Form 10-Q
period 1996-09-30
WR GRACE & CO/DE
filed 1996-11-14
CIK 1012100

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996


                        Commission File Number 1-12139

                               W. R. GRACE & CO.


                Delaware                                  65-0654331
        ------------------------                     -------------------
        (State of Incorporation)                     (I.R.S. Employer
                                                     Identification No.)

                             One Town Center Road
                        Boca Raton, Florida 33486-1010
                                (561) 362-2000


Indicate by check mark whether the registrant (including its predecessor) (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

83,007,373 shares of Common Stock, $.01 par value, were outstanding at November 1, 1996.

                      W. R. GRACE & CO. AND SUBSIDIARIES

                               Table of Contents
                               -----------------

                                                                   Page No.
                                                                   --------
Part I.   Financial Information

    Item 1.   Financial Statements

                Consolidated Statement of Operations               I-1

                Consolidated Statement of Cash Flows               I-2

                Consolidated Balance Sheet                         I-3

                Notes to Consolidated Financial Statements         I-4 to I-12

    Item 2.   Management's Discussion and Analysis of Results of
              Operations and Financial Condition                   I-13 to I-20


Part II.  Other Information

    Item 1.   Legal Proceedings                                    II-1
    Item 4.   Submission of Matters to a Vote of Security Holders  II-1
    Item 5.   Other Information                                    II-2
    Item 6.   Exhibits and Reports on Form 8-K                     II-3

As used in this Report, the term "Company" refers to W. R. Grace & Co. (a Delaware corporation), and the term "Grace" refers to the Company and/or one or more of its subsidiaries.

                         PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

W. R. Grace & Co. and Subsidiaries                    Three Months Ended      Nine Months Ended
Consolidated Statement of Operations (Unaudited)         September 30,          September 30,
------------------------------------------------      ------------------     -------------------
$ millions (except per share)                           1996      1995         1996       1995
------------------------------------------------      --------  --------     --------   --------
Sales and revenues................................    $  821.3  $  946.4     $2,656.2   $2,732.1
Other income......................................         8.2       4.5         26.1       13.3
                                                      --------  --------     --------   --------
  Total...........................................       829.5     950.9      2,682.3    2,745.4
                                                      --------  --------     --------   --------

Cost of goods sold and operating expenses.........       503.9     565.4      1,607.7    1,617.6
Selling, general and administrative expenses......       150.5     225.3        556.2      693.5
Depreciation and amortization.....................        43.4      45.8        135.3      124.2
Interest expense and related financing costs......        18.2      17.8         54.9       52.3
Research and development expenses.................        22.5      27.2         80.3       92.2
Restructuring costs...............................           -      44.3         53.7       44.3
Gain on sales of businesses.......................           -         -       (326.4)         -
                                                      --------  --------     --------   --------

  Total...........................................       738.5     925.8      2,161.7    2,624.1
                                                      --------  --------     --------   --------

Income from continuing operations before
         income taxes.............................        91.0      25.1        520.6      121.3
Provision for income taxes........................        35.5       5.3        190.4       33.6
                                                      --------  --------     --------   --------

Income from continuing operations.................        55.5      19.8        330.2       87.7
Income from discontinued operations...............     2,464.4       1.9      2,587.2       60.2
                                                      --------  --------     --------   --------

Net income........................................    $2,519.9  $   21.7     $2,917.4   $  147.9
                                                      ========  ========     ========   ========

------------------------------------------------------------------------------------------------

Earnings per share:
  Continuing operations...........................    $    .61  $    .20     $   3.46   $    .92
  Net income......................................    $  27.66  $    .22     $  30.64   $   1.55

Fully diluted earnings per share:
  Continuing operations...........................    $    .59  $    .20     $   3.37   $    .89
  Net income......................................    $  26.83  $    .22     $  29.76   $   1.51

Dividends declared per common share...............    $   .125  $    .35     $   .375   $   1.05

------------------------------------------------------------------------------------------------

               The Notes to Consolidated Financial Statements are
                     an integral part of these statements.

W. R. Grace & Co. and Subsidiaries                                                  Nine Months Ended
Consolidated Statement of Cash Flows (Unaudited)                                       September 30,
--------------------------------------------------------------------------------   ----------------------
$ millions                                                                           1996          1995
--------------------------------------------------------------------------------   --------      --------
OPERATING ACTIVITIES
  Income from continuing operations before income taxes.........................   $  520.6      $  121.3
  Reconciliation to cash provided by/(used for) operating activities:
      Depreciation and amortization.............................................      135.3         124.2
      Noncash charge relating to restructuring costs............................       53.7          44.3
      Gain on sales of businesses...............................................     (326.4)            -
      Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign exchange:
        Increase in notes and accounts receivable, net..........................     (158.6)        (55.4)
        Decrease/(increase) in inventories......................................       26.1         (81.5)
        Proceeds from asbestos-related insurance settlements....................      139.1         174.4
        Payments made for asbestos-related litigation settlements,
            judgments and defense costs.........................................      (86.6)        (96.7)
        Decrease in accounts payable............................................      (36.4)        (65.7)
        Other...................................................................     (116.3)        (14.2)
                                                                                   --------      --------
  Net pretax cash provided by operating activities of continuing operations.....      150.5         150.7
  Net pretax cash provided by operating activities of discontinued operations...       72.8          43.1
                                                                                   --------      --------
  Net pretax cash provided by operating activities..............................      223.3         193.8
  Income taxes paid.............................................................     (113.8)       (207.2)
                                                                                   --------      --------
  Net cash provided by/(used for) operating activities..........................      109.5         (13.4)
                                                                                   --------      --------

INVESTING ACTIVITIES (1)
  Capital expenditures..........................................................     (335.3)       (366.5)
  Businesses acquired in purchase transactions, net of
       cash acquired and debt assumed...........................................      (33.8)        (31.4)
  Increase in net investing activities of discontinued operations...............     (181.2)       (149.1)
  Net proceeds from divestments.................................................    2,802.9          49.4
  Other.........................................................................       25.3           9.3
                                                                                   --------      --------
  Net cash provided by/(used for) investing activities..........................    2,277.9        (488.3)
                                                                                   --------      --------

FINANCING ACTIVITIES (1)
  Dividends paid................................................................      (36.0)       (100.3)
  Repayments of borrowings having original maturities in excess of three months.     (513.6)        (41.6)
  Increase in borrowings having original maturities in excess of three months...         .1          52.1
  Net (decrease)/increase in borrowings having original
       maturities of less than three months.....................................     (512.7)        475.3
  Stock options exercised.......................................................       52.0         123.1
  Purchase of treasury stock....................................................     (727.1)        (12.0)
  (Decrease)/increase in net financing activities of discontinued operations....     (198.8)          4.2
  Other.........................................................................         .2             -
                                                                                   --------      --------
    Net cash (used for)/provided by financing activities........................   (1,935.9)        500.8
                                                                                   --------      --------

Effect of exchange rate changes on cash and cash equivalents....................       (0.5)          3.5
                                                                                   --------      --------
Increase in cash and cash equivalents...........................................   $  451.0      $    2.6
                                                                                   ========      ========

(1) See Notes 1 and 5 in this Report for supplemental information relating to noncash investing and financing activities.

                 The Notes to Consolidated Financial Statements
                    are integral parts of these statements.

W. R. Grace & Co. and Subsidiaries
Consolidated Balance Sheet (Unaudited)
-----------------------------------------------------------        September 30,     December 31,
$ millions (except par value)                                          1996             1995
-----------------------------------------------------------        ------------      ------------
                      ASSETS
CURRENT ASSETS
   Cash and cash equivalents...............................        $     491.6       $      40.6
   Notes and accounts receivable, net......................              765.9             596.8
   Inventories.............................................              415.3             491.9
   Net assets of discontinued operations...................              369.8             323.7
   Deferred income taxes...................................              220.7             206.1
   Other current assets....................................               24.3              22.2
                                                                   ------------      ------------
      Total Current Assets.................................            2,287.6           1,681.3

Properties and equipment, net of accumulated
         depreciation and amortization of $1,428.4
        and $1,418.8, respectively.........................            1,833.6           1,736.1
Goodwill, less accumulated amortization of $10.5
        and $20.6, respectively............................               49.3             111.8
Net assets of discontinued operations - health care........                 -            1,435.3
Asbestos-related insurance receivable......................              228.2             321.2
Deferred income taxes......................................              361.8             386.6
Other assets...............................................              586.3             625.3
                                                                   ------------      ------------

      TOTAL................................................        $   5,346.8       $   6,297.6
                                                                   ============      ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term debt.........................................        $     155.3       $     638.3
   Accounts payable........................................              253.2             339.2
   Income taxes............................................              280.3             103.3
   Other current liabilities...............................              842.2             836.4
   Minority interest.......................................              297.0             297.0
                                                                   ------------      ------------
      Total Current Liabilities............................            1,828.0           2,214.2

Long-term debt.............................................              741.6           1,295.5
Other liabilities..........................................              798.9             789.0
Deferred income taxes......................................               62.3              44.8
Noncurrent liability for asbestos-related litigation.......              645.6             722.3
                                                                   ------------      ------------
      Total Liabilities....................................            4,076.4           5,065.8
                                                                   ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stocks, $100 par value........................                  -               7.4
   Common stock, par value of $.01 and $1, respectively....                 .9              97.4
   Paid in capital.........................................              549.0             459.8
   Retained earnings.......................................              762.7             709.0
   Cumulative translation adjustments......................              (42.2)            (39.4)
   Treasury stock - 53,000 common shares, at cost..........                 -               (2.4)
                                                                   ------------      ------------
      Total Shareholders' Equity...........................            1,270.4           1,231.8
                                                                   ------------      ------------

      TOTAL................................................        $   5,346.8       $   6,297.6
                                                                   ============      ============

                 The Notes to Consolidated Financial Statements
                    are integral parts of these statements.

                      W. R. Grace & Co. and Subsidiaries
                  Notes to Consolidated Financial Statements
                (Dollars in millions, except per share amounts)


1.  CHANGE IN ORGANIZATION AND BASIS OF PRESENTATION

    Change in Organization

    On September 28, 1996, W. R. Grace & Co., a New York corporation subsequently renamed Fresenius National Medical Care Holdings, Inc. (Grace New York), distributed all of the shares of the Company's outstanding common stock to the holders of common stock of Grace New York on a one-for-one basis. As a result of the distribution, Grace New York's principal remaining asset was 100% of the outstanding capital stock of National Medical Care, Inc. (NMC). On September 29, 1996, a wholly owned subsidiary of Fresenius Medical Care AG (FMC), a German corporation, merged with and into Grace New York, resulting in the combination of NMC with the worldwide dialysis business of Fresenius AG (Fresenius), a German health care corporation and the principal shareholder of FMC.

    Neither the shares of Grace New York preferred stock issued and outstanding at the time of the distribution nor the treasury shares held by Grace New York at the time of the distribution were transferred to the Company. Accordingly, the distribution was accounted for as a retirement within the shareholders' equity section of the consolidated balance sheet at September 30, 1996. See Note 9 below for a reconciliation of the changes in shareholders' equity for the nine-month period ended September 30, 1996.

    For further information, see the Grace New York Joint Proxy
    Statement-Prospectus dated August 2, 1996 (Joint Proxy
    Statement-Prospectus), the Company's Prospectus dated August 2, 1996 (Prospectus) and Note 5 below.

    Basis of Presentation

    The interim consolidated financial statements in this Report are unaudited and should be read in conjunction with the consolidated financial statements for the year ended December 31, 1995 contained in the Prospectus. Such interim consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments are of a normal recurring nature. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current periods' basis of presentation.

    The results of operations for the three- and nine-month interim periods ended September 30, 1996 are not necessarily indicative of the results of operations for the fiscal year ending December 31, 1996.

2.  ASBESTOS AND RELATED INSURANCE LITIGATION

    As previously reported, Grace is a defendant in property damage and personal injury lawsuits relating to previously sold asbestos-containing products, and anticipates that it will be named as a defendant in additional asbestos-related lawsuits in the future. Due to the unique nature of each property damage claim, Grace cannot predict whether and to what

                      W. R. Grace & Co. and Subsidiaries
                  Notes to Consolidated Financial Statements
                (Dollars in millions, except per share amounts)


    extent asbestos-related property damage lawsuits and claims will be brought against it in the future or the expenses involved in defending against and disposing of any such future lawsuits and claims. By contrast, Grace believes that there are common features with respect to personal injury claims; therefore, in 1995, Grace determined that it had adequate experience to reasonably estimate the number of personal injury claims to be filed against it through 1998 and established an accrual for such claims.

    Grace was a defendant in approximately 44,400 asbestos-related lawsuits at September 30, 1996 (35 involving claims for property damage and the remainder involving approximately 115,100 claims for personal injury), as compared to approximately 40,800 lawsuits at December 31, 1995 (47 involving claims for property damage and the remainder involving approximately 92,400 claims for personal injury). During the first nine months of 1996, one new property damage lawsuit was filed; six property damage lawsuits were settled for a total of $11.9 (including one case that was on appeal); six property damage lawsuits were dismissed without the payment of any damages or settlement amounts; and, in a case that had been on appeal and is now final, Grace was held liable for $4.1.

    During the first nine months of 1996, approximately 2,200 personal injury claims against Grace were dismissed without payment and approximately 4,500 personal injury claims were settled for $18.6.

    Based upon and subject to the factors discussed in Note 2 in the Prospectus, Grace estimates that its probable liability with respect to the defense and disposition of asbestos property damage and personal injury lawsuits and claims pending at September 30, 1996 and December 31, 1995, as well as personal injury lawsuits and claims expected to be filed through 1998, is as follows:

                                                                              September 30,   December 31,
                                                                                  1996           1995
    ------------------------------------------------------------------------------------------------------

    Current liability for asbestos-related litigation (1)....................   $ 100.0          $ 100.0
    Noncurrent liability for asbestos-related litigation.................         645.6(3)         722.3
                                                                                --------         --------
    Total asbestos-related liability (2).....................................   $ 745.6          $ 822.3
                                                                                ========         ========
    ------------------------------------------------------------------------------------------------------

    (1) Included in "Other current liabilities" in the consolidated balance sheet.
    (2) Excludes two property damage lawsuits as to which the liabilities are not yet estimable because Grace has not yet been able to obtain sufficient information through discovery proceedings.
    (3) The decrease from December 31, 1995 reflects payments made by Grace for settlements and defense costs in connection with asbestos-related lawsuits and claims during the nine months ended September 30, 1996.

    Grace previously purchased insurance policies with respect to its asbestos-related lawsuits and claims. Grace has settled with and been paid by its primary insurance carriers with respect to both property damage and personal injury lawsuits and claims. With minor exceptions, Grace has also settled with its excess insurance carriers that wrote policies available for property damage claims; those settlements involve amounts paid and to be paid to Grace. In addition, Grace has settled with many excess insurance carriers that wrote policies available for personal injury lawsuits and claims. Grace is currently in litigation with

                      W. R. Grace & Co. and Subsidiaries
                  Notes to Consolidated Financial Statements
                (Dollars in millions, except per share amounts)


    its remaining excess insurance carriers whose policies are believed by Grace to be available for asbestos-related personal injury lawsuits and claims. Recovery under these policies is subject to lengthy litigation and legal uncertainties. Insurance coverage for asbestos-related liabilities has not been commercially available since 1985.

    The following table shows Grace's total estimated insurance recoveries related to the reimbursement for past and estimated future payments to defend against and dispose of asbestos-related lawsuits and claims:

                                                                                                     September 30,  December 31,
                                                                                                         1996          1995
    ----------------------------------------------------------------------------------------------------------------------------

    Notes receivable from insurance carriers - current, net of discounts of $4.0 (1995 - $4.3) (1).....  $  42.8      $  62.0
    Notes receivable from insurance carriers - noncurrent, net of discounts of $5.1 (1995 - $7.3) (2)..     33.4         56.4
    Asbestos-related insurance receivable..............................................................    228.2 (3)    321.2
                                                                                                        ---------    ---------
    Total amounts due from insurance carriers..........................................................  $ 304.4      $ 439.6
                                                                                                        =========    =========
    ----------------------------------------------------------------------------------------------------------------------------

    (1) Included in "Notes and accounts receivable, net" in the consolidated balance sheet.

    (2) Included in "Other assets" in the consolidated balance sheet.

    (3) The decrease from December 31, 1995 reflects the receipt of net insurance proceeds of $46.3 and the reclassification of $46.7 from "Asbestos-related insurance receivable" to "Notes receivable from insurance carriers - current" and "- noncurrent" as the result of a 1996 settlement with an insurance carrier.

    At September 30, 1996, settlements with certain insurance carriers provided for the future receipt by Grace of $85.3, which Grace has recorded as notes receivable (both current and noncurrent) of $76.2, net of discounts. In the first nine months of 1996, Grace received net proceeds of $139.1 pursuant to settlements with insurance carriers in reimbursement for monies previously expended by Grace in connection with asbestos-related lawsuits and claims; of this amount, $91.4 was received pursuant to settlements entered into in 1993 through 1996, which had previously been classified as notes receivable. Pursuant to settlements with two groups of carriers in 1995, Grace will continue to receive payments based on future cash outflows for asbestos-related lawsuits and claims; such payments are estimated to represent approximately $202.8 of the asbestos-related receivable of $228.2 at September 30, 1996.

    Grace's ultimate exposure with respect to its asbestos-related lawsuits and claims will depend on the extent to which its insurance will cover damages for which it may be held liable, amounts paid in settlement and litigation costs. However, in Grace's opinion (which is not based on a formal opinion of counsel), it is probable that recoveries from its insurance carriers (including amounts reflected in the receivable discussed above), along with other funds, will be available to satisfy the personal injury and property damage lawsuits and claims pending at September 30, 1996, as well as personal injury lawsuits and claims expected to be filed in the future. Consequently, Grace believes that the resolution of its asbestos-related litigation will not have a material adverse effect on its consolidated results of operations or financial position.

    For additional information, see Note 2 in the Prospectus.

                      W. R. Grace & Co. and Subsidiaries
                  Notes to Consolidated Financial Statements
                (Dollars in millions, except per share amounts)


3.  ACQUISITIONS AND DIVESTMENTS - CONTINUING OPERATIONS

    Acquisitions

    In July 1996, Grace completed the acquisition of Cypress Packaging, Inc. (Cypress), a manufacturer of flexible packaging. Cypress, with 1995 sales of more than $20, is a leading supplier of plastic packaging materials for the retail pre-cut produce market segment.

    In August 1996, Grace acquired Bayem S.A. de C.V., a wholly owned subsidiary of Grupo Zapata in Mexico that produces can coatings and closure sealants for the rigid container industry, with 1995 sales in excess of $10.

    Divestments

    In June 1996, Grace sold its water treatment and process chemicals business to Betz Laboratories, Inc. The purchase price in the transaction was $632.0, subject to certain adjustments, plus the assumption of certain liabilities. As initially adjusted, the purchase price of $636.4 (which is subject to further adjustment) was paid at closing as follows: $534.8 in cash, a $100.0 promissory note (secured by a letter of credit) due in January 1997, and a $1.6 promissory note paid in July 1996. The sales and revenues of Grace's water treatment and process chemicals business for the six months ended June 30, 1996 (through the date of sale) and nine months ended September 30, 1995 were $201.2 and $300.0, respectively; its financial position and results of operations were not significant to Grace.

    The divestments of this business and Grace's biopesticides business resulted in a pretax gain of $326.4, and an after-tax gain of $210.1 ($2.20 per common share of the Company), in continuing operations.

4.  RESTRUCTURING COSTS

    As discussed in Note 5 in the Prospectus, during the third quarter of 1995 Grace began implementing a worldwide program focused on streamlining processes and reducing general and administrative expenses, factory administration costs and noncore corporate research and development expenses. In the third and fourth quarters of 1995, Grace recorded pretax charges totaling $44.3 and $91.7 ($27.1 and $61.9 after-tax), respectively, associated with the implementation of the restructuring program.

    As previously reported, Grace has implemented, and expects to continue to implement, additional cost reduction and efficiency improvements beyond those initiated in 1995, as it further evaluates and reengineers its operations. In furtherance of those actions, in the second quarter of 1996 Grace recorded a pretax charge of $53.7 ($32.4 after-tax), principally related to employee termination benefits and lease termination costs in connection with the restructuring of Grace's European packaging operations.

                      W. R. Grace & Co. and Subsidiaries
                  Notes to Consolidated Financial Statements
                (Dollars in millions, except per share amounts)


5.  DISCONTINUED OPERATIONS

    Health Care

    As discussed in Note 1 above, on September 28, 1996 Grace New York completed the spin-off of the Company and the combination of NMC with the worldwide dialysis business of Fresenius. Prior to the completion of these transactions, Grace received a tax-free distribution of approximately $2,300 (including assumed debt) from NMC. As part of the transactions, for each Grace New York common share outstanding at the close of trading on September 27, 1996, Grace New York shareholders received one share of a new class of Grace New York preferred stock and 1.04909 American Depositary Shares (ADS), each representing one-third of an ordinary share of FMC (which collectively represent approximately 44.8% of FMC's common equity).

    The distribution of approximately $2,300, along with the 44.8% common equity interest in FMC valued at approximately $2,200 (based upon the number of ADSs and their initial price per share on September 30, 1996), resulted in a transaction valued at approximately $4,500. The total proceeds of approximately $4,500, less Grace New York's investment in NMC and related transaction costs, resulted in a pre- and after-tax gain of approximately $2,500 ($26.09 per common share of the Company) in discontinued operations. The 44.8% common equity interest in FMC is also reflected as a dividend of approximately $2,200 within the shareholders' equity section of the consolidated balance sheet at September 30, 1996. See Note 9 below for a reconciliation of the changes in shareholders' equity for the nine-month period ended September 30, 1996.

    In connection with the transaction, NMC borrowed $2,500 under a credit agreement. Grace has guaranteed $950 of those borrowings and expects its guarantee to be released (1) as to $800, upon the occurrence of certain events and subject to certain conditions, not later than November 26, 1996 and (2) as to the remaining $150, upon the achievement of certain financial ratios by NMC and certain affiliates. However, Grace can give no assurance whether or to what extent the guarantees will be released or when such release will occur. See "Financing" in the Joint Proxy Statement-Prospectus for additional information.

    Under the terms of the transaction, NMC will remain responsible for all liabilities, if any, resulting from the previously reported investigation by the Office of the Inspector General (OIG) of the U.S. Department of Health and Human Services. In July 1996, an agreement was entered into with the U.S. government under which, subject to certain conditions and limitations, (i) FMC and Grace New York guaranteed the payment of the obligations, if any, of NMC to the U.S. government in respect of the OIG investigation and another proceeding; (ii) Grace guaranteed the obligations of FMC under the foregoing guarantee with respect to acts and transactions that took place prior to the consummation of the transaction (but only if such obligations become due and payable and remain uncollected for 120 days); and (iii) NMC delivered a standby letter of credit in the principal amount of $150 in favor of the U.S. government to support its payment of such obligations.

                      W. R. Grace & Co. and Subsidiaries
                  Notes to Consolidated Financial Statements
                (Dollars in millions, except per share amounts)


    See Note 7 in the Prospectus, and "Business of Fresenius Medical Care -- Regulatory and Legal Matters -- Legal and Regulatory Proceedings -- OIG Investigation" and "-- OIG Agreements" in the Joint Proxy
    Statement-Prospectus, for additional information.

    Discontinued Operations - Consolidated Statement of Operations

    The sales and revenues and results of the discontinued health care operations and the gains on the separation of NMC and the sale of the transgenic plant business of Grace's Agracetus subsidiary (discussed below) were as follows:

                                                  Three Months Ended  Nine Months Ended
                                                     September 30,      September 30,
                                                  ------------------  ------------------
                                                    1996      1995      1996      1995
                                                  --------  --------  --------  --------
    Sales and revenues - health care              $  545.5  $  520.9  $1,650.7  $1,536.2
                                                  ========  ========  ========  ========
    Income/(loss) from health care operations
      before income taxes                         $  (17.3) $   23.6  $   59.8  $  127.7
    Provision for income taxes                         2.0      21.7      35.7      67.5
                                                  --------  --------  --------  --------
    Income/(loss) from health care operations     $  (19.3) $    1.9  $   24.1  $   60.2
                                                  --------  --------  --------  --------
    Gain on separation/sale of businesses         $2,473.7  $      -  $2,602.7  $      -
    Provision for/(benefit from) income
      taxes on separation/sale of businesses         (10.0)        -      39.6         -
                                                  --------  --------  --------  --------
    Net gain on separation/sale of businesses     $2,483.7  $      -  $2,563.1  $      -
                                                  --------  --------  --------  --------
    Income from discontinued operations           $2,464.4  $    1.9  $2,587.2  $   60.2
                                                  ========  ========  ========  ========

    The operating results of Grace's cocoa business and other discontinued operations have been charged against previously established reserves and are, therefore, not reflected in the above results.

    The net operating income of the health care business reflects an allocation of Grace's interest expense ($25.1 and $23.0 for the third quarters of 1996 and 1995, respectively, and $76.3 and $64.7 for the nine months ended September 30, 1996 and 1995, respectively) based on a ratio of the net assets of the health care business as compared to Grace's total capital. Taxes have been allocated to the health care business as if it were a stand-alone taxpayer; however, these allocations are not necessarily indicative of the taxes attributable to the health care business in the future. For the three and nine months ended September 30, 1995, net operating income of the health care business also reflects an allocation of Grace's health care-related research expenses (Grace management initiated the phase-out of certain of its health care research programs in the third quarter of 1995).

    In May 1996, Grace completed the sale of the transgenic plant business of its Agracetus subsidiary to the Monsanto Company for $150.0 in cash, resulting in a pretax gain of $129.0 and an after-tax gain of $79.4 ($0.83 per common share of the Company) in discontinued operations.

                      W. R. Grace & Co. and Subsidiaries
                  Notes to Consolidated Financial Statements
                (Dollars in millions, except per share amounts)


    Discontinued Operations - Consolidated Balance Sheet

    The net assets, excluding intercompany assets, of Grace's discontinued operations included in the consolidated balance sheet at September 30, 1996, were as follows:

                                                           Cocoa       Other       Total
                                                          -------     -------     -------
    Current assets                                         $296.2     $  32.3      $328.5
    Properties and equipment, net                           178.8        24.7       203.5
    Investments in and advances to affiliated companies         -        40.6        40.6
    Other assets                                             61.2        24.6        85.8
                                                          -------     -------     -------
        Total assets                                       $536.2     $ 122.2      $658.4
                                                          -------     -------     -------
    Current liabilities                                    $179.1     $  23.5      $202.6
    Other liabilities                                        79.1         6.9        86.0
                                                          -------     -------     -------
        Total liabilities                                  $258.2     $  30.4      $288.6
                                                          -------     -------     -------
        Net assets                                         $278.0     $  91.8      $369.8
                                                          =======     =======     =======

    Minority interest consists of a limited partnership interest in Grace Cocoa Associates, L.P. (LP). LP's assets consist of Grace Cocoa's worldwide cocoa and chocolate business, long-term notes and demand loans due from various Grace entities and guaranteed by the Company and its principal operating subsidiary, and cash. LP is a separate and distinct legal entity from each of the Grace entities and has separate assets, liabilities, business functions and operations. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of LP are included in Grace's consolidated financial statements as components of discontinued operations and the outside investors' interest in LP is reflected as a minority interest. The intercompany notes held by LP are eliminated in preparing the consolidated financial statements and, therefore, have not been classified as pertaining to discontinued operations.

6.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

    As described in Notes 16 and 17 in the Prospectus, Grace maintains defined benefit pension plans covering employees of certain units who meet age and service requirements, and provides certain postretirement health care and life insurance benefits for retired employees of specified U.S. units. Effective in the third quarter of 1996, Grace, in conjunction with a plan curtailment, reassessed the discount rate used to value future pension obligations for its principal U.S. plan and changed the rate from 7.25% to 8.00%. This change is not expected to have a material impact on results of operations.

                      W. R. Grace & Co. and Subsidiaries
                  Notes to Consolidated Financial Statements
                (Dollars in millions, except per share amounts)


7.  STOCK INCENTIVE PLANS

    As described in Note 15 in the Prospectus, stock options are granted under the Company's stock incentive plans. In connection with the transactions described in Notes 1 and 5 above, the number of shares covered by outstanding options and the exercise prices of such options were adjusted to preserve their economic value. The following table sets forth information relative to such options, as adjusted:

                                                                                  Average
                                                                    Number       Exercise
                                                                  of Shares        Price
                                                                 -----------     --------
    Balance at December 31, 1995, as adjusted................      8,833,450      $26.06
    Options granted..........................................        984,818       51.43
                                                                 -----------
                                                                   9,818,268
    Options exercised........................................     (2,710,055)      24.90
    Options terminated or canceled...........................       (367,763)      28.08
                                                                 -----------
    Balance at September 30, 1996............................      6,740,450       30.12
                                                                 ===========

    At September 30, 1996, options covering 4,726,562 shares were exercisable and 7,000,000 shares were available for additional grants. Currently outstanding options expire on various dates between October 1996 and May 2006.

8.  INVENTORIES

    Components of Grace's inventories were as follows:

                                                  September 30,     December 31,
                                                      1996             1995
                                                  -------------     ------------
    Raw and packaging materials                      $111.6            $137.1
    In process                                         75.0              78.0
    Finished products                                 277.1             325.2
                                                    -------           -------
                                                     $463.7            $540.3
    Less:  Adjustment of certain inventories
        to a last-in/first-out (LIFO) basis           (48.4)            (48.4)
                                                    -------           -------
        Total Inventories                            $415.3            $491.9
                                                    =======           =======

9.  SHAREHOLDERS' EQUITY

    Earnings per share are calculated on the basis of the following weighted average number of common shares outstanding:

                                                       1996           1995
                                                    ----------     ----------
    Three Months Ended September 30: .............  91,092,000     96,708,000

    Nine Months Ended September 30: ..............  95,188,000     95,330,000

                      W. R. Grace & Co. and Subsidiaries
                  Notes to Consolidated Financial Statements
                (Dollars in millions, except per share amounts)


    The Company is authorized to issue 300,000,000 shares of common stock. Of the common stock unissued at September 30, 1996, approximately 13,815,000 shares were reserved for issuance pursuant to stock options and other stock incentives.

    The Certificate of Incorporation also authorizes 53,000,000 shares of preferred stock, $.01 par value, none of which has been issued. 3,000,000 of such shares have been designated Junior Participating Preferred Stock and are reserved for issuance in connection with the Company's Preferred Stock Purchase Rights (Rights). A Right trades together with each outstanding share of common stock and entitles the holder to purchase one-hundredth of a share of Junior Participating Preferred Stock under certain circumstances and subject to certain conditions. The Rights are not and will not become exercisable unless and until certain events occur, and at no time will the Rights have any voting power.

    The changes in shareholders' equity for the nine-month period ended September 30, 1996 are as follows:

                                                                                         Cumulative
                                                 Preferred  Common   Paid in  Retained   Translation  Treasury
                                                   Stocks    Stock   Capital  Earnings   Adjustments    Stock     Total
                                                 -----------------------------------------------------------------------
    Balance at January 1, 1996.................    $  7.4   $ 97.4   $ 459.8  $  709.0   $  (39.4)   $  (2.4)  $ 1,231.8
    Net income.................................        --       --        --   2,917.4         --         --     2,917.4
    Cash dividends paid........................        --       --        --     (36.0)        --         --       (36.0)
    Dividend of common equity interest in FMC..        --       --        --  (2,172.3)        --         --    (2,172.3)
    Stock options and awards...................        --      1.4      50.6        --         --         --        52.0
    Purchase of common stock...................        --       --        --        --         --     (727.1)     (727.1)
    Shares issued under stock option plans.....        --       --       1.6        --         --        5.8         7.4
    Retirement of treasury stock...............        --     (9.8)    (51.1)   (662.8)        --      723.7          --
    Change in par value of common stock........        --    (88.1)     88.1        --         --         --          --
    Retirement of preferred stocks.............      (7.4)      --        --       7.4         --         --          --
    Translation adjustments....................        --       --        --        --       (2.8)        --        (2.8)
                                                   ------   ------   -------  --------   --------    -------   ---------
    Balance at September 30, 1996..............    $   --   $   .9   $ 549.0  $  762.7   $  (42.2)   $    --   $ 1,270.4
                                                   ======   ======   =======  ========   ========    =======   =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION


    REVIEW OF OPERATIONS

        Overview - Income from Continuing Operations

    The first nine months of 1996 included an after-tax gain totaling $210.1 million ($326.4 million pretax) on the sale of businesses, primarily Grace's water treatment and process chemicals business and its biopesticides business, partially offset by an after-tax charge of $32.4 million ($53.7 million pretax) for restructuring costs. The third quarter and first nine months of 1995 included an after-tax charge of $6.1 million and $18.6 million ($10.0 million and $30.0 million pretax), respectively, relating to corporate governance matters, as well as an after-tax charge of $27.1 million ($44.3 million pretax) for restructuring costs. Excluding the above items, income from continuing operations for the third quarter of 1996 would have increased 5% as compared to the third quarter of 1995, and income from continuing operations for the 1996 first nine months would have increased by 14% over the first nine months of 1995.

        Operating Results - Continuing Operations

    Grace's continuing operations consist principally of the development, manufacture and sale of packaging and specialty chemical products and systems. The following table compares the operating results for Grace's continuing operations for the 1996 third quarter and first nine months to those for the comparable periods of 1995 (dollars in millions):

                                                Three Months Ended         Nine Months Ended
                                                    September 30,             September 30,
                                               ---------------------     ---------------------
                                                 1996         1995         1996         1995
                                               --------     --------     --------     --------
    Sales and revenues, before divested
      businesses/other                         $  821.3     $  810.0     $2,401.3     $2,344.4
    Sales and revenues of divested
      businesses/other (i)                            -        136.4        254.9        387.7
                                               --------     --------     --------     --------
    Sales and revenues                         $  821.3     $  946.4     $2,656.2     $2,732.1
                                               ========     ========     ========     ========

    Operating income before taxes (ii)         $  108.2     $   96.7     $  294.2     $  250.4
    Gain on sales of businesses                       -            -        326.4            -
    Restructuring costs                               -        (44.3)       (53.7)       (44.3)
    Provision for corporate governance                -        (10.0)           -        (30.0)
    Interest expense/financing costs (iii)        (18.2)       (17.8)       (54.9)       (52.3)
    Other income/(expenses), net (iii)              1.0           .5          8.6         (2.5)
                                               --------     --------     --------     --------
    Income from continuing operations
      before income taxes                      $   91.0     $   25.1     $  520.6     $  121.3
                                               ========     ========     ========     ========
----------------------------------------------------------------------------------------------

    (i) Primarily comprised of the water treatment business, divested in the second quarter of 1996.
    (ii) Reflects the allocation of general corporate overhead, general corporate research expenses and certain other income and expense items that can be identified with continuing operations.
    (iii) Corporate interest and financing costs and nonallocable expenses are not reflected in the results of continuing operations. Corporate interest and financing costs are not allocated to continuing operations because significant financing decisions are centralized at the corporate level.

    Management's Discussion and Analysis of Results of Operations and Financial Condition (Continued)


    The 2% increase in sales and revenues before divested businesses/other for the third quarter of 1996 reflected a favorable volume variance estimated at 4% (with increased volumes in all product lines), offset by unfavorable price/product mix and currency translation variances estimated at 2%. The 2% increase in sales and revenues before divested businesses/other for the first nine months of 1996 reflected a favorable volume variance estimated at 4%, offset by unfavorable price/product mix and currency translation variances estimated at 1% each. The following is a discussion of the sales and revenues of Grace's product lines for the 1996 and 1995 third quarters.

    o PACKAGING - Volume increases were offset by unfavorable price/product mix variances, resulting in essentially flat sales for the 1996 quarter versus 1995. Sales of bags declined, particularly (1) in North America, due to lower sales in the processed (smoked and cured) meat segment as a result of continued higher pork prices, and (2) in Asia Pacific, caused by the lower consumption of beef due to consumer fears associated with the outbreak of E. coli bacteria and bovine spongiform encephalopathy - commonly referred to as "mad cow disease", partially offset by (3) sales increases in Latin America due to an improving economy in Argentina and increased cattle slaughter rates in Uruguay. Sales of bags in Europe for the 1996 third quarter were comparable to the 1995 quarter despite the impact of mad cow disease.

       Sales of films were down, primarily in North America and Asia Pacific, due to continued pricing pressures. European sales increased due to improved demand from the bakery segment due to stronger sales in the organized retail level in the U.K., along with growth in Italy and Holland due to market share gains. European display sales increased as a result of sales of new products. Laminate sales were flat, as improved sales in the processed and prepared foods segment from new product applications in Asia Pacific were offset by a decline in the rollstock segment in North America as a result of higher pork prices.

    o CONTAINER - Volume increases from improved market penetration of can coating products in Latin America were offset by sales declines of closure compounds. Lower consumer demand for beverage products in Europe and market share loss in Asia Pacific led to decreased sales of closure compounds for the 1996 quarter versus the 1995 quarter. European can sealing sales were up slightly due to market share gains.

    o CATALYSTS AND OTHER SILICA-BASED PRODUCTS - Sales declined slightly, as higher sales of polyolefin catalysts and silica/adsorbents were offset by a sales decline in refinery catalysts. The decline in refinery catalysts in North America and Europe, caused by pricing pressures, were partially offset by continued growth in Asia Pacific. Polyolefin catalyst sales continue to be positively impacted by the strong resin market, while silica/adsorbent sales benefited from new product applications in Europe and Asia Pacific.

    o CONSTRUCTION PRODUCTS - Sales increased in all regions and within all products, especially in North America, as volumes in concrete and waterproofing products improved from growth in housing starts and projects. Also significantly contributing to the increase was the positive impact from market share gains in Asia Pacific concrete products.

    Management's Discussion and Analysis of Results of Operations and Financial Condition (Continued)


    Operating income before taxes increased by 12% in the third quarter of 1996 as compared to the 1995 third quarter, as cost management programs continued to favorably impact results across all regions and product lines. In addition, regional results included the following operational highlights:

    o NORTH AMERICA - Sales volume increases in construction products were partially offset by lower gross profit in packaging due to the volume declines in bags and films, discussed above.

    o EUROPE - Results were favorably impacted by the volume increases in construction products and silica/adsorbents, discussed above.

    o ASIA PACIFIC - Volume increases from catalysts and other silica-based products were partially offset by declines in gross profit in packaging due to the volume declines in bags and films, discussed above.

    o LATIN AMERICA - Results versus the 1995 third quarter were favorably impacted by the volume increases in bags, discussed above.

    For the first nine months of 1996, operating income increased 17% over 1995, primarily due to growth in construction products and catalysts and other silica-based products, as discussed above. This growth was partially offset by the flat sales and unfavorable product mix from packaging due to a volume decline in the European and Asia Pacific bag market as a result of lower beef consumption levels, as previously discussed.

         Statement of Operations

    Other Income

    Other income includes interest income, dividends, royalties from licensing agreements and equity in earnings of affiliated companies. Included in other income in the first nine months of 1996 was interest income of $7.5 million relating to the settlement of prior years' Federal income tax returns.

    Interest Expense and Related Financing Costs

    Interest expense and related financing costs of $18.2 million and $54.9 million (excluding amounts allocated to discontinued operations) in the third quarter and first nine months of 1996, respectively, increased 2% and 5%, respectively, versus the comparable 1995 periods. Including amounts allocated to discontinued operations, interest expense and related financing costs increased 6% and 12% in the third quarter and first nine months of 1996, respectively, over the comparable 1995 periods, to $43.3 million and $131.2 million, respectively. The overall increase in interest expense and related financing costs is primarily due to higher average debt levels, partially offset by lower average effective interest rates.

    See "Financial Condition: Liquidity and Capital Resources" below for information on borrowings.

    Management's Discussion and Analysis of Results of Operations and Financial Condition (Continued)


    Research and Development Expenses

    Research and development spending decreased 17% and 13% in the third quarter and first nine months of 1996, respectively, versus the 1995 periods, reflecting cost management programs. Research and development spending for 1996 has been directed to Grace's continuing packaging and specialty chemicals businesses.

    Research and development spending is expensed as incurred. Research is carried out by product line laboratories in North America, Europe, Latin America and Asia Pacific and at a corporate research facility in the U.S. Corporate research spending is generally charged to the product lines, based upon the costs incurred on projects directly sponsored by the product lines.

    Restructuring Costs

    See Note 4 in this Report for information relating to restructuring costs.

    Income Taxes

    The effective tax rates were 39.0% and 36.6%, respectively, for the third quarter and first nine months of 1996, compared with 21.1% and 27.7%, respectively, for the comparable periods in 1995. Excluding the items discussed in "Overview - Income from Continuing Operations" above, Grace's effective tax rates would have been 33.2% for the third quarter of 1995 and 38.5% and 31.8% for the first nine months of 1996 and 1995, respectively.

    The effective tax rates in the third quarter and first nine months of 1995 reflected a lower overall foreign tax rate than is currently experienced, as the result of a reassessment of the valuation allowance for certain deferred tax assets.

    Income from Discontinued Operations

    As discussed in Notes 1 and 5 in this Report, on September 28, 1996, Grace New York completed the spin-off of the Company and the combination of NMC with the worldwide dialysis business of Fresenius. The following table compares the results for health care operations for the 1996 third quarter and first nine months to results for the comparable periods of 1995 (dollars in millions):

                                                Three Months Ended         Nine Months Ended
                                                    September 30,             September 30,
                                               ---------------------     ---------------------
                                                 1996         1995         1996         1995
                                               --------     --------     --------     --------
    Sales and revenues                         $  545.5     $  520.9     $1,650.7     $1,536.2
                                               ========     ========     ========     ========
    Operating income before taxes (i)          $    7.8     $   46.6     $  136.1     $  192.4
                                               ========     ========     ========     ========

----------------------------------------------------------------------------------------------

    (i) The above operating results do not include interest expense allocated to the discontinued health care business of $25.1 and $23.0 for the third quarters of 1996 and 1995, respectively, and $76.3 and $64.7 for the first nine months of 1996 and 1995, respectively.

    Management's Discussion and Analysis of Results of Operations and Financial Condition (Continued)


    Health care sales and revenues for the third quarter and first nine months of 1996 increased by 5% and 7%, respectively, over the comparable periods of 1995. These improvements were due to increases in revenues from kidney dialysis services and medical products operations in both periods, largely due to the effect of acquisitions subsequent to the first nine months of 1995. Partially offsetting the first nine months of 1996 increase was the decision, effective July 1, 1995, to discontinue recognizing incremental revenue relating to certain dual eligible end stage renal disease patients due to the previously reported impact of the Omnibus Budget Reconciliation Act of 1993 (OBRA 93) on the payment of benefits under Medicare and employer health plans for certain dual eligible end stage renal disease patients. The number of centers providing dialysis and related services increased 11%, from 657 at September 30, 1995 to 732 at September 28, 1996 (607 in North America, 65 in Europe, 41 in Latin America and 19 in Asia Pacific). The improvements in dialysis services and medical products operations were partially offset by decreases in both the third quarter and first nine months of 1996 in home health care revenues resulting from a decrease in infusion therapy revenues, principally intradialytic parenteral nutrition (IDPN) therapy, due to continued managed care pricing pressure.

    Operating income before taxes in the third quarter and first nine months of 1996 decreased by 83% and 29%, respectively, over the 1995 periods. In the third quarters of 1996 and 1995, operating income was affected by various nonrecurring charges, primarily relating to asset impairments. As previously discussed, operations were negatively affected by the effects of OBRA 93 (which reduced revenues without a commensurate decrease in costs) on kidney dialysis services results and a reduction in home health care operating income due to the decreased revenues associated with IDPN therapy, discussed above. Offsetting these items was the increase in earnings from medical products operations due to the increased revenues discussed above, as well as increased treatment volume in kidney dialysis services which was positively impacted by the effects of acquisitions and the increased number of centers providing dialysis and related services.

    As previously reported, certain matters could materially adversely affect NMC's business, financial position and results of operations. For a discussion of these items, see Note 7 in the Prospectus and "Business of Fresenius Medical Care -- Regulatory and Legal Matters" in the Joint Proxy Statement-Prospectus.


    FINANCIAL CONDITION; LIQUIDITY AND CAPITAL RESOURCES

    During the first nine months of 1996, the net pretax cash provided by Grace's continuing operating activities was essentially flat at $150.5 million, versus $150.7 million in the first nine months of 1995. A reduction in cash inflows from settlements with certain insurance carriers (in connection with asbestos-related litigation) net of amounts paid for the defense and disposition of asbestos-related litigation of $52.5 million in the first nine months of 1996 as compared to $77.7 million in the first nine months of 1995 was largely offset by improved operating results. After giving effect to the net pretax cash provided by operating activities of discontinued operations and payments of income taxes, the net cash provided by operating activities increased by $122.9 million in the first nine months of 1996 versus the first nine months of 1995.

    Management's Discussion and Analysis of Results of Operations and Financial Condition (Continued)


    Investing activities provided $2,277.9 million of cash in the first nine months of 1996, largely reflecting the net cash proceeds of $2,802.9 million from the divestments of businesses (excluding a $100.0 million promissory note received on the sale of the water treatment and process chemicals business and the 44.8% common equity interest in FMC valued at approximately $2.2 billion). Capital expenditures of $335.3 million have been made for the first nine months of 1996, primarily related to the packaging and catalyst and other silica-based businesses. Also, investing activities of discontinued operations for the first nine months of 1996 used $181.2 million (compared to $149.1 million used in the first nine months of 1995), primarily reflecting the classification of the health care business as a discontinued operation in the 1995 second quarter. Management anticipates that total capital expenditures for 1996 will not exceed the 1995 expenditure level.

    Net cash used for financing activities in the first nine months of 1996 was $1,935.9 million, primarily reflecting reductions in debt, the repurchase of stock (discussed below), and the payment of dividends, partially offset by proceeds from the exercise of employee stock options. Total debt was $896.9 million at September 30, 1996, reflecting a decrease of $1,036.9 million from December 31, 1995. Grace's total debt as a percentage of total capital (debt ratio) decreased from 61.1% at December 31, 1995 to 41.4% at September 30, 1996. As of September 30, 1996, Grace canceled agreements to sell up to $300 million of interests in designated pools of trade receivables, $180 million of which pertained to NMC. At December 31, 1995, $295.8 million had been received pursuant to such sales, $179.8 million of which pertained to NMC.

    Grace is targeting a ratio of net debt to earnings before interest, taxes, deprecation and amortization of between 1.6 and 2.0 following the completion of pending divestments. Accordingly, the cash received from divestments is being used to reduce debt and repurchase shares.

    Grace New York initiated its previously announced share repurchase program in April 1996. As of September 27, 1996, Grace New York had acquired 9,864,800 shares under this program at a cost of approximately $727.1 million or an average price of approximately $73.70 per share. This average price per share does not reflect the NMC transactions described in Notes 1 and 5 in this Report. Under the Company's program to repurchase up to 20% of the shares outstanding following the NMC transaction, as of November 14, 1996 the Company had repurchased 8,020,800 shares at a cost of approximately $423.0 million (or an average price of approximately $52.74 per share).

    At September 30, 1996, the Company held cash and cash equivalents of $491.6 million in anticipation of continuing share repurchase activity. This balance has been substantially eliminated as a result of the share repurchases described above.

    In May 1996, Grace entered into a new credit agreement providing for total borrowings of $1.85 billion and terminated three previous agreements providing for total borrowings of $850 million. On November 27, 1996, the total borrowings available under the new credit

    Management's Discussion and Analysis of Results of Operations and Financial Condition (Continued)


    agreement will be reduced to $650 million. In addition, Grace continues to have $350 million available under a separate long-term facility expiring on September 1, 1999.

    See Note 5 in this Report for information concerning an agreement reached with the U.S. government regarding the OIG investigation.

    In July 1996, Grace completed the acquisition of Cypress Packaging, Inc. (Cypress), a manufacturer of flexible packaging. Cypress, with 1995 sales of more than $20 million, is a leading supplier of plastic packaging materials for the retail pre-cut produce market segment. The acquisition of Cypress is in lieu of the previously announced plan to construct a $50 million plant in Seneca, South Carolina to serve the fresh-cut produce market.

    In October 1996, Grace announced that it expects to divest four noncore businesses within the next three to six months. The businesses to be sold are Grace TEC Systems and Grace Specialty Polymers, as well as Grace Cocoa and Amicon (a bioseparation sciences business), previously classified as discontinued operations. Grace expects to receive approximately $300 million in pre-tax proceeds from the divestitures, net of satisfaction of minority interest and other obligations associated with Grace Cocoa.

    Asbestos-Related Matters

    As reported in Note 2 in this Report, Grace is a defendant in property damage and personal injury lawsuits relating to previously sold asbestos-containing products and is involved in related litigation with certain of its insurance carriers. As also indicated therein, the amounts reflected in the consolidated financial statements with respect to the probable cost of defending against and disposing of asbestos-related lawsuits and claims and probable recoveries from insurance carriers represent estimates; neither the outcomes of such lawsuits and claims nor the outcomes of Grace's continuing litigations with certain of its insurance carriers can be predicted with certainty. In the first nine months of 1996, Grace received $52.5 million under settlements with certain insurance carriers, net of amounts paid for the defense and disposition of asbestos-related property damage and personal injury litigation. The balance sheet at September 30, 1996 includes a $228.2 million receivable due from insurance carriers, a portion of which is subject to litigation. Grace has also recorded notes receivable of $85.3 million ($76.2 million, net of discounts) for amounts to be received in 1996 to 2001 pursuant to settlement agreements with certain insurance carriers.

    Environmental Matters

    During the third quarter of 1996, Grace settled a lawsuit with Hatco Corporation (see Item 1 of Part I in this Report); this settlement is not expected to significantly affect Grace's liquidity. There were no other significant developments relating to environmental liabilities in the first nine months of 1996.

    For additional information relating to environmental liabilities, see Note 12 in the Prospectus.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

      (a) Note (b) to the Consolidated Financial Statements in Part I of this Report is incorporated herein by reference.

      (b) In September 1996, Grace settled the lawsuit instituted by Hatco Corporation ("Hatco"), which is described in the Prospectus under the heading "Business of Grace Chemicals -- Legal Proceedings and Regulatory Matters -- Environmental Proceedings." In addition, subject to the execution of definitive agreements, Grace and its insurance carriers have agreed on the terms of a settlement of the related lawsuit in which Grace sought indemnity from such carriers against any damages and defense costs incurred by Grace as a result of the Hatco lawsuit. Under the settlements, Grace will be required to pay a percentage of future remediation costs (which percentage will vary based upon the total amount of such costs), and the insurance carriers will pay Grace a specified amount. Grace believes that the amounts it will be required to pay in connection with the settlement of the Hatco lawsuit (net of recoveries expected from insurance carriers) will not exceed Grace's established reserves.


Item 4.  Submission of Matters to a Vote of Security Holders.

      On September 16, 1996, the Company's predecessor, W. R. Grace & Co., a New York corporation subsequently renamed Fresenius National Medical Care Holdings, Inc. ("Grace New York"), held a special meeting of shareholders ("Special Meeting"). At the Special Meeting, Grace New York's shareholders (a) adopted and approved the Agreement and Plan of Reorganization, dated as of February 4, 1996, between Grace New York and Fresenius AG, related agreements, and the transactions contemplated thereby and (b) adopted and approved an amendment to Grace New York's Certificate of Incorporation.

      The following sets forth the results of voting at the Special Meeting:

                                             VOTES
                        ----------------------------------------------------
MATTER                    FOR        AGAINST    ABSTENTIONS   BROKER NON-VOTES
------                    ---        -------    -----------   ----------------
Agreement and
 Plan of
 Reorganization         76,330,692    681,952      443,917         283,510


Amendment to
 Certificate of
 Incorporation          72,900,256  4,356,893      477,817           5,104

Item 5.  Other Information.

      On October 22, 1996, Grace announced that it expects to divest four noncore businesses within the next three to six months. The businesses to be sold are Grace TEC Systems and Grace Specialty Polymers, as well as Grace Cocoa and Amicon, previously classified as discontinued operations.

      In August 1996, Grace acquired Bayem S.A. de C.V., a wholly owned subsidiary of Grupo Zapata in Mexico that produces can coatings and closure sealants for the rigid container industry, with 1995 sales in excess of $10 million.

Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits. The following are being filed as exhibits to this Report:

          -- weighted average number of shares and earnings used in per share computations
          -- computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends
          --  financial data schedule

      (b) Reports on Form 8-K. On July 11, 1996, Grace New York filed a Report on Form 8-K relating to the sale of the business and assets of Grace's Dearborn water treatment and process chemicals business to Betz Laboratories, Inc. Grace New York filed a Report on Form 8-K on August 9, 1996, relating to the announcement of 1996 second quarter results. The Company filed a Report on Form 8-K on October 10, 1996, relating to Grace New York's distribution of all of the shares of the Company's outstanding common stock to the holders of Grace New York's common stock on a one-for-one basis. The Company also filed a Report on Form 8-K on November 8, 1996, relating to the announcement of 1996 third quarter results.

                                   SIGNATURE
                                   ---------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      W. R. GRACE & CO.
                                                 -------------------------
                                                        (Registrant)




Date: November 14, 1996                     By /s/ Kathleen A. Browne
                                               ---------------------------
                                                   Kathleen A. Browne
                                            Vice President and Controller
                                            (Principal Accounting Officer)

                               W. R. GRACE & CO.

                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                 EXHIBIT INDEX


EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
     11 Weighted average number of shares and earnings used in per share computations

     12 Computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends

     27            Financial Data Schedule