Form 10-K405
period 1996-12-31
WR GRACE & CO/DE
filed 1997-03-28
CIK 1012100

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996      Commission file number 1-12139

                                W. R. GRACE & CO.

Incorporated under the Laws of the           I.R.S. Employer Identification No.
      State of Delaware                                  65-0654331

              ONE TOWN CENTER ROAD, BOCA RATON, FLORIDA 33486-1010
                                  561/362-2000
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                       NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                                               WHICH REGISTERED
         -------------------                                           ------------------------

Common Stock, $.01 par value                         }                New York Stock Exchange, Inc.
Preferred Stock Purchase Rights                      }

7-3/4% Notes Due 2002                                }
 (issued by W. R. Grace & Co.-Conn.,                 }                New York Stock Exchange, Inc.
 a wholly owned subsidiary) and                      }
 related Guarantees                                  }


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

         Indicate by check mark whether the registrant (including its predecessor) (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.
 Yes X   No
    ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. X
          ---

         The aggregate market value of W. R. Grace & Co. voting stock held by nonaffiliates was approximately $3.8 billion at January 31, 1997.

         At February 28, 1997, 74,048,314 shares of W. R. Grace & Co. Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                Document                                  Where Incorporated
                --------                                  ------------------
  Proxy Statement for Annual Meeting to be
    held May 9, 1997 (specified portions)                      Part III



================================================================================

                                TABLE OF CONTENTS

                                                                             Page
                                                                             ----
                                     PART I

Item 1.  Business .........................................................    1
           Introduction and Overview ......................................    1
           Products and Markets ...........................................    4
           Discontinued Operations ........................................   11
           Research Activities ............................................   12
           Patents and Other Intellectual Property Matters ................   12
           Environmental, Health and Safety Matters .......................   13
Item 2.  Properties .......................................................   14
Item 3.  Legal Proceedings ................................................   14
Item 4.  Submission of Matters to a Vote of Security Holders ..............   22

Executive Officers ........................................................   22

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters ...........................................   23
Item 6.  Selected Financial Data ..........................................   25
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...........................   25
Item 8.  Financial Statements and Supplementary Data ......................   25
Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ...........................   25

                                    PART III

Item 10. Directors and Executive Officers of the Registrant ...............   25
Item 11. Executive Compensation ...........................................   26
Item 12. Security Ownership of Certain Beneficial
           Owners and Management ..........................................   26
Item 13. Certain Relationships and Related Transactions ...................   26

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K ...................................................   26

Signatures ................................................................   33

Financial Supplement ......................................................  F-1


                                     PART I


ITEM 1. BUSINESS.

INTRODUCTION AND OVERVIEW

         W. R. Grace & Co., through its subsidiaries, is one of the world's leading packaging and specialty chemicals companies. Grace's core businesses are packaging, catalysts and other silica-based products, and construction products. It began operating these core businesses in 1954, when it acquired both the Dewey and Almy Chemical Company and the Davison Chemical Company. Grace believes that each of its core businesses is an industry leader, offers high value-added products, employs leading technology, and has a global presence. Grace's products and systems serve highly specialized market segments; accordingly, competition tends to be based primarily on technological capability, customer service, product quality, and, to a lesser extent, price. These products and systems also generally represent an important component (but a relatively small portion of the cost) of the end products or processes in which they are used. Grace believes that it provides highly differentiated, superior products and services through investments in research and development, facilities that enable Grace to take advantage of expanding global opportunities, and technology platforms capable of providing multiple products to anticipate and satisfy customer needs.

         As used in this Report, the term "Company" refers to W. R. Grace & Co., a Delaware corporation, and the term "Grace" refers to the Company and/or one or more of its subsidiaries and, in certain cases, their respective predecessors. Grace's principal executive offices are located at One Town Center Road, Boca Raton, Florida 33486-1010, and its telephone number is 561/362-2000. At year-end 1996, Grace had approximately 17,400 full-time employees worldwide in its continuing operations.

         Grace's Consolidated Financial Statements for the three years in the period ended December 31, 1996 ("Consolidated Financial Statements"), and certain other financial information included in the Company's 1996 Annual Report to Shareholders, are set forth in the Financial Supplement to this Report and incorporated by reference in this Report.

         Information concerning the sales and revenues, pretax operating income and identifiable assets of Grace's continuing operations by geographic area for 1996, 1995 and 1994 is contained in Note 17 to the Consolidated Financial Statements.

         STRATEGIC OBJECTIVES AND ACTIONS. Grace's principal strategic objective has been, and will continue to be, to increase shareholder value. In recent years, Grace has sought to achieve this objective by (a) focusing on core businesses to accelerate profitable growth; (b) upgrading financial performance, principally by disposing of noncore businesses, strengthening the balance sheet and reducing overhead; and (c) integrating corporate and operating unit functions through global product line management. In particular, since mid-1995, Grace has:

-        disposed of noncore businesses, including National Medical Care, Inc.
         ("NMC"), its principal health care business (in a transaction valued at $4.5 billion), as well as Grace's water treatment and process chemicals business for $636 million, its cocoa business for approximately $470 million, the transgenic plant business of its Agracetus subsidiary for $150 million, and its Amicon separations science business for $125 million, in each case consisting of cash plus debt assumed by the buyer;
- used the proceeds from these and other transactions to repurchase stock, reduce indebtedness, and, to a lesser extent, invest in core businesses;
- streamlined processes and thereby reduced expenses by approximately $100 million annually (with further actions being taken to improve margins);
-        strengthened controls on working capital and capital spending; and
-        focused its research and development spending on core businesses.

         In addition, in the early 1990s, the management structure of Grace was reorganized on the basis of global product lines (as distinguished from regional product management). As a result of this reorganization, Grace believes that it is better able to serve its multinational customers in all global regions, as well as to tailor its product offerings to meet local preferences. Grace is completing the disposition of its remaining noncore businesses. In February 1997, Grace entered into an agreement to sell its specialty polymers business for $147 million in cash, and it expects to dispose of its thermal and emission control systems business (see "Discontinued Operations" below) in 1997.

         To focus on core business growth, Grace has made strategic acquisitions, totaling $103 million in the 1994-1996 period, directly related to its core businesses, and has entered into a number of strategic alliances intended to further expand these businesses internationally. In 1994, Grace acquired construction chemicals businesses with operations in North America, Europe and Asia Pacific. In 1995, Grace formed a 68%-owned joint venture with a Chinese packaging company, primarily to manufacture shrink films for sausage casings in China, as well as a 51%-owned joint venture with a Russian company to produce container and closure sealants for sale throughout the Commonwealth of Independent States. In 1996, Grace formed a joint venture to market coatings and sealants in India and formed another joint venture to manufacture and market cement additives and concrete admixtures in Turkey. Also in 1996, Grace acquired a U.S. manufacturer of flexible plastic packaging materials for the retail pre-cut produce market segment, a Mexican producer of can coatings and closure sealants for the rigid container industry, and a construction chemicals business in Australia.

         From 1994 through 1996, Grace's capital expenditures for its core packaging and specialty chemicals businesses totaled $1.15 billion (including $389.5 million in 1996). These expenditures were directed towards the expansion of existing facilities as well as the construction of new facilities. Grace anticipates that its capital expenditures for 1997 will approximate $300 million, all of which will be directed towards its core businesses.

         In the future, Grace intends to continue its emphasis on internal growth, primarily through new product development and geographic expansion. In addition, it may also effect acquisitions, joint ventures and strategic alliances that afford synergies or other benefits necessary to fulfill strategic objectives of a core business (such as a key technology or an opportunity for geographic expansion) or that provide a combination of a close fit with a core business and the potential for exceptional returns.

         PROJECTIONS AND OTHER FORWARD-LOOKING INFORMATION. This Report contains, and other communications by Grace may contain, projections or other "forward-looking" information. Like any other business, Grace is subject to risks and other uncertainties that could cause its actual results to differ materially from any such projections or that could cause other forward-looking information to prove incorrect. In addition to general economic conditions and conditions in the industries in which Grace competes and the markets it serves, Grace is subject to risks and uncertainties that could cause its projections and other forward-looking information to prove incorrect, including the following:

- technological breakthroughs rendering a product, a class of products or a line of business obsolete;
- an inability to adapt to continuing technological improvements by competitors or customers;
- incidents (including outbreaks such as those experienced in 1996 with E. coli bacteria and "mad cow disease") that cause declines in the consumption of beef or other foods or products served by Grace's packaging business;
- a decline in worldwide oil consumption or the development of new methods of oil refining;
-        increases in prices of raw materials, such as resins and polyethylene;
- a reversal of the current trend towards more processing of food products (particularly meats, cheeses and produce) outside of the supermarket;
- an inability to gain customer acceptance, or slower than anticipated acceptance, of new products or product enhancements (particularly in the construction industry);
- changes in environmental regulations or societal pressures that make Grace's businesses more costly or that change the types of products used, especially packaging products and oil products;
-        slower than anticipated economic advances in less developed countries;
-        a decrease in the use of structural steel in buildings;
- underutilization of Grace's manufacturing and production plants as a result of slower than anticipated growth, especially in light of recent significant capital expenditures; and

- the acquisition (through theft or other means) and use by others of Grace's proprietary formulas and other know-how (particularly in Grace's container business).

         See Notes 1, 3, 4, 6, 7, 11, 12 and 18 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for additional information.


PRODUCTS AND MARKETS

         CHEMICAL INDUSTRY OVERVIEW. Specialty chemicals, such as those produced by Grace, are high value-added products used as intermediates in a wide variety of products; they are produced in relatively small volumes and must satisfy well-defined performance requirements and specifications. Specialty chemicals are often critical components of the end products in which they are used; consequently, they are tailored to customer needs, which generally results in a close relationship between the specialty chemicals producer and the customer. Rapid response to changing customer needs and reliability of product and supply are important competitive factors in the specialty chemicals business.

         Grace's management believes that, in the specialty chemicals business, technological leadership (resulting from continuous innovation through research and development), combined with product differentiation and superior customer service, lead to high operating margins. Grace believes that its core businesses are characterized by market features that reward the higher research and development and customer service costs associated with its strategy.

         PACKAGING. Grace's packaging and container business ("Grace Packaging") provides high-performance systems on a worldwide basis, competing principally by providing superior-quality products and services for specialized customer needs. Its principal packaging products and services compete through three product groups: flexible packaging (marketed extensively under the Cryovac(R) registered trademark), Formpac(TM) foam trays and Omicron(TM) rigid plastic containers. Grace Packaging's container business, operated until 1996 as a separate Grace business unit, competes primarily through three product lines: container sealants, closure sealants, and coatings for metal packaging. Grace believes that the combination of its packaging and container businesses will enable it to capitalize on the complementary technological, marketing and product development strengths of each business.

         The Cryovac packaging products group developed and introduced flexible plastic vacuum shrink packaging to the food processing industry in the late 1940s, contributing to expanded food distribution and marketing by providing superior protection against decay-inducing bacteria and moisture loss. The market for Cryovac products has since expanded into the retail food market. Today, Cryovac flexible plastic packaging systems (including material, equipment and services) are used for a broad range of perishable foods such as fresh, smoked and processed meat products, cheese, fish, poultry, prepared foods (including soups and sauces for restaurants and institutions), baked goods and produce. Cryovac packaging technology also is used in nonfood applications for consumer merchandising of such products as housewares, toys and compact discs, as well as for electronic and medical products.

         Cryovac flexible packaging products include shrink bags, shrink films, laminated films, and films for medical bags and equipment. Shrink bags are multi-layered plastic bags that mold themselves to the exact shape of the product, forming a clear "second skin." Using sophisticated coextrusion technology, Cryovac shrink bags maximize barrier properties, optics, abuse resistance, shrinkability and seal strength. Cryovac shrink films are multi-layered shrinkable plastic films used to package a variety of food and nonfood consumer and industrial products to protect against damage, preserve freshness and enhance marketability. Cryovac laminates are multi-layered, nonshrinkable and normally high-barrier flexible materials used for packaging perishable foods, shelf-stable products (nonrefrigerated foods, such as syrups, toppings and tomato paste) and various nonfood products. The Cryovac line also includes sterilized medical bags and films for use with medical products.

         Grace Packaging differentiates its flexible packaging products from competitive products by offering a combination of the following core competencies: (a) proprietary film processing technology; (b) resin technology, permitting the production of materials suited to specific customer needs; (c) packaging and food science expertise, providing better understanding of the interaction between packaging materials and packaged products; (d) complete systems support capability, providing a single source for customer needs; (e) a talented employee base that strives to anticipate, meet and exceed customer expectations; and (f) effective sales and distribution networks. In addition, Grace Packaging's systems can be adapted to support customers' changing marketing goals.

         Technological leadership is a key competitive factor in the packaging business, and Grace Packaging is recognized as a worldwide leader in flexible packaging technology. Management expects that technological leadership will continue to spur Grace Packaging's growth in several market segments. For fresh meat, Grace Packaging's case-ready program reduces supermarkets' in-store production costs by allowing meat processors to centrally package meat products suitable for display. For bone-in pork, Grace Packaging's TBG(TM) boneguard packaging products have revolutionized the distribution of large subprimal cuts by adding a film patch to certain sections of a high-abuse barrier bag to prevent bone punctures. For processed meats and poultry, Cryovac cook-in bags and laminates withstand high cooking temperatures, reducing the potential for contamination while retaining product shape, clarity and weight. For fresh-cut produce, Grace Packaging produces films that permit oxygen to pass through at various rates, thereby matching the varying respiration rates of different vegetables and permitting longer shelf life. Grace Packaging's technological leadership was further enhanced by the 1996 acquisition of Cypress Packaging, Inc., a leader in the retail fresh-cut produce packaging market. Because technological innovations by competitors could adversely affect its business, Grace Packaging intends to continue to focus research and development expenditures on maintaining technological leadership in flexible packaging.

         Grace Packaging has continued to expand its flexible packaging business in growing markets around the world. In 1993, Grace formed a 51%-owned joint venture to produce flexible packaging in the Commonwealth of Independent States, and in 1995 Grace formed a 68%-owned joint venture in China, primarily to manufacture shrink films for sausage casings.

         Grace Packaging's container business group consists primarily of three product lines: container sealants, closure sealants, and coatings for metal packaging. Container sealants are applied to food and beverage cans, as well as to other rigid containers (such as industrial product containers and aerosol cans), to ensure a hermetic seal between the lid and the body of the container. Closure sealants are used to seal pry-off and twist-off metal crowns, as well as roll-on pilfer proof and plastic closures, for the glass and plastic container markets (primarily in beverage and food applications). Coatings are used in the manufacture of cans and closures to protect metal against corrosion, to protect the contents against the influences of metal, to ensure proper adhesion of sealing compounds to metal surfaces, and to provide base coats for inks and for decorative purposes. These products are sold principally to third parties that manufacture containers or perform canning and bottling for food and beverage companies. Grace Packaging is expanding its container product offering and is seeking to improve sales growth through new technologies such as its oxygen-scavenging compound, which combines with closure sealants to extend shelf life by eliminating oxygen, and oxygen's effect on taste, from sealed beer and other beverage bottles. Grace Packaging also is expanding its container business in developing regions through a 51%-owned joint venture to produce container and closure sealants in the Commonwealth of Independent States and a 51%-owned joint venture to market coatings and sealants in India. Competition is based on providing high-quality customer service at customer sites, as well as on price and product quality and reliability. In addition, because of the relative concentration of the canning and bottling market, maintaining relationships with leading container manufacturers, canners and bottlers, and assisting them as they install new production equipment and reengineer processes, are key elements for success.

         Grace Packaging's Formpac business group manufactures and sells polystyrene foam prepackaging trays used by supermarkets and grocery stores, and by poultry and other meat processors, to protect and display fresh meat, poultry and produce. It also manufactures and sells foam food service items such as hinged-lid containers used in institutional environments, by carry-out restaurants and by supermarkets for sale to retail customers. Formpac manufactures foam trays in a two-stage process consisting of the extrusion and thermoforming of polystyrene foam sheets. Although the majority of Formpac's customers are located in the eastern two-thirds of the U.S., Formpac's proprietary technology also has been successfully used in certain packaging applications outside of the U.S. Competition is based on service, price and product quality.

         Grace Packaging's Omicron business group produces rigid plastic packaging products (primarily plastic tubs for dairy products such as margarine and yogurt) in Australia. Omicron products use proprietary thermoforming technology, involving the controlled thinning and shaping of hot plastic sheets to increase strength and rigidity while minimizing weight.

         Resins are the principal raw materials used by Grace Packaging. Although prices for ethylene-based resins can be volatile, there is currently an adequate worldwide supply of resins at generally stable prices. Further, Grace Packaging typically has been able to increase the sales prices of its products in response to increases in the prices of resins and other raw materials. However, to the extent that resin prices increase and Grace Packaging cannot pass on the increases to its customers, such price increases may have an adverse impact on Grace's profitability. In most cases, multiple sources of resins and other raw materials exist, with at least one source located in most global regions.

         Grace Packaging's sales and revenues were $2.01 billion in 1996, $1.97 billion in 1995 and $1.67 billion in 1994. Sales of shrink bags accounted for 24% of the total sales and revenues of Grace's continuing operations in 1996, and 22% in each of 1995 and 1994. Approximately 46% of Grace Packaging's 1996 sales and revenues were generated in North America, 31% in Europe, 14% in Asia Pacific and the remainder in Latin America. Grace Packaging estimates that approximately 80% of its 1996 sales were to the food industry (particularly meat and poultry processors) and the beverage industry. Although sales and revenues tend to be slightly higher in the fourth quarter, seasonality is generally not significant to Grace Packaging.

         At year-end 1996, Grace Packaging employed approximately 11,500 people in 45 production facilities (13 in Europe, 12 in each of North America and Asia Pacific and 8 in Latin America) and 89 sales offices, serving approximately 28,000 customers, no one of which accounted for more than 3% of Grace Packaging's 1996 sales and revenues. Grace Packaging's principal U.S. manufacturing facilities are located at Simpsonville, South Carolina, Iowa Park, Texas, Seneca, South Carolina, Cedar Rapids, Iowa, Reading, Pennsylvania, and Indianapolis, Indiana. Its principal European manufacturing facilities are located at Epernon, France, St. Neots, United Kingdom, Passirana, Italy, and Hamburg and Flensburg, Germany, and it has major manufacturing facilities located in Australia, Japan, Brazil, Mexico, Canada and Argentina. Grace Packaging also has recently constructed a manufacturing facility in Kuantan, Malaysia that has become its principal shrink films manufacturing facility in Asia. Grace Packaging distributes its products in over

100 countries through direct sales organizations and distributors, using a network of distribution facilities located near its manufacturing facilities and major customer concentrations.

         In Grace Packaging's business, the failure to have capacity sufficient to meet customer needs, or the inability to manufacture in geographic markets in which customers expand, could damage customer relationships and/or result in a loss of business. As a result of product introductions, marketing programs and improvements in global economic conditions, worldwide demand for Grace Packaging products grew at a rapid pace in 1994 and 1995, placing pressure on existing capacity. To address this matter, Grace Packaging has added capacity in all regions (including the plant in Kuantan, Malaysia, referred to above). As a result, capacity is generally sufficient to meet market demand currently and, taking planned capacity expansion into account, for the foreseeable future.

         CATALYSTS AND OTHER SILICA-BASED PRODUCTS. Grace's Davison unit ("Grace Davison"), founded in 1832, is composed of two primary product groups: (a) catalysts and (b) silica products and adsorbents. These products principally apply silica, alumina and zeolite technology and are designed and manufactured to meet the varying specifications of such diverse customers as major oil refiners, plastics and chemical manufacturers and consumer products companies. Grace Davison believes that its technological expertise provides a competitive edge, allowing it to quickly design products that meet changing customer specifications, and to develop new products that expand its existing technology. For example, Grace Davison estimates that a substantial portion of its 1996 fluid cracking catalyst sales was attributable to products introduced in the last five years.

         Grace Davison produces refinery catalysts, including (a) fluid cracking catalysts used by petroleum refiners to convert crude oil into more valuable transportation fuels (such as gasoline and jet and diesel fuels), as well as other petroleum-based products, and (b) hydroprocessing catalysts that remove certain impurities (such as nitrogen, sulfur and heavy metals) from crude oil prior to the use of fluid cracking catalysts. Oil refining is a highly specialized discipline, demanding that products be tailored to meet local variations in crude oil and the refinery's changing operational needs. Grace Davison works regularly with most of the approximately 360 refineries in the world, helping to find the most appropriate catalyst formulations for the refiners' changing needs. Grace Davison's business has benefited in recent years, in part, from the use by refiners of heavier crude oils, and could be adversely affected by an increase in the availability of lighter crude oil, which generally requires less fluid cracking catalysts to refine. Competition in the refinery catalyst business is based on technology, product performance, customer service and price. Grace Davison believes it is one of the world leaders in refinery catalysts and the largest supplier of fluid cracking catalysts in the world.

         Grace Davison's polyolefin catalysts and catalyst supports are essential components used in manufacturing nearly half of all high density and linear low density polyethylene resins produced worldwide; these resins are used in products such as plastic film, high-performance pipe and household containers. The polyolefin catalyst business is technology-intensive and focused on providing products specifically formulated to meet end-user applications. Manufacturers generally compete on a worldwide basis, and competition has recently intensified due to evolving technologies, particularly the use of metallocenes. Grace believes that metallocenes represent a revolutionary development in the making of plastics, allowing plastics manufacturers to design polymers with exact performance characteristics. Grace Davison is continuing its work on the development and commercialization of metallocene catalysts.

         Silica products and zeolite adsorbents produced by Grace Davison are used in a wide variety of industrial and consumer applications. For example, silicas are used in coatings as flatting agents (i.e., to reduce gloss), in plastics to improve handling, in toothpastes as thickeners and cleaners, in foods to carry flavors and prevent caking, and in the purification of edible oils. Zeolite adsorbents are used between the two panes of insulated glass to adsorb moisture and are used in process applications to separate certain chemicals from mixtures. Competition is based on product performance, customer service and price.

         Grace Davison's sales and revenues were $732 million in 1996, $687 million in 1995 and $610 million in 1994; approximately 50% of Grace Davison's 1996 sales and revenues were generated in North America, 36% in Europe, 12% in Asia Pacific and 2% in Latin America. Sales of fluid cracking catalysts accounted for 11% of the total sales and revenues of Grace's continuing operations in 1996, and 10% in each of 1995 and 1994. At year-end 1996, Grace Davison employed approximately 2,700 people worldwide in 10 facilities (6 in the U.S. and 1 each in Canada, Germany, Brazil and Malaysia). Grace Davison's principal U.S. manufacturing facilities are located in Baltimore, Maryland and Lake Charles, Louisiana; its principal European manufacturing facility is located in Worms, Germany. Grace Davison has a direct selling force and distributes its products directly to over 19,000 customers, the largest of which accounted for approximately 6% of Grace Davison's 1996 sales and revenues.

         Most raw materials used in the manufacture of Grace Davison products are available from multiple sources, and, in some instances, are produced or supplied by Grace Davison. Because of the diverse applications of products using Grace Davison technology and the geographic areas in which such products are used, seasonality does not have a significant effect on Grace Davison's businesses.

         CONSTRUCTION PRODUCTS. Grace's construction products business ("Grace Construction") is a leading supplier of specialty materials to the nonresidential (commercial and government) construction industry and, to a lesser extent, the residential construction industry. Grace Construction's products fall into three main groups: (a) concrete admixtures, cement additives and masonry products (principally chemicals that add strength, control corrosion, reduce the amount of water required or modify setting time); (b) products that prevent water damage to structures (such as water- and ice-proofing products for residential use and waterproofing systems for commercial structures); and (c) substances that protect structural steel against collapse due to fire. In North America, Grace Construction also manufactures and distributes vermiculite products used in construction and other industrial applications.

         In recent years, Grace Construction has introduced new products and product enhancements. These new products and enhancements include an admixture that reduces concrete shrinkage and prevents cracking; a product that enables contractors to pour and "work" concrete in colder temperatures; an admixture that inhibits corrosion and prolongs the life of concrete structures; new roof underlayments that provide added protection from ice and wind-driven rain; and enhancements to fireproofing products that make Grace Construction's fireproofing systems more price-competitive for smaller jobs. In addition to customer acceptance of these and other product introductions, Grace Construction's growth strategy is dependent on the advancement of less developed economies (since, as economies develop, they typically use more ready-mix concrete, which allows for the application of more concrete admixtures).

         Grace Construction's products are sold to an extremely broad range of customers, including cement manufacturers, ready-mix and pre-stressed concrete producers, local contractors, specialty subcontractors and applicators, masonry block manufacturers, building materials distributors and other industrial manufacturers, as well as construction specifiers, such as architects and structural engineers. For some of these customer groups (such as contractors), cost and ease of application are the key factors in making purchasing decisions; for others (such as architects and structural engineers), product performance and adaptability are the critical factors. In view of this diversity, and because Grace Construction's business requires intensive sales and customer service efforts, Grace Construction maintains a separate sales and technical support force for each of its product groups. These sales and support forces sell products under global contracts, under U.S. or regional contracts and on a job-by-job basis. Consequently, Grace Construction competes globally with several large construction materials suppliers and regionally and locally with numerous smaller competitors. In recent years, the cement manufacturing business and the contracting business have experienced substantial consolidation, particularly in markets outside the U.S. Competition is based largely on technical support and service, product performance, adaptability of the product and price.

         Grace Construction's 1996 sales and revenues totaled $435 million (64% in North America, 19% in Asia Pacific, 17% in Europe and less than 1% in Latin America), versus $397 million in 1995 and $387 million in 1994. At year-end 1996, Grace Construction employed approximately 1,900 people at 56 production facilities (26 in North America, 11 in Southeast Asia, 7 in each of Australia/New Zealand and Europe, 4 in Latin America, and 1 in Japan) and 76 sales offices worldwide. Grace Construction's capital expenditures tend to be relatively lower, and sales and marketing expenditures tend to be relatively higher, than those of Grace's other core businesses.

         The construction business is cyclical, in response to economic conditions and construction demand. The construction market has experienced slow but steady growth through 1996 from a cyclical low in 1991. During this time, the management of Grace Construction has focused its efforts on streamlining its range of products and reducing costs. For example, during this period, Grace Construction implemented a lower cost structure by consolidating manufacturing plants for its North American fireproofing operations and streamlining its management structure and consolidating research efforts in its European waterproofing operations. The construction business is also seasonal due to weather conditions. Grace Construction seeks to increase profitability and minimize the impact of cyclical and seasonal downturns in regional economies by introducing technically advanced, value-added products, expanding geographically, and developing business opportunities in renovation construction markets. However, there is no assurance that these initiatives will succeed, and the cyclicality and seasonality of the construction business could affect Grace Construction's business and results of operations.

         The raw materials used for manufacturing Grace Construction products are primarily commodities that can be obtained from multiple sources, including commodity chemical producers, petroleum companies and paper manufacturers. In most instances, there are at least two alternative suppliers for each of the principal raw materials used by Grace Construction. The worldwide supply of calcium lignin, a wood pulping by-product used as a raw material in the production of concrete admixtures, had been decreasing as paper mills converted to new manufacturing processes. In 1996, additional supplies of calcium lignin became available, alleviating the shortage. However, there is no assurance that the additional supplies will remain available in sufficient quantities or at satisfactory prices.


DISCONTINUED OPERATIONS

         Grace's thermal and emission control systems business ("Grace TEC Systems") is Grace's principal discontinued operation that has not yet been divested. Grace TEC Systems manufactures air flotation dryers and volatile organic compound control systems. These products are sold principally to the graphic arts, web coating and paper converting markets. Competition for Grace TEC Systems' products is based primarily on system design, materials, technology, customer service, product performance and price. Grace TEC Systems employed approximately 700 people at year-end 1996 and had sales of $103 million in 1996, $113 million in 1995 and $90 million in 1994. Grace is actively pursuing the disposition of this business and its other remaining discontinued operations.

         See "Strategic Objectives and Actions" above, "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Note 6 to Grace's

Consolidated Financial Statements for additional information concerning Grace's discontinued operations.


RESEARCH ACTIVITIES

         Grace engages in research and development programs for its core businesses. These programs are directed toward the development of new products and processes, and the improvement of, and development of new uses for, existing products and processes. Research is carried out by product line laboratories in North America, Europe, Asia and Latin America and includes research in catalysis, construction materials, specialty packaging and process engineering, principally involving the development of technologies to manufacture chemical specialties. Grace's research and development strategy is to develop technology platforms on which new products will be based, while focusing development efforts in each business unit on the improvement of existing products and/or the adaptation of existing products to customer needs.

         Research and development expenses relating to continuing operations amounted to $94 million in 1996, $112 million in 1995 and $100 million in 1994 (including expenses incurred in funding external research projects). The amount of research and development expenses relating to government- and customer-sponsored projects (as opposed to projects sponsored by Grace) is not material.

         See "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for additional information.


PATENTS AND OTHER INTELLECTUAL PROPERTY MATTERS

         Grace relies on numerous patents and patent applications, as well as know-how and other proprietary information. As competition in the markets in which Grace does business is often based on technological superiority and innovation, with new products being introduced frequently, the ability to achieve technological innovations and obtain patent or other intellectual property protection is important. There can be no assurance that Grace's patents, patent applications or other intellectual property will provide sufficient proprietary protection. Other companies may independently develop similar systems or processes that circumvent patents issued to Grace, or may acquire patent rights within the fields of Grace's businesses. Grace's competitors may also develop technologies, systems or processes that are more effective than those developed by Grace, or that render Grace's technology, systems or processes less competitive or obsolete. Any such events could have an adverse effect on Grace.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

         Manufacturers of specialty chemical products, including Grace, are subject to stringent regulations under numerous federal, state and local environmental, health and safety laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. Grace has expended substantial funds in order to comply with such laws and regulations and expects to continue to do so in the future. The following table sets forth Grace's expenditures in the past three years, and its estimated expenditures in 1997 and 1998, for (a) the operation and maintenance of environmental facilities and the disposal of wastes with respect to continuing operations; (b) capital expenditures for environmental control facilities relating to continuing operations; and (c) site remediation:

                                (a)               (b)                   (c)
                            Operation of
                           Facilities and       Capital                Site
                           Waste Disposal     Expenditures          Remediation
                           --------------     ------------          -----------
                                            ($ in millions)

1994                           $35                 $22                 $31
1995                            43                  15                  31
1996                            45                  17                  20
1997 (est.)                     45                  13                  23
1998 (est.)                     47                  12                  26


         Additional material environmental costs may arise as a result of future legislation or other developments. Grace's earnings, competitive position and other capital expenditures have not been, and are not expected to be, materially adversely affected by compliance with environmental requirements. See Note 11 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement.

         With the goal of continuously improving its environment, health and safety ("EHS") performance, Grace established its Commitment to Care(TM) initiative (based on the Responsible Care(R) program of the Chemical Manufacturers Association) in 1994 as the program under which all Grace EHS activities are to be implemented. To the extent applicable, Commitment to Care extends the basic elements of Responsible Care to all Grace locations worldwide, embracing specific objectives in the key areas of product stewardship, employee health and safety, community awareness and emergency response, distribution, process safety and pollution prevention.

         See Item 3 below for information concerning environmental proceedings to which Grace is a party and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for additional information concerning environmental matters.

ITEM 2.  PROPERTIES.

         Grace operates manufacturing and other types of plants and facilities (including office and other service facilities) throughout the world, some of which are shared by two or more of Grace's product lines. Grace considers its major operating properties to be in good operating condition and suitable for their current use. Although Grace believes that, after taking planned expansion into account, the productive capacity of its plants and other facilities is generally adequate for current operations and foreseeable growth, it conducts ongoing, long-range forecasting of its capital requirements to assure that additional capacity will be available when and as needed. Accordingly, Grace does not anticipate that its operations or income will be materially affected by the absence of available capacity. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and page F-25 of the Financial Supplement for information regarding Grace's capital expenditures.

         Additional information regarding Grace's properties is set forth in
Item 1 above and in Notes 1, 8 and 11 to the Consolidated Financial Statements.


ITEM 3.  LEGAL PROCEEDINGS.

         ASBESTOS LITIGATION. Grace is a defendant in property damage and personal injury lawsuits relating to previously sold asbestos-containing products, and anticipates that it will be named as a defendant in additional asbestos-related lawsuits in the future. Grace was a defendant in approximately 41,500 asbestos-related lawsuits at year-end 1996 (31 involving claims for property damage and the remainder involving approximately 91,500 claims for personal injury), as compared to approximately 40,800 lawsuits at year-end 1995 (47 involving claims for property damage and the remainder involving approximately 92,400 claims for personal injury). In most of these lawsuits, Grace is one of many defendants.

         The plaintiffs in property damage lawsuits generally seek to have the defendants absorb the cost of removing, containing or repairing the asbestos-containing materials in the affected buildings. Through 1996, 135 asbestos property damage cases were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in 9 cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in 7 cases for a total of $60.3 million (none of which is on appeal); and 186 property damage cases were settled for a total of $450.5 million.

         Included in the asbestos property damage cases pending against Grace and others at year-end 1996 were the following class actions: (a) an action, conditionally certified by the U.S. Court of Appeals for the Fourth Circuit in 1993 and pending in the U.S. District Court for the District of South Carolina, covering all public and private colleges and universities in the U.S. whose buildings contain asbestos materials (CENTRAL WESLEYAN COLLEGE, ET AL. V. W. R. GRACE, ET AL.); and (b) a purported class action (ANDERSON MEMORIAL HOSPITAL, ET AL. V. W. R. GRACE & CO., ET AL.), filed in 1992, in the Court of Common Pleas for Hampton County, South Carolina, on behalf of all entities that own, in whole or in part, any building containing asbestos materials manufactured by Grace or one of the other named defendants, other than buildings subject to the class action lawsuit described above and any building owned by the federal or any state government. In July 1994, the claims of most class members in ANDERSON MEMORIAL HOSPITAL, ET AL., V. W. R. GRACE & CO., ET AL. were dismissed due to a ruling that a South Carolina statute prohibits nonresidents from pursuing claims in the South Carolina state courts with respect to buildings located outside the state. The plaintiffs have requested that the court reconsider its decision. In December 1995, Grace entered into an agreement to settle the claims under PRINCE GEORGE CENTER, INC. V. U.S. GYPSUM COMPANY, ET AL., a class action covering all commercial buildings in the U.S. leased, in whole or in part, to the U.S. government on or after May 30, 1986. The terms of the settlement agreement (which were approved by the Court of Common Pleas of Philadelphia County in July
1996) are not expected to have a significant effect on Grace's consolidated results of operations or financial position.

         Through year-end 1996, approximately 11,800 personal injury lawsuits involving 27,400 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 30,500 such suits involving 66,200 claims were disposed of for a total of $186 million (see "Insurance Litigation" below).

         In 1991, the Judicial Panel on Multi-District Litigation consolidated in the U.S. District Court for the Eastern District of Pennsylvania, for pre-trial purposes, all asbestos personal injury cases pending in the U.S. federal courts, including approximately 7,000 cases then pending against Grace; 3,600 new cases involving 7,200 claims against Grace have subsequently been added to the consolidated cases. To date, no action has been taken by the court handling the consolidated cases that would indicate whether the consolidation will affect Grace's cost of disposing of these cases or its defense costs.

         Grace previously purchased insurance policies with respect to its asbestos-related lawsuits and claims. Grace has settled with and been paid by its primary insurance carriers with respect to both property damage and personal injury cases and claims. With one minor exception, Grace also has settled with its excess insurance carriers that wrote policies available for property damage cases; those settlements involve amounts paid and to be paid to Grace. In addition, Grace has settled with many excess insurance carriers that wrote policies available for personal injury claims. Grace is currently in litigation with certain remaining excess insurance carriers whose policies generally represent layers of coverage Grace has not yet reached. Such policies are believed by Grace to be available for asbestos-related personal injury lawsuits. Insurance coverage for asbestos-related liabilities has not been commercially available since 1985.

         Grace's aggregate accrual for asbestos liabilities at December 31, 1996 was $994.1 million; this amount reflects all asbestos-related property damage and personal injury cases and claims then pending (except for one property damage case as to which liability is not yet estimable because Grace has not yet been able to obtain sufficient information through discovery proceedings), as well as personal injury claims expected to be filed through 2001. Grace's ultimate exposure with respect to its asbestos-related cases and claims will depend on the extent to which its insurance will cover damages for which it may be held liable, amounts paid in settlement and litigation costs. At December 31, 1996, Grace had recorded a receivable of $331.3 million, the amount Grace estimated to be the probable recovery from its insurance carriers with respect to pending and projected asbestos cases and claims. A May 1994 decision of the U.S. Court of Appeals for the Second Circuit limited the amount of insurance coverage available to Grace with respect to property damage cases. Because Grace's insurance covers both property damage and personal injury cases and claims, the May 1994 decision has had the concomitant effect of reducing the insurance coverage available with respect to Grace's asbestos personal injury claims. However, in Grace's opinion (which is not based on a formal opinion of counsel), it is probable that recoveries from its insurance carriers, along with other funds, will be available to satisfy the property damage and personal injury cases and claims pending at year-end 1996, as well as personal injury claims expected to be filed in the foreseeable future. Consequently, Grace believes that the resolution of its asbestos-related litigation will not have a material adverse effect on its consolidated financial position.

         See "Insurance Litigation" below and Note 2 to the Consolidated Financial Statements for additional information.

         ENVIRONMENTAL PROCEEDINGS. Grace (together with certain other companies) has been designated a "potentially responsible party" ("PRP") by the U.S. Environmental Protection Agency ("EPA") with respect to absorbing the costs of investigating and remediating pollution at various sites. At year-end 1996, proceedings were pending with respect to approximately 30 sites as to which Grace has been designated a PRP. Federal law provides that all PRPs may be held jointly and severally liable for the costs of investigating and remediating a site. Grace also is conducting investigatory and remediation activities at sites under the jurisdiction of state and/or local authorities.

         In November 1995, Grace received a letter from the U.S. Department of Energy ("DOE") inquiring as to Grace's willingness to contribute to the continued cleanup of a former Grace property located in Wayne, New Jersey. The letter asserted that Grace has a legal duty to pay for the cleanup and that the total cost of the cleanup may exceed $100 million. The operations conducted by Grace at the Wayne site (from 1955 to 1970) included work done on radioactive materials under contract with the U.S. government. In 1975, the U.S. Nuclear Regulatory Commission inspected the site, concluded that it was decontaminated in accordance with applicable regulations and released it for unrestricted use. In 1984, pursuant to a request from the DOE, Grace transferred the Wayne property to the DOE and made a cash payment as a contribution towards the DOE's cleanup efforts at the site, which was acknowledged by the DOE as fulfilling any obligation Grace had to contribute to DOE's cleanup effort, while preserving the rights and liabilities of the parties under other existing applicable laws. Grace believes that the resolution of the DOE's claim will not have a material adverse effect on its consolidated financial position.

         In March 1993, an action was filed in the U.S. District Court for the Southern District of Texas against Grace Drilling Company, a subsidiary of Grace, the business and assets of which have since been sold, and several other defendants, for alleged violations of the Clean Water Act and the Rivers and Harbors Act (U.S. V. FINA OIL AND CHEMICAL CO., ET AL.). The government alleged that seagrasses and seabeds around a drilling rig operated by Fina Oil and Chemical Co. were damaged in connection with the placing, servicing and removal of the rig. In February 1997, the U.S. District Court approved a decree under which Grace agreed to pay $700,000 in penalties and $1.6 million towards a restoration project to settle this action, all of which is expected to be paid by Grace's insurance carriers on its behalf.

         Grace is a party to additional proceedings involving federal, state and/or local government agencies and private parties regarding Grace's compliance with environmental laws and regulations. These proceedings are not expected to result in significant sanctions or in any material liability. However, Grace may incur material liability in connection with future actions of governmental agencies and/or private parties relating to past or future practices of Grace with respect to the generation, storage, handling, discharge or disposition of hazardous wastes and other materials.

         Grace believes that the liabilities for environmental remediation costs, including costs relating to environmental proceedings, that have been recorded in the Consolidated Financial Statements are adequate. In addition, Grace is presently involved in litigation with its insurance carriers seeking to hold them responsible for certain amounts for which Grace may be held liable with respect to such costs. The outcome of such litigation, as well as the amounts of any recoveries that Grace may receive in connection therewith, is presently uncertain. However, Grace believes that the resolution of pending environmental proceedings will not have a material adverse effect on its consolidated financial position, results of operations or liquidity. For further information, see "Environmental,

Health and Safety Matters" under Item 1 above and "Management's Discussion and Analysis of Results of Operations and Financial Condition."

         INSURANCE LITIGATION. Grace is involved in litigation with certain of its insurance carriers with respect to asbestos-related insurance claims and environmental liabilities. The relief sought by Grace in these actions would provide insurance that would partially offset Grace's estimated exposure with respect to amounts previously expended, and that may be expended in the future, by Grace to defend claims, satisfy judgments and fund settlements. Grace has settled all of its asbestos-related insurance coverage actions, with the exception of MARYLAND CASUALTY CO. V. W. R. GRACE & CO., pending in the U.S. District Court for the Southern District of New York. In April 1996, as a result of rulings in this action favorable to Grace with respect to its asbestos-related property damage liabilities, the insurers agreed to the entry of summary judgment in favor of Grace; however, the insurers have stated that they intend to appeal the District Court's rulings. The District Court has not yet addressed Grace's claims for insurance coverage for its asbestos-related personal injury liabilities. Grace's only environmental insurance coverage action is pending in the U.S. District Court for the Southern District of New York and is also styled MARYLAND CASUALTY CO. V. W. R. GRACE & CO. See Note 2 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" for additional information.

         Prior to 1993, Grace received from insurance carriers asbestos-related payments totaling $97.7 million, the majority of which represented the aggregate remaining obligations owed to Grace by those carriers for primary-level insurance coverage written for the period June 30, 1962 through June 30, 1987. In 1993 and 1994, Grace settled with insurance carriers for a total of $300.2 million (portions of which were paid or will be paid in subsequent years), in reimbursement for amounts expended by Grace in connection with asbestos-related litigation. In 1995, Grace settled with a primary-level insurer for $100 million, and with other insurers for a total of $200.3 million, including future payments of approximately $70 million. In 1996, Grace settled with additional excess-level insurers for a total of $110.5 million (including $19.2 million to be received over the next five years) with respect to both products liability and other coverage. As a result of these settlements, Grace's asbestos-related insurance claims have been dismissed as to the primary-level product liability insurance coverage previously sold by the relevant insurers to Grace, as well as to many of Grace's excess-level liability insurers. However, litigation continues in New York federal court as to certain excess-level carriers that have not settled.

         FUMED SILICA PLANT LITIGATION. In 1993, Grace initiated legal action in the Belgian courts against the Flemish government to recover losses resulting from the closing of Grace's fumed silica plant in Puurs, Belgium. Grace is seeking damages in excess of four billion Belgian francs (approximately $126.1 million at the December 31, 1996 exchange rate), plus interest and lost profits. This claim was dismissed at the trial court level and is now being appealed by Grace. The trial court also determined that Grace should repay approximately 239 million Belgian francs (approximately $7.5 million at the December 31, 1996 exchange rate), plus interest, to the Flemish government for previously received investment grants; this decision is also being appealed by Grace. In July 1996, Grace received a favorable arbitration ruling, under which the engineering company responsible for the design and construction of the fumed silica plant was ordered to pay damages to Grace; the damage award is not material to Grace.

         U.S. JUSTICE DEPARTMENT LAWSUIT. The U.S. Justice Department has intervened in a QUI TAM lawsuit, originally filed in June 1995, pending in the U.S. District Court for the Northern District of California (UNITED STATES EX REL. ROBERT COSTA AND RONALD THORNBURG, ET AL., V. BAKER & TAYLOR, INC., ET AL.). The complaint in this lawsuit alleges that Baker & Taylor Books, a book wholesaler sold by Grace in 1992, overcharged public schools, libraries and federal agencies during the last ten years, including the period during which Baker & Taylor Books was owned by Grace. Grace, Baker & Taylor, Inc. (the entity that currently operates Baker & Taylor Books) and one of the current shareholders of Baker & Taylor, Inc. have been named as defendants. The lawsuit seeks unspecified damages, punitive damages and civil penalties, as well as attorneys' fees and expenses and such other relief as the Court may deem proper. At this time, Grace is unable to determine the liability, if any, to which it may be subject as a result of this lawsuit.

         SHAREHOLDER LITIGATION. W. R. Grace & Co., a New York corporation subsequently renamed Fresenius National Medical Care Holdings, Inc. ("Grace New York"), and members of the Grace New York Board of Directors (as well as J. P. Bolduc, who resigned as president and chief executive officer and a director of Grace New York in March 1995) are defendants in a case entitled WEISER, ET AL.
V. GRACE, ET AL. pending in New York State Supreme Court, New York County. The consolidated amended complaint in this lawsuit, which purports to be a derivative action (I.E., an action brought on behalf of Grace New York), alleges, among other things, that the individual defendants breached their fiduciary duties to Grace New York (a) by providing J. Peter Grace, Jr. (the chairman and a director of Grace New York until his death in April 1995) with certain compensation arrangements upon his voluntary retirement as Grace New York's chief executive officer in 1992 and (b) by approving Mr. Bolduc's severance arrangements, and that Messrs. Grace and Bolduc breached their fiduciary duties by accepting such benefits and payments. The lawsuit seeks unspecified damages, the cancellation of all allegedly improper agreements, the cancellation of a retirement plan for nonemployee directors, the return of all remuneration paid to the directors who are defendants while they were in breach of their fiduciary duties to Grace New York, attorneys' and experts' fees and costs, and such other relief as the Court deems proper. A motion to intervene in the case by the California Public Employees' Retirement System was granted by the Court in September 1996. Under the terms of the Distribution Agreement ("Distribution Agreement") entered into in connection with the NMC transaction described in "Strategic Objectives and Actions" above and in Note 1 to the Consolidated Financial Statements, Grace remains financially responsible for any liabilities incurred by Grace New York and others as a result of this lawsuit, including the fees and disbursements of counsel for Grace and, subject to certain conditions, counsel for the individual defendants (including certain current and former directors of the Company). The discussions of the Distribution Agreement appearing above and in the following paragraphs do not purport to be complete and are qualified in their entirety by reference to the Distribution Agreement, which was filed as an exhibit to the Joint Proxy Statement-Prospectus of Grace New York dated August 2, 1996.

         In March 1996, two purported shareholder derivative class actions were filed in New York State Supreme Court, New York County, against Grace New York and Albert J. Costello, Grace's Chairman, President and Chief Executive Officer (and who previously held those offices with Grace New York), alleging that the defendants breached their fiduciary duties to Grace New York's shareholders by failing to investigate and consider fully a proposal by Hercules, Incorporated to acquire or merge with Grace New York (IZES, ETC. V. W. R. GRACE & COMPANY, ET AL. and POLIKOFF, ETC. V. W. R. GRACE & COMPANY, ET AL.). On December 23, 1996, the parties stipulated to the dismissal of these actions without prejudice and without costs. No consideration was paid in connection with the dismissals.

         SECURITIES AND EXCHANGE COMMISSION INVESTIGATIONS. Grace New York was previously notified that the Securities and Exchange Commission ("Commission") had issued a formal order of investigation with respect to Grace New York's prior disclosures regarding benefits and retirement arrangements provided to J. Peter Grace, Jr. and certain matters relating to J. Peter Grace III, a son of J. Peter Grace, Jr. Grace is cooperating with the investigation. The outcome of this investigation and its impact, if any, on Grace cannot be predicted at this time.

         In April 1996, Grace New York received a formal order of investigation issued by the Commission directing an investigation into, among other things, whether Grace New York violated the federal securities laws by filing periodic reports with the Commission that contained false and misleading financial information. Pursuant to this formal order of investigation, Grace and others have received subpoenas from the Southeast Regional Office of the Commission requiring the production of documents relating principally to reserves (net of applicable taxes) established by Grace New York and NMC during the period from January 1, 1990 to the date of the subpoena. Grace believes that all financial statements filed by Grace New York with the Commission during that period, the financial statements of NMC included in its Form 10 Registration Statement filed with the Commission on September 25, 1995, and the Consolidated Financial Statements (all of which financial statements, other than unaudited quarterly financial statements, were covered by unqualified opinions issued by Price Waterhouse LLP, independent certified public accountants), have been fairly stated, in all material respects, in conformity with generally accepted accounting principles. Grace is cooperating with the investigation. The outcome of this investigation and its impact, if any, on Grace cannot be predicted at this time.

         Under the terms of the Distribution Agreement, Grace remains financially responsible for any liabilities incurred by Grace New York and others as a result of the investigations described above, including the fees and disbursements of counsel for Grace and, subject to certain conditions, counsel for certain former directors and officers of the Company.

         SHAREHOLDER ACTIONS RELATING TO NMC. Grace New York and certain of its former officers and directors are defendants in a lawsuit entitled MURPHY, ET AL. V. W. R. GRACE & CO., ET AL., which is pending in the U.S. District Court for the Southern District of New York. The first amended class action complaint in this lawsuit, which purports to be a class action on behalf of all persons and entities who purchased Grace New York's publicly traded securities during the period from March 13, 1995 through October 17, 1995, generally alleges that the defendants concealed information, and issued misleading public statements and reports, concerning NMC's financial position and business prospects, a proposed spin-off of NMC and the matters that are the subject of investigations of NMC by the Office of the Inspector General of the U.S. Department of Health and Human Services, in violation of federal securities laws. The lawsuit seeks unspecified damages, attorneys' and experts' fees and costs, and such other relief as the Court deems proper.

         Grace New York, certain of its former directors and its former president and chief executive officer are also defendants in a purported derivative action pending in the U.S. District Court for the Southern District of New York (BENNETT V. BOLDUC, ET AL.), alleging that such individuals breached their fiduciary duties by failing to properly supervise the activities of NMC in the conduct of its business. The BENNETT action seeks unspecified damages, attorneys' and experts' fees and costs, and such other relief as the Court deems proper.

         Under the terms of the Distribution Agreement, Grace remains financially responsible for any liabilities incurred by Grace New York and others as a result of the lawsuits described above, including the fees and disbursements of counsel for Grace and, subject to certain conditions, counsel for the individual defendants (including certain current and former directors and officers of the Company).

         In February 1996, a purported class action was filed in New York State Supreme Court, New York County, against Grace New York and certain of its current and former directors, alleging that the defendants breached their fiduciary duties, principally by failing to provide internal financial data concerning NMC to Vivra Incorporated and by failing to negotiate with Baxter International, Inc. in connection with a business combination involving NMC (ROSMAN V. W. R. GRACE, ET AL. 96-102347). On December 19, 1996, the parties stipulated to the dismissal of this action without prejudice and without costs. No consideration was paid in connection with the dismissal.

         See Note 6 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" for additional information concerning certain litigation and proceedings involving NMC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         This Item is inapplicable, as no matters were submitted to a vote of the Company's security holders during the fourth quarter of 1996.


EXECUTIVE OFFICERS

         The Company's current executive officers are listed below. Executive officers are elected to serve until the following annual meeting of the Company's Board of Directors; the next such meeting is scheduled to be held on May 9, 1997.

   Name and Age                                        Office                                 First Elected
   ------------                                        ------                                 -------------
R. H. Beber (63)                                  Executive Vice President                       05/10/93
                                                  and General Counsel                            09/01/91

Robert J. Bettacchi (54)                          Vice President                                 02/01/90

Albert J. Costello (61)                           Chairman,                                      05/10/95
                                                  President and Chief                            05/01/95
                                                  Executive Officer

Larry Ellberger (49)                              Senior Vice President and                      07/06/95
                                                  Chief Financial Officer                        11/14/96

James R. Hyde (58)                                Senior Vice President                          07/06/95

J. Gary Kaenzig, Jr. (52)                         Senior Vice President                          10/05/95


         All the above executive officers have been actively engaged in Grace's business for the past five years, other than Messrs. Costello and Ellberger. Mr. Costello served as chairman of the board and chief executive officer of American Cyanamid Company from April 1993 to December 1994 and as president of American Cyanamid Company from 1991 through March 1993. Mr. Ellberger was a corporate vice president and director of corporate development and planning from October 1991 until 1995, and prior to that vice president, industrial and performance products division, of American Cyanamid Company.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         Except as provided below, the information called for by this Item appears in the Financial Supplement under the heading "Financial Summary" opposite the caption "Other Statistics - Common shareholders of record" (page F-26); under the heading "Quarterly Summary and Statistical Information - Unaudited" opposite the captions "Dividends declared per common share" and "Market price of common stock" (page F-25); and in Note 13 to the Consolidated Financial Statements (page F-20).

         Each share of the Company's Common Stock, $.01 par value ("Common Stock"), has an attendant Preferred Stock Purchase Right ("Right"). The Rights are not and will not become exercisable unless and until certain events occur (as described below). Until such events occur, the Rights will automatically trade with the Common Stock, and separate certificates for the Rights will not be distributed. The Rights will become exercisable on the earlier to occur of
(a) 10 days after a person or group ("Acquiring Person") has acquired beneficial ownership of 20% or more of the then outstanding shares of Common Stock or (b) 10 business days (or such later date as may be fixed by the Company's Board of Directors) after an Acquiring Person commences (or announces the intention to commence) a tender offer or exchange offer that would result in such Acquiring Person becoming the beneficial owner of 20% or more of the then outstanding shares of Common Stock. Holders of Rights, as such, have no rights as stockholders of the Company; consequently, such holders have no rights to vote or receive dividends, among other things.

         When the Rights become exercisable, each Right will initially entitle the holder to buy from the Company one hundredth of a share of the Company's Series A Junior Participating Preferred Stock, $.01 par value ("Junior Preferred Stock"), for $200, subject to adjustment ("exercise price"). If, at any time after the Rights become exercisable, the Company is acquired in a merger or other business combination or 50% or more of the Company's consolidated assets or earning power is sold, each Right will entitle the holder to buy a number of shares of common stock of the acquiring company having a market value equal to twice the exercise price. Alternatively, each Right not owned by an Acquiring Person would become exercisable for Common Stock having a market value equal to twice the exercise price.

         Shares of Junior Preferred Stock that may be purchased upon exercise of the Rights will not be redeemable. Each share of Junior Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $1.00 per share but will be entitled to an aggregate dividend equal to 100 times the dividend declared per share of Common

Stock whenever such dividend is declared. In the event of liquidation, holders of Junior Preferred Stock will be entitled to a minimum preferential liquidation payment of $100 per share but will be entitled to an aggregate payment equal to 100 times the payment made per share of Common Stock. Each share of Junior Preferred Stock will have 100 votes, voting together with the Common Stock. Finally, in the event of any merger, consolidation or other transaction in which the Common Stock is exchanged, each share of Junior Preferred Stock will be entitled to receive an amount equal to 100 times the amount received per share of Common Stock. These rights are protected by customary antidilution provisions.

         Because of the nature of the dividend, liquidation and voting rights of the Junior Preferred Stock, the value of the one-hundredth interest in a share of Junior Preferred Stock that may be purchased upon exercise of each Right should approximate the value of one share of Common Stock.

         At any time after any person or group becomes an Acquiring Person, and prior to the acquisition by such Acquiring Person of 50% or more of the outstanding shares of Common Stock, the Company's Board of Directors may exchange the Rights (other than Rights owned by such person or group, which will become void after such person becomes an Acquiring Person) for Common Stock or Junior Preferred Stock, in whole or in part, at an exchange ratio of one share of Common Stock, or one hundredth of a share of Junior Preferred Stock (or of a share of another series of the Company's Preferred Stock having equivalent rights, preferences and privileges), per Right (subject to adjustment).

         At any time prior to the acquisition by a person or group of beneficial ownership of 20% or more of the outstanding shares of Common Stock, the Company's Board of Directors may redeem the Rights in whole, but not in part, at a price of $.01 per Right.

         The terms of the Rights may be amended by the Company's Board of Directors without the consent of the holders of the Rights, including an amendment to lower (a) the threshold at which a person becomes an Acquiring Person and (b) the percentage of Common Stock proposed to be acquired in a tender or exchange offer that would cause the Rights to become exercisable, to not less than the greater of (a) the sum of .001% plus the largest percentage of the Company's outstanding Common Stock then known to the Company to be beneficially owned by any person or group and (b) 10%, except that, from and after such time as any person or group becomes an Acquiring Person, no such amendment may adversely affect the interests of the holders of the Rights.

         The Rights will expire in September 2006, unless this expiration date is extended or unless the Rights are earlier redeemed or exchanged by the Company.

         The foregoing summary of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which was filed as an exhibit to the Company's Form 8-K filed on October 10, 1996.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information called for by this Item appears under the heading "Financial Summary" (page F-26 of the Financial Supplement) and in Notes 5, 6, 9 and 16 to the Consolidated Financial Statements (pages F-13, F-15, F-18 and F-23 of the Financial Supplement). In addition, Exhibit 12 to this Report (page F-35 of the Financial Supplement) contains the ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends for Grace for the years 1992-1996.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

         The information called for by this Item appears on pages F-27 to F-32 of the Financial Supplement.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibits on page F-1 of the Financial Supplement.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         This item is inapplicable, as no such changes or disagreements have occurred.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Except for information regarding the Company's executive officers (see page 22), the information called for by this Item is incorporated in this Report by reference to the definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders, except for information not deemed to be "soliciting material" or "filed" with the Commission, information subject to Regulations 14A or 14C under the Securities Exchange Act of 1934 ("Exchange Act") or information subject to the liabilities of Section 18 of the Exchange Act.


ITEM 11. EXECUTIVE COMPENSATION.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information called for by Items 11, 12 and 13 is incorporated in this Report by reference to the definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders, except for information not deemed to be "soliciting material" or "filed" with the Commission, information subject to Regulations 14A or 14C under the Exchange Act or information subject to the liabilities of Section 18 of the Exchange Act.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K.

         FINANCIAL STATEMENTS AND SCHEDULES. See the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibits on page F-1 of the Financial Supplement.

         REPORTS ON FORM 8-K. The Company filed the following Reports on Form 8-K during the fourth quarter of 1996 and the beginning of 1997:

    Date of Filing                            Disclosure(s)
    --------------                            -------------
   October 10, 1996                           Distribution of all of the shares of the Company's outstanding common stock to the holders of the common stock of Grace
                                              New York, on a one-for-one basis.

   November 8, 1996                           Announcement of 1996 third quarter results.


November 21, 1996                             Announcement of the election of Larry Ellberger as chief
                                              financial officer.

November 22, 1996                             Announcement that Grace had entered into a definitive agreement to sell its Amicon separations science business to Millipore
                                              Corporation.

January 8, 1997                               Announcement that Grace had entered into a definitive agreement to sell its worldwide cocoa business to Archer-Daniels-Midland Company;
                                              announcement of the completion of the sale of Grace's Amicon separations science business to Millipore Corporation; and
                                              announcement of the release of W. R. Grace & Co.-Conn., the
                                              Company's principal operating subsidiary, from guarantees of certain borrowings by National Medical Care, Inc., a former subsidiary.

February 14, 1997                             Announcement of 1996 fourth quarter and full year results.

March 4, 1997                                 Announcement of the completion of the sale of Grace's worldwide cocoa business to Archer-Daniels-Midland Company; announcement that
                                              Grace had entered into a definitive agreement to sell its specialty polymers business to National Starch and Chemical Company; and
                                              announcement that Grace had agreed in principle to acquire
                                              Schurpack, Inc.

March 12, 1997                                Announcement of the release of additional components of Grace's 1996 financial statements, including a consolidated balance sheet and a consolidated statement of cash flows


         EXHIBITS. The exhibits to this Report are listed below. Other than exhibits that are filed herewith, all exhibits listed below are incorporated herein by reference. Exhibits indicated by an asterisk (*) are the management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report.

            Exhibit                                                     Where Located
            -------                                                     -------------
Amended and Restated Certificate of                                  Exhibit 4.1 to Form 8-K
Incorporation of W. R. Grace & Co                                    (filed 10/10/96)




Amended and Restated By-laws of W. R. Grace & Co.                    Exhibit 4.2 to Form 8-K
                                                                     (filed 10/10/96)

Rights Agreement by and between W. R. Grace & Co.                    Exhibit 4.3 to Form 8-K
and The Chase Manhattan Bank, as Rights Agent                        (filed 10/10/96)

Indenture dated as of September 29, 1992 among                       Exhibit 4.2 to Form 10-K
W. R. Grace &  Co.-Conn., W. R. Grace & Co.                          (filed 3/26/93)
and Bankers Trust Company

Supplemental Indenture dated as of September 24, 1996,               Exhibit 4.4 to Form 8-K
among W. R. Grace & Co.-Conn., W. R. Grace & Co.,                    (filed 10/10/96)
Grace Holding, Inc., and Bankers Trust Company, to
Indenture dated as of September 29, 1992

Indenture dated as of January 28, 1993 among W. R. Grace &           Exhibit 4.4 to Form 10-K
Co.-Conn., W. R. Grace & Co. and The Bank of New York                (filed 3/26/93)
(successor to NationsBank of Georgia, N.A.)

Supplemental Indenture dated as of September 24, 1996,               Exhibit 4.5 to Form 8-K
among W. R. Grace & Co.-Conn., W. R. Grace & Co.,                    (filed 10/10/96)
Grace Holding, Inc., and The Bank of New York, to
Indenture dated as of January 28, 1993

364-Day Credit Agreement, dated as of May 17, 1996,                  Exhibit 4.4 to Registration Statement
among W. R. Grace & Co.-Conn., W. R. Grace & Co.,                    on Form S-1 (filed 8/2/96)
Grace Holding, Inc., the several banks parties thereto,
NationsBank, N.A. (South), as documentation agent, and
Chemical Bank, as administrative agent, for such banks

Amended and Restated Credit Agreement, dated as of                   Exhibit 4.5 to Registration Statement
May 17, 1996, among W. R. Grace & Co.-Conn.,                       on Form S-1 (filed 8/2/96)
W. R. Grace & Co., Grace Holding, Inc., the several banks
parties thereto and Chemical Bank, as administrative agent
for such banks

W. R. Grace & Co. 1996 Stock Incentive Plan                          Filed herewith*

W. R. Grace & Co. 1996 Stock Retainer Plan for                       Exhibit 10.2 to Form 8-K
Nonemployee Directors                                                (filed 10/10/96)*


W. R. Grace & Co. Supplemental Executive Retirement                  Filed herewith*
Plan, as amended

W. R. Grace & Co. Executive Salary Protection                        Filed herewith*
Plan, as amended

W. R. Grace & Co. 1981 Stock Incentive                               Exhibit 10.3 to Form 8-K
Plan, as amended                                                     (filed 10/10/96)*

W. R. Grace & Co. 1986 Stock Incentive                               Exhibit 10.4 to Form 8-K
Plan, as amended                                                     (filed 10/10/96)*

W. R. Grace & Co. 1989 Stock Incentive                               Exhibit 10.5 to Form 8-K
Plan, as amended                                                     (filed 10/10/96)*

W. R. Grace & Co. 1994 Stock Incentive                               Exhibit 10.6 to Form 8-K
Plan, as amended                                                     (filed 10/10/96)*

Forms of Stock Option Agreements                                     Exhibit 10(h) to Form 10-K
                                                                     (filed 3/28/92)*

Information concerning W. R. Grace & Co.                             Pages 7-12 and 28-33 of Proxy Statement
Incentive Compensation Program, Deferred                             (filed 4/10/96)*
Compensation Program and Long-Term Incentive
Program

Form of Long-Term Incentive Program Award                            Exhibit 10.13 to Registration Statement on
                                                                     Form S-1 (filed 8/2/96)*

Form of Stock Option Agreement                                       Exhibit 10.14 to Registration Statement on
                                                                     Form S-1 (filed 8/2/96)*

W. R. Grace & Co. Retirement Plan for Outside                        Filed herewith*
Directors, as amended

Employment Agreement dated as of April 1, 1991                       Exhibit 10(x) to Form 10-K
between W. R. Grace & Co.-Conn. and                                  (filed 3/28/92)*
Constantine L. Hampers, as amended

Letter Agreement dated as of March 29, 1996                          Exhibit 10.1 to Form 10-Q
between W. R. Grace & Co. and                                        (filed 5/15/96)*
Constantine L. Hampers

Letter Agreement dated June 14, 1996                                 Exhibit 10.35 to Registration Statement
between W. R. Grace & Co. and                                        on Form S-1 (filed 8/2/96)*
Constantine L. Hampers




Form of Executive Severance Agreement                                Exhibit 10.22 to Registration Statement
between W. R. Grace & Co. and                                        on Form S-1 (filed 8/2/96)*
officers elected prior to May 1996

Form of Executive Severance Agreement                                Exhibit 10.23 to Registration Statement
between W. R. Grace & Co. and                                        on Form S-1 (filed 8/2/96)*
officers elected in or after May 1996

Consulting Agreement dated June 1, 1992                              Exhibit 10.29 to Form 10-K
between W. R. Grace & Co. and                                        (filed 3/26/93)*
Kamsky Associates, Inc.

Incentive Compensation Agreement dated June 1, 1992                  Exhibit 10.30 to Form 10-K
between National Medical Care, Inc. and                              (filed 3/26/93)*
Kamsky Associates, Inc.

Consulting Agreement dated as of December 1993                       Exhibit 10.23 to Form 10-K
between National Medical Care, Inc. and                              (filed 3/31/95)*
Virginia A. Kamsky

Amendment to Consulting Agreement, dated as of                       Exhibit 10.1 to Form 10-Q
May 1, 1995, among National Medical Care, Inc.,                      (filed 5/12/95)*
Virginia A. Kamsky and Southeast Asia Markets, Inc.

Employment Agreement dated as of May 1, 1995                         Exhibit 10.1 to Form 10-Q
between W. R. Grace & Co. and Albert J. Costello                     (filed 8/14/95)*

Amendment dated August 9, 1996 to Employment Agreement,              Exhibit 10.7 to Form 8-K
dated as of May 1, 1995, between W. R. Grace & Co.                   (filed 10/10/96)*
and Albert Costello

Option Agreement between W. R. Grace & Co. and                       Exhibit 10.8 to Form 8-K
Albert J. Costello, dated May 1, 1995, as amended                    (filed 10/10/96)*

Option Agreement between W. R. Grace & Co. and                       Exhibit 10.37 to Registration Statement
Albert J. Costello, dated March 6, 1996                              on Form S-1 (filed 8/2/96)*

Agreement dated September 23, 1996 between                           Exhibit 10.9 to Form 8-K
W. R. Grace & Co. and Donald H. Kohnken                              (filed 10/10/96)*

Employment Agreement dated May 15, 1995 between                      Filed herewith*
W. R. Grace & Co. and Larry Ellberger



Restricted Stock Award Agreement dated June 6, 1995                  Filed herewith*
between W. R. Grace & Co. and Larry Ellberger, as
amended by letter agreement dated August 26, 1996
between Larry Ellberger and W. R. Grace & Co.

Letter Agreement dated December 10, 1996 between                     Filed herewith*
W. R. Grace & Co. and Larry Ellberger

Bridge Loan Promissory Note dated July 31, 1992 of                   Filed herewith*
Fred and Jacqueline Lempereur, payable to
W. R. Grace & Co.-Conn.

Employee Relocation Loan Agreement dated July 31, 1992               Filed herewith*
between W. R. Grace & Co.-Conn. and Fred and
Jacqueline Lempereur

Employment Agreement dated August 17, 1992 between                   Filed herewith*
Grace Specialty Chemicals Co. and Fred Lempereur

Letter Agreement dated January 10, 1997 between                      Filed herewith*
W. R. Grace & Co. and Fred Lempereur

Distribution Agreement by and among W. R. Grace & Co.,               Exhibit 2 to Form 8-K
a New York corporation subsequently renamed                          (filed 2/6/96)
Fresenius National Medical Care Holdings, Inc.,
W. R. Grace & Co.-Conn., and Fresenius AG dated
February 4, 1996

Form of Indemnification Agreement between                            Exhibit 10.39 to Registration Statement
W. R. Grace & Co. and certain directors                              on Form S-1 (filed 8/2/96)*

Form of Indemnification Agreement between                            Filed herewith*
W. R. Grace & Co. and certain officers and
directors

Weighted Average Number of Shares and Earnings                       Filed herewith (in Financial
Used in Per Share Computations                                       Supplement to Form 10-K)

Computation of Ratio of Earnings to Fixed Charges                    Filed herewith (in Financial
and Combined Fixed Charges and Preferred Stock Dividends             Supplement to Form 10-K)

Selected Portions of the 1996 Annual Report to                       Filed herewith (in Financial
Shareholders of W. R. Grace & Co.                                    Supplement to Form 10-K)



List of Subsidiaries of W. R. Grace & Co.                            Filed herewith

Consent of Independent Accountants                                   Filed herewith (in Financial
                                                                     Supplement to Form 10-K)

Powers of Attorney                                                   Filed herewith




                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 W. R. GRACE & CO.

                                                 By  /s/ L. Ellberger
                                                     -------------------------
                                                         L. Ellberger
                                                 (Senior Vice President and
                                                   Chief Financial Officer)
Date: March 28, 1997

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1997.

                          Signature                           Title
                          ---------                           -----

                      A. J. Costello*                   President and Director
                                                   (Principal Executive Officer)

J. F. Akers*                T. A. Holmes*              }
H. Brown*                   V. A. Kamsky*              }
C. Cheng*                   J. J. Murphy*              }        Directors
H. A. Eckmann*              J. E. Phipps*              }
M. A. Fox*                  T. A. Vanderslice*         }
J. W. Frick*

  /s/ L. Ellberger                                      Senior Vice President
-------------------                                (Principal Financial Officer)
     (L. Ellberger)

  /s/ K. A. Browne                                Vice President and Controller
------------------                               (Principal Accounting Officer)
     (K. A. Browne)


-------

* By signing his name hereto, Robert B. Lamm is signing this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

                                                   By /s/ Robert B. Lamm
                                                      ------------------------
                                                          Robert B. Lamm
                                                          (Attorney-in-Fact)

                              FINANCIAL SUPPLEMENT


                               W. R. GRACE & CO.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                              FINANCIAL SUPPLEMENT
                                       to
         Annual Report on Form 10-K for the Year Ended December 31, 1996

                       W. R. GRACE & CO. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements
                  and Financial Statement Schedule and Exhibits
                  ---------------------------------------------

                                                                                    Page
                                                                                    ----
Report of Independent Certified Public Accountants on
  Financial Statement Schedule ...................................................   F-2
Consent of Independent Certified Public Accountants ..............................   F-2
Report of Independent Certified Public Accountants ...............................   F-3
Consolidated Statement of Operations for the three years in the
  period ended December 31, 1996 .................................................   F-4
Consolidated Statement of Cash Flows for the three years in the
  period ended December 31, 1996 .................................................   F-5
Consolidated Balance Sheet at December 31, 1996 and 1995 .........................   F-6
Consolidated Statement of Shareholders' Equity for the three
  years in the period ended December 31, 1996 ....................................   F-7
Notes to Consolidated Financial Statements .......................................   F-8-F-24
Quarterly Summary and Statistical Information - Unaudited ........................   F-25
Capital Expenditures, Net Fixed Assets and Depreciation and
  Lease Amortization .............................................................   F-25
Financial Summary ................................................................   F-26
Management's Discussion and Analysis of Results of Operations
  and Financial Condition ........................................................   F-27

Financial Statement Schedule
         Schedule II - Valuation and Qualifying Account and Reserves  ............   F-33

Exhibit 11: Weighted Average Number of Shares and Earnings Used in
         Per Share Computations ..................................................   F-34
Exhibit 12:  Computation of Ratio of Earnings to Fixed Charges and
         Combined Fixed Charges and Preferred Stock Dividends ....................   F-35


         The financial data listed above appearing in this Financial Supplement are incorporated by reference herein. The Financial Statement Schedule should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Financial statements of 50%- or less-owned persons and other persons accounted for by the equity method have been omitted as provided in Rule 3-09 of Securities and Exchange Commission Regulation S-X. Financial Statement Schedules not included have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Shareholders and Board of Directors of W. R. Grace & Co.


Our audits of the consolidated financial statements referred to in our report dated February 3, 1997 appearing on page 27 of the 1996 Annual Report to Shareholders of W. R. Grace & Co. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed on page F-1 in the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibits of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP
Ft. Lauderdale, Florida
February 3, 1997




               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectuses constituting parts of the Registration Statements on Form S-8 (Nos. 333-13637, 333-13639, 333-13641, 333-13643, 333-14101, 333-13645, 333-13647 and 333-16401)
of W. R. Grace & Co. of our report dated February 3, 1997 appearing on page 27 of the 1996 Annual Report to Shareholders, which report is included at page F-3 of this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears above.


/s/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP
Ft. Lauderdale, Florida
March 28, 1997

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING


Management is responsible for the preparation, as well as the integrity and objectivity, of the Consolidated Financial Statements and other financial information included in this report. Such financial information has been prepared in conformity with generally accepted accounting principles and accordingly includes certain amounts that represent management's best estimates and judgments.
     Management maintains internal control systems to assist it in fulfilling its responsibility for financial reporting, including selection of personnel; segregation of duties; business, accounting and reporting policies and procedures; and an internal audit function. While no system can ensure elimination of all errors and irregularities, Grace's systems, which are reviewed and modified in response to changing conditions, have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed and transactions are properly executed and reported. The concept of reasonable assurance is based on the recognition that there are limitations in all systems and that the cost of such systems should not exceed their benefits.
     The Audit Committee of the Board of Directors, which is comprised of directors who are neither officers nor employees of nor consultants to Grace, meets regularly with Grace's senior financial personnel, internal auditors and independent certified public accountants to review audit plans and results, as well as the actions taken by management in discharging its responsibilities for accounting, financial reporting and internal control systems. The Audit Committee reports its findings and recommends the selection of independent certified public accountants to the Board of Directors. Grace's management, internal auditors and independent certified public accountants have direct and confidential access to the Audit Committee at all times.
     The independent certified public accountants are engaged to conduct the audits of and render a report on the consolidated financial statements in accordance with generally accepted auditing standards. These standards require a review of the systems of internal controls and tests of transactions to the extent considered necessary by the independent certified public accountants for purposes of supporting their opinion as set forth in their report.





Albert J. Costello                                     Larry Ellberger
Chairman, President and                                Senior Vice President and
Chief Executive Officer                                Chief Financial Officer




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


PRICE WATERHOUSE LLP                                February 3, 1997
One East Broward Boulevard
Ft. Lauderdale, FL  33301


TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF W. R. GRACE & CO.

In our opinion, the consolidated financial statements appearing on pages F-4 through F-24 of this report present fairly, in all material respects, the financial position of W. R. Grace & Co. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP

CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------------------------------------------
W. R. Grace & Co. and Subsidiaries

CONSOLIDATED STATEMENT OF OPERATIONS
====================================================================================================================

Dollars in millions, except per share amounts                                               1996      1995      1994
--------------------------------------------------------------------------------------------------------------------
Sales and revenues ................................................................     $3,454.1  $3,552.6  $3,128.5
Other income ......................................................................         38.9      41.2      42.0
                                                                                        --------  --------  --------
    TOTAL .........................................................................      3,493.0   3,593.8   3,170.5
                                                                                        --------  --------  --------

Cost of goods sold and operating expenses .........................................      2,071.0   2,151.2   1,832.6
Selling, general and administrative expenses ......................................        713.3     913.7     785.9
Depreciation and amortization .....................................................        184.4     186.1     164.6
Interest expense and related financing costs ......................................         71.6      71.3      49.5
Research and development expenses .................................................         93.9     111.6      99.6
Restructuring costs and asset impairments .........................................        107.5     169.0        --
Provision relating to asbestos-related liabilities and insurance coverage .........        229.1     275.0     316.0
Gain on sales of businesses .......................................................       (326.4)       --        --
                                                                                        --------  --------  --------
    TOTAL .........................................................................      3,144.4   3,877.9   3,248.2
                                                                                        --------  --------  --------

Income/(loss) from continuing operations before income taxes ......................        348.6    (284.1)    (77.7)
Provision for/(benefit from) income taxes .........................................        134.8    (104.5)    (42.6)
                                                                                        --------  --------  --------

    INCOME/(LOSS) FROM CONTINUING OPERATIONS ......................................        213.8    (179.6)    (35.1)
Income/(loss) from discontinued operations ........................................      2,643.9    (146.3)    118.4
                                                                                        --------  --------  --------
    NET INCOME/(LOSS) .............................................................     $2,857.7  $ (325.9) $   83.3
                                                                                        ========  ========  ========

Earnings/(loss) per share:
    Continuing operations .........................................................     $   2.32  $  (1.87) $   (.38)
    Net earnings/(loss) ...........................................................     $  31.06  $  (3.40) $    .88

--------------------------------------------------------------------------------------------------------------------


The Notes to Consolidated Financial Statements, pages F-8 to F-24, are integral parts of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
====================================================================================================================

Dollars in millions                                                                       1996       1995       1994
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Income/(loss) from continuing operations before income taxes ...................... $    348.6   $ (284.1)  $  (77.7)
Reconciliation to cash provided by operating activities:
    Depreciation and amortization .................................................      184.4      186.1      164.6
    Provision relating to asbestos-related liabilities and insurance coverage .....      229.1      275.0      316.0
    Provision relating to restructuring costs and asset impairments ...............      107.5      169.0         --
    Gain on sales of businesses ...................................................     (326.4)        --         --
    Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency exchange:
        Increase in notes and accounts receivable, net ............................     (126.4)     (44.7)    (159.5)
        Decrease/(increase) in inventories ........................................       51.9      (62.1)     (43.4)
        Proceeds from asbestos-related insurance settlements ......................      184.5      257.3      138.6
        Payments made for asbestos-related litigation settlements, judgments and
         defense costs ............................................................     (186.6)    (160.3)    (198.6)
        (Decrease)/increase in accounts payable ...................................      (36.4)     (48.3)      10.3
        Other .....................................................................      (74.6)     (40.6)      74.5
                                                                                    ----------   --------   --------
    NET PRETAX CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS            355.6      247.3      224.8
Net pretax cash provided by operating activities of discontinued operations .......       38.5       96.6      314.7
                                                                                    ----------   --------   --------
    NET PRETAX CASH PROVIDED BY OPERATING ACTIVITIES ..............................      394.1      343.9      539.5
Income taxes paid .................................................................     (170.8)    (236.9)     (86.0)
                                                                                    ----------   --------   --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES .....................................      223.3      107.0      453.5
                                                                                    ----------   --------   --------
INVESTING ACTIVITIES (1)
Capital expenditures ..............................................................     (456.6)    (537.6)    (444.6)
Businesses acquired in purchase transactions, net of cash acquired and debt assumed      (32.1)     (37.4)    (276.9)
Net investing activities of discontinued operations ...............................     (192.9)    (295.2)     (32.9)
Net proceeds from divestments .....................................................    2,720.3       56.7      583.9
Proceeds from disposals of assets .................................................       36.6       17.9       34.0
Other .............................................................................       (2.4)      (6.0)      34.9
                                                                                    ----------   --------   --------
    NET CASH PROVIDED BY/(USED FOR) INVESTING ACTIVITIES ..........................    2,072.9     (801.6)    (101.6)
                                                                                    ----------   --------   --------

FINANCING ACTIVITIES (1)
Dividends paid ....................................................................      (46.0)    (112.6)    (132.0)
Repayments of borrowings having original maturities in excess of three months .....     (196.1)     (68.1)    (141.2)
Increase in borrowings having original maturities in excess of three months .......         .6      148.5      535.1
Net (repayments of)/increase in borrowings having original maturities
 of three months or less ..........................................................     (344.3)     414.9     (605.8)
Stock options exercised ...........................................................       70.7      164.1       21.1
Net financing activities of discontinued operations ...............................     (136.7)     120.8         .2
Purchase of treasury stock ........................................................   (1,319.3)     (12.1)        --
Repurchase of limited partnership interest ........................................     (297.0)        --         --
Other .............................................................................         .3         .2        (.2)
                                                                                    ----------   --------   --------
    NET CASH (USED FOR)/PROVIDED BY FINANCING ACTIVITIES ..........................   (2,267.8)     655.7     (322.8)
                                                                                    ----------   --------   --------
Effect of exchange rate changes on cash and cash equivalents ......................        (.7)       1.2        1.6
                                                                                    ----------   --------   --------
Increase/(decrease) in cash and cash equivalents ..................................       27.7      (37.7)      30.7
                                                                                    ----------   --------   --------
    CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..................................       40.6       78.3       47.6
                                                                                    ----------   --------   --------
    CASH AND CASH EQUIVALENTS, END OF YEAR ........................................ $     68.3   $   40.6   $   78.3
                                                                                    ==========   ========   ========

--------------------------------------------------------------------------------------------------------------------


The Notes to Consolidated Financial Statements, pages F-8 to F-24, are integral parts of these statements.

(1) See Notes 1 and 6 for supplemental information relating to noncash investing and financing activities.

CONSOLIDATED BALANCE SHEET
=================================================================================================================

Dollars in millions, except par value                                December 31,               1996         1995
-----------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and cash equivalents .......................................................           $   68.3     $   40.6
Notes and accounts receivable, net ..............................................              831.4        596.8
Inventories .....................................................................              376.1        491.9
Net assets of discontinued operations ...........................................              297.4        323.7
Deferred income taxes ...........................................................              183.9        206.1
Other current assets ............................................................               17.8         22.2
                                                                                            --------     --------
    TOTAL CURRENT ASSETS ........................................................            1,774.9      1,681.3

Properties and equipment, net ...................................................            1,871.3      1,736.1
Goodwill, less accumulated amortization of $18.6 (1995 - $20.6) .................               40.6        111.8
Net assets of discontinued operations - health care .............................                 --      1,435.3
Asbestos-related insurance receivable ...........................................              296.3        321.2
Deferred income taxes ...........................................................              309.2        386.6
Other assets ....................................................................              653.5        688.3
                                                                                            --------     --------
    TOTAL ASSETS ................................................................           $4,945.8     $6,360.6
                                                                                            ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term debt .................................................................           $  315.2     $  638.3
Accounts payable ................................................................              274.7        339.2
Income taxes ....................................................................              123.3        103.3
Other current liabilities .......................................................              773.9        836.4
Minority interest ...............................................................                 --        297.0
                                                                                            --------     --------
    TOTAL CURRENT LIABILITIES ...................................................            1,487.1      2,214.2

Long-term debt ..................................................................            1,073.0      1,295.5
Other liabilities ...............................................................              850.7        852.0
Deferred income taxes ...........................................................               43.5         44.8
Noncurrent liability for asbestos-related litigation ............................              859.1        722.3
                                                                                            --------     --------
    TOTAL LIABILITIES ...........................................................            4,313.4      5,128.8
                                                                                            --------     --------

COMMITMENTS AND CONTINGENCIES (Notes 2, 6, 9 and 11)

SHAREHOLDERS' EQUITY
Preferred stock, par value $.01 and $100, respectively ..........................                 --          7.4
Common stock, par value $.01 and $1, respectively; 300,000,000 shares authorized;
    outstanding at December 31:  1996 - 78,493,000; 1995 - 97,375,000 ...........                 .8         97.4
Paid in capital .................................................................              524.1        459.8
Retained earnings ...............................................................              172.6        709.0
Cumulative translation adjustments ..............................................              (64.6)       (39.4)
Treasury stock, at cost; December 31:  1996 - 10,000; 1995 - 53,000 common shares                (.5)        (2.4)
                                                                                            --------     --------
    TOTAL SHAREHOLDERS' EQUITY ..................................................              632.4      1,231.8
                                                                                            --------     --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..................................           $4,945.8     $6,360.6
                                                                                            ========     ========

-----------------------------------------------------------------------------------------------------------------


The Notes to Consolidated Financial Statements, pages F-8 to F-24, are integral parts of these statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
======================================================================================================================

Dollars in millions                                                                      1996         1995        1994
----------------------------------------------------------------------------------------------------------------------
PREFERRED STOCKS
Balance, beginning of year ......................................................   $     7.4    $     7.4    $    7.4
Retirement of preferred stocks ..................................................        (7.4)          --          --
                                                                                    ---------    ---------    --------
    BALANCE, END OF YEAR ........................................................          --          7.4         7.4
                                                                                    ---------    ---------    --------

COMMON STOCK
Balance, beginning of year ......................................................        97.4         94.1        93.5
Shares issued under stock incentive plans .......................................         1.4          3.3          .6
Retirement of treasury stock ....................................................        (9.9)          --          --
Change in par value of common stock .............................................       (88.1)          --          --
                                                                                    ---------    ---------    --------
    BALANCE, END OF YEAR ........................................................          .8         97.4        94.1
                                                                                    ---------    ---------    --------

PAID IN CAPITAL
Balance, beginning of year ......................................................       459.8        308.8       287.8
Shares issued under stock incentive plans .......................................        98.5        151.1        20.5
Retirement of treasury stock ....................................................      (122.3)          --          --
Change in par value of common stock .............................................        88.1           --          --
Other ...........................................................................          --          (.1)         .5
                                                                                    ---------    ---------    --------
    BALANCE, END OF YEAR ........................................................       524.1        459.8       308.8
                                                                                    ---------    ---------    --------

RETAINED EARNINGS
Balance, beginning of year ......................................................       709.0      1,147.5     1,196.2
Net income/(loss) ...............................................................     2,857.7       (325.9)       83.3
Dividends paid ..................................................................       (46.0)      (112.6)     (132.0)
Dividend of common equity interest in health care business ......................    (2,172.3)          --          --
Retirement of preferred stock ...................................................         7.4           --          --
Retirement of treasury stock ....................................................    (1,183.2)          --          --
                                                                                    ---------    ---------    --------
    BALANCE, END OF YEAR ........................................................       172.6        709.0     1,147.5
                                                                                    ---------    ---------    --------

CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, beginning of year ......................................................       (39.4)       (53.3)      (67.3)
Translation adjustments .........................................................       (25.2)        13.9        14.0
                                                                                    ---------    ---------    --------
    BALANCE, END OF YEAR ........................................................       (64.6)       (39.4)      (53.3)
                                                                                    ---------    ---------    --------

TREASURY STOCK
Balance, beginning of year ......................................................        (2.4)          --          --
Purchase of common stock ........................................................    (1,319.3)       (12.1)         --
Shares issued under stock incentive plans .......................................         5.8          9.7          --
Retirement of treasury stock ....................................................     1,315.4           --          --
                                                                                    ---------    ---------    --------
    BALANCE, END OF YEAR ........................................................         (.5)        (2.4)         --
                                                                                    ---------    ---------    --------

    TOTAL SHAREHOLDERS' EQUITY ..................................................   $   632.4    $ 1,231.8    $1,504.5
                                                                                    =========    =========    ========

----------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements, pages F-8 to F-24, are integral parts of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

Dollars in millions, except per share amounts
-------------------------------------------------------------------------------

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES
===============================================================================

W. R. Grace & Co., through its subsidiaries, is primarily engaged in the packaging and specialty chemicals businesses on a worldwide basis. As used in these notes, the term "Company" refers to Grace New York (as defined below) through September 27, 1996, and thereafter to W. R. Grace & Co., a Delaware corporation. The term "Grace" refers to the Company and/or one or more of its subsidiaries.

REORGANIZATION On September 28, 1996, W. R. Grace & Co., a New York corporation subsequently renamed Fresenius National Medical Care Holdings, Inc. (Grace New York), distributed all of the Company's outstanding common stock (which has a par value of $.01 per share) to the holders of Grace New York common stock (which had a par value of $1.00 per share) on a one-for-one basis. As a result of the distribution, Grace New York's principal remaining asset was the outstanding capital stock of National Medical Care, Inc. (NMC), a health care company that was classified as a discontinued operation in the second quarter of 1995. On September 29, 1996, a wholly owned subsidiary of Fresenius Medical Care AG (FMC), a German corporation, merged with and into Grace New York, resulting in the combination of NMC with the worldwide dialysis business of Fresenius AG (Fresenius), a German health care corporation and the principal shareholder of FMC.
     The Grace New York preferred stock issued and outstanding at the time of the above distribution remained outstanding shares of Grace New York, and the treasury shares held by Grace New York at the time of the distribution were retained by Grace New York. Accordingly, the distribution was treated as a retirement of preferred stocks and a retirement of treasury stock within the Consolidated Statement of Shareholders' Equity for the year ended December 31, 1996.
     For further information, see the Grace New York Joint Proxy Statement-Prospectus dated August 2, 1996 (Joint Proxy Statement-Prospectus), the Company's Prospectus dated August 2, 1996 (Prospectus), and Notes 6 and 13.

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of Grace and majority-owned companies. Intercompany transactions and balances are eliminated in consolidation. Investments in affiliated companies (20%-50% owned) are accounted for under the equity method.

RECLASSIFICATIONS Certain amounts in prior years' consolidated financial statements and related notes have been reclassified to conform to the current year's presentation and as required with respect to discontinued operations.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions affecting the reported amounts of assets and liabilities (including contingent assets and liabilities) at the date of the consolidated financial statements and the reported revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

CASH EQUIVALENTS Cash equivalents consist of highly liquid instruments with maturities of three months or less when purchased. The recorded amounts approximate fair value because of the short maturities of these investments.

INVENTORIES Inventories are stated at the lower of cost or market. The methods used to determine cost include first-in/first-out and, for substantially all U.S. chemical inventories, last-in/first-out. Market values for raw materials are based on current cost and, for other inventory classifications, net realizable value.

PROPERTIES AND EQUIPMENT Properties and equipment are stated at the lower of cost or fair value. Depreciation of properties and equipment is generally computed using the straight-line method over the estimated useful life of the asset. Interest is capitalized in connection with major project expenditures and amortized, generally on a straight-line basis, over the estimated useful life of the asset. Fully depreciated assets are retained in properties and equipment and related accumulated depreciation accounts until they are removed from service. In the case of disposals, assets and related depreciation are removed from the accounts and the net amount, less any proceeds from disposal, is charged or credited to income.

GOODWILL Goodwill arises from certain purchase transactions and is amortized using the straight-line method over appropriate periods not exceeding 40 years.

RESEARCH AND DEVELOPMENT COSTS Research and development costs are charged to expense as incurred.

IMPAIRMENT  In 1995, Grace adopted Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with this statement, Grace reviews long-lived assets and related goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

INCOME TAXES Grace uses an asset and liability approach for the accounting and financial reporting of income taxes.

FOREIGN CURRENCY TRANSLATION Foreign currency transactions and financial statements (except for those relating to countries with highly inflationary economies) are translated into U.S. dollars at current exchange rates, except that revenues, costs and expenses are translated at average exchange rates during each reporting period. The financial statements of subsidiaries located in countries with highly inflationary economies are remeasured as if the functional currency was the U.S. dollar. The remeasurement creates translation adjustments that are reflected in net income.

FINANCIAL INSTRUMENTS Grace enters into interest rate swap agreements and foreign exchange forward and option contracts to manage exposure to fluctuations in interest and foreign currency exchange rates. Grace does not hold or issue derivative financial instruments for trading purposes.
     The cash differentials paid or received under interest rate swap agreements are accrued and recognized as adjustments to interest expense. The related amounts payable to or receivable from the counterparties are included in other current liabilities or notes and accounts receivable, net. Cash flows related to interest rate swap agreements are classified within operating activities in the Consolidated Statement of Cash Flows, consistent with the interest payments on the underlying debt. The fair values of interest rate swap agreements are not recognized in the Consolidated Financial Statements, as these agreements modify the interest rate basis (i.e., whether fixed or floating rate) of debt instruments of similar face amounts and tenor.
     Gains or losses resulting from the settlement prior to maturity of interest rate swap agreements are either deferred (recorded as other liabilities or other assets) and amortized to interest expense and related financing costs over a period relevant to the agreement (if the underlying debt remains outstanding) or recognized immediately (if the underlying debt has been repaid or retired).
     Grace enters into foreign currency forward and option contracts to hedge transactions and firm commitments denominated in foreign currencies and, from time to time, net investments in foreign subsidiaries. Gains or losses on hedges of transactional exposures are recorded as adjustments to gains or losses on the underlying transactions. Gains or losses on hedges of foreign currency-denominated firm commitments are deferred and recorded as part of the basis in the transaction in the period in which the transaction is consummated. Gains and losses on forward contracts that hedge net investments in foreign subsidiaries are recorded in the cumulative translation adjustments account in shareholders' equity. Cash flows related to foreign currency forward and option contracts are classified within operating activities in the Consolidated Statement of Cash Flows.

OTHER INCOME Other income consists of interest income, equity in earnings of affiliated companies, gains on sales of investments and other items.

EARNINGS PER SHARE Earnings per share are computed on the basis of the weighted average number of common shares outstanding.


-------------------------------------------------------------------------------

2.  ASBESTOS AND RELATED INSURANCE LITIGATION
===============================================================================

Grace is a defendant in property damage and personal injury lawsuits relating to previously sold asbestos-containing products and anticipates that it will be named as a defendant in additional asbestos-related lawsuits in the future. Grace was a defendant in approximately 41,500 asbestos-related lawsuits at December 31, 1996 (31 involving claims for property damage and the remainder involving approximately 91,500 claims for personal injury), as compared to approximately 40,800 lawsuits at December 31, 1995 (47 involving claims for property damage and the remainder involving approximately 92,400 claims for personal injury).

PROPERTY DAMAGE LITIGATION
The plaintiffs in property damage lawsuits generally seek to have the defendants absorb the cost of removing, containing or repairing the asbestos-containing materials in the affected buildings. Each property damage case is unique in that the age, type, size and use of the building, and the difficulty of asbestos abatement, if necessary, vary from structure to structure. Thus, the amounts involved in prior dispositions of property damage cases are not necessarily indicative of the amounts that may be required to dispose of cases in the future. Information regarding product identification, the amount of product in the building, the age, type, size and use of the building, the jurisdictional history of prior cases and the court in which the case is pending provide meaningful guidance as to the range of potential costs. Some of this information is not yet available in the property damage cases currently pending against Grace. Accordingly, it is not possible to estimate with precision the costs of defending against and disposing of these cases. In accordance with SFAS No. 5, Grace has recorded an accrual for all existing property damage cases for which sufficient information is available to form a range of estimated exposure. At December 31, 1996 and 1995, estimates were not accrued for one and four cases, respectively, due to insufficient information. Grace believes that the number of property damage cases to be filed in the future and the costs associated with these filings are not estimable.

     Through December 31, 1996, 135 asbestos property damage cases were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in seven cases for a total of $60.3 (none of which is on appeal); and 186 property damage cases were settled for a total of $450.5. Property damage case activity for 1996 and 1995 is as follows:




------------------------------------------------------------------------------------------------------
December 31,                                                                 1996                 1995
------------------------------------------------------------------------------------------------------
Cases outstanding, beginning of year ...................................       47                   65
New cases filed ........................................................        1                    5
Settlements ............................................................       (9)                 (18)
Dismissals .............................................................       (5)                  (4)
Judgments, net .........................................................       (3)                  (1)
                                                                               --                   --
 Cases outstanding, end of year ........................................       31                   47
                                                                               ==                   ==
------------------------------------------------------------------------------------------------------



PERSONAL INJURY LITIGATION
Personal injury claims are generally similar to each other (differing primarily in the type of asbestos-related illness allegedly suffered by the plaintiff). However, Grace's estimated liability for such claims is influenced by numerous variables, including the solvency of other former asbestos producers, cross-claims by co-defendants, the rate at which new claims are filed, the jurisdiction in which the filings are made, and the defense and disposition costs associated with these claims.
     Through December 31, 1996, approximately 11,800 asbestos personal injury lawsuits involving 27,400 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 30,500 lawsuits involving 66,200 claims were disposed of for a total of $186.0. Personal injury claim activity for 1996 and 1995 is as follows:


------------------------------------------------------------------------------------------------------
December 31,                                                                 1996                 1995
------------------------------------------------------------------------------------------------------
Claims outstanding, beginning of year ..................................   92,436               67,889
New claims .............................................................   30,274               34,306
Claims under amended complaints (1) ....................................    8,298                2,120
Settlements ............................................................  (36,630)              (9,585)
Dismissals .............................................................   (2,866)              (2,288)
Judgments, net .........................................................       (1)                  (6)
                                                                         --------              -------
 Claims outstanding, end of year .......................................   91,511               92,436
                                                                         ========              =======
------------------------------------------------------------------------------------------------------


(1) Of the 8,298 claims shown, approximately 1,500 were filed under amended complaints in 1996. The remaining claims relate to disputed filings that were submitted to local counsel in prior years but were not reported to Grace until 1996, when a majority of such claims was settled.

ASBESTOS-RELATED LIABILITY
Subject to the factors discussed above, Grace estimates that its probable liability is as follows with respect to the defense and disposition of asbestos property damage and personal injury cases and claims at December 31, 1996 and 1995:


---------------------------------------------------------------------------------------------------------
December 31,                                                                 1996(1)              1995(2)
---------------------------------------------------------------------------------------------------------
Current liability for asbestos-related litigation (3) ..................     $135.0               $100.0
Noncurrent liability for asbestos-related litigation ...................      859.1                722.3
                                                                            -------              -------
  Total asbestos-related liability (4) .................................     $994.1               $822.3
                                                                            =======              =======
--------------------------------------------------------------------------------------------------------


(1) Reflects property damage and personal injury cases and claims pending at December 31, 1996, as well as personal injury claims expected to be filed through 2001. See discussion below.
(2) Reflects property damage and personal injury cases and claims pending at December 31, 1995, as well as personal injury claims expected to be filed through 1998. See discussion below.
(3)  Included in "other current liabilities" in the Consolidated Balance
     Sheet.
(4) Excludes one property damage case at December 31, 1996 as to which the liability is not yet estimable because Grace has not yet been able to obtain sufficient information through discovery proceedings.

Prior to 1995, Grace recorded noncash charges to reflect its estimate of the costs of defending against and disposing of the asbestos property damage and personal injury cases and claims then pending. In the fourth quarter of 1995, Grace determined that it had adequate experience to reasonably estimate the costs of defending against and disposing of asbestos personal injury claims to be filed during the three-year period 1996-1998 and recorded a noncash charge of $260.0 ($169.0 after-tax), primarily to reflect such anticipated filings. Based on certain developments during 1996, Grace determined in the 1996 fourth quarter that it had adequate experience to reasonably estimate the costs of defending against and disposing of asbestos personal injury claims to be filed during the five-year period 1997-2001 and recorded a noncash charge of $348.4 ($226.4 after-tax), primarily to reflect such anticipated filings. The 1996 provision also reflects increases in the estimated costs of defending against and disposing of personal injury claims pending at year-end 1996, and the 1995 provision also reflects increases in the estimated costs of defending against and disposing of certain property damage cases pending at year-end 1995 and personal injury claims filed during 1995. However, as discussed above, these estimates are not necessarily indicative of actual costs. Based on the factors discussed above, Grace does not believe that it can reasonably estimate the number and defense and disposition costs of personal injury claims that may be brought against Grace after 2001. The accruals recorded for future cases and claims are not discounted to their present values; further, the actual cash payments related to future cases and claims are expected to continue beyond 2001.

ASBESTOS-RELATED INSURANCE RECEIVABLE
Grace previously purchased insurance policies with respect to its asbestos-related lawsuits and claims. The following tables display the activity in Grace's notes receivable and asbestos-related insurance receivable accounts during 1996 and 1995:

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   1996     1995
--------------------------------------------------------------------------------------------------------------------------------
NOTES RECEIVABLE
Notes receivable from insurance carriers, beginning of year, net of discount of $11.6 in 1996 (1995 - $15.0) ..  $118.4  $ 187.0
Proceeds from asbestos-related insurance settlements ..........................................................   (93.3)  (127.0)
Current year asbestos-related insurance settlements ...........................................................    19.2     55.0
Current year amortization, net ................................................................................     4.2      3.4
                                                                                                                 ------  -------
    Notes receivable from insurance carriers at year-end, net of discount of $7.4 (1995 - $11.6) (1) ..........  $ 48.5  $ 118.4

INSURANCE RECEIVABLE
Asbestos-related insurance receivable, beginning of year ......................................................  $321.2  $ 512.6
Proceeds from asbestos-related insurance settlements ..........................................................   (91.2)  (130.3)
Adjustments to asbestos-related insurance receivable (2) ......................................................   119.3    (15.0)
Transfers from asbestos-related insurance receivable to notes receivable from insurance carriers ..............   (19.2)   (55.0)
Other .........................................................................................................     1.2      8.9
                                                                                                                 ------  -------
    Asbestos-related insurance receivable, end of year (1) ....................................................  $331.3  $ 321.2
                                                                                                                 ------  -------
    Total amounts due from insurance carriers .................................................................  $379.8  $ 439.6
                                                                                                                 ======  =======
--------------------------------------------------------------------------------------------------------------------------------

(1) See Note 7 for classification between current portion (classified in "notes and accounts receivable, net") and noncurrent portion (classified in "other assets") in the Consolidated Balance Sheet.
(2) Reflects noncash adjustments to receivable in conjunction with increases in asbestos-related liability and lower than estimated proceeds from settlements with insurance carriers caused by reduced coverage available for certain years. See discussion below.

Notes receivable from insurance carriers represent amounts due from insurance carriers in reimbursement for amounts previously paid by Grace in defending and disposing of asbestos cases and claims; payments under these notes will be received through 2001. These notes do not bear stated interest rates and, therefore, have been discounted using a weighted average interest rate of 6.7% (which Grace estimates as its borrowing rate for the terms of the notes). Installments due in 1997 are classified as "current" in the Consolidated Balance Sheet.
     The asbestos-related insurance receivable at December 31, 1996 predominantly represents amounts expected to be received from carriers under settlement agreements in reimbursement for defense and disposition costs to be paid by Grace in the future in connection with property damage and personal injury cases and claims pending at year-end 1996 and personal injury claims expected to be filed through 2001 (through 1998 as of December 31, 1995).
     In the fourth quarter of 1996, Grace recorded a noncash pretax benefit of $119.3 ($77.5 after-tax), primarily representing the additional insurance proceeds Grace expects to receive in reimbursement for the cash outflows associated with personal injury claims expected to be filed against Grace through 2001.
     As a result of fourth quarter 1995 insurance settlements and a reassessment of its insurance receivable, Grace recorded a noncash net pretax charge of $15.0 ($9.7 after-tax) during the fourth quarter of 1995. This charge reflected a reduction in the receivable, primarily due to lower than estimated proceeds from settlements with insurance carriers (caused by the reduced coverage available for certain years) and a discount on notes receivable received in connection with prior settlements, partially offset by an increase in expected future reimbursements of costs to defend against and dispose of property damage cases pending at year-end 1995 and personal injury claims to be filed through 1998.
     Certain of Grace's insurance carriers have become insolvent. From time to time, Grace has been successful in collecting funds from insolvent carriers. However, since recovery from these carriers is not probable, Grace has not accrued a related receivable.

INSURANCE LITIGATION
Grace has settled with and been paid by its primary insurance carriers with respect to both property damage and personal injury cases and claims. With one minor exception, Grace has also settled with its excess insurance carriers that wrote policies available for property damage cases; those settlements involve amounts paid and to be paid to Grace. In addition, Grace has settled with many excess insurance carriers that wrote policies available for personal injury claims. Grace is currently in litigation with certain remaining excess insurance carriers whose policies generally represent layers of coverage Grace has not yet reached and, therefore, are not reflected in the asbestos-related insurance receivable referred to above. Such policies are believed by Grace to be available for asbestos-related personal injury lawsuits. Insurance coverage for asbestos-related liabilities has not been commercially available since 1985.
                                    F-11

     In September 1993 the U.S. Court of Appeals for the Second Circuit ruled that, under New York law (which governs a significant portion of the policies that provide Grace's asbestos-related insurance coverage), coverage for asbestos property damage cases is triggered based on the date of installation of asbestos-containing materials. This decision was initially reversed in the fourth quarter of 1993 but subsequently confirmed in the second quarter of 1994. As a result of this decision (which had the effect of reducing the amount of insurance coverage available to Grace with respect to asbestos lawsuits) Grace recorded a noncash pretax charge of $316.0 ($200.0 after-tax) in the second quarter of 1994.
     Grace's ultimate exposure with respect to its asbestos-related cases and claims will depend on the extent to which its insurance will cover damages for which it may be held liable, amounts paid in settlement and litigation costs. In Grace's opinion, it is probable that recoveries from its insurance carriers (including amounts reflected in the receivable discussed above), along with other funds, will be available to satisfy the property damage and personal injury cases and claims pending at December 31, 1996, as well as personal injury claims expected to be filed in the foreseeable future. Consequently, Grace believes that the resolution of its asbestos-related litigation will not have a material adverse effect on its consolidated financial position.


-------------------------------------------------------------------------------

3.  ACQUISITIONS AND DIVESTMENTS
===============================================================================

ACQUISITIONS
During 1996, Grace acquired a manufacturer of flexible packaging, a producer of can coatings and closure sealants for the rigid container industry, and kidney dialysis centers purchased by NMC prior to disposition, for a total of $122.1 in cash. In 1995, Grace made acquisitions totaling $260.8, all of which involved cash purchases of kidney dialysis centers and medical imaging facilities by NMC. Acquisitions in the first quarter of 1995, prior to the classification of NMC as a discontinued operation (see Note 6), totaled $41.1. Acquisitions by NMC after the first quarter of 1995 are presented as an investing activity and are included in net investing activities of discontinued operations in the Consolidated Statement of Cash Flows for 1996 and 1995.
     In 1994, Grace made acquisitions totaling $351.7, primarily in health care. These include the purchases of Home Nutritional Services, Inc. for $131.8 in cash and kidney dialysis centers and other health care businesses for an aggregate of $145.3 in cash. 1994 acquisitions also included construction chemicals businesses and a European flexible packaging business.

DIVESTMENTS
During 1996, Grace completed divestments for gross proceeds totaling $5,394.0 (inclusive of debt assumed by buyers). In addition to the disposition of NMC (see Notes 1 and 6), Grace sold its water treatment and process chemicals business to Betz Laboratories, Inc. for cash proceeds of $636.4 (subject to adjustment), the final $100.0 of which was paid in January 1997, plus the assumption of certain liabilities. Sales and revenues of the water treatment and process chemicals business for the six months ended June 30, 1996 and for the years ended December 31, 1995 and 1994 were $201.2, $398.5 and $363.4, respectively; its financial position and results of operations were not significant for those periods. The divestment of this business and Grace's biopesticides business resulted in a pretax gain of $326.4, and an after-tax gain of $210.1 ($2.28 per common share), in continuing operations. In 1996 Grace also divested its worldwide separations science business (Amicon) and the transgenic plant business of its Agracetus subsidiary. These businesses had previously been classified as discontinued operations.
     In 1995, Grace realized gross proceeds of $58.8 (inclusive of debt assumed by the buyers) from divestments, including payments received in connection with divestments completed in prior years. The operations divested consisted of three small units of Grace's construction products business, the composite materials business, Grace's transportation services business and various investments.
     In 1994, Grace realized gross proceeds of $646.2 (inclusive of debt assumed by the buyers) from divestments, including payments received in connection with divestments completed in prior years. Substantially all of the businesses divested during 1994 had previously been classified as discontinued operations. Divestment proceeds in 1994 included $42.8 received for Grace's remaining interest in The Restaurant Enterprises Group, Inc.
(REG).
     See Note 6 for a discussion of divestment activity related to discontinued operations.

-------------------------------------------------------------------------------

4.  RESTRUCTURING COSTS AND ASSET IMPAIRMENTS
===============================================================================

RESTRUCTURING COSTS
Grace recorded restructuring charges of $75.4 in 1996 and $129.8 in 1995 ($49.0 and $85.1 after-tax, respectively). Grace began implementing a worldwide program in 1995 to streamline processes and reduce general and administrative expenses, factory administration costs and noncore corporate research and development expenses. Under this program, Grace has implemented, and expects to further implement, additional cost reductions and efficiency improvements, as it further evaluates and reengineers its operations. In connection with these actions, Grace recorded pretax charges of $53.7 and $21.7 in the second and fourth quarters of 1996, respectively. These charges primarily relate to headcount reductions, the restructuring of Grace's European packaging operations (in areas such as working capital management, manufacturing and sales) and the further restructuring of Grace's corporate research activities, certain of which are now conducted at product line facilities.

     The components of the 1996 and 1995 restructuring charges, spending and other activity during 1995 and 1996, and the remaining reserve balances at December 31, 1996, were as follows:


--------------------------------------------------------------------------------------------------------------
                                                    Employee
                                                   Termination Plant/Office     Asset        Other
                                                    Benefits     Closures    Write-downs     Costs      Total
                                                   ----------- ------------  -----------     -----      -----
Restructuring provisions recorded in 1995 .....       $ 74.3      $13.4        $ 18.6       $ 23.5      $129.8
Cash payments during 1995 .....................        (13.0)      (3.5)           --         (3.1)      (19.6)
Noncash activity ..............................           --         --          (4.3)        (1.5)       (5.8)
                                                      ------      -----        ------       ------      ------
  Restructuring reserve at December 31, 1995 ..       $ 61.3      $ 9.9        $ 14.3       $ 18.9      $104.4

Restructuring provisions recorded in 1996 .....         69.3        6.1            --           --        75.4
Cash payments during 1996 .....................        (57.8)       (.6)           --        (16.0)      (74.4)
Noncash activity ..............................           --         --         (14.3)          --       (14.3)
                                                      ------      -----        ------       ------      ------
  Restructuring reserve at December 31, 1996 ..       $ 72.8      $15.4        $   --       $  2.9      $ 91.1
                                                      ======      =====        ======       ======      ======
--------------------------------------------------------------------------------------------------------------



Employee termination benefits primarily represent severance pay and other benefits (including benefits under long-term incentive programs paid over time) associated with the elimination of approximately 1,300 positions worldwide, with more than 60% of the eliminated positions coming from worldwide corporate staff functions and the restructuring of Grace's worldwide packaging operations. Through December 31, 1996, approximately 800 positions had been eliminated worldwide.

ASSET IMPAIRMENTS
During 1996 and 1995, Grace determined that, due to various events and changes in circumstances (including the worldwide restructuring programs described above), certain long-lived assets and related goodwill were impaired. As a result, in the fourth quarters of 1996 and 1995, Grace recorded noncash pretax charges of $32.1 and $39.2, respectively ($20.9 and $26.6 after-tax, respectively), the majority of which related to assets that will continue to be held and used in Grace's packaging and specialty chemicals businesses. The components of the 1996 and 1995 charges were (a) goodwill and other intangibles of $11.1 and $4.7, respectively; (b) properties and equipment of $9.0 and $20.0, respectively; (c) long-term investments of $6.7 and $8.6, respectively; and (d) other assets of $5.3 and $5.9, respectively. Grace determined the amounts of the charges based on various valuation techniques, including discounted cash flow, replacement cost and net realizable value for assets to be disposed of, as prescribed by SFAS No. 121.

-------------------------------------------------------------------------------

5.  INCOME TAXES
===============================================================================

Grace applies SFAS No. 109, "Accounting for Income Taxes," which specifies an asset and liability approach requiring the recognition of deferred tax assets and liabilities with respect to the expected future tax consequences of events that have been recorded in the Consolidated Financial Statements and tax returns. If it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is provided against such deferred tax assets.
     The components of income/(loss) from continuing operations before income taxes and the related provision for/(benefit from) income taxes are as follows:



----------------------------------------------------------------------------------------------
CONTINUING OPERATIONS                                            1996        1995         1994
----------------------------------------------------------------------------------------------
Income/(loss) from continuing operations before income taxes:
   Domestic .................................................  $101.5     $(401.1)    $(174.4)
   Foreign ..................................................   247.1       117.0        96.7
                                                               ------     -------     --------
                                                               $348.6     $(284.1)    $ (77.7)
                                                               ======     =======     =======

Provision for/(benefit from) income taxes:
   Federal - current ........................................  $  7.6     $  37.8     $ (77.2)
   Federal - deferred .......................................    35.1      (154.3)       (7.2)
   State and local - current ................................     1.4         1.5         2.3
   Foreign - current ........................................    54.3        61.4        44.6
   Foreign - deferred .......................................    36.4       (50.9)       (5.1)
                                                               ------     -------      -------
                                                               $134.8     $(104.5)    $ (42.6)
                                                               ======     =======      =======
----------------------------------------------------------------------------------------------

The components of income/(loss) from consolidated operations before income taxes and the related provision for/(benefit from) income taxes are as follows:



-----------------------------------------------------------------------------------------------
CONSOLIDATED OPERATIONS                                              1996        1995      1994
-----------------------------------------------------------------------------------------------
Income/(loss) from consolidated operations before income taxes:
   Domestic ...................................................  $2,847.1     $(480.5)   $ 44.3
   Foreign ....................................................     259.4        72.7      94.8
                                                                 --------     -------    ------
                                                                 $3,106.5     $(407.8)   $139.1
                                                                 ========     =======    ======
Provision for/(benefit from) income taxes:
   Federal - current ..........................................  $   75.6     $ 105.6    $ 25.3
   Federal - deferred .........................................      57.0      (226.3)    (34.8)
   State and local - current ..................................      18.9        21.7      21.8
   Foreign - current ..........................................      60.9        68.5      49.1
   Foreign - deferred .........................................      36.4       (51.4)     (5.6)
                                                                 --------     -------    ------
                                                                 $  248.8     $ (81.9)   $ 55.8
                                                                 ========     =======    ======
-----------------------------------------------------------------------------------------------



At December 31, 1996 and 1995, deferred tax assets and liabilities consisted of the following items:

-----------------------------------------------------------------------
NET DEFERRED TAX ASSETS                                    1996    1995
-----------------------------------------------------------------------
Provision relating to asbestos-related expenses, net ..  $240.4  $219.4
Reserves not yet deductible for tax purposes ..........   167.8   223.6
Research and development expenses .....................   102.7   115.8
Postretirement benefits other than pensions ...........    95.2    88.9
State deferred taxes ..................................    70.1    70.1
Foreign net operating loss carryforwards ..............    37.0    47.1
Pension and insurance reserves ........................    31.9    35.2
Tax credit carryforwards ..............................    31.9    27.2
Capitalized inventory costs and inventory reserves ....    11.0    11.9
Other .................................................    39.8    43.9
                                                         ------  ------
  Total deferred tax assets ...........................   827.8   883.1
                                                         ======  ======
Depreciation and amortization .........................   154.0   112.6
Prepaid pension cost ..................................    76.8   104.8
Other .................................................    75.0    20.1
                                                         ------  ------
  Total deferred tax liabilities ......................   305.8   237.5
                                                         ======  ======

Valuation allowance for deferred tax assets ...........    72.4    97.7
                                                         ------  ------
  Net deferred tax assets .............................  $449.6  $547.9
                                                         ======  ======
-----------------------------------------------------------------------



The valuation allowance shown above arises from uncertainty as to the realization of certain deferred tax assets, primarily state and local net operating loss carryforwards and net deferred tax assets. Tax planning strategies during 1996 enabled Grace to reverse the valuation allowance on tax credit carryforwards during the year. Based upon anticipated future results, Grace has concluded that it is more likely than not that the remaining balance of the net deferred tax assets, after consideration of the valuation allowance, will be realized.
     At December 31, 1996, there were $31.9 of tax credit carryforwards with expiration dates through 2001. Additionally, there were foreign net operating loss carryforwards with a tax benefit of $37.0 having various expiration dates.
     The U.S. federal corporate tax rate reconciles to the effective tax rate for continuing operations as follows:



------------------------------------------------------------------------------------------------------
                                                                                1996     1995     1994
------------------------------------------------------------------------------------------------------
U.S. federal corporate tax rate .............................................   35.0%   (35.0)%  (35.0)%
Increase/(decrease) in tax rate resulting from:
 Nontaxable income/nondeductible expenses ...................................   (1.6)     (.7)    (1.4)
 Basis difference on sale of investment .....................................     --       --    (10.5)
 U.S. state and local income taxes, net of U.S. federal income tax benefit ..     .4       .2      1.5
 U.S. and foreign taxes on foreign operations ...............................    4.8      9.8       .3
 General business credits ...................................................     --      (.5)    (9.1)
 Valuation allowance for deferred tax assets ................................     --    (14.4)      --
 Other, net .................................................................     .1      3.8      (.6)
                                                                               -----  -------  -------
Effective tax rate ..........................................................   38.7%   (36.8)%  (54.8)%
                                                                               =====  =======  =======
------------------------------------------------------------------------------------------------------

U.S. state and local and foreign taxes have not been provided on approximately $236.4 of undistributed earnings of certain foreign subsidiaries, as such earnings are expected to be retained indefinitely by such subsidiaries for reinvestment. The distribution of these earnings would result in additional foreign withholding taxes of approximately $22.5 and additional U.S. federal income taxes to the extent they are not offset by foreign tax credits. It is not practicable to estimate the total tax liability that would be incurred upon such a distribution.

-------------------------------------------------------------------------------

6.  DISCONTINUED OPERATIONS
===============================================================================

HEALTH CARE

NMC
As discussed in Note 1, Grace New York completed the distribution of the Company's common stock and the combination of NMC with the worldwide dialysis business of Fresenius in September 1996. Prior to the completion of these transactions, Grace received a tax-free distribution from NMC of approximately $2,300 (consisting of cash and the assumption of debt). As part of these transactions, for each Grace New York common share outstanding at the close of trading on September 27, 1996, Grace New York shareholders received one share of a new class of Grace New York preferred stock and 1.04909 American Depositary Shares (ADS), each representing one-third of an ordinary share of FMC (which ADSs collectively represent approximately 44.8% of FMC's common equity).
     The distribution of approximately $2,300, along with the 44.8% common equity interest in FMC, valued at approximately $2,200 (based upon the number of ADSs and their initial price per share on September 30, 1996), resulted in a transaction valued at approximately $4,500. That amount, less Grace New York's investment in NMC and transaction costs, resulted in a tax-free gain to Grace of approximately $2,500, in discontinued operations. The 44.8% common equity interest in FMC is reflected as a dividend of approximately $2,200 within the Consolidated Statement of Shareholders' Equity.
     In connection with these transactions, NMC borrowed approximately $2,500 under a stand-alone credit agreement, primarily to fund the distribution to Grace. Grace guaranteed $950.0 of this borrowing, but the guarantee was released as to $800.0 in November 1996 and the balance in December 1996.
     Under the terms of the transactions, NMC will remain responsible for all liabilities, if any, resulting from the previously reported investigation by the Office of the Inspector General (OIG) of the U.S. Department of Health and Human Services and certain related matters. In July 1996, an agreement was entered into with the U.S. government under which, subject to certain conditions and limitations, (a) FMC and Grace New York guaranteed the payment of the obligations, if any, of NMC to the U.S. government in respect of the OIG investigation and another proceeding; (b) Grace guaranteed the obligations of FMC under the foregoing guarantee with respect to acts and transactions that took place prior to the consummation of the transaction (but only if such obligations become due and payable and remain uncollected for 120 days); and
(c) NMC delivered a standby letter of credit in the principal amount of $150.0 in favor of the U.S. government to support its payment of such obligations.
     See Notes 7 and 20 to the consolidated financial statements included in the Prospectus, and "Business of Fresenius Medical Care -- Regulatory and Legal Matters -- Legal and Regulatory Proceedings -- OIG Investigation" and "-- OIG Agreements" in the Joint Proxy Statement-Prospectus, for additional information.

Amicon
On December 31, 1996, Grace completed the sale of Amicon, resulting in a pretax gain of $70.4 and an after-tax gain of $40.0 ($0.44 per common share of the Company). The sale price was $125.0 (inclusive of debt assumed), subject to a post-closing working capital adjustment; $6.5 was paid at closing and the balance was paid in January 1997.

COCOA
Grace's cocoa business was classified as a discontinued operation in 1993. During the fourth quarter of 1995, Grace revised the divestment plan for the business. The revised plan focused on the improvement of operating cash flow through the adoption of new strategies and a new global organizational structure, while better positioning the business for outright sale. As a result of this revised divestment plan, Grace recorded an additional provision of $151.3 (net of an applicable tax effect of $48.7) related to the cocoa business and other remaining discontinued operations. In December 1996, Grace announced that it had entered into a definitive agreement to sell the cocoa business to Archer-Daniels-Midland Company. As a result, in the fourth quarter of 1996, Grace reassessed its estimated loss on the divestment of the business and reversed previously recorded provisions of $31.9 (net of an applicable tax effect of $18.1), within income from discontinued operations. The divestment of the cocoa business was completed in February 1997 with Grace receiving $470.0 (inclusive of debt assumed by the buyer), subject to adjustment.

OTHER
In the fourth quarter of 1996, Grace classified its thermal and emission control systems business (TEC Systems) as a discontinued operation. In connection with classifying TEC Systems as a discontinued operation, Grace recorded a provision of $4.6 (net of an applicable tax benefit of $2.4) related to TEC Systems' anticipated net operating results through the expected date of divestment, as well as the loss anticipated on the divestment.

     In May 1996, Grace completed the sale of the transgenic plant business of its Agracetus subsidiary to the Monsanto Company for $150.0, resulting in a pretax gain of $129.0 ($79.4 after-tax, or $0.86 per common share of the Company). Additionally, in March 1996, Grace sold its microwave business for gross proceeds of $3.9.

     In February 1995, Grace sold its composite materials business for gross proceeds of $3.0. During 1994, Grace sold its battery separators business and a portion of its engineered materials and systems businesses for gross proceeds of $316.2, approximating prior estimates. Grace also sold its animal genetics and Caribbean fertilizer operations in 1994 for proceeds of $44.1.
In 1994, Grace also sold substantially all of its interests in Colowyo Coal Company (Colowyo) for proceeds of $218.3, including $192.8 of proceeds from a nonrecourse financing secured by a portion of the revenues from certain long-term coal contracts. Grace retained a limited partnership interest in Colowyo, entitling it to share in the revenues from these coal contracts.
     These businesses were classified as discontinued operations in 1993 (other than TEC Systems in 1996 and Colowyo in 1992).

RESULTS OF DISCONTINUED OPERATIONS
Losses from Grace's discontinued operations (other than its discontinued health care operations and TEC Systems), subsequent to their classification as such were $11.6 in 1996, $45.2 in 1995 and $14.2 in 1994. These amounts have been charged against established reserves as adjusted in 1996 and 1995. Results of Grace's discontinued operations that have not been charged against previously established reserves are as follows:


------------------------------------------------------------------------------------------------------------------------
                                                                                            1996        1995       1994
------------------------------------------------------------------------------------------------------------------------
HEALTH CARE (THROUGH 1996 THIRD QUARTER)
Sales and revenues ...................................................................  $1,666.9    $2,076.8    $1,875.1
                                                                                        --------    --------    --------
Income from operations before taxes(1) ...............................................  $   60.3    $  104.6    $  227.1
Income tax provision .................................................................      35.5        82.6       102.4
                                                                                        --------    --------    --------
    Income from discontinued health care operations ..................................  $   24.8    $   22.0    $  124.7
                                                                                        --------    --------    --------

TEC SYSTEMS (PRIOR TO CLASSIFICATION AS A DISCONTINUED OPERATION AT DECEMBER 31, 1996)
Sales and revenues ...................................................................  $  102.5    $  112.9    $   89.7
                                                                                        --------    --------    --------
Loss from operations before taxes ....................................................  $  (18.5)   $  (28.3)   $  (10.3)
Income tax benefit ...................................................................      (7.2)      (11.3)       (4.0)
                                                                                        --------    --------    --------
    Loss from discontinued TEC Systems operations ....................................  $  (11.3)   $  (17.0)   $   (6.3)
                                                                                        --------    --------    --------

    Total operating results ..........................................................  $   13.5    $    5.0    $  118.4

GAIN/(NET LOSS) ON DISPOSITIONS OF BUSINESSES ........................................   2,716.1      (200.0)         --
PROVISION FOR/(BENEFIT FROM) INCOME TAXES ON DISPOSITIONS OF BUSINESSES ..............      85.7       (48.7)         --
                                                                                        --------    --------    --------

    TOTAL INCOME/(LOSS) FROM DISCONTINUED OPERATIONS .................................  $2,643.9    $ (146.3)   $  118.4
                                                                                        ========    ========    ========
------------------------------------------------------------------------------------------------------------------------

(1) Reflects an allocation of interest expense based on the ratio of the net assets of the health care businesses as compared to Grace's total capital. The above operating results include interest expense allocations of $76.3, $93.5 and $60.4 for 1996, 1995 and 1994,
     respectively.

For financial reporting purposes, the assets, liabilities, results of operations and cash flows of Grace Cocoa Associates, L.P. (LP) are included in the Consolidated Financial Statements as a component of discontinued operations, and the outside investors' former interests in LP (at December 31, 1995) are reflected as a minority interest in the Consolidated Balance Sheet. Grace purchased the minority interest during the fourth quarter of 1996 in anticipation of the sale of the cocoa business.
     The net assets of Grace's remaining discontinued operations (excluding intercompany assets) at December 31, 1996 are as follows:


-----------------------------------------------------------------------------
                                                         COCOA  OTHER   TOTAL
-----------------------------------------------------------------------------
Current assets .......................................  $312.3  $48.2  $360.5
Properties and equipment, net ........................   185.8   21.4   207.2
Investments in and advances to affiliated companies ..      --   12.1    12.1
Other assets .........................................    59.2    5.9    65.1
                                                        ------  -----  ------
   Total assets ......................................  $557.3  $87.6  $644.9
                                                        ------  -----  ------

Current liabilities ..................................  $241.3  $21.5  $262.8
Other liabilities ....................................    81.1    3.6    84.7
                                                        ------  -----  ------
   Total liabilities .................................  $322.4  $25.1  $347.5
                                                        ------  -----  ------
   Net assets ........................................  $234.9  $62.5  $297.4
                                                        ======  =====  ======
-----------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------

7.  OTHER BALANCE SHEET ITEMS
================================================================================================================
                                                                                                    1996    1995
----------------------------------------------------------------------------------------------------------------
NOTES AND ACCOUNTS RECEIVABLE, NET
Trade receivables, less allowances of $11.3 (1995 - $12.8) .....................................  $501.7  $488.5
Notes receivable from dispositions of businesses ...............................................   215.6      --
Asbestos-related insurance receivable - current ................................................    35.0      --
Notes receivable from insurance carriers - current, net of discounts of $2.5 (1995 - $4.3) .....    17.2    62.0
Other receivables, less allowances of $.2 (1995 - $.1) .........................................    61.9    46.3
                                                                                                  ------  ------
                                                                                                  $831.4  $596.8
                                                                                                  ======  ======

----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
INVENTORIES
Raw and packaging materials ....................................................................  $100.9  $137.1
In process .....................................................................................    67.6    78.0
Finished products ..............................................................................   179.0   248.6
General merchandise ............................................................................    73.4    76.6
Less: Adjustment of certain inventories to a last-in/first-out (LIFO) basis ....................   (44.8)  (48.4)
                                                                                                  ------  ------
                                                                                                  $376.1  $491.9
                                                                                                  ======  ======
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
OTHER ASSETS
Prepaid pension costs ..........................................................................  $275.1  $245.8
Long-term receivables, less allowances of $42.7 (1995 - $24.7) .................................   152.9   146.5
Deferred charges ...............................................................................   102.4   106.9
Long-term investments ..........................................................................    57.4    69.4
Notes receivable from insurance carriers - noncurrent, net of discounts of $4.9 (1995 - $7.3) ..    31.3    56.4
Patents and licenses ...........................................................................    15.8    34.0
Investments in and advances to affiliated companies ............................................     9.5    17.4
Other ..........................................................................................     9.1    11.9
                                                                                                  ------  ------
                                                                                                  $653.5  $688.3
                                                                                                  ======  ======
----------------------------------------------------------------------------------------------------------------



In 1995, Grace entered into agreements to sell up to $300.0 of interests in designated pools of trade receivables ($180.0 pertaining to NMC). At December 31, 1995, $295.8 had been received pursuant to such sales ($179.8 pertaining to NMC); these amounts were reflected as reductions to trade accounts receivable. Under the terms of these agreements, new interests in trade receivables were sold as collections reduced previously sold trade receivables. While only interests in designated pools of trade receivables were sold, the entire designated pools were available as the sole recourse with respect to the interests sold. There was no further recourse to Grace, nor was Grace required to repurchase any of the trade receivables in the pools. The costs related to such sales were expensed as incurred and recorded as interest expense and related financing costs. There were no gains or losses on these transactions. These agreements were terminated as to Grace in connection with the NMC transaction discussed in Note 6.
     Inventories valued at LIFO cost comprised 26.6% and 21.6% of total inventories at December 31, 1996 and 1995, respectively. The liquidation of prior years' LIFO inventory layers in 1996, 1995 and 1994 did not materially affect the cost of goods sold in any of these years.

-------------------------------------------------------------------------

8.  PROPERTIES AND EQUIPMENT
=========================================================================
                                                  1996       1995
-------------------------------------------------------------------------
Land .......................................  $    51.5  $    44.1
Buildings ..................................      622.6      595.5
Machinery, equipment and other .............    2,088.1    1,967.1
Projects under construction ................      545.7      548.2
                                              ---------  ---------
 Properties and equipment, gross ...........    3,307.9    3,154.9
Accumulated depreciation and amortization ..   (1,436.6)  (1,418.8)
                                              ---------  ---------
 Properties and equipment, net .............  $ 1,871.3  $ 1,736.1
                                              =========  =========
-------------------------------------------------------------------------


Interest costs are incurred in connection with the financing of certain assets prior to placing them in service. Interest costs capitalized in 1996, 1995 and 1994 were $23.5, $21.3 and $9.4, respectively.
     Depreciation and lease amortization expense relating to properties and equipment amounted to $179.7, $179.5 and $157.9 in 1996, 1995 and 1994,
respectively.
     Grace's rental expense for operating leases amounted to $25.6, $25.7 and $28.8 in 1996, 1995 and 1994, respectively. See Note 11 for information regarding contingent rentals.

     At December 31, 1996, minimum future payments for operating leases are:

--------------------------------------------------------------------------------

                    1997 ..........................  $ 26.3
                    1998 ..........................    22.3
                    1999 ..........................    18.8
                    2000 ..........................    17.1
                    2001 ..........................    11.4
                    Later years ...................    20.8
                                                     ------
                    Total minimum lease payments ..  $116.7
                                                     ======

--------------------------------------------------------------------------------

The above minimum lease payments reflect anticipated sublease income of $12.3 per year for 1997 through 2001 and a total of $17.5 in later years.

------------------------------------------------------------------------------------------------------------------------------------

9.  DEBT
====================================================================================================================================
                                                                                                                     1996      1995

------------------------------------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT
Bank borrowings (6.1% and 6.2% weighted average interest rates at year-end 1996 and 1995, respectively) (1) ...  $  178.7  $  295.3
Current maturities of long-term debt ..........................................................................     105.5      22.2
Other short-term borrowings (2) ...............................................................................      31.0     320.8
                                                                                                                 --------  --------
                                                                                                                 $  315.2  $  638.3
                                                                                                                 ========  ========
LONG-TERM DEBT
Commercial paper (5.8% and 6.2% weighted average interest rates at year-end 1996 and 1995, respectively) (1) ..  $   77.8  $   45.7
Bank borrowings (6.1% and 6.2% weighted average interest rates at year-end 1996 and 1995, respectively) (1) ...     272.2     304.3
8.0% Notes Due 2004 (3) .......................................................................................     276.0     300.0
7.4% Notes Due 2000 (3) .......................................................................................     248.7     287.0
7.75% Notes Due 2002 (3) ......................................................................................     119.0     131.0
Term Loan Agreement (6.3% weighted average interest rate at year-end 1996 and 1995) (4) .......................        --      30.0
Medium-Term Notes, Series A (6.9% weighted average interest rate at year-end 1996 and 1995) (5) ...............     113.5     128.5
Sundry indebtedness with various maturities through 2002 ......................................................      71.3      91.2
                                                                                                                 --------  --------
                                                                                                                  1,178.5   1,317.7
Less current maturities of long-term debt .....................................................................     105.5      22.2
                                                                                                                 --------  --------
                                                                                                                 $1,073.0  $1,295.5
                                                                                                                 ========  ========

Full-year weighted average interest rate on total debt (6) ....................................................      7.3%      7.8%

------------------------------------------------------------------------------------------------------------------------------------


(1) Under bank revolving credit agreements in effect at year-end 1996, Grace may borrow up to $1,000.0 at interest rates based upon the prevailing prime, federal funds and/or Eurodollar rates. Of that amount, $650.0 is available under short-term facilities expiring on May 16, 1997, unless extended, and $350.0 is available under a long-term facility expiring in September 1999. These agreements also support the issuance of commercial paper and bank borrowings, $528.7 of which was outstanding at December 31, 1996 (included in both short-term debt and long-term debt above). At December 31, 1996, the aggregate amount of net unused and unreserved borrowings under short-term and long-term facilities was $471.3. Grace's ability to borrow under its existing facilities is subject to compliance with various covenants, including covenants requiring maintenance of total debt to total capitalization and interest coverage ratios.
(2) Represents borrowings under various lines of credit and other miscellaneous borrowings, primarily of non-U.S. subsidiaries.
(3) During the third quarter of 1994, Grace sold $300.0 of 8.0% notes due 2004 at an initial public offering price of 99.794% of par, to yield 8.03%. During the first quarter of 1993, Grace sold at par $300.0 of 7.4% notes due 2000. During 1992, Grace sold at par $150.0 of 7.75% notes due 2002. Interest on all three series of notes is payable semiannually, and the notes may not be redeemed prior to maturity; however, Grace has repurchased notes from time to time in response to unsolicited offers.
(4) During the second quarter of 1995, Grace entered into a three-year term loan agreement maturing on April 24, 1998. The agreement provided for interest at a Eurodollar floating rate, payable semiannually. Grace's borrowings under this agreement were repaid in October 1996 with proceeds from the NMC transaction discussed in Note 6, and the agreement was terminated.
(5) The Medium-Term Notes (MTNs) bear interest at either fixed or floating rates and have maturity dates through July 19, 1999. Interest on each fixed-rate MTN is payable semiannually, and interest on each floating-rate MTN is payable either monthly or quarterly, depending on the issue.
(6) Computation includes interest expense allocated to discontinued operations.

Scheduled maturities of long-term debt outstanding at December 31, 1996 are:
1997 - $105.5; 1998 - $9.0; 1999 - $350.5;  2000 - $316.9; 2001 - $.5; and
thereafter - $396.1. Payment of a majority of Grace's borrowings may be accelerated, and its principal borrowing agreements terminated, upon the occurrence of a default under other Grace borrowings.
     Total interest expense and financing costs, including amounts allocated to discontinued operations, were $147.9 for 1996, $164.8 for 1995 and $109.9 for 1994. Including amounts allocated to discontinued operations, interest payments made in 1996, 1995 and 1994, excluding related financing costs, amounted to $154.4, $183.1 and $101.8, respectively.

--------------------------------------------------------------------------------

10. FINANCIAL INSTRUMENTS
================================================================================

DEBT AND INTEREST RATE SWAP AGREEMENTS
Grace's debt and interest rate management objective is to reduce the cost of borrowing over the long term. This debt management strategy emphasizes maintaining borrowing liquidity by developing and maintaining access to a variety of long-term and short-term capital markets. Grace's interest rate profile is managed separately by using interest rate swap agreements to modify the rate profile of the underlying debt. Most of Grace's interest rate swap agreements currently have the effect of converting fixed-rate term debt into variable-rate debt based on LIBOR. Grace enters into only standard swap agreements that have readily quantifiable impacts on interest cost and are characterized by broad market liquidity. The maturities and notional amounts of interest rate swap agreements generally match the underlying debt, resulting in changes in the fair value of these interest rate swap agreements being substantially offset by changes in the fair value of the debt. Grace does not use derivative financial instruments (interest rate or foreign currency) for trading purposes and is not a party to leveraged instruments.
     At December 31, 1996 and 1995, the notional amounts of interest rate swap agreements that convert fixed-rate debt to variable-rate were $505.5 and $1,157.5, respectively, and the notional amounts of interest rate swap agreements that convert variable-rate debt to fixed-rate were $36.0 and $626.0, respectively. Notional amounts are used in calculating the amounts paid or received under interest rate swap agreements but do not represent assets or liabilities of Grace or provide a meaningful estimate of risk.
     During 1996 and 1995, Grace realized negative cash flows from interest rate swap agreements of $13.5 and $16.5, respectively. In addition, interest expense was reduced by $8.9 and $11.1 in 1996 and 1995, respectively, due to the amortization of deferred gains on interest rate agreements. Unamortized net gains as of December 31, 1996 and 1995 were $22.8 and $31.7, respectively.

FAIR VALUE OF INTEREST RATE SWAP AGREEMENTS, DEBT AND OTHER FINANCIAL
INSTRUMENTS
At December 31, 1996 and 1995, Grace would have been required to pay net amounts of $34.7 and $32.5, respectively, to terminate its interest rate swap agreements. At those dates, the fair values of Grace's long-term debt were $1,207.1 and $1,361.1, respectively (as compared to recorded values of $1,178.5 and $1,317.7, respectively). Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies. At December 31, 1996 and 1995, the recorded values of other financial instruments such as cash, short-term investments, trade receivables and payables and short-term debt approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.

FOREIGN CURRENCY CONTRACTS
Grace conducts business in a wide variety of currencies and consequently enters into foreign exchange forward and option contracts to manage its exposure to fluctuations in foreign currency exchange rates. These contracts generally involve the exchange of one currency for another at a future date. At December 31, 1996 and 1995, Grace had notional amounts of approximately $50.2 and $45.5, respectively, in contracts to buy or sell foreign currencies in the future.

CREDIT RISK
Grace is exposed to credit risk to the extent of potential nonperformance by counterparties to financial instruments. The counterparties to Grace's interest rate swap agreements and foreign exchange contracts comprise a diversified group of major financial institutions, all of which are rated investment grade. Credit risk is further reduced by bilateral netting agreements between Grace and its counterparties. At December 31, 1996, Grace's credit exposure was not significant and was limited to the fair values of these instruments; Grace believes the risk of incurring losses due to credit risk is remote.

MARKET RISK
Exposure to market risk on financial instruments results from fluctuations in interest and currency rates during the periods in which the contracts are outstanding. The mark-to-market valuations of interest rate and foreign exchange agreements and associated underlying exposures are closely monitored at all times. Grace uses portfolio sensitivities and stress tests to monitor risk. Overall financial strategies and the effects of using derivatives are reviewed periodically.

--------------------------------------------------------------------------------

11.  COMMITMENTS AND CONTINGENT LIABILITIES
================================================================================

ENVIRONMENTAL
     Grace is subject to loss contingencies resulting from environmental laws and regulations. Grace accrues for anticipated costs associated with investigatory and remediation efforts where an assessment has indicated that a loss is probable and can be reasonably estimated. These accruals do not take into account any discounting for the time value of money. At December 31, 1996, Grace's liability for environmental investigatory and remediation costs related to continuing and discontinued operations totaled $256.4, as compared to $280.3 at December 31, 1995. These amounts reflect provisions of $77.0 ($50.0 after-tax) recorded in the fourth quarter of 1995 and $40.0 ($26.0 after-tax) recorded in the first quarter of 1994, which are reflected in the Consolidated Statement of Operations as part of cost of goods sold and operating expenses. The 1995 provision related principally to increased cost estimates associated with five former manufacturing sites. Grace is in litigation with certain excess insurance carriers regarding the applicability of the carriers' policies to environmental remediation costs; given the uncertainties inherent in this litigation, Grace has not recorded a receivable with respect to such insurance coverage (except in one instance where a settlement with a carrier has been reached).
     Grace made cash payments of $20.3 in 1996, $31.3 in 1995 and $30.8 in 1994 to remediate environmentally impaired sites. These amounts have been charged against previously established reserves. Grace's environmental liabilities are reassessed whenever circumstances become better defined and/or remediation efforts and their costs can be better estimated. These liabilities are currently evaluated quarterly, based on available information, including the progress of remedial investigation at each site, the current status of discussions with regulatory authorities regarding the method and extent of remediation at each site and the apportionment of costs among potentially responsible parties. As some of these issues are decided (the outcomes of which are subject to uncertainties) and/or new sites are assessed and costs can be reasonably estimated, Grace will continue to review and analyze the need for adjustments to the recorded accruals. However, Grace believes that it is adequately reserved for all probable and estimable environmental exposures. Grace's classification of its environmental reserves between current and noncurrent liabilities is considered appropriate in relation to expected future cash outlays.

CONTINGENT RENTALS
     Grace is the named tenant or guarantor with respect to leases entered into by previously divested businesses. These leases, some of which extend through the year 2017, have future minimum lease payments aggregating $203.1, offset by $201.8 of anticipated future minimum rental income from existing tenants and subtenants. In addition, Grace is liable for other expenses (primarily property taxes) relating to the above leases; these expenses are paid by tenants and subtenants. Grace believes that the risk of significant loss from these lease obligations is remote. However, a significant portion of the rental income and other expenses is payable by tenants and subtenants that have filed for bankruptcy protection or are otherwise experiencing financial difficulties. Further, Grace may incur losses as a result of unforeseen developments that can not be reasonably estimated.

--------------------------------------------------------------------------------

12.  MINORITY INTEREST
================================================================================

Minority interest in the Consolidated Financial Statements as of December 31, 1995 consisted of a limited partnership interest in LP (see Note 6). Four Grace entities served as general partners of LP, and its sole limited partner acquired its interest in exchange for a $300.0 cash capital contribution ($297.0 of which was funded by outside investors). In November 1996, Grace purchased the limited partnership interest. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of LP were included in Grace's Consolidated Financial Statements as a component of discontinued operations and the limited partnership interest was reflected as a minority interest. At December 31, 1995, the assets of LP consisted of Grace's worldwide cocoa business and long-term notes and demand notes due from or guaranteed by Grace. Grace sold its cocoa business in February 1997.

--------------------------------------------------------------------------------

13.  SHAREHOLDERS' EQUITY
================================================================================

Under its Certificate of Incorporation, the Company is authorized to issue 300,000,000 shares of common stock, $.01 par value. Of the common stock unissued at December 31, 1996, approximately 13,190,000 shares were reserved for issuance pursuant to stock options and other stock incentives. The Certificate of Incorporation also authorizes 53,000,000 shares of preferred stock, $.01 par value, none of which has been issued. 3,000,000 of such shares have been designated Series A Junior Participating Preferred Stock and are reserved for issuance in connection with the Company's Preferred Stock Purchase Rights (Rights). A Right trades together with each outstanding share of common stock and entitles the holder to purchase one hundredth of a share of Series A Junior Participating Preferred Stock under certain circumstances and subject to certain conditions. The Rights are not and will not become exercisable unless and until certain events occur, and at no time will the Rights have any voting power.
     Grace New York initiated a share repurchase program in April 1996. Through September 27, 1996, Grace New York acquired 9,864,800 shares of its common stock under this program for $727.1, or an average price of approximately $73.70 per share. From September 28, 1996 (see Note 1) through December 31, 1996, the Company acquired 11,193,700 shares of its common stock for $592.2, or an average purchase price of $52.90 per share. Prior to year-end 1996, the Company retired substantially all of these shares of treasury stock using the cost method. The weighted average number of shares of common stock outstanding during 1996 was 91,976,000 (1995 - 95,822,000; 1994 - 93,936,000).
     Dividends paid on the Grace New York preferred stocks issued and outstanding prior to the NMC transaction, as discussed in Notes 1 and 6, amounted to $.4 in 1996 and $.5 in each of 1995 and 1994.

--------------------------------------------------------------------------------

14.  STOCK INCENTIVE PLANS
================================================================================

Each stock option granted under the Company's stock incentive plans has an exercise price equal to the fair market value of the Company's common stock on the date of grant. Options become exercisable at the time or times determined by the Compensation Committee of the Company's Board of Directors and may have terms of up to ten years and one month. In connection with the transactions described in Notes 1 and 6, the number of shares covered by outstanding options and the exercise prices of such options were adjusted to preserve their economic value. The following table sets forth information relating to such options, as so adjusted:


----------------------------------------------------------------------------------------------------------------------------
                                                          1996                      1995                     1994
                                              ---------------------------  ---------------------  --------------------------
                                                                  Average                Average                     Average
                                                   Number        Exercise       Number  Exercise      Number        Exercise
                                                of Shares           Price    of Shares     Price   of Shares           Price
----------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year, as adjusted ..    8,833,450          $26.06   11,819,009    $24.53  10,813,635          $23.50
Options granted ............................    1,009,818           51.47    2,645,693     30.05   2,109,692           27.23
                                              -----------                  -----------            ----------
                                                9,843,268                   14,464,702            12,923,327
Options exercised ..........................   (3,331,555)          24.56   (5,513,119)    24.67    (941,504)          18.81
Options terminated or canceled .............     (371,947)          28.21     (118,133)    27.23    (162,814)          24.05
                                              -----------                  -----------            ----------
    Balance at end of year, as adjusted ....    6,139,766           30.92    8,833,450     26.06  11,819,009           24.53
                                              ===========                  ===========            ==========
----------------------------------------------------------------------------------------------------------------------------


At December 31, 1996, options covering 3,994,828 shares (1995 - 6,477,637;
1994 - 8,746,414) were exercisable and 6,975,000 shares (1995 - 2,970,186;
1994 - 5,506,863) were available for additional grants. Currently outstanding options expire on various dates through October 2006.
     The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company continues to follow the measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and does not recognize compensation expense for its stock-based incentive plans. Had compensation cost for the Company's stock-based incentive compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share for 1996 and 1995 would have been reduced to the pro forma amounts indicated below.



--------------------------------------------------------------
                                1996     1995
--------------------------------------------------------------
Net income/(loss):
As reported ..............  $2,857.7  $(325.9)
Pro forma ................  $2,854.0  $(334.3)

Earnings/(loss) per share:
As reported ..............  $  31.06  $ (3.40)
Pro forma ................  $  31.02  $ (3.49)
--------------------------------------------------------------



These pro forma amounts may not be indicative of future pro forma income and earnings per share.
     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, with the following historical weighted average assumptions applied to grants in 1996 and 1995:

--------------------------------------------------------------
                              1996    1995
--------------------------------------------------------------
Dividend yields ...........     1%      3%
Expected volatility .......    26%     25%
Risk-free interest rates ..     6%      7%
Expected life (in years) ..     4       4
--------------------------------------------------------------

Based upon the above assumptions, the weighted-average fair value of options granted during 1996 and 1995 was $14.00 and $7.00, respectively.

--------------------------------------------------------------------------------

15.  PENSION PLANS
================================================================================

Grace maintains defined benefit pension plans covering employees of certain units who meet age and service requirements. Benefits are generally based on final average salary and years of service. Grace funds its U.S. pension plans in accordance with U.S. federal laws and regulations. Non-U.S. pension plans are funded under a variety of methods as required under differing local laws and customs and, therefore, cannot be summarized. Approximately 60% of U.S. and non-U.S. plan assets at December 31, 1996 were common stocks, with the remainder primarily fixed-income securities.

    Pension cost/(benefit) is comprised of the following components:

----------------------------------------------------------------------------------------------------------------------------------
                                                                       1996                        1995                 1994
                                                                  ------------------          -----------------    ---------------
                                                                  U.S.      Non-U.S.          U.S.     Non-U.S.    U.S.   Non-U.S.
----------------------------------------------------------------------------------------------------------------------------------
Service cost on benefits earned during the year ...........     $ 15.2      $ 10.7            $ 14.6     $10.5     $19.8     $13.4
Interest cost on benefits earned in prior years ...........       55.5        23.1              50.6      21.4      46.9      19.3
Actual (return)/loss on plan assets .......................      (98.2)      (39.1)           (132.3)    (52.0)     16.9      10.6
Deferred loss/(gain) on plan assets .......................       30.4         8.2              71.1      26.2     (84.6)    (37.4)
Amortization of net loss/(gains) and prior service costs ..         .1         (.3)              (.8)      (.8)     (7.1)     (1.6)
Net curtailment and settlement gain(1) ....................       (1.3)       (2.4)              --        --        --        --
                                                                ------      ------            ------     -----     -----     -----
    Net pension cost/(benefit) ............................     $  1.7      $  0.2            $  3.2     $ 5.3     $(8.1)    $ 4.3
                                                                ======      ======            ======     =====     =====     =====
----------------------------------------------------------------------------------------------------------------------------------


(1) As a result of selling its water treatment and process chemicals business in 1996, Grace's U.S. and non-U.S. plans recognized curtailment gains of $1.3 and $6.3, respectively.

The funded status of these plans was as follows:




-------------------------------------------------------------------------------------------------------------------------
                                                                    U.S.                              Non-U.S.
                                                     -------------------------------    ---------------------------------
                                                     ASSETS EXCEED      ACCUMULATED      ASSETS EXCEED       ACCUMULATED
                                                      ACCUMULATED         BENEFITS        ACCUMULATED          BENEFITS
                                                        BENEFITS        EXCEED ASSETS       BENEFITS        EXCEED ASSETS
-------------------------------------------------------------------------------------------------------------------------
                                                     1996       1995     1996    1995    1996      1995     1996    1995
-------------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligation:
Vested  ..........................................  $655.4     $679.6   $55.6   $52.0   $161.8    $133.5    $75.2   $67.5
                                                    ======     ======   =====   =====   ======    ======    =====   =====
Accumulated benefit obligation ...................  $659.3     $680.4   $55.7   $52.0   $162.5    $133.9    $82.8   $75.1
                                                    ======     ======   =====   =====   ======    ======    =====   =====
Total projected benefit obligation ...............  $680.8     $710.0   $57.0   $55.7   $183.2    $189.4   $103.3   $92.4
Plan assets at fair value ........................   822.2      795.8      --      --    313.4     302.5      6.1     7.3
                                                    ------     ------   -----   -----   ------    ------   ------   -----
Plan assets in excess of/(less than) projected
  benefit obligation .............................   141.4       85.8   (57.0)  (55.7)   130.2     113.1    (97.2)  (85.1)
Unamortized net (gain)/loss at initial adoption ..   (60.4)     (73.7)    4.2     4.9     (4.7)     (6.3)     3.8     4.5
Unamortized prior service cost ...................    34.3       41.7    13.7    16.3      4.1       3.6       --      --
Unrecognized net loss/(gain) .....................    47.5       97.6     8.9     8.6    (17.3)    (16.0)    15.0    (3.2)
                                                    ------     ------   -----   -----   ------    ------   ------   -----
  Prepaid/(accrued) pension cost .................  $162.8     $151.4  $(30.2) $(25.9)  $112.3     $94.4   $(78.4) $(83.8)
                                                    ======     ======  ======  ======   ======     =====   ======  ======
-------------------------------------------------------------------------------------------------------------------------

The following significant assumptions were used in 1996, 1995 and 1994:

-------------------------------------------------------------------------------------------------------------------------
                                                                1996                 1995                       1994
                                                        -------------------   ------------------     --------------------
                                                        U.S.      Non-U.S.    U.S.      Non-U.S.     U.S.        Non-U.S.
-------------------------------------------------------------------------------------------------------------------------
Discount rate at December 31, ......                    8.0%   3.4 -  8.7%    7.3%   5.1 - 11.6%     8.5%      5.0 - 12.0%
Expected long-term rate of return ..                    9.0    6.0 - 10.5     9.0%   6.0 - 10.5      9.0       6.0 - 10.5
Rate of compensation increase ......                    4.5    2.5 -  7.5     4.5    4.0 -  7.5      5.5       4.0 -  7.5
-------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

16.  OTHER POSTRETIREMENT BENEFIT PLANS
================================================================================

Grace provides certain other postretirement health care and life insurance benefits for retired employees of specified U.S. units. These retiree medical and life insurance plans provide various levels of benefits to employees (depending on their dates of hire) who retire from Grace after age 55 with at least 10 years of service. The plans are currently unfunded.
     Grace applies SFAS No. 106, which requires the accrual method of accounting for the future costs of postretirement health care and life insurance benefits over the employees' years of service. Grace pays the costs of postretirement benefits as they are incurred.
     Included in other liabilities as of December 31, 1996 and 1995 are the following:




----------------------------------------------------------------------------------------------
                                                                           1996          1995
----------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
   Retirees .....................................................         $199.9        $209.0
   Fully eligible participants ..................................            6.4          15.2
   Active ineligible participants ...............................           43.7          34.4
                                                                          ------        ------
                                                                           250.0         258.6
   Unrecognized net loss ........................................          (39.9)        (54.9)
   Unrecognized prior service benefit ...........................           32.8          44.3
                                                                          ------        ------
Accrued postretirement benefit obligation .......................         $242.9        $248.0
                                                                          ======        ======
----------------------------------------------------------------------------------------------

Net periodic postretirement benefit cost for 1996, 1995 and 1994 is comprised of the following components:

----------------------------------------------------------------------------------------------
                                                                          1996    1995    1994
----------------------------------------------------------------------------------------------
Service cost ....................................................       $  1.9  $  1.6  $  2.1
Interest cost on accumulated postretirement benefit obligation ..         19.0    18.3    16.2
Amortization of net loss ........................................          1.9      .2     1.2
Amortization of prior service benefit ...........................         (3.7)   (4.3)   (4.3)
Curtailment gain ................................................          (.9)     --      --
                                                                        ------  ------  ------
   Net periodic postretirement benefit cost .....................       $ 18.2  $ 15.8  $ 15.2
                                                                        ======  ======  ======
----------------------------------------------------------------------------------------------

During 1996, Grace's retiree medical plans were amended to enhance benefits to retirees effective January 1, 1997. This amendment, including a previous plan amendment, decreased the accumulated postretirement benefit obligation by $32.8 at December 31, 1996 and will be amortized over an average remaining future service life of approximately 10 years.
     Medical care cost trend rates were projected at 9.2% in 1996, declining to 6.0% through 2001 and remaining level thereafter. An increase of one percentage point in each year's assumed medical care cost trend rate, holding all other assumptions constant, would increase the annual net periodic postretirement benefit cost by $2.3 and the accumulated postretirement benefit obligation by $19.9. The discount rates at December 31, 1996, 1995 and 1994 were 8.0%, 7.3% and 8.5%, respectively.
     Effective January 1, 1994, Grace adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires accrual accounting for nonaccumulating postemployment benefits. Grace's primary postemployment obligation is for disabled workers' medical benefits; these are currently included in accrued postretirement costs under SFAS No. 106. The adoption of SFAS No. 112 did not have a material effect on Grace's results of operations or financial position.

-------------------------------------------------------------------------------

17.  GEOGRAPHIC AREA INFORMATION
===============================================================================

The table below presents information related to Grace's continuing operations by geographic region for the years 1996 -1994.


------------------------------------------------------------------------------------------------
                                                   United States         Asia    Latin
                                                    and Canada  Europe  Pacific  America   Total
------------------------------------------------------------------------------------------------
Sales and revenues ......................  1996       $1,690    $1,056   $468     $240   $3,454
                                           1995        1,735     1,120    445      253    3,553
                                           1994        1,606       939    366      218    3,129

Pretax operating income/(loss) (1) (2) ..  1996          (33)       52     53       29      101
                                           1995         (186)       44     61        9      (72)
                                           1994         (190)       69     55       20      (46)

Identifiable assets (3) .................  1996        1,963       879    505      203    3,550
                                           1995        2,132       998    411      246    3,787
                                           1994        1,879       905    308      208    3,300
------------------------------------------------------------------------------------------------

Pretax operating income and identifiable assets are reconciled below to income/(loss) from continuing operations before income taxes and total assets, respectively, as presented in the Consolidated Statement of Operations and the Consolidated Balance Sheet.


                                                                           1996    1995    1994
------------------------------------------------------------------------------------------------
Pretax operating income (1) ...........................................  $  101  $  (72) $  (46)
Gain on sales of businesses ...........................................     326      --      --
Interest expense and related financing costs (2) ......................     (72)    (71)    (50)
Corporate restructuring costs and asset impairments/other activities ..     (18)   (122)     --
Provision for corporate governance ....................................      --     (30)     --
Gain on sale of remaining interest in REG .............................      --      --      27
Other income/(expenses), net (2) ......................................      12      11      (9)
                                                                         ------  ------  ------
    Income/(loss) from continuing operations before income taxes ......  $  349  $ (284) $  (78)
                                                                         ======  ======  ======
------------------------------------------------------------------------------------------------
Identifiable assets (3) ...............................................  $3,550  $3,787  $3,300
General corporate assets (4) ..........................................   1,099     815     860
Net assets of discontinued operations .................................     297   1,759   2,071
                                                                         ------  ------  ------
    Total assets ......................................................  $4,946  $6,361  $6,231
                                                                         ======  ======  ======
------------------------------------------------------------------------------------------------


(1) Includes (a) 1996, 1995 and 1994 pretax provisions of $229, $275 and $316, respectively, relating to asbestos-related liabilities and insurance coverage (see Note 2); and (b) 1996 and 1995 pretax charges of $90 and $87, respectively, relating to restructuring costs, asset impairments and other costs (see Note 4).
(2) Corporate interest and financing costs and nonallocable expenses are not reflected in pretax operating income because significant financing decisions are centralized at the corporate level. Other income/(expenses), net includes interest income relating to the settlement of prior years' federal income tax returns of $7.5 and $9.8 in 1996 and 1995, respectively.
(3) Includes asbestos-related receivables and settlements due from insurance carriers, net of discounts, of $331 and $49, respectively, in 1996; $321 and $118, respectively, in 1995; and $513 and $187, respectively, in 1994.
(4) General corporate assets consist principally of deferred tax assets, prepaid pension costs and corporate receivables and investments. At December 31, 1996, general corporate assets include $215.6 of receivables from the sales of Amicon and Grace's water treatment and process chemicals business.

--------------------------------------------------------------------------------

18. SUBSEQUENT EVENT
================================================================================

In February 1997, Grace announced that it had entered into an agreement to sell its specialty polymers business to National Starch and Chemical Company for $147.0, subject to adjustment. The transaction is expected to be completed in the second quarter of 1997.

-------------------------------------------------------------------------------------------------

QUARTERLY SUMMARY AND STATISTICAL INFORMATION
Unaudited - dollars in millions, except per share
=================================================================================================

QUARTER ENDED                               March 31    June 30   September 30    December 31
-------------------------------------------------------------------------------------------------
1996
Sales and revenues .........................  $ 862      $ 920        $  821        $   851
Cost of goods sold and operating expenses ..    512        549           503            507
Net income/(loss) ..........................     63        334         2,518            (57)
Earnings/(loss) per share:
   Net earnings/(loss) .....................  $ .65      $3.45        $27.66        $  (.70)

Dividends declared per common share ........  $.125      $.125        $ .125        $  .125

Market price of common stock: (1)
   High ....................................  $  52 3/16 $  53 5/16   $   52        $    56 1/4
   Low .....................................     34 3/4     45 5/8        33 1/16        46 1/4
   Close ...................................     50 5/8     45 5/8        52             51 3/4

-------------------------------------------------------------------------------------------------
1995
Sales and revenues .........................  $ 830      $ 901        $  916        $   906
Cost of goods sold and operating expenses ..    482        527           542            600
Net income/(loss) ..........................     47         79            22           (474)
Earnings/(loss) per share:
   Net earnings/(loss) .....................  $ .50      $ .83        $  .22        $ (4.87)

Dividends declared per common share ........  $ .35      $ .35        $  .35        $  .125

Market price of common stock: (1)
   High ....................................  $  35 1/8  $  41 15/16  $   45 7/8    $    42 11/16
   Low .....................................     24 13/16   33 1/16       39 5/8         35 1/4
   Close ...................................     34 5/16    39 9/16       43             38 1/16
-------------------------------------------------------------------------------------------------


(1) Principal market: New York Stock Exchange. The stock prices for 1995 and the first nine months of 1996 have been adjusted so that they are on a basis comparable to the stock prices following the disposition of NMC.

--------------------------------------------------------------------------------------------------------------------

CAPITAL EXPENDITURES, NET FIXED ASSETS AND DEPRECIATION AND LEASE AMORTIZATION Dollars in millions
====================================================================================================================
                                                                                            Depreciation and
                                     Capital Expenditures (1)     Net Fixed Assets        Lease Amortization (2)
                                 ----------------------------  ----------------------  ----------------------------
                                     1996      1995      1994    1996    1995    1994      1996      1995      1994
-------------------------------------------------------------------------------------------------------------------
Operating units ...............      $397      $455      $327  $1,691  $1,565  $1,249      $164      $163      $142
General corporate .............        57        49        30     180     155     144        16        17        16
                                 --------  --------  --------  ------  ------  ------  --------  --------  --------
    Total continuing operations       454       504       357   1,871   1,720   1,393       180       180       158
Discontinued operations .......         3        34        88      --      16     337        --        --        --
                                 --------  --------  --------  ------  ------  ------  --------  --------  --------
    Total .....................      $457      $538      $445  $1,871  $1,736  $1,730      $180      $180      $158
                                 ========  ========  ========  ======  ======  ======  ========  ========  ========


GEOGRAPHIC LOCATION
United States and Canada ......      $186      $242      $200    $941    $854    $702       $82       $82       $75
Europe ........................        83       100        75     403     440     381        58        60        51
Other areas ...................       128       113        52     347     271     166        24        21        16
                                 --------  --------  --------  ------  ------  ------  --------  --------  --------
    Subtotal ..................       397       455       327   1,691   1,565   1,249       164       163       142
General corporate .............        57        49        30     180     155     144        16        17        16
                                 --------  --------  --------  ------  ------  ------  --------  --------  --------
    Total continuing operations       454       504       357   1,871   1,720   1,393       180       180       158
Discontinued operations .......         3        34        88      --      16     337        --        --        --
                                 --------  --------  --------  ------  ------  ------  --------  --------  --------
    Total .....................      $457      $538      $445  $1,871  $1,736  $1,730      $180      $180      $158
                                 ========  ========  ========  ======  ======  ======  ========  ========  ========
-------------------------------------------------------------------------------------------------------------------


(1) Excludes capital expenditures of discontinued operations subsequent to their classification as such.
(2) Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

------------------------------------------------------------------------------------------------------------------------

FINANCIAL SUMMARY (1)  Dollars in millions, except per share amounts
------------------------------------------------------------------------------------------------------------------------
                                                                          1996               1995                1994
------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS
Sales and revenues ............................................          $3,454.1           $3,552.6            $3,128.5
Cost of goods sold and operating expenses .....................           2,071.0            2,151.2             1,832.6
Depreciation and amortization .................................             184.4              186.1               164.6
Interest expense and related financing costs ..................              71.6               71.3                49.5
Research and development expenses .............................              93.9              111.6                99.6
Income/(loss) from continuing operations before income taxes                348.6             (284.1)              (77.7)
Provision for/(benefit from) income taxes .....................             134.8             (104.5)              (42.6)
Income from continuing operations before special items (2) ....             222.5              205.7               163.9
Income/(loss) from continuing operations ......................             213.8             (179.6)              (35.1)
Income/(loss) from discontinued operations (3) ................           2,643.9             (146.3)              118.4
Cumulative effect of accounting changes .......................                --                 --                  --
Net income/(loss) .............................................           2,857.7             (325.9)               83.3
------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Current assets ................................................          $1,774.9           $1,681.3            $2,228.9
Current liabilities ...........................................           1,487.1            2,214.2             2,231.5
Properties and equipment, net .................................           1,871.3            1,736.1             1,730.1
Total assets ..................................................           4,945.8            6,360.6             6,230.6
Total debt ....................................................           1,388.2            1,933.8             1,529.7
Shareholders' equity - common stock ...........................             632.4            1,224.4             1,497.1
------------------------------------------------------------------------------------------------------------------------
DATA PER COMMON SHARE
Earnings from continuing operations before special items (2) ..          $   2.41           $   2.14            $   1.74
Earnings/(loss) from continuing operations ....................              2.32              (1.87)               (.38)
Cumulative effect of accounting changes .......................                --                 --                  --
Net earnings/(loss) ...........................................             31.06              (3.40)                .88
Dividends .....................................................               .50              1.175                1.40
Book value ....................................................              8.06              12.57               15.91
Average common shares outstanding (thousands) .................            91,976             95,822              93,936
------------------------------------------------------------------------------------------------------------------------
OTHER STATISTICS
Dividends paid on common stock ................................          $   45.6           $  112.1            $  131.5
Capital expenditures ..........................................             456.6              537.6               444.6
Common shareholders of record .................................            17,415             19,496              18,501
Common stock price range (4) ..................................        56 1/4 - 33 1/16  45 7/8 - 24 13/16  29 15/16 - 23 3/16
Number of employees - continuing operations (thousands) .......              17.4               20.3                19.9


------------------------------------------------------------------------------------------------------------
FINANCIAL SUMMARY (1)  Dollars in millions, except per share amounts
                                                                                  1993                1992
------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS
Sales and revenues ............................................                 $2,824.7            $2,985.2
Cost of goods sold and operating expenses .....................                  1,692.9             1,814.0
Depreciation and amortization .................................                    153.9               164.6
Interest expense and related financing costs ..................                     43.0                49.4
Research and development expenses .............................                    100.8                99.5
Income/(loss) from continuing operations before income taxes                        44.5                91.9
Provision for/(benefit from) income taxes .....................                     16.4                84.1
Income from continuing operations before special items (2) ....                    128.1               152.8
Income/(loss) from continuing operations ......................                     28.1                 7.7
Income/(loss) from discontinued operations (3) ................                     (2.1)             (112.2)
Cumulative effect of accounting changes .......................                       --              (190.0)
Net income/(loss) .............................................                     26.0              (294.5)
-------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Current assets ................................................                 $2,077.6            $2,091.4
Current liabilities ...........................................                  1,992.6             1,639.6
Properties and equipment, net .................................                  1,454.1             1,707.9
Total assets ..................................................                  6,108.6             5,598.6
Total debt ....................................................                  1,706.1             1,819.2
Shareholders' equity - common stock ...........................                  1,510.2             1,537.5
------------------------------------------------------------------------------------------------------------
DATA PER COMMON SHARE
Earnings from continuing operations before special items (2) ..                 $   1.39            $   1.70
Earnings/(loss) from continuing operations ....................                      .30                 .08
Cumulative effect of accounting changes .......................                       --               (2.12)
Net earnings/(loss) ...........................................                      .28               (3.29)
Dividends .....................................................                     1.40                1.40
Book value ....................................................                    16.16               17.10
Average common shares outstanding (thousands) .................                   91,461              89,543
------------------------------------------------------------------------------------------------------------
OTHER STATISTICS
Dividends paid on common stock ................................                 $  127.9            $  125.4
Capital expenditures ..........................................                    309.6               398.4
Common shareholders of record .................................                   19,358              20,869
Common stock price range (4) ..................................              26 9/16 - 22 5/16        29 - 20 5/8
Number of employees - continuing operations (thousands) .......                     19.8                19.4
-----------------------------------------------------------------------------------------------------------------


(1) Certain prior-year amounts have been reclassified to conform to the 1996 presentation.
(2) Income from continuing operations before special items reconciles to income/(loss) from continuing operations as follows:

                                                              1996      1995     1994     1993     1992
                                                             -------  --------  -------  -------  -------
Income from continuing operations before special items ....   $222.5  $  205.7  $ 163.9  $ 128.1  $ 152.8
Special items (after-tax):
 Gain on sales of businesses ..............................    210.1        --       --       --       --
 Restructuring costs and asset impairments/other activities    (69.9)   (138.0)      --       --       --
 Provisions relating to asbestos-related liabilities
    and insurance coverage ................................   (148.9)   (178.7)  (200.0)  (100.0)      --
 Provision for corporate governance .......................       --     (18.6)      --       --       --
 Provisions for environmental liabilities at former
    manufacturing sites ...................................       --     (50.0)   (26.0)      --       --
 Gain on sale of remaining interest in REG ................       --        --     27.0       --       --
 Provision relating to fumed silica plant .................       --        --       --       --   (140.0)
 Postretirement benefits prior to plan amendments .........       --        --       --       --     (5.1)
                                                             -------  --------  -------  -------  -------
Income/(loss) from continuing operations ..................   $213.8  $ (179.6) $ (35.1) $  28.1  $   7.7
                                                             =======  ========  =======  =======  =======


     The special items included in the foregoing table also have been excluded in determining earnings per common share from continuing operations before special items.
(3) Comprised of income from operations of $13.5, $5.0 and $118.4 in 1996, 1995 and 1994, respectively. 1996 also includes (a) the gain of $2,603.1 on the dispositions of NMC, Amicon and Agracetus and (b) a $31.9 reversal of a previously recorded provision for Grace's cocoa business, partially offset by (c) the charge of $4.6 recorded in connection with the classification of TEC Systems as a discontinued operation. 1995 includes a provision of $151.3 relating to Grace's remaining discontinued operations, primarily Grace's cocoa business.
(4) The stock prices for 1995 - 1992 and the first nine months of 1996 have been adjusted so that they are on a basis comparable to the stock prices following the disposition of NMC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

REVIEW OF OPERATIONS
OVERVIEW

Sales and revenues decreased 3% in 1996 versus 1995, and increased 14% in 1995 over 1994. Excluding divested businesses from all periods, sales and revenues increased 3% in 1996 over 1995 and 14% in 1995 over 1994.
     Pretax income/(loss) from continuing operations was $348.6 million in 1996, $(284.1) million in 1995 and $(77.7) million in 1994. As noted in the table below, pretax income/(loss) from continuing operations for all three years was affected by various special items. Grace's 1996 pretax operating income before special items of $419.4 million increased 14% over 1995, and 1995 pretax operating income before special items of $367.4 million increased 19% over 1994. Excluding divested businesses, pretax operating income before special items increased 12% in 1996 over 1995 and 20% in 1995 over 1994.
     For all periods presented, pretax operating results have been restated to reflect the classification of certain businesses as discontinued operations.

W. R. GRACE & CO. AND SUBSIDIARIES                                                        (Dollars in millions)
PRETAX OPERATING RESULTS - CONTINUING OPERATIONS                                  1996             1995            1994
------------------------------------------------------------------------------  --------        ---------        --------
Sales and revenues, before divested businesses ...............................  $3,252.2        $ 3,150.9        $2,758.7
Sales and revenues of divested businesses (1) ................................     201.9            401.7           369.8
                                                                                --------        ---------        --------
     Sales and revenues ......................................................  $3,454.1        $ 3,552.6        $3,128.5
                                                                                ========        =========        ========

Operating income before special items and divested businesses ................  $  417.4        $   374.0        $  311.7
Operating income of divested businesses (1) ..................................       2.0             (6.6)           (1.9)
                                                                                --------        ---------        --------
     Operating income before special items (2) ...............................  $  419.4        $   367.4        $  309.8
Special items:
  Gain on sales of businesses ................................................     326.4               --              --
  Restructuring costs and asset impairments/other activities .................    (107.5)          (209.5)             --
  Provisions relating to asbestos-related liabilities and insurance coverage..    (229.1)          (275.0)         (316.0)
  Provision for corporate governance .........................................        --            (30.0)             --
  Provisions for environmental liabilities at former manufacturing sites ...          --            (77.0)          (40.0)
  Gain on sale of remaining interest in REG ..................................        --               --            27.0
                                                                                --------        ---------        --------
     Operating income/(loss) from continuing operations ......................  $  409.2        $  (224.1)       $  (19.2)
                                                                                --------        ---------        --------
Other income/(expenses) (3):
    Interest expense and related financing costs .............................     (71.6)           (71.3)          (49.5)
    Other income/(expenses), net .............................................      11.0             11.3            (9.0)
                                                                                --------        ---------        --------
     Income/(loss) from continuing operations ................................  $  348.6        $  (284.1)       $  (77.7)
                                                                                ========        =========        ========


(1) Primarily reflects Grace's water treatment and process chemicals business, divested in June 1996.
(2) Reflects the allocation of general corporate overhead, general corporate research expenses and certain other income and expense items that can be identified with continuing operations.
(3) Corporate interest and financing costs and nonallocable expenses are not reflected in pretax operating income from continuing operations because significant financing decisions are centralized at the corporate level. Other income/(expenses), net includes interest income relating to the settlement of prior years' federal income tax returns of $7.5 million in 1996 and $9.8 million in 1995.



W. R. GRACE & CO. AND SUBSIDIARIES                        (Dollars in millions)         Percentage Change
(excluding divested businesses)                       ------------------------------  ------------------------
SALES AND REVENUES                                       1996       1995     1994    '96 VS. '95  '95 vs. '94
----------------------------------------------------  ---------  --------  --------  -----------  -----------
Packaging ..........................................   $1,735.4  $1,692.1  $1,417.5      2.6 %       19.4 %
Container ..........................................      274.7     279.9     252.9     (1.9)        10.7
                                                      ---------  --------  --------

   Total Packaging .................................   $2,010.1  $1,972.0  $1,670.4      1.9         18.1
Catalysts and other silica-based products ..........      732.2     699.9     615.1      4.6         13.8
Construction .......................................      435.0     397.2     387.1      9.5          2.6
Other (1) ..........................................       74.9      81.8      86.1     (8.4)        (5.0)
                                                      ---------  --------  --------
   Sales and revenues ..............................   $3,252.2  $3,150.9  $2,758.7      3.2 %       14.2 %
                                                      =========  ========  ========

                                                       1996 AS A PERCENTAGE OF 1995              1995 as a Percentage of 1994
                                                 -----------------------------------------  ---------------------------------------
SALES AND REVENUES ESTIMATED VARIANCE ANALYSIS     VOLUME    PRICE/MIX  TRANSLATION TOTAL   Volume  Price/Mix   Translation   Total
-----------------------------------------------------------------------------------------------------------------------------------
Packaging ..................................        3.9 %      (1.0)%        (.3)%    2.6 %  10.2 %    6.0 %       3.2 %     19.4 %
Container ..................................        1.0         (.3)        (2.6)    (1.9)    4.9       .8         5.0       10.7
   Total Packaging .........................        3.4         (.9)         (.6)     1.9     9.4      5.2         3.5       18.1
Catalysts and other silica-based products ..        7.2        (1.3)        (1.3)     4.6     4.7      4.7         4.4       13.8
Construction ...............................        8.8          .9          (.2)     9.5      .4      1.1         1.1        2.6
Other (1) ..................................       (5.9)         .1         (2.6)    (8.4)   (8.2)     (.8)        4.0       (5.0)
   Sales and revenues ......................        4.7 %       (.8)%        (.7)%    3.2 %   9.7 %    1.7 %       2.8 %     14.2 %


(1) Primarily reflects Grace's specialty polymers business, which is expected to be divested in 1997.

SALES AND REVENUES

As noted in the preceding table, sales and revenues (excluding divested businesses) increased 3% in 1996 over 1995, reflecting a favorable volume variance estimated at 5% (with increased volumes in all core product lines), offset by unfavorable price/product mix and currency translation variances estimated at 1% each. The following is a discussion of the sales and revenues of Grace's product lines.

PACKAGING
---------
1996 sales increased 3% over 1995, a year in which sales increased 19% over 1994. 1996 laminate sales increased in all regions, particularly in Latin America and Asia Pacific due to market share growth, and in North America primarily due to a strong fourth quarter in the rollstock and processed and prepared foods market segments. 1996 sales growth in bags was modest overall. Sales volumes in bags increased in Latin America due to economic improvement in Argentina, increased cattle slaughter rates in Uruguay and higher per capita beef consumption in Brazil. Growth in North American bag sales, due to continued penetration of TBG (total boneguard) bags in the fresh red meat segment, was partially offset by lower volumes in the meat producing and processing industries, as higher corn prices led to reductions in beef herds, which in turn drove down volumes. Sales of bags in Asia Pacific and Europe were flat, as the negative effects of reduced beef consumption due to consumer fears associated with the outbreak of E. coli bacteria and the publicity surrounding bovine spongiform encephalopathy in the United Kingdom --- commonly referred to as "mad cow disease" --- were partially offset by the positive effects of increased consumption of other fresh red meats, poultry and fish. Film sales in 1996 were flat, as sales growth in Europe was offset by sales declines in North America and Asia Pacific due to continued pricing pressures. The improvement in Europe resulted from growth in demand in the U.K. bakery market segment and higher sales from new product introductions.

CONTAINER
---------
Sales decreased slightly in 1996 versus 1995, as sales declines in closure compounds (due to lower consumer demand for beverage products in Europe and a decrease in market share in Asia Pacific) were partially offset by volume increases from improved market penetration of can coating products in Latin America (primarily due to the 1996 acquisition of Bayem S.A. de C.V., a Mexican producer of can coatings and closure sealants for the rigid container industry). North American container sales were up slightly due to strong sales of can sealing compounds.

CATALYSTS AND OTHER SILICA-BASED PRODUCTS
-----------------------------------------
1996 sales of catalysts and other silica-based products benefited from continued expansion into new markets and the introduction of higher-value-added products and new technologies, partially offset by competitive pricing pressures. Volumes increased in all regions, especially in Asia Pacific due to an increase in market share in refinery catalysts. However, in Europe and North America, refinery catalyst sales continued to be negatively impacted by competitive pricing pressures. Polyolefin catalyst sales were positively impacted by the strong resin market, and silica/adsorbent sales benefited from new product applications in Europe and Asia Pacific.

CONSTRUCTION
------------
Sales increased in all regions and within all product lines, especially in North America, where volumes in concrete and waterproofing products benefited from growth in housing starts and infrastructure projects. Also significantly contributing to the increase was the positive impact of an increase in market share for fire protection and concrete products in Asia Pacific. Sales also have risen due to the introduction of new products.

OPERATING RESULTS - 1996 COMPARED TO 1995
-----------------------------------------
Pretax operating income before special items (excluding divested businesses) increased 12% in 1996 as compared to 1995, as cost management programs continued to favorably impact results across all regions and product lines. As further discussed below under "Statement of Operations: Restructuring Costs, Asset Impairments and Other Costs," Grace has implemented a worldwide program to streamline processes and reduce general and administrative expenses, factory administration costs and noncore corporate research and development expenses. In addition, North American results in 1996 were positively affected by sales volume increases in construction products and bags and laminates, partially offset by a decline in refinery catalyst sales. European results were favorably impacted by volume increases in construction products and silicas/adsorbents. In Asia Pacific, results declined, reflecting lower pricing and an unfavorable product mix in bags, and volume declines in closure compounds, partially offset by volume increases in construction products and refinery and polyolefin catalysts, as discussed above. Also affecting 1996 results were higher expenses associated with the start-up of new silica and packaging plants in Kuantan, Malaysia. Latin American results were favorably impacted by volume increases in bags and can coating products, as discussed above.

OPERATING RESULTS - 1995 COMPARED TO 1994
-----------------------------------------
As noted above, sales and revenues (excluding divested businesses) increased 14% in 1995 over 1994, reflecting favorable volume, price/product mix and currency translation variances estimated at 10%, 1% and 3%, respectively. Pretax operating income before special items (excluding divested businesses) increased 20% in 1995 over 1994. Volumes increased in all core product lines. Packaging volume increases reflected higher sales of bags, films and laminates in all regions, other than laminates in Latin America. Container volume increases resulted from increased sales of can sealing products in Asia Pacific and coating products in Latin

America. Volume increases in catalysts and other silica-based products reflected higher sales in all regions, especially refinery catalysts in Asia Pacific and Europe, and silica/adsorbent products in Europe and Asia Pacific. North American operations experienced reduced profitability in refinery catalysts; refiners continued to experience low margins, as the narrow spread between light and heavy crude oil prices led customers to crack higher-quality light crude (which requires fewer catalysts). Construction products experienced volume increases, primarily in Asia Pacific due to increased construction activity, partially offset by volume decreases in fire protection products in North America (due to a small market share decline) and waterproofing products in North America and Europe (due to higher material costs and a slowdown in the nonresidential construction market). Operating income before taxes also benefited from an economic recovery in Europe that revitalized key markets and the absence of costs incurred in 1994 to streamline European packaging and container operations, partially offset by higher operating costs incurred to increase market share in the Asia Pacific region.

STATEMENT OF OPERATIONS

INTEREST EXPENSE AND RELATED FINANCING COSTS
--------------------------------------------
Excluding amounts allocated to discontinued operations, interest expense and related financing costs of $71.6 million in 1996 were flat versus 1995. Including amounts allocated to discontinued operations, interest expense and related financing costs decreased 10% in 1996 over 1995, to $147.9 million, primarily due to lower average short-term interest rates.
     Grace's debt and interest rate management objectives are to reduce its cost of funding over the long term. To manage the interest profile on its debt, Grace enters into interest rate agreements; during 1996 most of these agreements effectively converted fixed-rate debt into variable-rate debt. These agreements have readily quantifiable impacts on interest cost and are characterized by broad market liquidity.
     See "Financial Condition: Liquidity and Capital Resources" below for further information on borrowings and interest rate agreements.

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------
Research and development spending decreased 16% in 1996 versus 1995. The decrease reflects the positive impact of cost management initiatives, primarily the closing of Grace's corporate research facility, the transfer of core research and development activities to existing product line facilities, and the termination of activities not related to Grace's core packaging and specialty chemicals businesses. Research and development activities include research in specialty packaging, catalysts, construction materials and process engineering.

RESTRUCTURING COSTS, ASSET IMPAIRMENTS AND OTHER COSTS
------------------------------------------------------

Restructuring Costs
-------------------
Grace recorded restructuring charges of $75.4 million in 1996 and $129.8 million in 1995 ($49.0 million and $85.1 million after-tax, respectively). Grace began implementing a worldwide program in 1995 to streamline processes and reduce general and administrative expenses, factory administration costs and noncore corporate research and development expenses. Under this program Grace has implemented, and expects to further implement, additional cost reductions and efficiency improvements, as it further evaluates and reengineers its operations. In connection with these actions, Grace recorded pretax charges of $53.7 million and $21.7 million in the second and fourth quarters of 1996, respectively. These charges primarily relate to headcount reductions, the restructuring of Grace's European packaging operations (in areas such as working capital management, manufacturing and sales) and the further restructuring of Grace's corporate research activities, certain of which are now conducted at product line facilities.
     The components of the 1996 and 1995 restructuring charges, spending and other activity during 1995 and 1996, and the remaining reserve balances at December 31, 1996, were as follows:

-----------------------------------------------------------------------------------------------------
                                                Employee
                                               Termination  Plant/Office     Asset     Other
                                                Benefits      Closures    Write-downs  Costs   Total
                                               -----------  ------------  -----------  ------  ------
Restructuring provisions recorded in 1995 ...  $     74.3   $      13.4   $    18.6    $23.5   $129.8
Cash payments during 1995 ...................       (13.0)         (3.5)         --     (3.1)   (19.6)
Noncash activity ............................          --            --        (4.3)    (1.5)    (5.8)
                                               ----------   -----------   ---------    -----   ------
Restructuring reserve at December 31, 1995 ..  $     61.3          $9.9      $ 14.3    $18.9   $104.4

Restructuring provisions recorded in 1996 ...        69.3           6.1          --       --     75.4
Cash payments during 1996 ...................       (57.8)          (.6)         --    (16.0)   (74.4)
Noncash activity ............................          --            --       (14.3)      --    (14.3)
                                               ----------   -----------   ---------    -----   ------

Restructuring reserve at December 31, 1996 ..  $     72.8   $      15.4   $      --    $ 2.9   $ 91.1
                                               ==========   ===========   =========    =====   ======
-----------------------------------------------------------------------------------------------------

Employee termination benefits primarily represent severance pay and other benefits (including benefits under long-term incentive programs paid over time) associated with the elimination of approximately 1,300 positions worldwide, with more than 60% of the eliminated positions coming from worldwide corporate staff functions and the restructuring of Grace's worldwide packaging operations. Through December 31, 1996, approximately 800 positions had been eliminated worldwide.

     Grace's estimated annual cost savings under the restructuring programs are expected to total approximately $140 million when fully realized, with approximately $100 million being realized annually as a result of the actions taken through the end of 1996. The remaining actions under the programs are expected to be substantially implemented during 1997.

Asset Impairments
-----------------
During 1996 and 1995, Grace determined that, due to various events and changes in circumstances (including the worldwide restructuring programs described above), certain long-lived assets and related goodwill were impaired. As a result, in the fourth quarters of 1996 and 1995, Grace recorded noncash pretax charges of $32.1 million and $39.2 million, respectively ($20.9 million and $26.6 million after-tax, respectively), the majority of which related to assets that will continue to be held and used in Grace's packaging and specialty chemicals businesses. The components of the 1996 and 1995 charges were (a) goodwill and other intangibles of $11.1 million and $4.7 million, respectively; (b) properties and equipment of $9.0 million and $20.0 million, respectively; (c) long-term investments of $6.7 million and $8.6 million, respectively; and (d) other assets of $5.3 million and $5.9 million, respectively. Grace determined the amounts of the charges based on various valuation techniques, including discounted cash flow, replacement cost and net realizable value for assets to be disposed.

Other Costs
-----------
In the fourth quarter of 1995, Grace recorded pretax charges totaling $40.5 million ($25.9 million after-tax) relating to the write-down of corporate assets ($27.0 million) and working capital assets ($13.5 million).

INCOME TAXES
------------
Grace's effective tax (benefit) rates were 38.7% in 1996, (36.8)% in 1995 and (54.8)% in 1994. Excluding the special items shown in the table under "Review of Operations: Overview" above, Grace's effective tax rates were 38.0%, 33.1% and 34.8% in 1996, 1995 and 1994, respectively. The lower effective tax rate in 1995 compared to 1996 was largely due to the reversal in 1995 of a valuation allowance on foreign net operating losses. The lower effective tax rate in 1995 compared to 1994 was primarily due to the reversal in 1995 of the valuation allowance on foreign net operating losses and lower state income taxes, partially offset by higher taxes on foreign operations.
     Grace has provided a valuation allowance relating to uncertainty as to the realization of certain deferred tax assets, primarily state and local net operating loss carryforwards and net deferred tax assets. Tax planning strategies during 1996 enabled Grace to reverse the valuation allowance on tax credit carryforwards during the year. Based on anticipated future results, Grace has concluded that it is more likely than not that the remaining balance of the net deferred tax assets, after consideration of the valuation allowance, will be realized.

DISCONTINUED OPERATIONS

HEALTH CARE
-----------
During 1996, Grace completed the separation of National Medical Care, Inc.
(NMC) and sold its separations science business (Amicon). These businesses, representing Grace's principal health care businesses, had been classified as discontinued operations in 1995. 1996 income from discontinued operations of $2,643.9 million includes income of $24.8 million ($60.3 million pretax) from health care operations, a tax-free gain of approximately $2.5 billion on the NMC transaction, and a gain of $40.0 million ($70.4 million pretax) on the sale of Amicon. (Loss)/income from discontinued operations of $(146.3) million in 1995 and $118.4 million in 1994 includes income from health care operations of $22.0 million ($104.6 million pretax) and $124.7 million ($227.1 million pretax), respectively.

COCOA
-----
Grace's cocoa business was classified as a discontinued operation in 1993. During the fourth quarter of 1995, Grace revised the divestment plan for the business. The revised plan focused on the improvement of operating cash flow through the adoption of new strategies and a new global organizational structure, while better positioning the business for outright sale. As a result of this revised divestment plan, Grace recorded an additional provision of $151.3 million (net of an applicable tax effect of $48.7 million) related to the cocoa business and other remaining discontinued operations. In December 1996, Grace announced that it had entered into a definitive agreement to sell the cocoa business to Archer-Daniels-Midland Company. As a result, in the fourth quarter of 1996, Grace reassessed its estimated loss on the divestment of the business and reversed previously recorded provisions of $31.9 million (net of an applicable tax effect of $18.1 million), within income from discontinued operations. The divestment of the cocoa business was completed in February 1997, with Grace receiving $470.0 million (inclusive of debt assumed by the buyer), subject to adjustment.

OTHER
-----
In the fourth quarter of 1996, Grace classified its thermal and emission control systems business (TEC Systems) as a discontinued operation. In connection with classifying TEC Systems as a discontinued operation, Grace recorded a provision of $4.6 million (net of an applicable tax benefit of $2.4 million) related to TEC Systems' anticipated net operating results through the expected date of divestment, as well as the loss anticipated on the divestment.
     In May 1996, Grace completed the sale of the transgenic plant business of its Agracetus subsidiary to the Monsanto Company for $150.0 million, resulting in a pretax gain of $129.0 million ($79.4 million after-tax, or $0.86 per common share of the Company). Additionally, in March 1996, Grace sold its microwave business for gross proceeds of $3.9 million.

     In February 1995, Grace sold its composite materials business for gross proceeds of $3.0 million. During 1994, Grace sold its battery separators business and a portion of its engineered materials and systems businesses for gross proceeds of $316.2 million, approximating prior estimates. Grace also sold its animal genetics and Caribbean fertilizer operations in 1994 for proceeds of $44.1 million. In 1994, Grace also sold substantially all of its interests in Colowyo Coal Company (Colowyo) for proceeds of $218.3 million, including $192.8 million of proceeds from a nonrecourse financing secured by a portion of the revenues from certain long-term coal contracts. Grace retained a limited partnership interest in Colowyo, entitling it to share in the revenues from these coal contracts.
     These businesses were classified as discontinued operations in 1993 (other than TEC Systems in 1996 and Colowyo in 1992).

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Grace's continuing operating activities provided net pretax cash of $355.6 million in 1996, versus $247.3 million in 1995. The improved cash flow from operations in 1996 was offset by the expenditure of $2.1 million for the defense and disposition of asbestos-related property damage and personal injury litigation, net of amounts received under settlements with insurance carriers, compared to a cash inflow from asbestos-related litigation, net of insurance recoveries, of $97.0 million in 1995. After giving effect to the net pretax cash provided by operating activities of discontinued operations and payments of income taxes, the net cash provided by operating activities increased $116.3 million in 1996 versus 1995.
     Investing activities provided $2,072.9 million of cash in 1996, largely reflecting net cash proceeds of $2,720.3 million from divestments of businesses. This excluded (a) $100.0 million received in January 1997 on the 1996 sale of the water treatment and process chemicals business; and (b) $115.6 million received in January 1997 on the 1996 sale of Amicon. Grace made capital expenditures of $456.6 million in 1996, primarily related to the packaging and catalysts and other silica-based products businesses. Also, net investing activities of discontinued operations for 1996 used $192.9 million of cash (compared to $295.2 million in 1995); primarily decreasing as a result of the disposition of NMC in the 1996 third quarter. Grace anticipates total capital expenditures for 1997 to approximate $300 million, all of which will be directed towards its core businesses.
     Net cash used for financing activities in 1996 was $2,267.8 million, primarily reflecting reductions in debt, the repurchase of stock (discussed below), and the payment of dividends, partially offset by proceeds from the exercise of employee stock options. Total debt was $1,388.2 million at December 31, 1996, a decrease of $545.6 million from December 31, 1995. In addition to the reduction of debt, in 1996 Grace terminated agreements to sell up to $300 million of interests in designated pools of trade receivables, $180 million of which pertained to NMC. At December 31, 1995, $295.8 million had been received pursuant to such sales, $179.8 million of which pertained to NMC.
     Grace initiated a program in April 1996 to repurchase 10.0 million shares of its common stock. As of September 27, 1996, Grace had acquired 9,864,800 shares under this program at a cost of $727.1 million (or an average price of approximately $73.70 per share, before adjustment for the effect of the NMC transaction on the price per share of Grace stock). Following the NMC transaction, Grace implemented a second program to repurchase up to 20% of the approximately 89.0 million shares then outstanding. Through March 4, 1997, Grace had repurchased 16,019,900 shares at a cost of $849.1 million (or an average price of approximately $53.00 per share).
     As Grace's balance sheet is restructured to support its core businesses, Grace is targeting a ratio of debt (net of cash and short-term investments) to earnings before interest, taxes, depreciation and amortization (EBITDA) of 1.6 to 2.0. Grace believes this ratio is the appropriate measure of leverage for management purposes because it compares debt to the pretax cash flow available to service debt. Also, it is not subject to distortion (as traditional debt/equity or debt/capital ratios are) following a major share repurchase program such as those Grace has executed. At the targeted debt/EBITDA level of 1.6 to 2.0, Grace benefits from the tax advantages of debt financing on its overall weighted average cost of capital while retaining the financial flexibility to invest in the continued growth of its core businesses. Grace believes it can safely exceed its target leverage range on a short-term basis to meet its investment needs. The cash received and to be received from divestments is being used to reduce debt and repurchase shares to bring the capital structure within the target range. At December 31, 1996, the debt/EBITDA ratio was 2.3, outside the target range primarily due to the timing of the share repurchases ahead of cash divestment proceeds. It is expected that the ratio will be within the target range in 1997.
     In May 1996, Grace entered into a revolving credit agreement, expiring May 1997, providing for total borrowings of $1.85 billion, and terminated three previous agreements providing for total borrowings of $850 million. During the fourth quarter of 1996, Grace reduced the borrowings available under this new credit agreement to $650 million, reflecting the completion of the NMC transaction. In addition, Grace continues to have $350 million available under a separate long-term facility expiring on September 1, 1999. Thus, Grace had committed borrowing facilities totaling $1.0 billion, of which $471.3 million was available, at the end of 1996.
     In October 1996, Grace announced that it expected to divest four noncore businesses by late 1996 or 1997. The businesses to be sold were Grace's cocoa business, Amicon, TEC Systems and Grace's specialty polymers business. As noted above, in December 1996, Grace completed the sale of Amicon and announced that it had entered into a definitive agreement to sell its cocoa business. In February 1997, Grace completed the sale of the cocoa business and entered into an agreement to sell its specialty polymers business. Grace expects to complete the sale of its specialty polymers business in the second quarter of 1997 and the sale of TEC Systems in 1997.

ASBESTOS-RELATED MATTERS
------------------------
Grace is a defendant in lawsuits relating to previously sold asbestos-containing products. In 1996, Grace paid $2.1 million for the defense and disposition of asbestos-related property damage and personal injury litigation, net of amounts received under settlements with insurance carriers. During the fourth quarter of 1996, Grace recorded a noncash pretax charge of $229.1 million ($148.9 million after-tax), primarily to reflect the estimated costs of defending against and disposing of personal injury claims expected to be filed through 2001. The estimated costs used to determine the amount of this charge have not been discounted to their present values, and the time period over which the associated cash is actually expended is likely to extend beyond 2001. The balance sheet at year-end 1996 includes a receivable of $331.3 million due from insurance carriers. Grace also has recorded notes receivable of $55.9 million ($48.5 million after discounts) for amounts to be received from 1997 to 2001 pursuant to settlement agreements previously entered into with insurance carriers.
     Although the total amounts to be paid in 1997 with respect to asbestos-related claims (after giving effect to payments to be received from insurance carriers), cannot be precisely estimated, Grace expects that it will be required to expend approximately $75-$100 million (pretax) in 1997 to defend against and dispose of such claims (after giving effect to anticipated insurance recoveries). The amounts with respect to the probable cost of defending against and disposing of asbestos-related claims and probable recoveries from insurance carriers represent estimates and are on an undiscounted basis; the outcomes of such claims cannot be predicted with certainty. See Note 2 to the Consolidated Financial Statements for further information concerning asbestos-related lawsuits and claims.

ENVIRONMENTAL MATTERS
---------------------
Grace is subject to loss contingencies resulting from environmental laws and regulations. Worldwide expenses of continuing operations related to the operation and maintenance of environmental facilities and the disposal of hazardous and nonhazardous wastes totaled $44.5 million in 1996, $42.6 million in 1995 and $35.0 million in 1994. Such costs are estimated to be $45.0 million in 1997 and $47.0 million in 1998. In addition, worldwide capital expenditures for continuing operations relating to environmental protection totaled $17.1 million in 1996, compared to $14.9 million and $21.5 million in 1995 and 1994, respectively. Capital expenditures to comply with environmental initiatives in future years are estimated to be $13.0 million in 1997 and $12.0 million in 1998. Grace also has incurred costs to remediate environmentally impaired sites. These costs were $20.3 million in 1996, $31.3 million in 1995 and $30.8 million in 1994. These amounts have been charged against previously established reserves. Future cash outlays for remediation costs are expected to total $23.0 million in 1997 and $26.0 million in 1998. Expenditures have been funded from internal sources of cash and are not expected to have a significant effect on liquidity.
     Grace accrues for anticipated costs associated with investigatory and remediation efforts where an assessment has indicated that a loss is probable and can be reasonably estimated. In the fourth quarter of 1995 and the first quarter of 1994, Grace recorded pretax provisions of $77.0 million and $40.0 million ($50.0 million and $26.0 million after-tax), respectively. The 1995 provision related principally to increased cost estimates associated with five former manufacturing sites. At December 31, 1996, Grace's liability for environmental investigatory and remediation costs related to continuing and discontinued operations totaled $256.4 million, as compared to $280.3 million at December 31, 1995. These accruals do not take into account any discounting for the time value of money. Additionally, Grace is in litigation with certain excess insurance carriers regarding the applicability of the carriers' policies to environmental remediation costs; given the uncertainties inherent in this litigation, Grace has not recorded a receivable with respect to such insurance coverage (except in one instance where a settlement with a carrier has been reached).
     Grace's environmental liabilities are reassessed whenever circumstances become better defined and/or remediation efforts and their costs can be better estimated. These liabilities are currently evaluated quarterly, based on available information, including the progress of remedial investigation at each site, the current status of discussions with regulatory authorities regarding the method and extent of remediation at each site and the apportionment of costs among potentially responsible parties. As some of these issues are decided (the outcomes of which are subject to uncertainties) and/or new sites are assessed and costs can be reasonably estimated, Grace will continue to review and analyze the need for adjustments to the recorded accruals. However, Grace believes that it is adequately reserved for all probable and estimable environmental exposures.

                                                                     SCHEDULE II

                       W. R. GRACE & CO. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in millions)


                               For the Year 1996

                                                                           Additions (deductions)
                                                           -----------------------------------------------------
                                                                           Charged
                                                            Balance at  (credited) to                  Balance
                                                            beginning     costs and       Other,       at end
                         Description                        of period      expenses       net**       of period
                         -----------                       -----------   -----------   -----------   -----------
Valuation and qualifying accounts deducted from assets:
   Allowances for notes and accounts receivable . . . . .  $      12.9   $       4.9   $      (6.3)  $      11.5
                                                           -----------   -----------   -----------   -----------
   Allowances for long-term receivables . . . . . . . . .  $      24.7   $       3.7   $      14.3   $      42.7
                                                           -----------   -----------   -----------   -----------
   Securities of divested businesses. . . . . . . . . . .  $       3.5   $         -   $       0.4   $       3.9
                                                           -----------   -----------   -----------   -----------
   Valuation allowance for deferred tax assets. . . . . .  $      97.7   $     (25.3)  $         -   $      72.4
                                                           -----------   -----------   -----------   -----------
Reserves:
   Foreign employee benefit obligations* . . . . . . . .   $      95.3   $       6.9   $     (17.3)  $      84.9
                                                           -----------   -----------   -----------   -----------
   Discontinued operations. . . . . . . . . . . . . . . .  $     366.7   $    (105.7)  $     (91.8)  $     169.2
                                                           -----------   -----------   -----------   -----------


                               For the Year 1995

                                                                            Additions (deductions)
                                                           -----------------------------------------------------
                                                                           Charged
                                                             Balance at (credited) to                   Balance
                                                             beginning    costs and        Other,       at end
                         Description                         of period     expenses        net**       of period
                         -----------                       -----------   -----------   -----------   -----------
Valuation and qualifying accounts deducted from assets:
   Allowances for notes and accounts receivable . . . . .  $      95.2   $     131.2   $    (213.5)  $      12.9
                                                           -----------   -----------   -----------   -----------
   Allowances for long-term receivables . . . . . . . . .  $      20.6   $       3.7   $       0.4   $      24.7
                                                           -----------   -----------   -----------   -----------
   Securities of divested businesses. . . . . . . . . . .  $       4.9   $         -   $      (1.4)  $       3.5
                                                           -----------   -----------   -----------   -----------
   Valuation allowance for deferred tax assets. . . . . .  $     137.0   $     (32.0)  $      (7.3)  $      97.7
                                                           -----------   -----------   -----------   -----------
Reserves:
   Foreign employee benefit obligations* . . . . . . . .   $      82.5   $      10.6   $       2.2   $      95.3
                                                           -----------   -----------   -----------   -----------
   Discontinued operations. . . . . . . . . . . . . . . .  $     239.3   $     127.4   $         -   $     366.7
                                                           -----------   -----------   -----------   -----------


                               For the Year 1994

                                                                            Additions (deductions)
                                                           -----------------------------------------------------
                                                                           Charged
                                                            Balance at  (credited) to                  Balance
                                                            beginning     costs and       Other,       at end
                         Description                        of period      expenses       net**       of period
                         -----------                       -----------   -----------   -----------   -----------
Valuation and qualifying accounts deducted from assets:
   Allowances for notes and accounts receivable . . . . .  $      50.3   $     102.2   $     (57.3)  $      95.2
                                                           -----------   -----------   -----------   -----------
   Allowances for long-term receivables . . . . . . . . .  $      13.4   $       6.9   $       0.3   $      20.6
                                                           -----------   -----------   -----------   -----------
   Securities of divested businesses. . . . . . . . . . .  $     161.2   $         -   $    (156.3)  $       4.9
                                                           -----------   -----------   -----------   -----------
   Valuation allowance for deferred tax assets. . . . . .  $     129.7   $         -   $       7.3   $     137.0
                                                           -----------   -----------   -----------   -----------
Reserves:
   Foreign employee benefit obligations* . . . . . . . .   $      64.4   $      11.6   $       6.5   $      82.5
                                                           -----------   -----------   -----------   -----------
   Discontinued operations. . . . . . . . . . . . . . . .  $     132.1   $     107.2   $         -   $     239.3
                                                           -----------   -----------   -----------   -----------


* Represents legally mandated employee benefit obligations, primarily pension benefits, relating to Grace's operations in Europe.
** Consists of additions and deductions applicable to businesses acquired, disposals of businesses, bad debt write-offs, foreign currency translation, reclassifications (including the deconsolidation of amounts relating to discontinued operations) and miscellaneous other adjustments.

                                                                      EXHIBIT 11


                       W. R. GRACE & CO. AND SUBSIDIARIES
 WEIGHTED AVERAGE NUMBER OF SHARES AND EARNINGS USED IN PER SHARE COMPUTATIONS

The weighted average number of shares of Common Stock outstanding were as follows:

                                                                                    (in thousands)
                                                                         --------------------------------------
                                                                          1996             1995           1994
                                                                         ------           ------         ------
Weighted average number of shares of Common Stock
    outstanding   . . . . . . . . . . . . . . . . . . . . . .            91,976           95,822         93,936

Additional dilutive effect of outstanding options (as determined
    by the application of the treasury stock method)  . . . .             2,504            2,189            659
                                                                         ------           ------         ------

Weighted average number of shares of Common Stock
    outstanding assuming full dilution  . . . . . . . . . . .            94,480           98,011         94,595
                                                                         ======           ======         ======


Income/(loss) used in the computation of earnings/(loss) per share were as follows:

                                                                             (in millions, except per share)
                                                                          ------------------------------------
                                                                          1996             1995           1994
                                                                        --------         -------         ------
Net income/(loss) . . . . . . . . . . . . . . . . . . . . . .           $2,857.7         $(325.9)        $ 83.3

Dividends paid on preferred stocks  . . . . . . . . . . . . .                (.4)            (.5)           (.5)
                                                                        --------         -------         ------

Income/(loss) used in per share computation of earnings and in
  per share computation of earnings assuming full dilution  .           $2,857.3         $(326.4)         $82.8
                                                                        ========         =======          =====
Earnings/(loss) per share . . . . . . . . . . . . . . . . . .           $  31.06         $ (3.40)         $ .88
Earnings/(loss) per share assuming full dilution  . . . . . .           $  30.24         $ (3.33)         $ .88


                                                                      EXHIBIT 12
                       W. R. GRACE & CO. AND SUBSIDIARIES
             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND
            COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS (a)
                          (in millions, except ratios)
                                  (Unaudited)


                                                                           Years Ended December 31, (c)
                                                           ------------------------------------------------------------
                                                           1996 (d)     1995 (e)      1994 (f)   1993 (g)      1992 (h)
                                                           --------     --------      -------    --------      --------
Net income/(loss) from continuing operations  . . . .       $213.8       $(179.6)     $(35.1)      $ 28.1       $  7.7
   Add (deduct):
   Provision for/(benefit from) income taxes  . . . .        134.8        (104.5)      (42.6)        16.4         84.1

   Income taxes of 50%-owned companies  . . . . . . .           -            -           -             .1          2.1

   Equity in unremitted (earnings)/losses
     of less than 50%-owned companies   . . . . . . .          (.4)           .8         (.6)         (.5)        (2.0)

   Interest expense and related financing costs,
     including amortization of capitalized interest .        160.8         179.8       138.5        122.7        162.7

   Estimated amount of rental expense
     deemed to represent the interest factor  . . . .          8.4           8.5        10.1         11.3         14.0
                                                            ------       -------      ------       ------       ------

(Loss)/income as adjusted . . . . . . . . . . . . . .       $517.4       $ (95.0)     $ 70.3       $178.1       $268.6
                                                            ======       =======      ======       ======       ======

Combined fixed charges and preferred stock dividends:
   Interest expense and related financing costs,
     including capitalized interest   . . . . . . . .       $177.1       $ 195.5      $143.2       $122.8       $176.3

   Estimated amount of rental expense
     deemed to represent the interest factor  . . . .          8.4           8.5        10.1         11.3         14.0
                                                            ------       -------      ------       ------       ------

Fixed charges . . . . . . . . . . . . . . . . . . . .        185.5         204.0       153.3        134.1        190.3

Preferred stock dividend requirements (b) . . . . . .           .6            .5          .5           .8           .8
                                                            ------       -------      ------       ------       ------

Combined fixed charges and preferred
   stock dividends  . . . . . . . . . . . . . . . . .       $186.1       $ 204.5      $153.8       $134.9       $191.1
                                                            ======       =======      ======       ======       ======

Ratio of earnings to fixed charges  . . . . . . . . .         2.79         (i)          (i)          1.33         1.41
                                                            ======       =======      ======       ======       ======

Ratio of earnings to combined fixed charges and
   preferred stock dividends  . . . . . . . . . . . .         2.78         (i)          (i)          1.32         1.41
                                                            ======       =======      ======       ======       ======

 (a) Grace's preferred stocks were retired in 1996; see Note 1 to the Consolidated Financial Statements.
 (b) For each period with an income tax provision, the preferred stock dividend requirements have been increased to an amount representing the pretax earnings required to cover such requirements based on Grace's effective tax rate.
 (c)  Certain amounts have been restated to conform to the 1996 presentation.
 (d) Includes a pretax gain of $326.4 on sales of businesses, offset by pretax provisions of $229.1 for asbestos-related liabilities and insurance coverage and $107.5 for restructuring costs and asset impairments.
 (e) Includes pretax provisions of $275.0 for asbestos-related liabilities and insurance coverage; $209.5 relating to restructuring costs, asset impairments and other activities; $77.0 for environmental liabilities at former manufacturing sites; and $30.0 for corporate governance activities.
 (f) Includes a pretax provision of $316.0 relating to asbestos-related liabilities and insurance coverage.
 (g) Includes a pretax provision of $159.0 relating to asbestos-related liabilities and insurance coverage.
 (h) Includes a pretax provision of $140.0 relating to a fumed silica plant in Belgium.
 (i) As a result of the losses incurred for the years ended December 31, 1995 and 1994, Grace was unable to fully cover the indicated fixed charges.

                                W. R. Grace & Co.


                           Annual Report on Form 10-K
                   for the Fiscal Year Ended December 31, 1996


                                  EXHIBIT INDEX



EXHIBIT NO.                                  EXHIBIT                             WHERE LOCATED
-----------                                  -------                             -------------
3.01                Amended and Restated Certificate of Incorporation of       Exhibit 4.1 to Form 8-K
                    W. R. Grace & Co.                                          (filed 10/10/96)

3.02                Amended and Restated By-laws of W. R. Grace & Co.          Exhibit 4.2 to Form 8-K
                                                                               (filed 10/10/96)

4.01                Rights Agreement by and between W. R. Grace & Co. and      Exhibit 4.3 to Form 8-K
                    The Chase Manhattan Bank, as Rights Agent                  (filed 10/10/96)

4.02                Indenture dated as of September 29, 1992 among W. R.       Exhibit 4.2 to Form 10-K
                    Grace & Co.-Conn., W. R. Grace & Co. and Bankers           (filed 3/26/93)
                    Trust Company

4.03                Supplemental Indenture dated as of September 24, 1996,     Exhibit 4.4 to Form 8-K
                    among W. R. Grace & Co.-Conn., W. R. Grace & Co.,          (filed 10/10/96)
                    Grace Holding, Inc., and Bankers Trust Company, to
                    Indenture dated as of September 29, 1992


_________

Other than exhibits that are filed herewith, all exhibits listed in this Exhibit Index are incorporated herein by reference. Exhibits indicated by an asterisk (*) are the management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report. In accordance with paragraph (b)(4)(iii) of Item 601 of Regulation S-K, certain instruments relating to long-term debt are not being filed; W. R. Grace & Co. agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

EXHIBIT NO.                                  EXHIBIT                             WHERE LOCATED
-----------                                  -------                             -------------
4.04                Indenture dated as of January 28, 1993 among W. R. Grace   Exhibit 4.4 to Form
                    & Co.-Conn., W. R. Grace & Co. and Bank of New York        10-K (filed 3/26/93)
                    (successor to NationsBank of Georgia, N.A.)

4.05                Supplemental Indenture dated as of September 24, 1996,     Exhibit 4.5 to Form 8-K
                    among W. R. Grace & Co.-Conn., W. R. Grace & Co.,          (filed 10/10/96)
                    Grace Holding, Inc., and Bank of New York, to Indenture
                    dated as of January 28, 1993

4.06                364-Day Credit Agreement, dated as of May 17, 1996,        Exhibit 4.4 to Registration
                    among W. R. Grace & Co.-Conn., W. R. Grace & Co.,          Statement on Form S-1 (filed
                    Grace Holding, Inc., the several banks parties thereto,    8/2/96)
                    NationsBank, N.A. (South), as documentation agent, and
                    Chemical Bank, as administrative agent, for such banks

4.07                Amended and Restated Credit Agreement, dated as of May     Exhibit 4.5 to Registration
                    17, 1996, among W. R. Grace & Co.-Conn., W. R. Grace       Statement on Form S-1
                    & Co., Grace Holding, Inc., the several banks parties      (filed 8/2/96)
                    thereto and Chemical Bank, as administrative agent for
                    such banks

10.01               W. R. Grace & Co. 1996 Stock Incentive Plan                Filed herewith*

10.02               W. R. Grace & Co. 1996 Stock Retainer Plan for             Exhibit 10.2 to Form 8-K
                    Nonemployee Directors                                      (filed 10/10/96)*

10.03               W. R. Grace & Co. Supplemental Executive Retirement        Filed herewith*
                    Plan, as amended

10.04               W. R. Grace & Co. Executive Salary Protection Plan, as     Filed herewith*
                    amended

EXHIBIT NO.                                  EXHIBIT                             WHERE LOCATED
-----------                                  -------                             -------------
10.05               W. R. Grace & Co. 1981 Stock Incentive Plan, as amended    Exhibit 10.3 to Form 8-K
                                                                               (filed 10/10/96)*

10.06               W. R. Grace & Co. 1986 Stock Incentive Plan, as amended    Exhibit 10.4 to Form 8-K
                                                                               (filed 10/10/96)*

10.07               W. R. Grace & Co. 1989 Stock Incentive Plan, as amended    Exhibit 10.5 to Form 8-K
                                                                               (filed 10/10/96)*

10.08               W. R. Grace & Co. 1994 Stock Incentive Plan, as amended    Exhibit 10.6 to Form 8-K
                                                                               (filed 10/10/96)*

10.09               Forms of Stock Option Agreements                           Exhibit 10(h) to Form 10-K
                                                                               (filed 3/28/92)*

10.10               Information concerning W. R. Grace & Co. Incentive         Pages 7-12 and 28-33 of
                    Compensation Program, Deferred Compensation Program and    Proxy Statement (filed
                    Long-Term Incentive Program                                4/10/96)*

10.11               Form of Long-Term Incentive Program Award                  Exhibit 10.13 to
                                                                               Registration Statement on
                                                                               Form S-1 (filed 8/2/96)*

10.12               Form of Stock Option Agreement                             Exhibit 10.14 to
                                                                               Registration Statement on
                                                                               Form S-1 (filed 8/2/96)*

10.13               W. R. Grace & Co. Retirement Plan for Outside Directors,   Filed herewith*
                    as amended

10.14               Employment Agreement dated as of April 1, 1991 between     Exhibit 10(x) to Form 10-K
                    W. R. Grace & Co.-Conn. and Constantine L. Hampers,        (filed 3/28/92)*
                    as amended

EXHIBIT NO.                                  EXHIBIT                             WHERE LOCATED
-----------                                  -------                             -------------
10.15               Letter Agreement dated as of March 29, 1996 between        Exhibit 10.1 to Form 10-Q
                    W. R. Grace & Co. and Constantine L. Hampers               (filed 5/15/96)*

10.16               Letter Agreement dated June 14, 1996 between W. R. Grace   Exhibit 10.35 to
                    & Co. and Constantine L. Hampers                           Registration Statement on
                                                                               Form S-1 (filed 8/2/96)*

10.17               Form of Executive Severance Agreement between W. R.        Exhibit 10.22 to
                    Grace & Co. and officers elected prior to May 1996         Registration Statement on
                                                                               Form S-1 (filed 8/2/96)*

10.18               Form of Executive Severance Agreement between W. R.        Exhibit 10.23 to
                    Grace & Co. and officers elected in or after May 1996      Registration Statement on
                                                                               Form S-1 (filed 8/2/96)*

10.19               Consulting Agreement dated June 1, 1992 between W. R.      Exhibit 10.29 to Form 10-K
                    Grace & Co. and Kamsky Associates, Inc.                    (filed 3/26/93)*

10.20               Incentive Compensation Agreement dated June 1, 1992        Exhibit 10.30 to Form 10-K
                    between National Medical Care, Inc. and Kamsky             (filed 3/26/93)*
                    Associates, Inc.

10.21               Consulting Agreement dated as of December 1993 between     Exhibit 10.23 to Form 10-K
                    National Medical Care, Inc. and Virginia A. Kamsky         (filed 3/31/95)*

10.22               Amendment to Consulting Agreement, dated as of May 1,      Exhibit 10.1 to Form 10-Q
                    1995, among National Medical Care, Inc., Virginia A.       (filed 5/12/95)*
                    Kamsky and Southeast Asia Markets, Inc.

10.23               Employment Agreement dated as of May 1, 1995 between       Exhibit 10.1 to Form 10-Q
                    W. R. Grace & Co. and Albert J. Costello                   (filed 8/14/95)*


EXHIBIT NO.                                  EXHIBIT                             WHERE LOCATED
-----------                                  -------                             -------------
10.24               Amendment dated August 9, 1996 to Employment Agreement,    Exhibit 10.7 to Form 8-K
                    dated as of May 1, 1995, between W. R. Grace & Co. and     (filed 10/10/96)*
                    Albert Costello

10.25               Option Agreement between W. R. Grace & Co. and Albert J.   Exhibit 10.8 to Form 8-K
                    Costello, dated May 1, 1995, as amended                    (filed 10/10/96)*

10.26               Option Agreement between W. R. Grace & Co. and Albert J.   Exhibit 10.37 to
                    Costello, dated March 6, 1996                              Registration Statement on
                                                                               Form S-1 (filed 8/2/96)*

10.27               Agreement dated September 23, 1996 between W. R. Grace &   Exhibit 10.9 to Form 8-K
                    Co. and Donald H. Kohnken                                  (filed 10/10/96)*

10.28               Employment Agreement dated May 15, 1995 between W. R.      Filed herewith*
                    Grace & Co. and Larry Ellberger

10.29               Restricted Stock Award Agreement dated June 6, 1995        Filed herewith*
                    between W. R. Grace & Co. and Larry Ellberger, as
                    amended by letter agreement dated August 26, 1996
                    between Larry Ellberger and W. R. Grace & Co.

10.30               Letter Agreement dated December 10, 1996 between W. R.     Filed herewith*
                    Grace & Co. and Larry Ellberger

10.31               Bridge Loan Promissory Note dated July 31, 1992 of Fred    Filed herewith*
                    and Jacqueline Lempereur, payable to W. R. Grace &
                    Co.-Conn.

10.32               Employee Relocation Loan Agreement dated July 31, 1992     Filed herewith*
                    between W. R. Grace & Co.-Conn. and Fred and
                    Jacqueline Lempereur


EXHIBIT NO.                                  EXHIBIT                             WHERE LOCATED
-----------                                  -------                             -------------
10.33               Employment Agreement dated August 17, 1992 between         Filed herewith*
                    Grace Specialty Chemicals Co. and Fred Lempereur


10.34               Letter Agreement dated January 10, 1997, between W. R.     Filed herewith*
                    Grace & Co. and Fred Lempereur

10.35               Distribution Agreement by and among W. R. Grace & Co.,     Exhibit 2 to Form 8-K (filed
                    a New York corporation subsequently renamed Fresenius      2/6/96)
                    National Medical Care Holdings, Inc., W. R. Grace &
                    Co.-Conn., and Fresenius AG dated February 4, 1996

10.36               Form of Indemnification Agreement between W. R. Grace      Exhibit 10.39 to
                    & Co. and certain directors                                Registration Statement on
                                                                               Form S-1 (filed 8/2/96)*

10.37               Form of Indemnification Agreement between W. R. Grace      Filed herewith*
                    & Co. and certain officers and directors

11                  Weighted Average Number of Shares and Earnings Used in     Filed herewith (in Financial
                    Per Share Computations                                     Supplement to Form 10-K)

12                  Computation of Ratio of Earnings to Fixed Charges and      Filed herewith (in Financial
                    Combined Fixed Charges and Preferred Stock Dividends       Supplement to Form 10-K)

13                  Selected Portions of the 1996 Annual Report to             Filed herewith (in Financial
                    Shareholders of W. R. Grace & Co.                          Supplement to Form 10-K)

21                  List of Subsidiaries of W. R. Grace & Co.                  Filed herewith

23                  Consent of Independent Accountants                         Filed herewith (in Financial
                                                                               Supplement to Form 10-K)

24                  Powers of Attorney                                         Filed herewith


                                      -6-