Form 10-Q
period 1997-03-31
WR GRACE & CO/DE
filed 1997-05-13
CIK 1012100

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1997


                         Commission File Number 1-12139

                               W. R. GRACE & CO.


        Delaware                                               65-0654331
------------------------                                    ----------------
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

                                 Yes [X] No [ ]

72,620,392 shares of Common Stock, $.01 par value, were outstanding at May 1, 1997.

-------------------------------------------------------------------------------

                       W. R. GRACE & CO. AND SUBSIDIARIES


                               Table of Contents

                                                               Page No.
                                                               --------
Part I.  Financial Information


 Item 1.    Financial Statements

            Consolidated Statement of Operations               I - 1

            Consolidated Statement of Cash Flows               I - 2

            Consolidated Balance Sheet                         I - 3

            Notes to Consolidated Financial Statements         I - 4 to I - 8

 Item 2.    Management's Discussion and Analysis of Results    I - 9 to I - 15
            of Operations and Financial Condition

Part II.  Other Information


 Item 1.    Legal Proceedings                                  II - 1
 Item 5.    Other Information                                  II - 1
 Item 6.    Exhibits and Reports on Form 8-K                   II - 1


As used in this Report, the term "Company" refers to W. R. Grace & Co., and the term "Grace" refers to the Company and/or one or more of its subsidiaries.

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

W. R. GRACE & CO. AND SUBSIDIARIES                              THREE MONTHS ENDED
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)                      MARCH 31,
----------------------------------------------------------------------------------------
In millions, except per share amounts                            1997          1996
----------------------------------------------------------------------------------------
Sales and revenues..........................................   $  785.1     $  861.6
Other income................................................        4.7          3.8
                                                              ---------    ---------

TOTAL.......................................................      789.8        865.4
                                                              ---------    ---------

Cost of goods sold and operating expenses...................      480.0        512.6
Selling, general and administrative expenses................      146.6        193.9
Depreciation and amortization...............................       48.5         44.9
Interest expense and related financing costs................       19.1         18.4
Research and development expenses...........................       21.9         26.3
                                                              ---------    ---------

   TOTAL....................................................      716.1        796.1
                                                              ---------    ---------

   INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES....       73.7         69.3
Provision for income taxes..................................       27.3         25.7
                                                              ---------    ---------

   INCOME FROM CONTINUING OPERATIONS........................       46.4         43.6
Income from discontinued operations.........................         --         20.0
                                                              ---------    ---------

   NET INCOME...............................................   $   46.4     $   63.6
                                                              =========    =========

----------------------------------------------------------------------------------------

Primary earnings per share:
   Continuing operations....................................   $    .60     $    .44
   Net income...............................................   $    .60     $    .64

Fully diluted earnings per share:
   Continuing operations....................................   $    .60     $    .43
   Net income...............................................   $    .60     $    .63

Dividends declared per common share.........................   $    .125    $    .125

Weighted average shares outstanding.........................       75.3         97.9

----------------------------------------------------------------------------------------

          The Notes to Consolidated Financial Statements are integral parts of these statements.

W. R. GRACE & CO. AND SUBSIDIARIES                               THREE MONTHS ENDED
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)                      MARCH 31,
----------------------------------------------------------------------------------------
In millions                                                       1997         1996
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Income from continuing operations before income taxes.......   $   73.7     $   69.3
Reconciliation to cash used for operating activities:
   Depreciation and amortization............................       48.5         44.9
   Changes in assets and liabilities, excluding effect
      of businesses acquired/divested and foreign currency
      exchange:
      Increase in notes and accounts receivable, net........      (22.2)       (34.4)
      (Increase)/decrease in inventories....................      (14.0)         9.0
      Proceeds from asbestos-related insurance settlements..       25.1         23.7
      Payments made for asbestos-related litigation
         settlements, judgments and defense costs...........      (23.9)       (31.2)
      Decrease in accounts payable..........................      (35.4)       (11.5)
      Other.................................................      (66.5)      (114.8)
                                                               --------     --------
   NET PRETAX CASH USED FOR OPERATING ACTIVITIES
     OF CONTINUING OPERATIONS...............................      (14.7)       (45.0)
Net pretax cash used for operating activities of
  discontinued operations ..................................      (25.0)       (34.8)
                                                               --------     --------
   NET PRETAX CASH USED FOR OPERATING ACTIVITIES............      (39.7)       (79.8)
Income taxes paid...........................................       (7.1)       (11.5)
                                                               --------     --------
   NET CASH USED FOR OPERATING ACTIVITIES...................      (46.8)       (91.3)
                                                               --------     --------
INVESTING ACTIVITIES
Capital expenditures........................................      (49.8)      (112.5)
Net investing activities of discontinued operations.........      (70.6)       (33.8)
Net proceeds from divestments...............................      518.1         10.9
Other ......................................................       (2.1)        (4.4)
                                                               --------     --------
   NET CASH PROVIDED BY/(USED FOR) INVESTING ACTIVITIES.....      395.6       (139.8)
                                                               --------     --------
FINANCING ACTIVITIES
Dividends paid..............................................       (9.2)       (12.4)
Repayments of borrowings having original maturities in
   excess of three months...................................       (1.3)       (33.8)
Increase in borrowings having original maturities in
   excess of three months...................................        4.4           --
Net (repayments of)/increase in borrowings having
   original maturities of three months or less..............       (5.4)       264.9
Stock options exercised.....................................        9.2         44.8
Net financing activities of discontinued operations.........         --        (16.2)
Purchase of treasury stock..................................     (335.9)          --
Other ......................................................         --          (.5)
                                                               --------     --------
   NET CASH (USED FOR)/PROVIDED BY FINANCING ACTIVITIES.....     (338.2)       246.8
                                                               --------     --------

Effect of exchange rate changes on cash and cash equivalents       (2.0)          .2
                                                               --------     --------

   INCREASE IN CASH AND CASH EQUIVALENTS....................   $    8.6     $   15.9
                                                               ========     ========

----------------------------------------------------------------------------------------

          The Notes to Consolidated Financial Statements are integral parts of these statements.

W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
----------------------------------------------------------------------------------------
                                                             March 31,     December 31,
Dollars in millions, except par value                           1997          1996
----------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................  $    76.9    $    68.3
Notes and accounts receivable, net..........................      613.2        831.4
Inventories.................................................      379.4        376.1
Net assets of discontinued operations.......................       57.5        297.4
Deferred income taxes.......................................      197.6        183.9
Other current assets........................................       26.0         17.8
                                                              ---------    ---------
   TOTAL CURRENT ASSETS.....................................    1,350.6      1,774.9


Properties and equipment, net of accumulated depreciation
   and amortization of $1,456.6 (1996 - $1,436.6)...........    1,825.7      1,871.3
Goodwill, less accumulated amortization of $17.9
  (1996 - $18.6) ...........................................       43.1         40.6
Asbestos-related insurance receivable.......................      276.5        296.3
Deferred income taxes.......................................      302.9        309.2
Other assets................................................      631.9        653.5
                                                              ---------    ---------
   TOTAL ASSETS.............................................  $ 4,430.7    $ 4,945.8
                                                              =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt.............................................  $   296.0    $   315.2
Accounts payable............................................      234.6        274.7
Income taxes................................................      142.7        123.3
Other current liabilities...................................      689.3        773.9
                                                              ---------    ---------
   TOTAL CURRENT LIABILITIES................................    1,362.6      1,487.1


Long-term debt..............................................    1,062.5      1,073.0
Other liabilities...........................................      813.0        850.7
Deferred income taxes.......................................       45.7         43.5
Noncurrent liability for asbestos-related litigation........      836.1        859.1
                                                              ---------    ---------
   TOTAL LIABILITIES........................................    4,119.9      4,313.4
                                                              ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock issued, par value $.01.........................         .8           .8
Paid in capital.............................................      533.4        524.1
Retained earnings...........................................      209.8        172.6
Cumulative translation adjustments..........................      (97.7)       (64.6)
Treasury stock, at cost: 6,290,833 common shares
  (1996 - 10,000) ..........................................     (335.5)         (.5)
                                                              ---------    ---------
   TOTAL SHAREHOLDERS' EQUITY...............................      310.8        632.4
                                                              ---------    ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............  $ 4,430.7    $ 4,945.8
                                                              =========    =========

----------------------------------------------------------------------------------------

          The Notes to Consolidated Financial Statements are integral parts of these statements.

                       W. R. GRACE & CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in millions)

1.  BASIS OF PRESENTATION

The interim consolidated financial statements in this Report are unaudited and should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (1996 10-K). Such interim consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments are of a normal recurring nature. Certain amounts in the prior period's consolidated financial statements have been reclassified to conform to the current period's basis of presentation and as required with respect to discontinued operations.

The results of operations for the interim period ended March 31, 1997 are not necessarily indicative of the results of operations for the year ending December 31, 1997.

2.  ASBESTOS AND RELATED INSURANCE LITIGATION

Grace is a defendant in property damage and personal injury lawsuits relating to previously sold asbestos-containing products and anticipates that it will be named as a defendant in additional asbestos-related lawsuits in the future. Grace was a defendant in approximately 42,000 asbestos-related lawsuits at March 31, 1997 (28 involving claims for property damage and the remainder involving approximately 98,400 claims for personal injury), compared to approximately 41,500 lawsuits at December 31, 1996 (31 involving claims for property damage and the remainder involving approximately 91,500 claims for personal injury).

Property Damage Litigation
--------------------------

Through March 31, 1997, 137 asbestos property damage cases were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in seven cases (none of which is on appeal) for a total of $60.3; and 187 property damage cases were settled for a total of $450.5. Property damage case activity for the three months ended March 31, 1997 was as follows:

-------------------------------------------------------------------------------
Cases outstanding, December 31, 1996.............................         31
Settlements......................................................         (1)
Dismissals.......................................................         (2)
                                                                         ---
   Cases outstanding, March 31, 1997.............................         28
                                                                         ===
-------------------------------------------------------------------------------

Personal Injury Litigation
--------------------------

Through March 31, 1997, approximately 12,400 asbestos personal injury lawsuits involving 28,700 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 32,400 lawsuits involving 68,600 claims were disposed of for a total of $195.7. Personal injury claim activity for the three months ended March 31, 1997 was as follows:

                       W. R. GRACE & CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in millions)


-------------------------------------------------------------------------------
Claims outstanding, December 31, 1996.........................     91,511
New claims....................................................      8,955
Claims under amended complaints...............................      1,577
Settlements...................................................     (2,318)
Dismissals....................................................     (1,365)
Judgments, net................................................         (1)
                                                                  -------
   Claims outstanding, March 31, 1997.........................     98,359
                                                                  =======
-------------------------------------------------------------------------------

Asbestos-Related Liability
--------------------------

Based upon and subject to the factors discussed in Note 2 to the consolidated financial statements in the 1996 10-K, Grace estimates that its probable liability with respect to the defense and disposition of asbestos property damage and personal injury cases and claims was as follows at March 31, 1997 and December 31, 1996:

----------------------------------------------------------------------------------------
                                                               March 31,   December 31,
                                                                1997(1)      1996(1)
----------------------------------------------------------------------------------------
Current liability for asbestos-related litigation(2).......     $135.0       $135.0
Noncurrent liability for asbestos-related litigation.......      836.1        859.1
                                                               -------      -------
   Total asbestos-related liability(3).....................     $971.1       $994.1
                                                                ======       ======
----------------------------------------------------------------------------------------

(1) Reflects property damage and personal injury cases and claims pending at March 31, 1997 and December 31, 1996, respectively, as well as personal injury claims expected to be filed through 2001.
(2) Included in "Other current liabilities" in the Consolidated Balance Sheet.
(3) Excludes one property damage case as to which liability is not yet estimable because Grace has not yet been able to obtain sufficient information through discovery proceedings.

Asbestos-Related Insurance Receivable

Grace previously purchased insurance policies with respect to its asbestos-related lawsuits and claims. The following table displays the activity in Grace's notes receivable from insurance carriers and asbestos-related insurance receivable during the three months ended March 31, 1997:

------------------------------------------------------------------------------------------------------------
Notes Receivable
Notes receivable from insurance carriers at December 31, 1996, net of discount of $7.4(1)......  $   48.5
Proceeds from asbestos-related insurance settlements...........................................      (5.3)
Amortization, net..............................................................................        .6
                                                                                                 --------
   Notes receivable from insurance carriers at March 31, 1997, net of discount of $6.8(2)......  $   43.8
                                                                                                 --------
Insurance Receivable
Asbestos-related insurance receivable at December 31, 1996(3)..................................  $  331.3
Proceeds from asbestos-related insurance settlements...........................................     (19.8)
                                                                                                 --------
   Asbestos-related insurance receivable at March 31, 1997(3)..................................  $  311.5
                                                                                                 --------

   Total amounts due from insurance carriers...................................................  $  355.3
                                                                                                 ========
------------------------------------------------------------------------------------------------------------

(1) Classified in the December 31, 1996 Consolidated Balance Sheet as $17.2 in "Notes and accounts receivable, net" and $31.3 in "Other assets."
(2) Classified in the March 31, 1997 Consolidated Balance Sheet as $14.7 in "Notes and accounts receivable, net" and $29.1 in "Other assets."
(3) $35.0 of the asbestos-related insurance receivable is classified in "Notes and accounts receivable, net" in the December 31, 1996 and March 31, 1997 Consolidated Balance Sheets.

                       W. R. GRACE & CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in millions)


Notes receivable from insurance carriers represent amounts due from insurance carriers in reimbursement for amounts previously paid by Grace in defending and disposing of asbestos cases and claims; payments under these notes will be received through 2001. These notes do not bear stated interest rates and, therefore, have been discounted using a weighted average interest rate of 6.7%.

The asbestos-related insurance receivable at March 31, 1997 predominantly represents amounts expected to be received from carriers under settlement agreements in reimbursement for defense and disposition costs to be paid by Grace in the future in connection with property damage and personal injury cases and claims pending at March 31, 1997 and personal injury claims expected to be filed through 2001.

Insurance Litigation
--------------------

Grace's ultimate exposure with respect to its asbestos-related cases and claims will depend on the extent to which its insurance will cover damages for which it may be held liable, amounts paid in settlement and litigation costs. In Grace's opinion, it is probable that recoveries from its insurance carriers (including amounts reflected in the receivable discussed above), along with other funds, will be available to satisfy the property damage and personal injury cases and claims pending at March 31, 1997, as well as personal injury claims expected to be filed in the foreseeable future. Consequently, Grace believes that the resolution of its asbestos-related litigation will not have a material adverse effect on its consolidated financial position.

For additional information, see Note 2 to the consolidated financial statements in the 1996 10-K.

3.  DIVESTED BUSINESS

In June 1996, Grace sold its water treatment and process chemicals business (Dearborn). The sales and revenues of this business for the three months ended March 31, 1996 were $98.0; its financial position and results of operations were not significant to Grace.

4.  DISCONTINUED OPERATIONS

In February 1997, Grace sold its cocoa business to Archer-Daniels-Midland Company for total proceeds of $470.0 (inclusive of debt assumed by the buyer), subject to adjustment. The pretax and after-tax effects of the divestment were consistent with prior estimates and have been charged against previously established reserves.

                      W. R. GRACE & CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in millions)

Results of Discontinued Operations
----------------------------------

In the fourth quarter of 1996, Grace classified its thermal and emission control systems business (TEC Systems) as a discontinued operation. Grace classified its health care business as a discontinued operation in the second quarter of 1995 and disposed of that business in 1996. Results of these discontinued operations that were not charged against previously established reserves were as follows:

----------------------------------------------------------------------------------------
                                                                    Three Months Ended
                                                                      March 31, 1996
----------------------------------------------------------------------------------------
Health Care
Sales and revenues..................................................       $ 539.7
                                                                           -------
Income from operations before taxes(1)..............................       $  38.2
Income tax provision................................................          16.2
                                                                           -------
   Income from discontinued health care operations..................       $  22.0
                                                                           -------

TEC Systems
Sales and revenues..................................................       $  24.4
                                                                           -------
Loss from operations before taxes...................................       $  (3.3)
Income tax benefit..................................................          (1.3)
                                                                           -------
   Loss from discontinued TEC Systems operations....................       $  (2.0)
                                                                           -------

   Total income from discontinued operations........................       $  20.0
                                                                           =======
----------------------------------------------------------------------------------------

(1) Reflects allocated interest expense of $26.8 for the three months ended March 31, 1996, based on the ratio of the net assets of the health care business compared to Grace's total capital.

For the three months ended March 31, 1997, the operating results of TEC Systems, the cocoa business and other discontinued operations have been charged against previously established reserves and, therefore, are not reflected in the above results.

The net assets of discontinued operations at March 31, 1997, as presented in the Consolidated Balance Sheet, primarily reflect TEC Systems. The components of the net assets of Grace's remaining discontinued operations (excluding intercompany assets) at March 31, 1997 are as follows:

----------------------------------------------------------------------------------------
                                                                      MARCH 31,
                                                                        1997
----------------------------------------------------------------------------------------
Current assets......................................................    $41.3
Properties and equipment, net.......................................     15.8
Investments in and advances to affiliated companies.................     12.1
Other assets........................................................      4.8
                                                                        -----
   Total assets.....................................................    $74.0
                                                                        -----

Current liabilities.................................................    $14.2
Other liabilities...................................................      2.3
                                                                        -----
   Total liabilities................................................    $16.5
                                                                        -----
   Net assets.......................................................    $57.5
                                                                        =====
----------------------------------------------------------------------------------------

For additional information, see Note 6 to the consolidated financial statements in the 1996 10-K.

                       W. R. GRACE & CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in millions)

5.  INVENTORIES

The components of Grace's inventories are as follows:

----------------------------------------------------------------------------------------
                                                             March 31,    December 31,
                                                               1997          1996
----------------------------------------------------------------------------------------
Raw and packaging materials................................  $   102.8    $   100.9
In process.................................................       70.5         67.6
Finished products..........................................      179.5        179.0
General merchandise........................................       71.8         73.4
Less: Adjustment of certain inventories to a
     last-in/first-out (LIFO) basis........................      (45.4)       (44.8)
                                                             ---------    ---------
                                                             $   379.2    $   376.1
                                                             =========    =========
----------------------------------------------------------------------------------------

6.  SHAREHOLDERS' EQUITY

During the first quarter of 1997, the Company substantially completed the share repurchase program initiated in 1996 by acquiring 6,306,300 additional shares of its common stock for $335.9, or an average price of $53.26 per share.

For additional information, see Note 13 to the consolidated financial statements in the 1996 10-K.

7.  EARNINGS PER SHARE

In the first quarter of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share effective December 31, 1997. At December 31, 1997, all prior periods will be restated to reflect the new basic and diluted earnings per share amounts required by SFAS No. 128. Had the Company followed the methodology prescribed by SFAS No. 128, the Company's earnings per share (EPS) for the three months ended March 31, 1997 and 1996 would have been as follows:

----------------------------------------------------------------------------------------
                         Actual                                   Pro Forma
                     First Quarter                               First Quarter
                     1997     1996                               1997     1996
----------------------------------------------------------------------------------------

Primary EPS         $  .60   $  .64               Basic EPS     $  .62   $  .65
                    ======   ======                             ======   ======

Fully diluted EPS   $  .60   $  .63               Diluted EPS   $  .60   $  .64
                    ======   ======                             ======   ======
----------------------------------------------------------------------------------------

8.  SUBSEQUENT EVENT

On May 1, 1997, Grace completed the sale of its specialty polymers business to National Starch and Chemical Company for $148.0, subject to adjustment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

REVIEW OF OPERATIONS

OVERVIEW

Grace, through its subsidiaries, is one of the world's leading packaging and specialty chemicals companies. Grace's core businesses are packaging, catalysts and other silica-based products (Grace Davison) and construction products.


Sales and revenues in the first quarter of 1997 decreased 8.9% compared to the first quarter of 1996. Excluding divested businesses, sales and revenues in the first quarter of 1997 increased 2.8% over the 1996 first quarter. Pretax income from continuing operations for the first quarter of 1997 was $73.7 million, a 6.3% increase compared to the 1996 first quarter. Grace's 1997 first quarter pretax operating income of $91.3 million increased 4.7% over the same period in 1996. Pretax operating results for the three months ended March 31, 1996, have been restated to reflect the classification of certain businesses as discontinued operations.

----------------------------------------------------------------------------------------
PRETAX OPERATING RESULTS - CONTINUING OPERATIONS           Three Months Ended March 31,
(In millions)                                                     1997       1996
----------------------------------------------------------------------------------------
Sales and revenues, excluding divested businesses..........     $ 785.1    $ 763.6
Sales and revenues of divested businesses(1)...............          --       98.0
                                                                -------    -------
   Sales and revenues......................................     $ 785.1    $ 861.6
                                                                =======    =======

Operating income, excluding divested businesses............     $  91.3    $  87.3
Operating loss of divested businesses(1)...................          --        (.1)
                                                                -------    -------
   Operating income........................................     $  91.3    $  87.2
Other income/(expense):
   Interest expense and related financing costs............       (19.1)     (18.4)
   Other income/(expense), net.............................         1.5         .5
                                                                -------    -------
   Income from continuing operations.......................     $  73.7    $  69.3
                                                                =======    =======
----------------------------------------------------------------------------------------

(1) Primarily reflects Grace's water treatment and process chemicals business, divested in June 1996.


The following discussion includes projections and other "forward-looking" information. Grace is subject to risks and other uncertainties that could cause its actual results to differ materially from any such projections or that could cause other forward-looking information to prove incorrect. For a discussion of such risks and uncertainties, see "Introduction and Overview -- Projections and Other Forward-Looking Information" in Item 1 of the 1996 10-K.


SALES AND REVENUES

------------------------------------------------------------------------------------------------------
SALES AND REVENUES (excluding divested businesses)      Three Months Ended March 31,     % CHANGE
(In millions)                                                1997        1996          1997 VS. 1996
------------------------------------------------------------------------------------------------------
Packaging..............................                     $488.8      $474.6             3.0 %
Grace Davison..........................                      174.6       185.6            (5.9)
Construction Products..................                      103.0        84.3            22.2
Other..................................                       18.7        19.1            (2.1)
                                                            ------      ------
   Sales and revenues..................                     $785.1      $763.6             2.8%
                                                            ======      ======
------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


As noted above, sales and revenues (excluding divested businesses) increased 2.8% in the first quarter of 1997 over the same period in 1996, reflecting a favorable volume/price/product mix variance estimated at 5.2%, partially offset by an unfavorable currency translation variance estimated at 2.4%. The following is a discussion of the sales and revenues of Grace's product lines.


PACKAGING
---------

Sales and revenues increased 3.0% in the first quarter of 1997 over the first quarter of 1996. The effect of a strengthening dollar against foreign currencies decreased first quarter 1997 sales growth by an estimated 2.3%, while volume/price/product mix contributed to sales growth by an estimated 5.3%. First quarter 1997 sales volume was positively affected by the July 1996 acquisition of Cypress Packaging, Inc., a leading supplier of plastic packaging materials for the retail pre-cut produce market, and the August 1996 acquisition of Bayem S.A. de C.V. (Bayem), a Mexican producer of can coatings and closure sealants for the rigid container industry. These acquisitions accounted for approximately one-third of the overall sales increase of 3.0%. In addition to these acquisitions, Packaging experienced sales growth within product groups as described below.

Excluding the effect of currency movements for the first quarter of 1997, bag sales increased across all regions over the first quarter of 1996. Volumes increased in North America in the first quarter of 1997 due to strengthening in the boneless beef segment, market share gains in fresh red meat bags and continued penetration of TBG(TM) boneguard packaging products into the fresh beef segment. These increases were partially offset by softness in the North American pork market, reflecting reduced slaughter rates stemming from livestock reductions caused by higher prices for corn and other feeds. This market is expected to improve as corn prices stabilize and livestock numbers return to more normal levels. European bag sales volumes increased as a result of continued strong sales in the cheese and processed (smoked and cured) meat segments in northeastern Europe. However, growth in Europe has been negatively affected by reduced beef consumption due to continued consumer fears associated with publicity surrounding bovine spongiform encephalopathy - commonly referred to as "mad cow disease." Volumes in Latin America increased as a result of increased exports of fresh red meat to Europe and continued economic improvement in Argentina. Bag sales volumes in Asia Pacific also increased as a result of strong market demand, especially for boxed beef packaging in Australia.

First quarter laminate sales for 1997 increased in most regions as a result of market share growth and continued strong customer demand. Sales growth was particularly strong in Latin America as a result of increased demand for cook-in and food service packaging for the processed and prepared foods segment.

Film sales for the first quarter of 1997 showed a modest increase compared to the first quarter of 1996. In Europe, film sales increased due to the continued success of central packaging programs for fresh red meat, poultry and fish, and North American film sales increased as a result of new product introductions for industrial and consumer goods applications.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


Container sealants and coatings sales increased slightly in the first quarter of 1997 compared to the first quarter of 1996. Volume increased in Latin America from improved market penetration of can coating products, primarily due to the acquisition of Bayem discussed above, offset by sales declines in Asia Pacific and Europe, primarily due to a reduction in the size of container openings, requiring less can sealing compound, the increased penetration of plastic bottles and depletion of customers' excess inventory from 1996.


GRACE DAVISON
-------------

Sales of catalysts and other silica-based products in the 1997 first quarter declined 5.9% compared to the same period in 1996. The effect of a strengthening dollar caused sales to decline by an estimated 3.5% compared to the 1996 quarter; the balance of the decline was due to an unfavorable volume/price/product mix variance estimated at 2.4%.


Fluid cracking catalyst sales were negatively impacted by both price and volume reductions in the first quarter of 1997 compared to the first quarter of 1996. Pricing pressures, which began in the third quarter of 1996, lessened in the 1997 first quarter in both North America and Asia Pacific, but increased in Europe. Volume reductions were primarily caused by a large number of temporary shutdowns of customers' refineries for maintenance, repair and upgrades (turnarounds) compared to the first quarter of 1996. Also contributing to the decrease in sales was the loss of a large customer in Asia Pacific. However, Grace Davison has maintained its global market share despite the pricing pressures and volume reductions discussed above.

Silica/adsorbent sales were lower in the first quarter of 1997 compared to the first quarter of 1996 primarily due to reduced sales of high-cost catalysts. This decrease was partially offset by increased shipments of new products to the graphic arts and ink jet markets.

Polyolefin catalyst sales increased slightly in the first quarter of 1997 compared to the same period in 1996. First quarter volumes increased compared to the 1996 first quarter. Price/mix variances also positively affected sales levels in all regions except Asia Pacific. 1997 sales are expected to increase compared to 1996 due to the continued strong resin market, which is driven largely by the plastics industry.


CONSTRUCTION PRODUCTS
---------------------

Sales increased 22.2% in the 1997 first quarter compared to the 1996 first quarter, primarily as a result of strong North American sales of fire protection, waterproofing, and cement additives and concrete admixture products. Contributing significantly to the sales increase was a mild winter in the northeastern U.S., allowing greater than normal construction activity, especially as compared to the unusually harsh winter experienced in the 1996 first quarter. Sales of new products also contributed significantly to the increase, led by the success of new water-reducing concrete admixtures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


Sales levels in Europe, Latin America and Asia Pacific increased as well, mainly due to volume. Geographic expansion into targeted growth markets in southeast Asia and Latin America accounted for an estimated 3.0% points of the overall 22.2% sales increase. Asia Pacific posted strong sales of concrete products, while Latin America experienced increased sales of both cement and concrete products. In Europe, higher sales of waterproofing products were partially offset by small declines in cement and concrete products.


OPERATING RESULTS

--------------------------------------------------------------------------------------------------
OPERATING INCOME (excluding divested businesses)     Three Months Ended March 31,     % CHANGE
(In millions)                                             1997        1996          1997 VS. 1996
--------------------------------------------------------------------------------------------------
Packaging...................................              $67.2       $60.0             12.0 %
Grace Davison...............................               17.7        28.1            (37.0)
Construction Products.......................                3.8        (3.6)              --
Other.......................................                2.6         2.7             (3.7)
                                                          -----       -----
   Operating income.........................              $91.3       $87.2              4.7%
                                                          =====       =====
--------------------------------------------------------------------------------------------------

Overall, pretax operating income continues to be favorably impacted across all regions and product lines by cost management programs initially implemented in 1995. Under these programs, Grace has implemented, and expects to further implement, additional cost reductions and efficiency improvements, as it further evaluates and reengineers its operations. The following is a discussion of the operating income of Grace's product lines.


PACKAGING
---------

Packaging pretax operating income increased 12.0% in the first quarter of 1997 compared to the first quarter of 1996 as a result of the volume increases discussed above, as well as ongoing cost containment efforts, including a sales force restructuring. However, these improvements in operating income were partially offset by increased expenses, including an increase in raw material prices for resins in North America, higher expenses (primarily depreciation and amortization expenses) associated with a packaging plant in Kuantan, Malaysia that began operations in the fourth quarter of 1996, and an increase in research and development expenses as a result of the continued emphasis on new product development.


GRACE DAVISON
-------------

Grace Davison operating income for the first three months of 1997 declined 37.0% compared to the same period in 1996. A weak fluid cracking catalyst market decreased both volumes and prices, higher natural gas prices increased operating costs, recent expansion activities increased depreciation expenses, and foreign exchange translation unfavorably impacted earnings. There were also nonrecurring items contributing to the decrease in operating income between the first quarters of 1997 and 1996. In particular, the large number of refinery turnarounds decreased sales and harsh winter weather at Grace Davison's Lake Charles, Louisiana facility increased repair and maintenance costs. Despite these declines, Grace Davison has maintained market share, as discussed above, and the introductions of new manufacturing process technologies and new products are expected to improve margins throughout the year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


CONSTRUCTION PRODUCTS
---------------------

Construction Products pretax operating income for the 1997 first quarter was a record $3.8 million, compared to a $3.6 million loss in the 1996 first quarter. Historically, Construction Products has reported a pretax operating loss in the first quarter due to slowed U.S. and European construction activity in the winter. However, the 22.2% increase in sales, combined with the company-wide cost management program discussed above, produced exceptional 1997 first quarter results.


OTHER ITEMS

INTEREST EXPENSE AND RELATED FINANCING COSTS
--------------------------------------------

Interest expense and related financing costs for continuing operations of $19.1 million in the first quarter of 1997 increased slightly compared to the same period in 1996. Including amounts allocated to discontinued operations, interest expense and related financing costs decreased 58.0% during the three months ended March 31, 1997 compared to the three months ended March 31, 1996. The decrease was primarily due to lower average debt levels (as a result of debt repayments made using the proceeds from the September 1996 separation of Grace's principal health care business and other divestments) and lower average effective interest rates.

See "Financial Condition: Liquidity and Capital Resources" below for further information on borrowings.


RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

Research and development (R&D) spending decreased 16.7% in the first quarter of 1997 compared to the first quarter of 1996. The decrease reflects the continued positive impact of cost management initiatives implemented during 1996 and 1995, primarily the elimination of Grace's corporate research organization in the fourth quarter of 1996, the transfer of core R&D activities to the product lines and the termination of R&D activities not related to Grace's core packaging and specialty chemicals businesses. The decrease is also attributable to the elimination of R&D spending related to Grace's water treatment and process chemicals business, which was divested in June 1996. As a result of these initiatives, Grace has been able to increase its R&D spending for its core businesses while reducing total R&D expenses. Grace's R&D spending will continue to be directed toward its core businesses.


DISCONTINUED OPERATIONS
-----------------------

During 1996, Grace completed the separation of National Medical Care, Inc. and sold its separations science business (Amicon). These health care businesses had been classified as discontinued operations in 1995. First quarter 1996 income from discontinued operations of $20.0 million included net income of $22.0 million ($38.2 million pretax) from health care operations. In 1996, Grace classified TEC Systems as a discontinued operation. First quarter 1996 income from discontinued operations included a loss of $2.0 million ($3.3 million pretax) from TEC Systems.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Grace's continuing operating activities used net pretax cash of $14.7 million in the first quarter of 1997, compared to $45.0 million in the first quarter of 1996. Improved operating results and an increase in cash inflows from settlements with certain insurance carriers (in connection with asbestos-related litigation), net of amounts paid for the defense and disposition of asbestos-related litigation, contributed to the favorable variance. After giving effect to the net pretax cash provided by operating activities of discontinued operations and payments of income taxes, the net cash used by operating activities decreased by $44.5 million in the first three months of 1997 compared to the same period in 1996.

Investing activities provided $395.6 million of cash in the first quarter of 1997, largely reflecting net cash proceeds from divestments of $302.5 million (primarily from the sale of Grace's cocoa business) and the receipt of $215.6 million on the 1996 sales of Dearborn and Amicon. Grace made capital expenditures of $49.8 million in the three months ended March 31, 1997, primarily related to the Packaging and Grace Davison businesses. Grace anticipates that total 1997 capital expenditures will not exceed $300.0 million, all of which will be directed towards its core businesses.

Net cash used for financing activities in the first quarter of 1997 was $338.2 million, primarily reflecting reductions in debt, the repurchase of stock as discussed below, and the payment of dividends, partially offset by proceeds from the exercise of employee stock options. Total debt was $1,358.5 million at March 31, 1997, a decrease of $29.7 million from December 31, 1996.

During the first quarter of 1997, the Company substantially completed the share repurchase program initiated in 1996 by acquiring 6,306,300 additional shares of its common stock for $335.9 million, or an average price of $53.26 per share.

Grace is targeting a ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 1.6 to 2.0. The debt/EBITDA ratio was
2.2 at March 31, 1997, but it is expected to be within the target range in 1997 after the receipt of all divestment proceeds.

At March 31, 1997, Grace had committed borrowing facilities totaling $1.0 billion, consisting of $650 million under a 364-day facility expiring in May 1997 and $350 million under a long-term facility expiring in September 1999. As of March 31, 1997, $468.8 million was available under these facilities. Grace is currently in the process of amending and extending these facilities to May 1998 and May 2002, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION(CONTINUED)


ASBESTOS-RELATED MATTERS
------------------------

In the first quarter of 1997, Grace received $1.2 million under settlements with certain insurance carriers, net of amounts paid for the defense and disposition of asbestos-related property damage and personal injury litigation. Although the amounts to be paid in 1997 with respect to asbestos-related claims (after giving effect to payments to be received from insurance carriers) cannot be precisely estimated, Grace expects that it will be required to expend approximately $75-$100 million (pretax) in 1997 to defend against and dispose of such claims (after giving effect to anticipated insurance recoveries). The amounts with respect to the probable cost of defending against and disposing of asbestos-related claims and probable recoveries from insurance carriers represent estimates and are on an undiscounted basis; the outcomes of such claims cannot be predicted with certainty. See Note 2 to the interim consolidated financial statements in this Report for further information concerning asbestos-related lawsuits and claims.

ENVIRONMENTAL MATTERS
---------------------

There were no significant developments relating to environmental liabilities in the first quarter of 1997. For additional information relating to environmental liabilities, see Note 11 to the consolidated financial statements in the 1996 10-K.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
-------  ------------------

    Note 2 to the Consolidated Financial Statements in Part I of this Report is incorporated herein by reference.

Item 5.  Other Information.
-------  ------------------

    (a) In April 1997, Grace completed the acquisition of Schurpack, Inc., a manufacturer of flexible food packaging located in St. Joseph, Missouri. Schurpack had 1996 sales of approximately $20 million.

    (b) On May 1, 1997, Grace completed the sale of its specialty polymers business to National Starch and Chemical Company for $148 million, subject to adjustment.

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

    (a)  Exhibits. The following are being filed as exhibits to this Report:
         ---------

         --       W. R. Grace & Co. 1996 Stock Incentive Plan, as amended
         --       weighted average number of shares and earnings used in per share computations
         --       computation of ratio of earnings to fixed charges and
                  combined fixed charges and preferred stock dividends
         --       financial data schedule

    (b) Reports on Form 8-K. The Company filed the following Reports on Form
        --------------------
8-K during the first quarter and the beginning of the second quarter of 1997:

Date of Filing                            Disclosure(s)
--------------                            -------------

January 8, 1997         Announcement that Grace had entered into a definitive
                        agreement to sell its worldwide cocoa business to Archer-Daniels-Midland Company; announcement of the completion of the sale of Grace's Amicon separations science business to Millipore Corporation; and announcement of the release of W. R. Grace & Co.-Conn., the Company's principal operating subsidiary, from guarantees of certain borrowings by National Medical
                        Care, Inc., a former subsidiary

February 14, 1997       Announcement of 1996 fourth quarter and full year
                        results

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

May 1, 1997             Announcement of 1997 first quarter results

                                   SIGNATURE
                                   ---------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            W. R. GRACE & CO.
                                            -----------------
                                              (Registrant)





Date: May 13, 1997                          By /s/ Kathleen A. Browne
                                               ----------------------
                                               Kathleen A. Browne
                                               Vice President and Controller
                                               (Principal Accounting Officer)

                               W. R. GRACE & CO.

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997


                                 EXHIBIT INDEX


EXHIBIT NO.                          DESCRIPTION
-----------                          -----------

   10.1       W. R. Grace & Co. 1996 Stock Incentive Plan, as amended

   11 Weighted average number of shares and earnings used in per share computations

   12 Computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends

   27         Financial Data Schedule