Form 10-Q
period 1997-06-30
WR GRACE & CO/DE
filed 1997-08-12
CIK 1012100

-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1997


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

                             Yes  X     No
                                -----     -----

73,410,165 shares of Common Stock, $.01 par value, were outstanding at August 1, 1997.

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

         Consolidated Balance Sheet                             I - 3

         Notes to Consolidated Financial Statements             I - 4 to I - 10

 Item 2. Management's Discussion and Analysis of Results of     I - 11 to I - 19
         Operations and Financial Condition

Part II. Other Information

 Item 1. Legal Proceedings                                      II - 1
 Item 4. Submission of Matters to a Vote of Security Holders    II - 1
 Item 5. Other Information                                      II - 3
 Item 6. Exhibits and Reports on Form 8-K                       II - 3



     As used in this Report, the term "Company" refers to W. R. Grace & Co., and the term "Grace" refers to the Company and/or one or more of its subsidiaries.

                             PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

---------------------------------------------------------------------------------------
W. R. GRACE & CO. AND SUBSIDIARIES                Three Months Ended  Six Months Ended
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)        June 30,          June 30,
---------------------------------------------------------------------------------------
In millions (except per share amounts)              1997      1996     1997      1996
---------------------------------------------------------------------------------------
Sales and revenues.............................   $  842.5  $  920.3  $1,627.6  $1,781.9
Other income...................................       18.9      14.3      23.6      18.1
                                                  --------  --------  --------  --------

      TOTAL....................................      861.4     934.6   1,651.2   1,800.0
                                                  --------  --------  --------  --------

Cost of goods sold and operating expenses......      513.2     549.2     993.2   1,061.8
Selling, general and administrative expenses...      158.0     201.0     304.6     394.9
Depreciation and amortization..................       49.2      45.9      97.7      90.8
Interest expense and related financing costs...       20.3      18.3      39.4      36.7
Research and development expenses..............       21.7      26.2      43.6      52.5
Restructuring costs............................       12.4      53.7      12.4      53.7
Gain on sales of businesses....................     (103.1)   (326.4)   (103.1)   (326.4)
                                                  --------  --------  --------  --------

      TOTAL....................................      671.7     567.9   1,387.8   1,364.0
                                                  --------  --------  --------  --------

      INCOME FROM CONTINUING OPERATIONS BEFORE
              INCOME TAXES.....................      189.7     366.7     263.4     436.0
Provision for income taxes.....................       72.3     131.7      99.6     157.4
                                                  --------  --------  --------  --------

      INCOME FROM CONTINUING OPERATIONS........      117.4     235.0     163.8     278.6
Income from discontinued operations............         --      98.9        --     118.9
                                                  --------  --------  --------  --------

      NET INCOME...............................   $  117.4  $  333.9  $  163.8  $  397.5
                                                  ========  ========  ========  ========

-----------------------------------------------------------------------------------------

Earnings per share:
   Continuing operations......................    $   1.61  $   2.43  $   2.21  $   2.86
   Net income.................................    $   1.61  $   3.45  $   2.21  $   4.09

Fully diluted earnings per share:
   Continuing operations......................    $   1.56  $   2.39  $   2.15  $   2.80
   Net income.................................    $   1.56  $   3.39  $   2.15  $   4.00

Dividends declared per common share...........    $   .145  $   .125  $    .27  $    .25

Weighted average shares outstanding...........        72.8      96.6      74.0      97.3

-----------------------------------------------------------------------------------------

              The Notes to Consolidated Financial Statements are
                      integral parts of these statements.

W. R. GRACE & CO. AND SUBSIDIARIES                                SIX MONTHS ENDED
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)                      JUNE 30,
----------------------------------------------------------------------------------------
In millions                                                       1997         1996
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Income from continuing operations before income taxes.......     $263.4     $  436.0
Reconciliation to cash provided by operating activities:
   Depreciation and amortization............................       97.7         90.8
   Provision relating to restructuring costs................       12.4         53.7
   Gain on sales of businesses..............................     (103.1)      (326.4)
   Changes in assets and liabilities, excluding effect of
      businesses acquired/divested and foreign
      currency exchange:
      Increase in notes and accounts receivable, net........      (72.3)       (78.4)
      (Increase)/decrease in inventories....................      (13.1)        33.3
      Proceeds from asbestos-related insurance settlements..       42.5         99.7
      Payments made for asbestos-related litigation
         settlements, judgments and defense costs...........      (49.9)       (73.1)
      Decrease in accounts payable..........................      (36.3)       (20.3)
      Other.................................................      (47.2)       (98.2)
                                                               ---------    ---------
   NET PRETAX CASH PROVIDED BY OPERATING ACTIVITIES
     OF CONTINUING OPERATIONS...............................       94.1        117.1
Net pretax cash (used for)/provided by operating activities
     of discontinued operations.............................      (25.3)        41.9
                                                               ---------    ---------
   NET PRETAX CASH PROVIDED BY OPERATING ACTIVITIES.........       68.8        159.0
Income taxes paid...........................................      (28.0)       (40.5)
                                                               ---------    ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES................       40.8        118.5
                                                               ---------    ---------
INVESTING ACTIVITIES
Capital expenditures........................................     (113.6)      (234.5)
Net proceeds from divestments...............................      666.3        697.1
Businesses acquired in purchase transactions, net of
   cash acquired and debt assumed...........................      (15.9)          --
Net investing activities of discontinued operations.........      (70.7)       (97.6)
Other ......................................................       14.9         14.7
                                                               ---------    ---------
   NET CASH PROVIDED BY INVESTING ACTIVITIES................      481.0        379.7
                                                               ---------    ---------
FINANCING ACTIVITIES
Dividends paid..............................................      (19.8)       (24.5)
Repayments of borrowings having original maturities in
   excess of three months...................................      (72.8)       (50.8)
Increase in borrowings having original maturities in
   excess of three months...................................       (2.9)          --
Net repayments of borrowings having original maturities of
   three months or less.....................................     (137.0)        (6.7)
Stock options exercised.....................................       24.3         53.2
Net financing activities of discontinued operations.........         --        (37.1)
Purchase of treasury stock..................................     (335.9)      (398.2)
                                                               ---------    ---------
   NET CASH USED FOR FINANCING ACTIVITIES...................     (544.1)      (464.1)
                                                               ---------    ---------

Effect of exchange rate changes on cash and cash equivalents       (2.8)        (1.0)
                                                               ---------    ---------
   (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS.........   $  (25.1)    $   33.1
                                                               =========    =========

----------------------------------------------------------------------------------------

              The Notes to Consolidated Financial Statements are
                      integral parts of these statements.

W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

----------------------------------------------------------------------------------------
                                                               June 30,   December 31,
In millions (except par value)                                  1997          1996
----------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents................................... $     43.2   $     68.3
Notes and accounts receivable, net..........................      635.1        831.4
Inventories.................................................      376.0        376.1
Net assets of discontinued operations.......................       56.8        297.4
Deferred income taxes.......................................      121.5        183.9
Other current assets........................................       26.8         17.8
                                                             ----------   ----------
   TOTAL CURRENT ASSETS.....................................    1,259.4      1,774.9

Properties and equipment, net of accumulated depreciation and
   amortization of $1,478.9 (December 31, 1996 - $1,436.6)..    1,814.6      1,871.3
Goodwill, less accumulated amortization of $14.3
   (December 31, 1996 - $18.6)..............................       38.1         40.6
Asbestos-related insurance receivable.......................      271.2        296.3
Deferred income taxes.......................................      314.7        309.2
Other assets................................................      614.3        653.5
                                                             ----------   ----------
   TOTAL ASSETS.............................................   $4,312.3     $4,945.8
                                                             ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt.............................................  $   106.5    $   315.2
Accounts payable............................................      218.8        274.7
Income taxes................................................      122.6        123.3
Other current liabilities...................................      697.0        773.9
                                                             ----------   ----------
   TOTAL CURRENT LIABILITIES................................    1,144.9      1,487.1

Long-term debt..............................................    1,060.9      1,073.0
Deferred income taxes.......................................       52.0         43.5
Noncurrent liability for asbestos-related litigation........      812.7        859.1
Other liabilities...........................................      819.9        850.7
                                                             ----------   ----------
   TOTAL LIABILITIES........................................    3,890.4      4,313.4
                                                             ----------   ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock issued, par value $.01.........................         .8           .8
Paid in capital.............................................      556.7        524.1
Retained earnings...........................................      316.6        172.6
Cumulative translation adjustments..........................     (116.4)       (64.6)
Deferred compensation trust, at market: 70,250 common shares       (3.9)          --
Treasury stock, at cost: 6,220,583 common shares
   (December 31, 1996 - 10,000).............................     (331.9)         (.5)
                                                             ----------   ----------
   TOTAL SHAREHOLDERS' EQUITY...............................      421.9        632.4
                                                             ----------   ----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............   $4,312.3     $4,945.8
                                                             ==========   ==========

----------------------------------------------------------------------------------------

              The Notes to Consolidated Financial Statements are
                     integral parts of these statements.

                      W. R. GRACE & CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in millions, except per share amounts)

1.  BASIS OF PRESENTATION

The interim consolidated financial statements in this Report are unaudited and should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (1996 Form 10-K). The interim consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments were of a normal recurring nature. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current periods' basis of presentation and as required with respect to discontinued operations.

The results of operations for the three- and six-month interim periods ended June 30, 1997 are not necessarily indicative of the results of operations for the fiscal year ending December 31, 1997.

2.  ASBESTOS AND RELATED INSURANCE LITIGATION

Grace is a defendant in property damage and personal injury lawsuits relating to previously sold asbestos-containing products and anticipates that it will be named as a defendant in additional asbestos-related lawsuits in the future. Grace was a defendant in approximately 43,300 asbestos-related lawsuits at June 30, 1997 (25 involving claims for property damage and the remainder involving approximately 104,500 claims for personal injury), compared to approximately 41,500 lawsuits at December 31, 1996 (31 involving claims for property damage and the remainder involving approximately 91,500 claims for personal injury).

Property Damage Litigation

Through June 30, 1997, 137 asbestos property damage cases were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in seven cases (none of which is on appeal) for a total of $60.3; and 190 property damage cases were settled for a total of $454.0. Property damage case activity for the six months ended June 30, 1997 was as follows:

--------------------------------------------------------------------------------
Cases outstanding, December 31, 1996................................     31
Settlements.........................................................     (4)
Dismissals..........................................................     (2)
                                                                       ----
   Cases outstanding, June 30, 1997.................................     25
                                                                        ===
--------------------------------------------------------------------------------

Personal Injury Litigation

Through June 30, 1997, approximately 12,500 asbestos personal injury lawsuits involving approximately 29,000 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 32,800 lawsuits involving approximately 69,700 claims were disposed of for a total of $204.0. Personal injury claim activity for the six months ended June 30, 1997 was as follows:

                      W. R. GRACE & CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in millions, except per share amounts)


--------------------------------------------------------------------------------
Claims outstanding, December 31, 1996...............................    91,511
New claims..........................................................    14,859
Claims under amended complaints.....................................     3,101
Settlements.........................................................    (3,420)
Dismissals..........................................................    (1,585)
Judgments...........................................................        (3)
                                                                       --------
   Claims outstanding, June 30, 1997................................   104,463
                                                                       ========
--------------------------------------------------------------------------------

Asbestos-Related Liability

Based upon and subject to the factors discussed in Note 2 to the consolidated financial statements in the 1996 Form 10-K, Grace estimates that its probable liability with respect to the defense and disposition of asbestos property damage and personal injury cases and claims was as follows at June 30, 1997 and December 31, 1996:

--------------------------------------------------------------------------------
                                                          June 30,  December 31,
                                                          1997(1)     1996(1)
--------------------------------------------------------------------------------
Current liability for asbestos-related litigation(2)....   $135.0      $135.0
Noncurrent liability for asbestos-related litigation....    812.7       859.1
                                                           ------      ------
   Total asbestos-related liability(3)..................   $947.7      $994.1
                                                           ======      ======
--------------------------------------------------------------------------------
(1) Reflects property damage and personal injury cases and claims pending at June 30, 1997 and December 31, 1996, respectively, as well as personal injury claims expected to be filed through 2001.
(2)  Included in "Other current liabilities" in the Consolidated Balance
     Sheet.
(3) Excludes one property damage case as to which liability is not yet estimable because Grace has not yet been able to obtain sufficient information through discovery proceedings.

Asbestos-Related Insurance Receivable

Grace previously purchased insurance policies with respect to its asbestos-related lawsuits and claims. The following table displays the activity in Grace's notes receivable from insurance carriers and asbestos-related insurance receivable during the six months ended June 30, 1997:

--------------------------------------------------------------------------------
NOTES RECEIVABLE
Notes receivable from insurance carriers at December 31, 1996,
   net of discount of $7.4(1)......................................   $   48.5
Proceeds from asbestos-related insurance settlements...............      (17.4)
Amortization, net..................................................        1.3
                                                                      --------
   Notes receivable from insurance carriers at June 30, 1997,
     net of discount of $6.1(2)....................................   $   32.4
                                                                      --------
INSURANCE RECEIVABLE
Asbestos-related insurance receivable at December 31, 1996(3)......   $  331.3
Proceeds from asbestos-related insurance settlements...............      (25.1)
                                                                      --------
   Asbestos-related insurance receivable at June 30, 1997(3).......   $  306.2
                                                                      --------

   Total amounts due from insurance carriers.......................   $  338.6
                                                                      ========
--------------------------------------------------------------------------------
(1) Classified in the December 31, 1996 Consolidated Balance Sheet as $17.2 in "Notes and accounts receivable, net" and $31.3 in "Other assets."
(2) Classified in the June 30, 1997 Consolidated Balance Sheet as $15.0 in "Notes and accounts receivable, net" and $17.4 in "Other assets."
(3) $35.0 of the asbestos-related insurance receivable is classified in "Notes and accounts receivable, net" in the December 31, 1996 and June
     30, 1997 Consolidated Balance Sheets.

                      W. R. GRACE & CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in millions, except per share amounts)


Insurance Litigation

Grace's ultimate exposure with respect to its asbestos-related cases and claims will depend on the extent to which its insurance will cover damages for which it may be held liable, amounts paid in settlement and litigation costs. In Grace's opinion, it is probable that recoveries from its insurance carriers (including amounts reflected in the receivable discussed above), along with other funds, will be available to satisfy the property damage and personal injury cases and claims pending at June 30, 1997, as well as personal injury claims expected to be filed in the foreseeable future. Consequently, Grace believes that the resolution of its asbestos-related litigation will not have a material adverse effect on its consolidated financial position.

For additional information, see Note 2 to the consolidated financial statements in the 1996 Form 10-K.

3.  ACQUISITIONS AND DIVESTMENTS

Acquisitions

In April 1997, Grace purchased all of the shares of capital stock of Schurpack, Inc. (Schurpack), a manufacturer of flexible food packaging located in St. Joseph, Missouri. Schurpack, with 1996 sales of approximately $20.0, is a leading manufacturer of plastic laminate packaging materials for the institutional and retail cook-in market segment. Schurpack also co-extrudes and converts film for food and non-food applications.

Divestments

In May 1997, Grace completed the sale of its specialty polymers business to National Starch and Chemical Company for $148.0, subject to adjustment. The sales and revenues of this business for the three and six months ended June 30, 1997 were $6.8 and $24.8, respectively ($17.6 and $36.1 for the three and six months ended June 30, 1996, respectively); its financial position and results of operations were not significant to Grace. The sale of this business resulted in a pretax gain of $103.1, and an after-tax gain of $63.0 ($.86 per common share), in continuing operations.

In June 1996, Grace sold its water treatment and process chemicals business (Dearborn). The sales and revenues of this business for the three and six months ended June 30, 1996 were $103.6 and $201.2, respectively; its financial position and results of operations were not significant to Grace. The sale of this business and the biopesticides business (sold in the second quarter of 1996) resulted in a pretax gain of $326.4, and an after-tax gain of $210.1 ($2.18 per common share), in continuing operations.

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


In the fourth quarter of 1996, Grace classified its thermal and emission control systems business (TEC Systems) as a discontinued operation. Grace classified its health care business as a discontinued operation in the second quarter of 1995 and disposed of that business in 1996. Results of these discontinued operations that were not charged against previously established reserves, and the gain on the May 1996 sale of Grace's transgenic plant business, were as follows:

----------------------------------------------------------------------------------------
                                                  Three Months Ended    Six Months Ended
                                                        June 30,           June 30,
                                                         1996                1996
----------------------------------------------------------------------------------------
HEALTH CARE
Sales and revenues.............................         $565.5             $1,105.2
                                                        ------             --------
Income from operations before taxes(1).........         $ 38.9             $   77.1
Income tax provision...........................           17.5                 33.7
                                                        ------             --------
   Income from discontinued health care operations      $ 21.4             $   43.4
                                                        ------             --------
TEC SYSTEMS
Sales and revenues.............................         $ 28.5             $   52.9
                                                        ------             --------
Loss from operations before taxes..............         $ (3.1)            $   (6.4)
Income tax benefit.............................           (1.2)                (2.5)
                                                        ------             --------
   Loss from discontinued TEC Systems operations        $ (1.9)            $   (3.9)
                                                        ------             --------

   Total operating results.....................         $ 19.5             $   39.5

Gain on sale of transgenic plant business......          129.0                129.0
Provision for income taxes on sale of transgenic
   plant business..............................           49.6                 49.6
                                                        ------             --------

   Total income from discontinued operations...         $ 98.9             $  118.9
                                                        ======             ========

----------------------------------------------------------------------------------------

(1) Reflects allocated interest expense of $24.4 and $51.2 for the three and six months ended June 30, 1996, respectively, based on the ratio of the net assets of the health care business compared to Grace's total capital.


For the three and six months ended June 30, 1997, the operating results of TEC Systems, the cocoa business and other discontinued operations have been charged against previously established reserves and, therefore, are not reflected in the Consolidated Statement of Operations.

                      W. R. GRACE & CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in millions, except per share amounts)


The net assets of discontinued operations at June 30, 1997 primarily reflect TEC Systems. The components of the net assets of Grace's discontinued operations (excluding intercompany assets) at June 30, 1997 are as follows:

--------------------------------------------------------------------------------
                                                                       June 30,
                                                                        1997
--------------------------------------------------------------------------------
Current assets......................................................    $42.4
Properties and equipment, net.......................................     15.2
Investments in and advances to affiliated companies.................     12.1
Other assets........................................................      6.3
                                                                        -----
   Total assets.....................................................    $76.0
                                                                        -----

Current liabilities.................................................    $17.8
Other liabilities...................................................      1.4
                                                                        -----
   Total liabilities................................................    $19.2
                                                                        -----
   Net assets.......................................................    $56.8
                                                                        =====
--------------------------------------------------------------------------------

In June 1997, Grace entered into an agreement to sell TEC Systems to Sequa Corporation.

For additional information, see Note 6 to the consolidated financial statements in the 1996 Form 10-K.


5.  RESTRUCTURING COSTS

As discussed in Note 4 to the consolidated financial statements in the 1996 Form 10-K, Grace began implementing a worldwide program in 1995 focused on streamlining processes and reducing general and administrative expenses, factory administration costs and noncore corporate research and development expenses. As previously reported, Grace has continued to implement additional cost reductions and efficiency improvements beyond those initiated in 1995, as its businesses have further evaluated and reengineered their operations. As a result of these evaluations, in the second quarters of 1997 and 1996, Grace recorded pretax charges of $12.4 ($8.0 after-tax) and $53.7 ($32.4 after-tax), respectively, principally related to the restructuring of its packaging business. The 1997 charge primarily relates to the restructuring of the packaging business from a worldwide group of independent regional units into an integrated global organization, and is primarily comprised of employee termination benefits. The 1996 charge primarily related to the restructuring of Grace's European packaging business and consisted of costs related to employee termination benefits and lease termination costs.

                      W. R. GRACE & CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in millions, except per share amounts)


6.  INVENTORIES

The components of Grace's inventories are as follows:

--------------------------------------------------------------------------------
                                                      June 30,   December 31,
                                                        1997         1996
--------------------------------------------------------------------------------
Raw materials......................................  $   101.8    $   100.9
In process.........................................       70.7         67.6
Finished products..................................      184.5        179.0
General merchandise................................       65.0         73.4
Less: Adjustment of certain inventories to a
     last-in/first-out (LIFO) basis................      (46.0)       (44.8)
                                                     ---------    ---------
                                                     $   376.0    $   376.1
                                                     =========    =========
--------------------------------------------------------------------------------


7.  OTHER ASSETS

The components of Grace's other assets are as follows:

--------------------------------------------------------------------------------
                                                      June 30,   December 31,
                                                        1997        1996
--------------------------------------------------------------------------------
Prepaid pension costs..............................  $   279.0    $   275.1
Long-term receivables, less allowance of $45.2
   (December 31, 1996 - $42.7).....................      126.8        152.9
Deferred charges...................................      105.2        102.4
Other..............................................      103.3        123.1
                                                     ---------    ---------
                                                     $   614.3    $   653.5
                                                     =========    =========
--------------------------------------------------------------------------------


8.  SHAREHOLDERS' EQUITY

During the first half of 1997, the Company substantially completed the share repurchase program initiated in 1996 by acquiring 6,306,300 additional shares of its common stock for $335.9, or an average price of $53.26 per share. For additional information, see Note 13 to the consolidated financial statements in the 1996 Form 10-K.

In 1997, Grace established a trust to fund certain deferred employee incentive compensation and nonemployee director compensation and benefits. The shares held in the trust are valued at the closing market price at the end of each reporting period.

                      W. R. GRACE & CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in millions, except per share amounts)


9.  EARNINGS PER SHARE

In calculating primary earnings per share, the dilutive effect of common stock equivalents was not material (as defined by Accounting Principles Board Opinion No. 15, "Earnings Per Share") for the periods presented. Accordingly, earnings per share presented in the Consolidated Statement of Operations are computed on the basis of the weighted average number of shares outstanding.

In the first quarter of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share effective December 31, 1997. At December 31, 1997, all prior periods will be restated to reflect the new basic and diluted earnings per share amounts required by SFAS No. 128. The pro forma effect of the adoption of SFAS No. 128 on earnings per share is not material for the periods presented.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

REVIEW OF OPERATIONS

OVERVIEW

Grace is one of the world's leading packaging and specialty chemicals companies. Grace's core businesses are packaging, catalysts and other silica-based products (Grace Davison), and construction products.

Sales and revenues decreased 8.5% for the second quarter of 1997 compared to the second quarter of 1996 and decreased 8.7% for the first half of 1997 compared to the first half of 1996. Excluding divested businesses, sales and revenues for the 1997 second quarter increased 4.6%, and sales and revenues for the first six months of 1997 increased 3.8%, over the comparable periods of 1996. Pretax income from continuing operations was $189.7 million for the second quarter of 1997, a 48.3% decrease compared to the 1996 second quarter, and was $263.4 million for the first six months of 1997, a 39.6% decrease compared to the 1996 first half. As noted in the table below, pretax income from continuing operations for the three and six months ended June 30, 1997 and 1996 was affected by various special items. Excluding these special items, Grace's pretax operating income was $118.5 million for the 1997 second quarter, an increase of 12.6% over the 1996 quarter, and $209.8 million for the six months ended June 30, 1997, an increase of 9.0% over the same period in 1996. Pretax operating results for the three and six months ended June 30, 1996 have been restated to reflect the classification of certain businesses as discontinued operations.

----------------------------------------------------------------------------------------
PRETAX OPERATING RESULTS - CONTINUING OPERATIONS  Three Months Ended  Six Months Ended
(In millions)                                          June 30,           June 30,
----------------------------------------------------------------------------------------
                                                      1997     1996     1997      1996
----------------------------------------------------------------------------------------
Sales and revenues, excluding divested businesses..  $835.7   $798.8  $1,602.8  $1,543.9
Sales and revenues of divested businesses(1)......      6.8    121.5      24.8     238.0
                                                     ------   ------  --------  --------
   Sales and revenues..............................  $842.5   $920.3  $1,627.6  $1,781.9
                                                     ======   ======  ========  ========

Operating income, excluding special items and
   divested businesses.............................  $117.3   $102.0  $  206.0  $  188.3
Operating income of divested businesses(1).........     1.2      3.2       3.8       4.1
                                                     ------   ------  --------  --------
   Operating income before special items...........  $118.5   $105.2  $  209.8  $  192.4
Special items:
   Gain on sales of businesses.....................   103.1    326.4     103.1     326.4
   Restructuring costs.............................   (12.4)   (53.7)    (12.4)    (53.7)
                                                     ------   ------  --------  --------
   Operating income from continuing operations.....  $209.2   $377.9  $  300.5  $  465.1
Other income/(expense):
   Interest expense and related financing costs....   (20.3)   (18.3)    (39.4)    (36.7)
   Other income, net...............................      .8      7.1       2.3       7.6
                                                     ------   ------  --------  --------
   Income from continuing operations...............  $189.7   $366.7  $  263.4  $  436.0
                                                     ======   ======  ========= ========

----------------------------------------------------------------------------------------

(1) Primarily reflects Grace's specialty polymers business, divested in May 1997, and Grace's water treatment and process chemicals business, divested in June 1996.

The following discussion includes projections and/or other "forward-looking" information. Grace is subject to risks and other uncertainties that could cause its actual results to differ materially from any such projections or that could cause other forward-looking information to prove incorrect. For a discussion of such risks and uncertainties, see "Introduction and Overview -- Projections and Other Forward-Looking Information" in Item 1 of the 1996 Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

SALES AND REVENUES

----------------------------------------------------------------------------------------------
SALES AND REVENUES (excluding divested businesses)    Three Months Ended June 30,   % Change
(In millions)                                             1997        1996       1997 VS. 1996
----------------------------------------------------------------------------------------------
Packaging....................................            $531.8      $493.8          7.7%
Grace Davison................................             175.5       190.2         (7.7)
Construction Products........................             127.8       114.2         11.9
Other........................................                .6          .6           --
                                                         ------      ------
   SALES AND REVENUES........................            $835.7      $798.8          4.6%
                                                         ======      ======
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
SALES AND REVENUES (excluding divested businesses)   Six Months Ended June 30,     % Change
(In millions)                                             1997        1996      1997 VS. 1996
----------------------------------------------------------------------------------------------
Packaging....................................           $1,020.6    $   968.4        5.4%
Grace Davison................................              350.1        375.8       (6.8)
Construction Products........................              230.8        198.5       16.3
Other........................................                1.3          1.2        8.3
                                                        --------     --------
   SALES AND REVENUES........................           $1,602.8     $1,543.9        3.8%
                                                        ========     ========
----------------------------------------------------------------------------------------------

As noted above, sales and revenues (excluding divested businesses) increased 4.6% and 3.8% for the three-month and six-month periods ended June 30, 1997, respectively, over the same periods in 1996. Excluding unfavorable currency translation variances estimated at 3.4% and 3.1%, sales and revenues in the 1997 three- and six-month periods increased by an estimated 8.0% and 6.9%, respectively, over the 1996 periods. The following is a discussion of the sales and revenues of Grace's product lines.

PACKAGING

Sales and revenues of $531.8 million for the second quarter and $1,020.6 million for the first six months of 1997 increased 7.7% and 5.4%, respectively, versus the comparable 1996 periods. Excluding unfavorable currency translation variances estimated at 3.8% and 3.3%, sales and revenues in the 1997 three- and six-month periods increased by an estimated 11.5% and 8.7%, respectively, over the 1996 periods. Packaging sales volume in 1997 has been positively affected by the July 1996 acquisition of Cypress Packaging, Inc., a leading supplier of plastic packaging materials for the retail pre-cut produce market, the August 1996 acquisition of Bayem S.A. de C.V. (Bayem), a Mexican producer of can coatings and closure sealants for the rigid container industry, and the April 1997 acquisition of Schurpack, a U.S. manufacturer of plastic laminate packaging materials for the institutional and retail cook-in market segment. These acquisitions accounted for approximately 28% and 35% of the overall sales increases for the 1997 second quarter and first half, respectively. In addition to these acquisitions, Packaging experienced sales growth within its product groups, as described below (in all cases excluding the effect of currency translation).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


Bag sales increased across all geographic regions for the second quarter and first half of 1997 over the second quarter and first half of 1996. Volumes increased in North America as a result of sales of fresh red meat bags to new customers and the continued penetration of TBG(TM) boneguard packaging products into the fresh beef segment. In addition, sales increased as a result of price increases in North America that went into effect during the second quarter of 1997; these price increases also resulted in volume increases, as customers made additional purchases prior to the price increases. These increases, however, were moderately offset by continued softness in the North American pork market, reflecting reduced slaughter rates stemming from 1996 livestock reductions caused by higher prices for corn and other feeds. This market is expected to improve over time as corn prices further stabilize and livestock numbers return to more normal levels. European bag sales increased over the second quarter of 1996, as fresh red meat sales (primarily in the U.K. and France) have partially recovered from consumer fears associated with publicity surrounding bovine spongiform encephalopathy - commonly referred to as "mad cow disease." Strong sales in the cheese and processed (smoked and cured) meat segments in northeastern Europe (primarily Poland and Russia) continued in the second quarter. The increase in cheese sales was primarily due to substantial growth in Russian domestic sales due to an improving economy, which in turn drove large exports of cheese from Poland to the Russian market; the processed meat increase was primarily due to the modernization of food distribution infrastructures in northeastern Europe. Volumes in Latin America increased due to the growing acceptance of boxed beef packaging and increased exports of fresh red meat to Europe as a result of the lingering effects of mad cow disease. Bag sales volumes in Asia Pacific increased as a result of strong demand in the Australian and New Zealand beef and lamb markets. These increases were partially offset by sales volume decreases in Japan due to a continuing slow economy and a decline in beef consumption as consumers become more health conscious.

Second quarter and first half 1997 laminate sales increased 14.0% and 8.3%, respectively, as compared to the 1996 periods, primarily due to increases in North America and Latin America. In North America, volumes increased as a result of increased customer acceptance of packaging liquid products in flexible packaging and the Schurpack acquisition discussed above. Sales growth in Latin America resulted from increased demand for cook-in and food service packaging for the processed and prepared foods segment.

Film sales for the second quarter and first half of 1997 increased in all regions as compared to the second quarter and first half of 1996. In North America, film sales increased as a result of new product introductions for industrial and consumer goods applications. Volumes were also favorably impacted by increased purchases prior to a price increase that took effect in May 1997. In Europe and Latin America, film sales increased primarily due to strong volumes, resulting from a strengthening of distribution channels, including greater use of distributors, which enabled wider access to market opportunities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

Container sealants and coatings sales increased for the second quarter and first half of 1997 compared to the same periods in 1996. In Latin America, volumes increased as a result of improved market penetration of can coating products, primarily due to the acquisition of Bayem discussed above. These increases were partially offset by unfavorable variances within Europe and Asia Pacific. European sales decreased primarily due to an unseasonably cool and rainy spring, which resulted in decreased European beverage consumption. Additionally, two European customers reverted to manufacturing their own closure sealants in the second quarter of 1997. The Asia Pacific sales decrease resulted primarily from the depletion of customers' excess inventory in China and the increased penetration of alternative forms of packaging, such as plastic and glass.


GRACE DAVISON

Sales of catalysts and other silica-based products for the second quarter and first six months of 1997 declined 7.7% and 6.8%, respectively, compared to the same periods in 1996, due primarily to the depressed fluid cracking catalyst market, as discussed below. The effect of a strengthening dollar caused sales to decline by an estimated 4.0% and 3.7% for the three- and six-month periods ended June 30, 1997, respectively, compared to the 1996 periods.

Fluid cracking catalyst sales were negatively impacted by both price and volume reductions for the second quarter and first half of 1997 compared to the comparable periods in 1996. Pricing pressures, which began in the third quarter of 1996, appear to have lessened in the first half of 1997 in North America, but continue in Europe and Asia Pacific. Volume reductions were primarily caused by a large number of refinery turnarounds (temporary shutdowns of customers' refineries for maintenance, repair and upgrades) in the first quarter of 1997, a large nonrecurring order to the Middle East in the second quarter of 1996, the refining of "sweeter" crude oil, which requires less fluid cracking catalysts, and the loss of two customers in Asia Pacific during the first half of 1997.

Silica/adsorbent sales were higher for the second quarter and first half of 1997 compared to the second quarter and first half of 1996. These increases were primarily due to increased volumes in North America from sales of new products in the graphic arts market, and in Asia Pacific as a result of the new silica plant in Kuantan, Malaysia. This new plant began operation in the fourth quarter of 1996, and increased production is expected over the next two quarters.

Polyolefin catalyst sales increased for both the three and six months ended June 30, 1997 compared to the same periods of 1996. Volumes increased primarily due to the addition of two new customers. Total 1997 sales of polyolefin catalysts are expected to increase compared to 1996 fueled by a strong worldwide resin industry.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


CONSTRUCTION PRODUCTS

Construction Products had record sales of $127.8 million for the 1997 second quarter and $230.8 million for the first six months of 1997, increasing 11.9% and 16.3%, respectively, over the comparable 1996 periods, driven by volume increases. Higher volumes of cement additives and concrete admixtures accounted for approximately half of the increase, with increased volumes of fire protection and waterproofing products contributing significantly to the remainder of the growth. New value-added products, primarily water-reducing and anti-corrosion concrete admixtures and waterproofing products, continued to show strong sales growth as a result of greater market acceptance. Water-reducing concrete admixtures enhance concrete strength and surface texture and provide greater plasticity during pouring. Anti-corrosion concrete admixtures significantly increase the life of concrete structures by retarding the oxidation of steel reinforcement bars.

Sales grew in all geographic regions for the second quarter and first six months of 1997. North American sales increased by 13.0% and 20.3% in the 1997 second quarter and six months, respectively, over the 1996 periods, contributing approximately 70% and 77% of the overall sales increase in the 1997 second quarter and first six months, respectively. Second quarter construction activity in North America remained strong after a mild winter in the northeastern U.S. allowed for more construction activity than normal in the first quarter, especially when compared to the unusually harsh winter experienced in the 1996 first quarter. Market share gains and market penetration of new value-added products, discussed above, also drove North American sales growth. Sales in Europe grew faster in the second quarter than in the first quarter, recovering from weather-related construction delays at the beginning of the year and benefiting from an improving economy in the United Kingdom. Geographic expansion into Asia Pacific and Latin America, where infrastructure building activity helped to drive sales, progressed favorably.

OPERATING RESULTS

------------------------------------------------------------------------------------------
OPERATING INCOME (In millions)                    Three Months Ended June 30,   % Change
(excluding special items and divested businesses)      1997        1996      1997 VS. 1996
------------------------------------------------------------------------------------------
Packaging.........................................     $ 78.6      $ 64.1         22.6%
Grace Davison.....................................       21.3        24.2        (12.0)
Construction Products.............................       15.3        11.9         28.6
Other.............................................        2.1         1.8         16.7
                                                       ------      ------
   OPERATING INCOME...............................     $117.3      $102.0         15.0%
                                                       ======      ======

------------------------------------------------------------------------------------------

OPERATING INCOME (In millions)                     Six Months Ended June 30,   % Change
(excluding special items and divested businesses)      1997        1996      1997 VS. 1996
------------------------------------------------------------------------------------------
Packaging.........................................     $145.8      $124.1         17.5%
Grace Davison.....................................       39.0        52.3        (25.4)
Construction Products.............................       19.1         8.3        130.1
Other.............................................        2.1         3.6        (41.7)
                                                       ------      ------
   OPERATING INCOME...............................     $206.0      $188.3          9.4%
                                                       ======      ======

------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

Cost management programs initially implemented in 1995 continued to favorably impact pretax operating income across all geographic regions and product lines. Grace has implemented, and expects to further implement, additional cost reductions and efficiency improvements, as it further evaluates and reengineers its manufacturing productivity and operations. The following is a discussion of the operating results of Grace's product lines.

PACKAGING

Packaging pretax operating income increased 22.6% and 17.5% for the second quarter and first half of 1997, respectively, compared to the second quarter and first half of 1996. The favorable variances were primarily due to the volume and price increases discussed above, as well as ongoing cost containment efforts, such as lower factory administration and selling expenses. However, these improvements in operating income were partially offset by increased expenses, including an increase in raw material prices for resins in North America, higher expenses (primarily depreciation and amortization expenses) associated with the new packaging plant in Kuantan, Malaysia that began operations in the fourth quarter of 1996, and an increase in research and development expenses as a result of the continued emphasis on new product development.

GRACE DAVISON

Grace Davison operating income for the second quarter and first six months of 1997 declined 12.0% and 25.4%, respectively, compared to the same periods in 1996. A weak fluid cracking catalyst market resulted in both volume and price decreases, and foreign exchange translation unfavorably impacted earnings. There were also nonrecurring items contributing to the decrease in operating income between the first half of 1997 and 1996. In particular, the large number of refinery turnarounds (discussed above) decreased sales, and harsh winter weather at Grace Davison's Lake Charles, Louisiana facility increased repair and maintenance costs. These charges were offset by manufacturing efficiencies and ongoing cost reduction efforts. Despite the decline in operating income, Grace Davison has maintained its market share, and the introductions of new manufacturing process technologies and new products have improved margins throughout the year.

CONSTRUCTION PRODUCTS

Construction Products pretax operating income increased 28.6% and 130.1% for the second quarter and first six months of 1997, respectively, over the 1996 comparable periods. The favorable results were primarily due to the record sales levels achieved in 1997, discussed above. Production rate improvements from enhancements to manufacturing processes, along with additional cost containment efforts, also contributed to earnings growth.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

OTHER ITEMS

INTEREST EXPENSE AND RELATED FINANCING COSTS

Interest expense and related financing costs for continuing operations of $20.3 million and $39.4 million for the second quarter and first half of 1997, respectively, increased 10.9% and 7.4%, respectively, compared to the 1996 periods. Including amounts allocated to discontinued operations, interest expense and related financing costs decreased 52.5% and 55.2% during the second quarter and first half of 1997, respectively, compared to the second quarter and first half of 1996. The decrease was primarily due to lower average debt levels (as a result of debt repayments made using the proceeds from the September 1996 separation of Grace's principal health care business and other divestments) and lower average effective interest rates.

See "Financial Condition: Liquidity and Capital Resources" below for further information on borrowings.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development (R&D) spending decreased 17.2% and 17.0% for the second quarter and first half of 1997, respectively, compared to the second quarter and first half of 1996. The decrease reflects the continued positive impact of cost management initiatives implemented during 1996 and 1995, primarily the elimination of Grace's corporate research organization, the transfer of core R&D activities to the product lines and the termination of R&D activities not related to Grace's core packaging and specialty chemicals businesses. The decrease is also attributable to the elimination of R&D spending related to Grace's water treatment and process chemicals business, which was divested in June 1996. As a result of these initiatives, Grace has been able to increase R&D spending for its core businesses while reducing total R&D expenses. Grace's R&D spending will continue to be directed toward its core businesses.

RESTRUCTURING COSTS

As discussed in Note 4 to the consolidated financial statements in the 1996 Form 10-K, Grace began implementing a worldwide program in 1995 focused on streamlining processes and reducing general and administrative expenses, factory administration costs and noncore corporate research and development expenses. As previously reported, Grace has continued to implement additional cost reductions and efficiency improvements beyond those initiated in 1995, as its businesses have further evaluated and reengineered their operations. As a result of these evaluations, in the second quarters of 1997 and 1996, Grace recorded pretax charges of $12.4 million ($8.0 million after-tax) and $53.7 million ($32.4 million after-tax), respectively, principally related to the restructuring of its packaging business. The 1997 charge primarily relates to the restructuring of the packaging business from a worldwide group of independent regional units into an integrated global organization; the 1996 charge primarily related to the restructuring of Grace's European packaging operations. The 1997 restructuring is expected to spur sales growth, improve manufacturing productivity, reduce costs, shorten product development time and enhance customer service for the packaging business. The 1997 charge is primarily comprised of employee termination benefits, and the 1996 charge consisted of costs related to employee termination benefits and lease termination costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

INCOME TAXES

Grace's effective tax rates were 38.1% and 37.8%, respectively, for the second quarter and first six months of 1997, compared with 35.9% and 36.1%, respectively, for the second quarter and first six months of 1996. The variance was largely due to higher state and foreign taxes on the gain on Grace's sale of the specialty polymers business. Excluding special items, the effective tax rates were 37.0% for the second quarter and first six months of 1997 and 39.0% and 38.2%, respectively, for the second quarter and first six months of 1996, primarily due to lower taxes on foreign operations in the 1997 periods.

DISCONTINUED OPERATIONS

During 1996, Grace completed the separation of National Medical Care, Inc. and sold its separations science business (Amicon). These health care businesses had been classified as discontinued operations in 1995. Second quarter and first half 1996 income from discontinued operations of $98.9 million and $118.9 million, respectively, included net income of $21.4 million ($38.9 million pretax) and $43.4 million ($77.1 million pretax), respectively, from health care operations. In 1996, Grace classified TEC Systems as a discontinued operation. Second quarter and first half 1996 income from discontinued operations included a loss of $1.9 million ($3.1 million pretax) and $3.9 million ($6.4 million pretax), respectively, from TEC Systems. In May 1996, Grace completed the sale of the transgenic plant business for $150.0 million in cash, resulting in a pretax gain of $129.0 million, and an after-tax gain of $79.4 million, in discontinued operations.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Grace's continuing operating activities provided net pretax cash of $94.1 million in the first half of 1997, as compared to $117.1 million in the first half of 1996. Improved operating income cash flow was offset by higher payments made for asbestos-related litigation settlements, judgments and defense costs, net of amounts received from settlements with certain insurance carriers in connection with asbestos-related litigation. Net pretax cash provided by operating activities of discontinued operations in the first half of 1997 decreased by $67.2 million compared to the first half of 1996, primarily due to the disposition of Grace's health care and cocoa businesses, which provided cash in the first six months of 1996. After giving effect to the payment of income taxes, Grace's net cash provided by operating activities was $40.8 million in the first half of 1997, versus $118.5 million in the first half of 1996.

Investing activities provided $481.0 million of cash in the first half of 1997, largely reflecting net cash proceeds of $450.7 million from divestments (primarily the sale of Grace's specialty polymers and cocoa businesses) and the receipt of $215.6 million in January 1997 on the 1996 divestments of Dearborn and Amicon. Grace made capital expenditures of $113.6 million in the six months ended June 30, 1997, primarily related to the Packaging and Grace Davison businesses. Total Grace capital expenditures for 1997 are not expected to exceed $300.0 million and will all be directed towards core businesses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

Net cash used for financing activities in the first half of 1997 was $544.1 million, primarily reflecting reductions in debt, the repurchase of stock as discussed below, and the payment of dividends, partially offset by proceeds from the exercise of employee stock options. Total debt was $1,167.4 million at June 30, 1997, a decrease of $220.8 million from December 31, 1996.

During the first half of 1997, the Company substantially completed the share repurchase program initiated in 1996 by acquiring 6,306,300 additional shares of its common stock for $335.9 million, or an average price of $53.26 per share.

Grace is targeting a ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 1.6 to 2.0. The debt/EBITDA ratio was 1.8 at June 30, 1997.

At June 30, 1997, Grace had committed borrowing facilities totaling $1.0 billion, consisting of $650.0 million under a 364-day facility expiring in May 1998 (extendible for successive 364-day periods at the discretion of Grace and the lenders) and $350.0 million under a long-term facility expiring in May 2002. As of June 30, 1997, $606.7 million was available under these facilities.

ASBESTOS-RELATED MATTERS

In the first half of 1997, Grace paid $7.4 million for the defense and disposition of asbestos-related property damage and personal injury litigation, net of amounts received under settlements with certain insurance carriers. Although the amounts to be paid in 1997 with respect to asbestos-related claims (after giving effect to payments to be received from insurance carriers) cannot be precisely estimated, Grace expects that it will be required to expend approximately $75-$100 million (pretax) in 1997 to defend against and dispose of such claims (after giving effect to anticipated insurance recoveries). The amounts with respect to the probable cost of defending against and disposing of asbestos-related claims and probable recoveries from insurance carriers represent estimates and are on an undiscounted basis; the outcomes of such claims cannot be predicted with certainty.

In May 1997, the Texas legislature adopted legislation that had the effect of making it more difficult for out-of-state residents to file claims in Texas state courts. The legislation is retroactive to January 1, 1997. The effect of this legislation on Grace's ultimate exposure with respect to its asbestos-related cases and claims cannot be predicted with certainty.

See Note 2 to the interim consolidated financial statements in this Report for further information concerning asbestos-related lawsuits and claims.

ENVIRONMENTAL MATTERS

There were no significant developments relating to environmental liabilities in the first half of 1997. For additional information relating to environmental liabilities, see Note 11 to the consolidated financial statements in the 1996 Form 10-K.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Note 2 to the Consolidated Financial Statements in Part I of this Report is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company's 1997 Annual Meeting of Shareholders ("Annual Meeting") was held on May 9, 1997. At the Annual Meeting, the Company's shareholders (a) elected four Class II Directors for a term expiring in 2000; (b) ratified the selection of Price Waterhouse LLP as independent certified public accountants of the Company and its consolidated subsidiaries for 1997; (c) approved the Company's 1996 Stock Incentive Plan; (d) approved the Company's Long-Term Incentive Program; (e) approved the Company's Annual Incentive Compensation Program; and (f) approved the Company's 1997 Stock Plan for Nonemployee Directors.

         The results of voting at the Annual Meeting appear on the following page:

                                                   VOTES*
                             --------------------------------------------------
MATTER                           FOR            AGAINST**       ABSTENTIONS
------                           ---            ---------       -----------

Election of Directors**

  J. F. Akers                65,313,700           419,217              -0-
  C. Cheng                   64,751,489           981,428              -0-
  V. A. Kamsky               56,879,213         8,853,704              -0-
  J. E. Phipps               56,876,922         8,855,995              -0-

Selection of
 Independent
 Accountants                 64,952,184           502,715          278,018

Approval of
 1996 Stock
 Incentive Plan              39,958,099        25,308,108          466,709

Approval of
 Long-Term
 Incentive Program           61,720,386         3,504,974          507,556

Approval of
 Annual Incentive
 Compensation
 Program                     62,745,711         2,414,648          572,555

Approval of
 1997 Stock Plan
 for Nonemployee
 Directors                   62,213,024         2,962,113          557,680

---------------------------
*    There were no broker non-votes on any matter.
** With respect to the election of directors, the form of proxy permitted shareholders to check boxes indicating votes either "for" or "withheld;" votes relating to directors designated above as "against" are votes cast as "withheld."

Item 5.  Other Information.

         On June 23, 1997, Grace announced that it had entered into an agreement to sell its TEC Systems unit to Sequa Corporation. Grace TEC Systems is a leading global supplier of high-performance air flotation dryers and other web handling equipment for the printing, industrial coating and paper industries.

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits. The following are being filed as exhibits to this
Report:

                  --       364-Day Credit Agreement, dated as of May 16, 1997,
                           among W. R. Grace & Co.-Conn., W. R. Grace & Co.,
                           the several banks parties thereto, NationsBank,
                           N.A. (South), as documentation agent, and The Chase
                           Manhattan Bank, as administrative agent for such
                           banks
                  --       Credit Agreement, dated as of May 16, 1997, among
                           W. R. Grace & Co.-Conn., W. R. Grace & Co., the
                           several banks parties thereto, and The Chase
                           Manhattan Bank, as administrative agent for such
                           banks
                  --       weighted average number of shares and earnings used
                           in per share computations
                  --       computation of ratio of earnings to fixed charges
                           and combined fixed charges and preferred stock
                           dividends
                  --       financial data schedule

         (b) Reports on Form 8-K. The Company filed the following Reports on Form 8-K during the second quarter and to date during the third quarter of 1997:

Date of Filing                                     Disclosure(s)
--------------                                     -------------
May 1, 1997                         Announcement of 1997 first quarter results
August 5, 1997                      Announcement of 1997 second quarter results

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          W. R. GRACE & CO.
                                          (Registrant)


Date: August 12, 1997                     By /s/ Kathleen A. Browne
                                             ------------------------------
                                             Kathleen A. Browne
                                             Vice President and Controller
                                             (Principal Accounting Officer)

                               W. R. GRACE & CO.

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997


                                 EXHIBIT INDEX

EXHIBIT NO.                      DESCRIPTION
-----------                      -----------
   10.1     364-Day Credit Agreement, dated as of May 16, 1997, among W.
            R. Grace & Co.-Conn., W. R. Grace & Co., the several banks parties thereto, NationsBank, N.A. (South), as documentation agent, and The Chase Manhattan Bank, as administrative agent for such banks

   10.2 Credit Agreement, dated as of May 16, 1997, among W. R. Grace & Co.-Conn., W. R. Grace & Co., the several banks parties thereto, and The Chase Manhattan Bank, as administrative agent for such banks

   11 Weighted average number of shares and earnings used in per share computations

   12 Computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends

   27       Financial Data Schedule