Form 10-Q
period 1997-09-30
WR GRACE & CO/DE
filed 1997-11-14
CIK 1012100

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1997


                        Commission File Number 1-12139

                               W. R. GRACE & CO.


       Delaware                                                65-0654331
(State of Incorporation)                                   (I.R.S. Employer
                                                            Identification No.)

                             One Town Center Road
                        Boca Raton, Florida 33486-1010
                                (561) 362-2000





         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                                   Yes X   No
                                      ---    ---

         74,243,052 shares of Common Stock, $.01 par value, were outstanding at November 1, 1997.

                      W. R. GRACE & CO. AND SUBSIDIARIES


                               Table of Contents



                                                                       Page No.
Part I.  Financial Information

    Item 1.    Financial Statements

               Consolidated Statement of Operations                      I - 1

               Consolidated Statement of Cash Flows                      I - 2

               Consolidated Balance Sheet                                I - 3

               Notes to Consolidated Financial Statements                I - 4 to I - 11

    Item 2.    Management's Discussion and Analysis of Results of        I - 12 to I - 24
               Operations and Financial Condition

Part II.  Other Information


    Item 1.    Legal Proceedings                                         II - 1
    Item 6.    Exhibits and Reports on Form 8-K                          II - 2







As used in this Report, the term "Company" refers to W. R. Grace & Co., and the term "Grace" refers to the Company and/or one or more of its subsidiaries.

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

---------------------------------------------------------------------------------------------------------------------------------
W. R. GRACE & CO. AND SUBSIDIARIES                                            Three Months Ended       Nine Months Ended
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)                                    September 30,          September 30,
---------------------------------------------------------------------------------------------------------------------------------
In millions (except per share amounts)                                         1997        1996            1997          1996
---------------------------------------------------------------------------------------------------------------------------------
Sales and revenues...................................................       $  833.1     $   821.3      $2,460.7       $2,603.2
Other income.........................................................           12.9           8.2          36.5           26.3
                                                                          ----------  ------------   -----------    -----------

         TOTAL.......................................................          846.0         829.5       2,497.2        2,629.5
                                                                           ---------    ----------     ---------      ---------

Cost of goods sold and operating expenses............................          499.2         503.9       1,492.4        1,565.7
Selling, general and administrative expenses.........................          163.3         151.6         467.9          546.5
Depreciation and amortization........................................           47.8          43.4         145.5          134.2
Interest expense and related financing costs.........................           19.2          18.2          58.6           54.9
Research and development expenses....................................           23.3          22.5          66.9           75.0
Restructuring costs..................................................             --            --          12.4           53.7
Gain on sales of businesses..........................................             --            --        (103.1)        (326.4)
                                                                        ------------ -------------    ----------     ----------

         TOTAL.......................................................          752.8         739.6       2,140.6        2,103.6
                                                                           ---------    ----------     ---------      ---------

         INCOME FROM CONTINUING OPERATIONS BEFORE
                 INCOME TAXES........................................           93.2          89.9         356.6          525.9
Provision for income taxes...........................................           34.5          35.5         134.1          192.9
                                                                          ----------   -----------    ----------     ----------

         INCOME FROM CONTINUING OPERATIONS...........................           58.7          54.4         222.5          333.0
Income from discontinued operations..................................           12.4       2,465.5          12.4        2,584.4
                                                                          ----------     ---------   -----------      ---------

         NET INCOME..................................................      $    71.1      $2,519.9     $   234.9       $2,917.4
                                                                           =========      ========     =========       ========

---------------------------------------------------------------------------------------------------------------------------------

Primary earnings per share:
     Continuing operations.........................................       $      .77    $      .58     $    2.92      $    3.42
     Net income....................................................       $      .93      $  26.99     $    3.08       $  30.02

Fully diluted earnings per share:
     Continuing operations.........................................       $      .77    $      .58     $    2.91      $    3.40
     Net income....................................................       $      .93      $  26.83     $    3.07       $  29.76

Dividends declared per common share................................        $    .145     $    .125     $    .415      $    .375

Weighted average shares outstanding................................             73.7          91.1          73.9           95.2

---------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are integral parts of these statements.


W. R. GRACE & CO. AND SUBSIDIARIES                                                                  NINE MONTHS ENDED
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)                                                      SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------------------
In millions                                                                                     1997                1996
---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Income from continuing operations before income taxes...................................      $  356.6            $  525.9
Reconciliation to cash provided by operating activities:
     Depreciation and amortization......................................................         145.5               134.2
     Provision relating to restructuring costs..........................................          12.4                53.7
     Gain on sales of businesses........................................................        (103.1)             (326.4)
     Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency exchange:
        Increase in notes and accounts receivable, net..................................         (63.6)             (158.6)
        (Increase)/decrease in inventories..............................................         (13.3)               26.1
        Proceeds from asbestos-related insurance settlements............................          53.3               139.1
        Payments made for asbestos-related litigation settlements,
           judgments and defense costs..................................................         (88.2)              (86.6)
        Decrease in accounts payable....................................................         (36.9)              (36.4)
        Other...........................................................................         (30.7)             (116.3)
                                                                                             ---------           ---------
     NET PRETAX CASH PROVIDED BY OPERATING ACTIVITIES
       OF CONTINUING OPERATIONS.........................................................         232.0               154.7
Net pretax cash (used for)/provided by operating activities of
       discontinued operations..........................................................         (41.0)               68.6
                                                                                             ---------          ----------
     NET PRETAX CASH PROVIDED BY OPERATING ACTIVITIES...................................         191.0               223.3
Income taxes paid.......................................................................         (54.5)             (113.8)
                                                                                             ---------           ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES..........................................         136.5               109.5
                                                                                             ---------           ---------

INVESTING ACTIVITIES
Capital expenditures....................................................................        (164.4)             (335.3)
Net proceeds from divestments...........................................................         684.8             2,802.9
Businesses acquired in purchase transactions, net of
     cash acquired and debt assumed.....................................................         (16.3)              (33.8)
Net investing activities of discontinued operations.....................................         (70.7)             (181.2)
Other   ................................................................................          19.5                25.3
                                                                                             ---------          ----------
     NET CASH PROVIDED BY INVESTING ACTIVITIES..........................................         452.9             2,277.9
                                                                                             ---------            --------

FINANCING ACTIVITIES
Dividends paid..........................................................................         (30.5)              (36.0)
Repayments of borrowings having original maturities in excess of
     three months.......................................................................        (105.7)             (513.6)
Increase in borrowings having original maturities in excess of
     three months.......................................................................            .5                  .1
Net repayments of borrowings having original maturities of
     three months or less...............................................................        (165.1)             (512.7)
Stock options exercised.................................................................          49.1                52.0
Net financing activities of discontinued operations.....................................            --              (198.8)
Purchase of treasury stock..............................................................        (335.9)             (727.1)
Other   ................................................................................            --                  .2
                                                                                             ---------        ------------
     NET CASH USED FOR FINANCING ACTIVITIES.............................................        (587.6)           (1,935.9)
                                                                                             ---------            --------

Effect of exchange rate changes on cash and cash equivalents............................          (3.9)                (.5)
                                                                                             ---------        ------------
     (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS...................................     $    (2.1)           $  451.0
                                                                                             =========            ========

---------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are integral parts of these statements.

W. R. GRACE & CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                           SEPTEMBER 30,     December 31,
In millions (except share data)                                                                    1997             1996
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents...............................................................     $    66.2           $    68.3
Notes and accounts receivable, net......................................................         616.0               831.4
Inventories.............................................................................         370.0               376.1
Net assets of discontinued operations...................................................          26.8               297.4
Deferred income taxes...................................................................         116.4               183.9
Other current assets....................................................................          26.1                17.8
                                                                                             ---------           ---------
     TOTAL CURRENT ASSETS...............................................................       1,221.5             1,774.9

Properties and equipment, net of accumulated depreciation and
     amortization of $1,489.6 (December 31, 1996 - $1,436.6)............................       1,771.5             1,871.3
Goodwill, less accumulated amortization of $14.4
     (December 31, 1996 - $18.6)........................................................          37.0                40.6
Asbestos-related insurance receivable...................................................         260.4               296.3
Deferred income taxes...................................................................         309.2               309.2
Other assets............................................................................         600.4               653.5
                                                                                             ---------           ---------
     TOTAL ASSETS.......................................................................      $4,200.0            $4,945.8
                                                                                             =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt.........................................................................    $     41.5           $   315.2
Accounts payable........................................................................         218.5               274.7
Income taxes............................................................................         113.1               123.3
Other current liabilities...............................................................         676.4               773.9
                                                                                             ---------           ---------
     TOTAL CURRENT LIABILITIES..........................................................       1,049.5             1,487.1

Long-term debt..........................................................................       1,062.7             1,073.0
Deferred income taxes...................................................................          43.5                43.5
Noncurrent liability for asbestos-related litigation....................................         775.5               859.1
Other liabilities.......................................................................         788.8               850.7
                                                                                             ---------           ---------
     TOTAL LIABILITIES..................................................................       3,720.0             4,313.4
                                                                                             ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock issued, par value $.01.....................................................            .8                  .8
Paid in capital.........................................................................         593.1               524.1
Retained earnings.......................................................................         377.0               172.6
Cumulative translation adjustments......................................................        (154.0)              (64.6)
Deferred compensation trust, at market..................................................          (5.2)                 --
Treasury stock, at cost: 6.2 million common shares at
     September 30, 1997.................................................................        (331.7)                (.5)
                                                                                             ---------           ---------
     TOTAL SHAREHOLDERS' EQUITY.........................................................         480.0               632.4
                                                                                             ---------           ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........................................      $4,200.0            $4,945.8
                                                                                             =========           =========

---------------------------------------------------------------------------------------------------------------------------------

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

The results of operations for the three- and nine-month interim periods ended September 30, 1997 are not necessarily indicative of the results of operations for the fiscal year ending December 31, 1997.

2.  ASBESTOS AND RELATED INSURANCE LITIGATION

Grace is a defendant in property damage and personal injury lawsuits relating to previously sold asbestos-containing products and anticipates that it will be named as a defendant in additional asbestos-related lawsuits in the future. Grace was a defendant in approximately 43,700 asbestos-related lawsuits at September 30, 1997 (17 involving claims for property damage and the remainder involving approximately 105,800 claims for personal injury), compared to approximately 41,500 lawsuits at December 31, 1996 (31 involving claims for property damage and the remainder involving approximately 91,500 claims for personal injury).

Property Damage Litigation

Through September 30, 1997, 139 asbestos property damage cases were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in seven cases (none of which is on appeal) for a total of $60.3; and 195 property damage cases were settled for a total of $476.6. Property damage case activity for the nine months ended September 30, 1997 was as follows:

-------------------------------------------------------------------------------
Cases outstanding, December 31, 1996............................        31
Settlements.....................................................        (9)
Dismissals......................................................        (4)
Judgment in favor of Grace......................................        (1)
                                                                      ----
     Cases outstanding, September 30, 1997......................        17
                                                                       ===
-------------------------------------------------------------------------------


Personal Injury Litigation

Through September 30, 1997, approximately 12,600 asbestos personal injury lawsuits involving approximately 29,100 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 34,100 lawsuits involving approximately 71,300 claims were disposed of for a total of $212.1. Personal injury claim activity for the nine months ended September 30, 1997 was as follows:

                      W. R. GRACE & CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in millions, except per share amounts)


-------------------------------------------------------------------------------
Claims outstanding, December 31, 1996..........................       91,511
New claims.....................................................       17,852
Claims under amended complaints................................        3,261
Settlements....................................................       (5,009)
Dismissals.....................................................       (1,767)
Judgments......................................................           (5)
                                                                    --------
     Claims outstanding, September 30, 1997....................      105,843
                                                                    ========
-------------------------------------------------------------------------------


Asbestos-Related Liability

Based upon and subject to the factors discussed in Note 2 to the consolidated financial statements in the 1996 Form 10-K, Grace estimates that its probable liability with respect to the defense and disposition of asbestos property damage and personal injury cases and claims was as follows at September 30, 1997 and December 31, 1996:


-----------------------------------------------------------------------------------------------------------


                                                                      SEPTEMBER 30,        December 31,

                                                                            1997(1)             1996(1)
-----------------------------------------------------------------------------------------------------------
Current liability for asbestos-related litigation(2).................... $135.0               $135.0
Noncurrent liability for asbestos-related litigation....................  775.5                859.1
                                                                        -------              -------
     Total asbestos-related liability(3)................................ $910.5               $994.1
                                                                         ======               ======

-----------------------------------------------------------------------------------------------------------

(1) Reflects property damage and personal injury cases and claims pending at September 30, 1997 and December 31, 1996, respectively, as well as personal injury claims expected to be filed through 2001.

(2)  Included in "Other current liabilities" in the Consolidated Balance Sheet.

(3) Excludes one property damage case as to which liability is not yet estimable because Grace has not yet been able to obtain sufficient information through discovery proceedings.

Asbestos-Related Insurance Receivable

Grace previously purchased insurance policies with respect to its asbestos-related lawsuits and claims. The following table displays the activity in Grace's notes receivable from insurance carriers and asbestos-related insurance receivable during the nine months ended September 30, 1997:

---------------------------------------------------------------------------------------------------------------------------------
NOTES RECEIVABLE
Notes receivable from insurance carriers at December 31, 1996, net of discount of $7.4(1).................      $    48.5
Proceeds from asbestos-related insurance settlements......................................................          (17.4)
Amortization, net.........................................................................................            1.9
                                                                                                                ---------
     Notes receivable from insurance carriers at September 30, 1997, net of discount of $5.5(2)...........      $    33.0
                                                                                                                ---------

INSURANCE RECEIVABLE
Asbestos-related insurance receivable at December 31, 1996(3).............................................       $  331.3
Proceeds from asbestos-related insurance settlements......................................................          (35.9)
                                                                                                                 --------
     Asbestos-related insurance receivable at September 30, 1997(3).......................................       $  295.4
                                                                                                                 --------

     Total amounts due from insurance carriers............................................................       $  328.4
                                                                                                                 ========

---------------------------------------------------------------------------------------------------------------------------------

(1) Classified in the December 31, 1996 Consolidated Balance Sheet as $17.2 in "Notes and accounts receivable, net" and $31.3 in "Other assets."

(2) Classified in the September 30, 1997 Consolidated Balance Sheet as $15.6 in "Notes and accounts receivable, net" and $17.4 in "Other assets."

(3) $35.0 of the asbestos-related insurance receivable is classified in "Notes and accounts receivable, net" in the December 31, 1996 and September 30, 1997 Consolidated Balance Sheets.

                      W. R. GRACE & CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in millions, except per share amounts)


Insurance Litigation

Grace's ultimate exposure with respect to its asbestos-related cases and claims will depend on the extent to which its insurance will cover damages for which it may be held liable, amounts paid in settlement and litigation costs. In Grace's opinion, it is probable that recoveries from its insurance carriers (including amounts reflected in the receivable discussed above), along with other funds, will be available to satisfy the property damage and personal injury cases and claims pending at September 30, 1997, as well as personal injury claims expected to be filed in the foreseeable future. Consequently, Grace believes that the resolution of its asbestos-related litigation will not have a material adverse effect on its consolidated financial position.

For additional information, see Note 2 to the consolidated financial statements in the 1996 Form 10-K and "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Financial Condition -- Asbestos-Related Matters" in this Report.

3.  PROPOSED PACKAGING TRANSACTION

In August 1997, Grace and Sealed Air Corporation (Sealed Air) entered into a definitive agreement to combine Grace's flexible packaging business with the business of Sealed Air to create a new publicly owned company, which will retain the name "Sealed Air Corporation" (New Sealed Air). The combination would follow (a) the borrowing of approximately $1,200.0 (subject to adjustment) by Grace, (b) the contribution of the proceeds of the borrowing by Grace to a new company, which will retain the name "W. R. Grace & Co." and will own and operate Grace's specialty chemicals businesses (New Grace), and
(c) the distribution by Grace of one share of New Grace common stock for each outstanding Grace share. As a result of these transactions, the holders of Grace common stock would own 100% of New Grace (i.e., the specialty chemicals businesses, consisting of catalysts and silica-based products, construction chemicals and specialty building materials, and container sealants and coatings), as well as New Sealed Air common stock and convertible preferred stock constituting approximately 63% of the equity of New Sealed Air. New Grace will use the $1,200.0 contribution to repay substantially all of its debt, and New Sealed Air will remain liable under the $1,200.0 borrowing. The completion of these transactions is subject to various conditions (including approval by the shareholders of Grace and Sealed Air) and is expected to occur in the first quarter of 1998. The transactions are expected to be tax-free, for U.S. federal income tax purposes, to Grace and its shareholders.

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

In July 1996, Grace completed the acquisition of Cypress Packaging, Inc. (Cypress), a U.S. manufacturer of flexible packaging, primarily for the retail pre-cut produce market segment. In August 1996, Grace acquired Bayem S.A. de C.V. (Bayem), a Mexican manufacturer of can coatings and closure sealants for the rigid container industry.

Divestments

In May 1997, Grace completed the sale of its specialty polymers business to National Starch and Chemical Company for $148.0, subject to adjustment. The sales and revenues of this business for the period from January through May 1, 1997 (the date of sale) were $24.8 ($17.8 and $53.9 for the three and nine months ended September 30, 1996, respectively); its financial position and results of operations were not significant to Grace. The sale of this business resulted in pretax and after-tax gains of $103.1 and $63.0 ($.85 per common share), respectively, in continuing operations.

In June 1996, Grace sold its water treatment and process chemicals business (Dearborn). The sales and revenues of this business for the period from January through June 30, 1996 (the date of sale) were $201.2; its financial position and results of operations were not significant to Grace. The sale of this business and the biopesticides business (sold in the second quarter of 1996) resulted in pretax and after-tax gains of $326.4 and $210.1 ($2.20 per common share), respectively, in continuing operations.

5.  DISCONTINUED OPERATIONS

In February 1997, Grace sold its cocoa business to Archer-Daniels-Midland Company (ADM) for total proceeds of $470.0 (inclusive of debt assumed by the buyer), subject to adjustment. The pretax and after-tax effects of the divestment were consistent with prior estimates and were charged against previously established reserves. In October 1997, ADM paid Grace an additional $7.9 (including $.4 of interest income) in settlement of the purchase price adjustment. In anticipation of this settlement, in the third quarter of 1997 Grace reversed previously recorded provisions of $12.4 (net of an applicable tax effect of $6.6), in discontinued operations.

                      W. R. GRACE & CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in millions, except per share amounts)

In the fourth quarter of 1996, Grace classified its thermal and emission control systems business (TEC Systems) as a discontinued operation. In August 1997, Grace sold TEC Systems to Sequa Corporation for total proceeds of $18.4, subject to adjustment. The pretax and after-tax loss on this sale was consistent with prior estimates and was charged against previously established reserves.

Grace classified its health care business as a discontinued operation in the second quarter of 1995 and disposed of that business in 1996.

Results of these discontinued operations that were not charged against previously established reserves, the reversal of previously recorded provisions, and the gain on the May 1996 sale of Grace's transgenic plant business, were as follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended                    Nine Months Ended
                                                                       September 30,                       September 30,
                                                                     1997             1996               1997            1996
---------------------------------------------------------------------------------------------------------------------------------
Sales and revenues.............................................. $       --         $  545.5        $       --          $1,703.6
                                                                 ----------         --------        ----------          --------
(Loss)/income from operations before taxes(1)................... $       --        $   (16.2)       $       --        $     54.5
Income tax provision............................................         --              2.0                --              33.2
                                                                -----------      -----------       -----------       -----------
     Total Operating Results.................................... $       --        $   (18.2)       $       --        $     21.3
                                                                 ----------        ----------       ----------        ----------

Gain on separation/sale of businesses...........................       19.0          2,473.7              19.0           2,602.7
Provision for/(benefit from) income taxes on
     separation/sale of businesses..............................        6.6            (10.0)              6.6              39.6
                                                                 ----------       ----------         ---------       -----------

     Total income from discontinued operations..................   $   12.4         $2,465.5           $  12.4          $2,584.4
                                                                   ========         ========           =======          ========

---------------------------------------------------------------------------------------------------------------------------------

(1) Reflects interest expense allocated to the health care segment of $25.1 and $76.3 for the three and nine months ended September 30, 1996, respectively, based on the ratio of the net assets of the health care business compared to Grace's total capital.


For the three and nine months ended September 30, 1997, the operating results of TEC Systems, the cocoa business and other discontinued operations have been charged against previously established reserves and, therefore, are not reflected in the Consolidated Statement of Operations.

                      W. R. GRACE & CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in millions, except per share amounts)


The components of the net assets of Grace's discontinued operations (excluding intercompany assets) are as follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                                                            SEPTEMBER 30,      December 31,
                                                                                               1997                1996
---------------------------------------------------------------------------------------------------------------------------------
Current assets..........................................................................       $11.7                $360.5
Properties and equipment, net...........................................................         4.6                 207.2
Investments in and advances to affiliated companies.....................................        12.1                  12.1
Other assets............................................................................         1.1                  65.1
                                                                                             -------               -------
     Total assets.......................................................................       $29.5                $644.9
                                                                                               -----                ------

Current liabilities.....................................................................       $ 1.7                $262.8
Other liabilities.......................................................................         1.0                  84.7
                                                                                             -------              --------
     Total liabilities..................................................................       $ 2.7                $347.5
                                                                                              ------                ------
     Net assets.........................................................................       $26.8                $297.4
                                                                                               =====                ======

---------------------------------------------------------------------------------------------------------------------------------


For additional information, see Note 6 to the consolidated financial statements in the 1996 Form 10-K.

6.  RESTRUCTURING COSTS

As discussed in Note 4 to the consolidated financial statements in the 1996 Form 10-K, Grace began implementing a worldwide program in 1995 focused on streamlining processes and reducing general and administrative expenses, factory administration costs and noncore corporate research and development expenses. As previously reported, Grace has continued to implement additional cost reductions and efficiency improvements beyond those initiated in 1995, as its businesses have further evaluated and reengineered their operations. As a result of these evaluations, in the second quarters of 1997 and 1996, Grace recorded pretax charges of $12.4 ($8.0 after-tax) and $53.7 ($32.4 after-tax), respectively, principally related to the restructuring of its packaging business. The 1997 charge primarily related to the restructuring of the packaging business from a worldwide group of independent regional units into an integrated global organization, and was primarily comprised of employee termination benefits. The 1996 charge primarily related to the restructuring of Grace's European packaging business and consisted of costs related to employee termination benefits and lease termination costs.

                      W. R. GRACE & CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in millions, except per share amounts)

7.  INVENTORIES

The components of Grace's inventories are as follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                                                          SEPTEMBER 30,         December 31,
                                                                                                 1997                1996
---------------------------------------------------------------------------------------------------------------------------------
Raw materials.........................................................................     $     97.3           $   100.9
In process............................................................................           80.8                67.6
Finished products.....................................................................          169.0               179.0
General merchandise...................................................................           69.5                73.4
Less: Adjustment of certain inventories to a
     last-in/first-out (LIFO) basis...................................................          (46.6)              (44.8)
                                                                                          -----------         -----------
                                                                                            $   370.0           $   376.1
                                                                                            =========           =========
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------


8.  OTHER ASSETS

The components of Grace's other assets are as follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                                                          SEPTEMBER 30,       December 31,
                                                                                                 1997              1996
---------------------------------------------------------------------------------------------------------------------------------
Prepaid pension costs.................................................................      $   280.3           $   275.1
Long-term receivables, less allowance of $19.9
     (December 31, 1996 - $42.7)......................................................          129.0               152.9
Deferred charges......................................................................          109.0               102.4
Other.................................................................................           82.1               123.1
                                                                                          -----------          ----------
                                                                                            $   600.4           $   653.5
                                                                                            =========           =========
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------


9.  SHAREHOLDERS' EQUITY

During the first quarter of 1997, the Company substantially completed the share repurchase program initiated in 1996 by acquiring 6,306,300 additional shares of its common stock for $335.9, or an average price of $53.26 per share. For additional information, see Note 13 to the consolidated financial statements in the 1996 Form 10-K.

In 1997, Grace established a trust to fund certain deferred employee incentive compensation and nonemployee director compensation and benefits. The shares held in the trust are valued at the closing market price at the end of each reporting period. At September 30, 1997, 71,161 shares were held in the trust.

                      W. R. GRACE & CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in millions, except per share amounts)


10.  EARNINGS PER SHARE

In the first quarter of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share effective December 31, 1997. At December 31, 1997, all prior periods will be restated to reflect the new basic and diluted earnings per share amounts required by SFAS No. 128. Had the Company followed the methodology prescribed by SFAS No. 128 for the three and nine months ended September 30, 1997, earnings per share (EPS) for those periods would have been as follows:

---------------------------------------------------------------------------------------------------------------------------------
                                    Actual                                                       Pro Forma
                       Three Months Ended September 30,                              Three Months Ended September 30,
                               1997         1996                                             1997         1996
---------------------------------------------------------------------------------------------------------------------------------
Primary EPS                  $  .93        $26.99          Basic EPS                        $   .97       $27.66
                             ======        ======                                           =======       ======

Fully diluted EPS            $  .93        $26.83          Diluted EPS                      $   .93       $26.99
                             ======        ======                                           =======       ======
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                                   Actual                                                        Pro Forma
                        Nine Months Ended September 30,                               Nine Months Ended September 30,
                               1997         1996                                             1997         1996
---------------------------------------------------------------------------------------------------------------------------------
Primary EPS                  $3.08         $30.02          Basic EPS                        $ 3.18       $30.64
                             =====         ======                                           ======       ======

Fully diluted EPS            $3.07         $29.76          Diluted EPS                      $ 3.08       $30.02
                             =====         ======                                           ======       ======

---------------------------------------------------------------------------------------------------------------------------------

11.  YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

Grace has made and will continue to make certain expenditures to ensure that its software systems and applications continue to function properly in and after 2000. These expenditures have not been and are not anticipated to be material to Grace's financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

REVIEW OF OPERATIONS

OVERVIEW

Grace is one of the world's leading packaging and specialty chemicals companies. Grace's principal businesses are flexible packaging and container sealants and coatings (Grace Packaging); catalysts and silica-based products (Grace Davison); and construction chemicals and specialty building materials (Grace Construction Products).

Excluding divested businesses, sales and revenues increased 3.7% for the 1997 third quarter and 3.8% for the nine months ended September 30, 1997 over the comparable periods of 1996. Including the divested businesses, sales and revenues increased 1.4% for the third quarter of 1997 over the third quarter of 1996 and decreased 5.5% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. Pretax operating income from continuing operations was $108.0 million for the 1997 third quarter, an increase of .7% versus the 1996 third quarter. As noted in the table below, pretax income from continuing operations for the nine months ended September 30, 1997 and 1996 was affected by various special items. Excluding these special items, Grace's pretax operating income was $317.8 million for the nine months ended September 30, 1997, an increase of 6.0% over the same period in 1996. Pretax income from continuing operations was $93.2 million for the third quarter of 1997, a 3.7% increase compared to the 1996 third quarter, and was $356.6 million for the nine months ended September 30, 1997, a 32.2% decrease compared to the nine months ended September 30, 1996. Pretax operating results for the three and nine months ended September 30, 1996 have been restated to reflect the classification of certain businesses as discontinued operations.

---------------------------------------------------------------------------------------------------------------------------------
PRETAX OPERATING RESULTS - CONTINUING OPERATIONS                             Three Months Ended           Nine Months Ended
(In millions)                                                                     September 30,               September 30,
                                                                               1997           1996        1997           1996
---------------------------------------------------------------------------------------------------------------------------------
Sales and revenues, excluding divested businesses..........................    $833.1        $803.5      $2,435.9       $2,347.4
Sales and revenues of divested businesses(1)...............................        --          17.8          24.8          255.8
                                                                           ----------      --------   -----------     ----------
         Sales and revenues................................................    $833.1        $821.3      $2,460.7       $2,603.2
                                                                               ======        ======      ========       ========

Operating income, excluding special items and divested businesses..........    $108.0        $106.5     $   314.0      $   294.8
Operating income of divested businesses(1).................................        --            .8           3.8            4.9
                                                                           ----------- ------------  ------------   ------------
         Operating income before special items.............................    $108.0        $107.3     $   317.8      $   299.7
Special items:
     Gain on sales of businesses...........................................        --            --         103.1          326.4
     Restructuring costs...................................................        --            --         (12.4)         (53.7)
                                                                           -----------  -----------   -----------    -----------
         Operating income from continuing operations.......................    $108.0        $107.3     $   408.5      $   572.4
Other (expense)/income:
     Interest expense and related financing costs..........................     (19.2)        (18.2)        (58.6)         (54.9)
     Other income, net.....................................................       4.4            .8           6.7            8.4
                                                                            ---------   -----------  ------------   ------------
         Income from continuing operations.................................   $  93.2        $ 89.9     $   356.6      $   525.9
                                                                              =======        ======     =========      =========

---------------------------------------------------------------------------------------------------------------------------------

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

SALES AND REVENUES

---------------------------------------------------------------------------------------------------------------------------------
SALES AND REVENUES (excluding divested businesses)                        Three Months Ended September 30,        % CHANGE

(In millions)                                                                  1997             1996            1997 VS. 1996
---------------------------------------------------------------------------------------------------------------------------------
Grace Packaging.........................................                      $528.2           $506.1               4.4%
Grace Davison...........................................                       175.9            177.7              (1.0)
Grace Construction Products.............................                       128.9            119.1               8.2
Other...................................................                          .1               .6             (83.3)
                                                                          ----------       ----------
    Sales and revenues..................................                      $833.1           $803.5               3.7%
                                                                              ======           ======

---------------------------------------------------------------------------------------------------------------------------------
SALES AND REVENUES (excluding divested businesses)                        Nine Months Ended September 30,         % CHANGE

(In millions)                                                                  1997             1996            1997 VS. 1996
---------------------------------------------------------------------------------------------------------------------------------
Grace Packaging.........................................                    $1,548.8         $1,474.5               5.0%
Grace Davison...........................................                       526.0            553.5              (5.0)
Grace Construction Products.............................                       359.7            317.6              13.3
Other...................................................                         1.4              1.8             (22.2)
                                                                        ------------     ------------
    Sales and revenues..................................                    $2,435.9         $2,347.4               3.8%
                                                                            ========         ========

---------------------------------------------------------------------------------------------------------------------------------

As noted above, sales and revenues (excluding divested businesses) increased 3.7% for the three months and 3.8% for the nine months ended September 30, 1997 over the same periods in 1996. Excluding unfavorable currency translation variances estimated at 4.9% for the three months and 3.7% for the nine months ended September 30, 1997, sales and revenues increased by an estimated 8.6% and 7.5%, respectively, over the comparable 1996 periods. The following is a discussion of the sales and revenues of Grace's product lines.

GRACE PACKAGING

Sales and revenues of $528.2 million and $1,548.8 million for the three and nine months ended September 30, 1997, respectively, increased 4.4% and 5.0%, respectively, over the comparable 1996 periods. The sales increases resulted from favorable volume variances and, to a lesser degree, favorable price/product mix variances. The increases were partially offset by the effect of a strengthening dollar against foreign currencies, estimated at 5.1% and 4.0%, respectively. Grace Packaging sales volume in 1997 was positively affected by the July 1996 acquisition of Cypress, a leading supplier of plastic packaging materials for the retail pre-cut produce market segment, the August 1996 acquisition of Bayem, a Mexican producer of can coatings and closure sealants for the rigid container industry, and the April 1997 acquisition of Schurpack, a U.S. manufacturer of plastic laminate packaging materials for the institutional and retail cook-in market segment. These acquisitions accounted for approximately 33% and 34% of the overall sales increases for the 1997 third quarter and first nine months, respectively. 1997 third quarter and year-to-date sales also increased due to the consolidation in January 1997 of a flexible packaging joint venture accounted for under the equity method in 1996. In addition to these acquisitions, Grace Packaging experienced sales growth within its product groups, as described below (in all cases excluding the effects of currency translation).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

Bag sales increased across all geographic regions for the three and nine months ended September 30, 1997 over the comparable prior-year periods.
Volumes increased in North America as a result of sales of fresh red meat
(FRM) bags to new customers and the continued penetration of TBG(TM) boneguard packaging products into the fresh beef segment. Third quarter 1997 FRM bag sales also were favorably impacted within the boneless beef segment by market share gains resulting from patent litigation among Grace's competitors (however, Grace cannot predict whether or to what extent these market share gains are permanent). In addition to the volume increases noted above, 1997 third quarter and year-to-date sales increased as a result of price increases in North America that went into effect during the latter part of the second quarter. The year-to-date increases were moderately offset by softness in the North American pork market, reflecting reduced slaughter rates stemming from 1996 livestock reductions caused by higher prices for corn and other feeds; in the third quarter of 1997, slaughter rates improved as corn prices stabilized and livestock numbers returned to more normal levels. European bag sales for the three and nine months ended September 30, 1997 increased over the comparable periods of 1996, as FRM sales (primarily in the U.K. and France) recovered due to the abatement of consumer fears associated with publicity surrounding bovine spongiform encephalopathy - commonly referred to as "mad cow disease." Strong sales in the cheese and processed meat segments in northeastern Europe (primarily Poland and Russia) continued through the 1997 third quarter. The increase in cheese sales was primarily due to a milk shortage that negatively impacted 1996 sales. Additionally, substantial growth in Russian domestic sales, due to an improving economy, drove large exports of cheese from Poland to the Russian market. The processed meat increase was primarily due to the continued modernization of food distribution infrastructures in northeastern Europe. Volumes in Latin America increased due to the growing acceptance of boxed beef packaging (primarily in Brazil), and cheese sales increased as a mild winter allowed more milk production. Additionally, pork bag sales to Mexican producers for export to Asia Pacific increased in the 1997 third quarter as a result of an outbreak of foot and mouth disease in Taiwanese and other Asia Pacific pork herds. Bag sales volumes in Asia Pacific increased as a result of continued strong demand in the Australian beef and lamb markets. These increases were partially offset by volume decreases in Japan due to a decline in beef consumption, price decreases in Japan as a result of competition, and a decrease in chilled pork bag sales in Taiwan due to the outbreak of foot and mouth disease, as discussed above.

Laminate sales increased 15.3% for the three months and 10.8% for the nine months ended September 30, 1997 compared to the 1996 periods, primarily due to increases in North America and Latin America. In North America, volumes improved as a result of increased customer acceptance of flexible packaging for liquid products, as well as the Schurpack acquisition discussed above. Additionally, the 1997 third quarter benefited from increased sales to an existing customer. Further, vacuum skin packaging (VSP) sales grew over the third quarter of 1996, primarily due to an increased number of VSP machines being placed in service and an increase in VSP marketing efforts. Sales growth in Latin America resulted from increased demand for cook-in and food service packaging for processed and prepared foods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

Film sales for the three and nine months ended September 30, 1997 increased in all regions as compared to the 1996 periods. In North America, film sales increased as a result of the introduction of thinner gauge, high-performance films for industrial and consumer goods applications, as well as a price increase that took effect during the second quarter of 1997. In Latin America, film sales increased, primarily due to strong volumes resulting from a strengthening of distribution channels. In Europe, film sales increased during the nine-month period due to the continued success of central packaging programs for FRM, poultry and fish (primarily in Italy and the U.K.), partially offset by a decline in bakery market sales due to pricing competition.

Container sealants and coatings sales increased 2.0% for the three months and 3.4% for the nine months ended September 30, 1997 compared to the same periods in 1996. In Latin America, volumes increased as a result of improved market penetration of can coating products, primarily due to the Bayem acquisition discussed above. In Asia Pacific, third quarter volumes increased as a result of higher volumes in can sealants in the Philippines (due to increased market demand for canned fish and meat) and higher volumes in China (due to market share gains, as a customer began using Grace coatings). However, Asia Pacific volumes for the nine months ended September 30, 1997 were unfavorable to the comparable 1996 period, primarily due to the depletion of customers' excess inventory in China, weather conditions that adversely impacted beverage consumption, a decline in market demand due to the depressed Japanese economy and the increased penetration of alternative forms of packaging, such as plastic and glass. The overall 1997 third quarter and year-to-date increases for container sealants and coatings sales were limited by unfavorable volume variances in Europe, primarily due to an unseasonably cool spring and summer, which resulted in decreased beverage consumption. Additionally, two European customers reverted to manufacturing their own closure sealants during 1997. These decreases were partially offset by increased shipments of new products using oxygen scavenging technology; the oxygen scavenging sealants market for bottled beer continues to gain momentum, although sales are still at a moderate level.

GRACE DAVISON

Sales and revenues of catalysts and silica-based products declined 1.0% for the three months and 5.0% for the nine months ended September 30, 1997, compared to the same periods in 1996. Excluding unfavorable currency translation variances estimated at 6.5% for the three months and 4.6% for the nine months ended September 30, 1997, sales and revenues increased 5.5% and decreased .4%, respectively, versus the 1996 periods. Volume variances favorably impacted sales and revenues by an estimated 12.7% for the three months and 7.1% for the nine months ended September 30, 1997, offset by unfavorable price/mix variances estimated at 7.2% for the three months and 7.5% for the nine months. A discussion of product group results follows (in all cases excluding the effect of currency translation).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

Fluid cracking catalyst (FCC) sales increased 2.2% for the three months ended September 30, 1997 compared to the same period in 1996, and increased 10.2% over the second quarter of 1997, due to increases in volumes in both North America and Europe, partially offset by the pricing pressures discussed below. Volumes in North America rose due to record refinery utilization, while increased volumes in Europe were due to the addition of two new customers in September. Volumes in Asia Pacific were below the comparable 1996 periods, but are expected to increase in the final quarter of 1997 due to the addition of a new customer late in the third quarter.

FCC sales decreased 8.0% for the nine months ended September 30, 1997 compared to the same period in 1996. The factors contributing to the decrease were price reductions in all geographic areas and volume reductions in Europe and Asia Pacific. Competitive pricing pressures, which began in the third quarter of 1996, appear to have begun to lessen in 1997 in North America and Europe, but continue in Asia Pacific. Volume reductions were primarily caused by a large number of refinery turnarounds in the first quarter of 1997, a large order to the Middle East in the second quarter of 1996, the refining of increased amounts of "sweet" crude oil (which requires less fluid cracking catalysts) in the first six months of 1997, and the loss of two customers in Asia Pacific. These decreases were partially offset by volume increases in North America compared to the same period in 1996, primarily due to the record refinery utilization rates discussed above.

Silica/adsorbent sales increased 9.4% for the three months and 6.9% for the nine months ended September 30, 1997 compared to the same periods in 1996 due to volume increases in all geographic regions. North America experienced volume increases in adsorbents as a result of large orders placed by two customers; Europe experienced increased sales of coatings and gels for paint and plastics; and Asia Pacific was favorably impacted by sales generated by Grace's new silica plant in Kuantan, Malaysia (reflecting the plant's status as an approved supplier for an increasing number of Grace's customers). Increased volumes were partially offset by unfavorable price/mix variances in North America, Europe and Asia Pacific.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

Polyolefin catalyst sales increased 4.0% for the three months and 10.5% for the nine months ended September 30, 1997 compared to the same periods of 1996. The increase in the three months was due to favorable price/mix variances; the increase in the nine months was due to favorable price/mix and volume variances. The volume increase was primarily due to the addition of two new customers in the second quarter and the start-up of another customer's new petrochemical refinery in Asia Pacific in September; the start-up of this refinery is expected to have a positive impact on sales and revenues during the remainder of 1997 as compared to the same period in 1996. The strength of the plastics industry continues to benefit the polyolefin catalyst business.


GRACE CONSTRUCTION PRODUCTS

Grace Construction Products continued to perform exceptionally well, achieving record sales for the 1997 third quarter of $128.9 million, an 8.2% increase over the prior-year third quarter. Sales for the first nine months of 1997 reached $359.7 million, a 13.3% increase over the prior-year period. For the third quarter and first nine months of 1997, each region and global product line grew in sales, driven by volume increases. Higher volumes of construction chemicals accounted for approximately half of the increase, with increased volumes of specialty building materials contributing significantly to the remainder of the growth. New value-added products, primarily water-reducing and anti-corrosion concrete admixtures and waterproofing products, showed strong sales growth mainly as a result of increasing market acceptance.

Sales in North America increased by 9.8% for the three months and 16.2% for the nine months ended September 30, 1997 over the 1996 periods, contributing approximately 75% of the overall sales increase in the 1997 third quarter and first nine months. A mild winter in the northeastern U.S., which allowed greater than normal construction activity, drove the increase in the first four months of the year, while market penetration of new value-added products (discussed above), the overall strength of the U.S. economy, and market share gains contributed to the sales increase throughout the nine-month period. Sales in Asia Pacific increased by 6.7% in the 1997 third quarter and 8.0% in the nine months over the 1996 periods, despite unfavorable currency translation variances in the third quarter estimated at 5.4%. In the 1997 third quarter, sales increases slowed due to currency devaluations and economic sluggishness in certain developing countries in Southeast Asia. However, strong sales in other Asia Pacific countries produced a sales increase over the prior-year third quarter, and strong sales growth in all of Asia Pacific earlier in the year contributed to the year-to-date increase. In the 1997 third quarter, Europe also experienced unfavorable currency translation variances, estimated at 3%, but sales still increased by 3.8% in the 1997 third quarter and 6.3% in the nine months over the comparable 1996 periods. Volume increases in specialty building materials drove sales in Europe after construction activity rebounded from weather-related delays at the beginning of the year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

OPERATING RESULTS

---------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (In millions)                                       Three Months Ended September 30,          % CHANGE

(excluding special items and divested businesses)                         1997              1996             1997 VS. 1996
---------------------------------------------------------------------------------------------------------------------------------
Grace Packaging.................................................        $  75.0           $  70.3                 6.7%
Grace Davison...................................................           19.6              22.8               (14.0)
Grace Construction Products.....................................           14.4              13.4                 7.5
Other...........................................................           (1.0)               --                 N.D.
                                                                         ------            ------
    Operating income............................................         $108.0            $106.5                 1.4%
                                                                         ======            ======

---------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME (In millions)                                        Nine Months Ended September 30,         % CHANGE

(excluding special items and divested businesses)                         1997              1996             1997 VS. 1996
---------------------------------------------------------------------------------------------------------------------------------
Grace Packaging.................................................         $220.8            $194.4                13.6%
Grace Davison...................................................           58.6              75.1               (22.0)
Grace Construction Products.....................................           33.5              21.7                54.4
Other...........................................................            1.1               3.6               (69.4)
                                                                         ------            ------
    Operating income............................................         $314.0            $294.8                 6.5%
                                                                         ======            ======

--------------------------------------------------------------------------------------------------------------------------------

Cost management programs initially implemented in 1995 continued to favorably impact pretax operating income across all geographic regions and product lines. Grace has implemented, and expects to further implement, additional cost reductions and efficiency improvements, as it further evaluates and reengineers its manufacturing processes and operations. Significantly offsetting the favorable impact of the cost management programs was a 1997 third quarter accrual relating to Grace's long-term incentive compensation program (LTIP). Grace's stock price as of the close of each quarter is one of the primary factors used in calculating the LTIP accrual. Since Grace's stock appreciated by 34% during the third quarter (which management believes is an indication of favorable market receptivity to the proposed transaction with Sealed Air described in Note 3 to the interim consolidated financial statements in this Report), a significant additional charge was required. The following is a discussion of the operating results of Grace's product lines, which include the adverse effects of the additional LTIP charge.

GRACE PACKAGING

Grace Packaging pretax operating income increased 6.7% for the three months and 13.6% for the nine months ended September 30, 1997 compared to the three and nine months ended September 30, 1996, principally reflecting improved operating results in North America. The favorable variances were primarily due to the volume and price increases discussed above, favorable manufacturing rates, and a shift toward sales of higher margin products. 1997 year-to-date operating income was adversely affected by increased prices for resins, although resin prices declined in the 1997 third quarter as compared to the first half of the year. It is expected that resin prices will further stabilize through the end of 1997.

Grace's ongoing cost containment efforts have contributed favorably to pretax operating income for the three and nine months ended September 30, 1997. However, these improvements have been partially offset by increased expenses (primarily depreciation and amortization expenses) associated with the new packaging plant in Kuantan, Malaysia that began operations in the fourth quarter of 1996 and an increase in research and development expenses as a result of the continued emphasis on new product development.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

GRACE DAVISON

Grace Davison pretax operating income decreased 14.0% for the three months and 22.0% for the nine months ended September 30, 1997 compared to the same periods in 1996. A weak FCC market was the primary cause for these decreases; however, there appeared to be some recovery in the FCC market, with larger volumes being sold in North America and Europe as compared to September 1996, as discussed above. Price/mix variances in North America and Europe also had an unfavorable effect upon operating income. Further, there were unusual items contributing to the decrease in operating income in the first nine months of 1997 versus 1996. In particular, the large number of refinery turnarounds decreased sales, and harsh winter weather at Grace Davison's Lake Charles, Louisiana facility increased repair and maintenance costs. These charges were offset by manufacturing efficiencies and ongoing cost reduction efforts. Despite the decline in operating income for the first nine months of 1997, results for the 1997 third quarter improved over results for the 1997 second quarter, and Grace Davison expects this trend to continue. Grace Davison has maintained its global market position, and continues to implement new manufacturing process technologies and introduce new products to improve margins.


GRACE CONSTRUCTION PRODUCTS

Grace Construction Products pretax operating income increased 7.5% for the three months and 54.4% for the nine months ended September 30, 1997 over the 1996 comparable periods. The favorable results were primarily due to the record sales levels achieved in 1997, discussed above. Enhancements to manufacturing processes, production rate and material cost improvements, and additional cost containment efforts also contributed to earnings growth.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

OTHER ITEMS

INTEREST EXPENSE AND RELATED FINANCING COSTS

Interest expense and related financing costs for continuing operations of $19.2 million for the three months and $58.6 million for the nine months ended September 30, 1997 increased 5.5% and 6.7%, respectively, compared to the 1996 periods. Including amounts allocated to discontinued operations, interest expense and related financing costs decreased 55.6% for the three months and 55.3% for the nine months ended September 30, 1997, versus the 1996 periods. The decrease was primarily due to lower average debt levels (as a result of debt repayments made with the proceeds from the September 1996 separation of Grace's principal health care business and other divestments).

See "Financial Condition: Liquidity and Capital Resources" below for further information on borrowings.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development (R&D) spending of $23.3 million increased 3.6% for the three months ended September 30, 1997 versus the 1996 quarter. The increase was primarily due to Grace's continued emphasis on R&D activities, with the goal of introducing new value-added products and services and enhanced manufacturing processes, especially in Grace Packaging. R&D spending decreased 10.8% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The year-to-date decrease reflects the continued positive impact of cost management initiatives implemented during 1996 and 1995, primarily the elimination of Grace's corporate research organization, the transfer of core R&D activities to product lines and the termination of R&D activities not related to Grace's packaging and specialty chemicals businesses. As a result of these initiatives, Grace has been able to increase R&D spending for its principal businesses while reducing total R&D expenses. The decrease is also attributable to the elimination of R&D spending related to Grace's water treatment and process chemicals business and its specialty polymers business, which were divested in June 1996 and May 1997, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

RESTRUCTURING COSTS

As discussed in Note 4 to the consolidated financial statements in the 1996 Form 10-K, Grace began implementing a worldwide program in 1995 focused on streamlining processes and reducing general and administrative expenses, factory administration costs and noncore corporate research and development expenses. As previously reported, Grace has continued to implement additional cost reductions and efficiency improvements beyond those initiated in 1995, as its businesses have further evaluated and reengineered their operations. As a result of these evaluations, in the first nine months of 1997 and 1996, Grace recorded pretax charges of $12.4 million ($8.0 million after-tax) and $53.7 million ($32.4 million after-tax), respectively, principally related to the restructuring of its packaging business. The 1997 charge primarily related to the restructuring of the packaging business from a worldwide group of independent regional units into an integrated global organization and was primarily comprised of employee termination benefits. The 1996 charge primarily related to the restructuring of Grace's European packaging operations and consisted of costs related to employee termination benefits and lease termination costs. Management expects to finalize a plan and take an additional charge in the fourth quarter of 1997 in connection with the Sealed Air transaction (see Note 3 to the interim consolidated financial statements in this Report) and related corporate restructuring activities.


INCOME TAXES

Grace's effective tax rates were 37.0% for the three months and 37.6% for the nine months ended September 30, 1997, compared to 39.5% and 36.7%, for the respective 1996 periods. Excluding special items, the effective tax rates were 37.0% for the three and nine months ended September 30, 1997 and 39.5% and 38.6%, respectively, for the three and nine months ended September 30, 1996. The lower effective tax rates for 1997 were due to lower state and foreign income taxes.


DISCONTINUED OPERATIONS

In February 1997, Grace sold its cocoa business to ADM for total proceeds of $470.0 million (inclusive of debt assumed by the buyer), subject to adjustment. The pretax and after-tax effects of the divestment were consistent with prior estimates and were charged against previously established reserves. In October 1997, ADM paid Grace an additional $7.9 million (including $.4 million of interest income) in settlement of the purchase price adjustment. In anticipation of this settlement, in the third quarter of 1997, Grace reversed previously recorded provisions of $12.4 million (net of an applicable tax effect of $6.6 million), in discontinued operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

During 1996, Grace completed the separation of National Medical Care, Inc.
(NMC) and sold its separations science business (Amicon). These health care businesses had been classified as discontinued operations in 1995. Income from discontinued operations of $2,465.5 million for the three months and $2,584.4 million for the nine months ended September 30, 1996, included net losses of $19.3 million ($17.3 million pretax) and net income of $24.1 million ($59.8 million pretax), respectively, from health care operations. Income from discontinued operations also included a gain on the separation of NMC of $2,483.7 million for the three and nine months ended September 30, 1996.

In 1996, Grace classified TEC Systems as a discontinued operation. Income for the nine months ended September 30, 1996 from discontinued operations included a loss of $3.9 million ($6.4 million pretax) from TEC Systems. In September 1997, Grace sold TEC Systems to Sequa Corporation. The loss on the sale and the 1997 operating losses have been charged against previously established reserves.

In May 1996, Grace completed the sale of its transgenic plant business for $150.0 million in cash, resulting in a pretax gain of $129.0 million ($79.4 million after-tax), in discontinued operations.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Grace's continuing operating activities provided net pretax cash of $232.0 million for the nine months ended September 30, 1997, as compared to $154.7 million for the nine months ended September 30, 1996. The increase in cash provided by operating activities of continuing operations was primarily due to improved earnings and working capital management, partially offset by higher payments made for the defense and disposition of asbestos-related litigation, net of amounts received from settlements with certain insurance carriers in connection with such litigation. Net pretax cash provided by operating activities of discontinued operations for the nine months ended September 30, 1997 decreased by $109.6 million compared to the nine months ended September 30, 1996, primarily due to the disposition of Grace's health care and cocoa businesses. After giving effect to the payment of income taxes, the net cash provided by operating activities was $136.5 million and $109.5 million for the nine months ended September 30, 1997 and 1996, respectively.

Investing activities provided $452.9 million of cash for the nine months ended September 30, 1997, largely reflecting net cash proceeds of $469.2 million from divestments (primarily the sale of Grace's specialty polymers, TEC and cocoa businesses) and the receipt of $215.6 million in January 1997 on the 1996 divestments of Dearborn and Amicon. Grace made capital expenditures of $164.4 million during the nine months ended September 30, 1997, primarily related to the Grace Packaging and Grace Davison businesses. Total Grace capital expenditures for 1997 are not expected to exceed $300.0 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

Net cash used for financing activities for the nine months ended September 30, 1997 was $587.6 million, primarily reflecting reductions in debt, the repurchase of stock as discussed below, and the payment of dividends, partially offset by proceeds from the exercise of employee stock options. Total debt was $1,104.2 million at September 30, 1997, a decrease of $284.0 million from December 31, 1996.

During the first quarter of 1997, the Company substantially completed the share repurchase program initiated in 1996 by acquiring 6,306,300 additional shares of its common stock for $335.9 million, or an average price of $53.26 per share.

Grace is targeting a ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 1.6 to 2.0. The debt/EBITDA ratio was 1.7 at September 30, 1997.

At September 30, 1997, Grace had committed borrowing facilities totaling $1.0 billion, consisting of $650.0 million under a 364-day facility expiring in May 1998 (extendible for successive 364-day periods at the discretion of Grace and the lenders) and $350.0 million under a long-term facility expiring in May 2002. As of September 30, 1997, $620.6 million was available under these facilities.

Grace believes that cash flow generated from future operations and committed borrowing facilities will be sufficient to meet its cash requirements for the foreseeable future. See Note 3 to the interim consolidated financial statements in this Report regarding cash proceeds to be received in connection with the proposed transaction with Sealed Air.

ASBESTOS-RELATED MATTERS

In the nine months ended September 30, 1997, Grace paid $34.9 million for the defense and disposition of asbestos-related property damage and personal injury litigation, net of amounts received under settlements with certain insurance carriers. Although the total amount to be paid in 1997 with respect to asbestos-related claims (after giving effect to payments to be received from insurance carriers) cannot be precisely estimated, Grace expects that it will be required to expend approximately $75-$100 million (pretax) in 1997 to defend against and dispose of such claims (after giving effect to anticipated insurance recoveries). The amounts with respect to the probable cost of defending against and disposing of asbestos-related claims and probable recoveries from insurance carriers represent estimates and are on an undiscounted basis; the outcomes of such claims cannot be predicted with certainty.

In May 1997, the Texas legislature adopted legislation that had the effect of making it more difficult for out-of-state residents to file claims in Texas state courts. Although the rate of filing of asbestos claims in Texas during the 1997 third quarter was lower than that of the first half of 1997, the effect of this legislation on Grace's ultimate exposure with respect to its asbestos-related cases and claims cannot be predicted with certainty.

See Note 2 to the interim consolidated financial statements in this Report for further information concerning asbestos-related lawsuits and claims.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

ENVIRONMENTAL MATTERS

There were no significant developments relating to environmental liabilities in the nine months ended September 30, 1997. For additional information relating to environmental liabilities, see Note 11 to the consolidated financial statements in the 1996 Form 10-K.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         (a) Note 2 to the interim consolidated financial statements in Part I of this Report is incorporated herein by reference.

         (b) On September 30, 1997, the Company consented to the entry of an order in settlement of the Securities and Exchange Commission's investigation described in the 1996 10-K in the first paragraph under the heading "Legal Proceedings -- Securities and Exchange Commission Investigations." Under the order, the Company (without admitting or denying the matters set forth therein) agreed to cease and desist from further violations of Sections 13(a) and 14(a) of the Securities Exchange Act of 1934, as amended, and the rules thereunder. No penalties or fines were assessed under the order, and the Company has been advised that the investigation was closed.

         (c) Reference is made to the section entitled "Shareholder Actions Relating to NMC" in Item 3 ("Legal Proceedings") of the 1996 10-K for information concerning lawsuits entitled Murphy, et al. v. W. R. Grace & Co., et al. and Bennett v. Bolduc, et al. The defendants in the Murphy and Bennett actions have agreed in principle to settle those lawsuits. The settlements will provide for the establishment of a fund of approximately $32 million (less plaintiffs' attorney's fees) to compensate a class of shareholders consisting of purchasers of Grace New York stock during the Class Period (as such terms are defined in the 1996 10-K). As part of the settlements, the insurance carrier for the directors and officers will cause $10 million to be paid to Grace on behalf of the individual defendants named in the Murphy and Bennett actions. The settlements are contingent upon the execution of definitive agreements and court approval. The net payment to be made by Grace in connection with these settlements will be charged against previously established reserves.


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.  The following are being filed as exhibits to this Report:

         -- weighted average number of shares and earnings used in per share computations

         -- computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends

         --       financial data schedule

         (b) Reports on Form 8-K. The Company filed the following Reports on Form 8-K during the third quarter and to date during the fourth quarter of 1997:


Date of Filing                             Disclosure(s)
--------------                             -------------

August 5, 1997            Announcement of 1997 second quarter results

August 18, 1997           Announcement of the proposed combination of Grace's
                          packaging business with Sealed Air Corporation

August 21, 1997           Amendment to August 18, 1997 Form 8-K filing

October 17, 1997          Announcement concerning the condition of Albert J.
                          Costello,  the Company's Chairman, President and
                          Chief Executive Officer

November 4, 1997          Announcement of 1997 third quarter results

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          W. R. GRACE & CO.
                                                        ---------------------
                                                            (Registrant)










Date: November 14, 1997                           By /s/ Kathleen A. Browne
                                                     ----------------------
                                                         Kathleen A. Browne
                                                  Vice President and Controller
                                                 (Principal Accounting Officer)

                               W. R. GRACE & CO.

                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                 EXHIBIT INDEX


EXHIBIT NO.                             DESCRIPTION
-----------                             -----------


   11 Weighted average number of shares and earnings used in per share computations

   12 Computation of ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends

   27                 Financial Data Schedule