Form 10-K
period 1997-12-31
WR GRACE & CO/DE
filed 1998-03-30
CIK 1012100

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

For the fiscal year ended December 31, 1997       Commission file number 1-12139


                                W. R. GRACE & CO.


Incorporated under the Laws of the            I.R.S. Employer Identification No.
      State of Delaware                                   65-0654331

              ONE TOWN CENTER ROAD, BOCA RATON, FLORIDA 33486-1010
                                  561/362-2000

               SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                               WHICH REGISTERED
         -------------------                               ----------------

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

                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         The aggregate market value of W. R. Grace & Co. voting stock held by nonaffiliates was approximately $5.9 billion at January 31, 1998.

         At February 28, 1998, 75,351,985 shares of W. R. Grace & Co. Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                TABLE OF CONTENTS

                                                                                                                       Page
                                                                                                                       ----

                                                          PART I
Item 1.           Business............................................................................................... 1
                    Introduction and Overview ........................................................................... 1
                    Products and Markets................................................................................. 3
                    Discontinued Operations.............................................................................. 7
                    Research Activities.................................................................................. 8
                    Patents and Other Intellectual Property Matters ..................................................... 8
                    Environmental, Health and Safety Matters............................................................. 9
Item 2.           Properties.............................................................................................10
Item 3.           Legal Proceedings..................................................................................... 10
Item 4.           Submission of Matters to a Vote of Security Holders................................................... 16


                                                          PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters................................. 16
Item 6.           Selected Financial Data............................................................................... 18
Item 7.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations................................................................. 18
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk............................................ 18
Item 8.           Financial Statements and Supplementary Data............................................................18
Item 9.           Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure................................................................. 18

                                                         PART III

Item 10.          Directors and Executive Officers of the Registrant.................................................... 19
Item 11.          Executive Compensation.................................................................................23
Item 12.          Security Ownership of Certain Beneficial Owners and Management........................................ 24
Item 13.          Certain Relationships and Related Transactions.........................................................25

                                                          PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................... 26

Signatures.............................................................................................................. 30

Financial Supplement....................................................................................................F-1

                                     PART I

Item 1.  Business.

INTRODUCTION AND OVERVIEW

         W. R. Grace & Co., through its subsidiaries, is one of the world's leading specialty chemicals companies. Grace entered the specialty chemicals industry in 1954, when it acquired both the Dewey and Almy Chemical Company and the Davison Chemical Company. Grace primarily operates through the following three business units:

* GRACE DAVISON manufactures catalysts, including fluid cracking catalysts that "crack" crude oil into transportation fuels and other petroleum-based products, as well as polyolefin catalysts that are critical in the manufacture of polyethylene resins for plastic film, high-performance pipe and household containers. Grace Davison also manufactures silica and zeolite adsorbents, which are used in a wide variety of products, such as plastics, toothpastes, paints and insulated glass, as well as in the refining of edible oils. Grace Davison accounted for approximately 48% of Grace's 1997 sales and revenues from continuing operations.

* GRACE CONSTRUCTION PRODUCTS produces specialty construction chemicals, including performance-enhancing concrete admixtures, cement additives and masonry products; and specialty building materials, including fireproofing and waterproofing materials and systems. Grace Construction Products accounted for approximately 32% of Grace's 1997 sales and revenues from continuing operations.

* DAREX CONTAINER PRODUCTS produces container and closure sealants that protect food and beverages from bacteria and other contaminants, extend shelf life and preserve flavor; it also produces coatings used in the manufacture of cans and closures. Darex Container Products accounted for approximately 18% of Grace's 1997 sales and revenues from continuing operations.

Grace has classified certain other businesses as discontinued operations, the most significant of which is its flexible packaging business ("Packaging Business"). Also see "Products and Markets -- Other Businesses and Investments" below.

         As used in this Report, the term "Company" refers to W. R. Grace & Co., a Delaware corporation, and the term "Grace" refers to the Company and/or one or more of its subsidiaries and, in certain cases, their respective predecessors. Grace's principal executive offices are located at One Town Center Road, Boca Raton, Florida 33486-1010, and its telephone number is 561/362-2000. As of year-end 1997, Grace had approximately 6,300 full-time employees worldwide in its continuing operations.

         Grace's Consolidated Financial Statements for the three years in the period ended December 31, 1997 ("Consolidated Financial Statements") and other financial information are included in the Financial Supplement to this Report and are incorporated by reference in this Report.

         Information concerning the sales and revenues, pretax operating income and total assets of Grace's continuing operations by geographic area for 1997, 1996 and 1995 is contained in Note 18 to the Consolidated Financial Statements.

         For additional information concerning Grace's continuing operations by business segment and geographic area for 1997, 1996 and 1995, see Note 18 to the Consolidated Financial Statements in the Financial Supplement.

         STRATEGIC OBJECTIVES AND ACTIONS. Grace's strategy has been, and will continue to be, to enhance stockholder value by profitably growing its specialty chemicals businesses on a global basis and achieving high levels of financial performance. To achieve these objectives, Grace plans to (i) invest in research and development activities, with the goals of introducing new value-added products and services and enhancing manufacturing processes; (ii) make selected strategic acquisitions; and (iii) continue to implement process improvements and cost-management initiatives, including rigorous controls on working capital and capital spending. These plans are designed to make Grace a high-performance company focused on the strengths of its global specialty chemicals businesses.

         In furtherance of this strategy, Grace entered into a definitive agreement with Sealed Air Corporation ("Sealed Air") in August 1997 to combine the Packaging Business with Sealed Air. This transaction was approved by the Company's shareholders on March 20, 1998 and by Sealed Air shareholders on March 23, 1998. As a result of these approvals, Grace has classified the Packaging Business as a discontinued operation as of December 31, 1997. Grace will effect the transaction with Sealed Air by transferring its specialty chemicals businesses to a new Delaware corporation ("New Grace"), spinning off New Grace to Grace shareholders and merging a subsidiary of the Company with Sealed Air. For further information, see the Company's Joint Proxy Statement/Prospectus dated February 13, 1998, New Grace's Information Statement dated February 13, 1998, and Notes 1 and 3 to the Consolidated Financial Statements in the Financial Supplement.

         PROJECTIONS AND OTHER FORWARD-LOOKING INFORMATION. This Report contains, and other communications by Grace may contain, projections or other "forward-looking" information. Forward-looking information includes all statements regarding Grace's expected financial position, results of operations, cash flows, dividends, financing plans, business strategy, budgets, capital and other expenditures, competitive positions, growth opportunities for existing products, benefits from new technology, plans and objectives of management, and markets for stock. Like any other business, Grace is subject to risks and other uncertainties that could cause its actual results to differ materially from any projections or that could cause other forward-looking information to prove incorrect. In addition to general economic, business and market conditions, Grace is subject to risks and uncertainties that could cause its projections and other forward-looking information to prove incorrect, including the following:

* technological breakthroughs rendering a product, a class of products or a line of business obsolete;
* an inability to adapt to continuing technological improvements by competitors or customers;
* a decline in worldwide oil consumption or the development of new methods of oil refining;
*        increases in prices of raw materials;
* an inability to gain customer acceptance, or slower than anticipated acceptance, of new products or product enhancements (particularly in the construction industry);

* changes in environmental regulations or societal pressures that make Grace's businesses more costly or that change the types of products used, especially petroleum-based products;
*        slower than anticipated economic advances in less developed countries;
* the acquisition (through theft or other means) and use by others of Grace's proprietary formulas and other know-how (particularly in the Darex Container Products business);
* greater than expected liabilities with respect to the defense and disposition of asbestos-related lawsuits and claims; and
* an inability to pursue potential acquisitions or other transactions as a result of certain restrictions imposed on New Grace to protect the tax-free treatment of the transaction with Sealed Air, described above.

         See Notes 1, 2, 3, 4, 6, 8, 11, 17 and 18 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for additional information.

PRODUCTS AND MARKETS

         SPECIALTY CHEMICALS INDUSTRY OVERVIEW. Specialty chemicals, such as those produced by Grace, are high-value-added products used as intermediates, components or additives in a wide variety of products and processes; they are produced in relatively small volumes and must satisfy well-defined performance requirements and specifications. Specialty chemicals are often critical components of the end products and processes in which they are used; consequently, they are tailored to customer needs, which generally results in a close relationship between the specialty chemicals producer and the customer. Rapid response to changing customer needs and reliability of product and supply are important competitive factors in specialty chemicals businesses.

         Grace's management believes that, in specialty chemicals businesses, technological leadership (resulting from continuous innovation through research and development), combined with product differentiation and superior customer service, lead to high operating margins. Grace believes that its businesses are characterized by market features that reward the research and development and customer service costs associated with its strategy.

         GRACE DAVISON (CATALYSTS AND SILICA-BASED PRODUCTS). Grace Davison, founded in 1832, is composed of two primary product groups: (i) catalysts and
(ii) silica products and adsorbents. These products principally apply silica, alumina and zeolite technology and are designed and manufactured to meet the varying specifications of such diverse customers as major oil refiners, plastics and chemical manufacturers, and consumer products companies. Grace Davison believes that its technological expertise provides a competitive edge, allowing it to quickly design products that meet changing customer specifications and to develop new products that expand its existing technology. For example, Grace Davison estimates that from 50% to 75% of its 1997 fluid cracking catalyst sales was attributable to products introduced in the previous five years.

         Grace Davison produces refinery catalysts, including (i) fluid cracking catalysts used by petroleum refiners to convert crude oil into more valuable transportation fuels (such as gasoline and jet and diesel fuels) and other petroleum-based products, and (ii) hydroprocessing catalysts that remove certain impurities (such as nitrogen, sulfur and heavy metals) from crude oil prior to the use of fluid cracking catalysts. Grace Davison also develops and manufactures fluid cracking catalyst additives used for octane enhancement and to reduce emissions of sulfur oxides, nitrogen oxides and carbon monoxide. Oil refining is a highly specialized discipline, demanding that products be tailored to meet local variations in crude oil and the refinery's product output mix. Grace Davison works regularly with most of the approximately 360 refineries in the world, helping to find the most appropriate catalyst formulations for refiners' changing needs. Grace Davison's business has benefited in recent years, in part, from refiners' use of heavier crude oils, and could be adversely affected by an increase in the availability of lighter crude oil, which generally requires less fluid cracking catalysts to refine. Grace Davison's business is also affected by the capacity utilization of refiners' cracking units, as disproportionately greater amounts of fluid cracking catalysts are used at higher levels of capacity utilization. Competition in the refinery catalyst business is based on technology, product performance, customer service and price. Grace Davison believes it is one of the world leaders in refinery catalysts and the largest supplier of fluid cracking catalysts in the world.

         Grace Davison is also a major producer of polyolefin catalysts and catalyst supports, essential components in the manufacture of high density and linear low density polyethylene resins used in products such as plastic film, high-performance plastic pipe and plastic household containers. Grace Davison catalysts and catalyst supports are used in manufacturing nearly half of all such resins produced worldwide. The polyolefin catalyst business is technology-intensive and focused on providing products formulated to meet customer specifications. Manufacturers generally compete on a worldwide basis, and competition has recently intensified due to evolving technologies, particularly the use of metallocenes. Grace Davison believes that metallocenes represent a revolutionary development in the making of plastics, allowing manufacturers to design polymers with exact performance characteristics. Grace Davison is continuing to work on the development and commercialization of metallocene catalysts.

         Silica products and zeolite adsorbents produced by Grace Davison are used in a wide variety of industrial and consumer applications. For example, silicas are used in coatings as flatting agents (i.e., to reduce gloss), in plastics to improve handling, in toothpastes as thickeners and cleaners, in foods to carry flavors and prevent caking, and in the purification of edible oils. Zeolite adsorbents are used between the two panes of insulated glass to adsorb moisture and are used in process applications to separate certain chemical components from mixtures. Competition is based on product performance, customer service and price.

         Grace Davison's sales and revenues were $712 million in 1997, $732 million in 1996 and $700 million in 1995; 56% of Grace Davison's 1997 sales and revenues were generated in North America, 33% in Europe, 9% in Asia Pacific and 2% in Latin America. Sales of catalysts accounted for 28% of the total sales and revenues of Grace's continuing operations in 1997, 26% in 1996 and 23% in 1995. Sales of silica products and zeolite adsorbents accounted for 14% of the total sales and revenues of Grace's continuing operations in 1997, 17% in 1996 and 14% in 1995. At year-end 1997, Grace Davison employed approximately 2,700 people worldwide in 10 facilities (six in the U.S. and one each in Canada, Germany, Brazil and Malaysia). Grace Davison's principal U.S. manufacturing facilities are located in Baltimore, Maryland and Lake Charles, Louisiana. Grace Davison has a direct selling force and distributes its products directly to over 19,000 customers, the largest of which accounted for approximately 7% of Grace Davison's 1997 sales and revenues.

         Most raw materials used in the manufacture of Grace Davison products are available from multiple sources, and, in some instances, are produced by Grace Davison. Because of the diverse applications of products using Grace Davison technology and the geographic areas in which such products are used, seasonality does not have a significant effect on Grace Davison's businesses.

         GRACE CONSTRUCTION PRODUCTS (SPECIALTY CONSTRUCTION CHEMICALS AND BUILDING MATERIALS). Grace Construction Products is a leading supplier of specialty chemicals and building materials to the nonresidential (commercial and government) construction industry, and to a lesser extent, the residential construction industry. Its products fall into two main groups: (i) specialty construction chemicals (principally concrete admixtures, cement additives and masonry products) that add strength, control corrosion, and enhance the handling and application of concrete; and (ii) specialty building materials that prevent water damage to structures (such as water- and ice-barrier products for residential use and waterproofing systems for commercial structures) and protect structural steel against collapse due to fire. In North America, Grace Construction Products also manufactures and distributes vermiculite products used in construction and other applications.

         Grace Construction Products has introduced a number of new products and product enhancements in recent years. These new products and enhancements include an admixture that reduces concrete shrinkage and helps prevent cracking; a product that enables contractors to pour and "work" concrete in colder temperatures; an admixture that inhibits corrosion and prolongs the life of concrete structures; an additive that improves cement processing efficiency and product quality; new roof underlayments that provide protection from ice and wind-driven rain; enhancements to fireproofing products that make Grace Construction Products' fireproofing systems more price-competitive for smaller jobs; and fireproofing products for industrial, petrochemical and acoustical applications. In addition to customer acceptance of these and other product introductions, Grace Construction Products' growth is dependent on the advancement of less developed economies, with accompanying increases in construction activity and sophistication of construction practices, which in turn increase demand for Grace Construction Products offerings.

         The materials produced by Grace Construction Products are marketed to an extremely broad range of customers, including cement manufacturers, ready-mix and pre-stressed concrete producers, local contractors, specialty subcontractors and applicators, masonry block manufacturers, building materials distributors and other industrial manufacturers, as well as construction specifiers, such as architects and structural engineers. For some of these customer groups (such as contractors), cost and ease of application are the key factors in making purchasing decisions; for others (such as architects and structural engineers), product performance and design versatility are the critical factors. In view of this diversity, and because Grace Construction Products' business requires intensive sales and customer service efforts, Grace Construction Products maintains a separate sales and technical support team for each of its product groups. These sales and support teams sell products under global contracts, under U.S. or regional contracts and on a job-by-job basis. Consequently, Grace Construction Products competes globally with several large construction materials suppliers and regionally and locally with numerous smaller competitors. In recent years, the cement manufacturing business and the contracting business have experienced substantial consolidation, particularly in markets outside the U.S. Competition is based largely on technical support and service, product performance, adaptability of the product and price.

         Grace Construction Products' 1997 sales and revenues totaled $478 million (65% in North America, 17% in Asia Pacific, 16% in Europe and less than 2% in Latin America), versus $435 million in 1996 and $397 million in 1995. Sales of specialty construction chemicals accounted for 19% of the total sales and revenues of Grace's continuing operations in 1997, 15% in 1996 and 12% in 1995; sales of specialty building materials accounted for 13% of the total sales and revenues of Grace's continuing operations in 1997, 11% in 1996 and 9% in 1995. At year-end 1997, Grace Construction Products employed approximately 2,000 people at 52 production facilities (22 in North America, 19 in Asia Pacific, 7 in Europe and 4 in Latin America) and 75 sales offices worldwide. Grace Construction Products' capital expenditures tend to be relatively lower, and sales and marketing expenditures tend to be relatively higher, than those of Grace's other businesses.

         The construction business is cyclical, in response to economic conditions and construction demand. The construction market experienced slow but steady growth through 1997 from a cyclical low in 1991. During this time, the management of Grace Construction Products has focused its efforts on streamlining its range of products by introducing new higher-value products, eliminating lower-growth and lower-margin products and reducing costs. For example, during this period, Grace Construction Products restructured its global research activities and implemented a lower cost structure by consolidating manufacturing operations and streamlining its management structure. The construction business is also seasonal due to weather conditions. Grace Construction Products seeks to increase profitability and minimize the impact of cyclical and seasonal downturns in regional economies by introducing technically advanced value-added products, expanding geographically, and developing business opportunities in renovation construction markets. However, there can be no assurance that Grace Construction Products' strategy to minimize the impact of the cyclicality and seasonality of the construction business will succeed, and such cyclicality and seasonality could adversely affect Grace Construction Products' business and results of operations.

         The raw materials used by Grace Construction Products can be obtained from multiple sources, including commodity chemical producers, petroleum companies and paper manufacturers. In most instances, there are at least two alternative suppliers for each of the principal raw materials used by Grace Construction Products. The worldwide supply of calcium lignin, a wood pulping by-product used as a raw material in the production of concrete admixtures, had been decreasing as paper mills converted to new manufacturing processes. In 1996, additional supplies of calcium lignin became available, alleviating the shortage. However, there is no assurance that the additional supplies will remain available in sufficient quantities or at satisfactory prices.

         DAREX CONTAINER PRODUCTS (CONTAINER SEALANTS AND COATINGS). Darex Container Products consists primarily of three product lines: can sealants, closure sealants and coatings for metal packaging. Can sealants ensure a hermetic seal between the lid and the body of beverage, food, aerosol and other cans. Closure sealants are used to seal pry-off and twist-off metal crowns, as well as roll-on pilfer-proof and plastic closures, for glass and plastic bottles and jars used in beverage and food applications. Coatings are used in the manufacture of cans and closures to protect the metal against corrosion, to protect the contents against the influences of metal, to ensure proper adhesion of sealing compounds to metal surfaces, and to provide base coats for inks and for decorative purposes. These products are principally sold to third parties that manufacture containers or perform canning and bottling for food and beverage companies.

         Darex Container Products is expanding its product offering and is seeking to improve sales growth through new technologies, such as its oxygen-scavenging compounds. These compounds are combined with closure sealants to absorb oxygen in cans, jars and bottles, resulting in significantly extended shelf life. Darex Container Products is commercially producing oxygen-scavenging compounds for several breweries and is testing such compounds in other beverage and food applications. Darex Container Products is also expanding in developing regions. However, future sales growth will likely be impacted by the trend toward can systems requiring fewer seams, as well as the increasing use of plastic and glass containers. Competition is based on providing high-quality customer service at customer sites, as well as on price, quality and reliability. In addition, because of the relative concentration of the canning and bottling market, maintaining relationships with leading container manufacturers, canners and bottlers, and assisting them as they install new production equipment and reengineer processes, are key elements for success.

         Darex Container Products' sales and revenues were $264 million in 1997, $275 million in 1996 and $280 million in 1995. Its products are marketed internationally, with 35% of 1997 sales and revenues in Europe, 25% in North America, 22% in Asia Pacific and 18% in Latin America. At year-end 1997, Darex Container Products employed approximately 1,200 people at 22 production facilities (7 in each of Latin America and Asia Pacific and 4 in each of North America and Europe) and 37 sales offices worldwide.

         Although the raw materials used in Darex Container Products' operations, including resins, rubber and latices, are generally available from multiple sources, the prices of certain raw materials experienced upward pressure during most of 1996 and, to a lesser extent, 1997. Darex Container Products is seeking to establish global supply arrangements that would tend to alleviate this pressure; however, no assurance can be given that such arrangements can be entered into on acceptable terms. Although demand for container packaging and sealant products tends to increase slightly during the second and third quarters, the impact of such seasonality is not significant to Darex Container Products.

         Grace is considering strategic alternatives for Darex Container Products. These alternatives include acquiring one or more complementary businesses; entering into joint ventures or other combinations with such businesses; or selling Darex Container Products. However, there is no assurance as to whether or when any of these strategic alternatives will be accomplished.

         OTHER BUSINESSES AND INVESTMENTS. Grace also owns businesses and investments involved in health care services, the development of bioartificial organs and other products and services. Grace is considering strategic alternatives for these businesses and investments.

DISCONTINUED OPERATIONS

         Grace's most significant discontinued operation is the Packaging Business, a leading global supplier of high-performance materials and systems used in packaging food and industrial and consumer products. The Packaging Business operates in the U.S. and in 45 other countries throughout the world. The principal products of the Packaging Business are various food packaging products and shrink and non-shrink films for industrial and consumer products.

         Approximately 80% of the 1997 net sales of the Packaging Business were generated by food packaging products. These products include (i) shrink bags, shrink films, laminated films and other specialty packaging systems (including material, equipment and services) marketed under the Cryovac(R) registered trademark for a broad range of perishable foods such as fish, smoked and processed meat products, cheese, poultry, prepared foods (including soups and sauces for restaurants and institutions), baked goods and produce; (ii) polystyrene foam prepackaging trays for supermarkets and poultry and other food processors, marketed under the FormpacTM trademark; and (iii) rigid plastic containers for dairy and other food and nonfood products, marketed under the OmicronTM trademark.

         Approximately 20% of the 1997 net sales of the Packaging Business were generated by shrink films and other films used in packaging a variety of non-food industrial and consumer products, such as housewares, toys, electronics and medical products.

         The Packaging Business had net sales of $1.83 billion in 1997, $1.74 billion in 1996 and $1.69 billion in 1995. At year-end 1997, the Packaging Business employed approximately 10,000 people. Grace expects to complete the disposition of the Packaging Business in the 1998 first quarter. For further information, see "Strategic Objectives and Actions" above, as well as Notes 1 and 3 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement.

RESEARCH ACTIVITIES

         Grace engages in research and development programs directed toward the development of new products and processes and the improvement of, and development of new uses for, existing products and processes. Research is carried out by product line laboratories in North America, Europe, Asia Pacific and Latin America. Grace's research and development strategy will be to develop technology platforms on which new products will be based, while focusing development efforts in each business unit on the improvement of existing products and/or the adaptation of existing products to customer needs.

         Research and development expenses relating to continuing operations amounted to $42 million in 1997, $55 million in 1996 and $73 million in 1995 (including expenses incurred in funding external research projects). The amount of research and development expenses relating to government- and customer-sponsored projects (as opposed to projects sponsored by Grace) was not material.

         See "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for additional information.

PATENTS AND OTHER INTELLECTUAL PROPERTY MATTERS

         Grace's products, processes and manufacturing equipment are protected by numerous patents and patent applications, as well as know-how and other proprietary information. As competition in the markets in which Grace does business is often based on technological superiority and innovation, with new products being introduced frequently, the ability to achieve technological innovations and to obtain patent or other intellectual property protection is important. There can be no assurance that Grace's patents, patent applications or other intellectual property will provide sufficient proprietary protection.

In addition, other companies may independently develop similar systems or processes that circumvent patents issued to Grace, or may acquire patent rights within the fields of Grace's businesses.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

         Manufacturers of specialty chemical products, including Grace, are subject to stringent regulations under numerous U.S. federal, state and local and foreign environmental, health and safety laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. Grace has expended substantial funds to comply with such laws and regulations and expects to continue to do so in the future. The following table sets forth Grace's expenditures in the past three years, and its estimated expenditures in 1998 and 1999, for (i) the operation and maintenance of environmental facilities and the disposal of wastes with respect to continuing operations; (ii) capital expenditures for environmental control facilities relating to continuing operations; and (iii) site remediation:

                    (i)                        (ii)                     (iii)

               Operation of
              Facilities and                 Capital                    Site
              Waste Disposal               Expenditures             Remediation
              --------------               ------------             -----------

                                          (in millions)
[S]                [C]                        [C]                      [C]
1995               $34                        $12                      $31
1996                33                         10                       20
1997                36                          7                       34
1998 (est.)         33                          8                       41
1999 (est.)         33                          7                       23



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

         With the goal of continuously improving Grace's environmental, health and safety ("EHS") performance, Grace established its Commitment to Care(TM) initiative (based on the Responsible Care(R) program of the Chemical Manufacturers Association) in 1994 as the program under which all Grace EHS activities are to be implemented. To the extent applicable, Commitment to Care extends the basic elements of Responsible Care to all Grace locations worldwide, embracing specific performance objectives in the key areas of product stewardship, employee health and safety, community awareness and emergency response, distribution, process safety and pollution prevention.

         See Item 3 below for information concerning environmental proceedings to which Grace is a party and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for additional information concerning environmental matters.

ITEM 2.      PROPERTIES.

         Grace operates manufacturing and other types of plants and facilities (including office and other service facilities) throughout the world. Some of these plants and facilities are shared by two or more of Grace's business units, and after the disposition of the Packaging Business, some plants and facilities may also be shared with the combined business of Sealed Air and the Packaging Business. Grace considers its major operating properties to be in good operating condition and suitable for their current use. Although Grace believes that, after taking planned expansion into account, the productive capacity of its plants and other facilities is generally adequate for current operations and foreseeable growth, it conducts ongoing, long-range forecasting of its capital requirements to assure that additional capacity will be available when and as needed. Accordingly, Grace does not anticipate that its operations or income will be materially affected by the absence of available capacity. See Note 18 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for information regarding Grace's capital expenditures.

         Additional information regarding Grace's properties is set forth in
Item 1 above and in Notes 1, 8 and 11 to the Consolidated Financial Statements.

ITEM 3.      LEGAL PROCEEDINGS.

         ASBESTOS LITIGATION. Grace is a defendant in property damage and personal injury lawsuits relating to previously sold asbestos-containing products and expects that it will be named as a defendant in additional asbestos-related lawsuits in the future. Grace was a defendant in approximately 40,600 asbestos-related lawsuits at December 31, 1997 (18 involving claims for property damage and the remainder involving approximately 96,900 claims for personal injury), as compared to approximately 41,500 lawsuits at year-end 1996 (31 involving claims for property damage and the remainder involving approximately 91,500 claims for personal injury). In most of these lawsuits, Grace is one of many defendants.

         The plaintiffs in property damage lawsuits generally seek to have the defendants absorb the cost of removing, containing or repairing the asbestos-containing materials in the affected buildings. Through December 31, 1997, 139 asbestos property damage cases were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in seven cases for a total of $60.3 million (none of which is on appeal); and 195 property damage cases were settled for a total of $476.6 million.

         Included in the asbestos property damage cases pending against Grace and others at December 31, 1997 were the following class actions: (i) an action, conditionally certified by the U.S. Court of Appeals for the Fourth Circuit in 1993 and pending in the U.S. District Court for the District of South Carolina, covering all public and private colleges and universities in the U.S. whose buildings contain asbestos materials (CENTRAL WESLEYAN COLLEGE, ET AL. V. W. R. GRACE, ET AL.); and (ii) a purported class action (ANDERSON MEMORIAL HOSPITAL, ET AL. V. W. R. GRACE & CO., ET AL.), filed in 1992 in the Court of Common Pleas for Hampton County, South Carolina, on behalf of all entities that own, in whole or in part, any building containing asbestos materials manufactured by Grace or one of the other named defendants, other than buildings subject to the class action lawsuit described above and any building owned by the federal or any state government. In July 1994, the claims of most class members in Anderson Memorial Hospital, et al. v. W. R. Grace & Co., et al. were dismissed due to a ruling that a South Carolina statute prohibits nonresidents from pursuing claims in the South Carolina state courts with respect to buildings located outside the state. The plaintiffs have requested that the court reconsider its decision.

         Through December 31, 1997, approximately 12,700 personal injury lawsuits involving 29,300 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 38,900 such suits involving approximately 89,200 claims were disposed of for a total of $255.6 million. See "Insurance Litigation" below.

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

         Grace's aggregate accrual for asbestos liabilities at December 31, 1997, was $855.9 million; this amount reflects all asbestos-related property damage and personal injury cases and claims then pending (except for two property damage cases as to which liability is not yet estimable because Grace has not yet been able to obtain sufficient information through discovery proceedings), as well as personal injury claims expected to be filed through 2002. Grace's ultimate exposure with respect to its asbestos-related cases and claims will depend on the number and nature of claims filed and the extent to which insurance will cover damages for which it may be liable, amounts paid in settlement and litigation costs. At December 31, 1997, Grace had recorded a receivable of $282.4 million, the amount Grace estimated to be the probable recovery from its insurance carriers with respect to pending and projected asbestos cases and claims, as well as notes receivable from insurance carriers of $31.3 million. A May 1994 decision of the U.S. Court of Appeals for the Second Circuit limited the amount of insurance coverage available to Grace with respect to property damage cases. Because Grace's insurance covers both property damage and personal injury cases and claims, the May 1994 decision has had the concomitant effect of reducing the insurance coverage available with respect to Grace's asbestos personal injury claims. However, in Grace's opinion (which is not based on a formal opinion of counsel), it is probable that recoveries from its insurance carriers, along with other funds, will be available to satisfy the property damage and personal injury cases and claims pending at December 31, 1997, as well as personal injury claims expected to be filed in the foreseeable future. Consequently, Grace believes that the resolution of its asbestos-related litigation will not have a material adverse effect on its consolidated financial position.

         See "Insurance Litigation" and Note 2 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for additional information.

         ENVIRONMENTAL PROCEEDINGS. The following is a description of the material environmental proceedings in which Grace is involved:

         Grace (together with certain other companies) has been designated a "potentially responsible party" ("PRP") by the U.S. Environmental Protection Agency ("EPA") with respect to absorbing the costs of investigating and remediating pollution at various sites. At year-end 1997, proceedings were pending with respect to approximately 30 sites as to which Grace has been designated a PRP. U.S. federal law provides that all PRPs may be held jointly and severally liable for the costs of investigating and remediating a site. Grace is also conducting investigatory and remediation activities at sites under the jurisdiction of state and/or local authorities.

         In November 1995, Grace received a letter from the U.S. Department of Energy ("DOE") inquiring as to Grace's willingness to contribute to the continued cleanup of a former Grace property located in Wayne, New Jersey. The letter asserted that Grace has a legal duty to pay for the cleanup and that the total cost of cleanup may exceed $100 million. The operations conducted by Grace at the Wayne site (from 1955 to 1970) included work done on radioactive materials under contract with the U.S. government. In 1975, the U.S. Nuclear Regulatory Commission inspected the site, concluded that it was decontaminated in accordance with applicable regulations and released it for unrestricted use. In 1984, pursuant to a request from the DOE, Grace transferred the Wayne property to the DOE and made a cash payment as a contribution towards the DOE's cleanup efforts at the site, which was acknowledged by the DOE as fulfilling any obligation Grace had to contribute to the DOE's cleanup effort while preserving the rights and liabilities of the parties under other existing applicable laws. Grace believes that the resolution of the DOE's claim (as well as related claims by other U.S. governmental agencies) will not have a material adverse effect on its consolidated financial position.

         Grace is a party to additional proceedings involving U.S. federal, state and/or local government agencies and private parties regarding Grace's compliance with environmental laws and regulations. These proceedings are not expected to result in significant sanctions or in any material liability. However, Grace may incur material liability in connection with future actions of governmental agencies or private parties relating to past or future practices of Grace with respect to the generation, storage, handling, discharge or disposition of hazardous wastes and other materials.

         Grace believes that the liabilities for environmental remediation costs, including costs relating to environmental proceedings, that have been recorded in Grace's historical financial statements are adequate. In addition, Grace is presently involved in litigation with its insurance carriers, seeking reimbursement from them for certain amounts for which Grace may be held liable with respect to such costs. The outcome of such litigation, as well as the amounts of any recoveries that Grace may receive in connection therewith, is presently uncertain. However, Grace believes that the resolution of pending environmental proceedings will not have a material adverse effect on the consolidated financial position or liquidity of Grace. For further information, see "Environmental, Health and Safety Matters" under Item 1 above and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement.

         INSURANCE LITIGATION. Grace is involved in litigation with certain of its insurance carriers with respect to asbestos-related insurance claims and environmental liabilities. The relief sought by Grace in these actions would provide insurance that would partially offset Grace's estimated exposure with respect to amounts previously expended, and that may be expended in the future, by Grace to defend claims, satisfy judgments and fund settlements. Grace has settled all of its asbestos-related insurance coverage actions, with the exception of MARYLAND CASUALTY CO. V. W. R. GRACE & CO., pending in the U.S. District Court for the Southern District of New York, in which Grace is asserting claims for insurance coverage for its asbestos-related personal injury liabilities.

         Pursuant to settlements with primary-level and excess-level insurance carriers, Grace received payments totaling $310.9 million prior to 1995, as well as payments totaling $257.3 million in 1995, $184.5 million in 1996 and $68.7 million in 1997. Grace expects to receive additional amounts from insurance carriers and has recorded receivables to reflect the expected amounts, as discussed above under "Asbestos Litigation." As a result of these settlements, Grace's asbestos-related insurance claims have been dismissed as to the primary-level product liability insurance coverage previously sold by the relevant insurers to Grace, as well as to many of Grace's excess-level liability insurers.

         Grace's only two environmental insurance coverage actions are pending in the U.S. District Court for the Southern District of New York. The first is styled MARYLAND CASUALTY CO. V. W. R. GRACE & CO. Litigation continues in this case as to certain primary-level and excess-level carriers that have not settled with respect to claims for environmental property damage. The second case, entitled UNIGUARD V. W. R. GRACE, was filed on December 17, 1997. This declaratory judgment action seeks a determination concerning the liability of one excess carrier for bodily injury claims as a result of environmental contamination.

         See "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for additional information.

         FUMED SILICA PLANT LITIGATION. In 1993, Grace and certain of its subsidiaries initiated legal action in the Belgian courts against the Flemish government to recover losses resulting from the closing of one subsidiary's fumed silica plant in Puurs, Belgium. The action seeks damages in excess of four billion Belgian francs (approximately $107.8 million at the December 31, 1997 exchange rate), plus interest and lost profits. This claim was dismissed at the trial court level and is now being appealed. The trial court also determined that a subsidiary should repay approximately 239 million Belgian francs (approximately $6.4 million at the December 31, 1997 exchange rate), plus interest, to the Flemish government for previously received investment grants; this decision is also being appealed.

         U.S. JUSTICE DEPARTMENT LAWSUIT. The U.S. Justice Department has intervened in a QUI TAM lawsuit, originally filed in June 1995, pending in the U.S. District Court for the Northern District of California (UNITED STATES EX REL. ROBERT COSTA AND RONALD THORNBURG, ET AL. V. BAKER & TAYLOR, INC., ET AL.). The complaint in this lawsuit alleges that Baker & Taylor Books, a book wholesaler sold by Grace in 1992, overcharged public schools, libraries and federal agencies during the last ten years, including the period during which Baker & Taylor Books was owned by Grace. Grace and Baker & Taylor, Inc. (the entity that currently operates Baker & Taylor Books) have been named as defendants. The lawsuit seeks unspecified damages, punitive damages and civil penalties, as well as attorneys' fees and expenses and such other relief as the Court may deem proper. At this time, Grace is unable to determine the liability, if any, to which it may be subject as a result of this lawsuit.

         STOCKHOLDER LITIGATION. W. R. Grace & Co., a New York corporation subsequently renamed Fresenius Medical Care Holdings, Inc. ("Grace New York"), and former members of the Grace New York Board of Directors (as well as J. P. Bolduc, who resigned as president and chief executive officer and a director of Grace New York in March 1995) were named as defendants in a case entitled WEISER, ET AL. V. GRACE, ET AL. pending in New York State Supreme Court, New York County. The consolidated amended complaint in this lawsuit, which purports to be a derivative action (i.e., an action brought on behalf of Grace New York), alleges, among other things, that the individual defendants breached their fiduciary duties to Grace New York (i) by providing J. Peter Grace, Jr. (the chairman and a director of Grace New York until his death in April 1995) with certain compensation arrangements upon his voluntary retirement as Grace New York's chief executive officer in 1992 and (ii) by approving Mr. Bolduc's severance arrangements, and that Messrs. Grace and Bolduc breached their fiduciary duties by accepting such benefits and payments. The lawsuit seeks unspecified damages, the cancellation of all allegedly improper agreements, the cancellation of a retirement plan for nonemployee directors (which was terminated by Grace in 1997), the return of all remuneration paid to the directors who are defendants while they were in breach of their fiduciary duties to Grace New York, attorneys' and experts' fees and costs, and such other relief as the Court deems proper. A motion to intervene in the case by the California Public Employees' Retirement System was granted by the Court in September 1996. Grace appointed a special committee of independent directors to investigate the allegations made in the WEISER action. In March 1998, the special committee filed a motion to dismiss the WEISER action on the grounds that it is without merit and that the prosecution of the action is not in the best interests of the Company and its shareholders.

         Under the terms of the Distribution Agreement ("NMC Distribution Agreement") entered into in connection with the reorganization of Grace New York in September 1996 (the "NMC Transaction") described in Note 1 to the Consolidated Financial Statements in the Financial Supplement, Grace remains financially responsible for any liabilities incurred by Grace New York and others as a result of this lawsuit, including the fees and disbursements of counsel for Grace and, subject to certain conditions, counsel for the individual defendants (including certain current and former directors of Grace). The discussions of the NMC Distribution Agreement appearing above and in the following paragraphs do not purport to be complete and are qualified in their entirety by reference to the NMC Distribution

Agreement, which was filed as an exhibit to the Joint Proxy Statement-Prospectus of Grace New York dated August 2, 1996.

         SECURITIES AND EXCHANGE COMMISSION INVESTIGATION. In April 1996, Grace New York received a formal order of investigation issued by the U.S. Securities and Exchange Commission ("SEC") directing an investigation into, among other things, whether Grace New York violated the U.S. federal securities laws by filing periodic reports with the SEC that contained false and misleading financial information. Pursuant to this formal order of investigation, Grace and Grace New York have provided information to the SEC relating to reserves (net of applicable taxes) established by Grace New York and its subsidiary, National Medical Care, Inc. ("NMC"), during the period from January 1, 1990 to 1996 ("Covered Period"). In connection with the preparation of the NMC Form 10 filed with the SEC in September 1995, Grace reversed previously unallocated reserves established at NMC in 1990, 1991, 1992 and 1993 that are a subject of this investigation. Also in connection with the preparation of such Form 10, Grace established reserves in an approximately equal amount with respect to investments in Cross Country Healthcare Personnel, Inc. and in NMC's German renal products manufacturing facilities.

         Under the terms of the NMC Distribution Agreement, Grace remains financially responsible for any liabilities incurred by Grace New York and others as a result of the investigation described above, including the fees and disbursements of counsel for Grace and, subject to certain conditions, counsel for certain former directors and officers of Grace.

         CLAIMS RELATING TO NMC. Grace New York and certain of its officers and directors were named as defendants in a lawsuit entitled MURPHY, ET AL. V. W. R. GRACE & CO., ET AL., which is pending in the U.S. District Court for the Southern District of New York. The first amended class action complaint in this lawsuit, which purports to be a class action on behalf of all persons and entities who purchased Grace New York's publicly traded securities during the period from March 13, 1995 through October 17, 1995 (the "Class Period"), generally alleges that the defendants concealed information, and issued misleading public statements and reports, concerning NMC's financial position and business prospects, a proposed spin-off of NMC and the matters that are the subject of investigations of NMC by the Office of the Inspector General of the U.S. Department of Health and Human Services (the "OIG"), in violation of U.S. federal securities laws. The lawsuit seeks unspecified damages, attorneys' and experts' fees and costs and such other relief as the Court deems proper.

         Grace New York and certain of its former officers and directors were also named as defendants in a purported derivative action in the U.S. District Court for the Southern District of New York (BENNETT V. BOLDUC, ET AL.), alleging that such individuals breached their fiduciary duties by failing to properly supervise the activities of NMC in the conduct of its business. The BENNETT action seeks unspecified damages, attorneys' and experts' fees and costs and such other relief as the Court deems proper. A third derivative action relating to NMC, entitled BAUER V. BOLDUC, ET AL., was filed in October 1995 in the Supreme Court of the State of New York for the County of New York. The Bauer action has been stayed in favor of the BENNETT action.

         Grace and other defendants in the MURPHY, BENNETT AND BAUER actions have agreed with the plaintiffs to settle those actions. The agreement provides for the establishment of a fund of approximately $32 million (less plaintiffs' attorneys' fees) to compensate a class of stockholders consisting of purchasers of Grace New York stock during the Class Period. As part of the settlements, the insurance carrier for the directors and officers will cause $10 million to be paid to Grace on behalf of the individual defendants named in the MURPHY, BENNETT and BAUER actions. The settlements are contingent upon court approval. The net payment to be made by Grace in connection with these settlements will be charged against previously established reserves.

         Under the terms of the NMC Distribution Agreement, Grace remains financially responsible for any liabilities incurred by Grace New York and others as a result of the lawsuits described above, including the fees and disbursements of counsel for Grace and, subject to certain conditions, counsel for the individual defendants (including certain former directors and officers of Grace). The NMC Distribution Agreement also provides generally for certain cross-indemnities designed to place with Grace New York (which has become a subsidiary of Fresenius AG, a German corporation not affiliated with Grace) financial responsibility for the liabilities of the health care businesses formerly owned by Grace New York (including, without limitation, all liabilities relating to compliance or noncompliance with U.S. food and drug law, medical and Medicare billing and reimbursement law and other health care matters) and to place with Grace financial responsibility for the other liabilities of Grace New York and its other subsidiaries (including, without limitation, liabilities relating to the manufacture or sale of asbestos- containing materials by the specialty chemicals businesses). Grace and Grace New York have asserted claims against each other for indemnity with respect to claims asserted by third parties pursuant to the terms of these provisions.

         See Note 3 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Financial Supplement for additional information concerning certain litigation and proceedings involving NMC.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         This Item is inapplicable, as no matters were submitted to a vote of the Company's security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.

         Except as provided below, the information called for by this Item appears in the Financial Supplement under the heading "Financial Summary" opposite the caption "Other Statistics - Common shareholders of record" (page F-29); under the heading "Quarterly Summary and Statistical Information - Unaudited" opposite the captions "Dividends declared per common share" and "Market price of common stock" (page F-28); and in Note 12 to the Consolidated Financial Statements (page F-22).

         Each share of the Company's Common Stock, par value $.01 per share ("Common Stock"), has an attendant Preferred Stock Purchase Right ("Right"). The Rights are not and will not become exercisable unless and until certain events occur (as described below). Until such events occur, the Rights will automatically trade with the Common Stock, and separate certificates for the Rights will not be distributed. The Rights will become exercisable on the earlier to occur of (a) 10 days after a person or group ("Acquiring Person") has acquired beneficial ownership of 20% or more of the then outstanding shares of Common Stock or (b) 10 business days (or such later date as may be fixed by the Company's

Board of Directors) after an Acquiring Person commences (or announces the intention to commence) a tender offer or exchange offer that would result in such Acquiring Person becoming the beneficial owner of 20% or more of the then outstanding shares of Common Stock. Holders of Rights, as such, have no rights as stockholders of the Company; consequently, such holders have no rights to vote or receive dividends, among other things.

         When the Rights become exercisable, each Right will initially entitle the holder to buy from the Company one hundredth of a share of the Company's Junior Participating Preferred Stock, par value $.01 per share ("Junior Preferred Stock"), for $200, subject to adjustment ("exercise price"). If, at any time after the Rights become exercisable, the Company is acquired in a merger or other business combination or 50% or more of the Company's consolidated assets or earning power is sold, each Right not owned by an Acquiring Person will entitle the holder to buy a number of shares of common stock of the acquiring company having a market value equal to twice the exercise price. Alternatively, each Right not owned by an Acquiring Person would become exercisable for Common Stock having a market value equal to twice the exercise price.

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

         The Rights are currently scheduled to expire in September 2006 (subject to extension or the earlier redemption or exchange of the Rights). The Rights will not become exercisable as a result of, and will be terminated in connection with, the disposition of the Packaging Business described under "Introduction and Overview -- Strategic Objectives and Actions" in Item 1 above, although New Grace will have substantially identical rights.

         The foregoing summary of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which was filed as an exhibit to the Company's Form 8-K filed on October 10, 1996.

ITEM 6.      SELECTED FINANCIAL DATA.

         The information called for by this Item appears under the heading "Financial Summary" (page F-29 of the Financial Supplement) and in Notes 3, 5, 6, 9 and 16 to the Consolidated Financial Statements (pages F-12, F-16, F-17, F-19 and F-25 of the Financial Supplement). In addition, Exhibit 12 to this Report (page F-40 of the Financial Supplement) contains the ratio of earnings to fixed charges and combined fixed charges and preferred stock dividends for Grace for the years 1993-1997.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.

         The information called for by this Item appears on pages F-30 to F-38 of the Financial Supplement.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information called for by this Item appears in Note 10 to the Consolidated Financial Statements (page F-20 of the Financial Supplement).

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

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         BOARD OF DIRECTORS. Set forth below is information with respect to the individuals who currently serve as directors of the Company. Under the classified board provisions of the Company's Amended and Restated Certificate of Incorporation and By-laws, these individuals were elected for terms expiring at the annual meetings of shareholders in the years indicated.

         Upon the disposition of the Packaging Business described under "Introduction and Overview -- Strategic Objectives and Actions" in Item 1 above, it is anticipated that Messrs. Brown, Cheng and Phipps and Ms. Kamsky will remain directors of the Company (which will be renamed "Sealed Air Corporation") and that the other directors will become directors of New Grace. Messrs. Eckmann and Holmes and Dr. Frick have agreed to resign from the New Grace Board of Directors effective May 8, 1998, the date on which their terms as directors of the Company would expire but for the disposition of the Packaging Business. It is anticipated that, following completion of such disposition, the New Grace Board of Directors (on the recommendation of its Nominating Committee) will elect one or more individuals to serve as directors of New Grace, with a term expiring at the Annual Meeting of Stockholders of New Grace to be held in 2001.

                   CLASS I DIRECTORS -- TERMS EXPIRING IN 1999
                   -------------------------------------------

Hank Brown
Director since March 1997
Age: 58

Mr. Brown is the Director of the Center for Public Policy at the University of Denver, having served as a United States Congressman from 1981 until 1991 and as a United States Senator from 1991 until January 1997. A 1961 graduate of the University of Colorado, he served in the United States Navy from 1962 until 1966, and he subsequently received a law degree from the University of Colorado and a master of laws from George Washington University; he is also a certified public accountant. From 1969 to 1980, Mr. Brown held a number of professional and executive positions with Monfort of Colorado, Inc., a meat processing and livestock feeding company.

Albert J. Costello
Director since 1995
Age: 62

Mr. Costello is the chairman, president and chief executive officer of Grace, positions he has held since May 1995. Before joining Grace, Mr. Costello served as president of American Cyanamid Company from 1991 to March 1993 and as its chairman of the board and chief executive officer from April 1993 to December 1994; he joined American Cyanamid Company in 1957. Mr. Costello received a B.S. in chemistry from Fordham University and an M.S. in chemistry from New York University. Mr. Costello is a director of Becton, Dickinson and Company and FMC Corporation and a trustee of Fordham University and the American Enterprise Institute for Public Policy Research.

Marye Anne Fox
Director since 1996
Age: 50

Dr. Fox is vice president for research and the Waggoner Regents chair in chemistry of the University of Texas, positions she has held since 1994 and 1992, respectively; she has been on the faculty of the University of Texas since 1976. Dr. Fox received a B.S. in chemistry from Notre Dame College, an M.S. in organic chemistry from Cleveland State University and a Ph.D. in organic chemistry from Dartmouth College; she also holds an honorary doctoral degree from Notre Dame College. Dr. Fox has served as vice chair of the National Science Board and has received numerous honors and awards from a wide variety of educational and professional organizations. She currently serves on the Texas Governor's Science and Technology Council; she has also served on several editorial boards and has authored approximately 300 publications, including three books and more than 20 book chapters.

Thomas A. Vanderslice
Director since 1996
Age: 66

Mr. Vanderslice began his career with General Electric Company, where he spent 23 years in various technical, management and executive positions, including executive vice president and sector executive of General Electric's power systems business. He subsequently served as president and chief operating officer of GTE Corporation, as chairman and chief executive officer of Apollo Computer, Inc., and, from 1989 to June 1995, as chairman and chief executive officer of M/A-COM, Inc., a designer and manufacturer of radio frequency and microwave components, devices and subsystems for commercial and defense applications. Mr. Vanderslice received a B.S. in chemistry and philosophy from Boston College and a Ph.D. in chemistry and physics from Catholic University; he holds several patents and has written numerous technical articles. He is a director of Texaco Inc., a trustee of Boston College, and chairman of the Massachusetts High Technology Council. He is also a member of the National Academy of Engineering, the American Chemical Society and the American Institute of Physics.

                  CLASS II DIRECTORS -- TERMS EXPIRING IN 2000
                  --------------------------------------------

John F. Akers
Director since January 1997
Age: 63

Mr. Akers served as chairman of the board and chief executive officer of International Business Machines Corporation from 1985 until his retirement in 1993, completing a 33-year career with IBM. He is a director of Hallmark Cards, Inc., Lehman Brothers Holdings, Inc., The New York Times Company, PepsiCo, Inc. and Springs Industries, Inc. He also serves on the U.S. advisory board of Zurich Insurance Company and on the advisory board of DIRECTORSHIP. A graduate of Yale University with a B.S. in industrial administration, Mr. Akers formerly served on the boards of trustees of the California Institute of Technology and the Metropolitan Museum of Art, as chairman of the board of governors of United Way of America, and as a member of President Bush's Education Policy Advisory Committee.

Christopher Cheng
Director since March 1997
Age: 49

Mr. Cheng is chairman and managing director of the Wing Tai Group of Companies, a garment manufacturer based in Hong Kong; he also serves as chairman of USI Holdings Ltd., a diverse holding company listed on the Hong Kong Stock Exchange with interests in garment manufacturing, property development, hospitality and telecommunications. Mr. Cheng received a bachelor's degree in business administration from the University of Notre Dame and an M.B.A. from Columbia University. He is a director of The New World Infrastructure Limited (a company listed on the Hong Kong Stock Exchange) and of The Gieves Group PLC (listed on the London Stock Exchange), and he is active in numerous civic and educational organizations, including the Hong Kong Trade Development Council, the Hong Kong University of Science and Technology, and the Council for International Affairs of Notre Dame. He is also an Officer of the Order of the British Empire.

Virginia A. Kamsky
Director since 1990
Age: 44

Ms. Kamsky is the founder, chairman and co-chief executive officer of Kamsky Associates Inc., an advisory, consultancy and investment firm specializing in The People's Republic of China. She graduated from Princeton University with an honors degree in East Asian studies (with a concentration in Chinese and Japanese language studies) and served as a lending officer with The Chase Manhattan Bank in Tokyo, Beijing and New York City before forming Kamsky Associates in 1980. Ms. Kamsky is a member of the Council on Foreign Relations, a founding director of the Council's Hong Kong Committee, and a trustee of Princeton-in-Asia. She previously served on Princeton's Board of Trustees, including its Executive and Investment Committees. She is also a director of the National Committee on United States-China Relations and a member of the advisory committee of Americares.

John E. Phipps
Director since 1975
Age: 65

Mr. Phipps is a private investor. He is a general partner of Phipps Ventures and a director of the Bessemer Group, Bessemer Securities Corporation, Bessemer Trust Company, Bessemer Trust Company of Florida and Bessemer Trust Company, N.A.

                  CLASS III DIRECTORS -- TERMS EXPIRING IN 1998
                  ---------------------------------------------

Harold A. Eckmann
Director since 1976
Age: 76

Mr. Eckmann retired in 1985 as chairman and chief executive officer of Atlantic Mutual Insurance Company and Centennial Insurance Company -- The Atlantic Companies. He was educated at the U.S.

Merchant Marine Academy and the University of California. Mr. Eckmann joined The Atlantic Companies in 1949 and became president in 1970 and chairman and chief executive officer in 1976.

James W. Frick
Director since 1984
Age: 73

Dr. Frick is president of James W. Frick Associates, a consulting firm to private colleges and universities. He is also vice president emeritus of the University of Notre Dame, having served the University in various capacities from 1951 to 1987, including as a member of its board of trustees. Dr. Frick holds three degrees from the University of Notre Dame. He is president emeritus of the Community Foundation of St. Joseph County, Indiana, a former director of Society Bank of South Bend and Society National Bank, Indiana, and a former member of the board of trustees of Converse College. He also served a term as a member of the board of the Department of Financial Institutions of the State of Indiana.

Thomas A. Holmes
Director since 1989
Age: 74

Mr. Holmes served as acting president and chief executive officer of Grace from March to May 1995. He was chairman, president and chief executive officer of Ingersoll-Rand Company until his retirement in 1988, having spent his entire business career with Ingersoll-Rand Company. He is a graduate of the University of Missouri -- Rolla. Mr. Holmes is a director of Newmont Gold Co. and Newmont Mining Corp.

John J. Murphy
Director since March 1997
Age: 66

Mr. Murphy retired in 1996 as chairman of the board of Dresser Industries, Inc., a supplier of products and technical services to the energy industry. He joined Dresser as an engineer in 1952 and spent his entire career with Dresser, serving as its chief executive officer from 1983 to 1995. Mr. Murphy is a director of CARBO Ceramics, Inc., Kerr-McGee Corporation and PepsiCo, Inc.; a former trustee of Southern Methodist University and St. Bonaventure University; a former member of the board of the U.S.-Russia Business Council; and a member of The Business Council. He received a bachelor's in mechanical engineering from Rochester Institute of Technology, a masters of business administration from Southern Methodist University and an honorary doctorate of commercial science from St. Bonaventure University.
                                     - 22 -

         Executive Officers. The Company's current executive officers are listed below. Executive officers are elected to serve until the following annual meeting of the Company's Board of Directors.

   Name and Age                                      Office                                      First Elected
   ------------                                      ------                                      -------------

Robert H. Beber (64)                              Executive Vice President                       05/10/93
                                                  and General Counsel                            09/01/91

Robert J. Bettacchi (55)                          Senior Vice President                          04/01/97

Albert J. Costello (62)                           Chairman,                                      05/10/95
                                                  President and Chief                            05/01/95
                                                  Executive Officer

Larry Ellberger (50)                              Senior Vice President and                      07/06/95
                                                  Chief Financial Officer                        11/14/96

James R. Hyde (59)                                Senior Vice President                          07/06/95

J. Gary Kaenzig, Jr. (52)                         Senior Vice President                          10/05/95

         All the above executive officers have been actively engaged in Grace's business for the past five years, other than Mr. Costello (see "Board of Directors" above) and Mr. Ellberger. Mr. Ellberger was a corporate vice president and director of corporate development and planning of American Cyanamid Company from 1991 until 1995. Mr. Ellberger served as the Company's acting chief executive officer from October 11, 1997, when Mr. Costello suffered a heart attack, until January 5, 1998.

         Upon the disposition of the Packaging Business described under "Introduction and Overview -- Strategic Objectives and Actions" in Item 1 above, it is anticipated that the current executive officers, other than Mr. Kaenzig, will become executive officers of New Grace and that Mr. Kaenzig will remain an executive officer of the Company (which will be renamed "Sealed Air Corporation").

         OWNERSHIP AND TRANSACTIONS REPORTS. Under Section 16 of the Securities Exchange Act of 1934, the Company's directors, certain of its officers, and beneficial owners of more than 10% of the Company's outstanding Common Stock are required to file reports with the SEC and the New York Stock Exchange concerning their ownership of and transactions in Common Stock; such persons are also required to furnish the Company with copies of such reports. Based solely upon the reports and related information furnished to the Company, the Company believes that all such filing requirements were complied with in a timely manner during and with respect to 1997, except that one report regarding the purchase of shares of Common Stock by Dr. Frick's wife was filed late.

ITEM 11.          EXECUTIVE COMPENSATION.

         The information called for by this Item will be provided by amendment.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The following table sets forth the Common Stock beneficially owned, directly or indirectly, as of December 31, 1997, by: (a) each person known to Grace to be the beneficial owner of more than five percent of the then outstanding shares of the Common Stock; (b) current directors and each of the executive officers named in the Summary Compensation Table set forth in the Company's 1997 Proxy Statement (other than those who have resigned); and (c) all directors and executive officers of the Company as a group. The table includes shares owned by (i) those persons and their spouses, minor children and certain relatives, (ii) trusts and custodianships for their benefit and (iii) trusts and other entities as to which the persons have the power to direct the voting or investment of securities (including shares as to which the persons disclaim beneficial ownership). The table also includes shares in accounts under Grace's Savings and Investment Plan and shares covered by currently exercisable stock options; it does not reflect shares covered by unexercisable stock options. The Common Stock owned by directors and executive officers as a group (excluding option shares) as of December 31, 1997 represents less than 1% of the Common Stock outstanding as of that date.

                                                                                  SHARES OF
                                                                                GRACE COMMON
                                                                                    STOCK
                           BENEFICIAL OWNER                                  BENEFICIALLY OWNED
------------------------------------------------------------------------    ----------------------
FMR Corp. (1)...........................................................        5,561,540
   82 Devonshire Street
   Boston, Massachusetts  02109
Lincoln Capital Management Company (2)..................................        7,904,700
   200 South Wacker Drive, Suite 2100
   Chicago, Illinois  60606
Tiger Management L.L.C. ................................................        6,895,600
   and Tiger Performance L.L.C. (3)
   101 Park Avenue
   New York, NY  10178
J.F. Akers..............................................................            1,205
                                                                                      504(T)
R.H. Beber..............................................................            7,673
                                                                                  198,338(O)
H. Brown................................................................            1,139
                                                                                      153(T)
C. Cheng................................................................              139
                                                                                      140(T)
A.J. Costello...........................................................           32,776
                                                                                   31,123(T)
                                                                                  336,375(O)
H.A. Eckmann............................................................            3,690
                                                                                    1,997(T)
L. Ellberger............................................................            1,662
                                                                                   14,502(T)
                                                                                   91,132(O)
M.A. Fox ...............................................................              964
                                                                                      135(T)
J.W. Frick..............................................................            3,489
                                                                                       76(T)

                                     - 24 -


                                                                                  SHARES OF
                                                                                GRACE COMMON
                                                                                    STOCK
                          BENEFICIAL OWNER                                   BENEFICIALLY OWNED
------------------------------------------------------------------------    ----------------------
T.A. Holmes.............................................................            4,421
                                                                                    1,261(T)
J.R. Hyde...............................................................            9,090
                                                                                  184,127(O)
V.A. Kamsky.............................................................            2,931
J.J. Murphy.............................................................            1,139
                                                                                      414(T)
J.E. Phipps.............................................................           11,921
                                                                                   17,450(T)(S)
                                                                                    3,860(T)
T.A. Vanderslice........................................................            1,731
                                                                                    1,058(T)
Various directors, executive officers and others, as Trustees...........            2,696(T)(S)
Directors and executive officers as a group.............................           89,911
                                                                                   65,244(T)
                                                                                   20,146(T)(S)
                                                                                  965,123(O)

-------------------

(1) The shares owned by FMR Corp. represent approximately 7.5% of the Common Stock outstanding as of December 31, 1997. The ownership information set forth in the table is based in its entirety on material contained in a
     Schedule 13G, dated February 14, 1998, filed with the SEC by FMR Corp., which stated that the securities were not acquired for the purpose of changing or influencing the control of Grace. With respect to the shares held, such shareholder stated in such Schedule 13G that it has sole voting power as to 356,440 shares and sole dispositive power as to 5,561,540 shares.

(2) The shares owned by Lincoln Capital Management Company represent approximately 10.6% of the Common Stock outstanding as of December 31, 1997. The ownership information set forth in the table is based in its entirety on material contained in a Schedule 13G, filed with the SEC on February 26, 1998 by Lincoln Capital Management Company, which stated that the securities were not acquired for the purpose of changing or influencing the control of Grace. With respect to the shares held, such shareholder stated in such Schedule 13G that it has sole voting power as to 4,060,700 shares and sole dispositive power as to 7,904,700 shares.

(3) The shares owned by Tiger Management L.L.C. and Tiger Performance L.L.C. represent approximately 9.3% of the Common Stock outstanding as of December 31, 1997. The ownership information set forth in the table is based in its entirety on material contained in a Schedule 13G, dated February 13, 1998, filed with the SEC by Tiger Management L.L.C. and Tiger Performance L.L.C., which stated that the securities were not acquired for the purpose of changing or influencing the control of Grace. With respect to the shares held, such shareholders stated in such Schedule 13G that they have sole voting power and sole dispositive power as to 6,895,600 shares.

(T) Shares owned by trusts and other entities as to which the person either has the power to direct voting and/or investment or is a beneficiary.

(O) Shares covered by stock options exercisable on or within 60 days after December 31, 1997.

(S) Shares as to which the person shares voting and/or investment power with others.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by this Item will be provided by amendment.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K.

         FINANCIAL STATEMENTS AND SCHEDULES. See the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibits on page F-1 of the Financial Supplement.

         REPORTS ON FORM 8-K. The Company filed the following Reports on Form 8-K during the fourth quarter of 1997 and the beginning of 1998:

Date of Filing            Disclosure(s)
--------------            -------------

October 17, 1997          Announcement concerning the condition of Albert J.
                          Costello, the Company's Chairman, President and Chief
                          Executive Officer.

November 4, 1997          Announcement of 1997 third quarter results.

February 9, 1998          Announcement of 1997 fourth quarter and full year
                          results.

         EXHIBITS. The exhibits to this Report are listed below. Other than exhibits that are filed herewith, all exhibits listed below are incorporated herein by reference. Exhibits indicated by an asterisk (*) are the management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report.

Exhibit                                                                      Where Located
-------                                                                      -------------
Form of Distribution Agreement, by and among                                Annex B to the Joint Proxy
W. R. Grace & Co., W. R. Grace & Co.-Conn. and                              Statement/Prospectus dated
Grace Specialty Chemicals, Inc.                                             February 13, 1998 included in
                                                                            Form S-4 (filed 2/13/98)

Amended and Restated Certificate of Incorporation of                        Exhibit 4.1 to Form 8-K
W. R. Grace & Co.                                                           (filed 10/10/96)

Amended and Restated By-laws of                                             Exhibit 4.2 to Form 8-K
W. R. Grace & Co.                                                           (filed 10/10/96)

Rights Agreement by and between W. R. Grace & Co.                           Exhibit 4.3 to Form 8-K
and The Chase Manhattan Bank, as Rights Agent                               (filed 10/10/96)

Indenture dated as of September 29, 1992 among                              Exhibit 4.2 to Form 10-K
W. R. Grace & Co.-Conn., W. R. Grace & Co. and                              (filed 3/26/93)
Bankers Trust Company


Supplemental Indenture dated as of September 24,                            Exhibit 4.4 to Form 8-K
1996, among W. R. Grace & Co.-Conn., W. R. Grace                            (filed 10/10/96)
& Co., Grace Holding, Inc., and Bankers Trust
Company, to Indenture dated as of September 29,
1992

Indenture dated as of January 28, 1993 among                                Exhibit 4.4 to Form 10-K
W. R. Grace & Co.-Conn., W. R. Grace & Co. and                              (filed 3/26/93)
The Bank of New York (successor to NationsBank of
Georgia, N.A.)

Supplemental Indenture dated as of September 24,                            Exhibit 4.5 to Form 8-K
1996, among W. R. Grace & Co.-Conn., W. R. Grace                            (filed 10/10/96)
& Co., Grace Holding, Inc., and The Bank of New
York, to Indenture dated as of January 28, 1993

364-Day Credit Agreement, dated as of May 16, 1997,                         Exhibit 10.1 to Form 10-Q (filed
among W. R. Grace & Co.-Conn., W. R. Grace &                                8/12/97)
Co., the several banks parties thereto, NationsBank,
N.A. (South), as documentation agent, and The Chase
Manhattan Bank, as administrative agent for such
banks

Amended and Restated Credit Agreement, dated as of                          Exhibit 10.2 to Form 10-Q
May 16, 1997, among W. R. Grace & Co.-Conn.,                                (filed 8/12/97)
W. R. Grace & Co., the several banks parties thereto
and The Chase Manhattan Bank, as administrative
agent for such banks

W. R. Grace & Co. 1996 Stock Incentive Plan, as                             Exhibit 10.1 to Form 10-Q (filed
amended                                                                     5/13/97)*

W. R. Grace & Co. 1996 Stock Retainer Plan for                              Exhibit 10.2 to Form 8-K
Nonemployee Directors                                                       (filed 10/10/96)*

W. R. Grace & Co. Supplemental Executive                                    Exhibit 10.03 to Form 10-K
Retirement Plan, as amended                                                 (filed 3/28/97)*

W. R. Grace & Co. Executive Salary Protection Plan,                         Exhibit 10.04 to Form 10-K
as amended                                                                  (filed 3/28/97)*

W. R. Grace & Co. 1981 Stock Incentive Plan, as                             Exhibit 10.3 to Form 8-K
amended                                                                     (filed 10/10/96)*

W. R. Grace & Co. 1986 Stock Incentive Plan, as                             Exhibit 10.4 to Form 8-K
amended                                                                     (filed 10/10/96)*

W. R. Grace & Co. 1989 Stock Incentive Plan, as                             Exhibit 10.5 to Form 8-K
amended                                                                     (filed 10/10/96)*


W. R. Grace & Co. 1994 Stock Incentive Plan, as                             Exhibit 10.6 to Form 8-K
amended                                                                     (filed 10/10/96)*

Forms of Stock Option Agreements                                            Exhibit 10(h) to Form 10-K
                                                                            (filed 3/28/92)*

Information concerning W. R. Grace & Co. Incentive                          Pages 7-12 and 26-36 of Proxy
Compensation Program, Deferred Compensation                                 Statement (filed 4/7/97)*
Program and Long-Term Incentive Program

Form of Long-Term Incentive Program Award                                   Exhibit 10.13 to Registration
                                                                            Statement on Form S-1
                                                                            (filed 8/2/96)*

Form of Stock Option Agreements                                             Exhibit 10.14 to Registration
                                                                            Statement on Form S-1
                                                                            (filed 8/2/96)*

W. R. Grace & Co. Retirement Plan for Outside                               Exhibit 10.13 to Form 10-K
Directors, as amended                                                       (filed 3/28/97)*

Form of Executive Severance Agreement between                               Exhibit 10.22 to Registration
W. R. Grace & Co. and officers elected prior to May                         Statement on Form S-1
1996                                                                        (filed 8/2/96)*

Form of Executive Severance Agreement between                               Exhibit 10.23 to Registration
W. R. Grace & Co. and officers elected in or after                          Statement on Form S-1
May 1996                                                                    (filed 8/2/96)*

Form of Executive Severance Agreement between                               Exhibit 10.20 to Form 10 of
W. R. Grace & Co. and officers                                              Grace Specialty Chemicals, Inc.
                                                                            (filed 3/13/98)*

Consulting Agreement dated June 1, 1992 between                             Exhibit 10.29 to Form 10-K
W. R. Grace & Co. and Kamsky Associates, Inc.                               (filed 3/26/93)*

Employment Agreement dated as of May 1, 1995                                Exhibit 10.1 to Form 10-Q (filed
between W. R. Grace & Co. and Albert J. Costello                            8/14/95)*

Amendment dated August 9, 1996 to Employment                                Exhibit 10.7 to Form 8-K
Agreement, dated as of May 1, 1995, between                                 (filed 10/10/96)*
W. R. Grace & Co. and Albert J. Costello

Option Agreement between W. R. Grace & Co. and                              Exhibit 10.8 to Form 8-K
Albert J. Costello, dated May 1, 1995, as amended                           (filed 10/10/96)*

Option Agreement between W. R. Grace & Co. and                              Exhibit 10.37 to Registration
Albert J. Costello, dated March 6, 1996                                     Statement on Form S-1
                                                                            (filed 8/2/96)*


Option Agreement between W. R. Grace & Co. and                              Exhibit 10.25 to Form 10 of
Albert J. Costello, dated March 5, 1997                                     Grace Specialty Chemicals, Inc.
                                                                            (filed 3/13/98)*

Employment Agreement dated May 15, 1995 between                             Exhibit 10.28 to Form 10-K
W. R. Grace & Co. and Larry Ellberger                                       (filed 3/28/97)*

Restricted Stock Award Agreement dated June 6,                              Exhibit 10.29 to Form 10-K
1995 between W. R. Grace & Co. and Larry Ellberger,                         (filed 3/28/97)*
as amended by letter agreement dated August 26,
1996 between Larry Ellberger and W. R. Grace & Co.

Letter Agreement dated December 10, 1996 between                            Exhibit 10.30 to Form 10-K
W. R. Grace & Co. and Larry Ellberger                                       (filed 3/28/97)*

Distribution Agreement by and among W. R. Grace &                           Exhibit 2 to Form 8-K (filed
Co., a New York corporation subsequently renamed                            2/6/96)
Fresenius Medical Care Holdings, Inc., W. R. Grace
& Co.-Conn., and Fresenius AG dated February 4,
1996

Form of Indemnification Agreement between                                   Exhibit 10.39 to Registration
W. R. Grace & Co. and certain directors                                     Statement on Form S-1
                                                                            (filed 8/2/96)*

Form of Indemnification Agreement between                                   Exhibit 10.37 to Form 10-K
W. R. Grace & Co. and certain officers and directors                        (filed 3/28/97)*

Agreement and Plan of Merger dated as of August 14,                         Exhibit 2.1 to Form 8-K
1997 among W. R. Grace & Co., Sealed Air                                    (filed August 19, 1997)
Corporation and Packco Acquisition Corp.

Computation of Ratio of Earnings to Fixed Charges                           Filed herewith (in Financial
and Combined Fixed Charges and Preferred Stock                              Supplement to Form 10-K)
Dividends

List of Subsidiaries of W. R. Grace & Co.                                   Filed herewith

Consent of Independent Certified Public Accountants                         Filed herewith (in Financial
                                                                            Supplement to Form 10-K)

Powers of Attorney                                                          Filed herewith

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     W. R. GRACE & CO.


                                                     By  /s/ L. Ellberger
                                                         ---------------------
                                                            L. Ellberger
                                                     (Senior Vice President and
                                                       Chief Financial Officer)

Date: March 30, 1998

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1998.

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

         /s/ L. Ellberger                                        Senior Vice President
       -----------------------                              (Principal Financial Officer)
           (L. Ellberger)

         /s/ K. A. Browne                                 Vice President and Controller
       -----------------------                            (Principal Accounting Officer)
           (K. A. Browne)

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

                                               By /s/ Robert B. Lamm
                                                  ------------------------
                                                  Robert B. Lamm
                                                  (Attorney-in-Fact)

                              FINANCIAL SUPPLEMENT


                               W. R. GRACE & CO.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                              FINANCIAL SUPPLEMENT

                                       to

         Annual Report on Form 10-K for the Year Ended December 31, 1997

                       W. R. GRACE & CO. AND SUBSIDIARIES
                   Index to Consolidated Financial Statements
                  and Financial Statement Schedule and Exhibits
                  ---------------------------------------------

                                                                                                               Page
Report of Independent Certified Public Accountants on Financial Statement Schedule .............................F-2
Consent of Independent Certified Public Accountants.............................................................F-2
Report of Independent Certified Public Accountants..............................................................F-3
Consolidated Statement of Operations for the three years in the period ended December 31, 1997................................................................................F-4
Consolidated Statement of Cash Flows for the three years in the period ended December 31, 1997................................................................................F-5
Consolidated Balance Sheet at December 31, 1997 and 1996........................................................F-6
Consolidated Statement of Shareholders' Equity for the three years in the period ended December 31, 1997...................................................................F-7
Notes to Consolidated Financial Statements......................................................................F-8-F-27
Quarterly Summary and Statistical Information - Unaudited ......................................................F-28
Financial Summary          .....................................................................................F-29
Management's Discussion and Analysis of Results of Operations
  and Financial Condition.......................................................................................F-30
Financial Statement Schedule
         Schedule II  -   Valuation and Qualifying Accounts and
                          Reserves..............................................................................F-39

Exhibit 12:  Computation of Ratio of Earnings to Fixed Charges and
         Combined Fixed Charges and Preferred Stock Dividends...................................................F-40

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

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of W. R. Grace & Co.

Our audits of the consolidated financial statements referred to in our report dated February 3, 1998, except for "Packaging Business Transaction," as discussed in Notes 1 and 3, as to which the date is March 23, 1998, appearing on page F-3 of this 1997 Annual Report on Form 10-K of W. R. Grace & Co. also included an audit of the Financial Statement Schedule listed on page F-1 in the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibits of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP
Ft. Lauderdale, Florida
February 3, 1998, except for "Packaging Business Transaction," as discussed in Notes 1 and 3, as to which the date is March 23, 1998

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectuses constituting parts of the Registration Statements on Form S-8 (Nos. 333-13637, 333-13639, 333-13641, 333-13643, 333-14101, 333-13645, 333-13647, 333-16401 and
333-27057) of W. R. Grace & Co. of our report dated February 3, 1998, except for "Packaging Business Transaction," as discussed in Notes 1 and 3, as to which the date is March 23, 1998, appearing on page F-3 of this 1997 Annual Report on Form 10-K of W. R. Grace & Co. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears above.

/s/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP
Ft. Lauderdale, Florida
March 30, 1998

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

Management is responsible for the preparation, integrity and objectivity of the Consolidated Financial Statements and the other financial information included in this report. Such financial information has been prepared in conformity with generally accepted accounting principles and accordingly includes certain amounts that represent management's best estimates and judgments. Actual amounts could differ from those estimates.

     Management maintains internal control systems to assist it in fulfilling its responsibility for financial reporting. These systems include business, accounting and reporting policies and procedures, selection of personnel, segregation of duties and an internal audit function. While no system can ensure elimination of all errors and irregularities, Grace's systems, which are reviewed and modified in response to changing conditions, have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed and transactions are properly executed and reported. The concept of reasonable assurance is based on the recognition that there are limitations in all systems and that the costs of such systems should not exceed their benefits.

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

     The independent certified public accountants are engaged to conduct the audits of and report on the Consolidated Financial Statements in accordance with generally accepted auditing standards. These standards require a review of the systems of internal controls and tests of transactions to the extent considered necessary by the independent certified public accountants for purposes of supporting their opinion as set forth in their report.

Albert J. Costello                                     Larry Ellberger
Chairman, President and                                Senior Vice President and
Chief Executive Officer                                Chief Financial Officer



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

PRICE WATERHOUSE LLP                     February 3, 1998, except for "Packaging
One East Broward Boulevard               Business Transaction," as discussed in
Ft. Lauderdale, FL  33301                Notes 1 and 3, as to which the date is
                                         March 23, 1998

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF W. R. GRACE & CO.

In our opinion, the consolidated financial statements appearing on pages F-4 through F-27 of this report present fairly, in all material respects, the financial position of W. R. Grace & Co. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
W. R. Grace & Co. and Subsidiaries

CONSOLIDATED STATEMENT OF OPERATIONS

================================================================================

=================================================================================================================

Dollars in millions, except per share amounts                                   1997         1996         1995
-----------------------------------------------------------------------------------------------------------------
Sales and revenues.......................................................   $   1,479.7    $ 1,718.7    $ 1,860.5
Other income.............................................................          45.2         30.9         36.9
                                                                            -----------    ---------    ---------
     Total...............................................................       1,524.9      1,749.6      1,897.4
                                                                            -----------    ---------    ---------
Cost of goods sold and operating expenses................................         908.3        999.8      1,127.0
Selling, general and administrative expenses.............................         374.0        456.8        647.4
Depreciation and amortization............................................          92.9         95.4        113.8
Interest expense and related financing costs.............................          19.2         21.5         26.9
Research and development expenses........................................          42.4         55.4         73.2
Restructuring costs and asset impairments................................          47.8         34.7        151.3
Provision relating to asbestos-related liabilities and
   insurance coverage....................................................            --        229.1        275.0
Gain on sales of businesses..............................................        (103.1)      (326.4)          --
                                                                            -----------    ---------    ---------
     Total...............................................................       1,381.5      1,566.3      2,414.6
                                                                            -----------    ---------    ---------
Income/(loss) from continuing operations before income taxes.............         143.4        183.3       (517.2)
Provision for/(benefit from) income taxes................................          55.2         70.4       (192.4)
                                                                            -----------    ---------    ---------

     Income/(loss) from continuing operations...........................           88.2        112.9       (324.8)
Income/(loss) from discontinued operations..............................          172.8      2,744.8         (1.1)
                                                                            -----------    ---------    ---------
     Net income/(loss)..................................................    $     261.0    $ 2,857.7    $  (325.9)
                                                                            ===========    =========    =========
Earnings/(loss) per share:
     Continuing operations
         Basic..........................................................    $       1.19   $     1.22   $    (3.39)
         Diluted........................................................            1.17         1.20        (3.39)
     Net earnings/(loss)
         Basic..........................................................    $       3.53   $    31.06   $    (3.40)
         Diluted........................................................            3.45        30.57        (3.40)

------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements, pages F-8 to F-27, are integral parts of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

================================================================================================================================

In millions                                                                               1997          1996         1995
--------------------------------------------------------------------------------------------------------------------------------
Operating Activities(1)
Income/(loss) from continuing operations before income taxes.....................     $   143.4     $  183.3     $ (517.2)
Reconciliation to cash provided by operating activities:
     Depreciation and amortization...............................................          92.9         95.4        113.8
     Provision relating to asbestos-related liabilities and insurance coverage...           --         229.1        275.0
     Restructuring costs and asset impairments...................................          47.8         34.7        151.3
     Gain on sales of businesses.................................................        (103.1)      (326.4)         --
     Changes in assets and liabilities, excluding effect of businesses acquired/divested and foreign currency exchange:
          Increase in notes and accounts receivable, net.........................         (70.2)      (126.4)       (44.7)
          (Increase)/decrease in inventories.....................................          (7.9)        51.9        (62.1)
          Proceeds from asbestos-related insurance settlements...................          68.7        184.5        257.3
          Payments made for asbestos-related litigation settlements, judgments
             and defense costs....................................................       (142.8)      (186.6)      (160.3)
          Decrease in accounts payable............................................        (26.3)       (36.4)       (48.3)
          Other...................................................................        (36.7)       (74.6)       (40.6)
                                                                                      ---------     --------     --------
     Net pretax cash (used for)/provided by operating activities of continuing
        operations...............................................................         (34.2)        28.5        (75.8)
Net pretax cash provided by operating activities of discontinued operations......         339.6        365.6        419.7
                                                                                      ---------     --------     --------
     Net pretax cash provided by operating activities............................         305.4        394.1        343.9
Income taxes paid................................................................         (69.0)      (170.8)      (236.9)
                                                                                      ---------     --------     --------
     Net cash provided by operating activities...................................         236.4        223.3        107.0
                                                                                      ---------     --------     --------
Investing Activities (1)
Capital expenditures.............................................................        (258.7)      (456.6)      (537.6)
Businesses acquired in purchase transactions, net of cash acquired and debt
   assumed.......................................................................         (17.2)       (32.1)       (37.4)
Net investing activities of discontinued operations..............................         (70.7)      (192.9)      (295.2)
Net proceeds from divestments....................................................         695.5      2,720.3         56.7
Proceeds from disposals of assets................................................          21.2         36.6         17.9
Other............................................................................           --          (2.4)        (6.0)
                                                                                      ---------     --------     --------
     Net cash provided by/(used for) investing activities........................         370.1      2,072.9       (801.6)
                                                                                      ---------     --------     --------
Financing Activities (1)
Dividends paid...................................................................         (41.2)       (46.0)      (112.6)
Repayments of borrowings having original maturities in excess of three months....        (162.9)      (196.1)       (68.1)
Increase in borrowings having original maturities in excess of three months......            .6           .6        148.5
Net (repayments of)/increase in borrowings having original maturities
   of three months or less.......................................................        (142.0)      (344.3)       414.9
Exercise of stock options........................................................          60.1         70.7        164.1
Net financing activities of discontinued operations..............................           --        (136.7)       120.8
Purchase of treasury stock.......................................................        (335.9)    (1,319.3)       (12.1)
Repurchase of limited partnership interest.......................................           --        (297.0)         --
Other............................................................................           --            .3           .2
                                                                                      ---------     --------     --------
     Net cash (used for)/provided by financing activities........................        (621.3)    (2,267.8)       655.7
                                                                                      ---------     --------     --------
Effect of exchange rate changes on cash and cash equivalents.....................          (5.9)         (.7)         1.2
                                                                                      ---------     --------     --------
(Decrease)/increase in cash and cash equivalents.................................         (20.7)        27.7        (37.7)
                                                                                      ---------     --------     --------
     Cash and cash equivalents, beginning of year................................          68.3         40.6         78.3
                                                                                      ---------     --------     --------
     Cash and cash equivalents, end of year......................................     $    47.6     $   68.3     $   40.6
                                                                                      =========     ========     ========

--------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements, pages F-8 to F-27, are integral parts of these statements.

(1)  See Notes 1 and 3 for supplemental information.

CONSOLIDATED BALANCE SHEET

================================================================================================================================
Dollars in millions, except par value                                                      1997        1996
--------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
Cash and cash equivalents........................................................        $   47.6     $   68.3
Notes and accounts receivable, net...............................................           353.1        831.4
Inventories......................................................................           129.6        376.1
Net assets of discontinued operations............................................         1,424.0        297.4
Deferred income taxes............................................................           209.6        183.9
Other current assets.............................................................            11.6         17.8
                                                                                         --------     --------
     Total Current Assets........................................................         2,175.5      1,774.9

Properties and equipment, net....................................................           663.3      1,871.3
Goodwill.........................................................................            42.9         40.6
Asbestos-related insurance receivable............................................           215.9        296.3
Deferred income taxes............................................................           238.1        309.2
Other assets.....................................................................           437.3        653.5
                                                                                         --------     --------
     Total Assets................................................................        $3,773.0     $4,945.8
                                                                                         ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Short-term debt..................................................................        $  413.6     $  315.2
Accounts payable.................................................................           106.5        274.7
Income taxes.....................................................................           175.6        123.3
Other current liabilities........................................................           662.0        773.9
                                                                                         --------     --------
     Total Current Liabilities...................................................         1,357.7      1,487.1

Long-term debt...................................................................           658.7      1,073.0
Deferred income taxes............................................................            20.2         43.5
Noncurrent liability for asbestos-related litigation.............................           619.4        859.1
Other liabilities................................................................           649.1        850.7
                                                                                         --------     --------
     Total Liabilities...........................................................         3,305.1      4,313.4
                                                                                         --------     --------

Commitments and Contingencies (Notes 2, 3, 9 and 11)

Shareholders' Equity
Common stock, par value $.01; 300,000,000 shares authorized;
     outstanding:  1997 - 74,540,000; 1996 - 78,493,000..........................              .7           .8
Paid in capital..................................................................           563.4        524.1
Retained earnings................................................................           108.3        172.6
Cumulative translation adjustments...............................................          (198.8)       (64.6)
Deferred compensation trust, at market...........................................            (5.7)          --
Treasury stock, at cost:  1996 - 10,000 common shares............................              --          (.5)
                                                                                         --------     --------
     Total Shareholders' Equity..................................................           467.9        632.4
                                                                                         --------     --------
     Total Liabilities and Shareholders' Equity..................................        $3,773.0     $4,945.8
                                                                                         ========     ========

--------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements, pages F-8 to F-27, are integral parts of these statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

================================================================================================================================

In millions                                                              1997        1996         1995
--------------------------------------------------------------------------------------------------------------------------------
Preferred Stocks
Balance, beginning of year.........................................    $    --     $     7.4      $    7.4
Retirement of preferred stocks.....................................         --          (7.4)           --
                                                                       -------     ---------      --------
     Balance, end of year..........................................         --            --           7.4
                                                                       -------     ---------      --------

Common Stock
Balance, beginning of year.........................................         .8          97.4          94.1
Issuance/delivery of shares under stock plans......................         --           1.4           3.3
Retirement of treasury stock.......................................        (.1)         (9.9)           --
Change in par value of common stock................................         --         (88.1)           --
                                                                       -------     ---------      --------
     Balance, end of year..........................................         .7            .8          97.4
                                                                       -------     ---------      --------
Paid in Capital
Balance, beginning of year.........................................      524.1         459.8         308.8
Issuance/delivery of shares under stock plans......................       86.8          98.5         151.1
Retirement of treasury stock.......................................      (47.5)       (122.3)           --
Change in par value of common stock................................         --          88.1            --
Other..............................................................         --            --           (.1)
                                                                       -------     ---------      --------
     Balance, end of year..........................................      563.4         524.1         459.8
                                                                       -------     ---------      --------

Retained Earnings
Balance, beginning of year.........................................      172.6         709.0       1,147.5
Net income/(loss)..................................................      261.0       2,857.7        (325.9)
Dividends paid.....................................................      (41.2)        (46.0)       (112.6)
Dividend of common equity interest in health care business.........         --      (2,172.3)           --
Retirement of preferred stock......................................         --           7.4            --
Retirement of treasury stock.......................................     (284.1)     (1,183.2)           --
                                                                       -------     ---------      --------
     Balance, end of year..........................................      108.3         172.6         709.0
                                                                       -------     ---------      --------

Cumulative Translation Adjustments
Balance, beginning of year.........................................      (64.6)        (39.4)        (53.3)
Translation adjustments............................................     (134.2)        (25.2)         13.9
                                                                       -------     ---------      --------
     Balance, end of year..........................................     (198.8)        (64.6)        (39.4)
                                                                       -------     ---------      --------

Deferred Compensation Trust
Balance, beginning of year.........................................         --            --            --
Issuance/delivery of shares under stock plans, at market value.....       (5.7)           --            --
                                                                       -------     ---------      --------
     Balance, end of year..........................................       (5.7)           --            --
                                                                       -------     ---------      --------

Treasury Stock
Balance, beginning of year.........................................        (.5)         (2.4)           --
Purchase of common stock...........................................     (335.9)     (1,319.3)        (12.1)
Delivery of shares under stock plans...............................        4.7           5.8           9.7
Retirement of treasury stock.......................................      331.7       1,315.4            --
                                                                       -------     ---------      --------
     Balance, end of year..........................................         --           (.5)         (2.4)
                                                                       -------     ---------      --------

     Total Shareholders' Equity....................................    $ 467.9     $   632.4      $1,231.8
                                                                       =======     =========      ========

--------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements, pages F-8 to F-27, are integral parts of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

Dollars in millions, except per share amounts
-------------------------------------------------------------------------------

1. Basis of Presentation and Summary of Significant Accounting and Financial Reporting Policies
-------------------------------------------------------------------------------

W. R. Grace & Co., through its subsidiaries, is primarily engaged in specialty chemicals businesses on a worldwide basis. These businesses (Specialty Chemicals Businesses) consist of catalysts and silica-based products (Grace Davison), specialty construction chemicals and building materials (Grace Construction Products) and container sealants and coatings (Darex Container Products). W. R. Grace & Co. has classified certain other businesses as discontinued operations, the most significant of which is its flexible packaging business (Packaging Business). W. R. Grace & Co. also owns businesses and investments involved in health care services, the development of bioartificial organs and other products and services. As used in these notes, the term "Company" refers to Grace New York (as defined below) through September 27, 1996, and thereafter to W. R. Grace & Co., a Delaware corporation. The term "Grace" refers to the Company and/or one or more of its subsidiaries.

Packaging Business Transaction: On March 20, 1998, the Company's shareholders approved a transaction to combine the Packaging Business with Sealed Air Corporation (Sealed Air). This transaction was also approved by Sealed Air's shareholders on March 23, 1998. As a result of these approvals, Grace has classified the Packaging Business as a discontinued operation as of December 31, 1997 and, accordingly, has classified all balance sheet information relating to the Packaging Business for the year ended December 31, 1997 under the caption "Net assets of discontinued operations" in the Consolidated Balance Sheet and all income and expense activity of the Packaging Business for the years ended December 31, 1997, 1996 and 1995 under the caption "Income/(loss) from discontinued operations" in the Consolidated Statement of Operations. The Notes to the Consolidated Financial Statements reflect the classification of the Packaging Business as a discontinued operation.

     Grace will effect the transaction with Sealed Air by transferring the Specialty Chemicals Businesses to a new Delaware corporation, Grace Specialty Chemicals, Inc. (New Grace); spinning off New Grace to Grace shareholders (Spin-off); and merging a subsidiary of the Company with Sealed Air (Merger). For further information, see the Company's Joint Proxy Statement/Prospectus dated February 13, 1998, New Grace's Information Statement dated February 13, 1998, and Note 3.

1996 Reorganization: On September 28, 1996, W. R. Grace & Co., a New York corporation subsequently renamed Fresenius Medical Care Holdings, Inc. (Grace New York), distributed all of the Company's outstanding common stock (which has a par value of $.01 per share) to the holders of Grace New York common stock (which had a par value of $1.00 per share) on a one-for-one basis. As a result of the distribution, Grace New York's principal remaining asset was the outstanding capital stock of National Medical Care, Inc. (NMC), a health care company that was classified as a discontinued operation in the second quarter of 1995. On September 29, 1996, a wholly owned subsidiary of Fresenius Medical Care AG (FMC), a German corporation, merged with and into Grace New York, resulting in the combination of NMC with the worldwide dialysis business of Fresenius AG (Fresenius), a German health care corporation and the principal shareholder of FMC.
     The Grace New York preferred stock issued and outstanding at the time of the above distribution remained outstanding, and the treasury shares held by Grace New York at the time of the distribution were retained by Grace New York. Accordingly, the distribution was treated as a retirement of preferred stocks and a retirement of treasury stock within the Consolidated Statement of Shareholders' Equity for the year ended December 31, 1996.
     For further information, see the Grace New York Joint Proxy Statement/Prospectus dated August 2, 1996, the Prospectus of Grace Holding, Inc. (a predecessor of the Company) dated August 2, 1996, and Notes 3 and 12.

Principles of Consolidation: The Consolidated Financial Statements include the accounts of Grace and majority-owned companies. Intercompany transactions and balances are eliminated in consolidation. Investments in affiliated companies as to which the Company does not exercise significant control over operating and financial policies are accounted for under the equity method.

Reclassifications: Certain amounts in prior years' Consolidated Financial Statements have been reclassified to conform to the 1997 presentation and as required with respect to discontinued operations.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions affecting the assets and liabilities (including contingent assets and liabilities) reported at the date of the Consolidated Financial Statements and the revenues and expenses reported for the periods presented. Actual amounts could differ from those estimates.

Cash Equivalents: Cash equivalents consist of liquid instruments with maturities of three months or less when purchased. The recorded amounts approximate fair value because of the short maturities of these investments.

Inventories: Inventories are stated at the lower of cost or market. The methods used to determine cost include first-in/first-out and, for substantially all U.S. inventories, last-in/first-out. Market values for raw materials are based on current cost and, for other inventory classifications, net realizable value.

Properties and Equipment: Properties and equipment are stated at the lower of cost or fair value. Depreciation of properties and equipment is generally computed using the straight-line method over the estimated useful life of the asset. Estimated useful lives range from 20 to 40 years for buildings, 3 to 10 years for machinery and equipment and 5 to 10 years for furniture and fixtures. Interest is capitalized in connection with major project expenditures and amortized, generally on a straight-line basis, over the estimated useful life of the asset. Fully depreciated assets are retained in properties and equipment and related accumulated depreciation accounts until they are removed from service. In the case of disposals, assets and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds from disposal, is charged or credited to income. Grace reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

Goodwill: Goodwill arises from certain purchase transactions and is amortized using the straight-line method over appropriate periods not exceeding 40 years. Grace reviews its goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.

Research and Development Costs: Research and development costs are charged to expense as incurred.

Consolidated Statement of Cash Flows: For periods prior to the date of classification of a business as a discontinued operation, balance sheet information relating to the business is not classified under the caption "Net assets of discontinued operations." Accordingly, "Net pretax cash provided by operating activities of discontinued operations" excludes the effects of changes in working capital of discontinued operations prior to their classification as such. The net investing and financing activities of discontinued operations represent cash flows of discontinued operations subsequent to the respective dates of such classifications.

Income Taxes: Grace applies Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which specifies an asset and liability approach requiring the recognition of deferred tax assets and liabilities with respect to the expected future tax consequences of events that have been recorded in the Consolidated Financial Statements and tax returns. If it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is provided against such deferred tax assets.

Foreign Currency Translation: Assets and liabilities of foreign subsidiaries (other than those located in countries with highly inflationary economies) are translated into U.S. dollars at current exchange rates, while their revenues, costs and expenses are translated at average exchange rates during each reporting period; resulting translation adjustments are reported as a component of shareholders' equity. The financial statements of subsidiaries located in countries with highly inflationary economies are remeasured as if the functional currency were the U.S. dollar; the remeasurement creates translation adjustments that are reflected in net income.

Financial Instruments: Grace enters into interest rate swap agreements and foreign exchange forward and option contracts to manage exposure to fluctuations in interest and foreign currency exchange rates. Grace does not hold or issue derivative financial instruments for trading purposes.
     The cash differentials paid or received under interest rate swap agreements are accrued and recognized as adjustments to interest expense. The related amounts payable to or receivable from the counterparties are included in "Other current liabilities" or "Notes and accounts receivable, net." Cash flows related to interest rate swap agreements are classified within "Operating Activities" in the Consolidated Statement of Cash Flows, consistent with the interest payments on the underlying debt. The fair values of interest rate swap agreements are not recognized in the Consolidated Financial Statements, as these agreements modify the interest rate basis (i.e., fixed or floating rate) of debt instruments of similar face amounts and tenor.
     Gains or losses resulting from the settlement of interest rate swap agreements prior to maturity are either deferred (recorded as "Other liabilities" or "Other assets") and amortized to "Interest expense and related financing costs" over a period relevant to the agreement (if the underlying debt remains outstanding) or recognized immediately (if the underlying debt has been repaid or retired).
     Grace has entered into foreign currency forward and option contracts to hedge transactions and firm commitments denominated in foreign currencies and net investments in foreign subsidiaries. Gains or losses on hedges of transactional exposures are recorded as adjustments to gains or losses on the underlying transactions. Gains or losses on hedges of foreign currency-denominated firm commitments are deferred and recorded as part of the basis in the transaction in the period in which the transaction is consummated. Gains and losses on forward contracts that hedge net investments in foreign subsidiaries are recorded in "Cumulative translation adjustments" in Shareholders' Equity. Cash flows related to foreign currency forward and option contracts are classified within "Operating Activities" in the Consolidated Statement of Cash Flows.

Other Income: Other income consists of interest income, equity in earnings of affiliated companies, gains on sales of investments and other items.

Earnings Per Share: Effective December 31, 1997, Grace adopted SFAS No. 128, "Earnings per Share," which supersedes Accounting Principles Board Opinion (APB) No. 15, "Earnings per Share," and establishes new standards for computing earnings per share. SFAS No. 128 requires the presentation of basic and diluted earnings per share in place of primary and fully diluted earnings per share. At December 31, 1997, all prior periods were restated to reflect the new basic and diluted earnings per share amounts required by SFAS No. 128.

--------------------------------------------------------------------------------

2.  Asbestos and Related Insurance Litigation

--------------------------------------------------------------------------------

Grace is a defendant in property damage and personal injury lawsuits relating to previously sold asbestos-containing products and expects that it will be named as a defendant in additional asbestos-related lawsuits in the future. Grace was a defendant in approximately 40,600 asbestos-related lawsuits at December 31, 1997 (18 involving claims for property damage and the remainder involving approximately 96,900 claims for personal injury), as compared to approximately 41,500 lawsuits at December 31, 1996 (31 involving claims for property damage and the remainder involving approximately 91,500 claims for personal injury).

Property Damage Litigation
The plaintiffs in property damage lawsuits generally seek to have the defendants absorb the cost of removing, containing or repairing the asbestos-containing materials in the affected buildings. Each property damage case is unique in that the age, type, size and use of the building, and the difficulty of asbestos abatement, if necessary, vary from structure to structure. Thus, the amounts involved in prior dispositions of property damage cases are not necessarily indicative of the amounts that may be required to dispose of cases in the future. Information regarding product identification, the amount of product in the building, the age, type, size and use of the building, the jurisdictional history of prior cases and the court in which the case is pending provide meaningful guidance as to the range of potential costs. Some of this information is not yet available in the property damage cases currently pending against Grace. Accordingly, it is not possible to estimate with precision the costs of defending against and disposing of these cases. In accordance with SFAS No. 5, "Accounting for Contingencies," Grace has recorded an accrual for all existing property damage cases for which sufficient information is available to form a range of estimated exposure. At December 31, 1997, estimates were not accrued for two cases, due to insufficient information. Grace believes that the number of property damage cases to be filed in the future and the costs associated with such filings are not estimable.
     Through December 31, 1997, 139 asbestos property damage cases were dismissed without payment of any damages or settlement amounts; judgments were entered in favor of Grace in nine cases (excluding cases settled following appeals of judgments in favor of Grace); judgments were entered in favor of the plaintiffs in seven cases (none of which is on appeal) for a total of $60.3; and 195 property damage cases were settled for a total of $476.6. Property damage case activity for 1997 and 1996 was as follows:

---------------------------------------------------------------------------------------------------
                                                                                    1997       1996
---------------------------------------------------------------------------------------------------
Cases outstanding, beginning of year............................................     31          47
New cases filed.................................................................      1           1
Settlements.....................................................................     (9)         (9)
Dismissals......................................................................     (4)         (5)
Judgments.......................................................................     (1)         (3)
                                                                                   ----        ----
     Cases outstanding, end of year.............................................     18          31
                                                                                   ====        ====
---------------------------------------------------------------------------------------------------

Personal Injury Litigation
Personal injury claims are generally similar to each other (differing primarily in the type of asbestos-related illness allegedly suffered by the plaintiff). However, Grace's estimated liability for such claims is influenced by numerous variables, including the solvency of other former asbestos producers, cross-claims by co-defendants, the rate at which new claims are filed, the jurisdiction in which the filings are made, and the defense and disposition costs associated with these claims.
     Through December 31, 1997, approximately 12,700 asbestos personal injury lawsuits involving 29,300 claims were dismissed without payment of any damages or settlement amounts (primarily on the basis that Grace products were not involved), and approximately 38,900 lawsuits involving 89,200 claims were disposed of for a total of $255.6. Personal injury claim activity for 1997 and 1996 was as follows:


----------------------------------------------------------------------------------------------------------
                                                                                      1997           1996
----------------------------------------------------------------------------------------------------------
Claims outstanding, beginning of year............................................    91,511         92,436
New claims.......................................................................    27,029         30,274
Claims under amended complaints..................................................     3,310          8,298 (1)
Settlements......................................................................   (22,957)       (36,630)
Dismissals.......................................................................    (1,955)        (2,866)
Judgments........................................................................        (5)            (1)
                                                                                    -------        -------
     Claims outstanding, end of year.............................................    96,933         91,511
                                                                                    =======        =======
----------------------------------------------------------------------------------------------------------

(1) Of the 8,298 claims shown, approximately 1,500 were filed under amended complaints in 1996. The remaining claims relate to disputed filings that were submitted to local counsel in prior years but were not reported to Grace until 1996, when a majority of such claims was settled.

Asbestos-Related Liability
Based upon and subject to the factors discussed above, Grace estimates that its probable liability with respect to the defense and disposition of asbestos property damage and personal injury cases and claims was as follows at December 31, 1997 and 1996:


-----------------------------------------------------------------------------------------------------------
                                                                                        1997(1)     1996(2)
-----------------------------------------------------------------------------------------------------------
Current liability for asbestos-related litigation (3)...........................       $236.5 (4)   $135.0
Noncurrent liability for asbestos-related litigation............................        619.4        859.1
                                                                                       ------       ------
     Total asbestos-related liability...........................................       $855.9 (5)   $994.1
                                                                                       ======       ======
-----------------------------------------------------------------------------------------------------------

(1) Reflects property damage and personal injury cases and claims pending at December 31, 1997, as well as personal injury claims expected to be filed through 2002. See discussion below.
(2) Reflects property damage and personal injury cases and claims pending at December 31, 1996, as well as personal injury claims expected to be filed through 2001. See discussion below.
(3)  Included in "Other current liabilities" in the Consolidated Balance Sheet.
(4) The increase versus 1996 primarily relates to a 1997 property damage settlement to be paid in 1998 and personal injury group settlements to be paid in 1998.
(5) Excludes two property damage cases at December 31, 1997 as to which the liability is not yet estimable because Grace has not yet been able to obtain sufficient information through discovery proceedings.

Prior to 1995, Grace recorded noncash charges to reflect its estimated costs of defending against and disposing of the asbestos property damage and personal injury cases and claims then pending. In the fourth quarter of 1995, Grace determined that it had adequate experience to reasonably estimate the costs of defending against and disposing of asbestos personal injury claims to be filed during the three-year period 1996-1998 and recorded a noncash charge of $260.0 ($169.0 after-tax), primarily to reflect such anticipated filings. Based on certain developments during 1996, Grace determined in the 1996 fourth quarter that it had adequate experience to reasonably estimate the costs of defending against and disposing of asbestos personal injury claims to be filed during the five-year period 1997-2001 and recorded a noncash charge of $348.4 ($226.4 after-tax), primarily to reflect such anticipated filings. The 1996 provision also reflected increases in the estimated costs of defending against and disposing of personal injury claims pending at year-end 1996, and the 1995 provision also reflected increases in the estimated costs of defending against and disposing of certain property damage cases pending at year-end 1995 and personal injury claims filed during 1995. Based on developments and trends in 1997, Grace concluded that no additional charge would be necessary to cover the estimated costs of defending against and disposing of asbestos-related personal injury claims to be filed during the five-year period 1998-2002. However, as discussed above, these estimates are not necessarily indicative of actual costs. Based on the factors discussed above, Grace does not believe that it can reasonably estimate the number and defense and disposition costs of personal injury claims that may be brought against Grace after 2002. The accruals recorded for future cases and claims are not discounted to their present values; further, the actual cash payments related to future cases and claims are expected to continue beyond 2002.

Asbestos-Related Insurance Receivable
Grace previously purchased insurance policies with respect to its asbestos-related lawsuits and claims. Activity in Grace's notes receivable from insurance carriers and asbestos-related insurance receivable during 1997 and 1996 was as follows:


--------------------------------------------------------------------------------------------------------------------------------

                                                                                                          1997         1996

--------------------------------------------------------------------------------------------------------------------------------
Notes Receivable
Notes receivable from insurance carriers, beginning of year, net of discount of
     $7.4 in 1997 (1996 - $11.6).................................................................     $   48.5     $  118.4
Proceeds received under asbestos-related insurance settlements...................................        (19.8)       (93.3)
Current year asbestos-related insurance settlements..............................................          --          19.2
Current year amortization of discount............................................................          2.6          4.2
                                                                                                      --------     --------
     Notes receivable from insurance carriers, end of year, net of discount of
     $4.8 (1996 - $7.4) (1)......................................................................     $   31.3     $   48.5
                                                                                                      --------     --------
Insurance Receivable
Asbestos-related insurance receivable, beginning of year.........................................     $  331.3     $  321.2
Proceeds received under asbestos-related insurance settlements...................................        (48.9)       (91.2)
Adjustments to asbestos-related insurance receivable (2).........................................          --         119.3
Transfers from asbestos-related insurance receivable to notes receivable from insurance carriers.          --         (19.2)
Other............................................................................................          --           1.2
                                                                                                      --------     --------
     Asbestos-related insurance receivable, end of year (1)......................................     $  282.4     $  331.3
                                                                                                      --------     --------

     Total amounts due from insurance carriers...................................................     $  313.7     $  379.8
                                                                                                      ========     ========

--------------------------------------------------------------------------------------------------------------------------------

(1) See Note 7 for classification between current portion (classified in "Notes and accounts receivable, net") and noncurrent portion (classified in "Other assets") in the Consolidated Balance Sheet.
(2) Reflects noncash adjustments to receivable in conjunction with increases in asbestos-related liability. See discussion below.

Notes receivable from insurance carriers represent amounts due from insurance carriers in reimbursement for amounts previously paid by Grace in defending against and disposing of asbestos cases and claims; payments under these notes will be received through 2001. These notes do not bear stated interest rates and, therefore, have been discounted using a weighted average interest rate of 6.7%. Installments due in 1998 are classified as "current" in the Consolidated Balance Sheet.
     The asbestos-related insurance receivable at December 31, 1997 predominantly represents amounts expected to be received from carriers under settlement agreements in reimbursement for defense and disposition costs to be paid by Grace in the future in connection with property damage and personal injury cases and claims pending at year-end 1997 and personal injury claims expected to be filed through 2002 (through 2001 at December 31, 1996).
     In the fourth quarter of 1996, Grace recorded a noncash pretax benefit of $119.3 ($77.5 after-tax), primarily representing the additional insurance proceeds Grace expects to receive in reimbursement for the cash outflows associated with personal injury claims expected to be filed against Grace through 2001.
     As a result of fourth quarter 1995 insurance settlements and a reassessment of its insurance receivable, Grace recorded a noncash net pretax charge of $15.0 ($9.7 after-tax) during the fourth quarter of 1995. This charge reflected a reduction in the receivable, primarily due to lower than estimated proceeds from settlements with insurance carriers (caused by the reduced coverage available for certain years) and a discount on notes receivable received in connection with prior settlements, partially offset by an increase in expected future reimbursements of costs to defend against and dispose of property damage cases pending at year-end 1995 and personal injury claims to be filed through 1998.
     Certain of Grace's insurance carriers have become insolvent. From time to time, Grace has been successful in collecting funds from insolvent carriers. However, since recovery from these carriers is not probable, Grace has not accrued a related receivable.

Insurance Litigation
Grace has settled with and been paid by its primary insurance carriers with respect to both property damage and personal injury cases and claims. Grace has also settled with its excess insurance carriers that wrote policies available for property damage cases; those settlements involve amounts paid and to be paid to Grace. In addition, Grace has settled with many excess insurance carriers that wrote policies available for personal injury claims. Grace is currently in litigation with certain remaining excess insurance carriers whose policies generally represent layers of coverage Grace has not yet reached. Such policies are believed by Grace to be available for asbestos-related personal injury lawsuits. Insurance coverage for asbestos-related liabilities has not been commercially available since 1985.
     Grace's ultimate exposure with respect to its asbestos-related cases and claims will depend on the extent to which its insurance will cover damages for which it may be held liable, amounts paid in settlement and litigation costs. In Grace's opinion, it is probable that recoveries from its insurance carriers (including amounts reflected in the receivable discussed above), along with other funds, will be available to satisfy the property damage and personal injury cases and claims pending at December 31, 1997, as well as personal injury claims expected to be filed in the foreseeable future. Consequently, Grace believes that the resolution of its asbestos-related litigation will not have a material adverse effect on its consolidated financial position.

-------------------------------------------------------------------------------

3.  Discontinued Operations
-------------------------------------------------------------------------------

Packaging Business Transaction
In August 1997, Grace and Sealed Air entered into a definitive agreement to combine the Packaging Business with Sealed Air (see Note 1). The Company's shareholders and Sealed Air's shareholders approved this transaction on March 20, 1998 and March 23, 1998, respectively. As a result, Grace classified the Packaging Business as a discontinued operation as of December 31, 1997. Accordingly, the operations of the Packaging Business are included in "Income/(loss) from discontinued operations" in the Consolidated Statement of Operations. The separation of the Packaging Business from the Specialty Chemicals Businesses, the Spin-off and the Merger (all of which are expected to be completed by March 31, 1998) will consist of the following steps:
* Grace will separate the Packaging Business and the Specialty Chemicals Businesses into separate groups of subsidiaries.
* The Company and a Packaging Business subsidiary will borrow funds under a new credit agreement and will make a cash transfer of $1,200 (subject to adjustment) to W. R. Grace & Co.-Conn. (Grace Connecticut), a subsidiary of the Company that owns and operates the Specialty Chemicals Businesses. Grace Connecticut will use the transferred funds to repay substantially all of its debt (see Note 9). The Company and the Packaging Business subsidiary will remain responsible for the borrowings under the new credit agreement.
* The Company will transfer the stock of Grace Connecticut to New Grace, making Grace Connecticut a subsidiary of New Grace.
* The Company will distribute the shares of New Grace common stock to the Company's shareholders, completing the Spin-off.
* The Company (then owning only the Packaging Business) will be recapitalized, so that each share of the Company's common stock will be exchanged for a fraction of a share of common stock and a fraction of a share of convertible preferred stock.
* Immediately following the recapitalization, a wholly owned subsidiary of the Company will be merged into Sealed Air, so that the Company will become the parent company of both Sealed Air and the Packaging Business. For accounting purposes, the Merger will be accounted for under the purchase method of accounting, with the Company treated as the acquirer of Sealed Air, and New Grace will record the assets and liabilities of the Specialty Chemicals Businesses at their historical values. Immediately following the Merger, New Grace will change its name to "W. R. Grace & Co." and the Company will change its name to "Sealed Air Corporation" (New Sealed Air).

As a result of the transactions described above, the shareholders of the Company will own (a) 100% of the Specialty Chemicals Businesses, through their ownership of New Grace common stock, and (b) a 63% interest in the Packaging Business and the business of Sealed Air, through their ownership of New Sealed Air common and convertible preferred stock. The above transactions are expected to be tax-free to the Company and its shareholders for U.S. federal income tax purposes.
     For further information, see the Company's Joint Proxy Statement/Prospectus dated February 13, 1998 and the New Grace Information Statement dated February 13, 1998.

Health Care
NMC
As discussed in Note 1, Grace New York completed the distribution of the Company's common stock and the combination of NMC with the worldwide dialysis business of Fresenius in September 1996. Prior to the completion of these transactions, Grace received a tax-free distribution from NMC of approximately $2,300 (consisting of cash and the assumption of debt). As part of these transactions, for each Grace New York common share outstanding at the close of trading on September 27, 1996, Grace New York shareholders received one share of a new class of Grace New York preferred stock and 1.04909 American Depositary Shares (ADS), each representing one-third of an ordinary share of FMC (which ADS collectively represented approximately 44.8% of FMC's common equity).
     The distribution of approximately $2,300, along with the 44.8% common equity interest in FMC, valued at approximately $2,200 (based upon the number of ADS and their initial price per share on September 30, 1996), resulted in a transaction valued at approximately $4,500. That amount, less Grace New York's investment in NMC and transaction costs, resulted in a tax-free gain to Grace of approximately $2,500, in discontinued operations. The 44.8% common equity interest in FMC is reflected as a dividend of approximately $2,200 in the Consolidated Statement of Shareholders' Equity.
     Under the terms of the transactions, NMC remains responsible for all liabilities, if any, resulting from the previously reported investigation by the Office of the Inspector General (OIG) of the U.S. Department of Health and Human Services and certain related matters. In July 1996, an agreement was entered into with the U.S. government under which, subject to certain conditions and limitations, (a) FMC and Grace New York guaranteed the payment of the obligations, if any, of NMC to the U.S. government in respect of the OIG investigation and another proceeding; (b) NMC delivered a standby letter of credit in the principal amount of $150.0 in favor of the U.S. government to support its payment of such obligations; and (c) Grace Connecticut guaranteed the obligations of FMC under the foregoing guarantee with respect to acts and transactions that took place prior to the consummation of the transaction (but only if such obligations become due and payable and remain uncollected for 120 days).
     In addition, under the terms of the NMC transaction, Grace Connecticut remains financially responsible for any liabilities incurred by Grace New York in connection with certain lawsuits relating to NMC, including the fees and disbursements of counsel for Grace Connecticut and, subject to certain conditions, counsel for individual defendants. The agreements governing the NMC transaction also provide for certain cross-indemnities designed to place with Grace New York financial responsibility for the liabilities of the health care business (including, without limitation, all liabilities relating to compliance or noncompliance with U.S. food and drug law, medical and Medicare billing and reimbursement law and other health care matters) and to place with Grace Connecticut financial responsibility for the remaining liabilities of Grace New York and its subsidiaries. Grace Connecticut and Grace New York have asserted claims against each other for indemnity with respect to claims asserted by third parties pursuant to the terms of these provisions.

Amicon
On December 31, 1996, Grace completed the sale of its worldwide separations science business (Amicon) for total proceeds of $126.1 (including debt assumed and a post-closing adjustment), resulting in a pretax gain of $70.4 ($40.0 after-tax).

Cocoa
Grace's cocoa business was classified as a discontinued operation in 1993. During the fourth quarter of 1995, Grace revised the divestment plan for the business and, as a result, recorded an additional provision of $151.3 (net of an applicable tax effect of $48.7) related to the cocoa business and other remaining discontinued operations. In December 1996, Grace entered into a definitive agreement to sell the cocoa business to Archer-Daniels-Midland Company (ADM). As a result, in the fourth quarter of 1996, Grace reassessed its estimated loss on the divestment of the business and reversed previously recorded provisions of $31.9 (net of an applicable tax effect of $18.1) in discontinued operations. In February 1997, Grace sold its cocoa business to ADM for total proceeds of $477.6 (including debt assumed by the buyer), subject to adjustment. The pretax and after-tax effects of the divestment were consistent with prior estimates and were charged against previously established reserves. In October 1997, ADM paid Grace an additional $7.9 (including $.4 of interest income) in settlement of the purchase price adjustment. In anticipation of this settlement, in the third quarter of 1997 Grace reversed previously recorded provisions of $12.4 (net of an applicable tax effect of $6.6) in discontinued operations.

Other
In the fourth quarter of 1996, Grace classified its thermal and emission control systems business (TEC Systems) as a discontinued operation and recorded a provision of $4.6 (net of an applicable tax benefit of $2.4) related to TEC Systems' anticipated net operating results through the expected date of divestment, as well as the loss anticipated on the divestment. In August 1997, Grace sold TEC Systems to Sequa Corporation for total proceeds of $18.4, subject to adjustment. The loss on this sale was consistent with prior estimates and was charged against previously established reserves.
     In May 1996, Grace completed the sale of the transgenic plant business of its Agracetus subsidiary to the Monsanto Company for $150.0, resulting in a pretax gain of $129.0 ($79.4 after-tax). Additionally, in March 1996 Grace sold its microwave business for gross proceeds of $3.9, and in February 1995 Grace sold its composite materials business for gross proceeds of $3.0.

Results of Discontinued Operations
Results of Grace's discontinued operations that were not charged against previously established reserves, the reversal of previously recorded provisions, the gain on the May 1996 sale of Grace's transgenic plant business and the September 1996 separation of NMC were as follows:


-----------------------------------------------------------------------------------------------------------------------------
                                                                                           1997          1996          1995
-----------------------------------------------------------------------------------------------------------------------------
Packaging Business
Sales and revenues...................................................................   $ 1,833.1     $ 1,735.4     $ 1,692.1
                                                                                        ---------     ---------     ---------
Income from operations before taxes (1)..............................................   $   258.6     $   165.3     $   233.0
Income tax provision.................................................................        98.2          64.4          87.8
                                                                                        ---------     ---------     ---------
     Income from discontinued packaging operations...................................   $   160.4     $   100.9     $   145.2
                                                                                        ---------     ---------     ---------
Health Care (through 1996 third quarter)
Sales and revenues...................................................................   $      --     $ 1,666.9     $ 2,076.8
                                                                                        ---------     ---------     ---------
Income from operations before taxes (1)..............................................   $      --     $    60.3     $   104.6
Income tax provision.................................................................          --          35.5          82.6
                                                                                        ---------     ---------     ---------
     Income from discontinued health care operations.................................   $      --     $    24.8     $    22.0
                                                                                        ---------     ---------     ---------
TEC Systems (prior to classification as a discontinued operation at December 31, 1996)

Sales and revenues...................................................................   $      --     $   102.5     $   112.9
                                                                                        ---------     ---------     ---------
Loss from operations before taxes....................................................   $      --     $   (18.5)    $   (28.3)
Income tax benefit...................................................................          --          (7.2)        (11.3)
                                                                                        ---------     ---------     ---------
     Loss from discontinued TEC Systems operations...................................   $      --     $   (11.3)    $   (17.0)
                                                                                        ---------     ---------     ---------
     Total operating results.........................................................   $   160.4     $   114.4     $   150.2

Net gain/(loss) on dispositions of businesses........................................        19.0       2,716.1        (200.0)
Provision for/(benefit from) income taxes on
   dispositions of businesses........................................................         6.6          85.7         (48.7)
                                                                                        ---------     ---------     ---------
     Total income/(loss) from discontinued operations................................   $   172.8     $ 2,744.8     $    (1.1)
                                                                                        =========     =========     =========
-----------------------------------------------------------------------------------------------------------------------------

(1) Reflects an allocation of interest expense based on the ratio of the net assets of the Packaging Business and health care businesses as compared to Grace's total capital. The above operating results include interest expense allocations of $59.4 for 1997, $126.4 for 1996 and $137.9 for 1995.

Losses from TEC Systems, the cocoa business and other discontinued operations (other than the Packaging Business and health care businesses), subsequent to their classification as such, were $3.0 in 1997, $11.6 in 1996 and $45.2 in 1995. These amounts have been charged against established reserves, as adjusted in 1997, 1996 and 1995, and are therefore not reflected in the Consolidated Statement of Operations.
     The net assets of Grace's remaining discontinued operations (excluding intercompany assets) at December 31, 1997 were as follows:


-------------------------------------------------------------------------------------------
                                                                                     1997
-------------------------------------------------------------------------------------------
Current assets..................................................................   $  540.1
Properties and equipment, net...................................................    1,077.7
Other assets....................................................................      129.4
                                                                                   --------
     Total assets...............................................................   $1,747.2
                                                                                   --------
Current liabilities.............................................................   $  191.2
Other liabilities...............................................................      132.0
                                                                                   --------
     Total liabilities..........................................................   $  323.2
                                                                                   --------
     Net assets of discontinued operations......................................   $1,424.0
                                                                                   ========
-------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
4.  Restructuring Costs and Asset Impairments

--------------------------------------------------------------------------------

Restructuring Costs
In the fourth quarter of 1997, Grace recorded a restructuring charge of $20.3 ($13.0 after-tax) in continuing operations, reflecting employee termination costs relating to staff reductions resulting from the Spin-off and Merger (see Notes 1 and 3). The staff reductions include approximately 190 employees at corporate headquarters and approximately 150 employees at various international locations, and are expected to be completed in 1998. The employee termination costs represent severance pay and other employee benefits, including amounts paid over time.

     In the second quarter of 1997, Grace recorded a restructuring charge of $4.0 ($2.6 after-tax) in continuing operations. This charge primarily consisted of corporate costs resulting from the restructuring of the Packaging Business from a group of regional units into an integrated global organization, and was primarily comprised of the cost of employee terminations (expected to be completed in 1998) and asset write-downs for certain corporate research facilities.
     Grace recorded restructuring charges of $29.6 in 1996 and $118.7 in 1995 ($19.3 and $78.5 after-tax, respectively) in continuing operations. These charges related to a worldwide program, implemented in 1995, to streamline processes and reduce general and administrative expenses, factory administration costs and noncore corporate research and development expenses. The program was substantially completed in 1997.
     The components of the restructuring charges recorded in 1997, 1996 and 1995 (including amounts recorded in discontinued operations), spending and other activity during those years, and the remaining reserve balances included in "Other current liabilities" at December 31, 1997, were as follows:


------------------------------------------------------------------------------------------------------------------------
                                                        Employee
                                                       Termination   Plant/Office      Asset           Other
                                                          Costs        Closures     Write-downs        Costs       Total
                                                       -----------   ------------   -----------        -----       -----
1995
Provisions recorded in continuing operations........      $64.5          $12.9        $ 18.6         $  22.7       $118.7
Provisions recorded in discontinued operations......        9.8            0.5            --             0.8         11.1
Cash payments.......................................      (13.0)          (3.5)           --            (3.1)       (19.6)
Noncash activity....................................        --              --          (4.3)           (1.5)        (5.8)
                                                          -----          -----        ------         -------       ------
    Restructuring reserve at December 31, 1995......      $61.3          $ 9.9        $ 14.3         $  18.9       $104.4

1996
Provisions recorded in continuing operations........       29.6            --             --             --          29.6
Provisions recorded in discontinued operations......       39.7            6.1            --             --          45.8
Cash payments.......................................      (57.8)           (.6)           --           (16.0)       (74.4)
Noncash activity....................................        --              --         (14.3)            --         (14.3)
                                                          -----          -----        ------         -------      -------
    Restructuring reserve at December 31, 1996......      $72.8          $15.4        $   --         $   2.9      $  91.1

1997
Provisions recorded in continuing operations........       17.0            4.5           2.8             --          24.3
Provisions recorded in discontinued operations......        3.2           (1.4)           --             1.3          3.1
Cash payments.......................................      (63.3)          (0.8)           --            (4.2)       (68.3)
Noncash activity....................................        --             --           (2.8)            --          (2.8)
Reclassification of reserves to net assets of
    discontinued operations (1)....................        (9.0)          (2.8)           --             --         (11.8)
                                                          -----          -----        ------         -------       ------

    Restructuring reserve at December 31, 1997......      $20.7          $14.9        $   --         $    --       $ 35.6
                                                          =====          =====        ======         =======       ======

--------------------------------------------------------------------------------------------------------------------------

(1) Represents reserves attributable to the restructuring activities of the Packaging Business, which have been reclassified to "Net assets of discontinued operations."

Asset Impairments
During 1997, 1996 and 1995, Grace determined that, due to various events and changes in circumstances, certain long-lived assets were impaired. As a result, in the fourth quarters of 1997, 1996 and 1995, Grace recorded noncash charges of $23.5, $5.1 and $32.6, respectively ($15.0, $3.3 and $21.5 after-tax, respectively). The primary components of the 1997 charge were (a) $14.4 of capitalized software, due to Grace's decision to eliminate certain software applications as a result of the Spin-off and Merger, (b) $5.6 of systems costs previously capitalized for business process reengineering activity, (c) $3.3 for certain corporate research facilities to be demolished and (d) $.2 of other assets. The components of the 1996 charge were (a) $2.5 of long-term investments and (b) $2.6 of other assets. The components of the 1995 charge were (a) $18.1 of properties and equipment, (b) $4.4 of goodwill and other intangible assets,
(c) $4.2 of long-term investments and (d) $5.9 of other assets. Grace determined the amounts of the charges based on various valuation techniques, including discounted cash flow, replacement cost and net realizable value for assets to be disposed of, as prescribed by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

-------------------------------------------------------------------------------

5.  Income Taxes
-------------------------------------------------------------------------------

The components of "Income/(loss) from continuing operations before income taxes" and the related "Provision for/(benefit from) income taxes" are as follows:

------------------------------------------------------------------------------------------------------------

Continuing Operations                                                            1997      1996        1995
------------------------------------------------------------------------------------------------------------
Income/(loss) from continuing operations before income taxes:
     Domestic...............................................................   $  64.9    $   5.1     $(515.8)
     Foreign................................................................      78.5      178.2        (1.4)
                                                                               -------    -------     -------
                                                                               $ 143.4    $ 183.3     $(517.2)
                                                                               =======    =======     =======
Provision for/(benefit from) income taxes:
     Federal - current......................................................   $  (8.6)   $ (26.2)    $   (.3)
     Federal - deferred.....................................................      30.7       41.7      (148.0)
     State and local - current..............................................       1.0       (5.8)       (7.6)
     Foreign - current......................................................      34.5       23.8        14.4
     Foreign - deferred.....................................................      (2.4)      36.9       (50.9)
                                                                               -------    -------     -------
                                                                               $  55.2    $  70.4     $(192.4)
                                                                               =======    =======     =======

------------------------------------------------------------------------------------------------------------

The components of income/(loss) from consolidated operations before income taxes and the related provision for/(benefit from) income taxes are as follows:

--------------------------------------------------------------------------------------------------------------

Consolidated Operations                                                          1997        1996        1995
--------------------------------------------------------------------------------------------------------------
Income/(loss) from consolidated operations before income taxes:
     Domestic...............................................................   $ 196.0    $2,847.1     $(480.5)
     Foreign................................................................     225.1       259.4        72.7
                                                                               -------    --------     -------
                                                                               $ 421.1    $3,106.5     $(407.8)
                                                                               =======    ========     =======

Provision for/(benefit from) income taxes:
     Federal - current.......................................................  $  18.2    $   75.6     $ 105.6
     Federal - deferred......................................................     47.7        57.0      (226.3)
     State and local - current...............................................     10.4        18.9        21.7
     Foreign - current.......................................................     75.9        60.9        68.5
     Foreign - deferred......................................................      7.9        36.4       (51.4)
                                                                               -------    --------     -------
                                                                               $ 160.1    $  248.8     $ (81.9)
                                                                               =======    ========     =======

--------------------------------------------------------------------------------------------------------------

At December 31, 1997 and 1996, net deferred tax assets consisted of the following items:

-------------------------------------------------------------------------------------------------------------------------

Net Deferred Tax Assets                                                                                 1997        1996
-------------------------------------------------------------------------------------------------------------------------
Provision relating to asbestos-related expenses, net...............................................    $199.7      $240.4
Reserves not yet deductible for tax purposes.......................................................     209.1       167.8
Research and development expenses..................................................................      51.8       102.7
Postretirement benefits other than pensions........................................................      78.0        95.2
Deferred state taxes...............................................................................      80.8        70.1
Foreign net operating loss carryforwards...........................................................       6.6        37.0
Pension and insurance reserves.....................................................................      30.1        31.9
Foreign tax credit carryforwards...................................................................      57.4        31.9
Capitalized inventory costs and inventory reserves.................................................       5.1        11.0
Other..............................................................................................      12.9        39.8
                                                                                                       ------      ------
     Total deferred tax assets.....................................................................     731.5       827.8
                                                                                                       ======      ======
Depreciation and amortization......................................................................      54.2       154.0
Prepaid pension cost...............................................................................      68.4        76.8
Other..............................................................................................      43.0        75.0
                                                                                                       ------      ------
     Total deferred tax liabilities................................................................     165.6       305.8
                                                                                                       ======      ======

Valuation allowance for deferred tax assets........................................................     138.2        72.4
                                                                                                       ------      ------
     Net deferred tax assets.......................................................................    $427.7      $449.6
                                                                                                       ======      ======

-------------------------------------------------------------------------------------------------------------------------

The valuation allowance shown above arises from uncertainty as to the realization of certain deferred tax assets, primarily foreign tax credit carryforwards and state and local net operating loss carryforwards. The increase in the valuation allowance during 1997 related primarily to uncertainty as to Grace's ability to use foreign tax credit carryforwards. Based upon anticipated future results, Grace has concluded that it is more likely than not that the remaining balance of the net deferred tax assets, after consideration of the valuation allowance, will be realized.
     At December 31, 1997, there were $57.4 of tax credit carryforwards with expiration dates through 2002. Additionally, there were foreign net operating loss carryforwards, with a tax benefit of $6.6, having various expiration dates.
     The federal corporate tax/(benefit) rate reconciles to the effective tax/(benefit) rate for continuing operations as follows:

--------------------------------------------------------------------------------------------------------------------------

Continuing Operations                                                                          1997        1996       1995
--------------------------------------------------------------------------------------------------------------------------
Federal corporate tax/(benefit) rate.................................................          35.0%       35.0%     (35.0)%
Increase/(decrease) in tax rate resulting from:
   Nontaxable income/nondeductible expenses..........................................          (2.1)       (3.4)       (.5)
   State and local income taxes, net of federal income tax benefit...................            .4          .7         .1
   Federal and foreign taxes on foreign operations...................................         (24.5)        5.9        4.2
   Valuation allowance for deferred tax assets.......................................          29.7          --       (7.9)
   Other, net........................................................................           --           .2        1.9
                                                                                               ----        ----      -----
Effective tax/(benefit) rate.........................................................          38.5%       38.4%     (37.2)%
                                                                                               ====        ====      =====
--------------------------------------------------------------------------------------------------------------------------

Federal, state, local and foreign taxes have not been provided on approximately $267.5 of undistributed earnings of certain foreign subsidiaries, as such earnings are expected to be retained indefinitely by such subsidiaries for reinvestment. The distribution of these earnings would result in additional foreign withholding taxes of approximately $27.6 and additional federal income taxes to the extent they are not offset by foreign tax credits. It is not practicable to estimate the total tax liability that would be incurred upon such a distribution.

--------------------------------------------------------------------------------

6.  Acquisitions and Divestments
--------------------------------------------------------------------------------

Acquisitions
During 1997, Grace made acquisitions totaling $20.5 (including cash acquired and debt assumed), including the April 1997 acquisition of Schurpack, Inc., a manufacturer of flexible food packaging located in St. Joseph, Missouri, and two construction chemicals manufacturing businesses, one located in Australia and one in Spain.
     In July 1996, Grace acquired Cypress Packaging, Inc., a U.S. manufacturer of flexible packaging, primarily for the retail pre-cut produce market segment. In August 1996, Grace acquired Bayem S.A. de C.V. (Bayem), a Mexican manufacturer of can coatings and closure sealants for the rigid container industry. Additionally, prior to its disposition in September 1996, NMC purchased kidney dialysis centers. Grace's total acquisitions in 1996 amounted to $122.1 in cash.
     In 1995, Grace made acquisitions totaling $260.8, all of which involved cash purchases of kidney dialysis centers and medical imaging facilities by NMC. Acquisitions in the first quarter of 1995, prior to the classification of NMC as a discontinued operation (see Note 3), totaled $41.1 (including cash acquired and debt assumed). Acquisitions by NMC after the first quarter of 1995 are presented as an investing activity and are included in "Net investing activities of discontinued operations" in the Consolidated Statement of Cash Flows for 1996 and 1995.

Divestments
In 1997, Grace realized gross proceeds of $878.9 from divestments, including debt assumed by the buyers and payments received in connection with divestments completed in prior years. In addition to the sale of TEC Systems and the Grace cocoa business (see Note 3), Grace sold its specialty polymers business to National Starch and Chemical Company (National Starch) for $148.0, subject to adjustment. The sales and revenues of this business from January 1 through May 1, 1997 (the date of sale) were $24.8 ($72.6 and $77.5 for the years ended December 31, 1996 and 1995, respectively); its financial position and results of operations were not significant to Grace. In October 1997, Grace paid National Starch $1.9 in settlement of the purchase price adjustment. The sale of this business resulted in a pretax gain of $103.1 ($63.0 after-tax) in continuing operations.
     During 1996, Grace completed divestments for gross proceeds totaling $5,394.0 (including debt assumed by buyers). In addition to the disposition of NMC (see Notes 1 and 3), Grace sold its water treatment and process chemicals business (Dearborn) to Betz Laboratories, Inc. for cash proceeds of $636.4, the final $100.0 of which was paid in January 1997, plus the assumption of certain liabilities. Dearborn's sales and revenues were $201.2 for the six months ended June 30, 1996 and $398.5 for the year ended December 31, 1995; its financial position and results of operations were not significant for those periods. The divestments of Dearborn and Grace's biopesticides business resulted in a pretax gain of $326.4 ($210.1 after-tax) in continuing operations. In 1996, Grace also divested Amicon and the transgenic plant business of its Agracetus subsidiary. These businesses had previously been classified as discontinued operations.

     In 1995, Grace realized gross proceeds of $58.8 from divestments, including debt assumed by the buyers and payments received in connection with divestments completed in prior years. The operations divested consisted of three small units of Grace's construction products business, the composite materials business, Grace's transportation services business and various investments.
     See Note 3 for a discussion of divestment activity related to discontinued operations.

-------------------------------------------------------------------------------

7.  Other Balance Sheet Items

-------------------------------------------------------------------------------

                                                                                                        1997          1996
----------------------------------------------------------------------------------------------------------------------------
Notes and Accounts Receivable, net
Trade receivables, less allowances of $4.5 (1996 - $11.3)........................................     $  248.7     $   501.7
Notes receivable from dispositions of businesses.................................................          --          215.6
Asbestos-related insurance receivable - current..................................................         66.5          35.0
Notes receivable from insurance carriers - current, net of discounts of $2.5 (1996 - $2.5).......         13.3          17.2
Other receivables, less allowances of $.1 (1996 - $.2)...........................................         24.6          61.9
                                                                                                      --------     ---------
                                                                                                      $  353.1     $   831.4
                                                                                                      ========     =========
----------------------------------------------------------------------------------------------------------------------------
Inventories (1)
Raw materials....................................................................................    $    47.9     $   100.9
In process.......................................................................................         10.3          67.6
Finished products................................................................................         78.8         179.0
General merchandise..............................................................................         20.2          73.4
Less: Adjustment of certain inventories to a last-in/first-out (LIFO) basis......................        (27.6)        (44.8)
                                                                                                      --------     ---------
                                                                                                      $  129.6     $   376.1
                                                                                                      ========     =========

----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Goodwill
Goodwill, gross..................................................................................     $   48.7 (2) $    59.2
Less:  Accumulated amortization..................................................................         (5.8)        (18.6)
                                                                                                      --------     ---------
                                                                                                      $   42.9     $    40.6
                                                                                                      ========     =========

----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Other Assets
Prepaid pension costs............................................................................     $  245.2     $   275.1
Deferred charges.................................................................................         60.4         102.4
Long-term receivables, less allowances of $16.1 (1996 - $42.7)...................................         48.4         152.9
Long-term investments............................................................................         56.4          57.4
Notes receivable from insurance carriers - noncurrent, net of discounts of $2.3 (1996 - $4.9)....         18.0          31.3
Other............................................................................................          8.9          34.4
                                                                                                      --------     ---------
                                                                                                      $  437.3     $   653.5
                                                                                                      ========     =========

----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Other Current Liabilities
Liability for asbestos-related litigation........................................................     $  236.5     $   135.0
Reserves for divested businesses.................................................................        123.5         212.9
Accrued compensation.............................................................................        121.9         110.8
Restructuring reserves...........................................................................         35.6          91.1
Environmental reserves...........................................................................         38.8          23.0
Accrued interest.................................................................................         22.5          21.6
Other............................................................................................         83.2         179.5
                                                                                                      --------     ---------
                                                                                                      $  662.0     $   773.9
                                                                                                      ========     =========

----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Other Liabilities
Other postretirement benefits....................................................................     $  214.8     $   242.9
Environmental reserves...........................................................................        191.4         233.4
Pension benefits.................................................................................         91.0         108.6
Deferred compensation............................................................................         58.4          85.6
Long-term self insurance reserve.................................................................         31.6          20.3
Other............................................................................................         61.9         159.9
                                                                                                      --------     ---------
                                                                                                      $  649.1     $   850.7
                                                                                                      ========     =========
----------------------------------------------------------------------------------------------------------------------------

(1) Inventories valued at LIFO cost comprised 30.4% of total inventories at December 31, 1997 and 26.6% at December 31, 1996. The liquidation of prior years' LIFO inventory layers in 1997, 1996 and 1995 did not materially affect the cost of goods sold in any of these years.
(2) Includes goodwill of a health care services business reclassified to continuing operations during 1997.

-------------------------------------------------------------------------------
8.  Properties and Equipment
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                                                                       1997           1996
-------------------------------------------------------------------------------------------------------------
Land ............................................................................   $     23.4      $    51.5
Buildings........................................................................        298.0          622.6
Machinery, equipment and other...................................................      1,039.5        2,088.1
Projects under construction......................................................         91.8          545.7
                                                                                    ----------      ---------
     Properties and equipment, gross.............................................      1,452.7        3,307.9
Accumulated depreciation and amortization........................................       (789.4)      (1,436.6)
                                                                                    ----------      ---------
     Properties and equipment, net...............................................   $    663.3      $ 1,871.3
                                                                                    ==========      =========
-------------------------------------------------------------------------------------------------------------

Interest costs are incurred in connection with the financing of certain assets prior to placing them in service. The Company capitalized interest costs for continuing operations of $1.7 in 1997, $3.0 in 1996 and $3.7 in 1995.
     Depreciation and lease amortization expense relating to properties and equipment amounted to $91.4 in 1997, $92.2 in 1996 and $110.6 in 1995.
     Grace's rental expense for operating leases amounted to $11.7 in 1997, $13.5 in 1996 and $14.2 in 1995. See Note 11 for information regarding contingent rentals.
     At December 31, 1997, minimum future payments for operating leases were:

-------------------------------------------------------------------------------------------------------------

     1998..........................................................       $  8.9
     1999..........................................................          5.7
     2000..........................................................          4.0
     2001..........................................................          3.2
     2002..........................................................         (0.3)
     Later years...................................................          6.2
                                                                           -----
     Total minimum lease payments..................................        $27.7
                                                                           =====
-------------------------------------------------------------------------------------------------------------

The above minimum lease payments are net of anticipated sublease income of $13.9 in 1998, $13.6 in 1999, $14.1 in 2000, $14.2 in 2001, $14.2 in 2002 and a total of $6.0 in later years.

--------------------------------------------------------------------------------
9.  Debt
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
                                                                                      1997          1996
------------------------------------------------------------------------------------------------------------
Short-Term Debt
Bank borrowings (6.3% and 6.1% weighted average interest rates at
  December 31, 1997 and 1996, respectively) (1).................................... $ 370.2        $  178.7
Commercial paper (6.1% weighted average interest rate at December 31, 1997) (1)....    34.0              --
Current maturities of long-term debt...............................................      .5           105.5
Other short-term borrowings (2)....................................................     8.9            31.0
                                                                                    -------        --------
                                                                                    $ 413.6        $  315.2
                                                                                    =======        ========
Long-Term Debt
Commercial paper (5.8% weighted average interest rate at December 31, 1996) (1).... $    --        $   77.8
Bank borrowings (6.1% weighted average interest rate at December 31, 1996) (1).....      --           272.2
8.0% Notes Due 2004 (3)............................................................   276.0           276.0
7.4% Notes Due 2000 (3)............................................................   248.7           248.7
7.75% Notes Due 2002 (3)...........................................................   119.0           119.0
Medium-Term Notes, Series A (7.0% and 6.9% weighted average interest rates at
     December 31, 1997 and 1996, respectively) (4).................................     8.5             8.5
Sundry indebtedness with various maturities through 2002...........................     6.5            70.8
                                                                                    -------        --------
                                                                                    $ 658.7        $1,073.0
                                                                                    =======        ========

Full-year weighted average interest rates on total debt (5)........................     7.0%            7.3%

-----------------------------------------------------------------------------------------------------------

 (1) Under bank revolving credit agreements in effect at December 31, 1997, Grace may borrow up to $1,000.0 at interest rates based upon the prevailing prime, federal funds and/or Eurodollar rates. Of that amount, $650.0 is available under short-term facilities expiring in May 1998, unless extended, and $350.0 is available under a long-term facility expiring in May 2002. These agreements also support the issuance of commercial paper and bank borrowings, of which $404.2 was outstanding at December 31, 1997. The aggregate amount of net unused and unreserved borrowings under short-term and long-term facilities at December 31, 1997 was $595.8. Grace's ability to borrow under its existing facilities is subject to compliance with various covenants, including covenants requiring maintenance of debt and interest coverage ratios.
(2) Represents borrowings under various lines of credit and other miscellaneous borrowings, primarily of non-U.S. subsidiaries.
(3) During 1994, Grace sold $300.0 of 8.0% Notes Due 2004 at an initial public offering price of 99.794% of par, to yield 8.0%; during 1993, Grace sold at par $300.0 of 7.4% Notes Due 2000; and during 1992, Grace sold at par $150.0 of 7.75% Notes Due 2002. Interest on these notes is payable semiannually, and the notes may not be redeemed prior to maturity; however, Grace has repurchased notes from time to time in response to unsolicited offers. Also see discussion below.
(4) The Medium-Term Notes (MTNs) bear interest at either fixed or floating rates and have maturity dates through July 19, 1999. Interest on the fixed-rate MTNs is payable semiannually, and interest the floating-rate MTNs is payable quarterly. Also see discussion below.
(5)  Computation includes interest expense allocated to discontinued operations.

Scheduled maturities of long-term debt outstanding at December 31, 1997 are:
1998 - $.5; 1999 - $12.9; 2000 - $249.3; 2001 - $.5; 2002 - $119.6; and
thereafter - $276.4. Payment of a majority of Grace's borrowings may be accelerated, and its principal borrowing agreements terminated, upon the occurrence of a default under other Grace borrowings.
     Total interest expense and related financing costs, including amounts allocated to discontinued operations, were $78.6 for 1997, $147.9 for 1996 and $164.8 for 1995. Including amounts allocated to discontinued operations, interest payments amounted to $82.0 in 1997, $154.4 in 1996 and $183.1 in 1995.
     Grace Connecticut is to receive a cash transfer of approximately $1,200 in the transaction with Sealed Air (see Notes 1 and 3) and intends to use the cash to repay substantially all of its debt, including the 8.0% Notes Due 2004, the 7.4% Notes Due 2000 and the 7.75% Notes Due 2002 (collectively, Notes), as well as the MTNs. On March 10, 1998, Grace Connecticut offered to purchase the Notes. Such offer is conditioned upon the consummation of the Merger, and it is not possible to predict whether or to what extent the Notes will be purchased. The prices to be paid for the Notes and MTNs represent premiums over their principal amounts. Grace expects to incur an aggregate of approximately $70.0 for these premiums and other costs related to the purchase of the Notes and MTNs (including the costs of settling the related interest rate swap agreements, discussed in Note 10). The amount will vary depending upon the extent to which Notes and MTNs are purchased. Sealed Air is to reimburse Grace Connecticut for a portion of these costs.


--------------------------------------------------------------------------------
10. Financial Instruments

--------------------------------------------------------------------------------

Debt and Interest Rate Swap Agreements
Grace's debt and interest rate management objective is to reduce the cost of borrowing over the long term. Grace's debt management strategy emphasizes maintaining borrowing liquidity by developing and maintaining access to a variety of long-term and short-term capital markets. Its interest rate management strategy is to use interest rate swap agreements to modify the rate profile of the underlying debt. Most of Grace's interest rate swap agreements currently have the effect of converting fixed-rate debt into floating-rate debt based on LIBOR. Grace enters into only standard swap agreements that have readily quantifiable impacts on interest cost and are characterized by broad market liquidity. The maturities and notional amounts of interest rate swap agreements generally match the underlying debt, resulting in changes in the fair value of these interest rate swap agreements being substantially offset by changes in the fair value of the debt. Grace does not use derivative financial instruments (interest rate or foreign currency) for trading purposes and is not a party to leveraged instruments.
     Grace realized negative cash flows from interest rate swap agreements of $5.0 in 1997, $13.5 in 1996 and $16.5 in 1995. Interest expense was reduced by $5.4 in 1997, $8.9 in 1996 and $11.1 in 1995 due to the amortization of deferred gains on interest rate swap agreements. Unamortized net gains as of December 31, 1997 and 1996 were $17.4 and $22.8, respectively.
     Grace Connecticut intends to purchase the Notes and MTNs (see Note 9) and will settle the related interest rate swap agreements when and to the extent Notes and MTNs are purchased.

Fair Value of Debt and Other Financial Instruments
At December 31, 1997 and 1996, the fair values of Grace's long-term debt were $690.6 and $1,207.1, respectively (as compared to recorded values of $659.2 and $1,178.5, respectively). Fair value is determined based on expected future cash flows (discounted at market interest rates), quotes from financial institutions and other appropriate valuation methodologies. The estimates of fair value are not necessarily indicative of the costs of the offer to purchase the Notes and the purchase of the MTNs. At December 31, 1997 and 1996, the recorded values of other financial instruments such as cash, short-term investments, trade receivables and payables and short-term debt approximated their fair values, based on the short-term maturities and floating rate characteristics of these instruments.

Foreign Currency Contracts
Grace conducts business in a wide variety of currencies and consequently enters into foreign exchange forward and option contracts to manage its exposure to fluctuations in foreign currency exchange rates. These contracts generally involve the exchange of one currency for another at a future date. At December 31, 1997, no contracts to buy or sell foreign currencies in the future were outstanding. At December 31, 1996, the notional amount of outstanding contracts approximated $50.2.

Credit Risk
Grace is exposed to credit risk to the extent of potential nonperformance by counterparties to financial instruments. The counterparties to Grace's interest rate swap agreements and foreign exchange contracts comprise a diversified group of major financial institutions, all of which are rated investment grade. Credit risk is further reduced by bilateral netting agreements between Grace and its counterparties. At December 31, 1997, Grace's credit exposure was not significant and was limited to the fair values of these instruments; Grace believes the risk of incurring losses due to credit risk is remote.

Market Risk
Exposure to market risk on financial instruments results from fluctuations in interest and currency rates during the periods in which the contracts are outstanding. The mark-to-market valuations of interest rate and foreign exchange agreements and associated underlying exposures are closely monitored at all times. Grace uses portfolio sensitivities and stress tests to monitor risk. Overall financial strategies and the effects of using derivatives are reviewed periodically.
     The following table indicates the notional amounts, weighted average interest rates and amounts Grace would be required to pay or receive to settle interest rate swap agreements outstanding at December 31, 1997 (fair value). Notional amounts are used in calculating the amounts paid or received under interest rate swap agreements but do not represent assets or liabilities of Grace or provide a meaningful estimate of risk. The maturities and notional amounts of the interest rate swap agreements closely match underlying debt; therefore, changes in the fair value of interest rate swap agreements are substantially offset by changes in the fair value of the debt. The average floating rates in the table below are based on rates implied in the interest rate yield curve at December 31, 1997. In connection with the offer to purchase Notes and the purchase of MTNs, Grace Connecticut will settle its interest rate swap agreements at a cost approximating the fair value shown below.

--------------------------------------------------------------------------------------------------------
Interest Rate Swap Agreements                                      Maturity Dates
                                               ---------------------------------------------------------
                                               1998      1999        2000         2001   2002 and Beyond
                                               ----      ----        ----         ----   ---------------
Fixed-to-floating rate swaps
   Notional amount..........................   $--       $3.5       $275.0        $--        $426.0
   Fair value...............................   $--       $ .7       $ (5.5)       $--        $(10.7)
   Average receive (fixed) rate.............    --%       7.4%         5.3%        --%          5.7%
   Average pay (floating) rate..............    --%       5.8%         6.0%        --%          6.1%

Floating to-fixed rate swaps
   Notional amount..........................   $--       $ --       $ 23.0        $--        $307.0
   Fair value...............................   $--       $ --       $   .1        $--        $ (9.5)
   Average receive (floating) rate..........    --%        --%         6.0%        --%          6.1%
   Average pay (fixed) rate.................    --%        --%         5.8%        --%          6.8%

--------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
11.  Commitments and Contingent Liabilities

-------------------------------------------------------------------------------

Environmental
Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. Grace accrues for anticipated costs associated with investigatory and remediation efforts where an assessment has indicated that a liability has been incurred and the amount of loss can be reasonably estimated. These accruals do not take into account any discounting for the time value of money. At December 31, 1997, Grace's liability for environmental investigatory and remediation costs related to continuing and discontinued operations totaled $230.2, as compared to $256.4 at December 31, 1996. These amounts reflect a provision of $77.0 ($50.0 after-tax) recorded in the fourth quarter of 1995 (reflected in the Consolidated Statement of Operations in "Cost of goods sold and operating expenses"), related principally to increased cost estimates associated with five former manufacturing sites.
     Grace's environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated. These liabilities are evaluated quarterly, based on currently available information, including the progress of remedial investigation at each site, the current status of discussions with regulatory authorities regarding the method and extent of remediation at each site, existing technology, prior experience in contaminated site remediation and the apportionment of costs among potentially responsible parties. As some of these issues are decided (the outcomes of which are subject to uncertainties) or new sites are assessed and costs can be reasonably estimated, Grace will continue to review and analyze the need for adjustments to the recorded accruals. However, Grace believes that it is adequately reserved for all probable and estimable environmental exposures. Grace's classification of its environmental reserves between current and noncurrent liabilities is considered appropriate in relation to expected future cash outlays.
     Grace is in litigation with certain excess insurance carriers regarding the applicability of the carriers' policies to Grace's environmental remediation costs. The outcome of such litigation, as well as the amounts of any recoveries that Grace may receive, is presently uncertain. Accordingly, Grace has not recorded a receivable with respect to such insurance coverage (except in one instance where Grace settled with a carrier).
     Grace made cash payments of $33.9 in 1997, $20.3 in 1996 and $31.3 in 1995 to remediate environmentally impaired sites. These amounts have been charged against previously established reserves.

Contingent Rentals
Grace is the named tenant or guarantor with respect to leases entered into by previously divested businesses. These leases, some of which extend through the year 2017, have future minimum lease payments aggregating $181.1, offset by $180.7 of anticipated future minimum rental income from existing tenants and subtenants. In addition, Grace is liable for other expenses (primarily property taxes) relating to the above leases; these expenses are paid by tenants and subtenants. Grace believes that the risk of significant loss from these lease obligations is remote. However, a significant portion of the rental income and other expenses is payable by tenants and subtenants that have filed for bankruptcy protection or are otherwise experiencing financial difficulties. Further, as a result of unforeseen developments, Grace may incur losses that cannot be reasonably estimated.

-------------------------------------------------------------------------------

12.  Shareholders' Equity
-------------------------------------------------------------------------------

Under its Certificate of Incorporation, the Company is authorized to issue 300,000,000 shares of common stock, $.01 par value. Of the common stock unissued at December 31, 1997, approximately 10,938,000 shares were reserved for issuance pursuant to stock options and other stock incentives. The Certificate of Incorporation also authorizes 53,000,000 shares of preferred stock, $.01 par value, none of which has been issued. 3,000,000 of such shares have been designated as Series A Junior Participating Preferred Stock and are reserved for issuance in connection with the Company's Preferred Stock Purchase Rights (Rights). A Right trades together with each outstanding share of common stock and entitles the holder to purchase one hundredth of a share of Series A Junior Participating Preferred Stock under certain circumstances and subject to certain conditions. The Rights are not and will not become exercisable unless and until certain events occur, and at no time will the Rights have any voting power. The Rights will not become exercisable as a result of, and will be terminated in connection with, the transaction with Sealed Air (see Notes 1 and 3), although New Grace will have substantially identical rights.
     Grace New York initiated a share repurchase program in April 1996. Through September 27, 1996, Grace New York acquired 9,864,800 shares of common stock under this program for $727.1, or an average price of approximately $73.70 per share. From September 28, 1996 (see Note 1) through December 31, 1996, the Company acquired 11,193,700 shares of common stock for $592.2, or an average purchase price of $52.90 per share. Prior to year-end 1996, the Company retired substantially all of its treasury stock using the cost method. During the first quarter of 1997, the Company substantially completed the share repurchase program initiated in 1996 by acquiring 6,306,300 additional shares of common stock for $335.9, or an average price of $53.26 per share. Prior to year-end 1997, the Company retired all of its treasury stock using the cost method. The weighted average number of shares of common stock outstanding during 1997 was 73,993,000 (1996 - 91,976,000; 1995 - 95,822,000).
     Dividends paid on the Grace New York preferred stocks issued and outstanding prior to the NMC transaction (see Notes 1 and 3) amounted to $.4 in 1996 and $.5 in 1995.
     In 1997, Grace established a trust to fund certain deferred employee incentive compensation and nonemployee director compensation and benefits. The shares held in the trust are valued at the closing market price at the end of each reporting period. The trust held 71,476 shares at December 31, 1997.

-------------------------------------------------------------------------------

13.  Earnings Per Share
-------------------------------------------------------------------------------

The following table shows a reconciliation of the numerators and denominators used in calculating basic and diluted earnings/(loss) per share from continuing operations.


-----------------------------------------------------------------------------------------------------------------------------
                                                                                             1997          1996          1995
-----------------------------------------------------------------------------------------------------------------------------
Numerator:
Income/(loss) from continuing operations.............................................      $ 88.2        $112.9       $(324.8)
Preferred stock dividends............................................................         --            (.4)          (.5)
                                                                                           ------        ------       -------
     Numerator for basic and diluted earnings/(loss) per share.......................      $ 88.2        $112.5       $(325.3)
                                                                                           ======        ======       =======
Denominator:
Weighted average common shares - basic calculation...................................        74.0          92.0          95.8

Effect of dilutive securities:
     Employee stock options..........................................................         1.7           1.5            --(1)
                                                                                           ------        ------       -------

Weighted average common shares - diluted calculation.................................        75.7          93.5          95.8
                                                                                           ======        ======       =======

Basic earnings/(loss) per share......................................................       $1.19         $1.22        $(3.39)
                                                                                           ======        ======       =======

Diluted earnings/(loss) per share....................................................       $1.17         $1.20        $(3.39)
                                                                                           ======        ======       =======

-----------------------------------------------------------------------------------------------------------------------------

(1) As a result of the loss from continuing operations, the assumed exercise of employee stock options had an antidilutive effect and therefore is not included in the calculation.

On a weighted average basis, options to purchase 340,850 shares of common stock at an average price of $54.08 per share were outstanding during the first half of 1997. These options were not included in weighted average common shares for the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares.

--------------------------------------------------------------------------------

14.  Stock Incentive Plans

--------------------------------------------------------------------------------

Each stock option granted under the Company's stock incentive plans has an exercise price equal to the fair market value of the Company's common stock on the date of grant. Options become exercisable at the time or times determined by a committee of the Company's Board of Directors and may have terms of up to ten years and one month; the options outstanding at December 31, 1997 had a weighted average life of 7.1 years. In connection with the NMC transaction described in Notes 1 and 3, the number of shares covered by outstanding options and the exercise prices of such options were adjusted to preserve their economic value. The following table sets forth information relating to such options, as so adjusted:

---------------------------------------------------------------------------------------------------------------------------
                                                     1997                          1996                        1995
                                            ----------------------        ---------------------        --------------------
                                                           Average                      Average                     Average
                                              Number      Exercise          Number     Exercise         Number     Exercise
                                            of Shares       Price         of Shares      Price         of Shares     Price
---------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year.............   6,139,766       $30.92        8,833,450      $26.06      11,819,009      $24.53
Options granted..........................     659,350        54.12        1,009,818       51.47       2,645,693       30.05
                                           ----------                    ----------                  ----------
                                            6,799,116                     9,843,268                  14,464,702
Options exercised........................  (2,261,122)       26.47       (3,331,555)      24.56      (5,513,119)      24.67
Options terminated or canceled...........     (29,323)       43.27         (371,947)      28.21        (118,133)      27.23
                                           ----------                    ----------                  ----------
     Balance at end of year..............   4,508,671        36.47        6,139,766       30.92       8,833,450       26.06
                                           ==========                    ==========                  ==========
---------------------------------------------------------------------------------------------------------------------------

At December 31, 1997, options covering 3,063,918 shares (1996 - 3,994,828; 1995
- 6,477,637) were exercisable and 6,241,692 shares (1996 - 6,975,000; 1995 -
2,970,186) were available for additional grants. Currently outstanding options expire on various dates through June 2007.
     Concurrent with the Spin-off and Merger (see Notes 1 and 3), outstanding options to purchase the Company's common stock that are held by employees of the Packaging Business will be converted into options to purchase common stock of New Sealed Air. All other options will be converted into options to purchase common stock of New Grace. The number of shares covered by the options and the exercise prices of such options will be adjusted to preserve their economic value.
     The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company continues to follow the measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and does not recognize compensation expense for its stock-based incentive plans. Had compensation cost for the Company's stock-based incentive compensation plans been determined based on the fair value at the grant dates of awards under those plans, consistent with the methodology prescribed by SFAS No. 123, the Company's net income and related basic earnings per share for 1997, 1996 and 1995 would have been reduced to the pro forma amounts indicated below:

------------------------------------------------------------------------------------------------------------------------
                                                                                      1997           1996          1995
------------------------------------------------------------------------------------------------------------------------
Net income:
     As reported................................................................    $   261.0      $2,857.7      $(325.9)
     Pro forma..................................................................    $   254.0      $2,854.0      $(334.3)

Basic earnings per share:

     As reported................................................................   $     3.53     $   31.06     $  (3.40)
     Pro forma..................................................................   $     3.43     $   31.02     $  (3.49)

------------------------------------------------------------------------------------------------------------------------

These pro forma amounts may not be indicative of future income and earnings per share.
     To determine compensation cost under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, with the following historical weighted average assumptions applied to grants in 1997, 1996 and 1995:


-------------------------------------------------------------------------------------------------------------------------
                                                                                         1997          1996          1995
-------------------------------------------------------------------------------------------------------------------------
Dividend yield..................................................................           1%            1%            3%
Expected volatility.............................................................          29%           26%           25%
Risk-free interest rate.........................................................           6%            6%            7%
Expected life (in years)........................................................           4             4             4

------------------------------------------------------------------------------------------------------------------------

Based upon the above assumptions, the weighted average fair value of each option granted was $16.34 per share for 1997, $14.00 per share for 1996 and $7.00 per share for 1995.

--------------------------------------------------------------------------------

15.  Pension Plans

--------------------------------------------------------------------------------

Grace maintains defined benefit pension plans covering employees of certain units who meet age and service requirements. Benefits are generally based on final average salary and years of service. Grace funds its U.S. pension plans in accordance with U.S. federal laws and regulations. Non-U.S. pension plans are funded under a variety of methods, as required under differing local laws and customs, and therefore cannot be summarized. Approximately 64% of U.S. and non-U.S. plan assets at December 31, 1997 were common stocks, with the remainder primarily fixed-income securities. During 1997, certain Grace U.S. pension plans were amended to enhance benefits to future retirees. These amendments increased the projected benefit obligation by $14.8 and will be amortized over the average remaining service period for active participants expected to receive benefits under the plans.
     Net pension (benefit)/cost is comprised of the following components:


---------------------------------------------------------------------------------------------------------------------------
                                                               1997                      1996                   1995
                                                      ---------------------     --------------------   --------------------
                                                         U.S.      Non-U.S.       U.S.      Non-U.S.     U.S.      Non-U.S.
---------------------------------------------------------------------------------------------------------------------------
Service cost on benefits earned during the year.....  $   13.9     $   5.5      $  14.9     $   6.4   $   14.4     $   6.8
Interest cost on benefits earned in prior years.....      57.3        12.6         55.0        15.4       50.1        14.7
Actual return on plan assets........................    (103.8)      (31.8)       (97.7)      (24.7)    (131.8)      (34.6)
Deferred gain.......................................      31.4        13.2         30.4         5.3       71.1        17.8
Amortization of net (gain)/loss and prior service costs   (4.3)          --          --          .2        (.8)        (.4)
Net curtailment and settlement loss/(gain) (1)......        --         3.7         (1.3)       (2.4)        --          --
                                                      --------     -------      -------     -------   --------     -------
     Net pension (benefit)/cost.....................  $   (5.5)    $   3.2      $   1.3     $    .2   $    3.0     $   4.3
                                                      ========     =======      =======     =======   ========     =======

--------------------------------------------------------------------------------------------------------------------------------

(1) As a result of the closure of a major European office, Grace recognized net curtailment and settlement losses of $2.5 during 1997. As a result of selling Dearborn (see Note 6), Grace's U.S. and non-U.S. plans recognized curtailment gains of $1.3 and $6.3, respectively, in 1996.

The funded status of these plans was as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                               U.S.                                  Non-U.S.
                                               ----------------------------------       -----------------------------------
                                                 Assets Exceed       Accumulated         Assets Exceed       Accumulated
                                                  Accumulated         Benefits            Accumulated         Benefits
                                                   Benefits         Exceed Assets          Benefits         Exceed Assets
                                               ----------------------------------------------------------------------------
                                                1997      1996      1997      1996       1997    1996      1997      1996
---------------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligation:
Vested.....................................    $741.3    $655.4   $  56.7   $  55.6     $119.3  $161.8   $  64.1   $  75.2
                                               ======    ======   =======   =======     ======  ======   =======   =======
Accumulated benefit obligation.............    $746.1    $659.3   $  56.8   $  55.7     $119.4  $162.5   $  69.9   $  82.8
                                               ======    ======   =======   =======     ======  ======   =======   =======
Total projected benefit obligation.........    $774.7    $680.8   $  59.6   $  57.0     $124.2  $183.2   $  80.2   $ 103.3
Plan assets at fair value..................     881.3     822.2       --        --       204.5   313.4       2.3       6.1
                                               ------    ------   -------   -------     ------  ------   -------   -------
Plan assets in excess of/(less than)
   projected benefit obligation............     106.6     141.4     (59.6)    (57.0)      80.3   130.2     (77.9)    (97.2)
Unamortized net (gain)/loss at initial
 adoption..................................     (48.7)    (60.4)      3.5       4.2       (2.1)   (4.7)      2.9       3.8
Unamortized prior service cost.............      44.9      34.3      12.1      13.7        3.1     4.1        --        --
Unrecognized net loss/(gain)...............      70.2      47.5      10.4       8.9       (9.1)  (17.3)     17.6      15.0
                                               ------    ------   -------   -------     ------  ------   -------   -------
   Prepaid/(accrued) pension cost..........    $173.0    $162.8    $(33.6)   $(30.2)    $ 72.2  $112.3    $(57.4)  $ (78.4)
                                               ======    ======   =======   =======     ======  ======   =======   =======

--------------------------------------------------------------------------------------------------------------------------

The following significant assumptions were used in 1997, 1996 and 1995:

--------------------------------------------------------------------------------------------------------------------------
                                                               1997                     1996                    1995
                                                          ----------------        ----------------      ------------------
                                                          U.S.    Non-U.S.        U.S.     Non-U.S.     U.S.      Non-U.S.
--------------------------------------------------------------------------------------------------------------------------
Discount rate at December 31,......................       7.3%   2.3 -  7.5%      8.0%    3.4 -  8.7%    7.3%   5.1 - 11.6%
Expected long-term rate of return..................       9.0    6.0 - 10.5       9.0     6.0 - 10.5     9.0    6.0 - 10.5
Rate of compensation increase......................       4.5    2.0 -  5.0       4.5     2.5 -  7.5     4.5    4.0 -  7.5
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

16.  Other Postretirement Benefit Plans

--------------------------------------------------------------------------------

Grace provides certain other postretirement health care and life insurance benefits for retired employees of specified U.S. units. The retiree medical insurance plans provide various levels of benefits to employees (depending on their dates of hire) who retire from Grace after age 55 with at least 10 years of service. These plans are unfunded, and Grace pays the costs of benefits under these plans as they are incurred.
     Grace applies SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires that the future costs of postretirement health care and life insurance benefits be accrued over the employees' years of service. Included in "Other liabilities" at December 31, 1997 and 1996 were the following:

--------------------------------------------------------------------------------------------------------
                                                                                      1997         1996
--------------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
     Retirees....................................................................    $196.7       $199.9
     Fully eligible participants.................................................       7.0          6.4
     Active ineligible participants..............................................      27.3         43.7
                                                                                     ------       ------
                                                                                      231.0        250.0
     Unrecognized net loss.......................................................     (37.0)       (39.9)
     Unrecognized prior service benefit..........................................      20.8         32.8
                                                                                     ------       ------
Accrued postretirement benefit obligation........................................    $214.8       $242.9
                                                                                     ======       ======
--------------------------------------------------------------------------------------------------------


Net periodic postretirement benefit cost for 1997, 1996 and 1995 is comprised of the following components:

---------------------------------------------------------------------------------------------------------------
                                                                                1997         1996          1995
---------------------------------------------------------------------------------------------------------------
Service cost.................................................................  $  1.1       $  1.2       $  1.0
Interest cost on accumulated postretirement benefit obligation...............    17.5         18.1         17.7
Amortization of net loss.....................................................      .6          1.8           .2
Amortization of prior service benefit........................................    (2.6)        (2.7)        (3.3)
Curtailment gain.............................................................     --           (.9)          --
                                                                               ------       ------       ------
     Net periodic postretirement benefit cost................................  $ 16.6       $ 17.5       $ 15.6
                                                                               ======       ======       ======
---------------------------------------------------------------------------------------------------------------

During 1996, Grace's retiree medical plans were amended to enhance benefits to retirees effective January 1, 1997. This amendment, together with previous amendments, had the net effect of decreasing the accumulated postretirement benefit obligation by $32.8 at December 31, 1996 and will be amortized over an average remaining future service life of approximately 10 years.
     Medical care cost trend rates were projected at 8.7% in 1997, declining to 5.0% through 2001 and remaining level thereafter. An increase of one percentage point in each year's assumed medical care cost trend rate, holding all other assumptions constant, would increase the annual net periodic postretirement benefit cost by $1.4 and the accumulated postretirement benefit obligation by $18.2. The discount rates at December 31, 1997, 1996 and 1995 were 7.3%, 8.0% and 7.3%, respectively.
     Grace applies SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires accrual accounting for nonaccumulating postemployment benefits. Grace's primary postemployment obligation is for disabled workers' medical benefits; these are currently included in accrued postretirement costs under SFAS No. 106.

--------------------------------------------------------------------------------

17.  Year 2000 Computer Systems Compliance

--------------------------------------------------------------------------------

Grace has reviewed the software systems and related applications used in each of its business segments and geographic regions to assess its requirements regarding the "Year 2000 Issue" which, if unresolved, could have a significant impact on Grace's operations. Grace has made and will continue to make the expenditures necessary to ensure that its software systems and applications continue to function properly before, during and after the year 2000. These expenditures, which are expensed as incurred, have not been and are not expected to be material to Grace's financial position or results of operations. For further information, see "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Year 2000 Computer Systems Compliance."

--------------------------------------------------------------------------------

18.  Business Segment Information

--------------------------------------------------------------------------------

Effective December 31, 1997, Grace adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and establishes new standards for reporting information about business segments and related disclosures about products and services, geographic areas and major customers.
     Grace is a global producer of specialty chemicals. It generates revenues from three business segments: Grace Davison, Grace Construction Products and Darex Container Products. Management has determined these to be Grace's business segments based primarily on the nature of their products. Grace Davison produces a variety of catalysts and silica-based products. Grace Construction Products produces specialty construction chemicals and building materials. Darex Container Products produces container sealants and coatings. Grace evaluates segment performance based on profit and loss. The accounting policies of the segments are as described in Note 1. Intersegment sales, eliminated in consolidation, are not material. The table below presents information related to Grace's business segments for 1997, 1996 and 1995; in connection with the adoption of SFAS No. 131, Grace has restated pretax operating results for all periods presented to exclude previously allocated corporate expenses from the results of each business segment.


-----------------------------------------------------------------------------------------------------------------------
                                                                                      1997          1996          1995
-----------------------------------------------------------------------------------------------------------------------
Sales and Revenues
   Grace Davison.............................................................      $  711.6       $  732.2     $  699.9
   Grace Construction Products...............................................         477.8          435.0        397.2
   Darex Container Products..................................................         264.1          274.7        279.9
                                                                                   --------       --------     --------
Total........................................................................      $1,453.5       $1,441.9     $1,377.0
                                                                                   ========       ========     ========

Pretax Operating Income
   Grace Davison.............................................................      $  104.0       $  112.9     $  107.2
   Grace Construction Products...............................................          45.7           42.6         23.6
   Darex Container Products..................................................          25.0           31.5         31.6
                                                                                   --------       --------     --------
Total........................................................................      $  174.7       $  187.0     $  162.4
                                                                                   ========       ========     ========

Depreciation and Amortization
   Grace Davison.............................................................      $   58.7       $   52.4     $   46.7
   Grace Construction Products...............................................          16.0           11.2         10.7
   Darex Container Products..................................................          13.5           12.2         10.5
                                                                                   --------       --------     --------
Total........................................................................      $   88.2       $   75.8     $   67.9
                                                                                   ========       ========     ========

Capital Expenditures
   Grace Davison.............................................................      $   59.3       $   68.4     $  108.3
   Grace Construction Products...............................................          33.8           21.7         22.1
   Darex Container Products..................................................          11.4           11.4         15.5
                                                                                   --------       --------     --------
Total........................................................................      $  104.5       $  101.5     $  145.9
                                                                                   ========       ========     ========

Total Assets
   Grace Davison.............................................................      $  587.6      $   606.0
   Grace Construction Products...............................................         259.7          236.9
   Darex Container Products..................................................         185.6          188.7
                                                                                   --------       --------
Total........................................................................      $1,032.9       $1,031.6
                                                                                   ========       ========

----------------------------------------------------------------------------------------------------------

The table below presents information related to the geographic areas in which Grace operated in 1997, 1996 and 1995.

------------------------------------------------------------------------------------------------------------------------
                                                                                      1997          1996          1995
------------------------------------------------------------------------------------------------------------------------
Sales and Revenues
   North America.............................................................     $   777.3       $  720.3     $  694.3
   Europe....................................................................         402.4          435.6        422.1
   Asia Pacific..............................................................         206.7          226.9        212.7
   Latin America.............................................................          67.1           59.1         47.9
                                                                                  ---------       --------     --------
Total........................................................................     $ 1,453.5       $1,441.9     $1,377.0
                                                                                  =========       ========     ========

Total Assets

   North America.............................................................     $   564.8       $  534.0
   Europe....................................................................         268.0          307.2
   Asia Pacific..............................................................         134.4          139.7
   Latin America.............................................................          65.7           50.7
                                                                                  ---------       --------
Total........................................................................     $ 1,032.9       $1,031.6
                                                                                  =========       ========

----------------------------------------------------------------------------------------------------------------------

Sales and revenues, pretax operating income, depreciation and amortization, total assets and capital expenditures for Grace's business segments are reconciled below to amounts presented in the Consolidated Financial Statements.

----------------------------------------------------------------------------------------------------------------------------
                                                                                      1997          1996          1995
----------------------------------------------------------------------------------------------------------------------------
Sales and revenues - operating segments......................................     $ 1,453.5      $ 1,441.9     $1,377.0
Other........................................................................          26.2 (2)      276.8 (3)    483.5 (3)
                                                                                  ---------      ---------     --------
   Total sales and revenues..................................................     $ 1,479.7      $ 1,718.7     $1,860.5
                                                                                  =========      =========     ========
----------------------------------------------------------------------------------------------------------------------------
Pretax operating income - operating segments.................................     $   174.7      $   187.0     $  162.4
Gain on sales of businesses..................................................         103.1          326.4          --
Interest expense and related financing costs.................................         (19.2)         (21.5)       (26.9)
Corporate expenses...........................................................         (75.7)         (69.8)      (134.0)
Restructuring costs and asset impairments....................................         (47.8)         (34.7)      (151.3)
Provision relating to asbestos-related liabilities and insurance coverage....            --         (229.1)      (275.0)
Provision for corporate governance...........................................            --            --         (30.0)
Provision for environmental liabilities at former manufacturing sites........            --            --         (77.0)
Other income, net............................................................           8.3           25.0         14.6
                                                                                  ---------      ---------     --------
   Income/(loss) from continuing operations before income taxes..............     $   143.4      $   183.3     $ (517.2)
                                                                                  =========      =========     ========

----------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization - operating segments...........................     $    88.2     $     75.8     $   67.9
Depreciation and amortization - divested businesses..........................            .7 (2)       10.7 (3)     18.5 (3)
Depreciation and amortization - corporate....................................           4.0            8.9         27.4
                                                                                  ---------      ---------     --------
   Total depreciation and amortization.......................................     $    92.9     $     95.4     $  113.8
                                                                                  =========      =========     ========

-----------------------------------------------------------------------------------------------------------------------------
Capital expenditures - operating segments....................................     $   104.5      $   101.5     $  145.9
Capital expenditures - corporate.............................................          31.9           57.0         49.0
Capital expenditures - discontinued operations (1)...........................         122.2          278.3        329.8
Other........................................................................            .1 (2)       19.8 (3)     12.9 (3)
                                                                                  ---------      ---------     --------
   Total capital expenditures................................................     $   258.7      $   456.6     $  537.6
                                                                                  =========      =========     ========

-----------------------------------------------------------------------------------------------------------------------------
Total assets - operating segments............................................      $1,032.9       $1,031.6
Total assets - divested businesses...........................................            --           43.7 (3)
Total assets - corporate.....................................................         802.7        1,279.5
Total assets - Packaging Business............................................            --        1,673.4 (4)
Asbestos-related receivables and net deferred tax assets.....................         513.4          620.2
Net assets of discontinued operations........................................       1,424.0          297.4
                                                                                  ---------      ---------
   Total assets..............................................................      $3,773.0       $4,945.8
                                                                                  =========      =========

-----------------------------------------------------------------------------------------------------------------------------

(1) Represents capital expenditures of discontinued operations prior to their classification as such.
(2)  Primarily includes Grace's specialty polymers business, divested in May
     1997.
(3) Primarily includes Grace's specialty polymers business, divested in May 1997, and Dearborn, divested in June 1996.
(4) Represents assets of the Packaging Business prior to its classification as a discontinued operation.

--------------------------------------------------------------------------------

Quarterly Summary and Statistical Information (1) Unaudited - dollars in millions, except per share

--------------------------------------------------------------------------------

Quarter Ended                                                   March 31           June 30       September 30        December 31
--------------------------------------------------------------------------------------------------------------------------------
1997
Sales and revenues.....................................         $  363           $    379          $   372             $  366
Cost of goods sold and operating expenses..............            223                231              224                230
Net income ............................................             46                118               71                 26
Net earnings per share: (2)
     Basic.............................................         $  .62           $   1.61          $   .97             $  .35
     Diluted...........................................            .60               1.57              .93                .35

Dividends declared per common share....................         $ .125           $   .145          $  .145             $ .145

Market price of common stock: (3)
     High..............................................         $57 1/2          $   60 1/8        $    74             $   81 1/8
     Low...............................................          46 1/2              44 3/8             54 7/8             63 1/2
     Close.............................................          47 3/8              55 1/8             73 5/8             80 7/16

--------------------------------------------------------------------------------------------------------------------------------

1996
Sales and revenues.....................................        $   453           $   498           $   386            $  382
Cost of goods sold and operating expenses..............            262               287               235               216
Net income/(loss)......................................             63               334             2,518               (57)
Net earnings/(loss) per share: (2)
     Basic.............................................        $   .65           $  3.45           $ 27.66            $ (.70)
     Diluted...........................................            .64              3.39             26.99              (.70)

Dividends declared per common share....................        $  .125           $  .125           $  .125            $  .125

Market price of common stock: (3) (4)
     High..............................................        $ 52 3/16         $  53 5/16        $    52            $    56 1/4
     Low...............................................          34 3/4             45 5/8              33 1/16            46 1/4
     Close.............................................          50 5/8             45 5/8              52                 51 3/4

--------------------------------------------------------------------------------------------------------------------------------

(1) The quarterly summary and statistical information presented above has been restated to reflect the classification of the Packaging Business as a discontinued operation.
(2) Per share results for the four quarters may differ from full-year per share results, as a separate computation of the weighted average number of shares outstanding is made for each quarter presented.
(3)  Principal market: New York Stock Exchange.
(4) The stock prices for the first nine months of 1996 have been adjusted so that they are on a basis comparable to the stock prices following the disposition of NMC.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Financial Summary (1)  Dollars in millions, except per share amounts
--------------------------------------------------------------------------------

                                                  1997              1996               1995            1994              1993
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations
Sales and revenues..........................   $1,479.7          $1,718.7            $1,860.5       $1,711.0       $   1,568.6
Cost of goods sold and
  operating expenses........................      908.3             999.8             1,127.0          988.4             953.0
Depreciation and amortization...............       92.9              95.4               113.8          105.8             101.1
Interest expense and related
  financing costs...........................       19.2              21.5                26.9           20.7              20.5
Research and development expenses...........       42.4              55.4                73.2           65.7              68.0
Income/(loss) from continuing
  operations before income taxes............      143.4             183.3              (517.2)        (306.3)           (162.2)
Income/(loss) from continuing
  operations................................       88.2             112.9              (324.8)        (185.4)           (106.7)
Income/(loss) from discontinued
  operations (2)............................      172.8           2,744.8                (1.1)         268.7             132.7
Net income/(loss)...........................      261.0           2,857.7              (325.9)          83.3              26.0
------------------------------------------------------------------------------------------------------------------------------------
Financial Position
Current assets..............................   $2,175.5          $1,774.9             $1,681.3       $2,228.9      $   2,077.6
Current liabilities.........................    1,357.7           1,487.1              2,214.2        2,231.5          1,992.6
Properties and equipment, net...............      663.3           1,871.3              1,736.1        1,730.1          1,454.1
Total assets................................    3,773.0           4,945.8              6,360.6        6,230.6          6,108.6
Total debt..................................    1,072.3           1,388.2              1,933.8        1,529.7          1,706.1
Shareholders' equity - common stock.........      467.9             632.4              1,224.4        1,497.1          1,510.2
------------------------------------------------------------------------------------------------------------------------------------
Data Per Common Share
Earnings/(loss) from continuing
  operations................................  $    1.19          $   1.22             $ (3.39)    $    (1.98)      $     (1.17)
Net earnings/(loss).........................       3.53             31.06               (3.40)           .88               .28
Dividends...................................        .56               .50               1.175           1.40               1.40
Average common shares
  outstanding (thousands)...................     73,993            91,976              95,822          93,936           91,461
------------------------------------------------------------------------------------------------------------------------------------
Other Statistics
Income/(loss) from continuing
  operations before special items (3).......  $    55.8          $   74.3            $   22.5       $   13.6        $      (6.7)
Dividends paid on common stock..............       41.2              45.6               112.1          131.5             127.9
Capital expenditures........................      258.7             456.6               537.6          444.6             309.6
Common shareholders of record...............     15,945            17,415              19,496         18,501            19,358
Common stock price range (4)................ 81 1/8-44 3/8     56 1/4-33 1/16    45 7/8-24 13/16  29 15/16-23 3/16  26 9/16-22 5/16
Number of employees - continuing
  operations (thousands)....................        6.3               7.1                10.4           11.1              11.3
------------------------------------------------------------------------------------------------------------------------------------

(1) Certain prior-year amounts have been reclassified to conform to the 1997 presentation.
(2) Comprised of income from discontinued operations of $160.4 in 1997, $114.4 in 1996, $150.2 in 1995, $268.7 in 1994 and $237.7 in 1993. 1997 also includes the partial reversal of a previously recorded provision relating to the sale of Grace's cocoa business. 1996 also includes (a) a gain of $2,603.1 on the dispositions of NMC, Amicon and the transgenic plant business and (b) a $31.9 reversal of a previously recorded provision for Grace's cocoa business, partially offset by (c) a charge of $4.6 recorded in connection with the classification of TEC Systems as a discontinued operation. 1995 includes a provision of $151.3 relating to Grace's remaining discontinued operations, primarily Grace's cocoa business. 1993 includes a provision of $105.0 relating to the expected losses on the divestment of Grace's cocoa, battery separators and engineered materials and systems businesses. See Note 3 to the Consolidated Financial Statements.
(3) Income/(loss) from continuing operations reconciles to income/(loss) from continuing operations before special items as follows:

                                                            1997            1996          1995           1994        1993
                                                          -------         ------        -------        -------     --------
      Income/(loss) from continuing operations..........  $  88.2         $112.9        $(324.8)       $(185.4)    $ (106.7)
      Special items (after-tax):
       Gain on sales of businesses......................    (63.0)        (210.1)            --             --           --
       Restructuring costs and asset impairments/other
         activities ....................................     30.6           22.6          100.0             --           --
       Provision relating to asbestos-related liabilities
         and insurance coverage.........................       --          148.9          178.7          200.0        100.0
       Provision for corporate governance...............       --             --           18.6            --            --
       Provision for environmental liabilities at former
         manufacturing sites............................       --             --           50.0           26.0           --
       Gain on sale of remaining interest in The
         Restaurant Enterprises Group, Inc..............       --             --             --           (27.0)         --
                                                          -------        -------       --------        --------    --------
      Income/(loss) from continuing operations before
         special items..................................  $  55.8        $  74.3       $   22.5        $   13.6    $   (6.7)
                                                          =======        =======       ========        ========    ========

     Although "Income from continuing operations before special items" is a measure not recognized under generally accepted accounting principles and may be inconsistent with similar measures presented by other companies, Grace management believes that the presentation of this measure enhances the comparability of Grace's operating results from period to period.
(4) The stock prices for 1995 - 1993 and the first nine months of 1996 have been adjusted so that they are on a basis comparable to the stock prices following the disposition of NMC.

        Management's Discussion and Analysis of Results of Operations and
                               Financial Condition

Review of Operations

Overview
--------

Sales and revenues of Grace's operating business segments (Grace Davison, Grace Construction Products and Darex Container Products) increased .8% in 1997 versus 1996 and 4.7% in 1996 versus 1995. Total sales and revenues decreased 13.9% in 1997 versus 1996 and 7.6% in 1996 versus 1995.

     Pretax income/(loss) from continuing operations was $143.4 million in 1997, $183.3 million in 1996 and $(517.2) million in 1995. As indicated in the notes to the table below, pretax operating income/(loss) from continuing operations was affected by various special items in all three years. Grace's 1997 pretax operating income before special items of $183.0 million decreased 13.7% as compared to 1996, and 1996 pretax operating income before special items of $212.0 million increased 19.8% over 1995. In connection with the adoption of SFAS No. 131, Grace has restated pretax operating results for all periods presented to exclude previously allocated corporate expenses from the results of each operating business segment.

                                                                                        (Dollars in millions)
W. R. Grace & Co. and Subsidiaries                                              ----------------------------------
Pretax Operating Results - Continuing Operations                                  1997          1996          1995
----------------------------------------------------------------------            ----          ----          ----
Sales and revenues - operating business segments......................         $ 1,453.5     $ 1,441.9     $ 1,377.0
Sales and revenues - other (1)........................................              26.2         276.8         483.5
                                                                               ---------     ---------     ---------
      Sales and revenues..............................................         $ 1,479.7     $ 1,718.7     $ 1,860.5
                                                                               =========     =========     =========
Operating income/(loss) before divested businesses....................         $   234.5     $   260.8     $  (367.7)
Operating income - divested businesses (1)............................               3.8          13.8          11.4
                                                                               ---------     ---------     ---------
      Operating income/(loss) (2).....................................         $   238.3     $   274.6     $  (356.3)

Other expenses
     Interest expense and related financing costs (3).................             (19.2)        (21.5)        (26.9)
     Corporate expenses (4)...........................................             (75.7)        (69.8)       (134.0)
                                                                               ---------     ---------     ---------
      Income/(loss) from continuing operations........................         $   143.4     $   183.3     $  (517.2)
                                                                               =========     =========     =========

--------------------------------------------------------------------------------------------------------------------

(1) Primarily reflects Grace's specialty polymers business, divested in May 1997, and Dearborn, divested in June 1996.
(2) A reconciliation of operating income/(loss) to operating income before special items is as follows:


                                                                                  1997          1996         1995
                                                                               ---------     ---------    ----------
     Operating income/(loss)..........................................         $   238.3     $   274.6    $   (356.3)
     Special items:
       Gain on sales of businesses....................................            (103.1)       (326.4)           --
       Restructuring costs and asset impairments......................              47.8          34.7         151.3
       Provision relating to asbestos-related liabilities and
         insurance coverage...........................................                --         229.1         275.0
       Provision for corporate governance.............................                --            --          30.0
       Provision for environmental liabilities at former
         manufacturing sites..........................................                --            --          77.0
                                                                               ---------     ---------     ---------
     Operating income before special items............................         $   183.0     $   212.0     $   177.0
                                                                               =========     =========     =========


     Although "Operating income before special items" is a measure not recognized under generally accepted accounting principles and may be inconsistent with similar measures presented by other companies, Grace management believes that the presentation of this measure enhances the comparability of Grace's operating results from period to period.
(3) Interest expense and related financing costs are not reflected in operating income/(loss) from continuing operations because significant financing decisions are centralized at the corporate level.
(4) Reflects general corporate overhead and research expenses and certain other income and expense items that can be identified with continuing operations. Also includes interest income of $7.5 in 1996 and $9.8 in 1995 relating to the settlement of prior years' federal income tax returns.

The following discussion includes projections and/or other "forward-looking" information. Grace is subject to risks and other uncertainties that could cause its actual results to differ materially from any such projections or that could cause other forward-looking information to prove incorrect. For a discussion of such risks and uncertainties, see "Introduction and Overview -- Projections and Other Forward-Looking Information" in Item 1 of this Report.

Sales and Revenues
------------------

                                                                      (Dollars in millions)               Percentage Change
W. R. Grace & Co. and Subsidiaries                             ----------------------------------      ------------------------
Sales and Revenues - Operating Business Segments                 1997          1996          1995      '97 vs. '96  '96 vs. '95
------------------------------------------------               --------    ---------     ---------     -----------   ----------
Grace Davison...........................................       $  711.6     $  732.2      $  699.9        (2.8)%        4.6%
Grace Construction Products.............................          477.8        435.0         397.2         9.8          9.5
Darex Container Products................................          264.1        274.7         279.9        (3.9)        (1.9)
                                                               --------     --------      --------
    Sales and revenues - operating business segments....       $1,453.5     $1,441.9      $1,377.0          .8%         4.7%
                                                               ========     ========      ========


                                                      1997 as a Percentage of 1996        1996 as a Percentage of 1995
                                                  -----------------------------------   ----------------------------------
Sales and Revenues Estimated Variance Analysis    Volume Price/Mix Translation  Total   Volume Price/Mix Translation Total
-------------------------------------------------------------------------------------   ----------------------------------
Grace Davison..............................        8.0%     (5.8)%     (5.0)%   (2.8)%   7.2%    (1.3)%     (1.3)%    4.6%
Grace Construction Products................        9.9       1.3       (1.4)     9.8     8.8       .9        (.2)     9.5
Darex Container Products...................        3.6      (1.4)      (6.1)    (3.9)    1.0      (.3)      (2.6)    (1.9)
    Sales and revenues - operating business
       segments............................        7.7%     (2.8)%     (4.1)%     .8%    6.4%     (.5)%     (1.2)%    4.7%

The following discussion of sales and revenues of the operating business segments excludes the effect of currency translation.

Grace Davison
     Fluid cracking catalyst (FCC) sales decreased 4.3% in 1997 compared to 1996. The factors contributing to the decrease were price reductions in all geographic areas and volume declines in Asia Pacific, partially offset by volume increases in North America and Europe. Volumes in Asia Pacific were below 1996 primarily due to the loss of two customers, as well as depressed refinery margins caused by the devaluation of Asian currencies. Volume increases in North America and Europe were primarily due to record refinery utilization rates, partially offset by a large number of refinery turnarounds in the first quarter of 1997. The FCC market continued to recover during the second half of 1997, with larger sales volumes and price stability in North America and Europe.
     Silica/adsorbent sales increased 7.0% in 1997 compared to 1996 due to volume increases in all geographic regions. North America experienced volume increases as a result of strong sales of dentifrice; Europe experienced increased sales of coatings and gels for paints and plastics; and Asia Pacific was favorably impacted by sales generated by Grace's new silica plant in Kuantan, Malaysia, as well as large orders placed by customers in the fourth quarter of 1997 in anticipation of price increases in response to depreciating currencies. Increased volumes were partially offset by unfavorable price/mix variances.
     The strength of the plastics industry continues to benefit the polyolefin catalyst business. Polyolefin catalyst sales increased 14.8% in 1997 compared to 1996 due to favorable price/mix and volume variances. The volume increase was primarily due to regaining two customers in the 1997 second quarter and the start-up of another customer's new petrochemical refinery in Asia Pacific.
     1996 sales of catalysts and other silica-based products, as compared to 1995 sales, benefited from continued expansion into new markets and the introduction of higher-value-added products and new technologies, partially offset by competitive pricing pressures. Volumes increased in all regions, especially in Asia Pacific due to an increase in market share in refinery catalysts. However, in Europe and North America, refinery catalyst sales were negatively impacted by competitive pricing pressures. Polyolefin catalyst sales were positively impacted by the strong plastics industry, and silica/adsorbent sales benefited from new product applications in Europe and Asia Pacific.

Grace Construction Products
Sales and revenues in 1997 were $477.8 million, an 11.2% increase over 1996. The increase reflects the introduction of new value-added products and increased market acceptance of existing value-added products, as well as other factors within its product groups, as described below.
     Sales of specialty construction chemicals increased 14.0% in 1997 over 1996, primarily due to volume increases and, to a lesser extent, price/mix variances in North America. A mild winter in the northeastern U.S., which allowed greater than normal construction activity, drove increases in the first four months of the year, while market penetration of value-added cement additives and concrete admixtures, the overall strength of the U.S. economy and market share gains contributed to the sales increase throughout the year. Sales of specialty construction chemicals in Asia Pacific increased over 1996 as a result of infrastructure building activity, market share gains and penetration of value-added products, partially offset in the latter half of the year by economic downturns in certain developing countries. Sales in Latin America grew strongly as a result of market share gains and improving construction industry practices, while sales in Europe increased moderately, overcoming weather-related construction delays at the beginning of the year.
     Sales of specialty building materials increased 7.5% in 1997 over 1996, primarily due to volume increases and price/mix variances in North America. The increase in North America resulted from strong sales of fireproofing products and new value-added waterproofing products, supported by the favorable U.S. market and weather conditions discussed above, market share gains in fireproofing, and heavy re-roofing activity due to damage from the 1995-1996 winter. In Europe, sales of specialty building materials also increased, mainly due to volume increases in premium waterproofing products. Easier to apply and more durable than competitors' products, Grace's premium waterproofing products gained market share in Europe, especially in countries where construction labor is more expensive. Sales in Asia Pacific showed a slight decrease as a result of unfavorable price/mix variances, mainly due to lower sales of industrial, acoustic and petrochemical fireproofing, reflecting reduced activity in certain economies.
     Sales of specialty construction chemicals and building materials increased 9.7% in 1996 over 1995, driven primarily by volume increases. Sales increased in all regions, especially in North America, where volumes in both specialty construction chemicals and building materials benefited from growth in housing starts and infrastructure projects. Also significantly contributing to the increase was the positive impact of growth in market share for fire protection and concrete products in Asia Pacific. Sales also rose due to the introduction and penetration of value-added products.

Darex Container Products
Darex Container Products' sales increased 2.2% in 1997 as compared to 1996. This increase was entirely attributable to the August 1996 acquisition of Bayem. Excluding the Bayem acquisition, Darex Container Products' 1997 sales were slightly lower than 1996 sales.
     European volumes were negatively affected in 1997 by an unseasonably cool spring and summer, which resulted in decreased beverage consumption. Also, during 1997, two European customers reverted to manufacturing their own closure sealants, and Darex Container Products sold a small niche segment of the coatings business. European price/mix in can sealing was negatively affected in 1997 by a continued customer shift from solvent-based products to water-based products.
     Asia Pacific volumes in 1997 were unfavorably affected by the depletion of customers' excess inventory in China, competitive pricing pressures, weather conditions that adversely impacted beverage consumption, a decline in market demand due to the depressed Japanese economy and the increased penetration of alternative forms of containers, such as plastic and glass. These factors, however, were fully offset by volume increases, especially in can sealants in the Philippines (due to increased market demand for canned fish and meat) and in coatings in China (due to market share gains, as a customer began using Darex Container Products coatings).
     Latin American volume growth (excluding the impact of the Bayem acquisition) was dampened by poor economic conditions in Venezuela and Brazil, coupled with a decline in fish canning on the west coast of South America as a result of poor weather conditions.
     Sales for 1996 increased .7% versus 1995, with increased sales in all regions, except for Asia Pacific. Asia Pacific volumes were lower in can sealants due to poor weather conditions that adversely impacted the canning of fruit and fish in Southeast Asia, a depressed Japanese economy and excess can capacity in China. Additionally, some market share losses were incurred in closure sealants. Offsetting the lower volumes in Asia Pacific were higher volumes in North America and Europe due to higher sales of can sealing compounds. In addition, Latin America volumes increased due to a growing can market and higher coating volumes resulting from the Bayem acquisition.

Operating Results
-----------------

Cost management programs initially implemented in 1995 continued to favorably impact pretax operating income across all geographic regions and operating business segments, as well as corporate expenses, in 1996 and 1997. Significantly offsetting the favorable impact of the cost management programs were accruals relating to Grace's long-term incentive compensation program
(LTIP). Grace's stock price as of the close of each quarter is one of the primary factors used in calculating the LTIP accrual. Since Grace's stock appreciated 55% during 1997, significant additional charges were required at both the operating business segment and corporate levels. For operating business segment disclosure, Grace has charged each operating business segment with only those expenses that are directly attributable to its businesses and has excluded previously allocated corporate expenses from the results of the operating business segments.

                                                                     (Dollars in millions)                 Percentage Change
W. R. Grace & Co. and Subsidiaries                            ------------------------------------      -----------------------
Pretax Operating Income - Operating Business Segments            1997          1996         1995        '97 vs. '96 '96 vs. '95
-----------------------------------------------------         ---------     ---------    ---------      ---------- ------------
Grace Davison...........................................      $   104.0     $   112.9    $   107.2       (7.9)%       5.3 %
Grace Construction Products.............................           45.7          42.6         23.6        7.3        80.5
Darex Container Products................................           25.0          31.5         31.6      (20.6)        (.3)
                                                              ---------     ---------    ---------
Operating income - operating business segments..........      $   174.7     $   187.0    $   162.4       (6.6)%      15.1 %
                                                              =========     =========    =========

The following is a discussion of the pretax operating results of Grace's operating business segments.

Grace Davison
Grace Davison's 1997 pretax operating income was $104.0 million, a 7.9% decrease compared to 1996. The primary causes of the decrease were the unfavorable effects of currency translation, difficult market conditions for FCCs, which resulted in depressed selling prices and reduced margins, and lower than expected volumes of FCCs in Asia Pacific, as discussed above. Price/mix variances also had an unfavorable effect upon operating income. Further, unusual items contributed to the decrease in operating income in 1997, principally the large number of refinery turnarounds in the first quarter of 1997 (as discussed above) and increased repair and maintenance costs caused by harsh winter weather at Grace Davison's Lake Charles, Louisiana facility. These factors were offset by manufacturing efficiencies and ongoing cost reduction efforts.

     Pretax operating income increased 5.3% in 1996 as compared to 1995, as cost management programs continued to favorably impact results across all regions. European results were favorably impacted by volume increases in silicas/adsorbents. Improved results in Asia Pacific reflected volume increases in refinery and polyolefin catalysts. These increases were partially offset by a decline in refinery catalyst sales in North America and higher expenses associated with the start-up of the silicas plant in Kuantan, Malaysia.

Grace Construction Products
Grace Construction Products' pretax operating income in 1997 was $45.7 million, an increase of 7.3% over 1996. The increase was primarily due to the 9.8% increase in sales and revenues in 1997, as discussed above. Improvements in manufacturing processes, production rates and material costs, as well as overhead cost containment efforts, also contributed to earnings growth. Partially offsetting the increase was a noncash charge of $5.7 million, taken in the fourth quarter of 1997, to reduce the carrying value of certain equipment.
     Pretax operating income in 1996 was $42.6 million, an increase of 80.5% over 1995. The improvement in income reflected higher sales volumes, as well as expense reductions resulting from cost management programs. Specifically, certain manufacturing operations were consolidated and selling and research functions were restructured, generating significant cost savings.

Darex Container Products
Darex Container Products' operating income decreased 20.6%, from $31.5 million in 1996 to $25.0 million in 1997, with a significant portion of the decrease attributable to the currency devaluation experienced in Southeast Asia, higher expenses associated with the integration of Bayem, and lower sales, as described above. In addition, operating income was negatively affected by raw material price increases, write-downs of obsolete inventory in Latin America and Asia Pacific, and customers' continued shift towards lower margin products.
     Darex Container Products' operating income remained relatively flat in 1996 as compared to 1995. Except for Asia Pacific, all regions experienced increased operating income as a result of the volume increases discussed above, in addition to continued cost containment efforts. The lower operating income in Asia Pacific was primarily due to the sales declines discussed above.

Statement of Operations
-----------------------

Interest Expense and Related Financing Costs
Interest expense and related financing costs for continuing operations of $19.2 million in 1997 decreased 10.7% compared to $21.5 million in 1996, which decreased 20.1% compared to 1995. Including interest expense and related financing costs allocated to discontinued operations, interest expense and related financing costs amounted to $78.6 million in 1997, a 46.8% decrease as compared to $147.9 million in 1996, which decreased 10.2% as compared to 1995. The decrease in 1997 was primarily due to lower average debt levels (as a result of debt repayments made with the proceeds from the September 1996 separation of Grace's principal health care business and other divestments); the decrease in 1996 was primarily due to lower than average short-term interest rates.
     Grace's debt and interest rate management objective is to reduce the cost of borrowing over the long term. Grace's debt management strategy emphasizes maintaining borrowing liquidity by developing and maintaining access to a variety of long-term and short-term capital markets. Its interest rate management strategy is to use interest rate swap agreements to modify the rate profile of the underlying debt. Most of Grace's interest rate swap agreements currently have the effect of converting fixed-rate debt into floating-rate debt. These agreements have readily quantifiable impacts on interest cost and are characterized by broad market liquidity.
     See "Financial Condition -- Liquidity and Capital Resources" below and Note 10 to the Consolidated Financial Statements for further information on borrowings and interest rate agreements.

Research and Development Expenses
Research and development (R&D) spending decreased 23.5% in 1997 versus 1996 and 24.3% in 1996 versus 1995. While Grace continues to invest in R&D, with the goals of introducing new value-added products and services and enhancing manufacturing processes, the overall decreases reflected the continued positive impact of cost management programs implemented in 1995 and 1996. These programs included the elimination of Grace's corporate research organization, the transfer of core R&D activities to the operating business segments, and the termination of R&D activities not related to Grace's continuing operations. The decreases were also attributable to the elimination of R&D spending related to Dearborn, divested in June 1996, and Grace's specialty polymers business, divested in May 1997.

Restructuring Costs, Asset Impairments and Other Costs
Restructuring Costs
In the fourth quarter of 1997, Grace recorded a restructuring charge of $20.3 million ($13.0 million after-tax) in continuing operations, reflecting employee termination costs relating to staff reductions resulting from the Spin-off and Merger (see Notes 1 and 3 to the Consolidated Financial Statements). The staff reductions include approximately 190 employees at corporate headquarters and approximately 150 employees at various international locations, and are expected to be completed in 1998. The employee termination costs represent severance pay and other employee benefits, including amounts paid over time.

     In the second quarter of 1997, Grace recorded a restructuring charge of $4.0 million ($2.6 million after-tax) in continuing operations. This charge primarily consisted of corporate costs resulting from the restructuring of the Packaging Business from a group of regional units into an integrated global organization, and was primarily comprised of the cost of employee terminations (expected to be completed in 1998) and asset write-downs for certain corporate research facilities.
     Grace recorded restructuring charges of $29.6 million in 1996 and $118.7 million in 1995 ($19.3 million and $78.5 million after-tax, respectively), in continuing operations. These charges related to a worldwide program, implemented in 1995, to streamline processes and reduce general and administrative expenses, factory administration costs and noncore corporate research and development expenses. The program was substantially completed in 1997.

Asset Impairments
During 1997, 1996 and 1995, Grace determined that, due to various events and changes in circumstances, certain long-lived assets were impaired. As a result, in the fourth quarters of 1997, 1996 and 1995, Grace recorded noncash charges of $23.5 million, $5.1 million and $32.6 million, respectively ($15.0 million, $3.3 million and $21.5 million after-tax, respectively). The primary components of the 1997 charge were (a) $14.4 million of capitalized software, due to Grace's decision to eliminate certain software applications as a result of the Spin-off and Merger, (b) $5.6 million of systems costs previously capitalized for business process reengineering activity, (c) $3.3 million for certain corporate research facilities to be demolished and (d) $.2 million of other assets. The components of the 1996 charge were (a) $2.5 million of long-term investments and
(b) $2.6 million of other assets. The components of the 1995 charge were (a) $18.1 million of properties and equipment, (b) $4.4 million of goodwill and other intangible assets, (c) $4.2 million of long-term investments and (d) $5.9 million of other assets. Grace determined the amounts of the charges based on various valuation techniques, including discounted cash flow, replacement cost and net realizable value for assets to be disposed of, as prescribed by SFAS No. 121.

Other Costs
In the fourth quarter of 1995, Grace recorded pretax charges totaling $40.5 million ($25.9 million after-tax) relating to the write-down of corporate assets ($27.0 million) and working capital assets ($13.5 million). These amounts are included in "Cost of goods sold and operating expenses" in the Consolidated Statement of Operations.

Income Taxes
Grace's effective tax/(benefit) rates were 38.5% in 1997, 38.4% in 1996 and (37.2)% in 1995. Excluding the special items shown in the table under "Review of Operations -- Overview" above, Grace's effective tax/(benefit) rates were 36.7% in 1997, 38.4% in 1996 and (39.8)% in 1995. The lower effective tax rate in 1997 compared to 1996 resulted primarily from reductions in taxes on foreign operations and lower state income taxes, partially offset by an increase in the valuation allowance. The change in the effective tax rate in 1996 compared to the tax benefit in 1995 was primarily due to a reversal in 1995 of a valuation allowance on foreign net operating losses, partially offset by higher taxes on foreign operations.
     Grace has provided a valuation allowance relating to uncertainty as to the realization of certain deferred tax assets, primarily foreign tax credit carryforwards and state and local net operating loss carryforwards. Based on anticipated future results, Grace has concluded that it is more likely than not that the remaining balance of the net deferred tax assets, after consideration of the valuation allowance, will be realized.

Discontinued Operations
-----------------------
Packaging Business
As discussed in Notes 1 and 3 to the Consolidated Financial Statements, in August 1997, Grace and Sealed Air entered into a definitive agreement to combine Grace's Packaging Business with Sealed Air. Grace's shareholders and Sealed Air's shareholders approved this transaction on March 20, 1998 and March 23, 1998, respectively. As a result, Grace classified its Packaging Business as a discontinued operation as of December 31, 1997. Accordingly, the operations of the Packaging Business are included in "Income/(loss) from discontinued operations" in the Consolidated Statement of Operations. For further information regarding this transaction, see the Company's Joint Proxy Statement/Prospectus dated February 13, 1998, the New Grace Information Statement dated February 13, 1998 and Notes 1 and 3 to the Consolidated Financial Statements.
     In 1997, sales and revenues of the Packaging Business increased 5.6% to $1.8 billion compared to $1.7 billion in 1996. The increase resulted from favorable volume variances, estimated at 10.0%, which were partially offset by the effect of a strengthening dollar against foreign currencies, estimated at 4.0%, and to a lesser degree, unfavorable price/mix variances, estimated at .4%. Acquisitions accounted for approximately 22% of the overall sales increase in 1997. 1997 sales also increased due to the consolidation in January 1997 of a flexible packaging joint venture accounted for under the equity method in 1996. Excluding the effects of these acquisitions and currency translation, bag sales increased 11.0% in 1997 compared to 1996, laminate sales increased 8.1% in 1997 compared to 1996, and 1997 film sales increased 7.4% as compared to 1996, with all three product lines experiencing growth in all geographic regions.

     Pretax operating income of the Packaging Business increased 15.2% in 1997 compared to 1996, primarily due to the sales increases discussed above, favorable manufacturing rates, continued efforts to reduce operating costs and a shift toward sales of higher-margin products. However, these favorable variances were partially offset by increased prices for certain raw materials, coupled with competitive pressures on laminate pricing in North America and a trend by customers to convert from bags to laminates in Latin America. Overall, Grace's ongoing cost containment efforts contributed favorably to pretax operating income in 1997. However, these improvements were partially offset by increased expenses (primarily depreciation and amortization expenses) associated with the packaging plant in Kuantan, Malaysia that began operations in the fourth quarter of 1996 and an increase in research and development expenses as a result of the continued emphasis on new product development.
     1996 sales and revenues increased 2.6% over 1995. 1996 sales growth in bags was modest overall; 1996 laminate sales increased in all regions; and 1996 film sales were flat.
     Pretax operating income of the Packaging Business decreased 2.4% in 1996 compared to 1995, primarily due to higher indirect manufacturing costs, including depreciation resulting from the completion of certain major expansion projects begun in 1995, that were not offset by increased sales. Additionally, operating income decreased due to changes in price/mix and an increase in research and development costs in 1996. These unfavorable variances were partially offset by certain lower raw material costs and cost savings realized from the restructuring programs initiated in 1995.

Health Care
During 1996, Grace completed the separation of NMC and sold its Amicon separations science business. These businesses, representing Grace's principal health care businesses, had been classified as discontinued operations in 1995. 1996 income from discontinued operations of $2.7 billion includes income of $24.8 million ($60.3 million pretax) from health care operations, a tax-free gain of approximately $2.5 billion on the NMC transaction, and a gain of $40.0 million ($70.4 million pretax) on the sale of Amicon. Loss from discontinued operations of $1.1 million in 1995 includes income from health care operations of $22.0 million ($104.6 million pretax).

Cocoa
Grace's cocoa business was classified as a discontinued operation in 1993. During the fourth quarter of 1995, Grace revised the divestment plan for the business and, as a result, recorded an additional provision of $151.3 million (net of an applicable tax effect of $48.7 million) related to the cocoa business and other remaining discontinued operations. In December 1996, Grace entered into a definitive agreement to sell the cocoa business to ADM. As a result, in the fourth quarter of 1996, Grace reassessed its estimated loss on the divestment of the business and reversed previously recorded provisions of $31.9 million (net of an applicable tax effect of $18.1 million) in discontinued operations. In February 1997, Grace sold its cocoa business to ADM for total proceeds of $477.6 million (including debt assumed by the buyer), subject to adjustment. In October 1997, ADM paid Grace an additional $7.9 million (including $.4 million of interest income) in settlement of the purchase price adjustment. In anticipation of this settlement, in the third quarter of 1997 Grace reversed previously recorded provisions of $12.4 million (net of an applicable tax effect of $6.6 million) in discontinued operations.

Other
In the fourth quarter of 1996, Grace classified TEC Systems as a discontinued operation and recorded a provision of $4.6 million (net of an applicable tax benefit of $2.4 million) related to TEC Systems' anticipated net operating results through the expected date of divestment, as well as the loss anticipated on the divestment. In August 1997, Grace sold TEC Systems to Sequa Corporation for total proceeds of $18.4 million, subject to adjustment. The loss on the sale and the 1997 operating losses were charged against previously established reserves.
     In May 1996, Grace completed the sale of the transgenic plant business of its Agracetus subsidiary to the Monsanto Company for $150.0 million, resulting in a pretax gain of $129.0 million ($79.4 million after-tax). Additionally, in March 1996 Grace sold its microwave business for gross proceeds of $3.9 million, and in February 1995 Grace sold its composite materials business for gross proceeds of $3.0 million.

Financial Condition
-------------------

Liquidity and Capital Resources
Grace's continuing operating activities used net pretax cash of $34.2 million in 1997, as compared to providing $28.5 million in 1996 and using $75.8 million in 1995. The 1997 increase in cash used for operating activities of continuing operations was primarily due to the expenditure of $74.1 million for the defense and disposition of asbestos-related litigation, net of amounts received from settlements with certain insurance carriers in connection with such litigation, as compared to the net expenditure of $2.1 million for asbestos-related litigation in 1996. The increase in cash provided by operating activities of continuing operations in 1996 was mainly due to the pretax income generated from continuing operations in 1996 versus the pretax loss incurred by continuing operations in 1995. After giving effect to the net pretax cash provided by operating activities of discontinued operations and to payments of income taxes, the net cash provided by operating activities was $236.4 million in 1997, $223.3 million in 1996 and $107.0 million in 1995.

     Cash flows provided by investing activities were $370.1 million in 1997, compared to $2.1 billion in 1996 and a use of $801.6 million in 1995. 1997 cash flows provided by investing activities largely reflect the receipt of net cash proceeds of $479.9 million from divestments (primarily the sale of Grace's specialty polymers, TEC Systems and cocoa businesses) and the receipt of $215.6 million in January 1997 on the 1996 divestments of Dearborn and Amicon. In 1996, cash flows from divestments totaled $2.7 billion, primarily reflecting proceeds from the separation of Grace's principal health care business. The use of $801.6 million in 1995 for investing activities primarily reflects capital expenditures of $537.6 million, more than 75% of which related to the Packaging Business and Grace Davison. In 1997, Grace made capital expenditures of $258.7 million, of which $122.2 million related to the Packaging Business and $59.3 million related to Grace Davison. Total Grace capital expenditures for 1998 are not expected to exceed $110.0 million, substantially all of which will be directed toward the Specialty Chemicals Businesses.
     Net cash used for financing activities in 1997 was $621.3 million, primarily relating to reductions in debt, the repurchase of stock (discussed below), and the payment of dividends, partially offset by proceeds from the exercise of employee stock options. Total debt was $1,072.3 million at December 31, 1997, a decrease of $315.9 million from December 31, 1996.
     Grace initiated a share repurchase program in April 1996. Through September 27, 1996, Grace had acquired 9,864,800 shares of common stock under this program for $727.1 million (or an average price of approximately $73.70 per share, before adjustment for the effect of the NMC transaction). Following the NMC transaction, Grace implemented a second program to repurchase up to 20% of the shares then outstanding. From September 28, 1996 through December 31, 1996, Grace acquired 11,193,700 shares of common stock for $592.2 million, or an average purchase price of $52.90 per share. Prior to year-end 1996, Grace retired substantially all of its treasury stock using the cost method. During the first quarter of 1997, Grace substantially completed the share repurchase program initiated in 1996 by acquiring 6,306,300 additional shares of common stock for $335.9 million, or an average price of $53.26 per share. Prior to year-end 1997, Grace retired all of its treasury stock using the cost method.
     Grace has targeted a ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization, restructuring charges and gain on sales of businesses) of 1.6 to 2.0. This ratio has represented a long-term target that could be exceeded to meet specific needs on a short-term basis. At December 31, 1997, the debt/EBITDA ratio was 1.7, excluding the effect of classifying the Packaging Business as a discontinued operation.
     In connection with the transaction with Sealed Air, Grace will receive $1.2 billion in cash (subject to adjustment), which will be used to repay substantially all of its debt. Subsequent to the transaction, Grace intends to use financial leverage more conservatively, reflecting its smaller size. Debt/EBITDA will be targeted at less than 1.0, although, Grace will continue to have the flexibility to exceed this target as business needs dictate.
     At December 31, 1997, Grace had committed borrowing facilities totaling $1.0 billion, consisting of $650.0 million under a 364-day facility expiring in May 1998 (extendible for successive 364-day periods at the discretion of Grace and the lenders) and $350.0 million under a long-term facility expiring in May 2002. These facilities also support the issuance of commercial paper and bank borrowings, of which $404.2 million was outstanding at December 31, 1997. The aggregate amount of net unused and unreserved borrowings under short-term and long-term facilities at December 31, 1997 was $595.8 million. Grace intends to renegotiate and reduce the size of its committed borrowing facilities following completion of the Sealed Air transaction.
     Grace intends to use the cash proceeds from the transaction with Sealed Air to repay substantially all of its debt, including the Notes and MTNs. On March 10, 1998, Grace Connecticut offered to purchase the Notes. Such offer is conditioned upon the consummation of the Merger, and it is not possible to predict whether or to what extent the Notes will be purchased. The prices to be paid for the Notes and MTNs represent premiums over their principal amounts. Grace expects to incur an aggregate amount of approximately $70.0 million for these premiums and other costs related to the purchase of the Notes and MTNs (including the costs of settling the related interest rate swap agreements). The amount will vary depending upon the extent to which Notes and MTNs are purchased. Sealed Air is to reimburse Grace Connecticut for a portion of these costs.
     Grace believes that cash flow generated from future operations and committed borrowing facilities will be sufficient to meet its cash requirements for the foreseeable future.

Asbestos-Related Matters
Grace is a defendant in lawsuits relating to previously sold asbestos-containing products. In 1997, Grace paid $74.1 million for the defense and disposition of asbestos-related property damage and personal injury litigation, net of amounts received under settlements with insurance carriers. During the fourth quarter of 1996, Grace recorded a noncash pretax charge of $229.1 million ($148.9 million after-tax), primarily to reflect the estimated costs of defending against and disposing of personal injury claims expected to be filed through 2001. The estimated costs used to determine the amount of this charge were not discounted to their present values, and the time period over which the associated cash is actually expended is likely to extend beyond 2001. Based on developments and trends in 1997, Grace concluded that no additional charge would be necessary to cover the estimated costs of defending against and disposing of asbestos-related personal injury claims to be filed during the five-year period 1998-2002. The balance sheet at December 31, 1997 includes a receivable of $282.4 million due from insurance carriers. Grace also has recorded notes receivable of $36.1 million ($31.3 million after discounts) for amounts to be received from 1998 to 2001, pursuant to settlement agreements previously entered into with insurance carriers.

     Although the total amount to be paid in 1998 with respect to asbestos-related claims (after giving effect to payments to be received from insurance carriers) cannot be precisely estimated, Grace expects that it will be required to expend approximately $150-$170 million (pretax) in 1998 to defend against and dispose of such claims (after giving effect to anticipated insurance recoveries). The 1998 expenditures include a 1997 property damage settlement to be partially paid in 1998 and personal injury group settlements, effected in 1997, to be paid in 1998. The amounts with respect to the probable cost of defending against and disposing of asbestos-related claims and probable recoveries from insurance carriers represent estimates and are on an undiscounted basis; the outcomes of such claims cannot be predicted with certainty.
     In May 1997, the Texas legislature adopted legislation that had the effect of making it more difficult for out-of-state residents to file asbestos personal injury claims in Texas state courts. Although the rate of filing asbestos claims in Texas during the second half of 1997 was lower than that of the first half of 1997, the effect of this legislation on Grace's ultimate exposure with respect to its asbestos-related cases and claims cannot be predicted with certainty.
     In December 1997, Grace and the U.S. Department of Energy's Brookhaven National Laboratory announced the development of a new product capable of dissolving asbestos in installed fireproofing material previously produced by Grace without diminishing the existing fire-resistive performance of the fireproofing material on columns and beams. It is anticipated that the new product will create significant cost savings in comparison to current asbestos abatement techniques. The new product is expected to be commercially available in early 1998. Grace is not yet able to determine the effect the new product will have on its exposure with respect to its property damage litigation cases.
     See Note 2 to the Consolidated Financial Statements for further information concerning asbestos-related lawsuits and claims.

Environmental Matters
Grace is subject to loss contingencies resulting from extensive and evolving federal, state, local and foreign environmental laws and regulations relating to the generation, storage, handling, discharge and disposition of hazardous wastes and other materials. Worldwide expenses of continuing operations related to the operation and maintenance of environmental facilities and the disposal of hazardous and nonhazardous wastes totaled $35.8 million in 1997, $32.7 million in 1996 and $34.0 million in 1995. Such costs are estimated to be $33.1 million in 1998 and $33.2 million in 1999. In addition, worldwide capital expenditures for continuing operations relating to environmental protection totaled $7.2 million in 1997, compared to $10.4 million in 1996 and $12.2 million in 1995. Capital expenditures to comply with environmental initiatives in future years are estimated to be $8.3 million in 1998 and $7.3 million in 1999. Grace also has incurred costs to remediate environmentally impaired sites. These costs were $33.9 million in 1997, $20.3 million in 1996 and $31.3 million in 1995. These amounts have been charged against previously established reserves. Future cash outlays for remediation costs are expected to total $41.0 million in 1998 and $23.0 million in 1999. Expenditures have been funded from internal sources of cash and are not expected to have a significant effect on liquidity.
     Grace accrues for anticipated costs associated with investigatory and remediation efforts where an assessment has indicated that a liability has been incurred and the amount of loss can be reasonably estimated. In the fourth quarter of 1995, Grace recorded a pretax provision of $77.0 million ($50.0 million after-tax) related principally to increased cost estimates associated with five former manufacturing sites. At December 31, 1997, Grace's liability for environmental investigatory and remediation costs related to continuing and discontinued operations totaled $230.2 million, as compared to $256.4 million at December 31, 1996. These accruals do not take into account any discounting for the time value of money.
     Grace's environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated. These liabilities are evaluated quarterly, based on currently available information, including the progress of remedial investigation at each site, the current status of discussions with regulatory authorities regarding the method and extent of remediation at each site, existing technology, prior experience in contaminated site remediation and the apportionment of costs among potentially responsible parties. As some of these issues are decided (the outcomes of which are subject to uncertainties) or new sites are assessed and costs can be reasonably estimated, Grace will continue to review and analyze the need for adjustments to the recorded accruals. However, Grace believes that it is adequately reserved for all probable and estimable environmental exposures.
     Grace is in litigation with certain excess insurance carriers regarding the applicability of the carriers' policies to environmental remediation costs. The outcome of such litigation, as well as the amounts of any recoveries that Grace may receive, is presently uncertain. Accordingly, Grace has not recorded a receivable with respect to such insurance coverage (except in one instance where Grace settled with the carriers).

Year 2000 Computer Systems Compliance
-------------------------------------

Grace has reviewed the software systems and related applications used in each of its operating business segments and geographic regions to assess its requirements regarding the "Year 2000 Issue," which generally refers to the inability of systems hardware and software to correctly identify two-digit references to specific calendar years, beginning with 2000. The Year 2000 Issue can affect a company directly (i.e., in its internal data-based operations or processing) or indirectly (e.g., if its suppliers' and customers' systems are not "Year 2000-Compliant"). As a result of its review, Grace is (1) purchasing and implementing new software applications that a major international supplier of financial and business information software systems has certified to be Year 2000-Compliant, (2) upgrading existing systems by installing new software releases that are similarly certified and (3) using Grace personnel, or contracting with outside programming services, to modify coding and to make other changes necessary to achieve compliance.

     Grace Construction Products and Darex Container Products have completed the implementation of new software in North America and expect to complete their implementation in other geographic regions, excluding Europe, by the second quarter of 1999. Grace Davison plans to implement the new software in conjunction with Grace Construction Products and Darex Container Products in Latin America and Asia Pacific. In North America, Grace Davison will install new software releases to upgrade existing systems and will contract with outside programming services to resolve its Year 2000 Issue, with completion expected by the second quarter of 1999. In Europe, Grace's operating business segments are installing new software releases to upgrade existing systems and using Grace personnel to modify coding and to make other changes to address the Year 2000 Issue; these activities are expected to be completed by December 1998. Grace's corporate financial and certain other management systems are currently Year 2000-Compliant, and the remaining management systems are expected to be compliant by the end of 1998. Grace plans to initiate discussions with major suppliers and customers during 1998 to determine the status of their year 2000-compliance efforts.
     Grace's total cost for the year 2000 effort is not expected to exceed $10.0 million (excluding the purchase and implementation of the new software from the international supplier referred to above, which is expected to total $70.0 million). Grace expects to use its internal workforce to address approximately 60% of the necessary work and to retain outside contract labor for the balance. Grace has completed approximately 75% of all software system testing for year 2000 compliance and expects all year 2000 enhancements to be in place by the second quarter of 1999 without any significant business disruptions.

                                                                     SCHEDULE II



                       W. R. GRACE & CO. AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES*
                                 (in millions)


                               For the Year 1997


                                                                        Additions (deductions)
                                                                       ------------------------
                                                                          Charged
                                                         Balance at    (credited) to                     Balance
                                                         beginning       costs and         Other,        at end
             Description                                 of period       expenses          net**        of period
             -----------                                 ---------     -------------      -------       ---------
Valuation and qualifying accounts deducted from assets:
  Allowances for notes and accounts receivable.........   $ 11.5          $   1.4         $  (8.3)         $  4.6
                                                          ------          -------         -------          ------

  Allowances for long-term receivables................    $ 42.7          $ (22.9)        $  (3.7)         $ 16.1
                                                          ------          -------         -------          ------

  Securities of divested businesses...................    $  3.9          $  (3.9)        $    --          $   --
                                                          ------          -------         -------          ------

  Valuation allowance for deferred tax assets.........    $ 72.4          $  42.6         $  23.2          $138.2
                                                          ------          -------         -------          ------
Reserves:
  Reserves for diversified businesses.................    $212.9          $ (73.6)        $ (15.8)         $123.5
                                                          ------          -------         -------          ------


                               For the Year 1996

                                                                        Additions (deductions)
                                                                       ------------------------
                                                                          Charged
                                                         Balance at    (credited) to                     Balance
                                                         beginning       costs and         Other,        at end
             Description                                 of period       expenses          net**        of period
             -----------                                 ---------     -------------      -------       ---------
Valuation and qualifying accounts deducted from assets:
  Allowances for notes and accounts receivable........    $ 12.9          $   4.9         $  (6.3)         $ 11.5
                                                          ------          -------         -------          ------

  Allowances for long-term receivables................    $ 24.7          $   3.7         $  14.3          $ 42.7
                                                          ------          -------         -------          ------

  Securities of divested businesses...................    $  3.5          $    --         $    .4          $  3.9
                                                          ------          -------         -------          ------

  Valuation allowance for deferred tax assets.........    $ 97.7          $ (25.3)        $    --          $ 72.4
                                                          ------          -------         -------          ------
Reserves:
  Reserves for diversified businesses.................    $366.7          $(105.7)        $ (48.1)         $212.9
                                                          ------          -------         -------          ------


                               For the Year 1995

                                                                        Additions (deductions)
                                                                       ------------------------
                                                                          Charged
                                                         Balance at    (credited) to                     Balance
                                                         beginning       costs and         Other,        at end
             Description                                 of period       expenses          net**        of period
             -----------                                 ---------     -------------      -------       ---------
Valuation and qualifying accounts deducted from assets:
  Allowances for notes and accounts receivable........    $ 95.2          $ 131.2         $(213.5)         $ 12.9
                                                          ------          -------         -------          ------

  Allowances for long-term receivables................    $ 20.6          $   3.7         $    .4          $ 24.7
                                                          ------          -------         -------          ------

  Securities of divested businesses...................    $  4.9          $    --         $  (1.4)         $  3.5
                                                          ------          -------         -------          ------

  Valuation allowance for deferred tax assets.........    $137.0          $ (32.0)        $  (7.3)         $ 97.7
                                                          ------          -------         -------          ------
Reserves:
  Reserves for diversified businesses.................    $239.3          $ 127.4         $    --          $366.7
                                                          ------          -------         -------          ------


 * Certain amounts in 1996 and 1995 have been restated to conform to the 1997 presentation.
** Consists of additions and deductions applicable to businesses acquired, disposals of businesses, bad debt write-offs, foreign currency translation, reclassifications (including the deconsolidation of amounts relating to discontinued operations) and miscellaneous other adjustments.