Form 10-K/A
period 1997-12-31
SEALED AIR CORP/DE
filed 1998-04-29
CIK 1012100

=============================================================================


		       SECURITIES AND EXCHANGE COMMISSION
			     WASHINGTON, D.C. 20549
			      ------------------

				FORM 10-K/A
		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997     Commission file number 1-12139

			  SEALED AIR CORPORATION
		    (FORMERLY NAMED W. R. GRACE & CO.)

Incorporated under the Laws of the            I.R.S. Employer Identification No.
      State of Delaware                                  65-0654331

	       PARK 80 EAST, SADDLE BROOK, NEW JERSEY 07663
			      (201) 791-7600

	  SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

						  NAME OF EACH EXCHANGE ON
	 TITLE OF EACH CLASS                         WHICH REGISTERED
	 -------------------                      ------------------------
Common Stock, $.10 par value                     New York Stock Exchange, Inc.
Series A Convertible Preferred Stock,            New York Stock Exchange, Inc.
   $.10 par value


	  SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
				      None

	 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

	 Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

	 The aggregate market value of Sealed Air Corporation Common Stock held by nonaffiliates was approximately $5.2 billion at April 1, 1998.

	 At April 1, 1998, approximately 83,272,049 shares of Sealed Air Corporation Common Stock were outstanding, treating all shares of common stock of the Registrant outstanding prior to March 31, 1998 as exchanged for outstanding shares of Sealed Air Corporation Common Stock and Sealed Air Corporation Series A Convertible Preferred Stock.


=============================================================================



	 This Amendment is being filed to provide the information called for by Items 11 and 13 of the annual report on Form 10-K of W. R. Grace & Co., a Delaware corporation subsequently renamed Sealed Air Corporation, for the year ended December 31, 1997.

	 The information contained in Items 11 and 13 of the Form 10-K/A filed by W. R. Grace & Co. (formerly named Grace Specialty Chemicals, Inc.) ("New Grace") on April 28, 1998 (File No. 1-13953), is incorporated herein by reference. These Items are attached as Exhibit 1 hereto. References to Grace in such Items refer to the Registrant. Of the executive officers named in such Items, only Mr. Kaenzig is now an executive officer of the Registrant.
Directors of the Registrant who continue to serve as such are Messrs. Brown, Cheng and Phipps and Ms. Kamsky.




				SIGNATURES

	       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

					SEALED AIR CORPORATION



Date: April 29, 1998                    By: /s/ William V. Hickey
					    -------------------------------
					    Name:  William V. Hickey
					    Title: President



			       EXHIBIT INDEX


 Exhibit
 Number                    Description                      Page
 ------                    -----------                      ----
  1       Items 11 and 13 of Form 10-K/A filed by
	  W. R. Grace & Co. (formerly named Grace
	  Specialty Chemicals, Inc.) on April 28, 1998
	  (File No. 1-13953)