Form 10-Q
period 1998-03-31
SEALED AIR CORP/DE
filed 1998-05-15
CIK 1012100

                             SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549
                                       ________________

                                          FORM 10-Q


          (Mark One)
               ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                       15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                        OR

               (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
                       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ________to_______


                          Commission file number 1-12139



                            SEALED AIR CORPORATION
            (Exact name of registrant as specified in its charter)


           Delaware                                      65-0654331

(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                      Identification
Number)


Park 80 East                                              07663-5291
Saddle Brook, New Jersey                                  (Zip Code)
(Address of Principal
Executive Offices)


Registrant's telephone number, including area code  (201) 791-7600

                           W. R. Grace & Co.
        One Town Center Road, Boca Raton, Florida 33486-1010
   (Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO


There were 83,272,061 shares of the registrant's common stock, par value $0.10 per share, and 36,021,851 shares of the registrant's convertible preferred stock, par value $.10 per share, outstanding as of April 30, 1998.







                                           PART I
                                   FINANCIAL INFORMATION

                         SEALED AIR CORPORATION AND SUBSIDIARIES
                           Consolidated Statements of Earnings
                    For the Three Months Ended March 31, 1998 and 1997
                      (In thousands of dollars except per share data)
                                       (Unaudited)



                                                            1998         1997

    Net sales                                             $431,035    $422,693

    Cost of sales                                          290,913     274,629

    Gross profit                                           140,122     148,064

    Marketing, administrative and
     development expenses                                   94,543      84,759

    Operating profit                                        45,579      63,305

    Other income (expense), net                               (493)         69

    Earnings before income taxes                            45,086      63,374

    Income taxes                                            18,034      26,114

    Net earnings                                          $ 27,052    $ 37,260

    Earnings per common share:
       Basic                                              $   0.22    $   0.47
       Diluted                                            $   0.22    $   0.47

    Weighted average number of
     common shares outstanding (000):
       Basic                                                40,648      40,756
       Diluted                                              40,859      40,967



See accompanying notes to consolidated financial statements.


                                         2

                              SEALED AIR CORPORATION
                            Consolidated Balance Sheets
                       March 31, 1998 and December 31, 1997
                   (In thousands of dollars except share data)
                                     (Unaudited)


                                                     March 31,    December 31,
                                                       1998           1997
  ASSETS


Current assets:
  Cash and cash equivalents                          $ 59,512       $     -

  Notes and accounts receivable, less allowance
    for doubtful accounts of $11,492 in 1998 and
    $7,256 in 1997                                    416,865        272,194

  Inventories                                         312,609        225,976

  Other current assets                                 57,400         29,188

     Total current assets                             846,386        527,358

  Property and equipment:
    Land and buildings                                394,257        320,099
    Machinery and equipment                         1,288,814      1,125,567
    Other property and equipment                      116,582        119,533
    Construction in progress                          150,604        187,797
                                                    1,950,257      1,752,996
  Less accumulated depreciation and amortization      735,363        712,844
         Property and equipment, net                1,214,894      1,040,152


  Goodwill, less accumulated amortization of
    $481 in 1998 and $379 in 1997                   1,906,278         13,433

  Other assets                                        179,329         65,888

                                                   $4,146,887     $1,646,831

                                           3


                                  SEALED AIR CORPORATION
                                Consolidated Balance Sheets
                    March 31, 1998 and December 31, 1997 (Continued)
                      (In thousands of dollars except share data)
                                        (Unaudited)


                                                       March 31,    December 31,
                                                          1998           1997

  LIABILITIES, CONVERTIBLE PREFERRED STOCK & EQUITY

    Current Liabilities:
      Notes payable and current
        installments of long-term debt                     $284,270      $      -

      Accounts payable                                      152,687       114,907

      Other accrued liabilities                             159,434        68,710

      Income taxes payable                                   22,210             -

         Total current liabilities                          618,601       183,617

    Long-term debt, less current
      installments                                        1,043,141             -

    Deferred income taxes                                   118,056        13,939

    Other non-current liabilities                            87,339        96,647

         Total liabilities                                1,867,137       294,203

    Convertible preferred stock $50 per share
       redemption value.  Authorized 50,000,000
       shares, issued 36,021,851 shares in 1998           1,801,093             -

    Equity:

      Net assets                                                  -     1,482,682
      Accumulated translation adjustment                          -      (130,054)

      Shareholders' equity:
        Common stock, $.10 par value. Authorized
          400,000,000 shares, issued 83,272,061 shares
          in 1998                                             8,327             -
        Additional paid-in capital                          593,568             -
        Retained earnings                                    27,052             -
        Accumulated translation adjustment                 (140,171)            -
                                                            488,776             -

        Less deferred compensation                           10,119             -

           Total equity                                     478,657     1,352,628
                                                         $4,146,887    $1,646,831

See accompanying notes to consolidated financial statements.


                                     4

                         SEALED AIR CORPORATION AND SUBSIDIARIES
                    Consolidated Statements (abbreviated) of Cash Flows
                     For the Three Months Ended March 31, 1998 and 1997
                                (In thousands of dollars)
                                       (Unaudited)


                                                         1998         1997
Cash Flows From Operating Activities:
 Net earnings                                            $ 27,052   $  37,260
  Adjustments to reconcile net earnings to
    net cash provided by operating activities, net of
    effect of businesses acquired:
      Depreciation and amortization                         29,296      24,977
      Deferred taxes                                        19,022       3,142
      Net loss on disposals of fixed assets                  4,305          67
Cash provided (used) by changes in:
        Receivables                                         (5,210)      6,979
        Inventories                                         (8,080)     (3,777)
        Other current assets                                 4,427       3,670
        Other assets                                        (5,142)     (2,605)
        Accounts payable                                   (12,722)    (20,472)
        Other accrued liabilities                            5,271     (11,176)
        Other non-current liabilities                        5,656      (3,632)

    Net cash provided by operating activities               63,875      34,433

Cash Flows From Investing Activities:
  Capital expenditures for property and equipment          (16,963)    (44,067)
  Proceeds from sales of property and equipment              2,701       1,608

    Net cash used in investing activities                  (14,262)    (42,459)

Cash Flows From Financing Activities:
  Net advances (to) from W. R. Grace & Co. - Conn.         (43,779)      8,026
  Proceeds from long-term debt                           1,258,807           -
  Payment of contribution to New Grace                  (1,256,614)          -
  Net proceeds on notes payable                                986           -

    Net cash (used in) provided by
       financing activities                                (40,600)      8,026

Effect of exchange rate changes on cash
  and cash equivalents                                        (760)          -

Cash and Cash Equivalents:
  Increase during the period                                 8,253           -
  Balance, beginning of period                                   -           -
  Net cash from acquired business                           51,259           -

  Balance, end of period                                  $ 59,512   $       -


              SEALED AIR CORPORATION AND SUBSIDIARIES
         Consolidated Statements (abbreviated) of Cash Flows
          For the Three Months Ended March 31, 1998 and 1997 (Continued)
                        (In thousands of dollars)
                               (Unaudited)


                                                        1998         1997
Supplemental Non-Cash Items:
   Issuance of 36,021,851 shares of convertible
     preferred stock and 40,647,815 shares of
     common stock in connection with the
     Recapitalization                                $1,805,158        -

   Net assets acquired in exchange for the
     issuance of 42,624,246 shares of common stock
     in connection with the Merger net of cash
     balance of $51,259 acquired                     $2,089,494        -


See accompanying notes to consolidated financial statements.

                                        5

                   SEALED AIR CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Comprehensive Income
               For the Three Months Ended March 31, 1998 and 1997
                          (In thousands of dollars)
                                  (Unaudited)



                                             Three Months Ended
                                                   March 31,

                                                1998        1997

Net earnings                                  $27,052     $37,260

Other comprehensive income:

   Foreign currency translation adjustments   (10,117)    (21,037)

Comprehensive income                          $16,935     $16,223




See accompanying notes to consolidated financial statements.
                                          6

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 1998 and 1997
(Amounts in thousands, except share data)
(Unaudited)



(1)  Reorganization and Merger
On March 31, 1998, the Company (formerly known as W. R. Grace & Co.) and Sealed Air Corporation ("old Sealed Air"), completed a series of transactions as a result of which:

(a) The specialty chemicals business of the Company was separated from its packaging business, the packaging business was contributed to one wholly owned subsidiary ("Cryovac"), and the specialty chemicals business was contributed to another wholly owned subsidiary ("New Grace"); the Company and Cryovac borrowed approximately $1,258,807 under two new credit agreements (the "Credit Agreements"), discussed below and transferred substantially all of those funds to New Grace; and the Company distributed all of the outstanding shares of common stock of New Grace to its stockholders. These transactions are referred to below as the "Reorganization."

(b) The Company recapitalized its outstanding shares of common stock, par value $0.01 per share ("Old Grace Common
Stock"), into a new common stock and Series A convertible preferred stock (the "Recapitalization").

(c)  A subsidiary of the Company merged into old Sealed Air
(the "Merger"), with old Sealed Air being the surviving corporation. As a result of the Merger, old Sealed Air became a subsidiary of the Company, and the Company was renamed
Sealed Air Corporation.

(2) Basis of Presentation

The Merger has been accounted for as a purchase of old Sealed Air by the Company as of March 31, 1998. As a result, the consolidated statements of earnings and cash flows reflect the operating results of Cryovac for the first quarter of 1997 and 1998. The consolidated balance sheet at December 31, 1997 reflects the financial position of Cryovac only while the consolidated balance sheet at March 31, 1998 reflects the consolidated financial position of Cryovac and old Sealed Air, as adjusted for the Reorganization, Recapitalization and Merger.

In connection with the Merger, the Company issued 42,624,246 shares of common stock at a value of $49.52 per share and incurred costs related to the Merger of approximately $30,000 for a purchase price of approximately $2,141,000 in exchange for the net assets of old
Sealed Air. The fair value of such net assets acquired by the Company include approximately $181,000 of property and equipment, approximately $95,800 of working capital (including a cash balance of approximately $51,300), and other long-term assets and liabilities resulting in approximately $1,900,000 of goodwill, which is being amortized over 40 years. See Note 8 for unaudited pro forma financial information for the quarter ended March 31, 1998.

All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position and results of operations for the quarter ended March 31, 1998 have been made.

                                        7

(3)  Equity

Prior to the Merger, Cryovac's operations were conducted by divisions or subsidiaries of the Company, and Cryovac did not have a separate identifiable capital structure. Therefore, the balance sheet as of December 31, 1997 reflects the net assets of Cryovac at such date rather than shareholders' equity. In connection with the Recapitalization, the Company recapitalized the outstanding shares of Old Grace Common Stock into 40,647,815 shares of the Company's common stock and 36,021,851 shares of Series A convertible preferred stock (convertible into approximately 31,900,000 shares of the Company's common stock), each with a par value of $0.10 per share. In connection with the Merger, the Company issued 42,624,246 shares of the Company's common stock to the shareholders of old Sealed Air.

The convertible preferred stock votes with the common stock on an as-converted basis, pays a cash dividend, as declared by the Board, at an annual rate of $2.00 per share, payable quarterly in arrears, will be redeemable at the option of the Company beginning on March 31, 2001, subject to certain conditions, and will be subject to mandatory redemption on March 31, 2018 at $50.00 per share, plus accrued and unpaid dividends. Because it is subject to mandatory redemption, the convertible preferred stock is classified outside of the shareholders' equity section of the balance sheet at the mandatory redemption value of $50 per share.

(4) Earnings Per Share

For the first quarters of 1998 and 1997, Cryovac's operations were conducted by divisions or subsidiaries of the Company and therefore did not have a separate identifiable capital structure upon which a calculation of earnings per common share could be based. In February 1998, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 98, "Computation of Earnings per Share"
("SAB 98"). SAB 98 revises prior SEC guidance concerning presentations of earnings per common share information for companies when the historical financial statements are not indicative of the ongoing entity. SAB No. 98 requires all companies to present earnings per common share for all periods for which statement of earnings information is presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

Basic and diluted earnings per common share for the first quarters of 1998 and 1997 have been calculated giving retroactive recognition to the Recapitalization. For purposes of calculating basic and diluted earnings per common share, net earnings have been reduced by the dividend that would have been payable on the Company's convertible preferred stock (if such shares had been outstanding during the quarter) to arrive at earnings available to common stockholders. The weighted average number of outstanding common shares used for calculating basic earnings per common share is calculated on an equivalent share basis using the weighted average number of shares outstanding of the Company's common stock for the periods presented, adjusted to reflect the terms of the Recapitalization. The weighted average number of common shares used for calculating diluted earnings per common share also includes the assumed exercise of the outstanding dilutive stock options. The convertible preferred stock is not considered in the calculation of diluted earnings per common share because the treatment of the convertible preferred stock as the common stock into which it is convertible would be antidilutive (i.e., would increase earnings per common share). If the shares of the Company's convertible preferred stock were assumed to be converted into common stock (which would result in the issuance of approximately
31,900,000 shares of common stock), diluted earnings per common share would be $0.37 and $0.51 for the quarters ended
March 31, 1998 and 1997, respectively.

The following represents the reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 1998 and 1997.
Such earnings per common share amounts are not necessarily indicative of the results that would have occurred had Cryovac been a stand-alone operation for the quarters ended March 31, 1998 and 1997.



                                         For the three months ended March 31
                                        1998                             1997

                                      Average                           Average
                           Income     Shares    Per Share   Income      Shares   Per Share
                        (Numerator) Outstanding  Amount   (Numerator) Outstanding  Amount
                                   (Denominator)                     (Denominator)

Basic EPS
Net earnings               $27,052                          $37,260
Less:Preferred dividends    18,011                           18,059
Earnings available to
    common shareholders    $ 9,041   40,647,815    $0.22    $19,201   40,756,065   $0.47

Effect of dilutive securities

Options                          -      211,000        -         -       211,000       -

Diluted EPS

Net earnings plus
 assumed conversions        $9,041    40,858,815    $0.22   $19,201   40,967,065   $0.47



(5)  Inventory

At March 31, 1998, the components of inventories by major classification (raw materials, work in process and finished goods) are as follows:

                                      March 31,       December 31,
                                        1998              1997

Raw materials                        $ 64,603          $ 44,043
Work in process                        56,574            54,532
Finished goods                        206,439           142,282
   Subtotal                           327,616           240,857
Less LIFO reserve                      15,007            14,881
Total inventory                      $312,609          $225,976

(6)  Income Taxes

The Company's effective income tax rates were 40.0% and 41.2% for the first quarters of 1998 and 1997, respectively. Such rates were higher than the statutory U.S. federal income tax rate primarily due to state income taxes. The effective tax rate for the remaining nine months of 1998 is expected to be higher than the first quarter of 1998 primarily due to the non-deductibility of the goodwill resulting from the Merger and the non-recurring cumulative effect of providing for the assumed repatriation of Cryovac's prior years' foreign earnings.

Since all tax liabilities related to earnings of Cryovac prior to the Merger were or will be paid by W.R. Grace & Co. - Conn., there are no current taxes payable reflected in the consolidated balance sheets at March 31, 1998 and at December 31, 1997 related to Cryovac. The balance reflected on the consolidated balance sheet for March 31, 1998 relates only to old Sealed Air.

                                    9

(7)  Long-Term Debt

At March 31, 1998, long-term debt consisted primarily of borrowings of $1,258,807 made on March 30, 1998 and March 31, 1998 under the Credit Agreements described below in connection with the Reorganization.
It also includes certain other loans of the Company's subsidiaries that were outstanding at March 31, 1998. The balance sheet at December 31, 1997 does not reflect any long-term debt or notes payable because prior to the Merger, the Company borrowed for its subsidiaries and divisions and generally did not allocate such debt to those subsidiaries or divisions.

In connection with the Reorganization, the Company entered into the Credit Agreements, which include a $1.0 billion 5-year revolving credit facility that expires on March 30, 2003 and a $600 million 364-day revolving credit facility that expires on March 29, 1999. The Credit Agreements provide that the Company and certain of its subsidiaries, including Cryovac and old Sealed Air, may borrow for various purposes, including the refinancing of existing debt, the provision of working capital and other general corporate needs.

The Company's obligations under the Credit Agreements bear interest at floating rates. The Credit Agreements provide for changes in borrowing margins based on financial criteria and impose certain limitations on the operations of the Company and certain of its subsidiaries. These limitations include financial covenants relating to interest coverage and debt leverage as well as certain restrictions on the incurrence of additional indebtedness, the creation of liens, mergers and acquisitions, and certain dispositions of property or assets.
The Company was in compliance with these requirements as of March 31, 1998.

(8) Pro Forma Information

The following table presents selected unaudited pro forma financial information for the quarter ended March 31, 1998 that was prepared as if the Reorganization, the Recapitalization and the Merger had occurred on January 1, 1998. Such information is presented to illustrate how the Company might have looked if Cryovac had been an independent company and if the operations of old Sealed Air and Cryovac had been combined for the first quarter of 1998. This information is not intended to represent what the Company's actual results of operations would have been for the quarter ended March 31, 1998.

                             Historical
                                        Old            Pro Forma
                         Cryovac     Sealed Air    Consolidated(b)

Net sales               $431,035     $213,053          $643,787

Operating profit          45,579       37,987 (a)        83,454

Net earnings              27,052       22,201 (a)        32,805

Basic and diluted earnings
   per share (c)               -            -              $.18

 (a) Does not reflect transaction expenses of $24,689 incurred by old Sealed Air during the first quarter of 1998 in connection with the Merger.

 (b) Reflects pro forma adjustments made in combining old Sealed Air and Cryovac as a result of the Reorganization, the Recapitalization and the Merger, including, among others, additional goodwill amortization of $10,344 per quarter, additional interest expense of $20,405 per quarter, and the elimination of historical allocated corporate

                                         10
expenses of the Company of $18,044 partially offset by additional costs the Company expects to incur to provide corporate services and certain employee benefit costs.

(c) In calculating pro forma basic and diluted earnings per common share, $18,011 per quarter of dividends payable on the Company's Series A convertible preferred stock was deducted to arrive at earnings available to common shareholders. The weighted average number of outstanding common shares used to calculate pro forma basic and diluted earnings per common share was 83,272,000 and 83,483,000 respectively, (the latter of which includes the assumed exercise of common stock options held by Cryovac employees that were outstanding prior to the Merger), respectively. The assumed conversion of the convertible preferred stock is not considered in the calculation of diluted earnings per common share as the effect is antidilutive (i.e., would increase earnings per common share). If the shares of the convertible preferred stock were treated as if it was converted into common stock, (which would result in the issuance of approximately 31,900,000 shares of common stock), pro forma diluted earnings per share would have been $0.28 per share for the quarter ended March 31, 1998.

                                      11

Management's Discussion and Analysis of Results of Operations and
Financial Condition

Since the Merger was consummated on March 31, 1998, the following discussion relates to the results of operations of the Cryovac packaging business of the Company ("Cryovac") during the periods ended March 31, 1998 and 1997, except as noted below. During those periods, Cryovac was operated by divisions or subsidiaries of the Company.
Except as noted below, the following discussion of the financial condition of the Company relates to the Company after giving effect to the merger of the Company and old Sealed Air (the "Merger"), and the transactions related to it, that occurred effective March 31, 1998.

Results of Operations

The Company's net sales increased 2% to $431,035,000 compared with $422,693,000 in the first quarter of 1997 primarily due to increased unit volume partially offset by the negative effect of foreign currency translation. Excluding this negative effect, the increase in net sales would have been 7% compared with the first quarter of 1997.

Net sales from domestic operations increased 9% compared with the first quarter of 1997 primarily due to increased unit volume. Net sales from foreign operations decreased 4% compared with the first quarter of 1997 primarily due to the negative effect of foreign currency translation which more than offset an increase in unit volume. Excluding this negative effect, foreign net sales would have increased 5% compared with the first quarter of 1997.

Cost of sales increased 6% compared with 1997 primarily due to higher depreciation and other expenses related to capital expenditures made in prior years, certain manufacturing and product integration costs, and changes in product mix.

Gross profit declined 5% compared with 1997 primarily reflecting the increase in cost of sales discussed above. As a percent of sales, gross profit declined to 32.5% from 35.0% in the first quarter of 1997.

Marketing, administrative and development expenses increased 12% compared with the first quarter of 1997 primarily reflecting the Company's higher level of net sales and corporate expenses allocated to Cryovac by the Company prior to the Merger. These allocated expenses amounted to $18,044,000 compared with $9,816,000 in 1997. Approximately $8,400,000 of such expenses in the 1998 period were attributable to

                                   12
certain pension expenses that were incurred in connection with the Merger with respect to Cryovac employees. Such allocated expenses ceased as a result of the Merger. However, the Company expects to incur marketing, administrative and development expenses that will partially offset the savings derived from the elimination of these allocated expenses.

Operating profit declined 28% and net earnings declined 27% compared with the first quarter of 1997 primarily due to the factors mentioned above.

The Company expects earnings to be adversely affected this year by restructuring and integration activities relating to the Merger. The Company will assess the combined operating structure, business processes and circumstances that bear upon the operations, facilities and other assets of the business as part of developing a combined strategic and operating plan. The objective of such plan will be to enhance productivity and efficiency of the combined operations by reducing duplicate functions, facilities and overhead costs.

The Company's effective income tax rate was 40.0% in the first quarter of 1998 and 41.2% in the first quarter of 1997.

Since Cryovac's operations were conducted during the first quarters of 1997 and 1998 by divisions or subsidiaries of the Company, Cryovac did not have a separate identifiable capital structure that could be
used to calculate earnings per share.   However, in accordance with
Staff Accounting Bulletin No. 98 ("SAB 98"), basic and diluted earnings per share has been calculated by retroactively giving effect to the Recapitalization. Such earnings per share amounts are not necessarily indicative of the results that would have occurred had Cryovac been a stand-alone entity for the quarters ended March 31, 1998 and 1997.

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash flows from operations and amounts available under the Company's existing lines of credit, including the Credit Agreements discussed below. Prior to the consummation of the Merger, Cryovac participated in the Company's centralized cash management system, whereby cash received from operations was transferred to, and disbursements were funded from, centralized corporate accounts. As a result, any cash needs of Cryovac in excess of cash flows from operations were transferred to these corporate accounts and used for other corporate purposes. In the first quarter of 1997, $8,026,000 of net cash was advanced by the Company to Cryovac pursuant to these procedures. In connection with the Reorganization, most of the Company's net cash at March 31, 1998 (other than cash recorded on the balance sheet of old Sealed Air immediately before the merger) was transferred to New Grace.

Net cash provided by operating activities amounted to $63,875,000 and $34,433,000 in the first quarters of 1998 and 1997, respectively. The increase in operating cash flows in 1998 was primarily due to changes in operating assets and liabilities from improved working capital management compared with the first quarter of 1997 which more than offset a decrease in net earnings.

Net cash used for investing activities amounted to approximately $14,262,000 and $42,459,000 in the first quarters of 1998 and 1997, respectively. Capital expenditures in the quarter were $16,963,000 in 1998 and $44,067,000 in 1997 reflecting a decrease in 1998 as Cryovac completed several major manufacturing expansion programs in 1997.
As the assets of old Sealed Air were acquired through the issuance of the Company's common stock, the consolidated statement of cash flows for the first quarter of 1998 does not reflect the changes in the related balance sheet items caused by the addition of old Sealed Air's assets and liabilities, except for the cash balance of $51,259,000 acquired. The non-cash acquisition of such net assets is reflected as supplementary information to the consolidated statement of cash flows, net of cash.

Net cash used by financing activities amounted to approximately $40,600,000 in the first quarter of 1998 primarily reflecting net advances made to the Company in the first quarter of 1998 in connection with the Reorganization and Merger. Cash flows from financing activities in 1998 also reflected the proceeds from long-term debt borrowed under the Credit Agreements offset by the payment of the contribution of funds to New Grace in connection with the Reorganization. In the first quarter of 1997, $8,026,000 of net cash provided was advanced by the Company pursuant to the cash management procedures discussed above.

At March 31, 1998, the Company had working capital of $227,785,000, or 5% of total assets, compared to working capital of $343,741,000, or 21% of total assets, at December 31, 1997. The decrease in working capital primarily reflects the increase in notes payable and current installments of long-term debt of $284,270,000 arising primarily from the borrowings made under the Credit Agreements discussed below partially offset by the effect of the combination of the balance sheets of Cryovac and old Sealed Air at March 31, 1998.

The Company's ratio of current assets to current liabilities (current ratio) was 1.4 at March 31, 1998 and 2.9 at December 31, 1997. The Company's ratio of current assets less inventory to current liabilities (quick ratio) was 0.9 at March 31, 1998 and 1.6 at December 31, 1997. The decreases in these ratios in 1998 resulted primarily from the decreases in working capital discussed above.

                                       14

Prior to the Merger, Cryovac had no capital structure since it was operated by divisions or subsidiaries of the Company. In addition, there was no allocation of the Company's borrowings and related interest expense, except for interest capitalized as a component of Cryovac's properties and equipment. Therefore, the financial position of the Company at December 31, 1997 was not indicative of the financial position that would have existed if Cryovac had been an independent stand-alone entity at that time. At March 31, 1998, the consolidated balance sheet reflects the combined financial position of Cryovac and old Sealed Air, as adjusted for the Reorganization, Recapitalization and Merger.

In connection with the Reorganization, the Company entered into two Credit Agreements (the "Credit Agreements"), the first of which is a $1.0 billion 5-year revolving credit facility that expires on March 30, 2003 and the second of which is a $600 million 364-day revolving credit facility that expires on March 29, 1999. The Credit Agreements provide that the Company and certain of its subsidiaries, including Cryovac and old Sealed Air, may borrow for various purposes, including the refinancing of existing debt, the provision of working capital and for other general corporate needs. Initial borrowings of $1,258,807,000 were made in connection with the Reorganization.

The Company's obligations under the Credit Agreements bear interest at floating rates. The Credit Agreements provide for changes in borrowing margins based on financial criteria and impose certain limitations on the operations of the Company and certain of its subsidiaries. These limitations include financial covenants relating to interest coverage and debt leverage as well as certain restrictions on the incurrence of additional indebtedness, the creation of liens, mergers and acquisitions, and certain dispositions of property or assets. The Company was in compliance with these requirements as of March 31, 1998.

At March 31, 1998, the Company had available lines of credit, including those available under the Credit Agreements, of approximately $1,664,295,000 of which approximately $373,851,000 were unused. Such lines of credit permit the Company and certain of its subsidiaries to make borrowings for working capital and other corporate purposes.

                                       15

Since Cryovac did not have a separate identifiable capital structure before the Merger, the balance sheet as of December 31, 1997 reflects the net assets of Cryovac at such date rather than shareholders' equity. In connection with the Recapitalization, the Company recapitalized the outstanding shares of Old Grace Common Stock into outstanding shares of a new common stock and Series A convertible preferred stock.
In connection with the Merger, the Company issued 42,624,246 shares of the Company's common stock to the shareholders' of old Sealed Air.

The convertible preferred stock votes with the common stock on an as-converted basis, pays a cash dividend, as declared by the Board, at an annual rate of $2.00 per share, payable quarterly in arrears, will be redeemable at the option of the Company beginning on March 31, 2001, subject to certain conditions, and will be subject to mandatory redemption on March 31, 2018 at $50.00 per share, plus accrued and unpaid dividends. Because it is subject to mandatory redemption, the convertible preferred stock is classified outside of the shareholders' equity section of the balance sheet at the mandatory redemption value of $50 per share.

The Company's shareholders' equity was $478,657,000 at March 31, 1998. The decrease in total equity (shareholders' equity of $478,657,000 at March 31, 1998 and net assets of $1,352,628,000 at December 31, 1997) was primarily due to the cash transferred to New Grace in connection with the Reorganization partially offset by the stock issued in connection with the merger with old Sealed Air.



Other Matters

Environmental Matters

The Company is subject to loss contingencies resulting from environmental laws and regulations, and it accrues for anticipated costs associated with investigatory and remediation efforts when an assessment has indicated that a loss is probable and can be reasonably estimated. These accruals do not take into account any discounting for the time value of money and are not reduced by potential insurance recoveries, if any. Environmental liabilities are reassessed whenever circumstances become better defined and/or remediation efforts and their costs can be better estimated. These liabilities are evaluated periodically based on available information, including the progress of remedial investigation at each site, the current status of discussions with regulatory authorities regarding the methods and extent of remediation and the apportionment of costs among potentially responsible parties. As some of these issues are decided (the outcomes of which are subject to uncertainties) and/or new sites are assessed and costs can be reasonably estimated, the Company adjusts the recorded accruals, as necessary. However, the Company believes that it has adequately reserved for all probable and estimable environmental exposures.

                                      16

Year 2000 Computer System Compliance

The Company has conducted a comprehensive review of its computer systems to identify systems that could be affected by the "Year 2000" issue and is implementing a plan to resolve the issue. The Company currently believes that, with modifications to existing software and by converting to new software, the Year 2000 issue will not pose significant operational problems. However, if such modifications and conversions are not completed in a timely manner, the Year 2000 issue may have a material impact on the operations of the Company. It is anticipated that costs associated with modifying the existing systems will not be material to the Company's consolidated financial position.

Recently Issued Statements of Financial Accounting Standards

In February 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which became effective for the Company for the annual period beginning
January 1, 1998. SFAS No. 132 requires additional information about the changes in the benefit obligation and fair value of plan assets during the period, while standardizing the disclosure requirements for pensions and other postretirement benefits. The Company will include such disclosures in its Form 10-K filing for the year ended December 31, 1998.

In June 1997, the Financial Accounting Standards Board released Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). Both statements became effective for the Company beginning January 1, 1998. These statements require disclosure of certain components of changes in equity and certain information about operating segments and geographic areas of operation. The Company adopted SFAS 130 in the first quarter of 1998 ("see Consolidated Statements of Comprehensive Income"). The Company has also adopted SFAS 131 which does not require interim period reporting in the year of adoption. The Company is completing its evaluation of the disclosure requirements of SFAS 131 and will begin such disclosures in its Form 10-K filing for the year ended December 31, 1998. These statements do not have any effect on the results of operations or financial position of the Company.

Forward-Looking Statements

Certain statements made by the Company in this report and in future oral and written statements by management of the Company may be forward-looking in nature, or "forward-looking statements." These forward-looking statements are based upon management's current expectations concerning future events and discuss, among other things, anticipated future performance and future business plans. Forward-looking statements are identified by such words and phrases as "expects," "believes," "will continue," "plans to," "could be," and similar expressions. Forward-looking statements are necessarily subject to uncertainties, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements.

While the Company is not aware that any of the factors listed below will adversely affect the future performance of the Company, the Company recognizes that it is subject to a number of uncertainties, such as general economic, business and market conditions, conditions in the industries and markets that use the Company's packaging materials and other products, the development and success of new products, the Company's success in entering new markets, competitive factors, difficulties in integrating the Cryovac and old Sealed Air businesses, raw material availability and pricing, changes in the Company's relationship

                                       17
with customers and suppliers, future litigation and claims (including environmental matters) against the Company, changes in domestic or foreign laws or regulations, or difficulties related to the Year 2000 issue.


                                      PART II
                                 OTHER INFORMATION


Item 1.   Legal Proceedings.

The Company's Annual Report on Form 10-K for the year ended December 31 1997 reported in Item 3 a number of pending legal proceedings.
In connection with the transactions between the Company and Sealed Air Corporation described in note 1 of the Notes to Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q, which description is incorporated herein by reference, liability for all such legal proceedings except certain environmental proceedings were assumed by New Grace on March 31, 1998 in the Reorganization and Merger. The Company retained certain environmental liabilities at certain sites. While it is often difficult to estimate potential environmental liabilities and the future impact of environmental matters, based upon the information currently available to the Company and its exposure in dealing with such matters, the Company believes that its potential liability with respect to such sites is not material to the Company's consolidated financial position.

Item 2.   Changes in Securities and Use of Proceeds.

On March 31, 1998, the company completed a series of transactions under an Agreement and Plan of Merger dated as of August 14, 1997 (the "Merger Agreement") among the Company, old Sealed Air and a subsidiary of the Company. These transactions are described in detail in Items 2 and 5 of the Company's Current Report on Form 8-K, Date of Report March 31, 1998, which Items are filed as exhibits hereto and incorporated herein by reference. In connection with such transactions, the Company recapitalized its outstanding common stock into a new common stock and Series A convertible preferred stock. The rights of the holders of the Company's new common stock and Series A convertible preferred stock are set forth in the Company's Amended and Restated Certificate of Incorporation and its by-laws, which are filed as exhibits hereto and incorporated herein by reference.

Item 4.   Submission of Matters to a Vote of Security Holders.

On March 20, 1998, the Company held a special meeting of stockholders in order to approve and adopt the Merger Agreement and to approve an amendment to the Company's certificate of incorporation to repeal certain provisions requiring 80% stockholder approval for such repeal. The stockholders approved the Merger Agreement but failed to approve the repeal of the provisions for which 80% approval was required.

A total of 57,428,974 shares of the common stock of the Company were voted in person or by proxy at the March 20 meeting, representing approximately 76.8% of the shares entitled to vote at such meeting. The votes cast on the matters before the meeting were as follows:

                                                 Number of Votes

Approval of Merger Agreement          For            56,826,611
                                      Against           363,379
                                      Abstentions       238,984

Approval of repeal of certain         For            56,562,225
provisions of the certificate         Against           617,026
of incorporation                      Abstentions       249,722

Item 5.  Other Information

On March 23, 1998, old Sealed Air held a special meeting of stockholders at which the stockholders approved the Merger Agreement. A total of 29,232,324 shares of common stock of old Sealed Air were voted in person or by proxy at the March 23 special meeting, representing 68.6% of the shares entitled to vote at such meeting. The votes cast on the Merger Agreement were at follows:

                                                 Number of Votes

Approval of Merger Agreement          For            29,131,317
                                      Against            67,262
                                      Abstentions        33,745


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

Exhibit Number  Description

2 Distribution Agreement dated as of March 30, 1998 among the Company, W. R. Grace-Conn. ("Grace-Conn.") and W.R.Grace & Co. ("New Grace") [incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139].

3.1 Amended and Restated Certificate of Incorporation of the Company as currently in effect.

3.2             Amended and Restated By-Laws of the Company
                [incorporated by reference to Exhibit 3.2 to the Company's Current Report of Form 8-K, Date of Report March 31, 1998, File No. 1-12139].

10.1 Employee Benefits Allocation Agreement dated as of March 30, 1998 among the Company, Grace-Conn. And New Grace [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139].

10.2 Tax Sharing Agreement dated as of March 30, 1998 among the Company, Grace-Conn. And New Grace [incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139].

10.3 Global Revolving Credit Agreement (5-year) dated as of March 30, 1998 among the Company, certain of its subsidiaries including Cryovac, Inc., ABN AMRO Bank N.V., Bankers Trust Company, Bank of America National Trust and Savings Association, NationsBank, N.A. and other banks party thereto [incorporated by reference to Exhibit 10.3 to the Company's Current Report of Form 8-K, Date of Report March 31, 1998, File No. 1-12139].

10.4 Global Revolving Credit Agreement (364-day) dated as of March 30,1998 among the Company, certain of its subsidiaries includingCryovac, Inc., ABN AMRO Bank N.V., Bankers Trust Company, Bank of America National Trust and Savings Association, NationsBank, N.A. and other banks party thereto [incorporated by reference to Exhibit
                10.4 to the Company's Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139].

27              Financial Data Schedule

99 Items 2 and 5 of the Company's Current Report on Form 8-K filed on April 15, 1998, File No. 1-12139.


     (b)  Reports on Form 8-K:

     The Company filed the following Reports on Form 8-K since the beginning of 1998:

Date of Filing           Disclosures

February 9, 1998         Announcement of 1997 fourth quarter and full
                         year results.

April 6, 1998 as
amended April 29,        Changes in the Company's Certifying Accountants
1998                     from Price Waterhouse LLP to KPMG Peat Marwick
                         LLP.


April 15, 1998          Closing of the transactions under the Merger
                        Agreement. The Report also disclosed changes in the Board of Directors and officers of the Company, the approval of an Amended and Restated
                        Certificate of Incorporation for the Company and the adoption of new by-laws for the Company.

                        The Report included the following financial statements:

                        1. Consolidated Financial Statements for the years ended December 31, 1997, 1996 and 1995 for Sealed Air Corporation (US).

                        2.  Grace Packaging Special-Purpose Combined
                            Financial Statements as of December 31, 1997, 1996 and 1995 and for each of the three years ended December 31, 1997.

                        3. Unaudited pro forma condensed consolidated financial information for the year ended December 31, 1997 giving effect to the transactions under the Merger Agreement.


                          Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SEALED AIR CORPORATION




Date:  May 15, 1998                    By s/Jeffrey S. Warren
                                         Jeffrey S. Warren
                                         Controller
                                        (Authorized Executive
                                         Officer and Chief
                                         Accounting Officer)



                                         22