Form 10-Q
period 1998-06-30
SEALED AIR CORP/DE
filed 1998-08-14
CIK 1012100

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549
                                       ________________

                                          FORM 10-Q


               (Mark One)
                ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended June 30, 1998

                                             OR

                (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ________to_______

                            Commission file number 1-12139

                               SEALED AIR CORPORATION
                 (Exact name of registrant as specified in its charter)


           Delaware                                      65-0654331
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                       Identification Number)

Park 80 East
Saddle Brook, New Jersey                                  07663-5291
(Address of Principal                                     (Zip Code)
Executive Offices)

Registrant's telephone number, including area code  (201) 791-7600



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Actof 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO


There were 83,272,061 shares of the registrant's common stock, par value $0.10 per share, and 36,021,851 shares of the registrant's convertible preferred stock, par value $.10 per share, outstanding as of July 31, 1998.





                                           PART I
                                   FINANCIAL INFORMATION

                        SEALED AIR CORPORATION AND SUBSIDIARIES
                          Consolidated Statements of Earnings
                  For the Three and Six Months Ended June 30, 1998 and 1997
                        (In thousands of dollars except share data)
                                       (Unaudited)


                                             For the                    For the
                                         Three Months Ended         Six Months Ended
                                              June 30                   June 30
                                         1998         1997         1998        1997

    Net sales                          $670,005    $463,211    $1,101,040    $885,904

    Cost of sales                       442,945     299,528       733,858     574,157

    Gross profit                        227,060     163,683       367,182     311,747



    Marketing, administrative and
     development expenses               124,084      85,978       218,537     170,647

    Goodwill amortization                12,018          90        12,108         180

    Restructuring and asset
      impairments                             -       9,538             -       9,538

    Operating profit                     90,958      68,077       136,537     131,382

    Other income (expense):
     Interest expense                   (20,642)       (115)      (20,724)       (148)
     Other, net                          (1,537)     (2,869)       (1,948)     (2,767)
       Other income (expense), net      (22,179)     (2,984)      (22,672)     (2,915)

    Earnings before income taxes         68,779      65,093       113,865     128,467

    Income taxes                         33,214      26,834        51,248      52,948

    Net earnings                       $ 35,565    $ 38,259      $ 62,617    $ 75,519

    Preferred dividend                   18,011           -        18,011           -

    Net earnings available to common
       shareholders                    $ 17,554    $      -      $ 44,606    $      -
    Earnings per common share
       (see Note 4):
       Basic                           $   0.21    $   0.51      $   0.43    $   0.98
       Diluted                         $   0.21    $   0.51      $   0.43    $   0.98

    Weighted average number of
     common shares outstanding (000's):
       Basic                             83,612      39,403        62,249      40,052
       Diluted                           83,746      39,503        62,426      40,131



See accompanying notes to consolidated financial statements.


                              SEALED AIR CORPORATION
                            Consolidated Balance Sheets
                       June 30, 1998 and December 31, 1997
                   (In thousands of dollars except share data)
                                     (Unaudited)


                                                   June 30,     December 31,
                                                     1998           1997


  ASSETS


Current assets:
  Cash and cash equivalents                          $ 34,064       $     -

  Notes and accounts receivable, less allowance
    for doubtful accounts of $11,832 in 1998 and
    $7,256 in 1997                                    423,544        272,194

  Inventories                                         301,492        225,976

  Other current assets                                 41,891         29,188

     Total current assets                             800,991        527,358

  Property and equipment:
    Land and buildings                                398,908        320,099
    Machinery and equipment                         1,311,813      1,125,567
    Other property and equipment                      123,588        119,533
    Construction in progress                          108,149        187,797
                                                    1,942,458      1,752,996
  Less accumulated depreciation and amortization      761,860        712,844
         Property and equipment, net                1,180,598      1,040,152


  Goodwill, less accumulated amortization of
    $12,541 in 1998 and $379 in 1997                1,894,398         13,433

  Other assets                                        179,607         65,888

                                                   $4,055,594     $1,646,831



                                 SEALED AIR CORPORATION
                               Consolidated Balance Sheets
                     June 30, 1998 and December 31, 1997 (Continued)
                      (In thousands of dollars except share data)
                                        (Unaudited)


                                                           June 30,     December 31,
                                                             1998           1997

  LIABILITIES, CONVERTIBLE PREFERRED STOCK & EQUITY

    Current Liabilities:
      Notes payable and current
        installments of long-term debt                     $164,062      $      -

      Accounts payable                                      163,166       114,907

      Other accrued liabilities                             178,027        68,710

      Income taxes payable                                   27,851             -

         Total current liabilities                          533,106       183,617

    Long-term debt, less current
      installments                                        1,039,488             -

    Deferred income taxes                                   127,057        13,939

    Other non-current liabilities                            86,954        96,647

         Total liabilities                                1,786,605       294,203

    Convertible preferred stock, $50.00 per share
       redemption value.  Authorized 50,000,000
       shares, issued 36,021,851 shares in 1998           1,801,093             -

    Equity:

      Net assets                                                  -     1,482,682
      Accumulated translation adjustment                          -      (130,054)

      Shareholders' equity:
        Common stock, $.10 par value. Authorized
          400,000,000 shares, issued 83,272,061
          shares in 1998                                      8,327             -
        Additional paid-in capital                          618,578             -
        Retained earnings                                    17,554             -
        Accumulated translation adjustment                 (142,732)            -
                                                            501,727             -

        Less deferred compensation                           33,831             -

           Total equity                                     467,896     1,352,628
                                                         $4,055,594    $1,646,831

See accompanying notes to consolidated financial statements.


                                         4

                          SEALED AIR CORPORATION AND SUBSIDIARIES
                           Consolidated Statements of Cash Flows
                       For the Six Months Ended June 30, 1998 and 1997
                                 (In thousands of dollars)
                                        (Unaudited)

                                                            1998         1997
Cash Flows From Operating Activities:
  Net earnings                                            $ 62,617   $  75,519
  Adjustments to reconcile net earnings to
    net cash provided by operating activities, net of
    effect of businesses acquired:
      Depreciation and amortization                         86,006      50,326
      Deferred taxes                                         5,673      10,625
      Restructuring costs                                        -       9,538
      Loss on disposals of fixed assets                        608         347
Cash provided (used) by changes in:
        Receivables                                         (8,743)    (10,557)
        Inventories                                          5,320      (2,840)
        Other current assets                                 1,417      (2,672)
        Other assets                                        (9,357)    (25,577)
        Accounts payable                                    (2,243)    (18,342)
        Income taxes payable                                 5,641           -
        Other accrued liabilities                            3,660     (25,552)
        Other non-current liabilities                        5,271       3,319


    Net cash provided by operating activities              155,870      64,134

Cash Flows From Investing Activities:
  Capital expenditures for property and equipment          (32,462)    (50,636)
  Businesses acquired, net of cash acquired and
      debt assumed                                          48,994     (13,709)
  Proceeds from sales of property and equipment              4,191       2,015

    Net cash provided by (used in) investing
      activities                                            20,723     (62,330)

Cash Flows From Financing Activities:
  Net advances to W. R. Grace & Co.-Conn.                  (24,106)     (1,804)
  Proceeds from Credit Agreements                        1,258,807           -
  Payment of debt, principally Credit
      Agreements                                          (125,768)          -
  Payment of contribution to New Grace                  (1,256,614)          -
  Net proceeds on notes payable                              4,230           -

    Net cash used in financing activities                 (143,451)     (1,804)

Effect of exchange rate changes on cash and cash
  equivalents                                                  922           -

Cash and Cash Equivalents:

  Increase during the period                                34,064           -
  Balance, beginning of period                                   -           -

  Balance, end of period                                  $ 34,064   $       -






                                         5


                          SEALED AIR CORPORATION AND SUBSIDIARIES
                           Consolidated Statements of Cash Flows
                  For the Six Months Ended June 30, 1998 and 1997 (Continued)
                                (In thousands of dollars)
                                       (Unaudited)

                                                           1998         1997

Supplemental Non-Cash Items:
   Issuance of 36,021,851 shares of convertible
     preferred stock and 40,647,815 shares of common
     stock in connection with the Recapitalization      $1,805,000   $       -

   Net assets acquired in exchange for the
     issuance of 42,624,246 shares of common stock in
     connection with the Merger, net of cash balance
     of $51,300 acquired                                $2,089,000   $       -














See accompanying notes to consolidated financial statements.
                                         6

                          SEALED AIR CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Comprehensive Income
                 For the Three and Six Months Ended June 30, 1998 and 1997
                                (In thousands of dollars)
                                       (Unaudited)


                                    For the                      For the
                               Three Months Ended          Six Months Ended
                                    June 30                     June 30
                               1998        1997           1998         1997

Net earnings                 $35,565       $38,259        $62,617     $75,519

Other comprehensive income:

 Foreign currency
   translation adjustments    (2,561)       (2,345)       (12,678)    (23,382)

Comprehensive income         $33,004       $35,914        $49,939     $52,137









See accompanying notes to consolidated financial statements.


SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 1998 and 1997
(Amounts in thousands, except share data)
(Unaudited)



(1)  Reorganization and Merger
     On March 31, 1998, the Company (formerly known as W. R. Grace & Co.) and Sealed Air Corporation ("old Sealed Air"), completed a series of transactions as a result of which:
     (a) The specialty chemicals business of the Company was separated from its packaging business, the packaging business was contributed to one wholly owned subsidiary ("Cryovac"), and the specialty chemicals business was contributed to another wholly owned subsidiary ("New Grace"); the Company and Cryovac borrowed approximately $1,258,807 under two new credit agreements (the "Credit Agreements") (see Note 7) and transferred substantially all of those funds to New Grace; and the Company distributed all of the outstanding shares of common stock of New Grace to its shareholders. These transactions are referred to below as the "Reorganization."
     (b) The Company recapitalized its outstanding shares of common stock, par value $0.01 per share ("Old Grace Common Stock"), into a new common stock and Series A convertible preferred stock (the "Recapitalization").
     (c) A subsidiary of the Company merged into old Sealed Air (the "Merger"), with old Sealed Air being the surviving corporation. As a result of the Merger, old Sealed Air became a subsidiary of the Company, and the Company was renamed Sealed Air Corporation.

(2)   Basis of Presentation

The Merger has been accounted for as a purchase of old Sealed Air by the Company as of March 31, 1998. As a result, the consolidated statements of earnings and cash flows reflect, for the second quarter of 1998, after giving effect to the Merger, the consolidated operating results from April 1, 1998 of the Company and its subsidiaries, including Cryovac and old Sealed Air, while the operating results for the first three months of 1998 include only the operating results of Cryovac. The results for 1997 reflect only the operating results of Cryovac. The consolidated balance sheet at December 31, 1997 reflects the financial position of Cryovac only while the consolidated balance sheet at June 30, 1998 reflects the consolidated financial position of the Company and its subsidiaries, including Cryovac and old Sealed Air, after giving effect to the Merger.

In connection with the Merger, the Company issued 42,624,246 shares of common stock at a value of $49.52 per share and incurred costs related to the Merger of approximately $30,000 for a purchase price of approximately $2,141,000 in exchange for the net assets of old Sealed Air. The fair value of such net assets acquired by the Company include approximately $181,000 of property and equipment, approximately $95,800 of working capital (including a cash balance of approximately $51,300), and other long-term assets and liabilities resulting in approximately $1,900,000 of goodwill, which is being amortized over 40 years. See Note 8 for unaudited pro forma financial information for the quarter and six months ended June 30, 1998 and 1997.

                                8

All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position and results of operations for the quarter and six months ended June 30, 1998 have been made.

(3)   Equity

Prior to the Reorganization and the Merger, Cryovac's operations were conducted by divisions or subsidiaries of the Company, and Cryovac did not have a separately identifiable capital structure. Therefore, the balance sheet as of December 31, 1997 reflects the net assets rather than shareholders' equity of Cryovac at such date. In connection with the Recapitalization, the Company recapitalized the outstanding shares of Old Grace Common Stock into 40,647,815 shares of common stock and 36,021,851 shares of Series A convertible preferred stock (convertible into approximately 31,900,000 shares of common stock), each with a par value of $0.10 per share. In connection with the Merger, the Company issued 42,624,246 shares of common stock to the shareholders of old Sealed Air.

The convertible preferred stock votes with the common stock on an as-converted basis, pays a cash dividend, as declared by the Board, at an annual rate of $2.00 per share, payable quarterly in arrears, will become redeemable at the option of the Company beginning March 31, 2001, subject to certain conditions, and will be subject to mandatory redemption on March 31, 2018 at $50.00 per share, plus any accrued and unpaid dividends. Because it is subject to mandatory redemption, the convertible preferred stock is classified outside of the shareholders' equity section of the balance sheet at its mandatory redemption value of $50.00 per share.

On June 26, 1998 the Board of Directors declared the third quarter cash dividend of $0.50 per share on the convertible preferred stock, which is due and payable on October 1, 1998. The Company will accrue this dividend in the third quarter. The dividend paid on July 1, 1998 was accrued during the second quarter of 1998.

The funds that the Company and Cryovac transferred to New Grace in connection with the Reorganization included estimates of amounts that had not been finalized as of the date of the Reorganization. The Company and New Grace have agreed to periodically adjust such amounts as additional facts become available and until the Company has paid or received final agreed upon amounts. Certain of such amounts may be recorded as adjustments to shareholders' equity.

(4) Earnings Per Common Share

Prior to the Reorganization and the Recapitalization, Cryovac's operations were conducted by divisions or subsidiaries of the Company and therefore Cryovac did not have a separately identifiable capital structure upon which a calculation of earnings per common share could be based. In February 1998, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 98, "Computation of Earnings per Share" ("SAB 98"). SAB 98 revised prior SEC guidance concerning presentations of earnings per common share information for companies whose historical financial statements are not indicative of the ongoing entity. SAB 98 requires the presentation of earnings per common share information for all periods for which earnings statement information is presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

In calculating basic and diluted earnings per common share for the 1997 periods and the first six months of 1998, retroactive recognition has been given to the Recapitalization as if it had occurred on January 1, 1997. Accordingly, net earnings have been reduced for each period by the dividends that would have been payable on the convertible preferred stock (as if such shares had been outstanding during each period) to arrive at earnings available to common shareholders. The weighted average number of outstanding common shares used to calculate basic earnings per common


                                  9
share has been calculated on an equivalent share basis using the weighted average number of shares of the common stock outstanding for the first quarter of 1998 and the 1997 periods, adjusted to reflect the terms of the Recapitalization. The weighted average number of common shares used to calculate diluted earnings per common share also includes the assumed exercise of outstanding dilutive stock options. The convertible preferred stock is not considered in the calculation of diluted earnings per common share because the treatment of the convertible preferred stock as the common stock into which it is convertible would be anti-dilutive (i.e., would increase earnings per common share).

The following represents the reconciliation of the basic and diluted earnings per common share computations for the three and six months ended June 30, 1998 and 1997 (shares in thousands).


                           Three Months Ended                  Six Months Ended
                                June 30,                             June 30,
                           1998          1997                  1998          1997

Basic EPS:
Numerator
Net earnings               $35,565      $38,259               $62,617       $75,519
Less: Preferred dividends   18,011       18,011                36,022        36,022
Earnings available to
  common shareholders      $17,554      $20,248               $26,595       $39,497

Denominator
Weighted average common
  shares outstanding-basic  83,612       39,403                62,249        40,052

Basic earnings per
   common share              $0.21        $0.51 (a)             $0.43 (a)     $0.98 (a)

Diluted EPS:
Numerator
Earnings available to
     common shareholders   $17,554      $20,248               $26,595       $39,497

Denominator
Weighted average common
  shares outstanding-basic  83,612       39,403                62,249        40,052

Effect of assumed
   exercise of options         134          100                   177            79

Weighted average common
   shares outstanding-
   diluted                  83,746       39,503                62,426        40,131

Diluted earnings per
     common share            $0.21        $0.51(a)              $0.43(a)      $0.98(a)


(a) Such earnings per common share amounts are not necessarily indicative of the results that would have occurred had Cryovac been a stand-alone company for the periods prior to March 31, 1998.

                                         10

(5)  Inventories

At June 30, 1998, the components of inventories by major classification (raw materials, work in process and finished goods) are as follows:


                                     June 30,          December 31,
                                       1998                1997
Raw materials                        $ 69,953          $ 44,043
Work in process                        58,620            54,532
Finished goods                        187,926           142,282
   Subtotal                           316,499           240,857
Less LIFO reserve                      15,007            14,881
Total inventory                      $301,492          $225,976


(6)  Income Taxes

The Company's effective income tax rates were 48.3% and 41.2% for the second quarters of 1998 and 1997, respectively. Such rates were higher than the statutory U.S. federal income tax rate primarily due to the non-deductibility of the goodwill amortization resulting from the Merger and state income taxes. During the third quarter, the Company expects to incur a special income tax charge of approximately $23 million for the assumed repatriation to the U.S. of that portion of accumulated earnings of its foreign subsidiaries that are not considered permanently invested in their businesses.

All tax liabilities related to earnings of Cryovac prior to the Merger were or will be paid by W. R. Grace & Co.-Conn. The balance reflected on the consolidated balance sheet for June 30, 1998 relates to old
Sealed Air for the first six months of 1998 and to Cryovac for the second quarter only.

(7)  Debt

At June 30, 1998, debt consisted primarily of borrowings that were made in connection with the Reorganization under the Credit Agreements described below and also includes certain other loans incurred by the Company's subsidiaries. The balance sheet at December 31, 1997 does not reflect any long-term debt or notes payable because, prior to the Merger, the Company borrowed for its subsidiarues and divisions and generally did not allocate such debt to those subsidiaries or divisions.

In connection with the Reorganization, the Company entered into the Credit Agreements, which include a $1 billion 5-year revolving credit facility that expires on March 30, 2003 and a $600 million 364-day revolving credit facility that expires on March 29, 1999. The Credit Agreements provide that the Company and certain of its subsidiaries, including Cryovac and old Sealed Air, may borrow for various purposes, including the refinancing of existing debt, the provision of working capital and other general corporate needs.

The Company's obligations under the Credit Agreements bear interest at floating rates. The weighted average interest rate under the Credit Agreements was approximately 6.2% at June 30, 1998. The Company has entered into certain interest rate swap agreements that have the effect of fixing the interest rates on a portion of such debt. The weighted average interest rate at June 30, 1998 did not change as a result of the derivative financial instruments.

The Credit Agreements provide for changes in borrowing margins based on financial criteria and impose certain limitations on the operations of the Company and certain of its subsidiaries. These limitations include financial covenants relating to interest coverage and debt leverage as well as certain restrictions on the incurrence of additional indebtedness, the creation of liens, mergers and acquisitions, and certain dispositions of property or assets. The Company was in compliance with these requirements as of June 30, 1998.

                                    11

(8) Pro Forma Information

The following table presents selected unaudited pro forma financial information for the three and six-month periods ended June 30, 1998 and 1997 that has been prepared as if the Reorganization, the Recapitalization and the Merger had occurred on January 1, 1997. This information is not intended to represent what the Company's actual results of operations would have been for such periods.



PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three and Six Months Ended June 30, 1998 and 1997
(In thousands of dollars except per share data)
(Unaudited)

                                        For the                   For the
                                   Three Months Ended          Six Months Ended
                                        June 30 (1)               June 30 (1)
                                   1998 (2)    1997        1998 (2)      1997

Net sales                          $670,005    $674,498    $1,313,792  $1,299,730

Cost of sales                       434,945     433,514       858,795     837,723

Gross profit                        235,060     240,984       454,997     462,007

Marketing, administrative and
development expenses                124,084     122,754       248,646     242,976

Goodwill amortization                12,018      11,921        23,939      23,842

Restructuring and asset
impairments                               -       9,538             -       9,538

Operating profit                     98,958      96,771       182,412     185,651

Interest expense                    (20,642)    (20,173)      (43,095)    (40,346)

Other income (expense), net          (1,537)     (3,848)       (1,333)     (5,373)

Earnings before income taxes         76,779      72,750       137,984     139,932

Income taxes                         35,787      33,689        64,187      65,152

Net earnings                       $ 40,992    $ 39,061      $ 73,797    $ 74,780

Preferred dividend                   18,011      18,011        36,022      36,022

Net earnings available to common
  shareholders                     $ 22,981    $ 21,050      $ 37,775    $ 38,758



Earnings per common share  (3):
   Basic                           $   0.27    $   0.26      $   0.45    $   0.47
   Diluted                         $   0.27    $   0.26      $   0.45    $   0.47

Weighted average number of
  common shares outstanding (000):
   Basic                             83,612      83,272        83,443      83,272
   Diluted                           83,746      83,372        83,620      83,351


                                         12

(1) Reflects pro forma adjustments made in combining the historical results of old Sealed Air and Cryovac as a result of the Merger and its related transactions for all periods presented. Such amounts include, among others, incremental goodwill amortization of approximately $10.3 million and incremental interest expense of approximately $20.4 million in the first quarter of 1998 and in each of the first and second quarters of 1997.


(2) The data for the second quarter of 1998 sets forth the Company's actual operating results during that period but excludes a non-cash inventory charge of approximately $8 million recorded in the second quarter resulting from the turnover of certain of the Company's inventories previously stepped-up to fair value in connection with the Merger.

(3) For purposes of calculating basic and diluted earnings per common share, net earnings for the first quarter of 1998 and the 1997 periods have been reduced by the dividend ($18,011 per quarter) that would have been payable on the Company's convertible preferred stock (as if such shares had been outstanding during the periods) to arrive at earnings available to common shareholders. The weighted average number of outstanding common shares used to calculate basic earnings per common share is calculated on an equivalent share basis using the shares of common stock outstanding for the first quarter of 1998 and the 1997 periods, adjusted to reflect the terms of the Recapitalization. The assumed conversion of the convertible preferred stock is not considered in the calculation of diluted earnings per common share as the effect would be anti-dilutive (i.e., would increase earnings per share).





(9) Subsequent Event - Restructuring and Asset Impairment

On July 27, 1998, the Company announced a restructuring program that is expected to result in restructuring and other charges of between $135 million and $145 million (including the special income tax charge of $23 million described in Note 6) to its third quarter earnings. This restructuring is part of the implementation of a combined operating plan for the post-Merger integration of old Sealed Air and Cryovac and is expected to reduce annual operating costs by approximately $45 million by the end of 1999. The restructuring program, including asset impairments, will require a charge to third quarter earnings of $112 million to $122 million. Approximately 30% of this charge is expected to represent actual cash costs, primarily severance and personnel-related costs, costs of terminating leases and facilities disposition costs.
The remainder is expected to represent non-cash write-offs or write-downs of impaired property and equipment, intangibles and other assets identified in developing the operating plan for the combined businesses.


                               13

Management's Discussion and Analysis of Results of Operations and
Financial Condition


     On March 31, 1998, the Company (formerly known as W. R. Grace & Co.) and Sealed Air Corporation ("old Sealed Air") completed a series of transactions as a result of which:
     (a) the specialty chemicals business of the Company was separated from its packaging business, the packaging business was contributed to one wholly owned subsidiary ("Cryovac"), and the specialty chemicals business was contributed to another wholly owned subsidiary
("New Grace"); the Company and Cryovac borrowed approximately $1,258,807,000 under two new credit agreements (the "Credit Agreements") that are discussed below and transferred substantially all of those funds to New Grace; and the Company distributed all of the outstanding shares of common stock of New Grace to its stockholders. These transactions are referred to below as the "Reorganization."

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

     The Merger has been accounted for as a purchase of old Sealed Air by the Company as of March 31, 1998. As a result, the operating results for the second quarter reflect the consolidated operating results of the Company and its subsidiaries, including Cryovac and old Sealed Air, while the operating results for the first three months of 1998 include only the operating results of Cryovac. The 1997 periods reflect only the operating results of Cryovac.
     In order to facilitate review of the factors that affected the Company's operating results for the second quarter and first six months of 1998, the Company has included selected unaudited pro forma financial information in note 8 to the financial statements included in this Form 10-Q. This information has been prepared as if the Reorganization, the Recapitalization and the Merger had occurred on January 1, 1997. A discussion and analysis of that information is set forth below. Such pro forma information is not intended to represent what the Company's actual results of operations would have been for such periods had the transactions actually occurred on January 1, 1997.

                                  14

Recent Events
     On July 27, 1998, the Company announced a restructuring program that is expected to result in restructuring and other charges of between $135 million and $145 million (including a special income tax charge of $23 million discussed below) to its third quarter earnings. This restructuring is part of the implementation of a combined operating plan related to the integration of old Sealed Air and Cryovac, which the Company believes should reduce annual operating costs by approximately $45 million by the end of 1999. The Company's financial statements for the period ended June 30, 1998 do not include the effect of this restructuring program.

Results of Operations
Discussion and Analysis of Actual Operating Results
     The Company's net sales increased 45% to $670,005,000 in the second quarter of 1998 from $463,211,000 in the second quarter of 1997. For the six-month period, the Company's net sales increased 24% to $1,101,040,000 in 1998 from $885,904,000 in 1997. These increases in net sales as well as most of the increases in cost of sales, marketing, administrative and development expenses and other costs and expenses, including the substantial increases in interest expense and amortization of goodwill, that the Company experienced in both the second quarter and first six months of 1998 were due to the inclusion of old Sealed Air's operations in these periods and adjustments arising from the Merger, the Reorganization and the Recapitalization.
     Gross profit declined as a percentage of net sales to 33.9% from 35.3% for the second quarter of 1997. During the second quarter of 1998, the Company incurred a non-cash inventory charge of approximately $8,000,000, or $0.06 per share (the "Inventory Charge"), resulting from the turnover of certain of the Company's inventories previously stepped-up to fair value in connection with the Merger. Excluding the effect of the Inventory Charge, gross profit as a percentage of net sales would have been 35.1%. For the first six months of 1998, gross profit as a percentage of net sales was 33.3% (34.1% excluding the effect of the Inventory Charge) compared to 35.2% in the 1997 period.
     Included in marketing, administrative and development expenses are certain corporate expenses that were allocated to Cryovac by W. R.
Grace & Co. prior to the Merger which amounted to $18,044,000 in 1998 prior to the Merger and $10,003,000 and $19,819,000 in the second quarter and first six months of 1997, respectively. Such allocated expenses ceased as a result of the Merger. However, following the Merger, the Company has and will continue to incur marketing, administrative and development expenses that will partially offset the savings derived from the elimination of these allocated expenses. Additionally, as a result of the Merger, the Company recorded goodwill amortization of $12,018,000 in the second quarter of 1998.

                             15

     For the second quarter and first six months of 1998, operating profit increased to $90,958,000 and $136,537,000, respectively, compared to $68,077,000 and $131,382,000 for the comparable 1997 periods, primarily due to the gross profit on the added net sales of old Sealed Air from April 1, 1998 partially offset by the higher level of goodwill amortization arising from the Merger and the changes in costs and expenses discussed above.
     The increase in other expense, net for both the second quarter and the first six months of 1998 was due primarily to interest expense on the debt incurred in connection with the Reorganization.
     The Company's effective income tax rates for the second quarter and first six months of 1998 were 48.3% and 45.0%, respectively, compared to 41.2% for the 1997 periods. The higher effective income tax rates in the 1998 periods resulted primarily from the non-deductibility of goodwill amortization.
     Net earnings declined to $35,565,000 compared with $38,259,000 for the second quarter of 1997 and to $62,617,000 compared with $75,519,000 for the first six months of 1997 primarily due to the higher effective tax rate and the higher level of interest expense, which more than offset the increase in operating profit.
     Basic and diluted earnings per common share for the second quarter and first six months of 1998 declined by a greater rate than net earnings primarily as a result of the higher average number of shares of common stock outstanding during the 1998 periods.


Discussion and Analysis of Pro Forma Operating Results

     The following discussion relates to the unaudited selected pro forma financial information that appears in note 8 to the financial statements included in this Form 10-Q.
     Net sales for the second quarter of 1998 decreased marginally to $670,005,000 compared with pro forma net sales of $674,498,000 for the second quarter of 1997. Pro forma net sales for the first six months of 1998 increased marginally to $1,313,792,000 compared to $1,299,730,000 for the first six months of 1997.
     The Company's net sales were affected in the second quarter and first six months of 1998 by the continued weakness of foreign currencies compared with the U.S. dollar, particularly in the Asia-Pacific region, continued sluggish sales in Asia and the spill-over of the Asian economic crisis into other markets, particularly Australia, New Zealand and Latin America. Excluding the negative effect of foreign currency translation, net sales would have increased on a pro forma basis 3% and 5% compared to the second quarter and first six months of 1997, respectively, primarily due to higher unit volume. In the second quarter of 1998, the rate of increase in the Company's unit volume was lower than the rate of increase in unit volume in the first quarter of 1998 for the reasons discussed above. The negative effect of foreign currency translation more than offset the increase in unit volume in the second quarter and partially offset the increase in unit volume in the six-month period. Price and product mix changes had a minor negative effect on sales in the 1998 periods compared with the 1997 periods.

                                  16

     Net sales from domestic operations increased approximately 3% and 5% on a pro forma basis compared with the second quarter and first six months of 1997, respectively, primarily due to increased unit volume. Net sales from foreign operations, which represented 46% of the Company's total net sales in both periods, decreased 5% and 3% compared with the second quarter and first six months of 1997, respectively, primarily due to the negative effect of foreign currency translation which more than offset increased unit volume.
     Net sales of the Company's food and specialty packaging products, which consist primarily of the Company's Cryovac(R) food packaging products and Dri-Loc (R) absorbent pads, decreased marginally on a pro forma basis compared with the second quarter of 1997 and increased marginally on a pro forma basis compared with net sales for the first six months of 1997. These changes were due primarily to increased unit volume offset by the negative effect of foreign currency translation. Excluding the effect of foreign currency translation, net sales of these products would have increased on a pro forma basis by 3% and 5% for the second quarter and first six months of 1998, respectively.
     Net sales of the Company's protective packaging and other packaging products, which consist primarily of Cryovac (R) industrial and consumer packaging, Instapak (R) chemicals and equipment, air cellular and polyethylene foam surface protection and cushioning materials and protective and durable mailers and bags, increased 1% on a pro forma basis for the second quarter and 3% for the first six months of 1998 primarily due to higher unit volume, which was partially offset in both periods by the negative effect of foreign currency translation and, in the second quarter, by changes in product mix. Excluding the effect of foreign currency translation, net sales in this class of products would have increased on a pro forma basis by 3% and 5% for the second quarter and first six months of 1998, respectively.
     Gross profit for the second quarter of 1998 on a pro forma basis (which excludes the effect of the Inventory Charge) decreased $5,924,000 and, as a percentage of net sales, decreased to 35.1% from 35.7% in 1997.
 These declines were primarily due to the higher levels of depreciation arising from capital expenditures made in prior years partially offset by certain lower raw material costs. The 35.1% rate was higher than the Company's gross profit as a percentage of net sales in the first quarter of 1998 reflecting the higher level of net sales compared to the first quarter and certain manufacturing and product introduction costs and changes in product mix that affected the first quarter.
     On a pro forma basis, marketing, administrative and development expenses as a percentage of net sales increased modestly in the second quarter and first six months of 1998 compared with the respective 1997 periods.
     Operating profit for the second quarter and first six months of 1998 increased 2% on a pro forma basis due to the absence in 1998 of certain restructuring charges that were included in the 1997 period partially offset by the changes in costs and expenses discussed above. Excluding the 1997 restructuring charges, pro forma operating income for the second quarter and first six months of 1998 decreased 7% due primarily to the lower gross profit described above.

                                  17

     Interest expense primarily reflects the interest expense on the borrowings under the Credit Agreements made in connection with the Reorganization.
     On a pro forma basis, the Company's effective income tax rates were 46.6% and 46.3% in the second quarters of 1998 and 1997, respectively, and 46.5% and 46.6% for the first six months of 1998 and 1997, respectively. These rates are higher than the Company's historical 1997 effective income tax rate primarily due to the non-deductibility for tax purposes of the amortization of goodwill resulting from the Merger. The Company expects that this higher effective tax rate will continue in future periods. The Company expects to record a special income tax charge of approximately $23 million in the third quarter of 1998 for the assumed repatriation to the U.S. of that portion of the accumulated earnings of its foreign subsidiaries that are not considered permanently invested in their businesses. The subsidiaries of old Sealed Air have previously reported their earnings on this basis.
     Net earnings increased 5% on a pro forma basis to $40,992,000 from $39,061,000 for the second quarter of 1998 and decreased 1% on a pro forma basis to $73,797,000 from $74,780,000 for the first six months of 1997 primarily due to the changes in operating profit discussed above.
     On a pro forma basis, which excludes the $8 million, or $0.06 per share, Inventory Charge, basic and diluted earnings per common share were $0.27 and $0.26, for the second quarter of 1998 and 1997, respectively, and basic and diluted earnings per common share were $0.45 and $0.47 for the first six months of 1998 and 1997, respectively. The effect of the conversion of the Company's outstanding convertible preferred stock is not considered in the calculation of diluted earnings per common share because it would be anti-dilutive (i.e., would increase earnings per share on a pro forma basis to $0.36 for the second quarter of 1998 compared with $0.34 for the second quarter of 1997 and to $0.64 for the first six months of 1998 compared with $0.65 for the 1997 period).

Liquidity and Capital Resources
     The Company's principal sources of liquidity are cash flows from operations and amounts available under the Company's existing lines of credit, including the Credit Agreements mentioned above. Prior to the consummation of the Merger, Cryovac participated in a centralized cash management system, whereby cash received from operations was transferred to, and disbursements were funded from, centralized corporate accounts.
As a result, any cash needs of Cryovac in excess of cash flows from operations were transferred to these corporate accounts and used for other corporate purposes. In the first six months of 1997, $1,804,000 of net cash was advanced by Cryovac to W. R. Grace & Co.-Conn. (which is now part of New Grace) pursuant to these procedures. In connection with the Reorganization, most of the Company's net cash at March 31, 1998 (other than $51,259,000 cash recorded on the balance sheet of old Sealed Air immediately before the Merger) was transferred to New Grace.
      Net cash provided by operating activities amounted to $155,870,000 and $64,134,000 in the first six months of 1998 and 1997, respectively. The increase in operating cash flows in the first six months of 1998 was primarily due to higher levels of depreciation and amortization and changes in operating assets and liabilities.

                              18

     Net cash provided by investing activities amounted to $20,723,000 in the first six months of 1998 which includes the cash acquired from old Sealed Air of $51,259,000 at the time of the Merger, which more than offset cash used for capital expenditures and acquisitions. Cash used in investing activities amounted to $62,330,000 in the first six months of 1997, which includes cash used for capital expenditures and acquisitions. Capital expenditures for the first six months were $32,462,000 in 1998 and $50,636,000 in 1997. The decrease in 1998 reflects the completion in 1997 of several major Cryovac manufacturing expansion programs. As the assets of old Sealed Air were acquired in the Merger through the issuance of common stock, the consolidated statement of cash flows for the first six months of 1998 does not reflect the changes in the related balance sheet items caused by the addition of old Sealed Air's assets and liabilities, except for old Sealed Air's cash balance. The non-cash acquisition of such net assets is reflected as supplementary information to the consolidated statement of cash flows, net of cash.
     Net cash used in financing activities amounted to $143,451,000 in the first six months of 1998 primarily reflecting the payment of $125,768,000 of debt, principally relating to the Credit Agreements. Cash flows from financing activities in 1998 also reflected the proceeds from borrowings under the Credit Agreements, offset by the payment of the contribution of funds to New Grace in connection with the Reorganization. In the first six months of 1997, $1,804,000 of net cash was advanced by the Company to
W. R. Grace & Co. - Conn. pursuant to the cash management procedures discussed above.
     At June 30, 1998, the Company had working capital of $267,885,000, or 7% of total assets, compared to working capital of $343,741,000, or 21% of total assets, at December 31, 1997. The decrease in working capital primarily reflects the increase in notes payable and current installments of long-term debt of $164,062,000 due primarily from the borrowings made under the Credit Agreements, partially offset by the acquired working capital of old Sealed Air.
     The Company's ratio of current assets to current liabilities (current ratio) was 1.5 at June 30, 1998 and 2.9 at December 31, 1997. The Company's ratio of current assets less inventory to current liabilities (quick ratio) was 0.9 at June 30, 1998 and 1.6 at December 31, 1997. The decreases in these ratios in 1998 resulted primarily from the decreases in working capital discussed above.
     Prior to the Merger, Cryovac had no capital structure since it was operated by divisions or subsidiaries of the Company. In addition, there was no allocation of the Company's borrowings and related interest expense, except for interest capitalized as a component of Cryovac's properties and equipment. Therefore, the financial position of the Company at December 31, 1997 was not indicative of the financial position that would have existed if Cryovac had been an independent stand-alone entity at that time. At June 30, 1998, the consolidated balance sheet reflects the consolidated financial position of the Company, as adjusted for the Reorganization, Recapitalization and Merger.

                                 19

     In connection with the Reorganization, the Company entered into the Credit Agreements, one of which is a $1 billion 5-year revolving credit facility that expires on March 30, 2003 and the second of which is a $600 million 364-day revolving credit facility that expires on March 29, 1999. The Credit Agreements provide that the Company and certain of its subsidiaries, including Cryovac and old Sealed Air, may borrow for various purposes, including the refinancing of existing debt, the provision of working capital and for other general corporate needs.
Initial borrowings of approximately $1,258,807,000 were made in connection with the Reorganization.
     The Company's obligations under the Credit Agreements bear interest at floating rates. The weighted average interest rate under the Credit Agreements was approximately 6.2% at June 30, 1998. The Company has entered into certain interest rate swap agreements that have the effect of fixing the interest rates on a portion of such debt. The weighted average interest rate at June 30, 1998 did not change as a result of the derivative financial instruments.
     The Credit Agreements provide for changes in borrowing margins based on financial criteria and impose certain limitations on the operations of the Company and certain of its subsidiaries. These limitations include financial covenants relating to interest coverage and debt leverage as well as certain restrictions on the incurrence of additional indebtedness, the creation of liens, mergers and acquisitions, and certain dispositions of property or assets. The Company was in compliance with these requirements as of June 30, 1998.
     At June 30, 1998, the Company had available lines of credit, including those available under the Credit Agreements, of approximately $1,735,000,000 of which approximately $565,000,000 were unused. Such lines of credit permit the Company and certain of its subsidiaries to make borrowings for working capital and other corporate purposes.
     Since Cryovac did not have a separately identifiable capital structure before the Merger, the balance sheet as of December 31, 1997 reflects the net assets of Cryovac at such date rather than shareholders' equity. In connection with the Recapitalization, the Company recapitalized the outstanding shares of Old Grace Common Stock into outstanding shares of a new common stock and Series A convertible preferred stock. In connection with the Merger, the Company issued 42,624,246 shares of common stock to the shareholders of old Sealed Air.
      The convertible preferred stock votes with the common stock on an as-converted basis, pays a cash dividend, as declared by the Board, at an annual rate of $2.00 per share, payable quarterly in arrears, will be redeemable at the option of the Company beginning March 31, 2001, subject to certain conditions, and will be subject to mandatory redemption on March 31, 2018 at $50.00 per share, plus accrued and unpaid dividends. Because it is subject to mandatory redemption, the convertible preferred stock is classified outside of the shareholders' equity section of the balance sheet at the mandatory redemption value of $50.00 per share.

                                  20

     The Company's shareholders' equity was $467,896,000 at June 30, 1998. The decrease in total equity (shareholders' equity of $467,896,000 at June 30, 1998 and net assets of $1,352,628,000 at December 31, 1997) was primarily due to the cash transferred to New Grace in connection with the Reorganization and the issuance and classification of the convertible preferred stock outside of shareholders' equity, partially offset by the common stock issued in connection with the Merger.



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

                                 21

Recently Issued Statements of Financial Accounting Standards
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").
This statement, which becomes effective for the Company beginning
January 1, 2000, establishes accounting and operating standards for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts. The Company is reviewing the potential impact, if any, of SFAS 133 on its financial statements.
     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, "Employers' Disclosure about Pensions and Other Post-retirement Benefits," ("SFAS 132") which became effective for the Company for the annual period beginning January 1, 1998. SFAS 132 requires additional information about the changes in the benefit obligation and fair value of plan assets during the period, while standardizing the disclosure requirements for pensions and other postretirement benefits. The Company will include such disclosures in its Form 10-K filing for the year ended
December 31, 1998.
      In June 1997, the Financial Accounting Standards Board released Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). Both statements became effective for the Company beginning January 1, 1998. These statements require disclosure of certain components of changes in equity and certain information about operating segments and geographic areas of operation, respectively. The Company adopted SFAS 130 in the first quarter of 1998 (see "Consolidated Statements of Comprehensive Income"). The Company is completing its evaluation of the disclosure requirements of SFAS 131 and will begin such disclosures in its Form 10-K filing for the year ended December 31, 1998. These statements do not have any effect on the results of operations or financial position of the Company.

Forward-Looking Statements
     Certain statements made by the Company in this report and in future oral and written statements by management of the Company may be forward-looking in nature, or "forward-looking statements." These forward-looking statements are based upon management's current expectations concerning future events and discuss, among other things, anticipated future performance and future business plans. Forward-looking statements are identified by such words and phrases as "expects," "believes,"
"will continue," "plans to," "could be," and similar expressions. Forward-looking statements are necessarily subject to uncertainties, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements.
     While the Company is not aware that any of the factors listed below will adversely affect the future performance of the Company, the Company recognizes that it is subject to a number of uncertainties, such as the continuing effect of the Asian economic crisis on business and market

                                 22
conditions in Asia and in other markets, continued weakness of foreign currencies against the U.S. dollar, the ability of the Company to implement integration and restructuring activities and the success of those efforts, general economic, business and market conditions, conditions in the industries and markets that use the Company's packaging materials and other products, the development and success of new products, the Company's success in entering new markets, competitive factors, raw material availability and pricing, changes in the Company's relationship with customers and suppliers, future litigation and claims (including environmental matters) against the Company, changes in domestic or foreign laws or regulations, or difficulties related to the Year 2000 issue.


                                      PART II

                                 OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

          On June 26, 1998, the Corporation held its 1998 annual meeting of stockholders, at which the stockholders elected three Class III directors for a three-year term, approved an amendment to the Corporation's Contingent Stock Plan and the adoption of the Corporation's Restricted Stock Plan for Non-Employee Directors and ratified the appointment of KPMG Peat Marwick LLP as the Corporation's independent public accountants for 1998. However, the stockholders did not approve three proposed amendments to the Corporation's Amended and Restated Certificate of Incorporation that would repeal certain provisions, which amendments required the affirmative vote of 80% in voting power of the Corporation's capital stock. Such provisions were as follows:

          (a) provisions requiring a classified board and removal of directors only for cause;

          (b) a provision prohibiting stockholder action by written consent; and

          (c) a provision requiring 80% stockholder vote to amend the Corporation's bylaws.

          The following Class I and Class II directors, whose terms expire at the annual meetings in 1999 and 2000, respectively, continued in office following the 1998 annual meeting:

               Class I: Hank Brown, John K. Castle, Charles F. Farrell, Jr., and Alan H. Miller

               Class II: Christopher Cheng, T. J. Dermot Dunphy, Virginia
               A. Kamsky, and John E. Phipps

          A total of 73,200,909 shares of common stock and 26,378,576 shares of Series A Convertible Preferred Stock (preferred stock) were voted in person or by proxy at the annual meeting, representing approximately 96,545,948 votes, or approximately 84% of the voting power of the Corporation entitled to vote at such meeting. Each share of common stock was entitled to one vote on each matter before the meeting, and each share of preferred stock was entitled to 0.885 votes on each matter before the meeting. The votes cast on the matters before the meeting, including the broker non-votes where applicable, were as follows:



Nominees for Election                      Number of Votes
to Board of Directors:              In Favor             Withheld

  Lawrence R. Codey                	96,024,844           521,104
  David Freeman                     96,029,591           525,356
  Robert L. San Soucie              95,880,754           665,194

Approval of proposed                For               66,024,089
amendments to Contingent            Against           30,120,628
Stock Plan                          Abstentions          401,231

Approval of Restricted              For               93,115,018
Stock Plan for Non-                 Against            2,990,373
Employee Directors                  Abstentions	         440,558


                             24

Approval of proposed amendments to Certificate of Incorporation:

  (a) Classified board and          For               80,780,262
        removal for cause           Against            1,051,613
                                    Abstentions	         436,350
                                    Broker Non-Votes  14,277,723

 (b)  Stockholder action            For                80,757,431
       by written consent           Against             1,054,416
                                    Abstentions	          455,917
                                    Broker Non-Votes   14,278,184

  (c)  80% stockholder vote         For                80,786,933
        to amend by-laws            Against             1,049,496
                                    Abstentions	          431,335
                                    Broker Non-Votes   14,278,184



Ratification of KPMG               	For                96,110,291
Peat Marwick LLP as                 Against               149,404
independent accountants	            Abstentions	          286,253



Item 6.  Exhibits and Reports on Form 8-K.



          (a)   Exhibits



Exhibit Number                          Description



      10.1  Contingent Stock Plan of the Corporation, as amended
[incorporated by reference to Exhibit 4.3 to the Corporation's
Registration Statement on Form S-8, Registration No. 333-59197].

      10.2  Restricted Stock Plan for Non-Employee Directors.
[incorporated by reference to Annex E of the Corporation's Proxy Statement for the annual meeting held on June 26, 1998, File No. 1-12139].

      27    Financial Data Schedule.

            (b)  Reports on Form 8-K

           The Corporation filed the following Reports on Form 8-K during the second quarter of 1998:

Date of Filing         Disclosures

April 6, 1998 as       Changes in the Corporation's certifying accountants
Amended April 29,      from Price Waterhouse LLP to KPMG Peat Marwick LLP.
1998

April 15, 1998         Closing of the transactions under the Merger
                       Agreement. The Report also disclosed changes in the Board of Directors and officers of the Corporation, the approval of an Amended and Restated Certificate of Incorporation for the Corporation and the adoption of new by-laws for the Corporation.

                               25

                 The Report included the following financial statements:

                 1. Consolidated Financial Statements for the years ended December 31, 1997, 1996 and 1995 for Sealed Air Corporation (US).

                 2. Grace Packaging Special-Purpose Combined Financial Statements as of December 31, 1997 and 1996 and for each of the three years ended December 31, 1997.

                 3. Unaudited pro forma condensed consolidated financial information for the year ended December 31, 1997 giving effect to the transactions under the Merger Agreement.





                               26

                                 Signatures



        Pursuant to the requirements of the Securities Exchange Act of

        1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SEALED AIR CORPORATION




        Date:  August 14, 1998         By s/Jeffrey S. Warren
                                       Jeffrey S. Warren
                                       Controller
                                       (Authorized Executive
                                       Officer
                                       and Chief Accounting
                                       Officer)




                           27
