Form 10-Q
period 1998-09-30
SEALED AIR CORP/DE
filed 1998-11-13
CIK 1012100

SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, D.C. 20549

			    ------------------
				 FORM 10-Q


	   (Mark One)
		( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		       OF THE SECURITIES EXCHANGE ACT OF 1934

		   For the quarterly period ended September 30, 1998

				    OR

		(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
		       OF THE SECURITIES EXCHANGE ACT OF 1934

		  For the transition period from ________to_______


		      Commission file number 1-12139



			  SEALED AIR CORPORATION
	  (Exact name of registrant as specified in its charter)


	   Delaware                                         65-0654331
-------------------------------                        ----------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification Number)


Park 80 East
Saddle Brook, New Jersey                                    07663-5291
------------------------                               ----------------------
(Address of Principal                                       (Zip Code)
Executive Offices)


Registrant's telephone number, including area code  (201) 791-7600



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO


There were 83,424,661 shares of the registrant's common stock, par value $0.10 per share, and 35,941,851 shares of the registrant's convertible preferred stock, par value $.10 per share, outstanding as of October 31, 1998.



				  PART I
			   FINANCIAL INFORMATION

		  SEALED AIR CORPORATION AND SUBSIDIARIES
		Consolidated Statements of Earnings (Loss)
      For the Three and Nine Months Ended September 30, 1998 and 1997
		(In thousands of dollars except share data)
				(Unaudited)

					  For the                    For the
				     Three Months Ended          Nine Months Ended
					September 30               September 30
				     1998          1997          1998          1997
				    ------        ------        ------        ------
Net sales                          $684,302     $461,835      $1,785,342   $1,347,739

Cost of sales                       443,249      299,699       1,177,107      873,856
				    -------      -------       ---------    ---------

Gross profit                        241,053      162,136         608,235      473,883

Marketing, administrative and
 development expenses               130,994      102,677         349,531      273,324

Goodwill amortization                11,756           90          23,864          270

Restructuring and other charges     111,074       (1,167)        111,074        8,371

Operating profit (loss)             (12,771)      60,536         123,766      191,918

Other income (expense):
 Interest expense                   (18,968)        (258)        (39,692)        (406)
 Other, net                          (3,342)         958          (5,290)      (1,809)
				    -------      -------       ---------    ---------
   Other income (expense), net      (22,310)         700         (44,982)      (2,215)
				    -------      -------       ---------    ---------

Earnings (loss) before
 income taxes                       (35,081)      61,236          78,784      189,703

Income taxes                         19,022       25,210          70,270       78,158
				    -------      -------       ---------    ---------

Net earnings (loss)                $(54,103)    $ 36,026      $    8,514   $  111,545
				    =======      =======       =========    =========

Less:  Preferred dividends           17,999          --           36,010          --

Excess of book value over repurchase
   price of preferred stock             816          --              816          --

Net earnings (loss) applicable
   to common shareholders          $(71,286)    $ 36,026      $  (26,680)  $  111,545
				    =======      =======       =========    =========
Earnings(loss)per common share
   (see Note 4):
      Basic                        $(   .85)    $    .45      $  (   .64)  $     1.44
				    =======      =======       =========    =========
      Diluted                      $(   .85)    $    .45      $  (   .64)  $     1.43
				    =======      =======       =========    =========

Weighted average number of
 common shares outstanding (000's):
   Basic                             83,637       39,890          69,504       39,998
				    =======      =======       =========    =========
   Diluted                           83,637       40,063          69,504       40,171
				    =======      =======       =========    =========

See accompanying notes to consolidated financial statements.


			  SEALED AIR CORPORATION
			Consolidated Balance Sheets
		 September 30, 1998 and December 31, 1997
		(In thousands of dollars except share data)
				(Unaudited)


						      September 30,     December 31,
							  1998              1997
  ASSETS                                              -------------     ------------
  ------
Current assets:

  Cash and cash equivalents                            $ 39,914          $    --

  Notes and accounts receivable, less allowance
    for doubtful accounts of $17,744 in 1998 and
    $7,256 in 1997                                      438,440            272,194

  Inventories                                           301,252            225,976

  Other current assets                                   50,271             29,188
						      ---------          ---------

     Total current assets                               829,877            527,358
						      ---------          ---------

  Property and equipment:
    Land and buildings                                  403,062            320,099
    Machinery and equipment                           1,310,195          1,125,567
    Other property and equipment                        121,066            119,533
    Construction in progress                             78,037            187,797
						      ---------          ---------
						      1,912,360          1,752,996
  Less accumulated depreciation and amortization        793,883            712,844
						      ---------          ---------
	 Property and equipment, net                  1,118,477          1,040,152
						      ---------          ---------

  Goodwill, less accumulated amortization of
  $23,946 in 1998 and $379 in 1997                    1,870,445             13,433

  Other assets                                          196,742             65,888
						      ---------          ---------

						     $4,015,541         $1,646,831
						      =========          =========





			    SEALED AIR CORPORATION
			  Consolidated Balance Sheets
	     September 30, 1998 and December 31, 1997 (Continued)
		  (In thousands of dollars except share data)
				  (Unaudited)

							September 30,     December 31,
							    1998              1997
							-------------     ------------

  LIABILITIES, CONVERTIBLE PREFERRED STOCK & EQUITY
  -------------------------------------------------
    Current Liabilities:
      Notes payable and current
	installments of long-term debt                   $   94,079       $        --

      Accounts payable                                      170,216           114,907

      Other accrued liabilities                             237,016            68,710

      Income taxes payable                                   41,368                --
							  ---------         ---------

	 Total current liabilities                          542,679           183,617

    Long-term debt, less current
      installments                                        1,038,653                --

    Deferred income taxes                                   147,612            13,939

    Other non-current liabilities                            88,485            96,647
							  ---------         ---------

	 Total liabilities                                1,817,429           294,203
							  ---------         ---------

    Convertible preferred stock, $50.00 per share
       redemption value.  Authorized 50,000,000
       shares, issued 36,021,851 shares in 1998,
       including 80,000 shares in treasury                1,797,093               --

    Equity:

      Net assets                                                 --         1,482,682
      Accumulated translation adjustment                         --          (130,054)

      Shareholders' equity:
	Common stock, $.10 par value. Authorized
	  400,000,000 shares, issued 83,796,061
	  shares in 1998                                      8,379               --
	Additional paid-in capital                          624,168               --
	Accumulated deficit                                 (54,548)              --
	Accumulated translation adjustment                 (134,233)              --
							  ---------         ---------
							    443,766               --
							  ---------         ---------

	Less:  Deferred compensation                         32,480
	Less:  Cost of treasury common stock,
		 286,800 shares                              10,267               --
							  ---------         ---------

	   Total equity                                     401,019         1,352,628
							  ---------         ---------
							 $4,015,541        $1,646,831
							  =========         =========

See accompanying notes to consolidated financial statements.


		  SEALED AIR CORPORATION AND SUBSIDIARIES
		   Consolidated Statements of Cash Flows
	   For the Nine Months Ended September 30, 1998 and 1997
			 (In thousands of dollars)
				(Unaudited)

							       1998          1997
							     --------      --------
Cash Flows From Operating Activities:
  Net earnings                                              $   8,514     $ 111,545
  Adjustments to reconcile net earnings to
    net cash provided by operating activities, net of
    effect of businesses acquired:
      Depreciation and amortization                           139,277        78,701
      Deferred taxes                                           (5,501)       12,261
      Restructuring and other charges                          67,785         8,371
      Loss on disposals of property and equipment                 587           594
Cash provided (used) by changes in:
	Notes and accounts receivable                         (23,629)       (5,161)
	Inventories                                             5,560        (2,355)
	Other current assets                                    2,603        (2,910)
	Other assets                                          (12,146)       (5,150)
	Accounts payable                                        4,807       (20,170)
	Income taxes payable                                   19,158             -
	Other accrued liabilities                              62,649       (19,998)
	Other non-current liabilities                           6,802         7,318
							    ---------     ---------

    Net cash provided by operating activities                 276,466       163,046
							    ---------     ---------

Cash Flows From Investing Activities:
  Capital expenditures for property and equipment             (55,866)      (77,952)
  Businesses acquired, net of cash acquired and
      debt assumed                                             48,994       (13,709)
  Proceeds from sales of property and equipment                 2,421           260
							    ---------     ---------

    Net cash used in investing activities                      (4,451)      (91,401)
							    ---------     ---------

Cash Flows From Financing Activities:
  Net advances to W. R. Grace & Co.-Conn.                     (14,062)      (71,645)
  Proceeds from Credit Agreements                           1,258,807           --
  Payment of debt, principally Credit
      Agreements                                             (187,067)          --
  Payment of contribution to New Grace                     (1,256,614)          --
  Net payments on notes payable                                (2,144)          --
  Purchase of Treasury Stock                                  (10,195)          --
  Purchase of Company Preferred Stock                          (3,184)          --
  Dividends Paid                                              (18,011)          --
							    ---------     ---------

    Net cash used in financing
       activities                                            (232,470)      (71,645)
							    ---------     ---------

Effect of exchange rate changes on cash and cash
  equivalents                                                     369           --
							    ---------     ---------

Cash and Cash Equivalents:

  Increase during the period                                   39,914           --
  Balance, beginning of period                                    --            --
							    ---------     ---------

  Balance, end of period                                   $   39,914    $      --
							    =========     =========



		  SEALED AIR CORPORATION AND SUBSIDIARIES
		   Consolidated Statements of Cash Flows
     For the Nine Months Ended September 30, 1998 and 1997 (Continued)
			 (In thousands of dollars)
				(Unaudited)

							   1998         1997
							   ----         ----
Supplemental Non-Cash Items:

   Issuance of 36,021,851 shares of convertible
     preferred stock and 40,647,815 shares of common
     stock in connection with the Recapitalization      $1,805,000   $     --
							 =========    ========

   Net assets acquired in exchange for the
     issuance of 42,624,246 shares of common stock in
     connection with the Merger, net of cash balance
     of $51,259 acquired                                $2,089,000   $     --
							 =========    ========















See accompanying notes to consolidated financial statements.



		  SEALED AIR CORPORATION AND SUBSIDIARIES
	  Consolidated Statements of Comprehensive Income (Loss)
      For the Three and Nine Months Ended September 30, 1998 and 1997
			 (In thousands of dollars)
				(Unaudited)

					     For the                   For the
					Three Months Ended        Nine Months Ended
					  September 30              September 30
					 1998        1997          1998        1997
					 ----        ----          ----        ----
Net earnings (loss)                   $(54,103)   $ 36,026        $ 8,514    $111,545

Other comprehensive income:

      Foreign currency
	translation adjustments          8,499     (16,490)        (4,179)    (39,872)
					------      ------          -----     -------

Comprehensive income (loss)           $(45,604)   $ 19,536        $ 4,335    $ 71,673
					======      ======          =====     =======
















See accompanying notes to consolidated financial statements.



		  SEALED AIR CORPORATION AND SUBSIDIARIES
		Notes to Consolidated Financial Statements
			September 30, 1998 and 1997
		 (Amounts in thousands, except share data)
				(Unaudited)



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

(2)  Basis of Presentation

The Merger has been accounted for as a purchase of old Sealed Air by the Company as of March 31, 1998. After giving effect to the Merger, the consolidated statements of earnings and cash flows reflect the consolidated operating results from April 1, 1998 of the Company and its subsidiaries, including Cryovac and old Sealed Air, while the operating results for the first three months of 1998 include only the operating results of Cryovac. The results for 1997 reflect only the operating results of Cryovac. The consolidated balance sheet at December 31, 1997 reflects the financial position of Cryovac only while the consolidated balance sheet at September 30, 1998 reflects the consolidated financial position of the Company and its subsidiaries, including Cryovac and old Sealed Air, after giving effect to the Merger.

In connection with the Merger, the Company issued 42,624,246 shares of common stock at a value of $49.52 per share and incurred costs related to the Merger of approximately $30,000 for a purchase price of approximately $2,141,000 in exchange for the net assets of old Sealed Air. The fair value of such net assets acquired by the Company included approximately $181,000 of property and equipment, approximately $95,800 of working capital (including a cash balance of approximately $51,259), and other long-term assets and liabilities resulting in approximately $1,900,000 of goodwill, which is being amortized over 40 years. See Note 8 for unaudited pro forma financial information for the quarter and nine months ended September 30, 1998 and 1997.

All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position and results of operations for the quarter and nine months ended September 30, 1998 have been made.

(3)  Equity

Prior to the Reorganization and the Merger, Cryovac's operations were conducted by divisions or subsidiaries of the Company, and Cryovac did not have a separately identifiable capital structure. Therefore, the balance sheet as of December 31, 1997 reflects the net assets rather than shareholders' equity of Cryovac at such date. In connection with the Recapitalization, the Company recapitalized the outstanding shares of Old Grace Common Stock into 40,647,815 shares of common stock and 36,021,851 shares of Series A convertible preferred stock (convertible into approximately 31,900,000 shares of common stock), each with a par value of $0.10 per share. In connection with the Merger, the Company issued 42,624,246 shares of common stock to the shareholders of old Sealed Air. During the three months ended September 30, 1998, the Company repurchased 285,000 shares of common stock and 80,000 shares of convertible preferred stock at an aggregate cost of $13,379 which shares are held in treasury. The excess of the book value over cost amounting to $816 of the convertible preferred stock has been credited to additional paid-in-capital.

The convertible preferred stock votes with the common stock on an as-converted basis, pays a cash dividend, as declared by the Board of Directors, at an annual rate of $2.00 per share, payable quarterly in arrears, will become redeemable at the option of the Company beginning March 31, 2001, subject to certain conditions, and will be subject to mandatory redemption on March 31, 2018 at $50.00 per share, plus any accrued and unpaid dividends. Because it is subject to mandatory redemption, the convertible preferred stock is classified outside of the shareholders' equity section of the balance sheet at its mandatory redemption value of $50.00 per share.

On June 26, 1998 the Board of Directors declared a third quarter cash dividend of $0.50 per share on the convertible preferred stock, which is due and payable on October 1, 1998. The Company accrued this dividend in the third quarter. The quarterly dividend paid on July 1, 1998 was accrued during the second quarter of 1998.

The funds that the Company and Cryovac transferred to New Grace in connection with the Reorganization included estimates of amounts that had not been finalized as of the date of the Reorganization. The Company and New Grace have agreed to adjust periodically such amounts as additional facts become available and until the Company has paid or received final agreed-upon amounts. Certain of such amounts may be recorded as adjustments to shareholders' equity.

(4)  Earnings Per Common Share

Prior to the Reorganization and the Recapitalization, Cryovac's operations were conducted by divisions or subsidiaries of the Company, and therefore Cryovac did not have a separately identifiable capital structure upon which a calculation of earnings per common share could be based. In February 1998, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 98, "Computation of Earnings per Share" ("SAB 98"). SAB 98 revised prior SEC guidance concerning presentations of earnings per common share information for companies whose historical financial statements are not indicative of the ongoing entity. SAB 98 requires the presentation of earnings per common share information for all periods for which earnings statement information is presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

In calculating basic and diluted earnings per common share for the 1997 periods and the first nine months of 1998, retroactive recognition has been given to the Recapitalization as if it had occurred on January 1, 1997. Accordingly, net earnings have been reduced for each period by the dividends that would have been payable on the convertible preferred stock (as if such shares had been outstanding during each period) to arrive at earnings available to common stockholders. The weighted average number of outstanding common shares used to calculate basic earnings per common share has been calculated on an equivalent share basis using the weighted average number of shares of common stock outstanding for the first quarter of 1998 and the 1997 periods, adjusted to reflect the terms of the Recapitalization. The weighted average number of common shares used to calculate diluted earnings per common share also considers the exercise of outstanding dilutive stock options. The convertible preferred stock is not considered in the calculation of diluted earnings per common share because the treatment of the convertible preferred stock as the common stock into which it is convertible would be anti-dilutive (i.e., would increase earnings (decrease loss) per common share).

The following represents the reconciliation of the basic and diluted earnings (loss) per common share computations for the three and nine months ended September 30, 1998 and 1997 (shares in thousands).

				      Three Months Ended              Nine Months Ended
					 September 30,                  September 30,
				      1998          1997              1998         1997
				      ----          ----              ----         ----
Basic EPS:
Numerator
---------
Net earnings (loss)                ($54,103)       $36,026           $ 8,514     $111,545
Excess of book value over
 repurchase price of
 preferred stock                        816            --                816           --
Less: Preferred dividends            17,999         18,011            54,021       54,033
				     ------         ------            ------       ------
Earnings (loss) applicable to
  common shareholders              $(71,286)       $18,015          $(44,691)     $57,512
				     ======         ======            ======       ======

Denominator
-----------
Weighted average common shares
  outstanding - basic                83,637         39,890            69,504       39,998
				     ======         ======            ======       ======

Basic earnings (loss) per
   common share                      $(0.85)         $0.45(a)         $(0.64)(a)    $1.44(a)
				     ======         ======            ======       ======

Diluted EPS:
Numerator
---------
Earnings (loss) applicable to
     common shareholders           $(71,286)       $18,015          $(44,691)     $57,512
				     ======         ======            ======       ======

Denominator
-----------
Weighted average common shares
  outstanding - basic                83,637         39,890            69,504       39,998
				     ======         ======            ======       ======

Effect of assumed
   exercise of options                  --             173               --           173


Weighted average common shares
  outstanding - diluted              83,637         40,063            69,504       40,171
				     ======         ======            ======       ======

Diluted earnings (loss) per
     common share                   $ (0.85)         $0.45(a)         $(0.64)(a)    $1.43(a)
				     ======         ======            ======       ======


(a) Such earnings (loss) per common share amounts are not necessarily indicative of the results that would have occurred had Cryovac been a stand-alone company for the periods prior to March 31, 1998.

(5)  Inventories

At September 30, 1998, the components of inventories by major classification (raw materials, work in process and finished goods) are as follows:

					  September 30,      December 31,
					      1998              1997
					  -------------      ------------

Raw materials                               $  70,189         $  44,043
Work in process                                59,355            54,532
Finished goods                                189,336           142,282
					      -------           -------
    Subtotal                                  318,880           240,857
Less LIFO reserve                              17,628            14,881
Total inventory                             $ 301,252         $ 225,976
					      =======           =======


(6)  Income Taxes

The Company's effective income tax rates were 46.0% and 41.2% for the third quarters of 1998 and 1997, respectively, before giving effect to the tax benefit associated with 1998 restructuring and other charges (note 9) and the special income tax charge discussed below. Such rates were higher than the statutory U.S. federal income tax rate primarily due to the non-deductibility of goodwill amortization resulting from the Merger and state income taxes. During the third quarter, the Company incurred a special income tax charge of $26 million for the assumed repatriation to the U.S. of that portion of accumulated earnings of its foreign subsidiaries that are no longer considered permanently invested in their businesses.

All tax liabilities related to earnings of Cryovac prior to the Merger were or will be paid by W. R. Grace & Co.-Conn. The liability for income taxes payable reflected on the consolidated balance sheet at September 30, 1998 relates to accrued income taxes of old Sealed Air for the first nine months of 1998 and of Cryovac for the period subsequent to April 1, 1998.

(7)  Debt

At September 30, 1998, debt consisted primarily of borrowings that were made in connection with the Reorganization under the Credit Agreements described below and also includes certain other loans incurred by the Company's subsidiaries. The balance sheet at December 31, 1997 does not reflect any long-term debt or notes payable because, prior to the Merger, the Company generally borrowed for its subsidiaries and divisions and did not allocate such debt to those subsidiaries or divisions.

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

The Company's obligations under the Credit Agreements bear interest at floating rates. The weighted average interest rate under the Credit Agreements was approximately 6.2% at September 30, 1998. The Company has entered into certain interest rate swap agreements that have the effect of fixing the interest rates on a portion of such debt. The weighted average interest rate at September 30, 1998 did not change as a result of these derivative financial instruments.

The Credit Agreements provide for changes in borrowing margins based on financial criteria and impose certain limitations on the operations of the Company and certain of its subsidiaries. These limitations include financial covenants relating to interest coverage and debt leverage as well as certain restrictions on the incurrence of additional indebtedness, the creation of liens, mergers and acquisitions, and certain dispositions of property or assets. The Company was in compliance with these requirements as of September 30, 1998.

(8) Pro Forma Information

The following table presents selected unaudited pro forma financial information for the three and nine-month periods ended September 30, 1998 and 1997 that has been prepared as if the Reorganization, the Recapitalization and the Merger had occurred on January 1, 1997. This information is not intended to represent what the Company's actual results of operations would have been for such periods.

      PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
      For the Three and Nine Months Ended September 30, 1998 and 1997
	      (In thousands of dollars except per share data)
				(Unaudited)

						 For the                     For the
					   Three Months Ended          Nine Months Ended
					     September 30(1)             September 30(1)
					   1998          1997          1998(2)      1997
					   ----          ----          ----         ----
Net sales                                $684,302      $667,799     $1,998,094   $1,967,529

Cost of sales                             443,249       430,243      1,302,044    1,267,966
					  -------       -------      ---------    ---------

Gross profit                              241,053       237,556        696,050      699,563

Marketing, administrative and
development expenses                      130,994       125,712        379,640      368,688

Goodwill amortization                      11,756        12,327         35,695       36,169

Restructuring and other charges           111,074        (1,167)       111,074        8,371
					  -------       -------      ---------    ---------

Operating profit                          (12,771)      100,684        169,641      286,335

Interest expense                          (18,968)      (16,778)       (61,448)     (59,730)

Other income (expense), net                (3,342)          958         (5,290)      (1,809)
					  -------       -------      ---------    ---------
Earnings (loss) before income taxes       (35,081)       84,864        102,903      224,796

Income taxes                               21,717        38,515         85,904      103,667
					  -------       -------      ---------    ---------

Net earnings (loss)                      $(56,798)     $ 46,349     $   16,999   $  121,129
					  =======       =======      =========    =========

Preferred dividends                        17,999        18,011         54,021       54,033

Excess of book value over repurchase
  price of preferred stock                    816           --             816          --

Net earnings (loss) applicable to
common shareholders                      $(73,981)     $ 28,338     $  (36,206)  $   67,096
					  =======       =======      =========    =========

Earnings (loss) per common share (3):
   Basic                                 $  (0.88)     $   0.34     $    (0.43)  $     0.81
					  =======       =======      =========    =========
   Diluted                               $  (0.88)     $   0.34     $    (0.43)  $     0.80
					  =======       =======      =========    =========

Weighted average number of
  common shares outstanding (000):
   Basic                                   83,637        83,272         83,504       83,272
					  =======       =======      =========    =========
   Diluted                                 83,637        83,445         83,504       83,445
					  =======       =======      =========    =========


(1) Reflects pro forma adjustments made in combining the historical results of old Sealed Air and Cryovac as a result of the Merger and its related transactions for all periods presented. Such amounts include, among others, incremental goodwill amortization of approximately $10.3 million and incremental interest expense of approximately $20.4 million in the first quarter of 1998 and in each of the first three quarters of 1997.

(2) The data for nine months ended September 30, 1998 includes the Company's actual operating results during the second and third quarters of 1998 but excludes a non-cash inventory charge of approximately $8 million recorded in the second quarter resulting from the turnover of certain of the Company's inventories previously stepped-up to fair value in connection with the Merger.

(3) For purposes of calculating basic and diluted earnings (loss) per common share, net earnings for the first quarter of 1998 and the 1997 periods have been reduced by the dividend ($18,011 per quarter) that would have been payable on the Company's convertible preferred stock (as if such shares had been outstanding during the periods) to arrive at earnings available to common shareholders. The weighted average number of outstanding common shares used to calculate basic earnings per common share is calculated on an equivalent share basis using the shares of common stock outstanding for the first quarter of 1998 and the 1997 periods, adjusted to reflect the terms of the Recapitalization. The assumed conversion of the convertible preferred stock is not considered in the calculation of diluted earnings (loss) per common share as the effect would be anti-dilutive
(i.e., would increase earnings (decrease loss) per share).

(9) Restructuring and Other Charges

Restructuring During the third quarter of 1998, the Company began implementation of a combined operating plan for the post-merger integration of old Sealed Air and Cryovac. This worldwide program focused on stream-lining processes and reducing general and administrative expenses and factory administration costs. In connection with this program, the Company recorded restructuring charges of $43,289 in the third quarter of 1998. These charges primarily related to headcount reductions attributable to the reorganization of operations worldwide as well as costs associated with closing certain facilities throughout the world.

The components of the 1998 restructuring charges, spending and other activity during the third quarter 1998, and the remaining balance as of September 30, 1998 are as follows:

				  Employee
				Termination    Plant/Office      Other
				  Benefits       Closures        Costs        Total
				-----------    ------------    ---------    ---------
Restructuring Provision          $   39,848     $   2,291      $  1,150     $ 43,289

Cash Payments                    (    4,101)    (     526)     (   --  )    (  4,627)
				  ---------      --------       -------      -------

Restructuring Reserve
  Balance September 30, 1998     $   35,747     $   1,765      $  1,150     $ 38,662
				  =========      ========       =======      =======

The above stated reserve is reflected as part of other accrued liabilities and it is anticipated that these cash payments will be substantially completed by the end of 1999.

Employee termination benefits primarily represent severance pay and other benefits associated with the elimination of approximately 750 positions worldwide. Through September 30, 1998, approximately 290 positions had been eliminated.

Other Charges During the third quarter of 1998, the Company determined that, due to changed manufacturing capacity strategies as a result of the Company's post-merger combined operating plan and certain economic conditions in respect to regions and product lines in which the Company operates, certain long-lived assets and related goodwill were impaired. As a result, in the third quarter of 1998, the Company recorded non-cash pretax charges of approximately $67,785. The amount of charges recorded were based on various valuation techniques, including discounted cash flow, replacement cost and net realizable value of assets to be disposed of, as prescribed by SFAS No. 121. The components of the charges were as follows:

	  Goodwill . . . . . . . . . . .   $ 13,008
	  Property and Equipment . . . .     51,720
	  Other Assets . . . . . . . . .      3,057
					    -------
			 Total . . . . .   $ 67,785
					    =======


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

     The Merger has been accounted for as a purchase of old Sealed Air by the Company as of March 31, 1998. As a result, the operating results for the second and third quarters of 1998 reflect the consolidated operating results of the Company and its subsidiaries, including Cryovac and old Sealed Air, from April 1, 1998 while the operating results for the first three months of 1998 include only the operating results of Cryovac. The 1997 periods reflect only the operating results of Cryovac.

     In order to facilitate review of the factors that affected the Company's operating results for the third quarter and first nine months of 1998, the Company has included selected unaudited pro forma financial information in Note 8 to the consolidated financial statements included in this Form 10-Q. This information has been prepared as if the Reorganization, the Recapitalization and the Merger had occurred on January 1, 1997. A discussion and analysis of that information is set forth below. Such pro forma information is not intended to represent what the Company's actual results of operations would have been for such periods had the transactions actually occurred on January 1, 1997.

Restructuring and Other Charges

     During the third quarter of 1998, the Company announced a restructuring program that resulted in restructuring and other charges in the third quarter of $137,074,000. These restructuring and other charges arose out of a review that the Company made of its operations following the Merger in order to develop a combined operating plan for Sealed Air and Cryovac.

     These charges include restructuring and other charges of $111,074,000 consisting of $67,785,000 of asset impairments, $39,848,000 of employee termination costs, and $3,441,000 of exit costs related primarily to facilities closures. The Company expects to incur approximately $43.2 million of cash expenditures in carrying out this restructuring program.
It is anticipated that these cash payments will be substantially completed by the end of 1999. These cash costs include primarily severance and other personnel related costs, costs of terminating leases and facilities disposition costs. The remainder of these restructuring costs relates to the impairment of long-lived assets that were identified during the Company's review of its combined operations. Due to the closing of certain of facilities and the restructuring of certain administrative and other functions, the Company is eliminating approximately 750 positions from its 14,500 person workforce as part of the restructuring.

     These charges also include in the third quarter a special income tax charge of $26 million for the net tax effect of the assumed repatriation to the U.S. of the accumulated earnings of the Company's foreign subsidiaries that are not considered to be permanently invested in their businesses.

Results of Operations

Discussion and Analysis of Actual Operating Results

     The Company's net sales increased 48% to $684,302,000 in the third quarter of 1998 from $461,835,000 in the third quarter of 1997. For the nine-month period, the Company's net sales increased 32% to $1,785,342,000 in 1998 from $1,347,739,000 in 1997. These increases in net sales as well as most of the increases in cost of sales, marketing, administrative and development expenses and other costs and expenses, including the substantial increases in interest expense and goodwill amortization, that the Company experienced in both the third quarter and first nine months of 1998 were due to the inclusion of old Sealed Air's operations in these periods and adjustments arising from the Merger, the Reorganization and the Recapitalization.

      Gross profit increased as a percentage of net sales to 35.2% for the third quarter of 1998 from 35.1% for the third quarter of 1997. For the first nine months of 1998, gross profit declined as a percentage of net sales to 34.1% from 35.2% in the 1997 period reflecting higher levels of depreciation and inventory and equipment parts provisions, which were partly offset by certain lower raw material costs. Gross profit for the first nine months of 1998 includes a one-time inventory charge of $8,000,000 that was recorded in the second quarter resulting from the turnover of certain of the Company's inventories previously stepped-up to fair value in connection with the Merger. Excluding this inventory charge, gross profit for the first nine months of 1998 would have been 34.5% of sales.

     Included in marketing, administrative and development expenses are certain corporate expenses that were allocated to Cryovac by W. R. Grace
& Co. prior to the Merger. These amounted to $18,044,000 in 1998 prior to the Merger and $24,620,000 and $44,439,000 in the third quarter and first nine months of 1997, respectively. Such allocated expenses ceased as a result of the Merger. However, following the Merger, the Company has incurred and expects that it will continue to incur marketing, administrative and development expenses that will partially offset the savings derived from the elimination of these allocated expenses. Additionally, primarily as a result of the Merger, the Company recorded goodwill amortization of $11,756,000 and $23,864,000 in the third quarter and first nine months of 1998, respectively.

     For the third quarter of 1998, the Company reported an operating loss of $12,771,000, which was primarily the result of the restructuring and other charges referred to above. Excluding restructuring and other charges, operating profit would have increased from $59,369,000 in the third quarter of 1997 to $98,303,000 in the third quarter of 1998 and for the nine-month period from $200,289,000 in 1997 to $234,840,000 in 1998.
Such increases in both periods primarily reflect primarily the gross profit on the added net sales of old Sealed Air from April 1, 1998, partially offset by the higher level of goodwill amortization arising from the Merger and the changes in costs and expenses discussed above.

     The increase in other expense, net for both the third quarter and the first nine months of 1998 was due primarily to interest expense on the debt incurred in connection with the Reorganization.

     The Company's income taxes for the third quarter and first nine months of 1998 include a special income tax charge of $26 million for the net tax effect of the assumed repatriation to the U.S. of the accumulated earnings of the Company's foreign subsidiaries that are not considered to be permanently invested in their businesses. The effective income tax rate for the three months and nine months ended September 30, 1998 was 46.0% and 45.2%, respectively, excluding the special income tax charge and the restructuring and other charges discussed above. The higher effective income tax rates in 1998 resulted primarily from the non-deductibility of goodwill amortization.

     As a result of the restructuring and other charges and the special income tax charge discussed above, the Company reported a net loss of $54,103,000 for the third quarter of 1998 compared with net earnings of $36,026,000 for the third quarter of 1997, and net earnings declined to $8,514,000 for the first nine months of 1998 from $111,545,000 for the first nine months of 1997.

     For the third quarter and first nine months of 1998, the Company reported a basic and diluted loss per common share of $(0.85) and $(0.64), respectively. For the third quarter of 1997, the Company reported basic and diluted earnings per share of $0.45, and for the first nine months of 1997 basic and diluted earnings per share were $1.44 and $1.43, respectively.

Discussion and Analysis of Pro Forma Operating Results

     The following discussion relates to the unaudited selected pro forma financial information that appears in Note 8 to the consolidated financial statements included in this Form 10-Q.

     Net sales for the third quarter of 1998 increased 2% to $684,302,000 compared with pro forma net sales of $667,799,000 for the third quarter of 1997. Pro forma net sales for the first nine months of 1998 increased 2% to $1,998,094,000 compared to $1,967,529,000 for the first nine months of 1997.

     The Company's net sales were affected in the third quarter and first nine months of 1998 by the continued weakness of foreign currencies compared with the U.S. dollar, particularly in the Asia-Pacific region, continued sluggish sales in Asia and the spill-over of the Asian economic crisis into other markets, particularly Australia and New Zealand. Excluding the negative effect of foreign currency translation, net sales would have increased on a pro forma basis 6% and 5% compared to the third quarter and first nine months of 1997, respectively, primarily due to higher unit volume. The Company's third quarter 1998 sales improved over the second quarter principally as a result of increased unit volume. The negative effect of foreign currency translation partially offset the increase in unit volume in the third quarter and nine-month periods. Price and product mix changes had a minor negative effect on net sales in the 1998 periods compared with the 1997 periods.

     Net sales from domestic operations increased approximately 5% on a pro forma basis compared with both the third quarter and first nine months of 1997 primarily due to increased unit volume. Net sales from foreign operations, which represented approximately 46% of the Company's total net sales in both periods, were substantially unchanged compared with the third quarter of 1997 and decreased 3% compared with the first nine months of 1997, primarily due to the negative effect of foreign currency translation which more than offset increased unit volume.

     Net sales of the Company's food and specialty packaging products, which consist primarily of the Company's Cryovac[Registered] food packaging products and Dri-Loc[Registered] absorbent pads, increased marginally for both the third quarter and first nine months of 1998 compared with the 1997 periods. These increases were due primarily to increased unit volume offset partially by the negative effect of foreign currency translation. Excluding the effect of foreign currency translation, net sales of these products would have increased on a pro forma basis by 6% and 5% for the third quarter and first nine months of 1998, respectively.

     Net sales of the Company's protective packaging and other packaging products, which consist primarily of Cryovac[Registered] industrial and consumer packaging, Instapak[Registered] chemicals and equipment, air cellular and polyethylene foam surface protection and cushioning materials and protective and durable mailers and bags, increased 6% on a pro forma basis for the third quarter and 4% for the first nine months of 1998 primarily due to higher unit volume, which was partially offset in both periods by the negative effect of foreign currency translation and, in the nine month period, by changes in product mix. Excluding the effect of foreign currency translation, net sales in this class of products would have increased on a pro forma basis by 7% and 6% for the third quarter and first nine months of 1998, respectively.

     On a pro forma basis, gross profit as a percentage of net sales for the third quarter of 1998 decreased to 35.2% from 35.6% in 1997 and for the first nine months of 1998 decreased to 34.8% from 35.6% in 1997. These decreases were primarily due to the higher levels of depreciation arising from capital expenditures made in prior years and to inventory and equipment parts provisions, partially offset by certain lower raw material costs. Also the Company incurred certain manufacturing and product introduction costs and changes in product mix that affected the first quarter of 1998.

     On a pro forma basis, marketing, administrative and development expenses as a percentage of net sales increased modestly in the third quarter and first nine months of 1998 compared with the respective 1997 periods primarily as a result of merger integration activities and additional provisions for doubtful receivables in light of current business conditions.

     On a pro forma basis, before the 1998 and 1997 restructuring and other charges, operating profit decreased by 1% for the third quarter and 5% for the first nine months of 1998 compared with the comparable 1997 periods primarily due to the pro forma changes in costs and expenses discussed above.

     On a pro forma basis, interest expense primarily reflects the interest expense on the borrowings under the Credit Agreements entered into in connection with the Reorganization. Other expense reflects primarily, among other items, foreign exchange losses related to trade purchases. On a pro forma basis and excluding the restructuring and special income tax charges, the Company's effective income tax rates were 47.0% and 45.4% in the third quarters of 1998 and 1997, respectively, and 47.6% and 46.1% for the first nine months of 1998 and 1997, respectively. These rates are higher than the Company's historical 1997 effective income tax rate and statutory rate primarily due to the non-deductibility for tax purposes of goodwill amortization resulting from the Merger. The Company expects that this higher effective tax rate will continue in future periods.

     As a result of the restructuring charges and special income tax charge, the Company recorded on a pro forma basis a net loss of $56,798,000 for the third quarter of 1998 compared to net earnings of $46,349,000 for the 1997 period. On a pro forma basis, net earnings declined from $121,129,000 for the first nine months of 1997 to $16,999,000 for the 1998 period primarily due to the restructuring and special income tax charges discussed above.

     On a pro forma basis, basic and diluted earnings (loss) per common share was $(0.88) for the third quarter of 1998 and $0.34 for the third quarter of 1997. On a pro forma basis, basic and diluted earnings (loss) per common share was $(.43) for the first nine months of 1998 compared to basic and diluted earnings per common share of $0.81 and $0.80, respectively, for the first nine months of 1997. The effect of the conversion of the Company's outstanding convertible preferred stock is not considered in the calculation of diluted earnings (loss) per common share because it would be anti-dilutive (i.e., would increase earnings (decrease loss) per share on a pro forma basis to $0.36 for the third quarter of 1998 compared with $0.40 for the third quarter of 1997 and to $1.00 for the first nine months of 1998 compared with $1.09 for the 1997 period excluding the effects of the restructuring and other charges, including the special income tax charge).

Liquidity and Capital Resources

     The Company's principal sources of liquidity are cash flows from operations and amounts available under the Company's existing lines of credit, including the Credit Agreements mentioned above. Prior to the consummation of the Merger, Cryovac participated in a centralized cash management system, whereby cash received from operations was transferred to, and disbursements were funded from, centralized corporate accounts. As a result, any cash flows from operations that were in excess of Cryovac's cash needs were transferred to these corporate accounts and used for other corporate purposes. In the first nine months of 1997, $71,645,000 of net cash was advanced by Cryovac to W. R. Grace & Co.-Conn. (which is now part of New Grace) pursuant to these procedures. In connection with the Reorganization, most of the Company's net cash at March 31, 1998 (other than $51,259,000 of cash recorded on the balance sheet of old Sealed Air immediately before the Merger) was transferred to New Grace.

     Net cash provided by operating activities amounted to $276,466,000 and $163,046,000 in the first nine months of 1998 and 1997, respectively. The increase in operating cash flows in the first nine months of 1998 was primarily due to the inclusion of the operations of old Sealed Air from April 1, 1998, higher levels of depreciation and amortization and changes in operating assets and liabilities.

     Net cash used in investing activities amounted to $4,451,000 in the first nine months of 1998. The cash acquired from old Sealed Air of $51,259,000 at the time of the Merger offset most of the cash used for capital expenditures and acquisitions. Cash used in investing activities amounted to $91,401,000 in the first nine months of 1997 primarily due to cash used for capital expenditures and acquisitions. Capital expenditures were $55,866,000 for the first nine months of 1998 and $77,952,000 for the 1997 period. The decrease in 1998 reflects the completion in 1997 and early 1998 of several major Cryovac manufacturing expansion programs. As the assets of old Sealed Air were acquired in the Merger through the issuance of common stock, the consolidated statement of cash flows for the first nine months of 1998 does not reflect the changes in the related balance sheet items caused by the addition of old Sealed Air's assets and liabilities, except for old Sealed Air's cash balance. The acquisition of such net assets is reflected as supplementary information to the consolidated statement of cash flows.

     Net cash used in financing activities amounted to $232,470,000 in the first nine months of 1998 primarily due to the repayment of debt, principally relating to the Credit Agreements. Cash flows from financing activities in 1998 also reflected the proceeds from borrowings under the Credit Agreements, offset by the contribution of funds to New Grace in connection with the Reorganization. In the first nine months of 1997, $71,645,000 of net cash was advanced by the Company to W. R. Grace & Co.
- Conn. pursuant to the cash management procedures discussed above.

     On June 26, 1998 the Company received approval from its Board of Directors to purchase up to 5% of the outstanding shares of the Company's Common Stock and Series A Convertible Preferred Stock from time to time, subject to market conditions. Through September 30, 1998 the Company purchased 285,000 shares of Common Stock for approximately $10,195,000 and 80,000 shares of Series A Preferred Stock for approximately $3,184,000. An additional 1,800 shares of the Company's Common Stock was reacquired as a result of forfeitures pursuant to the terms of the Company's contingent stock Plan.

     At September 30, 1998, the Company had working capital of $287,198,000, or 7% of total assets, compared to working capital of $343,741,000, or 21% of total assets, at December 31, 1997. Working capital declined primarily due to the increase in notes payable and current installments of long-term debt of $94,079,000 arising out of borrowings made under the Credit Agreements, partially offset by the acquired working capital of old Sealed Air and an increase in accrued liabilities of $38,662,000 for costs associated with the Company's restructuring program (See Note 9 to Notes to Consolidated Financial Statements).

     The Company's ratio of current assets to current liabilities (current ratio) was 1.5 at September 30, 1998 and 2.9 at December 31, 1997. The Company's ratio of current assets less inventory to current liabilities (quick ratio) was 1.0 at September 30, 1998 and 1.6 at December 31, 1997. The decreases in these ratios in 1998 resulted primarily from the decreases in working capital discussed above.

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

     In connection with the Reorganization, the Company entered into the Credit Agreements, one of which is a $1 billion 5-year revolving credit facility that expires on March 30, 2003 and the second of which is a $600 million 364-day revolving credit facility that expires on March 29, 1999. The Credit Agreements provide that the Company and certain of its subsidiaries, including Cryovac and old Sealed Air, may borrow for various purposes, including the refinancing of existing debt, the provision of working capital and for other general corporate needs. Long term debt, less current installments outstanding at September 30, 1998 includes primarily borrowings under the Credit Agreements made in connection with the Reorganization, less prepayments made through September 30, 1998.

     The Company's obligations under the Credit Agreements bear interest at floating rates. The weighted average interest rate under the Credit Agreements was approximately 6.2% at September 30, 1998. The Company has entered into certain interest rate swap agreements that have the effect of fixing the interest rates on a portion of such debt. The weighted average interest rate at September 30, 1998 did not change as a result of these swap agreements.

     The Credit Agreements provide for changes in borrowing margins based on financial criteria and impose certain limitations on the operations of the Company and certain of its subsidiaries. These limitations include financial covenants relating to interest coverage and debt leverage as well as certain restrictions on the incurrence of additional indebtedness, the creation of liens, mergers and acquisitions, and certain dispositions of property or assets. The Company was in compliance with these requirements as of September 30, 1998.

     At September 30, 1998, the Company had available lines of credit, including those available under the Credit Agreements, of approximately $1,739,000,000 of which approximately $629,000,000 were unused.

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

     The Company's shareholders' equity was $401,019,000 at September 30, 1998. The decrease in total equity (shareholders' equity of $401,019,000 at September 30, 1998 and net assets of $1,352,628,000 at December 31,
1997) resulted primarily from the cash transferred to New Grace in connection with the Reorganization and the issuance and classification of the convertible preferred stock outside of shareholders' equity, partially offset by the common stock issued in connection with the Merger.

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

Year 2000 Computer System Compliance

     The Company is addressing various Year 2000 issues. Year 2000 issues are the result of computer programs that utilize only the last two digits of a year to define a particular year rather than the complete four digit year. As a result, certain computer programs may not process dates that fall into the year 2000 or subsequent years properly. Year 2000 issues affect both computer-based information systems and also systems with embedded microcontrollers or microcomputers.

     In addressing Year 2000 issues, the Company has considered the following four areas:(a) computer-based information technology systems, (b) other systems not directly involving information technology, including embedded systems, (c) packaging and dispensing equipment used by the Company's customers, and (d) Year 2000 readiness of the Company's key suppliers and customers. The Company's action plan for dealing with these issues consists of the following four phases:(1) identifying the potentially affected items, (2) assessing the effect of Year 2000 issues on these items, (3) remediating the deficiencies of these items with updates, repairs or replacements, and (4) testing these items.

     State of Readiness

     The Company has examined the hardware and software of its computer-based information technology systems, including mainline systems, personal computers and telephone systems. The Company has also examined other devices incorporating electronic microchips that might fail as a result of the Year 2000 issue. These include security and control systems in Company facilities and programmable logic controllers and microcomputers embedded into production and other equipment in the Company's plants and warehouses. The Company has substantially finished the identification and assessment phases of its Year 2000 action plan in these two areas. Also, the Company has completed approximately 75% of the remediation and testing phases of the plan for these areas. The Company expects to complete its work on Year 2000 issues for computer-based information technology systems by June 30, 1999 and for non-information technology systems by September 30, 1999.

     The Company has examined certain packaging and dispensing equipment that the Company sold or leased to customers in order to identify Year 2000 issues. This equipment often incorporates microprocessors as controllers. The Company believes that no further remediation is necessary for these devices.

     The Company has conducted an initial Year 2000 issue survey of key suppliers, particularly single-source suppliers of important raw materials, and initial responses have been received. Remedial action will be requested as required. The Company expects that all survey activity regarding suppliers will be completed by March 31, 1999. In addition, the Company intends to contact certain customers by March 31, 1999 regarding their overall Year 2000 readiness.

     Costs

     The Company estimates that the total costs to address the Company's Year 2000 issues will be in the neighborhood of $10 million. No significant information technology projects have been deferred by the Company due to Year 2000 issues.

     Risks

     While the Company believes it is taking all steps reasonably necessary to assure its ability to conduct business and to safeguard its assets during the period affected by Year 2000 issues, risks cannot in every case be eliminated. Utilities and other sole-source suppliers may disrupt one or more of the Company's operations if they are unable to conduct business during this period.

     If the Company is unable to complete its remediation efforts satisfactorily and on a timely basis, substantial business interruptions may occur in its operations. These could include disruptions to plant operations, logistics, invoicing, collections and vendor payments. The Company's efforts described herein are expected to reduce the Company's uncertainty about Year 2000 issues. The Company believes that its efforts to date in this regard have contributed to reduce the risk of significant interruptions of its operations, and it intends to further these efforts as described herein.

     Contingency Plans

     The Company has certain contingency measures in place, including in some cases dual utility services, backup power equipment, backup data centers, manual backup procedures and alternate suppliers. The Company does not have a formal Year 2000 contingency plan in place as of yet. However, the Company intends to continue to evaluate additional protection measures. The Company expects to define these additional measures during the first half of 1999 in a Company-wide contingency plan and to implement them on a timely basis.

     Euro

     On January 1, 1999, eleven of the fifteen members countries of the European Union (the "participating countries") are scheduled to establish fixed conversion rates between their existing currencies ("legacy currencies") and one common non-cash currency - the euro. The euro will then trade on currency exchanges and may be used in business transactions. Beginning in 2002, the participating countries will issue new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. Additionally, by this date all companies operating in these countries must have restated their statutory accounting data in euros as the base currency.

     The Company's operating subsidiaries that will be affected by the euro conversion have established plans to address the systems and business issues raised by the euro currency conversion. These issues include, among others, (1) the need to adapt computer, accounting and other business systems and equipment to accommodate euro-denominated transactions, (2) the need to modify banking and cash management systems in order to be able to handle payments between customers and suppliers in legacy currencies and/or euros during the 3-year transition period, (3) the requirement to change the base statutory and reporting currency of each local subsidiary corporation into euros during the transition period,(4) the foreign currency exposure changes resulting from the alignment of the legacy currencies into a single currency, and (5) the need to modify material contracts and sales agreements that will have the contractual stated currency changing to euros on or prior to January 1, 2002. The Company believes that the euro conversion will not have a material adverse impact on its financial condition or results of operations.

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

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Post-retirement Benefits" ("SFAS 132"), which became effective for the Company beginning January 1, 1998. SFAS 132 requires additional information about changes in benefit obligations and the fair value of plan assets during the period, while standardizing the disclosure requirements for pensions and other post-retirement benefits. The Company will include the appropriate disclosures in its Form 10-K for the year ended December 31, 1998.

     In June 1997, the Financial Accounting Standards Board released Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). Both statements became effective for the Company beginning January 1, 1998. These statements require disclosure of certain components of changes in equity and certain information about operating segments and geographic areas of operation, respectively. The Company adopted SFAS 130 in the first quarter of 1998 (see "Consolidated Statements of Comprehensive Income"). The Company has completed its evaluation of the disclosure requirements of SFAS 131 and intends to include such disclosures in its Form 10-K for the year ended December 31, 1998. The Company believes that it conducts substantially all of its operations in two major segments, Food and Specialty Packaging and Protective Packaging. SFAS 130 and SFAS 131 are disclosure statements and will not affect the results of operations or financial position of the Company.

Forward-Looking Statements

     Certain statements made by the Company in this report and in future oral and written statements by management of the Company may be forward-looking. These statements include comments as to the Company's beliefs and expectations as to future events and trends affecting the Company's business, its results of operations and its financial condition. These forward-looking statements are based upon management's current expectations concerning future events and discuss, among other things, anticipated future performance and future business plans. Forward-looking statements are identified by such words and phrases as "expects," "intends," "believes," "will continue," "plans to," "could be," and similar expressions. Forward-looking statements are necessarily subject to uncertainties, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements.

     While the Company is not aware that any of the factors listed below will adversely affect the future performance of the Company, the Company recognizes that it is subject to a number of uncertainties, such as the continuing effect of the Asian economic crisis on business and market conditions in Asia and in other geographic areas around the world, changes in the value of foreign currencies against the U.S. dollar, the ability of the Company to implement integration and restructuring activities relating to the merger of Sealed Air and Cryovac and the success of those efforts, general economic, business and market conditions, conditions in the industries and markets that use the Company's packaging materials and other products, the development and success of new products, the Company's success in entering new markets, competitive factors, raw material availability and pricing, changes in the Company's relationship with customers and suppliers, future litigation and claims (including environmental matters) involving the Company, changes in domestic or foreign laws or regulations, or difficulties related to the Year 2000 issue or the Euro conversion.



				  PART II
			     OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K.

	   (a)   Exhibits

Exhibit Number        Description

      27     Financial Data Schedule.

	     (b) Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.




				Signatures



Pursuant to the requirements of the Securities Exchange Act of

1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



				      SEALED AIR CORPORATION




Date:  November 13, 1998                    By /s/ Jeffrey S. Warren
					       ------------------------------
					       Jeffrey S. Warren
					       Controller
					       (Authorized Executive Officer
					       and Chief Accounting Officer)