Form 10-K
period 1998-12-31
SEALED AIR CORP/DE
filed 1999-03-30
CIK 1012100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K

(Mark one)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

                         Commission File Number 1-12139

                             SEALED AIR CORPORATION
             (Exact name of registrant as specified in its charter)

         State or other jurisdiction of incorporation or organization: Delaware Address of principal executive offices: Park 80 East, Saddle Brook,
          New Jersey 07663-5291
         I.R.S. Employer Identification Number: 65-0654331
         Registrant's telephone number, including area code: (201) 791-7600 Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                         ON WHICH REGISTERED
Common Stock, par value $0.10 per share         New York Stock Exchange, Inc.
Series A Convertible Preferred Stock,           New York Stock Exchange, Inc.
par value $0.10 per share

         Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant on March 24, 1999 was approximately $3,921,000,000.

         The number of outstanding shares of the registrant's Common Stock as of March 24, 1999 was 83,486,552.

         DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's 1998 Annual Report to Stockholders are incorporated by reference into Parts I and II of this Form 10-K. Portions of the registrant's definitive proxy statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

                  Sealed Air Corporation (together with its subsidiaries, the "Company") is engaged in the manufacture and sale of a wide range of protective, food and specialty packaging materials and systems throughout the world.

                  On March 31, 1998, the Company (formerly known as W. R. Grace & Co.) and Sealed Air Corporation (US), a Delaware corporation formerly known as Sealed Air Corporation ("old Sealed Air"), completed a series of transactions as a result of which:

                  (a) The specialty chemicals business of the Company was separated from its packaging business, the packaging business ("Cryovac") was contributed to one group of wholly owned subsidiaries, and the specialty chemicals business was contributed to another group of wholly owned subsidiaries ("New Grace"); the Company and Cryovac borrowed approximately $1.26 billion under two new revolving credit agreements and transferred substantially all of those funds to New Grace; and the Company distributed all of the outstanding shares of common stock of New Grace to its stockholders. As a result, New Grace became a separate publicly owned company that is unrelated to the Company. These transactions are referred to below as the "Reorganization."

                  (b) The Company recapitalized its outstanding shares of common stock, par value $0.01 per share, into a new common stock and Series A convertible preferred stock, each with a par value of $0.10 per share (the "Recapitalization").

                  (c) A subsidiary of the Company merged into old Sealed Air (the "Merger"), with old Sealed Air being the surviving corporation. As a result of the Merger, old Sealed Air became a subsidiary of the Company, and the Company was renamed Sealed Air Corporation.

References to "Grace" in this Annual Report on Form 10-K refer to the Company before the Reorganization, the Recapitalization and the Merger.

SEGMENTS

                  The Company operates in two reportable business segments: (i) food and specialty packaging products and (ii) protective packaging products, described more fully below. Information concerning the Company's reportable segments appears in Note 3 of the Notes to Consolidated Financial Statements in
Item 8 of this Annual Report on Form 10-K, which Note is incorporated herein by reference.

FOOD AND SPECIALTY PACKAGING PRODUCTS

                  The Company's principal food and specialty packaging products are its flexible materials and related products, comprising principally shrink bag and film products, non-shrink laminates and specialty packaging systems marketed primarily under the Cryovac (R) trademark for a broad range of perishable food applications. This segment also includes the Company's rigid packaging and absorbent pads, principally absorbent pads used for the retail packaging of meat, fish and poultry, foam trays used by supermarkets and food processors, and rigid plastic containers for dairy and other food products.

FLEXIBLE MATERIALS AND RELATED SYSTEMS

                  The Company produces a variety of high-performance proprietary flexible films, bags and associated packaging equipment marketed and sold primarily under the Cryovac (R) trademark in North America, Europe, Latin America, South Africa and the Asia Pacific region that are used to package a broad range of perishable foods such as fresh, smoked and processed meat products, cheese, poultry, prepared foods (including soups and sauces for restaurants and institutions) and produce. The Company also offers sterilized medical bags and films for use with medical products and produce bags with dispensing systems used by customers in supermarket produce departments.

                  Cryovac (R) food packaging products include shrink bags, shrink films sold for food packaging applications and laminated films. Shrink bags and films are multi-layered shrinkable plastic bags and films that mold themselves to the shape of the product. Laminates are multi-layered, non-shrinkable plastic materials used to package perishable foods and shelf-stable products such as syrups and toppings. Films and bags are sold in barrier and permeable forms, depending on whether oxygen or other gases can pass through the material. Offerings include modified atmosphere packaging (MAP) that is designed to provide a controlled gas environment within a package to extend shelf life.

                  The Company's food packaging films and bags incorporate the Company's core technologies, including proprietary film processing technology, resin technology, and packaging and food science expertise. The Company seeks to maintain technological leadership through a continuous program of research and development in its core technologies.

                  For processed meats and poultry, Cryovac (R) cook-in bags and laminates withstand high cooking temperatures while retaining product shape, clarity and weight. For fresh-cut produce, the Company produces films that permit oxygen to pass through at various rates, thereby matching the varying respiration rates of different vegetables and permitting longer shelf life. During 1998, the Company introduced a new low-oxygen packaging film for use with MAP packaging. The Company's Cryovac (R) films offer a wide variety of other characteristics, such as anti-fog, clarity, gloss, oxygen barrier or strength, that meet customer demands in specific food packaging applications.

                  The Company's food packaging equipment offerings include: dispensing and loading units to package foods in shrink, vacuum or vacuum skin packages using the Company's films and bags; form, fill and seal units to package foods in pouches made using the Company's films; and bagging systems. Systems are marketed to the food processing industry under the Cryovac (R) trademark and other trademarks.

RIGID PACKAGING AND ABSORBENT PADS

                  The Company manufactures and sells Cryovac (R) polystyrene foam trays that are used by supermarkets and by food processors to protect and display fresh meat, poultry and produce. The Company also manufactures and sells absorbent pads used for food packaging, including its Dri-Loc (R) absorbent pads. The Company's foam trays and absorbent pads are often used together. The Company's case-ready packaging customers, principally meat and poultry processors, purchase trays, pads and specially-designed films and packaging equipment to package centrally meat and poultry products prior to shipment to the supermarket. The Company also manufactures rigid plastic containers, primarily plastic tubs for dairy products such as margarine and yogurt, in Australia that are marketed under the Omicron (TM) trademark.

PROTECTIVE PACKAGING PRODUCTS

                  The Company's protective packaging products include its cushioning and surface protection products and certain other products. The Company's principal cushioning and surface protection products are air cellular cushioning materials, Cryovac (R) films for non-food applications, Instapak (R) polyurethane foam packaging systems, polyethylene foam sheets and planks, protective and durable mailers and bags, paper-based packaging products, suspension and retention packaging and packaging systems.

CUSHIONING AND SURFACE PROTECTION PRODUCTS

                  AIR CELLULAR CUSHIONING MATERIALS: The Company manufactures and markets Bubble Wrap (R) air cellular cushioning materials, which are also marketed under various other trademarks, including AirCap (R) and PolyCap (R). These materials consist of air bubbles encapsulated between two layers of plastic film, each containing a barrier layer to retard air loss, that form a pneumatic cushion to protect products from damage through shock or vibration during shipment. The Company's air cellular cushioning materials are used by a wide variety of end users, including both manufacturers and retailers.

                  CRYOVAC (R) FILMS FOR NON-FOOD APPLICATIONS: The Company manufactures and sells Cryovac (R) films used to shrink-wrap a wide assortment of industrial and consumer products. The Company's proprietary multi-layer films provide features such as strength and clarity. In certain regions the Company also offers shrink-wrap equipment for use with the Company's shrink films.

                  INSTAPAK (R) SYSTEMS: Instapak (R) polyurethane foam packaging systems consist of proprietary blends of polyurethane chemicals and specially designed dispensing equipment. The Company also manufactures high-performance polyolefin films designed for use with Instapak (R) packaging systems.

                  Instapak (R) chemicals, films and equipment are marketed as integrated packaging systems to provide protective packaging for a wide variety of products, including computer, electronic, office, medical and communications equipment, compressors and motors, furniture and spare parts, and void-fill packaging of office supplies, books, cosmetics and other small products for distribution. Instapak (R) systems are also used to produce polyurethane foams used in certain non-packaging applications, including Instapak (R) Floral, a foam used as a design base for artificial flower arrangements.

                  POLYETHYLENE FOAMS: The Company manufactures thin polyethylene foams in roll and sheet form, in low, medium and special densities, in flat, ribbed or bag form and in a number of colors and thicknesses up to one-half inch. The Company's low-density thin polyethylene foam is marketed under the trademark Cell-Aire (R) and is used primarily for surface protection and light-duty cushioning. The Company's medium-density thin polyethylene foam is marketed under the trademark Cellu Cushion (R) as a cushioning material to protect products from damage through shock or vibration during shipment.

                  The Company's CelluPlank (TM) plank foams and Stratocell (TM) laminated polyethylene foams are generally sold to fabricators and converters for packaging and non-packaging applications in which a clean, non-abrasive material is required with such properties as shock absorption, vibration dampening, thermal insulation or buoyancy. In packaging applications, these foams are fabricated into a wide range of protective packaging shapes, forms and die-cuts for designed packages in which a clean, attractive appearance and cushioning or blocking and bracing performance is needed. Non-packaging applications for specialty foams include construction, automotive, sporting and athletic equipment products.

                  PROTECTIVE AND DURABLE MAILERS AND BAGS: The Company manufactures and markets a variety of protective and durable mailers and bags that are made in several standard sizes and are used for mailing or shipping a wide variety of items for which clean, lightweight pre-constructed protective packages are desirable. They can provide the user with significant postage savings, ease of use and enhanced product protection relative to other types of mailers and shipping containers.

                  The Company's protective mailers include lightweight, tear-resistant paper mailers marketed under various trademarks, including Jiffylite (R) and Mail Lite (R) mailers, lined with air cellular cushioning material. These products also include the widely used Jiffy (TM) padded mailers made from recycled kraft paper padded with macerated recycled newspaper and other Jiffy (TM) mailers designed for particular applications.

                  The Company's durable plastic mailers and bags, which are produced from multi-layered polyolefin film, are lightweight, water-resistant and puncture-resistant and are available in tamper-evident varieties. Such mailers and bags are used by a wide range of customers including air courier, mail order, banking, postal, security and office supply services. Such mailers and bags are marketed under a number of brand names, including ShurTuff (R), MailTuff (TM), Trigon (R), Lab Pak (R), Keepsafe (TM) and Crush-Gard (TM).

                  KORRVU (R) PACKAGING PRODUCTS: The Company manufactures and sells Korrvu (R) suspension and retention packaging. Korrvu (R) suspension packaging suspends the product to be packaged in the air space of its shipping container between two strong, flexible, low-slip films. Korrvu (R) retention packaging holds the product to be packaged against a corrugated base using a single sheet of flexible retention film.

                  PACKAGING SYSTEMS: The Company produces and markets converting systems that convert certain of the Company's packaging materials, including air cellular cushioning materials, thin polyethylene foam and paper packaging materials, into sheets of a pre-selected size and quantity or, for the Company's recycled kraft paper, into paper dunnage material.

                  The Company offers two inflatable packaging systems, its Rapid Fill (R) system, which consists of a compact, portable inflator and self-sealing inflatable plastic bags, and its Fill-Air (TM) system, which converts rolls of polyethylene film into continuous perforated chains of air-filled cushions on demand.

                  OTHER PROTECTIVE PACKAGING PRODUCTS: The Company manufactures recycled kraft, tissue and crepe paper for use as a raw material in the manufacture of the Company's protective mailer and food packaging products. The Company also manufactures and sells paper packaging products under the trademarks Kushion Kraft (R), Custom Wrap (TM), Jiffy (TM) Padwrap (R) and Void Kraft (TM) for industrial surface protection, furniture surface protection, moving and storage blankets, and for use as cushioning or void fill in various packaging applications.

                  Subsidiaries of the Company in certain foreign countries produce loose-fill polystyrene packaging for sale to customers in those countries.

OTHER PRODUCTS

                  The Company manufactures and sells a number of non-packaging products, including specialty adhesive tapes, solar pool covers and solar heating systems for swimming pools, recycled kraft, tissue and crepe paper sold to unaffiliated customers, and certain products related to the elimination and neutralization of static electricity.

FOREIGN OPERATIONS

                The Company operates in the United States and in 43 other countries, and its products are distributed in those countries as well as in other parts of the world. Since the Merger, the Company has begun extending its protective packaging product offerings into countries where Cryovac had established operations prior to the Merger and where old Sealed Air had not, such as eastern Europe and parts of Latin America. In maintaining its foreign operations, the Company runs the risks inherent in such operations, including those of currency fluctuations. Information on currency exchange risks appears in Item 7A of this Annual Report on Form 10-K. Financial information about geographic areas, including net sales and total assets, for each of the three years in the period ended December 31, 1998 appears in Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, which Note is incorporated herein by reference.

MARKETING, DISTRIBUTION AND CUSTOMERS

                  The Company employs over 1,200 field sales and technical support representatives in the countries in which it operates who market the Company's products through a large number of distributors, fabricators and converters as well as directly to end users. In the United States and certain other countries, the Company has separate sales and marketing groups for many of its product lines. These groups often work together to develop market opportunities for the Company's products.

                  To support the Company's food packaging customers, the Company has food science laboratories in a number of locations that assist customers in identifying the appropriate food packaging materials and systems to meet their needs. The Company also offers customized graphic design services to its food packaging and mailer customers.

                  To assist its marketing efforts for its protective packaging products and to provide specialized customer services, the Company maintains packaging laboratories in many of its United States and foreign facilities. These laboratories are staffed by professional packaging engineers and equipped with drop-testing and other equipment used to develop and test cost-effective package designs to meet the particular protective packaging requirements of each customer. Certain of these laboratories also design and construct molds for Instapak (R) packaging customers who prefer to use preformed foam cushions.

                  The Company has no material long-term contracts for the distribution of its products. In 1998, no customer or affiliated group of customers accounted for as much as 10% of the Company's consolidated net sales.

                  Although net sales of both food and specialty packaging products and protective packaging tend to be slightly higher in the fourth quarter, the Company does not consider seasonality to be a material factor.

COMPETITION

                  Competition for most of the Company's packaging products is based primarily on packaging performance characteristics, service and price. Since competition is also based upon innovations in packaging technology, the Company's ongoing research and development programs are intended to enable the Company to maintain technological leadership. Certain firms producing competing products are well established and may have greater financial resources than the Company.

                  There are a number of competing manufacturers of food packaging products, including companies offering similar products that operate on a global basis as well as those that operate in a region or single country. Competing manufacturers produce a wide variety of plastic, paper and other materials that are used for the packaging of food. The Company believes that it is one of the leading suppliers of flexible materials and related systems in the principal geographic areas in which it offers those products and one of the leading suppliers of absorbent pads for food products to supermarkets and poultry processors in the United States.

                  The Company's protective packaging products compete with similar products made by others and with a number of other packaging materials, all of which are used to provide protection against damage to the packaged product during its shipment and storage. Competitive materials include various forms of paper packaging products, expanded plastics, corrugated die cuts, loosefill packaging materials, strapping, envelopes, reinforced bags, boxes and other containers and various corrugated materials. Heavy-duty applications of the Company's Instapak(R) packaging and its plank and laminated foam products also compete with various types of molded foam plastics, fabricated foam plastics and mechanical shock mounts and with wood blocking and bracing systems. The Company believes that it is one of the leading suppliers of air cellular cushioning materials containing a barrier layer and polyurethane foam packaging systems in the geographic areas in which it sells these products.

                  As discussed below under "Environmental Matters," the Company is also subject to competitive factors affecting packaging materials that are based upon customers' environmental preferences.

RAW MATERIALS

                  The raw materials utilized in the Company's operations generally have been readily available on the open market and in most cases are available from several suppliers. Some materials used in the Company's protective packaging products are reprocessed from scrap generated in the Company's manufacturing operations or obtained through participation in recycling programs. The principal raw materials used in the Company's food and specialty products include polyolefin and other resins and films, paper and wood pulp products and blowing agents used in foam products. The principal raw materials used in the Company's protective packaging products include similar raw materials as those used in its food and specialty products, as well as polyurethane chemicals. The Company also offers a wide variety of specialized packaging equipment, some of which it assembles and some of which it purchases from other suppliers.

PRODUCT DEVELOPMENT

                   The Company maintains a continuing effort to develop new products and improvements to its existing products and processes as well as new packaging and non-packaging applications for its products. From time to time the Company also acquires promising new packaging designs or techniques developed by others and commercializes them. Since the Merger, the Company has begun an ongoing program of joint research and development projects combining the technical capabilities of Cryovac and old Sealed Air. The Company incurred expenses of $57,524,000 related to Company-sponsored research and development in 1998 compared with $40,675,000 during 1997 and $42,255,000 during 1996.

PATENTS AND LICENSES

                  The Company is the owner or licensee of a number of United States and foreign patents and patent applications that relate to certain of its products, manufacturing processes and equipment. While some of these patents and licenses, as well as certain trademarks which the Company owns, offer some protection and competitive advantage for the Company's products and their manufacture, the Company believes that its success depends primarily on its marketing, engineering and manufacturing skills and on its ongoing research and development efforts. Therefore, the Company believes that the expiration or unenforceability of any of such patents, applications or licenses would not be material to the Company's business or financial position.

ENVIRONMENTAL MATTERS

                  The Company, like other manufacturers, is subject to various laws, rules and regulations in the countries, jurisdictions and localities in which it operates regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company believes that compliance with current environmental laws and regulations has not had a material effect on the Company's capital expenditures or financial position.

                  In some jurisdictions in which the Company's packaging products are sold or used, laws and regulations have been adopted or proposed that seek to regulate, among other things, recycled or reprocessed content, sale and disposal of packaging materials. In addition, customer demand for packaging materials that are viewed as being "environmentally responsible" and that minimize the generation of solid waste continues to evolve. While these issues can be a competitive factor in the marketplace for packaging materials, the Company maintains active programs designed to comply with these laws and regulations, to monitor their evolution, and to meet such customer demand.

                  The Company believes that its packaging materials offer superior packaging protection, enabling customers to achieve lower package cube and weight using the Company's packaging materials than with many alternative packaging methods, thereby reducing the disposal of damaged products as well as the generation of packaging waste. Because the Company offers both plastic-based and paper-based protective packaging materials, customers can select the protective packaging materials that they consider to best meet their performance and cost needs and environmental preferences. A number of the Company's protective packaging product lines incorporate recycled or reprocessed content, and the Company maintains ongoing efforts to add or increase recycled or reprocessed content in many of its protective packaging product lines.

                  The Company also supports its customers' interests in eliminating waste by offering or participating in collection programs for certain of the Company's products or product packaging and for materials used in certain of the Company's products, and, when possible, materials collected through these collection programs are reprocessed and either reused in the Company's protective packaging operations or offered to other manufacturers for use in other products.

EMPLOYEES

                  At December 31, 1998, the Company had approximately 14,700 employees worldwide.

ITEM 2.  PROPERTIES

                  The Company's food and specialty packaging products are produced in 40 manufacturing facilities (15 in North America, 10 in Europe, 5 in Latin America, 9 in the Asia Pacific region, and 1 in South Africa). Protective packaging products are produced in 62 manufacturing facilities (29 in North America, 18 in Europe, 4 in Latin America, and 11 in the Asia Pacific region, including certain small converting facilities). Several of the Company's manufacturing facilities serve both segments. The Company occupies other facilities containing fabricating or converting operations or sales, distribution, technical, warehouse or administrative offices at a number of locations in the United States and in various foreign countries.

                  In the United States, the Company's food and specialty products are manufactured at facilities in California, Indiana, Iowa, Mississippi, Missouri, New York, North Carolina, Pennsylvania, South Carolina, and Texas. Its protective packaging products are manufactured at facilities in California, Connecticut, Georgia, Illinois, Massachusetts, Mississippi, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Texas and Washington. Because of the light but voluminous nature of the Company's air cellular, polyethylene foam and protective mailer products, significant freight savings may be realized by locating manufacturing facilities for these products near markets. To realize the benefit of such savings, the Company has facilities for manufacturing these products in various locations in proximity to major markets.

                  The Company owns the large majority of its manufacturing facilities, certain of which are owned subject to mortgages or similar financing arrangements. The balance of the Company's manufacturing facilities are located in leased premises. The Company's manufacturing facilities are usually located in general purpose buildings in which the Company's specialized machinery for the manufacture of one or more products is contained. The Company believes that its manufacturing facilities are well maintained, suitable for their purposes, and adequate for the Company's needs.

ITEM 3. LEGAL PROCEEDINGS

                  The Company is a party to various lawsuits and administrative and other proceedings incidental to its business, including certain federal or state governmental environmental proceedings or private environmental claims relating to the cleanup of Superfund sites or other sites. While it is often difficult to estimate potential environmental liabilities and the future impact of environmental matters, based upon the information currently available to the Company and its experience in dealing with such matters, the Company believes that its potential liability with respect to such sites is not material. The Company believes, after consulting with counsel, that the disposition of its lawsuits and other legal proceedings, including environmental matters, will not have a material effect on the Company's consolidated financial position.

                  In connection with the Reorganization, the Recapitalization and the Merger, New Grace agreed to indemnify the Company against all liabilities of Grace, whether accruing or occurring before or after the merger, other than liabilities arising from or relating to Cryovac's operations. New Grace also agreed to retain certain liabilities of Cryovac and to indemnify the Company against such liabilities. The Company may remain liable with respect to certain of such liabilities if New Grace fails to fulfill its indemnity obligations to the Company. Based upon currently available information, the Company believes that future costs related to such indemnified liabilities will not have a material adverse effect on the Company's consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

                  The information appearing in the table below sets forth the current position or positions held by each executive officer of the Company, his or her age as of March 15, 1999, the year in which he or she first was elected to the position currently held with the Company or with old Sealed Air (as indicated in the footnote to the table), and the year in which he or she first was elected an officer of the Company or of old Sealed Air (as indicated in the footnote to the table).

                  All of the Company's officers serve at the pleasure of the Board of Directors. All officers have been employed by the Company or its subsidiaries for more than five years except for Mr. Van Riper, who was elected Senior Vice President and Chief Financial Officer of the Company effective July 1, 1998. Previously Mr. Van Riper was a partner in the accounting firm of KPMG LLP, which were the independent accountants for old Sealed Air for many years prior to the Merger and have acted as the independent accountants for the Company since the Merger. There are no family relationships among any of the Company's officers or directors.

   NAME AND                   AGE AS OF       FIRST ELECTED TO     FIRST ELECTED
CURRENT POSITION           MARCH 15, 1999     CURRENT POSITION       AN OFFICER
----------------           --------------     ----------------     -------------

T. J. Dermot Dunphy             66                  1971                1971
Chairman of the Board,
Chief Executive Officer
and Director

William V. Hickey               54                  1996                1980
President and Chief
Operating Officer

J. Gary Kaenzig, Jr.*           53                  1998                1995
Executive Vice President

Bruce A. Cruikshank             55                  1996                1990
Senior Vice President

Robert A. Pesci                 53                  1997                1990
Senior Vice President

Daniel S. Van Riper             58                  1998                1998
Senior Vice President
and Chief Financial Officer

Jonathan B. Baker               46                  1994                1994
Vice President

James A. Bixby                  55                  1990                1990
Vice President

Leonard R. Byrne*               57                  1998                1998
Vice President

Mary A. Coventry                45                  1994                1994
Vice President

Jean-Luc Debry                  53                  1992                1992
Vice President

Paul B. Hogan                   59                  1995                1995
Vice President

James P. Mix                    47                  1994                1994
Vice President

Manuel Mondragon*               49                  1999                1999
Vice President

J. Stuart K. Prosser*           53                  1999                1999
Vice President

Abraham N. Reichental           42                  1994                1994
Vice President

Horst Tebbe                     58                  1998                1986
Vice President

Alan S. Weinberg*               57                  1998                1998
Vice President

Jeffrey S. Warren               45                  1996                1996
Controller

H. Katherine White              53                  1998                1996
General Counsel and
Secretary

*Prior to the Merger, Mr. Kaenzig served as Senior Vice President of Grace and as President of Cryovac, and Messrs. Byrne, Mondragon, Prosser and Weinberg were executives of Cryovac. Prior to the Merger, all other persons listed in the table except Mr. Van Riper were executive officers of old Sealed Air.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS

                  The information appearing under the caption "Capital Stock Information" in the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

                  The information appearing under the caption "Selected Financial Data" in the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  The information appearing under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

                  The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates, which may adversely affect its results of operations and financial condition. The Company seeks to minimize these risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company does not purchase, hold or sell derivative financial instruments for trading purposes.

INTEREST RATES

                  The Company uses interest rate swaps to reduce exposure to fluctuations in interest rates by fixing the rate of interest the Company pays on the notional amount of debt. Interest rate collars are used to reduce the Company's exposure to fluctuations in the rate of interest by limiting fluctuations in the rate of interest. At December 31, 1998, the Company had interest rate swap and collar agreements, maturing at various dates through March 2003, with a combined aggregate notional amount of $265,000,000. The fair value of these agreements, which represents the estimated net payment that would be made by the Company to terminate the agreements as advised by the Company's banks, was $4,652,000 at December 31, 1998. A hypothetical 10% decrease in interest rates would increase the amount to be paid by the Company to terminate these agreements by approximately $3,933,000.

                  The fair value of the Company's fixed rate debt also varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At December 31, 1998, the carrying value of the Company's total debt was $1,081,657,000, of which only $3,477,000 was fixed rate debt. The estimated fair value of the Company's total debt, which includes the cost of replacing the Company's fixed rate debt with borrowings at current market rates, was $1,082,392,000 at December 31, 1998. A hypothetical 10% decrease in interest rates would result in an increase in the fair value of the total debt balance of approximately $381,000.

FOREIGN EXCHANGE CONTRACTS

                  The Company uses interest rate and currency swaps to gain access to additional sources of international financing while limiting foreign exchange exposure and limiting or adjusting interest rate exposure by swapping borrowings in U.S. dollars for borrowings denominated in foreign currencies. At December 31, 1998, the Company had interest rate and currency swap agreements, maturing at various dates through May 2002, with an aggregate notional amount of $23,000,000. The estimated fair value of these contracts, which represents the estimated net payment that would be made by the Company to terminate these agreements based on the then current interest rates and foreign exchange rates, was $379,000 at December 31, 1998. A hypothetical 10% decrease in interest rates would increase the amount to be paid by the Company to terminate these agreements by approximately $55,000. A hypothetical 10% adverse change in foreign exchange rates at December 31, 1998 would increase the amount to be paid by the Company by approximately $2,426,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

                  The Company generally uses foreign currency forwards to fix the amount payable on transactions denominated in foreign currencies. At December 31, 1998, the Company had foreign currency forward contracts, maturing at various dates through March 1999, with an aggregate notional amount of $12,800,000. The estimated fair value of these contracts, which represents the estimated net payment/(receipt) that would be made by (paid to) the Company to terminate the agreements, was ($415,000) at December 31, 1998. A hypothetical 10% adverse change in foreign exchange rates at December 31, 1998 would decrease the net amount received to terminate these contracts by approximately $307,000. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

FORWARD LOOKING INFORMATION

                  The above discussion of the Company's procedures to reduce market risk and the estimated changes in fair value resulting from the Company's sensitivity analyses are forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these estimated results due to actual developments in the global financial markets. The analysis methods used by the Company to assess and mitigate risk discussed above should not be considered projections of future events or losses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  See Index to Consolidated Financial Statements and Schedule on page F-2 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Part of the information required in response to this Item is set forth in part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant," and the balance will be set forth in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." All such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

                  The information required in response to this Item will be set forth in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders under the captions "Directors' Compensation," "Summary Compensation Table" and "Compensation Committee Interlocks and Insider Participation." Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

                  The information required in response to this Item will be set forth in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders under the caption "Voting Securities," and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT
         SCHEDULES, AND REPORTS ON FORM 8-K

         (A) DOCUMENTS FILED AS A PART OF THIS ANNUAL REPORT ON FORM 10-K:

                  (i)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                  See Index to Consolidated Financial Statements and Schedule on page F-2 of this Annual Report on Form 10-K.

                  (ii)  EXHIBITS

EXHIBIT NUMBER                     DESCRIPTION

2.1 Agreement and Plan of Merger dated as of August 14, 1997 by and among Grace, Packco Acquisition Corp. and Sealed Air Corporation. [Exhibit 2.1 to Grace's Current Report on Form 8-K, Date of Report August 14, 1997, File No. 1-12139, is incorporated herein by reference.]

2.2 Distribution Agreement dated as of March 30, 1998 among the Company, W. R. Grace & Co.-Conn. ("Grace-Conn."), and New Grace. [Exhibit 2.2 to the Company's Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139, is incorporated herein by reference.]

3.1 Amended and Restated Certificate of Incorporation of the Company as currently in effect. [Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, File No. 1-12139, is incorporated herein by reference.]

3.2 Amended and Restated By-Laws of the Company as currently in effect. [Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, File No. 1-12139, is incorporated herein by reference.]

10.1 Employee Benefits Allocation Agreement dated as of March 30, 1998 among the Company, Grace-Conn. and New Grace. [Exhibit
                  10.1 to the Company's Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139, is incorporated herein by reference.]

10.2 Tax Sharing Agreement dated as of March 30, 1998 by and among the Company, Grace-Conn. and New Grace. [Exhibit 10.2 to the Company's Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139, is incorporated herein by reference.]

10.3 Contingent Stock Plan of the Company, as amended. [Exhibit 4.3 to the Company's Registration Statement on Form S-8, Registration No. 333-59197, is incorporated herein by reference.]*

10.4 Restricted Stock Plan for Non-Employee Directors of the Company. [Annex E to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.]*

10.5 Grace 1996 Stock Incentive Plan, as amended. [Exhibit 10.1 to the Quarterly Report on Form 10-Q of Grace for the quarter ended March 31, 1997, File No. 1-12139, is incorporated herein by reference.]*

10.6 Grace 1994 Stock Incentive Plan, as amended. [Exhibit 10.6 to the Current Report on Form 8-K filed October 10, 1996 of Grace, File No. 1-12139, is incorporated herein by reference.]*

10.7 Grace 1989 Stock Incentive Plan, as amended. [Exhibit 10.5 to the Current Report on Form 8-K filed October 10, 1996 of Grace, File No. 1-12139, is incorporated herein by reference.]*

10.8 Grace 1986 Stock Incentive Plan, as amended. [Exhibit 10.4 to the Current Report on Form 8-K filed October 10, 1996 of Grace, File No. 1-12139, is incorporated herein by reference.]*

10.9 Information concerning Grace's stock options and deferred payment arrangements for Grace's LTIP awards that were assumed by the Company. [Information under the headings "Stock Options" and "LTIP" on pages 15-16 of the Proxy Statement for the Company's 1999 Annual Meeting of Stockholders is incorporated herein by reference.]*

10.10             Sealed Air Corporation Deferred Compensation Program for
                  Cryovac Employees.*

10.11 Form of Contingent Stock Agreement - Officer. [Exhibit 4.5 to the Company's Registration Statement on Form S-8, Registration No. 333-59197, is incorporated herein by reference.]*

10.12             Form of Contingent Stock Agreement - Section 162(m) Officer.
                  [Exhibit 4.6 to the Company's Registration Statement on Form S-8, Registration No. 333-59197, is incorporated herein by reference.]*

10.13 Form of Restricted Stock Purchase Agreement. [Exhibit 4.4 to the Company's Registration Statement on Form S-8, Registration No. 333-59195, is incorporated herein by reference.]*

10.14 Global Revolving Credit Agreement (5-year) dated as of March 30, 1998 among the Company, certain of its subsidiaries including Cryovac, Inc., ABN AMRO Bank N.V., Bankers Trust Company, Bank of America National Trust and Savings Association, NationsBank, N. A., and the other banks party thereto. [Exhibit 10.3 to the Company's Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139, is incorporated herein by reference.]

10.15 Global Revolving Credit Agreement (364-day) dated as of March 30, 1998 among the Company, certain of its subsidiaries including Cryovac, Inc., ABN AMRO Bank N.V., Bankers Trust Company, Bank of America National Trust and Savings Association, NationsBank, N. A., and the other banks party thereto. [Exhibit 10.4 to the Company's Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139, is incorporated herein by reference.]

13 Portions of the Company's 1998 Annual Report to Stockholders that are incorporated by reference into this Annual Report on Form 10-K.

21                Subsidiaries of the Company.

23.1              Consent of KPMG LLP.

23.2              Consent of PricewaterhouseCoopers LLP

27                Financial Data Schedule

----------
*Compensatory plan or arrangement of management required to be filed as an exhibit to this report on Form 10-K.

         (B)  REPORTS ON FORM 8-K:

         The Company did not file any reports on Form 8-K during the fiscal quarter ended December 31, 1998.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALED AIR CORPORATION

                                                                    (Registrant)

Date:  March 29, 1999                       By S/T. J. DERMOT DUNPHY
                                            ------------------------------------
                                            T. J. Dermot Dunphy
                                            Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                    DATE
                                                                    ----

By        S/ T. J. DERMOT DUNPHY                              March 29, 1999
         ------------------------------
         T. J. Dermot Dunphy
         Chairman of the Board, Chief Executive
         Officer and Director
         (Principal Executive Officer)

By        S/DANIEL S. VAN RIPER                               March 29, 1999
         ---------------------------------
         Daniel S. Van Riper
         Senior Vice President and
         Chief Financial Officer
         (Principal Financial Officer)

By       S/ JEFFREY S. WARREN                                 March 29, 1999
         ---------------------------------
         Jeffrey S. Warren
         Controller
         (Principal Accounting Officer)

By       S/HANK BROWN                                         March 29, 1999
         ---------------------------------
         Hank Brown
         Director

By       S/ JOHN K. CASTLE                                    March 29, 1999
         ---------------------------------
         John K. Castle
         Director

By       S/CHRISTOPHER CHENG                                  March 29, 1999
         ---------------------------------
         Christopher Cheng
         Director

By       S/ LAWRENCE R. CODEY                                 March 29, 1999
         ---------------------------------
         Lawrence R. Codey
         Director

By       S/ CHARLES F. FARRELL, JR.                           March 29, 1999
         ---------------------------------
         Charles F. Farrell, Jr.
         Director

By       S/ DAVID FREEMAN                                     March 29, 1999
         ---------------------------------
         David Freeman
         Director

By       S/ VIRGINIA A. KAMSKY                                March 29, 1999
         ---------------------------------
         Virginia A. Kamsky
         Director

By       S/ ALAN H. MILLER                                    March 29, 1999
         ---------------------------------
         Alan H. Miller
         Director

By       S/JOHN E. PHIPPS                                     March 29, 1999
         ---------------------------------
         John E. Phipps
         Director

By       S/ R. L. SAN SOUCIE                                  March 29, 1999
         ---------------------------------
         R. L. San Soucie
         Director

                             SEALED AIR CORPORATION

                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                  Years ended December 31, 1998, 1997 and 1996

                     SEALED AIR CORPORATION AND SUBSIDIARIES
             Index to Consolidated Financial Statements and Schedule

                                                                            Page

Independent Auditors' Reports                                                 *

Financial Statements:
   Consolidated Statements of Earnings for the years
      ended December 31, 1998, 1997 and 1996                                  *
   Consolidated Balance Sheets - December 31, 1998 and 1997                   *
   Consolidated Statements of Equity
      for the years ended December 31, 1998, 1997 and 1996                    *
   Consolidated Statements of Cash Flows for the years ended
      December 31, 1998, 1997, and 1996                                       *
   Consolidated Statements of Comprehensive Income
      for the years ended December 31, 1998, 1997 and 1996                    *
   Notes to Consolidated Financial Statements                                 *

Independent Auditors' Reports on Schedule                                   F-3

Consolidated Schedule:
II - Valuation and Qualifying Accounts                                      F-5

      * The information required appears on pages 26 through 58 of the Company's 1998 Annual Report to Stockholders and is incorporated by reference into this Annual Report on Form 10-K.

      All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors
Sealed Air Corporation:

Under date of January 27, 1999, we reported on the consolidated balance sheet of Sealed Air Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of earnings, equity, comprehensive income, and cash flows for the year then ended, as contained in the 1998 Annual Report to Shareholders of Sealed Air Corporation. These consolidated financial statements and our report thereon are incorporated by reference in this Annual Report on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related 1998 consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

s/KPMG LLP
Short Hills, New Jersey
January 27, 1999

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Sealed Air Corporation

Our audits of the consolidated financial statements referred to in our report dated February 23, 1998, contained in the 1998 Annual Report to Shareholders of Sealed Air Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule for each of the two years in the period ended December 31, 1997, listed in the Index to Consolidated Financial Statements and Schedule of this Form 10-K. In our opinion, the Financial Statement Schedule for the periods referred to above presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

s/PRICEWATERHOUSECOOPERS LLP
Ft. Lauderdale, Florida
February 23, 1998

SEALED AIR CORPORATION AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 1998, 1997 and 1996
(In thousands of dollars)

                                                                       Additions
                                            Balance At       Charged To         Charged                            Balance At
                                            Beginning         Costs And        To Other                                End
Description                                  Of Year          Expenses        Accounts 1        Deductions 2         Of Year
Year ended December 31, 1998
  Allowance for doubtful accounts            $7,256           $11,300          $5,539            $(6,150)           $17,945
-----------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997
  Allowance for doubtful accounts            $5,734           $ 2,695          $1,511            $(2,684)           $ 7,256
-----------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996
  Allowance for doubtful accounts            $4,259           $ 5,772          $    _            $(4,297)           $ 5,734
-----------------------------------------------------------------------------------------------------------------------------

      1 In 1998, primarily allowance for doubtful accounts of old Sealed Air acquired on March 31, 1998.

      2 Primarily accounts receivable balances written off.