Form 10-Q
period 1999-03-31
SEALED AIR CORP/DE
filed 1999-05-14
CIK 1012100

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q


        (Mark One)
             ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

             (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________to_______


                         Commission file number 1-12139



                             SEALED AIR CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                           65-0654331
-------------------------------                          ----------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification Number)


Park 80 East
Saddle Brook, New Jersey                                       07663-5291
------------------------                                  ---------------------
(Address of Principal                                          (Zip Code)
Executive Offices)


Registrant's telephone number, including area code  (201) 791-7600



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X    NO


There were 83,500,810 shares of the registrant's common stock, par value $0.10 per share, and 35,761,616 shares of the registrant's Series A convertible preferred stock, par value $0.10 per share, outstanding as of April 30, 1999.

                                     PART I
                              FINANCIAL INFORMATION
                              ---------------------

                     SEALED AIR CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Earnings
               For the Three Months Ended March 31, 1999 and 1998
                 (In thousands of dollars except per share data)
                                   (Unaudited)


                                                           1999         1998
                                                          ------       ------

 Net sales                                               $678,937    $431,035

 Cost of sales                                            433,239     290,913
                                                         --------    --------

 Gross profit                                             245,698     140,122

 Marketing, administrative and
  development expenses                                    128,614      94,453

 Goodwill amortization                                     12,251          90
                                                         --------    --------

 Operating profit                                         104,833      45,579

 Other income (expense):
  Interest expense                                        (14,719)        (82)
  Other, net                                               (2,164)       (411)
                                                         --------    --------
    Other expense, net                                    (16,883)       (493)
                                                         --------    --------

 Earnings before income taxes                              87,950      45,086

 Income taxes                                              41,336      18,034
                                                         --------    --------

 Net earnings                                            $ 46,614    $ 27,052
                                                         ========    ========

 Less:  Series A preferred stock dividends                 17,910      18,011

 Add:  Excess of book value over repurchase
         price of Series A preferred stock                     10        --
                                                         --------    --------

 Net earnings ascribed to common shareholders            $ 28,714    $  9,041
                                                         ========    ========

 Earnings per common share (See Note 4):
    Basic                                                $   0.34    $   0.22
                                                         ========    ========
    Diluted                                              $   0.34    $   0.22
                                                         ========    ========

 Weighted average number of common shares outstanding:
    Basic                                                  83,364      40,648
                                                         ========    ========
    Diluted                                                83,496      40,859
                                                         ========    ========





See accompanying notes to consolidated financial statements.

                             SEALED AIR CORPORATION
                           Consolidated Balance Sheets
                      March 31, 1999 and December 31, 1998
                   (In thousands of dollars except share data)



                                                       March 31,    December 31,
                                                         1999          1998
                                                     (Unaudited)
                                                     -----------    ------------
  ASSETS


  Current assets:

  Cash and cash equivalents                           $ 85,280     $    44,986

  Notes and accounts receivable, net of allowances
    for doubtful accounts of $19,079 in 1999 and
    $17,945 in 1998                                    449,204         453,124

  Inventories                                          269,504         275,312

  Other current assets                                  71,626          71,192
                                                     ---------       ---------

    Total current assets                               875,614         844,614
                                                     ---------       ---------

  Property and equipment:
    Land and buildings                                 413,251         420,589
    Machinery and equipment                          1,320,206       1,349,716
    Other property and equipment                       117,940         121,252
    Construction in progress                            55,415          54,538
                                                     ---------       ---------
                                                     1,906,812       1,946,095
  Less accumulated depreciation and amortization       836,003         829,513
                                                     ---------       ---------
    Property and equipment, net                      1,070,809       1,116,582


  Goodwill, less accumulated amortization of
    $48,059 in 1999 and $36,083 in 1998              1,894,863       1,907,736

  Other assets                                         177,334         170,998
                                                     ---------       ---------

    Total assets                                    $4,018,620      $4,039,930
                                                     =========       =========







See accompanying notes to consolidated financial statements.

                             SEALED AIR CORPORATION
                           Consolidated Balance Sheets
                March 31, 1999 and December 31, 1998 (Continued)
                   (In thousands of dollars except share data)


                                                       March 31,    December 31,
                                                         1999           1998
                                                      (Unaudited)
                                                      -----------   ------------
  LIABILITIES, CONVERTIBLE PREFERRED STOCK & EQUITY

  Current Liabilities:
    Short-term borrowings and current portion
      of long-term debt                              $   278,857    $    85,131

    Accounts payable                                     167,089        176,594

    Other current liabilities                            199,908        230,332

    Income taxes payable                                  57,421         42,933
                                                       ---------      ---------

      Total current liabilities                          703,275        534,990

  Long-term debt, less current portion                   805,827        996,526

  Deferred income taxes                                  207,047        200,699

  Other liabilities                                       74,749         79,577
                                                       ---------      ---------

      Total liabilities                                1,790,898      1,811,792
                                                       ---------      ---------

  Series A convertible preferred stock, $50 per share
    redemption value, authorized and issued 36,019,125
    shares in 1999 and 36,021,851 shares in 1998,
    including 225,000 shares in 1999 and 200,000
    shares in 1998 in treasury, mandatory redemption
    in 2018                                            1,789,707      1,791,093

  Shareholders' equity:
    Common stock, $.10 par value. Authorized
      400,000,000 shares, issued 83,817,951 shares
      in 1999 and 83,806,361 shares in 1998                8,380          8,380
    Additional paid-in capital                           613,717        610,505
    Retained earnings (deficit)                           20,738         (7,966)
    Accumulated translation adjustment                  (165,522)      (124,843)
                                                       ---------      ---------
                                                         477,313        486,076

    Less:  Deferred compensation                          24,377         28,683
    Less:  Cost of treasury common stock, 331,401
             shares in 1999 and 494,550 shares
             in 1998                                      11,807         17,234
    Less:  Minimum pension liability                       3,114          3,114
                                                       ---------      ---------

      Total shareholders' equity                         438,015        437,045
                                                       ---------      ---------
      Total liabilities, preferred stock and equity  $ 4,018,620    $ 4,039,930
                                                       =========      =========



See accompanying notes to consolidated financial statements.

                     SEALED AIR CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1999 and 1998
                            (In thousands of dollars)
                                   (Unaudited)

                                                         1999            1998
                                                      ----------      ----------
Cash flows from operating activities:
  Net earnings                                        $   46,614     $   27,052
  Adjustments to reconcile net earnings to
    net cash provided by operating activities, net
    of effect of businesses acquired:
      Depreciation and amortization                       55,787         29,296
      Deferred taxes                                      (1,401)        19,022
      Net (gain) loss on disposals of fixed assets          (292)         4,305
Changes in operating assets and liabilities, net
  of assets and liabilities acquired and
  transferred to/from Grace.
        Notes and accounts receivable                    (11,368)        (5,210)
        Inventories                                       (2,511)        (8,080)
        Other current assets                                  33          4,427
        Other assets                                      (1,451)        (5,142)
        Accounts payable                                  (6,608)       (12,722)
        Other current liabilities                         (2,461)         5,271
        Other liabilities                                 (3,351)         5,656
                                                      ----------      ----------

    Net cash provided by operating activities             72,991         63,875
                                                      ----------      ----------

Cash flows from investing activities:
  Capital expenditures for property and equipment        (16,943)       (16,963)
  Proceeds from sales of property and equipment              861          2,701
  Businesses acquired, net of cash acquired               --             51,259
                                                      ----------      ----------

    Net cash(used)provided by investing activities       (16,082)        36,997
                                                      ----------      ----------

Cash flows from financing activities:
  Net advances to Grace                                    --           (43,779)
  Proceeds from long-term debt                             2,753      1,258,807
  Payment of long-term debt                             (191,517)          --
  Dividends paid on preferred stock                      (17,911)          --
  Purchase of treasury preferred stock                    (1,240)          --
  Transfer of funds to New Grace                           --        (1,256,614)
  Net proceeds from short-term borrowings                193,181            986
                                                      ----------      ----------

    Net cash used in financing activities                (14,734)       (40,600)
                                                      ----------      ----------

Effect of exchange rate changes on cash and cash
  equivalents                                             (1,881)          (760)
                                                      ----------      ----------

Cash and cash equivalents:

  Increase during the period                              40,294         59,512
  Balance, beginning of period                            44,986           --
                                                      ----------      ----------

  Balance, end of period                              $   85,280     $   59,512
                                                      ==========      ==========



See accompanying notes to consolidated financial statements.

                     SEALED AIR CORPORATION AND SUBSIDIARIES
               Consolidated Statements (abbreviated) of Cash Flows
         For the Three Months Ended March 31, 1999 and 1998 (Continued)
                            (In thousands of dollars)
                                   (Unaudited)

                                                         1999            1998
                                                      ----------      ----------
Supplemental Non-Cash Items:

  Interest payments, net of amounts capitalized       $   17,303     $      --
                                                      ==========      =========

  Income tax payments                                 $    2,626     $      --
                                                      ==========      =========

  Issuance of 36,021,851 shares of Series A
    convertible preferred stock and 40,647,815
    shares of common stock in connection with
    the Recapitalization                              $     --       $1,801,093
                                                      ==========      =========

  Net assets acquired in exchange for the issuance
    of 42,624,246 shares of common stock in
    connection with the Merger, net of
    cash balance of $51,259 acquired                  $     --       $2,110,752
                                                      ==========      =========









See accompanying notes to consolidated financial statements.

                     SEALED AIR CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
               For the Three Months Ended March 31, 1999 and 1998
                            (In thousands of dollars)
                                   (Unaudited)




                                                          Three Months Ended
                                                               March 31,
                                                          ------------------

                                                         1999            1998
                                                         ----            ----

Net Earnings                                          $   46,614      $  27,052
Other comprehensive income:

         Foreign currency translation adjustments        (40,679)       (10,117)
                                                        --------       --------

Comprehensive income                                  $    5,935      $  16,935
                                                        ========       ========







See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 1999 and 1998
(Amounts in thousands, except per share data)
(Unaudited)



(1)  Reorganization, Recapitalization and Merger

On March 31, 1998, the Company (formerly known as W. R. Grace & Co.) and Sealed Air Corporation ("old Sealed Air"), completed a series of transactions as a result of which:

     (a) The specialty chemicals business of the Company was separated from its packaging business, the packaging business ("Cryovac") was contributed to one group of wholly owned subsidiaries, and the specialty chemicals business was contributed to another group of wholly owned subsidiaries ("New Grace"); the Company and Cryovac borrowed approximately $1.26 billion under two revolving credit agreements (the "Credit Agreements") (which, as amended, are discussed below) and transferred substantially all of those funds to New Grace; and the Company distributed all of the outstanding shares of common stock of New Grace to its shareholders. As a result, New Grace became a separate publicly owned corporation that is unrelated to the Company. These transactions are referred to below as the "Reorganization."

     (b) The Company recapitalized its outstanding shares of common stock, par value $0.01 per share ("Grace Common Stock"), into a new common stock and Series A convertible preferred stock, each with a par value of $0.10 per share (the "Recapitalization").

     (c) A subsidiary of the Company merged into old Sealed Air (the "Merger"), with old Sealed Air being the surviving corporation. As a result of the Merger, old Sealed Air became a subsidiary of the Company, and the Company was renamed Sealed Air Corporation.

References to "Grace" in these notes refer to the Company before the Reorganization, the Recapitalization and the Merger.

(2)  Basis of Presentation

The Merger was accounted for as a purchase of old Sealed Air by the Company as of March 31, 1998. Accordingly, the financial statements include the operating results and cash flows as well as the assets and liabilities of Cryovac for all periods presented. The operating results, cash flows, assets and liabilities of old Sealed Air are included from March 31, 1998. See Note 8 for unaudited selected pro forma statement of earnings information for the quarter ended March 31, 1998. For periods prior to the Merger, the financial statements exclude all of the assets, liabilities (including contingent liabilities), revenues and expenses of Grace other than the assets, liabilities, revenues and expenses of Cryovac.

Subsequent to the Merger, the consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position and results of operations for the quarter ended March 31, 1999 have been made.

(3)  Equity

In connection with the Recapitalization, the Company, among other things, recapitalized the outstanding shares of Grace Common Stock into 40,647,815 shares of the Company's common stock and 36,021,851 shares of Series A convertible preferred stock (convertible into approximately 31,900,000 shares of the Company's common stock), each with a par value of $0.10 per share. In the Merger, the Company issued 42,624,246 shares of common stock to the shareholders of old Sealed Air.

The outstanding Series A preferred stock is convertible at any time into approximately 0.885 share of common stock for each share of preferred stock, votes with the common stock on an as-converted basis, pays a cash dividend, as declared by the Board of Directors, at an annual rate of $2.00 per share, payable quarterly in arrears, becomes redeemable at the option of the Company beginning March 31, 2001, subject to certain conditions, and is subject to mandatory redemption on March 31, 2018 at $50 per share, plus any accrued and unpaid dividends. Because it is subject to mandatory redemption, the Series A convertible preferred stock is classified outside of the shareholders' equity section of the balance sheet. At its date of issuance, the fair value of the Series A convertible preferred stock exceeded its mandatory redemption amount primarily due to the common stock conversion feature of such preferred stock. Accordingly, the carrying amount of the Series A convertible preferred stock is reflected in the consolidated balance sheet at its mandatory redemption value. The Company has authority to issue a total of 50,000,000 shares of preferred stock, par value $0.10 per share.

(4) Earnings Per Common Share

In calculating basic and diluted earnings per common share for the first quarter 1998, retroactive recognition was given to the Recapitalization as if it had occurred on January 1, 1998 in accordance with SAB No. 98. Accordingly, net earnings were reduced for preferred stock dividends (as if such shares had been outstanding during each period) to arrive at earnings ascribed to common shareholders. The weighted average number of outstanding common shares used for the first quarter of 1998 to calculate basic earnings per common share was calculated on an equivalent share basis using the weighted average number of shares of common stock outstanding for the first quarter of 1998, adjusted to reflect the terms of the Recapitalization. The weighted average number of common shares used to calculate diluted earnings per common share also considers the exercise of dilutive stock options in each period. The outstanding preferred stock is not assumed to be converted in the calculation of diluted earnings per common share for the first quarter of 1999 and 1998 because the treatment of the preferred stock as the common stock into which it is convertible would be antidilutive (i.e., would increase earnings per common share) in those periods.

The following table sets forth the reconciliation of the basic and diluted earnings per common share computations for the quarters ended March 31, 1999 and 1998 (amounts other than per share amounts in thousands).

                                                         1999            1998
--------------------------------------------------------------------------------
Basic EPS:
Numerator
Net earnings                                          $   46,614      $   27,052
Add: Excess of book value over repurchase price of
     preferred stock                                          10              --

Less: Preferred stock dividends                           17,910              --
Less: Retroactive recognition of preferred stock              --          18,011
--------------------------------------------------------------------------------
Earnings ascribed to common shareholders              $   28,714      $    9,041
--------------------------------------------------------------------------------

Denominator
Weighted average common shares outstanding - basic        83,364          40,648

--------------------------------------------------------------------------------
Basic earnings per common share                       $     0.34      $     0.22
--------------------------------------------------------------------------------

Diluted EPS:
Numerator
Earnings ascribed to common shareholders              $   28,714      $    9,041

--------------------------------------------------------------------------------

Denominator
Weighted average common shares outstanding - basic        83,364          40,648

Effect of assumed exercise of options                        132             211

Weighted average common shares outstanding - diluted      83,496          40,859

--------------------------------------------------------------------------------
Diluted earnings per common share                     $     0.34      $     0.22
--------------------------------------------------------------------------------


(5)  Inventories

At March 31, 1999 and December 31, 1998, the components of inventories by major classification (raw materials, work in process and finished goods) were as follows:

                                                March 31,        December 31,
                                                  1999               1998
                                                ---------        ------------

         Raw materials                         $  62,649          $  63,805
         Work in process                          51,142             50,714
         Finished goods                          171,033            176,965
                                                 -------            -------
            Subtotal                             284,824            291,484
         Reduction of certain
           inventories to LIFO basis             (15,320)           (16,172)
                                                 -------            -------
         Total inventories                     $ 269,504          $ 275,312
                                                 =======            =======


(6)  Income Taxes

The Company's effective income tax rates were 47.0% and 40.0% for the first quarters of 1999 and 1998, respectively. The effective tax rate for the 1999 period is higher than that for the first quarter of 1998 primarily due to the non-deductibility of the goodwill amortization resulting from the Merger. In the first quarter of 1998, such rates were higher than the statutory U.S. federal income tax rate primarily due to state income taxes.

(7)  Long-Term Debt

At March 31, 1999 and December 31, 1998, debt consisted primarily of borrowings that were made under the Credit Agreements described below. Debt also included certain other loans incurred by the Company's subsidiaries.

The Company's two principal Credit Agreements are a 5-year revolving credit facility that expires on March 30, 2003 and a $600 million 364-day revolving credit facility that was renewed effective March 29, 1999 for an additional 364-day period. At that time, the Company voluntarily reduced the aggregate amount available under the 5-year revolving credit facility from $1 billion to $800 million. As of March 31, 1999, outstanding borrowings under the 5-year and 364-day revolving credit facilities were $800 million (included in long-term debt) and $175 million (included in short-term borrowings), respectively. The Credit Agreements provide that the Company and certain of its subsidiaries may borrow for various purposes, including the refinancing of existing debt, the provision of working capital and other general corporate needs.

The Company's obligations under the Credit Agreements bear interest at floating rates. The weighted average interest rate under the Credit Agreements was approximately 5.4% at March 31, 1999. The Company has entered into certain interest rate swap agreements that have the effect of fixing the interest rates on a portion of such debt. The weighted average interest rate at March 31, 1999 did not change significantly as a result of these derivative financial instruments.

The Credit Agreements provide for changes in borrowing margins based on financial criteria and the Company's senior unsecured debt ratings, and impose certain limitations on the operations of the Company and certain of its subsidiaries. The limitations include financial covenants relating to interest coverage and debt leverage as well as certain restrictions on the incurrence of additional indebtedness, the creation of liens, mergers and acquisitions, and certain dispositions of property and assets. The Company was in compliance with these requirements as of March 31, 1999.

(8) Pro Forma Information

The following table presents selected unaudited pro forma statement of earnings information for the quarter ended March 31, 1998 as a result of the Reorganization, the Recapitalization and the Merger. Such information reflects pro forma adjustments made in combining the historical results of old Sealed Air and Cryovac as a result of such transactions for the quarter presented. Such amounts include for the first quarter of 1998, among others, incremental goodwill amortization of approximately $10 million and incremental interest expense of approximately $20 million. This pro forma information is not intended to represent what the Company's actual results of operations would have been for such period.


                                                             Quarter Ended
                                                               March 31,
                                                       -------------------------
                                                       Reported        Pro Forma
                                                         1999            1998
                                                       --------        ---------
Net sales by business segment:
  Food and specialty packaging                         $425,979        $400,870
  Protective packaging                                  252,958         242,917
--------------------------------------------------------------------------------

Total net sales                                         678,937         643,787

Cost of sales                                           433,239         423,850
--------------------------------------------------------------------------------

Gross profit                                            245,698         219,937

Marketing, administrative and
  development expenses                                  128,614         124,562

Goodwill amortization                                    12,251          11,921

--------------------------------------------------------------------------------

Operating profit                                        104,833          83,454

Other income(expense), net                              (16,883)        (22,249)
--------------------------------------------------------------------------------

Earnings before income taxes                             87,950          61,205

Income taxes                                             41,336          28,400
--------------------------------------------------------------------------------

Net earnings                                             46,614          32,805
--------------------------------------------------------------------------------

Less: Preferred stock dividends                         (17,910)        (18,011)

Add:  Excess of book value over
repurchase price of preferred stock                          10             --
--------------------------------------------------------------------------------

Net earnings ascribed to common shareholders             28,714          14,794

Earnings per common share (1)
         Basic                                             0.34            0.18
         Diluted                                           0.34            0.18
--------------------------------------------------------------------------------

Weighted average number of common shares outstanding:
         Basic                                           83,364          83,272
         Diluted                                         83,496          83,483
--------------------------------------------------------------------------------
(1) For purposes of calculating basic and diluted earnings per common share in the 1998 period, net earnings have been reduced by the dividends that would have been payable on the Company's Series A convertible preferred stock if such shares had been outstanding during such period to arrive at earnings ascribed to common shareholders. The weighted average number of outstanding common shares used to calculate basic earnings per common share is calculated on an equivalent share basis using the weighted average number of shares outstanding of the Company's common stock, adjusted to reflect the terms of the Recapitalization. The assumed conversion of the convertible preferred stock is not considered in the calculation of diluted earnings per common share for either of the periods presented as the effect is antidilutive (i.e. would increase the earnings per common share for each period presented).

(9)  Restructuring and Other Charges

The Company's restructuring reserve, which arose primarily out of a restructuring undertaken by the Company during the third quarter of 1998, amounted to $19,056 at March 31, 1999 and $26,924 at December 31, 1998. The components of the restructuring charges, spending and other activity through March 31, 1999 and the remaining reserve balance at March 31, 1999 were as follows:

                                            Employee                   Contract
                                          Termination   Plant/Office  Termination
                                             Costs        Closures       Costs     Total
-----------------------------------------------------------------------------------------
Restructuring provision recorded in 1998    $ 39,848     $  2,291      $  1,150  $ 43,289
Cash payments during 1998                    (14,486)        (729)       (1,150)  (16,365)
-----------------------------------------------------------------------------------------
Restructuring reserve at December 31, 1998    25,362        1,562           -      26,924
Cash payments during 1999                     (7,633)        (235)          -      (7,868)
-----------------------------------------------------------------------------------------
Restructuring reserve at March 31, 1999       17,729        1,327           -      19,056
-----------------------------------------------------------------------------------------


The Company's third quarter 1998 restructuring charge of $111,074, included $39,848 of employee termination costs, $3,441 of exit costs and $67,785 of asset impairments related to long-lived assets either held for use or held for disposition. The asset impairment amount of $67,785 includes write-downs or write-offs of $47,083 for property, plant and equipment, $13,008 for goodwill, and $7,694 for certain other long-lived intangible assets. The Company expects to incur approximately $43,289 of cash outlays to carry out this restructuring program, of which approximately $24,233 was paid through March 31, 1999. These cash outlays include primarily severance and other personnel related costs, costs of terminating leases and facilities and equipment disposition costs. In connection with the restructuring, the Company is eliminating 750 positions, or approximately 5% of its workforce, across all functional areas. Through March 31, 1999, approximately 569 positions had been eliminated, and all restructuring actions, including remaining asset dispositions, are expected to be completed by the end of 1999 although certain cash outlays will continue into future years.

(10) Business Segment Information

The Company operates in two reportable business segments: (i) Food and Specialty Packaging and (ii) Protective Packaging. The Food and Specialty Packaging segment comprises the Company's Cryovac(R) food and specialty products. The Protective Packaging segment includes the aggregation of the Company's packaging products, engineered products and specialty products, all of which products are for non-food applications.

The Food and Specialty Packaging segment includes flexible materials and related systems (shrink film products, laminated films and specialty packaging systems marketed primarily under the Cryovac(R) trademark for a broad range of perishable foods). This segment also includes rigid packaging and absorbent pads (absorbent pads used for the packaging of meat, fish and poultry, foam trays for supermarkets and food processors, and rigid plastic containers for dairy and other food products).

The Protective Packaging segment includes cushioning and surface protection products (including air cellular cushioning materials, films for non-food applications, polyurethane foam packaging systems sold under the Instapak(R) trademark, polyethylene foam sheets and planks, a comprehensive line of protective and durable mailers and bags, certain paper-based protective packaging materials, suspension and retention packaging, and packaging systems) and other products (principally specialty adhesive products).


                                                            Quarter Ended
                                                               March 31,
                                                      --------------------------
                                                         1999            1998
--------------------------------------------------------------------------------
Net Sales
     Food and Specialty Packaging                     $ 425,979       $ 378,752
     Protective Packaging                               252,958          52,283
--------------------------------------------------------------------------------
     Total segments                                   $ 678,937       $ 431,035
--------------------------------------------------------------------------------
Operating profit
     Food and Specialty Packaging                     $  67,564       $  39,844
     Protective Packaging                                53,553           5,825
--------------------------------------------------------------------------------
     Total segments                                     121,117          45,669
     Corporate operating expenses (including goodwill
       amortization of $12,251 and $90 in 1999
       and 1998, respectively)                          (16,284)            (90)
--------------------------------------------------------------------------------
     Total                                            $ 104,833       $  45,579
--------------------------------------------------------------------------------
Depreciation and amortization
     Food and Specialty Packaging                     $  28,349       $  22,613
     Protective Packaging                                14,914           6,593
--------------------------------------------------------------------------------
     Total segments                                      43,263          29,206
     Corporate (including goodwill amortization)         12,524              90
--------------------------------------------------------------------------------
     Total                                            $  55,787       $  29,296
--------------------------------------------------------------------------------

Management's Discussion and Analysis of Results of Operations and Financial Condition

         On March 31, 1998, the Company (formerly known as W. R. Grace & Co.) and Sealed Air Corporation ("old Sealed Air") completed a series of transactions as a result of which:

         (a) The specialty chemicals business of the Company was separated from its packaging business, the packaging business ("Cryovac") was contributed to one group of wholly owned subsidiaries, and the specialty chemicals business was contributed to another group of wholly owned subsidiaries ("New Grace"); the Company and Cryovac borrowed approximately $1.26 billion under two revolving credit agreements (the "Credit Agreements") (which, as amended, are discussed below) and transferred substantially all of those funds to New Grace; and the Company distributed all of the outstanding shares of common stock of New Grace to its stockholders. As a result, New Grace became a separate publicly owned corporation that is unrelated to the Company. These transactions are referred to below as the "Reorganization."

         (b) The Company recapitalized its outstanding shares of common stock, par value $0.01 per share ("Grace Common Stock"), into a new common stock and Series A convertible preferred stock (the "Series A Preferred Stock"), each with a par value of $0.10 per share (the
         "Recapitalization").

         (c) A subsidiary of the Company merged into old Sealed Air (the "Merger"), with old Sealed Air being the surviving corporation. As a result of the Merger, old Sealed Air became a subsidiary of the Company, and the Company was renamed Sealed Air Corporation.

         References to "Grace" in this Management's Discussion and Analysis refer to the Company before the Reorganization, the Recapitalization and the Merger.

         The Merger was accounted for as a purchase of old Sealed Air by the Company as of March 31, 1998. Accordingly, the financial statements include the operating results and cash flows as well as the assets and liabilities of Cryovac for all periods presented. The operating results, cash flows, assets and liabilities of old Sealed Air are included from March 31, 1998. For periods prior to the Merger, the financial statements exclude all of the assets, liabilities (including contingent liabilities), revenues and expenses of Grace other than the assets, liabilities, revenues and expenses of Cryovac.

         In order to facilitate a review of the factors that affected the Company's operating results for the first quarter of 1999, the Company has included selected unaudited pro forma financial information for the first quarter of 1998 in Note 8 to the consolidated financial statements included in this Form 10-Q.

Results of Operations

Discussion and Analysis of Reported Operating Results

         The Company's net sales increased 58% to $678,937,000 in the first quarter of 1999 from $431,035,000 in the first quarter of 1998. The increase in net sales as well as most of the increases in cost of sales, marketing, administrative and development expenses and other costs and expenses, including the substantial increases in interest expense and goodwill amortization, that the Company experienced in the first quarter of 1999 were due to the inclusion of the protective packaging business of old Sealed Air's operations in this period and adjustments arising from the Merger, the Reorganization and the Recapitalization.

         Gross profit increased as a percentage of net sales to 36.2% for the first quarter of 1999 from 32.5% for the first quarter of 1998. This increase in gross profit as a percentage of net sales resulted from the higher level of net sales, certain lower raw material costs and cost reductions arising out of certain improvements in the Company's operations.

         Marketing, administrative and development expenses in the first quarter of 1998 included $18,044,000 of corporate expenses that were allocated to Cryovac by Grace prior to the Merger. Such allocations ceased upon the Merger. However, following the Merger, the Company has incurred and expects that it will continue to incur marketing, administrative and development expenses that partially offset the savings derived from the elimination of these allocated expenses. Primarily as a result of the Merger, the Company recorded goodwill amortization of $12,251,000 in the first quarter of 1999 compared to $90,000 in the first quarter of 1998.

         The increase in other expense, net for the first quarter of 1999 from the 1998 period was due primarily to interest expense on the Company's outstanding debt under the Credit Agreements.

         The Company's effective income tax rate for the quarter ended March 31, 1999 was 47.0% compared to 40.0% for the quarter ended March 31, 1998. The effective tax rate in 1999 is higher than the first quarter of 1998 primarily due to the non-deductibility of goodwill resulting from the Merger.

         As a result of the factors discussed above, the Company reported net earnings of $46,614,000 for the first quarter of 1999 compared with net earnings of $27,052,000 for the first quarter of 1998.

         For the first quarter of 1999, the Company reported basic and diluted earnings per common share of $0.34. For the first quarter of 1998, the Company reported basic and diluted earnings per common share of $0.22.

Discussion and Analysis of Pro Forma Operating Results

         The following discussion relates to the unaudited selected pro forma financial information that appears in Note 8 to the consolidated financial statements included in this Form 10-Q.

         Net sales for the first quarter of 1999 increased 5% to $678,937,000, compared with pro forma net sales of $643,787,000 for the first quarter of 1998, primarily due to higher unit volume, partially offset by the negative effect of foreign currency translation.

         The Company's net sales were affected in the first quarter of 1999 by the continued weakness of foreign currencies compared with the U.S. dollar, particularly in Latin America and the Asia-Pacific region. Excluding the negative effect of foreign currency translation, net sales would have increased 7% compared with the first quarter of 1998 on a pro forma basis.

         Net sales from domestic operations increased approximately 5% compared with the first quarter of 1998 on a pro forma basis, primarily due to increased unit volume. Net sales from foreign operations, which represented approximately 47% of the Company's total net sales in both periods, increased approximately 6% compared with the first quarter of 1998 on a pro forma basis, primarily due to increased unit volume which more than offset the negative effect of foreign currency translation.

         Net sales of the Company's food and specialty packaging products segment, which consist primarily of the Company's Cryovac(R) food packaging products and Dri-Loc(R) absorbent pads, increased approximately 6% compared with the first quarter of 1998 on a pro forma basis. This increase was due primarily to increased unit volume partially offset by the negative effect of foreign currency translation. Excluding the effect of foreign currency translation, net sales of this segment would have increased 8% compared with the first quarter of 1998 on a pro forma basis.

         Net sales of the Company's protective packaging segment, which consist primarily of Cryovac(R) industrial and consumer packaging, Instapak(R) chemicals and equipment, air cellular and polyethylene foam surface protection and cushioning materials and protective and durable mailers and bags, increased 4% compared with the first quarter of 1998 on a pro forma basis primarily due to higher unit volume. Foreign currency translation had a minimal effect on the net sales of this segment.

         Gross profit as a percentage of net sales increased to 36.2% compared to 34.2% for the first quarter of 1998 on a pro forma basis. This increase resulted from the higher level of net sales, certain lower raw material prices and cost reductions arising out of certain improvements in the Company's operations.

         Marketing, administrative and development expenses and goodwill amortization as a percentage of net sales were 20.7% for the first quarter of 1999 compared to 21.2% for the first quarter of 1998 on a pro forma basis. This decrease resulted primarily from the higher level of net sales and cost reductions arising out of certain improvements in the Company's operations, partially offset by integration and information systems costs.

         On a pro forma basis, the decrease in other expense, net, consisting primarily of interest expense, was primarily due to the lower level of debt outstanding for the first quarter of 1999.

         The Company's effective income tax rate was 47.0% for the first quarter of 1999 compared with a pro forma rate of 46.4% for the first quarter of 1998. These rates are higher than the Company's applicable statutory rates primarily due to the non-deductibility for tax purposes of the goodwill amortization resulting from the Merger. The Company expects that its effective tax rate will remain higher than statutory rates for 1999.

         As a result of the above, the Company recorded net earnings of $46,614,000 for the first quarter of 1999 compared to pro forma net earnings of $32,805,000 for the 1998 period.

         Basic and diluted earnings per common share for the first quarter of 1999 were $0.34 compared with pro forma earnings per common share of $0.18 for the first quarter of 1998. The effect of the conversion of the Company's outstanding convertible preferred stock is not considered in the calculation of diluted earnings per common share because it would be antidilutive (i.e., would increase earnings per common share to $0.40 for the first quarter of 1999 compared with pro forma earnings per common share of $0.28 for the first quarter of 1998).

Liquidity and Capital Resources

         The Company's principal sources of liquidity are cash flows from operations and amounts available under the Company's existing lines of credit, including principally the Credit Agreements mentioned above. Prior to the consummation of the Merger, Cryovac participated in Grace's centralized cash management system, whereby cash received from operations was transferred to, and disbursements were funded from, centralized corporate accounts. As a result, any cash flows from operations that were in excess of Cryovac's cash needs were transferred to these corporate accounts and used for other corporate purposes. In connection with the Reorganization, most of the Company's net cash at March 31, 1998 (other than $51,259,000 of cash recorded on the balance sheet of old Sealed Air immediately before the Merger) was transferred to New Grace.

         Net cash provided by operating activities increased to $72,991,000 in the first quarter of 1999. The increase in operating cash flows in the first quarter of 1999 was primarily due to the inclusion of the operations of old Sealed Air, higher levels of depreciation and amortization partially offset by the change in operating assets and liabilities in the ordinary course of business.

         Net cash used in investing activities amounted to $16,082,000 in the first quarter of 1999 compared to net cash provided by investing activities of $36,997,000 in the 1998 period. The decrease in 1999 compared to the first quarter of 1998 was primarily due to the $51,259,000 of cash acquired from old Sealed Air at the time of the Merger. Capital expenditures were $16,943,000 for the first quarter of 1999 and $16,963,000 for the 1998 period.

         Net cash used in financing activities amounted to $14,734,000 in the first quarter of 1999 and $40,600,000 in the first quarter of 1998. Repayments of debt in the first quarter of 1999 were offset by additional borrowings. Also included in the first quarter of 1999 was $17,911,000 of dividends paid on the Company's Series A Preferred Stock and $1,240,000 for the repurchase on the open market of shares of Series A Preferred Stock. In 1998, cash flows from financing activities reflected the proceeds from borrowings under the Credit Agreements, offset by the contribution of funds to New Grace in connection with the Reorganization.

         At March 31, 1999, the Company had working capital of $172,339,000, or 4% of total assets, compared to working capital of $309,624,000, or 8% of total assets, at December 31, 1998. Working capital declined primarily due to an increase in short-term borrowings and current installments of long-term debt of $193,726,000 arising out of the reclassification of certain borrowings made under the Credit Agreements from the Company's 5-year facility to its 364-day facility, partially offset by a $40,294,000 increase in cash.

         The Company's ratio of current assets to current liabilities (current ratio) was 1.2 at March 31, 1999 and 1.6 at December 31, 1998. The Company's ratio of current assets less inventory to current liabilities (quick ratio) was
0.9 at March 31, 1999 and 1.1 at December 31, 1998. The decreases in these ratios in 1999 resulted primarily from the decreases in working capital discussed above.

         The Company's two principal Credit Agreements are a 5-year revolving credit facility that expires on March 30, 2003 and a $600 million 364-day revolving credit facility that was renewed effective March 29, 1999 for an additional 364-day period. At that time, the Company voluntarily reduced the aggregate amount available under the 5-year revolving credit facility from $1 billion to $800 million. Borrowings outstanding under the 5-year facility are recorded as long-term debt and borrowings outstanding under the 364-day facility are recorded as short-term borrowings. The Credit Agreements provide that the Company and certain of its subsidiaries may borrow for various purposes, including the refinancing of existing debt, the provision of working capital and other general corporate needs. Long term debt, less current installments outstanding at March 31, 1999 includes primarily borrowings under the 5-year Credit Agreement, less prepayments made through March 31, 1999.

         On May 13, 1999, the Company priced an offering of $300 million aggregate principal amount of 10-year 6.95% senior notes that is being made under Rule 144A and Regulation S under the Securities Act of 1933, as amended. The net proceeds of such offering will be used to repay indebtedness outstanding under the Credit Agreements. The Company expects this offering to be completed in May 1999. Although amounts repaid under the Credit Agreements may be reborrowed under the Credit Agreements, the Company is considering a further voluntary reduction of the aggregate amounts available under the Credit Agreements.

         The Company's obligations under the Credit Agreements bear interest at floating rates. The weighted average interest rate under the Credit Agreements was approximately 5.4% at March 31, 1999. The Company has entered into certain interest rate swap agreements that have the effect of fixing the interest rates on a portion of such debt. The weighted average interest rate at March 31, 1999 did not change as a result of these derivative financial instruments.

         The Credit Agreements provide for changes in borrowing margins based on financial criteria and the Company's senior unsecured debt ratings, and impose certain limitations on the operations of the Company and certain of its subsidiaries. These limitations include financial covenants relating to interest coverage and debt leverage as well as certain restrictions on the incurrence of additional indebtedness, the creation of liens, mergers and acquisitions, and certain dispositions of property or assets. The Company was in compliance with these requirements as of March 31, 1999.

         At March 31, 1999, the Company had available lines of credit, including those available under the Credit Agreements, of approximately $1.6 billion of which approximately $566 million were unused.

         The Company's shareholders' equity was $438,015,000 at March 31, 1999 compared to $437,045,000 at December 31, 1998. Shareholders' equity increased marginally in the first quarter of 1999 as the Company's net earnings of $46,614,000 were substantially offset by the payment of the preferred stock dividends of $17,911,000 and by $40,679,000 reflecting the negative effect of foreign currency translation in the accumulated translation adjustment.

Other Matters

Environmental Matters

         The Company is subject to loss contingencies resulting from environmental laws and regulations, and it accrues for anticipated costs associated with investigatory and remediation efforts when an assessment has indicated that a loss is probable and can be reasonably estimated. These accruals do not take into account any discounting for the time value of money and are not reduced by potential insurance recoveries, if any. Environmental liabilities are reassessed whenever circumstances become better defined and/or remediation efforts and their costs can be better estimated. These liabilities are evaluated periodically based on available information, including the progress of remedial investigations at each site, the current status of discussions with regulatory authorities regarding the methods and extent of remediation and the apportionment of costs among potentially responsible parties. As some of these issues are decided (the outcomes of which are subject to uncertainties) and/or new sites are assessed and costs can be reasonably estimated, the Company adjusts the recorded accruals, as necessary. However, the Company believes that it has adequately reserved for all probable and estimable environmental exposures.

Year 2000 Computer System Compliance

         The Company is addressing various Year 2000 issues. Year 2000 issues arise from computer programs that utilize only the last two digits of a year to define a particular year rather than the complete four-digit year. As a result, certain computer programs may not properly process certain dates, particularly those that fall into the year 2000 or subsequent years. Year 2000 issues affect both computer-based information systems and systems with embedded microcontrollers or microcomputers.

         In addressing these issues, the Company has considered the following four areas: (a) computer-based information technology systems, (b) other systems not directly involving information technology, including embedded systems, (c) packaging and dispensing equipment used by the Company's customers, and (d) Year 2000 readiness of the Company's key suppliers and customers. The Company's action plan for dealing with these issues consists of the following four phases:
(1) identifying the potentially affected items, (2) assessing the effect of Year 2000 issues on these items, (3) remediating the deficiencies of these items with updates, repairs or replacements, and (4) testing these items.

State of Readiness

         The Company has examined the hardware and software of its computer-based information technology systems, including mainline systems, personal computers and telephone systems. The Company has also examined other devices incorporating electronic microchips that might fail as a result of the Year 2000 issue. These include security and control systems in Company facilities and programmable logic controllers and microcomputers embedded into production and other equipment in the Company's plants and warehouses. The Company has substantially finished the identification and assessment phases of its Year 2000 action plan in these two areas. The Company has also completed approximately 90% of the remediation and testing phases of the plan for these areas. The Company expects to complete its work on Year 2000 issues for computer-based information technology systems by June 30, 1999 and for non-information technology systems by September 30, 1999.

         The Company has examined certain packaging and dispensing equipment that it has sold or leased to customers in order to identify Year 2000 issues. This equipment often incorporates microprocessors as controllers. The Company believes that no further remediation is necessary for these devices.

         The Company has conducted an initial Year 2000 issue survey of key suppliers, particularly single-source suppliers of important raw materials, and initial responses have been received. Remedial action will be requested as required. The Company expects that all survey activity regarding suppliers will be completed by June 30, 1999. In addition, the Company intends to contact certain customers by May 31, 1999 regarding their overall Year 2000 readiness.

Costs

         The Company estimates that the total costs to address the Company's Year 2000 issues will be in the neighborhood of $6 million. No significant information technology projects have been deferred by the Company due to Year 2000 issues.

Risks

         While the Company believes that it is taking all steps reasonably necessary to assure its ability to conduct business and to safeguard its assets during the period affected by Year 2000 issues, risks cannot in every case be eliminated. Utilities and other sole-source suppliers may disrupt one or more of the Company's operations if they are unable to conduct business during this period.

         If the Company is unable to complete its remediation efforts satisfactorily and on a timely basis, substantial business interruptions may occur in its operations. These could include disruptions to manufacturing operations, logistics, invoicing, collections and vendor payments. The Company's efforts described herein are expected to reduce the Company's uncertainty about Year 2000 issues. The Company believes that its efforts to date in this regard have contributed to reducing the risk of significant interruptions of its operations, and it intends to pursue these efforts as described herein.

Contingency Plans

         The Company has certain contingency measures in place, including in some cases dual utility services, backup power equipment, backup data centers, manual backup procedures and alternate suppliers. The Company is developing a formal Year 2000 contingency plan to implement additional protection measures. The Company expects to complete this plan during the first half of 1999 and to implement it on a timely basis.

Euro Conversion

         On January 1, 1999, eleven of the fifteen members of the European Union (the "participating countries") established fixed conversion rates between their existing currencies (the "legacy currencies") and introduced the euro, a single common non-cash currency. The euro is now traded on currency exchanges and is being used in business transactions.

         At the beginning of 2002, new euro-denominated bills and coins will be issued to replace the legacy currencies, and the legacy currencies will be withdrawn from circulation. By 2002, all companies operating in the participating countries are required to restate their statutory accounting data into euros as their base currency.

         In 1998, the Company established plans to address the systems and business issues raised by the euro currency conversion. These issues include, among others, (1) the need to adapt computer, accounting and other business systems and equipment to accommodate euro-denominated transactions, (2) the need to modify banking and cash management systems in order to be able to handle payments between customers and suppliers in legacy currencies and euros between 1999 and 2002, (3) the requirement to change the base statutory and reporting currency of each subsidiary in the participating countries into euros during the transition period, (4) the foreign currency exposure changes resulting from the alignment of the legacy currencies into the euro, and (5) the identification of material contracts and sales agreements whose contractual stated currency will need to be converted into euros.

         The Company believes that it will be euro compliant by January 1, 2002. The Company has implemented plans to accommodate euro-denominated transactions and to handle euro payments with third party customers and suppliers in the participating countries. The Company plans to meet the requirement to convert statutory and reporting currencies to the euro by acquiring and installing new financial software systems. If there are delays in such installation, the Company plans to pursue alternate means to convert statutory and reporting currencies to the euro by 2002. The Company expects that its foreign currency exposures will be reduced as a result of the alignment of legacy currencies, and the Company believes that all material contracts and sales agreements requiring conversion will be converted to euros prior to January 1, 2002.

         Although additional costs are expected to result from the implementation of the Company's plans, the Company also expects to achieve benefits in its treasury and procurement areas as a result of the elimination of the legacy currencies. Since the Company has operations in each of its business segments in the participating countries, each of its business segments will be affected by the conversion process. However, the Company expects that the total impact of all strategic and operational issues related to the euro conversion and the cost of implementing its plans for the euro conversion will not have a material adverse impact on its consolidated financial condition or results of operations.

Recently Issued Statements of Financial Accounting Standards

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement, which the Company expects to adopt beginning January 1, 2000, establishes accounting and operating standards for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts. The Company is reviewing the potential impact, if any, of SFAS No. 133 on its Consolidated Financial Statements.

Forward-Looking Statements

         Certain statements made by the Company in this Form 10-Q and in future oral and written statements by management of the Company may be forward-looking. These statements include comments as to the Company's beliefs and expectations as to future events and trends affecting the Company's business, its results of operations and its financial condition. These forward-looking statements are based upon management's current expectations concerning future events and discuss, among other things, anticipated future performance and future business plans. Forward-looking statements are identified by such words and phrases as "expects," "intends," "believes," "will continue," "plans to," "could be" and similar expressions. Forward-looking statements are necessarily subject to uncertainties, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements.

         While the Company is not aware that any of the factors listed below will adversely affect the future performance of the Company, the Company recognizes that it is subject to a number of uncertainties, such as business and market conditions in Asia, Latin America and other geographic areas around the world, changes in the value of foreign currencies against the U.S. dollar, the ability of the Company to complete integration and restructuring activities relating to the merger of old Sealed Air and Cryovac and the success of those efforts, general economic, business and market conditions, conditions in the industries and markets that use the Company's packaging materials and systems, the development and success of new products, the Company's success in entering new markets, competitive factors, raw material availability and pricing, changes in the Company's relationship with customers and suppliers, future litigation and claims (including environmental matters) involving the Company, changes in domestic or foreign laws or regulations, or difficulties related to the Year 2000 issue or the euro conversion.

                                     PART II
                                     -------

                                OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds.

         In March 1999, the Company issued 175,049 shares of its common stock, par value $0.10 per share, to the Profit-Sharing Plan of the Company as part of its 1998 contribution to the Profit-Sharing Plan. The issuance of such shares to the Profit-Sharing Plan was not registered under the Securities Act of 1933, as amended (the "Securities Act"), because such transaction did not involve an "offer" or "sale" of securities under Section 2(3) of the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K.

          (a)   Exhibits

Exhibit Number    Description


10.1              First Amendment, dated as of March
                  16, 1999, to Global Revolving Credit
                  Agreement (5-year), among the
                  Company, certain of the Company's
                  subsidiaries as borrowers and
                  guarantors thereunder, ABN AMRO Bank
                  N.V., as Administrative Agent, and
                  certain other banks party thereto.

10.2              First Amendment, dated as of March
                  16, 1999, to Global Revolving Credit
                  Agreement (364-Day), among the
                  Company, certain of the Company's
                  subsidiaries as borrowers and
                  guarantors thereunder, ABN AMRO Bank
                  N.V., as Administrative Agent, and
                  certain other banks party thereto.

27                Financial Data Schedule.

          (b)   Reports on Form 8-K.

               On March 16, 1999, the Company filed a Current Report on Form 8-K, Date of Report - March 15, 1999, which reported under Item 5 that the Company's 1999 Annual Meeting will be held on May 21, 1999 in accordance with the Company's By-Laws, and proxy materials were expected to be mailed to the Company's stockholders on or about March 31, 1999 and that the Company's 1998 Annual Meeting was held on June 26, 1998, delayed from the date provided in the Company's By-Laws due to the closing of the Reorganization, the Recapitalization and the Merger.

                                      Signatures



        Pursuant to the requirements of the Securities Exchange Act of

        1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SEALED AIR CORPORATION




        Date:  May 14, 1999                    By /s/ Jeffrey S. Warren
                                                  ------------------------
                                               Jeffrey S. Warren
                                               Controller
                                               (Authorized Executive Officer
                                               and Chief Accounting Officer)