Form 10-Q
period 1999-06-30
SEALED AIR CORP/DE
filed 1999-08-13
CIK 1012100

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-Q


         (Mark One)
              ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

              (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________to_______


                         Commission file number 1-12139


                             SEALED AIR CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                           65-0654331
-------------------------------                          ----------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification Number)


Park 80 East
Saddle Brook, New Jersey                                       07663-5291
-------------------------------                          ----------------------
(Address of Principal                                          (Zip Code)
Executive Offices)


Registrant's telephone number, including area code  (201) 791-7600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X   NO
                                             ---    ---

There were 83,619,100 shares of the registrant's common stock, par value $0.10 per share, and 35,758,634 shares of the registrant's Series A convertible preferred stock, par value $0.10 per share, outstanding as of July 31, 1999.

                                     PART I
                             FINANCIAL INFORMATION

                    SEALED AIR CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Earnings
           For the Three and Six Months Ended June 30, 1999 and 1998
                (In thousands of dollars except per share data)
                                  (Unaudited)

                                      For the                  For the
                                Three Months Ended         Six Months Ended
                                      June 30                  June 30
                                 1999         1998         1999         1998
                               ---------   ---------    ----------  -----------
Net sales                      $695,121    $670,005     $1,374,058  $1,101,040
Cost of sales                   441,541     442,945        874,780     733,858
                               ---------   ---------    ----------  -----------
Gross profit                    253,580     227,060        499,278     367,182
Marketing, administrative
 and development expenses       131,969     124,084        260,583     218,537
Goodwill amortization            12,331      12,018         24,582      12,108
                               ---------   ---------    ----------  -----------
Operating profit                109,280      90,958        214,113     136,537
Other income (expense):
 Interest expense               (14,738)    (20,642)       (29,457)    (20,724)
 Other, net                       1,143      (1,537)        (1,021)     (1,948)
                               ---------   ---------    ----------  -----------
   Other expense, net           (13,595)    (22,179)       (30,478)    (22,672)
                               ---------   ---------    ----------  -----------
Earnings before
 income taxes                    95,685      68,779        183,635     113,865
Income taxes                     44,493      33,214         85,829      51,248
                               ---------   ---------    ----------  -----------
Net earnings                   $ 51,192    $ 35,565     $   97,806  $   62,617
                               =========   =========    ==========  ==========
Less:  Series A
 Preferred stock dividends       17,879      18,011         35,789      18,011

Less:  Retroactive
 recognition of preferred
 stock dividends                  --           --            --         18,011

Add:  Excess of book value
 over repurchase price of
 Series A preferred stock            29        --               39        --
                               ---------   ---------    ----------  -----------
Net earnings ascribed to
 common shareholders           $  33,342   $  17,554    $   62,056  $    26,595
                               =========   =========    ==========  ===========

Earnings per common share
 (See Note 4):
   Basic                       $    0.40   $    0.21    $     0.74  $      0.43
                               =========   =========    ==========  ===========
   Diluted                     $    0.40   $    0.21    $     0.74  $      0.43
                               =========   =========    ==========  ===========

Weighted average number of
 common shares outstanding:
   Basic                         83,626       83,612        83,505       62,249
                               =========   =========    ==========  ===========
   Diluted                       83,758       83,746        83,637       62,426
                               =========   =========    ==========  ===========




         See accompanying notes to consolidated financial statements.

                             SEALED AIR CORPORATION
                          Consolidated Balance Sheets
                      June 30, 1999 and December 31, 1998
                  (In thousands of dollars except share data)


                                                   June 30,    December 31,
                                                     1999          1998
                                                 (Unaudited)
                                                 -----------   ------------
ASSETS

Current assets:
Cash and cash equivalents                         $  60,027     $   44,986
Notes and accounts receivable, net of allowances
  for doubtful accounts of $19,076 in 1999 and
  $17,945 in 1998                                   450,118        453,124
Inventories                                         269,065        275,312
Other current assets                                 72,226         71,192
                                                 ----------    -----------
  Total current assets                              851,436        844,614
                                                 ----------    -----------
Property and equipment:
  Land and buildings                                414,005        420,589
  Machinery and equipment                         1,322,147      1,349,716
  Other property and equipment                      115,308        121,252
  Construction in progress                           50,767         54,538
                                                 ----------    -----------
                                                  1,902,227      1,946,095
Less accumulated depreciation and amortization      858,824        829,513
                                                 ----------    -----------
  Property and equipment, net                     1,043,403      1,116,582
                                                 ----------    -----------
Goodwill, less accumulated amortization of
  $60,218 in 1999 and $36,083 in 1998             1,883,948      1,907,736
Other assets                                        177,859        170,998
                                                 ----------    -----------
  Total assets                                   $3,956,646    $ 4,039,930
                                                 ==========    ===========







         See accompanying notes to consolidated financial statements.

                             SEALED AIR CORPORATION
                          Consolidated Balance Sheets
                June 30, 1999 and December 31, 1998 (Continued)
                  (In thousands of dollars except share data)


                                                       June 30,    December 31,
                                                         1999          1998
                                                     (Unaudited)
                                                     -----------   ------------
LIABILITIES, CONVERTIBLE PREFERRED STOCK & SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-term borrowings and current portion
    of long-term debt                                 $  148,656   $   85,131
  Accounts payable                                       163,992      176,594
  Other current liabilities                              209,008      230,332
  Income taxes payable                                    43,026       42,933
                                                      ----------   ----------
    Total current liabilities                            564,682      534,990

Long-term debt, less current portion                     845,332      996,526
Deferred income taxes                                    206,289      200,699
Other liabilities                                         82,002       79,577
                                                      ----------   ----------
    Total liabilities                                  1,698,305    1,811,792
                                                      ----------   ----------

Series A convertible preferred stock, $50 per
  share redemption value, authorized and issued
  36,016,696 shares in 1999 and 36,021,851
  shares in 1998, including 257,500 shares in
  1999 and 200,000 shares in 1998 in treasury,
  mandatory redemption in 2018                         1,787,960    1,791,093

Shareholders' equity:
  Common stock, $.10 par value. Authorized
    400,000,000 shares, issued 84,009,118 shares in
    1999 and 83,806,361 shares in 1998                     8,401        8,380
  Additional paid-in capital                             622,958      610,505
  Retained earnings (deficit)                             54,051       (7,966)

  Accumulated translation adjustment                    (172,884)    (124,843)
                                                      ----------   ----------
                                                         512,526      486,076
                                                      ----------   ----------
  Less:  Deferred compensation                            27,193       28,683
  Less:  Cost of treasury common stock, 331,904 shares
           in 1999 and 494,550 shares in 1998             11,838       17,234
  Less:  Minimum pension liability                         3,114        3,114
                                                      ----------   ----------
    Total shareholders' equity                           470,381      437,045
                                                      ----------   ----------
    Total liabilities, preferred stock and
          shareholders' equity                        $3,956,646   $4,039,930
                                                      ==========   ==========

         See accompanying notes to consolidated financial statements.

                    SEALED AIR CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 1999 and 1998
                           (In thousands of dollars)
                                  (Unaudited)

                                                         1999            1998
                                                      ----------      ----------
Cash flows from operating activities:
  Net earnings                                        $   97,806      $  62,617
  Adjustments to reconcile net earnings to
    net cash provided by operating activities,
    net of effect of businesses acquired:
      Depreciation and amortization                      111,946         86,006
      Amortization of senior debt discount                    19             --
      Deferred tax (benefit)provision                     (2,162)         5,673
      Net loss on disposals of fixed assets                  105            608
Changes in operating assets and liabilities,
  net of assets and liabilities
  acquired and transferred to/from Grace:
        Notes and accounts receivable                    (11,253)        (8,743)
        Inventories                                       (1,031)         5,320
        Other current assets                                (422)         1,417
        Other assets                                      (1,542)        (9,357)
        Accounts payable                                  (9,753)        (2,243)
        Other current liabilities                         (7,563)         9,301
        Other liabilities                                  4,317          5,271
                                                      ----------      ---------
    Net cash provided by operating activities            180,467        155,870
                                                      ----------      ---------
Cash flows from investing activities:
  Capital expenditures for property and equipment        (31,843)       (32,462)
  Proceeds from sales of property and equipment            2,155          4,191
  Businesses acquired, net of cash acquired
       and debt assumed                                   (8,905)        48,994
                                                      ----------      ---------
    Net cash(used) provided by investing activities      (38,593)        20,723
                                                      ----------      ---------
Cash flows from financing activities:
  Net advances to Grace                                       --        (24,106)
  Proceeds from long-term debt                           298,175      1,258,807
  Payment of long-term debt                             (455,053)      (125,768)
  Payment of senior debt issuance costs                   (1,950)            --
  Dividends paid on preferred stock                      (35,821)            --
  Purchase of treasury preferred stock                    (2,836)            --
  Proceeds from stock option exercises                     1,663             --
  Transfer of funds to New Grace                              --     (1,256,614)
  Net proceeds from short-term borrowings                 69,352          4,230
                                                      ----------      ---------
    Net cash used in financing activities               (126,470)      (143,451)
                                                      ----------      ---------
Effect of exchange rate changes on cash and cash
  equivalents                                               (363)           922
                                                      ----------      ---------

Cash and cash equivalents:

  Increase during the period                              15,041         34,064
  Balance, beginning of period                            44,986             --
                                                      ----------      ---------
  Balance, end of period                              $   60,027      $  34,064
                                                      ==========      =========

         See accompanying notes to consolidated financial statements.

                    SEALED AIR CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
          For the Six Months Ended June 30, 1999 and 1998 (Continued)
                           (In thousands of dollars)
                                  (Unaudited)

                                                         1999            1998
                                                      ----------      ----------
Supplemental Cash Flow Items:

  Interest payments, net of amounts capitalized       $   30,135      $   13,745
                                                      ==========      ==========
  Income tax payments                                 $   85,275      $   11,016
                                                      ==========      ==========
  Non-Cash Items:

  Issuance of 36,021,851 shares of Series A
    convertible preferred stock and
    40,647,815 shares of common stock
    in connection with the Recapitalization           $       --      $1,801,093
                                                      ==========      ==========

  Net assets acquired in exchange for the
    issuance of 42,624,246 shares of common
    stock in connection with the Merger, net
    of cash balance of $51,259 acquired               $       --      $2,110,752
                                                      ==========      ==========







         See accompanying notes to consolidated financial statements.

                    SEALED AIR CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Comprehensive Income
           For the Three and Six Months Ended June 30, 1999 and 1998
                           (In thousands of dollars)
                                  (Unaudited)

                                        For the                  For the
                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                     1999      1998            1999      1998
                                   --------  --------        --------  --------
Net Earnings                       $ 51,192  $ 35,565        $ 97,806  $ 62,617

Other comprehensive income:

  Foreign currency translation
    adjustments                      (7,362)   (2,561)        (48,041)  (12,678)
                                   --------  --------        --------  --------
Comprehensive income               $ 43,830  $ 33,004        $ 49,765  $ 49,939
                                   ========  ========        ========  ========








See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 1999 and 1998
(Amounts in thousands, except per share data)
(Unaudited)


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

(2)  Basis of Presentation

The Merger was accounted for as a purchase of old Sealed Air by the Company as of March 31, 1998. Accordingly, the financial statements include the operating results and cash flows as well as the assets and liabilities of Cryovac for all periods presented. The operating results, cash flows, assets and liabilities of old Sealed Air are included from March 31, 1998. See Note 8 for unaudited selected pro forma statement of earnings information for the quarter and six months ended June 30, 1998. For periods prior to the Merger, the financial statements exclude all of the assets, liabilities (including contingent liabilities), revenues and expenses of Grace other than the assets, liabilities, revenues and expenses of Cryovac.

Subsequent to the Merger, the consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position and results of operations for the quarter and six months ended June 30, 1999 have been made. The consolidated statements of earnings for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current year's presentation.

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

(4)  Earnings Per Common Share

In calculating basic and diluted earnings per common share for the first six months of 1998, retroactive recognition was given to the Recapitalization as if it had occurred on January 1, 1998 in accordance with SAB No. 98. Accordingly, net earnings were reduced for preferred stock dividends for the first quarter of 1998 (as if such shares had been outstanding during the period) to arrive at net earnings ascribed to common shareholders. The weighted average number of outstanding common shares used for the first six months of 1998 to calculate basic earnings per common share was calculated on an equivalent share basis using the weighted average number of shares of common stock outstanding for the first quarter of 1998, adjusted to reflect the terms of the Recapitalization. The weighted average number of common shares used to calculate diluted earnings per common share also considers the exercise of dilutive stock options in each period. The outstanding preferred stock is not assumed to be converted in the calculation of diluted earnings per common share for all periods presented because the treatment of the preferred stock as the common stock into which it is convertible would be antidilutive (i.e., would increase earnings per common share) in those periods.

The following table sets forth the reconciliation of the basic and diluted earnings per common share computations for the three and six months ended June 30, 1999 and 1998 (amounts other than per share amounts in thousands).

                                         Three Months Ended           Six Months Ended
                                               June 30,                   June 30,
                                         1999          1998           1999        1998
----------------------------------------------------------------------------------------
Basic EPS:
NUMERATOR
Net earnings                           $ 51,192      $ 35,565      $ 97,806     $ 62,617

Add: Excess of book value over
 repurchase price of preferred stock         29            --            39           --
Less: Preferred stock dividends          17,879        18,011        35,789       18,011
Less: Retroactive recognition of
 preferred stock dividends                   --            --            --       18,011
----------------------------------------------------------------------------------------
Net earnings ascribed to common
 shareholders                          $ 33,342      $ 17,554      $ 62,056     $ 26,595
----------------------------------------------------------------------------------------

DENOMINATOR
Weighted average common shares
 outstanding - basic                     83,626        83,612        83,505       62,249

----------------------------------------------------------------------------------------
Basic earnings per common share        $   0.40      $   0.21      $   0.74     $   0.43
----------------------------------------------------------------------------------------

Diluted EPS:
NUMERATOR
Net earnings ascribed to common
 shareholders                          $ 33,342      $ 17,554      $ 62,056     $ 26,595

----------------------------------------------------------------------------------------

DENOMINATOR
Weighted average common shares
 Outstanding - basic                     83,626        83,612        83,505       62,249

Effect of assumed exercise of stock
  options                                   132           134           132          177

Weighted average common shares
 Outstanding - diluted                   83,758        83,746        83,637       62,426

----------------------------------------------------------------------------------------
Diluted earnings per common share      $   0.40      $   0.21      $   0.74     $   0.43
----------------------------------------------------------------------------------------

(5)  Inventories

At June 30, 1999 and December 31, 1998, the components of inventories by major classification (raw materials, work in process and finished goods) were as follows:

                                            June 30,         December 31,
                                              1999               1998
                                          -----------        ------------
         Raw materials                    $    61,579        $    63,805
         Work in process                       51,294             50,714
         Finished goods                       172,364            176,965
                                          -----------        -----------
            Subtotal                          285,237            291,484
         Reduction of certain
           inventories to LIFO basis          (16,172)           (16,172)
                                          -----------        -----------
         Total inventories                $   269,065        $   275,312
                                          ===========       ============

(6)  Income Taxes

The Company's effective income tax rates were 46.5% and 48.3% for the second quarters of 1999 and 1998, respectively. Such rates were higher than the statutory U.S. federal income tax rate primarily due to the non-deductibility of the goodwill amortization resulting from the Merger and state income taxes.

(7)  Long-Term Debt

On May 18, 1999, the Company issued $300 million aggregate principal amount of 10-year 6.95% senior notes ("Senior Notes") under Rule 144A and Regulation S of the Securities Act of 1933, as amended. Accrued interest on the Senior Notes is payable semi-annually in cash on May 15 and November 15 of each year, commencing on November 15, 1999. The net proceeds of $297,834 from the issuance of the Senior Notes were used to reduce outstanding borrowings under the Credit Agreements described below. At June 30, 1999, the outstanding borrowings under the Senior Notes were $297,853 net of unamortized bond discount of $2,147.

At June 30, 1999, the Company's outstanding debt consisted primarily of borrowings made under the Credit Agreements described below, the Senior Notes and certain other loans incurred by the Company's subsidiaries. The Company's outstanding debt balance as of December 31, 1998 primarily included borrowings under the Credit Agreements and certain other loans incurred by the Company's subsidiaries.

The Company's two principal Credit Agreements are a 5-year revolving credit facility that expires on March 30, 2003 and a 364-day revolving credit facility that expires on March 27, 2000. During the first six months of 1999, the Company voluntarily reduced the amounts available under the Credit Agreements from $1 billion to $650 million under the 5-year revolving credit facility and from $600 million to $475 million under the 364-day revolving facility. As of June 30, 1999, outstanding borrowings under the 5-year and 364-day revolving credit facilities were approximately $537 million (included in long-term debt) and $41 million (included in short-term borrowings), respectively. The Credit Agreements provide that the Company and certain of its subsidiaries may borrow for various purposes, including the refinancing of existing debt, the provision of working capital and other general corporate needs.

The Company's obligations under the Credit Agreements bear interest at floating rates. The weighted average interest rate under the Credit Agreements was approximately 5.6% at June 30, 1999 and 5.8% at December 31, 1998. The Company has entered into certain interest rate swap agreements that have the effect of fixing the interest rates on a portion of such debt. The weighted average interest rates at June 30, 1999 and December 31, 1998 did not change significantly as a result of these derivative financial instruments.

The Credit Agreements provide for changes in borrowing margins based on financial criteria and the Company's senior unsecured debt ratings, and impose certain limitations on the operations of the Company and certain of its subsidiaries. The limitations include financial covenants relating to interest coverage and debt leverage as well as certain restrictions on the incurrence of additional indebtedness, the creation of liens, mergers and acquisitions, and certain dispositions of property and assets. The Company was in compliance with these requirements as of June 30, 1999.

The Senior Notes impose certain limitations on the operations of the Company and certain of its subsidiaries. The limitations include restrictions on the creation of liens, entrance into sale-leaseback transactions, merger or consolidation of the Company and disposition of substantially all of the Company's assets. The Company was in compliance with these requirements as of June 30, 1999.

On July 19, 1999, the Company issued euro 200 million (approximately $205 million) aggregate principal amount of 7-year 5.625% notes in the European market ("Euro Notes") under Regulation S of the Securities Act of 1933, as amended. Accrued interest on the Euro Notes is payable annually in cash on July 19 of each year, commencing on July 19, 2000. The net proceeds of euro 198,624 (approximately $203 million) were used to repay borrowings under the Credit Agreements.

(8) Pro Forma Information

The following table presents selected unaudited pro forma statement of earnings information for the quarter and six months ended June 30, 1998 as a result of the Reorganization, the Recapitalization and the Merger. Such information reflects pro forma adjustments made in combining the historical results of old Sealed Air and Cryovac as a result of such transactions for the three and six months ended June 30, 1998. Such amounts include for the first quarter of 1998, among others, incremental goodwill amortization of approximately $10 million and incremental interest expense of approximately $20 million. This pro forma information is not intended to represent what the Company's actual results of operations would have been for such periods.

                                            For the                     For the
                                        Three Months Ended          Six Months Ended
                                            June 30,                    June 30,
                                      --------------------      ----------------------
                                      Reported   Pro Forma      Reported     Pro Forma
                                       1999         1998(1)       1999          1998(1)
                                       ----         -------       ----          -------
Net sales by business segment:
  Food and specialty packaging      $431,807      $419,932      $857,786      $820,802
  Protective packaging               263,314       250,073       516,272       492,990
--------------------------------------------------------------------------------------

Total net sales                      695,121       670,005     1,374,058     1,313,792

Cost of sales                        441,541       434,945       874,780       858,795
--------------------------------------------------------------------------------------

Gross profit                         253,580       235,060       499,278       454,997

Marketing, administrative and
  development expenses               131,969       124,084       260,583       248,646

Goodwill amortization                 12,331        12,018        24,582        23,939
--------------------------------------------------------------------------------------

Operating profit                     109,280        98,958       214,113       182,412

Other income (expense):

  Interest expense                   (14,738)      (20,642)      (29,457)      (43,095)

  Other, net                           1,143        (1,537)       (1,021)       (1,333)
--------------------------------------------------------------------------------------

  Other expense, net                 (13,595)      (22,179)      (30,478)      (44,428)

Earnings before income taxes          95,685        76,779       183,635       137,984

Income taxes                          44,493        35,787        85,829        64,187
--------------------------------------------------------------------------------------

Net earnings                          51,192        40,992        97,806        73,797
--------------------------------------------------------------------------------------

Less: Preferred stock dividends       17,879        18,011        35,789        36,022

Add:  Excess of book value over
repurchase price of preferred stock       29            --            39            --
--------------------------------------------------------------------------------------

Net earnings ascribed to common
  shareholders                        33,342        22,981        62,056        37,775





Earnings per common share (2)
         Basic                          0.40          0.27          0.74         0.45
         Diluted                        0.40          0.27          0.74         0.45
--------------------------------------------------------------------------------------

Weighted average number of common
  shares outstanding:
         Basic                        83,626        83,612        83,505        83,443
         Diluted                      83,758        83,746        83,637        83,620
--------------------------------------------------------------------------------------
(1)  The second quarter of 1998 represents the actual operating results resulting from the Merger of Sealed Air and Cryovac excluding the non-cash inventory charge of approximately $8 million resulting from the turnover of certain of the Company's inventories previously stepped-up to fair value in connection with the Merger.

(2) For purposes of calculating basic and diluted earnings per common share in the 1998 periods, net earnings have been reduced by the dividends that would have been payable on the Company's Series A convertible preferred stock for the first quarter of 1998 if such shares had been outstanding during such period to arrive at net earnings ascribed to common shareholders. The weighted average number of outstanding common shares used to calculate basic earnings per common share is calculated on an equivalent share basis using the weighted average number of shares outstanding of the Company's common stock for the first quarter of 1998, adjusted to reflect the terms of the Recapitalization. The assumed conversion of the convertible preferred stock is not considered in the calculation of diluted earnings per common share for all periods presented as the effect is antidilutive (i.e. would increase the earnings per common share for each period presented).

(9) Restructuring and Other Charges

The Company's restructuring reserve, which arose primarily out of a restructuring undertaken by the Company during the third quarter of 1998, amounted to $10,579 at June 30, 1999 and $26,924 at December 31, 1998. The components of the restructuring charges, spending and other activity through June 30, 1999 and the remaining reserve balance at June 30, 1999 were as follows:

                                              Employee                   Contract
                                            Termination   Plant/Office  Termination
                                               Costs        Closures      Costs      Total
---------------------------------------------------------------------------------------------
Restructuring reserve at December 31, 1998    25,362          1,562         -         26,924
Cash payments during 1999                    (16,004)          (341)        -        (16,345)
---------------------------------------------------------------------------------------------
Restructuring reserve at June 30, 1999         9,358          1,221         -         10,579
---------------------------------------------------------------------------------------------

The Company expects to incur approximately $43,289 of cash outlays to carry out this restructuring program, of which approximately $32,710 was incurred through June 30, 1999. These cash outlays include primarily severance and other personnel related costs, costs of terminating leases and facilities and equipment disposition costs. In connection with the restructuring, the Company is eliminating 750 positions, or approximately 5% of its workforce, across all functional areas. Through June 30, 1999, approximately 624 positions had been eliminated, and all restructuring actions, including remaining asset dispositions, are expected to be completed by the end of 1999 although certain cash outlays will continue into future years.

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


                                                                   For the                                  For the
                                                             Three Months Ended                         Six Months Ended
                                                                  June 30,                                  June 30,
                                                    --------------------------------------   --------------------------------------
                                                          1999                1998                 1999                  1998
====================================================================================================================================
Net sales
 Food and Specialty Packaging                       $   431,807         $   419,932         $     857,786          $    795,454
 Protective Packaging                                   263,314             250,073               516,272               305,586
------------------------------------------------------------------------------------------------------------------------------------
 Total segments                                     $   695,121         $   670,005         $   1,374,058          $  1,101,040
====================================================================================================================================
Operating profit
 Food and Specialty Packaging                       $    72,688         $    64,210         $     140,252          $    100,824
 Protective Packaging                                    56,958              41,227               110,511                50,282
------------------------------------------------------------------------------------------------------------------------------------
 Total segments                                         129,646             105,437               250,763               151,106
 Corporate operating expenses(1)                        (20,366)            (14,479)              (36,650)             (14,569)
------------------------------------------------------------------------------------------------------------------------------------
 Total                                              $   109,280         $    90,958         $     214,113          $    136,537
====================================================================================================================================
Depreciation and amortization
 Food and Specialty Packaging                       $    27,269         $    31,112         $      55,618          $     53,725
 Protective Packaging                                    15,218              13,299                30,132                19,892
------------------------------------------------------------------------------------------------------------------------------------
 Total segments                                          42,487              44,411                85,750                73,617
 Corporate (including goodwill amortization)             13,672              12,299                26,196                12,389
------------------------------------------------------------------------------------------------------------------------------------
 Total                                              $    56,159         $    56,710         $     111,946          $     86,006
====================================================================================================================================
(1)  Includes goodwill amortization of $12,331 and $12,018 in the second quarters of 1999 and 1998, respectively and $24,582 and $12,108 in the first six months of 1999 and 1998, respectively.

(11) Acquisitions

During the first six months of 1999, the Company made certain small acquisitions. These transactions, which were effected in exchange for cash, were accounted for as purchases and were not material to the Company's consolidated financial statements.

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

         In order to facilitate a review of the factors that affected the Company's operating results for the second quarter and first six months of 1999, the Company has included selected unaudited pro forma financial information in Note 8 to the consolidated financial statements included in this Form 10-Q.

RESULTS OF OPERATIONS

Discussion and Analysis of Reported Operating Results

         The Company's net sales increased 4% to $695,121,000 in the second quarter of 1999 from $670,005,000 in the second quarter of 1998. A discussion of the factors affecting this increase in net sales in the second quarter of 1999 is set forth below in the discussion and analysis of pro forma operating results. For the six-month period, the Company's net sales increased 25% to $1,374,058,000 in 1999 from $1,101,040,000 in 1998. This increase in net sales as well as most of the increases in cost of sales, marketing, administrative and development expenses and other costs and expenses, including the substantial increases in interest expense and goodwill amortization, that the Company experienced in the six-month period were due primarily to the inclusion of the protective packaging business of old Sealed Air in the entire 1999 period, but not in the first quarter of 1998, and adjustments arising from the Merger, the Reorganization and the Recapitalization.

         Gross profit increased as a percentage of net sales to 36.5% for the second quarter of 1999 from 33.9% for the second quarter of 1998. For the first six months of 1999, gross profit as a percentage of net sales was 36.3% compared to 33.3% in the 1998 period. During the second quarter of 1998, the Company incurred a non-cash inventory charge of approximately $8,000,000 (the "Inventory Charge") resulting from the turnover of certain of the Company's inventories previously stepped-up to fair value in connection with the Merger. Excluding the Inventory Charge, gross profit as a percentage of net sales would have been 35.1% and 34.1% for the second quarter and first six-months of 1998, respectively. The increases in both periods, excluding the Inventory Charge, resulted primarily from the higher level of net sales, certain lower raw material costs and cost reductions arising out of certain improvements in the Company's operations.

         The higher level of marketing, administrative and development expenses reflects primarily the higher level of net sales and, as noted above with respect to the six-month period, is due primarily to the inclusion of old Sealed Air's operations for the full first six months of 1999 but only the second quarter of 1998. Such expenses also reflect the absence in the first six months of 1999 of $18,044,000 of corporate expenses that were allocated to Cryovac by Grace in the first quarter of 1998 prior to the Merger. Such allocations ceased upon the Merger. As a result of the Merger, the Company recorded goodwill amortization of $24,582,000 in the first six months of 1999 compared to $12,108,000 in the first six months of 1998.

         Other expense, net which reflects primarily interest expense on the Company's indebtedness, decreased for the second quarter of 1999 due to the lower level of debt outstanding during the 1999 period. The increase in interest expense for the first six months of 1999 was due to the timing of indebtedness entered into under the Credit Agreements on March 31, 1998, whereby the debt under the Credit Agreements was outstanding for the full six-month period of 1999 but only for the second quarter of 1998.

         The Company's effective income tax rate for the quarter ended June 30, 1999 was 46.5% compared to 48.3% for the quarter ended June 30, 1998. The effective tax rate for the first six months of 1999 was 46.7% compared to 45.0% for the 1998 period. Such rates were higher than the statutory U.S. federal income tax rate primarily due to the non-deductibility of the goodwill amortization resulting from the Merger and state income taxes.

      As a result of the factors discussed above, the Company's net earnings increased to $51,192,000 from $35,565,000 for the second quarter of 1998 and to $97,806,000 for the first six months of 1999 from $62,617,000 for the first six months of 1998.

         Basic and diluted earnings per common share for the quarter increased to $.40 from $0.21 in the 1998 period and for the first six months of 1999 increased to $0.74 from $0.43 in the 1998 period.

Discussion and Analysis of Pro Forma Operating Results

         The following discussion relates to the unaudited selected pro forma financial information that appears in Note 8 to the consolidated financial statements included in this Form 10-Q.

         Reported net sales for the second quarter of 1999 increased 4% to $695,121,000 compared with $670,005,000 for the second quarter of 1998. For the six-month period, the Company's reported net sales increased 5% to $1,374,058,000 compared with pro forma net sales of $1,313,792,000 in the 1998 period. The increases in net sales in both periods were primarily due to higher unit volume, partially offset by the negative effect of foreign currency translation.

         The Company's net sales continued to be affected in the second quarter and first six months of 1999 by the continued weakness of foreign currencies compared with the U.S. dollar in Latin America, Europe and the Asia-Pacific region. Excluding the negative effect of foreign currency translation, net sales would have increased 6% for both the second quarter and, on a pro forma basis, the first six months of 1999 compared to the respective 1998 periods.

         Net sales from domestic operations increased approximately 4% compared with the second quarter of 1998 and, on a pro forma basis, 5% compared to the first six months of 1998, primarily due to increased unit volume. Net sales from foreign operations, which represented approximately 46% of the Company's total net sales in both periods, increased approximately 3% compared with the second quarter of 1998 and, on a pro forma basis, 5% compared with the first six months of 1998, primarily due to increased unit volume which more than offset the negative effect of foreign currency translation.

         Net sales of the Company's food and specialty packaging products segment, which consists primarily of the Company's Cryovac(R) food packaging products and Dri-Loc(R) absorbent pads, increased approximately 3% for the second quarter and, on a pro forma basis, 5% compared to the first six months of 1998. These increases were due primarily to higher unit volume partially offset by the negative effect of foreign currency translation. Excluding the negative effect of foreign currency translation, net sales of this segment would have increased by 6% for the second quarter and, on a pro forma basis, 7% for the first six months of 1999 compared to the respective 1998 periods.

         Net sales of the Company's protective packaging segment, which consists primarily of Cryovac(R) performance shrink films, Instapak(R) chemicals and equipment, air cellular and polyethylene foam surface protection and cushioning materials and protective and durable mailers and bags, increased 5% for the second quarter and, on a pro forma basis, 5% for the first six months of 1999 compared to the respective 1998 periods. These increases were due primarily to higher unit volume. The sales benefit resulting from small acquisitions completed during the past year was largely offset by changes in product mix and average selling prices and by foreign currency translation for both the second quarter and, on a pro forma basis, the first six months of 1999. Excluding the negative effect of foreign currency translation, net sales of this segment would have increased 6% for the second quarter and, on a pro forma basis, 5% for the first six months of 1999 compared to the respective 1998 periods.

         On a pro forma basis (which excludes the effect of the Inventory Charge), gross profit as a percentage of net sales was 36.5% for the second quarter and 36.3% for the first six months of 1999 compared to 35.1% and 34.6% for the respective 1998 periods. These increases resulted primarily from the higher level of net sales, certain lower raw material costs and cost reductions arising out of certain improvements in the Company's operations.

         Marketing, administrative and development expenses and goodwill amortization as a percentage of net sales were 20.8% for the second quarter of 1999 compared to 20.3% for the 1998 period and were 20.8% for the first six months of 1999 compared to, on a pro forma basis, 20.7% for the 1998 period. These increases reflect continuing integration and information system costs partially offset by certain improvements in the Company's operations.

         On a pro forma basis, other expense, net, which reflects primarily interest expense on the Company's indebtedness, decreased compared to the second quarter and first six months of 1998 primarily due to the lower level of debt outstanding during the 1999 periods.

         On a pro forma basis, the Company's effective income tax rates were 46.5% and 46.6% in the second quarters of 1999 and 1998, respectively, and 46.7% and 46.5% for the first six months of 1999 and 1998, respectively. These rates are higher than the applicable statutory rates primarily due to the non-deductibility for tax purposes of the goodwill amortization resulting from the Merger and state income taxes. The Company expects that its effective tax rate will remain higher than statutory rates for 1999.

         As a result of the above, the Company recorded net earnings of $51,192,000 for the second quarter of 1999 and $97,806,000 for the first six months of 1999 compared to pro forma net earnings of $40,992,000 and $73,797,000 for the respective 1998 periods.

         Basic and diluted earnings per common share were $0.40 for the second quarter of 1999 and, on a pro forma basis, $0.27 for the second quarter of 1998. Basic and diluted earnings per common share were $0.74 for the first six months of 1999 and, on a pro forma basis, $0.45 for the first six months of 1998. The effect of the conversion of the Company's outstanding convertible preferred stock is not considered in the calculation of diluted earnings per common share because it would be antidilutive (i.e., would increase earnings per common share for the quarter ended June 30, 1999 and pro forma earnings per common share for the quarter ended June 30, 1998 to $0.44 and $0.36, respectively, and for the six months ended June 30, 1999 and pro forma earnings per common share for the six months ended June 30, 1998 to $0.85 and $0.64, respectively).

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

         Net cash provided by operating activities amounted to $180,467,000 and $155,870,000 in the first six months of 1999 and 1998, respectively. The increase in operating cash flows for the first six months of 1999 was primarily due to the inclusion of the operations of old Sealed Air for the full six month period, increased net earnings and higher levels of depreciation and amortization partially offset by the change in operating assets and liabilities due to the timing of cash receipts and payments and the Company's higher level of operations.

         Net cash used in investing activities amounted to $38,593,000 in the first six months of 1999 compared to net cash provided by investing activities of $20,723,000 in the 1998 period. The change in the first six months of 1999 compared to the 1998 period was primarily due to the absence in the 1999 period of the cash acquired from old Sealed Air in the Merger and the use of $8,905,000 of cash to make various small acquisitions in 1999. Capital expenditures were $31,843,000 in the 1999 period and $32,462,000 in the 1998 period.

         Net cash used in financing activities amounted to $126,470,000 in the first six months of 1999 and $143,451,000 in the first six months of 1998. The net cash used in the first six months of 1999 was used primarily to repay outstanding debt, principally under the Credit Agreements, and to pay dividends on the Company's Series A Preferred Stock. Such amounts were partially offset by the net proceeds from the Senior Notes, which were used to reduce outstanding borrowings under the Credit Agreements, and net proceeds from short-term borrowings. In the 1998 period, cash used in financing activities primarily reflected the proceeds from borrowings under the Credit Agreements, offset by the contribution of funds to New Grace in connection with the Reorganization and the repayment of debt, principally relating to the Credit Agreements.

         At June 30, 1999, the Company had working capital of $286,754,000, or 7% of total assets, compared to working capital of $309,624,000, or 8% of total assets, at December 31, 1998. The decrease in working capital was primarily due to increases in short-term borrowings and decreases in notes and accounts receivable and inventory that were partially offset by an increase in cash and a decrease in accounts payable and other current liabilities (which related to accrued payroll and costs associated with the Company's restructuring program).

         The Company's ratio of current assets to current liabilities (current ratio) was 1.5 at June 30, 1999 and 1.6 at December 31, 1998. The Company's ratio of current assets less inventory to current liabilities (quick ratio) was 1.0 at June 30, 1999 and 1.1 at December 31, 1998.

         On May 18, 1999, the Company issued $300 million aggregate principal amount of 10-year 6.95% senior notes ("Senior Notes") under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the "Securities Act"). Accrued interest on the Senior Notes is payable semi-annually in cash on May 15 and November 15 of each year, commencing on November 15, 1999. The net proceeds of $297,834,000 from the issuance of the Senior Notes were used to reduce outstanding borrowings under the Credit Agreements described below. At June 30, 1999, the outstanding borrowings under the Senior Notes were $297,853,000 net of unamortized bond discount of $2,147,000.

         At June 30, 1999, the Company's outstanding debt consisted primarily of borrowings made under the Credit Agreements described below, the Senior Notes and certain other loans incurred by the Company's subsidiaries. The Company's outstanding debt balance as of December 31, 1998 primarily included borrowings under the Credit Agreements and certain other loans incurred by the Company's subsidiaries.

         The Company's two principal Credit Agreements are a 5-year revolving credit facility that expires on March 30, 2003 and a 364-day revolving credit facility that expires on March 27, 2000. During the first six months of 1999, the Company voluntarily reduced the amounts available under the Credit Agreements from $1 billion to $650 million under the 5-year revolving credit facility and from $600 million to $475 million under the 364-day revolving facility. Borrowings outstanding under the 5-year revolving credit facility are recorded as long-term debt, and borrowings outstanding under the 364-day facility are recorded as short-term borrowings. The Credit Agreements provide that the Company and certain of its subsidiaries may borrow for various purposes, including the refinancing of existing debt, the provision of working capital and other general corporate needs. Amounts repaid under the Credit Agreements may be reborrowed from time to time, up to the maximum $1.125 billion commitment amount under the Credit Agreements.

         The Company's obligations under the Credit Agreements bear interest at floating rates. The weighted average interest rate under the Credit Agreements was approximately

5.6% at June 30, 1999 and 5.8% at December 31, 1998. The Company has entered into certain interest rate swap agreements that have the effect of fixing the interest rates on a portion of such debt. The weighted average interest rate at June 30, 1999 and December 31, 1998 did not change significantly as a result of these derivative financial instruments.

         The Credit Agreements provide for changes in borrowing margins based on financial criteria and the Company's senior unsecured debt ratings, and impose certain limitations on the operations of the Company and certain of its subsidiaries. The limitations include financial covenants relating to interest coverage and debt leverage as well as certain restrictions on the incurrence of additional indebtedness, the creation of liens, mergers and acquisitions, and certain dispositions of property and assets. The Company was in compliance with these requirements as of June 30, 1999.

         The Senior Notes impose certain limitations on the operations of the Company and certain of its subsidiaries. The limitations include restrictions on the creation of liens, entrance into sale-leaseback transactions, merger or consolidation of the Company and disposition of substantially all of the Company's assets. The Company was in compliance with these requirements as of June 30, 1999.

         At June 30, 1999, the Company had available lines of credit, including those available under the Credit Agreements, of approximately $1.4 billion of which approximately $723 million were unused.

         On July 19, 1999, the Company issued euro 200 million (approximately $205 million) aggregate principal amount of 7-year 5.625% notes in the European market ("Euro Notes") under Regulation S of the Securities Act. Accrued interest on the Euro Notes is payable annually in cash on July 19 of each year, commencing on July 19, 2000. The net proceeds of euro 198,624,000 (approximately $203 Million) were used to repay borrowings under the Credit Agreements.

         The Company's shareholders' equity was $470,381,000 at June 30, 1999 compared to $437,045,000 at December 31, 1998. Shareholders' equity increased in 1999 due to the Company's net earnings of $97,806,000, which were partially offset by the payment of the preferred stock dividends of $35,821,000 and by an additional foreign currency translation adjustment of $48,041,000.

OTHER MATTERS

Quantitative and Qualitative Disclosures about Market Risk


         For a discussion of market risks at December 31,1998, refer to Item 7a of the Company's Form 10-K for the year ended December 31, 1998.

Interest Rates

         The Company uses interest rate swaps to reduce exposure to fluctuations in interest rates by fixing the rate of interest the Company pays on a portion of the Company's debt. Interest collars are used to reduce the Company's exposure to fluctuations in the rate of interest by limiting fluctuations in the rate of interest. At June 30, 1999, the Company had interest rate swap and collar agreements, maturing at various dates through March 2003, with a combined notional amount of approximately $140,000,000 compared with a notional amount of $265,000,000 at December 31, 1998. On May 18,1999, the Company issued $300 million aggregate principal amount of 10-year 6.95% senior notes. The net proceeds of $297,834,000 were used to reduce outstanding variable-rate borrowings under the Credit Agreements.

Foreign Exchange Contracts

         The Company uses interest rate and currency swaps to limit foreign exchange exposure and limit or adjust interest rate exposure by swapping certain borrowings in U.S. dollars for borrowings denominated in foreign currencies. At June 30, 1999 the Company had interest rate and currency swap agreements, maturing through March 2002, with an aggregate notional amount of approximately $4,500,000.

         The Company uses foreign currency forwards to fix the amount payable on certain transactions denominated in foreign currencies. At June 30, 1999 the Company had foreign currency forward contracts, maturing at various dates through August 1999, with an aggregate notional amount of approximately $13,100,000.

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


Year 2000 Computer System Compliance

         The Company is continuing to address various Year 2000 issues. Year 2000 issues arise from computer programs that utilize only the last two digits of a year to define a particular year rather than the complete four-digit year. As a result, certain computer programs may not properly process certain dates, particularly those that fall into the year 2000 or subsequent years. Year 2000 issues affect both computer-based information systems and systems with embedded microcontrollers or microcomputers.

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

State of Readiness

         The Company has examined the hardware and software of its computer-based information technology systems, including mainline systems, personal computers and telephone systems. The Company has also examined other devices incorporating electronic microchips that might fail as a result of the Year 2000 issue. These include security and control systems in Company facilities and programmable logic controllers and microcomputers embedded into production and other equipment in the Company's plants and warehouses. The Company has finished the identification and assessment phases of its Year 2000 action plan in these two areas. The Company has also completed approximately 95% of the remediation and testing phases of the plan for these areas. The Company has substantially completed its work on Year 2000 issues for computer-based information technology systems. The work remaining on Year 2000 issues primarily concerns non-information technology systems. The Company expects to complete substantially all work on Year 2000 issues by September 30, 1999. The Company continues to test new equipment and software before placing them into service.

         The Company has examined certain packaging and dispensing equipment that it has sold or leased to customers in order to identify Year 2000 issues. This equipment often incorporates microprocessors as controllers. The Company believes that no further remediation is necessary for these devices.

         The Company has completed a Year 2000 issue survey of key suppliers. Remedial action is being requested as required. The Company has also contacted certain customers to assess their overall Year 2000 readiness.


Costs

         The Company estimates that the total costs to address the Company's Year 2000 issues will be in the neighborhood of $6 million. No significant information technology projects have been deferred by the Company due to Year 2000 issues.

Risks

         While the Company believes that it is taking all steps reasonably necessary to assure its ability to conduct business and to safeguard its assets during the period affected by Year 2000 issues, risks cannot in every case be eliminated. Utilities and other key suppliers, may disrupt one or more of the Company's operations if they are unable to conduct business during this period. Significant disruptions caused by Year 2000 issues in the industries which the Company serves could impact its operations. Year 2000 issues in other industries could have a ripple effect on the Company's business.

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

Contingency Plans

         The Company has certain contingency measures in place, including in some cases dual utility services, backup power equipment, backup data centers, manual backup procedures and alternate suppliers. The Company has developed a Year 2000 contingency plan to implement additional protection measures. The Company is in the process of implementing this plan on a timely basis.


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


Recently Issued Statements of Financial Accounting Standards

         In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133." This Statement defers the effective date of SFAS No. 133 , "Accounting for

Derivative Instruments and Hedging Activities." This Statement, which the Company expects to adopt beginning January 1, 2001, establishes accounting and operating standards for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts. The Company is reviewing the potential impact, if any, of SFAS No. 133 on its Consolidated Financial Statements.


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

         While the Company is not aware that any of the factors listed below will adversely affect the future performance of the Company, the Company recognizes that it is subject to a number of uncertainties, such as business and market conditions in Asia, Latin America and other geographic areas around the world, changes in the value of foreign currencies against the U.S. dollar, the ability of the Company to complete integration and restructuring activities relating to the merger of old Sealed Air and Cryovac and the success of those efforts as well as certain information systems projects, general economic, business and market conditions, conditions in the industries and markets that use the Company's packaging materials and systems, the development and success of new products, the Company's success in entering new markets, competitive factors, raw material availability and pricing, changes in the Company's relationship with customers and suppliers, future litigation and claims (including environmental matters) involving the Company, changes in domestic or foreign laws or regulations, or difficulties related to the Year 2000 issue or the euro conversion.

                                    PART II

                               OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

         (a) Certain provisions of the Certificate of Incorporation of the Company affecting the rights of holders of the common stock and the Series A convertible preferred stock of the Company were modified pursuant to the approval of the stockholders by a vote taken at the annual meeting of stockholders of the Company. (See Item 4 below and Exhibits 3.1 and 3.2.)

         (b) On May 18, 1999, the Company issued $300 million aggregate principal amount of 10-year 6.95% senior notes ("Senior Notes") under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the "Securities Act"). The net proceeds from the issuance of the Senior Notes were used to reduce outstanding borrowings under the credit agreements (the "Credit Agreements") described under Liquidity and Capital Resources in the Management's Discussion and Analysis of Results of Operations and Financial Condition in Part I of this Form 10-Q. The Senior Notes impose certain limitations on the operations of the Company and certain of its subsidiaries. The limitations include restrictions on the creation of liens, entrance into sale-leaseback transactions, merger or consolidation of the Company and disposition of substantially all of the Company's assets. The Company was in compliance with these requirements as of June 30, 1999.

         On July 19, 1999, the Company issued euro 200 million (approximately $205 million) aggregate principal amount of 7-year 5.625% notes in the European market under Regulation S of the Securities Act. The net proceeds thereof were used to repay borrowings under the Credit Agreements.

         (c) In June 1999, the Company issued 425 shares of its common stock, par value $0.10 per share, to the Profit-Sharing Plan of the Company as part of its 1998 contribution to the Profit-Sharing Plan. The issuance of such shares to the Profit-Sharing Plan was not registered under the Securities Act because such transaction did not involve an "offer" or "sale" of securities under
Section 2(3) of the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders.

         On May 21, 1999, the Company commenced its annual meeting of stockholders. The annual meeting was thereafter adjourned until June 18, 1999 and further adjourned until July 16, 1999 in order to accept additional votes and proxies from stockholders on the proposals to amend three provisions of the Certificate of Incorporation of the Company, as discussed below.

         At the first session of the meeting on May 21, 1999, the stockholders elected four Class I directors for a three-year term and ratified the appointment of KPMG LLP as the Company's independent public accountants for 1999. At the third session of the meeting on July 16, 1999, the stockholders approved three amendments to the Company's Amended and Restated Certificate of Incorporation that repealed certain provisions, which amendments required the affirmative vote of 80% in voting power of the Company's capital stock. Such provisions were as follows:

          (a) provisions requiring a classified board and removal of directors only for cause;

          (b) a provision prohibiting stockholder action by written consent;
     and

          (c) a provision requiring 80% stockholder vote to amend the Company's By-laws.

         At the first session of the meeting on May 21, 1999, a total of 76,365,742 shares of common stock and 31,412,432 shares of Series A convertible preferred stock ("preferred stock") were present in person or by proxy at the annual meeting, representing approximately 104,165,763 votes, or approximately 90% of the voting power of the Company entitled to vote at such meeting. Each share of common stock was entitled to one vote on each matter before the meeting, and each share of preferred stock was entitled to 0.885 votes on each matter before the meeting.

         At the third session of the meeting on July 16, 1999, a total of 78,120,012 shares of common stock and 31,714,931 shares of preferred stock were present in person or by proxy, representing approximately 106,187,726 votes, or approximately 92% of the voting power of the Company entitled to vote at such meeting.

         The votes cast on the matters before the meeting, including the broker non-votes where applicable, were as set forth below:

Nominees for Election                    Number of Votes
To Board of Directors:              In Favor         Withheld

Hank Brown                          103,448,697      717,066
John K. Castle                      103,498,153      667,610
Charles F. Farrell, Jr.             103,486,754      679,009
Alan H. Miller                      103,497,650      668,114

Approval of proposed amendments to Certificate of Incorporation:

(a)  Classified board and       For                 93,587,234
       removal for cause        Against              1,145,119
                                Abstentions            568,423
                                Broker Non-Votes    10,886,950

(b)  Stockholder action         For                 93,632,958
       by written consent       Against                909,208
                                Abstentions            758,609
                                Broker Non-Votes    10,886,951

(c)  80% stockholder vote       For                 93,266,401
       to amend By-laws         Against              1,255,442
                                Abstentions            778,933
                                Broker Non-Votes    10,886,950

Ratification of KPMG            For                103,603,195
LLP as Independent              Against                209,128
Accountants                     Abstentions            353,439


Item 5. Other Information.

         Effective May 21, 1999, the Company amended Section 2.12 of its By-laws to include an advance notice provision. Nominations of persons for election to the Board of Directors of the Company and the proposal of business to be considered by the stockholders at an annual meeting of stockholders may be made (i) pursuant to the Company's notice of meeting, including matters covered by Rule 14a-8 under the Securities and Exchange Act of 1934, as amended, (ii) by or at the direction of the Board of Directors or (iii) by any stockholder of the Company who was a stockholder of record at the time of giving notice by the stockholder as provided in Section 2.12 of the Company's By-laws. A notice pursuant to clause (iii) of the preceding sentence of the intent of a stockholder to make a nomination or to bring any other matter before an annual meeting must be made in writing and received by the Secretary of the Company no earlier than the 119th day and not later than the close of business on the 45th day prior to the first anniversary of the date of mailing of the Company's proxy statement for the prior year's annual meeting. However, if the date of the annual meeting has changed by more than 30 days from the date it was held in the prior year or if the Company did not hold an annual meeting in the prior year, then such notice must be received a reasonable time before the Company mails its proxy statement. Each such notice by a stockholder must set forth certain information as delineated in Section 2.12 of the Company's By-laws.

Item 6. Exhibits and Reports on Form 8-K.

          (a) Exhibits

Exhibit Number       Description

3.1 Amendments to the Certificate of Incorporation of the Company, effective July 20, 1999.

3.2 Unofficial Composite Copy of the Amended and Restated Certificate of Incorporation of the Company, as amended to date.

3.3                  Amendments to the By-laws of the Company, effective May
                     21, 1999.

3.4 Complete copy of the Amended and Restated By-laws of the Company, as amended to date.

10.1 Second Amendment, dated as of June 2, 1999, to Global Revolving Credit Agreement (5-year), among the Company, certain of the Company's subsidiaries as guarantors and/or borrowers thereunder, ABN AMRO Bank N.V., as
                     Administrative Agent, and certain other banks party thereto.

10.2 Second Amendment, dated as of June 2, 1999, to Global Revolving Credit Agreement (364-Day), among the Company, certain of the Company's subsidiaries as guarantors and/or borrowers thereunder, ABN AMRO Bank N.V., as
                     Administrative Agent, and certain other banks party thereto.

10.3 Agreement dated as of April 6, 1999, between the Company and J. Gary Kaenzig, Jr.

27                   Financial Data Schedule


          (b) Reports on Form 8-K

The Company filed the following Report on Form 8-K during the second quarter of 1999:

Date of Report       Disclosures

May 13, 1999         Offering of $300,000,000 principal amount of
                     6.95% senior notes due 2009 pursuant to Rule 144A and Regulation S under the Securities Act.

                                  SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of

        1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SEALED AIR CORPORATION




        Date:  August 12, 1999                 By /s/ Jeffrey S. Warren
                                                 ------------------------
                                               Jeffrey S. Warren
                                               Controller
                                               (Authorized Executive Officer
                                               and Chief Accounting Officer)