Form 10-Q
period 1999-09-30
SEALED AIR CORP/DE
filed 1999-11-12
CIK 1012100

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-Q


   (Mark One)
             ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO


There were 83,516,970 shares of the registrant's common stock, par value $0.10 per share, and 35,758,334 shares of the registrant's Series A convertible preferred stock, par value $0.10 per share, outstanding as of October 31, 1999.

                                     PART I
                             FINANCIAL INFORMATION

                    SEALED AIR CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Earnings
        For the Three and Nine Months Ended September 30, 1999 and 1998
                      (In thousands except per share data)
                                  (Unaudited)

                                         For the                      For the
                                    Three Months Ended            Nine Months Ended
                                       September 30                  September 30
                                     1999         1998            1999         1998
                                   ---------   ---------        ----------  -----------
Net sales                          $714,755    $684,302        $2,088,813  $1,785,342

Cost of sales                       457,551     443,249         1,332,331   1,177,107
                                   --------    --------        ----------  ----------

Gross profit                        257,204     241,053           756,482     608,235

Marketing, administrative
  and development expenses          130,721     130,994           391,304     349,531

Goodwill amortization                12,278      11,756            36,860      23,864

Restructuring and other charges       --        111,074             --        111,074
                                   --------    --------        ----------  ----------

Operating profit (loss)             114,205     (12,771)          328,318     123,766

Other income (expense):
  Interest expense                  (14,631)    (18,968)          (44,088)    (39,692)
  Other, net                            822      (3,342)             (199)     (5,290)
                                   --------    --------        ----------  ----------
  Other expense, net                (13,809)    (22,310)          (44,287)    (44,982)
                                   --------    --------        ----------  ----------

Earnings (loss)before
  income taxes                      100,396     (35,081)          284,031      78,784

Income taxes                         46,684      19,022           132,513      70,270
                                   --------    --------        ----------  ----------

Net earnings (loss)                $ 53,712    $(54,103)       $  151,518  $    8,514
                                   ========    ========        ==========  ==========

Less:  Series A
  Preferred stock dividends          17,879      17,999            53,668      36,010

Less:  Retroactive
  recognition of preferred
  stock dividends                     --           --               --         18,011

Add:  Excess of book value
  over repurchase price of
  Series A preferred stock            --            816                39         816
                                   --------    --------        ----------  ----------

Net earnings (loss) ascribed to
  common shareholders              $ 35,833    $(71,286)       $   97,889  $  (44,691)
                                   ========    ========        ==========  ==========

Earnings (loss) per common share
  (See Note 4):
   Basic                           $   0.43    $  (0.85)       $     1.17  $    (0.64)
                                   ========    ========        ==========  ==========
   Diluted                         $   0.43    $  (0.85)       $     1.17  $    (0.64)
                                   ========    ========        ==========  ==========

Weighted average number of
   common shares outstanding:
   Basic                             83,648      83,637            83,552      69,504
                                   ========    ========        ==========  ==========
   Diluted                           83,784      83,637            83,688      69,504
                                   ========    ========        ==========  ==========




See accompanying notes to consolidated financial statements.

                    SEALED AIR CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                    September 30, 1999 and December 31, 1998
                  (In thousands of dollars except share data)


                                                    September 30,   December 31,
                                                        1999            1998
                                                    (Unaudited)
                                                    ------------    ------------
ASSETS
------
Current assets:

Cash and cash equivalents                            $   74,403       $  44,986

Notes and accounts receivable, net of allowances
  for doubtful accounts of $20,639 in 1999 and
  $17,945 in 1998                                       465,351         453,124

Inventories                                             263,415         275,312

Other current assets                                     70,311          71,192
                                                     ----------       ----------

  Total current assets                                  873,480         844,614
                                                     ----------       ----------

Property and equipment:
  Land and buildings                                    416,643         420,589
  Machinery and equipment                             1,347,402       1,349,716
  Other property and equipment                          114,927         121,252
  Construction in progress                               55,510          54,538
                                                     ----------      ----------
                                                      1,934,482       1,946,095
Less accumulated depreciation and amortization          903,782         829,513
                                                     ----------      -----------
  Property and equipment, net                         1,030,700       1,116,582
                                                     ----------      -----------

Goodwill, less accumulated amortization of
  $72,393 in 1999 and $36,083 in 1998                 1,873,088       1,907,736

Other assets                                            178,978         170,998
                                                     ----------      -----------

  Total assets                                       $3,956,246      $4,039,930
                                                     ==========      ===========











See accompanying notes to consolidated financial statements.

                    SEALED AIR CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
              September 30, 1999 and December 31, 1998 (Continued)
                  (In thousands of dollars except share data)


                                                    September 30,   December 31,
                                                        1999            1998
                                                    (Unaudited)
                                                    ------------    ------------

LIABILITIES, CONVERTIBLE PREFERRED STOCK & SHAREHOLDERS' EQUITY
---------------------------------------------------------------
Current Liabilities:
  Short-term borrowings and current portion
    of long-term debt                                $  238,115      $   85,131

  Accounts payable                                      168,841         176,594

  Other current liabilities                             229,493         230,332

  Income taxes payable                                   42,016          42,933
                                                     ----------      ----------

    Total current liabilities                           678,465         534,990

Long-term debt, less current portion                    701,214         996,526

Deferred income taxes                                   206,561         200,699

Other liabilities                                        84,249          79,577
                                                     ----------      ----------

    Total liabilities                                 1,670,489       1,811,792
                                                     ----------      ----------

Series A convertible preferred stock, $50
  per share redemption value, authorized
  and issued 36,016,254 shares in 1999 and
  36,021,851 shares in 1998, including
  257,500 shares in 1999 and 200,000 shares
  in 1998 in treasury, mandatory redemption
  in 2018                                             1,787,938       1,791,093

Shareholders' equity:
  Common stock, $.10 par value. Authorized
    400,000,000 shares, issued 84,054,890 shares
    in 1999 and 83,806,361 shares in 1998                 8,405           8,380
  Additional paid-in capital                            627,190         610,505
  Retained earnings (deficit)                            89,884          (7,966)

  Accumulated translation adjustment                   (175,525)       (124,843)
                                                     ----------      -----------
                                                        549,954         486,076
                                                     ----------      -----------

  Less:  Deferred compensation                           24,747          28,683
  Less:  Cost of treasury common stock,
           535,104 shares in 1999 and 494,550
           shares in 1998                                24,274          17,234
  Less:  Minimum pension liability                        3,114           3,114
                                                     ----------      ----------

    Total shareholders' equity                          497,819         437,045
                                                     ----------      ----------
    Total liabilities, preferred stock and
          shareholders' equity                       $3,956,246      $4,039,930
                                                     ==========      ==========



See accompanying notes to consolidated financial statements.

                    SEALED AIR CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 1999 and 1998
                           (In thousands of dollars)
                                  (Unaudited)

                                                              1999             1998
                                                           -----------      ------------
Cash flows from operating activities:
  Net earnings                                             $  151,518       $    8,514
  Adjustments to reconcile net earnings to
    net cash provided by operating activities, net of
    effect of businesses acquired:
      Depreciation and amortization                           167,871          139,277
      Amortization of senior debt discount                         92              --
      Deferred tax benefit                                     (2,217)          (5,501)
      Non-cash portion of restructuring and other
        charges, net                                              --            67,785
      Net loss on disposals of fixed assets                       200              587
Changes in operating assets and liabilities,
  net of assets and liabilities acquired and
  transferred to/from Grace:
        Notes and accounts receivable                         (24,130)         (23,629)
        Inventories                                             5,033            5,560
        Other current assets                                    1,265            2,603
        Other assets                                             (727)         (12,146)
        Accounts payable                                       (5,513)           4,807
        Other current liabilities                              11,125           81,807
        Other liabilities                                       6,202            6,802
                                                           ----------       ----------

    Net cash provided by operating activities                 310,719          276,466
                                                           ----------       ----------

Cash flows from investing activities:
  Capital expenditures for property and equipment             (51,145)         (55,866)
  Proceeds from sales of property and equipment                 2,371            2,421
  Businesses acquired, net of cash acquired                   (10,430)          48,994
                                                           ----------       ----------

    Net cash used in investing activities                     (59,204)          (4,451)
                                                           ----------       ----------

Cash flows from financing activities:
  Net advances to Grace                                           --           (14,062)
  Proceeds from long-term debt                                500,855        1,258,807
  Payment of long-term debt                                  (808,440)        (187,067)
  Payment of senior debt issuance costs                        (3,123)             --
  Dividends paid on preferred stock                           (53,700)         (18,011)
  Purchase of treasury common stock                           (14,189)         (10,195)
  Purchase of treasury preferred stock                         (2,836)          (3,184)
  Proceeds from stock option exercises                          1,924              --
  Transfer of funds to New Grace                                  --        (1,256,614)
  Net proceeds from (payments of)
    short-term borrowings                                     158,599           (2,144)
                                                           ----------       ----------

    Net cash used in financing activities                    (220,910)        (232,470)
                                                           ----------       ----------

Effect of exchange rate changes on cash and cash
  equivalents                                                  (1,188)             369
                                                           ----------       ----------

Cash and cash equivalents:

  Increase during the period                                   29,417           39,914
  Balance, beginning of period                                 44,986              --
                                                           ----------       ----------

  Balance, end of period                                   $   74,403       $   39,914
                                                           ==========       ==========



See accompanying notes to consolidated financial statements.

                    SEALED AIR CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
       For the Nine Months Ended September 30, 1999 and 1998 (Continued)
                           (In thousands of dollars)
                                  (Unaudited)

                                                            1999             1998
                                                         -----------      ----------
Supplemental Cash Flow Items:

  Interest payments, net of amounts capitalized          $    36,110      $   33,639
                                                         ===========      ===========

  Income tax payments                                    $   133,473      $   31,890
                                                         ===========      ===========

  Non-Cash Items:

  Issuance of 36,021,851 shares of Series A
    convertible preferred stock and
    40,647,815 shares of common stock in
    connection with the Recapitalization                 $    --         $ 1,801,093
                                                         ===========     ===========

  Net assets acquired in exchange for the
    issuance of 42,624,246 shares of
    common stock in connection with the Merger,
    net of cash balance of $51,259 acquired              $    --         $ 2,110,752
                                                         ===========     ===========















See accompanying notes to consolidated financial statements.

                    SEALED AIR CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Comprehensive Income
        For the Three and Nine Months Ended September 30, 1999 and 1998
                           (In thousands of dollars)
                                  (Unaudited)


                                             For the                  For the
                                        Three Months Ended        Nine Months Ended
                                          September 30,              September 30,
                                     -----------------------    ---------------------
                                        1999         1998          1999        1998
                                     ---------    ----------    ---------   ---------

Net Earnings (loss)                  $  53,712    $ (54,103)    $ 151,518   $   8,514

Other comprehensive income:

  Foreign currency translation
    adjustments                         (2,641)       8,499       (50,682)     (4,179)
                                     ---------    ---------     ---------   ---------

Comprehensive income (loss)          $  51,071    $ (45,604)    $ 100,836   $   4,335
                                     =========    =========     =========   ==========


































See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 1999 and 1998
(Amounts in thousands, except per share data)
(Unaudited)


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

(2)  Basis of Presentation

The Merger was accounted for as a purchase of old Sealed Air by the Company as of March 31, 1998. Accordingly, the financial statements include the operating results and cash flows as well as the assets and liabilities of Cryovac for all periods presented. The operating results, cash flows, assets and liabilities of old Sealed Air are included from March 31, 1998. See Note 8 for unaudited selected pro forma statement of earnings information for the quarter and nine months ended September 30, 1998. For periods prior to the Merger, the financial statements exclude all of the assets, liabilities (including contingent liabilities), revenues and expenses of Grace other than the assets, liabilities, revenues and expenses of Cryovac.

Subsequent to the Merger, the consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position and results of operations for the quarter and nine months ended September 30, 1999 have been made. The consolidated statements of earnings for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

(4)  Earnings Per Common Share

In calculating basic and diluted earnings per common share for the first nine months of 1998, retroactive recognition was given to the Recapitalization as if it had occurred on January 1, 1998 in accordance with SAB No. 98. Accordingly, net earnings were reduced for preferred stock dividends for the first quarter of 1998 (as if such shares had been outstanding during the period) to arrive at net earnings ascribed to common shareholders. The weighted average number of outstanding common shares used for the first nine months of 1998 to calculate basic earnings per common share was calculated on an equivalent share basis using the weighted average number of shares of common stock outstanding for the first quarter of 1998, adjusted to reflect the terms of the Recapitalization. The weighted average number of common shares used to calculate diluted earnings per common share also considers the exercise of dilutive stock options in each period. The outstanding preferred stock is not assumed to be converted in the calculation of diluted earnings per common share for all periods presented because the treatment of the preferred stock as the common stock into which it is convertible would be antidilutive (i.e., would increase earnings per common share) in those periods.

The following table sets forth the reconciliation of the computations of basic and diluted earnings per common share for the three and nine months ended September 30, 1999 and 1998 (amounts other than per share amounts in thousands).

                                                      Three Months Ended            Nine Months Ended
                                                        September 30,                 September 30,
                                                      1999         1998            1999          1998
----------------------------------------------------------------------------------------------------------
Basic EPS:
Numerator
Net earnings (loss)                                 $ 53,712    $ (54,103)      $ 151,518     $   8,514

Add: Excess of book value over
 repurchase price of preferred stock                      --          816              39           816
Less: Preferred stock dividends                       17,879       17,999          53,668        36,010
Less: Retroactive recognition of
 preferred stock dividends                                --           --              --        18,011
----------------------------------------------------------------------------------------------------------
Net earnings (loss) ascribed to common
 shareholders                                       $ 35,833    $ (71,286)      $  97,889     $ (44,691)
----------------------------------------------------------------------------------------------------------

Denominator
Weighted average common shares
 outstanding - basic                                  83,648       83,637          83,552       69,504

----------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share              $   0.43    $   (0.85)      $    1.17     $  (0.64)
----------------------------------------------------------------------------------------------------------

Diluted EPS:
Numerator
Net earnings (loss) ascribed to common
 shareholders                                       $ 35,833    $ (71,286)      $  97,889     $(44,691)

----------------------------------------------------------------------------------------------------------

Denominator
Weighted average common shares
 outstanding - basic                                  83,648       83,637          83,552       69,504

Effect of assumed exercise of stock
    options                                              136          --              136           --

Weighted average common shares
 outstanding - diluted                                83,784       83,637          83,688       69,504

----------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common
 share                                              $   0.43    $  (0.85)       $    1.17     $  (0.64)
----------------------------------------------------------------------------------------------------------

(5)  Inventories

At September 30, 1999 and December 31, 1998, the components of inventories by major classification (raw materials, work in process and finished goods) were as follows:

                                              September 30,       December 31,
                                                   1999              1998
                                              -------------       ------------

         Raw materials                         $   61,292         $    63,805
         Work in process                           46,637              50,714
         Finished goods                           169,006             176,965
                                               ----------         -----------
            Subtotal                              276,935             291,484
         Reduction of certain
           inventories to LIFO basis              (13,520)            (16,172)
                                               ----------         -----------
         Total inventories                     $  263,415         $   275,312
                                               ==========         ===========

(6)  Income Taxes

The Company's effective income tax rates were 46.5% and 46.0% for the third quarters of 1999 and 1998, respectively. This effective tax rate for the third quarter of 1998 is before giving effect to the restructuring and related charges amounting to $111,074 that the Company incurred following the Merger and the special income tax charge of $26 million for the assumed repatriation to the U.S. of the accumulated earnings of the Company's foreign subsidiaries that are not considered to be permanently invested in their businesses. Such rates were higher than the statutory U.S. federal income tax rate primarily due to the non-deductibility of the goodwill amortization resulting from the Merger and to state income taxes.

(7)  Long-Term Debt

On July 19, 1999, the Company issued euro 200 million (approximately $205 million, at the then current exchange rate) aggregate principal amount of 7-year 5.625% notes in the European market ("Euro Notes") under Regulation S of the Securities Act of 1933, as amended (the "Securities Act"). Accrued interest on the Euro Notes is payable annually in cash on July 19 of each year, commencing on July 19, 2000. The net proceeds of euro 198,624 (approximately $203 million) were used to reduce outstanding borrowings under the Credit Agreements, described below. At September 30, 1999, the outstanding borrowings under the Euro Notes were $208,467 net of unamortized bond discount of $1,410.

On May 18, 1999, the Company issued $300 million aggregate principal amount of 10-year 6.95% senior notes ("Senior Notes") under Rule 144A and Regulation S of the Securities Act. Accrued interest on the Senior Notes is payable semi-annually in cash on May 15 and November 15 of each year, commencing on November 15, 1999. The net proceeds of $297,834 from the issuance of the Senior Notes were used to reduce outstanding borrowings under the Credit Agreements. At September 30, 1999, the outstanding borrowings under the Senior Notes were $297,891 net of unamortized bond discount of $2,109.

At September 30, 1999, the Company's outstanding debt consisted primarily of borrowings made under the Credit Agreements, the Senior Notes, the Euro Notes and certain other loans incurred by the Company's subsidiaries. The Company's outstanding debt as of December 31, 1998 primarily included borrowings under the Credit Agreements and certain other loans incurred by the Company's subsidiaries.

The Company's two principal Credit Agreements are a 5-year revolving credit facility that expires on March 30, 2003 and a 364-day revolving credit facility that expires on March 27, 2000. During 1999, the Company has voluntarily reduced the amounts available under the Credit Agreements from $1 billion to $650 million under the 5-year revolving credit facility and from $600 million to $475 million under the 364-day revolving credit facility. As of September 30, 1999, outstanding borrowings under the 5-year and 364-day revolving credit facilities were approximately $184 million (included in long-term debt) and $139 million (included in short-term borrowings), respectively. The Credit Agreements provide that the Company and certain of its subsidiaries may borrow for various purposes, including the refinancing of existing debt, the provision of working capital and other general corporate needs including acquisitions and other capital expenditures. Amounts repaid under the Credit Agreements may be reborrowed from time to time, up to the maximum $1.125 billion commitment amount under the Credit Agreements.

The Company's obligations under the Credit Agreements bear interest at floating rates. The weighted average interest rate under the Credit Agreements was approximately 5.6% at September 30, 1999 and 5.8% at December 31, 1998. The Company had certain interest rate swap agreements outstanding at December 31, 1998, that had the effect of fixing the interest rates on a portion of such debt. The weighted average interest rate at December 31, 1998 did not change significantly as a result of these derivative financial instruments.

The Credit Agreements provide for changes in borrowing margins based on financial criteria and the Company's senior unsecured debt ratings, and impose certain limitations on the operations of the Company and certain of its subsidiaries. The limitations include financial covenants relating to interest coverage and debt leverage as well as certain restrictions on the incurrence of additional indebtedness, the creation of liens, mergers and acquisitions, and certain dispositions of property and assets. The Company was in compliance with these requirements as of September 30, 1999.

The Senior Notes and Euro Notes also impose certain limitations on the operations of the Company and certain of its subsidiaries. The limitations include restrictions on the creation of liens, merger or consolidation of the Company and disposition of substantially all of the Company's assets. In addition, the Senior Notes include restrictions on sale-leaseback transactions. The Company was in compliance with these requirements as of September 30, 1999.

(8) Pro Forma Information

The following table presents selected unaudited pro forma statement of earnings
(loss) information for the quarter and nine months ended September 30, 1998 as a result of the Reorganization, the Recapitalization and the Merger. Such information reflects pro forma adjustments made in combining the historical results of old Sealed Air and Cryovac as a result of such transactions for the three and nine months ended September 30, 1998. Such amounts include for the first quarter of 1998, among others, incremental goodwill amortization of approximately $10 million and incremental interest expense of approximately $20 million. This pro forma information is not intended to represent what the Company's actual results of operations would have been for such periods.

                                                For the                     For the
                                           Three Months Ended           Nine Months Ended
                                              September 30,               September 30,
                                         -----------------------     -----------------------
                                         Reported      Pro Forma     Reported      Pro Forma
                                           1999         1998(1)        1999         1998(1)
                                         --------     ----------     --------      ---------
Net sales by business segment:
  Food and specialty packaging           $439,922     $430,928       $1,297,708    $1,251,730
  Protective packaging                    274,833      253,374          791,105       746,364
-------------------------------------------------------------------------------------------------

Total net sales                           714,755      684,302        2,088,813     1,998,094

Cost of sales                             457,551      443,249        1,332,331     1,302,044
-------------------------------------------------------------------------------------------------

Gross profit                              257,204      241,053          756,482       696,050

Marketing, administrative and
  development expenses                    130,721      130,994          391,304       379,640

Goodwill amortization                      12,278       11,756           36,860        35,695

Restructuring and other charges                --      111,074               --       111,074
-------------------------------------------------------------------------------------------------

Operating profit (loss)                   114,205      (12,771)         328,318        169,641

Other income (expense):

  Interest expense                        (14,631)     (18,968)         (44,088)       (62,063)

  Other, net                                  822       (3,342)            (199)        (4,675)
-------------------------------------------------------------------------------------------------

  Other expense, net                      (13,809)     (22,310)         (44,287)       (66,738)

Earnings (loss) before income taxes       100,396      (35,081)         284,031        102,903


Income taxes                               46,684       21,717          132,513         85,904
-------------------------------------------------------------------------------------------------

Net earnings (loss)                        53,712      (56,798)         151,518         16,999
-------------------------------------------------------------------------------------------------

Less: Preferred stock dividends            17,879       17,999           53,668         36,010

Less: Retroactive recognition of
 preferred stock dividends                     --           --               --         18,011

Add:  Excess of book value over
 repurchase price of preferred stock           --          816               39            816
-------------------------------------------------------------------------------------------------

Net earnings (loss) ascribed to common
  shareholders                             35,833      (73,981)          97,889        (36,206)

Earnings (loss) per common share (2)
         Basic                               0.43        (0.88)            1.17          (0.43)
         Diluted                             0.43        (0.88)            1.17          (0.43)
-------------------------------------------------------------------------------------------------

Weighted average number of common shares
  outstanding:
         Basic                             83,648       83,637           83,552         83,504
         Diluted                           83,784       83,637           83,688         83,504
-------------------------------------------------------------------------------------------------
(1)  The third quarter of 1998 represents the actual operating results resulting from the Merger of old Sealed Air and Cryovac and the nine months ended September 30, 1998 excludes a second quarter non-cash inventory charge of approximately $8 million resulting from the turnover of certain of the Company's inventories previously stepped-up to fair value in connection with the Merger.

(2) For purposes of calculating basic and diluted earnings per common share in the first nine months of 1998, net earnings have been reduced by the dividends that would have been payable on the Company's Series A convertible preferred stock for the first quarter of 1998 if such shares had been outstanding during such period to arrive at net earnings ascribed to common shareholders. The weighted average number of outstanding common shares used to calculate basic earnings per common share is calculated on an equivalent share basis using the weighted average number of shares outstanding of the Company's common stock for the first quarter of 1998, adjusted to reflect the terms of the Recapitalization. The assumed conversion of the convertible preferred stock is not considered in the calculation of diluted earnings per common share for all periods presented as the effect is antidilutive (i.e. would increase the earnings per common share for each period presented).

(9)  Restructuring and Other Charges

The Company's restructuring reserve, which arose primarily out of a restructuring undertaken by the Company during the third quarter of 1998, amounted to $7,700 at September 30, 1999 and $26,924 at December 31, 1998. The components of the restructuring charges, spending and other activity through September 30, 1999 and the remaining reserve balance at September 30, 1999 were as follows:

                                             Employee                   Contract
                                           Termination   Plant/Office  Termination
                                              Costs       Closures        Costs      Total
----------------------------------------------------------------------------------------------
Restructuring reserve at December 31, 1998    25,362        1,562           --       26,924
Cash payments during 1999                    (18,827)        (397)          --      (19,224)
----------------------------------------------------------------------------------------------
Restructuring reserve at September 30, 1999    6,535        1,165           --        7,700
----------------------------------------------------------------------------------------------

The Company expects to incur approximately $43,289 of cash outlays to carry out this restructuring program, of which approximately $35,589 was incurred through September 30, 1999. These cash outlays include primarily severance and other personnel related costs, costs of terminating leases and facilities and equipment disposition costs. In connection with the restructuring, the Company is eliminating 750 positions, or approximately 5% of its workforce as of September 30, 1998, across all functional areas. Through September 30, 1999, approximately 708 positions had been eliminated, and all restructuring actions, including remaining asset dispositions, are expected to be completed by the end of 1999 although certain cash outlays will continue into future years.

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

                                                     For the                               For the
                                               Three Months Ended                     Nine Months Ended
                                                  September 30,                         September 30,
                                      ----------------------------------    ------------------------------------
                                           1999               1998               1999                  1998
----------------------------------------------------------------------------------------------------------------
Net sales
 Food and Specialty Packaging         $   439,922         $   430,928       $   1,297,708          $  1,226,382
 Protective Packaging                     274,833             253,374             791,105               558,960
----------------------------------------------------------------------------------------------------------------
 Total segments                       $   714,755         $   684,302       $   2,088,813          $  1,785,342
----------------------------------------------------------------------------------------------------------------
Operating profit (loss)
 Food and Specialty Packaging         $    69,828         $    58,279       $     210,080          $    159,103
 Protective Packaging                      61,950              55,721             172,461               106,003
----------------------------------------------------------------------------------------------------------------
 Total segments                           131,778             114,000             382,541               265,106
 Restructuring and other
   charges, net (1)                            --            (111,074)                 --              (111,074)
 Corporate operating expenses(2)          (17,573)            (15,697)            (54,223)              (30,266)
----------------------------------------------------------------------------------------------------------------
 Total                                $   114,205         $   (12,771)      $     328,318          $    123,766
----------------------------------------------------------------------------------------------------------------
Depreciation and amortization
 Food and Specialty Packaging         $    27,845         $    26,246       $      83,463          $     79,971
 Protective Packaging                      15,738              15,011              45,870                34,903
----------------------------------------------------------------------------------------------------------------
 Total segments                            43,583              41,257             129,333               114,874
 Corporate (including goodwill
        amortization)                      12,342              12,014              38,538                24,403
----------------------------------------------------------------------------------------------------------------
 Total                                $    55,925         $    53,271       $     167,871          $    139,277
----------------------------------------------------------------------------------------------------------------
(1)  Restructuring and Other Charges, net was $97,064 for Food and Specialty
     Packaging (including a net non-cash charge of $65,381) and $14,010 for
     Protective Packaging (including a net non-cash charge of $2,404).
(2)  Includes goodwill amortization of $12,278 and $11,756 in the third quarters of 1999 and 1998, respectively and $36,860 and $23,864 in the first nine months of 1999 and 1998, respectively.

(11) Acquisitions

During the first nine months of 1999, the Company made several small acquisitions. These transactions, which were effected in exchange for cash, were accounted for as purchases and were not material to the Company's consolidated financial statements.

Management's Discussion and Analysis of Results of Operations and Financial Condition
---------------------------------------------------------------------------

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

     In order to facilitate a review of the factors that affected the Company's operating results for the third quarter and first nine months of 1999, the Company has included selected unaudited pro forma financial information in Note 8 to the consolidated financial statements included in this Form 10-Q. References to this information are included below in the discussion of results of operations to assist in understanding the factors other than the Merger and its related transactions that affected the Company's operating results in the periods covered by the Company's Management Discussion and Analysis.

Results of Operations
---------------------
Discussion and Analysis of Reported Operating Results
-----------------------------------------------------

     The reported results for the third quarter of 1999 compared to the third quarter of 1998 are discussed in the Discussion and Analysis of Pro Forma Operating Results below since reported third quarter 1998 is on a basis comparable to pro forma third quarter 1998. The following will be a discussion of the reported nine month period of 1999 compared to the reported nine month period of 1998.

     For the nine month period, the Company's net sales increased 17% to $2,088,813,000 in 1999 from $1,785,342,000 in 1998. Gross profit for the first nine months of 1999 was 36.2% of net sales compared to 34.1% in the nine month 1998 period. Marketing, administrative and development expenses increased 12% in the first nine months of 1999 compared to the 1998 period. The Company recorded goodwill amortization, primarily as a result of the Merger, of $36,860,000 in the first nine months of 1999 compared to $23,864,000 in the first nine months of 1998.

     This increase in net sales as well as most of the increase in cost of sales, marketing, administrative and development expenses, and the substantial increase in goodwill amortization, that the Company experienced in the nine month period were due primarily to the inclusion of the protective packaging business of old Sealed Air in the entire 1999 period, but not in the first quarter of 1998, and adjustments arising from the Merger, the Reorganization and the Recapitalization.

     For the first nine months of 1999, gross profit as a percentage of net sales was 36.2% compared to 34.1% in the 1998 period. During the second quarter of 1998, the Company incurred a non-cash inventory charge of approximately $8,000,000 resulting from the turnover of certain of the Company's inventories previously stepped-up to fair value in connection with the Merger (the "Inventory Charge"). Excluding the Inventory Charge, gross profit as a percentage of net sales would have been 34.5% for the first nine months of 1998. These increases resulted primarily from the inclusion of old Sealed Air in the entire 1999 period as noted above, the higher level of net sales and cost reductions arising out of certain improvements in the Company's operations partially offset, beginning in the third quarter of 1999, by certain higher raw material prices for certain of the Company's products. The first nine months of 1998 also included certain inventory-related provisions made in the third quarter of 1998 that were not present in the third quarter of 1999.

     The higher level of marketing, administrative and development expenses is due primarily to the inclusion of old Sealed Air in the entire 1999 period as noted above partially offset by the inclusion in the 1998 period of $18,044,000 of corporate expenses that were allocated to Cryovac by Grace in the first quarter of 1998 prior to the Merger.

Such allocations ceased upon the Merger. In addition, the change in the first nine months of 1999 compared to the 1998 period also reflects continuing improvements in the Company's operations, including lower provisions for doubtful receivables, partially offset by integration expenses and increases in information systems costs.

     Operating results for the first nine months of 1999, were favorably affected by the absence of the restructuring and related charges that the Company incurred in the third quarter of 1998 amounting to $111,074,000, following the Merger.

     Other expense, net, which primarily reflects interest expense on the Company's indebtedness, decreased modestly for the first nine months of 1999. The decrease was due to reduced losses related to foreign exchange transactions. This decrease was offset in part by an increase in interest expense for the first nine months of 1999 due to the timing of indebtedness entered into under the Credit Agreements, whereby the debt under the Credit Agreements was outstanding for the full nine month period of 1999 but only from April 1 for the 1998 period.

     Income taxes in the first nine months of 1998 included a special income tax charge of $26,000,000 for the assumed repatriation to the U.S. of the accumulated earnings of the Company's foreign subsidiaries that were not considered to be permanently invested in their businesses. The effective tax rate for the first nine months of 1999 was 46.7% compared to 45.2% in the 1998 period, before giving effect to the restructuring and related charges and the special income tax charge. Such rates were higher than the statutory U.S. federal income tax rate primarily due to the non-deductibility of the goodwill amortization resulting from the Merger and to state income taxes.

     As a result of the factors discussed above, the Company's net earnings increased to $151,518,000 for the first nine months of 1999 from $8,514,000 for the first nine months of 1998.

     Basic and diluted earnings per common share for the first nine months of 1999 were $1.17 compared to a loss of ($0.64)in the 1998 period.

Discussion and Analysis of Pro Forma Operating Results
------------------------------------------------------

     The following discussion relates to the unaudited selected pro forma financial information that appears in Note 8 to the consolidated financial statements included in this Form 10-Q.

     Reported net sales for the third quarter of 1999 increased 4% to $714,755,000 compared with $684,302,000 for the third quarter of 1998. For the nine month period, the Company's reported net sales increased 5% to $2,088,813,000 compared with pro forma net sales of $1,998,094,000 in the 1998 period. The increases in net sales in both periods were primarily due to higher unit volume, partially offset by the negative effect of foreign currency translation.

         The Company's net sales continued to be affected in the third quarter and first nine months of 1999 by the continued weakness of foreign currencies compared with the U.S. dollar in Latin America and Europe. Excluding the negative effect of foreign currency translation, net sales would have increased 6% for both the third quarter and, on a pro forma basis, the first nine months of 1999 compared to the respective 1998 periods.

     Net sales from domestic operations increased approximately 5% compared with the third quarter of 1998 and, on a pro forma basis, the first nine months of 1998, primarily due to increased unit volume in both periods.

     Net sales from foreign operations represented approximately 45% of the Company's total net sales in the third quarter of 1999 and 1998 and 46% in the first nine months of 1999 and 1998, on a pro forma basis. The increase in net sales from foreign operations was approximately 3% compared with the third quarter of 1998 and, on a pro forma basis, 4% compared with the first nine months of 1998, primarily due to increased unit volume and, to a lesser extent, small acquisitions in both 1999 periods, which more than offset the negative effect of foreign currency translation.

     Net sales of the Company's food and specialty packaging products segment, which consists primarily of the Company's Cryovac(R) food packaging products and Dri-Loc(R) absorbent pads, increased approximately 2% for the third quarter and, on a pro forma basis, 4% compared to the first nine months of 1998. These increases were due primarily to higher unit volume partially offset by the negative effect of foreign currency translation. Excluding the negative effect of foreign currency translation, net sales of this segment would have increased by 4% for the third quarter and, on a pro forma basis, 6% for the first nine months of 1999 compared to the respective 1998 periods.

     Net sales of the Company's protective packaging segment, which consists primarily of Cryovac(R) performance shrink films, Instapak(R) chemicals and equipment, air cellular and polyethylene foam surface protection and cushioning materials and protective and durable mailers and bags, increased 8% for the third quarter and, on a pro forma basis, 6% for the first nine months of 1999 compared to the respective 1998 periods. These increases in both periods were due primarily to higher unit volume and, to a lesser extent, small acquisitions. Foreign currency translation had a minimal negative effect on the increase in net sales of this segment in both the third quarter and first nine months of 1999 compared to the respective 1998 periods.

     Gross profit as a percentage of net sales was 36.0% for the third quarter and 36.2% for the first nine months of 1999 compared to 35.2% for the third quarter of 1998 and 34.8% on a pro forma basis for the first nine months of 1998 (which excludes the effect of the Inventory Charge in the first nine months of 1998). These increases resulted primarily from the higher level of net sales and cost reductions arising out of certain improvements in the Company's operations partially offset, beginning in the third quarter of 1999, by certain higher raw material prices for certain of the Company's products. The 1999 periods also reflected the absence of certain inventory related provisions that were made in the third quarter of 1998.

         Marketing, administrative and development expenses and goodwill amortization as a percentage of net sales were 20.0% for the third quarter of 1999 compared to 20.9% for the 1998 period and were 20.5% for the first nine months of 1999 compared to, on a pro forma basis, 20.8% for the 1998 period. These decreases as a percentage of net sales reflect continuing improvements in the Company's operations, including lower provisions for doubtful receivables, partially offset by integration expenses and increases in information systems costs.

     Operating results for the third quarter and first nine months of 1999 were favorably affected by the absence of the restructuring and related charges that the Company incurred in the third quarter of 1998, amounting to $111,074,000, following the Merger.

     On a pro forma basis, other expense, net, which primarily reflects interest expense on the Company's indebtedness, decreased compared to the third quarter and, on a pro forma basis, the first nine months of 1998 primarily due to the lower level of debt outstanding during the 1999 periods. The decrease in other expense, net in the third quarter and first nine months of 1999, was also due to reduced losses related to foreign exchange transactions.

     The Company's effective income tax rates were 46.5% and 46.7% in the third quarter and first nine months of 1999, respectively, and 47.0% and 47.6% on a pro forma basis, in the third quarter and for the first nine months of 1998, respectively, excluding in both 1998 periods the restructuring and related charges and the special income tax charge of $26,000,000 for the assumed repatriation to the U.S. of the accumulated earnings of the Company's foreign subsidiaries that were not considered to be permanently invested in their businesses. These rates are higher than the applicable statutory rates primarily due to the non-deductibility for tax purposes of the goodwill amortization resulting from the Merger and to state income taxes. The Company expects that its effective tax rate will remain higher than statutory rates for 1999.

     As a result of the above, the Company recorded net earnings of $53,712,000 for the third quarter of 1999 and $151,518,000 for the first nine months of 1999 compared to a pro forma net loss of $56,798,000 and net earnings of $16,999,000 for the respective 1998 periods. Excluding the restructuring and related charges and the special income tax charge, net earnings on a pro forma basis were $41,036,000 and $115,548,000 for the third quarter and first nine months of 1998, respectively.

     Basic and diluted earnings (loss) per common share were $0.43 for the third quarter of 1999 and, on a pro forma basis, ($0.88) for the third quarter of 1998. Basic and diluted earnings (loss) per common share were $1.17 for the first nine months of 1999 and, on a pro forma basis, ($0.43) for the first nine months of 1998. The effect of the conversion of the Company's outstanding convertible preferred stock is not considered in the calculation of diluted earnings per common share because it would be anti-dilutive (i.e., would increase (decrease) earnings per common share for the quarter ended September 30, 1999 and pro forma earnings (loss) per common share for the quarter ended September 30, 1998 to $0.47 and ($0.49), respectively, and for the nine months ended September 30, 1999 and pro forma earnings per common share for the nine months ended September 30, 1998 to $1.31 and $0.15, respectively).

     Basic and diluted earnings per common share were $0.29 for the third quarter of 1998, excluding the restructuring and related charges and a special income tax charge. For the 1998 periods, the effect of the conversion of the Company's outstanding convertible preferred stock is not considered in the calculation of diluted earnings per common share because it would be anti-dilutive (i.e., would increase earnings per common share for the quarter ended September 30, 1998, on a pro forma basis, to $0.36 and pro forma earnings per common share for the nine months ended September 30, 1998 to $1.00, excluding the restructuring and related charges and a special income tax charge).

Liquidity and Capital Resources
-------------------------------

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

     Net cash provided by operating activities amounted to $310,719,000 and $276,466,000 in the first nine months of 1999 and 1998, respectively. The increase in operating cash flows for the first nine months of 1999 was primarily due to the inclusion of the operations of old Sealed Air for the full nine month period and increased net earnings. This increase was partially offset by the absence in the 1999 period of the non-cash portion of the restructuring and related charges, the timing of cash payments related to the restructuring and related charges, and changes in operating assets and liabilities in the ordinary course of business.

     Net cash used in investing activities amounted to $59,204,000 in the first nine months of 1999 compared to $4,451,000 in the 1998 period. The change in the first nine months of 1999 compared to the 1998 period was primarily due to the cash acquired from old Sealed Air in the Merger in 1998 and the use of $10,430,000 of cash to make various small acquisitions in 1999. Capital expenditures were $51,145,000 in the 1999 period and $55,866,000 in the 1998 period.

     Net cash used in financing activities amounted to $220,910,000 in the first nine months of 1999 and $232,470,000 in the first nine months of 1998. After giving effect to the net proceeds of the issuance of the Senior Notes and the Euro Notes discussed below and additional short-term borrowings, the net cash used in financing activities in the first nine months of 1999 was used primarily to repay outstanding debt, principally under the Credit Agreements, to pay dividends on the Company's Series A Preferred Stock, and to purchase treasury stock. In the 1998 period, net cash used in financing activities primarily reflected the proceeds from borrowings under the Credit Agreements, offset by the contribution of funds to New Grace in connection with the Reorganization and the repayment of debt, principally relating to the Credit Agreements, the payment of dividends on the Company's Series A Preferred Stock and the purchase of treasury stock.

     At September 30, 1999, the Company had working capital of $195,015,000 or 5% of total assets, compared to working capital of $309,624,000, or 8% of total assets, at December 31, 1998. The decrease in working capital was primarily due to an increase in short-term borrowings, primarily under the Credit Agreements, partially offset by an increase in current assets.

     The Company's ratio of current assets to current liabilities (current ratio) was 1.3 at September 30, 1999 and 1.6 at December 31, 1998. The Company's ratio of current assets less inventory to current liabilities (quick ratio) was 0.9 at September 30, 1999 and 1.1 at December 31, 1998. The decrease in these ratios in 1999 was primarily due to the changes in working capital discussed above.

     On July 19, 1999, the Company issued euro 200 million (approximately $205 million, at the then current exchange rate) aggregate principal amount of 7-year 5.625% notes in the European market ("Euro Notes") under Regulation S of the Securities Act of 1933, as amended (the "Securities Act"). Accrued interest on the Euro Notes is payable annually in cash on July 19 of each year, commencing on July 19, 2000. The net proceeds of euro 198,624,000 (approximately $203 million) were used to reduce outstanding borrowings under the Credit Agreements described below. At September 30, 1999, the outstanding borrowings under the Euro Notes were $208,467,000 net of unamortized bond discount of $1,410,000.

     On May 18, 1999, the Company issued $300 million aggregate principal amount of 10-year 6.95% senior notes ("Senior Notes") under Rule 144A and Regulation S of the Securities Act. Accrued interest on the Senior Notes is payable semi-annually in cash on May 15 and November 15 of each year, commencing on November 15, 1999. The net proceeds of $297,834,000 from the issuance of the Senior Notes were used to reduce outstanding borrowings under the Credit Agreements. At September 30, 1999, the outstanding borrowings under the Senior Notes were $297,891,000 net of unamortized bond discount of $2,109,000.

     At September 30, 1999, the Company's outstanding debt consisted primarily of borrowings made under the Credit Agreements, the Senior Notes, the Euro Notes and certain other loans incurred by the Company's subsidiaries. The Company's outstanding debt as of December 31, 1998 primarily included borrowings under the Credit Agreements and certain other loans incurred by the Company's subsidiaries.

     The Company's two principal Credit Agreements are a 5-year revolving credit facility that expires on March 30, 2003 and a 364-day revolving credit facility that expires on March 27, 2000. During 1999, the Company has voluntarily reduced the amounts available under the Credit Agreements from $1 billion to $650 million under the 5-year revolving credit facility and from $600 million to $475 million under the 364-day revolving credit facility. Borrowings outstanding under the 5-year revolving credit facility are recorded as long-term debt, and borrowings outstanding under the 364-day revolving credit facility are recorded as short-term borrowings. The Credit Agreements provide that the Company and certain of its subsidiaries may borrow for various purposes, including the refinancing of existing debt, the provision of working capital and other general corporate needs, including acquisitions and other capital expenditures. Amounts repaid under the Credit

Agreements may be reborrowed from time to time, up to the maximum $1.125 billion commitment amount under the Credit Agreements.

     The Company's obligations under the Credit Agreements bear interest at floating rates. The weighted average interest rate under the Credit Agreements was approximately 5.6% at September 30, 1999 and 5.8% at December 31, 1998. The Company had certain interest rate swap agreements outstanding at December 31, 1998 that had the effect of fixing the interest rates on a portion of such debt. The weighted average interest rate at December 31, 1998 did not change significantly as a result of these derivative financial instruments.

     The Credit Agreements provide for changes in borrowing margins based on financial criteria and the Company's senior unsecured debt ratings, and impose certain limitations on the operations of the Company and certain of its subsidiaries. The limitations include financial covenants relating to interest coverage and debt leverage as well as certain restrictions on the incurrence of additional indebtedness, the creation of liens, mergers and acquisitions, and certain dispositions of property and assets. The Company was in compliance with these requirements as of September 30, 1999.

     The Senior Notes and Euro Notes also impose certain limitations on the operations of the Company and certain of its subsidiaries. The limitations include restrictions on the creation of liens, merger or consolidation of the Company and disposition of substantially all of the Company's assets. In addition, the Senior Notes include restrictions on sale-leaseback transactions. The Company was in compliance with these requirements as of September 30, 1999.

     At September 30, 1999, the Company had available lines of credit, including those available under the Credit Agreements, of approximately $1.4 billion of which approximately $1.0 billion were unused.

     The Company's shareholders' equity was $497,819,000 at September 30, 1999 compared to $437,045,000 at December 31, 1998. Shareholders' equity increased in 1999 due to the Company's net earnings of $151,518,000, which were partially offset by the payment of the preferred stock dividends of $53,700,000 and by an additional foreign currency translation adjustment of $50,682,000.

Other Matters
-------------
Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

     For a discussion of market risks at December 31, 1998, refer to Item 7A of the Company's Form 10-K for the year ended December 31, 1998.

Interest Rates

     The Company uses interest rate swaps to reduce exposure to fluctuations in interest rates by fixing the rate of interest the Company pays on a portion of the Company's debt. Interest rate collars are used to reduce the Company's exposure to fluctuations in the rate of interest by limiting interest rates to a given range. At September 30, 1999, the Company had an interest rate collar agreement, maturing in June 2001, with a notional amount of approximately $8,000,000 compared with a notional amount of $265,000,000 at December 31, 1998, which included interest rate swap and collar agreements. On May 18, 1999, the Company issued $300 million aggregate principal amount of 10-year 6.95% senior notes. The net proceeds of $297,834,000 were used to reduce outstanding borrowings under the Credit Agreements. On July 19, 1999, the Company issued euro 200 million (approximately $205 million, at the then current exchange rate) aggregate principal amount of 7-year 5.625% notes in the European market. The net proceeds of euro 198,624,000 (approximately $203 million) were used to reduce outstanding borrowings under the Credit Agreements.

Foreign Exchange Contracts

     The Company uses interest rate and currency swaps to limit foreign exchange exposure and limit or adjust interest rate exposure by swapping certain borrowings in U.S. dollars for borrowings denominated in foreign currencies. At September 30, 1999 the Company had interest rate and currency swap agreements, maturing through March 2002, with an aggregate notional amount of approximately $5,000,000.

     The Company uses foreign currency forwards to fix the amount payable on certain transactions denominated in foreign currencies. At September 30, 1999 the Company had foreign currency forward contracts, maturing at various dates through October 1999, with an aggregate notional amount of approximately $6,000,000.

Environmental Matters
---------------------

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

Year 2000 Computer System Compliance
------------------------------------

     The Company has substantially completed addressing its Year 2000 issues. Year 2000 issues arise from computer programs that utilize only the last two digits of a year to define a particular year rather than the complete four-digit year. As a result, certain computer programs may not properly process certain dates, particularly those that fall into the year 2000 or subsequent years. Year 2000 issues affect both computer-based information systems and systems with embedded microcontrollers or microcomputers.

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

State of Readiness

     The Company has examined the hardware and software of its computer-based information technology systems, including mainline systems, personal computers and telephone systems. The Company has also examined other devices incorporating electronic microchips that might fail as a result of the Year 2000 issue. These include security and control systems in Company facilities and programmable logic controllers and microcomputers embedded into production and other equipment in the Company's plants and warehouses. The Company has finished the identification and assessment phases of its Year 2000 action plan in these two areas. The Company has also substantially completed the remediation and testing phases of the plan for these areas. The Company continues to test new equipment and software before placing it into service.

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

Costs

     The Company estimates that the total costs to address the Company's Year 2000 issues will be approximately $6 million. No significant information technology projects have been deferred by the Company due to Year 2000 issues.

Risks

     While the Company believes that it is taking all steps reasonably necessary to assure its ability to conduct business and to safeguard its assets during the period affected by Year 2000 issues, risks cannot in every case be eliminated. Transportation companies, utilities and other key suppliers may disrupt one or more of the Company's operations if they are unable to conduct business during this period. Significant disruptions caused by Year 2000 issues in the industries which the Company serves could impact its operations. Year 2000 issues in other industries could have a ripple effect on the Company's business.

     If the Company is unable to complete its remediation efforts satisfactorily, substantial business interruptions may occur in its operations. These could include disruptions to manufacturing operations, logistics, invoicing, collections and vendor payments. The Company's efforts described herein are expected to reduce the Company's uncertainty about Year 2000 issues. The Company believes that its efforts to date in this regard have contributed to reducing the risk of significant interruptions of its operations.

Contingency Plans

     The Company has certain contingency measures in place, including in some cases dual utility services, backup power equipment, backup data centers, manual backup procedures and alternate suppliers. The Company has developed a Year 2000 contingency plan to implement additional protection measures. The Company is in the process of implementing this plan on a timely basis.

Euro Conversion
---------------

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

Recently Issued Statements of Financial Accounting Standards
------------------------------------------------------------

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

Forward-Looking Statements
--------------------------

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

                                    PART II

                               OTHER INFORMATION

Item 2.             Changes in Securities and Use of Proceeds.

     (b) On July 19, 1999, the Company issued euro 200 million (approximately $205 million, at the then current exchange rate) aggregate principal amount of 7-year 5.625% notes ("Euro Notes") under Regulation S of the Securities Act of 1933, as amended (the "Securities Act"). Accrued interest on the Euro Notes is payable annually in cash on July 19 of each year, commencing on July 19, 2000. The net proceeds of euro 198,624,000 (approximately $203 million) from the issuance of the Euro Notes were used to reduce outstanding borrowings under the credit agreements described under Liquidity and Capital Resources in the Management's Discussion and Analysis of Results of Operations and Financial Condition in Part I of this Form 10-Q. The Euro Notes impose certain limitations on the operations of the Company and certain of its subsidiaries. The limitations include restrictions on the creation of liens, merger or consolidation of the Company and disposition of substantially all of the Company's assets. The Company was in compliance with these requirements as of September 30, 1999.

Item 6.             Exhibits and Reports on Form 8-K.

                    (a) Exhibits

Exhibit Number          Description

27                      Financial Data Schedule


                    (b) Reports on Form 8-K

The Company filed the following Report on Form 8-K during the third quarter of 1999:

Date of Report          Disclosures

July 19, 1999           Offering of euro 200 million (approximately $205
                        million, at the then current exchange rate) aggregate principal amount of 7-year 5.625% notes due 2006 pursuant to Regulation S under the Securities Act.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SEALED AIR CORPORATION


Date:  November 12, 1999                By  s/Jeffrey S. Warren
                                          ---------------------
                                          Jeffrey S. Warren
                                          Controller
                                          (Authorized Executive Officer
                                          and Chief Accounting Officer)