Form 10-K
period 1999-12-31
SEALED AIR CORP/DE
filed 2000-03-27
CIK 1012100

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-12139
                            ------------------------
                             SEALED AIR CORPORATION

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                            65-0654331
        (State or other jurisdiction                    (I.R.S. Employer Identification Number)
      of incorporation or organization)

   PARK 80 EAST, SADDLE BROOK, NEW JERSEY                             07663-5291
  (Address of principal executive offices)                            (Zip code)

       Registrant's telephone number, including area code: (201) 791-7600
                            ------------------------

    Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                              NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                              -----------------------------------------
Common Stock, par value $0.10 per share          New York Stock Exchange, Inc.
Series A Convertible Preferred Stock,            New York Stock Exchange, Inc.
par value $0.10 per share

                           --------------------------

    Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant on March 22, 2000 was approximately $3,952,000,000.

    The number of outstanding shares of the registrant's Common Stock as of March 22, 2000 was 83,821,232.

    DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's 1999 Annual Report to Stockholders are incorporated by reference into Parts I and II of this Form 10-K. Portions of the registrant's definitive proxy statement for its 2000 Annual Meeting of Stockholders are incorporated by reference into
Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    Sealed Air Corporation and its subsidiaries (collectively referred to as the "Company" except where the context indicates otherwise) are engaged in the manufacture and sale of a wide range of protective, food and specialty packaging materials and systems throughout the world.

    On March 31, 1998, the Company (formerly known as W. R. Grace & Co.) and Sealed Air Corporation (US), a Delaware corporation formerly known as Sealed Air Corporation ("old Sealed Air"), completed a series of transactions, starting with the separation of the Cryovac packaging business ("Cryovac"), operated by subsidiaries of the Company, from its specialty chemicals business, also operated by subsidiaries. The specialty chemicals business then was spun off to the Company's stockholders at that time, and that business became a separate publicly owned corporation called W. R. Grace & Co. ("New Grace"). After recapitalizing the Company's then-outstanding shares of common stock into new common and preferred stock, Sealed Air Corporation (US) was merged with a subsidiary of the Company. As a result of these transactions (collectively referred to as the "Merger"), the Company now operates the businesses of Sealed Air and Cryovac and is managed primarily by the former management of old Sealed Air.

    References to "Grace" in this Annual Report on Form 10-K refer to the Company before the Merger.

SEGMENTS

    The Company operates in two reportable business segments: (i) food and specialty packaging products and (ii) protective packaging products, described more fully below. Information concerning the Company's reportable segments appears in Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

FOOD AND SPECIALTY PACKAGING PRODUCTS

    The Company's principal food and specialty packaging products are its flexible materials and related systems marketed primarily under the Cryovac-Registered Trademark- trademark for a broad range of perishable food applications. This segment also includes the Company's rigid packaging and absorbent pads, principally foam trays used by supermarkets and food processors, absorbent pads used for the retail packaging of meat, fish and poultry, and rigid plastic containers for dairy and other food products.

FLEXIBLE MATERIALS AND RELATED SYSTEMS

    The Company produces a variety of high-performance proprietary flexible films, bags and associated packaging equipment marketed and sold primarily under the Cryovac-Registered Trademark- trademark that are used to package a broad range of perishable foods such as fresh red meat, smoked and processed meat, cheese, poultry, processed and prepared foods (including soups and sauces for restaurants and institutions) and produce. The Company also offers sterilized medical bags and films for use with medical products and produce bags with dispensing systems used by customers in supermarket produce departments.

    Cryovac-Registered Trademark- food packaging products include shrink bags, shrink films and laminated films sold for food packaging applications. Shrink bags and films are co-extruded, multi-layered, shrinkable plastic bags and films that, when exposed to heat, mold themselves to the shape of the product. Laminates are multi-layered, non-shrinkable plastic materials used to package perishable foods and shelf-stable products such as syrups and toppings. Films and bags are sold in barrier and permeable forms, depending on the extent to which it is desirable that oxygen or other gases pass through the material. For fresh-cut produce, the Company produces films that permit gases to pass through at various rates, thereby matching the varying respiration rates of different vegetables and permitting longer shelf life.

    The Company's food packaging equipment offerings include dispensing and loading units to package foods in shrink, vacuum or vacuum skin packages using the Company's films and bags; form, fill and seal units to package foods in pouches made using the Company's films; shrink tunnels; bagging systems; and auxiliary equipment. Systems are marketed to the food processing industry under the Cryovac-Registered Trademark- trademark and other trademarks.

RIGID PACKAGING AND ABSORBENT PADS

    The Company manufactures and sells Cryovac-Registered Trademark- polystyrene foam trays that are used by supermarkets and by food processors to protect and display fresh meat, poultry and produce. The Company also manufactures and sells absorbent pads used for food packaging, including its Dri-Loc-Registered Trademark- absorbent pads. The Company's foam trays and absorbent pads are often used together. The Company's case-ready packaging customers, principally meat and poultry processors, purchase trays, pads and specially-designed films and packaging equipment to package centrally meat and poultry products prior to shipment to the supermarket. Case-ready packages are virtually ready for the meat case upon arrival at the retail store. During 1999, the Company began commercial rollout of its peelable lidding films and barrier foam trays for low oxygen case-ready packaging of ground beef. The Company also manufactures rigid plastic containers, primarily plastic tubs for dairy products such as margarine and yogurt, in Australia that are marketed under the Omicron-TM- trademark.

PROTECTIVE PACKAGING PRODUCTS

    The Company's protective packaging products include its cushioning and surface protection products and certain other products. The Company's protective packaging products and systems are used by a wide variety of end users, including manufacturing, distribution and retail customers. The products produced in this segment enable the end users to provide a high degree of protection in packaging their items, by means of cushioning or surface protection, or a combination thereof.

CUSHIONING AND SURFACE PROTECTION PRODUCTS

    The Company manufactures and markets Bubble Wrap-Registered Trademark- and AirCap-Registered Trademark- air cellular packaging materials and bags, which consist of air encapsulated between two layers of plastic film, each containing a barrier layer to retard air loss, that form a pneumatic cushion to protect products from damage through shock or vibration during shipment. Cryovac-Registered Trademark- performance films are manufactured and sold by the Company for non-food product display and merchandising applications. These films are used to "shrink-wrap" a wide assortment of industrial and consumer products. The Company's Instapak-Registered Trademark- polyurethane foam packaging systems (which consist of proprietary blends of polyurethane chemicals, high performance polylefin films and specially designed dispensing equipment) provide protective packaging for a wide variety of products. CelluPlank-TM- plank foams and Stratocell-TM- laminated polyethylene foams are generally sold by the Company to fabricators and converters. The Company also manufactures thin polyethylene foams in roll and sheet form under the trademarks
Cell-Aire-Registered Trademark- and Cellu-Cushion-Registered Trademark-.

    The Company manufactures and markets Jiffy-TM- protective mailers and other durable mailers and bags that are made in several standard sizes and are used for mailing or shipping a wide variety of items. The Company's protective mailers include lightweight, tear-resistant paper mailers marketed under various trademarks, including Jiffylite-Registered Trademark- and Mail
Lite-Registered Trademark-, lined with air cellular cushioning material. These products also include the widely used Jiffy-TM- padded mailers made from recycled kraft paper padded with macerated recycled newspaper. The Company's durable mailers and bags are marketed under the ShurTuff-Registered Trademark-, MailTuff-TM-, Trigon-Registered Trademark-, Lab Pak-Registered Trademark-, Keepsafe-TM- and Crush-Gard-TM- brand names. The Company also manufactures and sells Korrvu-Registered Trademark- suspension and retention packaging. The Company manufactures recycled kraft, tissue and crepe paper for use as a raw material in the manufacture of the Company's protective mailer and food packaging products. The Company also manufactures and sells paper packaging products under the trademarks Kushion Kraft-Registered Trademark-, Custom Wrap-TM-, Jiffy-TM-
Padwrap-Registered Trademark- and Void Kraft-TM-. Subsidiaries of the Company in certain foreign countries produce loose-fill polystyrene packaging for sale to customers in those countries.

    The Company offers inflatable packaging systems, including its Rapid Fill-Registered Trademark- system, which consists of a compact, portable inflator and self-sealing inflatable plastic bags, and its Fill-Air-TM- system, which converts rolls of polyethylene film into continuous perforated chains of air-filled cushions. During 1999, the Company began commercial rollout of its improved Vistaflex-Registered Trademark- inflatable packaging system, which consists of a microprocessor-controlled inflation system and inflatable cushions, that produces air-filled cushions designed for each particular packaging application. The Company produces and markets converting systems that convert certain of the Company's packaging materials, including air cellular cushioning materials, thin polyethylene foam and paper packaging materials, into sheets of a pre-selected size and quantity or, for the Company's recycled kraft paper, into paper dunnage material. The Company also offers shrink-wrap equipment for use with the Company's shrink films.

OTHER PRODUCTS

    The Company manufactures and sells a number of non-packaging products, including specialty adhesive tapes, solar pool covers and solar heating systems for swimming pools, recycled kraft, tissue and crepe paper sold to unaffiliated customers, and certain products related to the elimination and neutralization of static electricity.

FOREIGN OPERATIONS

    The Company operates in the United States and in 45 other countries, and its products are distributed in those countries as well as in other parts of the world. Since the Merger, the Company has extended its protective packaging product offerings into countries where Cryovac had established operations prior to the Merger and where old Sealed Air had not, including several European, Latin American and Asia/Pacific countries and South Africa, and has also extended these product offerings into Israel. In maintaining its foreign operations, the Company runs the risks inherent in such operations, including those of currency fluctuations. Information on currency exchange risks is incorporated by reference in Item 7A of this Annual Report on Form 10-K. Financial information about geographic areas, including net sales and total long-lived assets, for each of the three years in the period ended December 31, 1999 appears in Note 3 of the Notes to Consolidated Financial Statements incorporated by reference in Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

MARKETING, DISTRIBUTION AND CUSTOMERS

    The Company employs over 1,300 sales and technical support representatives in the countries in which it operates who market the Company's products through a large number of distributors, fabricators and converters as well as directly to end users. In the United States and certain other countries, the Company has separate sales and marketing groups for many of its product lines. These groups often work together to develop market opportunities for the Company's products.

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

    The Company has no material long-term contracts for the distribution of its products. In 1999, no customer or affiliated group of customers accounted for as much as 10% of the Company's consolidated net sales.

    Although net sales of both food and specialty packaging products and protective packaging tend to be slightly higher in the fourth quarter, the Company does not consider seasonality to be a material factor.

COMPETITION

    Competition for most of the Company's packaging products is based primarily on packaging performance characteristics, service and price. Since competition is also based upon innovations in packaging technology, the Company's ongoing research and development programs are intended to enable the Company to maintain technological leadership. Certain companies producing competing products are well established and may have greater financial resources than the Company.

    There are a number of competing manufacturers of food packaging products, including companies offering similar products that operate on a global basis as well as those that operate in a region or single country. Competing manufacturers produce a wide variety of food packaging based on plastic, paper, metals and other materials. The Company believes that it is one of the leading suppliers of flexible food packaging materials and related systems in the principal geographic areas in which it offers those products and one of the leading suppliers of absorbent pads for food products to supermarkets and poultry processors in the United States.

    The Company's protective packaging products compete with similar products made by others and with a number of other packaging materials, all of which are used to provide protection against damage to the packaged product during its shipment and storage. Competitive materials include various forms of paper packaging products, expanded plastics, corrugated die cuts, loosefill packaging materials, strapping, envelopes, reinforced bags, boxes and other containers and various corrugated materials. Heavy-duty applications of the Company's Instapak-Registered Trademark- packaging and its plank and laminated foam products also compete with various types of molded foam plastics, fabricated foam plastics and mechanical shock mounts and with wood blocking and bracing systems. The Company believes that it is one of the leading suppliers of air cellular cushioning materials containing a barrier layer, shrink films for industrial and commercial applications, and polyurethane foam packaging systems in the geographic areas in which it sells these products.

    As discussed below under "Environmental Matters," the Company is also subject to competitive factors affecting packaging materials that are based upon customers' environmental preferences.

RAW MATERIALS

    The raw materials utilized in the Company's operations generally have been readily available on the open market and in most cases are available from several suppliers. Some materials used in the Company's protective packaging products are reprocessed from scrap generated in the Company's manufacturing operations or obtained through participation in recycling programs. The principal raw materials used in the Company's food and specialty products include polyolefin and other resins and films, paper and wood pulp products and blowing agents used in foam products. The principal raw materials used in the Company's protective packaging products include raw materials similar to those used in its food and specialty products, as well as polyurethane chemicals. The Company also offers a wide variety of specialized packaging equipment, some of which it assembles and some of which it purchases from other suppliers.

PRODUCT DEVELOPMENT

    The Company maintains a continuing effort to develop new products and improvements to its existing products and processes as well as new packaging and non-packaging applications for its products. From time to time the Company also acquires promising new packaging designs or techniques developed by others and commercializes them. Since the Merger, the Company has instituted ongoing programs of joint research and development projects combining the technical capabilities of Cryovac and old Sealed Air. The Company incurred expenses of $56,452,000 related to Company-sponsored research and development in 1999 compared with $57,524,000 during 1998 and $40,675,000 during 1997.

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

EMPLOYEES

    At December 31, 1999, the Company had approximately 15,000 employees worldwide.

ITEM 2. PROPERTIES

    The Company's food and specialty packaging products are produced in 40 manufacturing facilities (15 in North America, 10 in Europe, 5 in Latin America, 9 in the Asia Pacific region, and 1 in South Africa). Protective packaging products are produced in 69 manufacturing facilities (30 in North America, 20 in Europe, 6 in Latin America, 11 in the Asia Pacific region, and 2 in South Africa, including certain small converting facilities). Several of the Company's manufacturing facilities serve both segments. The Company occupies other facilities containing fabricating or converting operations or sales, distribution, technical, warehouse or administrative functions at a number of locations in the United States and in various foreign countries.

    In the United States, the Company's food and specialty products are manufactured at facilities in California, Indiana, Iowa, Mississippi, Missouri, New York, North Carolina, Pennsylvania, South Carolina and Texas. Its protective packaging products are manufactured at facilities in California, Connecticut, Georgia, Illinois, Massachusetts, Mississippi, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Texas and Washington. Because of the light but voluminous nature of the Company's air cellular, polyethylene foam and protective mailer products, significant freight savings may be realized by locating manufacturing facilities for these products near markets. To realize the benefit of such savings, the Company has facilities for manufacturing these products in various locations in proximity to major markets.

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

ITEM 3. LEGAL PROCEEDINGS

    The Company is a party to various lawsuits and administrative and other proceedings incidental to its business, including certain federal or state governmental environmental proceedings or private environmental claims relating to the cleanup of Superfund sites or other sites. While it is often difficult to estimate potential environmental liabilities and the future impact of environmental matters, based upon the information currently available to the Company and its experience in dealing with such matters, the Company believes that its potential liability with respect to such sites is not material. The Company believes, after consulting with counsel, that the disposition of its lawsuits and other legal proceedings, including environmental matters, will not have a material adverse effect on the Company's results of operations or consolidated financial position.

    In connection with the Merger, New Grace retained, and agreed to indemnify and defend the Company against, all liabilities of Grace, whether accruing or occurring before or after the Merger, other than liabilities arising from or relating to Cryovac's operations. As a result, New Grace is obligated to indemnify and defend the Company in a small number of actions raising asbestos-related claims in which the Company has been named as a defendant as the alleged successor to Grace because of the Merger. The Company believes that such claims are without merit as to the Company and intends to defend vigorously these actions. Based upon currently available information, the Company believes that future costs, if any, related to such actions and other indemnified liabilities will not have a material adverse effect on the Company's results of operations or consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The information appearing in the table below sets forth the current position or positions held by each executive officer of the Company, his or her age as of March 15, 2000, the year in which he or she first was elected to the position currently held with the Company or with old Sealed Air (as indicated in the footnote to the table), and the year in which he or she first was elected an officer of the Company or of old Sealed Air (as indicated in the footnote to the table).

    All of the Company's officers serve at the pleasure of the Board of Directors. All officers have been employed by the Company or its subsidiaries for more than five years except for Mr. Van Riper, who was elected Senior Vice President and Chief Financial Officer of the Company effective July 1, 1998. Previously Mr. Van Riper was a partner in the accounting firm of KPMG LLP, which was the independent auditor for old Sealed Air for many years prior to the Merger and has acted as the independent auditor for the Company since the Merger. There are no family relationships among any of the Company's officers or directors.

                      NAME AND                          AGE AS OF      FIRST ELECTED TO    FIRST ELECTED
                  CURRENT POSITION                    MARCH 15, 2000   CURRENT POSITION*    AN OFFICER*
----------------------------------------------------  --------------   -----------------   -------------
William V. Hickey...................................        55               2000                1980
  President, Chief Executive Officer and Director

Leonard R. Byrne....................................        58               1999                1998
  Senior Vice President

Bruce A. Cruikshank.................................        57               1996                1990
  Senior Vice President

Robert A. Pesci.....................................        54               1997                1990
  Senior Vice President

Daniel S. Van Riper.................................        59               1998                1998
  Senior Vice President and Chief Financial Officer

Jonathan B. Baker...................................        47               1994                1994
  Vice President

James A. Bixby......................................        56               1990                1990
  Vice President

Mary A. Coventry....................................        46               1994                1994
  Vice President

Jean-Luc Debry......................................        54               1992                1992
  Vice President

Paul B. Hogan.......................................        60               1995                1995
  Vice President

James P. Mix........................................        48               1994                1994
  Vice President

Manuel Mondragon....................................        50               1999                1999
  Vice President

                      NAME AND                          AGE AS OF      FIRST ELECTED TO    FIRST ELECTED
                  CURRENT POSITION                    MARCH 15, 2000   CURRENT POSITION*    AN OFFICER*
----------------------------------------------------  --------------   -----------------   -------------
J. Stuart K. Prosser................................        54               1999                1999
  Vice President

Abraham N. Reichental...............................        43               1994                1994
  Vice President

Hugh L. Sargant.....................................        51               1999                1999
  Vice President

Horst Tebbe.........................................        59               1998                1986
  Vice President

Alan S. Weinberg....................................        58               1998                1998
  Vice President

Tod S. Christie.....................................        41               1999                1999
  Treasurer

Jeffrey S. Warren...................................        46               1996                1996
  Controller

H. Katherine White..................................        54               1998                1996
  General Counsel and Secretary

------------------------

* Messrs. Byrne, Christie, Mondragon, Prosser, Sargant, Van Riper and Weinberg were first appointed to executive officer positions after the Merger. All other persons listed in the table were executive officers of old Sealed Air prior to the Merger.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information appearing under the caption "Capital Stock Information" in the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    The information appearing under the caption "Selected Financial Data" in the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The information appearing under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information appearing under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition--Quantitative and Qualitative Disclosures about Market Risk" in the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Consolidated Financial Statements and Schedule on page F-2 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Part of the information required in response to this Item is set forth in
Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant," and the balance will be set forth in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders under the captions "Information Concerning Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance." All such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required in response to this Item will be set forth in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders under the captions "Directors' Compensation," "Summary Compensation Table" and "Compensation Committee Interlocks and Insider Participation." Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required in response to this Item will be set forth in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders under the caption "Voting Securities." Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required in response to this Item will be set forth in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders under the caption "Summary Compensation Table." Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS A PART OF THIS ANNUAL REPORT ON FORM 10-K:

    (i) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

    See Index to Consolidated Financial Statements and Schedule on page F-2 of this Annual Report on Form 10-K.

    (ii) EXHIBITS

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
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

    3.1                 Amended and Restated Certificate of Incorporation of the
                        Company as currently in effect. [Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, File No. 1-12139, is incorporated herein by reference.]

    3.2                 Amended and Restated By-Laws of the Company as currently in effect.

    3.3                 Amendments to the By-Laws of the Company, effective
                        November 3, 1999.

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

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
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

   10.10                Sealed Air Corporation Deferred Compensation Program for
                        Cryovac Employees. [Exhibit 10.10 to the Annual Report on
                        Form 10-K for the year ended December 31, 1998, File
                        No. 1-12139, is incorporated herein by reference.]*

   10.11                Form of Contingent Stock Agreement--Officer. [Exhibit 4.5 to
                        the Company's Registration Statement on Form S-8,
                        Registration No. 333-59197, is incorporated herein by
                        reference.]*

   10.12                Form of Contingent Stock Agreement--Section 162(m) Officer.
                        [Exhibit 4.6 to the Company's Registration Statement on
                        Form S-8, Registration No. 333-59197, is incorporated herein by reference.]*

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

   10.16                First Amendment, dated as of March 16, 1999, to Global
                        Revolving Credit Agreement (5-year), among the Company,
                        certain of the Company's subsidiaries as borrowers and
                        guarantors thereunder, ABN AMRO Bank N.V., as Administrative
                        Agent, and certain other banks party thereto. [Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
                        quarter ended March 31, 1999, File No. 1-12139, is
                        incorporated herein by reference.]

   10.17                First Amendment, dated as of March 16, 1999, to Global
                        Revolving Credit Agreement (364-day), among the Company,
                        certain of the Company's subsidiaries as borrowers and
                        guarantors thereunder, ABN AMRO Bank N.V., as Administrative
                        Agent, and certain other banks party thereto. [Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
                        quarter ended March 31, 1999, File No. 1-12139, is
                        incorporated herein by reference.]

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
   10.18                Second Amendment, dated as of June 2, 1999, to Global
                        Revolving Credit Agreement (5-year), among the Company,
                        certain of the Company's subsidiaries as guarantors and/or borrowers thereunder, ABN AMRO Bank N.V., as Administrative
                        Agent, and certain other banks party thereto. [Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
                        quarter ended June 30, 1999, File No. 1-12139, is
                        incorporated herein by reference.]

   10.19                Second Amendment, dated as of June 2, 1999, to Global
                        Revolving Credit Agreement (364-day), among the Company,
                        certain of the Company's subsidiaries as guarantors and/or borrowers thereunder, ABN AMRO Bank N.V., as Administrative
                        Agent, and certain other banks party thereto. [Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
                        quarter ended June 30, 1999, File No. 1-12139, is
                        incorporated herein by reference.]

   10.20                Agreement dated as of April 6, 1999, between the Company and
                        J. Gary Kaenzig, Jr. [Exhibit 10.3 to the Company's
                        Quarterly Report on Form 10-Q for the quarter ended
                        June 30, 1999, File No. 1-12139, is incorporated herein by reference.]*

   10.21 Performance-Based Compensation Program of the Company (as adopted effective for the 2000 fiscal year) subject to stockholder approval at the 2000 Annual Meeting.*

   13                   Portions of the Company's 1999 Annual Report to Stockholders
                        that are incorporated by reference into this Annual Report on Form 10-K.

   21                   Subsidiaries of the Company.

   23.1                 Consent of KPMG LLP.

   23.2                 Consent of PricewaterhouseCoopers LLP

   27                   Financial Data Schedule

------------------------

* Compensatory plan or arrangement of management required to be filed as an exhibit to this report on Form 10-K.

(B) REPORTS ON FORM 8-K:

    The Company did not file any reports on Form 8-K during the fiscal quarter ended December 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       SEALED AIR CORPORATION
                                                       (Registrant)

Date: March 27, 2000                                   By             /s/ WILLIAM V. HICKEY
                                                            -----------------------------------------
                                                                        William V. Hickey
                                                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       President, Chief Executive
              By /s/ WILLIAM V. HICKEY                   Officer and Director
     -------------------------------------------         (Principal Executive         March 27, 2000
                   William V. Hickey                     Officer)

                                                       Senior Vice President and
             By /s/ DANIEL S. VAN RIPER                  Chief Financial Officer
     -------------------------------------------         (Principal Financial         March 27, 2000
                  Daniel S. Van Riper                    Officer)

              By /s/ JEFFREY S. WARREN
     -------------------------------------------       Controller (Principal          March 27, 2000
                   Jeffrey S. Warren                     Accounting Officer)

             By /s/ T. J. DERMOT DUNPHY
     -------------------------------------------       Chairman of the Board and      March 27, 2000
                  T. J. Dermot Dunphy                    Director

                  By /s/ HANK BROWN
     -------------------------------------------       Director                       March 27, 2000
                       Hank Brown

                By /s/ JOHN K. CASTLE
     -------------------------------------------       Director                       March 27, 2000
                     John K. Castle

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
              By /s/ CHRISTOPHER CHENG
     -------------------------------------------       Director                       March 27, 2000
                   Christopher Cheng

              By /s/ LAWRENCE R. CODEY
     -------------------------------------------       Director                       March 27, 2000
                   Lawrence R. Codey

           By /s/ CHARLES F. FARRELL, JR.
     -------------------------------------------       Director                       March 27, 2000
                Charles F. Farrell, Jr.

                By /s/ DAVID FREEMAN
     -------------------------------------------       Director                       March 27, 2000
                     David Freeman

              By /s/ SHIRLEY A. JACKSON
     -------------------------------------------       Director                       March 27, 2000
                   Shirley A. Jackson

              By /s/ VIRGINIA A. KAMSKY
     -------------------------------------------       Director                       March 27, 2000
                   Virginia A. Kamsky

                By /s/ ALAN H. MILLER
     -------------------------------------------       Director                       March 27, 2000
                     Alan H. Miller

                By /s/ JOHN E. PHIPPS
     -------------------------------------------       Director                       March 27, 2000
                     John E. Phipps

                             SEALED AIR CORPORATION
                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                    SEALED AIR CORPORATION AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                PAGE
                                                              --------
Independent Auditors' Reports...............................      *

Financial Statements:
  Consolidated Statements of Earnings for the years ended
    December 31, 1999, 1998 and 1997........................      *
  Consolidated Balance Sheets--December 31, 1999 and 1998...      *
  Consolidated Statements of Equity for the years ended
    December 31, 1999, 1998 and 1997........................      *
  Consolidated Statements of Cash Flows for the years ended
    December 31, 1999, 1998, and 1997.......................      *
  Consolidated Statements of Comprehensive Income for the
    years ended December 31, 1999, 1998 and 1997............      *
  Notes to Consolidated Financial Statements................      *

Independent Auditors' Reports on Schedule...................    F-3
Consolidated Schedule:
II--Valuation and Qualifying Accounts.......................    F-5

------------------------

* The information required appears on pages 26 through 57 of the Company's 1999 Annual Report to Stockholders and is incorporated by reference into this Annual Report on Form 10-K.

    All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors
Sealed Air Corporation:

Under date of January 25, 2000, we reported on the consolidated balance sheets of Sealed Air Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, equity, comprehensive income, and cash flows for the years then ended, as contained in the 1999 Annual Report to Shareholders of Sealed Air Corporation. These consolidated financial statements and our report thereon are incorporated by reference in this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related 1999 and 1998 consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

s/ KPMG LLP

KPMG LLP
Short Hills, New Jersey
January 25, 2000

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Sealed Air Corporation

Our audit of the consolidated financial statements referred to in our report dated February 23, 1998, contained in the 1999 Annual Report to Shareholders of Sealed Air Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule for the year ended December 31, 1997, listed in the Index to Consolidated Financial Statements and Schedule of this Form 10-K. In our opinion, the Financial Statement Schedule for the period referred to above presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

s/PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP
Ft. Lauderdale, Florida
February 23, 1998

SEALED AIR CORPORATION AND SUBSIDIARIES
SCHEDULE II
Valuation and Qualifying Accounts
Years Ended December 31, 1999, 1998 and 1997
(In thousands of dollars)

                                                            ADDITIONS
                                                    -------------------------
                                       BALANCE AT   CHARGED TO     CHARGED                       BALANCE AT
                                       BEGINNING    COSTS AND      TO OTHER                         END
DESCRIPTION                             OF YEAR      EXPENSES    ACCOUNTS (1)   DEDUCTIONS (2)    OF YEAR
-----------                            ----------   ----------   ------------   --------------   ----------
Year ended December 31, 1999
  Allowance for doubtful accounts....    17,945        6,662        1,936           (5,147)        21,396
                                         ======       ======        =====           ======         ======

Year ended December 31, 1998
  Allowance for doubtful accounts....     7,256       11,300        5,539           (6,150)        17,945
                                         ======       ======        =====           ======         ======

Year ended December 31, 1997
  Allowance for doubtful accounts....     5,734        2,695        1,511           (2,684)         7,256
                                         ======       ======        =====           ======         ======

------------------------

(1) In 1998, primarily allowance for doubtful accounts of old Sealed Air acquired on March 31, 1998.

(2) Primarily accounts receivable balances written off.