Form 10-Q
period 2000-03-31
SEALED AIR CORP/DE
filed 2000-05-12
CIK 1012100

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q


            (Mark One)
             ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________to_______


                         Commission file number 1-12139


                             SEALED AIR CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                         65-0654331
-------------------------------                          ---------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                        Identification Number)


Park 80 East
Saddle Brook, New Jersey                                    07663-5291
------------------------                                 ----------------
(Address of Principal                                       (Zip Code)
Executive Offices)


Registrant's telephone number, including area code  (201) 791-7600



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X      NO
   ----       ----


There were 83,639,976 shares of the registrant's common stock, par value $0.10 per share, and 34,002,692 shares of the registrant's Series A convertible preferred stock, par value $0.10 per share, outstanding as of April 28, 2000.

                                     PART I
                              FINANCIAL INFORMATION

                     SEALED AIR CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Earnings
               For the Three Months Ended March 31, 2000 and 1999
                 (In thousands of dollars except per share data)
                                   (Unaudited)


                                                          2000        1999
                                                        --------    --------

    Net sales                                         $  716,588  $  678,937
    Cost of sales                                        458,599     433,239
                                                        --------    --------
    Gross profit                                         257,989     245,698
    Marketing, administrative and
     development expenses                                129,758     128,614
    Goodwill amortization                                 12,310      12,251
                                                        --------    --------
    Operating profit                                     115,921     104,833
    Other income (expense):
     Interest expense                                    (13,088)    (14,719)
     Other, net                                           (1,946)     (2,164)
                                                        --------    --------
       Other expense, net                                (15,034)    (16,883)
                                                        --------    --------
    Earnings before income taxes                         100,887      87,950
    Income taxes                                          45,904      41,336
                                                        --------    --------
    Net earnings                                       $  54,983   $  46,614
                                                        ========    ========
    Less: Series A preferred stock dividends              17,097      17,910
    Add:  Excess of book value over repurchase
            price of Series A preferred stock              2,779          10
                                                        --------    --------
    Net earnings ascribed to common shareholders       $  40,665   $  28,714
                                                        ========    ========
    Earnings per common share (See Note 3):
       Basic                                           $    0.49   $    0.34
                                                        ========    ========
       Diluted                                         $    0.45   $    0.34
                                                        ========    ========
    Weighted average number of common shares
      outstanding: (000)
       Basic                                              83,629      83,364
                                                        ========    ========
       Diluted                                            84,382      83,496
                                                        ========    ========


See accompanying notes to consolidated financial statements.

                     SEALED AIR CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 2000 and December 31, 1999
                   (In thousands of dollars except share data)



                                                       March 31,
                                                         2000      December 31,
                                                     (Unaudited)      1999
                                                     ------------ -------------
 ASSETS
 ------

 Current assets:

 Cash and cash equivalents                           $    17,721 $    13,672
 Notes and accounts receivable, net of allowances
   for doubtful accounts of $21,271 in 2000 and
   $21,396 in 1999                                       473,055     470,046
 Inventories                                             265,675     245,934
 Other current assets                                     74,534      73,572
                                                      ----------   ---------
   Total current assets                                  830,985     803,224
                                                      ----------   ---------
 Property and equipment:
   Land and buildings                                    425,765     426,460
   Machinery and equipment                             1,356,672   1,364,454
   Other property and equipment                          111,484     115,111
   Construction in progress                               50,442      40,106
                                                       ---------   ---------
                                                       1,944,363   1,946,131
 Less accumulated depreciation and amortization          937,915     922,722
                                                       ---------   ---------
   Property and equipment, net                         1,006,448   1,023,409
                                                       ---------   ---------
 Goodwill, less accumulated amortization of
   $96,256 in 2000 and $84,699 in 1999                 1,857,843   1,859,958
 Other assets                                            176,718     168,642
                                                       ---------   ---------
   Total assets                                      $ 3,871,994 $ 3,855,233
                                                       =========   =========


See accompanying notes to consolidated financial statements.

                     SEALED AIR CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                March 31, 2000 and December 31, 1999 (Continued)
                   (In thousands of dollars except share data)


                                                        March 31,
                                                          2000      December 31,
                                                      (Unaudited)      1999
                                                     ------------ --------------
LIABILITIES, CONVERTIBLE PREFERRED STOCK &
  SHAREHOLDERS' EQUITY

  Current Liabilities:
    Short-term borrowings                            $   129,348  $  152,653
    Current portion of long-term debt                      6,495       6,908
    Accounts payable                                     173,024     175,166
    Other current liabilities                            195,680     216,487
    Income taxes payable                                  66,838      30,880
                                                       ---------   ---------
      Total current liabilities                          571,385     582,094
  Long-term debt, less current portion                   706,902     665,116
  Deferred income taxes                                  212,659     214,906
  Other liabilities                                       77,881      80,425
                                                       ---------   ---------
      Total liabilities                                1,568,827   1,542,541
                                                       ---------   ---------

Authorized 50,000,000 preferred shares.
     Series A convertible preferred
     stock, $50.00 per share redemption
     value, authorized 36,021,851 shares
     in 2000 and 1999, issued 36,015,291
     shares in 2000 and 36,015,645
     shares in 1999, including 1,987,149
     shares in 2000 and 782,400 shares
     in 1999 in treasury, mandatory
     redemption in 2018                                1,701,407   1,761,662

Shareholders' equity:
     Common stock, $.10 par value. Authorized
       400,000,000 shares, issued
       84,153,371 shares in 2000 and
       84,135,255 shares in 1999                           8,415       8,413
    Additional paid-in capital                           636,578     632,230
    Retained earnings                                    169,959     132,073
    Accumulated translation adjustment                  (168,916)   (171,521)
                                                       ---------   ---------
                                                         646,036     601,195
                                                       ---------   ---------
    Less:  Deferred compensation                          19,870      24,511
    Less:  Cost of treasury common stock,
           495,296 shares  in 2000 and
           535,356 shares in 1999                         22,404      23,652
    Less:  Minimum pension liability                       2,002       2,002
                                                       ---------   ---------
      Total shareholders' equity                         601,760     551,030
                                                       ---------   ---------
      Total liabilities, preferred stock
           and shareholders' equity                  $ 3,871,994 $ 3,855,233
                                                       =========   =========

See accompanying notes to consolidated financial statements.

                     SEALED AIR CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2000 and 1999
                            (In thousands of dollars)
                                   (Unaudited)
                                                          2000         1999
                                                       ----------   ---------
Cash flows from operating activities:
  Net earnings                                        $   54,983   $  46,614
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                       55,091      55,787
      Amortization of bond discount                           82        --
      Deferred tax provision (benefit)                     2,953      (1,401)
      Net loss (gain) on disposals of fixed assets            63        (292)
 Changes in operating assets and liabilities,
   net of businesses acquired:
        Notes and accounts receivable                    (12,211)    (11,368)
        Inventories                                      (20,548)     (2,511)
        Other current assets                              (1,584)         33
        Other assets                                        (922)     (1,451)
        Accounts payable                                   1,440      (6,608)
        Other current liabilities                         29,812      (2,461)
        Other liabilities                                   (773)     (3,351)
                                                       ---------- -----------
    Net cash provided by operating activities            108,386      72,991
                                                       ---------- ----------
Cash flows from investing activities:
  Capital expenditures for property and equipment        (23,867)    (16,943)
  Proceeds from sales of property and equipment              296         861
  Businesses acquired in purchase transactions,
    net of cash acquired                                 (27,542)         --
                                                       ----------   --------
    Net cash used in investing activities                (51,113)    (16,082)
                                                       ---------- ----------
Cash flows from financing activities:
  Proceeds from long-term debt                           101,221       2,753
  Payment of long-term debt                              (46,385)   (191,517)
  Dividends paid on preferred stock                      (17,791)    (17,911)
  Purchase of treasury common stock                      (14,145)         --
  Purchase of treasury preferred stock                   (57,458)     (1,240)
  Proceeds from stock option exercises                       233          --
  (Payments of) net proceeds from short-term
     borrowings                                          (19,988)    193,181
                                                       ----------  ---------
    Net cash used in financing activities                (54,313)    (14,734)
                                                       ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents                                              1,089      (1,881)
                                                       ---------   ---------
Cash and cash equivalents:

  Increase during the period                               4,049      40,294
  Balance, beginning of period                            13,672      44,986
                                                       ---------   ---------
  Balance, end of period                              $   17,721  $   85,280
                                                       =========   =========


See accompanying notes to consolidated financial statements.

                     SEALED AIR CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
         For the Three Months Ended March 31, 2000 and 1999 (Continued)
                            (In thousands of dollars)
                                   (Unaudited)

                                                          2000       1999
                                                       ---------   ---------
Supplemental Cash Flow Items:
  Interest payments, net of amounts capitalized        $   6,104   $  17,303
                                                        ========    ========
  Income tax payments                                  $  17,304   $   2,626
                                                        ========    ========
  Non-Cash Items:
  Issuance of shares of common stock to the
         profit-sharing plan                           $  13,877   $   8,796
                                                        ========    ========


See accompanying notes to consolidated financial statements.

                     SEALED AIR CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
               For the Three Months Ended March 31, 2000 and 1999
                            (In thousands of dollars)
                                   (Unaudited)




                                                          Three Months Ended
                                                               March 31,
                                                        ---------------------
                                                           2000        1999
                                                        -----------  --------

Net earnings                                            $ 54,983    $ 46,614
Other comprehensive income:
   Foreign currency translation adjustments                2,605     (40,679)
                                                         -------    --------
Comprehensive income                                    $ 57,588    $  5,935
                                                         =======     =======


See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2000 and 1999
(Amounts in thousands, except per share data)
(Unaudited)


(1)  Basis of Consolidation

The consolidated financial statements include the accounts of Sealed Air Corporation and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position and results of operations for the quarter ended March 31, 2000 have been made. The consolidated statement of earnings for the quarter ended March 31, 2000 is not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts, including segment information, have been reclassified to conform to the current year's presentation.

(2)   Equity

The outstanding Series A preferred stock is convertible at any time into approximately 0.885 share of common stock for each share of preferred stock, votes with the common stock on an as-converted basis, pays a cash dividend, as declared by the Board of Directors, at an annual rate of $2.00 per share, payable quarterly in arrears, becomes redeemable at the option of the Company beginning March 31, 2001, subject to certain conditions, and is subject to mandatory redemption on March 31, 2018 at $50 per share, plus any accrued and unpaid dividends. Because it is subject to mandatory redemption, the Series A convertible preferred stock is classified outside of the shareholders' equity section of the consolidated balance sheet.

(3) Earnings Per Common Share

The following table sets forth the reconciliation of the basic and diluted earnings per common share computations for the quarters ended March 31, 2000 and 1999.


                                                          Quarter ended
                                                             March 31,
                                                       ---------------------
                                                          2000        1999
                                                       ---------   ---------
Basic EPS:

Numerator
---------
Net earnings                                           $  54,983   $  46,614
Add: Excess of book value over repurchase
     price of preferred stock                              2,779          10
Less: Preferred stock dividends                           17,097      17,910
                                                       ---------   ---------
Earnings ascribed to common shareholders               $  40,665   $  28,714
                                                       =========   =========

Denominator
-----------
Weighted average common shares
  outstanding - basic                                     83,629      83,364
                                                       ---------   ---------
Basic earnings per common share(1)                     $    0.49   $    0.34
                                                       =========   =========

Diluted EPS:

Numerator
---------
Earnings ascribed to common shareholders               $  40,665   $  28,714
Less: Excess of book value over repurchase
      price of preferred stock                             2,779          --
Add: Dividends associated with repurchased
     preferred stock                                          71          --
                                                       ---------   ---------
Earnings ascribed to common shareholders               $  37,957   $  28,714
                                                       =========   =========

Denominator
-----------
Weighted average common shares outstanding - basic        83,629      83,364
Effect of assumed exercise of options                        120         132
Effect of conversion of repurchased preferred stock          633          --
                                                       ---------   ---------
Weighted average common shares outstanding - diluted      84,382      83,496
                                                       ---------   ---------
Diluted earnings per common share(2)                   $    0.45   $    0.34
                                                       =========   =========
----------

(1) The basic earnings per common share calculation for the quarter ended March 31, 2000 includes a $0.03 per share gain attributable to the repurchase of preferred stock. Such gain is not included in the calculation of diluted earnings per common share for the quarter ended March 31, 2000. The gain attributable to the repurchase of preferred stock was not significant in the 1999 period.

(2) For the purpose of calculating diluted earnings per common share, net earnings ascribed to common shareholders have been adjusted to exclude the gain attributable to the repurchase of preferred stock and to add back dividends attributable to such repurchased preferred stock in each period, and the weighted average common shares outstanding have been adjusted to assume conversion of the shares of preferred stock repurchased during each period in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force D-53 guidance.

(4)  Inventories

At March 31, 2000 and December 31, 1999, the components of inventories by major classification (raw materials, work in process and finished goods) were as follows:

                                                       March 31,  December 31,
                                                         2000        1999
                                                     -----------  ------------

         Raw materials                               $    62,674  $   60,596
         Work in process                                  46,126      43,021
         Finished goods                                  174,516     157,341
                                                     -----------  ----------
            Subtotal                                     283,316     260,958
            Reduction of certain
              inventories to LIFO basis                  (17,641)    (15,024)
                                                     -----------   ----------
         Total inventories                           $   265,675  $  245,934
                                                      ==========   =========

(5)  Income Taxes

The Company's effective income tax rates were 45.5% and 47.0% for the first quarters of 2000 and 1999, respectively. These rates are higher than the statutory U.S. federal income tax rate primarily due to the non-deductibility of goodwill amortization.

(6) Debt

At March 31, 2000 and December 31, 1999, debt consisted primarily of borrowings that were made under the Credit Agreements described below, the 10-year 6.95% senior notes due May 2009 (the "Senior Notes"), the 7-year 5.625% euro notes due July 2006 (the "Euro Notes") and certain other loans.

The Company's two principal credit agreements (the "Credit Agreements") are a 5-year revolving credit facility that expires on March 30, 2003 (included in long-term debt) and a 364-day revolving credit facility that was renewed during the first quarter of 2000 for an additional period that expires on March 26, 2001 (included in short-term borrowings). During the first quarter of 2000, the Company voluntarily reduced the amounts available under the Credit Agreements to $900,000 in the aggregate. As of March 31, 2000 and December 31, 1999, outstanding borrowings were $214,030 and $160,978, respectively, under the 5-year revolving credit facility and $6,680 and $38,342, respectively, under the 364-day revolving credit facility. The Credit Agreements provide that the Company and certain of its subsidiaries may borrow for various purposes, including the refinancing of existing debt, the provision of working capital and other general corporate needs, including acquisitions and capital expenditures. Amounts repaid under the Credit Agreements may be reborrowed from time to time. As of March 31, 2000, facility fees were payable on the total amounts available under the Credit Agreements and amounted to 0.095% and 0.100% per annum under the 5-year revolving credit facility and the 364-day revolving credit facility, respectively.

The Company's obligations under the Credit Agreements bear interest at floating rates. The weighted average interest rate under the Credit Agreements was approximately 6.0% at March 31, 2000 and December 31, 1999. The Company had certain interest rate and currency swaps outstanding at March 31, 2000 and December 31, 1999, related to its obligations under the Credit Agreements. These agreements had the effect of adjusting the interest rates on a portion of such debt. The weighted average interest rate at March 31, 2000 and December 31, 1999 did not change significantly as a result of these derivative financial instruments.

At March 31, 2000, the Company was party to interest rate swaps with an aggregate notional amount of approximately $148,000 with various expiration dates through November 2004 compared to forward-starting interest rate swaps with an aggregate notional amount of approximately $151,000 with various expiration dates through November 2004 at December 31, 1999. The interest rate swaps outstanding as of March 31, 2000 and December 31, 1999 had the effect of converting a portion of the Company's fixed rate debt to variable rate debt at U.S. denominated rates which ranged from 6.2% to 6.5% at March 31, 2000 and December 31, 1999, and euro denominated rates which ranged from 3.7% to 4.4% at March 31, 2000 and 3.8% to 4.4% at December 31, 1999.

The Credit Agreements provide for changes in borrowing margins based on financial criteria and the Company's senior unsecured debt ratings. The Credit Agreements, Senior Notes and Euro Notes impose certain limitations on the operations of the Company and certain of its subsidiaries. The Company was in compliance with these requirements as of March 31, 2000.

(7) Restructuring and Other Charges

The Company's restructuring reserve, which arose primarily out of a restructuring undertaken by the Company during the third quarter of 1998, amounted to $3,400 at March 31, 2000 and $4,996 at December 31, 1999. The components of the restructuring charges, spending and other activity through March 31, 2000 and the remaining reserve balance at March 31, 2000 were as follows:

                                            Employee                    Contract
                                           Termination  Plant/Office  Termination
                                              Costs       Closures        Costs     Total
                                          ------------  ------------  ------------  -------
Restructuring provision recorded in 1998    $ 39,848     $  2,291      $  1,150  $ 43,289
Payments during 1998                         (14,486)        (729)       (1,150)  (16,365)
                                            --------     --------      --------  --------
Restructuring reserve at December 31, 1998    25,362        1,562           -      26,924
Payments during 1999                         (21,392)        (536)          -     (21,928)
                                            --------     --------      --------  --------
Restructuring reserve at December 31, 1999     3,970        1,026           -       4,996
Payments during 2000                          (1,484)        (112)          -      (1,596)
                                            --------     --------      --------  --------
Restructuring reserve at March 31, 2000     $  2,486     $    914      $    -    $  3,400
                                            ========     ========      ========  ========

The cash outlays include primarily severance and other personnel-related costs, costs of terminating leases, and facilities and equipment disposition costs. As of September 30, 1998, in connection with the restructuring, the Company was eliminating approximately 750 positions or approximately 5% of its workforce, of which 746 positions have been eliminated as of March 31, 2000. All restructuring actions were substantially completed as of March 31, 2000, and the remaining reserves of $3,400 are related principally to outstanding employee severances and lease termination costs that are expected to be completed during 2000 and to a limited extent in later years.

(8) Business Segment Information

The Company operates in two reportable business segments: (i) Food Packaging and
(ii) Protective and Specialty Packaging. The Food Packaging segment comprises primarily the Company's Cryovac(R) food packaging products. The Protective and Specialty Packaging segment includes the aggregation of the Company's packaging products, engineered products and specialty products, all of which products are principally for non-food applications.

The Food Packaging segment includes flexible materials and related systems (shrink film products, laminated films and packaging systems marketed primarily under the Cryovac(R) trademark for a broad range of perishable foods). This segment also includes rigid packaging and absorbent pads (absorbent pads used for the packaging of meat, fish and poultry, foam trays for supermarkets and food processors, and rigid plastic containers for dairy and other food products).

The Protective and Specialty Packaging segment includes cushioning and surface protection products (including air cellular cushioning materials, films for non-food applications, polyurethane foam packaging systems sold under the Instapak(R) trademark, polyethylene foam sheets and planks, a comprehensive line of protective and durable mailers and bags, certain paper-based protective packaging materials, suspension and retention packaging, and packaging systems) and other products (principally specialty adhesive products).

                                                       Quarter Ended
                                                         March 31,
                                             -----------------------------------
                                                   2000                1999
                                             ------------------- ---------------
Net Sales
     Food Packaging                           $   429,401        $    419,693
     Protective and Specialty Packaging           287,187             259,244
                                              -----------        ------------
     Total segments                           $   716,588        $    678,937
                                              ===========        ============
Operating profit
     Food Packaging                           $    69,407        $     66,904
     Protective and Specialty Packaging            63,285              54,213
                                              -----------        ------------
     Total segments                               132,692             121,117

     Corporate operating expenses
       (including goodwill
       amortization of $12,310 and
       $12,251 in 2000 and
       1999, respectively)                        (16,771)            (16,284)
                                              -----------        ------------
     Total                                    $   115,921        $    104,833
                                              ===========        ============

                                                       Quarter Ended
                                                         March 31,
                                             -----------------------------------
                                                   2000                1999
                                             ------------------- ---------------
Depreciation and amortization
     Food Packaging                           $    27,595        $     27,878
     Protective and Specialty Packaging            14,738              15,385
                                              -----------        ------------
     Total segments                                42,333              43,263
     Corporate (including goodwill
     amortization)                                 12,758              12,524
                                              -----------        ------------
     Total                                    $    55,091        $     55,787
                                              ===========        ============

(9) Acquisitions

During the first quarter of 2000, the Company made two small acquisitions. These transactions, which were effected in exchange for cash in the aggregate amount of approximately $27,542, were accounted for as purchases and were not material to the Company's consolidated financial statements.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Results of Operations

     Net sales increased 6% to $716,588,000, compared with net sales of $678,937,000 for the first quarter of 1999, primarily due to higher unit volume, partially offset by the negative effect of foreign currency translation.

     The Company's net sales were affected by the continued weakness of foreign currencies compared with the U.S. dollar, particularly in Europe and Latin America. Excluding the negative effect of foreign currency translation, net sales would have increased 9% compared with the first quarter of 1999.

     Net sales from domestic operations increased approximately 8% compared with the first quarter of 1999, primarily due to increased unit volume. Net sales from foreign operations, which represented approximately 46% and 47% of the Company's total net sales in the first quarters of 2000 and 1999, respectively, increased approximately 3% compared with the first quarter of 1999, primarily due to increased unit volume and, to a lesser extent, the added net sales of several small acquired businesses, which more than offset the negative effect of foreign currency translation.

     Net sales of the Company's food packaging products segment, which consist primarily of the Company's Cryovac(R) food packaging products and Dri-Loc(R) absorbent pads, increased approximately 2% compared with the first quarter of 1999. This increase was due primarily to increased unit volume partially offset by the negative effect of foreign currency translation. Excluding the negative effect of foreign currency translation, net sales of this segment would have increased 6% compared with the first quarter of 1999.

     Net sales of the Company's protective and specialty packaging segment, which consist primarily of Cryovac(R) industrial and consumer packaging, Instapak(R) chemicals and equipment, air cellular and polyethylene foam surface protection and cushioning materials and protective and durable mailers and bags, increased 11% compared with the first quarter of 1999 primarily due to higher unit volume and, to a lesser extent, the added net sales of several small acquired businesses. Excluding the negative effect of foreign currency translation, net sales of this segment would have increased 14%.

     Gross profit increased to $257,989,000 or 36.0% of net sales from $245,698,000 or 36.2% of net sales for the first quarter of 1999. The increase in gross profit compared to the first quarter of 1999 was due primarily to the higher level of net sales. Certain higher raw material costs resulted in the decline in gross profit as a percentage of net sales compared to the first quarter of 1999.

     Marketing, administrative and development expenses and goodwill amortization remained relatively flat compared to the first quarter of 1999. Such expenses declined to 19.8% of net sales compared to 20.7% for the first quarter of 1999. As in the first quarter of

1999, the Company continued to incur information system costs related to the implementation of its enterprise resource planning system.

     The decrease in other expense, net, consisting primarily of interest expense, was primarily due to the lower level of debt outstanding compared to the first quarter of 1999.

     The Company's effective income tax rate was 45.5% compared with 47.0% for the first quarter of 1999. These rates are higher than the Company's applicable statutory rates primarily due to the non-deductibility for tax purposes of goodwill amortization. The Company expects that its effective tax rate will remain higher than statutory rates for 2000.

     As a result of the above, net earnings increased to $54,983,000 for the first quarter of 2000 compared to $46,614,000 for the 1999 period.

     Basic and diluted earnings per common share were $0.49 and $0.45, respectively, compared with basic and diluted earnings per common share of $0.34 for the first quarter of 1999. The basic earnings per common share calculation for the quarter ended March 31, 2000 includes a $0.03 per share gain attributable to the repurchase of preferred stock. Such gain is not included in the calculation of diluted earnings per common share. The diluted earnings per common share for the quarter ended March 31, 2000 is calculated assuming the conversion of the shares of preferred stock repurchased during the period in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force D-53 guidance. The effect of the conversion of the Company's outstanding convertible preferred stock is not considered in the calculation of diluted earnings per common share in the first quarters of 2000 and 1999 because it would be antidilutive.

Liquidity and Capital Resources

     The Company's principal sources of liquidity are cash flows from operations and amounts available under the Company's existing lines of credit, including principally the Credit Agreements mentioned below.

     Net cash provided by operating activities increased to $108,386,000 from $72,991,000 in the first quarter of 1999. The increase in operating cash flows in the first quarter of 2000 was primarily due to increased net earnings and changes in operating assets and liabilities in the ordinary course of business.

     Net cash used in investing activities amounted to $51,113,000 compared to $16,082,000 in the first quarter of 1999. The increase in the first quarter of 2000 was primarily due to $27,542,000 of cash used for businesses acquired in the 2000 period and to a higher level of capital expenditures in the first quarter of 2000. Capital expenditures were $23,867,000 for the first quarter of 2000 and $16,943,000 for the 1999 period. The Company currently anticipates that capital expenditures for the full year of 2000 will be in the range of $125,000,000 to $150,000,000.

     Net cash used in financing activities amounted to $54,313,000 compared to $14,734,000 in the first quarter of 1999. The increase in net cash used in financing activities in the first quarter of 2000 reflected primarily a higher level of purchases of treasury stock, offset in part by a higher level of net proceeds from borrowings.

     At March 31, 2000, the Company had working capital of $259,600,000, or 7% of total assets, compared to working capital of $221,130,000, or 6% of total assets, at December 31, 1999. Total current assets increased primarily due to increased inventory levels. Total current liabilities decreased due primarily to a decrease in short-term borrowings arising out of the replacement of certain borrowings made under the 364-day revolving credit facility with borrowings under the 5-year revolving credit facility and a decrease in other current liabilities (which related primarily to accrued payroll) due to the timing of cash payments, partially offset by an increase in income taxes payable.

     The Company's ratio of current assets to current liabilities (current ratio) was 1.5 at March 31, 2000 and 1.4 at December 31, 1999. The Company's ratio of current assets less inventory to current liabilities (quick ratio) was
1.0 at March 31, 2000 and December 31, 1999. The change in the current ratio in 2000 resulted primarily from the changes in working capital discussed above.

     At March 31, 2000 and December 31, 1999, debt consisted primarily of borrowings that were made under the Credit Agreements described below, the 10-year 6.95% senior notes due May 2009 (the "Senior Notes"), the 7-year 5.625% euro notes due July 2006 (the "Euro Notes") and certain other loans.

     The Company's two principal Credit Agreements (the "Credit Agreements") are a 5-year revolving credit facility that expires on March 30, 2003 (included in long-term debt) and a 364-day revolving credit facility that was renewed during the first quarter of 2000 for an additional period that expires on March 26, 2001 (included in short-term borrowings). During the first quarter of 2000, the Company voluntarily reduced the amounts available under the Credit Agreements to $900,000,000 in the aggregate. As of March 31, 2000 and December 31, 1999, outstanding borrowings were $214,030,000 and $160,978,000, respectively, under the 5-year revolving credit facility and $6,680,000 and $38,342,000, respectively, under the 364-day revolving credit facility. The Credit Agreements provide that the Company and certain of its subsidiaries may borrow for various purposes, including the refinancing of existing debt, the provision of working capital and other general corporate needs, including acquisitions and capital expenditures. Amounts repaid under the Credit Agreements may be reborrowed from time to time. As of March 31, 2000, facility fees were payable on the total amounts available under the Credit Agreements and amounted to 0.095% and 0.100% per annum under the 5-year revolving credit facility and the 364-day revolving credit facility, respectively.

     The Company's obligations under the Credit Agreements bear interest at floating rates. The weighted average interest rate under the Credit Agreements was approximately 6.0% at March 31, 2000 and December 31, 1999. The Company had certain interest rate and currency swaps outstanding at March 31, 2000 and December 31, 1999, related to its obligations under the Credit Agreements. These agreements had the effect of adjusting the interest rates on a portion of such debt. The weighted average interest rate at March 31, 2000 and December

31, 1999 did not change significantly as a result of these derivative financial instruments.

     At March 31, 2000, the Company was party to interest rate swaps with an aggregate notional amount of approximately $148,000,000 with various expiration dates through November 2004 compared to forward-starting interest rate swaps with an aggregate notional amount of approximately $151,000,000 with various expiration dates through November 2004 at December 31, 1999. The interest rate swaps outstanding as of March 31, 2000 and December 31, 1999 had the effect of converting a portion of the Company's fixed rate debt to variable rate debt at U.S. denominated rates which ranged from 6.2% to 6.5% at March 31, 2000 and December 31, 1999, and euro denominated rates which ranged from 3.7% to 4.4% at March 31, 2000 and 3.8% to 4.4% at December 31, 1999.

     The Credit Agreements provide for changes in borrowing margins based on financial criteria and the Company's senior unsecured debt ratings. The Credit Agreements, Senior Notes and Euro Notes impose certain limitations on the operations of the Company and certain of its subsidiaries. The Company was in compliance with these requirements as of March 31, 2000.

     At March 31, 2000, the Company had available lines of credit, including those available under the Credit Agreements, of approximately $1.1 billion of which approximately $800 million were unused.

     The Company's shareholders' equity was $601,760,000 at March 31, 2000 compared to $551,030,000 at December 31, 1999. Shareholders' equity increased in the first quarter of 2000 primarily due to net earnings of $54,983,000 partially offset by preferred stock dividends of $17,097,000.

Other Matters

Quantitative and Qualitative Disclosures about Market Risk

     For a discussion of market risks at December 31, 1999, refer to "Management's Discussion and Analysis of Results of Operations and Financial Condition - Quantitative and Qualitative Disclosures about Market Risk" in the Company's 1999 Annual Report to Stockholders for the year ended December 31, 1999.

     The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates, which may adversely affect its results of operations and financial condition. The Company seeks to minimize these risks through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company does not purchase, hold or sell derivative financial instruments for trading purposes.

Interest Rates

     The Company uses interest rate swaps to manage its exposure to fluctuations in interest rates. The Company also uses interest rate collars to reduce its exposure to fluctuations in the rate of interest by limiting interest rates to a given range. At March 31, 2000, the Company had interest rate swaps that had the effect of converting a portion of the Company's fixed rate debt to variable rate debt, and an interest rate collar agreement, maturing at various dates through November 2004, with a combined aggregate notional amount of approximately $156,000,000 compared with forward-starting interest rate swaps and an interest rate collar agreement with a combined aggregate notional amount of approximately $159,000,000 at December 31, 1999.

     At March 31, 2000, the carrying value of the Company's total debt was $842,745,000, of which $491,758,000 was fixed rate debt. At December 31, 1999, the carrying value of the Company's total debt was $824,677,000 of which $502,244,000 was fixed rate debt.

Foreign Exchange Contracts

     The Company uses interest rate and currency swaps to limit foreign exchange exposure and limit or adjust interest rate exposure by swapping certain borrowings in U.S. dollars for borrowings denominated in foreign currencies. At March 31, 2000 and December 31, 1999, the Company had interest rate and currency swap agreements, maturing through March 2002, with an aggregate notional amount of approximately $5,000,000.

     The Company uses foreign currency forwards to fix the amount payable on certain transactions denominated in foreign currencies. At March 31, 2000, the Company had foreign currency forward agreements, maturing through December 2000, with an aggregate notional amount of approximately $9,000,000. At December 31, 1999, the Company did not have any material foreign currency forward contracts outstanding.

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

     In 1998, the Company established plans to address the systems and business issues raised by the euro currency conversion. These issues include, among others, (a) the need to adapt computer, accounting and other business systems and equipment to accommodate euro-denominated transactions, (b) the need to modify banking and cash management systems in order to be able to handle payments between customers and suppliers in legacy currencies and euros between 1999 and 2002, (c) the requirement to change the base statutory and reporting currency of each subsidiary in the participating countries into euros during the transition period, (d) the foreign currency exposure changes resulting from the alignment of the legacy currencies into the euro, and (e) the identification of material contracts and sales agreements whose contractual stated currency will need to be converted into euros.

     The Company believes that it will be euro compliant by January 1, 2002. The Company has implemented plans to accommodate euro-denominated transactions and to handle euro payments with third party customers and suppliers in the participating countries. The Company plans to meet the requirement to convert statutory and reporting currencies to the euro by acquiring and installing new financial software systems. If there are delays in such installation, the Company plans to pursue alternate means to convert statutory and reporting currencies to the euro by 2002. The Company believes that its foreign currency exposures have been reduced as a result of the alignment of legacy currencies. The Company believes that all material contracts and sales agreements requiring conversion will be converted to euros prior to January 1, 2002.

     Although additional costs are expected to result from the implementation of the Company's plans, the Company also expects to achieve benefits in its treasury and procurement areas as a result of the elimination of the legacy currencies. Since the Company has operations in each of its business segments in the participating countries, each of its business segments will be affected by the conversion process. However, the Company expects that the total impact of all strategic and operational issues related to the euro conversion and the cost of implementing its plans for the euro conversion will not have a material adverse impact on its consolidated financial condition, results of operations or reportable segments.

Recently Issued Statements of Financial Accounting Standards

    In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This Statement defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, which the Company expects to adopt beginning January 1, 2001, establishes accounting and operating standards for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts. The Company is reviewing the potential impact, if any, of SFAS No. 133 on its Consolidated Financial Statements.

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

     While the Company is not aware that any of the factors listed below will adversely affect the future performance of the Company, the Company recognizes that it is subject to a number of uncertainties, such as business and market conditions in Asia, Latin America and other geographic areas around the world, changes in the value of foreign currencies against the U.S. dollar, the success of certain information systems projects, general economic, business and market conditions, conditions in the industries and markets that use the Company's packaging materials and systems, the development and success of new products, the Company's success in entering new markets and acquiring new businesses, the timing of capital expenditures, competitive factors, raw material availability and pricing, changes in the Company's relationship with customers and suppliers, future litigation and claims

(including environmental matters) involving the Company, changes in domestic or foreign laws or regulations, or difficulties related to the euro conversion.

                                     PART II

                                OTHER INFORMATION


     Item 2.      Changes in Securities and Use of Proceeds.

                  In March 2000, the Company issued 285,378 shares of its common stock, par value $0.10 per share ("Common Stock"), to the Profit-Sharing Plan of the Company as part of its 1999 contribution to the Profit-Sharing Plan. The issuance of such shares to the Profit-Sharing Plan was not registered under the Securities Act of 1933, as amended (the "Securities Act"), because such transaction did not involve an "offer" or "sale" of securities under Section 2(3) of the Securities Act.

                  In February 2000 and August 1999, the Company issued an aggregate of 110,000 shares of Common Stock to consultants providing services to the Company. The issuances of such shares were not registered under the Securities Act because the transactions were exempt under Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

     Item 6.      Exhibits and Reports on Form 8-K.

                    (a) Exhibits

     Exhibit Number                 Description

     10.1 Third Amendment, dated as of March 24, 2000, to Global Revolving Credit Agreement (364-Day), among the Company, certain of the Company's subsidiaries as borrowers and guarantors thereunder, ABN AMRO
                           Bank N.V., as Administrative Agent,
                           and certain other banks party
                           thereto.

     10.2                  Consulting Agreement, dated as of
                           February 29, 2000, between the
                           Company and T. J. Dermot Dunphy

     27                    Financial Data Schedule.

                    (b) Reports on Form 8-K.

           The Company did not file any reports on Form 8-K during the fiscal quarter ended March 31, 2000.

                                   Signatures

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SEALED AIR CORPORATION
                                           (Registrant)

             Date:  May 12, 2000           By /s/ Jeffrey S. Warren
                                             ----------------------
                                             Jeffrey S. Warren
                                             Controller
                                             (Authorized Executive Officer
                                             and Chief Accounting Officer)