Form 10-Q
period 2000-06-30
SEALED AIR CORP/DE
filed 2000-08-11
CIK 1012100

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q


             (Mark One)
             ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________to_______


                         Commission file number 1-12139



                             SEALED AIR CORPORATION
             (Exact name of registrant as specified in its charter)


                Delaware                                    65-0654331
     -------------------------------                  ----------------------
     (State or Other Jurisdiction of                  (I.R.S. Employer
     Incorporation or Organization)                   Identification Number)


     Park 80 East
     Saddle Brook, New Jersey                               07663-5291
     ------------------------                               ----------
     (Address of Principal                                  (Zip Code)
     Executive Offices)


Registrant's telephone number, including area code  (201) 791-7600



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
   ----    ----


There were 83,760,124 shares of the registrant's common stock, par value $0.10 per share, and 32,213,335 shares of the registrant's Series A convertible preferred stock, par value $0.10 per share, outstanding as of July 31, 2000.


================================================================================


                                          PART I
                                   FINANCIAL INFORMATION
                                   ---------------------
                          SEALED AIR CORPORATION AND SUBSIDIARIES
                            Consolidated Statements of Earnings
                 For the Three and Six Months Ended June 30, 2000 and 1999
                      (In thousands of dollars except per share data)
                                        (Unaudited)


                                                  For the                       For the
                                             Three Months Ended             Six Months Ended
                                                  June 30                       June 30
                                              2000         1999             2000        1999
                                            ---------   ---------         ---------  ---------
    Net sales                                $731,542    $695,121        $1,448,130  $1,374,058

    Cost of sales                             477,569     441,541           936,168     874,780
                                            ---------   ---------        ----------   ---------

    Gross profit                              253,973     253,580           511,962     499,278

    Marketing, administrative
     and development expenses                 129,226     131,969           258,984     260,583

    Goodwill amortization                      12,381      12,331            24,691      24,582
                                            ---------   ---------        ----------    --------

    Operating profit                          112,366     109,280           228,287     214,113

    Other income (expense):
     Interest expense                         (13,923)    (14,738)          (27,011)    (29,457)
     Other, net                                   329       1,143            (1,617)     (1,021)
                                            ---------   ---------        ----------   ---------
       Other expense, net                     (13,594)    (13,595)          (28,628)    (30,478)
                                            ---------   ---------        ----------   ---------

    Earnings before
     income taxes                              98,772      95,685           199,659     183,635

    Income taxes                               44,941      44,493            90,845      85,829
                                            ---------   ---------        ----------    --------

    Net earnings                            $  53,831   $  51,192         $ 108,814    $ 97,806
                                            =========   =========        ==========    ========

    Less:  Series A
     preferred stock dividends                 17,002      17,879            34,099      35,789

    Add:  Excess of book value
     over repurchase price of
     Series A preferred stock                      32          29             2,811          39
                                            ---------   ---------        ----------    --------

    Net earnings ascribed to
     common shareholders                    $  36,861   $  33,342         $  77,526    $ 62,056
                                            =========   =========         =========     =======

    Earnings per common share
     (See Note 3):
       Basic                                $    0.44   $    0.40         $    0.93    $   0.74
                                            =========   =========         =========     =======
       Diluted                              $    0.44   $    0.40         $    0.89    $   0.74
                                            =========   =========         =========     =======

    Weighted average number of
     common shares outstanding(000):
       Basic                                   83,674      83,626            83,651      83,505
                                            =========   =========        ==========    ========
       Diluted                                 83,831      83,758            84,134      83,637
                                            =========   =========        ==========    ========


See accompanying notes to consolidated financial statements.

                     SEALED AIR CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 2000 and December 31, 1999
                   (In thousands of dollars except share data)



                                                        June 30,    December 31,
                                                         2000          1999
                                                      (Unaudited)
                                                      -----------   -----------
  ASSETS
  ------


  Current assets:

  Cash and cash equivalents                          $   18,766     $   13,672

  Notes and accounts receivable, net of allowances
    for doubtful accounts of $19,838 in 2000 and
    $21,396 in 1999                                     483,415        470,046

  Inventories                                           272,291        245,934

  Other current assets                                   74,358         73,572
                                                     -----------    ----------

    Total current assets                                848,830        803,224
                                                     -----------    ----------

  Property and equipment:
    Land and buildings                                  423,446        426,460
    Machinery and equipment                           1,350,264      1,364,454
    Other property and equipment                        109,914        115,111
    Construction in progress                             69,263         40,106
                                                     -----------    ----------
                                                      1,952,887      1,946,131
  Less accumulated depreciation and amortization        957,297        922,722
                                                     -----------    ----------
    Property and equipment, net                         995,590      1,023,409
                                                     -----------    ----------

  Goodwill, less accumulated amortization of
    $108,144 in 2000 and $84,699 in 1999              1,843,946      1,859,958

  Other assets                                          176,712        168,642
                                                     -----------    ----------


    Total assets                                     $3,865,078     $3,855,233
                                                     ===========    ==========



See accompanying notes to consolidated financial statements.

                              SEALED AIR CORPORATION AND SUBSIDIARIES
                                    Consolidated Balance Sheets
                          June 30, 2000 and December 31, 1999 (Continued)
                            (In thousands of dollars except share data)


                                                                       June 30,    December 31,
                                                                         2000          1999
                                                                      (Unaudited)
                                                                      -----------  -----------

  LIABILITIES, CONVERTIBLE PREFERRED STOCK
  ----------------------------------------
           & SHAREHOLDERS' EQUITY
           ----------------------
  Current Liabilities:
    Short-term borrowings                                          $   143,360    $    152,653

    Current portion of long-term debt                                    6,083           6,908

    Accounts payable                                                   159,305         175,166

    Other current liabilities                                          198,858         216,487

    Income taxes payable                                                43,252          30,880
                                                                   -----------      ----------

      Total current liabilities                                        550,858         582,094

  Long-term debt, less current portion                                 690,275         665,116

  Deferred income taxes                                                209,610         214,906

  Other liabilities                                                     79,138          80,425
                                                                   -----------      ----------

      Total liabilities                                              1,529,881       1,542,541
                                                                   -----------      ----------

  Authorized 50,000,000 preferred shares.
    Series A convertible preferred stock,
    $50.00 per share redemption value,
    authorized 36,021,851 shares in 2000 and
    1999, issued 36,014,699 shares in 2000
    and 36,015,645 shares in 1999, including
    2,046,364 shares in 2000 and 782,400
    shares in 1999 in treasury, mandatory
    redemption in 2018                                               1,698,417       1,761,662

  Shareholders' equity:
    Common stock, $.10 par value. Authorized
      400,000,000 shares, issued 84,196,613 shares in
      2000 and 84,135,255 shares in 1999                                 8,419           8,413
    Additional paid-in capital                                         638,864         632,230
    Retained earnings                                                  206,788         132,073
    Accumulated translation adjustment                                (175,102)       (171,521)
                                                                    -----------     -----------
                                                                       678,969         601,195
                                                                    -----------     -----------

    Less:  Deferred compensation                                        16,690          24,511
    Less:  Cost of treasury common stock, 517,396
             shares in 2000 and 535,356 shares in 1999                  23,497          23,652
    Less:  Minimum pension liability                                     2,002           2,002
                                                                   -----------      ----------

      Total shareholders' equity                                       636,780         551,030
                                                                   -----------      ----------
      Total liabilities, preferred stock and
            shareholders' equity                                   $ 3,865,078     $ 3,855,233
                                                                   ===========     ===========


See accompanying notes to consolidated financial statements.

                                       4

                     SEALED AIR CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2000 and 1999
                            (In thousands of dollars)
                                   (Unaudited)
                                                            2000             1999
                                                         ----------       ----------
Cash flows from operating activities:
  Net earnings                                           $  108,814        $  97,806
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                         109,289          111,946
      Amortization of bond discount                             161               19
      Deferred tax benefit                                     (175)          (2,162)
      Net loss on disposals of fixed assets                     113              105
Changes in operating assets and liabilities,
   net of businesses acquired:
        Notes and accounts receivable                       (28,177)         (11,253)
        Inventories                                         (30,708)          (1,031)
        Other current assets                                 (1,746)            (422)
        Other assets                                         (4,348)          (1,542)
        Accounts payable                                    (10,275)          (9,753)
        Other current liabilities                            10,837           (7,563)
        Other liabilities                                       835            4,317
                                                          ----------     -----------

    Net cash provided by operating activities               154,620          180,467
                                                          ----------     -----------

Cash flows from investing activities:
  Capital expenditures for property and equipment           (55,814)         (31,843)
  Proceeds from sales of property and equipment                 662            2,155
  Businesses acquired in purchase transactions,
    net of cash acquired                                    (28,342)          (8,905)
                                                          ----------     ------------

    Net cash used in investing activities                   (83,494)         (38,593)
                                                          ----------     ------------

Cash flows from financing activities:
  Proceeds from long-term debt                              182,901          298,175
  Payment of long-term debt                                (141,426)        (455,053)
  Payment of senior debt issuance costs                           0           (1,950)
  Dividends paid on preferred stock                         (34,887)         (35,821)
  Purchase of treasury common stock                         (15,239)               0
  Purchase of treasury preferred stock                      (60,387)          (2,836)
  Proceeds from stock option exercises                          524            1,663
  Net (payment of) proceeds from short-term borrowings       (3,511)          69,352
                                                          ----------     -----------

    Net cash used in financing activities                   (72,025)        (126,470)
                                                          ----------     ------------

Effect of exchange rate changes on cash and cash
  equivalents                                                 5,993             (363)
                                                          ----------     ------------

Cash and cash equivalents:

  Increase during the period                                  5,094           15,041
  Balance, beginning of period                               13,672           44,986
                                                          ----------     -----------

  Balance, end of period                                 $   18,766     $     60,027
                                                          ==========     ===========


See accompanying notes to consolidated financial statements.

                                       5

                     SEALED AIR CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
           For the Six Months Ended June 30, 2000 and 1999 (Continued)
                            (In thousands of dollars)
                                   (Unaudited)

                                                           2000        1999
                                                         -------     -------
Supplemental Cash Flow Items:

  Interest payments, net of amounts capitalized          $22,911     $30,135
                                                         =======     =======

  Income tax payments                                    $89,016     $85,275
                                                         =======     =======

  Non-Cash Items:

  Issuance of shares of common stock to the
    profit-sharing plan                                  $13,877     $ 8,823
                                                         =======     =======



See accompanying notes to consolidated financial statements.

                     SEALED AIR CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
            For the Three and Six Months Ended June 30, 2000 and 1999
                            (In thousands of dollars)
                                   (Unaudited)



                                         For the                 For the
                                   Three Months Ended        Six Months Ended
                                         June 30,                June 30,
                                  -------------------       -------------------
                                    2000       1999            2000      1999
                                  --------   --------       --------   --------

Net Earnings                     $  53,831  $  51,192      $ 108,814  $  97,806

Other comprehensive loss:

  Foreign currency translation
    adjustments                     (6,186)    (7,362)        (3,581)   (48,041)
                                 ---------  ---------      ---------  ---------

Comprehensive income             $  47,645  $  43,830      $ 105,233  $  49,765
                                 =========  =========      =========  =========



See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2000 and 1999
(Amounts in thousands, except per share data)
(Unaudited)



(1)  Basis of Consolidation

The consolidated financial statements include the accounts of Sealed Air Corporation and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position and results of operations for the three and six months ended June 30, 2000 have been made. The consolidated statement of earnings for the three and six months ended June 30, 2000 is not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts, including segment information, have been reclassified to conform to the current year's presentation.

(2)   Equity

The outstanding Series A preferred stock is convertible at any time into approximately 0.885 share of common stock for each share of preferred stock, votes with the common stock on an as-converted basis, pays a cash dividend, as declared by the Board of Directors, at an annual rate of $2.00 per share, payable quarterly in arrears, becomes redeemable at the option of the Company beginning March 31, 2001, subject to certain conditions, and is subject to mandatory redemption on March 31, 2018 at $50 per share, plus any accrued and unpaid dividends. Because it is subject to mandatory redemption, the Series A convertible preferred stock is classified outside of the shareholders' equity section of the consolidated balance sheets.

(3) Earnings Per Common Share

The following table sets forth the reconciliation of the basic and diluted earnings per common share computations for the three and six months ended June 30, 2000 and 1999.


                                               Three Months Ended         Six Months Ended
                                                     June 30,                 June 30,
                                               2000         1999          2000         1999
----------------------------------------------------------------------------------------------
Basic EPS:

Numerator
---------
Net earnings                                  $53,831      $51,192      $108,814      $97,806
Add: Excess of book value over
     repurchase price of preferred stock           32           29         2,811           39
Less: Preferred stock dividends                17,002       17,879        34,099       35,789
==============================================================================================
Net earnings ascribed to common
 shareholders                                 $36,861      $33,342      $ 77,526      $62,056
==============================================================================================

Denominator
-----------
Weighted average common shares
 outstanding - basic                           83,674       83,626        83,651       83,505

----------------------------------------------------------------------------------------------

Basic earnings per common share (1)           $  0.44      $  0.40      $   0.93      $  0.74
==============================================================================================

Diluted EPS:

Numerator
---------
Net earnings ascribed to common
 shareholders                                 $36,861      $33,342      $ 77,526      $62,056
Less: Excess of book value over
      repurchase price of preferred stock          32           29         2,811           39
Add: Dividends associated with
     repurchased preferred stock                   46            0           117           12
==============================================================================================
Net earnings ascribed to common
 shareholders                                 $36,875      $33,313      $ 74,832      $62,029
==============================================================================================

Denominator
-----------

Weighted average common shares
 outstanding - basic                           83,674       83,626        83,651       83,505

Effect of assumed exercise of stock
 options                                          123          132           123          132

Effect of conversion of repurchased
 preferred stock                                   34            0           360            0
----------------------------------------------------------------------------------------------
Weighted average common shares
 outstanding - diluted                         83,831       83,758        84,134       83,637
----------------------------------------------------------------------------------------------

Diluted earnings per common share (2)         $  0.44      $  0.40      $   0.89      $  0.74
==============================================================================================

(1) The basic earnings per common share calculation for the six months ended June 30, 2000 includes a $0.03 per share gain (excess of book value over repurchase price of preferred stock) attributable to the repurchase of preferred stock. Such gain is not included in the calculation of diluted earnings per common share for the three and six months ended June 30, 2000. The gain attributable to the repurchase of preferred stock was not significant in the three months ended June 30, 2000 and the 1999 periods.

(2) For the purpose of calculating diluted earnings per common share, net earnings ascribed to common shareholders have been adjusted to exclude the gain attributable to the repurchase of preferred stock and to add back dividends attributable to such repurchased preferred stock in each period, and the weighted average common shares outstanding have been adjusted to assume conversion of the shares of preferred stock repurchased during each period in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force Topic D-53 guidance.


(4)  Inventories

At June 30, 2000 and December 31, 1999, the components of inventories by major classification were as follows:

                                             June 30,       December 31,
                                               2000              1999
                                           -----------        ----------

           Raw materials                  $    64,433       $     60,596
           Work in process                     51,378             43,021
           Finished goods                     174,748            157,341
                                           -----------        ----------
              Subtotal                        290,559            260,958
           Reduction of certain
             inventories to LIFO basis        (18,268)           (15,024)
                                           -----------        -----------
           Total inventories              $   272,291        $   245,934
                                           ===========        ==========

(5)  Income Taxes

The Company's effective income tax rates were 45.5% and 46.5% for the second quarters of 2000 and 1999, respectively, and 45.5% and 46.7% for the first six months of 2000 and 1999, respectively. Such rates were higher than the statutory U.S. federal income tax rate primarily due to the non-deductibility for tax purposes of goodwill amortization and state income taxes.

(6)  Long-Term Debt

At June 30, 2000 and December 31, 1999, debt consisted primarily of borrowings that were made under the Credit Agreements described below, the 10-year 6.95% senior notes due May 2009 (the "Senior Notes"), the 7-year 5.625% euro notes due July 2006 (the "Euro Notes") and certain other loans.

The Company's two principal credit agreements (as amended, the "Credit Agreements") are a 5-year revolving credit facility that expires on March 30, 2003 (included in long-term debt) and a 364-day revolving credit facility that expires on March 26, 2001 (included in short-term borrowings). The Company can borrow up to $900,000 in the aggregate under the Credit Agreements. As of June 30, 2000 and December 31, 1999, outstanding borrowings were $200,432 and $160,978, respectively, under the 5-year revolving credit facility and $12,953 and $38,342, respectively, under the 364-day revolving credit facility. The Credit Agreements provide that the Company and certain of its subsidiaries may borrow for various purposes, including the refinancing of existing debt, the provision of working capital and other general corporate needs, including acquisitions and capital expenditures. Amounts repaid under the Credit Agreements may be reborrowed from time to time. As of June 30, 2000, facility fees were payable on the total amounts available under the Credit Agreements and amounted to 0.095% and 0.100% per annum under the 5-year revolving credit facility and the 364-day revolving credit facility, respectively.

The Company's obligations under the Credit Agreements bear interest at floating rates. The weighted average interest rate under the Credit Agreements was approximately 6.5% at June 30, 2000 and 6.0% at December 31, 1999. The Company had certain interest rate and currency swaps outstanding at June 30, 2000 and December 31, 1999, related to its obligations under the Credit Agreements. These agreements had the effect of adjusting the interest rates on a portion of such debt. The weighted average interest rate at June 30, 2000 and December 31, 1999 did not change significantly as a result of these derivative financial instruments.

At June 30, 2000, the Company was party to interest rate swaps with an aggregate notional amount of approximately $147,250 with various expiration dates through November 2004 compared to forward-starting interest rate swaps with an aggregate notional amount of approximately $151,000 with various expiration dates through November 2004 at December 31, 1999. The interest rate swaps outstanding as of June 30, 2000 and December 31, 1999 had the effect of converting a portion of the Company's fixed rate debt to variable rate debt at U.S. dollar-denominated rates which ranged from 7.0% to 7.3% at June 30, 2000 and 6.2% to 6.5% at December 31, 1999, and euro-denominated rates which ranged from 4.3% to 5.0% at June 30, 2000 and 3.8% to 4.4% at December 31, 1999.

The Credit Agreements provide for changes in borrowing margins based on financial criteria and the Company's senior unsecured debt ratings. The Credit Agreements, Senior Notes and Euro Notes impose certain limitations on the operations of the Company and certain of its subsidiaries. The Company was in compliance with these requirements as of June 30, 2000.

(7) Restructuring and Other Charges

The Company's restructuring reserve, which arose primarily out of a restructuring undertaken by the Company during the third quarter of 1998, amounted to $2,601 at June 30, 2000 and $4,996 at December 31, 1999. The components of the restructuring charges, spending and other activity through June 30, 2000 and the remaining reserve balance at June 30, 2000 were as follows:

                                             Employee                   Contract
                                           Termination   Plant/Office  Termination
                                              Costs       Closures       Costs       Total
----------------------------------------------------------------------------------------------
Restructuring provision recorded in 1998    $ 39,848     $  2,291      $  1,150     $ 43,289
Payments during 1998                         (14,486)        (729)       (1,150)     (16,365)
----------------------------------------------------------------------------------------------
Restructuring reserve at December 31, 1998    25,362        1,562           -         26,924
Payments during 1999                         (21,392)        (536)          -        (21,928)
----------------------------------------------------------------------------------------------
Restructuring reserve at December 31, 1999     3,970        1,026           -          4,996
Payments during 2000                          (2,121)        (274)          -         (2,395)
----------------------------------------------------------------------------------------------
Restructuring reserve at June 30, 2000     $   1,849   $      752     $     -       $  2,601
----------------------------------------------------------------------------------------------


The cash outlays include primarily severance and other personnel-related costs, costs of terminating leases, and facilities and equipment disposition costs. As of September 30, 1998, in connection with the restructuring, the Company planned to eliminate approximately 750 positions or approximately 5% of its workforce, of which 746 positions had been eliminated as of June 30, 2000. All restructuring actions were substantially completed as of June 30, 2000. The remaining reserves of $2,601 are related principally to outstanding employee severances and lease termination costs that are expected to be completed during 2000 and to a limited extent in later years.

(8) Business Segment Information

The Company operates in two reportable business segments: (i) Food Packaging and
(ii) Protective and Specialty Packaging. The Food Packaging segment comprises primarily the Company's Cryovac(R) food products. The Protective and Specialty Packaging segment includes the aggregation of the Company's packaging products, engineered products and specialty products, all of which products are principally for non-food applications.

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


                                                       For the                   For the
                                                 Three Months Ended         Six Months Ended
                                                      June 30,                  June 30,
                                                 --------------------------------------------------
                                                  2000         1999          2000          1999
---------------------------------------------------------------------------------------------------
Net sales
 Food Packaging                                $ 439,298    $ 425,868    $   868,699    $   845,561
 Protective and Specialty
   Packaging                                     292,244      269,253        579,431        528,497
--------------------------------------------   ---------    ---------    -----------    -----------
 Total segments                                $ 731,542    $ 695,121    $ 1,448,130    $ 1,374,058
============================================   =========    =========    ===========    ===========
Operating profit
 Food Packaging                                $  71,176    $  72,146    $   140,561    $   139,028
 Protective and Specialty
   Packaging                                      58,991       57,275        122,073        111,285
--------------------------------------------   ---------    ---------    -----------    -----------
 Total segments                                  130,167      129,421        262,634        250,313
 Corporate operating expenses(1)                 (17,801)     (20,141)       (34,347)       (36,200)
--------------------------------------------   ---------    ---------    -----------    -----------
 Total                                         $ 112,366    $ 109,280    $   228,287    $   214,113
============================================   =========    =========    ===========    ===========
Depreciation and amortization
 Food Packaging                                $  26,884    $  26,843    $    54,501    $    54,743
 Protective and Specialty
   Packaging                                      14,736       15,869         29,677         31,457
--------------------------------------------   ---------    ---------    -----------    -----------
 Total segments                                   41,620       42,712         84,178         86,200
 Corporate (including goodwill
   amortization)                                  12,578       13,447         25,111         25,746
--------------------------------------------   ---------    ---------    -----------    -----------
 Total                                         $  54,198    $  56,159    $   109,289    $   111,946
============================================   =========    =========    ===========    ===========


(1) Includes goodwill amortization of $12,381 and $12,331 for the three months ended June 30, 2000 and 1999, respectively, and $24,691 and $24,582 for the six months ended June 30, 2000 and 1999, respectively.



(9) Acquisitions

During the first six months of 2000, the Company made several small acquisitions. These transactions, which were effected in exchange for cash in the aggregate amount of approximately $28,000, were accounted for as purchases and were not material to the Company's consolidated financial statements.

On June 28, 2000, the Company and Dolphin Packaging PLC ("Dolphin"), a publicly traded U.K. company, announced a cash takeover offer by the Company's U.K. subsidiary for all of the outstanding shares of Dolphin at a price of (pound)3.30 per share, amounting to approximately $118,000 in the aggregate at the then current exchange rates. On August 2, 2000, the Company acquired more than 96% of Dolphin's outstanding shares pursuant to this offer. The Company expects to acquire the balance of the shares prior to the end of the third quarter of 2000 on the same terms. This transaction is not material to the Company's consolidated financial statements.

Management's Discussion and Analysis of Results of Operations and
Financial Condition
-----------------------------------------------------------------

      Net sales for the second quarter of 2000 increased 5% to $731,542,000 compared with $695,121,000 for the second quarter of 1999. For the six-month period, the Company's net sales increased 5% to $1,448,130,000 compared with net sales of $1,374,058,000 in the 1999 period. The increases in net sales in both periods were primarily due to higher unit volume and, to a lesser extent, higher average selling prices for certain of the Company's products and the added net sales of several small acquired businesses, partially offset by the negative effect of foreign currency translation.

      The Company's net sales were affected in the second quarter and first six months of 2000 by the continued weakness of foreign currencies in Europe, Latin America and the Asia Pacific region compared with the U.S. dollar. Excluding the negative effect of foreign currency translation, net sales would have increased 9% for both the second quarter and the first six months of 2000 compared to the respective 1999 periods.

      Net sales from domestic operations increased approximately 8% for the second quarter and first six months of 2000 compared with the respective 1999 periods, primarily due to increased unit volume and, to a lesser extent, higher average selling prices for certain of the Company's products. Net sales from foreign operations increased approximately 2% for the second quarter and first six months of 2000 compared with the respective 1999 periods, primarily due to increased unit volume and, to a lesser extent, the added net sales of several small acquired businesses, partially offset by the negative effect of foreign currency translation. As a percentage of total net sales, net sales from foreign operations represented approximately 44% and 46% in the second quarter of 2000 and 1999, respectively, and 45% and 46% in the first six months of 2000 and 1999, respectively, of the Company's total net sales.

      Net sales of the Company's food packaging products segment, which consists primarily of the Company's Cryovac(R) food packaging products and Dri-Loc(R) absorbent pads, increased approximately 3% for the second quarter and first six months of 2000 compared with the respective 1999 periods. These increases were due primarily to higher unit volume partially offset by the negative effect of foreign currency translation. For the second quarter, net sales for this segment also benefited from certain higher average selling prices. Excluding the negative effect of foreign currency translation, net sales of this segment would have increased by 7% for the second quarter and 6% for the first six months of 2000 compared with the respective 1999 periods.

      Net sales of the Company's protective and specialty packaging segment, which consists primarily of Instapak(R) chemicals and equipment, Cryovac(R) industrial and consumer packaging, air cellular and polyethylene foam surface protection and cushioning materials and protective and durable mailers and bags, increased 9% for the second quarter and 10% for the first six months of 2000 compared to the respective 1999 periods. These increases were due primarily to higher unit volume and, to a lesser extent, certain higher average selling prices and the added net sales of several small acquired businesses. Excluding the negative effect of foreign currency translation, net sales of this segment would have increased 11% for the second quarter and 13% for the first six months of 2000 compared to the respective 1999 periods.

      Gross profit as a percentage of net sales was 34.7% for the second quarter and 35.4% for the first six months of 2000 compared to 36.5% and 36.3% for the respective 1999 periods. The decrease in gross profit as a percentage of net sales in both periods was due primarily to higher raw material costs in the 2000 periods.

      Marketing, administrative and development expenses and goodwill amortization declined modestly as a percentage of net sales for the second quarter and first six months of 2000 compared with the respective 1999 periods. These expenses declined to 19.4% of net sales for the second quarter of 2000 compared to 20.8% for the 1999 period and were 19.6% of net sales for the first six months of 2000 compared to 20.8% for the 1999 period. As in the second quarter and first six months of 1999, the Company continued to incur information system costs related to implementation of its enterprise resource planning system.

      Other expense, net, which consists primarily of interest expense, was essentially unchanged for the second quarter and declined modestly for the first six months of 2000 compared with the respective 1999 periods. The decrease in interest expense for these periods was primarily due to the lower level of debt outstanding during the 2000 periods compared with the respective 1999 periods. Debt outstanding at June 30, 2000 was modestly higher than debt outstanding at December 31, 1999.

      The Company's effective income tax rates were 45.5% and 46.5% in the second quarters of 2000 and 1999, respectively, and 45.5% and 46.7% for the first six months of 2000 and 1999, respectively. These rates are higher than the statutory U.S. federal income tax rate primarily due to the non-deductibility for tax purposes of goodwill amortization and state income taxes. The Company expects that its effective tax rate will remain higher than statutory rates for 2000.

      As a result of the above, the Company's net earnings were $53,831,000 for the second quarter of 2000 and $108,814,000 for the first six months of 2000 compared to net earnings of $51,192,000 and $97,806,000 for the respective 1999 periods.

      Basic and diluted earnings per common share were $0.44 for the second quarter of 2000 and $0.40 for the second quarter of 1999. Basic earnings per common share were $0.93 and diluted earnings per common share were $0.89 for the first six months of 2000 and basic and diluted earnings per common share were $0.74 for the first six months of 1999. The basic earnings per common share calculation for the six months ended June 30, 2000 includes a $0.03 per share gain attributable to the repurchase of preferred stock. Such gain is not included in the calculation of diluted earnings per common share. The gain attributable to the repurchase of preferred stock was not significant in the second quarter of 2000 and the respective 1999 periods. The diluted earnings per common share for the second quarter and first six months of 2000 is calculated assuming the conversion of the shares of preferred stock repurchased during the period in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force Topic D-53 guidance. The effect of the conversion of the

Company's outstanding convertible preferred stock is not considered in the calculation of diluted earnings per common share in the second quarter and first six months of 2000 and the respective 1999 periods because it would be antidilutive.


Liquidity and Capital Resources
-------------------------------

      The Company's principal sources of liquidity are cash flows from operations and amounts available under the Company's existing lines of credit, including principally the Credit Agreements mentioned below.

      Net cash provided by operating activities amounted to $154,620,000 and $180,467,000 in the first six months of 2000 and 1999, respectively. The decrease in operating cash flows for the first six months of 2000 was primarily due to changes in operating assets and liabilities in the ordinary course of business, including primarily higher levels of notes and accounts receivable and inventory that more than offset the increase in net earnings.

      Net cash used in investing activities amounted to $83,494,000 in the first six months of 2000 compared to $38,593,000 in the 1999 period. The increase in net cash used in the first six months of 2000 was primarily due to a higher level of capital expenditures and several small acquisitions in the 2000 period. Capital expenditures were $55,814,000 in the 2000 period and $31,843,000 in the 1999 period.

      Net cash used in financing activities amounted to $72,025,000 in the first six months of 2000 and $126,470,000 in the first six months of 1999. The decrease in net cash used in the first six months of 2000 was due to a greater amount of net borrowings during the 2000 period, partially offset by an increase in the purchase of treasury stock.

      At June 30, 2000, the Company had working capital of $297,972,000, or 8% of total assets, compared to working capital of $221,130,000, or 6% of total assets, at December 31, 1999. The increase in working capital was primarily due to an increase in notes and accounts receivable and inventories offset by a decrease in short-term borrowings, accounts payable and other current liabilities due to the timing of cash payments which were partially offset by an increase in income taxes payable.

      The Company's ratio of current assets to current liabilities (current ratio) was 1.5 at June 30, 2000 and 1.4 at December 31, 1999. The Company's ratio of current assets less inventory to current liabilities (quick ratio) was
1.0 at June 30, 2000 and December 31, 1999.

      At June 30, 2000 and December 31, 1999, debt consisted primarily of borrowings that were made under the Credit Agreements described below, the 10-year 6.95% senior notes due May 2009 (the "Senior Notes"), the 7-year 5.625% euro notes due July 2006 (the "Euro Notes") and certain other loans.

      The Company's two principal credit agreements (as amended, the "Credit Agreements") are a 5-year revolving credit facility that expires on March 30, 2003 (included in long-term debt) and a 364-day revolving credit facility that expires on March 26, 2001 (included in short-term borrowings). The Company can borrow up to $900,000,000 in the aggregate under the Credit Agreements. As of June 30, 2000 and December 31, 1999, outstanding borrowings were $200,432,000 and $160,978,000, respectively, under the 5-year revolving credit facility and $12,953,000 and $38,342,000, respectively, under the 364-day revolving credit facility. The Credit Agreements provide that the Company and certain of its subsidiaries may borrow for various purposes, including the refinancing of existing debt, the provision of working capital and other general corporate needs, including acquisitions and capital expenditures. Amounts repaid under the Credit Agreements may be reborrowed from time to time. As of June 30, 2000, facility fees were payable on the total amounts available under the Credit Agreements and amounted to 0.095% and 0.100% per annum under the 5-year revolving credit facility and the 364-day revolving credit facility, respectively.

      The Company's obligations under the Credit Agreements bear interest at floating rates. The weighted average interest rate under the Credit Agreements was approximately 6.5% at June 30, 2000 and 6.0% at December 31, 1999. The Company had certain interest rate and currency swaps outstanding at June 30, 2000 and December 31, 1999, related to its obligations under the Credit Agreements. These agreements had the effect of adjusting the interest rates on a portion of such debt. The weighted average interest rate at June 30, 2000 and December 31, 1999 did not change significantly as a result of these derivative financial instruments.

      At June 30, 2000, the Company was party to interest rate swaps with an aggregate notional amount of approximately $147,250,000 with various expiration dates through November 2004 compared to forward-starting interest rate swaps with an aggregate notional amount of approximately $151,000,000 with various expiration dates through November 2004 at December 31, 1999. The interest rate swaps outstanding as of June 30, 2000 and December 31, 1999 had the effect of converting a portion of the Company's fixed rate debt to variable rate debt at U.S. dollar-denominated rates which ranged from 7.0% to 7.3% at June 30, 2000 and 6.2% to 6.5% at December 31, 1999, and euro-denominated rates which ranged from 4.3% to 5.0% at June 30, 2000 and 3.8% to 4.4% at December 31, 1999.

      The Credit Agreements provide for changes in borrowing margins based on financial criteria and the Company's senior unsecured debt ratings. The Credit Agreements, Senior Notes and Euro Notes impose certain limitations on the operations of the Company and certain of its subsidiaries. The Company was in compliance with these requirements as of June 30, 2000.

      At June 30, 2000, the Company had available lines of credit, including those available under the Credit Agreements, of approximately $1.2 billion of which approximately $900 million were unused.

      The Company's shareholders' equity was $636,780,000 at June 30, 2000 compared to $551,030,000 at December 31, 1999. Shareholders' equity increased in 2000 due to the Company's net earnings of $108,814,000, which were partially offset by the payment of preferred stock dividends of $34,099,000 and by an additional foreign currency translation adjustment of $3,581,000.

      On June 28, 2000, the Company and Dolphin Packaging PLC ("Dolphin"), a publicly traded U.K. company, announced a cash takeover offer by the Company's U.K. subsidiary for all of the outstanding shares of Dolphin at a price of (pound)3.30 per share, amounting to approximately $118,000,000 in the aggregate at the then current exchange rates. On August 2, 2000, the Company acquired more than 96% of Dolphin's outstanding shares pursuant to this offer. The Company expects to acquire the balance of the shares prior to the end of the third quarter of 2000 on the same terms. This transaction is not material to the Company's consolidated financial statements.

      Since June 30, 2000, the Company has made certain other small acquisitions, which were effected in exchange for cash in the aggregate amount of approximately $9,000,000, were accounted for as purchases and were not material to the Company's consolidated financial statements.


Other Matters
-------------

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

      For a discussion of market risks at December 31, 1999, refer to "Management's Discussion and Analysis of Results of Operations and Financial Condition - Quantitative and Qualitative Disclosures about Market Risk" in the Company's 1999 Annual Report to Stockholders.

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

Interest Rates

      The Company uses interest rate swaps to manage its exposure to fluctuations in interest rates. The Company also uses interest rate collars to reduce its exposure to fluctuations in the rate of interest by limiting interest rates to a given range. At June 30, 2000, the Company had interest rate swaps that had the effect of converting a portion of the Company's fixed rate debt to variable rate debt, and an interest rate collar agreement, maturing at various dates through November 2004, with a combined aggregate notional amount of approximately $155,000,000 compared with forward-starting interest rate swaps and an interest rate collar agreement with a combined aggregate notional amount of approximately $159,000,000 at December 31, 1999.

      At June 30, 2000, the carrying value of the Company's total debt was $839,718,000, of which approximately $489,314,000 was fixed rate debt. At December 31, 1999, the carrying value of the Company's total debt was $824,677,000 of which $502,244,000 was fixed rate debt.

Foreign Exchange Contracts

      The Company uses interest rate and currency swaps to limit foreign exchange exposure and limit or adjust interest rate exposure by swapping certain borrowings in U.S. dollars for borrowings denominated in foreign currencies. At June 30, 2000 and December 31, 1999, the Company had interest rate and currency swap agreements, maturing through March 2002, with an aggregate notional amount of approximately $5,000,000.

      The Company uses foreign currency forwards to fix the amount payable on certain transactions denominated in foreign currencies. At June 30, 2000, the Company had foreign currency forward agreements, maturing through December 2000, with an aggregate notional amount of approximately $9,000,000. At December 31, 1999, the Company did not have any material foreign currency forward contracts outstanding.

Environmental Matters
---------------------

      The Company is subject to loss contingencies resulting from environmental laws and regulations, and it accrues for anticipated costs associated with investigatory and remediation efforts when an assessment has indicated that a loss is probable and can be reasonably estimated. These accruals do not take into account any discounting for the time value of money and are not reduced by potential insurance recoveries, if any. Environmental liabilities are reassessed whenever circumstances become better defined and/or remediation efforts and their costs can be better estimated. These liabilities are evaluated periodically based on available information, including the progress of remedial investigations at each site, the current status of discussions with regulatory authorities regarding the methods and extent of remediation and the apportionment of costs among potentially responsible parties. As some of these issues are decided (the outcomes of which are subject to various uncertainties) and/or new sites are assessed and costs can be reasonably estimated, the Company adjusts the recorded accruals, as necessary. However, the Company believes that it has adequately reserved for all probable and estimable environmental exposures.

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

      In 1998, the Company established plans to address the systems and business issues raised by the euro currency conversion. These issues include, among others, (1) the need to adapt computer, accounting and other business systems and equipment to accommodate euro-denominated transactions, (2) the need to modify banking and cash management systems in order to be able to handle payments between customers and suppliers in legacy currencies and euros until 2002, (3) the requirement to change the base statutory and reporting currency of each subsidiary in the participating countries into euros during the transition period, (4) the foreign currency exposure changes resulting from the alignment of the legacy currencies into the euro, and (5) the identification of material contracts and sales agreements whose contractual stated currency will need to be converted into euros.

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

Recently Issued Statements of Financial Accounting Standards
------------------------------------------------------------

     In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." In

June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133." This Statement defers the effective date of SFAS No. 133 , "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, which the Company expects to adopt beginning January 1, 2001, establishes accounting and operating standards for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts. The Company is reviewing the potential impact, if any, of SFAS Nos. 138 and 133 on its Consolidated Financial Statements.


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

      While the Company is not aware that any of the factors listed below will adversely affect the future performance of the Company, the Company recognizes that it is subject to a number of uncertainties, such as economic, business and market conditions in the geographic areas in which it conducts business, changes in the value of foreign currencies against the U.S. dollar, the success of certain information systems projects, factors affecting the customers, industries and markets that use the Company's packaging materials and systems, the development and success of new products, the Company's success in entering new markets and acquiring and integrating new businesses, the timing of capital expenditures, competitive factors, raw material availability and pricing, changes in the Company's relationship with customers and suppliers, litigation and claims (including environmental matters) involving the Company, changes in domestic or foreign laws or regulations, or difficulties related to the euro conversion.

                                     PART II

                                OTHER INFORMATION
                                -----------------

Item 4.              Submission of Matters to a Vote of Security Holders.
------               ---------------------------------------------------

      On May 19, 2000, the Company held its annual meeting of stockholders (the "Annual Meeting"). At the Annual Meeting the stockholders voted: (i) to elect the entire Board of Directors of the Company; (ii) to approve the Company's Performance-Based Compensation Program (as described below); and (iii) to ratify the selection of KPMG LLP as the Company's independent accountants for the fiscal year ending December 31, 2000.

      A total of 73,949,347 shares of common stock and 27,852,232 shares of Series A convertible preferred stock ("preferred stock") were present in person or by proxy at the Annual Meeting, representing approximately 98,598,572 votes, or approximately 86% of the voting power of the Company entitled to vote at the Annual Meeting. Each share of common stock was entitled to one vote on each matter before the meeting, and each share of preferred stock was entitled to
0.885 votes on each matter before the meeting.

      The stockholders voted to approve the Company's Performance-Based Compensation Program. The Performance-Based Compensation Program was adopted in order to provide the Company's eligible employees with incentive compensation that meets the requirements of performance-based compensation under Section 162(m) of the Internal Revenue Code, as amended, and thus is fully deductible for U.S. income tax purposes. The Performance-Based Compensation Program provides for cash awards in the form of annual cash bonuses and awards of the Company's common stock under the Company's Contingent Stock Plan. Performance-based awards under the program require attainment of objective, pre-established goals based upon financial or strategic criteria.

      The votes cast on the matters before the Annual Meeting were as set forth below:

      I. Nominees for Election                             Number of Votes
         to Board of Directors:                      In Favor          Withheld

           Hank Brown                               98,160,736          437,837
           John K. Castle                           98,167,948          430,624
           Lawrence R. Codey                        98,173,990          424,582
           T. J. Dermot Dunphy                      98,171,365          427,208
           Charles F. Farrell, Jr.                  98,162,917          435,655
           William V. Hickey                        98,177,910          420,662
           Shirley Ann Jackson                      98,156,475          442,097
           Virginia A. Kamsky                       98,113,966          484,606
           Alan H. Miller                           98,151,419          447,153
           John E. Phipps                           78,033,675       20,564,897

     II. Approval of the Corporation's              For               91,392,449
           Performance-Based                        Against            6,695,937
           Compensation Program:                    Abstentions          510,186

    III. Ratification of KPMG                       For               98,242,370
           LLP as Independent                       Against               76,440
           Accountants:                             Abstentions          279,762



Item 6.              Exhibits and Reports on Form 8-K.
------               --------------------------------

                     (a) Exhibits

Exhibit Number       Description


     10 Sealed Air Corporation Performance-Based Compensation Program, as approved by the Company's stockholders. [Annex A to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.]

     27              Financial Data Schedule


                     (b) Reports on Form 8-K

                     The Company did not file any Reports on Form 8-K during the second quarter of 2000.

                                   Signatures



              Pursuant to the requirements of the Securities Exchange Act of

              1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            SEALED AIR CORPORATION




              Date:  August 11, 2000           By  /s/ Jeffrey S. Warren
                                                 -----------------------
                                                 Jeffrey S. Warren
                                                 Controller
                                                 (Authorized Executive Officer
                                                 and Chief Accounting Officer)