Form 10-Q
period 2000-09-30
SEALED AIR CORP/DE
filed 2000-11-13
CIK 1012100

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

                For the quarterly period ended September 30, 2000

                                       OR

             (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________to_______


                         Commission file number 1-12139



                             SEALED AIR CORPORATION
             (Exact name of registrant as specified in its charter)


               Delaware                                    65-0654331
    -------------------------------                   ---------------------
    (State or Other Jurisdiction of                   (I.R.S. Employer
    Incorporation or Organization)                    Identification Number)


    Park 80 East
    Saddle Brook, New Jersey                              07663-5291
    ------------------------                          ----------------
    (Address of Principal                                 (Zip Code)
    Executive Offices)


Registrant's telephone number, including area code:  (201) 791-7600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X     NO
    ---

There were 83,659,240 shares of the registrant's common stock, par value $0.10 per share, and 30,297,409 shares of the registrant's Series A convertible preferred stock, par value $0.10 per share, outstanding as of October 31, 2000.

================================================================================

                                     PART I


                             FINANCIAL INFORMATION

                     SEALED AIR CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Earnings
         For the Three and Nine Months Ended September 30, 2000 and 1999
                   (In thousands of dollars except share data)
                                   (Unaudited)


                                         For the                      For the
                                    Three Months Ended           Nine Months Ended
                                       September 30                 September 30
                                   --------------------        ----------------------
                                     2000        1999             2000        1999
                                   ---------   --------        ----------  ----------
Net sales                          $746,860    $714,755        $2,194,990  $2,088,813
Cost of sales                       493,426     457,551         1,429,594   1,332,331
                                   --------    --------        ----------  ----------
Gross profit                        253,434     257,204           765,396     756,482

Marketing, administrative
  and development expenses          129,790     130,721           388,774     391,304
Goodwill amortization                13,438      12,278            38,129      36,860
                                   --------    --------        ----------    --------
Operating profit                    110,206     114,205           338,493     328,318

Other income (expense):
  Interest expense                  (17,082)    (14,631)          (44,093)    (44,088)
  Other, net                          7,269         822             5,652        (199)
                                   --------    --------        ----------    --------
    Other expense, net               (9,813)    (13,809)          (38,441)    (44,287)
                                   --------    --------        ----------    --------

Earnings before
  income taxes                      100,393     100,396           300,052     284,031
Income taxes                         45,679      46,684           136,524     132,513
                                   --------    --------        ----------    --------
Net earnings                       $ 54,714    $ 53,712        $  163,528    $151,518
                                   ========    ========        ==========    ========

Less:  Series A
  preferred stock dividends          15,991      17,879            50,090      53,668

Add:  Excess of redemption value
  over repurchase price of
  Series A preferred stock            8,914          --            11,725          39
                                   --------    --------        ----------    --------
Net earnings ascribed to
  common shareholders              $ 47,637    $ 35,833        $  125,163    $ 97,889
                                   ========    ========        ==========    ========

Earnings per common share
 (See Note 3):
  Basic                            $   0.57    $   0.43        $     1.50    $   1.17
                                   ========    ========        ==========    ========
  Diluted                          $   0.46    $   0.43        $     1.36    $   1.17
                                   ========    ========        ==========    ========

Weighted average number of common
 shares outstanding (000's):
  Basic                              83,723      83,648            83,675      83,552
                                   ========    ========        ==========    ========
  Diluted                            85,116      83,784            86,367      83,688
                                   ========    ========        ==========    ========

See accompanying notes to consolidated financial statements.

                     SEALED AIR CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    September 30, 2000 and December 31, 1999
                  (In thousands of dollars except share data)


                                             September 30,
                                                 2000             December 31,
                                              (Unaudited)            1999
                                             -------------        ------------

ASSETS
------

Current assets:
Cash and cash equivalents                     $    6,251          $   13,672
Notes and accounts receivable, net of
  allowances for doubtful accounts of
  $20,817 in 2000 and $21,396 in 1999            491,335             470,046
Inventories                                      298,629             245,934
Other current assets                              75,499              73,572
                                              ----------          ----------
  Total current assets                           871,714             803,224
                                              ----------          ----------
Property and equipment:
  Land and buildings                             434,103             426,460
  Machinery and equipment                      1,357,213           1,364,454
  Other property and equipment                   111,553             115,111
  Construction in progress                        80,702              40,106
                                              ----------          ----------
                                               1,983,571           1,946,131
Less accumulated depreciation and
  amortization                                   965,293             922,722
                                              ----------          ----------
  Property and equipment, net                  1,018,278           1,023,409
                                              ----------          ----------

Goodwill, less accumulated amortization of
  $121,427 in 2000 and $84,699 in 1999         1,919,375           1,859,958

Other assets                                     180,234             168,642
                                              ----------          ----------
  Total assets                                $3,989,601          $3,855,233
                                              ==========          ==========


See accompanying notes to consolidated financial statements.

                    SEALED AIR CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
              September 30, 2000 and December 31, 1999 (Continued)
                  (In thousands of dollars except share data)


                                             September 30,
                                                 2000             December 31,
                                             (Unaudited)             1999
                                             -------------        ------------

LIABILITIES, CONVERTIBLE PREFERRED STOCK
----------------------------------------
& SHAREHOLDERS' EQUITY
----------------------

Current liabilities:
  Short-term borrowings                       $   174,488        $   152,653
  Current portion of long-term debt                 1,801              6,908
  Accounts payable                                160,648            175,166
  Other current liabilities                       213,597            216,487
  Income taxes payable                             57,847             30,880
                                              -----------        -----------
    Total current liabilities                     608,381            582,094

Long-term debt, less current portion              884,695            665,116
Deferred income taxes                             210,540            214,906
Other liabilities                                  73,053             80,425
                                              -----------        -----------
    Total liabilities                           1,776,669          1,542,541
                                              -----------        -----------

Authorized 50,000,000 preferred shares.
  Series A convertible preferred stock,
  $50.00 per share redemption value,
  authorized 36,021,851 shares in 2000
  and 1999, outstanding 30,716,182 shares
  in 2000 and 35,233,245 shares in 1999,
  mandatory redemption in 2018                  1,535,809          1,761,662

Shareholders' equity:
  Common stock, $.10 par value. Authorized
    400,000,000 shares, issued 84,279,505
    shares in 2000 and 84,135,255 shares
    in 1999                                         8,427              8,413
  Additional paid-in capital                      651,620            632,230
  Retained earnings                               245,511            132,073
  Accumulated translation adjustment             (182,008)          (171,521)
                                              -----------        -----------
                                                  723,550            601,195
                                              -----------        -----------
  Less:  Deferred compensation                     16,691             24,511
  Less:  Cost of treasury common stock,
           617,646 shares in 2000 and 535,356
           shares in 1999                          27,734             23,652
  Less:  Minimum pension liability                  2,002              2,002
                                              -----------        -----------
    Total shareholders' equity                    677,123            551,030
                                              -----------        -----------
    Total liabilities, preferred stock and
          shareholders' equity                $ 3,989,601        $ 3,855,233
                                              ===========        ===========


See accompanying notes to consolidated financial statements.

                    SEALED AIR CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 2000 and 1999
                           (In thousands of dollars)
                                  (Unaudited)

                                                           2000            1999
                                                       -----------      ----------
Cash flows from operating activities:
  Net earnings                                         $  163,528       $  151,518
  Adjustments to reconcile net earnings to
    net cash provided by operating activities, net
    of effect of businesses acquired:
      Depreciation and amortization                       164,574          167,871
      Amortization of bond discount                           242               92
      Deferred tax provision (benefit)                         80           (2,217)
      Net loss on disposals of fixed assets                   100              200
  Changes in operating assets and liabilities, net
    of businesses acquired:
      Notes and accounts receivable                       (27,730)         (24,130)
      Inventories                                         (51,191)           5,033
      Other current assets                                 (1,851)           1,265
      Other assets                                         (7,702)            (727)
      Accounts payable                                    (12,239)          (5,513)
      Other current liabilities                            36,536           11,125
      Other liabilities                                    (3,619)           6,202
                                                        ----------      ----------
    Net cash provided by operating activities             260,728          310,719
                                                        ----------      ----------

Cash flows from investing activities:
  Capital expenditures for property and equipment         (81,262)         (51,145)
  Proceeds from sales of property and equipment               957            2,371
  Businesses acquired in purchase transactions, net
    of cash acquired                                     (176,502)         (10,430)
                                                       ----------       ----------
    Net cash used in investing activities                (256,807)         (59,204)
                                                       ----------       ----------

Cash flows from financing activities:
  Proceeds from long-term debt                            499,390          500,855
  Payment of long-term debt                              (256,223)        (808,440)
  Payment of senior debt issuance costs                         0           (3,123)
  Dividends paid on preferred stock                       (51,890)         (53,700)
  Purchase of treasury common stock                       (19,468)         (14,189)
  Purchase of treasury preferred stock                   (214,073)          (2,836)
  Proceeds from stock option exercises                        677            1,924
  Net proceeds from
    short-term borrowings                                  21,074          158,599
                                                       ----------       ----------
    Net cash used in financing activities                 (20,513)        (220,910)
                                                       ----------       ----------

Effect of exchange rate changes on cash and cash
  equivalents                                               9,171           (1,188)
                                                       ----------       ----------

Cash and cash equivalents:
  (Decrease) Increase during the period                    (7,421)          29,417
  Balance, beginning of period                             13,672           44,986
                                                       ----------       ----------
  Balance, end of period                               $    6,251       $   74,403
                                                       ==========       ==========


See accompanying notes to consolidated financial statements.

                    SEALED AIR CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
       For the Nine Months Ended September 30, 2000 and 1999 (Continued)
                           (In thousands of dollars)
                                  (Unaudited)

                                                           2000            1999
                                                       -----------      ----------
Supplemental Cash Flow Items:
  Interest payments, net of amounts capitalized        $    34,560      $   36,110
                                                       ===========      ==========
  Income tax payments                                  $   119,618      $  133,473
                                                       ===========      ==========

  Non-Cash Items:
  Issuance of shares of common stock to the
    profit-sharing plan                                $    13,877      $    8,823
                                                       ===========      ==========


See accompanying notes to consolidated financial statements.

                    SEALED AIR CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Comprehensive Income
        For the Three and Nine Months Ended September 30, 2000 and 1999
                           (In thousands of dollars)
                                  (Unaudited)

                                             For the                   For the
                                        Three Months Ended         Nine Months Ended
                                           September 30,            September 30,
                                      ----------------------     ---------------------
                                        2000         1999          2000         1999
                                      ---------    ---------     ---------   ---------
Net earnings                          $  54,714    $  53,712     $ 163,528   $ 151,518

Other comprehensive loss:
  Foreign currency translation
    adjustments                          (6,906)      (2,641)      (10,487)    (50,682)
                                      ----------    --------      --------   ---------
Comprehensive income                  $  47,808    $  51,071      $153,041   $ 100,836
                                      ==========   =========      ========   =========


See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2000 and 1999
(Amounts in thousands, except per share data)
(Unaudited)


(1)  Basis of Consolidation

The consolidated financial statements include the accounts of Sealed Air Corporation and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position and results of operations for all periods presented have been made. The consolidated statements of earnings for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts, including segment information, have been reclassified to conform to the current year's presentation.

(2)   Series A Convertible Preferred Stock

The outstanding Series A preferred stock is convertible at any time into approximately 0.885 share of common stock for each share of preferred stock, votes with the common stock on an as-converted basis, pays a cash dividend, as declared by the Board of Directors, at an annual rate of $2.00 per share, payable quarterly in arrears, becomes redeemable at the option of the Company beginning March 31, 2001, subject to certain conditions, and is subject to mandatory redemption on March 31, 2018 at $50 per share, plus any accrued and unpaid dividends. Because it is subject to mandatory redemption, the Series A convertible preferred stock is classified outside of the shareholders' equity section of the consolidated balance sheets. During the first nine months of 2000 the Company repurchased approximately 4,516 shares of the Company's series A convertible preferred stock at a cost of approximately $214,073, which represents a cost that is $11,725 below its book value. This excess of book value over the repurchase price of the preferred stock is recorded as an increase to additional paid-in-capital.

(3) Earnings Per Common Share

The following table sets forth the reconciliation of the computations of basic and diluted earnings per common share for the three and nine months ended September 30, 2000 and 1999.

                                                                      Three Months Ended                 Nine Months Ended
                                                                        September 30,                      September 30,
                                                                    2000             1999              2000             1999
---------------------------------------------------------------------------------------------------------------------------------
Basic EPS:
Numerator
---------
Net earnings                                                    $    54,714      $     53,712      $    163,528    $     151,518
Add: Excess of book value over repurchase
     price of preferred stock                                         8,914                --            11,725               39
Less: Preferred stock dividends                                      15,991            17,879            50,090           53,668
---------------------------------------------------------------------------------------------------------------------------------
Net earnings ascribed to common
 shareholders                                                   $    47,637      $     35,833      $    125,163    $      97,889
---------------------------------------------------------------------------------------------------------------------------------
Denominator
-----------
Weighted average common shares
 outstanding - basic                                                 83,723            83,648            83,675           83,552



---------------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share(1)                              $      0.57      $       0.43      $       1.50    $        1.17
---------------------------------------------------------------------------------------------------------------------------------
Diluted EPS:
Numerator
---------
Earnings ascribed to common shareholders                        $    47,637      $     35,833      $    125,163    $      97,889
Less: Excess of book value over repurchase
      price of preferred stock                                        8,914                --            11,725               --
Add: Dividends associated with repurchased
     preferred stock                                                    633                --             4,002               --
---------------------------------------------------------------------------------------------------------------------------------
Earnings ascribed to common
 shareholders - diluted                                         $    39,356      $     35,833     $     117,440    $      97,889
---------------------------------------------------------------------------------------------------------------------------------
Denominator
-----------
Weighted average common shares
  outstanding - basic                                                83,723            83,648            83,675           83,552
Effect of assumed exercise of stock options                             112               136               112              136
Effect of conversion of repurchased
 preferred stock                                                      1,281                --             2,580               --
---------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares
 outstanding - diluted                                               85,116            83,784            86,367           83,688
---------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share(2)                            $      0.46      $       0.43     $        1.36    $        1.17
---------------------------------------------------------------------------------------------------------------------------------

(1) The basic earnings per common share calculation for the three and nine months ended September 30, 2000 includes a $0.11 and $0.14 per share gain (excess of book value over repurchase price of preferred stock), respectively, attributable to the repurchase of preferred stock. Such gain is not included in the calculation of diluted earnings per common share for the three and nine months ended September 30, 2000. The gain attributable to the repurchase of preferred stock was not significant in the 1999 periods.

(2) For the purpose of calculating diluted earnings per common share, net earnings ascribed to common shareholders have been adjusted to exclude the gain attributable to the repurchase of preferred stock and to add back dividends attributable to such repurchased preferred stock in the 2000 periods, and the weighted average common shares outstanding have been adjusted to assume conversion of the shares of preferred stock repurchased during the 2000 periods in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force Topic D-53 guidance. The assumed conversion of the outstanding preferred stock is not considered in the calculation of diluted earnings per common share for all periods as the effect is antidilutive.

(4)  Inventories

At September 30, 2000 and December 31, 1999, the components of inventories by major classification were as follows:

                                              September 30,       December 31,
                                                   2000              1999
                                              -------------       ------------
         Raw materials                         $    71,690         $   60,596
         Work in process                            59,907             43,021
         Finished goods                            185,300            157,341
                                               -----------         ----------
            Subtotal                               316,897            260,958
         Reduction of certain
           inventories to LIFO basis               (18,268)           (15,024)
                                               -----------         ----------
         Total inventories                     $   298,629         $  245,934
                                               ===========         ==========

(5)  Income Taxes

The Company's effective income tax rates were 45.5% and 46.5% for the third quarters of 2000 and 1999, respectively, and 45.5% and 46.7% for the first nine months of 2000 and 1999, respectively. Such rates were higher than the statutory U.S. federal income tax rate primarily due to the non-deductibility for tax purposes of goodwill amortization and state income taxes.

(6)  Long-Term Debt

At September 30, 2000 and December 31, 1999, the Company's outstanding debt consisted primarily of borrowings that were made under the Credit Agreements described below, the 10-year 6.95% senior notes due May 2009 (the "Senior Notes"), the 7-year 5.625% euro notes due July 2006 (the "Euro Notes").

The Company's two principal credit agreements (as amended, the "Credit Agreements") are a 5-year revolving credit facility that expires on March 30, 2003 (included in long-term debt) and a 364-day revolving credit facility that expires on March 26, 2001 (included in short-term borrowings). The Company can borrow up to $900,000 in the aggregate under the Credit Agreements. As of September 30, 2000 and December 31, 1999, outstanding borrowings were $404,436 and $160,978, respectively, under the 5-year revolving credit facility and $26,258 and $38,342, respectively, under the 364-day revolving credit facility. The Credit Agreements provide that the Company and certain of its subsidiaries may borrow for various purposes, including the refinancing of existing debt, the provision of working capital and other general corporate needs, including acquisitions and capital expenditures. Amounts repaid under the Credit Agreements may be reborrowed from time to time. As of September 30, 2000, facility fees were payable on the total amounts available under the Credit Agreements and amounted to 0.095% and 0.100% per annum under the 5-year revolving credit facility and the 364-day revolving credit facility, respectively.

The Company's obligations under the Credit Agreements bear interest at floating rates. The weighted average interest rate under the Credit Agreements was approximately 6.7% at September 30, 2000 and 6.0% at December 31, 1999. The Company had certain interest rate and currency swaps outstanding at September 30, 2000 and December 31, 1999, related to its obligations under the Credit Agreements. These agreements had the effect of adjusting the interest rates on a portion of such debt. The weighted average interest rate at September 30, 2000 and December 31, 1999 did not change significantly as a result of these derivative financial instruments.

At September 30, 2000, the Company was party to interest rate swaps with an aggregate notional amount of approximately $144,000 with various expiration dates through November 2004 compared to forward-starting interest rate swaps with an aggregate notional amount of approximately $151,000 with various expiration dates through November 2004 at December 31, 1999. The interest rate swaps outstanding as of September 30, 2000 and December 31, 1999 had the effect of converting a portion of the Company's fixed rate debt to variable rate debt at U.S. dollar-denominated rates which ranged from 7.0% to 7.3% at September 30, 2000 and 6.2% to 6.5% at December 31, 1999, and euro-denominated rates which ranged from 5.0% to 5.6% at September 30, 2000 and 3.8% to 4.4% at December 31, 1999.

The Credit Agreements provide for changes in borrowing margins based on financial criteria and the Company's senior unsecured debt ratings. The Credit Agreements, Senior Notes and Euro Notes impose certain limitations on the operations of the Company and certain of its subsidiaries. The Company was in compliance with these requirements as of September 30, 2000.

(7)  Restructuring and Other Charges

The Company's restructuring reserve, which arose primarily out of a restructuring undertaken by the Company during the third quarter of 1998, amounted to $2,241 at September 30, 2000 and $4,996 at December 31, 1999. The components of the restructuring charges, spending and other activity through September 30, 2000 and the remaining reserve balance at September 30, 2000 were as follows:

                                               Employee                   Contract
                                             Termination   Plant/Office  Termination
                                                Costs       Closures        Costs          Total
-------------------------------------------------------------------------------------------------------
Restructuring provision recorded in 1998      $ 39,848      $  2,291      $  1,150       $ 43,289
Payments during 1998                           (14,486)         (729)       (1,150)       (16,365)
-------------------------------------------------------------------------------------------------------
Restructuring reserve at December 31, 1998      25,362         1,562             -         26,924
Payments during 1999                           (21,392)         (536)            -        (21,928)
-------------------------------------------------------------------------------------------------------
Restructuring reserve at December 31, 1999       3,970         1,026             -          4,996
Payments during 2000                            (2,393)         (362)            -         (2,755)
-------------------------------------------------------------------------------------------------------
Restructuring reserve at September 30, 2000   $  1,577      $    664      $      -       $  2,241
-------------------------------------------------------------------------------------------------------

The cash outlays include primarily severance and other personnel-related costs, costs of terminating leases, and facilities and equipment disposition costs. As of September 30, 1998, in connection with the restructuring, the Company planned to eliminate approximately 750 positions or approximately 5% of its workforce, of which 746 positions had been eliminated as of September 30, 2000. All restructuring actions were substantially completed as of September 30, 2000. The remaining reserves of $2,241 are related principally to outstanding employee severance obligations and lease termination costs that are expected to be completed during 2000 and to a limited extent in later years.

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

                                                            For the                         For the
                                                      Three Months Ended               Nine Months Ended
                                                         September 30,                   September 30,
                                                   ---------------------------    -----------------------------
                                                      2000           1999(1)          2000            1999(1)
---------------------------------------------------------------------------------------------------------------
Net sales
 Food Packaging                                    $ 452,215      $   434,486     $ 1,320,914      $  1,280,047
 Protective and Specialty Packaging                  294,645          280,269         874,076           808,766
---------------------------------------------------------------------------------------------------------------
 Total                                             $ 746,860      $   714,755     $ 2,194,990      $  2,088,813
---------------------------------------------------------------------------------------------------------------
Operating profit
 Food Packaging                                    $  66,387      $    68,625     $   206,948      $    207,653
 Protective and Specialty
   Packaging                                          61,983           62,928         184,056           174,213
---------------------------------------------------------------------------------------------------------------
 Total segments                                      128,370          131,553         391,004           381,866
 Corporate operating expenses(2)                     (18,164)         (17,348)        (52,511)          (53,548)
---------------------------------------------------------------------------------------------------------------
 Total                                             $ 110,206      $   114,205     $   338,493      $    328,318
---------------------------------------------------------------------------------------------------------------
Depreciation and amortization
 Food Packaging                                    $  27,562      $    27,432     $    82,063      $     82,175
 Protective and Specialty
   Packaging                                          14,599           16,376          44,276            47,833
---------------------------------------------------------------------------------------------------------------
 Total segments                                       42,161           43,808         126,339           130,008
 Corporate (including goodwill amortization)          13,124           12,117          38,235            37,863
---------------------------------------------------------------------------------------------------------------
 Total                                             $  55,285      $    55,925     $    164,574     $    167,871
---------------------------------------------------------------------------------------------------------------

(1) Certain prior period amounts have been reclassified to conform to the current year's presentation.
(2) Includes goodwill amortization of $12,900 and $12,278 for the three months ended September 2000 and 1999, respectively, and $37,591 and $36,860 for the nine months ended September 2000 and 1999, respectively.

(9)  Acquisitions

During the first nine months of 2000, the Company made several small acquisitions, including the acquisition of Dolphin Packaging plc during the third quarter 2000. These transactions, which were carried out in exchange for cash in the aggregate amount of approximately $177,000 were accounted for as purchases and resulted in goodwill of approximately $100,000. Such transactions did not have a significant impact on the Company's net earnings for the periods presented.

Management's Discussion and Analysis of Results of Operations and Financial Condition

     Net sales for the third quarter of 2000 increased 4% to $746,860,000 compared with $714,755,000 for the third quarter of 1999. For the nine-month period, the Company's net sales increased 5% to $2,194,990,000 compared with net sales of $2,088,813,000 in the 1999 period. The increase in net sales for the third quarter was primarily due to higher unit volume, the added net sales of several acquired businesses and, to a lesser extent, higher average selling prices for certain of the Company's products. Excluding the negative effect of foreign currency translation, net sales would have increased 8% compared with the third quarter of 1999. Excluding both the negative effect of foreign currency translation and the impact of acquisitions, net sales would have increased 4% compared with the third quarter of 1999. The increase in net sales for the first nine months of 2000 was due primarily to higher unit volume and, to a lesser extent, the added net sales of several acquired businesses and higher average selling prices for certain of the Company's products. Excluding the negative impact of foreign currency translation, net sales would have increased by 8% compared with the first nine months of 1999.

     Net sales from domestic operations increased approximately 5% and 7% compared with the third quarter and first nine months of 1999, respectively, primarily due to increased unit volume and, to a lesser extent, higher average selling prices for certain of the Company's products in both periods.

     Net sales from foreign operations represented approximately 45% of the Company's total net sales in both the third quarter of 2000 and the third quarter of 1999, and 45% and 46% in the first nine months of 2000 and 1999, respectively. Net sales from foreign operations in the third quarter of 2000 increased approximately 4% compared with the third quarter of 1999, primarily due to increased unit volume and the added net sales of several acquired businesses, partially offset by the negative impact of foreign currency translation. Net sales from foreign operations in the first nine months of 2000 increased approximately 3% compared with the first nine months of 1999, primarily due to increased unit volume, and, to a lesser extent, the added net sales of several acquired businesses, partially offset by the negative impact of foreign currency translation.

     Net sales of the Company's food packaging products segment, which consists primarily of the Company's Cryovac(R) food packaging products and Dri-Loc(R) absorbent pads, increased approximately 4% for the third quarter and 3% for the first nine months of 2000 compared with the respective 1999 periods. The increase in the third quarter of 2000 was primarily due to the added net sales of several acquired businesses and, to a lesser extent, higher unit volume and higher average selling prices for certain of the segment's products. The increase in the first nine months of 2000 was due to higher unit volume and, to a lesser extent, the added net sales of several acquired businesses and higher average selling prices for certain of the segment's products. Excluding the negative effect of foreign currency translation, net sales of this segment would have increased by 8% for the third quarter and 7% for the first nine months of 2000 compared with the respective 1999 periods. Excluding both the negative effect of foreign currency and the impact of acquisitions, net sales would have increased by 4% and 5% for the third quarter and the first nine months of 2000, respectively, compared to the respective 1999 periods.

     Net sales of the Company's protective and specialty packaging segment, which consists primarily of Instapak(R) chemicals and equipment, Cryovac(R) performance shrink films, air cellular and polyethylene foam surface protection and cushioning materials and protective and durable mailers and bags, increased approximately 5% for the third quarter and 8% for the first nine months of 2000 compared to the respective 1999 periods. The increases in both periods were due primarily to higher unit volume and, to a lesser extent, the added net sales of several small acquired businesses. Excluding the negative effect of foreign currency translation, net sales of this segment would have increased by 8% for the third quarter and 11% for the first nine months of 2000 compared with the respective 1999 periods.

     Gross profit as a percentage of net sales was 33.9% for the third quarter and 34.9% for the first nine months of 2000 compared to 36.0% for the third quarter of 1999 and 36.2% for the first nine months of 1999. The decrease in gross profit as a percentage of net sales for the third quarter of 2000 was primarily due to certain higher raw material costs and, to a limited extent, charges in the U.K. related to a factory realignment and rationalization and inclusion of the operating results of the newly acquired Dolphin Packaging plc business, which was acquired in early August 2000. The decrease in gross profit as a percentage of net sales for the first nine months of 2000 was primarily due to higher raw material costs.

     Marketing, administrative and development expenses and goodwill amortization as a percentage of net sales were 19.2% for the third quarter of 2000 compared to 20.0% for the 1999 period and were 19.4% for the first nine months of 2000 compared to 20.5% for the 1999 period. As in the third quarter and first nine months of 1999, the Company continued to incur information system costs related to implementation of its enterprise resource planning system.

     Other expense, net, declined compared to the third quarter and first nine months of 1999. Interest expense increased to $17,082,000 and $44,093,000 for the third quarter and first nine months of 2000, respectively, compared to $14,631,000 and $44,088,000 for the comparable 1999 periods. The increase in interest expense was primarily due to additional borrowings made in connection with business acquisitions and stock repurchases made under the Company's stock repurchase program. The increased interest expense was more than offset by the receipt of a $10,000,000 fee from a third party for the assignment of a pre-existing contract during the third quarter of 2000. The remaining amount in other expense, net, primarily represents foreign currency exchange losses attributable to the weakness of foreign currencies, particularly the euro, relative to the U.S. dollar.

     The Company's effective income tax rate was 45.5% in the third quarter and first nine months of 2000 and 46.5% and 46.7% in the third quarter and the first nine months of 1999, respectively. These rates are higher than the applicable statutory U.S. Federal income tax rate primarily due to the non-deductibility for tax purposes of goodwill amortization and to state income taxes. The Company expects that its effective tax rate will remain higher than statutory rates for 2000.

     As a result of the above, the Company recorded net earnings of $54,714,000 for the third quarter of 2000 and $163,528,000 for the first nine months of 2000 compared to net earnings of $53,712,000 and $151,518,000 for the respective 1999 periods.

     Basic earnings per common share were $0.57 and diluted earnings per common share were $0.46 for the third quarter of 2000, and basic and diluted earnings per common share were $0.43 for the third quarter of 1999. Basic earnings per common share were $1.50 and diluted earnings per common share were $1.36 for the first nine months of 2000, and basic and diluted earnings per common share were $1.17 for the first nine months of 1999. The basic earnings per common share calculation for the quarter and nine months ended September 30, 2000 includes an $0.11 and $0.14 per share gain, respectively, attributable to the repurchase of preferred stock. Such gain is not included in the calculation of diluted earnings per common share. Gains attributable to the repurchase of preferred stock were not significant in the respective 1999 periods. The diluted earnings per common share for the third quarter and first nine months of 2000 is calculated assuming the conversion of the shares of preferred stock repurchased during the period in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force Topic D-53 guidance. The Company's preferred stock is convertible into shares of its common stock at a rate of approximately 0.885 share of common stock for each share of preferred stock. The effect of the conversion of the Company's outstanding convertible preferred stock is not considered in the calculation of diluted earnings per common share in the third quarter and first nine months of 2000 and the respective 1999 periods because it would be antidilutive.

Liquidity and Capital Resources

     The Company's principal sources of liquidity are cash flows from operations and amounts available under the Company's existing lines of credit, including principally the Credit Agreements described below.

     Net cash provided by operating activities amounted to $260,728,000 and $310,719,000 in the first nine months of 2000 and 1999, respectively. The decrease in operating cash flows for the first nine months of 2000 was primarily due to changes in operating assets and liabilities in the ordinary course of business.

     Net cash used in investing activities amounted to $256,807,000 in the first nine months of 2000 compared to $59,204,000 in the 1999 period. The change in the first nine months of 2000 compared to the 1999 period was primarily due to the higher level of capital expenditures and several small acquisitions in 2000, including the acquisition of Dolphin Packaging plc during the third quarter of 2000. Capital expenditures were $81,262,000 in the 2000 period and $51,145,000 in the 1999 period. The Company currently anticipates that capital expenditures for the full year of 2000 will be in the range of $110,000,000 to $125,000,000.

     Net cash used in financing activities declined to $20,513,000 in the first nine months of 2000 compared with $220,910,000 in the first nine months of 1999. In the 2000 period, the Company incurred net borrowings of $264,241,000, while in the first nine months of 1999, the Company made net debt repayments of $148,986,000. The borrowings made in the 2000 period were incurred to finance a portion of the cost of the acquisitions made in the first nine months of the year as well as repurchases of the Company's outstanding convertible preferred stock and common stock. During the first nine months of 2000, the Company repurchased approximately 4,516,000 shares of its preferred stock and 409,000 shares of its common stock at a cost of approximately $214,073,000 and $19,468,000, respectively. These repurchases were made under the Company's share repurchase program, as authorized by its Board of Directors. As of November 2, 2000, the total number of shares of preferred stock and common stock authorized to be repurchased under this program was the equivalent of approximately 16,977,000 shares of common stock on an as-converted basis, of which approximately 6,234,000 had been repurchased, leaving the equivalent of approximately 10,744,000 shares of common stock on an as-converted basis available for repurchase under this program. During the first nine months of 2000, the Company made several acquisitions, including the acquisition of Dolphin Packaging plc during the third quarter of 2000. These transactions, which were affected in exchange for cash in the aggregate amount of approximately $177,000,000, were accounted for as purchases.

     At September 30, 2000, the Company had working capital of $263,333,000 or 7% of total assets, compared to working capital of $221,130,000, or 6% of total assets, at December 31, 1999. The increase in working capital was primarily due to increases in accounts receivable and inventory and decreases in accounts payable, partially offset by increases in short-term borrowings, primarily under the Credit Agreements, and increases in income taxes payable.

     The Company's ratio of current assets to current liabilities (current ratio) was 1.4 at September 30, 2000 and December 31, 1999. The Company's ratio of current assets less inventory to current liabilities (quick ratio) was 0.9 at September 30, 2000 and 1.0 at December 31, 1999.

     At September 30, 2000 and December 31, 1999, debt consisted primarily of borrowings that were made under the Credit Agreements described below, the 10-year 6.95% senior notes due May 2009 (the "Senior Notes") and the 7-year 5.625% euro notes due July 2006 (the "Euro Notes").

     The Company's two principal credit agreements (as amended, the "Credit Agreements") are a 5-year revolving credit facility that expires on March 30, 2003 (included in long-term debt) and a 364-day revolving credit facility that expires on March 26, 2001 (included in short-term borrowings). The Company can borrow up to $900,000,000 in the aggregate under the Credit Agreements. As of September 30, 2000 and December 31, 1999, outstanding borrowings were $404,436,000 and $160,978,000, respectively, under the 5-year revolving credit facility and $26,258,000 and $38,342,000, respectively, under the 364-day revolving credit facility. The Credit Agreements provide that the Company and certain of its subsidiaries may borrow for various purposes, including the refinancing of existing debt, the provision of working capital and other general corporate needs, including acquisitions and capital expenditures. Amounts repaid under the Credit Agreements may be reborrowed from time to time. As of September 30, 2000, facility fees were payable on the total amounts available under the Credit Agreements and amounted to 0.095% and 0.100% per annum under the 5-year revolving credit facility and the 364-day revolving credit facility, respectively.

     The Company's obligations under the Credit Agreements bear interest at floating rates. The weighted average interest rate under the Credit Agreements was approximately 6.7% at September 30, 2000 and 6.0% at December 31, 1999. The Company had certain interest rate and currency swaps outstanding at September 30, 2000 and December 31, 1999, related to its obligations under the Credit Agreements. These agreements had the effect of adjusting the interest rates on a portion of such debt. The weighted average interest rate at September 30, 2000 and December 31, 1999 did not change significantly as a result of these derivative financial instruments.

     At September 30, 2000, the Company was party to interest rate swaps with an aggregate notional amount of approximately $144,000,000 with various expiration dates through November 2004 compared to forward-starting interest rate swaps with an aggregate notional amount of approximately $151,000,000 with various expiration dates through November 2004 at December 31, 1999. The interest rate swaps outstanding as of September 30, 2000 and December 31, 1999 had the effect of converting a portion of the Company's fixed rate debt to variable rate debt at U.S. dollar-denominated rates which ranged from 7.0% to 7.3% at September 30, 2000 and 6.2% to 6.5% at December 31, 1999, and euro-denominated rates which ranged from 5.0% to 5.6% at September 30, 2000 and 3.8% to 4.4% at December 31, 1999.

     The Credit Agreements provide for changes in borrowing margins based on financial criteria and the Company's senior unsecured debt ratings. The Credit Agreements, Senior Notes and Euro Notes impose certain limitations on the operations of the Company and certain of its subsidiaries. The Company was in compliance with these requirements as of September 30, 2000.

     At September 30, 2000, the Company had available lines of credit, including those available under the Credit Agreements, of approximately $1.2 billion of which approximately $650 million were unused.

     The Company's shareholders' equity was $677,123,000 at September 30, 2000 compared to $551,030,000 at December 31, 1999. Shareholders' equity increased in the first nine months of 2000 due to the Company's net earnings of $163,528,000 and the excess of book value over repurchase price of $11,725,000 recognized in connection with the preferred stock repurchases, which were partially offset by preferred stock dividends of $50,090,000 and by an additional foreign currency translation adjustment of $10,487,000.

Other Matters

Quantitative and Qualitative Disclosures about Market Risk

     For a discussion of market risks at December 31, 1999, refer to "Management's Discussion and Analysis of Results of Operations and Financial Condition - Quantitative and Qualitative Disclosures about Market Risk" in the Company's 1999 Annual Report to Stockholders, which was included as a portion of
Exhibit 13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Interest Rates

     The Company uses interest rate swaps to manage its exposure to fluctuations in interest rates. The Company also uses interest rate collars to reduce its exposure to fluctuations in the rate of interest by limiting interest rates to a given range. At September 30, 2000, the Company had interest rate swaps that had the effect of converting a portion of the Company's fixed rate debt to variable rate debt, and an interest rate collar agreement, maturing at various dates through November 2004, with a combined aggregate notional amount of approximately $152,000,000 compared with forward-starting interest rate swaps and an interest rate collar agreement with a combined aggregate notional amount of approximately $159,000,000 at December 31, 1999.

     At September 30, 2000, the carrying value of the Company's total debt was $1,060,984,000 of which approximately $477,465,000 was fixed rate debt. At December 31, 1999, the carrying value of the Company's total debt was $824,677,000 of which $502,244,000 was fixed rate debt.

Foreign Exchange Contracts

     The Company uses interest rate and currency swaps to limit foreign exchange exposure and limit or adjust interest rate exposure by swapping certain borrowings in U.S. dollars for borrowings denominated in foreign currencies. At September 30, 2000 and December 31, 1999, the Company had interest rate and currency swap agreements, maturing through March 2002, with an aggregate notional amount of approximately $6,874,000 and $5,000,000, respectively.

     The Company uses foreign currency forwards to fix the amount payable on certain transactions denominated in foreign currencies. At September 30, 2000, the Company had foreign currency forward agreements, maturing through June 2001, with an aggregate notional amount of approximately $25,000,000. At December 31, 1999, the Company did not have any material foreign currency forward contracts outstanding.

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

     The Company believes that it will be euro compliant by January 1, 2002. The Company has implemented plans to accommodate euro-denominated transactions and to handle euro payments with third party customers and suppliers in the participating countries. The Company plans to meet the requirement to convert statutory and reporting currencies to the euro by acquiring and installing new financial software systems. If there are delays in such installation, the Company plans to pursue alternate means to convert statutory and reporting currencies to the euro by 2002. The Company expects that its foreign currency exposures have been reduced as a result of the alignment of legacy currencies. The Company believes that all material contracts and sales agreements requiring conversion will be converted to euros prior to January 1, 2002.

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

Recently Issued Statements of Financial Accounting Standards

     In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133." This Statement defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, which the Company expects to adopt beginning January 1, 2001, establishes accounting and operating standards for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts. The potential impact, if any, of SFAS Nos. 138 and 133 on the Company's Consolidated Financial Statements is contingent on the financial market conditions at January 1, 2001 and actions taken by the Company regarding its derivative instruments through December 31, 2000. Based on current financial market conditions, the impact of implementing SFAS Nos. 138 and 133 is not expected to be material to the Company's Consolidated Financial Statements.

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

     While the Company is not aware that any of the factors listed below will adversely affect the future performance of the Company, the Company recognizes that it is subject to a number of uncertainties, such as economic, business and market conditions in the geographic areas in which it conducts business, changes in the value of the euro and other foreign currencies against the U.S. dollar, the success of certain information systems projects, factors affecting the customers, industries and markets that use the Company's packaging materials and systems, the development and success of new products, the Company's success in entering new markets and acquiring and integrating new businesses, the timing of capital expenditures, competitive factors, raw material availability and pricing, changes in the Company's relationship with customers and suppliers, litigation and claims (including environmental matters) involving the Company, changes in domestic or foreign laws or regulations, or difficulties related to the euro conversion.

                                     PART II

                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

Exhibit Number    Description
--------------    -----------
     10.1         Contingent Stock Plan of the Company, as amended.

     10.2         Form of Contingent Stock Purchase Agreement - Officer.

     10.3         Form of Compensation Deferral Agreement.

     27           Financial Data Schedule.

     (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the third quarter of 2000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SEALED AIR CORPORATION


Date:  November 13, 2000                     By  s/ Jeffrey S. Warren
                                               -----------------------------
                                               Jeffrey S. Warren
                                               Controller
                                               (Authorized Executive Officer
                                               and Chief Accounting Officer)