Form 10-K405
period 2000-12-31
SEALED AIR CORP/DE
filed 2001-03-23
CIK 1012100

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

    Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------  ---------------------------------------------
Common Stock, par value $0.10 per share        New York Stock Exchange, Inc.
Series A Convertible Preferred Stock, par      New York Stock Exchange, Inc.
value $0.10 per share

                            ------------------------

    Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant on March 21, 2001 was approximately $2,900,000,000.

    The number of outstanding shares of the registrant's Common Stock as of March 21, 2001 was 83,625,503.

    DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's 2000 Annual Report to Stockholders are incorporated by reference into Parts I and II of this Form 10-K. Portions of the registrant's definitive proxy statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into
Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    Sealed Air Corporation (the "Company"), operating through its subsidiaries, is engaged in the manufacture and sale of a wide range of food, protective and specialty packaging products.

    The Company conducts substantially all of its business through two direct wholly owned subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US). These two subsidiaries directly and indirectly own substantially all of the assets of the business and conduct operations themselves and through subsidiaries around the globe. References herein to the Company include, collectively, the Company and its subsidiaries, except where the context indicates otherwise.

SEGMENTS

    The Company operates in two reportable business segments: (i) food packaging products and (ii) protective and specialty packaging products, described more fully below. Information concerning the Company's reportable segments appears in
Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

FOOD PACKAGING PRODUCTS

    The Company's principal food packaging products are its flexible materials and related systems marketed primarily under the Cryovac-Registered Trademark-brand for a broad range of perishable food applications. This segment also includes the Company's rigid packaging and absorbent pads (foam and solid plastic trays and containers for the packaging of a wide variety of food products and absorbent pads used for the packaging of meat, fish and poultry). The products in this segment are primarily sold to food processors, distributors and food service businesses.

FLEXIBLE MATERIALS AND RELATED SYSTEMS

    The Company produces a variety of high-performance proprietary flexible films, bags and associated packaging equipment marketed and sold primarily under the Cryovac-Registered Trademark- brand that are used to package a broad range of perishable foods such as fresh meat, smoked and processed meat, cheese, poultry, processed and prepared foods (including soups and sauces for restaurants and institutions) and produce.

    Cryovac-Registered Trademark- food packaging products include shrink bags, shrink films and laminated films sold for food packaging applications. Shrink bags and films are co-extruded, multi-layered, shrinkable plastic bags and films that, when exposed to heat, mold themselves to the shape of the product. Laminated films are multi-layered, non-shrinkable plastic materials used to package perishable foods and shelf-stable products such as syrups and toppings. Films and bags are sold in barrier and permeable forms, depending on the extent to which it is desirable that oxygen or other gases pass through the material. For fresh-cut produce, the Company produces films that permit gases to pass through at various rates, thereby matching the varying respiration rates of different vegetables and permitting longer shelf life.

    The Company's food packaging equipment offerings include (i) dispensing and loading units to package foods in shrink, vacuum or vacuum skin packages, which can utilize the Company's films and bags; (ii) form-fill-seal units to package foods in pouches, which can be made using the Company's films; (iii) shrink tunnels; (iv) bagging systems; and (v) auxiliary equipment. Systems are marketed to the food processing industry under the Cryovac-Registered Trademark-trademark and other trademarks.

RIGID PACKAGING AND ABSORBENT PADS

    The Company manufactures and sells polystyrene foam and solid plastic trays and containers that are used for the packaging of a wide variety of food products. Supermarkets and food processors use these products to protect and display fresh meat, poultry, produce and other food products. The Company also manufactures and sells absorbent pads used for food packaging, including its Dri-Loc-Registered Trademark-absorbent pads. The Company's trays and pads are often used together. The Company's case ready packaging customers, principally meat and poultry processors, purchase trays, pads and specially designed films and packaging equipment to centrally package meat and poultry products prior to shipment to the supermarket. Case ready packages are virtually ready for the meat case upon arrival at the retail store. During 2000, the Company purchased Dolphin Packaging plc ("Dolphin") to support the Company's case ready packaging business in Europe. In addition to foam and solid plastic trays, Dolphin manufactures and sells containers for customers in the food service, dairy, fruit and salad businesses, among others. The Dolphin acquisition was not material to the Company's consolidated financial statements.

PROTECTIVE AND SPECIALTY PACKAGING PRODUCTS

    The Company's protective and specialty packaging products include its cushioning and surface protection products and certain other products. The Company's protective and specialty packaging products and systems are primarily sold to distributors and manufacturers. The products in this segment enable the end users to provide a high degree of protection in packaging their items, by means of cushioning or surface protection, or a combination thereof, as well as void fill. The Company also offers sterilized medical bags and films for use with medical products.

CUSHIONING AND SURFACE PROTECTION PRODUCTS

    The Company manufactures and markets Bubble Wrap-Registered Trademark- and AirCap-Registered Trademark- air cellular packaging materials, which consist of air encapsulated between two layers of plastic film, each containing a barrier layer to retard air loss, that form a pneumatic cushion to protect products from damage through shock or vibration during shipment. The Company's Cryovac-Registered Trademark- performance shrink films are sold for non-food product display and merchandising applications. These films are used to "shrink-wrap" a wide assortment of industrial and consumer products. The Company's Instapak-Registered Trademark- polyurethane foam packaging systems (which consist of proprietary blends of polyurethane chemicals, high performance polyolefin films and specially designed dispensing equipment) provide protective packaging for a wide variety of products. CelluPlank-Registered Trademark- plank foams and Stratocell-Registered Trademark- laminated polyethylene foams are generally sold by the Company to fabricators and converters. The Company also manufactures thin polyethylene foams in roll and sheet form under the trademarks Cell-Aire-Registered Trademark- and Cellu-Cushion-Registered Trademark-. Korrvu-Registered Trademark- packaging is the Company's suspension and retention product offering. The Company's insulation products are made with foil-faced air cellular materials.

    The Company manufactures and markets Jiffy-Registered Trademark- protective mailers and other durable mailers and bags that are made in several standard sizes and are used for mailing or shipping a wide variety of items. The Company's protective mailers include lightweight, tear-resistant paper mailers marketed under various trademarks, including Jiffylite-Registered Trademark- and Mail Lite-Registered Trademark-, lined with air cellular cushioning material. These products also include the widely used Jiffy-Registered Trademark- padded mailers made from recycled kraft paper padded with macerated recycled newspaper. The Company's durable mailers and bags, made of plastic, are marketed under the ShurTuff-Registered Trademark-, Trigon-Registered Trademark-, Lab
Pak-Registered Trademark-, Keepsafe-TM- and Tuffgard-Registered Trademark- brand names. The Company manufactures recycled kraft, tissue and crepe paper for use as a raw material in the manufacture of the Company's protective mailer and food packaging products. The Company also manufactures and sells paper packaging products under the trademarks Kushion Kraft-Registered Trademark-, Custom Wrap-TM-, Jiffy Packaging-Registered Trademark-, Padwrap-Registered Trademark-and Void Kraft-TM-. In certain foreign countries, the Company produces loose-fill polystyrene packaging for sale to customers in those countries.

    The Company offers inflatable packaging systems, including its Rapid Fill-Registered Trademark- system, which consists of a compact, portable inflator and self-sealing inflatable plastic bags, and its Fill-Air-TM- system, which converts rolls of polyethylene film into continuous perforated chains of air-filled cushions. The Company's innovative VistaFlex-Registered Trademark-inflatable packaging system, which consists of a microprocessor-controlled inflation system and inflatable cushions, produces air-filled cushions designed for each particular packaging application. The Company produces and markets converting systems that convert certain of the Company's packaging materials, including air cellular cushioning materials, thin polyethylene foam and paper packaging materials, into sheets of a pre-selected size and quantity or, for the Company's recycled kraft paper, into paper dunnage material. The Company also offers shrink-wrap equipment for use with shrink films. During 2000, the Company acquired Shanklin Corporation, a leading provider of high-performance shrink film packaging equipment, which complements the Company's broad line of high performance shrink-films. The Shanklin acquisition was not material to the Company's consolidated financial statements.

OTHER PRODUCTS

    The Company manufactures and sells a number of non-packaging products, including specialty adhesive tapes, solar collectors and covers for swimming pools, recycled kraft, tissue and crepe paper, and certain products related to the elimination and neutralization of static electricity.

FOREIGN OPERATIONS

    The Company operates in the United States and in 45 other countries, and its products are distributed in those countries as well as in other parts of the world. In recent years, the Company has extended its protective packaging operations into countries where the Company previously had established food packaging operations, including several European, Latin American and Asia/Pacific countries and South Africa, and has also extended its protective packaging operations into Israel. In maintaining its foreign operations, the Company runs the risks inherent in such operations, including those of currency fluctuations. Information on currency exchange risks is incorporated by reference in Item 7A of this Annual Report on Form 10-K. Financial information about geographic areas, including net sales and total long-lived assets, for each of the years in the three-year period ended December 31, 2000 appears in
Note 3 of the Notes to Consolidated Financial Statements incorporated by reference in Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

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

    To assist its marketing efforts for its protective and specialty packaging products and to provide specialized customer services, the Company maintains packaging laboratories in many of its United States and foreign facilities. These laboratories are staffed by professional packaging engineers and equipped with drop-testing and other equipment used to develop and test cost-effective package designs to meet the particular protective and specialty packaging requirements of each customer.

    The Company has no material long-term contracts for the distribution of its products. In 2000, no customer or affiliated group of customers accounted for as much as 10% of the Company's consolidated net sales.

    Although net sales of both food packaging products and protective and specialty packaging products tend to be slightly higher in the fourth quarter, the Company does not consider seasonality to be a material factor to its consolidated business.

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

    There are a number of competing manufacturers of food packaging products, including companies offering similar products that operate on a global basis, as well as those that operate in a region or single country. Competing manufacturers produce a wide variety of food packaging based on plastic, paper, metals and other materials. The Company believes that it is one of the leading suppliers of flexible food packaging materials and related systems in the principal geographic areas in which it offers those products and one of the leading suppliers of absorbent pads for food products to supermarkets and poultry processors in the United States.

    The Company's protective and specialty packaging products compete with similar products made by others and with a number of other packaging materials that are used to provide protection against damage to the packaged product during its shipment and storage. Competitive materials include various forms of paper packaging products, expanded plastics, corrugated die cuts, loosefill packaging materials, strapping, envelopes, reinforced bags, boxes and other containers and various corrugated materials. Heavy-duty applications of the Company's Instapak-Registered Trademark- packaging and its plank and laminated foam products also compete with various types of molded foam plastics, fabricated foam plastics and mechanical shock mounts and with wood blocking and bracing systems. The Company believes that it is one of the leading suppliers of air cellular cushioning materials containing a barrier layer, shrink films for industrial and commercial applications, protective mailers and polyurethane foam packaging systems in the geographic areas in which it sells these products.

RAW MATERIALS

    The raw materials utilized in the Company's operations generally have been readily available on the open market and in most cases are available from several suppliers. Some materials used in the Company's protective packaging products are reprocessed from scrap generated in the Company's manufacturing operations or obtained through participation in recycling programs. The principal raw materials used in the Company's food packaging products include polyolefin and other resins and films, paper and wood pulp products and blowing agents used in foam packaging products. The principal raw materials used in the Company's protective and specialty packaging products include raw materials similar to those used in its food packaging products, as well as polyurethane chemicals. The Company also offers a wide variety of specialized packaging equipment, some of which it manufactures (or has manufactured to its specifications), some of which it assembles and some of which it purchases from other suppliers.

PRODUCT DEVELOPMENT

    The Company maintains a continuing effort to develop new products and improvements to its existing products and processes as well as new packaging and non-packaging applications for its products. From time to time the Company also acquires promising new packaging designs or techniques developed by others and commercializes them. In recent years, the Company has instituted ongoing programs of joint research and development projects combining the technical capabilities of its food packaging operations and its protective and specialty packaging operations. The Company incurred expenses of $54,264,000 related to Company-sponsored research and development in 2000, compared with $56,452,000 during 1999, and $57,524,000 during 1998.

PATENTS AND LICENSES

    The Company is the owner or licensee of a number of United States and foreign patents and patent applications that relate to certain of its products, manufacturing processes and equipment. The Company's patents, licenses and trademarks collectively provide a competitive advantage. No single patent or license alone, however, provides the Company with such an advantage. Rather, the Company believes that its success depends primarily on its marketing, engineering and manufacturing skills and on its ongoing research and development efforts. The Company believes that the expiration or unenforceability of any of such patents, applications or licenses would not be material to the Company's business or financial position.

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

    In some jurisdictions in which the Company's packaging products are sold or used, laws and regulations have been adopted or proposed that seek to regulate, among other things, recycled or reprocessed content, sale or disposal of packaging materials. In addition, customer demand for packaging materials that are viewed as being "environmentally responsible" and that minimize the generation of solid waste continues to evolve. While these issues can be a competitive factor in the marketplace for packaging materials, the Company maintains active programs designed to comply with these laws and regulations, to monitor their evolution, and to meet such customer demand.

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

EMPLOYEES

    At December 31, 2000, the Company had approximately 17,750 employees worldwide.

ITEM 2. PROPERTIES

    The Company's food packaging products are produced in 46 manufacturing facilities (14 in North America, 15 in Europe, 5 in Latin America, 11 in the Asia Pacific region, and 1 in South Africa). Protective and specialty packaging products are produced in 72 manufacturing facilities (32 in North America, 20 in Europe, 6 in Latin America, 12 in the Asia Pacific region, and 2 in South Africa). Several of the Company's manufacturing facilities serve both segments. Certain of these facilities are for converting operations. The Company occupies other facilities containing sales, distribution, technical, warehouse or administrative functions at a number of locations in the United States and in various foreign countries.

    In the United States, the Company's food packaging products are manufactured at facilities in California, Indiana, Iowa, Missouri, New York, North Carolina, Pennsylvania, South Carolina and Texas.

Its protective and specialty packaging products are manufactured at facilities in California, Connecticut, Georgia, Illinois, Indiana, Massachusetts, Mississippi, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Texas and Washington. Because of the light but voluminous nature of the Company's air cellular, polyethylene foam and protective mailer products, significant freight savings may be realized by locating manufacturing facilities for these products near customers. To realize the benefit of such savings, the Company has facilities for manufacturing these products in various locations in proximity to customers.

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

ITEM 3. LEGAL PROCEEDINGS

    On March 31, 1998, the Company completed a multi-step transaction (the "Cryovac Transaction"). As part of that transaction, the Cryovac packaging business ("Cryovac"), held by various direct and indirect subsidiaries of the Company, was separated from the remaining business, and the Company and one of its subsidiaries borrowed approximately $1,260,000,000. The remaining business, which received the borrowed funds referred to in the preceding sentence, was then contributed to a company now known as W. R. Grace & Co. ("New Grace"), whose shares were distributed to the Company's stockholders. As a result, New Grace became a separate publicly owned company. The Company and its subsidiary retained the obligation to repay such borrowed funds. A subsidiary of the Company then merged into the former Sealed Air Corporation ("old Sealed Air"), which changed its name to Sealed Air Corporation (US). References to "Grace" herein refer to the Company and its then subsidiaries before the Cryovac Transaction. The agreements pursuant to which the Cryovac Transaction was carried out are referred to herein as the "Transaction Agreements."

    In connection with the Cryovac Transaction, New Grace and its subsidiaries retained all liabilities of Grace, whether accruing or occurring before or after the Cryovac Transaction, other than liabilities arising from or relating to Cryovac's operations. The liabilities retained by New Grace include, among others, liabilities relating to asbestos-containing products previously manufactured or sold by Grace subsidiaries, including its primary U.S. operating subsidiary, which has operated for decades and has been a subsidiary of New Grace since the Cryovac Transaction. The Transaction Agreements provided that, should any claimant seek to hold the Company, including any of its subsidiaries, responsible for liabilities of New Grace or its subsidiaries, including such asbestos-related liabilities, New Grace and its subsidiaries would indemnify and defend the Company.

    Since the beginning of 2000, the Company has been served with a number of lawsuits alleging that, as a result of the Cryovac Transaction, the Company is responsible for alleged asbestos liabilities of New Grace and its subsidiaries, certain of which are also named as co-defendants in these actions. As of March 21, 2001, pending actions include eight purported class action lawsuits and thirteen personal injury lawsuits. These cases are all in the pre-trial stage, and none has been resolved through judgment, settlement or otherwise. The purported class action lawsuits include the following:

    TENNISON V. W. R. GRACE & COMPANY, ET AL., filed in February 2000 and pending in the U.S. District Court, District of Montana, Missoula Division. The relief sought includes environmental remediation and restoration, property damages and punitive damages arising from vermiculite mining and processing operations formerly owned and operated by Grace in Libby, Montana that allegedly resulted in asbestos contamination of the surrounding area. The putative class consists of owners of improved private properties within a 12 mile radius of the courthouse in Libby, Montana.

    GRENFELL V. W. R. GRACE & COMPANY, ET AL., filed in February 2000 and pending in the Multidistrict Litigation (MDL) 875 in the U.S. District Court, Eastern District of Pennsylvania. The relief sought includes medical monitoring and punitive damages arising from alleged asbestos-contaminated vermiculite mining and processing operations formerly owned and operated by Grace in Libby, Montana. The putative class consists of residents and former residents who lived, for at least one year since 1930, within a 12 mile radius of the courthouse in Libby, Montana, and employees who worked for at least one year at the local vermiculite processing plant and members of their households.

    BARBANTI V. W. R. GRACE & COMPANY-CONN., ET AL., filed in March 2000 and pending in the Superior Court, State of Washington, County of Spokane. The relief sought includes identification of affected properties, notification of class members, a remediation fund, punitive damages and other relief. The complaint is brought on behalf of owners or occupiers of real property located in the State of Washington in which Zonolite Attic Insulation has been installed and alleges that such insulation contains asbestos-contaminated vermiculite. Although the class has been certified, New Grace and the Company have requested discretionary appellate review of the class certification ruling.

    PRICE V. W. R. GRACE & COMPANY, ET AL., filed in April 2000, and HUNTER V.
    W. R. GRACE & COMPANY, ET AL., filed in July 2000, both of which are pending in MDL 1376 in the U.S. District Court, District of Massachusetts. In both cases, the purported class consists of owners or occupiers of real property located in the United States in which Zonolite Attic Insulation has been installed. The relief sought includes identification of affected properties, notification to purported class members, funds for research, a remediation program, punitive damages and other relief.

    CHAKARIAN V. W. R. GRACE & COMPANY, ET AL., filed in May 2000 and pending in the MDL 875 in the U.S. District Court, Eastern District of Pennsylvania. The purported class consists of all employees who worked for three months or more at any Grace plant that processed vermiculite and members of their households. The relief sought includes medical monitoring, research funds, and warnings to the purported class.

    MCMURCHIE V. W. R. GRACE & COMPANY-CONN., ET AL., filed October 2000 and pending in the District Court, Fourth Judicial District, County of Hennepin, Minnesota. The purported class consists of owners or occupiers of real property located in the State of Minnesota in which vermiculite attic insulation has been installed. The relief sought includes identification of affected properties, warnings to the purported class, research funds, and other relief.

    ABNER, ET AL., V. W. R. GRACE & COMPANY, ET AL., filed in September 2000 and pending in the Superior Court of California, County of San Francisco. The purported class consists of all persons who have lawsuits on file in the United States that are pursuing unsatisfied personal injury or wrongful death claims against any of the defendants based on asbestos exposure. Other defendants include New Grace and related companies, Merrill Lynch, Pierce, Fenner & Smith Inc., Credit Suisse First Boston Corp., National Medical Care, Inc., and Fresenius Medical Care, Inc., and related companies. The plaintiffs allege that the Cryovac Transaction and an earlier 1996 transaction between Grace and Fresenius AG constitute fraudulent conveyances, result from civil conspiracies and constitute unfair business practices. Relief sought includes an accounting for all transfers of assets of Grace and proceeds from the distribution of such assets and receipt of fees in connection with such transactions, a declaration that both transactions were fraudulent transfers, establishment of a constructive trust on all assets transferred in such transactions and a determination that the defendants are jointly and severally responsible for damages equal to the full fair market value of all assets transferred in connection with such transactions, among other remedies.

Plaintiffs in the personal injury lawsuits seek damages for personal injury or wrongful death related to alleged exposures to asbestos-containing products. While the allegations that are directed to the Company in all of the cases mentioned above vary, these actions all appear to allege that the Cryovac Transaction was a fraudulent transfer or gave rise to successor liability.

    In addition, the Company has been advised that plaintiffs in a substantial number of Ohio state court asbestos-related personal injury lawsuits have been granted permission to amend their complaints to add the Company as an additional defendant. However, the Company has not been served in any of such actions and lacks further information about these actions.

    The Company believes that it is well-positioned to defend the allegations against it in any asbestos-related actions. Neither old Sealed Air nor Cryovac has ever produced or sold any asbestos-containing products. To the extent that the Company is named in any asbestos-related actions, the Company intends to defend its interests vigorously. However, an adverse outcome could have a material adverse effect on the Company's results of operations or consolidated financial position. While it is not possible to predict the outcome of any litigation, based on the facts known to the Company, the Company does not believe that an adverse outcome is probable. Thus, in accordance with generally accepted accounting principles, the Company has not recorded any liability in its financial statements for these actions.

    The Company's legal defense costs to date (including costs paid by New Grace under the Transaction Agreements) have not been material. In late January 2001, New Grace announced that it was reviewing the strategic and operating issues associated with continuing to defend asbestos litigation through the court system versus seeking a resolution of such litigation through reorganization under Chapter 11 of the U.S. Bankruptcy Code. If New Grace were to file under Chapter 11 of the Bankruptcy Code, that would not alter the Company's views expressed in the preceding paragraph. However, if New Grace files under Chapter 11 or fails to indemnify and defend the Company, the Company could incur additional asbestos-related costs that could become material to the Company's results of operations or consolidated financial position.

    The Company's worldwide operations are subject to environmental laws and regulations which, among other things, impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company reviews the effects of environmental laws and regulations on its operations and believes that it is in substantial compliance with all material applicable environmental laws and regulations.

    At December 31, 2000, the Company was a party to, or otherwise involved in, several federal and state government environmental proceedings and private environmental claims for the cleanup of Superfund or other sites. The Company may have potential liability for investigation and clean up of certain of such sites. At most of such sites, numerous companies, including either the Company or one of its predecessor companies, have been identified as potentially responsible parties ("PRPs") under Superfund or related laws. It is the Company's policy to provide for environmental cleanup costs if it is probable that a liability has been incurred and if an amount which is within the estimated range of the costs associated with various alternative remediation strategies is reasonably estimable, without giving effect to any possible future insurance proceeds. As assessments and cleanups proceed, these liabilities are reviewed periodically and adjusted as additional information becomes available. At December 31, 2000, such environmental related provisions were not material. While it is often difficult to estimate potential liabilities and the future impact of environmental matters, based upon the information currently available to the Company and its experience in dealing with such matters, the Company believes that its potential future liability with respect to such sites is not material to the Company's results of operations or consolidated financial position.

    The Company is also involved in various other legal actions incidental to its business. Company management believes, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on the Company's results of operations or consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The information appearing in the table below sets forth the current position or positions held by each executive officer of the Company, his or her age as of March 15, 2001, the year in which he or she was first elected to the position currently held with the Company or with old Sealed Air (as indicated in the footnote to the table), and the year in which he or she was first elected an officer of the Company or of old Sealed Air (as indicated in the footnote to the table).

    All of the Company's officers serve at the pleasure of the Board of Directors. All officers have been employed by the Company or its subsidiaries for more than five years except for Mr. Van Riper, who was elected Senior Vice President and Chief Financial Officer of the Company effective July 1, 1998. Previously Mr. Van Riper was a partner in the accounting firm of KPMG LLP, which was the independent auditor for old Sealed Air for many years prior to the Cryovac Transaction and has acted as the independent auditor for the Company since the Cryovac Transaction. There are no family relationships among any of the Company's officers or directors.

                      NAME AND                          AGE AS OF      FIRST ELECTED TO    FIRST ELECTED
                  CURRENT POSITION                    MARCH 15, 2001   CURRENT POSITION*    AN OFFICER*
----------------------------------------------------  --------------   -----------------   -------------
William V. Hickey...................................        56               2000               1980
  President, Chief Executive Officer and Director

Robert A. Pesci.....................................        55               1997               1990
  Senior Vice President

Daniel S. Van Riper.................................        60               1998               1998
  Senior Vice President and Chief Financial Officer

Jonathan B. Baker...................................        48               1994               1994
  Vice President

James A. Bixby......................................        57               1990               1990
  Vice President

Mary A. Coventry....................................        47               1994               1994
  Vice President

Jean-Luc Debry......................................        55               1992               1992
  Vice President

James P. Mix........................................        49               1994               1994
  Vice President

Manuel Mondragon....................................        51               1999               1999
  Vice President

J. Stuart K. Prosser................................        55               1999               1999
  Vice President

Abraham N. Reichental...............................        44               1994               1994
  Vice President

Hugh L. Sargant.....................................        52               1999               1999
  Vice President

Horst Tebbe.........................................        60               1998               1986
  Vice President

Alan S. Weinberg....................................        59               1998               1998
  Vice President

Tod S. Christie.....................................        42               1999               1999
  Treasurer

Jeffrey S. Warren...................................        47               1996               1996
  Controller

H. Katherine White..................................        55               1998               1996
  General Counsel and Secretary

------------------------

* Messrs. Christie, Mondragon, Prosser, Sargant, Van Riper and Weinberg were first appointed to executive officer positions after the Cryovac Transaction. All other persons listed in the table were executive officers of old Sealed Air prior to the Cryovac Transaction.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information appearing under the caption "Capital Stock Information" in the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    The information appearing under the caption "Selected Financial Data" in the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The information appearing under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information appearing under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition--Quantitative and Qualitative Disclosures about Market Risk" in the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Consolidated Financial Statements and Schedule on page F-2 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Part of the information required in response to this Item is set forth in
Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant," and the balance will be set forth in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders under the captions "Information Concerning Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance." All such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required in response to this Item will be set forth in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders under the captions "Directors' Compensation," "Summary Compensation Table" and "Compensation Committee Interlocks and Insider Participation." Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required in response to this Item will be set forth in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders under the caption "Voting Securities." Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required in response to this Item will be set forth in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders under the caption "Summary Compensation Table." Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS A PART OF THIS ANNUAL REPORT ON FORM 10-K:

    (i) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

    See Index to Consolidated Financial Statements and Schedule on page F-2 of this Annual Report on Form 10-K.

    (ii)  EXHIBITS

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
    2.1                 Distribution Agreement dated as of March 30, 1998 among the
                        Company, W. R. Grace & Co.-Conn. ("Grace-Conn."), and New
                        Grace. [Exhibit 2.2 to the Company's Current Report on Form
                        8-K, Date of Report March 31, 1998, File No. 1-12139, is
                        incorporated herein by reference.]

    3.1                 Amended and Restated Certificate of Incorporation of the
                        Company as currently in effect.

    3.2                 Amendments to the Certificate of Incorporation, effective
                        December 28, 2000.

    3.3                 Amended and Restated By-Laws of the Company as currently in effect.

    3.4                 Amendments to the By-Laws of the Company, effective
                        November 2, 2000.

    3.5                 Amendment to the By-Laws of the Company, effective February
                        8, 2001.

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

   10.3                 Restricted Stock Plan for Non-Employee Directors of the
                        Company. [Annex E to the Company's Proxy Statement for the
                        1998 Annual Meeting of Stockholders is incorporated herein by reference.]*

   10.4                 Grace 1996 Stock Incentive Plan, as amended.[Exhibit 10.1 to the Quarterly Report on Form 10-Q of Grace for the quarter ended March 31, 1997, File No. 1-12139, is incorporated
                        herein by reference.]*

   10.5                 Grace 1994 Stock Incentive Plan, as amended.[Exhibit 10.6 to the Current Report on Form 8-K filed October 10, 1996 of
                        Grace, File No. 1-12139, is incorporated herein by
                        reference.]*

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
   10.6                 Grace 1989 Stock Incentive Plan, as amended. [Exhibit 10.5 to the Current Report on Form 8-K filed October 10, 1996 of
                        Grace, File No. 1-12139, is incorporated herein by
                        reference.]*

   10.7                 Grace 1986 Stock Incentive Plan, as amended. [Exhibit 10.4 to the Current Report on Form 8-K filed October 10, 1996 of
                        Grace, File No. 1-12139, is incorporated herein by
                        reference.]*

   10.8                 Form of Contingent Stock Purchase Agreement--Section 162(m)
                        Officer.*

   10.9                 Form of Contingent Stock Purchase Agreement--Officer.
                        [Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
                        for the quarter ended September 30, 2000, File No. 1-12139, is incorporated herein by reference.]*

   10.10                Form of Restricted Stock Purchase Agreement.[Exhibit 4.4 to
                        the Company's Registration Statement on Form S-8,
                        Registration No. 333-59195, is incorporated herein by
                        reference.]*

   10.11                Global Revolving Credit Agreement (5-year) dated as of March
                        30, 1998 among the Company, certain of its subsidiaries
                        including Cryovac, Inc., ABN AMRO Bank N.V., Bankers Trust
                        Company, Bank of America National Trust and Savings
                        Association, NationsBank, N. A., and the other banks party thereto. [Exhibit 10.3 to the Company's Current Report on
                        Form 8-K, Date of Report March 31, 1998, File No. 1-12139,
                        is incorporated herein by reference.]

   10.12                Global Revolving Credit Agreement (364-day) dated as of
                        March 30, 1998 among the Company, certain of its
                        subsidiaries including Cryovac, Inc., ABN AMRO Bank N.V.,
                        Bankers Trust Company, Bank of America National Trust and
                        Savings Association, NationsBank, N. A., and the other banks party thereto. [Exhibit 10.4 to the Company's Current Report on Form 8-K, Date of Report March 31, 1998, File No.
                        1-12139, is incorporated herein by reference.]

   10.13                First Amendment, dated as of March 16, 1999, to Global
                        Revolving Credit Agreement (5-year), among the Company,
                        certain of the Company's subsidiaries as borrowers and
                        guarantors thereunder, ABN AMRO Bank N.V., as Administrative
                        Agent, and certain other banks party thereto. [Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
                        quarter ended March 31, 1999, File No. 1-12139, is
                        incorporated herein by reference.]

   10.14                First Amendment, dated as of March 16, 1999, to Global
                        Revolving Credit Agreement (364-day), among the Company,
                        certain of the Company's subsidiaries as borrowers and
                        guarantors thereunder, ABN AMRO Bank N.V., as Administrative
                        Agent, and certain other banks party thereto. [Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
                        quarter ended March 31, 1999, File No. 1-12139, is
                        incorporated herein by reference.]

   10.15                Second Amendment, dated as of June 2, 1999, to Global
                        Revolving Credit Agreement (5-year), among the Company,
                        certain of the Company's subsidiaries as guarantors and/ or borrowers thereunder, ABN AMRO Bank N.V., as Administrative
                        Agent, and certain other banks party thereto. [Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
                        quarter ended June 30, 1999, File No. 1-12139, is
                        incorporated herein by reference.]

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
   10.16                Second Amendment, dated as of June 2, 1999, to Global
                        Revolving Credit Agreement (364-day), among the Company,
                        certain of the Company's subsidiaries as guarantors and/or borrowers thereunder, ABN AMRO Bank N.V., as Administrative
                        Agent, and certain other banks party thereto. [Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
                        quarter ended June 30, 1999, File No. 1-12139, is
                        incorporated herein by reference.]

   10.17                Third Amendment, dated as of March 24, 2000, to Global
                        Revolving Credit Agreement (364-day), among the Company,
                        certain of the Company's subsidiaries as borrowers and
                        guarantors thereunder, ABN AMRO Bank N.V., as Administrative
                        Agent, and certain other banks party thereto. [Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
                        quarter ended March 31, 2000, File No. 1-12139, is
                        incorporated herein by reference.]

   10.18                Agreement dated as of April 6, 1999, between the Company and
                        J. Gary Kaenzig, Jr. [Exhibit 10.3 to the Company's
                        Quarterly Report on Form 10-Q for the quarter ended June 30,
                        1999, File No. 1-12139, is incorporated herein by
                        reference.]*

   10.19                Consulting Agreement, dated as of February 29, 2000, between the Company and T. J. Dermot Dunphy. [Exhibit 10.1 to the
                        Company's Quarterly Report on Form 10-Q for the quarter
                        ended March 31, 2000, File No. 1-12139 is incorporated
                        herein by reference.]*

   10.20 Agreement, dated as of December 13, 2000, between the Company and Leonard R. Byrne.*

   10.21                Sealed Air Corporation Performance-Based Compensation
                        Program, as approved by the Company's stockholders. [Annex A to the Company's Proxy Statement for the 2000 Annual Meeting
                        of Stockholders is incorporated herein by reference.]*

   10.22                Contingent Stock Plan of the Company, as amended. [Exhibit
                        10.1 to the Company's Quarterly Report on Form 10-Q for the
                        quarter ended September 30, 2000, File No. 1-12139 is
                        incorporated herein by reference.]*

   10.23                Form of Compensation Deferral Agreement. [Exhibit 10.3 to
                        the Company's Quarterly Report on Form 10-Q for the Quarter
                        ended September 30, 2000, File No. 1-12139 is incorporated herein by reference.]*

   13                   Portions of the Company's 2000 Annual Report to Stockholders
                        that are incorporated by reference into this Annual Report on Form 10-K.

   21                   Subsidiaries of the Company.

   23                   Consent of KPMG LLP.

------------------------

* Compensatory plan or arrangement of management required to be filed as an exhibit to this report on Form 10-K.

(b) REPORTS ON FORM 8-K:

    The Company furnished the following report under Item 9 of Form 8-K during the fiscal quarter ended December 31, 2000:

DATE OF REPORT                         DISCLOSURE
--------------                         ----------
November 14, 2000                      Item 9 Regulation FD disclosure of a
                                       presentation by executives of the
                                       Company about Sealed Air Corporation.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       SEALED AIR CORPORATION
                                                       (Registrant)
                                                       By             /s/ WILLIAM V. HICKEY
                                                            -----------------------------------------
                                                                        William V. Hickey
Date: March 23, 2001                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

                SIGNATURE                                    TITLE                         DATE
                ---------                                    -----                         ----

By          /s/ WILLIAM V. HICKEY          President, Chief Executive Officer and     March 23, 2001
        ----------------------------         Director (Principal Executive Officer)
              William V. Hickey

By         /s/ DANIEL S. VAN RIPER         Senior Vice President and Chief Financial  March 23, 2001
        ----------------------------         Officer (Principal Financial Officer)
             Daniel S. Van Riper

By          /s/ JEFFREY S. WARREN          Controller (Principal Accounting Officer)  March 23, 2001
        ----------------------------
              Jeffrey S. Warren

By             /s/ HANK BROWN              Director                                   March 23, 2001
        ----------------------------
                 Hank Brown

By           /s/ JOHN K. CASTLE            Director                                   March 23, 2001
        ----------------------------
               John K. Castle

By          /s/ LAWRENCE R. CODEY          Director                                   March 23, 2001
        ----------------------------
              Lawrence R. Codey

By         /s/ T. J. DERMOT DUNPHY         Director                                   March 23, 2001
        ----------------------------
             T. J. Dermot Dunphy

By       /s/ CHARLES F. FARRELL, JR.       Director                                   March 23, 2001
        ----------------------------
           Charles F. Farrell, Jr.

By         /s/ SHIRLEY A. JACKSON          Director                                   March 23, 2001
        ----------------------------
             Shirley A. Jackson

By           /s/ ALAN H. MILLER            Director                                   March 23, 2001
        ----------------------------
               Alan H. Miller

By           /s/ JOHN E. PHIPPS            Director                                   March 23, 2001
        ----------------------------
               John E. Phipps

                             SEALED AIR CORPORATION
                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                    SEALED AIR CORPORATION AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                              PAGE
                                                              ----
Independent Auditors' Report................................    *

Financial Statements:
    Consolidated Statements of Earnings for the years ended
     December 31, 2000, 1999 and 1998.......................    *
    Consolidated Balance Sheets--December 31, 2000 and
     1999...................................................    *
    Consolidated Statements of Equity for the years ended
     December 31, 2000, 1999 and 1998.......................    *
    Consolidated Statements of Cash Flows for the years
     ended December 31, 2000, 1999 and 1998.................    *
    Consolidated Statements of Comprehensive Income for the
     years ended December 31, 2000, 1999 and 1998...........    *
    Notes to Consolidated Financial Statements..............    *

Independent Auditors' Report on Schedule....................  F-3
Consolidated Schedule:
II--Valuation and Qualifying Accounts.......................  F-4

------------------------

* The information required appears on pages 26 through 54 of the Company's 2000 Annual Report to Stockholders and is incorporated by reference into this Annual Report on Form 10-K.

    All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors
Sealed Air Corporation:

Under date of January 25, 2001, we reported on the consolidated balance sheets of Sealed Air Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2000, as contained in the 2000 Annual Report to Shareholders of Sealed Air Corporation. These consolidated financial statements and our report thereon are incorporated by reference in this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP
Short Hills, New Jersey
January 25, 2001

SEALED AIR CORPORATION AND SUBSIDIARIES
SCHEDULE II
Valuation and Qualifying Accounts
Years Ended December 31, 2000, 1999 and 1998
(In thousands of dollars)

                                                            ADDITIONS
                                                    -------------------------
                                       BALANCE AT   CHARGED TO     CHARGED                       BALANCE AT
                                       BEGINNING    COSTS AND      TO OTHER                         END
DESCRIPTION                             OF YEAR      EXPENSES    ACCOUNTS (1)   DEDUCTIONS (2)    OF YEAR
-----------                            ----------   ----------   ------------   --------------   ----------
Year ended December 31, 2000
  Allowance for doubtful accounts....    21,396        3,783          627           (4,635)        21,171
                                         ======       ======        =====           ======         ======

Year ended December 31, 1999
  Allowance for doubtful accounts....    17,945        6,662        1,936           (5,147)        21,396
                                         ======       ======        =====           ======         ======

Year ended December 31, 1998
  Allowance for doubtful accounts....     7,256       11,300        5,539           (6,150)        17,945
                                         ======       ======        =====           ======         ======

------------------------

(1) In 1998, primarily allowance for doubtful accounts of old Sealed Air acquired on March 31, 1998.

(2) Primarily accounts receivable balances written off.