Form 10-Q
period 2001-06-30
SEALED AIR CORP/DE
filed 2001-08-10
CIK 1012100

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q

(Mark One)

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

      ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                For the transition period from ________to_______

                         Commission file number 1-12139

                             SEALED AIR CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                            65-0654331
-------------------------------                          -----------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification Number)

Park 80 East
Saddle Brook, New Jersey                                       07663-5291
-------------------------------                          -----------------------
(Address of Principal                                          (Zip Code)
Executive Offices)

Registrant's telephone number, including area code: (201) 791-7600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

There were 83,734,577 shares of the registrant's common stock, par value $0.10 per share, outstanding as of July 31, 2001.

                                                       PART I
                                               FINANCIAL INFORMATION

                                      SEALED AIR CORPORATION AND SUBSIDIARIES
                                        Consolidated Statements of Earnings
                             For the Three and Six Months Ended June 30, 2001 and 2000
                                (In thousands of dollars except for per share data)
                                                    (Unaudited)

                                                                          For the                         For the
                                                                   Three Months Ended                Six Months Ended
                                                                         June 30,                          June 30,
                                                                   2001           2000              2001              2000
                                                                ---------       ---------       -----------       -----------
Net sales                                                       $ 761,599       $ 756,841       $ 1,519,871       $ 1,498,305

Cost of sales                                                     519,445         502,868         1,037,472           986,343
                                                                ---------       ---------       -----------       -----------

Gross profit                                                      242,154         253,973           482,399           511,962

Marketing, administrative
 and development expenses                                         126,682         129,226           258,844           258,984

Goodwill amortization                                              14,104          12,381            28,364            24,691

Restructuring and other charges                                     6,057              --             6,057                --
                                                                ---------       ---------       -----------       -----------

Operating profit                                                   95,311         112,366           189,134           228,287

Other income (expense):
 Interest expense                                                 (18,878)        (13,923)          (38,892)          (27,011)
 Other (expense) income, net                                       (1,400)            329           (11,563)           (1,617)
                                                                ---------       ---------       -----------       -----------
   Other (expense), net                                           (20,278)        (13,594)          (50,455)          (28,628)
                                                                ---------       ---------       -----------       -----------

Earnings before
 income taxes                                                      75,033          98,772           138,679           199,659

Income taxes                                                       35,769          44,941            64,855            90,845
                                                                ---------       ---------       -----------       -----------

Net earnings                                                    $  39,264       $  53,831       $    73,824         $ 108,814
                                                                =========       =========       ===========       ===========

Less:  Series A
 preferred stock dividends                                         13,804          17,002            27,558            34,099

Add:  Excess of book value
 over repurchase price of
 Series A preferred stock                                              --              32             4,035             2,811
                                                                ---------       ---------       -----------       -----------

Net earnings ascribed to
 common shareholders                                            $  25,460       $  36,861       $    50,301       $    77,526
                                                                =========       =========       ===========       ===========

Earnings per common share
 (See Note 3):
   Basic                                                        $    0.30       $    0.44       $      0.60       $      0.93
                                                                =========       =========       ===========       ===========
   Diluted                                                      $    0.30       $    0.44       $      0.55       $      0.89
                                                                =========       =========       ===========       ===========

Weighted average number of
 common shares outstanding (000):
   Basic                                                           83,660          83,674            83,654            83,651
                                                                =========       =========       ===========       ===========
   Diluted                                                         83,660          83,831            83,695            84,134
                                                                =========       =========       ===========       ===========

See accompanying notes to consolidated financial statements.

                     SEALED AIR CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 2001 and December 31, 2000
                  (In thousands of dollars, except share data)

                                                     June 30,       December 31,
                                                       2001            2000
                                                    ----------      ------------
                                                    (Unaudited)
ASSETS
------
Current assets:

Cash and cash equivalents                           $   64,675      $   11,229

Notes and accounts receivable, net of
  allowances for doubtful accounts of
  $22,485 in 2001 and $21,171 in 2000                  460,610         505,935

Inventories                                            307,433         309,116

Other current assets                                    58,116          50,800
                                                    ----------      ----------

  Total current assets                                 890,834         877,080
                                                    ----------      ----------

Property and equipment:
  Land and buildings                                   433,076         440,468
  Machinery and equipment                            1,401,535       1,405,119
  Other property and equipment                         112,049         112,184
  Construction-in-progress                             120,730          85,707
                                                    ----------      ----------
                                                     2,067,390       2,043,478
Less accumulated depreciation and amortization       1,045,832       1,011,337
                                                    ----------      ----------
  Property and equipment, net                        1,021,558       1,032,141
                                                    ----------      ----------

Goodwill, less accumulated amortization of
  $163,245 in 2001 and $135,240 in 2000              1,927,239       1,959,909

Other assets                                           173,604         178,968
                                                    ----------      ----------

  Total Assets                                      $4,013,235      $4,048,098
                                                    ==========      ==========

See accompanying notes to consolidated financial statements.

                     SEALED AIR CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 June 30, 2001 and December 31, 2000 (Continued)
                  (In thousands of dollars, except share data)

                                                           June 30,         December 31,
                                                             2001               2000
                                                          -----------       ------------
                                                          (Unaudited)
LIABILITIES, PREFERRED STOCK & SHAREHOLDERS' EQUITY
---------------------------------------------------
Current Liabilities:
  Short-term borrowings                                   $   207,984       $   290,428

  Current portion of long-term debt                             1,072             1,418

  Accounts payable                                            153,662           154,881

  Other current liabilities                                   185,543           194,958

  Income taxes payable                                         75,515            32,883
                                                          -----------       -----------

    Total current liabilities                                 623,776           674,568

Long-term debt, less current portion                          933,719           944,453

Deferred income taxes                                         205,340           210,581

Other liabilities                                              73,496            72,994
                                                          -----------       -----------

    Total Liabilities                                       1,836,331         1,902,596
                                                          -----------       -----------

Authorized 50,000,000 preferred shares. Series A
  convertible preferred stock, $50.00 per share
  redemption value, authorized 28,289,714 shares
  in 2001 and 2000, outstanding 27,608,562 shares in
  2001 and 27,847,462 shares in 2000, mandatory
  redemption in 2018                                        1,380,428         1,392,373

Shareholders' equity:
  Common stock, $.10 par value per share. Authorized
    400,000,000 shares; issued 84,374,692 shares in
    2001 and 84,352,492 shares in 2000                          8,438             8,435
  Additional paid-in capital                                  693,758           689,084
  Retained earnings                                           339,392           293,126
  Accumulated translation adjustment                         (201,593)         (187,779)
                                                          -----------       -----------
                                                              839,995           802,866
                                                          -----------       -----------

  Less: Deferred compensation                                  10,873            17,073
  Less: Cost of treasury common stock, 709,265
        shares in 2001 and 706,265 shares in 2000              31,125            31,143
  Less: Minimum pension liability                               1,521             1,521
                                                          -----------       -----------

    Total Shareholders' Equity                                796,476           753,129
                                                          -----------       -----------
    Total Liabilities, Preferred Stock and
          Shareholders' Equity                            $ 4,013,235       $ 4,048,098
                                                          ===========       ===========

See accompanying notes to consolidated financial statements.

                     SEALED AIR CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2001 and 2000
                            (In thousands of dollars)
                                   (Unaudited)

                                                              2001            2000
                                                           ---------       ---------
Cash flows from operating activities:
  Net earnings                                             $  73,824       $ 108,814
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                          113,374         109,289
      Amortization of bond discount                              171             161
      Deferred tax benefit                                    (5,472)           (175)
      Non-cash portion of restructuring and
        other charges                                          1,557              --
      Net (gain)loss on disposals of property
        and equipment                                            (50)            113
  Changes in operating assets and liabilities, net of
    businesses acquired:
      Notes and accounts receivable                           30,253         (28,177)
      Inventories                                             (7,137)        (30,708)
      Other current assets                                    (4,832)         (1,746)
      Other assets                                            (3,561)         (4,348)
      Accounts payable                                         3,435         (10,275)
      Other current liabilities                               39,842          10,837
      Other liabilities                                        2,925             835
                                                           ---------       ---------

    Net cash provided by operating activities                244,329         154,620
                                                           ---------       ---------

Cash flows from investing activities:
  Capital expenditures for property and equipment            (80,951)        (55,814)
  Proceeds from sales of property and equipment                1,731             662
  Businesses acquired in purchase transactions,
    net of cash acquired                                     (12,088)        (28,342)
                                                           ---------       ---------

    Net cash used in investing activities                    (91,308)        (83,494)
                                                           ---------       ---------

Cash flows from financing activities:
  Proceeds from long-term debt                               442,181         182,901
  Payment of long-term debt                                 (431,939)       (141,426)
  Payment of senior debt issuance costs                       (1,875)             --
  Dividends paid on preferred stock                          (28,019)        (34,887)
  Purchases of treasury common stock                              --         (15,239)
  Purchases of preferred stock                                (7,909)        (60,387)
  Proceeds from stock option exercises                            --             524
  Net payment of short-term borrowings                       (76,812)         (3,511)
                                                           ---------       ---------

    Net cash used in financing activities                   (104,373)        (72,025)
                                                           ---------       ---------

Effect of exchange rate changes on cash and cash
  equivalents                                                  4,798           5,993
                                                           ---------       ---------

Cash and cash equivalents:

  Increase during the period                                  53,446           5,094
  Balance, beginning of period                                11,229          13,672
                                                           ---------       ---------

  Balance, end of period                                   $  64,675       $  18,766
                                                           =========       =========

See accompanying notes to consolidated financial statements.

                     SEALED AIR CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
           For the Six Months Ended June 30, 2001 and 2000 (Continued)
                            (In thousands of dollars)
                                   (Unaudited)

                                                        2001             2000
                                                     ----------      -----------
Supplemental Cash Flow Items:

  Interest payments, net of amounts capitalized      $   37,311      $    22,911
                                                     ==========      ===========

  Income tax payments                                $   55,183      $    89,016
                                                     ==========      ===========

  Non-Cash Items:

  Issuance of shares of common stock to the
    profit-sharing plan                              $       --      $    13,877
                                                     ==========      ===========

See accompanying notes to consolidated financial statements.

                     SEALED AIR CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
            For the Three and Six Months Ended June 30, 2001 and 2000
                            (In thousands of dollars)
                                   (Unaudited)

                                           For the                       For the
                                      Three Months Ended            Six Months Ended
                                           June 30,                      June 30,
                                    -----------------------       ------------------------

                                      2001           2000           2001           2000
                                    --------       --------       --------       ---------
Net Earnings                        $ 39,264       $ 53,831       $ 73,824       $ 108,814

Other comprehensive loss:

  Foreign currency translation
    adjustments                       (2,142)        (6,186)       (13,814)         (3,581)
                                    --------       --------       --------       ---------

Comprehensive income                $ 37,122       $ 47,645       $ 60,010       $ 105,233
                                    ========       ========       ========       =========

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2001 and 2000
(Amounts in thousands of dollars, except share and per share data)
(Unaudited)

(1) Basis of Consolidation

The consolidated financial statements include the accounts of Sealed Air Corporation and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position as of June 30, 2001 and results of operations for the three and six months ended June 30, 2001 and 2000 have been made. The consolidated statements of earnings for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

(2) Series A Convertible Preferred Stock

The outstanding Series A preferred stock is convertible at any time into approximately 0.885 share of common stock for each share of preferred stock, votes with the common stock on an as-converted basis and pays a cash dividend, as declared by the Board of Directors, at an annual rate of $2.00 per share, payable quarterly in arrears. Subject to certain conditions (which have not been met as of June 30, 2001) set forth in the Company's Certificate of Incorporation, as amended, the Series A preferred stock is redeemable at the option of the Company. The Series A preferred stock is also subject to mandatory redemption on March 31, 2018 at $50 per share, plus any accrued and unpaid dividends to the extent such shares remain outstanding. Because it is subject to mandatory redemption, the Series A convertible preferred stock is classified outside of the shareholders' equity section of the consolidated balance sheet. At its date of issuance, the fair value of the Series A preferred stock exceeded its mandatory redemption amount primarily due to the common stock conversion feature of such preferred stock. Accordingly, the book value of the Series A preferred stock is reflected in the consolidated balance sheet at its mandatory redemption value. During the first six months of 2001, the Company repurchased approximately 238,900 shares of the Company's Series A convertible preferred stock at a cost of approximately $7,909, which represents a cost that is approximately $4,035 below its book value. This excess of book value over the repurchase price of the preferred stock was recorded as an increase to additional paid-in-capital.

(3) Earnings Per Common Share

The following table sets forth the reconciliation of the basic and diluted earnings per common share computations for the three and six months ended June 30, 2001 and 2000.

                                                Three Months Ended          Six Months Ended
                                                      June 30,                  June 30,
                                                  2001         2000         2001          2000
----------------------------------------------------------------------------------------------
Basic EPS:

NUMERATOR

Net earnings                                   $39,264      $53,831      $73,824      $108,814
Add: Excess of book value over
     repurchase price of preferred stock            --           32        4,035         2,811
Less: Preferred stock dividends                 13,804       17,002       27,558        34,099
==============================================================================================
Net earnings ascribed to common
 shareholders                                  $25,460      $36,861      $50,301      $ 77,526
==============================================================================================

DENOMINATOR

Weighted average common shares
 outstanding - basic                            83,660       83,674       83,654        83,651
----------------------------------------------------------------------------------------------
Basic earnings per common share (1)            $  0.30      $  0.44      $  0.60      $   0.93
==============================================================================================

Diluted EPS:

NUMERATOR

Earnings ascribed to common
 shareholders                                  $25,460      $36,861      $50,301      $ 77,526
Less: Excess of book value over
      repurchase price of preferred stock           --           32        4,035         2,811
Add: Dividends associated with
     repurchased preferred stock                    --           46           --           117
==============================================================================================
Net earnings ascribed to common
 shareholders - diluted                        $25,460      $36,875      $46,266      $ 74,832
==============================================================================================

DENOMINATOR

Weighted average common shares
 outstanding - basic                            83,660       83,674       83,654        83,651
Effect of assumed exercise of options               --          123           --           123
Effect of conversion of repurchased
 preferred stock                                    --           34           41           360
----------------------------------------------------------------------------------------------
Weighted average common shares
 outstanding - diluted                          83,660       83,831       83,695        84,134
----------------------------------------------------------------------------------------------
Diluted earnings per common share (2)          $  0.30      $  0.44      $  0.55      $   0.89
==============================================================================================

(1) The basic earnings per common share calculations for the six months ended June 30, 2001 and 2000 include $0.05 and $0.03 per share gains, respectively, attributable to the repurchase of preferred stock for an amount below its book value. Such gains are not included in the calculations of diluted earnings per common share for the three and six months ended June 30, 2001 and 2000. The gains attributable to the repurchase of preferred stock were not significant in the three months ended June 30, 2001 and 2000.

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

(4) Inventories

At June 30, 2001 and December 31, 2000, the components of inventories by major classification were as follows:

                                        June 30,      December 31,
                                          2001            2000
                                       ---------      ------------
      Raw materials                    $  72,897       $  72,537
      Work in process                     64,511          63,798
      Finished goods                     191,980         193,169
                                       ---------       ---------
         Subtotal                        329,388         329,504
      Reduction of certain
        inventories to LIFO basis        (21,955)        (20,388)
                                       ---------       ---------
      Total inventories                $ 307,433       $ 309,116
                                       =========       =========

(5) Income Taxes

The Company's effective income tax rates were 47.7% and 45.5% for the three months ended June 30, 2001 and 2000, respectively, and 46.8% and 45.5% for the first six months of 2001 and 2000, respectively. Such rates were higher than the statutory U.S. federal income tax rate primarily due to state income taxes and non-deductible goodwill amortization.

(6) Debt

A summary of long-term debt at June 30, 2001 and December 31, 2000 follows:

                                                         June 30,      December 31,
                                                            2001            2000
-----------------------------------------------------------------------------------
Credit Agreement due March 2003                          $ 161,914       $ 456,263
5.625% Euro Notes due July 2006, less discount of
   $902 and $1,056 in 2001 and 2000, respectively          171,499         185,145
8.75% Senior Notes due July 2008 less discount of
   $4,221 in 2001                                          295,779              --
6.95% Senior Notes due May 2009, less discount of
   $1,823 and $1,909 in 2001 and 2000, respectively        298,177         298,091
Other                                                        7,422           6,372
-----------------------------------------------------------------------------------
   Total                                                   934,791         945,871
Less current portion                                        (1,072)         (1,418)
-----------------------------------------------------------------------------------
   Long-term debt, less current portion                  $ 933,719       $ 944,453
===================================================================================

On June 26, 2001, the Company issued $300,000 aggregate principal amount of 7-year 8.75% senior notes ("8.75% Senior Notes") under Rule 144A and Regulation S of the Securities Act of 1933, as amended. Accrued interest on the 8.75% Senior Notes is payable semi-annually in cash on January 1 and July 1 of each year, commencing on January 1, 2002. The proceeds of $295,773 from the issuance of the 8.75% Senior Notes were used to refinance outstanding borrowings under the 5-year revolving credit facility described below.

At December 31, 2000 the Company's two principal credit agreements were a 5-year $525,000 revolving credit facility that expires on March 30, 2003 (included in long-term debt) and a 364-day $375,000 revolving credit facility that the Company cancelled on March 23, 2001 (included in short-term borrowings). On March 23, 2001, the Company replaced this 364-day revolving credit facility with a new $194,375 364-day revolving credit facility on substantially similar terms, except for higher borrowing margins and facility fees, to the cancelled facility. Outstanding borrowings under the cancelled 364-day revolving credit facility were $127,885 at December 31, 2000. No borrowings were outstanding under this facility at the time of its cancellation. At June 30, 2001, there were no outstanding borrowings under the new 364-day revolving credit facility.

Such revolving credit facilities provide that the Company and certain of its subsidiaries may borrow for various purposes, including the refinancing of existing debt, the provision of working capital and other general corporate needs, including acquisitions, repurchase of the Company's outstanding common and preferred stock and capital expenditures. Amounts repaid under such credit facilities may be reborrowed from time to time. As of June 30, 2001, facility fees were payable on the total amounts available under such credit facilities at the rates of 0.125% and 0.300% per annum under the 5-year revolving credit facility and the new 364-day revolving credit facility, respectively.

The Company's obligations under the revolving credit facilities referred to in the two preceding paragraphs bear interest at floating rates. The weighted average interest rate under such credit facilities was approximately 5.5% at June 30, 2001 and approximately 7.0% at December 31, 2000.

These revolving credit facilities provide for changes in borrowing margins based on the Company's senior unsecured debt ratings and, in addition with respect to the 5-year revolving credit facility, certain financial criteria. These revolving credit facilities, the Euro Notes, the 8.75% Senior Notes and the 6.95% Senior Notes impose certain limitations on the operations of the Company and certain of its subsidiaries. The Company was in compliance with these requirements as of June 30, 2001.

At June 30, 2001 and December 31, 2000, the Company was not party to any material derivative instruments.

(7) Restructuring and Other Charges

2001 Restructuring and other charges

During 2001, based on weakening economies, especially in the U.S., the Company began to conduct a review of its business to reduce costs and expenses, simplify business processes and organizational structure, and to refine further the Company's manufacturing operations and product offerings. The review is taking into consideration the current business and economic trends around the world and the impact of such trends on assets and resources deployed in the Company's business. As a result of such review, during the second quarter, the Company announced and began implementing a restructuring program. Charges to operations arising out of this program amounted to $6,057 and included $3,914 of employee termination costs, $586 of facility exit costs and $1,557 of asset impairments related to long-lived assets either held for use or held for disposition. The portion of this restructuring charge related to the Company's food packaging segment amounted to $3,831 and the portion applicable to the protective and specialty packaging segment amounted to $2,226. The asset impairment charge relates to production machinery and equipment which is being impaired as a result of the rationalization of a small product line. The annual reduction of depreciation expense as a result of such asset impairments is $179. The Company expects to incur approximately $4,500 of cash outlays to carry out the restructuring program as it relates to charges incurred through June 30, 2001. These cash outlays include primarily severance and other personnel-related costs and the costs of terminating a lease. In connection with the restructuring charge as reflected at June 30, 2001, the Company is eliminating approximately 80 positions. These 80 positions are primarily involved in the Company's manufacturing and sales and marketing functions in its North American and European operations. Through June 30, 2001, 43 positions had been eliminated, and the remaining restructuring actions accrued for during the second quarter of 2001, including the disposition of impaired assets, are expected to be completed during the remainder of 2001 and during 2002, although certain cash outlays are expected to continue into future years. The Company expects that this deliberate business review will continue throughout the remainder of 2001 and is expected to result in additional actions and charges during the last six months of 2001.

The components of the 2001 Restructuring program as they relate to the June 30, 2001 restructuring charge are as follows:

                                                 Employee
                                               Termination    Plant/Office
                                                  Costs         Exit Cost    Total Cost
---------------------------------------------------------------------------------------
Restructuring liability recorded in 2001        $   3,914       $   586      $   4,500
Cash payments during 2001                          (1,631)           --         (1,631)
---------------------------------------------------------------------------------------
Restructuring liability at June 30, 2001        $   2,283       $   586      $   2,869
---------------------------------------------------------------------------------------

1998 Restructuring program

The Company's restructuring liability, which arose primarily out of a restructuring undertaken by the Company during the third quarter of 1998, amounted to $335 at June 30, 2001 and $537 at December 31, 2000. Spending activity through June 30, 2001 and the remaining reserve balance at June 30, 2001 were as follows:

                                                                       Employee
                                                                     Termination
                                                                        Costs
--------------------------------------------------------------------------------
Restructuring liability at December 31, 2000                         $      537
Payments during 2001                                                       (202)
--------------------------------------------------------------------------------
Restructuring liability at June 30, 2001                             $      335
--------------------------------------------------------------------------------

The 2001 cash outlays include primarily severance and other personnel-related costs. All restructuring actions were completed prior to June 30, 2001, and the remaining liability of $335 is related principally to outstanding employee severance costs that are expected to be paid during 2001.

(8) Business Segment Information

The Company operates in two reportable business segments: (i) Food Packaging and
(ii) Protective and Specialty Packaging. The Food Packaging segment comprises primarily the Company's Cryovac(R) food packaging products. The Protective and Specialty Packaging segment includes the aggregation of the Company's protective packaging products, engineered products and specialty products, all of which products are used principally for non-food packaging applications.

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

                                                    For the                          For the
                                              Three Months Ended                Six Months Ended
                                                   June 30,                         June 30,
                                          -------------------------------------------------------------
                                               2001            2000              2001              2000
=======================================================================================================
Net sales
 Food Packaging                           $ 464,439       $ 450,799       $   917,251       $   890,583
 Protective and Specialty
   Packaging                                297,160         306,042           602,620           607,722
-------------------------------------------------------------------------------------------------------
 Total                                    $ 761,599       $ 756,841       $ 1,519,871       $ 1,498,305
=======================================================================================================
Operating profit
 Food Packaging                           $  70,368       $  71,176       $   129,270       $   140,561
 Protective and Specialty
   Packaging                                 50,920          58,991           105,133           122,073
-------------------------------------------------------------------------------------------------------
 Total segments                             121,288         130,167           234,403           262,634
 Restructuring and other charges (1)         (6,057)             --            (6,057)               --
 Corporate operating expenses(2)            (19,920)        (17,801)          (39,212)          (34,347)
-------------------------------------------------------------------------------------------------------
 Total                                    $  95,311       $ 112,366       $   189,134       $   228,287
=======================================================================================================
Depreciation and amortization
 Food Packaging                           $  27,237       $  26,884       $    55,180       $    54,501
 Protective and Specialty
   Packaging                                 14,646          14,736            29,387            29,677
-------------------------------------------------------------------------------------------------------
 Total segments                              41,883          41,620            84,567            84,178
 Corporate (including goodwill
   and other amortization)                   14,324          12,578            28,807            25,111
-------------------------------------------------------------------------------------------------------
 Total                                    $  56,207       $  54,198       $   113,374       $   109,289
=======================================================================================================

(1) Restructuring and other charges were $3,831 for Food Packaging and $2,226 for Protective and Specialty Packaging.

(2) Includes goodwill amortization of $14,104 and $12,381 for the three months ended June 30, 2001 and 2000, respectively, and $28,364 and $24,691 for the six months ended June 30, 2001 and 2000, respectively.

(9) Commitments and Contingencies

On March 31, 1998, the Company completed a multi-step transaction (the "Cryovac Transaction"), which brought the Cryovac packaging business ("Cryovac") and the former Sealed Air Corporation ("old Sealed Air") under the common ownership of the Company. These businesses operate as subsidiaries of the Company, and the Company acts as a holding company. As part of that transaction, the Cryovac packaging business, held by various direct and indirect subsidiaries of the Company, was separated from the remaining businesses of the Company. Such remaining businesses were then contributed to a company now known as W. R. Grace & Co. ("New Grace"), whose shares were distributed to the Company's stockholders. As a result, New Grace became a separate publicly owned company. The Company recapitalized its outstanding shares of common stock into a new common stock and a new convertible preferred stock. A subsidiary of the Company then merged into old Sealed Air, which changed its name to Sealed Air Corporation (US). The agreements pursuant to which the Cryovac Transaction was carried out are referred to below as the "Transaction Agreements."

In connection with the Cryovac Transaction, New Grace and its subsidiaries retained all liabilities arising out of their operations before the Cryovac Transaction, whether accruing or occurring before or after the Cryovac Transaction, other than liabilities arising from or relating to Cryovac's operations. The liabilities retained by New Grace include, among others, liabilities relating to asbestos-containing products previously manufactured or sold by New Grace's subsidiaries prior to the Cryovac Transaction, including its primary U.S. operating subsidiary, which has operated for decades and has been a subsidiary of New Grace since the Cryovac Transaction. The Transaction Agreements provided that, should any claimant seek to hold the Company, including any of its subsidiaries, responsible for liabilities of New Grace or its subsidiaries, including such asbestos-related liabilities, New Grace and its subsidiaries would indemnify and defend the Company.

Since the beginning of 2000, the Company has been served with a number of lawsuits (the "New Grace-Related Claims") alleging that, as a result of the Cryovac Transaction, the Company is responsible for alleged asbestos liabilities of New Grace and its subsidiaries, certain of which are also named as co-defendants in many of these actions. These actions include several purported class action lawsuits and a number of personal injury lawsuits. Some plaintiffs seek damages for personal injury or wrongful death while others seek medical monitoring, environmental remediation or remedies related to an attic insulation product. Neither old Sealed Air nor Cryovac has ever produced or sold any asbestos-containing material. These cases are all in the pre-trial stage, and none has been resolved through judgment, settlement or otherwise. All such cases pending on May 3, 2001 have been stayed in connection with New Grace's Chapter 11 bankruptcy proceeding discussed below. Two committees appointed in New Grace's bankruptcy case to represent asbestos plaintiffs have recently filed a motion seeking the bankruptcy court's permission to pursue fraudulent transfer claims against the Company and certain other entities. A hearing on this request is currently set for early September 2001.

While the allegations in these actions directed to the Company vary, these actions all appear to allege that the transfer of the Cryovac business as part of the Cryovac Transaction was a fraudulent transfer or gave rise to successor liability. Under a theory of successor liability, plaintiffs with claims against New Grace and its subsidiaries may attempt to hold the Company derivatively liable for liabilities which arose with respect to activities conducted prior to the Cryovac Transaction by New Grace's primary U.S. operating subsidiary or other subsidiaries. A transfer would be a fraudulent transfer if the transferor received less than reasonably equivalent value and the transferor was insolvent or was rendered insolvent by the transfer, was engaged or was about to engage in a business for which its assets constitute unreasonably small capital, or intended to incur or believed that it would incur debts beyond its ability to pay as they mature. A transfer may also be fraudulent if it was made with actual intent to hinder, delay or defraud creditors. If any transfers in connection with the Cryovac Transaction were found by a court to be fraudulent transfers, the Company could be required to return the property or its value to the transferor or could be required to fund certain liabilities of New Grace or its subsidiaries for the benefit of their creditors, including asbestos claimants.

In the Joint Proxy Statement furnished to their respective stockholders in connection with the Cryovac Transaction, both Sealed Air and Grace stated that it was their belief that New Grace and its subsidiaries were adequately capitalized and would be adequately capitalized after the Cryovac Transaction and that none of the transfers contemplated to occur in the Cryovac Transaction would be a fraudulent transfer. They also stated their belief that the Cryovac Transaction complied with other relevant laws. However, if a court applying the relevant legal standards reached conclusions adverse to the Company, such determination could have a materially adverse effect on the Company's consolidated results of operations and financial position.

On April 2, 2001, New Grace and certain of its subsidiaries filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court in the District of Delaware. New Grace stated that the filing was made in response to a sharply increasing number of asbestos claims.

In connection with its Chapter 11 filing, New Grace filed an application with the Bankruptcy Court seeking to stay, among other things, all actions related to the New Grace-Related Claims asserted against the Company. The court issued an order dated May 3, 2001 staying all such filed or pending actions against the Company. On June 1, 2001, New Grace requested that the court modify its order to stay cases filed against the Company since May 3, 2001 as well as all future cases that may be filed against the Company. As of August 7, 2001, the court had not yet ruled on such request. The Company believes that New Grace's filing for reorganization may provide a single forum in which all claims related to New Grace's liabilities, including the New Grace-Related Claims, might be resolved. The New Grace bankruptcy proceeding is in the very early stages and could take a few years to complete.

The Company believes that it has strong defenses to the New Grace-Related Claims, and the Company intends to defend its interests vigorously. It is not possible to determine at this stage of the proceeding the ultimate amount of asbestos-related and other claims which may be made against the Company. In connection with New Grace's bankruptcy proceeding, the Company could incur additional costs in the resolution of claims against the Company that could become material to its consolidated results of operations and financial position.

During the first three months of 2001, the Company recorded a charge, unrelated to the asbestos claims described above, in other expense and recorded other current liabilities amounting to approximately $8,000, which is primarily a result of the Company's guarantee, entered into at the time of the Cryovac Transaction, of certain debt payable by a subsidiary of New Grace, which subsidiary filed for reorganization along with New Grace as described above. As a result of the bankruptcy filing, the Company has provided in full for its guarantee of such indebtedness.

(10) Acquisitions

During the first six months of 2001, the Company made acquisitions for cash in the aggregate amount of approximately $12,000. These acquisitions were accounted for as purchases and were not material to the Company's consolidated financial statements.

(11) New Accounting Pronouncements

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

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

The Company adopted the provisions of SFAS No. 141 immediately and will adopt SFAS No. 142 effective January 1, 2002. Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized through the end of 2001.

In connection with the transitional impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill and other intangible assets are impaired as of January 1, 2002. The assessment process will be completed by June 30, 2002 and the recording of any impairment loss will be completed as soon as possible but no later than the end of 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

As of June 30, 2001, the Company has unamortized goodwill in the amount of $1,927,239 and unamortized identifiable intangible assets in the amount of approximately $26,000, all of which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $51,776 and $28,364 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle; however, beginning January 1, 2002, the Company will no longer record amortization expense related to goodwill.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      Net sales for the second quarter of 2001 increased 1% to $761,599,000 compared with $756,841,000 for the second quarter of 2000. For the first six months of 2001, the Company's net sales increased 1% to $1,519,871,000 compared with net sales of $1,498,305,000 in the 2000 period. The increases in net sales in both periods were primarily due to the added net sales of several acquired businesses and to a lesser extent, higher average selling prices for certain of the Company's products, partially offset by lower sales volume for certain of the Company's products and the negative effect of foreign currency translation.

      The Company's net sales were affected in the second quarter and first six months of 2001 by the continued weakness of foreign currencies in Europe and the Asia Pacific region compared with the U.S. dollar, the further slowing of industrial economies, primarily in the U.S., as well as the continued, yet diminishing, disruption of meat supply and beef consumption in Europe. Excluding the negative effect of foreign currency translation, net sales would have increased 3% for the second quarter and 4% for the first six months of 2001 compared to the respective 2000 periods.

      Net sales from domestic operations remained relatively flat for the second quarter and increased approximately 1% for the first six months of 2001 compared with the respective 2000 periods, primarily due to the added net sales of several acquired businesses and, to a lesser extent, higher average selling prices for certain of the Company's products, partially offset by lower sales volume for certain of the Company's products. Net sales from foreign operations increased approximately 2% for the second quarter and first six months of 2001 compared with the respective 2000 periods, primarily due to the added net sales of several acquired businesses and, to a lesser extent, increased sales volume for certain of the Company's products, partially offset by the negative effect of foreign currency translation. As a percentage of total net sales, net sales from foreign operations represented approximately 45% and 44% in the second quarter of 2001 and 2000, respectively, and 45% in the first six months of 2001 and 2000.

      Net sales of the Company's food packaging segment, which consists primarily of the Company's Cryovac(R) food packaging products and Dri-Loc(R) absorbent pads, increased approximately 3% for the second quarter and first six months of 2001 compared with the respective 2000 periods. These increases were due primarily to the added net sales of several acquired businesses and, to a lesser extent, higher average selling prices for certain of the Company's products, partially offset by the negative effect of foreign currency translation. Unit volume was essentially flat compared to the second quarter and first six months of 2000 for the food packaging segment. This was partially due to the disruption of meat supply and reduced beef consumption caused by the outbreak of foot-and-mouth disease and concerns over bovine spongiform encephalopathy (BSE or "mad-cow" disease), principally in Europe, which effect has diminished during the second quarter of 2001. Excluding the negative effect of foreign currency translation, net sales of this segment would have increased by 6% for the second quarter and for the first six months of 2001 compared with the respective 2000 periods.

      Net sales of the Company's protective and specialty packaging segment, which consists primarily of the Company's Instapak(R) chemicals and equipment, Cryovac(R) performance shrink films, Bubble Wrap(R) cushioning, polyethylene foam surface protection materials, and Jiffy(R) protective and durable mailers and bags, decreased 3% for the second quarter and 1% for the first six months of 2001 compared to the respective 2000 periods. The decrease in both periods was due primarily to lower sales volume of certain products and the negative effect of foreign currency translation, partially offset by the added net sales of several acquired businesses. The further softening of economic conditions in the second quarter of 2001, primarily in the U.S., resulted in the lower sales volumes in 2001. Excluding the negative effect of foreign currency translation, net sales of this segment would have decreased 1% for the second quarter and increased 2% for the first six months of 2001 compared to the respective 2000 periods.

      Gross profit as a percentage of net sales was 31.8% for the second quarter and 31.7% for the first six months of 2001 compared to 33.6% and 34.2% for the respective 2000 periods. These decreases were due primarily to the lower sales volume of certain food and protective packaging products and changes in product mix compared to the 2000 periods and were partially offset by modestly lower costs for certain raw materials, which the Company began to realize in the second quarter of 2001.

      Marketing, administrative and development expenses and goodwill amortization declined to 18.5% of net sales for the second quarter of 2001 compared to 18.7% for the 2000 period and were 18.9% of net sales for the first six months of 2001 and 2000.

      Other expense, net, increased in the second quarter and first six months of 2001 compared to the 2000 periods primarily due to increased interest expense resulting from the higher levels of debt outstanding compared to the corresponding periods in 2000. The increase in the first six months of 2001 was also due to charges, unrelated to the asbestos claims described below, amounting to approximately $8,000,000 which were primarily a result of the Company's guarantee, entered into at the time of the Cryovac Transaction, of certain debt payable by a subsidiary of W.R. Grace & Co. ("New Grace"), which subsidiary filed for reorganization along with New Grace under Chapter 11 of the U.S. Bankruptcy Code on April 2, 2001. As a result of that filing, the Company has provided in full for its guarantee of such indebtedness.

      The Company's effective income tax rates were 47.7% and 45.5% in the second quarters of 2001 and 2000, respectively, and 46.8% and 45.5% for the first six months of 2001 and 2000, respectively. These rates are higher than the statutory U.S. federal income tax rate primarily due to state income taxes and non-deductible goodwill amortization. The effective rates were higher in the second quarter and first six months of 2001 compared to the 2000 periods primarily due to lower earnings before income taxes. The Company expects that its effective tax rate will remain higher than statutory rates for 2001.

      As a cumulative result of the above, the Company's net earnings were $39,264,000 for the second quarter of 2001 and $73,824,000 for the first six months of 2001 compared to net earnings of $53,831,000 and $108,814,000 for the respective 2000 periods.

      Basic and diluted earnings per common share were $0.30 for the second quarter of 2001 and $0.44 for the second quarter of 2000. Basic earnings per common share were $0.60 and diluted earnings per common share were $0.55 for the first six months of 2001 and basic earnings per common share were $0.93 and diluted earnings per common share were $0.89 for the first six months of 2000. The basic earnings per common share calculations for the first six months of 2001 and 2000 include $0.05 and $0.03 per share gains, respectively, attributable to the repurchase of preferred stock for an amount below its $50 per share book value. Such gains are not included in the calculations of diluted earnings per common share for any of the periods presented. The gains attributable to the repurchase of preferred stock were not significant in the second quarters of 2001 and 2000. The diluted earnings per common share for the second quarter and first six months of 2001 and 2000 are calculated assuming the conversion of the shares of preferred stock repurchased during each period in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force Topic D-53 guidance. The effect of the conversion of the Company's outstanding convertible preferred stock is not considered in the calculations of diluted earnings per common share in the second quarter and first six months of 2001 and 2000 because the effect would be antidilutive.

2001 RESTRUCTURING AND OTHER CHARGES

      During 2001, based on weakening economies, especially in the U.S., the Company began to conduct a review of its business to reduce costs and expenses, simplify business processes and organizational structure, and to refine further the Company's manufacturing operations and product offerings. The review is taking into consideration the current business and economic trends around the world and the impact of such trends on assets and resources deployed in the Company's business. As a result of such review, during the second quarter, the Company announced and began implementing a restructuring program. It is expected that this deliberate business review will continue throughout the remainder of 2001 and is expected to result in additional actions and charges during the last six months of 2001.

      At June 30, 2001 the Company recognized charges arising out of this program of $6,057,000 which included $3,914,000 of employee termination costs, $586,000 of facility exit costs and $1,557,000 of asset impairments related to long-lived assets either held for use or held for disposition. The portion of this restructuring charge related to the Company's food packaging segment amounted to $3,831,000 and the portion applicable to the protective and specialty packaging segment amounted to $2,226,000. In addition to the charges recognized at June 30, 2001, the Company has identified additional actions to be undertaken which it has not yet begun. The additional charges, which are expected to be reported when they become recognizable for accounting purposes, are estimated to be approximately $10,000,000 and are primarily related to employee severance and related personnel costs. In addition to the charges recorded at June 30, 2001 and the estimated costs of projects identified but not yet begun, as the business review continues through 2001, additional costs may be incurred as further actions are identified and developed.

      In connection with the restructuring charge incurred during the second quarter 2001, the Company is eliminating approximately 80 positions. These 80 positions are primarily involved in the Company's manufacturing and sales and marketing functions in its North American and European operations. It is anticipated that actions that have been identified but are not yet underway will eliminate approximately 150 further positions. Such positions are across all functional areas of the Company. These position eliminations are the result of rationalizing certain product lines, combining or eliminating certain functions and simplifying certain supervisory structures.

      In connection with the restructuring charge incurred during the second quarter 2001, the Company expects to incur approximately $4,500,000 of cash outlays, primarily for severance and other personnel-related costs as well as the costs of terminating a lease. Through June 30, 2001, 43 positions, of the 80 positions noted above, had been eliminated. All restructuring actions, including the disposition of impaired assets, are expected to be completed during the remainder of 2001 and during 2002 although certain cash outlays will continue into future years.

      The Company anticipates annual cost savings related to the charges incurred during the second quarter of 2001 of approximately $5,500,000. The cost savings are estimated to be realized at their full year run rate by the end of 2002, once all restructuring actions have been completed.

      The asset impairment charge recognized at June 30, 2001, relates to production machinery and equipment which is being impaired as a result of the rationalization of a small product line. Included in the annual cost savings stated above is the annual reduction of depreciation expense of $179,000 as a result of such asset impairments.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal sources of liquidity are cash flows from operations and amounts available under the Company's existing lines of credit, including primarily the Company's principal revolving credit agreements mentioned below.

      Net cash provided by operating activities amounted to $244,329,000 and $154,620,000 in the first six months of 2001 and 2000, respectively. The increase in operating cash flows for the first six months of 2001 compared to the 2000 period was primarily due to changes in operating assets and liabilities in the ordinary course of business, including primarily changes in notes and accounts receivable, income taxes payable and inventory which were partially offset by a decrease in net earnings.

      Net cash used in investing activities amounted to $91,308,000 in the first six months of 2001 compared to $83,494,000 in the 2000 period. The increase in net cash used in these activities in the first six months of 2001 was primarily due to a higher level of capital expenditures partially offset by lower levels of cash used for acquisitions in 2001. Capital expenditures were $80,951,000 in the 2001 period and $55,814,000 in the 2000 period. The Company currently anticipates that capital expenditures for the full year of 2001 will be in the range of $150,000,000.

      Net cash used in financing activities amounted to $104,373,000 in the first six months of 2001 and $72,025,000 in the first six months of 2000. The increase in net cash used in these activities in the first six months of 2001 was primarily due to an increase in net payments of debt during the 2001 period, partially offset by a decrease in the purchase of the Company's common and preferred stock.

      During the first six months of 2001, the Company repurchased 238,900 shares of its preferred stock at a cost of approximately $7,909,000 pursuant to a share repurchase program adopted by the Company's Board of Directors. During the first six months of 2000, the Company repurchased 1,263,964 shares of its preferred stock and 314,818 shares of its common stock at a cost of approximately $60,387,000 and $15,239,000, respectively, pursuant to this program. As of June 30, 2001, the total number of shares authorized to be repurchased under this program amounted to approximately 16,977,000 shares of common stock on an as-converted basis, of which approximately 8,676,000 had been repurchased, leaving approximately 8,301,000 shares of common stock on an as-converted basis available for repurchase under this program.

      At June 30, 2001, the Company had working capital of $267,058,000, or 7% of total assets, compared to working capital of $202,512,000, or 5% of total assets, at December 31, 2000. Total current assets increased primarily due to an increase in cash and cash equivalents partially offset by a decrease in notes and accounts receivable. Total current liabilities decreased primarily due to a decrease in short-term borrowings partially offset by an increase in income taxes payable.

      The Company's ratio of current assets to current liabilities (current ratio) was 1.4 at June 30, 2001 and 1.3 at December 31, 2000. The Company's ratio of current assets less inventory to current liabilities (quick ratio) was
0.9 at June 30, 2001 and 0.8 at December 31, 2000.

      At both June 30, 2001 and December 31, 2000, the Company's outstanding debt consisted of borrowings made under the revolving credit agreements, its 5.625% Euro Notes due July 2006, its 6.95% Senior Notes due May 2009, and certain other loans incurred by the Company's subsidiaries. In addition, as of June 30, 2001, outstanding debt also included its 8.75% Senior Notes due July 2008 described below.

      On June 26, 2001, the Company issued $300,000,000 aggregate principal amount of 7-year 8.75% senior notes ("8.75% Senior Notes") under Rule 144A and Regulation S of the Securities Act of 1933, as amended. Accrued interest on the 8.75% Senior Notes is payable semi-annually in cash on January 1 and July 1 of each year, commencing on January 1, 2002. The proceeds of $295,773,000 from the issuance of the 8.75% Senior Notes were used to refinance outstanding borrowings under the 5-year revolving credit facility described below. At June 30, 2001, the outstanding borrowings under the 8.75% Senior Notes were $295,779,000 net of unamortized bond discount of $4,221,000.

      At December 31, 2000 the Company's two principal credit agreements were a 5-year $525,000,000 revolving credit facility that expires on March 30, 2003 (included in long-term debt) and a 364-day $375,000,000 revolving credit facility the Company cancelled on March 23, 2001 (included in short-term borrowings). On March 23, 2001, the Company replaced this 364-day revolving credit facility with a new $194,375,000 364-day revolving credit facility on substantially similar terms, except for higher borrowing margins and facility fees, to the cancelled facility. As of June 30, 2001 and December 31, 2000, outstanding borrowings were $161,914,000 and $456,263,000, respectively, under the 5-year revolving credit facility. Outstanding borrowings under the cancelled 364-day revolving credit facility were $127,885,000 at December 31, 2000. No borrowings were outstanding under this facility at the time of its cancellation. At June 30, 2001, there were no outstanding borrowings under the new 364-day revolving credit facility.

      Such revolving credit facilities provide that the Company and certain of its subsidiaries may borrow for various purposes, including the refinancing of existing debt, the provision of working capital and other general corporate needs, including acquisitions, repurchase of the Company's outstanding common and preferred stock and capital expenditures. Amounts repaid under such credit facilities may be reborrowed from time to time. As of June 30, 2001, facility fees were payable on the total amounts available under such credit facilities at the rates of 0.125% and 0.300% per annum under the 5-year revolving credit facility and the new 364-day revolving credit facility, respectively.

      The Company's obligations under the revolving credit facilities referred to in the two preceding paragraphs bear interest at floating rates. The weighted average interest rate under such credit facilities was approximately 5.5% at June 30, 2001 and approximately 7.0% at December 31, 2000.

      These revolving credit facilities provide for changes in borrowing margins based on the Company's senior unsecured debt ratings and, in addition with respect to the 5-year revolving credit facility, certain financial criteria. These revolving credit facilities, the Euro Notes, the 8.75% Senior Notes and the 6.95% Senior Notes impose certain limitations on the operations of the Company and certain of its subsidiaries. The Company was in compliance with these requirements as of June 30, 2001.

      At June 30, 2001 and December 31, 2000, the Company was not party to any material derivative instruments.

      At June 30, 2001, the Company had available committed and uncommitted lines of credit, including those available under the revolving credit facilities as discussed above, of approximately $1,056,000,000 of which approximately $686,000,000 were unused.

      The Company's shareholders' equity was $796,476,000 at June 30, 2001 compared to $753,129,000 at December 31, 2000. Shareholders' equity increased in 2001 due to the Company's net earnings of $73,824,000, which were partially offset by the payment of preferred stock dividends of $27,558,000 and by an additional foreign currency translation adjustment of $13,814,000.

      During the first six months of 2001, the Company made acquisitions for cash in the aggregate amount of approximately $12,000,000. These acquisitions were accounted for as purchases and were not material to the Company's consolidated financial statements.

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

INTEREST RATES

      The Company uses interest rate swaps to manage its exposure to fluctuations in interest rates. The Company also uses interest rate collars to reduce its exposure to fluctuations in the rate of interest by limiting interest rates to a given range. At December 31, 2000, the Company had an immaterial interest rate collar agreement related to a foreign subsidiary's floating rate indebtedness which matured in June 2001.

      At June 30, 2001, the carrying value of the Company's total long-term debt and short-term borrowings was $1,142,775,000 of which approximately $770,539,000 was fixed rate debt. At December 31, 2000, the carrying value of the Company's total long-term debt and short-term borrowings was $1,236,299,000 of which $489,607,000 was fixed rate debt.

FOREIGN EXCHANGE CONTRACTS

      The Company uses interest rate and currency swaps to limit foreign exchange exposure and limit or adjust interest rate exposure by swapping certain borrowings in U.S. dollars for borrowings denominated in foreign currencies. The Company had no interest rate and currency swap agreements outstanding at June 30, 2001 or December 31, 2000.

      The Company uses foreign currency forwards to fix the amount payable on certain transactions denominated in foreign currencies. The terms of such instruments are generally twelve months or less. At June 30, 2001 and December 31, 2000, the Company's outstanding foreign currency forward contracts were not material to the Company's consolidated financial position or results of operations.

CRYOVAC TRANSACTION

      On March 31, 1998, the Company completed a multi-step transaction (the "Cryovac Transaction"), which brought the Cryovac packaging business ("Cryovac") and the former Sealed Air Corporation ("old Sealed Air") under the common ownership of the Company. These businesses operate as subsidiaries of the Company, and the Company acts as a holding company. As part of that transaction, the Cryovac packaging business, held by various direct and indirect subsidiaries of the Company, was separated from the remaining businesses of the Company. Such remaining businesses were then contributed to a company now known as W. R. Grace & Co. ("New Grace"), whose shares were distributed to the Company's stockholders. As a result, New Grace became a separate publicly owned company. The Company recapitalized its outstanding shares of common stock into a new common stock and a new convertible preferred stock. A subsidiary of the Company then merged into old Sealed Air, which changed its name to Sealed Air Corporation (US). The agreements pursuant to which the Cryovac Transaction was carried out are referred to below as the "Transaction Agreements."

CONTINGENCIES RELATED TO THE CRYOVAC TRANSACTION

      In connection with the Cryovac Transaction, New Grace and its subsidiaries retained all liabilities arising out of their operations before the Cryovac Transaction, whether accruing or occurring before or after the Cryovac Transaction, other than liabilities arising from or relating to Cryovac's operations. The liabilities retained by New Grace include, among others, liabilities relating to asbestos-containing products previously manufactured or sold by New Grace's subsidiaries prior to the Cryovac Transaction, including its primary U.S. operating subsidiary, which has operated for decades and has been a subsidiary of New Grace since the Cryovac Transaction. The Transaction Agreements provided that, should any claimant seek to hold the Company, including any of its subsidiaries, responsible for liabilities of New Grace or its subsidiaries, including such asbestos-related liabilities, New Grace and its subsidiaries would indemnify and defend the Company.

      Since the beginning of 2000, the Company has been served with a number of lawsuits (the "New Grace-Related Claims") alleging that, as a result of the Cryovac Transaction, the Company is responsible for alleged asbestos liabilities of New Grace and its subsidiaries, certain of which are also named as co-defendants in many of these actions. These actions include several purported class action lawsuits and a number of personal injury lawsuits. Some plaintiffs seek damages for personal injury or wrongful death while others seek medical monitoring, environmental remediation or remedies related to an attic insulation product. Neither old Sealed Air nor Cryovac has ever produced or sold any asbestos-containing material. These cases are all in the pre-trial stage, and none has been resolved through judgment, settlement or otherwise. All such cases pending on May 3, 2001 have been stayed in connection with New Grace's Chapter 11 bankruptcy proceeding discussed below. Two committees appointed in New Grace's bankruptcy case to represent asbestos plaintiffs have recently filed a motion seeking the bankruptcy court's permission to pursue fraudulent transfer claims against the Company and certain other entities. A hearing on this request is currently set for early September 2001.

      While the allegations in these actions directed to the Company vary, these actions all appear to allege that the transfer of the Cryovac business as part of the Cryovac Transaction was a fraudulent transfer or gave rise to successor liability. Under a theory of successor liability, plaintiffs with claims against New Grace and its subsidiaries may attempt to hold the Company derivatively liable for liabilities which arose with respect to activities conducted prior to the Cryovac Transaction by New Grace's primary U.S. operating subsidiary or other subsidiaries. A transfer would be a fraudulent transfer if the transferor received less than reasonably equivalent value and the transferor was insolvent or was rendered insolvent by the transfer, was engaged or was about to engage in a business for which its assets constitute unreasonably small capital, or intended to incur or believed that it would incur debts beyond its ability to pay as they mature. A transfer may also be fraudulent if it was made with actual intent to hinder, delay or defraud creditors. If any transfers in connection with the Cryovac Transaction were found by a court to be fraudulent transfers, the Company could be required to return the property or its value to the transferor or could be required to fund certain liabilities of New Grace or its subsidiaries for the benefit of their creditors, including asbestos claimants.

      In the Joint Proxy Statement furnished to their respective stockholders in connection with the Cryovac Transaction, both Sealed Air and Grace stated that it was their belief that New Grace and its subsidiaries were adequately capitalized and would be adequately capitalized after the Cryovac Transaction and that none of the transfers contemplated to occur in the Cryovac Transaction would be a fraudulent transfer. They also stated their belief that the Cryovac Transaction complied with other relevant laws. However, if a court applying the relevant legal standards reached conclusions adverse to the Company, such determination could have a materially adverse effect on the Company's consolidated results of operations and financial position.

      On April 2, 2001, New Grace and certain of its subsidiaries filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court in the District of Delaware. New Grace stated that the filing was made in response to a sharply increasing number of asbestos claims.

      In connection with its Chapter 11 filing, New Grace filed an application with the Bankruptcy Court seeking to stay, among other things, all actions related to the New Grace-Related Claims asserted against the Company. The court issued an order dated May 3, 2001 staying all such filed or pending actions against the Company. On June 1, 2001, New Grace requested that the court modify its order to stay cases filed against the Company since May 3, 2001 as well as all future cases that may be filed against the Company. As of August 7, 2001, the court had not yet ruled on such request. The Company believes that New Grace's filing for reorganization may provide a single forum in which all claims related to New Grace's liabilities, including the New Grace-Related Claims, might be resolved. The New Grace bankruptcy proceeding is in the very early stages and could take a few years to complete.

      The Company believes that it has strong defenses to the New Grace-Related Claims, and the Company intends to defend its interests vigorously. It is not possible to determine at this stage of the proceeding the ultimate amount of asbestos-related and other claims which may be made against the Company. In connection with New Grace's bankruptcy proceeding, the Company could incur additional costs in the resolution of claims against the Company that could become material to its consolidated results of operations and financial position.

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

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS")No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

      The Company adopted the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized through the end of 2001.

      In connection with the transitional impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill and other intangible assets are impaired as of January 1, 2002. The assessment process will be completed by June 30, 2002 and the recording of any impairment loss will be completed as soon as possible but no later than the end of 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

      As of June 30, 2001, the Company has unamortized goodwill in the amount of $1,927,239,000 and unamortized identifiable intangible assets in the amount of approximately $26,000,000, all of which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $51,776,000 and $28,364,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle; however, beginning January 1, 2002, the Company will no longer record amortization expense related to goodwill.

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

      The Company recognizes that it is subject to a number of risks and uncertainties that may affect the future performance of the Company, such as: economic, political, business and market conditions in the geographic areas in which it conducts business; changes in the value of foreign currencies against the U.S. dollar; difficulties related to the euro conversion; interest rate changes and credit availability; the success of certain information systems projects; factors affecting the customers, industries and markets that use the Company's packaging materials and systems; competitive factors; the development and success of new products; the Company's success in entering new markets and acquiring and integrating new businesses; the magnitude and timing of capital expenditures; production capacity; inventory management; raw material availability and pricing; changes in energy-related expenses; changes in the Company's relationships with customers and suppliers; legal proceedings and claims (including environmental and asbestos matters) involving the Company; the effect on the Company of the bankruptcy filing by New Grace and its subsidiaries and other New Grace-related matters; the effects of foot-and-mouth and BSE ("mad-cow") disease on the Company's customers; changes in domestic or foreign laws or regulations, or governmental or agency actions.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      On March 31, 1998, the Company completed a multi-step transaction (the "Cryovac Transaction"), which brought the Cryovac packaging business ("Cryovac") and the former Sealed Air Corporation ("old Sealed Air") under the common ownership of the Company. These businesses operate as subsidiaries of the Company, and the Company acts as a holding company. As part of that transaction, the Cryovac packaging business, held by various direct and indirect subsidiaries of the Company, was separated from the remaining businesses of the Company. Such remaining businesses were then contributed to a company now known as W. R. Grace & Co. ("New Grace"), whose shares were distributed to the Company's stockholders. As a result, New Grace became a separate publicly owned company. The Company recapitalized its outstanding shares of common stock into a new common stock and a new convertible preferred stock. A subsidiary of the Company then merged into old Sealed Air, which changed its name to Sealed Air Corporation (US). The agreements pursuant to which the Cryovac Transaction was carried out are referred to below as the "Transaction Agreements."

      In connection with the Cryovac Transaction, New Grace and its subsidiaries retained all liabilities arising out of their operations before the Cryovac Transaction, whether accruing or occurring before or after the Cryovac Transaction, other than liabilities arising from or relating to Cryovac's operations. The liabilities retained by New Grace include, among others, liabilities relating to asbestos-containing products previously manufactured or sold by New Grace's subsidiaries prior to the Cryovac Transaction, including its primary U.S. operating subsidiary, which has operated for decades and has been a subsidiary of New Grace since the Cryovac Transaction. The Transaction Agreements provided that, should any claimant seek to hold the Company, including any of its subsidiaries, responsible for liabilities of New Grace or its subsidiaries, including such asbestos-related liabilities, New Grace and its subsidiaries would indemnify and defend the Company.

      Since the beginning of 2000, the Company has been served with a number of lawsuits (the "New Grace-Related Claims") alleging that, as a result of the Cryovac Transaction, the Company is responsible for alleged asbestos liabilities of New Grace and its subsidiaries, certain of which are also named as co-defendants in many of these actions. These actions include several purported class action lawsuits and a number of personal injury lawsuits. Some plaintiffs seek damages for personal injury or wrongful death while others seek medical monitoring, environmental remediation or remedies related to an attic insulation product. Neither old Sealed Air nor Cryovac has ever produced or sold any asbestos-containing material. These cases are all in the pre-trial stage, and none has been resolved through judgment, settlement or otherwise. All such cases pending on May 3, 2001 have been stayed in connection with New Grace's Chapter 11 bankruptcy proceeding discussed below. Two committees appointed in New Grace's bankruptcy case to represent asbestos plaintiffs have recently filed a motion seeking the bankruptcy court's permission to pursue fraudulent transfer claims against the Company and certain other entities. A hearing on this request is currently set for early September 2001.

      While the allegations in these actions directed to the Company vary, these actions all appear to allege that the transfer of the Cryovac business as part of the Cryovac Transaction was a fraudulent transfer or gave rise to successor liability. Under a theory of successor liability, plaintiffs with claims against New Grace and its subsidiaries may attempt to hold the Company derivatively liable for liabilities which arose with respect to activities conducted prior to the Cryovac Transaction by New Grace's primary U.S. operating subsidiary or other subsidiaries. A transfer would be a fraudulent transfer if the transferor received less than reasonably equivalent value and the transferor was insolvent or was rendered insolvent by the transfer, was engaged or was about to engage in a business for which its assets constitute unreasonably small capital, or intended to incur or believed that it would incur debts beyond its ability to pay as they mature. A transfer may also be fraudulent if it was made with actual intent to hinder, delay or defraud creditors. If any transfers in connection with the Cryovac Transaction were found by a court to be fraudulent transfers, the Company could be required to return the property or its value to the transferor or could be required to fund certain liabilities of New Grace or its subsidiaries for the benefit of their creditors, including asbestos claimants.

      In the Joint Proxy Statement furnished to their respective stockholders in connection with the Cryovac Transaction, both Sealed Air and Grace stated that it was their belief that New Grace and its subsidiaries were adequately capitalized and would be adequately capitalized after the Cryovac Transaction and that none of the transfers contemplated to occur in the Cryovac Transaction would be a fraudulent transfer. They also stated their belief that the Cryovac Transaction complied with other relevant laws. However, if a court applying the relevant legal standards reached conclusions adverse to the Company, such determination could have a materially adverse effect on the Company's consolidated results of operations and financial position.

      On April 2, 2001, New Grace and certain of its subsidiaries filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court in the District of Delaware. New Grace stated that the filing was made in response to a sharply increasing number of asbestos claims.

      In connection with its Chapter 11 filing, New Grace filed an application with the Bankruptcy Court seeking to stay, among other things, all actions related to the New Grace-Related Claims asserted against the Company. The court issued an order dated May 3, 2001 staying all such filed or pending actions against the Company. On June 1, 2001, New Grace requested that the court modify its order to stay cases filed against the Company since May 3, 2001 as well as all future cases that may be filed against the Company. As of August 7, 2001, the court had not yet ruled on such request. The Company believes that New

Grace's filing for reorganization may provide a single forum in which all claims related to New Grace's liabilities, including the New Grace-Related Claims, might be resolved. The New Grace bankruptcy proceeding is in the very early stages and could take a few years to complete.

      The Company believes that it has strong defenses to the New Grace-Related Claims, and the Company intends to defend its interests vigorously. It is not possible to determine at this stage of the proceeding the ultimate amount of asbestos-related and other claims which may be made against the Company. In connection with New Grace's bankruptcy proceeding, the Company could incur additional costs in the resolution of claims against the Company that could become material to its consolidated results of operations and financial position.

      Information related to the aforementioned matters also appeared in Part I,
Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and in Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

      On June 26, 2001, the Company issued $300 million aggregate principal amount of 7-year 8.75% senior notes ("8.75% Senior Notes") under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the "Securities Act"). The net proceeds from the issuance of the 8.75% Senior Notes were used to refinance outstanding borrowings under the 5-year revolving credit facility described under Liquidity and Capital Resources in the Management's Discussion and Analysis of Results of Operations and Financial Condition in Part I of this Form 10-Q. The 8.75% Senior Notes impose certain limitations on the operations of the Company and certain of its subsidiaries. The limitations include restrictions on the creation of liens, entrance into sale-leaseback transactions, merger or consolidation of the Company and disposition of substantially all of the Company's assets. The Company was in compliance with these requirements as of June 30, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On May 18, 2001, the Company held its annual meeting of stockholders (the "Annual Meeting"). At the Annual Meeting the stockholders voted: (i) to elect the entire Board of Directors of the Company and (ii) to ratify the selection of KPMG LLP as the Company's independent accountants for the fiscal year ending December 31, 2001.

      A total of 76,601,329 shares of common stock and 23,771,249 shares of Series A convertible preferred stock ("preferred stock") were present in person or by proxy at the Annual Meeting, representing approximately 97,638,884 votes, or approximately 90% of the voting power of the Company entitled to vote at the Annual Meeting. Each share of common stock was entitled to one vote on each matter before the meeting, and each share of preferred stock was entitled to
0.885 of a vote on each matter before the meeting.

The votes cast on the matters before the Annual Meeting were as set forth below:

I.  Nominees for Election                       Number of Votes
    to Board of Directors:             In Favor                   Withheld
    Hank Brown                         96,825,350                  813,534
    John K. Castle                     96,844,835                  794,049
    Lawrence R. Codey                  96,856,663                  782,220
    T. J. Dermot Dunphy                96,794,438                  844,446
    Charles F. Farrell, Jr.            96,829,852                  809,031
    William V. Hickey                  96,884,076                  754,807
    Shirley Ann Jackson                96,844,562                  794,321
    Alan H. Miller                     96,833,362                  805,521

II. Ratification of KPMG               For                      97,062,623
    LLP as Independent                 Against                     100,862
    Accountants:                       Abstentions                 475,397

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)   Exhibits

      Exhibit Number      Description
      --------------      -----------

      3.1 Amended and Restated Certificate of Incorporation of the Company as currently in effect. [Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12139, is incorporated herein by reference.]

      3.2 Amended and Restated By-Laws of the Company as currently in effect. [Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12139, is incorporated herein by reference.]

      (b)   Reports on Form 8-K

      The Company did not file any Reports on Form 8-K during the second quarter of 2001.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SEALED AIR CORPORATION


Date: August 10, 2001                            By /s/ Jeffrey S. Warren
                                                    ----------------------------
                                                 Jeffrey S. Warren
                                                 Controller
                                                 (Authorized Executive Officer
                                                 and Chief Accounting Officer)