Form 10-Q
period 2001-09-30
SEALED AIR CORP/DE
filed 2001-11-13
CIK 1012100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

               (Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to_______

Commission file number 1-12139

SEALED AIR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0654331
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Park 80 East
Saddle Brook, New Jersey	07663-5291
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (201) 791-7600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES☒  NO☐

There were 83,724,792 shares of the registrant’s common stock, par value $0.10 per share, outstanding as of October 31, 2001.

PART I

FINANCIAL INFORMATION

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings

For the Three and Nine Months Ended September 30, 2001 and 2000

(In thousands of dollars except for per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended

	September 30,		September 30,
	2001	2000	2001	2000

Net sales	$766,221	$773,255	$2,286,092	$2,271,560
Cost of sales	516,617	519,821	1,554,089	1,506,164
Gross profit	249,604	253,434	732,003	765,396
Marketing, administrative and development expenses	126,341	129,790	385,185	388,774
Goodwill amortization	14,089	13,438	42,453	38,129
Restructuring and other charges	3,944	--	10,001	--
Operating profit	105,230	110,206	294,364	338,493
Other income (expense):
Interest expense	(20,868)	(17,082)	(59,760)	(44,093)
Other (expense) income, net	(857)	7,269	(12,420)	5,652
Other (expense), net	(21,725)	(9,813)	(72,180)	(38,441)
Earnings before income taxes	83,505	100,393	222,184	300,052
Income taxes	39,095	45,679	103,950	136,524
Net earnings	$44,410	$54,714	$118,234	$163,528
Less: Series A preferred stock dividends	13,804	15,991	41,362	50,090
Add: Excess of book value over repurchase price of Series A preferred stock	3,041	8,914	7,076	11,725
Net earnings ascribed to common shareholders	$33,647	$47,637	$83,948	$125,163
Earnings per common share:
Basic	$0.40	$0.57	$1.00	$1.50
Diluted	$0.37	$0.46	$0.92	$1.36
Weighted average number of common shares outstanding (000):
Basic	83,712	83,723	83,674	83,675
Diluted	83,905	85,116	83,913	86,367

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2001 and December 31, 2000

(In thousands of dollars, except share data)

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$51,534	$11,229

Notes and accounts receivable, net of allowances for doubtful accounts of $23,208 in 2001 and $21,171 in 2000	486,040	505,935

Inventories	299,308	309,116

Other current assets	59,947	50,800

Total current assets	896,829	877,080

Property and equipment:
Land and buildings	434,875	440,468
Machinery and equipment	1,450,487	1,405,119
Other property and equipment	108,720	112,184
Construction-in-progress	130,076	85,707
	2,124,158	2,043,478
Less accumulated depreciation and amortization	1,085,131	1,011,337
Property and equipment, net	1,039,027	1,032,141

Goodwill, less accumulated amortization of $177,366 in 2001 and $135,240 in 2000	1,914,806	1,959,909

Other assets	168,052	178,968

Total Assets	$4,018,714	$4,048,098

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2001 and December 31, 2000 (Continued)

(In thousands of dollars, except share data)

	September 30, 2001	December 31, 2000
	(Unaudited)

LIABILITIES, PREFERRED STOCK & SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$177,155	$290,428

Current portion of long-term debt	15,180	1,418

Accounts payable	142,880	140,532

Other current liabilities	219,204	209,307

Income taxes payable	96,869	32,883

Total current liabilities	651,288	674,568

Long-term debt, less current portion	894,522	944,453

Deferred income taxes	206,751	210,581

Other liabilities	73,292	72,994

Total Liabilities	1,825,853	1,902,596

Authorized 50,000,000 preferred shares. Series A convertible preferred stock, $50.00 per share redemption value, authorized 28,289,714 shares in 2001 and 2000, outstanding 27,358,340 shares in 2001 and 27,847,462 shares in 2000, mandatory redemption in 2018	1,367,917	1,392,373

Shareholders' equity:
Common stock, $.10 par value per share. Authorized 400,000,000 shares; issued 84,442,881 shares in 2001 and 84,352,492 shares in 2000	8,444	8,435
Additional paid-in capital	699,044	689,084
Retained earnings	369,998	293,126
Accumulated translation adjustment	(209,082)	(187,779)
	868,404	802,866

Less: Deferred compensation	10,807	17,073
Less: Cost of treasury common stock, 717,615 shares in 2001 and 706,265 shares in 2000	31,132	31,143
Less: Minimum pension liability	1,521	1,521

Total Shareholders’ Equity	824,944	753,129
Total Liabilities, Preferred Stock and Shareholders’ Equity	$4,018,714	$4,048,098

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2001 and 2000

(In thousands of dollars)

(Unaudited)

	2001	2000
Cash flows from operating activities:
Net earnings	$118,234	$163,528
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	166,724	164,574
Amortization of bond discount	365	242
Deferred tax (benefit) provision	(5,995)	80
Non-cash portion of restructuring and other charges	2,031	--
Net (gain) loss on disposals of property and equipment	(183)	100
Changes in operating assets and liabilities, net of businesses acquired:
Notes and accounts receivable	13,971	(27,730)
Inventories	3,175	(51,191)
Other current assets	(3,750)	(1,851)
Other assets	(725)	(7,702)
Accounts payable	407	(8,856)
Other current liabilities	75,006	33,153
Other liabilities	280	(3,619)

Net cash provided by operating activities	369,540	260,728

Cash flows from investing activities:
Capital expenditures for property and equipment	(109,738)	(81,262)
Proceeds from sales of property and equipment	2,932	957
Businesses acquired in purchase transactions, net of cash acquired	(12,088)	(176,502)

Net cash used in investing activities	(118,894)	(256,807)

Cash flows from financing activities:
Proceeds from long-term debt	474,924	499,390
Payment of long-term debt	(523,771)	(256,223)
Payment of senior debt issuance costs	(2,241)	--
Dividends paid on preferred stock	(41,699)	(51,890)
Purchases of treasury common stock	--	(19,468)
Purchases of preferred stock	(17,364)	(214,073)
Proceeds from stock option exercises	44	677
Net (payment of) proceeds from short-term borrowings	(106,211)	21,074

Net cash used in financing activities	(216,318)	(20,513)

Effect of exchange rate changes on cash and cash equivalents	5,977	9,171

Cash and cash equivalents:
Increase (decrease) during the period	40,305	(7,421)
Balance, beginning of period	11,229	13,672

Balance, end of period	$51,534	$6,251

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2001 and 2000 (Continued)

(In thousands of dollars)

(Unaudited)

	2001	2000
Supplemental Cash Flow Items:

Interest payments, net of amounts capitalized	$55,560	$34,560

Income tax payments	$76,732	$119,618

Non-Cash Items:

Issuance of shares of common stock to the profit-sharing plan	$--	$13,877

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2001 and 2000

(In thousands of dollars)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000

Net earnings	$44,410	$54,714	$118,234	$163,528

Other comprehensive loss:
Foreign currency translation adjustments	(7,489)	(6,906)	(21,303)	(10,487)

Comprehensive income	$36,921	$47,808	$96,931	$153,041

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2001 and 2000

(Amounts in thousands of dollars, except share and per share data)

(Unaudited)

(1)  Basis of Consolidation

The consolidated financial statements include the accounts of Sealed Air Corporation and its subsidiaries (the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.  In management’s opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position as of September 30, 2001 and results of operations for the three and nine months ended September 30, 2001 and 2000 have been made. The consolidated statements of earnings for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Prior period net sales and cost of sales have been reclassified to conform to the current year’s presentation with respect to Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”, which the Company adopted during the fourth quarter of 2000.

Certain other prior period amounts have been reclassified to conform to the current year’s presentation.

(2)   Series A Convertible Preferred Stock

The outstanding Series A preferred stock is convertible at any time into approximately 0.885 share of common stock for each share of preferred stock, votes with the common stock on an as-converted basis and pays a cash dividend, as declared by the Board of Directors, at an annual rate of $2.00 per share, payable quarterly in arrears.  Subject to certain conditions (which have not been met as of September 30, 2001) set forth in the Company’s Certificate of Incorporation, as amended, the Series A preferred stock is redeemable at the option of the Company.  The Series A preferred stock is also subject to mandatory redemption on March 31, 2018 at $50 per share, plus any accrued and unpaid dividends to the extent such shares remain outstanding.  Because it is subject to mandatory redemption, the Series A convertible preferred stock is classified outside of the shareholders’ equity section of the consolidated balance sheet.  At its date of issuance, the fair value of the Series A preferred stock exceeded its mandatory redemption amount primarily due to the common stock conversion feature of such preferred stock.  Accordingly, the book value of the Series A preferred stock is reflected in the consolidated balance sheets at its mandatory redemption value.  During the first nine months of 2001, the Company repurchased 488,800 shares of the Company’s Series A convertible preferred stock at a cost of approximately $17,364, which represents a cost that is approximately $7,076 below its book value.  This excess of book value over the repurchase price of the preferred stock was recorded as an increase to additional paid-in-capital.

(3) Earnings Per Common Share

The following table sets forth the reconciliation of the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2001 and 2000.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Basic EPS:

Numerator
Net earnings	$44,410	$54,714	$118,234	$163,528
Add: Excess of book value over repurchase price of preferred stock	3,041	8,914	7,076	11,725
Less: Preferred stock dividends	13,804	15,991	41,362	50,090
Net earnings ascribed to common shareholders	$33,647	$47,637	$83,948	$125,163

Denominator
Weighted average common shares outstanding – basic	83,712	83,723	83,674	83,675
Basic earnings per common share (1)	$0.40	$0.57	$1.00	$1.50

Diluted EPS:
Numerator
Earnings ascribed to common shareholders	$33,647	$47,637	$83,948	$125,163
Less: Excess of book value over repurchase price of preferred stock	3,041	8,914	7,076	11,725
Add: Dividends associated with repurchased preferred stock	125	633	375	4,002
Net earnings ascribed to common shareholders – diluted	$30,731	$39,356	$77,247	$117,440

Denominator
Weighted average common shares outstanding – basic	83,712	83,723	83,674	83,675
Effect of assumed exercise of options	--	112	--	112
Effect of conversion of repurchased preferred stock	193	1,281	239	2,580
Weighted average common shares outstanding – diluted	83,905	85,116	83,913	86,367
Diluted earnings per common share (2)	$0.37	$0.46	$0.92	$1.36

(1)

The basic earnings per common share calculations for the three months ended September 30, 2001 and 2000 include $0.04 and $0.11 per share gains, respectively, and for the nine months ended September 30, 2001 and 2000 include $0.08 and $0.14 per share gains, respectively, attributable to the repurchase of preferred stock for an amount below its book value. Such gains are not included in the calculations of diluted earnings per common share for the three and nine months ended September 30, 2001 and 2000.

(2)

For the purpose of calculating diluted earnings per common share, net earnings ascribed to common shareholders have been adjusted to exclude the gains attributable to the repurchase of preferred stock for an amount below its book value and to add back dividends attributable to such repurchased preferred stock in each period, and the weighted average common shares outstanding have been adjusted to assume conversion of the shares of preferred stock repurchased during each period in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force Topic D-53 guidance. The assumed conversion of the outstanding preferred stock is not considered in the calculation of diluted earnings per common share for all periods as the effect would be antidilutive.

(4)  Inventories

At September 30, 2001 and December 31, 2000, the components of inventories by major classification were as follows:

	September 30, 2001	December 31, 2000

Raw materials	$71,832	$72,537
Work in process	63,770	63,798
Finished goods	185,831	193,169
Subtotal	321,433	329,504
Reduction of certain inventories to LIFO basis	(22,125)	(20,388)
Total inventories	$299,308	$309,116

(5)  Income Taxes

The Company’s effective income tax rates were 46.8% and 45.5% for the three months ended September 30, 2001 and 2000, respectively, and 46.8% and 45.5% for the first nine months of 2001 and 2000, respectively.  Such rates were higher than the statutory U.S. federal income tax rate primarily due to state income taxes and non-deductible goodwill amortization.

(6)  Debt

A summary of long-term debt at September 30, 2001 and December 31, 2000 follows:

	September 30, 2001	December 31, 2000
Credit Agreement due March 2003	$108,758	$456,263
5.625% Euro Notes due July 2006, less discount of $921 and $1,056 in 2001 and 2000, respectively	183,078	185,145
8.75% Senior Notes due July 2008 less discount of $4,111 in 2001	295,889	--
6.95% Senior Notes due May 2009, less discount of $1,779 and $1,909 in 2001 and 2000, respectively	298,221	298,091
Other	23,756	6,372
Total	909,702	945,871
Less current portion	(15,180)	(1,418)
Long-term debt, less current portion	$894,522	$944,453

On June 26, 2001, the Company issued $300,000 aggregate principal amount of 7-year 8.75% senior notes (“8.75% Senior Notes”) under Rule 144A and Regulation S of the Securities Act of 1933, as amended.  Accrued interest on the 8.75% Senior Notes is payable semi-annually in cash on January 1 and July 1 of each year, commencing on January 1, 2002. The proceeds of $295,773 from the issuance of the 8.75% Senior Notes were used to refinance outstanding borrowings under the 5-year revolving credit facility described below.

At December 31, 2000 the Company’s two principal credit agreements were a 5-year $525,000 revolving credit facility that expires on March 30, 2003 (included in long-term debt) and a 364-day $375,000 revolving credit facility that the Company cancelled on March 23, 2001 (included in short-term borrowings). On March 23, 2001, the Company replaced this 364-day revolving credit facility with a new $194,375 364-day revolving credit facility on substantially similar terms, except for higher borrowing margins and facility fees, to the cancelled facility.  Outstanding borrowings under the cancelled 364-day revolving credit facility were $127,885 at December 31, 2000.  No borrowings were outstanding under this facility at the time of its cancellation. At September 30, 2001, there were no outstanding borrowings under the new 364-day revolving credit facility.

Such revolving credit facilities provide that the Company and certain of its subsidiaries may borrow for various purposes, including the refinancing of existing debt, the provision of working capital and other general corporate needs, including acquisitions, repurchase of the Company’s outstanding common and preferred stock and capital expenditures.  Amounts repaid under such credit facilities may be reborrowed from time to time.  As of September 30, 2001, facility fees were payable on the total amounts available under such credit facilities at the rates of 0.125% and 0.300% per annum under the 5-year revolving credit facility and the new 364-day revolving credit facility, respectively.

The Company’s obligations under the revolving credit facilities referred to in the two preceding paragraphs bear interest at floating rates.  The weighted average interest rate under such credit facilities was approximately 5.5% at September 30, 2001 and approximately 7.0% at December 31, 2000.

These revolving credit facilities provide for changes in borrowing margins based on the Company’s senior unsecured debt ratings and, in addition with respect to the 5-year revolving credit facility, certain financial criteria.  These revolving credit facilities, the Euro Notes, the 8.75% Senior Notes and the 6.95% Senior Notes impose certain limitations on the operations of the Company and certain of its subsidiaries. The Company was in compliance with these requirements as of September 30, 2001.

At September 30, 2001 and December 31, 2000, the Company was not party to any material derivative instruments.

(7) Restructuring and Other Charges

2001 Restructuring Program

During 2001, based primarily on weakening economies, especially in the U.S., the Company began to conduct a review of its business to reduce costs and expenses, simplify business processes and organizational structure, and to refine further the Company’s manufacturing operations and product offerings.  The review is taking into consideration the current business and economic trends around the world and the impact of such trends on assets and resources deployed in the Company’s business.  As a result of such review, during the second quarter, the Company announced and began implementing a restructuring program.  Charges to operations arising out of this program amounted to $10,001 for the nine months ended September 30, 2001, and included $7,314 of employee termination costs, $656 of facility exit costs and $2,031 of asset impairments related to long-lived assets either held for use or held for disposition.  The portion of this restructuring charge related to the Company’s food packaging segment amounted to $5,855 and the portion applicable to the protective and specialty packaging segment amounted to $4,146. The asset impairment charge relates to production machinery and equipment which has been impaired as a result of the rationalization of a small product line and the closing of a small manufacturing facility in Canada.  The annual reduction of depreciation expense as a result of such asset impairments is $252.  The Company expects to incur approximately $7,970 of cash outlays to carry out the restructuring program as it relates to charges incurred through September 30, 2001.  These cash outlays include primarily severance and other personnel-related costs and the costs of terminating a lease.  In connection with the restructuring charge as reflected at September 30, 2001, the Company is eliminating approximately 188 positions. These 188 positions are primarily involved in the Company’s manufacturing and sales and marketing functions in its North American and European operations.  Through September 30, 2001, 123 positions of the 188 positions noted above, have been eliminated, and the remaining restructuring actions accrued for during the third quarter of 2001, including the disposition of impaired assets, are expected to be completed during the remainder of 2001 and during 2002, although certain cash outlays are expected to continue into future years.  The Company expects that this deliberate business review will continue throughout the remainder of 2001 and is expected to result in additional actions and charges during the last three months of 2001.

The components of the 2001 Restructuring Program are as follows:

	Employee Termination Costs	Plant/Office Exit Cost	Total Cost
Restructuring liability recorded in 2001	$7,314	$656	$7,970
Cash payments during 2001	(3,051)	--	(3,051)
Restructuring liability at September 30, 2001	$4,263	$656	$4,919

1998 Restructuring Program

The Company’s restructuring liability, arising from a restructuring undertaken by the Company during the third quarter of 1998 amounted to zero at September 30, 2001 and $537 at December 31, 2000.  Spending activity through September 30, 2001 was as follows:

Employee Termination Costs
Restructuring liability at December 31, 2000	$537
Payments during 2001	(537)
Restructuring liability at September 30, 2001	$--

Substantially all of the 2001 cash outlays were for severance and other personnel-related costs.  All restructuring actions were completed prior to September 30, 2001.

(8) Business Segment Information

The Company operates in two reportable business segments: (i) Food Packaging and (ii) Protective and Specialty Packaging.  The Food Packaging segment comprises primarily the Company’s Cryovac® food packaging products. The Protective and Specialty Packaging segment includes the aggregation of the Company’s protective packaging products, engineered products and specialty products, all of which products are used principally for non-food packaging applications.

The Food Packaging segment includes flexible materials and related systems (shrink film and bag products, laminated films and packaging systems marketed primarily under the Cryovac® trademark for packaging a broad range of perishable foods).  This segment also includes rigid packaging and absorbent pads (foam and solid plastic trays and containers for the packaging of a wide variety of food products and absorbent pads used for the packaging of meat, fish and poultry).

The Protective and Specialty Packaging segment includes cushioning and surface protection products (including air cellular cushioning materials, films for non-food applications, polyurethane foam packaging systems sold under the Instapak® trademark, polyethylene foam sheets and planks, a comprehensive line of protective and durable mailers and bags, certain paper-based protective packaging materials, suspension and retention packaging, inflatable packaging and packaging systems) and other products.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
Net sales
Food Packaging	$472,505	$464,195	$1,389,756	$1,354,778
Protective and Specialty Packaging	293,716	309,060	896,336	916,782
Total	$766,221	$773,255	$2,286,092	$2,271,560
Operating profit
Food Packaging	$72,255	$66,387	$201,525	$206,948
Protective and Specialty Packaging	55,889	61,983	161,022	184,056
Total segments	128,144	128,370	362,547	391,004
Restructuring and other charges (1)	(3,944)	--	(10,001)	--
Corporate operating expenses(2)	(18,970)	(18,164)	(58,182)	(52,511)
Total	$105,230	$110,206	$294,364	$338,493
Depreciation and amortization
Food Packaging	$25,040	$27,562	$80,220	$82,063
Protective and Specialty Packaging	14,272	14,599	43,659	44,276
Total segments	39,312	42,161	123,879	126,339
Corporate (including goodwill and other amortization)	14,038	13,124	42,845	38,235
Total	$53,350	$55,285	$166,724	$164,574

(1)

Restructuring and other charges were $2,024 and $5,855 for Food Packaging for the three and nine months ended September 30, 2001, respectively, and for Protective and Specialty Packaging were $1,920 (including a net non-cash charge of $474) and $4,146 (including a net non-cash charge of $2,031) for the three and nine months ended September 30, 2001.

(2)

Includes goodwill amortization of $14,089 and $13,438 for the three months ended September 30, 2001 and 2000, respectively, and $42,453 and $38,129 for the nine months ended September 30, 2001 and 2000, respectively.

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

In connection with the Cryovac Transaction, New Grace and its subsidiaries retained all liabilities arising out of their operations before the Cryovac Transaction, whether accruing or occurring before or after the Cryovac Transaction, other than liabilities arising from or relating to Cryovac's operations. The liabilities retained by New Grace include, among others, liabilities relating to asbestos–containing products previously manufactured or sold by New Grace's subsidiaries prior to the Cryovac Transaction, including its primary U.S. operating subsidiary, which has operated for decades and has been a subsidiary of New Grace since the Cryovac Transaction. The Transaction Agreements provided that, should any claimant seek to hold the Company, including any of its subsidiaries, responsible for liabilities of New Grace or its subsidiaries, including such asbestos–related liabilities, New Grace and its subsidiaries would indemnify and defend the Company.

Since the beginning of 2000, the Company has been served with a number of lawsuits (the "New Grace–Related Claims") alleging that, as a result of the Cryovac Transaction, the Company is responsible for alleged asbestos liabilities of New Grace and its subsidiaries, certain of which are also named as co-defendants in many of these actions. These actions include several purported class action lawsuits and a number of personal injury lawsuits. Some plaintiffs seek damages for personal injury or wrongful death while others seek medical monitoring, environmental remediation or remedies related to an attic insulation product. Neither old Sealed Air nor Cryovac has ever produced or sold any asbestos–containing material. These cases are all in the pre-trial stage, and none has been resolved through judgment, settlement or otherwise. All such cases pending on May 3, 2001 have been stayed in connection with New Grace's Chapter 11 bankruptcy proceeding discussed below.

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

In connection with its Chapter 11 filing, New Grace filed an application with the Bankruptcy Court seeking to stay, among other things, all actions related to the New Grace–Related Claims asserted against the Company. The court issued an order dated May 3, 2001 staying all such filed or pending actions against the Company. On June 1, 2001, New Grace requested that the court modify its order to stay cases filed against the Company since May 3, 2001 as well as all future cases that may be filed against the Company. As of November 7, 2001, the court had not yet ruled on such request.  Two committees appointed in New Grace's bankruptcy case to represent asbestos plaintiffs have filed a motion seeking the bankruptcy court's permission to pursue fraudulent transfer claims against the Company and certain other entities. A hearing on this request is currently set for mid-December 2001.  The Company believes that New Grace's filing for reorganization may provide a single forum in which all claims related to New Grace's liabilities, including the New Grace–Related Claims, might be resolved. The New Grace bankruptcy proceeding is in the very early stages and could take a few years to complete.

The Company believes that it has strong defenses to the New Grace–Related Claims, and the Company intends to defend its interests vigorously. It is not possible to determine at this stage of the proceeding the ultimate amount of asbestos–related and other claims which may be made against the Company. In connection with New Grace's bankruptcy proceeding, the Company could incur additional costs in the resolution of claims against the Company that could become material to its consolidated results of operations and financial position.

During the first three months of 2001, the Company recorded a charge, unrelated to the asbestos claims described above, in other expense amounting to approximately $8,000, which was primarily a result of the Company’s guarantee, entered into at the time of the Cryovac Transaction, of certain debt payable by a subsidiary of New Grace, which subsidiary filed for reorganization along with New Grace as described above.  As a result of the bankruptcy filing, the Company provided in full for its guarantee of such indebtedness.

(10) Acquisitions

During the first nine months of 2001, the Company made acquisitions for cash in the aggregate amount of approximately $12,088. The Company assumed approximately $16,000 of debt related to these acquisitions.  These acquisitions were accounted for as purchases and were not material to the Company’s consolidated results of operations and financial position.

(11) New Accounting Pronouncements

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138.  This statement requires the recognition of derivative financial instruments on the balance sheet as assets or liabilities, at fair value.  Gains or losses resulting from changes in the value of derivatives are accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting.  The implementation of this standard did not have a material effect on the Company’s consolidated financial statements.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001.  SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

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

In connection with the transitional impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill and other intangible assets are impaired as of January 1, 2002.  The assessment process will be completed no later than June 30, 2002 and the recording of any impairment loss will be completed as soon as possible but no later than the end of 2002.  Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of earnings.

As of September 30, 2001, the Company has unamortized goodwill in the amount of $1,914,806 and unamortized identifiable intangible assets in the amount of approximately $25,000, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $42,453 and $51,776 for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively.  Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle; however, beginning January 1, 2002, the Company will no longer record amortization expense related to goodwill.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Net sales for the third quarter of 2001 decreased 1% to $766,221,000 compared with $773,255,000 for the third quarter of 2000.  For the first nine months of 2001, the Company’s net sales increased 1% to $2,286,092,000 compared with net sales of $2,271,560,000 in the 2000 period.  The decrease in net sales in the third quarter was primarily due to lower sales volume for certain of the Company’s products and the negative effect of foreign currency translation, partially offset by the added net sales of acquired businesses and, to a lesser extent, higher average selling prices for certain of the Company’s products.  The increase in net sales in the first nine months was primarily due to the added net sales of acquired businesses and, to a lesser extent, higher average selling prices for certain of the Company’s products, partially offset by lower sales volume for certain of the Company’s products and the negative effect of foreign currency translation.

The Company’s net sales were affected in the third quarter and first nine months of 2001 by the continued weakness of foreign currencies in Europe, Latin America and the Asia Pacific region compared with the U.S. dollar and the continued slowing of industrial economies, primarily in the U.S.  Excluding the negative effect of foreign currency translation, net sales would have increased 2% for the third quarter and 4% for the first nine months of 2001 compared to the respective 2000 periods.

Net sales from domestic operations decreased 1% for the third quarter and remained relatively flat for the first nine months of 2001 compared with the respective 2000 periods, primarily due to the lower sales volume for certain of the Company’s products, partially offset by the added net sales of several acquired businesses and, higher average selling prices for certain of the Company’s products.  Net sales from foreign operations decreased approximately 1% for the third quarter, primarily due to the negative effect of foreign currency translation, partially offset by the added net sales of several acquired business and, to a lesser extent, increased sales volume for certain of the Company’s products. Net sales from foreign operations increased approximately 1% for the first nine months of 2001 compared with the respective 2000 period, primarily due to the added net sales of several acquired businesses and, to a lesser extent, increased sales volume for certain of the Company’s products, partially offset by the negative effect of foreign currency translation.  Net sales from foreign operations represented approximately 45% of total net sales in the third quarters and first nine months of 2001 and 2000.

Net sales of the Company’s food packaging segment, which consists primarily of the Company’s Cryovac® food packaging products and Dri-Loc® absorbent pads, increased approximately 2% for the third quarter compared to the 2000 period primarily due to higher sales volume for certain of the Company’s products, the added net sales of acquired businesses and, to a lesser extent, higher average selling prices for certain of the Company’s products, partially offset by the negative effect of foreign currency translation.  Net sales of this segment for the first nine months of 2001 compared with the respective 2000 period increased approximately 3% primarily due to the added net sales of acquired businesses, and to a lesser extent, higher average selling prices for certain of the Company’s products and higher sales volume for certain products, partially offset by the negative effect of foreign currency translation. The food packaging segment, which experienced disruptions earlier in the year due to reductions in meat supply caused by the outbreak of foot-and-mouth disease and declines in beef consumption resulting from concerns over bovine spongiform encephalopathy (BSE or “mad-cow” disease), principally in Europe, continued to improve in the third quarter of 2001, as supply and consumption returned to more normal levels.  Excluding the negative effect of foreign currency translation, net sales of this segment would have increased by 5% for the third quarter and 6% for the first nine months of 2001 compared with the respective 2000 periods.

Net sales of the Company’s protective and specialty packaging segment, which consists primarily of the Company’s Instapak® chemicals and equipment, shrink films for non-food applications, Bubble Wrap® cushioning, polyethylene foam packaging products, and Jiffy® protective and durable mailers and bags, decreased 5% for the third quarter and 2% for the first nine months of 2001 compared to the respective 2000 periods. The decrease in both periods was primarily due to lower sales volume of certain products due to continuing soft economic conditions in the third quarter of 2001, and to a lesser extent, the negative effect of foreign currency translation, partially offset by the added net sales of acquired businesses and, to a lesser extent, higher average selling prices for certain products. Excluding the negative effect of foreign currency translation, net sales of this segment would have decreased 3% for the third quarter and remained relatively flat for the first nine months of 2001 compared to the respective 2000 periods.

Gross profit as a percentage of net sales was 32.6% for the third quarter of 2001 compared to 32.8% for the 2000 period and 32.0% for the first nine months of 2001 compared to 33.7% for the 2000 period. These decreases were due primarily to the lower sales volume of certain protective packaging products and changes in product mix compared to the 2000 periods, and were partially offset by lower costs for certain raw materials beginning in the second quarter of 2001.

Marketing, administrative and development expenses and goodwill amortization declined to 18.3% of net sales for the third quarter of 2001 compared to 18.5% for the 2000 period and were 18.7% of net sales for the first nine months of 2001 compared to 18.8% for the 2000 period.

Other expense, net, increased in the third quarter and first nine months of 2001 compared to the 2000 periods primarily due to increased interest expense resulting from the higher levels of debt outstanding and higher effective interest rates compared to the corresponding periods in 2000 and income recorded in the third quarter of 2000 from a one-time fee of $10,000,000 received from a third party for the assignment of a contract.  The increase in the first nine months of 2001 was also due to charges, unrelated to the asbestos claims described below, amounting to approximately $8,000,000 which were primarily a result of the Company’s guarantee, entered into at the time of the Cryovac Transaction (defined below), of certain debt payable by a subsidiary of New Grace (defined below), which subsidiary filed for reorganization along with New Grace under Chapter 11 of the U.S. Bankruptcy Code on April 2, 2001.  As a result of that filing, the Company provided in full for its guarantee of such indebtedness during the first quarter of 2001.

The Company’s effective income tax rates were 46.8% and 45.5% in the third quarters of 2001 and 2000, respectively, and 46.8% and 45.5% for the first nine months of 2001 and 2000, respectively. These rates are higher than the statutory U.S. federal income tax rate primarily due to state income taxes and non-deductible goodwill amortization. The effective rates were higher in the third quarter and first nine months of 2001 compared to the 2000 periods primarily due to lower earnings before income taxes.  The Company expects that its effective tax rate will remain higher than statutory rates for 2001.

As a cumulative result of the above, the Company’s net earnings were $44,410,000 for the third quarter of 2001 and $118,234,000 for the first nine months of 2001 compared to net earnings of $54,714,000 and $163,528,000 for the respective 2000 periods.

Basic earnings per common share were $0.40 for the third quarter of 2001 compared with $0.57 for the third quarter of 2000.  Diluted earnings per common share were $0.37 for the third quarter of 2001 compared with $0.46 for the third quarter of 2000.  Basic earnings per common share were $1.00 for the first nine months of 2001 compared with $1.50 for the first nine months of 2000.  Diluted earnings per common share were $0.92 for the first nine months of 2001 compared with $1.36 for the first nine months of 2000. The basic earnings per common share calculations for the third quarter of 2001 and 2000 include $0.04 and $0.11 per share gains, respectively, and for the first nine months of 2001 and 2000 include $0.08 and $0.14 per share gains, respectively, attributable to the repurchase of preferred stock for an amount below its $50 per share book value.  Such gains are not included in the calculations of diluted earnings per common share for any of the periods presented.  The diluted earnings per common share for the third quarter and first nine months of 2001 and 2000 are calculated assuming the conversion of the shares of preferred stock repurchased during each period in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force Topic D-53 guidance. The effect of the conversion of the Company’s outstanding convertible preferred stock is not considered in the calculations of diluted earnings per common share for any of the periods presented because the effect would be antidilutive.

2001 Restructuring and other charges

During 2001, based primarily on weakening economies, especially in the U.S., the Company began to conduct a review of its business to reduce costs and expenses, simplify business processes and organizational structure, and to refine further the Company’s manufacturing operations and product offerings.  The review is taking into consideration the current business and economic trends around the world and the impact of such trends on assets and resources deployed in the Company’s business. As a result of such review, during the second quarter, the Company announced and began implementing a restructuring program. It is expected that this deliberate business review will continue throughout the remainder of 2001 and is expected to result in additional actions and charges during the last three months of 2001.

For the nine months ended September 30, 2001, the Company recognized charges arising out of this program of $10,001,000 which included $7,314,000 of employee termination costs, $656,000 of facility exit costs and $2,031,000 of asset impairments related to long-lived assets either held for use or held for disposition. The asset impairment charge relates to production machinery and equipment which has been impaired as a result of the rationalization of a small product line and the closing of a small manufacturing facility in Canada.  The portion of this restructuring charge related to the Company’s food packaging segment amounted to $5,855,000 and the portion applicable to the protective and specialty packaging segment amounted to $4,146,000.  In addition to the charges recognized through September 30, 2001, the Company has identified additional actions to be undertaken which it has not yet begun.  The additional charges, which would be reported when they become recognizable for accounting purposes, are estimated to be approximately $5,000,000 and are primarily related to employee severance and related personnel costs. In addition to the charges recorded through September 30, 2001 and the estimated costs of projects identified but not yet begun, as the business review continues through 2001, additional costs may be incurred as further actions are identified and developed.

In connection with the restructuring charge incurred during the second and third quarters of 2001, the Company is eliminating approximately 188 positions.  These 188 positions are primarily involved in the Company’s manufacturing and sales and marketing functions in its North American and European operations.  It is anticipated that actions that have been identified but are not yet underway will eliminate approximately 120 further positions. Such positions are across all functional areas of the Company.  These position eliminations are the result of rationalizing certain product lines, combining or eliminating certain functions and simplifying certain supervisory structures.

In connection with the restructuring charge incurred during the second and third quarters of 2001, the Company expects to incur approximately $7,970,000 of cash outlays, primarily for severance and other personnel-related costs as well as the costs of terminating a lease. Through September 30, 2001, 123 positions of the 188 positions noted above, have been eliminated. All restructuring actions, including the disposition of impaired assets, are expected to be completed during the remainder of 2001 and during 2002 although certain cash outlays will continue into future years.

The Company anticipates annual cost savings related to the charges incurred during the second and third quarters of 2001 of approximately $9,805,000.  The cost savings are estimated to be realized at their full year run rate by the end of 2002, once all restructuring actions have been completed, and include the annual reduction of depreciation expense of $252,000 as a result of the asset impairments discussed above.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash flows from operations and amounts available under the Company’s existing lines of credit, including primarily the Company’s principal revolving credit agreements mentioned below.

Net cash provided by operating activities amounted to $369,540,000 and $260,728,000 in the first nine months of 2001 and 2000, respectively.  The increase in operating cash flows for the first nine months of 2001 compared to the 2000 period was primarily due to changes in operating assets and liabilities in the ordinary course of business, including primarily changes in notes and accounts receivable, inventory and other current liabilities, which include primarily changes in income taxes payable, which were partially offset by a decrease in net earnings.

Net cash used in investing activities amounted to $118,894,000 in the first nine months of 2001 compared to $256,807,000 in the 2000 period.  The decrease in net cash used in these activities in the first nine months of 2001 was primarily due to lower levels of cash used for acquisitions in 2001 partially offset by a higher level of capital expenditures in the 2001 period.  Capital expenditures were $109,738,000 in the 2001 period and $81,262,000 in the 2000 period.  The Company currently anticipates that capital expenditures for the full year of 2001 will be in the range of $150,000,000.

Net cash used in financing activities amounted to $216,318,000 in the first nine months of 2001 compared with $20,513,000 in the first nine months of 2000.  The increase in net cash used in these activities in the first nine months of 2001 was primarily due to an increase in net payments of debt during the 2001 period, partially offset by a decrease in the purchase of the Company’s common and preferred stock.

During the first nine months of 2001, the Company repurchased 488,800 shares of its preferred stock at a cost of approximately $17,364,000 pursuant to a share repurchase program adopted by the Company’s Board of Directors.  During the first nine months of 2000, the Company repurchased 4,515,964 shares of its preferred stock and 409,318 shares of its common stock at a cost of approximately $214,073,000 and $19,468,000, respectively, pursuant to this program.  As of September 30, 2001, the total number of common and preferred shares authorized to be repurchased under this program amounted to the equivalent of approximately 16,977,000 shares of common stock on an as-converted basis, of which approximately 8,897,000 had been repurchased, leaving the equivalent of approximately 8,080,000 shares of common stock on an as-converted basis available for repurchase under this program.

At September 30, 2001, the Company had working capital of $245,541,000, or 6% of total assets, compared to working capital of $202,512,000, or 5% of total assets, at December 31, 2000. Total current assets increased primarily due to an increase in cash and cash equivalents partially offset by a decrease in notes and accounts receivable.  Total current liabilities decreased primarily due to a decrease in short-term borrowings, partially offset by an increase in income taxes payable due to the timing of payments.

The Company’s ratio of current assets to current liabilities (current ratio) was 1.4 at September 30, 2001 and 1.3 at December 31, 2000.  The Company’s ratio of current assets less inventory to current liabilities (quick ratio) was 0.9 at September 30, 2001 and 0.8 at December 31, 2000.

At both September 30, 2001 and December 31, 2000, the Company’s outstanding debt included principally borrowings made under the revolving credit agreements, its 5.625% Euro Notes due July 2006, its 6.95% Senior Notes due May 2009, and certain other loans incurred by the Company’s subsidiaries.  Outstanding debt at September 30, 2001 also included its 8.75% Senior Notes due July 2008, which are described below.

On June 26, 2001, the Company issued $300,000,000 aggregate principal amount of 7-year 8.75% senior notes (“8.75% Senior Notes”) under Rule 144A and Regulation S of the Securities Act of 1933, as amended.  Accrued interest on the 8.75% Senior Notes is payable semi-annually in cash on January 1 and July 1 of each year, commencing on January 1, 2002. The proceeds of $295,773,000 from the issuance of the 8.75% Senior Notes were used to refinance outstanding borrowings under the 5-year revolving credit facility described below. At September 30, 2001, the outstanding borrowings under the 8.75% Senior Notes were $295,889,000 net of unamortized bond discount of $4,111,000.

At December 31, 2000 the Company’s two principal credit agreements were a 5-year $525,000,000 revolving credit facility that expires on March 30, 2003 (included in long-term debt) and a 364-day $375,000,000 revolving credit facility the Company cancelled on March 23, 2001 (included in short-term borrowings). On March 23, 2001, the Company replaced this 364-day revolving credit facility with a new $194,375,000 364-day revolving credit facility on substantially similar terms, except for higher borrowing margins and facility fees, to the cancelled facility.  As of September 30, 2001 and December 31, 2000, outstanding borrowings under the 5-year revolving credit facility were $108,758,000 and $456,263,000, respectively.  Outstanding borrowings under the cancelled 364-day revolving credit facility were $127,885,000 at December 31, 2000.  No borrowings were outstanding under this facility at the time of its cancellation. At September 30, 2001, there were no outstanding borrowings under the new 364-day revolving credit facility.

Such revolving credit facilities provide that the Company and certain of its subsidiaries may borrow for various purposes, including the refinancing of existing debt, the provision of working capital and other general corporate needs, including acquisitions, repurchase of the Company’s outstanding common and preferred stock and capital expenditures.  Amounts repaid under such credit facilities may be reborrowed from time to time.  As of September 30, 2001, facility fees were payable on the total amounts available under such credit facilities at the rates of 0.125% and 0.300% per annum under the 5-year revolving credit facility and the new 364-day revolving credit facility, respectively.

The Company’s obligations under the revolving credit facilities referred to in the two preceding paragraphs bear interest at floating rates.  The weighted average interest rate under such credit facilities was approximately 5.5% at September 30, 2001 and approximately 7.0% at December 31, 2000.

These revolving credit facilities provide for changes in borrowing margins based on the Company’s senior unsecured debt ratings and, in addition with respect to the 5-year revolving credit facility, certain financial criteria.  These revolving credit facilities, the Euro Notes, the 8.75% Senior Notes and the 6.95% Senior Notes impose certain limitations on the operations of the Company and certain of its subsidiaries. The Company was in compliance with these requirements as of September 30, 2001.

At September 30, 2001 and December 31, 2000, the Company was not party to any material derivative instruments.

At September 30, 2001, the Company had available committed and uncommitted lines of credit, including those available under the revolving credit facilities as discussed above, of approximately $1,052,000,000 of which approximately $755,800,000 were unused.

The Company’s shareholders’ equity was $824,944,000 at September 30, 2001 compared to $753,129,000 at December 31, 2000.  Shareholders’ equity increased in 2001 primarily due to the Company’s net earnings of $118,234,000, which were partially offset by the payment of preferred stock dividends of $41,362,000 and by an additional foreign currency translation adjustment of $21,303,000.

 During the first nine months of 2001, the Company made acquisitions for cash in the aggregate amount of approximately $12,088,000.  The Company assumed approximately $16,000,000 of debt related to these acquisitions.  These acquisitions were accounted for as purchases and were not material to the Company’s consolidated results of operations and financial position.

Other Matters

Quantitative and Qualitative Disclosures about Market Risk

For a discussion of market risks at December 31, 2000, refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report to Stockholders for the year ended December 31, 2000.

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

Interest Rates

The Company uses interest rate swaps to manage its exposure to fluctuations in interest rates.  The Company also uses interest rate collars to reduce its exposure to fluctuations in the rate of interest by limiting interest rates to a given range. At September 30, 2001, the Company was not party to any interest rate swaps or collars.  At December 31, 2000, the Company had an immaterial interest rate collar agreement related to a foreign subsidiary’s floating rate indebtedness, which matured in June 2001.

At September 30, 2001, the carrying value of the Company’s total long-term debt and short-term borrowings was $1,086,857,000 of which approximately $784,601,000 was fixed rate debt. At December 31, 2000, the carrying value of the Company’s total long-term debt and short-term borrowings was $1,236,299,000 of which $489,607,000 was fixed rate debt.

Foreign Exchange Contracts

The Company uses interest rate and currency swaps from time to time to limit foreign exchange exposure and limit or adjust interest rate exposure by swapping certain borrowings in U.S. dollars for borrowings denominated in foreign currencies. The Company had no interest rate and currency swap agreements outstanding at September 30, 2001 or December 31, 2000.

The Company uses foreign currency forwards to fix the amount payable on certain transactions denominated in foreign currencies. The terms of such instruments are generally twelve months or less.  At September 30, 2001 and December 31, 2000, the Company’s outstanding foreign currency forward contracts were not material to the Company’s consolidated financial position or results of operations.

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

Contingencies Related to the Cryovac Transaction

In connection with the Cryovac Transaction, New Grace and its subsidiaries retained all liabilities arising out of their operations before the Cryovac Transaction, whether accruing or occurring before or after the Cryovac Transaction, other than liabilities arising from or relating to Cryovac's operations. The liabilities retained by New Grace include, among others, liabilities relating to asbestos–containing products previously manufactured or sold by New Grace's subsidiaries prior to the Cryovac Transaction, including its primary U.S. operating subsidiary, which has operated for decades and has been a subsidiary of New Grace since the Cryovac Transaction. The Transaction Agreements provided that, should any claimant seek to hold the Company, including any of its subsidiaries, responsible for liabilities of New Grace or its subsidiaries, including such asbestos–related liabilities, New Grace and its subsidiaries would indemnify and defend the Company.

Since the beginning of 2000, the Company has been served with a number of lawsuits (the "New Grace–Related Claims") alleging that, as a result of the Cryovac Transaction, the Company is responsible for alleged asbestos liabilities of New Grace and its subsidiaries, certain of which are also named as co-defendants in many of these actions. These actions include several purported class action lawsuits and a number of personal injury lawsuits. Some plaintiffs seek damages for personal injury or wrongful death while others seek medical monitoring, environmental remediation or remedies related to an attic insulation product. Neither old Sealed Air nor Cryovac has ever produced or sold any asbestos–containing material. These cases are all in the pre-trial stage, and none has been resolved through judgment, settlement or otherwise. All such cases pending on May 3, 2001 have been stayed in connection with New Grace's Chapter 11 bankruptcy proceeding discussed below.

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

In connection with its Chapter 11 filing, New Grace filed an application with the Bankruptcy Court seeking to stay, among other things, all actions related to the New Grace–Related Claims asserted against the Company. The court issued an order dated May 3, 2001 staying all such filed or pending actions against the Company. On June 1, 2001, New Grace requested that the court modify its order to stay cases filed against the Company since May 3, 2001 as well as all future cases that may be filed against the Company.  As of November 7, 2001, the court had not yet ruled on such request.  Two committees appointed in New Grace's bankruptcy case to represent asbestos plaintiffs have filed a motion seeking the bankruptcy court's permission to pursue fraudulent transfer claims against the Company and certain other entities. A hearing on this request is currently set for mid-December 2001.  The Company believes that New Grace's filing for reorganization may provide a single forum in which all claims related to New Grace's liabilities, including the New Grace–Related Claims, might be resolved. The New Grace bankruptcy proceeding is in the very early stages and could take a few years to complete.

The Company believes that it has strong defenses to the New Grace–Related Claims, and the Company intends to defend its interests vigorously. It is not possible to determine at this stage of the proceeding the ultimate amount of asbestos–related and other claims which may be made against the Company. In connection with New Grace's bankruptcy proceeding, the Company could incur additional costs in the resolution of claims against the Company that could become material to its consolidated results of operations and financial position.

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

The Company believes that its euro compliance will be substantially complete by January 1, 2002.  The Company has implemented plans to accommodate euro-denominated transactions and to handle euro payments with third party customers and suppliers in the participating countries.  The Company is meeting the requirement to convert statutory and reporting currencies to the euro in part by acquiring and installing new financial software systems and in part by modifying existing systems.  If there are delays in such installation, the Company plans to pursue alternate means to convert statutory and reporting currencies to the euro by 2002.  The Company expects that its foreign currency exposures will be reduced as a result of the alignment of legacy currencies, and the Company believes that all material contracts and sales agreements requiring conversion will be converted to euros prior to January 1, 2002.    Although additional costs are expected to result from the implementation of the Company's plans, the Company also expects to achieve benefits in its treasury and procurement areas as a result of the elimination of the legacy currencies.  Since the Company has operations in each of its business segments in the participating countries, each of its business segments will be affected by the conversion process.  However, the Company expects that the total impact of all strategic and operational issues related to the euro conversion and the cost of implementing its plans for the euro conversion will not have a material adverse impact on its consolidated financial condition, results of operations or reportable segments.

Recently Issued Statements of Financial Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.

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

In connection with the transitional impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill and other intangible assets are impaired as of January 1, 2002. The assessment process will be completed no later than June 30, 2002 and the recording of any impairment loss will be completed as soon as possible but no later than the end of 2002.  Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of earnings.

As of September 30, 2001, the Company has unamortized goodwill in the amount of $1,914,806,000 and unamortized identifiable intangible assets in the amount of approximately $25,000,000, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142.  Amortization expense related to goodwill was $42,453,000 and $51,776,000 for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively.  Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle; however, beginning January 1, 2002, the Company will no longer record amortization expense related to goodwill.

Forward-Looking Statements

Certain statements made by the Company in this report and in future oral and written statements by management of the Company may be forward-looking.  These statements include comments as to the Company's beliefs and expectations as to future events and trends affecting the Company's business, its results of operations and its financial condition. These forward-looking statements are based upon management's current expectations concerning future events and discuss, among other things, anticipated future performance and future business plans.  Forward-looking statements are identified by such words and phrases as "expects," "intends," "believes," "will continue," "plans to," "could be," “estimates” and similar expressions.  Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements.

The Company recognizes that it is subject to a number of risks and uncertainties that may affect the future performance of the Company, such as: economic, political, business and market conditions in the geographic areas in which it conducts business; acts of war or terrorism; changes in the value of foreign currencies against the U.S. dollar; difficulties related to the euro conversion; interest rate changes and credit availability; the success of certain information systems projects; factors affecting the customers, industries and markets that use the Company’s packaging materials and systems; competitive factors; the development and success of new products; the Company’s success in entering new markets and acquiring and integrating new businesses; the magnitude and timing of capital expenditures; production capacity; inventory management; raw material availability and pricing; changes in energy-related expenses; changes in the Company’s relationships with customers and suppliers; legal proceedings and claims (including environmental and asbestos matters) involving the Company; the effect on the Company of the bankruptcy filing by New Grace and its subsidiaries and other New Grace-related matters; the effects of foot-and-mouth and BSE (“mad-cow”) disease on the Company’s customers; changes in domestic or foreign laws or regulations, or governmental or agency actions.

PART II

OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of the Company as currently in effect.  [Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12139, is incorporated herein by reference.]

3.2

Amended and Restated By-Laws of the Company as currently in effect. [Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12139, is incorporated herein by reference.]

(b) Reports on Form 8-K

The Company did not file any Reports on Form 8-K during the third quarter of 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEALED AIR CORPORATION
(Registrant)

Date: November 9, 2001	By	/s/Jeffrey S. Warren
Jeffrey S. Warren
Controller
(Authorized Executive Officer and Chief Accounting Officer)