Form 10-K405
period 2001-12-31
SEALED AIR CORP/DE
filed 2002-03-27
CIK 1012100

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File Number 1-12139

SEALED AIR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-0654331 (I.R.S. Employer Identification Number)
Park 80 East, Saddle Brook, New Jersey (Address of principal executive offices)	07663-5291 (Zip code)

Registrant's telephone number, including area code: (201) 791-7600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.10 per share	New York Stock Exchange, Inc.
Series A Convertible Preferred Stock, par value $0.10 per share	New York Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

        The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant on March 20, 2002 was approximately $3,900,000,000.

        The number of outstanding shares of the registrant's Common Stock as of March 20, 2002 was 83,711,406.

        DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's 2001 Annual Report to Stockholders are incorporated by reference into Parts I and II of this Form 10-K. Portions of the registrant's definitive proxy statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

        Sealed Air Corporation (the "Company"), operating through its subsidiaries, is engaged in the manufacture and sale of a wide range of food, protective and specialty packaging products.

        The Company conducts substantially all of its business through two direct wholly-owned subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US). These two subsidiaries directly and indirectly own substantially all of the assets of the business and conduct operations themselves and through subsidiaries around the globe. References herein to the Company include, collectively, the Company and its subsidiaries, except where the context indicates otherwise.

Segments

        The Company operates in two reportable business segments: (i) Food Packaging and (ii) Protective and Specialty Packaging, described more fully below. Information concerning the Company's reportable segments appears in Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Food Packaging Products

        The Company's principal food packaging products are its flexible materials and related systems marketed primarily under the Cryovac® trademark for a broad range of perishable food applications. This segment also includes the Company's rigid packaging and absorbent pads (foam and solid plastic trays and containers for the packaging of a wide variety of food products and absorbent pads used for the packaging of meat, fish and poultry). The products in this segment are primarily sold to food processors, distributors and food service businesses.

Flexible Materials and Related Systems

        The Company produces a variety of high-performance proprietary flexible films, bags and associated packaging equipment marketed and sold primarily under the Cryovac® trademark that are used to package a broad range of perishable foods such as fresh meat, smoked and processed meat, cheese, poultry, processed and prepared foods (including soups and sauces for restaurants and institutions) and produce.

        Cryovac® food packaging products include shrink bags, shrink films and laminated films sold for food packaging applications. Shrink bags and films are co-extruded, multi-layered, shrinkable plastic bags and films that, when exposed to heat, mold themselves to the shape of the product. Laminated films are multi-layered, non-shrinkable plastic materials used to package perishable foods and shelf-stable products such as syrups and toppings. Films and bags are sold in barrier and permeable forms, depending on the extent to which it is desirable that oxygen or other gases pass through the material. For fresh-cut produce, the Company produces films that permit gases to pass through at various rates, thereby matching the varying respiration rates of different vegetables and permitting longer shelf life.

        The Company's food packaging equipment offerings include dispensing and loading units to package foods in shrink, vacuum or vacuum skin packages, which can utilize the Company's films and bags; form-fill-seal units to package foods in pouches, which can be made using the Company's films; shrink tunnels; bagging systems; and auxiliary equipment. Systems are marketed to the food processing industry under the Cryovac® trademark and other trademarks.

Rigid Packaging and Absorbent Pads

        The Company manufactures and sells polystyrene foam and solid plastic trays and containers that are used for the packaging of a wide variety of food products. Supermarkets and food processors use these products to protect and display fresh meat, poultry, produce and other food products. The Company also manufactures and sells absorbent pads used for food packaging, including its Dri-Loc®

absorbent pads. The Company's trays and pads are often used together. The Company's case ready packaging customers, principally meat and poultry processors, purchase trays, pads and specially designed films and packaging equipment to centrally package meat and poultry products prior to shipment to the supermarket. Case ready packages are virtually ready for the meat case upon arrival at the retail store.

Protective and Specialty Packaging Products

        The Company's protective and specialty packaging products include its cushioning and surface protection products and certain other products. The Company's protective and specialty packaging products and systems are primarily sold to distributors and manufacturers in a wide variety of industries. The products in this segment enable the end users to provide a high degree of protection in packaging their items by means of cushioning or surface protection, or a combination thereof, as well as void fill.

Cushioning and Surface Protection Products

        The Company manufactures and markets Bubble Wrap® and AirCap® air cellular packaging materials, which consist of air encapsulated between two layers of plastic film, each containing a barrier layer to retard air loss, that form a pneumatic cushion to protect products from damage through shock or vibration during shipment. The Company's performance shrink films are sold for non-food product display and merchandising applications. These films are used to "shrink-wrap" a wide assortment of industrial and consumer products. The Company's Instapak® polyurethane foam packaging systems (which consist of proprietary blends of polyurethane chemicals, high performance polyolefin films and specially designed dispensing equipment) provide protective packaging for a wide variety of products. CelluPlank® plank foams and Stratocell® laminated polyethylene foams are generally sold by the Company to fabricators and converters. The Company also manufactures thin polyethylene foams in roll and sheet form under the trademarks Cell-Aire® and Cellu-Cushion®. Korrvu® packaging is the Company's suspension and retention packaging offering. The Company's insulation products are made with foil-faced air cellular materials. The Company also offers sterilized medical bags and films for use with medical products.

        The Company manufactures and markets Jiffy® protective mailers and other durable mailers and bags that are made in several standard sizes and are used for mailing or shipping a wide variety of items. The Company's protective mailers include lightweight, tear-resistant paper mailers marketed under various trademarks, including Jiffylite® and Mail Lite®, lined with air cellular cushioning material. These products also include the widely used Jiffy® padded mailers made from recycled kraft paper padded with macerated recycled newspaper. The Company's durable mailers and bags, made of plastic, are marketed under the ShurTuff®, Trigon®, Lab Pak®, Keepsafe™ and Tuffgard® trademarks. The Company also manufactures and sells paper packaging products under the trademarks Kushion Kraft®, Custom Wrap™, Jiffy Packaging®, Padwrap® and Void Kraft™.

        The Company offers inflatable packaging systems, including its Rapid Fill® system, which consists of a compact, portable inflator and self-sealing inflatable plastic bags, and its Fill-Air™ system, which converts rolls of polyethylene film into continuous perforated chains of air-filled cushions. The Company produces and markets converting systems that convert certain of the Company's packaging materials, including air cellular cushioning materials, thin polyethylene foam and paper packaging materials, into sheets of a pre-selected size and quantity or, for the Company's recycled kraft paper, into paper dunnage material. The Company also offers shrink-wrap equipment for use with shrink films.

Other Products

        The Company manufactures and sells a number of other products, including specialty adhesive tapes, solar collectors and covers for swimming pools, and certain products related to the elimination and neutralization of static electricity. Also, the Company manufactures recycled kraft paper as well as loose-fill polystyrene packaging.

Foreign Operations

        The Company operates in the United States and in 46 other countries, and its products are distributed in those countries as well as in other parts of the world. In maintaining its foreign operations, the Company is exposed to risks inherent in such operations, including those of currency fluctuations. Information on currency exchange risks is incorporated by reference in Item 7A of this Annual Report on Form 10-K. Financial information about geographic areas, including net sales and total long-lived assets, for each of the years in the three-year period ended December 31, 2001 appears in Note 3 of the Notes to Consolidated Financial Statements incorporated by reference in Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Marketing, Distribution and Customers

         The Company employs over 2,500 sales and marketing personnel in the countries in which it operates, who market the Company's products through a large number of distributors, fabricators and converters as well as directly to end users. In the United States and certain other countries, the Company has separate sales and marketing groups for many of its product lines. These groups often work together to develop market opportunities for the Company's products.

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

        The Company has no material long-term contracts for the distribution of its products. In 2001, no customer or affiliated group of customers accounted for as much as 10% of the Company's consolidated net sales.

        Although net sales of both food packaging products and protective and specialty packaging products tend to be slightly higher in the fourth quarter, the Company does not consider seasonality to be material to its consolidated business.

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

        The Company's protective and specialty packaging products compete with similar products made by other manufacturers and with a number of other packaging materials that are used to provide protection against damage to the packaged product during its shipment and storage. Competitive materials include various forms of paper packaging products, expanded plastics, corrugated die cuts, loosefill packaging materials, strapping, envelopes, reinforced bags, boxes and other containers, and various corrugated materials. Heavy-duty applications of the Company's Instapak® packaging and its plank and laminated foam products also compete with various types of molded foam plastics, fabricated foam plastics and mechanical shock mounts and with wood blocking and bracing systems. The Company believes that it is one of the leading suppliers of air cellular cushioning materials containing a barrier layer, shrink films for industrial and commercial applications, protective mailers, and polyethylene foam and polyurethane foam packaging systems in the geographic areas in which it sells these products.

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

Product Development

        The Company maintains a continuing effort to develop new products and improvements to its existing products and processes as well as new packaging and non-packaging applications for its products. From time to time the Company also acquires promising new packaging designs or techniques developed by others and commercializes them. In recent years, the Company has instituted ongoing programs of joint research and development projects combining the technical capabilities of its food packaging operations and its protective and specialty packaging operations. The Company incurred expenses of $55,779,000 related to Company-sponsored research and development in 2001, compared with $54,264,000 during 2000, and $56,452,000 during 1999.

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

Employees

        At December 31, 2001, the Company had approximately 17,700 employees worldwide.

Item 2. Properties

        The Company's food packaging products are produced in 49 manufacturing facilities (14 in North America, 13 in Europe, 6 in Latin America, 15 in the Asia Pacific region, and 1 in South Africa). Protective and specialty packaging products are produced in 74 manufacturing facilities (33 in North America, 18 in Europe, 7 in Latin America, 14 in the Asia Pacific region, and 2 in South Africa). A number of the Company's manufacturing facilities serve both segments. The Company occupies other facilities containing sales, distribution, technical, warehouse or administrative functions at a number of locations in the United States and in various foreign countries.

        In the United States, the Company's food packaging products are manufactured at facilities in California, Indiana, Iowa, Missouri, New York, North Carolina, Pennsylvania, South Carolina and Texas. Its protective and specialty packaging products are manufactured at facilities in California, Connecticut, Illinois, Indiana, Massachusetts, Mississippi, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Texas and Washington. Because of the light but voluminous nature of the Company's air cellular, polyethylene foam and protective mailer products, significant freight savings are realized by locating manufacturing facilities for these products near customers. To realize the benefit of such savings, the Company has facilities for manufacturing these products in various locations in proximity to customers.

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

Item 3. Legal Proceedings

        On March 31, 1998, the Company completed a multi-step transaction (the "Cryovac Transaction"), which brought the Cryovac packaging business and the former Sealed Air Corporation ("old Sealed Air") under the common ownership of the Company. These businesses operate as subsidiaries of the Company, and the Company acts as a holding company. As part of that transaction, the Cryovac packaging business, held by various direct and indirect subsidiaries of the Company, was separated from the remaining businesses of the Company. Such remaining businesses were then contributed to a company now known as W. R. Grace & Co. ("New Grace"), whose shares were distributed to the Company's stockholders. As a result, New Grace became a separate publicly owned company. The Company recapitalized its outstanding shares of common stock into a new common stock and a new convertible preferred stock. A subsidiary of the Company then merged into old Sealed Air, which changed its name to Sealed Air Corporation (US). The agreements pursuant to which the Cryovac Transaction was carried out are referred to below as the "Transaction Agreements."

        In connection with the Cryovac Transaction, New Grace and its subsidiaries retained all liabilities arising out of their operations before the Cryovac Transaction, whether accruing or occurring before or after the Cryovac Transaction, other than liabilities arising from or relating to Cryovac's operations. The liabilities retained by New Grace include, among others, liabilities relating to asbestos-containing products previously manufactured or sold by New Grace's subsidiaries prior to the Cryovac Transaction, including its primary U.S. operating subsidiary, W. R. Grace & Co.-Conn., which has operated for decades and has been a subsidiary of New Grace since the Cryovac Transaction. The Transaction Agreements provided that, should any claimant seek to hold the Company, including any of its subsidiaries, responsible for liabilities of New Grace or its subsidiaries, including such asbestos-related liabilities, New Grace and its subsidiaries would indemnify and defend the Company.

        Since the beginning of 2000, the Company has been served with a number of lawsuits alleging that, as a result of the Cryovac Transaction, the Company is responsible for alleged asbestos liabilities of New Grace and its subsidiaries, certain of which were also named as co-defendants in some of these actions. These actions include several purported class actions and a number of personal injury lawsuits. Some plaintiffs seek damages for personal injury or wrongful death while others seek medical monitoring, environmental remediation or remedies related to an attic insulation product. Neither old Sealed Air nor Cryovac ever produced or sold any of the asbestos-containing materials that are the subjects of these cases. None of these cases has been resolved through judgment, settlement or otherwise. All such cases have been stayed in connection with New Grace's Chapter 11 bankruptcy proceeding discussed below.

        While the allegations in these actions directed to the Company vary, these actions all appear to allege that the transfer of the Cryovac business as part of the Cryovac Transaction was a fraudulent transfer or gave rise to successor liability. Under a theory of successor liability, plaintiffs with claims against New Grace and its subsidiaries may attempt to hold the Company liable for liabilities that arose with respect to activities conducted prior to the Cryovac Transaction by W. R. Grace & Co.-Conn., or other New Grace subsidiaries. A transfer would be a fraudulent transfer if the transferor received less than reasonably equivalent value and the transferor was insolvent or was rendered insolvent by the transfer, was engaged or was about to engage in a business for which its assets constitute unreasonably small capital, or intended to incur or believed that it would incur debts beyond its ability to pay as they mature. A transfer may also be fraudulent if it was made with actual intent to hinder, delay or defraud creditors. If any transfers in connection with the Cryovac Transaction were found by a court to be fraudulent transfers, the Company could be required to return the property or its value to the transferor or could be required to fund certain liabilities of New Grace or its subsidiaries for the benefit of their creditors, including asbestos claimants.

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

        On April 2, 2001, New Grace and certain of its subsidiaries filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court in the District of Delaware. New Grace stated that the filing was made in response to a sharply increasing number of asbestos claims since 1999.

        In connection with its Chapter 11 filing, New Grace filed an application with the Bankruptcy Court seeking to stay, among others, all actions brought against the Company related to alleged asbestos liabilities of New Grace and its subsidiaries or alleging fraudulent transfer claims. The court issued an order dated May 3, 2001, which was modified on January 22, 2002, under which all such filed or pending actions against the Company were stayed and all such future actions are stayed upon filing and service on the Company. No further proceedings involving the Company can occur in the actions that have been stayed except upon further order of the Bankruptcy Court. The Company believes that New Grace's filing for reorganization may provide a single forum in which all such claims might be resolved.

        Committees appointed in New Grace's bankruptcy case have sought the court's permission to pursue fraudulent transfer claims against the Company and against Fresenius, as discussed below. The claims against Fresenius are based upon a 1996 transaction between Fresenius and W. R. Grace & Co.-Conn. Fresenius is not affiliated with the Company. In March 2002, the court ordered that the issues of the solvency of Grace following the Fresenius transaction and the solvency of New Grace following the Cryovac Transaction and whether the transferor received reasonably equivalent value in such transactions would be tried on behalf of all creditors of New Grace starting on September 30, 2002. The Company believes that the Cryovac Transaction was not a fraudulent transfer and the Company intends to defend its interests vigorously.

        During 2001, the Company paid approximately $8,000,000, unrelated to the asbestos and fraudulent transfer claims described above, which was primarily a result of the Company's guarantee, entered into at the time of the Cryovac Transaction, of certain debt payable by W. R. Grace & Co.-Conn., which filed for reorganization along with New Grace.

        In January 2002, the Company filed a declaratory judgment action against Fresenius Medical Care Holdings, Inc., its parent, Fresenius AG, a German company, and certain of its affiliates (collectively, "Fresenius") in New York State court asking the court to resolve a contract dispute between the parties. Fresenius contends that the Company is obligated to indemnify Fresenius for certain liabilities that Fresenius may incur as a result of the 1996 Fresenius transaction mentioned above. Fresenius's contention is based on its interpretation of the agreements between Fresenius and W. R. Grace & Co.-Conn. in connection with the 1996 Fresenius transaction. In February 2002, Fresenius announced that it had accrued a charge of $172,000,000 for such potential liabilities, which include pre-transaction tax liabilities of New Grace and the costs of defense of litigation arising from New Grace's Chapter 11 filing. The Company believes that it is not responsible to indemnify Fresenius under the 1996 agreements and has filed the action in order to proceed to a resolution of Fresenius's claims. However, if the court were to rule against the Company and if Fresenius were to incur a material liability subject to an indemnification obligation, then the outcome of the action could have a material adverse effect on the Company's consolidated results of operations and financial position. The action is in its early stages, and Fresenius has not yet responded to the complaint.

        In view of New Grace's Chapter 11 filing, the Company may receive additional claims asserting that the Company is liable for obligations that New Grace had agreed to retain in the Cryovac Transaction and for which the Company may be contingently liable. To date, no material additional claims have been asserted or threatened against the Company.

        Under accounting principles generally accepted in the United States of America, an accrual for a contingent liability is appropriate only if it is probable that a liability has been incurred and if the amount of the liability can be reasonably estimated. The Company does not believe that these conditions have been met with respect to the claims against the Company related to the alleged asbestos liabilities, the fraudulent transfer claims or the Fresenius indemnification matter, all of which are described above. Accordingly, the Company has not made any accrual for these matters as of December 31, 2001.

        Final determinations and accountings under the Transaction Agreements with respect to matters pertaining to the Cryovac Transaction had not been completed at the time of New Grace's Chapter 11 filing. The Company expects to file a claim in the bankruptcy proceeding that will include all of the costs and liabilities that it has incurred or may incur that New Grace agreed to retain or that are subject to indemnification by New Grace under the Transaction Agreements, less certain amounts that the Company is responsible for under the Transaction Agreements. Costs and liabilities for which the Company intends to seek indemnification by New Grace will include certain defense costs related to asbestos and fraudulent transfer litigation and the Fresenius claims, the guaranteed debt paid by the Company described above, any recovery by the creditors of New Grace if the Company were not successful in defending against the fraudulent transfer or asbestos claims described above, any recovery by Fresenius if the Company were held liable to indemnify Fresenius and Fresenius were to incur an indemnifiable liability, or any of the other potential claims against the Company mentioned above. The Company expects that its claim will be as an unsecured creditor of New Grace. It is not currently possible to determine the amount of the Company's claim against New Grace or the amount of the Company's recovery, if any, in the bankruptcy proceeding.

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

        At December 31, 2001, the Company was a party to, or otherwise involved in, several federal and state government environmental proceedings and private environmental claims for the cleanup of Superfund or other sites. The Company may have potential liability for investigation and clean up of certain of such sites. At most of such sites numerous companies, including the Company, have been identified as potentially responsible parties ("PRPs") under Superfund or related laws. It is the Company's policy to provide for environmental cleanup costs if it is probable that a liability has been incurred and if an amount which is within the estimated range of the costs associated with various alternative remediation strategies is reasonably estimable, without giving effect to any possible future insurance proceeds. As assessments and cleanups proceed, these liabilities are reviewed periodically and adjusted as additional information becomes available. At December 31, 2001, such environmental related provisions were not material. While it is often difficult to estimate potential liabilities and the future impact of environmental matters, based upon the information currently available to the Company and its experience in dealing with such matters, the Company believes that its potential future liability with respect to such sites is not material to the Company's results of operations or consolidated financial position.

        The Company is also involved in various other legal actions incidental to its business. Company management believes, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on the Company's results of operations or consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2001.

Executive Officers of the Registrant

        The information appearing in the table below sets forth the current position or positions held by each executive officer of the Company, his or her age as of March 15, 2002, the year in which he or she was first elected to the position currently held with the Company or with old Sealed Air (as indicated in the footnote to the table), and the year in which he or she was first elected an officer of the Company or of old Sealed Air (as indicated in the footnote to the table).

        All of the Company's officers serve at the pleasure of the Board of Directors. All officers have been employed by the Company or its subsidiaries for more than five years except for Mr. Kelsey, who was elected Vice President and Chief Financial Officer of the Company effective January 1, 2002. Previously Mr. Kelsey was, since 1998, Vice President and Chief Financial Officer of Oglebay Norton Company, a public company that mines, processes, transports and markets aggregates and industrial minerals, and prior to that Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Host Communications, Inc., then a privately-held communications firm. There are no family relationships among any of the Company's officers or directors.

Name and Current Position	Age as of March 15, 2002	First Elected to Current Position*	First Elected An Officer*
William V. Hickey President, Chief Executive Officer and Director	57	2000	1980
Robert A. Pesci Senior Vice President	56	1997	1990
David H. Kelsey Vice President and Chief Financial Officer	51	2002	2002
Jonathan B. Baker Vice President	49	1994	1994
James A. Bixby Vice President	58	1990	1990
Mary A. Coventry Vice President	48	1994	1994
Jean-Luc Debry Vice President	56	1992	1992
James P. Mix Vice President	50	1994	1994
Manuel Mondragón Vice President	52	1999	1999
Carol Lee O'Neill Vice President	38	2002	2002
J. Stuart K. Prosser Vice President	56	1999	1999

Abraham N. Reichental Vice President	45	1994	1994
Hugh L. Sargant Vice President	53	1999	1999
Fred Smagorinsky Vice President	42	2001	2001
James Donald Tate Vice President	50	2001	2001
Tod S. Christie Treasurer	43	1999	1999
Jeffrey S. Warren Controller	48	1996	1996
H. Katherine White General Counsel and Secretary	56	1998	1996

*
All persons listed in the table who were first elected officers before 1998 were executive officers of old Sealed Air prior to the Cryovac Transaction.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The information appearing under the caption "Capital Stock Information" in the Company's 2001 Annual Report to Stockholders is incorporated herein by reference.

Item 6. Selected Financial Data

        The information appearing under the caption "Selected Financial Data" in the Company's 2001 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

        The information appearing under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 2001 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The information appearing under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition-Quantitative and Qualitative Disclosures about Market Risk" in the Company's 2001 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

        See Index to Consolidated Financial Statements and Schedule on page F-2 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Part of the information required in response to this Item is set forth in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant," and the balance will be set forth in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders under the captions "Information Concerning Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance." All such information is incorporated herein by reference.

Item 11. Executive Compensation

        The information required in response to this Item will be set forth in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders under the captions "Directors' Compensation," "Summary Compensation Table" and "Compensation Committee Interlocks and Insider Participation." Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required in response to this Item will be set forth in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders under the caption "Voting Securities." Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        None.

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
3.1	Unofficial Composite Amended and Restated Certificate of Incorporation of the Company as currently in effect.
3.2	Amendment to the Certificate of Incorporation, effective December 20, 2001.
3.3
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
10.3	Restricted Stock Plan for Non-Employee Directors of the Company. [Annex E to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.]*
10.4	Grace 1996 Stock Incentive Plan, as amended. [Exhibit 10.1 to the Quarterly Report on Form 10-Q of Grace for the quarter ended March 31, 1997, File No. 1-12139, is incorporated herein by reference.]*
10.5	Grace 1994 Stock Incentive Plan, as amended. [Exhibit 10.6 to the Current Report on Form 8-K filed October 10, 1996 of Grace, File No. 1-12139, is incorporated herein by reference.]*
10.6	Grace 1989 Stock Incentive Plan, as amended. [Exhibit 10.5 to the Current Report on Form 8-K filed October 10, 1996 of Grace, File No. 1-12139, is incorporated herein by reference.]*
10.7	Grace 1986 Stock Incentive Plan, as amended. [Exhibit 10.4 to the Current Report on Form 8-K filed October 10, 1996 of Grace, File No. 1-12139, is incorporated herein by reference.]*
10.8
Form of Contingent Stock Purchase Agreement-Section 162(m) Officer. [Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12139, is incorporated herein by reference.]*
10.9
Form of Contingent Stock Purchase Agreement-Officer. [Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12139, is incorporated herein by reference.]*

10.10	Form of Restricted Stock Purchase Agreement. [Exhibit 4.4 to the Company's Registration Statement on Form S-8, Registration No. 333-59195, is incorporated herein by reference.]*
10.11
Global Revolving Credit Agreement (364-Day), dated as of March 23, 2001, among the Company, certain of its subsidiaries as borrowers and guarantors thereunder, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as Lead Arranger and Book Manager, and certain other banks party thereto. [Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-12139, is incorporated herein by reference.]
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
10.15
Consulting Agreement, dated as of February 29, 2000, between the Company and T. J. Dermot Dunphy. [Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-12139, is incorporated herein by reference.]*
10.16
Agreement, dated as of December 13, 2000, between the Company and Leonard R. Byrne. [Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12139, is incorporated herein by reference.] *
10.17	Sealed Air Corporation Performance-Based Compensation Program. [Annex A to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.]*
10.18
Contingent Stock Plan of the Company, as amended. [Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12139, is incorporated herein by reference.]*
10.19	Form of Compensation Deferral Agreement. [Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12139, is incorporated herein by reference.]*

10.20	Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors (as approved by the Board of Directors for submission to the stockholders at the 2002 Annual Meeting).*
10.21	Sealed Air Corporation Deferred Compensation Plan for Directors.*
13	Portions of the Company's 2001 Annual Report to Stockholders that are incorporated by reference into this Annual Report on Form 10-K.
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.

*
Compensatory plan or arrangement of management required to be filed as an exhibit to this report on Form 10-K.

(b)  Reports on Form 8-K:

        The Company did not file any reports on Form 8-K during the fiscal quarter ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALED AIR CORPORATION (Registrant)
Date: March 27, 2002	By:	/s/ WILLIAM V. HICKEY William V. Hickey President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By	/s/ WILLIAM V. HICKEY William V. Hickey	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2002
By	/s/ DAVID H. KELSEY David H. Kelsey	Vice President and Chief Financial Officer (Principal Financial Officer)	March 27, 2002
By	/s/ JEFFREY S. WARREN Jeffrey S. Warren	Controller (Principal Accounting Officer)	March 27, 2002
By	/s/ HANK BROWN Hank Brown	Director	March 27, 2002
By	/s/ JOHN K. CASTLE John K. Castle	Director	March 27, 2002
By	/s/ LAWRENCE R. CODEY Lawrence R. Codey	Director	March 27, 2002
By	/s/ T. J. DERMOT DUNPHY T. J. Dermot Dunphy	Director	March 27, 2002

By	/s/ CHARLES F. FARRELL, JR. Charles F. Farrell, Jr.	Director	March 27, 2002
By	/s/ SHIRLEY ANN JACKSON Shirley Ann Jackson	Director	March 27, 2002
By	/s/ ALAN H. MILLER Alan H. Miller	Director	March 27, 2002

SEALED AIR CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Years ended December 31, 2001, 2000 and 1999

SEALED AIR CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

Page
Independent Auditors' Report	*
Financial Statements:
Consolidated Statements of Earnings for the years ended December 31, 2001, 2000 and 1999	*
Consolidated Balance Sheets—December 31, 2001 and 2000	*
Consolidated Statements of Equity for the years ended December 31, 2001, 2000 and 1999	*
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	*
Consolidated Statements of Comprehensive Income for the years ended December 31, 2001, 2000 and 1999	*
Notes to Consolidated Financial Statements	*
Independent Auditors' Report on Schedule	F-3
Consolidated Schedule:
II—Valuation and Qualifying Accounts and Reserves	F-4

*
The information required appears on pages 30 through 58 of the Company's 2001 Annual Report to Stockholders and is incorporated by reference into this Annual Report on Form 10-K.

  All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Independent Auditors' Report on Schedule

The Board of Directors
Sealed Air Corporation:

        Under date of January 24, 2002, we reported on the consolidated balance sheets of Sealed Air Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2001, as contained in the 2001 Annual Report to Shareholders of Sealed Air Corporation. These consolidated financial statements and our report thereon are incorporated by reference in this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP
Short Hills, New Jersey
January 24, 2002

SEALED AIR CORPORATION AND SUBSIDIARIES
SCHEDULE II
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2001, 2000 and 1999
(In thousands of dollars)

		Additions
Description	Balance At Beginning Of Year	Charged To Costs And Expenses	Other	Deductions		Balance At End Of Year
Year ended December 31, 2001
Allowance for doubtful accounts	21,171	8,737	855	(5,339	)(1)	25,424

Inventory reserve	24,324	10,246	734	(4,973	)(2)	30,331

Year ended December 31, 2000
Allowance for doubtful accounts	21,396	3,783	627	(4,635	)(1)	21,171

Inventory reserve	27,061	1,778	131	(4,646	)(2)	24,324

Year ended December 31, 1999
Allowance for doubtful accounts	17,945	6,662	1,936	(5,147	)(1)	21,396

Inventory reserve	26,732	6,799	25	(6,495	)(2)	27,061

(1)
Primarily accounts receivable balances written off.

(2)
Primarily items removed from inventory.

QuickLinks

PART I
PART II
PART III
PART IV
SIGNATURES
SEALED AIR CORPORATION CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE Years ended December 31, 2001, 2000 and 1999
SEALED AIR CORPORATION AND SUBSIDIARIES Index to Consolidated Financial Statements and Schedule
Independent Auditors' Report on Schedule