Form 10-Q
period 2002-03-31
SEALED AIR CORP/DE
filed 2002-05-14
CIK 1012100

Use these links to rapidly review the document
SEALED AIR CORPORATION AND SUBSIDIARIES Table Of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

There were 83,929,096 shares of the registrant's common stock, par value $0.10 per share, outstanding as of April 30, 2002.

SEALED AIR CORPORATION AND SUBSIDIARIES
Table Of Contents

PART I
FINANCIAL INFORMATION

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
For the Three Months Ended March 31, 2002 and 2001
(In thousands of dollars, except for per share data)
(Unaudited)

	2002	2001
Net sales	$746,087	$758,272
Cost of sales	495,445	518,027

Gross profit	250,642	240,245
Marketing, administrative and development expenses	127,790	132,162
Goodwill amortization	—	14,260

Operating profit	122,852	93,823
Interest expense	(16,717)	(20,014)
Other expense	(2,816)	(10,163)

Earnings before income taxes	103,319	63,646
Income taxes	42,774	29,086

Net earnings	$60,545	$34,560

Add: Excess of book value over repurchase price of Series A convertible preferred stock	166	4,035
Less: Series A convertible preferred stock dividends	13,677	13,754

Net earnings ascribed to common shareholders	$47,034	$24,841

Earnings per common share:
Basic	$0.56	$0.30

Diluted	$0.56	$0.25

Weighted average number of common shares outstanding (000's):
Basic	83,841	83,649

Diluted	83,907	83,732

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2002 and December 31, 2001
(In thousands of dollars, except share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,983	$13,805
Notes and accounts receivable, net of allowances for doubtful accounts of $21,887 in 2002 and $25,424 in 2001	499,706	418,161
Inventories	293,301	288,570
Other current assets	54,911	55,816

Total current assets	876,901	776,352

Property and equipment:
Land and buildings	438,300	443,104
Machinery and equipment	1,466,408	1,466,954
Other property and equipment	109,447	110,666
Construction-in-progress	141,024	139,448

	2,155,179	2,160,172
Less accumulated depreciation and amortization	1,130,236	1,109,734

Property and equipment, net	1,024,943	1,050,438

Goodwill	1,911,733	1,913,000
Other assets	168,817	168,119

Total Assets	$3,982,394	$3,907,909

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2002 and December 31, 2001 (Continued)
(In thousands of dollars, except share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
LIABILITIES, PREFERRED STOCK & SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$93,745	$135,548
Current portion of long-term debt	1,874	1,943
Accounts payable	132,213	135,533
Other current liabilities	276,221	282,693
Income taxes payable	96,725	71,263

Total current liabilities	600,778	626,980
Long-term debt, less current portion	856,199	788,111
Deferred income taxes	210,280	210,830
Other liabilities	67,717	65,682

Total Liabilities	1,734,974	1,691,603

Authorized 50,000,000 preferred shares. Series A convertible preferred stock, $50.00 per share redemption value, authorized 27,365,594 shares in 2002 and 2001, outstanding 27,288,084 shares in 2002 and 27,323,084 shares in 2001, mandatory redemption in 2018	1,364,404	1,366,154
Shareholders' equity:
Common stock, $.10 par value per share. Authorized 400,000,000 shares; issued 84,607,282 shares in 2002 and 84,494,504 shares in 2001	8,461	8,449
Additional paid-in capital	703,527	699,088
Retained earnings	441,667	394,799
Accumulated translation adjustment	(224,239)	(207,710)

	929,416	894,626

Less: Deferred compensation	12,673	10,973
Less: Cost of treasury common stock, 721,415 shares in 2002 and 717,615 shares in 2001	31,135	31,133
Less: Unrecognized loss on derivative instruments	355	131
Less: Minimum pension liability	2,237	2,237

Total Shareholders' Equity	883,016	850,152

Total Liabilities, Preferred Stock and Shareholders' Equity	$3,982,394	$3,907,909

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2002 and 2001
(In thousands of dollars)
(Unaudited)

	2002	2001
Cash flows from operating activities:
Net earnings	$60,545	$34,560
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	40,696	57,167
Amortization of bond discount	206	83
Deferred tax provision (benefit)	287	(297)
Net loss (gain) on disposals of property and equipment	197	(244)
Changes in operating assets and liabilities, net of businesses acquired:
Change in the Receivables Facility	(95,600)	—
Notes and accounts receivable, net of Receivables Facility	2,046	33,221
Inventories	(8,927)	(13,428)
Other current assets	776	(2,821)
Other assets	(5,639)	(4,413)
Accounts payable	(1,161)	16,335
Other current liabilities	5,725	15,540
Other liabilities	2,384	1,793

Net cash provided by operating activities	1,535	137,496

Cash flows from investing activities:
Capital expenditures for property and equipment	(17,895)	(39,885)
Proceeds from sales of property and equipment	794	1,211

Net cash used in investing activities	(17,101)	(38,674)

Cash flows from financing activities:
Proceeds from long-term debt	94,145	104,152
Payment of long-term debt	(27,040)	(34,790)
Dividends paid on preferred stock	—	(14,143)
Purchases of preferred stock	(1,584)	(7,909)
Proceeds from stock option exercises	261	—
Net payment of short-term borrowings	(40,862)	(62,263)

Net cash provided by (used in) financing activities	24,920	(14,953)

Effect of exchange rate changes on cash and cash equivalents	5,824	7,260

Cash and cash equivalents:
Net change during the period	15,178	91,129
Balance, beginning of period	13,805	11,229

Balance, end of period	$28,983	$102,358

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2002 and 2001 (Continued)
(In thousands of dollars)
(Unaudited)

	2002	2001
Supplemental Cash Flow Items:
Interest payments, net of amounts capitalized	$15,570	$13,685

Income tax payments	$18,100	$11,601

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2002 and 2001
(In thousands of dollars)
(Unaudited)

	2002	2001
Net earnings	$60,545	$34,560
Other comprehensive loss:
Unrecognized loss on derivative instruments, net of income tax benefit of $108 in 2002	(224)	—
Foreign currency translation adjustments	(16,529)	(11,672)

Comprehensive income	$43,792	$22,888

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2002 and 2001
(Amounts in thousands of dollars, except share and per share data)
(Unaudited)

(1) Basis of Consolidation

The consolidated financial statements include the accounts of Sealed Air Corporation and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position as of March 31, 2002 and results of operations for the three months ended March 31, 2002 and 2001 have been made. The consolidated statements of earnings for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current year's presentation.

(2) Business Segment Information

The Company operates in two reportable business segments: (i) Food Packaging and (ii) Protective and Specialty Packaging. The Food Packaging segment comprises primarily the Company's Cryovac® food packaging products. The Protective and Specialty Packaging segment includes the aggregation of the Company's protective packaging products, engineered products and shrink packaging products, all of which products are used principally for non-food packaging applications.

The Food Packaging segment includes flexible materials and related systems (shrink film and bag products, laminated films, and packaging systems marketed primarily under the Cryovac® trademark for packaging a broad range of perishable foods). This segment also includes rigid packaging and absorbent pads (foam and solid plastic trays and containers for the packaging of a wide variety of food products and absorbent pads used for the packaging of meat, fish and poultry).

The Protective and Specialty Packaging segment includes cushioning and surface protection products (including air cellular cushioning materials, shrink and non-shrink films for non-food applications, polyurethane foam packaging systems sold under the Instapak® trademark, polyethylene foam sheets and planks, a comprehensive line of protective and durable mailers and bags, certain paper-based protective packaging materials, suspension and retention packaging, inflatable packaging, and packaging systems) and other products.

	For the Three Months Ended March 31,
	2002	2001

Net sales
Food Packaging	$454,914	$452,812
Protective and Specialty Packaging	291,173	305,460

Total	$746,087	$758,272

Operating profit
Food Packaging	$71,819	$58,902
Protective and Specialty Packaging	55,234	54,213

Total segments	127,053	113,115
Corporate operating expenses(1)	(4,201)	(19,292)

Total	$122,852	$93,823

Depreciation and amortization
Food Packaging	$26,074	$27,943
Protective and Specialty Packaging	14,622	14,741

Total segments	40,696	42,684
Corporate(1)	—	14,483

Total	$40,696	$57,167

(1)
Includes goodwill amortization of $14,260 for the three months ended March 31, 2001.

(3) Accounts Receivable Securitization

In December 2001, the Company and certain of its U.S. subsidiaries entered into an accounts receivable securitization program (the "Receivables Facility") with a bank and an issuer of commercial paper administered by that bank (the "ICP"). Under the Receivables Facility, the Company's two primary operating subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US) (the "Originators"), sell all of their eligible U.S. accounts receivable to Sealed Air Funding Corporation ("SA Funding Corp."), an indirect wholly-owned subsidiary of the Company that was formed for the sole purpose of entering into the Receivables Facility. SA Funding Corp. in turn may sell an undivided ownership interest in these receivables to the ICP or the bank, subject to certain conditions, up to a maximum of $125,000 of undivided ownership interests outstanding from time to time.

SA Funding Corp. retains the receivables it purchases from the Originators, except those as to which interests are sold by it to the ICP or the bank. Sales of accounts receivable by the Originators to SA Funding Corp. and sales of interests from SA Funding Corp. to the ICP and the bank have been structured as "true sales" under applicable laws, and the assets of SA Funding Corp. are not available to pay any creditors of the Company or of its subsidiaries or affiliates. These transactions are accounted for as sales of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities."

In order to secure the performance of their obligations under the Receivables Facility, SA Funding Corp. and the Originators granted a first priority security interest to the bank, as agent, in certain collateral, including accounts receivable owned by them and proceeds and collections of those receivables. The ICP and the bank have no recourse to the Company's, the Originators' or SA Funding Corp.'s other assets for any losses resulting from the financial inability of customers to pay amounts due on the receivables when they become due. As long as a termination event with respect to the Receivables Facility has not occurred, the Originators service, administer and collect the receivables under the Receivables Facility as agent on behalf of SA Funding Corp., the ICP and the bank. Prior to a termination event under the Receivables Facility, collections of receivables not otherwise required to be paid to the ICP or the bank are used by SA Funding Corp. to purchase new eligible receivables from the Originators. The Company has undertaken to cause the Originators to perform their obligations under the Receivables Facility.

The scheduled expiration date for the Receivables Facility is December 7, 2004, although the bank's commitment to make purchases of receivables interests from SA Funding Corp. expires on December 7, 2002 and is subject to annual renewal with the agreement of the parties. Under certain limited circumstances, none of which had occurred at March 31, 2002, the ICP and the bank can terminate purchases of interests in eligible accounts receivable prior to these dates. The events that could result in termination include a downgrading by either of the two leading credit rating agencies of the Company's long-term senior unsecured debt to BB- or below by Standard & Poor's Rating Services ("Standard & Poor's") or Ba3 or below by Moody's Investors Service, Inc. ("Moody's"). The Receivables Facility provides for the payment from time to time of program fees (currently 0.375% per annum) on the receivables interests sold by SA Funding Corp. and commitment fees (currently 0.325% per annum) on the unused portion of the $125,000 Receivables Facility.

During the first three months of 2002, SA Funding Corp. sold, from time to time, an aggregate undivided ownership interest of approximately $115,200 of receivables under the Receivables Facility. Such sales did not exceed the maximum of $125,000 on an individual sale basis at any point during the first three months of 2002. At March 31, 2002, no undivided ownership interest in receivables was held by the ICP under the Receivables Facility.

In December 2001, the Originators sold approximately $176,900 of their eligible U.S. accounts receivable to SA Funding Corp. SA Funding Corp. in turn sold an undivided ownership interest in $95,600 of such receivables under the Receivables Facility, and this latter amount has been removed from the Company's consolidated balance sheet. This amount was used to pay down certain of the Company's outstanding borrowings. SA Funding Corp. retained the remaining $81,300 of receivables that it acquired from the Originators. These retained receivables at December 31, 2001 are included in notes and accounts receivable on the Company's consolidated balance sheet. The carrying amount of the retained receivables approximates fair value because of the relatively short-term nature of the receivables.

The costs associated with the Receivables Facility are included in other expense in the Company's consolidated statement of earnings for the three months ended March 31, 2002. These costs primarily relate to the loss on the sale of the interests in receivables to the ICP or the bank, which was approximately $272, and program and commitment fees and other associated costs, which were approximately $109.

(4) Inventories

At March 31, 2002 and December 31, 2001, the components of inventories by major classification were as follows:

	March 31, 2002	December 31, 2001
Raw materials	$70,715	$69,312
Work in process	62,900	65,148
Finished goods	176,441	174,968

Subtotal	310,056	309,428
Reduction of certain inventories to LIFO basis	(16,755)	(20,858)

Total inventories	$293,301	$288,570

(5) Income Taxes

The Company's effective income tax rates were 41.4% and 45.7% for the three months ended March 31, 2002 and 2001, respectively. Such rates were higher than the statutory U.S. federal income tax rate in 2002 primarily due to state income taxes and in 2001 primarily due to non-deductible goodwill amortization and state income taxes.

(6) Restructuring and Other Charges

2001 Restructuring Program

The Company's restructuring reserve, which arose out of a restructuring undertaken by the Company during 2001, amounted to $16,353 at March 31, 2002 and $19,697 at December 31, 2001. The components of the restructuring charges, spending and other activity through March 31, 2002 and the remaining reserve balance at March 31, 2002 were as follows:

	Employee Termination Costs	Plant/Office Exit Cost	Total Cost
Restructuring liability at December 31, 2001	$18,233	$1,464	$19,697
Cash payments during 2002	(3,173)	(171)	(3,344)

Restructuring liability at March 31, 2002	$15,060	$1,293	$16,353

The cash outlays include primarily severance and other personnel-related costs, costs of terminating leases, and facilities and equipment disposition costs. In connection with the 2001 restructuring, the Company is eliminating approximately 793 positions. However, with the prospective addition of approximately 323 jobs in connection with the Company's realignment or relocation of certain manufacturing activities, the net reduction in headcount positions is expected to be approximately 470. Through March 31, 2002, 385 of the 793 positions had been eliminated, and the remaining restructuring actions accrued in 2001 are expected to be substantially completed during 2002, although certain cash outlays are expected to continue into future periods.

(7) Debt

A summary of debt at March 31, 2002 and December 31, 2001 follows:

	March 31, 2002	December 31, 2001

Short-term borrowings and current portion of long-term debt:
Short-term borrowings	$93,745	$135,548
Current portion of long-term debt	1,874	1,943

Total current debt	95,619	137,491

Long-term debt, less current portion:
Revolving Credit Agreement due March 2003	454	7,539
5.625% Euro Notes due July 2006, less discount of $793 and $844 in 2002 and 2001, respectively	173,772	175,666
8.75% Senior Notes due July 2008, less discount of $3,881 and $3,999 in 2002 and 2001, respectively	296,119	296,001
6.95% Senior Notes due May 2009, less discount of $1,689 and $1,736 in 2002 and 2001, respectively	298,311	298,264
Other	87,543	10,641

Total long-term debt, less current portion	856,199	788,111

Total debt	$951,818	$925,602

In March 2002, the Company refinanced a portion of its short-term borrowings under an Australian dollar 175,000 (approximately U.S. $92,300) dual-currency revolving credit facility that expires on March 12, 2005. This facility was made available to certain of the Company's Australian and New Zealand subsidiaries by a syndicate of banks, and such borrowings are guaranteed by the Company. The amount outstanding under this facility at March 31, 2002 was approximately $77,000. Such amount is included in other long-term debt in the table above.

Substantially all of the Company's short-term borrowings of $93,745 at March 31, 2002 were outstanding under lines of credit available to various of the Company's U.S. and foreign subsidiaries. Amounts available under these credit lines as of March 31, 2002 and December 31, 2001 were approximately $247,000 and $326,000, respectively, of which approximately $153,000 and $190,000, respectively, were unused.

At March 31, 2002 and December 31, 2001, the Company had available committed and uncommitted lines of credit of approximately $864,000 and $1,046,000, respectively, of which approximately $693,000 and $903,000 respectively, were unused. Such credit lines include amounts available under the 2003 Facility (defined below), the 364-Day Facility (defined below) at December 31, 2001 and other lines of credit available to the Company's subsidiaries. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

The Company's principal revolving credit facility is a multi-year $525,000 revolving credit facility due March 30, 2003 (the "2003 Facility"). The 2003 Facility provides that the Company and certain of its subsidiaries may borrow for various purposes, including the refinancing of existing debt, the provision of working capital and other general corporate needs, including acquisitions, repurchases of the Company's outstanding common and preferred stock and capital expenditures.

Amounts repaid under the 2003 Facility may be re-borrowed from time to time prior to the expiration or earlier termination of the Facility. As of March 31, 2002, facility fees were payable at the rate of 0.125% per annum under the 2003 Facility on the total amounts available under the credit facility.

The obligations under the 2003 Facility bear interest at floating rates. The floating rates are generally determined by adding the applicable borrowing margin to the interbank rate for the relevant currency and time period. The weighted average interest rate for outstanding borrowings under the 2003 Facility was approximately 3.9% at March 31, 2002 and 4.2% at December 31, 2001.

The 2003 Facility provides for changes in borrowing margins based on the Company's long-term senior unsecured debt ratings and, in addition, with respect to the 2003 Facility, certain financial criteria. The 2003 Facility, the Euro Notes, the 8.75% Senior Notes and the 6.95% Senior Notes impose limitations on the operations of the Company and certain of its subsidiaries. These limitations include, depending upon the debt in question, financial covenants relating to interest coverage and debt leverage as well as restrictions on the incurrence of additional indebtedness, the creation of liens, sale and leaseback transactions, mergers and acquisitions and certain dispositions of assets. The Company and its subsidiaries were in compliance with these requirements as of March 31, 2002.

The Company had a 364-day $194,375 revolving credit facility (the "364-Day Facility") that the Company allowed to expire on March 22, 2002. No borrowings were outstanding under this facility at the time of its expiration or at December 31, 2001.

(8) Derivatives and Hedging Activities

Effective January 1, 2001, the Company adopted SFAS No. 133, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes. The cumulative effect of adopting SFAS No. 133 was not material to the Company's consolidated financial statements as of December 31, 2001 and for the three months ended March 31, 2001.

The Company is exposed to market risk, such as fluctuations in foreign currency exchange rates and changes in interest rates. To manage the volatility relating to these exposures, the Company enters into various derivative instruments pursuant to its risk management policies. Designation of derivative instruments as hedges is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. The Company does not purchase, hold or sell derivative financial instruments for trading purposes.

The Company's subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purpose of the Company's foreign currency hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies. At March 31, 2002 and December 31, 2001, the Company was party to foreign currency forward contracts, with an aggregate notional amount of approximately $224,764 maturing through December 2002 and $266,902 maturing through June 2002, respectively. Such contracts qualified and were designated as cash flow hedges, and had original maturities of less than twelve months.

The Company may use other derivative instruments from time to time, such as: options, collars and swaps to manage its exposure to fluctuations in interest rates; foreign exchange options to manage exposure due to foreign exchange rates; and interest rate and currency swaps to gain access to additional sources of international financing while limiting foreign exchange exposure and limiting or adjusting interest rate exposure by swapping borrowings in one currency for borrowings denominated in another currency. At March 31, 2002 and December 31, 2001 the Company was not party to any of these types of contracts.

Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income (loss), to the extent that such hedges are effective and until the underlying transactions are recognized in earnings, at which time such gains and losses are recognized in the consolidated statement of earnings. Net losses included in other comprehensive income (loss) for the three months ended March 31 2002 were $355 after tax ($463 pre-tax) all of which are expected to be included in the consolidated statement of earnings within the next twelve months when the underlying transactions are recognized in the consolidated statement of earnings. The unrealized amounts in other comprehensive income (loss) will fluctuate based on changes in the fair value of open contracts at each reporting period. The Company's practice is to terminate derivative transactions if the underlying asset or liability matures or is sold or terminated, or if the underlying forecasted transaction is no longer deemed to be probable of occurring. Due to highly effective cash flow hedges in the first three months of 2002, the effect on the Company's consolidated net earnings was not material.

The Company is exposed to credit losses if the counterparties to its outstanding derivative contracts are unable to perform their obligations. However, it does not expect any counterparties to fail to perform as they are major financial institutions with high credit ratings and financial strength. Nevertheless, there is a risk that the Company's exposure to losses arising out of derivative contracts could be material if the counterparties to such agreements fail to perform their obligations.

(9) Series A Convertible Preferred Stock

The Company's Series A preferred stock is listed on the New York Stock Exchange and is convertible at any time into approximately 0.885 share of common stock for each share of preferred stock. These shares vote with the common stock on an as-converted basis and receive a cash dividend, as declared by the Board of Directors, at an annual rate of $2.00 per share, payable quarterly in arrears. Subject to conditions (which have not been met as of March 31, 2002) set forth in the Company's Certificate of Incorporation, as amended, the Series A preferred stock is redeemable at the option of the Company. Under the Company's Certificate of Incorporation, as amended, the Series A preferred stock is redeemable at the option of the Company on or after March 31, 2003 without regard to these conditions. The Series A preferred stock is also subject to mandatory redemption on March 31, 2018 at $50 per share, plus any accrued and unpaid dividends, to the extent these shares remain outstanding. Because it is subject to mandatory redemption, the Series A convertible preferred stock is classified outside of the shareholders' equity section of the consolidated balance sheets. At its date of issuance, the fair value of the Series A preferred stock exceeded its mandatory redemption amount primarily due to the common stock conversion feature. Accordingly, the book value of the Series A preferred stock is reflected in the consolidated balance sheets at its mandatory redemption value. During the first three months of 2002, the Company repurchased 35,000 shares of the Company's convertible preferred stock at a cost of approximately $1,584, representing a cost approximately $166 below its book value. This excess of book value over the purchase price of the preferred stock was recorded as an increase to additional paid-in-capital.

(10) Earnings Per Common Share

The following table sets forth the reconciliation of the basic and diluted earnings per common share computations for the three months ended March 31, 2002 and 2001.

	Three Months Ended March 31
	2002	2001

Basic EPS:

Numerator
Net earnings	$60,545	$34,560
Add: Excess of book value over repurchase price of preferred stock	166	4,035
Less: Preferred stock dividends	13,677	13,754

Net earnings ascribed to common shareholders	$47,034	$24,841

Denominator
Weighted average common shares outstanding—basic	83,841	83,649

Basic earnings per common share(1)	$0.56	$0.30

Diluted EPS:

Numerator
Earnings ascribed to common shareholders	$47,034	$24,841
Less: Excess of book value over repurchase price of preferred stock	166	4,035
Add: Dividends associated with repurchased preferred stock	15	—

Net earnings ascribed to common shareholders—diluted	$46,883	$20,806

Denominator
Weighted average common shares outstanding—basic	83,841	83,649
Effect of assumed exercise of options	43	—
Effect of conversion of repurchased preferred stock	23	83

Weighted average common shares outstanding—diluted	83,907	83,732

Diluted earnings per common share(2)	$0.56	$0.25

(1)
The basic earnings per common share calculation for the three months ended March 31, 2001 includes $0.05 per share gain attributable to the repurchase of preferred stock for an amount below its book value. The gain attributable to the repurchase of preferred stock was not significant in the quarter ended March 31, 2002. Such gains are not included in the calculations of diluted earnings per common share for the three months ended March 31, 2002 and 2001.

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

See Note 12 for a reconciliation of basic and diluted earnings per common share for the three months ended March 31, 2001 as if SFAS No. 142 were adopted January 1, 2001.

(11) Commitments and Contingencies

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, on March 31, 1998 the Company completed a multi-step transaction (the "Cryovac Transaction"), which brought the Cryovac packaging business and the former Sealed Air Corporation ("old Sealed Air") under the common ownership of the Company. These businesses operate as subsidiaries of the Company, and the Company acts as a holding company. As part of that transaction, the Cryovac packaging business, held by various direct and indirect subsidiaries of the Company, was separated from the remaining businesses of the Company. Such remaining businesses were then contributed to a company now known as W. R. Grace & Co. ("New Grace"), whose shares were distributed to the Company's stockholders. As a result, New Grace became a separate publicly owned company. The Company recapitalized its outstanding shares of common stock into a new common stock and a new convertible preferred stock. A subsidiary of the Company then merged into old Sealed Air, which changed its name to Sealed Air Corporation (US). The agreements pursuant to which the Cryovac Transaction was carried out are referred to below as the "Transaction Agreements."

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

Committees appointed in New Grace's bankruptcy case have sought and received the court's permission to pursue fraudulent transfer claims against the Company and against Fresenius, as discussed below. The claims against Fresenius are based upon a 1996 transaction between Fresenius and W. R. Grace & Co.-Conn. Fresenius is not affiliated with the Company. In March 2002, the court ordered that the issues of the solvency of New Grace following the Cryovac Transaction and whether New Grace received reasonably equivalent value in the Cryovac Transaction would be tried on behalf of all creditors of New Grace starting on September 30, 2002. The Company believes that the Cryovac Transaction was not a fraudulent transfer and the Company intends to defend its interests vigorously.

During 2001, the Company paid approximately $8,000 unrelated to the asbestos and fraudulent transfer claims described above, which was primarily a result of the Company's guarantee, entered into at the time of the Cryovac Transaction, of certain debt payable by W. R. Grace & Co.-Conn., which filed for reorganization along with New Grace.

In January 2002, the Company filed a declaratory judgment action against Fresenius Medical Care Holdings, Inc., its parent, Fresenius AG, a German company, and certain of its affiliates (collectively, "Fresenius") in New York State court asking the court to resolve a contract dispute between the parties. Fresenius contends that the Company is obligated to indemnify Fresenius for certain liabilities that Fresenius may incur as a result of the 1996 Fresenius transaction mentioned above. Fresenius's contention is based on its interpretation of the agreements between Fresenius and W. R. Grace & Co.-Conn. in connection with the 1996 Fresenius transaction. In February 2002, Fresenius announced that it had accrued a charge of $172,000 for such potential liabilities, which include pre-transaction tax liabilities of New Grace and the costs of defense of litigation arising from New Grace's Chapter 11 filing. The Company believes that it is not responsible to indemnify Fresenius under the 1996 agreements and has filed the action in order to proceed to a resolution of Fresenius's claims. However, if the court were to rule against the Company and if Fresenius were to incur a material liability subject to an indemnification obligation, then the outcome of the action could have a material adverse effect on the Company's consolidated results of operations and financial position. In April 2002, Fresenius filed a motion to dismiss the action and for entry of declaratory relief in its favor. The Company has opposed the motion, but the motion has not yet been addressed by the court.

Under accounting principles generally accepted in the United States of America, an accrual for a contingent liability is appropriate only if it is probable that a liability has been incurred and if the amount of the liability can be reasonably estimated. The Company does not believe that these conditions have been met with respect to the claims against the Company related to the alleged asbestos liabilities, the fraudulent transfer claims or the Fresenius indemnification matter, all of which are described above. Accordingly, the Company has not made any accrual for these matters as of March 31, 2002.

Final determinations and accountings under the Transaction Agreements with respect to matters pertaining to the Cryovac Transaction had not been completed at the time of New Grace's Chapter 11 filing. The Company expects to file a claim in the bankruptcy proceeding that will include all of the costs and liabilities that it has incurred or may incur that New Grace agreed to retain or that are subject to indemnification by New Grace under the Transaction Agreements, less certain amounts that the Company is responsible for under the Transaction Agreements. Costs and liabilities for which the Company intends to seek indemnification by New Grace will include certain defense costs related to asbestos and fraudulent transfer litigation and the Fresenius claims, the guaranteed debt paid by the Company described above, any recovery by the creditors of New Grace if the Company were not successful in defending against the fraudulent transfer or asbestos claims described above, any recovery by Fresenius if the Company were held liable to indemnify Fresenius and Fresenius were to incur an indemnifiable liability, and any other claims against the Company as to which New Grace has agreed to indemnify the Company. The Company expects that its claim will be as an unsecured creditor of New Grace. The bankruptcy court has set a bar date of March 31, 2003 for the filing of claims of unsecured creditors of New Grace. It is not currently possible to determine the amount of the Company's claim against New Grace or the amount of the Company's recovery, if any, in the bankruptcy proceeding.

(12) New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. This new standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of."

The Company adopted the provisions of SFAS No. 141 immediately and adopted SFAS No. 142 effective January 1, 2002. Any goodwill and any intangible asset determined to have an indefinite useful life that were acquired in a purchase business combination completed after June 30, 2001 were not amortized, but were evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized through the end of 2001.

In connection with the transitional impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether goodwill and other intangible assets were impaired as of January 1, 2002. Because of the uncertainty, necessitated by the extensive effort needed to comply with the adoption of SFAS No. 142, further evaluation is needed to complete the transitional goodwill impairment test provisions of SFAS No. 142. However, the Company believes, based on its preliminary evaluation, that adoption of the new standard should not result in a material transitional impairment charge to the consolidated statement of earnings. The Company is required by this standard to complete the assessment process no later than June 30, 2002 and to record any impairment loss as soon as possible but no later than the end of 2002. Transitional impairment losses, if any, will be recognized as a cumulative effect of a change in accounting principle in the Company's statement of earnings. The Company expects to complete this process as required.

As of March 31, 2002 and December 31, 2001, the Company had unamortized goodwill in the amount of $1,911,733 and $1,913,000, respectively. Amortization expense related to goodwill was $14,260 for the first three months of 2001. Beginning January 1, 2002, in accordance with SFAS No. 142, the Company is no longer recording amortization expense related to goodwill. Although goodwill will no longer be systematically amortized, this standard requires that periodic reviews be conducted to assess whether or not the carrying amount of goodwill may be impaired. Such reviews could result in future write-downs of goodwill which would be reflected as a charge against operating income.

As of March 31, 2002 and December 31, 2001 the Company had identifiable intangible assets with a gross carrying value of approximately $63,737, and $63,602, respectively, less accumulated amortization of $41,735 and $40,128, respectively. Amortization of identifiable intangible assets was approximately $2,031 for the first three months of 2002. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization for the twelve months ended December 31, 2002 and the next four succeeding years is approximately $8,100 per year. At March 31, 2002, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142. Such assets are reflected in other assets in the Company's consolidated balance sheets.

The following table sets forth the reconciliation of the basic and diluted earnings per common share computations for the three months ended March 31, 2001 as if SFAS No. 142 were adopted as of January 1, 2001:

	March 31 2001 As Reported	Add Back: Goodwill Amortization	March 31 2001 Adjusted

Basic EPS:

Numerator
Net earnings	$34,560	$14,260	$48,820
Add: Excess of book value over repurchase price of preferred stock	4,035	—	4,035
Less: Preferred stock dividends	13,754	—	13,754

Net earnings ascribed to common shareholders	$24,841	$14,260	$39,101

Denominator
Weighted average common shares outstanding—basic	83,649	—	83,649

Basic earnings per common share	$0.30	$0.17	$0.47

Diluted EPS:

Numerator
Earnings ascribed to common shareholders	$24,841	$14,260	$39,101
Less: Excess of book value over repurchase price of preferred stock	4,035	—	4,035
Add: Dividends associated with repurchased preferred stock	—	—	—

Net earnings ascribed to common shareholders—diluted	$20,806	$14,260	$35,066

Denominator
Weighted average common shares outstanding—basic	83,649	—	83,649
Effect of assumed exercise of options	—	—	—
Effect of conversion of repurchased preferred stock	83	—	83

Weighted average common shares outstanding—diluted	83,732	—	83,732

Diluted earnings per common share	$0.25	$0.17	$0.42

In August 2001, the FASB issued SFAS No. 143, "Asset Retirement Obligations" ("SFAS No. 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company expects to adopt this standard beginning January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial statements.

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS No. 142. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

Management's Discussion and Analysis of
Results of Operations and Financial Condition

Results of Operations for the First Quarter of 2002

Net Sales

Net sales decreased 2% compared with the first quarter of 2001, primarily due to the negative effect of foreign currency translation, partially offset by the added net sales of acquired businesses and, to a lesser extent, higher unit volumes for certain of the Company's products. Excluding the negative effect of foreign currency translation, net sales would have increased 2% compared to the first quarter of 2001.

Foreign currency translation had an unfavorable impact on net sales in the first quarter of 2002 of approximately $25,000,000, primarily due to the weakness of foreign currencies in Europe and Latin America, primarily in Argentina and Brazil, compared with the U.S. dollar.

Net sales from North American operations in 2002 increased approximately 1% compared to the first quarter of 2001. The increase in 2002 was primarily due to the added net sales of acquired businesses and, to a lesser extent, higher unit volume for certain products, partially offset by changes in product mix and average selling prices. Substantially all of the North American net sales represent net sales from the United States.

Net sales from foreign operations decreased 5% in 2002 compared to the first quarter of 2001 primarily due to the negative effect of foreign currency translation, partially offset by changes in product mix and average selling prices. Excluding the negative effect of foreign currency translation, net sales from foreign operations would have increased 3% compared to the first quarter of 2001. Net sales from foreign operations totaled approximately 42% of net sales compared to 43% of net sales in the first quarter of 2001.

Net sales of the Company's food packaging segment, which consists primarily of Cryovac® food packaging products, constituted 61% of net sales in 2002 and 60% in the first quarter of 2001. The balance of the net sales was comprised of products in the Company's protective and specialty packaging segment, which consists primarily of Instapak® chemicals and equipment, shrink films for non-food applications and related equipment, Bubble Wrap® cushioning, polyethylene foam packaging products, and Jiffy® protective and durable mailers and bags.

Net sales of food packaging products were essentially even in 2002 compared with the first quarter of 2001 primarily due to the negative effect of foreign currency translation, offset by higher unit volumes for certain products. Excluding the negative effect of foreign currency translation, net sales would have increased 4%.

Net sales of protective and specialty packaging products decreased 5% compared to the first quarter of 2001 primarily due to lower unit volumes for certain products, and to a lesser extent, the negative effect of foreign currency translation, partially offset by the added net sales of acquired businesses. Excluding the negative effect of foreign currency translation, net sales would have decreased 3%.

Costs and Margins

Gross profit as a percentage of net sales was 33.6% compared to 31.7% in the first quarter of 2001. The increase in 2002 gross profit as a percentage of net sales was primarily due to certain lower raw material costs and certain cost control measures, partially offset by changes in product mix.

Marketing, administrative and development expenses declined 3% compared to the first quarter of 2001 due to continuing cost control measures. Marketing, administrative and development expenses as a percentage of net sales were 17.1% in the first quarter of 2002 and 17.4% in the first quarter of 2001.

Beginning January 1, 2002, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, the Company is no longer recording amortization expense related to goodwill. See below under "Recently Issued Statements of Financial Accounting Standards" for a discussion of this new standard. Goodwill amortization expense was $14,260,000 in the first quarter of 2001.

Operating profit increased 31% compared to the first quarter of 2001 due to the discontinuance of the amortization of goodwill, the higher gross profit and lower marketing, administrative and development expenses discussed above. Excluding goodwill amortization in the first quarter of 2001, operating profit would have increased 14% in the first quarter of 2002. As a percentage of net sales, operating profit for the Company was 16.5% in the first quarter of 2002 and 12.4% in the first quarter of 2001. Excluding the goodwill amortization expense, operating profit was 14.3% of net sales in the first quarter of 2001.

The food packaging segment contributed 57% and 52% of the Company's operating profit in first quarter of 2002 and 2001, respectively, before taking into consideration corporate operating expenses (consisting primarily of goodwill amortization in 2001 and other corporate charges). The Company's protective and specialty packaging segment contributed the balance of operating profit.

Interest expense decreased compared to the first quarter of 2001 primarily due to lower average levels of outstanding debt compared with the first quarter of 2001.

Other expense was $2,816,000 in 2002 compared to $10,163,000 in the first quarter of 2001. The 2001 expense was primarily due to the payment of approximately $8,000,000, which was primarily a result of the Company's guarantee, entered into at the time of the Cryovac Transaction (defined below), of certain debt payable by W. R. Grace & Co.—Conn., which filed for reorganization along with New Grace (also defined below). This charge was unrelated to the asbestos and fraudulent transfer claims described below.

The Company's effective income tax rates were 41.4% and 45.7% in the first quarters of 2002 and 2001, respectively. Such rates were higher than the statutory U.S. federal income tax rate in 2002 primarily due to state income taxes, and in 2001 primarily due to non-deductible goodwill amortization and state income taxes. The effective tax rate in 2002 was lower than the first quarter of 2001 due primarily to the discontinuance of goodwill amortization in 2002 in accordance with SFAS No. 142. See below under "Recently Issued Statements of Financial Accounting Standards" for a discussion of this new standard.

Net Earnings

As a result of the above, net earnings increased 75% to $60,545,000 compared to $34,560,000 in the first quarter of 2001. Excluding goodwill amortization in the first quarter of 2001, net earnings would have increased 24% to $48,820,000 in the first quarter of 2002.

Basic and diluted earnings per common share were both $0.56 for the first quarter of 2002 compared to basic and diluted earnings per common share of $0.30 and $0.25, respectively, for the first quarter of 2001. Excluding goodwill amortization in the first quarter of 2001, basic and diluted earnings per common share would have been $0.47 and $0.42, respectively. The basic earnings per common share calculation for the first quarter of 2001 includes a per share gain (excess of book value over repurchase price of preferred stock) of $0.05 attributable to repurchases of preferred stock in the period. To calculate diluted earnings per common share, the excess of book value over the repurchase price of the Company's Series A Preferred Stock of $4,035,000 in the first quarter of 2001, is excluded from the calculation. The gain attributable to the repurchase of preferred stock was not significant in the first quarter of 2002. The diluted earnings per common share in each period were calculated assuming conversion of the shares of preferred stock repurchased during each of the respective periods in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force Topic D-53

guidance. The effect of the conversion of the Company's outstanding convertible preferred stock is not considered in the calculations of diluted earnings per common share for any of the periods presented because the effect would be antidilutive and such assumed conversions are included only if the resulting impact would dilute earnings per common share.

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash flows from operations and amounts available under the Company's existing lines of credit, which include the 2003 Facility mentioned below and various committed and uncommitted lines of credit maintained primarily with respect to the Company's foreign operations. In addition, in December 2001, the Company and certain of its U.S. subsidiaries entered into a facility, referred to below as the "Receivables Facility" and described below under "Accounts Receivable Facility", under which interests in up to $125,000,000 of eligible accounts receivable generated by certain of the Company's U.S. subsidiaries may be sold to a bank and a commercial paper issuer administered by that bank.

Operating Activities

Net cash provided by operating activites was $1,535,000 in 2002 and $137,496,000 in 2001. The decrease in operating cash flows was primarily due to no undivided ownership interest in receivables being held by the ICP (defined below) under the Receivables Facility at March 31, 2002, as well as changes in operating assets and liabilities in the ordinary course of business, as discussed below under "Changes in Working Capital", partially offset by an increase in net earnings.

Investing Activities

Net cash used in investing activities amounted to $17,101,000 in 2002 and $38,674,000 in 2001. In each year, investing activities consisted primarily of capital expenditures. Capital expenditures were $17,895,000 in 2002 and $39,885,000 in 2001. The decrease in capital expenditures in 2002 was primarily due to deferred spending for capacity expansion. The Company currently anticipates that capital expenditures in 2002 will be in the low end of the range of $125,000,000 to $150,000,000.

Financing Activities

Net cash provided by financing activities amounted to $24,920,000 in 2002, while net cash used in financing activities amounted to $14,953,000 in 2001. The change in financing activities in 2002 primarily reflects an increase in net debt proceeds of $19,144,000, partially offset by a timing difference relating to the payment of dividends on the Company's outstanding Series A convertible preferred stock and cash used to purchase the Company's capital stock. Such timing difference arose from the Company's pre-funding in December 2001 of the dividend payable on January 2, 2002. The aggregate dollar amount of that dividend was approximately $13,682,000. The Company currently expects to fund any dividends payable on such preferred stock in 2002 on their payment date, which, once declared, is the first business day of each calendar quarter.

Repurchases of Capital Stock

During the first quarter of 2002, the Company repurchased 35,000 shares of its preferred stock at a cost of approximately $1,584,000. During the first quarter of 2001, the Company repurchased 238,900 shares of its preferred stock at a cost of approximately $7,909,000. The average price per share of these repurchases was $45.26 and $33.11 during the first quarters of 2002 and 2001, respectively.

All such purchases were made pursuant to a share repurchase program adopted by the Company's Board of Directors. As of March 31, 2002, the total number of common and preferred shares authorized to be repurchased under this program amounted to the equivalent of approximately

16,977,000 shares of common stock on an as-converted basis, of which approximately 8,959,000 had been repurchased, leaving the equivalent of approximately 8,018,000 shares of common stock on an as-converted basis available for repurchase under the program.

Changes in Working Capital

At March 31, 2002, the Company had working capital of $276,123,000, or 7% of total assets, compared to working capital of $149,372,000, or 4% of total assets, at December 31, 2001. The increase in working capital in 2002 was primarily due to an increase in notes and accounts receivable, an increase in cash and cash equivalents and a decrease in short-term borrowings, partially offset by an increase in income taxes payable. The approximate $81,545,000 increase in receivables was primarily due to no undivided ownership in receivables being held by the ICP (defined below) under the Receivables Facility (described below), as of March 31, 2002 compared to $95,600,000 sold as of December 31, 2001, partially offset by the timing of the collection of vendor rebate receivables. The increase in income taxes payable was due to an increase in earnings and the timing of income tax payments. The decrease in short-term borrowings was primarily due to changes in short-term liquidity requirements including the refinancing of certain short-term borrowings.

Current and Quick Ratios

The ratio of current assets to current liabilities (current ratio) was 1.5 at March 31, 2002 and 1.2 at December 31, 2001. The ratio of current assets less inventory to current liabilities (quick ratio) was 1.0 at March 31, 2002 and 0.8 at December 31, 2001.

Accounts Receivable Facility

In December 2001, the Company and certain of its U.S. subsidiaries entered into an accounts receivable securitization program (the "Receivables Facility") with a bank and an issuer of commercial paper administered by that bank (the "ICP"). Under the Receivables Facility, the Company's two primary operating subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US) (the "Originators"), sell all of their eligible U.S. accounts receivable to Sealed Air Funding Corporation ("SA Funding Corp."), an indirect wholly-owned subsidiary of the Company that was formed for the sole purpose of entering into the Receivables Facility. SA Funding Corp. in turn may sell an undivided ownership interest in these receivables to the ICP or the bank, subject to certain conditions, up to a maximum of $125,000,000 of undivided ownership interests outstanding from time to time.

SA Funding Corp. retains the receivables it purchases from the Originators, except those as to which interests are sold by it to the ICP or the bank. Sales of accounts receivable by the Originators to SA Funding Corp. and sales of interests from SA Funding Corp. to the ICP and the bank have been structured as "true sales" under applicable laws, and the assets of SA Funding Corp. are not available to pay any creditors of the Company or of its subsidiaries or affiliates. These transactions are accounted for as sales of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities."

In order to secure the performance of their obligations under the Receivables Facility, SA Funding Corp. and the Originators granted a first priority security interest to the bank, as agent, in certain collateral, including accounts receivable owned by them and proceeds and collections of those receivables. The ICP and the bank have no recourse to the Company's, the Originators' or SA Funding Corp.'s other assets for any losses resulting from the financial inability of customers to pay amounts due on the receivables when they become due. As long as a termination event with respect to the Receivables Facility has not occurred, the Originators service, administer and collect the receivables under the Receivables Facility as agent on behalf of SA Funding Corp., the ICP and the bank. Prior to a termination event under the Receivables Facility, collections of receivables not otherwise required to be paid to the ICP or the bank are used by SA Funding Corp. to purchase new eligible receivables from the Originators. The Company has undertaken to cause the Originators to perform their obligations under the Receivables Facility.

The scheduled expiration date for the Receivables Facility is December 7, 2004, although the bank's commitment to make purchases of receivables interests from SA Funding Corp. expires on December 7, 2002 and is subject to annual renewal with the agreement of the parties. Under certain limited circumstances, none of which had occurred at March 31, 2002, the ICP and the bank can terminate purchases of interests in eligible accounts receivable prior to these dates. The events that could result in termination include a downgrading by either of the two leading credit rating agencies of the Company's long-term senior unsecured debt to BB- or below by Standard & Poor's Rating Services ("Standard & Poor's") or Ba3 or below by Moody's Investors Service, Inc. ("Moody's"). The Receivables Facility provides for the payment from time to time of program fees (currently 0.375% per annum) on the receivables interests sold by SA Funding Corp. and commitment fees (currently 0.325% per annum) on the unused portion of the $125,000,000 Receivables Facility.

During the first three months of 2002, SA Funding Corp. sold, from time to time, an aggregate undivided ownership interest of approximately $115,200,000 of receivables under the Receivables Facility. Such sales did not exceed the maximum of $125,000,000 on an individual sale basis at any point during the first three months of 2002. At March 31, 2002, no undivided ownership interest in receivables were sold to the ICP under the Receivables Facility.

In December 2001, the Originators sold approximately $176,900,000 of their eligible U.S. accounts receivable to SA Funding Corp. SA Funding Corp. in turn sold an undivided ownership interest in $95,600,000 of such receivables under the Receivables Facility, and this latter amount has been removed from the Company's consolidated balance sheet. This amount was used to pay down certain of the Company's outstanding borrowings. SA Funding Corp. retained the remaining $81,300,000 of receivables that it acquired from the Originators. These retained receivables at December 31, 2001 are included in notes and accounts receivable on the Company's consolidated balance sheet. The carrying amount of the retained receivables approximates fair value because of the relatively short-term nature of the receivables.

The costs associated with the Receivables Facility are included in other expense in the Company's consolidated statement of earnings for the three months ended March 31, 2002. These costs primarily relate to the loss on the sale of the interests in receivables to the ICP or the bank, which was approximately $272,000, and program and commitment fees and other associated costs, which were approximately $109,000.

The Company considers the Receivables Facility to be an additional source of short-term liquidity.

Outstanding Indebtedness

At March 31, 2002 and December 31, 2001, the Company's total debt outstanding consisted of the amounts set forth on the following table (amounts in thousands of dollars):

	March 31, 2002	December 31, 2001

Short-term borrowings and current portion of long-term debt:
Short-term borrowings	$93,745	$135,548
Current portion of long-term debt	1,874	1,943

Total current debt	95,619	137,491

Long-term debt, less current portion:
Revolving Credit Agreement due March 2003	454	7,539
5.625% Euro Notes due July 2006, less discount of $793 and $844 in 2002 and 2001, respectively	173,772	175,666
8.75% Senior Notes due July 2008, less discount of $3,881 and $3,999 in 2002 and 2001, respectively	296,119	296,001
6.95% Senior Notes due May 2009, less discount of $1,689 and $1,736 in 2002 and 2001, respectively	298,311	298,264
Other	87,543	10,641

Total long-term debt, less current portion	856,199	788,111

Total debt	$951,818	$925,602

In March 2002, the Company refinanced a portion of its short-term borrowings under an Australian dollar 175,000,000 (approximately U.S. $92,300,000) dual-currency revolving credit facility that expires on March 12, 2005. This facility was made available to certain of the Company's Australian and New Zealand subsidiaries by a syndicate of banks. The amount outstanding under this facility at March 31, 2002 was approximately $77,000,000. Such amount is included in other long-term debt in the table above.

Substantially all of the Company's short-term borrowings of $93,745,000 at March 31, 2002 were outstanding under lines of credit available to various of the Company's U.S. and foreign subsidiaries. Amounts available under these credit lines as of March 31, 2002 and December 31, 2001 were approximately $247,000,000 and $326,000,000, respectively, of which approximately $153,000,000 and $190,000,000, respectively, were unused.

At March 31, 2002 and December 31, 2001, the Company had available committed and uncommitted lines of credit of approximately $864,000,000 and $1,046,000,000, respectively, of which approximately $693,000,000 and $903,000,000 respectively, were unused. Such credit lines include amounts available under the 2003 Facility (defined below), the 364-Day Facility (defined below) at December 31, 2001 and other lines of credit available to the Company's subsidiaries. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

The Company's principal revolving credit facility is a multi-year $525,000,000 revolving credit facility due March 30, 2003 (the "2003 Facility"). The Company currently expects to replace the 2003 Facility prior to its expiration. However, the Company currently believes that the replacement of this credit facility is not required to enable the Company to meet its currently anticipated liquidity requirements.

The 2003 Facility provides that the Company and certain of its subsidiaries may borrow for various purposes, including the refinancing of existing debt, the provision of working capital and other general corporate needs, including acquisitions, repurchases of the Company's outstanding common and preferred stock and capital expenditures.

Amounts repaid under the 2003 Facility may be re-borrowed from time to time prior to the expiration or earlier termination of the Facility. As of March 31, 2002, facility fees were payable at the rate of 0.125% per annum under the 2003 Facility on the total amounts available under the credit facility.

The obligations under the 2003 Facility bear interest at floating rates. The floating rates are generally determined by adding the applicable borrowing margin to the interbank rate for the relevant currency and time period. The weighted average interest rate for outstanding borrowings under the 2003 Facility was approximately 3.9% at March 31, 2002 and 4.2% at December 31, 2001.

The 2003 Facility provides for changes in borrowing margins based on the Company's long-term senior unsecured debt ratings and, in addition, with respect to the 2003 Facility, certain financial criteria. The 2003 Facility, the Euro Notes, the 8.75% Senior Notes and the 6.95% Senior Notes impose limitations on the operations of the Company and certain of its subsidiaries. These limitations include, depending upon the debt in question, financial covenants relating to interest coverage and debt leverage as well as restrictions on the incurrence of additional indebtedness, the creation of liens, sale and leaseback transactions, mergers and acquisitions and certain dispositions of assets. The Company and its subsidiaries were in compliance with these requirements as of March 31, 2002.

The Company did not renew its 364-day $194,375,000 revolving credit facility (the "364-Day Facility") that the Company allowed to expire on March 22, 2002. No borrowings were outstanding under this facility at the time of its expiration or at December 31, 2001.

The Company's cost of capital and ability to obtain external financing may be affected by its debt ratings, which are periodically reviewed by the credit rating agencies. The Company's long-term senior unsecured debt is currently rated Baa3 (negative outlook) by Moody's and BBB (stable outlook) by Standard & Poor's. These ratings are among the ratings assigned by each of these organizations for investment grade long-term senior unsecured debt. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

Derivative Financial Instruments

At March 31, 2002 and December 31, 2001 the Company was party to foreign currency forward contracts which did not have a significant impact on the Company's liquidity. For further discussion about these contracts and other financial instruments, see below under "Other Matters—Quantitative and Qualitative Disclosures about Market Risk."

Series A Convertible Preferred Stock

The Company's Series A preferred stock is listed on the New York Stock Exchange and is convertible at any time into approximately 0.885 share of common stock for each share of preferred stock. These shares vote with the common stock on an as-converted basis and receive a cash dividend, as declared by the Board of Directors, at an annual rate of $2.00 per share, payable quarterly in arrears. Subject to conditions (which had not been met as of March 31, 2002) set forth in the Company's Certificate of Incorporation, as amended, the Series A preferred stock is redeemable at the option of the Company. Under the Company's Certificate of Incorporation, as amended, the Series A preferred stock is redeemable at the option of the Company on or after March 31, 2003 without regard to these conditions. The Series A preferred stock is also subject to mandatory redemption on March 31, 2018 at $50 per share, plus any accrued and unpaid dividends, to the extent these shares remain outstanding. Because it is subject to mandatory redemption, the Series A convertible preferred stock is classified outside of the shareholders' equity section of the consolidated balance sheets. At its date of issuance, the fair value of the Series A preferred stock exceeded its mandatory redemption amount primarily due to the common stock conversion feature. Accordingly, the book value of the Series A preferred stock is reflected in the consolidated balance sheets at its mandatory redemption value.

Shareholders' Equity

The Company's shareholders' equity was $883,016,000 at March 31, 2002 and $850,152,000 at December 31, 2001. Shareholders' equity increased in 2002 due to the Company's net earnings of $60,545,000 which were partially offset by preferred stock dividends of $13,677,000 and by additional foreign currency translation adjustments of $16,529,000.

Other Matters

Quantitative and Qualitative Disclosures about Market Risk

For a discussion of market risks at December 31, 2001, refer to "Management's Discussion and Analysis of Results of Operations and Financial Condition—Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report to Stockholders for the year ended December 31, 2001.

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

Interest Rates

From time to time, the Company uses interest rate swaps and interest rate collars to manage its exposure to fluctuations in interest rates. At March 31, 2002 and December 31, 2001, the Company was not party to any interest rate swaps or interest rate collar agreements.

The fair value of the Company's fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At March 31, 2002, the carrying value of the Company's total debt was $951,818,000 of which approximately $780,963,000 was fixed rate debt. At December 31, 2001, the carrying value of the Company's total debt was $925,602,000 of which $782,517,000 was fixed rate debt.

Foreign Exchange Rates

The Company uses interest rate and currency swaps from time to time to limit foreign exchange exposure and limit or adjust interest rate exposure by swapping certain borrowings in U.S. dollars for borrowings denominated in foreign currencies. At March 31, 2002 and December 31, 2001, the Company had no interest rate and currency swap agreements outstanding.

The Company uses foreign currency forward contracts to fix the amount payable on certain transactions denominated in foreign currencies. The terms of such instruments are generally twelve months or less. At March 31, 2002 and December 31, 2001, the Company had foreign currency forward contracts with an aggregate notional amount of approximately $224,764,000 and $266,902,000, respectively. The estimated fair value of these contracts, which represents the estimated net payment that would be paid or received by the Company in the event of termination of these contracts based on the then current foreign exchange rates, was approximately a payable of $175,000 at March 31, 2002 compared to an amount receivable by the Company of approximately $313,000 at December 31, 2001.

The Company's foreign subsidiaries had outstanding debt of approximately $352,754,000 and $321,690,000 at March 31, 2002 and December 31, 2001, respectively. Such debt is generally denominated in the functional currency of the borrowing subsidiary. The Company believes that this enables it to better match operating cash flows with debt service requirements and to better match foreign currency-denominated assets and liabilities, thereby reducing its need to enter into foreign exchange contracts.

Commodities

The Company uses various commodity raw material and energy products in conjunction with its manufacturing process. Generally, the Company acquires such components at market prices and does not use financial instruments to hedge commodity prices. As a result, the Company is exposed to market risks related to changes in commodity prices related to these components.

Cryovac Transaction

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, on March 31, 1998 the Company completed a multi-step transaction (the "Cryovac Transaction"), which brought the Cryovac packaging business and the former Sealed Air Corporation ("old Sealed Air") under the common ownership of the Company. These businesses operate as subsidiaries of the Company, and the Company acts as a holding company. As part of that transaction, the Cryovac packaging business, held by various direct and indirect subsidiaries of the Company, was separated from the remaining businesses of the Company. Such remaining businesses were then contributed to a company now known as W. R. Grace & Co. ("New Grace"), whose shares were distributed to the Company's stockholders. As a result, New Grace became a separate publicly owned company. The Company recapitalized its outstanding shares of common stock into a new common stock and a new convertible preferred stock. A subsidiary of the Company then merged into old Sealed Air, which changed its name to Sealed Air Corporation (US). The agreements pursuant to which the Cryovac Transaction was carried out are referred to below as the "Transaction Agreements."

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

Committees appointed in New Grace's bankruptcy case have sought and received the court's permission to pursue fraudulent transfer claims against the Company and against Fresenius, as discussed below. The claims against Fresenius are based upon a 1996 transaction between Fresenius and W. R. Grace & Co.-Conn. Fresenius is not affiliated with the Company. In March 2002, the court ordered that the issues of the solvency of New Grace following the Cryovac Transaction and whether New Grace received reasonably equivalent value in the Cryovac Transaction would be tried on behalf of all creditors of New Grace starting on September 30, 2002. The Company believes that the Cryovac Transaction was not a fraudulent transfer and the Company intends to defend its interests vigorously.

In January 2002, the Company filed a declaratory judgment action against Fresenius Medical Care Holdings, Inc., its parent, Fresenius AG, a German company, and certain of its affiliates (collectively, "Fresenius") in New York State court asking the court to resolve a contract dispute between the parties. Fresenius contends that the Company is obligated to indemnify Fresenius for certain liabilities that Fresenius may incur as a result of the 1996 Fresenius transaction mentioned above. Fresenius's contention is based on its interpretation of the agreements between Fresenius and W. R. Grace & Co.-Conn. in connection with the 1996 Fresenius transaction. In February 2002, Fresenius announced that it had accrued a charge of $172,000,000 for such potential liabilities, which include pre-transaction tax liabilities of New Grace and the costs of defense of litigation arising from New Grace's Chapter 11 filing. The Company believes that it is not responsible to indemnify Fresenius under the 1996 agreements and has filed the action in order to proceed to a resolution of Fresenius's claims. However, if the court were to rule against the Company and if Fresenius were to incur a material liability subject to an indemnification obligation, then the outcome of the action could have a material adverse effect on the Company's consolidated results of operations and financial position. In April 2002, Fresenius filed a motion to dismiss the action and for entry of declaratory relief in its favor. The Company has opposed the motion, but the motion has not yet been addressed by the court.

Under accounting principles generally accepted in the United States of America, an accrual for a contingent liability is appropriate only if it is probable that a liability has been incurred and if the amount of the liability can be reasonably estimated. The Company does not believe that these conditions have been met with respect to the claims against the Company related to the alleged asbestos liabilities, the fraudulent transfer claims or the Fresenius indemnification matter, all of which are described above. Accordingly, the Company has not made any accrual for these matters as of March 31, 2002.

Final determinations and accountings under the Transaction Agreements with respect to matters pertaining to the Cryovac Transaction had not been completed at the time of New Grace's Chapter 11 filing. The Company expects to file a claim in the bankruptcy proceeding that will include all of the costs and liabilities that it has incurred or may incur that New Grace agreed to retain or that are subject to indemnification by New Grace under the Transaction Agreements, less certain amounts that the Company is responsible for under the Transaction Agreements. Costs and liabilities for which the Company intends to seek indemnification by New Grace will include certain defense costs related to asbestos and fraudulent transfer litigation and the Fresenius claims, the guaranteed debt paid by the Company described above, any recovery by the creditors of New Grace if the Company were not successful in defending against the fraudulent transfer or asbestos claims described above, any recovery by Fresenius if the Company were held liable to indemnify Fresenius and Fresenius were to incur an indemnifiable liability, and any other claims against the Company as to which New Grace has agreed to indemnify the Company. The Company expects that its claim will be as an unsecured creditor of New Grace. The bankruptcy court has set a bar date of March 31, 2003 for the filing of claims of unsecured creditors of New Grace. It is not currently possible to determine the amount of the Company's claim against New Grace or the amount of the Company's recovery, if any, in the bankruptcy proceeding.

Environmental Matters

The Company is subject to loss contingencies resulting from environmental laws and regulations, and it accrues for anticipated costs associated with investigatory and remediation efforts when an assessment has indicated that a loss is probable and can be reasonably estimated. These accruals do not take into account any discounting for the time value of money and are not reduced by potential insurance recoveries, if any. Environmental liabilities are reassessed whenever circumstances become better defined and/or remediation efforts and their costs can be better estimated. These liabilities are evaluated periodically based on available information, including the progress of remedial investigations at each site, the current status of discussions with regulatory authorities regarding the methods and extent of remediation and the apportionment of costs among potentially responsible parties. As some of these issues are decided (the outcomes of which are subject to uncertainties) and/or new sites are assessed and costs can be reasonably estimated, the Company adjusts the recorded accruals, as necessary. The Company believes that such exposures are not material to the Company's consolidated results of operations and financial position. The Company believes that it has adequately reserved for all probable and estimable environmental exposures.

Recently Issued Statements of Financial Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. This new standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of."

The Company adopted the provisions of SFAS No. 141 immediately and adopted SFAS No. 142 effective January 1, 2002. Any goodwill and any intangible asset determined to have an indefinite useful life that were acquired in a purchase business combination completed after June 30, 2001 were not amortized, but were evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized through the end of 2001.

In connection with the transitional impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether goodwill and other intangible assets were impaired as of January 1, 2002. Because of the uncertainty, necessitated by the extensive effort needed to comply with the adoption of SFAS No. 142, further evaluation is needed to complete the transitional goodwill impairment test provisions of SFAS No. 142. However, the Company believes, based on its preliminary evaluation, that adoption of the new standard should not result in a material transitional impairment charge to the consolidated statement of earnings. The Company is required by this standard to complete the assessment process no later than June 30, 2002 and to record any impairment loss as soon as possible but no later than the end of 2002. Transitional impairment losses, if any, will be recognized as a cumulative effect of a change in accounting principle in the Company's statement of earnings. The Company expects to complete this process as required.

As of March 31, 2002 and December 31, 2001, the Company had unamortized goodwill in the amount of $1,911,733,000 and $1,913,000,000, respectively. Amortization expense related to goodwill was $14,260,000 for the first quarter of 2001. Beginning January 1, 2002, in accordance with SFAS No. 142, the Company is no longer recording amortization expense related to goodwill. Although goodwill will no longer be systematically amortized, this standard requires that periodic reviews be conducted to assess whether or not the carrying amount of goodwill may be impaired. Such reviews could result in future write-downs of goodwill which would be reflected as a charge against operating income.

As of March 31, 2002 and December 31, 2001 the Company had identifiable intangible assets with a gross carrying value of approximately $63,737,000 and $63,602,000, respectively, less accumulated amortization of $41,735,000 and $40,128,000, respectively. Amortization of identifiable intangible assets was approximately $2,031,000 for the first three months of 2002. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization for the twelve months ended December 31, 2002 and the next four succeeding years is approximately $8,100,000 per year. At March 31, 2002, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142. Such assets are reflected in other assets in the Company's consolidated balance sheets.

In August 2001, the FASB issued SFAS No. 143, "Asset Retirement Obligations" ("SFAS No. 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company expects to adopt this standard beginning January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial statements.

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS No. 142. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

Forward-Looking Statements

Certain statements made by the Company in this report and in future oral and written statements by the Company may be forward-looking. These statements include comments as to the Company's beliefs and expectations as to future events and trends affecting the Company's business, its results of operations and its financial condition. These forward-looking statements are based upon management's current expectations concerning future events and discuss, among other things, anticipated future performance and future business plans. Forward-looking statements are identified by such words and phrases as "expects," "intends," "believes," "will continue," "plans to," "could be," "estimates" and similar expressions. Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside the control of the Company, which could cause actual results to differ materially from such statements.

The Company recognizes that it is subject to a number of risks and uncertainties that may affect the future performance of the Company, such as: economic, political, business and market conditions in the geographic areas in which it conducts business; acts of war or terrorism; changes in the value of foreign currencies against the U.S. dollar; changes in interest rates, credit availability and ratings; the Company's access to financing and other sources of capital; the success of the Company's key information systems projects; factors affecting the customers, industries and markets that use the Company's packaging materials and systems; competitive factors; the Company's development and commercialization of successful new products; the Company's accomplishments in entering new markets and acquiring and integrating new businesses; the magnitude and timing of its capital expenditures; the Company's inventory management proficiency; raw material availability and pricing; production capacity; changes in energy-related expenses; changes in the Company's relationships with customers and suppliers; the effect on the Company of new accounting pronouncements, including the potential impairment of goodwill; the effect on the Company of the bankruptcy filing by New Grace and its subsidiaries; the outcome of litigation relating to the Cryovac Transaction and the Company's responsibility, if any, for the asbestos and other claims asserted against it, including claims involving Fresenius, and other New Grace-related matters; other legal proceedings and claims (including environmental matters) involving the Company; the effects of foot-and-mouth, BSE ("mad-cow") and other diseases on the Company's food packaging customers; changes in domestic or foreign laws or regulations, or governmental or agency actions.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, on March 31, 1998 the Company completed a multi-step transaction (the "Cryovac Transaction"), which brought the Cryovac packaging business and the former Sealed Air Corporation ("old Sealed Air") under the common ownership of the Company. These businesses operate as subsidiaries of the Company, and the Company acts as a holding company. As part of that transaction, the Cryovac packaging business, held by various direct and indirect subsidiaries of the Company, was separated from the remaining businesses of the Company. Such remaining businesses were then contributed to a company now known as W. R. Grace & Co. ("New Grace"), whose shares were distributed to the Company's stockholders. As a result, New Grace became a separate publicly owned company. The Company recapitalized its outstanding shares of common stock into a new common stock and a new convertible preferred stock. A subsidiary of the Company then merged into old Sealed Air, which changed its name to Sealed Air Corporation (US). The agreements pursuant to which the Cryovac Transaction was carried out are referred to below as the "Transaction Agreements."

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

Committees appointed in New Grace's bankruptcy case have sought and received the court's permission to pursue fraudulent transfer claims against the Company and against Fresenius, as discussed below. The claims against Fresenius are based upon a 1996 transaction between Fresenius and W. R. Grace & Co.-Conn. Fresenius is not affiliated with the Company. In March 2002, the court ordered that the issues of the solvency of New Grace following the Cryovac Transaction and whether New Grace received reasonably equivalent value in the Cryovac Transaction would be tried on behalf of all creditors of New Grace starting on September 30, 2002. The Company believes that the Cryovac Transaction was not a fraudulent transfer and the Company intends to defend its interests vigorously.

During 2001, the Company paid approximately $8,000,000, unrelated to the asbestos and fraudulent transfer claims described above, which was primarily a result of the Company's guarantee, entered into at the time of the Cryovac Transaction, of certain debt payable by W. R. Grace & Co.-Conn., which filed for reorganization along with New Grace.

In January 2002, the Company filed a declaratory judgment action against Fresenius Medical Care Holdings, Inc., its parent, Fresenius AG, a German company, and certain of its affiliates (collectively, "Fresenius") in New York State court asking the court to resolve a contract dispute between the parties. Fresenius contends that the Company is obligated to indemnify Fresenius for certain liabilities that Fresenius may incur as a result of the 1996 Fresenius transaction mentioned above. Fresenius's contention is based on its interpretation of the agreements between Fresenius and W. R. Grace & Co.-Conn. in connection with the 1996 Fresenius transaction. In February 2002, Fresenius announced that it had accrued a charge of $172,000,000 for such potential liabilities, which include pre-transaction tax liabilities of New Grace and the costs of defense of litigation arising from New Grace's Chapter 11 filing. The Company believes that it is not responsible to indemnify Fresenius under the 1996 agreements and has filed the action in order to proceed to a resolution of Fresenius's claims. However, if the court were to rule against the Company and if Fresenius were to incur a material liability subject to an indemnification obligation, then the outcome of the action could have a material adverse effect on the Company's consolidated results of operations and financial position. In April 2002, Fresenius filed a motion to dismiss the action and for entry of declaratory relief in its favor. The Company has opposed the motion, but the motion has not yet been addressed by the court.

Under accounting principles generally accepted in the United States of America, an accrual for a contingent liability is appropriate only if it is probable that a liability has been incurred and if the amount of the liability can be reasonably estimated. The Company does not believe that these conditions have been met with respect to the claims against the Company related to the alleged asbestos liabilities, the fraudulent transfer claims or the Fresenius indemnification matter, all of which are described above. Accordingly, the Company has not made any accrual for these matters as of March 31, 2002.

Final determinations and accountings under the Transaction Agreements with respect to matters pertaining to the Cryovac Transaction had not been completed at the time of New Grace's Chapter 11 filing. The Company expects to file a claim in the bankruptcy proceeding that will include all of the costs and liabilities that it has incurred or may incur that New Grace agreed to retain or that are subject to indemnification by New Grace under the Transaction Agreements, less certain amounts that the Company is responsible for under the Transaction Agreements. Costs and liabilities for which the Company intends to seek indemnification by New Grace will include certain defense costs related to asbestos and fraudulent transfer litigation and the Fresenius claims, the guaranteed debt paid by the Company described above, any recovery by the creditors of New Grace if the Company were not successful in defending against the fraudulent transfer or asbestos claims described above, any recovery by Fresenius if the Company were held liable to indemnify Fresenius and Fresenius were to incur an indemnifiable liability, and any other claims against the Company as to which New Grace has agreed to indemnify the Company. The Company expects that its claim will be as an unsecured creditor of New Grace. The bankruptcy court has set a bar date of March 31, 2003 for the filing of claims of unsecured creditors of New Grace. It is not currently possible to determine the amount of the Company's claim against New Grace or the amount of the Company's recovery, if any, in the bankruptcy proceeding.

Item 6.    Exhibits and Reports on Form 8-K.

        (a) Exhibits

Exhibit Number	Description
3.1
Unofficial Composite Amended and Restated Certificate of Incorporation of the Company, as currently in effect. [Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-12139, is incorporated herein by reference.]
3.2
Amended and Restated By-Laws of the Company as currently in effect. [Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12139, is incorporated herein by reference.]

  (b) Reports on Form 8-K

  The Company did not file any Reports on Form 8-K during the fiscal quarter ended March 31, 2002.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEALED AIR CORPORATION (Registrant)
Date: May 14, 2002	By:	/s/ JEFFREY S. WARREN Jeffrey S. Warren Controller (Authorized Executive Officer and Chief Accounting Officer)