Form 10-Q
period 2002-06-30
SEALED AIR CORP/DE
filed 2002-08-13
CIK 1012100

Use these links to rapidly review the document
SEALED AIR CORPORATION AND SUBSIDIARIES Table Of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-12139

SEALED AIR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	65-0654331 (I.R.S. Employer Identification Number)
Park 80 East Saddle Brook, New Jersey (Address of Principal Executive Offices)	07663-5291 (Zip Code)

Registrant's Telephone Number, including Area Code: (201) 791-7600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

There were 83,938,823 shares of the registrant's common stock, par value $0.10 per share, outstanding as of July 31, 2002.

SEALED AIR CORPORATION AND SUBSIDIARIES

Table Of Contents

PART I
FINANCIAL INFORMATION

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
For the Three and Six Months Ended June 30, 2002 and 2001
(In thousands of dollars, except for per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Net sales	$786,282	$761,599	$1,532,369	$1,519,871
Cost of sales	526,331	519,445	1,021,776	1,037,472

Gross profit	259,951	242,154	510,593	482,399
Marketing, administrative and development expenses	131,303	126,682	259,093	258,844
Goodwill amortization	—	14,104	—	28,364
Restructuring and other charges	—	6,057	—	6,057

Operating profit	128,648	95,311	251,500	189,134
Other income (expense):
Interest expense	(16,504)	(18,878)	(33,221)	(38,892)
Other (expense) income, net	(970)	(1,400)	(3,786)	(11,563)

Other (expense), net	(17,474)	(20,278)	(37,007)	(50,455)

Earnings before income taxes	111,174	75,033	214,493	138,679
Income taxes	45,169	35,769	87,943	64,855

Net earnings	$66,005	$39,264	$126,550	$73,824

Add: Excess of book value over repurchase price of Series A convertible preferred stock	3,207	—	3,373	4,035
Less: Series A convertible preferred stock dividends	13,558	13,804	27,235	27,558

Net earnings ascribed to common shareholders	$55,654	$25,460	$102,688	$50,301

Earnings per common share:
Basic	$0.66	$0.30	$1.22	$0.60

Diluted	$0.61	$0.30	$1.17	$0.55

Weighted average number of common shares outstanding (000's):
Basic	83,923	83,660	83,882	83,654

Diluted	108,006	83,660	108,023	83,695

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2002 and December 31, 2001
(In thousands of dollars, except share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,200	$13,805
Notes and accounts receivable, net of allowances for doubtful accounts of $19,884 in 2002 and $25,424 in 2001	543,296	418,161
Inventories	317,147	288,570
Other current assets	57,749	55,816

Total current assets	933,392	776,352

Property and equipment:
Land and buildings	466,726	443,104
Machinery and equipment	1,532,345	1,466,954
Other property and equipment	114,468	110,666
Construction-in-progress	133,004	139,448

	2,246,543	2,160,172
Less accumulated depreciation and amortization	1,204,113	1,109,734

Property and equipment, net	1,042,430	1,050,438

Goodwill	1,921,342	1,913,000
Other assets	176,597	168,119

Total Assets	$4,073,761	$3,907,909

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2002 and December 31, 2001 (Continued)
(In thousands of dollars, except share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
LIABILITIES, PREFERRED STOCK & SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$93,515	$135,548
Current portion of long-term debt	2,045	1,943
Accounts payable	158,407	135,533
Other current liabilities	316,833	282,693
Income taxes payable	68,792	71,263

Total current liabilities	639,592	626,980
Long-term debt, less current portion	868,713	788,111
Deferred income taxes	213,824	210,830
Other liabilities	71,558	65,682

Total Liabilities	1,793,687	1,691,603

Authorized 50,000,000 preferred shares. Series A convertible preferred stock, $50.00 per share redemption value, authorized 27,365,594 shares in 2002 and 2001, outstanding 26,863,184 shares in 2002 and 27,323,084 shares in 2001, mandatory redemption in 2018	1,343,159	1,366,154
Shareholders' equity:
Common stock, $.10 par value per share. Authorized 400,000,000 shares; issued 84,658,126 shares in 2002 and 84,494,504 shares in 2001	8,466	8,449
Additional paid-in capital	708,918	699,088
Unrecognized gain (loss) on derivative instruments	100	(131)
Retained earnings	494,114	394,799
Accumulated translation adjustment	(229,312)	(207,710)

	982,286	894,495

Less: Deferred compensation	11,999	10,973
Less: Cost of treasury common stock, 721,415 shares in 2002 and 717,615 shares in 2001	31,135	31,133
Less: Minimum pension liability	2,237	2,237

Total Shareholders' Equity	936,915	850,152

Total Liabilities, Preferred Stock and Shareholders' Equity	$4,073,761	$3,907,909

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2002 and 2001
(In thousands of dollars)
(Unaudited)

	2002	2001
Cash flows from operating activities:
Net earnings	$126,550	$73,824
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	82,460	113,374
Amortization of bond discount	413	171
Deferred tax benefit	(1,085)	(5,472)
Non-cash portion of restructuring and other charges	—	1,557
Net gain on disposals of property and equipment	(123)	(50)
Changes in operating assets and liabilities, net of businesses acquired:
Change in the Receivables Facility	(95,600)	—
Notes and accounts receivable, net of Receivables Facility	(25,091)	38,924
Inventories	(23,102)	(7,137)
Other current assets	(991)	(4,832)
Other assets	(10,079)	(3,561)
Accounts payable	18,295	6,583
Other current liabilities	9,272	28,025
Other liabilities	1,861	2,925

Net cash provided by operating activities	82,780	244,331

Cash flows from investing activities:
Capital expenditures for property and equipment	(44,525)	(80,951)
Proceeds from sales of property and equipment	1,814	1,731
Businesses acquired in purchase transactions	(10,181)	(12,088)

Net cash used in investing activities	(52,892)	(91,308)

Cash flows from financing activities:
Proceeds from long-term debt	114,186	442,181
Payment of long-term debt	(61,084)	(431,939)
Payment of senior debt issuance costs	—	(1,875)
Dividends paid on preferred stock	(13,659)	(28,019)
Purchases of preferred stock	(19,622)	(7,909)
Proceeds from stock option exercises	875	—
Net payment of short-term borrowings	(38,645)	(76,812)

Net cash used in financing activities	(17,949)	(104,373)

Effect of exchange rate changes on cash and cash equivalents	(10,544)	4,796

Cash and cash equivalents:
Net change during the period	1,395	53,446
Balance, beginning of period	13,805	11,229

Balance, end of period	$15,200	$64,675

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2002 and 2001 (Continued)
(In thousands of dollars)
(Unaudited)

	2002	2001
Supplemental Cash Flow Items:
Interest payments, net of amounts capitalized	$28,117	$35,661

Income tax payments	$94,555	$55,183

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2002 and 2001
(In thousands of dollars)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Net earnings	$66,005	$39,264	$126,550	$73,824
Other comprehensive income (loss):
Unrecognized gain (loss) on derivative instruments, net of income tax provision of $170 and $141 for the three and six months ended June 30, 2002, respectively	455	—	231	—
Foreign currency translation adjustments	(5,073)	(2,142)	(21,602)	(13,814)

Comprehensive income	$61,387	$37,122	$105,179	$60,010

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002 and 2001
(Amounts in thousands of dollars, except share and per share data)
(Unaudited)

(1)
Basis of Consolidation

The consolidated financial statements include the accounts of Sealed Air Corporation and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position as of June 30, 2002 and results of operations for the three and six months ended June 30, 2002 and 2001 have been made. The consolidated statements of earnings for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001

Net sales
Food Packaging	$478,510	$464,439	$933,424	$917,251
Protective and Specialty Packaging	307,772	297,160	598,945	602,620

Total	$786,282	$761,599	$1,532,369	$1,519,871

Operating profit
Food Packaging	$80,250	$70,368	$152,069	$129,270
Protective and Specialty Packaging	53,919	50,920	109,153	105,133

Total segments	134,169	121,288	261,222	234,403
Restructuring and other charges(1)	—	(6,057)	—	(6,057)
Corporate operating expenses(2)	(5,521)	(19,920)	(9,722)	(39,212)

Total	$128,648	$95,311	$251,500	$189,134

Depreciation and amortization
Food Packaging	$26,548	$27,237	$52,622	$55,180
Protective and Specialty Packaging	15,216	14,646	29,838	29,387

Total segments	41,764	41,883	82,460	84,567
Corporate(2)	—	14,324	—	28,807

Total	$41,764	$56,207	$82,460	$113,374

(1)
Restructuring and other charges were $3,831 for Food Packaging and $2,226 for Protective and Specialty Packaging for the three and six months ended June 30, 2001, respectively.

(2)
Includes goodwill amortization of $14,104 and $28,364 for the three and six months ended June 30, 2001, respectively.

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

SA Funding Corp. retains the receivables it purchases from the Originators, except those as to which interests are sold by it to the ICP or the bank. Sales of accounts receivable by the Originators to SA Funding Corp. and sales of interests from SA Funding Corp. to the ICP and the bank have been structured as "true sales" under applicable laws, and the assets of SA Funding Corp. are not available to pay any creditors of the Company or of its subsidiaries or affiliates. These transactions are accounted for as sales of receivables under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities."

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

The scheduled expiration date for the Receivables Facility is December 7, 2004, although the bank's commitment to make purchases of receivables interests from SA Funding Corp. expires on December 7, 2002 and is subject to annual renewal with the agreement of the parties. Under certain limited circumstances, none of which had occurred at June 30, 2002, the ICP and the bank can terminate purchases of interests in eligible accounts receivable prior to these dates. The events that could result in termination include a downgrading of the Company's long-term senior unsecured debt to BB- or below by Standard & Poor's Rating Services ("Standard & Poor's") or Ba3 or below by Moody's Investors Service, Inc. ("Moody's"). The Receivables Facility provides for the payment from time to time of program fees (currently 0.375% per annum) on the receivables interests sold by SA Funding Corp. and commitment fees (currently 0.325% per annum) on the unused portion of the $125,000 Receivables Facility.

In June 2002, the Originators sold approximately $166,500 of their eligible U.S. accounts receivable to SA Funding Corp. During the first six months of 2002, SA Funding Corp. sold to the ICP, from time to time, undivided ownership interests in receivables held by it; however, as of March 31, 2002 and June 30, 2002, no undivided ownership interest in such receivables was held by the ICP under the Receivables Facility. These retained receivables of approximately $166,500 are included in notes and accounts receivable on the Company's consolidated balance sheet at June 30, 2002.

In December 2001, the Originators sold approximately $176,900 of their eligible U.S. accounts receivable to SA Funding Corp. SA Funding Corp. in turn sold an undivided ownership interest in $95,600 of such receivables under the Receivables Facility, and this latter amount was removed from the Company's consolidated balance sheet. These funds were used in part to reduce certain of the Company's outstanding borrowings. SA Funding Corp. retained the remaining $81,300 of receivables that it acquired from the Originators. These retained receivables were included in notes and accounts receivable on the Company's consolidated balance sheet at December 31, 2001.

The costs associated with the Receivables Facility are included in other expense in the Company's consolidated statement of earnings for the three and six months ended June 30, 2002. These costs primarily relate to the loss on the sale of the interests in receivables to the ICP or the bank, which were approximately $84 and $356 for the three and six months ended June 30, 2002, respectively, and program and commitment fees and other associated costs, which were approximately $105 and $214 for the three and six months ended June 30, 2002, respectively.

(4)
Inventories

At June 30, 2002 and December 31, 2001, the components of inventories by major classification were as follows:

	June 30, 2002	December 31, 2001
Raw materials	$75,762	$69,312
Work in process	69,399	65,148
Finished goods	188,588	174,968

Subtotal	333,749	309,428
Reduction of certain inventories to LIFO basis	(16,602)	(20,858)

Total inventories	$317,147	$288,570

(5)
Income Taxes

The Company's effective income tax rates were 40.6% and 47.7% for the three months ended June 30, 2002 and 2001, respectively, and 41.0% and 46.8% for the six months ended June 30, 2002 and 2001, respectively. Such rates were higher than the statutory U.S. federal income tax rate in 2002 primarily due to state income taxes and in 2001 primarily due to goodwill amortization not being deductible for tax purposes and, to a lesser extent, state income taxes.

(6)
Restructuring and Other Charges

2001 Restructuring Program

The Company's restructuring liability, which arose out of a restructuring undertaken by the Company during 2001, amounted to $13,863 at June 30, 2002 and $19,697 at December 31, 2001. The components of the restructuring charges, spending and other activity through June 30, 2002 and the remaining liability balance at June 30, 2002 were as follows:

	Employee Termination Costs	Plant/Office Exit Costs	Total Costs
Restructuring liability at December 31, 2001	$18,233	$1,464	$19,697
Cash payments during 2002	(5,457)	(377)	(5,834)

Restructuring liability at June 30, 2002	$12,776	$1,087	$13,863

The cash outlays include primarily severance and other personnel-related costs, costs of terminating leases, and facilities and equipment disposition costs. In connection with the 2001 restructuring, the Company is eliminating approximately 793 positions. However, with the prospective addition of approximately 323 jobs in connection with the Company's realignment or relocation of certain manufacturing activities, the net reduction in headcount positions is expected to be approximately 470. Through June 30, 2002, 479 of the 793 positions had been eliminated, and the remaining restructuring actions accrued for in 2001 are expected to be substantially completed during 2002, although certain cash outlays, primarily for severance related costs, are expected to continue into future periods.

(7)
Debt

A summary of debt at June 30, 2002 and December 31, 2001 follows:

	June 30, 2002	December 31, 2001

Short-term borrowings and current portion of long-term debt:
Short-term borrowings	$93,515	$135,548
Current portion of long-term debt	2,045	1,943

Total current debt	95,560	137,491

Long-term debt, less current portion:
Revolving Credit Agreement due March 2003	—	7,539
5.625% Euro Notes due July 2006, less discount of $852 and $844 in 2002 and 2001, respectively	196,849	175,666
8.75% Senior Notes due July 2008, less discount of $3,762 and $3,999 in 2002 and 2001, respectively	296,092	296,001
6.95% Senior Notes due May 2009, less discount of $1,643 and $1,736 in 2002 and 2001, respectively	298,357	298,264
Other	77,415	10,641

Total long-term debt, less current portion	868,713	788,111

Total debt	$964,273	$925,602

In March 2002, the Company refinanced a portion of its short-term borrowings under an Australian dollar 175,000 (approximately U.S. $92,300 at the then current exchange rate) dual-currency revolving credit facility that expires on March 12, 2005. This facility was made available to certain of the Company's Australian and New Zealand subsidiaries by a syndicate of banks, and such borrowings are guaranteed by the Company. The amount outstanding under this facility at June 30, 2002 was approximately $66,700. Such amount is included in other long-term debt in the table above.

Substantially all of the Company's short-term borrowings of $93,515 at June 30, 2002 were outstanding under lines of credit available to various of the Company's U.S. and foreign subsidiaries. Amounts available under these credit lines as of June 30, 2002 and December 31, 2001 were approximately $236,000 and $326,000, respectively, of which approximately $142,500 and $190,000, respectively, were unused.

At June 30, 2002 and December 31, 2001, the Company had available committed and uncommitted lines of credit of approximately $861,000 and $1,046,000, respectively, of which approximately $701,000 and $903,000 respectively, were unused. Such credit lines include amounts available under the 2003 Facility (defined below), the 364-Day Facility (defined below) at December 31, 2001 and other lines of credit available to the Company's subsidiaries. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

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

Amounts repaid under the 2003 Facility may be re-borrowed from time to time prior to the expiration or earlier termination of the Facility. As of June 30, 2002, facility fees were payable at the rate of 0.125% per annum under the 2003 Facility on the total amounts available under the credit facility.

The obligations under the 2003 Facility bear interest at floating rates. The floating rates are generally determined by adding the applicable borrowing margin to the interbank rate for the relevant currency and time period. The weighted average interest rate for outstanding borrowings under the 2003 Facility was approximately 4.2% at December 31, 2001. There were no borrowings outstanding under the 2003 Facility as of June 30, 2002.

The 2003 Facility provides for changes in borrowing margins based on the Company's long-term senior unsecured debt ratings and certain financial criteria. The 2003 Facility, the Euro Notes, the 8.75% Senior Notes and the 6.95% Senior Notes impose limitations on the operations of the Company and certain of its subsidiaries. These limitations include, depending upon the debt in question, financial covenants relating to interest coverage and debt leverage as well as restrictions on the incurrence of additional indebtedness, the creation of liens, sale and leaseback transactions, mergers and acquisitions and certain dispositions of assets. The Company and its subsidiaries were in compliance with these requirements as of June 30, 2002.

The Company had a 364-day $194,375 revolving credit facility (the "364-Day Facility") that the Company allowed to expire on March 22, 2002. No borrowings were outstanding under this facility at the time of its expiration or at December 31, 2001.

In June 2002, the Company entered into two interest rate swap agreements (with a total notional amount of $50,000) that qualify and are designated as fair value hedges in accordance with SFAS 133. The interest rate swap agreements were entered into in order to convert a portion of the 8.75% Senior Notes fixed rate debt into floating rate debt. At June 30, 2002, the Company reflected an adjustment to record a decrease in the fair value of the 8.75% Senior Notes due to changes in interest rates of $146. For further discussion of these interest rate swap agreements see Note 8.

(8)
Derivatives and Hedging Activities

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138 ("SFAS No. 133"), which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes. The cumulative effect of adopting SFAS No. 133 was not material to the Company's consolidated financial statements as of December 31, 2001 or for the three and six months ended June 30, 2001.

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

The Company's subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purpose of the Company's foreign currency hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies. At June 30, 2002 and December 31, 2001, the Company was party to foreign currency forward contracts, with an aggregate notional amount of approximately $345,645 maturing through December 2002 and $266,902 maturing through June 2002, respectively. Such contracts qualified and were designated as cash flow hedges, and had original maturities of less than twelve months.

In June 2002, the Company entered into two interest rate swap agreements (with a total notional amount of $50,000) that qualify and are designated as fair value hedges in accordance with SFAS 133. The interest rate swap agreements were entered into in order to:

  •
  convert a portion of the 8.75% Senior Notes fixed rate debt into floating rate debt;

  •
  manage the relative amounts of fixed and floating rate debt in the Company's capital structure; and

  •
  reduce net interest payments and expense in the near term.

Because the relevant terms of the interest rate swap agreements (including rate reset dates, payment dates and termination dates) match the corresponding terms of the 8.75% Senior Notes, there was no hedge ineffectiveness. Accordingly, gains and losses on these interest rate swap agreements should fully offset the losses and gains on the hedged portion of the 8.75% Senior Notes, which will be marked to market at each reporting date. At June 30, 2002, the Company reflected an adjustment to record a decrease in the fair value of the 8.75% Senior Notes due to changes in interest rates of $146. Net payments or receipts on the swaps will be determined by netting the amounts calculated at the variable interest rates with the amounts calculated at the fixed interest rate of 8.75%, as in effect at the beginning of each interest payment period. Based on the applicable U.S. dollar LIBOR rate and the applicable spreads, the variable rates in effect at the beginning of the swaps' initial interest payment period indicate that the effective interest rate on the $50,000 hedged portion of the $300,000 aggregate principal amount of the 8.75% Senior Notes would be approximately 5.95%. At December 31, 2001 the Company was not party to any of these types of contracts.

The Company may use other derivative instruments from time to time, such as: options and collars to manage its exposure to fluctuations in interest rates; foreign exchange options to manage exposure to fluctuations in foreign exchange rates; and interest rate and currency swaps to gain access to additional sources of international financing while limiting foreign exchange exposure and limiting or adjusting interest rate exposure by swapping borrowings in one currency for borrowings denominated in another currency.

Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income (loss), to the extent that such hedges are effective and until the underlying transactions are recognized in earnings, at which time such gains and losses are recognized in the consolidated statement of earnings. Net unrealized gains included in other comprehensive income for the three and six months ended June 30, 2002 were $455 after tax ($625 pre-tax) and $231 after tax ($372 pre-tax), respectively, all of which are expected to be included in the consolidated statement of earnings within the next twelve months when the underlying transactions are recognized in the consolidated statement of earnings. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period. The Company's practice is to terminate derivative transactions if the underlying asset or liability matures or is sold or terminated, or if the underlying forecasted transaction is no longer deemed to be probable of occurring. Since the Company's cash flow hedges for the three and six months ended June 30, 2002 were effective, the effect of such hedges on the Company's consolidated net earnings was not material.

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

(9)
Series A Convertible Preferred Stock

The Company's Series A preferred stock is listed on the New York Stock Exchange and is convertible at any time into approximately 0.885 of a share of common stock for each share of preferred stock. These shares vote with the common stock on an as-converted basis and receive a cash dividend, as declared by the Board of Directors, at an annual rate of $2.00 per share, payable quarterly in arrears. Subject to conditions (which have not been met as of June 30, 2002) set forth in the Company's Certificate of Incorporation, as amended, the Series A preferred stock is redeemable at the option of the Company. Under the Company's Certificate of Incorporation, as amended, the Series A preferred stock is redeemable at the option of the Company on or after March 31, 2003 without regard to these conditions. The Series A preferred stock is also subject to mandatory redemption on March 31, 2018 at $50 per share, plus any accrued and unpaid dividends, to the extent these shares remain outstanding. Because it is subject to mandatory redemption, the Series A convertible preferred stock is classified outside of the shareholders' equity section of the consolidated balance sheets. At its date of issuance, the fair value of the Series A preferred stock exceeded its mandatory redemption amount primarily due to the common stock conversion feature. Accordingly, the book value of the Series A preferred stock is reflected in the consolidated balance sheets at its mandatory redemption value. During the first six months of 2002, the Company repurchased 459,900 shares of the Company's convertible preferred stock at a cost of approximately $19,622, representing a cost approximately $3,373 below its book value. This excess of book value over the purchase price of the preferred stock was recorded as an increase to additional paid-in-capital.

(10)
Earnings Per Common Share

The following table sets forth the reconciliation of the basic and diluted earnings per common share computations for the three and six months ended June 30, 2002 and 2001:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001

Basic EPS:

Numerator
Net earnings	$66,005	$39,264	$126,550	$73,824
Add: Excess of book value over repurchase price of preferred stock	3,207	—	3,373	4,035
Less: Preferred stock dividends	13,558	13,804	27,235	27,558

Net earnings ascribed to common shareholders - basic	$55,654	$25,460	$102,688	$50,301

Denominator
Weighted average common shares outstanding - basic	83,923	83,660	83,882	83,654

Basic earnings per common share(1)	$0.66	$0.30	$1.22	$0.60

Diluted EPS:

Numerator
Net earnings ascribed to common shareholders - basic	$55,654	$25,460	$102,688	$50,301
Less: Excess of book value over repurchase price of preferred stock	3,207	—	3,373	4,035
Add: Dividends associated with repurchased preferred stock	13,558	—	27,235	—

Net earnings ascribed to common shareholders - diluted	$66,005	$25,460	$126,550	$46,266

Denominator
Weighted average common shares outstanding - basic	83,923	83,660	83,882	83,654
Effect of assumed exercise of options	38	—	38	—
Effect of conversion of outstanding preferred stock	23,762	—	23,762	—
Effect of conversion of repurchased preferred stock	283	—	341	41

Weighted average common shares outstanding - diluted	108,006	83,660	108,023	83,695

Diluted earnings per common share(2)	$0.61	$0.30	$1.17	$0.55

(1)
The basic earnings per common share calculations for the three and six months ended June 30, 2002 and for the six months ended June 30, 2001 include $0.04, $0.04 and $0.05, respectively, per share gains attributable to the repurchase of preferred stock for an amount below its book value. The gain attributable to the repurchase of preferred stock was not significant for the three months ended June 30, 2001. Such gains are not included in the calculations of diluted earnings per common share for the three and six months ended June 30, 2002 and 2001.

(2)
For the purpose of calculating diluted earnings per common share, net earnings ascribed to common shareholders have been adjusted to exclude the gains attributable to the repurchase of preferred stock for an amount below its book value and to add back dividends attributable to such repurchased preferred stock in each period, and the weighted average common shares outstanding have been adjusted to assume conversion of the shares of preferred stock repurchased during each period in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force Topic D-53 guidance. The assumed conversion of the outstanding preferred stock is not considered in the calculation of diluted earnings per common share for all of the 2001 periods presented as the effect would be antidilutive.

See Note 13 for a reconciliation of basic and diluted earnings per common share for the three and six months ended June 30, 2001 as if SFAS No. 142 were adopted January 1, 2001.

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

While the allegations in these actions directed to the Company vary, these actions all appear to allege that the transfer of the Cryovac business as part of the Cryovac Transaction was a fraudulent transfer or gave rise to successor liability. Under a theory of successor liability, plaintiffs with claims against New Grace and its subsidiaries may attempt to hold the Company liable for liabilities that arose with respect to activities conducted prior to the Cryovac Transaction by W. R. Grace & Co.-Conn., or other New Grace subsidiaries. A transfer would be a fraudulent transfer if the transferor received less than reasonably equivalent value and the transferor was insolvent or was rendered insolvent by the transfer, was engaged or was about to engage in a business for which its assets constitute unreasonably small capital, or intended to incur or believed that it would incur debts beyond its ability to pay as they mature. A transfer may also be fraudulent if it was made with actual intent to hinder, delay or defraud creditors. If any transfers in connection with the Cryovac Transaction were found by a court to be fraudulent transfers, the Company could be required to return the property or its value to the transferor or could be required to fund certain liabilities of New Grace or its subsidiaries for the benefit of their creditors, including asbestos claimants. The Company cannot estimate the loss or range of loss in the event of a finding that the Cryovac Transaction was a fraudulent transfer or gave rise to successor liability.

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

Committees appointed in New Grace's bankruptcy case have sought and received the court's permission to pursue fraudulent transfer claims against the Company and against Fresenius, as discussed below. The claims against Fresenius are based upon a 1996 transaction between Fresenius and W. R. Grace & Co.-Conn. Fresenius is not affiliated with the Company. In March 2002, the court ordered that the issues of the solvency of New Grace following the Cryovac Transaction and whether New Grace received reasonably equivalent value in the Cryovac Transaction would be tried on behalf of all creditors of New Grace starting on September 30, 2002. The Company does not know how long the trial will last, although it expects the trial could be several weeks to several months in duration, nor does it know when the court's trial ruling will be issued. The proceeding is pending in the U.S. Bankruptcy Court for the District of Delaware (Adv. No. 02-02210).

In June 2002, the court permitted the U.S. government to intervene as a plaintiff in the fraudulent transfer proceeding, so that the U. S. government can pursue allegations that remediation expenses at certain sites were underestimated or omitted in the solvency analyses of New Grace that were conducted at the time of the Cryovac Transaction. The court has also permitted New Grace, which asserts that the Cryovac Transaction was not a fraudulent transfer, to intervene in the proceeding. In July 2002, the court issued an interim ruling on the legal standards to be applied in the September 30 hearing, holding, among other things, that, subject to certain limitations, post-1998 claims should be considered in the solvency analysis of New Grace. The Company believes that only claims and liabilities that were known or reasonably should have been known at the time of the 1998 Cryovac Transaction should be considered pursuant to the applicable standard. The Company has sought permission to appeal the interim ruling to the U.S. Third Circuit Court of Appeals. If permission is not granted and the Company does not prevail at trial, then the Company expects to have the right to appeal the ruling on legal standards after trial. The Company believes that the Cryovac Transaction was not a fraudulent transfer and the Company intends to defend its interests vigorously.

During 2001, the Company paid approximately $8,000 unrelated to the asbestos and fraudulent transfer claims described above, which was primarily a result of the Company's guarantee, entered into at the time of the Cryovac Transaction, of certain debt payable by W. R. Grace & Co.-Conn., which filed for reorganization along with New Grace.

In January 2002, the Company filed a declaratory judgment action against Fresenius Medical Care Holdings, Inc., its parent, Fresenius AG, a German company, and certain of its affiliates (collectively, "Fresenius") in New York State court asking the court to resolve a contract dispute between the parties. Fresenius contends that the Company is obligated to indemnify Fresenius for certain liabilities that Fresenius may incur as a result of the 1996 Fresenius transaction mentioned above. Fresenius's contention is based on its interpretation of the agreements between Fresenius and W. R. Grace & Co.-Conn. in connection with the 1996 Fresenius transaction. In February 2002, Fresenius announced that it had accrued a charge of $172,000 for such potential liabilities, which include pre-transaction tax liabilities of New Grace and the costs of defense of litigation arising from New Grace's Chapter 11 filing. The Company believes that it is not responsible to indemnify Fresenius under the 1996 agreements and has filed the action in order to proceed to a resolution of Fresenius's claims. However, if the court were to rule against the Company and if Fresenius were to incur a material liability subject to an indemnification obligation, then the outcome of the action could have a material adverse effect on the Company's consolidated results of operations and financial position. In April 2002, Fresenius filed a motion to dismiss the action and for entry of declaratory relief in its favor. The Company opposed the motion, and in June 2002, the court reserved decision after oral argument. No written order has been issued.

Under accounting principles generally accepted in the United States of America, an accrual for a contingent liability is appropriate only if it is probable that a liability has been incurred and if the amount of the liability can be reasonably estimated. The Company does not believe that either of these conditions has been met with respect to the claims against the Company related to the alleged asbestos liabilities, the fraudulent transfer claims or the Fresenius indemnification matter, all of which are described above. Accordingly, the Company has not made any accrual for these matters as of June 30, 2002. Legal and defense costs in connection with these matters are expensed as incurred as a component of "Other (expense) income, net" in the Company's consolidated statements of earnings. The Company incurred approximately $3,247 in legal and defense costs during the first six months of 2002, including approximately $2,147 incurred during the second quarter of 2002. The Company incurred approximately $1,490 in legal and defense costs during the first six months of 2001, including approximately $923 incurred during the second quarter of 2001.

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

(12) Acquisitions

During the first six months of 2002, the Company made acquisitions in exchange for cash in the aggregate amount of approximately $10,181. These acquisitions resulted in goodwill of approximately $4,000. The Company did not acquire or assume any cash or debt of the acquired companies. These acquisitions were not material to the Company's consolidated results of operations and financial position.

(13) New Accounting Pronouncements

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

The Company adopted the provisions of SFAS No. 141 immediately and adopted SFAS No. 142 effective January 1, 2002. Any goodwill and any intangible assets determined to have an indefinite useful life that were acquired in a purchase business combination completed after June 30, 2001 were not amortized, but were evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized through the end of 2001.

In connection with the transitional impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether goodwill and other intangible assets were impaired as of January 1, 2002. As required by this statement, the Company completed its assessment process on a reporting unit basis as of June 30, 2002 and determined that no impairment charge was necessary as of January 1, 2002. A reporting unit is the operating segment unless, at businesses one level below that operating segment (the "component" level), discrete financial information is prepared and regularly reviewed by management, and such businesses have economic characteristics that are different from the economic characteristics of the other components of the operating segments, in which case such component is the reporting unit. A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. An estimate of fair values for the Company as a whole and each of the Company's reporting units was derived by using discounted cash flows, equity market capitalization and comparative market multiples.

As of June 30, 2002 and December 31, 2001, the Company had unamortized goodwill in the amount of $1,921,342 and $1,913,000, respectively. Amortization expense related to goodwill was $14,104 and $28,364 for the three and six months ended June 30, 2001, respectively. Beginning January 1, 2002, in accordance with SFAS No. 142, the Company is no longer recording amortization expense related to goodwill. Although goodwill will no longer be systematically amortized, this standard requires that periodic reviews be conducted to assess whether or not the carrying amount of goodwill may be impaired. Such reviews could result in future write-downs of goodwill which would be reflected as a charge against operating income.

As of June 30, 2002 and December 31, 2001 the Company had identifiable intangible assets with a gross carrying value of approximately $66,955 and $63,602, respectively, less accumulated amortization of $43,775 and $40,128, respectively. Amortization of identifiable intangible assets was approximately $1,971 and $4,002 for the three and six months ended June 30, 2002. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization for the twelve months ended December 31, 2002 and the next four succeeding years is approximately $8,004 per year. Such assets are reflected in other assets in the Company's consolidated balance sheets. At June 30, 2002, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142.

The following table sets forth the reconciliation of the basic and diluted earnings per common share computations for the three and six months ended June 30, 2001 as if SFAS No. 142 were adopted as of January 1, 2001:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2001 As Reported	Add Back: Goodwill Amortization	June 30, 2001 Adjusted	June 30, 2001 As Reported	Add Back: Goodwill Amortization	June 30, 2001 Adjusted

Basic EPS:

Numerator
Net earnings	$39,264	$14,104	$53,368	$73,824	$28,364	$102,188
Add: Excess of book value over repurchase price of preferred stock	—	—	—	4,035	—	4,035
Less: Preferred stock dividends	13,804	—	13,804	27,558	—	27,558

Net earnings ascribed to common shareholders - basic	$25,460	$14,104	$39,564	$50,301	$28,364	$78,665

Denominator
Weighted average common shares outstanding - basic	83,660	—	83,660	83,654	—	83,654

Basic earnings per common share	$0.30	$0.17	$0.47	$0.60	$0.34	$0.94

Diluted EPS:

Numerator
Net earnings ascribed to common shareholders - basic	$25,460	$14,104	$39,564	$50,301	$28,364	$78,665
Less: Excess of book value over repurchase price of preferred stock	—	—	—	4,035	—	4,035

Net earnings ascribed to common shareholders - diluted	$25,460	$14,104	$39,564	$46,266	$28,364	$74,630

Denominator
Weighted average common shares outstanding - basic	83,660	—	83,660	83,654	—	83,654
Effect of conversion of repurchased preferred stock	—	—	—	41	—	41

Weighted average common shares outstanding - diluted	83,660	—	83,660	83,695	—	83,695

Diluted earnings per common share	$0.30	$0.17	$0.47	$0.55	$0.34	$0.89

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company expects to adopt this standard beginning January 1, 2003. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's consolidated financial statements.

Management's Discussion and Analysis of Results of Operations and Financial Condition

Net Sales

Net sales for the second quarter of 2002 increased 3% to $786,282,000 compared with $761,599,000 for the second quarter of 2001, primarily due to higher unit volume for certain products and to a lesser extent the added net sales of acquired businesses, partially offset by changes in product mix and lower average selling prices for certain products. Foreign currency translation had a modest impact in the second quarter of 2002. For the first six months of 2002, the Company's net sales increased 1% to $1,532,369,000 compared with $1,519,871,000 in the 2001 period primarily due to higher unit volume for certain products and to a lesser extent, the added net sales of acquired businesses, partially offset by changes in product mix and lower average selling prices for certain products and the negative effect of foreign currency translation. Excluding the negative effect of foreign currency translation, net sales would have increased 2% for the first six months of 2002 compared to the respective 2001 period.

Foreign currency translation had a favorable impact on net sales in the second quarter of 2002 of approximately $5,000,000, primarily due to the strengthening of foreign currencies in the Asia-Pacific region and Europe compared with the U.S. dollar. For the first six months of 2002, foreign currency had an unfavorable impact of approximately $20,000,000, primarily due to the weakness of foreign currencies in Latin America, primarily in Argentina and Brazil, and Europe compared with the U.S. dollar.

Net sales from North American operations increased approximately 3% in the second quarter of 2002 and increased approximately 2% in the first six months of 2002 compared to the respective 2001 periods. The increase in the second quarter of 2002 was primarily due to higher unit volume for certain products and to a lesser extent, the added net sales of acquired businesses, partially offset by changes in product mix and average selling prices for certain products. The increase in the first six months of 2002 was primarily due to higher unit volume for certain products and the added net sales of acquired businesses, partially offset by changes in product mix and average selling prices for certain products. Substantially all of the North American net sales represent net sales from the United States.

Net sales from foreign operations increased approximately 4% in the second quarter of 2002 and remained relatively flat in the first six months of 2002 compared to the respective 2001 periods. The increase in the second quarter of 2002 was primarily due to higher unit volume for certain products, the favorable impact of foreign currency translation and, to a lesser extent, the added net sales of acquired businesses, partially offset by changes in product mix and average selling prices for certain products. Excluding the positive effect of foreign currency translation, net sales from foreign operations would have increased 2% for the second quarter of 2002. Net sales remained relatively flat in the first six months of 2002 primarily due to higher unit volume for certain products, the added net sales of acquired businesses and changes in product mix and average selling prices for certain products, offset by the negative effect of foreign currency translation. Excluding the negative effect of foreign currency translation, net sales from foreign operations would have increased 3% for the first six months of 2002 compared to the respective 2001 period. Net sales from foreign operations in the second quarter and first six months of 2002 and 2001 totaled approximately 42% of net sales.

Net sales of the Company's food packaging segment, which consists primarily of Cryovac® food packaging products, constituted 61% of net sales in the second quarter and first six months of 2002 and 61% and 60% in the second quarter and first six months of 2001, respectively. The balance of the net sales was comprised of products in the Company's protective and specialty packaging segment, which consists primarily of Instapak® chemicals and equipment, shrink films for non-food applications and related equipment, Bubble Wrap® cushioning, polyethylene foam packaging products, and Jiffy® protective and durable mailers and bags.

Net sales of food packaging products increased 3% in the second quarter of 2002 compared with the second quarter of 2001 and increased 2% in the first six months of 2002 compared with the first six months of 2001, primarily due to higher unit volume for certain products, partially offset by changes in product mix and lower average selling prices for certain products and, in addition, for the first six months also partially offset by the negative effect of foreign currency translation. Foreign currency translation had a modest impact in the second quarter of 2002 for the food packaging segment. Excluding the negative effect of foreign currency translation, net sales would have increased 3% in the first six months of 2002 compared to the respective 2001 period.

Net sales of protective and specialty packaging products increased 4% in the second quarter of 2002 compared with the second quarter of 2001 and decreased 1% in the first six months of 2002 compared with the first six months of 2001. The increase in the second quarter of 2002 was primarily due to the added net sales of acquired businesses and higher unit volume for certain products, partially offset by changes in product mix and lower average selling prices for certain products. Foreign currency translation had a modest impact in the second quarter of 2002 for the protective and specialty packaging segment. The decrease in the first six months of 2002 was primarily due to changes in product mix and lower average selling prices for certain products and, to a lesser extent, lower unit volume for certain products and the negative effect of foreign currency translation, partially offset by the added net sales of acquired businesses. Excluding the negative effect of foreign currency translation, net sales would have remained relatively flat in the first six months of 2002 compared to the respective 2001 period.

Costs and Margins

Gross profit as a percentage of net sales was 33.1% and 33.3% in the second quarter and first six months of 2002 compared to 31.8% and 31.7% in the second quarter and first six months of 2001. The increase in gross profit as a percentage of net sales in both periods was primarily due to lower raw material costs and cost control measures, partially offset by changes in product mix.

Marketing, administrative and development expenses increased to $131,303,000 in the second quarter of 2002 compared to $126,682,000 for the second quarter of 2001 and increased to $259,093,000 in the first six months of 2002 compared to $258,844,000 in the first six months of 2001. Marketing, administrative and development expenses as a percentage of net sales were 16.7% and 16.6% in the second quarter of 2002 and 2001, respectively, and 16.9% and 17.0% in the first six months of 2002 and 2001, respectively.

Beginning January 1, 2002, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, the Company is no longer recording amortization expense related to goodwill. See below under "Recently Issued Statements of Financial Accounting Standards" for a discussion of this new standard. Goodwill amortization expense was $14,104,000 in the second quarter of 2001 and $28,364,000 in the first six months of 2001.

During 2001, based primarily on weakening economic conditions, especially in the U.S., the Company conducted a review of its business to reduce costs and expenses, simplify business processes and organizational structure, and to refine further the Company's manufacturing operations and product offerings. As a result of such review, which was completed in the fourth quarter of 2001, the Company announced and began implementing a restructuring program that resulted in charges to operations of $32,805,000 for the year ended December 31, 2001. Such charges amounted to $6,057,000 in the second quarter of 2001 and included $3,914,000 of employee termination costs, $586,000 of facility exit costs and $1,557,000 of long-lived asset impairments. The portion of this restructuring charge related to the Company's food packaging segment amounted to $3,831,000 and the portion applicable to the protective and specialty packaging segment amounted to $2,226,000. The Company expects to incur $25,518,000 of cash outlays to carry out the restructuring program, of which approximately $11,655,000 has been paid since the inception of the program and includes $5,834,000 paid during the first six months of 2002. These cash outlays include primarily severance and other personnel-related costs and the costs of terminating lease and other contractual arrangements. In connection with the restructuring, the Company is eliminating approximately 793 positions. However, with the prospective addition of approximately 323 jobs in connection with the Company's realignment or relocation of certain manufacturing activities, the net reduction in headcount positions is expected to be approximately 470. These 793 positions are from all geographic areas in which the Company does business but are primarily involved in the Company's manufacturing and sales and marketing functions in North America and Europe. Through June 30, 2002, 479 of the 793 positions have been eliminated, and the remaining restructuring actions accrued in 2001, including the disposition of impaired assets, are expected to be substantially completed during 2002, although certain cash outlays, primarily for severance related costs, are expected to continue into future years.

The Company anticipates annual cost savings from this restructuring program of approximately $23,000,000. The cost savings are estimated to be realized at their full year run rate by the end of 2002, once all restructuring actions have been completed, and include the non-cash annual reduction of depreciation expense as a result of the asset impairments discussed above.

Operating profit increased 35% in the second quarter of 2002 and 33% in the first six months of 2002 compared to the respective 2001 periods due to the discontinuance of the amortization of goodwill, the higher gross profit discussed above and the restructuring and other charges. Excluding goodwill amortization and restructuring and other charges in the second quarter and first six months of 2001, operating profit would have increased 11% and 13% in the second quarter and first six months of 2002, respectively. As a percentage of net sales, operating profit for the Company was 16.4% and 12.5% in the second quarter of 2002 and 2001, respectively, and 16.4% and 12.4% in the first six months of 2002 and 2001, respectively. Excluding the goodwill amortization expense and restructuring and other charges, operating profit was 15.2% and 14.7% of net sales in the second quarter and first six months of 2001, respectively.

The food packaging segment contributed 60% and 58% of the Company's operating profit in the second quarter of 2002 and 2001, respectively, and 58% and 55% in the first six months of 2002 and 2001, respectively, before taking into consideration corporate operating expenses (consisting primarily of goodwill amortization and restructuring and other charges in 2001). The Company's protective and specialty packaging segment contributed the balance of operating profit.

Interest expense decreased in the second quarter and first six months of 2002 compared to the 2001 periods primarily due to lower average levels of outstanding debt compared with the second quarter and first six months of 2001.

Other expense was $970,000 and $1,400,000 for the second quarter of 2002 and 2001, respectively, and $3,786,000 and $11,563,000 for the first six months of 2002 and 2001, respectively. The expense for the first six months of 2001 was primarily due to the payment of approximately $8,000,000, as a result of the Company's guarantee, entered into at the time of the Cryovac Transaction (defined below), of certain debt payable by W. R. Grace & Co.—Conn., which filed for reorganization along with New Grace (also defined below). This charge was unrelated to the asbestos and fraudulent transfer claims described below.

The Company's effective income tax rates were 40.6% and 47.7% in the second quarter of 2002 and 2001, respectively, and 41.0% and 46.8% in the first six months of 2002 and 2001, respectively. Such rates were higher than the statutory U.S. federal income tax rate in 2002 primarily due to state income taxes and in 2001 primarily due to goodwill amortization not being deductible for tax purposes and, to a lesser extent, state income taxes. The effective tax rate in 2002 was lower than the second quarter and first six months of 2001 due primarily to the discontinuance of goodwill amortization in 2002 in accordance with SFAS No. 142. See below under "Recently Issued Statements of Financial Accounting Standards" for a discussion of this new standard.

Net Earnings

As a result of the above, net earnings in the second quarter of 2002 increased 68% to $66,005,000 compared to $39,264,000 in the second quarter of 2001, and for the first six months of 2002 increased 71% to $126,550,000 compared to $73,824,000 in 2001. Excluding goodwill amortization in the second quarter and first six months of 2001, net earnings would have increased 24% to $53,368,000 in the second quarter of 2002 and $102,188,000 in the first six months of 2002.

Basic and diluted earnings per common share were $0.66 and $0.61, respectively, for the second quarter of 2002 compared to basic and diluted earnings per common share of $0.30 for the second quarter of 2001. Basic and diluted earnings per common share were $1.22 and $1.17, respectively, for the first six months of 2002 compared to basic and diluted earnings per common share of $0.60 and $0.55, respectively, for the first six months of 2001. Excluding goodwill amortization, in the second quarter of 2001, basic and diluted earnings per common share would have been $0.47, and for the first six months of 2001, basic and diluted earnings per common share would have been $0.94 and $0.89, respectively.

The basic earnings per common share calculations for the second quarter and first six months of 2002 and for the first six months of 2001 include a per share gain (excess of book value over repurchase price of preferred stock) of $0.04, $0.04 and $0.05, respectively, attributable to the repurchases of preferred stock in the period. To calculate diluted earnings per common share, the excess of book value over the repurchase price of the Company's Series A Preferred Stock of $3,207,000 for the second quarter of 2002, $3,373,000 for the first six months of 2002 and $4,035,000 for the first six months of 2001 is excluded from the calculation. The gain attributable to the repurchase of preferred stock was not significant in the second quarter of 2001.

The diluted earnings per common share in each period were calculated assuming conversion of the shares of preferred stock repurchased during each of the respective periods in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force Topic D-53 guidance. The effect of the conversion of the Company's outstanding convertible preferred stock was not considered in the calculations of diluted earnings per common share for any of the 2001 periods presented because the effect would be antidilutive, since such assumed conversions may be included only if the resulting impact would dilute earnings per common share.

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

Operating Activities

Net cash provided by operating activities was $82,780,000 in 2002 and $244,331,000 in 2001. The decrease in operating cash flows was primarily due to no undivided ownership interest in receivables being held by the ICP (defined below) under the Receivables Facility at June 30, 2002, as well as changes in operating assets and liabilities in the ordinary course of business, as discussed below under "Changes in Working Capital", partially offset by an increase in net earnings.

Investing Activities

Net cash used in investing activities amounted to $52,892,000 in 2002 and $91,308,000 in 2001. In each year, investing activities consisted primarily of capital expenditures and acquisitions. The decrease in net cash used in these activities in 2002 was due to lower levels of capital expenditures and, to a lesser extent, acquisitions. Capital expenditures were $44,525,000 in 2002 and $80,951,000 in 2001. The decrease in capital expenditures in 2002 was primarily due to deferred spending for capacity expansion. The Company currently anticipates that capital expenditures for the year ended December 31, 2002 will be in the range of $100,000,000 to $125,000,000. In the first six months of 2002, cash used to complete acquisitions was $10,181,000 compared to $12,088,000 in 2001. The Company did not acquire or assume any cash or debt of the acquired companies in 2002 and 2001.

Financing Activities

Net cash used in financing activities amounted to $17,949,000 in 2002 and $104,373,000 in 2001. The decrease in net cash used in financing activities in 2002 primarily reflects a decrease in net debt repayments of $81,027,000 and a timing difference relating to the payment of dividends on the Company's outstanding Series A convertible preferred stock, partially offset by an increase in cash used to purchase the Company's capital stock. Such timing difference on the dividends arose from the Company's pre-funding in December 2001 of the dividend payable on January 2, 2002. The aggregate dollar amount of that dividend was approximately $13,682,000. The Company currently expects to fund any dividends payable on such preferred stock in 2002 on their payment date, which, once declared, is the first business day of each calendar quarter.

Included in financing activities in 2002 are proceeds from the exercise of stock options of $875,000. These stock options were granted prior to 1998 and were exercised pursuant to plans in which certain employees of the Cryovac packaging business participated. The stock option plans were terminated effective March 31, 1998 in connection with the Cryovac Transaction, except with respect to options that were still outstanding as of such date. No options have been granted since 1997.

Repurchases of Capital Stock

During the first six months of 2002, the Company repurchased 459,900 shares of its preferred stock at a cost of approximately $19,622,000. During the first six months of 2001, the Company repurchased approximately 238,900 shares of its preferred stock at a cost of approximately $7,909,000. The average price per share of these repurchases was $42.67 and $33.11 during the first six months of 2002 and 2001, respectively.

All such purchases were made pursuant to a share repurchase program adopted by the Company's Board of Directors. As of June 30, 2002, the total number of common and preferred shares authorized to be repurchased under this program amounted to the equivalent of approximately 16,977,000 shares of common stock on an as-converted basis, of which approximately 9,336,000 had been repurchased, leaving the equivalent of approximately 7,641,000 shares of common stock on an as-converted basis available for repurchase under the program.

Changes in Working Capital

At June 30, 2002, the Company had working capital of $293,800,000 or 7% of total assets, compared to working capital of $149,372,000, or 4% of total assets, at December 31, 2001. The increase in working capital in 2002 was primarily due to an increase in notes and accounts receivable, an increase in inventory and a decrease in short-term borrowings, partially offset by increases in accounts payable and other current liabilities. The approximate $125,000,000 increase in receivables was primarily due to no undivided ownership in receivables being held by the ICP (defined below) under the Receivables Facility (described below), as of June 30, 2002 compared to $95,600,000 sold as of December 31, 2001, and to a lesser extent, increased net trade sales at the end of the second quarter of 2002. The increase in inventory was primarily due to recent increased raw material prices as well as certain quantity increases associated with seasonal cycles. The decrease in short-term borrowings was primarily due to changes in short-term liquidity requirements, including the refinancing of certain short-term borrowings. The increase in accounts payable was partially due to the timing of payments to vendors and to a lesser extent, the increased levels of inventory, as discussed above. The increase in other current liabilities was primarily due to the timing of payments, which included the payment of dividends on the Company's outstanding Series A convertible preferred stock. Such timing difference on the dividends arose from the Company's pre-funding in December 2001 of the dividend payable on January 2, 2002. The aggregate dollar amount of that dividend was approximately $13,682,000.

Current and Quick Ratios

The ratio of current assets to current liabilities (current ratio) was 1.5 at June 30, 2002 and 1.2 at December 31, 2001. The ratio of current assets less inventory to current liabilities (quick ratio) was 1.0 at June 30, 2002 and 0.8 at December 31, 2001.

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

The scheduled expiration date for the Receivables Facility is December 7, 2004, although the bank's commitment to make purchases of receivables interests from SA Funding Corp. expires on December 7, 2002 and is subject to annual renewal with the agreement of the parties. Under certain limited circumstances, none of which had occurred at June 30, 2002, the ICP and the bank can terminate purchases of interests in eligible accounts receivable prior to these dates. The events that could result in termination include a downgrading of the Company's long-term senior unsecured debt to BB- or below by Standard & Poor's Rating Services ("Standard & Poor's") or Ba3 or below by

Moody's Investors Service, Inc. ("Moody's"). The Receivables Facility provides for the payment from time to time of program fees (currently 0.375% per annum) on the receivables interests sold by SA Funding Corp. and commitment fees (currently 0.325% per annum) on the unused portion of the $125,000,000 Receivables Facility.

In June 2002, the Originators sold approximately $166,500,000 of their eligible U.S. accounts receivable to SA Funding Corp. During the first six months of 2002, SA Funding Corp. sold to the ICP, from time to time, undivided ownership interests in receivables held by it; however, as of March 31, 2002 and June 30, 2002, no undivided ownership interest in such receivables was held by the ICP under the Receivables Facility. These retained receivables of approximately $166,500,000 are included in notes and accounts receivable on the Company's consolidated balance sheet at June 30, 2002.

In December 2001, the Originators sold approximately $176,900,000 of their eligible U.S. accounts receivable to SA Funding Corp. SA Funding Corp. in turn sold an undivided ownership interest in $95,600,000 of such receivables under the Receivables Facility, and this latter amount was removed from the Company's consolidated balance sheet. These funds were used in part to reduce certain of the Company's outstanding borrowings. SA Funding Corp. retained the remaining $81,300,000 of receivables that it acquired from the Originators. These retained receivables were included in notes and accounts receivable on the Company's consolidated balance sheet at December 31, 2001.

The costs associated with the Receivables Facility are included in other expense in the Company's consolidated statement of earnings for the three and six months ended June 30, 2002. These costs primarily relate to the loss on the sale of the interests in receivables to the ICP or the bank, which were approximately $84,000 and $356,000 for the three and six months ended June 30, 2002, respectively, and program and commitment fees and other associated costs, which were approximately $105,000 and $214,000 for the three and six months ended June 30, 2002, respectively.

The Company considers the Receivables Facility to be an additional source of short-term liquidity.

Outstanding Indebtedness

At June 30, 2002 and December 31, 2001, the Company's total debt outstanding consisted of the amounts set forth on the following table (amounts in thousands of dollars):

	June 30, 2002	December 31, 2001

Short-term borrowings and current portion of long-term debt:
Short-term borrowings	$93,515	$135,548
Current portion of long-term debt	2,045	1,943

Total current debt	95,560	137,491

Long-term debt, less current portion:
Revolving Credit Agreement due March 2003	—	7,539
5.625% Euro Notes due July 2006, less discount of $852 and $844 in 2002 and 2001, respectively	196,849	175,666
8.75% Senior Notes due July 2008, less discount of $3,762 and $3,999 in 2002 and 2001, respectively	296,092	296,001
6.95% Senior Notes due May 2009, less discount of $1,643 and $1,736 in 2002 and 2001, respectively	298,357	298,264
Other	77,415	10,641

Total long-term debt, less current portion	868,713	788,111

Total debt	$964,273	$925,602

In March 2002, the Company refinanced a portion of its short-term borrowings under an Australian dollar 175,000,000 (approximately U.S. $92,300,000 at the then current exchange rate) dual-currency revolving credit facility that expires on March 12, 2005. This facility was made available to certain of the Company's Australian and New Zealand subsidiaries by a syndicate of banks, and such borrowings are guaranteed by the Company. The amount outstanding under this facility at June 30, 2002 was approximately $66,700,000. Such amount is included in other long-term debt in the table above.

Substantially all of the Company's short-term borrowings of $93,515,000 at June 30, 2002 were outstanding under lines of credit available to various of the Company's U.S. and foreign subsidiaries. Amounts available under these credit lines as of June 30, 2002 and December 31, 2001 were approximately $236,000,000 and $326,000,000, respectively, of which approximately $142,500,000 and $190,000,000, respectively, were unused.

At June 30, 2002 and December 31, 2001, the Company had available committed and uncommitted lines of credit of approximately $861,000,000 and $1,046,000,000, respectively, of which approximately $701,000,000 and $903,000,000 respectively, were unused. Such credit lines include amounts available under the 2003 Facility (defined below), the 364-Day Facility (defined below) at December 31, 2001 and other lines of credit available to the Company's subsidiaries. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

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

Amounts repaid under the 2003 Facility may be re-borrowed from time to time prior to the expiration or earlier termination of the Facility. As of June 30, 2002, facility fees were payable at the rate of 0.125% per annum under the 2003 Facility on the total amounts available under the credit facility.

The obligations under the 2003 Facility bear interest at floating rates. The floating rates are generally determined by adding the applicable borrowing margin to the interbank rate for the relevant currency and time period. The weighted average interest rate for outstanding borrowings under the 2003 Facility was approximately 4.2% at December 31, 2001. There were no borrowings outstanding under the 2003 Facility as of June 30, 2002.

The 2003 Facility provides for changes in borrowing margins based on the Company's long-term senior unsecured debt ratings and certain financial criteria. The 2003 Facility, the Euro Notes, the 8.75% Senior Notes and the 6.95% Senior Notes impose limitations on the operations of the Company and certain of its subsidiaries. These limitations include, depending upon the debt in question, financial covenants relating to interest coverage and debt leverage as well as restrictions on the incurrence of additional indebtedness, the creation of liens, sale and leaseback transactions, mergers and acquisitions and certain dispositions of assets. The Company and its subsidiaries were in compliance with these requirements as of June 30, 2002.

The Company did not renew its 364-day $194,375,000 revolving credit facility (the "364-Day Facility") that the Company allowed to expire on March 22, 2002. No borrowings were outstanding under this facility at the time of its expiration or at December 31, 2001.

The Company's cost of capital and ability to obtain external financing may be affected by its debt ratings, which are periodically reviewed by the credit rating agencies. The Company's long-term senior unsecured debt is currently rated Baa3 (negative outlook) by Moody's and BBB (credit watch with negative implications) by Standard & Poor's. These ratings are among the ratings assigned by each of these organizations for investment grade long-term senior unsecured debt. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

In June 2002, the Company entered into two interest rate swap agreements (with a total notional amount of $50,000,000) that qualify and are designated as fair value hedges in accordance with SFAS 133. The interest rate swap agreements were entered into in order to:

  •
  convert a portion of the 8.75% Senior Notes fixed rate debt into floating rate debt;

  •
  manage the relative amounts of fixed and floating rate debt in the Company's capital structure; and

  •
  reduce net interest payments and expense in the near term.

Because the relevant terms of the interest rate swap agreements (including rate reset dates, payment dates and termination dates) match the corresponding terms of the 8.75% Senior Notes, there was no hedge ineffectiveness. Accordingly, gains and losses on these interest rate swap agreements should fully offset the losses and gains on the hedged portion of the 8.75% Senior Notes, which will be marked to market at each reporting date. At June 30, 2002, the Company reflected an adjustment to record a decrease in the fair value of the 8.75% Senior Notes due to changes in interest rates of $146,000. Net payments or receipts on the swaps will be determined by netting the amounts calculated at the variable interest rates with the amounts calculated at the fixed interest rate of 8.75%, as in effect at the beginning of each interest payment period. Based on the applicable U.S. dollar LIBOR rate and the applicable spreads, the variable rates in effect at the beginning of the swaps' initial interest payment period indicate that the effective interest rate on the $50,000,000 hedged portion of the $300,000,000 aggregate principal amount of the 8.75% Senior Notes would be approximately 5.95%. At December 31, 2001 the Company was not party to any of these types of contracts.

Derivative Financial Instruments

At June 30, 2002 and December 31, 2001 the Company was party to foreign currency forward contracts and at June 30, 2002, the Company was party to interest rate swaps, which did not have a significant impact on the Company's liquidity. For further discussion about these contracts and other financial instruments, see below under "Other Matters—Quantitative and Qualitative Disclosures about Market Risk."

Series A Convertible Preferred Stock

The Company's Series A preferred stock is listed on the New York Stock Exchange and is convertible at any time into approximately 0.885 of a share of common stock for each share of preferred stock. These shares vote with the common stock on an as-converted basis and receive a cash dividend, as declared by the Board of Directors, at an annual rate of $2.00 per share, payable quarterly in arrears. Subject to conditions (which had not been met as of June 30, 2002) set forth in the Company's Certificate of Incorporation, as amended, the Series A preferred stock is redeemable at the option of the Company. Under the Company's Certificate of Incorporation, as amended, the Series A preferred stock is redeemable at the option of the Company on or after March 31, 2003 without regard to these conditions. The Series A preferred stock is also subject to mandatory redemption on March 31, 2018 at $50 per share, plus any accrued and unpaid dividends, to the extent these shares remain outstanding. Because it is subject to mandatory redemption, the Series A convertible preferred stock is classified outside of the shareholders' equity section of the consolidated balance sheets. At its date of issuance, the fair value of the Series A preferred stock exceeded its mandatory redemption amount primarily due to the common stock conversion feature. Accordingly, the book value of the Series A preferred stock is reflected in the consolidated balance sheets at its mandatory redemption value.

Shareholders' Equity

The Company's shareholders' equity was $936,915,000 at June 30, 2002 and $850,152,000 at December 31, 2001. Shareholders' equity increased in 2002 due to the Company's net earnings of $126,550,000, which were partially offset by preferred stock dividends of $27,235,000 and by additional foreign currency translation adjustments of $21,602,000.

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

Interest Rates

From time to time, the Company may use interest rate swaps, collars or options to manage its exposure to fluctuations in interest rates. At June 30, 2002 the Company was party to interest rate swaps with an aggregate notional amount of approximately $50,000,000. At December 31, 2001, the Company was not party to any interest rate swaps. The estimated fair value of these contracts, which represents the estimated net payment that would be paid or received by the Company in the event of termination of these contracts based primarily on the then current interest rates, was approximately a payable of $146,000 at June 30, 2002.

The fair value of the Company's fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At June 30, 2002, the carrying value of the Company's total debt was $964,273,000 of which approximately $754,000,000 was fixed rate debt, after adjusting for interest rate swaps. At December 31, 2001, the carrying value of the Company's total debt was $925,602,000 of which $782,517,000 was fixed rate debt.

As of August 8, 2002, the estimated fair value of the Company's total debt, which includes the cost of replacing the Company's fixed rate debt with borrowings at current market rates, was approximately $744,039,000 compared to $889,434,000 at December 31, 2001. The decrease in the fair value estimate was primarily due to current market changes in the trading prices of the Company's 5.625% Euro Notes, 8.75% Senior Notes and the 6.95% Senior Notes. A hypothetical 10% decrease in interest rates would result in an increase in the fair value of the total debt balance at August 8, 2002 of approximately $35,900,000.

Foreign Exchange Rates

The Company may use other derivative instruments from time to time, such as: foreign exchange options to manage exposure due to foreign exchange rates; and interest rate and currency swaps to gain access to additional sources of international financing while limiting foreign exchange exposure and limiting or adjusting interest rate exposure by swapping borrowings in one currency for borrowings denominated in another currency. At June 30, 2002 and December 31, 2001, the Company had no foreign exchange options or interest rate and currency swap agreements outstanding.

The Company uses foreign currency forward contracts to fix the amount payable on certain transactions denominated in foreign currencies. The terms of such instruments are generally twelve months or less. At June 30, 2002 and December 31, 2001, the Company had foreign currency forward contracts with an aggregate notional amount of approximately $345,645,000 and

$266,902,000, respectively. The estimated fair values of these contracts, which represent the estimated net payments that would be paid or received by the Company in the event of termination of these contracts based on the then current foreign exchange rates, was a receivable of approximately $225,200 and $313,000 at June 30, 2002 and December 31, 2001, respectively.

The Company's foreign subsidiaries had outstanding debt of approximately $365,900,000 and $321,690,000 at June 30, 2002 and December 31, 2001, respectively. Such debt is generally denominated in the functional currency of the borrowing subsidiary. The Company believes that this enables it to better match operating cash flows with debt service requirements and to better match foreign currency-denominated assets and liabilities, thereby reducing its need to enter into foreign exchange contracts.

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

While the allegations in these actions directed to the Company vary, these actions all appear to allege that the transfer of the Cryovac business as part of the Cryovac Transaction was a fraudulent transfer or gave rise to successor liability. Under a theory of successor liability, plaintiffs with claims against New Grace and its subsidiaries may attempt to hold the Company liable for liabilities that arose with respect to activities conducted prior to the Cryovac Transaction by W. R. Grace & Co.-Conn., or other New Grace subsidiaries. A transfer would be a fraudulent transfer if the transferor received less than reasonably equivalent value and the transferor was insolvent or was rendered insolvent by the transfer, was engaged or was about to engage in a business for which its assets constitute unreasonably small capital, or intended to incur or believed that it would incur debts beyond its ability to pay as they mature. A transfer may also be fraudulent if it was made with actual intent to hinder, delay or defraud creditors. If any transfers in connection with the Cryovac Transaction were found by a court to be fraudulent transfers, the Company could be required to return the property or its value to the transferor or could be required to fund certain liabilities of New Grace or its subsidiaries for the benefit of their creditors, including asbestos claimants. The Company cannot estimate the loss or range of loss in the event of a finding that the Cryovac Transaction was a fraudulent transfer or gave rise to successor liability.

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

Committees appointed in New Grace's bankruptcy case have sought and received the court's permission to pursue fraudulent transfer claims against the Company and against Fresenius, as discussed below. The claims against Fresenius are based upon a 1996 transaction between Fresenius and W. R. Grace & Co.-Conn. Fresenius is not affiliated with the Company. In March 2002, the court ordered that the issues of the solvency of New Grace following the Cryovac Transaction and whether New Grace received reasonably equivalent value in the Cryovac Transaction would be tried on behalf of all creditors of New Grace starting on September 30, 2002. The Company does not know how long the trial will last, although it expects the trial could be several weeks to several months in duration, nor does it know when the court's trial ruling will be issued. The proceeding is pending in the U.S. Bankruptcy Court for the District of Delaware (Adv. No. 02-02210).

In June 2002, the court permitted the U.S. government to intervene as a plaintiff in the fraudulent transfer proceeding, so that the U. S. government can pursue allegations that remediation expenses at certain sites were underestimated or omitted in the solvency analyses of New Grace that were conducted at the time of the Cryovac Transaction. The court has also permitted New Grace, which asserts that the Cryovac Transaction was not a fraudulent transfer, to intervene in the proceeding. In July 2002, the court issued an interim ruling on the legal standards to be applied in the September 30 hearing, holding, among other things, that, subject to certain limitations, post-1998 claims should be considered in the solvency analysis of New Grace. The Company believes that only claims and liabilities that were known or reasonably should have been known at the time of the 1998 Cryovac Transaction should be considered pursuant to the applicable standard. The Company has sought permission to appeal the interim ruling to the U.S. Third Circuit Court of Appeals. If permission is not granted and the Company does not prevail at trial, then the Company expects to have the right to appeal the ruling on legal standards after trial. The Company believes that the Cryovac Transaction was not a fraudulent transfer and the Company intends to defend its interests vigorously.

In January 2002, the Company filed a declaratory judgment action against Fresenius Medical Care Holdings, Inc., its parent, Fresenius AG, a German company, and certain of its affiliates (collectively, "Fresenius") in New York State court asking the court to resolve a contract dispute between the parties. Fresenius contends that the Company is obligated to indemnify Fresenius for certain liabilities that Fresenius may incur as a result of the 1996 Fresenius transaction mentioned above. Fresenius's contention is based on its interpretation of the agreements between Fresenius and W. R. Grace & Co.-Conn. in connection with the 1996 Fresenius transaction. In February 2002, Fresenius announced that it had accrued a charge of $172,000,000 for such potential liabilities, which include pre-transaction tax liabilities of New Grace and the costs of defense of litigation arising from New Grace's Chapter 11 filing. The Company believes that it is not responsible to indemnify Fresenius under the 1996 agreements and has filed the action in order to proceed to a resolution of Fresenius's claims. However, if the court were to rule against the Company and if Fresenius were to incur a material liability subject to an indemnification obligation, then the outcome of the action could have a material adverse effect on the Company's consolidated results of operations and financial position. In April 2002, Fresenius filed a motion to dismiss the action and for entry of declaratory relief in its favor. The Company opposed the motion, and in June 2002, the court reserved decision after oral argument. No written order has been issued.

Under accounting principles generally accepted in the United States of America, an accrual for a contingent liability is appropriate only if it is probable that a liability has been incurred and if the amount of the liability can be reasonably estimated. The Company does not believe that either of these conditions has been met with respect to the claims against the Company related to the alleged asbestos liabilities, the fraudulent transfer claims or the Fresenius indemnification matter, all of which are described above. Accordingly, the Company has not made any accrual for these matters as of June 30, 2002. Legal and defense costs in connection with these matters are expensed as incurred as a component of "Other (expense) income, net" in the Company's consolidated statements of earnings. The Company incurred approximately $3,247,000 in legal and defense costs during the first six months of 2002, including approximately $2,147,000 incurred during the second quarter of 2002. The Company incurred approximately $1,490,000 in legal and defense costs during the first six months of 2001, including approximately $923,000 incurred during the second quarter of 2001.

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

The Company adopted the provisions of SFAS No. 141 immediately and adopted SFAS No. 142 effective January 1, 2002. Any goodwill and any intangible assets determined to have an indefinite useful life that were acquired in a purchase business combination completed after June 30, 2001 were not amortized, but were evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized through the end of 2001.

In connection with the transitional impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether goodwill and other intangible assets were impaired as of January 1, 2002. As required by this statement, the Company completed its assessment process on a reporting unit basis as of June 30, 2002 and determined that no impairment charge was necessary as of January 1, 2002. A reporting unit is the operating segment unless, at businesses one level below that operating segment (the "component" level), discrete financial information is prepared and regularly reviewed by management, and such businesses have economic characteristics that are different from the economic characteristics of the other components of the operating segments, in which case such component is the reporting unit. A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. An estimate of fair values for the Company as a whole and each of the Company's reporting units was derived by using discounted cash flows, equity market capitalization and comparative market multiples.

As of June 30, 2002 and December 31, 2001, the Company had unamortized goodwill in the amount of $1,921,342,000 and $1,913,000,000, respectively. Amortization expense related to goodwill was $14,104,000 and $28,364,000 for the second quarter and first six months of 2001. Beginning January 1, 2002, in accordance with SFAS No. 142, the Company is no longer recording amortization expense related to goodwill. Although goodwill will no longer be systematically amortized, this standard requires that periodic reviews be conducted to assess whether or not the carrying amount of goodwill may be impaired. Such reviews could result in future write-downs of goodwill which would be reflected as a charge against operating income.

As of June 30, 2002 and December 31, 2001 the Company had identifiable intangible assets with a gross carrying value of approximately $66,955,000 and $63,602,000, respectively, less accumulated amortization of $43,775,000 and $40,128,000, respectively. Amortization of identifiable intangible assets was approximately $1,971,000 and $4,002,000 for the second quarter and first six months of 2002, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization for the twelve months ended December 31, 2002 and the next four succeeding years is approximately $8,004,000 per year. Such assets are reflected in other assets in the Company's consolidated balance sheets. At June 30, 2002, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company expects to adopt this standard beginning January 1, 2003. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's consolidated financial statements.

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

  •
  economic, political, business and market conditions in the geographic areas in which it conducts business;

  •
  acts of war or terrorism;

  •
  changes in the value of foreign currencies against the U.S. dollar;

  •
  changes in interest rates, credit availability and ratings;

  •
  the Company's access to financing and other sources of capital;

  •
  the success of the Company's key information systems projects;

  •
  factors affecting the customers, industries and markets that use the Company's packaging materials and systems;

  •
  competitive factors;

  •
  the Company's development and commercialization of successful new products;

  •
  the Company's accomplishments in entering new markets and acquiring and integrating new businesses;

  •
  the magnitude and timing of the Company's capital expenditures;

  •
  the Company's inventory management proficiency;

  •
  raw material availability and pricing;

  •
  production capacity;

  •
  changes in energy-related expenses;

  •
  changes in the Company's relationships with customers and suppliers;

  •
  the effect on the Company of new pronouncements by accounting authorities;

  •
  the effect on the Company of the bankruptcy filing by New Grace and its subsidiaries;

  •
  the outcome of litigation relating to the Cryovac Transaction and the Company's responsibility, if any, for the asbestos and other claims asserted against it, including claims involving Fresenius, and other New Grace-related matters (including environmental matters);

  •
  other legal proceedings and claims (including environmental matters) involving the Company;

  •
  the effects of food-borne illnesses and animal health-related issues on the Company's food packaging customers (including BSE ("mad-cow") and foot-and-mouth); and

  •
  changes in domestic or foreign laws or regulations, or governmental or agency actions.

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

While the allegations in these actions directed to the Company vary, these actions all appear to allege that the transfer of the Cryovac business as part of the Cryovac Transaction was a fraudulent transfer or gave rise to successor liability. Under a theory of successor liability, plaintiffs with claims against New Grace and its subsidiaries may attempt to hold the Company liable for liabilities that arose with respect to activities conducted prior to the Cryovac Transaction by W. R. Grace & Co.-Conn., or other New Grace subsidiaries. A transfer would be a fraudulent transfer if the transferor received less than reasonably equivalent value and the transferor was insolvent or was rendered insolvent by the transfer, was engaged or was about to engage in a business for which its assets constitute unreasonably small capital, or intended to incur or believed that it would incur debts beyond its ability to pay as they mature. A transfer may also be fraudulent if it was made with actual intent to hinder, delay or defraud creditors. If any transfers in connection with the Cryovac Transaction were found by a court to be fraudulent transfers, the Company could be required to return the property or its value to the transferor or could be required to fund certain liabilities of New Grace or its subsidiaries for the benefit of their creditors, including asbestos claimants. The Company cannot estimate the loss or range of loss in the event of a finding that the Cryovac Transaction was a fraudulent transfer or gave rise to successor liability.

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

Committees appointed in New Grace's bankruptcy case have sought and received the court's permission to pursue fraudulent transfer claims against the Company and against Fresenius, as discussed below. The claims against Fresenius are based upon a 1996 transaction between Fresenius and W. R. Grace & Co.-Conn. Fresenius is not affiliated with the Company. In March 2002, the court ordered that the issues of the solvency of New Grace following the Cryovac Transaction and whether New Grace received reasonably equivalent value in the Cryovac Transaction would be tried on behalf of all creditors of New Grace starting on September 30, 2002. The Company does not know how long the trial will last, although it expects the trial could be several weeks to several months in duration, nor does it know when the court's trial ruling will be issued. The proceeding is pending in the U.S. Bankruptcy Court for the District of Delaware (Adv. No. 02-02210).

In June 2002, the court permitted the U.S. government to intervene as a plaintiff in the fraudulent transfer proceeding, so that the U. S. government can pursue allegations that remediation expenses at certain sites were underestimated or omitted in the solvency analyses of New Grace that were conducted at the time of the Cryovac Transaction. The court has also permitted New Grace, which asserts that the Cryovac Transaction was not a fraudulent transfer, to intervene in the proceeding. In July 2002, the court issued an interim ruling on the legal standards to be applied in the September 30 hearing, holding, among other things, that, subject to certain limitations, post-1998 claims should be considered in the solvency analysis of New Grace. The Company believes that only claims and liabilities that were known or reasonably should have been known at the time of the 1998 Cryovac Transaction should be considered pursuant to the applicable standard. The Company has sought permission to appeal the interim ruling to the U.S. Third Circuit Court of Appeals. If permission is not granted and the Company does not prevail at trial, then the Company expects to have the right to appeal the ruling on legal standards after trial. The Company believes that the Cryovac Transaction was not a fraudulent transfer and the Company intends to defend its interests vigorously.

During 2001, the Company paid approximately $8,000,000 unrelated to the asbestos and fraudulent transfer claims described above, which was primarily a result of the Company's guarantee, entered into at the time of the Cryovac Transaction, of certain debt payable by W. R. Grace & Co.-Conn., which filed for reorganization along with New Grace.

In January 2002, the Company filed a declaratory judgment action against Fresenius Medical Care Holdings, Inc., its parent, Fresenius AG, a German company, and certain of its affiliates (collectively, "Fresenius") in New York State court asking the court to resolve a contract dispute between the parties. Fresenius contends that the Company is obligated to indemnify Fresenius for certain liabilities that Fresenius may incur as a result of the 1996 Fresenius transaction mentioned above. Fresenius's contention is based on its interpretation of the agreements between Fresenius and W. R. Grace & Co.-Conn. in connection with the 1996 Fresenius transaction. In February 2002, Fresenius announced that it had accrued a charge of $172,000,000 for such potential liabilities, which include pre-transaction tax liabilities of New Grace and the costs of defense of litigation arising from New Grace's Chapter 11 filing. The Company believes that it is not responsible to indemnify Fresenius under the 1996 agreements and has filed the action in order to proceed to a resolution of Fresenius's claims. However, if the court were to rule against the Company and if Fresenius were to incur a material liability subject to an indemnification obligation, then the outcome of the action could have a material adverse effect on the Company's consolidated results of operations and financial position. In April 2002, Fresenius filed a motion to dismiss the action and for entry of declaratory relief in its favor. The Company opposed the motion, and in June 2002, the court reserved decision after oral argument. No written order has been issued.

Under accounting principles generally accepted in the United States of America, an accrual for a contingent liability is appropriate only if it is probable that a liability has been incurred and if the amount of the liability can be reasonably estimated. The Company does not believe that either of these conditions has been met with respect to the claims against the Company related to the alleged asbestos liabilities, the fraudulent transfer claims or the Fresenius indemnification matter, all of which are described above. Accordingly, the Company has not made any accrual for these matters as of June 30, 2002. Legal and defense costs in connection with these matters are expensed as incurred as a component of "Other (expense) income, net" in the Company's consolidated statements of earnings. The Company incurred approximately $3,247,000 in legal and defense costs during the first six months of 2002, including approximately $2,147,000 incurred during the second quarter of 2002. The Company incurred approximately $1,490,000 in legal and defense costs during the first six months of 2001, including approximately $923,000 incurred during the second quarter of 2001.

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

Item 4.    Submission of Matters to a Vote of Security Holders

On May 17, 2002, the Company held its annual meeting of stockholders (the "Annual Meeting"). At the Annual Meeting the stockholders voted: (i) to elect the entire Board of Directors of the Company; (ii) to approve the Company's 2002 Stock Plan for Non-Employee Directors; and (iii) to ratify the selection of KPMG LLP as the Company's independent accountants for the fiscal year ending December 31, 2002.

A total of 77,213,874 shares of common stock and 21,640,350 shares of Series A convertible preferred stock ("preferred stock") were present in person or by proxy at the Annual Meeting, representing approximately 96,365,584 votes, or approximately 89% of the voting power of the Company entitled to vote at the Annual Meeting. Each share of common stock was entitled to one vote on each matter before the meeting, and each share of preferred stock was entitled to 0.885 of a vote on each matter before the meeting.

The votes cast on the matters before the Annual Meeting were as set forth below:

		Number of Votes
I.	Nominees for Election to Board of Directors:	In Favor	Withheld
	Hank Brown	95,201,410	1,164,174
	Lawrence R. Codey	95,221,710	1,143,874
	T. J. Dermot Dunphy	95,314,764	1,050,820
	Charles F. Farrell, Jr.	95,310,621	1,054,963
	William V. Hickey	95,340,982	1,024,602
	Shirley Ann Jackson	95,197,967	1,167,617
	Kenneth P. Manning	95,325,247	1,040,337
	William J. Marino	95,317,692	1,047,892
II.	Approval of 2002 Stock	For	90,821,353
	Plan for Non-Employee	Against	4,704,742
	Directors:	Abstentions	839,489
III.	Ratification of KPMG	For	94,287,172
	LLP as Independent	Against	1,709,195
	Accountants:	Abstentions	369,217

Item 6.    Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

Exhibit Number	Description
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
10.1
Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors, as approved by the Company's stockholders. [Annex A to the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.]
10.2	Form of Stock Purchase Agreement for use in connection with the Company's 2002 Stock Plan for Non-Employee Directors.
99.1
Statement under oath of William V. Hickey, as Principal Executive Officer of the Company, pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934 (the "Exchange Act"), dated August 13, 2002.
99.2	Statement under oath of David H. Kelsey, as Principal Financial Officer of the Company, pursuant to Section 21(a)(1) of the Exchange Act, dated August 13, 2002.
99.3	Certification of William V. Hickey, as Chief Executive Officer and David H. Kelsey, as Chief Financial Officer, of the Company, pursuant to 18 U.S.C. § 1350, dated August 13, 2002.
  (b)
  Reports on Form 8-K

    The Company furnished the following report under Item 9 of Form 8-K during the fiscal quarter ended June 30, 2002:

Date of Report	Disclosures
May 22, 2002	Under Regulation FD Disclosure, the Company reported that William V. Hickey, President, Chief Executive Officer and a Director of the Company, sold and gifted shares of the Company's common stock.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEALED AIR CORPORATION (Registrant)
Date: August 13, 2002	By	/s/ JEFFREY S. WARREN
Jeffrey S. Warren Controller (Authorized Executive Officer and Chief Accounting Officer)