Form 10-Q
period 2002-09-30
SEALED AIR CORP/DE
filed 2002-11-08
CIK 1012100

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

There were 83,938,443 shares of the registrant's common stock, par value $0.10 per share, outstanding as of October 31, 2002.

SEALED AIR CORPORATION AND SUBSIDIARIES

Table Of Contents

PART I
FINANCIAL INFORMATION

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
For the Three and Nine Months Ended September 30, 2002 and 2001
(In thousands of dollars, except for per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales	$825,816	$766,221	$2,358,185	$2,286,092
Cost of sales	561,727	516,617	1,583,503	1,554,089

Gross profit	264,089	249,604	774,682	732,003
Marketing, administrative and development expenses	136,710	126,341	395,803	385,185
Goodwill amortization	—	14,089	—	42,453
Restructuring and other (credits) charges	(1,348)	3,944	(1,348)	10,001

Operating profit	128,727	105,230	380,227	294,364
Other income (expense):
Interest expense	(15,448)	(20,868)	(48,669)	(59,760)
Other expense, net	(3,825)	(857)	(7,611)	(12,420)

Total other expense, net	(19,273)	(21,725)	(56,280)	(72,180)

Earnings before income taxes	109,454	83,505	323,947	222,184
Income taxes	43,256	39,095	131,199	103,950

Net earnings	$66,198	$44,410	$192,748	$118,234

Add: Excess of book value over repurchase price of Series A convertible preferred stock	6,194	3,041	9,567	7,076
Less: Series A convertible preferred stock dividends	13,306	13,804	40,541	41,362

Net earnings ascribed to common shareholders	$59,086	$33,647	$161,774	$83,948

Earnings per common share:
Basic	$0.70	$0.40	$1.93	$1.00

Diluted	$0.62	$0.37	$1.79	$0.92

Weighted average number of common shares outstanding (000's):
Basic	83,939	83,712	83,901	83,674

Diluted	107,555	83,905	107,840	83,913

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2002 and December 31, 2001
(In thousands of dollars, except share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77,234	$13,805
Notes and accounts receivable, net of allowances for doubtful accounts of $20,703 in 2002 and $25,424 in 2001	535,581	418,161
Inventories	317,168	288,570
Other current assets	56,308	55,816

Total current assets	986,291	776,352

Property and equipment:
Land and buildings	459,835	443,104
Machinery and equipment	1,543,622	1,466,954
Other property and equipment	117,079	110,666
Construction-in-progress	118,099	139,448

	2,238,635	2,160,172
Less accumulated depreciation and amortization	1,226,694	1,109,734

Property and equipment, net	1,011,941	1,050,438

Goodwill	1,922,163	1,913,000
Other assets	173,890	168,119

Total Assets	$4,094,285	$3,907,909

See accompanying Notes to Consolidated Finanical Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2002 and December 31, 2001 (Continued)
(In thousands of dollars, except share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
LIABILITIES, PREFERRED STOCK & SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$64,097	$135,548
Current portion of long-term debt	2,093	1,943
Accounts payable	156,187	135,533
Other current liabilities	323,961	282,693
Income taxes payable	85,056	71,263

Total current liabilities	631,394	626,980
Long-term debt, less current portion	861,473	788,111
Deferred income taxes	213,127	210,830
Other liabilities	70,175	65,682

Total Liabilities	1,776,169	1,691,603

Authorized 50,000,000 preferred shares. Series A convertible preferred stock, $50.00 per share redemption value, authorized 27,365,594 shares in 2002 and 2001, outstanding 26,612,699 shares in 2002 and 27,323,084 shares in 2001, mandatory redemption in 2018	1,330,635	1,366,154
Shareholders' Equity:
Common stock, $.10 par value per share. Authorized 400,000,000 shares; issued 84,661,108 shares in 2002 and 84,494,504 shares in 2001	8,466	8,449
Cost of treasury common stock, 721,665 shares in 2002 and 717,615 shares in 2001	(31,136)	(31,133)
Additional paid-in capital	715,238	699,088
Retained earnings	547,006	394,799
Deferred compensation	(9,770)	(10,973)

	1,229,804	1,060,230

Minimum pension liability	(2,237)	(2,237)
Cumulative translation adjustment	(240,029)	(207,710)
Unrecognized loss on derivative instruments	(57)	(131)

Accumulated other comprehensive loss	(242,323)	(210,078)

Total Shareholders' Equity	987,481	850,152

Total Liabilities, Preferred Stock and Shareholders' Equity	$4,094,285	$3,907,909

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2002 and 2001
(In thousands of dollars)
(Unaudited)

	2002	2001
Cash flows from operating activities:
Net earnings	$192,748	$118,234
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	123,709	166,724
Amortization of bond discount	614	365
Deferred tax benefit	(1,401)	(5,995)
Non-cash portion of restructuring and other charges	—	2,031
Net gain on disposals of property and equipment	(424)	(183)
Changes in operating assets and liabilities, net of businesses acquired:
Change in the Receivables Facility	(95,600)	—
Notes and accounts receivable, net of Receivables Facility	(24,887)	11,238
Inventories	(27,679)	3,175
Other current assets	(250)	(3,750)
Other assets	(12,097)	(725)
Accounts payable	16,870	407
Other current liabilities	35,331	77,736
Other liabilities	1,006	280

Net cash provided by operating activities	207,940	369,537

Cash flows from investing activities:
Capital expenditures for property and equipment	(58,896)	(109,738)
Proceeds from sales of property and equipment	2,948	2,932
Businesses acquired in purchase transactions	(10,465)	(12,088)

Net cash used in investing activities	(66,413)	(118,894)

Cash flows from financing activities:
Proceeds from long-term debt	153,337	474,924
Payment of long-term debt	(104,882)	(523,771)
Payment of senior debt issuance costs	—	(2,241)
Termination of interest rate swap agreements	2,716	—
Dividends paid on preferred stock	(27,217)	(41,699)
Purchases of preferred stock	(25,928)	(17,364)
Proceeds from stock option exercises	875	44
Net payment of short-term borrowings	(64,061)	(106,211)

Net cash used in financing activities	(65,160)	(216,318)

Effect of exchange rate changes on cash and cash equivalents	(12,938)	5,980

Cash and cash equivalents:
Net change during the period	63,429	40,305
Balance, beginning of period	13,805	11,229

Balance, end of period	$77,234	$51,534

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2002 and 2001 (Continued)
(In thousands of dollars)
(Unaudited)

	2002	2001
Supplemental Cash Flow Items:
Interest payments, net of amounts capitalized	$52,542	$53,085

Income tax payments	$121,812	$76,732

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2002 and 2001
(In thousands of dollars)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Net earnings	$66,198	$44,410	$192,748	$118,234
Other comprehensive income (loss):
Unrecognized gain (loss) on derivative instruments, net of income tax benefit of $70 and an income tax provision of $71 for the three and nine months ended September 30, 2002, respectively	(157)	—	74	—
Foreign currency translation adjustments	(10,717)	(7,489)	(32,319)	(21,303)

Comprehensive income	$55,324	$36,921	$160,503	$96,931

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002 and 2001
(Amounts in thousands of dollars, except share and per share data)
(Unaudited)

(1)    Basis of Consolidation

The consolidated financial statements include the accounts of Sealed Air Corporation and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position as of September 30, 2002 and the results of operations for the three and nine months ended September 30, 2002 and 2001 have been made. The consolidated statement of earnings for the nine months ended September 30, 2002 is not necessarily indicative of the results to be expected for the full year.

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

The Protective and Specialty Packaging segment includes cushioning and surface protection products (including Bubble Wrap® cushioning and other air cellular cushioning materials, shrink and non-shrink films for non-food applications, polyurethane foam packaging systems sold under the Instapak® trademark, polyethylene foam sheets and planks, Jiffy® mailers and bags and other protective and durable mailers and bags, certain paper-based protective packaging materials, suspension and retention packaging, inflatable packaging, and packaging systems) and other products.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales
Food Packaging	$502,857	$472,505	$1,436,281	$1,389,756
Protective and Specialty Packaging	322,959	293,716	921,904	896,336

Total	$825,816	$766,221	$2,358,185	$2,286,092

Operating profit
Food Packaging	$76,340	$72,255	$228,409	$201,525
Protective and Specialty Packaging	56,322	55,889	165,475	161,022

Total segments	132,662	128,144	393,884	362,547
Restructuring and other credits (charges)(1)	1,348	(3,944)	1,348	(10,001)
Corporate operating expenses(2)	(5,283)	(18,970)	(15,005)	(58,182)

Total	$128,727	$105,230	$380,227	$294,364

Depreciation and amortization
Food Packaging	$26,790	$25,040	$79,412	$80,220
Protective and Specialty Packaging	14,459	14,272	44,297	43,659

Total segments	41,249	39,312	123,709	123,879
Corporate(2)	—	14,038	—	42,845

Total	$41,249	$53,350	$123,709	$166,724

(1)
Includes a credit of $2,595 for Food Packaging and a charge of $1,247 for Protective and Specialty Packaging for the three and nine months ended September 30, 2002. For the three and nine months ended September 30, 2001, restructuring and other charges were $2,024 and $5,855 for Food Packaging, respectively, and were $1,920 (including a net non-cash charge of $474) and $4,146 (including a net non-cash charge of $2,031) for Protective and Specialty Packaging, respectively.

(2)
Includes goodwill amortization of $14,089 and $42,453 for the three and nine months ended September 30, 2001, respectively.

(3)    Accounts Receivable Securitization

Under the Company's accounts receivable securitization program (the "Receivables Facility"), the Company's two primary operating subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US) (the "Originators"), sell all of their eligible U.S. accounts receivable to Sealed Air Funding Corporation ("SA Funding Corp."), an indirect wholly-owned subsidiary of the Company. SA Funding Corp. in turn may sell undivided ownership interests in these receivables ("Receivables Interests") to a bank and an issuer of commercial paper administered by that bank (the "ICP"), subject to certain conditions, up to a maximum of $125,000 outstanding from time to time.

The scheduled expiration date for the Receivables Facility is December 7, 2004, although the bank's commitment to make purchases of Receivables Interests from SA Funding Corp. expires on December 7, 2002 and is subject to annual renewal with the agreement of the parties. Under certain limited circumstances, none of which had occurred at September 30, 2002, the bank and the ICP can terminate purchases of Receivables Interests prior to these dates. The events that could result in termination include a downgrading of the Company's long-term senior unsecured debt to BB- or below by Standard & Poor's Rating Services ("Standard & Poor's") or Ba3 or below by Moody's Investors Service, Inc. ("Moody's").

During the first nine months of 2002, SA Funding Corp. sold Receivables Interests to the ICP from time to time; however, as of September 30, 2002, neither the bank nor the ICP held any Receivables Interests.

In December 2001, the Originators sold approximately $176,900 of their accounts receivable to SA Funding Corp. SA Funding Corp. in turn sold $95,600 of Receivables Interests, and this amount was removed from the Company's consolidated balance sheet. These funds were used in part to reduce certain of the Company's outstanding borrowings. SA Funding Corp. retained the remaining $81,300 of accounts receivable that it acquired from the Originators. These retained accounts receivable were included in notes and accounts receivable on the Company's consolidated balance sheet at December 31, 2001.

The costs associated with the Receivables Facility are included in other expense, net in the Company's consolidated statement of earnings for the three and nine months ended September 30, 2002. These costs primarily relate to the loss on the sale of the Receivables Interests to the bank or the ICP, which were approximately $53 and $409 for the three and nine months ended September 30, 2002, respectively, and program and commitment fees and other associated costs, which were approximately $105 and $319 for the three and nine months ended September 30, 2002, respectively.

(4)    Inventories

At September 30, 2002 and December 31, 2001, the components of inventories by major classification were as follows:

	September 30, 2002	December 31, 2001
Raw materials	$77,093	$69,312
Work in process	71,667	65,148
Finished goods	184,857	174,968

Subtotal	333,617	309,428
Reduction of certain inventories to LIFO basis	(16,449)	(20,858)

Total inventories	$317,168	$288,570

(5)    Income Taxes

The Company's effective income tax rates were 39.5% and 46.8% for the three months ended September 30, 2002 and 2001, respectively, and 40.5% and 46.8% for the nine months ended September 30, 2002 and 2001, respectively. Such rates were higher than the statutory U.S. federal income tax rate in 2002 primarily due to state income taxes and in 2001 primarily due to goodwill amortization not being deductible for tax purposes and, to a lesser extent, state income taxes.

(6)    Restructuring and Other Charges

2001 Restructuring Program

The Company's restructuring liability, which arose out of a restructuring undertaken by the Company during 2001, amounted to $10,990 at September 30, 2002 and $19,697 at December 31, 2001. During the third quarter of 2002, the Company made a net reduction to the original restructuring provision, resulting in a net credit to the consolidated statement of earnings of $1,348. The adjustment to the

2001 Restructuring program liability resulted from completion of certain actions for amounts different than expected, certain headcount reductions obtained through attrition, and the reconfiguration of a plan to shut down one of the Company's manufacturing facilities. The net restructuring credit (charge) for the three and nine months ended September 30, 2002 included a credit of $2,595 related to the Company's food packaging segment, and a charge of $1,247 related to the protective and specialty packaging segment. The components of the restructuring charges, spending and other activity through September 30, 2002 and the remaining liability balance at September 30, 2002 were as follows:

	Employee Termination Costs	Plant/Office Exit Costs	Total Costs
Restructuring liability at December 31, 2001	$18,233	$1,464	$19,697
Cash payments during 2002	(6,871)	(488)	(7,359)
Reversal of restructuring liability, net	(1,284)	(64)	(1,348)

Restructuring liability at September 30, 2002	$10,078	$912	$10,990

The cash outlays include primarily severance and other personnel-related costs, costs of terminating leases, and facilities and equipment disposition costs. In connection with the 2001 restructuring, as adjusted during the third quarter of 2002, the Company is eliminating approximately 680 positions. However, with the prospective addition of approximately 239 jobs in connection with the Company's realignment or relocation of certain manufacturing activities, the net reduction in headcount positions is expected to be approximately 441. Through September 30, 2002, 536 of the 680 positions had been eliminated, and the remaining restructuring actions accrued for in 2001 are expected to be substantially completed during 2002, although certain cash outlays, primarily for severance related costs, are expected to continue into future periods.

(7)    Debt

A summary of debt at September 30, 2002 and December 31, 2001 follows:

	September 30, 2002	December 31, 2001
Short-term borrowings and current portion of long-term debt:
Short-term borrowings	$64,097	$135,548
Current portion of long-term debt	2,093	1,943

Total current debt	66,190	137,491

Long-term debt, less current portion:
Revolving Credit Agreement due March 2003	—	7,539
5.625% Euro Notes due July 2006, less discount of $798 and $844 in 2002 and 2001, respectively	195,058	175,666
8.75% Senior Notes due July 2008, less discount of $3,644 and $3,999 in 2002 and 2001, respectively	298,762	296,001
6.95% Senior Notes due May 2009, less discount of $1,596 and $1,736 in 2002 and 2001, respectively	298,404	298,264
Other	69,249	10,641

Total long-term debt, less current portion	861,473	788,111

Total debt	$927,663	$925,602

In March 2002, the Company refinanced a portion of its short-term borrowings in Australia and New Zealand under an Australian dollar 175,000 (approximately U.S. $92,300 at the then current exchange rate) dual-currency revolving credit facility that expires on March 12, 2005. This facility was made available to certain of the Company's Australian and New Zealand subsidiaries by a syndicate of banks, and such borrowings are guaranteed by the Company. The amount outstanding under this facility at September 30, 2002 was approximately $59,000. Such amount is included in other long-term debt in the table above.

Substantially all the Company's short-term borrowings of $64,097 at September 30, 2002 were outstanding under lines of credit available to various of the Company's U.S. and foreign subsidiaries. Amounts available under these credit lines as of September 30, 2002 and December 31, 2001 were approximately $237,000 and $326,000, respectively, of which approximately $173,000 and $190,000, respectively, were unused.

At September 30, 2002 and December 31, 2001, the Company had available committed and uncommitted lines of credit of approximately $857,000 and $1,046,000, respectively, of which approximately $734,000 and $903,000 respectively, were unused. Such credit lines include amounts available under the 2003 Facility (defined below), the 364-Day Facility (defined below) at December 31, 2001 and other lines of credit available to the Company's subsidiaries. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

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

Amounts repaid under the 2003 Facility may be re-borrowed from time to time prior to the expiration or earlier termination of the Facility. As of September 30, 2002, facility fees were payable at the rate of 0.125% per annum under the 2003 Facility on the total amounts available under the credit facility.

The obligations under the 2003 Facility bear interest at floating rates. The floating rates are generally determined by adding the applicable borrowing margin to the interbank rate for the relevant currency and time period. The weighted average interest rate for outstanding borrowings under the 2003 Facility was approximately 4.2% at December 31, 2001. There were no borrowings outstanding under the 2003 Facility as of September 30, 2002.

The 2003 Facility provides for changes in borrowing margins based on the Company's long-term senior unsecured debt ratings and certain financial criteria. The 2003 Facility, the Euro Notes, the 8.75% Senior Notes and the 6.95% Senior Notes impose limitations on the operations of the Company and certain of its subsidiaries. These limitations include, depending upon the debt in question, financial covenants relating to interest coverage and debt leverage as well as restrictions on the incurrence of additional indebtedness, the creation of liens, sale and leaseback transactions, mergers and acquisitions and certain dispositions of assets. The Company and its subsidiaries were in compliance with these requirements as of September 30, 2002.

The Company had a 364-day $194,375 revolving credit facility (the "364-Day Facility") that the Company allowed to expire on March 22, 2002. No borrowings were outstanding under this facility at the time of its expiration or at December 31, 2001.

(8)    Derivatives and Hedging Activities

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138 ("SFAS No. 133"), which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes. The cumulative effect of adopting SFAS No. 133 was not material to the Company's 2001 consolidated financial statements.

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

The Company's subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purpose of the Company's foreign currency hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies. At September 30, 2002 and December 31, 2001, the Company was party to foreign currency forward contracts, with aggregate notional amounts of approximately $369,800 maturing through April 2003 and $266,900, which matured through June 2002, respectively. Such contracts qualified and were designated as cash flow hedges, and had original maturities of less than twelve months.

In June 2002, the Company entered into two interest rate swap agreements (with a total notional amount of $50,000) that qualified and were designated as fair value hedges in accordance with SFAS 133. The interest rate swap agreements were entered into in order to, among other things, convert a portion of the 8.75% Senior Notes fixed rate debt into floating rate debt. During September 2002, the Company terminated these interest rate swaps and reflected a basis adjustment to the 8.75% Senior Notes for a portion of the cash received of approximately $2,416. Such amount is being amortized and reflected as a component of interest expense over the remaining life of the 8.75% Senior Notes. At December 31, 2001 the Company was not party to any of these types of contracts.

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

Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income (loss), to the extent that such hedges are effective and until the underlying transactions are recognized in earnings, at which time such gains and losses are recognized in the consolidated statement of earnings. Included in other comprehensive income for the three and nine months ended September 30, 2002 were net unrealized losses of $157 after tax ($227 pre-tax) and net unrealized gains of $74 after tax ($145 pre-tax), respectively, all of which are expected to be included in the consolidated statement of earnings within the next twelve months when the underlying transactions are recognized in the consolidated statement of earnings. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period. The Company's practice is to terminate derivative transactions if the underlying asset or liability matures or is sold or terminated, or if the underlying forecasted transaction is no longer deemed to be probable of occurring. The Company's cash flow hedges for the three and nine months ended September 30, 2002 were effective.

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

(9)    Series A Convertible Preferred Stock

The Company's Series A preferred stock is listed on the New York Stock Exchange and is convertible at any time into approximately 0.885 of a share of common stock for each share of preferred stock. These shares vote with the common stock on an as-converted basis and receive a cash dividend, as declared by the Board of Directors, at an annual rate of $2.00 per share, payable quarterly in arrears. Subject to conditions (which had not been met as of September 30, 2002) set forth in the Company's Certificate of Incorporation, as amended, the Series A preferred stock is redeemable at the option of the Company. Under the Company's Certificate of Incorporation, as amended, the Series A preferred stock is redeemable at the option of the Company on or after March 31, 2003 without regard to these conditions. The Series A preferred stock is also subject to mandatory redemption on March 31, 2018 at $50 per share, plus any accrued and unpaid dividends, to the extent these shares remain outstanding. Because it is subject to mandatory redemption, the Series A convertible preferred stock is classified outside of the shareholders' equity section of the consolidated balance sheets. At its date of issuance, the fair value of the Series A preferred stock exceeded its mandatory redemption amount primarily due to the common stock conversion feature. Accordingly, the book value of the Series A preferred stock is reflected in the consolidated balance sheets at its mandatory redemption value. During the first nine months of 2002, the Company repurchased 709,900 shares of the Company's convertible preferred stock at a cost of approximately $25,928, representing a cost of approximately $9,567 below its book value. During the first nine months of 2001, the Company repurchased 488,800 shares of the Company's convertible preferred stock at a cost of approximately $17,364, representing a cost of approximately $7,076 below its book value. This excess of book value over the purchase price of the preferred stock was recorded as an increase to additional paid-in-capital.

(10)    Earnings Per Common Share

The following table sets forth the reconciliation of the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2002 and 2001:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Basic EPS:
Numerator
Net earnings	$66,198	$44,410	$192,748	$118,234
Add: Excess of book value over repurchase price of preferred stock	6,194	3,041	9,567	7,076
Less: Preferred stock dividends	13,306	13,804	40,541	41,362

Net earnings ascribed to common shareholders—basic	$59,086	$33,647	$161,774	$83,948

Denominator
Weighted average common shares outstanding—basic	83,939	83,712	83,901	83,674

Basic earnings per common share(1)	$0.70	$0.40	$1.93	$1.00

Diluted EPS:
Numerator
Net earnings ascribed to common shareholders—basic	$59,086	$33,647	$161,774	$83,948
Less: Excess of book value over repurchase price of preferred stock	6,194	3,041	9,567	7,076
Add: Preferred stock dividends	13,306	—	40,541	—
Add: Dividends associated with repurchased preferred stock	—	125	—	375

Net earnings ascribed to common shareholders—diluted	$66,198	$30,731	$192,748	$77,247

Denominator
Weighted average common shares outstanding—basic	83,939	83,712	83,901	83,674
Effect of conversion of outstanding preferred stock	23,541	—	23,541	—
Effect of conversion of repurchased preferred stock	75	193	398	239

Weighted average common shares outstanding—diluted	107,555	83,905	107,840	83,913

Diluted earnings per common share(2)	$0.62	$0.37	$1.79	$0.92

(1)
The basic earnings per common share calculations for the three months ended September 30, 2002 and 2001 include $0.07 and $0.04 per share gains, respectively, and for the nine months ended September 30, 2002 and 2001 include $0.11 and $0.08 per share gains, respectively, attributable to the repurchase of preferred stock for an amount below its book value. Such gains are not included in the calculations of diluted earnings per common share for the three and nine months ended September 30, 2002 and 2001.

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

See Note 13 for a reconciliation of basic and diluted earnings per common share for the three and nine months ended September 30, 2001 as if SFAS No. 142 were adopted January 1, 2001.

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

In connection with its Chapter 11 filing, New Grace filed an application with the Bankruptcy Court seeking to stay, among others, all actions brought against the Company (including certain of its subsidiaries) related to alleged asbestos liabilities of New Grace and its subsidiaries or alleging fraudulent transfer claims. The court issued an order dated May 3, 2001, which was modified on January 22, 2002, under which all such filed or pending actions against the Company were stayed and all such future actions are stayed upon filing and service on the Company. No further proceedings involving the Company can occur in the actions that have been stayed except upon further order of the Bankruptcy Court. The Company believes that New Grace's filing for reorganization may provide a single forum in which all such claims might be resolved.

Creditors' committees appointed in New Grace's bankruptcy case have sought and received the court's permission to pursue fraudulent transfer claims against the Company and its subsidiary Cryovac, Inc., and against Fresenius, as discussed below. The claims against Fresenius are based upon a 1996 transaction between Fresenius and W. R. Grace & Co.-Conn. Fresenius is not affiliated with the Company. In March 2002, the court ordered that the issues of the solvency of New Grace following the Cryovac Transaction and whether New Grace received reasonably equivalent value in the Cryovac Transaction would be tried on behalf of all creditors of New Grace starting on September 30, 2002. The proceeding is pending in the U.S. Bankruptcy Court for the District of Delaware (Adv. No. 02-02210). The trial date has since been rescheduled for December 2, 2002 in connection with the Cybergenics decision discussed below.

In June 2002, the court permitted the U.S. government to intervene as a plaintiff in the fraudulent transfer proceeding, so that the U.S. government can pursue allegations that remediation expenses at certain sites were underestimated or omitted in the solvency analyses of New Grace that were conducted at the time of the Cryovac Transaction. The court has also permitted New Grace, which asserts that the Cryovac Transaction was not a fraudulent transfer, to intervene in the proceeding. In July 2002, the court issued an interim ruling on the legal standards to be applied in the September 30 hearing, holding, among other things, that, subject to certain limitations, post-1998 claims should be considered in the solvency analysis of New Grace. The Company believes that only claims and liabilities that were known or reasonably should have been known at the time of the 1998 Cryovac Transaction should be considered pursuant to the applicable standard. The Company sought but was denied permission to appeal the interim ruling to the U.S. Third Circuit Court of Appeals. If the Company and Cryovac, Inc. do not prevail at trial, then the Company expects to have the right to appeal the ruling on legal standards after trial. The Company believes that the Cryovac Transaction was not a fraudulent transfer and the Company intends to defend its interests vigorously.

On September 20, 2002, the U.S. Court of Appeals for the Third Circuit issued a ruling in the unrelated case of Official Committee of Unsecured Creditors of Cybergenics Corp. v. Chinery holding that creditors' committees, such as the committees that are pursuing the fraudulent transfer claims against the Company and Cryovac, Inc., lack the legal capacity to assert these claims. As noted above, the trial court postponed the trial, then set to begin on September 30, 2002, to consider how to proceed in light of the Cybergenics ruling. On October 24, 2002, the trial court ordered the trial to proceed with all of the parties as originally configured, that is, with the claims asserted against the Company and Cryovac, Inc., by the creditors' committees and set a new trial date of December 2, 2002. The trial court also granted the parties permission to ask the Third Circuit to hear an immediate appeal of this order, and on October 31, 2002, the Company and Cryovac, Inc., asked the Third Circuit for permission to appeal the order.

The Company does not know how quickly the Third Circuit will act on the request for an immediate appeal or, if such request is granted, how long the appeal process will take and whether the appeal will delay the trial date beyond December 2, 2002. Regardless of when the trial begins, the Company does not know how long the trial will last, although it expects the trial could last several weeks to several months, nor does it know how long after trial the court's trial ruling will be issued.

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

Under accounting principles generally accepted in the United States of America, an accrual for a contingent liability is appropriate only if it is probable that a liability has been incurred and if the amount of the liability can be reasonably estimated. The Company does not believe that either of these conditions has been met with respect to the claims against the Company related to the alleged asbestos liabilities, the fraudulent transfer claims or the Fresenius indemnification matter, all of which are described above. Accordingly, the Company has not made any accrual for these matters as of September 30, 2002. Legal and defense costs in connection with these matters are expensed as incurred as a component of "Other expense, net" in the Company's consolidated statements of earnings. The Company incurred approximately $8,852 in legal and defense costs during the first nine months of 2002, including approximately $5,605 incurred during the third quarter of 2002. The Company incurred approximately $2,598 in legal and defense costs during the first nine months of 2001, including approximately $1,108 incurred during the third quarter of 2001.

During 2001, the Company paid approximately $8,000 unrelated to the asbestos and fraudulent transfer claims described above, which was primarily a result of the Company's guarantee, entered into at the time of the Cryovac Transaction, of certain debt payable by W. R. Grace & Co.-Conn., which filed for reorganization along with New Grace.

Final determinations and accountings under the Transaction Agreements with respect to matters pertaining to the Cryovac Transaction had not been completed at the time of New Grace's Chapter 11 filing. The Company expects to file a claim in the bankruptcy proceeding that will include all of the costs and liabilities that it has incurred or may incur that New Grace agreed to retain or that are subject to indemnification by New Grace under the Transaction Agreements, less certain amounts that the Company is responsible for under the Transaction Agreements. Costs and liabilities for which the Company intends to seek indemnification by New Grace will include certain defense costs related to asbestos and fraudulent transfer litigation and the Fresenius claims, the guaranteed debt paid by the Company described above, any recovery by the creditors of New Grace if the Company or Cryovac, Inc., were not successful in defending against the fraudulent transfer or asbestos claims described above, any recovery by Fresenius if the Company were held liable to indemnify Fresenius and Fresenius were to incur an indemnifiable liability, and any other claims against the Company or any of its subsidiaries as to which New Grace has agreed to indemnify the Company. The Company expects that its claim will be as an unsecured creditor of New Grace. The bankruptcy court has set a bar date of March 31, 2003 for the filing of claims of unsecured creditors of New Grace. It is not currently possible to determine the amount of the Company's claim against New Grace or the amount of the Company's recovery, if any, in the bankruptcy proceeding.

(12)    Acquisitions

During the first nine months of 2002, the Company made acquisitions in exchange for cash in the aggregate amount of approximately $10,465. These acquisitions resulted in goodwill of approximately $4,200. The Company did not acquire or assume any cash or debt of the acquired companies. These acquisitions were not material to the Company's consolidated results of operations and financial position.

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

As of September 30, 2002 and December 31, 2001, the Company had unamortized goodwill in the amount of $1,922,163 and $1,913,000, respectively. Amortization expense related to goodwill was $14,089 and $42,453 for the three and nine months ended September 30, 2001, respectively. Beginning January 1, 2002, in accordance with SFAS No. 142, the Company is no longer recording amortization expense related to goodwill. Although goodwill will no longer be systematically amortized, this standard requires that periodic reviews be conducted to assess whether or not the carrying amount of goodwill may be impaired. Such reviews could result in future write-downs of goodwill which would be reflected as a charge against operating income.

As of September 30, 2002 and December 31, 2001, the Company had identifiable intangible assets with definite useful lives with a gross carrying value of approximately $67,217 and $63,602, respectively, less accumulated amortization of $45,709 and $40,128, respectively. Amortization of identifiable intangible assets was approximately $1,500 and $5,500 for the three and nine months ended September 30, 2002. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization for the twelve months ended December 31, 2002 and the next four succeeding years is approximately $7,300 per year. Such assets are reflected in other assets in the Company's consolidated balance sheets. At September 30, 2002 and December 31, 2001, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142.

The following table sets forth the reconciliation of the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2001 as if SFAS No. 142 were adopted as of January 1, 2001:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2001 As Reported	Add Back: Goodwill Amortization	September 30, 2001 Adjusted	September 30, 2001 As Reported	Add Back: Goodwill Amortization	September 30, 2001 Adjusted
Basic EPS:
Numerator
Net earnings	$44,410	$14,089	$58,499	$118,234	$42,453	$160,687
Add: Excess of book value over repurchase price of preferred stock	3,041	—	3,041	7,076	—	7,076
Less: Preferred stock dividends	13,804	—	13,804	41,362	—	41,362

Net earnings ascribed to common shareholders—basic	$33,647	$14,089	$47,736	$83,948	$42,453	$126,401

Denominator
Weighted average common shares outstanding—basic	83,712	—	83,712	83,674	—	83,674

Basic earnings per common share	$0.40	$0.17	$0.57	$1.00	$0.51	$1.51

Diluted EPS:
Numerator
Net earnings ascribed to common shareholders—basic	$33,647	$14,089	$47,736	$83,948	$42,453	$126,401
Less: Excess of book value over repurchase price of preferred stock	3,041	—	3,041	7,076	—	7,076
Add: Dividends associated with repurchased preferred stock	125	—	125	375	—	375

Net earnings ascribed to common shareholders—diluted	$30,731	$14,089	$44,820	$77,247	$42,453	$119,700

Denominator
Weighted average common shares outstanding—basic	83,712	—	83,712	83,674	—	83,674
Effect of conversion of repurchased preferred stock	193	—	193	239	—	239

Weighted average common shares outstanding—diluted	83,905	—	83,905	83,913	—	83,913

Diluted earnings per common share	$0.37	$0.16	$0.53	$0.92	$0.51	$1.43

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

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS No. 142. SFAS No. 144 requires that long-lived assets to be disposed by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed rather than limiting such discontinuance to a segment of a business. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") and requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The adoption of SFAS 146 is expected to result in delayed recognition for certain types of costs as compared to the provisions of EITF 94-3. SFAS 146 is effective for new exit or disposal activities that are initiated after December 31, 2002, and does not affect amounts currently reported in the Company's consolidated financial statements. SFAS 146 will affect the types and timing of costs included in future restructuring programs, if any, but is not expected to have a material impact on the Company's financial position or results of operations.

Management's Discussion and Analysis of Results of Operations and Financial Condition

Net Sales

Net sales for the third quarter of 2002 increased 8% to $825,816,000 compared with $766,221,000 for the third quarter of 2001, primarily due to higher unit volume for certain products and to a lesser extent, the positive effect of foreign currency translation and the added net sales of acquired businesses, partially offset by unfavorable changes in product price/mix. Excluding the positive effect of foreign currency translation, net sales would have increased 5% for the third quarter of 2002 compared to the respective 2001 period. For the first nine months of 2002, the Company's net sales increased 3% to $2,358,185,000 compared with $2,286,092,000 in the 2001 period primarily due to higher unit volume for certain products and, to a lesser extent, the added net sales of acquired businesses, partially offset by unfavorable changes in product price/mix. Foreign currency translation had a modest unfavorable impact in the first nine months of 2002.

Foreign currency translation had a favorable impact on net sales in the third quarter of 2002 of approximately $19,300,000, primarily due to the strengthening of foreign currencies in Europe compared with the U.S. dollar. For the first nine months of 2002, foreign currency translation had an unfavorable impact of approximately $500,000, primarily due to the weakness of the Argentine peso and the Brazilian real, partially offset by the strengthening of foreign currencies in Europe and the Asia-Pacific region compared with the U.S. dollar.

Net sales from North American operations increased approximately 7% in the third quarter of 2002 and increased approximately 4% in the first nine months of 2002 compared to the respective 2001 periods. The increase in both periods was primarily due to higher unit volume for certain products and, to a lesser extent, the added net sales of acquired businesses, partially offset by unfavorable changes in product price/mix. Substantially all the North American net sales represent net sales from the United States.

Net sales from foreign operations increased approximately 9% in the third quarter of 2002 and increased approximately 3% in the first nine months of 2002 compared to the respective 2001 periods. The increase in the third quarter of 2002 was primarily due to the favorable impact of foreign currency translation and, to a lesser extent, higher unit volume for certain products. Excluding the positive effect of foreign currency translation, net sales from foreign operations would have increased 3% for the third quarter of 2002. The increase in the first nine months of 2002 was primarily due to higher unit volume for certain products. Foreign currency translation had a modest favorable impact in the first nine months of 2002. Net sales from foreign operations in the third quarter and first nine months of 2002 and 2001 totaled approximately 42% of net sales.

Net sales of the Company's food packaging segment, which comprises primarily the Company's Cryovac® food packaging products, constituted 61% of net sales in the third quarter and first nine months of 2002 and 62% and 61% in the third quarter and first nine months of 2001, respectively. Net sales of the Company's protective and specialty packaging segment, which includes the aggregation of the Company's protective packaging products, engineered products and shrink packaging products, all of which products are used principally for non-food packaging applications, constituted the balance of net sales.

Net sales of food packaging products increased 6% in the third quarter of 2002 compared with the third quarter of 2001 and increased 3% in the first nine months of 2002 compared with the first nine months of 2001. The increase in the third quarter of 2002 was primarily due to higher unit volume for certain products and the positive effect of foreign currency translation. The increase in the first nine months of 2002 was primarily due to higher unit volume for certain products. Excluding the positive effect of foreign currency translation, net sales for the food packaging segment would have increased 4% in the third quarter of 2002. Foreign currency translation had a modest unfavorable impact in the first nine months of 2002 for this segment.

Net sales of protective and specialty packaging products increased 10% in the third quarter of 2002 compared with the third quarter of 2001 and increased 3% in the first nine months of 2002 compared with the first nine months of 2001. The increase in the third quarter of 2002 was primarily due to higher unit volume for certain products, the added net sales of acquired businesses and the positive effect of foreign currency translation, partially offset by unfavorable changes in product price/mix. Excluding the positive effect of foreign currency translation, net sales would have increased 8% in the third quarter of 2002. The increase in the first nine months of 2002 was primarily due to the added net sales of acquired businesses and to a lesser extent, higher unit volume for certain products, partially offset by unfavorable changes in product price/mix. Foreign currency translation had a modest favorable impact in the first nine months of 2002 for the protective and specialty packaging segment.

Costs and Margins

Gross profit as a percentage of net sales was 32.0% and 32.9% in the third quarter and first nine months of 2002 compared to 32.6% and 32.0% in the third quarter and first nine months of 2001. The decrease as a percentage of net sales in the third quarter of 2002 compared to the 2001 period was primarily due to certain higher raw material costs and changes in product mix. The increase as a percentage of net sales in the first nine months of 2002 compared to the 2001 period was primarily due to lower raw material costs year over year and cost control measures, partially offset by changes in product mix.

Marketing, administrative and development expenses increased to $136,710,000 in the third quarter of 2002 compared to $126,341,000 in the third quarter of 2001 and increased to $395,803,000 in the first nine months of 2002 compared to $385,185,000 in the first nine months of 2001. Marketing, administrative and development expenses as a percentage of net sales were 16.6% and 16.5% in the third quarter of 2002 and 2001, respectively, and 16.8% in the first nine months of 2002 and 2001.

Beginning January 1, 2002, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, the Company is no longer recording amortization expense related to goodwill. See below under "Recently Issued Statements of Financial Accounting Standards" for a discussion of this new standard. Goodwill amortization expense was $14,089,000 in the third quarter of 2001 and $42,453,000 in the first nine months of 2001.

During 2001, based primarily on weakening economic conditions, especially in the U.S., the Company conducted a review of its business to reduce costs and expenses, simplify business processes and organizational structure, and to refine further the Company's manufacturing operations and product offerings. As a result of such review, which was completed in the fourth quarter of 2001, the Company announced and began implementing a restructuring program that resulted in charges to operations of $32,805,000 for the year ended December 31, 2001. Such charges amounted to $10,001,000 in the first nine months of 2001 and included $7,314,000 of employee termination costs, $656,000 of facility exit costs and $2,031,000 of long-lived asset impairments. The portion of this restructuring charge related to the Company's food packaging segment amounted to $5,855,000, and the portion applicable to the protective and specialty packaging segment amounted to $4,146,000. The Company originally expected to incur $25,518,000 of cash outlays to carry out the restructuring program, of which approximately $13,180,000 has been paid since the inception of the program and includes $7,359,000 paid during the first nine months of 2002. These cash outlays include primarily severance and other personnel-related costs and the costs of terminating lease and other contractual arrangements. During the third quarter of 2002, the Company made a net reduction to the original restructuring provision, resulting in a net credit to the consolidated statement of earnings of $1,348,000. The adjustment to the 2001 Restructuring program liability resulted from completion of certain actions for amounts different than expected, certain headcount reductions obtained through attrition and the reconfiguration of a plan to shut down one of the Company's manufacturing facilities.

In connection with the restructuring, after considering the plan adjustment which occurred during the third quarter of 2002, the Company is eliminating approximately 680 positions. However, with the prospective addition of approximately 239 jobs in connection with the Company's realignment or relocation of certain manufacturing activities, the net reduction in headcount positions is expected to be approximately 441. These 680 positions are from all geographic areas in which the Company does business but are primarily involved in the Company's manufacturing and sales and marketing functions in North America and Europe. Through September 30, 2002, 536 of the 680 positions have been eliminated, and the remaining restructuring actions accrued in 2001, including the disposition of impaired assets, are expected to be substantially completed during 2002, although certain cash outlays, primarily for severance related costs, are expected to continue into future years.

The Company anticipates annual cost savings from this restructuring program of approximately $23,000,000. The cost savings are estimated to be realized at their full year run rate by the end of 2002, once all restructuring actions have been completed, and include the non-cash annual reduction of depreciation expense as a result of the asset impairments discussed above. Although certain cost aspects of the original program have been adjusted, the original cost saving targets have been maintained. The 2001 Restructuring program originally estimated a net headcount reduction of approximately 470. The revised net headcount reduction of approximately 441 excludes approximately 29 positions which were eliminated via attrition.

Operating profit increased 22% in the third quarter of 2002 and 29% in the first nine months of 2002 compared to the respective 2001 periods. These increases were primarily due to increased net sales, the discontinuance of the amortization of goodwill and to the Company incurring restructuring and other charges in the 2001 periods, while recording a restructuring credit in the comparable 2002 periods. Excluding goodwill amortization in the 2001 periods and restructuring and other (credits) charges in the third quarter and first nine months of 2002 and 2001, operating profit would have increased 3% and 9% in the third quarter and first nine months of 2002, respectively. As a percentage of net sales, operating profit for the Company was 15.6% and 13.7% in the third quarter of 2002 and 2001, respectively, and 16.1% and 12.9% in the first nine months of 2002 and 2001, respectively. Excluding the goodwill amortization expense and restructuring and other (credits) charges, operating profit as a percentage of net sales was 15.4% and 16.1% in the third quarter of 2002 and 2001, respectively, and 16.1% and 15.2% of net sales in the first nine months of 2002 and 2001, respectively.

The food packaging segment contributed 58% and 56% of the Company's operating profit in the third quarter of 2002 and 2001, respectively, and 58% and 56% in the first nine months of 2002 and 2001, respectively, before taking into consideration corporate operating expenses (consisting primarily of restructuring and other (credits) charges in 2002 and 2001, and goodwill amortization in 2001). The Company's protective and specialty packaging segment contributed the balance of operating profit.

Interest expense decreased in the third quarter and first nine months of 2002 compared to the 2001 periods primarily due to lower average levels of outstanding debt. The decrease in the third quarter was also due to lower average effective interest rates compared with the third quarter of 2001.

Other expense, net was $3,825,000 and $857,000 for the third quarter of 2002 and 2001, respectively, and $7,611,000 and $12,420,000 for the first nine months of 2002 and 2001, respectively. The increase in the third quarter of 2002 compared to the 2001 period was primarily due to increased legal and defense costs in connection with claims against the Company related to the asbestos and fraudulent transfer claims described below, partially offset by lower net foreign exchange losses. The decrease in the first nine months of 2002 compared to the 2001 period was primarily due to the inclusion in the first nine months of 2001 of a payment of approximately $8,000,000, as a result of the Company's guarantee, entered into at the time of the Cryovac Transaction (defined below), of certain debt payable by W. R. Grace & Co.–Conn., which filed for reorganization along with New Grace (also defined below). This charge was unrelated to the asbestos and fraudulent transfer claims described below. The expense for the first nine months of 2002 includes increased legal and defense costs, as noted above, compared to the 2001 period.

The Company's effective income tax rates were 39.5% and 46.8% in the third quarter of 2002 and 2001, respectively, and 40.5% and 46.8% in the first nine months of 2002 and 2001, respectively. The effective tax rate in 2002 was lower than the third quarter and first nine months of 2001 due primarily to the discontinuance of goodwill amortization in 2002 in accordance with SFAS No. 142. See below under "Recently Issued Statements of Financial Accounting Standards" for a discussion of this new standard. Such rates were higher than the statutory U.S. federal income tax rate in 2002 primarily due to state income taxes and in 2001 primarily due to goodwill amortization not being deductible for tax purposes and, to a lesser extent, state income taxes.

Net Earnings

As a result of the above, net earnings in the third quarter of 2002 increased 49% to $66,198,000 compared to $44,410,000 in the third quarter of 2001, and for the first nine months of 2002 increased 63% to $192,748,000 compared to $118,234,000 in 2001. Excluding goodwill amortization in the third quarter and first nine months of 2001, net earnings in the third quarter of 2002 would have increased 13% to $66,198,000 compared to $58,499,000 in the third quarter of 2001 and in the first nine months of 2002 would have increased 20% to $192,748,000 compared to $160,687,000 in the first nine months of 2001.

Basic and diluted earnings per common share were $0.70 and $0.62, respectively, for the third quarter of 2002 compared to basic and diluted earnings per common share of $0.40 and $0.37, respectively, for the third quarter of 2001. Basic and diluted earnings per common share were $1.93 and $1.79, respectively, for the first nine months of 2002 compared to basic and diluted earnings per common share of $1.00 and $0.92, respectively, for the first nine months of 2001. Excluding goodwill amortization, in the third quarter of 2001, basic and diluted earnings per common share would have been $0.57 and $0.53, respectively, and for the first nine months of 2001, basic and diluted earnings per common share would have been $1.51 and $1.43, respectively.

The basic earnings per common share calculations for the third quarter of 2002 and 2001 include $0.07 and $0.04 per share gains (excess of book value over repurchase price of preferred stock), respectively, and for the first nine months of 2002 and 2001 include $0.11 and $0.08 per share gains, respectively, attributable to the repurchase of preferred stock in the period. To calculate diluted earnings per common share, the excess of book value over the repurchase price of the Company's Series A Preferred Stock of $6,194,000 and $3,041,000 for the third quarter of 2002 and 2001, respectively, and $9,567,000 and $7,076,000 for the first nine months of 2002 and 2001, respectively, is excluded from the calculations.

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

Operating Activities

Net cash provided by operating activities in the first nine months was $207,940,000 in 2002 and $369,537,000 in 2001. The decrease in operating cash flows was primarily due to the Receivables Facility activities in the first nine months of 2002 (described below), as well as changes in operating assets and liabilities in the ordinary course of business, as discussed below under "Changes in Working Capital", partially offset by an increase in net earnings.

Investing Activities

Net cash used in investing activities in the first nine months amounted to $66,413,000 in 2002 and $118,894,000 in 2001. In each year, investing activities consisted primarily of capital expenditures and acquisitions. The decrease in net cash used in these activities in the first nine months of 2002 was due to lower levels of capital expenditures and, to a lesser extent, acquisitions. Capital expenditures in the first nine months were $58,896,000 in 2002 and $109,738,000 in 2001. The decrease in capital expenditures in 2002 was primarily due to lower spending for incremental capacity, as productivity gains were able to accommodate volume growth. The Company currently anticipates that capital expenditures for the year ended December 31, 2002 will be in the range of $80,000,000 to $100,000,000. In 2003, it is anticipated that capital spending for the full year will be in the range of $125,000,000 to $150,000,000. In the first nine months of 2002, cash used to complete acquisitions was $10,465,000 compared to $12,088,000 in 2001. The Company did not acquire or assume cash or debt of the acquired companies in 2002. In the first nine months of 2001, the Company assumed approximately $16,000,000 of debt and did not acquire cash related to its acquisitions.

Financing Activities

Net cash used in financing activities in the first nine months amounted to $65,160,000 in 2002 and $216,318,000 in 2001. The decrease in net cash used in financing activities in the first nine months of 2002 primarily reflects a decrease in net debt repayments of $139,452,000 and a timing difference relating to the payment of dividends on the Company's outstanding Series A convertible preferred stock, partially offset by an increase in cash used to purchase the Company's capital stock. Such timing difference on the dividends arose from the Company's pre-funding in December 2001 of the dividend payable on January 2, 2002. The aggregate dollar amount of that dividend was approximately $13,682,000. The Company currently expects to fund any dividends payable on such preferred stock in 2002 on their payment date, which, once declared, is the first business day of each calendar quarter.

Included in financing activities in the first nine months of 2002 and 2001 are proceeds from the exercise of stock options of $875,000 and $44,000, respectively. These stock options were granted prior to 1998 and were exercised pursuant to plans in which certain employees of the Cryovac packaging business participated. The stock option plans were terminated effective March 31, 1998 in connection with the Cryovac Transaction, except with respect to options that were still outstanding as of such date. No options have been granted since 1997.

Repurchases of Capital Stock

During the first nine months of 2002, the Company repurchased 709,900 shares of its preferred stock at a cost of approximately $25,928,000. During the first nine months of 2001, the Company repurchased 488,800 shares of its preferred stock at a cost of approximately $17,364,000. The average price per share of these repurchases was $36.52 and $35.52 during the first nine months of 2002 and 2001, respectively.

All such purchases were made pursuant to a share repurchase program adopted by the Company's Board of Directors. As of September 30, 2002, the total number of common and preferred shares authorized to be repurchased under this program amounted to the equivalent of approximately 16,977,000 shares of common stock on an as-converted basis, of which approximately 9,557,000 had been repurchased, leaving the equivalent of approximately 7,420,000 shares of common stock on an as-converted basis available for repurchase under the program (such repurchases can be a combination of common stock and preferred stock).

Changes in Working Capital

At September 30, 2002, the Company had working capital of $354,897,000 or 9% of total assets, compared to working capital of $149,372,000, or 4% of total assets, at December 31, 2001.

The increase in working capital in 2002 was primarily due to the following:

  •
  increase of approximately $117,000,000 in notes and accounts receivable primarily due to the Receivables Facility activities (described below), and, to a lesser extent, increased net sales during the third quarter of 2002;

  •
  increase in cash;

  •
  increase in inventory, primarily due to increased raw material prices, as well as certain quantity increases associated with seasonal cycles; and

  •
  decrease in short-term borrowings, primarily due to changes in short-term liquidity requirements, including the refinancing of certain short-term borrowings with long-term debt,

  partially offset by:

  •
  increase in other current liabilities, primarily due to the timing of payments, which included payroll-related costs and the payment of dividends on the Company's outstanding Series A convertible preferred stock, partially offset by a decrease in the restructuring liability due to cash payments of approximately $7,359,000 made during 2002 (Such timing difference on the dividends arose from the Company's pre-funding in December 2001 of the dividend payable on January 2, 2002. The aggregate dollar amount of that dividend was approximately $13,682,000);

  •
  increase in accounts payable, partially due to the timing of payments to vendors and to a lesser extent, the increased levels of inventory, as discussed above; and

  •
  increase in income taxes payable, primarily due to an increase in net earnings, partially offset by the timing of income tax payments.

Current and Quick Ratios

The ratio of current assets to current liabilities (current ratio) was 1.6 at September 30, 2002 and 1.2 at December 31, 2001. The ratio of current assets less inventory to current liabilities (quick ratio) was 1.1 at September 30, 2002 and 0.8 at December 31, 2001.

Accounts Receivable Facility

Under the Company's accounts receivable securitization program (the "Receivables Facility"), the Company's two primary operating subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US) (the "Originators"), sell all of their eligible U.S. accounts receivable to Sealed Air Funding Corporation ("SA Funding Corp."), an indirect wholly-owned subsidiary of the Company. SA Funding Corp. in turn may sell undivided ownership interests in these receivables ("Receivables Interests") to a bank and an issuer of commercial paper administered by that bank (the "ICP"), subject to certain conditions, up to a maximum of $125,000,000 outstanding from time to time.

The scheduled expiration date for the Receivables Facility is December 7, 2004, although the bank's commitment to make purchases of Receivables Interests from SA Funding Corp. expires on December 7, 2002 and is subject to annual renewal with the agreement of the parties. The Company currently does not anticipate renewing the Receivables Facility in December 2002 since a substantial portion of the Company's short-term borrowings have been repaid, and the Company generates strong cash flows from operations. Under certain limited circumstances, none of which had occurred at September 30, 2002, the bank and the ICP can terminate purchases of Receivables Interests prior to these dates. The events that could result in termination include a downgrading of the Company's long-term senior unsecured debt to BB- or below by Standard & Poor's Rating Services ("Standard & Poor's") or Ba3 or below by Moody's Investors Service, Inc. ("Moody's").

During the first nine months of 2002, SA Funding Corp. sold Receivables Interests to the ICP from time to time; however, as of September 30, 2002, neither the bank nor the ICP held any Receivables Interests.

In December 2001, the Originators sold approximately $176,900,000 of their accounts receivable to SA Funding Corp. SA Funding Corp. in turn sold $95,600,000 of Receivables Interests, and this amount was removed from the Company's consolidated balance sheet. These funds were used in part to reduce certain of the Company's outstanding borrowings. SA Funding Corp. retained the remaining $81,300,000 of accounts receivable that it acquired from the Originators. These retained accounts receivable were included in notes and accounts receivable on the Company's consolidated balance sheet at December 31, 2001.

The costs associated with the Receivables Facility are included in other expense, net in the Company's consolidated statement of earnings for the three and nine months ended September 30, 2002. These costs primarily relate to the loss on the sale of the Receivables Interests to the bank or the ICP, which were approximately $53,000 and $409,000 for the three and nine months ended September 30, 2002, respectively, and program and commitment fees and other associated costs, which were approximately $105,000 and $319,000 for the three and nine months ended September 30, 2002, respectively.

The Company considers the Receivables Facility to be an additional source of short-term liquidity.

Outstanding Indebtedness

At September 30, 2002 and December 31, 2001, the Company's total debt outstanding consisted of the amounts set forth on the following table (amounts in thousands of dollars):

	September 30, 2002	December 31, 2001
Short-term borrowings and current portion of long-term debt:
Short-term borrowings	$64,097	$135,548
Current portion of long-term debt	2,093	1,943

Total current debt	66,190	137,491

Long-term debt, less current portion:
Revolving Credit Agreement due March 2003	—	7,539
5.625% Euro Notes due July 2006, less discount of $798 and $844 in 2002 and 2001, respectively	195,058	175,666
8.75% Senior Notes due July 2008, less discount of $3,644 and $3,999 in 2002 and 2001, respectively	298,762	296,001
6.95% Senior Notes due May 2009, less discount of $1,596 and $1,736 in 2002 and 2001, respectively	298,404	298,264
Other	69,249	10,641

Total long-term debt, less current portion	861,473	788,111

Total debt	$927,663	$925,602

In March 2002, the Company refinanced a portion of its short-term borrowings in Australia and New Zealand under an Australian dollar 175,000,000 (approximately U.S. $92,300,000 at the then current exchange rate) dual-currency revolving credit facility that expires on March 12, 2005. This facility was made available to certain of the Company's Australian and New Zealand subsidiaries by a syndicate of banks, and such borrowings are guaranteed by the Company. The amount outstanding under this facility at September 30, 2002 was approximately $59,000,000. Such amount is included in other long-term debt in the table above.

Substantially all the Company's short-term borrowings of $64,097,000 at September 30, 2002 were outstanding under lines of credit available to various of the Company's U.S. and foreign subsidiaries. Amounts available under these credit lines as of September 30, 2002 and December 31, 2001 were approximately $237,000,000 and $326,000,000, respectively, of which approximately $173,000,000 and $190,000,000, respectively, were unused.

At September 30, 2002 and December 31, 2001, the Company had available committed and uncommitted lines of credit of approximately $857,000,000 and $1,046,000,000, respectively, of which approximately $734,000,000 and $903,000,000 respectively, were unused. Such credit lines include amounts available under the 2003 Facility (defined below), the 364-Day Facility (defined below) at December 31, 2001 and other lines of credit available to the Company's subsidiaries. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

The Company's principal revolving credit facility is a multi-year $525,000,000 revolving credit facility due March 30, 2003 (the "2003 Facility"). The Company currently expects to replace the 2003 Facility prior to its expiration. The Company currently anticipates that this replacement facility will be at a lower amount and secured by certain assets of the Company and its subsidiaries. However, the Company currently believes that the replacement of this credit facility is not required to enable the Company to meet its currently anticipated liquidity requirements.

The 2003 Facility provides that the Company and certain of its subsidiaries may borrow for various purposes, including the refinancing of existing debt, the provision of working capital and other general corporate needs, including acquisitions, repurchases of the Company's outstanding common and preferred stock and capital expenditures.

Amounts repaid under the 2003 Facility may be re-borrowed from time to time prior to the expiration or earlier termination of the Facility. As of September 30, 2002, facility fees were payable at the rate of 0.125% per annum under the 2003 Facility on the total amounts available under the credit facility.

The obligations under the 2003 Facility bear interest at floating rates. The floating rates are generally determined by adding the applicable borrowing margin to the interbank rate for the relevant currency and time period. The weighted average interest rate for outstanding borrowings under the 2003 Facility was approximately 4.2% at December 31, 2001. There were no borrowings outstanding under the 2003 Facility as of September 30, 2002.

The 2003 Facility provides for changes in borrowing margins based on the Company's long-term senior unsecured debt ratings and certain financial criteria. The 2003 Facility, the Euro Notes, the 8.75% Senior Notes and the 6.95% Senior Notes impose limitations on the operations of the Company and certain of its subsidiaries. These limitations include, depending upon the debt in question, financial covenants relating to interest coverage and debt leverage as well as restrictions on the incurrence of additional indebtedness, the creation of liens, sale and leaseback transactions, mergers and acquisitions and certain dispositions of assets. The Company and its subsidiaries were in compliance with these requirements as of September 30, 2002.

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

In June 2002, the Company entered into two interest rate swap agreements (with a total notional amount of $50,000,000) that qualified and were designated as fair value hedges in accordance with SFAS 133. The interest rate swap agreements were entered into in order, among other things, to convert a portion of the 8.75% Senior Notes fixed rate debt into floating rate debt. During September 2002, the Company terminated these interest rate swaps and reflected a basis adjustment to the 8.75% Senior Notes for a portion of the cash received of approximately $2,416,000. Such amount is being amortized and reflected as a component of interest expense over the remaining life of the 8.75% Senior Notes. At December 31, 2001 the Company was not party to any of these types of contracts.

Derivative Financial Instruments

At September 30, 2002 and December 31, 2001 the Company was party to foreign currency forward contracts, which did not have a significant impact on the Company's liquidity. For further discussion about these contracts and other financial instruments, see below under "Other Matters—Quantitative and Qualitative Disclosures about Market Risk."

Series A Convertible Preferred Stock

The Company's Series A preferred stock is listed on the New York Stock Exchange and is convertible at any time into approximately 0.885 of a share of common stock for each share of preferred stock. These shares vote with the common stock on an as-converted basis and receive a cash dividend, as declared by the Board of Directors, at an annual rate of $2.00 per share, payable quarterly in arrears. Subject to conditions (which had not been met as of September 30, 2002) set forth in the Company's Certificate of Incorporation, as amended, the Series A preferred stock is redeemable at the option of the Company. Under the Company's Certificate of Incorporation, as amended, the Series A preferred stock is redeemable at the option of the Company on or after March 31, 2003 without regard to these conditions. The Series A preferred stock is also subject to mandatory redemption on March 31, 2018 at $50 per share, plus any accrued and unpaid dividends, to the extent these shares remain outstanding. Because it is subject to mandatory redemption, the Series A convertible preferred stock is classified outside of the shareholders' equity section of the consolidated balance sheets. At its date of issuance, the fair value of the Series A preferred stock exceeded its mandatory redemption amount primarily due to the common stock conversion feature. Accordingly, the book value of the Series A preferred stock is reflected in the consolidated balance sheets at its mandatory redemption value.

Shareholders' Equity

The Company's shareholders' equity was $987,481,000 at September 30, 2002 and $850,152,000 at December 31, 2001. Shareholders' equity increased in 2002 due to the Company's net earnings of $192,748,000, which were partially offset by preferred stock dividends of $40,541,000 and by additional foreign currency translation adjustments of $32,319,000.

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

Interest Rates

From time to time, the Company may use interest rate swaps, collars or options to manage its exposure to fluctuations in interest rates. As noted above, during September 2002, the Company terminated interest rate swaps and reflected a basis adjustment to the 8.75% Senior Notes for a portion of the cash received of approximately $2,416,000. Such amount is being amortized and reflected as a component of interest expense over the remaining life of the 8.75% Senior Notes. At September 30, 2002 and December 31, 2001, the Company had no interest rate swaps, collars or options outstanding.

The fair value of the Company's fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At September 30, 2002, the carrying value of the Company's total debt was $927,663,000 of which approximately $804,500,000 was fixed rate debt. At December 31, 2001, the carrying value of the Company's total debt was $925,602,000 of which $782,517,000 was fixed rate debt.

As of September 30, 2002, the estimated fair value of the Company's total debt, which includes the cost of replacing the Company's fixed rate debt with borrowings at current market rates, was approximately $747,504,000 compared to $889,434,000 at December 31, 2001. A hypothetical 10% decrease in interest rates would result in an increase in the fair value of the total debt balance at September 30, 2002 of approximately $35,700,000.

Foreign Exchange Rates

The Company may use other derivative instruments from time to time, such as: foreign exchange options to manage exposure due to foreign exchange rates; and interest rate and currency swaps to gain access to additional sources of international financing while limiting foreign exchange exposure and limiting or adjusting interest rate exposure by swapping borrowings in one currency for borrowings denominated in another currency. At September 30, 2002 and December 31, 2001, the Company had no foreign exchange options or interest rate and currency swap agreements outstanding.

The Company uses foreign currency forward contracts to fix the amount payable on certain transactions denominated in foreign currencies. The terms of such instruments are generally twelve months or less. At September 30, 2002 and December 31, 2001, the Company had foreign currency forward contracts with an aggregate notional amount of approximately $369,800,000 and $266,900,000, respectively. The estimated fair values of these contracts, which represent the estimated net payments that would be paid or received by the Company in the event of termination of these contracts based on the then current foreign exchange rates, were a net payable of approximately $104,000 and a net receivable of $313,000 at September 30, 2002 and December 31, 2001, respectively.

The Company's foreign subsidiaries had outstanding debt of approximately $326,700,000 and $321,700,000 at September 30, 2002 and December 31, 2001, respectively. Such debt is generally denominated in the functional currency of the borrowing subsidiary. The Company believes that this enables it to better match operating cash flows with debt service requirements and to better match foreign currency-denominated assets and liabilities, thereby reducing its need to enter into foreign exchange contracts.

Commodities

The Company uses various commodity raw material and energy products in conjunction with its manufacturing processes. Generally, the Company acquires such components at market prices and does not use financial instruments to hedge commodity prices. As a result, the Company is exposed to market risks related to changes in commodity prices related to these components.

Controls and Procedures

Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

In connection with its Chapter 11 filing, New Grace filed an application with the Bankruptcy Court seeking to stay, among others, all actions brought against the Company (including certain of its subsidiaries) related to alleged asbestos liabilities of New Grace and its subsidiaries or alleging fraudulent transfer claims. The court issued an order dated May 3, 2001, which was modified on January 22, 2002, under which all such filed or pending actions against the Company were stayed and all such future actions are stayed upon filing and service on the Company. No further proceedings involving the Company can occur in the actions that have been stayed except upon further order of the Bankruptcy Court. The Company believes that New Grace's filing for reorganization may provide a single forum in which all such claims might be resolved.

Creditors' committees appointed in New Grace's bankruptcy case have sought and received the court's permission to pursue fraudulent transfer claims against the Company and its subsidiary Cryovac, Inc., and against Fresenius, as discussed below. The claims against Fresenius are based upon a 1996 transaction between Fresenius and W. R. Grace & Co.-Conn. Fresenius is not affiliated with the Company. In March 2002, the court ordered that the issues of the solvency of New Grace following the Cryovac Transaction and whether New Grace received reasonably equivalent value in the Cryovac Transaction would be tried on behalf of all creditors of New Grace starting on September 30, 2002. The proceeding is pending in the U.S. Bankruptcy Court for the District of Delaware (Adv. No. 02-02210). The trial date has since been rescheduled for December 2, 2002 in connection with the Cybergenics decision discussed below.

In June 2002, the court permitted the U.S. government to intervene as a plaintiff in the fraudulent transfer proceeding, so that the U.S. government can pursue allegations that remediation expenses at certain sites were underestimated or omitted in the solvency analyses of New Grace that were conducted at the time of the Cryovac Transaction. The court has also permitted New Grace, which asserts that the Cryovac Transaction was not a fraudulent transfer, to intervene in the proceeding. In July 2002, the court issued an interim ruling on the legal standards to be applied in the September 30 hearing, holding, among other things, that, subject to certain limitations, post-1998 claims should be considered in the solvency analysis of New Grace. The Company believes that only claims and liabilities that were known or reasonably should have been known at the time of the 1998 Cryovac Transaction should be considered pursuant to the applicable standard. The Company sought but was denied permission to appeal the interim ruling to the U.S. Third Circuit Court of Appeals. If the Company and Cryovac, Inc. do not prevail at trial, then the Company expects to have the right to appeal the ruling on legal standards after trial. The Company believes that the Cryovac Transaction was not a fraudulent transfer and the Company intends to defend its interests vigorously.

On September 20, 2002, the U.S. Court of Appeals for the Third Circuit issued a ruling in the unrelated case of Official Committee of Unsecured Creditors of Cybergenics Corp. v. Chinery holding that creditors' committees, such as the committees that are pursuing the fraudulent transfer claims against the Company and Cryovac, Inc., lack the legal capacity to assert these claims. As noted above, the trial court postponed the trial, then set to begin on September 30, 2002, to consider how to proceed in light of the Cybergenics ruling. On October 24, 2002, the trial court ordered the trial to proceed with all of the parties as originally configured, that is, with the claims asserted against the Company and Cryovac, Inc., by the creditors' committees and set a new trial date of December 2, 2002. The trial court also granted the parties permission to ask the Third Circuit to hear an immediate appeal of this order, and on October 31, 2002, the Company and Cryovac, Inc., asked the Third Circuit for permission to appeal the order.

The Company does not know how quickly the Third Circuit will act on the request for an immediate appeal or, if such request is granted, how long the appeal process will take and whether the appeal will delay the trial date beyond December 2, 2002. Regardless of when the trial begins, the Company does not know how long the trial will last, although it expects the trial could last several weeks to several months, nor does it know how long after trial the court's trial ruling will be issued.

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

Under accounting principles generally accepted in the United States of America, an accrual for a contingent liability is appropriate only if it is probable that a liability has been incurred and if the amount of the liability can be reasonably estimated. The Company does not believe that either of these conditions has been met with respect to the claims against the Company related to the alleged asbestos liabilities, the fraudulent transfer claims or the Fresenius indemnification matter, all of which are described above. Accordingly, the Company has not made any accrual for these matters as of September 30, 2002. Legal and defense costs in connection with these matters are expensed as incurred as a component of "Other expense, net" in the Company's consolidated statements of earnings. The Company incurred approximately $8,852,000 in legal and defense costs during the first nine months of 2002, including approximately $5,605,000 incurred during the third quarter of 2002. The Company incurred approximately $2,598,000 in legal and defense costs during the first nine months of 2001, including approximately $1,108,000 incurred during the third quarter of 2001.

Final determinations and accountings under the Transaction Agreements with respect to matters pertaining to the Cryovac Transaction had not been completed at the time of New Grace's Chapter 11 filing. The Company expects to file a claim in the bankruptcy proceeding that will include all of the costs and liabilities that it has incurred or may incur that New Grace agreed to retain or that are subject to indemnification by New Grace under the Transaction Agreements, less certain amounts that the Company is responsible for under the Transaction Agreements. Costs and liabilities for which the Company intends to seek indemnification by New Grace will include certain defense costs related to asbestos and fraudulent transfer litigation and the Fresenius claims, the guaranteed debt paid by the Company described above, any recovery by the creditors of New Grace if the Company or Cryovac, Inc., were not successful in defending against the fraudulent transfer or asbestos claims described above, any recovery by Fresenius if the Company were held liable to indemnify Fresenius and Fresenius were to incur an indemnifiable liability, and any other claims against the Company or any of its subsidiaries as to which New Grace has agreed to indemnify the Company. The Company expects that its claim will be as an unsecured creditor of New Grace. The bankruptcy court has set a bar date of March 31, 2003 for the filing of claims of unsecured creditors of New Grace. It is not currently possible to determine the amount of the Company's claim against New Grace or the amount of the Company's recovery, if any, in the bankruptcy proceeding.

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

As of September 30, 2002 and December 31, 2001, the Company had unamortized goodwill in the amount of $1,922,163,000 and $1,913,000,000, respectively. Amortization expense related to goodwill was $14,089,000 and $42,453,000 for the third quarter and first nine months of 2001. Beginning January 1, 2002, in accordance with SFAS No. 142, the Company is no longer recording amortization expense related to goodwill. Although goodwill will no longer be systematically amortized, this standard requires that periodic reviews be conducted to assess whether or not the carrying amount of goodwill may be impaired. Such reviews could result in future write-downs of goodwill which would be reflected as a charge against operating income.

As of September 30, 2002 and December 31, 2001, the Company had identifiable intangible assets with definite useful lives with a gross carrying value of approximately $67,217,000 and $63,602,000, respectively, less accumulated amortization of $45,709,000 and $40,128,000, respectively. Amortization of identifiable intangible assets was approximately $1,500,000 and $5,500,000 for the third quarter and first nine months of 2002, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization for the twelve months ended December 31, 2002 and the next four succeeding years is approximately $7,300,000 per year. Such assets are reflected in other assets in the Company's consolidated balance sheets. At September 30, 2002 and December 31, 2001, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142.

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

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS No. 142. SFAS No. 144 requires that long-lived assets to be disposed by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed rather than limiting such discontinuance to a segment of a business. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") and requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The adoption of SFAS 146 is expected to result in delayed recognition for certain types of costs as compared to the provisions of EITF 94-3. SFAS 146 is effective for new exit or disposal activities that are initiated after December 31, 2002, and does not affect amounts currently reported in the Company's consolidated financial statements. SFAS 146 will affect the types and timing of costs included in future restructuring programs, if any, but is not expected to have a material impact on the Company's financial position or results of operations.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its results of operations and financial condition are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP"). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Estimates and assumptions are evaluated on an ongoing basis and are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within Management's Discussion and Analysis of Results of Operations and Financial Condition, as well as in the Notes to the Consolidated Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect the Company's reported and expected financial results.

The Company believes the following accounting policies are critical to its business operations and the understanding of results of operations and affect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

Allowance for Doubtful Accounts—The Company maintains accounts receivable allowances for estimated losses resulting from the inability of its customers to make required payments. Additional allowances may be required if the financial condition of the Company's customers deteriorates.

Commitments and Contingencies—Litigation—On an ongoing basis, the Company assesses the potential liabilities related to any lawsuits or claims brought against the Company. While it is typically very difficult to determine the timing and ultimate outcome of such actions, the Company uses its best judgment to determine if it is probable that it will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, the Company makes estimates of the amount of insurance recoveries, if any. The Company accrues a liability when it believes a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recovery, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that the Company has previously made.

Impairment of Long-Lived Assets—The Company periodically reviews long-lived assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill, in accordance with SFAS No. 142, is reviewed for possible impairment at least annually during the fourth quarter of each fiscal year. A review of goodwill may be initiated prior to conducting the annual analysis if events or changes in circumstances indicate that the carrying value of goodwill may be impaired. Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and possible impairment expense in the Company's consolidated financial statements.

Self-Insurance—The Company retains the obligation for certain claims and losses related to property, casualty, workers' compensation and employee benefit claims. The Company accrues for outstanding reported claims, claims that have been incurred but not reported and projected claims based upon management's estimates of the aggregate liability for uninsured claims using historical experience, insurance company estimates and the estimated trends in claim values. Although management believes it has the ability to adequately project and record estimated claim payments, it is possible that actual results could differ significantly from the recorded liabilities.

Pensions—The Company maintains defined benefit pension plans for certain of its U.S. and non-U.S. employees. The Company accounts for such pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS No. 87"). Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and performance of plan assets. Certain of these assumptions include the discount rate used to measure future obligations, the expected future rate of return on plan assets, the expected rate of future compensation increases and various other actuarial assumptions. Changes to these assumptions could have a significant impact on costs recorded under SFAS No. 87. Under SFAS No. 87, if accumulated benefit obligations ("ABO") exceed the fair market value of plan assets, a pension liability must be recognized that is at least equal to the unfunded ABO. Recognition of an additional minimum liability is required if an unfunded ABO exists and (a) an asset has been recognized as a prepaid pension cost, (b) the liability already recognized as unfunded accrued pension cost is less than the unfunded accumulated benefit obligation, or (c) no accrued or prepaid pension cost has been recognized. The minimum pension liability is reflected by directly adjusting equity. In periods prior to 2002, this was not a factor for the Company since the majority of plans had assets at fair market value which exceeded such plans' accumulated benefit obligations.

Due to the poor performance of financial markets around the world, it is anticipated that the fair market value of plan assets may be at a level which is below certain plans' accumulated benefit obligation. This would result in a charge to shareholders' equity. The annual SFAS No. 87 calculation will be performed by the Company during the fourth quarter of 2002.

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

  •
  the effects of animal and food-related health issues (including BSE ("mad-cow") and foot-and-mouth); and

  •
  changes in domestic or foreign laws or regulations, or governmental or agency actions.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

The information set forth in Part I of this Quarterly Report on Form 10-Q under the caption "Commitments and Contingencies" in Note 11 of the Notes to Consolidated Financial Statements is incorporated herein by reference.

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
99.1	Certification of William V. Hickey, Chief Executive Officer, and David H. Kelsey, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated November 8, 2002.
  (b)
  Reports on Form 8-K

    The Company furnished the following report under Item 9 of Form 8-K during the fiscal quarter ended September 30, 2002:

Date of Report	Disclosures
July 30, 2002	Under Regulation FD Disclosure, the Company reported that the federal court overseeing the W. R. Grace bankruptcy proceeding, which is expected to hear the trial of fraudulent transfer claims against the Company related thereto, issued a ruling on the legal standards applicable to such expected trial. The Company included its statement concerning that ruling in the report.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEALED AIR CORPORATION (Registrant)
Date: November 8, 2002	By:	/s/ Jeffrey S. Warren Jeffrey S. Warren Controller (Authorized Executive Officer and Chief Accounting Officer)

CERTIFICATIONS

I, William V. Hickey, President and Chief Executive Officer, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Sealed Air Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ William V. Hickey William V. Hickey President and Chief Executive Officer

CERTIFICATIONS

I, David H. Kelsey, Vice President and Chief Financial Officer, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Sealed Air Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ David H. Kelsey David H. Kelsey Vice President and Chief Financial Officer

QuickLinks

SEALED AIR CORPORATION AND SUBSIDIARIES Table Of Contents
PART I FINANCIAL INFORMATION SEALED AIR CORPORATION AND SUBSIDIARIES Consolidated Statements of Earnings For the Three and Nine Months Ended September 30, 2002 and 2001 (In thousands of dollars, except for per share data) (Unaudited)
SEALED AIR CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets September 30, 2002 and December 31, 2001 (In thousands of dollars, except share data)
SEALED AIR CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets September 30, 2002 and December 31, 2001 (Continued) (In thousands of dollars, except share data)
SEALED AIR CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2002 and 2001 (In thousands of dollars) (Unaudited)
SEALED AIR CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2002 and 2001 (Continued) (In thousands of dollars) (Unaudited)
SEALED AIR CORPORATION AND SUBSIDIARIES Consolidated Statements of Comprehensive Income For the Three and Nine Months Ended September 30, 2002 and 2001 (In thousands of dollars) (Unaudited)
  Management's Discussion and Analysis of Results of Operations and Financial Condition
  Quantitative and Qualitative Disclosures about Market Risk
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K.
Signature
CERTIFICATIONS
CERTIFICATIONS