Form 10-K
period 2002-12-31
SEALED AIR CORP/DE
filed 2003-03-28
CIK 1012100

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-12139

SEALED AIR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	65-0654331 (I.R.S. Employer Identification Number)
Park 80 East, Saddle Brook, New Jersey (Address of Principal Executive Offices)	07663-5291 (Zip Code)
Registrant's Telephone Number, including Area Code: (201) 791-7600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.10 per share	New York Stock Exchange
Series A Convertible Preferred Stock, par value $0.10 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant on June 28, 2002 was approximately $3,300,000,000.

The number of outstanding shares of the registrant's Common Stock as of March 19, 2003 was 84,360,280.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's definitive proxy statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SEALED AIR CORPORATION AND SUBSIDIARIES
Table Of Contents

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

Segments

The Company operates in two reportable business segments: (i) Food Packaging and (ii) Protective and Specialty Packaging, described more fully below. Information concerning the Company's reportable segments appears in Note 3 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Food Packaging Products

The Company's principal food packaging products are its flexible materials and related systems marketed primarily under the Cryovac® trademark for packaging a broad range of perishable foods. This segment also includes the Company's rigid packaging and absorbent pads. The products in this segment are primarily sold to food processors, distributors and food service businesses.

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

The Company's food packaging equipment offerings include dispensing and loading units to package foods in shrink, vacuum or vacuum skin packages, which can utilize the Company's films and bags; form-fill-seal units to package foods in pouches, which can be made using the Company's films; shrink tunnels; bagging systems; and auxiliary equipment. Systems are marketed to the food processing industry under the Cryovac® trademark and other trademarks. The Company's case ready packaging customers, principally meat and poultry processors, purchase trays and pads (discussed below), specially designed films, and packaging equipment to centrally package meat and poultry products prior to shipment to the supermarket. Case ready packages are virtually ready for the meat case upon arrival at the retail store.

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

Protective and Specialty Packaging Products

The Company's protective and specialty packaging products include its cushioning and surface protection products and certain other products. The Company's protective and specialty packaging products and systems are sold primarily to distributors and manufacturers in a wide variety of industries. The products in this segment enable the end users to provide a high degree of protection in packaging their items by means of cushioning or surface protection, or a combination thereof, as well as void fill.

Cushioning and Surface Protection Products

The Company manufactures and markets Bubble Wrap® and AirCap® air cellular packaging materials, which consist of air encapsulated between two layers of plastic film, each containing a barrier layer to retard air loss, that form a pneumatic cushion to protect products from damage through shock or vibration during shipment. The Company's performance shrink films are sold for product display and merchandising applications under the Cryovac® and Opti® trademarks. These films are used primarily to "shrink-wrap" a wide assortment of industrial and consumer products. The Company's Instapak® polyurethane foam packaging systems (which consist of proprietary blends of polyurethane chemicals, high performance polyolefin films and specially designed dispensing equipment) provide protective packaging for a wide variety of products. CelluPlank® plank foams and Stratocell® laminated polyethylene foams are generally sold by the Company to fabricators and converters. The Company also manufactures thin polyethylene foams in roll and sheet form under the trademarks Cell-Aire® and Cellu-Cushion®. Korrvu® packaging is the Company's suspension and retention packaging offering. The Company's insulation products are made with foil-faced air cellular materials. The Company also offers sterilized medical bags and films for use with medical products.

The Company manufactures and markets Jiffy® protective mailers and other durable mailers and bags that are made in several standard sizes and are used for mailing or shipping a wide variety of items. The Company's protective mailers include lightweight, tear-resistant mailers marketed under various trademarks, including Jiffylite® and Mail Lite®, lined with air cellular cushioning material. These products also include the widely used Jiffy® padded mailers made from recycled kraft paper padded with macerated recycled newspaper. The Company's durable mailers and bags, which are produced from multi-layered polyolefin film, are lightweight, water-resistant and puncture-resistant and are available in tamper-evident varieties. These mailers and bags are marketed under a number of trademarks, including the ShurTuff®, Trigon®, Lab Pak®, Keepsafe® and Tuffgard® trademarks. The Company also manufactures and sells paper packaging products under the trademarks Kushion Kraft®, Custom Wrap™, Jiffy Packaging™ and Void Kraft™.

The Company offers inflatable packaging systems, including its Fill-Air™ system, which converts rolls of polyethylene film into continuous perforated chains of air-filled cushions, and its Rapid Fill® system, which consists of a compact, portable inflator and self-sealing inflatable plastic bags. The Company produces and markets converting systems that convert certain of the Company's packaging materials, including air cellular cushioning materials, thin polyethylene foam and paper packaging materials, into sheets of a pre-selected size and quantity or, for the Company's recycled kraft paper, into paper dunnage material. The Company also offers its Shanklin® shrink packaging machinery, as well as certain other shrink packaging equipment models.

Other Products

The Company manufactures and sells a number of other products, including specialty adhesive tapes, solar collectors and covers for swimming pools, and certain products related to the elimination and neutralization of static electricity. Also, the Company manufactures recycled kraft paper as well as loose-fill polystyrene packaging.

Foreign Operations

The Company operates in the United States and in 49 other countries, and its products are distributed in those countries as well as in other parts of the world. In maintaining its foreign operations, the Company is exposed to risks inherent in such operations, including those of currency fluctuations. Information on currency exchange risk appears in Part II, Item 7A of this Annual Report on Form 10-K, which information is incorporated herein by reference. Financial information about geographic areas, including net sales and total long-lived assets, for each of the years in the three-year period ended December 31, 2002 appears in Note 3 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Marketing, Distribution and Customers

The Company employs over 2,500 sales and marketing personnel in the countries in which it operates, who market the Company's products through a large number of distributors, fabricators and converters, as well as directly to end users (including food processors, food service businesses, and manufacturers).

To support its food packaging customers, the Company has food science laboratories in a number of locations that assist customers in identifying the appropriate food packaging materials and systems to meet their needs. The Company also offers customized graphic design services to its food packaging and mailer customers.

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

The Company has no material long-term contracts for the distribution of its products. In 2002, no customer or affiliated group of customers accounted for 10% or more of the Company's consolidated net sales.

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

The Company's protective and specialty packaging products compete with similar products made by other manufacturers and with a number of other packaging materials that are used to provide protection against damage to the packaged product during its shipment and storage. Competitive materials include various forms of paper packaging products, expanded plastics, corrugated die cuts, loosefill packaging materials, strapping, envelopes, reinforced bags, boxes and other containers, and various corrugated materials. The Company's Instapak® packaging and its plank and laminated foam products also compete with various types of molded foam plastics, fabricated foam plastics and mechanical shock mounts and with wood blocking and bracing systems. The Company believes that it is one of the leading suppliers of air cellular cushioning materials containing a barrier layer, shrink films for industrial and commercial applications, protective mailers, polyethylene foam and polyurethane foam packaging systems in the principal geographic areas in which it sells these products.

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

Product Development

The Company maintains a continuing effort to develop new products and improvements to its existing products and processes as well as new packaging and non-packaging applications for its products. From time to time, the Company also acquires new packaging designs or techniques developed by others that it believes to be promising and commercializes them. The Company has joint research and development projects combining the technical capabilities of its food packaging operations and its protective and specialty packaging operations. The Company incurred expenses of $59,283,000 related to Company-sponsored research and development in 2002, compared with $55,779,000 during 2001, and $54,264,000 during 2000.

Patents and Licenses

The Company is the owner or licensee of a number of United States and foreign patents and patent applications that relate to certain of its products, manufacturing processes and equipment. The Company believes that patents, licenses and trademarks collectively provide a competitive advantage. Neither of the Company's reportable segments, however, is dependent upon any single patent or license alone. Rather, the Company believes that its success depends primarily on its marketing, engineering and manufacturing skills and on its ongoing research and development efforts. The Company believes that the expiration or unenforceability of any of such patents, applications or licenses would not be material to the Company's business or financial position.

Environmental Matters

The Company, like other manufacturers, is subject to various laws, rules and regulations in the countries, jurisdictions and localities in which it operates covering the discharge of materials into the environment, standards for the treatment, storage and disposal of solid and hazardous wastes or otherwise relating to the protection of the environment. The Company reviews the effects of environmental laws and regulations on its operations and believes that compliance with current environmental laws and regulations has not had a material effect on the Company's capital expenditures or financial position.

In some jurisdictions in which the Company's packaging products are sold or used, laws and regulations have been adopted or proposed that seek to regulate, among other things, recycled or reprocessed content and sale or disposal of packaging materials. In addition, customer demand for packaging materials that are viewed as being "environmentally responsible" and that minimize the generation of solid waste continues to evolve. While these issues can be a competitive factor in the marketplace for packaging materials, the Company maintains programs designed to comply with these laws and regulations, to monitor their evolution, and to meet such customer demand.

The Company also supports its customers' interests in eliminating waste by offering or participating in collection programs for certain of the Company's products or product packaging and for materials used in certain of the Company's products. When possible, materials collected through these programs are reprocessed and either reused in the Company's protective packaging operations or offered to other manufacturers for use in other products.

Employees

At December 31, 2002, the Company had approximately 17,900 employees worldwide.

Available Information

The Company's Internet address is www.sealedair.com. The Company makes available, free of charge, on or through its web site at www.sealedair.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Item 2. Properties

The Company's food packaging products are produced in 50 manufacturing facilities (14 in North America, 15 in Europe, 9 in Latin America, 11 in the Asia Pacific region, and 1 in South Africa). Protective and specialty packaging products are produced in 87 manufacturing facilities (35 in North America, 26 in Europe, 10 in Latin America, 14 in the Asia Pacific region, and 2 in South Africa). A number of the Company's manufacturing facilities serve both segments. The Company occupies other facilities containing sales, distribution, technical, warehouse or administrative functions at a number of locations in the United States and in various foreign countries.

In the United States, the Company's food packaging products are manufactured at facilities in Indiana, Iowa, Mississippi, Missouri, New York, North Carolina, Pennsylvania, South Carolina and Texas. Its protective and specialty packaging products are manufactured at facilities in California, Connecticut, Illinois, Indiana, Massachusetts, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Texas and Washington. Because of the light but bulky nature of the Company's air cellular, polyethylene foam and protective mailer products, significant freight savings are realized by locating manufacturing facilities for these products near customers. To realize the benefit of such savings, the Company has facilities for manufacturing these products in various locations in proximity to customers.

The Company owns the large majority of its manufacturing facilities on a worldwide basis (including its largest plants). Certain of these facilities are subject to secured or other financing arrangements. The Company also leases sites for warehouse and office needs, as well as for the balance of its manufacturing facilities (generally smaller sites). The Company's manufacturing facilities are usually located in general purpose buildings in which the Company's specialized machinery for the manufacture of one or more products is contained. The Company believes that its manufacturing, warehouse and office facilities are well maintained, suitable for their purposes, and adequate for the Company's needs.

Item 3. Legal Proceedings

The information set forth in Part II, Item 7 of this Annual Report on Form 10-K under the captions "Other Matters — Cryovac Transaction" and "Other Matters — Contingencies Related to the Cryovac Transaction" in Management's Discussion and Analysis of Results of Operation and Financial Condition is incorporated herein by reference.

At December 31, 2002, the Company was a party to, or otherwise involved in, several federal, state and foreign government environmental proceedings and private environmental claims for the cleanup of "Superfund" sites (from the Comprehensive Environmental Response, Compensation, and Liability Act of 1980) or other sites. The Company may have potential liability for investigation and clean up of certain of such sites. It is the Company's policy to accrue for environmental cleanup costs if it is probable that a liability has been incurred and if an amount which is within the estimated range of the costs associated with various alternative remediation strategies is reasonably estimable, without giving effect to any possible future insurance proceeds. As assessments and cleanups proceed, these liabilities are reviewed periodically and adjusted as additional information becomes available. At December 31, 2002, such environmental related provisions were not material. While it is often difficult to estimate potential liabilities and the future impact of environmental matters, based upon the information currently available to the Company and its experience in dealing with such matters, the Company believes that its potential future liability with respect to such sites is not material to the Company's results of operations or consolidated financial position.

The Company is also involved in various other legal actions incidental to its business. Company management believes, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on the Company's consolidated results of operations or consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2002.

Executive Officers of the Registrant

The information appearing in the table below sets forth the current position or positions held by each executive officer of the Company, his or her age as of March 15, 2003, the year in which he or she was first elected to the position currently held with the Company or with old Sealed Air (as indicated in the footnote to the table), and the year in which he or she was first elected an officer of the Company or of old Sealed Air (as indicated in the footnote to the table).

All of the Company's officers serve at the pleasure of the Board of Directors. All officers have been employed by the Company or its subsidiaries for more than five years except for Mr. Kelsey, who was elected Vice President and Chief Financial Officer of the Company effective January 1, 2002. Previously, Mr. Kelsey was, since 1998, Vice President and Chief Financial Officer of Oglebay Norton Company, a public company that mines, processes, transports and markets aggregates and industrial minerals, and prior to that, Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Host Communications, Inc., then a privately-held communications firm. There are no family relationships among any of the Company's officers or directors.

Name and Current Position	Age as of March 15, 2003	First Elected to Current Position*	First Elected An Officer*
William V. Hickey President, Chief Executive Officer and Director	58	2000	1980
Robert A. Pesci Senior Vice President	57	1997	1990
David H. Kelsey Vice President and Chief Financial Officer	52	2002	2002
Jonathan B. Baker Vice President	50	1994	1994
James A. Bixby Vice President	59	1990	1990
Mary A. Coventry Vice President	49	1994	1994
James P. Mix Vice President	51	1994	1994
Manuel Mondragón Vice President	53	1999	1999
Carol Lee O'Neill Vice President	39	2002	2002
J. Stuart K. Prosser Vice President	57	1999	1999
Abraham N. Reichental Vice President	46	1994	1994
Hugh L. Sargant Vice President	54	1999	1999
Fred Smagorinsky Vice President	43	2001	2001
James Donald Tate Vice President	51	2001	2001
H. Katherine White Vice President, General Counsel and Secretary	57	2003	1996
Tod S. Christie Treasurer	44	1999	1999
Jeffrey S. Warren Controller	49	1996	1996

* All persons listed in the table who were first elected officers before 1998 were executive officers of old Sealed Air prior to the Cryovac Transaction. Mr. Hickey was first elected President of the Company in 1996, first elected Chief Executive Officer in 2000 and first elected a director in 1999. Ms. White was first elected Vice President in 2003, first elected General Counsel in 1998, and first elected Secretary in 1996.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is listed on the New York Stock Exchange (trading symbol: SEE). The table below sets forth the quarterly high and low sales prices of the Common Stock for 2001 and 2002 as reported in the New York Stock Exchange composite listing. No dividends were paid on the Common Stock in either year. The Company does not currently intend to begin paying dividends on its Common Stock. As of March 19, 2003, there were approximately 9,061 holders of record of the Company's Common Stock.

The Company's Series A Convertible Preferred Stock is also listed on the New York Stock Exchange (trading symbol: SEE PrA). The table below sets forth the quarterly high and low sales prices for the Series A Preferred Stock for 2001 and 2002 as reported in the New York Stock Exchange composite listing. Quarterly dividends of $0.50 per share were paid on the Preferred Stock in each year. As of March 19, 2003, there were approximately 7,349 holders of record of the Preferred Stock.

Common Stock

2001	High	Low
First Quarter	$41.80	$28.80
Second Quarter	$44.88	$30.42
Third Quarter	$41.64	$31.93
Fourth Quarter	$47.10	$35.30
2002	High	Low
First Quarter	$48.39	$36.20
Second Quarter	$48.38	$39.11
Third Quarter	$40.68	$13.29
Fourth Quarter	$38.99	$12.70

Preferred Stock

2001	High	Low
First Quarter	$42.50	$30.88
Second Quarter	$46.25	$33.83
Third Quarter	$43.70	$34.50
Fourth Quarter	$47.00	$38.00
2002	High	Low
First Quarter	$46.58	$37.20
Second Quarter	$46.96	$39.10
Third Quarter	$40.88	$17.20
Fourth Quarter	$43.20	$18.30

The information set forth in Part III, Item 12 of this Annual Report on Form 10-K under the caption "Equity Compensation Plan Information as of December 31, 2002" is incorporated herein by reference.

Item 6. Selected Financial Data(1)

(In thousands of dollars, except per share data)

	2002(2)	2001	2000	1999	1998
Consolidated Statement of Operations Data:
Net sales	$3,204,256	$3,067,482	$3,067,714	$2,931,853	$2,580,207
Gross profit	1,057,613	990,287	1,035,304	1,028,722	868,736
Operating profit(3)	516,386	387,391	468,463	452,192	259,332
(Loss) earnings before income taxes	(391,933)	297,452	413,429	395,653	198,947
Net (loss) earnings	(309,069)	156,697	225,319	211,461	73,007
Series A convertible preferred stock dividends(4)	53,845	55,024	64,266	71,422	53,921
(Loss) earnings per common share(5)
Basic	$(4.20)	$1.30	$2.47	$1.69	$0.04
Diluted	$(4.30)	$1.22	$1.93	$1.68	$0.02
Consolidated Balance Sheet Data:
Working capital (net liability) net asset(6)	$(96,496)	$149,372	$202,512	$221,130	$309,624
Total assets(6)	4,260,766	3,907,909	4,090,882	3,887,583	4,066,982
Long-term debt, less current portion(6)	868,030	788,111	944,453	665,116	996,526
Series A convertible preferred stock(4)	1,327,005	1,366,154	1,392,373	1,761,662	1,791,093
Total shareholders' equity	$812,960	$850,152	$753,129	$551,030	$437,045
Other Data:
EBIT(7)	$(326,618)	$373,850	$477,942	$453,779	$252,576
Depreciation and amortization(3)	164,955	220,616	219,641	223,399	195,954
EBITDA(7)	(161,663)	594,466	697,583	677,178	448,530
Capital expenditures	$91,625	$146,277	$114,197	$75,080	$82,408

(1)
The Selected Financial Data include the operations of the Cryovac packaging business ("Cryovac") for all periods presented. The operating results, cash flows, assets and liabilities of old Sealed Air are included for all periods subsequent to March 31, 1998, the date of the Cryovac Transaction. See Note 18 to the Consolidated Financial Statements.

(2)
In November 2002, the Company reached an agreement in principle with the appropriate parties to resolve all current and future asbestos-related claims made against it and its affiliates in connection with the Cryovac Transaction. The settlement will also resolve the fraudulent transfer claims, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies, made against the Company in connection with the Cryovac Transaction. Due to the above settlement, the Company recorded a pre-tax charge of $850,118 in the consolidated statement of operations in 2002, which resulted in the Company's net loss for the year ended December 31, 2002. See Note 18 to the Consolidated Financial Statements.

(3)
Beginning January 1, 2002, in accordance with Statement of Financial Accounting Standards No. 142, the Company ceased recording amortization expense related to goodwill. Goodwill amortization expense was $57,005 in 2001, $51,776 in 2000, $49,404 in 1999 and $36,062 in 1998. See Note 19 to the Consolidated Financial Statements.

(4)
The Series A convertible preferred stock pays a cash dividend at an annual rate of $2.00 per share, payable quarterly in arrears when and as declared by the Board of Directors, and is subject to mandatory redemption on March 31, 2018 at $50.00 per share, plus any accrued and unpaid dividends, to the extent that it then remains outstanding. Dividends of $0.50 per share have been declared and paid for each quarter since July 1, 1998.

(5)
Prior to the Cryovac Transaction, Cryovac did not have a separately identifiable capital structure upon which a calculation of earnings per common share could be based. In calculating basic and diluted earnings per common share for 1998, retroactive recognition was given to the various actions undertaken in connection with the Cryovac Transaction for the period prior to March 31, 1998.

(6)
In December 2001, the Company and certain of its U.S. subsidiaries entered into a U.S. accounts receivable securitization program (the "Receivables Facility") and sold $95,600 of such interests in U.S. accounts receivable to the financial institutions participating in such Facility. This amount was removed from the consolidated balance sheet and used to pay down certain of the Company's outstanding borrowings. As of December 31, 2002, such financial institutions held no interests in accounts receivable. See Note 4 to the Consolidated Financial Statements.

(7)
EBIT is defined as (loss) earnings before interest expense and provisions for income taxes. EBITDA is defined as EBIT plus depreciation and amortization. The Company's management believes that EBIT and EBITDA are of interest to investors as frequently used measures of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. EBIT and EBITDA do not purport to represent net earnings or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements or as indicators of the Company's performance. The Company's definitions of EBIT and EBITDA may not be comparable with similarly-titled measures used by other companies. EBIT and EBITDA are among the indicators used by the Company's management to measure the performance of the Company's operations and are also among the criteria upon which performance based compensation may be based. The following is a reconciliation of net cash provided by operating activities to EBIT and EBITDA:

	2002	2001	2000	1999	1998
Net cash provided by operating activities	$323,939	$578,693	$329,413	$430,354	$411,646
Adjustment for items included in cash provided by operating activities but excluded from the calculation of EBITDA and EBIT:
Amortization of bond discount	(744)	(561)	(318)	(169)	—
Non-cash portion of restructuring and other charges (credits)	—	(7,287)	1,247	—	(44,175)
Non-cash portion of asbestos settlement	(321,480)	—	—	—	—
Deferred tax provisions	257,208	9,083	(20,361)	(19,358)	(24,022)
Net loss (gain) on disposals of property and equipment	(136)	237	(594)	(149)	(1,980)
Changes in operating assets and liabilities, net of businesses acquired	(402,901)	(202,852)	135,573	24,182	(72,508)
Interest expense	65,315	76,398	64,513	58,126	53,629
Income tax (benefit) expense	(82,864)	140,755	188,110	184,192	125,940

EBITDA	$(161,663)	$594,466	$697,583	$677,178	$448,530
Less: depreciation and amortization	(164,955)	(220,616)	(219,641)	(223,399)	(195,954)

EBIT	$(326,618)	$373,850	$477,942	$453,779	$252,576

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Net Sales

The principal factors affecting changes in net sales in the three years ended December 31, 2002 were changes in unit volume (including the added net sales of acquired businesses), changes in product mix and average selling prices and foreign currency translation.

Net sales in 2002 increased 4% to $3,204,256,000 compared with $3,067,482,000 for 2001, which were essentially even compared with $3,067,714,000 in 2000.

The increase in net sales in 2002 was primarily due to higher unit volume for certain products and, to a lesser extent, the added net sales of acquired businesses, partially offset by unfavorable changes in product price/mix. Foreign currency translation had a modestly favorable impact of approximately $17,000,000 in 2002.

Net sales in 2001 were essentially even compared to 2000 due to the net effect of added net sales of acquired businesses, offset by lower unit volume for certain products and the negative effect of foreign currency translation. Foreign currency translation had an unfavorable impact of approximately $75,000,000 in 2001. Excluding the negative effect of foreign currency translation, net sales would have increased 2% compared to 2000.

The favorable impact of foreign currency translation on net sales in 2002 was primarily due to the strengthening of foreign currencies in Europe and the Asia-Pacific region compared with the U.S. dollar, partially offset by the weakness of the Argentine peso and the Brazilian real. The unfavorable impact of foreign currency translation on net sales in 2001 was primarily due to the weakness of foreign currencies in the Asia-Pacific region, Europe and Latin America compared with the U.S. dollar.

Net sales from operations in the United States represented approximately 55% of net sales in each of 2002, 2001 and 2000. Net sales from U.S. operations increased approximately 5% in 2002 to $1,758,761,000 compared with $1,680,204,000 for 2001. This increase was primarily due to higher unit volume for certain products and, to a lesser extent, the added net sales of acquired businesses, partially offset by unfavorable changes in product price/mix. Net sales from U.S. operations in 2001 decreased approximately 1% to $1,680,204,000 compared to $1,689,467,000 in 2000. This decrease was primarily due to lower unit volume for certain products, partially offset by the added net sales of acquired businesses.

Net sales from foreign operations increased approximately 4% in 2002 to $1,445,495,000 compared with $1,387,278,000 for 2001 primarily due to higher unit volume for certain products and, to a lesser extent, approximately $17,000,000 from the favorable impact of foreign currency translation discussed above. Excluding the positive effect of foreign currency translation, net sales from foreign operations would have increased 3% compared to 2001. Net sales from foreign operations increased 1% in 2001 to $1,387,278,000 compared with $1,378,247,000 in 2000 due primarily to the added net sales of acquired businesses, partially offset by the negative effect of foreign currency translation of approximately $75,000,000 discussed above. Excluding the negative effect of foreign currency translation, net sales from foreign operations would have increased 6% compared to 2000.

Net sales of the Company's food packaging segment, which consists primarily of the Company's Cryovac® food packaging products, constituted 61% of net sales in each of 2002 and 2001, and 60% in 2000. Net sales of the Company's protective and specialty packaging segment, which includes the aggregation of the Company's protective packaging products, engineered products and shrink packaging products, all of which are used principally for non-food packaging applications, constituted the balance of net sales.

Food Packaging Segment Sales

Net sales of food packaging products increased 4% in 2002 to $1,958,078,000 compared to $1,880,281,000 in 2001 and increased 2% in 2001 compared to $1,837,294,000 in 2000. The increase in 2002 was primarily due to higher unit volume for certain products. Foreign currency translation had a modestly favorable impact on this segment of approximately $10,000,000 in 2002. The increase in 2001 was due to the added net sales of acquired businesses and, to a lesser extent, higher average selling prices and higher unit volume for certain products, partially offset by approximately $50,000,000 from the negative effect of foreign currency translation. Excluding this negative effect of foreign currency translation, net sales would have increased 5% in 2001 compared to 2000. Early in 2001, this segment experienced disruptions due to reductions in meat supply caused by an outbreak of foot-and-mouth disease and declines in beef consumption resulting from concerns over bovine spongiform encephalopathy (BSE or "mad-cow" disease), principally in Europe. As these concerns abated in the third and fourth quarters of 2001, supply and consumption returned to more normal levels.

Among the classes of products in the food packaging segment, in 2002 net sales of flexible packaging materials and related systems increased 4% to $1,657,185,000 compared with $1,592,142,000 for 2001, which were essentially even compared with $1,599,230,000 in 2000. Net sales increased in 2002 primarily due to higher unit volume for certain products. Foreign currency translation had a modestly favorable impact of approximately $6,000,000 in 2002 for flexible materials and related systems. Net sales of these products in 2001 were flat compared to 2000 due to the net effect of higher average selling prices for certain flexible packaging materials, and to a lesser extent, the added net sales of acquired businesses, offset by approximately $44,000,000 from the negative effect of foreign currency translation. Excluding this negative effect of foreign currency translation, net sales of flexible packaging materials and related systems would have increased 2% in 2001.

Net sales of rigid packaging and absorbent pads increased 4% to $300,893,000 in 2002 compared with $288,139,000 for 2001 and increased 21% in 2001 compared with $238,064,000 in 2000. The increase in net sales in these products in 2002 was primarily due to favorable changes in product price/mix, and to a lesser extent, a favorable impact of foreign currency translation of approximately $4,000,000. Excluding the positive effect of foreign currency translation, net sales of rigid packaging and absorbent pads would have increased 3% in 2002. The increase in 2001 was primarily due to the added net sales of the Dolphin Packaging business, which was acquired in 2000, and other smaller businesses, and to a lesser extent, higher unit volume for certain products, partially offset by a negative effect of foreign currency translation of approximately $6,000,000. Excluding the negative effect of foreign currency translation, net sales of rigid packaging and absorbent pads would have increased 23% in 2001.

Protective and Specialty Packaging Segment Sales

Net sales of protective and specialty packaging products increased 5% to $1,246,178,000 in 2002 compared with $1,187,201,000 in 2001 but decreased 4% in 2001 compared with $1,230,420,000 in 2000. The increase in 2002 was primarily due to higher unit volume for certain products and the added net sales of acquired businesses, partially offset by unfavorable changes in product price/mix. Foreign currency translation had a modestly favorable impact in 2002 of approximately $7,000,000 for the protective and specialty packaging segment. The decrease in net sales in 2001 was due primarily to lower unit volume for certain products due to the recessionary environment and, to a lesser extent, approximately $25,000,000 from the negative effect of foreign currency translation, partially offset by the added net sales of acquired businesses. Excluding this negative effect of foreign currency translation, net sales would have decreased 2% in 2001.

Costs and Margins

Gross profit as a percentage of net sales was 33.0% in 2002, 32.3% in 2001 and 33.7% in 2000. The increase in 2002 compared to 2001 was primarily due to higher unit volumes in both reportable business segments. The decrease in 2001 was primarily due to lower sales volume of certain protective and specialty packaging products as well as changes in product mix compared to the 2000 period and was partially offset by lower costs for certain raw materials.

Marketing, administrative and development expenses increased 6% in 2002 but declined 1% in 2001. The increase in 2002 was primarily due to higher expenses for certain corporate projects, insurance costs, the effects of businesses acquired and the impact of foreign currency translation. The decline in 2001 was attributable to cost control measures and the impact of foreign currency translation. Marketing, administrative and development expenses as a percentage of net sales were 16.9% in 2002, 16.7% in 2001 and 16.8% in 2000.

Beginning January 1, 2002, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, the Company ceased recording goodwill amortization expense in its consolidated statement of operations. Goodwill amortization expense was $57,005,000 in 2001 and $51,776,000 in 2000. The increase in 2001 compared to 2000 was due to acquisitions. See below under "Recently Issued Statements of Financial Accounting Standards" for a discussion of this new standard.

2001 Restructuring Program

During 2001, based primarily on weakening economic conditions, especially in the U.S., the Company conducted a review of its business to reduce costs and expenses, simplify business processes and organizational structure, and to refine further the Company's manufacturing operations and product offerings. As a result of such review, which was completed in the fourth quarter of 2001, the Company announced and began implementing a restructuring program that resulted in charges to operations of $32,805,000 for 2001. Such charges included the following:

Year Ended December 31, 2001
Employee termination costs	$23,877,000
Facility exit costs	1,641,000
Long-lived asset impairments	7,287,000

Total	$32,805,000

The portion of this restructuring charge related to the Company's food packaging segment was $21,116,000 and the portion applicable to the protective and specialty packaging segment was $11,689,000.

The Company originally expected to incur $25,518,000 of cash outlays to carry out this restructuring program. Such cash outlays included primarily severance and other personnel-related costs as well as lease and other contractual arrangement termination costs. As of December 31, 2002, the Company had made total cash payments of approximately $17,600,000, of which approximately $11,779,000 were made in 2002 and $5,821,000 were made in 2001. The cash restructuring liability recorded in 2001 of $25,518,000 was adjusted in 2002 for a net credit of $1,348,000, discussed below. After such cash outlays and the net credit, the restructuring liability at December 31, 2002 was $6,570,000, representing cash outlays expected to be made in 2003 and future years, primarily for severance-related costs. The 2001 restructuring program was substantially completed at December 31, 2002.

The long-lived asset impairment of $7,287,000 included the following write-downs and write-offs:

Year Ended December 31, 2001
Property, plant and equipment	$3,877,000
Goodwill	3,342,000
Certain other long-lived assets	68,000

Total	$7,287,000

These long-lived asset impairments related to decisions to rationalize and realign production of certain small product lines and to close several manufacturing and warehouse facilities in North America, Europe, South Africa and the Asia Pacific region. The annual reduction of depreciation and amortization expense as a result of such asset impairments was $365,000. The Company has disposed of all of the above property, plant and equipment.

During 2002, the Company made an adjustment to the original 2001 restructuring provision, resulting in a net credit to the consolidated statement of operations of $1,348,000. The portion of this net credit related to the Company's food packaging segment amounted to a credit of $2,957,000, while the portion applicable to the protective and specialty packaging segment amounted to a charge of $1,609,000. Such adjustment resulted from the completion of certain actions for amounts different than expected, certain headcount reductions obtained through attrition, and the revision of a plan to shut down one of the Company's manufacturing facilities.

As a result of the 2002 adjustments to the 2001 restructuring program, the Company now expects a net reduction in headcount of approximately 440 positions. This program originally estimated a net headcount reduction of approximately 470. The revised net headcount reduction was reduced by approximately 30 positions that were eliminated by attrition. This net reduction consists of the elimination of 677 positions from all geographic areas in which the Company does business but primarily from its manufacturing, sales and marketing functions in North America and Europe. As of December 31, 2002, 657 of these 677 positions had been eliminated. The Company also anticipates the addition of 237 positions in connection with its realignment or relocation of certain manufacturing activities.

The Company estimates that approximately $23,000,000 in annualized cost savings (on a full year run rate basis) were realized by the end of 2002. The estimated annual cost savings include the $365,000 non-cash annual reduction of depreciation expense discussed above. Although certain cost aspects of the original program have been adjusted, the original cost saving targets have been maintained.

Operating Profit

Operating profit increased 33% in 2002 but decreased 17% in 2001. The increase in 2002 was primarily due to increased net sales, the discontinuance in 2002 of the amortization of goodwill and the restructuring and other charges incurred in 2001, while a restructuring credit was recorded in 2002. Excluding goodwill amortization in 2001 of $57,005,000 and restructuring and other credits in 2002 of $1,348,000 and restructuring and other charges in 2001 of $32,805,000, operating profit would have increased 8% in 2002. The decrease in 2001 was primarily due to the 2001 restructuring and other charges and the lower gross profit discussed above. As a percentage of net sales, operating profit was 16.1% in 2002, 12.6% in 2001 and 15.3% in 2000. Excluding goodwill amortization and restructuring and other (credits) charges, operating profit as a percentage of net sales was 16.1% in 2002, 15.6% in 2001 and 16.9% in 2000. In 2000, goodwill amortization was $51,776,000 and restructuring and other credits was $1,247,000.

The food packaging segment contributed 60%, 58% and 54% of the Company's operating profit in 2002, 2001 and 2000, respectively, before taking into consideration corporate operating expenses and restructuring and other (credits) charges. The Company's protective and specialty packaging segment contributed the balance of operating profit. Corporate operating expenses in 2001 and 2000 consisted primarily of goodwill amortization.

Asbestos Settlement and Related Costs

On November 27, 2002, the Company reached an agreement in principle with the appropriate parties to resolve all current and future asbestos-related claims made against it and its affiliates in connection with the Cryovac Transaction. The settlement will also resolve the fraudulent transfer claims, as well as indemnification claims by Fresenius, that had been made against the Company in connection with the Cryovac Transaction. On December 3, 2002, the agreement in principle was approved by the Company's Board of Directors. The Company was advised that both of the Committees had approved the agreement in principle as of December 5, 2002. For a description of the Cryovac Transaction, asbestos-related claims and the parties involved, see "Other Matters — Cryovac Transaction" and "Other Matters — Contingencies Related to the Cryovac Transaction" below.

The Company recorded a charge of $850,118,000 as a result of the asbestos settlement in the consolidated statement of operations as of December 31, 2002. Such expense consisted of the following items:

  •
  a non-cash charge of $512,500,000 covering a cash payment required to be made by the Company upon the effectiveness of a plan of reorganization in the bankruptcy of New Grace. Because it is uncertain when such a plan of reorganization may become effective, this liability has been recorded as a current liability on the consolidated balance sheet as of December 31, 2002. Under the terms of the settlement, this amount accrues interest at a 5.5% annual rate from December 21, 2002 to the date of payment. Such interest through December 31, 2002, amounted to $861,000 and is included in interest expense in the consolidated statement of operations and in other current liabilities in the consolidated balance sheet.

  •
  a non-cash charge of $321,480,000 representing the fair market value of 9,000,000 shares of the Company's common stock reserved for issuance pursuant to such settlement upon the effectiveness of New Grace's plan of reorganization. Such shares are subject to customary anti-dilution provisions (including the effects of stock splits, stock dividends and certain other events affecting the Company's common stock). Such fair market value was $35.72 per common share as of the close of business on December 5, 2002. Such amount has been recorded in the consolidated balance sheet as of December 31, 2002 as follows: $900,000 representing the aggregate par value of such shares has been recorded in common stock reserved for issuance related to the asbestos settlement and the remaining $320,580,000, representing the excess of the aggregate fair market value over the aggregate par value of such common shares, has been recorded in additional paid-in capital. The shares of common stock reserved for issuance related to the asbestos settlement are not reflected in the 2002 loss per common share calculations since the effect would be anti-dilutive (i.e., would reduce the loss per common share).

  •
  $16,138,000 of legal and related fees.

In 2001, other expense in the consolidated statement of operations included $11,995,000 of expense of which $8,149,000 was primarily a result of the Company's guarantee, entered into at the time of the Cryovac Transaction, of certain debt payable by W. R. Grace & Co. — Conn., which filed for reorganization along with New Grace, and $3,846,000 of legal and related fees.

Interest Expense and Other Income (Expense), net

Including 2002 interest expense relating to the asbestos settlement discussed above, interest expense decreased 15% in 2002 but increased 18% in 2001. The decrease in 2002 was primarily due to lower average levels of outstanding debt. The increase in 2001 was primarily due to higher average levels of debt outstanding during 2001 compared to the corresponding 2000 period primarily due to additional borrowings made in 2000 in connection with business acquisitions and stock repurchases made under the Company's stock repurchase program.

Other income (expense), net, consisted of income of $7,114,000 in 2002, expense of $1,546,000 in 2001 and income of $9,479,000 in 2000. The change in 2002 compared to 2001 was due to lower net foreign exchange losses during 2002. The change in 2001 compared to 2000 was primarily due to a one-time cash fee of $10,000,000 received in 2000 from a third party for the assignment of a contract.

Income Taxes

The Company's effective income tax rate was a benefit of 21.1% in 2002 compared to an expense of 47.3% in 2001 and 45.5% in 2000. The effective tax rate in 2002 was lower than 2001 due primarily to the impact of the asbestos settlement and its related costs and the discontinuance of goodwill amortization in 2002. The effective tax rate in 2001 was higher than 2000 due primarily to lower earnings before income taxes.

In 2002, the effective tax rate was lower than the statutory U.S. federal income tax rate primarily due to the effect of the estimated tax benefit for the asbestos settlement. In 2001 and 2000, the effective tax rates were higher than the statutory U.S. federal income tax rate primarily due to the non-deductibility of goodwill amortization for tax purposes and, to a lesser extent, state income taxes.

Net (Loss) Earnings

As a result of the asbestos settlement and related costs of $850,118,000 in 2002, the Company had a net loss of $309,069,000 in 2002 compared to net earnings of $156,697,000 in 2001. Net earnings decreased 30% to $156,697,000 in 2001 compared to $225,319,000 in 2000. Excluding goodwill amortization of $57,005,000 and $51,776,000 in 2001 and 2000, respectively, net earnings would have been $213,702,000 in 2001 and $277,095,000 in 2000.

Basic (loss) earnings per common share were $(4.20) for 2002, $1.30 for 2001 and $2.47 for 2000. Diluted (loss) earnings per common share were $(4.30) for 2002, $1.22 for 2001 and $1.93 for 2000. Excluding goodwill amortization in 2001 and 2000, basic earnings per common share would have been $1.99 and $3.08, respectively, and diluted earnings per common share would have been $1.89 and $2.52 in 2001 and 2000, respectively.

The basic earnings per common share calculations for 2002, 2001 and 2000 include $0.12, $0.09 and $0.54 per share of gains (excess of book value over repurchase price of preferred stock), respectively, attributable to the repurchase of preferred stock in the period. To calculate diluted earnings per common share, the excess of book value over the repurchase price of the Company's Series A Preferred Stock in 2002, 2001 and 2000 of $10,291,000, $7,456,000 and $45,283,000, respectively, were excluded from the calculations.

The diluted earnings per common share in each period were calculated assuming conversion of the shares of preferred stock repurchased during each of the respective periods in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force Topic D-53 guidance. The effect of the conversion of the Company's outstanding convertible preferred stock was not considered in the calculations of diluted earnings per common share for any of the 2002, 2001 and 2000 periods presented because the effect would be antidilutive, since such assumed conversions may be included only if the resulting impact would dilute earnings per common share.

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash flows from operations and amounts available under the Company's existing lines of credit, which are described below.

Asbestos Settlement

As noted above, the Company recorded a non-cash charge of $512,500,000 in 2002 covering a cash payment required to be made by the Company upon the effectiveness of a plan of reorganization in the bankruptcy of New Grace. No cash was used in 2002 with respect to this liability, and it is currently uncertain when the Company will be required to make this payment. The Company currently expects to fund this payment either by using accumulated cash and future cash flows from operations, from the proceeds of future financings or from a combination of such alternatives.

Operating Activities

Net cash provided by operating activities was $323,939,000 in 2002, $578,693,000 in 2001 and $329,413,000 in 2000. The decrease in 2002 was primarily due to the following:

  •
  changes in receivables interests sold under the Receivables Facility (described below); at December 31, 2002 the financial institutions participating in the facility held no interests in the Company's U.S. accounts receivable while at December 31, 2001, those institutions held $95,600,000 of such interests; and

  •
  changes in operating assets and liabilities in the ordinary course of business, as discussed below under "Changes in Working Capital";

  partially offset by:

  •
  increased earnings, excluding the non-cash impact of the asbestos settlement.

The increase in 2001 was primarily due to the following:

  •
  changes in operating assets and liabilities in the ordinary course of business, as discussed below under "Changes in Working Capital"; and

  •
  the implementation of the Receivables Facility in 2001 (described below);

  partially offset by:

  •
  the Company's lower net earnings in 2001.

Investing Activities

Net cash used in investing activities amounted to $96,888,000 in 2002, $177,932,000 in 2001 and $348,989,000 in 2000. In each year, investing activities consisted primarily of capital expenditures and acquisitions. The decrease in net cash used in these activities in 2002 was due to lower levels of capital expenditures and, to a lesser extent, acquisitions. The decrease in net cash used in 2001 was due to a lower level of acquisition activity, partially offset by a higher level of capital expenditures. In 2002, cash used to complete acquisitions was $10,465,000 compared to $36,007,000 in 2001 and $237,541,000 in 2000. In each year, cash used for acquisitions was net of cash acquired in those acquisitions. Cash acquired in acquisitions was not material in 2002 or 2001 and was $8,589,000 in 2000. The Company did not assume any debt in acquisitions in 2002. In 2001 and 2000, the Company assumed approximately $19,000,000 and $16,600,000, respectively, of debt in acquisitions.

Capital Expenditures

Capital expenditures were $91,625,000 in 2002, $146,277,000 in 2001 and $114,197,000 in 2000. Capital expenditures for the Company's food packaging segment amounted to $61,823,000, $103,837,000 and $75,773,000 and for the protective and specialty packaging segment amounted to $29,802,000, $42,440,000 and $38,424,000 in 2002, 2001 and 2000, respectively.

The decrease in capital expenditures in 2002 was primarily due to improved productivity of existing assets allowing the Company to defer spending on incremental capacity. The increase in capital expenditures in 2001 compared to 2000 was primarily due to the management of capital planning and project spending. The Company currently anticipates that capital expenditures for the year ended December 31, 2003 will be in the range of $125,000,000 to $150,000,000.

Financing Activities

Net cash used in financing activities amounted to $101,501,000 in 2002 and $402,583,000 in 2001, while net cash provided by financing activities amounted to $7,671,000 in 2000. The Company continued to reduce outstanding debt in 2002 and made net debt repayments of $35,752,000 compared to $312,907,000 in 2001. During 2001, the Company paid off the predecessor of the 364-Day Facility (defined below) and most of the borrowings under the 2003 Facility (also defined below), which resulted in lower outstanding bank borrowings at December 31, 2001. All remaining borrowings under the 2003 Facility were paid off during 2002. The 2002 period also reflects a timing difference relating to the payment of dividends on the Company's outstanding Series A convertible preferred stock, partially offset by an increase in cash used to repurchase shares of the Company's preferred stock. Such timing difference on the dividends arose from the Company's pre-funding in December 2001 of the dividend payable on January 2, 2002. The aggregate dollar amount of that dividend was approximately $13,682,000. The Company funded the remaining dividends payable on such preferred stock in 2002 on the payment dates, which were the first business days of each calendar quarter.

The increase in net cash used in financing activities in 2001 reflected primarily net debt repayments of $312,907,000 and the timing difference relating to the payment of dividends on the Company's outstanding Series A convertible preferred stock, discussed above, partially offset by a decrease in cash used to purchase the Company's capital stock. Proceeds from long-term debt in 2001 included $295,773,000 of net proceeds from the issuance on June 26, 2001 of $300,000,000 aggregate principal amount of 8.75% Senior Notes due July 1, 2008 (the "8.75% Senior Notes").

Included in financing activities in 2002, 2001 and 2000 are proceeds from the exercise of stock options of $917,000, $504,000 and $861,000, respectively. These stock options were granted prior to 1998 and were exercised pursuant to plans in which certain employees of the Cryovac packaging business participated. The stock option plans were terminated effective March 31, 1998 in connection with the Cryovac Transaction, except with respect to options that were still outstanding as of such date.

Repurchases of Capital Stock

During 2002, the Company repurchased 782,500 shares of its preferred stock at a cost of approximately $28,834,000. During 2001, the Company repurchased 524,220 shares of its preferred stock at a cost of approximately $18,754,000. During 2000, the Company repurchased 7,384,637 shares of its preferred stock and 494,737 shares of its common stock at a cost of approximately $323,948,000 and $22,873,000, respectively. The average price per share of these preferred stock repurchases was $36.85, $35.78 and $43.87 in 2002, 2001 and 2000, respectively. The average price per share of the common stock repurchases in 2000 was $46.23.

The share repurchases described above were made pursuant to programs previously adopted by the Company's Board of Directors. The currently effective share repurchase program authorizes the repurchase of up to 16,977,000 shares of common stock (including Series A convertible preferred stock on an as-converted basis). As of December 31, 2002, approximately 9,452,000 shares of common stock on an as-converted basis had been repurchased, and approximately 7,525,000 shares remain authorized for repurchase.

Changes in Working Capital

At December 31, 2002, the Company's working capital was a net liability of $96,496,000, primarily due to recording as a current liability the $512,500,000 portion of the asbestos settlement liability to be funded in cash, compared to working capital that was a net asset of $149,372,000, or 4% of total assets, at December 31, 2001.

The other changes to working capital, excluding the asbestos settlement liability, were primarily the following changes in the ordinary course of business:

  •
  increase in other current liabilities, primarily due to the timing of payments, which included payroll-related costs, customer volume rebates, income taxes payable and the dividend payable on January 2, 2002 on the Company's outstanding Series A convertible preferred stock discussed above, partially offset by a decrease in the restructuring liability due to cash payments of approximately $11,779,000 made during 2002;

  •
  increase in accounts payable, partially due to the timing of payments to vendors and to a lesser extent, the increased levels of inventory as discussed below;

  partially offset by:

  •
  increase in cash;

  •
  increase of approximately $128,600,000 in notes and accounts receivable primarily due to activities under the Receivables Facility (described below) and, to a lesser extent, increased net sales during the fourth quarter of 2002 compared to the fourth quarter of 2001;

  •
  increase in inventory, primarily due to increased raw material prices; and

  •
  decrease in short-term borrowings, primarily due to changes in short-term liquidity requirements, including the refinancing of certain short-term borrowings with long-term debt.

Current and Quick Ratios

The ratio of current assets to current liabilities (current ratio) was 0.9 at December 31, 2002 and 1.2 at December 31, 2001. The ratio of current assets less inventory to current liabilities (quick ratio) was 0.6 at December 31, 2002 and 0.8 at December 31, 2001.

Accounts Receivable Facility

In December 2001, the Company and certain of its U.S. subsidiaries entered into an accounts receivable securitization program (the "Receivables Facility") with a bank (the "Bank") and an issuer of commercial paper administered by the Bank (the "ICP"). Under the Receivables Facility, the Company's two primary operating subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US) (the "Originators"), sell all of their eligible U.S. accounts receivable to Sealed Air Funding Corporation ("SA Funding Corp."), an indirectly wholly-owned subsidiary of the Company that was formed for the sole purpose of entering into the Receivables Facility. SA Funding Corp. in turn may sell undivided ownership interests in these receivables ("Receivables Interests") to the Bank and the ICP, subject to certain conditions, up to a maximum of $125,000,000 of Receivables Interests outstanding from time to time.

SA Funding Corp. retains the receivables it purchases from the Originators, except those as to which Receivables Interests are sold by it to the Bank or the ICP. Sales of accounts receivable by the Originators to SA Funding Corp. and sales of Receivables Interests from SA Funding Corp. to the Bank and the ICP have been structured as "true sales" under applicable laws, and the assets of SA Funding Corp. are not available to pay any creditors of the Company or of its subsidiaries or affiliates. These transactions are accounted for as sales of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities."

In order to secure the performance of their obligations under the Receivables Facility, SA Funding Corp. and the Originators granted a first priority security interest to the Bank, as agent, in certain collateral, including accounts receivable owned by them and proceeds and collections of those receivables. The Bank and the ICP have no recourse to the Company's, the Originators' or SA Funding Corp.'s other assets for any losses resulting from the financial inability of customers to pay amounts due on the receivables when they become due. As long as a termination event with respect to the Receivables Facility has not occurred, the Originators service, administer and collect the receivables under the Receivables Facility as agent on behalf of SA Funding Corp., the Bank and the ICP. Prior to a termination event under the Receivables Facility, collections of receivables not otherwise required to be paid to the Bank or the ICP are used by SA Funding Corp. to purchase new eligible receivables from the Originators. The Company has undertaken to cause the Originators to perform their obligations under the Receivables Facility.

The scheduled expiration date for the Receivables Facility is December 7, 2004. The Bank has extended its commitment to make purchases of Receivables Interests from SA Funding Corp. from December 7, 2002 to January 26, 2004. However, under the terms of the extension, SA Funding Corp. may not sell any Receivables Interests to the Bank or the ICP until a definitive settlement agreement, satisfactory to the Bank, has been entered into relating to the asbestos settlement.

Under certain limited circumstances, the Bank and the ICP can terminate purchases of Receivables Interests prior to the above dates. Events that could result in termination of the Receivables Facility include a downgrade of the Company's long-term senior unsecured debt to BB- or below by Standard & Poor's Rating Services ("Standard & Poor's") or Ba3 or below by Moody's Investors Service, Inc. ("Moody's"), and failure to comply with interest coverage and debt leverage ratios. In connection with recording the accounting charge in the fourth quarter of 2002 for the asbestos settlement and related costs, the Company requested and received a waiver of compliance with the interest coverage and leverage ratios provided for in the Receivables Facility. After reflecting such waiver, the Company was in compliance with the requirements of the Receivables Facility as of December 31, 2002. Since such waiver was as of December 31, 2002, the Company anticipates that it will request a waiver or amendment for future applicable periods.

The Receivables Facility provides for the payment from time to time of program fees which, after the Bank's extension of the Facility to January 2004, were 0.45% per annum (0.375% per annum at December 31, 2002) on the Receivables Interests sold by SA Funding Corp. and commitment fees which were 0.40% per annum (0.325% per annum at December 31, 2002) on the unused portion of the $125,000,000 Receivables Facility.

During 2002, SA Funding Corp. sold Receivables Interests to the ICP from time to time; however, as of December 31, 2002, neither the Bank nor the ICP held any Receivables Interests.

In December 2001, receivables sold by the Originators to SA Funding Corp. amounted to approximately $176,900,000. SA Funding Corp. in turn sold Receivables Interests of $95,600,000 under the Receivables Facility, and this amount was removed from the Company's consolidated balance sheet. This amount was used to pay down certain of the Company's outstanding borrowings. SA Funding Corp. retained the remaining $81,300,000 of receivables that it acquired from the Originators. These retained receivables at December 31, 2001 were included in notes and accounts receivable on the Company's consolidated balance sheet. The carrying amount of the retained receivables approximates fair value because of the relatively short-term nature of the receivables.

The costs associated with the Receivables Facility are included in other income (expense), net in the Company's consolidated statements of operations for the years ended December 31, 2002 and 2001. These costs primarily relate to the loss on the sale of the Receivables Interests to the Bank or the ICP, which were approximately $409,000 and $75,000 for 2002 and 2001, respectively, and program and commitment fees and other associated costs, which were approximately $400,000 and $343,000 for 2002 and 2001, respectively.

The Company considers that, when available, the Receivables Facility provides an additional source of short-term liquidity to the Company.

Outstanding Indebtedness

At December 31, 2002 and 2001, the Company's total debt outstanding consisted of the amounts set forth on the following table (amounts in table in thousands of dollars):

	December 31, 2002	December 31, 2001
Short-term borrowings and current portion of long-term debt:
Short-term borrowings	$53,355	$135,548
Current portion of long-term debt	2,049	1,943

Total current debt	55,404	137,491

Long-term debt, less current portion:
Revolving Credit Agreement due March 2003	—	7,539
5.625% Euro Notes due July 2006, less discount of $790 and $844 in 2002 and 2001, respectively(1)	205,228	175,666
8.75% Senior Notes due July 2008, less discount of $1,201 and $3,999 in 2002 and 2001, respectively	298,799	296,001
6.95% Senior Notes due May 2009, less discount of $1,550 and $1,736 in 2002 and 2001, respectively	298,450	298,264
Other	65,553	10,641

Total long-term debt, less current portion	868,030	788,111

Total debt	$923,434	$925,602

(1)
The carrying value of the Euro Notes increased approximately $29,000, primarily as a result of the strengthening of the euro compared to the U.S. dollar during 2002.

In March 2002, the Company refinanced a portion of its short-term borrowings in Australia and New Zealand under an Australian dollar 175,000,000 (approximately U.S. $92,300,000 at the then current exchange rate) dual-currency revolving credit facility that expires on March 12, 2005 (the "ANZ Facility"). This facility was made available to certain of the Company's Australian and New Zealand subsidiaries by a syndicate of banks, and such borrowings are guaranteed by the Company. The amount outstanding under this facility at December 31, 2002 was approximately $57,500,000. Such amount is included in other long-term debt in the table above.

Substantially all the Company's short-term borrowings of $53,355,000 at December 31, 2002 were outstanding under lines of credit available to various of the Company's U.S. and foreign subsidiaries. Amounts available under these credit lines as of December 31, 2002 and 2001 were approximately $209,000,000 and $326,000,000, respectively, of which approximately $155,000,000 and $190,000,000, respectively, were unused.

At December 31, 2002 and 2001, the Company had available committed and uncommitted lines of credit, including the credit lines discussed above, of approximately $832,000,000 and $1,046,000,000, respectively, of which approximately $721,000,000 and $903,000,000 respectively, were unused. Such credit lines include amounts available under the 2003 Facility (defined below), the 364-Day Facility (defined below) at December 31, 2001 and other lines of credit available to the Company's subsidiaries. As of December 31, 2002, the total lines of credit of $832,000,000, include committed lines of credit of approximately $622,000,000 and uncommitted lines of credit of approximately $210,000,000. Such committed lines of credit primarily include the 2003 Facility and the ANZ Facility. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

At December 31, 2002, the Company's principal revolving credit facility was a $525,000,000 facility that expires on March 30, 2003 (the "2003 Facility"). The Company has considered various financing alternatives for the replacement of the 2003 Facility. The Company believes that its current financial resources and cash flows do not require that the Company replace the 2003 Facility, since its net cash provided by operating activities, net of cash used in investing activities, together with its cash on hand and amounts available under other committed lines of credit, are adequate to meet its current operating and investing needs as well as to pay its current debt obligations at December 31, 2002 of $55,404,000. In 2002, the Company's operating activities provided net cash of $323,939,000, and its investing activities used net cash of $96,888,000. While the Company expects it will be able to obtain any additional financing required for general corporate needs, including the funding of the cash payment for the asbestos settlement when it is required to be made upon the effectiveness of a plan of reorganization in the bankruptcy of New Grace, there can be no assurance that such financing will be available to the Company on commercially favorable terms.

As of December 31, 2002, facility fees were payable at the rate of 0.095% per annum under the 2003 Facility on the total amounts available under the credit facility. The obligations under the 2003 Facility bear interest at floating rates. The floating rates are generally determined by adding the applicable borrowing margin to the interbank rate for the relevant currency and time period. The weighted average interest rate for outstanding borrowings under the 2003 Facility was approximately 4.2% at December 31, 2001. There were no borrowings outstanding under the 2003 Facility as of December 31, 2002.

The 2003 Facility provides for changes in borrowing margins based on the Company's long-term senior unsecured debt ratings and certain financial criteria. The 2003 Facility, the ANZ Facility, the Euro Notes, the 8.75% Senior Notes and the 6.95% Senior Notes impose limitations on the operations of the Company and certain of its subsidiaries. These limitations include, depending upon the debt in question, financial covenants relating to interest coverage and debt leverage as well as restrictions on the incurrence of additional indebtedness, the creation of liens, sale and leaseback transactions, mergers and acquisitions and certain dispositions of assets. In connection with recording the accounting charge in the fourth quarter of 2002 for the asbestos settlement and related costs, the Company requested and received a waiver of compliance with the interest coverage and leverage ratios provided for in the 2003 Facility. After reflecting such waiver, the Company was in compliance with the requirements of each of the above instruments as of December 31, 2002.

The Company had a 364-day $194,375,000 revolving credit facility (the "364-Day Facility") that the Company allowed to expire on March 22, 2002. No borrowings were outstanding under this Facility at the time of its expiration or at December 31, 2001.

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

In June 2002, the Company entered into two interest rate swap agreements (with a total notional amount of $50,000,000) that were qualified and designated as fair value hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. These agreements were entered into in order to, among other things, convert a portion of the 8.75% Senior Notes fixed rate debt into floating rate debt. During September 2002, the Company terminated these swaps and reflected a basis adjustment to the 8.75% Senior Notes for a portion of the cash received of approximately $2,416,000. Such amount is being amortized and reflected as a component of interest expense over the remaining life of the 8.75%

Senior Notes. The Company was not party to any interest rate swap agreements at December 31, 2002 or 2001.

The following table summarizes the Company's material contractual obligations at December 31, 2002, that require cash outlays in 2003 and future years (amounts in table in thousands of dollars):

	Payments Due by Period
	Total	2003	2004-2005	2006-2007	Thereafter
Short-term borrowings	$53,355	$53,355	$—	$—	$—
Current portion of long-term debt	2,049	2,049	—	—	—
Long-term debt, exclusive of debt discounts	871,571	—	61,986	208,302	601,283

Total debt(1)	926,975	55,404	61,986	208,302	601,283
Series A convertible preferred stock(2)	2,136,478	53,080	106,160	106,160	1,871,078
Operating leases	88,383	23,758	32,722	19,780	12,123
Cash portion of the asbestos settlement, including accrued interest as of December 31, 2002(3)	513,361	513,361	—	—	—
Long-term equipment purchases for resale	36,000	3,500	8,400	10,500	13,600
Raw material contingent payment	9,500	—	—	—	9,500

Total contractual cash obligations	$3,710,697	$649,103	$209,268	$344,742	$2,507,584

(1)
Includes principal maturities only.

(2)
Assumes dividends are declared and paid each quarter until March 31, 2018, based on shares outstanding at December 31, 2002, and that no shares are converted to common stock or otherwise retired. The total cash outlay of $2,136,478 includes $1,327,005 for the $50.00 per share redemption value and $809,473 for the amount of the dividends assumed to be declared and paid each quarter until March 31, 2018.

(3)
This liability is reflected as a current liability due to the uncertainty of the timing of payment (as discussed below). Interest accrues on this amount at a rate of 5.5% per annum until it becomes due and payable.

In addition to the obligation to pay the principal amount of the debt obligations discussed above, the Company is obligated under the terms of various leases covering many of the facilities that it occupies, substantially all of which are accounted for as operating leases. The contractual operating lease obligations listed in the table above represent estimated future minimum annual rental commitments under non-cancelable real property leases as of December 31, 2002. The long-term debt shown in the above table excludes unamortized bond discounts as of December 31, 2002 and therefore represents the principal amount of such debt required to be repaid in each period. The Series A convertible preferred stock in the table above is subject to mandatory redemption on March 31, 2018 at $50.00 per share, plus any accrued and unpaid dividends, to the extent these shares remain outstanding. These shares receive a cumulative cash dividend, as declared by the Board of Directors, at an annual rate of $2.00 per share, payable quarterly in arrears, until mandatory redemption on March 31, 2018. See below under "Series A Convertible Preferred Stock" for further discussion.

As described above in "Asbestos Settlement and Related Costs", the Company recorded a current liability of $512,500,000 for the cash portion to be paid, plus accrued interest at a 5.5% annual rate, which started on December 21, 2002. The Company is required to make such payment upon the effectiveness of a plan of reorganization in the bankruptcy of New Grace. Because it is uncertain when such a plan of reorganization may become effective, this liability has been recorded as a current liability on the consolidated balance sheet as of December 31, 2002. The Company currently expects to fund this payment either by using accumulated cash and future cash flows from operations, from the proceeds of future financings or from a combination of such alternatives.

The Company entered into the following long-term commitments during 2002:

  •
  Approximately $36,000,000 for the purchase of certain equipment over an eight-year period beginning in 2003, together with a potential termination fee in an amount to be determined. The Company's obligation is reduced or increased based on market price changes for the equipment and certain indexes. Failure to purchase any of the minimum annual requirements in any year obligates the Company to pay an amount of 45% of such shortfall.

  •
  Approximately $9,500,000 to a supplier if the Company fails to purchase 142,700,000 pounds of certain raw materials, at the then current market price, over a ten-year period that began in May, 2002. The amount of the potential contingent payment declines in proportion to the Company's purchase of minimum quantities required under the contract. At December 31, 2002, the Company's purchases were in line with the minimum quantity requirements under the agreement.

Derivative Financial Instruments

At December 31, 2002 and 2001 the Company was party to foreign currency forward contracts, which did not have a significant impact on the Company's liquidity. For further discussion about these contracts and other financial instruments, see Item 7A. Other Matters — Quantitative and Qualitative Disclosures about Market Risk.

Series A Convertible Preferred Stock

The Company's Series A preferred stock is listed on the New York Stock Exchange and is convertible at any time into approximately 0.885 of a share of common stock for each share of preferred stock. These shares vote with the common stock on an as-converted basis and are entitled to receive cumulative cash dividends, when and as declared by the Board of Directors, at an annual rate of $2.00 per share, payable quarterly in arrears on the first business day of the succeeding calendar quarter. The Series A preferred stock ranks senior to the Company's common stock and junior to the Company's indebtedness. On and after March 31, 2003, the Series A preferred stock is redeemable at the option of the Company at a price of $51.00 per share declining ratably on each March 31 thereafter to $50.00 per share on and after March 31, 2008, plus any accrued and unpaid dividends. The Series A preferred stock is subject to mandatory redemption on March 31, 2018 at $50.00 per share, plus any accrued and unpaid dividends, to the extent these shares remain outstanding. Because it is subject to mandatory redemption, the Series A convertible preferred stock is classified outside of the shareholders' equity section of the consolidated balance sheets. At its date of issuance, the fair value of the Series A preferred stock exceeded its mandatory redemption amount primarily due to the common stock conversion feature. Accordingly, the book value of the Series A preferred stock is reflected in the consolidated balance sheets at its mandatory redemption value.

Shareholders' Equity

The Company's shareholders' equity was $812,960,000 at December 31, 2002, $850,152,000 at December 31, 2001 and $753,129,000 at December 31, 2000.

Shareholders' equity decreased in 2002 due to the following:

  •
  a reduction in retained earnings arising from the Company's net loss of $309,069,000 and preferred stock dividends of $53,845,000;

  •
  additional foreign currency translation adjustments of $14,508,000;

  partially offset by:

  •
  the $321,480,000 value of the 9,000,000 shares of common stock reserved for issuance related to the asbestos settlement; and

  •
  the excess of book value over the repurchase price of $10,291,000 recognized in connection with preferred stock repurchases.

Shareholders' equity increased in 2001 due to the following:

  •
  net earnings of $156,697,000;

  •
  the excess of book value over the repurchase price of $7,456,000 recognized in connection with preferred stock repurchases;

  partially offset by:

  •
  preferred stock dividends of $55,024,000; and

  •
  additional foreign currency translation adjustments of $19,931,000.

Other Matters

Cryovac Transaction

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

Contingencies Related to the Cryovac Transaction

In connection with the Cryovac Transaction, New Grace and its subsidiaries retained all liabilities arising out of their operations before the Cryovac Transaction, whether accruing or occurring before or after the Cryovac Transaction, other than liabilities arising from or relating to Cryovac's operations. The liabilities retained by New Grace include, among others, liabilities relating to asbestos-containing products previously manufactured or sold by New Grace's subsidiaries prior to the Cryovac Transaction, including its primary U.S. operating subsidiary, W. R. Grace & Co. — Conn., which has operated for decades and has been a subsidiary of New Grace since the Cryovac Transaction. The Transaction Agreements provided that, should any claimant seek to hold the Company, including any of its subsidiaries, responsible for liabilities of New Grace or its subsidiaries, including such asbestos-related liabilities, New Grace and its subsidiaries would indemnify and defend the Company.

Since the beginning of 2000, the Company has been served with a number of lawsuits alleging that, as a result of the Cryovac Transaction, the Company is responsible for alleged asbestos liabilities of New Grace and its subsidiaries, certain of which were also named as co-defendants in some of these actions. These actions include several purported class actions and a number of personal injury lawsuits. Some plaintiffs seek damages for personal injury or wrongful death, while others seek medical monitoring, environmental remediation or remedies related to an attic insulation product. Neither old Sealed Air nor Cryovac ever produced or sold any of the asbestos-containing materials that are the subjects of these cases. None of these cases has been resolved through judgment, settlement or otherwise. All such cases have been stayed in connection with New Grace's Chapter 11 bankruptcy proceeding discussed below.

While the allegations in these actions directed to the Company vary, these actions all appear to allege that the transfer of the Cryovac business as part of the Cryovac Transaction was a fraudulent transfer or gave rise to successor liability. Under a theory of successor liability, plaintiffs with claims against New Grace and its subsidiaries may attempt to hold the Company liable for liabilities that arose with respect to activities conducted prior to the Cryovac Transaction by W. R. Grace & Co. — Conn. or other New Grace subsidiaries. A transfer would be a fraudulent transfer if the transferor received less than reasonably equivalent value and the transferor was insolvent or was rendered insolvent by the transfer, was engaged or was about to engage in a business for which its assets constitute unreasonably small capital, or intended to incur or believed that it would incur debts beyond its ability to pay as they mature. A transfer may also be fraudulent if it was made with actual intent to hinder, delay or defraud creditors. If any transfers in connection with the Cryovac Transaction were found by a court to be fraudulent transfers, the Company could be required to return the property or its value to the transferor or could be required to fund certain liabilities of New Grace or its subsidiaries for the benefit of their creditors, including asbestos claimants. The Company has reached an agreement in principle, described below, that will resolve all such claims. Previously, the Company was unable to estimate the loss or range of loss in the event that there had been a finding that the Cryovac Transaction was a fraudulent transfer or gave rise to successor liability.

In the Joint Proxy Statement furnished to their respective stockholders in connection with the Cryovac Transaction, both Sealed Air and Grace stated that it was their belief that New Grace and its subsidiaries were adequately capitalized and would be adequately capitalized after the Cryovac Transaction and that none of the transfers contemplated to occur in the Cryovac Transaction would be a fraudulent transfer. They also stated their belief that the Cryovac Transaction complied with other relevant laws. However, if a court applying the relevant legal standards had reached conclusions adverse to the Company, such determination could have had a materially adverse effect on the Company's consolidated results of operations and financial position.

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

Committees appointed to represent asbestos claimants in New Grace's bankruptcy case received the court's permission to pursue fraudulent transfer and other claims against the Company and its subsidiary Cryovac, Inc. and against Fresenius, as discussed below. The claims against Fresenius are based upon a 1996 transaction between Fresenius and W. R. Grace & Co. — Conn. Fresenius is not affiliated with the Company. In March 2002, the court ordered that the issues of the solvency of New Grace following the Cryovac Transaction and whether New Grace received reasonably equivalent value in the Cryovac Transaction would be tried on behalf of all creditors of New Grace. The proceeding is pending in the U.S. Bankruptcy Court for the District of Delaware (Adv. No. 02-02210).

In June 2002, the court permitted the U.S. government to intervene as a plaintiff in the fraudulent transfer proceeding, so that the U.S. government could pursue allegations that remediation expenses at certain sites were underestimated or omitted in the solvency analyses of New Grace that were conducted at the time of the Cryovac Transaction. The court also permitted New Grace, which asserted that the Cryovac Transaction was not a fraudulent transfer, to intervene in the proceeding. In July 2002, the court issued an interim ruling on the legal standards to be applied in the trial, holding, among other things, that, subject to certain limitations, post-1998 claims should be considered in the solvency analysis of New Grace. The Company believes that only claims and liabilities that were known or reasonably should have been known at the time of the 1998 Cryovac Transaction should be considered pursuant to the applicable standard. The trial was scheduled to commence December 9, 2002.

On November 27, 2002, the Company reached an agreement in principle with the Committees prosecuting the claims against the Company and Cryovac, Inc., to resolve all current and future asbestos-related claims arising from the Cryovac Transaction. On the same day, the court entered an order confirming that an amicable resolution of the disputes among the parties had been reached and that counsel for the Company and the Committees had agreed and bound the parties to the terms of the agreement in principle. As discussed above, the agreement in principle calls for payment of 9,000,000 shares of Sealed Air common stock and $512,500,000 in cash, plus interest on the cash payment at a 5.5% annual rate starting on December 21, 2002 and ending on the effective date of the New Grace plan of reorganization, when payment must be made. Such shares are subject to customary anti-dilution provisions (including the effects of stock splits, stock dividends and certain other events affecting the Company's common stock). Pursuant to the agreement, the Company cannot seek indemnity from New Grace for this payment. On December 3, 2002, the agreement in principle was approved by the Company's Board of Directors. The Company was advised that both of the Committees had approved the agreement in principle as of December 5, 2002. The parties are jointly engaged in the process of drafting a definitive settlement agreement consistent with the terms of the agreement in principle. Once signed by the appropriate parties, the settlement agreement will be presented to the court for approval and will eventually be incorporated into New Grace's plan of reorganization and, assuming approval by New Grace's creditors as part of the approval of the plan of reorganization, will then be implemented.

The settlement, upon approval and implementation in the New Grace bankruptcy, will provide that, upon the effective date of New Grace's plan of reorganization and payment of the shares and cash, all present and future asbestos-related claims against the Company and its affiliates that arise from alleged asbestos liabilities of New Grace and its affiliates (including former affiliates that became affiliates of the Company through the Cryovac Transaction) will be channeled to and become the responsibility of one or more trusts to be established as part of New Grace's plan of reorganization. The settlement will also resolve all fraudulent transfer claims against the Company and its affiliates arising from the Cryovac Transaction as well as the claims of Fresenius described below. The settlement will provide that the Company and its affiliates will receive releases of all such claims. As a condition to the Company's obligation to make the payments required by the settlement, New Grace's plan of reorganization must be consistent with the terms of the settlement, including provisions for the trusts and releases referred to above and for an injunction barring the prosecution of any asbestos-related claims against the Company and its affiliates. It is expected that the order approving the settlement agreement will also provide that the stay of proceedings involving the Company described above will continue through the effective date of New Grace's plan of reorganization, after which the Company will be released from the liabilities asserted in those proceedings and their continued prosecution against the Company will be enjoined.

In January 2002, the Company filed a declaratory judgment action against Fresenius Medical Care Holdings, Inc., its parent, Fresenius AG, a German company, and certain of its affiliates (collectively, "Fresenius") in New York State court asking the court to resolve a contract dispute between the parties. Fresenius contended that the Company was obligated to indemnify Fresenius for certain liabilities that Fresenius might incur as a result of the 1996 Fresenius transaction mentioned above. Fresenius's contention was based on its interpretation of the agreements between Fresenius and W. R. Grace & Co. — Conn. in connection with the 1996 Fresenius transaction. In February 2002, Fresenius announced that it had accrued a charge of $172,000,000 for such potential liabilities, which include pre-transaction tax liabilities of New Grace and the costs of defense of litigation arising from New Grace's Chapter 11 filing. The Company believed that it was not responsible to indemnify Fresenius under the 1996 agreements and filed the action in order to proceed to a resolution of Fresenius's claims. In April 2002, Fresenius filed a motion to dismiss the action and for entry of declaratory relief in its favor. The Company opposed the motion, and in June 2002, the court reserved decision after oral argument. No written order has been issued, and the parties have requested the court to defer issuing a ruling pending implementation of the definitive settlement agreement between the Company and the Committees. As noted above, as a result of the November 27, 2002 agreement in principle referred to above, the parties expect that there will be mutual releases exchanged between Fresenius and the Company releasing any and all claims related to the 1996 Fresenius transaction.

In view of New Grace's Chapter 11 filing, the Company may receive additional claims asserting that the Company is liable for obligations that New Grace had agreed to retain in the Cryovac Transaction and for which the Company may be contingently liable. To date, no material additional claims have been asserted or threatened against the Company.

Final determinations and accountings under the Transaction Agreements with respect to matters pertaining to the Cryovac Transaction had not been completed at the time of New Grace's Chapter 11 filing. The Company expects to file a claim in the bankruptcy proceeding that will include all of the costs and liabilities that it has incurred or may incur that New Grace agreed to retain or that are subject to indemnification by New Grace under the Transaction Agreements other than payments to be made under the settlement agreement. New Grace alleges that the Company is responsible for certain amounts under the Transaction Agreements. Any amounts for which the Company may be liable to New Grace may be used to offset New Grace's liabilities to the Company. Costs and liabilities for which the Company intends to seek indemnification by New Grace will also include certain defense costs related to asbestos and fraudulent transfer litigation and the Fresenius claims, the guaranteed debt paid by the Company described above, and any of the other potential claims against the Company mentioned above. Except to the extent of any potential setoff or similar claim, the Company expects that its claim will be as an unsecured creditor of New Grace. It is not currently possible to determine the amount of the Company's claim against New Grace, the extent to which such claim may be secured by setoff, how much of that claim may be allowed, or the amount of the Company's recovery on such claim, if any, in the bankruptcy proceeding.

Environmental Matters

The Company is subject to loss contingencies resulting from environmental laws and regulations, and it accrues for anticipated costs associated with investigatory and remediation efforts when an assessment has indicated that a loss is probable and can be reasonably estimated. These accruals do not take into account any discounting for the time value of money and are not reduced by potential insurance recoveries, if any. Environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated. These liabilities are evaluated periodically based on available information, including the progress of remedial investigations at each site, the current status of discussions with regulatory authorities regarding the methods and extent of remediation and the apportionment of costs among potentially responsible parties. As some of these issues are decided (the outcomes of which are subject to uncertainties) or new sites are assessed and costs can be reasonably estimated, the Company adjusts the recorded accruals, as necessary. The Company believes that such exposures are not material to the Company's consolidated results of operations and financial position. The Company believes that it has adequately reserved for all probable and estimable environmental exposures.

Recently Issued Statements of Financial Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. This new standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted the provisions of SFAS No. 141 upon issuance and adopted SFAS No. 142 effective January 1, 2002. Any goodwill and any intangible assets determined to have an indefinite useful life that were acquired in a purchase business combination completed after June 30, 2001 were not amortized, but were evaluated for impairment. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized through the end of 2001.

In connection with the transitional impairment evaluation, SFAS No. 142 required the Company to assess whether goodwill and other intangible assets were impaired as of January 1, 2002. As required by this statement, the Company completed its assessment process on a reporting unit basis as of June 30, 2002 and determined that no impairment charge was necessary as of January 1, 2002. A reporting unit is the operating segment unless, at businesses one level below that operating segment (the "component" level), discrete financial information is prepared and regularly reviewed by management, and such businesses have economic characteristics that are different from the economic characteristics of the other components of the operating segments, in which case such component is the reporting unit. A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. An estimate of fair values for the Company as a whole and each of the Company's reporting units was derived by using discounted cash flows, equity market capitalization and comparative market multiples.

As of December 31, 2002 and 2001, the Company had unamortized goodwill in the amount of $1,926,244,000 and $1,913,000,000, respectively. Amortization expense related to goodwill was $57,005,000 and $51,776,000 in 2001 and 2000, respectively. Beginning January 1, 2002, in accordance with SFAS No. 142, the Company is no longer recording amortization expense related to goodwill. Although goodwill will no longer be systematically amortized, this statement requires that periodic reviews be conducted to assess whether or not the carrying amount of goodwill may be impaired. Such reviews could result in future write-downs of goodwill which would be reflected as a charge against operating income.

As required by SFAS No. 142, goodwill and intangible assets with indefinite useful lives have to be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The

Company completed its annual testing for impairment for 2002 during the fourth quarter of 2002 and determined that no impairment charge was necessary on a reporting unit basis.

As of December 31, 2002 and 2001, the Company had identifiable intangible assets with definite useful lives with a gross carrying value of approximately $69,100,000 and $63,600,000, respectively, less accumulated amortization of approximately $47,700,000 and $40,100,000, respectively. Amortization of identifiable intangible assets was approximately $7,200,000 for 2002. Assuming no change in the gross carrying value of identifiable intangible assets from the value at December 31, 2002, the estimated amortization for the year ended December 31, 2003 and the next four succeeding years is approximately $7,200,000 per year. Such assets are reflected in "other assets" in the Company's consolidated balance sheets. At December 31, 2002 and 2001, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142.

On January 1, 2003, the Company adopted SFAS No. 143, "Asset Retirement Obligations" ("SFAS No. 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial statements.

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS No. 142. SFAS No. 144 requires that the disposal of long-lived assets by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") and requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred. Under EITF 94-3, a liability for an exit cost was required to be recognized at the date of an entity's commitment to an exit plan. The adoption of SFAS No. 146 is expected to result in delayed recognition for certain types of costs as compared to the provisions of EITF 94-3. SFAS No. 146 is effective for new exit or disposal activities that are initiated after December 31, 2002, and does not affect amounts currently reported in the Company's consolidated financial statements. SFAS No. 146 will affect the types and timing of costs included in future restructuring programs, if any.

On January 1, 2003, the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure" ("SFAS No. 148"), which provides alternative methods of transition for companies that choose to switch to the fair value method of accounting for stock options. SFAS No. 148 also makes changes in the disclosure requirements for stock-based compensation, regardless of which method of accounting is chosen. As discussed above under "Financing Activities", the Company terminated all previously maintained stock option plans effective March 31, 1998 in connection with the Cryovac Transaction, except with respect to options that were still outstanding as of such date. The adoption of SFAS No. 148 did not have a material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"

("Interpretation No. 45"). Interpretation No. 45 requires the disclosure of certain guarantees existing at December 31, 2002. The Company had no guarantees meeting the requirements of Interpretation No. 45 at December 31, 2002. In addition, Interpretation No. 45 requires the recognition of a liability for the fair value of the obligation of qualifying guarantee activities that are initiated or modified after December 31, 2002. Accordingly, the Company will apply the recognition provisions of Interpretation No. 45 prospectively to applicable guarantee activities initiated after December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"). Interpretation No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. Interpretation No. 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interests or significant financial support provided to it. Interpretation No. 46 will be effective for the Company on February 1, 2003 for variable interest entities created after January 31, 2003, and on July 31, 2003 for variable interest entities created prior to February 1, 2003. Based on its preliminary analysis of Interpretation No. 46, the Company does not currently expect the adoption of Interpretation No. 46 to have a material impact on its 2003 consolidated financial statements.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its results of operations and financial condition are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Estimates and assumptions are evaluated on an ongoing basis and are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates, and any such differences may be material to the Company's consolidated financial statements.

The Company believes the following accounting policies are critical to its business operations and the understanding of results of operations and affect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

Allowance for Doubtful Accounts — The Company maintains accounts receivable allowances for estimated losses resulting from the inability of its customers to make required payments. Additional allowances may be required if the financial condition of the Company's customers deteriorates.

Commitments and Contingencies — Litigation—On an ongoing basis, the Company assesses the potential liabilities related to any lawsuits or claims brought against the Company. While it is typically very difficult to determine the timing and ultimate outcome of such actions, the Company uses its best judgment to determine if it is probable that it will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, the Company makes estimates of the amount of insurance recoveries, if any. The Company accrues a liability when it believes a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recovery, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that the Company has previously made.

Impairment of Long-Lived Assets—The Company periodically reviews long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill, in accordance with SFAS No. 142, is reviewed for possible impairment at least annually during the fourth quarter of each fiscal year. A review of goodwill may be initiated prior to conducting the annual analysis if events or changes in circumstances indicate that the carrying value of goodwill may be impaired. Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and possible impairment expense in the Company's consolidated financial statements.

Self-Insurance — The Company retains the obligation for certain claims and losses related to property, casualty, workers' compensation and employee benefit claims. The Company accrues for outstanding reported claims, claims that have been incurred but not reported and projected claims based upon management's estimates of the aggregate liability for uninsured claims using historical experience, insurance company estimates and the estimated trends in claim values. Although management believes it has the ability to adequately project and record estimated claim payments, it is possible that actual results could differ significantly from the recorded liabilities.

Pensions — Although the Company maintains a non-contributory profit sharing plan and contributory thrift and retirement savings plans in which most U.S. employees of the Company are eligible to participate, the Company does maintain defined benefit pension plans for certain of its U.S. and non-U.S. employees. The Company accounts for such pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS No. 87"). Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and performance of plan assets. Certain of these assumptions include the discount rate used to measure future obligations, the expected future rate of return on plan assets, the expected rate of future compensation increases and various other actuarial assumptions. Changes to these assumptions could have a significant impact on costs and liabilities recorded under SFAS No. 87.

Income Taxes — The Company's deferred tax assets arise from net deductible temporary differences and tax benefit carryforwards. The Company believes that its taxable earnings during the periods when the temporary differences giving rise to deferred tax assets become deductible or when tax benefit carryforwards may be utilized should be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration date of tax benefit carryforwards or the projected taxable earnings indicate that realization is not likely, a valuation allowance is provided.

In assessing the need for a valuation allowance, the Company estimates future taxable earnings, with consideration for the feasibility of ongoing tax planning strategies and the realizability of tax benefit carryforwards, to determine which deferred tax assets are more likely than not to be realized in the future. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable earnings. In the event that actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact the Company's consolidated financial statements.

Forward-Looking Statements

Certain statements made by the Company in this report and in the documents incorporated by reference herein, and in future oral and written statements by the Company may be forward-looking. These statements include comments as to the Company's beliefs and, expectations as to future events and trends affecting the Company's business, its results of operations and its financial condition. These forward-looking statements are based upon management's current expectations concerning future events and discuss, among other things, anticipated future performance and future business plans. Forward-looking statements are identified by such words and phrases as "expects," "intends," "believes," "will continue," "plans to," "could be," "estimates" and similar expressions. Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside the control of the Company, which could cause actual results to differ materially from such statements.

The Company recognizes that it is subject to a number of risks and uncertainties that may affect the future performance of the Company, such as:

  •
  economic, political, business and market conditions in the geographic areas in which it conducts business;

  •
  the Company's ability to hire, develop and retain talented employees worldwide;

  •
  factors affecting the customers, industries and markets that use the Company's packaging materials and systems;

  •
  competitive factors;

  •
  the Company's development and commercialization of successful new products;

  •
  the Company's accomplishments in entering new markets and acquiring and integrating new businesses;

  •
  changes in the Company's relationships with customers and suppliers;

  •
  acts and effects of war or terrorism;

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

  •
  the approval and implementation of a definitive settlement agreement with the Official Committee of Asbestos Personal Injury Claimants, the Official Committee of Asbestos Property Damage Claimants and any other appropriate parties in the New Grace bankruptcy proceeding;

  •
  other effects on the Company of the bankruptcy filing by New Grace and its subsidiaries;

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

Interest Rates

From time to time, the Company may use interest rate swaps, collars or options to manage its exposure to fluctuations in interest rates. During September 2002, the Company terminated certain interest rate swaps and reflected a basis adjustment to the 8.75% Senior Notes for a portion of the cash received of approximately $2,416,000. Such amount is being amortized and reflected as a component of interest expense over the remaining life of the 8.75% Senior Notes. At December 31, 2002 and 2001, the Company had no interest rate swaps, collars or options outstanding.

The fair value of the Company's fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At December 31, 2002, the carrying value of the Company's total debt was $923,434,000 of which approximately $812,569,000 was fixed rate debt. At December 31, 2001, the carrying value of the Company's total debt was $925,602,000 of which $782,517,000 was fixed rate debt. The estimated fair value of the Company's total debt, which includes the cost of replacing the Company's fixed rate debt with borrowings at current market rates, was approximately $958,256,000 at December 31, 2002 compared to $889,434,000 at December 31, 2001. A hypothetical 10% decrease in interest rates would result in an increase in the fair value of the total debt balance at December 31, 2002 of approximately $25,656,000. Such changes in the fair value of the Company's fixed rate debt do not alter the Company's obligations to repay the outstanding principal amount of such debt.

Foreign Exchange Rates

The Company may use other derivative instruments from time to time, such as foreign exchange options to manage exposure due to foreign exchange rates and interest rate and currency swaps to gain access to additional sources of international financing while limiting foreign exchange exposure and limiting or adjusting interest rate exposure by swapping borrowings in one currency for borrowings denominated in another currency. At December 31, 2002 and 2001, the Company had no foreign exchange options or interest rate and currency swap agreements outstanding.

The Company uses foreign currency forward contracts to fix the amount payable on certain transactions denominated in foreign currencies. The terms of such instruments are generally twelve months or less. At December 31, 2002 and 2001, the Company had foreign currency forward contracts with an aggregate notional amount of approximately $146,910,000 and $266,900,000, respectively. The estimated fair values of these contracts, which represent the estimated net payments that would be paid or received by the Company in the event of termination of these contracts based on the then current foreign exchange rates, were a net payable of approximately $32,000 and a net receivable of approximately $313,000 at December 31, 2002 and 2001, respectively. A hypothetical 10% adverse change in foreign exchange rates at December 31, 2002 would have caused the Company to pay approximately $650,000 to terminate these contracts.

The Company's foreign subsidiaries had outstanding debt of approximately $322,700,000 and $321,700,000 at December 31, 2002 and 2001, respectively. Such debt is generally denominated in the functional currency of the borrowing subsidiary. The Company believes that this enables it to better match operating cash flows with debt service requirements and to better match foreign currency- denominated assets and liabilities, thereby reducing its need to enter into foreign exchange contracts.

Commodities

The Company uses various commodity raw material and energy products in conjunction with its manufacturing processes. Generally, the Company acquires such components at market prices and does not use financial instruments to hedge commodity prices. As a result, the Company is exposed to market risks related to changes in commodity prices of these components.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of the Company are filed as part of this report.

Sealed Air Corporation

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders
of Sealed Air Corporation:

We have audited the consolidated financial statements of Sealed Air Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sealed Air Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 19 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002.

KPMG LLP

KPMG LLP
Short Hills, New Jersey
January 24, 2003

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2002, 2001 and 2000
(In thousands of dollars, except for per share data)

	2002	2001	2000
Net sales	$3,204,256	$3,067,482	$3,067,714
Cost of sales	2,146,643	2,077,195	2,032,410

Gross profit	1,057,613	990,287	1,035,304
Marketing, administrative and development expenses	542,575	513,086	516,312
Goodwill amortization	—	57,005	51,776
Restructuring and other (credits) charges	(1,348)	32,805	(1,247)

Operating profit	516,386	387,391	468,463
Interest expense	(65,315)	(76,398)	(64,513)
Asbestos settlement and related costs	(850,118)	(11,995)	—
Other income (expense), net	7,114	(1,546)	9,479

(Loss) earnings before income taxes	(391,933)	297,452	413,429
Income tax (benefit) expense	(82,864)	140,755	188,110

Net (loss) earnings	$(309,069)	$156,697	$225,319

Add: Excess of book value over repurchase price of Series A convertible preferred stock	10,291	7,456	45,283
Less: Series A convertible preferred stock dividends	53,845	55,024	64,266

Net (loss) earnings ascribed to common shareholders	$(352,623)	$109,129	$206,336

(Loss) earnings per common share:
Basic	$(4.20)	$1.30	$2.47

Diluted	$(4.30)	$1.22	$1.93

See accompanying Notes to Consolidated Financial Statements.

SEALED CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2002 and 2001
(In thousands of dollars, except share data)

	2002	2001
Assets
Current assets:
Cash and cash equivalents	$126,751	$13,805
Notes and accounts receivable, net of allowances for doubtful accounts of $18,683 in 2002 and $25,424 in 2001	546,761	418,161
Inventories	329,449	288,570
Prepaid expenses and other current assets	11,701	10,172
Deferred income taxes	41,596	45,644

Total current assets	1,056,258	776,352
Property and equipment, net	1,013,017	1,050,438
Goodwill	1,926,244	1,913,000
Deferred income taxes	84,243	5,686
Other assets	181,004	162,433

Total Assets	$4,260,766	$3,907,909

Liabilities, Preferred Stock and Shareholders' Equity
Current liabilities:
Short-term borrowings	$53,355	$135,548
Current portion of long-term debt	2,049	1,943
Accounts payable	167,039	135,533
Deferred income taxes	4,239	5,097
Asbestos settlement liability	512,500	—
Other current liabilities	413,572	348,859

Total current liabilities	1,152,754	626,980
Long-term debt, less current portion	868,030	788,111
Deferred income taxes	31,037	210,830
Other liabilities	68,980	65,682

Total Liabilities	2,120,801	1,691,603

Commitments and contingencies (Note 18)
Authorized 50,000,000 preferred shares. Series A convertible preferred stock, $50.00 per share redemption value, authorized 27,365,594 shares in 2002 and 2001, outstanding 26,540,099 shares in 2002 and 27,323,084 shares in 2001, mandatory redemption in 2018	1,327,005	1,366,154

Shareholders' equity:
Common stock, $.10 par value per share. Authorized 400,000,000 shares; issued 84,764,347 shares in 2002 and 84,494,504 shares in 2001	8,476	8,449
Cost of treasury common stock, 723,415 shares in 2002 and 717,615 shares in 2001	(31,139)	(31,133)
Common stock reserved for issuance related to asbestos settlement, 9,000,000 shares, $.10 par value per share	900	—
Additional paid-in capital	1,037,150	699,088
Retained earnings	31,885	394,799
Deferred compensation	(9,853)	(10,973)

	1,037,419	1,060,230

Minimum pension liability	(2,212)	(2,237)
Accumulated translation adjustment	(222,218)	(207,710)
Unrecognized loss on derivative instruments	(29)	(131)

Accumulated other comprehensive loss	(224,459)	(210,078)

Total Shareholders' Equity	812,960	850,152

Total Liabilities, Preferred Stock and Shareholders' Equity	$4,260,766	$3,907,909

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2002, 2001 and 2000
(In thousands of dollars)

		Common Stock Reserved for Issuance Related to Asbestos Settlement
							Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Treasury Common Stock	Accumulated Translation Adjustment	Unrecognized Loss on Derivative Instruments	Minimum Pension Liability	Total
Balance at December 31, 1999	$8,413	$—	$632,230	$132,073	$(24,511)	$(23,652)	$(171,521)	$—	$(2,002)	$551,030

Effect of contingent stock transactions, net	19	—	8,607	—	7,438	(23)	—	—	—	16,041
Shares issued for non-cash compensation	1	—	2,049	—	—	15,405	—	—	—	17,455
Exercise of stock options	2	—	858	—	—	—	—	—	—	860
Purchase of preferred stock	—	—	45,283	—	—	—	—	—	—	45,283
Conversion of preferred stock	—	—	57	—	—	—	—	—	—	57
Purchase of common stock	—	—	—	—	—	(22,873)	—	—	—	(22,873)
FAS 87 pension adjustment	—	—	—	—	—	—	—	—	481	481
Foreign currency translation	—	—	—	—	—	—	(16,258)	—	—	(16,258)
Net earnings	—	—	—	225,319	—	—	—	—	—	225,319
Dividends on preferred stock	—	—	—	(64,266)	—	—	—	—	—	(64,266)

Balance at December 31, 2000	8,435	—	689,084	293,126	(17,073)	(31,143)	(187,779)	—	(1,521)	753,129

Effect of contingent stock transactions, net	11	—	1,664	—	6,100	10	—	—	—	7,785
Shares issued for non-cash compensation	1	—	374	—	—	—	—	—	—	375
Exercise of stock options	2	—	502	—	—	—	—	—	—	504
Purchase of preferred stock	—	—	7,456	—	—	—	—	—	—	7,456
Conversion of preferred stock	—	—	8	—	—	—	—	—	—	8
FAS 87 pension adjustment	—	—	—	—	—	—	—	—	(716)	(716)
Foreign currency translation	—	—	—	—	—	—	(19,931)	—	—	(19,931)
Unrecognized loss on derivative instruments	—	—	—	—	—	—	—	(131)	—	(131)
Net earnings	—	—	—	156,697	—	—	—	—	—	156,697
Dividends on preferred stock	—	—	—	(55,024)	—	—	—	—	—	(55,024)

Balance at December 31, 2001	8,449	—	699,088	394,799	(10,973)	(31,133)	(207,710)	(131)	(2,237)	850,152

Effect of contingent stock transactions, net	22	—	6,143	—	1,120	(6)	—	—	—	7,279
Shares issued for non-cash compensation	—	—	112	—	—	—	—	—	—	112
Exercise of stock options	5	—	912	—	—	—	—	—	—	917
Purchase of preferred stock	—	—	10,291	—	—	—	—	—	—	10,291
Conversion of preferred stock	—	—	24	—	—	—	—	—	—	24
FAS 87 pension adjustment	—	—	—	—	—	—	—	—	25	25
Foreign currency translation	—	—	—	—	—	—	(14,508)	—	—	(14,508)
Unrecognized gain on derivative instruments	—	—	—	—	—	—	—	102	—	102
Net loss	—	—	—	(309,069)	—	—	—	—	—	(309,069)
Dividends on preferred stock	—	—	—	(53,845)	—	—	—	—	—	(53,845)
Common stock reserved for issuance related to the asbestos settlement	—	900	320,580	—	—	—	—	—	—	321,480

Balance at December 31, 2002	$8,476	$900	$1,037,150	$31,885	$(9,853)	$(31,139)	$(222,218)	$(29)	$(2,212)	$812,960

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2002, 2001 and 2000
(In thousands of dollars)

	2002	2001	2000
Cash flows from operating activities:
Net (loss) earnings	$(309,069)	$156,697	$225,319
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	144,013	141,665	140,795
Other amortization, including goodwill in 2001 and 2000	20,942	78,951	78,846
Amortization of bond discount	744	561	318
Non-cash portion of restructuring and other charges (credits)	—	7,287	(1,247)
Non-cash portion of asbestos settlement	321,480	—	—
Deferred tax provisions	(257,208)	(9,083)	20,361
Net loss (gain) on disposals of property and equipment	136	(237)	594
Changes in operating assets and liabilities, net of businesses acquired:
Change in the Receivables Facility	(95,600)	95,600	—
Change in notes and accounts receivable, net of Receivables Facility	(22,718)	27,089	(41,316)
Inventories	(32,576)	16,531	(54,710)
Other current assets	(2,123)	(1,718)	3,432
Other assets	(19,999)	(3,918)	(12,645)
Accounts payable	23,722	(5,656)	(17,109)
Income taxes payable	12,733	35,711	966
Asbestos settlement liability	512,500	—	—
Other current liabilities	25,105	40,279	(8,632)
Other liabilities	1,857	(1,066)	(5,559)

Net cash provided by operating activities	323,939	578,693	329,413

Cash flows from investing activities:
Capital expenditures for property and equipment	(91,625)	(146,277)	(114,197)
Proceeds from sales of property and equipment	5,202	4,352	2,749
Businesses acquired in purchase transactions, net of cash acquired	(10,465)	(36,007)	(237,541)

Net cash used in investing activities	(96,888)	(177,932)	(348,989)

Cash flows from financing activities:
Proceeds from long-term debt	281,351	482,351	661,048
Payment of long-term debt	(240,007)	(631,502)	(369,661)
Payment of senior debt issuance costs	—	(2,241)	—
Termination of interest rate swap agreements	2,716	—	642
Net (payments of) proceeds from short-term borrowings	(77,096)	(163,756)	129,482
Purchases of treasury common stock	—	—	(22,873)
Purchases of preferred stock	(28,834)	(18,754)	(323,948)
Dividends paid on preferred stock	(40,548)	(69,185)	(67,880)
Proceeds from stock option exercises	917	504	861

Net cash (used in) provided by financing activities	(101,501)	(402,583)	7,671

Effect of exchange rate changes on cash and cash equivalents	(12,604)	4,398	9,462

Cash and cash equivalents:
Net change during the period	112,946	2,576	(2,443)
Balance, beginning of period	13,805	11,229	13,672

Balance, end of period	$126,751	$13,805	$11,229

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
Years Ended December 31, 2002, 2001 and 2000
(In thousands of dollars)

	2002	2001	2000
Net (loss) earnings	$(309,069)	$156,697	$225,319
Other comprehensive (loss) income:
Minimum pension liability, net of income tax expense (benefit) of $76, $(477) and $326, in 2002, 2001 and 2000, respectively	25	(716)	481
Unrecognized gain (loss) on derivative instruments, net of income tax expense (benefit) of $75 and $(79), in 2002 and 2001, respectively	102	(131)	—
Foreign currency translation adjustments	(14,508)	(19,931)	(16,258)

Comprehensive (loss) income	$(323,450)	$135,919	$209,542

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands of dollars, except share and per share data)

Note 1 General

Sealed Air Corporation (the "Company"), operating through its subsidiaries, is engaged in the manufacture and sale of a wide range of food, protective and specialty packaging products.

The Company conducts substantially all of its business through two direct wholly-owned subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US). These two subsidiaries directly and indirectly own substantially all of the assets of the business and conduct operations themselves and through subsidiaries around the globe. This corporate structure was established in connection with the Cryovac Transaction. See Note 18 for a description of the Cryovac Transaction and certain related terms used in these notes.

Note 2 Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. These estimates include assessing the collectibility of accounts receivable, the use and recoverability of inventory, the realization of deferred tax assets, useful lives and recoverability of tangible and intangible assets and accruals for commitments and contingencies, among others. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

Revenue Recognition

The Company's revenue earning activities primarily involve manufacturing and selling goods, and revenues are considered to be earned when the Company has completed the process by which it is entitled to such revenues. The following criteria are used for revenue recognition: persuasive evidence of an arrangement exists, shipment has occurred, selling price is fixed or determinable, and collection is reasonably assured.

Cash and Cash Equivalents

Investments with original maturities of three months or less are considered to be cash equivalents. The Company's policy is to invest cash in excess of short-term operating and debt service requirements in such cash equivalents. These instruments are stated at cost, which approximates market value because of the short maturity of the instruments.

Allowance for Doubtful Accounts

The Company maintains accounts receivable allowances for estimated losses resulting from the inability of its customers to make required payments. Additional allowances may be required if the financial condition of the Company's customers deteriorates.

Commitments and Contingencies — Litigation

On an ongoing basis, the Company assesses the potential liabilities related to any lawsuits or claims brought against the Company. While it is typically very difficult to determine the timing and ultimate outcome of such actions, the Company uses its best judgment to determine if it is probable that it will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, the Company makes estimates of the amount of insurance recoveries, if any. The Company accrues a liability when it believes a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recovery, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that the Company has previously made.

Self-Insurance

The Company retains the obligation for certain claims and losses related to property, casualty, workers' compensation and employee benefit claims. The Company accrues for outstanding reported claims, claims that have been incurred but not reported and projected claims based upon management's estimates of the aggregate liability for uninsured claims using historical experience, insurance company estimates and the estimated trends in claim values. Although management believes it has the ability to adequately project and record estimated claim payments, it is possible that actual results could differ significantly from the recorded liabilities.

Pensions

Although the Company maintains a non-contributory profit sharing and contributory thrift and retirement savings plans in which most U.S. employees of the Company are eligible to participate, the Company does maintain defined benefit pension plans for certain of its U.S. and non-U.S. employees. The Company accounts for such pension plans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions" ("SFAS No. 87"). Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and performance of plan assets. Certain of these assumptions include the discount rate used to measure future obligations, the expected future rate of return on plan assets, the expected rate of future compensation increases and various other actuarial assumptions. Changes to these assumptions could have a significant impact on costs and liabilities recorded under SFAS No. 87.

Financial Instruments

The Company has limited involvement with derivative financial instruments. These financial instruments generally include cross currency swaps, interest rate swaps, caps and collars and foreign exchange forward contracts and options relating to the Company's borrowing and trade activities. Such financial instruments are used from time to time to manage the Company's exposure to fluctuations in interest rates and foreign exchange rates. The Company does not purchase, hold or sell derivative financial instruments for trading or speculative purposes. The Company is exposed to credit risk if the counterparties to such transactions are unable to perform their obligations. However, the Company seeks to minimize such risk by entering into transactions with counterparties that are major financial institutions with high credit ratings.

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138 ("SFAS No. 133"), which require that all derivative instruments be reported on the balance sheet at fair value and establish criteria for designation and effectiveness of transactions entered into for hedging purposes. Prior to entering into any derivative transaction, the Company identifies the specific financial risk to which the Company is exposed, the appropriate hedging instrument to be used to reduce the risk and the correlation between the financial risk and the hedging instrument. Purchase orders and historical data are used as the basis for determining the anticipated values of the transactions to be hedged. The Company does not enter into derivative transactions that do not have a high correlation with the underlying financial risk. The Company regularly reviews its hedge positions and the correlation between the transaction risks and the hedging instruments.

The Company accounts for derivative instruments as hedges of the related underlying risks if such derivative instruments are designated by the Company as hedges and are effective as hedges of recognized assets or liabilities, forecasted transactions, unrecognized firm commitments or forecasted intercompany transactions.

Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive income (loss), to the extent that hedges are effective and until the underlying transactions are recognized in the consolidated statement of operations, at which time such gains and losses are recognized in the consolidated statement of operations. Gains and losses on qualifying fair value hedges and the related loss or gain on the hedged item attributable to the hedged risk are recognized in the consolidated statement of operations.

The Company's practice is to terminate derivative transactions if the underlying asset or liability matures or is sold or terminated, or if the underlying forecasted transaction is no longer deemed to be probable of occurring.

Prior to the adoption of SFAS No. 133, the Company recorded realized and unrealized gains and losses from foreign exchange hedging instruments (including cross currency swaps, forwards and options) differently depending on whether the instrument qualified for hedge accounting. Gains and losses on those foreign exchange instruments that qualified as hedges were deferred as part of the cost basis of the asset or liability being hedged and were recognized in the consolidated statement of operations in the same period as the underlying transaction. Realized and unrealized gains and losses on instruments that did not qualify for hedge accounting were recognized currently in the consolidated statement of operations. The Company recorded net payments or receipts from interest rate swaps, caps, collars and the interest rate component of cross currency swaps as adjustments to interest expense on a current basis. If an interest rate hedging instrument was terminated prior to its maturity date, any gain or loss would have been amortized into earnings over the shorter of the original term of the derivative instrument and the remaining term of the underlying transaction.

Accounts Receivable Securitization

The Company's two primary U.S. operating subsidiaries sell eligible U.S. accounts receivable to an indirectly wholly-owned subsidiary of the Company that was formed for the sole purpose of entering into an accounts receivable securitization program. Such wholly-owned subsidiary in turn sells an undivided ownership interest in such receivables to a bank or an issuer of commercial paper administered by that bank. Such wholly-owned subsidiary retains the receivables it purchases from the two operating subsidiaries, except those as to which interests are sold by it to the bank or to the issuer of commercial paper. The undivided ownership interest amounts sold are removed from the Company's consolidated balance sheets at that time, and the proceeds from the sale are reflected in cash provided by operating activities in the consolidated statement of cash flows. The retained receivables are included in notes and accounts receivable on the Company's consolidated balance sheets, and the carrying amounts thereof approximate fair value because of the relatively short-term nature of the receivables. Costs associated with the sale of receivables are included in other income (expense), net, in the Company's consolidated statements of operations.

Inventories

Inventories are stated at the lower of cost or market. The cost of most U.S. inventories is determined on a last-in, first-out ("LIFO") basis, while the cost of other inventories is determined on a first-in, first-out ("FIFO") basis.

Property and Equipment

Property and equipment are stated at cost, except for property and equipment that have been impaired, for which the carrying amount is reduced to the estimated fair value at the impairment date. Significant improvements are capitalized; repairs and maintenance costs that do not extend the lives of the assets are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any resulting gain or loss is recognized upon the disposition of the assets.

The cost of property and equipment is depreciated over their estimated useful lives on a straight-line basis as follows: buildings — 20 to 40 years; machinery and other property and equipment — 3 to 20 years.

Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of the purchase price of net tangible and identifiable intangible assets acquired in business combinations over their estimated fair value. Identifiable intangible assets are included in other assets at cost and consist primarily of patents, licenses, trademarks and non-compete agreements. They are amortized over the shorter of their legal lives or their estimated useful lives on a straight-line basis, generally ranging from 3 to 20 years. Identifiable intangibles, other than goodwill, individually and in the aggregate comprise less than 5% of the Company's consolidated assets.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. A review of goodwill may be initiated prior to conducting the annual analysis if events or changes in circumstances indicate that the carrying value of goodwill may be impaired. A reporting unit is the operating segment unless, at businesses one level below that operating segment (the "component" level), discrete financial information is prepared and regularly reviewed by management, and such businesses have economic characteristics that are different from the economic characteristics of the other components of the operating segments, in which case such component is the reporting unit. A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. An estimate of fair values for the Company as a whole and each of the Company's reporting units is derived by using discounted cash flows, equity market capitalization and comparative market multiples. The Company performs this annual test for impairment during the fourth quarter of each year. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

The Company adopted the provisions of SFAS No. 141 upon issuance and adopted SFAS No. 142 effective January 1, 2002. Any goodwill and any intangible assets determined to have an indefinite useful life that were acquired in a purchase business combination completed after June 30, 2001 were not amortized, but were evaluated for impairment. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized through the end of 2001.

Impairment of Long-Lived Assets

The Company periodically reviews long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairments are recognized when the expected future undiscounted cash flows derived from such assets are less than their carrying value. For such cases, losses are recognized for the difference between the fair value and the carrying amount. Assets to be disposed of by sale or abandonment, and where management has the current ability to remove such assets from operations, are recorded at the lower of carrying amount or fair value less cost of disposition. Depreciation for these assets is suspended during the disposal period, which is generally less than one year. Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and possible impairment expense in the Company's consolidated financial statements.

Stock-Based Compensation

The Company follows the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company continues to follow the measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees."

Foreign Currency Translation

In non-U.S. locations that are not considered highly inflationary, the balance sheets are translated at the end of period exchange rates with translation adjustments accumulated in shareholders' equity. Statements of operations are translated at the average exchange rates during the applicable period. Assets and liabilities of the Company's operations in countries with highly inflationary economies are translated at the end of period exchange rates, except that certain financial statement amounts are translated at historical exchange rates. Items included in statements of operations of the Company's operations in countries with highly inflationary economies are translated at average rates of exchange prevailing during the period, except that certain financial statement amounts are translated at historical exchange rates.

Income Taxes

The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. The Company's non-U.S. subsidiaries file income tax returns in their respective local jurisdictions. The Company provides for income taxes on those portions of its foreign subsidiaries' accumulated earnings that it believes are not reinvested indefinitely in their businesses.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax benefit carryforwards. Deferred tax liabilities and assets at the end of each period are determined using enacted tax rates.

The Company believes that its taxable earnings during the periods when the temporary differences giving rise to deferred tax assets become deductible or when tax benefit carryforwards may be utilized should be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration date of tax benefit carryforwards or the projected taxable earnings indicate that realization is not likely, a valuation allowance is provided.

In assessing the need for a valuation allowance, the Company estimates future taxable earnings, with consideration for the feasibility of ongoing tax planning strategies and the realizability of tax benefit carryforwards, to determine which deferred tax assets are more likely than not to be realized in the future. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable earnings. In the event that actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact the Company's consolidated financial statements.

Research and Development

Research and development costs are expensed as incurred and amounted to $59,283, $55,779 and $54,264 in 2002, 2001 and 2000, respectively.

(Loss) Earnings per Common Share

Basic (loss) earnings per common share is calculated by dividing net (loss) earnings ascribed to common shareholders by the weighted average common shares outstanding for the period. Net (loss)

earnings ascribed to common shareholders represents net (loss) earnings plus gains attributable to the repurchase of preferred stock for an amount below its book value less preferred stock dividends. The computation of diluted (loss) earnings per common share is similar, except that the weighted average common shares outstanding for the period are adjusted to reflect the potential issuance of dilutive shares, and the related change in net (loss) earnings ascribed to common shareholders that would occur is factored into the calculation.

Environmental Expenditures

Environmental expenditures that relate to ongoing business activities are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future net sales, are expensed. Liabilities are recorded when the Company determines that environmental assessments or remediations are probable and that the cost or a range of costs to the Company associated therewith can be reasonably estimated.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year's presentation.

Note 3 Business Segment Information

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

The Food Packaging segment includes flexible materials and related systems (shrink bag and film products, laminated films, and packaging systems marketed primarily under the Cryovac® trademark for packaging a broad range of perishable foods). This segment also includes rigid packaging and absorbent pads (foam and solid plastic trays and containers for the packaging of a wide variety of food products and absorbent pads used for the packaging of meat, fish and poultry). Net sales of flexible materials and related systems were: 2002 — $1,657,185; 2001 — $1,592,142; and 2000 — $1,599,230. Net sales of rigid packaging and absorbent pads were: 2002 — $300,893; 2001 — $288,139; and 2000—$238,064. Products in this segment are primarily sold to food processors, distributors and food service businesses.

The Protective and Specialty Packaging segment includes cushioning and surface protection products (including Bubble Wrap® cushioning and other air cellular cushioning materials, shrink and non-shrink films principally for non-food applications, polyurethane foam packaging systems sold under the Instapak® trademark, polyethylene foam sheets and planks, Jiffy® mailers and bags and other protective and durable mailers and bags, certain paper-based protective packaging materials, suspension and retention packaging, inflatable packaging, and packaging systems) and other products. Net sales of cushioning and surface protection products were: 2002 — $1,201,351; 2001 — $1,153,123; and 2000 — $1,199,059. Net sales of other products for 2002, 2001 and 2000 were approximately 1% of consolidated net sales. Products in this segment are primarily sold to distributors and manufacturers in a wide variety of industries.

	2002	2001	2000
Net sales
Food Packaging	$1,958,078	$1,880,281	$1,837,294
Protective and Specialty Packaging	1,246,178	1,187,201	1,230,420

Total	$3,204,256	$3,067,482	$3,067,714

Operating profit
Food Packaging	$325,284	$287,701	$288,880
Protective and Specialty Packaging	219,376	210,982	249,684

Total segments	544,660	498,683	538,564
Restructuring and other credits (charges)(1)	1,348	(32,805)	1,247
Corporate operating expenses (including goodwill amortization of $57,005 and $51,776 in 2001 and 2000, respectively)	(29,622)	(78,487)	(71,348)

Total	$516,386	$387,391	$468,463

Depreciation and amortization
Food Packaging	$105,768	$105,333	$108,050
Protective and Specialty Packaging	59,187	57,387	58,954

Total segments	164,955	162,720	167,004
Corporate (including goodwill in 2001 and 2000 and other amortization)	—	57,896	52,637

Total	$164,955	$220,616	$219,641

Capital expenditures
Food Packaging	$61,823	$103,837	$75,773
Protective and Specialty Packaging	29,802	42,440	38,424

Total	$91,625	$146,277	$114,197

Assets(2)
Food Packaging	$1,476,242	$1,284,080	$1,392,172
Protective and Specialty Packaging	841,037	704,201	734,303

Total segments	2,317,279	1,988,281	2,126,475
Corporate (including goodwill of $1,926,244, $1,913,000 and $1,959,909 in 2002, 2001 and 2000, respectively)	1,943,487	1,919,628	1,964,407

Total	$4,260,766	$3,907,909	$4,090,882

(1)
Includes a credit of $2,957 for Food Packaging and a charge of $1,609 for Protective and Specialty Packaging in 2002. In 2001 includes a $21,116 charge related to the Food Packaging segment (including a net non-cash charge of $1,361) and a $11,689 charge related to the Protective and Specialty Packaging segment (including a net non-cash charge of $5,926). The 2000 period includes a non-cash credit of $1,247 related to the Food Packaging segment.
(2)
Plant, equipment and other resources of the Food Packaging segment are used to manufacture films sold by the Protective and Specialty Packaging segment for non-food applications. A proportionate share of capital expenditures, assets, depreciation and other costs of manufacturing are allocated to the Protective and Specialty Packaging segment.

Note 3 Business Segment Information (Continued)

Geographic Information

	2002	2001	2000
Net sales:(1)
United States	$1,758,761	$1,680,204	$1,689,467
Canada	100,805	93,460	92,559
Europe	819,531	775,673	762,271
Latin America	217,006	225,573	225,229
Asia Pacific	308,153	292,572	298,188

Total	$3,204,256	$3,067,482	$3,067,714

Total long-lived assets:(1)
United States (2)	$2,589,109	$2,606,734	$2,635,928
Canada	27,273	26,999	31,228
Europe	328,920	309,211	307,700
Latin America	43,803	63,440	62,120
Asia Pacific	131,160	119,487	126,675

Total	$3,120,265	$3,125,871	$3,163,651

(1)
Net sales attributed to the geographic areas represent trade sales to external customers. No non-U.S. country has net sales in excess of 10% of consolidated net sales or long-lived assets in excess of 10% of consolidated long-lived assets.
(2)
Includes goodwill, net, of $1,926,244, $1,913,000 and $1,959,909 in 2002, 2001 and 2000, respectively.

Note 4 Accounts Receivable Securitization

In December 2001, the Company and certain of its U.S. subsidiaries entered into an accounts receivable securitization program (the "Receivables Facility") with a bank (the "Bank") and an issuer of commercial paper administered by the Bank (the "ICP"). Under the Receivables Facility, the Company's two primary operating subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US) (the "Originators"), sell all of their eligible U.S. accounts receivable to Sealed Air Funding Corporation ("SA Funding Corp."), an indirectly wholly-owned subsidiary of the Company that was formed for the sole purpose of entering into the Receivables Facility. SA Funding Corp. in turn may sell undivided ownership interests in these receivables ("Receivables Interests") to the Bank and the ICP, subject to certain conditions, up to a maximum of $125,000 of Receivables Interests outstanding from time to time.

SA Funding Corp. retains the receivables it purchases from the Originators, except those as to which Receivables Interests are sold by it to the Bank or the ICP. Sales of accounts receivable by the Originators to SA Funding Corp. and sales of Receivables Interests from SA Funding Corp. to the Bank and the ICP have been structured as "true sales" under applicable laws, and the assets of SA Funding Corp. are not available to pay any creditors of the Company or of its subsidiaries or affiliates. These transactions are accounted for as sales of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities."

In order to secure the performance of their obligations under the Receivables Facility, SA Funding Corp. and the Originators granted a first priority security interest to the Bank, as agent, in certain collateral, including accounts receivable owned by them and proceeds and collections of those receivables. The Bank and the ICP have no recourse to the Company's, the Originators' or SA Funding Corp.'s other assets for any losses resulting from the financial inability of customers to pay amounts due on the receivables when they become due. As long as a termination event with respect to the Receivables Facility has not occurred, the Originators service, administer and collect the receivables under the Receivables Facility as agent on behalf of SA Funding Corp., the Bank and the ICP. Prior to a termination event under the Receivables Facility, collections of receivables not otherwise required to be paid to the Bank or the ICP are used by SA Funding Corp. to purchase new eligible receivables from the Originators. The Company has undertaken to cause the Originators to perform their obligations under the Receivables Facility.

The scheduled expiration date for the Receivables Facility is December 7, 2004. The Bank has extended its commitment to make purchases of Receivables Interests from SA Funding Corp. from December 7, 2002 to January 26, 2004. However, under the terms of the extension, SA Funding Corp. may not sell any Receivables Interests to the Bank or the ICP until a definitive settlement agreement, satisfactory to the Bank, has been entered into relating to the asbestos settlement (see Note 18).

Under certain limited circumstances, the Bank and the ICP can terminate purchases of Receivables Interests prior to the above dates. Events that could result in termination of the Receivables Facility include a downgrade of the Company's long-term senior unsecured debt to BB- or below by Standard & Poor's Rating Services ("Standard & Poor's") or Ba3 or below by Moody's Investors Service, Inc. ("Moody's"), and failure to comply with interest coverage and debt leverage ratios. In connection with recording the accounting charge in the fourth quarter of 2002 for the asbestos settlement and related costs, the Company requested and received a waiver of compliance with the interest coverage and leverage ratios provided for in the Receivables Facility. After reflecting such waiver, the Company was in compliance with the requirements of the Receivables Facility as of December 31, 2002. Since such waiver was as of December 31, 2002, the Company anticipates that it will request a waiver or amendment for future applicable periods.

The Receivables Facility provides for the payment from time to time of program fees which, after the Bank's extension of the Facility to January 2004, were 0.45% per annum (0.375% per annum at December 31, 2002) on the Receivables Interests sold by SA Funding Corp. and commitment fees which were 0.40% per annum (0.325% per annum at December 31, 2002) on the unused portion of the $125,000 Receivables Facility.

During 2002, SA Funding Corp. sold Receivables Interests to the ICP from time to time; however, as of December 31, 2002, neither the Bank nor the ICP held any Receivables Interests.

In December 2001, receivables sold by the Originators to SA Funding Corp. amounted to approximately $176,900. SA Funding Corp. in turn sold Receivables Interests of $95,600 under the Receivables Facility, and this amount was removed from the Company's consolidated balance sheet. This amount was used to pay down certain of the Company's outstanding borrowings. SA Funding Corp. retained the remaining $81,300 of receivables that it acquired from the Originators. These retained receivables at December 31, 2001 were included in notes and accounts receivable on the

Company's consolidated balance sheet. The carrying amount of the retained receivables approximates fair value because of the relatively short-term nature of the receivables.

The costs associated with the Receivables Facility are included in other income (expense), net in the Company's consolidated statements of operations for the years ended December 31, 2002 and 2001. These costs primarily relate to the loss on the sale of the Receivables Interests to the Bank or the ICP, which were approximately $409 and $75 for 2002 and 2001, respectively, and program and commitment fees and other associated costs, which were approximately $400 and $343 for 2002 and 2001, respectively.

Note 5 Acquisitions

In 2002, 2001 and 2000, the Company made several acquisitions (including the acquisitions of Dolphin Packaging plc and Shanklin Corporation in the third and fourth quarters of 2000, respectively). These businesses were acquired for cash in the aggregate amount of $10,465, $36,007 and $237,541 in 2002, 2001 and 2000, respectively, and were accounted for under the purchase method of accounting. These acquisitions resulted in goodwill of approximately $7,300 in 2002, $16,700 in 2001 and $153,000 in 2000. In each year, cash used for acquisitions was net of cash acquired in those acquisitions. Cash acquired in acquisitions was not material in 2002 or 2001 and was $8,589 in 2000. The Company did not assume any debt in acquisitions in 2002. In 2001 and 2000, the Company assumed approximately $19,000 and $16,600, respectively, of debt in acquisitions. These acquisitions were not material to the Company's consolidated financial statements.

Note 6 Inventories

	December 31,
	2002	2001
Inventories (at FIFO, which approximates current cost):
Raw materials	$76,893	$69,312
Work in process	71,287	65,148
Finished goods	198,440	174,968

	346,620	309,428
Reduction of certain inventories to LIFO basis	(17,171)	(20,858)

Total	$329,449	$288,570

Inventories accounted for on a LIFO basis represented approximately 40% of total inventories at December 31, 2002 and 2001, respectively.

Note 7 Property and Equipment

	December 31,
	2002	2001
Land and improvements	$27,335	$29,784
Buildings	449,945	413,320
Machinery and equipment	1,616,029	1,466,954
Other property and equipment	119,592	110,666
Construction-in-progress	79,560	139,448

	2,292,461	2,160,172
Accumulated depreciation and amortization	(1,279,444)	(1,109,734)

Property and equipment, net	$1,013,017	$1,050,438

Interest cost capitalized during 2002, 2001 and 2000 was $8,100, $6,800 and $3,300, respectively.

Note 8 Other Liabilities

	December 31,
	2002	2001
Other current liabilities:
Accrued salaries, wages and related costs	$127,451	$94,145
Accrued operating expenses	90,520	90,927
Income taxes payable	85,837	71,263
Accrued customer volume rebates	65,963	49,832
Accrued dividends and interest	37,231	22,995
Accrued restructuring costs (Note 10)	6,570	19,697

Total	$413,572	$348,859

	December 31,
	2002	2001
Other liabilities:
Other postretirement benefits	$2,470	$3,082
Non-U.S. statutory social security and pension obligations	37,128	33,395
Other various liabilities	29,382	29,205

Total	$68,980	$65,682

Non-U.S. statutory social security and pension obligations primarily represent the present value of the Company's unfunded future obligations for certain eligible, active non-U.S. employees based on actuarial calculations.

Note 9 Income Taxes

The components of (loss) earnings before income taxes were as follows:

	2002	2001	2000
Domestic	$(561,409)	$213,689	$310,361
Foreign	169,476	83,763	103,068

Total	$(391,933)	$297,452	$413,429

The components of the (benefit) provision for income taxes were as follows:

	2002	2001	2000
Current tax expense:
Federal	$90,312	$82,124	$96,864
State and local	19,110	17,828	23,498
Foreign	64,922	49,886	47,387

Total current	174,344	149,838	167,749

Deferred tax (benefit) expense:
Federal	(237,952)	2,089	14,769
State and local	(22,891)	449	3,668
Foreign	3,635	(11,621)	1,924

Total deferred	(257,208)	(9,083)	20,361

Total (benefit) provision	$(82,864)	$140,755	$188,110

Deferred tax assets (liabilities) consist of the following:

	December 31,
	2002	2001
Asbestos settlement	$261,893	$—
Accruals not yet deductible for tax purposes	17,765	22,002
Foreign net operating loss carryforwards and investment tax allowances	17,659	16,256
Employee benefit items	12,778	12,226
Inventories	14,073	10,994
Other	6,242	9,165

Gross deferred tax assets	330,410	70,643
Valuation allowance	(17,521)	(15,956)

Total deferred tax assets	312,889	54,687

Depreciation and amortization	(108,684)	(111,216)
Unremitted foreign earnings	(43,673)	(39,645)
Intangibles	(27,953)	(27,021)
Pension	(18,605)	(19,008)
Capitalized interest	(8,617)	(10,166)
Other	(14,794)	(12,228)

Total deferred tax liabilities	(222,326)	(219,284)

Net deferred tax assets (liabilities)	$90,563	$(164,597)

The U.S. federal statutory corporate tax rate reconciles to the Company's effective tax rate as follows:

	2002	2001	2000
Statutory U.S. federal tax rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal tax benefit	(0.6)	4.0	4.3
Income taxes on foreign earnings	1.6	1.6	1.0
Goodwill amortization	—	6.2	4.1
Asbestos settlement	11.5	—	—
Non-deductible expenses	1.4	0.5	1.1

Effective tax rate	(21.1)%	47.3%	45.5%

The Company has concluded that it is more likely than not that the $312,889 balance of deferred tax assets, net of the valuation allowance of $17,521 at December 31, 2002, will be realized based upon anticipated future results. The valuation allowance is related to the uncertainty of utilizing $27,898 of foreign net operating loss carryforwards ($8,111 tax effected) and $33,603 of foreign investment tax allowances ($9,410 tax effected) that have no expiration period.

The Company provides for income taxes on those portions of its foreign subsidiaries' accumulated earnings that it believes are not reinvested indefinitely in their businesses. As of December 31, 2002, the Company has provided $43,673 of taxes in respect of such accumulated earnings.

Note 10 Restructuring Costs and Other Charges

2001 Restructuring Program

During 2001, based primarily on weakening economic conditions, especially in the U.S., the Company conducted a review of its business to reduce costs and expenses, simplify business processes and organizational structure, and to refine further the Company's manufacturing operations and product offerings. As a result of such review, which was completed in the fourth quarter of 2001, the Company announced and began implementing a restructuring program that resulted in charges to operations of $32,805 for 2001. Such charges included the following:

Year Ended December 31, 2001
Employee termination costs	$23,877
Facility exit costs	1,641
Long-lived asset impairments	7,287

Total	$32,805

The portion of this restructuring charge related to the Company's food packaging segment was $21,116 and the portion applicable to the protective and specialty packaging segment was $11,689.

The Company originally expected to incur $25,518 of cash outlays to carry out this restructuring program. Such cash outlays included primarily severance and other personnel-related costs as well as lease and other contractual arrangement termination costs. As of December 31, 2002, the Company had made total cash payments of approximately $17,600, of which approximately $11,779 were made in 2002 and $5,821 were made in 2001. The cash restructuring liability recorded in 2001 of $25,518 was adjusted in 2002 for a net credit of $1,348, discussed below. After such cash outlays and the net credit, the restructuring liability at December 31, 2002 was $6,570, representing cash outlays expected to be made in 2003 and future years, primarily for severance-related costs. The 2001 restructuring program was substantially completed at December 31, 2002.

The long-lived asset impairment of $7,287 included the following write-downs and write-offs:

Year Ended December 31, 2001
Property, plant and equipment	$3,877
Goodwill	3,342
Certain other long-lived assets	68

Total	$7,287

These long-lived asset impairments related to decisions to rationalize and realign production of certain small product lines and to close several manufacturing and warehouse facilities in North America, Europe, South Africa and the Asia Pacific region. The annual reduction of depreciation and amortization expense as a result of such asset impairments was $365. The Company has disposed of all of the above property, plant and equipment.

During 2002, the Company made an adjustment to the original 2001 restructuring provision, resulting in a net credit to the consolidated statement of operations of $1,348. The portion of this net credit related to the Company's food packaging segment amounted to a credit of $2,957, while the portion applicable to the protective and specialty packaging segment amounted to a charge of $1,609. Such adjustment resulted from the completion of certain actions for amounts different than expected, certain headcount reductions obtained through attrition, and the revision of a plan to shut down one of the Company's manufacturing facilities.

As a result of the 2002 adjustments to the 2001 restructuring program, the Company now expects a net reduction in headcount of approximately 440 positions. This program originally estimated a net headcount reduction of approximately 470. The revised net headcount reduction was reduced by approximately 30 positions that were eliminated by attrition. This net reduction consists of the elimination of 677 positions from all geographic areas in which the Company does business but primarily from its manufacturing, sales and marketing functions in North America and Europe. As of December 31, 2002, 657 of these 677 positions had been eliminated. The Company also anticipates the addition of 237 positions in connection with its realignment or relocation of certain manufacturing activities.

The components of the restructuring charges, spending and other activity through December 31, 2002 and the remaining liability balance at December 31, 2002 were as follows:

	Employee Termination Costs	Plant/Office Exit Cost	Total Cost
Restructuring liability recorded in 2001	$23,877	$1,641	$25,518
Cash payments during 2001	(5,644)	(177)	(5,821)

Restructuring liability at December 31, 2001	18,233	1,464	19,697
Reversal of restructuring liability, net	(1,285)	(63)	(1,348)
Cash payments during 2002	(11,118)	(661)	(11,779)

Restructuring liability at December 31, 2002	$5,830	$740	$6,570

1998 Restructuring Program

All restructuring actions related to the 1998 restructuring program, consisting of final cash outlays for severance and other personnel-related costs, were completed during 2001 as follows:

Employee Termination Costs
Restructuring liability at December 31, 2000	$537
Payments during 2001	(537)

Restructuring liability at December 31, 2001	$—

Note 11 Employee Benefits and Incentive Programs

Profit-Sharing and Retirement Savings Plans

The Company has a non-contributory profit-sharing plan covering most of the Company's U.S. employees. Contributions to this plan, which are made at the discretion of the Board of Directors, may be made in cash, shares of the Company's common stock, or in a combination of cash and shares of the Company's common stock. The Company also maintains contributory thrift and retirement savings plans in which most U.S. employees of the Company are eligible to participate. The contributory thrift and retirement savings plans generally provide for Company contributions based upon the amount contributed to the plans by the participants. Company contributions to or provisions for its profit-sharing and retirement savings plans are charged to operations and amounted to $36,248, $26,064 and $22,004 in 2002, 2001 and 2000, respectively. In 2002 and 2001, there were no shares of common stock issued for the Company's contribution to its profit-sharing plan. The value of shares of common stock issued as part of the Company's contribution to the profit-sharing plan in 2000 was $13,877.

Pension Plans

The Company maintains pension plans for certain U.S. employees, including certain employees who are covered by collective bargaining agreements. Net periodic pension costs for all U.S. defined benefit pension plans charged to operations during 2002, 2001 and 2000 amounted to $1,008, $850 and $624, respectively. The balance sheets as of December 31, 2002 and 2001 include prepaid pension assets of $12,172 and $7,829, respectively. The aggregate benefit obligation at December 31, 2002 and 2001 amounted to $23,808 and $19,671, respectively, while the fair value of plan assets at such dates amounted to $21,046 and $18,862, respectively.

Note 11 Employee Benefits and Incentive Programs (Continued)

Certain of the Company's non-U.S. employees participate in defined benefit pension plans in their respective countries. The following presents the Company's funded status for 2002 and 2001 under SFAS No. 132 for its non-U.S. pension plans.

	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of period	$133,830	$137,126
Service cost	4,841	4,901
Interest cost	8,035	7,912
Plan amendment	445	—
Actuarial (gain) loss	(10,926)	873
Plan merger	(140)	—
Curtailment gain	—	(1,042)
Benefits paid	(7,612)	(10,864)
Employee contributions	1,145	926
Foreign exchange impact	15,064	(6,002)

Benefit obligation at end of period	$144,682	$133,830

Change in plan assets:
Fair value of plan assets at beginning of period	$125,711	$150,478
Plan merger	(140)	—
Actual loss on plan assets	(17,412)	(9,796)
Employer contributions	10,341	1,809
Benefits paid	(7,612)	(10,864)
Assets transferred to defined contribution plan	(1,228)	(509)
Employee contributions	1,145	926
Foreign exchange impact	10,979	(6,333)

Fair value of plan assets at end of period	$121,784	$125,711

Funded status:
Plan assets less than benefit obligation	$(22,897)	$(8,119)
Unrecognized net obligation	255	286
Unrecognized net prior service cost	990	712
Unrecognized net actuarial loss	58,699	39,320

Net asset recognized at end of period	$37,047	$32,199

Amount recognized in the consolidated balance sheet consists of:
Prepaid benefit cost	$63,408	$53,039
Accrued benefit liability	(30,538)	(25,131)
Intangible asset	550	563
Accumulated other comprehensive income	3,627	3,728

Net amount recognized	$37,047	$32,199

The following presents the Company's pension expense for 2002, 2001 and 2000 under SFAS No. 132 for its non-U.S. pension plans.

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
Components of net periodic benefit cost:
Service cost	$4,841	$4,901	$6,754
Interest cost	8,035	7,912	7,390
Expected return on plan assets	(10,450)	(12,364)	(13,060)
Amortization of obligation (asset)	78	36	(159)
Amortization of prior service cost	135	110	115
Amortization of net actuarial loss	2,779	583	326

Net periodic pension cost	$5,418	$1,178	$1,366

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $41,831, $36,186 and $8,596 as of December 31, 2002, respectively, and $26,733, $24,009 and $7,612 as of December 31, 2001, respectively.

The following significant assumptions were used in calculating the non-U.S. pension cost and funded status presented above:

	2002	2001	2000
Discount rate at December 31	5.5%	5.8%	5.9%
Expected long-term rate of return	7.9%	8.1%	8.6%
Rate of compensation increase	3.4%	3.5%	3.9%

Note 12 Debt

A summary of debt at December 31, 2002 and 2001 follows:

	December 31, 2002	December 31, 2001
Short-term borrowings and current portion of long-term debt:
Short-term borrowings	$53,355	$135,548
Current portion of long-term debt	2,049	1,943

Total current debt	55,404	137,491

Long-term debt, less current portion:
Revolving Credit Agreement due March 2003	—	7,539
5.625% Euro Notes due July 2006, less discount of $790 and $844 in 2002 and 2001, respectively(1)	205,228	175,666
8.75% Senior Notes due July 2008, less discount of $1,201 and $3,999 in 2002 and 2001, respectively	298,799	296,001
6.95% Senior Notes due May 2009, less discount of $1,550 and $1,736 in 2002 and 2001, respectively	298,450	298,264
Other	65,553	10,641

Total long-term debt, less current portion	868,030	788,111

Total debt	$923,434	$925,602

(1)
The carrying value of the Euro Notes increased approximately $29,000, primarily as a result of the strengthening of the euro compared to the U.S. dollar during 2002.

In March 2002, the Company refinanced a portion of its short-term borrowings in Australia and New Zealand under an Australian dollar 175,000 (approximately U.S. $92,300 at the then current exchange rate) dual-currency revolving credit facility that expires on March 12, 2005 (the "ANZ Facility"). This facility was made available to certain of the Company's Australian and New Zealand subsidiaries by a syndicate of banks, and such borrowings are guaranteed by the Company. The amount outstanding under this facility at December 31, 2002 was approximately $57,500. Such amount is included in other long-term debt in the table above.

Substantially all the Company's short-term borrowings of $53,355 at December 31, 2002 were outstanding under lines of credit available to various of the Company's U.S. and foreign subsidiaries. Amounts available under these credit lines as of December 31, 2002 and 2001 were approximately $209,000 and $326,000, respectively, of which approximately $155,000 and $190,000, respectively, were unused.

At December 31, 2002 and 2001, the Company had available committed and uncommitted lines of credit, including the credit lines discussed above, of approximately $832,000 and $1,046,000, respectively, of which approximately $721,000 and $903,000, respectively, were unused. Such credit lines include amounts available under the 2003 Facility (defined below), the 364-Day Facility (defined below) at December 31, 2001 and other lines of credit available to the Company's subsidiaries. As of December 31, 2002, the total lines of credit of $832,000 include committed lines of credit of approximately $622,000 and uncommitted lines of credit of approximately $210,000. Such committed lines of credit primarily include the 2003 Facility and the ANZ Facility. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

At December 31, 2002, the Company's principal revolving credit facility was a $525,000 facility that expires on March 30, 2003 (the "2003 Facility"). The 2003 Facility provides that the Company and certain of its subsidiaries may borrow for various purposes until the expiration or earlier termination of such Facility, including the refinancing of existing debt, the provision of working capital and other general corporate needs, including acquisitions, repurchases of the Company's outstanding common and preferred stock and capital expenditures.

Amounts repaid under the 2003 Facility may be re-borrowed from time to time prior to the expiration or earlier termination of the Facility. As of December 31, 2002, facility fees were payable at the rate of 0.095% per annum under the 2003 Facility on the total amounts available under the credit facility.

The obligations under the 2003 Facility bear interest at floating rates. The floating rates are generally determined by adding the applicable borrowing margin to the interbank rate for the relevant currency and time period. The weighted average interest rate for outstanding borrowings under the 2003 Facility was approximately 4.2% at December 31, 2001. There were no borrowings outstanding under the 2003 Facility as of December 31, 2002.

The 2003 Facility provides for changes in borrowing margins based on the Company's long-term senior unsecured debt ratings and certain financial criteria. The 2003 Facility, the ANZ Facility, the Euro Notes, the 8.75% Senior Notes and the 6.95% Senior Notes impose limitations on the operations of the Company and certain of its subsidiaries. These limitations include, depending upon the debt in question, financial covenants relating to interest coverage and debt leverage as well as restrictions on the incurrence of additional indebtedness, the creation of liens, sale and leaseback transactions, mergers and acquisitions and certain dispositions of assets. In connection with recording the accounting charge in the fourth quarter of 2002 for the asbestos settlement and related costs, the Company requested and received a waiver of compliance with the interest coverage and leverage ratios provided for in the 2003 Facility. After reflecting such waiver, the Company was in compliance with the requirements of each of the above instruments as of December 31, 2002.

The Company had a 364-day $194,375 revolving credit facility (the "364-Day Facility") that the Company allowed to expire on March 22, 2002. No borrowings were outstanding under this Facility at the time of its expiration or at December 31, 2001.

Scheduled annual maturities of long-term debt, exclusive of debt discounts, for the five years subsequent to December 31, 2002 are as follows: 2003 — $2,049; 2004 — $2,013; 2005 — $59,973; 200 6 —$207,235; 2007 — $1,067; and thereafter — $601,283.

Note 13 Derivatives and Hedging Activities

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

The Company is exposed to market risk, such as fluctuations in foreign currency exchange rates and changes in interest rates. To manage the volatility relating to these exposures, the Company enters into various derivative instruments from time to time pursuant to its risk management policies. Designation of derivative instruments as hedges is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. The Company does not purchase, hold or sell derivative financial instruments for trading purposes.

The Company's subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purpose of the Company's foreign currency hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies. At December 31, 2002 and 2001, the Company was party to foreign currency forward contracts, with aggregate notional amounts of approximately $146,910 maturing through April 2003 and $266,900, which matured through June 2002, respectively. Such contracts qualified and were designated as cash flow hedges, and had original maturities of less than twelve months.

In June 2002, the Company entered into two interest rate swap agreements (with a total notional amount of $50,000) that were qualified and designated as fair value hedges in accordance with SFAS No. 133. These agreements were entered into in order to, among other things, convert a portion of the 8.75% Senior Notes fixed rate debt into floating rate debt. During September 2002, the Company terminated these swaps and reflected a basis adjustment to the 8.75% Senior Notes for a portion of the cash received of approximately $2,416. Such amount is being amortized and reflected as a component of interest expense over the remaining life of the 8.75% Senior Notes. The Company was not party to any interest rate swap agreements at December 31, 2002 or 2001.

The Company may use other derivative instruments from time to time, such as options and collars to manage its exposure to fluctuations in interest rates, foreign exchange options to manage exposure to fluctuations in foreign exchange rates, and interest rate and currency swaps to gain access to additional sources of international financing while limiting foreign exchange exposure and limiting or adjusting interest rate exposure by swapping borrowings in one currency for borrowings denominated in another currency.

Gains and losses on derivatives qualifying as cash flow hedges are recorded in other comprehensive (loss) income, to the extent that such hedges are effective and until the underlying transactions are recognized in earnings, at which time such gains and losses are recognized in the consolidated statement of operations. Included in other comprehensive (loss) income for the years ended December 31, 2002 and 2001 were net unrealized losses of $29 after tax ($33 pre-tax), and net unrealized losses of $131 after tax ($210 pre-tax), respectively, all of which are expected to be included in the consolidated statement of operations within the next twelve months when the underlying transactions are recognized in the consolidated statement of operations. The unrealized amounts in other comprehensive (loss) income will fluctuate based on changes in the fair value of open contracts during each reporting period. The Company's practice is to terminate derivative transactions if the underlying asset or liability matures or is sold or terminated, or if the underlying forecasted transaction is no longer deemed to be probable of occurring. The Company's cash flow hedges for the years ended December 31, 2002 and 2001 were effective.

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

Note 14 Financial Instruments

The Company is required by accounting principles generally accepted in the United States of America to disclose its estimate of the fair value of material financial instruments, including those recorded as assets or liabilities in its consolidated financial statements and derivative financial instruments. The carrying amounts of current assets and liabilities approximate fair value due to their short-term maturities. The fair value of the Company's 8.75% Senior Notes, 6.95% Senior Notes, Euro Notes and Series A convertible preferred stock are based on quoted market prices. The fair value estimates of the Company's various other debt instruments were derived by evaluating the nature and terms of each instrument, considering prevailing economic and market conditions, and examining the cost of similar debt offered at the balance sheet date. Such estimates are subjective and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the Company's estimates. The fair values of the Company's various derivative instruments, which are based on current market rates, generally reflect the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date.

All financial instruments inherently expose the holders to market risk, including changes in currency and interest rates. The Company manages its exposure to these market risks through its regular operating and financing activities and, when it considers appropriate, through the use of derivative financial instruments.

The Company uses derivative financial instruments from time to time to manage its exposure to fluctuations in interest rates and foreign exchange rates. The Company does not purchase, hold or sell derivative financial instruments for trading purposes. For further discussion of derivative instruments relating to the implementation of SFAS No. 133 see Note 13.

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2002 and 2001 were as follows:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative financial assets:
Foreign currency forward contracts	$—	$—	$523	$523

Derivative financial liabilities:
Foreign currency forward contracts	$33	$33	$210	$210

Financial liabilities:
Debt:
Credit Agreements	$—	$—	$7,539	$7,539
8.75% Senior Notes	298,799	333,000	296,001	303,075
6.95% Senior Notes	298,450	306,000	298,264	275,229
Euro Notes	205,228	196,747	175,666	156,370
Other foreign loans	117,469	116,404	143,828	142,622
Other loans	3,488	6,105	4,304	4,599

Total debt	$923,434	$958,256	$925,602	$889,434

Series A convertible preferred stock	$1,327,005	$1,130,608	$1,366,154	$1,132,542

The fair value of the debt in the table above differs from the carrying amount due to changes in interest rates based on the market conditions as of December 31, 2002. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The carrying value of the Series A convertible preferred stock in the table above is reflected in the consolidated balance sheets at its mandatory redemption value of $50.00 per share. See Note 15 for further discussion of the convertible preferred stock.

The Company's subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purpose of the Company's foreign currency hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies. At December 31, 2002 and 2001, the Company was party to foreign currency forward contracts, with aggregate notional amounts of approximately $146,910 maturing through April 2003 and $266,900, which matured through June 2002, respectively.

Note 15 Shareholders' Equity

Common Stock

The following is a summary of changes during 2002, 2001 and 2000 in shares of common stock:

	2002	2001	2000
Changes in common stock:
Number of shares, beginning of year	84,494,504	84,352,492	84,135,255
Shares issued for contingent stock	238,900	113,950	183,050
Non-cash compensation	2,605	7,926	10,800
Conversion of preferred stock	427	139	1,008
Exercise of stock options	27,911	19,997	22,379

Number of shares issued, end of year	84,764,347	84,494,504	84,352,492

Changes in common stock in treasury:
Number of shares held, beginning of year	717,615	706,265	535,356
Contingent stock forfeited	5,800	11,850	21,550
Purchase of shares during period	—	—	494,737
Non-cash compensation	—	(500)	(60,000)
Profit sharing contribution	—	—	(285,378)

Number of shares held, end of year	723,415	717,615	706,265

Contingent Stock Plan and Directors Stock Plan

The Company's contingent stock plan provides for the granting to employees of awards to purchase common stock (during the succeeding 60-day period) for less than 100% of fair market value at the date of award. Shares issued under the contingent stock plan ("contingent stock") are restricted as to disposition by the holders for a period of at least three years after award. In the event of termination of employment prior to lapse of the restriction, the shares are subject to an option to repurchase by the Company at the price at which the shares were issued. Such restriction lapses prior to the expiration of the vesting period if certain events occur that affect the existence or control of the Company. The aggregate fair value of contingent stock issued is credited to common stock and additional paid-in capital accounts, and the unamortized portion of the compensation is deducted from shareholders' equity. The excess of fair value over the award price of contingent stock is charged to operations as compensation expense over a three-year period. Such charges amounted to $7,847, $9,962, and $16,015 in 2002, 2001 and 2000, respectively.

Non-cash compensation in 2002 comprises shares issued to non-employee directors in the form of awards under the Company's 2002 Stock Plan for Non-Employee Directors (the "2002 Directors Stock Plan"), which was approved by the stockholders of the Company at the 2002 annual meeting. The 2002 Directors Stock Plan provides for annual grants of shares to non-employee directors, and interim grants of shares to eligible directors elected at times other than at an annual meeting, at a price per share equal to the par value of the shares, as all or part of the annual or interim retainer fees for non-employee directors. During 2002, the Company adopted a plan that permits non-employee directors to elect to defer all or part of their annual retainer until the non-employee director retires from the Board. The non-employee director can elect to defer the portion of the annual retainer payable in shares of stock. If such an election is made, the non-employee director may also elect to defer the portion, if any, of the annual retainer payable in cash. The excess of fair value over the price at which shares are issued under this plan is charged to operations at the date of such grant. Such charge amounted to $352 in 2002.

In 2001 and 2000, the Company made grants of shares to non-employee directors at a price of $1.00 per share under the then-effective Restricted Stock Plan for Non-Employee Directors (the "1998 Directors Stock Plan"), which was terminated when the 2002 Directors Stock Plan was approved. The excess of fair value over the price at which shares are issued under this plan is charged to operations at the date of such grant. Such charges amounted to $367 and $587 in 2001 and 2000, respectively. Shares issued under both plans are restricted as to disposition by the holders as long as such holders remain directors of the Company.

Amortization expense related to the issuance of 60,000 and 50,000 shares in 2000 and 1999, respectively, of the Company's common stock in exchange for certain non-employee consulting services was $1,639, $1,639 and $1,474, in 2002, 2001 and 2000, respectively. Such shares vest ratably over a three to five year period and are amortized on a straightline basis.

The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies APB No. 25 and related interpretations in accounting for these plans. Since the compensation cost noted above is consistent with the compensation cost that would have been recognized for such plans under the provisions of SFAS No. 123, the pro forma disclosure requirements under such statement are not applicable for these plans.

A summary of the changes in shares available for the Contingent Stock Plan and the Directors Stock Plan follows:

	2002	2001	2000
Changes in Contingent Stock Plan shares:
Number of shares available, beginning of year	1,484,450	1,587,050	1,748,550
Shares issued for new awards	(238,900)	(114,450)	(183,050)
Contingent stock forfeited	5,800	11,850	21,550

Number of shares available, end of year	1,251,350	1,484,450	1,587,050

Weighted average per share market value of stock on grant date	$30.27	$40.44	$48.96

Changes in Directors Stock Plan shares:
Number of shares available, beginning of year	55,800	64,200	75,000
Shares no longer available under the 1998 Directors Stock Plan	(55,800)	—	—
Shares available under the 2002 Directors Stock Plan	100,000	—	—
Shares granted and issued	(2,605)	(8,400)	(10,800)
Shares granted and deferred	(5,293)	—	—

Number of shares available, end of year	92,102	55,800	64,200

Weighted average per share market value of stock on grant date	$44.65	$44.65	$55.31

Redeemable Preferred Stock — Series A Convertible Preferred Stock

The Company's Series A preferred stock is listed on the New York Stock Exchange and is convertible at any time into approximately 0.885 of a share of common stock for each share of preferred stock. These shares vote with the common stock on an as-converted basis and are entitled to receive cumulative cash dividends, when and as declared by the Board of Directors, at an annual rate of $2.00 per share, payable quarterly in arrears on the first business day of the succeeding calendar quarter. The Series A preferred stock ranks senior to the Company's common stock and junior to the Company's indebtedness. On and after March 31, 2003, the Series A preferred stock is redeemable at the option of the Company at a price of $51.00 per share declining ratably on each March 31 thereafter to $50.00 per share on and after March 31, 2008, plus any accrued and unpaid dividends. The Series A preferred stock is subject to mandatory redemption on March 31, 2018 at $50.00 per share, plus any accrued and unpaid dividends, to the extent these shares remain outstanding.

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

During 2002, the Company repurchased 782,500 shares of the Company's convertible preferred stock at a cost of approximately $28,834, representing a cost of approximately $10,291 below its book value. During 2001, the Company repurchased 524,220 shares of the Company's convertible preferred stock at a cost of approximately $18,754, representing a cost of approximately $7,456 below its book value. This excess of book value over the purchase price of the preferred stock was recorded as an increase to additional paid-in-capital.

The following is a summary of changes during 2002, 2001 and 2000 in shares of the Company's Series A preferred stock:

	2002	2001	2000
Changes in preferred stock:
Number of shares issued, beginning of year	27,358,084	28,282,362	36,015,645
Conversion of preferred stock	(485)	(158)	(1,146)
Retired repurchased preferred stock	—	(924,120)	(7,732,137)

Number of shares issued, end of year	27,357,599	27,358,084	28,282,362

Changes in preferred stock in treasury:
Number of shares held, beginning of year	35,000	434,900	782,400
Purchase of shares during period	782,500	524,220	7,384,637
Retired repurchased preferred stock	—	(924,120)	(7,732,137)

Number of shares held, end of year	817,500	35,000	434,900

Stock Options

Stock option plans in which certain employees of the Cryovac packaging business participated were terminated effective March 31, 1998 in connection with the Cryovac Transaction except with respect to options that remained outstanding as of such date, which were granted at an exercise price equal to their fair market value on the date of grant. Such options have terms expiring up to March 2007.

During 2002, 2001 and 2000, 27,911, 19,997 and 22,379 options, respectively, were exercised with an aggregate exercise price of $917, $504 and $860, respectively. At December 31, 2002, 2001 and 2000, 335,992, 371,178 and 395,116 options, respectively, to purchase shares of common stock were outstanding at an average per share exercise price of $38.66, $38.28 and $37.66, respectively.

The pro forma effect on earnings and earnings per common share of applying SFAS No. 123 for those options outstanding at the time of the termination of the plans were as follows:

Year Ended December 31, 2000
Net earnings ascribed to common shareholders:
As reported	$206,366
Pro forma(1)	$206,191
Basic earnings per common share:
As reported	$2.47
Pro forma(1)	$2.46
Diluted earnings per common share:
As reported	$1.93
Pro forma(1)	$1.93

(1)
These pro forma amounts calculated in accordance with SFAS No. 123 may not be indicative of future net earnings or earnings per common share effects.

All options outstanding upon the termination of the plans in 1998 fully vested prior to January 1, 2001; therefore, there is no pro forma effect on earnings and earnings per common share as a result of applying SFAS No. 123 for subsequent years.

To compute the pro forma effect on earnings and earnings per common share in the table above, the fair value of 1997 option grants, the last year in which options were granted before termination of the plans, after giving effect to adjustments provided for in the Cryovac Transaction, was estimated using the Black-Scholes option pricing model with the following historical weighted average assumptions: dividend yields of 1%; expected volatility of 29%; risk-free interest rates of 6%; and 4 years of expected life.

Based on the above assumptions, the weighted-average fair value of each option granted in 1997 was $10.60 after giving effect to the Cryovac Transaction.

Note 16 Supplementary Cash Flow Information

	2002	2001	2000
Interest payments, net of amounts capitalized	$64,541	$65,225	$55,384

Income tax payments	$165,118	$141,661	$176,235

Non-cash items:
Issuance of shares of common stock to the profit sharing plan	$—	$—	$13,877

Note 17 (Loss) Earnings Per Common Share

In calculating diluted (loss) earnings per common share, the weighted average number of common shares assumes the exercise of dilutive stock options in 2000 as well as the shares of preferred stock repurchased in each year. The shares of common stock reserved for issuance related to the asbestos settlement are not reflected in the 2002 loss per common share calculations since the effect would be anti-dilutive (i.e., would reduce the loss per common share). Except as noted in the table below, the outstanding preferred stock is not assumed to be converted in the calculation of diluted (loss) earnings per common share because the treatment of the preferred stock as the common stock into which it is convertible would be anti-dilutive (i.e., would reduce the loss per common share or increase earnings per common share) in those years.

The following table sets forth the reconciliation of the basic and diluted earnings per common share computations for the years ended December 31, 2002, 2001 and 2000 (shares in thousands).

	2002	2001	2000
Basic EPS:
Numerator
Net (loss) earnings	$(309,069)	$156,697	$225,319
Add: Excess of book value over repurchase price of preferred stock	10,291	7,456	45,283
Less: Preferred stock dividends	53,845	55,024	64,266

Net (loss) earnings ascribed to common shareholders — basic	$(352,623)	$109,129	$206,336

Denominator
Weighted average common shares outstanding — basic	83,930	83,692	83,672

Basic (loss) earnings per common share	$(4.20)	$1.30	$2.47

Diluted EPS:
Numerator
Net (loss) earnings ascribed to common shareholders — basic	$(352,623)	$109,129	$206,336
Add: Dividends associated with repurchased preferred stock	772	302	8,423
Less: Excess of book value over repurchase price of preferred stock	10,291	7,456	45,283

Net (loss) earnings ascribed to common shareholders — diluted	$(362,142)	$101,975	$169,476

Denominator
Weighted average common shares outstanding — basic	83,930	83,692	83,672
Effect of conversion of repurchased preferred stock	358	208	4,189
Effect of assumed exercise of options	—	—	90

Weighted average common shares outstanding — diluted	84,288	83,900	87,951

Diluted (loss) earnings per common share(1)	$(4.30)	$1.22	$1.93

(1)
For the purpose of calculating diluted (loss) earnings per common share, net (loss) earnings ascribed to common shareholders have been adjusted to exclude the gains attributable to the repurchase of preferred stock and to add back dividends attributable to such repurchased preferred stock in each period, and the weighted average common shares outstanding have been adjusted to assume conversion of the shares of preferred stock repurchased during each period in accordance with the FASB's Emerging Issues Task Force Topic D-53 guidance.

See Note 19 for a reconciliation of basic and diluted earnings per common share for the years ended December 31, 2001 and 2000 as if SFAS No. 142 were adopted January 1, 2000.

Note 18 Commitments and Contingencies

Asbestos Settlement and Related Costs

On November 27, 2002, the Company reached an agreement in principle with the appropriate parties to resolve all current and future asbestos-related claims made against it and its affiliates in connection with the Cryovac Transaction. The settlement will also resolve the fraudulent transfer claims, as well as indemnification claims by Fresenius, that had been made against the Company in connection with the Cryovac Transaction. On December 3, 2002, the agreement in principle was approved by the Company's Board of Directors. The Company was advised that both of the Committees had approved the agreement in principle as of December 5, 2002. For a description of the Cryovac Transaction, asbestos-related claims and the parties involved, see "Cryovac Transaction" and "Contingencies Related to the Cryovac Transaction" below.

The Company recorded a charge of $850,118 as a result of the asbestos settlement in the consolidated statement of operations as of December 31, 2002. Such expense consisted of the following items:

  •
  a non-cash charge of $512,500 covering a cash payment required to be made by the Company upon the effectiveness of a plan of reorganization in the bankruptcy of New Grace. Because it is uncertain when such a plan of reorganization may become effective, this liability has been recorded as a current liability on the consolidated balance sheet as of December 31, 2002. Under the terms of the settlement, this amount accrues interest at a 5.5% annual rate from December 21, 2002 to the date of payment. Such interest through December 31, 2002, amounted to $861 and is included in interest expense in the consolidated statement of operations and in other current liabilities in the consolidated balance sheet.
  •
  a non-cash charge of $321,480 representing the fair market value of 9,000,000 shares of the Company's common stock reserved for issuance pursuant to such settlement upon the effectiveness of New Grace's plan of reorganization. Such shares are subject to customary anti-dilution provisions (including the effects of stock splits, stock dividends and certain other events affecting the Company's common stock). Such fair market value was $35.72 per common share as of the close of business on December 5, 2002. Such amount has been recorded in the consolidated balance sheet as of December 31, 2002 as follows: $900 representing the aggregate par value of such shares has been recorded in common stock reserved for issuance related to the asbestos settlement and the remaining $320,580, representing the excess of the aggregate fair market value over the aggregate par value of such common shares, has been recorded in additional paid-in capital. The shares of common stock reserved for issuance related to the asbestos settlement are not reflected in the 2002 loss per common share calculations since the effect would be anti-dilutive (i.e., would reduce the loss per common share).
  •
  $16,138 of legal and related fees.

In 2001, other expense in the consolidated statement of operations included $11,995 of expense of which $8,149 was primarily a result of the Company's guarantee, entered into at the time of the Cryovac Transaction, of certain debt payable by W. R. Grace & Co. — Conn., which filed for reorganization along with New Grace, and $3,846 of legal and related fees.

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

Contingencies Related to the Cryovac Transaction

In connection with the Cryovac Transaction, New Grace and its subsidiaries retained all liabilities arising out of their operations before the Cryovac Transaction, whether accruing or occurring before or after the Cryovac Transaction, other than liabilities arising from or relating to Cryovac's operations. The liabilities retained by New Grace include, among others, liabilities relating to asbestos-containing products previously manufactured or sold by New Grace's subsidiaries prior to the Cryovac Transaction, including its primary U.S. operating subsidiary, W. R. Grace & Co. — Conn., which has operated for decades and has been a subsidiary of New Grace since the Cryovac Transaction. The Transaction Agreements provided that, should any claimant seek to hold the Company, including any of its subsidiaries, responsible for liabilities of New Grace or its subsidiaries, including such asbestos-related liabilities, New Grace and its subsidiaries would indemnify and defend the Company.

Since the beginning of 2000, the Company has been served with a number of lawsuits alleging that, as a result of the Cryovac Transaction, the Company is responsible for alleged asbestos liabilities of New Grace and its subsidiaries, certain of which were also named as co-defendants in some of these actions. These actions include several purported class actions and a number of personal injury lawsuits. Some plaintiffs seek damages for personal injury or wrongful death, while others seek medical monitoring, environmental remediation or remedies related to an attic insulation product. Neither old Sealed Air nor Cryovac ever produced or sold any of the asbestos-containing materials that are the subjects of these cases. None of these cases has been resolved through judgment, settlement or otherwise. All such cases have been stayed in connection with New Grace's Chapter 11 bankruptcy proceeding discussed below.

While the allegations in these actions directed to the Company vary, these actions all appear to allege that the transfer of the Cryovac business as part of the Cryovac Transaction was a fraudulent transfer or gave rise to successor liability. Under a theory of successor liability, plaintiffs with claims against New Grace and its subsidiaries may attempt to hold the Company liable for liabilities that arose with respect to activities conducted prior to the Cryovac Transaction by W. R. Grace & Co. — Conn. or other New Grace subsidiaries. A transfer would be a fraudulent transfer if the transferor received less than reasonably equivalent value and the transferor was insolvent or was rendered insolvent by the transfer, was engaged or was about to engage in a business for which its assets constitute unreasonably small capital, or intended to incur or believed that it would incur debts beyond its ability to pay as they mature. A transfer may also be fraudulent if it was made with actual intent to hinder, delay or defraud creditors. If any transfers in connection with the Cryovac Transaction were found by a court to be fraudulent transfers, the Company could be required to return the property or its value to the transferor or could be required to fund certain liabilities of New Grace or its subsidiaries for the benefit of their creditors, including asbestos claimants. The Company has reached an agreement in principle, described below, that will resolve all such claims. Previously, the Company was unable to estimate the loss or range of loss in the event that there had been a finding that the Cryovac Transaction was a fraudulent transfer or gave rise to successor liability.

In the Joint Proxy Statement furnished to their respective stockholders in connection with the Cryovac Transaction, both Sealed Air and Grace stated that it was their belief that New Grace and its subsidiaries were adequately capitalized and would be adequately capitalized after the Cryovac Transaction and that none of the transfers contemplated to occur in the Cryovac Transaction would be a fraudulent transfer. They also stated their belief that the Cryovac Transaction complied with other relevant laws. However, if a court applying the relevant legal standards had reached conclusions adverse to the Company, such determination could have had a materially adverse effect on the Company's consolidated results of operations and financial position.

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

Committees appointed to represent asbestos claimants in New Grace's bankruptcy case received the court's permission to pursue fraudulent transfer and other claims against the Company and its subsidiary Cryovac, Inc. and against Fresenius, as discussed below. The claims against Fresenius are based upon a 1996 transaction between Fresenius and W. R. Grace & Co. — Conn. Fresenius is not affiliated with the Company. In March 2002, the court ordered that the issues of the solvency of New Grace following the Cryovac Transaction and whether New Grace received reasonably equivalent value in the Cryovac Transaction would be tried on behalf of all creditors of New Grace. The proceeding is pending in the U.S. Bankruptcy Court for the District of Delaware (Adv. No. 02-02210).

In June 2002, the court permitted the U.S. government to intervene as a plaintiff in the fraudulent transfer proceeding, so that the U.S. government could pursue allegations that remediation expenses at certain sites were underestimated or omitted in the solvency analyses of New Grace that were conducted at the time of the Cryovac Transaction. The court also permitted New Grace, which asserted that the Cryovac Transaction was not a fraudulent transfer, to intervene in the proceeding. In July 2002, the court issued an interim ruling on the legal standards to be applied in the trial, holding, among other things, that, subject to certain limitations, post-1998 claims should be considered in the solvency analysis of New Grace. The Company believes that only claims and liabilities that were known or reasonably should have been known at the time of the 1998 Cryovac Transaction should be considered pursuant to the applicable standard. The trial was scheduled to commence December 9, 2002.

On November 27, 2002, the Company reached an agreement in principle with the Committees prosecuting the claims against the Company and Cryovac, Inc., to resolve all current and future asbestos-related claims arising from the Cryovac Transaction. On the same day, the court entered an order confirming that an amicable resolution of the disputes among the parties had been reached and that counsel for the Company and the Committees had agreed and bound the parties to the terms of the agreement in principle. As discussed above, the agreement in principle calls for payment of 9,000,000 shares of Sealed Air common stock and $512,500 in cash, plus interest on the cash payment at a 5.5% annual rate starting on December 21, 2002 and ending on the effective date of the New Grace plan of reorganization, when payment must be made. Such shares are subject to customary anti-dilution provisions (including the effects of stock splits, stock dividends and certain other events affecting the Company's common stock). Pursuant to the agreement, the Company cannot seek indemnity from New Grace for this payment. On December 3, 2002, the agreement in principle was approved by the Company's Board of Directors. The Company was advised that both of the Committees had approved the agreement in principle as of December 5, 2002. The parties are jointly engaged in the process of drafting a definitive settlement agreement consistent with the terms of the agreement in principle. Once signed by the appropriate parties, the settlement agreement will be presented to the court for approval and will eventually be incorporated into New Grace's plan of reorganization and, assuming approval by New Grace's creditors as part of the approval of the plan of reorganization, will then be implemented.

The settlement, upon approval and implementation in the New Grace bankruptcy, will provide that, upon the effective date of New Grace's plan of reorganization and payment of the shares and cash, all present and future asbestos-related claims against the Company and its affiliates that arise from alleged asbestos liabilities of New Grace and its affiliates (including former affiliates that became affiliates of the Company through the Cryovac Transaction) will be channeled to and become the responsibility of one or more trusts to be established as part of New Grace's plan of reorganization. The settlement will also resolve all fraudulent transfer claims against the Company and its affiliates arising from the Cryovac Transaction as well as the claims of Fresenius described below. The settlement will provide that the Company and its affiliates will receive releases of all such claims. As a condition to the Company's obligation to make the payments required by the settlement, New Grace's plan of reorganization must be consistent with the terms of the settlement, including provisions for the trusts and releases referred to above and for an injunction barring the prosecution of any asbestos-related claims against the Company and its affiliates. It is expected that the order approving the settlement agreement will also provide that the stay of proceedings involving the Company described above will continue through the effective date of New Grace's plan of reorganization, after which the Company will be released from the liabilities asserted in those proceedings and their continued prosecution against the Company will be enjoined.

In January 2002, the Company filed a declaratory judgment action against Fresenius Medical Care Holdings, Inc., its parent, Fresenius AG, a German company, and certain of its affiliates (collectively, "Fresenius") in New York State court asking the court to resolve a contract dispute between the parties. Fresenius contended that the Company was obligated to indemnify Fresenius for certain liabilities that Fresenius might incur as a result of the 1996 Fresenius transaction mentioned above.

Fresenius's contention was based on its interpretation of the agreements between Fresenius and W. R. Grace & Co. — Conn. in connection with the 1996 Fresenius transaction. In February 2002, Fresenius announced that it had accrued a charge of $172,000 for such potential liabilities, which include pre-transaction tax liabilities of New Grace and the costs of defense of litigation arising from New Grace's Chapter 11 filing. The Company believed that it was not responsible to indemnify Fresenius under the 1996 agreements and filed the action in order to proceed to a resolution of Fresenius's claims. In April 2002, Fresenius filed a motion to dismiss the action and for entry of declaratory relief in its favor. The Company opposed the motion, and in June 2002, the court reserved decision after oral argument. No written order has been issued, and the parties have requested the court to defer issuing a ruling pending implementation of the definitive settlement agreement between the Company and the Committees. As noted above, as a result of the November 27, 2002 agreement in principle referred to above, the parties expect that there will be mutual releases exchanged between Fresenius and the Company releasing any and all claims related to the 1996 Fresenius transaction.

In view of New Grace's Chapter 11 filing, the Company may receive additional claims asserting that the Company is liable for obligations that New Grace had agreed to retain in the Cryovac Transaction and for which the Company may be contingently liable. To date, no material additional claims have been asserted or threatened against the Company.

Final determinations and accountings under the Transaction Agreements with respect to matters pertaining to the Cryovac Transaction had not been completed at the time of New Grace's Chapter 11 filing. The Company expects to file a claim in the bankruptcy proceeding that will include all of the costs and liabilities that it has incurred or may incur that New Grace agreed to retain or that are subject to indemnification by New Grace under the Transaction Agreements other than payments to be made under the settlement agreement. New Grace alleges that the Company is responsible for certain amounts under the Transaction Agreements. Any amounts for which the Company may be liable to New Grace may be used to offset New Grace's liabilities to the Company. Costs and liabilities for which the Company intends to seek indemnification by New Grace will also include certain defense costs related to asbestos and fraudulent transfer litigation and the Fresenius claims, the guaranteed debt paid by the Company described above, and any of the other potential claims against the Company mentioned above. Except to the extent of any potential setoff or similar claim, the Company expects that its claim will be as an unsecured creditor of New Grace. It is not currently possible to determine the amount of the Company's claim against New Grace, the extent to which such claim may be secured by setoff, how much of that claim may be allowed, or the amount of the Company's recovery on such claim, if any, in the bankruptcy proceeding.

Leases

The Company is obligated under the terms of various leases covering primarily warehouse and office facilities, as well as certain smaller manufacturing sites that it occupies. The Company accounts for substantially all of its leases as operating leases. Net rental expense was $24,264, $23,238 and $23,497 for 2002, 2001 and 2000, respectively. Estimated future minimum annual rental commitments under noncancelable real property leases are as follows: 2003 — $23,758; 2004 — $18,949; 2005 — $13,773; 2006 — $10,515; 2007 — $9,265; and subsequent years—$12,123.

Long-Term Commitments

The Company entered into the following long-term commitments during 2002:

  •
  Approximately $36,000 for the purchase of certain equipment over an eight-year period beginning in 2003, together with a potential termination fee in an amount to be determined. The Company's obligation is reduced or increased based on market price changes for the equipment and certain indexes. Estimated future minimum annual commitments are as follows: 2003 — $3,500; 2004 — $3,900; 2005—$4,500; 2006 — $5,000; 2007 — $5,500; and subsequent years — $13,600. Failure to purchase any of the minimum annual requirements in any year obligates the Company to pay an amount of 45% of such shortfall.
  •
  Approximately $9,500 to a supplier if the Company fails to purchase 142,700,000 pounds of certain raw materials, at the then current market price, over a ten-year period that began in May, 2002. The amount of the potential contingent payment declines in proportion to the Company's purchase of minimum quantities required under the contract. At December 31, 2002, the Company's purchases were in line with the minimum quantity requirements under the agreement.

Note 19 New Accounting Pronouncements

As required by SFAS No. 142, goodwill and intangible assets with indefinite useful lives had to be tested for impairment as of January 1, 2002 and then tested for impairment at least annually. As required by this statement, the Company completed its assessment process as of June 30, 2002 and determined that no impairment charge was necessary as of January 1, 2002 on a reporting unit basis. The Company also completed its annual testing for impairment for 2002 during the fourth quarter of 2002 and determined that no impairment charge was necessary on a reporting unit basis.

As of December 31, 2002 and 2001, the Company had unamortized goodwill in the amount of $1,926,244 and $1,913,000, respectively. Amortization expense related to goodwill was $57,005 and $51,776 in 2001 and 2000, respectively. Beginning January 1, 2002, in accordance with SFAS No. 142, the Company is no longer recording amortization expense related to goodwill. Although goodwill will no longer be systematically amortized, this statement requires that periodic reviews be conducted to assess whether or not the carrying amount of goodwill may be impaired. Such reviews could result in future write-downs of goodwill which would be reflected as a charge against operating income.

As of December 31, 2002 and 2001, the Company had identifiable intangible assets with definite useful lives with a gross carrying value of approximately $69,100 and $63,600, respectively, less accumulated amortization of approximately $47,700 and $40,100, respectively. Amortization of identifiable intangible assets was approximately $7,200 for 2002. Assuming no change in the gross carrying value of identifiable intangible assets from the value at December 31, 2002, the estimated amortization for the year ended December 31, 2003 and the next four succeeding years is approximately $7,200 per year. Such assets are reflected in "other assets" in the Company's consolidated balance sheets. At December 31, 2002 and 2001, there were no identifiable intangible assets, other than goodwill, with indefinite useful lives as defined by SFAS No. 142.

Note 19 New Accounting Pronouncements (Continued)

The following table sets forth the reconciliation of the basic and diluted earnings per common share computations for the years ended December 31, 2001 and 2000 as if SFAS No. 142 were adopted as of January 1, 2000:

	For the Year Ended December 31, 2001			For the Year Ended December 31, 2000
	December 31, 2001 As Reported	Add Back: Goodwill Amortization	December 31, 2001 Adjusted	December 31, 2000 As Reported	Add Back: Goodwill Amortization	December 31, 2000 Adjusted
Basic EPS:
Numerator
Net earnings	$156,697	$57,005	$213,702	$225,319	$51,776	$277,095
Add: Excess of book value over repurchase price of preferred stock	7,456	—	7,456	45,283	—	45,283
Less: Preferred stock dividends	55,024	—	55,024	64,266	—	64,266

Net earnings ascribed to common shareholders — basic	$109,129	$57,005	$166,134	$206,336	$51,776	$258,112

Denominator
Weighted average common shares outstanding — basic	83,692	—	83,692	83,672	—	83,672

Basic earnings per common share	$1.30	$0.69	$1.99	$2.47	$0.61	$3.08

Diluted EPS:
Numerator
Net earnings ascribed to common shareholders — basic	$109,129	$57,005	$166,134	$206,336	$51,776	$258,112
Less: Excess of book value over repurchase price of preferred stock	7,456	—	7,456	45,283	—	45,283
Add: Dividends associated with repurchased preferred stock	302	—	302	8,423	—	8,423

Net earnings ascribed to common shareholders — diluted	$101,975	$57,005	$158,980	$169,476	$51,776	$221,252

Denominator
Weighted average common shares outstanding — basic	83,692	—	83,692	83,672	—	83,672
Effect of assumed exercise of options	—	—	—	90	—	90
Effect of conversion of repurchased preferred stock	208	—	208	4,189	—	4,189

Weighted average common shares outstanding — diluted	83,900	—	83,900	87,951	—	87,951

Diluted earnings per common share	$1.22	$0.67	$1.89	$1.93	$0.59	$2.52

On January 1, 2003, the Company will adopt SFAS No. 143, "Asset Retirement Obligations" ("SFAS No. 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial statements.

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS No. 142. SFAS No. 144 requires that the disposal of long-lived assets by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") and requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred. Under EITF 94-3, a liability for an exit cost was required to be recognized at the date of an entity's commitment to an exit plan. The adoption of SFAS No. 146 is expected to result in delayed recognition for certain types of costs as compared to the provisions of EITF 94-3. SFAS No. 146 is effective for new exit or disposal activities that are initiated after December 31, 2002, and does not affect amounts currently reported in the Company's consolidated financial statements. SFAS No. 146 will affect the types and timing of costs included in future restructuring programs, if any.

On January 1, 2003, the Company will adopt SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure" ("SFAS No. 148"), which provides alternative methods of transition for companies that choose to switch to the fair value method of accounting for stock options. SFAS No. 148 also makes changes in the disclosure requirements for stock-based compensation, regardless of which method of accounting is chosen. As discussed in Note 15, the Company terminated all previously maintained stock option plans effective March 31, 1998 in connection with the Cryovac Transaction, except with respect to options that were still outstanding as of such date. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 requires the disclosure of certain guarantees existing at December 31, 2002. The Company had no guarantees meeting the requirements of Interpretation No. 45 at December 31, 2002. In addition, Interpretation No. 45 requires the recognition of a liability for the fair value of the obligation of qualifying guarantee activities that are initiated or modified after

December 31, 2002. Accordingly, the Company will apply the recognition provisions of Interpretation No. 45 prospectively to applicable guarantee activities initiated after December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"). Interpretation No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. Interpretation No. 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interests or significant financial support provided to it. Interpretation No. 46 will be effective for the Company on February 1, 2003 for variable interest entities created after January 31, 2003, and on July 31, 2003 for variable interest entities created prior to February 1, 2003. Based on its preliminary analysis of Interpretation No. 46, the Company does not currently expect the adoption of Interpretation No. 46 to have a material impact on its 2003 consolidated financial statements.

Note 20 Interim Financial Information (Unaudited)

(Amounts in thousands, except for per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
2002
Net sales	$746,087	$786,282	$825,816	$846,071
Gross profit	250,642	259,951	264,089	282,931
Net earnings (loss)	60,545	66,005	66,198	(501,817)
Preferred stock dividends	13,677	13,558	13,306	13,304
Earnings (loss) per common share — basic(2)	0.56	0.66	0.70	(6.12)
Earnings (loss) per common share — diluted(2)	0.56	0.61	0.62	(6.13)
2001
Net sales	$758,272	$761,599	$766,221	$781,390
Gross profit	240,245	242,154	249,604	258,284
Net earnings	34,560	39,264	44,410	38,463
Preferred stock dividends	13,754	13,804	13,804	13,662
Earnings per common share — basic(2)	0.30	0.30	0.40	0.30
Earnings per common share — diluted(2)	0.25	0.30	0.37	0.30

(1)
In November 2002, the Company reached an agreement in principle with the appropriate parties to resolve all current and future asbestos-related claims made against it and its affiliates in connection with the Cryovac Transaction. The settlement will also resolve the fraudulent transfer claims, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies, made against the Company in connection with the Cryovac Transaction. Due to the above settlement, the Company recorded a pre-tax charge of $850,118 in the consolidated statement of operations in 2002, which resulted in the Company's net loss for the year ended December 31, 2002. See Note 18 to the Consolidated Financial Statements.

(2)
The sum of the four quarter's earnings per common share may not equal the amounts reported for the full year since each period is calculated separately.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Part of the information required in response to this Item is set forth in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant," and the balance will be set forth in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders under the captions "Election of Directors — Information Concerning Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance." All such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required in response to this Item will be set forth in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders under the captions "Director Compensation," "Executive Compensation — Summary Compensation Table" and "Meetings and Committees of the Board of Directors — Compensation Committee Interlocks and Insider Participation." Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required in response to this Item will be set forth in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders under the caption "Voting Securities." Such information is incorporated herein by reference.

Equity Compensation Plan Information as of December 31, 2002

The following table provides information as of December 31, 2002 with respect to shares of Common Stock that may be issued under the Contingent Stock Plan of Sealed Air Corporation (the "Contingent Stock Plan") and the Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors (the "2002 Directors Stock Plan").

Plan Category(1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders(2)	109,043	(2)	1,343,452
Equity compensation plans not approved by stockholders	—	—	—

Total	109,043	—	1,343,452

(1)
The table does not include information concerning equity compensation plans that have been terminated. Stock option plans in which certain employees of the Cryovac packaging business participated were terminated as of March 31, 1998 in connection with the Cryovac Transaction except with respect to options that were still outstanding as of such date. At December 31, 2002, a total of 335,992 shares of Common Stock were issuable upon the exercise of those outstanding options at an average per share exercise price of $38.66.

(2)
Consists of the Contingent Stock Plan and the 2002 Directors Stock Plan. Column (a) includes 103,750 shares awarded under the Contingent Stock Plan but not yet issued as of December 31, 2002, as well as 5,293 deferred stock units held by non-employee directors. The exercise price for shares awarded under the Contingent Stock Plan is $1.00 per share. The exercise price for deferred stock units held by non-employee directors is $0.10 per share, all of which had been paid to the Company prior to December 31, 2002.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Controls and Procedures

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    Documents filed as a part of this Annual Report on Form 10-K:

  (i)
  Financial Statements and Financial Statement Schedule

See Index to Consolidated Financial Statements and Schedule on page 36 of this Annual Report on Form 10-K.

  (ii)
  Exhibits

Exhibit Number	Description
2.1
Distribution Agreement dated as of March 30, 1998 among the Company, W. R. Grace & Co.-Conn. ("Grace-Conn."), and New Grace. [Exhibit 2.2 to the Company's Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139, is incorporated herein by reference.]
3.1	Unofficial Composite Amended and Restated Certificate of Incorporation of the Company as currently in effect.
3.2	Amendment to the Certificate of Incorporation, effective February 4, 2003.
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
10.13
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
10.14
Waiver, dated as of January 22, 2003, to Global Revolving Credit Agreement (5-year), among the Company, certain of the Company's subsidiaries as borrowers and/or guarantors thereunder, certain banks party thereto, and ABN AMRO Bank N.V., as Administrative Agent.
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
10.19	Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors. [Annex A to the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.]*

10.20
Form of Stock Purchase Agreement for use in connection with the Company's 2002 Stock Plan for Non-Employee Directors. [Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-12139, is incorporated herein by reference.]*
10.21
Sealed Air Corporation Deferred Compensation Plan for Directors. [Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-12139, is incorporated herein by reference.]*
10.22
Agreement in Principle, dated November 27, 2002, among the Company, the Company's subsidiary, Cryovac, Inc., the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants.
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
99.1	Certification of William V. Hickey, Chief Executive Officer, and David H. Kelsey, Chief Financial Officer, of the Company, pursuant to 18 U.S.C. § 1350, dated March 28, 2003.

* Compensatory plan or arrangement of management required to be filed as an exhibit to this report on Form 10-K.

(b)    Reports on Form 8-K:

The Company filed the following report under Item 5 of Form 8-K during the fiscal quarter ended December 31, 2002:

Date Of Report	Disclosures
November 27, 2002	The Company reported that it had reached an agreement in principle with all of the appropriate parties to resolve all of the current and future asbestos-related claims and the pending fraudulent transfer claims made against it and its affiliates relating to New Grace.

The Company furnished the following report under Item 9 of Form 8-K during the fiscal quarter ended December 31, 2002:

Date Of Report	Disclosures
December 16, 2002	The Company reported its anticipated range of earnings per share for 2003.

SEALED AIR CORPORATION AND SUBSIDIARIES
SCHEDULE II
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2002, 2001 and 2000
(In thousands of dollars)

Description	Balance At Beginning Of Year	Charged To Costs And Expenses	Other	Deductions		Balance At End Of Year
Year ended December 31, 2002
Allowance for doubtful accounts	$25,424	$5,224	$(2,562)	$(9,403	)(1)	$18,683

Inventory obsolescence reserve	$30,331	$5,537	—	$(7,795	)(2)	$28,073

Year ended December 31, 2001
Allowance for doubtful accounts	$21,171	$8,737	$855	$(5,339	)(1)	$25,424

Inventory obsolescence reserve	$24,324	$10,246	$734	$(4,973	)(2)	$30,331

Year ended December 31, 2000
Allowance for doubtful accounts	$21,396	$3,783	$627	$(4,635	)(1)	$21,171

Inventory obsolescence reserve	$27,061	$1,778	$131	$(4,646	)(2)	$24,324

(1)
Primarily accounts receivable balances written off.

(2)
Primarily items removed from inventory.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALED AIR CORPORATION (Registrant)
Date: March 28, 2003	By:	/s/ William V. Hickey William V. Hickey President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Date
By	/s/ William V. Hickey William V. Hickey President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003
By	/s/ David H. Kelsey David H. Kelsey Vice President and Chief Financial Officer (Principal Financial Officer)	March 28, 2003
By	/s/ Jeffrey S. Warren Jeffrey S. Warren Controller (Principal Accounting Officer)	March 28, 2003
By	/s/ Hank Brown Hank Brown Director	March 28, 2003
By	/s/ Michael Chu Michael Chu Director	March 28, 2003

By	/s/ Lawrence R. Codey Lawrence R. Codey Director	March 28, 2003
By	/s/ T. J. Dermot Dunphy T. J. Dermot Dunphy Director	March 28, 2003
By	/s/ Charles F. Farrell, Jr. Charles F. Farrell, Jr. Director	March 28, 2003
By	/s/ Shirley Ann Jackson Shirley Ann Jackson Director	March 28, 2003
By	/s/ Kenneth P. Manning Kenneth P. Manning Director	March 28, 2003
By	/s/ William J. Marino William J. Marino Director	March 28, 2003

CERTIFICATIONS

I, William V. Hickey, President and Chief Executive Officer, certify that:

1.
I have reviewed this annual report on Form 10-K of Sealed Air Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ William V. Hickey William V. Hickey President and Chief Executive Officer

CERTIFICATIONS

I, David H. Kelsey, Vice President and Chief Financial Officer, certify that:

1.
I have reviewed this annual report on Form 10-K of Sealed Air Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ DAVID H. KELSEY David H. Kelsey Vice President and Chief Financial Officer

QuickLinks

SEALED AIR CORPORATION AND SUBSIDIARIES Table Of Contents
PART I
Part II
Financial Statements and Supplementary Data
Report of Independent Certified Public Accountants
SEALED AIR CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations Years Ended December 31, 2002, 2001 and 2000 (In thousands of dollars, except for per share data)
SEALED CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets December 31, 2002 and 2001 (In thousands of dollars, except share data)
SEALED AIR CORPORATION AND SUBSIDIARIES Consolidated Statements of Shareholders' Equity Years Ended December 31, 2002, 2001 and 2000 (In thousands of dollars)
SEALED AIR CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows Years Ended December 31, 2002, 2001 and 2000 (In thousands of dollars)
SEALED AIR CORPORATION AND SUBSIDIARIES Consolidated Statements of Comprehensive (Loss) Income Years Ended December 31, 2002, 2001 and 2000 (In thousands of dollars)
SEALED AIR CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements (In thousands of dollars, except share and per share data)
PART III
PART IV
SEALED AIR CORPORATION AND SUBSIDIARIES SCHEDULE II Valuation and Qualifying Accounts and Reserves Years Ended December 31, 2002, 2001 and 2000 (In thousands of dollars)
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS