Form 10-Q
period 2003-03-31
SEALED AIR CORP/DE
filed 2003-05-09
CIK 1012100

Use these links to rapidly review the document
SEALED AIR CORPORATION AND SUBSIDIARIES Table Of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
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

There were 84,402,280 shares of the registrant's common stock, par value $0.10 per share, outstanding as of April 30, 2003.

SEALED AIR CORPORATION AND SUBSIDIARIES
Table Of Contents

PART I
FINANCIAL INFORMATION

SEALED AIR CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2003 and 2002
(In millions of dollars, except for share and per share data)
(Unaudited)

	2003	2002
Net sales	$822.9	$746.1
Cost of sales	563.4	495.5

Gross profit	259.5	250.6
Marketing, administrative and development expenses	138.7	127.7

Operating profit	120.8	122.9
Interest expense	(22.4)	(16.7)
Other expense, net	(0.5)	(2.9)

Earnings before income taxes	97.9	103.3
Income taxes	36.2	42.8

Net earnings	$61.7	$60.5

Add: Excess of book value over repurchase price of Series A convertible preferred stock	—	0.2
Less: Series A convertible preferred stock dividends	13.3	13.7

Net earnings ascribed to common shareholders	$48.4	$47.0

Earnings per common share:
Basic	$0.57	$0.56

Diluted	$0.52	$0.56

Weighted average number of common shares outstanding (000's):
Basic	84,213	83,841

Diluted	93,213	83,907

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2003 and December 31, 2002
(In millions of dollars, except share data)
(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$150.5	$126.8
Notes and accounts receivable, net of allowances for doubtful accounts of $19.4 in 2003 and $18.7 in 2002	553.6	546.8
Inventories	355.6	329.4
Other current assets	54.9	53.3

Total current assets	1,114.6	1,056.3

Property and equipment:
Land and buildings	485.1	477.3
Machinery and equipment	1,651.1	1,616.0
Other property and equipment	123.2	119.6
Construction-in-progress	80.3	79.6

	2,339.7	2,292.5
Less accumulated depreciation and amortization	1,331.8	1,279.5

Property and equipment, net	1,007.9	1,013.0

Goodwill	1,925.5	1,926.2
Other assets	267.6	265.3

Total Assets	$4,315.6	$4,260.8

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2003 and December 31, 2002 (Continued)
(In millions of dollars, except share data)
(Unaudited)

	March 31, 2003	December 31, 2002
LIABILITIES, PREFERRED STOCK & SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$44.8	$53.4
Current portion of long-term debt	2.1	2.0
Accounts payable	168.6	167.0
Asbestos settlement liability	512.5	512.5
Other current liabilities	295.8	332.0
Income taxes payable	109.7	85.9

Total current liabilities	1,133.5	1,152.8
Long-term debt, less current portion	869.1	868.0
Deferred income taxes	32.3	31.0
Other liabilities	78.0	69.0

Total Liabilities	2,112.9	2,120.8

Authorized 50,000,000 preferred shares. Series A convertible preferred stock, $50.00 per share redemption value, authorized 26,548,094 shares in 2003 and 27,365,594 shares in 2002, outstanding 26,539,999 shares in 2003 and 26,540,099 shares in 2002, mandatory redemption in 2018	1,327.0	1,327.0
Shareholders' equity:
Common stock, $.10 par value per share. Authorized 400,000,000 shares; issued 84,859,765 shares in 2003 and 84,764,347 shares in 2002	8.5	8.5
Cost of treasury common stock, 456,485 shares in 2003 and 723,415 shares in 2002	(19.6)	(31.1)
Common stock reserved for issuance related to asbestos settlement, 9,000,000 shares, $.10 par value per share	0.9	0.9
Additional paid-in capital	1,038.8	1,037.1
Retained earnings	80.3	31.9
Deferred compensation	(11.0)	(9.9)

	1,097.9	1,037.4

Minimum pension liability	(2.2)	(2.2)
Accumulated translation adjustment	(220.0)	(222.2)

Accumulated other comprehensive loss	(222.2)	(224.4)

Total Shareholders' Equity	875.7	813.0

Total Liabilities, Preferred Stock and Shareholders' Equity	$4,315.6	$4,260.8

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2003 and 2002
(In millions of dollars)
(Unaudited)

	2003	2002
Cash flows from operating activities:
Net earnings	$61.7	$60.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	42.6	40.7
Amortization of bond discount	0.1	0.2
Deferred tax (benefit) provision	(4.3)	0.3
Net loss on disposals of property and equipment	0.1	0.2
Changes in operating assets and liabilities, net of businesses acquired:
Change in the Receivables Facility	—	(95.6)
Notes and accounts receivable, net of the Receivables Facility	0.5	2.0
Inventories	(20.4)	(8.9)
Other current assets	(0.6)	0.8
Other assets	0.9	(5.6)
Accounts payable	(1.0)	(1.2)
Other current liabilities	(6.2)	5.7
Other liabilities	7.6	2.4

Net cash provided by operating activities	81.0	1.5

Cash flows from investing activities:
Capital expenditures for property and equipment	(22.1)	(17.9)
Proceeds from sales of property and equipment	0.7	0.8

Net cash used in investing activities	(21.4)	(17.1)

Cash flows from financing activities:
Proceeds from long-term debt	—	94.1
Payment of long-term debt	(11.1)	(27.0)
Dividends paid on preferred stock	(13.3)	—
Purchases of preferred stock	—	(1.6)
Proceeds from stock option exercises	—	0.3
Net payment of short-term borrowings	(9.0)	(40.9)

Net cash (used in) provided by financing activities	(33.4)	24.9

Effect of exchange rate changes on cash and cash equivalents	(2.5)	5.9

Cash and cash equivalents:
Net change during the period	23.7	15.2
Balance, beginning of period	126.8	13.8

Balance, end of period	$150.5	$29.0

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2003 and 2002 (Continued)
(In millions of dollars)
(Unaudited)

	2003	2002
Supplemental Cash Flow Items:
Interest payments, net of amounts capitalized	$12.9	$15.6

Income tax payments	$20.3	$18.1

Non-cash items:
Issuance of shares of common stock to the profit sharing plan	$9.8	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2003 and 2002
(In millions of dollars)
(Unaudited)

	2003	2002
Net earnings	$61.7	$60.5
Other comprehensive income (loss):
Unrecognized (loss) on derivative instruments, net of income tax benefit of $0.1 for 2002	—	(0.2)
Foreign currency translation adjustments	2.2	(16.5)

Comprehensive income	$63.9	$43.8

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2003 and 2002
(Amounts in millions of dollars, except per share data)
(Unaudited)

(1)   Basis of Consolidation

The condensed consolidated financial statements include the accounts of Sealed Air Corporation and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial position as of March 31, 2003 and the condensed consolidated results of operations for the three months ended March 31, 2003 and 2002 have been made. The results set forth in the condensed consolidated statement of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. All amounts are approximate due to rounding.

The condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP (accounting principles generally accepted in the United States of America) can be condensed or omitted.

The Company is responsible for the unaudited condensed consolidated financial statements included in this document. As these are condensed financial statements, they should be read in conjunction with the consolidated financial statements and notes included in the Company's latest Annual Report on Form 10-K.

(2)   Business Segment Information

	For the Three Months Ended March 31,
	2003	2002
Net sales
Food Packaging	$498.2	$454.9
Protective and Specialty Packaging	324.7	291.2

Total	$822.9	$746.1

Operating profit
Food Packaging	$75.9	$71.8
Protective and Specialty Packaging	52.2	55.2

Total segments	128.1	127.0
Unallocated corporate operating expenses	(7.3)	(4.1)

Total	$120.8	$122.9

Depreciation and amortization
Food Packaging	$27.0	$26.1
Protective and Specialty Packaging	15.6	14.6

Total	$42.6	$40.7

(3)   Accounts Receivable Securitization

The Company has an accounts receivable securitization program (the "Receivables Facility") with a bank (the "Bank") and an issuer of commercial paper administered by the Bank (the "ICP"). Under the Receivables Facility, the Company's two primary operating subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US) (the "Originators"), sell all of their eligible U.S. accounts receivable to Sealed Air Funding Corporation ("SA Funding Corp."), an indirectly wholly owned subsidiary that the Company formed for the sole purpose of entering into the Receivables Facility. SA Funding Corp. in turn may sell undivided ownership interests in these receivables ("Receivables Interests") to the Bank and the ICP, subject to certain conditions, up to a maximum of $125 million of Receivables Interests outstanding from time to time.

The scheduled expiration date for the Receivables Facility is December 7, 2004. The Bank has extended its commitment to make purchases of Receivables Interests from SA Funding Corp. to January 26, 2004. No Receivables Interests were sold under this Facility during the first three months of 2003.

The Receivables Facility was amended on April 2, 2003 to provide that SA Funding Corp. may sell Receivables Interests aggregating up to $60 million, originated only by Sealed Air Corporation (US), to the Bank or the ICP until a definitive asbestos settlement agreement (see Note 10), satisfactory to the Bank, has been entered into. Once a satisfactory asbestos settlement agreement has been executed, the Company expects that this Facility will again become available for the sale of Receivables Interests originated by Cryovac, Inc. as well as Sealed Air Corporation (US) up to the maximum of $125 million of Receivables Interests provided for by the Receivables Facility.

The covenants under the Receivables Facility were also amended on April 2, 2003 to exclude the charge for the asbestos litigation settlement that was reflected in the Company's condensed consolidated statement of operations for the year ended December 31, 2002 from the calculation of the interest coverage and leverage ratios provided for in the Receivables Facility. As a result, the Company was in compliance with these ratios for the three months ended March 31, 2003.

(4)   Inventories

At March 31, 2003 and December 31, 2002, the components of inventories by major classification were as follows:

	March 31, 2003	December 31, 2002
Raw materials	$79.0	$76.9
Work in process	77.9	71.3
Finished goods	219.8	198.4

Subtotal	376.7	346.6
Reduction of certain inventories to LIFO basis	(21.1)	(17.2)

Total	$355.6	$329.4

(5)   Income Taxes

The Company's effective income tax rates were 37.0% and 41.4% for the three months ended March 31, 2003 and 2002, respectively. Such rates were higher than the statutory U.S. federal income tax rate primarily due to state income taxes.

(6)   Restructuring and Other Charges

2001 Restructuring Program

The Company's restructuring liability, which arose out of a restructuring undertaken during 2001, amounted to $3.7 million at March 31, 2003 and $6.6 million at December 31, 2002. The components of the restructuring charges, spending and other activity through March 31, 2003 and the remaining liability balance at March 31, 2003 were as follows:

	Employee Termination Costs	Plant/Office Exit Costs	Total Costs
Restructuring liability at December 31, 2002	$5.9	$0.7	$6.6
Cash payments during 2003	(2.8)	(0.1)	(2.9)

Restructuring liability at March 31, 2003	$3.1	$0.6	$3.7

The cash outlays during the three months ended March 31, 2003 included primarily severance and other personnel-related costs as well as lease and other contractual arrangement termination costs. The 2001 restructuring program was substantially completed at December 31, 2002. As of March 31, 2003, 672 positions had been eliminated of the 677 positions estimated to be eliminated under this program. The remaining cash outlays as of March 31, 2003 are primarily for severance-related costs that are expected to be paid in the remainder of 2003 and future years.

(7)   Debt

The Company allowed its $525 million principal revolving credit facility (the "2003 Facility") to expire in accordance with its terms on March 30, 2003, and such Facility was not replaced.

On April 14, 2003, the Company issued $300 million aggregate principal amount of 5.375% senior notes due April 2008 (the "5.375% Senior Notes") in transactions exempt from registration under Rule 144A and Regulation S under the Securities Act of 1933, as amended. Accrued interest on the 5.375% Senior Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2003. The net proceeds from the issuance of the 5.375% Senior Notes was approximately $296.1 million. The 5.375% Senior Notes impose limitations on the Company's operations and those of certain of the Company's subsidiaries substantially similar to other outstanding senior notes that the Company has issued previously. Neither the 5.375% Senior Notes nor their net proceeds are reflected in the condensed consolidated financial statements as of March 31, 2003 since such notes were issued after such date.

The amount outstanding at March 31, 2003 under the Company's Australian dollar 175 million (U.S. $105.1 million at March 31, 2003) dual-currency revolving credit facility that expires on March 12, 2005 (the "ANZ Facility") was U.S. $50.5 million.

At March 31, 2003, the Company had available committed and uncommitted lines of credit of $314.8 million of which $219.5 million were unused. Such credit lines included amounts available under the ANZ Facility as well as other lines of credit available to various subsidiaries. As of March 31, 2003, the total available lines of credit included committed lines of credit of $105.9 million and uncommitted lines of credit of $208.9 million. The ANZ Facility is the Company's principal committed line of credit. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

(8)   Derivatives and Hedging Activities

The Company is exposed to market risk, such as fluctuations in foreign currency exchange rates. The Company's subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purpose of the Company's foreign currency hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies. At March 31, 2003, the Company was party to foreign currency forward contracts, with aggregate notional amounts of $159.6 million maturing through June 2003. Such contracts qualified and were designated as cash flow hedges, and had original maturities of less than twelve months.

(9)   Earnings Per Common Share

The following table sets forth the reconciliation of the basic and diluted earnings per common share computations for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
Basic EPS:
Numerator
Net earnings	$61.67	$60.55
Add: Excess of book value over repurchase price of preferred stock	—	0.16
Less: Preferred stock dividends	13.27	13.68

Net earnings ascribed to common shareholders—basic	$48.40	$47.03

Denominator
Weighted average common shares outstanding—basic	84.21	83.84

Basic earnings per common share(1)	$0.57	$0.56

Diluted EPS:
Numerator
Earnings ascribed to common shareholders—basic	$48.40	$47.03
Less: Excess of book value over repurchase price of preferred stock	—	0.16
Add: Dividends associated with repurchased preferred stock	—	0.01

Net earnings ascribed to common shareholders—diluted	$48.40	$46.88

Denominator
Weighted average common shares outstanding—basic	84.21	83.84
Effect of assumed issuance of asbestos settlement shares	9.00	—
Effect of assumed exercise of options	—	0.04
Effect of conversion of repurchased preferred stock	—	0.03

Weighted average common shares outstanding—diluted	93.21	83.91

Diluted earnings per common share(1)(2)(3)	$0.52	$0.56

(1)
The basic earnings per common share calculation for the three months ended March 31, 2002 includes per share gains attributable to the repurchase of preferred stock. There was no such gain recognized for the three months ended March 31, 2003, since no shares of preferred stock were repurchased during that quarter.

(2)
In calculating diluted earnings per common share, the weighted average number of common shares in 2003 assumes the issuance of nine million shares of common stock reserved for the asbestos settlement (see Note 10), and excludes the assumed exercise of options since the effect would be anti-dilutive. In 2002, the weighted average number of common shares assumes the exercise of dilutive stock options net of assumed treasury stock repurchases and the effect of the weighted average conversion of repurchased shares of preferred stock.

(3)
For the purpose of calculating diluted earnings per common share for the three months ended March 31, 2002, net earnings ascribed to common shareholders have been adjusted to exclude the gains attributable to the repurchase of preferred stock and to add back dividends attributable to such repurchased preferred stock, and the weighted average common shares outstanding have been adjusted to assume conversion of the shares of preferred stock repurchased during such period in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force Topic D-53 guidance.

(10) Commitments and Contingencies

Asbestos Settlement and Related Costs

On November 27, 2002, the Company reached an agreement in principle with the appropriate parties to resolve all current and future asbestos-related claims made against the Company and its affiliates in connection with the Cryovac Transaction. The settlement will also resolve the fraudulent transfer claims, as well as indemnification claims by Fresenius, that had been made against the Company in connection with the Cryovac Transaction. On December 3, 2002, the agreement in principle was approved by the Company's Board of Directors. The Company was advised that both of the Committees had approved the agreement in principle as of December 5, 2002. For a description of the Cryovac Transaction, asbestos-related claims and the parties involved, see "Cryovac Transaction" and "Contingencies Related to the Cryovac Transaction" below.

The Company recorded a charge of $850.1 million as a result of the asbestos settlement in its condensed consolidated statement of operations as of December 31, 2002, which consisted of the following items:

  •
  a non-cash charge of $512.5 million covering a cash payment that the Company is required to make upon the effectiveness of a plan of reorganization in the bankruptcy of W. R. Grace & Co. (referred to below as "New Grace"). Because it is uncertain when such a plan of reorganization may become effective, this liability was recorded as a current liability on the condensed consolidated balance sheet at December 31, 2002. Under the terms of the settlement, this amount accrues interest at a 5.5% annual rate from December 21, 2002 to the date of payment. Such interest is included in interest expense in the condensed consolidated statement of operations and in other current liabilities in the condensed consolidated balance sheets.

  •
  a non-cash charge of $321.5 million representing the fair market value of 9 million shares of the Company's common stock reserved for issuance pursuant to such settlement upon the effectiveness of New Grace's plan of reorganization. Such shares are subject to customary anti-dilution provisions (including the effects of stock splits, stock dividends and certain other events affecting the Company's common stock.) Such fair market value was $35.72 per common share as of the close of business on December 5, 2002. Such amount was recorded in the condensed consolidated balance sheet at December 31, 2002 as follows: $0.9 million representing the aggregate par value of such shares has been recorded in common stock reserved for issuance related to the asbestos settlement and the remaining $320.6 million, representing the excess of the aggregate fair market value over the aggregate par value of such common shares, has been recorded in additional paid-in capital. The shares of common stock reserved for issuance related to the asbestos settlement are reflected in the March 31, 2003 diluted earnings per common share calculation.

  •
  $16.1 million of legal and related fees as of December 31, 2002.

Other expense, net, included legal and related fees for the three months ended March 31, 2003 and 2002 of $0.7 million and $1.1 million, respectively.

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

Contingencies Related to the Cryovac Transaction

In connection with the Cryovac Transaction, New Grace and its subsidiaries retained all liabilities arising out of their operations before the Cryovac Transaction, whether accruing or occurring before or after the Cryovac Transaction, other than liabilities arising from or relating to Cryovac's operations. The liabilities retained by New Grace include, among others, liabilities relating to asbestos-containing products previously manufactured or sold by New Grace's subsidiaries prior to the Cryovac Transaction, including its primary U.S. operating subsidiary, W. R. Grace & Co.—Conn., which has operated for decades and has been a subsidiary of New Grace since the Cryovac Transaction. The Transaction Agreements provided that, should any claimant seek to hold the Company, including any of its subsidiaries, responsible for liabilities of New Grace or its subsidiaries, including such asbestos-related liabilities, New Grace and its subsidiaries would indemnify and defend the Company.

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

While the allegations in these actions directed to the Company vary, these actions all appear to allege that the transfer of the Cryovac business as part of the Cryovac Transaction was a fraudulent transfer or gave rise to successor liability. Under a theory of successor liability, plaintiffs with claims against New Grace and its subsidiaries may attempt to hold the Company liable for liabilities that arose with respect to activities conducted prior to the Cryovac Transaction by W. R. Grace & Co.—Conn. or other New Grace subsidiaries. A transfer would be a fraudulent transfer if the transferor received less than reasonably equivalent value and the transferor was insolvent or was rendered insolvent by the transfer, was engaged or was about to engage in a business for which its assets constitute unreasonably small capital, or intended to incur or believed that it would incur debts beyond its ability to pay as they mature. A transfer may also be fraudulent if it was made with actual intent to hinder, delay or defraud creditors. If any transfers in connection with the Cryovac Transaction were found by a court to be fraudulent transfers, the Company could be required to return the property or its value to the transferor or could be required to fund certain liabilities of New Grace or its subsidiaries for the benefit of their creditors, including asbestos claimants. The Company has reached an agreement in principle, described below, that will resolve all such claims. Previously, the Company was unable to estimate the loss or range of loss in the event that there had been a finding that the Cryovac Transaction was a fraudulent transfer or gave rise to successor liability.

In the Joint Proxy Statement furnished to their respective stockholders in connection with the Cryovac Transaction, both Sealed Air and Grace stated that it was their belief that New Grace and its subsidiaries were adequately capitalized and would be adequately capitalized after the Cryovac Transaction and that none of the transfers contemplated to occur in the Cryovac Transaction would be a fraudulent transfer. They also stated their belief that the Cryovac Transaction complied with other relevant laws. However, if a court applying the relevant legal standards had reached conclusions adverse to the Company, such determination could have had a materially adverse effect on the Company's condensed consolidated results of operations and financial position.

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

Committees appointed to represent asbestos claimants in New Grace's bankruptcy case received the court's permission to pursue fraudulent transfer and other claims against the Company and its subsidiary Cryovac, Inc. and against Fresenius, as discussed below. The claims against Fresenius are based upon a 1996 transaction between Fresenius and W. R. Grace & Co.—Conn. Fresenius is not affiliated with the Company. In March 2002, the court ordered that the issues of the solvency of New Grace following the Cryovac Transaction and whether New Grace received reasonably equivalent value in the Cryovac Transaction would be tried on behalf of all creditors of New Grace. The proceeding is pending in the U.S. Bankruptcy Court for the District of Delaware (Adv. No. 02-02210).

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

On November 27, 2002, the Company reached an agreement in principle with the Committees prosecuting the claims against the Company and Cryovac, Inc., to resolve all current and future asbestos-related claims arising from the Cryovac Transaction. On the same day, the court entered an order confirming that an amicable resolution of the disputes among the parties had been reached and that counsel for the Company and the Committees had agreed and bound the parties to the terms of the agreement in principle. As discussed above, the agreement in principle calls for payment of 9 million shares of Sealed Air common stock and $512.5 million in cash, plus interest on the cash payment at a 5.5% annual rate starting on December 21, 2002 and ending on the effective date of the New Grace plan of reorganization, when payment must be made. Such shares are subject to customary anti-dilution provisions (including the effects of stock splits, stock dividends and certain other events affecting the Company's common stock). On December 3, 2002, the agreement in principle was approved by the Company's Board of Directors. The Company was advised that both of the Committees had approved the agreement in principle as of December 5, 2002. The parties are jointly engaged in the process of drafting a definitive settlement agreement consistent with the terms of the agreement in principle. Once signed by the appropriate parties, the settlement agreement will be presented to the court for approval and will eventually be incorporated into New Grace's plan of reorganization and, assuming approval by New Grace's creditors as part of the approval of the plan of reorganization, will then be implemented.

The settlement, upon approval and implementation in the New Grace bankruptcy, will provide that, upon the effective date of New Grace's plan of reorganization and payment of the shares and cash, all present and future asbestos-related claims against the Company and its affiliates that arise from alleged asbestos liabilities of New Grace and its affiliates (including former affiliates that became affiliates of the Company through the Cryovac Transaction) will be channeled to and become the responsibility of one or more trusts to be established as part of New Grace's plan of reorganization. The settlement will also resolve all fraudulent transfer claims against the Company and its affiliates arising from the Cryovac Transaction as well as the claims of Fresenius described below. The settlement will provide that the Company and its affiliates will receive releases of all such claims. As a condition to the Company's obligation to make the payments required by the settlement, New Grace's plan of reorganization must be consistent with the terms of the settlement, including provisions for the trusts and releases referred to above and for an injunction barring the prosecution of any asbestos-related claims against the Company and its affiliates. Pursuant to the agreement, the Company cannot seek indemnity from New Grace for the Company's payments required by the settlement. It is expected that the order approving the settlement agreement will also provide that the stay of proceedings involving the Company described above will continue through the effective date of New Grace's plan of reorganization, after which the Company will be released from the liabilities asserted in those proceedings and their continued prosecution against the Company will be enjoined.

In January 2002, the Company filed a declaratory judgment action against Fresenius Medical Care Holdings, Inc., its parent, Fresenius AG, a German company, and certain of its affiliates (collectively, "Fresenius") in New York State court asking the court to resolve a contract dispute between the parties. Fresenius contended that the Company was obligated to indemnify Fresenius for certain liabilities that Fresenius might incur as a result of the 1996 Fresenius transaction mentioned above. Fresenius's contention was based on its interpretation of the agreements between Fresenius and W. R. Grace & Co.—Conn. in connection with the 1996 Fresenius transaction. In February 2002, Fresenius announced that it had accrued a charge of $172 million for such potential liabilities, which include pre-transaction tax liabilities of New Grace and the costs of defense of litigation arising from New Grace's Chapter 11 filing. The Company believed that it was not responsible to indemnify Fresenius under the 1996 agreements and filed the action in order to proceed to a resolution of Fresenius's claims. In April 2002, Fresenius filed a motion to dismiss the action and for entry of declaratory relief in its favor. The Company opposed the motion, and in June 2002, the court reserved decision after oral argument. No written order has been issued, and the parties have requested the court to defer issuing a ruling pending implementation of the definitive settlement agreement between the Company and the Committees. As noted above, as a result of the November 27, 2002 agreement in principle referred to above, the parties expect that there will be mutual releases exchanged between Fresenius and the Company releasing any and all claims related to the 1996 Fresenius transaction.

In view of New Grace's Chapter 11 filing, the Company may receive additional claims asserting that the Company is liable for obligations that New Grace had agreed to retain in the Cryovac Transaction and for which the Company may be contingently liable. To date, no material additional claims have been asserted or threatened against the Company.

Final determinations and accountings under the Transaction Agreements with respect to matters pertaining to the Cryovac Transaction had not been completed at the time of New Grace's Chapter 11 filing. The Company has filed claims in the bankruptcy proceeding that include all of the costs and liabilities that it has incurred or may incur that New Grace and its affiliates agreed to retain or that are subject to indemnification by New Grace and its affiliates under the Transaction Agreements other than payments to be made under the settlement agreement. New Grace has alleged that the Company is responsible for certain amounts under the Transaction Agreements. Any amounts for which the Company may be liable to New Grace may be used to offset the liabilities of New Grace and its affiliates to the Company. Costs and liabilities for which the Company intends to seek indemnification by New Grace and its affiliates include certain defense costs related to asbestos and fraudulent transfer litigation and the Fresenius claims and approximately $8 million paid by the Company on account of its guaranty of debt issued by W. R. Grace & Co.—Conn. Except to the extent of any potential setoff or similar claim, the Company expects that its claims will be as an unsecured creditor of New Grace. Since certain portions of the Company's claims against New Grace and its affiliates are contingent or unliquidated, it is not currently possible to determine the amount of the Company's claims, the extent to which such claims may be secured by setoff, how much of the claims may be allowed, or the amount of the Company's recovery on such claims, if any, in the bankruptcy proceeding.

(11) New Accounting Pronouncements

On January 1, 2003, the Company adopted SFAS No. 143, "Asset Retirement Obligations" ("SFAS No. 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The adoption of SFAS No. 143 did not have a material impact on the Company's condensed consolidated financial statements.

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") and requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred. Under EITF 94-3, a liability for an exit cost was required to be recognized at the date of an entity's commitment to an exit plan. The adoption of SFAS No. 146 is expected to result in delayed recognition for certain types of costs as compared to the provisions of EITF 94-3. SFAS No. 146 is effective for new exit or disposal activities that are initiated after December 31, 2002, and does not affect amounts currently reported in the Company's condensed consolidated financial statements. SFAS No. 146 will affect the types and timing of costs included in future restructuring programs, if any.

SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS No. 148"), provides alternative methods of transition for companies that choose to switch to the fair value method of accounting for stock options. SFAS No. 148 also makes changes in the disclosure requirements for stock-based compensation, regardless of which method of accounting is chosen. The Company had terminated all previously maintained stock option plans effective March 31, 1998 in connection with the Cryovac Transaction, except with respect to options that were still outstanding as of such date. SFAS No. 148 did not have an impact on the Company's condensed consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 requires the disclosure of certain guarantees existing at December 31, 2002. In addition, Interpretation No. 45 requires the recognition of a liability for the fair value of the obligation of qualifying guarantee activities that are initiated or modified after December 31, 2002. The Company had no guarantees meeting the requirements of Interpretation No. 45 at March 31, 2003.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"). Interpretation No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. Interpretation No. 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interests or significant financial support provided to it. Interpretation No. 46 was effective for the Company on February 1, 2003 for variable interest entities created after January 31, 2003, and will be effective on July 31, 2003 for variable interest entities created prior to February 1, 2003. Based on its preliminary analysis of Interpretation No. 46, the Company does not currently expect the adoption of Interpretation No. 46 to have a material impact on its 2003 condensed consolidated financial statements.

In January 2003, the Emerging Issues Task Force issued EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the condensed consolidated statements of operations. That presumption is overcome when the consideration is either a reimbursement of specific, incremental, identifiable costs incurred to sell the vendor's products, or a payment for assets or services delivered to the vendor. EITF 02-16 is effective for arrangements entered into after December 31, 2002. The adoption of EITF 02-16 did not have a material impact on the Company's condensed consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition

The information in Management's Discussion and Analysis of Results of Operations and Financial Condition should be read together with the Company's condensed consolidated financial statements and related notes set forth in Item 1 of Part I of this quarterly report on Form 10-Q. All amounts and percentages are approximate due to rounding.

Net Sales

Net sales for the first quarter of 2003 increased 10% to $822.9 million compared to $746.1 million in the first quarter of 2002. The components of the increase in net sales were as follows (dollars in millions):

	Food Packaging Segment		Protective & Specialty Packaging Segment		Total Company
Volume—Units	2.1%	$9.4	6.1%	$17.8	3.6%	$27.2
Volume—Acquired Businesses	—	—	1.0	3.0	0.4	3.0
Price/Mix	1.5	7.1	(1.3)	(3.8)	0.4	3.3
Foreign Currency Translation	5.9	26.8	5.7	16.5	5.8	43.3

Total	9.5%	$43.3	11.5%	$33.5	10.2%	$76.8

Foreign currency translation had a favorable impact on net sales of $43.3 million in the first quarter of 2003. Excluding the positive effect of foreign currency translation, net sales would have increased 4% compared to the first quarter of 2002. This favorable foreign currency translation impact was primarily due to the strengthening of foreign currencies in Europe and the Asia-Pacific region against the U.S. dollar, partially offset by the weakness of the Brazilian real. Net sales from Brazilian operations were approximately 2% of the Company's net sales for the first quarters of 2003 and 2002.

Net sales of the Company's food packaging segment, which consists primarily of the Company's Cryovac® food packaging products, constituted 61% of net sales in the first quarters of 2003 and 2002.

Net sales of the Company's protective and specialty packaging segment, which includes the aggregation of the Company's protective packaging products, engineered products and shrink packaging products, all of which are used principally for non-food packaging applications, constituted the balance of net sales.

Food Packaging Segment Sales

Net sales of food packaging products increased 10% in the first quarter of 2003 to $498.2 million compared to $454.9 million in the first quarter of 2002. Foreign currency translation had a favorable impact on this segment of $26.8 million in the first quarter of 2003. Excluding the positive foreign currency translation effect, net sales for this segment would have increased 4%.

Protective and Specialty Packaging Segment Sales

Net sales of protective and specialty packaging products increased 12% in the first quarter of 2003 to $324.7 million compared to $291.2 million in the first quarter of 2002. Foreign currency translation had a favorable impact on this segment of $16.5 million in the first quarter of 2003. Excluding the positive foreign currency translation effect, net sales for this segment would have increased 6%.

Sales by Geographic Region

The components of the increase in net sales by geographic region were as follows (dollars in millions):

	U.S.		International		Total Company
Volume—Units	3.7%	$15.2	3.6%	$12.0	3.6%	$27.2
Volume—Acquired Businesses	0.7	2.7	0.1	0.3	0.4	3.0
Price/Mix	—	0.5	0.8	2.8	0.4	3.3
Foreign Currency Translation	—	—	13.0	43.3	5.8	43.3

Total	4.4%	$18.4	17.5%	$58.4	10.2%	$76.8

Net sales from operations in the United States represented 53% of net sales in the first quarter of 2003 and 55% in the first quarter of 2002. Net sales from U.S. operations increased 4% in the first quarter of 2003 to $432.4 million compared with $414 million in the first quarter of 2002. Net sales from international operations increased 18% in the first quarter of 2003 to $390.5 million compared to $332.1 million for the first quarter of 2002. Excluding the $43.3 million positive foreign currency translation effect, international net sales would have increased 5% compared to the first quarter of 2002.

Costs and Margins

Gross profit was $259.5 million or 31.5% of net sales in the first quarter of 2003 compared to $250.6 million or 33.6% of net sales in the first quarter of 2002. The decrease as a percentage of net sales in the first quarter of 2003 compared to the first quarter of 2002 was due to increased petrochemical-based raw materials costs.

Marketing, administrative and development expenses increased 9% in the first quarter of 2003 to $138.7 million compared to $127.7 million in the first quarter of 2002. As a percentage of net sales, these expenses were 16.9% in the first quarter of 2003 compared to 17.1% in the first quarter of 2002.

Operating Profit

Operating profit decreased 2% in the first quarter of 2003 to $120.8 million compared to $122.9 million in the first quarter of 2002. The decrease in the first quarter of 2003 was primarily due to lower gross profit as discussed above, partially offset by increased net sales. As a percentage of net sales, operating profit was 14.7% in the first quarter of 2003 compared to 16.5% in the first quarter of 2002.

Operating profit by business segment for the first quarter of 2003 and 2002 was as follows (dollars in millions):

	2003	2002
Food Packaging Segment	$75.9	$71.8
Protective and Specialty Packaging Segment	52.2	55.2

Total segments	128.1	127.0
Unallocated corporate operating expenses	(7.3)	(4.1)

Total	$120.8	$122.9

The food packaging segment contributed 59% and 57% of the Company's operating profit in the first quarters of 2003 and 2002, respectively, before taking into consideration unallocated corporate operating expenses. The protective and specialty packaging segment contributed the balance of operating profit.

Interest Expense and Other Income (Expense), net

Interest expense increased to $22.4 million in the first quarter of 2003 compared to $16.7 million in the first quarter of 2002 due to accrued interest of $7 million on the cash portion of the asbestos settlement.

Other expense, net, was $0.5 million in the first quarter of 2003 compared to $2.9 million in the first quarter of 2002. The change was primarily due to a decrease in net foreign exchange losses during the first quarter of 2003.

Income Taxes

The Company's effective income tax rate was 37.0% in the first quarter of 2003 compared to 41.4% for the first quarter of 2002. The decrease in the effective tax rate in 2003 was primarily due to improved tax efficiency resulting from a recent reorganization of the Company' s international subsidiaries. Such rates were higher than the statutory U.S. federal income tax rate primarily due to state income taxes.

Net Earnings

As a result of the above, net earnings increased 2% to $61.7 million in the first quarter of 2003 compared to $60.5 million in the first quarter of 2002.

Basic earnings per common share were $0.57 for the first quarter of 2003 and $0.56 for the first quarter of 2002. Diluted earnings per common share were $0.52 for the first quarter of 2003 and $0.56 for the first quarter of 2002.

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash flows from operations and amounts available under its existing lines of credit, which are described below.

On April 14, 2003, the Company issued $300 million aggregate principal amount of 5.375% senior notes due April 2008 (the "5.375% Senior Notes") in transactions exempt from registration under Rule 144A and Regulation S under the Securities Act of 1933, as amended. Accrued interest on the 5.375% Senior Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2003. The 5.375% Senior Notes impose limitations on the Company's operations and those of certain of the Company's subsidiaries substantially similar to other outstanding senior notes that the Company has issued previously. The Company intends to use the net proceeds of $296.1 million (net of commissions and anticipated offering expenses) for general corporate purposes, which may include the funding of a portion of the cash payment required to be made in connection with the asbestos settlement liability, repurchases of the Company's Series A convertible preferred stock and other working capital purposes. Neither the 5.375% Senior Notes nor their net proceeds are reflected in the condensed consolidated financial statements as of March 31, 2003 since such notes were issued after such date.

Asbestos Settlement

The Company recorded a non-cash charge of $512.5 million in the fourth quarter of 2002 covering a cash payment that the Company is required to make upon the effectiveness of a plan of reorganization in the bankruptcy of New Grace. No cash was used in the first quarter of 2003 with respect to this liability, and it is currently uncertain when the Company will be required to make this payment. The Company currently expects to fund this payment either by using accumulated cash and future cash flows from operations, all or a portion of the proceeds from the 5.375% Senior Notes, the proceeds of future financings, or a combination of these alternatives.

Operating Activities

Net cash provided by operating activities was $81 million for the first quarter of 2003 and $1.5 million for the first quarter of 2002. The increase in 2003 was primarily due to the following:

  •
  changes in the Receivables Facility (which is described below); and

  •
  changes in operating assets and liabilities in the ordinary course of business, as discussed below under "Changes in Working Capital".

The participating financial institutions held no Receivables Interests pursuant to the Receivables Facility at the beginning or end of the first quarter of 2003, and therefore the Receivables Facility had no effect on net cash provided by operating activities in that quarter. Similarly, the Receivables Interests sold to the participating financial institutions in the fourth quarter of 2001 were not replaced with additional Receivables Interests at the end of the first quarter of 2002. This accounted for the $95.6 million reduction in the net cash provided by operating activities as a result of the Receivables Facility for the first quarter of 2002.

Investing Activities

Net cash used in investing activities amounted to $21.4 million for the first quarter of 2003 compared to $17.1 million for the first quarter of 2002. In each period, investing activities consisted primarily of capital expenditures. The increase in net cash used in these activities in the first quarter of 2003 was due to higher levels of capital expenditures, which were $22.1 million in 2003 compared to $17.9 million in 2002. The Company currently anticipates that capital expenditures for the year ended December 31, 2003 will be in the range of $125 million to $150 million.

Financing Activities

Net cash used in financing activities amounted to $33.4 million for the first quarter of 2003 compared to net cash provided by financing activities of $24.9 million for the first quarter of 2002. The change in financing activities in 2003 was primarily due to the following:

  •
  net debt repayments in the 2003 period of $20.1 million compared to net debt borrowings of $26.2 million in the 2002 period. During the first quarter of 2003, the Company continued to reduce outstanding debt, which included payments on its ANZ Facility (defined below) and other lines of credit. During the first quarter of 2002, the net debt borrowings were primarily from the ANZ Facility of $77 million, partially offset by net debt repayments, which included $7.1 million under the 2003 Facility (defined below).

  •
  a timing difference in 2002 relating to the payment of dividends on the Company's outstanding Series A convertible preferred stock. During the first quarter of 2003, the Company paid cash dividends of $13.3 million. However, during the first quarter of 2002 the Company did not use any cash to pay dividends since the Company pre-funded in December 2001 the dividend payable on January 2, 2002. The aggregate dollar amount of that dividend was $13.7 million.

Repurchases of Capital Stock

During the first quarter of 2003, the Company did not repurchase any shares of its Series A convertible preferred stock. During the first quarter of 2002, the Company repurchased 35,000 shares of its Series A convertible preferred stock at a cost of $1.6 million. The average price per share of these preferred stock repurchases in the first quarter of 2002 was $45.26. The Company did not repurchase any shares of its common stock in either quarter.

The share repurchases described above were made pursuant to a program previously adopted by the Company's Board of Directors. The currently effective share repurchase program authorizes the repurchase of up to 16,977,000 shares of common stock (including Series A convertible preferred stock on an as-converted basis). As of March 31, 2003, approximately 9,452,000 shares of common stock on an as-converted basis had been repurchased, and approximately 7,525,000 shares on an as-converted basis remain authorized for repurchase.

Changes in Working Capital

At March 31, 2003, working capital was a net liability of $18.9 million compared to a net liability of $96.5 million at December 31, 2002. The net liability position in working capital at the end of each period was primarily due to recording the $512.5 million cash portion of the asbestos settlement liability as a current liability at December 31, 2002.

The reduction in the Company's net liability for working capital during the first quarter of 2003 arose primarily from the following changes in the ordinary course of business:

  •
  increase in cash and cash equivalents;

  •
  increase in inventories, primarily due to increased petrochemical-based raw materials costs and certain quantity increases in the ordinary course of business;

  •
  increase in notes and accounts receivable primarily due to the positive effects of foreign currency translation;

  •
  decrease in other current liabilities, primarily due to the timing of payments, which included payroll-related costs (includes the Company's contribution to the profit sharing plan in a combination of cash and shares of its common stock) and customer volume rebate payments; partially offset by an increase in accrued interest of $7 million related to the asbestos settlement liability of $512.5 million; and

  •
  decrease in short-term borrowings primarily due to net repayments,

    partially offset by:

  •
  increase in income taxes payable due to an increase in earnings, partially offset by the timing of payments.

Current and Quick Ratios

The ratio of current assets to current liabilities (current ratio) was 1.0 at March 31, 2003 and 0.9 at December 31, 2002. The ratio of current assets less inventory to current liabilities (quick ratio) was 0.7 at March 31, 2003 and 0.6 at December 31, 2002.

Accounts Receivable Facility

The Company has an accounts receivable securitization program (the "Receivables Facility") with a bank (the "Bank") and an issuer of commercial paper administered by the Bank (the "ICP"). Under the Receivables Facility, the Company's two primary operating subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US) (the "Originators"), sell all of their eligible U.S. accounts receivable to Sealed Air Funding Corporation ("SA Funding Corp."), an indirectly wholly owned subsidiary that the Company formed for the sole purpose of entering into the Receivables Facility. SA Funding Corp. in turn may sell undivided ownership interests in these receivables ("Receivables Interests") to the Bank and the ICP, subject to certain conditions, up to a maximum of $125 million of Receivables Interests outstanding from time to time.

The scheduled expiration date for the Receivables Facility is December 7, 2004. The Bank has extended its commitment to make purchases of Receivables Interests from SA Funding Corp. to January 26, 2004. No Receivables Interests were sold under this Facility during the first quarter of 2003.

The Receivables Facility was amended on April 2, 2003 to provide that SA Funding Corp. may sell Receivables Interests aggregating up to $60 million originated only by Sealed Air Corporation (US) to the Bank or the ICP until a definitive asbestos settlement agreement, satisfactory to the Bank, has been entered into. Once a satisfactory asbestos settlement agreement has been executed, the Company expects that this Facility will again become available for the sale of Receivables Interests originated by Cryovac, Inc. as well as Sealed Air Corporation (US) up to the maximum of $125 million of Receivables Interests provided for by the Receivables Facility.

The covenants under the Receivables Facility were also amended on April 2, 2003 to exclude the charge for the asbestos litigation settlement that was reflected in the Company's condensed consolidated statement of operations for the year ended December 31, 2002 from the calculation of the interest coverage and leverage ratios provided for in the Receivables Facility. As a result, the Company was in compliance with these ratios for the quarter ended March 31, 2003.

The Company considers that the Receivables Facility provides a source of short-term liquidity.

Outstanding Indebtedness

The Company allowed its $525 million principal revolving credit facility (the "2003 Facility") to expire in accordance with its terms on March 30, 2003. The Company has not replaced the 2003 Facility since the Company believes that is current financial resources and cash flows, including the net proceeds of $296.1 million from the issuance of the 5.375% Senior Notes and amounts available under its committed and uncommitted lines of credit, are adequate to meet its current operating and investing needs and to pay its current debt obligations of $46.9 million at March 31, 2003 as well as fund a portion of the cash payment for the asbestos settlement, which is required to be made upon the effectiveness of a plan of reorganization in the bankruptcy of New Grace. The Company will continue to review financing alternatives to meet future cash requirements.

The amount outstanding at March 31, 2003 under the Company's Australian dollar 175 million (U.S. $105.1 million at March 31, 2003) dual-currency revolving credit facility that expires on March 12, 2005 (the "ANZ Facility") was U.S. $50.5 million.

At March 31, 2003, the Company had available committed and uncommitted lines of credit of $314.8 million of which $219.5 million were unused. Such credit lines included amounts available under the ANZ Facility as well as other lines of credit available to various subsidiaries. As of March 31, 2003, the total available lines of credit included committed lines of credit of $105.9 million and uncommitted lines of credit of $208.9 million. The ANZ Facility is the Company's principal committed line of credit. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

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

Derivative Financial Instruments

At March 31, 2003, the Company was party to foreign currency forward contracts which did not have a significant impact on the Company's liquidity.

Shareholders' Equity

Shareholders' equity was $875.7 million at March 31, 2003 and $813 million at December 31, 2002.

Shareholders' equity increased in 2003 primarily due to the following:

  •
  net earnings of $61.7 million; and

  •
  the Company's contribution of its common stock to its profit sharing plan of $9.8 million;

    partially offset by:

  •
  Series A convertible preferred stock dividends of $13.3 million.

Other Matters

Cryovac Transaction and Contingencies Related to the Cryovac Transaction

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q under the caption "Commitments and Contingencies" in Note 10 of the Notes to the Condensed Consolidated Financial Statements is incorporated herein by reference.

Environmental Matters

The Company is subject to loss contingencies resulting from environmental laws and regulations, and it accrues for anticipated costs associated with investigatory and remediation efforts when an assessment has indicated that a loss is probable and can be reasonably estimated. These accruals do not take into account any discounting for the time value of money and are not reduced by potential insurance recoveries, if any. Environmental liabilities are reassessed whenever circumstances become better defined and/or remediation efforts and their costs can be better estimated. These liabilities are evaluated periodically based on available information, including the progress of remedial investigations at each site, the current status of discussions with regulatory authorities regarding the methods and extent of remediation and the apportionment of costs among potentially responsible parties. As some of these issues are decided (the outcomes of which are subject to uncertainties) and/or new sites are assessed and costs can be reasonably estimated, the Company adjusts the recorded accruals, as necessary. The Company believes that such exposures are not material to the Company's condensed consolidated results of operations and financial position. The Company believes that it has adequately reserved for all probable and estimable environmental exposures.

Recently Issued Statements of Financial Accounting Standards

On January 1, 2003, the Company adopted SFAS No. 143, "Asset Retirement Obligations" ("SFAS No. 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is `incurred. The adoption of SFAS No. 143 did not have a material impact on the Company's condensed consolidated financial statements.

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") and requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred. Under EITF 94-3, a liability for an exit cost was required to be recognized at the date of an entity's commitment to an exit plan. The adoption of SFAS No. 146 is expected to result in delayed recognition for certain types of costs as compared to the provisions of EITF 94-3. SFAS No. 146 is effective for new exit or disposal activities that are initiated after December 31, 2002, and does not affect amounts currently reported in the Company's condensed consolidated financial statements. SFAS No. 146 will affect the types and timing of costs included in future restructuring programs, if any.

SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS No. 148"), provides alternative methods of transition for companies that choose to switch to the fair value method of accounting for stock options. SFAS No. 148 also makes changes in the disclosure requirements for stock-based compensation, regardless of which method of accounting is chosen. The Company had terminated all previously maintained stock option plans effective March 31, 1998 in connection with the Cryovac Transaction, except with respect to options that were still outstanding as of such date. SFAS No. 148 did not have an impact on the Company's condensed consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 requires the disclosure of certain guarantees existing at December 31, 2002. In addition, Interpretation No. 45 requires the recognition of a liability for the fair value of the obligation of qualifying guarantee activities that are initiated or modified after December 31, 2002. The Company had no guarantees meeting the requirements of Interpretation No. 45 at March 31, 2003.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"). Interpretation No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. Interpretation No. 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interests or significant financial support provided to it. Interpretation No. 46 was effective for the Company on February 1, 2003 for variable interest entities created after January 31, 2003, and will be effective on July 31, 2003 for variable interest entities created prior to February 1, 2003. Based on its preliminary analysis of Interpretation No. 46, the Company does not currently expect the adoption of Interpretation No. 46 to have a material impact on its 2003 condensed consolidated financial statements.

In January 2003, the Emerging Issues Task Force issued EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the condensed consolidated statements of operations. That presumption is overcome when the consideration is either a reimbursement of specific, incremental, identifiable costs incurred to sell the vendor's products, or a payment for assets or services delivered to the vendor. EITF 02-16 is effective for arrangements entered into after December 31, 2002. The adoption of EITF 02-16 did not have a material impact on the Company's condensed consolidated financial statements.

Critical Accounting Policies and Estimates

For a discussion of the Company's critical accounting policies and estimates, refer to "Management's Discussion and Analysis of Results of Operations and Financial Condition—Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Forward-Looking Statements

Certain statements made by the Company in this report, in documents incorporated by reference herein, and in future oral and written statements by the Company may be forward-looking. These statements include comments as to the Company's beliefs and expectations as to future events and trends affecting the Company's business, its results of operations and its financial condition. These forward-looking statements are based upon management's current expectations concerning future events and discuss, among other things, anticipated future performance and future business plans. Forward-looking statements are identified by such words and phrases as "expects," "intends," "believes," "will continue," "plans to," "could be," "estimates" and similar expressions. Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside the control of the Company, which could cause actual results to differ materially from such statements.

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
  •
  production capacity;
  •
  raw material availability and pricing;
  •
  changes in energy-related expenses;
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
  •
  changes in the Company's relationships with customers and suppliers;
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
  •
  the effects of animal and food-related health issues (including bovine spongiform encephalopathy (BSE or "mad-cow" disease) and foot-and-mouth disease) as well as other health issues affecting trade;
  •
  acts and effects of war or terrorism; and
  •
  changes in domestic or foreign laws or regulations, or governmental or agency actions.

  Except as required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

For a discussion of market risks at December 31, 2002, refer to Item 7A "Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. During the first quarter of 2003, the Company executed various foreign currency forward contracts that do not materially alter the market risk assessment performed as of December 31, 2002.

Item 4.    Controls and Procedures

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

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

The information set forth in Part I of this Quarterly Report on Form 10-Q under the caption "Commitments and Contingencies" in Note 10 of the Notes to the Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 2.    Changes in Securities and Use of Proceeds.

In March 2003, the Company issued 268,180 shares of its common stock, par value $0.10 per share, to the Company's Profit-Sharing Plan (the "Profit-Sharing Plan") as part of its 2002 contribution to the Profit-Sharing Plan. The issuance of such shares to the Profit-Sharing Plan was not registered under the Securities Act of 1933, as amended (the "Securities Act"), because such transaction did not involve an "offer" or "sale" of securities under Section 2(3) of the Securities Act.

On April 14, 2003, the Company issued $300 million aggregate principal amount of 5.375% senior notes due April 2008 (the "5.375% Senior Notes") in transactions exempt from registration under Rule 144A and Regulation S under the Securities Act. The Company intends to use the net proceeds of the offering for general corporate purposes, which may include the funding of a portion of the cash payment required to be made in connection with its asbestos litigation settlement, repurchases of its convertible preferred stock and other working capital purposes. For a description of the cash payment required to be made in connection with the asbestos litigation settlement, see "Commitments and Contingencies—Asbestos Settlement and Related Costs" in Note 10 of the Notes to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference. The 5.375% Senior Notes impose certain limitations on the operations of the Company and certain of its subsidiaries. The limitations include restrictions on the creation of liens, entrance into sale-leaseback transactions, merger or consolidation of the Company and disposition of substantially all of the Company's assets.

Item 6.    Exhibits and Reports on Form 8-K.

               (a)    Exhibits

Exhibit Number	Description
3.1
Unofficial Composite Amended and Restated Certificate of Incorporation of the Company, as currently in effect. [Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12139, is incorporated herein by reference.]
3.2
Amended and Restated By-Laws of the Company as currently in effect. [Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12139, is incorporated herein by reference.]
99.1	Certification of William V. Hickey, Chief Executive Officer, and David H. Kelsey, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated May 9, 2003.

               (b)    Reports on Form 8-K

    The Company furnished the following report under Item 9 of Form 8-K during the fiscal quarter ended March 31, 2003:

Date of Report	Disclosures
February 5, 2003	Under Item 9—Regulation FD Disclosure, the Company furnished information regarding its presentation at the Lehman Brothers Industrial Select Conference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEALED AIR CORPORATION (Registrant)

Date: May 9, 2003	By	/s/ Jeffrey S. Warren Jeffrey S. Warren Controller (Duly Authorized Executive Officer and Chief Accounting Officer)

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

Date: May 9, 2003	/s/ William V. Hickey William V. Hickey President and Chief Executive Officer

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

Date: May 9, 2003	/s/ David H. Kelsey David H. Kelsey Vice President and Chief Financial Officer