Form 10-Q
period 2003-06-30
SEALED AIR CORP/DE
filed 2003-08-08
CIK 1012100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                         YES ☒    NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                         YES ☒    NO ☐

There were 84,883,445 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of July 31, 2003.

SEALED AIR CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2003 and 2002

(In millions, except for per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$865.6	$786.3	$1,688.4	$1,532.4
Cost of sales	596.1	526.3	1,159.5	1,021.8
Gross profit	269.5	260.0	528.9	510.6
Marketing, administrative and development expenses	142.1	131.4	280.7	259.1
Operating profit	127.4	128.6	248.2	251.5
Interest expense	(26.5)	(16.5)	(48.9)	(33.2)
Other income (expense), net	1.9	(0.9)	1.4	(3.8)
Earnings before income taxes	102.8	111.2	200.7	214.5
Income taxes	37.0	45.2	73.2	87.9
Net earnings	$65.8	$66.0	$127.5	$126.6
Add: Excess of book value over repurchase price of Series A convertible preferred stock	0.8	3.3	0.8	3.3
Less: Series A convertible preferred stock dividends	12.9	13.6	26.2	27.2
Net earnings ascribed to common shareholders	$53.7	$55.7	$102.1	$102.7
Earnings per common share:
Basic	$0.63	$0.66	$1.21	$1.22
Diluted	$0.56	$0.61	$1.08	$1.17
Weighted average number of common shares outstanding:
Basic	84.51	83.92	84.36	83.88
Diluted	93.92	108.01	93.90	108.02

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2003 and December 31, 2002

(In millions of dollars, except share data)

(Unaudited)

	June 30, 2003	December 31, 2002

ASSETS

Current assets:

Cash and cash equivalents	$450.3	$126.8

Notes and accounts receivable, net of allowances for doubtful accounts of $20.7 in 2003 and $18.7 in 2002	570.0	546.8

Inventories	381.6	329.4

Other current assets	62.3	53.3

Total current assets	1,464.2	1,056.3

Property and equipment:
Land and buildings	506.2	477.3
Machinery and equipment	1,721.3	1,616.0
Other property and equipment	129.1	119.6
Construction-in-progress	81.0	79.6
	2,437.6	2,292.5
Less accumulated depreciation and amortization	1,410.7	1,279.5
Property and equipment, net	1,026.9	1,013.0

Goodwill	1,932.0	1,926.2

Other assets	277.9	265.3

Total Assets	$4,701.0	$4,260.8

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2003 and December 31, 2002 (Continued)

(In millions of dollars, except share data)

(Unaudited)

	June 30, 2003	December 31, 2002

LIABILITIES, PREFERRED STOCK & SHAREHOLDERS’ EQUITY

Current liabilities:

Short-term borrowings	$41.3	$53.4

Current portion of long-term debt	2.2	2.0

Accounts payable	165.3	167.0

Asbestos settlement liability	512.5	512.5

Other current liabilities	330.9	332.0

Income taxes payable	86.1	85.9

Total current liabilities	1,138.3	1,152.8

Long-term debt, less current portion	1,179.4	868.0

Deferred income taxes	41.8	31.0

Other liabilities	83.3	69.0

Total Liabilities	2,442.8	2,120.8

Commitments and contingencies (Note 10)
Authorized 50,000,000 preferred shares. Series A convertible preferred stock, $50.00 per share redemption value, authorized 26,548,094 shares in 2003 and 27,365,594 shares in 2002, outstanding 25,789,399 shares in 2003 and 26,540,099 shares in 2002, mandatory redemption in 2018	1,289.5	1,327.0

Shareholders’ equity:
Common stock, $.10 par value per share. Authorized 400,000,000 shares; issued 85,037,843 shares in 2003 and 84,764,347 shares in 2002	8.5	8.5
Cost of treasury common stock, 458,485 shares in 2003 and 723,415 shares in 2002	(19.6)	(31.1)
Common stock reserved for issuance related to asbestos settlement, 9,000,000 shares, $.10 par value per share	0.9	0.9
Additional paid-in capital	1,046.8	1,037.1
Retained earnings	133.1	31.9
Deferred compensation	(14.2)	(9.9)
	1,155.5	1,037.4
Minimum pension liability	(2.2)	(2.2)
Accumulated translation adjustment	(193.0)	(222.2)
Unrecognized gain on derivative instruments	8.4	—
Accumulated other comprehensive loss	(186.8)	(224.4)
Total Shareholders’ Equity	968.7	813.0
Total Liabilities, Preferred Stock and Shareholders’ Equity	$4,701.0	$4,260.8

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2003 and 2002

(In millions of dollars)

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net earnings	$127.5	$126.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	86.3	82.5
Amortization of bond discount	0.4	0.4
Deferred tax benefit	(7.2)	(1.1)
Net loss (gain) on disposals of property and equipment	0.3	(0.1)
Changes in operating assets and liabilities, net of businesses acquired:
Change in the Receivables Facility	—	(95.6)
Notes and accounts receivable, net of the Receivables Facility	2.8	(25.1)
Inventories	(33.8)	(23.1)
Other current assets	(5.5)	(1.0)
Other assets	0.2	(10.1)
Accounts payable	(10.8)	18.3
Other current liabilities	(1.6)	9.3
Other liabilities	9.5	1.8

Net cash provided by operating activities	168.1	82.8

Cash flows from investing activities:
Capital expenditures for property and equipment	(52.5)	(44.5)
Proceeds from sales of property and equipment	1.2	1.8
Businesses acquired in purchase transactions	—	(10.2)

Net cash used in investing activities	(51.3)	(52.9)

Cash flows from financing activities:
Proceeds from long-term debt	298.4	114.2
Payment of long-term debt	(17.5)	(61.1)
Payment of senior debt issuance costs	(2.3)	—
Dividends paid on preferred stock	(26.6)	(13.7)
Purchases of preferred stock	(36.7)	(19.6)
Termination of treasury lock agreements	13.9	—
Proceeds from stock option exercises	1.7	0.9
Net payment of short-term borrowings	(15.3)	(38.6)

Net cash provided by (used in) financing activities	215.6	(17.9)

Effect of exchange rate changes on cash and cash equivalents	(8.9)	(10.6)

Cash and cash equivalents:
Net change during the period	323.5	1.4
Balance, beginning of period	126.8	13.8
Balance, end of period	$450.3	$15.2

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2003 and 2002 (Continued)

(In millions of dollars)

(Unaudited)

	2003	2002
Supplemental Cash Flow Items:
Interest payments, net of amounts capitalized	$24.7	$28.1

Income tax payments	$81.1	$94.6

Non-cash items:
Issuance of shares of common stock to the profit sharing plan	$9.8	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2003 and 2002

(In millions of dollars)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net earnings	$65.8	$66.0	$127.5	$126.6

Other comprehensive income (loss):
Unrecognized gain on derivative instruments, net of income tax provision of $5.5 for the three and six months ended June 30, 2003, and $0.2 and $0.1 for the three and six months ended June 30, 2002, respectively	8.4	0.5	8.4	0.2
Foreign currency translation adjustments	27.0	(5.1)	29.2	(21.6)

Comprehensive income	$101.2	$61.4	$165.1	$105.2

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2003 and 2002

(Amounts in millions of dollars, except per share data)

(Unaudited)

(1)                                  Basis of Consolidation

The condensed consolidated financial statements include the accounts of Sealed Air Corporation and its subsidiaries (the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.  In management’s opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial position as of June 30, 2003 and the condensed consolidated results of operations for the three and six months ended June 30, 2003 and 2002 have been made.  The results set forth in the condensed consolidated statement of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.  All amounts are approximate due to rounding.

The condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP (accounting principles generally accepted in the United States of America) can be condensed or omitted.

The Company is responsible for the unaudited condensed consolidated financial statements included in this document.  As these are condensed financial statements, they should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10-K.

(2)                                  Business Segment Information

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net sales
Food Packaging	$538.9	$478.5	$1,037.1	$933.4
Protective and Specialty Packaging	326.7	307.8	651.3	599.0
Total	$865.6	$786.3	$1,688.4	$1,532.4
Operating profit
Food Packaging	$85.6	$80.3	$161.5	$152.1
Protective and Specialty Packaging	49.4	53.9	101.6	109.1
Total segments	135.0	134.2	263.1	261.2
Unallocated corporate operating expenses	(7.6)	(5.6)	(14.9)	(9.7)
Total	$127.4	$128.6	$248.2	$251.5
Depreciation and amortization
Food Packaging	$28.0	$26.5	$55.0	$52.6
Protective and Specialty Packaging	15.7	15.3	31.3	29.9
Total	$43.7	$41.8	$86.3	$82.5

(3)                                  Accounts Receivable Securitization

The Company has an accounts receivable securitization program (the “Receivables Facility”) with a bank (the “Bank”) and an issuer of commercial paper administered by the Bank (the “ICP”).  Under the Receivables Facility, the Company’s two primary operating subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US) (the “Originators”), sell all of their eligible U.S. accounts receivable to Sealed Air Funding Corporation (“SA Funding Corp.”), an indirectly wholly owned subsidiary that the Company formed for the sole purpose of entering into the Receivables Facility.  SA Funding Corp. in turn may sell undivided ownership interests in these receivables (“Receivables Interests”) to the Bank and the ICP, subject to certain conditions, up to a maximum of $125.0 million of Receivables Interests outstanding from time to time.

The Bank has extended its commitment to make purchases of Receivables Interests from SA Funding Corp. to January 26, 2004.  The scheduled expiration date for the Receivables Facility is December 7, 2004.  No Receivables Interests were sold under this Facility during the first six months of 2003.

The Receivables Facility was amended on April 2, 2003 to provide that SA Funding Corp. may sell Receivables Interests aggregating up to $60.0 million, originated only by Sealed Air Corporation (US), to the Bank or the ICP until a definitive asbestos settlement agreement (see Note 10), satisfactory to the Bank, has been entered into.  Once a satisfactory asbestos settlement agreement has been executed, the Company expects that this Facility will again become available for the sale of Receivables Interests originated by Cryovac, Inc. as well as Sealed Air Corporation (US) up to the maximum of $125.0 million of Receivables Interests provided for by the Receivables Facility.

The Receivables Facility was also amended on April 2, 2003 to exclude the charge for the asbestos litigation settlement that was reflected in the Company’s condensed consolidated statement of operations for the year ended December 31, 2002 from the calculation of the interest coverage and leverage ratios provided for in the Receivables Facility.  The Company was in compliance with these ratios at June 30, 2003.

(4)                                  Inventories

At June 30, 2003 and December 31, 2002, the components of inventories by major classification were as follows:

	June 30, 2003	December 31, 2002
Raw materials	$87.2	$76.9
Work in process	86.8	71.3
Finished goods	228.7	198.4
Subtotal	402.7	346.6
Reduction of certain inventories to LIFO basis	(21.1)	(17.2)
Total	$381.6	$329.4

(5)                                  Income Taxes

The Company’s effective income tax rates were 36.0% and 40.6% for the three months ended June 30, 2003 and 2002, respectively, and 36.5% and 41.0% for the six months ended June 30, 2003 and 2002, respectively.  Such rates were higher than the statutory U.S. federal income tax rate primarily due to state income taxes.

(6)                                  Restructuring and Other Charges

2001 Restructuring Program

The Company’s restructuring liability, which arose out of a restructuring undertaken during 2001, amounted to $2.0 million at June 30, 2003 and $6.6 million at December 31, 2002.  The components of the restructuring charges, spending and other activity through June 30, 2003 and the remaining liability balance at June 30, 2003 were as follows:

	Employee Termination Costs	Plant/Office Exit Costs	Total Costs
Restructuring liability at December 31, 2002	$5.9	$0.7	$6.6
Cash payments during 2003	(4.4)	(0.2)	(4.6)
Restructuring liability at June 30, 2003	$1.5	$0.5	$2.0

The cash outlays during the six months ended June 30, 2003 included primarily severance and other personnel-related costs as well as lease and other contractual arrangement termination costs.  The 2001 restructuring program was substantially completed at December 31, 2002.  As of June 30, 2003, 676 positions had been eliminated out of the 677 positions estimated to be eliminated under this program.  The remaining cash outlays as of June 30, 2003 are primarily for severance-related costs that are expected to be paid in the remainder of 2003 and in future years.

(7)                                  Debt

The Company allowed its $525.0 million principal revolving credit facility to expire in accordance with its terms on March 30, 2003. Such facility had not been replaced as of June 30, 2003.

On April 14, 2003, the Company issued $300.0 million aggregate principal amount of 5.375% senior notes due April 2008 (the “5.375% Senior Notes”) in transactions exempt from registration under Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”).  Accrued interest on these senior notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2003.  The net proceeds from the issuance of these senior notes after deducting the initial purchasers’ discount, unamortized bond discount and other offering expenses were $296.0 million.  The carrying value of these notes at June 30, 2003 was $297.7 million, net of unamortized discount and an adjustment to record a decrease in the fair value of the 5.375% Senior Notes due to changes in interest rates of $0.8 million related to certain interest rate swaps the Company has entered into with respect to these notes (see Note 8).

In July 2003, the Company issued a total of $1,281.25 million of senior notes in transactions that were exempt from registration under Rule 144A and other available exemptions under the Securities Act.  This debt is not included in the Company’s condensed consolidated balance sheet at June 30, 2003.  On July 18, 2003, the net proceeds from these offerings and additional cash on hand were used to redeem the Company’s Series A convertible preferred stock at the redemption price of $51.00 per share for which the Company used $1,298.1 million of cash plus an amount equal to dividends accrued from July 1, 2003 through July 17, 2003 for which the Company used $2.4 million of cash.  The offerings included the following:

•                  $400.0 million aggregate principal amount of 5.625% senior notes due July 15, 2013 (the “5.625% Senior Notes”).  Accrued interest on the 5.625% Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2004. The net proceeds from this issuance, after deducting the initial purchasers’ discount and unamortized bond discount but before other offering expenses, were $396.1 million.

•                  $450.0 million aggregate principal amount of 6.875% senior notes due July 15, 2033 (the “6.875% Senior Notes”).  Accrued interest on the 6.875% Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2004. The net proceeds from this issuance, after deducting the initial purchasers’ discount and unamortized bond discount but before other offering expenses, were $444.5 million.

•                  $431.25 million aggregate principal amount of 3% convertible senior notes due June 30, 2033 (the “3% Convertible Senior Notes”), after giving effect to the initial purchasers’ exercise of an option on July 16, 2003 to purchase additional 3% Convertible Senior Notes.  Accrued interest on the 3% Convertible Senior Notes is payable semi-annually in arrears on June 30 and December 30 of each year, commencing on December 30, 2003.  The net proceeds from this issuance, after deducting the initial purchasers’ discount but before other offering expenses were, $422.1 million.

Holders of the 3% Convertible Senior Notes may convert those notes into shares of the Company’s common stock at a conversion rate of 14.2857 shares per $1,000 principal amount of the notes (which is equal to a conversion price of $70.00 per share), subject to anti-dilution adjustments in certain circumstances (the “Conversion Rate”), before the close of business on June 30, 2033 only under the following circumstances:  (1) during any calendar quarter commencing after September 30, 2003, if the closing sale price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during any period in which (i) the long-term credit rating assigned to the notes by Standard & Poor’s Rating Services, a division of the McGraw-Hill Companies (“Standard and Poor’s”) or Moody’s Investors Services, Inc. (“Moody’s”) is lower than BB+ or Ba2, respectively, (ii) either Standard & Poor’s or Moody’s no longer rates the notes or has withdrawn or suspended such rating, or (iii) the notes are not assigned a rating by both Standard & Poor’s and Moody’s; (3) during the five business day period immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each day of that period was less than 98% of the product of the closing sale price of the Company’s common stock and the Conversion Rate; (4) if the notes have been called for redemption; or (5) upon the occurrence of certain corporate events.

The Company has the option to redeem the 3% Convertible Senior Notes beginning July 2, 2007 at a price equal to 101.286% of their aggregate principal amount declining ratably to 100% of their aggregate principal amount on June 30, 2010.

The holders of the 3% Convertible Senior Notes have the option to require the Company to repurchase the 3% Convertible Senior Notes on June 30 of 2010, 2013, 2018, 2023 and 2028 or upon the occurrence of a fundamental change in or a termination of trading of the Company’s common stock at a price equal to 100% of their principal amount, plus accrued and unpaid interest.

In connection with the issuance of the 3% Convertible Senior Notes, the Company agreed with the initial purchasers of such notes to file a registration statement with the Securities and Exchange Commission, on or before October 29, 2003, covering resale of the 6,160,708 shares of the Company’s common stock issuable upon conversion of such  notes.

Each issue of the Company’s outstanding senior notes and the Company’s outstanding Euro Notes impose certain limitations on the Company’s operations and those of certain of the Company’s subsidiaries, including limitations on liens, sale and leaseback transactions and certain acquisitions and dispositions.  The Company was in compliance with these limitations at June 30, 2003.

The amount outstanding at June 30, 2003 under the Company’s Australian dollar 175.0 million (U.S. $116.3 million at June 30, 2003) dual-currency revolving credit facility that expires on March 12, 2005 (the “ANZ Facility”) was U.S. $48.5 million.  The ANZ Facility imposes certain limitations on the operations of certain of the Company’s Australian and New Zealand subsidiaries under that Facility, and such subsidiaries were in compliance with these limitations at June 30, 2003.

At June 30, 2003, the Company had available committed and uncommitted lines of credit of $329.6 million of which $239.8 million were unused.  Such credit lines included amounts available under the ANZ Facility as well as other lines of credit available to various subsidiaries.  As of June 30, 2003, the total available lines of credit included committed lines of credit of $117.1 million and uncommitted lines of credit of $212.5 million.  The ANZ Facility is the Company’s principal committed line of credit.  The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

(8)                                  Derivatives and Hedging Activities

Foreign Currency Forward Contracts:

The Company is exposed to market risk, such as fluctuations in foreign currency exchange rates.  The Company’s subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies.  The primary purpose of the Company’s foreign currency hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies.  At June 30, 2003, the Company was party to foreign currency forward contracts with an aggregate notional amount of $187.5 million maturing through November 2003.  Such contracts qualified and were designated as cash flow hedges and had original maturities of less than twelve months.

Interest Rate Swaps:

From time to time, the Company may use interest rate swaps to manage its exposure to fluctuations in interest rates.  During the three months ended June 30, 2003, the Company entered into interest rate swaps with a total notional amount of $200.0 million that qualify and were designated as fair value hedges.  The interest rate swaps were entered into in order to convert a portion of the 5.375% Senior Notes into floating rate debt.  At June 30, 2003, the Company recorded an adjustment to long-term debt to record a decrease in the fair value of the 5.375% Senior Notes due to changes in interest rates of $0.8 million and an adjustment to other liabilities to record the fair value of the interest rate swap of $0.8 million.

U.S. Treasury Locks:

During the three months ended June 30, 2003, the Company entered into U.S. Treasury lock agreements with a total notional amount of $700.0 million that qualified and were designated as cash flow hedges.  U.S. Treasury lock agreements are instruments used to manage the risks associated with the movements in U.S. Treasury rates.  The Company entered into such agreements to manage interest rate risks arising from the planned issuance of the 5.375% Senior Notes in April 2003 and the planned issuance of the 5.625% Senior Notes and the 6.875% Senior Notes in July 2003 (see Note 7).  The Company terminated these U.S. Treasury lock agreements prior to June 30, 2003 and received net cash proceeds of $13.9 million.  Such amount has been reflected in other comprehensive income and is being amortized and reflected as a net reduction of interest expense over the life of the respective senior note issue.  At June 30, 2003, the Company was not party to any of these types of contracts.

(9)                                  Earnings Per Common Share

The following table sets forth the reconciliation of the basic and diluted earnings per common share computations for the three and six months ended June 30, 2003 and 2002:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Basic EPS:
Numerator
Net earnings	$65.80	$66.01	$127.47	$126.55
Add: Excess of book value over repurchase price of preferred stock	0.79	3.20	0.79	3.38
Less: Preferred stock dividends	12.94	13.56	26.21	27.24
Net earnings ascribed to common shareholders – basic	$53.65	$55.65	$102.05	$102.69
Denominator
Weighted average common shares outstanding – basic	84.51	83.92	84.36	83.88
Basic earnings per common share (1)	$0.63	$0.66	$1.21	$1.22

Diluted EPS:
Numerator
Net earnings ascribed to common shareholders – basic	$53.65	$55.65	$102.05	$102.69
Less: Excess of book value over repurchase price of preferred stock	0.79	3.20	0.79	3.38
Add: Preferred stock dividends	—	13.56	—	27.24
Add: Dividends associated with repurchased preferred stock	0.04	—	0.42	—
Net earnings ascribed to common shareholders – diluted	$52.90	$66.01	$101.68	$126.55
Denominator
Weighted average common shares outstanding – basic	84.51	83.92	84.36	83.88
Effect of assumed issuance of asbestos settlement shares	9.00	—	9.00	—
Effect of assumed exercise of options	0.02	0.05	0.02	0.04
Effect of conversion of outstanding preferred stock	—	23.76	—	23.76
Effect of conversion of repurchased preferred stock	0.39	0.28	0.52	0.34
Weighted average common shares outstanding – diluted	93.92	108.01	93.90	108.02
Diluted earnings per common share (1) (2) (3)	$0.56	$0.61	$1.08	$1.17

(1)

The basic earnings per common share calculations for the three and six months ended June 30, 2003 include $0.01, and for the three and six months ended June 30, 2002 include $0.04, per share gains attributable to the repurchase of preferred stock.

(2)

In calculating diluted earnings per common share, the weighted average number of common shares for the three months and six months ended June 30, 2003 assumes the issuance of nine million shares of common stock reserved for the asbestos settlement (see Note 10), the exercise of dilutive stock options net of assumed treasury stock repurchases and the effect of the weighted average conversion of repurchased shares of preferred stock.  For the three months and six months ended June 30, 2002, the weighted average number of common shares assumes the exercise of dilutive stock options net of assumed treasury stock repurchases, the effect of the weighted average conversion of repurchased shares of preferred stock and the effect of the assumed conversion of outstanding preferred stock.

(3)

For the purpose of calculating diluted earnings per common share for the three and six months ended June 30, 2003 and 2002, net earnings ascribed to common shareholders have been adjusted to exclude the gains attributable to the repurchase of preferred stock and to add back dividends attributable to such repurchased preferred stock, and the weighted average common shares outstanding have been adjusted to assume conversion of the shares of preferred stock repurchased during such period in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force Topic D-53 guidance.

(10)                            Commitments and Contingencies

Asbestos Settlement and Related Costs

On November 27, 2002, the Company reached an agreement in principle with the appropriate parties to resolve all current and future asbestos-related claims made against the Company and its affiliates in connection with the Cryovac Transaction.  The settlement will also resolve the fraudulent transfer claims, as well as indemnification claims by Fresenius, that had been made against the Company in connection with the Cryovac Transaction.  On December 3, 2002, the agreement in principle was approved by the Company’s Board of Directors.  The Company was advised that both of the Committees had approved the agreement in principle as of December 5, 2002.  For a description of the Cryovac Transaction, asbestos-related claims and the parties involved, see “Cryovac Transaction” and “Contingencies Related to the Cryovac Transaction” below.

The Company recorded a charge of $850.1 million as a result of the asbestos settlement in its condensed consolidated statement of operations as of December 31, 2002, which consisted of the following items:

•                  a non-cash charge of $512.5 million covering a cash payment that the Company is required to make upon the effectiveness of a plan of reorganization in the bankruptcy of W. R. Grace & Co. (referred to below as “New Grace”).  Because it is uncertain when such a plan of reorganization may become effective, this liability was recorded as a current liability on the condensed consolidated balance sheet at December 31, 2002.  Under the terms of the settlement, this amount accrues interest at a 5.5% annual rate from December 21, 2002 to the date of payment.  Such interest is included in interest expense in the condensed consolidated statement of operations and in other current liabilities in the condensed consolidated balance sheets.

•                  a non-cash charge of $321.5 million representing the fair market value of 9 million shares of the Company’s common stock reserved for issuance pursuant to such settlement upon the effectiveness of New Grace’s plan of reorganization.  Such shares are subject to customary anti-dilution provisions (including the effects of stock splits, stock dividends and certain other events affecting the Company’s common stock.)  Such fair market value was $35.72 per common share as of the close of business on December 5, 2002.  Such amount was recorded in the condensed consolidated balance sheet at December 31, 2002 as follows:  $0.9 million representing the aggregate par value of such shares has been recorded in common stock reserved for issuance related to the asbestos settlement and the remaining $320.6 million, representing the excess of the aggregate fair market value over the aggregate par value of such common shares, has been recorded in additional paid-in capital.  The shares of common stock reserved for issuance related to the asbestos settlement are reflected in the June 30, 2003 diluted earnings per common share calculation.

•                  $16.1 million of legal and related fees as of December 31, 2002.

Other expense, net, included legal and related fees for asbestos-related matters for the three and six months ended June 30, 2003 of $1.1 million and $1.7 million, respectively, and for the three and six months ended June 30, 2002 of $2.1 million and $3.2 million, respectively.

Cryovac Transaction

On March 31, 1998, the Company completed a multi-step transaction (the “Cryovac Transaction”), which brought the Cryovac packaging business and the former Sealed Air Corporation (“old Sealed Air”) under the common ownership of the Company.  These businesses operate as subsidiaries of the Company, and the Company acts as a holding company.  As part of that transaction, the Cryovac packaging business, held by various direct and indirect subsidiaries of the Company, was separated from the remaining businesses of the Company.  Such remaining businesses were then contributed to a company now known as W. R. Grace & Co. (“New Grace”), whose shares were distributed to the Company’s stockholders.  As a result, New Grace became a separate publicly owned company.  The Company recapitalized its outstanding shares of common stock into a new common stock and a new convertible preferred stock.  A subsidiary of the Company then merged into old Sealed Air, which changed its name to Sealed Air Corporation (US).  The agreements pursuant to which the Cryovac Transaction was carried out are referred to below as the “Transaction Agreements.”

Contingencies Related to the Cryovac Transaction

In connection with the Cryovac Transaction, New Grace and its subsidiaries retained all liabilities arising out of their operations before the Cryovac Transaction, whether accruing or occurring before or after the Cryovac Transaction, other than liabilities arising from or relating to Cryovac’s operations. The liabilities retained by New Grace include, among others, liabilities relating to asbestos-containing products previously manufactured or sold by New Grace’s subsidiaries prior to the Cryovac Transaction, including its primary U.S. operating subsidiary, W. R. Grace & Co. - Conn., which has operated for decades and has been a subsidiary of New Grace since the Cryovac Transaction.  The Transaction Agreements provided that, should any claimant seek to hold the Company, including any of its subsidiaries, responsible for liabilities of New Grace or its subsidiaries, including such asbestos-related liabilities, New Grace and its subsidiaries would indemnify and defend the Company.

Since the beginning of 2000, the Company has been served with a number of lawsuits alleging that, as a result of the Cryovac Transaction, the Company is responsible for alleged asbestos liabilities of New Grace and its subsidiaries, certain of which were also named as co-defendants in some of these actions.  These actions include several purported class actions and a number of personal injury lawsuits.  Some plaintiffs seek damages for personal injury or wrongful death, while others seek medical monitoring, environmental remediation or remedies related to an attic insulation product. Neither old Sealed Air nor Cryovac ever produced or sold any of the asbestos-containing materials that are the subjects of these cases. None of these cases has been resolved through judgment, settlement or otherwise.  All such cases have been stayed in connection with New Grace’s Chapter 11 bankruptcy proceeding discussed below.

While the allegations in these actions directed to the Company vary, these actions all appear to allege that the transfer of the Cryovac business as part of the Cryovac Transaction was a fraudulent transfer or gave rise to successor liability.  Under a theory of successor liability, plaintiffs with claims against New Grace and its subsidiaries may attempt to hold the Company liable for liabilities that arose with respect to activities conducted prior to the Cryovac Transaction by W. R. Grace & Co. - Conn. or other New Grace subsidiaries.  A transfer would be a fraudulent transfer if the transferor received less than reasonably equivalent value and the transferor was insolvent or was rendered insolvent by the transfer, was engaged or was about to engage in a business for which its assets constitute unreasonably small capital, or intended to incur or believed that it would incur debts beyond its ability to pay as they mature.  A transfer may also be fraudulent if it was made with actual intent to hinder, delay or defraud creditors.  If any transfers in connection with the Cryovac Transaction were found by a court to be fraudulent transfers, the Company could be required to return the property or its value to the transferor or could be required to fund certain liabilities of New Grace or its subsidiaries for the benefit of their creditors, including asbestos claimants.  The Company has reached an agreement in principle, described below, that will resolve all such claims.  Previously, the Company was unable to estimate the loss or range of loss in the event that there had been a finding that the Cryovac Transaction was a fraudulent transfer or gave rise to successor liability.

In the Joint Proxy Statement furnished to their respective stockholders in connection with the Cryovac Transaction, both Sealed Air and Grace stated that it was their belief that New Grace and its subsidiaries were adequately capitalized and would be adequately capitalized after the Cryovac Transaction and that none of the transfers contemplated to occur in the Cryovac Transaction would be a fraudulent transfer.  They also stated their belief that the Cryovac Transaction complied with other relevant laws.  However, if a court applying the relevant legal standards had reached conclusions adverse to the Company, such determinations could have had a materially adverse effect on the Company’s condensed consolidated results of operations and financial position.

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

Committees appointed to represent asbestos claimants in New Grace’s bankruptcy case received the court’s permission to pursue fraudulent transfer and other claims against the Company and its subsidiary Cryovac, Inc. and against Fresenius, as discussed below.  The claims against Fresenius are based upon a 1996 transaction between Fresenius and W. R. Grace & Co. - Conn. Fresenius is not affiliated with the Company.  In March 2002, the court ordered that the issues of the solvency of New Grace following the Cryovac Transaction and whether New Grace received reasonably equivalent value in the Cryovac Transaction would be tried on behalf of all creditors of New Grace.  The proceeding is pending in the U.S. Bankruptcy Court for the District of Delaware (Adv. No. 02-02210).

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

On November 27, 2002, the Company reached an agreement in principle with the Committees prosecuting the claims against the Company and Cryovac, Inc., to resolve all current and future asbestos-related claims arising from the Cryovac Transaction.  On the same day, the court entered an order confirming that an amicable resolution of the disputes among the parties had been reached and that counsel for the Company and the Committees had agreed and bound the parties to the terms of the agreement in principle.  As discussed above, the agreement in principle calls for payment of 9 million shares of Sealed Air common stock and $512.5 million in cash, plus interest on the cash payment at a 5.5% annual rate starting on December 21, 2002 and ending on the effective date of the New Grace plan of reorganization, when payment must be made.  Such shares are subject to customary anti-dilution provisions (including the effects of stock splits, stock dividends and certain other events affecting the Company’s common stock).  On December 3, 2002, the agreement in principle was approved by the Company’s Board of Directors.  The Company was advised that both of the Committees had approved the agreement in principle as of December 5, 2002.  The parties are jointly engaged in the process of drafting a definitive settlement agreement consistent with the terms of the agreement in principle.  Once signed by the appropriate parties, the settlement agreement will be presented to the court for approval and will eventually be incorporated into New Grace’s plan of reorganization and, assuming approval by New Grace’s creditors as part of the approval of the plan of reorganization, will then be implemented.

The settlement, upon approval and implementation in the New Grace bankruptcy, will provide that, upon the effective date of New Grace’s plan of reorganization and payment of the shares and cash, all present and future asbestos-related claims against the Company and its affiliates that arise from alleged asbestos liabilities of New Grace and its affiliates (including former affiliates that became affiliates of the Company through the Cryovac Transaction) will be channeled to and become the responsibility of one or more trusts to be established under Section 524(g) of the Bankruptcy Code as part of New Grace’s plan of reorganization. The settlement will also resolve all fraudulent transfer claims against the Company and its affiliates arising from the Cryovac Transaction as well as the claims of Fresenius described below.  The settlement will provide that the Company and its affiliates will receive releases of all such claims upon payment.  As a condition to the Company’s obligation to make the payments required by the settlement, New Grace’s plan of reorganization must be consistent with the terms of the settlement, including provisions for the trusts and releases referred to above and for an injunction barring the prosecution of any asbestos-related claims against the Company and its affiliates.  Pursuant to the agreement, the Company cannot seek indemnity from New Grace for the Company’s payments required by the settlement.  It is expected that the order approving the settlement agreement will also provide that the stay of proceedings involving the Company described above will continue through the effective date of New Grace’s plan of reorganization, after which the Company will be released from the liabilities asserted in those proceedings and their continued prosecution against the Company will be enjoined.

In January 2002, the Company filed a declaratory judgment action against Fresenius Medical Care Holdings, Inc., its parent, Fresenius AG, a German company, and certain of its affiliates (collectively, “Fresenius”) in New York State court asking the court to resolve a contract dispute between the parties. Fresenius contended that the Company was obligated to indemnify Fresenius for certain liabilities that Fresenius might incur as a result of the 1996 Fresenius transaction mentioned above. Fresenius’s contention was based on its interpretation of the agreements between Fresenius and W. R. Grace & Co. - Conn. in connection with the 1996 Fresenius transaction.  In February 2002, Fresenius announced that it had accrued a charge of $172.0 million for such potential liabilities, which include pre-transaction tax liabilities of New Grace and the costs of defense of litigation arising from New Grace’s Chapter 11 filing.  The Company believed that it was not responsible to indemnify Fresenius under the 1996 agreements and filed the action in order to proceed to a resolution of Fresenius’s claims.  In April 2002, Fresenius filed a motion to dismiss the action and for entry of declaratory relief in its favor.  The Company opposed the motion, and in July 2003, the court denied the motion without prejudice in view of the November 27, 2002 agreement in principle referred to above.  As noted above, as a result of the agreement in principle, the parties expect that there will be mutual releases exchanged between Fresenius and the Company releasing any and all claims related to the 1996 Fresenius transaction.

In view of New Grace’s Chapter 11 filing, the Company may receive additional claims asserting that the Company is liable for obligations that New Grace had agreed to retain in the Cryovac Transaction and for which the Company may be contingently liable.  To date, no material additional claims have been asserted or threatened against the Company.

Final determinations and accountings under the Transaction Agreements with respect to matters pertaining to the Cryovac Transaction had not been completed at the time of New Grace’s Chapter 11 filing.  The Company has filed claims in the bankruptcy proceeding that include all of the costs and liabilities that it has incurred or may incur that New Grace and its affiliates agreed to retain or that are subject to indemnification by New Grace and its affiliates under the Transaction Agreements other than payments to be made under the settlement agreement.  New Grace has alleged that the Company is responsible for certain amounts under the Transaction Agreements.  Any amounts for which the Company may be liable to New Grace may be used to offset the liabilities of New Grace and its affiliates to the Company.  Costs and liabilities for which the Company intends to seek indemnification by New Grace and its affiliates include certain defense costs related to asbestos and fraudulent transfer litigation and the Fresenius claims and approximately $8.0 million paid by the Company on account of its guaranty of debt issued by W. R. Grace & Co. – Conn.  Except to the extent of any potential setoff or similar claim, the Company expects that its claims will be as an unsecured creditor of New Grace.  Since certain portions of the Company’s claims against New Grace and its affiliates are contingent or unliquidated, it is not currently possible to determine the amount of the Company’s claims, the extent to which such claims may be secured by setoff, how much of the claims may be allowed, or the amount of the Company’s recovery on such claims, if any, in the bankruptcy proceeding.

(11)                            New Accounting Pronouncements

On January 1, 2003, the Company adopted SFAS No. 143, “Asset Retirement Obligations” (“SFAS No. 143”), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets.  This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  The adoption of SFAS No. 143 did not have a material impact on the Company’s consolidated financial statements.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred.  Under EITF 94-3, a liability for an exit cost was required to be recognized at the date of an entity’s commitment to an exit plan.  The adoption of SFAS No. 146 is expected to result in delayed recognition for certain types of costs as compared to the provisions of EITF 94-3. SFAS No. 146 is effective for new exit or disposal activities that are initiated after December 31, 2002, and does not affect amounts currently reported in the Company’s condensed consolidated financial statements. SFAS No. 146 will affect the types and timing of costs included in future restructuring programs, if any.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”), which provides alternative methods of transition for companies that choose to switch to the fair value method of accounting for stock options.  SFAS No. 148 also makes changes in the disclosure requirements for stock-based compensation, regardless of which method of accounting is chosen.  The Company had terminated all previously maintained stock option plans effective March 31, 1998 in connection with the Cryovac Transaction, except with respect to options that were still outstanding as of such date.  SFAS No. 148 did not have an impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation No. 45”).  Interpretation No. 45 requires the disclosure of certain guarantees existing at December 31, 2002.  In addition, Interpretation No. 45 requires the recognition of a liability for the fair value of the obligation of qualifying guarantee activities that are initiated or modified after December 31, 2002.  The Company had no guarantees meeting the requirements of Interpretation No. 45 at June 30, 2003.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”).  Interpretation No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest.  Interpretation No. 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interests or significant financial support provided to it.  Interpretation No. 46 was effective for the Company on February 1, 2003 for variable interest entities created after January 31, 2003, and will be effective on July 31, 2003 for variable interest entities created prior to February 1, 2003.  Based on its preliminary analysis of Interpretation No. 46, the Company does not currently expect the adoption of Interpretation No. 46 to have a material impact on its 2003 consolidated financial statements.

In January 2003, the Emerging Issues Task Force issued EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the condensed consolidated statements of operations.  That presumption is overcome when the consideration is either a reimbursement of specific, incremental, identifiable costs incurred to sell the vendor’s products, or a payment for assets or services delivered to the vendor.  EITF 02-16 is effective for arrangements entered into after December 31, 2002.  The adoption of EITF 02-16 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”).  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  SFAS No. 150 will be effective for the Company on July 1, 2003.  The adoption of SFAS No. 150 is not expected to have a material impact on the Company’s consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

The information in Management’s Discussion and Analysis of Results of Operations and Financial Condition should be read together with the Company’s condensed consolidated financial statements and related notes set forth in Item 1 of Part I of this quarterly report on Form 10-Q.  All amounts and percentages are approximate due to rounding.

Net Sales

Net sales for the second quarter of 2003 increased 10% to $865.6 million compared to $786.3 million in the second quarter of 2002.  The components of the increase in net sales for the second quarter were as follows (dollars in millions):

	Food Packaging Segment		Protective & Specialty Packaging Segment		Total Company
Volume – Units	3.0%	$14.1	(2.9)%	$(9.0)	0.7%	$5.1
Volume – Acquired Businesses	—	—	0.6	1.7	0.2	1.7
Price/Mix	3.4	16.8	3.0	9.5	3.3	26.3
Foreign Currency Translation	6.2	29.5	5.4	16.7	5.9	46.2
Total	12.6%	$60.4	6.1%	$18.9	10.1%	$79.3

Net sales for the first six months of 2003 increased 10% to $1,688.4 million compared to $1,532.4 million in the first six months of 2002.  The components of the increase in net sales for the first six months were as follows (dollars in millions):

	Food Packaging Segment		Protective & Specialty Packaging Segment		Total Company
Volume – Units	2.5%	$23.6	1.4%	$8.1	2.1%	$31.7
Volume – Acquired Businesses	—	—	0.8	4.8	0.3	4.8
Price/Mix	2.6	23.8	1.0	6.3	2.0	30.1
Foreign Currency Translation	6.0	56.3	5.5	33.1	5.8	89.4
Total	11.1%	$103.7	8.7%	$52.3	10.2%	$156.0

Foreign currency translation had a favorable impact on net sales of $46.2 million in the second quarter of 2003.  Excluding the positive effect of foreign currency translation, net sales would have increased 4% compared to the second quarter of 2002.  Foreign currency translation had a favorable impact on net sales of $89.4 million in the first six months of 2003.  Excluding the positive effect of foreign currency translation, net sales would have increased 4% compared to the first six months of 2002. This favorable foreign currency translation impact was primarily due to the strengthening of foreign currencies in Europe and the Asia-Pacific region against the U.S. dollar, partially offset by the weakness of the Brazilian real.  Net sales from Brazilian operations were approximately 2% of the Company’s net sales for the second quarters and first six months of 2003 and 2002.

Net sales of the Company’s food packaging segment, which consists primarily of the Company’s Cryovac® food packaging products, constituted 62% and 61% of net sales in the second quarter and first six months of 2003, respectively, and 61% in the second quarter and first six months of 2002.

Net sales of the Company’s protective and specialty packaging segment, which includes the aggregation of the Company’s protective packaging products, engineered products and shrink packaging products, all of which are used principally for non-food packaging applications, constituted the balance of net sales.

Food Packaging Segment Sales

Net sales of food packaging products increased 13% in the second quarter of 2003 to $538.9 million compared to $478.5 million in the second quarter of 2002.  Foreign currency translation had a favorable impact on this segment of $29.5 million in the second quarter of 2003.  Excluding the positive foreign currency translation effect, net sales for this segment would have increased 6%.

Net sales of food packaging products increased 11% in the first six months of 2003 to $1,037.1 million compared to $933.4 million in the first six months of 2002.  Foreign currency translation had a favorable impact on this segment of $56.3 million in the first six months of 2003.  Excluding the positive foreign currency translation effect, net sales for this segment would have increased 5%.

Protective and Specialty Packaging Segment Sales

Net sales of protective and specialty packaging products increased 6% in the second quarter of 2003 to $326.7 million compared to $307.8 million in the second quarter of 2002.  Foreign currency translation had a favorable impact on this segment of $16.7 million in the second quarter of 2003.  Excluding the positive foreign currency translation effect, net sales for this segment would have increased 1%.

Net sales of protective and specialty packaging products increased 9% in the first six months of 2003 to $651.3 million compared to $599.0 million in the first six months of 2002.  Foreign currency translation had a favorable impact on this segment of $33.1 million in the first six months of 2003.  Excluding the positive foreign currency translation effect, net sales for this segment would have increased 3%.

Sales by Geographic Region

The components of the increase in net sales by geographic region for the second quarter of 2003 were as follows (dollars in millions):

	U.S.		International		Total Company
Volume – Units	1.3%	$5.7	(0.2)%	$(0.6)	0.7%	$5.1
Volume – Acquired Businesses	0.3	1.4	0.1	0.3	0.2	1.7
Price/Mix	4.4	18.7	2.2	7.6	3.3	26.3
Foreign Currency Translation	—	—	13.0	46.2	5.9	46.2
Total	6.0%	$25.8	15.1%	$53.5	10.1%	$79.3

Net sales from operations in the United States represented 53% of net sales in the second quarter of 2003 and 55% in the second quarter of 2002.  Net sales from U.S. operations increased 6% in the second quarter of 2003 to $457.8 million compared with $432.0 million in the second quarter of 2002. Net sales from international operations increased 15% in the second quarter of 2003 to $407.8 million compared to $354.3 million for the second quarter of 2002.  Excluding the $46.2 million positive foreign currency translation effect, international net sales would have increased 2% compared to the second quarter of 2002.

The components of the increase in net sales by geographic region for the first six months of 2003 were as follows (dollars in millions):

	U.S.		International		Total Company
Volume – Units	2.5%	$20.8	1.6%	$10.9	2.1%	$31.7
Volume – Acquired Businesses	0.5	4.1	0.1	0.7	0.3	4.8
Price/Mix	2.2	19.3	1.6	10.8	2.0	30.1
Foreign Currency Translation	—	—	13.0	89.4	5.8	89.4
Total	5.2%	$44.2	16.3%	$111.8	10.2%	$156.0

Net sales from operations in the United States represented 53% of net sales in the first six months of 2003 and 55% in the first six months of 2002.  Net sales from U.S. operations increased 5% in the first six months of 2003 to $890.1 million compared with $845.9 million in the first six months of 2002.  Net sales from international operations increased 16% in the first six months of 2003 to $798.3 million compared to $686.5 million for the first six months of 2002.  Excluding the $89.4 million positive foreign currency translation effect, international net sales would have increased 3% compared to the first six months of 2002.

Costs and Margins

Gross profit was $269.5 million or 31.1% of net sales and $528.9 million or 31.3% of net sales in the second quarter and first six months of 2003, respectively, compared to $260.0 million or 33.1% of net sales and $510.6 million or 33.3% of net sales in the second quarter and first six months of 2002, respectively.  The decrease as a percentage of net sales in the second quarter and first six months of 2003 compared to the 2002 periods was primarily due to increased petrochemical-based raw materials costs.

Marketing, administrative and development expenses increased 8% in the second quarter of 2003 to $142.1 million compared to $131.4 million in the second quarter of 2002 and increased 8% in the first six months of 2003 to $280.7 million compared to $259.1 million in the first six months of 2002.  As a percentage of net sales, these expenses were 16.4% and 16.7% of net sales in the second quarters of 2003 and 2002 respectively, and 16.6% and 16.9% in the first six months of 2003 and 2002, respectively.

Operating Profit

Operating profit decreased 1% in the second quarter of 2003 to $127.4 million compared to $128.6 million in the second quarter of 2002 and decreased 1% in the first six months of 2003 to $248.2 million compared to $251.5 million in the first six months of 2002.  The decrease in the second quarter and first six months of 2003 was primarily due to lower gross profit as discussed above, partially offset by increased net sales.  As a percentage of net sales, operating profit was 14.7% and 16.4% in the second quarters of 2003 and 2002, respectively, and 14.7% and 16.4% in the first six months of 2003 and 2002, respectively.

Operating profit by business segment for 2003 and 2002 was as follows (dollars in millions):

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Food Packaging Segment	$85.6	$80.3	$161.5	$152.1
Protective and Specialty Packaging Segment	49.4	53.9	101.6	109.1
Total segments	135.0	134.2	263.1	261.2
Unallocated corporate operating expenses	(7.6)	(5.6)	(14.9)	(9.7)
Total	$127.4	$128.6	$248.2	$251.5

The food packaging segment contributed 63% and 60% of the Company’s operating profit in the second quarters of 2003 and 2002, respectively, and 61% and 58% in the first six months of 2003 and 2002, respectively, before taking into consideration unallocated corporate operating expenses.  The protective and specialty packaging segment contributed the balance of operating profit.

Interest Expense and Other Income (Expense), net

Interest expense increased to $26.5 million in the second quarter of 2003 compared to $16.5 million in the second quarter of 2002 and increased to $48.9 million in the first six months of 2003 compared to $33.2 million in the first six months of 2002, due to accrued interest of $7.0 million and $14.1 million for the second quarter and first six months of 2003, respectively, on the cash portion of the asbestos settlement and accrued interest of $3.4 million in the second quarter of 2003 related to the 5.375% Senior Notes discussed below that were issued in April 2003.  Interest expense for the full year of 2003, net of the favorable effect of the U.S. Treasury lock agreements discussed below, will include an additional $32.6 million due to the issuance in July 2003 of the 5.625% Senior Notes, 6.875% Senior Notes and the 3% Convertible Senior Notes discussed below.

Other income, net, was $1.9 million in the second quarter of 2003 compared to expense of $0.9 million in the second quarter of 2002 and income of $1.4 million in the first six months of 2003 compared to expense of $3.8 million in the first six months of 2002.  The change in both periods was primarily due to a decrease in net foreign exchange losses during the 2003 periods.

Income Taxes

The Company’s effective income tax rate was 36.0% and 40.6% for the second quarters of 2003 and 2002, respectively, and 36.5% and 41.0% for the first six months of 2003 and 2002, respectively.  The decrease in the effective tax rate in the second quarter and first six months of 2003 was primarily due to improved tax efficiency resulting from a recent reorganization of the Company’ s international subsidiaries.  Such rates were higher than the statutory U.S. federal income tax rate primarily due to state income taxes.  The Company expects the effective tax rate to be 36.5% for the full year of 2003.

Net Earnings

As a result of the above, net earnings were $65.8 million in the second quarter of 2003 compared to $66.0 million in the second quarter of 2002 and $127.5 million in the first six months of 2003 compared to $126.6 million in the first six months of 2002.

Basic and diluted earnings per common share were $0.63 and $0.56, respectively, for the second quarter of 2003 compared to basic and diluted earnings per common share of $0.66 and $0.61 for the second quarter of 2002.  Basic and diluted earnings per common share were $1.21 and $1.08, respectively, for the first six months of 2003 compared to basic and diluted earnings per common share of $1.22 and $1.17 for the first six months of 2002.

The basic earnings per common share calculations for the second quarter and first six months of 2003 include $0.01, and for the second quarter and first six months of 2002 include $0.04, per share of gains (excess of book value over repurchase price of preferred stock), attributable to the repurchase of preferred stock in the period.  To calculate diluted earnings per common share, the excess of book value over the repurchase price of the Company’s Series A Preferred Stock in the second quarter and first six months of 2003 of $0.79 million and in the second quarter and first six months of 2002 of $3.20 million and $3.38 million, respectively, were excluded from the calculations.

The diluted earnings per common share in the 2003 and 2002 periods were calculated assuming conversion of the shares of Series A preferred stock repurchased during each of the respective periods in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force Topic D-53 guidance.  The effect of the conversion of the Company’s outstanding Series A convertible preferred stock was not considered in the calculations of diluted earnings per common share for any of the 2003 periods presented because the effect would be antidilutive, since such assumed conversions may be included only if the resulting impact would dilute earnings per common share.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are accumulated cash, cash flows from operations and amounts available under its existing lines of credit, which are described below.

Recapitalization

On July 1, 2003, the Company issued $1,225.0 million of senior notes in transactions that were exempt from registration under Rule 144A and other available exemptions under the Securities Act of 1933, as amended (the “Securities Act”).  These senior notes consisted of the following:

•                  $400.0 million aggregate principal amount of 5.625% senior notes due July 15, 2013 (the “5.625% Senior Notes”).  The net proceeds from this issuance, after deducting the initial purchasers’ discount and unamortized bond discount but before other offering expenses, were $396.1 million.

•                  $450.0 million aggregate principal amount of 6.875% senior notes due July 15, 2033 (the “6.875% Senior Notes”).  The net proceeds from this issuance, after deducting the initial purchasers’ discount and unamortized bond discount but before other offering expenses, were $444.5 million.

•                  $375.0 million aggregate principal amount of 3.00% convertible senior notes due June 30, 2033 (the “3% Convertible Senior Notes”).  Subsequently, on July 16, 2003, the initial purchasers of the 3% Convertible Senior Notes exercised their option to purchase an additional $56.25 million of 3% Convertible Senior Notes.  The net proceeds from this issuance, after deducting the initial purchasers’ discount but before other offering expenses, were $422.1 million.

On July 18, 2003, the Company used cash of $1,298.1 million to redeem all their outstanding shares of its Series A convertible preferred stock at their redemption price of $51.00 per share plus an amount equal to $2.4 million of dividends accrued on such shares from July 1, 2003 through July 17, 2003.  The $51.00 per share redemption price included a $1.00 per share premium that such shares were entitled to over their $50.00 per share redemption value, amounting in the aggregate to $25.5 million.  The $27.9 million paid for such redemption premium and accrued dividends will be charged against shareholders’ equity in the third quarter of 2003 and will reduce net earnings ascribed to common shareholders in the third quarter of 2003.

The following table sets forth as of June 30, 2003:

•                                          the Company’s actual capitalization; and

•                                          the Company’s capitalization as adjusted to reflect the sale of the senior notes issued on July 1, 2003, the exercise of the initial purchasers’ option to purchase additional 3% Convertible Senior Notes on July 16, 2003, and the application of the net proceeds of those offerings, after deducting the initial purchasers’ discounts and unamortized bond discounts but before other offering expenses, and a portion of the Company’s available cash to redeem on July 18, 2003 all of the Company’s outstanding Series A convertible preferred stock and to pay accrued dividends on such shares for the period from July 1, 2003 to July 17, 2003.

The data in this table are derived from the Company’s unaudited condensed consolidated financial statements as of June 30, 2003.  You should read this table in conjunction with those financial statements and the related notes.

	June 30, 2003
	Actual	As Adjusted
	(Amounts in millions )

Cash and cash equivalents (1) (2)	$450.3	$412.4
Short-term borrowings and current portion of long-term debt	$43.5	$43.5
Long-term debt, less current portion:
Senior Notes and Euro Notes outstanding at June 30, 2003, net of unamortized discount	1,123.3	1,123.3
ANZ Facility and other	56.1	56.1
Subtotal	1,179.4	1,179.4
5.625% Senior Notes, net of unamortized discount	—	398.7
6.875% Senior Notes, net of unamortized discount	—	448.4
3% Convertible Senior Notes, net of unamortized discount	—	431.3
Total long-term debt, less current portion	1,179.4	2,457.8
Series A convertible preferred stock (3)	1,289.5	—
Total shareholders’ equity (2) (3) (4)	968.7	957.8
Total debt, convertible preferred stock and shareholders’ equity	$3,481.1	$3,459.1

(1)                                  Cash and cash equivalents, as adjusted, reflects the application of $37.9 million of available cash used in connection with the recapitalization.

(2)                                  Shareholders’ equity and cash and cash equivalents were reduced by $2.4 million of accrued dividends on the Company’s Series A convertible preferred stock paid upon redemption for the period from July 1, 2003 to July 17, 2003.

(3)                                  Gives effect to the conversion into common stock of 337,362 shares of Series A convertible preferred stock in July  2003 prior to their redemption date.  All of the remaining shares of Series A convertible preferred stock on July 18, 2003 were redeemed at a price of $51.00 per share.   Such conversions increased shareholder’s equity and reduced the balance sheet value of the Series A convertible preferred stock by $16.9 million.  Upon redemption, the Series A convertible preferred stock was reduced by its remaining balance sheet value of $1,272.6 million, reflecting its aggregate redemption value of the $50.00 per share, and shareholders’ equity was reduced by $25.5 million for the aggregate amount of the redemption premium of $1.00 per share.

(4)                                  At June 30, 2003, after giving effect to the redemption of the Series A convertible preferred stock, the Company had 84,579,358 shares of common stock issued and outstanding.  Such number of shares does not include (i) 6,160,708 shares of common stock issuable upon conversion of the Convertible Senior Notes; (ii) 1,114,647 shares of common stock reserved for issuance at June 30, 2003 under the Company’s contingent stock plan and directors’ stock plan, (iii) 293,639 shares of common stock reserved for issuance at June 30, 2003 under outstanding stock options; and (iv) 9 million shares reserved for issuance pursuant to the Company’s asbestos settlement.

5.375% Senior Notes

On April 14, 2003, the Company issued $300.0 million aggregate principal amount of 5.375% senior notes due April 2008 (the “5.375% Senior Notes”) in transactions exempt from registration under Rule 144A and Regulation S under the Securities Act.  Accrued interest on these senior notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2003.  The net proceeds of $296.0 million (net of initial purchasers’ discounts, unamortized bond discount and other offering expenses) received from the issuance of these senior notes was added to the Company’s cash and cash equivalents and may be used for general corporate purposes, which may include the funding of a portion of the cash payment required to be made in connection with the asbestos settlement liability and other working capital purposes.

Asbestos Settlement

The Company recorded a charge of $512.5 million in the fourth quarter of 2002 covering a cash payment that the Company is required to make upon the effectiveness of a plan of reorganization in the bankruptcy of W. R. Grace & Co. (“New Grace”).  No cash was used in the first six months of 2003 with respect to this liability, and it is currently uncertain when the Company will be required to make this payment.  The Company currently expects to fund this payment either by using accumulated cash and future cash flows from operations, proceeds from the 5.375% Senior Notes, proceeds of future financings, or a combination of these alternatives.

Operating Activities

Net cash provided by operating activities was $168.1 million for the first six months of 2003 and $82.8 million for the first six months of 2002.  The increase in 2003 was primarily due to the following:

•                  changes in the Receivables Facility (which is described below); and

•                  changes in operating assets and liabilities in the ordinary course of business, as discussed below under “Changes in Working Capital”.

The participating financial institutions held no Receivables Interests pursuant to the Receivables Facility at the beginning or end of the first six months of 2003, and therefore the Receivables Facility had no effect on net cash provided by operating activities in the first six months of 2003.  Similarly, the Receivables Interests sold to the participating financial institutions in the fourth quarter of 2001 were not replaced with additional Receivables Interests at the end of the first quarter of 2002.  This accounted for the $95.6 million reduction in the net cash provided by operating activities as a result of the Receivables Facility for the first six months of 2002.

Investing Activities

Net cash used in investing activities amounted to $51.3 million for the first six months of 2003 compared to $52.9 million for the first six months of 2002.  In each period, investing activities consisted primarily of capital expenditures and in the 2002 period also included cash used to acquire businesses in purchase transactions.  The decrease in net cash used in these activities in the first six months of 2003 was due to the absence of acquisitions in the 2003 period, offset by higher capital expenditures.  Capital expenditures were $52.5 million in 2003 compared to $44.5 million in 2002.  The Company currently anticipates that capital expenditures for the year ended December 31, 2003 will be in the range of $125.0 million to $150.0 million.

Financing Activities

Net cash provided by financing activities amounted to $215.6 million for the first six months of 2003 compared to net cash used in financing activities of $17.9 million for the first six months of 2002.

The change in financing activities in 2003 was primarily due to the following:

•                  an increase in proceeds from long-term debt primarily due to the net cash proceeds in April 2003 of $296.0 million (net of initial purchasers’ discounts, unamortized bond discount and other offering expenses) from the issuance of the 5.375% Senior Notes, described above.

•                  a decrease in net debt repayments in the 2003 period of $32.8 million compared to net debt repayments in 2002 of $99.7 million.  During the first six months of 2003, the Company continued to reduce outstanding debt, which included payments on its ANZ Facility (defined below) and other lines of credit.  During the first six months of 2002, the net debt repayments were primarily for the 2003 Facility (defined below), the ANZ Facility and other lines of credit.

•                  proceeds of $13.9 million from the Company’s termination of U.S. Treasury lock agreements that were entered into to manage interest rate risks arising from the planned issuance of the 5.375% Senior Notes, the 5.625% Senior Notes and the 6.875% Senior Notes.  See “Derivative Financial Instruments” below for further information on these derivatives.

•                  a timing difference in 2002 relating to the payment of dividends on the Company’s outstanding Series A convertible preferred stock.  During the first six months of 2003, the Company paid cash dividends of $26.6 million compared to $13.7 million for the first six months of 2002.  The lower amount in the 2002 period was due to the Company pre-funding in December 2001 the dividend payable on January 2, 2002.  The aggregate dollar amount of that dividend was $13.7 million.

•                  an increase of $17.1 million in cash used to purchase the Company’s Series A convertible preferred stock in open-market transactions as described below.

Repurchases of Capital Stock

During the first six months of 2003, the Company repurchased 750,600 shares of its Series A convertible preferred stock at a cost of $36.7 million.  During the first six months of 2002, the Company repurchased 459,900 shares of its Series A convertible preferred stock at a cost of $19.6 million.  The average price per share of these preferred stock repurchases in the first six months of 2003 and 2002 was $48.94 and $42.67, respectively.  The Company did not repurchase any shares of its common stock in either period.

The share repurchases described above were made pursuant to a program previously adopted by the Company’s Board of Directors.  The share repurchase program authorizes the repurchase of up to 16,977,000 shares of common stock (which included Series A convertible preferred stock on an as-converted basis prior to its redemption).  As of June 30, 2003, approximately 10,116,000 shares of common stock on an as-converted basis had been repurchased, and approximately 6,861,000 shares on an as-converted basis remained authorized for repurchase.

As discussed above, on July 18, 2003 the Company redeemed all of its outstanding shares of  Series A convertible preferred stock.

Changes in Working Capital

At June 30, 2003, working capital was a net asset of $325.9 million compared to a net liability of $96.5 million at December 31, 2002.  The net liability position in working capital at the end of December 2002 was primarily due to recording the $512.5 million cash portion of the asbestos settlement liability as a current liability at December 31, 2002.

The increase in the Company’s net asset for working capital during the first six months of 2003 arose primarily from the following changes in the ordinary course of business:

•                  increase in cash and cash equivalents primarily due to the net cash proceeds of $296.0 million from the April 2003 issuance of the 5.375% Senior Notes, described above, and cash flows generated from operations;

•                  increase in inventories, primarily due to increased petrochemical-based raw materials costs, certain quantity increases in the ordinary course of business and $18.4 million from the effects of foreign currency translation;

•                  increase in notes and accounts receivable primarily due to the effects of foreign currency translation;

•                  decrease in short-term borrowings primarily due to net repayments; and

•                  decrease in other current liabilities, primarily due to a decrease in payroll-related costs (includes the Company’s contribution to the profit sharing plan in a combination of cash and shares of its common stock); offset by an increase in accrued interest of $14.1 million related to the asbestos settlement liability and $3.4 million from the issuance in April 2003 of the 5.375% Senior Notes.

Current and Quick Ratios

The ratio of current assets to current liabilities (current ratio) was 1.3 at June 30, 2003 and 0.9 at December 31, 2002.  The ratio of current assets less inventory to current liabilities (quick ratio) was 1.0 at June 30, 2003 and 0.6 at December 31, 2002.

Accounts Receivable Facility

The Company has an accounts receivable securitization program (the “Receivables Facility”) with a bank (the “Bank”) and an issuer of commercial paper administered by the Bank (the “ICP”).  Under the Receivables Facility, the Company’s two primary operating subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US) (the “Originators”), sell all of their eligible U.S. accounts receivable to Sealed Air Funding Corporation (“SA Funding Corp.”), an indirectly wholly owned subsidiary that the Company formed for the sole purpose of entering into the Receivables Facility.  SA Funding Corp. in turn may sell undivided ownership interests in these receivables (“Receivables Interests”) to the Bank and the ICP, subject to certain conditions, up to a maximum of $125.0 million of Receivables Interests outstanding from time to time.

The Bank has extended its commitment to make purchases of Receivables Interests from SA Funding Corp. to January 26, 2004.  The scheduled expiration date for the Receivables Facility is December 7, 2004.  No Receivables Interests were sold under this Facility during the first six months of 2003.

The Receivables Facility was amended on April 2, 2003 to provide that SA Funding Corp. may sell Receivables Interests aggregating up to $60.0 million originated only by Sealed Air Corporation (US) to the Bank or the ICP until a definitive asbestos settlement agreement, satisfactory to the Bank, has been entered into.  Once a satisfactory asbestos settlement agreement has been executed, the Company expects that this Facility will again become available for the sale of Receivables Interests originated by Cryovac, Inc. as well as Sealed Air Corporation (US) up to the maximum of $125.0 million of Receivables Interests provided for by the Receivables Facility.

The Receivables Facility was also amended on April 2, 2003 to exclude the charge for the asbestos litigation settlement that was reflected in the Company’s condensed consolidated statement of operations for the year ended December 31, 2002 from the calculation of the interest coverage and leverage ratios provided for in the Receivables Facility.  The Company was in compliance with these ratios at June 30, 2003.

The Company considers that the Receivables Facility provides a source of short-term liquidity.

Outstanding Indebtedness

The Company allowed its $525.0 million principal revolving credit facility (the “2003 Facility”) to expire in accordance with its terms on March 30, 2003.  The Company has not replaced the 2003 Facility since the Company believes that its current accumulated cash, other financial resources and cash flows, including the net proceeds of the senior notes issued in April and July 2003, after giving effect to the redemption of the Series A convertible preferred stock, and amounts available under its committed and uncommitted lines of credit, are adequate to meet its current operating and investing needs and to pay its current debt obligations at June 30, 2003 of $43.5 million as well as to fund a portion of the cash payment for the asbestos settlement, which is required to be made upon the effectiveness of a plan of reorganization in the bankruptcy of New Grace.  The Company will continue to review financing alternatives to meet future cash requirements.

At June 30, 2003 and at December 31, 2002, the Company’s total debt outstanding consisted of the amounts set forth on the following table (amounts in table in millions of dollars):

	June 30, 2003 (1)	December 31, 2002
Short-term borrowings and current portion of long-term debt:
Short-term borrowings	$41.3	$53.4
Current portion of long-term debt	2.2	2.0

Total current debt	43.5	55.4

Long-term debt, less current portion:
5.625% Euro Notes due July 2006, less unamortized discount of $0.8 in 2003 and $0.8 in 2002 (2)	228.2	205.2
8.75% Senior Notes due July 2008, less unamortized discount of $1.1 in 2003 and $1.2 in 2002	298.9	298.8
6.95% Senior Notes due May 2009, less unamortized discount of $1.5 in 2003 and $1.6 in 2002	298.5	298.5
5.375% Senior Notes due April 2008, less unamortized discount of $2.3 in 2003	297.7	—
ANZ Credit Facility and other	56.1	65.5

Total long-term debt, less current portion	1,179.4	868.0

Total debt	$1,222.9	$923.4

(1)             Does not include $1,281.25 million of Senior Notes, discussed above, that were issued in July 2003.

(2)          The carrying value of the Euro Notes increased approximately $22.9 in the first six months of 2003, primarily as a result of the strengthening of the euro compared to the U.S. dollar during the first six months of 2003.

The carrying value of the 5.375% Senior Notes at June 30, 2003 was $297.7 million, net of unamortized discount and an adjustment to record a decrease in the fair value of the 5.375% Senior Notes due to changes in interest rates of $0.8 million related to certain interest rate swaps the Company has entered into with respect to these notes.

Each issue of the Company’s outstanding senior notes (including those issued in July 2003), and the Euro Notes impose certain limitations on the operations of the Company and those of certain of its subsidiaries, including limitations on liens, sale and leaseback transactions and certain acquisitions and dispositions.  The Company was in compliance with these limitations at June 30, 2003.

The amount outstanding at June 30, 2003 under the Company’s Australian dollar 175.0 million (U.S. $116.3 million at June 30, 2003) dual-currency revolving credit facility that expires on March 12, 2005 (the “ANZ Facility”) was U.S. $48.5 million.   The ANZ Facility imposes certain limitations on the operations of certain of the Company’s Australian and New Zealand subsidiaries under that Facility, and such subsidiaries were in compliance with these limitations at June 30, 2003.

At June 30, 2003, the Company had available committed and uncommitted lines of credit of $329.6 million of which $239.8 million were unused.  Such credit lines included amounts available under the ANZ Facility as well as other lines of credit available to various subsidiaries.  As of June 30, 2003, the total available lines of credit included committed lines of credit of $117.1 million and uncommitted lines of credit of $212.5 million.  The ANZ Facility is the Company’s principal committed line of credit.  The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

The Company’s cost of capital and ability to obtain external financing may be affected by its debt ratings, which are periodically reviewed by the credit rating agencies.  The Company’s long-term senior unsecured debt is currently rated Baa3 (negative outlook) by Moody’s Investors Services, Inc. and BBB (credit watch with negative implications) by Standard & Poor’s Rating Services, a division of the McGraw-Hill Companies.  These ratings are among the ratings assigned by each of these organizations for investment grade long-term senior unsecured debt.  A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating organization.  Each rating should be evaluated independently of any other rating.

Derivative Financial Instruments

During the second quarter of 2003, the Company entered into U.S. Treasury lock agreements with a total notional amount of $700.0 million that qualified and were designated as cash flow hedges.  U.S. Treasury lock agreements are instruments used to manage the risks associated with the movements in U.S. Treasury rates.  The Company entered into such agreements to manage interest rate risks arising from the planned issuance of the 5.375% Senior Notes in April 2003 and the planned issuance of the 5.625% Senior Notes and the 6.875% Senior Notes in July 2003.  The Company terminated these U.S. Treasury lock agreements prior to June 30, 2003 and received net cash proceeds of $13.9 million.  Such amount has been reflected in other comprehensive income and is being amortized and reflected as a net reduction of interest expense over the life of the respective senior note issue.  At June 30, 2003, the Company was not party to any of these types of contracts.

At June 30, 2003, the Company was party to foreign currency forward contracts and interest rate swaps, which did not have a significant impact on the Company’s liquidity.

Shareholders’ Equity

Shareholders’ equity was $968.7 million at June 30, 2003 and $813.0 million at December 31, 2002.

Shareholders’ equity increased in the first six months of 2003 primarily due to the following:

•                  net earnings of $127.5 million,

•                  reduced foreign currency translation adjustments of $29.2 million,

•                  unrecognized gain on derivative instruments of $8.4 million, net of income tax, related to the termination of the Company’s treasury lock agreements discussed above; and

•                  the Company’s contribution of its common stock to its profit sharing plan of $9.8 million;

partially offset by:

•                  Series A convertible preferred stock dividends of $26.2 million.

For a discussion of the effect of the Company’s redemption of the Series A convertible preferred stock on shareholders’ equity, see “Recapitalization” above.

Other Matters

Cryovac Transaction and Contingencies Related to the Cryovac Transaction

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 10 (“Commitments and Contingencies”) of the Notes to the Condensed Consolidated Financial Statements is incorporated herein by reference.

Environmental Matters

The Company is subject to loss contingencies resulting from environmental laws and regulations, and it accrues for anticipated costs associated with investigatory and remediation efforts when an assessment has indicated that a loss is probable and can be reasonably estimated.  These accruals do not take into account any discounting for the time value of money and are not reduced by potential insurance recoveries, if any.  Environmental liabilities are reassessed whenever circumstances become better defined and/or remediation efforts and their costs can be better estimated.  These liabilities are evaluated periodically based on available information, including the progress of remedial investigations at each site, the current status of discussions with regulatory authorities regarding the methods and extent of remediation and the apportionment of costs among potentially responsible parties.  As some of these issues are decided (the outcomes of which are subject to uncertainties) and/or new sites are assessed and costs can be reasonably estimated, the Company adjusts the recorded accruals, as necessary.  The Company believes that such exposures are not material to the Company’s condensed consolidated results of operations and financial position.  The Company believes that it has adequately reserved for all probable and estimable environmental exposures.

Recently Issued Statements of Financial Accounting Standards

On January 1, 2003, the Company adopted SFAS No. 143, “Asset Retirement Obligations” (“SFAS No. 143”), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets.  This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  The adoption of SFAS No. 143 did not have a material impact on the Company’s consolidated financial statements.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).  SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred.  Under EITF 94-3, a liability for an exit cost was required to be recognized at the date of an entity’s commitment to an exit plan.  The adoption of SFAS No. 146 is expected to result in delayed recognition for certain types of costs as compared to the provisions of EITF 94-3.  SFAS No. 146 is effective for new exit or disposal activities that are initiated after December 31, 2002, and does not affect amounts currently reported in the Company’s condensed consolidated financial statements.  SFAS No. 146 will affect the types and timing of costs included in future restructuring programs, if any.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”), which provides alternative methods of transition for companies that choose to switch to the fair value method of accounting for stock options. SFAS No. 148 also makes changes in the disclosure requirements for stock-based compensation, regardless of which method of accounting is chosen.  The Company had terminated all previously maintained stock option plans effective March 31, 1998 in connection with the Cryovac Transaction, except with respect to options that were still outstanding as of such date.  SFAS No. 148 did not have an impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation No. 45”).  Interpretation No. 45 requires the disclosure of certain guarantees existing at December 31, 2002.  In addition, Interpretation No. 45 requires the recognition of a liability for the fair value of the obligation of qualifying guarantee activities that are initiated or modified after December 31, 2002.  The Company had no guarantees meeting the requirements of Interpretation No. 45 at June 30, 2003.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”).  Interpretation No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest.  Interpretation No. 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interests or significant financial support provided to it.  Interpretation No. 46 was effective for the Company on February 1, 2003 for variable interest entities created after January 31, 2003, and became effective on July 31, 2003 for variable interest entities created prior to February 1, 2003.  Based on its preliminary analysis of Interpretation No. 46, the Company does not currently expect the adoption of Interpretation No. 46 to have a material impact on its 2003 consolidated financial statements.

In January 2003, the Emerging Issues Task Force issued EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the condensed consolidated statements of operations.  That presumption is overcome when the consideration is either a reimbursement of specific, incremental, identifiable costs incurred to sell the vendor’s products, or a payment for assets or services delivered to the vendor.  EITF 02-16 is effective for arrangements entered into after December 31, 2002.  The adoption of EITF 02-16 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”).  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  SFAS No. 150 became effective for the Company on July 1, 2003.  The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements

Critical Accounting Policies and Estimates

For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Forward-Looking Statements

Certain statements made by the Company in this report, in documents incorporated by reference herein, and in future oral and written statements by the Company may be forward-looking.  These statements include comments as to the Company’s beliefs and expectations as to future events and trends affecting the Company’s business, its results of operations and its financial condition.  These forward-looking statements are based upon management’s current expectations concerning future events and discuss, among other things, anticipated future performance and future business plans.  Forward-looking statements are identified by such words and phrases as “expects,” “intends,” “believes,” “will continue,” “plans to,” “could be,” “estimates” and similar expressions.  Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside the control of the Company, which could cause actual results to differ materially from such statements.

The Company recognizes that it is subject to a number of risks and uncertainties that may affect the future performance of the Company, such as:

•                  economic, political, business and market conditions in the geographic areas in which it conducts business;

•                  factors affecting the customers, industries and markets that use the Company’s packaging materials and systems;

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

•                  the Company’s ability to hire, develop and retain talented employees worldwide;

•                  the Company’s development and commercialization of successful new products;

•                  the Company’s accomplishments in entering new markets and acquiring and integrating new businesses;

•                  the Company’s access to financing and other sources of capital;

•                  the success of the Company’s key information systems projects;

•                  the magnitude and timing of the Company’s capital expenditures;

•                  the Company’s inventory management proficiency;

•                  changes in the Company’s relationships with customers and suppliers;

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

•                  the effects of animal and food-related health issues (including bovine spongiform encephalopathy (BSE or “mad-cow” disease) and foot-and-mouth disease) as well as other health issues affecting trade;

•                  acts and effects of war or terrorism; and

•                  changes in domestic or foreign laws, rules or regulations, or governmental or agency actions (including the effects of federal asbestos legislation, if enacted) .

Except as required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For a discussion of market risks at December 31, 2002, refer to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  During the first six months of 2003, the Company executed various foreign currency forward contracts, interest rate swaps and treasury lock agreements that do not materially alter the market risk assessment performed as of December 31, 2002.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there has not been any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls or its internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II

OTHER INFORMATION

Item 1.                                                          Legal Proceedings.

The information set forth in Part I of this Quarterly Report on Form 10-Q in Note 10 (“Commitments and Contingencies”) of the Notes to Condensed Consolidated Financial Statements of the Company is incorporated herein by reference.  Part II, Item 1 of the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2003 incorporated by reference information regarding these proceedings in Note 10 (“Commitments and Contingences”) of the Notes to Condensed Consolidated Financial Statements contained in that report.  See also, Part I, Item 3 (“Legal Proceedings”) of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2002.

Item 2.                                                          Changes in Securities and Use of Proceeds.

On July 1, 2003, the Company issued $400.0 million aggregate principal amount of 5.625% senior notes due July 15, 2013 (the “5.625% Senior Notes”); $450.0 million aggregate principal amount of 6.875% senior notes due July 15, 2033 (the “6.875% Senior Notes”); and $375.0 million aggregate principal amount of 3% convertible senior notes due June 30, 2033 (the “3% Convertible Senior Notes”), and on July 16, 2003 issued an additional $56.25 million aggregate principal amount of the 3% Convertible Senior Notes, in transactions exempt from registration under Rule 144A and other available exemptions under the Securities Act.  The Company used the net proceeds of these offerings as well as a portion of its available cash to redeem on July 18, 2003 all of its outstanding shares of Series A convertible preferred stock.  The 5.625% Senior Notes, 6.875% Senior Notes and the 3% Convertible Senior Notes impose certain limitations on the operations of the Company and certain of its subsidiaries.  The limitations include restrictions on the creation of liens, sale-leaseback transactions, merger or consolidation of the Company and disposition of substantially all of the Company’s assets.  The information set forth in Part I of this Quarterly Report on Form 10-Q regarding the 5.625% Senior Notes, the 6.875% Senior Notes, and the 3% Convertible Senior Notes in Note 7 (“Debt”) of the Notes to Condensed Consolidated Financial Statements of the Company is incorporated herein by reference.

The initial purchasers of the 3% Convertible Senior Notes were Morgan Stanley (Global Coordinator), Citigroup and Credit Suisse First Boston as Joint Book-Running Managers, and Banc of America Securities LLC, Lehman Brothers and Merrill Lynch & Co., as Lead Managers.  The notes were offered and sold only to institutions reasonably believed to be “qualified institutional buyers,” as defined in Rule 144A under the Securities Act.  The aggregate offering price was $431.25 million, and the aggregate of the initial purchasers’ discounts amounted to $9.16 million.  Exemption from registration under the Securities Act was claimed pursuant to the exemption from registration provided by Rule 144A under the Securities Act.  The terms of conversion of the notes are set forth in Note 7 (“Debt”) of the Notes to Condensed Consolidated Financial Statements of the Company, set forth in Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

On July 18, 2003, the Company redeemed all of the outstanding shares of its Series A convertible preferred stock for their redemption value (including a premium of $1.00 per share) of  $51.00 per share plus $2.4 million for dividends accrued thereon from July 1, 2003 through July 17, 2003.

Item 4.                                                          Submission of Matters to a Vote of Securities Holders.

On May 16, 2003, the Company held its annual meeting of stockholders (the “Annual Meeting”).  At the Annual Meeting the stockholders voted:  (i) to elect the entire Board of Directors of the Company; and (ii) to ratify the selection of KPMG LLP as the Company’s independent accountants for the fiscal year ending December 31, 2003.

A total of 77,122,097 shares of common stock and 22,550,000 shares of Series A convertible preferred stock (“preferred stock”) were present in person or by proxy at the Annual Meeting, representing approximately 97,078,846 votes, or approximately 90% of the voting power of the Company entitled to vote at the Annual Meeting.  Each share of common stock was entitled to one vote on each matter before the meeting, and each share of preferred stock was entitled to 0.885 of a vote on each matter before the meeting.

The votes cast on the matters before the Annual Meeting were as set forth below:

		Number of Votes
		In Favor	Withheld

I.	Nominees for Election to Board of Directors:

	Hank Brown	95,777,760	1,301,086
	Michael Chu	95,814,305	1,264,541
	Lawrence R. Codey	95,795,999	1,282,847
	T. J. Dermot Dunphy	96,040,911	1,037,935
	Charles F. Farrell, Jr.	96,083,045	995,801
	William V. Hickey	96,072,305	1,006,541
	Shirley Ann Jackson	96,037,330	1,041,516
	Kenneth P. Manning	94,720,860	2,357,986
	William J. Marino	96,105,617	973,229

II.	Ratification of KPMG LLP as Independent Accountants:	For	94,496,166
		Against	1,900,235
		Abstentions	682,445

Item 6.                                                          Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit Number	Description
3.1

Unofficial Composite Amended and Restated Certificate of Incorporation of the Company, as currently in effect. [Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12139, is incorporated herein by reference.]

3.2

Amended and Restated By-Laws of the Company as currently in effect. [Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12139, is incorporated herein by reference.]

4.1	Indenture, dated as of July 1, 2003, of the Company, as Issuer, to SunTrust Bank, as Trustee, regarding 5.625% Senior Notes Due 2013 and 6.875% Senior Notes Due 2033.

4.2	Indenture, dated as of July 1, 2003, of the Company, as Issuer, to SunTrust Bank, as Trustee, regarding 3% Convertible Senior Notes Due 2033.

4.3	Registration Rights Agreement, dated as of July 1, 2003, between the Company, as Issuer, and the initial purchasers of the Company's 3% Convertible Senior Notes Due 2033.

31.1	Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated August 8, 2003.

31.2	Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated August 8, 2003.

32	Certification of William V. Hickey, Chief Executive Officer, and David H. Kelsey, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated August 8, 2003.

(b) Reports on Form 8-K

The Company filed or furnished the following reports on Form 8-K during the fiscal quarter ended June 30, 2003:

Date of Report	Disclosures

April 2, 2003

Under Item 5 – “Other Events and Regulation FD Disclosure,” the Company announced its planned private offering of Senior Notes Due 2008 and provided information about the amendment of the Company’s Receivables Facility to provide, among other things, for the sale of receivables interests aggregating up to $60,000,000 originated only by Sealed Air Corporation (US).

April 14, 2003

Under Item 5 – “Other Events and Regulation FD Disclosure,” the Company announced that it had completed a $300 million offering of senior notes due 2008 pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended.

April 23, 2003	Under Items 7(c) – “Exhibits,” 9 – “Regulation FD Disclosure” and 12 – “Results of Operations and Financial Condition,” the Company released its financial results for the first quarter of 2003.

June 26, 2003

Under Item 5 – “Other Events and Regulation FD Disclosure,” the Company announced its planned private offerings of senior notes and convertible senior notes and announced the pricing of a total of $1.225 billion of senior notes, including $400 million of senior notes due July 15, 2013; $450 million of senior notes due July 15, 2033, and $375 million of convertible senior notes due June 30, 2033 in transactions exempt from registration under the Securities Act of 1933, as amended. The Company also announced that it had granted an option to purchase an additional $56.25 million of convertible senior notes exercisable for a period of 30 days.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEALED AIR CORPORATION
(Registrant)

Date: August 8, 2003	By	/s/ Jeffrey S. Warren
Jeffrey S. Warren
Controller
(Duly Authorized Executive Officer and Chief Accounting Officer)