Form 10-Q
period 2003-09-30
SEALED AIR CORP/DE
filed 2003-11-12
CIK 1012100

Use these links to rapidly review the document
SEALED AIR CORPORATION AND SUBSIDIARIES Table Of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
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

There were 84,976,620 shares of the registrant's common stock, par value $0.10 per share, issued and outstanding as of October 31, 2003.

SEALED AIR CORPORATION AND SUBSIDIARIES
Table Of Contents

PART I
FINANCIAL INFORMATION

SEALED AIR CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2003 and 2002
(In millions, except for per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$908.7	$825.8	$2,597.1	$2,358.2
Cost of sales	619.8	561.7	1,779.2	1,583.5

Gross profit	288.9	264.1	817.9	774.7
Marketing, administrative and development expenses	145.6	136.7	426.4	395.8
Restructuring and other credits	—	(1.3)	—	(1.3)

Operating profit	143.3	128.7	391.5	380.2
Interest expense	(42.5)	(15.4)	(91.4)	(48.7)
Other income (expense), net	3.2	(3.8)	4.7	(7.6)

Earnings before income taxes	104.0	109.5	304.8	323.9
Income taxes	37.9	43.3	111.3	131.2

Net earnings	$66.1	$66.2	$193.5	$192.7

Add: Excess of book value over repurchase price of Series A convertible preferred stock	—	6.2	0.9	9.7
Less: Excess of redemption price over book value of Series A convertible preferred stock	25.5	—	25.5	—
Less: Series A convertible preferred stock dividends	2.4	13.3	28.6	40.6

Net earnings ascribed to common shareholders	$38.2	$59.1	$140.3	$161.8

Earnings per common share:
Basic	$0.45	$0.70	$1.66	$1.93

Diluted	$0.41	$0.62	$1.50	$1.79

Weighted average number of common shares outstanding:
Basic	84.87	83.94	84.53	83.90

Diluted	93.92	107.56	93.56	107.84

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2003 and December 31, 2002
(In millions of dollars, except share data)
(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$511.2	$126.8
Notes and accounts receivable, net of allowances for doubtful accounts of $18.8 in 2003 and $18.7 in 2002	588.7	546.8
Inventories	375.5	329.4
Other current assets	71.9	53.3

Total current assets	1,547.3	1,056.3

Property and equipment:
Land and buildings	506.4	477.3
Machinery and equipment	1,735.3	1,616.0
Other property and equipment	129.2	119.6
Construction-in-progress	88.9	79.6

	2,459.8	2,292.5
Less accumulated depreciation and amortization	1,447.0	1,279.5

Property and equipment, net	1,012.8	1,013.0

Goodwill	1,931.9	1,926.2
Other assets	298.0	265.3

Total Assets	$4,790.0	$4,260.8

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2003 and December 31, 2002 (Continued)
(In millions of dollars, except share data)
(Unaudited)

	September 30, 2003	December 31, 2002
LIABILITIES, PREFERRED STOCK & SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$34.2	$53.4
Current portion of long-term debt	2.0	2.0
Accounts payable	169.7	167.0
Asbestos settlement liability	512.5	512.5
Other current liabilities	364.8	332.0
Income taxes payable	87.9	85.9

Total current liabilities	1,171.1	1,152.8
Long-term debt, less current portion	2,460.7	868.0
Deferred income taxes	41.1	31.0
Other liabilities	87.8	69.0

Total Liabilities	3,760.7	2,120.8

Commitments and contingencies (Note 10)
Authorized 50,000,000 preferred shares. Series A convertible preferred stock, $50.00 per share redemption value, no shares authorized in 2003 and 27,365,594 shares authorized in 2002, no shares outstanding in 2003 due to redemption of all outstanding shares on July 18, 2003 and 26,540,099 shares outstanding in 2002, mandatory redemption in 2018	—	1,327.0
Shareholders' equity:
Common stock, $.10 par value per share. Authorized 400,000,000 shares; issued 85,402,220 shares in 2003 and 84,764,347 shares in 2002	8.5	8.5
Cost of treasury common stock, 461,785 shares in 2003 and 723,415 shares in 2002	(19.6)	(31.1)
Common stock reserved for issuance related to asbestos settlement, 9,000,000 shares, $.10 par value per share	0.9	0.9
Additional paid-in capital	1,041.0	1,037.1
Retained earnings	196.8	31.9
Deferred compensation	(14.4)	(9.9)

	1,213.2	1,037.4

Minimum pension liability	(2.2)	(2.2)
Accumulated translation adjustment	(190.1)	(222.2)
Unrecognized gain on derivative instruments	8.4	—

Accumulated other comprehensive loss	(183.9)	(224.4)

Total Shareholders' Equity	1,029.3	813.0

Total Liabilities, Preferred Stock and Shareholders' Equity	$4,790.0	$4,260.8

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2003 and 2002
(In millions of dollars)
(Unaudited)

	2003	2002
Cash flows from operating activities:
Net earnings	$193.5	$192.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	129.3	123.7
Amortization of bond discount	0.6	0.6
Amortization of terminated treasury lock agreements	(0.2)	—
Deferred tax benefit	(9.3)	(1.4)
Net loss (gain) on disposals of property and equipment	0.4	(0.4)
Changes in operating assets and liabilities, net of businesses acquired:
Change in the Receivables Facility	—	(95.6)
Notes and accounts receivable, net of the Receivables Facility	(15.4)	(24.9)
Inventories	(26.9)	(27.7)
Other current assets	(14.5)	(0.3)
Other assets	4.1	(12.1)
Accounts payable	(6.2)	16.9
Other current liabilities	47.7	35.3
Other liabilities	11.4	1.1

Net cash provided by operating activities	314.5	207.9

Cash flows from investing activities:
Capital expenditures for property and equipment	(76.8)	(58.9)
Proceeds from sales of property and equipment	1.2	2.9
Businesses acquired in purchase transactions	(1.5)	(10.4)

Net cash used in investing activities	(77.1)	(66.4)

Cash flows from financing activities:
Proceeds from long-term debt	1,576.8	153.3
Payment of long-term debt	(20.3)	(104.9)
Payment of senior debt issuance costs	(19.4)	—
Dividends paid on preferred stock	(41.9)	(27.2)
Purchases of preferred stock	(36.7)	(25.9)
Redemption of preferred stock	(1,298.1)	—
Termination of treasury lock agreements	13.9	—
Termination of interest rate swap agreements	—	2.7
Proceeds from stock option exercises	2.3	0.9
Net payment of short-term borrowings	(21.7)	(64.1)

Net cash provided by (used in) financing activities	154.9	(65.2)

Effect of exchange rate changes on cash and cash equivalents	(7.9)	(12.9)

Cash and cash equivalents:
Net change during the period	384.4	63.4
Balance, beginning of period	126.8	13.8

Balance, end of period	$511.2	$77.2

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2003 and 2002 (Continued)
(In millions of dollars)
(Unaudited)

	2003	2002
Supplemental Cash Flow Items:
Interest payments, net of amounts capitalized	$51.5	$52.5

Income tax payments	$118.2	$121.8

Non-cash items:
Issuance of shares of common stock to the profit sharing plan	$9.8	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2003 and 2002
(In millions of dollars)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net earnings	$66.1	$66.2	$193.5	$192.7
Other comprehensive income (loss):
Unrecognized (loss) gain on derivative instruments, net of income tax benefit of $0.1 and income tax provision of $5.4 for the three and nine months ended September 30, 2003, respectively, and income tax benefit of $0.1 and income tax provision of $0.1 for the three and nine months ended September 30, 2002, respectively	—	(0.2)	8.4	0.1
Foreign currency translation adjustments	2.9	(10.7)	32.1	(32.3)

Comprehensive income	$69.0	$55.3	$234.0	$160.5

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2003 and 2002
(Amounts in millions of dollars, except per share data)
(Unaudited)

(1)
Basis of Consolidation

The condensed consolidated financial statements include the accounts of Sealed Air Corporation and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial position as of September 30, 2003 and the condensed consolidated results of operations for the three and nine months ended September 30, 2003 and 2002 have been made. The results set forth in the condensed consolidated statement of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. All amounts are approximate due to rounding.

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

(2)
Business Segment Information

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Net sales
Food Packaging	$568.7	$502.9	$1,605.8	$1,436.3
Protective and Specialty Packaging	340.0	322.9	991.3	921.9

Total	$908.7	$825.8	$2,597.1	$2,358.2

Operating profit
Food Packaging	$97.9	$76.3	$259.4	$228.4
Protective and Specialty Packaging	54.3	56.4	156.0	165.5

Total segments	152.2	132.7	415.4	393.9
Restructuring and other credits (1)	—	1.3	—	1.3
Unallocated corporate operating expenses	(8.9)	(5.3)	(23.9)	(15.0)

Total	$143.3	$128.7	$391.5	$380.2

Depreciation and amortization
Food Packaging	$27.4	$26.8	$82.4	$79.4
Protective and Specialty Packaging	15.5	14.4	46.9	44.3

Total	$42.9	$41.2	$129.3	$123.7

(1)
Includes a credit of $2.6 for Food Packaging and a charge of $1.3 for Protective and Specialty Packaging for the three and nine months ended September 30, 2002.

In accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") the Company has allocated all of its goodwill to the corporate level rather than the individual segments since the Company's management views goodwill as a corporate asset. However, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), the Company has allocated goodwill to each reportable segment in order to perform its annual impairment review of goodwill, which is done during the fourth quarter of each year.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2003 and 2002
(Amounts in millions of dollars, except per share data)
(Unaudited)

The allocation of goodwill in accordance with SFAS No. 142 at September 30, 2003 and December 31, 2002 was as follows:

	Balance at Beginning of Period	Goodwill Acquired During the Year	Goodwill Adjustments for Prior Year Acquisitions	Foreign Currency Translation	Balance at End of Period

Balance at September 30, 2003
Food Packaging	$535.3	$—	$—	$5.1	$540.4
Protective and Specialty Packaging	1,390.9	—	—	0.6	1,391.5

Total	$1,926.2	$—	$—	$5.7	$1,931.9

Balance at December 31, 2002
Food Packaging	$528.9	$—	$—	$6.4	$535.3
Protective and Specialty Packaging	1,384.1	6.1	1.1	(0.4)	1,390.9

Total	$1,913.0	$6.1	$1.1	$6.0	$1,926.2

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

The Bank has extended its commitment to make purchases of Receivables Interests from SA Funding Corp. to January 26, 2004. The scheduled expiration date for the Receivables Facility is December 7, 2004. During the first nine months of 2003, no Receivables Interests were sold under this facility and no such amounts were removed from the condensed consolidated balance sheets.

The Receivables Facility was amended on April 2, 2003 to provide that SA Funding Corp. may sell Receivables Interests aggregating up to $60.0 million, originated only by Sealed Air Corporation (US), to the Bank or the ICP until a definitve asbestos settlement agreement, satisfactory to the Bank, has been entered into. Subject to the Bank's determination that the asbestos settlement agreement that has been signed (see Note 10) is satisfactory, the Company expects that this facility will again become available for the sale of Receivables Interests originated by Cryovac, Inc. as well as Sealed Air Corporation (US) up to the maximum of $125.0 million of Receivables Interests provided for by the Receivables Facility.

The Receivables Facility was also amended on April 2, 2003 to exclude the charge for the asbestos litigation settlement that was reflected in the Company's condensed consolidated statement of operations for the year ended December 31, 2002 from the calculation of the interest coverage and leverage ratios provided for in the Receivables Facility. The Company was in compliance with these ratios at September 30, 2003.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2003 and 2002
(Amounts in millions of dollars, except per share data)
(Unaudited)

(4)
Inventories

At September 30, 2003 and December 31, 2002, the components of inventories by major classification were as follows:

	September 30, 2003	December 31, 2002
Raw materials	$84.1	$76.9
Work in process	90.2	71.3
Finished goods	221.9	198.4

Subtotal	396.2	346.6
Reduction of certain inventories to LIFO basis	(20.7)	(17.2)

Total	$375.5	$329.4

At September 30, 2003 and December 31, 2002, the cost of most U.S. inventories was determined by the last-in, first-out ("LIFO") inventory method. The cost of U.S. inventories determined by that method amounted to $141.3 million and $131.4 million, respectively. If the first-in, first-out ("FIFO") inventory method, which approximates replacement cost, had been used for these inventories, they would have been $20.7 million and $17.2 million higher at September 30, 2003 and December 31, 2002, respectively.

(5)
Income Taxes

The Company's effective income tax rates were 36.5% and 39.5% for the three months ended September 30, 2003 and 2002, respectively, and 36.5% and 40.5% for the nine months ended September 30, 2003 and 2002, respectively. Such rates were higher than the statutory U.S. federal income tax rate primarily due to state income taxes.

(6)
Restructuring and Other Charges

2001 Restructuring Program

The Company's restructuring liability, which arose out of a restructuring undertaken during 2001, amounted to $1.8 million at September 30, 2003 and $6.6 million at December 31, 2002. The components of the restructuring charges, spending and other activity through September 30, 2003 and the remaining liability balance at September 30, 2003 were as follows:

	Employee Termination Costs	Plant/Office Exit Costs	Total Costs
Restructuring liability at December 31, 2002	$5.9	$0.7	$6.6
Cash payments during 2003	(4.4)	(0.4)	(4.8)

Restructuring liability at September 30, 2003	$1.5	$0.3	$1.8

The cash outlays during the nine months ended September 30, 2003 included primarily severance and other personnel-related costs as well as lease and other contractual arrangement termination costs. The 2001 restructuring program was substantially completed at December 31, 2002. As of September 30, 2003, all of the 677 positions estimated to be eliminated under this program had been eliminated. The remaining cash outlays as of September 30, 2003 are primarily for severance-related costs that are expected to be paid in the remainder of 2003 and in future years.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2003 and 2002
(Amounts in millions of dollars, except per share data)
(Unaudited)

(7)
Debt

The Company allowed its $525.0 million principal revolving credit facility to expire in accordance with its terms on March 30, 2003. Such facility had not been replaced as of September 30, 2003.

On April 14, 2003, the Company issued $300.0 million aggregate principal amount of 5.375% senior notes due April 2008 (the "5.375% Senior Notes") in transactions exempt from registration under Rule 144A and Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). Accrued interest on these senior notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2003. The net proceeds from the issuance of these senior notes after deducting the initial purchasers' discount, unamortized bond discount and other offering expenses were $296.1 million. The carrying value of these notes at September 30, 2003 was $295.4 million, net of unamortized discount and an adjustment to record a decrease in the fair value of the 5.375% Senior Notes due to changes in interest rates of $3.2 million related to certain interest rate swaps the Company has entered into with respect to these notes (see Note 8).

During the three months ended September 30, 2003, the Company entered into interest rate swaps related to the 8.75% Senior Notes due July 2008 which resulted in an adjustment to record an increase in the fair value of the 8.75% Senior Notes due to changes in interest rates of $6.4 million (see Note 8).

In July 2003, the Company issued a total of $1,281.25 million of senior notes in transactions that were exempt from registration under Rule 144A and other available exemptions under the Securities Act. On July 18, 2003, the net proceeds from these offerings and additional cash on hand were used to redeem the Company's Series A convertible preferred stock at the redemption price of $51.00 per share, for which the Company used $1,298.1 million of cash, plus an amount equal to dividends accrued from July 1, 2003 through July 17, 2003, for which the Company used $2.4 million of cash. The offerings included the following:

  •
  $400.0 million aggregate principal amount of 5.625% senior notes due July 15, 2013 (the "5.625% Senior Notes"). Accrued interest on the 5.625% Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2004. The net proceeds from this issuance, after deducting the initial purchasers' discount, unamortized bond discount and other offering expenses, were $395.6 million. The carrying value of these notes at September 30, 2003 was $398.7 million, net of unamortized discount.

  •
  $450.0 million aggregate principal amount of 6.875% senior notes due July 15, 2033 (the "6.875% Senior Notes"). Accrued interest on the 6.875% Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2004. The net proceeds from this issuance, after deducting the initial purchasers' discount, unamortized bond discount and other offering expenses, were $444.0 million. The carrying value of these notes at September 30, 2003 was $448.4 million, net of unamortized discount.

  •
  $431.25 million aggregate principal amount of 3% convertible senior notes due June 30, 2033 (the "3% Convertible Senior Notes"), after giving effect to the initial purchasers' exercise of an option on July 16, 2003 to purchase additional 3% Convertible Senior Notes. Accrued interest on the 3% Convertible Senior Notes is payable semi-annually in arrears on June 30 and December 30 of each year, commencing on December 30, 2003. The net proceeds from this issuance, after deducting the initial purchasers' discount and other offering expenses were, $421.5 million. The carrying value of these notes at September 30, 2003 was $431.25 million.

    Holders of the 3% Convertible Senior Notes may convert those notes into shares of the Company's common stock at a conversion rate of 14.2857 shares per $1,000 principal amount of the notes (which is equal to a conversion price of $70.00 per share), subject to anti-dilution

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2003 and 2002
(Amounts in millions of dollars, except per share data)
(Unaudited)

    adjustments (the "Conversion Rate"), before the close of business on June 30, 2033 only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2003, if the closing sale price of the Company's common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during any period in which (i) the long-term credit rating assigned to the notes by Standard & Poor's Rating Services, a division of the McGraw-Hill Companies ("Standard and Poor's") or Moody's Investors Services, Inc. ("Moody's") is lower than BB+ or Ba2, respectively, (ii) either Standard & Poor's or Moody's no longer rates the notes or has withdrawn or suspended such rating, or (iii) the notes are not assigned a rating by both Standard & Poor's and Moody's; (3) during the five business day period immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each day of that period was less than 98% of the product of the closing sale price of the Company's common stock and the Conversion Rate; (4) if the notes have been called for redemption; or (5) upon the occurrence of specified corporate events.

    The Company has the option to redeem the 3% Convertible Senior Notes beginning July 2, 2007 at a price equal to 101.286% of their aggregate principal amount declining ratably to 100% of their aggregate principal amount on June 30, 2010.

    The holders of the 3% Convertible Senior Notes have the option to require the Company to repurchase the 3% Convertible Senior Notes on June 30 of 2010, 2013, 2018, 2023 and 2028 or upon the occurrence of a fundamental change in or a termination of trading of the Company's common stock at a price equal to 100% of their principal amount, plus accrued and unpaid interest.

    In connection with the issuance of the 3% Convertible Senior Notes, on September 5, 2003 the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register for resale the 6,160,708 shares of the Company's common stock issuable, subject to anti-dilution adjustments, upon conversion of such notes (the "Registration Statement"). As of the date hereof, the Registration Statement has not yet been declared effective.

Each issue of the Company's outstanding senior notes and the Company's outstanding Euro Notes impose certain limitations on the Company's operations and those of certain of the Company's subsidiaries, including limitations on liens, sale and leaseback transactions and certain acquisitions and dispositions. The Company was in compliance with these limitations at September 30, 2003.

The amount outstanding at September 30, 2003 under the Company's Australian dollar 175.0 million (U.S. $117.9 million at September 30, 2003) dual-currency revolving credit facility that expires on March 12, 2005 (the "ANZ Facility") was U.S. $47.5 million. The ANZ Facility imposes certain limitations on the operations of certain of the Company's Australian and New Zealand subsidiaries, and such subsidiaries were in compliance with these limitations at September 30, 2003.

At September 30, 2003, the Company had available committed and uncommitted lines of credit of $346.6 million of which $264.9 million were unused. Such credit lines included amounts available under the ANZ Facility as well as other lines of credit available to various subsidiaries. As of September 30, 2003, the total available lines of credit included committed lines of credit of $118.7 million and uncommitted lines of credit of $227.9 million. The ANZ Facility is the Company's principal committed line of credit. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2003 and 2002
(Amounts in millions of dollars, except per share data)
(Unaudited)

(8)
Derivatives and Hedging Activities

Foreign Currency Forward Contracts:

The Company is exposed to market risk, such as fluctuations in foreign currency exchange rates. The Company's subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purpose of the Company's foreign currency hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies. At September 30, 2003, the Company was party to foreign currency forward contracts with an aggregate notional amount of $68.0 million maturing through April 2004. Such contracts qualified and were designated as cash flow hedges and had original maturities of less than twelve months.

Interest Rate Swaps:

From time to time, the Company may use interest rate swaps to manage its exposure to fluctuations in interest rates. During the nine months ended September 30, 2003, the Company entered into interest rate swaps with a total notional amount of $500.0 million that qualify and were designated as fair value hedges. The interest rate swaps were entered into in order to convert a portion of the 5.375% Senior Notes and 8.75% Senior Notes into floating rate debt. At September 30, 2003, the Company recorded the following adjustments to long-term debt:

  •
  an adjustment to record a decrease in the fair value of the 5.375% Senior Notes due to changes in interest rates of $3.2 million and an adjustment to other liabilities to record the fair value of the interest rate swaps of $3.2 million; and

  •
  an adjustment to record an increase in the fair value of the 8.75% Senior Notes due to changes in interest rates of $6.4 million and an adjustment to other assets to record the fair value of the interest rate swaps of $6.4 million.

The Company also reduced interest expense $2.0 million and $2.1 million for the three and nine months ended September 30, 2003, respectively, due to the impact of these interest rate swaps.

U.S. Treasury Locks:

During the three months ended June 30, 2003, the Company entered into U.S. Treasury lock agreements with a total notional amount of $700.0 million that qualified and were designated as cash flow hedges. U.S. Treasury lock agreements are instruments used to manage the risks associated with the movements in U.S. Treasury rates. The Company entered into such agreements to manage interest rate risks arising from the planned issuance of the 5.375% Senior Notes in April 2003 and the planned issuance of the 5.625% Senior Notes and the 6.875% Senior Notes in July 2003 (see Note 7). The Company terminated these U.S. Treasury lock agreements prior to June 30, 2003 and received net cash proceeds of $13.9 million. Such amount has been reflected in other comprehensive income and is being amortized and reflected as a net reduction of interest expense over the life of the respective senior note issue. At September 30, 2003, the Company was not party to any of these types of contracts.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2003 and 2002
(Amounts in millions of dollars, except per share data)
(Unaudited)

(9)
Earnings Per Common Share

The following table sets forth the reconciliation of the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2003 and 2002:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Basic EPS:

Numerator
Net earnings	$66.05	$66.20	$193.52	$192.75
Less: Excess of redemption price over book value of preferred stock (1)	25.45	—	25.45	—
Add: Excess of book value over repurchase price of preferred stock (2)	—	6.19	0.79	9.57
Less: Preferred stock dividends (1)	2.40	13.30	28.61	40.55

Net earnings ascribed to common shareholders — basic	$38.20	$59.09	$140.25	$161.77

Denominator
Weighted average common shares outstanding — basic	84.87	83.94	84.53	83.90

Basic earnings per common share	$0.45	$0.70	$1.66	$1.93

Diluted EPS:

Numerator
Net earnings ascribed to common shareholders — basic	$38.20	$59.09	$140.25	$161.77
Less: Excess of book value over repurchase price of preferred stock (2)	—	6.19	—	9.57
Add: Preferred stock dividends	—	13.30	—	40.55

Net earnings ascribed to common shareholders — diluted	$38.20	$66.20	$140.25	$192.75

Denominator
Weighted average common shares outstanding — basic	84.87	83.94	84.53	83.90
Effect of assumed issuance of asbestos settlement shares	9.00	—	9.00	—
Effect of assumed exercise of options	0.05	—	0.03	—
Effect of conversion of outstanding preferred stock	—	23.54	—	23.54
Effect of conversion of repurchased preferred stock	—	0.08	—	0.40

Weighted average common shares outstanding — diluted	93.92	107.56	93.56	107.84

Diluted earnings per common share (3)(4)	$0.41	$0.62	$1.50	$1.79

(1)
On July 18, 2003, the Company redeemed all of its outstanding shares of Series A convertible preferred stock at a redemption price of $51.00 per share and paid dividends accrued thereon from July 1, 2003 through July 17, 2003 in the aggregate amount of $2.40 million. The $51.00 per share redemption price included a $1.00 per share premium amounting to $25.45 million in the aggregate.

(2)
The basic earnings per common share calculations for the nine months ended September 30, 2003 include $0.01 and, for the three and nine months ended September 30, 2002 include $0.07 and $0.11, respectively, per share gains attributable to the repurchase of preferred stock. There was no such gain recognized for the three months ended September 30, 2003, since no shares of preferred stock were repurchased during that period but rather all outstanding shares of Series A convertible preferred stock were redeemed at a premium on July 18, 2003 (see note 1 above).

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2003 and 2002
(Amounts in millions of dollars, except per share data)
(Unaudited)

(3)
In calculating diluted earnings per common share, the weighted average number of common shares for the three and nine months ended September 30, 2003 assumes the issuance of nine million shares of common stock reserved for the asbestos settlement (see Note 10) and the exercise of dilutive stock options, net of assumed treasury stock repurchases. For the three and nine months ended September 30, 2002, the weighted average number of common shares assumes the effect of the weighted average conversion of repurchased shares of preferred stock and the effect of the assumed conversion of outstanding preferred stock.

(4)
For the purpose of calculating diluted earnings per common share for the three and nine months ended September 30, 2002, net earnings ascribed to common shareholders have been adjusted to exclude the gains attributable to the repurchase of preferred stock and to add back dividends attributable to such repurchased preferred stock, and the weighted average common shares outstanding have been adjusted to assume conversion of the shares of preferred stock repurchased during such periods in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force Topic D-53 guidance.

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

  •
  a non-cash charge of $321.5 million representing the fair market value of 9 million shares of the Company's common stock reserved for issuance pursuant to such settlement upon the effectiveness of New Grace's plan of reorganization. Such shares are subject to customary anti-dilution provisions (including the effects of stock splits, stock dividends and certain other events affecting the Company's common stock.) Such fair market value was $35.72 per common share as of the close of business on December 5, 2002. Such amount was recorded in the condensed consolidated balance sheet at December 31, 2002 as follows: $0.9 million representing the aggregate par value of such shares has been recorded in common stock reserved for issuance related to the asbestos settlement and the remaining $320.6 million, representing the excess of the aggregate fair market value over the aggregate par value of such common shares, has been recorded in additional paid-in capital. The shares of common stock reserved for issuance related to the asbestos settlement are reflected in the September 30, 2003 diluted earnings per common share calculation.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2003 and 2002
(Amounts in millions of dollars, except per share data)
(Unaudited)

  •
  $16.1 million of legal and related fees as of December 31, 2002.

Other expense, net, included legal and related fees for asbestos-related matters for the three and nine months ended September 30, 2003 of $0.7 million and $2.5 million, respectively, and for the three and nine months ended September 30, 2002 of $5.6 million and $8.9 million, respectively.

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

While the allegations in these actions directed to the Company vary, these actions all appear to allege that the transfer of the Cryovac business as part of the Cryovac Transaction was a fraudulent transfer or gave rise to successor liability. Under a theory of successor liability, plaintiffs with claims against New Grace and its subsidiaries may attempt to hold the Company liable for liabilities that arose with respect to activities conducted prior to the Cryovac Transaction by W. R. Grace & Co. — Conn. or other New Grace subsidiaries. A transfer would be a fraudulent transfer if the transferor received less than reasonably equivalent value and the transferor was insolvent or was rendered insolvent by the transfer, was engaged or was about to engage in a business for which its assets constitute unreasonably small capital, or intended to incur or believed that it would incur debts beyond its ability to pay as they

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2003 and 2002
(Amounts in millions of dollars, except per share data)
(Unaudited)

mature. A transfer may also be fraudulent if it was made with actual intent to hinder, delay or defraud creditors. If any transfers in connection with the Cryovac Transaction were found by a court to be fraudulent transfers, the Company could be required to return the property or its value to the transferor or could be required to fund certain liabilities of New Grace or its subsidiaries for the benefit of their creditors, including asbestos claimants. The Company has signed a settlment agreement, described below, that will resolve all such claims. Previously, the Company was unable to estimate the loss or range of loss in the event that there had been a finding that the Cryovac Transaction was a fraudulent transfer or gave rise to successor liability.

In the Joint Proxy Statement furnished to their respective stockholders in connection with the Cryovac Transaction, both Sealed Air and Grace stated that it was their belief that New Grace and its subsidiaries were adequately capitalized and would be adequately capitalized after the Cryovac Transaction and that none of the transfers contemplated to occur in the Cryovac Transaction would be a fraudulent transfer. They also stated their belief that the Cryovac Transaction complied with other relevant laws. However, if a court applying the relevant legal standards had reached conclusions adverse to the Company, such determinations could have had a materially adverse effect on the Company's condensed consolidated results of operations and financial position.

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

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2003 and 2002
(Amounts in millions of dollars, except per share data)
(Unaudited)

On November 27, 2002, the Company reached an agreement in principle with the Committees prosecuting the claims against the Company and Cryovac, Inc., to resolve all current and future asbestos-related claims arising from the Cryovac Transaction. On the same day, the court entered an order confirming that an amicable resolution of the disputes among the parties had been reached and that counsel for the Company and the Committees had agreed and bound the parties to the terms of the agreement in principle. As discussed above, the agreement in principle calls for payment of 9 million shares of Sealed Air common stock and $512.5 million in cash, plus interest on the cash payment at a 5.5% annual rate starting on December 21, 2002 and ending on the effective date of the New Grace plan of reorganization, when payment must be made. Such shares are subject to customary anti-dilution provisions (including the effects of stock splits, stock dividends and certain other events affecting the Company's common stock). On December 3, 2002, the agreement in principle was approved by the Company's Board of Directors. The Company was advised that both of the Committees had approved the agreement in principle as of December 5, 2002. The parties signed a definitive settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. On or before December 10, 2003, the settlement agreement will be presented to the court for approval and will eventually be incorporated into New Grace's plan of reorganization and, assuming approval by New Grace's creditors as part of the approval of the plan of reorganization, will then be implemented.

The settlement, upon approval and implementation in the New Grace bankruptcy, will provide that, upon the effective date of New Grace's plan of reorganization and payment of the shares and cash, all present and future asbestos-related claims against the Company and its affiliates that arise from alleged asbestos liabilities of New Grace and its affiliates (including former affiliates that became affiliates of the Company through the Cryovac Transaction) will be channeled to and become the responsibility of one or more trusts to be established under Section 524(g) of the Bankruptcy Code as part of New Grace's plan of reorganization. The settlement will also resolve all fraudulent transfer claims against the Company and its affiliates arising from the Cryovac Transaction as well as the claims of Fresenius described below. The settlement will provide that the Company and its affiliates will receive releases of all such claims upon payment. As a condition to the Company's obligation to make the payments required by the settlement, New Grace's plan of reorganization must be consistent with the terms of the settlement, including provisions for the trusts and releases referred to above and for an injunction barring the prosecution of any asbestos-related claims against the Company and its affiliates. Pursuant to the agreement, the Company cannot seek indemnity from New Grace for the Company's payments required by the settlement. It is expected that the order approving the settlement agreement will also provide that the stay of proceedings involving the Company described above will continue through the effective date of New Grace's plan of reorganization, after which the Company will be released from the liabilities asserted in those proceedings and their continued prosecution against the Company will be enjoined.

In January 2002, the Company filed a declaratory judgment action against Fresenius Medical Care Holdings, Inc., its parent, Fresenius AG, a German company, and certain of its affiliates (collectively, "Fresenius") in New York State court asking the court to resolve a contract dispute between the parties. Fresenius contended that the Company was obligated to indemnify Fresenius for certain liabilities that Fresenius might incur as a result of the 1996 Fresenius transaction mentioned above. Fresenius's contention was based on its interpretation of the agreements between Fresenius and W. R. Grace & Co. — Conn. in connection with the 1996 Fresenius transaction. In February 2002, Fresenius announced that it had accrued a charge of $172.0 million for such potential liabilities, which include pre-transaction tax liabilities of New Grace and the costs of defense of litigation arising from New Grace's Chapter 11 filing. The Company believed that it was not responsible to indemnify Fresenius under the 1996 agreements and filed the action in order to proceed to a resolution of Fresenius's claims. In April 2002, Fresenius filed a motion to dismiss the action and for entry of declaratory relief in its favor. The Company opposed the motion, and in July 2003, the court denied the motion without prejudice in view of the November 27, 2002 agreement in principle referred to above. As noted above, under the settlement agreement,

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2003 and 2002
(Amounts in millions of dollars, except per share data)
(Unaudited)

there will be mutual releases exchanged between Fresenius and the Company releasing any and all claims related to the 1996 Fresenius transaction. In view of New Grace's Chapter 11 filing, the Company may receive additional claims asserting that the Company is liable for obligations that New Grace had agreed to retain in the Cryovac Transaction and for which the Company may be contingently liable. To date, no material additional claims have been asserted or threatened against the Company.

Final determinations and accountings under the Transaction Agreements with respect to matters pertaining to the Cryovac Transaction had not been completed at the time of New Grace's Chapter 11 filing. The Company has filed claims in the bankruptcy proceeding that include all of the costs and liabilities that it has incurred or may incur that New Grace and its affiliates agreed to retain or that are subject to indemnification by New Grace and its affiliates under the Transaction Agreements other than payments to be made under the settlement agreement. New Grace has alleged that the Company is responsible for certain amounts under the Transaction Agreements. Any amounts for which the Company may be liable to New Grace may be used to offset the liabilities of New Grace and its affiliates to the Company. Costs and liabilities for which the Company intends to seek indemnification by New Grace and its affiliates include certain defense costs related to asbestos and fraudulent transfer litigation and the Fresenius claims and approximately $8.0 million paid by the Company on account of its guaranty of debt issued by W. R. Grace & Co. — Conn. Except to the extent of any potential setoff or similar claim, the Company expects that its claims will be as an unsecured creditor of New Grace. Since certain portions of the Company's claims against New Grace and its affiliates are contingent or unliquidated, it is not currently possible to determine the amount of the Company's claims, the extent to which such claims may be secured by setoff, how much of the claims may be allowed, or the amount of the Company's recovery on such claims, if any, in the bankruptcy proceeding.

On September 15, 2003, the case of Senn v. Hickey, et al. (Case No. 03-CV-4372) was filed in the U.S. District Court for the District of New Jersey (Newark). This lawsuit seeks class action status on behalf of all persons who purchased or otherwise acquired securities of the Company during the period from March 27, 2000 through July 30, 2002 (the "Class Period"). The lawsuit names the Company and certain current and former officers and directors of the Company as defendants. The Company has not received service of process in this lawsuit. The lawsuit makes a number of allegations against the defendants, including allegations that during the Class Period the defendants materially misled the investing public, artificially inflated the price of the Company's common stock by publicly issuing false and misleading statements and violated GAAP by failing to accrue for the Company's contingent liability for asbestos claims arising from past operations of New Grace. The plaintiffs seek compensatory damages and other relief. The Company intends to vigorously defend the lawsuit, since the Company believes that it properly disclosed its contingent liability for New Grace's asbestos claims. Although the Company believes that it should have no liability in this lawsuit, until the Company has had the opportunity to evaluate the claims made in the lawsuit, it cannot estimate the likelihood or potential costs of an unfavorable outcome.

(11)
Acquisitions

During the first nine months of 2003, the Company made acquisitions in exchange for cash in the aggregate amount of approximately $1.5 million. The Company did not acquire or assume any cash or debt of the acquired companies. These acquisitions were not material to the Company's consolidated results of operations and financial position.

(12)
New Accounting Pronouncements

On January 1, 2003, the Company adopted SFAS No. 143, "Asset Retirement Obligations" ("SFAS No. 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2003 and 2002
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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure" ("SFAS No. 148"), which provides alternative methods of transition for companies that choose to switch to the fair value method of accounting for stock options. SFAS No. 148 also makes changes in the disclosure requirements for stock-based compensation, regardless of which method of accounting is chosen. The Company had terminated all previously maintained stock option plans effective March 31, 1998 in connection with the Cryovac Transaction, except with respect to options that were still outstanding as of such date. SFAS No. 148 did not have an impact on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 requires the disclosure of certain guarantees existing at December 31, 2002. In addition, Interpretation No. 45 requires the recognition of a liability for the fair value of the obligation of qualifying guarantee activities that are initiated or modified after December 31, 2002. The Company had no material guarantees meeting the requirements of Interpretation No. 45 at September 30, 2003.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"). Interpretation No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. Interpretation No. 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interests or significant financial support provided to it. Interpretation No. 46 was effective for the Company on February 1, 2003 for variable interest entities created after January 31, 2003, and on October 9, 2003, the FASB deferred the effective date for variable interest entities created prior to February 1, 2003 until December 31, 2003. Based on its preliminary analysis of Interpretation No. 46, the Company does not currently expect the adoption of Interpretation No. 46 to have a material impact on its 2003 consolidated financial statements.

In January 2003, the Emerging Issues Task Force issued EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the condensed consolidated statements of operations. That presumption is overcome when the consideration is either a reimbursement of specific, incremental, identifiable costs incurred to sell the vendor's products, or a payment for assets or services delivered to the vendor. EITF 02-16 is effective for arrangements entered into after December 31, 2002. The

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2003 and 2002
(Amounts in millions of dollars, except per share data)
(Unaudited)

adoption of EITF 02-16 did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 became effective for the Company on July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

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

Net Sales

Net sales for the third quarter of 2003 increased 10% to $908.7 million compared to $825.8 million in the third quarter of 2002. The components of the increase in net sales for the third quarter were as follows (dollars in millions):

	Food Packaging Segment		Protective & Specialty Packaging Segment		Total Company
Volume — Units	3.7%	$18.7	(0.5)%	$(1.6)	2.1%	$17.1
Volume — Acquired Businesses	0.2	1.0	—	0.1	0.1	1.1
Price/Mix	3.7	18.6	2.0	6.4	3.0	25.0
Foreign Currency Translation	5.5	27.5	3.8	12.2	4.8	39.7

Total	13.1%	$65.8	5.3%	$17.1	10.0%	$82.9

Net sales for the first nine months of 2003 increased 10% to $2,597.1 million compared to $2,358.2 million in the first nine months of 2002. The components of the increase in net sales for the first nine months were as follows (dollars in millions):

	Food Packaging Segment		Protective & Specialty Packaging Segment		Total Company
Volume — Units	2.9%	$42.2	0.7%	$6.6	2.1%	$48.8
Volume — Acquired Businesses	0.1	1.0	0.5	4.8	0.2	5.8
Price/Mix	3.0	42.5	1.4	12.7	2.3	55.2
Foreign Currency Translation	5.8	83.8	4.9	45.3	5.5	129.1

Total	11.8%	$169.5	7.5%	$69.4	10.1%	$238.9

Foreign currency translation had a favorable impact on net sales of $39.7 million in the third quarter of 2003. Excluding the positive effect of foreign currency translation, net sales would have increased 5% compared to the third quarter of 2002. Foreign currency translation also had a favorable impact on net sales of $129.1 million in the first nine months of 2003. Excluding the positive effect of foreign currency translation, net sales would have increased 5% compared to the first nine months of 2002. This favorable foreign currency translation impact in the third quarter and first nine months was primarily due to the strengthening of foreign currencies in Europe and the Asia-Pacific region against the U.S. dollar and in the first nine months of 2003 was partially offset by the weakness of the Brazilian real. Net sales from Brazilian operations were approximately 2% of the Company's net sales for the third quarters and first nine months of 2003 and 2002.

Net sales of the Company's food packaging segment, which consists primarily of the Company's Cryovac® food packaging products, constituted 63% and 62% of net sales in the third quarter and first nine months of 2003, respectively, and 61% in both the third quarter and first nine months of 2002.

Net sales of the Company's protective and specialty packaging segment, which includes the aggregation of the Company's protective packaging products, engineered products and shrink packaging products, all of which are used principally for non-food packaging applications, constituted the balance of net sales.

Food Packaging Segment Sales

Net sales of food packaging products increased 13% in the third quarter of 2003 to $568.7 million compared to $502.9 million in the third quarter of 2002. Foreign currency translation had a favorable impact on this segment of $27.5 million in the third quarter of 2003. Excluding the positive foreign currency translation effect, net sales for this segment would have increased 8%.

Net sales of food packaging products increased 12% in the first nine months of 2003 to $1,605.8 million compared to $1,436.3 million in the first nine months of 2002. Foreign currency translation had a favorable impact on this segment of $83.8 million in the first nine months of 2003. Excluding the positive foreign currency translation effect, net sales for this segment would have increased 6%.

Protective and Specialty Packaging Segment Sales

Net sales of protective and specialty packaging products increased 5% in the third quarter of 2003 to $340.0 million compared to $322.9 million in the third quarter of 2002. Foreign currency translation had a favorable impact on this segment of $12.2 million in the third quarter of 2003. Excluding the positive foreign currency translation effect, net sales for this segment would have increased 2%.

Net sales of protective and specialty packaging products increased 8% in the first nine months of 2003 to $991.3 million compared to $921.9 million in the first nine months of 2002. Foreign currency translation had a favorable impact on this segment of $45.3 million in the first nine months of 2003. Excluding the positive foreign currency translation effect, net sales for this segment would have increased 3%.

Sales by Geographic Region

The components of the increase in net sales by geographic region for the third quarter of 2003 were as follows (dollars in millions):

	U.S.		International		Total Company
Volume — Units	2.2%	$9.8	1.9%	$7.3	2.1%	$17.1
Volume — Acquired Businesses	—	—	0.3	1.1	0.1	1.1
Price/Mix	4.8	21.7	0.9	3.3	3.0	25.0
Foreign Currency Translation	—	—	10.7	39.7	4.8	39.7

Total	7.0%	$31.5	13.8%	$51.4	10.0%	$82.9

Net sales from operations in the United States represented 53% of net sales in the third quarter of 2003 and 55% in the third quarter of 2002. Net sales from U.S. operations increased 7% in the third quarter of 2003 to $485.0 million compared with $453.5 million in the third quarter of 2002. Net sales from international operations increased 14% in the third quarter of 2003 to $423.7 million compared to $372.3 million for the third quarter of 2002. Excluding the $39.7 million positive foreign currency translation effect, international net sales would have increased 3% compared to the third quarter of 2002.

The components of the increase in net sales by geographic region for the first nine months of 2003 were as follows (dollars in millions):

	U.S.		International		Total Company
Volume — Units	2.4%	$30.6	1.7%	$18.2	2.1%	$48.8
Volume — Acquired Businesses	0.3	4.2	0.2	1.6	0.2	5.8
Price/Mix	3.1	40.9	1.3	14.3	2.3	55.2
Foreign Currency Translation	—	—	12.2	129.1	5.5	129.1

Total	5.8%	$75.7	15.4%	$163.2	10.1%	$238.9

Net sales from operations in the United States represented 53% of net sales in the first nine months of 2003 and 55% in the first nine months of 2002. Net sales from U.S. operations increased 6% in the first nine months of 2003 to $1,375.2 million compared with $1,299.5 million in the first nine months of 2002. Net sales from international operations increased 15% in the first nine months of 2003 to $1,221.9 million compared to $1,058.7 million for the first nine months of 2002. Excluding the $129.1 million positive foreign currency translation effect, international net sales would have increased 3% compared to the first nine months of 2002.

Costs and Margins

Gross profit was $288.9 million or 31.8% of net sales and $817.9 million or 31.5% of net sales in the third quarter and first nine months of 2003, respectively, compared to $264.1 million or 32.0% of net sales and $774.7 million or 32.9% of net sales in the third quarter and first nine months of 2002, respectively. The decrease as a percentage of net sales in the first nine months of 2003 compared to the 2002 period was primarily due to increased petrochemical-based raw materials costs in the first nine months of 2003 compared to the 2002 period.

Marketing, administrative and development expenses increased 7% in the third quarter of 2003 to $145.6 million compared to $136.7 million in the third quarter of 2002 and increased 8% in the first nine months of 2003 to $426.4 million compared to $395.8 million in the first nine months of 2002. As a percentage of net sales, these expenses were 16.0% and 16.6% of net sales in the third quarters of 2003 and 2002, respectively, and 16.4% and 16.8% in the first nine months of 2003 and 2002, respectively.

Operating Profit

Operating profit increased 11% in the third quarter of 2003 to $143.3 million compared to $128.7 million in the third quarter of 2002 and increased 3% in the first nine months of 2003 to $391.5 million compared to $380.2 million in the first nine months of 2002. The increase in the third quarter and first nine months of 2003 was primarily due to increased gross profit, partially offset by an increase in marketing, administrative and development expenses. As a percentage of net sales, operating profit was 15.8% and 15.6% in the third quarters of 2003 and 2002, respectively, and 15.1% and 16.1% in the first nine months of 2003 and 2002, respectively.

Operating profit by business segment for the 2003 and 2002 periods was as follows (dollars in millions):

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Food Packaging Segment	$97.9	$76.3	$259.4	$228.4
Protective and Specialty Packaging Segment	54.3	56.4	156.0	165.5

Total segments	152.2	132.7	415.4	393.9
Restructuring and other credits	—	1.3	—	1.3
Unallocated corporate operating expenses	(8.9)	(5.3)	(23.9)	(15.0)

Total	$143.3	$128.7	$391.5	$380.2

The food packaging segment contributed 64% and 57% of the Company's operating profit in the third quarters of 2003 and 2002, respectively, and 62% and 58% in the first nine months of 2003 and 2002, respectively, before taking into consideration unallocated corporate operating expenses and restructuring and other credits. The protective and specialty packaging segment contributed the balance of operating profit.

Interest Expense and Other Income (Expense), net

Interest expense increased to $42.5 million in the third quarter of 2003 compared to $15.4 million in the third quarter of 2002 and increased to $91.4 million in the first nine months of 2003 compared to $48.7 million in the first nine months of 2002. The increases in both periods were primarily due to the following:

  •
  accrued interest of $7.0 million and $21.1 million for the third quarter and first nine months of 2003, respectively, on the cash portion of the asbestos settlement;

  •
  interest expense of $3.2 million and $6.6 million for the third quarter and first nine months of 2003, respectively, related to the 5.375% Senior Notes discussed below that were issued in April 2003, net of the effects of interest rate swaps and U.S. treasury lock agreements discussed below; and

  •
  interest expense of $16.3 million for the third quarter and first nine months of 2003 related to the Senior Notes discussed below under "Recapitalization" that were issued in July 2003, net of the effects of U.S. treasury lock agreements discussed below.

Other income, net, was $3.2 million in the third quarter of 2003 compared to expense of $3.8 million in the third quarter of 2002. The change in the third quarter of 2003 compared to 2002 was primarily due to legal and related fees for asbestos-related matters which were $0.7 million in the third quarter of 2003 compared to $5.6 million in the third quarter of 2002. For further discussion see the caption below "Other Matters — Cryovac Transaction and Contingencies Related to the Cryovac Transaction".

Other income, net, was $4.7 million for the first nine months of 2003 compared to expense of $7.6 million in the first nine months of 2002. The change was primarily due to the following:

  •
  legal and related fees for asbestos-related matters as discussed above, which were $2.5 million in the first nine months of 2003 compared to $8.9 million in the first nine months of 2002; and

  •
  decrease in net foreign exchange losses, which were $0.6 million in the first nine months of 2003 compared to $6.4 million in the first nine months of 2002.

Income Taxes

The Company's effective income tax rate was 36.5% and 39.5% for the third quarters of 2003 and 2002, respectively, and 36.5% and 40.5% for the first nine months of 2003 and 2002, respectively. The decrease in the effective tax rate in the third quarter and first nine months of 2003 was primarily due to improved tax efficiency resulting from a recent reorganization of the Company' s international subsidiaries. Such rates were higher than the statutory U.S. federal income tax rate primarily due to state income taxes. The Company expects the effective tax rate to be 36.5% for the full year of 2003.

Net Earnings

As a result of the above, net earnings were $66.1 million in the third quarter of 2003 compared to $66.2 million in the third quarter of 2002 and $193.5 million in the first nine months of 2003 compared to $192.7 million in the first nine months of 2002.

Basic and diluted earnings per common share were $0.45 and $0.41, respectively, for the third quarter of 2003 compared to basic and diluted earnings per common share of $0.70 and $0.62 for the third quarter of 2002. Basic and diluted earnings per common share were $1.66 and $1.50, respectively, for the first nine months of 2003 compared to basic and diluted earnings per common share of $1.93 and $1.79 for the first nine months of 2002.

The basic earnings per common share calculations for the quarter and nine months ended September 30, 2003 included $0.30 and the diluted earnings per common share calculations for the quarter and nine months ended September 30, 2003 included $0.27 per common share charges due to the

Company's redemption of all of its outstanding shares of Series A convertible preferred stock at a redemption price of $51.00 per share. The $51.00 per share redemption price included a $1.00 per share premium amounting to $25.45 million in the aggregate. See "Recapitalization" below for further discussion of the Company's redemption of all of its outstanding Series A convertible preferred stock.

The basic earnings per common share calculations for the nine months ended September 30, 2003 included $0.01 and for the quarter and nine months ended September 30, 2002 included $0.07 and $0.11, respectively, per common share gains attributable to the repurchase of preferred stock. There was no such gain recognized for the quarter ended September 30, 2003, since no shares of preferred stock were repurchased during that quarter but rather all outstanding shares of Series A convertible preferred stock were redeemed at a premium on July 18, 2003.

The diluted earnings per common share in the 2002 periods were calculated assuming conversion of the shares of Series A preferred stock repurchased during each of the respective periods in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force Topic D-53 guidance.

Liquidity and Capital Resources

The Company's principal sources of liquidity are accumulated cash, cash flows from operations and amounts available under its existing lines of credit, which are described below.

Recapitalization

In July 2003, the Company issued a total of $1,281.25 million of senior notes in transactions that were exempt from registration under Rule 144A and other available exemptions under the Securities Act of 1933, as amended (the "Securities Act"). These senior notes consisted of the following:

  •
  $400.0 million aggregate principal amount of 5.625% senior notes due July 15, 2013 (the "5.625% Senior Notes"). The net proceeds from this issuance, after deducting the initial purchasers' discount, unamortized bond discount and other offering expenses, were $395.6 million. The carrying value of these notes at September 30, 2003 was $398.7 million, net of unamortized discount.

  •
  $450.0 million aggregate principal amount of 6.875% senior notes due July 15, 2033 (the "6.875% Senior Notes"). The net proceeds from this issuance, after deducting the initial purchasers' discount, unamortized bond discount and other offering expenses, were $444.0 million. The carrying value of these notes at September 30, 2003 was $448.4 million, net of unamortized discount.

  •
  $431.25 million aggregate principal amount of 3.00% convertible senior notes due June 30, 2033 (the "3% Convertible Senior Notes"), after giving effect to the initial purchasers' exercise of an option on July 16, 2003 to purchase additional 3% Convertible Senior Notes. The net proceeds from this issuance, after deducting the initial purchasers' discount and other offering expenses, were $421.5 million. The carrying value of these notes at September 30, 2003 was $431.25 million.

On July 18, 2003, the Company used cash of $1,298.1 million to redeem all their outstanding shares of its Series A convertible preferred stock at their redemption price of $51.00 per share plus an amount equal to $2.4 million of dividends accrued on such shares from July 1, 2003 through July 17, 2003. The $51.00 per share redemption price included a $1.00 per share premium that such shares were entitled to over their $50.00 per share redemption value, amounting in the aggregate to $25.5 million. The $27.9 million paid for such redemption premium and accrued dividends was reflected against shareholders' equity in the third quarter of 2003 and reduced net earnings ascribed to common shareholders in the third quarter of 2003.

5.375% Senior Notes

On April 14, 2003, the Company issued $300.0 million aggregate principal amount of 5.375% senior notes due April 2008 (the "5.375% Senior Notes") in transactions exempt from registration under Rule 144A and Regulation S under the Securities Act. Accrued interest on these senior notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2003. The net proceeds of $296.1 million (net of initial purchasers' discounts, unamortized bond discount and other offering expenses) received from the issuance of these senior notes was added to the Company's cash and cash equivalents and may be used for general corporate purposes, which may include the funding of a portion of the cash payment required to be made in connection with the asbestos settlement liability and other working capital purposes.

Asbestos Settlement

The Company recorded a charge of $512.5 million in the fourth quarter of 2002 covering a cash payment that the Company is required to make upon the effectiveness of a plan of reorganization in the bankruptcy of W. R. Grace & Co. ("New Grace"). No cash was used in the first nine months of 2003 with respect to this liability, and it is currently uncertain when the Company will be required to make this payment. The Company currently expects to fund this payment either by using accumulated cash and future cash flows from operations, proceeds from the 5.375% Senior Notes, proceeds of future financings, or a combination of these alternatives.

Operating Activities

Net cash provided by operating activities was $314.5 million for the first nine months of 2003 and $207.9 million for the first nine months of 2002. The increase in 2003 was primarily due to the following:

  •
  changes in the Receivables Facility (which is described below); and

  •
  changes in operating assets and liabilities in the ordinary course of business, as discussed below under "Changes in Working Capital".

The participating financial institutions held no Receivables Interests pursuant to the Receivables Facility at the beginning or end of the first nine months of 2003, and therefore the Receivables Facility had no effect on net cash provided by operating activities in the first nine months of 2003. Similarly, the Receivables Interests sold to the participating financial institutions in the fourth quarter of 2001 were not replaced with additional Receivables Interests at the end of the first nine months of 2002. This accounted for the $95.6 million reduction in the net cash provided by operating activities as a result of the Receivables Facility for the first nine months of 2002.

Investing Activities

Net cash used in investing activities amounted to $77.1 million for the first nine months of 2003 compared to $66.4 million for the first nine months of 2002. In each period, investing activities consisted primarily of capital expenditures and in the 2002 period also included cash used to acquire businesses in purchase transactions. The increase in net cash used in these activities in the first nine months of 2003 was due to higher capital expenditures of $17.9 million, offset by a decrease in cash used for acquisitions in the 2003 period of $8.9 million. Capital expenditures were $76.8 million in 2003 compared to $58.9 million in 2002. The Company currently anticipates that capital expenditures for the year ended December 31, 2003 will be in the lower end of the range of $125.0 million to $150.0 million. The Company's projection of capital expenditures for 2003 is based upon its capital expenditure budget for 2003, its capital expenditures to date during 2003, the status of approved but not yet completed capital projects, anticipated future projects and historic spending trends.

Financing Activities

Net cash provided by financing activities amounted to $154.9 million for the first nine months of 2003 compared to net cash used in financing activities of $65.2 million for the first nine months of 2002.

The change in financing activities in 2003 was primarily due to the following:

  •
  net cash proceeds of $1,557.2 million (net of initial purchasers' discounts, unamortized bond discount and other offering expenses) from long-term debt in 2003 primarily due to the following debt issuances:

  •
  $296.1 million from the issuance of the 5.375% Senior Notes in April 2003, described above; and
  •
  $1,261.1 million from the issuance of the 5.625% Senior Notes, the 6.875% Senior Notes and the 3% Convertible Senior Notes in July 2003, described above.

  •
  cash used of $1,298.1 million in 2003 due to the Company's redemption of all of its outstanding shares of Series A convertible preferred stock on July 18, 2003 plus an amount equal to $2.4 million of dividends accrued on such shares from July 1, 2003 through July 17, 2003, as discussed above.

  •
  a decrease in net debt repayments in the 2003 period of $42.0 million compared to net debt repayments in 2002 of $169.0 million. During the first nine months of 2003, the Company made net debt repayments on its ANZ Facility (defined below) and other lines of credit. During the first nine months of 2002, the net debt repayments were primarily for the 2003 Facility (defined below), the ANZ Facility and other lines of credit.

  •
  proceeds of $13.9 million in 2003 from the Company's termination of U.S. Treasury lock agreements that were entered into to manage interest rate risks arising from the planned issuance of the 5.375% Senior Notes, the 5.625% Senior Notes and the 6.875% Senior Notes. See "Derivative Financial Instruments" below for further information on these derivatives.

  •
  a timing difference in 2002 relating to the payment of dividends on the Company's outstanding Series A convertible preferred stock. During the first nine months of 2003, the Company paid cash dividends of $41.9 million (which included $2.4 million due to the redemption of the Series A convertible preferred stock discussed above) compared to $27.2 million for the first nine months of 2002. The lower amount in the 2002 period was due to the Company pre-funding in December 2001 the dividend payable on January 2, 2002. The aggregate dollar amount of that dividend was $13.7 million.

  •
  an increase of $10.8 million in the 2003 period compared with the 2002 period in cash used to purchase the Company's Series A convertible preferred stock in open-market transactions as described below.

Repurchases of Capital Stock

During the first nine months of 2003, the Company repurchased 750,600 shares of its Series A convertible preferred stock at a cost of $36.7 million. During the first nine months of 2002, the Company repurchased 709,900 shares of its Series A convertible preferred stock at a cost of $25.9 million. The average price per share of these preferred stock repurchases in the first nine months of 2003 and 2002 was $48.94 and $36.52, respectively. The Company did not repurchase any shares of its common stock in either period.

The share repurchases described above were made pursuant to a program previously adopted by the Company's Board of Directors. The share repurchase program authorizes the repurchase of up to 16,977,000 shares of common stock (which included Series A convertible preferred stock on an as-converted basis prior to its redemption). As of September 30, 2003, approximately 10,116,000 shares of common stock on an as-converted basis had been repurchased, and approximately 6,861,000 shares on an as-converted basis remained authorized for repurchase.

As discussed above, on July 18, 2003 the Company redeemed all of its outstanding shares of Series A convertible preferred stock.

Changes in Working Capital

At September 30, 2003, working capital was a net asset of $376.2 million compared to a net liability of $96.5 million at December 31, 2002. The net liability position in working capital at the end of December 2002 was primarily due to recording the $512.5 million cash portion of the asbestos settlement liability as a current liability at December 31, 2002.

The increase in the Company's net asset for working capital during the first nine months of 2003 arose primarily from the following changes in the ordinary course of business:

  •
  increase in cash and cash equivalents primarily due to the net cash proceeds of $296.1 million from the April 2003 issuance of the 5.375% Senior Notes, described above, and cash flows generated from operations;

  •
  increase of $46.1 million in inventories, primarily due to increased petrochemical-based raw materials costs from December 31 2002, certain quantity increases in the ordinary course of business and $18.9 million from the positive effects of foreign currency translation;

  •
  increase of $41.9 million in notes and accounts receivable primarily due to $29.4 million from the positive effects of foreign currency translation and, to a lesser extent, an increase in net sales during the third quarter of 2003; and

  •
  decrease in short-term borrowings primarily due to net repayments;

    partially offset by:

  •
  increase in other current liabilities, primarily due to the following:

  •
  increase in accrued interest of $21.1 million related to the asbestos settlement liability, $6.4 million from the issuance in April 2003 of the 5.375% Senior Notes and $16.5 million from the issuance in July 2003 of the senior notes; partially offset by,

  •
  decrease of $13.3 in accrued preferred dividends since all of the outstanding shares of Series A convertible preferred stock were redeemed on July 18, 2003, as discussed above.

Current and Quick Ratios

The ratio of current assets to current liabilities (current ratio) was 1.3 at September 30, 2003 and 0.9 at December 31, 2002. The ratio of current assets less inventory to current liabilities (quick ratio) was 1.0 at September 30, 2003 and 0.6 at December 31, 2002.

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

The Bank has extended its commitment to make purchases of Receivables Interests from SA Funding Corp. to January 26, 2004. The scheduled expiration date for the Receivables Facility is December 7, 2004. During the first nine months of 2003, no Receivables Interests were sold under this facility and no such amounts were removed from the condensed consolidated balance sheets.

The Receivables Facility was amended on April 2, 2003 to provide that SA Fundng Corp. may sell Receivables Interests aggregating up to $60.0 million originated only by Sealed Air Corporation (US) to the Bank or the ICP until a definitive asbestos settlement agreement, satisfactory to the Bank, has been entered into. Subject to the Bank's determination that the asbestos settlement agreement that has been signed is satisfactory, the Company expects that this facility will again become available for the sale of Receivables Interests originated by Cryovac, Inc. as well as Sealed Air Corporation (US) up to the maximum of $125.0 million of Receivables Interests provided for by the Receivables Facility. For further discussion of the asbestos settlement agreement, see the caption below "Other Matters—Cryovac Transaction and Contingencies Related to the Cryovac Transaction".

The Receivables Facility was also amended on April 2, 2003 to exclude the charge for the asbestos litigation settlement that was reflected in the Company's condensed consolidated statement of operations for the year ended December 31, 2002 from the calculation of the interest coverage and leverage ratios provided for in the Receivables Facility. The Company was in compliance with these ratios at September 30, 2003.

The Company considers that the Receivables Facility provides a source of short-term liquidity.

Outstanding Indebtedness

The Company allowed its $525.0 million principal revolving credit facility (the "2003 Facility") to expire in accordance with its terms on March 30, 2003. The Company has not replaced the 2003 Facility, since the Company believes that its current accumulated cash, other financial resources and cash flows, including the net proceeds of the senior notes issued in April 2003 and amounts available under its committed and uncommitted lines of credit, are adequate to meet its current operating and investing needs and to pay its current debt obligations of $36.2 million at September 30, 2003 as well as to fund a portion of the cash payment for the asbestos settlement, which is required to be made upon the effectiveness of a plan of reorganization in the bankruptcy of New Grace. The Company will continue to review financing alternatives to meet future cash requirements.

At September 30, 2003 and at December 31, 2002, the Company's total debt outstanding consisted of the amounts set forth on the following table (amounts in table in millions of dollars):

	September 30, 2003	December 31, 2002
Short-term borrowings and current portion of long-term debt:
Short-term borrowings	$34.2	$53.4
Current portion of long-term debt	2.0	2.0

Total current debt	36.2	55.4

Long-term debt, less current portion:
5.625% Euro Notes due July 2006, less unamortized discount of $0.7 in 2003 and $0.8 in 2002 (1)	228.7	205.2
8.75% Senior Notes due July 2008, less unamortized discount and interest rate swaps of $7.4 in 2003 and $1.2 in 2002	305.3	298.8
6.95% Senior Notes due May 2009, less unamortized discount of $1.4 in 2003 and $1.6 in 2002	298.6	298.5
5.375% Senior Notes due April 2008, less unamortized discount and interest rate swaps of $(1.7) in 2003	295.4	—
5.625% Senior Notes due July 2013, less unamortized discount of $1.3 in 2003	398.7	—
6.875% Senior Notes due July 2033, less unamortized discount of $1.6 in 2003	448.4	—
3% Convertible Senior Notes due June 2033	431.3	—
ANZ Credit Facility and other	54.3	65.5

Total long-term debt, less current portion	2,460.7	868.0

Total debt	$2,496.9	$923.4

(1)
The carrying value of the Euro Notes increased approximately $23.3 in the first nine months of 2003, primarily as a result of the strengthening of the euro compared to the U.S. dollar during the first nine months of 2003.

Each issue of the Company's outstanding senior notes (including those issued in July 2003), and the Euro Notes impose certain limitations on the operations of the Company and those of certain of its subsidiaries, including limitations on liens, sale and leaseback transactions and certain acquisitions and dispositions. The Company was in compliance with these limitations at September 30, 2003.

The amount outstanding at September 30, 2003 under the Company's Australian dollar 175.0 million (U.S. $117.9 million at September 30, 2003) dual-currency revolving credit facility that expires on March 12, 2005 (the "ANZ Facility") was U.S. $47.5 million. The ANZ Facility imposes certain limitations on the operations of certain of the Company's Australian and New Zealand subsidiaries, and such subsidiaries were in compliance with these limitations at September 30, 2003.

At September 30, 2003, the Company had available committed and uncommitted lines of credit of $346.6 million of which $264.9 million were unused. Such credit lines included amounts available under the ANZ Facility as well as other lines of credit available to various subsidiaries. As of September 30, 2003, the total available lines of credit included committed lines of credit of $118.7 million and uncommitted lines of credit of $227.9 million. The ANZ Facility is the Company's principal committed line of credit. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

The Company's cost of capital and ability to obtain external financing may be affected by its debt ratings, which are periodically reviewed by the credit rating agencies. The Company's long-term senior unsecured debt is currently rated Baa3 (negative outlook) by Moody's Investors Services, Inc. and BBB (credit watch with negative implications) by Standard & Poor's Rating Services, a division of the McGraw-Hill Companies. These ratings are among the ratings assigned by each of these organizations for investment grade long-term senior unsecured debt. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

Derivative Financial Instruments

U.S. Treasury Lock Agreements

During the second quarter of 2003, the Company entered into U.S. Treasury lock agreements with a total notional amount of $700.0 million that qualified and were designated as cash flow hedges. U.S. Treasury lock agreements are instruments used to manage the risks associated with the movements in U.S. Treasury rates. The Company entered into such agreements to manage interest rate risks arising from the planned issuance of the 5.375% Senior Notes in April 2003 and the planned issuance of the 5.625% Senior Notes and the 6.875% Senior Notes in July 2003. The Company terminated these U.S. Treasury lock agreements prior to June 30, 2003 and received net cash proceeds of $13.9 million. Such amount has been reflected in other comprehensive income and is being amortized and reflected as a net reduction of interest expense over the life of the respective senior note issues. At September 30, 2003, the Company was not party to any of these types of contracts.

Interest Rate Swaps

During the nine months ended September 30, 2003, the Company entered into interest rate swaps with a total notional amount of $500.0 million that qualify and were designated as fair value hedges. The interest rate swaps were entered into in order to convert a portion of the 5.375% Senior Notes and the 8.75% Senior Notes into floating rate debt. At September 30, 2003, the Company recorded the following adjustments to long-term debt:

  •
  an adjustment to record a decrease in the fair value of the 5.375% Senior Notes due to changes in interest rates of $3.2 million and an adjustment to other liabilities to record the fair value of the interest rate swaps of $3.2 million; and

  •
  an adjustment to record an increase in the fair value of the 8.75% Senior Notes due to changes in interest rates of $6.4 million and an adjustment to other assets to record the fair value of the interest rate swaps of $6.4 million.

The Company also reduced interest expense $2.0 million and $2.1 million for the three and nine months ended September 30, 2003, respectively, due to the impact of these interest rate swaps.

Foreign Currency Forward Contracts

At September 30, 2003, the Company was party to foreign currency forward contracts, which did not have a significant impact on the Company's liquidity.

Shareholders' Equity

Shareholders' equity was $1,029.3 million at September 30, 2003 and $813.0 million at December 31, 2002.

Shareholders' equity increased in the first nine months of 2003 primarily due to the following:

  •
  net earnings of $193.5 million,

  •
  reduced foreign currency translation adjustments of $32.1 million,

  •
  unrecognized gain on derivative instruments of $8.4 million, net of income tax, related to the termination of the Company's U.S. treasury lock agreements discussed above; and

  •
  the Company's contribution of its common stock to its profit sharing plan of $9.8 million;

    partially offset by:

  •
  $25.5 million due to the Company's redemption of its Series A convertible preferred stock discussed above. The Company redeemed such shares at their redemption price of $51.00 per share. The $51.00 per share redemption price included a $1.00 per share premium that such shares were entitled to over their $50.00 per share redemption value, amounting in the aggregate to $25.5 million.

  •
  Series A convertible preferred stock dividends of $28.6 million, which includes the $2.4 million of dividends paid upon the redemption of the Series A convertible preferred stock on July 18, 2003.

Other Matters

Cryovac Transaction and Contingencies Related to the Cryovac Transaction

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 10 ("Commitments and Contingencies") of the Notes to the Condensed Consolidated Financial Statements is incorporated herein by reference.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure" ("SFAS No. 148"), which provides alternative methods of transition for companies that choose to switch to the fair value method of accounting for stock options. SFAS No. 148 also makes changes in the disclosure requirements for stock-based compensation, regardless of which method of accounting is chosen. The Company had terminated all previously maintained stock option plans effective March 31, 1998 in connection with the Cryovac Transaction, except with respect to options that were still outstanding as of such date. SFAS No. 148 did not have an impact on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 requires the disclosure of certain guarantees existing at December 31, 2002. In addition, Interpretation No. 45 requires the recognition of a liability for the fair value of the obligation of qualifying guarantee activities that are initiated or modified after December 31, 2002. The Company had no material guarantees meeting the requirements of Interpretation No. 45 at September 30, 2003.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"). Interpretation No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. Interpretation No. 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interests or significant financial support provided to it. Interpretation No. 46 was effective for the Company on February 1, 2003 for variable interest entities created after January 31, 2003, and on October 9, 2003, the FASB deferred the effective date for variable interest entities created prior to February 1, 2003 until December 31, 2003. Based on its preliminary analysis of Interpretation No. 46, the Company does not currently expect the adoption of Interpretation No. 46 to have a material impact on its 2003 consolidated financial statements.

In January 2003, the Emerging Issues Task Force issued EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the condensed consolidated statements of operations. That presumption is overcome when the consideration is either a reimbursement of specific, incremental, identifiable costs incurred to sell the vendor's products, or a payment for assets or services delivered to the vendor. EITF 02-16 is effective for arrangements entered into after December 31, 2002. The adoption of EITF 02-16 did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 became effective for the Company on July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

Critical Accounting Policies and Estimates

For a discussion of the Company's critical accounting policies and estimates, refer to "Management's Discussion and Analysis of Results of Operations and Financial Condition—Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Forward-Looking Statements

Certain statements made by the Company in this report, in documents incorporated by reference herein, and in future oral and written statements by the Company may be forward-looking. These statements include comments as to the Company's beliefs and expectations as to future events and trends affecting the Company's business, its results of operations and its financial condition. These forward-looking statements are based upon management's current expectations concerning future events and discuss, among other things, anticipated future performance and future business plans. Forward- looking statements are identified by such words and phrases as "expects," "intends," "believes," "will continue," "plans to," "could be," "estimates" and similar expressions. Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside the control of the Company, which could cause actual results to differ materially from such statements.

The Company recognizes that it is subject to a number of risks and uncertainties that may affect the future performance of the Company, such as:

  •
  economic, political, business and market conditions in the geographic areas in which it conducts business;
  •
  factors affecting the customers, industries and markets that use the Company's packaging materials and systems;
  •
  competitive factors;
  •
  production capacity;
  •
  raw material availability and pricing;
  •
  changes in energy-related expenses;
  •
  disruptions in energy supply or communications;
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
  •
  the approval and implementation of the settlement agreement with the Official Committee of Asbestos Personal Injury Claimants, the Official Committee of Asbestos Property Damage Claimants and any other appropriate parties in the New Grace bankruptcy proceeding;
  •
  other effects on the Company of the bankruptcy filing by New Grace and its subsidiaries;
  •
  other legal proceedings and claims (including environmental matters) involving the Company;
  •
  the effects of animal and food-related health issues (including bovine spongiform encephalopathy, also known as BSE or "mad-cow" disease, and foot-and-mouth disease); as well as other health issues affecting trade;
  •
  acts and effects of war or terrorism; and
  •
  changes in domestic or foreign laws, rules or regulations, or governmental or agency actions (including the effects of federal asbestos legislation, if enacted).

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

During the nine months ended September 30, 2003, the Company entered into interest rate swaps with a total notional amount of $500.0 million that qualify and were designated as fair value hedges. The interest rate swaps were entered into in order to convert a portion of the 5.375% Senior Notes and the 8.75% Senior Notes into floating rate debt. At September 30, 2003, the Company recorded the following adjustments to long-term debt:

  •
  an adjustment to record a decrease in the fair value of the 5.375% Senior Notes due to changes in interest rates of $3.2 million and an adjustment to other liabilities to record the fair value of the interest rate swaps of $3.2 million; and

  •
  an adjustment to record an increase in the fair value of the 8.75% Senior Notes due to changes in interest rates of $6.4 million and an adjustment to other assets to record the fair value of the interest rate swaps of $6.4 million.

The Company also reduced interest expense $2.0 million and $2.1 million for the three and nine months ended September 30, 2003, respectively, due to the impact of these interest rate swaps.

At September 30, 2003, the Company had no collars or options outstanding.

The fair value of the Company's fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At September 30, 2003, the carrying value of the Company's total debt, which includes the impact of the interest rate swaps, was $2,496.9 million of which $2,415.3 million was fixed rate debt. At December 31, 2002, the carrying value of the Company's total debt was $923.4 million of which approximately $812.6 million was fixed rate debt. The estimated fair value of the Company's total debt, including the impact of the interest rate swaps, which includes the cost of replacing the Company's fixed rate debt with borrowings at current market rates, was $2,638.6 million at September 30, 2003 compared to $958.3 million at December 31, 2002. A hypothetical 10% decrease in interest rates would result in an increase in the fair value of the total debt balance at September 30, 2003 of $101.2 million. Such changes in the fair value of the Company's fixed rate debt do not alter the Company's obligations to repay the outstanding principal amount of such debt.

Item 4.    Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15 ("Rule 13a-15") under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the Company's reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

There has not been any change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

The information set forth in Part I of this Quarterly Report on Form 10-Q in Note 10 ("Commitments and Contingencies") of the Notes to Condensed Consolidated Financial Statements of the Company is incorporated herein by reference. Part II, Item 1 of the Quarterly Reports on Form 10-Q of the Company for the quarterly periods ended March 31 and June 30, 2003 incorporated by reference information regarding these proceedings in Note 10 ("Commitments and Contingences") of the Notes to Condensed Consolidated Financial Statements contained in those reports, respectively. See also, Part I, Item 3 ("Legal Proceedings") of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2002.

Item 2.    Changes in Securities and Use of Proceeds.

On July 1, 2003, the Company issued $400.0 million aggregate principal amount of 5.625% senior notes due July 15, 2013 (the "5.625% Senior Notes"); $450.0 million aggregate principal amount of 6.875% senior notes due July 15, 2033 (the "6.875% Senior Notes"); and $375.0 million aggregate principal amount of 3% convertible senior notes due June 30, 2033 (the "3% Convertible Senior Notes"), and on July 16, 2003 issued an additional $56.25 million aggregate principal amount of the 3% Convertible Senior Notes, in transactions exempt from registration under Rule 144A and other available exemptions under the Securities Act. The Company used the net proceeds of these offerings as well as a portion of its available cash to redeem on July 18, 2003 all of its outstanding shares of Series A convertible preferred stock. The 5.625% Senior Notes, 6.875% Senior Notes and the 3% Convertible Senior Notes impose certain limitations on the Company's operations and those of certain of the Company's subsidiaries, including limitations on liens, sale and leaseback transactions and certain acquisitions and dispositions. The information set forth in Part I of this Quarterly Report on Form 10-Q regarding the 5.625% Senior Notes, the 6.875% Senior Notes, and the 3% Convertible Senior Notes in Note 7 ("Debt") of the Notes to Condensed Consolidated Financial Statements of the Company is incorporated herein by reference.

The initial purchasers of the 3% Convertible Senior Notes were Morgan Stanley (Global Coordinator), Citigroup and Credit Suisse First Boston as Joint Book-Running Managers, and Banc of America Securities LLC, Lehman Brothers and Merrill Lynch & Co., as Lead Managers. The notes were offered and sold only to institutions reasonably believed to be "qualified institutional buyers," as defined in Rule 144A under the Securities Act. The aggregate offering price was $431.25 million, and the aggregate of the initial purchasers' discounts amounted to $9.16 million. Exemption from registration under the Securities Act was claimed pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The terms of conversion of the notes are set forth in Note 7 ("Debt") of the Notes to Condensed Consolidated Financial Statements of the Company, set forth in Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

In connection with the issuance of the 3% Convertible Senior Notes, on September 5, 2003 the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register for resale the 6,160,708 shares of the Company's common stock issuable, subject to anti-dilution adjustments, upon conversion of such notes (the "Registration Statement"). As of the date hereof, the Registration Statement has not yet been declared effective.

On July 18, 2003, the Company redeemed all of the outstanding shares of its Series A convertible preferred stock for their redemption value (including a premium of $1.00 per share) of $51.00 per share plus $2.4 million for dividends accrued thereon from July 1, 2003 through July 17, 2003. On August 27, 2003, the Company filed a certificate of elimination of the Series A convertible preferred stock with the Secretary of State of Delaware. After giving effect to the foregoing, no shares of Series A convertible preferred stock are issued or outstanding, the authorized number of shares of Series A convertible preferred stock was reduced to zero, and all such shares were restored to the status of authorized but unissued shares of preferred stock, without designation as to series, subject to reissuance by the Company's Board of Directors as shares of any one or more other series in accordance with the Company's amended and restated certificate of incorporation.

Item 6.    Exhibits and Reports on Form 8-K.

  (a)
  Exhibits
Exhibit Number	Description
3.1	Unofficial Composite Amended and Restated Certificate of Incorporation of the Company, as currently in effect. (Exhibit 3.1 to the Company's Registration Statement on Form S-3, Registration No. 333-108544, is incorporated herein by reference.)
3.2
Amendment to the Company's Certificate of Incorporation, filed with the Secretary of State of Delaware on August 27, 2003. (Exhibit 3.2 to the Company's Registration Statement on Form S-3, Registration No. 333-108544, is incorporated herein by reference.)
3.3
Amended and Restated By-Laws of the Company as currently in effect. (Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12139, is incorporated herein by reference.)
4.1
Indenture, dated as of July 1, 2003, of the Company, as Issuer, to SunTrust Bank, as Trustee, regarding 5.625% Senior Notes Due 2013 and 6.875% Senior Notes Due 2033. (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12139, is incorporated herein by reference.)
4.2
Indenture, dated as of July 1, 2003, of the Company, as Issuer, to SunTrust Bank, as Trustee, regarding 3% Convertible Senior Notes Due 2033. (Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12139, is incorporated herein by reference.)
4.3
Registration Rights Agreement, dated as of July 1, 2003, between the Company, as Issuer, and the initial purchasers of the Company's 3% Convertible Senior Notes Due 2033. (Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12139, is incorporated herein by reference.)
31.1	Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated November 12, 2003.
31.2	Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated November 12, 2003.
32	Certification of William V. Hickey, Chief Executive Officer, and David H. Kelsey, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated November 12, 2003.

  (b)
  Reports on Form 8-K

  The Company filed or furnished the following reports on Form 8-K during the fiscal quarter for which this Report on Form 10-Q is filed:

Date of Report	Disclosures
July 1, 2003
Under Item 5 — "Other Events and Regulation FD Disclosure," the Company announced that it had completed private offerings of a total of $1.225 billion of senior notes. These offerings included $400 million of senior notes due July 15, 2013, $450 million of senior notes due July 15, 2033, and $375 million of convertible senior notes due June 30, 2033.
July 23, 2003
Under Items 7(c) — "Exhibits," 9 — "Regulation FD Disclosure" and 12 — "Results of Operations and Financial Condition," the Company disclosed its financial results for the second quarter of 2003 and its outlook for the full year 2003.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEALED AIR CORPORATION (Registrant)
Date: November 12, 2003	By:	/s/ Jeffrey S. Warren Jeffrey S. Warren Controller (Duly Authorized Executive Officer and Chief Accounting Officer)