Form 10-K/A
period 2002-12-31
SEALED AIR CORP/DE
filed 2004-01-21
CIK 1012100

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant on June 28, 2002 was approximately $3,300,000,000.

The number of outstanding shares of the registrant's Common Stock as of March 19, 2003 was 84,360,280.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's definitive proxy statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K/A.

EXPLANATORY NOTE

Sealed Air Corporation (the "Company") is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, originally filed March 28, 2003, in response to comments received from the staff of the Securities and Exchange Commission in connection with its review of the report and the Registration Statement on Form S-3 (File No. 333-108544) filed by the Company on September 5, 2003. This amendment to the original Form 10-K amends and restates the original Form 10-K in its entirety, but does not reflect events occurring after the original filing of the Form 10-K. All information contained in this amendment and the original Form 10-K is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the Securities and Exchange Commission. This Form 10-K/A contains no changes to the Consolidated Balance Sheets or the Consolidated Statements of Operations, Shareholders' Equity, Cash Flows or Comprehensive (Loss) Income as previously reported, although this Form 10-K/A does include changes in the notes to consolidated financial statements as described below.

This Form 10-K/A contains changes to the following disclosures:

  •
  Part I — Item 1. Business — Employees, to add disclosure regarding the number of employees covered by collective bargaining agreements.

  •
  Part II - Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition — Other Matters — Contingencies Related to the Cryovac Transaction, and Part II — Item 8. Financial Statements and Supplementary Data — Note 18 Commitments and Contingencies — Contingencies Related to the Cryovac Transaction, to add disclosure regarding events preceding the November 27, 2002 agreement in principle that resolved asbestos-related claims.

  •
  Part II — Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition — Other Matters — Environmental Matters, to add disclosure that the Company does not believe that it is reasonably possible that its liability in excess of the amounts that it has accrued for environmental matters will be material to its consolidated balance sheets, statements of operations, or cash flows.

  •
  Part II — Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition — Other Matters — Recently Issued Statements of Financial Accounting Standards, to add disclosure that identifiable intangible assets, other than goodwill are immaterial to the Company's consolidated balance sheets.

  •
  Part II — Item 8. Financial Statements and Supplementary Data — Note 2 Summary of Significant Accounting Policies — Goodwill and Identifiable Intangible Assets, to add disclosure that identifiable intangible assets, other than goodwill are immaterial to the Company's consolidated balance sheets.

  •
  Part II — Item 8. Financial Statements and Supplementary Data — Note 2 Summary of Significant Accounting Policies — Stock Based Compensation, to move the tabular disclosure on employee stock-based compensation required by certain accounting pronouncements from Note 15 to Note 2.

  •
  Part II — Item 8. Financial Statements and Supplementary Data — Note 3 Business Segment Information, to add disclosure of goodwill by business segment.

  •
  Part II — Item 8. Financial Statements and Supplementary Data — Note 11 Employee Benefits and Incentive Programs, to add disclosure regarding U.S. defined benefit pension plans and to add disclosure stating that other postretirement benefit plans are immaterial to the Company's consolidated financial statements.

  •
  Part II — Item 8. Financial Statements and Supplementary Data — Note 15 Shareholders' Equity — Contingent Stock Plan and Stock Options, to move certain disclosures on employee stock-based compensation from Note 15 to Note 2 Summary of Significant Accounting Policies — Stock Based Compensation and to include additional disclosures related to the terminated stock option plans.

  •
  Part II — Item 8. Financial Statements and Supplementary Data — Note 19 New Accounting Pronouncements, to add disclosure that identifiable intangible assets, other than goodwill are immaterial to the Company's consolidated balance sheets.

  •
  Part IV — Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K — (a) includes the following required reissued certificates and consent filed as part of this Annual Report on Form 10-K/A — (ii) Exhibits as follows:

23	Consent of KPMG LLP.
31.1	Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated January 21, 2004.
31.2	Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated January 21, 2004.
32.1	Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350, dated January 21, 2004.
32.2	Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated January 21, 2004.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALED AIR CORPORATION (Registrant)
Date: January 21, 2004	By:	/s/ William V. Hickey William V. Hickey President and Chief Executive Officer

SEALED AIR CORPORATION AND SUBSIDIARIES
Table Of Contents

Part I
Item 1. Business	1
Item 2. Properties	5
Item 3. Legal Proceedings	6
Item 4. Submission of Matters to a Vote of Security Holders	6
Executive Officers of the Registrant	6
Part II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters	8
Item 6. Selected Financial Data	9
Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition	11
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	34
Item 8. Financial Statements and Supplementary Data	36
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	85
Part III
Item 10. Directors and Executive Officers of the Registrant	85
Item 11. Executive Compensation	85
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	85
Item 13. Certain Relationships and Related Transactions	86
Item 14. Controls and Procedures	86
Part IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K	87
Signatures	92
Exhibit 21 Subsidiaries of the Company
Exhibit 31.1 Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated January 21, 2004.
Exhibit 31.2 Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated January 21, 2004.
Exhibit 32.1 Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350, dated January 21, 2004.
Exhibit 32.2 Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated January 21, 2004.

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

Segments

The Company operates in two reportable business segments: (i) Food Packaging and (ii) Protective and Specialty Packaging, described more fully below. Information concerning the Company's reportable segments appears in Note 3 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K/A, which information is incorporated herein by reference.

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

Cryovac® food packaging products include shrink bags, shrink films and laminated films sold for food packaging applications. Shrink bags and films are co-extruded, multi- layered, shrinkable plastic bags and films that, when exposed to heat, mold themselves to the shape of the product. Laminated films are multi-layered, non-shrinkable plastic materials used to package perishable foods and shelf-stable products such as syrups and toppings. Films and bags are sold in barrier and permeable forms, depending on the extent to which it is desirable that oxygen or other gases pass through the material. For fresh-cut produce, the Company produces films that permit gases to pass through at various rates, thereby matching the varying respiration rates of different vegetables and permitting longer shelf life.

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

The Company manufactures and markets Jiffy® protective mailers and other durable mailers and bags that are made in several standard sizes and are used for mailing or shipping a wide variety of items. The Company's protective mailers include lightweight, tear-resistant mailers marketed under various trademarks, including Jiffylite® and Mail Lite®, lined with air cellular cushioning material. These products also include the widely used Jiffy® padded mailers made from recycled kraft paper padded with macerated recycled newspaper. The Company's durable mailers and bags, which are produced from multi-layered polyolefin film, are lightweight, water-resistant and puncture-resistant and are available in tamper- evident varieties. These mailers and bags are marketed under a number of trademarks, including the ShurTuff®, Trigon®, Lab Pak®, Keepsafe® and Tuffgard® trademarks. The Company also manufactures and sells paper packaging products under the trademarks Kushion Kraft®, Custom Wrap™, Jiffy Packaging™ and Void Kraft™.

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

Foreign Operations

The Company operates in the United States and in 49 other countries, and its products are distributed in those countries as well as in other parts of the world. In maintaining its foreign operations, the Company is exposed to risks inherent in such operations, including those of currency fluctuations. Information on currency exchange risk appears in Part II, Item 7A of this Annual Report on Form 10-K/A, which information is incorporated herein by reference. Financial information about geographic areas, including net sales and total long-lived assets, for each of the years in the three-year period ended December 31, 2002 appears in Note 3 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K/A, which information is incorporated herein by reference.

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

Employees

As of December 31, 2002, the Company had approximately 17,900 employees worldwide. Approximately 8,000 of those employees work in the U.S., with approximately 450 of those covered by collective bargaining agreements. Of the approximately 9,900 Company employees that work outside the U.S., approximately 6,100 are covered by collective bargaining agreements. Outside of the U.S many of the covered employees are represented in works councils or industrial boards, as is customary in the jurisdictions in which such employees are employed. The Company believes that its employee relations are satisfactory.

Available Information

The Company's Internet address is www.sealedair.com. The Company makes available, free of charge, on or through its web site at www.sealedair.com, its annual report on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

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

Item 3. Legal Proceedings

The information set forth in Part II, Item 7 of this Annual Report on Form 10-K/A under the captions "Other Matters — Cryovac Transaction" and "Other Matters — Contingencies Related to the Cryovac Transaction" in Management's Discussion and Analysis of Results of Operation and Financial Condition is incorporated herein by reference.

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

The information set forth in Part III, Item 12 of this Annual Report on Form 10-K/A under the caption "Equity Compensation Plan Information as of December 31, 2002" is incorporated herein by reference.

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

On September 20, 2002, in an unrelated bankruptcy case, Official Committee of Unsecured Creditors of Cybergenics Corp. v. Chinery, 304 F.3d 316 (3d Cir. 2002), the United States Court of Appeals for the Third Circuit held that only a trustee in bankruptcy or a debtor-in-possession could prosecute a fraudulent transfer action. Since the plaintiffs in the fraudulent transfer case against the Company were the Committees and not such a trustee or debtor, and since the law of the Third Circuit is binding in the District of New Jersey, where the proceeding was pending, it was uncertain whether the Committees had authority under the law to prosecute the constructive fraudulent transfer case and, accordingly, the future posture of the case was uncertain. In light of the Cybergenics decision, on September 27, 2002, the court postponed the trial date, which had originally been set for September 30, 2002, and then on October 24, 2002 issued an order rescheduling the trial to begin on December 2, 2002 but granting the parties permission to ask the Third Circuit to hear an immediate appeal of the order. On October 31, 2002, the Company asked the Third Circuit for permission to appeal the order. Given these circumstances, the Company did not know whether the Committees would be permitted to prosecute the fraudulent transfer and other claims against the Company or whether the Third Circuit might hold that some other party (perhaps the debtor-in-possession or a trustee) might have to prosecute these claims if it so chose. In the W. R. Grace bankruptcy proceeding, the debtor-in-possession had already taken the position that it did not believe that the 1998 transaction was a fraudulent transfer.

On November 18, 2002, Judge Alfred M. Wolin, the judge hearing the Company's case, advised the parties that the Cybergenics decision would be reheard en banc, which had the effect of vacating the prior decision under Third Circuit rules. Judge Wolin also ordered the Company's fraudulent conveyance trial to commence on December 9, 2002, and ordered the parties to appear for mediation on November 27, 2002.

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

Environmental Matters

The Company is subject to loss contingencies resulting from environmental laws and regulations, and it accrues for anticipated costs associated with investigatory and remediation efforts when an assessment has indicated that a loss is probable and can be reasonably estimated. These accruals do not take into account any discounting for the time value of money and are not reduced by potential insurance recoveries, if any. The Company does not believe that it is reasonably possible that its liability in excess of the amounts that it has accrued for environmental matters will be material to its consolidated statements of operations, balance sheets or cash flows. Environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated. These liabilities are evaluated periodically based on available information, including the progress of remedial investigations at each site, the current status of discussions with regulatory authorities regarding the methods and extent of remediation and the apportionment of costs among potentially responsible parties. As some of these issues are decided (the outcomes of which are subject to uncertainties) or new sites are assessed and costs can be reasonably estimated, the Company adjusts the recorded accruals, as necessary. The Company believes that such exposures are not material to the Company's consolidated results of operations and financial position. The Company believes that it has adequately reserved for all probable and estimable environmental exposures.

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

As of December 31, 2002 and 2001, the Company had identifiable intangible assets with definite useful lives with a gross carrying value of approximately $69,100,000 and $63,600,000, respectively, less accumulated amortization of approximately $47,700,000 and $40,100,000, respectively. Such identifiable intangible assets therefore are immaterial to the Company's consolidated balance sheets. Amortization of identifiable intangible assets was approximately $7,200,000 for 2002. Assuming no change in the gross carrying value of identifiable intangible assets from the value at December 31, 2002, the estimated amortization for the year ended December 31, 2003 and the next four succeeding years is approximately $7,200,000 per year. Such assets are reflected in "other assets" in the Company's consolidated balance sheets. At December 31, 2002 and 2001, there were no identifiable intangible assets with indefinite useful lives as defined by SFAS No. 142.

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

Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of the purchase price of net tangible and identifiable intangible assets acquired in business combinations over their estimated fair value. Identifiable intangible assets are included in other assets at cost and consist primarily of patents, licenses, trademarks and non-compete agreements. They are amortized over the shorter of their legal lives or their estimated useful lives on a straight-line basis, generally ranging from 3 to 20 years. Identifiable intangibles, other than goodwill, individually and in the aggregate comprise less than 5% of the Company's consolidated assets and therefore are immaterial to the Company's consolidated balance sheets.

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

Stock-Based Compensation

The Company follows the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure" ("SFAS No. 148"). As permitted by SFAS No. 123, the Company continues to follow the measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees."

Contingent Stock Plan

The Company's primary stock-based employee compensation program is a contingent stock plan ("contingent stock plan"). See Note 15 for further information on this plan. The Company has adopted only the disclosure provisions of SFAS No. 123 but applies APB No. 25 and related interpretations in accounting for the contingent stock plan. Since the compensation cost under this plan is consistent with the compensation cost that would have been recognized for such plans under the provisions of SFAS No. 123, the pro forma disclosure requirements under such statement are not applicable for this plan.

Terminated Stock Option Plans

Stock option plans in which certain employees of the Cryovac packaging business participated in prior to March 31, 1998 were terminated as of such date in connection with the Cryovac Transaction except with respect to options that remained outstanding as of such date, which were granted at an exercise price equal to their fair market value on the date of grant.

The Company has adopted only the disclosure provisions of SFAS No. 123, but applies APB No. 25 and related interpretations in accounting for such stock options. All options outstanding upon the termination of the stock option plans in 1998 had fully vested prior to December 31, 2000; therefore, there is no pro forma effect on earnings and earnings per common share as a result of applying SFAS No. 123 for years subsequent to 2000.

The pro forma effect on earnings and earnings per common share of applying SFAS No. 123 for options outstanding at the time of termination of the plans were as follows:

Year Ended December 31, 2000
Net earnings ascribed to common shareholders	$206,366
Pro forma impact on applying SFAS 123 to options, net of tax benefit	(175)

Pro forma net earnings to common shareholders	$206,191

Basic earnings per common share as reported	$2.466
Pro forma basic earnings per common share impact of applying SFAS No. 123 to options, net of tax benefit	(.002)

Basic earnings per common share — pro forma	$2.464

Diluted earnings per common share — as reported	$1.927
Pro forma diluted earnings per common share impact of applying SFAS No. 123 to options, net of tax benefit	(.002)

Diluted earnings per common share — pro forma	$1.925

To compute the pro forma effect on earnings and earnings per common share in the table above, the Company estimated the fair value of 1997 option grants, the last year in which options were granted before termination of the plan, after giving effect to adjustments provided for in the Cryovac Transaction, using the Black-Scholes option pricing model with the following historical weighted average assumptions:

  •
  dividend yields of 1%;

  •
  expected volatility of 29%;

  •
  risk-free interest rates of 6%;

  •
  and 4 years of expected life.

Based on the above assumptions, the weighted-average fair value as of December 31, 2000 of each option granted in 1997 was $10.60 after giving effect to the Cryovac Transaction.

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

In accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") the Company has allocated all of its goodwill to the corporate level rather than the individual segments since the Company's management views goodwill as a corporate asset. However, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), the Company has allocated goodwill to each reportable segment in order to perform its annual impairment review of goodwill, which is done during the fourth quarter of each year. See Note 19 for a discussion of the annual goodwill impairment review.

The allocation of goodwill in accordance with SFAS No. 142 at December 31, 2002 and 2001 was as follows:

	Balance at Beginning of Period	Goodwill Expense(1)	Goodwill Acquired During the Year	Goodwill Adjustments for Prior Year Acquisitions	Goodwill Impairments	Foreign Currency Translation	Balance at End of Period
Balance at December 31, 2002
Food Packaging	$528,880	$—	$—	$—	$—	$6,422	$535,302
Protective and Specialty Packaging	1,384,120	—	7,339	—	—	(517)	1,390,942

Total	$1,913,000	$—	$7,339	$—	$—	$5,905	$1,926,244

Balance at December 31, 2001
Food Packaging	$550,406	$(16,078)	$51	$—	$(1,578)	$(3,921)	$528,880
Protective and Specialty Packaging	1,409,503	(40,927)	16,642	850	(1,764)	(184)	1,384,120

Total	$1,959,909	$(57,005)	$16,693	$850	$(3,342)	$(4,105)	$1,913,000

(1)
Beginning January 1, 2002, in accordance with SFAS No. 142, the Company stopped recording amortization expense related to goodwill.

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

U.S. Pension Plans

Certain of the Company's U.S. employees, including certain employees who are covered by collective bargaining agreements, participate in defined benefit pension plans. The following presents the Company's funded status for 2002 and 2001 under SFAS No. 132 for its U.S. pension plans.

	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of period	$19,671	$16,802
Service cost	720	645
Interest cost	1,425	1,253
Plan amendment	1,229	—
Actuarial (gain) loss	1,299	1,558
Benefits paid	(536)	(587)

Benefit obligation at end of period	$23,808	$19,671

Change in plan assets:
Fair value of plan assets at beginning of period	$18,862	$15,423
Actual loss on plan assets	(1,784)	(512)
Employer contributions	4,504	4,424
Benefits paid	(536)	(587)
Adjustment from prior year benefit payments	—	114

Fair value of plan assets at end of period	$21,046	$18,862

Funded status:
Plan assets less than benefit obligation	$(2,762)	$(810)
Unrecognized net prior service cost	4,549	3,882
Unrecognized net actuarial loss	9,538	4,757

Net asset recognized at end of period	$11,325	$7,829

Amount recognized in the consolidated balance sheet consists of:
Prepaid benefit cost	$12,172	$7,829
Accrued benefit liability	(847)	—

Net amount recognized	$11,325	$7,829

The following presents the Company's pension expense for 2002, 2001 and 2000 under SFAS No. 132 for its U.S. pension plans.

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
Components of net periodic benefit cost:
Service cost	$720	$645	$563
Interest cost	1,425	1,253	1,106
Expected return on plan assets	(1,931)	(1,569)	(1,481)
Amortization of obligation (asset)	—	(70)	(70)
Amortization of prior service cost	562	532	532
Amortization of net actuarial loss (gain)	232	59	(26)

Net periodic pension cost	$1,008	$850	$624

The following significant assumptions were used in calculating the U.S. pension cost and funded status presented above:

	2002	2001	2000
Discount rate at December 31	6.75%	7.0%	7.25%
Expected long-term rate of return	8.5%	10.0%	10.0%
Rate of compensation increase	4.5%	4.5%	4.5%

Note 11 Employee Benefits and Incentive Programs (Continued)

Non-U.S. Pension Plans

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

Other Postretirement Benefit Plans

The Company generally does not offer its employees postretirement benefits other than certain programs which are required by the foreign countries in which the Company operates and a U.S. program which is fully funded by the participating retired employees. Such programs are not material to the Company's consolidated financial statements.

Since March 31, 1998, the Company has offered to certain U.S. employees of the Cryovac packaging business a fixed subsidy applicable to participation in its U.S. postretirement healthcare program. At December 31, 2002 and 2001, the accrued benefit liability associated with these subsidies amounted to $2,470 and $3,082, respectively. The net periodic postretirement expense and credit components, together with other remaining postretirement healthcare plan disclosures under SFAS No. 132, are not material to the consolidated financial statements.

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

Scheduled annual maturities of long-term debt, exclusive of debt discounts, for the five years subsequent to December 31, 2002 are as follows: 2003 — $2,049; 2004 — $2,013; 2005 — $59,973; 2006 — $207,235; 2007 — $1,067; and thereafter — $601,283.

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

Note 14 Financial Instruments (Continued)

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

Stock Options

Stock option plans in which certain employees of the Cryovac packaging business participated were terminated effective March 31, 1998 in connection with the Cryovac Transaction except with respect to options that remained outstanding as of such date, which were granted at an exercise price equal to their fair market value on the date of grant. At December 31, 2002, such options had an exercise price ranging from $19.08 to $42.19 and a weighted-average remaining contractual life of approximately 3.5 years. Such options have terms expiring up to March 2007.

During 2002, 2001 and 2000, 27,911, 19,997 and 22,379 options, respectively, were exercised with an aggregate exercise price of $917, $504 and $860, respectively. At December 31, 2002, 2001 and 2000, 23,763, 15,590 and 11,649 options, respectively, were cancelled. At December 31, 2002, 2001 and 2000, 335,992, 371,178 and 395,116 options, respectively, to purchase shares of common stock were outstanding at an average per share exercise price of $38.66, $38.28 and $37.66, respectively.

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

On September 20, 2002, in an unrelated bankruptcy case, Official Committee of Unsecured Creditors of Cybergenics Corp. v. Chinery, 304 F.3d 316 (3d Cir. 2002), the United States Court of Appeals for the Third Circuit held that only a trustee in bankruptcy or a debtor-in-possession could prosecute a fraudulent transfer action. Since the plaintiffs in the fraudulent transfer case against the Company were the Committees and not such a trustee or debtor, and since the law of the Third Circuit is binding in the District of New Jersey, where the proceeding was pending, it was uncertain whether the Committees had authority under the law to prosecute the constructive fraudulent transfer case and, accordingly, the future posture of the case was uncertain. In light of the Cybergenics decision, on September 27, 2002, the court postponed the trial date, which had originally been set for September 30, 2002, and then on October 24, 2002 issued an order rescheduling the trial to begin on December 2, 2002 but granting the parties permission to ask the Third Circuit to hear an immediate appeal of the order. On October 31, 2002, the Company asked the Third Circuit for permission to appeal the order. Given these circumstances, the Company did not know whether the Committees would be permitted to prosecute the fraudulent transfer and other claims against the Company or whether the Third Circuit might hold that some other party (perhaps the debtor-in-possession or a trustee) might have to prosecute these claims if it so chose. In the W. R. Grace bankruptcy proceeding, the debtor-in-possession had already taken the position that it did not believe that the 1998 transaction was a fraudulent transfer.

On November 18, 2002, Judge Alfred M. Wolin, the judge hearing the Company's case, advised the parties that the Cybergenics decision would be reheard en banc, which had the effect of vacating the prior decision under Third Circuit rules. Judge Wolin also ordered the Company's fraudulent conveyance trial to commence on December 9, 2002, and ordered the parties to appear for mediation on November 27, 2002.

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

As of December 31, 2002 and 2001, the Company had identifiable intangible assets with definite useful lives with a gross carrying value of approximately $69,100 and $63,600, respectively, less accumulated amortization of approximately $47,700 and $40,100, respectively. Such identifiable intangible assets therefore are immaterial to the Company's consolidated balance sheets. Amortization of identifiable intangible assets was approximately $7,200 for 2002. Assuming no change in the gross carrying value of identifiable intangible assets from the value at December 31, 2002, the estimated amortization for the year ended December 31, 2003 and the next four succeeding years is approximately $7,200 per year. Such assets are reflected in "other assets" in the Company's consolidated balance sheets. At December 31, 2002 and 2001, there were no identifiable intangible assets, other than goodwill, with indefinite useful lives as defined by SFAS No. 142.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Part of the information required in response to this Item is set forth in Part I of this Annual Report on Form 10-K/A under the caption "Executive Officers of the Registrant," and the balance will be set forth in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders under the captions "Election of Directors — Information Concerning Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance." All such information is incorporated herein by reference.

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

(a)    Documents filed as a part of this Annual Report on Form 10-K/A:

  (i)
  Financial Statements and Financial Statement Schedule

See Index to Consolidated Financial Statements and Schedule on page 35 of this Annual Report on Form 10-K/A.

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
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
31.1	Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated January 21, 2004.
31.2	Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated January 21, 2004.
32.1	Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350, dated January 21, 2004.
32.2	Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated January 21, 2004.

* Compensatory plan or arrangement of management required to be filed as an exhibit to this report on Form 10-K/A.

(b)    Reports on Form 8-K:

The Company filed the following report under Item 5 of Form 8-K during the fiscal quarter ended December 31, 2002:

Date Of Report	Disclosures
November 27, 2002	The Company reported that it had reached an agreement in principle with all of the appropriate parties to resolve all of the current and future asbestos-related claims and the pending fraudulent transfer claims made against it and its affiliates relating to New Grace.

The Company furnished the following report under Item 9 of Form 8-K during the fiscal quarter ended December 31, 2002:

Date Of Report	Disclosures
December 16, 2002	The Company reported its anticipated range of earnings per share for 2003.

SEALED AIR CORPORATION AND SUBSIDIARIES
SCHEDULE II
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2002, 2001 and 2000
(In thousands of dollars)

Description	Balance At Beginning Of Year	Charged To Costs And Expenses	Other	Deductions		Balance At End Of Year
Year ended December 31, 2002
Allowance for doubtful accounts	$25,424	$5,224	$(2,562)	$(9,403	)(1)	$18,683

Inventory obsolescence reserve	$30,331	$5,537	$—	$(7,795	)(2)	$28,073

Year ended December 31, 2001
Allowance for doubtful accounts	$21,171	$8,737	$855	$(5,339	)(1)	$25,424

Inventory obsolescence reserve	$24,324	$10,246	$734	$(4,973	)(2)	$30,331

Year ended December 31, 2000
Allowance for doubtful accounts	$21,396	$3,783	$627	$(4,635	)(1)	$21,171

Inventory obsolescence reserve	$27,061	$1,778	$131	$(4,646	)(2)	$24,324

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

QuickLinks

SIGNATURE
SEALED AIR CORPORATION AND SUBSIDIARIES Table Of Contents
PART I
Part II
Financial Statements and Supplementary Data
Report of Independent Certified Public Accountants
SEALED AIR CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations Years Ended December 31, 2002, 2001 and 2000 (In thousands of dollars, except for per share data)
SEALED AIR CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets December 31, 2002 and 2001 (In thousands of dollars, except share data)
SEALED AIR CORPORATION AND SUBSIDIARIES Consolidated Statements of Shareholders' Equity Years Ended December 31, 2002, 2001 and 2000 (In thousands of dollars)
SEALED AIR CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows Years Ended December 31, 2002, 2001 and 2000 (In thousands of dollars)
SEALED AIR CORPORATION AND SUBSIDIARIES Consolidated Statements of Comprehensive (Loss) Income Years Ended December 31, 2002, 2001 and 2000 (In thousands of dollars)
SEALED AIR CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements (In thousands of dollars, except share and per share data)
PART III
PART IV
SEALED AIR CORPORATION AND SUBSIDIARIES SCHEDULE II Valuation and Qualifying Accounts and Reserves Years Ended December 31, 2002, 2001 and 2000 (In thousands of dollars)
SIGNATURES