Form 10-K
period 2003-12-31
SEALED AIR CORP/DE
filed 2004-03-12
CIK 1012100

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant on June 30, 2003 was approximately $3,952,000,000.

The number of outstanding shares of the registrant's Common Stock as of February 27, 2004 was 85,576,482.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's definitive proxy statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SEALED AIR CORPORATION AND SUBSIDIARIES
Table Of Contents

PART I
Item 1. Business	1
Item 2. Properties	5
Item 3. Legal Proceedings	6
Item 4. Submission of Matters to a Vote of Security Holders	6
Executive Officers of the Registrant	6
Part II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters	8
Item 6. Selected Financial Data	9
Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition	10
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	35
Item 8. Financial Statements and Supplementary Data	38
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	95
Item 9A. Controls and Procedures	95
Part III
Item 10. Directors and Executive Officers of the Registrant	96
Item 11. Executive Compensation	96
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	96
Item 13. Certain Relationships and Related Transactions	97
Item 14. Principal Accountant Fees and Services	97
Part IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K	98
Signatures	103
Exhibit 21 Subsidiaries of the Company
Exhibit 23 Independent Auditors' Consent
Exhibit 31.1 Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated March 11, 2004.
Exhibit 31.2 Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated March 11, 2004.
Exhibit 32.1 Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350, dated March 11, 2004.
Exhibit 32.2 Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated March 11, 2004.

PART I

Item 1. Business

Sealed Air Corporation (the "Company"), operating through its subsidiaries, manufactures and sells a wide range of food, protective and specialty packaging products.

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

Food Packaging Products

The Company's principal food packaging products are its flexible materials and related systems marketed primarily under the Cryovac® trademark for packaging a broad range of perishable foods and the Company's rigid packaging and absorbent pads. The Company primarily sells the products in this segment to food processors, distributors and food service businesses.

Flexible Materials and Related Systems

The Company produces a variety of high-performance proprietary flexible films, bags and associated packaging equipment marketed and sold primarily under the Cryovac® trademark. Customers use these products to package a broad range of perishable foods such as fresh meat and poultry, smoked and processed meat, cheese, processed and prepared foods such as soups and sauces for restaurants and institutions, and produce.

The Company's principal food packaging products are shrink bags, shrink films and laminated films sold for food packaging applications. Shrink bags and films are co-extruded, multi- layered, shrinkable plastic bags and films that, when exposed to heat, mold themselves to the shape of the product. Laminated films are multi-layered, non-shrinkable plastic materials used to package perishable foods and shelf-stable products such as syrups and toppings. The Company produces films and bags in barrier and permeable forms, depending on the extent to which customers want oxygen or other gases to pass through the material. For fresh-cut produce, the Company produces films that permit gases to pass through at various rates, thereby matching the varying respiration rates of different vegetables and permitting longer shelf life.

The Company's principal food packaging equipment offerings are dispensing and loading units to package foods in shrink, vacuum or vacuum skin packages, which can utilize the Company's films and bags; form-fill-seal units to package foods in pouches, which can be made using the Company's films; shrink tunnels; bagging systems; and auxiliary equipment. The Company markets systems to the food processing industry under the Cryovac® and other trademarks. The Company's case ready packaging customers, principally meat and poultry processors, purchase trays and pads as discussed below, specially designed films, and packaging equipment to centrally package meat and poultry products prior to shipment to the supermarket. Case ready packages are ready for the meat case upon arrival at the retail store.

Rigid Packaging and Absorbent Pads

The Company manufactures and sells polystyrene foam and solid plastic trays and containers that customers use to package a wide variety of food products. Supermarkets and food processors use these products to protect and display fresh meat, poultry, dairy, produce and other food products. The Company also manufactures and sells absorbent pads used for food packaging, such as its Dri-Loc® absorbent pads.

Protective and Specialty Packaging Products

The Company's principal protective and specialty packaging products provide cushioning, surface protection and void fill. The Company primarily sells its protective and specialty packaging products and systems to distributors and manufacturers in a wide variety of industries. The products in this segment enable end users to provide a high degree of protection in packaging their items by means of cushioning or surface protection, or a combination thereof, as well as void fill.

Cushioning and Surface Protection Products

The Company manufactures and markets Bubble Wrap® and AirCap® air cellular packaging materials, which consist of air encapsulated between two layers of plastic film, each containing a barrier layer to retard air loss, that form a pneumatic cushion to protect products from damage through shock or vibration during shipment. The Company sells performance shrink films under the Cryovac® and Opti® trademarks for product display and merchandising applications. Customers use these films primarily to "shrink-wrap" a wide assortment of industrial and consumer products. The Company's Instapak® polyurethane foam packaging systems (which consist of proprietary blends of polyurethane chemicals, high performance polyolefin films and specially designed dispensing equipment) provide protective packaging for a wide variety of products. The Company generally sells CelluPlank® plank foams and Stratocell® laminated polyethylene foams to fabricators and converters for packaging and non-packaging applications. The Company also manufactures thin polyethylene foams in roll and sheet form under the trademarks Cell-Aire® and Cellu-Cushion®. Korrvu® packaging is the Company's suspension and retention packaging offering. The Company makes insulation products with foil-faced air cellular materials. The Company also offers films, tubing and connectors for use in manufacturing containers and pouches for a wide variety of medical applications.

The Company manufactures and markets Jiffy® protective mailers and other durable mailers and bags in several standard sizes. The Company's principal protective mailers are lightweight, tear-resistant mailers marketed under various trademarks, including Jiffylite® and Mail Lite™, lined with air cellular cushioning material, as well as the widely used Jiffy® padded mailers made from recycled kraft paper padded with macerated recycled newspaper. The Company's durable mailers and bags, composed of multi-layered polyolefin film, are lightweight, water-resistant and puncture-resistant and are available in tamper-evident varieties. The Company markets these mailers and bags under the ShurTuff®, Trigon®, Lab Pak®, Keepsafe® and Tuffgard® trademarks and other brands. The Company also manufactures and sells paper packaging products under the trademarks Kushion Kraft®, Custom Wrap™, Jiffy Packaging™ and Void Kraft™.

The Company also offers inflatable packaging systems. The Fill-Air® system converts rolls of polyethylene film into continuous perforated chains of air-filled cushions, and the Rapid Fill® system consists of a compact, portable inflator and self-sealing inflatable plastic bags. The Company produces and markets converting systems that convert some of the Company's packaging materials, such as air cellular cushioning materials, thin polyethylene foam and paper packaging materials, into sheets of a pre-selected size and quantity or, for the Company's recycled kraft paper, into paper dunnage material. The Company also offers Shanklin® and other shrink packaging systems.

Other Products

The Company manufactures and sells a number of other products, such as specialty adhesive tapes, solar collectors and covers for swimming pools, and products related to the elimination and neutralization of static electricity. The Company also manufactures recycled kraft paper and loose-fill polystyrene packaging.

Foreign Operations

The Company operates in the United States and in 49 other countries, and its products are distributed in those countries as well as in other parts of the world. In maintaining its foreign operations, the Company faces risks inherent in these operations, such as those of currency fluctuations. Information on currency exchange risk appears in Part II, Item 7A of this Annual Report on Form 10-K, which information is incorporated herein by reference. Financial information about geographic areas setting forth net sales and total long-lived assets for each of the years in the three-year period ended December 31, 2003 appears in Note 3 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Marketing, Distribution and Customers

The Company employs over 2,600 sales and marketing personnel in the countries in which it operates, who market the Company's products through a large number of distributors, fabricators and converters, as well as directly to end users such as food processors, food service businesses, and manufacturers.

To support its food packaging customers, the Company operates food science laboratories that assist customers in identifying the appropriate food packaging materials and systems to meet their needs. The Company also offers customized graphic design services to its food packaging and mailer customers.

To assist its marketing efforts for its protective and specialty packaging products and to provide specialized customer services, the Company operates packaging laboratories in many of its United States and foreign facilities. These laboratories are staffed by professional packaging engineers and equipped with drop-testing and other equipment used to develop and test cost-effective package designs to meet the particular protective and specialty packaging requirements of each customer.

The Company has no material long-term contracts for the distribution of its products. In 2003, no customer or affiliated group of customers accounted for 10% or more of the Company's consolidated net sales.

Although net sales of both food packaging products and protective and specialty packaging products tend to be slightly higher in the fourth quarter, the Company does not consider seasonality to be material to its consolidated business.

Competition

Competition for most of the Company's packaging products is based primarily on packaging performance characteristics, service and price. Since competition is also based upon innovations in packaging technology, the Company maintains ongoing research and development programs to enable it to maintain technological leadership. There are other companies producing competing products that are well established and may have greater financial resources than the Company.

There are other manufacturers of food packaging products, some of which are companies offering similar products that operate on a global basis and others that operate in a region or single country. Competing manufacturers produce a wide variety of food packaging based on plastic, paper, metals and other materials. The Company believes that it is one of the leading suppliers of flexible food packaging materials and related systems in the principal geographic areas in which it offers those products and one of the leading suppliers of absorbent pads for food products to supermarkets and poultry processors in the United States.

The Company's protective and specialty packaging products compete with similar products made by other manufacturers and with a number of other packaging materials that customers use to provide protection against damage to their products during shipment and storage. Among the competitive materials are various forms of paper packaging products, expanded plastics, corrugated die cuts, loosefill packaging materials, strapping, envelopes, reinforced bags, boxes and other containers, and various corrugated materials. The Company's Instapak® packaging and its plank and laminated foam products also compete with various types of molded foam plastics, fabricated foam plastics and mechanical shock mounts and with wood blocking and bracing systems. The Company believes that it is one of the leading suppliers of air cellular cushioning materials containing a barrier layer, shrink films for industrial and commercial applications, protective mailers, polyethylene foam and polyurethane foam packaging systems in the principal geographic areas in which it sells these products.

Raw Materials

The raw materials for the Company's products generally have been readily available on the open market and in most cases are available from several suppliers. Some materials used in the Company's protective packaging products are reprocessed from scrap generated in the Company's manufacturing operations or obtained through participation in recycling programs. The principal raw materials used in both of the Company's reportable business segments are polyolefin and other petrochemical-based resins and films, paper and wood pulp products, and blowing agents used in foam packaging products. In addition, the Company offers a wide variety of specialized packaging equipment, some of which it manufactures or has manufactured to its specifications, some of which it assembles and some of which it purchases from other suppliers.

Product Development

The Company maintains a continuing effort to develop new products and improvements to its existing products and processes as well as new packaging and non-packaging applications for its products. From time to time, the Company also acquires new packaging designs or techniques developed by others that it believes to be promising and commercializes them. The Company has joint research and development projects combining the technical capabilities of its food packaging operations and its protective and specialty packaging operations. The Company incurred expenses of $69.0 million related to Company-sponsored research and development in 2003, compared with $59.3 million during 2002, and $55.8 million during 2001.

Patents and Trademarks

The Company is the owner or licensee of a number of United States and foreign patents, patent applications and trademark registrations that relate to many of its products, manufacturing processes and equipment. The Company believes that its patents and trademarks collectively provide a competitive advantage. Neither of the Company's reportable segments, however, is dependent upon any single patent or trademark alone. Rather, the Company believes that its success depends primarily on its marketing, engineering and manufacturing skills and on its ongoing research and development efforts. The Company believes that the expiration or unenforceability of any of its patents, applications, licenses or trademark registrations would not be material to the Company's business or financial position.

Environmental Matters

The Company, like other manufacturers, is subject to various laws, rules and regulations in the countries, jurisdictions and localities in which it operates covering the discharge of materials into the environment, regarding standards for the treatment, storage and disposal of solid and hazardous wastes or otherwise relating to the protection of the environment. The Company reviews the effects of environmental laws and regulations on its operations and believes that compliance with current environmental laws and regulations has not had a material effect on the Company's capital expenditures or financial position.

In some jurisdictions in which the Company's packaging products are sold or used, laws and regulations have been adopted or proposed that seek to regulate, among other things, recycled or reprocessed content and sale or disposal of packaging materials. In addition, customer demand continues to evolve for packaging materials that are viewed as being "environmentally responsible" and that minimize the generation of solid waste. While these issues can be a competitive factor in the marketplace for packaging materials, the Company maintains programs designed to comply with these laws and regulations, to monitor their evolution, and to meet this customer demand.

The Company also supports its customers' interests in eliminating waste by offering or participating in collection programs for some of the Company's products or product packaging and for materials used in some of the Company's products. When possible, materials collected through these programs are reprocessed and either reused in the Company's protective packaging operations or offered to other manufacturers for use in other products.

Employees

As of December 31, 2003, the Company had approximately 17,600 employees worldwide. Approximately 7,900 of those employees were in the U.S., with approximately 450 of those covered by collective bargaining agreements. Of the approximately 9,700 Company employees who were outside the U.S., approximately 6,100 were covered by collective bargaining agreements. Outside of the U.S., many of the covered employees are represented by works councils or industrial boards, as is customary in the jurisdictions in which these employees are employed. The Company believes that its employee relations are satisfactory.

Available Information

The Company's Internet address is www.sealedair.com. The Company makes available, free of charge, on or through its web site at www.sealedair.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished under Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files these materials with, or furnishes them to, the Securities and Exchange Commission.

Item 2. Properties

As of December 31, 2003, the Company produced food packaging products in 52 manufacturing facilities, of which 15 were in North America, 16 in the European region, 9 in Latin America, 11 in the Asia Pacific region, and 1 in Africa. The Company produced protective and specialty packaging products in 92 manufacturing facilities, of which 40 were in North America, 26 in the European region, 10 in Latin America, 14 in the Asia Pacific region, and 2 in Africa. A number of the Company's manufacturing facilities serve both segments. The Company occupies other facilities containing sales, distribution, technical, warehouse or administrative functions at a number of locations in the United States and in various foreign countries.

In the United States, the Company manufactures food packaging products at facilities in Arkansas, Indiana, Iowa, Mississippi, Missouri, New York, North Carolina, Pennsylvania, South Carolina and Texas. It manufactures protective and specialty packaging products at facilities in California, Connecticut, Florida, Illinois, Indiana, Massachusetts, Mississippi, Missouri, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Texas and Washington. Because of the light but bulky nature of the Company's air cellular, polyethylene foam and protective mailer products, the Company realizes significant freight savings by locating manufacturing facilities for these products near customers.

The Company owns the large majority of its manufacturing facilities. Some of these facilities are subject to secured or other financing arrangements. The Company also leases sites for warehouse and office needs, as well as for the balance of its manufacturing facilities, which are generally smaller sites. The Company's manufacturing facilities are usually located in general purpose buildings that house the Company's specialized machinery for the manufacture of one or more products. The Company believes that its manufacturing, warehouse and office facilities are well maintained, suitable for their purposes and adequate for the Company's needs.

Item 3. Legal Proceedings

The information set forth in Part II, Item 8 of this Annual Report on Form 10-K in Note 18 under the captions "Cryovac Transaction" and "Contingencies Related to the Cryovac Transaction" is incorporated herein by reference.

At December 31, 2003, the Company was a party to, or otherwise involved in, several federal, state and foreign environmental proceedings and private environmental claims for the cleanup of "Superfund" sites under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and other sites. The Company may have potential liability for investigation and cleanup of some of these sites. It is the Company's policy to accrue for environmental cleanup costs if it is probable that a liability has been incurred and if the Company can reasonably estimate an amount or range of costs associated with various alternative remediation strategies, without giving effect to any possible future insurance proceeds. As assessments and cleanups proceed, the Company reviews these liabilities periodically and adjusts its reserves as additional information becomes available. At December 31, 2003, environmental related reserves were not material to the Company's results of operations or financial condition. While it is often difficult to estimate potential liabilities and the future impact of environmental matters, based upon the information currently available to the Company and its experience in dealing with these matters, the Company believes that its potential future liability with respect to these sites is not material to the Company's consolidated results of operations or consolidated balance sheets.

The Company is also involved in various other legal actions incidental to its business. The Company believes, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on the Company's consolidated results of operations or consolidated balance sheets.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2003.

Executive Officers of the Registrant

The information appearing in the table below sets forth the current position or positions held by each executive officer of the Company, his or her age as of February 27, 2004, the year in which he or she was first elected to the position currently held with the Company or with the former Sealed Air Corporation, now known as Sealed Air Corporation (US) and a wholly-owned subsidiary of the

Company, and the year in which he or she was first elected an officer thereof (as indicated in the footnote to the table).

All of the Company's officers serve at the pleasure of the Board of Directors. The Company or its subsidiaries have employed all officers for more than five years except for Mr. Kelsey, who first was elected an officer of the Company effective January 1, 2002. Previously, Mr. Kelsey was, since 1998, Vice President and Chief Financial Officer of Oglebay Norton Company, a public company that mines, processes, transports and markets aggregates and industrial minerals, and prior to that, Executive Vice President and Chief Financial Officer of Host Communications, Inc., then a privately-held communications firm.

There are no family relationships among any of the Company's officers or directors.

Name and Current Position	Age as of February 27, 2004	First Elected to Current Position*	First Elected An Officer*
William V. Hickey President, Chief Executive Officer and Director	59	2000	1980
David H. Kelsey Senior Vice President and Chief Financial Officer	52	2003	2002
Robert A. Pesci Senior Vice President	58	1997	1990
J. Stuart K. Prosser Senior Vice President	58	2003	1999
Jonathan B. Baker Vice President	51	1994	1994
Mary A. Coventry Vice President	50	1994	1994
James P. Mix Vice President	52	1994	1994
Manuel Mondragón Vice President	54	1999	1999
Carol Lee O'Neill Vice President	40	2002	2002
Hugh L. Sargant Vice President	55	1999	1999
Fred Smagorinsky Vice President	44	2001	2001
James Donald Tate Vice President	52	2001	2001
H. Katherine White Vice President, General Counsel and Secretary	58	2003	1996
Tod S. Christie Treasurer	45	1999	1999
Jeffrey S. Warren Controller	50	1996	1996

* All persons listed in the table who were first elected officers before 1998 were executive officers of the former Sealed Air Corporation, now known as Sealed Air Corporation (US), prior to the Cryovac transaction in March 1998. Mr. Hickey was first elected President in 1996, first elected Chief Executive Officer in 2000 and first elected a director in 1999. Mr. Kelsey was first elected Senior Vice President in 2003 and first elected Chief Financial Officer in 2002. Ms. White was first elected Vice President in 2003, first elected General Counsel in 1998, and first elected Secretary in 1996.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is listed on the New York Stock Exchange under the trading symbol SEE. The table below sets forth the quarterly high and low sales prices of the Common Stock for 2002 and 2003 as reported in the New York Stock Exchange composite listing. No dividends were paid on the Common Stock in either year. The Company does not currently intend to begin paying dividends on its Common Stock. As of February 27, 2004, there were approximately 8,997 holders of record of the Company's Common Stock.

As of December 31, 2003, there were no shares of Series A convertible preferred stock authorized or outstanding, due to the redemption of all of the Company's outstanding shares of the preferred stock on July 18, 2003 at their redemption price of $51.00 per share, plus dividends of $0.0944 per share accrued on these shares from July 1, 2003 through July 17, 2003. The preferred stock was listed on the New York Stock Exchange prior to its redemption under the trading symbol SEE PrA. The table below sets forth the quarterly high and low sales prices for the preferred stock for 2002 and 2003 as reported in the New York Stock Exchange composite listing. The Company paid quarterly dividends of $0.50 per share on the preferred stock for each quarter through the second quarter of 2003.

Common Stock

2002	High	Low
First Quarter	$48.39	$36.20
Second Quarter	$48.38	$39.11
Third Quarter	$40.68	$13.29
Fourth Quarter	$38.99	$12.70
2003	High	Low
First Quarter	$41.98	$35.42
Second Quarter	$47.66	$39.68
Third Quarter	$50.05	$45.51
Fourth Quarter	$54.47	$48.21

Preferred Stock

2002	High	Low
First Quarter	$46.58	$37.20
Second Quarter	$46.96	$39.10
Third Quarter	$40.88	$17.20
Fourth Quarter	$43.20	$18.30
2003	High	Low
First Quarter	$47.26	$42.50
Second Quarter	$50.95	$45.25
Third Quarter	$51.06	$50.95

The information set forth in Part III, Item 12 of this Annual Report on Form 10-K under the caption "Equity Compensation Plan Information as of December 31, 2003" is incorporated herein by reference.

Item 6. Selected Financial Data

(In millions of dollars, except per share data)

	2003	2002(1)	2001	2000	1999
Consolidated Statement of Operations Data:
Net sales	$3,531.9	$3,204.3	$3,067.5	$3,067.7	$2,931.9
Gross profit	1,112.8	1,057.6	990.3	1,035.3	1,028.7
Operating profit(2)	539.2	516.4	387.4	468.5	452.2
Earnings (loss) before income taxes	376.9	(391.9)	297.5	413.4	395.7
Net earnings (loss)	240.4	(309.1)	156.7	225.3	211.5
Series A convertible preferred stock dividends(3)	28.6	53.8	55.0	64.3	71.4
Earnings (loss) per common share
Basic	$2.21	$(4.20)	$1.30	$2.47	$1.69
Diluted	$2.00	$(4.30)	$1.22	$1.93	$1.68
Consolidated Balance Sheet Data:
Working capital net asset (net liability)(4)	$237.4	$(96.5)	$149.4	$202.5	$221.1
Total assets(4)	4,704.1	4,260.8	3,907.9	4,090.9	3,887.6
Long-term debt, less current portion(3)(4)	2,259.8	868.0	788.1	944.5	665.1
Series A convertible preferred stock(3)	—	1,327.0	1,366.2	1,392.4	1,761.7
Total shareholders' equity	1,123.6	813.0	850.2	753.1	551.0
Other Data:
EBIT(5)	$511.2	$(326.6)	$373.9	$477.9	$453.8
Depreciation and amortization(2)	173.2	164.9	220.6	219.7	223.4
EBITDA(5)	684.4	(161.7)	594.5	697.6	677.2
Capital expenditures	124.3	91.6	146.3	114.2	75.1

(1)
In November 2002, the Company reached an agreement in principle with the appropriate parties to resolve all current and future asbestos-related claims made against it and its affiliates in connection with the Cryovac transaction. The parties signed a definitive settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. In connection with this settlement, the Company recorded a pre-tax charge of $850.1 million in the consolidated statement of operations in 2002, which resulted in the Company's net loss for the year ended December 31, 2002. See Note 18 to the Consolidated Financial Statements.

(2)
Beginning January 1, 2002, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, the Company stopped recording amortization expense related to goodwill. Goodwill amortization expense was $57.0 million in 2001, $51.8 million in 2000 and $49.4 million in 1999. See Note 19 to the Consolidated Financial Statements.

(3)
In July 2003, the Company issued a total of $1,281.3 million of senior notes in transactions exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act of 1933, as amended. On July 18, 2003, the Company used the net proceeds from these offerings and additional cash on hand of approximately $1,298.1 million in the aggregate to redeem its Series A convertible preferred stock at the redemption price of $51.00 per share. See Note 15 to the Consolidated Financial Statements.

(4)
In December 2001, the Company and a group of its U.S. subsidiaries entered into a U.S. accounts receivable securitization facility and sold $95.6 million of interests in U.S. accounts receivable to the financial institutions participating in this facility. This amount was removed from the consolidated balance sheet and the proceeds were used to pay down outstanding borrowings. As of December 31, 2003 and 2002, these financial institutions held no interests in accounts receivable. See Note 4 to the Consolidated Financial Statements.

(5)
EBIT is defined as earnings (loss) before interest expense and provisions (benefits) for income taxes. EBITDA is defined as EBIT plus depreciation and amortization. EBIT and EBITDA do not purport to represent net earnings or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to these measurements or as indicators of the Company's performance. The Company's definitions of EBIT and EBITDA may not be comparable with similarly-titled measures used by other companies. EBIT and EBITDA are among the indicators used by the Company's management to measure the performance of the Company's operations and are also among the criteria upon which performance based compensation may be based. The following is a reconciliation of net earnings (loss) to EBIT and EBITDA:

	2003	2002	2001	2000	1999
Net earnings (loss)	$240.4	$(309.1)	$156.7	$225.3	$211.5
Add:
Interest expense	134.3	65.3	76.4	64.5	58.1
Income tax expense (benefit)	136.5	(82.8)	140.8	188.1	184.2

EBIT	$511.2	$(326.6)	$373.9	$477.9	$453.8
Add: depreciation and amortization	173.2	164.9	220.6	219.7	223.4

EBITDA	$684.4	$(161.7)	$594.5	$697.6	$677.2

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

The information in "Management's Discussion and Analysis of Results of Operations and Financial Condition" should be read together with the Company's consolidated financial statements and related notes set forth in Item 8 of Part II of this Annual Report on Form 10-K. All amounts and percentages are approximate due to rounding.

Introduction

The Company manufactures and sells a wide range of food, protective and specialty packaging products, operating in the United States and in 49 other countries, with products distributed in those countries and in other parts of the world.

The Company operates in two reportable business segments, Food Packaging and Protective and Specialty Packaging. The Company's principal food packaging products are its flexible materials and related systems marketed primarily under the Cryovac® trademark for packaging a broad range of perishable foods and the Company's rigid packaging and absorbent pads. The Company primarily sells the products in this segment to food processors, distributors and food service businesses. The Company's principal protective and specialty packaging products provide cushioning, surface protection and void fill. The Company primarily sells its protective and specialty packaging products and systems to distributors and manufacturers in a wide variety of industries.

The Company employs over 2,600 sales and marketing personnel in the countries in which it operates, who market the Company's products through a large number of distributors, fabricators and converters, as well as directly to end users such as food processors, food service businesses, and manufacturers. The Company has no material long-term contracts for the distribution of its products. In 2003, no customer or affiliated group of customers accounted for 10% or more of the Company's consolidated net sales. Although net sales of both food packaging products and protective and specialty packaging products have tended to be slightly higher in the fourth quarter, the Company does not consider seasonality to be material to its consolidated business.

Competition for most of the Company's packaging products is based primarily on packaging performance characteristics, service and price. Competition is also based upon innovations in packaging technology and, as a result, the Company maintains ongoing research and development programs to enable it to maintain technological leadership.

The Company's net sales are sensitive to developments in its customers' business or market conditions, changes in the global economy, and the effects of foreign currency translation. Its costs can vary significantly with changes in petrochemical-related costs, which are not within the Company's control; consequently, the Company's management focuses on reducing those costs that the Company can control and using petrochemical-based raw materials as efficiently as possible. The Company also believes that its global presence helps to insulate it from localized changes in business conditions that may more strongly affect some of its competitors.

As is discussed below, the Company's business generates substantial cash flow. The Company believes that this cash flow will permit it to continue to invest in research and development at industry-leading levels compared with its net sales, to make strategic acquisitions and capital expenditures, and to maintain the flexibility to modify its capital structure as the need or opportunity arises. This cash flow will also keep the Company prepared for the settlement and interest payment it will be required to make upon consummation of a plan of reorganization in the W. R. Grace & Co. bankruptcy, as is discussed below.

Net Sales

The principal factors affecting changes in net sales in the three years ended December 31, 2003 were changes in unit volume, the added net sales of acquired businesses, changes in product mix and average selling prices and foreign currency translation.

Net sales in 2003 increased 10% to $3,531.9 million compared to $3,204.3 million in 2002. The components of the increase in net sales for 2003 were as follows (dollars in millions):

	Components of Increase in Net Sales (2003 vs. 2002):
	Food Packaging Segment		Protective & Specialty Packaging Segment		Total Company
Volume — Units	2.6%	$51.6	0.8%	$9.7	1.9%	$61.3
Volume — Acquired Businesses	0.1	2.4	0.4	5.0	0.2	7.4
Price/Mix	2.5	47.9	1.7	21.5	2.2	69.4
Foreign Currency Translation	6.4	125.7	5.1	63.8	5.9	189.5

Total	11.6%	$227.6	8.0%	$100.0	10.2%	$327.6

Net sales for 2002 increased 4% to $3,204.3 million compared to $3,067.5 million in 2001. The components of the increase in net sales for 2002 were as follows (dollars in millions):

	Components of Increase in Net Sales (2002 vs. 2001):
	Food Packaging Segment		Protective & Specialty Packaging Segment		Total Company
Volume — Units	4.1%	$77.4	3.3%	$39.1	3.8%	$116.5
Volume — Acquired Businesses	—	—	3.3	38.9	1.3	38.9
Price/Mix	(0.5)	(9.5)	(2.2)	(26.3)	(1.2)	(35.8)
Foreign Currency Translation	0.5	9.9	0.6	7.3	0.6	17.2

Total	4.1%	$77.8	5.0%	$59.0	4.5%	$136.8

Foreign currency translation had a favorable impact on net sales of $189.5 million in 2003. Excluding the positive effect of foreign currency translation, net sales would have increased 4% compared to 2002. Foreign currency translation had a modestly favorable effect on net sales of $17.2 million in 2002.

The favorable foreign currency translation impact on net sales in 2003 was primarily due to the strengthening of foreign currencies in Europe and the Asia-Pacific region against the U.S. dollar, partially offset by the weakness of the Brazilian real. The favorable effect of foreign currency translation on net sales in 2002 was primarily due to the strengthening of foreign currencies in Europe and the Asia-Pacific region compared with the U.S. dollar, partially offset by the weakness of the Argentine peso and the Brazilian real.

Net sales of the Company's food packaging segment, which consists primarily of the Company's Cryovac® food packaging products, constituted 62%, 61% and 61% of net sales in 2003, 2002 and 2001, respectively.

The Company's protective and specialty packaging segment contributed the balance of net sales. This segment aggregates the Company's protective packaging products, engineered products and shrink packaging products, all of which are used principally for non-food packaging applications.

Food Packaging Segment Sales

Net sales of food packaging products increased 12% in 2003 to $2,185.7 million compared to $1,958.1 million in 2002 and increased 4% in 2002 compared to $1,880.3 million in 2001. Foreign currency translation had a favorable impact on this segment of $125.7 million in 2003. Excluding the positive foreign currency translation effect, net sales for this segment would have increased 5% in 2003. Foreign currency translation had a modestly favorable impact on this segment of $9.9 million in 2002.

Among the classes of products in the food packaging segment, in 2003 net sales of flexible packaging materials and related systems increased 11% to $1,835.1 million compared to $1,657.2 million in 2002 and increased 4% in 2002 compared with 2001 sales of $1,592.1 million. The components of the increase in net sales for 2003 and 2002 were as follows (dollars in millions):

	Components of Increase in Net Sales:
	Flexible Packaging Materials and Related Systems
	2003 vs. 2002		2002 vs. 2001
Volume — Units	2.3%	$38.4	4.8%	$75.8
Volume — Acquired Businesses	—	—	—	—
Price/Mix	2.0	34.0	(1.0)	(16.6)
Foreign Currency Translation	6.4	105.5	0.4	5.9

Total	10.7%	$177.9	4.2%	$65.1

Foreign currency translation had a favorable impact of approximately $105.5 million in 2003 for flexible materials and related systems. Excluding the positive foreign currency translation effect, net sales for flexible packaging materials and related systems would have increased 4% in 2003. Foreign currency translation had a modestly favorable impact of $5.9 million in 2002.

Net sales of rigid packaging and absorbent pads increased 17% to $350.6 million compared to $300.9 million in 2002 and increased 4% in 2002 compared with 2001 sales of $288.2 million. The components of the increase in net sales for 2003 and 2002 were as follows (dollars in millions):

	Components of Increase in Net Sales:
	Rigid Packaging and Absorbent Pads
	2003 vs. 2002		2002 vs. 2001
Volume — Units	4.4%	$13.2	0.6%	$1.6
Volume — Acquired Businesses	0.8	2.4	—	—
Price/Mix	4.7	13.9	2.4	7.1
Foreign Currency Translation	6.7	20.2	1.4	4.0

Total	16.6%	$49.7	4.4%	$12.7

Foreign currency translation had a favorable impact on this segment of $20.2 million in 2003. Excluding the positive foreign currency translation effect, net sales for rigid packaging and absorbent pads would have increased 10% in 2003. Foreign currency translation had a favorable impact on this segment of $4.0 million in 2002. Excluding the positive effect of foreign currency translation, net sales would have increased 3% in 2002.

Protective and Specialty Packaging Segment Sales

Net sales of protective and specialty packaging products increased 8% to $1,346.2 million in 2003 compared to $1,246.2 million in 2002 and increased 5% in 2002 compared with 2001 sales of $1,187.2 million. Foreign currency translation had a favorable impact of $63.8 million in 2003 for this segment. Excluding the positive foreign currency translation effect, net sales for the protective and specialty packaging segment would have increased 3% in 2003. Foreign currency translation had a modestly favorable impact in 2002 of $7.3 million for the protective and specialty packaging segment. Excluding the positive foreign currency translation effect, net sales would have increased 4% in 2002.

The classes of products within the protective and specialty packaging segment are cushioning and surface protection products and other products. Net sales of other products were approximately 1% of consolidated net sales in 2003, 2002 and 2001.

Sales by Geographic Region

The components of the increase in net sales by geographic region for 2003 were as follows (dollars in millions):

	Components of Increase in Net Sales (2003 vs. 2002):
	U.S.		International		Total Company
Volume — Units	1.5%	$27.3	2.4%	$34.0	1.9%	$61.3
Volume — Acquired Businesses	0.2	4.2	0.2	3.2	0.2	7.4
Price/Mix	3.1	54.5	1.0	14.9	2.2	69.4
Foreign Currency Translation	—	—	13.1	189.5	5.9	189.5

Total	4.8%	$86.0	16.7%	$241.6	10.2%	$327.6

Net sales from operations in the United States represented 52% and 55% of net sales in 2003 and 2002, respectively. Net sales from U.S. operations increased 5% in 2003 to $1,844.8 million compared with $1,758.8 million in 2002. Net sales from international operations increased 17% in 2003 to $1,687.1 million compared to $1,445.5 million for 2002. Excluding the $189.5 million positive foreign currency translation effect, international net sales would have increased 4% compared to 2002.

The components of the increase in net sales by geographic region for 2002 were as follows (dollars in millions):

	Components of Increase in Net Sales (2002 vs. 2001):
	U.S.		International		Total Company
Volume — Units	4.8%	$81.3	2.5%	$35.2	3.8%	$116.5
Volume — Acquired Businesses	2.0	33.5	0.5	5.4	1.3	38.9
Price/Mix	(2.1)	(36.2)	—	0.4	(1.2)	(35.8)
Foreign Currency Translation	—	—	1.2	17.2	0.6	17.2

Total	4.7%	$78.6	4.2%	$58.2	4.5%	$136.8

Net sales from operations in the United States represented 55% of net sales in 2002 and 2001. Net sales from U.S. operations increased approximately 5% in 2002 to $1,758.8 million compared with $1,680.2 million for 2001. Net sales from international operations increased approximately 4% in 2002 to $1,445.5 million compared with $1,387.3 million for 2001. Excluding the $17.2 million positive effect of foreign currency translation, net sales from international operations would have increased 3% compared to 2001.

Costs and Margins

Gross profit as a percentage of net sales was 31.5% in 2003, 33.0% in 2002 and 32.3% in 2001. The decrease in 2003 compared to the 2002 period was primarily due to increased petrochemical-based raw materials costs. The increase in 2002 compared to 2001 was primarily due to higher unit volumes in both reportable business segments.

Marketing, administrative and development expenses increased 6% in 2003 and 6% in 2002. The increase in 2003 was primarily due to the impact of foreign currency and the impact of increased sales volumes partially offset by the absence of corporate projects completed during 2002. The increase in 2002 was primarily due to higher expenses for corporate projects, insurance, the effects of businesses acquired and the impact of foreign currency translation. Marketing, administrative and development expenses as a percentage of net sales were 16.3% in 2003, 16.9% in 2002 and 16.7% in 2001.

Beginning January 1, 2002, in accordance with SFAS No. 142, the Company stopped recording goodwill amortization expense in its consolidated statement of operations. Goodwill amortization expense was $57.0 million in 2001. See information incorporated by reference below under "Recently Issued Statements of Financial Accounting Standards, Accounting Guidance and Disclosure Requirements" for a discussion of this standard.

2001 Restructuring Program

During 2001, based primarily on weakening economic conditions, especially in the U.S., the Company conducted a review of its business to reduce costs and expenses, simplify business processes and organizational structure, and to refine further the Company's manufacturing operations and product offerings. As a result of this review, which the Company completed in the fourth quarter of 2001, the

Company announced and began implementing a restructuring program that resulted in charges to operations of $32.8 million for 2001. These charges consisted of the following (amounts in millions):

Year Ended December 31, 2001
Employee termination costs	$23.9
Facility exit costs	1.6
Long-lived asset impairments	7.3

Total	$32.8

The portion of this restructuring charge related to the Company's food packaging segment was $21.1 million, and the portion applicable to the protective and specialty packaging segment was $11.7 million.

The Company originally expected to incur $25.5 million of cash outlays to carry out this restructuring program. These cash outlays primarily consisted of severance and other personnel-related costs as well as lease and other contractual arrangement termination costs. As of December 31, 2003, the Company had made total cash payments of approximately $22.9 million ($5.3 million in 2003, $11.8 million in 2002 and $5.8 million in 2001). In 2003 and 2002, the Company adjusted the 2001 cash restructuring accrual for net credits of $0.5 million and $1.3 million respectively, as discussed below. After these cash outlays and the net credits, the restructuring accrual at December 31, 2003 was $0.8 million, representing cash outlays expected to be made in 2004 and future years, primarily for severance-related costs.

The long-lived asset impairment of $7.3 million consisted of the following write-downs and write-offs (amounts in millions):

Year Ended December 31, 2001
Property, plant and equipment	$3.9
Goodwill	3.3
Other long-lived assets	0.1

Total	$7.3

These long-lived asset impairments related to decisions to rationalize and realign production of some of the Company's small product lines and to close several manufacturing and warehouse facilities in North America, Europe, South Africa and the Asia Pacific region. The annual reduction of depreciation and amortization expense as a result of these asset impairments was $0.4 million. The Company has disposed of all of the above property, plant and equipment.

During 2003 and 2002, the Company made adjustments to the original 2001 restructuring provision, resulting in net credits to the consolidated statement of operations of $0.5 million and $1.3 million, respectively. These adjustments resulted from the completion of portions of the restructuring program for amounts different than expected, headcount reductions obtained through attrition, and, during 2002, the revision of a plan to shut down one of the Company's manufacturing facilities. The 2003 credit applicable to the Company's food packaging segment was $0.3 million, while the portion attributable to the protective and specialty packaging segment was $0.2 million. The portion of the 2002 net credit applicable to the Company's food packaging segment amounted to a credit of $2.9 million, while the portion applicable to the protective and specialty packaging segment amounted to a charge of $1.6 million.

As a result of the 2002 adjustments to the 2001 restructuring program, the Company expected a net reduction in headcount of approximately 440 positions. This program originally estimated a net headcount reduction of approximately 470. The Company reduced the revised net headcount reduction by approximately 30 positions that were eliminated by attrition. This net reduction was based on the elimination of 677 positions from all geographic areas in which the Company does business, primarily from its manufacturing, sales and marketing functions in North America and Europe. As of December 31, 2003, all of the 677 positions estimated to be eliminated under this program had been eliminated. The Company anticipated the addition of 237 positions in connection with its realignment or relocation of manufacturing activities.

The Company estimates that it realized approximately $23.0 million in annualized cost savings on a full year run rate basis by the end of 2002. The estimated annual cost savings reflect the $0.4 million non-cash annual reduction of depreciation expense discussed above. Although some cost aspects of the original program have been adjusted, the Company has maintained original cost saving targets.

Operating Profit

Operating profit increased 4% in 2003 and 33% in 2002. Excluding goodwill amortization in 2001 of $57.0 million, operating profit would have increased 16% in 2002.

The 4% increase in 2003 was primarily due to increased net sales offset by increased cost and expenses associated with higher sales volumes, increased raw material costs and the impact of foreign currency translation.

The 33% increase in 2002 was primarily due to increased net sales, the discontinuance in 2002 of the amortization of goodwill and the restructuring and other charges incurred in 2001, while the Company recorded a restructuring credit in 2002. As a percentage of net sales, operating profit was 15.3% in 2003, 16.1% in 2002 and 12.6% in 2001. Excluding goodwill amortization in 2001, operating profit as a percentage of net sales was 14.4% in 2001.

Operating profit by business segment for 2003, 2002 and 2001 was as follows (dollars in millions):

	Year Ended December 31,
	2003	2002	2001
Food Packaging Segment	$361.6	$325.3	$287.7
Protective and Specialty Packaging Segment	209.5	219.4	211.0

Total segments	571.1	544.7	498.7
Restructuring and other credits	0.5	1.3	(32.8)
Unallocated corporate operating expenses	(32.4)	(29.6)	(78.5)

Total	$539.2	$516.4	$387.4

The food packaging segment contributed 63%, 60% and 58% of the Company's operating profit in 2003, 2002 and 2001, respectively, before taking into consideration unallocated corporate operating expenses and restructuring and other credits. The Company's protective and specialty packaging segment contributed the balance of operating profit. Unallocated corporate operating expenses in 2001 consisted primarily of goodwill amortization and also reflected global information technology costs. Unallocated corporate operating expenses in 2003 and 2002 consisted primarily of global information technology costs.

Asbestos Settlement and Related Costs

On November 27, 2002, the Company reached an agreement in principle with the appropriate parties to resolve all current and future asbestos-related claims made against the Company and its affiliates in connection with the Cryovac transaction. The settlement will also resolve the fraudulent transfer claims, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies, that had been made against the Company in connection with the Cryovac transaction. On December 3, 2002, the Company's Board of Directors approved the agreement in principle. The Company received notice that both of the Committees had approved the agreement in principle as of December 5, 2002. For a description of the Cryovac transaction, asbestos-related claims and the parties involved, see Note 18 of the Notes to the Consolidated Financial Statements under the captions "Cryovac Transaction" and "Contingencies Related to the Cryovac Transaction."

The Company recorded a charge of $850.1 million as a result of the asbestos settlement in its consolidated statement of operations as of December 31, 2002. The charge consisted of the following items:

  •
  a non-cash charge of $512.5 million covering a cash payment that the Company will be required to make upon the effectiveness of a plan of reorganization in the Grace bankruptcy. Because the Company cannot predict when a plan of reorganization may become effective, the Company recorded this liability as a current liability on the consolidated balance sheet at December 31, 2002. Under the terms of the settlement, this amount accrues interest at a 5.5% annual rate from December 21, 2002 to the date of payment. The Company has recorded this interest in interest expense in the consolidated statement of operations and in other current liabilities in the consolidated balance sheets.

  •
  a non-cash charge of $321.5 million representing the fair market value of 9 million shares of the Company's common stock expected to be issued under the settlement upon the effectiveness of Grace's plan of reorganization. These shares are subject to customary anti-dilution provisions that adjust for the effects of stock splits, stock dividends and other events affecting the Company's common stock. The fair market value of the Company's common stock was $35.72 per share as of the close of business on December 5, 2002. The Company recorded this amount in its consolidated balance sheet at December 31, 2002, as follows: $0.9 million representing the aggregate par value of these shares in common stock reserved for issuance related to the asbestos settlement, and the remaining $320.6 million, representing the excess of the aggregate fair market value over the aggregate par value of common shares, in additional paid-in capital. The December 31, 2003 diluted earnings per common share calculation reflects the shares of common stock reserved for issuance related to the asbestos settlement.

  •
  $16.1 million of legal and related fees as of December 31, 2002.

Asbestos settlement and related costs in 2003 reflected legal and related fees for asbestos-related matters of $2.8 million. In 2001, asbestos settlement and related costs of $12.0 million included $8.1 million related to the Company's guarantee resulting from the Cryovac transaction of debt payable by W. R. Grace & Co. — Conn., which filed for reorganization along with its parent company Grace, and $3.9 million of legal and related fees.

Interest Expense and Other Income (Expense), net

Interest expense increased in 2003 to $134.4 million compared to $65.3 million in 2002 but decreased 15% in 2002 compared to $76.4 million in 2001. The increase in 2003 was primarily due to additional accrued interest of $27.3 million in 2003 on the cash portion of the asbestos settlement and interest paid or accrued of $44.6 million in 2003 on the senior notes discussed below that were issued in April and July 2003. The decrease in 2002 was primarily due to lower average levels of outstanding debt compared with 2001.

Other income (expense), net, consisted of income of $8.4 million in 2003, income of $7.1 million in 2002 and expense of $1.5 million in 2001. The change in 2003 compared to 2002 was primarily due to an increase in interest income of $3.4 million and lower net foreign exchange losses in 2003 compared to the 2002 period of $1.1 million. The change in 2002 compared to 2001 was due to lower net foreign exchange losses during 2002.

Income Taxes

The Company's effective income tax rate was an expense of 36.2% in 2003, a benefit of 21.1% in 2002 and an expense of 47.3% in 2001. The change in the effective tax rate from 2002 to 2003 was primarily due to the effect of the estimated tax benefit for the asbestos settlement and related costs in 2002 and improved tax efficiency in 2003 resulting from a reorganization of the Company's international subsidiaries during 2002. The 2002 effective tax rate was lower than in 2001 due primarily to the estimated tax benefit of the asbestos settlement and its related costs and the discontinuance of goodwill amortization in 2002.

In 2003, the effective tax rate was higher than the statutory U.S. federal income tax rate primarily due to state income taxes and non-deductible expenses, offset by the lower net effective tax rate on foreign earnings. In 2002, the effective tax rate was lower than the statutory U.S. federal income tax rate primarily due to the effect of the estimated tax benefit for the asbestos settlement. In 2001, the effective tax rate was higher than the statutory U.S. federal income tax rate primarily due to the non-deductibility of goodwill amortization for tax purposes and, to a lesser extent, due to state income taxes.

The Company expects an effective tax rate of approximately 36.0% for 2004.

Net Earnings (Loss)

As a result of the factors noted above, net earnings were $240.4 million in 2003 compared to a net loss of $309.1 million in 2002, which reflected the asbestos settlement and related costs of $850.1 million. In 2001, the Company had net earnings of $156.7 million. Excluding goodwill amortization of $57.0 million in 2001, net earnings would have been $213.7 million.

Earnings (Loss) per Common Share

Basic earnings (loss) per common share were $2.21 for 2003, $(4.20) for 2002 and $1.30 for 2001. Diluted earnings (loss) per common share were $2.00 for 2003, $(4.30) for 2002 and $1.22 for 2001. Excluding goodwill amortization in 2001, basic earnings per common share would have been $1.99 and diluted earnings per common share would have been $1.89 in 2001.

On July 18, 2003, the Company redeemed all of the outstanding shares of its Series A convertible preferred stock at a redemption price of $51.00 per share. The Company also paid accrued dividends on the preferred stock from July 1, 2003 through July 17, 2003 in the aggregate amount of $2.40 million. The $51.00 per share redemption price included a $1.00 per share redemption premium, or an aggregate premium of $25.5 million, and is reflected in basic earnings per common share.

Gains attributable to the repurchase of preferred stock for 2003, 2002 and 2001 were $0.8, $10.3 and $7.4 million, respectively, and are reflected in basic earnings (loss) per common share for these years.

For the purpose of calculating diluted earnings (loss) per common share for 2002 and 2001, the Company has adjusted net earnings ascribed to common shareholders to exclude the gains attributable to the repurchase of preferred stock and to add back dividends attributable to such repurchased preferred stock and has adjusted the weighted average common shares outstanding to assume conversion of the shares of preferred stock repurchased during these periods in accordance with the FASB's Emerging Issues Task Force Topic D-53 guidance.

In calculating diluted earnings per common share, the Company's calculation of the weighted average number of common shares for 2003 assumes the issuance of nine million shares of common stock reserved for the asbestos settlement (as described in Note 18 to the Consolidated Financial Statements under the caption "Asbestos Settlement and Related Costs"), and the exercise of dilutive stock options, net of assumed treasury stock repurchases. For 2002 and 2001, the calculation of weighted average number of common shares assumes the effect of the weighted average conversion of repurchased shares of preferred stock. The Company did not assume the outstanding preferred stock had been converted in the calculation of diluted (loss) earnings per common share in 2002 and 2001, because the treatment of the preferred stock as the common stock into which it could have been converted would have been anti-dilutive, as conversion would have reduced the loss per common share or increased earnings per common share in those years. The Company did not reflect the shares of common stock reserved for issuance for the asbestos settlement in the 2002 loss per common share calculation since the effect would have been anti-dilutive.

Liquidity and Capital Resources

The discussion that follows contains:

  •
  a description of the Company's material commitments and contingencies,

  •
  a description of the Company's principal sources of liquidity,

  •
  a description of the Company's outstanding indebtedness,

  •
  an analysis of the Company's historical cash flows,

  •
  a description of the Company's derivative financial instruments,

  •
  a description of the Company's Series A convertible preferred stock, which it redeemed in July 2003,

  •
  a description of the Company's shareholders' equity, and

  •
  a description of the Company's critical accounting policies and estimates.

Material Commitments and Contingencies

Asbestos Settlement; Contingencies Related to the Cryovac Transaction

The Company recorded a charge of $512.5 million in the fourth quarter of 2002 covering the cash payment that the Company is required to make upon the effectiveness of a plan of reorganization in the bankruptcy of W. R. Grace & Co. The Company did not use cash in 2003 or 2002 with respect to this liability, and the Company cannot predict when it will be required to make this payment. The Company currently expects to fund this payment by using a combination of accumulated cash and future cash flows from operations, funds available under its $350.0 million unsecured multi-currency credit facility or its accounts receivable securitization program, both described below, or a combination of these alternatives.

The Company is subject to other contingencies related to the Cryovac transaction. Note 18, "Commitments and Contingencies," of the Notes to the Consolidated Financial Statements, which is contained in Item 8 of Part II of this Annual Report on Form 10-K, describes these contingencies under "Contingencies Related to the Cryovac Transaction" and is incorporated herein by reference.

Contractual Commitments

The following table summarizes the Company's material contractual obligations at December 31, 2003 and sets forth the amounts of required cash outlays in 2004 and future years (amounts in millions):

	Payments Due by Period
	Total	2004	2005-2006	2007-2008	Thereafter
Short-term borrowings	$18.2	$18.2	$—	$—	$—
Current portion of long-term debt	2.4	2.4	—	—	—
Long-term debt, exclusive of debt discounts	2,268.0	—	253.2	480.0	1,534.8

Total debt(1)	2,288.6	20.6	253.2	480.0	1,534.8
Operating leases	98.2	27.2	37.6	23.2	10.2
Cash portion of the asbestos settlement, including accrued interest as of December 31, 2003(2)	541.6	541.6	—	—	—
Long-term equipment purchases for resale	18.9	3.9	9.5	5.5	—
Telecommunications and network agreement	12.9	2.4	7.0	3.5	—
Raw material contingent payment	8.4	—	—	—	8.4
Raw material supply agreement	6.0	6.0	—	—	—

Total contractual cash obligations	$2,974.6	$601.7	$307.3	$512.2	$1,553.4

(1)
Includes principal maturities (at face value) only.

(2)
This liability is reflected as a current liability due to the uncertainty of the timing of payment (as discussed below). Interest accrues on this amount at a rate of 5.5% per annum until it becomes due and payable. The asbestos settlement is described more fully in "Asbestos Settlement; Contingencies Related to the Cryovac Transaction" above.

In addition to the obligation to pay the principal amount of the debt obligations discussed above, the Company is obligated under the terms of various leases covering some of the facilities that it occupies and some production equipment, most of which are accounted for as operating leases. The contractual operating lease obligations listed in the table above represent estimated future minimum annual rental commitments under non-cancelable real and personal property leases as of December 31, 2003. The long-term debt shown in the above table excludes unamortized bond discounts as of December 31, 2003 and, therefore, represents the principal amount of the debt required to be repaid in each period.

The Company has the following long-term contractual commitments:

  •
  Approximately $18.9 million for the purchase of equipment over a five-year period which began in 2003, together with a potential termination fee in an amount to be determined. The Company's obligation is reduced or increased based on market price changes for the equipment and changes in the Packaging Machinery Manufacturers Index. Failure to purchase any of the minimum annual requirements in any year obligates the Company to pay an amount of 45% of such shortfall. During 2003 the Company did not meet the minimum equipment purchase requirements and recorded a charge of $1.0 million.

  •
  Approximately $12.9 million minimum commitment for the purchase of telecommunications and network capacity and services over a four-year period that began in 2004.

  •
  Approximately $8.4 million to a supplier if the Company fails to purchase 126.3 million pounds of specified raw materials, at the then current market price, over a ten-year period that began in May 2002. The amount of the potential contingent payment declines in proportion to the Company's purchase of minimum quantities required under the contract. At December 31, 2003, the Company's purchases were in line with the minimum quantity requirements under the agreement.

  •
  Approximately $6.0 million to a raw material supplier under an agreement that provides that the Company commits to purchase a specified quantity of raw materials at a fixed price through 2004.

Interest Payments

During 2003 and 2002, the Company paid approximately $84.3 million and $72.6 million, respectively, in interest payments. The Company currently expects to pay approximately $110 million to $125 million in interest payments in 2004. The actual interest paid will be different from this amount if the Company repurchases existing indebtedness, issues additional indebtedness, incurs indebtedness under its lines of credit or enters into additional interest rate swap transactions. In addition, such amount does not reflect any accrued interest related to the asbestos settlement.

Income Tax Payments

During 2003 and 2002, the Company paid approximately $161.3 million and $165.1 million, respectively, in income tax payments. The Company currently expects to pay between $135 million and $150 million in income tax payments in 2004.

Contributions to Defined Benefit Pension Plans

The Company maintains defined benefit pension plans for a limited number of its U.S. and for many of its non-U.S. employees. During 2003 and 2002, the Company paid approximately $9.1 million and $14.8 million, respectively, in employer contributions to these defined benefit pension plans.

Environmental Matters

The Company is subject to loss contingencies resulting from environmental laws and regulations, and it accrues for anticipated costs associated with investigatory and remediation efforts when an assessment has indicated that a loss is probable and can be reasonably estimated. These accruals do not take into account any discounting for the time value of money and are not reduced by potential insurance recoveries, if any. The Company does not believe that it is reasonably possible that its liability in excess of the amounts that it has accrued for environmental matters will be material to its consolidated statements of operations, balance sheets or cash flows. Environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated. The Company evaluates these liabilities periodically based on available information, including the progress of remedial investigations at each site, the current status of discussions with regulatory authorities regarding the methods and extent of remediation and the apportionment of costs among potentially responsible parties. As some of these issues are decided (the outcomes of which are subject to uncertainties) or new sites are assessed and costs can be reasonably estimated, the Company adjusts the recorded accruals, as necessary. The Company believes that these exposures are not material to its consolidated results of operations and balance sheets. The Company believes that it has adequately reserved for all probable and estimable environmental exposures.

Principal Sources of Liquidity

Accumulated Cash and Cash Equivalents

As of December 31, 2003 and 2002, the Company had accumulated cash and cash equivalents of approximately $365.0 million and $126.8 million, respectively.

Cash Flows from Operations

The Company expects that it will continue to generate significant cash flows from operations. See "Analysis of Historical Cash Flows" below.

Revolving Credit Facilities

The 2006 Facility.    On December 19, 2003, the Company entered into a new $350.0 million unsecured multi-currency revolving credit facility that matures in 2006. The Company did not borrow under the 2006 facility at its inception, and no borrowings were outstanding as of December 31, 2003.

The 2006 facility provides that the Company may borrow for working capital and general corporate purposes, including payment of a portion of the $512.5 million cash payment required to be paid upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy. See Note 18 for further discussion of this matter. The Company may re-borrow amounts repaid under the 2006 facility from time to time prior to the expiration or earlier termination of the facility. As of December 31, 2003, facility fees were payable at the rate of 0.15% per annum on the total amounts available under the 2006 facility.

The Company's obligations under the 2006 facility bear interest at floating rates, which are generally determined by adding the applicable borrowing margin to the base rate or the interbank rate for the relevant currency and time period. The 2006 facility provides for changes in borrowing margins based on the Company's long-term senior unsecured debt ratings.

The 2006 facility provides that, upon the occurrence of specified events that would adversely affect the settlement agreement in the Grace bankruptcy proceedings or would materially increase the Company's liability in respect of the Grace bankruptcy or the asbestos liability arising from the Cryovac transaction, the Company would be required to repay any amounts outstanding under the 2006 facility, or refinance the facility, within 60 days.

The 2003 Facility.    At December 31, 2002, the Company's principal revolving credit facility was a $525.0 million facility that the Company allowed to expire in accordance with its terms on March 30, 2003. There were no borrowings outstanding under the 2003 facility as of December 31, 2002.

ANZ Facility.    In March 2002, the Company entered into an Australian dollar 175.0 million, which was equivalent to U.S. $128.4 million at December 31, 2003, dual-currency revolving credit facility that expires on March 12, 2005, known as the "ANZ facility." A syndicate of banks made this facility available to a group of the Company's Australian and New Zealand subsidiaries for general corporate purposes and the refinancing of previously outstanding indebtedness. The Company may re-borrow amounts repaid under the ANZ facility from time to time prior to the expiration or earlier termination of the facility. No amounts were outstanding under the ANZ facility at December 31, 2003.

Accounts Receivable Facility

In December 2001, the Company and a group of its U.S. subsidiaries entered into an accounts receivable securitization program with a bank and an issuer of commercial paper administered by the bank. The Company considers that the receivables facility provides a source of short-term liquidity.

Under the receivables facility, the Company's two primary operating subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US), sell all of their eligible U.S. accounts receivable to Sealed Air Funding Corporation, an indirectly wholly-owned subsidiary of the Company that was formed for the sole purpose of entering into the receivables facility. Sealed Air Funding in turn may sell undivided ownership interests in these receivables to the bank and the issuer of commercial paper, subject to specified conditions, up to a maximum of $125.0 million of receivables interests outstanding from time to time.

Sealed Air Funding retains the receivables it purchases from the operating subsidiaries, except those as to which it sells receivables interests to the bank or the issuer of commercial paper. The Company has structured the sales of accounts receivable by the operating subsidiaries to Sealed Air Funding, and the sales of receivables interests from Sealed Air Funding to the bank and the issuer of commercial paper, as "true sales" under applicable laws. The assets of Sealed Air Funding are not available to pay any creditors of the Company or of its subsidiaries or affiliates. The Company accounts for these transactions as sales of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities."

To secure the performance of their obligations under the receivables facility, Sealed Air Funding and the operating subsidiaries granted a first priority security interest to the bank, as agent, in accounts receivable owned by them, proceeds and collections of those receivables and other collateral. The bank and the issuer of commercial paper have no recourse to the Company's, the operating subsidiaries' or Sealed Air Funding's other assets for any losses resulting from the financial inability of customers to pay amounts due on the receivables when they become due. As long as a termination event with respect to the receivables facility has not occurred, the operating subsidiaries service, administer and collect the receivables under the receivables facility as agents on behalf of Sealed Air Funding, the bank and the issuer of commercial paper. Prior to a termination event under the receivables facility, Sealed Air Funding uses collections of receivables not otherwise required to be paid to the bank or the issuer of commercial paper to purchase new eligible receivables from the operating subsidiaries. The Company has undertaken to cause the operating subsidiaries to perform their obligations under the receivables facility.

The scheduled expiration date for the receivables facility is December 7, 2004. The parties amended the receivables facility on April 2, 2003 to provide that Sealed Air Funding could sell receivables interests aggregating up to $60.0 million, originated only by Sealed Air Corporation (US), to the bank or the issuer of commercial paper until a definitive asbestos settlement agreement, satisfactory to the bank, had been entered into. The receivables facility again became available for the sale of receivables interests originated by Cryovac, Inc. as well as Sealed Air Corporation (US), up to the original maximum of $125.0 million of receivables interests provided for by the receivables facility, on January 26, 2004.

The parties also amended the receivables facility on April 2, 2003 to exclude the charge for the asbestos litigation settlement reflected in the Company's consolidated statement of operations for the year ended December 31, 2002 from the calculation of the interest coverage and leverage ratios provided for in the receivables facility. The Company must comply with these interest coverage and leverage ratio covenants contained in the receivables facility in order to use the facility. The Company was in compliance with these ratios at December 31, 2003.

Under limited circumstances, the bank and the issuer of commercial paper can terminate purchases of receivables interests prior to the above dates. A downgrade of the Company's long-term senior unsecured debt to BB- or below by Standard & Poor's Rating Services or Ba3 or below by Moody's Investors Service, Inc., or failure to comply with interest coverage and debt leverage ratios, could result in termination of the receivables facility. In connection with recording the accounting charge in the fourth quarter of 2002 for the asbestos settlement and related costs, the Company requested and received a waiver of compliance with the interest coverage and leverage ratios provided for in the receivables facility. After reflecting this waiver, the Company was in compliance with the requirements of the receivables facility as of December 31, 2002.

The operating subsidiaries did not sell any receivables interests under the receivables facility during 2003 and, therefore, the Company did not remove any related amounts from the consolidated assets reflected on the Company's consolidated balance sheet at December 31, 2003.

During 2002, Sealed Air Funding sold receivables interests to the issuer of commercial paper from time to time; however, as of December 31, 2002, neither the bank nor the issuer of commercial paper held any receivables interests and no related amounts were removed from the consolidated balance sheet at December 31, 2002.

The receivables facility provides for the monthly payment of program fees which currently are 0.375% per annum (0.45% per annum at December 31, 2003) on the receivables interests sold by Sealed Air Funding and commitment fees which currently are 0.375% per annum (0.40% per annum at December 31, 2003) on the unused portion of the $125.0 million receivables facility.

The costs associated with the receivables facility are reflected in other income (expense), net, in the Company's consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001. These costs primarily relate to the loss on the sale of the receivables interests to the bank or the issuer of commercial paper, which were approximately zero for 2003, $0.4 million for 2002 and $0.1 million for 2001, and program and commitment fees and other associated costs, which were approximately $0.6 million, $0.4 million and $0.3 million for 2003, 2002 and 2001, respectively.

Lines of Credit

Substantially all the Company's short-term borrowings of $18.2 million and $53.4 million at December 31, 2003 and 2002, respectively, were outstanding under lines of credit available to various of the Company's U.S. and foreign subsidiaries. Amounts available under these credit lines as of December 31, 2003 and 2002 were approximately $215.3 million and $209.0 million, respectively, of which approximately $197.0 million and $155.0 million, respectively, were unused.

At December 31, 2003 and 2002, the Company had available committed and uncommitted lines of credit, including the credit lines discussed above, of $693.7 million and $832.0 million, respectively, of which $675.4 million and $721.0 million were unused. As of December 31, 2003 and 2002, the total available lines of credit included committed lines of credit of $479.2 million and $832.0 million, respectively, and uncommitted lines of credit of $214.5 million and $210.0 million, respectively. The Company's principal credit lines were all committed and consisted of the 2006 facility at December 31, 2003, the 2003 facility at December 31, 2002 and the ANZ facility at both dates. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

Debt Ratings

The Company's cost of capital and ability to obtain external financing may be affected by its debt ratings, which are periodically reviewed by the credit rating agencies. The Company's long-term senior unsecured debt is currently rated Baa3 (stable outlook) by Moody's Investors Services, Inc. and BBB (negative outlook) by Standard & Poor's Rating Services, a division of the McGraw-Hill Companies. These ratings are among the ratings assigned by each of these organizations for investment grade long-term senior unsecured debt. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

Outstanding Indebtedness

At December 31, 2003 and 2002, the Company's total debt outstanding consisted of the amounts set forth on the following table (amounts in millions):

	December 31, 2003	December 31, 2002
Short-term borrowings and current portion of long-term debt:
Short-term borrowings	$18.2	$53.4
Current portion of long-term debt	2.4	2.0

Total current debt	20.6	55.4

Long-term debt, less current portion:
5.625% Euro Notes due July 2006, less unamortized discount of $0.7 in 2003 and $0.8 in 2002(1)	248.0	205.2
8.75% Senior Notes due July 2008, (plus) less unamortized discount and interest rate swaps of $(4.0) in 2003 and $1.2 in 2002	181.5	298.8
6.95% Senior Notes due May 2009, less unamortized discount of $1.1 in 2003 and $1.6 in 2002	248.9	298.5
5.375% Senior Notes due April 2008, less unamortized discount and interest rate swaps of $7.5 in 2003	292.5	—
5.625% Senior Notes due July 2013, less unamortized discount of $1.3 in 2003(2)	398.7	—
6.875% Senior Notes due July 2033, less unamortized discount of $1.6 in 2003(2)	448.4	—
3% Convertible Senior Notes due June 2033(2)	431.3	—
ANZ Credit Facility	—	57.5
Other	10.5	8.0

Total long-term debt, less current portion	2,259.8	868.0

Total debt	$2,280.4	$923.4

(1)
The carrying value of the euro notes increased approximately $42.5 million in 2003, primarily as a result of the strengthening of the euro compared to the U.S. dollar during 2003.

(2)
The Company used an aggregate of $1,298.1 million from the proceeds of these offerings and additional cash on hand to redeem the outstanding shares of its Series A convertible preferred stock.

Senior Notes Issued in July 2003; Recapitalization

In July 2003, the Company issued a total of $1,281.3 million of senior notes in transactions exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act of 1933, as amended. On July 18, 2003, the Company used the net proceeds from these offerings and additional cash on hand to redeem its Series A convertible preferred stock at the redemption price of $51.00 per share, for which the Company used $1,298.1 million of cash, plus an amount equal to dividends accrued from July 1, 2003 through July 17, 2003, for which the Company used $2.4 million of cash. As discussed in "Analysis of Historical Cash Flows — Repurchases of Capital Stock" below and Note 15 to the Company's Consolidated Financial Statements, the Company had previously repurchased an aggregate of 750,600 shares of its Series A convertible preferred stock during 2003, prior to the July 18, 2003 redemption. As discussed in "Analysis of Historical Cash Flows — Debt Repurchase" below and Note 12 to the Company's Consolidated Financial Statements, the Company

subsequently used net cash of $208.2 million to repurchase an aggregate of $172.5 million of its senior notes and to terminate related interest rate swaps.

The senior note offerings consisted of the following:

  •
  $400.0 million aggregate principal amount of 5.625% senior notes due July 15, 2013. Accrued interest on the 5.625% senior notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2004. The net proceeds from this issuance, after deducting the initial purchasers' discount, unamortized bond discount and other offering expenses, were $395.6 million. The carrying value of these notes at December 31, 2003 was $398.7 million, net of unamortized discount.

  •
  $450.0 million aggregate principal amount of 6.875% senior notes due July 15, 2033. Accrued interest on the 6.875% senior notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2004. The net proceeds from this issuance, after deducting the initial purchasers' discount, unamortized bond discount and other offering expenses, were $444.0 million. The carrying value of these notes at December 31, 2003 was $448.4 million, net of unamortized discount.

  •
  $431.3 million aggregate principal amount of 3% convertible senior notes due June 30, 2033. Accrued interest on the 3% convertible senior notes is payable semi-annually in arrears on June 30 and December 30 of each year, commencing on December 30, 2003. The net proceeds from this issuance, after deducting the initial purchasers' discount and other offering expenses, were $421.5 million. The carrying value of these notes at December 31, 2003 was $431.3 million.

    Holders of the convertible senior notes may convert those notes into shares of the Company's common stock at a conversion rate of 14.2857 shares per $1,000 principal amount of the notes, which is equivalent to a conversion price of $70.00 per share, subject to anti-dilution adjustments, before the close of business on June 30, 2033. Holders may convert their convertible senior notes only under the following circumstances: (1) during any calendar quarter, if the closing sale price of the Company's common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during any period in which (i) the long-term credit rating assigned to the notes by Standard & Poor's Rating Services, a division of the McGraw-Hill Companies, or Moody's Investors Services, Inc. is lower than BB+ or Ba2, respectively, (ii) either Standard & Poor's or Moody's no longer rates the notes or has withdrawn or suspended this rating, or (iii) the notes are not assigned a rating by both Standard & Poor's and Moody's; (3) during the five business day period immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each day of that period was less than 98% of the product of the closing sale price of the Company's common stock and the conversion rate; (4) if the notes have been called for redemption; or (5) upon the occurrence of specified corporate events. None of these circumstances that would allow for conversion of the notes has arisen at any time since their issuance.

    The Company has the option to redeem the 3% convertible senior notes beginning July 2, 2007 at a price equal to 101.286% of their aggregate principal amount, declining ratably to 100% of their aggregate principal amount on June 30, 2010.

    The holders of the 3% convertible senior notes have the option to require the Company to repurchase the 3% convertible senior notes on June 30 of 2010, 2013, 2018, 2023 and 2028, or upon the occurrence of a fundamental change in or a termination of trading of the Company's common stock, at a price equal to 100% of their principal amount, plus accrued and unpaid interest.

    In connection with the issuance of the 3% convertible senior notes, on September 5, 2003, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register for resale the 6,160,708 shares of the Company's common stock issuable, subject to anti-dilution adjustments, upon conversion of the notes. The registration statement became effective on January 23, 2004.

5.375% Senior Notes

On April 14, 2003, the Company issued $300.0 million aggregate principal amount of 5.375% senior notes due April 2008 in transactions exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act. Accrued interest on these senior notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2003. The net proceeds from the issuance of these senior notes after deducting the initial purchasers' discount, unamortized bond discount and other offering expenses were $296.1 million.

The carrying value of these notes at December 31, 2003 was $292.5 million, net of unamortized discount and an adjustment to record a decrease in the fair value of the 5.375% senior notes of $6.1 million due to changes in interest rates related to interest rate swaps the Company has entered into with respect to these notes.

The Company may from time to time continue to repurchase or otherwise retire its outstanding indebtedness.

Covenants

Each issue of the Company's outstanding senior notes and the Company's outstanding euro notes imposes limitations on the Company's operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. The 2006 facility contains financial covenants relating to interest coverage, debt leverage and minimum liquidity and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the asbestos settlement agreement discussed above. The ANZ facility contains financial covenants relating to debt leverage, interest coverage and tangible net worth and restrictions on the creation of liens, the incurrence of additional indebtedness and asset sales. The Company was in compliance with these limitations at December 31, 2003. The 2003 facility had similar covenants to those of the ANZ facility. In connection with recording the accounting charge in the fourth quarter of 2002 for the asbestos settlement and related costs (see Note 18 of the Notes to the Consolidated Financial Statements), the Company requested and received a waiver of compliance with the interest coverage and leverage ratios provided for in the 2003 facility. After reflecting such waiver, the Company was in compliance with all applicable requirements of each of the above instruments as December 31, 2002.

Analysis of Historical Cash Flows

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $469.7 million in 2003, $323.9 million in 2002 and $578.7 million in 2001. The increase in 2003 compared with 2002 was primarily due to the following:

  •
  changes in the accounts receivable facility, which is described below;

    and:

  •
  changes in operating assets and liabilities in the ordinary course of business, as discussed below under "Changes in Working Capital."

The decrease in 2002 compared with 2001 was primarily due to the following:

  •
  changes in the accounts receivable facility, which is described below; and

  •
  changes in operating assets and liabilities in the ordinary course of business, as discussed below under "Changes in Working Capital;"

    partially offset by:

  •
  increased earnings, excluding the non-cash impact of the asbestos settlement.

In the fourth quarter of 2001, the Company sold receivables interests totaling $95.6 million to the financial institutions participating in the Company's accounts receivable facility, which is described below. Such receivables interests were not replaced with additional receivables interests in 2002. As a result, the Company recorded cash provided by operating activities totaling $95.6 million in 2001 and an equal and offsetting reduction in the net cash provided by operating activities in 2002. The financial institutions participating in the accounts receivable facility held no receivables interests at the beginning or end of 2003. Therefore, the accounts receivables facility had no effect on net cash provided by operating activities in 2003.

Net Cash Used in Investing Activities

Net cash used in investing activities amounted to $123.4 million in 2003, $96.9 million in 2002 and $177.9 million in 2001. In each year, investing activities consisted primarily of capital expenditures and acquisitions. The increase in net cash used in these activities in 2003 was due to higher capital expenditures. The decrease in net cash used in these activities in 2002 was due to lower levels of capital expenditures and, to a lesser extent, acquisitions. Cash used to complete acquisitions was $2.5 million in 2003, $10.5 million in 2002 and $36.0 million in 2001. In each year, cash used for acquisitions was net of cash acquired in those acquisitions. Cash acquired in acquisitions was not material in 2003, 2002 or 2001. The Company did not assume any debt in acquisitions in 2003 or 2002. In 2001, the Company assumed approximately $19.0 million of debt in acquisitions.

Capital Expenditures

Capital expenditures were $124.3 million in 2003, $91.6 million in 2002 and $146.3 million in 2001. Capital expenditures for the Company's food packaging segment amounted to $86.2 million, $61.8 million and $103.8 million and for the protective and specialty packaging segment amounted to $38.1 million, $29.8 million and $42.4 million in 2003, 2002 and 2001, respectively.

The increase in capital expenditures in 2003 was primarily due to spending related to construction of new plants in the United States and Eastern Europe. The decrease in capital expenditures in 2002 was primarily due to improved productivity of existing assets, which allowed the Company to defer spending on incremental capacity. The Company expects to continue to make capital expenditures as it deems appropriate to expand its business, replace depreciating property, plant and equipment and invest in more efficient capacity and productivity gains. The Company currently anticipates that capital expenditures for the year ended December 31, 2004 will be in the range of $125 million to $150 million. The Company's projection of capital expenditures for 2004 is based upon its capital expenditure budget for 2004, the status of approved but not yet completed capital projects, anticipated future projects and historic spending trends.

Net Cash Used in Financing Activities

Net cash used in financing activities amounted to $108.9 million in 2003, $101.5 million in 2002 and $402.6 million in 2001.

The increase in net cash used in financing activities in 2003 compared with 2002 was primarily due to the following:

  •
  cash of $1,298.1 million used in 2003 to redeem all of the outstanding shares of Series A convertible preferred stock on July 18, 2003, as discussed above;

  •
  cash of $208.2 used to repurchase debt in December 2003, as discussed below;

  •
  an increase of $7.9 million in 2003 compared with 2002 in cash used to purchase the Company's Series A convertible preferred stock, as discussed below;

    partially offset by:

  •
  net cash proceeds of $1,557.2 million from issuance of the 5.375% senior notes in April 2003 and of the 5.625% senior notes, the 6.875% senior notes and the 3% convertible senior notes in July 2003, as discussed above;

  •
  decrease in net debt repayments in the 2003 period of $212.0 million; and

  •
  net proceeds of $13.9 million in 2003 from the Company's termination of U.S. Treasury lock agreements that were entered into to manage interest rate risks arising from the then-planned issuance of the 5.375% senior notes, the 5.625% senior notes and the 6.875% senior notes, as described more fully in "Derivative Financial Instruments" below.

The change in financing activities in 2002 compared with 2001 was primarily due to the following:

  •
  net debt repayments of $35.8 million in 2002 compared to $312.9 million in 2001. During 2001, the Company repaid all amounts outstanding under a former revolving credit facility and most of the borrowings under the 2003 facility, which resulted in lower outstanding bank borrowings at December 31, 2001. All remaining borrowings under the 2003 facility were paid off during 2002; and

  •
  a timing difference relating to the payment of dividends on the Company's outstanding Series A convertible preferred stock arising from the Company's pre-funding in December 2001 of the dividend payable on January 2, 2002;

    partially offset by:

  •
  an increase in cash used of $10.1 million to repurchase shares of the Company's preferred stock.

Repurchases of Capital Stock

During 2003, 2002 and 2001, the Company repurchased 750,600 shares of its Series A convertible preferred stock at a cost of $36.7 million, 782,500 shares of its preferred stock at a cost of approximately $28.8 million, and 524,220 shares of its preferred stock at a cost of approximately $18.8 million, respectively. The average price per share of these preferred stock repurchases was $48.94, $36.85 and $35.78 in 2003, 2002 and 2001, respectively. As discussed in "Outstanding Indebtedness — Senior Notes Issued in July 2003; Recapitalization" above and Notes 12 and 15 to the Company's Consolidated Financial Statements, in July 2003 the Company issued $1,281.3 million of senior notes. The Company used an aggregate of $1,298.1 million from the proceeds of these offerings and additional cash on hand to redeem the outstanding shares of its Series A convertible preferred stock.

The share repurchases described above were made under a program previously adopted by the Company's Board of Directors. The share repurchase program authorized the repurchase of up to approximately 16,977,000 shares of common stock, which included Series A convertible preferred stock on an as-converted basis prior to its redemption. As of December 31, 2003, the Company had repurchased approximately 10,116,000 shares of common stock and preferred stock on an as-converted basis, and the remaining repurchase authorization covered approximately 6,861,000 shares of common stock. The Company may from time to time continue to repurchase its capital stock.

Debt Repurchase

In December 2003, the Company used net cash of $208.2 million to repurchase in the open market $122.5 million face amount of its 8.75% senior notes and $50.0 million face amount of its 6.95% senior notes and to terminate interest rate swaps on the 8.75% senior notes with a total notional amount of $100.0 million. The net cash used of $208.2 million consisted of cash used to purchase the senior notes at a premium plus accrued interest and related fees of $208.9 million and cash received of $0.7 million related to the termination of the interest rate swaps. These repurchases were made at premiums to the face amounts of the notes and, therefore, resulted in a loss of $33.6 million, which the Company reflected in the statement of operations as "Loss on debt repurchase." The Company may from time to time continue to repurchase or otherwise retire its outstanding indebtedness.

Changes in Working Capital

At December 31, 2003, working capital (current assets less current liabilities) was a net asset of $237.4 million compared to a net liability of $96.5 million at December 31, 2002. The net liability position in working capital at the end of December 2002 was primarily due to recording the $512.5 million cash portion of the asbestos settlement liability as a current liability at December 31, 2002.

The increase in the Company's net asset for working capital during 2003 arose primarily from the following changes:

  •
  increase of $41.8 million in inventories, primarily due to $30 million from the effects of foreign currency translation, increased petrochemical-based raw materials costs from December 31, 2002 and quantity increases in the ordinary course of business;

  •
  increase in cash and cash equivalents primarily due to the net cash proceeds of $296.1 million from the April 2003 issuance of the 5.375% senior notes, described above, cash flows generated from operations and the net proceeds of $1,261.1 million from the July 2003 issuance of three series of senior notes, partially offset by $1,298.1 million of cash used for the redemption of the Company's Series A convertible preferred stock;

  •
  increase of $68.4 million in notes and accounts receivable primarily due to $50.9 million from the positive effects of foreign currency translation and, to a lesser extent, an increase in net sales (excluding foreign exchange) during the fourth quarter of 2003 compared to the fourth quarter of 2002; and

  •
  decrease in short-term borrowings primarily due to net repayments;
  partially offset by:

  •
  increase of $24.7 million in accounts payable primarily due to $16.0 million from the effects of foreign currency translation and, to a lesser extent, due to the timing of payments to vendors and the increased levels of inventory as discussed above; and

  •
  increase in other current liabilities, primarily due to the following:

  •
  increase in accrued interest of $27.3 million related to the asbestos settlement liability, $9.9 million from the issuance in April 2003 of the 5.375% senior notes and $32.6 million from the July 2003 issuance of senior notes; partially offset by

  •
  decrease of $13.3 in accrued preferred dividends since all of the outstanding shares of Series A convertible preferred stock were redeemed on July 18, 2003, as discussed above.

Current and Quick Ratios

The ratio of current assets to current liabilities, known as the current ratio, was 1.2 at December 31, 2003 and 0.9 at December 31, 2002. The ratio of current assets less inventory to current liabilities, known as the quick ratio, was 0.9 at December 31, 2003 and 0.6 at December 31, 2002.

Derivative Financial Instruments

U.S. Treasury Lock Agreements

During the three months ended June 30, 2003, the Company entered into U.S. Treasury lock agreements with a total notional amount of $700.0 million that qualified and were designated as cash flow hedges. U.S. Treasury lock agreements are instruments used to manage the risks associated with movements in U.S. Treasury rates. The Company entered into these agreements to manage interest rate risks arising from the planned issuance of the 5.375% senior notes in April 2003 and the planned issuance of the 5.625% senior notes and the 6.875% senior notes in July 2003 (see Note 12). The Company terminated these U.S. Treasury lock agreements prior to June 30, 2003 and received net cash proceeds of $13.9 million. The Company has reflected this amount in other comprehensive income and is amortizing and reflecting it as a net reduction of interest expense over the lives of the respective senior notes. At December 31, 2003, the Company was not party to any U.S. Treasury lock agreements.

Interest Rate Swaps

During 2003, the Company entered into interest rate swaps with a total notional amount of $500.0 million that qualify and were designated as fair value hedges. The interest rate swaps were entered into in order to convert a portion of the 5.375% senior notes and the 8.75% senior notes into floating rate debt.

In connection with the Company's repurchase of a portion of the 8.75% senior notes in December 2003, the Company terminated interest rate swaps with a total notional amount of $100.0 million and received net cash proceeds of $0.7 million.

At December 31, 2003, the Company recorded the following adjustments to long-term debt:

  •
  an adjustment to record a decrease in the fair value of the 5.375% senior notes due to changes in interest rates of $6.1 million and an offsetting adjustment to other liabilities to record the fair value of the related interest rate swaps; and

  •
  an adjustment to record an increase in the fair value of the 8.75% senior notes due to changes in interest rates of $3.8 million and an offsetting adjustment to other assets to record the fair value of the related interest rate swaps.

The Company also reduced interest expense $4.2 million for the year ended December 31, 2003, due to the impact of interest rate swaps that were outstanding during the year.

Foreign Currency Forward Contracts

At December 31, 2003, the Company was party to foreign currency forward contracts, which did not have a significant impact on the Company's liquidity.

For further discussion about these contracts and other financial instruments, see Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."

Series A Convertible Preferred Stock

Prior to its redemption in July 2003, the Company's Series A convertible preferred stock was listed on the New York Stock Exchange and was convertible at any time into approximately 0.885 of a share of common stock for each share of preferred stock. The holders of these shares voted with the holders of the common stock on an as-converted basis and were entitled to receive cumulative cash dividends, when and as declared by the Board of Directors, at an annual rate of $2.00 per share, payable quarterly in arrears on the first business day of the succeeding calendar quarter. The Series A convertible preferred stock ranked senior to the Company's common stock and junior to the Company's indebtedness.

Because it was subject to mandatory redemption, the Series A convertible preferred stock was classified outside of the shareholders' equity section of the consolidated balance sheet. At its date of issuance, the fair value of the Series A convertible preferred stock exceeded its mandatory redemption amount primarily due to the common stock conversion feature. Accordingly, the book value of the Series A convertible preferred stock was reflected in the consolidated balance sheet at its mandatory redemption value.

Shareholders' Equity

The Company's shareholders' equity was $1,123.6 million at December 31, 2003, $813.0 million at December 31, 2002, and $850.2 million at December 31, 2001.

Shareholders' equity increased in 2003 principally due to the following:

  •
  net earnings of $240.4 million;

  •
  reduction of foreign currency translation adjustment of $75.2 million;

  •
  conversion of preferred stock into common stock of $16.9 million;

  •
  the net effect of transactions under the Company's contingent stock plan of $8.3 million;

  •
  the exercise of stock options granted prior to the Cryovac transaction under the Company's stock option plans of $4.7 million;

  •
  unrecognized gain on derivative instruments of $8.0 million, net of income tax, related to the termination of the Company's U.S. Treasury lock agreements discussed above; and

  •
  the Company's contribution of its common stock to its profit sharing plan of $9.8 million;

  partially offset by:

  •
  the Company's redemption of its Series A convertible preferred stock at its redemption price of $51.00 per share, which included a $1.00 per share redemption premium, or $25.5 million in the aggregate; and

  •
  Series A convertible preferred stock dividends of $28.6 million.

Shareholders' equity decreased in 2002 principally due to the following:

  •
  a reduction in retained earnings arising from the Company's net loss of $309.1 million and the payment of preferred stock dividends of $53.8 million; and

  •
  foreign currency translation adjustments of $14.5 million;

  partially offset by:

  •
  the net effect of transactions under the Company's contingent stock plan of $7.3 million;

  •
  the $321.5 million value of the 9,000,000 shares of common stock reserved for issuance related to the asbestos settlement; and

  •
  the excess of book value over the repurchase price of $10.3 million recognized in connection with preferred stock repurchases.

Recently Issued Statements of Financial Accounting Standards, Accounting Guidance and Disclosure Requirements

The Company is subject to numerous recently issued statements of financial accounting standards, accounting guidance and disclosure requirements. Note 19, "New Accounting Pronouncements — Recently Issued Statements of Financial Accounting Standards, Accounting Guidance and Disclosure Requirements," of the Notes to the Consolidated Financial Statements, which is contained in Item 8 of Part II of this Annual Report on Form 10-K, describes these new accounting pronouncements and is incorporated herein by reference.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its results of operations and financial condition are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, known as US GAAP. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Estimates and assumptions are evaluated on an ongoing basis and are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates, and while any differences may be material to the Company's consolidated financial statements, the Company does not believe that the differences, taken as a whole, will be material.

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

Commitments and Contingencies — Litigation — On an ongoing basis, the Company assesses the potential liabilities related to any lawsuits or claims brought against the Company. While it is typically very difficult to determine the timing and ultimate outcome of these actions, the Company uses its best judgment to determine if it is probable that it will incur an expense related to the settlement or final adjudication of these matters and whether a reasonable estimation of the probable loss, if any, can be made. In assessing probable losses, the Company makes estimates of the amount of insurance recoveries, if any. The Company accrues a liability when it believes a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recovery, it is possible that disputed matters may be resolved for amounts materially different from any provisions or disclosures that the Company has previously made.

Impairment of Long-Lived Assets — The Company periodically reviews long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill, in accordance with SFAS No. 142, is reviewed for possible impairment at least annually during the fourth quarter of each fiscal year. A review of goodwill may be initiated prior to conducting the annual analysis if events or changes in circumstances indicate that the carrying value of goodwill may be impaired. Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and possible impairment expense in the Company's consolidated financial statements.

Self-Insurance — The Company retains the obligation for specified claims and losses related to property, casualty, workers' compensation and employee benefit claims. The Company accrues for outstanding reported claims, claims that have been incurred but not reported, and projected claims based upon management's estimates of the aggregate liability for uninsured claims using historical experience, insurance company estimates and the estimated trends in claim values. Although management believes it has the ability to adequately project and record estimated claim payments, actual results could differ significantly from the recorded liabilities.

Pensions — Although the Company maintains a non-contributory profit sharing plan and contributory thrift and retirement savings plans in which most U.S. employees of the Company are eligible to participate, the Company does maintain defined benefit pension plans for a limited number of its U.S. employees and for many of its non-U.S. employees. The Company accounts for these pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions." Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and performance of plan assets. The principal assumptions concern the discount rate used to measure future obligations, the expected future rate of return on plan assets, the expected rate of future compensation increases and various other actuarial assumptions. Changes to these assumptions could have a significant impact on costs and liabilities recorded under SFAS No. 87.

Income Taxes — The Company's deferred tax assets arise from net deductible temporary differences and tax benefit carryforwards. The Company believes that its taxable earnings during the periods when the temporary differences giving rise to deferred tax assets become deductible or when tax benefit carryforwards may be utilized should be sufficient to realize the related future income tax benefits. For those foreign jurisdictions where the expiration date of tax benefit carryforwards or the projected taxable earnings indicate that realization is not likely, a valuation allowance is provided.

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

Forward-Looking Statements

Some of the statements made by the Company in this report, in documents incorporated by reference herein, and in future oral and written statements by the Company, may be forward-looking. These statements reflect the Company's beliefs and expectations as to future events and trends affecting the Company's business, its results of operations and its financial condition. These forward-looking statements are based upon the Company's current expectations concerning future events and discuss, among other things, anticipated future performance and future business plans. Forward-looking statements are identified by such words and phrases as "anticipates," "believes," "could be," "estimates," "expects," "intends," "plans to," "will" and similar expressions. Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside the control of the Company, which could cause actual results to differ materially from these statements.

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

  •
  the approval and implementation of the settlement agreement with the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants in the Grace bankruptcy proceeding;

  •
  other effects on the Company of the bankruptcy filing by Grace and its subsidiaries;

  •
  other legal and environmental proceedings, claims and matters involving the Company;

  •
  the effects of animal and food-related health issues, such as bovine spongiform encephalopathy, also known as BSE or "mad-cow" disease, avian influenza, also known as "bird flu," and foot-and-mouth disease; as well as other health issues affecting trade;

  •
  acts and effects of war or terrorism; and

  •
  changes in domestic or foreign laws, rules or regulations, or governmental or agency actions, including the effects of proposed federal asbestos legislation, if enacted.

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

  2003 Interest Rate Swaps:

  During 2003, the Company entered into interest rate swaps with a total notional amount of $500.0 million that qualify and were designated as fair value hedges. The interest rate swaps were entered into in order to convert a portion of the 5.375% senior notes and the 8.75% senior notes into floating rate debt.

  In connection with the Company's repurchase of a portion of the 8.75% senior notes in December 2003, the Company terminated interest rate swaps with a total notional amount of $100.0 million and received net cash proceeds of $0.7 million.

  At December 31, 2003, the Company recorded the following adjustments to long-term debt:

    •
    an adjustment to record a decrease in the fair value of the 5.375% senior notes due to changes in interest rates of $6.1 million and an offsetting adjustment to other liabilities to record the fair value of the related interest rate swaps; and

    •
    an adjustment to record an increase in the fair value of the 8.75% senior notes due to changes in interest rates of $3.8 million and an offsetting adjustment to other assets to record the fair value of the related interest rate swaps.

  The Company also reduced interest expense $4.2 million for the year ended December 31, 2003, due to the impact of interest rate swaps that were outstanding during the year.

  2002 Interest Rate Swaps:

  In June 2002, the Company entered into two interest rate swap agreements (with a total notional amount of $50.0 million) that were qualified and designated as fair value hedges in accordance with SFAS No. 133. These agreements were entered into in order to convert a portion of the 8.75% senior notes fixed rate debt into floating rate debt. During September 2002, the Company terminated these swaps and reflected a basis adjustment to the 8.75% senior notes for a portion of the cash received of approximately $2.4 million. The Company is amortizing this amount and reflecting it as a component of interest expense over the remaining life of the 8.75% senior notes. The Company was not party to any interest rate swap agreements at December 31, 2002.

At December 31, 2003 and 2002, the Company had no interest rate collars or options outstanding.

The fair value of the Company's fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At December 31, 2003, the carrying value of the Company's total debt, giving effect to the impact of the interest rate swaps, was $2,280.4 million, of which $2,262.2 million was fixed rate debt. At December 31, 2002, the carrying value of the Company's total debt was $923.4 million, of which approximately $812.6 million was fixed rate debt. The estimated fair value of the Company's total debt, giving effect to the impact of the interest rate swaps, which reflects the cost of replacing the Company's fixed rate debt with borrowings at current market rates, was $2,445.3 million at December 31, 2003 compared to $958.3 million at December 31, 2002. A hypothetical 10% decrease in interest rates would result in an increase in the fair value of the total debt balance at December 31, 2003 of $101.2 million. These changes in the fair value of the Company's fixed rate debt do not alter the Company's obligations to repay the outstanding principal amount of this debt.

Foreign Exchange Rates

The Company may use other derivative instruments from time to time, such as foreign exchange options to manage exposure due to foreign exchange rates and interest rate and currency swaps to gain access to additional sources of international financing, while limiting foreign exchange exposure and limiting or adjusting interest rate exposure by swapping borrowings in one currency for borrowings denominated in another currency. At December 31, 2003 and 2002, the Company had no foreign exchange options or interest rate and currency swap agreements outstanding.

The Company uses foreign currency forward contracts to fix the amount payable on transactions denominated in foreign currencies. The terms of these instruments are generally twelve months or less. At December 31, 2003 and 2002, the Company had foreign currency forward contracts with an aggregate notional amount of approximately $161.9 million and $146.9 million, respectively. The estimated fair values of these contracts, which represent the estimated net payments that would be paid or received by the Company in the event of termination of these contracts based on the then current foreign exchange rates, was a net payable of $0.2 million and zero at December 31, 2003 and 2002, respectively. A hypothetical 10% adverse change in foreign exchange rates at December 31, 2003 would have caused the Company to pay approximately $0.4 million to terminate these contracts.

The Company's foreign subsidiaries had outstanding debt of approximately $22.7 million and $322.7 million at December 31, 2003 and 2002, respectively. This debt is generally denominated in the functional currency of the borrowing subsidiary. The Company believes that this enables it to better match operating cash flows with debt service requirements and to better match foreign currency-denominated assets and liabilities, thereby reducing its need to enter into foreign exchange contracts.

Commodities

The Company uses various commodity raw material and energy products in conjunction with its manufacturing processes. Generally, the Company acquires these components at market prices and does not use financial instruments to hedge commodity prices. As a result, the Company is exposed to market risks related to changes in commodity prices of these components.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sealed Air Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 19 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002.

KPMG LLP
Short Hills, New Jersey
January 26, 2004

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2003, 2002 and 2001
(In millions of dollars, except for per share data)

	2003	2002	2001
Net sales	$3,531.9	$3,204.3	$3,067.5
Cost of sales	2,419.1	2,146.7	2,077.2

Gross profit	1,112.8	1,057.6	990.3
Marketing, administrative and development expenses	574.1	542.5	513.1
Goodwill amortization	—	—	57.0
Restructuring and other (credits) charges	(0.5)	(1.3)	32.8

Operating profit	539.2	516.4	387.4
Interest expense	(134.3)	(65.3)	(76.4)
Asbestos settlement and related costs	(2.8)	(850.1)	(12.0)
Loss on debt repurchase	(33.6)	—	—
Other income (expense), net	8.4	7.1	(1.5)

Earnings (loss) before income taxes	376.9	(391.9)	297.5
Income tax expense (benefit)	136.5	(82.8)	140.8

Net earnings (loss)	$240.4	$(309.1)	$156.7

Less: Excess of redemption price over book value of Series A convertible preferred stock	25.5	—	—
Add: Excess of book value over repurchase price of Series A convertible preferred stock	0.8	10.3	7.4
Less: Series A convertible preferred stock dividends	28.6	53.8	55.0

Net earnings (loss) ascribed to common shareholders	$187.1	$(352.6)	$109.1

Earnings (loss) per common share:
Basic	$2.21	$(4.20)	$1.30

Diluted	$2.00	$(4.30)	$1.22

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2003 and 2002
(In millions of dollars, except share data)

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$365.0	$126.8
Notes and accounts receivable, net of allowances for doubtful accounts of $17.9 in 2003 and $18.7 in 2002	615.2	546.8
Inventories	371.2	329.4
Prepaid expenses and other current assets	18.8	11.7
Deferred income taxes	57.6	41.6

Total current assets	1,427.8	1,056.3
Property and equipment, net	1,042.4	1,013.0
Goodwill	1,939.5	1,926.2
Deferred income taxes	85.0	84.3
Other assets	209.4	181.0

Total Assets	$4,704.1	$4,260.8

Liabilities, Preferred Stock and Shareholders' Equity
Current liabilities:
Short-term borrowings	$18.2	$53.4
Current portion of long-term debt	2.4	2.0
Accounts payable	191.7	167.0
Deferred income taxes	5.8	4.3
Asbestos settlement liability	512.5	512.5
Other current liabilities	459.8	413.6

Total current liabilities	1,190.4	1,152.8
Long-term debt, less current portion	2,259.8	868.0
Deferred income taxes	34.9	31.0
Other liabilities	95.4	69.0

Total Liabilities	3,580.5	2,120.8

Commitments and contingencies (Note 18)
Authorized 50,000,000 preferred shares. Series A convertible preferred stock, $50.00 per share redemption value, no shares authorized in 2003 and 27,365,594 shares authorized in 2002, no shares outstanding in 2003 due to redemption of all outstanding shares on July 18, 2003 and 26,540,099 shares outstanding in 2002, mandatory redemption in 2018	—	1,327.0

Shareholders' equity:
Common stock, $.10 par value per share. Authorized 400,000,000 shares; issued 85,547,227 shares in 2003 and 84,764,347 shares in 2002	8.6	8.5
Cost of treasury common stock, 461,785 shares in 2003 and 723,415 shares in 2002	(19.6)	(31.1)
Common stock reserved for issuance related to asbestos settlement, 9,000,000 shares, $.10 par value per share in 2003 and 2002	0.9	0.9
Additional paid-in capital	1,046.9	1,037.1
Retained earnings	243.7	31.9
Deferred compensation	(16.3)	(9.9)

	1,264.2	1,037.4

Minimum pension liability	(1.6)	(2.2)
Accumulated translation adjustment	(147.0)	(222.2)
Unrecognized gain on derivative instruments	8.0	—

Accumulated other comprehensive loss	(140.6)	(224.4)

Total Shareholders' Equity	1,123.6	813.0

Total Liabilities, Preferred Stock and Shareholders' Equity	$4,704.1	$4,260.8

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2003, 2002 and 2001
(In millions of dollars)

		Common Stock Reserved for Issuance Related to Asbestos Settlement
							Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Treasury Common Stock	Accumulated Translation Adjustment	Unrecognized Gain (Loss) on Derivative Instruments	Minimum Pension Liability	Total
Balance at December 31, 2000	$8.4	$—	$689.1	$293.1	$(17.1)	$(31.1)	$(187.8)	$—	$(1.5)	$753.1

Effect of contingent stock transactions, net	—	—	1.7	—	6.1	—	—	—	—	7.8
Shares issued for non-cash compensation	—	—	0.3	—	—	—	—	—	—	0.3
Exercise of stock options	—	—	0.5	—	—	—	—	—	—	0.5
Purchase of preferred stock	—	—	7.5	—	—	—	—	—	—	7.5
Conversion of preferred stock	—	—	—	—	—	—	—	—	—	—
FAS 87 pension adjustment	—	—	—	—	—	—	—	—	(0.7)	(0.7)
Foreign currency translation	—	—	—	—	—	—	(19.9)	—	—	(19.9)
Unrecognized loss on derivative instruments	—	—	—	—	—	—	—	(0.1)	—	(0.1)
Net earnings	—	—	—	156.7	—	—	—	—	—	156.7
Dividends on preferred stock	—	—	—	(55.0)	—	—	—	—	—	(55.0)

Balance at December 31, 2001	8.4	—	699.1	394.8	(11.0)	(31.1)	(207.7)	(0.1)	(2.2)	850.2

Effect of contingent stock transactions, net	0.1	—	6.1	—	1.1	—	—	—	—	7.3
Shares issued for non-cash compensation	—	—	0.1	—	—	—	—	—	—	0.1
Exercise of stock options	—	—	0.9	—	—	—	—	—	—	0.9
Purchase of preferred stock	—	—	10.3	—	—	—	—	—	—	10.3
Conversion of preferred stock	—	—	—	—	—	—	—	—	—	—
FAS 87 pension adjustment	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	(14.5)	—	—	(14.5)
Unrecognized gain on derivative instruments	—	—	—	—	—	—	—	0.1	—	0.1
Net loss	—	—	—	(309.1)	—	—	—	—	—	(309.1)
Dividends on preferred stock	—	—	—	(53.8)	—	—	—	—	—	(53.8)
Common stock reserved for issuance related to the asbestos settlement	—	0.9	320.6	—	—	—	—	—	—	321.5

Balance at December 31, 2002	8.5	0.9	1,037.1	31.9	(9.9)	(31.1)	(222.2)	—	(2.2)	813.0

Effect of contingent stock transactions, net	0.1	—	14.6	—	(6.4)	—	—	—	—	8.3
Shares issued for non-cash compensation	—	—	(1.7)	—	—	11.5	—	—	—	9.8
Exercise of stock options	—	—	4.7	—	—	—	—	—	—	4.7
Redemption of preferred stock	—	—	(25.5)	—	—	—	—	—	—	(25.5)
Purchase of preferred stock	—	—	0.8	—	—	—	—	—	—	0.8
Conversion of preferred stock	—	—	16.9	—	—	—	—	—	—	16.9
FAS 87 pension adjustment	—	—	—	—	—	—	—	—	0.6	0.6
Foreign currency translation	—	—	—	—	—	—	75.2	—	—	75.2
Unrecognized gain on derivative instruments	—	—	—	—	—	—	—	8.0	—	8.0
Net earnings	—	—	—	240.4	—	—	—	—	—	240.4
Dividends on preferred stock	—	—	—	(28.6)	—	—	—	—	—	(28.6)

Balance at December 31, 2003	$8.6	$0.9	$1,046.9	$243.7	$(16.3)	$(19.6)	$(147.0)	$8.0	$(1.6)	$1,123.6

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2003, 2002 and 2001
(In millions of dollars)

	2003	2002	2001
Cash flows from operating activities:
Net earnings (loss)	$240.4	$(309.1)	$156.7
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	154.1	144.1	141.7
Other amortization, including goodwill in 2001	19.1	20.9	78.9
Amortization of bond discount	0.9	0.7	0.6
Amortization of terminated treasury lock agreements	(0.5)	—	—
Non-cash portion of restructuring and other charges (credits)	—	—	7.3
Non-cash portion of asbestos settlement	—	321.5	—
Deferred tax provisions	(23.4)	(257.2)	(9.1)
Net loss on long-term debt repurchased	33.6	—	—
Net loss (gain) on disposals of property and equipment	2.3	0.1	(0.2)
Changes in operating assets and liabilities, net of businesses acquired:
Change in the Receivables Facility	—	(95.6)	95.6
Change in notes and accounts receivable, net of Receivables Facility	(20.3)	(22.7)	27.1
Inventories	(11.6)	(32.6)	16.5
Other current assets	(5.4)	(2.1)	(1.7)
Other assets	(0.9)	(20.0)	(3.9)
Accounts payable	9.2	23.7	(5.7)
Income taxes payable	4.0	12.7	35.7
Asbestos settlement liability	—	512.5	—
Other current liabilities	57.5	25.1	40.3
Other liabilities	10.7	1.9	(1.1)

Net cash provided by operating activities	469.7	323.9	578.7

Cash flows from investing activities:
Capital expenditures for property and equipment	(124.3)	(91.6)	(146.3)
Proceeds from sales of property and equipment	3.4	5.2	4.4
Businesses acquired in purchase transactions, net of cash acquired	(2.5)	(10.5)	(36.0)

Net cash used in investing activities	(123.4)	(96.9)	(177.9)

Cash flows from financing activities:
Proceeds from long-term debt	1,582.0	281.4	482.4
Payment of long-term debt	(276.7)	(240.0)	(631.5)
Payment of senior debt issuance costs	(19.5)	—	(2.2)
Net proceeds from the termination of interest rate swap agreements	0.7	2.7	—
Net proceeds from the termination of treasury lock agreements	13.9	—	—
Net payments of short-term borrowings	(37.3)	(77.1)	(163.8)
Repurchases of preferred stock	(36.7)	(28.8)	(18.8)
Redemption of preferred stock	(1,298.1)	—	—
Dividends paid on preferred stock	(41.9)	(40.5)	(69.2)
Proceeds from stock option exercises	4.7	0.8	0.5

Net cash used in financing activities	(108.9)	(101.5)	(402.6)

Effect of exchange rate changes on cash and cash equivalents	0.8	(12.5)	4.4

Cash and cash equivalents:
Net change during the period	238.2	113.0	2.6
Balance, beginning of period	126.8	13.8	11.2

Balance, end of period	$365.0	$126.8	$13.8

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2003, 2002 and 2001
(In millions of dollars)

	2003	2002	2001
Net earnings (loss)	$240.4	$(309.1)	$156.7
Other comprehensive income (loss):
Minimum pension liability, net of income tax expense (benefit) of $0.5, $0.1 and $(0.5) in 2003, 2002 and 2001, respectively	0.6	—	(0.7)
Unrecognized gain (loss) on derivative instruments, net of income tax expense (benefit) of $5.3, $0.1 and $(0.1), in 2003, 2002 and 2001, respectively	8.0	0.1	(0.1)
Foreign currency translation adjustments	75.2	(14.5)	(19.9)

Comprehensive income (loss)	$324.2	$(323.5)	$136.0

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in tables in millions of dollars, except share and per share data)

Note 1 General

Sealed Air Corporation (the "Company"), operating through its subsidiaries, manufactures and sells a wide range of food, protective and specialty packaging products.

The Company conducts substantially all of its business through two direct wholly-owned subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US). These two subsidiaries directly and indirectly own substantially all of the assets of the business and conduct operations themselves and through subsidiaries around the globe. The Company adopted this corporate structure in connection with the Cryovac transaction. See Note 18 for a description of the Cryovac transaction and related terms used in these notes.

Note 2 Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company has eliminated all significant intercompany transactions and balances in consolidation.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. These estimates include assessing the collectibility of accounts receivable, the use and recoverability of inventory, the realization of deferred tax assets, useful lives and recoverability of tangible and intangible assets and accruals for commitments and contingencies, among others. The Company reviews estimates and assumptions periodically and reflects the effects of revisions in the consolidated financial statements in the period it determines any revisions to be necessary. Actual results could differ from these estimates.

Revenue Recognition

The Company's revenue earning activities primarily involve manufacturing and selling goods, and the Company considers revenues to be earned when the Company has completed the process by which it is entitled to receive revenue. The following criteria are used for revenue recognition: persuasive evidence that an arrangement exists, shipment has occurred, selling price is fixed or determinable, and collection is reasonably assured.

Cash and Cash Equivalents

The Company considers investments with original maturities of three months or less to be cash equivalents. The Company's policy is to invest cash in excess of short-term operating and debt service requirements in cash equivalents. These instruments are stated at cost, which approximates market value because of the short maturity of the instruments.

Allowance for Doubtful Accounts

The Company maintains accounts receivable allowances for estimated losses resulting from the inability of its customers to make required payments. Additional allowances may be required if the financial condition of the Company's customers deteriorates.

Commitments and Contingencies — Litigation

On an ongoing basis, the Company assesses the potential liabilities related to any lawsuits or claims brought against the Company. While it is typically very difficult to determine the timing and ultimate outcome of these actions, the Company uses its best judgment to determine if it is probable that it will incur an expense related to the settlement or final adjudication of these matters and whether a reasonable estimation of the probable loss, if any, can be made. In assessing probable losses, the Company makes estimates of the amount of insurance recoveries, if any. The Company accrues a liability when it believes a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recovery, it is possible that disputed matters may be resolved for amounts materially different from any provisions or disclosures that the Company has previously made.

Self-Insurance

The Company retains the obligation for specified claims and losses related to property, casualty, workers' compensation and employee benefit claims. The Company accrues for outstanding reported claims, claims that have been incurred but not reported and projected claims based upon management's estimates of the aggregate liability for uninsured claims using historical experience, insurance company estimates and the estimated trends in claim values. Although management believes it has the ability to adequately project and record estimated claim payments, it is possible that actual results could differ significantly from the recorded liabilities.

Pensions

Although the Company maintains a non-contributory profit sharing and contributory thrift and retirement savings plans in which most U.S. employees of the Company are eligible to participate, the Company also maintains defined benefit pension plans for a limited number of its U.S. and for many of its non-U.S. employees. The Company accounts for these pension plans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions." Under these accounting standards, the Company makes assumptions regarding the valuation of benefit obligations and performance of plan assets. The principal assumptions concern the discount rate used to measure future obligations, the expected future rate of return on plan assets, the expected rate of future compensation increases and various other actuarial assumptions. Changes to these assumptions could have a significant impact on costs and liabilities recorded under SFAS No. 87.

Financial Instruments

The Company has limited involvement with derivative financial instruments. The Company may use cross currency swaps, interest rate swaps, caps and collars, U.S. Treasury lock agreements and foreign exchange forward contracts and options relating to the Company's borrowing and trade activities. The Company may use these financial instruments from time to time to manage its exposure to fluctuations in interest rates and foreign exchange rates. The Company does not purchase, hold or sell derivative financial instruments for trading or speculative purposes. The Company faces credit risk if the counterparties to these transactions are unable to perform their obligations. However, the Company seeks to minimize this risk by entering into transactions with counterparties that are major financial institutions with high credit ratings.

Effective January 1, 2001, the Company accounts for derivative transitions in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, referred to collectively as SFAS No. 133, which requires that the Company report all derivative instruments on its balance sheet at fair value and establish criteria for designation and effectiveness of transactions entered into for hedging purposes. Prior to entering into any derivative transaction, the Company identifies the specific financial risk it faces, the appropriate hedging instrument to use to reduce the risk and the correlation between the financial risk and the hedging instrument. The Company uses purchase orders and historical data as the basis for determining the anticipated values of the transactions to be hedged. The Company does not enter into derivative transactions that do not have a high correlation with the underlying financial risk. The Company regularly reviews its hedge positions and the correlation between the transaction risks and the hedging instruments.

The Company accounts for derivative instruments as hedges of the related underlying risks if the Company designates these derivative instruments as hedges and the derivative instruments are effective as hedges of recognized assets or liabilities, forecasted transactions, unrecognized firm commitments or forecasted intercompany transactions.

The Company records gains and losses on derivatives qualifying as cash flow hedges in other comprehensive income (loss), to the extent that hedges are effective and until the underlying transactions are recognized in the consolidated statement of operations, at which time the Company recognizes the gains and losses in the consolidated statement of operations. The Company recognizes gains and losses on qualifying fair value hedges and the related loss or gain on the hedged item attributable to the hedged risk in the consolidated statement of operations.

The Company's practice is to terminate derivative transactions if the underlying asset or liability matures or is sold or terminated, or if the Company determines the underlying forecasted transaction is no longer probable of occurring.

Accounts Receivable Securitization

The Company's two primary U.S. operating subsidiaries are party to an accounts receivable securitization program under which they can sell eligible U.S. accounts receivable to an indirectly wholly-owned subsidiary of the Company that was formed for the sole purpose of entering into this program. The wholly-owned subsidiary in turn sells an undivided ownership interest in these receivables to a bank or an issuer of commercial paper administered by that bank. The wholly-owned subsidiary retains the receivables it purchases from the two operating subsidiaries, except those as to which it sells interests to the bank or to the issuer of commercial paper. The Company removes the transferred undivided ownership interest amounts from its consolidated balance sheets at that time and reflects the proceeds from the sale in cash provided by operating activities in the consolidated statement of cash flows. The Company reflects retained receivables in notes and accounts receivable on its consolidated balance sheets, and the carrying amounts thereof approximate fair value because of the relatively short-term nature of the receivables. The Company reflects costs associated with the sale of receivables in other income (expense), net, in the Company's consolidated statements of operations.

Inventories

The Company determines the cost of most U.S. inventories on a last-in, first-out or LIFO cost flow basis. The cost of U.S. equipment inventories and most non-U.S. inventories are determined on a first-in, first-out or FIFO cost flow basis. The Company states inventories at the lower of cost or market.

Property and Equipment

The Company states property and equipment at cost, except for property and equipment that have been impaired, for which the Company reduces the carrying amount to the estimated fair value at the impairment date. The Company capitalizes significant improvements; the Company charges repairs and maintenance costs that do not extend the lives of the assets to expense as incurred. The Company removes the cost and accumulated depreciation of assets sold or otherwise disposed of from the accounts and recognizes any resulting gain or loss upon the disposition of the assets.

The Company depreciates the cost of property and equipment over their estimated useful lives on a straight-line basis as follows: buildings — 20 to 40 years; machinery and other property and equipment — 3 to 20 years.

Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of the purchase price of net tangible and identifiable intangible assets acquired in business combinations over their estimated fair value. The Company reflects identifiable intangible assets in other assets at cost. These assets consist primarily of patents, licenses, trademarks and non-compete agreements. The Company amortizes them over the shorter of their legal lives or their estimated useful lives on a straight-line basis, generally ranging from 3 to 20 years. Identifiable intangibles, other than goodwill, individually and in the aggregate, comprise less than 5% of the Company's consolidated assets and therefore are immaterial to the Company's consolidated balance sheets.

In July 2001, the Financial Accounting Standards Board or the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that companies use the purchase method of accounting for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that companies no longer amortize goodwill and intangible assets with indefinite useful lives, but instead test for impairment on a reporting unit basis at least annually in accordance with the provisions of SFAS No. 142. A company may initiate a review of goodwill prior to conducting the annual analysis if events or changes in circumstances indicate that the carrying value of goodwill may be impaired. A reporting unit is the operating segment unless, at businesses one level below that operating segment — the "component" level — discrete financial information is prepared and regularly reviewed by management, and the component has economic characteristics that are different from the economic characteristics of the other components of the operating segment, in which case the component is the reporting unit. A company must use a fair value approach to test goodwill for impairment. A company must recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. The Company derives an estimate of fair values for the Company as a whole and for each of the Company's reporting units using various methods, such as discounted cash flows, equity market capitalization and comparative market multiples. The Company performs this annual test for impairment during the fourth quarter of each year. This standard also requires that the Company amortize intangible assets with definite useful lives over their respective estimated useful lives to their estimated residual values and review these for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

The Company adopted the provisions of SFAS No. 141 upon issuance and adopted SFAS No. 142 effective January 1, 2002. The Company did not amortize any goodwill or any intangible assets determined to have an indefinite useful life that were acquired in a purchase business combination completed after June 30, 2001, but evaluated these for impairment. The Company amortized goodwill and intangible assets acquired in business combinations completed before July 1, 2001 through the end of 2001.

Impairment of Long-Lived Assets

The Company periodically reviews long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairments when the expected future undiscounted cash flows derived from long-lived assets are less than their carrying value. For these cases, the Company recognizes losses in an amount equal to the difference between the fair value and the carrying amount. The Company records assets to be disposed of by sale or abandonment, where management has the current ability to remove these assets from operations, at the lower of carrying amount or fair value less cost of disposition. The Company suspends depreciation for these assets during the disposal period, which is generally less than one year. Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and possible impairment expense in the Company's consolidated financial statements.

Stock-Based Compensation

The Company follows the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure." As permitted by SFAS No. 123, the Company continues to follow the measurement provisions of Accounting Principles Board Opinion or APB No. 25, "Accounting for Stock Issued to Employees."

Contingent Stock Plan

The Company's primary stock-based employee compensation program is a contingent stock plan. See Note 15 for further information on this plan. The Company has adopted only the disclosure provisions of SFAS No. 123 but applies APB No. 25 and related interpretations in accounting for the contingent stock plan. Since the compensation cost under this plan is consistent with the compensation cost that the Company would have recognized for such plan under the provisions of SFAS No. 123, the pro forma disclosure requirements under SFAS No. 123 are not applicable for this plan.

Terminated Stock Option Plans

The Company terminated stock option plans in which specified employees of the Cryovac packaging business participated prior to March 31, 1998 as of that date in connection with the Cryovac transaction (see Note 18), except with respect to options that remained outstanding as of that date. All of these options had been granted at an exercise price equal to their fair market value on the date of grant.

The Company has adopted only the disclosure provisions of SFAS No. 123, but applies APB No. 25 and related interpretations in accounting for these stock options. All options outstanding upon the termination of the stock option plans in 1998 had fully vested prior to December 31, 2000; therefore, there is no pro forma effect on earnings and earnings per common share as a result of applying SFAS No. 123 for years subsequent to 2000.

Foreign Currency Translation

In non-U.S. locations that are not considered highly inflationary, the Company translates the balance sheets at the end of period exchange rates with translation adjustments accumulated in shareholders' equity. The Company translates statements of operations at the average exchange rates during the applicable period. The Company translates assets and liabilities of its operations in countries with highly inflationary economies at the end of period exchange rates, except that it translates certain financial statement amounts at historical exchange rates. The Company translates items reflected in statements of operations of its operations in countries with highly inflationary economies at average rates of exchange prevailing during the period, except that it translates specified financial statement amounts at historical exchange rates.

Income Taxes

The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. The Company's non-U.S. subsidiaries file income tax returns in their respective local jurisdictions. The Company provides for income taxes on those portions of its foreign subsidiaries' accumulated earnings that it believes are not reinvested indefinitely in their businesses.

The Company accounts for income taxes under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax benefit carryforwards. The Company determines deferred tax liabilities and assets at the end of each period using enacted tax rates.

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

In assessing the need for a valuation allowance, the Company estimates future taxable earnings, with consideration for the feasibility of ongoing tax planning strategies and the realizability of tax benefit carryforwards, to determine which deferred tax assets are more likely than not to be realized in the future. Changes to tax laws, changes to statutory tax rates and future taxable earnings can affect valuation allowances related to deferred tax assets. In the event that actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially affect the Company's consolidated financial statements.

Research and Development

The Company expenses research and development costs as incurred. Research and development costs were $69.0 million, $59.3 million and $55.8 million in 2003, 2002 and 2001, respectively.

Earnings (Loss) per Common Share

The Company calculates basic earnings (loss) per common share by dividing net earnings (loss) ascribed to common shareholders by the weighted average common shares outstanding for the period. Net earnings (loss) ascribed to common shareholders represents net earnings (loss) adjusted for gains (losses) attributable to the repurchase or redemption of preferred stock for an amount below or above its book value, less preferred stock dividends. The computation of diluted earnings (loss) per common share is similar, except that the weighted average common shares outstanding for the period are adjusted to reflect the potential issuance of dilutive shares, and the related change in net earnings (loss) ascribed to common shareholders that would occur is factored into the calculation.

Environmental Expenditures

The Company expenses or capitalizes environmental expenditures that relate to ongoing business activities, as appropriate. The Company expenses expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future net sales. The Company records liabilities when it determines that environmental assessments or remediation expenditures are probable and that it can reasonably estimate the cost or a range of costs associated therewith.

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

The Food Packaging segment consists primarily of flexible materials and related systems such as shrink bag and film products, laminated films, and packaging systems marketed primarily under the Cryovac® trademark for packaging a broad range of perishable foods. Also included in this segment are rigid packaging and absorbent pads such as foam and solid plastic trays and containers for the packaging of a wide variety of food products and absorbent pads used for the packaging of meat, fish and poultry. Net sales of flexible materials and related systems were: 2003 — $1,835.1 million; 2002 — $1,657.2 million; and 2001 — $1,592.1 million. Net sales of rigid packaging and absorbent pads were: 2003 — $350.6 million; 2002 — $300.9 million; and 2001 — $288.2 million. The Company primarily sells products in this segment to food processors, distributors and food service businesses.

The Protective and Specialty Packaging segment consists primarily of cushioning and surface protection products such as Bubble Wrap® cushioning and other air cellular cushioning materials; shrink and non-shrink films principally for non-food applications; polyurethane foam packaging systems sold under the Instapak® trademark; polyethylene foam sheets and planks; Jiffy® mailers and bags and other protective and durable mailers and bags; paper-based protective packaging materials; suspension and retention packaging; inflatable packaging; and packaging systems. Net sales of cushioning and surface protection products were: 2003 — $1,298.3 million; 2002 — $1,201.4 million; and 2001 — $1,153.1 million. Net sales of other products for 2003, 2002 and 2001 were approximately 1% of consolidated net sales. The Company primarily sells products in this segment to distributors and manufacturers in a wide variety of industries.

	2003	2002	2001
Net sales
Food Packaging	$2,185.7	$1,958.1	$1,880.3
Protective and Specialty Packaging	1,346.2	1,246.2	1,187.2

Total	$3,531.9	$3,204.3	$3,067.5

Operating profit
Food Packaging	$361.6	$325.3	$287.7
Protective and Specialty Packaging	209.5	219.4	211.0

Total segments	571.1	544.7	498.7
Restructuring and other credits (charges)(1)	0.5	1.3	(32.8)
Unallocated corporate operating expenses (including goodwill amortization of $57.0 in 2001)(2)	(32.4)	(29.6)	(78.5)

Total	$539.2	$516.4	$387.4

Depreciation and amortization(3)
Food Packaging	$110.5	$105.9	$105.3
Protective and Specialty Packaging	62.7	59.1	57.4

Total segments	173.2	165.0	162.7
Corporate (including goodwill amortization in 2001)	—	—	57.9

Total	$173.2	$165.0	$220.6

Capital expenditures(3)
Food Packaging	$86.2	$61.8	$103.8
Protective and Specialty Packaging	38.1	29.8	42.5

Total	$124.3	$91.6	$146.3

Assets(3)
Food Packaging	$1,750.9	$1,476.2	$1,284.1
Protective and Specialty Packaging	957.0	841.1	704.2

Total segments	2,707.9	2,317.3	1,988.3
Corporate (including goodwill of $1,939.5, $1,926.2 and $1,913.0 in 2003, 2002 and 2001, respectively)	1,996.2	1,943.5	1,919.6

Total	$4,704.1	$4,260.8	$3,907.9

(1)
In 2003, includes a credit of $0.3 for Food Packaging and a credit of $0.2 for Protective and Specialty Packaging. In 2002, includes a credit of $3.0 for Food Packaging and a charge of $1.6 for Protective and Specialty Packaging. In 2001 includes a $21.1 charge related to the Food Packaging segment (including a net non-cash charge of $1.4) and a $11.7 charge related to the Protective and Specialty Packaging segment (including a net non-cash charge of $5.9).

(2)
Unallocated corporate expenses in 2001 consisted primarily of goodwill amortization and global information technology costs. Unallocated corporate expenses in 2003 and 2002 consisted primarily of global information technology costs.

(3)
The Company uses plant, equipment and other resources of the Food Packaging segment to manufacture films sold by the Protective and Specialty Packaging segment for non-food applications. The Company allocates a proportionate share of capital expenditures, assets, depreciation and other costs of manufacturing to the Protective and Specialty Packaging segment.

Note 3 Business Segment Information (Continued)

Geographic Information

	2003	2002	2001
Net sales:(1)
United States	$1,844.8	$1,758.8	$1,680.2
Canada	113.7	100.8	93.5
Europe	968.8	819.5	775.7
Latin America	228.1	217.0	225.6
Asia Pacific	376.5	308.2	292.5

Total	$3,531.9	$3,204.3	$3,067.5

Total long-lived assets:(1)
United States(2)	$2,592.5	$2,589.1	$2,606.7
Canada	30.4	27.3	27.0
Europe	371.3	328.9	309.2
Latin America	46.2	43.8	63.4
Asia Pacific	150.9	131.1	119.6

Total	$3,191.3	$3,120.2	$3,125.9

(1)
Net sales attributed to the geographic areas represent trade sales to external customers. No non-U.S. country has net sales in excess of 10% of consolidated net sales or long-lived assets in excess of 10% of consolidated long-lived assets.

(2)
Includes goodwill, net, of $1,939.5, $1,926.2 and $1,913.0 in 2003, 2002 and 2001.

Goodwill by Reportable Business Segment

In accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," and because the Company's management views goodwill as a corporate asset, the Company has allocated all of its goodwill to the corporate level rather than to the individual segments. However, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company has allocated goodwill to each reportable segment in order to perform its annual impairment review of goodwill, which it does during the fourth quarter of each year. See Note 19 for a discussion of the annual goodwill impairment review.

The allocation of goodwill in accordance with SFAS No. 142 for the years ended December 31, 2003 and 2002 was as follows:

	Balance at Beginning of Period	Goodwill Acquired During the Year	Foreign Currency Translation	Balance at End of Period
Year Ended December 31, 2003
Food Packaging	$535.3	$—	$11.9	$547.2
Protective and Specialty Packaging	1,390.9	0.5	0.9	1,392.3

Total	$1,926.2	$0.5	$12.8	$1,939.5

Year Ended December 31, 2002
Food Packaging	$528.9	$—	$6.4	$535.3
Protective and Specialty Packaging	1,384.1	7.3	(0.5)	1,390.9

Total	$1,913.0	$7.3	$5.9	$1,926.2

Note 4 Accounts Receivable Securitization

In December 2001, the Company and a group of its U.S. subsidiaries entered into an accounts receivable securitization program with a bank and an issuer of commercial paper administered by the bank.

Under this receivables facility, the Company's two primary operating subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US), sell all of their eligible U.S. accounts receivable to Sealed Air Funding Corporation, an indirectly wholly-owned subsidiary of the Company that was formed for the sole purpose of entering into the receivables facility. Sealed Air Funding in turn may sell undivided ownership interests in these receivables to the bank and the issuer of commercial paper, subject to specified conditions, up to a maximum of $125.0 million of receivables interests outstanding from time to time.

Sealed Air Funding retains the receivables it purchases from the operating subsidiaries, except those as to which it sells receivables interests to the bank or the issuer of commercial paper. The Company has structured the sales of accounts receivable by the operating subsidiaries to Sealed Air Funding, and the sales of receivables interests from Sealed Air Funding to the bank and the issuer of commercial paper, as "true sales" under applicable laws. The assets of Sealed Air Funding are not available to pay any creditors of the Company or of its subsidiaries or affiliates. The Company accounts for these transactions as sales of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities."

To secure the performance of their obligations under the receivables facility, Sealed Air Funding and the operating subsidiaries granted a first priority security interest to the bank, as agent, in accounts receivable owned by them, proceeds and collections of those receivables and other collateral. The bank and the issuer of commercial paper have no recourse to the Company's, the operating subsidiaries' or Sealed Air Funding's other assets for any losses resulting from the financial inability of customers to pay amounts due on the receivables when they become due. As long as a termination event with respect to the receivables facility has not occurred, the operating subsidiaries service, administer and collect the receivables under the receivables facility as agents on behalf of Sealed Air Funding, the bank and the issuer of commercial paper. Prior to a termination event under the receivables facility, Sealed Air Funding uses collections of receivables not otherwise required to be paid to the bank or the issuer of commercial paper to purchase new eligible receivables from the operating subsidiaries. The Company has undertaken to cause the operating subsidiaries to perform their obligations under the receivables facility.

The scheduled expiration date for the receivables facility is December 7, 2004. The parties amended the receivables facility on April 2, 2003 to provide that Sealed Air Funding could sell receivables interests aggregating up to $60.0 million, originated only by Sealed Air Corporation (US), to the bank or the issuer of commercial paper until a definitive asbestos settlement agreement, satisfactory to the bank, had been entered into. The receivables facility again became available for the sale of receivables interests originated by Cryovac, Inc. as well as Sealed Air Corporation (US), up to the original maximum of $125.0 million of receivables interests provided for by the receivables facility, on January 26, 2004.

The parties also amended the receivables facility on April 2, 2003 to exclude the charge for the asbestos litigation settlement reflected in the Company's consolidated statement of operations for the year ended December 31, 2002 from the calculation of the interest coverage and leverage ratios provided for in the receivables facility. The Company must comply with these interest coverage and leverage ratio covenants contained in the receivables facility in order to use the facility. The Company was in compliance with these ratios at December 31, 2003.

Under limited circumstances, the bank and the issuer of commercial paper can terminate purchases of receivables interests prior to the above dates. A downgrade of the Company's long-term senior unsecured debt to BB- or below by Standard & Poor's Rating Services or Ba3 or below by Moody's Investors Service, Inc., or failure to comply with interest coverage and debt leverage ratios could result in termination of the receivables facility. In connection with recording the accounting charge in the fourth quarter of 2002 for the asbestos settlement and related costs, the Company requested and received a waiver of compliance with the interest coverage and leverage ratios provided for in the receivables facility. After reflecting this waiver, the Company was in compliance with the requirements of the receivables facility as of December 31, 2002.

The operating subsidiaries did not sell any receivables interests under the receivables facility during 2003, and therefore the Company did not remove any related amounts from the consolidated assets reflected on the Company's consolidated balance sheet at December 31, 2003.

During 2002, Sealed Air Funding sold receivables interests to the issuer of commercial paper from time to time; however, as of December 31, 2002, neither the bank nor the issuer of commercial paper held any receivables interests and no related amounts were removed from the consolidated balance sheet at December 31, 2002.

The receivables facility provides for the monthly payment of program fees which currently are 0.375% per annum (0.45% per annum at December 31, 2003) on the receivables interests sold by Sealed Air Funding and commitment fees which currently are 0.375% per annum (0.40% per annum at December 31, 2003) on the unused portion of the $125.0 million receivables facility.

The costs associated with the receivables facility are reflected in other income (expense), net, in the Company's consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001. These costs primarily relate to the loss on the sale of the receivables interests to the bank or the issuer of commercial paper, which were approximately zero for 2003, $0.4 million for 2002 and $0.1 million for 2001, and program and commitment fees and other associated costs, which were approximately $0.6 million, $0.4 million and $0.3 million for 2003, 2002 and 2001, respectively.

Note 5 Acquisitions

During the three-year period from 2001 to 2003, the Company made several acquisitions. The Company acquired these businesses for cash in the aggregate amount of $2.5 million, $10.5 million and $36.0 million in 2003, 2002 and 2001, respectively, and accounted for the acquisitions under the purchase method of accounting. These acquisitions resulted in goodwill of $0.5 million in 2003, $7.3 million in 2002 and $16.7 million in 2001. In each year, cash used for acquisitions was net of cash acquired in those acquisitions. Cash acquired in acquisitions was not material in 2003, 2002 or 2001. The Company did not assume any debt in acquisitions in 2003 and 2002. In 2001, the Company assumed approximately $19.0 million of debt in acquisitions. These acquisitions were not material to the Company's consolidated financial statements.

Note 6 Inventories

	December 31,
	2003	2002
Inventories (at FIFO, which approximates current cost):
Raw materials	$88.1	$76.9
Work in process	82.1	71.3
Finished goods	223.6	198.4

	393.8	346.6
Reduction of certain inventories to LIFO basis	(22.6)	(17.2)

Total	$371.2	$329.4

At December 31, 2003 and 2002, the Company determined the value of U.S. inventories by the last-in, first-out or LIFO inventory method. The value of U.S. inventories determined by that method amounted to $137.3 million and $131.4 million, respectively. If the Company had used first-in, first-out or FIFO inventory method, which approximates replacement value, for these inventories, they would have been $22.6 million and $17.2 million higher at December 31, 2003 and 2002, respectively.

Note 7 Property and Equipment

	December 31,
	2003	2002
Land and improvements	$31.9	$27.4
Buildings	485.5	449.9
Machinery and equipment	1,823.6	1,616.0
Other property and equipment	131.7	119.6
Construction-in-progress	93.5	79.6

	2,566.2	2,292.5
Accumulated depreciation and amortization	(1,523.8)	(1,279.5)

Property and equipment, net	$1,042.4	$1,013.0

Interest cost capitalized during 2003, 2002 and 2001 was $4.8 million, $8.1 million and $6.8 million, respectively.

Note 8 Other Liabilities

	December 31,
	2003	2002
Other current liabilities:
Accrued salaries, wages and related costs	$132.0	$127.5
Accrued operating expenses	96.2	90.5
Income taxes payable	82.2	85.8
Accrued customer volume rebates	73.4	66.0
Accrued dividends and interest	75.2	37.2
Accrued restructuring costs (Note 10)	0.8	6.6

Total	$459.8	$413.6

	December 31,
	2003	2002
Other liabilities:
Other postretirement benefits	$2.2	$2.5
Non-U.S. statutory social security and pension obligations	52.3	37.1
Other various liabilities	40.9	29.4

Total	$95.4	$69.0

Non-U.S. statutory social security and pension obligations primarily represent the present value of the Company's unfunded future obligations for specified eligible, active non-U.S. employees based on actuarial calculations.

Note 9 Income Taxes

The components of earnings (loss) before income taxes were as follows:

	2003	2002	2001
Domestic	$173.2	$(561.4)	$213.7
Foreign	203.7	169.5	83.8

Total	$376.9	$(391.9)	$297.5

The components of the provision (benefit) for income taxes were as follows:

	2003	2002	2001
Current tax expense:
Federal	$75.5	$90.3	$82.1
State and local	15.0	19.2	17.9
Foreign	69.4	64.9	49.9

Total current	159.9	174.4	149.9

Deferred tax (benefit) expense:
Federal	(12.7)	(238.0)	2.1
State and local	(2.7)	(22.9)	0.4
Foreign	(8.0)	3.7	(11.6)

Total deferred	(23.4)	(257.2)	(9.1)

Total provision (benefit)	$136.5	$(82.8)	$140.8

Deferred tax assets (liabilities) consist of the following:

	December 31,
	2003	2002
Asbestos settlement	$273.4	$261.9
Accruals not yet deductible for tax purposes	16.4	17.8
Foreign net operating loss carryforwards and investment tax allowances	20.9	17.7
Inventories	14.3	14.1
Other	9.9	6.1

Gross deferred tax assets	334.9	317.6
Valuation allowance	(20.9)	(17.5)

Total deferred tax assets	314.0	300.1

Depreciation and amortization	(103.7)	(108.7)
Unremitted foreign earnings	(44.0)	(44.0)
Intangibles	(27.9)	(28.0)
Other	(36.5)	(28.8)

Total deferred tax liabilities	(212.1)	(209.5)

Net deferred tax assets (liabilities)	$101.9	$90.6

Based upon anticipated future results, the Company has concluded that it is more likely than not that it will realize the $314.0 million balance of deferred tax assets at December 31, 2003, net of the valuation allowance of $20.9 million. The valuation allowance is related to the uncertainty of utilizing $39.5 million of foreign net operating loss carryforwards, or $11.5 million on a tax-effected basis, and $33.6 million of foreign investment tax allowances, or $9.4 million on a tax-effected basis, that have no expiration period.

The U.S. federal statutory corporate tax rate reconciles to the Company's effective tax rate as follows:

	2003	2002	2001
Statutory U.S. federal tax rate	35.0%	(35.0)%	35.0%
State income taxes, net of federal tax benefit	2.1	(0.6)	4.0
Income (benefits) taxes on foreign earnings	(2.2)	1.6	1.6
Goodwill amortization	—	—	6.2
Asbestos settlement	—	11.5	—
Non-deductible expenses	1.3	1.4	0.5

Effective tax rate	36.2%	(21.1)%	47.3%

Note 10 Restructuring Costs and Other Charges

2001 Restructuring Program

During 2001, based primarily on weakening economic conditions, especially in the U.S., the Company conducted a review of its business to reduce costs and expenses, simplify business processes and organizational structure and refine further the Company's manufacturing operations and product offerings. As a result of this review, which the Company completed in the fourth quarter of 2001, the Company announced and began implementing a restructuring program that resulted in charges to operations of $32.8 million for 2001. These charges consisted of the following:

Year Ended December 31, 2001
Employee termination costs	$23.9
Facility exit costs	1.6
Long-lived asset impairments	7.3

Total	$32.8

The portion of this restructuring charge related to the Company's food packaging segment was $21.1 million, and the portion related to the protective and specialty packaging segment was $11.7 million.

The Company originally expected to incur $25.5 million of cash outlays to carry out this restructuring program. These cash outlays primarily consisted of severance and other personnel-related costs as well as lease and other contractual arrangement termination costs. As of December 31, 2003, the Company had made total cash payments of approximately $22.9 million ($5.3 million in 2003, $11.8 million in 2002 and $5.8 million in 2001). In 2003 and 2002, the Company adjusted the 2001 cash restructuring accrual for net credits of $0.5 million and $1.3 million respectively, as discussed below. After these cash outlays and the net credits, the restructuring accrual at December 31, 2003 was $0.8 million, representing cash outlays expected to be made in 2004 and future years, primarily for severance-related costs. The long-lived asset impairment of $7.3 million consisted of the following write-downs and write-offs:

Year Ended December 31, 2001
Property, plant and equipment	$3.9
Goodwill	3.3
Other long-lived assets	0.1

Total	$7.3

These long-lived asset impairments related to decisions to rationalize and realign production of some of the Company's small product lines and to close several manufacturing and warehouse facilities in North America, Europe, South Africa and the Asia Pacific region. The annual reduction of depreciation and amortization expense as a result of these asset impairments was $0.4 million. The Company has disposed of all of the above property, plant and equipment.

During 2003 and 2002, the Company made adjustments to the original 2001 restructuring provision, resulting in a net credit to the consolidated statement of operations of $0.5 million and $1.3 million, respectively. These adjustments resulted from the completion of actions for amounts different than expected, headcount reductions obtained through attrition, and, during 2002, the revision of a plan to shut down one of the Company's manufacturing facilities. The portion of the 2003 credit applicable to the Company's food packaging segment was $0.3 million, while the portion applicable to the Company's protective and specialty packaging segment was $0.2 million. The portion of the 2002 net credit applicable to the Company's food packaging segment amounted to a credit of $2.9 million, while the portion applicable to the protective and specialty packaging segment amounted to a charge of $1.6 million.

As a result of the 2002 adjustments to the 2001 restructuring program, the Company expected a net reduction in headcount of approximately 440 positions. This program originally estimated a net headcount reduction of approximately 470. The Company reduced the revised net headcount reduction by approximately 30 positions that were eliminated by attrition. This net reduction was based on the elimination of 677 positions from all geographic areas in which the Company does business, primarily from its manufacturing, sales and marketing functions in North America and Europe. As of December 31, 2003, all of the 677 positions estimated to be eliminated under this program had been eliminated. The Company anticipated the addition of 237 positions in connection with its realignment or relocation of manufacturing activities.

The components of the restructuring charges, spending and other activity through December 31, 2003 and the remaining accrual balance at December 31, 2003 were as follows:

	Employee Termination Costs	Plant/Office Exit Cost	Total Cost
Restructuring accrual recorded in 2001	$23.9	$1.6	$25.5
Cash payments during 2001	(5.7)	(0.1)	(5.8)

Restructuring accrual at December 31, 2001	18.2	1.5	19.7
Reversal of restructuring accrual, net	(1.3)	—	(1.3)
Cash payments during 2002	(11.1)	(0.7)	(11.8)

Restructuring accrual at December 31, 2002	5.8	0.8	6.6
Reversal of restructuring accrual, net	(0.5)	—	(0.5)
Cash payments during 2003	(4.5)	(0.8)	(5.3)

Restructuring accrual at December 31, 2003	$0.8	$—	$0.8

Note 11 Employee Benefits and Incentive Programs

Profit-Sharing and Retirement Savings Plans

The Company has a non-contributory profit-sharing plan covering most of its U.S. employees. Contributions to this plan, which are made at the discretion of the Board of Directors, may be made in cash, shares of the Company's common stock, or in a combination of cash and shares of the Company's common stock. The Company also maintains contributory thrift and retirement savings plans in which most of its U.S. employees are eligible to participate. The contributory thrift and retirement savings plans generally provide for Company contributions based upon the amount contributed to the plans by the participants. Company contributions to or provisions for its profit-sharing and retirement savings plans are charged to operations and amounted to $26.9 million, $36.2 million and $26.1 million in 2003, 2002 and 2001, respectively. In 2002 and 2001, there were no shares of common stock issued for the Company's contribution to its profit-sharing plan. The value of the 268,180 shares of common stock issued as part of the Company's contribution to the profit-sharing plan in 2003 was $9.8 million, with the $17.1 million balance of the 2003 contributions to these plans made in cash.

Note 11 Employee Benefits and Incentive Programs (Continued)

U.S. Pension Plans

A limited number of the Company's U.S. employees, including some employees who are covered by collective bargaining agreements, participate in defined benefit pension plans. The following presents the Company's funded status for 2003 and 2002 under SFAS No. 132 for its U.S. pension plans. The measurement date for the defined benefit pension plans presented below is December 31 of each period.

	2003	2002
Change in benefit obligation:
Projected benefit obligation at beginning of period	$23.8	$19.7
Service cost	0.9	0.7
Interest cost	1.6	1.4
Plan amendment	1.3	1.2
Actuarial loss	1.8	1.3
Benefits paid	(0.6)	(0.5)

Projected benefit obligation at end of period	$28.8	$23.8

Accumulated benefit obligation at end of period	$24.7	$21.1

Change in plan assets:
Fair value of plan assets at beginning of period	$21.0	$18.9
Actual gain (loss) on plan assets	3.8	(1.8)
Employer contributions	1.7	4.5
Benefits paid	(0.5)	(0.6)

Fair value of plan assets at end of period	$26.0	$21.0

Funded status:
Plan assets less than benefit obligation	$(2.8)	$(2.8)
Unrecognized net prior service cost	5.1	4.5
Unrecognized net actuarial loss	8.8	9.6

Net asset recognized at end of period	$11.1	$11.3

Amount recognized in the consolidated balance sheet consists of:
Prepaid benefit cost	$12.3	$12.2
Accrued benefit liability	(1.2)	(0.9)

Net amount recognized	$11.1	$11.3

The following presents the Company's pension expense for 2003, 2002 and 2001 under SFAS No. 132 for its U.S. pension plans.

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
Components of net periodic benefit cost:
Service cost	$0.9	$0.7	$0.6
Interest cost	1.6	1.4	1.3
Expected return on plan assets	(1.8)	(1.9)	(1.6)
Amortization of prior service cost	0.7	0.6	0.6
Amortization of net actuarial loss	0.5	0.2	—

Net periodic pension cost	$1.9	$1.0	$0.9

Weighted average assumptions used to determine benefit obligations at December 31, 2003 and 2002 were as follows:

	2003	2002
Discount rate	6.0%	6.75%
Rate of compensation increase	4.5%	4.5%

Weighted average assumptions used to determine net cost for the year ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Discount rate	6.75%	7.0%	7.25%
Expected long-term rate of return	8.5%	8.5%	10.0%
Rate of compensation increase	4.5%	4.5%	4.5%

The expected long-term rate of return on plan assets is reviewed annually, taking into consideration the Company's asset allocation, historical returns, and the current economic environment.

The Company's long-term objectives for plan investments are to ensure that, a) there is an adequate level of assets to support benefit obligations to participants over the life of the plans, b) there is sufficient liquidity in plan assets to cover current benefit obligations, and c) there is a high level of investment return consistent with a prudent level of investment risk. The investment strategy is focused on a long-term total return in excess of a pure fixed income strategy with short-term volatility less than that of a pure equity strategy. To accomplish this objective, assets are invested in a balanced and diversified mix of equity and fixed income investments. The target asset allocation will typically be 50-65% in equity securities, with a maximum equity allocation of 75%, and 35-50% in fixed income securities, with a minimum fixed income allocation of 25% including cash.

The U.S. pension asset allocations at December 31, 2003 and 2002 were as follows:

	2003	2002
Equities	65.3%	55.0%
Fixed income investments	30.4%	37.0%
Cash	4.3%	8.0%

Non-U.S. Pension Plans

Certain of the Company's non-U.S. employees participate in defined benefit pension plans in their respective countries. The following presents the Company's funded status for 2003 and 2002 under SFAS No. 132 for its non-U.S. pension plans. The measurement date for the defined benefit pension plans presented below is December 31 of each period.

	2003	2002
Change in benefit obligation:
Projected benefit obligation at beginning of period	$144.7	$133.8
Service cost	6.0	4.8
Interest cost	9.3	8.0
Plan amendment	—	0.4
Actuarial loss (gain)	5.5	(10.9)
Plan merger	—	(0.1)
Additional liability for added population	7.9	—
Benefits paid	(8.8)	(7.6)
Employee contributions	1.2	1.1
Foreign exchange impact	26.4	15.2

Projected benefit obligation at end of period	$192.2	$144.7

Accumulated benefit obligations at end of period	$171.3	$129.9

Change in plan assets:
Fair value of plan assets at beginning of period	$121.8	$125.7
Plan merger	—	(0.1)
Actual gain (loss) on plan assets	13.8	(17.4)
Employer contributions	7.4	10.3
Benefits paid	(8.8)	(7.6)
Additional assets recognized	2.1	—
Assets transferred to defined contribution plan	(1.9)	(1.2)
Employee contributions	1.2	1.1
Foreign exchange impact	22.6	11.0

Fair value of plan assets at end of period	$158.2	$121.8

Funded status:
Plan assets less than benefit obligation	$(34.1)	$(22.9)
Unrecognized net obligation	0.2	0.2
Unrecognized net prior service cost	1.0	1.0
Unrecognized net actuarial loss	64.6	58.7

Net asset recognized at end of period	$31.7	$37.0

Amount recognized in the consolidated balance sheet consists of:
Prepaid benefit cost	$71.2	$63.4
Accrued benefit liability	(42.5)	(30.5)
Intangible asset	0.4	0.5
Accumulated other comprehensive income	2.6	3.6

Net amount recognized	$31.7	$37.0

The following presents the Company's pension expense for 2003, 2002 and 2001 under SFAS No. 132 for its non-U.S. pension plans.

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
Components of net periodic benefit cost:
Service cost	$6.0	$4.8	$4.9
Interest cost	9.3	8.0	7.9
Expected return on plan assets	(10.0)	(10.5)	(12.4)
Amortization of obligation (asset)	0.1	0.2	0.1
Amortization of prior service cost	0.2	0.1	0.1
Amortization of net actuarial loss	4.9	2.8	0.6

Net periodic pension cost	$10.5	$5.4	$1.2

The following significant assumptions were used in calculating the non-U.S. pension cost and funded status presented above:

	2003	2002	2001
Discount rate at December 31	5.6%	5.5%	5.8%
Expected long-term rate of return	7.9%	7.9%	8.1%
Rate of compensation increase	3.8%	3.4%	3.5%

Other Postretirement Benefit Plans

The Company generally does not offer its employees postretirement benefits other than certain programs which are required by the foreign countries in which the Company operates and a U.S. program which is fully funded by the participating retired employees. Such programs are not material to the Company's consolidated financial statements.

Since March 31, 1998, the Company has offered to certain U.S. employees of the Cryovac packaging business a fixed subsidy applicable to participation in its U.S. postretirement healthcare program. At December 31, 2003, 2002 and 2001, the accrued benefit liability associated with these subsidies amounted to $2.2 million, $2.5 million and $3.1 million, respectively. The net periodic postretirement expense and credit components, together with other remaining postretirement healthcare plan disclosures under SFAS No. 132, are not material to the consolidated financial statements.

Note 12 Debt

At December 31, 2003 and 2002, the Company's total debt outstanding consisted of the amounts set forth on the following table:

	December 31, 2003	December 31, 2002
Short-term borrowings and current portion of long-term debt:
Short-term borrowings	$18.2	$53.4
Current portion of long-term debt	2.4	2.0

Total current debt	20.6	55.4

Long-term debt, less current portion:
5.625% Euro Notes due July 2006, less unamortized discount of $0.7 in 2003 and $0.8 in 2002(1)	248.0	205.2
8.75% Senior Notes due July 2008, (plus) less unamortized discount and interest rate swaps of $(4.0) in 2003 and $1.2 in 2002	181.5	298.8
6.95% Senior Notes due May 2009, less unamortized discount of $1.1 in 2003 and $1.6 in 2002	248.9	298.5
5.375% Senior Notes due April 2008, less unamortized discount and interest rate swaps of $7.5 in 2003	292.5	—
5.625% Senior Notes due July 2013, less unamortized discount of $1.3 in 2003(2)	398.7	—
6.875% Senior Notes due July 2033, less unamortized discount of $1.6 in 2003(2)	448.4	—
3% Convertible Senior Notes due June 2033(2)	431.3	—
ANZ Credit Facility	—	57.5
Other	10.5	8.0

Total long-term debt, less current portion	2,259.8	868.0

Total debt	$2,280.4	$923.4

(1)
The carrying value of the Euro Notes increased approximately $42.5 million in 2003, primarily as a result of the strengthening of the euro compared to the U.S. dollar during 2003.

(2)
The Company used the net proceeds of these offerings and additional cash on hand, an aggregate of $1,298.1 million, to redeem the outstanding shares of its Series A convertible preferred stock.

Revolving Credit Facilities:

The 2006 Facility

On December 19, 2003, the Company entered into a new $350.0 million unsecured multi-currency revolving credit facility that matures in 2006. The Company did not borrow under the 2006 facility at its inception, and no borrowings were outstanding as of December 31, 2003.

The 2006 facility provides that the Company may borrow for working capital and general corporate purposes including payment of a portion of the $512.5 million cash payment required to be paid upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy (see Note 18 for further discussion). The Company may re-borrow amounts repaid under the 2006 facility from time to time prior to the expiration or earlier termination of the 2006 facility. As of December 31, 2003, facility fees were payable at the rate of 0.15% per annum on the total amounts available under the 2006 facility.

The Company's obligations under the 2006 facility bear interest at floating rates, which are generally determined by adding the applicable borrowing margin to the base rate or the interbank rate for the relevant currency and time period. The 2006 facility provides for changes in borrowing margins based on the Company's long-term senior unsecured debt ratings.

The 2006 facility provides that, upon the occurrence of specified events that would adversely affect the settlement agreement in the Grace bankruptcy proceedings or would materially increase the Company's liability in respect of the Grace bankruptcy or the asbestos liability arising from the Cryovac transaction, the Company would be required to repay any amounts outstanding under the 2006 facility, or refinance the facility, within 60 days.

The 2003 Facility

At December 31, 2002, the Company's principal revolving credit facility was a $525.0 million facility that the Company allowed to expire in accordance with its terms on March 30, 2003. There were no borrowings outstanding under the 2003 facility as of December 31, 2002.

The 2003 facility provided that the Company and specified subsidiaries could borrow for various purposes until the expiration or earlier termination of this facility. The Company could borrow to refinance existing debt, provide working capital, make acquisitions, repurchases of the Company's outstanding common and preferred stock and capital expenditures, and meet other general corporate needs. Amounts repaid under the 2003 facility could be re-borrowed from time to time prior to the expiration or earlier termination of the facility. As of December 31, 2002, facility fees were payable at the rate of 0.095% per annum under the 2003 facility on the total amounts available under the credit facility.

The obligations under the 2003 facility bore interest at floating rates. The floating rates were generally determined by adding the applicable borrowing margin to the interbank rate for the relevant currency and time period.

Senior Notes Issued in July 2003; Recapitalization:

In July 2003, the Company issued a total of $1,281.3 million of senior notes in transactions that were exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act. On July 18, 2003, the Company used the net proceeds from these offerings and additional cash on hand to redeem its Series A convertible preferred stock at the redemption price of $51.00 per share, for which the Company used $1,298.1 million of cash, plus an amount equal to dividends accrued from July 1, 2003 through July 17, 2003, for which the Company used $2.4 million of cash. As discussed in Note 15 below, the Company had previously repurchased an aggregate of 750,600 shares of its Series A convertible preferred stock during 2003, prior to the July 18, 2003 redemption. As discussed below in this Note 12, the Company subsequently used net cash of $208.2 million to repurchase an aggregate of $172.5 million of its senior notes and to terminate related interest rate swaps.

The senior note offerings consisted of the following:

  •
  $400.0 million aggregate principal amount of 5.625% senior notes due July 15, 2013. Accrued interest on the 5.625% senior notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2004. The net proceeds from this issuance, after deducting the initial purchasers' discount, unamortized bond discount and other offering expenses, were $395.6 million. The carrying value of these notes at December 31, 2003 was $398.7 million, net of unamortized discount.

  •
  $450.0 million aggregate principal amount of 6.875% senior notes due July 15, 2033. Accrued interest on the 6.875% senior notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2004. The net proceeds from this issuance, after deducting the initial purchasers' discount, unamortized bond discount and other offering expenses, were $444.0 million. The carrying value of these notes at December 31, 2003 was $448.4 million, net of unamortized discount.

  •
  $431.3 million aggregate principal amount of 3% convertible senior notes due June 30, 2033. Accrued interest on the 3% convertible senior notes is payable semi-annually in arrears on June 30 and December 30 of each year, commencing on December 30, 2003. The net proceeds from this issuance, after deducting the initial purchasers' discount and other offering expenses, were $421.5 million. The carrying value of these notes at December 31, 2003 was $431.3 million.

    Holders of the convertible senior notes may convert those notes into shares of the Company's common stock at a conversion rate of 14.2857 shares per $1,000 principal amount of the notes, which is equivalent to a conversion price of $70.00 per share, subject to anti-dilution adjustments, before the close of business on June 30, 2033. Holders may convert their convertible senior notes only under the following circumstances: (1) during any calendar quarter, if the closing sale price of the Company's common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during any period in which (i) the long-term credit rating assigned to the notes by Standard & Poor's Rating Services, a division of the McGraw-Hill Companies, or Moody's Investors Services, Inc. is lower than BB+ or Ba2, respectively, (ii) either Standard & Poor's or Moody's no longer rates the notes or has withdrawn or suspended this rating, or (iii) the notes are not assigned a rating by both Standard & Poor's and Moody's; (3) during the five business day period immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each day of that period was less than 98% of the product of the closing sale price of the Company's common stock and the conversion rate; (4) if the notes have been called for redemption; or (5) upon the occurrence of specified corporate events. None of these circumstances that would allow for conversion of the notes has arisen at any time since their issuance.

    The Company has the option to redeem the 3% convertible senior notes beginning July 2, 2007 at a price equal to 101.286% of their aggregate principal amount, declining ratably to 100% of their aggregate principal amount on June 30, 2010.

    The holders of the 3% convertible senior notes have the option to require the Company to repurchase the 3% convertible senior notes on June 30 of 2010, 2013, 2018, 2023 and 2028, or upon the occurrence of a fundamental change in or a termination of trading of the Company's common stock, at a price equal to 100% of their principal amount, plus accrued and unpaid interest.

    In connection with the issuance of the 3% convertible senior notes, on September 5, 2003 the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register for resale the 6,160,708 shares of the Company's common stock issuable, subject to anti-dilution adjustments, upon conversion of the notes. The registration statement became effective on January 23, 2004.

5.375% Senior Notes:

On April 14, 2003, the Company issued $300.0 million aggregate principal amount of 5.375% senior notes due April 2008 in transactions exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act. Accrued interest on these senior notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2003. The net proceeds from the issuance of these senior notes after deducting the initial purchasers' discount, unamortized bond discount and other offering expenses were $296.1 million.

The carrying value of these notes at December 31, 2003 was $292.5 million, net of unamortized discount and an adjustment to record a decrease in the fair value of the 5.375% senior notes of $6.1 million due to changes in interest rates related to interest rate swaps the Company has entered into with respect to these notes.

ANZ Facility:

In March 2002, the Company entered into an Australian dollar 175.0 million, which was equivalent to U.S. $128.4 million at December 31, 2003, dual-currency revolving credit facility that expires on March 12, 2005, known as the "ANZ facility". A syndicate of banks made this facility available to a group of the Company's Australian and New Zealand subsidiaries for general corporate purposes and the refinancing of previously outstanding indebtedness. The Company may re-borrow amounts repaid under the ANZ facility from time to time prior to the expiration or earlier termination of the facility. No amounts were outstanding under the ANZ facility at December 31, 2003.

Debt Repurchase:

In December 2003, the Company used net cash of $208.2 million to repurchase in the open market $122.5 million face amount of its 8.75% senior notes and $50.0 million face amount of its 6.95% senior notes and to terminate interest rate swaps on the 8.75% senior notes with a total notional amount of $100.0 million. The net cash used of $208.2 million consisted of cash used to purchase the senior notes at a premium plus accrued interest and related fees of $208.9 million and cash received of $0.7 million related to the termination of the interest rate swaps. These repurchases were made at premiums to the face amounts of the notes and therefore resulted in a loss of $33.6 million, which the Company reflected in the statement of operations as "Loss on debt repurchase."

Covenants:

Each issue of the Company's outstanding senior notes and the Company's outstanding Euro Notes imposes limitations on the Company's operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. The 2006 facility contains financial covenants relating to interest coverage, debt leverage and minimum liquidity, and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the asbestos settlement agreement discussed above. The ANZ facility contains financial covenants relating to debt leverage, interest coverage and tangible net worth, and restrictions on the creation of liens, the incurrence of additional indebtedness and asset sales. The Company was in compliance with these limitations at December 31, 2003. The 2003 facility had similar covenants to those of the ANZ facility. In connection with recording the accounting charge in the fourth quarter of 2002 for the asbestos settlement and related costs (see Note 18), the Company requested and received a waiver of compliance with the interest coverage and leverage ratios provided for in the 2003 facility. After reflecting such waiver, the Company was in compliance with all applicable requirements of each of the above instruments as of December 31, 2002.

Lines of Credit:

Substantially all the Company's short-term borrowings of $18.2 million and $53.4 million at December 31, 2003 and 2002, respectively, were outstanding under lines of credit available to various of the Company's U.S. and foreign subsidiaries. Amounts available under these credit lines as of December 31, 2003 and 2002 were approximately $215.3 million and $209.0 million, respectively, of which approximately $197.0 million and $155.0 million, respectively, were unused.

At December 31, 2003 and 2002, the Company had available committed and uncommitted lines of credit, including the credit lines discussed above, of $693.7 million and $832.0 million, respectively, of which $675.4 million and $721.0 million were unused. As of December 31, 2003 and 2002, the total available lines of credit included committed lines of credit of $479.2 million and $832.0 million, respectively, and uncommitted lines of credit of $214.5 million and $210.0 million, respectively. The Company's principal credit lines were all committed, and consisted of the 2006 facility at December 31, 2003, the 2003 facility at December 31, 2002 and the ANZ facility at both dates. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

Debt Maturities

Scheduled annual maturities of long-term debt, exclusive of debt discounts, for the five years subsequent to December 31, 2003 are as follows:

2004	$2.4
2005	3.0
2006	250.2
2007	1.6
2008	478.4
Thereafter	1,534.8

Total	$2,270.4

Note 13 Derivatives and Hedging Activities

Effective January 1, 2001, the Company adopted SFAS No. 133, as amended, which requires that the Company report all derivative instruments on the balance sheet at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes. The cumulative effect of adopting SFAS No. 133 was not material to the Company's 2001 consolidated financial statements.

The Company is exposed to market risk, such as fluctuations in foreign currency exchange rates and changes in interest rates. To manage the volatility relating to these exposures, the Company enters into various derivative instruments from time to time under its risk management policies. The Company designates derivative instruments as hedges on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments offset in part or in whole corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. The Company does not purchase, hold or sell derivative financial instruments for trading purposes.

Foreign Currency Forward Contracts

The Company is exposed to market risk, such as fluctuations in foreign currency exchange rates. The Company's subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purpose of the Company's foreign currency hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies. At December 31, 2003 and 2002, the Company was party to foreign currency forward contracts, with aggregate notional amounts of approximately $161.9 million maturing through April 2004 and $146.9 million which matured through April 2003, respectively. These contracts qualified and were designated as cash flow hedges, and had original maturities of less than twelve months.

Interest Rate Swaps

From time to time, the Company may use interest rate swaps to manage its exposure to fluctuations in interest rates.

  2003 Interest Rate Swaps:

At December 31, 2003, the Company had interest rate swaps with a total notional amount of $400.0 million that qualify and were designated as fair value hedges. The Company entered into interest rate swaps to convert a portion of the 5.375% senior notes and 8.75% senior notes into floating rate debt. At December 31, 2003, the Company recorded the following adjustments to long-term debt:

  •
  an adjustment to record a decrease in the fair value of the 5.375% senior notes due to changes in interest rates of $6.1 million and an offsetting adjustment to other liabilities to record the fair value of the related interest rate swaps; and

  •
  an adjustment to record an increase in the fair value of the 8.75% senior notes due to changes in interest rates of $3.8 million and an offsetting adjustment to other assets to record the fair value of the related interest rate swaps.

The Company also reduced interest expense $4.2 million for the year ended December 31, 2003, due to the impact of interest rate swaps that were outstanding during the year.

In connection with the Company's repurchase of a portion of the 8.75% senior notes in December 2003 (see Note 12), the Company terminated interest rate swaps with a total notional amount of $100.0 million and received net cash proceeds of $0.7 million.

  2002 Interest Rate Swaps:

In June 2002, the Company entered into two interest rate swap agreements (with a total notional amount of $50.0 million) that qualified and were designated as fair value hedges in accordance with SFAS No. 133. The Company had entered into these agreements to, among other things, convert a portion of the 8.75% senior notes fixed rate debt into floating rate debt. During September 2002, the Company terminated these swaps and reflected a basis adjustment to the 8.75% senior notes for a portion of the cash received of approximately $2.4 million. The Company is amortizing this amount and reflecting it as a component of interest expense over the remaining life of the 8.75% senior notes. The Company was not party to any interest rate swap agreements at December 31, 2002.

U.S. Treasury Locks

During the three months ended June 30, 2003, the Company entered into U.S. Treasury lock agreements with a total notional amount of $700.0 million that qualified and were designated as cash flow hedges. U.S. Treasury lock agreements are instruments used to manage the risks associated with movements in U.S. Treasury rates. The Company entered into these agreements to manage interest rate risks arising from the planned issuance of the 5.375% senior notes in April 2003 and the planned issuance of the 5.625% senior notes and the 6.875% senior notes in July 2003 (see Note 12). The Company terminated these U.S. Treasury lock agreements prior to June 30, 2003 and received net cash proceeds of $13.9 million. The Company has reflected this amount in other comprehensive income and is amortizing and reflecting it as a net reduction of interest expense over the lives of the respective senior notes. At December 31, 2003, the Company was not party to any U.S. Treasury lock agreements.

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

The Company records gains and losses on derivatives qualifying as cash flow hedges in other comprehensive income (loss), to the extent that these hedges are effective and until it recognizes the underlying transactions in earnings, at which time it recognizes these gains and losses in the consolidated statement of operations. Other comprehensive income (loss) for the years ended December 31, 2003 and 2002 reflected net unrealized after tax gains of $8.0 million ($13.3 million pre-tax) and $0.1 million ($0.2 million pre-tax), respectively, all of which the Company expects to be reflected in the consolidated statement of operations within the next twelve months when the Company recognizes the underlying transactions in the consolidated statement of operations. The unrealized amounts in other comprehensive income (loss) will fluctuate based on changes in the fair value of open contracts during each reporting period. The Company's practice is to terminate derivative transactions if the underlying asset or liability matures or is sold or terminated, or if the Company determines the underlying forecasted transaction is no longer probable of occurring. The Company's cash flow hedges for the years ended December 31, 2003 and 2002 were effective within the meaning of SFAS No. 133, under which an "effective" hedge is one that qualifies for hedge accounting treatment.

The Company bears credit losses if the counterparties to its outstanding derivative contracts are unable to perform their obligations. However, it does not expect any counterparties to fail to perform as they are major financial institutions with high credit ratings and financial strength. Nevertheless, there is a risk that the Company's exposure to losses arising out of derivative contracts could be material if the counterparties to these agreements fail to perform their obligations.

Note 14 Financial Instruments

Under accounting principles generally accepted in the United States of America, the Company must disclose its estimate of the fair value of material financial instruments, including those recorded as assets or liabilities in its consolidated financial statements and derivative financial instruments.

The carrying amounts of current assets and liabilities approximate fair value due to their short-term maturities.

The fair value of the Company's euro notes, senior notes and Series A convertible preferred stock are based on quoted market prices. The Company derived the fair value estimates of the Company's various other debt instruments by evaluating the nature and terms of each instrument, considering prevailing economic and market conditions, and examining the cost of similar debt offered at the balance sheet date. These estimates are subjective and involve uncertainties and matters of significant judgment and, therefore, the Company cannot determine them with precision. Changes in assumptions could significantly affect the Company's estimates.

The fair value of the debt in the table below differs from the carrying amount due to changes in interest rates based on the market conditions as of December 31, 2003 and 2002. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The carrying value of the Series A convertible preferred stock as of December 31, 2002 in the table below appears in the consolidated balance sheet at its mandatory redemption value of $50.00 per share.

The fair values of the Company's various derivative instruments, which are based on current market rates, generally reflect the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date.

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2003 and 2002 were as follows:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative financial assets:
Interest rate swaps	$3.8	$3.8	$—	$—

Derivative financial liabilities:
Foreign currency forward contracts	$0.2	$0.2	$—	$—
Interest rate swaps	6.1	6.1	—	—

Total	$6.3	$6.3	$—	$—

Financial liabilities:
Debt:
Euro Notes	$248.0	$261.8	$205.2	$196.7
8.75% Senior Notes	181.5	207.2	298.8	333.0
6.95% Senior Notes	248.9	282.1	298.5	306.0
5.375% Senior Notes	292.5	322.2	—	—
5.625% Senior Notes	398.7	409.1	—	—
6.875% Senior Notes	448.4	475.5	—	—
3% Convertible Senior Notes	431.3	454.4	—	—
Other foreign loans	22.6	21.3	117.5	116.4
Other loans	8.5	11.7	3.4	6.2

Total debt	$2,280.4	$2,445.3	$923.4	$958.3

Series A convertible preferred stock	$—	$—	$1,327.0	$1,130.6

Note 15 Shareholders' Equity

Common Stock

The following is a summary of changes during 2003, 2002 and 2001 in shares of common stock:

	2003	2002	2001
Changes in common stock:
Number of shares, beginning of year	84,764,347	84,494,504	84,352,492
Shares issued for contingent stock	356,705	238,900	113,950
Non-cash compensation	2,724	2,605	7,926
Conversion of preferred stock	298,174	427	139
Exercise of stock options	125,277	27,911	19,997

Number of shares issued, end of year	85,547,227	84,764,347	84,494,504

Changes in common stock in treasury:
Number of shares held, beginning of year	723,415	717,615	706,265
Contingent stock forfeited	6,550	5,800	11,850
Non-cash compensation	—	—	(500)
Profit sharing contribution	(268,180)	—	—

Number of shares held, end of year	461,785	723,415	717,615

Contingent Stock Plan and Directors Stock Plan

The Company's contingent stock plan provides for the grant to employees of awards to purchase common stock (during the succeeding 60-day period) for less than 100% of fair market value at the date of award. Shares issued under the contingent stock plan are restricted as to disposition by the holders for a period of at least three years after award. In the event of termination of employment prior to lapse of the restriction, the shares of contingent stock are subject to a repurchase option by the Company at the price at which the shares were issued. This restriction lapses prior to the expiration of the vesting period if specified events occur that affect the existence or control of the Company. The Company credits the aggregate fair value of contingent stock issued to the common stock and additional paid-in capital accounts and deducts the unamortized portion of the compensation from shareholders' equity. The Company charges the excess of fair value over the award price of contingent stock to operations as compensation expense over a three-year period. These charges amounted to $8.2 million, $7.8 million, and $10.0 million in 2003, 2002 and 2001, respectively.

Non-cash compensation in 2003 and 2002 comprises shares issued to non-employee directors in the form of awards under the Company's 2002 Stock Plan for Non-Employee Directors, which stockholders of the Company approved at the 2002 annual meeting. The 2002 Directors Stock Plan provides for annual grants of shares to non-employee directors, and interim grants of shares to eligible directors elected at times other than at an annual meeting, at a price per share equal to the par value of the shares, as all or part of the annual or interim retainer fees for non-employee directors. During 2002, the Company adopted a plan that permits non-employee directors to elect to defer all or part of their annual retainer until the non-employee director retires from the Board. The non-employee director can elect to defer the portion of the annual retainer payable in shares of stock. If a non-employee director makes this election, the non-employee director may also elect to defer the portion, if any, of the annual retainer payable in cash. The Company charges the excess of fair value over the price at which shares are issued under this plan to operations at the date of the grant. This charge amounted to $0.3 million in 2003 and $0.4 million in 2002.

In 2001, the Company made grants of shares to non-employee directors at a price of $1.00 per share under the then-effective Restricted Stock Plan for Non-Employee Directors (the 1998 Directors Stock Plan), which the Company terminated when the stockholders approved the 2002 Directors Stock Plan. The Company charged the excess of fair value over the price at which shares were issued under this plan to operations at the date of the grant. These charges amounted to $0.4 million in 2001. Shares issued under both plans are restricted as to disposition by the holders as long as these holders remain directors of the Company.

Amortization expense related to the issuance of 60,000 and 50,000 shares in 2000 and 1999, respectively, of the Company's common stock in exchange for non-employee consulting services was $0.8 million, $1.6 million and $1.6 million, in 2003, 2002 and 2001, respectively. These shares vest ratably over a three to five year period. The Company amortizes these shares on a straight line basis.

The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies APB No. 25 and related interpretations in accounting for these plans. Since the compensation cost noted above is consistent with the compensation cost that the Company would have recognized for these plans under the provisions of SFAS No. 123, the pro forma disclosure requirements under this statement are not applicable for these plans.

A summary of the changes in shares available for the Contingent Stock Plan and the Directors Stock Plan follows:

	2003	2002	2001
Changes in Contingent Stock Plan shares:
Number of shares available, beginning of year	1,251,350	1,484,450	1,587,050
Shares issued for new awards	(356,705)	(238,900)	(114,450)
Contingent stock forfeited	6,550	5,800	11,850

Number of shares available, end of year	901,195	1,251,350	1,484,450

Weighted average per share market value of stock on grant date	$43.09	$30.27	$40.44

Changes in Directors Stock Plan shares:
Number of shares available, beginning of year	92,102	55,800	64,200
Shares no longer available under the 1998 Directors Stock Plan	—	(55,800)	—
Shares available under the 2002 Directors Stock Plan	—	100,000	—
Shares granted and issued	(2,724)	(2,605)	(8,400)
Shares granted and deferred	(4,767)	(5,293)	—

Number of shares available, end of year	84,611	92,102	55,800

Weighted average per share market value of stock on grant date	$44.08	$44.65	$44.65

Redeemable Preferred Stock — Series A Convertible Preferred Stock

On July 18, 2003, the Company used cash of $1,298.1 million, including net proceeds of the Company's July 2003 senior notes offering of $1,278.4 million, to redeem all the outstanding shares of its Series A convertible preferred stock at their redemption price of $51.00 per share. The $51.00 per share redemption price included a $1.00 per share redemption premium, or $25.5 million in the aggregate. The $25.5 million paid for the redemption premium reduced shareholders' equity and net earnings ascribed to common shareholders in 2003.

Prior to its redemption in 2003, the Company's Series A convertible preferred stock was listed on the New York Stock Exchange and was convertible at any time into approximately 0.885 of a share of common stock for each share of preferred stock. The holders of these shares voted with the holders of the common stock on an as-converted basis and were entitled to receive cumulative cash dividends, when and as declared by the Board of Directors, at an annual rate of $2.00 per share, payable quarterly in arrears on the first business day of the succeeding calendar quarter. The Series A convertible preferred stock ranked senior to the Company's common stock and junior to the Company's indebtedness.

Because it was subject to mandatory redemption, the Company classified the Series A convertible preferred stock outside of the shareholders' equity section of the consolidated balance sheet. At its date of issuance, the fair value of the Series A convertible preferred stock exceeded its mandatory redemption amount primarily due to the common stock conversion feature. Accordingly, the Company reflected the book value of the Series A convertible preferred stock in the consolidated balance sheet at its mandatory redemption value.

During 2003, prior to its redemption, the Company repurchased 750,600 shares of the Company's convertible preferred stock at a cost of $36.7 million, representing a cost of $0.79 million below book value. During 2002, the Company repurchased 782,500 shares of the convertible preferred stock at a cost of approximately $28.8 million, representing a cost of approximately $10.3 million below book value. The Company recorded this excess of book value over the purchase price of the preferred stock as an increase to additional paid-in-capital.

The following is a summary of changes during 2003, 2002 and 2001 in shares of the Company's Series A convertible preferred stock:

	2003	2002	2001
Changes in preferred stock:
Number of shares issued, beginning of year	27,357,599	27,358,084	28,282,362
Redemption of preferred stock	(25,452,037)	—	—
Conversion of preferred stock	(337,462)	(485)	(158)
Retired repurchased preferred stock	(1,568,100)	—	(924,120)

Number of shares issued, end of year	—	27,357,599	27,358,084

Changes in preferred stock in treasury:
Number of shares held, beginning of year	817,500	35,000	434,900
Purchase of shares during period	750,600	782,500	524,220
Retired repurchased preferred stock	(1,568,100)	—	(924,120)

Number of shares held, end of year	—	817,500	35,000

Stock Options

Stock option plans in which specified employees of the Cryovac packaging business participated were terminated effective March 31, 1998 in connection with the Cryovac transaction, except with respect to options that remained outstanding as of this date. All of these options had been granted at an exercise price equal to their fair market value on the date of grant. At December 31, 2003, these options had per share exercise prices ranging from $21.24 to $42.19, a weighted-average remaining contractual life of approximately 2.6 years, and terms expiring up to March 2007.

During 2003, 2002 and 2001, the holders exercised options to purchase 125,277, 27,911 and 19,997 shares, respectively, with an aggregate exercise price of $4.7 million, $0.9 million and $0.5 million, respectively. At December 31, 2003, 2002 and 2001, the cumulative number of options to purchase 23,763, 23,763 and 15,590 shares of common stock, respectively, had expired. At December 31, 2003, 2002 and 2001, options to purchase 210,715, 335,992 and 371,178 shares of common stock, respectively, were outstanding at average per share exercise prices of $39.46, $38.66 and $38.28, respectively.

Note 16 Supplementary Cash Flow Information

	2003	2002	2001
Interest payments, net of amounts capitalized	$79.5	$64.5	$65.2

Income tax payments	$161.3	$165.1	$141.7

Non-cash items:
Issuance of shares of common stock to the profit sharing plan	$9.8	$—	$—

Note 17 Earnings (Loss) Per Common Share

Basic earnings (loss) per common share were $2.21 for 2003, $(4.20) for 2002 and $1.30 for 2001. Diluted earnings (loss) per common share were $2.00 for 2003, $(4.30) for 2002 and $1.22 for 2001. Excluding goodwill amortization in 2001, basic earnings per common share would have been $1.99 and diluted earnings per common share would have been $1.89 in 2001.

On July 18, 2003, the Company redeemed all of the outstanding shares of its Series A convertible preferred stock at a redemption price of $51.00 per share. The Company also paid accrued dividends on the preferred stock from July 1, 2003 through July 17, 2003 in the aggregate amount of $2.40 million. The $51.00 per share redemption price included a $1.00 per share redemption premium, or an aggregate premium of $25.5 million and is reflected in Basic earnings (loss) per common share in 2003.

Gains attributable to the repurchase of preferred stock for 2003, 2002 and 2001 were $0.8, $10.3 and $7.4 million, respectively, and are reflected in basic earnings (loss) per common share for these years.

For the purpose of calculating diluted earnings (loss) per common share for 2002 and 2001, the Company has adjusted net earnings ascribed to common shareholders to exclude the gains attributable to the repurchase of preferred stock and to add back dividends attributable to such repurchased preferred stock and has adjusted the weighted average common shares outstanding to assume conversion of the shares of preferred stock repurchased during these periods in accordance with the FASB's Emerging Issues Task Force Topic D-53 guidance.

In calculating diluted earnings per common share, the Company's calculation of the weighted average number of common shares for 2003 assumes the issuance of nine million shares of common stock reserved for the asbestos settlement (as described in Note 18 to the Consolidated Financial Statements under the caption "Asbestos Settlement and Related Costs"), and the exercise of dilutive stock options, net of assumed treasury stock repurchases. For 2002 and 2001, the calculation of weighted average number of common shares assumes the effect of the weighted average conversion of repurchased shares of preferred stock. The Company has not assumed the conversion of the outstanding preferred stock in the calculation of diluted (loss) earnings per common share in 2002 and 2001, because the treatment of the preferred stock as the common stock into which it was convertible would be anti-dilutive, meaning the issuance would reduce the loss per common share or increase earnings per common share, in those years. The Company did not reflect the shares of common stock reserved for issuance for the asbestos settlement in the 2002 loss per common share calculation since the effect would have been anti-dilutive.

The following table sets forth the reconciliation of the basic and diluted earnings per common share computations for the years ended December 31, 2003, 2002 and 2001 (shares in millions):

	2003	2002	2001
Basic EPS:
Numerator
Net earnings (loss)	$240.38	$(309.07)	$156.70
Less: Excess of redemption price over book value of preferred stock	25.45	—	—
Add: Excess of book value over repurchase price of preferred stock	0.79	10.29	7.45
Less: Preferred stock dividends	28.61	53.84	55.02

Net earnings (loss) ascribed to common shareholders — basic	$187.11	$(352.62)	$109.13

Denominator
Weighted average common shares outstanding — basic	84.66	83.93	83.69

Basic earnings (loss) per common share	$2.21	$(4.20)	$1.30

Diluted EPS:
Numerator
Net earnings (loss) ascribed to common shareholders — basic	$187.11	$(352.62)	$109.13
Add: Dividends associated with repurchased preferred stock	—	0.77	0.3
Less: Excess of book value over repurchase price of preferred stock	—	10.29	7.45

Net earnings (loss) ascribed to common shareholders — diluted	$187.11	$(362.14)	$101.98

Denominator
Weighted average common shares outstanding — basic	84.66	83.93	83.69
Effect of assumed issuance of asbestos settlement shares	9.00	—	—
Effect of conversion of repurchased preferred stock	—	0.36	0.21
Effect of assumed exercise of options	0.03	—	—

Weighted average common shares outstanding — diluted	93.69	84.29	83.90

Diluted earnings (loss) per common share	$2.00	$(4.30)	$1.22

See Note 19 for a reconciliation of basic and diluted earnings per common share for the year ended December 31, 2001 as if the Company had adopted SFAS No. 142 as of January 1, 2001.

Note 18 Commitments and Contingencies

Asbestos Settlement and Related Costs

On November 27, 2002, the Company reached an agreement in principle with the Committees appointed to represent asbestos claimants in the bankruptcy case of W. R. Grace & Co., known as Grace, to resolve all current and future asbestos-related claims made against the Company and its affiliates in connection with the Cryovac transaction described below. The settlement will also resolve the fraudulent transfer claims, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies, that had been made against the Company in connection with the Cryovac transaction. On December 3, 2002, the agreement in principle was approved by the Company's Board of Directors. The Company received notice that both of the Committees had approved the agreement in principle as of December 5, 2002. For a description of the Cryovac Transaction, asbestos-related claims and the parties involved, see "Cryovac Transaction" and "Contingencies Related to the Cryovac Transaction" below.

The Company recorded a charge of $850.1 million as a result of the asbestos settlement in its consolidated statement of operations as of December 31, 2002. The charge consisted of the following items:

  •
  a non-cash charge of $512.5 million covering a cash payment that the Company will be required under the settlement to make upon the effectiveness of a plan of reorganization in the Grace bankruptcy. Because the Company cannot predict when a plan of reorganization may become effective, the Company recorded this liability as a current liability on the consolidated balance sheet at December 31, 2002. Under the terms of the settlement, this amount accrues interest at a 5.5% annual rate from December 21, 2002 to the date of payment. The Company has recorded this interest in interest expense in the consolidated statement of operations and in other current liabilities in the consolidated balance sheets.

  •
  a non-cash charge of $321.5 million representing the fair market value at the date the Company recorded the charge of 9 million shares of the Company's common stock expected to be issued under the settlement upon the effectiveness of Grace's plan of reorganization. These shares are subject to customary anti-dilution provisions that adjust for the effects of stock splits, stock dividends and other events affecting the Company's common stock. The fair market value of the Company's common stock was $35.72 per share as of the close of business on December 5, 2002. The Company recorded this amount in its consolidated balance sheet at December 31, 2002 as follows: $0.9 million representing the aggregate par value of these shares in common stock reserved for issuance related to the asbestos settlement, and the remaining $320.6 million, representing the excess of the aggregate fair market value over the aggregate par value of these common shares in additional paid-in capital. The December 31, 2003 diluted earnings per common share calculation reflects the shares of common stock reserved for issuance related to the asbestos settlement.

  •
  $16.1 million of legal and related fees as of December 31, 2002.

Asbestos settlement and related costs in 2003 reflected legal and related fees for asbestos-related matters of $2.8 million. In 2001, asbestos settlement and related costs of $12.0 million included $8.1 million related to the Company's guarantee, resulting from the Cryovac transaction, of specified debt payable by W. R. Grace & Co. — Conn., which filed for reorganization along with its parent company Grace, and $3.9 million of legal and related fees.

Cryovac Transaction

On March 31, 1998, the Company completed a multi-step transaction that brought the Cryovac packaging business and the former Sealed Air Corporation's business under the common ownership of the Company. These businesses operate as subsidiaries of the Company, and the Company acts as a holding company. As part of that transaction, the parties separated the Cryovac packaging business, which previously had been held by various direct and indirect subsidiaries of the Company, from the remaining businesses previously held by the Company. The parties then arranged for the contribution of these remaining businesses to a company now known as W. R. Grace & Co., and the Company distributed the Grace shares to the Company's stockholders. As a result, W. R. Grace & Co. became a separate publicly owned company. The Company recapitalized its outstanding shares of common stock into a new common stock and a new convertible preferred stock. A subsidiary of the Company then merged into the former Sealed Air, which became a subsidiary of the Company and changed its name to Sealed Air Corporation (US).

Contingencies Related to the Cryovac Transaction

In connection with the Cryovac transaction, Grace and its subsidiaries retained all liabilities arising out of their operations before the Cryovac transaction, whether accruing or occurring before or after the Cryovac transaction, other than liabilities arising from or relating to Cryovac's operations. Among the liabilities retained by Grace are liabilities relating to asbestos-containing products previously manufactured or sold by Grace's subsidiaries prior to the Cryovac transaction, including its primary U.S. operating subsidiary, W. R. Grace & Co. — Conn., which has operated for decades and has been a subsidiary of Grace since the Cryovac transaction. The Cryovac transaction agreements provided that, should any claimant seek to hold the Company or any of its subsidiaries responsible for liabilities retained by Grace or its subsidiaries, including the asbestos-related liabilities, Grace and its subsidiaries would indemnify and defend the Company.

Since the beginning of 2000, the Company has been served with a number of lawsuits alleging that, as a result of the Cryovac transaction, the Company is responsible for alleged asbestos liabilities of Grace and its subsidiaries, some of which were also named as co-defendants in some of these actions. Among these lawsuits are several purported class actions and a number of personal injury lawsuits. Some plaintiffs seek damages for personal injury or wrongful death, while others seek medical monitoring, environmental remediation or remedies related to an attic insulation product. Neither the former Sealed Air nor Cryovac ever produced or sold any of the asbestos-containing materials that are the subjects of these cases. None of these cases has reached resolution through judgment, settlement or otherwise. As discussed below, Grace's Chapter 11 bankruptcy proceeding has stayed all these cases.

While the allegations in these actions directed to the Company vary, these actions all appear to allege that the transfer of the Cryovac business as part of the Cryovac transaction was a fraudulent transfer or gave rise to successor liability. Under a theory of successor liability, plaintiffs with claims against Grace and its subsidiaries may attempt to hold the Company liable for liabilities that arose with respect to activities conducted prior to the Cryovac transaction by W. R. Grace & Co. — Conn. or other Grace subsidiaries. A transfer would be a fraudulent transfer if the transferor received less than reasonably equivalent value and the transferor was insolvent or was rendered insolvent by the transfer, was engaged or was about to engage in a business for which its assets constitute unreasonably small capital, or intended to incur or believed that it would incur debts beyond its ability to pay as they mature. A transfer may also be fraudulent if it was made with actual intent to hinder, delay or defraud creditors. If a court found any transfers in connection with the Cryovac transaction to be fraudulent transfers, the Company could be required to return the property or its value to the transferor or could be required to fund liabilities of Grace or its subsidiaries for the benefit of their creditors, including asbestos claimants. The Company has reached an agreement in principle and subsequently signed a settlement agreement, described below, that will resolve all these claims. Previously, the Company was unable to estimate the loss or range of loss in the event that there had been a finding that the Cryovac transaction was a fraudulent transfer or gave rise to successor liability.

In the Joint Proxy Statement furnished to their respective stockholders in connection with the Cryovac transaction, both parties to the transaction stated that it was their belief that Grace and its subsidiaries were adequately capitalized and would be adequately capitalized after the Cryovac transaction and that none of the transfers contemplated to occur in the Cryovac transaction would be a fraudulent transfer. They also stated their belief that the Cryovac transaction complied with other relevant laws. However, if a court applying the relevant legal standards had reached conclusions adverse to the Company, these determinations could have had a materially adverse effect on the Company's consolidated results of operations and financial position.

On April 2, 2001, Grace and a number of its subsidiaries filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court in the District of Delaware. Grace stated that the filing was made in response to a sharply increasing number of asbestos claims since 1999.

In connection with its Chapter 11 filing, Grace filed an application with the Bankruptcy Court seeking to stay, among others, all actions brought against the Company and specified subsidiaries related to alleged asbestos liabilities of Grace and its subsidiaries or alleging fraudulent transfer claims. The court issued an order dated May 3, 2001, which was modified on January 22, 2002, under which the court stayed all the filed or pending asbestos actions against the Company and, upon filing and service on the Company, all future asbestos actions. No further proceedings involving the Company can occur in the actions that have been stayed except upon further order of the Bankruptcy Court.

Committees appointed to represent asbestos claimants in Grace's bankruptcy case received the court's permission to pursue fraudulent transfer and other claims against the Company and its subsidiary Cryovac, Inc., and against Fresenius, as discussed below. The claims against Fresenius are based upon a 1996 transaction between Fresenius and W. R. Grace & Co. — Conn. Fresenius is not affiliated with the Company. In March 2002, the court ordered that the issues of the solvency of Grace following the Cryovac transaction and whether Grace received reasonably equivalent value in the Cryovac transaction would be tried on behalf of all of Grace's creditors. This proceeding is pending in the U.S. District Court for the District of Delaware (Adv. No. 02-02210).

In June 2002, the court permitted the U.S. government to intervene as a plaintiff in the fraudulent transfer proceeding, so that the U.S. government could pursue allegations that remediation expenses were underestimated or omitted in the solvency analyses of Grace conducted at the time of the Cryovac transaction. The court also permitted Grace, which asserted that the Cryovac transaction was not a fraudulent transfer, to intervene in the proceeding. In July 2002, the court issued an interim ruling on the legal standards to be applied in the trial, holding, among other things, that, subject to specified limitations, post-1998 claims should be considered in the solvency analysis of Grace. The Company believes that only claims and liabilities that were known, or reasonably should have been known, at the time of the 1998 Cryovac transaction should be considered under the applicable standard.

On September 20, 2002, in an unrelated bankruptcy case, Official Committee of Unsecured Creditors of Cybergenics Corp. v. Chinery, 304 F.3d 316 (3d Cir. 2002), the United States Court of Appeals for the Third Circuit held that only a trustee in bankruptcy or a debtor-in-possession could prosecute a fraudulent transfer action. Since the plaintiffs in the fraudulent transfer case against the Company were the Committees and not a trustee or debtor, and since the law of the Third Circuit is binding in the District of Delaware, where the proceeding was pending, it was uncertain whether the Committees had authority under the law to prosecute the constructive fraudulent transfer case and, accordingly, the future posture of the case was uncertain. In light of the Cybergenics decision, on September 27, 2002, the court postponed the trial date, which had originally been set for September 30, 2002, and then on October 24, 2002 issued an order rescheduling the trial to begin on December 2, 2002 but granting the parties permission to ask the Third Circuit to hear an immediate appeal of the order. On October 31, 2002, the Company asked the Third Circuit for permission to appeal the order. Given these circumstances, the Company did not know whether the Committees would be permitted to prosecute the fraudulent transfer and other claims against the Company or whether the Third Circuit might hold that some other party (perhaps the debtor-in-possession or a trustee) might have to prosecute these claims if it so chose. In the Grace bankruptcy proceeding, the debtor-in-possession had already taken the position that it did not believe that the 1998 transaction was a fraudulent transfer.

On November 18, 2002, Judge Alfred M. Wolin, the judge hearing the Company's case, advised the parties that the Cybergenics decision would be reheard en banc, which had the effect of vacating the prior decision under Third Circuit rules. Judge Wolin also ordered the Company's fraudulent conveyance trial to commence on December 9, 2002 and ordered the parties to appear for mediation on November 27, 2002.

On November 27, 2002, the Company reached an agreement in principle with the Committees prosecuting the claims against the Company and Cryovac, Inc., to resolve all current and future asbestos-related claims arising from the Cryovac transaction. On the same day, the court entered an order confirming that the parties had reached an amicable resolution of the disputes among the parties and that counsel for the Company and the Committees had agreed and bound the parties to the terms of the agreement in principle. As discussed above, the agreement in principle calls for payment of 9 million shares of Sealed Air common stock and $512.5 million in cash, plus interest on the cash payment at a 5.5% annual rate starting on December 21, 2002 and ending on the effective date of the Grace plan of reorganization, when the Company is required to make the payment. These shares are subject to customary anti-dilution provisions that adjust for the effects of stock splits, stock dividends and other events affecting the Company's common stock. On December 3, 2002, the Company's Board of Directors approved the agreement in principle. The Company received notice that both of the Committees had approved the agreement in principle as of December 5, 2002. The parties subsequently signed a definitive settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. On November 26, 2003, the parties jointly presented the definitive settlement agreement to the court for approval. After approval of the agreement, the agreement will eventually be incorporated into Grace's plan of reorganization and, assuming approval by Grace's creditors as part of the approval of the plan of reorganization, will then be implemented.

As a condition to the Company's obligation to make the payments required by the settlement, Grace's plan of reorganization must be consistent with the terms of the settlement, including provisions for the trusts and releases referred to below and for an injunction barring the prosecution of any asbestos-related claims against the Company and its affiliates. In that case, the settlement will provide that, upon the effective date of Grace's plan of reorganization and payment of the shares and cash, all present and future asbestos-related claims against the Company and its affiliates that arise from alleged asbestos liabilities of Grace and its affiliates (including former affiliates that became affiliates of the Company through the Cryovac transaction) will be channeled to and become the responsibility of one or more trusts to be established under Section 524(g) of the Bankruptcy Code as part of Grace's plan of reorganization. The settlement will also resolve all fraudulent transfer claims against the Company and its affiliates arising from the Cryovac transaction as well as the Fresenius claims described below. The settlement will provide that the Company and its affiliates will receive releases of all those claims upon payment. Under the agreement, the Company cannot seek indemnity from Grace for the Company's payments required by the settlement. The Company expects that the order approving the settlement agreement will also provide that the stay of proceedings involving the Company described above will continue through the effective date of Grace's plan of reorganization, after which the Company will be released from the liabilities asserted in those proceedings and their continued prosecution against the Company will be enjoined.

The Company does not know when Grace's plan of reorganization will be presented to the court for approval, nor does it know whether the plan of reorganization will be consistent with the terms of the settlement or if the other conditions to the Company's obligation to pay the settlement amount will be met. If these conditions are not satisfied or not waived by the Company, the Company will not be obligated to pay the settlement amount. However, if the Company does not pay the settlement amount, the Company and its affiliates will not be released from the various asbestos-related, fraudulent transfer, and indemnification claims made against them, and all of these claims would remain pending and would have to be resolved through other means, such as through agreement on alternative settlement terms or trials.

In January 2002, the Company filed a declaratory judgment action against Fresenius Medical Care Holdings, Inc., its parent, Fresenius AG, a German company, and specified affiliates in New York State court asking the court to resolve a contract dispute between the parties. The Fresenius parties contended that the Company was obligated to indemnify them for liabilities that they might incur as a result of the 1996 Fresenius transaction mentioned above. The Fresenius parties' contention was based on their interpretation of the agreements between them and W. R. Grace & Co. — Conn. in connection with the 1996 Fresenius transaction. In February 2002, the Fresenius parties announced that they had accrued a charge of $172.0 million for these potential liabilities, which include pre-transaction tax liabilities of Grace and the costs of defense of litigation arising from Grace's Chapter 11 filing. The Company believed that it was not responsible to indemnify the Fresenius parties under the 1996 agreements and filed the action to proceed to a resolution of the Fresenius parties' claims. In April 2002, the Fresenius parties filed a motion to dismiss the action and for entry of declaratory relief in its favor. The Company opposed the motion, and in July 2003, the court denied the motion without prejudice in view of the November 27, 2002 agreement in principle referred to above. As noted above, under the settlement agreement, there will be mutual releases exchanged between the Fresenius parties and the Company releasing any and all claims related to the 1996 Fresenius transaction.

In view of Grace's Chapter 11 filing, the Company may receive additional claims asserting that the Company is liable for obligations that Grace had agreed to retain in the Cryovac transaction and for which the Company may be contingently liable. To date, no material additional claims have been asserted or threatened against the Company.

Final determinations and accountings under the Cryovac transaction agreements with respect to matters pertaining to the transaction had not been completed at the time of Grace's Chapter 11 filing in 2001. The Company has filed claims in the bankruptcy proceeding that reflect all of the costs and liabilities that it has incurred or may incur that Grace and its affiliates agreed to retain or that are subject to indemnification by Grace and its affiliates under the Cryovac transaction agreements, other than payments to be made under the settlement agreement. Grace has alleged that the Company is responsible for specified amounts under the Cryovac transaction agreements. Any amounts for which the Company may be liable to Grace may be used to offset the liabilities of Grace and its affiliates to the Company. The Company intends to seek indemnification by Grace and its affiliates for defense costs related to asbestos and fraudulent transfer litigation and the Fresenius claims, and approximately $8.1 million paid by the Company on account of its guaranty of debt issued by W. R. Grace & Co. — Conn. Except to the extent of any potential setoff or similar claim, the Company expects that its claims will be as an unsecured creditor of Grace. Since portions of the Company's claims against Grace and its affiliates are contingent or unliquidated, to the Company cannot determine the amount of the Company's claims, the extent to which these claims may be reduced by setoff, how much of the claims may be allowed, or the amount of the Company's recovery on these claims, if any, in the bankruptcy proceeding.

On September 15, 2003, the case of Senn v. Hickey, et al. (Case No. 03-CV-4372) was filed in the U.S. District Court for the District of New Jersey (Newark). This lawsuit seeks class action status on behalf of all persons who purchased or otherwise acquired securities of the Company during the period from March 27, 2000 through July 30, 2002. The lawsuit names the Company and specified current and former officers and directors of the Company as defendants. The Company is required to provide indemnification to the other defendants, and accordingly the Company's counsel is also defending them. The lawsuit makes a number of allegations against the defendants. The principal allegations are that during the above period the defendants materially misled the investing public, artificially inflated the price of the Company's common stock by publicly issuing false and misleading statements and violated GAAP by failing to accrue for the Company's contingent liability for asbestos claims arising from past operations of Grace. The plaintiffs seek compensatory damages and other relief. The Company intends to vigorously defend the lawsuit, since the Company believes that it properly disclosed its contingent liability for Grace's asbestos claims. Although the Company currently believes that it should have no liability in this lawsuit, until the lawsuit has progressed beyond its current preliminary stage, the Company cannot estimate the potential cost of an unfavorable outcome, if any.

Leases

The Company is obligated under the terms of various leases covering primarily warehouse and office facilities and production equipment, as well as smaller manufacturing sites that it occupies. The Company accounts for substantially all of its leases as operating leases. Net rental expense was $27.0 million, $24.3 million and $23.2 million for 2003, 2002 and 2001, respectively. Estimated future minimum annual rental commitments under noncancelable real and personal property leases are as follows: 2004 — $27.2 million; 2005 — $21.5 million; 2006 — $16.1 million; 2007 — $13.3 million; 2008 — $9.9 million; and subsequent years — $10.2 million.

Long-Term Commitments

The Company has the following long-term commitments:

  •
  Approximately $18.9 million for the purchase of equipment over a five-year period which began in 2003, together with a potential termination fee in an amount to be determined. The Company's obligation is reduced or increased based on market price changes for the equipment and changes in the Packaging Machinery Manufacturers Index. Estimated future minimum annual commitments are as follows: 2004 — $3.9 million; 2005 — $4.5 million; 2006 — $5.0 million; and 2007 — $5.5 million. Failure to purchase any of the minimum annual requirements in any year obligates the Company to pay an amount of 45% of such shortfall. During 2003 the Company did not meet the minimum equipment purchase requirements and recorded a charge of $1.0 million.

  •
  Approximately $12.9 million minimum commitment for the purchase of telecommunications and network capacity and services over a four-year period that began in 2004.

  •
  Approximately $8.4 million to a supplier if the Company fails to purchase 126.3 million pounds of specified raw materials, at the then current market price, over a ten-year period that began in May, 2002. The amount of the potential contingent payment declines in proportion to the Company's purchase of minimum quantities required under the contract. At December 31, 2003, the Company's purchases were in line with the minimum quantity requirements under the agreement.

  •
  Approximately $6.0 million to a supplier of raw materials under an agreement that provides that the Company commits to purchase a specified quantity of raw materials at a fixed price through 2004.

Environmental Matters

The Company is subject to loss contingencies resulting from environmental laws and regulations, and it accrues for anticipated costs associated with investigatory and remediation efforts when an assessment has indicated that a loss is probable and can be reasonably estimated. These accruals do not take into account any discounting for the time value of money and are not reduced by potential insurance recoveries, if any. The Company does not believe that it is reasonably possible that its liability in excess of the amounts that it has accrued for environmental matters will be material to its consolidated statements of operations, balance sheets or cash flows. Environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated. The Company evaluates these liabilities periodically based on available information, including the progress of remedial investigations at each site, the current status of discussions with regulatory authorities regarding the methods and extent of remediation and the apportionment of costs among potentially responsible parties. As some of these issues are decided (the outcomes of which are subject to uncertainties) or new sites are assessed and costs can be reasonably estimated, the Company adjusts the recorded accruals, as necessary. The Company believes that these exposures are not material to its consolidated results of operations and balance sheets. The Company believes that it has adequately reserved for all probable and estimable environmental exposures.

Note 19 New Accounting Pronouncements

Recently Issued Statements of Financial Accounting Standards, Accounting Guidance and Disclosure Requirements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. This standard also required that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted the provisions of SFAS No. 141 upon issuance and adopted SFAS No. 142 effective January 1, 2002. Any goodwill and any intangible assets determined to have an indefinite useful life that were acquired in a purchase business combination completed after June 30, 2001 were not amortized, but were evaluated for impairment. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized through the end of 2001.

In connection with the transitional impairment evaluation, SFAS No. 142 required the Company to assess whether goodwill and other intangible assets were impaired as of January 1, 2002. As required by this statement, the Company completed its assessment process on a reporting unit basis as of June 30, 2002 and determined that no impairment charge was necessary as of January 1, 2002. A reporting unit is the operating segment unless, at businesses one level below that operating segment — the "component" level — discrete financial information is prepared and regularly reviewed by management and the component has economic characteristics that are different from the economic characteristics of the other components of the operating segments, in which case this component is the reporting unit. A company must use a fair value approach to test goodwill for impairment. A company must recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. The Company derives an estimate of fair values for the Company as a whole and for each of the Company's reporting units by using discounted cash flows, equity market capitalization and comparative market multiples.

As of December 31, 2003 and 2002, the Company had unamortized goodwill in the amount of $1,939.5 million and $1,926.2 million, respectively. Amortization expense related to goodwill was

$57.0 million in 2001. Beginning January 1, 2002, in accordance with SFAS No. 142, the Company stopped recording amortization expense related to goodwill. Although the Company no longer systematically amortizes goodwill, this standard requires that the Company conduct periodic reviews to assess whether or not the carrying amount of goodwill may be impaired. These reviews could result in future write-downs of goodwill which would be reflected as a charge against operating income.

As required by SFAS No. 142, goodwill and intangible assets with indefinite useful lives have to be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company completed its annual testing for impairment for 2003 and 2002 during the fourth quarters of each year and determined that no impairment charge was necessary on a reporting unit basis in either period.

As of December 31, 2003 and 2002, the Company had identifiable intangible assets with definite useful lives with a gross carrying value of $70.8 million and $69.1 million, respectively, less accumulated amortization of $54.5 million and $47.7 million, respectively. These identifiable intangible assets therefore are immaterial to the Company's consolidated balance sheets. Amortization of identifiable intangible assets was approximately $6.1 million for 2003. Assuming no change in the gross carrying value of identifiable intangible assets from the value at December 31, 2003, the estimated amortization for the year ended December 31, 2003 and the next four succeeding years is approximately $6.1 million per year. These assets are reflected in "other assets" in the Company's consolidated balance sheets. At December 31, 2003 and 2002, there were no identifiable intangible assets, other than goodwill, with indefinite useful lives as defined by SFAS No. 142.

The following table sets forth the reconciliation of the basic and diluted earnings per common share computations for the year ended December 31, 2001 as if SFAS No. 142 were adopted as of January 1, 2001 (shares in millions):

	For the Year Ended December 31, 2001
	December 31, 2001 As Reported	Add Back: Goodwill Amortization	December 31, 2001 Adjusted
Basic EPS:
Numerator
Net earnings	$156.70	$57.01	$213.71
Add: Excess of book value over repurchase price of preferred stock	7.45	—	7.45
Less: Preferred stock dividends	55.02	—	55.02

Net earnings ascribed to common shareholders — basic	$109.13	$57.01	$166.14

Denominator
Weighted average common shares outstanding — basic	83.69	—	83.69

Basic earnings per common share	$1.30	$0.69	$1.99

Diluted EPS:
Numerator
Net earnings ascribed to common shareholders — basic	$109.13	$57.01	$166.14
Less: Excess of book value over repurchase price of preferred stock	7.45	—	7.45
Add: Dividends associated with repurchased preferred stock	0.3	—	0.3

Net earnings ascribed to common shareholders — diluted	$101.98	$57.01	$158.99

Denominator
Weighted average common shares outstanding — basic	83.69	—	83.69
Effect of conversion of repurchased preferred stock	0.21	—	0.21

Weighted average common shares outstanding — diluted	83.90	—	83.90

Diluted earnings per common share	$1.22	$0.67	$1.89

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 104, "Revenue Recognition." The SAB updates portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make the guidance consistent with current authoritative accounting literature. The principal revisions relate to the incorporation of certain sections of the staff's frequently asked questions document on revenue recognition into Topic 13. The adoption of SAB 104 did not have a material impact on the Company's consolidated financial statements.

In November 2003, FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34" was issued. This Interpretation enhances disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002, and the disclosure requirements were effective for financial statements for interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial statements.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS No. 149 clarifies the definition of a derivative by providing guidance on initial net investments related to derivatives. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

On January 1, 2003, the Company adopted SFAS No. 143, "Asset Retirement Obligations," which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial statements.

In January 2003, the Emerging Issues Task Force issued EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the consolidated statements of operations. That presumption is overcome when the consideration is either a reimbursement of specific, incremental, identifiable costs incurred to sell the vendor's products or a payment for assets or services delivered to the vendor. EITF 02-16 is effective for arrangements entered into after December 31, 2002. The adoption of EITF 02-16 did not have a material impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure," which provides alternative methods of transition for companies that choose to switch to the fair value method of accounting for stock options. SFAS No. 148 also makes changes in the disclosure requirements for stock-based compensation, regardless of which method of accounting is chosen. The Company had terminated all previously maintained stock option plans effective March 31, 1998 in connection with the Cryovac transaction, except with respect to options that were still outstanding as of that date. The adoption of SFAS No. 148 did not have a material impact on the Company's consolidated financial statements.

In April 2002, FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of Statement 145 related to the rescission of SFAS No. 4, "Reporting Gains and Losses from

Extinguishment of Debt," were applied in fiscal years beginning after May 15, 2002. The provisions of Statement 145 related to Statement 13 were effective for transactions occurring after May 15, 2002. In December 2003, the Company used net cash of $208.2 million to repurchase, at a premium in the open market, $122.5 million face amount of its 8.75% senior notes and $50.0 million face amount of its 6.95% senior notes and terminate interest rate swaps on the 8.75% senior notes with a total notional amount of $100.0 million which resulted in a loss of $33.6 million, which the Company reflected in the statement of operations as "Loss on debt repurchase" in accordance with the provisions of SFAS 145.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force or EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred. Under EITF 94-3, a liability for an exit cost was required to be recognized at the date of an entity's commitment to an exit plan. The adoption of SFAS No. 146 is expected to result in delayed recognition for some types of costs as compared to the provisions of EITF 94-3. SFAS No. 146 is effective for new exit or disposal activities that are initiated after December 31, 2002 and does not affect amounts currently reported in the Company's consolidated financial statements. SFAS No. 146 will affect the types and timing of costs included in future restructuring programs, if any.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures specified financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 became effective for the Company on July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

In December 2003, FASB issued SFAS No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. SFAS No. 132 (revised) reforms and revises the disclosure requirements contained in the original Statement. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The statement generally is effective for U.S. plan disclosures for fiscal years ending after December 15, 2003. Disclosures for non-U.S. plans are not affected until fiscal years ending after December 15, 2004. The Company's disclosures in Note 11 incorporate the changes prescribed by SFAS No. 132 (revised).

In December 2003, the FASB issued FASB Interpretation No. ("FIN") 46 (revised December 2003), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. FIN 46R replaces FIN 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities, and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company does not currently expect the adoption of FIN 46R to have a material impact on the 2004 consolidated financial statements.

Note 20 Interim Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)
2003 (1)
Net sales	$822.9	$865.6	$908.7	$934.8
Gross profit	259.5	269.5	288.9	294.9
Net earnings	61.7	65.8	66.1	46.9
Preferred stock dividends	13.3	12.9	2.4	—
Earnings per common share — basic(3)	0.57	0.63	0.45	0.55
Earnings per common share — diluted(3)	0.52	0.56	0.41	0.50
2002 (1)
Net sales	$746.1	$786.3	$825.8	$846.1
Gross profit	250.6	260.0	264.1	282.9
Net earnings (loss)	60.5	66.0	66.2	(501.8)
Preferred stock dividends	13.7	13.6	13.3	13.3
Earnings (loss) per common share — basic(3)	0.56	0.66	0.70	(6.12)
Earnings (loss) per common share — diluted(3)	0.56	0.61	0.62	(6.13)

(1)
The sum of the four quarterly amounts may not equal the full year amounts due to rounding in each period.

(2)
In November 2002, the Company reached an agreement in principle with the appropriate parties to resolve all current and future asbestos-related claims made against it and its affiliates in connection with the Cryovac transaction. The parties signed a definitive settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. In connection with this settlement, the Company recorded a pre-tax charge of $850.1 million in the consolidated statement of operations in 2002, which resulted in the Company's net loss for the year ended December 31, 2002. See Note 18 to the Consolidated Financial Statements.

(3)
The sums of the four quarterly earnings per common share amounts may not equal the amounts reported for the full years since each period is calculated separately.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in the Company's reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that the Company's employees accumulate this information and communicate it to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily must apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures under Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

There has not been any change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Part of the information required in response to this Item is set forth in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant," and the balance except as set forth below will be included in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders under the captions "Election of Directors — Information Concerning Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance." All such information is incorporated herein by reference.

The Company has adopted a Code of Conduct applicable to all officers and employees and a supplemental Code of Ethics for Senior Financial Executives applicable to the Company's Chief Executive Officer, Chief Financial Officer, Controller, Treasurer, and all other employees performing similar functions for the Company. The texts of the Code of Conduct and the Code of Ethics for Senior Financial Executives are posted on the Company's Internet web site at www.sealedair.com. The Company will post amendments to the Code of Conduct and the Code of Ethics for Senior Financial Executives on its Internet web site. The Company will also post waivers applicable to any of the senior financial officers listed above from provisions of the Code of Conduct or the Code of Ethics for Senior Financial Executives on its Internet web site.

The Company's Board of Directors has adopted Corporate Governance Guidelines and charters for its three standing committees, the Audit Committee, the Nominating and Corporate Governance Committee, and the Organization and Compensation Committee. Copies of the Corporate Governance Guidelines and the charters are posted on the Company's Internet web site at www.sealedair.com and are available in print to any stockholder who requests them by calling the Company at 201-791-7600 or writing to Investor Relations, Sealed Air Corporation, Park 80 East, Saddle Brook, New Jersey 07663-5291.

The Company's Audit Committee is comprised of directors Hank Brown, who serves as chairman, Michael Chu and Lawrence R. Codey. The Company's Board of Directors has determined that each of the three members of the Audit Committee is an audit committee financial expert in accordance with the standards of the Securities and Exchange Commission and that each is independent, as defined in the listing standards of the New York Stock Exchange, Inc. applicable to the Company and as determined by the Board of Directors.

Item 11. Executive Compensation

The information required in response to this Item will be set forth in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders under the captions "Director Compensation," "Executive Compensation—Summary Compensation Table" and "Meetings and Committees of the Board of Directors; Status of Members — Compensation Committee Interlocks and Insider Participation." Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required in response to this Item will be set forth in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders under the caption "Voting Securities." Such information is incorporated herein by reference.

Equity Compensation Plan Information as of December 31, 2003

The following table provides information as of December 31, 2003 with respect to shares of Common Stock that may be issued under the Contingent Stock Plan of Sealed Air Corporation and the Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors.

Plan Category(1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders(2)	70,560	(2)	985,806
Equity compensation plans not approved by stockholders	—	—	—

Total	70,560	—	985,806

(1)
The table does not include information concerning equity compensation plans that have been terminated. Stock option plans in which employees of the Cryovac packaging business participated were terminated as of March 31, 1998 in connection with the Cryovac transaction except with respect to options that were still outstanding as of that date. At December 31, 2003, a total of 188,830 shares of Common Stock were issuable upon the exercise of those outstanding options at an average per share exercise price of $39.36.

(2)
Consists of the Contingent Stock Plan and the 2002 Stock Plan for Non-Employee Directors. Column (a) includes 60,500 shares awarded under the Contingent Stock Plan but not yet issued as of December 31, 2003, as well as 10,060 deferred stock units held by non-employee directors. The exercise price for shares awarded under the Contingent Stock Plan is $1.00 per share. The exercise price for deferred stock units held by non-employee directors is $0.10 per share, all of which had been paid to the Company prior to December 31, 2003.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

The information required in response to this item will be included in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders under the captions "Principal Independent Auditor Fees" and "Audit Committee Pre-Approval Policies and Procedures." All such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    Documents filed as a part of this Annual Report on Form 10-K:

  (i)
  Financial Statements and Financial Statement Schedule

See Index to Consolidated Financial Statements and Schedule on page 38 of this Annual Report on Form 10-K.

  (ii)
  Exhibits

Exhibit Number	Description
2.1
Distribution Agreement dated as of March 30, 1998 among the Company, W. R. Grace & Co.-Conn., and W.R. Grace & Co. (Exhibit 2.2 to the Company's Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139, is incorporated herein by reference.)
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
10.1
Employee Benefits Allocation Agreement dated as of March 30, 1998 among the Company, W. R. Grace & Co.-Conn. and W. R. Grace & Co. (Exhibit 10.1 to the Company's Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139, is incorporated herein by reference.)
10.2
Tax Sharing Agreement dated as of March 30, 1998 by and among the Company, W. R. Grace & Co.-Conn. and W. R. Grace & Co. (Exhibit 10.2 to the Company's Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139, is incorporated herein by reference.)

10.3	Restricted Stock Plan for Non-Employee Directors of the Company. (Annex E to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.)*
10.4
W. R. Grace & Co. 1996 Stock Incentive Plan, as amended. (Exhibit 10.1 to the Quarterly Report on Form 10-Q of W. R. Grace & Co. for the quarter ended March 31, 1997, File No. 1-12139, is incorporated herein by reference.)*
10.5
W. R. Grace & Co. 1994 Stock Incentive Plan, as amended. (Exhibit 10.6 to the Current Report on Form 8-K filed October 10, 1996 of W. R. Grace & Co., File No. 1-12139, is incorporated herein by reference.) *
10.6
W. R. Grace & Co. 1989 Stock Incentive Plan, as amended. (Exhibit 10.5 to the Current Report on Form 8-K filed October 10, 1996 of W. R. Grace & Co., File No. 1- 12139, is incorporated herein by reference.) *
10.7
Form of Contingent Stock Purchase Agreement-Section 162(m) Officer. (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12139, is incorporated herein by reference.) *
10.8
Form of Contingent Stock Purchase Agreement-Officer. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12139, is incorporated herein by reference.)*
10.9	Form of Restricted Stock Purchase Agreement. (Exhibit 4.4 to the Company's Registration Statement on Form S-8, Registration No. 333-59195, is incorporated herein by reference.)*
10.10	Sealed Air Corporation Performance-Based Compensation Program. (Annex A to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.)*
10.11
Contingent Stock Plan of the Company, as amended. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12139, is incorporated herein by reference.)*
10.12	Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors. (Annex A to the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.)*
10.13
Form of Stock Purchase Agreement for use in connection with the Company's 2002 Stock Plan for Non-Employee Directors. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-12139, is incorporated herein by reference.)*
10.14
Sealed Air Corporation Deferred Compensation Plan for Directors. (Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-12139, is incorporated herein by reference.)*
10.15
Agreement in Principle, dated November 27, 2002, by and among the Official Committee of Asbestos Personal Injury Claimants, the Official Committee of Asbestos Property Damage Claimants, the Company, and the Company's subsidiary, Cryovac, Inc. (Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12139, is incorporated herein by reference.)

10.16
Settlement Agreement and Release, dated November 10, 2003, by and among the Official Committee of Asbestos Personal Injury Claimants, the Official Committee of Asbestos Property Damage Claimants, the Company, and the Company's subsidiary, Cryovac, Inc. (Exhibit 10.1 to the Company's Amendment No. 3 to its Registration Statement on Form S-3, Registration No. 333-108544, is incorporated herein by reference.)
10.17
Revolving Credit Facility (3-year), dated as of December 19, 2003, among the Company, certain of the Company's subsidiaries, banks and financial institutions party thereto, and Citibank, N.A. as agent for the lenders.
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
31.1	Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated March 11, 2004.
31.2	Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated March 11, 2004.
32.1	Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350, dated March 11, 2004.
32.2	Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated March 11, 2004.

* Compensatory plan or arrangement of management required to be filed as an exhibit to this report on Form 10-K.

(b)    Reports on Form 8-K:

The Company filed the following Current Report on Form 8-K during the fiscal quarter ended December 31, 2003:

Date Of Report	Disclosures
November 4, 2003	Under Item 5 — "Other Events and Regulation FD Disclosure," the Company reported that it had become aware of a lawsuit seeking class action status on behalf of certain acquirors of the Company's securities (Senn v. Hickey, et al.)

The Company furnished the following Current Report on Form 8-K during the fiscal quarter ended December 31, 2003:

Date Of Report	Disclosures
October 22, 2003	Under Items 7(c) — "Exhibits" and 12 — "Results of Operations and Financial Condition," the Company disclosed its financial results for the third quarter of 2003 and its outlook for the full year 2003.

SEALED AIR CORPORATION AND SUBSIDIARIES
SCHEDULE II
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2003, 2002 and 2001
(In millions of dollars)

Description	Balance At Beginning Of Year	Charged To Costs And Expenses	Other	Deductions		Balance At End Of Year
Year ended December 31, 2003:
Allowance for doubtful accounts	$18.7	$2.1	$1.3	$(4.2	)(1)	$17.9

Inventory obsolescence reserve	$28.1	$7.0	$1.0	$(4.8	)(2)	$31.3

Year ended December 31, 2002:
Allowance for doubtful accounts	$25.4	$5.2	$(2.6)	$(9.3	)(1)	$18.7

Inventory obsolescence reserve	$30.3	$5.5	$—	$(7.7	)(2)	$28.1

Year ended December 31, 2001:
Allowance for doubtful accounts	$21.2	$8.7	$0.9	$(5.4	)(1)	$25.4

Inventory obsolescence reserve	$24.3	$10.2	$0.7	$(4.9	)(2)	$30.3

(1)
Primarily accounts receivable balances written off.

(2)
Primarily items removed from inventory.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALED AIR CORPORATION (Registrant)
Date: March 11, 2004	By:	/s/ William V. Hickey William V. Hickey President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Date

By	/s/ William V. Hickey William V. Hickey President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2004
By	/s/ David H. Kelsey David H. Kelsey Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2004
By	/s/ Jeffrey S. Warren Jeffrey S. Warren Controller (Principal Accounting Officer)	March 11, 2004
By	/s/ Hank Brown Hank Brown Director	March 11, 2004
By	/s/ Michael Chu Michael Chu Director	March 11, 2004
By	/s/ Lawrence R. Codey Lawrence R. Codey Director	March 11, 2004

By	/s/ T. J. Dermot Dunphy T. J. Dermot Dunphy Director	March 11, 2004
By	/s/ Charles F. Farrell, Jr. Charles F. Farrell, Jr. Director	March 11, 2004
By	/s/ Kenneth P. Manning Kenneth P. Manning Director	March 11, 2004
By	/s/ William J. Marino William J. Marino Director	March 11, 2004

QuickLinks

SEALED AIR CORPORATION AND SUBSIDIARIES Table Of Contents
PART I
Part II
Financial Statements and Supplementary Data
Report of Independent Certified Public Accountants
SEALED AIR CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations Years Ended December 31, 2003, 2002 and 2001 (In millions of dollars, except for per share data)
SEALED AIR CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets December 31, 2003 and 2002 (In millions of dollars, except share data)
SEALED AIR CORPORATION AND SUBSIDIARIES Consolidated Statements of Shareholders' Equity Years Ended December 31, 2003, 2002 and 2001 (In millions of dollars)
SEALED AIR CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows Years Ended December 31, 2003, 2002 and 2001 (In millions of dollars)
SEALED AIR CORPORATION AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Loss) Years Ended December 31, 2003, 2002 and 2001 (In millions of dollars)
SEALED AIR CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements (Amounts in tables in millions of dollars, except share and per share data)
PART III
PART IV
SEALED AIR CORPORATION AND SUBSIDIARIES SCHEDULE II Valuation and Qualifying Accounts and Reserves Years Ended December 31, 2003, 2002 and 2001 (In millions of dollars)
SIGNATURES