Form 10-Q
period 2004-03-31
SEALED AIR CORP/DE
filed 2004-05-07
CIK 1012100

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
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

There were 84,325,742 shares of the registrant's common stock, par value $0.10 per share, issued and outstanding as of April 30, 2004.

SEALED AIR CORPORATION AND SUBSIDIARIES
Table Of Contents

PART I
FINANCIAL INFORMATION

SEALED AIR CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2004 and 2003
(In millions of dollars, except per share data)
(Unaudited)

	2004	2003
Net sales	$913.1	$822.9
Cost of sales	627.0	563.4

Gross profit	286.1	259.5
Marketing, administrative and development expenses	159.3	138.7

Operating profit	126.8	120.8
Interest expense	(38.1)	(22.4)
Other income (expense), net	5.3	(0.5)

Earnings before income taxes	94.0	97.9
Income taxes	33.8	36.2

Net earnings	$60.2	$61.7

Less: Series A convertible preferred stock dividends	—	13.3

Net earnings ascribed to common shareholders	$60.2	$48.4

Earnings per common share:
Basic	$0.71	$0.57

Diluted	$0.64	$0.52

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2004 and December 31, 2003
(In millions of dollars, except share data)
(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$412.8	$365.0
Notes and accounts receivable, net of allowances for doubtful accounts of $17.8 in 2004 and $17.9 in 2003	578.8	615.2
Inventories	390.3	371.2
Other current assets	73.0	76.4

Total current assets	1,454.9	1,427.8

Property and equipment:
Land and buildings	516.4	517.4
Machinery and equipment	1,832.5	1,823.6
Other property and equipment	133.1	131.7
Construction-in-progress	98.4	93.5

	2,580.4	2,566.2
Less accumulated depreciation and amortization	1,553.7	1,523.8

Property and equipment, net	1,026.7	1,042.4

Goodwill	1,942.2	1,939.5
Other assets	289.7	294.4

Total Assets	$4,713.5	$4,704.1

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2004 and December 31, 2003 (Continued)
(In millions of dollars, except share data)
(Unaudited)

	March 31, 2004	December 31, 2003
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$19.1	$18.2
Current portion of long-term debt	2.9	2.4
Accounts payable	185.5	191.7
Asbestos settlement liability	512.5	512.5
Other current liabilities	347.1	383.4
Income taxes payable	100.2	82.2

Total current liabilities	1,167.3	1,190.4
Long-term debt, less current portion	2,264.1	2,259.8
Deferred income taxes	33.5	34.9
Other liabilities	87.2	95.4

Total Liabilities	3,552.1	3,580.5

Shareholders' equity:
Common stock, $.10 par value per share. Authorized 400,000,000 shares; issued 85,613,634 shares in 2004 and 85,547,227 shares in 2003	8.6	8.6
Cost of treasury common stock, 979,085 shares in 2004 and 461,785 shares in 2003	(44.6)	(19.6)
Common stock reserved for issuance related to asbestos settlement, 9,000,000 shares, $.10 par value per share	0.9	0.9
Additional paid-in capital	1,050.1	1,046.9
Retained earnings	303.9	243.7
Deferred compensation	(16.9)	(16.3)

	1,302.0	1,264.2

Minimum pension liability	(1.6)	(1.6)
Accumulated translation adjustment	(146.9)	(147.0)
Unrecognized gain on derivative instruments	7.9	8.0

Accumulated other comprehensive loss	(140.6)	(140.6)

Total Shareholders' Equity	1,161.4	1,123.6

Total Liabilities and Shareholders' Equity	$4,713.5	$4,704.1

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2004 and 2003
(In millions of dollars)
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net earnings	$60.2	$61.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	44.7	42.6
Amortization of bond discount	0.2	0.1
Amortization of terminated treasury lock agreements	(0.3)	—
Deferred tax benefit	(1.3)	(4.3)
Net (gain) loss on disposals of property and equipment	(0.6)	0.1
Changes in operating assets and liabilities:
Notes and accounts receivable	32.1	0.5
Inventories	(20.0)	(20.4)
Other current assets	4.0	(0.6)
Other assets	4.0	0.9
Accounts payable	(5.2)	(1.0)
Other current liabilities	(16.5)	(6.2)
Other liabilities	(1.0)	7.6

Net cash provided by operating activities	100.3	81.0

Cash flows from investing activities:
Capital expenditures for property and equipment	(27.4)	(22.1)
Proceeds from sales of property and equipment	1.1	0.7
Other	(0.5)	—

Net cash used in investing activities	(26.8)	(21.4)

Cash flows from financing activities:
Proceeds from long-term debt	6.1	—
Payment of long-term debt	(0.7)	(11.1)
Dividends paid on preferred stock	—	(13.3)
Purchases of treasury common stock	(25.0)	—
Proceeds from stock option exercises	0.2	—
Net proceeds from (payment of) short-term borrowings	0.8	(9.0)

Net cash used in financing activities	(18.6)	(33.4)

Effect of exchange rate changes on cash and cash equivalents	(7.1)	(2.5)

Cash and cash equivalents:
Net change during the period	47.8	23.7
Balance, beginning of period	365.0	126.8

Balance, end of period	$412.8	$150.5

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2004 and 2003 (Continued)
(In millions of dollars)
(Unaudited)

	2004	2003
Supplemental Cash Flow Items:
Interest payments, net of amounts capitalized	$36.6	$12.9

Income tax payments	$16.7	$20.3

Non-cash items:
Issuance of shares of common stock to the profit sharing plan	$—	$9.8

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2004 and 2003
(In millions of dollars)
(Unaudited)

	2004	2003
Net earnings	$60.2	$61.7
Other comprehensive income (loss):
Unrecognized loss on derivative instruments, net of income tax benefit of $0.1 for 2004	(0.1)	—
Foreign currency translation adjustments	0.1	2.2

Comprehensive income	$60.2	$63.9

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in tables in millions, except per share data)
(Unaudited)

(1)   Basis of Consolidation

The condensed consolidated financial statements include the accounts of Sealed Air Corporation and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the condensed consolidated financial position as of March 31, 2004 and the condensed consolidated results of operations for the three months ended March 31, 2004 and 2003 have been made. The results set forth in the condensed consolidated statement of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. All amounts are approximate due to rounding. Where appropriate, prior period amounts have been reclassified to conform to the current year's presentation.

The condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules, footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America or GAAP can be condensed or omitted.

The Company is responsible for the unaudited condensed consolidated financial statements included in this document. As these are condensed financial statements, they should be read in conjunction with the consolidated financial statements and notes included in the Company's latest Annual Report on Form 10-K.

(2)
Business Segment Information

Effective January 1, 2004, the Company has renamed its two reportable business segments as "Food Packaging" and "Protective Packaging." This change reflects the Company's decision to include its medical films, tubing and connectors, which are used with a wide variety of medical applications, in the segment with its food packaging products. These specialty products had previously been a part of the same segment as the Company's protective packaging products. Results for the first quarter of 2003 have been restated to conform to the 2004 presentation.

	For the Three Months Ended March 31,
	2004	2003
Net sales
Food Packaging	$562.9	$507.0
Protective Packaging	350.2	315.9

Total	$913.1	$822.9

Operating profit
Food Packaging	$75.6	$73.8
Protective Packaging	52.0	47.2

Total segments	127.6	121.0
Unallocated corporate operating expenses	(0.8)	(0.2)

Total	$126.8	$120.8

Depreciation and amortization
Food Packaging	$29.1	$27.4
Protective Packaging	15.6	15.2

Total	$44.7	$42.6

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in tables in millions, except per share data)
(Unaudited)

In accordance with Statement of Financial Accounting Standards or SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has allocated all of its goodwill to the corporate level rather than to the individual segments since the Company's management views goodwill as a corporate asset. However, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company has allocated goodwill to each reportable segment in order to perform its annual impairment review of goodwill, which it does during the fourth quarter of each year. The allocation of goodwill in accordance with SFAS No. 142 for the quarter ended March 31, 2004 was as follows:

	Balance at Beginning of Period	Goodwill Acquired During the Quarter	Foreign Currency Translation	Balance at End of Period
Food Packaging	$547.2	$—	$2.4	$549.6
Protective Packaging	1,392.3	0.3	—	1,392.6

Total	$1,939.5	$0.3	$2.4	$1,942.2

(3)   Accounts Receivable Securitization

The Company has an accounts receivable securitization program with a bank and an issuer of commercial paper administered by the bank. Under the receivables program, the Company's two primary operating subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US), sell all of their eligible U.S. accounts receivable to Sealed Air Funding Corporation, an indirectly wholly-owned subsidiary that the Company formed for the sole purpose of entering into the receivables program. Sealed Air Funding in turn may sell undivided ownership interests in these receivables to the bank and the issuer of commercial paper, subject to specified conditions, up to a maximum of $125.0 million of receivables interests outstanding from time to time.

The scheduled expiration date for the receivables program is December 7, 2004. The parties amended the receivables program on April 2, 2003 to provide that Sealed Air Funding could sell receivables interests aggregating up to $60.0 million, originated only by Sealed Air Corporation (US), to the bank or the issuer of commercial paper until a definitive asbestos settlement agreement, satisfactory to the bank, had been entered into. The receivables facility again became available for the sale of receivables interests originated by Cryovac, Inc. as well as Sealed Air Corporation (US), up to the original maximum of $125.0 million of receivables interests provided for by the receivables facility, on January 26, 2004.

The parties amended the receivables program as of February 11, 2004 to provide that, upon the occurrence of specified events that would adversely affect the settlement agreement in the Grace bankruptcy proceedings or would materially increase the Company's liability in respect of the Grace bankruptcy or the asbestos liability arising from the Cryovac transaction, the maximum amount of receivables the Company could sell under the facility would be $60.0 million, and Cryovac, Inc. would again be ineligible to sell receivables.

The receivables program contains financial covenants relating to interest coverage, debt leverage and liquidity. The Company must comply with these covenants to use the facility. The Company was in compliance with these covenants at March 31, 2004.

The Company has not sold any receivables interests under the receivables program since 2002, and therefore the Company did not remove any related amounts from the consolidated assets reflected on the Company's consolidated balance sheets at December 31, 2003 or March 31, 2004.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in tables in millions, except per share data)
(Unaudited)

(4)   Inventories

At March 31, 2004 and December 31, 2003, the components of inventories by major classification were as follows:

	March 31, 2004	December 31, 2003
Raw materials	$92.6	$88.1
Work in process	87.3	82.1
Finished goods	234.3	223.6

Subtotal	414.2	393.8
Reduction of certain inventories to LIFO basis	(23.9)	(22.6)

Total	$390.3	$371.2

At March 31, 2004 and December 31, 2003, the Company determined the value of most U.S. inventories by the last-in, first-out or LIFO inventory method. The LIFO value of U.S. inventories determined by that method amounted to $139.5 million and $137.3 million at March 31, 2004 and December 31, 2003, respectively. If the Company had used the first-in, first-out or FIFO inventory method, which approximates replacement cost for these inventories, they would have been $23.9 million and $22.6 million higher at March 31, 2004 and December 31, 2003, respectively.

(5)   Income Taxes

The Company's effective income tax rates were 36.0% and 37.0% for the first quarters of 2004 and 2003, respectively. The decrease in the effective tax rate in the first quarter of 2004 was primarily due to improved tax efficiency resulting from a 2003 reorganization of the Company's international subsidiaries. These rates were higher than the statutory U.S. federal income tax rate primarily due to state income taxes, partially offset by lower foreign tax rates.

(6)   Restructuring and Other Charges

The Company's restructuring accrual, which arose out of a restructuring undertaken during 2001, amounted to $0.6 million at March 31, 2004 and $0.8 million at December 31, 2003. The components of the restructuring charges, spending and other activity during the quarter ended March 31, 2004 and the remaining accrual balance at March 31, 2004 were as follows:

Employee Termination Costs
Restructuring accrual at December 31, 2003	$0.8
Cash payments during 2004	0.2

Restructuring accrual at March 31, 2004	$0.6

The cash outlays during the three months ended March 31, 2004 were primarily for severance and other personnel-related costs. The 2001 restructuring program was completed as of December 31, 2003. The remaining accrual as of March 31, 2004 is primarily for severance-related costs that are expected to be paid in the remainder of 2004 and in future years.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in tables in millions, except per share data)
(Unaudited)

(7)   Defined Benefit Pension Plans

U.S. Pension Plans

	Three Months Ended March 31,
	2004	2003(1)
Components of Net Periodic Benefit Cost:
Service cost	$0.3	$0.2
Interest cost	0.4	0.4
Expected return on plan assets	(0.5)	(0.4)
Amortization of prior service cost	0.2	0.2
Amortization of net actuarial loss	0.1	0.1

Net periodic pension cost	$0.5	$0.5

(1)
Amounts for three months ended March 31, 2003 have been estimated based upon amounts reported for the year ended December 31, 2003.

Employer contributions to U.S. defined benefit pension plans during the year ended December 31, 2003 amounted to $1.7 million. The Company currently expects 2004 employer contributions to be at the same level as 2003.

Non-U.S. Pension Plans

	Three Months Ended March 31,
	2004	2003(1)
Components of Net Periodic Benefit Cost:
Service cost	$1.8	$1.5
Interest cost	2.6	2.4
Expected return on plan assets	(2.9)	(2.5)
Amortization of net actuarial loss	1.3	1.2

Net periodic pension cost	$2.8	$2.6

(1)
Amounts for three months ended March 31, 2003 have been estimated based upon amounts reported for the year ended December 31, 2003.

Employer contributions to non-U.S. defined benefit pension plans during the year ended December 31, 2003 amounted to $7.4 million. The Company currently expects 2004 employer contributions for non-U.S. defined benefit plans to be approximately $3.4 million.

(8)   Debt

The Company allowed a $525.0 million principal revolving credit facility to expire in accordance with its terms on March 30, 2003. On December 19, 2003, the Company entered into a new $350.0 million unsecured multi-currency revolving credit facility that matures in 2006, known as the 2006 facility, which is described more fully in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The Company has not borrowed under the 2006 facility.

Each issue of the Company's outstanding senior notes and euro notes, and the 2006 credit facility and the ANZ facility described below impose limitations on the operations of the Company. Some of these limitations restrict liens, sale and leaseback transactions and acquisitions and dispositions. The Company was in compliance with these limitations at March 31, 2004.

At March 31, 2004, there were no amounts outstanding under the Company's 175.0 million Australian dollar, equivalent to U.S. $130.4 million at March 31, 2004, dual-currency revolving credit facility that expires on March 12, 2005, known as the ANZ facility.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in tables in millions, except per share data)
(Unaudited)

At March 31, 2004, the Company had available committed and uncommitted lines of credit of $673.9 million of which $654.8 million were unused. These credit lines included amounts available under the 2006 facility and the ANZ facility as well as other lines of credit available to various subsidiaries. As of March 31, 2004, the total available lines of credit included committed lines of credit of $481.2 million and uncommitted lines of credit of $192.7 million. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

During the three months ended March 31, 2004, the Company recorded adjustments to the fair value of the 8.75% Senior Notes due July 2008 and the 5.375% Senior Notes due April 2008 as a result of the Company's interest rate hedging related to such debt (see Note 9).

(9)   Derivatives and Hedging Activities

Foreign Currency Forward Contracts:

The Company is exposed to market risk, such as fluctuations in foreign currency exchange rates. The Company has foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purpose of the Company's foreign currency hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies. At March 31, 2004, the Company was party to foreign currency forward contracts with an aggregate notional amount of $142.2 million maturing through December 2004. These contracts qualified and were designated as cash flow hedges and had original maturities of less than twelve months.

Interest Rate Swaps:

From time to time, the Company may use interest rate swaps to manage its exposure to fluctuations in interest rates. At March 31, 2004, the Company had interest rate swaps with a total notional amount of $400.0 million that qualify and were designated as fair value hedges. The Company entered into the interest rate swaps in order to effectively convert a portion of the 5.375% Senior Notes and 8.75% Senior Notes into floating rate debt. At March 31, 2004, the Company recorded the following adjustments to long-term debt:

  •
  an adjustment to record an increase of $4.7 million in the fair value of the 5.375% Senior Notes due to changes in interest rates and an offsetting adjustment to other liabilities to record the increase in the fair value of the related interest rate swaps; and

  •
  an adjustment to record an increase of $1.6 million in the fair value of the 8.75% Senior Notes due to changes in interest rates and an offsetting adjustment to other assets to record the increase in the fair value of the related interest rate swaps.

The Company reduced interest expense $1.9 million for the three months ended March 31, 2004 due to the impact of these interest rate swaps.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in tables in millions, except per share data)
(Unaudited)

(10)
Earnings Per Common Share

The following table sets forth the reconciliation of the basic and diluted earnings per common share computations for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Basic EPS:
Numerator
Net earnings	$60.2	$61.7
Less: Preferred stock dividends	—	13.3

Net earnings ascribed to common shareholders — basic	$60.2	$48.4

Denominator
Weighted average common shares outstanding — basic	85.1	84.2

Basic earnings per common share	$0.71	$0.57

Diluted EPS:
Numerator
Earnings ascribed to common shareholders — basic	$60.2	$48.4

Net earnings ascribed to common shareholders — diluted	$60.2	$48.4

Denominator
Weighted average common shares outstanding — basic	85.1	84.2
Effect of assumed issuance of asbestos settlement shares	9.0	9.0

Weighted average common shares outstanding — diluted	94.1	93.2

Diluted earnings per common share(1)	$0.64	$0.52

(1)
In calculating diluted earnings per common share, the weighted average number of common shares in 2004 and 2003 assumes the issuance of 9.0 million shares of common stock reserved for the asbestos settlement (see Note 11), and, in 2004, includes 0.041 million common shares from the assumed exercise of options. The 2003 calculation of diluted earnings per common share excludes the assumed exercise of options since the effect would have been anti-dilutive.

(11)
Commitments and Contingencies

Asbestos Settlement and Related Costs

On November 27, 2002, the Company reached an agreement in principle with the committees appointed to represent asbestos claimants in the bankruptcy case of W.R. Grace & Co. to resolve all current and future asbestos-related claims made against the Company and its affiliates, the fraudulent transfer claims, and indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies in connection with the Cryovac transaction referred to below. On December 3, 2002, the Company's Board of Directors approved the agreement in principle. The Company was advised that both of the committees had approved the agreement in principle as of December 5, 2002. The parties signed a definitive settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. The Company recorded a charge of $850.1 million as a result of the asbestos settlement in its consolidated statement of operations for the year ended December 31, 2002. These matters are described more fully in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. There has been no change in these matters since the date of the Annual Report on Form 10-K.

Cryovac Transaction; Contingencies Related to the Cryovac Transaction

On March 31, 1998, the Company completed a multi-step transaction that brought the Cryovac packaging business and the former Sealed Air Corporation's business under the common ownership of the Company. The Company described the Cryovac transaction, contingencies related to the Cryovac transaction, and the case of Senn v. Hickey, et al. filed in United States District Court for the District of New Jersey (Case No.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in tables in millions, except per share data)
(Unaudited)

03-CV-4372) in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. There has been no change in these matters since the date of the Annual Report on Form 10-K.

(12)
New Accounting Pronouncements

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin or SAB 104, "Revenue Recognition." The SAB updates portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make the guidance consistent with current authoritative accounting literature. The principal revisions relate to the incorporation of specified sections of the staff's frequently asked questions document on revenue recognition into Topic 13. The adoption of SAB 104 did not have a material impact on the Company's consolidated financial statements.

In December 2003, FASB issued SFAS No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. SFAS No. 132 (revised) reforms and revises the disclosure requirements contained in the original Statement. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The statement generally is effective for U.S. plan disclosures for fiscal years ending after December 15, 2003. Disclosures for non-U.S. plans are not affected until fiscal years ending after December 15, 2004. The Company's disclosures in Note 7 incorporate the interim disclosure requirements prescribed by SFAS No. 132 (revised).

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46R, or FIN 46R, "Consolidation of Variable Interest Entities." FIN 46R replaces the same titled FIN 46 that was issued in January 2003. FIN 46R identifies when entities must be consolidated with the financial statements of a company where the investors in an entity do not have the characteristics of a controlling financial interest or the entity does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The required adoption of FIN 46R as of January 1, 2004 did not have any impact on the Company's consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition

The information in this Management's Discussion and Analysis of Results of Operations and Financial Condition should be read together with the Company's condensed consolidated financial statements and related notes set forth in Item 1 of Part I of this quarterly report on Form 10-Q, the Management's Discussion and Analysis of Results of Operations and Financial Condition set forth in Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and the Company's consolidated financial statements and related notes set forth in Item 8 of Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. All amounts and percentages are approximate due to rounding. Where appropriate, prior period amounts have been reclassified to conform to the current year's presentation.

Introduction

Highlights for the Company's first quarter of 2004 compared with the first quarter of 2003 were:

•
Net sales increased 11% to $913.1 million compared with $822.9 million for the first quarter of 2003. The increase in net sales was primarily due to the $62.4 million favorable effect of foreign currency translation and, to a lesser extent, higher unit volumes and some favorable changes in product price/mix. Excluding the positive effect of foreign currency translation, net sales would have increased 3%. Sales outside the U.S. totaled $470.2 million, a 20% increase versus last year's comparable quarter. Excluding the positive effect of foreign currency translation, international sales would have increased 4%.

•
Gross profit was $286.1 million, or 31.3% of net sales, compared with $259.5 million, or 31.5% of net sales, for the first quarter of 2003.

•
Marketing, administrative and development expenses increased to $159.3 million, or 17.4% of net sales, compared with $138.7 million, or 16.9% of net sales, for the first quarter of 2003.

•
Operating profit was $126.8 million, or 13.9% of net sales, compared with $120.8 million, or 14.7% of net sales, in the first quarter of 2003.

Effective January 1, 2004, the Company has renamed its two reportable business segments as "Food Packaging" and "Protective Packaging." This change reflects the Company's decision to include its medical films, tubing and connectors, which are used with a wide variety of medical applications, in the segment with its food packaging products. These specialty products had previously been a part of the same segment as the Company's protective packaging products.

Net Sales

Net sales for the first quarter of 2004 increased 11% to $913.1 million compared with $822.9 million in the first quarter of 2003. The components of the increase in net sales for the first quarter were as follows (dollars in millions):

	Food Packaging Segment		Protective Packaging Segment		Total Company
Volume — Units	0.5%	$2.6	4.9%	$15.4	2.2%	$18.0
Volume — Acquired Businesses	0.1	0.5	0.1	0.3	0.1	0.8
Price/Mix	1.8	9.3	(0.1)	(0.3)	1.1	9.0
Foreign Currency Translation	8.6	43.5	6.0	18.9	7.6	62.4

Total	11.0%	$55.9	10.9%	$34.3	11.0%	$90.2

Foreign currency translation had a favorable impact on net sales of $62.4 million in the first quarter of 2004. Excluding the positive effect of foreign currency translation, net sales would have increased 3%

compared with the first quarter of 2003. The favorable foreign currency translation impact on net sales in the first quarter was primarily due to the strengthening of foreign currencies in Europe and the Asia-Pacific region against the U.S. dollar.

Net sales of the Company's food packaging segment, which consists primarily of the Company's Cryovac® food packaging products, constituted 62% of net sales in both the first quarters of 2004 and 2003. Effective January 1, 2004, the Company has included in this segment sales of its medical films, tubing and connectors, which are used with a wide variety of medical applications. Results for the first quarter of 2003 have been restated to conform to the 2004 presentation.

Net sales of the Company's protective packaging segment, which includes the aggregation of the Company's protective packaging products and shrink packaging products, all of which are used principally for non-food packaging applications, constituted the balance of net sales.

Food Packaging Segment Sales

Net sales of food packaging products increased 11% in the first quarter of 2004 to $562.9 million compared with $507.0 million in the first quarter of 2003. Foreign currency translation had a favorable impact on this segment of $43.5 million in the first quarter of 2004. Excluding the positive foreign currency translation effect, net sales for this segment would have increased 2%. Food packaging sales were adversely affected by import restrictions imposed by several countries on U.S. beef products, which affected the sales of food packaging products to the Company's customers that process U.S. beef for export.

Protective Packaging Segment Sales

Net sales of protective packaging products increased 11% in the first quarter of 2004 to $350.2 million compared with $315.9 million in the first quarter of 2003. Foreign currency translation had a favorable impact on this segment of $18.9 million in the first quarter of 2004. Excluding the positive foreign currency translation effect, net sales for this segment would have increased 5%.

Sales by Geographic Region

The components of the increase in net sales by geographic region for the first quarter of 2004 compared with the first quarter of 2003 were as follows (dollars in millions):

	U.S.		International		Total Company
Volume — Units	(0.9)%	$(4.1)	5.7%	$22.1	2.2%	$18.0
Volume — Acquired Businesses	—	0.2	0.1	0.6	0.1	0.8
Price/Mix	3.3	14.4	(1.4)	(5.4)	1.1	9.0
Foreign Currency Translation	—	—	16.0	62.4	7.6	62.4

Total	2.4%	$10.5	20.4%	$79.7	11.0%	$90.2

Net sales from operations in the United States represented 49% of net sales in the first quarter of 2004 and 53% in the first quarter of 2003. Net sales from U.S. operations increased 2% in the first quarter of 2004 to $442.9 million compared with $432.4 million in the first quarter of 2003. Net sales from international operations increased 20% in the first quarter of 2004 to $470.2 million compared with $390.5 million for the first quarter of 2003. Excluding the $62.4 million positive foreign currency translation effect, international net sales would have increased 4% compared with the first quarter of 2003.

Costs and Margins

Gross profit was $286.1 million or 31.3% of net sales in the first quarter of 2004 compared with $259.5 million or 31.5% of net sales in the first quarter of 2003. The decrease as a percentage of net sales in the first three months of 2004 compared with the 2003 period was primarily due to low sales volume in the Food Packaging segment, increased petrochemical-based raw materials costs in the first three months of 2004 compared with the 2003 period and the start-up of the Company's new manufacturing facility in Rogers, Arkansas.

Marketing, administrative and development expenses increased 15% in the first quarter of 2004 to $159.3 million compared with $138.7 million in the first quarter of 2003. As a percentage of net sales, these expenses were 17.4% and 16.9% of net sales in the first quarters of 2004 and 2003, respectively. The increase in these expenses was due to a number of factors including the effects of foreign currency translation and R&D-related projects. In addition, the Company is in the process of upgrading its information technology platform to improve service to customers and the Company's cost structure.

Operating Profit

Operating profit increased 5% in the first quarter of 2004 to $126.8 million compared with $120.8 million in the first quarter of 2003. The increase in the first quarter of 2004 was primarily due to increased gross profit, partially offset by an increase in marketing, administrative and development expenses. As a percentage of net sales, operating profit was 13.9% and 14.7% in the first quarters of 2004 and 2003, respectively.

Operating profit by business segment for the 2004 and 2003 periods was as follows (dollars in millions):

	2004	2003
Food Packaging Segment	$75.6	$73.8
Protective Packaging Segment	52.0	47.2

Total segments	127.6	121.0
Unallocated corporate operating expenses	(0.8)	(0.2)

Total	$126.8	$120.8

The food packaging segment contributed 59% and 61% of the Company's operating profit in the first quarters of 2004 and 2003, respectively, before taking into consideration unallocated corporate operating expenses. The protective packaging segment contributed the balance of operating profit.

Interest Expense and Other Income (Expense), net

Interest expense increased to $38.1 million compared with $22.4 million in the first quarter of 2003 primarily due to interest expense of $16.3 million from the Company's issuance of approximately $1.3 billion of senior notes and convertible senior notes in July 2003 and interest expense of $3.2 million (net of interest rate swap) from the issuance of $300.0 million of the 5.375% senior notes in April 2003. The Company used the proceeds from the July 2003 issuance to redeem all of the outstanding shares of its Series A convertible preferred stock.

Other income, net, was $5.3 million in the first quarter of 2004 compared with expense of $0.5 million in the first quarter of 2003. The change in the first quarter of 2004 compared with 2003 was due to a variety of items including higher interest income of $0.8 million and net gains from sales of fixed assets of $0.6 million. In addition, the first quarter of 2004 benefited from reduced expense compared with the first quarter of 2003 resulting from lower losses related to foreign exchange (net gain of $1.1 million) and from lower legal and related fees for asbestos-related matters (net benefit of $0.6 million).

Income Taxes

The Company's effective income tax rates were 36.0% and 37.0% for the first quarters of 2004 and 2003, respectively. The decrease in the effective tax rate in the first quarter of 2004 was primarily due to improved tax efficiency resulting from a 2003 reorganization of the Company's international subsidiaries. These rates were higher than the statutory U.S. federal income tax rate primarily due to state income taxes, partially offset by lower foreign tax rates.

Net Earnings

As a result of the factors noted above, net earnings were $60.2 million in the first quarter of 2004 compared with $61.7 million in the first quarter of 2003.

Basic and diluted earnings per common share were $0.71 and $0.64, respectively, for the first quarter of 2004 compared with basic and diluted earnings per common share of $0.57 and $0.52 for the first quarter of 2003. In calculating diluted earnings per common share, the weighted average number of common shares in 2004 and 2003 assumes the issuance of 9.0 million shares of common stock reserved for the asbestos settlement and, in 2004, includes 0.041 million common shares from the assumed exercise of options. The 2003 calculation of diluted earnings per common share excludes the assumed exercise of options since the effect would have been anti-dilutive. In calculating diluted earnings per common share in 2003, the net earnings ascribed to common shareholders excludes $13.3 million in preferred stock dividends.

Liquidity and Capital Resources

The information in this section sets forth material changes in and updates of material information contained in the Liquidity and Capital Resources section of the Management's Discussion and Analysis of Results of Operations and Financial Condition set forth in Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and should be read in conjunction with that discussion. Accordingly, the discussion that follows contains:

  •
  an updated description of the Company's material commitments and contingencies;

  •
  an updated description of the Company's principal sources of liquidity;

  •
  an updated description of the Company's outstanding indebtedness;

  •
  an analysis of the Company's historical cash flows for the quarter ended March 31, 2004;

  •
  an updated description of the Company's derivative financial instruments; and

  •
  a description of changes in the Company's shareholders' equity for the quarter ended March 31, 2004.

Material Commitments and Contingencies

Asbestos Settlement and Related Costs

The Company recorded a charge of $850.1 million in the fourth quarter of 2002, of which $512.5 million covers a cash payment that the Company is required to make upon the effectiveness of a plan of reorganization in the bankruptcy of W. R. Grace & Co. The Company did not use any cash in the first three months of 2004 with respect to this liability, and the Company currently cannot predict when it will be required to make this cash payment. The Company currently expects to fund this payment either by using accumulated cash and future cash flows from operations, proceeds of financings or a combination of these alternatives.

Cryovac Transaction; Contingencies Related to the Cryovac Transaction

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

Principal Sources of Liquidity

The Company's principal sources of liquidity are accumulated cash, cash flows from operations and amounts available under its existing lines of credit. Other than as described below with respect to the Company's accounts receivable securitization program, there were no material changes to the Company's principal liquidity sources in the first quarter of 2004.

Accounts Receivable Facility

The Company has an accounts receivable securitization program with a bank and an issuer of commercial paper administered by the bank. Under the receivables program, the Company's two primary operating subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US), sell all of their eligible U.S. accounts receivable to Sealed Air Funding Corporation, an indirectly wholly-owned subsidiary that the Company formed for the sole purpose of entering into the receivables program. Sealed Air Funding in turn may sell undivided ownership interests in these receivables to the bank and the issuer of commercial paper, subject to specified conditions, up to a maximum of $125.0 million of receivables interests outstanding from time to time.

The scheduled expiration date for the receivables program is December 7, 2004. The parties amended the receivables program on April 2, 2003 to provide that Sealed Air Funding could sell receivables interests aggregating up to $60.0 million, originated only by Sealed Air Corporation (US), to the bank or the issuer of commercial paper until a definitive asbestos settlement agreement, satisfactory to the bank, had been entered into. The receivables facility again became available for the sale of receivables interests originated by Cryovac, Inc. as well as Sealed Air Corporation (US), up to the original maximum of $125.0 million of receivables interests provided for by the receivables facility, on January 26, 2004.

The parties amended the receivables program as of February 11, 2004 to provide that, upon the occurrence of specified events that would adversely affect the settlement agreement in the Grace bankruptcy proceedings or would materially increase the Company's liability in respect of the Grace bankruptcy or the asbestos liability arising from the Cryovac transaction, the maximum amount of receivables the Company could sell under the facility would be $60.0 million, and Cryovac, Inc. would again be ineligible to sell receivables.

The receivables program contains financial covenants relating to interest coverage, debt leverage and liquidity. The Company must comply with these covenants to use the facility. The Company was in compliance with these covenants at March 31, 2004.

The Company has not sold any receivables interests under the receivables program since 2002, and therefore the Company did not remove any related amounts from the consolidated assets reflected on the Company's consolidated balance sheets at December 31, 2003 or March 31, 2004.

The Company considers that the receivables facility provides a source of short-term liquidity.

Outstanding Indebtedness

At March 31, 2004 and at December 31, 2003, the Company's total debt outstanding consisted of the amounts set forth on the following table (dollars in millions):

	March 31, 2004	December 31, 2003
Short-term borrowings and current portion of long-term debt:
Short-term borrowings	$19.1	$18.2
Current portion of long-term debt	2.9	2.4

Total current debt	22.0	20.6

Long-term debt, less current portion:
5.625% Euro Notes due July 2006, less unamortized discount of $0.6 in 2004 and $0.7 in 2003(1)	241.2	248.0
8.75% Senior Notes due July 2008, (plus) unamortized discount and interest rate swaps of $(5.6) in 2004 and $(4.0) in 2003	183.1	181.5
6.95% Senior Notes due May 2009, less unamortized discount of $1.1 in 2004 and $1.1 in 2003	248.9	248.9
5.375% Senior Notes due April 2008, less unamortized discount and interest rate swaps of $2.8 in 2004 and $7.5 in 2003	297.2	292.5
5.625% Senior Notes due July 2013, less unamortized discount of $1.3 in 2004 and $1.3 in 2003	398.7	398.7
6.875% Senior Notes due July 2033, less unamortized discount of $1.6 in 2004 and $1.6 in 2003	448.4	448.4
3% Convertible Senior Notes due June 2033	431.3	431.3
Other	15.3	10.5

Total long-term debt, less current portion	2,264.1	2,259.8

Total debt	$2,286.1	$2,280.4

(1)
The carrying value of the euro notes decreased approximately $6.8 in the first three months of 2004, primarily as a result of the weakening of the euro compared with the U.S. dollar during the first three months of 2004.

Each issue of the Company's outstanding senior notes and euro notes, and the 2006 credit facility and the ANZ facility described below impose limitations on the operations of the Company. Some of these limitations restrict liens, sale and leaseback transactions and acquisitions and dispositions. The Company was in compliance with these limitations at March 31, 2004.

The Company's cost of capital and ability to obtain external financing may be affected by its debt ratings, which the credit rating agencies review periodically. The Company's long-term senior unsecured debt is currently rated Baa3 (stable outlook) by Moody's Investors Services, Inc. and BBB (negative outlook) by Standard & Poor's Rating Services, a division of the McGraw-Hill Companies. These ratings are among the ratings assigned by each of these organizations for investment grade long-term senior unsecured debt. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

Revolving Credit Facility

The Company allowed a $525.0 million principal revolving credit facility to expire in accordance with its terms on March 30, 2003. On December 19, 2003, the Company entered into a new $350.0 million unsecured multi-currency revolving credit facility that matures in 2006, which is described more fully in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The Company has not borrowed under the 2006 facility.

Senior Notes Issued in July 2003; Recapitalization

In July 2003, the Company issued a total of $1,281.3 million of senior notes and used the proceeds to redeem all of its outstanding Series A convertible preferred stock; the Company described these transactions more fully in its Annual Report on Form 10-K for the year ended December 31, 2003.

5.375% Senior Notes

On April 14, 2003, the Company issued $300.0 million aggregate principal amount of 5.375% senior notes due April 2008; the Company described this transaction more fully in its Annual Report on Form 10-K for the year ended December 31, 2003.

ANZ Facility

At March 31, 2004, there were no amounts outstanding under the Company's 175.0 million Australian dollar, equivalent to U.S. $130.4 million at March 31, 2004, dual-currency revolving credit facility that expires on March 12, 2005, known as the ANZ facility.

Lines of Credit

At March 31, 2004, the Company had available committed and uncommitted lines of credit of $673.9 million of which $654.8 million were unused. These credit lines included amounts available under the 2006 credit facility and the ANZ facility as well as other lines of credit available to various subsidiaries. As of March 31, 2004, the total available lines of credit included committed lines of credit of $481.2 million and uncommitted lines of credit of $192.7 million. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

Analysis of Historical Cash Flows

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $100.3 million for the first three months of 2004 and $81.0 million for the first three months of 2003. The increase in 2004 was primarily due to changes in operating assets and liabilities in the ordinary course of business, as discussed below under "Changes in Working Capital."

Net Cash Used in Investing Activities

Net cash used in investing activities amounted to $26.8 million for the first three months of 2004 compared with $21.4 million for the first three months of 2003. In each period, investing activities consisted primarily of capital expenditures of $27.4 million in 2004 and $22.1 million in 2003. The Company currently anticipates that capital expenditures for the year ending December 31, 2004 will be in the range of $125 million to $150 million. The Company's projection of capital expenditures for 2004 is based upon its capital expenditure budget for 2004, its capital expenditures to date during 2004, the status of approved but not yet completed capital projects, anticipated future projects and historic spending trends.

Net Cash Used in Financing Activities

Net cash used in financing activities amounted to $18.6 million for the first three months of 2004 compared with $33.4 million for the first three months of 2003. The change in financing activities in 2004 was primarily due to 0the following:

  •
  net proceeds from debt of $6.9 million in 2004 compared with net debt repayments in the 2003 period of $20.1 million. During the first three months of 2003, the net debt repayments were primarily applied to the ANZ facility and other lines of credit;

  •
  payment of dividends on the Company's outstanding Series A convertible preferred stock amounting to $13.3 million for the first three months of 2003;

  partially offset by repurchases of the Company's common stock in 2004 at a cost of $25.0 million (discussed below).

Repurchases of Capital Stock

During the first three months of 2004, the Company repurchased 514,300 shares of its common stock in open market purchases at a cost of $24.9 million. During the first three months of 2003, the Company did not repurchase any shares of its common or preferred stock. The average price per share of these common stock repurchases in the first three months of 2004 was $48.51.

The share repurchases described above were made under a program previously adopted by the Company's Board of Directors. The share repurchase program authorizes the repurchase of up to 16,977,000 shares (which included Series A convertible preferred stock on an as-converted basis prior to its redemption). As of March 31, 2004, the Company had repurchased approximately 10,630,000 shares of common stock on an as-converted basis, and approximately 6,347,000 shares of common stock remained authorized for repurchase.

In addition to the open market purchases, the Company repurchased 3,000 shares of its common stock at the original issue price of one dollar per share pursuant to the stock repurchase provision of its contingent stock plan.

As discussed above, on July 18, 2003 the Company redeemed all of its outstanding shares of Series A convertible preferred stock.

Changes in Working Capital

At March 31, 2004, working capital was a net asset of $287.6 million compared with a net asset of $237.4 million at December 31, 2003. The increase in the Company's working capital during the first three months of 2004 arose primarily from the following changes in the ordinary course of business:

  •
  an increase in cash and cash equivalents of $47.8 million primarily due to cash flows generated from operations;

  •
  an increase of $19.1 million in inventories, primarily due to increased petrochemical based raw material costs since December 31, 2003, as well as quantity increases in the ordinary course of business; and

  •
  a decrease of $36.3 million in other current liabilities, primarily due to timing of payments of payroll-related costs (such as the Company's contribution to its profit sharing plan) of $26.9 million and customer volume rebates of $19.0 million;

  partially offset by:

  •
  a decrease of $36.4 million in notes and accounts receivable primarily due to collections of customer receivables in the ordinary course of business; and

  •
  an increase of $18.0 million in income taxes payable.

Current and Quick Ratios

The ratio of current assets to current liabilities, known as the current ratio, was 1.2 at March 31, 2004 and 1.2 at December 31, 2003. The ratio of current assets less inventory to current liabilities, known as the quick ratio, was 0.9 at March 31, 2004 and 0.9 at December 31, 2003.

Derivative Financial Instruments

Interest Rate Swaps

At March 31, 2004, the Company had interest rate swaps with a total notional amount of $400.0 million that qualify and were designated as fair value hedges. The Company entered into the interest rate swaps in order to effectively convert a portion of the 5.375% Senior Notes and 8.75% Senior Notes into floating rate debt. At March 31, 2004, the Company recorded the following adjustments to long-term debt:

  •
  an adjustment to record an increase of $4.7 million in the fair value of the 5.375% Senior Notes due to changes in interest rates and an offsetting adjustment to other liabilities to record the increase in the fair value of the related interest rate swaps; and

  •
  an adjustment to record an increase of $1.6 million in the fair value of the 8.75% Senior Notes due to changes in interest rates and an offsetting adjustment to other assets to record the increase in the fair value of the related interest rate swaps.

The Company also reduced interest expense $1.9 million for the three months ended March 31, 2004 due to the impact of these interest rate swaps.

Foreign Currency Forward Contracts

At March 31, 2004, the Company was party to foreign currency forward contracts, which did not have a significant impact on the Company's liquidity.

Shareholders' Equity

Shareholders' equity was $1,161.4 million at March 31, 2004 and $1,123.6 million at December 31, 2003. Shareholders' equity increased in the first three months of 2004 primarily due to net earnings of $60.2 million, partially offset by the repurchases of the Company's common stock in 2004 at a cost of $25.0 million.

Recently Issued Accounting Standards

The Company is subject to recently issued statements of financial accounting standards, accounting guidance and disclosure requirements. Note 12, "New Accounting Pronouncements" of the Notes to Condensed Consolidated Financial Statements, which is contained in Item 1 of Part 1 of this Quarterly Report on Form 10-Q, describes these new accounting pronouncements and is incorporated herein by reference.

Critical Accounting Policies and Estimates

For a discussion of the Company's critical accounting policies and estimates, refer to "Management's Discussion and Analysis of Results of Operations and Financial Condition—Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Forward-Looking Statements

Some of the statements made by the Company in this report, in documents incorporated by reference herein, and in future oral and written statements by the Company may be forward-looking. These statements reflect the Company's beliefs and expectations as to future events and trends affecting the Company's business, its results of operations and its financial condition. These forward-looking statements are based upon the Company's current expectations concerning future events and discuss, among other things, anticipated future performance and future business plans. Forward-looking statements are identified by such words and phrases as "anticipates," "believes," "could be," "estimates," "expects," "intends," "plans to," "will," and similar expressions. Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside the control of the Company, which could cause actual results to differ materially from such statements.

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
  •
  other legal and environmental proceedings and claims involving the Company;
  •
  the effects of animal and food-related health issues such as bovine spongiform encephalopathy, also known as BSE or "mad cow" disease, avian influenza, also known as "bird flu," and foot-and-mouth disease; as well as other health issues affecting trade;
  •
  acts and effects of war or terrorism; and
  •
  changes in domestic or foreign laws, rules or regulations, or governmental or agency actions, including the effects of federal asbestos legislation, if enacted.

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

The Company's interest rate swaps are described above in Note 9, "Derivatives and Hedging Activities," to Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q and "Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources—Derivative Financial Instruments—Interest Rate Swaps."

The Company reduced interest expense $1.9 million for the three months ended March 31, 2004 due to the impact of these interest rate swaps.

At March 31, 2004, the Company had no interest rate collars or options outstanding.

The fair value of the Company's fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At March 31, 2004, the carrying value of the Company's total debt, which includes the impact of the interest rate swaps, was $2,286.1 million of which $2,267.0 million was fixed rate debt. At December 31, 2003, the carrying value of the Company's total debt, which includes the impact of the interest rate swaps, was $2,280.4 million of which approximately $2,262.2 million was fixed rate debt. The estimated fair value of the Company's total debt, including the impact of the interest rate swaps, which includes the cost of replacing the Company's fixed rate debt with borrowings at current market rates, was $2,475.6 million at March 31, 2004 compared with $2,445.3 million at December 31, 2003. A hypothetical 10% decrease in interest rates would result in an increase in the fair value of the total debt balance at March 31, 2004 of $98.0 million. These changes in the fair value of the Company's fixed rate debt do not alter the Company's obligations to repay the outstanding principal amount of such debt.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in the Company's reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily must apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

The information set forth in Part I of this Quarterly Report on Form 10-Q in Note 11, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements of the Company is incorporated herein by reference.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities.

Registration of Conversion Shares

In connection with the issuance of its 3% Convertible Senior Notes, on September 5, 2003 the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register for resale the 6,160,708 shares of the Company's common stock issuable, subject to anti-dilution adjustments, upon conversion of such notes. The Registration Statement became effective on January 23, 2004.

Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of the Company's common stock that the Company repurchased in each month of the quarter ended March 31, 2004, the average price paid per share, the total number of shares purchased as part of publicly announced plans or programs and the maximum number of shares that may yet be purchased under the plans or programs.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs(1)
January 1, 2004 through January 31, 2004	0		N/A		N/A	6,860,976
February 1, 2004 through February 29, 2004	20,000		$47.221		20,000	6,840,976
March 1, 2004 through March 31, 2004	497,300	(2)	$48.558	(3)	494,300	6,346,676
Total	517,300	(2)	$48.506	(3)	514,300	6,346,676

(1)
On June 29, 1998, the Company announced that its Board of Directors had authorized the purchase of up to five percent of the Company's then issued and outstanding capital stock on an as-converted basis. On April 14, 2000, the Company announced that its Board of Directors had authorized the purchase of up to an additional five percent of the Company's issued and outstanding capital stock as of March 31, 2000 on an as-converted basis. On November 3, 2000, the Company announced that its Board of Directors had authorized the purchase of up to an additional five percent of the Company's issued and outstanding capital stock as of October 31, 2000 on an as-converted basis. At the time of these authorizations, the Company's capital stock comprised its common stock and its Series A convertible preferred stock. Prior to its redemption in July 2003, each share of the Company's Series A convertible preferred stock was convertible into 0.885 shares of the Company's common stock. These authorizations compose a single program, which has no set expiration date. As of the close of business on March 31, 2004, 16,977,000 shares of the Company's common stock were authorized to be repurchased under this program, 10,630,000 shares had been repurchased (including preferred shares on an as-converted basis), leaving 6,347,000 shares of common stock authorized for repurchase under the program.

(2)
All shares were purchased pursuant to the Company's publicly announced program except for 3,000 shares of the Company's common stock repurchased by the Company pursuant to the stock repurchase provision of its contingent stock plan.

(3)
Does not include the above-mentioned 3,000 shares of the Company's common stock repurchased by the Company pursuant to the stock repurchase provision of its contingent stock plan. In accordance with the stock repurchase provision, these shares were repurchased at the issue price of the shares, which has always been one dollar per share.

Item 6.    Exhibits and Reports on Form 8-K.

        (a) Exhibits

Exhibit
Description
Number
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
31.1	Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated May 7, 2004.
31.2	Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated May 7, 2004.
32.1	Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350, dated May 7, 2004.
32.2	Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated May 7, 2004.

        (b)    Reports on Form 8-K

The Company furnished the following report on Form 8-K during the fiscal quarter for which this Report on Form 10-Q is filed:

Date of Report	Disclosures
January 28, 2004	Under Items 7(c)—"Exhibits" and 12—"Results of Operations and Financial Condition," the Company disclosed its financial results for the fourth quarter and full year 2003.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEALED AIR CORPORATION (Registrant)
Date: May 7, 2004	By:	/s/ Jeffrey S. Warren Jeffrey S. Warren Controller (Duly Authorized Executive Officer and Chief Accounting Officer)

QuickLinks

SEALED AIR CORPORATION AND SUBSIDIARIES Table Of Contents
SEALED AIR CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Operations For the Three Months Ended March 31, 2004 and 2003 (In millions of dollars, except per share data) (Unaudited)
SEALED AIR CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets March 31, 2004 and December 31, 2003 (In millions of dollars, except share data) (Unaudited)
SEALED AIR CORPORATION AND SUBSIDIARIES Condensed Consolidated Balance Sheets March 31, 2004 and December 31, 2003 (Continued) (In millions of dollars, except share data) (Unaudited)
PART II OTHER INFORMATION
Signature