Form 10-Q
period 2004-06-30
SEALED AIR CORP/DE
filed 2004-08-06
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     YES ☒    NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                        YES ☒    NO ☐

There were 83,975,297 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of July 31, 2004.

SEALED AIR CORPORATION AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2004 and 2003

(In millions, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$923.7	$865.6	$1,836.8	$1,688.4
Cost of sales	640.9	596.1	1,267.9	1,159.5
Gross profit	282.8	269.5	568.9	528.9
Marketing, administrative and development expenses	155.1	141.8	313.8	280.3
Operating profit	127.7	127.7	255.1	248.6
Interest expense	(37.3)	(26.8)	(76.0)	(49.3)
Other income, net	0.4	1.9	5.7	1.4
Earnings before income taxes	90.8	102.8	184.8	200.7
Income taxes	29.4	37.0	63.3	73.2
Net earnings	$61.4	$65.8	$121.5	$127.5
Add: Excess of book value over repurchase price of Series A convertible preferred stock	—	0.8	—	0.8
Less: Series A convertible preferred stock dividends	—	12.9	—	26.2
Net earnings ascribed to common shareholders	$61.4	$53.7	$121.5	$102.1
Earnings per common share:
Basic	$0.73	$0.63	$1.44	$1.21
Diluted	$0.66	$0.56	$1.30	$1.08
Weighted average number of common shares outstanding:
Basic	84.24	84.51	84.65	84.36
Diluted	93.28	93.92	93.69	93.90

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2004 and December 31, 2003

(In millions, except share data)

(Unaudited)

	June 30, 2004	December 31, 2003

ASSETS

Current assets:

Cash and cash equivalents	$475.8	$365.0

Notes and accounts receivable, net of allowances for doubtful accounts of $17.5 in 2004 and $17.9 in 2003	589.9	615.2

Inventories	392.8	371.2

Other current assets	73.7	76.4

Total current assets	1,532.2	1,427.8

Property and equipment:
Land and buildings	522.2	517.4
Machinery and equipment	1,860.3	1,823.6
Other property and equipment	133.2	131.7
Construction-in-progress	75.1	93.5
	2,590.8	2,566.2
Less accumulated depreciation and amortization	1,582.1	1,523.8
Property and equipment, net	1,008.7	1,042.4

Goodwill	1,942.0	1,939.5

Other assets	280.1	294.4

Total Assets	$4,763.0	$4,704.1

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2004 and December 31, 2003 (Continued)

(In millions, except share data)

(Unaudited)

	June 30, 2004	December 31, 2003

LIABILITIES & SHAREHOLDERS’ EQUITY

Current liabilities:

Short-term borrowings	$12.5	$18.2

Current portion of long-term debt	4.1	2.4

Accounts payable	200.8	191.7

Asbestos settlement liability	512.5	512.5

Other current liabilities	371.8	383.4

Income taxes payable	83.5	82.2

Total current liabilities	1,185.2	1,190.4

Long-term debt, less current portion	2,262.0	2,259.8

Deferred income taxes	33.1	34.9

Other liabilities	98.1	95.4

Total Liabilities	3,578.4	3,580.5

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, $.10 par value per share. Authorized 400,000,000 shares; issued 85,704,569 shares in 2004 and 85,547,227 shares in 2003	8.6	8.6
Cost of treasury common stock, 1,678,035 shares in 2004 and 461,785 shares in 2003	(78.6)	(19.6)
Common stock reserved for issuance related to asbestos settlement, 9,000,000 shares, $.10 par value per share	0.9	0.9
Additional paid-in capital	1,054.4	1,046.9
Retained earnings	365.2	243.7
Deferred compensation	(18.3)	(16.3)
	1,332.2	1,264.2
Minimum pension liability	(1.6)	(1.6)
Accumulated translation adjustment	(153.6)	(147.0)
Unrecognized gain on derivative instruments	7.6	8.0
Accumulated other comprehensive loss	(147.6)	(140.6)
Total Shareholders’ Equity	1,184.6	1,123.6
Total Liabilities and Shareholders’ Equity	$4,763.0	$4,704.1

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2004 and 2003

(In millions)

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net earnings	$121.5	$127.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	88.9	86.3
Amortization of senior debt related items and other	1.6	0.9
Deferred tax benefit	(2.8)	(7.2)
Net (gain) loss on disposals of property and equipment	(0.3)	0.3
Changes in operating assets and liabilities:
Notes and accounts receivable	19.2	2.8
Inventories	(25.2)	(33.8)
Other current assets	4.1	(5.5)
Other assets	(0.2)	(0.2)
Accounts payable	10.6	(10.8)
Other current liabilities	(7.9)	(1.6)
Other liabilities	(0.4)	9.5

Net cash provided by operating activities	209.1	168.2

Cash flows from investing activities:
Capital expenditures for property and equipment	(51.4)	(52.5)
Proceeds from sales of property and equipment	4.3	1.2
Other	(0.5)	—

Net cash used in investing activities	(47.6)	(51.3)

Cash flows from financing activities:
Proceeds from long-term debt	20.0	298.4
Payment of long-term debt	(1.7)	(17.5)
Payment of senior debt issuance costs	—	(2.3)
Dividends paid on preferred stock	—	(26.6)
Purchases of preferred stock	—	(36.7)
Purchases of treasury common stock	(59.0)	—
Termination of treasury lock agreements	—	13.8
Proceeds from stock option exercises	0.5	1.7
Net payment of short-term borrowings	(5.3)	(15.3)

Net cash (used in) provided by financing activities	(45.5)	215.5

Effect of exchange rate changes on cash and cash equivalents	(5.2)	(8.9)

Cash and cash equivalents:
Net change during the period	110.8	323.5
Balance, beginning of period	365.0	126.8
Balance, end of period	$475.8	$450.3

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2004 and 2003 (Continued)

(In millions)

(Unaudited)

	2004	2003
Supplemental Cash Flow Items:
Interest payments, net of amounts capitalized	$58.2	$24.7

Income tax payments	$66.0	$81.1

Non-cash items:
Issuance of shares of common stock to the profit sharing plan	$—	$9.8

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2004 and 2003

(In millions)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings	$61.4	$65.8	$121.5	$127.5

Other comprehensive (loss) income:
Unrecognized (loss) gain on derivative instruments, net of income tax expense (benefit) of $0.1 and $0.2 for the three and six months ended June 30, 2004, respectively, and $(5.5) for the three and six months ended June 30, 2003.	(0.3)	8.4	(0.4)	8.4
Foreign currency translation adjustments	(6.7)	27.0	(6.6)	29.2

Comprehensive income	$54.4	$101.2	$114.5	$165.1

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2004 and 2003

(Amounts in tables in millions, except per share data)

(Unaudited)

(1)   Basis of Consolidation

The condensed consolidated financial statements include the accounts of Sealed Air Corporation and its subsidiaries (the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.  In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the condensed consolidated balance sheet as of June 30, 2004 and the condensed consolidated results of operations for the three and six months ended June 30, 2004 and 2003 have been made.  The results set forth in the condensed consolidated statement of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.  All amounts are approximate due to rounding.  Where appropriate, prior period amounts have been reclassified to conform to the current year’s presentation.

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

(2)   Business Segment Information

Effective January 1, 2004, the Company renamed its two reportable business segments as “Food Packaging” and “Protective Packaging.”  This change reflects the Company’s decision to include its medical films, tubing and connectors, which are used with a wide variety of medical applications, in the segment with its food packaging products.  These specialty products had previously been a part of the same segment as the Company’s protective packaging products.  In addition, commencing as of January 1, 2004, the Company has allocated the expenses related to the implementation of its global information systems to its reportable business segments rather than reflecting them in the unallocated corporate operating expenses.

Results for the three and six months ended June 30, 2003 have been adjusted to conform to the 2004 presentation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net sales
Food Packaging	$570.3	$547.1	$1,133.2	$1,054.1
Protective Packaging	353.4	318.5	703.6	634.3
Total	$923.7	$865.6	$1,836.8	$1,688.4
Operating profit
Food Packaging	$71.7	$82.6	$147.3	$156.4
Protective Packaging	56.2	45.1	108.2	92.3
Total segments	127.9	127.7	255.5	248.7
Unallocated corporate operating expenses	(0.2)	—	(0.4)	(0.1)
Total	$127.7	$127.7	$255.1	$248.6
Depreciation and amortization
Food Packaging	$28.9	$28.3	$57.9	$55.7
Protective Packaging	15.3	15.4	31.0	30.6
Total	$44.2	$43.7	$88.9	$86.3

In accordance with Statement of Financial Accounting Standards, or SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has allocated all of its goodwill to the corporate level rather than to the individual segments since the Company’s management views goodwill as a corporate asset.  However, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company has allocated goodwill to each reportable segment in order to perform its annual impairment review of goodwill, which it does during the fourth quarter of each year.  The allocation of goodwill in accordance with SFAS No. 142 as of June 30, 2004 was as follows:

	Balance at Beginning of Period	Goodwill Acquired	Foreign Currency Translation and Other	Balance at End of Period
Food Packaging	$547.2	$—	$2.8	$550.0
Protective Packaging	1,392.3	0.3	(0.6)	1,392.0
Total	$1,939.5	$0.3	$2.2	$1,942.0

(3)           Accounts Receivable Securitization

On January 26, 2004, the Company’s accounts receivable securitization program again became available for the sale of receivables interests originated by Cryovac, Inc. as well as by Sealed Air Corporation (US), up to the original maximum of $125.0 million compared to $60.0 million at December 31, 2003 originated only by Sealed Air Corporation (US).

The parties amended the receivables program as of February 11, 2004 to provide that, upon the occurrence of specified events that would adversely affect the settlement agreement in the Grace bankruptcy proceedings or would materially increase the Company’s liability in respect of the Grace bankruptcy or the asbestos liability arising from the Cryovac transaction, the maximum amount of receivables the Company could sell under the facility would be $60.0 million, and Cryovac, Inc. would again be ineligible to sell receivables.

The receivables program contains financial covenants relating to interest coverage, debt leverage and liquidity.  The Company must comply with these covenants to use the facility.  The Company was in compliance with these covenants at June 30, 2004.

The Company has not sold any receivables interests under the receivables program since 2002, and therefore the Company did not remove any related amounts from the consolidated assets reflected on the Company’s condensed consolidated balance sheets at June 30, 2004 or December 31, 2003.  The receivables program has a scheduled termination date of December 7, 2004.

(4)                                  Inventories

At June 30, 2004 and December 31, 2003, the components of inventories by major classification were as follows:

	June 30, 2004	December 31, 2003
Raw materials	$91.8	$88.1
Work in process	93.4	82.1
Finished goods	231.9	223.6
Subtotal	417.1	393.8
Reduction of certain inventories to LIFO basis	(24.3)	(22.6)
Total	$392.8	$371.2

At June 30, 2004 and December 31, 2003, the Company determined the value of most U.S. inventories by the last-in, first-out, or LIFO, inventory method.  The LIFO value of U.S. inventories determined by that method amounted to $139.6 million and $137.3 million at June 30, 2004 and December 31, 2003, respectively.  If the Company had used the first-in, first-out or FIFO inventory method, which approximates replacement cost for these inventories, they would have been $24.3 million and $22.6 million higher at June 30, 2004 and December 31, 2003, respectively.

(5)                                  Income Taxes

The Company’s effective income tax rate was 32.4% and 36.0% for the three months ended June 30, 2004 and 2003, respectively, and 34.3% and 36.5% for the six months ended June 30, 2004 and 2003, respectively.  The decrease in the effective income tax rate in the 2004 periods compared with the first quarter of 2004 and the 2003 periods was primarily due to improved tax efficiencies resulting from further reorganization of the Company’s international subsidiaries.  The year-to-date effective income tax rate was slightly lower than the statutory U.S. federal income tax rate primarily due to lower foreign tax rates, offset by state income taxes.  The effective income tax rate for the three months ended June 30, 2004 reflects the effect of adjusting the Company’s effective income tax rate for the six months ending June 30, 2004 to 34.3%.  In the 2003 periods, the rates were higher than the statutory U.S. federal income tax rate primarily due to state income taxes, offset by lower foreign tax rates.  The Company’s expected effective income tax rate for full year 2004 is 34.3%.

(6)                                  Restructuring and Other Charges

The Company’s restructuring accrual, which arose out of a restructuring undertaken during 2001, amounted to $0.6 million at June 30, 2004 and $0.8 million at December 31, 2003.  The components of the restructuring charges, spending and other activity through June 30, 2004 and the remaining accrual balance at June 30, 2004 were as follows:

Employee Termination Costs
Restructuring accrual at December 31, 2003	$0.8
Cash payments during 2004	(0.2)
Restructuring accrual at June 30, 2004	$0.6

The cash outlays during the six months ended June 30, 2004 were primarily for severance and other personnel-related costs.  The Company had completed the 2001 restructuring program as of December 31, 2003.  The remaining accrual as of June 30, 2004 is primarily for severance-related costs that are expected to be paid in the remainder of 2004 and in future years.

(7)                                  Defined Benefit Pension Plans

U.S. Pension Plans

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003(1)	2004	2003(1)
Components of Net Periodic Benefit Cost:
Service cost	$0.2	$0.2	$0.5	$0.4
Interest cost	0.5	0.4	0.9	0.8
Expected return on plan assets	(0.6)	(0.5)	(1.1)	(0.9)
Amortization of prior service cost	0.2	0.2	0.4	0.4
Amortization of net actuarial loss	0.1	0.2	0.2	0.3
Net periodic pension cost	$0.4	$0.5	$0.9	$1.0

(1)          Amounts for the three and six months ended June 30, 2003 have been estimated based upon amounts reported for the year ended December 31, 2003.

Employer contributions to U.S. defined benefit pension plans during the year ended December 31, 2003 amounted to $1.7 million.  The Company currently expects 2004 employer contributions to be at the same level as in 2003.

Non-U.S. Pension Plans

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003(1)	2004	2003(1)
Components of Net Periodic Benefit Cost:
Service cost	$1.8	$1.5	$3.6	$3.0
Interest cost	2.7	2.3	5.3	4.7
Expected return on plan assets	(3.0)	(2.5)	(5.9)	(5.0)
Amortization of net actuarial loss	1.4	1.4	2.7	2.6
Net periodic pension cost	$2.9	$2.7	$5.7	$5.3

(1)          Amounts for the three and six months ended June 30, 2003 have been estimated based upon amounts reported for the year ended December 31, 2003.

Employer contributions to non-U.S. defined benefit pension plans during the year ended December 31, 2003 amounted to $7.4 million.  The Company currently expects 2004 employer contributions for non-U.S. defined benefit plans to be approximately $3.4 million.

(8)           Debt

2006 Facility

During 2004, the Company has not borrowed under its $350.0 million unsecured multi-currency revolving credit facility that matures in 2006, known as the “2006 facility.”

ANZ Facility

At June 30, 2004, there were no amounts outstanding under the Company’s 170.0 million Australian dollar facility, equivalent to U.S. $118.9 million, known as the “ANZ facility.”  The credit available under the ANZ facility, which was 175.0 million Australian dollars at December 31, 2003, was reduced to 170.0 million Australian dollars on May 31, 2004, as scheduled under the terms of that facility.

Covenants

Each issue of the Company’s outstanding senior notes and euro notes, the 2006 facility and the ANZ facility impose limitations on the operations of the Company.  Some of these limitations restrict liens, sale and leaseback transactions and acquisitions and dispositions.  The Company was in compliance with these limitations at June 30, 2004, except as described below with respect to the ANZ facility.

Lines of Credit

At June 30, 2004, the Company had lines of credit available of $673.0 million, of which $660.5 million were unused, and the available lines of credit included committed lines of $469.7 million and uncommitted lines of $203.3 million.  These credit lines included amounts available under the 2006 credit facility and the ANZ facility as well as other lines of credit available to various subsidiaries.  The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

From July 1, 2004 until receiving a waiver on August 5, 2004, the Company’s subsidiaries in Australia and New Zealand that are parties to the ANZ facility agreement could not have drawn on the amounts under the facility because they were temporarily out of compliance with the interest coverage ratio covenant of the facility as a result of an intercompany payment.  The non-compliance did not constitute an event of default under the facility.

Senior Notes:

During the six months ended June 30, 2004, the Company recorded adjustments to the fair value of the 8.75% Senior Notes due July 2008 and the 5.375% Senior Notes due April 2008 as a result of the Company’s interest rate hedging related to such debt (see Note 9).

(9)                                  Derivatives and Hedging Activities

Foreign Currency Forward Contracts:

The Company is exposed to market risk, such as fluctuations in foreign currency exchange rates.  The Company has foreign currency exchange exposure from buying and selling in currencies other than  functional currencies.  The primary purpose of the Company’s foreign currency hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies.  At June 30, 2004, the Company was party to foreign currency forward contracts with an aggregate notional amount of $324.1 million maturing through February 2005.  These contracts qualified and were designated as cash flow hedges and had original maturities of less than twelve months.

Interest Rate Swaps:

From time to time, the Company may use interest rate swaps to manage its exposure to fluctuations in interest rates.  At June 30, 2004, the Company had interest rate swaps with a total notional amount of $400 million that qualify and were designated as fair value hedges.  The Company entered into the interest rate swaps in order to effectively convert a portion of the 5.375% Senior Notes and 8.75% Senior Notes into floating rate debt.  At June 30, 2004, the Company recorded the following adjustments to long-term debt:

•                  an adjustment to record a decrease of $10.7 million in the fair value of the 5.375% Senior Notes due to changes in interest rates and an offsetting increase to other liabilities to record the fair value of the related interest rate swaps; and

•                  an adjustment to record a decrease of $1.0 million in the fair value of the 8.75% Senior Notes due to changes in interest rates and an offsetting increase to other liabilities to record the fair value of the related interest rate swaps.

The Company reduced interest expense $1.9 million and $3.8 million for the three and six months ended June 30, 2004 due to the impact of these interest rate swaps.

(10)                            Earnings Per Common Share

The following table sets forth the reconciliation of the basic and diluted earnings per common share computations for the three and six months ended June 30, 2004 and 2003:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Basic EPS:
Numerator
Net earnings	$61.36	$65.80	$121.53	$127.47
Add: Excess of book value over repurchase price of preferred stock (1)	—	0.79	—	0.79
Less: Preferred stock dividends (1)	—	12.94	—	26.21
Net earnings ascribed to common shareholders – basic	$61.36	$53.65	$121.53	$102.05
Denominator
Weighted average common shares outstanding – basic	84.24	84.51	84.65	84.36
Basic earnings per common share (1)	$0.73	$0.63	$1.44	$1.21

Diluted EPS:
Numerator
Net earnings ascribed to common shareholders – basic	$61.36	$53.65	$121.53	$102.05
Less: Excess of book value over repurchase price of preferred stock	—	0.79	—	0.79
Add: Dividends associated with repurchased preferred stock	—	0.04	—	0.42
Net earnings ascribed to common shareholders – diluted	$61.36	$52.90	$121.53	$101.68
Denominator
Weighted average common shares outstanding – basic	84.24	84.51	84.65	84.36
Effect of assumed issuance of asbestos settlement shares	9.00	9.00	9.00	9.00
Effect of assumed exercise of options	0.04	0.02	0.04	0.02
Effect of conversion of repurchased preferred stock	—	0.39	—	0.52
Weighted average common shares outstanding – diluted (2)	93.28	93.92	93.69	93.90
Diluted earnings per common share (3)	$0.66	$0.56	$1.30	$1.08

(1)          The basic earnings per common share calculations for the three and six months ended June 30, 2003 include $0.01 per share gains attributable to the repurchase of preferred stock.  There were no such gains recognized for the three and six months ended June 30, 2004, since all shares of outstanding preferred stock were redeemed during the third quarter of 2003.

(2)          In calculating diluted earnings per common share, the weighted average number of common shares for the three and six months ended June 30, 2004 and 2003 assumes the issuance of nine million shares of common stock reserved for the Company’s previously announced asbestos settlement, which is discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and the exercise of dilutive stock options, net of assumed treasury stock repurchases.  In addition, for the three and six months ended June 30, 2003, the weighted average number of common shares assumes the effect of the weighted average conversion of repurchased shares of preferred stock.

(3)          For the purpose of calculating diluted earnings per common share for the three and six months ended June 30, 2003, net earnings ascribed to common shareholders have been adjusted to exclude the gains attributable to the repurchase of preferred stock and to add back dividends attributable to such repurchased preferred stock, and the weighted average common shares outstanding have been adjusted to assume conversion of the shares of preferred stock repurchased during such periods in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force Topic D-53 guidance.

(11)                            Commitments and Contingencies

Asbestos Settlement and Related Costs

On November 27, 2002, the Company reached an agreement in principle with the committees appointed to represent asbestos claimants in the bankruptcy case of W.R. Grace & Co. to resolve all current and future asbestos-related claims made against the Company and its affiliates, the fraudulent transfer claims, and indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies in connection with the Cryovac transaction referred to below.  On December 3, 2002, the Company’s Board of Directors approved the agreement in principle.  The Company was advised that both of the committees had approved the agreement in principle as of December 5, 2002.  The parties to the agreement in principle signed a definitive settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle.  The Company recorded a charge of $850.1 million as a result of the asbestos settlement in its consolidated statement of operations for the year ended December 31, 2002.  These matters are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

On June 8, 2004, the Company filed a motion with the U.S. District Court for the District of Delaware, where the W.R. Grace bankruptcy proceeding is pending, requesting that the court vacate the July  2002 interim ruling on the legal standards to be applied relating to the fraudulent transfer claims against the Company.  The Company is not challenging the November 10, 2003 settlement agreement, which the parties have jointly presented to the court for approval.  The motion was filed as a protective measure in the event that the settlement agreement is ultimately not approved or implemented; however, the Company still expects that the settlement agreement will become effective upon the court’s approval and W.R. Grace’s emergence from bankruptcy with a plan of reorganization that is consistent with the terms of the settlement.

Cryovac Transaction; Contingencies Related to the Cryovac Transaction

On March 31, 1998, the Company completed a multi-step transaction that brought the Cryovac packaging business and the former Sealed Air Corporation’s business under the common ownership of the Company. The Company described the Cryovac transaction, contingencies related to the Cryovac transaction, and the case of Senn v. Hickey, et al. filed in United States District Court for the District of New Jersey (Case No. 03-CV-4372) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  On June 29, 2004, the court granted plaintiff Miles Senn’s motion for appointment as lead plaintiff and for approval of his choice of lead counsel.  On July 14, 2004, the plaintiff’s counsel  informed the Company that the plaintiff intended to file an amended complaint.  The amended complaint has yet to be filed.

(12)                            New Accounting Pronouncements

In July 2004, the Emerging Issues Task Force, known as the EITF, reached a tentative consensus on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” that the dilutive effect of contingent convertible debt, such as the Company’s 3% Convertible Senior Notes, must be included in dilutive earnings per common share regardless of whether the trigger contingency has been satisfied.  EITF Issue No. 04-08 would be applied on a retroactive basis and would require restatement of prior period diluted earnings per common share.  The consensus is tentative to allow time for public comment.  The proposed EITF Issue No. 04-08 could result in additional dilution of the Company’s diluted earnings per common share.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin or SAB 104, “Revenue Recognition.”  The SAB updated portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make the guidance consistent with current authoritative accounting literature.  The principal revisions relate to the incorporation of specified sections of the staff’s frequently asked questions document on revenue recognition into Topic 13.  The adoption of SAB 104 did not have a material impact on the Company’s consolidated financial statements.

In December 2003, FASB issued SFAS No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  SFAS No. 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans.  SFAS No. 132 (revised) reforms and revises the disclosure requirements contained in the original Statement.  It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans.  The statement generally is effective for U.S. plan disclosures for fiscal years ending after December 15, 2003.  Disclosures for non-U.S. plans are not affected until fiscal years ending after December 15, 2004.  The Company’s disclosures in Note 7 incorporate the interim disclosure requirements prescribed by SFAS No. 132 (revised).

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46R, or FIN 46R, “Consolidation of Variable Interest Entities.”  FIN 46R replaces the same titled FIN 46 that was issued in January 2003.  FIN 46R identifies when entities must be consolidated with the financial statements of a company where the investors in an entity do not have the characteristics of a controlling financial interest or the entity does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  The required adoption of FIN 46R as of January 1, 2004 did not have any impact on the Company’s consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

The information in this Management’s Discussion and Analysis of Results of Operations and Financial Condition should be read together with the Company’s condensed consolidated financial statements and related notes set forth in Item 1 of Part I of this quarterly report on Form 10-Q, the Management’s Discussion and Analysis of Results of Operations and Financial Condition set forth in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and the Company’s consolidated financial statements and related notes set forth in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  All amounts and percentages are approximate due to rounding.  Where appropriate, prior period amounts have been reclassified to conform to the current year’s presentation.

Introduction

Highlights for the Company’s second quarter and first six months of 2004 compared with the corresponding 2003 periods were:

	For the Second Quarter of			For the First Six Months of
(in millions)	2004	2003	% Change	2004	2003	% Change

U.S.	$463.0	$457.7	1.1%	$905.9	$890.1	1.8%
% of total net sales	50.1%	52.9%		49.3%	52.7%

International	460.7	407.9	13.0%	930.9	798.3	16.6%
% of total net sales	49.9%	47.1%		50.7%	47.3%

Total net sales	$923.7	$865.6	6.7%	$1,836.8	$1,688.4	8.8%

Gross profit	$282.8	$269.5	4.9%	$568.9	$528.9	7.6%
% of total net sales	30.6%	31.1%		31.0%	31.3%

Marketing, administrative and development expenses	$155.1	$141.8	9.4%	$313.8	$280.3	12.0%
% of total net sales	16.8%	16.4%		17.1%	16.6%

Operating profit	$127.7	$127.7	—	$255.1	$248.6	2.6%
% of total net sales	13.8%	14.8%		13.9%	14.7%

Effective January 1, 2004, the Company has renamed its two reportable business segments “Food Packaging” and “Protective Packaging.”  This change reflects the Company’s decision to include its medical films, tubing and connectors, which are used with a wide variety of medical applications, in the segment with its food packaging products.  These specialty products had previously been a part of the same segment as the Company’s protective packaging products.  Results for the second quarter and first six months of 2003 have been restated to conform to the 2004 presentation.

For the quarter and six months ended June 30, 2004, the amortization of capitalized senior debt issuance costs were included in interest expense.  Previously, the amortization expense was included in administrative expenses.  Prior periods have been adjusted to conform to the 2004 presentation.

Net Sales

Net sales for the second quarter of 2004 increased 7% to $923.7 million compared with $865.6 million in the second quarter of 2003.  The components of the increase in net sales for the second quarter were as follows (dollars in millions):

	Food Packaging Segment		Protective Packaging Segment		Total Company
Volume – Units	0.7%	$3.7	7.9%	$25.2	3.3%	$28.9
Volume – Acquired Businesses	0.1	0.7	0.1	0.3	0.1	1.0
Price/Mix	(0.8)	(4.2)	(0.3)	(1.2)	(0.6)	(5.4)
Foreign Currency Translation	4.2	23.0	3.3	10.6	3.9	33.6
Total	4.2%	$23.2	11.0%	$34.9	6.7%	$58.1

Net sales for the first six months of 2004 increased 9% to $1,836.8 million compared with $1,688.4 million in the first six months of 2003.  The components of the increase in net sales for the first six months were as follows (dollars in millions):

	Food Packaging Segment		Protective Packaging Segment		Total Company
Volume – Units	0.9%	$9.6	6.4%	$40.7	3.0%	$50.3
Volume – Acquired Businesses	0.1	1.2	0.1	0.5	0.1	1.7
Price/Mix	0.2	1.8	(0.2)	(1.4)	—	0.4
Foreign Currency Translation	6.3	66.5	4.6	29.5	5.7	96.0
Total	7.5%	$79.1	10.9%	$69.3	8.8%	$148.4

Foreign currency translation had a favorable impact on net sales of $33.6 million in the second quarter of 2004 and $96.0 million in the first six months of 2004.  Excluding the positive effect of foreign currency translation, net sales would have increased 3% compared with the second quarter of 2003 and the first six months of 2003.  The favorable foreign currency translation impact on net sales in the second quarter and first six months of 2004 was primarily due to the strengthening of foreign currencies in Europe and the Asia-Pacific region against the U.S. dollar.

Net sales of the Company’s food packaging segment, which consists primarily of the Company’s Cryovac® food packaging products, constituted 62% of net sales in the second quarter and first six months of 2004, 63% in the second quarter of 2003 and 62% in the first six months of 2003.

Net sales of the Company’s protective packaging segment, which includes the aggregation of the Company’s protective packaging products and shrink packaging products, all of which are used principally for non-food packaging applications, constituted the balance of net sales.

Food Packaging Segment Sales

Net sales of food packaging products increased 4% in the second quarter of 2004 to $570.3 million compared with $547.1 million in the second quarter of 2003.  Foreign currency translation had a favorable impact of $23.0 million in the second quarter of 2004.  Excluding the positive foreign currency translation effect, net sales would have been flat, as the continued import restrictions on U.S. beef products adversely affected the sales of food packaging products to the Company’s customers that process U.S. beef for export.

Net sales of food packaging products increased 8% in the first six months of 2004 to $1,133.2 million compared with $1,054.1 million in the first six months of 2003.  Foreign currency translation had a favorable impact on this segment of $66.5 million in the first six months of 2004. Excluding the positive foreign currency translation effect, net sales for this segment would have increased 1%.  As noted above, food packaging sales were and continue to be adversely affected by import restrictions imposed by several countries on U.S. beef products.

Protective Packaging Segment Sales

Net sales of protective packaging products increased 11% in the second quarter of 2004 to $353.4 million compared with $318.5 million in the second quarter of 2003.  Foreign currency translation had a favorable impact of $10.6 million in the second quarter of 2004.  Excluding the positive foreign currency translation effect, net sales would have increased 8%.

Net sales of protective packaging products increased 11% in the first six months of 2004 to $703.6 million compared with $634.3 million in the first six months of 2003.  Foreign currency translation had a favorable impact of $29.5 million in the first six months of 2004.  Excluding the positive foreign currency translation effect, net sales would have increased 6%.

Sales by Geographic Region

The components of the increase in net sales by geographic region for the second quarter of 2004 compared with the second quarter of 2003 were as follows (dollars in millions):

	U.S.		International		Total Company
Volume – Units	1.0%	$4.7	5.9%	$24.2	3.3%	$28.9
Volume – Acquired Businesses	0.1	0.3	0.2	0.7	0.1	1.0
Price/Mix	—	0.3	(1.3)	(5.7)	(0.6)	(5.4)
Foreign Currency Translation	—	—	8.2	33.6	3.9	33.6
Total	1.1%	$5.3	13.0%	$52.8	6.7%	$58.1

Net sales from operations in the United States represented 50% of net sales in the second quarter of 2004 and 53% in the second quarter of 2003.  Net sales from U.S. operations increased 1% in the second quarter of 2004 to $463.0 million compared with $457.7 million in the second quarter of 2003. Net sales from international operations increased 13% in the second quarter of 2004 to $460.7 million compared with $407.9 million for the second quarter of 2003.  Excluding the $33.6 million favorable foreign currency translation effect, international net sales would have increased 5% compared with the second quarter of 2003.

The components of the increase in net sales by geographic region for the first six months of 2004 compared with the first six months of 2003 were as follows (dollars in millions):

	U.S.		International		Total Company
Volume – Units	0.5%	$4.2	5.8%	$46.1	3.0%	$50.3
Volume – Acquired Businesses	0.1	0.5	0.2	1.2	0.1	1.7
Price/Mix	1.2	11.1	(1.4)	(10.7)	—	0.4
Foreign Currency Translation	—	—	12.0	96.0	5.7	96.0
Total	1.8%	$15.8	16.6%	$132.6	8.8%	$148.4

Net sales from operations in the United States represented 49% of net sales in the first six months of 2004 and 53% in the first six months of 2003.  Net sales from U.S. operations increased 2% in the first six months of 2004 to $905.9 million compared with $890.1 million in the first six months of 2003.  Net sales from international operations increased 17% in the first six months of 2004 to $930.9 million compared with $798.3 million for the first six months of 2003.  Excluding the $96.0 million favorable foreign currency translation effect, international net sales would have increased 5% compared with the first six months of 2003.

Costs and Margins

Gross profit was $282.8 million or 30.6% of net sales and $568.9 million or 31.0% of net sales in the second quarter and first six months of 2004, respectively, compared with $269.5 million or 31.1% of net sales and $528.9 million or 31.3% of net sales in the second quarter and first six months of 2003, respectively.  The decrease as a percentage of net sales in the second quarter and first six months of 2004 compared with the 2003 periods was due to an increase in some petrochemical-related raw material costs and unfavorable shifts in product price/mix, primarily in the food packaging segment.  In addition, the decrease for the first six months of 2004 compared with 2003 was due in part to the start-up of the Company’s new manufacturing facility in Rogers, Arkansas.

Marketing, administrative and development expenses increased 9% in the second quarter of 2004 to $155.1 million compared with $141.8 million in the second quarter of 2003 and increased 12% in the first six months of 2004 to $313.8 million compared with $280.3 million in the first six months of 2003.  The increase in these expenses in the second quarter and first six months of 2004 compared with the 2003 periods was due primarily to the effects of foreign currency translation, expenses associated with the upgrade of the Company’s information technology platform to improve both service to customers and the Company’s cost structure, and expenses to support the higher volume of net sales.  In addition, R&D–related projects contributed to the increase in the first six months of 2004 compared with 2003.  As a percentage of net sales, these expenses were 16.8% and 16.4% of net sales in the second quarters of 2004 and 2003, respectively, and 17.1% and 16.6% in the first six months of 2004 and 2003, respectively.

Operating Profit

Operating profit remained flat in the second quarter of 2004 at $127.7 million compared with  the second quarter of 2003 and increased 3% in the first six months of 2004 to $255.1 million compared with $248.6 million in the first six months of 2003.  These results for the 2004 periods compared with the 2003 periods occurred primarily due to the reasons described in “Costs and Margins” above. As a percentage of net sales, operating profit was 13.8% and 14.8% in the second quarters of 2004 and 2003, respectively, and 13.9% and 14.7% in the first six months of 2004 and 2003, respectively.

Operating profit by business segment for the 2004 and 2003 periods was as follows (dollars in millions):

	For the Second Quarter of		For the First Six Months of
	2004	2003	2004	2003
Food Packaging Segment	$71.7	$82.6	$147.3	$156.4
Protective Packaging Segment	56.2	45.1	108.2	92.3
Total segments	127.9	127.7	255.5	248.7
Unallocated corporate operating expenses	(0.2)	—	(0.4)	(0.1)
Total	$127.7	$127.7	$255.1	$248.6

The food packaging segment contributed 56% and 65% of the Company’s operating profit in the second quarters of 2004 and 2003, respectively, and 58% and 63% in the first six months of 2004 and 2003, respectively, before taking into consideration unallocated corporate operating expenses.   The decrease in the food packaging segment’s operating profit was due to flat net sales, excluding the favorable foreign currency translation impact, and the adverse impact on this segment of an increase in some petrochemical-related raw material costs and unfavorable shifts in product price/mix during the second quarter of 2004.  Although the protective packaging segment was also impacted by the same items as the food packaging segment, operating profit increased for the protective packaging segment due to higher unit volumes.

Interest Expense and Other Income, net

Interest expense increased to $37.3 million compared with $26.8 million in the second quarter of 2003 and increased to $76.0 million in the first six months of 2004 compared with $49.3 million in the first six months of 2003.  The increase in both periods was primarily due to $16.7 million and $33.4 million in the second quarter and first six months of 2004, respectively, of interest expense (which includes the amortization of capitalized senior debt issuance costs and the amortization of terminated treasury locks) due to the Company’s issuance of approximately $1.3 billion of senior notes and convertible senior notes in July 2003.  The Company used the proceeds from the July 2003 issuance and additional cash on hand to redeem all of the outstanding shares of its Series A convertible preferred stock.

Other income, net, was $0.4 million in the second quarter of 2004 compared with $1.9 million in the second quarter of 2003 and $5.7 million in the first six months of 2004 compared with $1.4 million in the first six months of 2003.  The decrease in other income, net, for the second quarter of 2004 was primarily due to an increase in net losses from foreign exchange of $2.3 million, as the Company had a net loss from foreign exchange in 2004 of $2.5 million compared with a net loss from foreign exchange in 2003 of $0.2 million.

The increase in other income, net for the first six months of 2004 was due to a variety of items, including an increase in interest income of $0.8 million; net gains of $0.6 million from sales of property, plant and equipment; and lower legal and related fees for asbestos-related and other legal matters of $1.5 million; partially offset by an increase in net losses from foreign exchange of $1.2 million, as the Company had a net loss from foreign exchange in 2004 of $2.6 million compared with a net loss from foreign exchange in 2003 of $1.4 million.

Income Taxes

The Company’s effective income tax rate was 32.4% and 36.0% for the second quarters of 2004 and 2003, respectively, and 34.3% and 36.5% for the first six months of 2004 and 2003, respectively.  The decrease in the effective income tax rate in the 2004 periods compared with the first quarter of 2004 and the 2003 periods was primarily due to improved tax efficiencies resulting from further reorganization of the Company’s international subsidiaries.  The year-to-date effective income tax rate was slightly lower than the statutory U.S. federal income tax rate primarily due to lower foreign tax rates, offset by state income taxes.  The effective income tax rate for the second quarter of 2004 reflects the effect of adjusting the Company’s effective income tax rate for the first six months of 2004 to 34.3%.  In the 2003 periods, the rates were higher than the statutory U.S. federal income tax rate primarily due to state income taxes, offset by lower foreign tax rates.  The Company’s expected effective income tax rate for full year 2004 is 34.3%.

Net Earnings

As a result of the factors noted above, net earnings were $61.4 million in the second quarter of 2004 compared with $65.8 million in the second quarter of 2003 and $121.5 million in the first six months of 2004 compared with $127.5 million in the first six months of 2003.

Basic and diluted earnings per common share were $0.73 and $0.66, respectively, for the second quarter of 2004 compared with basic and diluted earnings per common share of $0.63 and $0.56, respectively, for the second quarter of 2003.  Basic and diluted earnings per common share were $1.44 and $1.30, respectively, for the first six months of 2004 compared with basic and diluted earnings per common share of $1.21 and $1.08, respectively, for the first six months of 2003.

In calculating diluted earnings per common share, the weighted average number of common shares for the second quarters and first six months of both 2004 and 2003 assumes the issuance of nine million shares of common stock reserved for the previously announced asbestos settlement and the exercise of dilutive stock options net of assumed treasury stock repurchases.  In addition, for the second quarter and first six months of 2003 the weighted average number of common shares assumes the effect of the weighted average conversion of repurchased shares of preferred stock.  There were no repurchases of preferred stock during 2004 since all shares of outstanding preferred stock were redeemed during the third quarter of 2003.

For the purpose of calculating diluted earnings per common share for the second quarter and first six months of 2003, net earnings ascribed to common shareholders have been adjusted to exclude the gains attributable to the repurchase of preferred stock and to add back dividends attributable to such repurchased preferred stock, and the weighted average common shares outstanding have been adjusted to assume conversion of the shares of preferred stock repurchased during those periods in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force Topic D-53 guidance.

Liquidity and Capital Resources

The information in this section sets forth material changes in and updates of material information contained in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Results of Operations and Financial Condition set forth in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and should be read in conjunction with that discussion.  Accordingly, the discussion that follows contains:

•                  an updated description of the Company’s material commitments and contingencies;

•                  an updated description of the Company’s principal sources of liquidity;

•                  an updated description of the Company’s outstanding indebtedness;

•                  an analysis of the Company’s historical cash flows for the six months ended June 30, 2004;

•                  an updated description of the Company’s derivative financial instruments;

•                  a description of changes in the Company’s shareholders’ equity for the six months ended June 30, 2004; and

•                  references to descriptions of recently issued accounting standards.

Material Commitments and Contingencies

Asbestos Settlement and Related Costs

The Company recorded a charge of $850.1 million in the fourth quarter of 2002, of which $512.5 million covers a cash payment that the Company is required to make upon the effectiveness of a plan of reorganization in the bankruptcy of W. R. Grace & Co.  The Company did not use any cash in the first six months of 2004 with respect to this liability, and the Company currently cannot predict when it will be required to make this cash payment.  The Company currently expects to fund this payment either by using accumulated cash and future cash flows from operations, proceeds of future financings or a combination of these alternatives.

Cryovac Transaction; Contingencies Related to the Cryovac Transaction

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, “Commitments and Contingencies,” of the Notes to the Condensed Consolidated Financial Statements is incorporated herein by reference.

Principal Sources of Liquidity

The Company’s principal sources of liquidity are accumulated cash, cash flows from operations and amounts available under its existing lines of credit.  Other than as described below with respect to the Company’s accounts receivable securitization program and its 170.0 million Australian dollar facility, there were no material changes to the Company’s liquidity sources in the first six months of 2004.

Accounts Receivable Facility

On January 26, 2004 the Company’s accounts receivable securitization program again became available for the sale of receivables interests originated by Cryovac, Inc. as well as by Sealed Air Corporation (US), up to the original maximum of $125.0 million, compared to $60.0 million at December 31, 2003 originated only by Sealed Air Corporation (US).

The parties amended the receivables program as of February 11, 2004 to provide that, upon the occurrence of specified events that would adversely affect the settlement agreement in the Grace bankruptcy proceedings or would materially increase the Company’s liability in respect of the Grace bankruptcy or the asbestos liability arising from the Cryovac transaction, the maximum amount of receivables the Company could sell under the facility would be $60.0 million, and Cryovac, Inc. would again be ineligible to sell receivables.

The receivables program contains financial covenants relating to interest coverage, debt leverage and liquidity.  The Company must comply with these covenants to use the facility.  The Company was in compliance with these covenants at June 30, 2004.

The Company has not sold any receivables interests under the receivables program since 2002, and therefore the Company did not remove any related amounts from the consolidated assets reflected on the Company’s consolidated balance sheets at June 30, 2004 or December 31, 2003.  The receivables program has a scheduled termination date of December 7, 2004.

The Company considers that the receivables facility provides a source of short-term liquidity.

Outstanding Indebtedness

At June 30, 2004 and at December 31, 2003, the Company’s total debt outstanding consisted of the amounts set forth on the following table (dollars in millions):

	June 30, 2004	December 31, 2003

Short-term borrowings and current portion of long-term debt:
Short-term borrowings	$12.5	$18.2
Current portion of long-term debt	4.1	2.4
Total current debt	16.6	20.6

Long-term debt, less current portion:
5.625% Euro Notes due July 2006, less unamortized discount of $0.6 in 2004 and $0.7 in 2003 (1)	242.8	248.0
8.75% Senior Notes due July 2008, less (plus) unamortized discount and interest rate swaps of $0.9 in 2004 and $(4.0) in 2003	176.7	181.5
6.95% Senior Notes due May 2009, less unamortized discount of $1.0 in 2004 and $1.1 in 2003	249.0	248.9
5.375% Senior Notes due April 2008, less unamortized discount and interest rate swaps of $11.9 in 2004 and $7.5 in 2003	288.1	292.5
5.625% Senior Notes due July 2013, less unamortized discount of $1.2 in 2004 and $1.3 in 2003	398.8	398.7
6.875% Senior Notes due July 2033, less unamortized discount of $1.6 in 2004 and $1.6 in 2003	448.4	448.4
3% Convertible Senior Notes due June 2033	431.3	431.3
Other	26.9	10.5
Total long-term debt, less current portion	2,262.0	2,259.8
Total debt	$2,278.6	$2,280.4

(1) At June 30, 2004, the carrying value of the euro notes decreased approximately $5.3 million from December 31, 2003 primarily as a result of the weakening of the euro compared with the U.S. dollar.

2006 Facility

During 2004, the Company has not borrowed under its $350.0 million unsecured multi-currency revolving credit facility that matures in 2006, known as the “2006 facility.”

ANZ Facility

At June 30, 2004, there were no amounts outstanding under the Company’s 170.0 million Australian dollar facility, equivalent to U.S. $118.9 million, known as the “ANZ facility.”  The credit available under the ANZ facility, which was 175.0 million Australian dollars at December 31, 2003, was reduced to 170.0 million Australian dollars on May 31, 2004, as scheduled under the terms of that facility.

Covenants

Each issue of the Company’s outstanding senior notes and euro notes, the 2006 facility and the ANZ facility impose limitations on the operations of the Company.  Some of these limitations restrict liens, sale and leaseback transactions and acquisitions and dispositions. The Company was in compliance with these limitations at June 30, 2004, except as described below with respect to the ANZ facility.

Debt Ratings

The Company’s cost of capital and ability to obtain external financing may be affected by its debt ratings, which the credit rating agencies review periodically.  The Company’s long-term senior unsecured debt is currently rated Baa3 (stable outlook) by Moody’s Investors Services, Inc. and BBB (credit watch with negative outlook) by Standard & Poor’s Rating Services, a division of the McGraw-Hill Companies.  These ratings are among the ratings assigned by each of these organizations for investment grade long-term senior unsecured debt.  A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating organization.  Each rating should be evaluated independently of any other rating.

Lines of Credit

At June 30, 2004, the Company had lines of credit available of $673.0 million, of which $660.5 million were unused, and the available lines of credit included committed lines of $469.7 million and uncommitted lines of $203.3 million.  These credit lines included amounts available under the 2006 credit facility and the ANZ facility as well as other lines of credit available to various subsidiaries.  The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

From July 1, 2004 until receiving a waiver on August 5, 2004, the Company’s subsidiaries in Australia and New Zealand that are parties to the ANZ facility agreement could not have drawn on the amounts under the facility because they were temporarily out of compliance with the interest coverage ratio covenant of the facility as a result of an intercompany payment.  The non-compliance did not constitute an event of default under the facility.

Analysis of Historical Cash Flows

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $209.1 million for the first six months of 2004 and $168.2 million for the first six months of 2003.  The increase in 2004 was primarily due to changes in operating assets and liabilities in the ordinary course of business, as discussed below under “Changes in Working Capital.”

Net Cash Used in Investing Activities

Net cash used in investing activities amounted to $47.6 million for the first six months of 2004 compared with $51.3 million for the first six months of 2003.  In each period, investing activities consisted primarily of capital expenditures, which amounted to $51.4 million in 2004 and $52.5 million in 2003.  The Company currently anticipates that capital expenditures for the year ending December 31, 2004 will be in the range of $125 million to $150 million.  The Company’s projection of capital expenditures for 2004 is based upon its capital expenditure budget for 2004, its capital expenditures to date during 2004, the status of approved but not yet completed capital projects, anticipated future projects and historical spending trends.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities amounted to $45.5 million for the first six months of 2004 compared with net cash provided by financing activities of $215.5 million for the first six months of 2003.  The change in financing activities in 2004 was primarily due to the following:

•                  net proceeds from debt of $13.0 million in the 2004 period compared with net proceeds of $265.6 million in the first six months of 2003.  The higher net proceeds in 2003 were primarily due to the issuance in April 2003 of the $300.0 million 5.375% Senior Notes;

•                  net cash used of $59.0 million during the first six months of 2004 to repurchase shares of the Company’s common stock, compared with $36.7 million to repurchase shares of the Company’s Series A convertible preferred stock during the first six months of 2003; and

•                  proceeds of $13.8 million from the termination of treasury locks during the first six months of 2003;

partially offset by:

•                  payment of dividends on the Company’s outstanding Series A convertible preferred stock amounting to $26.6 million during the first six months of 2003; the Company redeemed all of its outstanding preferred stock in July 2003, and therefore did not pay any preferred stock dividends in the 2004 period.

Repurchases of Capital Stock

During the first six months of 2004, the Company repurchased 1,209,600 shares of its common stock in open market purchases at a cost of $59.0 million.  The average price per share of these common stock repurchases in the first six months of 2004 was $48.76.  During the first six months of 2003, the Company repurchased 750,600 shares of its Series A convertible preferred stock at a cost of $36.7 million.

The Company made the share repurchases described above under a program previously adopted by the Company’s Board of Directors.  The share repurchase program authorizes the repurchase of up to approximately 16,977,000 shares of common stock (which included Series A convertible preferred stock on an as-converted basis prior to its redemption).  As of June 30, 2004, the Company had repurchased approximately 11,326,000 shares of common stock on an as-converted basis, and approximately 5,651,000 shares of common stock remained authorized for repurchase.

On July 18, 2003 the Company redeemed all of its outstanding shares of Series A convertible preferred stock.

Changes in Working Capital

At June 30, 2004, working capital was $347.0 million compared with  $237.4 million at December 31, 2003.  The increase in the Company’s working capital during the first six months of 2004 arose primarily from the following changes in the ordinary course of business:

•                       increase in cash and cash equivalents of $110.8 million primarily due to cash flows generated from operations;

•                       increase of $21.6 million in inventories, primarily due to increased petrochemical based raw material costs since December 31, 2003, as well as quantity increases in the ordinary course of business, partially offset by $3.6 million of unfavorable foreign exchange;

•                       decrease of $11.6 million in other current liabilities, primarily due to timing of payments of payroll-related costs (such as the Company’s contribution to its profit sharing plan and other payroll-related expenses) of $20.0 million and customer volume rebates of $11.5 million; partially offset by an increase in accrued interest of $18.8 million primarily due to additional accrued interest of $14.9 million due to the asbestos settlement liability; and

•                       decrease of $5.7 million in short-term borrowings primarily due to net repayments;

partially offset by:

•                       decrease of $25.3 million in notes and accounts receivable primarily due to a decrease of $11.8 million in rebate receivables, a decrease of $6.6 million due to the timing of various other receivables and $5.5 million of unfavorable foreign exchange; and

•                       increase of $9.1 million in accounts payable.

Current and Quick Ratios

The ratio of current assets to current liabilities, known as the current ratio, was 1.3 at June 30, 2004 and 1.2 at December 31, 2003.  The ratio of current assets less inventory to current liabilities, known as the quick ratio, was 1.0 at June 30, 2004 and 0.9 at December 31, 2003.

Derivative Financial Instruments

Interest Rate Swaps

At June 30, 2004, the Company had interest rate swaps with a total notional amount of $400.0 million that qualify and were designated as fair value hedges.  The Company entered into the interest rate swaps in order to effectively convert a portion of the 5.375% Senior Notes and 8.75% Senior Notes into floating rate debt.  At June 30, 2004, the Company recorded the following adjustments to long-term debt:

•                  an adjustment to record a decrease of $10.7 million in the fair value of the 5.375% Senior Notes due to changes in interest rates and an offsetting increase to other liabilities to record the fair value of the related interest rate swaps; and

•                  an adjustment to record a decrease of $1.0 million in the fair value of the 8.75% Senior Notes due to changes in interest rates and an offsetting increase to other liabilities to record the fair value of the related interest rate swaps.

The Company also reduced interest expense $1.9 million and $3.8 million for the quarter and six months ended June 30, 2004 due to the impact of these interest rate swaps.

Foreign Currency Forward Contracts

At June 30, 2004, the Company was party to foreign currency forward contracts, which did not have a significant impact on the Company’s liquidity.

Shareholders’ Equity

Shareholders’ equity was $1,184.6 million at June 30, 2004 and $1,123.6 million at December 31, 2003.  Shareholders’ equity increased in the first six months of 2004 primarily due to net earnings of $121.5 million, partially offset by the repurchases of the Company’s common stock in 2004 at a cost of $59.0 million.

Recently Issued Accounting Standards

The Company is subject to numerous recently issued statements of financial accounting standards, accounting guidance and disclosure requirements.  Note 12, “New Accounting Pronouncements” of the Notes to the Condensed Consolidated Financial Statements, which is contained in Item 1 of Part 1 of this Quarterly Report on Form 10-Q, describes these new accounting pronouncements and is incorporated herein by reference.

Critical Accounting Policies and Estimates

For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Forward-Looking Statements

Some of the statements made by the Company in this report, in documents incorporated by reference herein, and in future oral and written statements by the Company may be forward-looking. These statements reflect the Company’s beliefs and expectations as to future events and trends affecting the Company’s business, its results of operations and its financial condition.  These forward-looking statements are based upon the Company’s current expectations concerning future events and discuss, among other things, anticipated future performance and future business plans.  Forward-looking statements are identified by such words and phrases as “anticipates,” “believes,” “could be,” “estimates,” “expects,” “intends,” “plans to,” “will,” and similar expressions.  Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside the control of the Company, which could cause actual results to differ materially from such statements.

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

•                  changes in tax rates, laws and regulations, interest rates, credit availability and ratings;

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

•                  the effects of animal and food-related health issues such as bovine spongiform encephalopathy, also known as BSE or “mad cow” disease, avian influenza, also known as “bird flu,” and foot-and-mouth disease; as well as other health issues affecting trade;

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

The Company’s interest rate swaps are described above in Note 9, “Derivatives and Hedging Activities,” to Condensed Consolidated Financial Statements contained in Part I, Item 1 and Part I, Item 2 -  “Management’s Discussion and Analysis of Results of Operations and Financial Condition–Liquidity and Capital Resources–Derivative Financial Instruments–Interest Rate Swaps” of this Quarterly Report on Form 10-Q.

The Company reduced interest expense $1.9 million and $3.8 million for the quarter and six months ended June 30, 2004, respectively, due to the impact of these interest rate swaps.

At June 30, 2004, the Company had no collars or options outstanding.

The fair value of the Company’s fixed rate debt varies with changes in interest rates.  Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise.  At June 30, 2004, the carrying value of the Company’s total debt, which includes the impact of the interest rate swaps, was $2,278.6 million of which $2,266.1 million was fixed rate debt.  At December 31, 2003, the carrying value of the Company’s total debt, which includes the impact of the interest rate swaps, was $2,280.4 million of which approximately $2,262.2 million was fixed rate debt. The estimated fair value of the Company’s total debt, including the impact of the interest rate swaps, which includes the cost of replacing the Company’s fixed rate debt with borrowings at current market rates, was $2,388.2 million at June 30, 2004 compared with $2,445.3 million at December 31, 2003.  A hypothetical 10% decrease in interest rates would result in an increase in the fair value of the total debt balance at June 30, 2004 of $93.4 million.  These changes in the fair value of the Company’s fixed rate debt do not alter the Company’s obligations to repay the outstanding principal amount of such debt.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily must apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has not been any change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                    Legal Proceedings.

The information set forth in Part I of this Quarterly Report on Form 10-Q in Note 11, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements of the Company is incorporated herein by reference.  See also Part I, Item 3 (“Legal Proceedings”) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Part II, Item 1 (“Legal Proceedings”) of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, and its Current Report on Form 8-K (Date of Report:  June 8, 2004).

Item 2.                    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of the Company’s common stock that the Company repurchased in each month of the quarter ended June 30, 2004, the average price paid per share, the total number of shares purchased as part of publicly announced plans or programs and the maximum number of shares that may yet be purchased under the plans or programs.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2004 through April 30, 2004	313,500	$49.42	311,900	6,034,776
May 1, 2004 through May 31, 2004	385,200	$48.56	383,400	5,651,376
June 1, 2004 through June 30, 2004	250	—	0	5,651,376
Total	698,950	$48.94	695,300	5,651,376

(1)                                  All shares were purchased pursuant to the Company’s publicly announced program (discussed below) except for 1,600, 1,800 and 250 shares of the Company’s common stock repurchased by the Company pursuant to the repurchase option provision of its contingent stock plan during the months of April, May and June 2004, respectively.

(2)                                  The price calculations in this column do not include the above-mentioned shares of the Company’s common stock repurchased by the Company pursuant to the repurchase option provision of its contingent stock plan.  In accordance with the repurchase option, those shares were repurchased at the issue price of the shares, which has always been one dollar per share.

(3)                                  On June 29, 1998, the Company announced that its Board of Directors had authorized the purchase of up to five percent of the Company’s then issued and outstanding capital stock on an as-converted basis.  On April 14, 2000, the Company announced that its Board of Directors had authorized the purchase of up to an additional five percent of the Company’s issued and outstanding capital stock as of March 31, 2000 on an as-converted basis.  On November 3, 2000, the Company announced that its Board of Directors had authorized the purchase of up to an additional five percent of the Company’s issued and outstanding capital stock as of October 31, 2000 on an as-converted basis.  At the time of these authorizations, the Company’s capital stock comprised its common stock and its Series A convertible preferred stock.  Prior to its redemption in July 2003, each share of the Company’s Series A convertible preferred stock was convertible into 0.885 shares of the Company’s common stock.  These authorizations compose a single program, which has no set expiration date.  As of the close of business on June 30, 2004, approximately 16,977,000 shares of the Company’s common stock were authorized to be repurchased under this program, approximately 11,326,000 shares had been repurchased (including preferred shares on an as-converted basis), leaving approximately 5,651,000 shares of common stock authorized for repurchase under the program.

Item 4.                    Submission of Matters to a Vote of Securities Holders.

On May 5, 2004, the Company held its annual meeting of stockholders (the “Annual Meeting”).  At the Annual Meeting the stockholders voted:  (i) to elect the entire Board of Directors of the Company; and (ii) to ratify the selection of KPMG LLP as the Company’s independent auditor for the fiscal year ending December 31, 2004.

The holders of a total of 77,853,525 shares of common stock were present in person or by proxy at the Annual Meeting representing approximately 91.5% of the voting power of the Company entitled to vote at the Annual Meeting.  Each share of common stock was entitled to one vote on each matter before the meeting.

The votes cast on the matters before the Annual Meeting were as set forth below:

		Number of Votes
		In Favor	Withheld

I.	Nominees for Election to Board of Directors:
	Hank Brown	74,374,866	3,478,659
	Michael Chu	74,811,348	3,042,177
	Lawrence R. Codey	73,994,330	3,859,195
	T. J. Dermot Dunphy	74,464,865	3,388,660
	Charles F. Farrell, Jr.	74,878,980	2,974,545
	William V. Hickey	74,494,832	3,358,693
	Kenneth P. Manning	73,993,780	3,859,745
	William J. Marino	75,706,497	2,147,028

II.	Ratification of KPMG LLP as Independent Auditor:
		For	75,807,573
		Against	1,635,728
		Abstentions	410,224
		Broker non-votes	0

Item 6.                                     Exhibits and Reports on Form 8-K.

(a)   Exhibits

Exhibit Number	Description
3.1

Unofficial Composite Amended and Restated Certificate of Incorporation of the Company, as currently in effect.  (Exhibit 3.1 to the Company’s Registration Statement on Form S-3, Registration No. 333-108544, is incorporated herein by reference.)

3.2

Amended and Restated By-Laws of the Company as currently in effect.  (Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12139, is incorporated herein by reference.)

10.1	Amendment, dated April 15, 2004, to the Restricted Stock Plan for Non-Employee Directors of the Company.

31.1	Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated August 6, 2004.

31.2	Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated August 6, 2004.

32.1	Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350, dated August 6, 2004.

32.2	Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated August 6, 2004.

(b)   Reports on Form 8-K

The Company filed or furnished the following reports on Form 8-K during the fiscal quarter for which this Report on Form 10-Q is filed:

Date of Report	Disclosures

April 28, 2004	Under Items 7(c) — “Exhibits” and 12 — “Results of Operations and Financial Condition,” the Company disclosed its financial results for the first quarter of 2004.

June 8, 2004

Under Items 5 – “Other Events and Regulation FD Disclosure” and 7 – “Exhibits,” the Company announced that it had filed a motion with the U.S. District Court for the District of Delaware requesting that the court vacate the July 29, 2002 opinion on the legal standard to be applied relating to the fraudulent transfer claims against the Company in connection with the W.R. Grace bankruptcy proceeding and also announced its intention to hold an investor conference call related thereto.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEALED AIR CORPORATION
(Registrant)

Date: August 6, 2004	By	/s/ Jeffrey S. Warren
Jeffrey S. Warren
Controller
(Duly Authorized Executive Officer and Chief Accounting Officer)