Form 10-Q
period 2004-09-30
SEALED AIR CORP/DE
filed 2004-11-05
CIK 1012100

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
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

There were 83,564,472 shares of the registrant's common stock, par value $0.10 per share, issued and outstanding as of October 31, 2004.

SEALED AIR CORPORATION AND SUBSIDIARIES
Table of Contents

PART I

FINANCIAL INFORMATION

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(In millions, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$944.2	$908.7	$2,781.0	$2,597.1
Cost of sales	658.8	619.8	1,926.7	1,779.2

Gross profit	285.4	288.9	854.3	817.9
Marketing, administrative and development expenses	152.7	144.7	466.6	425.2

Operating profit	132.7	144.2	387.7	392.7
Interest expense	(39.0)	(43.4)	(115.0)	(92.7)
Other income, net	3.3	3.2	9.1	4.8

Earnings before income taxes	97.0	104.0	281.8	304.8
Income taxes	33.2	37.9	96.5	111.3

Net earnings	$63.8	$66.1	$185.3	$193.5

Add: Excess of book value over repurchase price of Series A convertible preferred stock	—	—	—	0.9
Less: Excess of redemption price over book value of Series A convertible preferred stock	—	25.5	—	25.5
Less: Series A convertible preferred stock dividends	—	2.4	—	28.6

Net earnings ascribed to common shareholders	$63.8	$38.2	$185.3	$140.3

Earnings per common share:
Basic	$0.76	$0.45	$2.20	$1.66

Diluted	$0.69	$0.41	$1.98	$1.50

Weighted average number of common shares outstanding:
Basic	83.78	84.87	84.36	84.53

Diluted	92.81	93.92	93.39	93.56

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
(In millions, except share data)
(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$517.3	$365.0
Notes and accounts receivable, net of allowances for doubtful accounts of $17.9 in 2004 and $17.9 in 2003	613.6	615.2
Inventories	406.0	371.2
Other current assets	74.3	76.4

Total current assets	1,611.2	1,427.8

Property and equipment:
Land and buildings	535.1	517.4
Machinery and equipment	1,895.7	1,823.6
Other property and equipment	132.1	131.7
Construction-in-progress	67.8	93.5

	2,630.7	2,566.2
Less accumulated depreciation and amortization	1,627.6	1,523.8

Property and equipment, net	1,003.1	1,042.4

Goodwill	1,944.4	1,939.5
Other assets	287.4	294.4

Total Assets	$4,846.1	$4,704.1

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003 (Continued)
(In millions, except share data)
(Unaudited)

	September 30, 2004	December 31, 2003
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$12.4	$18.2
Current portion of long-term debt	4.0	2.4
Accounts payable	217.2	191.7
Asbestos settlement liability	512.5	512.5
Other current liabilities	390.7	383.4
Income taxes payable	79.0	82.2

Total current liabilities	1,215.8	1,190.4
Long-term debt, less current portion	2,271.9	2,259.8
Deferred income taxes	33.6	34.9
Other liabilities	93.1	95.4

Total Liabilities	3,614.4	3,580.5

Commitments and contingencies (Note 11)
Shareholders' equity:
Common stock, $.10 par value per share. Authorized 400,000,000 shares; issued 85,770,574 shares in 2004 and 85,547,227 shares in 2003	8.6	8.6
Cost of treasury common stock, 2,204,935 shares in 2004 and 461,785 shares in 2003	(103.4)	(19.6)
Common stock reserved for issuance related to asbestos settlement, 9,000,000 shares, $.10 par value per share	0.9	0.9
Additional paid-in capital	1,057.1	1,046.9
Retained earnings	428.9	243.7
Deferred compensation	(18.0)	(16.3)

	1,374.1	1,264.2

Minimum pension liability, net of income taxes	(1.6)	(1.6)
Accumulated translation adjustment	(148.3)	(147.0)
Unrecognized gain on derivative instruments, net of income taxes	7.5	8.0

Accumulated other comprehensive loss	(142.4)	(140.6)

Total Shareholders' Equity	1,231.7	1,123.6

Total Liabilities and Shareholders' Equity	$4,846.1	$4,704.1

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(In millions)
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net earnings	$185.3	$193.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	133.4	129.3
Amortization of senior debt related items and other	2.4	1.8
Deferred tax benefit	(3.8)	(9.3)
Net loss on disposals of property and equipment	0.1	0.4
Changes in operating assets and liabilities:
Notes and accounts receivable	3.1	(15.4)
Inventories	(32.7)	(26.9)
Other current assets	2.8	(14.5)
Other assets	(2.0)	2.7
Accounts payable	25.7	(6.2)
Other current liabilities	2.5	47.7
Other liabilities	(0.9)	11.4

Net cash provided by operating activities	315.9	314.5

Cash flows from investing activities:
Capital expenditures for property and equipment	(77.2)	(76.8)
Proceeds from sales of property and equipment	4.6	1.2
Businesses acquired in purchase transactions and other	(6.5)	(1.5)

Net cash used in investing activities	(79.1)	(77.1)

Cash flows from financing activities:
Proceeds from long-term debt	20.4	1,576.8
Payment of long-term debt	(3.0)	(20.3)
Payment of senior debt issuance costs	—	(19.4)
Dividends paid on preferred stock	—	(41.9)
Purchases of preferred stock	—	(36.7)
Purchases of treasury common stock	(86.2)	—
Redemption of preferred stock	—	(1,298.1)
Termination of treasury lock agreements	—	13.9
Proceeds from stock option exercises	0.7	2.3
Net payment of short-term borrowings	(5.9)	(21.7)

Net cash (used in) provided by financing activities	(74.0)	154.9

Effect of exchange rate changes on cash and cash equivalents	(10.5)	(7.9)

Cash and cash equivalents:
Net change during the period	152.3	384.4
Balance, beginning of period	365.0	126.8

Balance, end of period	$517.3	$511.2

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 — (Continued)
(In millions)
(Unaudited)

	2004	2003
Supplemental Cash Flow Items:
Interest payments, net of amounts capitalized	$106.4	$51.5

Income tax payments	$104.0	$118.2

Non-cash items:
Issuance of shares of common stock to the profit sharing plan	$—	$9.8

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(In millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings	$63.8	$66.1	$185.3	$193.5
Other comprehensive income (loss):
Unrecognized (loss) gain on derivative instruments, net of income tax benefit of $0.1 and $0.3 for the three and nine months ended September 30, 2004, respectively, and income tax benefit of $0.1 and income tax provision of $5.4 for the three and nine months ended September 30, 2003, respectively	(0.1)	—	(0.5)	8.4
Foreign currency translation adjustments	5.3	2.9	(1.3)	32.1

Comprehensive income	$69.0	$69.0	$183.5	$234.0

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003
(Amounts in tables in millions, except per share data)
(Unaudited)

(1)    Basis of Consolidation

        The condensed consolidated financial statements include the accounts of Sealed Air Corporation and its subsidiaries, or the Company. All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the condensed consolidated balance sheet as of September 30, 2004 and the condensed consolidated results of operations for the three and nine months ended September 30, 2004 and 2003 have been made. The results set forth in the condensed consolidated statement of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. All amounts are approximate due to rounding. Where appropriate, prior period amounts have been reclassified to conform to the current year's presentation.

        The condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules, annual footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America or GAAP can be condensed or omitted.

        The Company is responsible for the unaudited condensed consolidated financial statements included in this document. As these are condensed financial statements, they should be read in conjunction with the consolidated financial statements and notes included in the Company's latest Annual Report on Form 10-K and with the information contained in the Company's other publicly-available filings with the SEC.

(2)    Business Segment Information

        Effective January 1, 2004, the Company renamed its two reportable business segments as "Food Packaging" and "Protective Packaging." This change reflects the Company's decision to include its medical films, tubing and connectors, which are used with a wide variety of medical applications, in the segment with its food packaging products. These specialty products had previously been a part of the same segment as the Company's protective packaging products. In addition, commencing as of January 1, 2004, the Company has allocated the expenses related to the implementation of its global information systems to its reportable business segments rather than reflecting them in the unallocated corporate operating expenses.

        Results for the three and nine months ended September 30, 2003 have been adjusted to conform to the 2004 presentation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales
Food Packaging	$583.3	$577.6	$1,716.5	$1,631.7
Protective Packaging	360.9	331.1	1,064.5	965.4

Total	$944.2	$908.7	$2,781.0	$2,597.1

Operating profit
Food Packaging	$78.4	$94.7	$225.7	$251.1
Protective Packaging	54.4	49.6	162.7	142.0

Total	132.8	144.3	388.4	393.1
Unallocated corporate operating expenses	(0.1)	(0.1)	(0.7)	(0.4)

Total	$132.7	$144.2	$387.7	$392.7

Depreciation and amortization
Food Packaging	$29.1	$27.8	$87.0	$83.5
Protective Packaging	15.3	15.1	46.4	45.8

Total	$44.4	$42.9	$133.4	$129.3

        In accordance with Statement of Financial Accounting Standards or SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has allocated all of its goodwill to the corporate level rather than to the individual segments since the Company's management views goodwill as a corporate asset. However, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142, the Company has allocated goodwill to each reportable segment in order to perform its annual impairment review of goodwill, which it does during the fourth quarter of each year. The allocation of goodwill in accordance with SFAS No. 142 as of September 30, 2004 was as follows:

	Balance at Beginning of Period	Goodwill Acquired	Foreign Currency Translation and Other	Balance at End of Period
Food Packaging	$547.2	$—	$3.1	$550.3
Protective Packaging	1,392.3	2.3	(0.5)	1,394.1

Total	$1,939.5	$2.3	$2.6	$1,944.4

(3)    Accounts Receivable Securitization

        At December 31, 2003, the amount available under the Company's accounts receivable securitization program was $60.0 million originated only by Sealed Air Corporation (US). On January 26, 2004, this program became available again for the sale of receivables interests originated by Cryovac, Inc. as well as by Sealed Air Corporation (US), up to the original maximum of $125.0 million.

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

        The receivables program contains financial covenants relating to interest coverage, debt leverage and liquidity. The Company must comply with these covenants to use the facility. The Company was in compliance with these covenants at September 30, 2004.

        The Company has not sold any receivables interests under the receivables program since 2002, and therefore the Company did not remove any related amounts from the consolidated assets reflected on the Company's condensed consolidated balance sheets at September 30, 2004 or December 31, 2003. The receivables program has a scheduled termination date of December 7, 2004.

(4)    Inventories

        At September 30, 2004 and December 31, 2003, the components of inventories by major classification were as follows:

	September 30, 2004	December 31, 2003
Raw materials	$96.1	$88.1
Work in process	92.4	82.1
Finished goods	240.8	223.6

Subtotal	429.3	393.8
Reduction of certain inventories to LIFO basis	(23.3)	(22.6)

Total	$406.0	$371.2

        At September 30, 2004 and December 31, 2003, the Company determined the value of most U.S. inventories by the last-in, first-out, or LIFO, inventory method. The LIFO value of U.S. inventories determined by that method amounted to $140.2 million and $137.3 million at September 30, 2004 and December 31, 2003, respectively. If the Company had used the first-in, first-out or FIFO inventory method, which approximates replacement cost for these inventories, they would have been $23.3 million and $22.6 million higher at September 30, 2004 and December 31, 2003, respectively.

(5)    Income Taxes

        The Company's effective income tax rate was 34.2% and 36.4% for the three months ended September 30, 2004 and 2003, respectively, and 34.2% and 36.5% for the nine months ended September 30, 2004 and 2003, respectively. The decrease in the effective income tax rate in the 2004 periods compared with the 2003 periods was primarily due to improved tax efficiencies resulting from further reorganization of the Company's international subsidiaries. The effective income tax rate for the 2004 periods was slightly lower than the statutory U.S. federal income tax rate primarily due to lower foreign tax rates, partially offset by state income taxes. In the 2003 periods, the rates were higher than the statutory U.S. federal income tax rate primarily due to state income taxes.

(6)    Restructuring and Other Charges

2001 Restructuring and Other Charges

        The Company's restructuring accrual, which arose out of a restructuring undertaken during 2001, amounted to $0.5 million at September 30, 2004 and $0.8 million at December 31, 2003. The restructuring activity through September 30, 2004 and the remaining accrual balance at September 30, 2004 were as follows:

Employee Termination Costs
Restructuring accrual at December 31, 2003	$0.8
Cash payments during 2004	(0.3)

Restructuring accrual at September 30, 2004	$0.5

        The cash outlays during the nine months ended September 30, 2004 were primarily for severance and other personnel-related costs. The Company had completed the 2001 restructuring program as of December 31, 2003. The remaining accrual as of September 30, 2004 is primarily for severance-related costs that are expected to be paid in the remainder of 2004 and in future years.

(7)    Defined Benefit Pension Plans

U.S. Pension Plans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003(1)	2004	2003(1)
Components of Net Periodic Benefit Cost:
Service cost	$0.3	$0.2	$0.8	$0.6
Interest cost	0.4	0.4	1.3	1.2
Expected return on plan assets	(0.5)	(0.4)	(1.6)	(1.3)
Amortization of prior service cost	0.2	0.2	0.6	0.6
Amortization of net actuarial loss	0.1	0.1	0.3	0.4

Net periodic pension cost	$0.5	$0.5	$1.4	$1.5

(1)
Amounts for the three and nine months ended September 30, 2003 have been estimated based upon amounts reported for the year ended December 31, 2003.

        Employer contributions to U.S. defined benefit pension plans during the year ended December 31, 2003 amounted to $1.7 million. The Company currently expects 2004 employer contributions to be at the same level as in 2003.

Non-U.S. Pension Plans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003(1)	2004	2003(1)
Components of Net Periodic Benefit Cost:
Service cost	$1.7	$1.5	$5.2	$4.5
Interest cost	2.6	2.3	7.9	7.0
Expected return on plan assets	(2.9)	(2.5)	(8.7)	(7.5)
Amortization of net actuarial loss	1.4	1.3	4.1	3.9

Net periodic pension cost	$2.8	$2.6	$8.5	$7.9

(1)
Amounts for the three and nine months ended September 30, 2003 have been estimated based upon amounts reported for the year ended December 31, 2003.

        Employer contributions to non-U.S. defined benefit pension plans during the year ended December 31, 2003 amounted to $7.4 million. The Company currently expects 2004 employer contributions for non-U.S. defined benefit plans to be approximately $3.4 million.

(8) Debt

2006 Facility:

        During 2004, the Company has not borrowed under its $350.0 million unsecured multi-currency revolving credit facility that matures in 2006, known as the "2006 facility."

ANZ Facility:

        At September 30, 2004, there were no amounts outstanding under the Company's 170.0 million Australian dollar facility, equivalent to U.S. $122.0 million, known as the "ANZ facility." The credit available under the ANZ facility, which was 175.0 million Australian dollars at December 31, 2003, was reduced to 170.0 million Australian dollars on May 31, 2004, as scheduled under the terms of that facility. During 2004, the Company has not borrowed under the ANZ facility.

Covenants:

        Each issue of the Company's outstanding senior notes and euro notes, the 2006 facility and the ANZ facility impose limitations on the operations of the Company. Some of these limitations restrict liens, sale and leaseback transactions and acquisitions and dispositions. The Company was in compliance with these limitations at September 30, 2004.

Lines of Credit:

        At September 30, 2004, the Company had lines of credit available of $716.8 million, of which $700.9 million were unused. The available lines of credit included committed lines of $472.0 million and uncommitted lines of $244.8 million. These credit lines included amounts available under the 2006 credit facility and the ANZ facility as well as other lines of credit available to various subsidiaries. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

        From July 1, 2004 until receiving a waiver on August 5, 2004, the Company's subsidiaries in Australia and New Zealand that are parties to the ANZ facility agreement could not have drawn on the amounts under the facility because they were temporarily out of compliance with the interest coverage ratio covenant of the facility as a result of an intercompany payment. The non-compliance did not constitute an event of default under the facility.

Senior Notes:

        During the nine months ended September 30, 2004, the Company recorded adjustments to the fair value of the 8.75% Senior Notes due July 2008 and the 5.375% Senior Notes due April 2008 as a result of the Company's interest rate hedging related to these notes (see Note 9).

(9) Derivatives and Hedging Activities

Foreign Currency Forward Contracts:

        The Company is exposed to market risk, such as fluctuations in foreign currency exchange rates. The Company has foreign currency exchange exposure from buying and selling in currencies other than functional currencies. The primary purpose of the Company's foreign currency hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies. At September 30, 2004, the Company was party to foreign currency forward contracts with an aggregate notional amount of $316.8 million maturing through March 2005. These contracts qualified and were designated as cash flow hedges and had original maturities of less than twelve months.

Interest Rate Swaps:

        From time to time, the Company may use interest rate swaps to manage its exposure to fluctuations in interest rates. At September 30, 2004, the Company had interest rate swaps with a total notional amount of $400.0 million that qualify and were designated as fair value hedges. The Company entered into the interest rate swaps in order to effectively convert a portion of the 5.375% Senior

Notes and 8.75% Senior Notes into floating rate debt. At September 30, 2004, the Company recorded the following adjustments to long-term debt:

  •
  an adjustment to record a decrease of $6.3 million in the fair value of the 5.375% Senior Notes due to changes in interest rates and an offsetting increase to other liabilities to record the fair value of the related interest rate swaps; and

  •
  an adjustment to record an increase of $1.7 million in the fair value of the 8.75% Senior Notes due to changes in interest rates and an offsetting increase to other assets to record the fair value of the related interest rate swaps.

        The Company reduced interest expense $1.5 million and $5.4 million for the three and nine months ended September 30, 2004, respectively, due to the impact of these interest rate swaps.

(10) Earnings Per Common Share

        The following table sets forth the reconciliation of the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2004 and 2003:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Basic EPS:
Numerator
Net earnings	$63.76	$66.05	$185.29	$193.52
Less: Excess of redemption price over book value of preferred stock(1)	—	25.45	—	25.45
Add: Excess of book value over repurchase price of preferred stock(2)	—	—	—	0.79
Less: Preferred stock dividends(1)	—	2.40	—	28.61

Net earnings ascribed to common shareholders—basic	$63.76	$38.20	$185.29	$140.25

Denominator
Weighted average common shares outstanding—basic	83.78	84.87	84.36	84.53

Basic earnings per common share	$0.76	$0.45	$2.20	$1.66

Diluted EPS:
Numerator
Net earnings ascribed to common shareholders—basic and diluted	$63.76	$38.20	$185.29	$140.25

Denominator
Weighted average common shares outstanding—basic	83.78	84.87	84.36	84.53
Effect of assumed issuance of asbestos settlement shares	9.00	9.00	9.00	9.00
Effect of assumed exercise of options	0.03	0.05	0.03	0.03

Weighted average common shares outstanding—diluted(3)	92.81	93.92	93.39	93.56

Diluted earnings per common share	$0.69	$0.41	$1.98	$1.50

(1)
On July 18, 2003, the Company redeemed all of its outstanding shares of Series A convertible preferred stock at a redemption price of $51.00 per share and paid dividends accrued thereon from July 1, 2003 through July 17, 2003 in the aggregate amount of $2.40 million. The $51.00 per share redemption price included a $1.00 per share premium amounting to $25.45 million in the aggregate.

(2)
The basic earnings per common share calculation for the nine months ended September 30, 2003 includes a $0.01 per share gain attributable to the repurchase of preferred stock. There were no such gains recognized for the three months ended September 30, 2003 and the three and nine months ended September 30, 2004, since all shares of outstanding preferred stock were redeemed on July 18, 2003 (see Note 1 above).

(3)
In calculating diluted earnings per common share, the weighted average number of common shares for the three and nine months ended September 30, 2004 and 2003 assumes the issuance of nine million shares of common stock reserved for the Company's previously announced asbestos settlement, which is discussed in Note 11, and the exercise of dilutive stock options, net of assumed treasury stock repurchases.

        See Note 12 for a pro forma presentation of diluted earnings per common share for the three and nine months ended September 30, 2004 and 2003 assuming the retroactive application of Emerging Issues Task Force, known as the EITF, Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share."

(11) Commitments and Contingencies

Asbestos Settlement and Related Costs:

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

        On June 8, 2004, the Company filed a motion with the U.S. District Court for the District of Delaware, where the W. R. Grace bankruptcy proceeding is pending, requesting that the court vacate the July 2002 interim ruling on the legal standards to be applied relating to the fraudulent transfer claims against the Company. The Company is not challenging the November 10, 2003 settlement agreement, which the parties have jointly presented to the court for approval. The motion was filed as a protective measure in the event that the settlement agreement is ultimately not approved or implemented; however, the Company still expects that the settlement agreement will become effective upon the court's approval and W. R. Grace's emergence from bankruptcy with a plan of reorganization that is consistent with the terms of the settlement.

Cryovac Transaction; Contingencies Related to the Cryovac Transaction:

        On March 31, 1998, the Company completed a multi-step transaction that brought the Cryovac packaging business and the former Sealed Air Corporation's business under the common ownership of the Company. The Company described the Cryovac transaction, contingencies related to the Cryovac transaction, and the case of Senn v. Hickey, et al. filed in United States District Court for the District of New Jersey (Case No. 03-CV-4372) in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. On June 29, 2004, the court granted plaintiff Miles Senn's motion for appointment as lead plaintiff and for approval of his choice of lead counsel. On July 14, 2004, the plaintiff's counsel informed the Company that the plaintiff intended to file an amended complaint. The amended complaint has yet to be filed.

(12) New Accounting Pronouncements

        The EITF reached a consensus on EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." EITF Issue No. 04-08 would require that the dilutive effect of contingently convertible debt, such as the Company's 3% Convertible Senior Notes, must be included in dilutive earnings per common share regardless of whether the contingency permitting holders to convert the debt into shares of common stock had been satisfied. EITF Issue No. 04-08 would be applied on a retroactive basis and would require restatement of prior periods presented during which the contingently convertible debt instrument was outstanding. EITF Issue No. 04-08 is expected to be effective for reporting periods ending after December 15, 2004.

        The following table sets forth the pro forma presentation of diluted earnings per common share computations for the three and nine months ended September 30, 2004 and 2003 assuming the retroactive application of EITF Issue No. 04-08:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Diluted EPS:
Numerator
As reported (see Note 10)	$63.76	$38.20	$185.29	$140.25
Interest on 3% Convertible Senior Notes, net of income taxes	1.96	1.96	5.86	1.96

Pro forma net earnings ascribed to common shareholders—diluted	$65.72	$40.16	$191.15	$142.21

Denominator
As reported (see Note 10)	92.81	93.92	93.39	93.56
Assumed conversion of 3% Convertible Senior Notes	6.16	6.16	6.16	2.06

Pro forma weighted average common shares outstanding—diluted	98.97	100.08	99.55	95.62

Diluted earnings per common share
As reported (see Note 10)	$0.69	$0.41	$1.98	$1.50

Pro forma diluted earnings per common share	$0.66	$0.40	$1.92	$1.49

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

(13) Subsequent Events

2004 Restructuring and Other Charges:

        On October 27, 2004, the Company announced a series of separate profit improvement plans in various geographic regions in order to complement the Company's long-term growth programs and financial goals and to improve the Company's operating efficiencies and lower its overall cost structure. These plans will principally reduce the number of employees and consolidate or relocate operations in both of the Company's reportable business segments. The Company expects to incur aggregate pre-tax restructuring charges ranging from approximately $10.0 million to $15.0 million during the fourth quarter of 2004, of which approximately $9.0 million to $14.0 million will be charges for employee termination costs and approximately $1.0 million will be other charges. The Company will also incur approximately $1.0 million to $2.0 million after 2004 to relocate assets from one site to another.

Debt Redemption:

        On October 27, 2004, the Company exercised its right to redeem the entire outstanding aggregate principal amount, approximately $177.5 million, of its 8.75% Senior Notes due July 1, 2008. The Company had issued the senior notes on June 26, 2001 under Rule 144A and Regulation S of the Securities Act of 1933. The redemption will be effective on November 26, 2004. The redemption price will be equal to the greater of (i) 100% of the principal amount of the senior notes and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the senior notes from the redemption date to the maturity date thereof, discounted, in either case, to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate (as such term is defined in the indenture governing the senior notes) plus 50 basis points, plus any interest accrued but not paid to the redemption date. The treasury rate is to be calculated by an independent investment banker three business days preceding the redemption date. Based on the current treasury rate of 3.0%, the total cost of redemption would be approximately $210.0 million, payable on the redemption date. The annual interest expense on the face amount of the debt to be redeemed is approximately $15.5 million.

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

Introduction

        Highlights for the Company's third quarter and first nine months of 2004 compared with the corresponding 2003 periods were:

	For the Third Quarter of			For the First Nine Months of
(dollars in millions)	2004	2003	% Change	2004	2003	% Change
U.S.	$465.5	$485.0	(4.0)%	$1,371.5	$1,375.2	(0.3)%
% of total net sales	49.3%	53.4%		49.3%	53.0%
International	478.7	423.7	13.0%	1,409.5	1,221.9	15.4%
% of total net sales	50.7%	46.6%		50.7%	47.0%

Total net sales	$944.2	$908.7	3.9%	$2,781.0	$2,597.1	7.1%

Gross profit	$285.4	$288.9	(1.2)%	$854.3	$817.9	4.5%
% of total net sales	30.2%	31.8%		30.7%	31.5%
Marketing, administrative and development expenses	$152.7	$144.7	5.5%	$466.6	$425.2	9.7%
% of total net sales	16.2%	15.9%		16.8%	16.4%
Operating profit	$132.7	$144.2	(8.0)%	$387.7	$392.7	(1.3)%
% of total net sales	14.1%	15.9%		13.9%	15.1%

        Effective January 1, 2004, the Company renamed its two reportable business segments "Food Packaging" and "Protective Packaging." This change reflects the Company's decision to include its medical films, tubing and connectors, which are used with a wide variety of medical applications, in the segment with its food packaging products. These specialty products had previously been a part of the same segment as the Company's protective packaging products. Results for the third quarter and first nine months of 2003 have been restated to conform to the 2004 presentation.

        For the quarter and nine months ended September 30, 2004, the Company included the amortization of capitalized senior debt issuance costs in interest expense. Previously, the amortization expense was included in administrative expenses. Prior periods have been adjusted to conform to the 2004 presentation.

Net Sales

        Net sales for the third quarter of 2004 increased 4% to $944.2 million compared with $908.7 million in the third quarter of 2003. The components of the increase in net sales for the third quarter were as follows (dollars in millions):

	Food Packaging Segment		Protective Packaging Segment		Total Company
Volume—Units	(1.1)%	$(6.2)	4.7%	$15.6	1.0%	$9.4
Volume—Acquired Businesses	—	0.3	0.7	2.2	0.3	2.5
Price/Mix	(1.0)	(6.3)	0.9	3.2	(0.3)	(3.1)
Foreign Currency Translation	3.1	17.9	2.7	8.8	2.9	26.7

Total	1.0%	$5.7	9.0%	$29.8	3.9%	$35.5

        Net sales for the first nine months of 2004 increased 7% to $2,781.0 million compared with $2,597.1 million in the first nine months of 2003. The components of the increase in net sales for the first nine months were as follows (dollars in millions):

	Food Packaging Segment		Protective Packaging Segment		Total Company
Volume—Units	0.1%	$1.7	5.8%	$56.2	2.2%	$57.9
Volume—Acquired Businesses	0.1	1.5	0.3	2.7	0.2	4.2
Price/Mix	(0.2)	(2.8)	0.2	1.9	—	(0.9)
Foreign Currency Translation	5.2	84.4	4.0	38.3	4.7	122.7

Total	5.2%	$84.8	10.3%	$99.1	7.1%	$183.9

        Foreign currency translation had a favorable impact on net sales of $26.7 million in the third quarter of 2004 and $122.7 million in the first nine months of 2004. Excluding the positive effect of foreign currency translation, net sales would have increased 1% compared with the third quarter of 2003 and 2% compared with the first nine months of 2003. The favorable foreign currency translation impact on net sales in the third quarter and first nine months of 2004 was primarily due to the strengthening of foreign currencies in Europe and the Asia Pacific region against the U.S. dollar.

        Net sales of the Company's food packaging segment, which consists primarily of the Company's Cryovac® food packaging products, constituted 62% of net sales in the third quarter and first nine months of 2004, 64% in the third quarter of 2003 and 63% in the first nine months of 2003.

        Net sales of the Company's protective packaging segment, which includes the aggregation of the Company's protective packaging products and shrink packaging products, all of which are used principally for non-food packaging applications, constituted the balance of net sales.

Food Packaging Segment Sales

        Net sales of food packaging products increased 1% in the third quarter of 2004 to $583.3 million compared with $577.6 million in the third quarter of 2003. Overall, unit volumes decreased in the third quarter of 2004 compared with 2003 due to lower unit volumes in the U.S., which were partially offset by increases in Latin America and Asia Pacific. Food packaging sales were adversely affected by import restrictions imposed by several countries on U.S. beef products and weaker domestic demand. Foreign currency translation had a favorable impact of $17.9 million in the third quarter of 2004. Excluding the positive foreign currency translation effect, net sales would have decreased 2% due to the continued import restrictions on U.S. beef products, which adversely affected the sales of food packaging products to the Company's customers that process U.S. beef for export, and weaker domestic demand.

        In late October 2004, the Japanese government announced a provisional agreement to allow the shipment of beef from U.S. cattle twenty months of age or younger, and the Taiwanese government agreed in principle to resume imports of U.S. beef and beef products. The Company cannot predict when these countries will implement those plans or whether the demand for U.S. beef and beef products will return to previous levels.

        Net sales of food packaging products increased 5% in the first nine months of 2004 to $1,716.5 million compared with $1,631.7 million in the first nine months of 2003. Unit volumes were flat in the first nine months of 2004 compared with 2003 as increases in Latin America and Asia Pacific, were offset by a decrease in unit volumes in the U.S. due to the import restrictions and weaker domestic demand as noted above. Foreign currency translation had a favorable impact on this segment of $84.4 million in the first nine months of 2004. Excluding the positive foreign currency translation effect, net sales for this segment would have remained flat.

Protective Packaging Segment Sales

        Net sales of protective packaging products increased 9% in the third quarter of 2004 to $360.9 million compared with $331.1 million in the third quarter of 2003. Unit volumes increased in the third quarter of 2004 compared with 2003 in all regions of the world, with the U.S. and Europe having the primary impact. Foreign currency translation had a favorable impact of $8.8 million in the third quarter of 2004. Excluding the positive foreign currency translation effect, net sales would have increased 6%.

        Net sales of protective packaging products increased 10% in the first nine months of 2004 to $1,064.5 million compared with $965.4 million in the first nine months of 2003. Unit volumes increased in the first nine months of 2004 compared with 2003 in all regions of the world, with the U.S. and Europe having the primary impact. Foreign currency translation had a favorable impact of $38.3 million in the first nine months of 2004. Excluding the positive foreign currency translation effect, net sales would have increased 6%.

Sales by Geographic Region

        The components of the increase in net sales by geographic region for the third quarter of 2004 compared with the third quarter of 2003 were as follows (dollars in millions):

	U.S.		International		Total Company
Volume—Units	(3.6)%	$(17.7)	6.4%	$27.1	1.0%	$9.4
Volume—Acquired Businesses	—	0.2	0.5	2.3	0.3	2.5
Price/Mix	(0.4)	(2.0)	(0.2)	(1.1)	(0.3)	(3.1)
Foreign Currency Translation	—	—	6.3	26.7	2.9	26.7

Total	(4.0)%	$(19.5)	13.0%	$55.0	3.9%	$35.5

        Net sales from operations in the United States represented 49% of net sales in the third quarter of 2004 and 53% in the third quarter of 2003. Net sales from U.S. operations decreased 4% in the third quarter of 2004 to $465.5 million compared with $485.0 million in the third quarter of 2003. Net sales from international operations increased 13% in the third quarter of 2004 to $478.7 million compared with $423.7 million for the third quarter of 2003. Excluding the $26.7 million favorable foreign currency translation effect, international net sales would have increased 7% compared with the third quarter of 2003.

        The components of the increase in net sales by geographic region for the first nine months of 2004 compared with the first nine months of 2003 were as follows (dollars in millions):

	U.S.		International		Total Company
Volume—Units	(1.0)%	$(13.7)	5.9%	$71.6	2.2%	$57.9
Volume—Acquired Businesses	0.1	0.7	0.3	3.5	0.2	4.2
Price/Mix	0.6	9.3	(0.8)	(10.2)	—	(0.9)
Foreign Currency Translation	—	—	10.0	122.7	4.7	122.7

Total	(0.3)%	$(3.7)	15.4%	$187.6	7.1%	$183.9

        Net sales from operations in the United States represented 49% of net sales in the first nine months of 2004 and 53% in the first nine months of 2003. Net sales from U.S. operations remained flat in the first nine months of 2004 at $1,371.5 million compared with $1,375.2 million in the first nine months of 2003. Net sales from international operations increased 15% in the first nine months of 2004 to $1,409.5 million compared with $1,221.9 million for the first nine months of 2003. Excluding the $122.7 million favorable foreign currency translation effect, international net sales would have increased 5% compared with the first nine months of 2003.

Costs and Margins

        Gross profit was $285.4 million or 30.2% of net sales and $854.3 million or 30.7% of net sales in the third quarter and first nine months of 2004, respectively, compared with $288.9 million or 31.8% of net sales and $817.9 million or 31.5% of net sales in the third quarter and first nine months of 2003, respectively. The decrease as a percentage of net sales in the third quarter and first nine months of 2004 compared with the 2003 periods was due to an increase in some petrochemical-related raw material costs and an unfavorable shift in product price/mix in the food packaging segment. In addition, gross profit for the first nine months of 2004 compared with 2003 was impacted by the start-up costs for new manufacturing facilities in Arkansas, South Carolina and Hungary during 2004.

        Marketing, administrative and development expenses increased 6% in the third quarter of 2004 to $152.7 million compared with $144.7 million in the third quarter of 2003 and increased 10% in the first nine months of 2004 to $466.6 million compared with $425.2 million in the first nine months of 2003. The increase in these expenses in the third quarter and first nine months of 2004 compared with the 2003 periods was due primarily to the effects of foreign currency translation, expenses associated with the upgrade of the Company's information technology platform, and expenses to support the higher volume of net sales. In addition, research and development-related projects contributed to the increase in the first nine months of 2004 compared with 2003. As a percentage of net sales, marketing, administrative and development expenses were 16.2% and 15.9% of net sales in the third quarters of 2004 and 2003, respectively, and 16.8% and 16.4% in the first nine months of 2004 and 2003, respectively.

Operating Profit

        Operating profit decreased 8% in the third quarter of 2004 to $132.7 million compared with the third quarter of 2003 and decreased 1% in the first nine months of 2004 to $387.7 million compared with $392.7 million in the first nine months of 2003. These results for the 2004 periods compared with the 2003 periods occurred primarily due to the reasons described in "Costs and Margins" above. As a percentage of net sales, operating profit was 14.1% and 15.9% in the third quarters of 2004 and 2003, respectively, and 13.9% and 15.1% in the first nine months of 2004 and 2003, respectively.

        Operating profit by business segment for the 2004 and 2003 periods was as follows (dollars in millions):

	For the Third Quarter of		For the First Nine Months of
	2004	2003	2004	2003
Food Packaging Segment	$78.4	$94.7	$225.7	$251.1
Protective Packaging Segment	54.4	49.6	162.7	142.0

Total segments	132.8	144.3	388.4	393.1
Unallocated corporate operating expenses	(0.1)	(0.1)	(0.7)	(0.4)

Total	$132.7	$144.2	$387.7	$392.7

        The food packaging segment contributed 59% and 66% of the Company's operating profit in the third quarters of 2004 and 2003, respectively, and 58% and 64% in the first nine months of 2004 and 2003, respectively, before taking into consideration unallocated corporate operating expenses. The decrease in the food packaging segment's operating profit was due to an unfavorable shift in product price/mix due to continuing import restrictions on U.S. beef products, weaker domestic demand and higher raw material costs. Although the protective packaging segment was also impacted by higher raw materials costs, operating profit increased for the protective packaging segment in 2004 due to higher unit volumes, benefits from ongoing productivity initiatives and price increases implemented to help offset rising raw material costs.

Interest Expense and Other Income, net

        Interest expense decreased to $39.0 million compared with $43.4 million in the third quarter of 2003 and increased to $115.0 million in the first nine months of 2004 compared with $92.7 million in the first nine months of 2003. The change in the third quarter was primarily due to a decrease of $3.3 million of interest expense related to the repurchase of $172.5 million face amount of senior notes in December 2003.

        The increase in interest expense for the first nine months of 2004 compared with 2003 was primarily due to the following:

  •
  $33.3 million of interest expense in the first nine months of 2004, which includes the amortization of capitalized senior debt issuance costs, bond discount and terminated treasury locks, due to the Company's issuance of approximately $1.3 billion of senior notes and convertible senior notes in July 2003, the proceeds of which were used to redeem outstanding shares of the Company's Series A convertible preferred stock, partially offset by:

  •
  a decrease of $12.6 million of interest expense due to the December 2003 debt repurchase noted above.

        Other income, net, was $3.3 million in the third quarter of 2004 compared with $3.2 million in the third quarter of 2003 and $9.1 million in the first nine months of 2004 compared with $4.8 million in the first nine months of 2003. The increase in other income, net, for the first nine months of 2004 was due to a variety of items, including: an increase in interest income of $0.9 million; and a decrease in legal and related fees for asbestos-related and other legal matters of $1.2 million, as the Company had legal and related fees for asbestos-related and other legal matters of $1.3 million in 2004 compared with $2.5 million in 2003; partially offset by an increase in net losses from foreign exchange transactions of $1.4 million. The Company had a net loss from foreign exchange in 2004 of $2.0 million compared with a net loss from foreign exchange in 2003 of $0.6 million.

Income Taxes

        The Company's effective income tax rate was 34.2% and 36.4% for the third quarters of 2004 and 2003, respectively, and 34.2% and 36.5% for the first nine months of 2004 and 2003, respectively. The decrease in the effective income tax rate in the 2004 periods compared with the 2003 periods was primarily due to improved tax efficiencies resulting from further reorganization of the Company's international subsidiaries. The effective income tax rate for the 2004 periods was slightly lower than the statutory U.S. federal income tax rate primarily due to lower foreign tax rates, partially offset by state income taxes. In the 2003 periods, the rates were higher than the statutory U.S. federal income tax rate primarily due to state income taxes.

Net Earnings

        As a result of the factors noted above, net earnings were $63.8 million in the third quarter of 2004 compared with $66.1 million in the third quarter of 2003 and $185.3 million in the first nine months of 2004 compared with $193.5 million in the first nine months of 2003.

        Basic and diluted earnings per common share were $0.76 and $0.69, respectively, for the third quarter of 2004 compared with basic and diluted earnings per common share of $0.45 and $0.41, respectively, for the third quarter of 2003. Basic and diluted earnings per common share were $2.20 and $1.98, respectively, for the first nine months of 2004 compared with basic and diluted earnings per common share of $1.66 and $1.50, respectively, for the first nine months of 2003. The diluted earnings per common share for the third quarter and first nine months of 2003 includes a $0.27 per common share charge related to the Company's redemption of all of its outstanding shares of Series A convertible preferred stock at a price of $51.00 per share. The Company also paid dividends accrued thereon from July 1, 2003 through July 17, 2003 in the aggregate amount of $2.40 million. The $51.00 per share redemption price included a $1.00 per share premium amounting to $25.45 million in the aggregate.

        The basic earnings per common share calculation for the nine months ended September 30, 2003 includes a $0.01 per share gain attributable to the repurchase of preferred stock. The Company did not recognize any such gains for the quarter ended September 30, 2003 and for the quarter and nine months ended September 30, 2004, since it had redeemed all shares of outstanding preferred stock during the third quarter of 2003.

        In calculating diluted earnings per common share, the weighted average number of common shares for the quarters and nine months ended September 30, 2004 and 2003 assumes the issuance of nine million shares of common stock reserved for the Company's previously announced asbestos settlement and the exercise of dilutive stock options, net of assumed treasury stock repurchases.

Restructuring

        On October 27, 2004, the Company announced a series of separate profit improvement plans in various geographic regions in order to complement the Company's long-term growth programs and financial goals and to improve the Company's operating efficiencies and lower its overall cost structure. These plans will principally reduce the number of employees and consolidate or relocate operations in both of the Company's reportable business segments. The Company expects to incur aggregate pre-tax restructuring charges ranging from approximately $10.0 million to $15.0 million during the fourth quarter of 2004, of which approximately $9.0 million to $14.0 million will be charges for employee termination costs and approximately $1.0 million will be other charges. The Company will also incur approximately $1.0 million to $2.0 million after 2004 to relocate assets from one site to another. The Company anticipates that it will make cash expenditures totaling approximately $10.0 million to $16.0 million starting in the fourth quarter of 2004 through the second quarter of 2006.

Liquidity and Capital Resources

        The information in this section sets forth material changes in and updates of material information contained in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Results of Operations and Financial Condition set forth in Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and should be read in conjunction with that discussion. Accordingly, the discussion that follows contains:

  •
  an updated description of the Company's material commitments and contingencies;

  •
  an updated description of the Company's principal sources of liquidity;

  •
  an updated description of the Company's outstanding indebtedness;

  •
  an analysis of the Company's historical cash flows for the nine months ended September 30, 2004;

  •
  an updated description of the Company's derivative financial instruments;

  •
  a description of changes in the Company's shareholders' equity for the nine months ended September 30, 2004; and

  •
  references to descriptions of recently issued accounting standards.

Material Commitments and Contingencies

Asbestos Settlement and Related Costs

        The Company recorded a charge of $850.1 million in the fourth quarter of 2002, of which $512.5 million covers a cash payment that the Company is required to make upon the effectiveness of a plan of reorganization in the bankruptcy of W. R. Grace & Co. The Company did not use any cash in the first nine months of 2004 with respect to this liability, and the Company currently cannot predict when it will be required to make this cash payment. The Company currently expects to fund this payment either by using accumulated cash and future cash flows from operations, proceeds of future financings or a combination of these alternatives. The cash payment of $512.5 million accrues interest at a 5.5% annual rate from December 21, 2002 to the date of payment. The Company has recorded this accrued interest in other current liabilities in the consolidated balance sheets and such amounts were $51.4 million and $29.0 million at September 30, 2004 and December 31, 2003, respectively.

Cryovac Transaction; Contingencies Related to the Cryovac Transaction

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, "Commitments and Contingencies," of the Notes to the Condensed Consolidated Financial Statements is incorporated herein by reference.

Principal Sources of Liquidity

        The Company's principal sources of liquidity are accumulated cash, cash flows from operations, amounts available under its existing lines of credit and accounts receivable securitization program. Other than as described below with respect to the Company's accounts receivable securitization program, its 170.0 million Australian dollar facility and an increase of $152.3 million in cash and cash equivalents discussed below under "Changes in Working Capital," there were no material changes to the Company's liquidity sources in the first nine months of 2004. Prospectively, the Company's redemption of its 8.75% Senior Notes due 2008, described below, will have an impact on its future liquidity.

Accounts Receivable Facility

        At December 31, 2003, the amount available under the Company's accounts receivable securitization program was $60.0 million originated only by Sealed Air Corporation (US). On January 26, 2004, this program became available again for the sale of receivables interests originated by Cryovac, Inc. as well as by Sealed Air Corporation (US), up to the original maximum of $125.0 million.

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

        The receivables program contains financial covenants relating to interest coverage, debt leverage and liquidity. The Company must comply with these covenants to use the facility. The Company was in compliance with these covenants at September 30, 2004.

        The Company has not sold any receivables interests under the receivables program since 2002, and therefore the Company did not remove any related amounts from the consolidated assets reflected on the Company's consolidated balance sheets at September 30, 2004 or December 31, 2003. The receivables program has a scheduled termination date of December 7, 2004. The Company is considering renewing the receivables program and has held discussions with the other parties to the program regarding proposed terms of a renewal program. The Company has not yet made a commitment to renew the program.

Outstanding Indebtedness

        At September 30, 2004 and at December 31, 2003, the Company's total debt outstanding consisted of the amounts set forth on the following table (dollars in millions):

	September 30, 2004	December 31, 2003
Short-term borrowings and current portion of long-term debt:
Short-term borrowings	$12.4	$18.2
Current portion of long-term debt	4.0	2.4

Total current debt	16.4	20.6

Long-term debt, less current portion:
5.625% Euro Notes due July 2006, less unamortized discount of $0.5 in 2004 and $0.7 in 2003(1)	246.2	248.0
8.75% Senior Notes due July 2008, less (plus) unamortized discount and fair value adjustment of $(1.9) in 2004 and $(4.0) in 2003	179.4	181.5
6.95% Senior Notes due May 2009, less unamortized discount of $1.0 in 2004 and $1.1 in 2003	249.0	248.9
5.375% Senior Notes due April 2008, less unamortized discount and fair value adjustment of $7.5 in 2004 and 2003	292.5	292.5
5.625% Senior Notes due July 2013, less unamortized discount of $1.2 in 2004 and $1.3 in 2003	398.8	398.7
6.875% Senior Notes due July 2033, less unamortized discount of $1.6 in 2004 and 2003	448.4	448.4
3% Convertible Senior Notes due June 2033	431.3	431.3
Other	26.3	10.5

Total long-term debt, less current portion	2,271.9	2,259.8

Total debt	$2,288.3	$2,280.4

(1)
At September 30, 2004, the carrying value of the euro notes decreased approximately $1.9 million from December 31, 2003 primarily as a result of the weakening of the euro compared with the U.S. dollar.

Debt Redemption

        On October 27, 2004, the Company exercised its right to redeem the entire outstanding aggregate principal amount, approximately $177.5 million, of its 8.75% Senior Notes due July 1, 2008. The Company had issued the senior notes on June 26, 2001 under Rule 144A and Regulation S of the Securities Act of 1933. The redemption will be effective on November 26, 2004. The redemption price will be equal to the greater of (i) 100% of the principal amount of the senior notes and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the senior notes from the redemption date to the maturity date thereof, discounted, in either case, to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate (as such term is defined in the indenture governing the senior notes) plus 50 basis points, plus any interest accrued but not paid to the redemption date. The treasury rate is to be calculated by an independent investment banker three business days preceding the redemption date. Based on the current treasury rate of 3.0%, the total cost of redemption would be approximately $210.0 million, payable on the redemption date. The Company expects that the redemption will result in a net after-tax charge to the Company's earnings of approximately $0.18 to $0.20 per share in the fourth quarter of

2004. The annual interest expense on the face amount of the debt to be redeemed is approximately $15.5 million.

2006 Facility

        During 2004, the Company has not borrowed under its $350.0 million unsecured multi-currency revolving credit facility that matures in 2006, known as the "2006 facility."

ANZ Facility

        At September 30, 2004, there were no amounts outstanding under the Company's 170.0 million Australian dollar facility, equivalent to U.S. $122.0 million, known as the "ANZ facility." The credit available under the ANZ facility, which was 175.0 million Australian dollars at December 31, 2003, was reduced to 170.0 million Australian dollars on May 31, 2004, as scheduled under the terms of that facility. During 2004, the Company has not borrowed under the ANZ facility.

Covenants

        Each issue of the Company's outstanding senior notes and euro notes, the 2006 facility and the ANZ facility impose limitations on the operations of the Company. Some of these limitations restrict liens, sale and leaseback transactions and acquisitions and dispositions. The Company was in compliance with these limitations at September 30, 2004.

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

Lines of Credit

        At September 30, 2004, the Company had lines of credit available of $716.8 million, of which $700.9 million were unused. The available lines of credit included committed lines of $472.0 million and uncommitted lines of $244.8 million. These credit lines included amounts available under the 2006 credit facility and the ANZ facility as well as other lines of credit available to various subsidiaries. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

        From July 1, 2004 until receiving a waiver on August 5, 2004, the Company's subsidiaries in Australia and New Zealand that are parties to the ANZ facility agreement could not have drawn on the amounts under the facility because they were temporarily out of compliance with the interest coverage ratio covenant of the facility as a result of an intercompany payment. The non-compliance did not constitute an event of default under the facility.

Analysis of Historical Cash Flows

Net Cash Provided by Operating Activities

        Net cash provided by operating activities was $315.9 million for the first nine months of 2004 and $314.5 million for the first nine months of 2003. The increase in 2004 was primarily due to changes in operating assets and liabilities in the ordinary course of business, as discussed below under "Changes in Working Capital."

Net Cash Used in Investing Activities

        Net cash used in investing activities amounted to $79.1 million for the first nine months of 2004 compared with $77.1 million for the first nine months of 2003. In each period, investing activities consisted primarily of capital expenditures, which amounted to $77.2 million in 2004 and $76.8 million in 2003. The Company currently anticipates that capital expenditures for the year ending December 31, 2004 will be approximately $100.0 million, which is below the previously disclosed range of $125 million to $150 million. The Company's projection of capital expenditures for 2004 is based upon its capital expenditure budget for 2004, its capital expenditures to date during 2004, the status of approved but not yet completed capital projects, anticipated future projects and historical spending trends.

Net Cash (Used in) Provided by Financing Activities

        Net cash used in financing activities amounted to $74.0 million for the first nine months of 2004 compared with net cash provided by financing activities of $154.9 million for the first nine months of 2003. The change in financing activities in 2004 was primarily due to the following:

  •
  net proceeds from debt of $11.5 million compared with $1,515.4 million (net of initial purchasers' discounts, unamortized bond discount and other offering expenses) in 2003. The 2003 net proceeds were primarily due to the following debt issuances:

  •
  $296.1 million from the issuance of the 5.375% Senior Notes in April 2003; and

  •
  $1,261.1 million from the issuance of the 5.625% Senior Notes, the 6.875% Senior Notes and the 3% Convertible Senior Notes in July 2003.

  •
  net cash used of $86.2 million during the first nine months of 2004 to repurchase shares of the Company's common stock, compared with $36.7 million to repurchase shares of the Company's Series A convertible preferred stock during the first nine months of 2003.

  •
  proceeds of $13.9 million from the termination of treasury locks during the first nine months of 2003;

        partially offset by:

  •
  cash used of $1,298.1 million in 2003 due to the Company's redemption of all of its outstanding shares of Series A convertible preferred stock on July 18, 2003.

  •
  payment of dividends on the Company's outstanding Series A convertible preferred stock amounting to $41.9 million which included $2.4 million of dividends accrued from July 1, 2003 through July 17, 2003 relating to the preferred stock redemption; the Company redeemed all of its outstanding preferred stock in July 2003 and therefore did not pay any preferred stock dividends in the 2004 period.

Repurchases of Capital Stock

        During the first nine months of 2004, the Company repurchased 1,781,000 shares of its common stock, par value $0.10 per share, in open market purchases at a cost of $86.2 million. The average price per share of these common stock repurchases in the first nine months of 2004 was $48.38. During the first nine months of 2003, the Company repurchased 750,600 shares of its Series A convertible preferred stock at a cost of $36.7 million. The average price per share of these Series A convertible preferred stock repurchases in the first nine months of 2003 was $48.94.

        The Company made the share repurchases described above under a program previously adopted by the Company's Board of Directors. The share repurchase program authorizes the repurchase of up to approximately 16,977,000 shares of common stock (which included Series A convertible preferred stock on an as-converted basis prior to its redemption). As of September 30, 2004, the Company had repurchased approximately 11,897,000 shares of common stock on an as-converted basis, and approximately 5,080,000 shares of common stock remained authorized for repurchase.

        As discussed above in "Net Earnings," on July 18, 2003 the Company redeemed all of its outstanding shares of Series A convertible preferred stock.

Changes in Working Capital

        At September 30, 2004, working capital was $395.4 million compared with $237.4 million at December 31, 2003. The increase in the Company's working capital during the first nine months of 2004 arose primarily from the following changes in the ordinary course of business:

  •
  increase in cash and cash equivalents of $152.3 million primarily due to cash flows generated from operations;

  •
  increase of $34.8 million in inventories, primarily due to increased petrochemical-based raw material costs since December 31, 2003, as well as quantity increases in the ordinary course of business;

  •
  decrease of $6.3 million due to the timing of payments related to payroll-related costs (such as the Company's contribution to its profit sharing plan and other payroll-related expenses); and

  •
  decrease of $5.8 million in short-term borrowings primarily due to net repayments;

        partially offset by:

  •
  increase of $25.5 million in accounts payable due to the timing of payments to vendors and the increased levels of inventory; and

  •
  increase in accrued interest of $10.8 million primarily due to additional accrued interest of $22.4 million due to the asbestos settlement liability, partially offset by a decrease of $11.3 million due to the timing of interest payments related to long-term debt outstanding.

Current and Quick Ratios

        The ratio of current assets to current liabilities, known as the current ratio, was 1.3 at September 30, 2004 and 1.2 at December 31, 2003. The ratio of current assets less inventory to current liabilities, known as the quick ratio, was 1.0 at September 30, 2004 and 0.9 at December 31, 2003.

Derivative Financial Instruments

Interest Rate Swaps

        At September 30, 2004, the Company had interest rate swaps with a total notional amount of $400.0 million that qualify and were designated as fair value hedges. The Company entered into the interest rate swaps in order to effectively convert a portion of the 5.375% Senior Notes and 8.75% Senior Notes into floating rate debt.

        At September 30, 2004, the Company recorded the following adjustments to long-term debt:

  •
  an adjustment to record a decrease of $6.3 million in the fair value of the 5.375% Senior Notes due to changes in interest rates and an offsetting increase to other liabilities to record the fair value of the related interest rate swaps; and

  •
  an adjustment to record an increase of $1.7 million in the fair value of the 8.75% Senior Notes due to changes in interest rates and an offsetting increase to other assets to record the fair value of the related interest rate swaps.

The Company also reduced interest expense $1.5 million and $5.4 million for the quarter and nine months ended September 30, 2004, respectively, due to the impact of these interest rate swaps.

Foreign Currency Forward Contracts

        At September 30, 2004, the Company was party to foreign currency forward contracts, which did not have a significant impact on the Company's liquidity.

Shareholders' Equity

        Shareholders' equity was $1,231.7 million at September 30, 2004 and $1,123.6 million at December 31, 2003. Shareholders' equity increased in the first nine months of 2004 primarily due to net earnings of $185.3 million, partially offset by the repurchases of the Company's common stock, par value $0.10 per share, in 2004 at a cost of $86.2 million.

Recently Issued Accounting Standards

        The Company is subject to numerous recently issued statements of financial accounting standards, accounting guidance and disclosure requirements. Note 12, "New Accounting Pronouncements" of the Notes to the Condensed Consolidated Financial Statements, which is contained in Item 1 of Part 1 of this Quarterly Report on Form 10-Q, describes these new accounting pronouncements and is incorporated herein by reference.

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

  •
  raw material availability and pricing;

  •
  changes in energy-related expenses;

  •
  the effects of animal and food-related health issues such as bovine spongiform encephalopathy, also known as BSE or "mad cow" disease, and foot-and-mouth disease; as well as other health issues affecting trade;

  •
  competitive factors;

  •
  production capacity;

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

  •
  the extent of exit and disposal costs and the success of restructuring programs;

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

        The Company's interest rate swaps are described above in Note 9, "Derivatives and Hedging Activities," to Condensed Consolidated Financial Statements contained in Part I, Item 1 and Part I, Item 2—"Management's Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources—Derivative Financial Instruments—Interest Rate Swaps" of this Quarterly Report on Form 10-Q.

        The Company reduced interest expense $1.5 million and $5.4 million for the quarter and nine months ended September 30, 2004, respectively, due to the impact of these interest rate swaps.

        At September 30, 2004, the Company had no collars or options outstanding.

        The fair value of the Company's fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At September 30, 2004, the carrying value of the Company's total debt, which includes the impact of the interest rate swaps, was $2,288.3 million of which $2,275.9 million was fixed rate debt. At December 31, 2003, the carrying value of the Company's total debt, which includes the impact of the interest rate swaps, was $2,280.4 million of which approximately $2,262.2 million was fixed rate debt. The estimated fair value of the Company's total debt, including the impact of the interest rate swaps, which includes the cost of replacing the Company's fixed rate debt with borrowings at current market rates, was $2,421.9 million at September 30, 2004 compared with $2,445.3 million at December 31, 2003. A hypothetical 10% decrease in interest rates would result in an increase in the fair value of the total debt balance at September 30, 2004 of $90.7 million. These changes in the fair value of the Company's fixed rate debt do not alter the Company's obligations to repay the outstanding principal amount of such debt.

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

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings.

        The information set forth in Part I of this Quarterly Report on Form 10-Q in Note 11, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements of the Company is incorporated herein by reference. See also Part I, Item 3 ("Legal Proceedings") of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Part II, Item 1 ("Legal Proceedings") of its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, and June 30, 2004 and its Current Report on Form 8-K (Date of Report: June 8, 2004).

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        (a)   On August 1, 2004, the Company issued 50,000 shares of its common stock, par value $0.10 per share, to an unaffiliated individual under an intellectual property purchase agreement as prepaid royalties under that agreement. The five-year agreement provides that all intellectual property rights (as defined in connection with the agreement) developed by the individual during the term will be transferred to the Company in exchange for royalties payable by the Company. The issuance of these shares was not registered under the Securities Act of 1933, as amended (the "Securities Act"), because the transaction was exempt under Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

        (c)   Issuer Purchases of Equity Securities

        The table below sets forth the total number of shares of the Company's common stock, par value $0.10 per share, that the Company repurchased in each month of the quarter ended September 30, 2004, the average price paid per share, the total number of shares purchased as part of publicly announced plans or programs and the maximum number of shares that may yet be purchased under the plans or programs.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
Balance as of June 30, 2004				5,651,376
July 1, 2004 through July 31, 2004	102,000	$47.50	100,000	5,551,376
August 1, 2004 through August 31, 2004	454,250	$47.55	453,500	5,097,876
September 1, 2004 through September 30, 2004	20,650	$48.92	17,900	5,079,976

Total	576,900	$47.58	571,400	5,079,976

(1)
The Company purchased all shares pursuant to its publicly announced program (discussed below) except for 2,000, 750, and 2,750 shares of the Company's common stock repurchased by the Company pursuant to the repurchase option provision of its contingent stock plan during the months of July, August and September 2004, respectively.

(2)
The price calculations in this column do not include the above-mentioned shares of the Company's common stock repurchased by the Company pursuant to the repurchase option provision of its contingent stock plan. In accordance with the repurchase option, the Company repurchased those shares at the issue price of the shares, which has always been one dollar per share.

(3)
On June 29, 1998, the Company announced that its Board of Directors had authorized the purchase of up to five percent of the Company's then issued and outstanding capital stock on an as-converted basis. On April 14, 2000, the Company announced that its Board of Directors had authorized the purchase of up to an additional five percent of the Company's issued and outstanding capital stock as of March 31, 2000 on an as-converted basis. On November 3, 2000, the Company announced that its Board of Directors had authorized the purchase of up to an additional five percent of the Company's issued and outstanding capital stock as of October 31, 2000 on an as-converted basis. At the time of these authorizations, the Company's capital stock comprised its common stock and its Series A convertible preferred stock. Prior to its redemption in July 2003, each share of the Company's Series A convertible preferred stock was convertible into 0.885 shares of the Company's common stock. These authorizations compose a single program, which has no set expiration date. As of the close of business on September 30, 2004, approximately 16,977,000 shares of the Company's common stock were authorized to be repurchased under this program, approximately 11,897,000 shares had been repurchased (including preferred shares on an as-converted basis), leaving approximately 5,080,000 shares of common stock authorized for repurchase under the program.

Item 6.    Exhibits.

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
10.1	Amendment to Contingent Stock Plan of the Company, adopted August 4, 2004.
10.2	Form of Amendment to Existing Contingent Stock Purchase Agreement—Officer.
10.3	Form of Contingent Stock Purchase Agreement—Officer.
10.4	Form of Contingent Stock Purchase Agreement—Section 162(m) Officer.
31.1	Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated November 5, 2004.
31.2	Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated November 5, 2004.
32.1	Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350, dated November 5, 2004.
32.2	Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated November 5, 2004.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEALED AIR CORPORATION (Registrant)
Date: November 5, 2004	By:	/s/ JEFFREY S. WARREN Jeffrey S. Warren Controller (Duly Authorized Executive Officer and Chief Accounting Officer)

QuickLinks

PART I
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II
  Item 1. Legal Proceedings.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 6. Exhibits.