Form 10-K
period 2004-12-31
SEALED AIR CORP/DE
filed 2005-03-21
CIK 1012100

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

        The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant on June 30, 2004 was approximately $4,398,000,000.

        The number of outstanding shares of the registrant's Common Stock as of February 28, 2005 was 83,706,288.

        DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's definitive proxy statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SEALED AIR CORPORATION AND SUBSIDIARIES
Table Of Contents

Exhibit 21	Subsidiaries of the Company
Exhibit 23	Independent Registered Public Accounting Firm's Consent (not included in printed version, but available upon request)
Exhibit 31.1	Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated March 21, 2005.
Exhibit 31.2	Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated March 21, 2005.
Exhibit 32.1	Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350, dated March 21, 2005.
Exhibit 32.2	Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated March 21, 2005.

PART I

Item 1.    Business

        Sealed Air Corporation (the "Company"), operating through its subsidiaries, manufactures and sells a wide range of food and protective packaging products.

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

Segments

        The Company operates in two reportable business segments: (i) Food Packaging and (ii) Protective Packaging, described more fully below. Information concerning the Company's reportable segments appears in Note 3 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Food Packaging Products

        The Company's principal food packaging products are flexible materials, associated packaging equipment systems, rigid containers and absorbent pads. These products package a broad range of perishable foods and are marketed globally. The Company primarily sells the products in this segment to food processors, distributors, supermarket retailers and food service businesses.

Flexible Materials and Related Systems

        The Company produces a variety of high-performance proprietary flexible bags, films and laminates, and associated packaging equipment systems, marketed and sold primarily under the Cryovac® trademark. Customers use these products to package a broad range of perishable foods such as fresh meat and poultry, smoked and processed meat, cheese, produce, seafood, baked goods, and processed and prepared foods such as soups, condiments and sauces for restaurants and institutions.

        The Company's principal food packaging materials offerings are bags, films and laminates. The bags and films are co-extruded, multi-layered materials that, when exposed to heat, mold themselves to the shape of the product. Laminated films are multi-layered, generally non-shrinkable plastic materials used to package perishable foods and shelf-stable products such as syrups and toppings. The Company generally produces films and bags in barrier and permeable forms, depending on the extent to which customers want oxygen or other gases to pass through the material. For fresh-cut produce, the Company produces films that permit gases to pass through at various rates, matching the varying respiration rates of different vegetables, thereby extending shelf life. The Company also offers films, tubing and connectors for use in manufacturing containers and pouches for a wide variety of medical applications. These medical packaging products are manufactured using technology comparable to that used to manufacture the Company's food packaging products and are similar in form to those products.

        The Company's principal food packaging equipment offerings are rotary chamber vacuum systems, vertical form-fill-seal systems, dispensing equipment, manual and automated loading units, shrink tunnels, bagging systems and auxiliary equipment. This equipment may be installed to package foods in shrink, vacuum or vacuum skin packages, which can utilize the Company's films and bags. Form-fill-seal units are used to package foods in pouches, which can be made using the Company's films and laminates. The Company markets systems to the food processing industry under the Cryovac® trademark and other trademarks. The Company's case ready packaging customers, principally meat and poultry processors, purchase trays and pads as discussed below, specially designed films, and packaging equipment to package consumer cuts of meat and poultry products at a central location prior to shipment to the supermarket. Case ready packages are ready for the meat case upon arrival at the retail store.

Rigid Packaging and Absorbent Pads

        The Company sells foam and solid plastic trays and containers that customers use to package a wide variety of food products. The Company manufactures such products in its own facilities in various regions or has them fabricated by other manufacturers. Food processors and supermarkets use these products to protect and display fresh meat, poultry, dairy, produce and other food products. The Company also manufactures and sells absorbent pads used for food packaging, such as its Dri-Loc® absorbent pads.

Protective Packaging Products

        The Company's principal protective packaging products provide cushioning, surface protection and void fill. The Company sells its protective packaging products and systems to distributors and manufacturers in a wide variety of industries. The products in this segment enable end users to provide a high degree of protection in packaging their items by means of cushioning or surface protection, or a combination thereof, as well as void fill.

Cushioning and Surface Protection Products

        The Company manufactures and markets Bubble Wrap® and AirCap® air cellular packaging materials, which consist of air encapsulated between two layers of plastic film, each containing a barrier layer to retard air loss. This material forms a pneumatic cushion to protect products from damage through shock or vibration during shipment. A recent product offering is the Company's Inflatable Bubble Wrap® packaging system, which provides on-site, on-demand packaging. Another recent innovation is the Company's PriorityPak™ System, a high-speed product containment and protective packaging solution with advanced sensor technology. Also, the Company sells performance shrink films under the Cryovac®, Opti® and CorTuff® trademarks for product display and merchandising applications. Customers use these films to "shrink-wrap" a wide assortment of industrial and consumer products. The Company offers Shanklin® and Opti® shrink packaging systems for these applications. The Company's Instapak® polyurethane foam packaging systems (which consist of proprietary blends of polyurethane chemicals, high performance polyolefin films and specially designed dispensing equipment) provide protective packaging for a wide variety of products. The Company generally sells CelluPlank® plank foams and Stratocell® laminated polyethylene foams to fabricators and converters for packaging and non-packaging applications. The Company also manufactures thin polyethylene foams in roll and sheet form under the trademarks Cell-Aire® and Cellu- Cushion®. Korrvu® packaging is the Company's suspension and retention packaging offering. In addition, the Company makes insulation products with foil-laminated air cellular materials.

        The Company manufactures and markets Jiffy® protective mailers and other durable mailers and bags in several standard sizes. The Company's principal protective mailers are lightweight, tear-resistant mailers marketed under various trademarks, including Jiffylite®, Mail Lite™ and TuffGard®, lined with air cellular cushioning material, as well as the widely used Jiffy® padded mailers made from recycled kraft paper padded with macerated recycled newspaper. The Company's durable mailers and bags, composed of multi-layered polyolefin film, are lightweight, water-resistant and puncture-resistant and are available in tamper-evident varieties. The Company markets these mailers and bags under the ShurTuff®, Trigon®, Lab Pak®, and Keepsafe® trademarks and other brands. The Company also manufactures and sells paper packaging products under the trademarks Kushion Kraft®, Custom Wrap™, Jiffy Packaging™ and Void Kraft™.

        The Company also offers inflatable packaging systems. Its Fill-Air® inflatable packaging system converts rolls of polyethylene film into continuous perforated chains of air-filled cushions. The Company's Fill-Air® RF system consists of a compact, portable inflator and self-sealing inflatable plastic bags. The Company produces and markets converting systems that convert some of the Company's packaging materials, such as air cellular cushioning materials, thin polyethylene foam and paper packaging materials, into sheets of a pre-selected size and quantity or, for the Company's recycled kraft paper, into paper dunnage material.

Other Products

        The Company manufactures and sells a number of other products, such as specialty adhesive tapes, solar collectors and covers for swimming pools, and products related to the elimination and neutralization of static electricity. The Company also manufactures recycled kraft paper and loose-fill polystyrene packaging.

Foreign Operations

        The Company operates in the United States and in 50 other countries, and its products are distributed in those countries as well as in other parts of the world. In maintaining its foreign operations, the Company faces risks inherent in these operations, such as those of currency fluctuations. Information on currency exchange risk appears in Part II, Item 7A of this Annual Report on Form 10-K, which information is incorporated herein by reference. Financial information about geographic areas setting forth net sales and total long-lived assets for each of the years in the three-year period ended December 31, 2004 appears in Note 3 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Marketing, Distribution and Customers

        The Company's global sales and marketing staff numbers approximately 2,600 employees, who sell and market the Company's products to and through a large number of distributors, fabricators and converters, as well as directly to end users such as food processors, food service businesses, and manufacturers.

        To support its food packaging customers, the Company operates food science laboratories that assist customers in identifying the appropriate food packaging materials and systems to meet their needs. The Company also offers customized graphic design services to its customers.

        To assist its marketing efforts for its protective packaging products and to provide specialized customer services, the Company operates packaging laboratories in many of its facilities. These laboratories are staffed by professional packaging engineers and equipped with drop-testing and other equipment used to develop and test cost-effective package designs to meet the particular protective packaging requirements of each customer.

        The Company has no material long-term contracts for the distribution of its products. In 2004, no customer or affiliated group of customers accounted for 10% or more of the Company's consolidated net sales.

        Although net sales of both food packaging products and protective packaging products tend to be slightly higher in the fourth quarter, the Company does not consider seasonality to be material to its consolidated business.

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

        There are other manufacturers of food packaging products, some of which are companies offering similar products that operate on a global basis and others that operate in a region or single country. Competing manufacturers produce a wide variety of food packaging based on plastic, paper, metals and other materials. The Company believes that it is one of the leading suppliers of flexible food packaging materials and related systems in the principal geographic areas in which it offers those products and one of the leading suppliers of absorbent pads for food products to supermarkets and to meat and poultry processors in the United States.

        The Company's protective packaging products compete with similar products made by other manufacturers and with a number of other packaging materials that customers use to provide protection against damage to their products during shipment and storage. Among the competitive materials are various forms of paper packaging products, expanded plastics, corrugated die cuts, loosefill packaging materials, strapping, envelopes, reinforced bags, boxes and other containers, and various corrugated materials. The Company's Instapak® packaging and its plank and laminated foam products also compete with various types of molded foam plastics, fabricated foam plastics, mechanical shock mounts, and wood blocking and bracing systems. The Company believes that it is one of the leading suppliers of air cellular cushioning materials containing a barrier layer, shrink films for industrial and commercial applications, protective mailers, polyethylene foam and polyurethane foam packaging systems in the principal geographic areas in which it sells these products.

Raw Materials

        The raw materials for the Company's products generally have been readily available on the open market and in most cases are available from several suppliers. Some materials used in the Company's protective packaging products are reprocessed from scrap generated in the Company's manufacturing operations or obtained through participation in recycling programs. The principal raw materials used in both of the Company's reportable business segments are polyolefin and other petrochemical-based resins and films, and paper and wood pulp products. The Company also purchases corrugated materials, cores for rolls of products such as films and Bubble Wrap® cushioning, inks for printed materials, and blowing agents used in the expansion of foam packaging products. In addition, the Company offers a wide variety of specialized packaging equipment, some of which it manufactures or has manufactured to its specifications, some of which it assembles and some of which it purchases from other suppliers.

Product Development

        The Company maintains a continuing effort to develop new products and to improve its existing products and processes, including developing new packaging and non-packaging applications for its products. From time to time, the Company also acquires and commercializes new packaging designs or techniques developed by others. The Company has joint research and development projects combining the technical capabilities of its food packaging operations and its protective packaging operations. The Company spent $73.2 million for Company-sponsored research and development in 2004, compared with $69.0 million during 2003, and $59.3 million during 2002.

Patents and Trademarks

        The Company is the owner or licensee of a number of United States and foreign patents, patent applications, trademarks and trademark registrations that relate to many of its products, manufacturing processes and equipment. The Company believes that its patents and trademarks collectively provide a competitive advantage. Neither of the Company's reportable segments, however, is dependent upon any single patent or trademark alone. Rather, the Company believes that its success depends primarily on its marketing, engineering and manufacturing skills and on its ongoing research and development efforts. The Company believes that the expiration or unenforceability of any of its patents, applications, licenses or trademark registrations would not be material to the Company's business or financial position.

Environmental Matters

        As a manufacturer, the Company is subject to various laws, rules and regulations in the countries, jurisdictions and localities in which it operates covering the release of materials to the environment, regarding standards for the treatment, storage and disposal of solid and hazardous wastes or otherwise relating to the protection of the environment. The Company reviews environmental laws and regulations pertaining to its operations and believes that compliance with current environmental laws and regulations has not had a material effect on the Company's capital expenditures or financial position.

        In some jurisdictions in which the Company's packaging products are sold or used, laws and regulations have been adopted or proposed that seek to regulate, among other things, recycled or reprocessed content and sale or disposal of packaging materials. In addition, customer demand continues to evolve for packaging materials that are viewed as being "environmentally sound" and that minimize the generation of solid waste. While these issues can be a competitive factor in the marketplace for packaging materials, the Company maintains programs designed to comply with these laws and regulations, to monitor their evolution, and to meet this customer demand. These issues can be a competitive advantage for the Company given the inherent source reduction benefits of many of its processes and products. One advantage inherent in many of the Company's products is that thin, lightweight packaging solutions reduce customer waste in comparison to available alternatives.

        The Company also supports its customers' interest in eliminating waste by offering or participating in collection programs for some of the Company's products or product packaging and for materials used in some of the Company's products. When possible, materials collected through these programs are reprocessed and either reused in the Company's protective packaging operations or offered to other manufacturers for use in other products.

Employees

        As of December 31, 2004, the Company had approximately 17,600 employees worldwide. Approximately 8,200 of those employees were in the U.S., with approximately 490 of those covered by collective bargaining agreements. Of the approximately 9,400 Company employees who were outside the U.S., approximately 6,700 were covered by collective bargaining agreements. Outside of the U.S., many of the covered employees are represented by works councils or industrial boards, as is customary in the jurisdictions in which they are employed. The Company believes that its employee relations are satisfactory.

Available Information

        The Company's Internet address is www.sealedair.com. The Company makes available, free of charge, on or through its web site at www.sealedair.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished under Section 13 or 15(d) of the Securities Exchange Act of 1934, known as the Exchange Act, as soon as reasonably practicable after the Company electronically files these materials with, or furnishes them to, the Securities and Exchange Commission.

Item 2.    Properties

        As of December 31, 2004, the Company produced products in 121 manufacturing facilities, with 21 of those facilities serving both its Food Packaging and Protective Packaging business segments. The Company produced food packaging products in 49 manufacturing facilities, of which 15 were in North America, 15 in the European region, 7 in Latin America, 10 in the Asia Pacific region, and 2 in Africa. The Company produced protective packaging products in 93 manufacturing facilities, of which 39 were in North America, 26 in the European region, 11 in Latin America, 15 in the Asia Pacific region, and 2 in Africa. The Company occupies other facilities containing sales, distribution, technical, warehouse or administrative functions at a number of locations in the United States and in various foreign countries.

        In the United States, the Company manufactures food packaging products at facilities in Arkansas, Indiana, Iowa, Mississippi, Missouri, New York, North Carolina, Pennsylvania, South Carolina and Texas. It manufactures protective packaging products at facilities in California, Connecticut, Florida, Illinois, Indiana, Massachusetts, Mississippi, Missouri, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Texas and Washington. Because of the light but bulky nature of the Company's air cellular, polyethylene foam and protective mailer products, the Company realizes significant freight savings by locating manufacturing facilities for these products near its customers and distributors.

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

Item 3.    Legal Proceedings

        The information set forth in Part II, Item 8 of this Annual Report on Form 10-K in Note 19 under the captions "Cryovac Transaction" and "Contingencies Related to the Cryovac Transaction" is incorporated herein by reference.

        At December 31, 2004, the Company was a party to, or otherwise involved in, several federal, state and foreign environmental proceedings and private environmental claims for the cleanup of "Superfund" sites under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and other sites. The Company may have potential liability for investigation and cleanup of some of these sites. It is the Company's policy to accrue for environmental cleanup costs if it is probable that a liability has been incurred and if the Company can reasonably estimate an amount or range of costs associated with various alternative remediation strategies, without giving effect to any possible future insurance proceeds. As assessments and cleanups proceed, the Company reviews these liabilities periodically and adjusts its reserves as additional information becomes available. At December 31, 2004, environmental related reserves were not material to the Company's financial condition or results of operations. While it is often difficult to estimate potential liabilities and the future impact of environmental matters, based upon the information currently available to the Company and its experience in dealing with these matters, the Company believes that its potential future liability with respect to these sites is not material to the Company's consolidated results of operations or consolidated balance sheets.

        The Company is also involved in various other legal actions incidental to its business. The Company believes, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on the Company's consolidated results of operations or consolidated balance sheets.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2004.

Executive Officers of the Registrant

        The information appearing in the table below sets forth the current position or positions held by each executive officer of the Company, the officer's age as of February 28, 2005, the year in which the officer was first elected to the position currently held with the Company or with the former Sealed Air Corporation, now known as Sealed Air Corporation (US) and a wholly-owned subsidiary of the Company, and the year in which such person was first elected an officer thereof (as indicated in the footnote to the table).

        All of the Company's officers serve at the pleasure of the Board of Directors. The Company or its subsidiaries have employed all officers for more than five years except for Mr. Kelsey, who first was elected an officer of the Company effective January 1, 2002, and Mr. Crosier, who was first elected an officer effective October 1, 2004. Previously, Mr. Kelsey was, since 1998, Vice President and Chief Financial Officer of Oglebay Norton Company, a public company that mines, processes, transports and markets aggregates and industrial minerals. Mr. Crosier was previously Partner—Supply Chain, Logistics, Operations Practice of C.F.A. & Associates, a privately-held advisor to small/medium sized businesses on domestic and international growth opportunities, from January 2002 through July 2004, and prior to that was Executive Vice President, Supply Chain Management and Logistics, for Staples Inc., a public company and retailer of office supplies, furniture, technology and services, from June 1998 until December 2001.

        There are no family relationships among any of the Company's officers or directors.

Name and Current Position	Age as of February 28, 2005	First Elected to Current Position*	First Elected An Officer*
William V. Hickey President, Chief Executive Officer and Director	60	2000	1980
David H. Kelsey Senior Vice President and Chief Financial Officer	53	2003	2002
Robert A. Pesci Senior Vice President	59	1997	1990
J. Stuart K. Prosser Senior Vice President	59	2003	1999
Jonathan B. Baker Vice President	52	1994	1994
Mary A. Coventry Vice President	51	1994	1994
David B. Crosier Vice President	55	2004	2004
James P. Mix Vice President	53	1994	1994
Manuel Mondragón Vice President	55	1999	1999
Carol Lee O'Neill Vice President	41	2002	2002
Ruth Roper Vice President	50	2004	2004
Hugh L. Sargant Vice President	56	1999	1999
Fred Smagorinsky Vice President	45	2001	2001
James Donald Tate Vice President	53	2001	2001
H. Katherine White Vice President, General Counsel and Secretary	59	2003	1996
Tod S. Christie Treasurer	46	1999	1999
Jeffrey S. Warren Controller	51	1996	1996

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

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's Common Stock is listed on the New York Stock Exchange under the trading symbol SEE. The table below sets forth the quarterly high and low sales prices of the Common Stock for 2003 and 2004 as reported in the New York Stock Exchange composite listing. No dividends were paid on the Common Stock in either year. The Company does not currently intend to begin paying dividends on its Common Stock. As of February 28, 2005, there were approximately 8,701 holders of record of the Company's Common Stock.

        As of December 31, 2004 and 2003, there were no shares of Series A convertible preferred stock authorized or outstanding, due to the redemption of all of the Company's outstanding shares of the preferred stock on July 18, 2003 at their redemption price of $51.00 per share, plus dividends of $0.0944 per share accrued on these shares from July 1, 2003 through July 17, 2003. The preferred stock was listed on the New York Stock Exchange prior to its redemption under the trading symbol SEE PrA. The table below sets forth the quarterly high and low sales prices for the preferred stock for 2003 as reported in the New York Stock Exchange composite listing. The Company paid quarterly dividends of $0.50 per share on the preferred stock for each quarter through the second quarter of 2003.

Common Stock

2003	High	Low
First Quarter	$41.98	$35.42
Second Quarter	$47.66	$39.68
Third Quarter	$50.05	$45.51
Fourth Quarter	$54.47	$48.21
2004	High	Low
First Quarter	$54.55	$47.08
Second Quarter	$53.39	$47.65
Third Quarter	$52.50	$44.28
Fourth Quarter	$53.50	$45.10

Preferred Stock

2003	High	Low
First Quarter	$47.26	$42.50
Second Quarter	$50.95	$45.25
Third Quarter	$51.06	$50.95

Issuer Purchases of Equity Securities

        The table below sets forth the total number of shares of the Company's common stock, par value $0.10 per share, that the Company repurchased in each month of the quarter ended December 31, 2004. As indicated below, the Company did not repurchase any shares during that quarter as part of publicly announced plans or programs. The maximum number of shares that may yet be purchased under the Company's plans or programs is set forth below.

Period	Total Number of Shares Purchased(1) (a)	Average Price Paid per Share(2) (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3) (d)
Balance as of September 30, 2004				5,079,976
October 1, 2004 through October 31, 2004	1,167	$45.75	0	5,079,976
November 1, 2004 through November 30, 2004	500	—	0	5,079,976
December 1, 2004 through December 31, 2004	5,284	$52.57	0	5,079,976

Total	6,951	$51.74	0	5,079,976

(1)
The Company did not purchase any shares during the quarter ended December 31, 2004 pursuant to its publicly announced program (described below and under the caption "Repurchases of Capital Stock" in "Management's Discussion and Analysis of Financial Position and Results of Operations"). Pursuant to the repurchase option provision of its contingent stock plan, during the months of October, November and December 2004, the Company repurchased 250, 500 and 1,500 shares, respectively, of the Company's common stock. Pursuant to the provision of its contingent stock plan which permits tax withholding obligations or other legally required charges to be satisfied by having the Company withhold shares from an award under the plan, the Company withheld 917 and 3,784 shares in October and December 2004, respectively.

(2)
The price calculations in this column represent the closing prices of the Company's common stock as reported in the New York Stock Exchange composite listing on the respective dates the relevant shares were withheld in accordance with the tax-withholding provision of the Company's contingent stock plan. The price calculations do not include the above-mentioned shares of the Company's common stock repurchased by the Company pursuant to the repurchase option provision of its contingent stock plan. In accordance with the repurchase option, the Company repurchased those shares at the issue price of the shares, which was $1.00 per share.

(3)
On June 29, 1998, the Company announced that its Board of Directors had authorized the purchase of up to five percent of the Company's then issued and outstanding capital stock on an as-converted basis. On April 14, 2000, the Company announced that its Board of Directors had authorized the purchase of up to an additional five percent of the Company's issued and outstanding capital stock as of March 31, 2000 on an as-converted basis. On November 3, 2000, the Company announced that its Board of Directors had authorized the purchase of up to an additional five percent of the Company's issued and outstanding capital stock as of October 31, 2000 on an as-converted basis. At the time of these authorizations, the Company's capital stock comprised its common stock and its Series A convertible preferred stock. Prior to its redemption in July 2003, each share of the Company's Series A convertible preferred stock was convertible into 0.885 shares of the Company's common stock. These authorizations compose a single program, which has no set expiration date. As of the close of business on December 31, 2004, approximately 16,977,000 shares of the Company's common stock were authorized to be repurchased under this program, approximately 11,897,000 shares had been repurchased (including preferred shares on an as-converted basis), leaving approximately 5,080,000 shares of common stock authorized for repurchase under the program.

Item 6.    Selected Financial Data

	2004	2003	2002(1)	2001	2000
	(In millions of dollars, except per share data)
Consolidated Statement of Operations Data:
Net sales	$3,798.1	$3,531.9	$3,204.3	$3,067.5	$3,067.7
Gross profit	1,162.1	1,112.8	1,057.6	990.3	1,035.3
Operating profit(2)(3)	503.0	540.9	517.0	387.8	468.7
Earnings (loss) before income taxes	322.9	376.9	(391.9)	297.5	413.4
Net earnings (loss)	215.6	240.4	(309.1)	156.7	225.3
Series A convertible preferred stock dividends(4)	—	28.6	53.8	55.0	64.3
Earnings (loss) per common share
Basic	$2.56	$2.21	$(4.20)	$1.30	$2.47
Diluted(5)	$2.25	$1.97	$(4.30)	$1.22	$1.93
Consolidated Balance Sheet Data:
Working capital net asset (net liability)(6)	$307.4	$280.4	$(34.5)	$149.4	$202.5
Total assets(6)	4,855.0	4,704.1	4,260.8	3,907.9	4,090.9
Long-term debt, less current portion(4)(6)	2,088.0	2,259.8	868.0	788.1	944.5
Series A convertible preferred stock(4)	—	—	1,327.0	1,366.2	1,392.4
Total shareholders' equity	1,333.5	1,123.6	813.0	850.2	753.1
Other Data:
EBIT(7)	$476.6	$512.9	$(326.0)	$374.3	$478.2
Depreciation and amortization(2)	179.5	173.2	165.0	220.6	219.7
EBITDA(7)	656.1	686.1	(161.0)	594.9	697.9
Capital expenditures	102.7	124.3	91.6	146.3	114.2

(1)
In November 2002, the Company reached an agreement in principle with the appropriate parties to resolve all current and future asbestos-related claims made against it and its affiliates in connection with the Cryovac transaction. The parties signed a definitive settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. In connection with this settlement, the Company recorded a pre-tax charge of $850.1 million in the consolidated statement of operations in 2002, which resulted in the Company's net loss for the year ended December 31, 2002. See Note 19 to the Consolidated Financial Statements.

(2)
Beginning January 1, 2002, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, the Company stopped recording amortization expense related to goodwill. Goodwill amortization expense was $57.0 million in 2001 and $51.8 million in 2000. See Note 8 to the Consolidated Financial Statements.

(3)
In the fourth quarter of 2004, the Company incurred restructuring and other charges of $33.0 million relating to global profit improvement initiatives implemented to improve the Company's operating efficiencies and cost structure. In 2001, the Company recorded restructuring charges of $32.8 million. See Note 11 to the Consolidated Financial Statements.

(4)
In July 2003, the Company issued a total of $1,281.3 million of senior notes. On July 18, 2003, the Company used the net proceeds from these offerings and additional cash on hand, approximately $1,298.1 million in the aggregate, to redeem its Series A convertible preferred stock at the redemption price of $51.00 per share. See Note 16 to the Consolidated Financial Statements.

(5)
The Company has retroactively applied EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," which requires that the dilutive effect of contingent convertible debt, such as the Company's 3% convertible senior notes due June 2033, which were issued in July 2003, be included in dilutive earnings per common share regardless of whether the contingency permitting holders to convert the debt into shares has been satisfied. See Note 18 to the Consolidated Financial Statements.

(6)
In December 2001, the Company and a group of its U.S. subsidiaries entered into a U.S. accounts receivable securitization facility and sold $95.6 million of interests in U.S. accounts receivable to the financial institutions participating in this facility. This amount was removed from the consolidated balance sheet and the proceeds were used to pay down outstanding borrowings. As of December 31, 2004, 2003 and 2002, these financial institutions held no interests in accounts receivable under this facility. See Note 4 to the Consolidated Financial Statements.

(7)
EBIT is defined as earnings (loss) before interest expense and provisions for income taxes. EBITDA is defined as EBIT plus depreciation and amortization. EBIT and EBITDA do not purport to represent net earnings or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements or as indicators of the Company's performance. The Company's definitions of EBIT and EBITDA may not be comparable with similarly-titled measures used by other companies. EBIT and EBITDA are among the indicators used by the Company's management to measure the performance of the Company's operations and thus the Company's management believes such information may be useful to investors. Such measures are also among the criteria upon which performance-based compensation may be based. The following is a reconciliation of net earnings (loss) to EBIT and EBITDA:

	2004	2003	2002	2001	2000
Net earnings (loss)	$215.6	$240.4	$(309.1)	$156.7	$225.3
Add:
Interest expense	153.7	136.0	65.9	76.8	64.8
Income tax expense (benefit)	107.3	136.5	(82.8)	140.8	188.1

EBIT	$476.6	$512.9	$(326.0)	$374.3	$478.2
Add: depreciation and amortization	179.5	173.2	165.0	220.6	219.7

EBITDA	$656.1	$686.1	$(161.0)	$594.9	$697.9

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read together with the Company's consolidated financial statements and related notes set forth in Item 8 of Part II of this Annual Report on Form 10-K. All amounts and percentages are approximate due to rounding.

Introduction

        The Company manufactures and sells a wide range of food and protective packaging products, operating in the United States and in 50 other countries, with products distributed in those countries and in other parts of the world.

        The Company operates in two reportable business segments, Food Packaging and Protective Packaging. The Company's principal food packaging products are flexible materials, associated packaging equipment systems, rigid containers and absorbent pads. These products, many of which bear the Cryovac trademark, package a broad range of perishable foods. The Company primarily sells the products in this segment to food processors, distributors, supermarket retailers and food service businesses.

        The Company's principal protective packaging products provide cushioning, surface protection and void fill. The Company primarily sells its protective packaging products and systems to distributors and manufacturers in a wide variety of industries.

        The Company's global sales and marketing staff numbered approximately 2,600 employees in the countries in which it operates, who sell and market the Company's products through a large number of distributors, fabricators and converters, as well as directly to end users such as food processors, food service businesses, and manufacturers. The Company has no material long-term contracts for the distribution of its products. In 2004, no customer or affiliated group of customers accounted for 10% or more of the Company's consolidated net sales. Although net sales of both food packaging products and protective packaging products have tended to be slightly higher in the fourth quarter, the Company does not consider seasonality to be material to its consolidated business.

        Competition for most of the Company's packaging products is based primarily on packaging performance characteristics, service and price. Competition is also based upon innovations in packaging technology and, as a result, the Company maintains ongoing research and development programs to enable it to maintain technological leadership.

        The Company's net sales are sensitive to developments in its customers' business or market conditions, changes in the global economy, and the effects of foreign currency translation. Its costs can vary significantly with changes in petrochemical-related costs, which are not within the Company's control. Consequently, the Company's management focuses on reducing those costs that the Company can control and using petrochemical-based raw materials as efficiently as possible. The Company also believes that its global presence helps to insulate it from localized changes in business conditions that may more strongly affect some of its competitors.

        As is discussed below, the Company's business generates substantial cash flow. The Company believes that this cash flow will permit it to continue to spend significantly on innovative research and development and to invest in its business by means of acquisitions and capital expenditures for property and equipment. Moreover, its ability to generate substantial cash flow should provide the Company with the flexibility to modify its capital structure as the need or opportunity arises. The Company also believes that this cash flow will enable the Company to make the settlement payment, including interest, that will be required of the Company upon consummation of a plan of reorganization in the W. R. Grace & Co. bankruptcy, as discussed below.

        Highlights for the Company's year 2004 compared with 2003 and 2002 were:

	2004	2003	2002	2004 vs. 2003 % Change	2003 vs. 2002 % Change
	(dollars in millions)
U.S.	$1,851.8	$1,844.8	$1,758.8	0.4%	4.9%
% of total net sales	49%	52%	55%
International	1,946.3	1,687.1	1,445.5	15.4%	16.7%
% of total net sales	51%	48%	45%

Total net sales	$3,798.1	$3,531.9	$3,204.3	7.5%	10.2%

Gross profit	$1,162.1	$1,112.8	$1,057.6	4.4%	5.2%
% of total net sales	30.6%	31.5%	33.0%
Marketing, administrative and development expenses	$626.1	$572.4	$541.9	9.4%	5.6%
% of total net sales	16.5%	16.2%	16.9%
Restructuring and other charges (credits)	$33.0	$(0.5)	$(1.3)	NA	NA
Operating profit	$503.0	$540.9	$517.0	(7.0)%	4.6%
% of total net sales	13.2%	15.3%	16.1%

        Effective January 1, 2004, the Company renamed its two reportable business segments "Food Packaging" and "Protective Packaging." This change reflects the Company's decision to include its medical films, tubing and connectors, which are used with a variety of medical applications, in the segment also containing its food packaging products. These specialty medical products had previously been a part of the segment containing the Company's protective packaging products. In addition, commencing as of January 1, 2004, the Company has allocated the expenses related to the implementation of its global information systems to its reportable business segments rather than reflecting them in unallocated corporate operating expenses. Prior periods have been adjusted to conform to the 2004 presentation.

        For the year ended December 31, 2004, the Company included the amortization of capitalized senior debt issuance costs in interest expense. Previously, the amortization expense was included in administrative expenses. Prior periods have been adjusted to conform to the 2004 presentation.

Net Sales

        The principal factors contributing to changes in net sales in the three years ended December 31, 2004 were changes in unit volume, added net sales of acquired businesses, changes in product mix and average selling prices, and foreign currency translation.

        Net sales in 2004 increased 8% to $3,798.1 million compared with $3,531.9 million in 2003. The components of the increase in net sales for 2004 were as follows (dollars in millions):

	Components of Increase in Net Sales (2004 vs. 2003):
	Food Packaging Segment		Protective Packaging Segment		Total Company
Volume—Units	0.7%	$15.7	5.6%	$73.7	2.5%	$89.4
Volume—Acquired Businesses, net of dispositions	0.1	2.0	0.3	3.7	0.2	5.7
Price/Mix	—	0.8	0.8	10.9	0.3	11.7
Foreign Currency Translation	5.0	109.8	3.8	49.6	4.5	159.4

Total	5.8%	$128.3	10.5%	$137.9	7.5%	$266.2

        Net sales for 2003 increased 10% to $3,531.9 million compared with $3,204.3 million in 2002. The components of the increase in net sales for 2003 were as follows (dollars in millions):

	Components of Increase in Net Sales (2003 vs. 2002):
	Food Packaging Segment		Protective Packaging Segment		Total Company
Volume—Units	2.6%	$51.2	0.8%	$10.1	1.9%	$61.3
Volume—Acquired Businesses	0.1	2.4	0.4	5.0	0.2	7.4
Price/Mix	2.4	47.4	1.8	22.0	2.2	69.4
Foreign Currency Translation	6.5	129.6	4.9	59.9	5.9	189.5

Total	11.6%	$230.6	7.9%	$97.0	10.2%	$327.6

        Foreign currency translation had a favorable impact on net sales of $159.4 million in 2004. Excluding the positive effect of foreign currency translation, net sales would have increased 3% compared with 2003. The favorable foreign currency translation impact on net sales in 2004 was primarily due to the strengthening of foreign currencies in Europe and the Asia Pacific region against the U.S. dollar.

        Foreign currency translation had a favorable impact on net sales of $189.5 million in 2003. Excluding the positive effect of foreign currency translation, net sales would have increased 4% compared with 2002. The favorable foreign currency translation impact on net sales in 2003 was primarily due to the strengthening of foreign currencies in Europe and the Asia Pacific region against the U.S. dollar, partially offset by the weakness of the Brazilian real.

        Net sales of the Company's food packaging segment, which consists primarily of the Company's Cryovac® food packaging products, constituted 62%, 63% and 62% of net sales in 2004, 2003 and 2002, respectively.

        The Company's protective packaging segment contributed the balance of net sales. This segment aggregates the Company's protective packaging products and shrink packaging products, all of which are used principally for non-food packaging applications.

Food Packaging Segment Sales

        Net sales of food packaging products increased 6% in 2004 to $2,346.9 million compared with $2,218.6 million in 2003 and increased 12% in 2003 compared with $1,988.0 million in 2002. Foreign currency translation had a favorable impact on this segment of $109.8 million in 2004. Excluding the positive foreign currency translation effect, net sales for this segment would have increased 1% in 2004. Excluding the positive foreign currency translation effect of $129.6 million, net sales for this segment would have increased 5% in 2003.

        In 2004, unit volumes increased in Latin America and to a lesser extent, in Asia Pacific and Europe, partially offset by a decrease in North America. The decrease in North America was due to import restrictions imposed by several countries on U.S. beef products, which adversely affected the sales of food packaging products to the Company's customers that process U.S. beef for export, and challenging U.S. beef market conditions.

        Among the classes of products in the food packaging segment, in 2004 net sales of flexible packaging materials and related systems increased 6% to $1,976.5 million compared with $1,868.0 million in 2003 and increased 11% in 2003 compared with 2002 sales of $1,687.1 million. The components of the increase in net sales for 2004 and 2003 were as follows (dollars in millions):

	Components of Increase in Net Sales:
	Flexible Packaging Materials and Related Systems
	2004 vs. 2003		2003 vs. 2002
Volume—Units	1.5%	$27.1	2.2%	$38.1
Volume—Acquired Businesses	—	—	—	—
Price/Mix	(0.5)	(9.1)	2.0	33.3
Foreign Currency Translation	4.8	90.5	6.5	109.5

Total	5.8%	$108.5	10.7%	$180.9

        Foreign currency translation had a favorable impact of approximately $90.5 million in 2004 for flexible materials and related systems. Excluding the positive foreign currency translation effect, net sales for flexible packaging materials and related systems would have increased 1% in 2004. Foreign currency translation had a favorable impact of $109.5 million in 2003 for flexible materials and related systems. Excluding the positive foreign currency translation effect, net sales for flexible packaging materials and related systems would have increased 4% in 2003.

        Net sales of rigid packaging and absorbent pads increased 6% to $370.4 million compared with $350.6 million in 2003 and increased 17% in 2003 compared with 2002 sales of $300.9 million. The Company sells foam and solid plastic trays and containers that customers use to package a wide variety of food products. The Company manufactures such products in its own facilities in various regions or has them fabricated by other manufacturers. The Company's net sales of such products fabricated by other manufacturers were $83.0 million, $70.3 million and $45.1 million in 2004, 2003 and 2002, respectively. The components of the increase in net sales for 2004 and 2003 were as follows (dollars in millions):

	Components of Increase in Net Sales:
	Rigid Packaging and Absorbent Pads
	2004 vs. 2003		2003 vs. 2002
Volume—Units	(3.3)%	$(11.4)	4.3%	$13.1
Volume—Acquired Businesses	0.6	2.0	0.8	2.4
Price/Mix	2.8	9.9	4.7	14.1
Foreign Currency Translation	5.5	19.3	6.7	20.1

Total	5.6%	$19.8	16.5%	$49.7

        Excluding the $19.3 million positive foreign currency translation effect, net sales of rigid packaging and absorbent pads would have remained flat in 2004 compared with 2003. Foreign currency translation had a favorable impact of $20.1 million in 2003 for rigid packaging and absorbent pads. Excluding the positive effect of foreign currency translation, net sales of rigid packaging and absorbent pads would have increased 10% in 2003.

Protective Packaging Segment Sales

        Net sales of protective packaging products increased 11% to $1,451.2 million in 2004 compared with $1,313.3 million in 2003 and increased 8% in 2003 compared with 2002 sales of $1,216.3 million. Unit volumes increased in 2004 in all regions of the world, with the U.S and Europe having the primary impact. In 2003, unit volumes increased primarily in Europe and the Asia Pacific region, partially offset by a decrease in unit volumes in the U.S. Foreign currency translation had a favorable impact of $49.6 million in 2004 for this segment. Excluding the positive foreign currency translation effect, net sales for the protective packaging segment would have increased 7% in 2004. Foreign currency translation had a favorable impact of $59.9 million in 2003 for this segment. Excluding the positive foreign currency translation effect, net sales for the protective packaging segment would have increased 3% in 2003.

        The classes of products within the protective packaging segment are cushioning and surface protection products and other products. Other products within the protective packaging segment represented approximately 1% of consolidated net sales in 2004, 2003 and 2002.

Sales by Geographic Region

        The components of the increase in net sales by geographic region for 2004 were as follows (dollars in millions):

	Components of Increase in Net Sales (2004 vs. 2003):
	U.S.		International		Total Company
Volume—Units	(0.5)%	$(9.4)	5.9%	$98.8	2.5%	$89.4
Volume—Acquired Businesses, net of dispositions	—	(1.2)	0.4	6.9	0.2	5.7
Price/Mix	0.9	17.6	(0.3)	(5.9)	0.3	11.7
Foreign Currency Translation	—	—	9.4	159.4	4.5	159.4

Total	0.4%	$7.0	15.4%	$259.2	7.5%	$266.2

        Net sales from operations in the United States represented 49% and 52% of net sales in 2004 and 2003, respectively. Net sales from U.S. operations remained flat in 2004 at $1,851.8 million compared with $1,844.8 million in 2003. Net sales from international operations increased 15% in 2004 to $1,946.3 million compared with $1,687.1 million for 2003. Excluding the $159.4 million positive foreign currency translation effect, international net sales would have increased 6% compared with 2003.

        The components of the increase in net sales by geographic region for 2003 were as follows (dollars in millions):

	Components of Increase in Net Sales (2003 vs. 2002):
	U.S.		International		Total Company
Volume—Units	1.5%	$27.3	2.4%	$34.0	1.9%	$61.3
Volume—Acquired Businesses	0.2	4.2	0.2	3.2	0.2	7.4
Price/Mix	3.1	54.5	1.0	14.9	2.2	69.4
Foreign Currency Translation	—	—	13.1	189.5	5.9	189.5

Total	4.8%	$86.0	16.7%	$241.6	10.2%	$327.6

        Net sales from operations in the United States represented 52% and 55% of net sales in 2003 and 2002, respectively. Net sales from U.S. operations increased 5% in 2003 to $1,844.8 million compared with $1,758.8 million in 2002. Net sales from international operations increased 17% in 2003 to $1,687.1 million compared with $1,445.5 million for 2002. Excluding the $189.5 million positive foreign currency translation effect, international net sales would have increased 4% compared with 2002.

Costs and Margins

        Gross profit as a percentage of net sales was 30.6% in 2004, 31.5% in 2003 and 33.0% in 2002. The decrease in 2004 compared with 2003 was due to petrochemical-related raw material cost increases and reduced sales volumes in the Company's North American food packaging business due to import restrictions on U.S. beef products. The decrease in 2003 compared with the 2002 period was primarily due to increased petrochemical-based raw material costs.

        Marketing, administrative and development expenses increased 9% in 2004 and 6% in 2003. The increase in 2004 was primarily due to the effects of foreign currency translation, expenses associated with the upgrade of the Company's information technology platform, and expenses to support the higher volume of net sales. The increase in 2003 was primarily due to the impact of foreign currency translation and the impact of increased sales volumes, partially offset by the absence of corporate projects completed during 2002. Marketing, administrative and development expenses as a percentage of net sales were 16.5% in 2004, 16.2% in 2003 and 16.9% in 2002.

2004 Restructuring Program

        During the fourth quarter of 2004, the Company announced a series of separate profit improvement plans in various geographic regions in order to complement the Company's long-term growth programs and financial goals and to improve the Company's operating efficiencies and lower its overall cost structure. The plans will principally reduce the number of employees and consolidate or relocate operations in both of the Company's reportable business segments. The Company expects to eliminate 473 full-time employees, of which 50 employees had been eliminated prior to December 31, 2004. However, with the prospective addition of approximately 100 positions in connection with the Company's realignment or relocation of certain manufacturing activities, the net reduction in headcount positions is expected to be approximately 373. These actions affected principally production workers and members of the Company's sales force. The Company expects to complete these activities by June 2006. These charges consisted of the following:

	Year Ended December 31, 2004
	Food Packaging	Protective Packaging	Total Cost
Employee termination costs	$17.5	$4.1	$21.6
Long-lived asset impairments	10.2	0.1	10.3
Facility exit costs	1.1	—	1.1
FAS 88 curtailment and settlements	0.3	—	0.3

Total	$29.1	$4.2	$33.3

        The long-lived asset impairment of $10.3 million consisted of write-downs and write-offs of property and equipment. The impairments related to decisions to rationalize and realign production of some of the Company's smaller product lines and to close several smaller scale European manufacturing facilities. Since the undiscounted cash flows, including estimated salvage value, were less than the carrying values of these assets, they were written down to their estimated fair value. The Company plans to dispose of these facilities and much of the equipment by mid-2005.

        The components of the restructuring charges, spending and other activity through December 31, 2004 and the remaining accrual balance at December 31, 2004 were as follows:

	Employee Termination Costs	Facility Exit Costs	Total Cost
Original provision	$21.6	$1.1	$22.7
Cash payments during 2004	(0.6)	—	(0.6)
Effect of changes in currency rates	0.2	—	0.2

Restructuring accrual at December 31, 2004	$21.2	$1.1	$22.3

        The Company estimates that it will realize approximately $25.0 to $30.0 million in annualized cost savings on a full year run rate basis by the end of 2006.

Operating Profit

        Operating profit decreased 7% in 2004 and increased 5% in 2003. The decrease in operating profit in 2004 was due to $33.0 million of restructuring and other charges, $53.7 million of higher marketing, administrative and development expenses, an increase in petrochemical-related raw material costs, reduced sales volumes in the Company's North American food packaging business, offset by an increase in total net sales, all of which are discussed above. The 5% increase in 2003 was primarily due to increased net sales offset by increased cost and expenses associated with higher sales volumes, increased raw material costs and the impact of foreign currency translation. As a percentage of net sales, operating profit was 13.2% in 2004, 15.3% in 2003 and 16.1% in 2002.

        Operating profit by business segment for 2004, 2003 and 2002 was as follows (dollars in millions):

	Year Ended December 31,
	2004	2003	2002
Food Packaging Segment	$319.3	$349.2	$320.6
Protective Packaging Segment	217.6	191.8	202.7

Total segments	536.9	541.0	523.3
Restructuring and other (charges) credits	(33.0)	0.5	1.3
Unallocated corporate operating expenses	(0.9)	(0.6)	(7.6)

Total	$503.0	$540.9	$517.0

        The food packaging segment contributed 59%, 65% and 61% of the Company's operating profit in 2004, 2003 and 2002, respectively, before taking into consideration unallocated corporate operating expenses and restructuring and other (charges) credits. The Company's protective packaging segment contributed the balance of operating profit.

        The decrease in the food packaging segment's operating profit in 2004 was due to higher raw material costs and reduced sales volumes in North America due to import restrictions on U.S. beef products. Although the protective packaging segment was also impacted by higher raw materials costs, operating profit increased for the protective packaging segment in 2004 due to higher unit volumes, benefits from ongoing productivity initiatives and price increases implemented to help offset rising raw material costs.

Asbestos Settlement and Related Costs

        On November 27, 2002, the Company reached an agreement in principle with the appropriate parties to resolve all current and future asbestos-related claims made against the Company and its affiliates in connection with the Cryovac transaction. The settlement will also resolve the fraudulent transfer claims, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies, that had been made against the Company in connection with the Cryovac transaction. On December 3, 2002, the Company's Board of Directors approved the agreement in principle. The Company received notice that both of the Committees had approved the agreement in principle as of December 5, 2002. For a description of the Cryovac transaction, asbestos-related claims and the parties involved, see Note 19 of the Notes to the Consolidated Financial Statements under the captions "Cryovac Transaction" and "Contingencies Related to the Cryovac Transaction."

        The Company recorded a charge of $850.1 million as a result of the asbestos settlement in its consolidated statement of operations for the year ended December 31, 2002. The charge consisted of the following items:

  •
  a non-cash charge of $512.5 million covering a cash payment that the Company will be required under the settlement to make upon the effectiveness of a plan of reorganization in the Grace bankruptcy. Because the Company cannot predict when a plan of reorganization may become effective, the Company recorded this liability as a current liability on the consolidated balance sheet at December 31, 2002. Under the terms of the settlement, this amount accrues interest at a 5.5% annual rate from December 21, 2002 to the date of payment. The Company has recorded this interest in interest expense in the consolidated statement of operations and in other current liabilities in the consolidated balance sheets. The accrued interest, which is compounded annually, was $58.9 million and $29.0 million at December 31, 2004 and 2003, respectively.

  •
  a non-cash charge of $321.5 million representing the fair market value at the date the Company recorded the charge of nine million shares of the Company's common stock expected to be issued under the settlement upon the effectiveness of Grace's plan of reorganization. These shares are subject to customary anti-dilution provisions that adjust for the effects of stock splits, stock dividends and other events affecting the Company's common stock. The fair market value of the Company's common stock was $35.72 per share as of the close of business on December 5, 2002. The Company recorded this amount in its consolidated balance sheet at December 31, 2002, as follows: $0.9 million representing the aggregate par value of these shares in common stock reserved for issuance related to the asbestos settlement, and the remaining $320.6 million, representing the excess of the aggregate fair market value over the aggregate par value of these common shares, in additional paid-in capital. The December 31, 2004 and 2003 diluted earnings per common share calculation reflects the shares of common stock reserved for issuance related to the asbestos settlement.

  •
  $16.1 million of legal and related fees as of December 31, 2002.

        Asbestos settlement and related costs in 2004 and 2003 reflect legal and related fees for asbestos-related matters of $2.0 million and $2.8 million, respectively.

Interest Expense and Other Income, net

        Interest expense (which includes the effects of interest rate swaps and the amortization of capitalized senior debt issuance costs, bond discount and terminated treasury locks) was $153.7 million in 2004, $136.0 million in 2003 and $65.9 million in 2002. The increase in interest expense in 2004 compared with 2003 was primarily due to the following:

  •
  an increase of $37.2 million of interest expense in 2004 due to the Company's issuance of approximately $300.0 million of senior notes in April 2003 and $1.3 billion of senior notes and convertible senior notes in July 2003 as discussed below, partially offset by:

  •
  a decrease of $16.4 million of interest expense due to the repurchase of $172.5 million face amount of senior notes in the fourth quarter of 2003 and the senior note redemption and repurchases completed in the fourth quarter of 2004 discussed below.

        The increase in interest expense in 2003 compared with 2002 was primarily due to:

  •
  an increase of $27.3 million of interest expense in 2003 on the portion of the asbestos settlement to be paid in cash; and

  •
  an increase of $43.6 million of interest expense in 2003 due to the Company's issuance of the senior notes and convertible senior notes in April and July 2003.

        Other income, net, was $7.8 million in 2004, $8.4 million in 2003 and $7.1 million in 2002. Included in these amounts are primarily interest and dividend income of $7.7 million, $6.8 million, and $3.1 million and net foreign exchange transaction losses of $9.0 million, $2.8 million and $4.0 million in 2004, 2003 and 2002, respectively.

Income Taxes

        The Company's effective income tax rate was an expense of 33.3% in 2004 and 36.2% in 2003. In 2002, the Company recorded a benefit of 21.1%. The decrease in the 2004 effective tax rate compared with 2003 was primarily due to improved tax efficiencies resulting from reorganizing the Company's international subsidiaries, tax effects from debt retirement, state taxes and a change in foreign tax law, partially offset by some of the 2004 business restructuring expenses which were not able to be recognized for tax purposes.

        The change in the effective tax rate from 2003 to 2002 was primarily due to the improved tax efficiency in 2003 resulting from reorganizing the Company's international subsidiaries during 2002 and the effect of the estimated tax benefit for the asbestos settlement and related costs in 2002.

        In 2004, the effective tax rate was lower than the statutory U.S. federal income tax rate primarily due to the lower net effective tax rate on foreign earnings, partially offset by state income taxes. In 2003, the effective tax rate was higher than the statutory U.S. federal income tax rate primarily due to state income taxes and non-deductible expenses, partially offset by the lower net effective tax rate on foreign earnings. In 2002, the effective tax rate was lower than the statutory U.S. federal income tax rate primarily due to the effect of the estimated tax benefit for the asbestos settlement.

        On October 22, 2004, the American Jobs Creation Act, known as the AJCA, became law. The AJCA provides a deduction of 85% of qualifying foreign earnings that the Company repatriates, as defined in the AJCA, in 2005. This deduction produces the equivalent of a 5.25% effective tax rate on the repatriated earnings. The Company qualifies to repatriate up to approximately $500 million.

        The Company is evaluating the effects of the repatriation provision. During the evaluation, the Company is principally considering global cash management objectives, its overall tax position and restrictions on the use of repatriated cash. Pending completion of this evaluation, a range of potential income tax effects of repatriating cannot be reasonably estimated. If the Company determines to repatriate funds in reliance upon the AJCA, the repatriation must be completed by the end of 2005.

        The AJCA also provides a deduction for qualified production activities. The impact of the qualified production activities deduction on the Company's taxable income is currently being evaluated. While the implications of this provision vary based on transition rules and the future income mix, the Company expects the provision will provide a favorable impact on its effective tax rate in the future.

        The Company currently expects an effective tax rate of approximately 33.3% for 2005, excluding the impact of any repatriation under the AJCA.

Net Earnings (Loss)

        As a result of the factors noted above, net earnings were $215.6 million in 2004 and $240.4 million in 2003. The Company recorded a net loss of $309.1 million in 2002, reflecting the asbestos settlement and related costs of $850.1 million.

Earnings (Loss) per Common Share

        Basic earnings (loss) per common share were $2.56 for 2004, $2.21 for 2003 and $(4.20) for 2002. Diluted earnings (loss) per common share were $2.25 for 2004, $1.97 for 2003 and $(4.30) for 2002.

        During 2004, the EITF reached a consensus on EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," which was effective for reporting periods ending after December 15, 2004. EITF Issue No. 04-08 requires that the dilutive effect of contingent convertible debt, such as the Company's 3% convertible senior notes due June 2033, which were issued in July 2003, be included in dilutive earnings per common share regardless of whether the contingency permitting holders to convert the debt into shares of common stock had been satisfied. EITF Issue No. 04-08 is applicable retroactively and requires restatement of prior periods during which the contingent convertible debt instrument was outstanding. As a result, the 2004 and 2003 diluted earnings per common share calculations include 6.2 million additional shares of common stock and exclude the associated interest expense of $7.8 million and $3.9 million, respectively, on the contingent convertible debt, net of income tax.

        The diluted earnings per common share for 2003 include a $0.26 per common share charge related to the Company's redemption of all of its outstanding shares of Series A convertible preferred stock on July 18, 2003. The Company redeemed all of the outstanding shares of its Series A convertible preferred stock at a redemption price of $51.00 per share. The Company also paid accrued dividends on the preferred stock from July 1, 2003 through July 17, 2003 in the aggregate amount of $2.40 million. The $51.00 per share redemption price included a $1.00 per share redemption premium, or an aggregate premium of $25.5 million, and is reflected in basic earnings per common share in 2003.

        The basic earnings per common share calculations for 2003 and 2002 include gains of $0.8 million and $10.3 million, respectively, attributable to the repurchase of preferred stock. The Company did not recognize any such gains for 2004 since it had redeemed all shares of its outstanding preferred stock during the third quarter of 2003.

        For the purpose of calculating its diluted loss per common share for 2002, net earnings ascribed to common shareholders have been adjusted to exclude the gains attributable to the repurchase of preferred stock and to add back dividends attributable to such repurchased preferred stock, and the weighted average common shares outstanding also have been adjusted to reflect conversion of the shares of preferred stock repurchased during this period in accordance with the FASB's Emerging Issues Task Force Topic D-53 guidance.

        In calculating diluted earnings per common share, the Company's calculation of the weighted average number of common shares for 2004 and 2003 provides for the conversion of the Company's 3% convertible senior notes due June 2033 due to the application of EITF Issue No. 04-08, provides for the issuance of nine million shares of common stock reserved for the Company's previously announced asbestos settlement (as described above under the caption "Asbestos Settlement and Related Costs"), and provides for the exercise of dilutive stock options, net of assumed treasury stock repurchases. For 2002, the calculation of the weighted average number of common shares provides for the effect of the weighted average conversion of repurchased shares of preferred stock. The Company has not assumed the conversion of the outstanding preferred stock in the calculation of diluted loss per common share in 2002, because the treatment of the preferred stock as the common stock into which it was convertible would have been anti-dilutive, meaning the issuance would reduce the loss per common share. The Company did not reflect the shares of common stock reserved for issuance for the asbestos settlement in the calculation of diluted loss per common share in 2002, since the effect would have been anti-dilutive.

Liquidity and Capital Resources

        The discussion that follows contains:

  •
  a description of the Company's material commitments and contingencies,

  •
  a description of the Company's principal sources of liquidity,

  •
  a description of the Company's outstanding indebtedness,

  •
  an analysis of the Company's historical cash flows,

  •
  a description of the Company's derivative financial instruments, and

  •
  a description of the Company's shareholders' equity.

Material Commitments and Contingencies

Asbestos Settlement; Commitment Related to the Cryovac Transaction

        The Company recorded a charge of $512.5 million in the fourth quarter of 2002 covering the cash payment that the Company is required to make upon the effectiveness of a plan of reorganization in the bankruptcy of W. R. Grace & Co. The Company did not use cash in 2004 or 2003 with respect to this liability, and the Company cannot predict when it will be required to make this payment. The Company currently expects to fund this payment by using a combination of accumulated cash and future cash flows from operations, and funds available under its $350.0 million unsecured multi-currency credit facility or its accounts receivable securitization program, both described below, or a combination of these alternatives.

        The Company is subject to other contingencies related to the Cryovac transaction. Note 19, "Commitments and Contingencies," of the Notes to the Consolidated Financial Statements, which is contained in Item 8 of Part II of this Annual Report on Form 10-K, describes these contingencies under "Contingencies Related to the Cryovac Transaction" and is incorporated herein by reference.

Contractual Commitments

        The following table summarizes the Company's principal contractual obligations at December 31, 2004 and sets forth the amounts of required cash outlays in 2005 and future years (amounts in millions):

	Payments Due by Period
	Total	2005	2006-2007	2008-2009	Thereafter
Short-term borrowings	$19.8	$19.8	$—	$—	$—
Current portion of long-term debt	3.8	3.8	—	—	—
Long-term debt, exclusive of debt discounts and interest rate swap adjustments	2,100.8	—	275.0	534.0	1,291.8

Total debt(1)	2,124.4	23.6	275.0	534.0	1,291.8
Operating leases	94.1	27.6	38.9	15.3	12.3
Cash portion of the asbestos settlement, including accrued interest as of December 31, 2004(2)	571.4	571.4	—	—	—
Long-term equipment purchases for resale	15.0	4.5	10.5	—	—
Telecommunications and network agreement	10.5	3.5	7.0	—	—
Raw material contingent payment	7.3	—	—	—	7.3
Equipment and consumables agreement	1.6	1.6	—	—	—
Electricity agreement	4.1	2.2	1.9	—	—

Total contractual cash obligations	$2,828.4	$634.4	$333.3	$549.3	$1,311.4

(1)
Includes principal maturities (at face value) only.

(2)
This liability is reflected as a current liability due to the uncertainty of the timing of payment. Interest accrues on this amount at a rate of 5.5% per annum until it becomes due and payable.

  The asbestos settlement is described more fully in "Asbestos Settlement; Contingencies Related to the Cryovac Transaction" above.

        In addition to the obligation to pay the principal amount of the debt obligations discussed above, the Company is obligated under the terms of various operating leases covering some of the facilities that it occupies and some production equipment, most of which are accounted for as operating leases. The contractual operating lease obligations listed in the table above represent estimated future minimum annual rental commitments under non-cancelable real and personal property leases as of December 31, 2004. The long-term debt shown in the above table excludes unamortized bond discounts and interest rate swap adjustments as of December 31, 2004 and, therefore, represents the principal amount of the debt required to be repaid in each period.

        The Company has the following significant long-term contractual commitments:

  •
  $15.0 million remaining obligation for the purchase of equipment over a five-year period, which began in 2003, together with a potential termination fee in an amount to be determined. The Company's obligation is reduced or increased based on market price changes for the equipment and changes in the Packaging Machinery Manufacturers Index. Failure to purchase any of the minimum annual requirements in any year obligates the Company to pay an amount of 45% of such shortfall. During 2004 and 2003, the Company did not meet the minimum equipment purchase requirements and recorded a charge of $0.9 million and $1.0 million, respectively.

  •
  $10.5 million minimum remaining commitment for the purchase of telecommunications and network capacity and services over a four-year period that began in 2004.

  •
  $7.3 million to a supplier if the Company fails to purchase an additional 109.5 million pounds of specified raw materials, at the then current market price, over a ten-year period that ends in May 2012. The amount of the potential contingent payment declines in proportion to the Company's purchase of minimum quantities required under the contract. At December 31, 2004, the Company's purchases satisfied the minimum quantity requirements under the agreement.

  •
  $1.6 million to a supplier of equipment and consumables (declining to $0.3 million over the five-year term of the commitment) if the Company fails to purchase approximately $6.5 million of consumables per year over a five-year period that began in 2004.

  •
  3.1 million euros ($4.1 million at December 31, 2004) to a supplier of electricity over a two-year period that began in 2004.

Interest Payments

        During 2004 and 2003, the Company paid $141.3 million and $84.3 million, respectively, in interest payments. The Company currently expects to pay from $110.0 million to $120.0 million in interest payments in 2005, excluding the impact of interest rate swap transactions. The actual interest paid in 2005 may be different from this amount if the Company repurchases existing indebtedness, or incurs indebtedness under its existing lines of credit, or otherwise. This 2005 expected interest payment does not reflect payment of any accrued interest related to the asbestos settlement.

Income Tax Payments

        During 2004 and 2003, the Company paid $141.9 million and $161.3 million, respectively, in income taxes. The Company currently expects to pay between $160.0 million and $175.0 million in income taxes in 2005, assuming no asbestos settlement payment is made.

Contributions to Defined Benefit Pension Plans

        The Company maintains defined benefit pension plans for a limited number of its U.S. employees and for many of its non-U.S. employees. During 2004 and 2003, the Company paid $15.0 million and $9.1 million, respectively, in employer contributions to these defined benefit pension plans.

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

Principal Sources of Liquidity

        The Company's principal sources of liquidity are accumulated cash and short-term investments, cash flows from operations and amounts available under its existing lines of credit and its accounts receivable securitization facility.

Accumulated Cash and Cash Equivalents and Short-Term Investments

        As of December 31, 2004 and 2003, the Company had accumulated cash and cash equivalents of $358.0 million and $297.8 million, respectively, and short-term investments of $54.1 million and $67.2 million, respectively.

        The Company's short-term investments consist of auction rate securities, all of which are classified as available-for-sale securities. In 2004, the Company reclassified these securities from "cash and cash equivalents" to "short-term investments—available-for-sale securities." As a result, the Company reclassified the $67.2 million of auction rate securities held at December 31, 2003 from "cash and cash equivalents" to "short-term investments—available-for-sale securities." The Company also made corresponding adjustments to its Consolidated Statements of Cash Flows. These reclassifications had no impact on the results of operations of the Company. See Note 2, "Significant Accounting Policies—Short-Term Investments—Available-for-Sale Securities," to the Company's Consolidated Financial Statements, which describes these short-term investments.

Cash Flows from Operations

        The Company expects that it will continue to generate significant cash flows from operations. See "Analysis of Historical Cash Flows" below.

Revolving Credit Facilities

        The 2006 Facility.    On December 19, 2003, the Company entered into a $350.0 million unsecured multi-currency revolving credit facility that matures in 2006. The Company has not borrowed under the 2006 facility since its inception.

        The 2006 facility provides that the Company may borrow for working capital and general corporate purposes, including payment of a portion of the $512.5 million cash payment required to be paid upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy. See Note 19 for further discussion of this matter. The Company may re-borrow amounts repaid under the 2006 facility from time to time prior to the expiration or earlier termination of the facility. As of December 31, 2004, facility fees were payable at the rate of 0.15% per annum on the total amounts available under the 2006 facility.

        The Company's obligations under the 2006 facility bear interest at floating rates, which are generally determined by adding the applicable borrowing margin to the base rate or the interbank rate for the relevant currency and time period. The 2006 facility provides for changes in borrowing margins based on the Company's long-term senior unsecured debt ratings.

        The 2006 facility requires that, upon the occurrence of specified events that would adversely affect the settlement agreement in the Grace bankruptcy proceedings or would materially increase the Company's liability in respect of the Grace bankruptcy or the asbestos liability arising from the Cryovac transaction, the Company would be required to repay any amounts outstanding under the 2006 facility, or refinance the facility, within 60 days.

        ANZ Facility.    In March 2002, the Company entered into an Australian dollar 175.0 million, dual-currency revolving credit facility that expired on March 12, 2005. This facility was reduced to 170.0 million Australian dollars on May 31, 2004, as scheduled under the terms of the facility. The amount available was equivalent to U.S. $129.7 million at December 31, 2004. A syndicate of banks made this facility available to a group of the Company's Australian and New Zealand subsidiaries for general corporate purposes and the refinancing of previously outstanding indebtedness. The Company could have re-borrowed amounts repaid under the ANZ facility from time to time prior to the expiration or earlier termination of the facility. No amounts were outstanding under the ANZ facility at December 31, 2004 or 2003. In March 2005, the Company renewed the facility for a 5-year period expiring March 2010, with terms and conditions that are substantially equivalent to those in the expiring facility.

Accounts Receivable Securitization Program

        Since December 2001, the Company and a group of its U.S. subsidiaries have maintained an accounts receivable securitization program with a bank and an issuer of commercial paper administered by the bank. In December 2004, the parties extended this receivables facility for an additional term of three years ending December 7, 2007. Under this facility, the Company's two primary operating subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US), sell all of their eligible U.S. accounts receivable to Sealed Air Funding Corporation, an indirectly wholly-owned subsidiary of the Company. Sealed Air Funding in turn may sell undivided ownership interests in these receivables to the bank and the issuer of commercial paper, subject to specified conditions, up to a maximum of $125.0 million of receivables interests outstanding from time to time. The Company has undertaken to cause the operating subsidiaries to perform their obligations under the receivables facility.

        On April 2, 2003, the parties amended the receivables facility to provide that Sealed Air Funding could sell receivables interests aggregating up to $60.0 million, originated only by Sealed Air Corporation (US), to the bank or the issuer of commercial paper until a definitive asbestos settlement agreement, satisfactory to the bank, had been entered into. The receivables facility again became available for the sale of receivables interests originated by Cryovac, Inc. as well as Sealed Air Corporation (US), up to the original maximum of $125.0 million of receivables interests provided for by the receivables facility, on January 26, 2004.

        The receivables facility contains financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these ratios at December 31, 2004.

        The operating subsidiaries did not sell any receivables interests under the receivables facility during 2004 or 2003, and therefore the Company did not remove any related amounts from the consolidated assets reflected on the Company's consolidated balance sheets at December 31, 2004 or 2003.

        The receivables facility provides for a program fee of 0.375% per annum on the greater of the unpaid amount of the receivables interests sold by Sealed Air Funding and 50% of the $125.0 million purchase limit under the facility. The receivables facility also provides for a commitment fee of 0.20% per annum on the lesser of the unused portion of the facility and 50% of the purchase limit under the facility. At December 31, 2003, the receivables facility provided for a program fee of 0.45% per annum on the receivables interests sold by Sealed Air Funding, and a commitment fee of 0.40% per annum on the unused portion of the receivables facility.

        The costs associated with the receivables facility are reflected in other income, net, in the Company's consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002. These costs primarily relate to the loss on the sale of the receivables interests to the bank or the issuer of commercial paper, which was zero for 2004 and 2003 and $0.4 million for 2002, and program and commitment fees and other associated costs, which were $0.5 million, $0.6 million and $0.4 million for 2004, 2003 and 2002, respectively.

        See Note 4, "Accounts Receivable Securitization," of the Notes to the Consolidated Financial Statements for additional information concerning this program.

Other Lines of Credit

        Substantially all the Company's short-term borrowings of $19.8 million and $18.2 million at December 31, 2004 and 2003, respectively, were outstanding under lines of credit available to various of the Company's U.S. and foreign subsidiaries. Amounts available under these credit lines as of December 31, 2004 and 2003 were approximately $237.9 million and $215.3 million, respectively, of which approximately $218.1 million and $197.0 million, respectively, were unused.

        At December 31, 2004 and 2003, the Company had available committed and uncommitted lines of credit, including the credit lines discussed above, of $717.6 million and $693.7 million, respectively, of which $694.2 million and $675.4 million were unused. As of December 31, 2004 and 2003, the total available lines of credit included committed lines of credit of $479.7 million and $479.2 million, respectively, and uncommitted lines of credit of $237.9 million and $214.5 million, respectively. The Company's principal credit lines were all committed and consisted of the 2006 facility and the ANZ facility. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

Debt Ratings

        The Company's cost of capital and ability to obtain external financing may be affected by its debt ratings, which are periodically reviewed by credit rating agencies. The Company's long-term senior unsecured debt is currently rated Baa3 (stable outlook) by Moody's Investors Services, Inc. and BBB (negative outlook) by Standard & Poor's Rating Services, a division of the McGraw-Hill Companies. These ratings are among the ratings assigned by each of these organizations for investment grade long-term senior unsecured debt. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

Outstanding Indebtedness

        At December 31, 2004 and 2003, the Company's total debt outstanding consisted of the amounts set forth in the following table (amounts in millions):

	December 31, 2004	December 31, 2003
Short-term borrowings and current portion of long-term debt:
Short-term borrowings	$19.8	$18.2
Current portion of long-term debt	3.8	2.4

Total current debt	23.6	20.6

Long-term debt, less current portion:
5.625% Euro Notes due July 2006, less unamortized discount of $0.5 in 2004 and $0.7 in 2003(1)(2)	267.5	248.0
8.75% Senior Notes due July 2008, (plus) unamortized discount and fair value adjustment of $(4.0) in 2003(2)(3)	—	181.5
6.95% Senior Notes due May 2009, less unamortized discount of $0.9 in 2004 and $1.1 in 2003(2)	226.4	248.9
5.375% Senior Notes due April 2008, less unamortized discount and fair value adjustment of $8.7 in 2004 and $7.5 in 2003(2)(3)	291.3	292.5
5.625% Senior Notes due July 2013, less unamortized discount of $1.2 in 2004 and $1.3 in 2003(2)(4)	398.8	398.7
6.875% Senior Notes due July 2033, less unamortized discount of $1.6 in 2004 and 2003(2)(4)	448.4	448.4
3% Convertible Senior Notes due June 2033(2)(4)(5)	431.3	431.3
ANZ Credit Facility	—	—
Other	24.3	10.5

Total long-term debt, less current portion	2,088.0	2,259.8

Total debt	$2,111.6	$2,280.4

(1)
The carrying value of the euro notes increased $19.3 million in 2004, as a result of the strengthening of the euro compared to the U.S. dollar during 2004.

(2)
Interest is, or in the case of the 8.75% senior notes was, payable semiannually in arrears, except for interest on the euro notes which is paid annually.

(3)
Amounts include adjustments due to interest rate swaps. See Note 14, "Derivatives and Hedging Activities," of the Notes to the Company's Consolidated Financial Statements.

(4)
The Company used the net proceeds of these offerings and additional cash on hand, an aggregate of $1,298.1 million, to redeem the outstanding shares of its Series A convertible preferred stock in 2003.

(5)
Note 13, "Debt," of the Notes to the Company's Consolidated Financial Statements describes the conversion, redemption, put and other special provisions applicable to the 3% convertible senior notes.

Senior Notes Issued in July 2003; Recapitalization

        In July 2003, the Company issued a total of $1,281.3 million principal amount of its 5.625% senior notes, 6.875% senior notes and 3% convertible senior notes in transactions exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act of 1933, as amended. The total net proceeds from the July 2003 issuances were $1,261.1 million after deducting the initial purchasers' discount, unamortized bond discount (except for the 3% convertible senior notes) and other offering expenses. The net proceeds consisted of $395.6 million from the 5.625% senior notes, $444.0 million from the 6.875% senior notes and $421.5 million from the 3% convertible senior notes.

        On July 18, 2003, the Company used the net proceeds from these offerings and additional cash on hand to redeem its Series A convertible preferred stock at the redemption price of $51.00 per share or $1,298.1 million of cash, plus an amount equal to dividends accrued from July 1, 2003 through July 17, 2003, for which the Company used $2.4 million of cash. As discussed in "Analysis of Historical Cash Flows—Repurchases of Capital Stock" below and Note 16 to the Company's Consolidated Financial Statements, the Company had repurchased an aggregate of 750,600 shares of its Series A convertible preferred stock during 2003 prior to the July 18, 2003 redemption.

Covenants

        Each issue of the Company's outstanding senior notes and the Company's outstanding euro notes imposes limitations on the Company's operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. The 2006 facility contains financial covenants relating to interest coverage, debt leverage and minimum liquidity, and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the asbestos settlement agreement discussed above. The ANZ facility contains financial covenants relating to debt leverage, interest coverage and tangible net worth, and restrictions on the creation of liens, the incurrence of additional indebtedness and asset sales, in each case relating to the Australian and New Zealand subsidiaries of the Company that are borrowers under the facility. The Company was in compliance with these limitations at December 31, 2004 and 2003.

Analysis of Historical Cash Flows

Net Cash Provided by Operating Activities

        Net cash provided by operating activities was $436.2 million in 2004, $469.7 million in 2003 and $323.9 million in 2002. The decrease in 2004 compared with 2003 was primarily due to lower net earnings after adjustments for non-cash items, and to a lesser extent, changes in operating assets and liabilities in the ordinary course of business, as described below under "Changes in Working Capital."

        The increase in 2003 compared with 2002 was primarily due to the following:

  •
  changes in the accounts receivable facility, which is described above; and

  •
  changes in operating assets and liabilities in the ordinary course of business, as discussed below under "Changes in Working Capital."

        In 2001, the Company sold receivables interests totaling $95.6 million to the financial institutions participating in the Company's accounts receivable facility. Such receivables interests were not replaced with additional receivables interests in 2002. As a result, the Company recorded a reduction in net cash provided by operating activities in 2002. The financial institutions participating in the accounts receivable facility held no receivables interests at the beginning or end of 2003 or 2004. Therefore, the accounts receivables facility had no effect on net cash provided by operating activities in 2003 or 2004.

Net Cash Used in Investing Activities

        Net cash used in investing activities amounted to $91.0 million in 2004, $190.6 million in 2003 and $96.9 million in 2002. In each year, investing activities consisted primarily of capital expenditures and acquisitions, and in 2004 and 2003 also consisted of purchases and sales of available-for-sale securities. The decrease in net cash used in 2004 was primarily due to an increase in net proceeds of $80.3 million related to net purchases and sales of available-for-sale securities, and to a lesser extent, lower levels of capital expenditures. The increase in net cash used in these activities in 2003 was due to net purchases of $67.2 million related to net purchases and sales of available-for-sale securities and higher capital expenditures. The Company did not hold any available-for-sale securities during 2002.

        Cash used to complete acquisitions was $6.4 million in 2004, $2.5 million in 2003 and $10.5 million in 2002. In each year, cash used for acquisitions was net of cash acquired in those acquisitions. Cash acquired in acquisitions was not material in 2004, 2003 or 2002. The Company did not assume any debt in acquisitions in 2004, 2003 or 2002.

Capital Expenditures

        Capital expenditures were $102.7 million in 2004, $124.3 million in 2003 and $91.6 million in 2002. Capital expenditures for the Company's food packaging segment amounted to $81.3 million, $95.5 million and $65.2 million and for the protective packaging segment amounted to $21.4 million, $28.8 million and $26.4 million in 2004, 2003 and 2002, respectively.

        The decrease in capital expenditures in 2004 was primarily due to the completion early in the year of two new plants in the United States and one in Eastern Europe, as well as the improved productivity of existing assets, which allowed the Company to defer spending on incremental capacity. The increase in capital expenditures in 2003 was primarily due to spending related to construction of new plants in the United States and Eastern Europe. The Company expects to continue to make capital expenditures as it deems appropriate to expand its business, to replace depreciating property, plant and equipment and to improve productivity. The Company currently anticipates that capital expenditures for the year ended December 31, 2005 will be in the range of $125 million to $150 million. The Company's projection of capital expenditures for 2005 is based upon its capital expenditure budget for 2005, the status of approved but not yet completed capital projects, anticipated future projects and historic spending trends.

Net Cash Used in Financing Activities

        Net cash used in financing activities amounted to $300.3 million in 2004, $108.9 million in 2003 and $101.5 million in 2002.

        The increase in net cash used in financing activities in 2004 compared with 2003 was primarily due to the following:

  •
  a decrease in proceeds from long-term debt in 2004 due to the receipt of net cash proceeds of $1,557.2 million from the issuance of the 5.375% senior notes in April 2003 and the 5.625% senior notes, the 6.875% senior notes and the 3% convertible senior notes in July 2003, as discussed above;

  •
  an increase of $49.5 million in cash used to repurchase the Company's capital stock, as discussed below. In 2004, the Company used $86.2 million to purchase its common stock, compared with $36.7 million used in 2003 to purchase its Series A convertible preferred stock;

        partially offset by:

  •
  $1,298.1 million of cash used to redeem all of the outstanding shares of Series A convertible preferred stock on July 18, 2003, as discussed above;

  •
  $41.9 million of cash used in 2003 to pay dividends on the Company's Series A convertible preferred stock, prior to its redemption in July 2003;

  •
  an increase of $37.9 million in net proceeds from short-term borrowings, as the Company had net proceeds of $0.6 million in 2004 compared with net payments in 2003 of $37.3 million; and

  •
  a decrease of $38.9 million for the payment of long-term debt, as the Company used $237.8 million of cash in 2004 compared with $276.7 million in 2003; the amounts in both periods include the cash used to redeem and repurchase long-term debt as discussed below.

        The increase in net cash used in financing activities in 2003 compared with 2002 was primarily due to the following:

  •
  cash of $1,298.1 million used in 2003 to redeem all of the outstanding shares of Series A convertible preferred stock on July 18, 2003, as discussed above;

  •
  an increase in cash used of $36.7 million for the payment of long-term debt, as the Company used $276.7 million of cash in 2003 and $240.0 million of cash in 2002 for that purpose; the amounts in 2003 include the cash used to repurchase capital market debt as discussed below;

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

  •
  a decrease in net payments of short-term borrowings of $39.8 million, as the Company used $37.3 million of cash in 2003 and $77.1 million in 2002 for that purpose; and

  •
  net proceeds of $13.9 million in 2003 from the Company's termination of U.S. Treasury lock agreements that were entered into to manage interest rate risks arising from the then-planned issuance of the 5.375% senior notes, the 5.625% senior notes and the 6.875% senior notes, as described more fully in "Derivative Financial Instruments" below.

Repurchases of Capital Stock

        The Company repurchased 1,781,000 shares of its common stock at a cost of $86.2 million in 2004, 750,600 shares of its Series A convertible preferred stock at a cost of $36.7 million in 2003 and 782,500 shares of its preferred stock at a cost of approximately $28.8 million in 2002. The average price per share of these common or preferred stock repurchases was $48.38, $48.94 and $36.85 in 2004, 2003 and 2002, respectively. As discussed in "Outstanding Indebtedness—Senior Notes Issued in July 2003; Recapitalization" above and Note 13 to the Company's Consolidated Financial Statements, in July 2003 the Company issued $1,281.3 million of senior notes. The Company used an aggregate of $1,298.1 million from the proceeds of these offerings and additional cash on hand to redeem the outstanding shares of its Series A convertible preferred stock.

        The share repurchases described above were made under a program previously adopted by the Company's Board of Directors. The share repurchase program authorized the repurchase of up to approximately 16,977,000 shares of common stock, which included Series A convertible preferred stock on an as-converted basis prior to its redemption. As of December 31, 2004, the Company had repurchased approximately 11,897,000 shares of common stock and preferred stock on an as-converted basis, and the remaining repurchase authorization covered approximately 5,080,000 shares of common stock. The Company may from time to time continue to repurchase its common stock.

Debt Redemption and Repurchases

2004 Debt Redemption:

        On November 26, 2004, the Company used net cash of $211.8 million to redeem the entire outstanding aggregate principal amount, $177.5 million, of its 8.75% senior notes due July 1, 2008 and terminated interest rate swaps on the 8.75% senior notes having a total notional amount of $150.0 million. The Company had issued the senior notes on June 26, 2001 under Rule 144A and Regulation S of the Securities Act of 1933. The Company determined the redemption price in accordance with the indenture governing the notes. The net cash used of $211.8 million consisted of cash used to purchase the senior notes at a premium plus accrued interest of $213.4 million and cash received of $1.6 million related to the termination of the interest rate swaps. The Company completed the redemption, funded with available cash, at a premium to the face amount of the notes, which resulted in a loss of $29.6 million, which the Company reflected in the statement of operations as "Loss on debt redemption and repurchases." The annual interest expense on the redeemed notes was approximately $15.5 million, without giving effect to any interest rate swaps and the amortization of amounts related to the senior notes.

2004 and 2003 Debt Repurchases:

        In November and December 2004, the Company used available cash of $25.2 million to repurchase in the open market $22.7 million face amount of its 6.95% senior notes due May 2009, which included accrued interest and related fees. Since the Company completed these repurchases at a premium to the face amount of the notes, it incurred a loss of $2.6 million, which the Company reflected in the statement of operations as "Loss on debt redemption and repurchases."

        In December 2003, the Company used net cash of $208.2 million to repurchase in the open market $122.5 million face amount of its 8.75% senior notes and $50.0 million face amount of its 6.95% senior notes and terminated interest rate swaps on the 8.75% senior notes with a total notional amount of $100.0 million. The net cash used of $208.2 million consisted of cash used to purchase the senior notes at a premium plus accrued interest and related fees of $208.9 million and cash received of $0.7 million related to the termination of the interest rate swaps. The Company completed these repurchases at premiums to the face amounts of the notes, which resulted in a loss of $33.6 million, which the Company reflected in the statement of operations as "Loss on debt redemption and repurchases."

        The Company may from time to time continue to repurchase or otherwise retire its outstanding indebtedness.

Changes in Working Capital

        At December 31, 2004, working capital (current assets less current liabilities) was $307.4 million compared with $280.4 million at December 31, 2003.

        The increase in the Company's working capital during 2004 arose primarily from the following changes:

  •
  an increase of $47.3 million in notes and accounts receivable, primarily due to $29.0 million from the effects of foreign currency translation and, to a lesser extent, an increase in net sales (excluding foreign exchange) during the fourth quarter of 2004 compared with the fourth quarter of 2003;

  •
  an increase of $46.7 million in inventories, primarily due to increased petrochemical-based raw materials costs from December 31, 2003, quantity increases in the ordinary course of business and $15.8 million from the effects of foreign currency translation; and

  •
  an increase in cash and cash equivalents of $60.2 million primarily due to cash flows generated from operations;

        partially offset by;

  •
  an increase of $56.8 million in accounts payable due to the timing of payments to vendors, the increased levels of inventory as discussed above, and to a lesser extent, $8.4 million from the effects of foreign currency translation;

  •
  an increase of $16.9 million in accrued restructuring costs which are described above more fully in "2004 Restructuring Program;" and

  •
  an increase of $22.2 million in accrued interest primarily due to $29.9 million of accrued interest related to the asbestos settlement liability, partially offset by a net decrease in accrued interest of $6.3 million related to the 8.75% senior notes that were redeemed in November 2004, as discussed above.

Current and Quick Ratios

        The ratio of current assets to current liabilities, known as the current ratio, was 1.2 at December 31, 2004 and 2003. The ratio of current assets less inventory to current liabilities, known as the quick ratio, was 0.9 at December 31, 2004 and 2003.

Derivative Financial Instruments

Interest Rate Swaps

        At December 31, 2004, the Company had interest rate swaps with a total notional amount of $300.0 million that qualify and were designated as fair value hedges. The Company entered into these interest rate swaps to convert the 5.375% senior notes into floating rate debt. At December 31, 2004, the Company recorded a reduction to long-term debt to record the fair value of the 5.375% senior notes due to changes in interest rates of $7.6 million and an offsetting adjustment to other liabilities to record the fair value of the related interest rate swaps.

        In connection with the Company's redemption of the entire outstanding principal amount, $177.5 million, of its 8.75% senior notes in November 2004, as discussed above, the Company terminated interest rate swaps with a total notional amount of $150.0 million and received net cash proceeds of $1.6 million.

        The Company also reduced interest expense by $6.2 million for the year ended December 31, 2004, due to the impact of interest rate swaps that were outstanding during the year.

Foreign Currency Forward Contracts

        At December 31, 2004, the Company was party to foreign currency forward contracts, which did not have a significant impact on the Company's liquidity.

        For further discussion about these contracts and other financial instruments, see Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."

Shareholders' Equity

        The Company's shareholders' equity was $1,333.5 million at December 31, 2004, $1,123.6 million at December 31, 2003, and $813.0 million at December 31, 2002.

        Shareholders' equity increased in 2004 principally due to the following:

  •
  net earnings of $215.6 million;

  •
  a reduction of foreign currency translation adjustment of $69.2 million;

  •
  the net effect of transactions under the Company's contingent stock plan of $9.8 million;

        partially offset by:

  •
  repurchases of the Company's common stock in 2004 at a cost of $86.2 million.

        Shareholders' equity increased in 2003 principally due to the following:

  •
  net earnings of $240.4 million;

  •
  a reduction of foreign currency translation adjustment of $75.2 million;

  •
  the conversion of preferred stock into common stock of $16.9 million;

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

Recently Issued Statements of Financial Accounting Standards, Accounting Guidance and Disclosure Requirements

        The Company is subject to numerous recently issued statements of financial accounting standards, accounting guidance and disclosure requirements. Note 20, "New Accounting Pronouncements—Recently Issued Statements of Financial Accounting Standards, Accounting Guidance and Disclosure Requirements," of the Notes to the Consolidated Financial Statements, which is contained in Item 8 of Part II of this Annual Report on Form 10-K, describes these new accounting pronouncements and is incorporated herein by reference.

Critical Accounting Policies and Estimates

        The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, known as US GAAP. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Estimates and assumptions are evaluated on an ongoing basis and are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates, and while any differences may be material to the Company's consolidated financial statements, the Company does not believe that the differences, taken as a whole, will be material.

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

        Commitments and Contingencies—Litigation—On an ongoing basis, the Company assesses the potential liabilities related to any lawsuits or claims brought against it. While it is typically very difficult to determine the timing and ultimate outcome of these actions, the Company uses its best judgment to determine if it is probable that it will incur an expense related to the settlement or final adjudication of these matters and whether a reasonable estimation of the probable loss, if any, can be made. In assessing probable losses, the Company makes estimates of the amount of insurance recoveries, if any. The Company accrues a liability when it believes a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recovery, it is possible that disputed matters may be resolved for amounts materially different from any provisions or disclosures that the Company has previously made.

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

        Self-Insurance—The Company retains the obligation for specified claims and losses related to property, casualty, workers' compensation and employee benefit claims. The Company accrues for outstanding reported claims, claims that have been incurred but not reported, and projected claims based upon management's estimates of the aggregate liability for uninsured claims using historical experience, insurance company estimates and the estimated trends in claim values. Although management believes it has the ability to adequately project and record estimated claim payments, actual results could differ significantly from the recorded liabilities.

        Pensions—Although the Company maintains a non-contributory profit sharing plan and contributory thrift and retirement savings plans in which most U.S. employees of the Company are eligible to participate, the Company does maintain defined benefit pension plans for a limited number of its U.S. employees and for many of its non-U.S. employees. The Company accounts for these pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions." Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and performance of plan assets. The principal assumptions concern the discount rate used to measure future obligations, the expected future rate of return on plan assets, the expected rate of future compensation increases and various other actuarial assumptions. Changes to these assumptions could have a significant impact on costs and liabilities recorded under SFAS No. 87.

        Income Taxes—The Company's deferred tax assets arise from net deductible temporary differences and tax benefit carryforwards. The Company believes that its taxable earnings during the periods when the temporary differences giving rise to deferred tax assets become deductible or when tax benefit carryforwards may be utilized should be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration date of tax benefit carryforwards or the projected taxable earnings indicate that realization is not likely, the Company provides a valuation allowance.

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

Forward-Looking Statements

        Some of the statements made by the Company in this report, in documents incorporated by reference herein, and in future oral and written statements by the Company, may be forward-looking. These statements reflect the Company's beliefs and expectations as to future events and trends affecting the Company's business, its financial condition and its results of operations. These forward-looking statements are based upon the Company's current expectations concerning future events and discuss, among other things, anticipated future performance and future business plans. Forward-looking statements are identified by such words and phrases as "anticipates," "believes," "could be," "estimates," "expects," "intends," "plans to," "will" and similar expressions. Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside the control of the Company, which could cause actual results to differ materially from these statements.

        The Company recognizes that it is subject to a number of risks and uncertainties that may affect the future performance of the Company, such as:

  •
  economic, political, business and market conditions in the geographic areas in which it conducts business;

  •
  factors affecting the customers, industries and markets that use the Company's packaging materials and systems;

  •
  raw material availability and pricing;

  •
  changes in energy-related expenses or disruptions in energy supply;

  •
  the effects of animal and food-related health issues, such as bovine spongiform encephalopathy, also known as BSE or "mad-cow" disease, and foot-and-mouth disease, as well as other health issues affecting trade;

  •
  import/export restrictions;

  •
  competitive factors;

  •
  disruptions to data or voice communication networks;

  •
  changes in the value of foreign currencies against the U.S. dollar;

  •
  changes in the Company's relationships with customers and suppliers;

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

  •
  the Company's working capital management proficiency;

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices, which may adversely affect its financial condition and results of operations. The Company seeks to minimize these risks through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company does not purchase, hold or sell derivative financial instruments for trading purposes.

Interest Rates

        From time to time, the Company may use interest rate swaps, collars or options to manage its exposure to fluctuations in interest rates.

        The Company's interest rate swaps are described in Note 14, "Derivatives and Hedging Activities," of the Notes to the Consolidated Financial Statements, which is contained in Item 8 of Part II of this Annual Report on Form 10-K.

        The Company reduced interest expense by $6.2 million and $4.2 million for the years ended December 31, 2004 and 2003, respectively, due to the impact of interest rate swaps that were outstanding during each year.

        At December 31, 2004 and 2003, the Company had no collars or options outstanding.

        The fair value of the Company's fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At December 31, 2004, the carrying value of the Company's total debt, which includes the impact of outstanding interest rate swaps, was $2,111.6 million of which $2,091.8 million was fixed-rate debt. At December 31, 2003, the carrying value of the Company's total debt, which includes the impact of outstanding interest rate swaps, was $2,280.4 million of which approximately $2,262.2 million was fixed-rate debt. The estimated fair value of the Company's total debt, including the impact of outstanding interest rate swaps, and the cost of replacing the Company's fixed rate debt with borrowings at current market rates, was $2,231.6 million at December 31, 2004 compared with $2,445.3 million at December 31, 2003. A hypothetical 10% decrease in interest rates would result in an increase in the fair value of the total debt balance at December 31, 2004 of $123.7 million. These changes in the fair value of the Company's fixed rate debt do not alter the Company's obligations to repay the outstanding principal amount of such debt.

Foreign Exchange Rates

        The Company may use other derivative instruments from time to time, such as foreign exchange options to manage exposure due to foreign exchange rates and interest rate and currency swaps to gain access to additional sources of international financing, while limiting foreign exchange exposure and limiting or adjusting interest rate exposure by swapping borrowings in one currency for borrowings denominated in another currency. At December 31, 2004 and 2003, the Company had no foreign exchange options or interest rate and currency swap agreements outstanding.

        The Company uses foreign currency forward contracts to fix the amount payable on transactions denominated in foreign currencies. The terms of these instruments are generally twelve months or less. At December 31, 2004 and 2003, the Company had foreign currency forward contracts with an aggregate notional amount of approximately $342.3 million and $161.9 million, respectively. The estimated fair values of these contracts, which represent the estimated net payments that would be paid or received by the Company in the event of termination of these contracts based on the then current foreign exchange rates, was zero and a net payable of $0.2 million at December 31, 2004 and 2003, respectively. A hypothetical 10% adverse change in foreign exchange rates at December 31, 2004 would have caused the Company to pay approximately $3.1 million to terminate these contracts.

        The Company's outstanding debt is generally denominated in the functional currency of the borrowing subsidiary. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $292.0 million and $270.6 million at December 31, 2004 and 2003, respectively. The Company believes that this enables it to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities.

Commodities

        The Company uses various commodity raw materials such as plastic resins and energy products such as electric power and natural gas in conjunction with its manufacturing processes. Generally, the Company acquires these components at market prices and does not use financial instruments to hedge commodity prices. Moreover, the Company maintains minimal inventory levels of commodity raw materials and does not purchase substantial quantities in advance of its production requirements. As a result, the Company is exposed to market risks related to changes in commodity prices of these components.

Item 8.    Financial Statements and Supplementary Data

        The following consolidated financial statements of the Company are filed as part of this report.

Sealed Air Corporation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Sealed Air Corporation:

        We have audited the accompanying consolidated balance sheets of Sealed Air Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, cash flows and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited consolidated financial statement schedule II—valuation and qualifying accounts and reserves. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sealed Air Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sealed Air Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in "Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)," and our report dated March 21, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
Short Hills, New Jersey
March 21, 2005

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended December 31, 2004, 2003 and 2002

(In millions of dollars, except for per share data)

	2004	2003	2002
Net sales	$3,798.1	$3,531.9	$3,204.3
Cost of sales	2,636.0	2,419.1	2,146.7

Gross profit	1,162.1	1,112.8	1,057.6
Marketing, administrative and development expenses	626.1	572.4	541.9
Restructuring and other charges (credits)	33.0	(0.5)	(1.3)

Operating profit	503.0	540.9	517.0
Interest expense	(153.7)	(136.0)	(65.9)
Asbestos settlement and related costs	(2.0)	(2.8)	(850.1)
Loss on debt redemption and repurchases	(32.2)	(33.6)	—
Other income, net	7.8	8.4	7.1

Earnings (loss) before income taxes	322.9	376.9	(391.9)
Income tax expense (benefit)	107.3	136.5	(82.8)

Net earnings (loss)	$215.6	$240.4	$(309.1)

Less: Excess of redemption price over book value of Series A convertible preferred stock	—	25.5	—
Add: Excess of book value over repurchase price of Series A convertible preferred stock	—	0.8	10.3
Less: Series A convertible preferred stock dividends	—	28.6	53.8

Net earnings (loss) ascribed to common shareholders—basic	$215.6	$187.1	$(352.6)

Earnings (loss) per common share:
Basic	$2.56	$2.21	$(4.20)

Diluted	$2.25	$1.97	$(4.30)

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and 2003

(In millions of dollars, except share data)

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$358.0	$297.8
Short-term investments—available-for-sale	54.1	67.2
Notes and accounts receivable, net of allowances for doubtful accounts of $18.4 in 2004 and $17.9 in 2003	662.5	615.2
Inventories	417.9	371.2
Prepaid expenses and other current assets	17.0	18.8
Deferred income taxes	101.7	100.6

Total current assets	1,611.2	1,470.8
Property and equipment, net	1,008.6	1,042.4
Goodwill	1,953.4	1,939.5
Deferred income taxes	66.3	42.0
Other assets	215.5	209.4

Total Assets	$4,855.0	$4,704.1

Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings	$19.8	$18.2
Current portion of long-term debt	3.8	2.4
Accounts payable	248.5	191.7
Deferred income taxes	5.7	5.8
Asbestos settlement liability	512.5	512.5
Other current liabilities	513.5	459.8

Total current liabilities	1,303.8	1,190.4
Long-term debt, less current portion	2,088.0	2,259.8
Deferred income taxes	26.9	34.9
Other liabilities	102.8	95.4

Total Liabilities	3,521.5	3,580.5

Commitments and contingencies (Note 19)
Shareholders' equity:
Preferred stock, $0.10 par value per share. Authorized 50,000,000 shares; no shares issued in 2004 and 2003	—	—
Common stock, $0.10 par value per share. Authorized 400,000,000 shares; issued 85,836,102 shares in 2004 and 85,547,227 shares in 2003	8.6	8.6
Common stock reserved for issuance related to asbestos settlement, 9,000,000 shares, $0.10 par value per share, in 2004 and 2003	0.9	0.9
Additional paid-in capital	1,059.8	1,046.9
Retained earnings	459.3	243.7
Deferred compensation	(17.9)	(16.3)

	1,510.7	1,283.8

Minimum pension liability, net of taxes	(3.3)	(1.6)
Cumulative translation adjustment	(77.8)	(147.0)
Unrecognized gain on derivative instruments, net of taxes	7.6	8.0

Accumulated other comprehensive loss	(73.5)	(140.6)

Cost of treasury common stock, 2,211,886 shares in 2004 and 461,785 shares in 2003	(103.7)	(19.6)

Total Shareholders' Equity	1,333.5	1,123.6

Total Liabilities and Shareholders' Equity	$4,855.0	$4,704.1

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

Years Ended December 31, 2004, 2003 and 2002

(In millions of dollars)

		Common Stock Reserved for Issuance Related to Asbestos Settlement					Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Treasury Common Stock	Cumulative Translation Adjustment	Unrecognized Gain (Loss) on Derivative Instruments	Minimum Pension Liability	Total
Balance at December 31, 2001	$8.4	$—	$699.1	$394.8	$(11.0)	$(31.1)	$(207.7)	$(0.1)	$(2.2)	$850.2
Effect of contingent stock transactions, net	0.1	—	6.1	—	1.1	—	—	—	—	7.3
Shares issued for non-cash compensation	—	—	0.1	—	—	—	—	—	—	0.1
Exercise of stock options	—	—	0.9	—	—	—	—	—	—	0.9
Purchase of preferred stock	—	—	10.3	—	—	—	—	—	—	10.3
Conversion of preferred stock	—	—	—	—	—	—	—	—	—	—
FAS 87 pension adjustment, net of taxes	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	(14.5)	—	—	(14.5)
Unrecognized gain on derivative instruments, net of taxes	—	—	—	—	—	—	—	0.1	—	0.1
Net loss	—	—	—	(309.1)	—	—	—	—	—	(309.1)
Dividends on preferred stock	—	—	—	(53.8)	—	—	—	—	—	(53.8)
Common stock reserved for issuance related to the asbestos settlement	—	0.9	320.6	—	—	—	—	—	—	321.5

Balance at December 31, 2002	8.5	0.9	1,037.1	31.9	(9.9)	(31.1)	(222.2)	—	(2.2)	813.0

Effect of contingent stock transactions, net	0.1	—	14.6	—	(6.4)	—	—	—	—	8.3
Shares issued for non-cash compensation	—	—	(1.7)	—	—	11.5	—	—	—	9.8
Exercise of stock options	—	—	4.7	—	—	—	—	—	—	4.7
Redemption of preferred stock	—	—	(25.5)	—	—	—	—	—	—	(25.5)
Purchase of preferred stock	—	—	0.8	—	—	—	—	—	—	0.8
Conversion of preferred stock	—	—	16.9	—	—	—	—	—	—	16.9
FAS 87 pension adjustment, net of taxes	—	—	—	—	—	—	—	—	0.6	0.6
Foreign currency translation	—	—	—	—	—	—	75.2	—	—	75.2
Unrecognized gain on derivative instruments, net of taxes	—	—	—	—	—	—	—	8.0	—	8.0
Net earnings	—	—	—	240.4	—	—	—	—	—	240.4
Dividends on preferred stock	—	—	—	(28.6)	—	—	—	—	—	(28.6)

Balance at December 31, 2003	8.6	0.9	1,046.9	243.7	(16.3)	(19.6)	(147.0)	8.0	(1.6)	1,123.6

Effect of contingent stock transactions, net	—	—	11.6	—	(1.6)	(0.2)	—	—	—	9.8
Shares issued for non-cash compensation	—	—	0.2	—	—	—	—	—	—	0.2
Shares issued for pre-paid royalties to a non-employee	—	—	—	—	—	2.3	—	—	—	2.3
Exercise of stock options	—	—	1.1	—	—	—	—	—	—	1.1
Purchase of common stock	—	—	—	—	—	(86.2)	—	—	—	(86.2)
FAS 87 pension adjustment, net of taxes	—	—	—	—	—	—	—	—	(1.7)	(1.7)
Foreign currency translation	—	—	—	—	—	—	69.2	—	—	69.2
Unrecognized loss on derivative instruments, net of taxes	—	—	—	—	—	—	—	(0.4)	—	(0.4)
Net earnings	—	—	—	215.6	—	—	—	—	—	215.6

Balance at December 31, 2004	$8.6	$0.9	$1,059.8	$459.3	$(17.9)	$(103.7)	$(77.8)	$7.6	$(3.3)	$1,333.5

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

(In millions of dollars)

	2004	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$215.6	$240.4	$(309.1)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	159.6	154.1	144.1
Other amortization	19.9	19.1	20.9
Amortization of senior debt related items and other	3.2	2.4	1.3
Non-cash portion of restructuring and other charges	10.3	—	—
Non-cash portion of asbestos settlement	—	—	321.5
Deferred tax provisions	(32.7)	(23.4)	(257.2)
Net loss on long-term debt redemption and repurchases	32.2	33.6	—
Net loss on disposals of property and equipment	0.9	2.3	0.1
Changes in operating assets and liabilities, net of businesses acquired:
Change in the Receivables Facility	—	—	(95.6)
Change in notes and accounts receivable, net of Receivables Facility	(19.1)	(20.3)	(22.7)
Inventories	(29.1)	(11.6)	(32.6)
Other current assets	2.4	(5.4)	(2.1)
Other assets	(16.3)	(2.9)	(20.6)
Accounts payable	48.5	9.2	23.7
Income taxes payable	2.6	4.0	12.7
Asbestos settlement liability	—	—	512.5
Other current liabilities	37.5	57.5	25.1
Other liabilities	0.7	10.7	1.9

Net cash provided by operating activities	436.2	469.7	323.9

Cash flows from investing activities:
Capital expenditures for property and equipment	(102.7)	(124.3)	(91.6)
Purchases of available-for-sale securities	(403.0)	(203.3)	—
Sale of available-for-sale securities	416.1	136.1	—
Proceeds from sales of property and equipment	5.0	3.4	5.2
Businesses acquired in purchase transactions, net of cash acquired and other	(6.4)	(2.5)	(10.5)

Net cash used in investing activities	(91.0)	(190.6)	(96.9)

Cash flows from financing activities:
Proceeds from long-term debt	20.4	1,582.0	281.4
Payment of long-term debt, including debt redemption and repurchases	(237.8)	(276.7)	(240.0)
Payment of senior debt issuance costs	—	(19.5)	—
Net proceeds from the termination of interest rate swap agreements	1.6	0.7	2.7
Net proceeds from the termination of treasury lock agreements	—	13.9	—
Net proceeds (payments) of short-term borrowings	0.6	(37.3)	(77.1)
Repurchases of common stock	(86.2)	—	—
Repurchases of preferred stock	—	(36.7)	(28.8)
Redemption of preferred stock	—	(1,298.1)	—
Dividends paid on preferred stock	—	(41.9)	(40.5)
Proceeds from stock option exercises	1.1	4.7	0.8

Net cash used in financing activities	(300.3)	(108.9)	(101.5)

Effect of exchange rate changes on cash and cash equivalents	15.3	0.8	(12.5)

Cash and cash equivalents:
Net change during the period	60.2	171.0	113.0
Balance, beginning of period	297.8	126.8	13.8

Balance, end of period	$358.0	$297.8	$126.8

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2004, 2003 and 2002

(In millions of dollars)

	2004	2003	2002
Net earnings (loss)	$215.6	$240.4	$(309.1)
Other comprehensive income (loss):
Minimum pension liability, net of income tax (benefit) expense of $(1.0), $0.5 and $0.1 in 2004, 2003 and 2002, respectively	(1.7)	0.6	—
Unrecognized gain (loss) on derivative instruments, net of income tax (benefit) expense of $(0.4), $5.3 and $0.1 in 2004, 2003 and 2002, respectively	(0.4)	8.0	0.1
Foreign currency translation adjustments	69.2	75.2	(14.5)

Comprehensive income (loss)	$282.7	$324.2	$(323.5)

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in tables in millions of dollars, except share and per share data)

Note 1 General

        Sealed Air Corporation (the "Company"), operating through its subsidiaries, manufactures and sells a wide range of food and protective packaging products.

        The Company conducts substantially all of its business through two direct wholly-owned subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US). These two subsidiaries directly and indirectly own substantially all of the assets of the business and conduct operations themselves and through subsidiaries around the globe. The Company adopted this corporate structure in connection with the Cryovac transaction. See Note 19 for a description of the Cryovac transaction and related terms used in these notes.

Note 2 Summary of Significant Accounting Policies

Basis of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company has eliminated all significant intercompany transactions and balances in consolidation. All amounts are approximate due to rounding. Prior period amounts have been reclassified to conform to the current year's presentation. Such reclassifications included the following:

  •
  Effective January 1, 2004, the Company renamed its two reportable business segments as "Food Packaging" and "Protective Packaging." This change reflects the Company's decision to include its medical films, tubing and connectors, which are used with a wide variety of medical applications, in the segment with its food packaging products. These specialty products had previously been a part of the same segment as the Company's protective packaging products. In addition, commencing as of January 1, 2004, the Company has allocated the expenses related to the implementation of its global information systems to its reportable business segments rather than reflecting them in the unallocated corporate operating expenses. See Note 3, "Business Segment Information."

  •
  For the year ended December 31, 2004, the Company included the amortization of capitalized senior debt issuance costs in interest expense. Previously, the amortization expense was included in administrative expenses.

  •
  In 2004, the Company reclassified its auction rate securities from cash and cash equivalents to short-term investments—available-for-sale securities. As a result, the Company reclassified the $67.2 million of auction rate securities held at December 31, 2003 from "cash and cash equivalents" to "short-term investments—available-for-sale securities." The Company also made corresponding adjustments to its Consolidated Statements of Cash Flows to reflect the purchases and sales of these securities as investing cash flows. These reclassifications had no impact on the results of operations of the Company. See "Short-Term Investments—Available-for-Sale Securities" below.

  •
  Certain deferred tax assets in the amount of $43.0 million have been reclassified from non-current to current as of December 31, 2003 to conform to the current year's presentation. This reclassification had no impact on the results of operations or cash flows of the Company.

Use of Estimates

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, known as US GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. These estimates include assessing the collectibility of accounts receivable, the use and recoverability of inventory, the realization of deferred tax assets, useful lives and recoverability of tangible and intangible assets, assumptions used in the Company's defined benefit pension plans, estimates related to self-insurance such as the aggregate liability for uninsured claims using historical experience, insurance company estimates and estimated trends in claim values, valuation allowances related to deferred taxes, and accruals for commitments and contingencies, among others. The Company reviews estimates and assumptions periodically and reflects the effects of revisions in the consolidated financial statements in the period it determines any revisions to be necessary. Actual results could differ from these estimates.

Revenue Recognition

        The Company's revenue earning activities primarily involve manufacturing and selling products, and the Company considers revenues to be earned when the Company has completed the process by which it is entitled to receive consideration. The following criteria are used for revenue recognition: persuasive evidence that an arrangement exists, shipment has occurred, selling price is fixed or determinable, and collection is reasonably assured.

Cash and Cash Equivalents

        The Company considers investments with original maturities of three months or less to be cash equivalents. The Company's policy is to invest cash in excess of short-term operating and debt service requirements in cash equivalents and short-term investments (discussed below). These instruments are stated at cost, which approximates market value because of the short maturity of the instruments.

Short-Term Investments—Available-for-Sale Securities

        The Company's short-term investments consist of auction rate securities, all of which are classified as available-for-sale securities. Such classification is determined at the time of purchase and reevaluated as of each balance sheet date. Available-for-sale securities are marked-to-market based on quoted market values of the securities, with the unrealized gains or losses reported as a component of accumulated other comprehensive income (loss), net of tax. The Company recognizes realized gains and losses on the sales of the securities on a specific identification method and includes them in other income, net, in the consolidated statement of operations. The Company includes interest and dividends on securities classified as available-for-sale in other income, net. The Company has classified its available-for-sale securities as current assets regardless of their maturity as they are available for use in current operations.

        At December 31, 2004 and 2003, the Company's available-for-sale securities consisted of auction rate securities for which interest or dividend rates are generally re-set for periods of up to 90 days. The auction rate securities outstanding at December 31, 2004 were investments in preferred stock, which do not have maturity dates. In 2004, the Company reclassified its auction rate securities from cash and cash equivalents to short-term investments—available-for-sale securities. As a result, the Company reclassified the $67.2 million of auction rate securities held at December 31, 2003 from cash and cash equivalents to short-term investments—available-for-sale securities. At December 31, 2004, the Company held auction rate securities of $54.1 million.

        At December 31, 2004 and 2003, the fair value of the available-for-sale securities held by the Company was equal to their cost. The proceeds from the sales of available-for-sale securities were $416.1 million and $136.1 million in 2004 and 2003. Purchases of available-for-sale securities were $403.0 million and $203.3 million in 2004 and 2003. There were no gross realized gains or losses from the sale of available-for-sale securities in 2004 and 2003. The Company did not hold any available-for-sale securities during 2002.

Allowance for Doubtful Accounts

        The Company maintains accounts receivable allowances for estimated losses resulting from the inability of its customers to make required payments. Additional allowances may be required if the financial condition of the Company's customers deteriorates.

Commitments and Contingencies—Litigation

        On an ongoing basis, the Company assesses the potential liabilities related to any lawsuits or claims brought against it. While it is typically very difficult to determine the timing and ultimate outcome of these actions, the Company uses its best judgment to determine if it is probable that it will incur an expense related to the settlement or final adjudication of these matters and whether a reasonable estimation of the probable loss, if any, can be made. In assessing probable losses, the Company makes estimates of the amount of insurance recoveries, if any. The Company accrues a liability when it believes a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recovery, it is possible that disputed matters may be resolved for amounts materially different from any provisions or disclosures that the Company has previously made.

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

        The Company reports all derivative instruments on its balance sheet at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes. Prior to entering into any derivative transaction, the Company identifies the specific financial risk it faces, the appropriate hedging instrument to use to reduce the risk and the correlation between the financial risk and the hedging instrument. The Company uses purchase orders and historical data as the basis for determining the anticipated values of the transactions to be hedged. The Company does not enter into derivative transactions that do not have a high correlation with the underlying financial risk. The Company regularly reviews its hedge positions and the correlation between the transaction risks and the hedging instruments.

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

        The Company's practice is to terminate derivative transactions if the underlying asset or liability matures or is sold or terminated, or if the Company determines the underlying forecasted transaction is no longer probable of occurring. Any deferred gains or losses associated with derivative instruments, which on infrequent occasions may be terminated prior to maturity, are recognized in income in the period in which the income or expense on the underlying hedged transaction is recognized.

Accounts Receivable Securitization

        The Company's two primary U.S. operating subsidiaries are party to an accounts receivable securitization program under which they can sell eligible U.S. accounts receivable to an indirectly wholly-owned subsidiary of the Company that was formed for the sole purpose of entering into this program. The wholly-owned subsidiary in turn sells an undivided ownership interest in these receivables to a bank or an issuer of commercial paper administered by that bank. The wholly-owned subsidiary retains the receivables it purchases from the two operating subsidiaries, except those as to which it sells interests to the bank or to the issuer of commercial paper. If the wholly-owned subsidiary sells undivided ownership interests in receivables, the Company removes the transferred ownership interest amounts from its consolidated balance sheet at the time of the sale and reflects the proceeds from the sale in cash provided by operating activities in the consolidated statement of cash flows.

        The Company reflects retained receivables in notes and accounts receivable on its consolidated balance sheets, and the carrying amounts thereof approximate fair value because of the relatively short-term nature of the receivables. The Company reflects costs associated with the sale of receivables in other income, net, in the Company's consolidated statements of operations.

Inventories

        The Company determines the cost of most U.S. inventories on a last-in, first-out or LIFO cost flow basis. The cost of U.S. equipment inventories and most non-U.S. inventories is determined on a first-in, first-out or FIFO cost flow basis. The Company states inventories at the lower of cost or market.

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

        The Company depreciates the cost of property and equipment over its estimated useful life on a straight-line basis as follows: buildings—20 to 40 years; machinery and other property and equipment—3 to 20 years.

Goodwill and Identifiable Intangible Assets

        Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired and liabilities assumed in business combinations. The Company reflects identifiable intangible assets in other assets at cost. These assets consist primarily of patents, licenses, trademarks and non-compete agreements. The Company amortizes them over the shorter of their stated or statutory duration or their estimated useful lives on a straight-line basis, generally ranging from 3 to 20 years. Identifiable intangibles, other than goodwill, individually and in the aggregate, comprise less than 5% of the Company's consolidated assets and therefore are immaterial to the Company's consolidated balance sheets.

        The Financial Accounting Standards Board or the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," which require that companies use the purchase method of accounting for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that companies no longer amortize goodwill and intangible assets with indefinite useful lives, but instead test for impairment on a reporting unit basis at least annually in accordance with the provisions of SFAS No. 142. A company may initiate a review of goodwill prior to conducting the annual analysis if events or changes in circumstances indicate that the carrying value of goodwill may be impaired.

        A reporting unit is the operating segment unless, at businesses one level below that operating segment—the "component" level—discrete financial information is prepared and regularly reviewed by management, and the component has economic characteristics that are different from the economic characteristics of the other components of the operating segment, in which case the component is the reporting unit. A company must use a fair value approach to test goodwill for impairment. A company must recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. The Company derives an estimate of fair values for the Company as a whole and for each of the Company's reporting units using an income approach, which uses forecasted earnings and cash flows, and a market approach, which uses comparisons to other businesses. The Company performs this annual test for impairment during the fourth quarter of each year. This standard also requires that the Company amortize intangible assets with definite useful lives over their respective estimated useful lives to their estimated residual values and review these for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        The Company adopted the provisions of SFAS No. 141 upon issuance and adopted SFAS No. 142 effective January 1, 2002. The Company did not amortize any goodwill or any intangible assets determined to have an indefinite useful life that were acquired in a purchase business combination completed after June 30, 2001, but evaluated these for impairment.

Long-Lived Assets

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

Asset Retirement Obligations

        In 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, which is adjusted to its present value each subsequent period. In addition, companies must capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related long-lived asset.

        The Company has not recorded asset retirement obligations associated with owned or leased buildings because these retirement obligations have an indeterminate settlement date and, accordingly, the retirement obligation cannot be reasonably estimated.

Stock-Based Compensation

        The Company applies the fair value based method of accounting for stock-based compensation as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company's primary stock- based employee compensation program is its contingent stock plan. See Note 16 for further information on this plan.

Terminated Stock Option Plans

        As of March 31, 1998 in connection with the Cryovac transaction (see Note 19), the Company terminated stock option plans in which specified employees of the Cryovac packaging business participated prior to that date, except with respect to options that remained outstanding as of that date. All of these options had been granted at an exercise price equal to the fair market value of the underlying shares on the date of grant. All options outstanding upon the termination of the stock option plans in 1998 had fully vested prior to December 31, 2000. Since 1997, the Company has not issued any stock option awards and has no plans to do so in the future.

Foreign Currency Translation

        In non-U.S. locations that are not considered highly inflationary, the Company translates the balance sheets at the end of period exchange rates with translation adjustments accumulated in shareholders' equity. The Company translates the statements of operations at the average exchange rates during the applicable period. The Company translates assets and liabilities of its operations in countries with highly inflationary economies at the end of period exchange rates, except that it translates specified financial statement amounts at historical exchange rates. The Company translates items reflected in statements of operations of its operations in countries with highly inflationary economies at average rates of exchange prevailing during the period, except that it translates specified financial statement amounts at historical exchange rates.

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

        The Company believes that its taxable earnings during the periods when the temporary differences giving rise to deferred tax assets become deductible or when tax benefit carryforwards may be utilized should be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration date of tax benefit carryforwards or the projected taxable earnings indicate that realization is not likely, the Company provides a valuation allowance.

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

Research and Development

        The Company expenses research and development costs as incurred. Research and development costs were $73.2 million, $69.0 million and $59.3 million in 2004, 2003 and 2002, respectively.

Earnings (Loss) per Common Share

        The Company calculates basic earnings (loss) per common share by dividing net earnings (loss) ascribed to common shareholders by the weighted average common shares outstanding for the period. Net earnings (loss) ascribed to common shareholders represents net earnings (loss) adjusted for gains (losses) attributable to the repurchase or redemption of preferred stock for an amount below or above its book value, less preferred stock dividends. The computation of diluted earnings (loss) per common share is similar, except that the weighted average common shares outstanding for the period are adjusted to reflect the potential issuance of dilutive shares, which includes the effect of the conversion of the Company's 3% convertible senior notes, and net earnings (loss) ascribed to common shareholders are adjusted to reflect the reduction to interest expense, net of income taxes, that would occur as a result of the assumed conversion of the 3% convertible senior notes.

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

Note 3 Business Segment Information

        The Company operates in two reportable business segments: (i) Food Packaging and (ii) Protective Packaging. The Food Packaging segment comprises primarily the Company's Cryovac® food packaging products. The Protective Packaging segment includes the aggregation of the Company's protective packaging products and shrink packaging products, all of which products are used principally for non-food packaging applications.

        Effective January 1, 2004, the Company renamed its two reportable business segments as "Food Packaging" and "Protective Packaging." This change reflects the Company's decision to include its medical films, tubing and connectors, which are used with a wide variety of medical applications, in the segment also containing its food packaging products. These specialty medical products had previously been a part of the segment containing the Company's protective packaging products. In addition, commencing as of January 1, 2004, the Company has allocated the expenses related to the implementation of its global information systems to its reportable business segments rather than reflecting them in unallocated corporate operating expenses. Prior period amounts have been reclassified to conform to the current year's presentation.

        The Food Packaging segment consists primarily of flexible materials and related systems such as shrink bag and film products, laminated films, and packaging systems marketed primarily under the Cryovac® trademark for packaging a broad range of perishable foods, as well as medical packaging products. Also included in this segment are rigid packaging and absorbent pads such as foam and solid plastic trays and containers for the packaging of a wide variety of food products and absorbent pads used for the packaging of meat, fish and poultry. Net sales of flexible materials and related systems were: 2004—$1,976.5 million; 2003—$1,868.0 million; and 2002—$1,687.1 million. Net sales of rigid packaging and absorbent pads were: 2004—$370.4 million; 2003—$350.6 million; and 2002—$300.9 million. The Company primarily sells products in this segment to food processors, distributors, supermarket retailers and food service businesses.

        The Protective Packaging segment consists primarily of cushioning and surface protection products such as Bubble Wrap® cushioning and other air cellular cushioning materials; shrink and non-shrink films principally for non-food applications; polyurethane foam packaging systems sold under the Instapak® trademark; polyethylene foam sheets and planks; Jiffy® mailers and bags and other protective and durable mailers and bags; paper-based protective packaging materials; suspension and retention packaging; inflatable packaging; and packaging systems. Net sales of cushioning and surface protection products were: 2004—$1,396.4 million; 2003—$1,265.4 million; and 2002—$1,171.4 million. Net sales of other products for 2004, 2003 and 2002 were approximately 1% of consolidated net sales. The Company primarily sells products in this segment to distributors and manufacturers in a wide variety of industries.

	2004	2003	2002
Net sales
Food Packaging	$2,346.9	$2,218.6	$1,988.0
Protective Packaging	1,451.2	1,313.3	1,216.3

Total	$3,798.1	$3,531.9	$3,204.3

Operating profit
Food Packaging	$319.3	$349.2	$320.6
Protective Packaging	217.6	191.8	202.7

Total segments	536.9	541.0	523.3
Restructuring and other (charges) credits(1)	(33.0)	0.5	1.3
Unallocated corporate operating expenses	(0.9)	(0.6)	(7.6)

Total	$503.0	$540.9	$517.0

Depreciation and amortization(2)
Food Packaging	$117.3	$111.9	$107.4
Protective Packaging	62.2	61.3	57.6

Total	$179.5	$173.2	$165.0

Capital expenditures(2)
Food Packaging	$81.3	$95.5	$65.2
Protective Packaging	21.4	28.8	26.4

Total	$102.7	$124.3	$91.6

Assets(2)
Food Packaging	$1,820.5	$1,783.7	$1,493.8
Protective Packaging	948.4	924.2	823.5

Total segments	2,768.9	2,707.9	2,317.3
Corporate (including goodwill of $1,953.4, $1,939.5 and $1,926.2 in 2004, 2003 and 2002, respectively)	2,086.1	1,996.2	1,943.5

Total	$4,855.0	$4,704.1	$4,260.8

(1)
In 2004, includes a charge of $28.8 for Food Packaging and a charge of $4.2 for Protective Packaging. In 2003, includes a credit of $0.3 for Food Packaging and a credit of $0.2 for Protective Packaging. In 2002, includes a credit of $3.0 for Food Packaging and a charge of $1.6 for Protective Packaging.

(2)
The Company uses plant, equipment and other resources of the Food Packaging segment to manufacture films sold by the Protective Packaging segment for non-food applications. The Company allocates a proportionate share of capital expenditures, assets, depreciation and other costs of manufacturing to the Protective Packaging segment.

Geographic Information

	2004	2003	2002
Net sales:(1)
United States	$1,851.8	$1,844.8	$1,758.8
Canada	126.9	113.7	100.8
Europe	1,111.6	968.8	819.5
Latin America	259.4	228.1	217.0
Asia Pacific	448.4	376.5	308.2

Total	$3,798.1	$3,531.9	$3,204.3

Total long-lived assets:(1)
United States	$2,414.0	$2,473.5	$2,483.3
Canada	30.4	30.4	27.3
Europe	510.9	468.6	416.8
Latin America	52.5	51.1	47.9
Asia Pacific	169.7	167.7	144.9

Total	$3,177.5	$3,191.3	$3,120.2

(1)
Net sales attributed to the geographic areas represent trade sales to external customers. No non-U.S. country has net sales in excess of 10% of consolidated net sales or long-lived assets in excess of 10% of consolidated long-lived assets.

Goodwill by Reportable Business Segment

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and because the Company's management views goodwill as a corporate asset, the Company has allocated all of its goodwill to the corporate level rather than to the individual segments. However, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company has allocated goodwill to each reportable segment in order to perform its annual impairment review of goodwill, which it does during the fourth quarter of each year. See Note 8 for a discussion of the annual goodwill impairment review.

        The allocation of goodwill in accordance with SFAS No. 142 for the years ended December 31, 2004 and 2003 was as follows:

	Balance at Beginning of Period	Goodwill Acquired During the Year	Foreign Currency Translation and Other	Balance at End of Period
Year Ended December 31, 2004
Food Packaging	$547.2	$—	$11.4	$558.6
Protective Packaging	1,392.3	2.3	0.2	1,394.8

Total	$1,939.5	$2.3	$11.6	$1,953.4

Year Ended December 31, 2003
Food Packaging	$535.3	$—	$11.9	$547.2
Protective Packaging	1,390.9	0.5	0.9	1,392.3

Total	$1,926.2	$0.5	$12.8	$1,939.5

Note 4 Accounts Receivable Securitization

        In December 2001, the Company and a group of its U.S. subsidiaries entered into an accounts receivable securitization program with a bank and an issuer of commercial paper administered by the bank. On December 7, 2004, which was the scheduled expiration date of this program, the parties extended this program for an additional term of three years ending December 7, 2007.

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

        The receivables facility contains financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these ratios at December 31, 2004.

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

        The operating subsidiaries did not sell any receivables interests under the receivables facility during 2004 or 2003, and therefore the Company did not remove any related amounts from the consolidated assets reflected on the Company's consolidated balance sheets at December 31, 2004 or 2003.

        The receivables facility provides for a program fee of 0.375% per annum on the greater of the unpaid amount of the receivables interests sold by Sealed Air Funding and 50% of the $125.0 million purchase limit under the facility. The receivables facility also provides for a commitment fee of 0.20% per annum on the lesser of the unused portion of the facility and 50% of the purchase limit under the facility. At December 31, 2003, the receivables facility provided for a program fee of 0.45% per annum on the receivables interests sold by Sealed Air Funding, and a commitment fee of 0.40% per annum on the unused portion of the receivables facility.

        The costs associated with the receivables facility are reflected in other income, net, in the Company's consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002. These costs primarily relate to the loss on the sale of the receivables interests to the bank or the issuer of commercial paper, which were zero for 2004 and 2003 and $0.4 million for 2002, and program and commitment fees and other associated costs, which were $0.5 million, $0.6 million and $0.4 million for 2004, 2003 and 2002, respectively.

Note 5 Acquisitions

        During the three-year period from 2002 to 2004, the Company made several acquisitions. The Company acquired these businesses for cash in the aggregate amount of $6.4 million, $2.5 million and $10.5 million in 2004, 2003 and 2002, respectively, and accounted for the acquisitions under the purchase method of accounting. These acquisitions resulted in goodwill of $2.3 million in 2004, $0.5 million in 2003 and $7.3 million in 2002. In each year, cash used for acquisitions was net of cash acquired in those acquisitions. Cash acquired in acquisitions was not material in 2004, 2003 or 2002. The Company did not assume any debt in acquisitions in 2004, 2003 and 2002. These acquisitions were not material to the Company's consolidated financial statements.

Note 6 Inventories

	December 31,
	2004	2003
Inventories (at FIFO, which approximates current cost):
Raw materials	$106.1	$88.1
Work in process	87.2	82.1
Finished goods	249.5	223.6

	442.8	393.8
Reduction of certain inventories to LIFO basis	(24.9)	(22.6)

Total	$417.9	$371.2

        At December 31, 2004 and 2003, the Company determined the value of non-equipment U.S. inventories by the last-in, first-out or LIFO inventory method. The value of U.S. inventories determined by that method amounted to $138.9 million and $137.3 million, respectively. If the Company had used first-in, first-out or FIFO inventory method, which approximates replacement value, for these inventories, they would have been $24.9 million and $22.6 million higher at December 31, 2004 and 2003, respectively.

Note 7 Property and Equipment

	December 31,
	2004	2003
Land and improvements	$35.5	$31.9
Buildings	524.9	485.5
Machinery and equipment	1,969.6	1,823.6
Other property and equipment	137.0	131.7
Construction-in-progress	46.5	93.5

	2,713.5	2,566.2
Accumulated depreciation and amortization	(1,704.9)	(1,523.8)

Property and equipment, net	$1,008.6	$1,042.4

        Interest cost capitalized during 2004, 2003 and 2002 was $4.7 million, $4.8 million and $8.1 million, respectively.

Note 8 Goodwill and Identifiable Intangible Assets

Goodwill

        As of December 31, 2004 and 2003, the Company had unamortized goodwill in the amount of $1,953.4 million and $1,939.5 million, respectively. Beginning January 1, 2002, in accordance with SFAS No. 142, the Company stopped recording amortization expense related to goodwill. Although the Company no longer systematically amortizes goodwill, this standard requires that the Company conduct periodic reviews to assess whether or not the carrying amount of goodwill may be impaired. These reviews could result in future write-downs of goodwill, which would be reflected as a charge against operating income.

        Goodwill and intangible assets with indefinite useful lives have to be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company completed its annual testing for impairment for 2004, 2003 and 2002 during the fourth quarter of each year and determined that no impairment charge was necessary on a reporting unit basis in any of the periods. See Note 3, "Business Segment Information," for the allocation of goodwill by business segment.

Identifiable Intangible Assets

        As of December 31, 2004 and 2003, the Company had identifiable intangible assets with definite useful lives with a gross carrying value of $77.2 million and $70.8 million, respectively, less accumulated amortization of $61.6 million and $54.5 million, respectively. These identifiable intangible assets therefore are immaterial to the Company's consolidated balance sheets. Amortization of identifiable intangible assets was approximately $9.0 million for 2004. Assuming no change in the gross carrying value of identifiable intangible assets from the value at December 31, 2004, the estimated amortization for future years is as follows: 2005—$5.8 million, 2006—$3.7 million, 2007—$2.7 million, 2008—$2.0 million; and 2009—$1.4 million. These assets are reflected in "other assets" in the Company's consolidated balance sheets. At December 31, 2004 and 2003, there were no identifiable intangible assets, other than goodwill, with indefinite useful lives as defined by SFAS No. 142.

Note 9 Other Liabilities

	December 31,
	2004	2003
Other current liabilities:
Accrued salaries, wages and related costs	$139.0	$132.0
Accrued operating expenses	94.2	96.2
Income taxes payable	84.3	82.2
Accrued customer volume rebates	80.9	73.4
Accrued interest	97.4	75.2
Accrued restructuring costs (Note 11)	17.7	0.8

Total	$513.5	$459.8

	December 31,
	2004	2003
Other liabilities:
Accrued benefit liability (Note 12)	$49.8	$42.5
Other postretirement liability	2.3	2.2
Accrued restructuring costs (Note 11)	4.8	—
Other various liabilities	45.9	50.7

Total	$102.8	$95.4

Note 10 Income Taxes

        The components of earnings (loss) before income taxes were as follows:

	2004	2003	2002
Domestic	$138.1	$173.2	$(561.4)
Foreign	184.8	203.7	169.5

Total	$322.9	$376.9	$(391.9)

        The components of the provision (benefit) for income taxes were as follows:

	2004	2003	2002
Current tax expense:
Federal	$57.6	$75.5	$90.3
State and local	9.4	15.0	19.2
Foreign	73.0	69.4	64.9

Total current	140.0	159.9	174.4

Deferred tax (benefit) expense:
Federal	(12.3)	(12.7)	(238.0)
State and local	(2.7)	(2.7)	(22.9)
Foreign	(17.7)	(8.0)	3.7

Total deferred	(32.7)	(23.4)	(257.2)

Total provision (benefit)	$107.3	$136.5	$(82.8)

        Deferred tax assets (liabilities) consist of the following:

	December 31,
	2004	2003
Asbestos settlement, including accrued interest	$285.2	$273.4
Accruals not yet deductible for tax purposes	20.6	16.4
Foreign net operating loss carryforwards and investment tax allowances	31.0	20.9
Inventories	11.4	14.3
Other	5.6	9.9

Gross deferred tax assets	353.8	334.9
Valuation allowance	(30.1)	(20.9)

Total deferred tax assets	323.7	314.0

Depreciation and amortization	(88.5)	(103.7)
Unremitted foreign earnings	(42.7)	(44.0)
Intangibles	(27.8)	(27.9)
Other	(29.3)	(36.5)

Total deferred tax liabilities	(188.3)	(212.1)

Net deferred tax assets	$135.4	$101.9

        Based upon anticipated future results, the Company has concluded that it is more likely than not that it will realize the $323.7 million balance of deferred tax assets at December 31, 2004, net of the valuation allowance of $30.1 million. The valuation allowance is related to the uncertainty of utilizing $67.2 million of foreign net operating loss carryforwards, or $19.3 million on a tax-effected basis, most of which have no expiration period and $41.9 million of foreign investment tax allowances, or $11.7 million on a tax-effected basis, that have no expiration period.

        The U.S. federal statutory corporate tax rate reconciles to the Company's effective tax rate as follows:

	2004	2003	2002
Statutory U.S. federal tax rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal tax benefit	1.3	2.1	(0.6)
Income (benefits) taxes on foreign earnings	(3.1)	(2.2)	1.6
Asbestos settlement	—	—	11.5
Other	0.1	1.3	1.4

Effective tax rate	33.3%	36.2%	(21.1)%

        On October 22, 2004, the American Jobs Creation Act, known as the AJCA, became law. The AJCA provides a deduction of 85% of qualifying foreign earnings that the Company repatriates, as defined in the AJCA, in 2005. This deduction produces the equivalent of a 5.25% effective tax rate on the repatriated earnings. The Company qualifies to repatriate up to approximately $500 million.

        The Company is evaluating the effects of the repatriation provision. During the evaluation, the Company is principally considering global cash management objectives, its overall tax position and restrictions on the use of repatriated cash. Pending completion of this evaluation, a range of potential income tax effects of repatriating cannot be reasonably estimated. If the Company determines to repatriate funds in reliance upon the AJCA, the repatriation must be completed by the end of 2005.

        The AJCA also provides a deduction for qualified production activities. The impact of the qualified production activities deduction on the Company's taxable income is currently being evaluated. While the implications of this provision vary based on transition rules and the future income mix, the Company expects the provision will provide a favorable impact on its effective tax rate in the future.

Note 11 Restructuring Costs and Other Charges

2004 Restructuring Program

        During the fourth quarter of 2004, the Company announced a series of separate profit improvement plans in various geographic regions in order to complement the Company's long-term growth programs and financial goals and to improve the Company's operating efficiencies and lower its overall cost structure. The plans will principally reduce the number of employees and consolidate or relocate operations in both of the Company's reportable business segments. The Company expects to eliminate 473 full-time employees, of which 50 employees had been eliminated prior to December 31, 2004. However, with the prospective addition of approximately 100 positions in connection with the Company's realignment or relocation of certain manufacturing activities, the net reduction in headcount positions is expected to be approximately 373. These actions affected principally production workers and members of the Company's sales force. The Company expects to complete these activities by June 2006. These charges consisted of the following:

	Year Ended December 31, 2004
	Food Packaging	Protective Packaging	Total Cost
Employee termination costs	$17.5	$4.1	$21.6
Long-lived asset impairments	10.2	0.1	10.3
Facility exit costs	1.1	—	1.1
FAS 88 curtailment and settlements	0.3	—	0.3

Total	$29.1	$4.2	$33.3

        The long-lived asset impairment of $10.3 million consisted of write-downs and write-offs of property and equipment. The impairments related to decisions to rationalize and realign production of some of the Company's smaller product lines and to close several smaller scale European manufacturing facilities. Since the undiscounted cash flows, including estimated salvage value, were less than the carrying values of these assets, they were written down to their estimated fair value. The Company plans to dispose of these facilities and much of the equipment by mid-2005. The components of the restructuring charges, spending and other activity through December 31, 2004 and the remaining accrual balance at December 31, 2004 were as follows:

	Employee Termination Costs	Facility Exit Costs	Total Cost
Original provision	$21.6	$1.1	$22.7
Cash payments during 2004	(0.6)	—	(0.6)
Effect of changes in currency rates	0.2	—	0.2

Restructuring accrual at December 31, 2004	$21.2	$1.1	$22.3

2001 Restructuring Program

        During 2001, the Company conducted a review of its business to reduce costs and expenses, simplify business processes and organizational structure and refine the Company's manufacturing operations and product offerings. As a result of this review, the Company announced and implemented a restructuring program that resulted in charges to operations of $32.8 million, of which $25.5 million would result in cash outlays by the Company. These charges consisted of $23.9 million for employee termination costs, $7.3 million for long-lived asset impairments and $1.6 million for facility exit costs. Of the $32.8 million charge, $21.1 million was incurred in the Company's food packaging segment with the remaining $11.7 million in the protective packaging segment. Since 2001, the Company made adjustments to the original provision amounts.

        The components of the restructuring charges, spending and other activity through December 31, 2004 and the remaining accrual balance at December 31, 2004 were as follows:

	Employee Termination Costs	Plant/Office Exit Cost	Total Cost
Restructuring accrual at December 31, 2001	$18.2	$1.5	$19.7
Reversal of restructuring accrual, net	(1.3)	—	(1.3)
Cash payments during 2002	(11.1)	(0.7)	(11.8)

Restructuring accrual at December 31, 2002	5.8	0.8	6.6
Reversal of restructuring accrual, net	(0.5)	—	(0.5)
Cash payments during 2003	(4.5)	(0.8)	(5.3)

Restructuring accrual at December 31, 2003	0.8	—	0.8
Reversal of restructuring accrual	(0.3)	—	(0.3)
Cash payments during 2004	(0.3)	—	(0.3)

Restructuring accrual at December 31, 2004	$0.2	$—	$0.2

Note 12    Employee Benefits and Incentive Programs

Profit-Sharing and Retirement Savings Plans

        The Company has a non-contributory profit-sharing plan covering most of its U.S. employees. Contributions to this plan, which are made at the discretion of the Board of Directors, may be made in cash, shares of the Company's common stock, or in a combination of cash and shares of the Company's common stock. The Company also maintains contributory thrift and retirement savings plans in which most of its U.S. employees are eligible to participate. The contributory thrift and retirement savings plans generally provide for Company contributions based upon the amount contributed to the plans by the participants. Company contributions to or provisions for its profit-sharing and retirement savings plans are charged to operations and amounted to $27.0 million, $26.4 million and $36.2 million in 2004, 2003 and 2002, respectively. In 2004 and 2002 there were no shares of common stock issued for the Company's contribution to its profit-sharing plan. The value of the 268,180 shares of common stock issued as part of the Company's contribution to the profit-sharing plan in 2003 was $9.8 million, with the $18.3 million balance of the 2003 contribution to this plan made in cash.

U.S. Defined Benefit Pension Plans

        A limited number of the Company's U.S. employees, including some employees who are covered by collective bargaining agreements, participate in defined benefit pension plans. The following presents the Company's funded status for 2004 and 2003 under SFAS No. 132 for its U.S. pension plans. The measurement date for the defined benefit pension plans presented below is December 31 of each period.

	2004	2003
Change in benefit obligation:
Projected benefit obligation at beginning of period	$28.8	$23.8
Service cost	1.1	0.9
Interest cost	1.8	1.6
Plan amendment	—	1.3
Actuarial loss	2.1	1.8
Benefits paid	(0.7)	(0.6)

Projected benefit obligation at end of period	$33.1	$28.8

Accumulated benefit obligation at end of period	$28.2	$24.7

Change in plan assets:
Fair value of plan assets at beginning of period	$26.0	$21.0
Actual gain on plan assets	1.3	3.8
Employer contributions	3.6	1.7
Benefits paid	(0.7)	(0.5)

Fair value of plan assets at end of period	$30.2	$26.0

Funded status:
Excess of benefit obligation over plan assets	$(2.9)	$(2.8)
Unrecognized net prior service cost	4.4	5.1
Unrecognized net actuarial loss	11.3	8.8

Net asset recognized at end of period	$12.8	$11.1

Amount recognized in the consolidated balance sheet consists of:
Prepaid benefit cost	$12.8	$12.3
Accrued benefit liability	—	(1.2)

Net amount recognized	$12.8	$11.1

        The following presents the Company's pension expense for 2004, 2003 and 2002 under SFAS No. 132 for its U.S. pension plans.

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Components of net periodic benefit cost:
Service cost	$1.1	$0.9	$0.7
Interest cost	1.8	1.6	1.4
Expected return on plan assets	(2.2)	(1.8)	(1.9)
Amortization of prior service cost	0.7	0.7	0.6
Amortization of net actuarial loss	0.6	0.5	0.2

Net periodic pension cost	$2.0	$1.9	$1.0

        Weighted average assumptions used to determine benefit obligations at December 31, 2004 and 2003 were as follows:

	2004	2003
Discount rate	5.75%	6.0%
Rate of compensation increase	4.5%	4.5%

        Weighted average assumptions used to determine net cost for the year ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Discount rate	6.0%	6.75%	7.0%
Expected long-term rate of return	8.0%	8.5%	8.5%
Rate of compensation increase	4.5%	4.5%	4.5%

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

        The U.S. pension asset allocations at December 31, 2004 and 2003 were as follows:

	2004	2003
Equities	60.5%	65.3%
Fixed income investments	33.4%	30.4%
Cash	6.1%	4.3%

        The Company expects to contribute $0.3 million to its U.S. defined benefit plans in 2005.

        The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year	Amount
2005	$0.7
2006	0.8
2007	0.9
2008	1.1
2009	1.3
2010–2014	9.8

Non-U.S. Defined Benefit Pension Plans

        Some of the Company's non-U.S. employees participate in defined benefit pension plans in their respective countries. The following presents the Company's funded status for 2004 and 2003 under SFAS No. 132 for its non-U.S. pension plans. The measurement date for the defined benefit pension plans presented below is December 31 of each period.

	2004	2003
Change in benefit obligation:
Projected benefit obligation at beginning of period	$192.2	$144.7
Service cost	7.0	6.0
Interest cost	10.8	9.3
Actuarial loss	9.0	5.5
Curtailment	0.3	—
Additional liability for added population	—	7.9
Benefits paid	(10.2)	(8.8)
Employee contributions	1.2	1.2
Foreign exchange impact	15.7	26.4

Projected benefit obligation at end of period	$226.0	$192.2

Accumulated benefit obligation at end of period	$201.2	$171.3

Change in plan assets:
Fair value of plan assets at beginning of period	$158.2	$121.8
Actual gain on plan assets	14.9	13.8
Employer contributions	11.4	7.4
Benefits paid	(10.2)	(8.8)
Additional assets recognized	—	2.1
Assets transferred to defined contribution plan	(1.3)	(1.9)
Employee contributions	1.2	1.2
Foreign exchange impact	12.7	22.6

Fair value of plan assets at end of period	$186.9	$158.2

Funded status:
Excess of benefit obligation over plan assets	$(39.1)	$(34.1)
Unrecognized net obligation	0.2	0.2
Unrecognized net prior service cost	1.0	1.0
Unrecognized net actuarial loss	70.3	64.6

Net asset recognized at end of period	$32.4	$31.7

Amount recognized in the consolidated balance sheet consists of:
Prepaid benefit cost	$76.6	$71.2
Accrued benefit liability	(49.8)	(42.5)
Intangible asset	0.4	0.4
Accumulated other comprehensive income	5.2	2.6

Net amount recognized	$32.4	$31.7

        The following presents the Company's pension expense for 2004, 2003 and 2002 under SFAS No. 132 for its non-U.S. pension plans.

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Components of net periodic benefit cost:
Service cost	$7.0	$6.0	$4.8
Interest cost	10.8	9.3	8.0
Expected return on plan assets	(12.0)	(10.0)	(10.5)
Amortization of obligation (asset)	—	0.1	0.2
Amortization of prior service cost	0.2	0.2	0.1
Amortization of net actuarial loss	5.3	4.9	2.8

Net periodic pension cost	$11.3	$10.5	$5.4

        Weighted average assumptions used to determine benefit obligations at December 31, 2004 and 2003 were as follows:

	2004	2003
Discount rate	5.4%	5.6%
Rate of compensation increase	3.8%	3.8%

        The following significant assumptions were used in calculating the non-U.S. pension cost and funded status presented above:

	2004	2003	2002
Discount rate at December 31	5.6%	5.6%	5.5%
Expected long-term rate of return	8.0%	7.9%	7.9%
Rate of compensation increase	3.8%	3.8%	3.4%

        The expected long-term rate of return on plan assets is reviewed annually, taking into consideration the Company's asset allocation, historical returns, and the current economic environment.

        The Company's long-term objectives for plan investments are to ensure that, a) there is an adequate level of assets to support benefit obligations to participants over the life of the plans, b) there is sufficient liquidity in plan assets to cover current benefit obligations, and c) there is a high level of investment return consistent with a prudent level of investment risk. The investment strategy is focused on a long-term total return in excess of a pure fixed income strategy with short-term volatility less than that of a pure equity strategy. To accomplish this objective, assets are typically invested in a diversified mix of equity and fixed income investments.

        The non-U.S. pension asset allocations at December 31, 2004 and 2003 were as follows:

	2004	2003
Equities	62.2%	69.3%
Fixed income investments	29.6%	27.0%
Cash	6.9%	2.3%
Real estate	1.3%	1.4%

        The Company expects to contribute $4.1 million to its non-U.S. defined benefit plans in 2005.

        The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated:

Year	Amount
2005	$10.3
2006	10.3
2007	11.0
2008	12.5
2009	13.2
2010–2014	81.0

Other Postretirement Benefit Plans

        The Company generally does not offer its employees postretirement benefits other than programs that are required by the foreign countries in which the Company operates. In the U.S., the Company offers a program that is fully funded by the participating retired employees. These programs are not material to the Company's consolidated financial statements.

        Since March 31, 1998, the Company has offered to some U.S. employees of the Cryovac packaging business a fixed subsidy applicable to participation in its U.S. postretirement healthcare program. At December 31, 2004, 2003 and 2002, the accrued benefit liability associated with these subsidies amounted to $2.3 million, $2.2 million and $2.5 million, respectively. The net periodic postretirement expense and credit components, together with other remaining postretirement healthcare plan disclosures under SFAS No. 132, are not material to the Company's consolidated financial statements.

Note 13 Debt

        At December 31, 2004 and 2003, the Company's total debt outstanding consisted of the amounts set forth on the following table:

	December 31, 2004	December 31, 2003
Short-term borrowings and current portion of long-term debt:
Short-term borrowings	$19.8	$18.2
Current portion of long-term debt	3.8	2.4

Total current debt	23.6	20.6

Long-term debt, less current portion:
5.625% Euro Notes due July 2006, less unamortized discount of $0.5 in 2004 and $0.7 in 2003(1)(2)	267.5	248.0
8.75% Senior Notes due July 2008, (plus) unamortized discount and fair value adjustment of $(4.0) in 2003(2)(3)	—	181.5
6.95% Senior Notes due May 2009, less unamortized discount of $0.9 in 2004 and $1.1 in 2003(2)	226.4	248.9
5.375% Senior Notes due April 2008, less unamortized discount and fair value adjustment of $8.7 in 2004 and $7.5 in 2003(2)(3)	291.3	292.5
5.625% Senior Notes due July 2013, less unamortized discount of $1.2 in 2004 and $1.3 in 2003(2)(4)	398.8	398.7
6.875% Senior Notes due July 2033, less unamortized discount of $1.6 in 2004 and 2003(2)(4)	448.4	448.4
3% Convertible Senior Notes due June 2033(2)(4)	431.3	431.3
ANZ Credit Facility	—	—
Other	24.3	10.5

Total long-term debt, less current portion	2,088.0	2,259.8

Total debt	$2,111.6	$2,280.4

(1)
The carrying value of the euro notes increased $19.3 million in 2004, as a result of the strengthening of the euro compared to the U.S. dollar during 2004.

(2)
Interest is, or in the case of the 8.75% senior notes was, payable semiannually in arrears, except for interest on the euro notes which is paid annually.

(3)
Amounts include adjustments due to interest rate swaps. See Note 14, "Derivatives and Hedging Activities".

(4)
The Company used the net proceeds of these offerings and additional cash on hand, an aggregate of $1,298.1 million, to redeem the outstanding shares of its Series A convertible preferred stock in 2003.

Revolving Credit Facilities:

The 2006 Facility

        On December 19, 2003, the Company entered into a $350.0 million unsecured multi-currency revolving credit facility that matures in 2006. The Company has not borrowed under the 2006 facility since its inception, and no borrowings were outstanding as of December 31, 2004 and 2003.

        The 2006 facility provides that the Company may borrow for working capital and general corporate purposes including payment of a portion of the $512.5 million cash payment required to be paid upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy (see Note 19 for further discussion). The Company may re-borrow amounts repaid under the 2006 facility from time to time prior to the expiration or earlier termination of the 2006 facility. As of December 31, 2004, facility fees were payable at the rate of 0.15% per annum on the total amounts available under the 2006 facility.

        The Company's obligations under the 2006 facility bear interest at floating rates, which are generally determined by adding the applicable borrowing margin to the base rate or the interbank rate for the relevant currency and time period. The 2006 facility provides for changes in borrowing margins based on the Company's long-term senior unsecured debt ratings.

        The 2006 facility requires that, upon the occurrence of specified events that would adversely affect the settlement agreement in the Grace bankruptcy proceedings or would materially increase the Company's liability in respect of the Grace bankruptcy or the asbestos liability arising from the Cryovac transaction (see Note 19 for further discussion), the Company would be required to repay any amounts outstanding under the 2006 facility, or refinance the facility, within 60 days.

ANZ Facility

        In March 2002, the Company entered into an Australian dollar 175.0 million, dual-currency revolving credit facility that expired on March 12, 2005. This facility was reduced to 170.0 million Australian dollars on May 31, 2004, as scheduled under the terms of the facility. The amount available was equivalent to U.S. $129.7 million at December 31, 2004. A syndicate of banks made this facility available to a group of the Company's Australian and New Zealand subsidiaries for general corporate purposes and the refinancing of previously outstanding indebtedness. The Company may re-borrow amounts repaid under the ANZ facility from time to time prior to the expiration or earlier termination of the facility. No amounts were outstanding under the ANZ facility at December 31, 2004 or 2003. In March 2005, the Company renewed the facility for a 5-year period expiring March 2010, with terms and conditions that are substantially equivalent to those in the expiring facility.

Senior Notes Issued in July 2003; Recapitalization

        In July 2003, the Company issued a total of $1,281.3 million principal amount of its 5.625% senior notes, 6.875% senior notes and 3% convertible senior notes in transactions that were exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act of 1933. The total net proceeds from the July 2003 issuances were $1,261.1 million after deducting the initial purchasers' discount, unamortized bond discount, except for the 3% convertible senior notes, and other offering expenses. The net proceeds consisted of $395.6 million from the 5.625% senior notes, $444.0 million from the 6.875% senior notes and $421.5 million from the 3% convertible senior notes.

        On July 18, 2003, the Company used the net proceeds from these offerings and additional cash on hand to redeem its Series A convertible preferred stock at the redemption price of $51.00 per share or $1,298.1 million of cash, plus an amount equal to dividends accrued from July 1, 2003 through July 17, 2003, for which the Company used $2.4 million of cash. As discussed in Note 16 below, the Company had previously repurchased an aggregate of 750,600 shares of its Series A convertible preferred stock during 2003, prior to the July 18, 2003 redemption.

        The holders of the 3% convertible senior notes may convert those notes into shares of the Company's common stock at a conversion rate of 14.2857 shares per $1,000 principal amount of the notes, which is equivalent to a conversion price of $70.00 per share, subject to anti-dilution adjustments, before the close of business on June 30, 2033. Holders may convert their convertible senior notes only under the following circumstances: (1) during any calendar quarter, if the closing sale price of the Company's common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during any period in which (i) the long-term credit rating assigned to the notes by Standard & Poor's Rating Services, a division of the McGraw-Hill Companies, or Moody's Investors Services, Inc. is lower than BB+ or Ba2, respectively, (ii) either Standard & Poor's or Moody's no longer rates the notes or has withdrawn or suspended this rating, or (iii) the notes are not assigned a rating by both Standard & Poor's and Moody's; (3) during the five business day period immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each day of that period was less than 98% of the product of the closing sale price of the Company's common stock and the conversion rate; (4) if the notes have been called for redemption; or (5) upon the occurrence of specified corporate events. None of these circumstances that would allow for conversion of the notes has arisen at any time since their issuance.

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

Debt Redemption and Repurchases

2004 Debt Redemption

        On November 26, 2004, the Company used net cash of $211.8 million to redeem the entire outstanding aggregate principal amount, $177.5 million, of its 8.75% senior notes due July 1, 2008 and terminated interest rate swaps on the 8.75% senior notes having a total notional amount of $150.0 million. The Company had issued the senior notes on June 26, 2001 under Rule 144A and Regulation S of the Securities Act of 1933. The Company determined the redemption price in accordance with the indenture governing the notes. The net cash used of $211.8 million consisted of cash used to purchase the senior notes at a premium plus accrued interest of $213.4 million and cash received of $1.6 million related to the termination of the interest rate swaps. The Company completed the redemption, funded with available cash, at a premium to the face amount of the notes, which resulted in a loss of $29.6 million, which the Company reflected in the statement of operations as "Loss on debt redemption and repurchases." The annual interest expense on the redeemed notes was approximately $15.5 million without giving effect to any interest rate swaps and the amortization of amounts related to the senior notes.

2004 and 2003 Debt Repurchases

        In November and December 2004, the Company used available cash of $25.2 million to repurchase in the open market $22.7 million face amount of its 6.95% senior notes due May 2009 which included accrued interest and related fees. Since the Company completed these repurchases at a premium to the face amount of the notes, it incurred a loss of $2.6 million, which the Company reflected in the statement of operations as "Loss on debt redemption and repurchases."

        In December 2003, the Company used net cash of $208.2 million to repurchase in the open market $122.5 million face amount of its 8.75% senior notes and $50.0 million face amount of its 6.95% senior notes and terminated interest rate swaps on the 8.75% senior notes with a total notional amount of $100.0 million. The net cash used of $208.2 million consisted of cash used to purchase the senior notes at a premium plus accrued interest and related fees of $208.9 million and cash received of $0.7 million related to the termination of the interest rate swaps. The Company completed these repurchases at premiums to the face amounts of the notes, which resulted in a loss of $33.6 million, which the Company reflected in the statement of operations as "Loss on debt redemption and repurchases."

Covenants

        Each issue of the Company's outstanding senior notes and the Company's outstanding euro notes imposes limitations on the Company's operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. The 2006 facility contains financial covenants relating to interest coverage, debt leverage and minimum liquidity, and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the asbestos settlement agreement discussed above. The ANZ facility contains financial covenants relating to debt leverage, interest coverage and tangible net worth, and restrictions on the creation of liens, the incurrence of additional indebtedness and asset sales, in each case relating to the Australian and New Zealand subsidiaries of the Company that are borrowers under the facility. The Company was in compliance with these limitations at December 31, 2004 and 2003.

Other Lines of Credit

        Substantially all the Company's short-term borrowings of $19.8 million and $18.2 million at December 31, 2004 and 2003, respectively, were outstanding under lines of credit available to various of the Company's U.S. and foreign subsidiaries. The weighted average interest rate on these outstanding lines of credit was 11.37% and 12.86% at December 31, 2004 and 2003, respectively. Amounts available under these credit lines as of December 31, 2004 and 2003 were approximately $237.9 million and $215.3 million, respectively, of which approximately $218.1 million and $197.0 million, respectively, were unused.

        At December 31, 2004 and 2003, the Company had available committed and uncommitted lines of credit, including the credit lines discussed above, of $717.6 million and $693.7 million, respectively, of which $694.2 million and $675.4 million were unused. As of December 31, 2004 and 2003, the total available lines of credit included committed lines of credit of $479.7 million and $479.2 million, respectively, and uncommitted lines of credit of $237.9 million and $214.5 million, respectively. The Company's principal credit lines were all committed and consisted of the 2006 facility and the ANZ facility. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

Debt Maturities

        Scheduled annual maturities of long-term debt, exclusive of debt discounts and the interest rate swap fair value adjustment, for the five years subsequent to December 31, 2004 are as follows:

2005	$3.8
2006	271.5
2007	3.5
2008	303.3
2009	230.7
Thereafter	1,291.8

Total	$2,104.6

Note 14 Derivatives and Hedging Activities

        The Company reports all derivative instruments on the balance sheet at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes.

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

Foreign Currency Forward Contracts

        The Company is exposed to market risk, such as fluctuations in foreign currency exchange rates. The Company's subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purpose of the Company's foreign currency hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies. At December 31, 2004 and 2003, the Company was party to foreign currency forward contracts, with aggregate notional amounts of $342.3 million maturing through August 2005 and $161.9 million, which matured through April 2004, respectively. The estimated fair values of these contracts, which represent the estimated net payments that would be paid or received by the Company in the event of termination of these contracts based on the then current foreign exchange rates, was zero and a net payable of $0.2 million included in other current liabilities at December 31, 2004 and 2003, respectively. These contracts qualified and were designated as cash flow hedges, and had original maturities of less than twelve months.

Interest Rate Swaps

        From time to time, the Company may use interest rate swaps to manage its exposure to fluctuations in interest rates.

2004 Interest Rate Swaps

        At December 31, 2004, the Company had interest rate swaps with a total notional amount of $300.0 million that qualified and were designated as fair value hedges. The Company entered into these interest rate swaps to convert the 5.375% senior notes into floating rate debt. At December 31, 2004, the Company recorded a reduction to long-term debt to record the fair value of the 5.375% senior notes due to changes in interest rates of $7.6 million and an offsetting adjustment to other liabilities to record the fair value of the related interest rate swaps. There was no ineffective portion to the hedges recognized in earnings during the period.

        In connection with the Company's redemption of the entire outstanding principal amount, $177.5 million, of its 8.75% senior notes in November 2004 (see Note 13), the Company terminated interest rate swaps with a total notional amount of $150.0 million and received net cash proceeds of $1.6 million.

        The Company also reduced interest expense by $6.2 million for the year ended December 31, 2004, due to the impact of interest rate swaps that were outstanding during the year.

2003 Interest Rate Swaps

        At December 31, 2003, the Company had interest rate swaps with a total notional amount of $400.0 million that qualified and were designated as fair value hedges. The Company entered into interest rate swaps to convert a portion of the 5.375% senior notes and 8.75% senior notes into floating rate debt. At December 31, 2003, the Company recorded the following adjustments to long-term debt:

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

        There was no ineffective portion to the hedges recognized in earnings during the period.

        In connection with the Company's repurchase of a portion of the 8.75% senior notes in December 2003 (see Note 13), the Company terminated interest rate swaps with a total notional amount of $100.0 million and received net cash proceeds of $0.7 million.

        The Company also reduced interest expense $4.2 million for the year ended December 31, 2003, due to the impact of interest rate swaps that were outstanding during the year.

U.S. Treasury Locks

        During the three months ended June 30, 2003, the Company entered into U.S. Treasury lock agreements with a total notional amount of $700.0 million that qualified and were designated as cash flow hedges. U.S. Treasury lock agreements are instruments used to manage the risks associated with movements in U.S. Treasury rates. The Company entered into these agreements to manage interest rate risks arising from the planned issuance of the 5.375% senior notes in April 2003 and the planned issuance of the 5.625% senior notes and the 6.875% senior notes in July 2003 (see Note 13). The Company terminated these U.S. Treasury lock agreements prior to June 30, 2003 and received net cash proceeds of $13.9 million. The Company has reflected this amount in other comprehensive income and is amortizing and reflecting it as a net reduction of interest expense over the lives of the respective senior notes. At December 31, 2004 and 2003, the Company was not party to any U.S. Treasury lock agreements.

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

        The Company records gains and losses on derivatives qualifying as cash flow hedges in other comprehensive income (loss), to the extent that these hedges are effective and until it recognizes the underlying transactions in earnings, at which time it recognizes these gains and losses in the consolidated statement of operations. Other comprehensive income (loss) for the years ended December 31, 2004 and 2003 reflected net unrealized after tax gains (losses) of $(0.4) million ($(0.8) million pre-tax) and $8.0 million ($13.3 million pre-tax), respectively. The estimated net amount of the existing unrecognized net gain on derivative instruments that the Company expects to be reflected in the consolidated statement of operations within the next twelve months is $1.2 million, pre-tax. The unrealized amounts in other comprehensive income (loss) will fluctuate based on changes in the fair value of open contracts during each reporting period. The Company's practice is to terminate derivative transactions if the underlying asset or liability matures or is sold or terminated, or if the Company determines the underlying forecasted transaction is no longer probable of occurring. The Company's cash flow hedges for the years ended December 31, 2004 and 2003 were effective hedges, meaning that they qualified for hedge accounting treatment.

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

Note 15 Financial Instruments

        Under US GAAP, the Company must disclose its estimate of the fair value of material financial instruments, including those recorded as assets or liabilities in its consolidated financial statements and derivative financial instruments.

        The carrying amounts of current assets and liabilities approximate fair value due to their short-term maturities.

        The fair value of the Company's euro notes and senior notes are based on quoted market prices. The Company derived the fair value estimates of the Company's various other debt instruments by evaluating the nature and terms of each instrument, considering prevailing economic and market conditions, and examining the cost of similar debt offered at the balance sheet date. These estimates are subjective and involve uncertainties and matters of significant judgment and, therefore, the Company cannot determine them with precision. Changes in assumptions could significantly affect the Company's estimates.

        The fair value of the debt in the table below differs from the carrying amount due to changes in interest rates based on the market conditions as of December 31, 2004 and 2003. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise.

        The fair values of the Company's various derivative instruments, which are based on current market rates, generally reflect the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date.

        The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2004 and 2003 were as follows:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative financial assets:
Interest rate swaps	$—	$—	$3.8	$3.8

Derivative financial liabilities:
Foreign currency forward contracts	$—	$—	$0.2	$0.2
Interest rate swaps	7.6	7.6	6.1	6.1

Total	$7.6	$7.6	$6.3	$6.3

Financial liabilities:
Debt:
Euro Notes	$267.5	$279.3	$248.0	$261.8
8.75% Senior Notes(1)	—	—	181.5	207.2
6.95% Senior Notes	226.4	249.1	248.9	282.1
5.375% Senior Notes(1)	291.3	318.4	292.5	322.2
5.625% Senior Notes	398.8	412.8	398.7	409.1
6.875% Senior Notes	448.4	485.6	448.4	475.5
3% Convertible Senior Notes	431.3	435.6	431.3	454.4
Other foreign loans	24.4	23.7	22.6	21.3
Other loans	23.5	27.1	8.5	11.7

Total debt	$2,111.6	$2,231.6	$2,280.4	$2,445.3

(1)
The carrying value and fair value of such debt includes adjustments due to interest rate swaps. See Note 14.

Credit and Market Risk

        Financial instruments, including derivatives, expose the Company to counterparty credit risk for nonperformance and to market risk related to changes in interest or currency exchange rates. The Company manages its exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties, and procedures to monitor concentrations of credit risk. The Company's counterparties in derivative transactions are substantial investment and commercial banks with significant experience using such derivative instruments. The Company monitors the impact of market risk on the fair value and cash flows of its derivative and other financial instruments considering reasonably possible changes in interest and currency exchange rates and restricts the use of derivative financial instruments to hedging activities. The Company does not use derivative financial instruments for trading or other speculative purposes and does not use leveraged derivative financial instruments.

        The Company continually monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business and generally does not require collateral. Concentrations of credit risk associated with the Company's trade accounts and notes receivable are considered minimal due to the Company's diverse customer base. The terms and conditions of the Company's credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. The Company's sales are not materially dependent on a single customer or a small group of customers.

Note 16 Shareholders' Equity

Common Stock

        The following is a summary of changes during 2004, 2003 and 2002 in shares of common stock:

	2004	2003	2002
Changes in common stock:
Number of shares, beginning of year	85,547,227	84,764,347	84,494,504
Shares issued for contingent stock	252,275	356,705	238,900
Non-cash compensation	3,170	2,724	2,605
Conversion of preferred stock	—	298,174	427
Exercise of stock options	33,136	125,277	27,911
Other	294	—	—

Number of shares issued, end of year	85,836,102	85,547,227	84,764,347

Changes in common stock in treasury:
Number of shares held, beginning of year	461,785	723,415	717,615
Purchase of shares during the period	1,781,000	—	—
Contingent stock repurchased	19,101	6,550	5,800
Shares issued for pre-paid royalties to a non-employee	(50,000)	—	—
Profit sharing contribution	—	(268,180)	—

Number of shares held, end of year	2,211,886	461,785	723,415

Contingent Stock Plan and Directors Stock Plan

        The Company's contingent stock plan provides for the grant to employees of awards to purchase common stock (during the succeeding 60-day period). The Organization and Compensation Committee of the Company's Board of Directors has set the price to purchase the common stock pursuant to the grants at $1.00 per share, subject to appropriate adjustments in the event of any stock dividend, split-up, recapitalization, merger, or other events affecting the Company's common stock. Shares issued under the contingent stock plan are restricted as to disposition by the holders for a period of at least three years after award. In the event of termination of employment prior to lapse of the restriction, the shares of contingent stock are subject to a repurchase option by the Company at the price at which the shares were issued. This restriction lapses prior to the expiration of the vesting period if specified events occur that affect the existence or control of the Company. The Company credits the aggregate fair value of contingent stock issued to the common stock and additional paid-in capital accounts and deducts the unamortized portion of the compensation from shareholders' equity. The Company charges the excess of fair value over the award price of contingent stock to operations as compensation expense over a three-year period on a straight-line basis. These charges are included in marketing, administrative and development expenses and amounted to $10.2 million, $8.2 million, and $7.8 million in 2004, 2003 and 2002, respectively. The plan was amended in 2004 to permit tax withholding attributable to vested awards to be paid by withholding a portion of the shares attributable to such awards.

        Non-cash compensation in 2004, 2003 and 2002 comprises shares issued to non-employee directors in the form of awards under the Company's 2002 Stock Plan for Non-Employee Directors, which stockholders of the Company approved at the 2002 annual meeting. The 2002 Directors Stock Plan provides for annual grants of shares to non-employee directors, and interim grants of shares to eligible directors elected at times other than at an annual meeting, at a price per share equal to the par value of the shares, as all or part of the annual or interim retainer fees for non-employee directors. During 2002, the Company adopted a plan that permits non-employee directors to elect to defer all or part of their annual retainer until the non-employee director retires from the Board. The non-employee director can elect to defer the portion of the annual retainer payable in shares of stock. If a non-employee director makes this election, the non-employee director may also elect to defer the portion, if any, of the annual retainer payable in cash. The Company charges the excess of fair value over the price at which shares are issued under this plan to operations at the date of the grant. This charge is included in marketing, administrative and development expenses and amounted to $0.3 million in 2004, $0.3 million in 2003 and $0.4 million in 2002.

        A summary of the changes in shares available for the Contingent Stock Plan and the Directors Stock Plan follows:

	2004	2003	2002
Changes in Contingent Stock Plan shares:
Number of shares available, beginning of year	901,195	1,251,350	1,484,450
Shares issued for new awards	(252,275)	(356,705)	(238,900)
Contingent stock forfeited	14,400	6,550	5,800

Number of shares available, end of year	663,320	901,195	1,251,350

Weighted average per share market value of stock on grant date	$49.79	$43.09	$30.27

Changes in Directors Stock Plan shares:
Number of shares available, beginning of year	84,611	92,102	55,800
Shares no longer available under the 1998 Directors Stock Plan	—	—	(55,800)
Shares available under the 2002 Directors Stock Plan	—	—	100,000
Shares granted and issued	(1,827)	(2,724)	(2,605)
Shares granted and deferred	(4,263)	(4,767)	(5,293)

Number of shares available, end of year	78,521	84,611	92,102

Weighted average per share market value of stock on grant date	$49.29	$44.08	$44.65

Other Common Stock Issuances

        During 2004 the Company issued 50,000 shares of its common stock, par value $0.10 per share, to a non-employee under an intellectual property purchase agreement as prepaid royalties under that agreement. These shares vest ratably over a five-year period.

        Amortization expense related to the issuance of 60,000 and 50,000 shares in 2000 and 1999, respectively, of the Company's common stock in exchange for non-employee consulting services was $0.4 million, $0.8 million and $1.6 million, in 2004, 2003 and 2002, respectively. These shares vest ratably over a three-to five-year period. The Company amortizes the cost associated with these shares on a straight-line basis.

Redeemable Preferred Stock—Series A Convertible Preferred Stock

        On July 18, 2003, the Company used cash of $1,298.1 million, including net proceeds of the Company's July 2003 senior notes offering of $1,261.1 million, to redeem all the outstanding shares of its Series A convertible preferred stock at their redemption price of $51.00 per share. The $51.00 per share redemption price included a $1.00 per share redemption premium, or $25.5 million in the aggregate. The $25.5 million paid for the redemption premium reduced shareholders' equity and net earnings ascribed to common shareholders in 2003.

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

        The following is a summary of changes during 2003 and 2002 in shares of the Company's Series A convertible preferred stock:

	2003	2002
Changes in preferred stock:
Number of shares issued, beginning of year	27,357,599	27,358,084
Redemption of preferred stock	(25,452,037)	—
Conversion of preferred stock	(337,462)	(485)
Retired repurchased preferred stock	(1,568,100)	—

Number of shares issued, end of year	—	27,357,599

Changes in preferred stock in treasury:
Number of shares held, beginning of year	817,500	35,000
Purchase of shares during period	750,600	782,500
Retired repurchased preferred stock	(1,568,100)	—

Number of shares held, end of year	—	817,500

Stock Options

        Stock option plans in which specified employees of the Cryovac packaging business participated were terminated effective March 31, 1998 in connection with the Cryovac transaction, except with respect to options that remained outstanding as of that date. All of these options had been granted at an exercise price equal to their fair market value on the date of grant. Since 1997, the Company has not issued any stock option awards and has no plans to do so in the future. At December 31, 2004, these options had per share exercise prices ranging from $22.34 to $42.19, a weighted-average remaining contractual life of approximately 1.7 years, and terms expiring up to March 2007.

        During 2004, 2003 and 2002, the holders exercised options to purchase 33,136, 125,277 and 27,911 shares, respectively, with an aggregate exercise price of $1.1 million, $4.7 million and $0.9 million, respectively. At December 31, 2004, 2003 and 2002, the cumulative number of options to purchase 46,820, 45,648 and 23,763 shares of common stock, respectively, had expired. At December 31, 2004, 2003 and 2002, options to purchase 154,522, 188,830 and 335,992 shares of common stock, respectively, were outstanding at average per share exercise prices of $40.71, $39.36 and $38.66, respectively.

Note 17 Supplementary Financial Information

Other Income, net

	2004	2003	2002
Interest and dividend income	$7.7	$6.8	$3.1
Net foreign exchange transaction losses	(9.0)	(2.8)	(4.0)
Other, net	9.1	4.4	8.0

Other income, net	$7.8	$8.4	$7.1

Supplementary Cash Flow Information

	2004	2003	2002
Interest payments, net of amounts capitalized	$136.6	$79.5	$64.5

Income tax payments	$141.9	$161.3	$165.1

Non-cash items:
Issuance of shares of common stock to the profit sharing plan	$—	$9.8	$—

Note 18 Earnings (Loss) Per Common Share

        Basic earnings (loss) per common share were $2.56 for 2004, $2.21 for 2003 and $(4.20) for 2002. Diluted earnings (loss) per common share were $2.25 for 2004, $1.97 for 2003 and $(4.30) for 2002.

        During 2004, the EITF reached a consensus on EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," which was effective for reporting periods ending after December 15, 2004. EITF Issue No. 04-08 requires that the dilutive effect of contingent convertible debt, such as the Company's 3% convertible senior notes due June 2033, which were issued in July 2003, be included in dilutive earnings per common share regardless of whether the contingency permitting holders to convert the debt into shares of common stock had been satisfied. EITF Issue No. 04-08 is applicable retroactively and requires restatement of prior periods during which the contingent convertible debt instrument was outstanding. As a result, the 2004 and 2003 diluted earnings per common share calculations include 6.2 million additional shares of common stock and exclude the associated interest expense of $7.8 million and $3.9 million, respectively, on the contingent convertible debt, net of income tax.

        The diluted earnings per common share for 2003 includes a $0.26 per common share charge related to the Company's redemption of all of its outstanding shares of Series A convertible preferred stock on July 18, 2003. The Company redeemed all of the outstanding shares of its Series A convertible preferred stock at a redemption price of $51.00 per share. The Company also paid accrued dividends on the preferred stock from July 1, 2003 through July 17, 2003 in the aggregate amount of $2.40 million. The $51.00 per share redemption price included a $1.00 per share redemption premium, or an aggregate premium of $25.5 million and is reflected in basic earnings per common share in 2003.

        The basic earnings per common share calculations for 2003 and 2002 include gains of $0.8 million and $10.3 million, respectively, attributable to the repurchase of preferred stock. The Company did not recognize any such gains for 2004 since it had redeemed all shares of its outstanding preferred stock during the third quarter of 2003.

        For the purpose of calculating its diluted loss per common share for 2002, net earnings ascribed to common shareholders have been adjusted to exclude the gains attributable to the repurchase of preferred stock and to add back dividends attributable to such repurchased preferred stock and the weighted average common shares outstanding also have been adjusted to reflect conversion of the shares of preferred stock repurchased during this period in accordance with the FASB's Emerging Issues Task Force Topic D-53 guidance.

        In calculating diluted earnings per common share, the Company's calculation of the weighted average number of common shares for 2004 and 2003 provides for the conversion of the Company's 3% convertible senior notes due June 2033 due to the application of EITF Issue No. 04-08, provides for the issuance of nine million shares of common stock reserved for the Company's previously announced asbestos settlement (as described in Note 19 to the Consolidated Financial Statements under the caption "Asbestos Settlement and Related Costs"), and provides for the exercise of dilutive stock options, net of assumed treasury stock repurchases. For 2002, the calculation of weighted average number of common shares provides for the effect of the weighted average conversion of repurchased shares of preferred stock. The Company has not assumed the conversion of the outstanding preferred stock in the calculation of diluted loss per common share in 2002, because the treatment of the preferred stock as the common stock into which it was convertible would have been anti-dilutive, meaning the issuance would reduce the loss per common share. The Company did not reflect the shares of common stock reserved for issuance for the asbestos settlement in the calculation of diluted loss per common share in 2002, since the effect would have been anti-dilutive.

        The following table sets forth the reconciliation of the basic and diluted earnings per common share computations for the years ended December 31, 2004, 2003 and 2002 (shares in millions):

	2004	2003	2002
Basic EPS:
Numerator
Net earnings (loss)	$215.56	$240.38	$(309.07)
Less: Excess of redemption price over book value of preferred stock	—	25.45	—
Add: Excess of book value over repurchase price of preferred stock	—	0.79	10.29
Less: Preferred stock dividends	—	28.61	53.84

Net earnings (loss) ascribed to common shareholders—basic	$215.56	$187.11	$(352.62)

Denominator
Weighted average common shares outstanding—basic	84.17	84.66	83.93

Basic earnings (loss) per common share	$2.56	$2.21	$(4.20)

Diluted EPS:
Numerator
Net earnings (loss) ascribed to common shareholders—basic	$215.56	$187.11	$(352.62)
Add: Interest on 3% convertible senior notes, net of income taxes	7.82	3.91	—
Add: Dividends associated with repurchased preferred stock	—	—	0.77
Less: Excess of book value over repurchase price of preferred stock	—	—	10.29

Net earnings (loss) ascribed to common shareholders—diluted	$223.38	$191.02	$(362.14)

Denominator
Weighted average common shares outstanding—basic	84.17	84.66	83.93
Effect of conversion of 3% convertible senior notes	6.16	3.10	—
Effect of assumed issuance of asbestos settlement shares	9.00	9.00	—
Effect of conversion of repurchased preferred stock	—	—	0.36
Effect of assumed exercise of options	0.03	0.02	—

Weighted average common shares outstanding—diluted	99.36	96.78	84.29

Diluted earnings (loss) per common share	$2.25	$1.97	$(4.30)

Note 19 Commitments and Contingencies

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

        The Company recorded a charge of $850.1 million as a result of the asbestos settlement in its consolidated statement of operations as of December 31, 2002. The charge consisted of the following items:

  •
  a non-cash charge of $512.5 million covering a cash payment that the Company will be required under the settlement to make upon the effectiveness of a plan of reorganization in the Grace bankruptcy. Because the Company cannot predict when a plan of reorganization may become effective, the Company recorded this liability as a current liability on the consolidated balance sheet at December 31, 2002. Under the terms of the settlement, this amount accrues interest at a 5.5% annual rate from December 21, 2002 to the date of payment. The Company has recorded this interest in interest expense in the consolidated statement of operations and in other current liabilities in the consolidated balance sheets. The accrued interest, which is compounded annually, was $58.9 million and $29.0 million at December 31, 2004 and 2003, respectively.

  •
  a non-cash charge of $321.5 million representing the fair market value at the date the Company recorded the charge of nine million shares of the Company's common stock expected to be issued under the settlement upon the effectiveness of Grace's plan of reorganization. These shares are subject to customary anti-dilution provisions that adjust for the effects of stock splits, stock dividends and other events affecting the Company's common stock. The fair market value of the Company's common stock was $35.72 per share as of the close of business on December 5, 2002. The Company recorded this amount in its consolidated balance sheet at December 31, 2002 as follows: $0.9 million representing the aggregate par value of these shares in common stock reserved for issuance related to the asbestos settlement, and the remaining $320.6 million, representing the excess of the aggregate fair market value over the aggregate par value of these common shares, in additional paid-in capital. The December 31, 2004 and 2003 diluted earnings per common share calculation reflects the shares of common stock reserved for issuance related to the asbestos settlement.

  •
  $16.1 million of legal and related fees as of December 31, 2002.

        Asbestos settlement and related costs in 2004 and 2003 reflected legal and related fees for asbestos-related matters of $2.0 million and $2.8 million, respectively.

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

Contingencies Related to the Cryovac Transaction

        In connection with the Cryovac transaction, Grace and its subsidiaries retained all liabilities arising out of their operations before the Cryovac transaction, whether accruing or occurring before or after the Cryovac transaction, other than liabilities arising from or relating to Cryovac's operations. Among the liabilities retained by Grace are liabilities relating to asbestos-containing products previously manufactured or sold by Grace's subsidiaries prior to the Cryovac transaction, including its primary U.S. operating subsidiary, W. R. Grace & Co.—Conn., which has operated for decades and has been a subsidiary of Grace since the Cryovac transaction. The Cryovac transaction agreements provided that, should any claimant seek to hold the Company or any of its subsidiaries responsible for liabilities retained by Grace or its subsidiaries, including the asbestos-related liabilities, Grace and its subsidiaries would indemnify and defend the Company.

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

        In the Joint Proxy Statement furnished to their respective stockholders in connection with the Cryovac transaction, both parties to the transaction stated that it was their belief that Grace and its subsidiaries were adequately capitalized and would be adequately capitalized after the Cryovac transaction and that none of the transfers contemplated to occur in the Cryovac transaction would be a fraudulent transfer. They also stated their belief that the Cryovac transaction complied with other relevant laws. However, if a court applying the relevant legal standards had reached conclusions adverse to the Company, these determinations could have had a materially adverse effect on the Company's consolidated financial position and results of operations.

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

        With the fraudulent transfer trial set to commence on December 9, 2002, on November 27, 2002, the Company reached an agreement in principle with the Committees prosecuting the claims against the Company and Cryovac, Inc., to resolve all current and future asbestos-related claims arising from the Cryovac transaction. On the same day, the court entered an order confirming that the parties had reached an amicable resolution of the disputes among the parties and that counsel for the Company and the Committees had agreed and bound the parties to the terms of the agreement in principle. As discussed above, the agreement in principle calls for payment of nine million shares of Sealed Air common stock and $512.5 million in cash, plus interest on the cash payment at a 5.5% annual rate starting on December 21, 2002 and ending on the effective date of the Grace plan of reorganization, when the Company is required to make the payment. These shares are subject to customary anti-dilution provisions that adjust for the effects of stock splits, stock dividends and other events affecting the Company's common stock. On December 3, 2002, the Company's Board of Directors approved the agreement in principle. The Company received notice that both of the Committees had approved the agreement in principle as of December 5, 2002. The parties subsequently signed a definitive settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. On November 26, 2003, the parties jointly presented the definitive settlement agreement to the U.S. District Court for the District of Delaware for approval. On Grace's motion to the U.S. District Court, that court transferred the motion to approve the settlement agreement to the Bankruptcy Court for disposition. After approval of the agreement, the agreement will eventually be incorporated into Grace's plan of reorganization and, assuming approval by Grace's creditors as part of the approval of the plan of reorganization, will then be implemented. The court has not yet addressed the joint motion to approve the definitive settlement agreement. Grace has stated in recent court filings that it does not plan to object to the definitive settlement agreement, but others, including other creditors of Grace, may do so.

        On June 8, 2004, the Company filed a motion with the U.S. District Court for the District of Delaware, where the fraudulent transfer trial was pending, requesting that the court vacate the July 2002 interim ruling on the legal standards to be applied relating to the fraudulent transfer claims against the Company. The Company was not challenging the definitive settlement agreement. The motion was filed as a protective measure in the event that the settlement agreement is ultimately not approved or implemented; however, the Company still expects that the settlement agreement will become effective upon the court's approval and Grace's emergence from bankruptcy with a plan of reorganization that is consistent with the terms of the settlement agreement.

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

        In January 2005, Grace filed a proposed plan of reorganization and related documents with the Bankruptcy Court. There were a number of objections filed, and the Company does not know whether the final plan will be consistent with the terms of the settlement agreement or if the other conditions to the Company's obligation to pay the settlement amount will be met. If these conditions are not satisfied or not waived by the Company, the Company will not be obligated to pay the settlement amount. However, if the Company does not pay the settlement amount, the Company and its affiliates will not be released from the various asbestos-related, fraudulent transfer, and indemnification claims made against them, and all of these claims would remain pending and would have to be resolved through other means, such as through agreement on alternative settlement terms or trials. The Company also cannot predict when a final plan of reorganization will become effective in Grace's bankruptcy.

        In January 2002, the Company filed a declaratory judgment action against Fresenius Medical Care Holdings, Inc., its parent, Fresenius AG, a German company, and specified affiliates in New York State court asking the court to resolve a contract dispute between the parties. The Fresenius parties contended that the Company was obligated to indemnify them for liabilities that they might incur as a result of the 1996 Fresenius transaction mentioned above. The Fresenius parties' contention was based on their interpretation of the agreements between them and W. R. Grace & Co.—Conn. in connection with the 1996 Fresenius transaction. In February 2002, the Fresenius parties announced that they had accrued a charge of $172.0 million for these potential liabilities, which included pre-transaction tax liabilities of Grace and the costs of defense of litigation arising from Grace's Chapter 11 filing. The Company believed that it was not responsible to indemnify the Fresenius parties under the 1996 agreements and filed the action to proceed to a resolution of the Fresenius parties' claims. In April 2002, the Fresenius parties filed a motion to dismiss the action and for entry of declaratory relief in its favor. The Company opposed the motion, and in July 2003, the court denied the motion without prejudice in view of the November 27, 2002 agreement in principle referred to above. As noted above, under the settlement agreement, there will be mutual releases exchanged between the Fresenius parties and the Company releasing any and all claims related to the 1996 Fresenius transaction.

        In November 2004, the Company's Canadian subsidiary Sealed Air (Canada) Co./Cie learned that it had been named a defendant in the case of Thundersky v. The Attorney General of Canada, et al. (File No. CI04-01-39818), which is pending in the Manitoba Court of Queen's Bench. Grace and W. R. Grace & Co.—Conn. are also named as defendants. The claim is brought as a putative class proceeding and seeks recovery for alleged injuries suffered by any Canadian resident, other than in the course of employment, as a result of Grace's marketing, selling, processing, manufacturing, distributing and/or delivering asbestos or asbestos-containing products in Canada. In January 2005, Grace and W. R. Grace & Co.—Conn. agreed to defend, indemnify and hold harmless the Company and its affiliates in respect of any liability and expense, including legal fees and costs, in this action. Grace's proposed plan of reorganization provides that these claims will be paid by the trusts to be established under Section 524(g) of the Bankruptcy Code as part of Grace's plan of reorganization, and it is anticipated that the defendants will ask the Canadian courts to enforce the terms of the plan of reorganization. Grace Canada, Inc. has previously obtained an order in the Ontario Superior Court of Justice recognizing the Grace Chapter 11 proceeding under the Canadian Companies' Creditors Arrangement Act.

        In view of Grace's Chapter 11 filing, the Company may receive additional claims asserting that the Company is liable for obligations that Grace had agreed to retain in the Cryovac transaction and for which the Company may be contingently liable. To date, no material additional claims have been asserted or threatened against the Company.

        Final determinations and accountings under the Cryovac transaction agreements with respect to matters pertaining to the transaction had not been completed at the time of Grace's Chapter 11 filing in 2001. The Company has filed claims in the bankruptcy proceeding that reflect the costs and liabilities that it has incurred or may incur that Grace and its affiliates agreed to retain or that are subject to indemnification by Grace and its affiliates under the Cryovac transaction agreements, other than payments to be made under the settlement agreement. Grace has alleged that the Company is responsible for specified amounts under the Cryovac transaction agreements. Any amounts for which the Company may be liable to Grace may be used to offset the liabilities of Grace and its affiliates to the Company. The Company intends to seek indemnification by Grace and its affiliates for defense costs related to asbestos and fraudulent transfer litigation and the Fresenius claims, and approximately $8.1 million paid by the Company on account of its guaranty of debt issued by W. R. Grace & Co.—Conn. Except to the extent of any potential setoff or similar claim, the Company expects that its claims will be as an unsecured creditor of Grace. Since portions of the Company's claims against Grace and its affiliates are contingent or unliquidated, the Company cannot determine the amount of the Company's claims, the extent to which these claims may be reduced by setoff, how much of the claims may be allowed, or the amount of the Company's recovery on these claims, if any, in the bankruptcy proceeding.

        On September 15, 2003, the case of Senn v. Hickey, et al. (Case No. 03-CV-4372) was filed in the U.S. District Court for the District of New Jersey (Newark). This lawsuit seeks class action status on behalf of all persons who purchased or otherwise acquired securities of the Company during the period from March 27, 2000 through July 30, 2002. The lawsuit names the Company and specified current and former officers and directors of the Company as defendants. The Company is required to provide indemnification to the other defendants, and accordingly the Company's counsel is also defending them. On June 29, 2004, the court granted plaintiff Miles Senn's motion for appointment as lead plaintiff and for approval of his choice of lead counsel. The plaintiff's amended complaint makes a number of allegations against the defendants. The principal allegations are that during the above period the defendants materially misled the investing public, artificially inflated the price of the Company's common stock by publicly issuing false and misleading statements and violated US GAAP by failing to properly account and accrue for the Company's contingent liability for asbestos claims arising from past operations of Grace. The plaintiffs seek compensatory damages and other relief. The Company intends to vigorously defend the lawsuit, since the Company believes that it properly disclosed its contingent liability for Grace's asbestos claims. Although the Company currently believes that it should have no liability in this lawsuit, until the lawsuit has progressed beyond its current preliminary stage, the Company cannot estimate the potential cost of an unfavorable outcome, if any.

Leases

        The Company is obligated under the terms of various leases covering primarily warehouse and office facilities and production equipment, as well as smaller manufacturing sites that it occupies. The Company accounts for substantially all of its leases as operating leases. Net rental expense was $28.2 million, $27.0 million and $24.3 million for 2004, 2003 and 2002, respectively. Estimated future minimum annual rental commitments under noncancelable real and personal property leases are as follows: 2005—$27.6 million; 2006—$22.9 million; 2007—$16.0 million; 2008—$9.6 million; 2009—$5.7 million; and subsequent years—$12.3 million.

Long-Term Commitments

        The Company has the following significant long-term commitments:

  •
  $15.0 million remaining obligation for the purchase of equipment over a five-year period which began in 2003, together with a potential termination fee in an amount to be determined. The Company's obligation is reduced or increased based on market price changes for the equipment and changes in the Packaging Machinery Manufacturers Index. Estimated future minimum annual commitments are as follows: 2005—$4.5 million; 2006—$5.0 million; and 2007—$5.5 million. Failure to purchase any of the minimum annual requirements in any year obligates the Company to pay an amount of 45% of such shortfall. During 2004 and 2003, the Company did not meet the minimum equipment purchase requirements and recorded a charge of $0.9 million and $1.0 million, respectively.

  •
  $10.5 million minimum remaining commitment for the purchase of telecommunications and network capacity and services over a four-year period that began in 2004.

  •
  $7.3 million to a supplier if the Company fails to purchase an additional 109.5 million pounds of specified raw materials, at the then current market price, over a ten-year period that ends in May 2012. The amount of the potential contingent payment declines in proportion to the Company's purchase of minimum quantities required under the contract. At December 31, 2004, the Company's purchases satisfied the minimum quantity requirements under the agreement.

  •
  $1.6 million to a supplier of equipment and consumables (declining to $0.3 million over the five-year term of the commitment) if the Company fails to purchase approximately $6.5 million of consumables per year over a five-year period that began in 2004.

  •
  3.1 million euros ($4.1 million at December 31, 2004) to a supplier of electricity over a two-year period that began in 2004.

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

Note 20    New Accounting Pronouncements

Recently Issued Statements of Financial Accounting Standards, Accounting Guidance and Disclosure Requirements

        In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," indicating that this deduction should be accounted for as a special deduction in accordance with the provisions of SFAS No. 109. Beginning in 2005 as qualifying activity occurs, the Company will recognize the allowable deductions through its effective tax rate at that time.

        In December 2004, the FASB issued Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," which provides a practical exception to the SFAS No. 109 requirement to reflect the effect of a new tax law in the period of enactment by allowing additional time beyond the financial reporting period to evaluate the effects on plans for reinvestment or repatriation of unremitted foreign earnings. See Note 10, "Income Taxes," for the required disclosures.

        In December 2004, the FASB issued SFAS No. 123 (revised), "Share-Based Payment." Statement 123 (revised) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement 123 (revised) covers a wide range of share-based compensation arrangements and requires that the compensation cost related to these types of payment transactions be recognized in financial statements. Cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123 (revised) becomes effective for periods starting after June 15, 2005. The adoption of SFAS No. 123 (revised) will not have an impact on the 2005 consolidated financial statements as the amounts currently recognized by the Company under its contingent stock plan would essentially be the same.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing." This amendment clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criteria specified in ARB 43 of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No. 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company is currently assessing the impact of SFAS No. 151 on its consolidated financial statements.

        In December 2003, the FASB issued FASB Interpretation No. ("FIN") 46 (revised December 2003), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. FIN 46R replaced FIN 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. The Company was required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities, and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of FIN 46R did not have any impact on the 2004 consolidated financial statements.

Note 21    Interim Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004(1)
Net sales	$913.1	$923.7	$944.2	$1,017.1
Gross profit	286.1	282.8	285.4	307.8
Net earnings	60.2	61.4	63.8	30.3
Earnings per common share—basic(2)	0.71	0.73	0.76	0.36
Earnings per common share—diluted(2) (3)	0.62	0.64	0.66	0.33
2003(1)
Net sales	$822.9	$865.6	$908.7	$934.8
Gross profit	259.5	269.5	288.9	294.9
Net earnings	61.7	65.8	66.1	46.9
Preferred stock dividends	13.3	12.9	2.4	—
Earnings per common share—basic(2)	0.57	0.63	0.45	0.55
Earnings per common share—diluted(2) (3)	0.52	0.56	0.40	0.49

(1)
The sum of the four quarterly amounts may not equal the full year amounts due to rounding in each period.

(2)
The sums of the four quarterly earnings per common share amounts may not equal the amounts reported for the full years since each period is calculated separately.

(3)
During 2004, the EITF reached a consensus on EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," which was effective for reporting periods ending after December 15, 2004. EITF Issue No. 04-08 requires that the dilutive effect of contingent convertible debt, such as the Company's 3% convertible senior notes due June 2033, which were issued in July 2003, be included in dilutive earnings per common share regardless of whether the contingency permitting holders to convert the debt into shares of common stock had been satisfied. The 2004 and 2003 diluted earnings per common share calculation includes additional shares of common stock and excludes the associated interest expense, net of income tax. EITF Issue No. 04-08 was applied on a retroactive basis and requires restatement of prior periods presented during which the contingent convertible debt instrument was outstanding.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in the Company's reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that the Company's employees accumulate this information and communicate it to the Company's management, including its Chief Executive Officer (its principal executive officer) and its Chief Financial Officer (its principal financial officer), as appropriate, to allow timely decisions regarding the required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily must apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures under Rule 13a-15. The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, supervised and participated in this evaluation. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Management's Annual Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. The management of the Company evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness, as of the end of its 2004 fiscal year, of the Company's internal control over financial reporting. The suitable recognized control framework on which management's evaluation of the Company's internal control over financial reporting is based is the Internal Control—Integrated Framework established and distributed for public comment by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation under the COSO framework, the Company's management concluded that its internal control over financial reporting as of the end of its 2004 fiscal year was effective. The independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, KPMG LLP, has issued an attestation report on management's assessment of the Company's internal control over financial reporting. KPMG's attestation report is included below in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Sealed Air Corporation:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Sealed Air Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in "Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)." Sealed Air Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Sealed Air Corporation's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Sealed Air Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in "Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)." Also, in our opinion, Sealed Air Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in "Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)."

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sealed Air Corporation and subsidiaries as of December 31, 2004 and, 2003, and the related consolidated statements of operations, shareholders' equity, cash flows and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2004, and the related consolidated financial statement schedule and our report dated March 21, 2005, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Short Hills, New Jersey
March 21, 2005

Changes in Internal Control over Financial Reporting

        There has not been any change in the Company's internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Part of the information required in response to this Item is set forth in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant," and the balance except as set forth below will be included in the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders under the captions "Election of Directors—Information Concerning Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance." All such information is incorporated herein by reference.

        The Company has adopted a Code of Conduct applicable to all directors, officers and employees and a supplemental Code of Ethics for Senior Financial Executives applicable to the Company's Chief Executive Officer, Chief Financial Officer, Controller, Treasurer, and all other employees performing similar functions for the Company. The texts of the Code of Conduct and the Code of Ethics for Senior Financial Executives are posted on the Company's Internet web site at www.sealedair.com and are available in print without charge to any stockholder who requests them by calling the Company at 201-791-7600 or writing to Investor Relations, Sealed Air Corporation, Park 80 East, Saddle Brook, New Jersey 07663-5291. The Company will post any amendments to the Code of Conduct and the Code of Ethics for Senior Financial Executives on its Internet web site. The Company will also post any waivers applicable to any of its directors or officers, including the senior financial officers listed above, from provisions of the Code of Conduct or the Code of Ethics for Senior Financial Executives on its Internet web site.

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

        The Company's Audit Committee comprises directors Hank Brown, who serves as chairman, Michael Chu and Lawrence R. Codey. The Company's Board of Directors has determined that each of the three members of the Audit Committee is an audit committee financial expert in accordance with the standards of the Securities and Exchange Commission and that each is independent, as defined in the listing standards of the New York Stock Exchange, Inc. applicable to the Company and as determined by the Board of Directors.

        During 2004, William V. Hickey, the Company's Chief Executive Officer, certified to the New York Stock Exchange that he was not aware of any violation by the Company of the New York Stock Exchange corporate governance listing standards. The Company has filed certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K.

Item 11.    Executive Compensation

        The information required in response to this Item will be set forth in the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders under the captions "Director Compensation," "Executive Compensation—Summary Compensation Table" and "Meetings and Committees of the Board of Directors; Status of Members—Compensation Committee Interlocks and Insider Participation." Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required in response to this Item will be set forth in the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders under the captions "Voting Securities" and "Equity Compensation Plan Information." Such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        None.

Item 14.    Principal Accountant Fees and Services

        The information required in response to this item will be included in the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders under the captions "Principal Independent Auditor Fees" and "Audit Committee Pre-Approval Policies and Procedures." Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)   Documents filed as a part of this Annual Report on Form 10-K:

  (i)
  Financial Statements

  See Index to Consolidated Financial Statements and Schedule on page 41 of this Annual Report on Form 10-K.

  (ii)
  Financial Statement Schedule

  See Schedule II—Valuation and Qualifying Accounts and Reserves—Years Ended December 31, 2004, 2003 and 2002 on page 105 of this Annual Report on Form 10-K.

  (iii)
  Exhibits

Exhibit Number	Description
2.1
Distribution Agreement dated as of March 30, 1998 among the Company, W. R. Grace & Co.-Conn., and W.R. Grace & Co. (Exhibit 2.2 to the Company's Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139, is incorporated herein by reference.)
3.1	Unofficial Composite Amended and Restated Certificate of Incorporation of the Company as currently in effect. (Exhibit 3.1 to the Company's Registration Statement on Form S-3, Registration No. 333-108544, is incorporated herein by reference.)
3.2	Amended and Restated By-Laws of the Company as currently in effect. (Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12139, is incorporated herein by reference.)
4.1	Indenture, dated as of July 1, 2003, of the Company, as Issuer, to SunTrust Bank, as Trustee, regarding 5.625% Senior Notes Due 2013 and 6.875% Senior Notes Due 2033. (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12139, is incorporated herein by reference.)
4.2	Indenture, dated as of July 1, 2003, of the Company, as Issuer, to SunTrust Bank, as Trustee, regarding 3% Convertible Senior Notes Due 2033. (Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12139, is incorporated herein by reference.)
4.3	Registration Rights Agreement, dated as of July 1, 2003, between the Company, as Issuer, and the initial purchasers of the Company's 3% Convertible Senior Notes Due 2033. (Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12139, is incorporated herein by reference.)
10.1	Employee Benefits Allocation Agreement dated as of March 30, 1998 among the Company, W. R. Grace & Co.—Conn. and W. R. Grace & Co. (Exhibit 10.1 to the Company's Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139, is incorporated herein by reference.)
10.2	Tax Sharing Agreement dated as of March 30, 1998 by and among the Company, W. R. Grace & Co.—Conn. and W. R. Grace & Co. (Exhibit 10.2 to the Company's Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139, is incorporated herein by reference.)
10.3	Restricted Stock Plan for Non-Employee Directors of the Company. (Annex E to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.)*

10.4	W. R. Grace & Co. 1996 Stock Incentive Plan, as amended. (Exhibit 10.1 to the Quarterly Report on Form 10-Q of W. R. Grace & Co. for the quarter ended March 31, 1997, File No. 1-12139, is incorporated herein by reference.)*
10.5	W. R. Grace & Co. 1994 Stock Incentive Plan, as amended. (Exhibit 10.6 to the Current Report on Form 8-K filed October 10, 1996 of W. R. Grace & Co., File No. 1-12139, is incorporated herein by reference.)*
10.6	Form of Contingent Stock Purchase Agreement-Section 162(m) Officer. (Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12139, is incorporated herein by reference.)*
10.7	Form of Contingent Stock Purchase Agreement-Officer. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12139, is incorporated herein by reference.)*
10.8	Form of Restricted Stock Purchase Agreement. (Exhibit 4.4 to the Company's Registration Statement on Form S-8, Registration No. 333-59195, is incorporated herein by reference.)*
10.9	Sealed Air Corporation Performance-Based Compensation Program. (Annex A to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.)*
10.10	Contingent Stock Plan of the Company, as amended. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12139, is incorporated herein by reference.)*
10.11	Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors. (Annex A to the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.)*
10.12	Form of Stock Purchase Agreement for use in connection with the Company's 2002 Stock Plan for Non-Employee Directors. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-12139, is incorporated herein by reference.)*
10.13	Sealed Air Corporation Deferred Compensation Plan for Directors. (Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-12139, is incorporated herein by reference.)*
10.14	Agreement in Principle, dated November 27, 2002, by and among the Official Committee of Asbestos Personal Injury Claimants, the Official Committee of Asbestos Property Damage Claimants, the Company, and the Company's subsidiary, Cryovac, Inc. (Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12139, is incorporated herein by reference.)
10.15	Settlement Agreement and Release, dated November 10, 2003, by and among the Official Committee of Asbestos Personal Injury Claimants, the Official Committee of Asbestos Property Damage Claimants, the Company, and the Company's subsidiary, Cryovac, Inc. (Exhibit 10.1 to the Company's Amendment No. 3 to its Registration Statement on Form S-3, Registration No. 333-108544, is incorporated herein by reference.)
10.16	Revolving Credit Facility (3-year), dated as of December 19, 2003, among the Company, certain of the Company's subsidiaries, banks and financial institutions party thereto, and Citibank, N.A. as agent for the lenders. (Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-12139, is incorporated herein by reference.)

10.17	Amendment, dated April 15, 2004, to the Restricted Stock Plan for Non-Employee Directors of the Company. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-12139, is incorporated herein by reference.)*
10.18	Amendment to the Contingent Stock Plan of the Company, adopted August 4, 2004. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-12139, is incorporated herein by reference.)*
10.19	Form of Amendment to Existing Contingent Stock Purchase Agreement—Officer. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-12139, is incorporated herein by reference.)*
10.20	Form of Contingent Stock Purchase Agreement—Officer (Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-12139, is incorporated herein by reference.)*
10.21	Form of Contingent Stock Purchase Agreement—Section 162(m) Officer. (Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-12139, is incorporated herein by reference.)*
10.22	Performance—Based Compensation Program of the Company, as amended, subject to stockholder approval at the 2005 Annual Meeting. (Exhibit 10.1 to the Company's Current Report on Form 8-K, Date of Report February 16, 2005, File No. 1-12139, is incorporated herein by reference.)*
10.23	2005 Contingent Stock Plan of the Company, subject to stockholder approval at the 2005 Annual Meeting. (Exhibit 10.2 to the Company's Current Report on Form 8-K, Date of Report February 16, 2005, File No. 1-12139, is incorporated herein by reference.)*
10.24	Fees to be paid to the Company's Non-Management Directors.*
10.25	Compensation Determinations, dated February 16, 2005, concerning certain executive officers of the Company.*
10.26	Salary, Cash Bonus and Other Compensation Arrangements for certain executive officers of the Company.*
10.27	Letter Agreement dated January 5, 2004 regarding compensation of J. Stuart K. Prosser.*
10.28	Letter Agreement dated January 13, 2004 regarding U.K. pension plan benefits to J. Stuart K. Prosser.*
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
31.1	Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated March 21, 2005.
31.2	Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated March 21, 2005.
32.1	Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350, dated March 21, 2005.
32.2	Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated March 21, 2005.

*
Compensatory plan or arrangement of management required to be filed as an exhibit to this report on Form 10-K.

SEALED AIR CORPORATION AND SUBSIDIARIES

SCHEDULE II

Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2004, 2003 and 2002

(In millions of dollars)

Description	Balance At Beginning Of Year	Charged To Costs And Expenses	Other	Deductions		Balance At End Of Year
Year ended December 31, 2004:
Allowance for doubtful accounts	$17.9	$5.1	$1.0	$(5.6	)(1)	$18.4

Inventory obsolescence reserve	$31.3	$3.9	$0.4	$(4.9	)(2)	$30.7

Year ended December 31, 2003:
Allowance for doubtful accounts	$18.7	$2.1	$1.3	$(4.2	)(1)	$17.9

Inventory obsolescence reserve	$28.1	$7.0	$1.0	$(4.8	)(2)	$31.3

Year ended December 31, 2002:
Allowance for doubtful accounts	$25.4	$5.2	$(2.6)	$(9.3	)(1)	$18.7

Inventory obsolescence reserve	$30.3	$5.5	$—	$(7.7	)(2)	$28.1

(1)
Primarily accounts receivable balances written off.

(2)
Primarily items removed from inventory.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALED AIR CORPORATION (Registrant)
Date: March 21, 2005	By:	/s/ WILLIAM V. HICKEY William V. Hickey President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Date

By	/s/ WILLIAM V. HICKEY William V. Hickey President, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2005
By	/s/ DAVID H. KELSEY David H. Kelsey Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 21, 2005
By	/s/ JEFFREY S. WARREN Jeffrey S. Warren Controller (Principal Accounting Officer)	March 21, 2005
By	/s/ HANK BROWN Hank Brown Director	March 21, 2005
By	/s/ MICHAEL CHU Michael Chu Director	March 21, 2005

By	/s/ LAWRENCE R. CODEY Lawrence R. Codey Director	March 21, 2005
By	/s/ T. J. DERMOT DUNPHY T. J. Dermot Dunphy Director	March 21, 2005
By	/s/ CHARLES F. FARRELL, JR. Charles F. Farrell, Jr. Director	March 21, 2005
By	/s/ KENNETH P. MANNING Kenneth P. Manning Director	March 21, 2005
By	/s/ WILLIAM J. MARINO William J. Marino Director	March 21, 2005