Form 10-Q
period 2005-03-31
SEALED AIR CORP/DE
filed 2005-05-04
CIK 1012100

Use these links to rapidly review the document
SEALED AIR CORPORATION AND SUBSIDIARIES TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
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

There were 83,706,180 shares of the registrant's common stock, par value $0.10 per share, issued and outstanding as of April 30, 2005.

SEALED AIR CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(In millions of dollars, except per share data)
(Unaudited)

	2005	2004
Net sales	$969.8	$913.1
Cost of sales	692.3	627.0

Gross profit	277.5	286.1
Marketing, administrative and development expenses	159.3	158.7
Restructuring charges	1.0	—

Operating profit	117.2	127.4
Interest expense	(36.8)	(38.7)
Other income, net	3.2	5.3

Earnings before income taxes	83.6	94.0
Income taxes	27.8	33.8

Net earnings	$55.8	$60.2

Add: Interest on 3% convertible senior notes, net of income tax	1.9	1.9

Net earnings ascribed to common shareholders—diluted	$57.7	$62.1

Earnings per common share:
Basic	$0.67	$0.71

Diluted	$0.58	$0.62

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005 and DECEMBER 31, 2004
(In millions of dollars, except share data)
(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$377.7	$358.0
Short-term investments—available-for-sale	37.0	54.1
Notes and accounts receivable, net of allowances for doubtful accounts of $19.1 in 2005 and $18.4 in 2004	634.2	662.5
Inventories	453.6	417.9
Other current assets	117.3	118.7

Total current assets	1,619.8	1,611.2

Property and equipment:
Land and improvements	34.2	35.5
Buildings	518.1	524.9
Machinery and equipment	1,940.7	1,969.6
Other property and equipment	132.8	137.0
Construction-in-progress	53.1	46.5

	2,678.9	2,713.5
Less accumulated depreciation and amortization	1,706.4	1,704.9

Property and equipment, net	972.5	1,008.6

Goodwill	1,949.1	1,953.4
Other assets	278.7	281.8

Total Assets	$4,820.1	$4,855.0

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005 and DECEMBER 31, 2004 (Continued)
(In millions of dollars, except share data)
(Unaudited)

	March 31, 2005	December 31, 2004
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$24.4	$19.8
Current portion of long-term debt	3.7	3.8
Accounts payable	239.5	248.5
Asbestos settlement liability	512.5	512.5
Other current liabilities	389.7	434.9
Income taxes payable	85.7	84.3

Total current liabilities	1,255.5	1,303.8
Long-term debt, less current portion	2,072.7	2,088.0
Deferred income taxes	25.0	26.9
Other liabilities	107.7	102.8

Total Liabilities	3,460.9	3,521.5

Commitments and Contingencies (Note 14)
Shareholders' equity:
Preferred stock, $0.10 par value per share. Authorized 50,000,000 shares; no shares issued in 2005 and 2004	—	—
Common stock, $0.10 par value per share. Authorized 400,000,000 shares; issued 85,957,849 shares in 2005 and 85,836,102 shares in 2004	8.6	8.6
Common stock reserved for issuance related to asbestos settlement, 9,000,000 shares, $0.10 par value per share in 2005 and 2004	0.9	0.9
Additional paid-in capital	1,065.9	1,059.8
Retained earnings	515.0	459.3
Deferred compensation	(21.0)	(17.9)

	1,569.4	1,510.7

Minimum pension liability, net of taxes	(3.3)	(3.3)
Cumulative translation adjustment	(108.6)	(77.8)
Unrecognized gain on derivative instruments, net of taxes	7.3	7.6

Accumulated other comprehensive loss	(104.6)	(73.5)

Cost of treasury common stock, 2,255,722 shares in 2005 and 2,211,886 shares in 2004	(105.6)	(103.7)

Total Shareholders' Equity	1,359.2	1,333.5

Total Liabilities and Shareholders' Equity	$4,820.1	$4,855.0

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(In millions of dollars)
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net earnings	$55.8	$60.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	44.2	44.7
Amortization of senior debt related items and other	0.8	0.8
Deferred tax provisions	(0.6)	(1.3)
Net gain on disposals of property and equipment	(0.3)	(0.6)
Changes in operating assets and liabilities:
Notes and accounts receivable	17.5	32.1
Inventories	(41.6)	(20.0)
Other current assets	0.9	4.0
Other assets	2.4	3.1
Accounts payable	(1.6)	(5.2)
Other current liabilities	(43.8)	(16.5)
Other liabilities	1.7	(1.0)

Net cash provided by operating activities	35.4	100.3

Cash flows from investing activities:
Capital expenditures for property and equipment	(20.6)	(27.4)
Purchases of available-for-sale securities	(112.0)	(96.0)
Sale of available-for-sale securities	129.1	78.3
Proceeds from sales of property and equipment	1.3	1.1
Businesses acquired in purchase transactions, net of cash acquired and other	(0.2)	(0.5)

Net cash used in investing activities	(2.4)	(44.5)

Cash flows from financing activities:
Proceeds from long-term debt	—	6.1
Payment of long-term debt	(1.0)	(0.7)
Repurchases of common stock	(1.5)	(25.0)
Proceeds from stock option exercises	0.2	0.2
Net proceeds from short-term borrowings	4.8	0.8

Net cash provided by (used in) financing activities	2.5	(18.6)

Effect of exchange rate changes on cash and cash equivalents	(15.8)	(7.1)

Cash and cash equivalents:
Net change during the period	19.7	30.1
Balance, beginning of period	358.0	297.8

Balance, end of period	$377.7	$327.9

Supplemental Cash Flow Items:
Interest payments, net of amounts capitalized	$26.8	$36.6

Income tax payments	$22.7	$16.7

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(In millions of dollars)
(Unaudited)

	2005	2004
Net earnings	$55.8	$60.2
Other comprehensive income (loss):
Unrecognized loss on derivative instruments, net of income tax benefit of $0.1 for 2005 and 2004	(0.3)	(0.1)
Foreign currency translation adjustments	(30.8)	0.1

Comprehensive income	$24.7	$60.2

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables in millions, except per share data)
(Unaudited)

(1)    Basis of Consolidation

        The condensed consolidated financial statements include the accounts of Sealed Air Corporation and its subsidiaries, or the Company. All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the condensed consolidated balance sheet as of March 31, 2005 and the condensed consolidated results of operations for the three months ended March 31, 2005 and 2004 have been made. The results set forth in the condensed consolidated statement of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. All amounts are approximate due to rounding. Where appropriate, prior period amounts have been reclassified to conform to the current year's presentation. Such reclassifications included the following:

  •
  The March 31, 2004 amounts related to the amortization of capitalized senior debt issuance costs have been reclassified to interest expense. Previously, the amortization expense was included in administrative expenses.

  •
  In the condensed consolidated statement of cash flows, the Company has reclassified the purchases and sales of auction rate securities as investing cash flows. These reclassifications had no impact on the results of operations of the Company. See "Short-Term Investments—Available-for-Sale Securities" below.

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

(2)    Business Segment Information

	For the Three Months Ended March 31,
	2005	2004
Net sales
Food Packaging	$594.9	$562.9
Protective Packaging	374.9	350.2

Total	$969.8	$913.1

Operating profit
Food Packaging	$75.9	$75.6
Protective Packaging	42.5	52.0

Total segments	118.4	127.6
Restructuring charges(1)	(1.0)	—
Unallocated corporate operating expenses	(0.2)	(0.2)

Total	$117.2	$127.4

Depreciation and amortization
Food Packaging	$29.2	$29.1
Protective Packaging	15.0	15.6

Total	$44.2	$44.7

(1)
In 2005, includes a charge of $0.4 million for Food Packaging and a charge of $0.6 million for Protective Packaging.

        In accordance with Statement of Financial Accounting Standards, or SFAS, No. 131, "Disclosures about Segments of an Enterprise and Related Information," and because the Company's management views goodwill as a corporate asset, the Company has allocated all of its goodwill to the corporate level rather than to the individual segments. However, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company has allocated goodwill to each reportable segment in order to perform its annual impairment review of goodwill, which it does during the fourth quarter of each year. The allocation of goodwill in accordance with SFAS No. 142 as of March 31, 2005 was as follows:

	Balance at Beginning of Period	Goodwill Acquired	Foreign Currency Translation	Balance at End of Period
Food Packaging	$558.6	$—	$(4.0)	$554.6
Protective Packaging	1,394.8	—	(0.3)	1,394.5

Total	$1,953.4	$—	$(4.3)	$1,949.1

(3)    Short-Term Investments—Available-for-Sale Securities

        At March 31, 2005 and December 31, 2004 the Company's available-for-sale securities consisted of auction rate securities for which interest or dividend rates are generally re-set for periods of up to 90 days. The auction rate securities outstanding at March 31, 2005 and December 31, 2004 were investments in preferred stock. In the fourth quarter of 2004, the Company reclassified its auction rate securities from cash and cash equivalents to short-term investments—available-for-sale securities. At March 31, 2005, the Company held auction rate securities of $37.0 million of which $15.0 million had contractual maturities in 2032 and $22.0 million had no maturity dates.

        At March 31, 2005 and December 31, 2004, the fair value of the available-for-sale securities held by the Company was equal to their cost. The proceeds from the sales of available-for-sale securities were $129.1 million and $78.3 million for the three months ended March 31, 2005 and 2004, respectively. Purchases of available-for-sale securities were $112.0 million and $96.0 million for the three months ended March 31, 2005 and 2004, respectively. There were no gross realized gains or losses from the sale of available-for-sale securities in 2005 and 2004.

(4)    Accounts Receivable Securitization

        The Company's $125.0 million receivables facility has an expiration date of December 7, 2007. The receivables facility contains financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these ratios at March 31, 2005.

        The Company's two primary operating subsidiaries did not sell any receivables interests under the receivables facility during the first three months of 2005 and 2004, and therefore the Company did not remove any related amounts from the assets reflected on its condensed consolidated balance sheet at March 31, 2005.

        The costs associated with the receivables facility are reflected in other income, net, in the Company's condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004. These costs primarily relate to program and commitment fees and other associated costs, which were $0.1 million for the three months ended March 31, 2005 and 2004.

(5)    Inventories

	March 31, 2005	December 31, 2004
Inventories (at FIFO, which approximates current cost):
Raw materials	$106.8	$106.1
Work in process	101.8	87.2
Finished goods	278.7	249.5

Subtotal	487.3	442.8
Reduction of certain inventories to LIFO basis	(33.7)	(24.9)

Total	$453.6	$417.9

        At March 31, 2005 and December 31, 2004, the Company determined the value of non-equipment U.S. inventories by the last-in, first-out, or LIFO, inventory method. The value of U.S. inventories determined by that method amounted to $152.9 million and $138.9 million at March 31, 2005 and December 31, 2004, respectively. If the Company had used the first-in, first-out, or FIFO, inventory method, which approximates replacement value, for these inventories, they would have been $33.7 million and $24.9 million higher at March 31, 2005 and December 31, 2004, respectively.

(6)    Goodwill and Identifiable Intangible Assets

  Goodwill:

        At March 31, 2005 and December 31, 2004, the Company had unamortized goodwill in the amount of $1,949.1 million and $1,953.4 million, respectively. See Note 2, "Business Segment Information," for the allocation of goodwill by business segment.

  Identifiable Intangible Assets:

        At March 31, 2005 and December 31, 2004, the Company had identifiable intangible assets with definite useful lives with a gross carrying value of $78.4 million and $77.2 million, respectively, less accumulated amortization of $63.3 million and $61.6 million, respectively. Identifiable intangibles, other than goodwill, individually and in the aggregate, comprise less than 5% of the Company's consolidated assets and therefore are immaterial to the Company's condensed consolidated balance sheets. Amortization of identifiable intangible assets was approximately $1.8 million for the three months ended March 31, 2005. Assuming no change in the gross carrying value of identifiable intangible assets from the value at March 31, 2005, the estimated amortization for future periods is as follows: remainder of 2005—$3.9 million, 2006—$2.8 million, 2007—$2.0 million, 2008—$1.3 million; and 2009—$1.0 million. These assets are reflected in "other assets" in the Company's condensed consolidated balance sheets. At March 31, 2005 and December 31, 2004, there were no identifiable intangible assets, other than goodwill, with indefinite useful lives as defined by SFAS No. 142.

(7)    Income Taxes

        The Company's effective income tax rate was 33.3% and 36.0% for the three months ended March 31, 2005 and 2004, respectively.

        For the three months ended March 31, 2005, the effective income tax rate is lower than the statutory U.S. federal income tax rate primarily due to the lower net effective tax rate on foreign earnings, partially offset by the effect of state income taxes. For the three months ended March 31, 2004, the effective income tax rate was higher than the statutory U.S. federal income tax rate primarily due to state income taxes, partially offset by lower foreign tax rates.

        On October 22, 2004, the American Jobs Creation Act, known as the AJCA, became law. The AJCA provides a deduction of 85% of qualifying foreign earnings that the Company repatriates, as defined in the AJCA, in 2005. This deduction produces the equivalent of a 5.25% effective tax rate on the repatriated earnings. The Company qualifies to repatriate up to approximately $500 million.

        The Company continues to evaluate the effects of the repatriation provision in accordance with FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." During the evaluation, the Company is principally considering global cash management objectives, its overall tax position and restrictions on the use of repatriated cash. Pending completion of this evaluation, the Company cannot reasonably estimate the range of potential income tax effects of repatriating funds. If the Company determines to repatriate funds in reliance upon the AJCA, it must complete the repatriation by the end of 2005.

        The AJCA also provides a deduction for qualified production activities in accordance with FASB Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The qualified production activities deduction, while favorable, is not expected to have a material impact on the Company's 2005 effective income tax rate.

(8)    Restructuring and Other Charges

  2004 Restructuring Program:

        During the fourth quarter of 2004, the Company announced a series of separate profit improvement plans in various geographic regions in order to complement the Company's long-term growth programs and financial goals and to improve the Company's operating efficiencies and lower its overall cost structure. The principal effect of these plans will be to reduce the number of employees and consolidate or relocate operations in both of the Company's reportable business segments.

        At December 31, 2004, the Company expected to eliminate 473 full-time positions, of which 50 positions had been eliminated prior to December 31, 2004. During the first three months of 2005, the Company revised the number of expected full-time positions to be eliminated to 476. In addition, with the prospective addition of approximately 100 positions in connection with the Company's realignment or relocation of certain manufacturing activities, the net reduction in positions is expected to be approximately 376. During the first three months of 2005, the Company eliminated 185 positions. These actions affect principally production workers and members of the Company's sales force. The Company expects to complete this reduction in headcount by June 2006.

        The components of the restructuring charges, spending and other activity through March 31, 2005 and the remaining accrual balance at March 31, 2005 were as follows:

	Employee Termination Costs	Facility Exit Costs	Total Cost
Original provision	$21.6	$1.1	$22.7
Cash payments during 2004	(0.6)	—	(0.6)
Effect of changes in currency rates	0.2	—	0.2

Restructuring accrual at December 31, 2004	21.2	1.1	22.3
Cash payments during the first three months of 2005	(7.9)	(0.1)	(8.0)
Adjustment to restructuring liability	0.7	—	0.7
Effect of changes in currency rates	(0.4)	—	(0.4)

Restructuring accrual at March 31, 2005	$13.6	$1.0	$14.6

        The Company expects that $8.4 million of the remaining accrual balance at March 31, 2005 will be paid out through the remainder of 2005 and $6.2 million will be paid out from January 1, 2006 and thereafter.

        In the first three months of 2005, the Company incurred an additional $0.3 million of costs related to the relocation of employees and assets from closed facilities.

(9)    Defined Benefit Pension Plans

U.S. Pension Plans:

	Three Months Ended March 31,
	2005	2004
Components of Net Periodic Benefit Cost:
Service cost	$0.3	$0.3
Interest cost	0.5	0.4
Expected return on plan assets	(0.6)	(0.5)
Amortization of prior service cost	0.2	0.2
Amortization of net actuarial loss	0.1	0.1

Net periodic pension cost	$0.5	$0.5

        The Company contributed $3.6 million to its U.S. defined benefit pension plans during the year ended December 31, 2004. The Company expects to contribute $0.3 million to its U.S. defined benefit plans in 2005.

Non-U.S. Pension Plans:

	Three Months Ended March 31,
	2005	2004
Components of Net Periodic Benefit Cost:
Service cost	$1.7	$1.8
Interest cost	3.0	2.6
Expected return on plan assets	(3.2)	(2.9)
Amortization of net actuarial loss	1.4	1.3

Net periodic pension cost	$2.9	$2.8

        The Company contributed $11.4 million to its non-U.S. defined benefit pension plans during the year ended December 31, 2004. The Company expects to contribute $4.1 million to its non-U.S. defined benefit plans in 2005.

(10)    Debt

2006 Facility:

        The Company has not borrowed under its $350.0 million unsecured multi-currency revolving credit facility that matures in 2006.

ANZ Facility:

        In March 2005, the Company renewed its 170.0 million Australian dollar facility, equivalent to U.S. $131.0 million at March 31, 2005, for a 5-year period expiring March 2010, with terms and conditions that were substantially equivalent to those in the facility prior to the renewal. During 2005, the Company has not borrowed under the ANZ facility, and no amounts were outstanding at March 31, 2005.

Covenants:

        Each issue of the Company's outstanding senior notes and the Company's outstanding euro notes imposes limitations on the Company's operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. The 2006 facility contains financial covenants relating to interest coverage, debt leverage and minimum liquidity, and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the asbestos settlement agreement discussed in Note 14, "Commitments and Contingencies" under the caption "Asbestos Settlement and Related Costs." The ANZ facility contains financial covenants relating to debt leverage, interest coverage and tangible net worth, and restrictions on the creation of liens, the incurrence of additional indebtedness and asset sales, in each case relating to the Australian and New Zealand subsidiaries of the Company that are borrowers under the facility. The Company was in compliance with these limitations at March 31, 2005.

Lines of Credit:

        At March 31, 2005, the Company had lines of credit available of $710.6 million, of which $671.0 million were unused. The available lines of credit included committed lines of $481.0 million and uncommitted lines of $229.6 million. These credit lines include amounts available under the 2006 facility and the ANZ facility as well as other lines of credit available to various subsidiaries. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

Senior Notes:

        During the three months ended March 31, 2005, the Company recorded adjustments to the fair value of its 5.375% senior notes due April 2008 as a result of the Company's interest rate hedging related to these notes. See Note 11, "Derivatives and Hedging Activities."

(11)    Derivatives and Hedging Activities

Foreign Currency Forward Contracts:

        The Company is exposed to market risk, such as fluctuations in foreign currency exchange rates. The Company's subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purpose of the Company's foreign currency hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies. At March 31, 2005, the Company was party to foreign currency forward contracts with an aggregate notional amount of $335.8 million maturing through October 2005. The estimated fair values of these contracts, which represent the estimated net payments that would be paid or received by the Company in the event of termination of these contracts based on the then current foreign exchange rates, was approximately zero at March 31, 2005 and December 31, 2004, respectively. These contracts qualified and were designated as cash flow hedges and had original maturities of less than twelve months.

Interest Rate Swaps:

        From time to time, the Company may use interest rate swaps to manage its exposure to fluctuations in interest rates. At March 31, 2005, the Company had interest rate swaps with a total notional amount of $300.0 million that qualified and were designated as fair value hedges. The Company entered into these interest rate swaps to effectively convert its 5.375% senior notes due April 2008 into floating rate debt. At March 31, 2005, the Company recorded an adjustment to record a decrease of $13.2 million in the fair value of the 5.375% senior notes due April 2008 due to changes in interest rates and an offsetting increase to other liabilities to record the fair value of the related interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.

        The Company reduced interest expense $0.4 million and $1.9 million for the three months ended March 31, 2005 and 2004, respectively, due to the impact of interest rate swaps that were outstanding during the respective period.

(12)    Other Income, net

	Three Months Ended March 31,
	2005	2004
Interest and dividend income	$2.4	$1.7
Net foreign exchange transaction losses	(1.7)	(0.1)
Other, net	2.5	3.7

Other income, net	$3.2	$5.3

(13)    Earnings Per Common Share

        During 2004, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," which was effective for reporting periods ending after December 15, 2004. EITF Issue No. 04-08 requires that the dilutive effect of contingently convertible debt, such as the Company's 3% convertible senior notes due June 2033, which the Company issued in July 2003, be included in dilutive earnings per common share regardless of whether the contingency permitting holders to convert the debt into shares of common stock had been satisfied. EITF Issue No. 04-08 was applicable retroactively and required restatement of prior periods during which the contingently convertible debt instrument was outstanding. As a result, 2004 diluted earnings per common share have been restated to include 6.2 million additional shares of common stock and to exclude the associated interest expense of $1.9 million on the contingent convertible debt, net of income tax.

        In calculating diluted earnings per common share, the Company's calculation of the weighted average number of common shares for 2005 and 2004 provides for the conversion of the Company's 3% convertible senior notes due June 2033 due to the application of EITF Issue No. 04-08, the issuance of nine million shares of common stock reserved for the Company's previously announced asbestos settlement referred to in Note 14, "Commitments and Contingencies," under the caption "Asbestos Settlement and Related Costs," and the exercise of dilutive stock options, net of assumed treasury stock repurchases.

        The following table sets forth the reconciliation of the basic and diluted earnings per common share computations for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Basic EPS:
Numerator
Net earnings ascribed to common shareholders—basic	$55.8	$60.2

Denominator
Weighted average common shares outstanding—basic	83.7	85.1

Basic earnings per common share	$0.67	$0.71

Diluted EPS:
Numerator
Net earnings ascribed to common shareholders—basic	$55.8	$60.2
Add: Interest on 3% convertible senior notes, net of income taxes	1.9	1.9

Net earnings ascribed to common shareholders—diluted	$57.7	$62.1

Denominator
Weighted average common shares outstanding—basic	83.7	85.1
Effect of conversion of 3% convertible senior notes	6.2	6.2
Effect of assumed issuance of asbestos settlement shares	9.0	9.0

Weighted average common shares outstanding—diluted	98.9	100.3

Diluted earnings per common share	$0.58	$0.62

(14)    Commitments and Contingencies

Asbestos Settlement and Related Costs:

        On November 27, 2002, the Company reached an agreement in principle with the committees appointed to represent asbestos claimants in the bankruptcy case of W. R. Grace & Co. to resolve all current and future asbestos-related claims made against the Company and its affiliates, the fraudulent transfer claims, and indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies in connection with the Cryovac transaction referred to below. On December 3, 2002, the Company's Board of Directors approved the agreement in principle. The Company was advised that both of the committees had approved the agreement in principle as of December 5, 2002. The parties to the agreement in principle signed a definitive settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. The Company recorded a charge of $850.1 million as a result of the asbestos settlement in its consolidated statement of operations for the year ended December 31, 2002. These matters are described more fully in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

        On April 1, 2005, the parties to the definitive settlement agreement filed a renewed motion to approve the definitive settlement agreement with the U.S. Bankruptcy Court in the District of Delaware, where the W. R. Grace bankruptcy case is pending. No objections to the approval of the settlement agreement were filed as of the deadline for such objections, which was April 21, 2005. Grace filed a response stating that it did not object to the approval of the settlement agreement, but requested that the order approving the agreement specifically provide that the Bankruptcy Court retain jurisdiction of any dispute that might arise between the Company and Grace and its affiliates regarding Grace's compliance with certain terms of the settlement agreement.

Cryovac Transaction; Contingencies Related to the Cryovac Transaction:

        On March 31, 1998, the Company completed a multi-step transaction that brought the Cryovac packaging business and the former Sealed Air Corporation's business under the common ownership of the Company. The Company described the Cryovac transaction, contingencies related to the Cryovac transaction, and the case of Senn v. Hickey, et al. filed in United States District Court for the District of New Jersey (Case No. 03-CV-4372) in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

        On March 14, 2005, the Company filed a motion to dismiss the amended complaint in the Senn v. Hickey, et al. case for failure to state a claim. On April 25, 2005, the plaintiffs filed a brief in opposition to this motion, and the Company is scheduled to file a reply to this brief on May 26, 2005. Although the Company currently believes that it should have no liability in this lawsuit, until the lawsuit has progressed beyond its current preliminary stage, the Company cannot estimate the potential cost of an unfavorable outcome, if any.

(15)    New Accounting Pronouncements

        In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the impact of FIN 47 on its consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 123 (revised), "Share-Based Payment." Statement 123 (revised) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement 123 (revised) covers a wide range of share-based compensation arrangements and requires that the compensation cost related to these types of payment transactions be recognized in financial statements. Cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123 (revised) becomes effective for years beginning after June 15, 2005. The adoption of SFAS No. 123 (revised) will not have an impact on the 2006 consolidated financial statements as the amounts currently recognized by the Company under its contingent stock plan (or that would be recognized by the Company under the 2005 Contingent Stock Plan of Sealed Air Corporation, if that plan is approved by the Company's stockholders at the 2005 annual meeting) would essentially be the same.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with the Company's condensed consolidated financial statements and related notes set forth in Item 1 of Part I of this quarterly report on Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and the Company's consolidated financial statements and related notes set forth in Item 8 of Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2004. All amounts and percentages are approximate due to rounding. Where appropriate, prior period amounts have been reclassified to conform to the current year's presentation.

Introduction

        Highlights for the Company's first quarter of 2005 compared with the corresponding 2004 period were:

	For the First Quarter of
(dollars in millions)	2005	2004	% Change
Net Sales:
U.S.	$462.9	$442.9	5
% of total net sales	48%	49%
International	506.9	470.2	8
% of total net sales	52%	51%

Total net sales	$969.8	$913.1	6

Gross profit	$277.5	$286.1	(3)
% of total net sales	28.6%	31.3%
Marketing, administrative and development expenses	$159.3	$158.7	—
% of total net sales	16.4%	17.4%
Restructuring charges	$1.0	—	NA
Operating profit	$117.2	$127.4	(8)
% of total net sales	12.1%	14.0%

        For the first quarter of 2005, the amortization of capitalized senior debt issuance costs was included in interest expense. For the first quarter of 2004, this amortization expense was included in administrative expenses. The results for the 2004 period have been adjusted to conform to the 2005 presentation.

Net Sales

        Net sales for the first quarter of 2005 increased 6% to $969.8 million compared with $913.1 million in the first quarter of 2004. The components of the increase in net sales for the first quarter were as follows (dollars in millions):

	Food Packaging Segment		Protective Packaging Segment		Total Company
Volume—Units	0.7%	$4.0	0.7%	$2.3	0.7%	$6.3
Volume—Acquired Businesses, net of dispositions	—	(0.2)	0.9	3.3	0.3	3.1
Price/Mix	2.2	12.6	3.2	11.2	2.6	23.8
Foreign Currency Translation	2.8	15.6	2.3	7.9	2.6	23.5

Total	5.7%	$32.0	7.1%	$24.7	6.2%	$56.7

        Foreign currency translation had a favorable impact on net sales of $23.5 million in the first quarter of 2005. Excluding the positive effect of foreign currency translation, net sales would have increased 4% compared with the first quarter of 2004. The favorable foreign currency translation impact on net sales in the first quarter of 2005 was primarily due to the strengthening of foreign currencies in Europe against the U.S. dollar.

        Net sales of the Company's food packaging segment, which consists primarily of the Company's Cryovac® food packaging products, constituted 61% of net sales in the first quarter of 2005 and 62% in the first quarter of 2004.

        The Company's protective packaging segment contributed the balance of net sales. This segment aggregates the Company's protective packaging products and shrink packaging products, all of which are used principally for non-food packaging applications.

Food Packaging Segment Sales

        Net sales of food packaging products increased 6% in the first quarter of 2005 to $594.9 million compared with $562.9 million in the first quarter of 2004. Unit volumes increased 1% in the first quarter of 2005 compared with 2004 due to increases in Asia Pacific, which were offset by lower unit volumes in Europe. In Europe, import restrictions relating to a licensing process imposed by the Commonwealth of Independent States negatively impacted the Company's sales of packaging products for cheeses and processed meats. Food packaging sales in the U.S. continue to be adversely affected by import restrictions imposed by several countries on U.S. beef products. Excluding the $15.6 million positive foreign currency translation effect, net sales would have increased 3%.

Protective Packaging Segment Sales

        Net sales of protective packaging products increased 7% in the first quarter of 2005 to $374.9 million compared with $350.2 million in the first quarter of 2004. Unit volumes in the U.S. increased in the first quarter of 2005 compared with 2004, partially offset by a decrease in Europe. Foreign currency translation had a favorable impact of $7.9 million in the first quarter of 2005. Excluding the positive foreign currency translation effect, net sales would have increased 5%.

Sales by Geographic Region

        The components of the increase in net sales by geographic region for the first quarter of 2005 compared with the first quarter of 2004 were as follows (dollars in millions):

	U.S.		International		Total Company
Volume—Units	1.4%	$6.0	0.1%	$0.3	0.7%	$6.3
Volume—Acquired Businesses, net of dispositions	—	—	0.7	3.1	0.3	3.1
Price/Mix	3.1	14.0	2.0	9.8	2.6	23.8
Foreign Currency Translation	—	—	5.0	23.5	2.6	23.5

Total	4.5%	$20.0	7.8%	$36.7	6.2%	$56.7

        Net sales from operations in the United States represented 48% of net sales in the first quarter of 2005 and 49% in the first quarter of 2004. Net sales from U.S. operations increased 5% in the first quarter of 2005 to $462.9 million compared with $442.9 million in the first quarter of 2004. Net sales from international operations increased 8% in the first quarter of 2005 to $506.9 million compared with $470.2 million for the first quarter of 2004. Excluding the $23.5 million favorable foreign currency translation effect, international net sales would have increased 3% compared with the first quarter of 2004.

Costs and Margins

        Gross profit was $277.5 million or 28.6% of net sales in the first quarter of 2005, compared with $286.1 million or 31.3% of net sales in the first quarter of 2004. The decrease in gross profit as a percentage of net sales in the first quarter of 2005 compared with the 2004 period was due to petrochemical-related raw material cost increases that were offset in part by selling price increases.

        Marketing, administrative and development expenses remained essentially flat at $159.3 million in the first quarter of 2005 compared with $158.7 million in the first quarter of 2004, reflecting the Company's control of expenses. As a percentage of net sales, marketing, administrative and development expenses declined to 16.4% compared with 17.4% in the first quarter of 2004.

Restructuring Charges

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

        At December 31, 2004, the Company expected to eliminate 473 full-time positions, of which 50 positions had been eliminated prior to December 31, 2004. During the first three months of 2005, the Company revised the number of expected full-time positions to be eliminated to 476. In addition, with the prospective addition of approximately 100 positions in connection with the Company's realignment or relocation of certain manufacturing activities, the net reduction in positions is expected to be approximately 376. During the first three months of 2005, the Company eliminated 185 positions. These actions affect principally production workers and members of the Company's sales force. The Company expects to complete this reduction in headcount by June 2006.

        The charges at December 31, 2004 consisted of the following:

	Year Ended December 31, 2004
	Food Packaging	Protective Packaging	Total Cost
Employee termination costs	$17.5	$4.1	$21.6
Long-lived asset impairments	10.2	0.1	10.3
Facility exit costs	1.1	—	1.1
FAS 88 curtailment and settlements	0.3	—	0.3

Total	$29.1	$4.2	$33.3

        The long-lived asset impairment of $10.3 million consisted of write-downs and write-offs of property and equipment. The impairments related to decisions to rationalize and realign production of some of the Company's smaller product lines and to close several smaller scale European manufacturing facilities. Since the undiscounted cash flows associated with these assets, including estimated salvage value, were less than the carrying values of these assets, they were written down to their estimated fair value. The Company plans to dispose of these facilities and much of the equipment by mid-2005.

        The components of the restructuring charges, spending and other activity through March 31, 2005 and the remaining accrual balance at March 31, 2005 were as follows:

	Employee Termination Costs	Facility Exit Costs	Total Cost
Original provision	$21.6	$1.1	$22.7
Cash payments during 2004	(0.6)	—	(0.6)
Effect of changes in currency rates	0.2	—	0.2

Restructuring accrual at December 31, 2004	21.2	1.1	22.3
Cash payments during the first three months of 2005	(7.9)	(0.1)	(8.0)
Adjustment to restructuring liability	0.7	—	0.7
Effect of changes in currency rates	(0.4)	—	(0.4)

Restructuring accrual at March 31, 2005	$13.6	$1.0	$14.6

        The Company expects that $8.4 million of the remaining accrual balance at March 31, 2005 will be paid out through the remainder of 2005 and $6.2 million will be paid out from January 1, 2006 and thereafter.

        In the first quarter of 2005, the Company incurred an additional $0.3 million of costs related to the relocation of employees and assets from closed facilities.

        The Company estimates that it will realize approximately $25.0 to $30.0 million in annualized cost savings on a full year run rate basis by the end of 2006.

Operating Profit

        Operating profit decreased 8% in the first quarter of 2005 to $117.2 million compared with $127.4 million in the first quarter of 2004. The reduction in operating profit in 2005 compared with 2004 was primarily due to the reasons described in "Costs and Margins" above. As a percentage of net sales, operating profit was 12.1% and 14.0% in the first quarters of 2005 and 2004, respectively.

        Operating profit by business segment for the 2005 and 2004 periods was as follows (dollars in millions):

	For the First Quarter of
	2005	2004
Food Packaging Segment	$75.9	$75.6
Protective Packaging Segment	42.5	52.0

Total segments	118.4	127.6
Restructuring charges	(1.0)	—
Unallocated corporate operating expenses	(0.2)	(0.2)

Total	$117.2	$127.4

        The food packaging segment contributed 64% and 59% of the Company's operating profit in the first quarters of 2005 and 2004, respectively, before taking into consideration restructuring charges and unallocated corporate operating expenses.

        Food packaging operating profit for the first quarter was 12.8% of food packaging net sales, compared with 13.4% of food packaging net sales in 2004. Protective packaging operating profit for the first quarter was 11.3% of protective packaging net sales, compared with 14.8% of protective packaging net sales in 2004. The declines in operating profit as a percentage of net sales were due to significant increases in raw material costs that were offset partially by increases in selling prices and by productivity improvements in the food packaging segment.

Interest Expense and Other Income, net

        Interest expense (which includes the effects of interest rate swaps and the amortization of capitalized senior debt issuance costs, bond discount and terminated treasury locks) was $36.8 million in the first quarter of 2005 compared with $38.7 million in the first quarter of 2004. The decrease in interest expense in 2005 compared with 2004 was primarily due to a decrease of $3.3 million of interest expense due to the redemption of the entire outstanding principal amount, $177.5 million, of the Company's 8.75% senior notes due July 2008 and the repurchase of $22.7 million face amount of its 6.95% senior notes due May 2009, both completed in the fourth quarter of 2004, partially offset by a decline of $0.5 million in the favorable impact of interest rate swaps.

        Other income, net, was $3.2 million in the first quarter of 2005 and $5.3 million in the first quarter of 2004. These amounts include interest and dividend income of $2.4 million and $1.7 million and net foreign exchange transaction losses of $1.7 million and $0.1 million in 2005 and 2004, respectively.

Income Taxes

        The Company's effective income tax rate was 33.3% and 36.0% for the first quarters of 2005 and 2004, respectively. The decrease in the 2005 effective income tax rate compared with 2004 was primarily due to improved tax efficiencies resulting from reorganization of certain of the Company's international subsidiaries in 2004.

        For the first quarter of 2005, the effective income tax rate is lower than the statutory U.S. federal income tax rate primarily due to the lower net effective tax rate on foreign earnings, partially offset by the effect of state income taxes. For the first quarter of 2004, the effective income tax rate was higher than the statutory U.S. federal income tax rate primarily due to state income taxes, partially offset by lower foreign tax rates.

        On October 22, 2004, the American Jobs Creation Act, known as the AJCA, became law. The AJCA provides a deduction of 85% of qualifying foreign earnings that the Company repatriates, as defined in the AJCA, in 2005. This deduction produces the equivalent of a 5.25% effective tax rate on the repatriated earnings. The Company qualifies to repatriate up to approximately $500 million.

        The Company continues to evaluate the effects of the repatriation provision in accordance with FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." During the evaluation, the Company is principally considering global cash management objectives, its overall tax position and restrictions on the use of repatriated cash. Pending completion of this evaluation, the Company cannot reasonably estimate the range of potential income tax effects of repatriating funds. If the Company determines to repatriate funds in reliance upon the AJCA, it must complete the repatriation by the end of 2005.

        The AJCA also provides a deduction for qualified production activities in accordance with FASB Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The qualified production activities deduction, while favorable, is not expected to have a material impact on the Company's 2005 effective income tax rate.

Net Earnings

        As a result of the factors noted above, net earnings were $55.8 million in the first quarter of 2005 compared with $60.2 million in the first quarter of 2004.

        Basic and diluted earnings per common share were $0.67 and $0.58, respectively, for the first quarter of 2005 compared with basic and diluted earnings per common share of $0.71 and $0.62, respectively, for the first quarter of 2004.

        During 2004, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," which was effective for reporting periods ending after December 15, 2004. EITF Issue No. 04-08 requires that the dilutive effect of contingently convertible debt, such as the Company's 3% convertible senior notes due June 2033, which the Company issued in July 2003, be included in dilutive earnings per common share regardless of whether the contingency permitting holders to convert the debt into shares of common stock had been satisfied. EITF Issue No. 04-08 was applicable retroactively and required restatement of prior periods during which the contingently convertible debt instrument was outstanding. As a result, the first quarter of 2004 diluted earnings per common share have been restated to include 6.2 million additional shares of common stock and to exclude the associated interest expense of $1.9 million, on the contingent convertible debt, net of income tax.

        In calculating diluted earnings per common share, the Company's calculation of the weighted average number of common shares for the first quarters of 2005 and 2004 provides for the conversion of the Company's 3% convertible senior notes due June 2033 due to the application of EITF Issue No. 04-08, the issuance of nine million shares of common stock reserved for the Company's previously announced asbestos settlement referred to in Note 14, "Commitments and Contingencies," of the Notes to the Company's Condensed Consolidated Financial Statements under the caption "Asbestos Settlement and Related Costs," and the exercise of dilutive stock options, net of assumed treasury stock repurchases.

Liquidity and Capital Resources

        The information in this section sets forth material changes in and updates of material information contained in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and should be read in conjunction with that discussion. Accordingly, the discussion that follows contains:

  •
  an updated description of the Company's material commitments and contingencies;

  •
  an updated description of the Company's principal sources of liquidity;

  •
  an updated description of the Company's outstanding indebtedness;

  •
  an analysis of the Company's historical cash flows for the three months ended March 31, 2005;

  •
  an updated description of the Company's derivative financial instruments; and

  •
  a description of changes in the Company's shareholders' equity for the three months ended March 31, 2005.

Material Commitments and Contingencies

Asbestos Settlement and Related Costs

        The Company recorded a charge of $850.1 million in the fourth quarter of 2002, of which $512.5 million covers a cash payment that the Company is required to make upon the effectiveness of a plan of reorganization in the bankruptcy of W. R. Grace & Co. The Company did not use cash in the first quarters of 2005 or 2004 with respect to this liability, and the Company cannot predict when it will be required to make this payment. The Company currently expects to fund this payment by using a combination of accumulated cash and future cash flows from operations and funds available under its $350.0 million unsecured multi-currency credit facility or its accounts receivable securitization program, both described below, or a combination of these alternatives. The cash payment of $512.5 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. The Company has recorded this accrued interest in other current liabilities in the condensed consolidated balance sheets, and such amounts were $66.7 million and $58.9 million at March 31, 2005 and December 31, 2004, respectively.

Cryovac Transaction; Contingencies Related to the Cryovac Transaction

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, "Commitments and Contingencies," of the Notes to the Company's Condensed Consolidated Financial Statements is incorporated herein by reference.

Principal Sources of Liquidity

        The Company's principal sources of liquidity are accumulated cash and short-term investments, cash flows from operations and amounts available under its existing lines of credit and its accounts receivable securitization facility. There were no material changes to the Company's liquidity sources in the first quarter of 2005.

Accounts Receivable Facility

        The Company's $125.0 million receivables facility has an expiration date of December 7, 2007. The receivables facility contains financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these ratios at March 31, 2005.

        The Company has not sold any receivables interests under the receivables program since 2002, and therefore the Company did not remove any related amounts from the assets reflected on its condensed consolidated balance sheets at March 31, 2005 or December 31, 2004.

Outstanding Indebtedness

        At March 31, 2005 and at December 31, 2004, the Company's total debt outstanding consisted of the amounts set forth on the following table (dollars in millions):

	March 31, 2005	December 31, 2004
Short-term borrowings and current portion of long-term debt:
Short-term borrowings	$24.4	$19.8
Current portion of long-term debt	3.7	3.8

Total current debt	28.1	23.6

Long-term debt, less current portion:
5.625% Euro Notes due July 2006, less unamortized discount of $0.4 in 2005 and $0.5 in 2004(1)	258.1	267.5
6.95% Senior Notes due May 2009, less unamortized discount of $0.8 in 2005 and $0.9 in 2004	226.5	226.4
5.375% Senior Notes due April 2008, less unamortized discount and fair value adjustment of $14.2 in 2005 and $8.7 in 2004(2)	285.8	291.3
5.625% Senior Notes due July 2013, less unamortized discount of $1.2 in 2005 and 2004	398.8	398.8
6.875% Senior Notes due July 2033, less unamortized discount of $1.6 in 2005 and 2004	448.4	448.4
3% Convertible Senior Notes due June 2033	431.3	431.3
Other	23.8	24.3

Total long-term debt, less current portion	2,072.7	2,088.0

Total debt	$2,100.8	$2,111.6

(1)
The carrying value of the euro notes decreased $9.5 million in the first quarter of 2005, as a result of the weakening of the euro compared to the U.S. dollar during 2005.

(2)
Amounts include adjustments due to interest rate swaps. See Note 11, "Derivatives and Hedging Activities," of the Notes to the Company's Condensed Consolidated Financial Statements.

2006 Facility

        The Company has not borrowed under its $350.0 million unsecured multi-currency revolving credit facility that matures in 2006.

ANZ Facility

        In March 2005, the Company renewed its 170.0 million Australian dollar facility, equivalent to U.S. $131.0 million at March 31, 2005, for a 5-year period expiring March 2010, with terms and conditions that were substantially equivalent to those in the facility prior to the renewal. During 2005, the Company has not borrowed under the ANZ facility, and no amounts were outstanding at March 31, 2005.

Covenants

        Each issue of the Company's outstanding senior notes and the Company's outstanding euro notes imposes limitations on the Company's operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. The 2006 facility contains financial covenants relating to interest coverage, debt leverage and minimum liquidity, and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the asbestos settlement agreement discussed above. The ANZ facility contains financial covenants relating to debt leverage, interest coverage and tangible net worth, and restrictions on the creation of liens, the incurrence of additional indebtedness and asset sales, in each case relating to the Australian and New Zealand subsidiaries of the Company that are borrowers under the facility. The Company was in compliance with these limitations at March 31, 2005.

Debt Ratings

        The Company's cost of capital and ability to obtain external financing may be affected by its debt ratings, which the credit rating agencies review periodically. The Company's long-term senior unsecured debt is currently rated Baa3 (stable outlook) by Moody's Investors Service, Inc. and BBB (negative outlook) by Standard & Poor's Rating Services, a division of the McGraw-Hill Companies. These ratings are among the ratings assigned by each of these organizations for investment grade long-term senior unsecured debt. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

Lines of Credit

        At March 31, 2005, the Company had lines of credit available of $710.6 million, of which $671.0 million were unused. The available lines of credit included committed lines of $481.0 million and uncommitted lines of $229.6 million. These credit lines include amounts available under the 2006 facility and the ANZ facility as well as other lines of credit available to various subsidiaries. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

Analysis of Historical Cash Flows

Net Cash Provided by Operating Activities

        Net cash provided by operating activities was $35.4 million for the first three months of 2005 and $100.3 million for the first three months of 2004. The change between 2005 and 2004 was primarily due to the following:

  •
  Other current liabilities decreased $43.8 million from December 31, 2004 compared with a decrease of $16.5 million in 2004 from December 31, 2003 to March 31, 2004. The decrease during 2005 was primarily due to a decrease in accrued customer volume rebates of $22.3 million in 2005, the payment of employee termination costs and facility exit costs related to the 2004 restructuring program of $8.0 million in 2005, and a decrease in accrued payroll-related costs (such as the Company's annual contribution to its profit-sharing plan and annual bonus payments), partially offset by an increase in accrued interest. The decrease in 2004 was primarily due to a decrease in accrued payroll-related costs and a decrease in accrued customer volume rebates of $18.9 million during 2004, which were partially offset by an increase in income taxes payable.

  •
  Inventory increased $41.6 million from December 31, 2004 primarily due to quantity increases in the ordinary course of business and an increase in the export of goods from the U.S. to Asia Pacific and Latin America. This increase compares with a $20.0 million increase in 2004 from December 31, 2003. The increase in 2004 was primarily due to increased petrochemical based raw material costs since December 31, 2003, as well as quantity increases in the ordinary course of business.

  •
  Notes and accounts receivable decreased $17.5 million from December 31, 2004. This decrease compares with a decrease of $32.1 million in 2004 from December 31, 2003. The change in both periods was due to the timing of collections of accounts receivables in the ordinary course of business.

Net Cash Used in Investing Activities

        Net cash used in investing activities amounted to $2.4 million for the first three months of 2005 compared with $44.5 million for the first three months of 2004.

        In each year, investing activities consisted primarily of capital expenditures, which amounted to $20.6 million in 2005 and $27.4 million in 2004, and purchases and sales of available-for-sale securities. The decline in net cash used for investing activities was primarily due to a $34.8 million change related to purchases and sales of available-for-sale securities, and to a lesser extent, to lower levels of capital expenditures.

        The Company currently anticipates that capital expenditures for the year ended December 31, 2005 will be in the range of $100 million to $125 million. The Company's projection of capital expenditures for 2005 is based upon its capital expenditure budget for 2005, the status of approved but not yet completed capital projects, anticipated future projects and historic spending trends.

Net Cash Provided by (Used in) Financing Activities

        Net cash provided by financing activities amounted to $2.5 million for the first three months of 2005 compared with net cash used in financing activities of $18.6 million for the first three months of 2004. The change in financing activities between 2005 and 2004 was primarily due to a reduction in 2005 of the net cash used to repurchase shares of the Company's common stock, as discussed in "Repurchases of Capital Stock" below.

Repurchases of Capital Stock

        During the first quarter of 2005, the Company repurchased 32,600 shares of its common stock, par value $0.10 per share, in open market purchases at a cost of $1.5 million. The average price per share of these common stock repurchases in the first quarter of 2005 was $47.93. During the first quarter of 2004, the Company repurchased 514,300 shares of its common stock in open market purchases at a cost of $25.0 million. The average price per share of these common stock repurchases in the first quarter of 2004 was $48.51.

        The share repurchases described above were made under a program previously adopted by the Company's Board of Directors. The share repurchase program authorized the repurchase of up to approximately 16,977,000 shares of common stock, which included Series A convertible preferred stock on an as-converted basis prior to its redemption. As of March 31, 2005, the Company had repurchased approximately 11,930,000 shares of common stock and preferred stock on an as-converted basis, and the remaining repurchase authorization covered approximately 5,047,000 shares of common stock. The Company may from time to time continue to repurchase its common stock.

Changes in Working Capital

        At March 31, 2005, working capital (current assets less current liabilities) was $364.3 million compared with $307.4 million at December 31, 2004. The increase in the Company's working capital during the first three months of 2005 resulted primarily from the following changes in the ordinary course of business:

  •
  an increase of $35.7 million in inventories, primarily due to quantity purchases in the ordinary course of business and an increase in the export of goods from the U.S. to Asia Pacific and Latin America, partially offset by a decrease of $5.9 million from the effects of foreign currency translation;

  •
  a decrease in accrued payroll of $30.7 million due to the payments of payroll-related costs (such as the Company's annual contribution to its profit-sharing plan and annual bonus payments);

  •
  a decrease in accrued customer volume rebates of $22.8 million due to the timing of payments;

  •
  a decrease in current accrued restructuring costs of $8.0 million due to the payment of employee termination costs and facility exit costs related to the 2004 restructuring program; and

  •
  a decrease in accounts payable of $9.0 million due to the timing of payments to vendors and $3.7 million from the effects of foreign currency translation;

        partially offset by;

  •
  a decrease of $28.3 million in notes and accounts receivable, primarily due to $10.9 million from the effects of foreign currency translation and to collections of accounts receivables in the ordinary course of business; and

  •
  an increase of $8.7 million in accrued interest primarily due to an additional $7.8 million of accrued interest related to the asbestos settlement liability.

Current and Quick Ratios

        The ratio of current assets to current liabilities, known as the current ratio, was 1.3 at March 31, 2005 and 1.2 at December 31, 2004. The ratio of current assets less inventory to current liabilities, known as the quick ratio, was 0.9 at March 31, 2005 and December 31, 2004.

Derivative Financial Instruments

Interest Rate Swaps

        At March 31, 2005, the Company had interest rate swaps with a total notional amount of $300.0 million that qualified and were designated as fair value hedges. The Company entered into these interest rate swaps to effectively convert its 5.375% senior notes due April 2008 into floating rate debt. At March 31, 2005, the Company recorded a reduction to long-term debt to record the fair value of the 5.375% senior notes due April 2008 due to changes in interest rates of $13.2 million and an offsetting adjustment to other liabilities to record the fair value of the related interest rate swaps.

        The Company also reduced interest expense by $0.4 million and $1.9 million for the first quarter of 2005 and 2004, respectively, due to the impact of interest rate swaps that were outstanding during the respective period.

Foreign Currency Forward Contracts

        At March 31, 2005, the Company was party to foreign currency forward contracts, which did not have a significant impact on the Company's liquidity.

        For further discussion about these contracts and other financial instruments, see Item 3, "Quantitative and Qualitative Disclosures about Market Risk."

Shareholders' Equity

        Shareholders' equity was $1,359.2 million at March 31, 2005 and $1,333.5 million at December 31, 2004. Shareholders' equity increased in the first three months of 2005 primarily due to net earnings of $55.8 million partially offset by an increase in foreign currency translation adjustment of $30.8 million.

Recently Issued Accounting Standards

        The Company is subject to recently issued statements of financial accounting standards, accounting guidance and disclosure requirements. Note 15, "New Accounting Pronouncements," of the Notes to the Company's Condensed Consolidated Financial Statements, which is contained in Item 1 of Part 1 of this Quarterly Report on Form 10-Q, describes these new accounting pronouncements and is incorporated herein by reference.

Critical Accounting Policies and Estimates

        For a discussion of the Company's critical accounting policies and estimates, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

  •
  the effects of animal and food-related health issues such as bovine spongiform encephalopathy, also known as BSE or "mad-cow" disease and foot-and-mouth disease, as well as other health issues affecting trade;

  •
  import/export restrictions;

  •
  competitive factors;

  •
  disruptions to data or voice communications networks;

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

        The Company's interest rate swaps are described above in Note 11, "Derivatives and Hedging Activities," of the Notes to the Company's Condensed Consolidated Financial Statements contained in Part I, Item 1 and in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Derivative Financial Instruments—Interest Rate Swaps" contained in Part I, Item 2 of this Quarterly Report on Form 10-Q.

        The Company reduced interest expense by $0.4 million and $1.9 million for the first quarter of 2005 and 2004, respectively, due to the impact of interest rate swaps that were outstanding during the respective year.

        At March 31, 2005, the Company had no collars or options outstanding.

        The fair value of the Company's fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At March 31, 2005, the carrying value of the Company's total debt, which includes the impact of outstanding interest rate swaps, was $2,100.8 million of which $2,076.4 million was fixed-rate debt. At December 31, 2004, the carrying value of the Company's total debt, which includes the impact of outstanding interest rate swaps, was $2,111.6 million of which $2,091.8 million was fixed-rate debt. The estimated fair value of the Company's total debt, including the impact of outstanding interest rate swaps, and the cost of replacing the Company's fixed-rate debt with borrowings at current market rates, was $2,206.3 million at March 31, 2005 compared with $2,231.6 million at December 31, 2004. A hypothetical 10% decrease in interest rates would result in an increase in the fair value of the total debt balance at March 31, 2005 of $61.3 million. These changes in the fair value of the Company's fixed rate debt do not alter the Company's obligations to repay the outstanding principal amount of such debt.

Item 4.    Controls and Procedures

        As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures under Rule 13a-15. The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, supervised and participated in this evaluation. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in the Company's periodic reports filed with the SEC.

        There has not been any change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

        The information set forth in Part I of this Quarterly Report on Form 10-Q in Note 14, "Commitments and Contingencies," of the Notes to the Company's Condensed Consolidated Financial Statements is incorporated herein by reference. See also Part I, Item 3, "Legal Proceedings," of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

  (c)
  Issuer Purchases of Equity Securities

        The table below sets forth the total number of shares of the Company's common stock, par value $0.10 per share, that the Company repurchased in each month of the quarter ended March 31, 2005, the average price paid per share, the total number of shares purchased as part of publicly announced plans or programs and the maximum number of shares that may yet be purchased under the plans or programs.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
Balance as of December 31, 2004				5,079,976
January 1, 2005 through January 31, 2005	32,600	$47.90	32,600	5,047,376
February 1, 2005 through February 28, 2005	5,879	$51.49	0	5,047,376
March 1, 2005 through March 31, 2005	5,357	$52.39	0	5,047,376

Total	43,836	$48.63	32,600

(1)
The Company purchased all shares pursuant to its publicly announced program (discussed below) except for shares repurchased or withheld pursuant to the Company's contingent stock plan. Pursuant to the repurchase option provision of its contingent stock plan, during each of the months of February and March 2005 the Company repurchased 2,000 shares of the Company's common stock. Pursuant to the provision of its contingent stock plan which permits tax withholding obligations or other legally required charges to be satisfied by having the Company withhold shares from an award under the plan, the Company withheld 3,879 and 3,357 shares in February and March 2005, respectively.

(2)
The price calculations in this column for the months of February and March 2005 represent the closing prices of the Company's common stock as reported in the New York Stock Exchange composite listing on the respective dates the relevant shares were withheld in accordance with the tax-withholding provision of the Company's contingent stock plan. The price calculations do not include the above-mentioned shares of the Company's common stock repurchased by the Company pursuant to the repurchase option provision of its contingent stock plan. In accordance with the repurchase option, the Company repurchased those shares at the issue price of the shares, which was $1.00 per share.

(3)
On June 29, 1998, the Company announced that its Board of Directors had authorized the purchase of up to five percent of the Company's then issued and outstanding capital stock on an as-converted basis. On April 14, 2000, the Company announced that its Board of Directors had authorized the purchase of up to an additional five percent of the Company's issued and outstanding capital stock as of March 31, 2000 on an as-converted basis. On November 3, 2000, the Company announced that its Board of Directors had authorized the purchase of up to an additional five percent of the Company's issued and outstanding capital stock as of October 31, 2000 on an as-converted basis. At the time of these authorizations, the Company's capital stock comprised its common stock and its Series A convertible preferred stock. Prior to its redemption in July 2003, each share of the Company's Series A convertible preferred stock was convertible into 0.885 shares of the Company's common stock. These authorizations compose a single program, which has no set expiration date. As of the close of business on March 31, 2005, approximately 16,977,000 shares of the Company's common stock were authorized to be repurchased under this program, approximately 11,930,000 shares had been repurchased (including preferred shares on an as-converted basis), leaving approximately 5,047,000 shares of common stock authorized for repurchase under the program.

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
31.1	Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated May 4, 2005.
31.2	Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated May 4, 2005.
32.1	Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to 18 U.S.C. § 1350, dated May 4, 2005.
32.2	Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated May 4, 2005.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEALED AIR CORPORATION (Registrant)
Date: May 4, 2005	By:	/s/ JEFFREY S. WARREN Jeffrey S. Warren Controller (Duly Authorized Executive Officer and Chief Accounting Officer)