Form 10-Q
period 2005-06-30
SEALED AIR CORP/DE
filed 2005-08-04
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

There were 82,874,223 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of July 31, 2005.

SEALED AIR CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
SEALED AIR CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2005 and 2004
(In millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$1,020.0	$923.7	$1,989.7	$1,836.8
Cost of sales	724.1	640.9	1,416.3	1,267.9
Gross profit	295.9	282.8	573.4	568.9
Marketing, administrative and development expenses	169.5	155.1	328.8	313.8
Restructuring charges	0.2	—	1.2	—
Operating profit	126.2	127.7	243.4	255.1
Interest expense	(38.0)	(37.3)	(74.8)	(76.0)
Other income, net	5.8	0.4	9.0	5.7
Earnings before income taxes	94.0	90.8	177.6	184.8
Income taxes	31.3	29.4	59.0	63.3
Net earnings	$62.7	$61.4	$118.6	$121.5
Earnings per common share:
Basic	$0.75	$0.73	$1.42	$1.44
Diluted	$0.66	$0.64	$1.24	$1.26

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2005 and December 31, 2004
(In millions of dollars, except share data)
(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$455.1	$358.0
Short-term investments—available-for-sale securities	—	54.1
Notes and accounts receivable, net of allowances for doubtful accounts of $18.4 in 2005 and 2004	642.5	662.5
Inventories	454.0	417.9
Other current assets	117.9	118.7
Total current assets	1,669.5	1,611.2
Property and equipment:
Land and improvements	33.3	35.5
Buildings	508.6	524.9
Machinery and equipment	1,911.6	1,969.6
Other property and equipment	129.8	137.0
Construction-in-progress	58.9	46.5
	2,642.2	2,713.5
Less accumulated depreciation and amortization	1,702.8	1,704.9
Property and equipment, net	939.4	1,008.6
Goodwill	1,947.4	1,953.4
Other assets	272.4	281.8
Total Assets	$4,828.7	$4,855.0

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2005 and December 31, 2004 (Continued)
(In millions of dollars, except share data)
(Unaudited)

	June 30, 2005	December 31, 2004
LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$26.3	$19.8
Current portion of long-term debt	3.5	3.8
Accounts payable	271.8	248.5
Asbestos settlement liability	512.5	512.5
Other current liabilities	416.7	434.9
Income taxes payable	65.6	84.3
Total current liabilities	1,296.4	1,303.8
Long-term debt, less current portion	2,059.6	2,088.0
Deferred income taxes	21.0	26.9
Other liabilities	95.3	102.8
Total Liabilities	3,472.3	3,521.5
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.10 par value per share. Authorized 50,000,000 shares; no shares issued in 2005 and 2004	—	—
Common stock, $0.10 par value per share. Authorized 400,000,000 shares; issued 85,966,453 shares in 2005 and 85,836,102 shares in 2004	8.6	8.6
Common stock reserved for issuance related to asbestos settlement, 9,000,000 shares, $0.10 par value per share, in 2005 and 2004	0.9	0.9
Additional paid-in capital	1,066.2	1,059.8
Retained earnings	577.8	459.3
Deferred compensation	(18.0)	(17.9)
	1,635.5	1,510.7
Minimum pension liability, net of taxes	(3.3)	(3.3)
Cumulative translation adjustment	(142.1)	(77.8)
Unrecognized gain on derivative instruments, net of taxes	7.1	7.6
Accumulated other comprehensive loss	(138.3)	(73.5)
Cost of treasury common stock, 2,976,878 shares in 2005 and 2,211,886 shares in 2004	(140.8)	(103.7)
Total Shareholders’ Equity	1,356.4	1,333.5
Total Liabilities and Shareholders’ Equity	$4,828.7	$4,855.0

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004
(In millions of dollars)
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net earnings	$118.6	$121.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	88.0	88.9
Amortization of senior debt related items and other	1.6	1.6
Deferred tax provisions	(1.4)	(2.8)
Net gain on disposals of property and equipment	(1.1)	(0.3)
Changes in operating assets and liabilities:
Notes and accounts receivable	(2.8)	19.2
Inventories	(46.0)	(25.2)
Other current assets	(0.9)	4.1
Other assets	2.0	(0.2)
Accounts payable	35.5	10.6
Other current liabilities	(30.3)	(7.9)
Other liabilities	(3.5)	(0.4)
Net cash provided by operating activities	159.7	209.1
Cash flows from investing activities:
Capital expenditures for property and equipment	(41.3)	(51.4)
Purchases of available-for-sale securities	(133.2)	(221.4)
Sales of available-for-sale securities	187.3	138.1
Proceeds from sales of property and equipment	2.0	4.3
Businesses acquired in purchase transactions, net of cash acquired and other	(0.2)	(0.5)
Net cash provided by (used in) investing activities	14.6	(130.9)
Cash flows from financing activities:
Proceeds from long-term debt	—	20.0
Payment of long-term debt	(2.0)	(1.7)
Repurchases of common stock	(36.7)	(59.0)
Proceeds from stock option exercises	0.6	0.5
Net proceeds (payment) from short-term borrowings	5.1	(5.3)
Net cash used in financing activities	(33.0)	(45.5)
Effect of exchange rate changes on cash and cash equivalents	(44.2)	(5.2)
Cash and cash equivalents:
Net change during the period	97.1	27.5
Balance, beginning of period	358.0	297.8
Balance, end of period	$455.1	$325.3
Supplemental Cash Flow Items:
Interest payments, net of amounts capitalized	$49.7	$58.2
Income tax payments	$73.9	$66.0

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2005 and 2004
(In millions of dollars)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings	$62.7	$61.4	$118.6	$121.5
Other comprehensive loss:
Unrecognized loss on derivative instruments, net of income tax (benefit) expense of $(0.1) and $(0.2) for the three and six months ended June 30, 2005, respectively, and $0.1 and $0.2 for the three and six months ended June 30, 2004, respectively	(0.2)	(0.3)	(0.5)	(0.4)
Foreign currency translation adjustments	(33.5)	(6.7)	(64.3)	(6.6)
Comprehensive income	$29.0	$54.4	$53.8	$114.5

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except per share data)
(Unaudited)

(1)   Basis of Consolidation

The condensed consolidated financial statements include the accounts of Sealed Air Corporation and its subsidiaries, or the Company. All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the condensed consolidated balance sheet as of June 30, 2005 and the condensed consolidated results of operations for the three and six months ended June 30, 2005 and 2004 have been made. The results set forth in the condensed consolidated statement of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. All amounts are approximate due to rounding. Where appropriate, prior period amounts have been reclassified to conform to the current year’s presentation. Most significantly, in the condensed consolidated statement of cash flows, the Company has reclassified the purchases and sales of auction rate securities as investing cash flows. These reclassifications had no impact on the results of operations of the Company. See Note 3, “Short-Term Investments—Available-for-Sale Securities” below.

The condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules, annual footnotes and other financial information that are normally required by accounting principles generally accepted in the United States of America, or GAAP, can be condensed or omitted.

The Company is responsible for the unaudited condensed consolidated financial statements included in this document. As these are condensed financial statements, they should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest Annual Report on Form 10-K and with the information contained in the Company’s other publicly-available filings with the SEC.

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions, except per share data)
(Unaudited)

(2)   Business Segment Information

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net sales
Food Packaging	$634.6	$570.3	$1,229.5	$1,133.2
Protective Packaging	385.4	353.4	760.2	703.6
Total	$1,020.0	$923.7	$1,989.7	$1,836.8
Operating profit
Food Packaging	$83.1	$71.7	$159.0	$147.3
Protective Packaging	43.4	56.2	86.0	108.2
Total segments	$126.5	$127.9	$245.0	$255.5
Restructuring charges(1)	(0.2)	—	(1.2)	—
Unallocated corporate operating expenses	(0.1)	(0.2)	(0.4)	(0.4)
Total	$126.2	$127.7	$243.4	$255.1
Depreciation and amortization
Food Packaging	$29.0	$28.9	$58.1	$57.9
Protective Packaging	14.8	15.3	29.9	31.0
Total	$43.8	$44.2	$88.0	$88.9

(1)          The three and six months ended June 30, 2005 include a $0.1 and $0.5 charge, respectively, related to Food Packaging and a $0.1 and $0.7 charge, respectively, related to Protective Packaging.

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and because the Company’s management views goodwill as a corporate asset, the Company has allocated all of its goodwill to the corporate level rather than to the individual segments. However, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company has allocated goodwill to each reportable segment in order to perform its annual impairment review of goodwill, which it does during the fourth quarter of each year. The allocation of goodwill in accordance with SFAS No. 142 as of June 30, 2005 was as follows:

	Balance at December 31, 2004	Goodwill Acquired	Foreign Currency Translation	Balance at June 30, 2005
Food Packaging	$558.6	$—	$(6.3)	$552.3
Protective Packaging	1,394.8	0.7	(0.4)	1,395.1
Total	$1,953.4	$0.7	$(6.7)	$1,947.4

(3)   Short-Term Investments—Available-for-Sale Securities

At June 30, 2005, the Company held no available-for-sale securities. At December 31, 2004 the Company’s available-for-sale securities consisted of auction rate securities for which interest or dividend rates are generally re-set for periods of up to 90 days. The auction rate securities held at December 31, 2004 were investments in preferred stock. In the fourth quarter of 2004, the Company reclassified its

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions, except per share data)
(Unaudited)

(3)   Short-Term Investments—Available-for-Sale Securities (Continued)

auction rate securities from cash and cash equivalents to short-term investments—available-for-sale securities.

At December 31, 2004, the fair value of the available-for-sale securities held by the Company was equal to their cost. The proceeds from the sales of available-for-sale securities were $187.3 million and $138.1 million for the six months ended June 30, 2005 and 2004, respectively. Purchases of available-for-sale securities were $133.2 million and $221.4 million for the six months ended June 30, 2005 and 2004, respectively. There were no gross realized gains or losses from the sale of available-for-sale securities in 2005 and 2004.

(4)   Accounts Receivable Securitization

The Company’s $125.0 million receivables facility has an expiration date of December 7, 2007. The receivables facility contains financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these ratios at June 30, 2005.

The Company’s receivables funding subsidiary did not sell any receivables interests under the receivables facility during the first six months of 2005 and 2004, and therefore the Company did not remove any related amounts from the assets reflected on its condensed consolidated balance sheet at June 30, 2005.

The costs associated with the receivables facility are reflected in other income, net, in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2005 and 2004. These costs primarily relate to program and commitment fees and other associated costs, which were $0.1 million for each of the three months ended June 30, 2005 and 2004, and $0.2 million for each of the six months ended June 30, 2005 and 2004.

(5)   Inventories

	June 30, 2005	December 31, 2004
Inventories (at FIFO, which approximates current cost):
Raw materials	$99.3	$106.1
Work in process	108.6	87.2
Finished goods	279.3	249.5
Subtotal	487.2	442.8
Reduction of certain inventories to LIFO basis	(33.2)	(24.9)
Total	$454.0	$417.9

At June 30, 2005 and December 31, 2004, the Company determined the value of non-equipment U.S. inventories by the last-in, first-out, or LIFO, inventory method. The value of U.S. inventories determined by that method amounted to $146.2 million and $138.9 million at June 30, 2005 and December 31, 2004, respectively. If the Company had used the first-in, first-out, or FIFO, inventory method, which approximates replacement value, for these inventories, they would have been $33.2 million and $24.9 million higher at June 30, 2005 and December 31, 2004, respectively.

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions, except per share data)
(Unaudited)

(6)   Goodwill and Identifiable Intangible Assets

Goodwill:

At June 30, 2005 and December 31, 2004, the Company had unamortized goodwill in the amount of $1,947.4 million and $1,953.4 million, respectively. See Note 2, “Business Segment Information,” for the allocation of goodwill by business segment.

Identifiable Intangible Assets:

At June 30, 2005 and December 31, 2004, the Company had identifiable intangible assets with definite useful lives with a gross carrying value of $76.8 million and $77.2 million, respectively, less accumulated amortization of $63.2 million and $61.6 million, respectively. Identifiable intangibles, other than goodwill, individually and in the aggregate, comprise less than 5% of the Company’s consolidated assets and therefore are immaterial to the Company’s condensed consolidated balance sheets.

Amortization of identifiable intangible assets was approximately $3.3 million for the six months ended June 30, 2005. Assuming no change in the gross carrying value of identifiable intangible assets from the value at June 30, 2005, the estimated amortization for future periods is as follows: remainder of 2005—$2.3 million, 2006—$3.2 million, 2007—$2.6 million, 2008—$1.7 million; and 2009—$1.1 million. These assets are reflected in “other assets” in the Company’s condensed consolidated balance sheets. At June 30, 2005 and December 31, 2004, there were no identifiable intangible assets, other than goodwill, with indefinite useful lives as defined by SFAS No. 142.

(7)   Income Taxes

The Company’s effective income tax rate was 33.3% and 32.4% for the three months ended June 30, 2005 and 2004, respectively, and 33.3% and 34.3% for the six months ended June 30, 2005 and 2004, respectively.

For the three months ended June 30, 2005 and the six months ended June 30, 2005 and 2004, the effective income tax rate was lower than the statutory U.S. federal income tax rate primarily due to the lower net effective tax rate on foreign earnings, partially offset by the effect of state income taxes. The effective income tax rate for the three months ended June 30, 2004 reflects the effect of cumulatively adjusting the Company’s effective income tax rate for the six months ended June 30, 2004 to 34.3% from 36.0% for the three months ended March 31, 2004.

On October 22, 2004, the American Jobs Creation Act, known as the AJCA, became law. The AJCA provides for a deduction of 85% of qualifying foreign earnings that the Company repatriates, as defined in the AJCA, in 2005. This deduction produces the equivalent of a 5.25% effective tax rate on the repatriated earnings. The Company qualifies to repatriate up to approximately $500 million. The Company continues to evaluate the effects of the repatriation provision in accordance with FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” and expects to complete this evaluation by the end of the third quarter or the beginning of the fourth quarter of 2005. During the evaluation, the Company is principally considering global cash management objectives, its overall tax position and restrictions on the use of

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions, except per share data)
(Unaudited)

(7)   Income Taxes (Continued)

repatriated cash. Pending completion of this evaluation, the Company cannot reasonably estimate the range of potential income tax effects of repatriating funds. If the Company determines to repatriate funds in reliance upon the AJCA, it must complete the repatriation by the end of 2005.

The AJCA also provides for a deduction for qualified production activities in accordance with FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The qualified production activities deduction, while favorable, is not expected to have a material impact on the Company’s 2005 effective income tax rate.

(8)   Restructuring and Other Charges

2004 Restructuring Program:

During the fourth quarter of 2004, the Company announced a series of separate profit improvement plans in various geographic regions in order to complement the Company’s long-term growth programs and financial goals and to improve the Company’s operating efficiencies and lower its overall cost structure. The principal effect of these plans will be to reduce the number of employees and consolidate or relocate operations in both of the Company’s reportable business segments.

At December 31, 2004, the Company expected to eliminate 473 full-time positions, of which 65 positions had been eliminated prior to December 31, 2004. During the first six months of 2005, the Company revised the number of expected full-time positions to be eliminated to 479. In addition, with the prospective addition of approximately 100 positions in connection with the Company’s realignment or relocation of certain manufacturing activities, the net reduction in positions is expected to be approximately 379. Through June 30, 2005, the Company eliminated 296 positions. These actions affect principally production workers and members of the Company’s sales force, primarily in Europe. The Company expects to complete this reduction in headcount by June 2006.

The components of the restructuring charges, spending and other activity through June 30, 2005 and the remaining accrual balance at June 30, 2005 were as follows:

	Employee Termination Costs	Facility Exit Costs	Total Cost
Original provision	$21.6	$1.1	$22.7
Cash payments during 2004	(0.6)	—	(0.6)
Effect of changes in currency rates	0.2	—	0.2
Restructuring accrual at December 31, 2004	21.2	1.1	22.3
Cash payments during the first six months of 2005	(11.6)	(0.2)	(11.8)
Adjustment to restructuring liability	0.7	—	0.7
Effect of changes in currency rates	(0.5)	(0.1)	(0.6)
Restructuring accrual at June 30, 2005	$9.8	$0.8	$10.6

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions, except per share data)
(Unaudited)

(8)   Restructuring and Other Charges (Continued)

The Company expects that $5.8 million of the remaining accrual balance at June 30, 2005 will be paid through the remainder of 2005 and $4.8 million will be paid in 2006 and thereafter.

For the first six months of 2005, the Company recorded restructuring charges of $1.2 million. This amount includes an additional $0.5 million of costs related to the relocation of employees and assets from closed facilities and a $0.7 million adjustment to the restructuring liability reflected in the table above.

(9)   Defined Benefit Pension Plans

U.S. Pension Plans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Components of Net Periodic Benefit Cost:
Service cost	$0.3	$0.2	$0.6	$0.5
Interest cost	0.4	0.5	0.9	0.9
Expected return on plan assets	(0.6)	(0.6)	(1.2)	(1.1)
Amortization of prior service cost	0.2	0.2	0.4	0.4
Amortization of net actuarial loss	0.2	0.1	0.3	0.2
Net periodic pension cost	$0.5	$0.4	$1.0	$0.9

The Company contributed $3.6 million to its U.S. defined benefit pension plans during the year ended December 31, 2004. The Company expects to contribute $0.3 million to its U.S. defined benefit plans in 2005.

Non-U.S. Pension Plans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Components of Net Periodic Benefit Cost:
Service cost	$1.8	$1.8	$3.5	$3.6
Interest cost	3.0	2.7	6.0	5.3
Expected return on plan assets	(3.2)	(3.0)	(6.4)	(5.9)
Amortization of net actuarial loss	1.4	1.4	2.8	2.7
Net periodic pension cost	$3.0	$2.9	$5.9	$5.7

The Company contributed $11.4 million to its non-U.S. defined benefit pension plans during the year ended December 31, 2004. The Company expects to contribute $4.1 million to its non-U.S. defined benefit plans in 2005.

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions, except per share data)
(Unaudited)

(10)   Debt

Revolving Credit Facilities:

In July 2005, the Company entered into a new $500 million senior unsecured multi-currency revolving credit facility due 2010, known as the 2010 facility. The 2010 facility replaces the Company’s $350 million revolving credit facility due 2006, known as the 2006 facility. The 2010 facility is available for general corporate purposes including payment of a portion of the $512.5 million cash payment, including accrued interest, required to be paid upon the effectiveness of an appropriate plan of reorganization in the W. R. Grace & Co. bankruptcy. The Company may re-borrow amounts repaid under the 2010 facility from time to time prior to the expiration or earlier termination of the 2010 facility. Facility fees are payable at the rate of 0.125% per annum on the total amounts available under the 2010 facility. The 2010 facility provides for changes in facility fees based on the Company’s long-term senior unsecured debt ratings.

The Company’s obligations under the 2010 facility bear interest at floating rates, which are generally determined by adding the applicable borrowing margin to the base rate or the interbank rate for the relevant currency and time period. The 2010 facility provides for changes in borrowing margins based on the Company’s long-term senior unsecured debt ratings.

The 2010 facility contains other terms and conditions that are substantially the same as those contained in the 2006 facility. The terms include a requirement that, upon the occurrence of specified events that would adversely affect the settlement agreement in the Grace bankruptcy proceedings or would materially increase the Company’s liability in respect of the Grace bankruptcy or the asbestos liability arising from the Cryovac transaction (see Note 14, “Commitments and Contingencies” under the captions “Asbestos Settlement and Related Costs” and “Cryovac Transaction; Contingencies Related to the Cryovac Transaction” for further discussion), the Company would be required to repay any amounts outstanding under the 2010 facility, or refinance the facility, within 60 days.

The Company did not borrow under the 2010 facility at closing, and no borrowings were outstanding under the 2006 facility prior to its termination.

ANZ Facility:

The Company has not borrowed under its 170.0 million Australian dollar facility, equivalent to U.S. $129.6 million at June 30, 2005, that expires in March 2010.

Covenants:

Each issue of the Company’s outstanding senior notes and the Company’s outstanding euro notes imposes limitations on the Company’s operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. Both the 2006 facility and the 2010 facility contain financial covenants relating to interest coverage, debt leverage and minimum liquidity and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the asbestos settlement agreement discussed in Note 14. The ANZ facility contains financial covenants relating to debt leverage, interest coverage and tangible net worth and restrictions on the creation of liens, the incurrence of additional indebtedness and asset sales, in each case relating to the Australian and New Zealand

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions, except per share data)
(Unaudited)

(10)   Debt (Continued)

subsidiaries of the Company that are borrowers under the facility. The Company was in compliance with these limitations, as applicable, at June 30, 2005.

Lines of Credit:

At June 30, 2005, the Company had lines of credit available of $686.6 million, of which $652.6 million were unused. The available lines of credit included committed lines of $479.6 million and uncommitted lines of $207.0 million. These credit lines include amounts available under the 2006 facility and the ANZ facility as well as other lines of credit available to various subsidiaries. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

Senior Notes:

During the six months ended June 30, 2005, the Company recorded adjustments to the fair value of its 5.375% senior notes due April 2008 as a result of the Company’s interest rate hedging related to these notes. See Note 11, “Derivatives and Hedging Activities.”

(11)   Derivatives and Hedging Activities

Foreign Currency Forward Contracts:

The Company is exposed to market risk, such as fluctuations in foreign currency exchange rates. The Company’s subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purpose of the Company’s foreign currency hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies. At June 30, 2005, the Company was party to foreign currency forward contracts with an aggregate notional amount of $337.2 million maturing through December 2005. The estimated fair values of these contracts, which represent the estimated net payments that would be paid or received by the Company in the event of termination of these contracts based on the then current foreign exchange rates, was a net receivable of $0.6 million and approximately zero at June 30, 2005 and December 31, 2004, respectively. These contracts qualified and were designated as cash flow hedges and had original maturities of less than twelve months.

Interest Rate Swaps:

2005:

From time to time, the Company may use interest rate swaps to manage its mix of fixed and floating rates on its outstanding indebtedness. At June 30, 2005, the Company had outstanding interest rate swaps with a total notional amount of $300.0 million that qualified and were designated as fair value hedges. The Company entered into these interest rate swaps to effectively convert its 5.375% senior notes due April 2008 into floating rate debt. At June 30, 2005, the Company recorded a mark to market adjustment to record a decrease of $9.2 million in the fair value of the 5.375% senior notes due April 2008 due to changes in interest rates and an offsetting increase to other liabilities to record the fair value of the related

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions, except per share data)
(Unaudited)

(11)   Derivatives and Hedging Activities (Continued)

interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.

In 2005, under the terms of the $300.0 million outstanding interest rate swap agreements, the Company received interest at a fixed rate and paid interest at variable rates that were based on six-month LIBOR. Interest expense increased by $0.4 million in the three months ended June 30, 2005 due to increases in six-month LIBOR. For the six months ended June 30, 2005, the outstanding interest rate swaps did not cause an increase or decrease to interest expense.

2004:

At June 30, 2004, the Company had outstanding interest rate swaps with a total notional amount of $400.0 million that qualified and were designated as fair value hedges. The Company entered into these interest rate swaps in order to effectively convert a portion of the 5.375% senior notes and 8.75% senior notes, that were redeemed in November 2004, into floating rate debt.

In 2004, under the terms of the $400.0 million outstanding interest rate swap agreements, the Company received interest at fixed rates and paid interest at variable rates that were based on six-month LIBOR. Interest expense decreased by $1.9 million and $3.8 million for the three and six months ended June 30, 2004 due to lower levels of six-month LIBOR.

(12)   Other Income, Net

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Interest and dividend income	$2.7	$1.5	$5.1	$3.2
Net foreign exchange transaction gains (losses)	0.8	(2.6)	(1.0)	(2.6)
Other, net	2.3	1.5	4.9	5.1
Other income, net	$5.8	$0.4	$9.0	$5.7

(13)   Earnings Per Common Share

During 2004, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which was effective for reporting periods ending after December 15, 2004. EITF Issue No. 04-08 requires that the dilutive effect of contingently convertible debt, such as the Company’s 3% convertible senior notes due June 2033, which the Company issued in July 2003, be included in dilutive earnings per common share regardless of whether the contingency permitting holders to convert the debt into shares of common stock had been satisfied. EITF Issue No. 04-08 was applicable retroactively and required restatement of results for prior periods during which the contingently convertible debt instrument was outstanding. As a result, 2004 diluted earnings per common share have been restated to include 6.2 million additional shares of common stock and to exclude the associated interest expense, net of income tax, of $1.9 million and

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions, except per share data)
(Unaudited)

(13)   Earnings Per Common Share (Continued)

$3.9 million on the contingent convertible debt for the three and six months ended June 30, 2004, respectively.

In calculating diluted earnings per common share, the Company’s calculation of the weighted average number of common shares for 2005 and 2004 provides for the conversion of the Company’s 3% convertible senior notes due June 2033 due to the application of EITF Issue No. 04-08, the issuance of nine million shares of common stock reserved for the Company’s previously announced asbestos settlement referred to in Note 14, “Commitments and Contingencies,” under the caption “Asbestos Settlement and Related Costs,” and the exercise of dilutive stock options, net of assumed treasury stock repurchases.

The following table sets forth the reconciliation of the basic and diluted earnings per common share computations for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic EPS:
Numerator
Net earnings ascribed to common shareholders—basic	$62.7	$61.4	$118.6	$121.5
Denominator
Weighted average common shares outstanding—basic	83.3	84.2	83.5	84.6
Basic earnings per common share	$0.75	$0.73	$1.42	$1.44
Diluted EPS:
Numerator
Net earnings ascribed to common shareholders—basic	$62.7	$61.4	$118.6	$121.5
Add: Interest on 3% convertible senior notes, net of income taxes	1.9	1.9	3.9	3.9
Net earnings ascribed to common shareholders—diluted	$64.6	$63.3	$122.5	$125.4
Denominator
Weighted average common shares outstanding—basic	83.3	84.2	83.5	84.6
Effect of conversion of 3% convertible senior notes	6.2	6.2	6.2	6.2
Effect of assumed issuance of asbestos settlement shares	9.0	9.0	9.0	9.0
Weighted average common shares outstanding—diluted	98.5	99.4	98.7	99.8
Diluted earnings per common share	$0.66	$0.64	$1.24	$1.26

(14)   Commitments and Contingencies

Asbestos Settlement and Related Costs:

On November 27, 2002, the Company reached an agreement in principle with the committees appointed to represent asbestos claimants in the W. R. Grace & Co. bankruptcy case to resolve all current and future asbestos-related claims made against the Company and its affiliates, the fraudulent transfer claims, and indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies in connection with the Cryovac transaction referred to below. On December 3, 2002, the Company’s Board of

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions, except per share data)
(Unaudited)

(14)   Commitments and Contingencies (Continued)

Directors approved the agreement in principle. The Company was advised that both of the committees had approved the agreement in principle as of December 5, 2002. The parties to the agreement in principle signed a definitive settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. The Company recorded a charge of $850.1 million as a result of the asbestos settlement in its consolidated statement of operations for the year ended December 31, 2002. These matters are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

On June 27, 2005, the U.S. Bankruptcy Court in the District of Delaware, where the Grace bankruptcy case is pending, signed an order approving the definitive settlement agreement. Although Grace is not a party to the settlement agreement, under the terms of the order, Grace is directed to comply with the settlement agreement subject to limited exceptions. The order also provides that the Court will retain jurisdiction of any dispute involving the interpretation or enforcement of the terms and provisions of the definitive settlement agreement. The Company expects that the settlement agreement will become effective upon Grace’s emergence from bankruptcy with a plan of reorganization that is consistent with the terms of the settlement agreement. Although Grace filed a proposed plan of reorganization with the Bankruptcy Court in January 2005, the Company cannot predict when a final plan of reorganization will become effective.

On July 11, 2005, the Bankruptcy Court entered an order closing the proceeding brought in 2002 by the committees appointed to represent asbestos claimants in the Grace bankruptcy proceeding against the Company without prejudice to the Company’s right to reopen the matter and renew in its sole discretion its prior motion to vacate the July 2002 interim ruling on the legal standards to be applied relating to the fraudulent transfer claims against the Company.

Cryovac Transaction; Contingencies Related to the Cryovac Transaction:

On March 31, 1998, the Company completed a multi-step transaction that brought the Cryovac packaging business and the former Sealed Air Corporation’s business under the common ownership of the Company. The Company described the Cryovac transaction, contingencies related to the Cryovac transaction, and the case of Thundersky v. The Attorney General of Canada, et al. (File No. CI04-01-39818) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company has learned that a proceeding was filed in January 2005 in the Manitoba Court of The Queen’s Bench naming the Company and specified subsidiaries as defendants. The latter proceeding, Her Majesty the Queen in Right of the Province of Manitoba v. The Attorney General of Canada, et al. (File No. CI05-01-41069), seeks the recovery of the cost of insured health services allegedly provided by the Government of Manitoba to the members of the class of plaintiffs in the Thundersky proceeding. Grace has acknowledged that its agreement to defend, indemnify and hold harmless the Company and its affiliates in respect of any liability and expense, including legal fees and costs, in the Thundersky proceeding also applies to the proceeding brought by the Government of Manitoba.

On March 14, 2005, the Company filed a motion to dismiss the amended complaint in the Senn v. Hickey, et al. case for failure to state a claim. Briefs have been filed by both parties, and the parties

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions, except per share data)
(Unaudited)

(14)   Commitments and Contingencies (Continued)

await the court’s decision on the motion. Although the Company currently believes that it should have no liability in this lawsuit, until the lawsuit has progressed beyond its current preliminary stage, the Company cannot estimate the potential cost of an unfavorable outcome, if any.

(15)   New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS No. 154 will have a material impact on its consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the impact of FIN 47 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment.” SFAS No. 123 (revised) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123 (revised) covers a wide range of share-based compensation arrangements and requires that the compensation cost related to these types of payment transactions be recognized in financial statements. Cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123 (revised) becomes effective for years beginning after June 15, 2005. The adoption of SFAS No. 123 (revised) will not have an impact on the 2006 consolidated financial statements as the amounts currently recognized by the Company under the former Contingent Stock Plan of Sealed Air Corporation and under the 2005 Contingent Stock Plan of Sealed Air Corporation which was approved by the Company’s stockholders at the 2005 annual meeting, would essentially be the same.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” This amendment clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criteria specified in ARB 43 of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No. 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company is currently assessing the impact of SFAS No. 151 on its consolidated financial statements.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the Company’s condensed consolidated financial statements and related notes set forth in Item 1 of Part I of this quarterly report on Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and the Company’s consolidated financial statements and related notes set forth in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. All amounts and percentages are approximate due to rounding. Where appropriate, prior period amounts have been reclassified to conform to the current year’s presentation.

Introduction

Highlights for the Company’s second quarter and first six months of 2005 compared with the corresponding 2004 periods were:

	For the Second Quarter of			For the First Six Months of
	2005	2004	% Change	2005	2004	% Change
	(dollars in millions)
Net Sales:
U.S.	$491.1	$463.0	6.1%	$954.0	$905.9	5.3%
% of total net sales	48.1%	50.1%		47.9%	49.3%
International	528.9	460.7	14.8%	1,035.7	930.9	11.3%
% of total net sales	51.9%	49.9%		52.1%	50.7%
Total net sales	$1,020.0	$923.7	10.4%	$1,989.7	$1,836.8	8.3%
Gross profit	$295.9	$282.8	4.6%	$573.4	$568.9	0.8%
% of total net sales	29.0%	30.6%		28.8%	31.0%
Marketing, administrative and development expenses	$169.5	$155.1	9.3%	$328.8	$313.8	4.8%
% of total net sales	16.6%	16.8%		16.5%	17.1%
Restructuring charges	$0.2	$—	—	$1.2	$—	—
Operating profit	$126.2	$127.7	(1.2)%	$243.4	$255.1	(4.6)%
% of total net sales	12.4%	13.8%		12.2%	13.9%

Net Sales

Net sales for the second quarter of 2005 increased 10% to $1,020.0 million compared with $923.7 million in the second quarter of 2004. The components of the increase in net sales for the second quarter were as follows (dollars in millions):

	Food Packaging Segment		Protective Packaging Segment		Total Company
Volume—Units	4.4%	$25.3	3.0%	$10.6	3.9%	$35.9
Volume—Acquired businesses, net of dispositions	(0.2)	(1.3)	1.2	4.3	0.3	3.0
Price/Mix	3.6	20.2	2.2	7.5	3.0	27.7
Foreign Currency Translation	3.5	20.1	2.7	9.6	3.2	29.7
Total	11.3%	$64.3	9.1%	$32.0	10.4%	$96.3

Net sales for the first six months of 2005 increased 8% to $1,989.7 million compared with $1,836.8 million in the first six months of 2004. The components of the increase in net sales for the first six months were as follows (dollars in millions):

	Food Packaging Segment		Protective Packaging Segment		Total Company
Volume—Units	2.6%	$29.3	1.7%	$11.9	2.2%	$41.2
Volume—Acquired businesses, net of dispositions	(0.1)	(1.5)	1.1	7.6	0.3	6.1
Price/Mix	2.8	32.8	2.7	19.5	2.9	52.3
Foreign Currency Translation	3.2	35.7	2.5	17.6	2.9	53.3
Total	8.5%	$96.3	8.0%	$56.6	8.3%	$152.9

Excluding the $29.7 million and $53.3 million positive effect of foreign currency translation in the second quarter and first six months of 2005, net sales would have increased 7% and 5%, respectively, compared with the second quarter and first six months of 2004. The favorable foreign currency translation impact on net sales in the second quarter and first six months of 2005 was primarily due to the strengthening of foreign currencies in Europe and to a lesser extent in Asia Pacific against the U.S. dollar.

Net sales of the Company’s food packaging segment, which consists primarily of the Company’s Cryovac food packaging products, constituted 62% of net sales in the second quarters and first six months of 2005 and 2004, respectively. The Company’s protective packaging segment contributed the balance of net sales. This segment aggregates the Company’s protective packaging products and shrink packaging products, all of which are used principally for non-food packaging applications.

Food Packaging Segment Sales

Net sales of food packaging products increased 11% in the second quarter of 2005 to $634.6 million compared with $570.3 million in the second quarter of 2004. Improving unit volumes during the second quarter of 2005 in the U.S. and Europe complemented continued strong sales growth in Asia Pacific and Latin America. The segment also benefited from favorable product price/mix of $20.2 million during the second quarter, which primarily included approximately $5.6 million related to the effects of unearned customer rebates. Excluding the $20.1 million positive foreign currency translation effect, segment net sales would have increased 8% compared with the second quarter of 2004.

Net sales of food packaging products increased 8% in the first six months of 2005 to $1,229.5 million compared with $1,133.2 million in the first six months of 2004. Unit volumes increased 2.6% in the first six months of 2005 compared with 2004 primarily due to increases in Asia Pacific and to a lesser extent in Latin America and the U.S. Excluding the $35.7 million positive foreign currency translation effect, net sales would have increased 5% compared with the first six months of 2004.

Protective Packaging Segment Sales

Net sales of protective packaging products increased 9% in the second quarter of 2005 to $385.4 million compared with $353.4 million in the second quarter of 2004. The combined impact of global volume growth and positive changes in product price/mix in the U.S. and Europe contributed to growth in the quarter. Excluding the $9.6 million positive effect of foreign currency translation, segment net sales would have increased 6%.

Net sales of protective packaging products increased 8% in the first six months of 2005 to $760.2 million compared with $703.6 million in the first six months of 2004. Unit volumes in the U.S. and to a lesser extent in Asia Pacific increased in the first six months of 2005 compared with 2004, partially offset by a decrease in Europe. Foreign currency translation had a favorable impact of $17.6 million in the first six months of 2005. Excluding the positive foreign currency translation effect, net sales would have increased 6%.

Sales by Geographic Region

The components of the increase in net sales by geographic region for the second quarter of 2005 compared with the second quarter of 2004 were as follows (dollars in millions):

	U.S.		International		Total Company
Volume—Units	2.1%	$9.6	5.7%	$26.3	3.9%	$35.9
Volume—Acquired businesses, net of dispositions	0.1	0.4	0.6	2.6	0.3	3.0
Price/Mix	3.9	18.1	2.0	9.6	3.0	27.7
Foreign Currency Translation	—	—	6.5	29.7	3.2	29.7
Total	6.1%	$28.1	14.8%	$68.2	10.4%	$96.3

Net sales from operations in the United States represented 48% of net sales in the second quarter of 2005 and 50% in the second quarter of 2004. Net sales from U.S. operations increased 6% in the second quarter of 2005 to $491.1 million compared with $463.0 million in the second quarter of 2004. Net sales from international operations increased 15% in the second quarter of 2005 to $528.9 million compared with $460.7 million for the second quarter of 2004. Excluding the $29.7 million favorable foreign currency translation effect, international net sales would have increased 8% compared with the second quarter of 2004.

The components of the increase in net sales by geographic region for the first six months of 2005 compared with the first six months of 2004 were as follows (dollars in millions):

	U.S.		International		Total Company
Volume—Units	1.6%	$14.7	2.8%	$26.5	2.2%	$41.2
Volume—Acquired businesses, net of dispositions	—	0.4	0.6	5.7	0.3	6.1
Price/Mix	3.7	33.0	2.2	19.3	2.9	52.3
Foreign Currency Translation	—	—	5.7	53.3	2.9	53.3
Total	5.3%	$48.1	11.3%	$104.8	8.3%	$152.9

Net sales from operations in the United States represented 48% of net sales in the first six months of 2005 and 49% in the first six months of 2004. Net sales from U.S. operations increased 5% in the first six months of 2005 to $954.0 million compared with $905.9 million in the first six months of 2004. Net sales from international operations increased 11% in the first six months of 2005 to $1,035.7 million compared with $930.9 million for the first six months of 2004. Excluding the $53.3 million favorable foreign currency translation effect, international net sales would have increased 6% compared with the first six months of 2004.

Costs and Margins

Gross profit was $295.9 million or 29.0% of net sales and $573.4 million or 28.8% of net sales in the second quarter and first six months of 2005, respectively, compared with $282.8 million or 30.6% of net sales and $568.9 million or 31.0% of net sales in the second quarter and first six months of 2004, respectively. The decrease in gross profit as a percentage of net sales in the second quarter and first six months of 2005 compared with the 2004 periods was primarily due to petrochemical-related raw material cost increases that were only offset in part by selling price increases.

Marketing, administrative and development expenses increased 9% to $169.5 million in the second quarter of 2005 compared with $155.1 million in the second quarter of 2004 and increased 5% in the first six months of 2005 to $328.8 million compared with $313.8 million in the first six months of 2004. The increase in these expenses in both periods was primarily due to the impact of foreign currency translation, higher professional fees and to a lesser extent expenses associated with the upgrade of the Company’s information technology platform to improve both service to customers and the Company’s cost structure. As a percentage of net sales, marketing, administrative and development expenses were 16.6% and 16.8% of net sales in the second quarters of 2005 and 2004, respectively, and 16.5% and 17.1% in the first six months of 2005 and 2004, respectively.

Restructuring Charges

During the fourth quarter of 2004, the Company announced a series of separate profit improvement plans in various geographic regions in order to complement the Company’s long-term growth programs and financial goals and to improve the Company’s operating efficiencies and lower its overall cost structure. The plans will principally reduce the number of employees and consolidate or relocate operations in both of the Company’s reportable business segments.

At December 31, 2004, the Company expected to eliminate 473 full-time positions, of which 65 positions had been eliminated prior to December 31, 2004. During the first six months of 2005, the Company revised the number of expected full-time positions to be eliminated to 479. In addition, with the prospective addition of approximately 100 positions in connection with the Company’s realignment or relocation of certain manufacturing activities, the net reduction in positions is expected to be approximately 379. Through June 30, 2005, the Company eliminated 296 positions. These actions affect principally production workers and members of the Company’s sales force, primarily in Europe. The Company expects to complete this reduction in headcount by June 2006.

The charges for the year ended December 31, 2004 consisted of the following:

	Year Ended December 31, 2004
	Food Packaging	Protective Packaging	Total Cost
Employee termination costs	$17.5	$4.1	$21.6
Long-lived asset impairments	10.2	0.1	10.3
Facility exit costs	1.1	—	1.1
FAS 88 curtailment and settlements	0.3	—	0.3
Total	$29.1	$4.2	$33.3

The long-lived asset impairment of $10.3 million consisted of write-downs and write-offs of property and equipment. The impairments related to decisions to rationalize and realign production of some of the Company’s smaller product lines and to close several smaller-scale European manufacturing facilities. Since the undiscounted cash flows associated with these assets, including estimated salvage value, were less than the carrying values of these assets, they were written down to their estimated fair value. The Company plans to dispose of these facilities and much of the equipment before the end of 2005.

The components of the restructuring charges, spending and other activity through June 30, 2005 and the remaining accrual balance at June 30, 2005 were as follows:

	Employee Termination Costs	Facility Exit Costs	Total Cost
Original provision	$21.6	$1.1	$22.7
Cash payments during 2004	(0.6)	—	(0.6)
Effect of changes in currency rates	0.2	—	0.2
Restructuring accrual at December 31, 2004	21.2	1.1	22.3
Cash payments during the first six months of 2005	(11.6)	(0.2)	(11.8)
Adjustment to restructuring liability	0.7	—	0.7
Effect of changes in currency rates	(0.5)	(0.1)	(0.6)
Restructuring accrual at June 30, 2005	$9.8	$0.8	$10.6

The Company expects that $5.8 million of the remaining accrual balance at June 30, 2005 will be paid through the remainder of 2005 and $4.8 million will be paid in 2006 and thereafter.

For the first six months of 2005, the Company recorded restructuring charges of $1.2 million. This amount includes an additional $0.5 million of costs related to the relocation of employees and assets from closed facilities and a $0.7 million adjustment to the restructuring liability reflected in the table above.

The Company estimates that it will realize approximately $25 to $30 million in annualized cost savings on a full year run rate basis by the end of 2006.

Operating Profit

Operating profit decreased 1% in the second quarter of 2005 to $126.2 million compared with $127.7 million in the second quarter of 2004 and decreased 5% in the first six months of 2005 to $243.4 million compared with $255.1 million in the first six months of 2004. The reduction in operating profit in 2005 compared with the 2004 periods was primarily due to the reasons described in “Costs and Margins” above. As a percentage of net sales, operating profit was 12.4% and 13.8% in the second quarters of 2005 and 2004, respectively, and 12.2% and 13.9% in the first six months of 2005 and 2004, respectively.

Operating profit by business segment for the 2005 and 2004 periods was as follows (dollars in millions):

	For the Second Quarter of		For the First Six Months of
	2005	2004	2005	2004
Food Packaging Segment	$83.1	$71.7	$159.0	$147.3
Protective Packaging Segment	43.4	56.2	86.0	108.2
Total segments	126.5	127.9	245.0	255.5
Restructuring charges	(0.2)	—	(1.2)	—
Unallocated corporate operating expenses	(0.1)	(0.2)	(0.4)	(0.4)
Total	$126.2	$127.7	$243.4	$255.1

The food packaging segment contributed 66% and 56% of the Company’s operating profit in the second quarters of 2005 and 2004, respectively, and 65% and 58% in the first six months of 2005 and 2004, respectively, before taking into consideration restructuring charges and unallocated corporate operating expenses.

Food packaging operating profit for the second quarter was 13.1% of food packaging net sales, compared with 12.6% in 2004 and for the first six months was 12.9% of food packaging net sales compared with 13.0% in 2004. The increase in operating profit as a percentage of net sales in the second quarter was due to the favorable change in product price/mix, primarily due to the benefit of $5.6 million from unearned customer rebates and increased operating efficiencies.

Protective packaging operating profit for the second quarter was 11.3% of protective packaging net sales, compared with 15.9% in 2004 and for the first six months was 11.3% of protective packaging net sales compared with 15.4% in 2004. The declines in operating profit as a percentage of net sales in both periods was primarily due to significant increases in raw material costs that were only offset partially by increases in selling prices.

Interest Expense and Other Income, net

Interest expense (which includes the effects of interest rate swaps and the amortization of capitalized senior debt issuance costs, bond discounts and terminated treasury locks) was $38.0 million in the second quarter of 2005 compared with $37.3 million in the second quarter of 2004 and $74.8 million in the first six months of 2005 compared with $76.0 million in the first six months of 2004.

The increase in interest expense in the second quarter of 2005 compared with 2004 was primarily due to the following increases:

•  $1.3 million due to the impact of higher interest rates on the Company’s $300.0 million of outstanding interest rate swaps entered into to effectively convert its 5.375% senior notes into Libor-based floating rate debt;

•  $0.7 million related to lower capitalized interest during the construction of capital investment projects in the second quarter of 2005 compared with the 2004 period; and

•  $1.8 million caused by additional expense related to the compounding of interest on the asbestos settlement liability, higher short-term borrowings and increased weighted-average short-term interest rates during the 2005 period.

partially offset by;

•  a decrease of $3.3 million due to the redemption of the entire outstanding principal amount, $177.5 million, of the Company’s 8.75% senior notes due July 2008, the repurchase of $22.7 million face amount of its 6.95% senior notes due May 2009, and the termination of related interest rate swaps with a total notional amount of $150.0 million. The Company completed all of these transactions in the fourth quarter of 2004.

The decrease in interest expense in the first six months of 2005 compared with 2004 was primarily due to the following:

•  $6.7 million decrease due to the redemption and repurchases during 2004 noted above;

partially offset by;

•  an increase of $1.8 million due to the impact of higher interest rates on the Company’s $300.0 million of outstanding interest rate swaps; and

•  $1.0 million related to lower capitalized interest during construction of capital investment projects in the first six months of 2005 compared with the 2004 period.

Other income, net, was $5.8 million in the second quarter of 2005 and $0.4 million in the second quarter of 2004. These amounts include interest and dividend income of $2.7 million in 2005 and $1.5 million in 2004 and net foreign exchange transaction gains of $0.8 million in 2005 and net foreign exchange transaction losses of $2.6 million in 2004.

Other income, net, was $9.0 million in the first six months of 2005 and $5.7 million in the first six months of 2004. These amounts include interest and dividend income of $5.1 million in 2005 and $3.2 million in 2004 and net foreign exchange transaction losses of $1.0 million and $2.6 million in 2005 and 2004, respectively.

Income Taxes

The Company’s effective income tax rate was 33.3% and 32.4% for the second quarters of 2005 and 2004, respectively, and 33.3% and 34.3% for the first six months of 2005 and 2004, respectively. The decrease in the effective income tax rate in the first six months of 2005 compared with the 2004 period was primarily due to improved tax efficiencies resulting from reorganization of certain of the Company’s international subsidiaries in 2004.

For the second quarter of 2005 and the first six months of 2005 and 2004, the effective income tax rate was lower than the statutory U.S. federal income tax rate primarily due to the lower net effective tax rate on foreign earnings, partially offset by the effect of state income taxes. The effective income tax rate for the second quarter of 2004 reflects the effect of cumulatively adjusting the Company’s effective income tax rate for the first six months of 2004 to 34.3% from 36.0% for the first quarter of 2004.

On October 22, 2004, the American Jobs Creation Act, known as the AJCA, became law. The AJCA provides for a deduction of 85% of qualifying foreign earnings that the Company repatriates, as defined in the AJCA, in 2005. This deduction produces the equivalent of a 5.25% effective tax rate on the repatriated earnings. The Company qualifies to repatriate up to approximately $500 million.

The Company continues to evaluate the effects of the repatriation provision in accordance with FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” and expects to complete this evaluation by the end of the third quarter or the beginning of the fourth quarter of 2005. During the evaluation, the Company is principally considering global cash management objectives, its overall tax position and restrictions on the use of repatriated cash. Pending completion of this evaluation, the Company cannot reasonably estimate the range of potential income tax effects of repatriating funds. If the Company determines to repatriate funds in reliance upon the AJCA, it must complete the repatriation by the end of 2005.

The AJCA also provides for a deduction for qualified production activities in accordance with FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The qualified production activities deduction, while favorable, is not expected to have a material impact on the Company’s 2005 effective income tax rate.

Net Earnings

As a result of the factors noted above, net earnings were $62.7 million in the second quarter of 2005 compared with $61.4 million in the second quarter of 2004 and $118.6 million in the first six months of 2005 compared with $121.5 million in the first six months of 2004.

Basic and diluted earnings per common share were $0.75 and $0.66, respectively, for the second quarter of 2005 compared with basic and diluted earnings per common share of $0.73 and $0.64, respectively, for the second quarter of 2004. Basic and diluted earnings per common share were $1.42 and $1.24, respectively, for the first six months of 2005 compared with basic and diluted earnings per common share of $1.44 and $1.26, respectively, for the first six months of 2004.

During 2004, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which was effective for reporting periods ending after December 15, 2004. EITF Issue No. 04-08 requires that the dilutive effect of contingently convertible debt, such as the Company’s 3% convertible senior notes due June 2033, which the Company issued in July 2003, be included in dilutive earnings per common share regardless of whether the contingency permitting holders to convert the debt into shares of common stock had been satisfied. EITF Issue No. 04-08 was applicable retroactively and required restatement of results for prior periods during which the contingently convertible debt instrument was outstanding. As a result, the second quarter and first six months of 2004 diluted earnings per common share have been restated to include 6.2 million additional shares of common stock and to exclude the associated interest expense, net of income tax, of $1.9 million for the second quarter of 2004 and $3.9 million for the first six months of 2004, on the contingent convertible debt.

In calculating diluted earnings per common share, the Company’s calculation of the weighted average number of common shares for the second quarters and first six months of 2005 and 2004 provides for the conversion of the Company’s 3% convertible senior notes due June 2033 due to the application of EITF Issue No. 04-08, the issuance of nine million shares of common stock reserved for the Company’s previously announced asbestos settlement referred to in Note 14, “Commitments and Contingencies,” of the Notes to the Company’s Condensed Consolidated Financial Statements under the caption “Asbestos Settlement and Related Costs,” and the exercise of dilutive stock options, net of assumed treasury stock repurchases.

Liquidity and Capital Resources

The information in this section sets forth material changes in and updates of material information contained in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and should be read in conjunction with that discussion. Accordingly, the discussion that follows contains:

•       an updated description of the Company’s material commitments and contingencies;

•       an updated description of the Company’s outstanding indebtedness;

•       an updated description of the Company’s principal sources of liquidity;

•       an analysis of the Company’s historical cash flows for the six months ended June 30, 2005;

•       an updated description of the Company’s derivative financial instruments; and

•       a description of changes in the Company’s shareholders’ equity for the six months ended June 30, 2005.

Material Commitments and Contingencies

Asbestos Settlement and Related Costs

The Company recorded a charge of $850.1 million in the fourth quarter of 2002, of which $512.5 million covers a cash payment that the Company is required to make upon the effectiveness of a plan of reorganization in the bankruptcy of W. R. Grace & Co. The Company did not use cash in the first six months of 2005 or 2004 with respect to this liability, and the Company cannot predict when it will be required to make this payment. The Company currently expects to fund this payment by using a combination of accumulated cash and future cash flows from operations and funds available under its new $500.0 million senior unsecured multi-currency credit facility or its accounts receivable securitization program, both described below, or a combination of these alternatives. The cash payment of $512.5 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. The Company has recorded this accrued interest in other current liabilities in the condensed consolidated balance sheets, and such amounts were $74.6 million and $58.9 million at June 30, 2005 and December 31, 2004, respectively.

Cryovac Transaction; Contingencies Related to the Cryovac Transaction

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, “Commitments and Contingencies,” of the Notes to the Company’s Condensed Consolidated Financial Statements is incorporated herein by reference.

Outstanding Indebtedness

At June 30, 2005 and at December 31, 2004, the Company’s total debt outstanding consisted of the amounts set forth on the following table (dollars in millions):

	June 30, 2005	December 31, 2004
Short-term borrowings and current portion of long-term debt:
Short-term borrowings	$26.3	$19.8
Current portion of long-term debt	3.5	3.8
Total current debt	29.8	23.6
Long-term debt, less current portion:
5.625% Euro Notes due July 2006, less unamortized discount of $0.3 in 2005 and $0.5 in 2004(1)	241.8	267.5
6.95% Senior Notes due May 2009, less unamortized discount of $0.8 in 2005 and $0.9 in 2004	226.5	226.4
5.375% Senior Notes due April 2008, less unamortized discount and fair value adjustment of $10.2 in 2005 and $8.7 in 2004(2)	289.8	291.3
5.625% Senior Notes due July 2013, less unamortized discount of $1.1 in 2005 and $1.2 in 2004	398.9	398.8
6.875% Senior Notes due July 2033, less unamortized discount of $1.6 in 2005 and 2004	448.4	448.4
3% Convertible Senior Notes due June 2033	431.3	431.3
Other	22.9	24.3
Total long-term debt, less current portion	2,059.6	2,088.0
Total debt	$2,089.4	$2,111.6

(1)          The carrying value of the euro notes decreased $25.9 million in the first six months of 2005 as a result of the weakening of the euro compared with the U.S. dollar during 2005.

(2)          Amounts include adjustments due to interest rate swaps. See Note 11, “Derivatives and Hedging Activities,” of the Notes to the Company’s Condensed Consolidated Financial Statements.

Principal Sources of Liquidity

The Company’s principal sources of liquidity are accumulated cash and short-term investments, cash flows from operations and amounts available under its existing lines of credit, including the new 2010 facility discussed below, which replaces the 2006 facility, and its accounts receivable securitization facility.

Accounts Receivable Facility

The Company’s $125.0 million receivables facility has an expiration date of December 7, 2007. The receivables facility contains financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these ratios at June 30, 2005.

The Company has not sold any receivables interests under the receivables program since 2002, and therefore the Company did not remove any related amounts from the assets reflected on its condensed consolidated balance sheets at June 30, 2005 or December 31, 2004.

Revolving Credit Facilities

In July 2005, the Company entered into a new $500 million senior unsecured multi-currency revolving credit facility due 2010, known as the 2010 facility. The 2010 facility replaces the Company’s $350 million revolving credit facility due 2006, known as the 2006 facility. The 2010 facility is available for general corporate purposes including payment of a portion of the $512.5 million cash payment, including accrued interest, required to be paid upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy. The Company may re-borrow amounts repaid under the 2010 facility from time to time prior to the expiration or earlier termination of the 2010 facility. Facility fees are payable at the rate of 0.125% per annum on the total amounts available under the 2010 facility. The 2010 facility provides for changes in facility fees based on the Company’s long-term senior unsecured debt ratings.

The Company’s obligations under the 2010 facility bear interest at floating rates, which are generally determined by adding the applicable borrowing margin to the base rate or the interbank rate for the relevant currency and time period. The 2010 facility provides for changes in borrowing margins based on the Company’s long-term senior unsecured debt ratings.

The 2010 facility contains other terms and conditions that are substantially the same as those contained in the 2006 facility. The terms include a requirement that upon the occurrence of specified events that would adversely affect the settlement agreement in the Grace bankruptcy proceedings or would materially increase the Company’s liability in respect of the Grace bankruptcy or the asbestos liability arising from the Cryovac transaction (see Note 14, “Commitments and Contingencies,” of the Notes to the Company’s Condensed Consolidated Financial Statements under the captions “Asbestos Settlement and Related Costs” and “Cryovac Transaction; Contingencies Related to the Cryovac Transaction.”), the Company would be required to repay any amounts outstanding under the 2010 facility, or refinance the facility, within 60 days.

The Company did not borrow under the 2010 facility at closing, and no borrowings were outstanding under the 2006 facility prior to its termination.

ANZ Facility

The Company has not borrowed under its 170.0 million Australian dollar facility, equivalent to U.S. $129.6 million at June 30, 2005, that expires in March 2010.

Covenants

Each issue of the Company’s outstanding senior notes and the Company’s outstanding euro notes imposes limitations on the Company’s operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. Both the 2006 facility and the 2010 facility contain financial covenants relating to interest coverage, debt leverage and minimum liquidity and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the asbestos settlement agreement discussed in Note 14. The ANZ facility contains financial covenants relating to debt leverage, interest coverage and tangible net worth and restrictions on the creation of liens, the incurrence of additional indebtedness and asset sales, in each case relating to the Australian and New Zealand subsidiaries of the Company that are borrowers under the facility. The Company was in compliance with these limitations, as applicable, at June 30, 2005.

Debt Ratings

The Company’s cost of capital and ability to obtain external financing may be affected by its debt ratings, which the credit rating agencies review periodically. The Company’s long-term senior unsecured debt is currently rated Baa3 (stable outlook) by Moody’s Investors Service, Inc. and BBB (negative outlook) by Standard & Poor’s Rating Services, a division of the McGraw-Hill Companies. These ratings are among the ratings assigned by each of these organizations for investment grade long-term senior unsecured debt. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

Lines of Credit

At June 30, 2005, the Company had lines of credit available of $686.6 million, of which $652.6 million were unused. The available lines of credit included committed lines of $479.6 million and uncommitted lines of $207.0 million. These credit lines at June 30, 2005 include amounts available under the 2006 facility and the ANZ facility as well as other lines of credit available to various subsidiaries. Upon entering into the 2010 facility in July 2005, the Company’s available lines of credit increased by $150.0 million and its committed lines of credit increased by $150.0 million. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

Analysis of Historical Cash Flows

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $159.7 million for the first six months of 2005 and $209.1 million for the first six months of 2004. The change between 2005 and 2004 was primarily due to the following:

•       Other current liabilities decreased $30.3 million in the 2005 period compared with a decrease of $7.9 million in the 2004 period. The change was primarily due to income taxes payable due to an increase in income tax payments and lower income tax expense due to lower net earnings and a lower effective income tax rate in the 2005 period compared with 2004.

•       Notes and accounts receivable increased $2.8 million in the 2005 period. This increase compares with a decrease of $19.2 million in the 2004 period. The increase in notes and accounts receivable was due to higher net sales during the first six months of 2005 compared with 2004, partially offset by an increase in the collection of accounts receivable in the ordinary course of business in the 2005 period compared with 2004.

•       Inventory increased $46.0 million in the 2005 period primarily due to quantity increases consistent with the growth of the business and an increase in intra-company shipments primarily to support the growth of the business in Asia Pacific and Latin America. This increase compares with a $25.2 million increase in the 2004 period, which was primarily due to increased petrochemical-based raw material costs in that period, as well as quantity increases in the ordinary course of business.

•  Accounts payable increased $35.5 million in the 2005 period and $10.6 million in the 2004 period. The increase in both periods was primarily due to increased levels of inventory as discussed above.

Net Cash Provided By (Used in) Investing Activities

Net cash provided by investing activities amounted to $14.6 million for the first six months of 2005 compared with net cash used of $130.9 million for the first six months of 2004.

In each year, investing activities consisted primarily of capital expenditures, which amounted to $41.3 million in 2005 and $51.4 million in 2004, and purchases and sales of available-for-sale securities. The change in investing activities from cash used in 2004 to cash provided by in 2005 was primarily due to a $137.4 million change in the net purchases and sales of available-for-sale securities.

The Company currently anticipates that capital expenditures for the year ended December 31, 2005 will be in the range of $100 million to $125 million. The Company’s projection of capital expenditures for 2005 is based upon its capital expenditure budget for 2005, the status of approved but not yet completed capital projects, anticipated future projects and historic spending trends.

Net Cash Used in Financing Activities

Net cash used in financing activities amounted to $33.0 million for the first six months of 2005 compared with $45.5 million for the first six months of 2004. The change in financing activities between 2005 and 2004 was primarily due to a reduction in 2005 of the net cash used to repurchase shares of the Company’s common stock, as discussed in “Repurchases of Capital Stock” below, partially offset by lower net proceeds from outstanding borrowings in 2005 compared with the 2004 period.

Repurchases of Capital Stock

During the first six months of 2005, the Company repurchased 748,900 shares of its common stock, par value $0.10 per share, in open market purchases at a cost of $36.7 million. The average price per share of these common stock repurchases in the first six months of 2005 was $48.96. During the first six months of 2004, the Company repurchased 1,209,600 shares of its common stock in open market purchases at a cost of $59.0 million. The average price per share of these common stock repurchases in the first six months of 2004 was $48.76.

The share repurchases described above were made under a program previously adopted by the Company’s Board of Directors. The share repurchase program authorized the repurchase of up to approximately 16,977,000 shares of common stock, which included Series A convertible preferred stock on an as-converted basis prior to its redemption. As of June 30, 2005, the Company had repurchased approximately 12,646,000 shares of common stock and preferred stock on an as-converted basis, and the remaining repurchase authorization covered approximately 4,331,000 shares of common stock. The Company may from time to time continue to repurchase its common stock.

Changes in Working Capital

At June 30, 2005, working capital, defined as current assets less current liabilities, was $373.1 million compared with $307.4 million at December 31, 2004. The increase in the Company’s working capital during the first six months of 2005 resulted primarily from the following changes in the ordinary course of business:

•       an increase of $43.0 million in cash and cash equivalents and short-term investments—available for sale securities due to cash flow generated from operations;

•       an increase of $36.1 million in inventories primarily in the food packaging segment, primarily due to quantity increases consistent with the growth of the business and an increase in intra-company shipments primarily to support the growth of the business in Asia Pacific and Latin America, partially offset by a decrease of $10.1 million from the effects of foreign currency translation;

•       a decrease in accrued payroll of $28.1 million, primarily due to payments of payroll-related costs, such as the Company’s annual contribution to its profit-sharing plan and annual bonus payments, and a decrease of $4.2 million from the effects of foreign currency translation;

•       a decrease of $18.7 million in income taxes payable primarily due to income tax payments, partially offset by income tax expense on 2005 net earnings; and

•       a decrease in current accrued restructuring costs of $7.6 million due to the payment of employee termination costs and facility exit costs related to the 2004 restructuring program;

partially offset by;

•       an increase in accounts payable of $23.3 million due to increased levels of inventory and the timing of payments to vendors, partially offset by a decrease of $8.6 million from the effects of foreign currency translation;

•       an increase in accrued interest primarily due to an additional $15.7 million of accrued interest related to the asbestos settlement liability;

•       an increase of $6.5 million in short-term borrowings; and

•       a decrease of $20.0 million in notes and accounts receivable, primarily due to a decrease of $22.6 million from the effects of foreign currency translation and a decrease of $11.1 million due to rebates receivable, partially offset by an increase in accounts receivable due to an increase in net sales in the first six months of 2005.

Current and Quick Ratios

The ratio of current assets to current liabilities, known as the current ratio, was 1.3 at June 30, 2005 and 1.2 at December 31, 2004. The ratio of current assets less inventory to current liabilities, known as the quick ratio, was 0.9 at June 30, 2005 and December 31, 2004.

Derivative Financial Instruments

Interest Rate Swaps

2005:

From time to time, the Company may use interest rate swaps to manage its mix of fixed and floating rates on its outstanding indebtedness. At June 30, 2005, the Company had outstanding interest rate swaps with a total notional amount of $300.0 million that qualified and were designated as fair value hedges. The Company entered into these interest rate swaps to effectively convert its 5.375% senior notes due April 2008 into floating rate debt. At June 30, 2005, the Company recorded a mark to market adjustment to record a decrease of $9.2 million in the fair value of the 5.375% senior notes due April 2008 due to changes in interest rates and an offsetting increase to other liabilities to record the fair value of the related interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.

In 2005, under the terms of the $300.0 million outstanding interest rate swap agreements, the Company received interest at a fixed rate and paid interest at variable rates that were based on six-month LIBOR. Interest expense increased by $0.4 million in the second quarter of 2005 due to increases in six-month LIBOR. For the first six months of 2005, the outstanding interest rate swaps did not cause an increase or decrease to interest expense.

2004:

At June 30, 2004, the Company had outstanding interest rate swaps with a total notional amount of $400.0 million that qualified and were designated as fair value hedges. The Company entered into these interest rate swaps in order to effectively convert a portion of the 5.375% senior notes and 8.75% senior notes, that were redeemed in November 2004, into floating rate debt.

In 2004, under the terms of the $400.0 million outstanding interest rate swap agreements, the Company received interest at fixed rates and paid interest at variable rates that were based on six-month LIBOR. Interest expense decreased by $1.9 million and $3.8 million for the second quarter and first six months of 2004 due to lower levels of six-month LIBOR.

Foreign Currency Forward Contracts

At June 30, 2005, the Company was party to foreign currency forward contracts, which did not have a significant impact on the Company’s liquidity.

For further discussion about these contracts and other financial instruments, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

Shareholders’ Equity

Shareholders’ equity was $1,356.4 million at June 30, 2005 and $1,333.5 million at December 31, 2004. Shareholders’ equity increased in the first six months of 2005 primarily due to net earnings of $118.6 million, partially offset by an increase in foreign currency translation adjustment of $64.3 million and repurchases of the Company’s common stock, at a cost of $36.7 million.

Recently Issued Accounting Standards

The Company is subject to recently issued statements of financial accounting standards, accounting guidance and disclosure requirements. Note 15, “New Accounting Pronouncements,” of the Notes to the Company’s Condensed Consolidated Financial Statements, which is contained in Item 1 of Part 1 of this Quarterly Report on Form 10-Q, describes these new accounting pronouncements and is incorporated herein by reference.

Critical Accounting Policies and Estimates

For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Forward-Looking Statements

Some of the Company’s statements in this report, in documents incorporated by reference into this report, and in the Company’s future oral and written statements may be forward-looking. These statements reflect the Company’s beliefs and expectations as to future events and trends affecting the Company’s business, its financial condition and its results of operations. These forward-looking statements are based upon the Company’s current expectations concerning future events and discuss, among other things, anticipated future performance and future business plans. Forward-looking statements are identified by such words and phrases as “anticipates,” “believes,” “could be,” “estimates,” “expects,” “intends,” “plans to,” “will,” and similar expressions. Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside the control of the Company, which could cause actual results to differ materially from these statements.

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

•       the effects of animal and food-related health issues such as bovine spongiform encephalopathy, also known as BSE or “mad-cow” disease, and foot-and-mouth disease, as well as other health issues affecting trade;

•       import/export restrictions;

•       competitive factors;

•       disruptions to data or voice communications networks;

•       changes in the value of foreign currencies against the U.S. dollar;

•       changes in the Company’s relationships with customers and suppliers;

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

•       the costs and success of the Company’s key information systems projects;

•       the magnitude and timing of the Company’s capital expenditures and the ultimate value generated from those expenditures;

•       the cost and results of the Company’s exit and disposal activities and restructuring programs;

•       the Company’s working capital management proficiency;

•       the effect on the Company of new pronouncements by accounting authorities;

•       the implementation of the Company’s settlement agreement with the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants in the Grace bankruptcy proceeding;

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

The Company’s interest rate swaps are described above in Note 11, “Derivatives and Hedging Activities,” of the Notes to the Company’s Condensed Consolidated Financial Statements contained in Part I, Item 1 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Derivative Financial Instruments—Interest Rate Swaps” contained in Part I, Item 2 of this Quarterly Report on Form 10-Q.

At June 30, 2005, the Company had no collars or options outstanding.

The fair value of the Company’s fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At June 30, 2005, the carrying value of the Company’s total debt, which includes the impact of outstanding interest rate swaps, was $2,089.4 million of which $2,063.1 million was fixed-rate debt. At December 31, 2004, the carrying value of the Company’s total debt, which includes the impact of outstanding interest rate swaps, was $2,111.6 million of which $2,091.8 million was fixed rate debt. The estimated fair value of the Company’s total debt, including the impact of outstanding interest rate swaps, and the cost of replacing the Company’s fixed rate debt with borrowings at current market rates was $2,204.6 million at June 30, 2005 compared with $2,231.6 million at December 31, 2004. A hypothetical 10% decrease in interest rates would result in an increase in the fair value of the total debt balance at June 30, 2005 of $28.1 million. These changes in the fair value of the Company’s fixed rate debt do not alter the Company’s obligations to repay the outstanding principal amount of such debt.

Item 4.                        Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures under Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, supervised and participated in that evaluation. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in alerting them in a timely manner to information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

There has not been any change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.                        Legal Proceedings.

The information set forth in Part I of this Quarterly Report on Form 10-Q in Note 14, “Commitments and Contingencies,” of the Notes to the Company’s Condensed Consolidated Financial Statements is incorporated herein by reference. See also Part I, Item 3, “Legal Proceedings,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and Part II, Item 1, “Legal Proceedings,” of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

(c)   Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of the Company’s common stock, par value $0.10 per share, that the Company repurchased in each month of the quarter ended June 30, 2005, the average price paid per share, the total number of shares purchased as part of publicly announced plans or programs and the maximum number of shares that may yet be purchased under the plans or programs.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
Balance as of March 31, 2005				5,047,376
April 1, 2005 through April 30, 2005	102,606	$48.43	100,000	4,947,376
May 1, 2005 through May 31, 2005	521,000	$48.95	519,500	4,427,876
June 1, 2005 through June 30, 2005	97,550	$49.70	96,800	4,331,076
Total	721,156	$48.98	716,300	4,331,076

(1)          The Company purchased all shares pursuant to its publicly announced program discussed below except for shares repurchased or withheld pursuant to the Company’s contingent stock plan. Pursuant to the repurchase option provision of its contingent stock plan, during the months of May and June 2005 the Company repurchased 1,500 and 750 shares of the Company’s common stock, respectively. Pursuant to the provision of its contingent stock plan that permits tax withholding obligations or other legally required charges to be satisfied by having the Company withhold shares from an award under the plan, the Company withheld 2,606 shares of the Company’s common stock in April 2005.

(2)          The price calculations in this column do not include the above-mentioned shares of the Company’s common stock repurchased or withheld by the Company pursuant to the repurchase option and share withholding provisions of its contingent stock plan. In accordance with the repurchase option, the Company repurchased shares at the issue price of the shares, which was $1.00 per share. In accordance with the share withholding provision, the Company withheld shares at a price equal to their fair market value of $52.20 per share.

(3)          On June 29, 1998, the Company announced that its Board of Directors had authorized the purchase of up to five percent of the Company’s then issued and outstanding capital stock on an as-converted basis. On April 14, 2000, the Company announced that its Board of Directors had authorized the purchase of up to an additional five percent of the Company’s issued and outstanding capital stock as of March 31, 2000 on an as-converted basis. On November 3, 2000, the Company announced that its

Board of Directors had authorized the purchase of up to an additional five percent of the Company’s issued and outstanding capital stock as of October 31, 2000 on an as-converted basis. At the time of these authorizations, the Company’s capital stock comprised its common stock and its Series A convertible preferred stock. Prior to its redemption in July 2003, each share of the Company’s Series A convertible preferred stock was convertible into 0.885 shares of the Company’s common stock. These authorizations constitute a single program, which has no set expiration date. As of the close of business on June 30, 2005, approximately 16,977,000 shares of the Company’s common stock were authorized to be repurchased under this program and approximately 12,646,000 shares, including preferred shares on an as-converted basis, had been repurchased, leaving approximately 4,331,000 shares of common stock authorized for repurchase under the program.

Item 4.                        Submission of Matters to a Vote of Security Holders.

On May 20, 2005, the Company held its annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, the stockholders voted:

(i)            to elect the entire Board of Directors of the Company;

(ii)        to approve the 2005 Contingent Stock Plan of Sealed Air Corporation;

(iii)    to approve the Performance-Based Compensation Program of Sealed Air Corporation as amended; and

(iv)      to ratify the selection of KPMG LLP as the Company’s independent auditor for the fiscal year ending December 31, 2005.

The holders of a total of 75,041,969 shares of common stock were present in person or by proxy at the Annual Meeting, representing approximately 90% of the voting power of the Company entitled to vote at the Annual Meeting. Each share of common stock was entitled to one vote on each matter before the meeting. The votes cast on the matters before the Annual Meeting are set forth below.

1.                The stockholders elected each of the following nominees to the Company’s Board of Directors, comprising the entire Board of Directors, by the following votes:.

Nominees for Election	Number of Votes
to Board of Directors:	In Favor	Withheld
Hank Brown	73,980,086	1,061,883
Michael Chu	73,942,012	1,099,957
Lawrence R. Codey	73,424,534	1,617,435
T. J. Dermot Dunphy	73,285,102	1,756,867
Charles F. Farrell, Jr.	73,022,297	2,019,672
William V. Hickey	73,408,212	1,633,757
Jacqueline B. Kosecoff	74,260,666	781,303
Kenneth P. Manning	72,521,218	2,520,751
William J. Marino	73,918,840	1,123,129

2.                The stockholders approved the 2005 Contingent Stock plan of Sealed Air Corporation by the following vote:

For	64,666,211
Against	2,200,156
Abstentions	564,798
Broker non-votes	7,610,804

3.                The stockholders approved the Performance-Based Compensation Plan of Sealed Air Corporation as amended by the following vote:

For	64,451,082
Against	2,436,936
Abstentions	543,147
Broker non-votes	7,610,804

4.                The stockholders ratified the appointment of KPMG LLP as the independent auditor of the Company for the fiscal year ending December 31, 2005 by the following vote:

For	74,107,891
Against	449,592
Abstentions	484,486
Broker non-votes	0

Item 6.                        Exhibits.

Exhibit Number	Description
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

10.1

Revolving Credit Facility (5-year), dated as of July 26, 2005, among the Company, certain of the Company’s subsidiaries, banks and financial institutions party thereto, and Citicorp USA, Inc., as agent for the lenders. (Exhibit 10 to the Company’s Current Report on Form 8-K, Date of Report July 28, 2005, File No. 1-12139, is incorporated herein by reference.)

10.2	2005 Contingent Stock Plan of the Company. (Annex D to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.)
10.3	Performance-Based Compensation Program of the Company, as amended. (Annex E to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.)
31.1	Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated August 4, 2005.
31.2	Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated August 4, 2005.
32	Certification of William V. Hickey, Chief Executive Officer of the Company, and David H. Kelsey, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, dated August 4, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEALED AIR CORPORATION
(Registrant)
Date: August 4, 2005	By:	/s/ JEFFREY S. WARREN
Jeffrey S. Warren
Controller
(Duly Authorized Executive Officer
and Chief Accounting Officer)