Form 10-Q
period 2005-09-30
SEALED AIR CORP/DE
filed 2005-11-04
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

There were 81,394,062 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of October 31, 2005.

SEALED AIR CORPORATION AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1.        Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2005 and 2004

(In millions of dollars, except per share data)

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$1,019.7	$944.2	$3,009.4	$2,781.0
Cost of sales	731.9	658.8	2,148.2	1,926.7
Gross profit	287.8	285.4	861.2	854.3
Marketing, administrative and development expenses	156.4	152.7	485.2	466.6
Restructuring charges	0.1	—	1.3	—
Operating profit	131.3	132.7	374.7	387.7
Interest expense	(37.7)	(39.0)	(112.5)	(115.0)
Other income, net	2.6	3.3	11.7	9.1
Earnings before income tax expense	96.2	97.0	273.9	281.8
Income tax expense	32.0	33.2	91.1	96.5
Net earnings	$64.2	$63.8	$182.8	$185.3
Earnings per common share:
Basic	$0.78	$0.76	$2.20	$2.20
Diluted	$0.68	$0.66	$1.92	$1.92

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2005 and December 31, 2004
(In millions of dollars, except share data)
(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$417.0	$358.0
Short-term investments—available-for-sale securities	37.0	54.1
Notes and accounts receivable, net of allowances for doubtful accounts of $17.8 and $18.4 in 2005 and 2004	669.2	662.5
Inventories	434.4	417.9
Other current assets	114.9	118.7
Total current assets	1,672.5	1,611.2
Property and equipment:
Land and improvements	33.2	35.5
Buildings	507.9	524.9
Machinery and equipment	1,908.9	1,969.6
Other property and equipment	128.9	137.0
Construction-in-progress	74.2	46.5
	2,653.1	2,713.5
Less accumulated depreciation and amortization	1,728.8	1,704.9
Property and equipment, net	924.3	1,008.6
Goodwill	1,945.3	1,953.4
Other assets	283.5	281.8
Total Assets	$4,825.6	$4,855.0

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2005 and December 31, 2004 (Continued)
(In millions of dollars, except share data)
(Unaudited)

	September 30, 2005	December 31, 2004
LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$22.4	$19.8
Current portion of long-term debt	243.6	3.8
Accounts payable	241.1	248.5
Asbestos settlement liability	512.5	512.5
Other current liabilities	438.4	434.9
Income taxes payable	57.7	84.3
Total current liabilities	1,515.7	1,303.8
Long-term debt, less current portion	1,814.0	2,088.0
Other liabilities	120.4	129.7
Total Liabilities	3,450.1	3,521.5
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.10 par value per share. Authorized 50,000,000 shares; no shares issued in 2005 and 2004	—	—
Common stock, $0.10 par value per share. Authorized 400,000,000 shares; issued 86,045,841 shares in 2005 and 85,836,102 shares in 2004	8.6	8.6
Common stock reserved for issuance related to asbestos settlement, 9,000,000 shares, $0.10 par value per share, in 2005 and 2004	0.9	0.9
Additional paid-in capital	1,070.2	1,059.8
Retained earnings	642.0	459.3
Deferred compensation	(19.3)	(17.9)
	1,702.4	1,510.7
Minimum pension liability, net of taxes	(3.3)	(3.3)
Cumulative translation adjustment	(150.9)	(77.8)
Unrecognized gain on derivative instruments, net of taxes	6.8	7.6
Accumulated other comprehensive loss	(147.4)	(73.5)
Cost of treasury common stock, 3,790,228 shares in 2005 and 2,211,886 shares in 2004	(179.5)	(103.7)
Total Shareholders’ Equity	1,375.5	1,333.5
Total Liabilities and Shareholders’ Equity	$4,825.6	$4,855.0

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2005 and 2004
(In millions of dollars)
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net earnings	$182.8	$185.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	130.3	133.4
Amortization of senior debt related items and other	2.3	2.4
Deferred tax provision	(1.6)	(3.8)
Net (gain) loss on disposals of property and equipment	(1.2)	0.1
Changes in operating assets and liabilities:
Notes and accounts receivable	(30.0)	3.1
Inventories	(29.5)	(32.7)
Other current assets	1.2	2.8
Other assets	(5.9)	(2.0)
Accounts payable	6.1	25.7
Other current liabilities	(15.9)	2.5
Other liabilities	(2.9)	(0.9)
Net cash provided by operating activities	235.7	315.9
Cash flows from investing activities:
Capital expenditures for property and equipment	(66.6)	(77.2)
Purchases of available-for-sale securities	(221.0)	(311.0)
Sales of available-for-sale securities	238.1	192.2
Proceeds from sales of property and equipment	2.4	4.6
Businesses acquired in purchase transactions, net of cash acquired and other	(0.2)	(6.5)
Net cash used in investing activities	(47.3)	(197.9)
Cash flows from financing activities:
Proceeds from long-term debt	0.1	20.4
Payment of long-term debt	(3.1)	(3.0)
Payment of senior debt issuance costs	(1.8)	—
Repurchases of common stock	(75.4)	(86.2)
Proceeds from stock option exercises	1.2	0.7
Net proceeds (payment) from short-term borrowings	0.5	(5.9)
Net cash used in financing activities	(78.5)	(74.0)
Effect of exchange rate changes on cash and cash equivalents	(50.9)	(10.5)
Cash and cash equivalents:
Net change during the period	59.0	33.5
Balance, beginning of period	358.0	297.8
Balance, end of period	$417.0	$331.3
Supplemental Cash Flow Items:
Interest payments, net of amounts capitalized	$91.1	$106.4
Income tax payments	$110.7	$104.0

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2005 and 2004
(In millions of dollars)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings	$64.2	$63.8	$182.8	$185.3
Other comprehensive (loss) income:
Unrecognized loss on derivative instruments, net of income tax benefit of $0.1 and $0.3 for the three and nine months ended September 30, 2005, respectively, and $0.1 and $0.3 for the three and nine months ended September 30, 2004, respectively	(0.3)	(0.1)	(0.8)	(0.5)
Foreign currency translation adjustments	(8.8)	5.3	(73.1)	(1.3)
Comprehensive income	$55.1	$69.0	$108.9	$183.5

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except per share data)
(Unaudited)

(1)   Basis of Consolidation.

The condensed consolidated financial statements include the accounts of Sealed Air Corporation and its subsidiaries, or the Company. All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the condensed consolidated balance sheet as of September 30, 2005 and the condensed consolidated results of operations for the three and nine months ended September 30, 2005 and 2004 have been made. The results set forth in the condensed consolidated statement of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. All amounts are approximate due to rounding. Where appropriate, prior period amounts have been reclassified to conform to the current year’s presentation. Most significantly, in the condensed consolidated statement of cash flows, the Company has reclassified the purchases and sales of auction rate securities as investing cash flows. These reclassifications had no impact on the results of operations of the Company. See Note 3, “Short-Term Investments—Available-for-Sale Securities” below.

The condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules, annual footnotes and other financial information that are normally required by accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted.

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

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions, except per share data)
(Unaudited)

(2)   Business Segment Information

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales
Food Packaging	$635.5	$583.3	$1,865.0	$1,716.5
Protective Packaging	384.2	360.9	1,144.4	1,064.5
Total	$1,019.7	$944.2	$3,009.4	$2,781.0
Operating profit
Food Packaging	$77.6	$78.4	$236.6	$225.7
Protective Packaging	54.1	54.4	140.1	162.7
Total segments	131.7	132.8	376.7	388.4
Restructuring charges(1)	(0.1)	—	(1.3)	—
Unallocated corporate operating expenses	(0.3)	(0.1)	(0.7)	(0.7)
Total	$131.3	$132.7	$374.7	$387.7
Depreciation and amortization
Food Packaging	$28.1	$29.1	$86.2	$87.0
Protective Packaging	14.1	15.3	44.1	46.4
Total	$42.2	$44.4	$130.3	$133.4

(1)          The three and nine months ended September 30, 2005 include a charge of $0.1 and $0.7, respectively, related to Food Packaging and no charge and a charge of $0.6, respectively, related to Protective Packaging.

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and because the Company’s management views goodwill as a corporate asset, the Company has allocated all of its goodwill to the corporate level rather than to the individual segments. However, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company has allocated goodwill to each reportable segment in order to perform its annual impairment review of goodwill, which it does during the fourth quarter of each year. The allocation of goodwill in accordance with SFAS No. 142 as of September 30, 2005 was as follows:

	Balance at December 31, 2004	Goodwill Acquired	Foreign Currency Translation	Balance at September 30, 2005
Food Packaging	$558.6	$0.7	$(9.1)	$550.2
Protective Packaging	1,394.8	0.8	(0.5)	1,395.1
Total	$1,953.4	$1.5	$(9.6)	$1,945.3

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions, except per share data)
(Unaudited)

(3)   Short-Term Investments—Available-for-Sale Securities

At September 30, 2005 and December 31, 2004 the Company’s available-for-sale securities consisted of auction rate securities for which interest or dividend rates are generally re-set based on an auction process for periods of up to 90 days. The auction rate securities outstanding at September 30, 2005 and December 31, 2004 were investments in preferred stock. In the fourth quarter of 2004, the Company reclassified its auction rate securities from cash and cash equivalents to short-term investments—available-for-sale securities. At September 30, 2005, the Company held auction rate securities of $37.0 million that had no maturity dates.

At September 30, 2005 and December 31, 2004, the fair value of the available-for-sale securities held by the Company was equal to their cost. There were no gross realized gains or losses from the sale of available-for-sale securities in 2005 and 2004.

(4)   Accounts Receivable Securitization

The Company’s $125 million receivables facility has an expiration date of December 7, 2007. The receivables facility contains financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these covenants at September 30, 2005.

During the three months ended September 30, 2005, the Company’s receivables funding subsidiary sold an undivided ownership interest in $35 million of eligible receivables under the receivables facility. Payments on the Company’s receivables that were applied to these receivables interests in accordance with the terms of the facility reduced the amount of receivables interests held by the bank or the issuer of commercial paper that are parties to the facility to zero at September 30, 2005. Therefore, as of September 30, 2005, neither the bank nor the issuer of commercial paper held any receivables interests and the Company did not remove any related amounts from the assets reflected on its condensed consolidated balance sheet at September 30, 2005.

The Company’s receivables funding subsidiary did not sell any receivables interests under the receivables facility during the first nine months of 2004, and neither the bank nor the issuer of commercial paper that are parties to the facility held any receivables interests in such receivables as of September 30, 2004. Therefore the Company did not remove any related amounts from the assets reflected on its condensed consolidated balance sheet at September 30, 2004.

The costs associated with the receivables facility are reflected in other income, net, in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004. These costs primarily relate to the loss on the sale of receivables interests in 2005 to the bank or the issuer of commercial paper, program and commitment fees and other associated costs, which were $0.1 million for the three months ended September 30, 2005 and 2004, and $0.3 million and $0.4 million for the nine months ended September 30, 2005 and 2004, respectively.

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions, except per share data)
(Unaudited)

(5)   Inventories

	September 30, 2005	December 31, 2004
Inventories (at FIFO, which approximates current cost):
Raw materials	$100.1	$106.1
Work in process	101.2	87.2
Finished goods	265.8	249.5
Subtotal	467.1	442.8
Reduction of certain inventories to LIFO basis	(32.7)	(24.9)
Total	$434.4	$417.9

At September 30, 2005 and December 31, 2004, the Company determined the value of non-equipment U.S. inventories by the last-in, first-out, or LIFO, inventory method. The value of U.S. inventories determined by that method amounted to $138 million and $138.9 million at September 30, 2005 and December 31, 2004, respectively. If the Company had used the first-in, first-out, or FIFO, inventory method, which approximates replacement value, for these inventories, they would have been $32.7 million and $24.9 million higher at September 30, 2005 and December 31, 2004, respectively.

(6)   Goodwill and Identifiable Intangible Assets

Goodwill:

At September 30, 2005 and December 31, 2004, the Company had unamortized goodwill in the amount of $1,945.3 million and $1,953.4 million, respectively. See Note 2, “Business Segment Information,” for the allocation of goodwill by business segment.

Identifiable Intangible Assets:

At September 30, 2005 and December 31, 2004, the Company had identifiable intangible assets with definite useful lives with a gross carrying value of $77.0 million and $77.2 million, respectively, less accumulated amortization of $64.4 million and $61.6 million, respectively. These assets are reflected in “other assets” in the Company’s condensed consolidated balance sheets. At September 30, 2005 and December 31, 2004, there were no identifiable intangible assets, other than goodwill, with indefinite useful lives as defined by SFAS No. 142. Identifiable intangibles, other than goodwill, individually and in the aggregate, comprise less than 5% of the Company’s consolidated assets and therefore are immaterial to the Company’s condensed consolidated balance sheets.

Amortization of identifiable intangible assets was approximately $4.7 million for the nine months ended September 30, 2005. Assuming no change in the gross carrying value of identifiable intangible assets from the value at September 30, 2005, the estimated amortization for future periods is as follows: remainder of 2005—$1.1 million, 2006—$3.2 million, 2007—$2.5 million, 2008—$1.7 million; and 2009—$1.1 million.

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions, except per share data)
(Unaudited)

(7)   Income Tax Expense

The Company’s effective income tax rate was 33.3% and 34.2% for the three months ended September 30, 2005 and 2004, respectively, and 33.3% and 34.2% for the nine months ended September 30, 2005 and 2004, respectively.

For the three and nine months ended September 30, 2005 and 2004, the effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the lower net effective income tax rate on foreign earnings, partially offset by the effect of state income taxes.

On October 22, 2004, the American Jobs Creation Act, known as the AJCA, became law. The AJCA provides for a deduction of 85% of qualifying foreign earnings that the Company repatriates, as defined in the AJCA, in 2005. This deduction produces the equivalent of a 5.25% effective tax rate on the repatriated earnings. The Company qualifies to repatriate up to approximately $500 million.

The Company will complete its evaluation of the effects of the repatriation provision in accordance with FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” in the fourth quarter of 2005. During the evaluation, the Company is principally considering global cash management objectives, its overall tax position and restrictions on the use of repatriated cash. Pending completion of this evaluation, the Company cannot reasonably estimate the range of potential income tax effects of repatriating funds. If the Company determines to repatriate funds in reliance upon the AJCA, it must complete the repatriation by the end of 2005.

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

(8)   Restructuring and Other Charges

During the fourth quarter of 2004, the Company announced a series of separate profit improvement plans in various geographic regions in order to complement the Company’s long-term growth programs and financial goals, improve the Company’s operating efficiencies and lower its overall cost structure. The principal effect of these plans will be to reduce the number of employees and consolidate or relocate operations in both of the Company’s reportable business segments.

At December 31, 2004, the Company expected to eliminate 473 full-time positions, of which 65 positions had been eliminated prior to December 31, 2004. During the first nine months of 2005, the Company revised the number of expected full-time positions to be eliminated to 475. In addition, with the prospective addition of approximately 100 positions in connection with the Company’s realignment or relocation of some of its manufacturing activities, the net reduction in positions is expected to be approximately 375. Through the first nine months of 2005, the Company eliminated 335 positions. These actions affect principally production workers and members of the Company’s sales force, primarily in Europe. The Company expects to substantially complete this reduction in headcount by December 2005.

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions, except per share data)
(Unaudited)

The components of the restructuring charges, spending and other activity through September 30, 2005 and the remaining accrual balance at September 30, 2005 were as follows:

	Employee Termination Costs	Facility Exit Costs	Total Cost
Original provision	$21.6	$1.1	$22.7
Cash payments during 2004	(0.6)	—	(0.6)
Effect of changes in currency rates	0.2	—	0.2
Restructuring accrual at December 31, 2004	21.2	1.1	22.3
Cash payments during the first nine months of 2005	(14.6)	(0.2)	(14.8)
Adjustment to restructuring liability	0.5	—	0.5
Effect of changes in currency rates	(0.4)	(0.1)	(0.5)
Restructuring accrual at September 30, 2005	$6.7	$0.8	$7.5

The Company expects that $4.0 million of the remaining accrual balance at September 30, 2005 will be paid through the remainder of 2005 and $3.5 million will be paid in 2006 and thereafter.

For the first nine months of 2005, the Company recorded an additional restructuring charge of $1.3 million which was related to the 2004 programs. This amount includes an additional $0.8 million of costs related to the relocation of employees and assets from closed facilities and a $0.5 million adjustment to the restructuring liability reflected in the table above.

(9)   Defined Benefit Pension Plans

U.S. Pension Plans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Components of Net Periodic Benefit Cost:
Service cost	$0.3	$0.3	$0.9	$0.8
Interest cost	0.5	0.4	1.4	1.3
Expected return on plan assets	(0.6)	(0.5)	(1.8)	(1.6)
Amortization of prior service cost	0.1	0.2	0.5	0.6
Amortization of net actuarial loss	0.2	0.1	0.5	0.3
Net periodic pension cost	$0.5	$0.5	$1.5	$1.4

The Company contributed $3.6 million to its U.S. defined benefit pension plans during the year ended December 31, 2004. The Company expects to contribute $0.3 million to its U.S. defined benefit plans in 2005.

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions, except per share data)
(Unaudited)

Non-U.S. Pension Plans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Components of Net Periodic Benefit Cost:
Service cost	$1.6	$1.6	$5.1	$5.2
Interest cost	2.9	2.6	8.9	7.9
Expected return on plan assets	(3.1)	(2.8)	(9.5)	(8.7)
Amortization of net actuarial loss	1.3	1.4	4.1	4.1
Net periodic pension cost	$2.7	$2.8	$8.6	$8.5

The Company contributed $11.4 million to its non-U.S. defined benefit pension plans during the year ended December 31, 2004. The Company expects to contribute $4.1 million to its non-U.S. defined benefit plans in 2005.

(10)   Debt

Revolving Credit Facilities:

In July 2005, the Company entered into a new $500 million senior unsecured multi-currency revolving credit facility due 2010, known as the 2010 facility. The 2010 facility replaced the Company’s $350 million revolving credit facility due 2006, known as the 2006 facility. The 2010 facility is available for general corporate purposes including payment of a portion of the $512.5 million cash payment, including accrued interest, required to be paid upon the effectiveness of an appropriate plan of reorganization in the W. R. Grace & Co. bankruptcy. The Company may re-borrow amounts repaid under the 2010 facility from time to time prior to the expiration or earlier termination of the 2010 facility. Facility fees are payable at the rate of 0.125% per annum on the total amounts available under the 2010 facility. The 2010 facility provides for changes in facility fees based on the Company’s long-term senior unsecured debt ratings.

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

The Company has not borrowed under the 2010 facility, and no borrowings were outstanding under the 2006 facility prior to its termination.

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions, except per share data)
(Unaudited)

ANZ Facility:

The Company has not borrowed nor were any amounts outstanding during 2005 under the Company’s 170 million Australian dollar facility, equivalent to U.S. $129.1 million at September 30, 2005, that expires in March 2010.

Covenants:

Each issue of the Company’s outstanding senior notes and the Company’s outstanding euro notes imposes limitations on the Company’s operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. The 2010 facility contains financial covenants relating to interest coverage, debt leverage and minimum liquidity and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the asbestos settlement agreement discussed in Note 14. The ANZ facility contains financial covenants relating to debt leverage, interest coverage and tangible net worth and restrictions on the creation of liens, the incurrence of additional indebtedness and asset sales, in each case relating to the Australian and New Zealand subsidiaries of the Company that are borrowers under the facility. The Company was in compliance with these limitations at September 30, 2005.

Lines of Credit:

At September 30, 2005, the Company had lines of credit available of $836 million, of which $806 million were unused. The available lines of credit included committed lines of $629.1 million and uncommitted lines of $206.9 million. These credit lines include amounts available under the 2010 facility and the ANZ facility as well as other lines of credit available to various subsidiaries. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

Senior Notes:

During the nine months ended September 30, 2005, the Company recorded adjustments to the fair value of its 5.375% senior notes due April 2008 as a result of the Company’s interest rate hedging related to these notes. See Note 11, “Derivatives and Hedging Activities.”

(11)   Derivatives and Hedging Activities

Foreign Currency Forward Contracts:

The Company is exposed to market risk, such as fluctuations in foreign currency exchange rates. The Company’s subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purpose of the Company’s foreign currency hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies. At September 30, 2005, the Company was party to foreign currency forward contracts with an aggregate notional amount of $342.4 million maturing through May 2006. The estimated fair values of these contracts, which represent the estimated net payments that would be paid or received by the Company in the event of termination of these contracts based on the then

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions, except per share data)
(Unaudited)

current foreign exchange rates, was a net payable of $0.2 million at September 30, 2005 and approximately zero at December 31, 2004. These contracts qualified and were designated as cash flow hedges and had original maturities of less than twelve months.

Interest Rate Swaps:

2005:

From time to time, the Company may use interest rate swaps to manage its mix of fixed and floating rates on its outstanding indebtedness. At September 30, 2005, the Company had outstanding interest rate swaps with a total notional amount of $300 million that qualified and were designated as fair value hedges. The Company entered into these interest rate swaps to effectively convert its 5.375% senior notes due April 2008 into floating rate debt. At September 30, 2005, the Company recorded a mark to market adjustment to record a decrease of $12.3 million in the fair value of the 5.375% senior notes due April 2008 due to changes in interest rates and an offsetting increase to other liabilities to record the fair value of the related interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.

In 2005, under the terms of the $300 million outstanding interest rate swap agreements, the Company received interest at a fixed rate and paid interest at variable rates that were based on six-month London Interbank Offered Rate, or LIBOR. As a result, interest expense increased by $0.5 million in both the three and nine months ended September 30, 2005 due to increases in six-month LIBOR.

2004:

At September 30, 2004, the Company had outstanding interest rate swaps with a total notional amount of $400 million that qualified and were designated as fair value hedges. The Company entered into these interest rate swaps in order to effectively convert a portion of the 8.75% senior notes, which were redeemed in November 2004, and the 5.375% senior notes into floating rate debt.

In 2004, under the terms of the $400 million outstanding interest rate swap agreements, the Company received interest at fixed rates and paid interest at variable rates that were based on six-month LIBOR. As a result, interest expense decreased by $1.5 million and $5.4 million for the three and nine months ended September 30, 2004 due to lower levels of six-month LIBOR.

(12)   Other Income, Net

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income	$2.7	$2.0	$7.7	$5.2
Net foreign exchange transaction (losses) gains	(2.2)	0.6	(3.2)	(2.0)
Other, net	2.1	0.7	7.2	5.9
Other income, net	$2.6	$3.3	$11.7	$9.1

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions, except per share data)
(Unaudited)

(13)   Earnings Per Common Share

During 2004, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which was effective for reporting periods ending after December 15, 2004. EITF Issue No. 04-08 requires that the dilutive effect of contingently convertible debt, such as the Company’s 3% convertible senior notes due June 2033, which the Company issued in July 2003, be included in dilutive earnings per common share regardless of whether the contingency permitting holders to convert the debt into shares of common stock had been satisfied. EITF Issue No. 04-08 was applicable retroactively and required restatement of results for prior periods during which the contingently convertible debt instrument was outstanding. As a result, 2004 diluted earnings per common share have been restated to include 6.2 million additional shares of common stock and to exclude the associated interest expense, net of income tax, of $2.0 million and $5.9 million on the contingent convertible debt for the three and nine months ended September 30, 2004, respectively.

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

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions, except per share data)
(Unaudited)

The following table sets forth the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic EPS:
Numerator
Net earnings ascribed to common shareholders—basic	$64.2	$63.8	$182.8	$185.3
Denominator
Weighted average common shares outstanding—basic	82.8	83.8	83.2	84.4
Basic earnings per common share	$0.78	$0.76	$2.20	$2.20
Diluted EPS:
Numerator
Net earnings ascribed to common shareholders—basic	$64.2	$63.8	$182.8	$185.3
Add: Interest on 3% convertible senior notes, net of income taxes	2.0	2.0	5.9	5.9
Net earnings ascribed to common shareholders—diluted	$66.2	$65.8	$188.7	$191.2
Denominator
Weighted average common shares outstanding—basic	82.8	83.8	83.2	84.4
Effect of conversion of 3% convertible senior notes	6.2	6.2	6.2	6.2
Effect of assumed issuance of asbestos settlement shares	9.0	9.0	9.0	9.0
Weighted average common shares outstanding—diluted	98.0	99.0	98.4	99.6
Diluted earnings per common share	$0.68	$0.66	$1.92	$1.92

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

Cryovac Transaction; Contingencies Related to the Cryovac Transaction:

On March 31, 1998, the Company completed a multi-step transaction that brought the Cryovac packaging business and the former Sealed Air Corporation’s business under the common ownership of the Company. The Company described the Cryovac transaction, contingencies related to the Cryovac transaction, and the case of Thundersky v. The Attorney General of Canada et al. in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the case of Her Majesty the Queen in Right of the Province of Manitoba v. The Attorney General of Canada et al. in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005. The Company has learned that six new putative class proceedings have been brought in various provincial and federal courts in Canada seeking recovery from the Company and its subsidiaries Cryovac, Inc. and Sealed Air (Canada) Co./Cie, as well as other defendants including W. R. Grace & Co. and W. R. Grace & Co.-Conn, for alleged injuries suffered by any Canadian resident, other than in the course of employment (except with respect to one of these new claims), as a result of Grace’s marketing, selling, manufacturing, processing, distributing and/or delivering asbestos or asbestos-containing products in Canada. Grace has acknowledged that its agreement to defend, indemnify and hold harmless the Company and its affiliates in respect of any liability and expense, including legal fees and costs, in the Thundersky proceeding also applies to the six new putative class action proceedings.

In April 2001, Grace Canada, Inc. obtained an order of the Superior Court of Justice, Commercial List, Toronto, Ontario, Canada (Court File No. 01-CL-4081) recognizing the Chapter 11 bankruptcy proceeding in the United States of America involving Grace Canada, Inc.’s U.S. parent corporation and other U.S. affiliates of Grace Canada, Inc., and enjoining all new actions and staying all current proceedings against Grace Canada, Inc. related to asbestos under the Canadian Companies’ Creditors Arrangement Act. That order has been renewed repeatedly and now extends through November 30, 2005. In September 2005, Grace Canada, Inc., brought a motion to extend the injunction and stay to actions involving asbestos against the Company and its affiliates and affiliates of Grace Canada, Inc., and to actions against Her Majesty the Queen in Right of Canada relating to the alleged manufacture, sale or distribution of asbestos or asbestos-containing products by Grace in order to stay all of the eight actions referred to in the preceding paragraph as to those defendants (plus an additional action to which neither the Company nor any of its affiliates is a party), as well as to extend the stay through April 1, 2006. Grace Canada, Inc., has proposed that Grace’s plan of reorganization in the U.S. bankruptcy proceeding would provide for the resolution of all claims regarding Grace’s manufacture, sale or distribution of asbestos or asbestos-containing products in Canada. The plaintiffs in the Thundersky action will oppose the motion of

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions, except per share data)
(Unaudited)

Grace Canada, Inc., in order to permit the Thundersky action to proceed. The motion is currently set to be heard in mid-November 2005.

(15)   New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board Opinion, or APB, No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment.” SFAS No. 123 (revised) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123 (revised) covers a wide range of share-based compensation arrangements and requires that the compensation cost related to these types of payment transactions be recognized in financial statements. Cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123 (revised) becomes effective for years beginning after June 15, 2005. The adoption of SFAS No. 123 (revised) will not have an impact on the 2006 consolidated financial statements as the amounts currently recognized by the Company under the former Contingent Stock Plan of Sealed Air Corporation and under the 2005 Contingent Stock Plan of Sealed Air Corporation that was approved by the Company’s stockholders at the 2005 annual meeting, would essentially be the same.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in Accounting Research Bulletin, or ARB, No. 43, Chapter 4, “Inventory Pricing.” This amendment clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criteria specified in ARB No. 43 of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No. 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company is currently assessing the impact of SFAS No. 151 on its consolidated financial statements.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Introduction

Highlights for the Company’s third quarter and first nine months of 2005 compared with the corresponding 2004 periods were (dollars in millions):

	For the Third Quarter of			For the First Nine Months of
	2005	2004	% Change	2005	2004	% Change
Net Sales:
U.S.	$502.1	$465.5	8%	$1,456.1	$1,371.5	6%
% of total net sales	49.2%	49.3%		48.4%	49.3%
International	517.6	478.7	8%	1,553.3	1,409.5	10%
% of total net sales	50.8%	50.7%		51.6%	50.7%
Total net sales	$1,019.7	$944.2	8%	$3,009.4	$2,781.0	8%
Gross profit	$287.8	$285.4	1%	$861.2	$854.3	1%
% of total net sales	28.2%	30.2%		28.6%	30.7%
Marketing, administrative and development expenses	$156.4	$152.7	2%	$485.2	$466.6	4%
% of total net sales	15.3%	16.2%		16.1%	16.8%
Restructuring charges	$0.1	$—	—	$1.3	$—	—
Operating profit	$131.3	$132.7	(1)%	$374.7	$387.7	(3)%
% of total net sales	12.9%	14.1%		12.5%	13.9%

Net Sales

Net sales for the third quarter of 2005 increased 8% to $1,019.7 million compared with $944.2 million in the third quarter of 2004. The components of the increase in net sales for the third quarter were as follows (dollars in millions):

	Food		Protective
	Packaging Segment		Packaging Segment		Total Company
Volume—Units	3.3%	$19.5	3.6%	$12.9	3.4%	$32.4
Volume—Acquired businesses, net of dispositions	(0.4)	(2.4)	0.4	1.6	(0.1)	(0.8)
Price/Mix	3.9	22.6	1.8	6.4	3.1	29.0
Foreign Currency Translation	2.1	12.5	0.7	2.4	1.6	14.9
Total	8.9%	$52.2	6.5%	$23.3	8.0%	$75.5

Net sales for the first nine months of 2005 increased 8% to $3,009.4 million compared with $2,781.0 million in the first nine months of 2004. The components of the increase in net sales for the first nine months were as follows (dollars in millions):

	Food		Protective
	Packaging Segment		Packaging Segment		Total Company
Volume—Units	2.8%	$48.8	2.3%	$24.8	2.6%	$73.6
Volume—Acquired businesses, net of dispositions	(0.2)	(3.9)	0.9	9.2	0.2	5.3
Price/Mix	3.3	55.4	2.4	25.9	2.9	81.3
Foreign Currency Translation	2.8	48.2	1.9	20.0	2.5	68.2
Total	8.7%	$148.5	7.5%	$79.9	8.2%	$228.4

Excluding the $14.9 million and $68.2 million positive effect of foreign currency translation in the third quarter and first nine months of 2005, net sales would have increased 6%, compared with both the third quarter and first nine months of 2004. The favorable foreign currency translation impact on net sales in the third quarter of 2005 was primarily due to the strengthening of foreign currencies in the Asia Pacific region as well as in Brazil against the U.S. dollar. The favorable foreign currency translation impact on net sales in the first nine months of 2005 was primarily due to the strengthening of foreign currencies in Europe and to a lesser extent in Asia Pacific against the U.S. dollar.

Net sales of the Company’s food packaging segment, which consists primarily of the Company’s Cryovac food packaging products, constituted 62% of net sales in both the third quarter and first nine months of 2005 and 2004, respectively. The Company’s protective packaging segment contributed the balance of net sales. This segment aggregates the Company’s protective packaging products and shrink packaging products, all of which are used principally for non-food packaging applications.

Food Packaging Segment Sales

Net sales of food packaging products increased 9% in the third quarter of 2005 to $635.5 million compared with $583.3 million in the third quarter of 2004. Unit volumes increased 3.3% in the third quarter of 2005 compared with 2004 primarily due to increases in the U.S. and, to a lesser extent, in Asia Pacific and Latin America. Excluding the $12.5 million positive foreign currency translation effect, segment net sales would have increased 7% compared with the third quarter of 2004.

Net sales of food packaging products increased 9% in the first nine months of 2005 to $1,865.0 million compared with $1,716.5 million in the first nine months of 2004. Unit volumes increased 2.8% in the first nine months of 2005 compared with 2004 primarily due to increases in the Asia Pacific region, the U.S. and to a lesser extent in Latin America. The segment also benefited from favorable product price/mix of $55.4 million which included $5.6 million related to the effects of unearned customer rebates during the second quarter of 2005. Excluding the $48.2 million positive foreign currency translation effect, net sales would have increased 6% compared with the first nine months of 2004.

Protective Packaging Segment Sales

Net sales of protective packaging products increased 6% in the third quarter of 2005 to $384.2 million compared with $360.9 million in the third quarter of 2004. Unit volumes increased 3.6% in the third quarter of 2005 compared with 2004 primarily due to increases in the U.S. and Europe. Excluding the $2.4 million positive effect of foreign currency translation, segment net sales would have still increased 6%.

Net sales of protective packaging products increased 8% in the first nine months of 2005 to $1,144.4 million compared with $1,064.5 million in the first nine months of 2004. Unit volumes in the U.S. and, to a lesser extent, in the Asia Pacific region increased in the first nine months of 2005 compared with 2004. Foreign currency translation had a favorable impact of $20.0 million in the first nine months of 2005. Excluding the positive foreign currency translation effect, net sales would have increased 6%.

Sales by Geographic Region

The components of the increase in net sales by geographic region for the third quarter of 2005 compared with the third quarter of 2004 were as follows (dollars in millions):

	U.S.		International		Total Company
Volume—Units	3.7%	$17.1	3.2%	$15.3	3.4%	$32.4
Volume—Acquired businesses, net of dispositions	0.1	0.6	(0.3)	(1.4)	(0.1)	(0.8)
Price/Mix	4.1	18.9	2.1	10.1	3.1	29.0
Foreign Currency Translation	—	—	3.1	14.9	1.6	14.9
Total	7.9%	$36.6	8.1%	$38.9	8.0%	$75.5

Net sales from operations in the United States represented 49% of net sales in the third quarter of 2005 and 2004. Net sales from U.S. operations increased 8% in the third quarter of 2005 to $502.1 million compared with $465.5 million in the third quarter of 2004. Net sales from international operations increased 8% in the third quarter of 2005 to $517.6 million compared with $478.7 million for the third quarter of 2004. Excluding the $14.9 million favorable foreign currency translation effect, international net sales would have increased 5% compared with the third quarter of 2004.

The components of the increase in net sales by geographic region for the first nine months of 2005 compared with the first nine months of 2004 were as follows (dollars in millions):

	U.S.		International		Total Company
Volume—Units	2.3%	$31.8	3.0%	$41.8	2.6%	$73.6
Volume—Acquired businesses, net of dispositions	0.1	1.0	0.3	4.3	0.2	5.3
Price/Mix	3.8	51.9	2.1	29.4	2.9	81.3
Foreign Currency Translation	—	—	4.8	68.2	2.5	68.2
Total	6.2%	$84.7	10.2%	$143.7	8.2%	$228.4

Net sales from operations in the United States represented 48% of net sales in the first nine months of 2005 and 49% in the first nine months of 2004. Net sales from U.S. operations increased 6% in the first nine months of 2005 to $1,456.1 million compared with $1,371.5 million in the first nine months of 2004. Net sales from international operations increased 10% in the first nine months of 2005 to $1,553.3 million compared with $1,409.5 million for the first nine months of 2004. Excluding the $68.2 million favorable foreign currency translation effect, international net sales would have increased 5% compared with the first nine months of 2004.

Costs and Margins

Gross profit was $287.8 million, or 28.2% of net sales, and $861.2 million, or 28.6% of net sales in the third quarter and first nine months of 2005, respectively, compared with $285.4 million or, 30.2% of net sales, and $854.3 million, or 30.7% of net sales, in the third quarter and first nine months of 2004, respectively. The decrease in gross profit as a percentage of net sales in the third quarter and first nine months of 2005 compared with the 2004 periods was due to higher petrochemical-based raw material and other energy-related costs combined with an unfavorable shift in product mix, partially offset by selling price increases.

Marketing, administrative and development expenses increased 2% to $156.4 million in the third quarter of 2005 compared with $152.7 million in the third quarter of 2004 primarily due to the impact of foreign currency translation and higher professional fees. Marketing, administrative and development expenses increased 4% in the first nine months of 2005 to $485.2 million compared with $466.6 million in the first nine months of 2004 due to a number of factors. Those factors included the impact of foreign currency translation, higher professional fees, and to a lesser extent, expenses for research and development related projects and for the upgrade of the Company’s information technology platform. As a percentage of net sales, marketing, administrative and development expenses were 15.3% and 16.2% of net sales in the third quarters of 2005 and 2004, respectively, and 16.1% and 16.8% in the first nine months of 2005 and 2004, respectively. The decline as a percentage of net sales was due to the Company’s efforts to restrain growth in non-raw material costs.

Restructuring Charges

During the fourth quarter of 2004, the Company announced a series of separate profit improvement plans in various geographic regions in order to complement the Company’s long-term growth programs and financial goals, improve the Company’s operating efficiencies and lower its overall cost structure. The plans will principally reduce the number of employees and consolidate or relocate operations in both of the Company’s reportable business segments.

At December 31, 2004, the Company expected to eliminate 473 full-time positions, of which 65 positions had been eliminated prior to December 31, 2004. During the first nine months of 2005, the Company revised the number of expected full-time positions to be eliminated to 475. In addition, with the prospective addition of approximately 100 positions in connection with the Company’s realignment or relocation of some of its manufacturing activities, the net reduction in positions is expected to be approximately 375. Through the first nine months of 2005, the Company eliminated 335 positions. These actions affect principally production workers and members of the Company’s sales force, primarily in Europe. The Company expects to substantially complete this reduction in headcount by December 2005.

The charges for the year ended December 31, 2004 consisted of the following:

	Year Ended December 31, 2004
	Food Packaging	Protective Packaging	Total Cost
Employee termination costs	$17.5	$4.1	$21.6
Long-lived asset impairments	10.2	0.1	10.3
Facility exit costs	1.1	—	1.1
FAS 88 curtailment and settlements	0.3	—	0.3
Total	$29.1	$4.2	$33.3

The long-lived asset impairment of $10.3 million consisted of write-downs and write-offs of property and equipment. The impairments related to decisions to rationalize and realign production of some of the Company’s smaller product lines and to close several smaller European manufacturing facilities. Since the undiscounted cash flows associated with these assets, including estimated salvage value, were less than the carrying values of these assets, they were written down to their estimated fair value. The Company plans to dispose of these facilities and much of the equipment before the end of 2005.

The components of the restructuring charges, spending and other activity through September 30, 2005 and the remaining accrual balance at September 30, 2005 were as follows:

	Employee Termination Costs	Facility Exit Costs	Total Cost
Original provision	$21.6	$1.1	$22.7
Cash payments during 2004	(0.6)	—	(0.6)
Effect of changes in currency rates	0.2	—	0.2
Restructuring accrual at December 31, 2004	21.2	1.1	22.3
Cash payments during the first nine months of 2005	(14.6)	(0.2)	(14.8)
Adjustment to restructuring liability	0.5	—	0.5
Effect of changes in currency rates	(0.4)	(0.1)	(0.5)
Restructuring accrual at September 30, 2005	$6.7	$0.8	$7.5

The Company expects that $4.0 million of the remaining accrual balance at September 30, 2005 will be paid through the remainder of 2005 and $3.5 million will be paid in 2006 and thereafter.

For the first nine months of 2005, the Company recorded an additional restructuring charge of $1.3 million which was related to the 2004 programs. This amount includes an additional $0.8 million of costs related to the relocation of employees and assets from closed facilities and a $0.5 million adjustment to the restructuring liability reflected in the table above.

The Company estimates that it will realize approximately $25 to $30 million in annualized cost savings on a full year run rate basis by the end of 2006.

Operating Profit

Operating profit decreased 1% in the third quarter of 2005 to $131.3 million compared with $132.7 million in the third quarter of 2004 and decreased 3% in the first nine months of 2005 to $374.7 million compared with $387.7 million in the first nine months of 2004. The reduction in operating profit in 2005 compared with the 2004 periods was primarily due to the reasons described in “Costs and Margins” above. As a percentage of net sales, operating profit was 12.9% and 14.1% in the third quarters of 2005 and 2004, respectively, and 12.5% and 13.9% in the first nine months of 2005 and 2004, respectively.

Operating profit by business segment for the 2005 and 2004 periods was as follows (dollars in millions):

	For the Third Quarter of		For the First Nine Months of
	2005	2004	2005	2004
Food Packaging Segment	$77.6	$78.4	$236.6	$225.7
Protective Packaging Segment	54.1	54.4	140.1	162.7
Total segments	131.7	132.8	376.7	388.4
Restructuring charges	(0.1)	—	(1.3)	—
Unallocated corporate operating expenses	(0.3)	(0.1)	(0.7)	(0.7)
Total	$131.3	$132.7	$374.7	$387.7

The food packaging segment contributed 59% of the Company’s operating profit in both the third quarter of 2005 and 2004, respectively, and 63% and 58% in the first nine months of 2005 and 2004, respectively, before taking into consideration restructuring charges and unallocated corporate operating expenses.

Food packaging operating profit for the third quarter was 12.2% of food packaging net sales, compared with 13.4% in 2004 and for the first nine months was 12.7% of food packaging net sales compared with 13.1% in 2004. The decline in operating profit as a percentage of net sales in the third quarter and the first nine months of 2005 was due to higher raw material and energy-related costs combined with an unfavorable shift in product mix, partially offset by selling price increases.

Protective packaging operating profit for the third quarter was 14.1% of protective packaging net sales, compared with 15.1% in 2004 and for the first nine months was 12.2% of protective packaging net sales compared with 15.3% in 2004. The decline in operating profit as a percentage of net sales in the third quarter and first nine months of 2005 was due to higher raw material and energy-related costs combined with an unfavorable shift in product mix, partially offset by selling price increases.

Interest Expense and Other Income, net

Interest expense (which includes the effects of interest rate swaps and the amortization of capitalized senior debt issuance costs, bond discounts and terminated treasury locks) was $37.7 million in the third quarter of 2005 compared with $39.0 million in the third quarter of 2004 and $112.5 million in the first nine months of 2005 compared with $115.0 million in the first nine months of 2004.

The decrease in interest expense in the third quarter of 2005 compared with 2004 was primarily due to the following:

•       a decrease of $3.7 million due to the redemption of the entire outstanding principal amount, $177.5 million, of the Company’s 8.75% senior notes due July 2008, the repurchase of $22.7 million face amount of its 6.95% senior notes due May 2009, and the termination of related interest rate swaps with a total notional amount of $150.0 million. The Company completed all of these transactions in the fourth quarter of 2004;

partially offset by;

•       an increase of $1.4 million due to the impact of higher interest rates on the Company’s $300 million of outstanding interest rate swaps entered into to effectively convert its 5.375% senior notes into floating rate debt based on the London Interbank Offered Rate or LIBOR.

The decrease in interest expense in the first nine months of 2005 compared with 2004 was primarily due to the following:

•       $10.3 million decrease due to the redemption and repurchases during 2004 noted above;

partially offset by;

•       an increase of $3.2 million due to the impact of higher interest rates on the Company’s $300 million of outstanding interest rate swaps;

•       an increase of $1.5 million related to lower capitalized interest during the construction of capital investment projects in the first nine months of 2005 compared with the 2004 period; and

•       an increase of $1.2 million caused by additional expense related to the compounding of interest on the asbestos settlement liability.

Other income, net, was $2.6 million in the third quarter of 2005 and $3.3 million in the third quarter of 2004. These amounts include interest income of $2.7 million in 2005 and $2.0 million in 2004 and net foreign exchange transaction losses of $2.2 million in 2005 and net foreign exchange transaction gains of $0.6 million in 2004.

Other income, net, was $11.7 million in the first nine months of 2005 and $9.1 million in the first nine months of 2004. These amounts include interest income of $7.7 million in 2005 and $5.2 million in 2004 and net foreign exchange transaction losses of $3.2 million in 2005 and $2.0 million in 2004.

Income Tax Expense

The Company’s effective income tax rate was 33.3% and 34.2% for the third quarters of 2005 and 2004, respectively, and 33.3% and 34.2% for the first nine months of 2005 and 2004, respectively.

For the third quarters and first nine months of 2005 and 2004, the effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the lower net effective income tax rate on foreign earnings, partially offset by the effect of state income taxes. The decrease in the effective income tax rate in the third quarter and first nine months of 2005 compared with the 2004 periods was primarily due to improved tax efficiencies resulting from reorganization of certain of the Company’s international subsidiaries in 2004.

On October 22, 2004, the American Jobs Creation Act, known as the AJCA, became law. The AJCA provides for a deduction of 85% of qualifying foreign earnings that the Company repatriates, as defined in the AJCA, in 2005. This deduction produces the equivalent of a 5.25% effective tax rate on the repatriated earnings. The Company qualifies to repatriate up to approximately $500 million.

The Company will complete its evaluation of the effects of the repatriation provision in accordance with FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” in the fourth quarter of 2005. During the evaluation, the Company is principally considering global cash management objectives, its overall tax position and restrictions on the use of repatriated cash. Pending completion of this evaluation, the Company cannot reasonably estimate the range of potential income tax effects of repatriating funds. If the Company determines to repatriate funds in reliance upon the AJCA, it must complete the repatriation by the end of 2005.

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

Net Earnings

As a result of the factors noted above, net earnings were $64.2 million in the third quarter of 2005 compared with $63.8 million in the third quarter of 2004 and $182.8 million in the first nine months of 2005 compared with $185.3 million in the first nine months of 2004.

Basic and diluted earnings per common share were $0.78 and $0.68, respectively, for the third quarter of 2005 compared with basic and diluted earnings per common share of $0.76 and $0.66, respectively, for the third quarter of 2004. Basic and diluted earnings per common share were $2.20 and $1.92, respectively, for the first nine months of 2005 and 2004.

During 2004, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which was effective for reporting periods ending after December 15, 2004. EITF Issue No. 04-08 requires that the dilutive effect of contingently convertible debt, such as the Company’s 3% convertible senior notes due June 2033, which the Company issued in July 2003, be included in dilutive earnings per common share regardless of whether the contingency permitting holders to convert the debt into shares of common stock had been satisfied. EITF Issue No. 04-08 was applicable retroactively and required restatement of results for prior periods during which the contingently convertible debt instrument was outstanding. As a result, the third quarter and first nine months of 2004 diluted earnings per common share have been restated to include 6.2 million additional shares of common stock and to exclude the associated interest expense, net of income tax, of $2.0 million for the third quarter of 2004 and $5.9 million for the first nine months of 2004, on the contingent convertible debt.

In calculating diluted earnings per common share, the Company’s calculation of the weighted average number of common shares for the third quarters and first nine months of 2005 and 2004 provides for the conversion of the Company’s 3% convertible senior notes due June 2033 due to the application of EITF Issue No. 04-08, the issuance of nine million shares of common stock reserved for the Company’s previously announced asbestos settlement referred to in Note 14, “Commitments and Contingencies,” of the Notes to the Company’s Condensed Consolidated Financial Statements under the caption “Asbestos Settlement and Related Costs,” and the exercise of dilutive stock options, net of assumed treasury stock repurchases.

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

•       an analysis of the Company’s historical cash flows for the nine months ended September 30, 2005;

•       an updated description of the Company’s derivative financial instruments; and

•       a description of changes in the Company’s shareholders’ equity for the nine months ended September 30, 2005.

Material Commitments and Contingencies

Asbestos Settlement and Related Costs

The Company recorded a charge of $850.1 million in the fourth quarter of 2002, of which $512.5 million covers a cash payment that the Company is required to make upon the effectiveness of a plan of reorganization in the bankruptcy of W. R. Grace & Co. The Company did not use cash in the first nine months of 2005 or 2004 with respect to this liability, and the Company cannot predict when it will be required to make this payment. The Company currently expects to fund this payment by using a combination of accumulated cash and future cash flows from operations and funds available under its new $500 million senior unsecured multi-currency credit facility or its accounts receivable securitization program, both described below, or a combination of these alternatives. The cash payment of $512.5 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. The Company has recorded this accrued interest in other current liabilities in the condensed consolidated balance sheets, and such amounts were $82.5 million and $58.9 million at September 30, 2005 and December 31, 2004, respectively.

Cryovac Transaction; Contingencies Related to the Cryovac Transaction

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, “Commitments and Contingencies,” of the Notes to the Company’s Condensed Consolidated Financial Statements is incorporated herein by reference.

Outstanding Indebtedness

At September 30, 2005 and at December 31, 2004, the Company’s total debt outstanding consisted of the amounts set forth on the following table (dollars in millions):

	September 30, 2005	December 31 2004
Short-term borrowings and current portion of long-term debt:
Short-term borrowings	$22.4	$19.8
Current portion of long-term debt	243.6	3.8
Total current debt	266.0	23.6
Long-term debt, less current portion:
5.625% Euro Notes due July 2006, less unamortized discount of $0.5 in 2004	—	267.5
6.95% Senior Notes due May 2009, less unamortized discount of $0.8 in 2005 and $0.9 in 2004	226.5	226.4
5.375% Senior Notes due April 2008, less unamortized discount and fair value adjustment of $13.2 in 2005 and $8.7 in 2004(1)	286.8	291.3
5.625% Senior Notes due July 2013, less unamortized discount of $1.1 in 2005 and $1.2 in 2004	398.9	398.8
6.875% Senior Notes due July 2033, less unamortized discount of $1.6 in 2005 and 2004	448.4	448.4
3% Convertible Senior Notes due June 2033	431.3	431.3
Other	22.1	24.3
Total long-term debt, less current portion	1,814.0	2,088.0
Total debt	$2,080.0	$2,111.6

(1)          Amounts include adjustments due to interest rate swaps. See Note 11, “Derivatives and Hedging Activities,” of the Notes to the Company’s Condensed Consolidated Financial Statements.

Included in the current portion of long-term debt at September 30, 2005 are the 5.625% euro notes with a face value of €200 million, equivalent to U.S. $240.5 million at September 30, 2005. The 5.625% euro notes are now classified as a current liability on the Company’s condensed consolidated balance sheet since the notes mature in July 2006. The Company intends to use available cash to retire this debt when it matures. The carrying value of the 5.625% euro notes decreased $27.5 million in the first nine months of 2005 as a result of the weakening of the euro compared with the U.S. dollar during 2005.

Principal Sources of Liquidity

The Company’s principal sources of liquidity are accumulated cash and short-term investments, cash flows from operations and amounts available under its existing lines of credit, including the new 2010 facility, which replaced the 2006 facility, the ANZ facility and its accounts receivable securitization facility.

Accounts Receivable Facility

The Company’s $125 million receivables facility has an expiration date of December 7, 2007. The receivables facility contains financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these covenants at September 30, 2005.

During the third quarter of  2005, the Company’s receivables funding subsidiary sold an undivided ownership interest in $35 million of eligible receivables under the receivables facility. Payments on the Company’s receivables that were applied to these receivables interests in accordance with the terms of the facility reduced the amount of receivables interests held by the bank or the issuer of commercial paper that are parties to the facility to zero at September 30, 2005. Therefore, as of September 30, 2005, neither the bank nor the issuer of commercial paper held any receivables interests and the Company did not remove any related amounts from the assets reflected on its condensed consolidated balance sheet at September 30, 2005.

The Company’s receivables funding subsidiary did not sell any receivables interests under the receivables facility during the first nine months of 2004, and neither the bank nor the issuer of commercial paper that are parties to the facility held any receivables interests in such receivables as of September 30, 2004. Therefore the Company did not remove any related amounts from the assets reflected on its condensed consolidated balance sheet at September 30, 2004.

Revolving Credit Facilities

In July 2005, the Company entered into a new $500 million senior unsecured multi-currency revolving credit facility due 2010, known as the 2010 facility. The 2010 facility replaced the Company’s $350 million revolving credit facility due 2006, known as the 2006 facility. The 2010 facility is available for general corporate purposes including payment of a portion of the $512.5 million cash payment, including accrued interest, required to be paid upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy. The Company may re-borrow amounts repaid under the 2010 facility from time to time prior to the expiration or earlier termination of the 2010 facility. Facility fees are payable at the rate of 0.125% per annum on the total amounts available under the 2010 facility. The 2010 facility provides for changes in facility fees based on the Company’s long-term senior unsecured debt ratings.

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

The Company has not borrowed under the 2010 facility, and no borrowings were outstanding under the 2006 facility prior to its termination.

ANZ Facility

The Company has not borrowed nor were any amounts outstanding during 2005 under the Company’s 170 million Australian dollar facility, equivalent to U.S. $129.1 million at September 30, 2005, that expires in March 2010.

Covenants

Each issue of the Company’s outstanding senior notes and the Company’s outstanding euro notes imposes limitations on the Company’s operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. The 2010 facility contains financial covenants relating to interest coverage, debt leverage and minimum liquidity and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the asbestos settlement agreement discussed in Note 14. The ANZ facility contains financial covenants relating to debt leverage, interest coverage and tangible net worth and restrictions on the creation of liens, the incurrence of additional indebtedness and asset sales, in each case relating to the Australian and New Zealand subsidiaries of the Company that are borrowers under the facility. The Company was in compliance with these limitations at September 30, 2005.

Debt Ratings

The Company’s cost of capital and ability to obtain external financing may be affected by its debt ratings, which the credit rating agencies review periodically. The Company’s long-term senior unsecured debt is currently rated Baa3 (stable outlook) by Moody’s Investors Service, Inc. and BBB (negative outlook) by Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. These ratings are among the ratings assigned by each of these organizations for investment grade long-term senior unsecured debt. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

Lines of Credit

At September 30, 2005, the Company had lines of credit available of $836 million, of which $806 million were unused. The available lines of credit included committed lines of $629.1 million and uncommitted lines of $206.9 million. These credit lines at September 30, 2005 include amounts available under the 2010 facility and the ANZ facility as well as other lines of credit available to various subsidiaries. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

Analysis of Historical Cash Flows

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $235.7 million for the first nine months of 2005 and $315.9 million for the first nine months of 2004. The change between 2005 and 2004 was primarily due to the following:

•       Notes and accounts receivable increased $30.0 million in the 2005 period. This increase compares with a decrease of $3.1 million in the 2004 period. The increase in notes and accounts receivable was due to higher net sales during the first nine months of 2005 compared with 2004, partially offset by an increase in the collection of accounts receivable in the ordinary course of business in the 2005 period compared with 2004.

•       Other current liabilities decreased $15.9 million in the 2005 period compared with an increase of $2.5 million in the 2004 period. The change was primarily due to a decrease in income taxes payable due to lower income tax expense as a result of lower net earnings and a lower effective income tax rate in the 2005 period compared with 2004 and, to a lesser extent, an increase in income tax payments in the 2005 period.

•       Accounts payable increased $6.1 million in the 2005 period and $25.7 million in the 2004 period. The increase in both periods was due to increased levels of inventory.

Net Cash Used in Investing Activities

Net cash used in investing activities amounted to $47.3 million for the first nine months of 2005 compared with $197.9 million for the first nine months of 2004.

In each year, investing activities consisted primarily of capital expenditures, which amounted to $66.6 million in 2005 and $77.2 million in 2004, and purchases and sales of available-for-sale securities. The change in investing activities was primarily due to a $135.9 million change in the net purchases and sales of available-for-sale securities.

The Company currently anticipates that capital expenditures for the year ended December 31, 2005 will be at the low end of the range of $100 million to $125 million. The Company’s projection of capital expenditures for 2005 is based upon its capital expenditure budget for 2005, the status of approved but not yet completed capital projects, anticipated future projects and historic spending trends.

Net Cash Used in Financing Activities

Net cash used in financing activities amounted to $78.5 million for the first nine months of 2005 compared with $74.0 million for the first nine months of 2004. The change in financing activities between 2005 and 2004 was primarily due to lower net proceeds from outstanding borrowings in 2005 compared with the 2004 period of $14.0 million, partially offset by a decrease in 2005 of $10.8 million in the net cash used to repurchase shares of the Company’s common stock, as discussed in “Repurchases of Capital Stock” below.

Repurchases of Capital Stock

During the first nine months of 2005, the Company repurchased 1,558,500 shares of its common stock, par value $0.10 per share, in open market purchases at a cost of $75.4 million. The average price per share of these common stock repurchases in the first nine months of 2005 was $48.39. During the first nine months of 2004, the Company repurchased 1,781,000 shares of its common stock in open market purchases at a cost of $86.2 million. The average price per share of these common stock repurchases in the first nine months of 2004 was $48.38.

The share repurchases described above were made under a program previously adopted by the Company’s Board of Directors. The share repurchase program authorized the repurchase of up to approximately 16,977,000 shares of common stock, which included Series A convertible preferred stock on an as-converted basis prior to its redemption. As of September 30, 2005, the Company had repurchased approximately 13,456,000 shares of common stock and preferred stock on an as-converted basis, and the remaining repurchase authorization covered approximately 3,521,000 shares of common stock. The Company may from time to time continue to repurchase its common stock.

Changes in Working Capital

At September 30, 2005, working capital, defined as current assets less current liabilities, was $156.8 million compared with $307.4 million at December 31, 2004. The decrease in the Company’s working capital during the first nine months of 2005 resulted primarily from the following changes in the ordinary course of business:

•       an increase of $239.8 million in the current portion of long-term debt due to the Company’s 5.625% euro notes due July 2006 of $240.3 million, now being classified as a current liability on the balance sheet as discussed in the caption above “Outstanding Indebtedness”; and;

•       an increase in accrued interest of $18.6 million primarily due to an additional $23.6 million of accrued interest during 2005 related to the asbestos settlement liability;

partially offset by;

•       a net increase of $41.9 million in cash and cash equivalents and short-term investments—available for sale securities due to cash flow generated from operations;

•       an increase of $29.5 million in inventories primarily in the food packaging segment, principally due to quantity increases consistent with the growth of the business and an increase in intra-company shipments primarily to support the growth of the business in the Asia Pacific region and Latin America, partially offset by a decrease of $10.2 million from the effects of foreign currency translation;

•       a decrease of $26.6 million in income taxes payable primarily due to income tax payments, partially offset by income tax expense on 2005 net earnings;

•       a decrease in accrued payroll of $10.4 million, primarily due to payments of payroll-related costs, such as the Company’s annual contribution to its profit-sharing plan and annual bonus payments, and a decrease of $4.8 million from the effects of foreign currency translation; and;

•       a decrease of $10.5 million in current accrued restructuring costs due to the payment of employee termination and facility exit costs related to the 2004 restructuring program.

Current and Quick Ratios

The ratio of current assets to current liabilities, known as the current ratio, was 1.1 at September 30, 2005 and 1.2 at December 31, 2004. The ratio of current assets less inventory to current liabilities, known as the quick ratio, was 0.8 at September 30, 2005 and 0.9 at December 31, 2004.

Derivative Financial Instruments

Interest Rate Swaps

2005:

From time to time, the Company may use interest rate swaps to manage its mix of fixed and floating rates on its outstanding indebtedness. At September 30, 2005, the Company had outstanding interest rate swaps with a total notional amount of $300 million that qualified and were designated as fair value hedges. The Company entered into these interest rate swaps to effectively convert its 5.375% senior notes due April 2008 into floating rate debt. At September 30, 2005, the Company recorded a mark to market adjustment to record a decrease of $12.3 million in the fair value of the 5.375% senior notes due April 2008 due to changes in interest rates and an offsetting increase to other liabilities to record the fair value of the related interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.

In 2005, under the terms of the $300 million outstanding interest rate swap agreements, the Company received interest at a fixed rate and paid interest at variable rates that were based on six-month LIBOR. As a result, interest expense increased by $0.5 million in the third quarter and first nine months of 2005 due to increases in six-month LIBOR.

2004:

At September 30, 2004, the Company had outstanding interest rate swaps with a total notional amount of $400 million that qualified and were designated as fair value hedges. The Company entered into these interest rate swaps in order to effectively convert a portion of the 8.75% senior notes, which were redeemed in November 2004, and the 5.375% senior notes into floating rate debt.

In 2004, under the terms of the $400 million outstanding interest rate swap agreements, the Company received interest at fixed rates and paid interest at variable rates that were based on six month LIBOR. As a result, interest expense decreased by $1.5 million and $5.4 million for the third quarter and first nine months of 2004 due to lower levels of six-month LIBOR.

Foreign Currency Forward Contracts

At September 30, 2005, the Company was party to foreign currency forward contracts, which did not have a significant impact on the Company’s liquidity.

For further discussion about these contracts and other financial instruments, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

Shareholders’ Equity

Shareholders’ equity was $1,375.5 million at September 30, 2005 and $1,333.5 million at December 31, 2004. Shareholders’ equity increased in the first nine months of 2005 primarily due to net earnings of $182.8 million, partially offset by an increase in foreign currency translation adjustment of $73.1 million and repurchases of the Company’s common stock, at a cost of $75.4 million.

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

The following are important factors that the Company believes could cause actual results to differ materially from those in the Company’s forward-looking statements:

•       raw material availability, demand allocation and pricing;

•       changes in energy-related expenses or disruptions in energy supply;

•       economic, political, business and market conditions in the geographic areas in which it conducts business;

•       factors affecting the customers, industries and markets that use the Company’s packaging materials and systems;

•       the effects of animal and food-related health issues such as bovine spongiform encephalopathy, also known as  or “mad-cow” disease, foot-and-mouth disease and avian influenza or “bird-flu,” as well as other health issues affecting trade;

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

•       the effect on the Company of new pronouncements by regulatory and accounting authorities;

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

•       natural disasters, epidemics and pandemics;

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

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

At September 30, 2005, the Company had no collars or options outstanding.

The fair value of the Company’s fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. At September 30, 2005, the carrying value of the Company’s total debt, which includes the impact of outstanding interest rate swaps, was $2,080 million of which $2,057.5 million was fixed-rate debt. At December 31, 2004, the carrying value of the Company’s total debt, which includes the impact of outstanding interest rate swaps, was $2,111.6 million of which $2,091.8 million was fixed rate debt. The estimated fair value of the Company’s total debt, including the impact of outstanding interest rate swaps, and the cost of replacing the Company’s fixed rate debt with borrowings at current market rates was $2,136.6 million at September 30, 2005 compared with $2,231.6 million at December 31, 2004. A hypothetical 10% decrease in interest rates would result in an increase in the fair value of the total debt balance at September 30, 2005 of $40 million. These changes in the fair value of the Company’s fixed rate debt do not alter the Company’s obligations to repay the outstanding principal amount of such debt.

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

PART II

OTHER INFORMATION

Item 1.                        Legal Proceedings.

The information set forth in Part I of this Quarterly Report on Form 10-Q in Note 14, “Commitments and Contingencies,” of the Notes to the Company’s Condensed Consolidated Financial Statements is incorporated herein by reference. See also Part I, Item 3, “Legal Proceedings,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and Part II, Item 1, “Legal Proceedings,” of the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005 and June 30, 2005.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

(c)   Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of the Company’s common stock, par value $0.10 per share, that the Company repurchased in each month of the quarter ended September 30, 2005, the average price paid per share, the total number of shares purchased as part of publicly announced plans or programs and the maximum number of shares that may yet be purchased under the plans or programs.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
Balance as of June 30, 2005				4,331,076
July 1, 2005 through July 31, 2005	123,700	$49.70	122,700	4,208,376
August 1, 2005 through August 31, 2005	53,350	$49.78	51,100	4,157,276
September 1, 2005 through September 30, 2005	636,300	$47.32	635,800	3,521,476
Total	813,350	$47.84	809,600	3,521,476

(1)          The Company purchased all shares pursuant to its publicly announced program discussed below except for shares repurchased  pursuant to the Company’s contingent stock plan. Pursuant to the repurchase option provision of its contingent stock plan, during the months of July, August and September 2005 the Company repurchased 1,000, 2,250 and 500 shares of the Company’s common stock, respectively. The Company did not withhold any shares during the quarter pursuant to the provision of its contingent stock plan that permits tax withholding obligations or other legally required charges to be satisfied by having the Company withhold shares from an award under the plan.

(2)          The price calculations in this column do not include the above-mentioned shares of the Company’s common stock repurchased  by the Company pursuant to the repurchase option provision of its contingent stock plan. In accordance with the repurchase option, the Company repurchased shares at the issue price of the shares, which was $1.00 per share.  Also, the price calculations in this column do not include commissions.

(3)          On June 29, 1998, the Company announced that its Board of Directors had authorized the purchase of up to five percent of the Company’s then issued and outstanding capital stock on an as-converted basis. On April 14, 2000, the Company announced that its Board of Directors had authorized the purchase of up to an additional five percent of the Company’s issued and outstanding capital stock as of March 31, 2000 on an as-converted basis. On November 3, 2000, the Company announced that its Board of Directors had authorized the purchase of up to an additional five percent of the Company’s issued and outstanding capital stock as of October 31, 2000 on an as-converted basis. At the time of these authorizations, the Company’s capital stock comprised its common stock and its Series A convertible preferred stock. Prior to its redemption in July 2003, each share of the Company’s Series A convertible preferred stock was convertible into 0.885 shares of the Company’s common stock. These authorizations constitute a single program, which has no set expiration date. As of the close of business on September 30, 2005, approximately 16,977,000 shares of the Company’s common stock were authorized to be repurchased under this program and approximately 13,456,000 shares, including preferred shares on an as-converted basis, had been repurchased, leaving approximately 3,521,000 shares of common stock authorized for repurchase under the program.

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

10.1

Form of Restricted Stock Agreement under 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 4.4 to the Company’s Registration Statement on Form S-8, Registration No. 333-126890, is incorporated herein by reference.)

10.2

Form of Restricted Stock Unit Agreement under 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 4.5 to the Company’s Registration Statement on Form S-8, Registration No. 333-126890, is incorporated herein by reference.)

31.1	Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated November 3, 2005.
31.2	Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated November 3, 2005.
32	Certification of William V. Hickey, Chief Executive Officer of the Company, and David H. Kelsey, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, dated November 3, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEALED AIR CORPORATION
(Registrant)
Date: November 3, 2005	By:	/s/ JEFFREY S. WARREN
Jeffrey S. Warren
Controller
(Duly Authorized Executive Officer
and Chief Accounting Officer)