Form 10-K
period 2005-12-31
SEALED AIR CORP/DE
filed 2006-03-15
CIK 1012100

Use these links to rapidly review the document
TABLE OF CONTENTS
TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☒ No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

        Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer    ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        As of June 30, 2005, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $4,060,000,000, based on the closing sale price as reported on the New York Stock Exchange.

        There were 81,476,998 shares of the registrant's common stock, par value $0.10 per share, issued and outstanding as of January 31, 2006.

        DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's definitive proxy statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SEALED AIR CORPORATION AND SUBSIDIARIES
Table Of Contents

Exhibit 21	Subsidiaries of the Company
Exhibit 23	Consent of Independent Registered Public Accounting Firm (not included in printed version, but available upon request)
Exhibit 31.1	Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated March 15, 2006.
Exhibit 31.2	Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated March 15, 2006.
Exhibit 32	Certification of William V. Hickey, Chief Executive Officer of the Company, and David H. Kelsey, Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350, dated March 15, 2006.

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

Segments

        The Company operates in two reportable business segments: (i) Food Packaging and (ii) Protective Packaging, described more fully below. Information concerning the Company's reportable segments including net sales, operating profit and assets, appears in Note 3 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

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

Flexible Materials and Related Systems

        The Company produces a variety of high-performance proprietary flexible vacuum shrink products, including shrink bags and shrink films as well as non-shrink structures, and associated packaging equipment systems, marketed and sold primarily under the Cryovac® trademark. Customers use these products to package a broad range of perishable foods such as fresh meat and poultry, smoked and processed meat, cheese, produce, seafood, baked goods, and processed and prepared foods such as soups, stews, condiments and sauces for restaurants and institutions.

        The Company's principal food packaging materials offerings are shrink bags, shrink films and non-shrink structures. The bags and films are co-extruded, multi-layered materials that, when exposed to heat, mold themselves to the shape of the product. The non-shrink structures are multi-layered plastic materials used to package perishable foods and shelf-stable products such as syrups and toppings. The Company's flexible materials start with a co-extruded film produced by combining two or more resins into a multi-layered film. Some of these films are subsequently laminated to other films to provide additional properties. The Company generally produces films and bags in barrier and permeable forms, depending on the extent to which customers want oxygen or other gases to pass through the material. For fresh-cut produce, the Company produces films that permit gases to pass through at various rates, matching the varying respiration rates of different vegetables, thereby extending shelf life. For the heat-and-serve category, the Company offers its Simple Steps™ package, which is an easy-open microwavable package designed with Cryovac® vacuum skin packaging technology and a unique self-venting feature. The Company's Darfresh® product offerings provide vacuum skin packaging for a variety of foods. The Company also offers films, tubing and connectors for use in manufacturing bags and pouches for a wide variety of medical applications. These medical products are manufactured using technology comparable to that used to manufacture the Company's food packaging products and are similar in form to those products.

        The Company's principal food packaging equipment offerings are rotary chamber vacuum systems, vertical form-fill-seal pouch packaging systems, dispensing equipment, manual and automated loading units, shrink tunnels, bagging systems and auxiliary equipment. Equipment offerings may be installed to package foods in shrink, vacuum or vacuum skin packages, which can utilize the Company's films and bags. The vertical pouch-packaging units may be used to package hot-fill or cold-fill pumpable foods using the Company's non-shrink structures. The Company's case ready packaging customers, principally meat and poultry processors, purchase trays and pads as discussed below, specially designed films, and packaging equipment to package consumer cuts of meat and poultry products at a central location prior to shipment to the supermarket. Case ready packages are ready for the meat case upon arrival at the retail store.

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

Protective Packaging Products

        The Company's principal protective packaging products provide cushioning, surface protection and void fill. The Company sells its protective packaging products and systems to distributors and manufacturers in a wide variety of industries. The products in this segment enable end users to provide a high degree of protection in packaging their items.

Cushioning and Surface Protection Products

        The Company manufactures and markets Bubble Wrap® and AirCap® air cellular packaging materials, which consist of air encapsulated between two layers of plastic film, each containing a barrier layer to retard air loss. This material forms a pneumatic cushion to protect products from damage through shock or vibration during shipment. Also, the Company sells performance shrink films under the Cryovac®, Opti® and CorTuff® trademarks for product display and merchandising applications. Customers use these films to "shrink-wrap" a wide assortment of industrial and consumer products. The Company offers Shanklin® and Opti® shrink packaging systems for these applications. The Company's Instapak® polyurethane foam packaging systems (which consist of proprietary blends of polyurethane chemicals, high performance polyolefin films and specially designed dispensing equipment) provide protective packaging for a wide variety of products. These products include the Instapak® Continuous Foam Tube packaging system. The Company generally sells CelluPlank® plank foams and Stratocell® laminated polyethylene foams to fabricators and converters for packaging and non-packaging applications. The Company also manufactures thin polyethylene foams in roll and sheet form under the trademarks Cell-Aire® and Cellu-Cushion®. Korrvu® packaging is the Company's suspension and retention packaging offering. In addition, the Company makes insulation products with foil-laminated air cellular materials.

        The Company manufactures and markets Jiffy® protective mailers and other durable mailers and bags in several standard sizes. The Company's principal protective mailers are lightweight, tear-resistant mailers marketed under various trademarks, including Jiffylite®, Mail Lite® and TuffGard®, lined with air cellular cushioning material, as well as the widely used Jiffy® padded mailers made from recycled kraft paper padded with macerated recycled newspaper. The Company's durable mailers and bags, composed of multi-layered polyolefin film, are lightweight, water-resistant and puncture-resistant and are available in tamper-evident varieties. The Company markets these mailers and bags under the ShurTuff®, Trigon®, Lab Pak®, and Keepsafe® trademarks and other brands. The Company also manufactures and sells paper packaging products under the trademarks Kushion Kraft®, Custom Wrap™, Jiffy Packaging™ and Void Kraft™.

        The Company also offers inflatable packaging systems. Its Fill-Air® inflatable packaging system converts rolls of polyethylene film into continuous perforated chains of air-filled cushions. The

Company's Fill-Air® RF system consists of a compact, portable inflator and self-sealing inflatable plastic bags. In addition, its NewAir I.B.™ 200 packaging system provides on-site, on-demand Barrier Bubble® cushioning material. The Company also recently introduced its PriorityPak™ system, a high-speed product containment and protective packaging solution with advanced sensor technology, used in mail-order and Internet fulfillment applications. Also, the Company produces and markets converting systems that convert some of the Company's packaging materials, such as air cellular cushioning materials, thin polyethylene foam and paper packaging materials, into sheets of a pre-selected size and quantity or, for the Company's recycled kraft paper, into paper dunnage material.

Other Products

        The Company manufactures and sells a number of other products, such as specialty adhesive tapes, solar collectors and covers for swimming pools, and products related to the elimination and neutralization of static electricity. The Company also manufactures loose-fill polystyrene packaging.

Foreign Operations

        The Company operates in the United States and in 50 other countries, and its products are distributed in those countries as well as in other parts of the world. In maintaining its foreign operations, the Company faces risks inherent in these operations, such as those of currency fluctuations. Information on currency exchange risk appears in Part II, Item 7A of this Annual Report on Form 10-K, which information is incorporated herein by reference. Financial information about geographic areas setting forth net sales and total long-lived assets for each of the years in the three-year period ended December 31, 2005 appears in Note 3 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference. The Company maintains programs to comply with the various laws, rules and regulations that it may be subject to in the many countries in which it operates. See "Environmental Matters," below.

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

        The Company has no material long-term contracts for the distribution of its products. In 2005, no customer or affiliated group of customers accounted for 10% or more of the Company's consolidated net sales.

        Although net sales of both food packaging products and protective packaging products tend to be slightly higher in the fourth quarter, the Company does not consider seasonality to be material to its consolidated business or to either reportable business segment.

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

        There are other manufacturers of food packaging products, some of which are companies offering similar products that operate on a global basis and others that operate in a region or single country. Competing manufacturers produce a wide variety of food packaging based on plastic, paper, metals and other materials. In rigid packaging, the Company is generally one of many suppliers in the geographic areas in which it operates. The Company believes that it is one of the leading suppliers of (i) flexible food packaging materials and related systems in the principal geographic areas in which it offers those products, (ii) solid plastic trays for case ready meat products in the United States, and (iii) absorbent pads for food products to supermarkets and to meat and poultry processors in the United States.

        The Company's protective packaging products compete with similar products made by other manufacturers and with a number of other packaging materials that customers use to provide protection against damage to their products during shipment and storage. Among the competitive materials are various forms of paper packaging products, expanded plastics, corrugated die cuts, loose fill packaging materials, strapping, envelopes, reinforced bags, boxes and other containers, and various corrugated materials. The Company's Instapak® packaging and its plank and laminated foam products also compete with various types of molded foam plastics, fabricated foam plastics, mechanical shock mounts, and wood blocking and bracing systems. The Company believes that it is one of the leading suppliers of air cellular cushioning materials containing a barrier layer, inflatable packaging, shrink films for industrial and commercial applications, protective mailers, polyethylene foam and polyurethane foam packaging systems in the principal geographic areas in which it sells these products.

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

        The raw materials for the Company's products generally have been readily available on the open market and in most cases are available from several suppliers. During 2005, Hurricanes Katrina and Rita temporarily adversely affected the production and delivery capabilities of refineries and natural gas and petrochemical suppliers with operations along the Gulf Coast of the United States. This led to a general curtailment of petrochemical-based raw materials supplies from that area; however, due to the efforts of the Company's supply chain team, the Company was able to operate without interruption. Some materials used in the Company's protective packaging products are sourced from materials recycled in the Company's manufacturing operations or obtained through participation in recycling programs.

Product Development

        The Company maintains a continuing effort to develop new products and to improve its existing products and processes, including developing new packaging and non-packaging applications for its products. From time to time, the Company also acquires and commercializes new packaging designs or techniques developed by others. The Company has joint research and development projects combining the technical capabilities of its food packaging operations and its protective packaging operations. The Company spent $75.8 million for Company-sponsored research and development in 2005, compared with $73.2 million during 2004, and $69.0 million during 2003.

Patents and Trademarks

        The Company is the owner or licensee of a number of United States and foreign patents, patent applications, trademarks and trademark registrations that relate to many of its products, manufacturing processes and equipment. The Company believes that its patents and trademarks collectively provide a competitive advantage. Neither of the Company's reportable segments is dependent upon any single patent or trademark alone. Rather, the Company believes that its success depends primarily on its marketing, engineering and manufacturing skills and on its ongoing research and development efforts. The Company believes that the expiration or unenforceability of any of its patents, applications, licenses or trademark registrations would not be material to the Company's business or financial position.

Environmental Matters

        As a manufacturer, the Company is subject to various laws, rules and regulations in the countries, jurisdictions and localities in which it operates covering the release of materials into the environment, regarding standards for the treatment, storage and disposal of solid and hazardous wastes or otherwise relating to the protection of the environment. The Company reviews environmental laws and regulations pertaining to its operations and believes that compliance with current environmental laws and regulations has not had a material effect on the Company's capital expenditures or financial position.

        In some jurisdictions in which the Company's packaging products are sold or used, laws and regulations have been adopted or proposed that seek to regulate, among other things, recycled or reprocessed content and sale or disposal of packaging materials. In addition, customer demand continues to evolve for packaging materials that are viewed as being "environmentally sound" or that minimize the generation of solid waste. The Company maintains programs designed to comply with these laws and regulations, to monitor their evolution, and to meet this customer demand. These issues can be a competitive advantage for the Company given the inherent source reduction benefits of many of its processes and products. One advantage inherent in many of the Company's products is that thin, lightweight packaging solutions reduce customer waste and transportation costs in comparison to available alternatives. The Company continues to evaluate and implement new technologies in this area as they become available.

        The Company also supports its customers' interests in eliminating waste by offering or participating in collection programs for some of the Company's products or product packaging and for materials used in some of the Company's products. When possible, materials collected through these programs are reprocessed and either reused in the Company's protective packaging operations or offered to other manufacturers for use in other products. In addition, recent gains made in internal recycling programs have allowed the Company to improve its net raw material yield, thus mitigating the impact of rising resin costs, while lowering solid waste disposal costs.

Employees

        As of December 31, 2005, the Company had approximately 17,000 employees worldwide. Approximately 7,500 of those employees were in the U.S., with approximately 500 of those covered by collective bargaining agreements. Of the approximately 9,500 Company employees who were outside the U.S., approximately 6,900 were covered by collective bargaining agreements. Outside of the U.S., many of the covered employees are represented by works councils or industrial boards, as is customary in the jurisdictions in which they are employed. The Company believes that its employee relations are satisfactory.

Available Information

        The Company's Internet address is www.sealedair.com. The Company makes available, free of charge, on or through its web site at www.sealedair.com, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, known as the Exchange Act, as soon as reasonably practicable after the Company electronically files these materials with, or furnishes them to, the Securities and Exchange Commission.

Item 1A.    Risk Factors

Introduction

        Investors should carefully consider the risks described below before making an investment decision. These are the most significant factors that make investing in the Company risky; however, they are not the only factors that should be considered in making an investment decision.

        This Annual Report on Form 10-K also contains and may incorporate by reference from the Company's Proxy Statement for its 2006 Annual Meeting of Stockholders, or from exhibits, forward-looking statements that involve risks and uncertainties. See the "Cautionary Statement Regarding Forward-Looking Statements" below. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risks faced by the Company described below and elsewhere in this Annual Report on Form 10-K or in documents incorporated by reference in this report.

        The Company's business, financial condition or results of operations could be materially adversely affected by any of these risks. The trading price of the Company's securities could decline due to any of these risks, and investors in the Company's securities may lose all or part of their investment.

Asbestos Litigation and Related Litigation

        If the settlement of the asbestos claims that the Company has agreed to is not implemented, the Company will not be released from the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against it arising from a 1998 transaction with W. R. Grace & Co. Further, the Company has been served with a complaint in a lawsuit seeking class action status concerning the Company's public disclosures regarding these asbestos-related claims. The Company is also a defendant in a number of asbestos-related actions in Canada arising from Grace's activities in Canada prior to 1998.

        On November 27, 2002, the Company reached an agreement in principle with the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants appointed to represent asbestos claimants in the W. R. Grace & Co. bankruptcy case to resolve all current and future asbestos-related claims made against the Company and its affiliates. The settlement will also resolve the fraudulent transfer claims and successor liability claims, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies in connection with the Cryovac transaction. The Cryovac transaction was a multi-step transaction, completed on March 31, 1998, which brought the Cryovac packaging business and the former Sealed Air Corporation's business under the common ownership of the Company. The parties to the agreement in principle signed a definitive settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. On June 27, 2005, the U.S. Bankruptcy Court for the District of Delaware, where the Grace bankruptcy case is pending, signed an order approving the definitive settlement agreement. Although Grace is not a party to the settlement agreement, under the terms of the order, Grace is directed to comply with the settlement agreement subject to limited exceptions. If the settlement agreement does not become effective, either because Grace fails to emerge from bankruptcy or because Grace does not emerge from bankruptcy with a plan of reorganization that is consistent with the terms of the settlement agreement, then the Company will not be released from the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against the Company and its affiliates noted above, and all of these claims would remain pending and would have to be resolved through other means, such as through agreement on alternative settlement terms or trials. In that case, the Company could face liabilities that are significantly different from its obligations under the settlement agreement. The Company cannot estimate at this time what those differences or their magnitude may be. In the event these liabilities are materially larger than the current existing obligations, they could have a material adverse effect on the Company's financial condition and results of operations. Although Grace filed a proposed plan of reorganization with the bankruptcy Court in January 2005, the Company cannot predict when a final plan of reorganization will become effective or whether the final plan will be consistent with the terms of the settlement agreement.

        The Company is a defendant in the case of Senn v. Hickey, et al. (Case No. 03-CV-4372) in the U.S. District Court for the District of New Jersey (Newark). This lawsuit seeks class action status on behalf of all persons who purchased or otherwise acquired securities of the Company during the period from March 27, 2000 through July 30, 2002. The lawsuit names the Company and five current and former officers and directors of the Company as defendants. One of these individuals and the Company remain as defendants after a partial grant of the defendants' motion to dismiss the action. The plaintiff's principal allegations against the defendants are that during the above period the defendants materially misled the investing public, artificially inflated the price of the Company's common stock by publicly issuing false and misleading statements and violated U.S. Generally Accepted Accounting Principles, or GAAP, by failing to properly account and accrue for the Company's contingent liability for asbestos claims arising from past operations of Grace. The plaintiffs seek compensatory damages and other relief. If the Court determines that the Company is liable in this case, the Company could be required to pay substantial damages, which the Company cannot estimate at this time and which could have a material adverse effect on the Company's financial condition and results of operations.

        Since November 2004, the Company and specified subsidiaries have been named as defendants in a number of cases, including a number of putative class actions, brought in Canada as a result of Grace's alleged marketing, manufacturing or distributing of asbestos or asbestos-containing products in Canada. Grace has agreed to defend and indemnify the Company and its subsidiaries in these cases. The Canadian cases are currently stayed, and Grace's proposed plan of reorganization provides for payment of these claims and enforcement of the plan of reorganization in the Canadian courts. However, if Grace's final plan does not make the same provisions or if the Canadian courts refuse to enforce Grace's final plan in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify the Company and its subsidiaries in these cases, then the Company could be required to pay substantial damages, which the Company cannot estimate at this time and which could have a material adverse effect on the Company's financial condition and results of operations.

        For further information concerning these matters, see Note 16, "Commitments and Contingencies," of the Notes to the Consolidated Financial Statements, which is contained in Item 8 of Part II of this Annual Report on Form 10-K, under "Asbestos Settlement and Related Costs," "Cryovac Transaction," and "Contingencies Related to the Cryovac Transaction."

Raw Materials and Energy

        Raw material pricing, availability and allocation by suppliers as well as other energy-related costs may negatively impact the Company's results of operations, including its profit margins.

        During 2005, petrochemical-based raw material and other energy-related costs escalated as a result of strong market demand, exacerbated by the hurricanes in the Gulf Coast of the United States. This negatively impacted the Company's profit margins. Natural disasters such as hurricanes, as well as political instability and terrorist activities, may negatively impact the production or delivery capabilities of refineries and natural gas and petrochemical suppliers in the future. That could lead to increased prices for the Company's raw materials, curtailment of supplies and allocation of raw materials by the Company's suppliers, which could reduce revenues and profit margins and harm relations with its customers, and which could have a material adverse effect on the Company's financial condition and results of operations.

Animal and Food-Related Health Issues

        The effects of animal and food-related health issues such as bovine spongiform encephalopathy, also known as "mad cow" disease, foot-and-mouth disease and avian influenza or "bird-flu," as well as other health issues affecting the food industry, may lead to decreased revenues for the Company.

        The Company manufactures and sells food packaging products, among other products. Various health issues affecting the food industry have in the past and may in the future have a negative effect on the sales of food packaging products. Outbreaks of animal diseases such as mad cow or foot-and-mouth disease, for example, may lead governments to restrict exports and imports of potentially affected animals and food products, leading to decreased demand for the Company's products and possibly also to the culling or slaughter of significant numbers of the animal population otherwise intended for food supply. Also, consumers may change their eating habits as a result of perceived problems with certain types of food. These restrictions and changes may lead to reduced sales of food packaging products by the Company, which could have a material adverse effect on the Company's financial condition and results of operations.

Global Operations

        The global nature of the Company's operations in the United States and in fifty foreign countries exposes it to numerous risks that could materially adversely affect its financial condition and results of operations.

        The Company operates in the United States and in 50 other countries, and its products are distributed in those countries as well as in other parts of the world. The Company continues to expand its global presence as net sales outside the United States in 2005 made up approximately 52% of the Company's total net sales. Additionally the Company has 75 manufacturing facilities and approximately 9,500 employees located outside the United States.

        As a result of its global operations, the Company is exposed to economic, political, business and market conditions in the geographic areas in which it conducts business. Changes in domestic or foreign laws, rules or regulations, or governmental or agency actions, can negatively affect the Company's ability to carry on its business. Governments may impose restrictive or protective import/export requirements as well as other trade measures that may have a negative impact on the Company. Some of the countries in which the Company's subsidiaries operate have significantly different laws on the enforcement of intellectual property and contract rights. As a global entity, the Company may also have greater exposure to the acts and effects of war or terrorism.

        The Company is exposed to market risk from fluctuations in foreign currency exchange rates. The Company may use financial instruments from time to time to manage exposure to foreign exchange rate fluctuations, which use exposes the Company to counterparty credit risk for nonperformance. Additionally, some of the Company's subsidiaries may operate in countries that have highly inflationary economies.

Global Manufacturing Strategy

        The Company will begin the first phase of a new global manufacturing strategy. While too soon to reasonably estimate, the costs of the global manufacturing strategy could exceed the benefits if market forces or other outside influences negatively impact the execution and fulfillment of the strategy.

        The Company has announced that it will begin the first phase of a new global manufacturing strategy. This strategy would include an expansion of the Company's global production capabilities in developing markets around the world, as well as a realignment of its existing production into manufacturing centers of excellence. The goal of this multi-year program is to further improve the Company's operating efficiencies, lower its overall cost structure and implement new technologies more effectively. There are risks inherent in the undertaking of such a program, including the stability and sustainability of developing markets, shifts in customer preferences, competitive forces and technologies, cost overruns and unanticipated consequences, any of which could have a material adverse effect on the Company's financial condition and results of operations.

Reliance on Subsidiaries

        The Company's subsidiaries hold substantially all of its assets and liabilities and conduct substantially all of its operations, and as a result the Company relies on distributions or advances from its subsidiaries.

        The Company conducts substantially all of its business through two direct wholly-owned subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US). These two subsidiaries directly and indirectly own substantially all of the assets of the Company's business and conduct operations themselves and through other subsidiaries around the globe. Therefore, the Company depends on distributions or advances from its subsidiaries to meet its debt service and other obligations and to pay dividends with respect to shares of its common stock. Contractual provisions, laws or regulations to which the Company or any of its subsidiaries may become subject, as well its subsidiaries' financial condition and operating requirements, may reduce funds available for service of its indebtedness, dividends, and general corporate purposes.

Volatility of Stock Price, Volume Sales and Large Holdings

        The price of the Company's common stock historically has experienced significant price and volume fluctuations, which may make it difficult for investors to resell the common stock, and the sale of substantial amounts of the Company's common stock could adversely affect the price of the common stock. One shareholder has been identified as having sole voting and dispositive power with respect to 29,196,437 shares, or approximately 35.87%, of the Company's common stock, and another shareholder has been identified as having sole dispositive power with respect to 8,902,500 shares, or approximately 10.9%, of the Company's common stock.

        The market price of the Company's common stock historically has experienced and may continue to experience significant price and volume fluctuations similar to those experienced by the broader stock market in recent years. In addition, the Company's announcements of its quarterly operating results, future developments relating to the W. R. Grace bankruptcy, additional asbestos or other litigation against the Company, the effects of animal and food-related health issues, spikes in raw material and energy-related costs, changes in general conditions in the economy or the financial markets and other developments affecting the Company, its affiliates or its competitors could cause the market price of the common stock to fluctuate substantially.

        In addition, the sale of substantial amounts of the Company's common stock could adversely affect its price. According to a Schedule 13G/A filed with the Securities and Exchange Commission, or SEC, dated as of December 31, 2005, Davis Selected Advisers, L.P. reported sole voting and investment power with respect to 29,196,437 shares, or approximately 35.87%, of the outstanding shares of the Company's common stock, and according to a Schedule 13G/A filed with the SEC, dated as of February 6, 2006, Capital Research and Management Company reported sole dispositive power with respect to 8,902,500 shares, or approximately 10.9%, of the Company's outstanding common stock. In addition, as of December 31, 2005, 2,403,903 shares of common stock were reserved for issuance under the Company's contingent stock plan and directors' stock plan, and options to purchase 89,761 shares of the common stock were outstanding, all of which options were exercisable. Issuance of such reserved shares would cause dilution of stock holdings. Moreover, as of December 31, 2005, nine million shares of the Company's common stock were reserved for issuance pursuant to the settlement of the asbestos litigation upon the effectiveness of a plan of reorganization in the bankruptcy of W. R. Grace. The sale or the availability for sale of a large number of shares of the Company's common stock in the public market could adversely affect the price of the common stock.

        While the Schedules 13G/A filed by Davis Selected Advisers and Capital Research and Management indicate that the referenced shares of the Company's common stock were not acquired for the purpose of changing or influencing the control of the Company, if either stockholder were to change its purpose of holding the Company's common stock from investment to attempting to influence the management of the Company, these concentrations of the Company's common stock could potentially negatively impact the Company and the price of its common stock.

Cautionary Statement Regarding Forward-Looking Statements

        Some of the Company's statements in this report, in documents incorporated by reference into this report and in the Company's future oral and written statements, may be forward-looking. These statements reflect the Company's beliefs and expectations as to future events and trends affecting the Company's business, its financial condition and its results of operations. These forward-looking statements are based upon the Company's current expectations concerning future events and discuss, among other things, anticipated future performance and future business plans. Forward-looking statements are identified by such words and phrases as "anticipates," "believes," "could be," "estimates," "expects," "intends," "plans to," "will" and similar expressions. Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside the control of the Company, which could cause actual results to differ materially from these statements.

        In addition to the most significant risk factors described above, the following are important factors that the Company believes could cause actual results to differ materially from those in the Company's forward-looking statements:

  •
  legal and environmental proceedings, claims and matters involving the Company;

  •
  factors affecting the customers, industries and markets that use the Company's packaging materials and systems;

  •
  competitive factors;

  •
  changes in the Company's relationships with customers and suppliers;

  •
  changes in tax rates, laws and regulations;

  •
  changes in interest rates, credit availability and ratings;

  •
  the Company's ability to hire, develop and retain talented employees worldwide;

  •
  the Company's development and commercialization of successful new products;

  •
  the Company's accomplishments in entering new markets and acquiring and integrating new businesses;

  •
  the Company's access to financing and other sources of capital;

  •
  the costs and success of the Company's key information systems projects;

  •
  disruptions to data or voice networks;

  •
  the magnitude and timing of the Company's capital expenditures and the ultimate value generated from those expenditures;

  •
  the costs and results of any exit and disposal activities and restructuring programs that the Company may undertake;

  •
  the Company's working capital management proficiency;

  •
  the effect on the Company of new pronouncements by regulatory and accounting authorities;

  •
  natural disasters, health crises, epidemics and pandemics; and

  •
  the effects of proposed federal asbestos legislation, if enacted.

        Except as required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The Company produces products in 119 manufacturing facilities, with 25 of those facilities serving both its food packaging and protective packaging business segments. The Company produced food packaging products in 53 manufacturing facilities, of which 15 were in North America, 14 in the European region, 9 in Latin America, 13 in the Asia Pacific region, and 2 in Africa. The Company produces protective packaging products in 91 manufacturing facilities, of which 39 were in North America, 24 in the European region, 11 in Latin America, 15 in the Asia Pacific region, and 2 in Africa. The Company occupies other facilities containing sales, distribution, technical, warehouse or administrative functions at a number of locations in the United States and in various foreign countries.

        In the United States, the Company manufactures food packaging products at facilities in Arkansas, Indiana, Iowa, Mississippi, Missouri, New York, North Carolina, Pennsylvania, South Carolina and Texas. It manufactures protective packaging products at facilities in California, Connecticut, Florida, Illinois, Indiana, Massachusetts, Mississippi, Missouri, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Texas and Washington. Because of the relatively low density of the Company's air cellular, polyethylene foam and protective mailer products, the Company realizes significant freight savings by locating manufacturing facilities for these products near its customers and distributors.

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

Item 3.    Legal Proceedings

        The information set forth in Part II, Item 8 of this Annual Report on Form 10-K in Note 16 under the captions "Cryovac Transaction," "Contingencies Related to the Cryovac Transaction" and "Compliance Matters" is incorporated herein by reference.

        At December 31, 2005, the Company was a party to, or otherwise involved in, several federal, state and foreign environmental proceedings and private environmental claims for the cleanup of "Superfund" sites under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and other sites. The Company may have potential liability for investigation and cleanup of some of these sites. It is the Company's policy to accrue for environmental cleanup costs if it is probable that a liability has been incurred and if the Company can reasonably estimate an amount or range of costs associated with various alternative remediation strategies, without giving effect to any possible future insurance proceeds. As assessments and cleanups proceed, the Company reviews these liabilities periodically and adjusts its reserves as additional information becomes available. At December 31, 2005, environmental related reserves were not material to the Company's financial condition or results of operations. While it is often difficult to estimate potential liabilities and the future impact of environmental matters, based upon the information currently available to the Company and its experience in dealing with these matters, the Company believes that its potential future liability with respect to these sites is not material to the Company's financial condition and results of operations.

        The Company is also involved in various other legal actions incidental to its business. The Company believes, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on the Company's financial condition and results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2005.

Executive Officers of the Registrant

        The information appearing in the table below sets forth the current position or positions held by each executive officer of the Company, the officer's age as of February 28, 2006, the year in which the officer was first elected to the position currently held with the Company or with the former Sealed Air Corporation, now known as Sealed Air Corporation (US) and a wholly-owned subsidiary of the Company, and the year in which such person was first elected an officer thereof (as indicated in the footnote to the table).

        All of the Company's officers serve at the pleasure of the Board of Directors. The Company and its subsidiaries have employed all officers for more than five years except for Mr. Kelsey, who first was elected an officer of the Company effective January 1, 2002, and Mr. Crosier, who was first elected an officer effective October 1, 2004. Previously, Mr. Kelsey was, since 1998, Vice President and Chief Financial Officer of Oglebay Norton Company, a public company that mines, processes, transports and markets aggregates and industrial minerals. Mr. Crosier was previously Partner—Supply Chain, Logistics, Operations Practice of C.F.A. & Associates, a privately-held advisor to small/medium sized businesses on domestic and international growth opportunities, from January 2002 through July 2004, and prior to that was Executive Vice President, Supply Chain Management and Logistics, for Staples Inc., a public company and retailer of office supplies, furniture, technology and services, from June 1998 until December 2001.

        There are no family relationships among any of the Company's officers or directors.

Name and Current Position	Age as of February 28, 2006	First Elected to Current Position*	First Elected An Officer*
William V. Hickey President, Chief Executive Officer and Director	61	2000	1980
David B. Crosier Senior Vice President	56	2005	2004
David H. Kelsey Senior Vice President and Chief Financial Officer	54	2003	2002
Robert A. Pesci Senior Vice President	60	1997	1990
J. Stuart K. Prosser Senior Vice President	60	2003	1999
Jonathan B. Baker Vice President	53	1994	1994
Mary A. Coventry Vice President	52	1994	1994
James P. Mix Vice President	54	1994	1994
Manuel Mondragón Vice President	56	1999	1999
Carol Lee O'Neill Vice President	42	2002	2002
Ruth Roper Vice President	51	2004	2004
Hugh L. Sargant Vice President	57	1999	1999
James Donald Tate Vice President	54	2001	2001
H. Katherine White Vice President, General Counsel and Secretary	60	2003	1996
Christopher C. Woodbridge Vice President	54	2005	2005
Tod S. Christie Treasurer	47	1999	1999
Jeffrey S. Warren Controller	52	1996	1996

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

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's Common Stock is listed on the New York Stock Exchange under the trading symbol SEE. The table below sets forth the quarterly high and low closing sales prices of the Common Stock for 2004 and 2005 as reported in the New York Stock Exchange composite listing. The Company did not pay dividends on the Common Stock in either year.

2004	High	Low
First Quarter	$54.55	$47.08
Second Quarter	$53.39	$47.65
Third Quarter	$52.50	$44.28
Fourth Quarter	$53.50	$45.10
2005	High	Low
First Quarter	$53.70	$47.15
Second Quarter	$54.50	$47.75
Third Quarter	$53.96	$46.05
Fourth Quarter	$56.43	$46.02

Holders

        As of January 31, 2006, there were approximately 8,367 holders of record of the Company's Common Stock.

Dividends

        Although the Company did not pay dividends on the Common Stock in 2004 or 2005, on January 30, 2006, the Company announced that it is initiating payment of a quarterly cash dividend. The Company's Board of Directors declared a quarterly dividend of $0.15 per common share payable on March 17, 2006 to stockholders of record at the close of business on March 3, 2006. There are no restrictions that currently materially limit the Company's ability to pay dividends or that the Company reasonably believes are likely to limit materially the future payment of dividends on the Common Stock. The Company currently expects that comparable cash dividends will continue to be paid in future quarters. From time to time, the Company will consider other means of returning value to its stockholders based on its financial condition and results of operations. There is no guarantee that the Company's Board of Directors will declare any further dividends.

Issuer Purchases of Equity Securities

        The table below sets forth the total number of shares of the Company's common stock, par value $0.10 per share, that the Company repurchased in each month of the quarter ended December 31,

2005. The maximum number of shares that may yet be purchased under the Company's plans or programs is set forth below.

Period	Total Number of Shares Purchased(1) (a)	Average Price Paid per Share(2) (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3) (d)
Balance as of September 30, 2005				3,521,476
October 1, 2005 through October 31, 2005	871,700	$46.93	871,700	2,649,776
November 1, 2005 through November 30, 2005	5,831	(2)	0	2,649,776
December 1, 2005 through December 31, 2005	23,327	(2)	0	2,649,776

Total	900,858	$46.93	871,700	2,649,776

(1)
The Company purchased all shares during the quarter ended December 31, 2005 pursuant to its publicly announced program (described below and under the caption "Repurchases of Capital Stock" in "Management's Discussion and Analysis of Financial Position and Results of Operations") except for shares repurchased or withheld pursuant to the Company's 1998 Contingent Stock Plan. Pursuant to the repurchase option provision of its 1998 Contingent Stock Plan, during the month of December 2005, the Company repurchased 300 shares of the Company's common stock. Pursuant to the provision of its 1998 Contingent Stock Plan that permits tax withholding obligations or other legally required charges to be satisfied by having the Company withhold shares from awards under the plan, the Company withheld 5,831 and 23,027 shares of the Company's common stock in November and December 2005, respectively.

(2)
The price calculations in this column do not include the above-mentioned shares of the Company's common stock repurchased or withheld by the Company pursuant to the repurchase option and share withholding provisions of its 1998 Contingent Stock Plan. In accordance with the repurchase option, the Company repurchased shares at the issue price of the shares, which was $1.00 per share. In accordance with the share withholding provision, the Company withheld shares at a price equal to their fair market value. The average fair market values of the shares withheld were $50.25 and $53.79 per share in November and December 2005, respectively. Also, the price calculations in this column do not include commissions.

(3)
On June 29, 1998, the Company announced that its Board of Directors had authorized the purchase of up to five percent of the Company's then issued and outstanding capital stock on an as-converted basis. On April 14, 2000, the Company announced that its Board of Directors had authorized the purchase of up to an additional five percent of the Company's issued and outstanding capital stock as of March 31, 2000 on an as-converted basis. On November 3, 2000, the Company announced that its Board of Directors had authorized the purchase of up to an additional five percent of the Company's issued and outstanding capital stock as of October 31, 2000 on an as-converted basis. At the time of these authorizations, the Company's capital stock comprised its common stock and its Series A convertible preferred stock. Prior to its redemption in July 2003, each share of the Company's Series A convertible preferred stock was convertible into 0.885 shares of the Company's common stock. These authorizations constitute a single program, which has no set expiration date. As of the close of business on December 31, 2005, approximately 16,977,000 shares of the Company's common stock were authorized to be repurchased under this program, and approximately 14,327,000 shares had been repurchased including preferred shares on an as-converted basis, leaving approximately 2,650,000 shares of common stock authorized for repurchase under the program.

Item 6.    Selected Financial Data

	2005	2004	2003	2002(1)	2001
	(In millions of dollars, except per share data)
Consolidated Statement of Operations Data:
Net sales	$4,085.1	$3,798.1	$3,531.9	$3,204.3	$3,067.5
Gross profit	1,158.0	1,162.1	1,112.8	1,057.6	990.3
Operating profit(2)(3)	510.4	503.0	540.9	517.0	387.8
Earnings (loss) before income taxes	376.6	322.9	376.9	(391.9)	297.5
Net earnings (loss)	255.8	215.6	240.4	(309.1)	156.7
Series A convertible preferred stock dividends(4)	—	—	28.6	53.8	55.0
Earnings (loss) per common share
Basic	$3.09	$2.56	$2.21	$(4.20)	$1.30
Diluted	$2.69	$2.25	$1.97	$(4.30)	$1.22
Consolidated Balance Sheet Data:
Working capital net asset (net liability)(5)	$161.9	$307.4	$280.4	$(34.5)	$149.4
Total assets(5)	4,864.2	4,855.0	4,704.1	4,260.8	3,907.9
Long-term debt, less current portion(4)(5)(6)	1,813.0	2,088.0	2,259.8	868.0	788.1
Series A convertible preferred stock(4)	—	—	—	1,327.0	1,366.2
Total shareholders' equity	1,392.1	1,333.5	1,123.6	813.0	850.2
Other Data:
EBIT(8)	$526.3	$476.6	$512.9	$(326.0)	$374.3
Depreciation and amortization(2)	174.6	179.5	173.2	165.0	220.6
EBITDA(7)	700.9	656.1	686.1	(161.0)	594.9
Capital expenditures	96.9	102.7	124.3	91.6	146.3

(1)
In November 2002, the Company reached an agreement in principle with the appropriate parties to resolve all current and future asbestos-related claims made against it and its affiliates in connection with the Cryovac transaction. In connection with this settlement, the Company recorded a pre-tax charge of $850.1 million in the consolidated statement of operations in 2002, which resulted in the Company's net loss for the year ended December 31, 2002. The parties signed a definitive settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. See Note 16 to the Consolidated Financial Statements.

(2)
Beginning January 1, 2002, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, the Company stopped recording amortization expense related to goodwill. Goodwill amortization expense was $57.0 million in 2001. See Note 8 to the Consolidated Financial Statements.

(3)
In the fourth quarter of 2004, the Company incurred restructuring and other charges of $33 million relating to global profit improvement initiatives implemented to improve the Company's operating efficiencies and cost structure. In 2001, the Company recorded restructuring charges of $32.8 million. See Note 13 to the Consolidated Financial Statements.

(4)
In July 2003, the Company issued $1,281.3 million of senior notes. On July 18, 2003, the Company used the net proceeds from these offerings and additional cash on hand, approximately

  $1,298.1 million in the aggregate, to redeem its Series A convertible preferred stock at the redemption price of $51.00 per share. See Note 17 to the Consolidated Financial Statements.

(5)
In December 2001, the Company and a group of its U.S. subsidiaries entered into a U.S. accounts receivable securitization program and sold $95.6 million of interests in U.S. accounts receivable to the financial institutions participating in this program. This amount was removed from the consolidated balance sheet and the proceeds were used to pay down outstanding borrowings. At December 31, 2005, 2004, 2003 and 2002, these financial institutions held no interests in accounts receivable under this program. See Note 5 to the Consolidated Financial Statements.

(6)
The Company's 5.625% euro notes with a face value of €200 million, equivalent to U.S. $238.1 million, net of discount, are classified as a current liability on the Company's consolidated balance sheet at December 31, 2005 since the notes mature in July 2006. The Company intends to use available cash to retire this debt when it matures.

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

	2005	2004	2003	2002	2001
Net earnings (loss)	$255.8	$215.6	$240.4	$(309.1)	$156.7
Add:
Interest expense	149.7	153.7	136.0	65.9	76.8
Income tax expense (benefit)	120.8	107.3	136.5	(82.8)	140.8

EBIT	$526.3	$476.6	$512.9	$(326.0)	$374.3
Add: depreciation and amortization	174.6	179.5	173.2	165.0	220.6

EBITDA	$700.9	$656.1	$686.1	$(161.0)	$594.9

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

        The Company's global sales and marketing staff numbered approximately 2,600 employees in the countries in which it operates, who sell and market the Company's products through a large number of distributors, fabricators and converters, as well as directly to end users such as food processors, food service businesses, and manufacturers. The Company has no material long-term contracts for the distribution of its products. In 2005, no customer or affiliated group of customers accounted for 10% or more of the Company's consolidated net sales. Although net sales of both food packaging products and protective packaging products have tended to be slightly higher in the fourth quarter, the Company does not consider seasonality to be material to its consolidated business or to either reportable business segment.

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

        As is discussed below, the Company's businesses are managed to generate substantial cash flow. The Company believes that its strong cash flow will permit it to continue to spend significantly on innovative research and development and to invest in its business by means of acquisitions and capital expenditures for property and equipment. Moreover, its ability to generate substantial cash flow should provide the Company with the flexibility to modify its capital structure as the need or opportunity arises. The Company also believes that this cash flow, along with accumulated cash and funds available under its credit facilities, will enable the Company to make the settlement payment, including interest, that is expected to be required of the Company upon consummation of a plan of reorganization in the

W. R. Grace & Co. bankruptcy, as discussed below. In addition to investing in its business, the Company uses its cash flow to reduce debt and to return value to its shareholders. On January 30, 2006, the Company announced that it is initiating payment of a quarterly cash dividend. The Board of Directors declared a quarterly dividend of $0.15 per common share payable on March 17, 2006 to shareholders of record at the close of business on March 3, 2006.

        Highlights for the Company's year 2005 compared with 2004 and 2003 were:

	2005	2004	2003	2005 vs. 2004 % Change	2004 vs. 2003 % Change
	(dollars in millions)
U.S.	$1,972.9	$1,851.8	$1,844.8	6.5%	0.4%
% of total net sales	48%	49%	52%
International	2,112.2	1,946.3	1,687.1	8.5%	15.4%
% of total net sales	52%	51%	48%

Total net sales	$4,085.1	$3,798.1	$3,531.9	7.6%	7.5%

Gross profit	$1,158.0	$1,162.1	$1,112.8	—%	4.4%
% of total net sales	28.3%	30.6%	31.5%
Marketing, administrative and development expenses	$645.9	$626.1	$572.4	3.2%	9.4%
% of total net sales	15.8%	16.5%	16.2%
Restructuring and other charges (credits)	$1.7	$33.0	$(0.5)	(94.8)%	NA
Operating profit	$510.4	$503.0	$540.9	1.5%	(7.0)%
% of total net sales	12.5%	13.2%	15.3%

Net Sales

        The principal factors contributing to changes in net sales in the three years ended December 31, 2005 were changes in unit volume, changes in product mix and average selling prices, and foreign currency translation.

        Net sales in 2005 increased 8% to $4,085.1 million compared with $3,798.1 million in 2004. The components of the increase in net sales for 2005 were as follows (dollars in millions):

	Components of Increase in Net Sales (2005 vs. 2004):
	Food Packaging Segment		Protective Packaging Segment		Total Company
Volume—Units	2.8%	$64.8	2.7%	$39.7	2.8%	$104.5
Volume—Acquired Businesses, net of dispositions	(0.2)	(4.6)	0.7	9.6	0.1	5.0
Price/Mix	3.5	82.7	2.6	37.5	3.2	120.2
Foreign Currency Translation	1.8	42.3	1.0	15.0	1.5	57.3

Total	7.9%	$185.2	7.0%	$101.8	7.6%	$287.0

        Net sales for 2004 increased 8% to $3,798.1 million compared with $3,531.9 million in 2003. The components of the increase in net sales for 2004 were as follows (dollars in millions):

	Components of Increase in Net Sales (2004 vs. 2003):
	Food Packaging Segment		Protective Packaging Segment		Total Company
Volume—Units	0.7%	$15.7	5.6%	$73.7	2.5%	$89.4
Volume—Acquired Businesses, net of dispositions	0.1	2.0	0.3	3.7	0.2	5.7
Price/Mix	—	0.8	0.8	10.9	0.3	11.7
Foreign Currency Translation	5.0	109.8	3.8	49.6	4.5	159.4

Total	5.8%	$128.3	10.5%	$137.9	7.5%	$266.2

        Foreign currency translation had a favorable impact on net sales of $57.3 million in 2005. Excluding the positive effect of foreign currency translation, net sales would have increased 6% compared with 2004. The favorable foreign currency translation impact on net sales for the full year of 2005 was primarily due to the strengthening of foreign currencies in the Asia Pacific region, Brazil and Europe against the U.S. dollar. The full year favorable impact of $57.3 million includes an unfavorable fourth quarter impact of $10.9 million, primarily due to the weakness of foreign currencies in Europe against the U.S. dollar.

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

        Net sales of the Company's food packaging segment, which consists primarily of the Company's Cryovac® food packaging products, constituted 62% of net sales in 2005 and 2004 and 63% of net sales in 2003. The Company's protective packaging segment contributed the balance of net sales. This segment aggregates the Company's protective packaging products and shrink packaging products, all of which are used principally for non-food packaging applications.

Food Packaging Segment Sales

        Net sales of food packaging products increased 8% in 2005 to $2,532.1 million compared with $2,346.9 million in 2004 and increased 6% in 2004 compared with $2,218.6 million in 2003. Foreign currency translation had a favorable impact on this segment of $42.3 million in 2005. Excluding the positive foreign currency translation effect, net sales for this segment would have increased 6% in 2005. Excluding the positive foreign currency translation effect of $109.8 million, net sales for this segment would have increased 1% in 2004.

        In 2005, unit volumes increased in all regions of the world, with the Asia Pacific and Latin America regions having the primary impact. The segment also benefited from price/mix due in part to selling price increases. In 2004, unit volumes increased in Latin America and to a lesser extent, in Asia Pacific and Europe, partially offset by a decrease in North America. The decrease in North America was due to import restrictions imposed by several countries on U.S. beef products, which adversely affected the sales of food packaging products to the Company's customers that process U.S. beef for export.

        Among the classes of products in the food packaging segment, net sales of flexible packaging materials and related systems increased 7% to $2,122.8 million in 2005 compared with $1,976.5 million in 2004 and increased 6% in 2004 compared with 2003 net sales of $1,868 million. Foreign currency translation had a favorable impact of $37.3 million in 2005 for flexible packaging materials and related systems. Excluding the positive foreign currency translation effect, net sales for flexible packaging materials and related systems would have increased 6% in 2005. Foreign currency translation had a favorable impact of $90.5 million in 2004 for flexible packaging materials and related systems. Excluding the positive foreign currency translation effect, net sales for flexible packaging materials and related systems would have increased 1% in 2004. The components of the increase in net sales for 2005 and 2004 were as follows (dollars in millions):

	Components of Increase in Net Sales:
	Flexible Packaging Materials and Related Systems
	2005 vs. 2004		2004 vs. 2003
Volume—Units	3.0%	$59.4	1.5%	$27.1
Volume—Acquired Businesses	—	—	—	—
Price/Mix	2.5	49.6	(0.5)	(9.1)
Foreign Currency Translation	1.9	37.3	4.8	90.5

Total	7.4%	$146.3	5.8%	$108.5

        Net sales of rigid packaging and absorbent pads, the other class of products in the food packaging segment, increased 11% to $409.3 million compared with $370.4 million in 2004 and increased 6% in 2004 compared with 2003 net sales of $350.6 million. Foreign currency translation had a favorable impact of $5.1 million in 2005 for rigid packaging and absorbent pads. Excluding the positive effect of foreign currency translation, net sales of rigid packaging and absorbent pads would have increased 9% in 2005. Excluding the $19.3 million positive foreign currency translation effect, net sales of rigid packaging and absorbent pads would have remained flat in 2004 compared with 2003.

        The components of the increase in net sales for 2005 and 2004 were as follows (dollars in millions):

	Components of Increase in Net Sales:
	Rigid Packaging and Absorbent Pads
	2005 vs. 2004		2004 vs. 2003
Volume—Units	1.5%	$5.4	(3.3)%	$(11.4)
Volume—Acquired Businesses, net of dispositions	(1.3)	(4.7)	0.6	2.0
Price/Mix	8.9	33.1	2.8	9.9
Foreign Currency Translation	1.4	5.1	5.5	19.3

Total	10.5%	$38.9	5.6%	$19.8

        The Company sells foam and solid plastic trays and containers that customers use to package a wide variety of food products. The Company manufactures such products in its own facilities in various regions or has them fabricated by other manufacturers. The Company's net sales of such products fabricated by other manufacturers were $110.4 million, $83.5 million and $70.8 million in 2005, 2004 and 2003, respectively.

Protective Packaging Segment Sales

        Net sales of protective packaging products increased 7% to $1,553 million in 2005 compared with $1,451.2 million in 2004 and increased 11% in 2004 compared with 2003 sales of $1,313.3 million. Sales growth in this segment was balanced between unit volume of $39.7 million, primarily in North America, and a positive price/mix impact of $37.5 million, primarily in North America and to a lesser extent in Europe, in part due to selling price increases. Unit volumes increased in 2004 in all regions of the world with the U.S and Europe having the primary impact.

        Foreign currency translation had a favorable impact of $15 million in 2005 for this segment. Excluding the positive foreign currency translation effect, net sales for the protective packaging segment would have increased 6% in 2005. Foreign currency translation had a favorable impact of $49.6 million in 2004 for this segment. Excluding the positive foreign currency translation effect, net sales for the protective packaging segment would have increased 7% in 2004.

        The classes of products within the protective packaging segment are cushioning and surface protection products and other products. Other products within the protective packaging segment represented approximately 1% of consolidated net sales in 2005, 2004 and 2003.

Sales by Geographic Region

        Net sales from operations in the United States represented 48% and 49% of net sales in 2005 and 2004, respectively. Net sales from U.S. operations increased 7% in 2005 to $1,972.9 million compared with $1,851.8 million in 2004. Net sales from international operations increased 9% in 2005 to $2,112.2 million compared with $1,946.3 million in 2004. Excluding the $57.3 million positive foreign currency translation effect, international net sales would have increased 6% compared with 2004. The components of the increase in net sales by geographic region for 2005 were as follows (dollars in millions):

	Components of Increase in Net Sales (2005 vs. 2004):
	U.S.		International		Total Company
Volume—Units	2.2%	$40.0	3.3%	$64.5	2.8%	$104.5
Volume—Acquired Businesses, net of dispositions	0.1	1.4	0.2	3.6	0.1	5.0
Price/Mix	4.2	79.7	2.1	40.5	3.2	120.2
Foreign Currency Translation	—	—	2.9	57.3	1.5	57.3

Total	6.5%	$121.1	8.5%	$165.9	7.6%	$287.0

        Net sales from operations in the United States represented 49% and 52% of net sales in 2004 and 2003, respectively. Net sales from U.S. operations remained flat in 2004 at $1,851.8 million compared with $1,844.8 million in 2003. Net sales from international operations increased 15% in 2004 to $1,946.3 million compared with $1,687.1 million in 2003. Excluding the $159.4 million positive foreign currency translation effect, international net sales would have increased 6% compared with 2003. The components of the increase in net sales by geographic region for 2004 were as follows (dollars in millions):

	Components of Increase in Net Sales (2004 vs. 2003):
	U.S.		International		Total Company
Volume—Units	(0.5)%	$(9.4)	5.9%	$98.8	2.5%	$89.4
Volume—Acquired Businesses, net of dispositions	—	(1.2)	0.4	6.9	0.2	5.7
Price/Mix	0.9	17.6	(0.3)	(5.9)	0.3	11.7
Foreign Currency Translation	—	—	9.4	159.4	4.5	159.4

Total	0.4%	$7.0	15.4%	$259.2	7.5%	$266.2

Costs and Margins

        Gross profit as a percentage of net sales was 28.3% in 2005, 30.6% in 2004 and 31.5% in 2003. The principal cause for the reduction since 2003 was significantly higher petrochemical-based raw materials and other energy-related costs. Between 2003 and 2005, the prices of crude oil and natural gas, which serve as feedstocks utilized in the production of many of the resins the Company buys, have approximately doubled. Although changes in prices of crude oil and natural gas are not perfect benchmarks, they are indicative of the variations in raw material and energy-related costs faced by the Company. The decrease in gross profit in 2005 compared with 2004 was also caused in part by an unfavorable shift in product mix, which was partially offset by increases in selling prices. The decrease in 2004 compared with 2003 was also due to a reduction in sales volumes in the North America food packaging business due to import restrictions on U.S. beef products imposed by certain foreign governments.

        Marketing, administrative and development expenses increased 3% in 2005 and 9% in 2004. The increase in 2005 was due to the impact of foreign currency translation, higher professional fees, and, to a lesser extent, expenses for research and development related projects, partially offset by a reduction in management incentive compensation since the Company did not meet earnings growth objectives for 2005 and partial year savings from restructuring activities initiated in the fourth quarter of 2004, as discussed below. The increase in 2004 was primarily due to the effects of foreign currency translation, expenses associated with the upgrade of the Company's information technology platform, and expenses to support the higher volume of net sales. Marketing, administrative and development expenses as a percentage of net sales were 15.8% in 2005, 16.5% in 2004 and 16.2% in 2003.

2004 Restructuring Program

        During the fourth quarter of 2004, the Company announced a series of separate profit improvement plans in various geographic regions in order to complement the Company's long-term growth programs and financial goals, improve the Company's operating efficiencies and lower its overall cost structure. The plans principally reduced the number of employees and consolidated or relocated operations in both of the Company's reportable business segments.

        At December 31, 2004, the Company expected to eliminate 473 full-time positions, and during 2005 the Company revised the number of positions to be eliminated to 475. During 2004, 65 positions were eliminated, and 379 positions were eliminated during 2005 for a total of 444 positions eliminated by the end of 2005. As an element of the program, the Company expects to add approximately 100 positions in connection with the Company's realignment or relocation of some of its manufacturing activities, so that the net reduction in positions is expected to be approximately 375. These actions affected principally production workers and members of the Company's sales force, primarily in Europe. The Company expects to substantially complete this reduction in headcount by March 2006.

        The charges for the year ended December 31, 2004 consisted of the following:

	Year Ended December 31, 2004
	Food Packaging	Protective Packaging	Total Cost
Employee termination costs	$17.5	$4.1	$21.6
Long-lived asset impairments	10.2	0.1	10.3
Facility exit costs	1.1	—	1.1
FAS 88 curtailment and settlements	0.3	—	0.3

Total	$29.1	$4.2	$33.3

        The long-lived asset impairment of $10.3 million consisted of write-downs and write-offs of property and equipment. The impairments related to decisions to rationalize and realign production of some of the Company's smaller product lines and to close several smaller European manufacturing facilities. Since the undiscounted cash flows associated with these asset groups, including estimated salvage value, were less than the carrying values of these asset groups, they were written down to their estimated fair value. The Company plans to dispose of these facilities and much of the equipment during the first six months of 2006.

        The components of the restructuring charges, spending and other activity through December 31, 2005 and the remaining accrual balance at December 31, 2005 were as follows:

	Employee Termination Costs	Facility Exit Costs	Total Cost
Original provision in 2004	$21.6	$1.1	$22.7
Cash payments during 2004	(0.6)	—	(0.6)
Effect of changes in currency rates	0.2	—	0.2

Restructuring accrual at December 31, 2004	21.2	1.1	22.3
Cash payments during 2005	(16.5)	(0.3)	(16.8)
Adjustment to restructuring liability, net	0.4	—	0.4
Effect of changes in currency rates	(0.4)	(0.1)	(0.5)

Restructuring accrual at December 31, 2005	$4.7	$0.7	$5.4

        The Company expects to pay $5.0 million of the remaining accrual balance at December 31, 2005 in 2006 and $0.4 million in 2007 and thereafter.

        For the year ended December 31, 2005, the Company recorded $1.7 million of additional charges related to the 2004 restructuring program. This amount includes $1.3 million of costs incurred in 2005 related to the relocation of assets and employees from facilities that were closed as part of the restructuring program. The Company also recorded a net charge of $0.4 million related to the employee termination costs that were accrued as part of the 2004 restructuring program. The modifications to the originally recorded amounts were due to increases in the amounts due to terminated employees ($0.9 million) and reductions based upon certain employees no longer being eligible for the termination benefits ($0.5 million).

        The Company estimates that the cost savings realized in 2005 were $18 to $20 million and estimates that it will realize approximately $25 to $30 million in annualized cost savings on a full year run rate basis by the end of 2006.

Operating Profit

        Operating profit increased 1.5% in 2005 and decreased 7.0% in 2004. The increase in 2005 was due to an increase in net sales and a decrease of $31.3 million in restructuring and other charges, partially offset by higher petrochemical-based raw materials and other energy-related costs and an increase of $19.8 million in marketing, administrative and development expenses. The decrease in operating profit in 2004 was due to $33 million of restructuring and other charges, $53.7 million of higher marketing, administrative and development expenses, an increase in petrochemical-related raw material costs, and reduced sales volumes in the Company's North American food packaging business, offset by an increase in total net sales, all of which are discussed above. As a percentage of net sales, operating profit was 12.5% in 2005, 13.2% in 2004 and 15.3% in 2003.

        Operating profit by business segment for 2005, 2004 and 2003 was as follows (dollars in millions):

	Year Ended December 31,
	2005	2004	2003
Food Packaging Segment	$324.1	$319.3	$349.2
Protective Packaging Segment	189.0	217.6	191.8

Total segments	513.1	536.9	541.0
Restructuring and other (charges) credits	(1.7)	(33.0)	0.5
Unallocated corporate operating expenses	(1.0)	(0.9)	(0.6)

Total	$510.4	$503.0	$540.9

        The food packaging segment contributed 63%, 59% and 65% of the Company's operating profit in 2005, 2004 and 2003, respectively, before taking into consideration restructuring and other (charges)

credits and unallocated corporate operating expenses. The Company's protective packaging segment contributed the balance of operating profit.

        Food packaging operating profit was 12.8%, 13.6% and 15.7% of food packaging net sales in 2005, 2004 and 2003, respectively. The decline in operating profit as a percentage of net sales in 2005 compared with 2004 was due to higher raw material and energy-related costs combined with an unfavorable shift in product mix, partially offset by selling price increases. The decline in operating profit as a percentage of net sales in 2004 compared with 2003 was due to higher raw material costs and reduced sales volumes in North America due to import restrictions on U.S. beef products.

        Protective packaging operating profit was 12.2%, 15.0% and 14.6% of protective packaging net sales in 2005, 2004 and 2003, respectively. The decline in operating profit as a percentage of net sales in 2005 compared with 2004 was due to higher raw material and energy-related costs combined with an unfavorable shift in product mix, partially offset by selling price increases. The increase in operating profit as a percentage of net sales in 2004 compared with 2003 was due to higher unit volumes, benefits from ongoing productivity initiatives and price increases implemented to help offset rising raw material costs, partially offset by higher raw material costs.

Interest Expense and Other Income, net

        Interest expense (which includes the effects of interest rate swaps and the amortization of capitalized debt issuance costs, bond discount and terminated treasury locks) was $149.7 million in 2005, $153.7 million in 2004, and $136 million in 2003.

        The decrease in interest expense in 2005 compared with 2004 was primarily due to the following:

  •
  a $12.5 million decrease due to the redemption of the entire outstanding principal amount, $177.5 million, of the Company's 8.75% senior notes due July 2008, the repurchase of $22.7 million face amount of its 6.95% senior notes due May 2009, and the termination of related interest rate swaps with a total notional amount of $150 million, all in the fourth quarter of 2004;

        partially offset by;

  •
  an increase of $4.7 million due to the impact of higher interest rates on the Company's $300 million of outstanding interest rate swaps entered into to effectively convert its 5.375% senior notes due April 2008 into floating rate debt;

  •
  an increase of $1.6 million caused by additional expense related to the compounding of interest on the amount payable pursuant to the asbestos settlement agreement; and

  •
  an increase of $1.4 million related to lower capitalized interest during the construction of capital investment projects in 2005 compared with the 2004 period.

        The increase in interest expense in 2004 compared with 2003 was primarily due to the following:

  •
  an increase of $37.2 million of interest expense in 2004 due to the Company's issuance of approximately $300 million of senior notes in April 2003 and $1.3 billion of senior notes and convertible senior notes in July 2003 as discussed below;

        partially offset by;

  •
  a decrease of $16.4 million of interest expense due to the repurchase of $172.5 million face amount of senior notes in the fourth quarter of 2003 and the senior note redemption and repurchases completed in the fourth quarter of 2004.

        Other income, net, was $15.9 million in 2005, $5.8 million in 2004, and $5.6 million in 2003. Included in these amounts are primarily interest and dividend income of $11.1 million, $7.7 million and $6.8 million and net foreign exchange transaction losses of $4.7 million, $9.0 million and $2.8 million in 2005, 2004 and 2003, respectively.

Loss on debt redemption and repurchases

        In 2004 and 2003 the Company incurred losses of $32.2 million and $33.6 million, respectively, due to debt redemptions and repurchases. These losses were reflected in the statement of operations in "Loss on debt redemption and repurchases." See below under the caption "Analysis of Historical Cash Flows—Debt Redemption and Repurchases" for further discussion of these transactions.

Income Taxes

        The Company's effective income tax rate was 32.1% in 2005, 33.3% in 2004 and 36.2% in 2003. The decrease in the 2005 effective income tax rate compared with 2004 was primarily due to the reversal of reserves for tax matters for periods that have closed in the relevant jurisdictions. The Company currently expects an effective income tax rate of approximately 33.3% for 2006.

        The decrease in the 2004 effective income tax rate compared with 2003 was primarily due to improved tax efficiencies resulting from reorganizing the Company's international subsidiaries, tax effects from debt retirement, state taxes and a change in foreign tax law, partially offset by some of the 2004 business restructuring expenses which the Company could not recognize for tax purposes.

        In 2005 and 2004, the effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the lower net effective income tax rate on foreign earnings, partially offset by the effect of state income taxes. In 2003, the effective income tax rate was higher than the statutory U.S. federal income tax rate primarily due to state income taxes and non-deductible expenses, partially offset by the lower net effective tax rate on foreign earnings.

        The American Jobs Creation Act, known as the AJCA, provided for a deduction of 85% of qualifying foreign earnings that the Company could have repatriated in 2005. After considering global cash management objectives, its overall tax position and restrictions on the use of repatriated cash, the Company did not repatriate any qualifying foreign earnings in 2005.

        The AJCA also provided for a deduction in 2005 for qualified production activities. This deduction did not have a material impact on the Company's 2005 effective income tax rate.

Net Earnings

        As a result of the factors noted above, net earnings were $255.8 million in 2005, $215.6 million in 2004 and $240.4 million in 2003.

Earnings per Common Share

        Basic earnings per common share were $3.09 for 2005, $2.56 for 2004 and $2.21 for 2003. Diluted earnings per common share were $2.69 for 2005, $2.25 for 2004 and $1.97 for 2003.

        The diluted earnings per common share for 2003 includes a $0.26 per common share charge related to the Company's redemption of all of its outstanding shares of Series A convertible preferred stock on July 18, 2003. The Company redeemed all of the outstanding shares of its Series A convertible preferred stock at a redemption price of $51.00 per share. The Company also paid accrued dividends on the preferred stock from July 1, 2003 through July 17, 2003 in the aggregate amount of $2.4 million. The $51.00 per share redemption price included a $1.00 per share redemption premium, or an aggregate premium of $25.5 million. The Company also reflected this redemption price in basic earnings per common share in 2003.

        The basic earnings per common share calculations for 2003 include gains of $0.8 million attributable to the repurchase of preferred stock. The Company did not recognize any such gains for 2005 and 2004 since it had redeemed all shares of its outstanding preferred stock during the third quarter of 2003.

        In calculating diluted earnings per common share, the Company's calculation of the weighted average number of common shares for 2005, 2004 and 2003 provides for the conversion of the Company's 3% convertible senior notes due June 2033 due to the application of EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," the assumed issuance of nine million shares of common stock reserved for the Company's previously announced asbestos settlement referred to in Note 16, "Commitments and Contingencies" of the Notes to the Consolidated Financial Statements, which is contained in Item 8 of Part II of this Annual Report on Form 10-K, under the caption "Asbestos Settlement and Related Costs," and the exercise of dilutive stock options, net of assumed treasury stock repurchases.

Liquidity and Capital Resources

        The discussion that follows contains:

  •
  a description of the Company's material commitments and contingencies,

  •
  a description of the Company's principal sources of liquidity,

  •
  a description of the Company's outstanding indebtedness,

  •
  an analysis of the Company's historical cash flows,

  •
  a description of the Company's derivative financial instruments,

  •
  a description of the Company's shareholders' equity, and

  •
  a description of the Company's global manufacturing strategy.

Material Commitments and Contingencies

Asbestos Settlement; Commitments Related to the Cryovac Transaction

        The Company recorded a charge of $850.1 million in the fourth quarter of 2002, of which $512.5 million covers a cash payment that the Company is required to make upon the effectiveness of a plan of reorganization in the bankruptcy of W. R. Grace & Co. The Company did not use cash in 2005, 2004 or 2003 with respect to this liability, and the Company cannot predict when it will be required to make this payment. The Company currently expects to fund this payment by using a combination of accumulated cash and future cash flows from operations and funds available under its $500 million senior unsecured multi-currency credit facility or its accounts receivable securitization program, both described below, or a combination of these alternatives. The cash payment of $512.5 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. The Company has recorded this accrued interest in other current liabilities in its consolidated balance sheets, and these amounts were $90.3 million and $58.9 million at December 31, 2005 and 2004, respectively.

        The Company is subject to other contingencies related to the Cryovac transaction. Note 16, "Commitments and Contingencies," of the Notes to the Consolidated Financial Statements, which is contained in Item 8 of Part II of this Annual Report on Form 10-K, describes these contingencies under "Contingencies Related to the Cryovac Transaction" and is incorporated herein by reference.

Compliance Matters

        In late 2005, the Company identified travel and related expenses that had been paid by certain of the Company's foreign subsidiaries for trips by government officials who oversee the regulation of the Company's medical products in a foreign country. Although these expenses were accurately recorded as travel and entertainment expenses in the Company's books and records, these activities appeared to have breached the Company's Code of Conduct. More importantly, the Company was concerned that these payments may have violated the Foreign Corrupt Practices Act, and therefore outside counsel was retained and promptly began an internal investigation. In March 2006, the Company voluntarily disclosed to the United States Department of Justice, or the DOJ, and the United States Securities and Exchange Commission, or the SEC, the factual information obtained to date in the Company's internal investigation, including that these payments were made between 2003 and 2005 and totaled less than $0.2 million. The internal investigation is ongoing, and the Company is cooperating with the DOJ and the SEC. The Company cannot predict when this matter will be resolved or the terms upon which this matter will be resolved, although the Company currently does not expect this matter to be material to its consolidated results of operations, financial position or cash flows. In connection with the investigation, the Company is evaluating remedial measures and will take timely and appropriate action where necessary.

Contractual Commitments

        The following table summarizes the Company's principal contractual obligations and sets forth the amounts of required cash outlays in 2006 and future years (amounts in millions):

	Payments Due by Period
	Total	2006	2007-2008	2009-2010	Thereafter
Short-term borrowings	$21.8	$21.8	$—	$—	$—
Current portion of long-term debt exclusive of debt discounts	241.5	241.5	—	—	—
Long-term debt, exclusive of debt discounts and interest rate swap adjustments	1,829.6	—	307.0	666.6	856.0

Total debt(1)(2)	2,092.9	263.3	307.0	666.6	856.0
Operating leases	102.3	26.2	36.1	16.7	23.3
Cash portion of the asbestos settlement, including accrued interest as of December 31, 2005(3)	602.8	602.8	—	—	—
Acquisition of Nelipak Holdings B.V.	41.2	41.2	—	—	—
Declared 2006 first quarter quarterly cash dividend	12.2	12.2	—	—	—
Other principal contractual obligations	40.1	15.7	18.0	—	6.4

Total contractual cash obligations	$2,891.5	$961.4	$361.1	$683.3	$885.7

(1)
Includes principal maturities (at face value) only.

(2)
The 2010 period includes the 3% convertible senior notes since the holders of these notes have the option to require the Company to repurchase the senior notes on June 30 of 2010, 2013, 2018, 2023 and 2028. See Note 10, "Debt and Credit Facilities," to the Consolidated Financial Statements.

(3)
This liability is reflected as a current liability due to the uncertainty of the timing of payment. Interest accrues on this amount at a rate of 5.5% per annum, compounded annually, until it becomes due and payable.

        Current Portion of Long-Term Debt and Long-Term Debt—The debt shown in the above table excludes unamortized bond discounts and interest rate swap adjustments as of December 31, 2005 and, therefore, represents the principal amount of the debt required to be repaid in each period.

        Operating Leases—In addition to the obligation to pay the principal amount of the debt obligations discussed above, the Company is obligated under the terms of various operating leases covering some of the facilities that it occupies and some production equipment, most of which are accounted for as operating leases. The contractual operating lease obligations listed in the table above represent estimated future minimum annual rental commitments under non-cancelable real and personal property leases as of December 31, 2005.

        Asbestos Settlement—The asbestos settlement is described more fully in "Asbestos Settlement; Commitments Related to the Cryovac Transaction," above.

        Acquisition of Nelipak Holdings B.V.—On January 3, 2006, the Company acquired Nelipak Holdings B.V. for cash in the amount of $41.2 million and assumed debt of approximately $9.5 million. Such acquisition has been accounted for under the purchase method of accounting. This acquisition is not material to the Company's consolidated financial statements.

        Cash Dividend—The Company's Board of Directors has declared a quarterly cash dividend of $0.15 per common share, which is payable on March 17, 2006 to shareholders of record at the close of business on March 3, 2006. The estimate of this liability was calculated using the 81,476,998 shares of common stock that were issued and outstanding as of January 31, 2006.

        The Company has the following other principal contractual obligations:

  •
  $10.5 million remaining obligation for the purchase of equipment over a five-year period which began in 2003, together with a potential termination fee in an amount to be determined. The Company's obligation is reduced or increased based on market price changes for the equipment and changes in the Packaging Machinery Manufacturers Index. Estimated future minimum annual commitments are as follows: 2006—$5.0 million; and 2007—$5.5 million. Failure to purchase any of the minimum annual requirements in any year obligates the Company to pay an amount of 45% of such shortfall. During 2005 and 2004, the Company did not meet the minimum equipment purchase requirements and recorded a charge of $1 million and $0.9 million, respectively.

  •
  $7 million minimum remaining commitment for the purchase of telecommunications and network capacity and services over a four-year period that began in 2004.

  •
  $6.4 million to a supplier if the Company fails to purchase an additional 95.5 million pounds of specified raw materials, at the then current market price, over a ten-year period that ends in May 2012. The amount of the potential contingent payment declines in proportion to the Company's purchase of minimum quantities required under the contract. At December 31, 2005, the Company's purchases satisfied the minimum quantity requirements under the agreement.

  •
  $1.2 million to a supplier of equipment and consumables (declining to $0.3 million over the remaining four-year term of the commitment) if the Company fails to purchase approximately $6.5 million of consumables per year over a five-year period that began in 2004.

  •
  1.5 million euros ($1.7 million at December 31, 2005) to a supplier of electricity over a two-year period that began in 2004.

  •
  11.1 million euros ($13.3 million at the current exchange rate) to a supplier of storage and transportation service over a four-year period, with the Company having a right to terminate on six months notice under certain circumstances.

Interest Payments

        During 2005 and 2004, the Company paid $117 million and $141.3 million, respectively, in interest payments. The Company currently expects to pay from $118 million to $126 million in interest payments in 2006, including the impact of interest rate swap transactions. The actual interest paid in 2006 may be different from this amount if interest rates change or if the Company repurchases existing indebtedness or incurs indebtedness under its existing lines of credit or otherwise. This 2006 expected interest payment does not reflect payment of any accrued interest related to the asbestos settlement.

Income Tax Payments

        During 2005 and 2004, the Company paid $152.2 million and $141.9 million, respectively, in income taxes. The Company currently expects to pay between $165 million and $175 million in income taxes in 2006, assuming it does not make the asbestos settlement payment in that year.

Contributions to Defined Benefit Pension Plans

        The Company maintains defined benefit pension plans for a limited number of its U.S. employees and for some of its non-U.S. employees. During 2005 and 2004, the Company paid $8.6 million and $15 million, respectively, in employer contributions to these defined benefit pension plans. The Company currently expects employer contributions to be $4.4 million in 2006.

Environmental Matters

        The Company is subject to loss contingencies resulting from environmental laws and regulations, and it accrues for anticipated costs associated with investigatory and remediation efforts when an assessment has indicated that a loss is probable and can be reasonably estimated. These accruals do not take into account any discounting for the time value of money and are not reduced by potential insurance recoveries, if any. The Company does not believe that it is reasonably possible that its liability in excess of the amounts that it has accrued for environmental matters will be material to its consolidated statements of operations, balance sheets or cash flows. The Company reassesses environmental liabilities whenever circumstances become better defined or it can better estimate remediation efforts and their costs. The Company evaluates these liabilities periodically based on available information, including the progress of remedial investigations at each site, the current status of discussions with regulatory authorities regarding the methods and extent of remediation and the apportionment of costs among potentially responsible parties. As some of these issues are decided (the outcomes of which are subject to uncertainties) or new sites are assessed and costs can be reasonably estimated, the Company adjusts the recorded accruals, as necessary. The Company believes that these exposures are not material to its consolidated results of operations, balance sheets and cash flows. The Company believes that it has adequately reserved for all probable and estimable environmental exposures.

Principal Sources of Liquidity

        The Company's principal sources of liquidity are accumulated cash and short-term investments, cash flows from operations and amounts available under its existing lines of credit described below, including the 2010 facility (which replaced the 2006 facility), the ANZ facility and its accounts receivable securitization program.

Accumulated Cash and Cash Equivalents and Short-Term Investments

        As of December 31, 2005 and 2004, the Company had accumulated cash and cash equivalents of $455.8 million and $358 million, respectively, and short-term investments of $44.1 million and $54.1 million, respectively. The Company's short-term investments consist of auction rate securities, all of which are classified as available-for-sale securities. See Note 4, "Short Term Investments—Available for Sale Securities," to the Company's Consolidated Financial Statements, which describes these short-term investments.

Cash Flows from Operations

        The Company expects that it will continue to generate significant cash flows from operations. See "Analysis of Historical Cash Flows" below.

Lines of Credit

  Revolving Credit Facilities

          The 2010 Facility—In July 2005, the Company entered into a $500 million senior unsecured multi-currency revolving credit facility due 2010, known as the 2010 facility. The 2010 facility replaced the Company's $350 million revolving credit facility due 2006, known as the 2006 facility. The 2010 facility is available for general corporate purposes including the payment of a portion of the $512.5 million cash payment, plus accrued interest (which was $90.3 million at December 31, 2005), required to be paid upon the effectiveness of an appropriate plan of reorganization in the W. R. Grace & Co. bankruptcy. The Company may re-borrow amounts repaid under the 2010 facility from time to time prior to the expiration or earlier termination of the 2010 facility. Facility fees are payable at the rate of 0.125% per annum on the total amounts available under the 2010 facility. The 2010 facility provides for changes in facility fees based on the Company's long-term senior unsecured debt ratings.

          The Company's obligations under the 2010 facility bear interest at floating rates, which are generally determined by adding the applicable borrowing margin to the base rate or the interbank rate for the relevant currency and time period. The 2010 facility provides for changes in borrowing margins based on the Company's long-term senior unsecured debt ratings.

          The 2010 facility contains other terms and conditions that are substantially the same as those contained in the 2006 facility. The terms include a requirement that, upon the occurrence of specified events that would adversely affect the settlement agreement in the Grace bankruptcy proceedings or would materially increase the Company's liability in respect of the Grace bankruptcy or the asbestos liability arising from the Cryovac transaction, the Company would be required to repay any amounts outstanding under the 2010 facility, or refinance the facility, within 60 days. See Note 16, "Commitments and Contingencies," of the Notes to the Company's Consolidated Financial Statements under the captions "Asbestos Settlement and Related Costs" and "Cryovac Transaction; Contingencies Related to the Cryovac Transaction" for further discussion of this matter.

          The Company has not borrowed under the 2010 facility, and no borrowings were outstanding under the 2006 facility prior to its termination.

          ANZ Facility—The Company has an Australian dollar 170 million, dual-currency revolving credit facility, known as the ANZ facility, equivalent to U.S. $124.7 million at December 31, 2005. This credit facility was to expire on March 12, 2005 and the Company amended and extended the facility for a 5-year period expiring March 2010 with substantially equivalent terms and conditions. A syndicate of banks made this facility available to a group of the Company's Australian and New Zealand subsidiaries for general corporate purposes including refinancing of previously outstanding indebtedness. The Company may re-borrow amounts repaid under the ANZ facility from time to time prior to the expiration or earlier termination of the facility. The Company did not borrow under the ANZ facility during 2005, and no amounts were outstanding under this facility during the year.

          The Company's obligations under the ANZ facility bear interest at floating rates, which are generally determined by adding the applicable borrowing margin to the base rate or the interbank rate for the relevant currency and time period. The ANZ facility provides for changes in borrowing margins based on the Company's long-term senior unsecured debt ratings.

  Other Lines of Credit

          Substantially all the Company's short-term borrowings of $21.8 million and $19.8 million at December 31, 2005 and 2004, respectively, were outstanding under lines of credit available to several of the Company's foreign subsidiaries. The weighted average interest rate on these outstanding lines of credit was 12.3% and 11.4% at December 31, 2005 and 2004, respectively. Amounts available under these credit lines as of December 31, 2005 and 2004 were approximately $200.1 million and $237.9 million, respectively, of which approximately $178.3 million and $218.1 million, respectively, were unused.

          The following table summarizes the Company's available lines of credit and committed and uncommitted lines of credit, including the credit lines discussed above, at December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
Used lines of credit	$27.2	$23.4
Unused lines of credit	797.6	694.2

Total available lines of credit	$824.8	$717.6

Available lines of credit—committed	$624.7	$479.7
Available lines of credit—uncommitted	200.1	237.9

Total available lines of credit	$824.8	$717.6

          The Company's principal credit lines were all committed and consisted of the 2010 facility in 2005, the 2006 facility in 2004, and the ANZ facility in 2005 and 2004. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

Accounts Receivable Securitization Program

        The Company's $125 million receivables program has an expiration date of December 7, 2007. The receivables program contains financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these covenants at December 31, 2005.

        During 2005, the Company's receivables funding subsidiary sold an undivided ownership interest in $35 million of eligible receivables under the receivables program. Payments on the Company's receivables that were applied to these receivables interests in accordance with the terms of the program reduced the amount of receivables interests held by the bank or the issuer of commercial paper that are parties to the program to zero during 2005. Therefore, as of December 31, 2005, neither the bank nor the issuer of commercial paper held any receivables interests, and the Company did not remove any related amounts from the assets reflected on its consolidated balance sheet at December 31, 2005.

        The operating subsidiaries did not sell any receivables interests under the receivables program during 2004, and therefore the Company did not remove any related amounts from the consolidated assets reflected on the Company's consolidated balance sheet at December 31, 2004.

        See Note 5, "Accounts Receivable Securitization," of the Notes to the Consolidated Financial Statements for additional information concerning this program.

Debt Ratings

        The Company's cost of capital and ability to obtain external financing may be affected by its debt ratings, which the credit rating agencies review periodically. The Company's long-term senior unsecured debt is currently rated Baa3 (stable outlook) by Moody's Investors Service, Inc. and BBB (negative outlook) by Standard & Poor's, a division of The McGraw-Hill Companies, Inc. These ratings are among the ratings assigned by each of these organizations for investment grade long-term senior unsecured debt. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

Outstanding Indebtedness

        At December 31, 2005 and 2004, the Company's total debt outstanding consisted of the amounts set forth on the following table:

	December 31, 2005	December 31, 2004
Short-term borrowings and current portion of long-term debt:
Short-term borrowings	$21.8	$19.8
Current portion of long-term debt	241.4	3.8

Total current debt	263.2	23.6

Long-term debt, less current portion:
5.625% Euro Notes due July 2006, less unamortized discount of $0.5 in 2004(1)	—	267.5
6.95% Senior Notes due May 2009, less unamortized discount of $0.7 in 2005 and $0.9 in 2004(1)	226.6	226.4
5.375% Senior Notes due April 2008, less unamortized discount and fair value adjustment of $13.3 in 2005 and $8.7 in 2004(1)(2)	286.7	291.3
5.625% Senior Notes due July 2013, less unamortized discount of $1.1 in 2005 and $1.2 in 2004(1)	398.9	398.8
6.875% Senior Notes due July 2033, less unamortized discount of $1.6 in 2005 and $1.6 in 2004(1)	448.4	448.4
3% Convertible Senior Notes due June 2033(1)(3)	431.3	431.3
Other	21.1	24.3

Total long-term debt, less current portion	1,813.0	2,088.0

Total debt	$2,076.2	$2,111.6

(1)
Interest is payable semiannually in arrears, except for interest on the 5.625% euro notes, which is paid annually.

(2)
Amounts include adjustments due to interest rate swaps. See Note 11, "Derivatives and Hedging Activities," of the Notes to the Company's Consolidated Financial Statements.

(3)
Note 10, "Debt," of the Notes to the Company's Consolidated Financial Statements describes the conversion, redemption, put and other special provisions applicable to the 3% convertible senior notes.

5.625% Euro Notes

        Included in the current portion of long-term debt at December 31, 2005 are the 5.625% euro notes with a face value of €200 million, equivalent to U.S. $238.3 million at December 31, 2005. The 5.625% euro notes were classified as a current liability on the Company's consolidated balance sheet at December 31, 2005 since the notes mature in July 2006. The Company intends to use available cash to retire this debt when it matures. The carrying value of the 5.625% euro notes at December 31, 2005 and 2004 was $238.1 million and $267.5 million, respectively. The carrying value of the 5.625% euro notes decreased $29.7 million during 2005 as a result of the weakening of the euro compared with the U.S. dollar.

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

        On July 18, 2003, the Company used the net proceeds from these offerings and additional cash on hand to redeem its Series A convertible preferred stock at the redemption price of $51.00 per share or $1,298.1 million of cash, plus an amount equal to dividends accrued from July 1, 2003 through July 17, 2003, for which the Company used $2.4 million of cash. As discussed in "Analysis of Historical Cash Flows—Repurchases of Capital Stock" below and Note 17 to the Company's Consolidated Financial Statements, the Company had repurchased an aggregate of 750,600 shares of its Series A convertible preferred stock during 2003 prior to the July 18, 2003 redemption.

Covenants

        Each issue of the Company's outstanding senior notes and the Company's outstanding euro notes imposes limitations on the Company's operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. The 2010 facility contains financial covenants relating to interest coverage, debt leverage and minimum liquidity and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the asbestos settlement agreement discussed above. The ANZ facility contains financial covenants relating to debt leverage, interest coverage and tangible net worth and restrictions on the creation of liens, the incurrence of additional indebtedness and asset sales, in each case relating to the Australian and New Zealand subsidiaries of the Company that are borrowers under the facility. The Company was in compliance with these limitations at December 31, 2005.

Analysis of Historical Cash Flows

Net Cash Provided by Operating Activities

        Net cash provided by operating activities was $358.2 million in 2005, $436.2 million in 2004 and $469.7 million in 2003. The reduction in cash provided from operating activities in 2005 was due to various factors:

  •
  a reduction in cash generated from accounts payable balances. The cash generated in 2005 was $16.7 million compared with $48.5 million in 2004;

  •
  cash used of $16.8 million in 2005 compared with cash used of $0.6 million in 2004 for employee termination and facility exit cost payments related to its 2004 restructuring program;

  •
  an increase in cash used for income tax payments in 2005. The Company made cash payments of $152.2 million in 2005 compared with $141.9 million in 2004; and

  •
  an increase in notes and accounts receivable due to higher net sales in 2005, partially offset by an increase in cash collections during 2005;

        partially offset by;

  •
  a reduction in cash used for inventory due to higher inventory turnover in the 2005 period, partially offset by higher raw material costs; and

  •
  a change in accrued interest of $11.3 million. Accrued interest increased $31.8 million in 2005 compared with an increase of $20.5 million in 2004. The increase in the 2005 period was primarily due to an increase of $31.4 million due to additional accrued interest related to the

    Company's liability under the asbestos settlement agreement, which is compounded annually. The increase in 2004 was primarily due to an increase in accrued interest of $29.8 million related to the asbestos settlement agreement, partially offset by a reduction of $6.3 million in accrued interest related to the 8.75% senior notes, which were repurchased in 2003.

        The decrease in 2004 compared with 2003 was primarily due to lower net earnings after adjustments for non-cash items, and the following changes:

  •
  a change in accrued interest of $35 million. Accrued interest increased $20.5 million in 2004 compared with an increase of $55.5 million in 2003. The increase in 2004 was primarily due to an increase in accrued interest of $29.8 million related to the asbestos settlement agreement, partially offset by a reduction of $6.3 million in accrued interest related to the 8.75% senior notes, which were repurchased in 2003. The increase in 2003 was due to the 2003 period including the impact of the senior notes issued in July 2003, as discussed above, and an increase of $28.2 million related to the asbestos settlement.

  •
  an increase in cash used for inventory in 2004 compared with 2003 due to increased petrochemical-based raw material costs and quantity increases in the ordinary course of business; and

  •
  an increase in cash payments related to the Company's defined benefit plans. The Company made cash payments of $15 million in 2004 compared with $9.1 million in 2003.

        partially offset by;

  •
  an increase in the restructuring liability due to the charges recorded in the fourth quarter of 2004 related to the 2004 restructuring program; and

  •
  an increase in cash generated from accounts payable balances. The cash generated in 2004 was $48.5 million compared with $9.2 million in 2003.

Net Cash Used in Investing Activities

        Net cash used in investing activities amounted to $83.8 million in 2005, $91 million in 2004 and $190.6 million in 2003. In each year, investing activities consisted primarily of capital expenditures and purchases and sales of available-for-sale securities.

        The decrease in net cash used in 2005 compared with 2004 was primarily due to lower capital expenditures and lower levels of cash used for businesses acquired, partially offset by lower net proceeds from the sale of available-for-sale securities. See Note 4, "Short Term Investments—Available for Sale Securities," of the Notes to the Consolidated Financial Statements, which is contained in Item 8 of Part II of this Annual Report on Form 10-K, which describes these available-for-sale securities.

        The decrease in net cash used in 2004 compared with 2003 was primarily due to net cash proceeds in 2004 of $13.1 million from the sale of available-for-sale securities compared with net cash used of $67.2 million from the net purchases of available-for-sale securities in 2004, and, to a lesser extent, lower levels of capital expenditures in the 2004 period.

        Cash used to complete acquisitions was $0.2 million in 2005, $6.4 million in 2004 and $2.5 million in 2003. In each year, cash used for acquisitions was net of cash acquired in those acquisitions and was immaterial. The Company did not assume any debt in acquisitions in 2005, 2004 or 2003.

Capital Expenditures

        Capital expenditures were $96.9 million in 2005, $102.7 million in 2004 and $124.3 million in 2003. Capital expenditures for the Company's food packaging segment amounted to $80.7 million,

$81.3 million and $95.5 million and for the protective packaging segment amounted to $16.2 million, $21.4 million and $28.8 million in 2005, 2004 and 2003, respectively.

        The decrease in capital expenditures in 2005 and 2004 from the $124.3 million incurred in 2003 was primarily due to the completion of two new production facilities, one in the United States and one in Hungary, which the Company initiated in 2003 and completed in the early part of 2004. The improved productivity of existing assets allowed the Company to defer spending on incremental capacity in 2005 and 2004.

        The Company expects to continue to make capital expenditures as it deems appropriate to expand its business, to replace depreciating property, plant and equipment and to improve productivity. The Company currently anticipates that capital expenditures for the year ended December 31, 2006 will be in the range of $125 million to $150 million. This estimate includes costs related to new facilities in China that will supply both food packaging and protective packaging products to meet the growing needs of the Chinese market. The Company does not expect this range to change as it initiates projects related to its global manufacturing strategy, described below. This projection is also based upon the Company's capital expenditure budget for 2006, the status of approved but not yet completed capital projects, anticipated future projects and historic spending trends.

Net Cash Used in Financing Activities

        Net cash used in financing activities amounted to $118.4 million in 2005, $300.3 million in 2004 and $108.9 million in 2003.

        The decrease in cash used in financing activities in 2005 compared with 2004 was primarily due to the following:

  •
  $232.3 million of cash used in 2004 for the debt repurchases and redemptions made in the fourth quarter of 2004,

        partially offset by;

  •
  an increase in 2005 of $30.2 million in net cash used to repurchase shares of the Company's common stock, as discussed below. In 2005, the Company used $116.4 million to repurchase its common stock compared with $86.2 million in 2004; and

  •
  a decrease of $20.3 million in proceeds from long-term debt in 2005 compared with 2004.

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

  •
  an increase of $49.5 million in cash used to repurchase the Company's capital stock. In 2004, the Company used $86.2 million to purchase its common stock, compared with $36.7 million used in 2003 to purchase its Series A convertible preferred stock;

        partially offset by;

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

Repurchases of Capital Stock

        The Company repurchased 2,430,200 shares of its common stock at a cost of $116.4 million in 2005 and 1,781,000 shares of its common stock at a cost of $86.2 million in 2004. In 2003, prior to redeeming all outstanding shares, the Company repurchased 750,600 shares of its Series A convertible preferred stock at a cost of $36.7 million. The average price per share of the common stock repurchases in 2005 and 2004 was $47.88 and $48.38, respectively, and the average price per share for the preferred stock repurchases in 2003 was $48.94. As discussed in "Outstanding Indebtedness—Senior Notes Issued in July 2003; Recapitalization" above, in July 2003 the Company issued $1,281.3 million of senior notes. The Company used an aggregate of $1,298.1 million from the proceeds of these offerings and additional cash on hand to redeem the outstanding shares of its Series A convertible preferred stock.

        The share repurchases described above were made under a program previously adopted by the Company's Board of Directors. The share repurchase program authorized the repurchase of up to approximately 16,977,000 shares of common stock, which included the Series A convertible preferred stock on an as-converted basis prior to its redemption. As of December 31, 2005, the Company had repurchased approximately 14,327,000 shares of common stock and preferred stock on an as-converted basis, and the remaining repurchase authorization covered approximately 2,650,000 shares of common stock. The Company may from time to time continue to repurchase its common stock.

Debt Redemption and Repurchases

2004 Debt Redemption:

        On November 26, 2004, the Company used net cash of $211.8 million to redeem the entire outstanding aggregate principal amount, $177.5 million, of its 8.75% senior notes due July 1, 2008 and terminated interest rate swaps on the 8.75% senior notes having a total notional amount of $150 million. The Company issued the senior notes on June 26, 2001 under Rule 144A and Regulation S of the Securities Act of 1933. The Company determined the redemption price in accordance with the indenture governing the notes. The net cash used of $211.8 million consisted of cash used to purchase the senior notes at a premium plus accrued interest of $213.4 million and cash received of $1.6 million related to the termination of the interest rate swaps. The Company completed the redemption, funded with available cash, at a premium to the face amount of the notes, which resulted in a loss of $29.6 million, which the Company reflected in the statement of operations as "Loss on debt redemption and repurchases." The annual interest expense on the redeemed notes was approximately $15.5 million, without giving effect to any interest rate swaps and the amortization of amounts related to the senior notes.

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

        In December 2003, the Company used net cash of $208.2 million to repurchase in the open market $122.5 million face amount of its 8.75% senior notes and $50 million face amount of its 6.95% senior notes and terminated interest rate swaps on the 8.75% senior notes with a total notional amount of $100 million. The net cash used of $208.2 million consisted of cash used to purchase the senior notes at a premium plus accrued interest and related fees of $208.9 million and cash received of $0.7 million related to the termination of the interest rate swaps. The Company completed these repurchases at premiums to the face amounts of the notes, which resulted in a loss of $33.6 million, which the Company reflected in the statement of operations as "Loss on debt redemption and repurchases."

        The Company may from time to time continue to repurchase or otherwise retire its outstanding indebtedness.

Changes in Working Capital

        At December 31, 2005, working capital (current assets less current liabilities) was $161.9 million compared with $307.4 million at December 31, 2004.

        The $145.5 million decrease in the Company's working capital during 2005 arose primarily from the following changes:

  •
  an increase of $237.6 million in the current portion of long-term debt primarily due to the carrying value of the Company's 5.625% euro notes due July 2006 of $238.1 million now being classified as a current liability on the balance sheet as discussed above in "Outstanding Indebtedness";

  •
  an increase in accrued interest of $30.9 million primarily due to an additional $31.4 million of accrued interest during 2005 related to the Company's liability under the asbestos settlement agreement; and

  •
  a decrease of $8.8 million in inventories primarily due to a decrease of $12.9 million from the effects of foreign currency translation, partially offset by quantity increases consistent with the growth of the business and an increase in intra-company shipments primarily to support the growth of the business in the Asia Pacific region and Latin America;

        partially offset by;

  •
  an increase of $87.8 million in cash and cash equivalents and short-term investments due to cash flow generated from operations;

  •
  an increase of $11.5 million in notes and accounts receivable. This increase was due to an increase in net sales in 2005 compared with 2004, partially offset by a decrease of $27.6 million from the effects of foreign currency translation;

  •
  a decrease in accrued payroll of $10.2 million. This decrease was primarily due to reduced payroll-related costs, including a reduction in management incentive compensation in 2005, and $6.1 million from the effects of foreign currency translation;

  •
  a decrease of $12.7 million in current accrued restructuring costs due to the payment of employee termination and facility exit costs during 2005 related to the 2004 restructuring program; and

  •
  a decrease of $10.9 million in income taxes payable primarily due to income tax payments during 2005, partially offset by higher income tax expense on 2005 earnings.

Current and Quick Ratios

        The ratio of current assets to current liabilities, known as the current ratio, was 1.1 at December 31, 2005 and 1.2 at December 31, 2004. The ratio of current assets less inventory to current liabilities, known as the quick ratio, was 0.8 at December 31, 2005 and 0.9 at December 31, 2004.

Derivative Financial Instruments

Interest Rate Swaps

        At December 31, 2005, the Company had outstanding interest rate swaps with a total notional amount of $300 million that qualified and were designated as fair value hedges. The Company entered into these interest rate swaps to effectively convert its 5.375% senior notes due April 2008 into floating rate debt. At December 31, 2005, the Company recorded a mark to market adjustment to record a decrease of $12.5 million in the fair value of the 5.375% senior notes due April 2008 due to changes in interest rates and an offsetting increase to other liabilities to record the fair value of the related interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.

        In 2005, under the terms of the $300 million outstanding interest rate swap agreements, the Company received interest at a fixed rate and paid interest at variable rates that were based on six-month London Interbank Offered Rate, or LIBOR. As a result, interest expense increased by $1.6 million for the year ended December 31, 2005 due to increases in six-month LIBOR.

Foreign Currency Forward Contracts

        At December 31, 2005, the Company was party to foreign currency forward contracts, which did not have a significant impact on the Company's liquidity.

        For further discussion about these contracts and other financial instruments, see Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."

Shareholders' Equity

        The Company's shareholders' equity was $1,392.1 million at December 31, 2005, $1,333.5 million at December 31, 2004 and $1,123.6 million at December 31, 2003.

        Shareholders' equity increased in 2005 primarily due to the following:

  •
  net earnings of $255.8 million;

        partially offset by;

  •
  repurchases of the Company's common stock, at a cost of $116.4 million; and

  •
  an increase in foreign currency translation adjustment of $91.9 million.

        Shareholders' equity increased in 2004 principally due to the following:

  •
  net earnings of $215.6 million;

  •
  a reduction of foreign currency translation adjustment of $69.2 million; and

  •
  the net effect of transactions under the Company's contingent stock plan of $9.8 million;

        partially offset by;

  •
  repurchases of the Company's common stock in 2004 at a cost of $86.2 million.

Global Manufacturing Strategy

        The Company will begin the first phase of a new global manufacturing strategy. This strategy will include an expansion of its global production capabilities in developing markets around the world, as well as a realignment of its existing production into manufacturing centers of excellence. The goal of this multi-year program is to further improve the Company's operating efficiencies, lower the overall cost structure and implement new technologies more effectively. This program, combined with the supply chain initiative, is expected to produce meaningful savings for the Company in future years. By taking advantage of new technologies and streamlining production on a global scale, the Company will continue to enhance profitable growth and its global leadership position.

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

Critical Accounting Policies and Estimates

        The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, known as US GAAP. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Estimates and assumptions are evaluated on an ongoing basis and are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates, and while any differences may be material to the Company's consolidated financial statements, the Company does not believe that the differences, taken as a whole, will be material.

        The Company believes the following accounting policies are critical to its business operations and the understanding of results of operations and affect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

        Notes and Accounts Receivable—In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. Notes and accounts receivable, as shown on the consolidated balance sheets, are net of allowances for doubtful accounts. The Company maintains accounts receivable allowances for estimated losses resulting from the inability of its customers to make required payments. Additional allowances may be required if the financial condition of the Company's customers deteriorates.

        Commitments and Contingencies—Litigation—On an ongoing basis, the Company assesses the potential liabilities related to any lawsuits or claims brought against it. While it is typically very difficult to determine the timing and ultimate outcome of these actions, the Company uses its best judgment to determine if it is probable that it will incur an expense related to the settlement or final adjudication of these matters and whether a reasonable estimation of the probable loss, if any, can be made. In assessing probable losses, the Company makes estimates of the amount of insurance recoveries, if any. The Company accrues a liability when it believes a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recovery, it is possible that disputed matters may be resolved for amounts materially different from any provisions or disclosures that the Company has previously made. The Company expenses legal costs, including those legal costs expected to be incurred in connection with a loss contingency, as incurred.

        Impairment of Long-Lived Assets—The Company periodically reviews long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Goodwill, in accordance with SFAS No. 142, is reviewed for possible impairment at least annually during the fourth quarter of each fiscal year. A review of goodwill may be initiated prior to conducting the annual analysis if events or changes in circumstances indicate that the carrying value of goodwill may be impaired. Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and possible impairment expense in the Company's consolidated financial statements.

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

        Pensions—The Company maintains a non-contributory profit sharing plan and contributory thrift and retirement savings plan in which most U.S. employees of the Company are eligible to participate. For a limited number of its U.S. employees and for some of its non-U.S. employees, the Company maintains defined benefit pension plans. The Company accounts for these pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions." Under these accounting standards, the Company makes assumptions regarding the valuation of benefit obligations and performance of plan assets. The principal assumptions concern the discount rate used to measure future obligations, the expected future rate of return on plan assets, the expected rate of future compensation increases and various other actuarial assumptions. In general, changes to these assumptions could have a significant impact on the costs and liabilities recorded under SFAS No. 87. Since only a limited number of employees are covered by these plans, such impact is not considered material to the Company.

        Income Taxes—The Company's deferred tax assets arise from net deductible temporary differences and tax benefit carry forwards. The Company evaluates whether its taxable earnings during the periods when the temporary differences giving rise to deferred tax assets become deductible or when tax benefit carry forwards may be utilized should be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration dates of tax benefit carry forwards or the projected taxable earnings indicate that realization is not likely, the Company provides a valuation allowance.

        In assessing the need for a valuation allowance, the Company estimates future taxable earnings, with consideration for the feasibility of ongoing tax planning strategies and the realizability of tax benefit carry forwards, to determine which deferred tax assets are more likely than not to be realized in the future. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable earnings. In the event that actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact the Company's consolidated financial statements.

        In calculating its worldwide provision for income taxes, the Company also evaluates its tax positions for years where the statutes of limitations have not expired. Based on this review, the Company may establish reserves for additional taxes and interest that could be assessed upon examination by relevant tax authorities. The Company adjusts these reserves in light of changing facts and circumstances, including the results of tax audits and changes in tax law.

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

        The Company's interest rate swaps are described in Note 11, "Derivatives and Hedging Activities," of the Notes to the Consolidated Financial Statements, which is contained in Item 8 of Part II of this Annual Report on Form 10-K.

        Under the terms of the Company's outstanding interest rate swap agreements in each year, the Company received interest at a fixed rate and paid interest at variable rates that were based on six-month London Interbank Offered Rate, or LIBOR. As a result, under the terms of the outstanding interest rate swap agreements in each year, interest expense increased $1.6 million, decreased $6.2 million and decreased $4.2 million for the years ended December 31, 2005, 2004 and 2003, respectively, due to changes in six-month LIBOR.

        At December 31, 2005 and 2004, the Company had no collars or options outstanding.

        At December 31, 2005 and 2004, the carrying value of the Company's total debt, which includes the impact of outstanding interest rate swaps, was $2,076.2 million and $2,111.6 million, respectively. The Company's fixed rate debt at December 31, 2005 and 2004, including the impact of interest rate swaps, was $1,767.7 million and $1,800.5 million, respectively. The fair value of the Company's fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total debt, including the impact of outstanding interest rate swaps, was $2,135.7 million at December 31, 2005 compared with $2,231.6 million at December 31, 2004. A hypothetical 10% decrease in interest rates would result in an increase in the fair value of the total debt balance at December 31, 2005 of $73.4 million. These changes in the fair value of the Company's fixed rate debt do not alter the Company's obligations to repay the outstanding principal amount of such debt.

Foreign Exchange Rates

        The Company uses foreign currency forward contracts to fix the amount payable on transactions denominated in foreign currencies. The terms of these instruments are generally twelve months or less. At December 31, 2005 and 2004, the Company had foreign currency forward contracts with an aggregate notional amount of approximately $309.3 million and $342.3 million, respectively. The estimated fair values of these contracts, which represent the estimated net payments that would be paid or received by the Company in the event of termination of these contracts based on the then current foreign exchange rates, was a net receivable at December 31, 2005 of $0.6 million and zero at December 31, 2004. A hypothetical 10% adverse change in foreign exchange rates at December 31, 2005 would have caused the Company to pay approximately $20.8 million to terminate these contracts.

        The Company may use other derivative instruments from time to time, such as foreign exchange options to manage exposure due to foreign exchange rates and interest rate and currency swaps related to access to additional sources of international financing. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At December 31, 2005 and 2004, the Company had no foreign exchange options or interest rate and currency swap agreements outstanding.

        The Company's outstanding debt is generally denominated in the functional currency of the borrowing subsidiary. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $262.9 million and $292.0 million at December 31, 2005 and 2004, respectively. The Company believes that this enables it to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities.

Commodities

        The Company uses various commodity raw materials such as plastic resins and energy products such as electric power and natural gas in conjunction with its manufacturing processes. Generally, the Company acquires these components at market prices and does not use financial instruments to hedge commodity prices. Moreover, the Company's supply chain team seeks to maintain appropriate levels of commodity raw material inventories thus minimizing the expense and risks of carrying excess inventories. The Company does not typically purchase substantial quantities in advance of production requirements. As a result, the Company is exposed to market risks related to changes in commodity prices of these components.

Item 8.    Financial Statements and Supplementary Data

        The following consolidated financial statements of the Company are filed as part of this report.

Sealed Air Corporation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Sealed Air Corporation:

        We have audited the accompanying consolidated balance sheets of Sealed Air Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited consolidated financial statement schedule II—valuation and qualifying accounts and reserves. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sealed Air Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sealed Air Corporation's internal control over financial reporting as of December 31, 2005, based on criteria established in "Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)," and our report dated March 14, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
Short Hills, New Jersey
March 14, 2006

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended December 31, 2005, 2004 and 2003

(In millions of dollars, except for per share data)

	2005	2004	2003
Net sales	$4,085.1	$3,798.1	$3,531.9
Cost of sales	2,927.1	2,636.0	2,419.1

Gross profit	1,158.0	1,162.1	1,112.8
Marketing, administrative and development expenses	645.9	626.1	572.4
Restructuring and other charges (credits)	1.7	33.0	(0.5)

Operating profit	510.4	503.0	540.9
Interest expense	(149.7)	(153.7)	(136.0)
Loss on debt redemption and repurchases	—	(32.2)	(33.6)
Other income, net	15.9	5.8	5.6

Earnings before income tax expense	376.6	322.9	376.9
Income tax expense	120.8	107.3	136.5

Net earnings	$255.8	$215.6	$240.4

Less: Excess of redemption price over book value of Series A convertible preferred stock	—	—	(25.5)
Add: Excess of book value over repurchase price of Series A convertible preferred stock	—	—	0.8
Less: Series A convertible preferred stock dividends	—	—	(28.6)

Net earnings ascribed to common shareholders—basic	$255.8	$215.6	$187.1

Earnings per common share:
Basic	$3.09	$2.56	$2.21

Diluted	$2.69	$2.25	$1.97

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2005 and 2004

(In millions of dollars, except share data)

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$455.8	$358.0
Short-term investments—available-for-sale securities	44.1	54.1
Notes and accounts receivable, net of allowances for doubtful accounts of $16.6 in 2005 and $18.4 in 2004	674.0	662.5
Inventories	409.1	417.9
Prepaid expenses and other current assets	11.4	17.0
Deferred income taxes	101.0	101.7

Total current assets	1,695.4	1,611.2
Property and equipment, net	911.2	1,008.6
Goodwill	1,908.8	1,918.0
Deferred income taxes	130.4	101.7
Other assets	218.4	215.5

Total Assets	$4,864.2	$4,855.0

Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings	$21.8	$19.8
Current portion of long-term debt	241.4	3.8
Accounts payable	250.3	248.5
Deferred income taxes	4.6	5.7
Asbestos settlement liability	512.5	512.5
Other current liabilities	502.9	513.5

Total current liabilities	1,533.5	1,303.8
Long-term debt, less current portion	1,813.0	2,088.0
Deferred income taxes	23.9	26.9
Other liabilities	101.7	102.8

Total Liabilities	3,472.1	3,521.5

Commitments and contingencies (Note 16)
Shareholders' equity:
Preferred stock, $0.10 par value per share. Authorized 50,000,000 shares; issued no shares in 2005 and 2004	—	—
Common stock, $0.10 par value per share. Authorized 400,000,000 shares; issued 86,142,741 shares in 2005 and 85,836,102 shares in 2004	8.6	8.6
Common stock reserved for issuance related to asbestos settlement, 9,000,000 shares, $0.10 par value per share, in 2005 and 2004	0.9	0.9
Additional paid-in capital	1,075.5	1,059.8
Retained earnings	715.1	459.3
Deferred compensation	(17.8)	(17.9)

	1,782.3	1,510.7

Minimum pension liability, net of taxes	(5.3)	(3.3)
Cumulative translation adjustment	(169.7)	(77.8)
Unrecognized gain on derivative instruments, net of taxes	6.8	7.6

Accumulated other comprehensive loss	(168.2)	(73.5)

Cost of treasury common stock, 4,691,086 shares in 2005 and 2,211,886 shares in 2004	(222.0)	(103.7)

Total Shareholders' Equity	1,392.1	1,333.5

Total Liabilities and Shareholders' Equity	$4,864.2	$4,855.0

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

Years Ended December 31, 2005, 2004 and 2003

(In millions of dollars)

		Common Stock Reserved for Issuance Related to Asbestos Settlement				Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Minimum Pension Liability	Cumulative Translation Adjustment	Unrecognized Gain (Loss) on Derivative Instruments	Treasury Common Stock	Total
Balance at December 31, 2002	$8.5	$0.9	$1,037.1	$31.9	$(9.9)	$(2.2)	$(222.2)	$—	$(31.1)	$813.0
Effect of contingent stock transactions, net	0.1	—	14.6	—	(6.4)	—	—	—	—	8.3
Shares issued for non-cash compensation	—	—	(1.7)	—	—	—	—	—	11.5	9.8
Exercise of stock options	—	—	4.7	—	—	—	—	—	—	4.7
Redemption of preferred stock	—	—	(25.5)	—	—	—	—	—	—	(25.5)
Purchase of preferred stock	—	—	0.8	—	—	—	—	—	—	0.8
Conversion of preferred stock	—	—	16.9	—	—	—	—	—	—	16.9
FAS 87 pension adjustment, net of taxes	—	—	—	—	—	0.6	—	—	—	0.6
Foreign currency translation	—	—	—	—	—	—	75.2	—	—	75.2
Unrecognized gain on derivative instruments, net of taxes	—	—	—	—	—	—	—	8.0	—	8.0
Net earnings	—	—	—	240.4	—	—	—	—	—	240.4
Dividends on preferred stock	—	—	—	(28.6)	—	—	—	—	—	(28.6)

Balance at December 31, 2003	8.6	0.9	1,046.9	243.7	(16.3)	(1.6)	(147.0)	8.0	(19.6)	1,123.6

Effect of contingent stock transactions, net	—	—	11.6	—	(1.6)	—	—	—	(0.2)	9.8
Shares issued for non-cash compensation	—	—	0.2	—	—	—	—	—	—	0.2
Shares issued for pre-paid royalties to a non-employee	—	—	—	—	—	—	—	—	2.3	2.3
Exercise of stock options	—	—	1.1	—	—	—	—	—	—	1.1
Purchase of common stock	—	—	—	—	—	—	—	—	(86.2)	(86.2)
FAS 87 pension adjustment, net of taxes	—	—	—	—	—	(1.7)	—	—	—	(1.7)
Foreign currency translation	—	—	—	—	—	—	69.2	—	—	69.2
Unrecognized loss on derivative instruments, net of taxes	—	—	—	—	—	—	—	(0.4)	—	(0.4)
Net earnings	—	—	—	215.6	—	—	—	—	—	215.6

Balance at December 31, 2004	8.6	0.9	1,059.8	459.3	(17.9)	(3.3)	(77.8)	7.6	(103.7)	1,333.5

Effect of contingent stock transactions, net	—	—	12.9	—	0.1	—	—	—	(1.9)	11.1
Shares issued for non-cash compensation	—	—	0.1	—	—	—	—	—	—	0.1
Pre-paid royalties to a non-employee	—	—	0.2	—	—	—	—	—	—	0.2
Exercise of stock options	—	—	2.5	—	—	—	—	—	—	2.5
Purchase of common stock	—	—	—	—	—	—	—	—	(116.4)	(116.4)
FAS 87 pension adjustment, net of taxes	—	—	—	—	—	(2.0)	—	—	—	(2.0)
Foreign currency translation	—	—	—	—	—	—	(91.9)	—	—	(91.9)
Unrecognized loss on derivative instruments, net of taxes	—	—	—	—	—	—	—	(0.8)	—	(0.8)
Net earnings	—	—	—	255.8	—	—	—	—	—	255.8

Balance at December 31, 2005	$8.6	$0.9	$1,075.5	$715.1	$(17.8)	$(5.3)	$(169.7)	$6.8	$(222.0)	$1,392.1

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003

(In millions of dollars)

	2005	2004	2003
Cash flows from operating activities:
Net earnings	$255.8	$215.6	$240.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	155.8	159.6	154.1
Other amortization	18.8	19.9	19.1
Amortization of senior debt related items and other	3.2	3.2	2.4
Non-cash portion of restructuring and other charges	—	10.3	—
Deferred tax provisions	(29.8)	(32.7)	(23.4)
Net loss on long-term debt redemption and repurchases	—	32.2	33.6
Net (gain) loss on disposals of property and equipment	(1.6)	0.9	2.3
Changes in operating assets and liabilities, net of businesses acquired:
Notes and accounts receivable	(36.7)	(19.1)	(20.3)
Inventories	(7.0)	(29.1)	(11.6)
Other current assets	5.8	2.4	(5.4)
Other assets	(16.0)	(16.3)	(2.9)
Accounts payable	16.7	48.5	9.2
Other current liabilities	(5.1)	40.1	61.5
Other liabilities	(1.7)	0.7	10.7

Net cash provided by operating activities	358.2	436.2	469.7

Cash flows from investing activities:
Capital expenditures for property and equipment	(96.9)	(102.7)	(124.3)
Purchases of available-for-sale securities	(339.8)	(403.0)	(203.3)
Sale of available-for-sale securities	349.8	416.1	136.1
Proceeds from sales of property and equipment	3.3	5.0	3.4
Businesses acquired in purchase transactions, net of cash acquired and other	(0.2)	(6.4)	(2.5)

Net cash used in investing activities	(83.8)	(91.0)	(190.6)

Cash flows from financing activities:
Proceeds from long-term debt	0.1	20.4	1,582.0
Payment of long-term debt, including debt redemption and repurchases	(4.1)	(237.8)	(276.7)
Payment of senior debt issuance costs	(1.8)	—	(19.5)
Net proceeds from the termination of interest rate swap agreements	—	1.6	0.7
Net proceeds from the termination of treasury lock agreements	—	—	13.9
Net proceeds (payments) of short-term borrowings	1.3	0.6	(37.3)
Repurchases of common stock	(116.4)	(86.2)	—
Repurchases of preferred stock	—	—	(36.7)
Redemption of preferred stock	—	—	(1,298.1)
Dividends paid on preferred stock	—	—	(41.9)
Proceeds from stock option exercises	2.5	1.1	4.7

Net cash used in financing activities	(118.4)	(300.3)	(108.9)

Effect of exchange rate changes on cash and cash equivalents	(58.2)	15.3	0.8

Cash and cash equivalents:
Net change during the period	97.8	60.2	171.0
Balance, beginning of period	358.0	297.8	126.8

Balance, end of period	$455.8	$358.0	$297.8

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2005, 2004 and 2003

(In millions of dollars)

	2005	2004	2003
Net earnings	$255.8	$215.6	$240.4
Other comprehensive income (loss):
Minimum pension liability, net of income tax (benefit) expense of $(1.1), $(1.0) and $0.5 in 2005, 2004 and 2003, respectively	(2.0)	(1.7)	0.6
Unrecognized (loss) gain on derivative instruments, net of income tax (benefit) expense of $(0.4), $(0.4) and $5.3 in 2005, 2004 and 2003, respectively	(0.8)	(0.4)	8.0
Foreign currency translation adjustments	(91.9)	69.2	75.2

Comprehensive income	$161.1	$282.7	$324.2

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

        The Company conducts substantially all of its business through two direct wholly-owned subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US). These two subsidiaries directly and indirectly own substantially all of the assets of the business and conduct operations themselves and through subsidiaries around the globe. The Company adopted this corporate structure in connection with the Cryovac transaction. See Note 16 for a description of the Cryovac transaction and related terms used in these Notes to the Consolidated Financial Statements.

Note 2 Summary of Significant Accounting Policies

Basis of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company has eliminated all significant inter-company transactions and balances in consolidation. All amounts are approximate due to rounding. Prior period amounts have been reclassified to conform to the current year's presentation. The principal reclassification related to $35.4 million of deferred tax liabilities which were reclassified from non-current deferred tax assets to goodwill at December 31, 2004. This reclassification had no impact on the results of operations or cash flows of the Company.

Use of Estimates

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, known as U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. These estimates include assessing the collectibility of accounts receivable, the use and recoverability of inventory, the realization of deferred tax assets, useful lives and recoverability of tangible and intangible assets, assumptions used in the Company's defined benefit pension plans, estimates related to self-insurance such as the aggregate liability for uninsured claims using historical experience, insurance company estimates and estimated trends in claim values, valuation allowances related to deferred taxes, and accruals for commitments and contingencies, among others. The Company reviews estimates and assumptions periodically and reflects the effects of revisions in the consolidated financial statements in the period it determines any revisions to be necessary. Actual results could differ from these estimates.

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

        The Company's practice is to terminate derivative transactions if the underlying asset or liability matures or is sold or terminated, or if the Company determines the underlying forecasted transaction is no longer probable of occurring. Any deferred gains or losses associated with derivative instruments, which on infrequent occasions may be terminated prior to maturity, are recognized in the statement of operations in the period in which the income or expense on the underlying hedged transaction is recognized.

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

Commitments and Contingencies—Litigation

        On an ongoing basis, the Company assesses the potential liabilities related to any lawsuits or claims brought against it. While it is typically very difficult to determine the timing and ultimate outcome of these actions, the Company uses its best judgment to determine if it is probable that it will incur an expense related to the settlement or final adjudication of these matters and whether a reasonable estimation of the probable loss, if any, can be made. In assessing probable losses, the

Company makes estimates of the amount of insurance recoveries, if any. The Company accrues a liability when it believes a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recovery, it is possible that disputed matters may be resolved for amounts materially different from any provisions or disclosures that the Company has previously made. The Company expenses legal costs, including those legal costs expected to be incurred in connection with a loss contingency, as incurred.

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

Research and Development

        The Company expenses research and development costs as incurred. Research and development costs were $75.8 million, $73.2 million and $69.0 million in 2005, 2004 and 2003, respectively.

Stock-Based Compensation

        The Company applies the fair value based method of accounting for stock-based compensation as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company's primary stock-based employee compensation program is its 2005 Contingent Stock Plan, which replaced the 1998 Contingent Stock Plan. See Note 17 for further information on these plans.

Terminated Stock Option Plans

        As of March 31, 1998 in connection with the Cryovac transaction (see Note 16), the Company terminated stock option plans in which specified employees of the Cryovac packaging business participated prior to that date, except with respect to options that remained outstanding as of that date. All of these options had been granted at an exercise price equal to the fair market value of the underlying shares on the date of grant. All options outstanding upon the termination of the stock option plans in 1998 had fully vested prior to December 31, 2000. Since 1997, the Company has not issued any stock option awards and has no plans to do so in the future.

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

        The Company accounts for income taxes under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax benefit carry forwards. The Company determines deferred tax liabilities and assets at the end of each period using enacted tax rates.

        The Company evaluates whether its taxable earnings during the periods when the temporary differences giving rise to deferred tax assets become deductible or when tax benefit carry forwards may be utilized should be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration dates of tax benefit carry forwards or the projected taxable earnings indicate that realization is not likely, the Company provides a valuation allowance.

        In assessing the need for a valuation allowance, the Company estimates future taxable earnings, with consideration for the feasibility of ongoing tax planning strategies and the realizability of tax benefit carry forwards, to determine which deferred tax assets are more likely than not to be realized in the future. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable earnings. In the event that actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially affect the Company's consolidated financial statements.

        In calculating its worldwide provision for income taxes, the Company also evaluates its tax positions for years where the statutes of limitations have not expired. Based on this review, the Company may establish reserves for additional taxes and interest that could be assessed upon examination by relevant tax authorities. The Company adjusts these reserves in light of changing facts and circumstances, including the results of tax audits and changes in tax law.

Cash and Cash Equivalents

        The Company considers highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company's policy is to invest cash in excess of short-term operating and debt service requirements in cash equivalents and short-term investments (discussed below). These instruments are stated at cost, which approximates market value because of the short maturity of the instruments.

Short-Term Investments—Available-for-Sale Securities

        The Company's short-term investments consist of auction rate securities, which are classified as available-for-sale securities. The Company determines the classification at the time of purchase and reassesses it as of each balance sheet date. Available-for-sale securities are marked-to-market based on quoted market values of the securities, with the unrealized gains or losses, if any, reported as a component of accumulated other comprehensive income (loss), net of tax. The Company recognizes realized gains and losses on the sales of the securities on a specific identification method and includes them in other income, net, in its consolidated statement of operations. The Company includes interest and dividends on securities classified as available-for-sale in other income, net. The Company has classified its available-for-sale securities as current assets regardless of their maturity as they are highly liquid and available for use in current operations.

Accounts Receivable Securitization

        The Company's two primary U.S. operating subsidiaries are party to an accounts receivable securitization program under which they sell eligible U.S. accounts receivable to an indirectly wholly-owned subsidiary of the Company that was formed for the sole purpose of entering into this program. The wholly-owned subsidiary in turn may sell an undivided ownership interest in these receivables to a bank or an issuer of commercial paper administered by that bank. The wholly-owned subsidiary retains the receivables it purchases from the two operating subsidiaries, except those as to which it sells interests to the bank or to the issuer of commercial paper. If the wholly-owned subsidiary sells undivided ownership interests in receivables, the Company removes the transferred ownership interest amounts from its consolidated balance sheet at the time of the sale and reflects the proceeds from the sale in cash provided by operating activities in the consolidated statement of cash flows.

        The Company reflects retained receivables in notes and accounts receivable on its consolidated balance sheet, and the carrying amounts thereof approximate fair value because of the relatively short-term nature of the receivables. The Company reflects costs associated with the sale of receivables in other income, net, in the Company's consolidated statement of operations.

Notes and Accounts Receivable

        In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. Notes and accounts receivable, as shown on the consolidated balance sheets, are net of allowances for doubtful accounts. The Company maintains accounts receivable allowances for estimated losses resulting from the inability of its customers to make required payments. Additional allowances may be required if the financial condition of the Company's customers deteriorates.

Inventories

        The Company determines the cost of most U.S. inventories on a last-in, first-out or LIFO cost flow basis. The cost of U.S. equipment inventories and most non-U.S. inventories is determined on a first-in, first-out or FIFO cost flow basis. The Company states inventories at the lower of cost or market. The sale of inventory and the related notes and accounts receivable are classified as an operating activity in the Company's consolidated statements of cash flows.

Property and Equipment

        The Company states property and equipment at cost, except for property and equipment that have been impaired, for which the Company reduces the carrying amount to the estimated fair value at the impairment date. The Company capitalizes significant improvements, and the Company charges repairs and maintenance costs that do not extend the lives of the assets to expense as incurred. The Company removes the cost and accumulated depreciation of assets sold or otherwise disposed of from the accounts and recognizes any resulting gain or loss upon the disposition of the assets.

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

Long-Lived Assets

Impairment of Long-Lived Assets

        The Company periodically reviews long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company recognizes impairments when the expected future undiscounted cash flows derived from long-lived assets are less than their carrying value. For these cases, the Company recognizes losses in an amount equal to the difference between the fair value and the carrying amount. The Company records assets to be disposed of by sale or abandonment, where management has the current ability to remove these assets from operations, at the lower of carrying amount or fair value less cost of disposition. The Company suspends depreciation for these assets during the disposal period, which is generally less than one year. Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and possible impairment expense in the Company's consolidated financial statements.

Conditional Asset Retirement Obligations

        The Company recognizes a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the Company. In addition, the Company would record a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of such long-lived asset.

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

Pensions

        The Company maintains a non-contributory profit sharing plan and contributory thrift and retirement savings plan in which most U.S. employees of the Company are eligible to participate. For a limited number of its U.S. employees and for some of its non-U.S. employees, the Company maintains defined benefit pension plans. The Company accounts for these pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions." Under these accounting standards, the Company makes assumptions regarding the valuation of benefit obligations and performance of plan assets. The principal assumptions concern the discount rate used to measure future obligations, the expected future rate of return on plan assets, the expected rate of future compensation increases and various other actuarial assumptions. In general, changes to these assumptions could have a significant impact on the costs and liabilities recorded under SFAS No. 87. Since only a limited number of employees are covered by these plans, such impact is not considered material to the Company.

Earnings per Common Share

        The Company calculates basic earnings per common share by dividing net earnings ascribed to common shareholders by the weighted average common shares outstanding for the period. Net earnings ascribed to common shareholders represents net earnings adjusted for gains (losses) attributable to the repurchase or redemption of preferred stock for an amount below or above its book value, less preferred stock dividends. The Company redeemed all of the outstanding shares of its Series A convertible preferred stock on July 18, 2003. The computation of diluted earnings per common share is similar, except that the weighted average common shares outstanding for the period are adjusted to reflect the potential issuance of dilutive shares, which includes the effect of the conversion of the Company's 3% convertible senior notes, and net earnings ascribed to common shareholders are adjusted to reflect the reduction to interest expense, net of income taxes, that would occur as a result of the assumed conversion of the 3% convertible senior notes.

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

        The Food Packaging segment consists primarily of flexible materials and related systems such as shrink bag and film products, non-shrink films, and associated packaging equipment systems marketed and sold primarily under the Cryovac® trademark. Customers use these products to package a broad range of perishable foods, as well as medical products. Also included in this segment are rigid packaging and absorbent pads, such as foam and solid plastic trays and containers for the packaging of a wide variety of food products and absorbent pads used for the packaging of meat, fish and poultry. Net sales of flexible materials and related systems were: 2005—$2,122.8 million; 2004—$1,976.5 million; and 2003—$1,868 million. Net sales of rigid packaging and absorbent pads were: 2005—$409.3 million; 2004—$370.4 million; and 2003—$350.6 million. The Company primarily sells products in this segment to food processors, distributors, supermarket retailers and food service businesses.

        The Protective Packaging segment consists primarily of cushioning and surface protection products such as Bubble Wrap® cushioning and other air cellular cushioning materials; shrink and non-shrink films principally for non-food applications; polyurethane foam packaging systems sold under the Instapak® trademark; polyethylene foam sheets and planks; Jiffy® mailers and bags and other protective and durable mailers and bags; paper-based protective packaging materials; suspension and retention packaging; inflatable packaging; and packaging systems. Net sales of cushioning and surface protection products were: 2005—$1,502 million; 2004—$1,396.4 million; and 2003—$1,265.4 million. Net sales of other products for 2005, 2004 and 2003 were approximately 1% of consolidated net sales. The Company primarily sells products in this segment to distributors and manufacturers in a wide variety of industries.

	2005	2004	2003
Net sales
Food Packaging	$2,532.1	$2,346.9	$2,218.6
Protective Packaging	1,553.0	1,451.2	1,313.3

Total	$4,085.1	$3,798.1	$3,531.9

Operating profit
Food Packaging	$324.1	$319.3	$349.2
Protective Packaging	189.0	217.6	191.8

Total segments	513.1	536.9	541.0
Restructuring and other (charges) credits(1)	(1.7)	(33.0)	0.5
Unallocated corporate operating expenses	(1.0)	(0.9)	(0.6)

Total	$510.4	$503.0	$540.9

Depreciation and amortization(2)
Food Packaging	$115.1	$117.3	$111.9
Protective Packaging	59.5	62.2	61.3

Total	$174.6	$179.5	$173.2

Capital expenditures(2)
Food Packaging	$80.7	$81.3	$95.5
Protective Packaging	16.2	21.4	28.8

Total	$96.9	$102.7	$124.3

Assets(2)
Food Packaging	$1,875.9	$1,842.8	$1,805.6
Protective Packaging	947.1	961.5	937.7

Total segments	2,823.0	2,804.3	2,743.3
Corporate (including goodwill of $1,908.8, $1,918.0 and $1,904.1 in 2005, 2004 and 2003, respectively)	2,041.2	2,050.7	1,960.8

Total	$4,864.2	$4,855.0	$4,704.1

(1)
In 2005, includes a charge of $0.8 for Food Packaging and a charge of $0.9 for Protective Packaging. In 2004, includes a charge of $28.8 for Food Packaging and a charge of $4.2 for Protective Packaging. In 2003, includes a credit of $0.3 for Food Packaging and a credit of $0.2 for Protective Packaging.

(2)
The Company uses plant, equipment and other resources of the Food Packaging segment to manufacture films sold by the Protective Packaging segment for non-food applications. The Company allocates a proportionate share of capital expenditures, assets, depreciation and other costs of manufacturing to the Protective Packaging segment.

Geographic Information

	2005	2004	2003
Net sales:(1)
United States	$1,972.9	$1,851.8	$1,844.8
Canada	140.3	126.9	113.7
Europe	1,172.7	1,111.6	968.8
Latin America	297.1	259.4	228.1
Asia Pacific	502.1	448.4	376.5

Total	$4,085.1	$3,798.1	$3,531.9

Total long-lived assets:(1)
United States	$2,343.9	$2,378.6	$2,438.0
Canada	29.1	30.4	30.4
Europe	446.2	510.9	468.6
Latin America	63.3	52.5	51.1
Asia Pacific	155.9	169.7	167.7

Total(2)	$3,038.4	$3,142.1	$3,155.8

(1)
Net sales attributed to the geographic areas represent trade sales to external customers. No non-U.S. country has net sales in excess of 10% of consolidated net sales or long-lived assets in excess of 10% of consolidated long-lived assets.

(2)
Total long-lived assets are total assets excluding total current assets and deferred income taxes.

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

        The allocation of goodwill in accordance with SFAS No. 142 for the years ended December 31, 2005 and 2004 was as follows:

	Balance at Beginning of Period	Goodwill Acquired During the Year	Foreign Currency Translation and Other	Balance at End of Period
Year Ended December 31, 2005
Food Packaging	$549.8	$0.7	$(10.1)	$540.4
Protective Packaging	1,368.2	0.8	(0.6)	1,368.4

Total	$1,918.0	$1.5	$(10.7)	$1,908.8

Year Ended December 31, 2004
Food Packaging	$538.4	$—	$11.4	$549.8
Protective Packaging	1,365.7	2.3	0.2	1,368.2

Total	$1,904.1	$2.3	$11.6	$1,918.0

Note 4 Short Term Investments-Available for Sale Securities

        At December 31, 2005 and 2004, the Company's available-for-sale securities consisted of auction rate securities for which interest or dividend rates are generally re-set for periods of up to 90 days. At December 31, 2005 the Company held auction rate securities of $44.1 million of which $9.4 million had contractual maturities in 2031 and $34.7 million were investments in preferred stock with no maturity dates. At December 31, 2004, the Company held auction rate securities of $54.1 million, which were investments in preferred stock with no maturity dates.

        At December 31, 2005 and 2004, the fair value of the available-for-sale securities held by the Company was equal to their cost. There were no gross realized gains or losses from the sale of available-for-sale securities in 2005, 2004 and 2003.

Note 5 Accounts Receivable Securitization

        In December 2001, the Company and a group of its U.S. subsidiaries entered into an accounts receivable securitization program with a bank and an issuer of commercial paper administered by the bank. On December 7, 2004, which was the scheduled expiration date of this program, the parties extended this program for an additional term of three years ending December 7, 2007.

        Under this receivables program, the Company's two primary operating subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US), sell all of their eligible U.S. accounts receivable to Sealed Air Funding Corporation, an indirectly wholly-owned subsidiary of the Company that was formed for the sole purpose of entering into the receivables program. Sealed Air Funding in turn may sell undivided ownership interests in these receivables to the bank and the issuer of commercial paper, subject to specified conditions, up to a maximum of $125 million of receivables interests outstanding from time to time.

        Sealed Air Funding retains the receivables it purchases from the operating subsidiaries, except those as to which it sells receivables interests to the bank or the issuer of commercial paper. The Company has structured the sales of accounts receivable by the operating subsidiaries to Sealed Air Funding, and the sales of receivables interests from Sealed Air Funding to the bank and the issuer of commercial paper, as "true sales" under applicable laws. The assets of Sealed Air Funding are not available to pay any creditors of the Company or of the Company's other subsidiaries or affiliates. The Company accounts for these transactions as sales of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities."

        To secure the performance of their obligations under the receivables program, Sealed Air Funding and the operating subsidiaries granted a first priority security interest to the bank, as agent, in accounts receivable owned by them, proceeds and collections of those receivables and other collateral. The bank and the issuer of commercial paper have no recourse to the Company's, the operating subsidiaries' or Sealed Air Funding's other assets for any losses resulting from the financial inability of customers to pay amounts due on the receivables when they become due. As long as a termination event with respect to the receivables program has not occurred, the operating subsidiaries service, administer and collect the receivables under the receivables program as agents on behalf of Sealed Air Funding, the bank and the issuer of commercial paper.

        Prior to a termination event under the receivables program, Sealed Air Funding uses collections of receivables not otherwise required to be paid to the bank or the issuer of commercial paper to purchase new eligible receivables from the operating subsidiaries. The Company has undertaken to cause the operating subsidiaries to perform their obligations under the receivables program.

        The receivables program contains financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these ratios at December 31, 2005.

        Under limited circumstances, the bank and the issuer of commercial paper can terminate purchases of receivables interests prior to the above dates. A downgrade of the Company's long-term senior unsecured debt to BB- or below by Standard & Poor's Rating Services or Ba3 or below by Moody's Investors Service, Inc., or failure to comply with interest coverage and debt leverage ratios could result in termination of the receivables program.

        During 2005, Sealed Air Funding sold an undivided ownership interest in $35 million of eligible receivables under the receivables program. Payments on the Company's receivables that were applied to these receivables interests in accordance with the terms of the program reduced the amount of receivables interests held by the bank or the issuer of commercial paper that are parties to the program to zero during 2005. Therefore, as of December 31, 2005, neither the bank nor the issuer of commercial paper held any receivables interests and the Company did not remove any related amounts from the assets reflected on its consolidated balance sheet at December 31, 2005.

        The operating subsidiaries did not sell any receivables interests under the receivables program during 2004, and therefore the Company did not remove any related amounts from the consolidated assets reflected on the Company's consolidated balance sheet at December 31, 2004.

        At December 31, 2005 and 2004, the receivables program provided for a program fee of 0.375% per annum on the greater of the unpaid amount of the receivables interests sold by Sealed Air Funding and 50% of the $125.0 million purchase limit under the program. The receivables program also provided for a commitment fee of 0.20% per annum on the lesser of the unused portion of the program and 50% of the purchase limit under the program.

        The costs associated with the receivables program are reflected in other income, net, in the Company's consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003. These costs primarily relate to program and commitment fees and other associated costs, which were $0.4 million, $0.5 million and $0.6 million for 2005, 2004 and 2003, respectively. The costs related to the loss on the sale of the receivables interests to the bank or the issuer of commercial paper during 2005 were immaterial. There were no costs related to the loss on the sale of receivables interests in 2004 and 2003 since the Company did not sell any receivables interests during those years.

Note 6 Inventories

	December 31,
	2005	2004
Inventories (at FIFO, which approximates replacement value)
Raw materials	$97.9	$106.1
Work in process	90.1	87.2
Finished goods	256.7	249.5

	444.7	442.8
Reduction of certain inventories to LIFO basis	(35.6)	(24.9)

Total	$409.1	$417.9

        At December 31, 2005 and 2004, the Company determined the value of non-equipment U.S. inventories by the last-in, first-out or LIFO inventory method. The value of U.S. inventories determined by that method amounted to $139.2 million and $138.9 million, respectively. If the Company had used the first-in, first-out or FIFO inventory method, which approximates replacement value, for these inventories, the balances would have been $35.6 million and $24.9 million higher at December 31, 2005 and 2004, respectively.

Note 7 Property and Equipment

	December 31,
	2005	2004
Land and improvements	$32.8	$35.5
Buildings	508.6	524.9
Machinery and equipment	1,917.7	1,969.6
Other property and equipment	126.9	137.0
Construction-in-progress	66.7	46.5

	2,652.7	2,713.5
Accumulated depreciation and amortization	(1,741.5)	(1,704.9)

Property and equipment, net	$911.2	$1,008.6

        Interest cost capitalized during 2005, 2004 and 2003 was $3.4 million, $4.7 million and $4.8 million, respectively.

Note 8 Goodwill and Identifiable Intangible Assets

Goodwill

        As of December 31, 2005 and 2004, the Company had unamortized goodwill in the amount of $1,908.8 million and $1,918.0 million, respectively. Beginning January 1, 2002, in accordance with SFAS No. 142, the Company stopped recording amortization expense related to goodwill. Although the Company no longer systematically amortizes goodwill, this standard requires that the Company conduct periodic reviews to assess whether or not the carrying amount of goodwill may be impaired. These reviews could result in future write-downs of goodwill, which would be reflected as a charge against operating income.

        Goodwill and intangible assets with indefinite useful lives have to be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company completed its annual testing for impairment for 2005, 2004 and 2003 during the fourth quarter of each year and determined that no impairment charge was necessary on a reporting unit basis in any of the periods. See Note 3, "Business Segment Information," for the allocation of goodwill by business segment.

Identifiable Intangible Assets

        As of December 31, 2005 and 2004, the Company had identifiable intangible assets with definite useful lives with a gross carrying value of $59.4 million and $61.3 million, respectively, less accumulated amortization of $47.9 million and $45.8 million, respectively. These identifiable intangible assets are included in other assets and are considered immaterial to the Company's consolidated balance sheets. Amortization of identifiable intangible assets was approximately $6 million for 2005. Assuming no change in the gross carrying value of identifiable intangible assets from the value at December 31, 2005, the estimated amortization for future years is as follows: 2006—$3.5 million; 2007—$2.7 million;

2008—$2.2 million; 2009—$1.1 million; and 2010—$0.4 million. At December 31, 2005 and 2004, there were no identifiable intangible assets, other than goodwill, with indefinite useful lives as defined by SFAS No. 142.

Note 9 Other Liabilities

	December 31,
	2005	2004
Other current liabilities:
Accrued salaries, wages and related costs	$128.8	$139.0
Accrued operating expenses	90.7	94.4
Income taxes payable	73.4	84.3
Accrued customer volume rebates	76.7	80.9
Accrued interest	128.3	97.4
Accrued restructuring costs for the 2004 restructuring program (Note 13)	5.0	17.5

Total	$502.9	$513.5

	December 31,
	2005	2004
Other liabilities:
Accrued employee benefit liability (Note 14)	$50.9	$49.8
Other postretirement liability	2.3	2.3
Accrued restructuring costs for the 2004 restructuring program (Note 13)	0.4	4.8
Other various liabilities	48.1	45.9

Total	$101.7	$102.8

Note 10 Debt and Credit Facilities

        At December 31, 2005 and 2004, the Company's total debt outstanding consisted of the amounts set forth on the following table:

	December 31, 2005	December 31, 2004
Short-term borrowings and current portion of long-term debt:
Short-term borrowings	$21.8	$19.8
Current portion of long-term debt	241.4	3.8

Total current debt	263.2	23.6

Long-term debt, less current portion:
5.625% Euro Notes due July 2006, less unamortized discount of $0.5 in 2004(1)	—	267.5
6.95% Senior Notes due May 2009, less unamortized discount of $0.7 in 2005 and $0.9 in 2004(1)	226.6	226.4
5.375% Senior Notes due April 2008, less unamortized discount and fair value adjustment of $13.3 in 2005 and $8.7 in 2004(1)(2)	286.7	291.3
5.625% Senior Notes due July 2013, less unamortized discount of $1.1 in 2005 and $1.2 in 2004(1)	398.9	398.8
6.875% Senior Notes due July 2033, less unamortized discount of $1.6 in 2005 and $1.6 in 2004(1)	448.4	448.4
3% Convertible Senior Notes due June 2033(1)	431.3	431.3
Other	21.1	24.3

Total long-term debt, less current portion	1,813.0	2,088.0

Total debt	$2,076.2	$2,111.6

(1)
Interest is payable semiannually in arrears, except for interest on the 5.625% euro notes, which is paid annually in arrears.

(2)
Amounts include adjustments due to interest rate swaps. See Note 11, "Derivatives and Hedging Activities".

5.625% Euro Notes

        Included in the current portion of long-term debt at December 31, 2005 are the 5.625% euro notes with a face value of €200 million, equivalent to U.S. $238.3 million at December 31, 2005. The 5.625% euro notes were classified as a current liability on the Company's consolidated balance sheet at December 31, 2005 since the notes mature in July 2006. The Company intends to use available cash to retire this debt when it matures. The carrying value of the 5.625% euro notes at December 31, 2005 and 2004 was $238.1 million and $267.5 million, respectively. The carrying value of the 5.625% euro notes decreased $29.7 million during 2005 as a result of the weakening of the euro compared with the U.S. dollar.

Lines of Credit

Revolving Credit Facilities

        The 2010 Facility—In July 2005, the Company entered into a $500 million senior unsecured multi-currency revolving credit facility due 2010, known as the 2010 facility. The 2010 facility replaced the Company's $350 million revolving credit facility due 2006, known as the 2006 facility. The 2010 facility is available for general corporate purposes including the payment of a portion of the $512.5 million cash payment, plus accrued interest (which was $90.3 million at December 31, 2005), required to be paid upon the effectiveness of an appropriate plan of reorganization in the W. R. Grace & Co. bankruptcy. The Company may re-borrow amounts repaid under the 2010 facility from time to time prior to the expiration or earlier termination of the 2010 facility. Facility fees are payable at the rate of 0.125% per annum on the total amounts available under the 2010 facility. The 2010 facility provides for changes in facility fees based on the Company's long-term senior unsecured debt ratings.

        The Company's obligations under the 2010 facility bear interest at floating rates, which are generally determined by adding the applicable borrowing margin to the base rate or the interbank rate for the relevant currency and time period. The 2010 facility provides for changes in borrowing margins based on the Company's long-term senior unsecured debt ratings.

        The 2010 facility contains other terms and conditions that are substantially the same as those contained in the 2006 facility. The terms include a requirement that, upon the occurrence of specified events that would adversely affect the settlement agreement in the Grace bankruptcy proceedings or would materially increase the Company's liability in respect of the Grace bankruptcy or the asbestos liability arising from the Cryovac transaction, the Company would be required to repay any amounts outstanding under the 2010 facility, or refinance the facility, within 60 days. See Note 16, "Commitments and Contingencies" under the captions "Asbestos Settlement and Related Costs" and "Cryovac Transaction; Contingencies Related to the Cryovac Transaction" for further discussion.

        The Company has not borrowed under the 2010 facility, and no borrowings were outstanding under the 2006 facility prior to its termination.

        ANZ Facility—The Company has an Australian dollar 170 million, dual-currency revolving credit facility, known as the ANZ facility, equivalent to U.S. $124.7 million at December 31, 2005. This credit facility was to expire on March 12, 2005 and the Company amended and extended the facility for a 5-year period expiring March 2010 with substantially equivalent terms and conditions. A syndicate of banks made this facility available to a group of the Company's Australian and New Zealand subsidiaries for general corporate purposes including refinancing of previously outstanding indebtedness. The Company may re-borrow amounts repaid under the ANZ facility from time to time prior to the expiration or earlier termination of the facility. The Company did not borrow under the ANZ facility during 2005, and no amounts were outstanding under this facility during the year.

        The Company's obligations under the ANZ facility bear interest at floating rates, which are generally determined by adding the applicable borrowing margin to the base rate or the interbank rate for the relevant currency and time period. The ANZ facility provides for changes in borrowing margins based on the Company's long-term senior unsecured debt ratings.

Other Lines of Credit

        Substantially all the Company's short-term borrowings of $21.8 million and $19.8 million at December 31, 2005 and 2004, respectively, were outstanding under lines of credit available to several of the Company's foreign subsidiaries. The weighted average interest rate on these outstanding lines of credit was 12.3% and 11.4% at December 31, 2005 and 2004, respectively. Amounts available under these credit lines as of December 31, 2005 and 2004 were approximately $200.1 million and $237.9 million, respectively, of which approximately $178.3 million and $218.1 million, respectively, were unused.

        The following table summarizes the Company's available lines of credit and committed and uncommitted lines of credit, including the credit lines discussed above, at December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
Used lines of credit	$27.2	$23.4
Unused lines of credit	797.6	694.2

Total available lines of credit	$824.8	$717.6

Available lines of credit—committed	$624.7	$479.7
Available lines of credit—uncommitted	200.1	237.9

Total available lines of credit	$824.8	$717.6

        The Company's principal credit lines were all committed and consisted of the 2010 facility in 2005, the 2006 facility in 2004, and the ANZ facility in 2005 and 2004. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

3% Convertible Senior Notes

        In July 2003, the Company issued 3% convertible senior notes that were exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act of 1933.

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

        In connection with the issuance of the 3% convertible senior notes, on September 5, 2003 the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register for resale the 6,160,708 shares of the Company's common stock issuable, subject to anti-dilution adjustments, upon conversion of the notes. The registration statement became effective on January 23, 2004. None of the notes have been converted and consequently none of those shares were issued or sold. The Company's obligation to keep the registration statement effective expired. As permitted under the registration rights agreement between the Company and the initial purchasers of the notes, the Company was permitted to terminate the registration statement. On September 2, 2005, the Company filed a post-effective amendment to the registration statement deregistering the shares.

Debt Redemption and Repurchases

2004 Debt Redemption

        On November 26, 2004, the Company used net cash of $211.8 million to redeem the entire outstanding aggregate principal amount, $177.5 million, of its 8.75% senior notes due July 1, 2008 and terminated interest rate swaps on the 8.75% senior notes having a total notional amount of $150 million. The Company issued the senior notes on June 26, 2001 under Rule 144A and Regulation S of the Securities Act of 1933. The Company determined the redemption price in accordance with the indenture governing the notes. The net cash used of $211.8 million consisted of cash used to purchase the senior notes at a premium plus accrued interest of $213.4 million and cash received of $1.6 million related to the termination of the interest rate swaps. The Company completed the redemption, funded with available cash, at a premium to the face amount of the notes, which resulted in a loss of $29.6 million, which the Company reflected in the statement of operations as "Loss on debt redemption and repurchases." The annual interest expense on the redeemed notes was approximately $15.5 million without giving effect to any interest rate swaps and the amortization of amounts related to the senior notes.

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

Covenants

        Each issue of the Company's outstanding senior notes and the Company's outstanding euro notes imposes limitations on the Company's operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. The 2010 facility contains financial covenants relating to interest coverage, debt leverage and minimum liquidity and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the asbestos settlement agreement discussed above. The ANZ facility contains financial covenants relating to debt leverage, interest coverage and tangible net worth and restrictions on the creation of liens, the incurrence of additional indebtedness and asset sales, in each case relating to the Australian and New Zealand subsidiaries of the Company that are borrowers under the facility. The Company was in compliance with these limitations, as applicable, at December 31, 2005 and 2004.

Debt Maturities

        Scheduled annual maturities of long-term debt, exclusive of debt discounts and the interest rate swap fair value adjustment, for the five years subsequent to December 31, 2005 and thereafter are as follows:

2006	$241.5
2007	3.6
2008	303.4
2009	230.7
2010(1)	435.9
Thereafter	856.0

Total	$2,071.1

(1)
This amount includes the 3% convertible senior notes since the holders of these notes have the option to require the Company to repurchase the senior notes on June 30 of 2010, 2013, 2018, 2023 and 2028 as described above.

Note 11 Derivatives and Hedging Activities

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

Foreign Currency Forward Contracts

        The Company is exposed to market risk, such as fluctuations in foreign currency exchange rates. The Company's subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purpose of the Company's foreign currency hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies. At December 31, 2005 and 2004, the Company was party to foreign currency forward contracts with an aggregate notional amount of $309.3 million maturing through September 2006 and $342.3 million, which matured through August 2005. The estimated fair values of these contracts, which represent the estimated net payments that would be paid or received by the Company in the event of termination of these contracts based on the then current foreign exchange rates, was a net receivable of $0.6 million at December 31, 2005 and approximately zero at December 31, 2004. These contracts qualified and were designated as cash flow hedges and had original maturities of less than twelve months.

Interest Rate Swaps

Interest Rate Swaps:

        From time to time, the Company may use interest rate swaps to manage its mix of fixed and floating rates on its outstanding indebtedness.

2005 Interest Rate Swaps

        At December 31, 2005, the Company had outstanding interest rate swaps with a total notional amount of $300 million that qualified and were designated as fair value hedges. The Company entered into these interest rate swaps to effectively convert its 5.375% senior notes due April 2008 into floating rate debt. At December 31, 2005, the Company recorded a mark to market adjustment to record a decrease of $12.5 million in the fair value of the 5.375% senior notes due April 2008 due to changes in interest rates and an offsetting increase to other liabilities to record the fair value of the related interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.

        In 2005, under the terms of the $300 million outstanding interest rate swap agreements, the Company received interest at a fixed rate and paid interest at variable rates that were based on six-month London Interbank Offered Rate, or LIBOR. As a result, interest expense increased by $1.6 million for the year ended December 31, 2005 due to increases in six-month LIBOR.

2004 Interest Rate Swaps

        At December 31, 2004, the Company had interest rate swaps with a total notional amount of $300 million that qualified and were designated as fair value hedges. The Company entered into these interest rate swaps to convert the 5.375% senior notes into floating rate debt. At December 31, 2004, the Company recorded a mark to market adjustment to record a decrease of $7.6 million in the fair value of the 5.375% senior notes due to changes in interest rates and an offsetting increase to other liabilities to record the fair value of the related interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.

        In connection with the Company's redemption of the entire outstanding principal amount, $177.5 million, of its 8.75% senior notes in November 2004 (see Note 10), the Company terminated interest rate swaps with a total notional amount of $150 million and received net cash proceeds of $1.6 million.

        In 2004, under the terms of the $450 million interest rate swap agreements outstanding during the year, the Company received interest at fixed rates and paid interest at variable rates that were based on six-month LIBOR. As a result, interest expense decreased by $6.2 million for the year ended December 31, 2004 due to lower levels of six-month LIBOR.

U.S. Treasury Locks

        During the three months ended June 30, 2003, the Company entered into U.S. Treasury lock agreements with a total notional amount of $700.0 million that qualified and were designated as cash flow hedges. U.S. Treasury lock agreements are instruments used to manage the risks associated with movements in U.S. Treasury rates. The Company entered into these agreements to manage interest rate risks arising from the planned issuance of the 5.375% senior notes in April 2003 and the planned issuance of the 5.625% senior notes and the 6.875% senior notes in July 2003. The Company terminated these U.S. Treasury lock agreements prior to June 30, 2003 and received net cash proceeds of $13.9 million. The Company has reflected this amount in other comprehensive income and is amortizing and reflecting it as a net reduction of interest expense over the lives of the respective senior notes. At December 31, 2005 and 2004, the Company was not party to any U.S. Treasury lock agreements.

Other Derivative Instruments

        The Company may use other derivative instruments from time to time, such as foreign exchange options to manage exposure due to foreign exchange rates and interest rate and currency swaps related to access to additional sources of international financing. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At December 31, 2005 and 2004, the Company had no foreign exchange options or interest rate and currency swap agreements outstanding.

Cash Flow Hedges

        The Company records gains and losses on derivatives qualifying as cash flow hedges in other comprehensive income (loss), to the extent that these hedges are effective and until it recognizes the underlying transactions in earnings, at which time it recognizes these gains and losses in the consolidated statement of operations. Other comprehensive income (loss) for the years ended December 31, 2005, 2004 and 2003 reflected net unrealized after tax (losses) gains of $(0.8) million ($(1.2) million pre-tax), $(0.4) million ($(0.8) million pre-tax), and $8.0 million ($13.3 million pre-tax), respectively. The estimated net amount of the existing unrecognized net gain on derivative instruments that the Company expects to be reflected in the consolidated statement of operations within the next twelve months is $1.0 million, pre-tax. The unrealized amounts in other comprehensive income (loss) will fluctuate based on changes in the fair value of open contracts during each reporting period. The Company's cash flow hedges for the years ended December 31, 2005 and 2004 were effective hedges, meaning that they qualified for hedge accounting treatment.

Note 12 Financial Instruments

        Under U.S. GAAP, the Company must disclose its estimate of the fair value of material financial instruments, including those recorded as assets or liabilities in its consolidated financial statements and derivative financial instruments.

        The carrying amounts of current assets and liabilities approximate fair value due to their short-term maturities.

        The fair value of the Company's euro notes and senior notes are based on quoted market prices. The Company derived the fair value estimates of the Company's various other debt instruments by evaluating the nature and terms of each instrument, considering prevailing economic and market conditions, and examining the cost of similar debt offered at the balance sheet date. These estimates are subjective and involve uncertainties and matters of significant judgment, and therefore the Company cannot determine them with precision. Changes in assumptions could significantly affect the Company's estimates.

        The fair value of the debt in the table below differs from the carrying amount due to changes in interest rates based on market conditions as of December 31, 2005 and 2004. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise.

        The fair values of the Company's various derivative instruments, which are based on current market rates, generally reflect the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date.

        The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2005 and 2004 were as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative financial assets:
Foreign currency forward contracts	$0.6	$0.6	$—	$—

Derivative financial liabilities:
Interest rate swaps	$12.5	$12.5	$7.6	$7.6

Financial liabilities:
Debt:
5.625% Euro Notes(1)	$238.1	$241.3	$267.5	$279.3
6.95% Senior Notes	226.6	238.3	226.4	249.1
5.375% Senior Notes(2)	286.7	312.8	291.3	318.4
5.625% Senior Notes	398.9	399.6	398.8	412.8
6.875% Senior Notes	448.4	472.3	448.4	485.6
3% Convertible Senior Notes	431.3	426.9	431.3	435.6
Other foreign loans	24.7	24.3	24.4	23.7
Other loans	21.5	20.2	23.5	27.1

Total debt	$2,076.2	$2,135.7	$2,111.6	$2,231.6

(1)
The carrying value of the 5.625% euro notes decreased $29.7 million during 2005 as a result of the weakening of the euro compared with the U.S. dollar.

(2)
The carrying value and fair value of such debt includes adjustments due to interest rate swaps. See Note 11.

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

        The Company does not expect any of its counterparties in derivative transactions to fail to perform as they are substantial investment and commercial banks with high credit ratings and financial strength and have significant experience using such derivative instruments. Nevertheless, there is a risk that the Company's exposure to losses arising out of derivative contracts could be material if the counterparties to these agreements fail to perform their obligations.

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

        The Company continually monitors the creditworthiness of its diverse base of customers to which it grants credit terms in the normal course of business and generally does not require collateral. The Company considers the concentrations of credit risk associated with its trade accounts and notes receivable to be commercially reasonable and believes that such concentrations do not leave it vulnerable to significant risks of near-term severe adverse impacts. The terms and conditions of the Company's credit sales are designed to mitigate concentrations of credit risk with any single customer. The Company's sales are not materially dependent on a single customer or a small group of customers.

Note 13 Restructuring Costs and Other Charges

2004 Restructuring Program

        During the fourth quarter of 2004, the Company announced a series of separate profit improvement plans in various geographic regions in order to complement the Company's long-term growth programs and financial goals, improve the Company's operating efficiencies and lower its overall cost structure. The plans principally reduced the number of employees and consolidated or relocated operations in both of the Company's reportable business segments.

        At December 31, 2004, the Company expected to eliminate 473 full-time positions, and during 2005 the Company revised the number of positions to be eliminated to 475. During 2004, 65 positions were eliminated, and 379 positions were eliminated during 2005 for a total of 444 positions eliminated by the end of 2005. As an element of the program, the Company expects to add approximately 100 positions in connection with the Company's realignment or relocation of some of its manufacturing activities, so that the net reduction in positions is expected to be approximately 375. These actions affected principally production workers and members of the Company's sales force, primarily in Europe. The Company expects to substantially complete this reduction in headcount by March 2006.

        The charges for the year ended December 31, 2004 consisted of the following:

	Year Ended December 31, 2004
	Food Packaging	Protective Packaging	Total Cost
Employee termination costs	$17.5	$4.1	$21.6
Long-lived asset impairments	10.2	0.1	10.3
Facility exit costs	1.1	—	1.1
FAS 88 curtailment and settlements	0.3	—	0.3

Total	$29.1	$4.2	$33.3

        The long-lived asset impairment of $10.3 million consisted of write-downs and write-offs of property and equipment. The impairments related to decisions to rationalize and realign production of some of the Company's smaller product lines and to close several smaller European manufacturing facilities. Since the undiscounted cash flows associated with these asset groups, including estimated salvage value, were less than the carrying values of these asset groups, they were written down to their estimated fair value. The Company plans to dispose of these facilities and much of the equipment during the first six months of 2006.

        The components of the restructuring charges, spending and other activity through December 31, 2005 and the remaining accrual balance at December 31, 2005 were as follows:

	Employee Termination Costs	Facility Exit Costs	Total Cost
Original provision in 2004	$21.6	$1.1	$22.7
Cash payments during 2004	(0.6)	—	(0.6)
Effect of changes in currency rates	0.2	—	0.2

Restructuring accrual at December 31, 2004	21.2	1.1	22.3
Cash payments during 2005	(16.5)	(0.3)	(16.8)
Adjustment to restructuring liability, net	0.4	—	0.4
Effect of changes in currency rates	(0.4)	(0.1)	(0.5)

Restructuring accrual at December 31, 2005	$4.7	$0.7	$5.4

        The Company expects to pay $5.0 million of the remaining accrual balance at December 31, 2005 in 2006 and $0.4 million in 2007 and thereafter.

        For the year ended December 31, 2005, the Company recorded $1.7 million of additional charges related to the 2004 restructuring program. This amount includes $1.3 million of costs incurred in 2005 related to the relocation of assets and employees from facilities that were closed as part of the restructuring program. The Company also recorded a net charge of $0.4 million related to the employee termination costs that were accrued as part of the 2004 restructuring program. The modifications to the originally recorded amounts were due to increases in the amounts due to terminated employees ($0.9 million) and reductions based upon certain employees no longer being eligible for the termination benefits ($0.5 million).

Note 14 Employee Benefits and Incentive Programs

Profit-Sharing and Retirement Savings Plans

        The Company has a non-contributory profit-sharing plan covering most of its U.S. employees. Contributions to this plan, which are made at the discretion of the Board of Directors, may be made in cash, shares of the Company's common stock, or in a combination of cash and shares of the Company's common stock. The Company also maintains a contributory thrift and retirement savings plan in which most of its U.S. employees are eligible to participate. The contributory thrift and retirement savings plan generally provides for Company contributions based upon the amount contributed to the plan by the participants. Company contributions to or provisions for its profit-sharing plan and thrift and retirement savings plan are charged to operations and amounted to $30 million, $27 million and $26.4 million in 2005, 2004 and 2003, respectively. In 2005 and 2004 there were no shares of common stock issued for the Company's contribution to its profit-sharing plan. The value of the 268,180 shares of common stock issued as part of the Company's contribution to the profit-sharing plan in 2003 for the 2002 year, was $9.8 million, with the $18.3 million balance of the 2003 contribution to this plan made in cash.

U.S. Defined Benefit Pension Plans

        A limited number of the Company's U.S. employees, including some employees who are covered by collective bargaining agreements, participate in defined benefit pension plans. The following presents the Company's funded status for 2005 and 2004 under SFAS No. 132 for its U.S. pension plans. The measurement date for the defined benefit pension plans presented below is December 31 of each period.

	2005	2004
Change in benefit obligation:
Projected benefit obligation at beginning of period	$33.1	$28.8
Service cost	1.2	1.1
Interest cost	1.9	1.8
Actuarial loss	2.2	2.1
Benefits paid	(0.8)	(0.7)

Projected benefit obligation at end of period	$37.6	$33.1

Accumulated benefit obligation at end of period	$32.7	$28.2

Change in plan assets:
Fair value of plan assets at beginning of period	$30.2	$26.0
Actual gain on plan assets	1.3	1.3
Employer contributions	2.2	3.6
Benefits paid	(0.8)	(0.7)

Fair value of plan assets at end of period	$32.9	$30.2

Funded status:
Excess of benefit obligation over plan assets	$(4.7)	$(2.9)
Unrecognized net prior service cost	3.6	4.4
Unrecognized net actuarial loss	13.9	11.3

Net asset recognized at end of period	$12.8	$12.8

Amount recognized in the consolidated balance sheet consists of:
Prepaid benefit cost and net amount recognized	$12.8	$12.8

        The following presents the Company's pension expense for 2005, 2004 and 2003 under SFAS No. 132 for its U.S. pension plans.

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Components of net periodic benefit cost:
Service cost	$1.2	$1.1	$0.9
Interest cost	1.9	1.8	1.6
Expected return on plan assets	(2.4)	(2.2)	(1.8)
Amortization of prior service cost	0.7	0.7	0.7
Amortization of net actuarial loss	0.7	0.6	0.5

Net periodic pension cost	$2.1	$2.0	$1.9

        Weighted average assumptions used to determine benefit obligations at December 31, 2005 and 2004 were as follows:

	2005	2004
Discount rate	5.50%	5.75%
Rate of compensation increase	4.5%	4.5%

        Weighted average assumptions used to determine net cost for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Discount rate	5.75%	6.0%	6.75%
Expected long-term rate of return	8.0%	8.0%	8.5%
Rate of compensation increase	4.5%	4.5%	4.5%

        The Company reviews the expected long-term rate of return on plan assets annually, taking into consideration the Company's asset allocation, historical returns, and the current economic environment.

        The Company's long-term objectives for plan investments are to ensure that (a) there is an adequate level of assets to support benefit obligations to participants over the life of the plans, (b) there is sufficient liquidity in plan assets to cover current benefit obligations, and (c) there is a high level of investment return consistent with a prudent level of investment risk. The investment strategy is focused on a long-term total return in excess of a pure fixed income strategy with short-term volatility less than that of a pure equity strategy. To accomplish this objective, the Company causes assets to be invested in a balanced and diversified mix of equity and fixed income investments. The target asset allocation will typically be 50-65% in equity securities, with a maximum equity allocation of 75%, and 35-50% in fixed income securities, with a minimum fixed income allocation of 25% including cash.

        The U.S. pension asset allocations at December 31, 2005 and 2004 were as follows:

	2005	2004
Equities	66.7%	60.5%
Fixed income investments	27.6%	33.4%
Cash	5.7%	6.1%

        The Company expects to contribute $0.4 million to its U.S. defined benefit plans in 2006.

        The Company expects the following estimated future benefit payments, which reflect expected future service, as appropriate, to be paid in the years indicated:

Year	Amount
2006	$0.9
2007	1.0
2008	1.2
2009	1.4
2010	1.5
2011-2015	11.6

Non-U.S. Defined Benefit Pension Plans

        Some of the Company's non-U.S. employees participate in defined benefit pension plans in their respective countries. The following presents the Company's funded status for 2005 and 2004 under SFAS No. 132 for its non-U.S. pension plans. The measurement date for the defined benefit pension plans presented below is December 31 of each period.

	2005	2004
Change in benefit obligation:
Projected benefit obligation at beginning of period	$226.0	$192.2
Service cost	6.8	7.0
Interest cost	11.8	10.8
Actuarial loss	25.0	9.0
Plan amendments	0.5	—
Curtailment	—	0.3
Benefits paid	(11.1)	(10.2)
Employee contributions	1.0	1.2
Foreign exchange impact	(15.1)	15.7

Projected benefit obligation at end of period	$244.9	$226.0

Accumulated benefit obligation at end of period	$215.2	$201.2

Change in plan assets:
Fair value of plan assets at beginning of period	$186.9	$158.2
Actual gain on plan assets	22.4	14.9
Employer contributions	6.4	11.4
Employee contributions	1.0	1.2
Benefits paid	(11.1)	(10.2)
Assets transferred to defined contribution plan	(1.3)	(1.3)
Foreign exchange impact	(9.9)	12.7

Fair value of plan assets at end of period	$194.4	$186.9

Funded status:
Excess of benefit obligation over plan assets	$(50.5)	$(39.1)
Unrecognized net obligation	0.1	0.2
Unrecognized net prior service cost	1.2	1.0
Unrecognized net actuarial loss	75.6	70.3

Net asset recognized at end of period	$26.4	$32.4

Amount recognized in the consolidated balance sheet consists of:
Prepaid benefit cost	$68.7	$76.6
Accrued benefit liability	(50.9)	(49.8)
Intangible asset	0.3	0.4
Minimum pension liability, before income taxes	8.3	5.2

Net amount recognized	$26.4	$32.4

        The following presents the Company's pension expense for 2005, 2004 and 2003 under SFAS No. 132 for its non-U.S. pension plans.

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Components of net periodic benefit cost:
Service cost	$6.8	$7.0	$6.0
Interest cost	11.8	10.8	9.3
Expected return on plan assets	(12.7)	(12.0)	(10.0)
Amortization of obligation	—	—	0.1
Amortization of prior service cost	0.2	0.2	0.2
Amortization of net actuarial loss	5.3	5.3	4.9

Net periodic pension cost	$11.4	$11.3	$10.5

        Weighted average assumptions used to determine benefit obligations at December 31, 2005 and 2004 were as follows:

	2005	2004
Discount rate	5.1%	5.4%
Rate of compensation increase	3.9%	3.8%

        Weighted average assumptions used to determine net cost for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Discount rate	5.4%	5.6%	5.5%
Expected long-term rate of return	8.0%	7.9%	7.9%
Rate of compensation increase	3.8%	3.8%	3.4%

        The Company reviews the expected long-term rate of return on plan assets annually, taking into consideration the Company's asset allocation, historical returns, and the current economic environment.

        The Company's long-term objectives for plan investments are to ensure that (a) there is an adequate level of assets to support benefit obligations to participants over the life of the plans, (b) there is sufficient liquidity in plan assets to cover current benefit obligations, and (c) there is a high level of investment return consistent with a prudent level of investment risk. The investment strategy is focused on a long-term total return in excess of a pure fixed income strategy with short-term volatility less than that of a pure equity strategy. To accomplish this objective, the Company causes assets to be invested primarily in a diversified mix of equity and fixed income investments.

        The non-U.S. pension asset allocations at December 31, 2005 and 2004 were as follows:

	2005	2004
Equities	60.0%	62.2%
Fixed income investments	37.3%	29.6%
Cash	1.5%	6.9%
Real estate	1.2%	1.3%

        The Company expects to contribute $4 million to its non-U.S. defined benefit plans in 2006.

        The following table presents information for non-U.S. pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2005 and 2004:

	2005	2004
Projected benefit obligation	$74.8	$69.8
Accumulated benefit obligation	$63.2	$58.6
Fair value of plan assets	$17.6	$15.8

        The Company expects the following estimated future benefit payments, which reflect expected future service, as appropriate, to be paid in the years indicated:

Year	Amount
2006	$10.9
2007	10.0
2008	11.3
2009	12.0
2010	12.4
2011-2015	79.3

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

        Since March 31, 1998, the Company has offered to some U.S. employees of the Cryovac packaging business a fixed subsidy applicable to participation in its U.S. postretirement healthcare program. At December 31, 2005 and 2004, the accrued benefit liability associated with these subsidies amounted to $2.3 million. The net periodic postretirement expense and credit components, together with other remaining postretirement healthcare plan disclosures under SFAS No. 132, are not material to the Company's consolidated financial statements.

Note 15 Income Taxes

        The components of earnings before income taxes were as follows:

	2005	2004	2003
Domestic	$151.2	$138.1	$173.2
Foreign	225.4	184.8	203.7

Total	$376.6	$322.9	$376.9

        The components of the provision (benefit) for income taxes were as follows:

	2005	2004	2003
Current tax expense:
Federal	$70.3	$57.6	$75.5
State and local	15.3	9.4	15.0
Foreign	65.0	73.0	69.4

Total current	150.6	140.0	159.9

Deferred tax (benefit) expense:
Federal	(24.3)	(12.3)	(12.7)
State and local	(5.2)	(2.7)	(2.7)
Foreign	(0.3)	(17.7)	(8.0)

Total deferred	(29.8)	(32.7)	(23.4)

Total provision	$120.8	$107.3	$136.5

        Deferred tax assets (liabilities) consist of the following:

	December 31,
	2005	2004
Asbestos settlement, including accrued interest	$297.6	$285.2
Accruals not yet deductible for tax purposes	20.8	20.6
Foreign net operating loss carry forwards and investment tax allowances	31.6	31.0
Inventories	12.1	11.4
Other	13.0	13.2

Gross deferred tax assets	375.1	361.4
Valuation allowance	(31.6)	(30.1)

Total deferred tax assets	343.5	331.3

Depreciation and amortization	(69.0)	(88.5)
Unremitted foreign earnings	(41.9)	(42.7)
Other	(29.7)	(29.3)

Total deferred tax liabilities	(140.6)	(160.5)

Net deferred tax assets	$202.9	$170.8

        Based upon anticipated future results, the Company has concluded that it is more likely than not that it will realize the $343.5 million balance of deferred tax assets at December 31, 2005, net of the valuation allowance of $31.6 million. The valuation allowance is related to the uncertainty of utilizing $70.9 million of foreign net operating loss carry forwards, or $19.7 million on a tax-effected basis, most of which have no expiration period and $42.3 million of foreign investment tax allowances, or $11.9 million on a tax-effected basis, that have no expiration period.

        The U.S. federal statutory corporate tax rate reconciles to the Company's effective income tax rate as follows:

	2005	2004	2003
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.7	1.3	2.1
Foreign earnings taxed at lower effective rates	(4.0)	(3.1)	(2.2)
Other	(0.6)	0.1	1.3

Effective tax rate	32.1%	33.3%	36.2%

        The American Jobs Creation Act, known as the AJCA, provided for a deduction of 85% of qualifying foreign earnings that the Company could have repatriated in 2005. After considering global cash management objectives, its overall tax position and restrictions on the use of repatriated cash, the Company did not repatriate any qualifying foreign earnings in 2005.

        The AJCA also provided for a deduction in 2005 for qualified production activities. This deduction did not have a material impact on the Company's 2005 effective income tax rate.

Note 16 Commitments and Contingencies

Asbestos Settlement and Related Costs

        On November 27, 2002, the Company reached an agreement in principle with the Committees appointed to represent asbestos claimants in the bankruptcy case of W. R. Grace & Co., known as Grace, to resolve all current and future asbestos-related claims made against the Company and its affiliates in connection with the Cryovac transaction described below. The settlement will also resolve the fraudulent transfer claims, successor liability claims, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies, that had been made against the Company in connection with the Cryovac transaction. On December 3, 2002, the agreement in principle was approved by the Company's Board of Directors. The Company received notice that both of the Committees had approved the agreement in principle as of December 5, 2002. For a description of the Cryovac Transaction, asbestos-related claims and the parties involved, see "Cryovac Transaction" and "Contingencies Related to the Cryovac Transaction" below.

        The Company recorded a charge of $850.1 million as a result of the asbestos settlement in its consolidated statement of operations for the year ended December 31, 2002. The charge consisted of the following items:

  •
  a non-cash charge of $512.5 million covering a cash payment that the Company will be required under the settlement to make upon the effectiveness of a plan of reorganization in the Grace bankruptcy. Because the Company cannot predict when a plan of reorganization may become effective, the Company recorded this liability as a current liability on the consolidated balance sheet at December 31, 2002. Under the terms of the settlement, this amount accrues interest at a 5.5% annual rate from December 21, 2002 to the date of payment. The Company has recorded this interest in interest expense in the consolidated statement of operations and in other current liabilities in the consolidated balance sheets. The accrued interest, which is compounded annually, was $90.3 million and $58.9 million at December 31, 2005 and 2004, respectively.

  •
  a non-cash charge of $321.5 million representing the fair market value at the date the Company recorded the charge of nine million shares of the Company's common stock expected to be issued under the settlement upon the effectiveness of Grace's plan of reorganization. These shares are subject to customary anti-dilution provisions that adjust for the effects of stock splits, stock dividends and other events affecting the Company's common stock. The fair market value of the Company's common stock was $35.72 per share as of the close of business on December 5, 2002. The Company recorded this amount in its consolidated balance sheet at December 31, 2002 as follows: $0.9 million representing the aggregate par value of these shares in common stock reserved for issuance related to the asbestos settlement, and the remaining $320.6 million, representing the excess of the aggregate fair market value over the aggregate par value of these common shares, in additional paid-in capital. The December 31, 2005, 2004 and 2003 diluted earnings per common share calculations reflect the shares of common stock reserved for issuance related to the asbestos settlement.

  •
  $16.1 million of legal and related fees as of December 31, 2002.

        Asbestos settlement and related costs in 2005, 2004 and 2003 reflected legal and related fees for asbestos-related matters of $2.2 million, $2.0 million and $2.8 million, respectively.

Cryovac Transaction

        On March 31, 1998, the Company completed a multi-step transaction that brought the Cryovac packaging business and the former Sealed Air Corporation's business under the common ownership of the Company. These businesses operate as subsidiaries of the Company, and the Company acts as a holding company. As part of that transaction, the parties separated the Cryovac packaging business, which previously had been held by various direct and indirect subsidiaries of the Company, from the remaining businesses previously held by the Company. The parties then arranged for the contribution of these remaining businesses to a company now known as W. R. Grace & Co., and the Company distributed the Grace shares to the Company's stockholders. As a result, W. R. Grace & Co. became a separate publicly owned company. The Company recapitalized its outstanding shares of common stock into a new common stock and a new convertible preferred stock. A subsidiary of the Company then merged into the former Sealed Air Corporation, which became a subsidiary of the Company and changed its name to Sealed Air Corporation (US).

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

        Since the beginning of 2000, the Company has been served with a number of lawsuits alleging that, as a result of the Cryovac transaction, the Company is responsible for alleged asbestos liabilities of Grace and its subsidiaries, some of which were also named as co-defendants in some of these actions. Among these lawsuits are several purported class actions and a number of personal injury lawsuits. Some plaintiffs seek damages for personal injury or wrongful death, while others seek medical monitoring, environmental remediation or remedies related to an attic insulation product. Neither the former Sealed Air Corporation nor Cryovac ever produced or sold any of the asbestos-containing materials that are the subjects of these cases. None of these cases has reached resolution through judgment, settlement or otherwise. As discussed below, Grace's Chapter 11 bankruptcy proceeding has stayed all these cases.

        While the allegations in these actions directed to the Company vary, these actions all appear to allege that the transfer of the Cryovac business as part of the Cryovac transaction was a fraudulent transfer or gave rise to successor liability. Under a theory of successor liability, plaintiffs with claims against Grace and its subsidiaries may attempt to hold the Company liable for liabilities that arose with respect to activities conducted prior to the Cryovac transaction by W. R. Grace & Co.—Conn. or other Grace subsidiaries. A transfer would be a fraudulent transfer if the transferor received less than reasonably equivalent value and the transferor was insolvent or was rendered insolvent by the transfer, was engaged or was about to engage in a business for which its assets constitute unreasonably small capital, or intended to incur or believed that it would incur debts beyond its ability to pay as they mature. A transfer may also be fraudulent if it was made with actual intent to hinder, delay or defraud creditors. If a court found any transfers in connection with the Cryovac transaction to be fraudulent transfers, the Company could be required to return the property or its value to the transferor or could be required to fund liabilities of Grace or its subsidiaries for the benefit of their creditors, including asbestos claimants. The Company has reached an agreement in principle and subsequently signed a settlement agreement, described below, that is expected to resolve all these claims.

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

        Committees appointed to represent asbestos claimants in Grace's bankruptcy case received the court's permission to pursue fraudulent transfer and other claims against the Company and its subsidiary Cryovac, Inc., and against Fresenius, as discussed below. The claims against Fresenius are based upon a 1996 transaction between Fresenius and W. R. Grace & Co.—Conn. Fresenius is not affiliated with the Company. In March 2002, the court ordered that the issues of the solvency of Grace following the Cryovac transaction and whether Grace received reasonably equivalent value in the Cryovac transaction would be tried on behalf of all of Grace's creditors. This proceeding was brought in the U.S. District Court for the District of Delaware (Adv. No. 02-02210).

        In June 2002, the court permitted the U.S. government to intervene as a plaintiff in the fraudulent transfer proceeding, so that the U.S. government could pursue allegations that environmental remediation expenses were underestimated or omitted in the solvency analyses of Grace conducted at the time of the Cryovac transaction. The court also permitted Grace, which asserted that the Cryovac transaction was not a fraudulent transfer, to intervene in the proceeding. In July 2002, the court issued an interim ruling on the legal standards to be applied in the trial, holding, among other things, that, subject to specified limitations, post-1998 claims should be considered in the solvency analysis of Grace. The Company believes that only claims and liabilities that were known, or reasonably should have been known, at the time of the 1998 Cryovac transaction should be considered under the applicable standard.

        With the fraudulent transfer trial set to commence on December 9, 2002, on November 27, 2002, the Company reached an agreement in principle with the Committees prosecuting the claims against the Company and Cryovac, Inc., to resolve all current and future asbestos-related claims arising from the Cryovac transaction. On the same day, the court entered an order confirming that the parties had reached an amicable resolution of the disputes among the parties and that counsel for the Company and the Committees had agreed and bound the parties to the terms of the agreement in principle. As discussed above, the agreement in principle calls for payment of nine million shares of the Company's common stock and $512.5 million in cash, plus interest on the cash payment at a 5.5% annual rate starting on December 21, 2002 and ending on the effective date of the Grace plan of reorganization, when the Company is required to make the payment. These shares are subject to customary anti-dilution provisions that adjust for the effects of stock splits, stock dividends and other events affecting the Company's common stock. On December 3, 2002, the Company's Board of Directors approved the agreement in principle. The Company received notice that both of the Committees had approved the agreement in principle as of December 5, 2002. The parties subsequently signed a definitive settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. On November 26, 2003, the parties jointly presented the definitive settlement agreement to the U.S. District Court for the District of Delaware for approval. On Grace's motion to the U.S. District Court, that court transferred the motion to approve the settlement agreement to the Bankruptcy Court for disposition.

        On June 27, 2005, the Bankruptcy Court signed an order approving the definitive settlement agreement. Although Grace is not a party to the settlement agreement, under the terms of the order, Grace is directed to comply with the settlement agreement subject to limited exceptions. The order also provides that the Court will retain jurisdiction of any dispute involving the interpretation or enforcement of the terms and provisions of the definitive settlement agreement. The Company expects that the settlement agreement will become effective upon Grace's emergence from bankruptcy with a plan of reorganization that is consistent with the terms of the settlement agreement.

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

        On July 11, 2005, the Bankruptcy Court entered an order closing the proceeding brought in 2002 by the committees appointed to represent asbestos claimants in the Grace bankruptcy proceeding against the Company without prejudice to the Company's right to reopen the matter and renew in its sole discretion its prior motion to vacate the July 2002 interim ruling on the legal standards to be applied relating to the fraudulent transfer claims against the Company.

        As a condition to the Company's obligation to make the payments required by the settlement, Grace's plan of reorganization must be consistent with the terms of the settlement, including provisions for the trusts and releases referred to below and for an injunction barring the prosecution of any asbestos-related claims against the Company and its affiliates. In that case, the settlement will provide that, upon the effective date of Grace's plan of reorganization and payment of the shares and cash, all present and future asbestos-related claims against the Company and its affiliates that arise from alleged asbestos liabilities of Grace and its affiliates (including former affiliates that became affiliates of the Company through the Cryovac transaction) will be channeled to and become the responsibility of one or more trusts to be established under Section 524(g) of the Bankruptcy Code as part of Grace's plan of reorganization. The settlement will also resolve all fraudulent transfer claims against the Company and its affiliates arising from the Cryovac transaction as well as the Fresenius claims described below. The settlement will provide that the Company and its affiliates will receive releases of all those claims upon payment. Under the agreement, the Company cannot seek indemnity from Grace for the Company's payments required by the settlement. The order approving the settlement agreement also provides that the stay of proceedings involving the Company described above will continue through the effective date of Grace's plan of reorganization, after which, upon implementation of the settlement agreement, the Company will be released from the liabilities asserted in those proceedings and their continued prosecution against the Company will be enjoined.

        In January 2005, Grace filed a proposed plan of reorganization and related documents with the Bankruptcy Court. There were a number of objections filed, and the Company does not know whether the final plan will be consistent with the terms of the settlement agreement or if the other conditions to the Company's obligation to pay the settlement amount will be met. If these conditions are not satisfied or not waived by the Company, the Company will not be obligated to pay the settlement amount. However, if the Company does not pay the settlement amount, the Company and its affiliates will not be released from the various asbestos-related, fraudulent transfer, successor liability claims, and indemnification claims made against them, and all of these claims would remain pending and would have to be resolved through other means, such as through agreement on alternative settlement terms or trials. In that case, the Company could face liabilities that are significantly different from its obligations under the settlement agreement. The Company cannot estimate at this time what those differences or their magnitude may be. In the event these liabilities are materially larger than the current existing obligations, they could have a material adverse effect on the Company's financial condition and results of operations. Although Grace filed a proposed plan of reorganization with the Bankruptcy Court in January 2005, the Company cannot predict when a final plan of reorganization will become effective or whether the final plan will be consistent with the terms of the settlement agreement.

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

        In November 2004, the Company's Canadian subsidiary Sealed Air (Canada) Co./Cie learned that it had been named a defendant in the case of Thundersky v. The Attorney General of Canada, et al. (File No. CI04-01-39818), which is pending in the Manitoba Court of Queen's Bench. Grace and W. R. Grace & Co.—Conn. are also named as defendants. The claim is brought as a putative class proceeding and seeks recovery for alleged injuries suffered by any Canadian resident, other than in the course of employment, as a result of Grace's marketing, selling, processing, manufacturing, distributing and/or delivering asbestos or asbestos-containing products in Canada. Another proceeding was filed in January 2005 in the Manitoba Court of The Queen's Bench naming the Company and specified subsidiaries as defendants. The latter proceeding, Her Majesty the Queen in Right of the Province of Manitoba v. The Attorney General of Canada, et al. (File No. CI05-01-41069), seeks the recovery of the cost of insured health services allegedly provided by the Government of Manitoba to the members of the class of plaintiffs in the Thundersky proceeding. In October 2005, the Company has learned that six additional putative class proceedings had been brought in various provincial and federal courts in Canada seeking recovery from the Company and its subsidiaries Cryovac, Inc. and Sealed Air (Canada) Co./Cie, as well as other defendants including W. R. Grace & Co. and W. R. Grace & Co.—Conn, for alleged injuries suffered by any Canadian resident, other than in the course of employment (except with respect to one of these six claims), as a result of Grace's marketing, selling, manufacturing, processing, distributing and/or delivering asbestos or asbestos-containing products in Canada. Grace and W. R. Grace & Co.—Conn. have agreed to defend, indemnify and hold harmless the Company and its affiliates in respect of any liability and expense, including legal fees and costs, in these actions. In

April 2001, Grace Canada, Inc. had obtained an order of the Superior Court of Justice, Commercial List, Toronto, recognizing the Chapter 11 actions in the United States of America involving Grace Canada, Inc.'s U.S. parent corporation and other affiliates of Grace Canada, Inc., and enjoining all new actions and staying all current proceedings against Grace Canada, Inc. related to asbestos under the Companies' Creditors Arrangement Act. That order has been renewed repeatedly. In November 2005, upon motion by Grace Canada, Inc., the court ordered an extension of the injunction and stay to actions involving asbestos against the Company and its Canadian affiliate and the Attorney General of Canada, which had the effect of staying all of the Canadian actions referred to above. The stay was extended through April 1, 2006, and the Company expects the stay to be further extended. Grace's proposed plan of reorganization provides that these claims will be paid by the trusts to be established under Section 524(g) of the Bankruptcy Code as part of Grace's plan of reorganization, and it is anticipated that the defendants will ask the Canadian courts to enforce the terms of the plan of reorganization. However, if Grace's final plan does not include comparable provisions or if the Canadian courts refuse to enforce Grace's final plan of reorganization in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify the Company and its subsidiaries in these cases, then the Company could be required to pay substantial damages, which the Company cannot estimate at this time and which could have a material adverse effect on the Company's financial condition and results of operations.

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

        On September 15, 2003, the case of Senn v. Hickey, et al. (Case No. 03-CV-4372) was filed in the U.S. District Court for the District of New Jersey (Newark). This lawsuit seeks class action status on behalf of all persons who purchased or otherwise acquired securities of the Company during the period from March 27, 2000 through July 30, 2002. The lawsuit names the Company and five current and former officers and directors of the Company as defendants. The Company is required to provide indemnification to the other defendants, and accordingly the Company's counsel is also defending them. On June 29, 2004, the court granted plaintiff Miles Senn's motion for appointment as lead plaintiff and for approval of his choice of lead counsel. The plaintiff's amended complaint makes a number of allegations against the defendants. The principal allegations are that during the above period the defendants materially misled the investing public, artificially inflated the price of the Company's common stock by publicly issuing false and misleading statements and violated U.S. GAAP by failing to properly account and accrue for the Company's contingent liability for asbestos claims arising from past operations of Grace. The plaintiffs seek compensatory damages and other relief. The Company is vigorously defending the lawsuit, since the Company believes that it properly disclosed its contingent liability for Grace's asbestos claims and properly accounted for its contingent liability for such claims under U.S. GAAP.

        On March 14, 2005, the Company and the individual defendants filed a motion to dismiss the amended complaint in the Senn v. Hickey, et al. case for failure to state a claim. On December 19, 2005, the Court granted in part and denied in part defendants' motion to dismiss. The Court determined that the Complaint failed adequately to allege scienter as to the four individual defendants other than T.J. Dermot Dunphy, and therefore dismissed the lawsuit with respect to these four individual defendants, but adequately alleged scienter as to Mr. Dunphy and the Company. Mr. Dunphy is a current director of the Company and was formerly Chairman of the Board and Chief Executive Officer of the Company. On December 28, 2005, the defendants requested that the Court reconsider the portion of the December 19, 2005 order denying defendants' motion to dismiss with regard to the Company's arguments other than scienter, or, in the alternative, that the Court certify the matter for interlocutory appeal. Although the Company believes that neither it nor Mr. Dunphy should have any liability in this lawsuit, until the lawsuit has progressed beyond its current, still preliminary, stage, the Company cannot estimate the potential cost of an unfavorable outcome, if any.

Compliance Matters

        In late 2005, the Company identified travel and related expenses that had been paid by certain of the Company's foreign subsidiaries for trips by government officials who oversee the regulation of the Company's medical products in a foreign country. Although these expenses were accurately recorded as travel and entertainment expenses in the Company's books and records, these activities appeared to have breached the Company's Code of Conduct. More importantly, the Company was concerned that these payments may have violated the Foreign Corrupt Practices Act, and therefore outside counsel was retained and promptly began an internal investigation. In March 2006, the Company voluntarily disclosed to the United States Department of Justice, or the DOJ, and the United States Securities and Exchange Commission, or the SEC, the factual information obtained to date in the Company's internal investigation, including that these payments were made between 2003 and 2005 and totaled less than $0.2 million. The internal investigation is ongoing, and the Company is cooperating with the DOJ and the SEC. The Company cannot predict when this matter will be resolved or the terms upon which this matter will be resolved, although the Company currently does not expect this matter to be material to its consolidated results of operations, financial position or cash flows. In connection with the investigation, the Company is evaluating remedial measures and will take timely and appropriate action where necessary.

Leases

        The Company is obligated under the terms of various leases covering primarily warehouse and office facilities and production equipment, as well as smaller manufacturing sites that it occupies. The Company accounts for the majority of its leases as operating leases, which may include purchase or renewal options. Net rental expense was $28.3 million, $28.2 million and $27.0 million for 2005, 2004 and 2003, respectively. Estimated future minimum annual rental commitments under noncancelable real and personal property leases are as follows: 2006—$26.2 million; 2007—$22.5 million; 2008—$13.6 million; 2009—$9.2 million; 2010—$7.5 million; and subsequent years—$23.3 million.

Acquisition of Nelipak Holdings B.V.

        On January 3, 2006, the Company acquired Nelipak Holdings B.V. for cash in the amount of $41.2 million and assumed debt of approximately $9.5 million. Such acquisition has been accounted for under the purchase method of accounting. This acquisition is not material to the Company's consolidated financial statements.

Cash Dividend

        On January 30, 2006, the Company announced that it is initiating payment of a quarterly cash dividend. The Board of Directors declared a quarterly dividend of $0.15 per common share payable on March 17, 2006 to shareholders of record at the close of business on March 3, 2006. The estimate of this liability is $12.2 million and was calculated using the 81,476,998 shares of common stock that were issued and outstanding as of January 31, 2006.

Long-Term Commitments

        The Company has the following significant principal contractual obligations:

  •
  $10.5 million remaining obligation for the purchase of equipment over a five-year period which began in 2003, together with a potential termination fee in an amount to be determined. The Company's obligation is reduced or increased based on market price changes for the equipment and changes in the Packaging Machinery Manufacturers Index. Estimated future minimum annual commitments are as follows: 2006—$5.0 million; and 2007—$5.5 million. Failure to purchase any of the minimum annual requirements in any year obligates the Company to pay an amount of 45% of such shortfall. During 2005 and 2004, the Company did not meet the minimum equipment purchase requirements and recorded a charge of $1 million and $0.9 million, respectively.

  •
  $7 million minimum remaining commitment for the purchase of telecommunications and network capacity and services over a four-year period that began in 2004.

  •
  $6.4 million to a supplier if the Company fails to purchase an additional 95.5 million pounds of specified raw materials, at the then current market price, over a ten-year period that ends in May 2012. The amount of the potential contingent payment declines in proportion to the Company's purchase of minimum quantities required under the contract. At December 31, 2005, the Company's purchases satisfied the minimum quantity requirements under the agreement.

  •
  $1.2 million to a supplier of equipment and consumables (declining to $0.3 million over the remaining four-year term of the commitment) if the Company fails to purchase approximately $6.5 million of consumables per year over a five-year period that began in 2004.

  •
  1.5 million euros ($1.7 million at December 31, 2005) to a supplier of electricity over a two-year period that began in 2004.

  •
  11.1 million euros ($13.3 million at the current exchange rate) to a supplier of storage and transportation service over a four-year period, with the Company having a right to terminate on six months notice under certain circumstances.

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

Note 17 Shareholders' Equity

Common Stock

        The following is a summary of changes during 2005, 2004 and 2003 in shares of common stock:

	2005	2004	2003
Changes in common stock:
Number of shares, beginning of year	85,836,102	85,547,227	84,764,347
Shares issued for contingent stock	241,200	252,275	356,705
Non-cash compensation	1,743	3,170	2,724
Conversion of preferred stock	—	—	298,174
Exercise of stock options	63,696	33,136	125,277
Other	—	294	—

Number of shares issued, end of year	86,142,741	85,836,102	85,547,227

Changes in common stock in treasury:
Number of shares held, beginning of year	2,211,886	461,785	723,415
Purchase of shares during the period	2,430,200	1,781,000	—
Contingent stock repurchased	49,000	19,101	6,550
Shares issued for pre-paid royalties to a non-employee	—	(50,000)	—
Profit sharing contribution	—	—	(268,180)

Number of shares held, end of year	4,691,086	2,211,886	461,785

Contingent Stock Plans

        At the Company's annual meeting of the stockholders held on May 20, 2005, the stockholders approved the 2005 Contingent Stock Plan of Sealed Air Corporation. The 2005 Contingent Stock Plan replaced the contingent stock plan that was approved by the Company's stockholders in 1998. The 2005 Contingent Stock Plan is the Company's sole long-term equity compensation program for officers and employees, except that prior grants under the 1998 Contingent Stock Plan remain subject to that plan's provisions. The 2005 Contingent Stock Plan provides for awards of equity-based compensation, including restricted stock, restricted stock units, performance share units and cash awards measured by share price, to executive officers and other key employees of the Company and its subsidiaries, as well as U.S.-based key consultants to the Company. During 2005, under the 2005 Contingent Stock Plan, the Company has granted restricted stock, restricted stock units and cash awards. An employee or consultant selected by the Organization and Compensation Committee of the Company's Board of Directors to receive an award may accept the award during the 60-day period beginning when written notice of the award has been sent to the participant, provided the participant's relationship to the Company has not changed.

        The Company's 1998 Contingent Stock Plan provided for the grant to employees of awards to purchase common stock during the succeeding 60-day period. The Organization and Compensation Committee of the Company's Board of Directors had set the price to purchase the common stock pursuant to the grants under the 1998 Contingent Stock Plan at $1.00 per share, subject to appropriate adjustments in the event of any stock dividend, split-up, recapitalization, merger, or other events affecting the Company's common stock. There is no similar purchase price under the 2005 Contingent Stock Plan.

        Awards made under the 2005 Contingent Stock Plan and shares issued under the 1998 Contingent Stock Plan are restricted as to disposition by the holders for a period of at least three years after award. In the event of termination of employment of a participant prior to lapse of the restriction, the awards under the 2005 Contingent Stock Plan are forfeited on the date of termination unless (i) the termination results from the participant's death or permanent and total disability, or (ii) the Organization and Compensation Committee affirmatively determines not to seek forfeiture of the award in whole or in part. Likewise, shares of restricted stock awarded under the 1998 Contingent Stock Plan are subject to a repurchase option by the Company at the price at which the shares were issued. The forfeiture provision of the 2005 Contingent Stock Plan and the repurchase provision of the 1998 Contingent Stock Plan expire upon vesting of the awards, except that these provisions lapse sooner if specified events occur that affect the existence or control of the Company.

        For restricted stock awards under the 2005 Contingent Stock Plan and awards under the 1998 Contingent Stock Plan, the Company credits the aggregate fair value of contingent stock issued to the common stock and additional paid-in capital accounts and deducts the unamortized portion of the compensation from shareholders' equity. For restricted stock units under the 2005 Contingent Stock Plan, the Company credits deferred compensation within shareholders' equity and records compensation expense based on the fair value of the award at the end of each reporting period. The amount of the deferred compensation is re-measured at each reporting period based on the then current stock price and the effects of the stock price changes are recognized as compensation expense. For cash awards under the 2005 Contingent Stock Plan, the Company records a liability which is reflected in other liabilities and records compensation expense based on the fair value of the award at the end of each reporting period. The amount of the liability is re-measured at each reporting period based on the then current stock price and the effects of the stock price changes are recognized as compensation expense.

        Compensation expense related to the 2005 and 1998 Contingent Stock Plans is recognized in the statement of operations over a three-year period on a straight-line basis. This expense is included in marketing, administrative and development expenses and amounted to $11.9 million, $10.2 million and $8.2 million in 2005, 2004 and 2003, respectively.

        The 2005 Contingent Stock Plan and the 1998 Contingent Stock Plan permit tax withholding attributable to awards and other charges that may be required by law to be paid by withholding a portion of the shares attributable to such awards.

Directors Stock Plan

        Non-cash compensation in 2005, 2004 and 2003 comprises shares issued to non-employee directors in the form of awards under the Company's 2002 Stock Plan for Non-Employee Directors, which stockholders of the Company approved at the 2002 annual meeting. The 2002 Directors Stock Plan provides for annual grants of shares to non-employee directors, and interim grants of shares to eligible directors elected at times other than at an annual meeting, at a price per share equal to the par value of the shares, as all or part of the annual or interim retainer fees for non-employee directors. During

2002, the Company adopted a plan that permits non-employee directors to elect to defer all or part of their annual retainer until the non-employee director retires from the Board. The non-employee director can elect to defer the portion of the annual retainer payable in shares of stock. If a non-employee director makes this election, the non-employee director may also elect to defer the portion, if any, of the annual retainer payable in cash. The Company charges the excess of fair value over the price at which shares are issued under this plan to operations at the date of the grant. This charge is included in marketing, administrative and development expenses and amounted to $0.4 million in 2005 and $0.3 million in 2004 and 2003.

        A summary of the changes in shares available for the 1998 and 2005 Contingent Stock Plans and the Directors Stock Plan follows:

	2005	2004	2003
Changes in the 1998 and 2005 Contingent Stock Plans shares:
Number of shares available, beginning of year	663,320	901,195	1,251,350
Shares issued for new awards under the 1998 Contingent Stock Plan	(113,100)	(252,275)	(356,705)
Contingent stock forfeited under the 1998 Contingent Stock Plan	10,300	14,400	6,550
Shares no longer available under the 1998 Contingent Stock Plan	(560,520)	—	—
Shares available under the 2005 Contingent Stock Plan	2,500,000	—	—
Restricted stock shares issued for new awards under the 2005 Contingent Stock Plan	(128,100)	—	—
Restricted stock units awarded under the 2005 Contingent Stock Plan	(39,550)	—	—

Number of shares available, end of year	2,332,350	663,320	901,195

Weighted average per share market value of stock on grant date	$51.07	$49.79	$43.09

Changes in Directors Stock Plan shares:
Number of shares available, beginning of year	78,521	84,611	92,102
Shares granted and issued	(1,743)	(1,827)	(2,724)
Shares granted and deferred	(5,225)	(4,263)	(4,767)

Number of shares available, end of year	71,553	78,521	84,611

Weighted average per share market value of stock on grant date	$51.70	$49.29	$44.08

Other Common Stock Issuances

        During 2004 the Company issued 50,000 shares of its common stock, par value $0.10 per share, to a non-employee under an intellectual property purchase agreement as prepaid royalties under that agreement. These shares vest ratably over a five-year period.

        Amortization expense related to the issuance of 50,000, 60,000 and 50,000 shares in 2004, 2000 and 1999, respectively, of the Company's common stock in exchange for non-employee consulting services was $0.5 million, $0.4 million and $0.8 million in 2005, 2004 and 2003, respectively. These shares vest ratably over a three- to five-year period. The Company amortizes the cost associated with these shares on a straight-line basis.

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

        During 2003, prior to its redemption, the Company repurchased 750,600 shares of the Company's convertible preferred stock at a cost of $36.7 million, representing a cost of $0.8 million below book value. The Company recorded this excess of book value over the purchase price of the preferred stock as an increase to additional paid-in-capital.

        The following is a summary of changes during 2003 in shares of the Company's Series A convertible preferred stock:

2003
Changes in preferred stock:
Number of shares issued, beginning of year	27,357,599
Redemption of preferred stock	(25,452,037)
Conversion of preferred stock	(337,462)
Retired repurchased preferred stock	(1,568,100)

Number of shares issued, end of year	—

Changes in preferred stock in treasury:
Number of shares held, beginning of year	817,500
Purchase of shares during period	750,600
Retired repurchased preferred stock	(1,568,100)

Number of shares held, end of year	—

Stock Options

        Stock option plans in which specified employees of the Cryovac packaging business participated were terminated effective March 31, 1998 in connection with the Cryovac transaction, except with respect to options that remained outstanding as of that date. All of these options had been granted at an exercise price equal to their fair market value on the date of grant. Since 1997, the Company has not issued any stock option awards and has no plans to do so in the future. At December 31, 2005, these options had per share exercise prices ranging from $40.10 to $42.19, a weighted-average remaining contractual life of approximately 0.9 years, and terms expiring up to March 2007.

        During 2005, 2004 and 2003, the holders exercised options to purchase 63,696, 33,136 and 125,277, respectively, with an aggregate exercise price of $2.5 million, $1.1 million and $4.7 million, respectively. At December 31, 2005, 2004 and 2003, the cumulative number of options to purchase 47,885, 46,820 and 45,648 shares of common stock, respectively, had expired. At December 31, 2005, 2004 and 2003, options to purchase 89,761, 154,522 and 188,830 shares of common stock, respectively, were outstanding at average per share exercise prices of $41.61, $40.71, and $39.36, respectively.

Note 18 Earnings Per Common Share

        Basic earnings per common share were $3.09 for 2005, $2.56 for 2004 and $2.21 for 2003. Diluted earnings per common share were $2.69 for 2005, $2.25 for 2004 and $1.97 for 2003.

        The diluted earnings per common share for 2003 includes a $0.26 per common share charge related to the Company's redemption of all of its outstanding shares of Series A convertible preferred stock on July 18, 2003. The Company redeemed all of the outstanding shares of its Series A convertible preferred stock at a redemption price of $51.00 per share. The Company also paid accrued dividends on the preferred stock from July 1, 2003 through July 17, 2003 in the aggregate amount of $2.4 million. The $51.00 per share redemption price included a $1.00 per share redemption premium, or an aggregate premium of $25.5 million. The Company also reflected this redemption price in basic earnings per common share in 2003.

        The basic earnings per common share calculations for 2003 include gains of $0.8 million attributable to the repurchase of preferred stock. The Company did not recognize any such gains for 2005 and 2004 since it had redeemed all shares of its outstanding preferred stock during the third quarter of 2003.

        In calculating diluted earnings per common share, the Company's calculation of the weighted average number of common shares for 2005, 2004 and 2003 provides for the conversion of the Company's 3% convertible senior notes due June 2033 due to the application of EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," the assumed issuance of nine million shares of common stock reserved for the Company's previously announced asbestos settlement referred to in Note 16 to the Consolidated Financial Statements under the caption "Asbestos Settlement and Related Costs" and the exercise of dilutive stock options, net of assumed treasury stock repurchases.

        The following table sets forth the reconciliation of the basic and diluted earnings per common share computations for the years ended December 31, 2005, 2004 and 2003 (shares in millions):

	2005	2004	2003
Basic EPS:
Numerator
Net earnings	$255.8	$215.6	$240.4
Less: Excess of redemption price over book value of preferred stock	—	—	(25.5)
Add: Excess of book value over repurchase price of preferred stock	—	—	0.8
Less: Preferred stock dividends	—	—	(28.6)

Net earnings ascribed to common shareholders—basic	$255.8	$215.6	$187.1

Denominator
Weighted average number of common shares outstanding—basic	82.8	84.2	84.7

Basic earnings per common share	$3.09	$2.56	$2.21

Diluted EPS:
Numerator
Net earnings ascribed to common shareholders—basic	$255.8	$215.6	$187.1
Add: Interest on 3% convertible senior notes, net of income taxes	7.8	7.8	3.9

Net earnings ascribed to common shareholders—diluted	$263.6	$223.4	$191.0

Denominator
Weighted average number of common shares outstanding — basic	82.8	84.2	84.7
Effect of conversion of 3% convertible senior notes	6.2	6.2	3.1
Effect of assumed issuance of asbestos settlement shares	9.0	9.0	9.0

Weighted average number of common shares outstanding — diluted	98.0	99.4	96.8

Diluted earnings per common share	$2.69	$2.25	$1.97

Note 19 Supplementary Financial Information

Other Income, net

	2005	2004	2003
Interest and dividend income	$11.1	$7.7	$6.8
Net foreign exchange transaction losses	(4.7)	(9.0)	(2.8)
Asbestos settlement and related costs (Note 16)	(2.2)	(2.0)	(2.8)
Other, net	11.7	9.1	4.4

Other income, net	$15.9	$5.8	$5.6

Supplementary Cash Flow Information

	2005	2004	2003
Interest payments, net of amounts capitalized	$113.6	$136.6	$79.5

Income tax payments	$152.2	$141.9	$161.3

Non-cash items
Issuance of shares of common stock to the profit sharing plan	$—	$—	$9.8

Note 20 New Accounting Pronouncements

Recently Issued Statements of Financial Accounting Standards, Accounting Guidance and Disclosure Requirements

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces Accounting Principles Board Opinion, or APB, No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in an accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in an accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

        In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 123 (revised), "Share-Based Payment" which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement 123 (revised) covers a wide range of share-based compensation arrangements and requires that the compensation cost related to these types of payment transactions be recognized in financial statements. Cost will be measured based on the fair value of the equity or liability instruments issued. As required, the Company will adopt SFAS 123 (revised) in the first quarter of 2006 using the modified prospective application. Under the modified prospective application, SFAS No. 123 (revised) applies to all awards granted, modified, repurchased or cancelled by the Company and to unvested awards at the date of adoption. Upon adoption, using the modified prospective application, the Company is required to eliminate any unearned or deferred compensation related to earlier awards against the appropriate equity account. At December 31, 2005, $17.8 million of deferred compensation was recorded in the shareholders' equity section of the consolidated balance sheet, which will be eliminated against additional paid-in capital upon adoption. The adoption of SFAS No. 123 (revised) is not expected to have a material impact on the consolidated statement of operations as the amounts currently recognized by the Company under the 1998 and 2005 Contingent Stock Plans would essentially be the same as under SFAS No. 123.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which amends the guidance in Accounting Research Bulletin, or ARB, No. 43, Chapter 4, "Inventory Pricing." This amendment clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criteria specified in ARB No. 43 of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No. 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not anticipate the adoption of this standard to have a significant impact on its consolidated financial statements.

Note 21 Interim Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005(1)
Net sales	$969.8	$1,020.0	$1,019.7	$1,075.7
Gross profit	277.5	295.9	287.8	296.7
Net earnings	55.8	62.7	64.2	73.0
Earnings per common share—basic(2)	0.67	0.75	0.78	0.90
Earnings per common share—diluted(2)	0.58	0.66	0.68	0.77
2004(1)
Net sales	$913.1	$923.7	$944.2	$1,017.1
Gross profit	286.1	282.8	285.4	307.8
Net earnings	60.2	61.4	63.8	30.3
Earnings per common share—basic(2)	0.71	0.73	0.76	0.36
Earnings per common share—diluted(2)	0.62	0.64	0.66	0.33

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

Management's Annual Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. The management of the Company evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness, as of the end of its 2005 fiscal year, of the Company's internal control over financial reporting. The suitable recognized control framework on which management's evaluation of the Company's internal control over financial reporting is based is the Internal Control—Integrated Framework established and distributed for public comment by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based upon that evaluation under the COSO framework, the Company's management concluded that its internal control over financial reporting as of the end of its 2005 fiscal year was effective. The independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, KPMG LLP, has issued an attestation report on management's assessment of the Company's internal control over financial reporting. KPMG's attestation report is included below in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Sealed Air Corporation:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Sealed Air Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in "Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)." Sealed Air Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Sealed Air Corporation's internal control over financial reporting based on our audit.

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

        In our opinion, management's assessment that Sealed Air Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in "Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)." Also, in our opinion, Sealed Air Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in "Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)."

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sealed Air Corporation and subsidiaries as of December 31, 2005 and, 2004, and the related consolidated statements of operations, shareholders' equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2005, and the related consolidated financial statement schedule, and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Short Hills, New Jersey
March 14, 2006

Changes in Internal Control over Financial Reporting

        There has not been any change in the Company's internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Part of the information required in response to this Item is set forth in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant," and the balance except as set forth below will be included in the Company's Proxy Statement for its 2006 Annual Meeting of Stockholders under the captions "Election of Directors—Information Concerning Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance." All such information is incorporated herein by reference.

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

        The Company's Audit Committee comprises directors Hank Brown, who serves as chairman, Michael Chu, Lawrence R. Codey and Kenneth P. Manning. The Company's Board of Directors has determined that each of the four members of the Audit Committee is an audit committee financial expert in accordance with the standards of the Securities and Exchange Commission and that each is independent, as defined in the listing standards of the New York Stock Exchange, Inc. applicable to the Company and as determined by the Board of Directors.

        During 2005, William V. Hickey, the Company's Chief Executive Officer, certified to the New York Stock Exchange that he was not aware of any violation by the Company of the New York Stock Exchange corporate governance listing standards. The Company has filed certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K.

Item 11.    Executive Compensation

        The information required in response to this Item will be set forth in the Company's Proxy Statement for its 2006 Annual Meeting of Stockholders under the captions "Director Compensation," "Executive Compensation" and "Meetings and Committees of the Board of Directors; Status of Members—Compensation Committee Interlocks and Insider Participation." Such information is incorporated herein by reference, except for the "Report of the Company's Organization and Compensation Committee on Executive Compensation," which is not incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Except as set forth below, the information required in response to this Item will be set forth in the Company's Proxy Statement for its 2006 Annual Meeting of Stockholders under the caption "Voting Securities." Such information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

        The following table provides information as of December 31, 2005 with respect to shares of common stock that may be issued under the 2005 Contingent Stock Plan of Sealed Air Corporation and the Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors.

Plan Category(1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by stockholders(2)	107,805	(2)	2,403,903
Equity compensation plans not approved by stockholders	—	—	—

Total	107,805	—	2,403,903

(1)
The table does not include information concerning equity compensation plans that have been terminated. Stock option plans in which employees of the Company's Cryovac packaging business participated prior to March 31, 1998 were terminated as of March 31, 1998 except with respect to options that were still outstanding as of that date. At December 31, 2005, a total of 89,761 shares of common stock were issuable upon the exercise of those outstanding options at an average per share exercise price of $41.61.

(2)
Consists of the 2005 Contingent Stock Plan of Sealed Air Corporation and the 2002 Stock Plan for Non-Employee Directors. Column (a) includes 89,600 restricted stock shares and restricted stock units awarded under the 2005 Contingent Stock Plan but not yet issued as of December 31, 2005, as well as 18,205 deferred stock units held by non-employee directors. There is no exercise price for shares or units awarded under the 2005 Contingent Stock Plan. The exercise price for deferred stock units held by non-employee directors is $0.10 per share, all of which had been paid to the Company prior to December 31, 2005. As of December 31, 2005 there were 2,332,350 shares available under the 2005 Contingent Stock Plan and 71,553 shares available under the Directors Stock Plan.

Item 13.    Certain Relationships and Related Transactions

        None.

Item 14.    Principal Accountant Fees and Services

        The information required in response to this item will be included in the Company's Proxy Statement for its 2006 Annual Meeting of Stockholders under the captions "Principal Independent Auditor Fees" and "Audit Committee Pre-Approval Policies and Procedures." Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)   Documents filed as a part of this Annual Report on Form 10-K:

  (i)
  Financial Statements

  See Index to Consolidated Financial Statements and Schedule on page 46 of this Annual Report on Form 10-K.

  (ii)
  Financial Statement Schedule

  See Schedule II—Valuation and Qualifying Accounts and Reserves—Years Ended December 31, 2005, 2004 and 2003 on page 112 of this Annual Report on Form 10-K.

  (iii)
  Exhibits

Exhibit Number	Description
2.1	Distribution Agreement dated as of March 30, 1998 among the Company, W. R. Grace & Co.—Conn., and W.R. Grace & Co. (Exhibit 2.2 to the Company's Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139, is incorporated herein by reference.)
3.1
Unofficial Composite Amended and Restated Certificate of Incorporation of the Company as currently in effect. (Exhibit 3.1 to the Company's Registration Statement on Form S-3, Registration No. 333-108544, is incorporated herein by reference.)
3.2
Amended and Restated By-Laws of the Company as currently in effect. (Exhibit 3 to the Company's Current Report on Form 8-K, Date of Report February 16, 2006, File No. 1-12139, is incorporated herein by reference.)
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
10.2
Tax Sharing Agreement dated as of March 30, 1998 by and among the Company, W. R. Grace & Co. — Conn. and W. R. Grace & Co. (Exhibit 10.2 to the Company's Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139, is incorporated herein by reference.)
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
10.7	Form of Restricted Stock Purchase Agreement. (Exhibit 4.4 to the Company's Registration Statement on Form S-8, Registration No. 333-59195, is incorporated herein by reference.)*
10.8
1998 Contingent Stock Plan of the Company, as amended. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12139, is incorporated herein by reference.)*
10.9	Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors. (Annex A to the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.)*
10.10
Form of Stock Purchase Agreement for use in connection with the Company's 2002 Stock Plan for Non-Employee Directors. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-12139, is incorporated herein by reference.)*
10.11
Sealed Air Corporation Deferred Compensation Plan for Directors. (Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-12139, is incorporated herein by reference.)*
10.12
Agreement in Principle, dated November 27, 2002, by and among the Official Committee of Asbestos Personal Injury Claimants, the Official Committee of Asbestos Property Damage Claimants, the Company, and the Company's subsidiary, Cryovac, Inc. (Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12139, is incorporated herein by reference.)
10.13
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
10.14
Amendment dated April 15, 2004, to the Restricted Stock Plan for Non-Employee Directors of the Company. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-12139, is incorporated herein by reference.)*
10.15
Amendment to the 1998 Contingent Stock Plan of the Company, adopted August 4, 2004. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-12139, is incorporated herein by reference.) *
10.16
Form of Amendment to Existing Contingent Stock Purchase Agreement — Officer. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-12139, is incorporated herein by reference.) *
10.17
Form of Contingent Stock Purchase Agreement — Officer. (Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-12139, is incorporated herein by reference.)*

10.18
Form of Contingent Stock Purchase Agreement — Section 162(m) Officer. (Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-12139, is incorporated herein by reference.)*
10.19	Fees to be paid to the Company's Non-Management Directors—2006.*
10.20	Compensation Determinations concerning certain executive officers of the Company—2005 and 2006.*
10.21	Salary, Cash Bonus and Other Compensation Arrangements for certain executive officers of the Company—2006.*
10.22
Letter Agreement dated January 5, 2004 regarding compensation of J. Stuart K. Prosser, Senior Vice President of the Company. (Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-12139, is incorporated herein by reference.)*
10.23
Letter Agreement dated January 13, 2004 regarding U.K. pension plan benefits to J. Stuart K. Prosser. (Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-12139, is incorporated herein by reference.)*
10.24
Revolving Credit Facility (5-year), dated as of July 26, 2005, among the Company, certain of the Company's subsidiaries, banks and financial institutions party thereto, and Citicorp USA, Inc., as agent for the lenders. (Exhibit 10 to the Company's Current Report on Form 8-K, Date of Report July 28, 2005, File No. 1-12139, is incorporated herein by reference.)
10.25	2005 Contingent Stock Plan of the Company. (Annex D to the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.)*
10.26	Performance-Based Compensation Program of the Company, as amended. (Annex E to the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.)*
10.27
Form of Restricted Stock Agreement under 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 4.4 to the Company's Registration Statement on Form S-8, Registration No. 333-126890, is incorporated herein by reference.)*
10.28
Form of Restricted Stock Unit Agreement under 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 4.5 to the Company's Registration Statement on Form S-8, Registration No. 333-126890, is incorporated herein by reference.)*
10.29
Form of Non-Compete and Confidentiality Agreement for exempt U.S. employees, substantially as executed by David B. Crosier, Senior Vice President, and David H. Kelsey, Senior Vice President and Chief Financial Officer, of the Company.*
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
31.1	Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated March 15, 2006.
31.2	Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated March 15, 2006.
32	Certification of William V. Hickey, Chief Executive Officer of the Company, and David H. Kelsey, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated March 15, 2006.

*
Compensatory plan or arrangement of management required to be filed as an exhibit to this report on Form 10-K.

SEALED AIR CORPORATION AND SUBSIDIARIES

SCHEDULE II

Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2005, 2004 and 2003

(In millions of dollars)

Description	Balance At Beginning Of Year	Charged To Costs And Expenses	Deductions		Foreign Currency Translation And Other	Balance At End Of Year
Year ended December 31, 2005:
Allowance for doubtful accounts	$18.4	$3.9	$(4.7	)(1)	$(1.0)	$16.6

Inventory obsolescence reserve	$30.7	$7.2	$(6.0	)(2)	$(1.6)	$30.3

Year ended December 31, 2004:
Allowance for doubtful accounts	$17.9	$5.1	$(6.2	)(1)	$1.6	$18.4

Inventory obsolescence reserve	$31.3	$3.9	$(6.4	)(2)	$1.9	$30.7

Year ended December 31, 2003:
Allowance for doubtful accounts	$18.7	$2.1	$(4.6	)(1)	$1.7	$17.9

Inventory obsolescence reserve	$28.1	$7.0	$(6.9	)(2)	$3.1	$31.3

(1)
Primarily accounts receivable balances written off, net of recoveries.

(2)
Primarily items removed from inventory.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALED AIR CORPORATION (Registrant)
Date: March 15, 2006	By:	/s/ WILLIAM V. HICKEY William V. Hickey President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Date

By	/s/ WILLIAM V. HICKEY William V. Hickey President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006
By	/s/ DAVID H. KELSEY David H. Kelsey Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2006
By	/s/ JEFFREY S. WARREN Jeffrey S. Warren Controller (Principal Accounting Officer)	March 15, 2006
By	/s/ HANK BROWN Hank Brown Director	March 15, 2006
By	/s/ MICHAEL CHU Michael Chu Director	March 15, 2006

By	/s/ LAWRENCE R. CODEY Lawrence R. Codey Director	March 15, 2006

By	/s/ T. J. DERMOT DUNPHY T. J. Dermot Dunphy Director	March 15, 2006
By	/s/ CHARLES F. FARRELL, JR. Charles F. Farrell, Jr. Director	March 15, 2006
By	/s/ JACQUELINE B. KOSECOFF Jacqueline B. Kosecoff Director	March 15, 2006
By	/s/ KENNETH P. MANNING Kenneth P. Manning Director	March 15, 2006
By	/s/ WILLIAM J. MARINO William J. Marino Director	March 15, 2006