Form 10-Q
period 2006-03-31
SEALED AIR CORP/DE
filed 2006-05-04
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

There were 81,580,631 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of April 30, 2006.

SEALED AIR CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(In millions of dollars, except for per share data)
(Unaudited)

	2006	2005
Net sales	$1,019.1	$969.8
Cost of sales	735.5	692.3
Gross profit	283.6	277.5
Marketing, administrative and development expenses	167.5	159.3
Restructuring charges	0.2	1.0
Operating profit	115.9	117.2
Interest expense	(38.4)	(36.8)
Other income, net	4.5	3.2
Earnings before income tax expense	82.0	83.6
Income tax expense	26.2	27.8
Net earnings	$55.8	$55.8
Earnings per common share:
Basic	$0.68	$0.67
Diluted	$0.60	$0.58

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 and DECEMBER 31, 2005
(In millions of dollars, except share data)
(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$438.2	$455.8
Short-term investments—available-for-sale securities	42.5	44.1
Accounts receivable, net of allowances for doubtful accounts of $17.5 in 2006 and $16.6 in 2005	657.9	674.0
Inventories	429.7	409.1
Other current assets	115.3	112.4
Total current assets	1,683.6	1,695.4
Property and equipment:
Land and improvements	33.2	32.8
Buildings	498.0	508.6
Machinery and equipment	1,925.9	1,917.7
Other property and equipment	128.1	126.9
Construction-in-progress	70.8	66.7
	2,656.0	2,652.7
Accumulated depreciation and amortization	(1,742.9)	(1,741.5)
Property and equipment, net	913.1	911.2
Goodwill	1,940.3	1,908.8
Other assets	345.0	348.8
Total Assets	$4,882.0	$4,864.2

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
MARCH 31, 2006 and DECEMBER 31, 2005
(In millions of dollars, except share data)
(Unaudited)

	March 31, 2006	December 31, 2005
LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$16.9	$21.8
Current portion of long-term debt	244.8	241.4
Accounts payable	248.1	250.3
Asbestos settlement liability	512.5	512.5
Other current liabilities	400.7	434.1
Income taxes payable	82.7	73.4
Total current liabilities	1,505.7	1,533.5
Long-term debt, less current portion	1,811.7	1,813.0
Other liabilities	128.3	125.6
Total Liabilities	3,445.7	3,472.1
Commitments and Contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.10 par value per share. Authorized 50,000,000 shares; no shares issued in 2006 and 2005	—	—
Common stock, $0.10 par value per share. Authorized 400,000,000 shares; issued 86,230,596 shares in 2006 and 86,142,741 shares in 2005	8.6	8.6
Common stock reserved for issuance related to asbestos settlement, 9,000,000 shares, $0.10 par value per share in 2006 and 2005	0.9	0.9
Additional paid-in capital	1,062.3	1,075.5
Retained earnings	758.6	715.1
Deferred compensation	—	(17.8)
	1,830.4	1,782.3
Minimum pension liability, net of taxes	(5.3)	(5.3)
Cumulative translation adjustment	(173.3)	(169.7)
Unrecognized gain on derivative instruments, net of taxes	6.7	6.8
Accumulated other comprehensive loss	(171.9)	(168.2)
Cost of treasury common stock, 4,700,650 shares in 2006 and 4,691,086 shares in 2005	(222.2)	(222.0)
Total Shareholders’ Equity	1,436.3	1,392.1
Total Liabilities and Shareholders’ Equity	$4,882.0	$4,864.2

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(In millions of dollars)
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net earnings	$55.8	$55.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	41.3	44.2
Amortization of senior debt related items and other	0.8	0.8
Deferred tax provisions	(0.8)	(0.6)
Net gain on disposals of property and equipment	(1.2)	(0.3)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	22.6	14.8
Inventories	(21.7)	(41.6)
Other current assets	(1.7)	0.9
Other assets	4.2	3.3
Accounts payable	(7.3)	(1.6)
Income taxes payable	8.7	3.6
Other current liabilities	(35.2)	(44.8)
Other liabilities	(0.7)	1.7
Net cash provided by operating activities	64.8	36.2
Cash flows from investing activities:
Capital expenditures for property and equipment	(28.9)	(20.6)
Purchases of available-for-sale securities	(70.6)	(112.0)
Sale of available-for-sale securities	72.2	129.1
Proceeds from sales of property and equipment	5.2	1.3
Businesses acquired in purchase transactions, net of cash acquired	(41.3)	(0.2)
Net cash used in investing activities	(63.4)	(2.4)
Cash flows from financing activities:
Payment of long-term debt	(9.0)	(1.0)
Payment of senior debt issuance costs	—	(0.8)
Repurchases of common stock	—	(1.5)
Dividends paid on common stock	(12.2)	—
Proceeds from stock option exercises	1.7	0.2
Net (payments of) proceeds from short-term borrowings	(5.7)	4.8
Net cash (used in) provided by financing activities	(25.2)	1.7
Effect of exchange rate changes on cash and cash equivalents	6.2	(15.8)
Cash and cash equivalents:
Net change during the period	(17.6)	19.7
Balance, beginning of period	455.8	358.0
Balance, end of period	$438.2	$377.7
Supplemental Cash Flow Items:
Interest payments, net of amounts capitalized	$26.8	$26.8
Income tax payments	$19.4	$22.7

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(In millions of dollars)
(Unaudited)

	2006	2005
Net earnings	$55.8	$55.8
Other comprehensive income (loss):
Unrecognized loss on derivative instruments, net of income tax benefit of $0.1 for 2006 and 2005	(0.1)	(0.3)
Foreign currency translation adjustments	(3.6)	(30.8)
Comprehensive income	$52.1	$24.7

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

(1)          Basis of Consolidation

The condensed consolidated financial statements include the accounts of Sealed Air Corporation and its subsidiaries, or the Company. All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the condensed consolidated balance sheet as of March 31, 2006 and the condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005 have been made. The results set forth in the condensed consolidated statement of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. All amounts are approximate due to rounding. Where appropriate, prior period amounts have been reclassified to conform to the current year’s presentation.

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

(2)          Business Segment Information

	For the Three Months Ended March 31,
	2006	2005
Net sales
Food Packaging	$625.6	$594.9
Protective Packaging	393.5	374.9
Total	$1,019.1	$969.8
Operating profit
Food Packaging	$64.6	$75.9
Protective Packaging	51.7	42.5
Total segments	116.3	118.4
Restructuring charges(1)	(0.2)	(1.0)
Unallocated corporate operating expenses	(0.2)	(0.2)
Total	$115.9	$117.2
Depreciation and amortization
Food Packaging	$28.0	$29.2
Protective Packaging	13.3	15.0
Total	$41.3	$44.2

(1)          In 2006, includes a $0.3 million charge for Food Packaging and a $0.1 million credit for Protective Packaging. In 2005, includes a charge of $0.4 million for Food Packaging and a charge of $0.6 million for Protective Packaging.

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and because the Company’s management views goodwill as a corporate asset, the Company has allocated all of its goodwill to the corporate level rather than to the individual segments. However, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company has allocated goodwill to each reportable segment in order to perform its annual impairment review of goodwill, which it does during the fourth quarter of each year. The allocation of goodwill in accordance with SFAS No. 142 as of March 31, 2006 was as follows:

	Balance at Beginning of Period	Goodwill Acquired	Foreign Currency Translation	Balance at End of Period
Food Packaging	$540.4	$33.0	$(1.5)	$571.9
Protective Packaging	1,368.4	—	—	1,368.4
Total	$1,908.8	$33.0	$(1.5)	$1,940.3

See Note 15, “Acquisitions,” for additional information on the goodwill acquired during 2006.

(3)          Short-Term Investments—Available-for-Sale Securities

At March 31, 2006 and December 31, 2005 the Company’s available-for-sale securities consisted of auction rate securities for which interest or dividend rates are generally re-set for periods of up to 90 days. At March 31, 2006, the Company held $42.5 million of auction rate securities, of which $34.7 million were investments in preferred stock with no maturity dates and $7.8 million were investments in other auction rate securities with contractual maturities in 2031. At December 31, 2005, the Company held $44.1 million of auction rate securities, of which $34.7 million were investments in preferred stock with no maturity dates and $9.4 million were investments in other auction rate securities with contractual maturities in 2031.

At March 31, 2006 and December 31, 2005, the fair value of the available-for-sale securities held by the Company was equal to their cost. There were no gross realized gains or losses from the sale of available-for-sale securities in 2006 and 2005.

(4)          Accounts Receivable Securitization

The Company’s $125 million receivables program has an expiration date of December 7, 2007. The receivables program contains financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these ratios at March 31, 2006.

The Company’s receivables funding subsidiary did not sell any receivables interests under the receivables program during the first three months of 2006 and 2005, and neither the bank nor the issuer of commercial paper that are parties to the program held any receivables interests in such receivables as of March 31, 2006 and 2005. Therefore the Company did not remove any related amounts from the assets reflected on its condensed consolidated balance sheet at March 31, 2006.

The costs associated with the receivables program are reflected in other income, net, in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005. These costs primarily relate to program and commitment fees and other associated costs, which were $0.1 million for the three months ended March 31, 2006 and 2005.

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

(5)          Inventories

	March 31, 2006	December 31, 2005
Inventories (at FIFO, which approximates replacement value):
Raw materials	$106.5	$97.9
Work in process	96.7	90.1
Finished goods	263.5	256.7
Subtotal	466.7	444.7
Reduction of certain inventories to LIFO basis	(37.0)	(35.6)
Total	$429.7	$409.1

At March 31, 2006 and December 31, 2005, the Company determined the value of non-equipment U.S. inventories by the last-in, first-out or LIFO inventory method. The value of U.S. inventories determined by that method amounted to $137.3 million and $139.2 million at March 31, 2006 and December 31, 2005, respectively. If the Company had used the first-in, first-out or FIFO inventory method, which approximates replacement value, for these inventories, the balances would have been $37 million and $35.6 million higher at March 31, 2006 and December 31, 2005, respectively.

(6)          Goodwill and Identifiable Intangible Assets

Goodwill:

At March 31, 2006 and December 31, 2005, the Company had unamortized goodwill in the amount of $1,940.3 million and $1,908.8 million, respectively. See Note 2, “Business Segment Information,” for the allocation of goodwill by business segment.

Identifiable Intangible Assets:

At March 31, 2006 and December 31, 2005, the Company had identifiable intangible assets with definite useful lives with a gross carrying value of $58.2 million and $59.4 million, respectively, less accumulated amortization of $47.1 million and $47.9 million, respectively. These identifiable intangible assets are included in other assets and are considered immaterial to the Company’s condensed consolidated balance sheets. Amortization of identifiable intangible assets was approximately $1 million for the three months ended March 31, 2006. Assuming no change in the gross carrying value of identifiable intangible assets from the value at March 31, 2006, the estimated amortization for future periods is as follows: remainder of 2006—$2.9 million, 2007—$3 million, 2008—$2 million, 2009—$1.2 million; and 2010—$0.4 million. At March 31, 2006 and December 31, 2005, there were no identifiable intangible assets, other than goodwill, with indefinite useful lives as defined by SFAS No. 142.

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

(7) Debt and Credit Facilities

Lines of Credit:

Revolving Credit Facilities:

The 2010 Facility—The Company did not borrow under its $500 million unsecured multi-currency revolving credit facility.

ANZ Facility—The Company has an Australian dollar 170 million, dual-currency revolving credit facility, known as the ANZ facility, equivalent to U.S. $119.8 million at March 31, 2006. The Company did not borrow under the ANZ facility during 2006.

Other Lines of Credit:

The following table summarizes the Company’s available lines of credit and committed and uncommitted lines of credit, including the credit lines discussed above, at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Used lines of credit	$18.2	$27.2
Unused lines of credit	783.3	797.6
Total available lines of credit	$801.5	$824.8
Available lines of credit—committed	$619.8	$624.7
Available lines of credit—uncommitted	181.7	200.1
Total available lines of credit	$801.5	$824.8

The Company’s principal credit lines were all committed and consisted of the 2010 facility and the ANZ facility. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

Covenants:

Each issue of the Company’s outstanding senior notes and the Company’s outstanding euro notes imposes limitations on the Company’s operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. The 2010 facility contains financial covenants relating to interest coverage, debt leverage and minimum liquidity and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the asbestos settlement agreement discussed in Note 12, “Commitments and Contingencies.” The ANZ facility contains financial covenants relating to debt leverage, interest coverage and tangible net worth and restrictions on the creation of liens, the incurrence of additional indebtedness and asset sales, in each case relating to the Australian and New Zealand subsidiaries of the Company that are borrowers under the facility. The Company was in compliance with these limitations, as applicable, at March 31, 2006.

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

Senior Notes:

During the three months ended March 31, 2006, the Company recorded adjustments to the fair value of its 5.375% senior notes due April 2008 as a result of the Company’s interest rate hedging related to these senior notes. See Note 8, “Derivatives and Hedging Activities.”

(8)          Derivatives and Hedging Activities

Foreign Currency Forward Contracts:

The Company is exposed to market risk, such as fluctuations in foreign currency exchange rates. The Company’s subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purpose of the Company’s foreign currency hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies. At March 31, 2006 and December 31, 2005, the Company was party to foreign currency forward contracts with an aggregate notional amount of $311.3 million maturing through December 2006 and $309.3 million maturing through September 2006, respectively. The estimated fair values of these contracts, which represent the estimated net payments that would be paid or received by the Company in the event of termination of these contracts based on the then current foreign exchange rates, was a net receivable of $0.1 million at March 31, 2006 and a net receivable of $0.6 million at December 31, 2005. These contracts qualified and were designated as cash flow hedges and had original maturities of less than twelve months.

Interest Rate Swaps:

2006 Interest Rate Swaps:

At March 31, 2006, the Company had outstanding interest rate swaps with a total notional amount of $300 million that qualified and were designated as fair value hedges. The Company entered into these interest rate swaps to effectively convert its 5.375% senior notes due April 2008 into floating rate debt. At March 31, 2006, the Company recorded a mark to market adjustment to record a decrease of $13.7 million in the fair value of the 5.375% senior notes due April 2008 due to changes in interest rates and an offsetting increase to other liabilities to record the fair value of the related interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.

During the first three months of 2006, under the terms of the $300 million outstanding interest rate swap agreements, the Company received interest at a fixed rate and paid interest at variable rates that were based on six-month London Interbank Offered Rate, or LIBOR. As a result, interest expense increased by $1.2 million for the three months ended March 31, 2006 due to increases in six-month LIBOR.

2005 Interest Rate Swaps:

At March 31, 2005, the Company had outstanding interest rate swaps with a total notional amount of $300 million that qualified and were designated as fair value hedges. The Company entered into these interest rate swaps to effectively convert its 5.375% senior notes due April 2008 into floating rate debt. At March 31, 2005, the Company recorded a mark to market adjustment to record a decrease of $13.2 million

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

in the fair value of the 5.375% senior notes due April 2008 due to changes in interest rates and an offsetting increase to other liabilities to record the fair value of the related interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.

During the first three months of 2005, under the terms of the $300 million outstanding interest rate swap agreements, the Company received interest at a fixed rate and paid interest at variable rates that were based on six-month London Interbank Offered Rate, or LIBOR. As a result, interest expense decreased by $0.4 million for the three months ended March 31, 2005 due to lower levels of six-month LIBOR.

(9)          Restructuring and Other Charges

2004 Restructuring Program:

During the fourth quarter of 2004, the Company announced a series of separate profit improvement plans in various geographic regions in order to complement the Company’s long-term growth programs and financial goals, improve the Company’s operating efficiencies and lower its overall cost structure. The plans principally reduced the number of employees and consolidated or relocated operations in both of the Company’s reportable business segments.

As of March 31, 2006, the Company has completed its reduction in headcount related to its 2004 restructuring program. At December 31, 2004, the Company expected to eliminate 473 full-time positions, and during 2005 the Company revised the number of positions to be eliminated to 475. By the end of 2005, the Company had eliminated a total of 444 positions. During the first three months of 2006, the Company eliminated 28 positions for a total of 472 positions since the fourth quarter of 2004. As an element of the program, the Company expects to add approximately 100 positions in connection with the Company’s realignment or relocation of some of its manufacturing activities, so that the net reduction in positions is expected to be approximately 375. These actions affected principally production workers and members of the Company’s sales force, primarily in Europe.

The components of the restructuring charges, spending and other activity through March 31, 2006 and the remaining accrual balance at March 31, 2006 were as follows:

	Employee Termination Costs	Facility Exit Costs	Total Cost
Original provision in 2004	$21.6	$1.1	$22.7
Cash payments during 2004	(0.6)	—	(0.6)
Effect of changes in currency rates	0.2	—	0.2
Restructuring accrual at December 31, 2004	21.2	1.1	22.3
Cash payments during 2005	(16.5)	(0.3)	(16.8)
Adjustment to restructuring liability, net	0.4	—	0.4
Effect of changes in currency rates	(0.4)	(0.1)	(0.5)
Restructuring accrual at December 31, 2005	4.7	0.7	5.4
Cash payments during 2006	(2.6)	(0.1)	(2.7)
Adjustment to restructuring liability	(0.1)	—	(0.1)
Restructuring accrual at March 31, 2006	$2.0	$0.6	$2.6

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

The Company expects to pay $2.2 million of the remaining $2.6 million accrual balance in the twelve months ending March 31, 2007 and $0.4 million thereafter.

For the first three months of 2006, the Company recorded an additional restructuring charge of $0.2 million which was related to the 2004 program. This amount includes an additional $0.3 million of costs related to the relocation of employees and assets from closed facilities and a $0.1 million adjustment to the restructuring liability reflected in the table above.

(10)   Defined Benefit Pension Plans

U.S. Pension Plans:

	Three Months Ended March 31,
	2006	2005
Components of Net Periodic Benefit Cost:
Service cost	$0.3	$0.3
Interest cost	0.5	0.5
Expected return on plan assets	(0.7)	(0.6)
Amortization of prior service cost	0.2	0.2
Amortization of net actuarial loss	0.1	0.1
Net periodic pension cost	$0.4	$0.5

The Company contributed $2.2 million to its U.S. defined benefit pension plans during the year ended December 31, 2005. The Company expects to contribute $0.4 million to its U.S. defined benefit pension plans in 2006.

Non-U.S. Pension Plans:

	Three Months Ended March 31,
	2006	2005
Components of Net Periodic Benefit Cost:
Service cost	$1.9	$1.7
Interest cost	3.1	3.0
Expected return on plan assets	(3.3)	(3.2)
Amortization of net actuarial loss	1.6	1.4
Net periodic pension cost	$3.3	$2.9

The Company contributed $6.4 million to its non-U.S. defined benefit pension plans during the year ended December 31, 2005. The Company expects to contribute $4 million to its non-U.S. defined benefit pension plans in 2006.

(11)   Income Taxes

The Company’s effective income tax rate was 32.0% and 33.3% for the three months ended March 31, 2006 and 2005, respectively.

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

For the three months ended March 31, 2006 and 2005, the effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the lower net effective income tax rate on foreign earnings, partially offset by the effect of state income taxes. In addition, the 2006 effective income tax rate was lower than the statutory U.S. federal income tax rate due to the anticipated utilization of tax loss carry forwards in 2006 by some foreign subsidiaries.

(12)   Commitments and Contingencies

Asbestos Settlement and Related Costs:

On November 27, 2002, the Company reached an agreement in principle with the committees appointed to represent asbestos claimants in the bankruptcy case of W. R. Grace & Co., known as Grace, to resolve all current and future asbestos-related claims made against the Company and its affiliates, the fraudulent transfer claims, successor liability claims, and indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies in connection with the Cryovac transaction referred to below. On December 3, 2002, the Company’s Board of Directors approved the agreement in principle. The Company received notice that both of the committees had approved the agreement in principle as of December 5, 2002. The parties to the agreement in principle signed a definitive settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. The Company recorded a charge of $850.1 million as a result of the asbestos settlement in its consolidated statement of operations for the year ended December 31, 2002. These matters are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

In January 2005, Grace filed a proposed plan of reorganization and related documents with the Bankruptcy Court. There were a number of objections filed, and the Company does not know whether the final plan will be consistent with the terms of the settlement agreement or if the other conditions to the Company’s obligation to pay the settlement amount will be met. If these conditions are not satisfied or not waived by the Company, the Company will not be obligated to pay the settlement amount. However, if the Company does not pay the settlement amount, the Company and its affiliates will not be released from the various asbestos-related, fraudulent transfer, successor liability and indemnification claims made against them, and all of these claims would remain pending and would have to be resolved through other means, such as through agreement on alternative settlement terms or trials. In that case, the Company could face liabilities that are significantly different from its obligations under the settlement agreement. The Company cannot estimate at this time what those differences or their magnitude may be. In the event these liabilities are materially larger than the current existing obligations, they could have a material adverse effect on the Company’s financial condition and results of operations. The Company cannot predict when a

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

final plan of reorganization will become effective or whether the final plan will be consistent with the terms of the settlement agreement.

Cryovac Transaction; Contingencies Related to the Cryovac Transaction:

On March 31, 1998, the Company completed a multi-step transaction that brought the Cryovac packaging business and the former Sealed Air Corporation’s business under the common ownership of the Company. In its Annual Report on Form 10-K for the year ended December 31, 2005, the Company described the Cryovac transaction, contingencies related to the Cryovac transaction, the cases of Thundersky v. The Attorney General of Canada, et al., and Her Majesty the Queen in Right of the Province of Manitoba v. The Attorney General of Canada, et al. and six additional putative class proceedings that had been brought in various provincial and federal courts in Canada seeking recovery from the Company and its subsidiaries Cryovac, Inc. and Sealed Air (Canada) Co./Cie as well as other defendants, including Grace, for asbestos-related injuries.

In April 2001, Grace’s subsidiary Grace Canada, Inc. had obtained an order of the Superior Court of Justice, Commercial List, Toronto, Ontario, Canada (Court File No. 01-CL-4081) recognizing the Chapter 11 actions in the United States of America involving Grace Canada, Inc.’s U.S. parent corporation and other U.S. affiliates of Grace Canada, Inc., and enjoining all new actions and staying all current proceedings against Grace Canada, Inc. related to asbestos under the Canadian Companies’ Creditors Arrangement Act. That order has been renewed repeatedly. In November 2005, upon motion by Grace Canada, Inc., the court ordered an extension of the injunction and stay to actions involving asbestos against the Company and its Canadian affiliate and the Attorney General of Canada, which had the effect of staying all of the Canadian actions referred to above. The stay has been extended through October 1, 2006. Grace’s proposed plan of reorganization provides that these claims will be paid by the trusts to be established under Section 524(g) of the Bankruptcy Code as part of Grace’s plan of reorganization, and it is anticipated that the defendants will ask the Canadian courts to enforce the terms of the plan of reorganization. However, if Grace’s final plan does not include comparable provisions or if the Canadian courts refuse to enforce Grace’s final plan of reorganization in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify the Company and its subsidiaries in these cases, then the Company could be required to pay substantial damages, which the Company cannot estimate at this time and which could have a material adverse effect on the Company’s financial condition and results of operations.

On September 15, 2003, the case of Senn v. Hickey, et al. (Case No. 03-CV-4372) was filed in the U.S. District Court for the District of New Jersey (Newark). This lawsuit seeks class action status on behalf of all persons who purchased or otherwise acquired securities of the Company during the period from March 27, 2000 through July 30, 2002. The lawsuit names the Company and five current and former officers and directors of the Company as defendants. The Company is required to provide indemnification to the other defendants, and accordingly the Company’s counsel is also defending them. On June 29, 2004, the court granted plaintiff Miles Senn’s motion for appointment as lead plaintiff and for approval of his choice of lead counsel. The plaintiff’s amended complaint makes a number of allegations against the defendants. The principal allegations are that during the above period the defendants materially misled the investing public, artificially inflated the price of the Company’s common stock by publicly issuing false and misleading statements and violated U.S. GAAP by failing to properly account and accrue for the Company’s contingent liability for asbestos claims arising from past operations of Grace. The plaintiffs seek compensatory damages and other relief. The Company is vigorously defending the lawsuit, since the

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

Company believes that it properly disclosed its contingent liability for Grace’s asbestos claims and properly accounted for its contingent liability for such claims under U.S. GAAP.

On March 14, 2005, the Company and the individual defendants filed a motion to dismiss the amended complaint in the Senn v. Hickey, et al. case for failure to state a claim. On December 19, 2005, the Court granted in part and denied in part defendants’ motion to dismiss. The Court determined that the Complaint failed adequately to allege scienter as to the four individual defendants other than T.J. Dermot Dunphy, and therefore dismissed the lawsuit with respect to these four individual defendants, but adequately alleged scienter as to Mr. Dunphy and the Company. Mr. Dunphy is a current director of the Company and was formerly Chairman of the Board and Chief Executive Officer of the Company. On December 28, 2005, the defendants requested that the Court reconsider the portion of the December 19, 2005 order denying defendants’ motion to dismiss with regard to the Company’s arguments other than scienter, or, in the alternative, that the Court certify the matter for interlocutory appeal. Although the Company believes that neither it nor Mr. Dunphy should have any liability in this lawsuit, until the lawsuit has progressed beyond its current, still preliminary, stage, the Company cannot estimate the potential cost of an unfavorable outcome, if any.

Compliance Matters:

In late 2005, the Company identified travel and related expenses that had been paid by certain of the Company’s foreign subsidiaries for trips by government officials who oversee the regulation of the Company’s medical products in a foreign country. Although these expenses were accurately recorded as travel and entertainment expenses in the Company’s books and records, these activities appeared to have breached the Company’s Code of Conduct. More importantly, the Company was concerned that these payments may have violated the Foreign Corrupt Practices Act, and therefore outside counsel was retained and promptly began an internal investigation. In March 2006, the Company voluntarily disclosed to the United States Department of Justice, or the DOJ, and the United States Securities and Exchange Commission, or the SEC, the factual information obtained to date in the Company’s internal investigation, including that these payments were made between 2003 and 2005 and totaled less than $0.2 million. The internal investigation is ongoing, and the Company is cooperating with the DOJ and the SEC. The Company cannot predict when this matter will be resolved or the terms upon which this matter will be resolved, although the Company currently does not expect this matter to be material to its consolidated results of operations, financial position or cash flows. In connection with the investigation, the Company is evaluating remedial measures and will take timely and appropriate action where necessary.

Cash Dividend:

On April 7, 2006, the Company announced that its Board of Directors had declared a quarterly dividend of $0.15 per common share. The dividend is payable on June 16, 2006 to stockholders of record at the close of business on June 2, 2006. The estimate of this liability is $12.2 million and was calculated using the 81,580,631 shares of common stock that were issued and outstanding as of April 30, 2006.

On March 17, 2006 the Company used cash of $12.2 million to pay a quarterly cash dividend of $0.15 per common share to shareholders of record at the close of business on March 3, 2006. The payment of this dividend was reflected as a reduction to retained earnings in the Company’s condensed consolidated balance sheet.

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

(13)   Earnings Per Common Share

Basic earnings per common share were $0.68 for the first three months of 2006 and $0.67 for the first three months of 2005. Diluted earnings per common share were $0.60 for the first three months of 2006 and $0.58 for the first three months of 2005.

In calculating diluted earnings per common share, the Company’s calculation of the weighted average number of common shares for 2006 and 2005 provides for the conversion of the Company’s 3% convertible senior notes due June 2033 due to the application of Emerging Issues Task Force, or EITF, Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” the assumed issuance of nine million shares of common stock reserved for the Company’s previously announced asbestos settlement referred to in Note 12, “Commitments and Contingencies,” under the caption “Asbestos Settlement and Related Costs,” and the exercise of dilutive stock options, net of assumed treasury stock repurchases.

The following table sets forth the reconciliation of the basic and diluted earnings per common share computations for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Basic EPS:
Numerator
Net earnings ascribed to common shareholders—basic	$55.8	$55.8
Denominator
Weighted average number of common shares outstanding—basic	81.5	83.7
Basic earnings per common share	$0.68	$0.67
Diluted EPS:
Numerator
Net earnings ascribed to common shareholders—basic	$55.8	$55.8
Add: Interest on 3% convertible senior notes, net of income taxes	1.9	1.9
Net earnings ascribed to common shareholders—diluted	$57.7	$57.7
Denominator
Weighted average number of common shares outstanding—basic	81.5	83.7
Effect of conversion of 3% convertible senior notes	6.2	6.2
Effect of assumed issuance of asbestos settlement shares	9.0	9.0
Weighted average number of common shares outstanding—diluted	96.7	98.9
Diluted earnings per common share	$0.60	$0.58

(14)   Other Income, net

	Three Months Ended March 31,
	2006	2005
Interest and dividend income	$4.2	$2.4
Net foreign exchange transaction losses	(1.7)	(1.7)
Other, net	2.0	2.5
Other income, net	$4.5	$3.2

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

(15)   Acquisitions

On January 3, 2006, the Company acquired Nelipak Holdings B.V. for cash in the amount of $41.3 million, net of cash acquired, and assumed debt of approximately $9.6 million. Such acquisition has been accounted for under the purchase method of accounting and resulted in a preliminary allocation of goodwill of $33 million. The allocation of the purchase price to the assets acquired and liabilities assumed was done using estimated fair values. This allocation is subject to revisions based on the results of the final determination of estimated fair values. Subsequent revisions to the purchase price allocation, if any, are not expected to be material to the condensed consolidated financial statements. This acquisition was not material to the Company’s condensed consolidated financial statements.

(16) New Accounting Pronouncements

Stock Based Compensation:

In December 2004, the Financial Accounting Standards Board or the FASB issued SFAS No. 123 (revised), “Share-Based Payment” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (revised) covers a wide range of share-based compensation arrangements and requires that the compensation cost related to these types of payment transactions be recognized in financial statements. Cost will be measured based on the fair value of the equity or liability instruments issued. The Company adopted SFAS No. 123 (revised) in the first quarter of 2006 as required using the modified prospective application. Under the modified prospective application, SFAS No. 123 (revised) applies to all awards granted, modified, repurchased or cancelled by the Company since January 1, 2006 and to unvested awards at the date of adoption. The Company was also required to eliminate any unearned or deferred compensation related to earlier awards against the appropriate equity account. At December 31, 2005, the Company had $17.8 million of deferred compensation recorded in the shareholders’ equity section of the condensed consolidated balance sheet. This amount was eliminated against additional paid-in capital on January 1, 2006. The adoption of SFAS No. 123 (revised) did not have a material impact on the condensed consolidated statement of operations as the amounts previously recognized by the Company for stock awards under the 1998 and 2005 Contingent Stock Plans are essentially the same as under SFAS No. 123.

Contingent Stock Plans:

At the Company’s annual meeting of the stockholders held on May 20, 2005, the stockholders approved the 2005 Contingent Stock Plan of Sealed Air Corporation. The 2005 Contingent Stock Plan replaced the contingent stock plan that was approved by the Company’s stockholders in 1998. The 2005 Contingent Stock Plan is the Company’s sole long-term equity compensation program for officers and employees, except that prior grants under the 1998 Contingent Stock Plan remain subject to that plan’s provisions. The 2005 Contingent Stock Plan provides for awards of equity-based compensation, including restricted stock, restricted stock units, performance share units and cash awards measured by share price, to executive officers and other key employees of the Company and its subsidiaries, as well as U.S.-based key consultants to the Company. During 2006, under the 2005 Contingent Stock Plan, the Company has granted restricted stock, restricted stock units and cash awards. An employee or consultant selected by the

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

Organization and Compensation Committee of the Company’s Board of Directors to receive an award may accept the award during the 60-day period beginning when written notice of the award has been sent to the participant, provided the participant’s relationship to the Company has not changed.

The Company’s 1998 Contingent Stock Plan provided for the grant to employees of awards to purchase common stock during the succeeding 60-day period. The Organization and Compensation Committee of the Company’s Board of Directors had set the price to purchase the common stock pursuant to the grants under the 1998 Contingent Stock Plan at $1.00 per share, subject to appropriate adjustments in the event of any stock dividend, split-up, recapitalization, merger, or other events affecting the Company’s common stock. There is no similar purchase price under the 2005 Contingent Stock Plan.

Awards made under the 2005 Contingent Stock Plan and shares issued under the 1998 Contingent Stock Plan are restricted as to disposition by the holders for a period of at least three years after award. In the event of termination of employment of a participant prior to lapse of the restriction, the awards under the 2005 Contingent Stock Plan are forfeited on the date of termination unless (i) the termination results from the participant’s death or permanent and total disability, or (ii) the Organization and Compensation Committee affirmatively determines not to seek forfeiture of the award in whole or in part. Likewise, shares of restricted stock awarded under the 1998 Contingent Stock Plan are subject to a repurchase option by the Company at the price at which the shares were issued. The forfeiture provision of the 2005 Contingent Stock Plan and the repurchase provision of the 1998 Contingent Stock Plan expire upon vesting of the awards, except that these provisions lapse sooner if specified events occur that affect the existence or control of the Company.

For restricted stock awards, the Company records compensation expense and credits additional paid-in capital within shareholders’ equity based on the fair value of the award at the grant date. For restricted stock unit awards, the Company records compensation expense and credits additional paid-in capital within shareholders’ equity based on the fair value of the award at the end of each reporting period. The amount of the deferred compensation related to the restricted stock unit awards is re-measured at each reporting period based on the then current stock price and the effects of the stock price changes are recognized as compensation expense. For cash awards, the Company records a liability, which is reflected in other liabilities in the condensed consolidated balance sheet, and records compensation expense based on the fair value of the award at the end of each reporting period. The amount of the liability is re-measured at each reporting period based on the then current stock price and the effects of the stock price changes are recognized as compensation expense. At March 31, 2006, the liability related to cash awards was immaterial to the Company’s condensed consolidated balance sheet. The Company has not settled any cash awards during 2006.

Compensation expense related to restricted stock, restricted stock units and cash awards is recognized, net of estimated forfeitures in 2006 under SFAS No. 123 (revised) and net of actual forfeitures in 2005 under SFAS No. 123, over a three-year period on a straight-line basis. These charges are included in marketing, administrative and development expenses and amounted to $2.8 million and $2.6 million for the three months ended March 31, 2006 and 2005, respectively.

At March 31, 2006, the weighted-average remaining contractual life of outstanding restricted stock, restricted stock units and cash awards was approximately 1.3 years, 2.5 years, and 2.5 years, respectively,

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

and had terms expiring up to 2009. The total compensation cost related to nonvested restricted stock, restricted stock units and cash awards not yet recognized was $19.9 million as of March 31, 2006. At March 31, 2006, there were 786,980 shares of nonvested restricted stock, 45,350 shares of nonvested restricted stock units and nonvested cash awards measured by 1,500 shares.

The 2005 Contingent Stock Plan and the 1998 Contingent Stock Plan permit tax withholding attributable to awards and other charges that may be required by law to be paid by withholding a portion of the shares attributable to such awards.

A summary of the changes in shares available for the 2005 Contingent Stock Plan during 2006 follows:

Changes in the 2005 Contingent Stock Plan shares:
Number of shares available at December 31, 2005	2,332,350
Restricted stock shares issued for new awards under the 2005 Contingent Stock Plan	(43,950)
Restricted stock units awarded under the 2005 Contingent Stock Plan	(5,800)
Restricted stock shares forfeited under the 2005 Contingent Stock Plan	1,000
Number of shares available at March 31, 2006	2,283,600
Weighted average per share market value of stock on grant date	$56.91

Directors Stock Plan:

Non-cash compensation comprises shares issued to non-employee directors in the form of awards under the Company’s 2002 Stock Plan for Non-Employee Directors, which stockholders of the Company approved at the 2002 annual meeting. The 2002 Directors Stock Plan provides for annual grants of shares to non-employee directors, and interim grants of shares to eligible directors elected at times other than at an annual meeting, at a price per share equal to the par value of the shares, as all or part of the annual or interim retainer fees for non-employee directors. During 2002, the Company adopted a plan that permits non-employee directors to elect to defer all or part of their annual retainer until the non-employee director retires from the Board. The non-employee director can elect to defer the portion of the annual retainer payable in shares of stock. If a non-employee director makes this election, the non-employee director may also elect to defer the portion, if any, of the annual retainer payable in cash. Cash dividends on deferred shares are credited to the non-employee’s deferred cash account on the applicable dividend payment date. The Company charges the excess of fair value over the price at which shares are issued under this plan to operations at the date of the grant. This charge is included in marketing, administrative and development expenses. No shares were granted during the three months ended March 31, 2006 and 2005 under the Directors Stock Plan.

Other Common Stock Issuances:

During 2004 the Company issued 50,000 shares of its common stock, par value $0.10 per share, to a non-employee under an intellectual property purchase agreement as prepaid royalties under that agreement. These shares vest ratably over a five-year period. The Company amortizes the cost associated with these shares on a straight-line basis. Amortization expense related to this issuance was $0.1 million for the three months ended March 31, 2006 and 2005, respectively.

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

Stock Options:

Stock option plans in which specified employees of the Cryovac packaging business participated were terminated effective March 31, 1998 in connection with the Cryovac transaction, except with respect to options that remained outstanding as of that date. All of these options had been granted at an exercise price equal to their fair market value on the date of grant. All options outstanding upon the termination of the stock option plans in 1998 had fully vested prior to December 31, 2000. Since such options were fully vested, SFAS No. 123 (revised) is not applicable. Since 1997, the Company has not issued any stock option awards and has no plans to do so in the future. At March 31, 2006, these options had a per share exercise price of  $42.19, a weighted-average remaining contractual life of approximately 0.9 years, and terms expiring up to March 2007.

During 2006, the holders exercised options to purchase 43,905 common shares, with an aggregate exercise price of $1.8 million. At March 31, 2006, the cumulative number of options to purchase 50,574 shares of common stock had expired. At March 31, 2006, options to purchase 43,167 shares of common stock were outstanding with a per share exercise price of $42.19.

SFAS No. 151, “Inventory Costs”:

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in Accounting Research Bulletin, or ARB, No. 43, Chapter 4, “Inventory Pricing.” This amendment clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criteria specified in ARB No. 43 of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No. 151 was effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the Company’s condensed consolidated financial statements and related notes set forth in Item 1 of Part I of this quarterly report on Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and the Company’s consolidated financial statements and related notes set forth in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. All amounts and percentages are approximate due to rounding. Where appropriate, prior period amounts have been reclassified to conform to the current year’s presentation.

Introduction

Highlights for the Company’s first quarter of 2006 compared with the corresponding 2005 period were (dollars in millions):

	For the First Quarter of
	2006	2005	% Change
Net Sales:
U.S.	$491.3	$462.9	6.1%
As a % of total net sales	48%	48%
International	527.8	506.9	4.1%
As a % of total net sales	52%	52%
Total net sales	$1,019.1	$969.8	5.1%
Gross profit	$283.6	$277.5	2.2%
As a % of total net sales	27.8%	28.6%
Marketing, administrative and development expenses	$167.5	$159.3	5.1%
As a % of total net sales	16.4%	16.4%
Restructuring charges	$0.2	$1.0	N/A
Operating profit	$115.9	$117.2	(1.1)%
As a % of total net sales	11.4%	12.1%

Net Sales

Net sales for the first quarter of 2006 increased 5% to $1,019.1 million compared with $969.8 million in the first quarter of 2005. The components of the increase in net sales for the first quarter were as follows (dollars in millions):

	Food Packaging Segment		Protective Packaging Segment		Total Company
Volume—Units	3.5%	$20.9	4.7%	$17.7	4.0%	$38.6
Volume—Acquired Businesses, net of dispositions	1.3	8.0	0.2	0.6	0.9	8.6
Price/Mix	2.8	16.0	2.8	10.4	2.7	26.4
Foreign Currency Translation	(2.4)	(14.2)	(2.7)	(10.1)	(2.5)	(24.3)
Total	5.2%	$30.7	5.0%	$18.6	5.1%	$49.3

Foreign currency translation had an unfavorable impact on net sales of $24.3 million in the first quarter of 2006. Excluding the unfavorable effect of foreign currency translation, net sales would have increased 8% compared with the first quarter of 2005. The unfavorable foreign currency translation impact on net sales in the first quarter of 2006 was primarily due to the weakness of the euro against the U.S. dollar.

Net sales of the Company’s food packaging segment, which consists primarily of the Company’s Cryovac® food packaging products, constituted 61% of net sales in the first quarter of 2006 and 2005.

The Company’s protective packaging segment contributed the balance of net sales. This segment aggregates the Company’s protective packaging products and shrink packaging products, all of which are used principally for non-food packaging applications.

Food Packaging Segment Sales

The Company’s food packaging segment net sales for the first quarter of 2006 increased 5% to $625.6 million compared with $594.9 million in the first quarter of 2005. Latin America experienced solid double-digit growth rates during the quarter and growth trends in case ready packaging and vertical pouch packaging continue to be very favorable. Excluding the $14.2 million unfavorable effect of foreign currency translation, segment net sales would have increased 8%.

Protective Packaging Segment Sales

The Company’s protective packaging segment net sales for the first quarter increased 5% to $393.5 million compared with $374.9 million in the first quarter of 2005. Solid unit volume growth in Europe and the positive impact of selling price increases in North America helped drive sales growth during the quarter. Excluding the $10.1 million unfavorable effect of foreign currency translation, segment net sales would have increased 8%.

Sales by Geographic Region

The components of the increase in net sales by geographic region for the first quarter of 2006 compared with the first quarter of 2005 were as follows (dollars in millions):

	U.S.		International		Total Company
Volume—Units	1.4%	$6.5	6.3%	$32.1	4.0%	$38.6
Volume—Acquired Businesses, net of dispositions	0.1	0.6	1.6	8.0	0.9	8.6
Price/Mix	4.6	21.3	1.0	5.1	2.7	26.4
Foreign Currency Translation	—	—	(4.8)	(24.3)	(2.5)	(24.3)
Total	6.1%	$28.4	4.1%	$20.9	5.1%	$49.3

Net sales from operations in the United States represented 48% of net sales in the first quarter of 2006 and 2005. Net sales from U.S. operations increased 6% in the first quarter of 2006 to $491.3 million compared with $462.9 million in the first quarter of 2005. Net sales from international operations increased 4% in the first quarter of 2006 to $527.8 million compared with $506.9 million for the first quarter of 2005. Excluding the $24.3 million unfavorable foreign currency translation effect, international net sales would have increased 9% compared with the first quarter of 2005.

Costs and Margins

Gross profit was $283.6 million or 27.8% of net sales in the first quarter of 2006, compared with $277.5 million or 28.6% of net sales in the first quarter of 2005. The increase in gross profit was attributable to the sales growth in the quarter. The decrease in gross profit as a percentage of net sales in the first quarter of 2006 compared with the 2005 period was due to higher petrochemical-based raw material and other energy-related costs combined with a shift in product mix.

Marketing, administrative and development expenses were $167.5 million in the first quarter of 2006 compared with $159.3 million in the first quarter of 2005. The increase was due to absorbed expenses related to the acquisition of Nelipak B.V. in January 2006, higher professional fees, which include outside legal costs and expenses to support the higher volume in net sales, partially offset by the impact of foreign currency translation. As a percentage of net sales, marketing, administrative and development expenses were 16.4% for both the first quarters of 2006 and 2005. The Company expects its marketing, administrative and development expenses for the full year of 2006 to be at or below 16% of net sales.

Restructuring Charges

2004 Restructuring Program

During the fourth quarter of 2004, the Company announced a series of separate profit improvement plans in various geographic regions in order to complement the Company’s long-term growth programs and financial goals, improve the Company’s operating efficiencies and lower its overall cost structure. The plans principally reduced the number of employees and consolidated or relocated operations in both of the Company’s reportable business segments.

As of March 31, 2006, the Company has completed its reduction in headcount related to its 2004 restructuring program. At December 31, 2004, the Company expected to eliminate 473 full-time positions, and during 2005 the Company revised the number of positions to be eliminated to 475. By the end of 2005, the Company had eliminated a total of 444 positions. During the first quarter of 2006, the Company eliminated 28 positions for a total of 472 positions since the fourth quarter of 2004. As an element of the program, the Company expects to add approximately 100 positions in connection with the Company’s realignment or relocation of some of its manufacturing activities, so that the net reduction in positions is expected to be approximately 375. These actions affected principally production workers and members of the Company’s sales force, primarily in Europe.

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

The components of the restructuring charges, spending and other activity through March 31, 2006 and the remaining accrual balance at March 31, 2006 were as follows:

	Employee Termination Costs	Facility Exit Costs	Total Cost
Original provision in 2004	$21.6	$1.1	$22.7
Cash payments during 2004	(0.6)	—	(0.6)
Effect of changes in currency rates	0.2	—	0.2
Restructuring accrual at December 31, 2004	21.2	1.1	22.3
Cash payments during 2005	(16.5)	(0.3)	(16.8)
Adjustment to restructuring liability, net	0.4	—	0.4
Effect of changes in currency rates	(0.4)	(0.1)	(0.5)
Restructuring accrual at December 31, 2005	4.7	0.7	5.4
Cash payments during 2006	(2.6)	(0.1)	(2.7)
Adjustment to restructuring liability	(0.1)	—	(0.1)
Restructuring accrual at March 31, 2006	$2.0	$0.6	$2.6

The Company expects to pay $2.2 million of the remaining $2.6 million accrual balance in the twelve months ending March 31, 2007 and $0.4 million thereafter.

In the first quarter of 2006, the Company recorded an additional restructuring charge of $0.2 million which was related to the 2004 programs. This amount includes an additional $0.3 million of costs related to the relocation of employees and assets from closed facilities and a $0.1 million adjustment to the restructuring liability reflected in the table above.

The Company estimates that it will realize approximately $25 to $30 million in annualized cost savings on a full year run rate basis by the end of 2006.

Operating Profit

Operating profit decreased 1.1% in the first quarter of 2006 to $115.9 million compared with $117.2 million in the first quarter of 2005. The decrease in operating profit in 2006 compared with 2005 was primarily due to the reasons described in “Costs and Margins” above. As a percentage of net sales, operating profit was 11.4% and 12.1% in the first quarters of 2006 and 2005, respectively.

Operating profit by business segment for the 2006 and 2005 periods was as follows (dollars in millions):

	For the First Quarter of
	2006	2005
Food Packaging Segment	$64.6	$75.9
Protective Packaging Segment	51.7	42.5
Total segments	116.3	118.4
Restructuring charges	(0.2)	(1.0)
Unallocated corporate operating expenses	(0.2)	(0.2)
Total	$115.9	$117.2

The food packaging segment contributed 56% and 64% of the Company’s operating profit in the first quarters of 2006 and 2005, respectively, before taking into consideration restructuring charges and unallocated corporate operating expenses. The Company’s protective packaging segment contributed the balance of operating profit.

The food packaging segment’s operating profit for the first quarter was 10.3% of that segment’s net sales, compared with 12.8% of its net sales in 2005. The decline in the food packaging segment’s operating profit as a percentage of its net sales was primarily due to higher raw material costs, particularly specialty resins, and higher energy-related costs. The segment’s operating profit as a percentage of its net sales also declined in part because its net sales included a greater percentage of lower margin products than in the comparable quarter last year. While these strategically sourced products do not carry the same margins as many of the segment’s manufactured products, these products are an integral part of the segment’s case ready packaging offerings.

The protective packaging segment’s operating profit for the first quarter was 13.1% of that segment’s net sales, compared with 11.3% of its net sales in 2005. The increase in the protective packaging segment’s operating profit as a percentage of net sales was due to improved performance in Europe based on management actions taken to improve profitability, and selling price increases that helped offset higher raw material and energy-related costs.

Interest Expense and Other Income, net

Interest expense (which includes the effects of interest rate swaps and the amortization of capitalized senior debt issuance costs, bond discount and terminated treasury locks) was $38.4 million in the first quarter of 2006 compared with $36.8 million in the first quarter of 2005. The increase in interest expense in 2006 compared with 2005 was primarily due to an increase of $1.6 million due to the impact of higher interest rates on the Company’s $300 million of outstanding interest rate swaps entered into to effectively convert its 5.375% senior notes due April 2008 into floating rate debt.

Other income, net, was $4.5 million in the first quarter of 2006 and $3.2 million in the first quarter of 2005. Included in these amounts are primarily interest and dividend income of $4.2 million and $2.4 million in 2006 and 2005, respectively,  and net foreign exchange transaction losses of $1.7 million in 2006 and 2005.

Income Taxes

The Company’s effective income tax rate was 32.0% and 33.3% for the first quarter of 2006 and 2005, respectively. The decrease in the 2006 effective income tax rate compared with 2005 was primarily due to the anticipated utilization of tax loss carry forwards in 2006 by some foreign subsidiaries. The Company now expects its full year 2006 effective income tax rate to be 32.0%.

For the first quarter of 2006 and 2005, the effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the lower net effective income tax rate on foreign earnings, partially offset by the effect of state income taxes. In addition, the 2006 effective income tax rate was lower than the statutory U.S. federal income tax rate due to the anticipated utilization of tax loss carry forwards in 2006 by some foreign subsidiaries.

Net Earnings

As a result of the factors noted above, net earnings were $55.8 million in the first quarter of 2006, which was even with the first quarter of 2005.

Basic and diluted earnings per common share were $0.68 and $0.60, respectively, for the first quarter of 2006 compared with basic and diluted earnings per common share of $0.67 and $0.58, respectively, for the first quarter of 2005.

In calculating diluted earnings per common share, the Company’s calculation of the weighted average number of common shares for 2006 and 2005 provides for the conversion of the Company’s 3% convertible senior notes due June 2033, the assumed issuance of nine million shares of common stock reserved for the

Company’s previously announced asbestos settlement and the exercise of dilutive stock options, net of assumed treasury stock repurchases. See Note 13, “Earnings Per Common Share,” of the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

The information in this section sets forth material changes in and updates of material information contained in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and should be read in conjunction with that discussion. Accordingly, the discussion that follows contains:

•       an updated description of the Company’s material commitments and contingencies;

•       an updated description of the Company’s principal sources of liquidity;

•       an updated description of the Company’s outstanding indebtedness;

•       an analysis of the Company’s historical cash flows for the quarter ended March 31, 2006;

•       an updated description of the Company’s derivative financial instruments;

•       a description of changes in the Company’s shareholders’ equity for the quarter ended March 31, 2006; and

•       an updated description of the Company’s global manufacturing strategy.

Material Commitments and Contingencies

Asbestos Settlement and Related Costs

The Company recorded a charge of $850.1 million in the fourth quarter of 2002, of which $512.5 million covers a cash payment that the Company is required to make upon the effectiveness of a plan of reorganization in the bankruptcy of W. R. Grace & Co. The Company did not use cash in any period with respect to this liability, and the Company cannot predict when it will be required to make this payment. The Company currently expects to fund this payment by using a combination of accumulated cash and future cash flows from operations and funds available under its $500 million senior unsecured multi-currency credit facility or its accounts receivable securitization program, both described below, or a combination of these alternatives. The cash payment of $512.5 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. The Company has recorded this accrued interest in other current liabilities in its condensed consolidated balance sheets, and these amounts were $98.6 million and $90.3 million at March 31, 2006 and December 31, 2005, respectively.

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 12, “Commitments and Contingencies” of the Notes to the Company’s Condensed Consolidated Financial Statements under the caption “Asbestos Settlement and Related Costs” is incorporated herein by reference.

Cryovac Transaction; Contingencies Related to the Cryovac Transaction

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 12, “Commitments and Contingencies,” of the Notes to the Company’s Condensed Consolidated Financial Statements under the caption “Cryovac Transaction; Contingencies Related to the Cryovac Transaction” is incorporated herein by reference.

Compliance Matters

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 12, “Commitments and Contingencies,” of the Notes to the Company’s Condensed Consolidated Financial Statements under the caption “Compliance Matters” is incorporated herein by reference.

Cash Dividend

On April 7, 2006, the Company announced that its Board of Directors had declared a quarterly dividend of $0.15 per common share. The dividend is payable on June 16, 2006 to stockholders of record at the close of business on June 2, 2006. The estimate of this liability is $12.2 million and was calculated using the 81,580,631 shares of common stock that were issued and outstanding as of April 30, 2006.

Principal Sources of Liquidity

The Company’s principal sources of liquidity are accumulated cash and short-term investments, cash flows from operations and amounts available under its existing lines of credit described below, including the 2010 facility and the ANZ facility, and its accounts receivable securitization program.

Accumulated Cash and Cash Equivalents and Short-Term Investments

As of March 31, 2006 and December 31, 2005, the Company had accumulated cash and cash equivalents of $438.2 million and $455.8 million, respectively, and short-term investments of $42.5 million and $44.1 million, respectively. The Company’s short-term investments consist of auction rate securities, all of which are classified as available-for-sale securities. See Note 3, “Short Term Investments—Available for Sale Securities,” to the Company’s Condensed Consolidated Financial Statements, which describes these short-term investments.

Cash Flows from Operations

The Company expects that it will continue to generate significant cash flows from operations. See “Analysis of Historical Cash Flows” below.

Lines of Credit

Revolving Credit Facilities

The 2010 Facility—The Company did not borrow under its $500 million unsecured multi-currency revolving credit facility.

ANZ Facility—The Company has an Australian dollar 170 million, dual-currency revolving credit facility, known as the ANZ facility, equivalent to U.S. $119.8 million at March 31, 2006. The Company did not borrow under the ANZ facility during 2006.

Other Lines of Credit

The following table summarizes the Company’s available lines of credit and committed and uncommitted lines of credit, including the credit lines discussed above, at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Used lines of credit	$18.2	$27.2
Unused lines of credit	783.3	797.6
Total available lines of credit	$801.5	$824.8
Available lines of credit—committed	$619.8	$624.7
Available lines of credit—uncommitted	181.7	200.1
Total available lines of credit	$801.5	$824.8

The Company’s principal credit lines were all committed and consisted of the 2010 facility and the ANZ facility. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

Accounts Receivable Securitization Program

The Company’s $125 million receivables program has an expiration date of December 7, 2007. The receivables program contains financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these covenants at March 31, 2006.

The operating subsidiaries did not sell any receivables interests under the receivables program during 2006, and therefore the Company did not remove any related amounts from the consolidated assets reflected on the Company’s consolidated balance sheet at March 31, 2006.

See Note 4, “Accounts Receivable Securitization,” of the Notes to the Condensed Consolidated Financial Statements for additional information concerning this program.

Debt Ratings

The Company’s cost of capital and ability to obtain external financing may be affected by its debt ratings, which the credit rating agencies review periodically. The Company’s long-term senior unsecured debt is currently rated Baa3 (stable outlook) by Moody’s Investors Service, Inc. and BBB (negative outlook) by Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. These ratings are among the ratings assigned by each of these organizations for investment grade long-term senior unsecured debt. A rating on a security is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

Outstanding Indebtedness

At March 31, 2006 and December 31, 2005, the Company’s total debt outstanding consisted of the amounts set forth on the following table (dollars in millions):

	March 31, 2006	December 31, 2005
Short-term borrowings and current portion of long-term debt:
Short-term borrowings	$16.9	$21.8
Current portion of long-term debt	244.8	241.4
Total current debt	261.7	263.2
Long-term debt, less current portion:
6.95% Senior Notes due May 2009, less unamortized discount of $0.7 in 2006 and 2005(1)	226.6	226.6
5.375% Senior Notes due April 2008, less unamortized discount and fair value adjustment of $14.4 in 2006 and $13.3 in 2005(1)(2)	285.6	286.7
5.625% Senior Notes due July 2013, less unamortized discount of $1.0 in 2006 and $1.1 in 2005(1)	399.0	398.9
6.875% Senior Notes due July 2033, less unamortized discount of $1.6 in 2006 and 2005(1)	448.4	448.4
3% Convertible Senior Notes due June 2033(1)	431.3	431.3
Other	20.8	21.1
Total long-term debt, less current portion	1,811.7	1,813.0
Total debt	$2,073.4	$2,076.2

(1)          Interest is payable semiannually in arrears.

(2)          Amounts include adjustments due to interest rate swaps. See Note 8, “Derivatives and Hedging Activities,” of the Notes to the Company’s Condensed Consolidated Financial Statements.

5.625% Euro Notes

Included in the current portion of long-term debt at March 31, 2006 and December 31, 2005 are the 5.625% euro notes with a face value of €200 million, equivalent to U.S. $241.2 million at March 31, 2006. The 5.625% euro notes were classified as a current liability on the Company’s condensed consolidated balance sheet at March 31, 2006 since the notes mature in July 2006. The Company intends to use available cash to retire this debt when it matures. The carrying value of the 5.625% euro notes at March 31, 2006 and December 31, 2005 was $241.1 million and $238.1 million, respectively. The carrying value of the 5.625% euro notes increased $2.9 million during 2006 as a result of the strengthening of the euro compared with the U.S. dollar since December 31, 2005. Interest on the 5.625% euro notes is payable annually in arrears.

Covenants

Each issue of the Company’s outstanding senior notes and the Company’s outstanding euro notes imposes limitations on the Company’s operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. The 2010 facility contains financial covenants relating to interest coverage, debt leverage and minimum liquidity and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the asbestos settlement agreement discussed above. The ANZ facility contains financial covenants relating to debt leverage, interest coverage and tangible net worth and restrictions on the creation of liens, the incurrence of additional indebtedness and asset sales, in each case relating to the Australian and New Zealand subsidiaries of the Company that are borrowers under the facility. The Company was in compliance with these limitations at March 31, 2006.

Analysis of Historical Cash Flows

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $64.8 million for the first three months of 2006 and $36.2 million for the first three months of 2005. The increase in cash provided from operating activities was primarily due to various factors:

•       a reduction in cash used for inventory due to higher inventory turnover in the 2006 period, partially offset by higher raw material costs in the first quarter of 2006 compared with the first quarter of 2005;

•       an increase in cash generated from accounts receivable in 2006 compared with 2005 due to an increase in cash collections in 2006;

•       an increase in income taxes payable primarily due to lower net income tax payments in 2006 compared with 2005;

•       a decrease in cash used during 2006 related to other current liabilities. This decrease was partially due to a reduction in cash payments related to the 2004 restructuring program. Cash payments related to the 2004 restructuring program in the first quarter of 2006 were $2.7 million compared with payments of $8 million in the first quarter of 2005;

partially offset by;

•       an increase in cash used for accounts payable balances during 2006.

Net Cash Used in Investing Activities

Net cash used in investing activities amounted to $63.4 million for the first three months of 2006 compared with $2.4 million for the first three months of 2005. The increase in cash used for investing activities was due to the following:

•       $41.3 million of cash used in 2006 for the previously announced acquisition of Nelipak Holdings B.V. on January 3, 2006;

•       an increase of $8.3 million in capital expenditures. Capital expenditures were $28.9 million in 2006 and $20.6 million in 2005; and

•       lower net cash proceeds in 2006 from available-for-sale securities. The net cash proceeds in 2006 were $1.6 million compared with net cash proceeds of $17.1 million in 2005.

The Company expects to continue to expend capital as it deems appropriate to expand its business, to replace depreciating property, plant and equipment and to improve productivity. The Company currently anticipates that capital expenditures for the year ended December 31, 2006 will be in the range of $125 million to $150 million. This estimate includes costs related to new facilities in China that will supply both food packaging and protective packaging products to meet the growing needs of the Chinese market. The Company does not expect this range to change as it initiates projects related to its global manufacturing strategy, described below. This projection is based upon the Company’s capital expenditure budget for 2006, the status of approved but not yet completed capital projects, anticipated future projects and historic spending trends.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities amounted to $25.2 million for the first three months of 2006 compared with net cash provided by financing activities of $1.7 million for the first three months of 2005. The change in financing activities between 2006 and 2005 was primarily due to the following:

•       $12.2 million of cash used in 2006 to pay dividends on the Company’s common stock; and

•       net debt payments of $14.7 million in 2006 compared with net debt proceeds of $3.8 in 2005.  The net debt payments in 2006 includes the payment of $8 million of the $9.6 million total debt assumed related to the Nelipak Holdings B.V. acquisition.

Repurchases of Capital Stock

The Company did not repurchase any shares of its common stock, par value $0.10 per share, in open market purchases during the first quarter of 2006. The Company repurchased 32,600 shares of its common stock at a cost of $1.5 million in the first quarter of 2005. The average price per share of the common stock repurchases in the 2005 period was $47.93.

The share repurchases described above were made under a program previously adopted by the Company’s Board of Directors. The share repurchase program authorized the repurchase of up to approximately 16,977,000 shares of common stock, which included the Series A convertible preferred stock on an as-converted basis prior to its redemption. As of March 31, 2006, the Company had repurchased approximately 14,327,000 shares of common stock and preferred stock on an as-converted basis, and the remaining repurchase authorization covered approximately 2,650,000 shares of common stock. The Company may from time to time continue to repurchase its common stock.

Changes in Working Capital

At March 31, 2006, working capital (current assets less current liabilities) was $177.9 million compared with $161.9 million at December 31, 2005. The $16 million increase in the Company’s working capital during the first quarter of 2006 resulted primarily from the following changes:

•       an increase of $20.6 million in inventory primarily in the food packaging segment ,which based on its manufacturing scheduling program typically builds inventory in the first quarter of the year;

•       a decrease in accrued payroll of $31.6 million due to the payments of payroll-related costs such as the Company’s annual contribution to its profit-sharing plan and annual bonus payments;

•       a decrease in accrued customer volume rebates of $21.3 million due to the timing of payments;

partially offset by;

•       a decrease of $19.2 million in cash and cash equivalents and short-term investments due to $12.2 million of cash used in 2006 to pay dividends on the Company’s common stock and $41.3 million of cash used in 2006 for the previously announced acquisition of Nelipak Holdings B.V. on January 3, 2006, partially offset by cash flow generated from operations;

•       a decrease of $16.1 million in accounts receivable primarily due to the timing of collections of accounts receivable in the ordinary course of business;

•       an increase in income taxes payable of $9.3 million due to additional income tax expense on 2006 earnings, partially offset by net income tax payments during 2006; and

•       an increase of $11.2 million in accrued interest primarily due to an additional $8.3 of accrued interest during 2006 related to the Company’s liability under the asbestos settlement agreement, and to a lesser extent due to the timing of payments on the Company’s outstanding debt.

Current and Quick Ratios

The ratio of current assets to current liabilities, known as the current ratio, was 1.1 at March 31, 2006 and at December 31, 2005. The ratio of current assets less inventory to current liabilities, known as the quick ratio, was 0.8 at March 31, 2006 and at December 31, 2005.

Derivative Financial Instruments

Interest Rate Swaps

At March 31, 2006, the Company had outstanding interest rate swaps with a total notional amount of $300 million that qualified and were designated as fair value hedges. The Company entered into these interest rate swaps to effectively convert its 5.375% senior notes due April 2008 into floating rate debt. At March 31, 2006, the Company recorded a mark to market adjustment to record a decrease of $13.7 million, respectively, in the fair value of the 5.375% senior notes due April 2008 due to changes in interest rates and an offsetting increase to other liabilities to record the fair value of the related interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.

In the first quarter of 2006 and 2005, under the terms of the $300 million outstanding interest rate swap agreements, the Company received interest at a fixed rate and paid interest at variable rates that were based on six-month London Interbank Offered Rate, or LIBOR. As a result, interest expense increased by $1.2 million for the first quarter of 2006 due to increases in six-month LIBOR and decreased by $0.4 million for the first quarter of 2005 due to lower levels of six-month LIBOR.

Foreign Currency Forward Contracts

At March 31, 2006, the Company was party to foreign currency forward contracts, which did not have a significant impact on the Company’s liquidity.

For further discussion about these contracts and other financial instruments, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

Shareholders’ Equity

The Company’s shareholders’ equity was $1,436.3 million at March 31, 2006 and $1,392.1 million at December 31, 2005.

Shareholders’ equity increased in the first quarter of 2006 primarily due to the following:

•       net earnings of $55.8 million;

partially offset by;

•       dividends paid on common stock of $12.2 million.

Global Manufacturing Strategy

The Company is making progress on its multi-year global manufacturing strategy. This strategy will include an expansion of its global production capabilities in developing markets around the world, as well as a realignment of its existing production into manufacturing centers of excellence. The goal of this multi-year program is to further improve the Company’s operating efficiencies, lower the overall cost structure and implement new technologies more effectively. The Company expects this program, combined with the Company’s supply chain initiative, to produce meaningful savings in future years. By taking advantage of new technologies and streamlining production on a global scale, the Company expects to continue to enhance profitable growth and its global leadership position.

Recently Issued Accounting Standards

The Company is subject to recently issued statements of financial accounting standards, accounting guidance and disclosure requirements. Note 16, “New Accounting Pronouncements,” of the Notes to the Company’s Condensed Consolidated Financial Statements, which is contained in Item 1 of Part 1 of this Quarterly Report on Form 10-Q, describes these new accounting pronouncements and is incorporated herein by reference.

Critical Accounting Policies and Estimates

For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The Company’s interest rate swaps are described in Note 8, “Derivatives and Hedging Activities,” of the Notes to the Company’s Condensed Consolidated Financial Statements, which is contained in Part I, Item 1 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Derivative Financial Instruments—Interest Rate Swaps” contained in Part I, Item 2 of this Quarterly Report on Form 10-Q.

At March 31, 2006, the Company had no collars or options outstanding.

At March 31, 2006 and December 31, 2005, the carrying value of the Company’s total debt, which includes the impact of outstanding interest rate swaps, was $2,073.4 million and $2,076.2 million, respectively. The Company’s fixed rate debt at March 31, 2006 and December 31, 2005, including the impact of interest rate swaps, was $1,770.9 million and $1,767.7 million, respectively. The fair value of the Company’s fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s total debt, including the impact of outstanding interest rate swaps, was $2,092.7 million at March 31, 2006 compared with $2,135.7 million at December 31, 2005. A hypothetical 10% decrease in interest rates would result in an increase in the fair value of the total debt balance at March 31, 2006 of $84.5 million. These changes in the fair value of the Company’s fixed rate debt do not alter the Company’s obligations to repay the outstanding principal amount of such debt.

Foreign Exchange Rates

The Company uses foreign currency forward contracts to fix the amount payable on transactions denominated in foreign currencies. The terms of these instruments are generally twelve months or less. At March 31, 2006 and December 31, 2005, the Company had foreign currency forward contracts with an aggregate notional amount of $311.3 million and $309.3 million, respectively. The estimated fair values of these contracts, which represent the estimated net payments that would be paid or received by the

Company in the event of termination of these contracts based on the then current foreign exchange rates, was a net receivable of $0.1 million at March 31,2006 and a net receivable at December 31, 2005 of $0.6 million. A hypothetical 10% adverse change in foreign exchange rates at March 31, 2006 would have caused the Company to pay approximately $20.7 million to terminate these contracts.

Item 4.                        Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures under Rule 13a-15. The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, supervised and participated in this evaluation. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There has not been any change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in Part I of this Quarterly Report on Form 10-Q in Note 12, “Commitments and Contingencies,” of the Notes to the Company’s Condensed Consolidated Financial Statements under the captions “Asbestos Settlement and Related Costs,” “Cryovac Transaction; Contingencies Related to the Cryovac Transaction,” and “Compliance Matters” is incorporated herein by reference. See also Part I, Item 3, “Legal Proceedings,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 1A. Risk Factors.

See Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the Company’s 2005 Form 10-K. Except as required by the federal securities laws, the Company undertakes no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

Raw Materials and Energy

Raw material pricing, availability and allocation by suppliers as well as other energy-related costs may negatively impact the Company’s results of operations, including its profit margins.

Since the filing of the Company’s 2005 Form 10-K, inflationary fears have increased as crude-oil prices reached a new record high. That could lead to increased prices for the Company’s raw materials and energy requirements, which could reduce revenues and profit margins and have a material adverse effect on the Company’s financial condition and results of operations.

Animal and Food-Related Health Issues

The effects of animal and food-related health issues such as bovine spongiform encephalopathy, also known as “mad cow” disease, foot-and-mouth disease and avian influenza or “bird-flu,” as well as other health issues affecting the food industry, may lead to decreased revenues for the Company.

Since the filing of the Company’s 2005 Form 10-K, Canada has confirmed that country’s fifth case of mad cow disease since May 2003, and incidents of bird flu have continued to surface in various countries.

The Company manufactures and sells food packaging products, among other products. Various health issues affecting the food industry have in the past and may in the future have a negative effect on the sales of food packaging products. Outbreaks of animal diseases such as mad cow or bird flu, for example, may lead governments to restrict exports and imports of potentially affected animals and food products, leading to decreased demand for the Company’s products and possibly also to the culling or slaughter of significant numbers of the animal population otherwise intended for food supply. Also, consumers may change their eating habits as a result of perceived problems with certain types of food. These restrictions and changes may lead to reduced sales of food packaging products by the Company, which could have a material adverse effect on the Company’s financial condition and results of operations.

Cautionary Statement Regarding Forward-Looking Statements

Some of the statements made by the Company in this report, in documents incorporated by reference into this report, and in the Company’s future oral and written statements may be forward-looking. These statements reflect the Company’s beliefs and expectations as to future events and trends affecting the Company’s business, its financial condition and its results of operations. These forward-looking statements are based upon the Company’s current expectations concerning future events and discuss, among other things, anticipated future performance and future business plans. Forward-looking statements are identified by such words and phrases as “anticipates,” “believes,” “could be,” “estimates,” “expects,” “intends,” “plans to,” “will,” and similar expressions. Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside the Company’s control, which could cause actual results to differ materially from these statements.

The Company recognizes that it is subject to a number of risks and uncertainties that may affect the future performance of the Company, such as:

•       the implementation of the Company’s settlement agreement with the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants in the Grace bankruptcy proceeding; and the effects of the Company being named as a defendant in asbestos-related actions in Canada arising from Grace’s activities in Canada prior to 1998;

•       raw material pricing, availability, and allocation by suppliers;

•       changes in energy-related expenses or disruptions in energy supply;

•       the effects of animal and food-related health issues such as bovine spongiform encephalopathy, also known as “mad-cow” disease, foot-and-mouth disease and avian influenza or “bird-flu,” as well as other health issues affecting the food industry or otherwise impacting the Company;

•       the numerous risks inherent in the global nature of the Company’s operations, including changes in the value of foreign currencies against the U.S. dollar, import/export restrictions, changes in domestic or foreign laws, rules or regulations, governmental or agency actions, inflationary economies, the economic, political, business and market conditions in the geographic areas in which it conducts business, and potentially greater exposure to acts and effects of war or terrorism;

•       the costs and success of the Company’s global manufacturing strategy;

•       the Company’s reliance on distributions or advances from its subsidiaries;

•       the volatility of the Company’s common stock price, potential volume sales and the concentration of voting power in large holdings;

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

•       disruptions to data or voice communications networks;

•       the magnitude and timing of the Company’s capital expenditures and the value ultimately generated from those expenditures;

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

Except as required by the federal securities laws, the Company undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)   Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of the Company’s common stock, par value $0.10 per share, that the Company repurchased in each month of the quarter ended March 31, 2006, the average price paid per share and the maximum number of shares that may yet be purchased under the Company’s publicly announced plans or programs. The Company did not purchase any shares as part of its publicly announced plans or programs during the quarter ended March 31, 2006.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
Balance as of December 31, 2005				2,649,776
January 1, 2006 through January 31, 2006	—	—	—	2,649,776
February 1, 2006 through February 28, 2006	5,264	—	—	2,649,776
March 1, 2006 through March 31, 2006	4,300	—	—	2,649,776
Total	9,564	—	—	2,649,776

(1)          During the month of February 2006, the Company repurchased 2,000 shares of the Company’s common stock pursuant to the repurchase option provision of its 1998 contingent stock plan and withheld 3,264 shares from an award under that plan pursuant to the provision thereof which permits tax withholding obligations or other legally required charges to be satisfied by having the Company withhold shares from an award under the plan. During the month of March 2006, the Company repurchased 3,300 shares of the Company’s common stock pursuant to the repurchase option provision of its 1998 contingent stock plan and reacquired 1,000 shares of the Company’s common stock pursuant to the forfeiture provision of its 2005 contingent stock plan.

(2)          The price calculations in this column do not include the above-mentioned shares of the Company’s common stock repurchased, reacquired or withheld by the Company pursuant to the provisions of its respective contingent stock plans. Pursuant to the repurchase option provision of its 1998 contingent stock plan, the Company repurchased 2,000 and 3,300 shares in the months of February and March 2006, respectively, at $1.00 per share, which was the issue price of the shares under the plan.

There is no similar purchase price for the 1,000 shares reacquired by the Company in March 2006 pursuant to the provisions of the 2005 contingent stock plan as those shares are forfeited. In accordance with the share withholding provision of the 1998 contingent stock plan, the Company withheld 3,264 shares in February 2006 at a price equal to their fair market value, which was $54.26 per share.

(3)          On June 29, 1998, the Company announced that its Board of Directors had authorized the purchase of up to five percent of the Company’s then issued and outstanding capital stock on an as-converted basis. On April 14, 2000, the Company announced that its Board of Directors had authorized the purchase of up to an additional five percent of the Company’s issued and outstanding capital stock as of March 31, 2000 on an as-converted basis. On November 3, 2000, the Company announced that its Board of Directors had authorized the purchase of up to an additional five percent of the Company’s issued and outstanding capital stock as of October 31, 2000 on an as-converted basis. At the time of these authorizations, the Company’s capital stock comprised its common stock and its Series A convertible preferred stock. Prior to its redemption in July 2003, each share of the Company’s Series A convertible preferred stock was convertible into 0.885 shares of the Company’s common stock. These authorizations compose a single program, which has no set expiration date. As of the close of business on March 31, 2006, approximately 16,977,000 shares of the Company’s common stock were authorized to be repurchased under this program, approximately 14,327,000 shares had been repurchased (including preferred shares on an as-converted basis), leaving approximately 2,650,000 shares of common stock authorized for repurchase under the program.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Unofficial Composite Amended and Restated Certificate of Incorporation of the Company, as currently in effect. (Exhibit 3.1 to the Company’s Registration Statement on Form S-3, Registration No. 333-108544, is incorporated herein by reference.)

3.2

Amended and Restated By-Laws of the Company as currently in effect. (Exhibit 3 to the Company’s Current Report on Form 8-K, Date of Report February 16, 2006, File No. 1-12139, is incorporated herein by reference.)

31.1	Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated May 4, 2006.
31.2	Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated May 4, 2006.
32	Certification of William V. Hickey, Chief Executive Officer of the Company, and David H. Kelsey, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, dated May 4, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEALED AIR CORPORATION (Registrant)
Date: May 4, 2006	By:	/s/ JEFFREY S. WARREN
Jeffrey S. Warren Controller (Duly Authorized Executive Officer and Chief Accounting Officer)