Form 10-Q
period 2006-06-30
SEALED AIR CORP/DE
filed 2006-08-03
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-12139

SEALED AIR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0654331
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

200 Riverfront Boulevard
Elmwood Park, New Jersey	07407
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including Area Code: (201) 791-7600

Park 80 East

Saddle Brook, New Jersey 07663-5291

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

There were 81,072,516 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of July 31, 2006.

SEALED AIR CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.                        Financial Statements (Unaudited).

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(In millions of dollars, except for per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$1,081.9	$1,020.0	$2,101.0	$1,989.7
Cost of sales	774.6	724.1	1,510.1	1,416.3
Gross profit	307.3	295.9	590.9	573.4
Marketing, administrative and development expenses	176.4	169.5	343.7	328.8
Restructuring charges	12.0	0.2	12.3	1.2
Operating profit	118.9	126.2	234.9	243.4
Interest expense	(39.0)	(38.0)	(77.4)	(74.8)
Other income, net	5.1	5.8	9.5	9.0
Earnings before income tax expense	85.0	94.0	167.0	177.6
Income tax expense	27.2	31.3	53.4	59.0
Net earnings	$57.8	$62.7	$113.6	$118.6
Earnings per common share:
Basic	$0.71	$0.75	$1.39	$1.42
Diluted	$0.62	$0.66	$1.21	$1.24

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 and DECEMBER 31, 2005
(In millions of dollars, except share data)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$531.0	$455.8
Short-term investments—available-for-sale securities	47.8	44.1
Accounts receivable, net of allowances for doubtful accounts of $17.5 in 2006 and $16.6 in 2005	673.3	674.0
Inventories	440.2	409.1
Other current assets	121.7	112.4
Total current assets	1,814.0	1,695.4
Property and equipment:
Land and improvements	33.6	32.8
Buildings	505.1	508.6
Machinery and equipment	1,993.9	1,917.7
Other property and equipment	128.6	126.9
Construction-in-progress	87.4	66.7
	2,748.6	2,652.7
Accumulated depreciation and amortization	(1,824.0)	(1,741.5)
Property and equipment, net	924.6	911.2
Goodwill	1,946.8	1,908.8
Other assets	345.6	348.8
Total Assets	$5,031.0	$4,864.2

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
JUNE 30, 2006 and DECEMBER 31, 2005
(In millions of dollars, except share data)
(Unaudited)

	June 30,	December 31,
	2006	2005
LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$16.3	$21.8
Current portion of long-term debt	255.2	241.4
Accounts payable	257.6	250.3
Asbestos settlement liability	512.5	512.5
Other current liabilities	450.7	434.1
Income taxes payable	65.5	73.4
Total current liabilities	1,557.8	1,533.5
Long-term debt, less current portion	1,832.4	1,813.0
Other liabilities	134.7	125.6
Total Liabilities	3,524.9	3,472.1
Commitments and Contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.10 par value per share. Authorized 50,000,000 shares; no shares issued in 2006 and 2005	—	—
Common stock, $0.10 par value per share. Authorized 400,000,000 shares; issued 86,313,157 shares in 2006 and 86,142,741 shares in 2005	8.6	8.6
Common stock reserved for issuance related to asbestos settlement, 9,000,000 shares, $0.10 par value per share in 2006 and 2005	0.9	0.9
Additional paid-in capital	1,066.2	1,075.5
Retained earnings	804.1	715.1
Deferred compensation	—	(17.8)
	1,879.8	1,782.3
Minimum pension liability, net of taxes	(5.3)	(5.3)
Cumulative translation adjustment	(145.8)	(169.7)
Unrecognized gain on derivative instruments, net of taxes	7.3	6.8
Accumulated other comprehensive loss	(143.8)	(168.2)
Cost of treasury common stock, 4,846,883 shares in 2006 and 4,691,086 shares in 2005	(229.9)	(222.0)
Total Shareholders’ Equity	1,506.1	1,392.1
Total Liabilities and Shareholders’ Equity	$5,031.0	$4,864.2

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(In millions of dollars)
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net earnings	$113.6	$118.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	84.3	88.0
Amortization of senior debt related items and other	1.5	1.6
Deferred tax provisions	(1.4)	(1.4)
Net gain on disposals of property and equipment	(2.2)	(1.1)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	18.3	(3.4)
Inventories	(26.7)	(46.0)
Other current assets	(5.3)	(0.9)
Other assets	5.1	2.7
Accounts payable	(2.3)	35.5
Income taxes payable	(8.0)	(18.4)
Other current liabilities	7.1	(11.3)
Other liabilities	0.9	(3.5)
Net cash provided by operating activities	184.9	160.4
Cash flows from investing activities:
Capital expenditures for property and equipment	(68.2)	(41.3)
Purchases of available-for-sale securities	(169.4)	(133.2)
Sale of available-for-sale securities	165.7	187.3
Proceeds from sales of property and equipment	8.1	2.0
Businesses acquired in purchase transactions, net of cash acquired	(41.2)	(0.2)
Net cash (used in) provided by investing activities	(105.0)	14.6
Cash flows from financing activities:
Proceeds from long-term debt	21.3	—
Payment of long-term debt	(10.0)	(2.0)
Payment of senior debt issuance costs	—	(0.7)
Repurchases of common stock	(6.7)	(36.7)
Dividends paid on common stock	(24.4)	—
Proceeds from stock option exercises	1.9	0.6
Net (payments of) proceeds from short-term borrowings	(6.1)	5.1
Net cash used in financing activities	(24.0)	(33.7)
Effect of exchange rate changes on cash and cash equivalents	19.3	(44.2)
Cash and cash equivalents:
Net change during the period	75.2	97.1
Balance, beginning of period	455.8	358.0
Balance, end of period	$531.0	$455.1
Supplemental Cash Flow Items:
Interest payments, net of amounts capitalized	$51.2	$49.7
Income tax payments	$61.8	$73.9

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(In millions of dollars)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Net earnings	$57.8	$62.7	$113.6	$118.6
Other comprehensive income (loss):
Unrecognized income (loss) on derivative instruments, net of income tax expense (benefit) of $0.2 and $0.2 for the three and six months ended June 30, 2006, and $(0.1) and $(0.2) for the three and six months ended June 30, 2005, respectively	0.5	(0.2)	0.5	(0.5)
Foreign currency translation adjustments	27.5	(33.5)	23.9	(64.3)
Comprehensive income	$85.8	$29.0	$138.0	$53.8

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

(1)   Basis of Consolidation

The condensed consolidated financial statements include the accounts of Sealed Air Corporation and its subsidiaries, or the Company. All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the condensed consolidated balance sheet as of June 30, 2006 and the condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2005 have been made. The results set forth in the condensed consolidated statements of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. All amounts are approximate due to rounding. Where appropriate, prior period amounts have been reclassified to conform to the current year’s presentation.

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

(2)   Business Segment Information

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Net sales
Food Packaging	$681.2	$634.6	$1,306.8	$1,229.5
Protective Packaging	400.7	385.4	794.2	760.2
Total	$1,081.9	$1,020.0	$2,101.0	$1,989.7
Operating profit
Food Packaging	$77.4	$83.1	$142.0	$159.0
Protective Packaging	53.7	43.4	105.5	86.0
Total segments	$131.1	$126.5	$247.5	$245.0
Restructuring charges(1)	(12.0)	(0.2)	(12.3)	(1.2)
Unallocated corporate operating expenses	(0.2)	(0.1)	(0.3)	(0.4)
Total	$118.9	$126.2	$234.9	$243.4
Depreciation and amortization
Food Packaging	$29.8	$29.0	$57.8	$58.1
Protective Packaging	13.1	14.8	26.5	29.9
Total	$42.9	$43.8	$84.3	$88.0

(1)          The three and six months ended June 30, 2006 include charges of $12.0 million and $12.3 million, respectively, related to Food Packaging and no charges related to Protective Packaging. The three and

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

six months ended June 30, 2005 include charges of $0.1 million and $0.5 million, respectively, related to Food Packaging and charges of $0.1 million and $0.7 million, respectively, related to Protective Packaging.

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and because the Company’s management views goodwill as a corporate asset, the Company has allocated all of its goodwill to the corporate level rather than to the individual segments. However, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company has allocated goodwill to each reportable segment in order to perform its annual impairment review of goodwill, which it does during the fourth quarter of each year. The allocation of goodwill in accordance with SFAS No. 142 as of June 30, 2006 was as follows:

	Balance at Beginning of Period	Goodwill Acquired	Foreign Currency Translation	Balance at End of Period
Food Packaging	$540.4	$33.5	$4.2	$578.1
Protective Packaging	1,368.4	—	0.3	1,368.7
Total	$1,908.8	$33.5	$4.5	$1,946.8

See Note 16, “Acquisitions,” for additional information on the goodwill acquired during 2006.

(3)   Short-Term Investments—Available-for-Sale Securities

At June 30, 2006 and December 31, 2005, the Company’s available-for-sale securities consisted of auction rate securities for which interest or dividend rates are generally re-set for periods of up to 90 days. At June 30, 2006, the Company held $47.8 million of auction rate securities which were investments in preferred stock with no maturity dates. At December 31, 2005, the Company held $44.1 million of auction rate securities, of which $34.7 million were investments in preferred stock with no maturity dates and $9.4 million were investments in other auction rate securities with contractual maturities in 2031.

At June 30, 2006 and December 31, 2005, the fair value of the available-for-sale securities held by the Company was equal to their cost. There were no gross realized gains or losses from the sale of available-for-sale securities in 2006 and 2005.

(4)   Accounts Receivable Securitization

The Company’s $125 million receivables program has an expiration date of December 7, 2007. The receivables program contains financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these ratios at June 30, 2006.

The Company’s receivables funding subsidiary did not sell any receivables interests under the receivables program during the first six months of 2006 and 2005, and neither the bank nor the issuer of commercial paper that are parties to the program held any receivables interests in such receivables as of June 30, 2006 and 2005. Therefore the Company did not remove any related amounts from the assets reflected on its condensed consolidated balance sheet at June 30, 2006.

The costs associated with the receivables program are reflected in other income, net, in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2005. These costs primarily relate to program and commitment fees and other associated costs,

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

which were $0.1 million for the three months ended June 30, 2006 and 2005, and $0.2 million for the six months ended June 30, 2006 and 2005.

(5)   Inventories

	June 30, 2006	December 31, 2005
Inventories (at FIFO, which approximates replacement value):
Raw materials	$107.5	$97.9
Work in process	99.3	90.1
Finished goods	269.3	256.7
Subtotal	476.1	444.7
Reduction of certain inventories to LIFO basis	(35.9)	(35.6)
Total	$440.2	$409.1

The Company determines the value of non-equipment U.S. inventories by the last-in, first-out or LIFO inventory method. The value of U.S. inventories determined by that method amounted to $136.7 million and $139.2 million at June 30, 2006 and December 31, 2005, respectively. If the Company had used the first-in, first-out or FIFO inventory method, which approximates replacement value, for these inventories, the balances would have been $35.9 million and $35.6 million higher at June 30, 2006 and December 31, 2005, respectively.

(6)   Goodwill and Identifiable Intangible Assets

Goodwill

At June 30, 2006 and December 31, 2005, the Company had unamortized goodwill in the amount of $1,946.8 million and $1,908.8 million, respectively. See Note 2, “Business Segment Information,” for the allocation of goodwill by business segment.

Identifiable Intangible Assets

At June 30, 2006 and December 31, 2005, the Company had identifiable intangible assets with definite useful lives with a gross carrying value of $36.9 million and $59.4 million, respectively, less accumulated amortization of $26.1 million and $47.9 million, respectively. These identifiable intangible assets are included in other assets and are considered immaterial to the Company’s condensed consolidated balance sheets. Amortization of identifiable intangible assets was approximately $2.1 million for the six months ended June 30, 2006. Assuming no change in the gross carrying value of identifiable intangible assets from the value at June 30, 2006, the estimated amortization for future periods is as follows: remainder of 2006—$1.9 million, 2007—$3.1million, 2008—$2.1 million, 2009—$1.3 million; and 2010—$0.5 million. At June 30, 2006 and December 31, 2005, there were no identifiable intangible assets other than goodwill with indefinite useful lives as defined by SFAS No. 142.

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

(7)   Debt and Credit Facilities

Lines of Credit

Revolving Credit Facilities

The Credit Facility—The Company has not borrowed under its $500 million unsecured multi-currency revolving credit facility since its inception. This facility contains a provision under which the Company may request, prior to each of the first and second anniversaries of the facility, a one-year extension of the termination of the facility. The Company requested an extension effective on the first anniversary, July 26, 2006, and lenders with commitments for $457 million under the facility consented to the extension. Accordingly, on July 26, 2006 this extension became effective, as a result of which $43 million of the facility will terminate on July 26, 2010 and $457 million of the facility will terminate on July 26, 2011.

ANZ Facility—The Company has an Australian dollar 170 million, dual-currency revolving credit facility, known as the ANZ facility, equivalent to U.S. $124.5 million at June 30, 2006. The amount outstanding under this facility at June 30, 2006 was U.S. $11 million compared with no amount outstanding at December 31, 2005.

Other Lines of Credit

The following table summarizes the Company’s available lines of credit and committed and uncommitted lines of credit, including the credit lines discussed above, at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Used lines of credit	$37.4	$27.2
Unused lines of credit	775.7	797.6
Total available lines of credit	$813.1	$824.8
Available lines of credit—committed	$634.6	$624.7
Available lines of credit—uncommitted	178.5	200.1
Total available lines of credit	$813.1	$824.8

The Company’s principal credit lines were all committed and consisted of the credit facility and the ANZ facility. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

Covenants

Each issue of the Company’s outstanding senior notes imposes limitations on the Company’s operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. The Company’s euro notes imposed similar limitations prior to the Company’s retirement of the euro notes on July 19, 2006. The credit facility contains financial covenants relating to interest coverage, debt leverage and minimum liquidity and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the asbestos settlement agreement discussed in Note 12, “Commitments and Contingencies.” The ANZ facility contains financial covenants relating to debt

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

leverage, interest coverage and tangible net worth and restrictions on the creation of liens, the incurrence of additional indebtedness and asset sales, in each case relating to the Australian and New Zealand subsidiaries of the Company that are borrowers under the facility. The Company was in compliance with the above financial covenants and limitations, as applicable, at June 30, 2006.

Senior Notes

During the six months ended June 30, 2006, the Company recorded adjustments to the fair value of its 5.375% senior notes due April 2008 as a result of the Company’s interest rate hedging related to these senior notes. See Note 8, “Derivatives and Hedging Activities.”

5.625% Euro Notes

Included in the current portion of long-term debt at June 30, 2006 and December 31, 2005 are the 5.625% euro notes with a face value of €200 million, equivalent to U.S. $251.8 million at June 30, 2006. The 5.625% euro notes were classified as a current liability on the Company’s condensed consolidated balance sheet at June 30, 2006 since the notes matured on July 19, 2006. The Company used available cash of $251.7 million to retire this debt when it matured. The carrying value of the 5.625% euro notes at June 30, 2006 and December 31, 2005 was $251.8 million and $238.1 million, respectively. The carrying value of the 5.625% euro notes increased $13.5 million during 2006 as a result of the strengthening of the euro compared with the U.S. dollar since December 31, 2005. Interest on the 5.625% euro notes was payable annually in arrears, with the final payment of $14.2 million made upon maturity of the euro notes.

(8)   Derivatives and Hedging Activities

Foreign Currency Forward Contracts

The Company is exposed to market risk, such as fluctuations in foreign currency exchange rates. The Company’s subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purpose of the Company’s foreign currency hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies. At June 30, 2006 and December 31, 2005, the Company was party to foreign currency forward contracts with an aggregate notional amount of $475.1 million maturing through December 2006 and $309.3 million maturing through September 2006, respectively. The estimated fair values of these contracts, which represent the estimated net payments that would be paid or received by the Company in the event of termination of these contracts based on the then current foreign exchange rates, was a net receivable of $2.4 million at June 30, 2006 and a net receivable of $0.6 million at December 31, 2005. These contracts qualified and were designated as cash flow hedges and had original maturities of less than twelve months.

Interest Rate Swaps

2006 Interest Rate Swaps

At June 30, 2006, the Company had outstanding interest rate swaps with a total notional amount of $300 million that qualified and were designated as fair value hedges. The Company entered into these interest rate swaps to effectively convert its 5.375% senior notes due April 2008 into floating rate debt. At June 30, 2006, the Company recorded a mark to market adjustment to record a decrease of $13.6 million in the fair value of the 5.375% senior notes due April 2008 due to changes in interest rates and an offsetting

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

increase to other liabilities to record the fair value of the related interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.

During the first six months of 2006, under the terms of the $300 million outstanding interest rate swap agreements, the Company received interest at a fixed rate and paid interest at variable rates that were based on six-month London Interbank Offered Rate, or LIBOR. As a result, interest expense increased by $1.7 million and $2.9 million for the second quarter and first six months of 2006.

2005 Interest Rate Swaps

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

(9)   Restructuring Programs

Global Manufacturing Strategy

The Company’s global manufacturing strategy, when implemented, will expand production in countries where demand for the Company’s products and services has been growing significantly. At the same time, the Company intends to realign its production into manufacturing centers of excellence. The goal of this multi-year program is to expand capacity in growing markets, further improve the Company’s operating efficiencies, and implement new technologies more effectively. The Company expects this program, combined with the Company’s supply chain initiative, to produce meaningful savings in future years. By taking advantage of new technologies and streamlining production on a global scale, the Company expects to continue to enhance its profitable growth and its global leadership position.

In July of 2006, the Company announced the first phase of this multi-year global manufacturing strategy. The Company plans to invest approximately $130 to $150 million in capital to implement this first phase, the majority of which will be spent during the remainder of 2006 and in 2007. In conjunction with this capital investment, the Company currently expects to incur $90 to $100 million in associated costs related to these projects, covering items such as equipment relocation, facility start-up and severance.

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

One project in the first phase of this program includes ceasing manufacturing and some support operations at the Company’s Mississauga, Ontario facility. The Mississauga facility’s manufacturing operations will be moved to other facilities in North America. The Company estimates that it will incur approximately $11.8 million in severance costs in connection with this project. These costs will be future cash expenditures which will be incurred for one-time termination benefits for approximately 242 full-time employees. The Company currently expects to add approximately 120 full-time employees at other facilities as production is transferred. The expected completion date of this project is the third quarter of 2007. The Company reflected these costs in its condensed consolidated statement of operations for the second quarter of 2006 in restructuring charges, and the Company’s condensed consolidated balance sheet at June 30, 2006 reflects $9.8 million in other current liabilities and $2 million in other liabilities. These costs relate to the Food Packaging segment.

2004 Restructuring Program

As of June 30, 2006, the Company had completed its reduction in headcount related to its 2004 restructuring program, which it announced in the fourth quarter of that year. At December 31, 2004, the Company expected to eliminate 473 full-time positions, which was increased to 475 during 2005. These actions affected principally production workers and members of the Company’s sales force, primarily in Europe.

The components of the restructuring charges, spending and other activity through June 30, 2006 and the remaining accrual balance at June 30, 2006 were as follows:

	Employee Termination Costs	Facility Exit Costs	Total Cost
Restructuring accrual at December 31, 2005	$4.7	$0.7	$5.4
Cash payments during 2006	(3.3)	(0.1)	(3.4)
Restructuring accrual at June 30, 2006	$1.4	$0.6	$2.0

The Company expects to pay $1.7 million of the remaining $2.0 million accrual balance in the twelve months ending June 30, 2007 and $0.3 million thereafter.

For the first six months of 2006, the Company recorded an additional restructuring charge of $0.5 million which was related to the 2004 program. This amount includes an additional $0.5 million of costs related to the relocation of employees and assets from closed facilities.

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

(10)   Defined Benefit Pension Plans

U.S. Pension Plans

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Components of Net Periodic Benefit Cost:
Service cost	$0.3	$0.3	$0.6	$0.6
Interest cost	0.5	0.4	1.0	0.9
Expected return on plan assets	(0.6)	(0.6)	(1.3)	(1.2)
Amortization of prior service cost	0.1	0.2	0.3	0.4
Amortization of net actuarial loss	0.3	0.2	0.4	0.3
Net periodic pension cost	$0.6	$0.5	$1.0	$1.0

The Company contributed $2.2 million to its U.S. defined benefit pension plans during the year ended December 31, 2005. The Company expects to contribute $0.4 million to its U.S. defined benefit pension plans in 2006.

Non-U.S. Pension Plans

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Components of Net Periodic Benefit Cost:
Service cost	$1.8	$1.8	$3.7	$3.5
Interest cost	3.2	3.0	6.3	6.0
Expected return on plan assets	(3.4)	(3.2)	(6.7)	(6.4)
Amortization of net actuarial loss	1.6	1.4	3.2	2.8
Net periodic pension cost	$3.2	$3.0	$6.5	$5.9

The Company contributed $6.4 million to its non-U.S. defined benefit pension plans during the year ended December 31, 2005. The Company expects to contribute $4 million to its non-U.S. defined benefit pension plans in 2006.

(11)   Income Taxes

The Company’s effective income tax rate was 32.0% and 33.3% for the three months ended June 30, 2006 and 2005, respectively, and 32.0% and 33.3% for the six months ended June 30, 2006 and 2005, respectively.

For the three and six months ended June 30, 2006 and 2005, the effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the lower net effective income tax rate on foreign earnings, partially offset by the effect of state income taxes. In addition, the 2006 effective income tax rate was lower than the statutory U.S. federal income tax rate due to the expected utilization of tax loss carry forwards in 2006 by some foreign subsidiaries.

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

(12)   Commitments and Contingencies

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

On September 15, 2003, the case of Senn v. Hickey, et al. (Case No. 03-CV-4372) was filed in the U.S. District Court for the District of New Jersey (Newark). This lawsuit seeks class action status on behalf of all persons who purchased or otherwise acquired securities of the Company during the period from March 27, 2000 through July 30, 2002. The lawsuit names the Company and five current and former officers and directors of the Company as defendants. The Company is required to provide indemnification to the other defendants, and accordingly the Company’s counsel is also defending them. On June 29, 2004, the court granted plaintiff Miles Senn’s motion for appointment as lead plaintiff and for approval of his choice of lead counsel. The plaintiff’s amended complaint makes a number of allegations against the defendants. The principal allegations are that during the above period the defendants materially misled the investing public, artificially inflated the price of the Company’s common stock by publicly issuing false and misleading statements and violated U.S. GAAP by failing to properly account and accrue for the Company’s contingent liability for asbestos claims arising from past operations of Grace. The plaintiffs seek compensatory damages and other relief. The Company is vigorously defending the lawsuit, since the Company believes that it properly disclosed its contingent liability for Grace’s asbestos claims and properly accounted for its contingent liability for such claims under U.S. GAAP.

On March 14, 2005, the Company and the individual defendants filed a motion to dismiss the amended complaint in the Senn v. Hickey, et al. case for failure to state a claim. On December 19, 2005, the Court granted in part and denied in part defendants’ motion to dismiss. The Court determined that the Complaint failed adequately to allege scienter as to the four individual defendants other than T.J. Dermot Dunphy, and therefore dismissed the lawsuit with respect to these four individual defendants, but

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

adequately alleged scienter as to Mr. Dunphy and the Company. Mr. Dunphy is a current director of the Company and was formerly Chairman of the Board and Chief Executive Officer of the Company. On December 28, 2005, the defendants requested that the Court reconsider the portion of the December 19, 2005 order denying defendants’ motion to dismiss with regard to the Company’s arguments other than scienter, or, in the alternative, that the Court certify the matter for interlocutory appeal. On April 7, 2006, the Court heard oral argument on this motion, and on July 10, 2006, the Court denied the motion on the ground that issues of fact prevent the Court from granting a motion to dismiss based on the Company’s arguments other than scienter. Although the Company believes that neither it nor Mr. Dunphy should have any liability in this lawsuit, until the lawsuit has progressed beyond its current, still preliminary, stage, the Company cannot estimate the potential cost of an unfavorable outcome, if any.

Compliance Matters

In late 2005, the Company identified travel and related expenses that had been paid by some of the Company’s foreign subsidiaries for trips by government officials who oversee the regulation of the Company’s medical products in a foreign country. Although these expenses were accurately recorded as travel and entertainment expenses in the Company’s books and records, these activities appeared to have breached the Company’s Code of Conduct. More importantly, the Company was concerned that these payments may have violated the Foreign Corrupt Practices Act, and therefore outside counsel was retained and promptly began an internal investigation. In March 2006, the Company voluntarily disclosed to the United States Department of Justice, or the DOJ, and the United States Securities and Exchange Commission, or the SEC, the factual information obtained to date in the Company’s internal investigation, including that these payments were made between 2003 and 2005 and totaled less than $0.2 million. The internal investigation is ongoing, and the Company is cooperating with the DOJ and the SEC. The Company cannot predict when this matter will be resolved or the terms upon which this matter will be resolved, although the Company currently does not expect this matter to be material to its consolidated results of operations, financial position or cash flows. In connection with the investigation, the Company is evaluating remedial measures and will take timely and appropriate action where necessary.

Cash Dividend

The Company used cash of $12.2 million on each of March 17 and June 16, 2006 to pay a quarterly cash dividend of $0.15 per common share to shareholders of record at the close of business on March 3 and June 2, 2006, respectively. The payment of these dividends was reflected as a reduction to retained earnings in the Company’s condensed consolidated balance sheet.

(13)   Stock Based Compensation

In December 2004, the Financial Accounting Standards Board, commonly referred to as the FASB, issued SFAS No. 123 (revised), “Share-Based Payment” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (revised) covers a wide range of share-based compensation arrangements and requires that the compensation cost related to these types of payment transactions be recognized in financial statements. Cost will be measured based on the fair value of the equity or liability instruments issued. The Company adopted SFAS No. 123 (revised) in the first quarter of 2006 as required using the modified prospective application. Under the modified prospective application, SFAS No. 123 (revised) applies to all awards granted, modified, repurchased or cancelled by the Company since

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

January 1, 2006 and to unvested awards at the date of adoption. The Company was also required to eliminate any unearned or deferred compensation related to earlier awards against the appropriate equity account. At December 31, 2005, the Company had $17.8 million of deferred compensation recorded in the shareholders’ equity section of the condensed consolidated balance sheet. This amount was eliminated against additional paid-in capital on January 1, 2006. The adoption of SFAS No. 123 (revised) did not have a material impact on the condensed consolidated statement of operations as the amounts previously recognized by the Company for stock awards under the 1998 and 2005 Contingent Stock Plans are essentially the same as under SFAS No. 123.

Contingent Stock Plans

At the Company’s annual meeting of the stockholders held on May 20, 2005, the stockholders approved the 2005 Contingent Stock Plan of Sealed Air Corporation. The 2005 Contingent Stock Plan replaced the contingent stock plan that was approved by the Company’s stockholders in 1998. The 2005 Contingent Stock Plan is the Company’s sole long-term equity compensation program for officers and employees, except that prior grants under the 1998 Contingent Stock Plan remain subject to that plan’s provisions. The 2005 Contingent Stock Plan provides for awards of equity-based compensation, including restricted stock, restricted stock units, performance share units and cash awards measured by share price, to executive officers and other key employees of the Company and its subsidiaries, as well as U.S.-based key consultants to the Company. During 2006, under the 2005 Contingent Stock Plan, the Company has granted restricted stock, restricted stock units and cash awards. An employee or consultant selected by the Organization and Compensation Committee of the Company’s Board of Directors to receive an award may accept the award during the 60-day period beginning when written notice of the award has been sent to the participant, provided the participant’s relationship to the Company has not changed.

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

For restricted stock awards, the Company records compensation expense and credits additional paid-in capital within shareholders’ equity based on the fair value of the award at the grant date. For restricted stock unit awards, the Company records compensation expense and credits additional paid-in capital

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

within shareholders’ equity based on the fair value of the award at the end of each reporting period. The amount of the deferred compensation related to the restricted stock unit awards is re-measured at each reporting period based on the then current stock price and the effects of the stock price changes are recognized as compensation expense. For cash awards, the Company records a liability, which is reflected in other liabilities in the condensed consolidated balance sheet, and records compensation expense based on the fair value of the award at the end of each reporting period. The amount of the liability is re-measured at each reporting period based on the then current stock price and the effects of the stock price changes are recognized as compensation expense. At June 30, 2006, the liability related to cash awards was immaterial to the Company’s condensed consolidated balance sheet. The Company has not settled any cash awards during 2006.

Compensation expense related to restricted stock, restricted stock units and cash awards is recognized, net of estimated forfeitures in 2006 under SFAS No. 123 (revised) and net of actual forfeitures in 2005 under SFAS No. 123, over a three-year period on a straight-line basis. These charges are included in marketing, administrative and development expenses and amounted to $3.5 million and $6.3 million for the three and six months ended June 30, 2006 and $2.9 million and $5.5 million for the three and six months ended June 30, 2005, respectively.

At June 30, 2006, the weighted-average remaining contractual life of outstanding restricted stock, restricted stock units and cash awards was approximately 1.5 years, 2.4 years, and 2.4 years, respectively, and had terms expiring up to 2009. The total compensation cost related to nonvested restricted stock, restricted stock units and cash awards not yet recognized was $21.4 million as of June 30, 2006. At June 30, 2006, there were 732,975 shares of nonvested restricted stock, 60,350 shares of nonvested restricted stock units and nonvested cash awards measured by 1,700 shares.

The 2005 Contingent Stock Plan and the 1998 Contingent Stock Plan permit tax withholding attributable to awards and other charges that may be required by law to be paid by withholding a portion of the shares attributable to such awards.

A summary of the changes in shares available for the 2005 Contingent Stock Plan during 2006 follows:

Changes in the 2005 Contingent Stock Plan shares:
Number of shares available at December 31, 2005	2,332,350
Restricted stock shares issued for new awards under the 2005 Contingent Stock Plan	(118,450)
Restricted stock units awarded under the 2005 Contingent Stock Plan	(20,800)
Restricted stock shares forfeited under the 2005 Contingent Stock Plan	2,000
Restricted stock units forfeited under the 2005 Contingent Stock Plan	1,250
Number of shares available at June 30, 2006	2,196,350
Weighted average per share market value of stock on grant date	$58.17

Directors Stock Plan

Non-cash compensation comprises shares issued to non-employee directors in the form of awards under the Company’s 2002 Stock Plan for Non-Employee Directors, which stockholders of the Company approved at the 2002 annual meeting. The 2002 Directors Stock Plan provides for annual grants of shares

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

to non-employee directors, and interim grants of shares to eligible directors elected at times other than at an annual meeting, at a price per share equal to the par value of the shares, as all or part of the annual or interim retainer fees for non-employee directors. During 2002, the Company adopted a plan that permits non-employee directors to elect to defer all or part of their annual retainer until the non-employee director retires from the Board. The non-employee director can elect to defer the portion of the annual retainer payable in shares of stock. If a non-employee director makes this election, the non-employee director may also elect to defer the portion, if any, of the annual retainer payable in cash. Cash dividends on deferred shares are credited to the non-employee director’s deferred cash account on the applicable dividend payment date. The Company charges the excess of fair value over the price at which shares are issued under this plan to operations. This charge is included in marketing, administrative and development expenses and amounted to $0.1 million and $0.2 million for the three and six months ended June 30, 2006 and 2005, respectively.

A summary of the changes in shares available for the Directors Stock Plan during 2006 follows:

Changes in Directors Stock Plan shares:
Number of shares available at December 31, 2005	71,553
Shares granted and issued	(4,983)
Shares granted and deferred	(2,846)
Number of shares available at June 30, 2006	63,724
Weighted average per share market value of stock on grant date	$52.72

Other Common Stock Issuances

During 2004 the Company issued 50,000 shares of its common stock, par value $0.10 per share, to a non-employee under an intellectual property purchase agreement as prepaid royalties under that agreement. These shares vest ratably over a five-year period. The Company amortizes the cost associated with these shares on a straight-line basis. Amortization expense related to this issuance was $0.1 million and $0.3 million for the three and six months ended June 30, 2006 and $0.1 million and $0.2 million for the three and six months ended June 30, 2005, respectively.

Stock Options

Stock option plans in which specified employees of the Cryovac packaging business participated were terminated effective March 31, 1998 in connection with the Cryovac transaction, except with respect to options that remained outstanding as of that date. All of these options had been granted at an exercise price equal to their fair market value on the date of grant. All options outstanding upon the termination of the stock option plans in 1998 had fully vested prior to December 31, 2000. Since such options were fully vested, SFAS No. 123 (revised) is not applicable. Since 1997, the Company has not issued any stock option awards and has no plans to do so in the future. At June 30, 2006, these options had a per share exercise price of  $42.19, a weighted-average remaining contractual life of approximately 0.7 years, and terms expiring up to March 2007.

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

During 2006, the holders exercised options to purchase 46,983 common shares, with an aggregate exercise price of $1.9 million. At June 30, 2006, the cumulative number of options to purchase 50,574 shares of common stock had expired. At June 30, 2006, options to purchase 40,089 shares of common stock were outstanding with a per share exercise price of $42.19.

(14)   Earnings Per Common Share

Basic and diluted earnings per common share were $0.71 and $0.62, respectively, for the three months ended June 30, 2006 compared with $0.75 and $0.66, respectively, for the three months ended June 30, 2005. Basic and diluted earnings per common share were $1.39 and $1.21, respectively, for the first six months of 2006 compared with basic and diluted earnings per common share of $1.42 and $1.24, respectively, for the first six months of 2005.

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

The following table sets forth the calculation of the basic and diluted earnings per common share computations for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic EPS:
Numerator
Net earnings ascribed to common shareholders—basic	$57.8	$62.7	$113.6	$118.6
Denominator
Weighted average number of common shares outstanding—basic	81.5	83.3	81.5	83.5
Basic earnings per common share	$0.71	$0.75	$1.39	$1.42
Diluted EPS:
Numerator
Net earnings ascribed to common shareholders—basic	$57.8	$62.7	$113.6	$118.6
Add: Interest on 3% convertible senior notes, net of income taxes	1.9	1.9	3.9	3.9
Net earnings ascribed to common shareholders—diluted	$59.7	$64.6	$117.5	$122.5
Denominator
Weighted average number of common shares outstanding—basic	81.5	83.3	81.5	83.5
Effect of conversion of 3% convertible senior notes	6.2	6.2	6.2	6.2
Effect of assumed issuance of asbestos settlement shares	9.0	9.0	9.0	9.0
Weighted average number of common shares outstanding—diluted	96.7	98.5	96.7	98.7
Diluted earnings per common share	$0.62	$0.66	$1.21	$1.24

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

(15)   Other Income, Net

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Interest and dividend income	$4.9	$2.7	$9.0	$5.1
Net foreign exchange transaction (losses) gains	(1.0)	0.8	(2.6)	(1.0)
Other, net	1.2	2.3	3.1	4.9
Other income, net	$5.1	$5.8	$9.5	$9.0

(16)   Acquisitions

On January 3, 2006, the Company acquired Nelipak Holdings B.V. for cash in the amount of $41.2 million, net of cash acquired, and assumed debt of approximately $9.6 million. The Company accounted for this acquisition under the purchase method of accounting which resulted in a preliminary allocation of goodwill of $33.5 million. The Company allocated the purchase price to the assets acquired and liabilities assumed using estimated fair values. This allocation is subject to revisions based on the results of the final determination of estimated fair values. The Company does not expect subsequent revisions to the purchase price allocation, if any, to be material to the condensed consolidated financial statements. This acquisition was not material to the Company’s condensed consolidated financial statements.

(17)   New Accounting Pronouncements

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes.” The interpretation prescribes a consistent recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN No. 48 is effective for financial statements for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this interpretation on its consolidated financial statements.

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

Introduction

Highlights for the Company’s second quarter and first six months of 2006 compared with the corresponding 2005 periods were (dollars in millions):

	For the Second Quarter of			For the First Six Months of
	2006	2005	% Change	2006	2005	% Change
Net Sales:
U.S.	$519.1	$491.1	5.7%	$1,010.4	$954.0	5.9%
As a% of total net sales	48.0%	48.1%		48.1%	47.9%
International	562.8	528.9	6.4%	1,090.6	1,035.7	5.3%
As a% of total net sales	52.0%	51.9%		51.9%	52.1%
Total net sales	$1,081.9	$1,020.0	6.1%	$2,101.0	$1,989.7	5.6%
Gross profit	$307.3	$295.9	3.9%	$590.9	$573.4	3.1%
As a% of total net sales	28.4%	29.0%		28.1%	28.8%
Marketing, administrative and development expenses	$176.4	$169.5	4.1%	$343.7	$328.8	4.5%
As a% of total net sales	16.3%	16.6%		16.4%	16.5%
Restructuring charges	$12.0	$0.2	—	$12.3	$1.2	—
Operating profit	$118.9	$126.2	(5.8)%	$234.9	$243.4	(3.5)%
As a% of total net sales	11.0%	12.4%		11.2%	12.2%

Net Sales

Net sales for the second quarter of 2006 increased 6% to $1,081.9 million compared with $1,020 million in the second quarter of 2005. The components of the increase in net sales for the second quarter were as follows (dollars in millions):

	Food Packaging Segment		Protective Packaging Segment		Total Company
Volume—Units	2.6%	$16.5	0.5%	$1.9	1.8%	$18.4
Volume—Acquired Businesses, net of dispositions	3.4	21.6	—	—	2.1	21.6
Price/Mix	2.0	12.9	4.3	16.8	2.9	29.7
Foreign Currency Translation	(0.7)	(4.4)	(0.8)	(3.4)	(0.7)	(7.8)
Total	7.3%	$46.6	4.0%	$15.3	6.1%	$61.9

Foreign currency translation had an unfavorable impact on net sales of $7.8 million in the second quarter of 2006. Excluding the unfavorable effect of foreign currency translation, net sales would have increased 7% compared with the second quarter of 2005. The unfavorable foreign currency translation impact on net sales in the second quarter of 2006 was primarily due to the weakness of foreign currencies in Europe and, to a lesser extent, foreign currencies in Asia Pacific against the U.S. dollar, partially offset by the strengthening of the Brazilian real and the Canadian dollar against the U.S. dollar compared with the second quarter of 2005.

Net sales for the first six months of 2006 increased 6% to $2,101 million compared with $1,989.7 million in the first six months of 2005. The components of the increase in net sales for the first six months of 2006 were as follows (dollars in millions):

	Food Packaging Segment		Protective Packaging Segment		Total Company
Volume—Units	3.0%	$37.4	2.6%	$19.8	2.9%	$57.2
Volume—Acquired Businesses, net of dispositions	2.4	29.6	0.1	0.6	1.5	30.2
Price/Mix	2.3	28.9	3.5	27.1	2.8	56.0
Foreign Currency Translation	(1.4)	(18.6)	(1.8)	(13.5)	(1.6)	(32.1)
Total	6.3%	$77.3	4.4%	$34.0	5.6%	$111.3

Foreign currency translation had an unfavorable impact on net sales of $32.1 million in the first six months of 2006. Excluding the unfavorable effect of foreign currency translation, net sales would have increased 7% compared with the first six months of 2005. The unfavorable foreign currency translation impact on net sales in the first six months of 2006 was primarily due to the weakness of foreign currencies in Europe and, to a lesser extent, foreign currencies in Asia Pacific against the U.S. dollar, partially offset by the strengthening of the Brazilian real and the Canadian dollar against the U.S. dollar compared with the first six months of 2005.

Net sales of the Company’s food packaging segment, which consists primarily of the Company’s Cryovac® food packaging products, constituted 63% and 62% of net sales in the second quarter and first six months of 2006 and 62% in the second quarter and first six months of 2005.

The Company’s protective packaging segment contributed the balance of net sales. This segment aggregates the Company’s protective packaging products and shrink packaging products, all of which are used principally for non-food packaging applications.

Food Packaging Segment Sales

The Company’s food packaging segment net sales for the second quarter of 2006 increased 7% to $681.2 million compared with $634.6 million in the second quarter of 2005. The positive impact of acquisitions, continued strong unit volume growth in Latin America and selling price increases in North America contributed to growth in the quarter. Excluding the $4.4 million unfavorable effect of foreign currency translation, segment net sales would have increased 8%. In addition, in the second quarter of 2005, this segment’s net sales benefited from favorable product price/mix of $5.6 million related to the effects of unearned customer rebates.

The Company’s food packaging segment net sales for the first six months of 2006 increased 6% to $1,306.8 million compared with $1,229.5 million in the first six months of 2005. Strong unit volume growth in Latin America, the positive impact of acquisitions and selling price increases in North America contributed to growth during the first six months of 2006. Excluding the $18.6 million unfavorable effect of foreign currency translation, segment net sales would have increased 8%.

Protective Packaging Segment Sales

The Company’s protective packaging segment net sales for the second quarter increased 4% to $400.7 million compared with $385.4 million in the second quarter of 2005. The positive impact of selling price increases in North America was the primary contributor to sales growth in the quarter. Excluding the $3.4 million unfavorable effect of foreign currency translation, segment net sales would have increased 5%.

The Company’s protective packaging segment net sales for the first six months of 2006 increased 4% to $794.2 million compared with $760.2 million in the first six months of 2005. The positive impact of selling price increases in North America and solid unit volume growth in Europe helped drive sales growth during the first six months of 2006. Excluding the $13.5 million unfavorable effect of foreign currency translation, segment net sales would have increased 6%.

Sales by Geographic Region

The components of the increase in net sales by geographic region for the second quarter of 2006 compared with the second quarter of 2005 were as follows (dollars in millions):

	U.S.		International		Total Company
Volume—Units	0.8%	$4.1	2.7%	$14.3	1.8%	$18.4
Volume—Acquired Businesses, net of dispositions	—	—	4.1	21.6	2.1	21.6
Price/Mix	4.9	23.9	1.1	5.8	2.9	29.7
Foreign Currency Translation	—	—	(1.5)	(7.8)	(0.7)	(7.8)
Total	5.7%	$28.0	6.4%	$33.9	6.1%	$61.9

Net sales from operations in the United States represented 48.0% of net sales in the second quarter of 2006 and 48.1% in the second quarter of 2005. Net sales from U.S. operations increased 6% in the second quarter of 2006 to $519.1 million compared with $491.1 million in the second quarter of 2005. Net sales from international operations increased 6% in the second quarter of 2006 to $562.8 million compared with $528.9 million for the second quarter of 2005. Excluding the $7.8 million unfavorable foreign currency translation effect, international net sales would have increased 8% compared with the second quarter of 2005.

The components of the increase in net sales by geographic region for the first six months of 2006 compared with the first six months of 2005 were as follows (dollars in millions):

	U.S.		International		Total Company
Volume—Units	1.1%	$10.6	4.5%	$46.6	2.9%	$57.2
Volume—Acquired Businesses, net of dispositions	0.1	0.6	2.9	29.6	1.5	30.2
Price/Mix	4.7	45.2	1.0	10.8	2.8	56.0
Foreign Currency Translation	—	—	(3.1)	(32.1)	(1.6)	(32.1)
Total	5.9%	$56.4	5.3%	$54.9	5.6%	$111.3

Net sales from operations in the United States represented 48.1% of net sales in the first six months of 2006 and 47.9% in 2005. Net sales from U.S. operations increased 6% in the first six months of 2006 to $1,010.4 million compared with $954 million in the first six months of 2005. Net sales from international operations increased 5% in the first six months of 2006 to $1,090.6 million compared with $1,035.7 million for the first six months of 2005. Excluding the $32.1 million unfavorable foreign currency translation effect, international net sales would have increased 8% compared with the first six months of 2005.

Costs and Margins

Gross profit was $307.3 million or 28.4% of net sales in the second quarter of 2006, compared with $295.9 million or 29.0% of net sales in the second quarter of 2005. Gross profit was $590.9 million or 28.1% of net sales in the first six months of 2006, compared with $573.4 million or 28.8% of net sales in the first six months of 2005. The increase in gross profit was attributable to the sales growth in the quarter. The decrease in gross profit as a percentage of net sales in the second quarter and first six months of 2006 compared with the 2005 periods was due to higher petrochemical-based raw material and other energy-related costs combined with a shift in product mix.

Marketing, administrative and development expenses were $176.4 million in the second quarter of 2006 compared with $169.5 million in the second quarter of 2005 and $343.7 million in the first six months of 2006 compared with $328.8 million in the first six months of 2005. The increase in the second quarter and first six months of 2006 was due to absorbed expenses related to the acquisition of Nelipak B.V. in January 2006, higher research and development-related project expense, higher outside legal costs and expenses to support the higher volume in net sales, partially offset by lower professional fees and the impact of foreign currency translation. Also, during the second quarter of 2006, the Company made a donation for educational purposes described below under the caption “Educational Donation.” As a percentage of net sales, marketing, administrative and development expenses were 16.3% and 16.6% for the second quarters of 2006 and 2005, respectively, and 16.4% and 16.5% for the first six months of 2006 and 2005, respectively. The Company expects its marketing, administrative and development expenses for the full year of 2006 to be at or below 16% of net sales.

Restructuring Charges

Global Manufacturing Strategy

The Company’s global manufacturing strategy, when implemented, will expand production in countries where demand for the Company’s products and services has been growing significantly. At the same time, the Company intends to realign its production into manufacturing centers of excellence. The goal of this multi-year program is to expand capacity in growing markets, further improve the Company’s operating efficiencies, and implement new technologies more effectively. The Company expects this program, combined with the Company’s supply chain initiative, to produce meaningful savings in future years. By taking advantage of new technologies and streamlining production on a global scale, the Company expects to continue to enhance its profitable growth and its global leadership position.

In July of 2006, the Company announced the first phase of this multi-year global manufacturing strategy. The Company plans to invest approximately $130 to $150 million in capital to implement this first phase, the majority of which will be spent during the remainder of 2006 and in 2007. In conjunction with this capital investment, the Company currently expects to incur $90 to $100 million in associated costs related to these projects, covering items such as equipment relocation, facility start-up and severance. The Company’s estimated savings resulting from implementing these elements of its global manufacturing strategy are expected to range from $55 to $65 million annually, a portion of which should be realized starting in 2007, with the full amount expected to be realized starting in 2009.

One project in the first phase of this program includes ceasing manufacturing and some support operations at the Company’s Mississauga, Ontario facility. The Mississauga facility’s manufacturing operations will be moved to other facilities in North America. The Company estimates that it will incur approximately $11.8 million in severance costs in connection with this project. These costs will be future cash expenditures which will be incurred for one-time termination benefits for approximately 242 full-time employees. The Company currently expects to add approximately 120 full-time employees at other facilities as production is transferred. The expected completion date of this project is the third quarter of 2007. The Company reflected these costs in its condensed consolidated statement of operations for the second quarter of 2006 in restructuring charges, and the Company’s condensed consolidated balance sheet at June 30, 2006 reflects $9.8 million in other current liabilities and $2 million in other liabilities. These costs relate to the Food Packaging segment.

2004 Restructuring Program

As of June 30, 2006, the Company had completed its reduction in headcount related to its 2004 restructuring program, which it announced in the fourth quarter of that year. At December 31, 2004, the Company expected to eliminate 473 full-time positions, which was increased to 475 during 2005. These actions affected principally production workers and members of the Company’s sales force, primarily in Europe.

The components of the restructuring charges, spending and other activity through June 30, 2006 and the remaining accrual balance at June 30, 2006 were as follows:

	Employee Termination Costs	Facility Exit Costs	Total Cost
Restructuring accrual at December 31, 2005	$4.7	$0.7	$5.4
Cash payments during 2006	(3.3)	(0.1)	(3.4)
Restructuring accrual at June 30, 2006	$1.4	$0.6	$2.0

The Company expects to pay $1.7 million of the remaining $2.0 million accrual balance in the twelve months ending June 30, 2007 and $0.3 million thereafter.

For the first six months of 2006, the Company recorded an additional restructuring charge of $0.5 million which was related to the 2004 program. This amount includes an additional $0.5 million of costs related to the relocation of employees and assets from closed facilities.The Company estimates that it will realize approximately $25 to $30 million in annualized cost savings on a full year run rate basis by the end of 2006.

Operating Profit

Operating profit decreased 6% in the second quarter of 2006 to $118.9 million compared with $126.2 million in the second quarter of 2005 and decreased 3% in the first six months of 2006 to $234.9 million compared with $243.4 million in the first six months of 2005.

The decrease in operating profit in the second quarter and first six months of 2006 compared with the 2005 periods was primarily due to the reasons described in “Costs and Margins” and “Restructuring Charges” above. As a percentage of net sales, operating profit was 11.0% and 12.4% in the second quarters of 2006 and 2005, respectively, and 11.2% and 12.2% in the first six months of 2006 and 2005, respectively.

Operating profit by business segment for the 2006 and 2005 periods was as follows (dollars in millions):

	For the Second Quarter of		For the First Six Months of
	2006	2005	2006	2005
Food Packaging Segment	$77.4	$83.1	$142.0	$159.0
Protective Packaging Segment	53.7	43.4	105.5	86.0
Total segments	131.1	126.5	247.5	245.0
Restructuring charges	(12.0)	(0.2)	(12.3)	(1.2)
Unallocated corporate operating expenses	(0.2)	(0.1)	(0.3)	(0.4)
Total	$118.9	$126.2	$234.9	$243.4

The food packaging segment contributed 59% and 66% of the Company’s operating profit in the second quarters of 2006 and 2005, respectively, and 57% and 65% in the first six months of 2006 and 2005, respectively, before taking into consideration restructuring charges and unallocated corporate operating expenses. The Company’s protective packaging segment contributed the balance of operating profit.

The food packaging segment’s operating profit for the second quarter was 11.4% of that segment’s net sales, compared with 13.1% of its net sales in 2005 and for the first six months of 2006 was 10.9% compared with 12.9% of its net sales in 2005. The decline in the food packaging segment’s operating profit as a percentage of its net sales in both periods was primarily due to higher raw material costs, particularly specialty resins, and higher energy-related costs. In addition, the second quarter of 2005 included a favorable change in product price/mix primarily due to the benefit of $5.6 million from unearned customer rebates. The segment’s operating profit as a percentage of its net sales also declined in part because its net sales included a greater percentage of strategically sourced products than in the comparable period last year. While these strategically sourced products, primarily rigid barrier trays, do not carry the same margins as many of the segment’s manufactured products, these products are an integral part of the segment’s case ready packaging offerings.

The protective packaging segment’s operating profit for the second quarter was 13.4% of that segment’s net sales, compared with 11.3% of its net sales in 2005 and for the first six months of 2006 was 13.3% compared with 11.3% of its net sales in 2005. The increase in the protective packaging segment’s operating profit as a percentage of net sales was due to improved performance in Europe based on management actions taken to improve profitability and selling price increases, primarily in North America, that helped offset higher raw material and energy-related costs.

Interest Expense and Other Income, Net

Interest expense (which includes the effects of interest rate swaps and the amortization of capitalized senior debt issuance costs, bond discount and terminated treasury locks) was $39 million in the second quarter of 2006 compared with $38 million in the second quarter of 2005 and was $77.4 million in the first six months of 2006 compared with $74.8 million in the first six months of 2005.

The increase in interest expense in the second quarter and first six months of 2006 compared with the 2005 periods was primarily due to an increase of $1.3 million and $2.9 million, respectively, due to the impact of higher interest rates on the Company’s $300 million of outstanding interest rate swaps entered into to effectively convert its 5.375% senior notes due April 2008 into floating rate debt.

Other income, net, was $5.1 million in the second quarter of 2006 and $5.8 million in the second quarter of 2005. Included in these amounts are primarily interest and dividend income of $4.9 million and $2.7 million in 2006 and 2005, respectively, and net foreign exchange transaction losses of $1.0 million in 2006 and net foreign exchange transaction gains of $0.8 million in 2005.

Other income, net, was $9.5 million in the first six months of 2006 and $9 million in the first six months of 2005. Included in these amounts are primarily interest and dividend income of $9 million and $5.1 million in 2006 and 2005, respectively, and net foreign exchange transaction losses of $2.6 million and $1 million in 2006 and 2005, respectively.

Income Taxes

The Company’s effective income tax rate was 32.0% and 33.3% for the second quarters of 2006 and 2005, respectively, and 32.0% and 33.3% for the first six months of 2006 and 2005, respectively. The decrease in the 2006 effective income tax rate in both periods compared with 2005 was primarily due to the expected utilization of tax loss carry forwards in 2006 by some foreign subsidiaries. The Company expects its full year 2006 effective income tax rate to be 32.0%.

For the second quarters and first six months of 2006 and 2005, the effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the lower net effective income tax rate on foreign earnings, partially offset by the effect of state income taxes. In addition, the 2006 effective income tax rate was lower than the statutory U.S. federal income tax rate due to the expected utilization of tax loss carry forwards in 2006 by some foreign subsidiaries.

Net Earnings

As a result of the factors noted above, net earnings were $57.8 million in the second quarter of 2006 compared with $62.7 million in the second quarter of 2005 and $113.6 million in the first six months of 2006 compared with $118.6 million in the first six months of 2005.

Basic and diluted earnings per common share were $0.71 and $0.62, respectively, for the second quarter of 2006 compared with basic and diluted earnings per common share of $0.75 and $0.66, respectively, for the second quarter of 2005. Basic and diluted earnings per common share were $1.39 and $1.21, respectively, for the first six months of 2006 compared with basic and diluted earnings per common share of $1.42 and $1.24, respectively, for the first six months of 2005.

In calculating diluted earnings per common share, the Company’s calculation of the weighted average number of common shares for the second quarters and first six months of 2006 and 2005 provides for the conversion of the Company’s 3% convertible senior notes due June 2033, the assumed issuance of nine million shares of common stock reserved for the Company’s previously announced asbestos settlement and the exercise of dilutive stock options, net of assumed treasury stock repurchases. See Note 14, “Earnings Per Common Share,” of the Condensed Consolidated Financial Statements.

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

•       an analysis of the Company’s historical cash flows for the first six months of 2006;

•       an updated description of the Company’s derivative financial instruments; and

•       a description of the changes in the Company’s shareholders’ equity for the first six months of 2006.

Material Commitments and Contingencies

Asbestos Settlement and Related Costs

The Company recorded a charge of $850.1 million in the fourth quarter of 2002, of which $512.5 million covers a cash payment that the Company is required to make upon the effectiveness of a plan of reorganization in the bankruptcy of W. R. Grace & Co. The Company did not use cash in any period with respect to this liability, and the Company cannot predict when it will be required to make this payment. The Company currently expects to fund this payment by using a combination of accumulated cash and future cash flows from operations and funds available under its $500 million senior unsecured multi-currency credit facility or its accounts receivable securitization program, both described below, or a combination of these alternatives. The cash payment of $512.5 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. The Company has recorded this accrued interest in other current liabilities in its condensed consolidated balance sheets, and these amounts were $106.9 million and $90.3 million at June 30, 2006 and December 31, 2005, respectively.

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

Cash Dividend

The Company used cash of $12.2 million on each of March 17 and June 16, 2006  to pay a quarterly cash dividend of $0.15 per common share to shareholders of record at the close of business on March 3 and June 2, 2006, respectively. The payment of these dividends was reflected as a reduction to retained earnings in the Company’s condensed consolidated balance sheet.

Principal Sources of Liquidity

The Company’s principal sources of liquidity are accumulated cash and short-term investments, cash flows from operations and amounts available under its existing lines of credit described below, including the credit facility and the ANZ facility, and its accounts receivable securitization program.

Accumulated Cash and Cash Equivalents and Short-Term Investments

As of June 30, 2006 and December 31, 2005, the Company had cash and cash equivalents of $531 million and $455.8 million, respectively, and short-term investments of $47.8 million and $44.1 million, respectively. On July 19, 2006, the Company used available cash of $251.7 million to retire its 5.625% euro notes at maturity as described below. The Company’s short-term investments consist of auction rate securities, all of which are classified as available-for-sale securities. See Note 3, “Short Term Investments—

Available-for-Sale Securities,” to the Company’s Condensed Consolidated Financial Statements, which describes these short-term investments.

Cash Flows from Operations

The Company expects that it will continue to generate significant cash flows from operations. See “Analysis of Historical Cash Flows” below.

Lines of Credit

Revolving Credit Facilities

The Credit Facility—The Company has not borrowed under its $500 million unsecured multi-currency revolving credit facility since its inception. This facility contains a provision under which the Company may request, prior to each of the first and second anniversaries of the facility, a one-year extension of the termination of the facility. The Company requested an extension effective on the first anniversary, July 26, 2006, and lenders with commitments for $457 million under the facility consented to the extension. Accordingly, on July 26, 2006 this extension became effective, as a result of which $43 million of the facility will terminate on July 26, 2010 and $457 million of the facility will terminate on July 26, 2011.

ANZ Facility—The Company has an Australian dollar 170 million, dual-currency revolving credit facility, known as the ANZ facility, equivalent to U.S. $124.5 million at June 30, 2006. The amount outstanding under this facility at June 30, 2006 was U.S. $11 million compared with no amount outstanding at December 31, 2005.

Other Lines of Credit

The following table summarizes the Company’s available lines of credit and committed and uncommitted lines of credit, including the credit lines discussed above, at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Used lines of credit	$37.4	$27.2
Unused lines of credit	775.7	797.6
Total available lines of credit	$813.1	$824.8
Available lines of credit—committed	$634.6	$624.7
Available lines of credit—uncommitted	178.5	200.1
Total available lines of credit	$813.1	$824.8

The Company’s principal credit lines were all committed and consisted of the credit facility and the ANZ facility. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

Accounts Receivable Securitization Program

The Company’s $125 million receivables program has an expiration date of December 7, 2007. The receivables program contains financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these covenants at June 30, 2006.

The operating subsidiaries did not sell any receivables interests under the receivables program during 2006, and therefore the Company did not remove any related amounts from the consolidated assets reflected on the Company’s consolidated balance sheet at June 30, 2006.

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

Outstanding Indebtedness

At June 30, 2006 and December 31, 2005, the Company’s total debt outstanding consisted of the amounts set forth on the following table (dollars in millions):

	June 30, 2006	December 31, 2005
Short-term borrowings and current portion of long-term debt:
Short-term borrowings	$16.3	$21.8
Current portion of long-term debt	255.2	241.4
Total current debt	271.5	263.2
Long-term debt, less current portion:
6.95% Senior Notes due May 2009, less unamortized discount of $0.6 in 2006 and $0.7 in 2005(1)	226.7	226.6
5.375% Senior Notes due April 2008, less unamortized discount and fair value adjustment of $14.3 in 2006 and $13.3 in 2005(1)(2)	285.7	286.7
5.625% Senior Notes due July 2013, less unamortized discount of $1.0 in 2006 and $1.1 in 2005(1)	399.0	398.9
6.875% Senior Notes due July 2033, less unamortized discount of $1.6 in 2006 and 2005(1)	448.4	448.4
3% Convertible Senior Notes due June 2033(1)	431.3	431.3
ANZ facility	11.0	—
Other	30.3	21.1
Total long-term debt, less current portion	1,832.4	1,813.0
Total debt	$2,103.9	$2,076.2

(1)          Interest is payable semiannually in arrears.

(2)          Amounts include adjustments due to interest rate swaps. See Note 8, “Derivatives and Hedging Activities,” of the Notes to the Company’s Condensed Consolidated Financial Statements.

5.625% Euro Notes

Included in the current portion of long-term debt at June 30, 2006 and December 31, 2005 are the 5.625% euro notes with a face value of €200 million, equivalent to U.S. $251.8 million at June 30, 2006. The 5.625% euro notes were classified as a current liability on the Company’s condensed consolidated balance sheet at June 30, 2006 since the notes matured on July 19, 2006. The Company used available cash of $251.7 million to retire this debt when it matured. The carrying value of the 5.625% euro notes at June 30, 2006 and December 31, 2005 was $251.8 million and $238.1 million, respectively. The carrying value of the 5.625% euro notes increased $13.5 million during 2006 as a result of the strengthening of the euro compared with the U.S. dollar since December 31, 2005. Interest on the 5.625% euro notes was payable annually in arrears, with the final payment of $14.2 million made upon maturity of the euro notes.

Covenants

Each issue of the Company’s outstanding senior notes imposes limitations on the Company’s operations and those of specified subsidiaries.  The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. The Company’s euro notes imposed similar limitations prior to the Company’s retirement of the euro notes on July 19, 2006. The credit facility contains financial covenants relating to interest coverage, debt leverage and minimum liquidity and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the asbestos settlement agreement discussed above. The ANZ facility contains financial covenants relating to debt leverage, interest coverage and tangible net worth and restrictions on the creation of liens, the incurrence of additional indebtedness and asset sales, in each case relating to the Australian and New Zealand subsidiaries of the Company that are borrowers under the facility. The Company was in compliance with the above financial covenants and limitations, as applicable, at June 30, 2006.

Analysis of Historical Cash Flows

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $184.9 million for the first six months of 2006 and $160.4 million for the first six months of 2005. The increase in cash provided from operating activities was primarily due to various factors:

•       an increase in cash generated from accounts receivable in 2006 compared with 2005 due to an increase in cash collections in 2006;

•       a reduction in cash used for inventory due to higher inventory turnover in the 2006 period, partially offset by higher raw material costs in the first six months of 2006 compared with the first six months of 2005;

•       a decrease in income tax payments in 2006 compared with 2005. In 2006, the Company paid $61.8 million compared with $73.9 million in 2005; and

•       an increase in accrued liabilities in 2006 due to the recording of $11.8 million of restructuring charges related to the global manufacturing strategy, partially offset by $3.4 million in cash payments in 2006 related to the 2004 restructuring program. Cash payments related to the 2004 restructuring program made in 2005 were $11.8 million;

partially offset by:

•       a decrease in accounts payable balances in 2006 compared with an increase in accounts payable in 2005. This change was due to lower levels of inventory during the 2006 period compared with the 2005 period as noted above.

Net Cash (Used In) Provided By Investing Activities

Net cash used in investing activities amounted to $105 million for the first six months of 2006 compared with net cash provided by investing activities of $14.6 million for the first six months of 2005. The increase in cash used for investing activities was due to the following:

•      $41.2 million of cash used in 2006 for the previously announced acquisition of Nelipak Holdings B.V. on January 3, 2006;

•       an increase of $26.9 million in capital expenditures. Capital expenditures were $68.2 million in 2006 compared with $41.3 million in 2005; and

•       net purchases of available-for-sale securities in 2006 compared with net cash proceeds in 2005 from available-for-sale securities. The net cash used in 2006 was $3.7 million compared with net cash proceeds of $54.1 million in 2005.

The Company expects to continue to expend capital as it deems appropriate to expand its business, to replace depreciating property, plant and equipment and to improve productivity. Taking into account the implementation of the first phase of the Company’s global manufacturing strategy, the Company expects that total capital expenditures in 2006 will range between $125 and $150 million and expects capital expenditures in 2007 to range between $150 and $175 million. This projection is based upon the Company’s capital expenditure budget for 2006, the status of approved but not yet completed capital projects, anticipated future projects including the implementation of the first phase of the Company’s global manufacturing strategy and historic spending trends.

Net Cash Used In Financing Activities

Net cash used in financing activities amounted to $24 million for the first six months of 2006 compared with $33.7 million for the first six months of 2005. The change in financing activities between 2006 and 2005 was primarily due to the following:

•       $6.7 million of cash used in 2006 compared with $36.7 million of cash used in 2005 for the repurchase of shares of the Company’s common stock, as discussed in “Repurchases of Capital Stock” below; and

•       net debt proceeds in 2006 of $5.2 million compared with $3.1 million in 2005.  The net debt proceeds in 2006 includes proceeds from long-term debt of $21.3 million, partially offset by the payment of $8 million of the debt assumed in the Nelipak Holdings B.V. acquisition in 2006;

partially offset by:

•       $24.4 million of cash used in 2006 to pay dividends on the Company’s common stock.

Repurchases of Capital Stock

During the first six months of 2006, the Company repurchased 127,800 shares of its common stock, par value $0.10 per share, in open market purchases at a cost of $6.7 million. The average price per share of these common stock repurchases in the first six months of 2006 was $52.05.

During the first six months of 2005, the Company repurchased 748,900 shares of its common stock, par value $0.10 per share, in open market purchases at a cost of $36.7 million. The average price per share of these common stock repurchases in the first six months of 2005 was $48.96.

The share repurchases described above were made under a program previously adopted by the Company’s Board of Directors. The share repurchase program authorized the repurchase of up to approximately 16,977,000 shares of common stock, which included the Series A convertible preferred stock on an as-converted basis prior to its redemption. As of June 30, 2006, the Company had repurchased approximately 14,455,000 shares of common stock and preferred stock on an as-converted basis, and the remaining repurchase authorization covered approximately 2,522,000 shares of common stock. The Company may from time to time continue to repurchase its common stock.

Changes in Working Capital

At June 30, 2006, working capital (current assets less current liabilities) was $256.2 million compared with $161.9 million at December 31, 2005. The $94.3 million increase in the Company’s working capital during the first six months of 2006 resulted primarily from the following changes:

•       an increase of $78.9 million in cash and cash equivalents and short-term investments due to cash flow generated from operations;

•       an increase of $31.1 million in inventory primarily in the food packaging segment, which, based on its manufacturing scheduling program, typically builds inventory in the first six months of the year;

•       a decrease in accrued payroll of $18.1 million due to the timing of payments of payroll-related costs such as the Company’s annual contribution to its profit-sharing plan and annual bonus payments; which is partially offset by accruals for the current year; and

•       a decrease in accrued customer volume rebates of $14.4 million due to the timing of payments which is partially offset by accruals for the current year;

partially offset by:

•       an increase of $24.8 million in accrued interest primarily due to an additional $16.6 million of accrued interest during 2006 related to the Company’s liability under the asbestos settlement agreement;

•       an increase of $13.5 million in the carrying value of the 5.625% euro notes during 2006 as a result of the strengthening of the euro compared with the U.S. dollar since December 31, 2005; and

•       an increase in other accrued liabilities due to the recording of $9.8 million of current restructuring charges related to the global manufacturing strategy, partially offset by $3.4 million in cash payments during 2006 related to the 2004 restructuring program.

Current and Quick Ratios

The ratio of current assets to current liabilities, known as the current ratio, was 1.2 at June 30, 2006 and 1.1 at December 31, 2005. The ratio of current assets less inventory to current liabilities, known as the quick ratio, was 0.9 at June 30, 2006 and 0.8 at December 31, 2005.

Derivative Financial Instruments

Interest Rate Swaps

At June 30, 2006, the Company had outstanding interest rate swaps with a total notional amount of $300 million that qualified and were designated as fair value hedges. The Company entered into these interest rate swaps to effectively convert its 5.375% senior notes due April 2008 into floating rate debt. At June 30, 2006, the Company recorded a mark to market adjustment to record a decrease of $13.6 million in the fair value of the 5.375% senior notes due April 2008 due to changes in interest rates and an offsetting increase to other liabilities to record the fair value of the related interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.

In 2006 and 2005, under the terms of the $300 million outstanding interest rate swap agreements, the Company received interest at a fixed rate and paid interest at variable rates that were based on six-month London Interbank Offered Rate, or LIBOR. As a result, interest expense increased by $1.7 million and $2.9 million for the second quarter and first six months of 2006 and increased by $0.4 million for the second quarter of 2005 due to increases in six-month LIBOR. For the first six months of 2005, the outstanding interest rate swaps did not cause an increase or decrease to interest expense.

Foreign Currency Forward Contracts

At June 30, 2006, the Company was party to foreign currency forward contracts, which did not have a significant impact on the Company’s liquidity.

For further discussion about these contracts and other financial instruments, see Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Shareholders’ Equity

The Company’s shareholders’ equity was $1,506.1 million at June 30, 2006 and $1,392.1 million at December 31, 2005.

Shareholders’ equity increased in the first six months of 2006 primarily due to the following:

•       net earnings of $113.6 million; and

•       a decrease in foreign currency translation adjustment of $23.9 million;

partially offset by:

•       dividends paid on common stock of $24.4 million.

Recently Issued Accounting Standards

The Company is subject to recently issued statements of financial accounting standards, accounting guidance and disclosure requirements. Note 17, “New Accounting Pronouncements,” of the Notes to the Company’s Condensed Consolidated Financial Statements, which is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, describes these new accounting pronouncements and is incorporated herein by reference.

Critical Accounting Policies and Estimates

For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Educational Donation

During the second quarter of 2006, the Company donated $1.5 million to the Harvard Business School in partial funding of a professorship in the name of T. J. Dermot Dunphy. Mr. Dunphy, a director of the Company, was Chief Executive Officer of the Company from March 1971 until his retirement in February 2000. He received a Master’s degree in Business Administration from the school in 1956.

Non-GAAP Information

The Company’s management from time to time presents information that does not conform to U.S. Generally Accepted Accounting Principles, including changes in net sales excluding the effects of foreign currency translation. The Company’s management uses changes in net sales excluding the effects of foreign currency translation to measure the performance of the Company’s operations. Thus, management believes that this information may be useful to investors. Such measures are also among the criteria upon which performance-based compensation may be determined.

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

At June 30, 2006, the Company had no collars or options outstanding.

At June 30, 2006 and December 31, 2005, the carrying value of the Company’s total debt, which includes the impact of outstanding interest rate swaps, was $2,103.9 million and $2,076.2 million, respectively. The Company’s fixed rate debt at June 30, 2006 and December 31, 2005, including the impact of interest rate swaps, was $1,780.8 million and $1,767.7 million, respectively. The fair value of the Company’s fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s total debt, including the impact of outstanding interest rate swaps, was $2,076.3 million at June 30, 2006 compared with $2,135.7 million at December 31, 2005. A hypothetical 10% decrease in interest rates would result in an increase in the fair value of the total debt balance at June 30, 2006 of $85.4 million. These changes in the fair value of the Company’s fixed rate debt do not alter the Company’s obligations to repay the outstanding principal amount of such debt.

Foreign Exchange Rates

The Company uses foreign currency forward contracts to fix the amount payable on transactions denominated in foreign currencies. The terms of these instruments are generally twelve months or less. At June 30, 2006 and December 31, 2005, the Company had foreign currency forward contracts with an aggregate notional amount of $475.1 million and $309.3 million, respectively. The estimated fair values of these contracts, which represent the estimated net payments that would be paid or received by the Company in the event of termination of these contracts based on the then current foreign exchange rates, was a net receivable of $2.4 million at June 30, 2006 and $0.6 million at December 31, 2005. A hypothetical 10% adverse change in foreign exchange rates at June 30, 2006 would have caused the Company to pay approximately $36.7 million to terminate these contracts.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, commonly referred to as the “Exchange Act,” that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that the Company’s employees accumulate this information and communicate it to the Company’s management, including its Chief Executive Officer (its principal executive officer) and its Chief Financial Officer (its principal financial officer), as appropriate, to allow timely decisions regarding the required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily must apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures under Rule 13a-15 under the Exchange Act. The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, supervised and participated in that evaluation. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective for the purposes for which they were maintained in accordance with Rule 13a-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.                        Legal Proceedings.

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 12, “Commitments and Contingencies,” of the Notes to the Company’s Condensed Consolidated Financial Statements under the captions “Asbestos Settlement and Related Costs,” “Cryovac Transaction; Contingencies Related to the Cryovac Transaction,” and “Compliance Matters” is incorporated herein by reference. See also Part I, Item 3, “Legal Proceedings,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and Part II, Item 1, “Legal Proceedings,” of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.

Item 1A.                Risk Factors.

See Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and Part II, Item 1A, “Risk Factors,” of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the Company’s 2005 Form 10-K and its Form 10-Q for the quarterly period ended March 31, 2006.   Except as required by the federal securities laws, the Company undertakes no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

Raw Materials and Energy

Raw material pricing, availability and allocation by suppliers as well as other energy-related costs may negatively impact the Company’s results of operations, including its profit margins.

Since the filing of the Company’s Form 10-Q for the quarterly period ended March 31, 2006, inflationary concerns have continued as oil futures settled at a new record high. That could lead to increased prices for the Company’s raw materials and energy requirements, which could reduce profit margins and have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company recognizes that it is subject to a number of risks and uncertainties that may affect the future performance of the Company, such as:

•       the implementation of the Company’s settlement agreement with the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants in the Grace bankruptcy proceeding; and the effects of the Company being named as a defendant in asbestos-related actions in Canada arising from Grace’s activities in Canada prior to March 31, 1998;

•       disruptions in energy supply;

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

(c)   Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of the Company’s common stock, par value $0.10 per share, that the Company repurchased in each month of the quarter ended June 30, 2006, the average price paid per share and the maximum number of shares that may yet be purchased under the Company’s publicly announced plans or programs.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
Balance as of March 31, 2006				2,649,776
April 1, 2006 through April 30, 2006	27,433	$54.03	10,000	2,639,776
May 1, 2006 through May 31, 2006	56,600	$52.67	56,600	2,583,176
June 1, 2006 through June 30, 2006	61,200	$51.09	61,200	2,521,976
Total	145,233	$52.02	127,800	2,521,976

(1)          The Company purchased all shares during the quarter ended June 30, 2006 pursuant to its publicly announced program (described below and under the caption, “Repurchases of Capital Stock,” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Part I, Item 2 of this quarterly report on Form 10-Q), except for 17,433 shares withheld pursuant to the Company’s 1998 contingent stock plan. Pursuant to the provision of that plan that permits tax withholding obligations or other legally required charges to be satisfied by having the Company withhold shares from awards under the plan, the Company withheld 17,433 shares of the Company’s common stock during the month of April 2006.

(2)          The price calculations in this column do not include the above-mentioned shares of the Company’s common stock withheld by the Company pursuant to the provisions of its 1998 contingent stock plan. In accordance with the share withholding provision, the Company withheld those shares at a price equal to their fair market value, which was $57.74 per share. Also, the price calculations in this column do not include commissions.

(3)          On June 29, 1998, the Company announced that its Board of Directors had authorized the purchase of up to five percent of the Company’s then issued and outstanding capital stock on an as-converted basis. On April 14, 2000, the Company announced that its Board of Directors had authorized the purchase of up to an additional five percent of the Company’s issued and outstanding capital stock as of June 30, 2000 on an as-converted basis. On November 3, 2000, the Company announced that its Board of Directors had authorized the purchase of up to an additional five percent of the Company’s issued and outstanding capital stock as of October 31, 2000 on an as-converted basis. At the time of these authorizations, the Company’s capital stock comprised its common stock and its Series A convertible preferred stock. Prior to its redemption in July 2003, each share of the Company’s Series A convertible preferred stock was convertible into 0.885 shares of the Company’s common stock. These authorizations compose a single program, which has no set expiration date. As of the close of business on June 30, 2006, approximately 16,977,000 shares of the Company’s common stock were authorized to be repurchased under this program, approximately 14,455,000 shares had been repurchased (including preferred shares on an as-converted basis), leaving approximately 2,522,000 shares of common stock authorized for repurchase under the program.

Item 4.                        Submission of Matters to a Vote of Security Holders.

On May 12, 2006, the Company held its annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, the stockholders voted:

(i)            to elect the entire Board of Directors of the Company; and

(ii)        to ratify the selection of KPMG LLP as the Company’s independent auditor for the fiscal year ending December 31, 2006.

The holders of a total of 75,012,686 shares of common stock were present in person or by proxy at the Annual Meeting, representing approximately 92.05% of the voting power of the Company entitled to vote at the Annual Meeting. Each share of common stock was entitled to one vote on each matter before the meeting. The votes cast on the matters before the Annual Meeting are set forth below.

The stockholders elected each of the following nominees to the Company’s Board of Directors, comprising the entire Board of Directors, by the following votes (with no broker non-votes):

Nominees for Election
to Board of Directors:	For	Against	Abstain
1. Hank Brown	74,129,571	426,575	456,540
2. Michael Chu	74,027,335	467,344	518,007
3. Lawrence R. Codey	73,969,644	590,211	452,831
4. T. J. Dermot Dunphy	73,767,149	740,145	505,392
5. Charles F. Farrell, Jr.	73,720,061	764,187	528,438
6. William V. Hickey	73,996,140	573,125	443,421
7. Jacqueline B. Kosecoff	74,108,550	397,118	507,018
8. Kenneth P. Manning	71,388,701	2,812,674	811,311
9. William J. Marino	74,102,557	402,704	507,425

The stockholders ratified the appointment of KPMG LLP as the independent auditor of the Company for the fiscal year ending December 31, 2006 by the following vote:

For	73,806,784
Against	752,173
Abstentions	453,729
Broker non-votes	0

Item 6.                        Exhibits.

Exhibit Number	Description
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

10.1

Written Description of Compensatory Arrangement between the Company and J.Stuart K. Prosser, Senior Vice President, as approved April 4, 2006. (Exhibit 10 to the Company’s Current Report on Form 8-K, Date of Report April 4, 2006, is incorporated herein by reference.)

10.2

Revolving Credit Facility, dated as of July 26, 2005, among the Company, three of the Company’s subsidiaries, banks and financial institutions party thereto, and Citicorp USA, Inc., as agent for the lenders. (Exhibit 10 to the Company’s Current Report on Form 8-K, Date of Report July 28, 2005, File No. 1-12139, is incorporated herein by reference.)

31.1	Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated August 3, 2006.
31.2	Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated August 3, 2006.
32	Certification of William V. Hickey, Chief Executive Officer of the Company, and David H. Kelsey, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, dated August 3, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEALED AIR CORPORATION
(Registrant)
Date: August 3, 2006	By:	/s/ Jeffrey S. Warren
Jeffrey S. Warren
Controller
(Duly Authorized Executive Officer
and Chief Accounting Officer)