Form 10-Q
period 2006-09-30
SEALED AIR CORP/DE
filed 2006-11-02
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-12139

SEALED AIR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	65-0654331
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
200 Riverfront Boulevard
Elmwood Park, New Jersey	07407-1033
(Address of Principal Executive Offices)	(Zip Code)

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

There were 80,619,705 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of October 31, 2006.

SEALED AIR CORPORATION AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1.                        Financial Statements (Unaudited).

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(In millions of dollars, except for per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$1,081.4	$1,019.7	$3,182.4	$3,009.4
Cost of sales	771.6	731.9	2,281.7	2,148.2
Gross profit	309.8	287.8	900.7	861.2
Marketing, administrative and development expenses	170.1	156.4	513.9	485.2
Restructuring (credits) charges	(0.1)	0.1	12.1	1.3
Operating profit	139.8	131.3	374.7	374.7
Interest expense	(35.5)	(37.7)	(112.9)	(112.5)
Other income, net	7.0	2.6	16.5	11.7
Earnings before income tax expense	111.3	96.2	278.3	273.9
Income tax expense	34.1	32.0	87.5	91.1
Net earnings	$77.2	$64.2	$190.8	$182.8
Earnings per common share:
Basic	$0.95	$0.78	$2.35	$2.20
Diluted	$0.82	$0.68	$2.04	$1.92

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 and DECEMBER 31, 2005
(In millions of dollars, except share data)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$227.2	$455.8
Short-term investments—available-for-sale securities	84.7	44.1
Accounts receivable, net of allowances for doubtful accounts of $18.0 in 2006 and $16.6 in 2005	699.1	674.0
Inventories	470.6	409.1
Other current assets	119.5	112.4
Total current assets	1,601.1	1,695.4
Property and equipment:
Land and improvements	33.6	32.8
Buildings	505.4	508.6
Machinery and equipment	2,002.0	1,917.7
Other property and equipment	129.3	126.9
Construction-in-progress	123.1	66.7
	2,793.4	2,652.7
Accumulated depreciation and amortization	(1,858.5)	(1,741.5)
Property and equipment, net	934.9	911.2
Goodwill	1,959.0	1,908.8
Other assets	349.6	348.8
Total Assets	$4,844.6	$4,864.2

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
SEPTEMBER 30, 2006 and DECEMBER 31, 2005
(In millions of dollars, except share data)
(Unaudited)

	September 30,	December 31,
	2006	2005
LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$15.8	$21.8
Current portion of long-term debt	3.7	241.4
Accounts payable	276.9	250.3
Asbestos settlement liability	512.5	512.5
Other current liabilities	476.5	434.1
Income taxes payable	54.0	73.4
Total current liabilities	1,339.4	1,533.5
Long-term debt, less current portion	1,824.5	1,813.0
Other liabilities	129.8	125.6
Total Liabilities	3,293.7	3,472.1
Commitments and Contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.10 par value per share. Authorized 50,000,000 shares; no shares issued in 2006 and 2005	—	—
Common stock, $0.10 par value per share. Authorized 400,000,000 shares; issued 86,398,343 shares in 2006 and 86,142,741 shares in 2005	8.6	8.6
Common stock reserved for issuance related to asbestos settlement, 9,000,000 shares, $0.10 par value per share in 2006 and 2005	0.9	0.9
Additional paid-in capital	1,069.8	1,075.5
Retained earnings	869.3	715.1
Deferred compensation	—	(17.8)
	1,948.6	1,782.3
Minimum pension liability, net of taxes	(5.3)	(5.3)
Cumulative translation adjustment	(125.5)	(169.7)
Unrecognized gain on derivative instruments, net of taxes	6.2	6.8
Accumulated other comprehensive loss	(124.6)	(168.2)
Cost of treasury common stock, 5,731,162 shares in 2006 and 4,691,086 shares in 2005	(273.1)	(222.0)
Total Shareholders’ Equity	1,550.9	1,392.1
Total Liabilities and Shareholders’ Equity	$4,844.6	$4,864.2

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(In millions of dollars)
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net earnings	$190.8	$182.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	125.5	130.3
Amortization of senior debt related items and other	2.2	2.3
Deferred tax provisions	(2.8)	(1.6)
Net gain on disposals of property and equipment	(2.9)	(1.2)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	1.4	(30.7)
Inventories	(49.2)	(29.5)
Other current assets	(5.3)	1.2
Other assets	1.8	(5.9)
Accounts payable	13.5	6.1
Income taxes payable	(18.8)	(26.8)
Other current liabilities	32.0	11.6
Other liabilities	(1.0)	(2.9)
Net cash provided by operating activities	287.2	235.7
Cash flows from investing activities:
Capital expenditures for property and equipment	(110.5)	(66.6)
Purchases of available-for-sale securities	(230.3)	(221.0)
Sale of available-for-sale securities	189.7	238.1
Proceeds from sales of property and equipment	14.8	2.4
Businesses acquired in purchase transactions, net of cash acquired	(52.1)	(0.2)
Net cash used in investing activities	(188.4)	(47.3)
Cash flows from financing activities:
Proceeds from long-term debt	22.1	0.1
Payment of long-term debt	(274.0)	(3.1)
Payment of senior debt issuance costs	—	(1.8)
Repurchases of common stock	(49.7)	(75.4)
Dividends paid on common stock	(36.5)	—
Proceeds from stock option exercises	2.1	1.2
Net (payments of) proceeds from short-term borrowings	(6.6)	0.5
Net cash used in financing activities	(342.6)	(78.5)
Effect of exchange rate changes on cash and cash equivalents	15.2	(50.9)
Cash and cash equivalents:
Net change during the period	(228.6)	59.0
Balance, beginning of period	455.8	358.0
Balance, end of period	$227.2	$417.0
Supplemental Cash Flow Items:
Interest payments, net of amounts capitalized	$91.6	$91.1
Income tax payments	$103.8	$110.7

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(In millions of dollars)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Net earnings	$77.2	$64.2	$190.8	$182.8
Other comprehensive income (loss):
Unrecognized loss on derivative instruments, net of income tax benefit of $0.5 and $0.3 for the three and nine months ended September 30, 2006, and $0.1 and $0.3 for the three and nine months ended September 30, 2005, respectively	(1.0)	(0.3)	(0.6)	(0.8)
Foreign currency translation adjustments	20.3	(8.8)	44.2	(73.1)
Comprehensive income	$96.5	$55.1	$234.4	$108.9

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

(1)   Basis of Consolidation

The condensed consolidated financial statements include the accounts of Sealed Air Corporation and its subsidiaries, or the Company. All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the condensed consolidated balance sheet as of September 30, 2006 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005 have been made. The results set forth in the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. All amounts are approximate due to rounding. Where appropriate, prior period amounts have been reclassified to conform to the current year’s presentation.

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

(2)   Business Segment Information

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales
Food Packaging	$677.6	$635.5	$1,984.4	$1,865.0
Protective Packaging	403.8	384.2	1,198.0	1,144.4
Total	$1,081.4	$1,019.7	$3,182.4	$3,009.4
Operating profit
Food Packaging	$82.3	$77.6	$224.3	$236.6
Protective Packaging	57.6	54.1	163.0	140.1
Total segments	139.9	131.7	387.3	376.7
Restructuring credit (charges)(1)	0.1	(0.1)	(12.1)	(1.3)
Unallocated corporate operating expenses	(0.2)	(0.3)	(0.5)	(0.7)
Total	$139.8	$131.3	$374.7	$374.7
Depreciation and amortization
Food Packaging	$28.2	$28.1	$86.0	$86.2
Protective Packaging	13.0	14.1	39.5	44.1
Total	$41.2	$42.2	$125.5	$130.3

(1)          The three and nine months ended September 30, 2006 includes a $0.1 million credit and $12.2 million charge, respectively, related to Food Packaging and no charge and a $0.1 million credit, respectively,

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

related to Protective Packaging. The three and nine months ended September 30, 2005 include charges of $0.1 million and $0.7 million, respectively, related to Food Packaging and no charge and a charge of $0.6 million, respectively, related to Protective Packaging.

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and because the Company’s management views goodwill as a corporate asset, the Company has allocated all of its goodwill to the corporate level rather than to the individual segments. However, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company has allocated goodwill to each reportable segment in order to perform its annual impairment review of goodwill, which it does during the fourth quarter of each year. The allocation of goodwill in accordance with SFAS No. 142 as of September 30, 2006 was as follows:

	Balance at December 31, 2005	Goodwill Acquired	Foreign Currency Translation	Balance at September 30, 2006
Food Packaging	$540.4	$39.8	$9.4	$589.6
Protective Packaging	1,368.4	0.3	0.7	1,369.4
Total	$1,908.8	$40.1	$10.1	$1,959.0

See Note 16, “Acquisitions,” for additional information on the goodwill acquired during 2006.

(3)   Short-Term Investments—Available-for-Sale Securities

At September 30, 2006 and December 31, 2005, the Company’s available-for-sale securities consisted of auction rate securities for which interest or dividend rates are generally re-set for periods of up to 90 days. At September 30, 2006, the Company held $84.7 million of auction rate securities of which $40.0 million were investments in preferred stock with no maturity dates and $44.7 million were investments in other auction rate securities, which had the following various contractual maturities:

Maturities in 2031	$8.6
Maturities in 2042	$17.7
Maturities in 2043	$10.0
Maturities in 2046	$8.4
Total Other Auction Rate Securities	$44.7

At December 31, 2005, the Company held $44.1 million of auction rate securities, of which $34.7 million were investments in preferred stock with no maturity dates and $9.4 million were investments in other auction rate securities with contractual maturities in 2031.

At September 30, 2006 and December 31, 2005, the fair value of the available-for-sale securities held by the Company was equal to their cost. There were no gross realized gains or losses from the sale of available-for-sale securities in 2006 and 2005.

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

(4)   Accounts Receivable Securitization Program

The Company’s $125.0 million receivables program has an expiration date of December 7, 2007. The receivables program contains financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these ratios at September 30, 2006.

The Company’s receivables funding subsidiary did not sell any receivables interests under the receivables program during the first nine months of 2006, and neither the bank nor the issuer of commercial paper that are parties to the program held any receivables interests in such receivables as of September 30, 2006. Therefore the Company did not remove any related amounts from the assets reflected on its condensed consolidated balance sheet at September 30, 2006.

During the three months ended September 30, 2005, the Company’s receivables funding subsidiary sold an undivided ownership interest in $35.0 million of eligible receivables under the receivables program. Payments on the Company’s receivables that were applied to these receivables interests in accordance with the terms of the program reduced the amount of receivables interests held by the bank or the issuer of commercial paper that are parties to the program to zero at September 30, 2005. Therefore, as of September 30, 2005, neither the bank nor the issuer of commercial paper held any receivables interests and the Company did not remove any related amounts from the assets reflected on its condensed consolidated balance sheet at September 30, 2005.

The costs associated with the receivables program are reflected in other income, net, in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005. These costs primarily relate to program and commitment fees and other associated costs and in 2005 included the loss on the sale of receivables interests, which were $0.1 million for both the three months ended September 30, 2006 and 2005, and $0.2 million and $0.3 million for the nine months ended September 30, 2006 and 2005, respectively.

(5)   Inventories

	September 30, 2006	December 31, 2005
Inventories (at FIFO, which approximates replacement value):
Raw materials	$114.4	$97.9
Work in process	103.9	90.1
Finished goods	288.6	256.7
Subtotal	506.9	444.7
Reduction of certain inventories to LIFO basis	(36.3)	(35.6)
Total	$470.6	$409.1

The Company determines the value of non-equipment U.S. inventories by the last-in, first-out or LIFO inventory method. The value of U.S. inventories determined by that method amounted to $149.5 million and $139.2 million at September 30, 2006 and December 31, 2005, respectively. If the Company had used the first-in, first-out or FIFO inventory method, which approximates replacement value, for these

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

inventories, the balances would have been $36.3 million and $35.6 million higher at September 30, 2006 and December 31, 2005, respectively.

(6)   Goodwill and Identifiable Intangible Assets

Goodwill

At September 30, 2006 and December 31, 2005, the Company had unamortized goodwill in the amount of $1,959.0 million and $1,908.8 million, respectively. See Note 2, “Business Segment Information,” for the allocation of goodwill by business segment.

Identifiable Intangible Assets

At September 30, 2006 and December 31, 2005, the Company had identifiable intangible assets with definite useful lives with a gross carrying value of $37.9 million and $59.4 million, respectively, less accumulated amortization of $27.9 million and $47.9 million, respectively. These identifiable intangible assets are included in other assets and are considered immaterial to the Company’s condensed consolidated balance sheets. Amortization of identifiable intangible assets was approximately $3.2 million for the nine months ended September 30, 2006. Assuming no change in the gross carrying value of identifiable intangible assets from the value at September 30, 2006, the estimated amortization for future periods is as follows: remainder of 2006—$0.9 million, 2007—$3.2 million, 2008—$2.1 million, 2009—$1.3 million; and 2010—$0.5 million. At September 30, 2006 and December 31, 2005, there were no identifiable intangible assets other than goodwill with indefinite useful lives as defined by SFAS No. 142.

(7)   Debt and Credit Facilities

Lines of Credit

Revolving Credit Facilities

The Credit Facility—The Company has not borrowed under its $500.0 million unsecured multi-currency revolving credit facility since its inception in July 2005. This facility contains a provision under which the Company may request, prior to each of the first and second anniversaries of the facility, a one-year extension of the termination of the facility. The Company requested an extension effective on the first anniversary, July 26, 2006, and lenders with commitments for $457.0 million under the facility consented to the extension. Accordingly, on July 26, 2006 this extension became effective, as a result of which $43.0 million of the facility will terminate on July 26, 2010 and $457.0 million of the facility will terminate on July 26, 2011.

ANZ Facility—The Company has an Australian dollar 170.0 million, dual-currency revolving credit facility, known as the ANZ facility, equivalent to U.S. $128.0 million at September 30, 2006. The Company borrowed under the ANZ facility during the second quarter of 2006, but it repaid those amounts in full and did not borrow further under the ANZ facility during the third quarter of 2006. There were no amounts outstanding under this facility at September 30, 2006 or at December 31, 2005.

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

Other Lines of Credit

The following table summarizes the Company’s available lines of credit and committed and uncommitted lines of credit, including the credit lines discussed above, at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Used lines of credit	$25.8	$27.2
Unused lines of credit	806.4	797.6
Total available lines of credit	$832.2	$824.8
Available lines of credit—committed	$628.0	$624.7
Available lines of credit—uncommitted	204.2	200.1
Total available lines of credit	$832.2	$824.8

The Company’s principal credit lines were all committed and consisted of the credit facility and the ANZ facility. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

Covenants

Each issue of the Company’s outstanding senior notes imposes limitations on the Company’s operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. The credit facility contains financial covenants relating to interest coverage, debt leverage and minimum liquidity and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the asbestos settlement agreement discussed in Note 12, “Commitments and Contingencies.” The ANZ facility contains financial covenants relating to debt leverage, interest coverage and tangible net worth and restrictions on the creation of liens, the incurrence of additional indebtedness and asset sales, in each case relating to the Australian and New Zealand subsidiaries of the Company that are borrowers under the facility. The Company was in compliance with the above financial covenants and limitations, as applicable, at September 30, 2006.

Senior Notes

During the nine months ended September 30, 2006, the Company recorded adjustments to the fair value of its 5.375% senior notes due April 2008 as a result of the Company’s interest rate hedging related to these senior notes. See Note 8, “Derivatives and Hedging Activities.”

5.625% Euro Notes

On July 19, 2006, the Company’s 5.625% euro notes with a face value of €200.0 million matured. The Company used available cash of $251.7 million to retire this debt. Interest on the 5.625% euro notes was payable annually in arrears, with the final payment of $14.2 million made upon maturity of the euro notes.

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

(8)   Derivatives and Hedging Activities

Foreign Currency Forward Contracts

The Company is exposed to market risk, such as fluctuations in foreign currency exchange rates. The Company’s subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purpose of the Company’s foreign currency hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies. At September 30, 2006 and December 31, 2005, the Company was party to foreign currency forward contracts with an aggregate notional amount of $337.3 million maturing through March 2007 and $309.3 million maturing through September 2006, respectively. The estimated fair values of these contracts, which represent the estimated net payments that would be paid or received by the Company in the event of termination of these contracts based on the then current foreign exchange rates, was a net payable of $1.9 million at September 30, 2006 and a net receivable of $0.6 million at December 31, 2005. These contracts qualified and were designated as cash flow hedges and had original maturities of less than twelve months.

Interest Rate Swaps

2006 Interest Rate Swaps

At September 30, 2006, the Company had outstanding interest rate swaps with a total notional amount of $300.0 million that qualified and were designated as fair value hedges. The Company entered into these interest rate swaps to effectively convert its 5.375% senior notes due April 2008 into floating rate debt. At September 30, 2006, the Company recorded a mark to market adjustment to record a decrease of $10.1 million in the fair value of the 5.375% senior notes due April 2008 due to changes in interest rates and an offsetting increase to other liabilities to record the fair value of the related interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.

During the first nine months of 2006, under the terms of the $300.0 million outstanding interest rate swap agreements, the Company received interest at a fixed rate and paid interest at variable rates that were based on six-month London Interbank Offered Rate, or LIBOR. As a result, interest expense increased by $1.8 million and $4.6 million for the three and nine months ended September 30, 2006.

2005 Interest Rate Swaps

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

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

During the first nine months of 2005, under the terms of the $300.0 million outstanding interest rate swap agreements, the Company received interest at a fixed rate and paid interest at variable rates that were based on six-month LIBOR. As a result, interest expense increased by $0.5 million in both the three and nine months ended September 30, 2005 due to increases in six-month LIBOR.

(9)   Restructuring Programs

Global Manufacturing Strategy

The Company’s global manufacturing strategy, when implemented, will expand production in countries where demand for the Company’s products and services has been growing significantly. At the same time, the Company intends to realign manufacturing capacity in North America and Europe into centers of excellence. The goals of this multi-year program are to expand capacity in growing markets, further improve the Company’s operating efficiencies, and implement new technologies more effectively. The Company expects this program, combined with the Company’s supply chain initiative, to produce meaningful savings in future years. By taking advantage of new technologies and streamlining production on a global scale, the Company expects to continue to enhance its profitable growth and its global leadership position.

In July 2006, the Company announced the first phase of this multi-year global manufacturing strategy. The financial scope of this phase of the global manufacturing strategy is expected to be as follows:

	Expected Range	Recorded through September 30, 2006
Capital Expenditures	$130.0–150.0	$7.3
Associated Costs	90.0–100.0	13.3

The associated costs include such items as equipment relocation, facility start-up and severance. The Company expects the capital expenditures and charges for associated costs to occur between 2006 and 2008, although the actual timing of these expenditures is subject to change due to a variety of factors.

The components of the associated costs incurred through September 30, 2006 appear in the condensed consolidated statement of operations on the following line items:

Restructuring charges	$11.8
Cost of sales	1.5
$13.3

The Company has accrued approximately $11.8 million in severance costs in connection with this strategy. These costs will be future cash expenditures that will be incurred for one-time termination benefits for approximately 242 full-time employees.  The Company expects these benefits will be paid out before the end of the third quarter of 2007.  The Company expects to add approximately 120 full-time employees at other facilities as production is transferred. The Company reflected the $11.8 million of severance costs in its condensed consolidated statement of operations for the second quarter of 2006 in

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

restructuring charges, and the Company’s condensed consolidated balance sheet at September 30, 2006 reflects this amount in other current liabilities. These costs relate to the Food Packaging segment.

2004 Restructuring Program

As of March 31, 2006, the Company had completed its reduction in headcount related to its 2004 restructuring program, which it announced in the fourth quarter of 2004. At December 31, 2004, the Company expected to eliminate 473 full-time positions, which was increased to 475 during 2005. These actions affected principally production workers and members of the Company’s sales force, primarily in Europe.

The components of the restructuring charges, spending and other activity through September 30, 2006 and the remaining accrual balance at September 30, 2006 were as follows:

	Employee Termination Costs	Facility Exit Costs	Total Cost
Restructuring accrual at December 31, 2005	$4.7	$0.7	$5.4
Cash payments during 2006	(3.6)	(0.2)	(3.8)
Adjustment to restructuring liability, net	(0.1)	—	(0.1)
Effect of changes in currency rates	0.1	—	0.1
Restructuring accrual at September 30, 2006	$1.1	$0.5	$1.6

The Company expects to pay $1.4 million of the remaining $1.6 million accrual balance in the twelve months ending September 30, 2007 and $0.2 million thereafter.

For the first nine months of 2006, the Company recorded an additional restructuring charge of $0.4 million which was related to the 2004 program. This amount includes an additional $0.5 million of costs related to the relocation of employees and assets from closed facilities.

(10)   Defined Benefit Pension Plans

U.S. Defined Benefit Pension Plans

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Components of Net Periodic Benefit Cost:
Service cost	$0.3	$0.3	$0.9	$0.9
Interest cost	0.5	0.5	1.5	1.4
Expected return on plan assets	(0.7)	(0.6)	(2.0)	(1.8)
Amortization of prior service cost	0.2	0.1	0.5	0.5
Amortization of net actuarial loss	0.3	0.2	0.7	0.5
Net periodic pension cost	$0.6	$0.5	$1.6	$1.5

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

Non-U.S. Defined Benefit Pension Plans

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Components of Net Periodic Benefit Cost:
Service cost	$2.0	$1.6	$5.7	$5.1
Interest cost	3.2	2.9	9.5	8.9
Expected return on plan assets	(3.4)	(3.1)	(10.1)	(9.5)
Amortization of net actuarial loss	1.6	1.3	4.8	4.1
Net periodic pension cost	$3.4	$2.7	$9.9	$8.6

The Company contributed $6.4 million to its non-U.S. defined benefit pension plans during the year ended December 31, 2005. The Company expects to contribute $4.0 million to its non-U.S. defined benefit pension plans in 2006.

(11)   Income Taxes

The Company’s effective income tax rate was 30.6% and 33.3% for the three months ended September 30, 2006 and 2005, respectively, and 31.5% and 33.3% for the nine months ended September 30, 2006 and 2005, respectively.

For the three and nine months ended September 30, 2006 and 2005, the effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the lower net effective income tax rate on foreign earnings, partially offset by the effect of state income taxes.

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

In April 2001, Grace’s subsidiary Grace Canada, Inc. had obtained an order of the Superior Court of Justice, Commercial List, Toronto, Ontario, Canada (Court File No. 01-CL-4081) recognizing the Chapter 11 actions in the United States of America involving Grace Canada, Inc.’s U.S. parent corporation and other U.S. affiliates of Grace Canada, Inc., and enjoining all new actions and staying all current proceedings against Grace Canada, Inc. related to asbestos under the Canadian Companies’ Creditors Arrangement Act. That order has been renewed repeatedly. In November 2005, upon motion by Grace Canada, Inc., the court ordered an extension of the injunction and stay to actions involving asbestos against the Company and its Canadian affiliate and the Attorney General of Canada, which had the effect of staying all of the Canadian actions referred to above. The stay has been extended through April 1, 2007. Grace’s

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

proposed plan of reorganization provides that these claims will be paid by the trusts to be established under Section 524(g) of the Bankruptcy Code as part of Grace’s plan of reorganization, and it is anticipated that the defendants will ask the Canadian courts to enforce the terms of the plan of reorganization. However, if Grace’s final plan does not include comparable provisions or if the Canadian courts refuse to enforce Grace’s final plan of reorganization in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify the Company and its subsidiaries in these cases, then the Company could be required to pay substantial damages, which the Company cannot estimate at this time and which could have a material adverse effect on the Company’s financial condition and results of operations.

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

On March 14, 2005, the Company and the individual defendants filed a motion to dismiss the amended complaint in the Senn v. Hickey, et al. case for failure to state a claim. On December 19, 2005, the Court granted in part and denied in part defendants’ motion to dismiss. The Court determined that the complaint failed adequately to allege scienter as to the four individual defendants other than T.J. Dermot Dunphy, and therefore dismissed the lawsuit with respect to these four individual defendants, but adequately alleged scienter as to Mr. Dunphy and the Company. Mr. Dunphy is a current director of the Company and was formerly Chairman of the Board and Chief Executive Officer of the Company. On December 28, 2005, the defendants requested that the Court reconsider the portion of the December 19, 2005 order denying defendants’ motion to dismiss with regard to the Company’s arguments other than scienter, or, in the alternative, that the Court certify the matter for interlocutory appeal. On February 13, 2006, the defendants filed an answer to the amended complaint. On April 7, 2006, the Court heard oral argument on defendants’ reconsideration motion, and on July 10, 2006, the Court denied the motion on the ground that issues of fact prevent the Court from granting a motion to dismiss based on the Company’s arguments other than scienter. On October 3, 2006, plaintiff filed a motion to certify a class of all persons who purchased or otherwise acquired the securities of the Company during the period from March 27, 2000 through July 30, 2002. Defendants’ response to that motion is due on December 1, 2006. Discovery is in the initial stages. Although the Company believes that neither it nor Mr. Dunphy should have any liability in this lawsuit, until the lawsuit has progressed beyond its current, still preliminary, stage, the Company cannot estimate the potential cost of an unfavorable outcome, if any.

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

Compliance Matters

In late 2005, the Company identified travel and related expenses that had been paid by some of the Company’s foreign subsidiaries for trips by government officials who oversee the regulation of the Company’s medical products in a foreign country. Although these expenses were accurately recorded as travel and entertainment expenses in the Company’s books and records, these activities appeared to have breached the Company’s Code of Conduct. More importantly, the Company was concerned that these payments may have violated the Foreign Corrupt Practices Act, and therefore outside counsel was retained and promptly began an internal investigation. In March 2006, the Company voluntarily disclosed to the United States Department of Justice, or the DOJ, and the United States Securities and Exchange Commission, or the SEC, the factual information obtained to date in the Company’s internal investigation, including that these payments were made between 2003 and 2005 and totaled less than $0.2 million. The internal investigation is ongoing, and the Company is cooperating with the DOJ and the SEC. The Company cannot predict when this matter will be resolved or the terms upon which this matter will be resolved, although the Company currently does not expect this matter to be material to its consolidated results of operations, financial position or cash flows. In connection with the investigation, the Company is evaluating remedial measures and has taken or will take timely and appropriate action where necessary.

Cash Dividend

The Company used cash of $36.5 million during the nine months ended September 30, 2006 to pay quarterly cash dividends of $0.15 per common share on March 17, June 16 and September 15, 2006. The payment of these dividends was reflected as a reduction to retained earnings in the Company’s condensed consolidated balance sheet.

(13)   Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board, commonly referred to as the FASB, issued SFAS No. 123 (revised), “Share-Based Payment” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (revised) covers a wide range of share-based compensation arrangements and requires that the compensation cost related to these types of payment transactions be recognized in financial statements. Cost is measured based on the fair value of the equity or liability instruments issued. The Company adopted SFAS No. 123 (revised) in the first quarter of 2006 as required using the modified prospective application. Under the modified prospective application, SFAS No. 123 (revised) applies to all awards granted, modified, repurchased or cancelled by the Company since January 1, 2006 and to unvested awards at the date of adoption. The Company was also required to eliminate any unearned or deferred compensation related to earlier awards against the appropriate equity account. At December 31, 2005, the Company had $17.8 million of deferred compensation recorded in the shareholders’ equity section of the condensed consolidated balance sheet. This amount was eliminated against additional paid-in capital on January 1, 2006. The adoption of SFAS No. 123 (revised) did not have a material impact on the condensed consolidated statement of operations as the amounts previously recognized by the Company for stock awards under the 1998 and 2005 Contingent Stock Plans are essentially the same as under SFAS No. 123.

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

For restricted stock awards, the Company records compensation expense and credits additional paid-in capital within shareholders’ equity based on the fair value of the award at the grant date. For restricted stock unit awards, the Company records compensation expense and credits additional paid-in capital within shareholders’ equity based on the fair value of the award at the end of each reporting period. The amount of the deferred compensation related to the restricted stock unit awards is re-measured at each reporting period based on the then current stock price and the effects of the stock price changes are recognized as compensation expense. For cash awards, the Company records a liability, which is reflected in other liabilities in the condensed consolidated balance sheet, and records compensation expense based on the fair value of the award at the end of each reporting period. The amount of the liability is re-measured at each reporting period based on the then current stock price and the effects of the stock price

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

changes are recognized as compensation expense. At September 30, 2006, the liability related to cash awards was immaterial to the Company’s condensed consolidated balance sheet. The Company has not settled any cash awards during 2006.

Compensation expense related to restricted stock, restricted stock units and cash awards is recognized, net of estimated forfeitures in 2006 under SFAS No. 123 (revised) and net of actual forfeitures in 2005 under SFAS No. 123, over a three-year period on a straight-line basis. These charges are included in marketing, administrative and development expenses and amounted to $3.7 million and $10.0 million for the three and nine months ended September 30, 2006 and $3.0 million and $8.5 million for the three and nine months ended September 30, 2005, respectively.

At September 30, 2006, the weighted-average remaining contractual life of outstanding restricted stock, restricted stock units and cash awards was approximately 1.5 years, 2.4 years, and 2.5 years, respectively, and had terms expiring up to 2009. The total compensation cost related to nonvested restricted stock, restricted stock units and cash awards not yet recognized was $23.5 million as of September 30, 2006. At September 30, 2006, there were 761,825 shares of nonvested restricted stock, 85,950 shares of nonvested restricted stock units and nonvested cash awards measured by 3,000 shares outstanding. The 2005 Contingent Stock Plan and the 1998 Contingent Stock Plan permit tax withholding attributable to awards and other charges that may be required by law to be paid by withholding a portion of the shares attributable to such awards.

A summary of the changes in shares available for the 2005 Contingent Stock Plan during 2006 follows:

Changes in the 2005 Contingent Stock Plan shares:
Number of shares available at December 31, 2005	2,332,350
Restricted stock shares issued for new awards	(200,150)
Restricted stock units awarded	(48,650)
Restricted stock shares forfeited	2,500
Restricted stock units forfeited	2,250
Number of shares available at September 30, 2006	2,088,300
Weighted average per share market value of stock on grant date	$ 54.56

Directors Stock Plan

Non-cash compensation comprises shares issued to non-employee directors in the form of awards under the Company’s 2002 Stock Plan for Non-Employee Directors, which stockholders of the Company approved at the 2002 annual meeting. The 2002 Directors Stock Plan provides for annual grants of shares to non-employee directors, and interim grants of shares to eligible directors elected at times other than at an annual meeting, at a price per share equal to the par value of the shares, as all or part of the annual or interim retainer fees for non-employee directors. During 2002, the Company adopted a plan that permits non-employee directors to elect to defer all or part of their annual retainer until the non-employee director retires from the Board. The non-employee director can elect to defer the portion of the annual retainer payable in shares of stock. If a non-employee director makes this election, the non-employee director may

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

also elect to defer the portion, if any, of the annual retainer payable in cash. Cash dividends on deferred shares are credited to the non-employee director’s deferred cash account on the applicable dividend payment date. The Company charges the excess of fair value over the price at which shares are issued under this plan to operations. This charge is included in marketing, administrative and development expenses and amounted to $0.1 million for both the three months ended September 30, 2006 and 2005, and $0.3 million for both the nine months ended September 30, 2006 and 2005.

A summary of the changes in shares available for the Directors Stock Plan during 2006 follows:

Changes in Directors Stock Plan shares:
Number of shares available at December 31, 2005	71,553
Shares granted and issued	(4,983)
Shares granted and deferred	(2,846)
Number of shares available at September 30, 2006	63,724
Weighted average per share market value of stock on grant date	$ 52.72

Other Common Stock Issuances

During 2004, the Company issued 50,000 shares of its common stock, par value $0.10 per share, to a non-employee under an intellectual property purchase agreement as prepaid royalties under that agreement. These shares vest ratably over a five-year period. The Company amortizes the cost associated with these shares on a straight-line basis. Amortization expense related to this issuance was $0.1 million for both the three months ended September 30, 2006 and 2005, and $0.4 million for both the nine months ended September 30, 2006 and 2005.

Stock Options

Stock option plans in which specified employees of the Cryovac packaging business participated were terminated effective March 31, 1998 in connection with the Cryovac transaction, except with respect to options that remained outstanding as of that date. All of these options had been granted at an exercise price equal to their fair market value on the date of grant. All options outstanding upon the termination of the stock option plans in 1998 had fully vested prior to December 31, 2000. Since such options were fully vested, SFAS No. 123 (revised) is not applicable. Since 1997, the Company has not issued any stock option awards and has no plans to do so in the future. At September 30, 2006, options to purchase 36,603 shares of common stock were outstanding, had a per share exercise price of $42.19, a weighted-average remaining contractual life of approximately five months, and terms expiring up to March 2007. During 2006, the holders exercised options to purchase 50,469 common shares, with an aggregate exercise price of $2.1 million. At September 30, 2006, the cumulative number of options to purchase 50,574 shares of common stock had expired.

(14)   Earnings Per Common Share

Basic and diluted earnings per common share were $0.95 and $0.82, respectively, for the three months ended September 30, 2006 compared with $0.78 and $0.68, respectively, for the three months ended

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

September 30, 2005. Basic and diluted earnings per common share were $2.35 and $2.04, respectively, for the first nine months of 2006 compared with basic and diluted earnings per common share of $2.20 and $1.92, respectively, for the first nine months of 2005.

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

The following table sets forth the calculation of the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic EPS:
Numerator
Net earnings ascribed to common shareholders—basic	$77.2	$64.2	$190.8	$182.8
Denominator
Weighted average number of common shares outstanding—basic	81.0	82.8	81.3	83.2
Basic earnings per common share	$0.95	$0.78	$ 2.35	$ 2.20
Diluted EPS:
Numerator
Net earnings ascribed to common shareholders—basic	$77.2	$64.2	$190.8	$182.8
Add: Interest on 3% convertible senior notes, net of income taxes	2.0	2.0	5.9	5.9
Net earnings ascribed to common shareholders—diluted	$79.2	$66.2	$196.7	$188.7
Denominator
Weighted average number of common shares outstanding—basic	81.0	82.8	81.3	83.2
Effect of conversion of 3% convertible senior notes	6.2	6.2	6.2	6.2
Effect of assumed issuance of asbestos settlement shares	9.0	9.0	9.0	9.0
Weighted average number of common shares outstanding—diluted	96.2	98.0	96.5	98.4
Diluted earnings per common share	$0.82	$0.68	$ 2.04	$ 1.92

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

(15)   Other Income, Net

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Interest and dividend income	$3.9	$ 2.7	$12.9	$ 7.7
Net foreign exchange transaction gains (losses)	0.4	(2.2)	(2.3)	(3.2)
Other, net	2.7	2.1	5.9	7.2
Other income, net	$7.0	$ 2.6	$16.5	$11.7

(16)   Acquisitions

On January 3, 2006, the Company acquired Nelipak Holdings B.V. for cash in the amount of $41.2 million, net of cash acquired, and assumed debt of approximately $9.6 million. The Company accounted for this acquisition under the purchase method of accounting, which resulted in a preliminary allocation of goodwill of $33.5 million. The Company allocated the purchase price to the assets acquired and liabilities assumed using estimated fair values. This allocation is subject to revisions based on the results of the final determination of estimated fair values. The Company does not expect subsequent revisions to the purchase price allocation, if any, to be material to the condensed consolidated financial statements. The Company also made another smaller acquisition in July 2006. These acquisitions were not material to the Company’s condensed consolidated financial statements.

(17)   New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires a company to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in its financial statements. Under this new standard, the Company is required to (a) recognize in its consolidated balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the Company’s fiscal year (with limited exceptions) and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. These changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations is effective for the Company as of the end of the fiscal year ending after December 15, 2008. The Company is currently evaluating the impact, if any, on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, on its consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This staff accounting bulletin provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for financial statements for fiscal years beginning after November 15, 2006. The Company is currently evaluating the impact of this staff accounting bulletin on its consolidated financial statements.

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

Introduction

Highlights for the Company’s third quarter and first nine months of 2006 compared with the corresponding 2005 periods were (dollars in millions):

	For the Third Quarter of			For the First Nine Months of
	2006	2005	% Change	2006	2005	% Change
Net Sales:
U.S.	$519.5	$502.1	3.5%	$1,529.8	$1,456.1	5.1%
As a % of total net sales	48.0%	49.2%		48.1%	48.4%
International	561.9	517.6	8.6%	1,652.6	1,553.3	6.4%
As a % of total net sales	52.0%	50.8%		51.9%	51.6%
Total net sales	$1,081.4	$1,019.7	6.1%	$3,182.4	$3,009.4	5.7%
Gross profit	$309.8	$287.8	7.6%	$900.7	$861.2	4.6%
As a % of total net sales	28.6%	28.2%		28.3%	28.6%
Marketing, administrative and development expenses	$170.1	$156.4	8.8%	$513.9	$485.2	5.9%
As a % of total net sales	15.7%	15.3%		16.1%	16.1%
Restructuring (credits) charges	$(0.1)	$0.1	N/A	$12.1	$1.3	N/A
Operating profit	$139.8	$131.3	6.5%	$374.7	$374.7	—
As a % of total net sales	12.9%	12.9%		11.8%	12.5%

Net Sales

Net sales for the third quarter of 2006 increased 6% to $1,081.4 million compared with $1,019.7 million in the third quarter of 2005. The components of the increase in net sales for the third quarter were as follows (dollars in millions):

	Food Packaging Segment		Protective Packaging Segment		Total Company
Volume—Units	1.3%	$8.5	(2.4)%	$(9.1)	(0.1)%	$(0.6)
Volume—Acquired Businesses, net of dispositions	2.9	18.1	—	—	1.8	18.1
Price/Mix	1.1	7.0	6.3	24.2	3.1	31.2
Foreign Currency Translation	1.3	8.5	1.2	4.5	1.3	13.0
Total	6.6%	$42.1	5.1%	$19.6	6.1%	$61.7

Foreign currency translation had a favorable impact on net sales of $13.0 million in the third quarter of 2006. Excluding the favorable effect of foreign currency translation, net sales would have increased 5% compared with the third quarter of 2005. The favorable foreign currency translation impact on net sales in the third quarter of 2006 was primarily due to the strengthening of foreign currencies in Europe and, to a lesser extent, the Canadian dollar and the Brazilian real against the U.S. dollar, partially offset by the weakness of foreign currencies in Asia Pacific against the U.S. dollar compared with the third quarter of 2005. For information regarding management’s evaluation of the impact of foreign currency translation, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Information,” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Net sales for the first nine months of 2006 increased 6% to $3,182.4 million compared with $3,009.4 million in the first nine months of 2005. The components of the increase in net sales for the first nine months of 2006 were as follows (dollars in millions):

	Food Packaging Segment		Protective Packaging Segment		Total Company
Volume—Units	2.5%	$45.9	0.8%	$9.6	1.8%	$55.5
Volume—Acquired Businesses, net of dispositions	2.6	47.8	0.1	0.6	1.6	48.4
Price/Mix	1.8	35.9	4.6	52.3	2.9	88.2
Foreign Currency Translation	(0.5)	(10.2)	(0.8)	(8.9)	(0.6)	(19.1)
Total	6.4%	$119.4	4.7%	$53.6	5.7%	$173.0

Foreign currency translation had an unfavorable impact on net sales of $19.1 million in the first nine months of 2006. Excluding the unfavorable effect of foreign currency translation, net sales would have increased 6% compared with the first nine months of 2005. The unfavorable foreign currency translation impact on net sales in the first nine months of 2006 was primarily due to the weakness of foreign currencies in Europe during the first six months of 2006, and, to a lesser extent, foreign currencies in Asia Pacific against the U.S. dollar, partially offset by the strengthening of the Brazilian real and the Canadian dollar against the U.S. dollar compared with the first nine months of 2005.

Net sales of the Company’s food packaging segment, which consists primarily of the Company’s Cryovac® food packaging products, constituted 63% and 62% of net sales in the third quarter and first nine months of 2006, respectively and 62% in both the third quarter and first nine months of 2005.

The Company’s protective packaging segment contributed the balance of net sales. This segment aggregates the Company’s protective packaging products and shrink packaging products, all of which are used principally for non-food packaging applications.

Food Packaging Segment Sales

Net sales for the Company’s food packaging segment for the third quarter of 2006 increased 7% to $677.6 million compared with $635.5 million in the third quarter of 2005. Continued strength in Latin America and the positive impact of the Company’s 2006 acquisitions contributed to the positive sales growth during the quarter. Excluding the $8.5 million favorable effect of foreign currency translation, net sales for the segment would have increased 5%.

Net sales for the Company’s food packaging segment for the first nine months of 2006 increased 6% to $1,984.4 million compared with $1,865.0 million in the first nine months of 2005. Strong unit volume growth in Latin America and Europe, the positive impact of the Company’s 2006 acquisitions and selling price increases in North America added to growth during the first nine months of 2006. In addition, in the second quarter of 2005, this segment’s sales benefited from favorable product price/mix of $5.6 million related to the effects of unearned customer rebates. Excluding the $10.2 million unfavorable effect of foreign currency translation, net sales for the segment would have increased 7%.

Protective Packaging Segment Sales

Net sales for the Company’s protective packaging segment for the third quarter increased 5% to $403.8 million compared with $384.2 million in the third quarter of 2005. Selling price increases particularly in North America contributed to sales growth in the quarter, although this had an adverse impact on unit volume. Excluding the $4.5 million favorable effect of foreign currency translation, net sales for the segment would have increased 4%.

Net sales for the Company’s protective packaging segment for the first nine months of 2006 increased 5% to $1,198.0 million compared with $1,144.4 million in the first nine months of 2005. The positive impact of selling price increases in North America helped drive sales growth during the first nine months of 2006. Excluding the $8.9 million unfavorable effect of foreign currency translation, net sales for the segment would have increased 6%.

Sales by Geographic Region

The components of the increase in net sales by geographic region for the third quarter of 2006 compared with the third quarter of 2005 were as follows (dollars in millions):

	U.S.		International		Total Company
Volume—Units	(2.0)%	$(9.8)	1.8%	$9.2	(0.1)%	$(0.6)
Volume—Acquired Businesses, net of dispositions	—	—	3.5	18.1	1.8	18.1
Price/Mix	5.5	27.2	0.8	4.0	3.1	31.2
Foreign Currency Translation	—	—	2.5	13.0	1.3	13.0
Total	3.5%	$17.4	8.6%	$44.3	6.1%	$61.7

Net sales from operations in the United States represented 48.0% of net sales in the third quarter of 2006 and 49.2% in the third quarter of 2005. Net sales from U.S. operations increased 4% in the third quarter of 2006 to $519.5 million compared with $502.1 million in the third quarter of 2005. Net sales from international operations increased 9% in the third quarter of 2006 to $561.9 million compared with $517.6 million for the third quarter of 2005. Excluding the $13.0 million favorable foreign currency translation effect, international net sales would have increased 6% compared with the third quarter of 2005.

The components of the increase in net sales by geographic region for the first nine months of 2006 compared with the first nine months of 2005 were as follows (dollars in millions):

	U.S.		International		Total Company
Volume—Units	0.1%	$0.9	3.5%	$54.6	1.8%	$55.5
Volume—Acquired Businesses, net of dispositions	—	0.6	3.1	47.8	1.6	48.4
Price/Mix	5.0	72.2	1.0	16.0	2.9	88.2
Foreign Currency Translation	—	—	(1.2)	(19.1)	(0.6)	(19.1)
Total	5.1%	$73.7	6.4%	$99.3	5.7%	$173.0

Net sales from operations in the United States represented 48.1% of net sales in the first nine months of 2006 and 48.4% in 2005. Net sales from U.S. operations increased 5% in the first nine months of 2006 to $1,529.8 million compared with $1,456.1 million in the first nine months of 2005. Net sales from international operations increased 6% in the first nine months of 2006 to $1,652.6 million compared with $1,553.3 million for the first nine months of 2005. Excluding the $19.1 million unfavorable foreign currency translation effect, international net sales would have increased 8% compared with the first nine months of 2005.

Costs and Margins

Gross Profit

Gross profit was $309.8 million or 28.6% of net sales in the third quarter of 2006, compared with $287.8 million or 28.2% of net sales in the third quarter of 2005. The increase in gross profit as a percentage of net sales in the third quarter of 2006 was due to the positive impact of selling price increases combined with improved operating efficiencies that helped offset higher petrochemical-based raw material and other energy-related costs.

Gross profit was $900.7 million or 28.3% of net sales in the first nine months of 2006, compared with $861.2 million or 28.6% of net sales in the first nine months of 2005. The most significant driver in the decrease in the gross profit as a percentage of net sales in the first nine months of 2006 compared with 2005 was the increase in petrochemical-based raw materials and energy-related costs such as freight and utilities. For the first nine months of 2006, some of these increased costs were offset by selling price increases.

Marketing, Administrative and Development Expenses

Marketing, administrative and development expenses were $170.1 million in the third quarter of 2006 compared with $156.4 million in the third quarter of 2005. The increase in the third quarter was due to expenses associated with the upgrade of the Company’s information technology platform of $3.2 million, absorbed expenses related to the acquisition of Nelipak Holdings B.V. in January 2006, the impact of foreign currency translation, and higher expenses to support the higher volume in net sales, partially offset by lower outside legal costs.

Marketing, administrative and development expenses were $513.9 million in the first nine months of 2006 compared with $485.2 million in the first nine months of 2005. The increase in the first nine months was due to expenses associated with the upgrade of the Company’s information technology platform of $6.6 million, absorbed expenses related to the acquisition of Nelipak Holdings B.V. in January 2006, higher research and development-related project expenses and higher expenses to support the higher volume in net sales, partially offset by a decrease due to the impact of foreign currency translation on a year to date basis and lower outside legal costs. Also, during the second quarter of 2006, the Company made a donation for educational purposes described below under the caption “Educational Donation.”  As a percentage of net sales, marketing, administrative and development expenses were 15.7% and 15.3% for the third quarters of 2006 and 2005, respectively, and 16.1% for both the first nine months of 2006 and 2005. The Company expects its marketing, administrative and development expenses for the full year of 2006 to be less than 16% of net sales.

Restructuring Charges

Global Manufacturing Strategy

The Company’s global manufacturing strategy, when implemented, will expand production in countries where demand for the Company’s products and services has been growing significantly. At the same time, the Company intends to realign manufacturing capacity in North America and Europe into centers of excellence. The goals of this multi-year program are to expand capacity in growing markets, further improve the Company’s operating efficiencies, and implement new technologies more effectively. The Company expects this program, combined with the Company’s supply chain initiative, to produce meaningful savings in future years. By taking advantage of new technologies and streamlining production on a global scale, the Company expects to continue to enhance its profitable growth and its global leadership position.

In July 2006, the Company announced the first phase of this multi-year global manufacturing strategy. The financial scope of this phase of the global manufacturing strategy is expected to be as follows:

	Expected Range	Recorded through September 30, 2006
Capital Expenditures	$130.0–150.0	$7.3
Associated Costs	90.0–100.0	13.3

The associated costs include such items as equipment relocation, facility start-up and severance. The Company expects the capital expenditures and charges for associated costs to occur between 2006 and 2008, although the actual timing of these expenditures is subject to change due to a variety of factors. The Company’s estimated savings resulting from implementing this strategy are expected to range from $55 to $65 million annually starting in 2009. A portion of these savings will be realized starting in 2007.

The components of the associated costs incurred through September 30, 2006 appear in the condensed consolidated statement of operations on the following line items:

Restructuring charges	$11.8
Cost of sales	1.5
$13.3

The Company has accrued approximately $11.8 million in severance costs in connection with this strategy. These costs will be future cash expenditures that will be incurred for one-time termination benefits for approximately 242 full-time employees.  The Company expects these benefits will be paid out before the end of the third quarter of 2007.  The Company expects to add approximately 120 full-time employees at other facilities as production is transferred. The Company reflected the $11.8 million of severance costs in its condensed consolidated statement of operations for the second quarter of 2006 in restructuring charges, and the Company’s condensed consolidated balance sheet at September 30, 2006 reflects this amount in other current liabilities. These costs relate to the Food Packaging segment.

2004 Restructuring Program

As of March 31, 2006, the Company had completed its reduction in headcount related to its 2004 restructuring program, which it announced in the fourth quarter of 2004. At December 31, 2004, the Company expected to eliminate 473 full-time positions, which was increased to 475 during 2005. These actions affected principally production workers and members of the Company’s sales force, primarily in Europe.

The components of the restructuring charges, spending and other activity through September 30, 2006 and the remaining accrual balance at September 30, 2006 were as follows:

	Employee Termination Costs	Facility Exit Costs	Total Cost
Restructuring accrual at December 31, 2005	$4.7	$0.7	$5.4
Cash payments during 2006	(3.6)	(0.2)	(3.8)
Adjustment to restructuring liability, net	(0.1)	—	(0.1)
Effect of changes in currency rates	0.1	—	0.1
Restructuring accrual at September 30, 2006	$1.1	$0.5	$1.6

The Company expects to pay $1.4 million of the remaining $1.6 million accrual balance in the twelve months ending September 30, 2007 and $0.2 million thereafter.

For the first nine months of 2006, the Company recorded an additional restructuring charge of $0.4 million which was related to the 2004 program. This amount includes an additional $0.5 million of costs related to the relocation of employees and assets from closed facilities. The Company estimates that it will realize approximately $25 to $30 million in annualized cost savings on a full year run rate basis by the end of 2006.

Operating Profit

Operating profit increased 6% in the third quarter of 2006 to $139.8 million compared with $131.3 million in the third quarter of 2005. In both the first nine months of 2006 and 2005, operating profit was $374.7 million. The changes in operating profit in the third quarter and first nine months of 2006 compared with the 2005 periods were primarily due to the reasons described in “Costs and Margins” and “Restructuring Charges” above. As a percentage of net sales, operating profit was 12.9% in both the third quarters of 2006 and 2005, and 11.8% and 12.5% in the first nine months of 2006 and 2005, respectively.

Operating profit by business segment for the 2006 and 2005 periods was as follows (dollars in millions):

	For the Third Quarter of		For the First Nine Months of
	2006	2005	2006	2005
Food Packaging Segment	$82.3	$77.6	$224.3	$236.6
Protective Packaging Segment	57.6	54.1	163.0	140.1
Total segments	139.9	131.7	387.3	376.7
Restructuring credits (charges)	0.1	(0.1)	(12.1)	(1.3)
Unallocated corporate operating expenses	(0.2)	(0.3)	(0.5)	(0.7)
Total	$139.8	$131.3	$374.7	$374.7

The food packaging segment contributed 59% of the Company’s operating profit in both the third quarters of 2006 and 2005, and 58% and 63% in the first nine months of 2006 and 2005, respectively, before taking into consideration restructuring credits and charges and unallocated corporate operating expenses. The Company’s protective packaging segment contributed the balance of operating profit.

Food Packaging Operating Profit

The food packaging segment’s operating profit for the third quarter was 12.1% of that segment’s net sales, compared with 12.2% of its net sales in 2005. Operating profit as a percentage of net sales remained essentially flat as selling price increases and productivity gains offset higher raw material and energy-related costs.

The food packaging segment’s operating profit for the first nine months of 2006 was 11.3% of that segment’s net sales, compared with 12.7% of its net sales in 2005. This decline was primarily due to higher raw material costs, particularly specialty resins, and higher energy-related costs. In addition, the second quarter of 2005 included a favorable change in product price/mix primarily due to the benefit of $5.6 million from unearned customer rebates.

Protective Packaging Operating Profit

The protective packaging segment’s operating profit for the third quarter was 14.3% of that segment’s net sales, compared with 14.1% of its net sales in 2005 and for the first nine months of 2006 was 13.6% compared with 12.2% of its net sales in 2005. The increase in the protective packaging segment’s operating profit as a percentage of net sales in both periods was due to selling price increases, primarily in North America and to a lesser extent in Europe, and improved performance in Europe based on management actions taken to improve profitability, which helped offset higher raw material and energy-related costs.

Interest Expense

Interest expense includes the effects of interest rate swaps and the amortization of capitalized senior debt issuance costs, bond discount and terminated treasury locks. These expenses were $35.5 million in the third quarter of 2006 compared with $37.7 million in the third quarter of 2005 and were $112.9 million in the first nine months of 2006 compared with $112.5 million in the first nine months of 2005.

The decrease in interest expense in the third quarter of 2006 compared with the 2005 period was primarily due to a decrease of $3.5 million due to the retirement of the Company’s 5.625% euro notes discussed below, partially offset by an increase of $1.3 million due to the impact of higher interest rates on the Company’s $300.0 million of outstanding interest rate swaps entered into to effectively convert its 5.375% senior notes due April 2008 into floating rate debt.

The increase in interest expense in the first nine months of 2006 compared with the 2005 period was primarily due to an increase of $4.1 million due to the impact of higher interest rates on the Company’s $300.0 million of outstanding interest rate swaps as noted above, partially offset by a decrease of $4.0 million due to the retirement of the Company’s 5.625% euro notes.

Other Income, Net

Other income, net, was $7.0 million in the third quarter of 2006 and $2.6 million in the third quarter of 2005. Included in these amounts are primarily interest and dividend income of $3.9 million and $2.7 million in 2006 and 2005, respectively, and net foreign exchange transaction gains of $0.4 million in 2006 compared with net foreign exchange transaction losses of $2.2 million in 2005.

Other income, net, was $16.5 million in the first nine months of 2006 and $11.7 million in the first nine months of 2005. Included in these amounts are primarily interest and dividend income of $12.9 million and $7.7 million in 2006 and 2005, respectively, and net foreign exchange transaction losses of $2.3 million and $3.2 million in 2006 and 2005, respectively.

Income Taxes

The Company’s effective income tax rate was 30.6% and 33.3% for the third quarters of 2006 and 2005, respectively, and 31.5% and 33.3% for the first nine months of 2006 and 2005, respectively. The decrease in the 2006 effective income tax rate in both periods compared with 2005 was primarily due to a shift in the mix of foreign earnings and in the third quarter was due to the adjustment of the Company’s estimated 2006 effective income tax rate to 31.5%. The Company expects its full year 2006 effective income tax rate to be 31.5%.

For the third quarters and first nine months of 2006 and 2005, the effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the lower net effective income tax rate on foreign earnings, partially offset by the effect of state income taxes.

Net Earnings

As a result of the factors noted above, net earnings were $77.2 million in the third quarter of 2006 compared with $64.2 million in the third quarter of 2005 and $190.8 million in the first nine months of 2006 compared with $182.8 million in the first nine months of 2005.

Basic and diluted earnings per common share were $0.95 and $0.82, respectively, for the third quarter of 2006 compared with basic and diluted earnings per common share of $0.78 and $0.68, respectively, for the third quarter of 2005. Basic and diluted earnings per common share were $2.35 and $2.04, respectively, for the first nine months of 2006 compared with basic and diluted earnings per common share of $2.20 and $1.92, respectively, for the first nine months of 2005.

In calculating diluted earnings per common share, the Company’s calculation of the weighted average number of common shares for the third quarters and first nine months of 2006 and 2005 provides for the conversion of the Company’s 3% convertible senior notes due June 2033, the assumed issuance of nine million shares of common stock reserved for the Company’s previously announced asbestos settlement and the exercise of dilutive stock options, net of assumed treasury stock repurchases. See Note 14, “Earnings Per Common Share,” of the Condensed Consolidated Financial Statements.

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

•       an analysis of the Company’s historical cash flows for the first nine months of 2006;

•       an updated description of the Company’s derivative financial instruments; and

•       a description of the changes in the Company’s shareholders’ equity for the first nine months of 2006.

Material Commitments and Contingencies

Asbestos Settlement and Related Costs

The Company recorded a charge of $850.1 million in the fourth quarter of 2002, of which $512.5 million covers a cash payment that the Company is required to make upon the effectiveness of a plan of reorganization in the bankruptcy of W. R. Grace & Co. The Company did not use cash in any period with respect to this liability, and the Company cannot predict when it will be required to make this payment. The Company currently expects to fund this payment by using a combination of accumulated cash and future cash flows from operations and funds available under its $500.0 million senior unsecured multi-currency credit facility or its accounts receivable securitization program, both described below, or a combination of these alternatives. The cash payment of $512.5 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. The Company has recorded this accrued interest in other current liabilities in its condensed consolidated balance sheets, and these amounts were $115.2 million and $90.3 million at September 30, 2006 and December 31, 2005, respectively.

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

Cash Dividend

The Company used cash of $36.5 million during the first nine months of 2006 to pay quarterly cash dividends of $0.15 per common share on March 17, June 16 and September 15, 2006. The payment of these dividends was reflected as a reduction to retained earnings in the Company’s condensed consolidated balance sheet.

Principal Sources of Liquidity

The Company’s principal sources of liquidity are accumulated cash and short-term investments, cash flows from operations and amounts available under its existing lines of credit described below, including the credit facility and the ANZ facility, and its accounts receivable securitization program.

Accumulated Cash and Cash Equivalents and Short-Term Investments

As of September 30, 2006 and December 31, 2005, the Company had cash and cash equivalents of $227.2 million and $455.8 million, respectively, and short-term investments of $84.7 million and $44.1 million, respectively. On July 19, 2006, the Company used available cash of $251.7 million to retire its 5.625% euro notes at maturity as described below. The Company’s short-term investments consist of auction rate securities, all of which are classified as available-for-sale securities.  See Note 3, “Short Term Investments—Available-for-Sale Securities,” to the Company’s Condensed Consolidated Financial Statements, which describes these short-term investments.

Cash Flows from Operations

The Company expects that it will continue to generate significant cash flows from operations. See “Analysis of Historical Cash Flows” below.

Lines of Credit

Revolving Credit Facilities

The Credit Facility—The Company has not borrowed under its $500.0 million unsecured multi-currency revolving credit facility since its inception in July 2005. This facility contains a provision under which the Company may request, prior to each of the first and second anniversaries of the facility, a one-year extension of the termination of the facility. The Company requested an extension effective on the first anniversary, July 26, 2006, and lenders with commitments for $457.0 million under the facility consented to the extension. Accordingly, on July 26, 2006 this extension became effective, as a result of which $43.0 million of the facility will terminate on July 26, 2010 and $457.0 million of the facility will terminate on July 26, 2011.

ANZ Facility—The Company has an Australian dollar 170.0 million, dual-currency revolving credit facility, known as the ANZ facility, equivalent to U.S. $128.0 million at September 30, 2006. The Company borrowed under the ANZ facility during the second quarter of 2006, but it repaid those amounts in full and did not borrow further under the ANZ facility during the third quarter of 2006. There were no amounts outstanding under this facility at September 30, 2006 or at December 31, 2005.

Other Lines of Credit

The following table summarizes the Company’s available lines of credit and committed and uncommitted lines of credit, including the credit lines discussed above, at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Used lines of credit	$25.8	$27.2
Unused lines of credit	806.4	797.6
Total available lines of credit	$832.2	$824.8
Available lines of credit—committed	$628.0	$624.7
Available lines of credit—uncommitted	204.2	200.1
Total available lines of credit	$832.2	$824.8

The Company’s principal credit lines were all committed and consisted of the credit facility and the ANZ facility. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

Accounts Receivable Securitization Program

The Company’s $125.0 million receivables program has an expiration date of December 7, 2007. The receivables program contains financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these covenants at September 30, 2006.

The operating subsidiaries did not sell any receivables interests under the receivables program during 2006, and therefore the Company did not remove any related amounts from the consolidated assets reflected on the Company’s condensed consolidated balance sheet at September 30, 2006.

See Note 4, “Accounts Receivable Securitization Program,” of the Notes to the Condensed Consolidated Financial Statements for additional information concerning this program.

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

Outstanding Indebtedness

At September 30, 2006 and December 31, 2005, the Company’s total debt outstanding consisted of the amounts set forth on the following table (dollars in millions):

	September 30, 2006	December 31, 2005
Short-term borrowings and current portion of long-term debt:
Short-term borrowings	$15.8	$21.8
Current portion of long-term debt	3.7	241.4
Total current debt	19.5	263.2
Long-term debt, less current portion:
6.95% Senior Notes due May 2009, less unamortized discount of $0.5 in 2006 and $0.7 in 2005(1)	226.8	226.6
5.375% Senior Notes due April 2008, less unamortized discount and fair value adjustment of $10.7 in 2006 and $13.3 in 2005(1)(2)	289.3	286.7
5.625% Senior Notes due July 2013, less unamortized discount of $1.0 in 2006 and $1.1 in 2005(1)	399.0	398.9
6.875% Senior Notes due July 2033, less unamortized discount of $1.6 in 2006 and in 2005(1)	448.4	448.4
3% Convertible Senior Notes due June 2033(1)	431.3	431.3
Other	29.7	21.1
Total long-term debt, less current portion	1,824.5	1,813.0
Total debt	$1,844.0	$2,076.2

(1)          Interest is payable semiannually in arrears.

(2)          Amounts include adjustments due to interest rate swaps. See Note 8, “Derivatives and Hedging Activities,” of the Notes to the Company’s Condensed Consolidated Financial Statements.

5.625% Euro Notes

On July 19, 2006, the Company’s 5.625% euro notes with a face value of €200.0 million matured. The Company used available cash of $251.7 million to retire this debt. Interest on the 5.625% euro notes was payable annually in arrears, with the final payment of $14.2 million made upon maturity of the euro notes.

Covenants

Each issue of the Company’s outstanding senior notes imposes limitations on the Company’s operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. The credit facility contains financial covenants relating to interest coverage, debt leverage and minimum liquidity and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the asbestos settlement agreement discussed above. The ANZ facility contains financial covenants relating to debt leverage, interest coverage and tangible net worth and restrictions on the creation of liens, the incurrence of additional indebtedness and asset sales, in each case relating to the Australian and New Zealand subsidiaries of the Company that are borrowers under the facility. The Company was in compliance with the above financial covenants and limitations, as applicable, at September 30, 2006.

Analysis of Historical Cash Flows

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $287.2 million for the first nine months of 2006 and $235.7 million for the first nine months of 2005. The increase in cash provided from operating activities was primarily due to various factors:

•       an increase in cash generated from accounts receivable in 2006 compared with 2005 due to an increase in cash collections in the 2006 period, including an increase in cash received from vendor rebates receivable;

•       an increase in accrued liabilities in 2006 due to the recording of $11.8 million of restructuring charges related to the global manufacturing strategy, partially offset by $3.8 million in cash payments in 2006 related to the 2004 restructuring program. Cash payments related to the 2004 restructuring program made in 2005 were $14.8 million; and

•       a decrease in cash used in 2006 for payroll related costs compared with the 2005 period;

partially offset by:

•       an increase in cash used for inventory in the 2006 period due to higher resin costs which impacted all categories of inventory as well as higher raw material quantities in the 2006 period. Raw material inventory quantities were lower in the 2005 period in part due to the storm-related depletion of the Company’s resin supplies.

Net Cash Used In Investing Activities

Net cash used in investing activities amounted to $188.4 million for the first nine months of 2006 compared with $47.3 million for the first nine months of 2005. The increase in cash used for investing activities was due to the following:

•       $41.2 million of cash used in 2006 for the previously announced acquisition of Nelipak Holdings B.V. on January 3, 2006;

•       an increase of $43.9 million in capital expenditures. Capital expenditures were $110.5 million in 2006 compared with $66.6 million in 2005; and

•       net purchases of available-for-sale securities in 2006 compared with net cash proceeds in 2005 from available-for-sale securities. The net cash used in 2006 was $40.6 million compared with net cash proceeds of $17.1 million in 2005.

The Company expects to continue to invest capital as it deems appropriate to expand its business, to replace depreciating property, plant and equipment, to acquire new manufacturing technology and to improve productivity. Taking into account the implementation of the first phase of the Company’s global manufacturing strategy, the Company expects that total capital expenditures in 2006 will be at the high end of the range of $125 to $150 million and expects capital expenditures in 2007 to range between $150 and $175 million. This projection is based upon the Company’s capital expenditure budget for 2006, the status of approved but not yet completed capital projects, anticipated future projects including the implementation of the first phase of the Company’s global manufacturing strategy and historic spending trends.

Net Cash Used In Financing Activities

Net cash used in financing activities amounted to $342.6 million for the first nine months of 2006 compared with $78.5 million for the first nine months of 2005. The increase in cash used in financing activities was primarily due to the following:

•       $251.7 million of cash used to retire the 5.625% euro notes on July 19, 2006; and

•       $36.5 million of cash used in 2006 to pay dividends on the Company’s common stock;

partially offset by:

•       a decrease in cash used in 2006 for the repurchase of shares of the Company’s common stock, as discussed in “Repurchases of Capital Stock” below. Cash used in 2006 was $49.7 million compared with $75.4 million of cash used in 2005.

Repurchases of Capital Stock

During the first nine months of 2006, the Company repurchased 1,001,200 shares of its common stock, par value $0.10 per share, in open market purchases at a cost of $49.7 million. The average price per share of these common stock repurchases in the first nine months of 2006 was $49.64.

During the first nine months of 2005, the Company repurchased 1,558,500 shares of its common stock, par value $0.10 per share, in open market purchases at a cost of $75.4 million. The average price per share of these common stock repurchases in the first nine months of 2005 was $48.39.

The share repurchases described above were made under a program previously adopted by the Company’s Board of Directors. The share repurchase program authorized the repurchase of up to 16,977,147 shares of common stock, which included the Series A convertible preferred stock on an as-converted basis prior to its redemption. As of September 30, 2006, the Company had repurchased 15,328,571 shares of common stock and preferred stock on an as-converted basis, and the remaining repurchase authorization covered 1,648,576 shares of common stock. The Company may from time to time continue to repurchase its common stock.

Changes in Working Capital

At September 30, 2006, working capital (current assets less current liabilities) was $261.7 million compared with $161.9 million at December 31, 2005. The $99.8 million increase in the Company’s working capital during the first nine months of 2006 resulted primarily from the following changes:

•       an increase of $61.5 million in inventory which includes $8.2 million from the effects of foreign currency. The balance of the increase was primarily due to the activities of the food packaging segment, which, based on its manufacturing scheduling program, typically builds inventory in the first nine months of the year.  In addition, a portion of the increase was due to the Company’s global manufacturing strategy.  As an integral part of that strategy, the Company intends to realign manufacturing capacity in North America and Europe into centers of excellence, and expand capacity in growing markets.  During this realignment and expansion, the Company will need to selectively increase inventories of designated products at chosen locations to assure sufficient and timely supplies to its customers;

•       an increase of $25.1 million in notes and accounts receivable which includes $17.4 million from the effects of foreign currency. The balance of the increase was primarily due to higher net trade sales during the first nine months of 2006, partially offset by a decrease of $13.1 million in vendor rebates receivable;

•       a decrease of $251.7 million in the current portion of long-term debt due to the retirement of the 5.625% euro notes in July 2006; and

•       a decrease in accrued customer volume rebates of $7.7 million due to the timing of payments, which is partially offset by accruals for the current year;

partially offset by:

•       a decrease of $188.0 million in cash and cash equivalents and short-term investments; due to $251.7 million of cash used to retire the Company’s 5.625% euro notes as noted above, $36.5 million of cash used in 2006 to pay dividends on the Company’s common stock, $41.2 million of cash used in 2006 for the previously announced acquisition of Nelipak Holdings B.V. on January 3, 2006, and $49.7 million in cash used to repurchase the Company’s common stock discussed above, partially offset by cash flow generated from operations;

•       an increase of $26.6 million in accounts payable, which includes $6.2 million from the effects of foreign currency. The balance of the increase was primarily due to the increased levels of inventory;

•       an increase of $18.8 million in accrued interest primarily due to an additional $24.9 million of accrued interest during 2006 related to the Company’s liability under the asbestos settlement agreement, partially offset by a decrease of $6.7 million due to the retirement of the Company’s 5.625% euro notes in July 2006; and

•       an increase in other accrued liabilities due to the recording of $11.8 million of current restructuring charges related to the global manufacturing strategy, partially offset by $3.8 million in cash payments during 2006 related to the 2004 restructuring program.

Current and Quick Ratios

The ratio of current assets to current liabilities, known as the current ratio, was 1.2 at September 30, 2006 and 1.1 at December 31, 2005. The ratio of current assets less inventory to current liabilities, known as the quick ratio, was 0.8 at September 30, 2006 and at December 31, 2005.

Derivative Financial Instruments

Interest Rate Swaps

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 8, “Derivatives and Hedging Activities,” of the Notes to the Company’s Condensed Consolidated Financial Statements under the caption “Interest Rate Swaps” is incorporated herein by reference.

Foreign Currency Forward Contracts

At September 30, 2006, the Company was party to foreign currency forward contracts, which did not have a significant impact on the Company’s liquidity.

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 8, “Derivatives and Hedging Activities” of the Notes to the Company’s Condensed Consolidated Financial Statements under the caption “Foreign Currency Forward Contracts” is incorporated herein by reference.

For further discussion about these contracts and other financial instruments, see Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Shareholders’ Equity

The Company’s shareholders’ equity was $1,550.9 million at September 30, 2006 and $1,392.1 million at December 31, 2005.

Shareholders’ equity increased in the first nine months of 2006 primarily due to the following:

•       net earnings of $190.8 million; and

•       a decrease in foreign currency translation adjustment of $44.2 million;

partially offset by:

•       repurchases of the Company’s common stock, at a cost of $49.7 million; and

•       dividends paid on common stock of $36.5 million.

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

Critical Accounting Policies and Estimates

For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

At September 30, 2006, the Company had no collars or options outstanding.

At September 30, 2006 and December 31, 2005, the carrying value of the Company’s total debt, which includes the impact of outstanding interest rate swaps, was $1,844.0 million and $2,076.2 million, respectively. The Company’s fixed rate debt at September 30, 2006 and December 31, 2005, including the impact of interest rate swaps, was $1,528.8 million and $1,767.7 million, respectively. The fair value of the Company’s fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s total debt, including the impact of outstanding interest rate swaps, was $1,864.1 million at September 30, 2006 compared with $2,135.7 million at December 31, 2005. A hypothetical 10% decrease in interest rates would result in an increase in the fair value of the total debt balance at September 30, 2006 of $83.7 million. These changes in the fair value of the Company’s fixed rate debt do not alter the Company’s obligations to repay the outstanding principal amount of such debt.

Foreign Exchange Rates

The Company uses foreign currency forward contracts to fix the amount payable on transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at September 30, 2006 would have caused the Company to pay approximately $22.1 million to terminate these contracts.

The Company’s foreign currency forward contracts are described in Note 8, “Derivatives and Hedging Activities,” of the Notes to the Company’s Condensed Consolidated Financial Statements, which is contained in Part I, Item 1 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Derivative Financial Instruments—Foreign Currency Forward Contracts” contained in Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 12, “Commitments and Contingencies,” of the Notes to the Company’s Condensed Consolidated Financial Statements under the captions “Asbestos Settlement and Related Costs,” “Cryovac Transaction; Contingencies Related to the Cryovac Transaction,” and “Compliance Matters” is incorporated herein by reference. See also Part I, Item 3, “Legal Proceedings,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and Part II, Item 1, “Legal Proceedings,” of the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006.

Item 1A. Risk Factors.

See Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and Part II, Item 1A, “Risk Factors,” of the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the Company’s 2005 Form 10-K and its Forms 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006. Except as required by the federal securities laws, the Company undertakes no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

Raw Materials and Energy

Raw material pricing, availability and allocation by suppliers as well as other energy-related costs may negatively impact the Company’s results of operations, including its profit margins.

Since the filing of the Company’s Forms 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006, inflationary concerns have continued as oil futures settled at a new record high before falling toward the end of the quarterly period ended September 30, 2006. Increases in the price of oil and natural gas could lead to increased prices for the Company’s raw materials and energy requirements, which could reduce profit margins and have a material adverse effect on the Company’s financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)   Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of the Company’s common stock, par value $0.10 per share, that the Company repurchased in each month of the quarter ended September 30, 2006, the average price paid per share and the maximum number of shares that may yet be purchased under the Company’s publicly announced plans or programs.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance as of June 30, 2006				2,521,976
July 1, 2006 through July 31, 2006	397,129	$48.39	393,300	2,128,676
August 1, 2006 through August 31, 2006	433,550	$49.60	429,300	1,699,376
September 1, 2006 through September 30, 2006	54,600	$52.96	50,800	1,648,576
Total	885,279	$49.25	873,400	1,648,576

(1)         The Company purchased all shares during the quarter ended September 30, 2006 pursuant to its publicly announced program (described below and under the caption “Repurchases of Capital Stock,” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Part I, Item 2 of this Quarterly Report on Form 10-Q), except for (a) shares withheld from awards under the Company’s 1998 contingent stock plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having the Company withhold shares from an award under that plan (b) shares repurchased pursuant to the repurchase option provision of its 1998 contingent stock plan, and (c) shares reacquired pursuant to the forfeiture provision of its 2005 contingent stock plan. (See table below.)  The price calculations in column (b) in the table above only include shares purchased as part of its publicly announced program and do not include commissions. For shares withheld for tax withholding obligations or other legally required charges, the Company withholds shares at a price equal to their fair market value. In accordance with the repurchase option provision of its 1998 contingent stock plan, the Company repurchased shares at the issue price of the shares, which was $1.00 per share. There is no similar purchase price for the shares reacquired by the Company pursuant to the relevant provisions of the 2005 contingent stock plan as those shares are simply forfeited.

Period	(a) Shares withheld for tax obligations and charges	(b) Average withholding price for shares in column “a”	(c) Repurchases under 1998 Contingent Stock Plan	(d) Forfeitures under 2005 Contingent Stock Plan	(e) Total
July 1, 2006 through July 31, 2006	2,329	$49.66	—	1,500	3,829
August 1, 2006 through August 31, 2006	—	—	4,250	—	4,250
September 1, 2006 through September 30, 2006	—	—	3,800	—	3,800
Total	2,329	$49.66	8,050	1,500	11,879

(2)         On June 29, 1998, the Company announced that its Board of Directors had authorized the purchase of up to five percent of the Company’s then issued and outstanding capital stock on an as-converted basis. On April 14, 2000, the Company announced that its Board of Directors had authorized the purchase of up to an additional five percent of the Company’s issued and outstanding capital stock as of June 30, 2000 on an as-converted basis. On November 3, 2000, the Company announced that its Board of Directors had authorized the purchase of up to an additional five percent of the Company’s issued and outstanding capital stock as of October 31, 2000 on an as-converted basis. At the time of these authorizations, the Company’s capital stock comprised its common stock and its Series A convertible preferred stock. Prior to its redemption in July 2003, each share of the Company’s Series A convertible preferred stock was convertible into 0.885 shares of the Company’s common stock. These authorizations compose a single program, which has no set expiration date. As of the close of business on September 30, 2006, 16,977,147 shares of the Company’s common stock were authorized to be repurchased under this program, 15,328,571 shares had been repurchased (including preferred shares on an as-converted basis), leaving 1,648,576 shares of common stock authorized for repurchase under the program.

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

10.2	Effectiveness Notice, dated July 26, 2006, advising lenders of approval of extension of termination date of the Company’s Revolving Credit Facility, dated as of July 26, 2005.
31.1	Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated November 2, 2006.
31.2	Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated November 2, 2006.
32	Certification of William V. Hickey, Chief Executive Officer of the Company, and David H. Kelsey, Chief Financial Officer of the Company, pursuant to 18 U.S.C. §1350, dated November 2, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEALED AIR CORPORATION (Registrant)

Date: November 2, 2006	By:	/s/ JEFFREY S. WARREN
Jeffrey S. Warren
Controller
(Duly Authorized Executive Officer
and Chief Accounting Officer)