Form 10-K
period 2006-12-31
SEALED AIR CORP/DE
filed 2007-03-01
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-12139

SEALED AIR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0654331
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

200 Riverfront Boulevard, Elmwood Park, New Jersey	07407-1033
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including Area Code: (201) 791-7600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.10 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4,166,000,000, based on the closing sale price as reported on the New York Stock Exchange.

There were 80,672,810 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of January 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SEALED AIR CORPORATION AND SUBSIDIARIES

Exhibit 21	Subsidiaries of the Company
Exhibit 23	Consent of Independent Registered Public Accounting Firm (not included in printed version, but available upon request)
Exhibit 31.1	Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated February 28, 2007.
Exhibit 31.2	Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated February 28, 2007.
Exhibit 32	Certification of William V. Hickey, Chief Executive Officer of the Company, and David H. Kelsey, Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350, dated February 28, 2007.

PART I

Item 1.                        Business

Sealed Air Corporation (the “Company”), operating through its subsidiaries, manufactures and sells a wide range of food and protective packaging products.

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

Segments

The Company operates in two reportable business segments: (i) Food Packaging and (ii) Protective Packaging, described more fully below. Information concerning the Company’s reportable segments, including net sales, operating profit and assets, appears in Note 3 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Food Packaging Products

The Company’s principal food packaging products are flexible materials, associated packaging equipment systems, rigid containers and absorbent pads. These products package a broad range of perishable foods and are marketed globally. The Company primarily sells the products in this segment to food processors, distributors, supermarket retailers and food service businesses.

Flexible Materials and Related Systems

The Company produces a variety of high-performance proprietary flexible vacuum shrink products, including shrink bags and shrink films, as well as non-shrink structures and associated packaging equipment systems, marketed and sold primarily under the Cryovac® trademark. Customers use these products to package a broad range of perishable foods such as fresh meat and poultry, smoked and processed meat, cheese, produce, seafood, baked goods, and processed and prepared foods such as soups, stews, condiments and sauces for restaurants and institutions.

The Company’s principal food packaging materials offerings are shrink bags, shrink films and non-shrink structures. The bags and films are co-extruded, multi-layered materials that, when exposed to heat, mold themselves to the shape of the product. The non-shrink structures are multi-layered plastic materials used to package perishable foods and shelf-stable products such as syrups and toppings. The Company’s flexible materials start with a co-extruded film produced by combining two or more resins into a multi-layered film. Some of these films are subsequently laminated to other films to provide additional properties. The Company generally produces films and bags in barrier and permeable forms, depending on the extent to which customers want oxygen or other gases to pass through the material. For fresh-cut produce, the Company produces films that permit gases to pass through at various rates, matching the varying respiration rates of different vegetables, thereby extending shelf life. For the heat-and-serve category, the Company offers its Simple Steps™ package, which is an easy-open microwavable package designed with Cryovac® vacuum skin packaging technology and a unique self-venting feature. The Company’s Darfresh® product offerings provide vacuum skin packaging for a variety of foods. The Company also offers films, tubing and connectors for use in manufacturing bags and pouches for a wide variety of medical applications. Additionally, the Company thermoforms packaging materials for medical and technical products. Many of the Company’s offerings in the medical field are manufactured using technology comparable to that used to manufacture the Company’s food packaging products and are similar in form to those products.

The Company’s principal food packaging equipment offerings are rotary chamber vacuum systems, vertical form-fill-seal pouch packaging systems, dispensing equipment, manual and automated loading units, shrink tunnels, bagging systems and auxiliary equipment. Equipment offerings may be installed to package foods in shrink, vacuum or vacuum skin packages, which can utilize the Company’s films and bags. The vertical pouch-packaging units may be used to package hot-fill or cold-fill pumpable foods using the Company’s non-shrink structures. The Company’s case ready packaging customers, principally meat and poultry processors, purchase trays and pads as discussed below, specially designed films, and packaging equipment to package consumer cuts of meat and poultry products at a central location prior to shipment to the supermarket. Case ready packages are ready for the meat case upon arrival at the retail store.

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

Protective Packaging Products

The Company’s principal protective packaging products provide cushioning, surface protection and void fill. The Company sells its protective packaging products and systems to distributors and manufacturers in a wide variety of industries. The products in this segment enable end users to provide a high degree of protection in packaging their items. They also aid product display and merchandising.

Cushioning and Surface Protection Products

The Company manufactures and markets Bubble Wrap® and AirCap® air cellular packaging materials, which consist of air encapsulated between two layers of plastic film, each containing a barrier layer to retard air loss. This material forms a pneumatic cushion to protect products from damage through shock or vibration during shipment. Also, the Company sells performance shrink films under the Cryovac®, Opti® and CorTuff® trademarks for product display and merchandising applications. Customers use these films to “shrink-wrap” a wide assortment of industrial and consumer products. The Company offers Shanklin® and Opti® shrink packaging systems for these applications. The Company’s Instapak® polyurethane foam packaging systems (which consist of proprietary blends of polyurethane chemicals, high performance polyolefin films and specially designed dispensing equipment) provide protective packaging for a wide variety of products. These products include the Instapak® Continuous Foam Tube packaging system. The Company generally sells CelluPlank® plank foams and Stratocell® laminated polyethylene foams to fabricators and converters for packaging and non-packaging applications. The Company also manufactures thin polyethylene foams in roll and sheet form under the trademarks Cell-Aire® and Cellu-Cushion®. Korrvu® packaging is the Company’s suspension and retention packaging offering. In addition, the Company makes insulation products with foil-laminated air cellular materials.

The Company manufactures and markets Jiffy® protective mailers and other durable mailers and bags in several standard sizes. The Company’s principal protective mailers are lightweight, tear-resistant mailers marketed under various trademarks, including Jiffylite®, Mail Lite® and TuffGard®, lined with air cellular cushioning material, as well as the widely used Jiffy® padded mailers made from recycled kraft paper padded with macerated recycled newspaper. The Company’s durable mailers and bags, composed of multi-layered polyolefin film, are lightweight, water-resistant and puncture-resistant and are available in tamper-evident varieties. The Company markets these mailers and bags under the ShurTuff®, Trigon®, Lab Pak®, and Keepsafe® trademarks and other brands. The Company also manufactures and sells paper packaging products under the trademarks Kushion Kraft®, Custom Wrap™, Jiffy Packaging™ and Void Kraft™.

The Company also offers inflatable packaging systems. Its Fill-Air® inflatable packaging system converts rolls of polyethylene film into continuous perforated chains of air-filled cushions. The Company’s Fill-Air® RF system consists of a compact, portable inflator and self-sealing inflatable plastic bags. In addition, its NEWAIR I.B.™ 200 and high speed 600 packaging systems provide on-site, on-demand Barrier Bubble® cushioning material. The Company also markets its PriorityPak™ system, a high-speed product containment and protective packaging solution with advance sensor technology, to mail-order and Internet fulfillment applications. The Company produces and markets converting systems that convert some of the Company’s packaging materials, such as air cellular cushioning materials, thin polyethylene foam and paper into sheets of a pre-selected size and quantity, or in the case of the Company’s recycled kraft paper, into paper dunnage material. Recently the Company introduced its FillTeck™ line of equipment and materials and markets this product for applications requiring on-site production of high performance air-filled quilted cushioning material.

Other Products

The Company manufactures and sells a number of other products, such as specialty adhesive tapes, solar collectors and covers for swimming pools, and products related to the elimination and neutralization of static electricity. The Company also manufactures loose-fill polystyrene packaging.

Foreign Operations

The Company operates in the United States and in 50 other countries, and its products are distributed in those countries as well as in other parts of the world. In maintaining its foreign operations, the Company faces risks inherent in these operations, such as those of currency fluctuations. Information on currency exchange risk appears in Part II, Item 7A of this Annual Report on Form 10-K, which information is incorporated herein by reference. Financial information about geographic areas setting forth net sales and total long-lived assets for each of the years in the three-year period ended December 31, 2006 appears in Note 3 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference. The Company maintains programs to comply with the various laws, rules and regulations that it may be subject to in the many countries in which it operates. See “Environmental Matters,” below.

Marketing, Distribution and Customers

The Company’s global sales and marketing staff numbers approximately 2,500 employees, who sell and market the Company’s products to and through a large number of distributors, fabricators and converters, as well as directly to end users such as food processors, food service businesses, and manufacturers.

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

The Company has no material long-term contracts for the distribution of its products. In 2006, no customer or affiliated group of customers accounted for 10% or more of the Company’s consolidated net sales.

Although net sales of both food packaging products and protective packaging products tend to be slightly higher in the fourth quarter, the Company does not consider seasonality to be material to its consolidated business or to either reportable business segment.

Competition

Competition for most of the Company’s packaging products is based primarily on packaging performance characteristics, service and price. Since competition is also based upon innovations in packaging technology, the Company maintains ongoing research and development programs to enable it to maintain technological leadership. There are other companies producing competing products that are well established.

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

The Company’s protective packaging products compete with similar products made by other manufacturers and with a number of other packaging materials that customers use to provide protection against damage to their products during shipment and storage. Among the competitive materials are various forms of paper packaging products, expanded plastics, corrugated die cuts, loose fill packaging materials, strapping, envelopes, reinforced bags, boxes and other containers, and various corrugated materials. The Company’s Instapak® packaging and its plank and laminated foam products also compete with various types of molded foam plastics, fabricated foam plastics, mechanical shock mounts, and wood blocking and bracing systems. The Company believes that it is one of the leading suppliers of air cellular cushioning materials containing a barrier layer, inflatable packaging, shrink films for industrial and commercial applications, protective mailers, polyethylene foam and polyurethane foam packaging systems in the principal geographic areas in which it sells these products.

Raw Materials

The principal raw materials used in both of the Company’s reportable business segments are polyolefin and other petrochemical-based resins and films, and paper and wood pulp products. The Company also purchases corrugated materials, cores for rolls of products such as films and Bubble Wrap® cushioning, inks for printed materials, and blowing agents used in the expansion of foam packaging products. In addition, the Company offers a wide variety of specialized packaging equipment, some of which it manufactures or has manufactured to its specifications, some of which it assembles and some of which it purchases from other suppliers.

The raw materials for the Company’s products generally have been readily available on the open market and in most cases are available from several suppliers. Natural disasters such as hurricanes, as well as political instability and terrorist activities, may negatively impact the production or delivery capabilities of refineries and natural gas and petrochemical suppliers in the future. These factors could lead to increased prices for the Company’s raw materials, curtailment of supplies and allocation of raw materials by the Company’s suppliers. Some materials used in the Company’s protective packaging products are sourced from materials recycled in the Company’s manufacturing operations or obtained through participation in recycling programs.

Research and Development Activities

The Company maintains a continuing effort to develop new products and to improve its existing products and processes, including developing new packaging and non-packaging applications for its products. From time to time, the Company also acquires and commercializes new packaging designs or techniques developed by others. The Company has joint research and development projects combining the technical capabilities of its food packaging operations and its protective packaging operations. The Company spent $78.2 million for Company-sponsored research and development in 2006, compared with $75.8 million during 2005, and $73.2 million during 2004.

Patents and Trademarks

The Company is the owner or licensee of a number of United States and foreign patents, patent applications, trademarks and trademark registrations that relate to many of its products, manufacturing processes and equipment. The Company believes that its patents and trademarks collectively provide a competitive advantage. Neither of the Company’s reportable segments is dependent upon any single patent or trademark alone. Rather, the Company believes that its success depends primarily on its marketing, engineering and manufacturing skills and on its ongoing research and development efforts. The Company believes that the expiration or unenforceability of any of its patents, applications, licenses or trademark registrations would not be material to the Company’s business or financial position.

Environmental Matters

As a manufacturer, the Company is subject to various laws, rules and regulations in the countries, jurisdictions and localities in which it operates covering the release of materials into the environment, regarding standards for the treatment, storage and disposal of solid and hazardous wastes or otherwise relating to the protection of the environment. In 2006, the European Parliament approved a major expansion of the European Union’s chemical regulations. The legislation is known as REACH or Registration, Evaluation and Authorization of Chemicals. REACH, which becomes effective in June 2007, is expected to have a widespread impact on industries and products worldwide through trade in and with the European Union. The Company is working with its suppliers to manage the impact of REACH on its operations and to insure compliance with its provisions. The Company reviews environmental laws and regulations pertaining to its operations and believes that compliance with current environmental laws and regulations has not had a material effect on the Company’s capital expenditures or financial position.

In some jurisdictions in which the Company’s packaging products are sold or used, laws and regulations have been adopted or proposed that seek to regulate, among other things, recycled or reprocessed content and sale or disposal of packaging materials. In addition, customer demand continues to evolve for packaging materials that are viewed as being “environmentally sound” or that minimize the generation of solid waste. The Company maintains programs designed to comply with these laws and regulations, to monitor their evolution, and to meet this customer demand. These issues can be a competitive advantage for the Company given the inherent source reduction benefits of many of its processes and products. One advantage inherent in many of the Company’s products is that thin, lightweight packaging solutions reduce customer waste and transportation costs in comparison to available alternatives. The Company continues to evaluate and implement new technologies in this area as they become available.

The Company also supports its customers’ interests in eliminating waste by offering or participating in collection programs for some of the Company’s products or product packaging and for materials used in some of the Company’s products. When possible, materials collected through these programs are reprocessed and either reused in the Company’s protective packaging operations or offered to other manufacturers for use in other products. In addition, recent gains made in internal recycling programs have allowed the Company to improve its net raw material yield, thus mitigating the impact of rising resin costs, while lowering solid waste disposal costs.

Employees

As of December 31, 2006, the Company had approximately 17,400 employees worldwide. Approximately 7,300 of those employees were in the U.S., with approximately 600 of those covered by collective bargaining agreements. Of the approximately 10,100 Company employees who were outside the U.S., approximately 6,000 were covered by collective bargaining agreements. Outside of the U.S., many of the covered employees are represented by works councils or industrial boards, as is customary in the jurisdictions in which they are employed. The Company believes that its employee relations are satisfactory.

Available Information

The Company’s Internet address is www.sealedair.com. The Company makes available, free of charge, on or through its web site at www.sealedair.com, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, known as the Exchange Act, as soon as reasonably practicable after the Company electronically files these materials with, or furnishes them to, the Securities and Exchange Commission.

Item 1A.                Risk Factors

Introduction

Investors should carefully consider the risks described below before making an investment decision. These are the most significant factors that make investing in the Company risky; however, they are not the only factors that should be considered in making an investment decision.

This Annual Report on Form 10-K also contains and may incorporate by reference from the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders, or from exhibits, forward-looking statements that involve risks and uncertainties. See the “Cautionary Statement Regarding Forward-Looking Statements” below. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risks faced by the Company described below and elsewhere in this Annual Report on Form 10-K or in documents incorporated by reference in this report.

The Company’s business, financial condition or results of operations could be materially adversely affected by any of these risks. The trading price of the Company’s securities could decline due to any of these risks, and investors in the Company’s securities may lose all or part of their investment.

Asbestos Litigation and Related Litigation

If the settlement of the asbestos claims that the Company has agreed to is not implemented, the Company will not be released from the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against it arising from a 1998 transaction with W. R. Grace & Co. Further, the Company is a defendant in a lawsuit seeking class action status concerning the Company’s public disclosures regarding these asbestos-related claims. The Company is also a defendant in a number of asbestos-related actions in Canada arising from Grace’s activities in Canada prior to 1998.

On November 27, 2002, the Company reached an agreement in principle with the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants appointed to represent asbestos claimants in the W. R. Grace & Co. bankruptcy case to resolve all current and future asbestos-related claims made against the Company and its affiliates. The settlement will also resolve the fraudulent transfer claims and successor liability claims, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies in connection with the Cryovac transaction. The Cryovac transaction was a multi-step transaction, completed on March 31, 1998, which brought the Cryovac packaging business and the former Sealed Air Corporation’s business under the common ownership of the Company. The parties to the agreement in principle signed a definitive settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. On June 27, 2005, the U.S. Bankruptcy Court for the District of Delaware, where the Grace bankruptcy case is pending, signed an order approving the definitive settlement agreement. Although Grace is not a party to the settlement agreement, under the terms of the order, Grace is directed to comply with the settlement agreement subject to limited exceptions. If the settlement agreement does not become effective, either because Grace fails to emerge from bankruptcy or because Grace does not emerge from bankruptcy with a plan of reorganization that is consistent with the terms of the settlement agreement, then the Company will not be released from the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against the Company and its affiliates noted above, and all of these claims would remain pending and would have to be resolved through other means, such as through agreement on alternative settlement terms or trials. In that case, the Company could face liabilities that are significantly different from its obligations under the settlement agreement. The Company cannot estimate at this time what those differences or their magnitude may be. In the event these liabilities are materially larger than the current existing obligations, they could have a material adverse effect on the Company’s financial condition and results of operations. Although Grace filed a proposed plan of reorganization with the bankruptcy Court in January 2005, the Company cannot predict when a final plan of reorganization will become effective or whether the final plan will be consistent with the terms of the settlement agreement.

The Company is a defendant in the case of Senn v. Hickey, et al. (Case No. 03-CV-4372) in the U.S. District Court for the District of New Jersey (Newark). This lawsuit seeks class action status on behalf of all persons who purchased or otherwise acquired securities of the Company during the period from March 27, 2000 through July 30, 2002. The lawsuit names the Company and five current and former officers and directors of the Company as defendants. One of these individuals and the Company remain as defendants after a partial grant of the defendants’ motion to dismiss the action. The plaintiff’s principal allegations against the defendants are that during the above period the defendants materially misled the investing public, artificially inflated the price of the Company’s common stock by publicly issuing false and misleading statements and violated U.S. Generally Accepted Accounting Principles, or GAAP, by failing to properly account and accrue for the Company’s contingent liability for asbestos claims arising from past operations of Grace. The plaintiffs seek compensatory damages and other relief. If the Court determines that the Company is liable in this case, the Company could be required to pay substantial damages, which the Company cannot estimate at this time and which could have a material adverse effect on the Company’s financial condition and results of operations. On October 3, 2006, plaintiff filed a motion to certify a class of all persons who purchased or otherwise acquired the securities of the Company during the period from March 27, 2000 through July 30, 2002. On November 22, 2006, plaintiff filed an amended motion for class certification, seeking to withdraw as a class representative and the substitution of a new class representative, the State of Louisiana Municipal Police Employees Retirement System. Discovery concerning class certification and the merits is ongoing.

Since November 2004, the Company and specified subsidiaries have been named as defendants in a number of cases, including a number of putative class actions, brought in Canada as a result of Grace’s alleged marketing, manufacturing or distributing of asbestos or asbestos-containing products in Canada prior to the Cryovac Transaction. Grace has agreed to defend and indemnify the Company and its subsidiaries in these cases. The Canadian cases are currently stayed, and Grace’s proposed plan of reorganization provides for payment of these claims and enforcement of the plan of reorganization in the Canadian courts. However, if Grace’s final plan does not make the same provisions or if the Canadian courts refuse to enforce Grace’s final plan in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify the Company and its subsidiaries in these cases, then the Company could be required to pay substantial damages, which the Company cannot estimate at this time and which could have a material adverse effect on the Company’s financial condition and results of operations.

For further information concerning these matters, see Note 16, “Commitments and Contingencies,” of the Notes to the Consolidated Financial Statements, which is contained in Item 8 of Part II of this Annual Report on Form 10-K, under “Asbestos Settlement and Related Costs,” “Cryovac Transaction,” and “Contingencies Related to the Cryovac Transaction.”

Raw Materials and Energy

Raw material pricing, availability and allocation by suppliers as well as other energy-related costs may negatively impact the Company’s results of operations, including its profit margins.

The Company uses petrochemical-based raw materials to manufacture many of its food and protective packaging products. During most of 2006 petrochemical-based raw material and other energy-related costs increased, with oil futures setting a record high. This negatively impacted the Company’s profit margins. Continued increases in market demand for petrochemical-based raw materials and energy could increase costs for the Company. Natural disasters such as hurricanes, as well as political instability and terrorist activities, may negatively impact the production or delivery capabilities of refineries and natural gas and petrochemical suppliers in the future. These factors could lead to increased prices for the Company’s raw materials, curtailment of supplies and allocation of raw materials by the Company’s suppliers, which could reduce revenues and profit margins and harm relations with the Company’s customers and which could have a material adverse effect on the Company’s financial condition and results of operations.

Animal and Food-Related Health Issues

The effects of animal and food-related health issues such as bovine spongiform encephalopathy, also known as “mad cow” disease, foot-and-mouth disease and avian influenza or “bird-flu,” as well as other health issues affecting the food industry, may lead to decreased revenues for the Company.

The Company manufactures and sells food packaging products, among other products. Various health issues affecting the food industry have in the past and may in the future have a negative effect on the sales of food packaging products. During 2006, additional cases of mad cow disease were confirmed and incidents of bird flu have continued to surface in various countries. Outbreaks of animal diseases such as mad cow or foot-and-mouth disease, for example, may lead governments to restrict exports and imports of potentially affected animals and food products, leading to decreased demand for the Company’s products and possibly also to the culling or slaughter of significant numbers of the animal population otherwise intended for food supply. Also, consumers may change their eating habits as a result of perceived problems with certain types of food. These restrictions and changes may lead to reduced sales of food packaging products by the Company, which could have a material adverse effect on the Company’s financial condition and results of operations.

Global Operations

The global nature of the Company’s operations in the United States and in fifty foreign countries exposes it to numerous risks that could materially adversely affect its financial condition and results of operations.

The Company operates in the United States and in 50 other countries, and its products are distributed in those countries as well as in other parts of the world. The Company continues to expand its global presence as net sales outside the United States in 2006 made up approximately 52% of the Company’s total net sales. Additionally the Company has 73 manufacturing facilities and approximately 10,100 employees located outside the United States.

As a result of its global operations, the Company is exposed to economic, political, business and market conditions in the geographic areas in which it conducts business. Changes in domestic or foreign laws, rules or regulations (such as the REACH legislation discussed above in Part I, Item 1 of this Annual Report on Form 10-K under “Environmental Matters”), or governmental or agency actions can negatively affect the Company’s ability to carry on its business. Governments may impose restrictive or protective import/export requirements as well as other trade measures that may have a negative impact on the Company. Some of the countries in which the Company’s subsidiaries operate have significantly different laws on the enforcement of intellectual property and contract rights. As a global entity, the Company may also have greater exposure to the acts and effects of war or terrorism.

The Company is exposed to market risk from fluctuations in foreign currency exchange rates. The Company may use financial instruments from time to time to manage exposure to foreign exchange rate fluctuations, which use exposes the Company to counterparty credit risk for nonperformance. Additionally, some of the Company’s subsidiaries may operate in countries that have highly inflationary economies.

Global Manufacturing Strategy

The Company has begun the first phase of a new global manufacturing strategy. The costs of the global manufacturing strategy could exceed the benefits if market forces or other factors negatively impact the execution and fulfillment of the strategy.

The Company has begun the first phase of a new global manufacturing strategy. This strategy includes an expansion of the Company’s global production capabilities in developing markets around the world, as well as a realignment of its existing production into manufacturing centers of excellence. The goal of this multi-year program is to expand capacity in growing markets in developing countries, further improve the Company’s operating efficiencies, lower its overall cost structure and implement new technologies more effectively. There are risks inherent in the undertaking of such a program, including the stability and sustainability of developing markets, shifts in customer preferences, competitive forces and technologies, cost overruns and unanticipated consequences, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

Reliance on Subsidiaries

The Company’s subsidiaries hold substantially all of its assets and liabilities and conduct substantially all of its operations, and as a result the Company relies on distributions or advances from its subsidiaries.

The Company conducts substantially all of its business through two direct wholly-owned subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US). These two subsidiaries directly and indirectly own substantially all of the assets of the Company’s business and conduct operations themselves and through other subsidiaries around the globe. Therefore, the Company depends on distributions or advances from its subsidiaries to meet its debt service and other obligations and to pay dividends with respect to shares of its common stock. Contractual provisions, laws or regulations to which the Company or any of its subsidiaries may become subject, as well its subsidiaries’ financial condition and operating requirements, may reduce funds available for service of its indebtedness, dividends, and general corporate purposes.

Volatility of Stock Price, Volume Sales and Large Holdings

The price of the Company’s common stock historically has experienced significant price and volume fluctuations, which may make it difficult for investors to resell the common stock, and the sale of substantial amounts of the Company’s common stock could adversely affect the price of the common stock. One shareholder has been identified as having sole voting and dispositive power with respect to 28,916,696 shares, or approximately 35.9%, of the Company’s common stock, and another shareholder has been identified as having sole dispositive power with respect to 12,710,000 shares, or approximately 15.8%, of the Company’s common stock.

The market price of the Company’s common stock historically has experienced and may continue to experience significant price and volume fluctuations similar to those experienced by the broader stock market in recent years. In addition, the Company’s announcements of its quarterly operating results, future developments relating to the W. R. Grace bankruptcy, additional asbestos or other litigation against the Company, the effects of animal and food-related health issues, spikes in raw material and energy-related costs, changes in general conditions in the economy or the financial markets and other developments affecting the Company, its affiliates or its competitors could cause the market price of the common stock to fluctuate substantially.

The sale of substantial amounts of the Company’s common stock could adversely affect its price. According to a Schedule 13G/A filed with the Securities and Exchange Commission, or SEC, dated as of December 31, 2006, Davis Selected Advisers, L.P. reported sole voting and dispositive power with respect to 28,916,696 shares, or approximately 35.9%, of the outstanding shares of the Company’s common stock, and according to a Schedule 13G/A filed with the SEC, dated as of February 7, 2007, Capital Research and Management Company reported sole dispositive power with respect to 12,710,000 shares, or approximately 15.8%, of the Company’s outstanding common stock. In addition, as of December 31, 2006, 2,072,874 shares of common stock were reserved for issuance under the Company’s contingent stock plan and directors’ stock plan. Issuance of such reserved shares would cause dilution of stock holdings. Moreover, as of December 31, 2006, nine million shares of the Company’s common stock were reserved for issuance pursuant to the settlement of the asbestos litigation upon the effectiveness of a plan of reorganization in the bankruptcy of W. R. Grace. The sale or the availability for sale of a large number of shares of the Company’s common stock in the public market could adversely affect the price of the common stock.

While the Schedules 13G/A filed by Davis Selected Advisers and Capital Research and Management indicate that the referenced shares of the Company’s common stock were not acquired for the purpose of changing or influencing the control of the Company, if either stockholder were to change its purpose of holding the Company’s common stock from investment to attempting to influence the management of the Company, these concentrations of the Company’s common stock could potentially negatively impact the Company and the price of its common stock.

Cautionary Statement Regarding Forward-Looking Statements

Some of the Company’s statements in this report, in documents incorporated by reference into this report and in the Company’s future oral and written statements, may be forward-looking. These statements reflect the Company’s beliefs and expectations as to future events and trends affecting the Company’s business, its financial condition and its results of operations. These forward-looking statements are based upon the Company’s current expectations concerning future events and discuss, among other things, anticipated future performance and future business plans. Forward-looking statements are identified by such words and phrases as “anticipates,” “believes,” “could be,” “estimates,” “expects,” “intends,” “plans to,” “will” and similar expressions. Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside the control of the Company, that could cause actual results to differ materially from these statements.

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

•       the effects of potential federal asbestos legislation, if enacted.

Except as required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

The Company produces products in 120 manufacturing facilities, with 22 of those facilities serving both its food packaging and protective packaging business segments. The Company produces food packaging products in 51 manufacturing facilities, of which 15 were in North America, 12 in the European region, 9 in Latin America, 13 in the Asia Pacific region, and 2 in Africa. The Company produces protective packaging products in 91 manufacturing facilities, of which 42 were in North America, 26 in the European region, 9 in Latin America, 12 in the Asia Pacific region, and 2 in Africa. The Company occupies other facilities containing sales, distribution, technical, warehouse or administrative functions at a number of locations in the United States and in various foreign countries.

In the United States, the Company manufactures food packaging products at facilities in Arkansas, Indiana, Iowa, Mississippi, Missouri, New York, North Carolina, Pennsylvania, South Carolina and Texas. It manufactures protective packaging products at facilities in California, Connecticut, Delaware, Florida, Illinois, Indiana, Massachusetts, Mississippi, Missouri, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Texas and Washington. Because of the relatively low density of the Company’s air cellular, polyethylene foam and protective mailer products, the Company realizes significant freight savings by locating manufacturing facilities for these products near its customers and distributors.

The Company owns the large majority of its manufacturing facilities. Some of these facilities are subject to secured or other financing arrangements. The Company also leases sites for warehouse and office needs, as well as for the balance of its manufacturing facilities, which are generally smaller sites. The Company’s manufacturing facilities are usually located in general purpose buildings that house the Company’s specialized machinery for the manufacture of one or more products. The Company believes that its manufacturing, warehouse and office facilities are well maintained, suitable for their purposes and adequate for the Company’s needs.

Item 3.                        Legal Proceedings

The information set forth in Part II, Item 8 of this Annual Report on Form 10-K in Note 16 under the captions “Cryovac Transaction,” “Contingencies Related to the Cryovac Transaction” and “Compliance Matters” is incorporated herein by reference.

At December 31, 2006, the Company was a party to, or otherwise involved in, several federal, state and foreign environmental proceedings and private environmental claims for the cleanup of “Superfund” sites under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and other sites. The Company may have potential liability for investigation and cleanup of some of these sites. It is the Company’s policy to accrue for environmental cleanup costs if it is probable that a liability has been incurred and if the Company can reasonably estimate an amount or range of costs associated with various alternative remediation strategies, without giving effect to any possible future insurance proceeds. As assessments and cleanups proceed, the Company reviews these liabilities periodically and adjusts its reserves as additional information becomes available. At December 31, 2006, environmental related reserves were not material to the Company’s financial condition or results of operations. While it is often difficult to estimate potential liabilities and the future impact of environmental matters, based upon the information currently available to the Company and its experience in dealing with these matters, the Company believes that its potential future liability with respect to these sites is not material to the Company’s financial condition and results of operations.

The Company is also involved in various other legal actions incidental to its business. The Company believes, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on the Company’s financial condition and results of operations.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of 2006.

Executive Officers of the Registrant

The information appearing in the table below sets forth the current position or positions held by each executive officer of the Company, the officer’s age as of January 31, 2007, the year in which the officer was first elected to the position currently held with the Company or with the former Sealed Air Corporation, now known as Sealed Air Corporation (US) and a wholly-owned subsidiary of the Company, and the year in which such person was first elected an officer thereof (as indicated in the footnote to the table).

All of the Company’s officers serve at the pleasure of the Board of Directors. The Company and its subsidiaries have employed all officers for more than five years except for Mr. Crosier, who first was elected an officer of the Company effective October 1, 2004, and Ms. Davis, who was first elected an officer effective August 10, 2006.

Previously, Mr. Crosier was Partner—Supply Chain, Logistics, Operations Practice of C.F.A. & Associates, a privately-held advisor to small/medium sized businesses on domestic and international growth opportunities, from January 2002 through July 2004, and prior to that was Executive Vice President, Supply Chain Management and Logistics, for Staples Inc., a public company and retailer of office supplies, furniture, technology and services, from June 1998 until December 2001.

Prior to joining the Company in August 2006, Ms. Davis was Vice President, People/Development at the Sun Chemical Company, a global inks and pigment company, where she was a Corporate Leadership Team Member and provided Human Resources functional leadership from July 2002 until October 2005, and prior to that, was from January 2000 until October 2001, Vice President, Human Resources and Administration, for BF Goodrich Performance Materials, which changed its name to Noveon, Inc., a global specialty chemical company.

There are no family relationships among any of the Company’s officers or directors.

Name and Current Position	Age as of January 31, 2007	First Elected to Current Position*	First Elected An Officer*
William V. Hickey	62	2000	1980
President, Chief Executive Officer and Director
David B. Crosier	57	2005	2004
Senior Vice President
David H. Kelsey	55	2003	2002
Senior Vice President and Chief Financial Officer
Robert A. Pesci	61	1997	1990
Senior Vice President
Jonathan B. Baker	53	1994	1994
Vice President
Mary A. Coventry	53	1994	1994
Vice President
Cheryl Fells Davis	54	2006	2006
Vice President
Karl R. Deily	49	2006	2006
Vice President
Jean-Marie Demeautis	56	2006	2006
Vice President
Brian W. Elliott	53	2006	2006
Vice President
James P. Mix	55	1994	1994
Vice President
Manuel Mondragón	57	1999	1999
Vice President
Carol Lee O’Neill	43	2002	2002
Vice President
Ruth Roper	52	2004	2004
Vice President
Hugh L. Sargant	58	1999	1999
Vice President
James Donald Tate	55	2001	2001
Vice President
H. Katherine White	61	2003	1996
Vice President, General Counsel and Secretary
Christopher C. Woodbridge	55	2005	2005
Vice President
Tod S. Christie	48	1999	1999
Treasurer
Jeffrey S. Warren	53	1996	1996
Controller

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

Part II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange under the trading symbol SEE. The table below sets forth the quarterly high and low closing sales prices of the common stock for 2005 and 2006 as reported in the New York Stock Exchange composite listing.

2005	High	Low
First Quarter	$53.70	$47.15
Second Quarter	$54.50	$47.75
Third Quarter	$53.96	$46.05
Fourth Quarter	$56.43	$46.02

2006	High	Low
First Quarter	$58.98	$54.09
Second Quarter	$59.03	$50.49
Third Quarter	$54.68	$45.81
Fourth Quarter	$65.55	$53.77

Holders

As of January 31, 2007, there were approximately 7,900 holders of record of the Company’s Common Stock.

Dividends

There are no restrictions that currently materially limit the Company’s ability to pay dividends or that the Company reasonably believes are likely to limit materially the future payment of dividends on the common stock. On January 30, 2006, the Company announced that it was initiating payment of a quarterly cash dividend. The Company used cash of $48.6 million during 2006 to pay quarterly cash dividends of $0.15 per common share on March 17, June 16, September 15, and December 15, 2006. Previously, the Company had not paid cash dividends on its Common Stock during the periods presented.

On February 16, 2007, the Company announced that its Board of Directors had declared a two-for-one stock split to be effected in the form of a stock dividend payable on March 16, 2007 to stockholders of record of outstanding shares of its common stock at the close of business on March 2, 2007. The Company’s Board of Directors also increased the Company’s quarterly cash dividend by 33% to $0.20 per common share, declaring a quarterly cash dividend payable on the pre-split shares of the Company’s common stock on March 16, 2007 to stockholders of record at the close of business on March 2, 2007. The Company currently expects that comparable cash dividends will continue to be paid in future quarters. From time to time, the Company will consider other means of returning value to its stockholders based on its financial condition and results of operations. There is no guarantee that the Company’s Board of Directors will declare any further dividends.

Common Stock Performance Comparisons

The following graph shows, for the five years ended December 31, 2006, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2001 in the Company’s common stock. The graph compares this return (“SAC”) with that of comparable investments assumed to have been made on the same date in (a) the Standard & Poor’s 500 Stock Index (“Composite S&P 500”), and (b) the containers and packaging segment of the Standard & Poor’s 500 Stock Index (“Containers & Packaging”), the published Standard & Poor’s market segment for the Company.

Total return for each assumed investment assumes the reinvestment of all dividends on December 31 of the year in which the dividends were paid.

Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of the Company’s common stock, par value $0.10 per share, that the Company repurchased in each month of the quarter ended December 31, 2006. The maximum number of shares that may yet be purchased under the Company’s plans or programs is set forth below.

Period	Total Number of Shares Purchased(1) (a)	Average Price Paid per Share(1) (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2) (d)
Balance as of September 30, 2006				1,648,576
October 1, 2006 through October 31, 2006	56,871	$55.26	48,000	1,600,576
November 1, 2006 through November 30, 2006	32,623	(1)	0	1,600,576
December 1, 2006 through December 31, 2006	3,229	(1)	0	1,600,576
Total	92,723	$55.26	48,000	1,600,576

(1)          The Company purchased all shares during the quarter ended December 31, 2006 pursuant to its publicly announced program (described below and under the caption “Repurchases of Capital Stock,” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K), except for (a) shares withheld from awards under the Company’s 1998 contingent stock plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having the Company withhold shares from an award under that plan and (b) shares repurchased pursuant to the repurchase option provision of its 1998 contingent stock plan  (See table below). The price calculations in column (b) in the table above only include shares purchased as part of its publicly announced program and do not include commissions. For shares withheld for tax withholding obligations or other legally required charges, the Company withholds shares at a price equal to their fair market value. In accordance with the repurchase option provision of its 1998 contingent stock plan, the Company repurchased shares at the issue price of the shares, which was $1.00 per share.

Period	(a) Shares withheld for tax obligations and charges	(b) Average withholding price for shares in column ”a”	(c) Repurchases under 1998 Contingent Stock Plan	(d) Forfeitures under 2005 Contingent Stock Plan	(e) Total
October 2006	8,871	$56.89	—	—	8,871
November 2006	31,123	59.28	1,500	—	32,623
December 2006	3,229	63.70	—	—	3,229
Total	43,223	$59.12	1,500	—	44,723

(2)          On June 29, 1998, the Company announced that its Board of Directors had authorized the purchase of up to five percent of the Company’s then issued and outstanding capital stock on an as-converted basis. On April 14, 2000, the Company announced that its Board of Directors had authorized the purchase of up to an additional five percent of the Company’s issued and outstanding capital stock as of June 30, 2000 on an as-converted basis. On November 3, 2000, the Company announced that its Board of Directors had authorized the purchase of up to an additional five percent of the Company’s issued and outstanding capital stock as of October 31, 2000 on an as-converted basis. At the time of these authorizations, the Company’s capital stock comprised its common stock and its Series A convertible preferred stock. Prior to its redemption in July 2003, each share of the Company’s Series A convertible preferred stock was convertible into 0.885 shares of the Company’s common stock. These authorizations compose a single program, which has no set expiration date. As of the close of business on December 31, 2006, 16,977,147 shares of the Company’s common stock were authorized to be repurchased under this program, 15,376,571 shares had been repurchased (including preferred shares on an as-converted basis), leaving 1,600,576 shares of common stock authorized for repurchase under the program.

Item 6.                        Selected Financial Data

	2006	2005	2004	2003	2002(1)
	(In millions of dollars, except per share data)
Consolidated Statement of Operations Data:
Net sales	$4,327.9	$4,085.1	$3,798.1	$3,531.9	$3,204.3
Gross profit(2)	1,240.1	1,158.0	1,162.1	1,112.8	1,057.6
Operating profit(2)	526.1	510.4	503.0	540.9	517.0
Earnings (loss) before income tax expense(3)	400.1	376.6	322.9	376.9	(391.9)
Net earnings (loss)	274.1	255.8	215.6	240.4	(309.1)
Common stock dividends(4)(6)	48.6	—	—	—	—
Series A convertible preferred stock dividends(5)	—	—	—	28.6	53.8
Earnings (loss) per common share(6)
Basic	$3.38	$3.09	$2.56	$2.21	$(4.20)
Diluted	$2.93	$2.69	$2.25	$1.97	$(4.30)
Consolidated Balance Sheet Data:
Working capital net asset (liability)	$350.6	$161.9	$307.4	$280.4	$(34.5)
Total assets	5,020.9	4,864.2	4,855.0	4,704.1	4,260.8
Long-term debt, less current portion(5)(7)	1,826.6	1,813.0	2,088.0	2,259.8	868.0
Series A convertible preferred stock(5)	—	—	—	—	1,327.0
Total shareholders’ equity(6)	1,654.8	1,392.1	1,333.5	1,123.6	813.0
Other Data:
EBIT(8)	$548.1	$526.3	$476.6	$512.9	$(326.0)
Depreciation and amortization	168.0	174.6	179.5	173.2	165.0
EBITDA(8)	716.1	700.9	656.1	686.1	(161.0)
Capital expenditures	167.9	96.9	102.7	124.3	91.6

(1)          In November 2002, the Company reached an agreement in principle with the appropriate parties to resolve all current and future asbestos-related claims made against it and its affiliates in connection with the Cryovac transaction. In connection with this settlement, the Company recorded a pre-tax charge of $850.1 million in the consolidated statement of operations in 2002, which resulted in the Company’s net loss for the year ended December 31, 2002. The parties signed a definitive settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. See Note 16 to the Consolidated Financial Statements.

(2)          In 2006, the Company recorded $15.6 million of charges related to its global manufacturing strategy. In the fourth quarter of 2004, the Company incurred restructuring and other charges of $33 million relating to global profit improvement initiatives implemented to improve the Company’s operating efficiencies and cost structure. See Note 13 to the Consolidated Financial Statements.

(3)          In 2004, the Company incurred losses of $32.2 million due to debt redemptions and repurchases. See Note 10 to the Consolidated Financial Statements. In 2003, the Company incurred losses of $33.6 million due to debt redemptions and repurchases.

(4)          On January 30, 2006, the Company announced that it was initiating payment of a quarterly cash dividend. The Company used cash of $48.6 million during 2006 to pay quarterly cash dividends of $0.15 per common share on March 17, June 16, September 15, and December 15, 2006.

(5)          In July 2003, the Company issued $1,281.3 million of senior notes. On July 18, 2003, the Company used the net proceeds from these offerings and additional cash on hand, approximately $1,298.1 million in the aggregate, to redeem its Series A convertible preferred stock at the redemption price of $51.00 per share.

(6)   On February 16, 2007, the Company announced that its Board of Directors had declared a two-for-one stock split to be effected in the form of a stock dividend payable on March 16, 2007 to stockholders of record of outstanding shares of its common stock at the close of business on March 2, 2007. The Company’s Board of Directors also increased the Company’s quarterly cash dividend by 33% to $0.20 per common share, declaring a quarterly cash dividend payable on the pre-split shares of the Company’s common stock on March 16, 2007 to stockholders of record at the close of business on March 2, 2007. Information presented in the selected financial data has not been restated to reflect the two-for-one stock split. See Note 23 to the Consolidated Financial Statements.

(7)          On July 19, 2006, the Company’s 5.625% euro notes with a face value of €200.0 million matured. These notes were included in the current portion of long-term debt at December 31, 2005. The Company used available cash of $251.7 million to retire this debt. Interest on the 5.625% euro notes was payable annually in arrears, with the final payment of $14.2 million made upon maturity of the euro notes.

(8)          EBIT is defined as earnings (loss) before interest expense and provisions for income taxes. EBITDA is defined as EBIT plus depreciation and amortization. EBIT and EBITDA do not purport to represent net earnings or net cash provided by operating activities as those terms are defined under generally accepted accounting principles and should not be considered as an alternative to such measurements or as indicators of the Company’s performance. The Company’s definitions of EBIT and EBITDA may not be comparable with similarly-titled measures used by other companies. EBIT and EBITDA are among the indicators used by the Company’s management to measure the performance of the Company’s operations and thus the Company’s management believes such information may be useful to investors. Such measures are also among the criteria upon which performance-based compensation may be based. The following is a reconciliation of net earnings (loss) to EBIT and EBITDA:

	2006	2005	2004	2003	2002
Net earnings (loss)	$274.1	$255.8	$215.6	$240.4	$(309.1)
Add:
Interest expense	148.0	149.7	153.7	136.0	65.9
Income tax expense (benefit)	126.0	120.8	107.3	136.5	(82.8)
EBIT	$548.1	$526.3	$476.6	$512.9	$(326.0)
Add: depreciation and amortization	168.0	174.6	179.5	173.2	165.0
EBITDA	$716.1	$700.9	$656.1	$686.1	$(161.0)

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read together with the Company’s consolidated financial statements and related notes set forth in Item 8 of Part II of this Annual Report on Form 10-K. All amounts and percentages are approximate due to rounding.

Introduction

The Company manufactures and sells a wide range of food and protective packaging products, operating in the United States and in 50 other countries, with products distributed in those countries and in other parts of the world.

The Company operates in two reportable business segments, Food Packaging and Protective Packaging. The Company’s principal food packaging products are flexible materials, associated packaging equipment systems, rigid containers and absorbent pads. These products, many of which bear the Cryovac trademark, package a broad range of perishable foods. The Company primarily sells the products in this segment to food processors, distributors, supermarket retailers and food service businesses.

The Company’s principal protective packaging products provide cushioning, surface protection and void fill. The Company primarily sells its protective packaging products and systems to distributors and manufacturers in a wide variety of industries. The products in this segment enable end users to provide a high degree of protection in packaging their items. They also aid product display and merchandising.

The Company’s global sales and marketing staff numbered approximately 2,500 employees in the countries in which it operates, who sell and market the Company’s products through a large number of distributors, fabricators and converters, as well as directly to end users such as food processors, food service businesses, and manufacturers. The Company has no material long-term contracts for the distribution of its products. In 2006, no customer or affiliated group of customers accounted for 10% or more of the Company’s consolidated net sales. Although net sales of both food packaging products and protective packaging products have tended to be slightly higher in the fourth quarter, the Company does not consider seasonality to be material to its consolidated business or to either reportable business segment.

Competition for most of the Company’s packaging products is based primarily on packaging performance characteristics, service and price. Competition is also based upon innovations in packaging technology and, as a result, the Company maintains ongoing research and development programs to enable it to maintain technological leadership.

The Company’s net sales are sensitive to developments in its customers’ business or market conditions, changes in the global economy, and the effects of foreign currency translation. Its costs can vary with changes in petrochemical-related costs, which are not within the Company’s control. Consequently, the Company’s management focuses on reducing those costs that the Company can control and using petrochemical-based raw materials as efficiently as possible. The Company also believes that its global presence helps to insulate it from localized changes in business conditions that may more strongly affect some of its competitors.

As is discussed below, the Company’s businesses are managed to generate substantial cash flow. The Company believes that its strong cash flow will permit it to continue to spend on innovative research and development and to invest in its business by means of acquisitions and capital expenditures for property and equipment. Moreover, its ability to generate substantial cash flow should provide the Company with the flexibility to modify its capital structure as the need or opportunity arises. This cash flow, along with accumulated cash and funds available under its credit facilities, should enable the Company to make the settlement payment, including interest, that is expected to be required of the Company upon consummation of a plan of reorganization in the W. R. Grace & Co. bankruptcy, as discussed below.

In addition to investing in its business, the Company uses its cash flow to reduce debt and to return value to its shareholders. On January 30, 2006, the Company announced that it was initiating payment of a quarterly cash dividend. The Board of Directors declared a quarterly dividend of $0.15 per common share that was payable on March 17, June 16, September 15, and December 15, 2006. On February 16, 2007, the Company announced that its Board of Directors had declared a two-for-one stock split to be effected in the form of a stock dividend payable on March 16, 2007 to stockholders of record of outstanding shares of its common stock at the close of business on March 2, 2007. The Company’s Board of Directors also increased the Company’s quarterly cash dividend by 33% to $0.20 per common share, declaring a quarterly cash dividend payable on the pre-split shares of the Company’s common stock on March 16, 2007 to stockholders of record at the close of business on March 2, 2007. In addition, on July 19, 2006, the Company’s 5.625% euro notes with a face value of €200.0 million matured. The Company used available cash of $251.7 million to retire this debt.

Highlights for the Company’s year 2006 compared with 2005 and 2004 were:

	2006	2005	2004	2006 vs. 2005 % Change		2005 vs. 2004 % Change
	(dollars in millions)
U.S.	$2,066.3	$1,972.9	$1,851.8	5%		7%
% of total net sales	48%	48%	49%
International	2,261.6	2,112.2	1,946.3	7%		9%
% of total net sales	52%	52%	51%
Total net sales	$4,327.9	$4,085.1	$3,798.1	6%		8%
Gross profit	$1,240.1	$1,158.0	$1,162.1	7%		—
% of total net sales	28.7%	28.3%	30.6%
Marketing, administrative and development expenses	$701.1	$645.9	$626.1	9%		3%
% of total net sales	16.2%	15.8%	16.5%
Restructuring and other charges	$12.9	$1.7	$33.0	N	M	N	M
Operating profit	$526.1	$510.4	$503.0	3%		1%
% of total net sales	12.2%	12.5%	13.2%

Net Sales

The principal factors contributing to changes in net sales in the three years ended December 31, 2006 were changes in unit volume, changes in product mix and increases in average selling prices. In addition, the 2006 period had increased volumes from acquired businesses. The 2005 period was impacted by the effects of foreign currency translation while the impact in 2006 was minimal.

Net sales in 2006 increased 6% to $4,327.9 million compared with $4,085.1 million in 2005. The components of the increase in net sales for 2006 were as follows (dollars in millions):

	Components of Increase in Net Sales (2006 vs. 2005):
	Food Packaging Segment		Protective Packaging Segment		Total Company
Volume—Units	2.5%	$63.2	0.8%	$13.1	1.9%	$76.3
Volume—Acquired Businesses, net of dispositions	2.6	66.7	—	0.6	1.6	67.3
Price/Mix	1.5	38.5	3.9	59.3	2.4	97.8
Foreign Currency Translation	0.1	2.4	(0.1)	(1.0)	—	1.4
Total	6.7%	$170.8	4.6%	$72.0	5.9%	$242.8

In 2006, foreign currency translation had a negligible impact on net sales. During the first six months of 2006, net sales had an unfavorable impact from foreign currency translation primarily from the weakness of foreign currencies in Europe which were offset in the second half of 2006 by their strengthening against the U.S. dollar. In addition, the Brazilian real and the Canadian dollar strengthened all year against the U.S. dollar offset by the weakness of foreign currencies in Asia Pacific.

Net sales for 2005 increased 8% to $4,085.1 million compared with $3,798.1 million in 2004. The components of the increase in net sales for 2005 were as follows (dollars in millions):

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

Net sales of the Company’s food packaging segment, which consists primarily of the Company’s Cryovac® food packaging products, constituted 62% of net sales in 2006, 2005 and 2004. The Company’s protective packaging segment contributed the balance of net sales. This segment aggregates the Company’s protective packaging products and shrink packaging products, all of which are used principally for non-food packaging applications.

Food Packaging Segment Sales

Net sales of food packaging products increased 7% in 2006 to $2,702.9 million compared with $2,532.1 million in 2005 and increased 8% in 2005 compared with $2,346.9 million in 2004. Foreign currency translation had a favorable impact on this segment of $2.4 million in 2006 and when this impact is excluded, it would not have changed the net sales increase over the prior year. When compared with 2004, excluding the positive foreign currency translation effect of $42.3 million, net sales for this segment in 2005 would have increased 6% compared with 2004.

During 2006, strong unit volume growth, primarily in Latin America, the positive impact of the Company’s 2006 acquisitions and selling price increases in North America added to sales growth during the year. In 2005 unit volumes increased in all regions of the world, with the Asia Pacific and Latin America regions having the primary impact. The segment also benefited in 2005 from price/mix due in part to selling price increases.

Flexible Packaging Materials and Related Systems

Among the classes of products in the food packaging segment, net sales of flexible packaging materials and related systems increased 6% to $2,247.6 million in 2006 compared with $2,122.8 million in 2005 and increased 7% in 2005 compared with 2004 net sales of $1,976.5 million. Foreign currency translation had a favorable impact of $3.0 million in 2006 for flexible packaging materials and related systems. Excluding the positive foreign currency translation effect, the increase in net sales for flexible packaging materials and related systems would have remained the same at 6% compared with 2005.

Foreign currency translation had a favorable impact of $37.3 million in 2005 for flexible packaging materials and related systems. Excluding the positive foreign currency translation effect, net sales for flexible packaging materials and related systems would have increased 6% compared with 2004.

The components of the increase in net sales for 2006 and 2005 were as follows (dollars in millions):

	Components of Increase in Net Sales:
	Flexible Packaging Materials and Related Systems
	2006 vs. 2005		2005 vs. 2004
Volume—Units	1.8%	$38.1	3.0%	$59.4
Volume—Acquired Businesses	3.2	67.6	—	—
Price/Mix	0.8	16.1	2.5	49.6
Foreign Currency Translation	0.1	3.0	1.9	37.3
Total	5.9%	$124.8	7.4%	$146.3

Rigid Packaging and Absorbent Pads

Net sales of rigid packaging and absorbent pads, the other class of products in the food packaging segment, increased 11% to $455.3 million compared with $409.3 million in 2005 and increased 11% in 2005 compared with 2004 net sales of $370.4 million.

Foreign currency translation had a minimal unfavorable impact of $0.6 million in 2006 for rigid packaging and absorbent pads. Excluding the unfavorable effect of foreign currency translation, the increase in net sales in 2006 would have remained the same at 11% compared with 2005. Foreign currency translation had a favorable impact of $5.1 million in 2005 for rigid packaging and absorbent pads. Excluding the positive effect of foreign currency translation, net sales of rigid packaging and absorbent pads would have increased 9% compared with 2004.

The components of the increase in net sales for 2006 and 2005 were as follows (dollars in millions):

	Components of Increase in Net Sales:
	Rigid Packaging and Absorbent Pads
	2006 vs. 2005		2005 vs. 2004
Volume—Units	6.1%	$25.1	1.5%	$5.4
Volume—Acquired Businesses, net of dispositions	(0.2)	(0.9)	(1.3)	(4.7)
Price/Mix	5.4	22.4	8.9	33.1
Foreign Currency Translation	(0.1)	(0.6)	1.4	5.1
Total	11.2%	$46.0	10.5%	$38.9

The Company sells foam and solid plastic trays and containers that customers use to package a wide variety of food products. The Company manufactures such products in its own facilities in various regions or has them fabricated by other manufacturers. The Company’s net sales of such products fabricated by other manufacturers were $157.3 million, $119.4 million and $83.5 million in 2006, 2005 and 2004, respectively.

Protective Packaging Segment Sales

Net sales of protective packaging products increased 5% to $1,625.0 million in 2006 compared with $1,553.0 million in 2005 and increased 7% in 2005 compared with 2004 sales of $1,451.2 million. During 2006, the positive impact of selling price increases in North America helped drive sales growth. In 2005, sales growth in this segment was balanced between unit volume growth of $39.7 million, primarily in North America, and a positive price/mix impact of $37.5 million, primarily in North America and to a lesser extent in Europe, in part due to selling price increases.

Foreign currency translation had an unfavorable impact of $1.0 million in 2006 for this segment,which would not have changed the net sales growth compared with 2005. In 2005, foreign currency translation had a favorable impact of $15 million for this segment. Excluding the positive foreign currency translation effect, net sales in 2005 for the protective packaging segment would have increased 6% compared with 2004.

The classes of products within the protective packaging segment are cushioning and surface protection products and other products. Other products within the protective packaging segment represented approximately 1% of consolidated net sales in 2006, 2005 and 2004.

Sales by Geographic Region

Net sales from operations in the United States represented 48% of net sales in 2006 and 2005. Net sales from U.S. operations increased 5% in 2006 to $2,066.3 million compared with $1,972.9 million in 2005. Net sales from international operations increased 7% in 2006 to $2,261.6 million compared with $2,112.2 million in 2005. Excluding the $1.4 million positive foreign currency translation effect, the increase in international net sales would have remained the same at 7% compared with 2005. The components of the increase in net sales by geographic region for 2006 were as follows (dollars in millions):

	Components of Increase in Net Sales (2006 vs. 2005):
	U.S.		International		Total Company
Volume—Units	0.3%	$5.6	3.3%	$70.7	1.9%	$76.3
Volume—Acquired Businesses, net of dispositions	—	0.6	3.2	66.7	1.6	67.3
Price/Mix	4.4	87.2	0.5	10.6	2.4	97.8
Foreign Currency Translation	—	—	0.1	1.4	—	1.4
Total	4.7%	$93.4	7.1%	$149.4	5.9%	$242.8

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

Costs and Margins

Gross profit as a percentage of net sales was 28.7% in 2006, 28.3% in 2005 and 30.6% in 2004. The increase in gross profit in 2006 was due to the positive impact of selling price increases combined with improved operating efficiencies that helped offset higher average petrochemical-based raw material and other energy-related costs compared with the prior year. During the first three quarters of 2006, petrochemical-based raw material and other energy-related costs were higher than in the corresponding 2005 quarter. During the fourth quarter of 2006, certain petrochemical-based commodity raw material prices moderated but most speciality resin costs were at or above 2005 levels.

The principal cause for the reduction in 2005 compared with 2004 was significantly higher petrochemical-based raw material and other energy-related costs. Over this time frame, the prices of crude oil and natural gas, which serve as feedstocks utilized in the production of many of the resins the Company buys, increased significantly. Although changes in prices of crude oil and natural gas are not perfect benchmarks, they are indicative of the variations in raw material and energy-related costs faced by the Company. In addition, the decrease in gross profit was also caused in part by an unfavorable shift in product mix, which was partially offset by increases in selling prices.

Marketing, administrative and development expenses increased 9% in 2006 and 3% in 2005. The increase in 2006 was due to higher year-on-year management incentive compensation of approximately $11.0 million as the Company met most of its performance objectives in 2006, incremental spending related to the upgrade of the Company’s information technology platform of approximately $10.0 million, operating expenses of businesses acquired during the year including Nelipak Holdings B.V. in January 2006 and Biosphere Industries, LLC in October 2006 of approximately $12.0 million in the aggregate and expenses to support the higher volume in net sales.

The increase in 2005 was due to the impact of foreign currency translation, higher professional fees, and, to a lesser extent, expenses for research and development related projects, partially offset by a reduction in management incentive compensation as the Company did not meet certain performance objectives for 2005 and partial year savings from restructuring activities initiated in the fourth quarter of 2004, as discussed below.

Marketing, administrative and development expenses as a percentage of net sales were 16.2% in 2006, 15.8% in 2005 and 16.5% in 2004.

Global Manufacturing Strategy and Restructuring Charges

Global Manufacturing Strategy

The Company’s global manufacturing strategy, when implemented, will expand production in countries where demand for the Company’s products and services has been growing significantly. At the same time, the Company intends to realign certain manufacturing capacity in North America and Europe into centers of excellence. The goals of this multi-year program are to expand capacity in growing markets, further improve the Company’s operating efficiencies, and implement new technologies more effectively. The Company expects this program, combined with the Company’s supply chain initiative, to produce meaningful savings in future years. By taking advantage of new technologies and streamlining production on a global scale, the Company expects to continue to enhance its profitable growth and its global leadership position.

In July 2006, the Company announced the first phase of this multi-year global manufacturing strategy. The financial scope of this phase is expected to be as follows:

	Expected Range	Incurred through December 31, 2006
Capital Expenditures	$130.0–150.0	$14.2
Associated Costs	$90.0–100.0	$15.6

The associated costs include such items as equipment relocation, facility start-up and severance. The Company expects the capital expenditures and charges for associated costs to occur between 2007 and 2008, although the actual timing of these expenditures is subject to change due to a variety of factors. The Company’s estimated savings resulting from implementing this strategy are expected to range from $55 to $65 million annually starting in 2009. A portion of these savings will be realized starting in 2007.

During 2006, all charges for the associated costs related to the food packaging segment and consisted of the following:

Employee termination costs	$11.6
FAS 88 curtailment and settlements	0.2
Equipment relocations and facility start-up	3.8
Total	$15.6

The components of the associated costs appear in the 2006 consolidated statement of operations on the following line items:

Restructuring charges	$11.8
Cost of sales	3.8
Total	$15.6

The Company has accrued $11.6 million in severance costs in connection with this strategy. These costs will be future cash expenditures that will be incurred for one-time termination benefits. At the time the severance was accrued, the Company expected to eliminate 242 full-time positions. Since that time, the Company revised the number of positions to be eliminated to 245. During 2006, 36 positions were eliminated and the remaining positions are expected to be eliminated in 2007. The Company expects these benefits will be paid out before the end of 2009. The Company expects to add approximately 120 full-time employees at other facilities as production is transferred, so the net reduction in positions is expected to be 125. The Company reflected the $11.6 million of severance costs in its consolidated statement of operations for 2006 in restructuring charges.

The components of the restructuring charges, spending and other activity through December 31, 2006 and the remaining accrual balance at December 31, 2006 were as follows:

Employee Termination Costs
Original provision in 2006	$11.6
Cash payments during 2006	(0.4)
Effect of changes in currency rates	(0.3)
Restructuring accrual at December 31, 2006	$10.9

The Company expects to pay $5.7 million of the remaining accrual balance at December 31, 2006 in 2007. This amount is reflected in other current liabilities on the Company’s consolidated balance sheet at December 31, 2006. The remaining accrual of $5.2 million is expected to be paid in 2008 and 2009 and is reflected in other liabilities on the Company’s consolidated balance sheet at December 31, 2006.

Other 2006 Restructuring Activities

During 2006, the Company accrued severance costs of $0.6 million related to the Company’s consolidation of its food packaging customer service activities in Canada. Such amount was reflected in the consolidated statement of operations on the restructuring charges line. The Company expects to eliminate 9 full-time positions. No cash payments were made during 2006 related to this accrual. The accrual balance at December 31, 2006 was $0.6 million which was reflected in other current liabilities on the Company’s consolidated balance sheet.

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

At December 31, 2004, the Company expected to eliminate 473 full-time positions, which was increased to 475 during 2005. As an element of the program, the Company expected to add approximately 100 positions in connection with the Company’s realignment or relocation of some of its manufacturing activities, so that the net reduction in positions was approximately 375. These actions affected principally production workers and members of the Company’s sales force, primarily in Europe. The Company has completed its reduction in headcount related to its 2004 restructuring program.

The charges for the year ended December 31, 2004 consisted of the following:

	Year Ended December 31, 2004
	Food Packaging	Protective Packaging	Total Cost
Employee termination costs	$17.5	$4.1	$21.6
Long-lived asset impairments	10.2	0.1	10.3
Facility exit costs	1.1	—	1.1
FAS 88 curtailment and settlements	0.3	—	0.3
Total	$29.1	$4.2	$33.3

The long-lived asset impairment of $10.3 million consisted of write-downs and write-offs of property and equipment. The impairments related to decisions to rationalize and realign production of some of the Company’s smaller product lines and to close several smaller European manufacturing facilities. Since the undiscounted cash flows associated with these asset groups, including estimated salvage value, were less than the carrying values of these asset groups, they were written down to their estimated fair value. The Company disposed of these facilities and much of the equipment during the first six months of 2006.

The components of the restructuring charges, spending and other activity through December 31, 2006 and the remaining accrual balance at December 31, 2006 were as follows:

	Employee Termination Costs	Facility Exit Costs	Total Cost
Original provision in 2004	$21.6	$1.1	$22.7
Cash payments during 2004	(0.6)	—	(0.6)
Effect of changes in currency rates	0.2	—	0.2
Restructuring accrual at December 31, 2004	21.2	1.1	22.3
Cash payments during 2005	(16.5)	(0.3)	(16.8)
Adjustment to restructuring liability, net	0.4	—	0.4
Effect of changes in currency rates	(0.4)	(0.1)	(0.5)
Restructuring accrual at December 31, 2005	4.7	0.7	5.4
Cash payments during 2006	(3.8)	(0.3)	(4.1)
Adjustment to restructuring liability, net	(0.1)	—	(0.1)
Effect of changes in currency rates	0.2	—	0.2
Restructuring accrual at December 31, 2006	$1.0	$0.4	$1.4

The Company expects to pay $1.3 million of the remaining $1.4 million accrual balance in 2007 and $0.1 million in 2008.

For the year ended December 31, 2006, the Company recorded in its consolidated statement of operations an additional restructuring charge of $0.6 million which was related to the 2004 program. This amount includes additional costs related to the relocation of employees and assets from closed facilities which were completed in 2006. The Company also recorded in its consolidated statement of operations a net credit of $0.1 million related to employee termination costs that were accrued as part of the 2004 restructuring program. The modifications to the originally recorded amounts resulted from increases in the amounts due to terminated employees of $0.1 million and reductions based upon certain employees no longer being eligible for the termination benefits of $0.2 million.

For the year ended December 31, 2005, the Company recorded $1.7 million of additional charges related to the 2004 restructuring program. This amount includes $1.3 million of costs incurred in 2005 related to the relocation of assets and employees from facilities that were closed as part of the restructuring program. The Company also recorded a net charge of $0.4 million related to the employee termination costs that were accrued as part of the 2004 restructuring program. The modifications to the originally recorded amounts resulted from increases in the amounts due to terminated employees of $0.9 million and reductions based upon certain employees no longer being eligible for the termination benefits of $0.5 million.

The Company estimates that the cost savings realized in 2006 were $25.0 to $30.0 million.

Operating Profit

Operating profit increased 3% in 2006 and 1% in 2005. The increase in 2006 was due to an increase in net sales partially offset by higher petrochemical-based raw material and other energy-related costs, an increase of $55.2 million in marketing, administrative and development expenses and an increase of $11.2 million in restructuring charges in 2006.

The increase in 2005 was due to an increase in net sales and a decrease of $31.3 million in restructuring and other charges, partially offset by higher petrochemical-based raw material and other energy-related costs and an increase of $19.8 million in marketing, administrative and development expenses. As a percentage of net sales, operating profit was 12.2% in 2006, 12.5% in 2005 and 13.2% in 2004.

Operating profit by business segment for 2006, 2005 and 2004 was as follows (dollars in millions):

	Year Ended December 31,
	2006	2005	2004
Food Packaging Segment	$311.0	$324.1	$319.3
Protective Packaging Segment	228.7	189.0	217.6
Total segments	539.7	513.1	536.9
Restructuring and other charges	(12.9)	(1.7)	(33.0)
Unallocated corporate operating expenses	(0.7)	(1.0)	(0.9)
Total	$526.1	$510.4	$503.0

The food packaging segment contributed 58%, 63% and 59% of the Company’s operating profit in 2006, 2005 and 2004, respectively, before taking into consideration restructuring and other (charges) credits and unallocated corporate operating expenses. The Company’s protective packaging segment contributed the balance of operating profit.

Food Packaging Operating Profit

Food packaging operating profit was 11.5%, 12.8% and 13.6% of food packaging net sales in 2006, 2005 and 2004, respectively. The decline in operating profit as a percentage of net sales in 2006 compared with 2005 was primarily due to higher raw material costs, particularly specialty resins, higher energy-related costs, the higher marketing, administrative and development expenses referenced above and expenses related to the implementation of the Company’s global manufacturing strategy also referenced above, offset by the improved contribution from increased net sales.

The decline in operating profit as a percentage of net sales in 2005 compared with 2004 was due to higher raw material and energy-related costs combined with an unfavorable shift in product mix, partially offset by selling price increases.

Protective Packaging Operating Profit

Protective packaging operating profit was 14.1%, 12.2% and 15.0% of protective packaging net sales in 2006, 2005 and 2004, respectively. The increase in operating profit as a percentage of net sales in 2006 compared with 2005 was due to selling price increases, primarily in North America and to a lesser extent in Europe, and improved performance in North America and Europe based on management actions taken to improve profitability, which helped offset higher raw material and energy-related costs.

The decline in operating profit as a percentage of net sales in 2005 compared with 2004 was due to higher raw material and energy-related costs combined with an unfavorable shift in product mix, partially offset by selling price increases.

Interest Expense

Interest expense includes the effects of interest rate swaps and the amortization of capitalized senior debt issuance costs, bond discounts and terminated treasury locks. These expenses were $148.0 million in 2006, $149.7 million in 2005, and $153.7 million in 2004.

The decrease in interest expense in 2006 compared with 2005 was primarily due to the following:

•       a $7.5 million decrease due to the retirement of the Company’s 5.625% euro notes in July 2006 discussed below; and

•       a decrease of $1.8 million related to higher capitalized interest during the construction of capital investment projects in 2006 compared with the 2005 period;

partially offset by;

•       $5.0 million due to the impact of higher interest rates on the Company’s $300.0 million of outstanding interest rate swaps entered into to effectively convert its 5.375% senior notes due April 2008 into floating rate debt; and

•       an increase of $1.7 million caused by additional expense related to the compounding of interest on the amount payable pursuant to the asbestos settlement agreement.

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

partially offset by;

•       an increase of $4.7 million due to the impact of higher interest rates on the Company’s $300.0 million of outstanding interest rate swaps entered into to effectively convert its 5.375% senior notes due April 2008 into floating rate debt;

•       an increase of $1.6 million caused by additional expense related to the compounding of interest on the amount payable pursuant to the asbestos settlement agreement; and

•       an increase of $1.4 million related to lower capitalized interest during the construction of capital investment projects in 2005 compared with the 2004 period.

Other Income, Net

Other income, net, was $22.0 million in 2006, $15.9 million in 2005, and $5.8 million in 2004. Included in these amounts are primarily interest and dividend income of $16.8 million, $11.1 million and $7.7 million and net foreign exchange transaction losses of $4.1 million, $4.7 million and $9.0 million in 2006, 2005 and 2004, respectively.

Loss On Debt Redemption and Repurchases

In 2004 the Company incurred losses of $32.2 million due to debt redemptions and repurchases. These losses were reflected in the statement of operations in “Loss on debt redemption and repurchases.” See below under the caption “Analysis of Historical Cash Flows—Debt Redemption and Repurchases” for further discussion of these transactions.

Income Taxes

The Company’s effective income tax rate was 31.5% in 2006, 32.1% in 2005 and 33.3% in 2004. The decrease in the 2006 effective income tax rate compared with 2005 was primarily due to a shift in the mix of foreign earnings. The Company currently expects an effective income tax rate of approximately 31.5% for 2007.

The decrease in the 2005 effective income tax rate compared with 2004 was primarily due to the reversal of reserves for tax matters for periods that closed in the relevant jurisdictions.

In 2006 and 2005 the effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the lower net effective income tax rate on foreign earnings, partially offset by the effect of state income taxes.

Net Earnings

As a result of the factors noted above, net earnings were $274.1 million in 2006, $255.8 million in 2005 and $215.6 million in 2004.

Earnings per Common Share

Basic earnings per common share were $3.38 for 2006, $3.09 for 2005 and $2.56 for 2004. Diluted earnings per common share were $2.93 for 2006, $2.69 for 2005 and $2.25 for 2004.

In calculating diluted earnings per common share, the Company’s calculation of the weighted average number of common shares for 2006, 2005 and 2004 provides for the conversion of the Company’s 3% convertible senior notes due June 2033, the assumed issuance of nine million shares of common stock reserved for the Company’s previously announced asbestos settlement and the exercise of dilutive stock options, net of assumed treasury stock repurchases. See Note 18, “Earnings Per Common Share,” of the Notes to the Consolidated Financial Statements, which is contained in Item 8 of Part II of this Annual Report on Form 10-K and is incorporated herein by reference.

Liquidity and Capital Resources

The discussion that follows contains:

•       a description of the Company’s material commitments and contingencies,

•       a description of the Company’s principal sources of liquidity,

•       a description of the Company’s outstanding indebtedness,

•       an analysis of the Company’s historical cash flows,

•       a description of the Company’s derivative financial instruments, and

•       a description of the Company’s shareholders’ equity.

Material Commitments and Contingencies

Asbestos Settlement; Commitments Related to the Cryovac Transaction

The Company recorded a charge of $850.1 million in the fourth quarter of 2002, of which $512.5 million covers a cash payment that the Company is required to make upon the effectiveness of a plan of reorganization in the bankruptcy of W. R. Grace & Co. The Company did not use cash in any period with respect to this liability, and the Company cannot predict when it will be required to make this payment. The Company currently expects to fund this payment by using a combination of accumulated cash and future cash flows from operations and funds available under its $500 million senior unsecured multi-currency credit facility or its accounts receivable securitization program, both described below, or a combination of these alternatives. The cash payment of $512.5 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. The Company has recorded this accrued interest in other current liabilities in its consolidated balance sheets, and these amounts were $123.5 million and $90.3 million at December 31, 2006 and 2005, respectively.

The Company is subject to other contingencies related to the Cryovac transaction. Note 16, “Commitments and Contingencies,” of the Notes to the Consolidated Financial Statements, which is contained in Item 8 of Part II of this Annual Report on Form 10-K, describes these contingencies under “Contingencies Related to the Cryovac Transaction” and is incorporated herein by reference.

Compliance Matters

The information set forth in Item 8 of Part II of this Annual Report on Form 10-K in Note 16, “Commitments and Contingencies,” of the Notes to the Company’s Consolidated Financial Statements under the caption “Compliance Matters” is incorporated herein by reference.

Contractual Commitments

The following table summarizes the Company’s principal contractual obligations and sets forth the amounts of required cash outlays in 2007 and future years (amounts in millions):

	Payments Due by Period
	Total	2007	2008-2009	2010-2011	Thereafter
Short-term borrowings	$20.2	$20.2	$—	$—	$—
Current portion of long-term debt exclusive of debt discounts	5.5	5.5	—	—	—
Long-term debt, exclusive of debt discounts and interest rate swap adjustments	1,839.0	—	547.1	441.3	850.6
Total debt(1)(2)	1,864.7	25.7	547.1	441.3	850.6
Operating leases	103.6	25.6	31.3	19.4	27.3
Cash portion of the asbestos settlement, including accrued interest as of December 31, 2006(3)	636.0	636.0	—	—	—
Declared 2007 first quarter quarterly cash dividend	16.1	16.1	—	—	—
Other principal contractual obligations	168.5	79.4	65.3	18.3	5.5
Total contractual cash obligations	$2,788.9	$782.8	$643.7	$479.0	$883.4

(1)          Includes principal maturities (at face value) only.

(2)          The 2010 period includes the 3% convertible senior notes since the holders of these notes have the option to require the Company to repurchase the senior notes on June 30 of 2010, 2013, 2018, 2023 and 2028. See Note 10, “Debt and Credit Facilities,” to the Consolidated Financial Statements.

(3)          This liability is reflected as a current liability due to the uncertainty of the timing of payment. Interest accrues on this amount at a rate of 5.5% per annum, compounded annually, until it becomes due and payable.

Current Portion of Long-Term Debt and Long-Term Debt—The debt shown in the above table excludes unamortized bond discounts and interest rate swap adjustments as of December 31, 2006 and therefore represents the principal amount of the debt required to be repaid in each period.

Operating Leases—In addition to the obligation to pay the principal amount of the debt obligations discussed above, the Company is obligated under the terms of various operating leases covering some of the facilities that it occupies and some production equipment, most of which are accounted for as operating leases. The contractual operating lease obligations listed in the table above represent estimated future minimum annual rental commitments under non-cancelable real and personal property leases as of December 31, 2006.

Asbestos Settlement—The asbestos settlement is described more fully in “Asbestos Settlement; Commitments Related to the Cryovac Transaction,” above.

Cash Dividend—On February 16, 2007, the Company’s Board of Directors increased the Company’s quarterly cash dividend by 33% to $0.20 per common share, declaring a quarterly cash dividend payable on the pre-split shares of the Company’s common stock on March 16, 2007 to stockholders of record at the close of business on March 2, 2007. The estimate of this liability is $16.1 million and was calculated using 80,672,810 shares of common stock that were issued and outstanding as of January 31, 2006.

Other Principal Contractual Obligations—Other principal contractual obligations include agreements to purchase an estimated amount of goods, including raw materials, or services in the normal course of business that are enforceable and legally binding and specify all significant terms, including fixed or minimum quantities to be purchased, minimum or variable price provisions and the approximate timing of the purchase.

Off-Balance Sheet Arrangements

The Company has reviewed its off-balance sheet arrangements and has determined that none of those arrangements have or are reasonably likely to have a material current or future effect on the Company’s consolidated financial statements, liquidity, capital expenditures or capital resources.  For a discussion of one such arrangement that may have a future effect that is material to investors, see “Accounts Receivable Securitization Program,” below.

Interest Payments

During 2006 and 2005, the Company paid $121.9 million and $117.0 million, respectively, in interest payments. The Company currently expects to pay from $105.0 million to $115.0 million in interest payments in 2007, including the impact of interest rate swap transactions. The actual interest paid in 2007 may be different from this amount if interest rates change or if the Company repurchases existing indebtedness or incurs indebtedness under its existing lines of credit or otherwise. This 2007 expected interest payment does not reflect payment of any accrued interest related to the asbestos settlement.

Income Tax Payments

During 2006 and 2005, the Company paid $152.6 million and $152.2 million, respectively, in income taxes. The Company currently expects to pay between $187.0 million and $197.0 million in income taxes in 2007, assuming it does not make the asbestos settlement payment in that year.

Contributions to Defined Benefit Pension Plans

The Company maintains defined benefit pension plans for a limited number of its U.S. employees and for some of its non-U.S. employees. During 2006 and 2005, the Company paid $7.8 million and $8.6 million, respectively, in employer contributions to these defined benefit pension plans. The Company currently expects employer contributions to be $6.8 million in 2007.

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

Principal Sources of Liquidity

The Company’s principal sources of liquidity are accumulated cash and short-term investments, cash flows from operations and amounts available under its existing lines of credit described below, including the credit facility, the ANZ facility and its accounts receivable securitization program.

Accumulated Cash and Cash Equivalents and Short-Term Investments

As of December 31, 2006 and 2005, the Company had accumulated cash and cash equivalents of $373.1 million and $455.8 million, respectively, and short-term investments of $33.9 million and $44.1 million, respectively. The Company’s short-term investments consist of auction rate securities, all of which are classified as available-for-sale securities. See Note 4, “Short Term Investments—Available for Sale Securities,” to the Company’s Consolidated Financial Statements, which describes these short-term investments.

Cash Flows from Operations

The Company expects that it will continue to generate significant cash flows from operations. See “Analysis of Historical Cash Flows” below.

Lines of Credit

The following table summarizes the Company’s available lines of credit and committed and uncommitted lines of credit, including the credit facity and the ANZ facility discussed below, at December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005
Used lines of credit	$30.4	$27.2
Unused lines of credit	810.6	797.6
Total available lines of credit	$841.0	$824.8
Available lines of credit—committed	$632.9	$624.7
Available lines of credit—uncommitted	208.1	200.1
Total available lines of credit	$841.0	$824.8

The Company’s principal credit lines were all committed and consisted of the credit facility and the ANZ facility. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

Revolving Credit Facilities

The Credit Facility—The Company has not borrowed under its $500.0 million unsecured multi-currency revolving credit facility since its inception in July 2005. This facility contains a provision under which the Company may request, prior to each of the first and second anniversaries of the facility, a one-year extension of the termination of the facility. The Company requested an extension effective on the first anniversary, July 26, 2006, and lenders with commitments for $457.0 million under the facility consented to the extension. Accordingly, on July 26, 2006 this extension became effective, as a result of which $43.0 million of the facility will terminate on July 26, 2010, and $457.0 million of the facility will terminate on July 26, 2011.

The credit facility is available for general corporate purposes including the payment of a portion of the $512.5 million cash payment, plus accrued interest (which was $123.5 million at December 31, 2006), required to be paid upon the effectiveness of an appropriate plan of reorganization in the

W. R. Grace & Co. bankruptcy. See Note 10, “Debt and Credit Facilities” of the Notes to the Company’s Consolidated Financial Statements for further information on this credit facility.

ANZ Facility—The Company has an Australian dollar 170 million, dual-currency revolving credit facility, known as the ANZ facility, equivalent to U.S. $132.9 million at December 31, 2006, due March 2010. A syndicate of banks made this facility available to a group of the Company’s Australian and New Zealand subsidiaries for general corporate purposes including refinancing of previously outstanding indebtedness. The Company may re-borrow amounts repaid under the ANZ facility from time to time prior to the expiration or earlier termination of the facility.

The Company borrowed under the ANZ facility during the second quarter of 2006, but it repaid those amounts in full and did not borrow further under the ANZ facility during 2006. There were no amounts outstanding under this facility at December 31, 2006 or at December 31, 2005. See Note 10, “Debt and Credit Facilities” of the Notes to the Company’s Consolidated Financial Statements for further discussion on this facility.

Other Lines of Credit

Substantially all the Company’s short-term borrowings of $20.2 million and $21.8 million at December 31, 2006 and 2005, respectively, were outstanding under lines of credit available to several of the Company’s foreign subsidiaries. The weighted average interest rate on these outstanding lines of credit was 12.5% and 12.3% at December 31, 2006 and 2005, respectively. Amounts available under these credit lines as of December 31, 2006 and 2005 were approximately $198.0 million and $200.1 million, respectively, of which approximately $177.8 million and $178.3 million, respectively, were unused.

Accounts Receivable Securitization Program

The Company’s $125.0 million receivables program has an expiration date of December 7, 2007. The receivables program contains financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these covenants at December 31, 2006.

The Company’s receivables funding subsidiary did not sell any receivables interests under the receivables program during 2006, and therefore the Company did not remove any related amounts from the consolidated assets reflected on the Company’s consolidated balance sheet at December 31, 2006.

During 2005, the Company’s receivables funding subsidiary sold an undivided ownership interest in $35 million of eligible receivables under the receivables program. Payments on the Company’s receivables that were applied to these receivables interests in accordance with the terms of the program reduced the amount of receivables interests held by the bank or the issuer of commercial paper that are parties to the program to zero during 2005. Therefore, as of December 31, 2005, neither the bank nor the issuer of commercial paper held any receivables interests, and the Company did not remove any related amounts from the assets reflected on its consolidated balance sheet at December 31, 2005.

See Note 5, “Accounts Receivable Securitization Program,” of the Notes to the Consolidated Financial Statements for additional information concerning this program.

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

Outstanding Indebtedness

At December 31, 2006 and 2005, the Company’s total debt outstanding consisted of the amounts set forth on the following table:

	December 31, 2006	December 31, 2005
Short-term borrowings	$20.2	$21.8
Current portion of long-term debt	5.5	241.4
Total current debt	25.7	263.2
Total long-term debt, less current portion	1,826.6	1,813.0
Total debt	$1,852.3	$2,076.2

5.625% Euro Notes

On July 19, 2006, the Company’s 5.625% euro notes with a face value of €200.0 million matured. These notes were included in the current portion of long-term debt at December 31, 2005. The Company used available cash of $251.7 million to retire this debt. Interest on the 5.625% euro notes was payable annually in arrears, with the final payment of $14.2 million made upon maturity of the euro notes.

Senior Notes

Included in the Company’s long-term debt is approximately $1,796.2 million of senior notes with various maturities. The next maturity will be the Company’s 5.375% senior notes which mature in April 2008. See Note 10, “Debt and Credit Facilities” of the Notes to the Company’s Consolidated Financial Statements for additional information on the Company’s debt.

Analysis of Historical Cash Flows

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $432.9 million in 2006, $363.3 million in 2005 and $436.2 million in 2004. The increase in net cash provided by operating activities in 2006 was due to various factors:

•       an increase in cash generated from accounts receivable in 2006 compared with 2005 due to an increase in cash collections during 2006 that exceeded the increase in net sales. In addition, during the 2006 period there was increased cash received from vendor rebates receivable;

•       an increase in accrued restructuring costs in 2006 due to the recording of $11.8 million of restructuring charges related to the global manufacturing strategy, partially offset by $4.5 million in cash payments in 2006 related to the 2004 restructuring program and 2006 global manufacturing charge. Cash payments related to the 2004 restructuring program made in 2005 were $16.8 million;

•       an increase in income taxes payable in the 2006 period due to higher income tax expense;

•       an increase in accrued payroll in the 2006 period partially due to higher management incentive compensation; and

•       the timing of other receipts and payments in the ordinary course of business;

partially offset by;

•       an increase in cash used for inventory in the 2006 period due to higher resin costs affecting all categories of inventory and higher raw material quantities in the 2006 period. Raw material inventory quantities were lower in the 2005 period in part due to the storm-related depletion of the Company’s resin supplies. In addition, higher inventories were needed in 2006 to support the Company’s global manufacturing strategy as projects got underway to shift production consistent with the Company’s centers of excellence approach.

The reduction in net cash provided by operating activities in 2005 compared with 2004 was due to various factors:

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

•       a reduction in cash used for inventory due to higher inventory turnover in the 2005 period, partially offset by higher raw material costs; and

•       a change in accrued interest of $11.3 million. Accrued interest increased $31.8 million in 2005 compared with an increase of $20.5 million in 2004. The increase in the 2005 period was primarily due to an increase of $31.4 million due to additional accrued interest related to the Company’s liability under the asbestos settlement agreement, which is compounded annually. The increase in 2004 was primarily due to an increase in accrued interest of $29.8 million related to the asbestos settlement agreement, partially offset by a reduction of $6.3 million in accrued interest related to the 8.75% senior notes, which were repurchased in 2003.

Net Cash Used in Investing Activities

Net cash used in investing activities amounted to $202.5 million in 2006, $88.9 million in 2005 and $91.0 million in 2004. The increase in net cash used for investing activities in 2006 compared with 2005 was primarily due to the following:

•       $53.3 million of cash used to complete acquisitions in 2006 of which $41.2 million was for the previously announced acquisition of Nelipak Holdings B.V. on January 3, 2006; and

•       an increase of $71.0 million in capital expenditures. Capital expenditures were $167.9 million in 2006 compared with $96.9 million in 2005.

The decrease in net cash used in 2005 compared with 2004 was primarily due to the following:

•       a decrease in capital expenditures. Capital expenditures in 2005 were $96.9 million compared with $102.7 million in 2004; and

•       lower levels of cash used for businesses acquired. In 2005 cash used was $0.2 million compared with $6.4 million in 2004;

partially offset by;

•       lower net proceeds from the sale of available-for-sale securities in 2005 compared with 2004. See Note 4, “Short Term Investments—Available for Sale Securities,” of the Notes to the Consolidated Financial Statements, which is contained in Item 8 of Part II of this Annual Report on Form 10-K, which describes these available-for-sale securities.

Acquisitions

Cash used to complete acquisitions was $53.3 million in 2006, $0.2 million in 2005 and $6.4 million in 2004. In each year, cash used for acquisitions was net of cash acquired in those acquisitions. The cash acquired in those acquisitions was immaterial. The Company assumed $9.6 million of debt related to the Nelipak Holdings B.V. acquisition in 2006. In 2005 and 2004, the Company did not assume any debt related to acquisitions.

Capital Expenditures

Capital expenditures were $167.9 million in 2006, $96.9 million in 2005 and $102.7 million in 2004. Capital expenditures for the Company’s food packaging segment amounted to $142.4 million, $80.7 million and $81.3 million and for the protective packaging segment amounted to $25.5 million, $16.2 million and $21.4 million in 2006, 2005 and 2004, respectively.

The increase in capital expenditures in 2006 compared with 2005 was due to investments in capacity expansion and in new technologies related to the Company’s centers of excellence approach as well as global manufacturing capital expenditures of $14.2 million.

The decrease in capital expenditures in 2005 compared with 2004 was primarily due to the completion of two new production facilities, one in the United States and one in Hungary, which the Company initiated in 2003 and completed in the early part of 2004. The improved productivity of existing assets allowed the Company to defer spending on incremental capacity in 2005.

The Company expects to continue to invest capital as it deems appropriate to expand its business, to replace depreciating property, plant and equipment, to acquire new manufacturing technology and to improve productivity. Taking into account capital expenditures in 2007 of $60.0 to $80.0 million on the Company’s global manufacturing strategy, the Company expects total capital expenditures in 2007 to range between $175.0 million and $200.0 million. This projection is based upon the Company’s capital expenditure budget for 2007, the status of approved but not yet completed capital projects, anticipated future projects including the implementation of the Company’s global manufacturing strategy and historic spending trends.

Net Cash Used in Financing Activities

Net cash used in financing activities amounted to $350.0 million in 2006, $118.4 million in 2005 and $300.3 million in 2004.

The increase in net cash used in financing activities in 2006 compared with 2005 was primarily due to the following:

•       $251.7 million of cash used to retire the Company’s 5.625% euro notes on July 19, 2006; and

•       $48.6 million of cash used in 2006 to pay dividends on the Company’s common stock;

partially offset by;

•       a decrease in cash used in 2006 for the repurchase of shares of the Company’s common stock, as discussed in “Repurchases of Capital Stock” below. Cash used in 2006 was $52.4 million compared with $116.4 million of cash used in 2005.

The decrease in net cash used in financing activities in 2005 compared with 2004 was primarily due to the following:

•       $232.3 million of cash used in 2004 for the debt repurchases and redemptions made in the fourth quarter of 2004;

partially offset by;

•       an increase in 2005 of $30.2 million in net cash used to repurchase shares of the Company’s common stock, as discussed below. In 2005, the Company used $116.4 million to repurchase its common stock compared with $86.2 million in 2004; and

•       a decrease of $20.3 million in proceeds from long-term debt in 2005 compared with 2004.

Repurchases of Capital Stock

In 2006, the Company repurchased 1,049,200 shares of its common stock, par value $0.10 per share, in open market purchases at a cost of $52.4 million. The average price per share of these common stock repurchases in 2006 was $49.90.

In 2005, the Company repurchased 2,430,200 shares of its common stock, par value $0.10 per share, in open market purchases at a cost of $116.4 million in 2005. The average price per share of these common stock repurchases in 2005 was $47.88.

In 2004, the Company repurchased 1,781,000 shares of its common stock, par value $0.10 per share, in open market purchases, at a cost of $86.2 million in 2004. The average price per share of the common stock repurchases in 2004 was $48.38.

The share repurchases described above were made under a program previously adopted by the Company’s Board of Directors. The share repurchase program authorized the repurchase of up to 16,977,147 shares of common stock, which included the Series A convertible preferred stock on an as-converted basis prior to its redemption. As of December 31, 2006, the Company had repurchased 15,376,571 shares of common stock and preferred stock on an as-converted basis, and the remaining repurchase authorization covered 1,600,576 shares of common stock. The Company may from time to time continue to repurchase its common stock.

Debt Redemption and Repurchases

2004 Debt Redemption:

On November 26, 2004, the Company used net cash of $211.8 million to redeem the entire outstanding aggregate principal amount, $177.5 million, of its 8.75% senior notes due July 1, 2008 and terminated interest rate swaps on the 8.75% senior notes having a total notional amount of $150.0 million. The Company issued the senior notes on June 26, 2001 under Rule 144A and Regulation S of the Securities Act of 1933. The Company determined the redemption price in accordance with the indenture governing the notes. The net cash used of $211.8 million consisted of cash used to purchase the senior notes at a premium plus accrued interest of $213.4 million and cash received of $1.6 million related to the termination of the interest rate swaps. The Company completed the redemption, funded with available cash, at a premium to the face amount of the notes, which resulted in a loss of $29.6 million, which the Company reflected in the statement of operations as “Loss on debt redemption and repurchases.” The annual interest expense on the redeemed notes was approximately $15.5 million, without giving effect to any interest rate swaps and the amortization of amounts related to the senior notes.

2004 Debt Repurchases

In November and December 2004, the Company used available cash of $25.2 million to repurchase in the open market $22.7 million face amount of its 6.95% senior notes due May 2009, which included accrued interest and related fees. Since the Company completed these repurchases at a premium to the face amount of the notes, it incurred a loss of $2.6 million, which the Company reflected in the statement of operations as “Loss on debt redemption and repurchases.”

The Company may from time to time continue to repurchase or otherwise retire its outstanding indebtedness.

Changes in Working Capital

At December 31, 2006, working capital (current assets less current liabilities) was $350.6 million compared with $161.9 million at December 31, 2005. The $188.7 million increase in the Company’s working capital during 2006 arose primarily from the following changes:

•       an increase of $100.3 million in inventory. This increase was due to various factors which included the following:

•        $46.6 million from the Company’s application on January 1, 2006 of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” known as SAB 108. See Note 21 to the Consolidated Financial Statements for further information on this new accounting standard;

•        $16.1 million from the effects of foreign currency translation;

•        an increase in raw materials inventory due to lower raw material inventory quantities in the 2005 period in part due to the storm-related depletion of the Company’s resin supplies; and

•        higher inventories in 2006 needed to support the Company’s global manufacturing strategy for projects began during 2006 to shift production consistent with the centers of excellence approach.

•       a decrease of $235.9 million in the current portion of long-term debt of which $251.7 million was due to the retirement of the 5.625% euro notes in July 2006;

•       an increase of $47.3 million in accounts receivable. This increase was primarily due to $30.9 million from the effects of foreign currency translation and, to a lesser extent, due to an increase in net sales in 2006, partially offset by increased cash collections which includes cash received from vendor rebates receivable;

partially offset by;

•       a decrease of $92.9 million in cash and cash equivalents and short-term investments due to $251.7 million of cash used to retire the Company’s 5.625% euro notes as noted above, $48.6 million of cash used in 2006 to pay dividends on the Company’s common stock, $53.3 million of cash used in 2006 for businesses acquired of which $41.2 million was due to the the previously announced acquisition of Nelipak Holdings B.V. on January 3, 2006, and $52.4 million of cash used to repurchase the Company’s common stock discussed above, partially offset by cash flow generated from operations;

•       an increase of $33.6 million in accounts payable, which includes $10.9 million from the effects of foreign currency. The balance of the increase was primarily due to the increased levels of inventory;

•       an increase of $28.1 million in accrued interest primarily due to an additional $33.2 million of accrued interest during 2006 related to the Company’s liability under the asbestos settlement agreement, partially offset by a decrease of $6.7 million due to the retirement of the Company’s 5.625% euro notes in July 2006; and

•       an increase of $25.5 million in accrued payroll. This increase was primarily due to increased payroll-related costs, including an increase in the accrual for management incentive compensation in 2006 since the Company met most of its 2006 performance objectives and $6.2 million from the effects of foreign currency translation.

Current and Quick Ratios

The ratio of current assets to current liabilities, known as the current ratio, was 1.2 at December 31, 2006 and 1.1 at December 31, 2005. The ratio of current assets less inventory to current liabilities, known as the quick ratio, was 0.9 at December 31, 2006 and 0.8 at December 31, 2005.

Derivative Financial Instruments

Interest Rate Swaps

The information set forth in Item 8 of Part II of this Annual Report on Form 10-K in Note 11, “Derivatives and Hedging Activities,” of the Notes to the Company’s Consolidated Financial Statements under the caption “Interest Rate Swaps” is incorporated herein by reference.

Foreign Currency Forward Contracts

At December 31, 2006, the Company was party to foreign currency forward contracts, which did not have a significant impact on the Company’s liquidity.

The information set forth in Item 8 of Part II of this Annual Report on Form 10-K in Note 11, “Derivatives and Hedging Activities,” of the Notes to the Company’s Consolidated Financial Statements under the caption “Foreign Currency Forward Contracts” is incorporated herein by reference.

For further discussion about these contracts and other financial instruments, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

Shareholders’ Equity

The Company’s shareholders’ equity was $1,654.8 million at December 31, 2006, $1,392.1 million at December 31, 2005 and $1,333.5 million at December 31, 2004.

Shareholders’ equity increased in 2006 primarily due to the following:

•       net earnings of $274.1 million;

•       a reduction in foreign currency translation adjustment of $99.0 million; and

•       $31.8 million due to the impact of the Company’s application of SAB 108. See Note 21 to the Consolidated Financial Statements for further information.

partially offset by;

•       $55.8 million from the impact of the Company’s adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” See Note 14 to the Consolidated Financial Statements for further information;

•       repurchases of the Company’s common stock, at a cost of $52.4 million; and

•       dividends paid on common stock of $48.6 million.

Shareholders’ equity increased in 2005 principally due to the following:

•       net earnings of $255.8 million;

partially offset by;

•       repurchases of the Company’s common stock, at a cost of $116.4 million; and

•       an increase in foreign currency translation adjustment of $91.9 million.

Recently Issued Statements of Financial Accounting Standards, Accounting Guidance and Disclosure Requirements

The Company is subject to numerous recently issued statements of financial accounting standards, accounting guidance and disclosure requirements. Note 22, “New Accounting Pronouncements—Recently Issued Statements of Financial Accounting Standards, Accounting Guidance and Disclosure Requirements,” of the Notes to the Consolidated Financial Statements, which is contained in Item 8 of Part II of this Annual Report on Form 10-K, describes these new accounting pronouncements and is incorporated herein by reference.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, known as US GAAP. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Estimates and assumptions are evaluated on an ongoing basis and are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates, and while any differences may be material to the Company’s consolidated financial statements, the Company does not believe that the differences, taken as a whole, will be material.

The Company believes the following accounting policies are critical to its business operations and the understanding of results of operations and affect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

Accounts Receivable—In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. Accounts receivable, as shown on the consolidated balance sheets, are net of allowances for doubtful accounts. The Company maintains accounts receivable allowances for estimated losses resulting from the inability of its customers to make required payments. Additional allowances may be required if the financial condition of the Company’s customers deteriorates.

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

Impairment of Long-Lived Assets—The Company periodically reviews long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Goodwill, in accordance with SFAS No. 142, is reviewed for possible impairment at least annually during the fourth quarter of each fiscal year. A review of goodwill may be initiated prior to conducting the annual analysis if events or changes in circumstances indicate that the carrying value of goodwill may be impaired. Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and possible impairment expense in the Company’s consolidated financial statements.

Self-Insurance—The Company retains the obligation for specified claims and losses related to property, casualty, workers’ compensation and employee benefit claims. The Company accrues for outstanding reported claims, claims that have been incurred but not reported, and projected claims based upon management’s estimates of the aggregate liability for uninsured claims using historical experience, insurance company estimates and the estimated trends in claim values. Although management believes it has the ability to adequately project and record estimated claim payments, actual results could differ significantly from the recorded liabilities.

Pensions—The Company maintains a non-contributory profit sharing plan and contributory thrift and retirement savings plan in which most U.S. employees of the Company are eligible to participate. For a limited number of its U.S. employees and for some of its non-U.S. employees, the Company maintains defined benefit pension plans. The Company accounts for these pension plans in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Under this accounting standard, the Company makes assumptions regarding the valuation of benefit obligations and performance of plan assets. The principal assumptions concern the discount rate used to measure future obligations, the expected future rate of return on plan assets, the expected rate of future compensation increases and various other actuarial assumptions. The measurement date used to determine the benefit obligations and the plan assets is December 31. In general, changes to these assumptions could have a significant impact on the costs and liabilities recorded under SFAS No. 158.

Income Taxes—The Company’s deferred tax assets arise from net deductible temporary differences and tax benefit carry forwards. The Company evaluates whether its taxable earnings during the periods when the temporary differences giving rise to deferred tax assets become deductible or when tax benefit carry forwards may be utilized should be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration dates of tax benefit carry forwards or the projected taxable earnings indicate that realization is not likely, the Company provides a valuation allowance.

In assessing the need for a valuation allowance, the Company estimates future taxable earnings, with consideration for the feasibility of ongoing tax planning strategies and the realizability of tax benefit carry forwards, to determine which deferred tax assets are more likely than not to be realized in the future. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable earnings. In the event that actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact the Company’s consolidated financial statements.

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

The Company’s interest rate swaps are described in Note 11, “Derivatives and Hedging Activities,” of the Notes to the Company’s Consolidated Financial Statements, which is contained in Part II, Item 8 of this Annual Report on Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Derivative Financial Instruments—Interest Rate Swaps” contained in Part II, Item 7 of this Annual Report on Form 10-K.

At December 31, 2006 and 2005, the Company had no collars or options outstanding.

At December 31, 2006 and 2005, the carrying value of the Company’s total debt, which includes the impact of outstanding interest rate swaps, was $1,852.3 million and $2,076.2 million, respectively. The Company’s fixed rate debt at December 31, 2006 and 2005, including the impact of interest rate swaps, was $1,531.4 million and $1,767.7 million, respectively. The fair value of the Company’s fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s total debt, including the impact of outstanding interest rate swaps, was $1,885.9 million at December 31, 2006 compared with $2,135.7 million at December 31, 2005. A hypothetical 10% decrease in interest rates would result in an increase in the fair value of the total debt balance at December 31, 2006 of $81.6 million. These changes in the fair value of the Company’s fixed rate debt do not alter the Company’s obligations to repay the outstanding principal amount of such debt.

Foreign Exchange Rates

The Company uses foreign currency forward contracts to fix the amount payable on transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at December 31, 2006 would have caused the Company to pay approximately $20.7 million to terminate these contracts.

The Company’s foreign currency forward contracts are described in Note 11, “Derivatives and Hedging Activities,” of the Notes to the Company’s Consolidated Financial Statements, which is contained in Part II, Item 8 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Derivative Financial Instruments—Foreign Currency Forward Contracts” contained in Part II, Item 7 of this Annual Report on Form 10-K.

The Company may use other derivative instruments from time to time, such as foreign exchange options to manage exposure due to foreign exchange rates and interest rate and currency swaps related to access to additional sources of international financing. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At December 31, 2006 and 2005, the Company had no foreign exchange options or interest rate and currency swap agreements outstanding.

The Company’s outstanding debt is generally denominated in the functional currency of the borrowing subsidiary. The Company believes that this enables it to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $34.4 million and $262.8 million at December 31, 2006 and 2005, respectively. The decrease in 2006 compared with 2005 was due to the maturity of the Company’s 5.625% euro notes with a face value of €200.0 million as discussed above.

Commodities

The Company uses various commodity raw materials such as plastic resins and energy products such as electric power and natural gas in conjunction with its manufacturing processes. Generally, the Company acquires these components at market prices and does not use financial instruments to hedge commodity prices. Moreover, the Company’s supply chain team seeks to maintain appropriate levels of commodity raw material inventories thus minimizing the expense and risks of carrying excess inventories. The Company does not typically purchase substantial quantities in advance of production requirements. As a result, the Company is exposed to market risks related to changes in commodity prices of these components.

Item 8.                        Financial Statements and Supplementary Data

The following consolidated financial statements of the Company are filed as part of this report.

Sealed Air Corporation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Sealed Air Corporation:

We have audited the accompanying consolidated balance sheets of Sealed Air Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited consolidated financial statement Schedule II—Valuation and qualifying accounts and reserves. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sealed Air Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 21 to the consolidated financial statements, the Company changed its method of quantifying errors effective January 1, 2006. Also, as discussed in Note 14 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other post-retirement plans effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sealed Air Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO),” and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP

Short Hills, New Jersey
February 27, 2007

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2006, 2005 and 2004
(In millions of dollars, except for per share data)

	2006	2005	2004
Net sales	$4,327.9	$4,085.1	$3,798.1
Cost of sales	3,087.8	2,927.1	2,636.0
Gross profit	1,240.1	1,158.0	1,162.1
Marketing, administrative and development expenses	701.1	645.9	626.1
Restructuring and other charges	12.9	1.7	33.0
Operating profit	526.1	510.4	503.0
Interest expense	(148.0)	(149.7)	(153.7)
Loss on debt redemption and repurchases	—	—	(32.2)
Other income, net	22.0	15.9	5.8
Earnings before income tax expense	400.1	376.6	322.9
Income tax expense	126.0	120.8	107.3
Net earnings	$274.1	$255.8	$215.6
Earnings per common share:
Basic	$3.38	$3.09	$2.56
Diluted	$2.93	$2.69	$2.25

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005
(In millions of dollars, except share data)

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$373.1	$455.8
Short-term investments—available-for-sale securities	33.9	44.1
Accounts receivable, net of allowance for doubtful accounts of $17.5 in 2006 and $16.6 in 2005	721.3	674.0
Inventories	509.4	409.1
Prepaid expenses and other current assets	18.2	11.4
Deferred income taxes	100.8	101.0
Total current assets	1,756.7	1,695.4
Property and equipment, net	970.1	911.2
Goodwill	1,957.1	1,908.8
Deferred income taxes	175.4	130.4
Other assets	161.6	218.4
Total Assets	$5,020.9	$4,864.2
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$20.2	$21.8
Current portion of long-term debt	5.5	241.4
Accounts payable	283.9	250.3
Deferred income taxes	7.8	4.6
Asbestos settlement liability	512.5	512.5
Other current liabilities	576.2	502.9
Total current liabilities	1,406.1	1,533.5
Long-term debt, less current portion	1,826.6	1,813.0
Deferred income taxes	7.6	23.9
Other liabilities	125.8	101.7
Total Liabilities	3,366.1	3,472.1
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.10 par value per share. Authorized 50,000,000 shares; no shares issued in 2006 and 2005	—	—
Common stock, $0.10 par value per share. Authorized 400,000,000 shares; issued 86,488,913 shares in 2006 and 86,142,741 shares in 2005	8.6	8.6
Common stock reserved for issuance related to asbestos settlement, 9,000,000 shares, $0.10 par value per share, in 2006 and 2005	0.9	0.9
Additional paid-in capital	1,075.9	1,075.5
Retained earnings	972.4	715.1
Deferred compensation	—	(17.8)
	2,057.8	1,782.3
Minimum pension liability, net of taxes	—	(5.3)
Unamortized pension, net of taxes	(60.2)	—
Cumulative translation adjustment	(70.7)	(169.7)
Unrecognized gain on derivative instruments, net of taxes	6.1	6.8
Accumulated other comprehensive loss	(124.8)	(168.2)
Cost of treasury common stock, 5,823,885 shares in 2006 and 4,691,086 shares in 2005	(278.2)	(222.0)
Total Shareholders’ Equity	1,654.8	1,392.1
Total Liabilities and Shareholders’ Equity	$5,020.9	$4,864.2

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2006, 2005 and 2004
(In millions of dollars)

	Common Stock	Common Stock Reserved for Issuance Related to Asbestos Settlement	Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Common Stock	Total
Balance at January 1, 2004	$8.6	$0.9	$1,046.9	$243.7	$(16.3)	$(140.6)	$(19.6)	$1,123.6
Effect of contingent stock transactions, net	—	—	11.6	—	(1.6)	—	(0.2)	9.8
Shares issued for non-cash compensation	—	—	0.2	—	—	—	—	0.2
Shares issued for pre-paid royalties to a non-employee	—	—	—	—	—	—	2.3	2.3
Exercise of stock options	—	—	1.1	—	—	—	—	1.1
Purchase of common stock	—	—	—	—	—	—	(86.2)	(86.2)
FAS 87 pension adjustment, net of taxes	—	—	—	—	—	(1.7)	—	(1.7)
Foreign currency translation	—	—	—	—	—	69.2	—	69.2
Unrecognized loss on derivative instruments, net of taxes	—	—	—	—	—	(0.4)	—	(0.4)
Net earnings	—	—	—	215.6	—	—	—	215.6
Balance at December 31, 2004	8.6	0.9	1,059.8	459.3	(17.9)	(73.5)	(103.7)	1,333.5
Effect of contingent stock transactions, net	—	—	12.9	—	0.1	—	(1.9)	11.1
Shares issued for non-cash compensation	—	—	0.1	—	—	—	—	0.1
Pre-paid royalties to a non-employee	—	—	0.2	—	—	—	—	0.2
Exercise of stock options	—	—	2.5	—	—	—	—	2.5
Purchase of common stock	—	—	—	—	—	—	(116.4)	(116.4)
FAS 87 pension adjustment, net of taxes	—	—	—	—	—	(2.0)	—	(2.0)
Foreign currency translation	—	—	—	—	—	(91.9)	—	(91.9)
Unrecognized loss on derivative instruments, net of taxes	—	—	—	—	—	(0.8)	—	(0.8)
Net earnings	—	—	—	255.8	—	—	—	255.8
Balance at December 31, 2005	8.6	0.9	$1,075.5	715.1	(17.8)	(168.2)	(222.0)	1,392.1
Adjustment for the cumulative effect on prior years of the application of SAB No. 108, net of tax	—	—	—	31.8	—	—	—	31.8
Adjustment for the adoption of SFAS No, 123 (revised)	—	—	(17.8)	—	17.8	—	—	—
Effect of contingent stock transactions, net	—	—	15.2	—	—	—	(3.8)	11.4
Shares issued for non-cash compensation	—	—	0.3	—	—	—	—	0.3
Pre-paid royalties to a non-employee	—	—	(0.2)	—	—	—	—	(0.2)
Exercise of stock options	—	—	2.9	—	—	—	—	2.9
Purchase of common stock	—	—	—	—	—	—	(52.4)	(52.4)
FAS 87 pension adjustment, net of taxes	—	—	—	—	—	0.9	—	0.9
Foreign currency translation	—	—	—	—	—	99.0	—	99.0
Unrecognized loss on derivative instruments, net of taxes	—	—	—	—	—	(0.7)	—	(0.7)
Adjustment for the cumulative effect of the adoption of SFAS No. 158, net of tax	—	—	—	—	—	(55.8)	—	(55.8)
Net earnings	—	—	—	274.1	—	—	—	274.1
Dividends on common stock	—	—	—	(48.6)	—	—	—	(48.6)
Balance at December 31, 2006	$8.6	$0.9	$1,075.9	$972.4	$—	$(124.8)	$(278.2)	$1,654.8

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004
(In millions of dollars)

	2006	2005	2004
Cash flows from operating activities:
Net earnings	$274.1	$255.8	$215.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	148.4	155.8	159.6
Other amortization	19.6	18.8	19.9
Amortization of senior debt related items and other	2.8	3.2	3.2
Non-cash portion of restructuring and other charges	—	—	10.3
Deferred tax provisions	(44.7)	(29.8)	(32.7)
Net loss on long-term debt redemption and repurchases	—	—	32.2
Net (gain) loss on disposals of property and equipment	(3.0)	(1.6)	0.9
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(7.4)	(36.7)	(19.1)
Inventories	(33.6)	(7.0)	(29.1)
Other current assets	(4.8)	5.8	2.4
Other assets	5.7	(10.9)	(16.3)
Accounts payable	15.6	16.7	48.5
Other current liabilities	56.6	(5.1)	40.1
Other liabilities	3.6	(1.7)	0.7
Net cash provided by operating activities	432.9	363.3	436.2
Cash flows from investing activities:
Capital expenditures for property and equipment	(167.9)	(96.9)	(102.7)
Purchases of available-for-sale securities	(273.6)	(339.8)	(403.0)
Sale of available-for-sale securities	283.7	349.8	416.1
Proceeds from sales of property and equipment	15.6	3.3	5.0
Businesses acquired in purchase transactions, net of cash acquired	(53.3)	(0.2)	(6.4)
Other investing activities	(7.0)	(5.1)	—
Net cash used in investing activities	(202.5)	(88.9)	(91.0)
Cash flows from financing activities:
Proceeds from long-term debt	25.8	0.1	20.4
Payment of long-term debt, including debt redemption and repurchases	(275.4)	(4.1)	(237.8)
Payment of senior debt issuance costs	—	(1.8)	—
Net proceeds from the termination of interest rate swap agreements	—	—	1.6
Net (payments of) proceeds from short-term borrowings	(2.2)	1.3	0.6
Repurchases of common stock	(52.4)	(116.4)	(86.2)
Dividends paid on common stock	(48.6)	—	—
Proceeds from stock option exercises	2.8	2.5	1.1
Net cash used in financing activities	(350.0)	(118.4)	(300.3)
Effect of exchange rate changes on cash and cash equivalents	36.9	(58.2)	15.3
Cash and cash equivalents:
Net change during the period	(82.7)	97.8	60.2
Balance, beginning of period	455.8	358.0	297.8
Balance, end of period	$373.1	$455.8	$358.0

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2006, 2005 and 2004
(In millions of dollars)

	2006	2005	2004
Net earnings	$274.1	$255.8	$215.6
Other comprehensive income (loss):
Minimum pension liability, net of income tax expense (benefit) of $0.4, $(1.1) and $(1.0) in 2006, 2005 and 2004, respectively	0.9	(2.0)	(1.7)
Unrecognized loss on derivative instruments, net of income tax benefit in 2006, 2005 and 2004 of $0.4	(0.7)	(0.8)	(0.4)
Foreign currency translation adjustments	99.0	(91.9)	69.2
Comprehensive income	$373.3	$161.1	$282.7

See accompanying Notes to Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in tables in millions of dollars, except share and per share data)

Note 1 General

Sealed Air Corporation (the “Company”), operating through its subsidiaries, manufactures and sells a wide range of food and protective packaging products.

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

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company has eliminated all significant inter-company transactions and balances in consolidation. All amounts are approximate due to rounding. Prior period amounts have been reclassified to conform to the current year’s presentation. The principal reclassification was related to investing activities of $5.1 million which were reclassified from operating activities to investing activities in the Company’s 2005 consolidated statement of cash flows. This reclassification had no impact on the consolidated statements of operations or the consolidated balance sheets and was immaterial to the Company’s consolidated statement of cash flows.

The Company, in accordance with Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (SAB 108) increased its beginning retained earnings for fiscal 2006 in the accompanying consolidated financial statements. See Note 21 for additional information on the application of SAB 108.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, known as U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. These estimates include assessing the collectibility of accounts receivable, the use and recoverability of inventory, the realization of deferred tax assets, useful lives and recoverability of tangible and intangible assets, assumptions used in the Company’s defined benefit pension plans, estimates related to self-insurance such as the aggregate liability for uninsured claims using historical experience, insurance company estimates and estimated trends in claim values, valuation allowances related to deferred taxes, and accruals for commitments and contingencies, among others. The Company reviews estimates and assumptions periodically and reflects the effects of revisions in the consolidated financial statements in the period it determines any revisions to be necessary. Actual results could differ from these estimates.

Financial Instruments

The Company may use cross currency swaps, interest rate swaps, caps and collars, U.S. Treasury lock agreements and foreign exchange forward contracts and options relating to the Company’s borrowing and trade activities.

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

The Company reports all derivative instruments on its balance sheet at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes. Prior to entering into any derivative transaction, the Company identifies the specific financial risk it faces, the appropriate hedging instrument to use to reduce the risk, and the correlation between the financial risk and the hedging instrument. The Company uses purchase orders and historical data as the basis for determining the anticipated values of the transactions to be hedged. The Company does not enter into derivative transactions that do not have a high correlation with the underlying financial risk. The Company regularly reviews its hedge positions and the correlation between the transaction risks and the hedging instruments.

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

The Company’s practice is to terminate derivative transactions if the underlying asset or liability matures or is sold or terminated, or if the Company determines the underlying forecasted transaction is no longer probable of occurring. Any deferred gains or losses associated with derivative instruments, which on infrequent occasions may be terminated prior to maturity, are recognized in the statement of operations over the period in which the income or expense on the underlying hedged transaction is recognized.

Foreign Currency Translation

In non-U.S. locations that are not considered highly inflationary, the Company translates the balance sheets at the end of period exchange rates with translation adjustments accumulated in shareholders’ equity. The Company translates the statements of operations at the average exchange rates during the applicable period. The Company translates assets and liabilities of its operations in countries with highly inflationary economies at the end of period exchange rates, except that it translates specified financial statement amounts at historical exchange rates. The Company translates items reflected in statements of operations of its operations in countries with highly inflationary economies at average rates of exchange prevailing during the period, except that it translates specified financial statement amounts at historical exchange rates.

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

Revenue Recognition

The Company’s revenue earning activities primarily involve manufacturing and selling products, and the Company considers revenues to be earned when the Company has completed the process by which it is entitled to receive consideration. The following criteria are used for revenue recognition: persuasive evidence that an arrangement exists, shipment has occurred, selling price is fixed or determinable, and collection is reasonably assured.

Research and Development

The Company expenses research and development costs as incurred. Research and development costs were $78.2 million, $75.8 million and $73.2 million in 2006, 2005 and 2004, respectively.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board, commonly referred to as the FASB, issued SFAS No. 123 (revised), “Share-Based Payment” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (revised) covers a wide range of share-based compensation arrangements and requires that the compensation cost related to these types of payment transactions be recognized in financial statements. Cost is measured based on the fair value of the equity or liability instruments issued. The Company’s primary stock-based employee compensation program is its 2005 Contingent Stock Plan, which replaced the 1998 Contingent Stock Plan. See Note 17 for further information on these plans.

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

Income Taxes

The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. The Company’s non-U.S. subsidiaries file income tax returns in their respective local jurisdictions. The Company provides for income taxes on those portions of its foreign subsidiaries’ accumulated earnings that it believes are not reinvested indefinitely in their businesses.

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

In assessing the need for a valuation allowance, the Company estimates future taxable earnings, with consideration for the feasibility of ongoing tax planning strategies and the realizability of tax benefit carry forwards, to determine which deferred tax assets are more likely than not to be realized in the future. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable earnings. In the event that actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially affect the Company’s consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company’s policy is to invest cash in excess of short-term operating and debt service requirements in cash equivalents and short-term investments (discussed below). These instruments are stated at cost, which approximates market value because of the short maturity of the instruments.

Short-Term Investments—Available-for-Sale Securities

The Company’s short-term investments consist of auction rate securities, which are classified as available-for-sale securities. The Company determines the classification at the time of purchase and reassesses it as of each balance sheet date. Available-for-sale securities are marked-to-market based on quoted market values of the securities, with the unrealized gains or losses, if any, reported as a component of accumulated other comprehensive income (loss), net of tax. The Company recognizes realized gains and losses on the sales of the securities on a specific identification method and includes them in other income, net, in its consolidated statement of operations. The Company includes interest and dividends on securities classified as available-for-sale in other income, net. The Company has classified its available-for-sale securities as current assets regardless of their maturity as they are highly liquid and available for use in current operations.

Accounts Receivable Securitization

The Company’s two primary U.S. operating subsidiaries are party to an accounts receivable securitization program under which they sell eligible U.S. accounts receivable to an indirectly wholly-owned subsidiary of the Company that was formed for the sole purpose of entering into this program. The wholly-owned subsidiary in turn may sell an undivided ownership interest in these receivables to a bank or an issuer of commercial paper administered by that bank. The wholly-owned subsidiary retains the receivables it purchases from the two operating subsidiaries, except those as to which it sells interests to the bank or to the issuer of commercial paper. If the wholly-owned subsidiary sells undivided ownership interests in receivables, the Company removes the transferred ownership interest amounts from its consolidated balance sheet at the time of the sale and reflects the proceeds from the sale in cash provided by operating activities in the consolidated statement of cash flows.

The Company reflects retained receivables in accounts receivable on its consolidated balance sheet, and the carrying amounts thereof approximate fair value because of the relatively short-term nature of the receivables. The Company reflects costs associated with the sale of receivables in other income, net, in the Company’s consolidated statement of operations.

Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. Accounts receivable, as shown on the consolidated balance sheets, are net of allowances for doubtful accounts. The Company maintains accounts receivable allowances for estimated losses resulting from the inability of its customers to make required payments. Additional allowances may be required if the financial condition of the Company’s customers deteriorates.

Inventories

The Company determines the cost of most U.S. inventories on a last-in, first-out or LIFO cost flow basis. The cost of U.S. equipment inventories and most non-U.S. inventories is determined on a first-in, first-out or FIFO cost flow basis. The Company states inventories at the lower of cost or market. The sale of inventory and the related accounts receivable are classified as an operating activity in the Company’s consolidated statements of cash flows.

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

The Company depreciates the cost of property and equipment over its estimated useful life on a straight-line basis as follows: buildings—20 to 40 years; machinery and equipment—5 to 10 years and other property and equipment—3 to 10 years.

Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired and liabilities assumed in business combinations. The Company reflects identifiable intangible assets in other assets at cost. These assets consist primarily of patents, licenses, trademarks and non-compete agreements. The Company amortizes them over the shorter of their stated or statutory duration or their estimated useful lives on a straight-line basis, generally ranging from 3 to 20 years. Identifiable intangibles, other than goodwill, individually and in the aggregate comprise less than 5% of the Company’s consolidated assets and therefore are immaterial to the Company’s consolidated balance sheets.

The Company uses the purchase method of accounting for all business combinations and does not amortize goodwill and intangible assets with indefinite useful lives, but instead tests such assets for impairment on a reporting unit basis annually. The Company may initiate a review of goodwill prior to conducting the annual analysis if events or changes in circumstances indicate that the carrying value of goodwill may be impaired.

A reporting unit is the operating segment unless, at businesses one level below that operating segment—the “component” level—discrete financial information is prepared and regularly reviewed by management, and the component has economic characteristics that are different from the economic characteristics of the other components of the operating segment, in which case the component is the reporting unit. The Company uses a fair value approach to test goodwill for impairment. The Company must recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. The Company derives an estimate of fair values for the Company as a whole and for each of the Company’s reporting units using an income approach, which uses forecasted earnings and cash flows, and a market approach, which uses comparisons to other businesses. The Company performs this annual test for impairment during the fourth quarter of each year. In addition,  the Company amortizes its intangible assets with definite useful lives over their respective estimated useful lives to their estimated residual values and reviews these for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Long-Lived Assets

Impairment of Long-Lived Assets

The Company periodically reviews long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company recognizes impairments when the expected future undiscounted cash flows derived from long-lived assets are less than their carrying value. For these cases, the Company recognizes losses in an amount equal to the difference between the fair value and the carrying amount. The Company records assets to be disposed of by sale or abandonment, where management has the current ability to remove these assets from operations, at the lower of carrying amount or fair value less cost of disposition. The Company suspends depreciation for these assets during the disposal period, which is generally less than one year. Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and possible impairment expense in the Company’s consolidated financial statements.

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

Self-Insurance

The Company retains the obligation for specified claims and losses related to property, casualty, workers’ compensation and employee benefit claims. The Company accrues for outstanding reported claims, claims that have been incurred but not reported and projected claims based upon management’s estimates of the aggregate liability for uninsured claims using historical experience, insurance company estimates and the estimated trends in claim values. Although management believes it has the ability to adequately project and record estimated claim payments, it is possible that actual results could differ significantly from the recorded liabilities.

Pensions

The Company maintains a non-contributory profit sharing plan and contributory thrift and retirement savings plan in which most U.S. employees of the Company are eligible to participate. For a limited number of its U.S. employees and for some of its non-U.S. employees, the Company maintains defined benefit pension plans. The Company accounts for these pension plans in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Under this accounting standard, the Company makes assumptions regarding the valuation of benefit obligations and performance of plan assets. The principal assumptions concern the discount rate used to measure future obligations, the expected future rate of return on plan assets, the expected rate of future compensation increases and various other actuarial assumptions. The measurement date used to determine the benefit obligations and the plan assets is December 31. In general, changes to these assumptions could have a significant impact on the costs and liabilities recorded under SFAS No. 158.

Earnings per Common Share

The Company calculates basic earnings per common share by dividing net earnings ascribed to common shareholders by the weighted average common shares outstanding for the period. The computation of diluted earnings per common share is similar, except that the weighted average common shares outstanding for the period are adjusted to reflect the potential issuance of dilutive shares, which includes the assumed issuance of asbestos settlement shares and the effect of the conversion of the Company’s 3% convertible senior notes, and net earnings ascribed to common shareholders are adjusted to reflect the reduction to interest expense, net of income taxes, that would occur as a result of the assumed conversion of the 3% convertible senior notes.

Note 3 Business Segment Information

The Company operates in two reportable business segments: (i) Food Packaging and (ii) Protective Packaging. The Food Packaging segment comprises primarily the Company’s Cryovac® food packaging products. The Protective Packaging segment includes the aggregation of the Company’s protective packaging products and shrink packaging products, all of which products are used principally for non-food packaging applications.

The Food Packaging segment consists primarily of flexible materials and related systems such as shrink bag and film products, non-shrink films, and associated packaging equipment systems marketed and sold primarily under the Cryovac® trademark. Customers use these products to package a broad range of perishable foods, as well as medical products. Also included in this segment are rigid packaging and absorbent pads, such as foam and solid plastic trays and containers for the packaging of a wide variety of food products and absorbent pads used for the packaging of meat, fish and poultry. Net sales of flexible materials and related systems were: 2006—$2,247.6 million; 2005—$2,122.8 million; and 2004—$1,976.5 million. Net sales of rigid packaging and absorbent pads were: 2006—$455.3 million; 2005—$409.3 million; and 2004—$370.4 million. The Company primarily sells products in this segment to food processors, distributors, supermarket retailers and food service businesses.

The Protective Packaging segment consists primarily of cushioning and surface protection products such as Bubble Wrap® cushioning and other air cellular cushioning materials; shrink and non-shrink films principally for non-food applications; polyurethane foam packaging systems sold under the Instapak® trademark; polyethylene foam sheets and planks; Jiffy® mailers and bags and other protective and durable mailers and bags; paper-based protective packaging materials; suspension and retention packaging; inflatable packaging; and packaging systems. Net sales of cushioning and surface protection products were: 2006—$1,568.5 million; 2005—$1,502.0 million; and 2004—$1,396.4 million. Net sales of other products for 2006, 2005 and 2004 were approximately 1% of consolidated net sales. The Company primarily sells products in this segment to distributors and manufacturers in a wide variety of industries.

	2006	2005	2004
Net sales
Food Packaging	$2,702.9	$2,532.1	$2,346.9
Protective Packaging	1,625.0	1,553.0	1,451.2
Total	$4,327.9	$4,085.1	$3,798.1
Operating profit
Food Packaging	$311.0	$324.1	$319.3
Protective Packaging	228.7	189.0	217.6
Total segments	539.7	513.1	536.9
Restructuring and other charges(1)	(12.9)	(1.7)	(33.0)
Unallocated corporate operating expenses	(0.7)	(1.0)	(0.9)
Total	$526.1	$510.4	$503.0
Depreciation and amortization(2)
Food Packaging	$115.5	$115.1	$117.3
Protective Packaging	52.5	59.5	62.2
Total	$168.0	$174.6	$179.5
Capital expenditures(2)
Food Packaging	$142.4	$80.7	$81.3
Protective Packaging	25.5	16.2	21.4
Total	$167.9	$96.9	$102.7
Assets(2)
Food Packaging	$1,970.6	$1,875.9	$1,842.8
Protective Packaging	962.7	947.1	961.5
Total segments	2,933.3	2,823.0	2,804.3
Corporate (including goodwill of $1,957.1, $1,908.8 and $1,918.0 in 2006, 2005 and 2004, respectively)	2,087.6	2,041.2	2,050.7
Total	$5,020.9	$4,864.2	$4,855.0

(1)          In 2006, includes a charge of $13.0 for Food Packaging and a credit of $0.1 for Protective Packaging. In 2005, includes a charge of $0.8 for Food Packaging and a charge of $0.9 for Protective Packaging. In 2004, includes a charge of $28.8 for Food Packaging and a charge of $4.2 for Protective Packaging.

(2)          The Company uses plant, equipment and other resources of the Food Packaging segment to manufacture films sold by the Protective Packaging segment for non-food applications. The Company allocates a proportionate share of capital expenditures, assets, depreciation and other costs of manufacturing to the Protective Packaging segment.

Geographic Information

	2006	2005	2004
Net sales:(1)
United States	$2,066.3	$1,972.9	$1,851.8
Canada	148.1	140.3	126.9
Europe	1,254.2	1,172.7	1,111.6
Latin America	349.5	297.1	259.4
Asia Pacific	509.8	502.1	448.4
Total	$4,327.9	$4,085.1	$3,798.1
Total long-lived assets:(1)
United States	$2,340.2	$2,343.9	$2,378.6
Canada	15.9	29.1	30.4
Europe	486.7	446.2	510.9
Latin America	85.7	63.3	52.5
Asia Pacific	160.3	155.9	169.7
Total(2)	$3,088.8	$3,038.4	$3,142.1

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

The allocation of goodwill in accordance with SFAS No. 142 for the years ended December 31, 2006 and 2005 was as follows:

	Balance at Beginning of Period	Goodwill Acquired	Foreign Currency Translation and Other	Balance at End of Period
Year Ended December 31, 2006
Food Packaging	$540.4	$31.9	$14.9	$587.2
Protective Packaging	1,368.4	0.4	1.1	1,369.9
Total	$1,908.8	$32.3	$16.0	$1,957.1
Year Ended December 31, 2005
Food Packaging	$549.8	$0.7	$(10.1)	$540.4
Protective Packaging	1,368.2	0.8	(0.6)	1,368.4
Total	$1,918.0	$1.5	$(10.7)	$1,908.8

See Note 20, “Acquisitions,” for additional information on the goodwill acquired during 2006.

Note 4 Short Term Investments—Available-for-Sale Securities

At December 31, 2006 and 2005, the Company’s available-for-sale securities consisted of auction rate securities for which interest or dividend rates are generally re-set for periods of up to 90 days. At December 31, 2006, the Company held $33.9 million of auction rate securities which were investments in preferred stock with no maturity dates. At December 31, 2005, the Company held $44.1 million of auction rate securities, of which $34.7 million were investments in preferred stock with no maturity dates and $9.4 million were investments in other auction rate securities with contractual maturities in 2031.

At December 31, 2006 and 2005, the fair value of the available-for-sale securities held by the Company was equal to their cost. There were no gross realized gains or losses from the sale of available-for-sale securities in 2006 and 2005.

Note 5 Accounts Receivable Securitization Program

In December 2001, the Company and a group of its U.S. subsidiaries entered into an accounts receivable securitization program with a bank and an issuer of commercial paper administered by the bank. On December 7, 2004, which was the scheduled expiration date of this program, the parties extended this program for an additional term of three years ending December 7, 2007.

Under this receivables program, the Company’s two primary operating subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US), sell all of their eligible U.S. accounts receivable to Sealed Air Funding Corporation, an indirectly wholly-owned subsidiary of the Company that was formed for the sole purpose of entering into the receivables program. Sealed Air Funding in turn may sell undivided ownership interests in these receivables to the bank and the issuer of commercial paper, subject to specified conditions, up to a maximum of $125.0 million of receivables interests outstanding from time to time.

Sealed Air Funding retains the receivables it purchases from the operating subsidiaries, except those as to which it sells receivables interests to the bank or the issuer of commercial paper. The Company has structured the sales of accounts receivable by the operating subsidiaries to Sealed Air Funding, and the sales of receivables interests from Sealed Air Funding to the bank and the issuer of commercial paper, as “true sales” under applicable laws. The assets of Sealed Air Funding are not available to pay any creditors of the Company or of the Company’s other subsidiaries or affiliates. The Company accounts for these transactions as sales of receivables under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”

To secure the performance of their obligations under the receivables program, Sealed Air Funding and the operating subsidiaries granted a first priority security interest to the bank, as agent, in accounts receivable owned by them, proceeds and collections of those receivables and other collateral. The bank and the issuer of commercial paper have no recourse to the Company’s, the operating subsidiaries’ or Sealed Air Funding’s other assets for any losses resulting from the financial inability of customers to pay amounts due on the receivables when they become due. As long as a termination event with respect to the receivables program has not occurred, the operating subsidiaries service, administer and collect the receivables under the receivables program as agents on behalf of Sealed Air Funding, the bank and the issuer of commercial paper.

Prior to a termination event under the receivables program, Sealed Air Funding uses collections of receivables not otherwise required to be paid to the bank or the issuer of commercial paper to purchase new eligible receivables from the operating subsidiaries. The Company has undertaken to cause the operating subsidiaries to perform their obligations under the receivables program.

The receivables program contains financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these ratios at December 31, 2006.

Under limited circumstances, the bank and the issuer of commercial paper can terminate purchases of receivables interests prior to the above dates. A downgrade of the Company’s long-term senior unsecured debt to BB- or below by Standard & Poor’s Rating Services or Ba3 or below by Moody’s Investors Service, Inc., or failure to comply with interest coverage and debt leverage ratios could result in termination of the receivables program.

The operating subsidiaries did not sell any receivables interests under the receivables program during 2006, and therefore the Company did not remove any related amounts from the consolidated assets reflected on the Company’s consolidated balance sheet at December 31, 2006.

During 2005, Sealed Air Funding sold an undivided ownership interest in $35.0 million of eligible receivables under the receivables program. Payments on the Company’s receivables that were applied to these receivables interests in accordance with the terms of the program reduced the amount of receivables interests held by the bank or the issuer of commercial paper that are parties to the program to zero during 2005. Therefore, as of December 31, 2005, neither the bank nor the issuer of commercial paper held any receivables interests and the Company did not remove any related amounts from the assets reflected on its consolidated balance sheet at December 31, 2005.

At December 31, 2006 and 2005, the receivables program provided for a program fee of 0.375% per annum on the greater of the unpaid amount of the receivables interests sold by Sealed Air Funding and 50% of the $125.0 million purchase limit under the program. The receivables program also provided for a commitment fee of 0.20% per annum on the lesser of the unused portion of the program and 50% of the purchase limit under the program.

The costs associated with the receivables program are reflected in other income, net, in the Company’s consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004. These costs primarily relate to program and commitment fees and other associated costs, which were $0.3 million, $0.4 million and $0.5 million for 2006, 2005 and 2004, respectively. The costs related to the loss on the sale of the receivables interests to the bank or the issuer of commercial paper during 2005 were immaterial. There were no costs related to the loss on the sale of receivables interests in 2006 and 2004 since the Company did not sell any receivables interests during those years.

Note 6 Inventories

	December 31,
	2006	2005
Inventories (at FIFO, which approximates replacement value)
Raw materials	$108.7	$97.9
Work in process	107.7	90.1
Finished goods	341.7	256.7
Subtotal	558.1	444.7
Reduction of certain inventories to LIFO basis	(48.7)	(35.6)
Total	$509.4	$409.1

The Company determines the value of non-equipment U.S. inventories by the last-in, first-out or LIFO inventory method. The value of U.S. inventories determined by that method amounted to $127.0 million and $139.2 million at December 31, 2006 and 2005, respectively. If the Company had used the first-in, first-out or FIFO inventory method, which approximates replacement value, for these inventories, the balances would have been $48.7 million and $35.6 million higher at December 31, 2006 and 2005, respectively.

Due to the application of SAB 108 on January 1, 2006, the Company recorded a pre-tax adjustment to inventories. See Note 21 for further discussion.

Note 7 Property and Equipment

	December 31,
	2006	2005
Land and improvements	$35.7	$32.8
Buildings	516.2	508.6
Machinery and equipment	2,054.2	1,917.7
Other property and equipment	135.9	126.9
Construction-in-progress	139.6	66.7
	2,881.6	2,652.7
Accumulated depreciation and amortization	(1,911.5)	(1,741.5)
Property and equipment, net	$970.1	$911.2

Interest cost capitalized during 2006, 2005 and 2004 was $5.2 million, $3.4 million and $4.7 million, respectively.

Note 8 Goodwill and Identifiable Intangible Assets

Goodwill

As of December 31, 2006 and 2005, the Company had unamortized goodwill in the amount of $1,957.1 million and $1,908.8 million, respectively. Goodwill and intangible assets with indefinite useful lives have to be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company completed its annual testing for impairment for 2006, 2005 and 2004 during the fourth quarter of each year and determined that no impairment charge was necessary on a reporting unit basis in any of the periods. See Note 3, “Business Segment Information,” for the allocation of goodwill by business segment.

Identifiable Intangible Assets

As of December 31, 2006 and 2005, the Company had identifiable intangible assets with definite useful lives with a gross carrying value of $53.9 million and $59.4 million, respectively, less accumulated amortization of $37.0 million and $47.9 million, respectively. These identifiable intangible assets are included in other assets and are considered immaterial to the Company’s consolidated balance sheets. Amortization of identifiable intangible assets was approximately $5.0 million for 2006. Assuming no change in the gross carrying value of identifiable intangible assets from the value at December 31, 2006, the estimated amortization for future years is as follows: 2007—$4.0 million; 2008—$3.1 million; 2009—$2.2 million; 2010—$1.2 million; and 2011—$1.1 million. At December 31, 2006 and 2005, there were no identifiable intangible assets, other than goodwill, with indefinite useful lives as defined by SFAS No. 142.

Note 9 Other Liabilities

	December 31,
	2006	2005
Other current liabilities:
Accrued salaries, wages and related costs	$154.3	$128.8
Accrued operating expenses	101.5	90.7
Income taxes payable	86.2	73.4
Accrued customer volume rebates	67.9	76.7
Accrued interest	156.4	128.3
Accrued employee benefit liability (Note 14)	2.3	—
Accrued restructuring costs (Note 13)	7.6	5.0
Total	$576.2	$502.9

	December 31,
	2006	2005
Other liabilities:
Accrued employee benefit liability (Note 14)	$72.1	$50.9
Other postretirement liability	2.5	2.3
Accrued restructuring costs (Note 13)	5.3	0.4
Other various liabilities	45.9	48.1
Total	$125.8	$101.7

Note 10 Debt and Credit Facilities

At December 31, 2006 and 2005, the Company’s total debt outstanding consisted of the amounts set forth on the following table:

	December 31, 2006	December 31, 2005
Short-term borrowings and current portion of long-term debt:
Short-term borrowings	$20.2	$21.8
Current portion of long-term debt	5.5	241.4
Total current debt	25.7	263.2
Long-term debt, less current portion:
6.95% Senior Notes due May 2009, less unamortized discount of $0.5 in 2006 and $0.7 in 2005(1)	226.8	226.6
5.375% Senior Notes due April 2008, less unamortized discount and fair value adjustment of $9.4 in 2006 and $13.3 in 2005(1)(2)	290.6	286.7
5.625% Senior Notes due July 2013, less unamortized discount of $1.0 in 2006 and $1.1 in 2005(1)	399.0	398.9
6.875% Senior Notes due July 2033, less unamortized discount of $1.5 in 2006 and $1.6 in 2005(1)	448.5	448.4
3% Convertible Senior Notes due June 2033(1)	431.3	431.3
Other	30.4	21.1
Total long-term debt, less current portion	1,826.6	1,813.0
Total debt	$1,852.3	$2,076.2

(1)          Interest is payable semiannually in arrears.

(2)          Amounts include adjustments due to interest rate swaps. See Note 11, “Derivatives and Hedging Activities.”

5.625% Euro Notes

On July 19, 2006, the Company’s 5.625% euro notes with a face value of €200.0 million matured. These notes were included in the current portion of long-term debt at December 31, 2005. The Company used available cash of $251.7 million to retire this debt. Interest on the 5.625% euro notes was payable annually in arrears, with the final payment of $14.2 million made upon maturity of the euro notes.

Lines of Credit

The following table summarizes the Company’s available lines of credit and committed and uncommitted lines of credit, including the credit facility and ANZ facility discussed below, at December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005
Used lines of credit	$30.4	$27.2
Unused lines of credit	810.6	797.6
Total available lines of credit	$841.0	$824.8
Available lines of credit—committed	$632.9	$624.7
Available lines of credit—uncommitted	208.1	200.1
Total available lines of credit	$841.0	$824.8

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

The credit facility is available for general corporate purposes including the payment of a portion of the $512.5 million cash payment, plus accrued interest (which was $123.5 million at December 31, 2006), required to be paid upon the effectiveness of an appropriate plan of reorganization in the W. R. Grace & Co. bankruptcy. The Company may re-borrow amounts repaid under the credit facility from time to time prior to the expiration or earlier termination of the credit facility. Facility fees are payable at the rate of 0.125% per annum on the total amounts available under the credit facility. The credit facility provides for changes in facility fees based on the Company’s long-term senior unsecured debt ratings.

The Company’s obligations under the credit facility bear interest at floating rates, which are generally determined by adding the applicable borrowing margin to the base rate or the interbank rate for the relevant currency and time period. The credit facility provides for changes in borrowing margins based on the Company’s long-term senior unsecured debt ratings.

The terms include a requirement that, upon the occurrence of specified events that would adversely affect the settlement agreement in the Grace bankruptcy proceedings or would materially increase the Company’s liability in respect of the Grace bankruptcy or the asbestos liability arising from the Cryovac transaction, the Company would be required to repay any amounts outstanding under the credit facility, or refinance the facility, within 60 days. See Note 16, “Commitments and Contingencies” under the captions “Asbestos Settlement and Related Costs” and “Cryovac Transaction; Contingencies Related to the Cryovac Transaction” for further discussion.

ANZ Facility—The Company has an Australian dollar 170.0 million, dual-currency revolving credit facility, known as the ANZ facility, equivalent to U.S. $132.9 million at December 31, 2006, due March 2010. A syndicate of banks made this facility available to a group of the Company’s Australian and New Zealand subsidiaries for general corporate purposes including refinancing of previously outstanding indebtedness. The Company may re-borrow amounts repaid under the ANZ facility from time to time prior to the expiration or earlier termination of the facility.

The Company borrowed under the ANZ facility during the second quarter of 2006, but it repaid those amounts in full and did not borrow further under the ANZ facility during 2006. There were no amounts outstanding under this facility at December 31, 2006 or at December 31, 2005.

The Company’s obligations under the ANZ facility bear interest at floating rates, which are generally determined by adding the applicable borrowing margin to the base rate or the interbank rate for the relevant currency and time period. The ANZ facility provides for changes in borrowing margins based on the Company’s long-term senior unsecured debt ratings.

Other Lines of Credit

Substantially all the Company’s short-term borrowings of $20.2 million and $21.8 million at December 31, 2006 and 2005, respectively, were outstanding under lines of credit available to several of the Company’s foreign subsidiaries. The weighted average interest rate on these outstanding lines of credit was 12.5% and 12.3% at December 31, 2006 and 2005, respectively. Amounts available under these credit lines as of December 31, 2006 and 2005 were approximately $198.0 million and $200.1 million, respectively, of which approximately $177.8 million and $178.3 million, respectively, were unused.

3% Convertible Senior Notes

In July 2003, the Company issued 3% convertible senior notes that were exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act of 1933.

Upon issuance of the 3% convertible senior notes, the holders had the right to convert those notes into shares of the Company’s common stock at a conversion rate of 14.2857 shares per $1,000 principal amount of the notes, which was equivalent to a conversion price of $70.00 per share, subject to anti-dilution adjustments, before the close of business on June 30, 2033. In accordance with the anti-dilution provisions of the indenture governing the 3% convertible senior notes, as a result of the payment of quarterly dividends on the Company’s common stock, in December 2006 the conversion rate was adjusted to 14.4437 shares per $1,000 principal amount of the notes, which is equivalent to a conversion price of $69.23 per share. Holders may convert their convertible senior notes only under the following circumstances: (1) during any calendar quarter, if the closing sale price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during any period in which (i) the long-term credit rating assigned to the notes by Standard & Poor’s Rating Services, a division of the McGraw-Hill Companies, or Moody’s Investors Services, Inc. is lower than BB+ or Ba2, respectively, (ii) either Standard & Poor’s or Moody’s no longer rates the notes or has withdrawn or suspended this rating, or (iii) the notes are not assigned a rating by both Standard & Poor’s and Moody’s; (3) during the five business day period immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each day of that period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate; (4) if the notes have been called for redemption; or (5) upon the occurrence of specified corporate events. None of these circumstances that would allow for conversion of the notes has arisen at any time since their issuance.

The Company has the option to redeem the 3% convertible senior notes beginning July 2, 2007 at a price equal to 101.286% of their aggregate principal amount, declining ratably to 100% of their aggregate principal amount on June 30, 2010.

The holders of the 3% convertible senior notes have the option to require the Company to repurchase the 3% convertible senior notes on June 30 of 2010, 2013, 2018, 2023 and 2028, or upon the occurrence of a fundamental change in or a termination of trading of the Company’s common stock, at a price equal to 100% of their principal amount, plus accrued and unpaid interest.

In connection with the issuance of the 3% convertible senior notes, on September 5, 2003 the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register for resale the 6,160,708 shares of the Company’s common stock issuable, subject to anti-dilution adjustments, upon conversion of the notes. The registration statement became effective on January 23, 2004. None of the notes have been converted and consequently none of those shares were issued or sold. The Company’s obligation to keep the registration statement effective has expired. As permitted under the registration rights agreement between the Company and the initial purchasers of the notes, the Company was permitted to terminate the registration statement. On September 2, 2005, the Company filed a post-effective amendment to the registration statement deregistering the shares.

Debt Redemption and Repurchases

2004 Debt Redemption

On November 26, 2004, the Company used net cash of $211.8 million to redeem the entire outstanding aggregate principal amount, $177.5 million, of its 8.75% senior notes due July 1, 2008 and terminated interest rate swaps on the 8.75% senior notes having a total notional amount of $150 million. The Company issued the senior notes on June 26, 2001 under Rule 144A and Regulation S of the Securities Act of 1933. The Company determined the redemption price in accordance with the indenture governing the notes. The net cash used of $211.8 million consisted of cash used to purchase the senior notes at a premium plus accrued interest of $213.4 million and cash received of $1.6 million related to the termination of the interest rate swaps. The Company completed the redemption, funded with available cash, at a premium to the face amount of the notes, which resulted in a loss of $29.6 million, which the Company reflected in the statement of operations as “Loss on debt redemption and repurchases.” The annual interest expense on the redeemed notes was approximately $15.5 million without giving effect to any interest rate swaps and the amortization of amounts related to the senior notes.

2004 Debt Repurchases

In November and December 2004, the Company used available cash of $25.2 million to repurchase in the open market $22.7 million face amount of its 6.95% senior notes due May 2009 which included accrued interest and related fees. Since the Company completed these repurchases at a premium to the face amount of the notes, it incurred a loss of $2.6 million, which the Company reflected in the statement of operations as “Loss on debt redemption and repurchases.”

Covenants

Each issue of the Company’s outstanding senior notes imposes limitations on the Company’s operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. The credit facility contains financial covenants relating to interest coverage, debt leverage and minimum liquidity and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the asbestos settlement agreement discussed above. The ANZ facility contains financial covenants relating to debt leverage, interest coverage and tangible net worth and restrictions on the creation of liens, the incurrence of additional indebtedness and asset sales, in each case relating to the Australian and New Zealand subsidiaries of the Company that are borrowers under the facility. The Company was in compliance with the above financial covenants and limitations, as applicable, at December 31, 2006 and 2005.

Debt Maturities

Scheduled annual maturities of long-term debt, exclusive of debt discounts and the interest rate swap fair value adjustment, for the five years subsequent to December 31, 2006 and thereafter are as follows:

2007	$5.5
2008	305.1
2009	242.0
2010(1)	435.9
2011	5.4
Thereafter	850.6
Total	$1,844.5

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

The Company is exposed to market risk, such as fluctuations in foreign currency exchange rates and changes in interest rates. To manage the volatility relating to these exposures, the Company enters into various derivative instruments from time to time under its risk management policies. The Company designates derivative instruments as hedges on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments offset in part or in whole corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. The Company does not purchase, hold or sell derivative financial instruments for trading purposes. The Company’s practice is to terminate derivative transactions if the underlying asset or liability matures or is sold or terminated, or if the Company determines the underlying forecasted transaction is no longer probable of occurring.

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

At December 31, 2006 and 2005, the Company was party to foreign currency forward contracts with an aggregate notional amount of $331.0 million maturing through June 2007 and $309.3 million, which matured through September 2006, respectively. The estimated fair values of these contracts, which represent the estimated net payments that would be paid or received by the Company in the event of termination of these contracts based on the then current foreign exchange rates, was a net receivable of $0.1 million at December 31, 2006 and $0.6 million at December 31, 2005. These contracts qualified and were designated as cash flow hedges and had original maturities of less than twelve months.

Interest Rate Swaps

From time to time, the Company may use interest rate swaps to manage its mix of fixed and floating rates on its outstanding indebtedness.

At December 31, 2006, the Company had outstanding interest rate swaps with a total notional amount of $300.0 million that qualified and were designated as fair value hedges. The Company entered into these interest rate swaps to effectively convert its 5.375% senior notes due April 2008 into floating rate debt. At December 31, 2006 and 2005, the Company recorded a mark to market adjustment to record a decrease of $8.9 million and $12.5 million, respectively, in the fair value of the 5.375% senior notes due April 2008 due to changes in interest rates and an offsetting increase to other liabilities to record the fair value of the related interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.

In 2006 and 2005, under the terms of the $300.0 million outstanding interest rate swap agreements, the Company received interest at a fixed rate and paid interest at variable rates that were based on six-month London Interbank Offered Rate, or LIBOR. As a result, interest expense increased by $6.6 million and $1.6 million for the years ended December 31, 2006 and 2005, respectively.

Other Derivative Instruments

The Company may use other derivative instruments from time to time, such as foreign exchange options to manage exposure due to foreign exchange rates and interest rate and currency swaps related to access to additional sources of international financing. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At December 31, 2006 and 2005, the Company had no foreign exchange options or interest rate and currency swap agreements outstanding.

Cash Flow Hedges

The Company records gains and losses on derivatives qualifying as cash flow hedges in other comprehensive income (loss), to the extent that these hedges are effective and until it recognizes the underlying transactions in earnings, at which time it recognizes these gains and losses in the consolidated statement of operations.

Other comprehensive income (loss) for the years ended December 31, 2006, 2005 and 2004 reflected net unrealized after tax losses of $0.7 million ($1.1 million pre-tax), $0.8 million ($1.2 million pre-tax) and $0.4 million ($0.8 million pre-tax), respectively.

The estimated net amount of the existing unrecognized net gain on derivative instruments that the Company expects to be reflected in the consolidated statement of operations within the next twelve months is $1.0 million, pre-tax. The unrealized amounts in other comprehensive income (loss) will fluctuate based on changes in the fair value of open contracts during each reporting period. The Company’s cash flow hedges for the years ended December 31, 2006 and 2005 were effective hedges, meaning that they qualified for hedge accounting treatment.

Note 12 Financial Instruments

Under U.S. GAAP, the Company must disclose its estimate of the fair value of material financial instruments, including those recorded as assets or liabilities in its consolidated financial statements and derivative financial instruments.

The carrying amounts of current assets and liabilities approximate fair value due to their short-term maturities.

The fair value of the Company’s senior notes in 2006 and 2005 and the euro notes in 2005, are based on quoted market prices. The Company derived the fair value estimates of the Company’s various other debt instruments by evaluating the nature and terms of each instrument, considering prevailing economic and market conditions, and examining the cost of similar debt offered at the balance sheet date. These estimates are subjective and involve uncertainties and matters of significant judgment, and therefore the Company cannot determine them with precision. Changes in assumptions could significantly affect the Company’s estimates.

The fair value of the debt in the table below differs from the carrying amount due to changes in interest rates based on market conditions as of December 31, 2006 and 2005. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise.

The fair values of the Company’s various derivative instruments, which are based on current market rates, generally reflect the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date.

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005 were as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative financial assets:
Foreign currency forward contracts	$0.1	$0.1	$0.6	$0.6
Derivative financial liabilities:
Interest rate swaps	$8.9	$8.9	$12.5	$12.5
Financial liabilities:
Debt:
5.625% Euro Notes	$—	$—	$238.1	$241.3
6.95% Senior Notes	226.8	234.5	226.6	238.3
5.375% Senior Notes(1)	290.6	308.5	286.7	312.8
5.625% Senior Notes	399.0	395.9	398.9	399.6
6.875% Senior Notes	448.5	450.5	448.4	472.3
3% Convertible Senior Notes	431.3	446.3	431.3	426.9
Other foreign loans	34.4	33.9	24.7	24.3
Other loans	21.7	16.3	21.5	20.2
Total debt	$1,852.3	$1,885.9	$2,076.2	$2,135.7

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

The Company does not expect any of its counterparties in derivative transactions to fail to perform as they are substantial investment and commercial banks with high credit ratings and financial strength and have significant experience using such derivative instruments. Nevertheless, there is a risk that the Company’s exposure to losses arising out of derivative contracts could be material if the counterparties to these agreements fail to perform their obligations.

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

The Company continually monitors the creditworthiness of its diverse base of customers to which it grants credit terms in the normal course of business and generally does not require collateral. The Company considers the concentrations of credit risk associated with its trade accounts receivable to be commercially reasonable and believes that such concentrations do not leave it vulnerable to significant risks of near-term severe adverse impacts. The terms and conditions of the Company’s credit sales are designed to mitigate concentrations of credit risk with any single customer. The Company’s sales are not materially dependent on a single customer or a small group of customers.

Note 13 Global Manufacturing Strategy, Restructuring and Other Charges

Global Manufacturing Strategy

The Company’s global manufacturing strategy, when implemented, will expand production in countries where demand for the Company’s products and services has been growing significantly. At the same time, the Company intends to realign certain manufacturing capacity in North America and Europe into centers of excellence. The goals of this multi-year program are to expand capacity in growing markets, further improve the Company’s operating efficiencies, and implement new technologies more effectively. The Company expects this program, combined with the Company’s supply chain initiative, to produce meaningful savings in future years. By taking advantage of new technologies and streamlining production on a global scale, the Company expects to continue to enhance its profitable growth and its global leadership position.

In July 2006, the Company announced the first phase of this multi-year global manufacturing strategy. The financial scope of this phase is expected to be as follows:

	Expected Range	Incurred through December 31, 2006
Capital Expenditures	$130.0–150.0	$14.2
Associated Costs	$90.0–100.0	$15.6

The associated costs include such items as equipment relocation, facility start-up and severance. The Company expects the capital expenditures and charges for associated costs to occur between 2007 and 2008, although the actual timing of these expenditures is subject to change due to a variety of factors.

During 2006, all charges for the associated costs related to the food packaging segment and consisted of the following:

Employee termination costs	$11.6
FAS 88 curtailment and settlements	0.2
Equipment relocations and facility start-up	3.8
Total	$15.6

The components of the associated costs appear in the 2006 consolidated statement of operations on the following line items:

Restructuring charges	$11.8
Cost of sales	3.8
Total	$15.6

The Company has accrued $11.6 million in severance costs in connection with this strategy. These costs will be future cash expenditures that will be incurred for one-time termination benefits. At the time the severance was accrued, the Company expected to eliminate 242 full-time positions. Since that time, the Company revised the number of positions to be eliminated to 245. During 2006, 36 positions were eliminated and the remaining positions are expected to be eliminated in 2007. The Company expects these benefits will be paid out before the end of 2009. The Company expects to add approximately 120 full-time employees at other facilities as production is transferred, so the net reduction in positions is expected to be 125. The Company reflected the $11.6 million of severance costs in its consolidated statement of operations for 2006 in restructuring charges.

The components of the restructuring charges, spending and other activity through December 31, 2006 and the remaining accrual balance at December 31, 2006 were as follows:

Employee Termination Costs
Original provision in 2006	$11.6
Cash payments during 2006	(0.4)
Effect of changes in currency rates	(0.3)
Restructuring accrual at December 31, 2006	$10.9

The Company expects to pay $5.7 million of the remaining accrual balance at December 31, 2006 in 2007. This amount is reflected in other current liabilities on the Company’s consolidated balance sheet at December 31, 2006. The remaining accrual of $5.2 million is expected to be paid in 2008 and 2009 and is reflected in other liabilities on the Company’s consolidated balance sheet at December 31, 2006.

Other 2006 Restructuring Activities

During 2006, the Company accrued severance costs of $0.6 million related to the Company’s consolidation of its food packaging customer service activities in Canada. Such amount was reflected in the consolidated statement of operations on the restructuring charges line. The Company expects to eliminate 9 full-time positions. No cash payments were made during 2006 related to this accrual. The accrual balance at December 31, 2006 was $0.6 million which was reflected in other current liabilities on the Company’s consolidated balance sheet.

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

At December 31, 2004, the Company expected to eliminate 473 full-time positions, which was increased to 475 during 2005. As an element of the program, the Company expected to add approximately 100 positions in connection with the Company’s realignment or relocation of some of its manufacturing activities, so that the net reduction in positions was approximately 375. These actions affected principally production workers and members of the Company’s sales force, primarily in Europe. The Company has completed its reduction in headcount related to its 2004 restructuring program.

The charges for the year ended December 31, 2004 consisted of the following:

	Year Ended December 31, 2004
	Food Packaging	Protective Packaging	Total Cost
Employee termination costs	$17.5	$4.1	$21.6
Long-lived asset impairments	10.2	0.1	10.3
Facility exit costs	1.1	—	1.1
FAS 88 curtailment and settlements	0.3	—	0.3
Total	$29.1	$4.2	$33.3

The long-lived asset impairment of $10.3 million consisted of write-downs and write-offs of property and equipment. The impairments related to decisions to rationalize and realign production of some of the Company’s smaller product lines and to close several smaller European manufacturing facilities. Since the undiscounted cash flows associated with these asset groups, including estimated salvage value, were less than the carrying values of these asset groups, they were written down to their estimated fair value. The Company disposed of these facilities and much of the equipment during the first six months of 2006.

The components of the restructuring charges, spending and other activity through December 31, 2006 and the remaining accrual balance at December 31, 2006 were as follows:

	Employee Termination Costs	Facility Exit Costs	Total Cost
Original provision in 2004	$21.6	$1.1	$22.7
Cash payments during 2004	(0.6)	—	(0.6)
Effect of changes in currency rates	0.2	—	0.2
Restructuring accrual at December 31, 2004	21.2	1.1	22.3
Cash payments during 2005	(16.5)	(0.3)	(16.8)
Adjustment to restructuring liability, net	0.4	—	0.4
Effect of changes in currency rates	(0.4)	(0.1)	(0.5)
Restructuring accrual at December 31, 2005	4.7	0.7	5.4
Cash payments during 2006	(3.8)	(0.3)	(4.1)
Adjustment to restructuring liability, net	(0.1)	—	(0.1)
Effect of changes in currency rates	0.2	—	0.2
Restructuring accrual at December 31, 2006	$1.0	$0.4	$1.4

The Company expects to pay $1.3 million of the remaining $1.4 million accrual balance in 2007 and $0.1 million in 2008.

For the year ended December 31, 2006, the Company recorded in its consolidated statement of operations an additional restructuring charge of $0.6 million which was related to the 2004 program. This amount includes additional costs related to the relocation of employees and assets from closed facilities which were completed in 2006. The Company also recorded in its consolidated statement of operations a net credit of $0.1 million related to employee termination costs that were accrued as part of the 2004 restructuring program. The modifications to the originally recorded amounts resulted from increases in the amounts due to terminated employees of $0.1 million and reductions based upon certain employees no longer being eligible for the termination benefits of $0.2 million.

For the year ended December 31, 2005, the Company recorded $1.7 million of additional charges related to the 2004 restructuring program. This amount includes $1.3 million of costs incurred in 2005 related to the relocation of assets and employees from facilities that were closed as part of the restructuring program. The Company also recorded a net charge of $0.4 million related to the employee termination costs that were accrued as part of the 2004 restructuring program. The modifications to the originally recorded amounts resulted from increases in the amounts due to terminated employees of $0.9 million and reductions based upon certain employees no longer being eligible for the termination benefits of $0.5 million.

Note 14 Employee Benefits and Incentive Programs

Profit-Sharing and Retirement Savings Plans

The Company has a non-contributory profit-sharing plan covering most of its U.S. employees. Contributions to this plan, which are made at the discretion of the Board of Directors, may be made in cash, shares of the Company’s common stock, or in a combination of cash and shares of the Company’s common stock. The Company also maintains a contributory thrift and retirement savings plan in which most of its U.S. employees are eligible to participate. The contributory thrift and retirement savings plan generally provides for Company contributions based upon the amount contributed to the plan by the participants. Company contributions to or provisions for its profit-sharing plan and thrift and retirement savings plan are charged to operations and amounted to $30.4 million, $30.0 million and $27.0 million in 2006, 2005 and 2004, respectively. In 2006, 2005 and 2004 there were no shares of common stock issued for the Company’s contribution to its profit-sharing plan.

Defined Benefit Pension Plans

As required, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), as of December 31, 2006. SFAS No. 158 requires, among other things, the recognition of the funded status of each defined pension benefit plan. Each over funded plan is recognized as an asset and each under funded plan is recognized as a liability. The initial impact of the standard due to unrecognized prior service costs and net actuarial gains or losses as well as subsequent changes in the funded status is recognized as a component of accumulated other comprehensive loss in the line item unamortized pension liability which is included in total shareholders’ equity. The amount of unamortized pension liability is recorded net of tax. Additional minimum pension liabilities and related intangible assets are also derecognized upon adoption of the new standard. The measurement date used by the Company to determine the benefit obligations and the plan assets is December 31. In accordance with SFAS No. 158, the Company’s 2005 accounting and related disclosures were not affected by the adoption of the new standard. The table below summarizes the incremental effects of SFAS No. 158 adoption on the individual line items in the Company’s consolidated balance sheet at December 31, 2006:

	Pre-SFAS No. 158 Adoption	SFAS No. 158 Adjustment	Post SFAS No. 158 Adoption
Assets:
Deferred income taxes	$152.8	$22.6	$175.4
Other assets	$224.4	$(62.8)	$161.6
Liabilities:
Other current liabilities	$573.9	$2.3	$576.2
Other liabilities	$112.5	$13.3	$125.8
Shareholders’ equity:
Minimum pension liability, net of tax	$(4.4)	$4.4	$—
Unamortized pension, net of tax	$—	$(60.2)	$(60.2)

United States

A limited number of the Company’s U.S. employees, including some employees who are covered by collective bargaining agreements, participate in defined benefit pension plans. The measurement date for the defined benefit pension plans presented below is December 31 of each period.

	2006	2005
Change in benefit obligation:
Projected benefit obligation at beginning of period	$37.6	$33.1
Service cost	1.2	1.2
Interest cost	2.1	1.9
Plan amendments	0.3	—
Actuarial loss	2.9	2.2
Benefits paid	(0.9)	(0.8)
Projected benefit obligation at end of period	$43.2	$37.6
Change in plan assets:
Fair value of plan assets at beginning of period	$32.9	$30.2
Actual gain on plan assets	2.4	1.3
Employer contributions	0.5	2.2
Benefits paid	(0.9)	(0.8)
Fair value of plan assets at end of period	$34.9	$32.9
Funded status at end of year	$(8.3)	$(4.7)
Unrecognized net prior service costs (in 2005)		3.6
Unrecognized net actuarial loss (in 2005)		13.9
Net amount recognized (in 2005)		$12.8

Amounts recognized in the consolidated balance sheet consist of:

	2006	2005
Other assets	$0.5	$—
Other liabilities	(8.8)	—
Prepaid pension cost	—	12.8
Net amount recognized	$(8.3)	$12.8

The following presents the Company’s pension expense for 2006, 2005 and 2004 under SFAS No. 132 for its U.S. pension plans.

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Components of net periodic benefit cost:
Service cost	$1.2	$1.2	$1.1
Interest cost	2.1	1.9	1.8
Expected return on plan assets	(2.6)	(2.4)	(2.2)
Amortization of prior service cost	0.7	0.7	0.7
Amortization of net actuarial loss	0.9	0.7	0.6
Net periodic pension cost	$2.3	$2.1	$2.0

Weighted average assumptions used to determine benefit obligations at December 31, 2006 and 2005 were as follows:

	2006	2005
Discount rate	5.75%	5.5%
Rate of compensation increase	3.5%	4.5%

Weighted average assumptions used to determine net cost for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Discount rate	5.5%	5.75%	6.0%
Expected long-term rate of return	8.0%	8.0%	8.0%
Rate of compensation increase	4.5%	4.5%	4.5%

The Company reviews the expected long-term rate of return on plan assets annually, taking into consideration the Company’s asset allocation, historical returns, and the current economic environment.

The Company’s long-term objectives for plan investments are to ensure that (a) there is an adequate level of assets to support benefit obligations to participants over the life of the plans, (b) there is sufficient liquidity in plan assets to cover current benefit obligations, and (c) there is a high level of investment return consistent with a prudent level of investment risk. The investment strategy is focused on a long-term total return in excess of a pure fixed income strategy with short-term volatility less than that of a pure equity strategy. To accomplish this objective, the Company causes assets to be invested in a balanced and diversified mix of equity and fixed income investments. The target asset allocation will typically be 50-65% in equity securities, with a maximum equity allocation of 75%, and 35-50% in fixed income securities, with a minimum fixed income allocation of 25% including cash.

The U.S. pension asset allocations at December 31, 2006 and 2005 were as follows:

	2006	2005
Equities	66.0%	66.7%
Fixed income investments	30.0%	27.6%
Cash	4.0%	5.7%

The Company expects to contribute $0.5 million to its U.S. defined benefit plans in 2007.

The Company expects the following estimated future benefit payments, which reflect expected future service, as appropriate, to be paid in the years indicated:

Year	Amount
2007	$1.0
2008	1.2
2009	1.4
2010	1.6
2011	1.8
2012–2016	14.1

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost at December 31, 2006, are:

Unrecognized prior service costs	$3.3
Unrecognized net actuarial loss	16.1
Total	$19.4

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2007 are as follows:

Unrecognized prior service costs	$0.7
Unrecognized net actuarial loss	1.0
Total	$1.7

International

Some of the Company’s non-U.S. employees participate in defined benefit pension plans in their respective countries. The following presents the Company’s funded status for 2006 and 2005 under SFAS No. 158 for its non-U.S. pension plans. The measurement date for the defined benefit pension plans presented below is December 31 of each period.

	2006	2005
Change in benefit obligation:
Projected benefit obligation at beginning of period	$244.9	$226.0
Service cost	7.9	6.8
Interest cost	13.2	11.8
Acquired liability	8.2	—
Actuarial loss	(1.8)	25.0
Plan amendments	—	0.5
Curtailment	0.2	—
Benefits paid	(12.5)	(11.1)
Employee contributions	1.4	1.0
Foreign exchange impact	21.5	(15.1)
Projected benefit obligation at end of period	$283.0	$244.9
Change in plan assets:
Fair value of plan assets at beginning of period	$194.4	$186.9
Actual gain on plan assets	22.1	22.4
Employer contributions	7.3	6.4
Employee contributions	1.4	1.0
Acquired assets	7.2	—
Benefits paid	(12.5)	(11.1)
Assets transferred to defined contribution plan	(1.5)	(1.3)
Foreign exchange impact	16.5	(9.9)
Fair value of plan assets at end of period	$234.9	$194.4
Funded Status	$(48.1)	(50.5)
Unrecognized net obligation (in 2005)		0.1
Unrecognized net prior service costs (in 2005)		1.2
Unrecognized net actuarial loss (in 2005)		75.6
Net amount recognized (in 2005)		$26.4

Amounts recognized in the consolidated balance sheet consist of:

	2006	2005
Other assets	$17.5	$—
Other current liabilities	(2.3)	—
Other liabilities	(63.3)	—
Prepaid benefit cost	—	68.7
Accrued benefit liability	—	(50.9)
Intangible asset	—	0.3
Minimum pension liability, before income taxes	—	8.3
Net amount recognized	$(48.1)	$26.4

The following presents the Company’s pension expense for 2006, 2005 and 2004 under SFAS No. 132 for its non-U.S. pension plans.

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Components of net periodic benefit cost:
Service cost	$7.9	$6.8	$7.0
Interest cost	13.2	11.8	10.8
Expected return on plan assets	(14.0)	(12.7)	(12.0)
Amortization of prior service cost	0.2	0.2	0.2
Amortization of net actuarial loss	6.2	5.3	5.3
Net periodic pension cost	$13.5	$11.4	$11.3

Weighted average assumptions used to determine benefit obligations at December 31, 2006 and 2005 were as follows:

	2006	2005
Discount rate	5.2%	5.1%
Rate of compensation increase	4.0%	3.9%

Weighted average assumptions used to determine net cost for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Discount rate	5.1%	5.4%	5.6%
Expected long-term rate of return	7.5%	8.0%	7.9%
Rate of compensation increase	3.9%	3.8%	3.8%

The Company reviews the expected long-term rate of return on plan assets annually, taking into consideration the Company’s asset allocation, historical returns, and the current economic environment.

The Company’s long-term objectives for plan investments are to ensure that (a) there is an adequate level of assets to support benefit obligations to participants over the life of the plans, (b) there is sufficient liquidity in plan assets to cover current benefit obligations, and (c) there is a high level of investment return consistent with a prudent level of investment risk. The investment strategy is focused on a long-term total return in excess of a pure fixed income strategy with short-term volatility less than that of a pure equity strategy. To accomplish this objective, the Company causes assets to be invested primarily in a diversified mix of equity and fixed income investments.

The non-U.S. pension asset allocations at December 31, 2006 and 2005 were as follows:

	2006	2005
Equities	46.2%	60.0%
Fixed income investments	46.6%	37.3%
Cash	6.0%	1.5%
Real estate	1.2%	1.2%

The Company expects to contribute $6.3 million to its non-U.S. defined benefit plans in 2007.

The following table presents information for non-U.S. pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2006 and 2005:

	2006	2005
Projected benefit obligation	$70.9	$74.8
Accumulated benefit obligation	$64.4	$63.2
Fair value of plan assets	$13.1	$17.6

The Company expects the following estimated future benefit payments, which reflect expected future service, as appropriate, to be paid in the years indicated:

Year	Amount
2007	$12.5
2008	12.6
2009	13.3
2010	13.9
2011	15.3
2012-2016	92.2

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost at December 31, 2006 are:

Net (asset)/obligation	$0.1
Prior service costs	0.9
Net actuarial loss	65.0
Total	$66.0

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2007 are as follows:

Net (asset)/obligation	$—
Prior service costs	0.1
Net actuarial loss	5.9
Total	$6.0

Other Postretirement Benefit Plans

The Company generally does not offer its employees postretirement benefits other than programs that are required by the foreign countries in which the Company operates. In the U.S., the Company offers a program that is fully funded by the participating retired employees. These programs are not material to the Company’s consolidated financial statements.

Since March 31, 1998, the Company has offered to some U.S. employees of the Cryovac packaging business a fixed subsidy applicable to participation in its U.S. postretirement healthcare program. At December 31, 2006 and 2005, the accrued benefit liability associated with these subsidies amounted to $2.5 million and $2.3 million, respectively. The net periodic postretirement expense and credit components, together with other remaining postretirement healthcare plan disclosures under SFAS No. 132, are not material to the Company’s consolidated financial statements.

Note 15 Income Taxes

The components of earnings before income taxes were as follows:

	2006	2005	2004
Domestic	$191.2	$151.2	$138.1
Foreign	208.9	225.4	184.8
Total	$400.1	$376.6	$322.9

The components of the provision for income taxes were as follows:

	2006	2005	2004
Current tax expense:
Federal	$83.7	$70.3	$57.6
State and local	16.0	15.3	9.4
Foreign	71.0	65.0	73.0
Total current	170.7	150.6	140.0
Deferred tax benefit:
Federal	(27.4)	(24.3)	(12.3)
State and local	(4.2)	(5.2)	(2.7)
Foreign	(13.1)	(0.3)	(17.7)
Total deferred tax benefit	(44.7)	(29.8)	(32.7)
Total provision	$126.0	$120.8	$107.3

Deferred tax assets (liabilities) consist of the following:

	December 31,
	2006	2005
Asbestos settlement, including accrued interest	$310.7	$297.6
Accruals not yet deductible for tax purposes	19.7	20.8
Foreign net operating loss carry forwards and investment tax allowances	39.3	31.6
Employee benefit items	27.6	2.5
Inventories	1.3	12.1
Other	9.0	10.5
Gross deferred tax assets	407.6	375.1
Valuation allowance	(37.6)	(31.6)
Total deferred tax assets	370.0	343.5
Depreciation and amortization	(53.7)	(69.0)
Unremitted foreign earnings	(33.5)	(41.9)
Other	(22.0)	(29.7)
Total deferred tax liabilities	(109.2)	(140.6)
Net deferred tax assets	$260.8	$202.9

Based upon anticipated future results, the Company has concluded that it is more likely than not that it will realize the $370.0 million balance of deferred tax assets at December 31, 2006, net of the valuation allowance of $37.6 million. The valuation allowance is related to the uncertainty of utilizing $95.9 million of foreign net operating loss carry forwards, or $27.5 million on a tax-effected basis, most of which have no expiration period, and $44.9 million of foreign investment tax allowances, or $10.1 million on a tax-effected basis, that have no expiration period.

The U.S. federal statutory corporate tax rate reconciles to the Company’s effective income tax rate as follows:

	2006	2005	2004
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.9	1.7	1.3
Foreign earnings taxed at lower effective rates	(5.0)	(4.0)	(3.1)
Other	(0.4)	(0.6)	0.1
Effective income tax rate	31.5%	32.1%	33.3%

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

The Company recorded a charge of $850.1 million as a result of the asbestos settlement in its consolidated statement of operations for the year ended December 31, 2002. The charge consisted of the following items:

•       a non-cash charge of $512.5 million covering a cash payment that the Company will be required under the settlement to make upon the effectiveness of a plan of reorganization in the Grace bankruptcy. Because the Company cannot predict when a plan of reorganization may become effective, the Company recorded this liability as a current liability on the consolidated balance sheet at December 31, 2002. Under the terms of the settlement, this amount accrues interest at a 5.5% annual rate from December 21, 2002 to the date of payment. The Company has recorded this interest in interest expense in the consolidated statement of operations and in other current liabilities in the consolidated balance sheets. The accrued interest, which is compounded annually, was $123.5 million and $90.3 million at December 31, 2006 and 2005, respectively.

•       a non-cash charge of $321.5 million representing the fair market value at the date the Company recorded the charge of nine million shares of the Company’s common stock expected to be issued under the settlement upon the effectiveness of Grace’s plan of reorganization. These shares are subject to customary anti-dilution provisions that adjust for the effects of stock splits, stock dividends and other events affecting the Company’s common stock. The fair market value of the Company’s common stock was $35.72 per share as of the close of business on December 5, 2002.

The Company recorded this amount in its consolidated balance sheet at December 31, 2002 as follows: $0.9 million representing the aggregate par value of these shares in common stock reserved for issuance related to the asbestos settlement, and the remaining $320.6 million, representing the excess of the aggregate fair market value over the aggregate par value of these common shares, in additional paid-in capital. The December 31, 2006, 2005 and 2004 diluted earnings per common share calculations reflect the shares of common stock reserved for issuance related to the asbestos settlement.

•       $16.1 million of legal and related fees as of December 31, 2002.

Asbestos settlement and related costs in 2006, 2005 and 2004 reflected legal and related fees for asbestos-related matters of $1.6 million, $2.2 million and $2.0 million, respectively.

Cryovac Transaction

On March 31, 1998, the Company completed a multi-step transaction that brought the Cryovac packaging business and the former Sealed Air Corporation’s business under the common ownership of the Company. These businesses operate as subsidiaries of the Company, and the Company acts as a holding company. As part of that transaction, the parties separated the Cryovac packaging business, which previously had been held by various direct and indirect subsidiaries of the Company, from the remaining businesses previously held by the Company. The parties then arranged for the contribution of these remaining businesses to a company now known as W. R. Grace & Co., and the Company distributed the Grace shares to the Company’s stockholders. As a result, W. R. Grace & Co. became a separate publicly owned company. The Company recapitalized its outstanding shares of common stock into a new common stock and a new convertible preferred stock. A subsidiary of the Company then merged into the former Sealed Air Corporation, which became a subsidiary of the Company and changed its name to Sealed Air Corporation (US).

Contingencies Related to the Cryovac Transaction

In connection with the Cryovac transaction, Grace and its subsidiaries retained all liabilities arising out of their operations before the Cryovac transaction, whether accruing or occurring before or after the Cryovac transaction, other than liabilities arising from or relating to Cryovac’s operations. Among the liabilities retained by Grace are liabilities relating to asbestos-containing products previously manufactured or sold by Grace’s subsidiaries prior to the Cryovac transaction, including its primary U.S. operating subsidiary, W. R. Grace & Co.—Conn., which has operated for decades and has been a subsidiary of Grace since the Cryovac transaction. The Cryovac transaction agreements provided that, should any claimant seek to hold the Company or any of its subsidiaries responsible for liabilities retained by Grace or its subsidiaries, including the asbestos-related liabilities, Grace and its subsidiaries would indemnify and defend the Company.

Since the beginning of 2000, the Company has been served with a number of lawsuits alleging that, as a result of the Cryovac transaction, the Company is responsible for alleged asbestos liabilities of Grace and its subsidiaries, some of which were also named as co-defendants in some of these actions. Among these lawsuits are several purported class actions and a number of personal injury lawsuits. Some plaintiffs seek damages for personal injury or wrongful death, while others seek medical monitoring, environmental remediation or remedies related to an attic insulation product. Neither the former Sealed Air Corporation nor Cryovac ever produced or sold any of the asbestos-containing materials that are the subjects of these cases. None of these cases has reached resolution through judgment, settlement or otherwise. As discussed below, Grace’s Chapter 11 bankruptcy proceeding has stayed all these cases.

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

In the Joint Proxy Statement furnished to their respective stockholders in connection with the Cryovac transaction, both parties to the transaction stated that it was their belief that Grace and its subsidiaries were adequately capitalized and would be adequately capitalized after the Cryovac transaction and that none of the transfers contemplated to occur in the Cryovac transaction would be a fraudulent transfer. They also stated their belief that the Cryovac transaction complied with other relevant laws. However, if a court applying the relevant legal standards had reached conclusions adverse to the Company, these determinations could have had a materially adverse effect on the Company’s consolidated financial position and results of operations.

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

Committees appointed to represent asbestos claimants in Grace’s bankruptcy case received the court’s permission to pursue fraudulent transfer and other claims against the Company and its subsidiary Cryovac, Inc., and against Fresenius, as discussed below. The claims against Fresenius are based upon a 1996 transaction between Fresenius and W. R. Grace & Co.—Conn. Fresenius is not affiliated with the Company. In March 2002, the court ordered that the issues of the solvency of Grace following the Cryovac transaction and whether Grace received reasonably equivalent value in the Cryovac transaction would be tried on behalf of all of Grace’s creditors. This proceeding was brought in the U.S. District Court for the District of Delaware (Adv. No. 02-02210).

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

With the fraudulent transfer trial set to commence on December 9, 2002, on November 27, 2002, the Company reached an agreement in principle with the Committees prosecuting the claims against the Company and Cryovac, Inc., to resolve all current and future asbestos-related claims arising from the Cryovac transaction. On the same day, the court entered an order confirming that the parties had reached an amicable resolution of the disputes among the parties and that counsel for the Company and the Committees had agreed and bound the parties to the terms of the agreement in principle. As discussed above, the agreement in principle calls for payment of nine million shares of the Company’s common stock and $512.5 million in cash, plus interest on the cash payment at a 5.5% annual rate starting on December 21, 2002 and ending on the effective date of the Grace plan of reorganization, when the Company is required to make the payment. These shares are subject to customary anti-dilution provisions that adjust for the effects of stock splits, stock dividends and other events affecting the Company’s common stock. On December 3, 2002, the Company’s Board of Directors approved the agreement in principle. The Company received notice that both of the Committees had approved the agreement in principle as of December 5, 2002. The parties subsequently signed a definitive settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. On November 26, 2003, the parties jointly presented the definitive settlement agreement to the U.S. District Court for the District of Delaware for approval. On Grace’s motion to the U.S. District Court, that court transferred the motion to approve the settlement agreement to the Bankruptcy Court for disposition.

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

On June 8, 2004, the Company filed a motion with the U.S. District Court for the District of Delaware, where the fraudulent transfer trial was pending, requesting that the court vacate the July 2002 interim ruling on the legal standards to be applied relating to the fraudulent transfer claims against the Company. The Company was not challenging the definitive settlement agreement. The motion was filed as a protective measure in the event that the settlement agreement is ultimately not approved or implemented; however, the Company still expects that the settlement agreement will become effective upon the court’s approval and Grace’s emergence from bankruptcy with a plan of reorganization that is consistent with the terms of the settlement agreement.

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

As a condition to the Company’s obligation to make the payments required by the settlement, Grace’s plan of reorganization must be consistent with the terms of the settlement, including provisions for the trusts and releases referred to below and for an injunction barring the prosecution of any asbestos-related claims against the Company and its affiliates. In that case, the settlement will provide that, upon the effective date of Grace’s plan of reorganization and payment of the shares and cash, all present and future asbestos-related claims against the Company and its affiliates that arise from alleged asbestos liabilities of Grace and its affiliates (including former affiliates that became affiliates of the Company through the Cryovac transaction) will be channeled to and become the responsibility of one or more trusts to be established under Section 524(g) of the Bankruptcy Code as part of Grace’s plan of reorganization. The settlement will also resolve all fraudulent transfer claims against the Company and its affiliates arising from the Cryovac transaction as well as the Fresenius claims described below. The settlement will provide that the Company and its affiliates will receive releases of all those claims upon payment. Under the agreement, the Company cannot seek indemnity from Grace for the Company’s payments required by the settlement. The order approving the settlement agreement also provides that the stay of proceedings involving the Company described above will continue through the effective date of Grace’s plan of reorganization, after which, upon implementation of the settlement agreement, the Company will be released from the liabilities asserted in those proceedings and their continued prosecution against the Company will be enjoined.

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

In January 2002, the Company filed a declaratory judgment action against Fresenius Medical Care Holdings, Inc., its parent, Fresenius AG, a German company, and specified affiliates in New York State court asking the court to resolve a contract dispute between the parties. The Fresenius parties contended that the Company was obligated to indemnify them for liabilities that they might incur as a result of the 1996 Fresenius transaction mentioned above. The Fresenius parties’ contention was based on their interpretation of the agreements between them and W. R. Grace & Co.—Conn. in connection with the 1996 Fresenius transaction. In February 2002, the Fresenius parties announced that they had accrued a charge of $172.0 million for these potential liabilities, which included pre-transaction tax liabilities of Grace and the costs of defense of litigation arising from Grace’s Chapter 11 filing. The Company believed that it was not responsible to indemnify the Fresenius parties under the 1996 agreements and filed the action to proceed to a resolution of the Fresenius parties’ claims. In April 2002, the Fresenius parties filed a motion to dismiss the action and for entry of declaratory relief in its favor. The Company opposed the motion, and in July 2003, the court denied the motion without prejudice in view of the November 27, 2002 agreement in principle referred to above. As noted above, under the settlement agreement, there will be mutual releases exchanged between the Fresenius parties and the Company releasing any and all claims related to the 1996 Fresenius transaction.

In November 2004, the Company’s Canadian subsidiary Sealed Air (Canada) Co./Cie learned that it had been named a defendant in the case of Thundersky v. The Attorney General of Canada, et al. (File No. CI04-01-39818), which is pending in the Manitoba Court of Queen’s Bench. Grace and W. R. Grace & Co.—Conn. are also named as defendants. The claim is brought as a putative class proceeding and seeks recovery for alleged injuries suffered by any Canadian resident, other than in the course of employment, as a result of Grace’s marketing, selling, processing, manufacturing, distributing and/or delivering asbestos or asbestos-containing products in Canada prior to the Cryovac Transaction. Another proceeding was filed in January 2005 in the Manitoba Court of The Queen’s Bench naming the

Company and specified subsidiaries as defendants. The latter proceeding, Her Majesty the Queen in Right of the Province of Manitoba v. The Attorney General of Canada, et al. (File No. CI05-01-41069), seeks the recovery of the cost of insured health services allegedly provided by the Government of Manitoba to the members of the class of plaintiffs in the Thundersky proceeding. In October 2005, the Company learned that six additional putative class proceedings had been brought in various provincial and federal courts in Canada seeking recovery from the Company and its subsidiaries Cryovac, Inc. and Sealed Air (Canada) Co./Cie, as well as other defendants including W. R. Grace & Co. and W. R. Grace & Co.—Conn., for alleged injuries suffered by any Canadian resident, other than in the course of employment (except with respect to one of these six claims), as a result of Grace’s marketing, selling, manufacturing, processing, distributing and/or delivering asbestos or asbestos-containing products in Canada prior to the Cryovac Transaction. Grace and W. R. Grace & Co.—Conn. have agreed to defend, indemnify and hold harmless the Company and its affiliates in respect of any liability and expense, including legal fees and costs, in these actions. In April 2001, Grace Canada, Inc. had obtained an order of the Superior Court of Justice, Commercial List, Toronto, recognizing the Chapter 11 actions in the United States of America involving Grace Canada, Inc.’s U.S. parent corporation and other affiliates of Grace Canada, Inc., and enjoining all new actions and staying all current proceedings against Grace Canada, Inc. related to asbestos under the Companies’ Creditors Arrangement Act. That order has been renewed repeatedly. In November 2005, upon motion by Grace Canada, Inc., the court ordered an extension of the injunction and stay to actions involving asbestos against the Company and its Canadian affiliate and the Attorney General of Canada, which had the effect of staying all of the Canadian actions referred to above. The stay has been extended through April 1, 2007, and the Company expects the stay to be further extended. Grace’s proposed plan of reorganization provides that these claims will be paid by the trusts to be established under Section 524(g) of the Bankruptcy Code as part of Grace’s plan of reorganization, and it is anticipated that the defendants will ask the Canadian courts to enforce the terms of the plan of reorganization. However, if Grace’s final plan does not include comparable provisions or if the Canadian courts refuse to enforce Grace’s final plan of reorganization in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify the Company and its subsidiaries in these cases, then the Company could be required to pay substantial damages, which the Company cannot estimate at this time and which could have a material adverse effect on the Company’s financial condition and results of operations.

In view of Grace’s Chapter 11 filing, the Company may receive additional claims asserting that the Company is liable for obligations that Grace had agreed to retain in the Cryovac transaction and for which the Company may be contingently liable. To date, no material additional claims have been asserted or threatened against the Company.

Final determinations and accountings under the Cryovac transaction agreements with respect to matters pertaining to the transaction had not been completed at the time of Grace’s Chapter 11 filing in 2001. The Company has filed claims in the bankruptcy proceeding that reflect the costs and liabilities that it has incurred or may incur that Grace and its affiliates agreed to retain or that are subject to indemnification by Grace and its affiliates under the Cryovac transaction agreements, other than payments to be made under the settlement agreement. Grace has alleged that the Company is responsible for specified amounts under the Cryovac transaction agreements. Any amounts for which the Company may be liable to Grace may be used to offset the liabilities of Grace and its affiliates to the Company. The Company intends to seek indemnification by Grace and its affiliates for defense costs related to asbestos and fraudulent transfer litigation and the Fresenius claims, and approximately $8.1 million paid by the Company on account of its guaranty of debt issued by W. R. Grace & Co.—Conn. Except to the extent of any potential setoff or similar claim, the Company expects that its claims will be as an unsecured creditor of Grace. Since portions of the Company’s claims against Grace and its affiliates are contingent or unliquidated, the Company cannot determine the amount of the Company’s claims, the extent to which these claims may be reduced by setoff, how much of the claims may be allowed, or the amount of the Company’s recovery on these claims, if any, in the bankruptcy proceeding.

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

On March 14, 2005, the Company and the individual defendants filed a motion to dismiss the amended complaint in the Senn v. Hickey, et al. case for failure to state a claim. On December 19, 2005, the Court granted in part and denied in part defendants’ motion to dismiss. The Court determined that the Complaint failed adequately to allege scienter as to the four individual defendants other than T.J. Dermot Dunphy, and therefore dismissed the lawsuit with respect to these four individual defendants, but adequately alleged scienter as to Mr. Dunphy and the Company. Mr. Dunphy is a current director of the Company and was formerly Chairman of the Board and Chief Executive Officer of the Company. On December 28, 2005, the defendants requested that the Court reconsider the portion of the December 19, 2005 order denying defendants’ motion to dismiss with regard to the Company’s arguments other than scienter, or, in the alternative, that the Court certify the matter for interlocutory appeal. On February 13, 2006, the defendants filed an answer to the amended complaint. On April 7, 2006, the Court heard oral argument on defendants’ reconsideration motion, and on July 10, 2006, the Court denied the motion on the ground that issues of fact prevent the Court from granting a motion to dismiss based on the Company’s arguments other than scienter. On October 3, 2006, plaintiff filed a motion to certify a class of all persons who purchased or otherwise acquired the securities of the Company during the period from March 27, 2000 through July 30, 2002. On November 22, 2006, plaintiff filed an amended motion for class certification, seeking to withdraw as a class representative and the substitution of a new class representative, the State of Louisiana Municipal Police Employees Retirement System. Discovery concerning class certification and the merits is ongoing. Although the Company believes that neither it nor Mr. Dunphy should have any liability in this lawsuit, until the lawsuit has progressed beyond its current, still preliminary, stage, the Company cannot estimate the potential cost of an unfavorable outcome, if any.

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

Leases

The Company is obligated under the terms of various leases covering primarily warehouse and office facilities and production equipment, as well as smaller manufacturing sites that it occupies. The Company accounts for the majority of its leases as operating leases, which may include purchase or renewal options. Net rental expense was $28.5 million, $28.3 million and $28.2 million for 2006, 2005 and 2004, respectively. Estimated future minimum annual rental commitments under noncancelable real and personal property leases are as follows: 2007—$25.6 million; 2008—$19.4 million; 2009—$11.9 million; 2010—$10.0 million; 2011—$9.4 million; and subsequent years—$27.3 million.

Long-Term Commitments

At December 31, 2006, the Company has principal contractual obligations which include agreements to purchase an estimated amount of goods, including raw materials, or services in the normal course of business aggregating to approximately $168.5 million. The estimated future cash outlays are as follows: 2007—$79.4 million; 2008—$53.4 million; 2009—$11.9 million; 2010—$11.9 million; 2011—$6.4 million; and subsequent years—$5.5 million.

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

Note 17 Shareholders’ Equity

Common Stock

The following is a summary of changes during 2006, 2005 and 2004 in shares of common stock:

	2006	2005	2004
Changes in common stock:
Number of shares, beginning of year	86,142,741	85,836,102	85,547,227
Shares issued for contingent stock	271,350	241,200	252,275
Non-cash compensation	4,983	1,743	3,170
Exercise of stock options	69,839	63,696	33,136
Other	—	—	294
Number of shares issued, end of year	86,488,913	86,142,741	85,836,102
Changes in common stock in treasury:
Number of shares held, beginning of year	4,691,086	2,211,886	461,785
Purchase of shares during the period	1,049,200	2,430,200	1,781,000
Contingent stock repurchased, withheld or forfeited	83,599	49,000	19,101
Shares issued for pre-paid royalties to a non-employee	—	—	(50,000)
Number of shares held, end of year	5,823,885	4,691,086	2,211,886

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board, commonly referred to as the FASB, issued SFAS No. 123 (revised), “Share-Based Payment” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (revised) covers a wide range of share-based compensation arrangements and requires that the compensation cost related to these types of payment transactions be recognized in financial statements. Cost is measured based on the fair value of the equity or liability instruments issued. The Company adopted SFAS No. 123 (revised) in the first quarter of 2006 as required using the modified prospective application. Under the modified prospective application, SFAS No. 123 (revised) applies to all awards granted, modified, repurchased or cancelled by the Company since January 1, 2006 and to unvested awards at the date of adoption. The Company was also required to eliminate any unearned or deferred compensation related to earlier awards against the appropriate equity account. At December 31, 2005, the Company had $17.8 million of deferred compensation recorded in the shareholders’ equity section of the condensed consolidated balance sheet. This amount was eliminated against additional paid-in capital on January 1, 2006. The adoption of SFAS No. 123 (revised) did not have a material impact on the consolidated statement of operations as the amounts previously recognized by the Company for stock awards under the 1998 and 2005 Contingent Stock Plans are essentially the same as under SFAS No. 123.

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

For restricted stock awards, the Company records compensation expense and credits additional paid-in capital within shareholders’ equity based on the fair value of the award at the grant date. For restricted stock unit awards, the Company records compensation expense and credits additional paid-in capital within shareholders’ equity based on the fair value of the award at the end of each reporting period. The amount of the deferred compensation related to the restricted stock unit awards is re-measured at each reporting period based on the then current stock price and the effects of the stock price changes are recognized as compensation expense. For cash awards, the Company records a liability, which is reflected in other liabilities in the consolidated balance sheet, and records compensation expense based on the fair value of the award at the end of each reporting period. The amount of the liability is re-measured at each reporting period based on the then current stock price and the effects of the stock price changes are recognized as compensation expense. At December 31, 2006, the liability related to cash awards was immaterial to the Company’s consolidated balance sheet. The Company has not settled any cash awards during 2006.

Compensation expense related to restricted stock, restricted stock units and cash awards is recognized, net of estimated forfeitures in 2006 under SFAS No. 123 (revised) and net of actual forfeitures in 2005 and 2004 under SFAS No. 123, over a three-year period on a straight-line basis. These charges are included in marketing, administrative and development expenses and amounted to $14.0 million and $11.9 million and $10.2 million in 2006, 2005 and 2004, respectively.

At December 31, 2006, the weighted-average remaining contractual life of outstanding restricted stock, restricted stock units and cash awards was approximately 1.6 years, 2.2 years, and 2.2 years, respectively, and had terms expiring up to 2009. The total compensation cost related to nonvested restricted stock, restricted stock units and cash awards not yet recognized was $25.3 million as of December 31, 2006. At December 31, 2006, there were 722,975 shares of nonvested restricted stock, 93,900 shares of nonvested restricted stock units and nonvested cash awards measured by 3,000 shares outstanding. The 2005 Contingent Stock Plan and the 1998 Contingent Stock Plan permit tax withholding attributable to awards and other charges that may be required by law to be paid by withholding a portion of the shares attributable to such awards.

A summary of the changes in shares available for the 2005 and 1998 Contingent Stock Plan follows:

	2006	2005	2004
Number of shares available, beginning of year	2,332,350	663,320	901,195
Restricted stock shares issued for new awards under the 1998 Contingent Stock Plan	—	(113,100)	(252,275)
Restricted stock shares repurchased under the 1998 Contingent Stock Plan	—	10,300	14,400
Shares no longer available under the 1998 Contingent Stock Plan	—	(560,520)	—
Shares available under the 2005 Contingent Stock Plan	—	2,500,000	—
Restricted stock shares issued for new awards under the 2005 Contingent Stock Plan	(271,350)	(128,100)	—
Restricted stock units awarded under the 2005 Contingent Stock Plan	(56,600)	(39,550)	—
Restricted stock shares forfeited under the 2005 Contingent Stock Plan	2,500	—	—
Restricted stock units forfeited under the 2005 Contingent Stock Plan	2,250	—	—
Number of shares available, end of year	2,009,150	2,332,350	663,320
Weighted average per share market value of stock on grant date	$56.46	$51.07	$49.79

Directors Stock Plan

Non-cash compensation comprises shares issued to non-employee directors in the form of awards under the Company’s 2002 Stock Plan for Non-Employee Directors, which stockholders of the Company approved at the 2002 annual meeting. The 2002 Directors Stock Plan provides for annual grants of shares to non-employee directors, and interim grants of shares to eligible directors elected at times other than at an annual meeting, at a price per share equal to the par value of the shares, as all or part of the annual or interim retainer fees for non-employee directors. During 2002, the Company adopted a plan that permits non-employee directors to elect to defer all or part of their annual retainer until the non-employee director retires from the Board. The non-employee director can elect to defer the portion of the annual retainer payable in shares of stock. If a non-employee director makes this election, the non-employee director may also elect to defer the portion, if any, of the annual retainer payable in cash. Cash dividends on deferred shares are credited to the non-employee director’s deferred cash account on the applicable dividend payment date. The Company charges the excess of fair value over the price at which shares are issued under this plan to operations. This charge is included in marketing, administrative and development expenses and amounted to $0.4 million, $0.4 million and $0.3 million in 2006, 2005 and 2004, respectively.

A summary of the changes in shares available for the Directors Stock Plan follows:

	2006	2005	2004
Number of shares available, beginning of year	71,553	78,521	84,611
Shares granted and issued	(4,983)	(1,743)	(1,827)
Shares granted and deferred	(2,846)	(5,225)	(4,263)
Number of shares available, end of year	63,724	71,553	78,521
Weighted average per share market value of stock on grant date	$52.72	$51.70	$49.29

Other Common Stock Issuances

During 2004, the Company issued 50,000 shares of its common stock, par value $0.10 per share, to a non-employee under an intellectual property purchase agreement as prepaid royalties under that agreement. These shares vest ratably over a five-year period. The Company amortizes the cost associated with these shares on a straight-line basis. Amortization expense related to this issuance was $0.5 million, $0.5 million and $0.4 million in 2006, 2005 and 2004, respectively.

Stock Options

Stock option plans in which specified employees of the Cryovac packaging business participated were terminated effective March 31, 1998 in connection with the Cryovac transaction, except with respect to options that remained outstanding as of that date. All of these options had been granted at an exercise price equal to their fair market value on the date of grant. All options outstanding upon the termination of the stock option plans in 1998 had fully vested prior to December 31, 2000. Since such options were fully vested, SFAS No. 123 (revised) is not applicable. Since 1997, the Company has not issued any stock option awards and has no plans to do so in the future. At December 31, 2006, these options had a per share exercise price of $42.19, a weighted-average remaining contractual life of approximately 3 months, and terms expiring up to March 2007.

During 2006, 2005 and 2004, the holders exercised options to purchase 69,839, 63,696 and 33,136, respectively, with an aggregate exercise price of $2.9 million, $2.5 million and $1.1 million, respectively. At December 31, 2006, 2005 and 2004, the cumulative number of options to purchase 50,574, 47,885 and 46,820 shares of common stock, respectively, had expired. At December 31, 2006, 2005 and 2004, options to purchase 17,233, 89,761 and 154,522 shares of common stock, respectively, were outstanding at average per share exercise prices of $42.19, $41.61 and $40.71, respectively.

Cash Dividends

The Company used cash of $48.6 million during 2006 to pay quarterly cash dividends of $0.15 per common share on March 17, June 16, September 15, and December 15, 2006. The payment of these dividends was reflected as a reduction to retained earnings in the Company’s consolidated balance sheet.

Note 18 Earnings Per Common Share

Basic earnings per common share were $3.38 for 2006, $3.09 for 2005 and $2.56 for 2004. Diluted earnings per common share were $2.93 for 2006, $2.69 for 2005 and $2.25 for 2004.

In calculating diluted earnings per common share, the Company’s calculation of the weighted average number of common shares for 2006, 2005 and 2004 provides for the conversion of the Company’s 3% convertible senior notes due June 2033 due to the application of EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” the assumed issuance of nine million shares of common stock reserved for the Company’s previously announced asbestos settlement referred to in Note 16 to the Consolidated Financial Statements under the caption “Asbestos Settlement and Related Costs” and the exercise of dilutive stock options, net of assumed treasury stock repurchases.

The following table sets forth the reconciliation of the basic and diluted earnings per common share computations for the years ended December 31, 2006, 2005 and 2004 (shares in millions):

	2006	2005	2004
Basic EPS:
Numerator
Net earnings ascribed to common shareholders—basic	$274.1	$255.8	$215.6
Denominator
Weighted average number of common shares outstanding—basic	81.1	82.8	84.2
Basic earnings per common share	$3.38	$3.09	$2.56
Diluted EPS:
Numerator
Net earnings ascribed to common shareholders—basic	$274.1	$255.8	$215.6
Add: Interest on 3% convertible senior notes, net of income taxes	7.8	7.8	7.8
Net earnings ascribed to common shareholders—diluted	$281.9	$263.6	$223.4
Denominator
Weighted average number of common shares outstanding—basic	81.1	82.8	84.2
Effect of conversion of 3% convertible senior notes	6.2	6.2	6.2
Effect of assumed issuance of asbestos settlement shares	9.0	9.0	9.0
Weighted average number of common shares outstanding—diluted	96.3	98.0	99.4
Diluted earnings per common share	$2.93	$2.69	$2.25

Note 19 Supplementary Financial Information

Other Income, net

	2006	2005	2004
Interest and dividend income	$16.8	$11.1	$7.7
Net foreign exchange transaction losses	(4.1)	(4.7)	(9.0)
Asbestos settlement and related costs (Note 16)	(1.6)	(2.2)	(2.0)
Other, net	10.9	11.7	9.1
Other income, net	$22.0	$15.9	$5.8

Supplementary Cash Flow Information

	2006	2005	2004
Interest payments, net of amounts capitalized	$116.7	$113.6	$136.6
Income tax payments	$152.6	$152.2	$141.9

Note 20 Acquisitions

On January 3, 2006, the Company acquired Nelipak Holdings B.V. for cash in the amount of $41.2 million, net of cash acquired, and assumed debt of approximately $9.6 million. The Company accounted for this acquisition under the purchase method of accounting, which resulted in an allocation of goodwill of $25.7 million. The Company allocated the purchase price to the assets acquired and liabilities assumed using estimated fair values. The Company also made other smaller acquisitions in 2006. These acquisitions, including the acquisition of Nelipak Holdings B.V. were not material to the Company’s consolidated financial statements.

Note 21 Staff Accounting Bulletin No. 108

In September 2006, the SEC released SAB 108. SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. There are two widely recognized methods for quantifying the effects of financial statement misstatements: the “rollover” or income statement method and the “iron curtain” or balance sheet method. Historically, the Company used the “rollover” method. Under this method, the Company quantified its financial statement misstatements based on the amount of errors originating in the current-year income statement, and as result did not consider the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. SAB 108 now requires that the Company must consider both the rollover and iron curtain methods (“dual method”) when quantifying misstatements in the financial statements. The iron curtain method quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s origination. Upon application, SAB 108 permits the Company to adjust for the cumulative effect of errors that were previously considered immaterial under the rollover method that are now considered material under the dual method. The SAB 108 adjustment affects the carrying amount of assets and liabilities as of the beginning of the current year, with an offsetting adjustment to the opening balance of retained earnings on January 1, 2006.

In accordance with SAB 108, the Company has adjusted its opening retained earnings for 2006 for the items described below. These errors had previously been considered immaterial to the Company’s consolidated financial statements using the rollover method.

Capitalization of Overhead in Inventories

The Company adjusted its beginning retained earnings for 2006 to reflect the capitalization of certain manufacturing-related overhead costs in inventories. These costs were previously expensed as incurred for a number of years. As a result of this adjustment, the Company recorded an increase of $40.6 million to inventory and a corresponding increase to retained earnings, before income taxes.

General Inventory Reserve

The Company had maintained a general inventory reserve on its consolidated balance sheet. This reserve was established a number of years ago to recognize exposures regarding the valuation of inventories that the Company believed existed at that time. This amount was reversed under SAB No. 108, which resulted in an increase to inventories of $6.0 million and a corresponding increase, before income taxes, to retained earnings.

Equipment Depreciation

The Company adjusted its beginning retained earnings for 2006 for a historical misstatement related to the use of incorrect useful lives for the depreciation of certain equipment. This adjustment accumulated over several years and resulted in an increase to accumulated depreciation of $4.4 million and a corresponding reduction, before income taxes, to retained earnings.

Tax Valuation Allowance

The Company adjusted its beginning retained earnings for 2006 for a historical misstatement related to income tax valuation allowances that exceeded the net deferred tax assets in certain jurisdications, which accumulated over a period of several years. These excess valuation allowances were reversed under SAB No. 108, which resulted in an increase to deferred tax assets of $3.0 million and a corresponding increase to retained earnings.

Impact of Adjustments

The impact of each of the items noted above on 2006 opening retained earnings is presented below.

	Inventory Adjustments	Equipment Depreciation Adjustment	Tax Valuation Allowance Adjustment	Total Adjustment
Cumulative effect on retained earnings as of January 1, 2006, net of $13.4 tax	$31.5	($2.7)	$3.0	$31.8

The aggregate impact of these adjustments is summarized below.

SAB 108 Adjustment
Inventories	$46.6
Equipment accumulated depreciation	$4.4
Current deferred income tax asset	$(1.3)
Non-current deferred income tax asset	$3.7
Current deferred income tax liability	$12.8

Note 22 New Accounting Pronouncements

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes.” The interpretation prescribes a consistent recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN No. 48 is effective for financial statements for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Note 23 Subsequent Events

Two-For-One Stock Split

On February 16, 2007, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock, to be effected in the form of a stock dividend. The stock dividend is payable on March 16, 2007 at the rate of one additional share of the Company’s common stock for each share of the Company’s common stock issued and outstanding to stockholders of record at the close of business on March 2, 2007.

This stock split will result in the issuance of approximately 80.7 million additional shares of common stock and will be accounted for by the transfer of approximately $8.1 million from additional paid-in capital to common stock.  In addition, nine million additional shares of common stock will be reserved related to the asbestos settlement and will be accounted for by the transfer of $0.9 from additional paid-in capital to common stock reserved for issuance related to asbestos settlement.  Shares reserved for issuance under the Company’s 2005 Contingent Stock Plan, the 2002 Directors Stock Plan and for the conversion of the Company’s 3% convertible senior notes will also be similarly adjusted.

Pro forma earnings per share amounts on a post-split basis for the years ended December 31, 2006, 2005 and 2004 would be as follows:

	2006	2005	2004
Earnings per common share
Basic:
As reported	$3.38	$3.09	$2.56
Post-split	$1.69	$1.54	$1.28
Diluted:
As reported	$2.93	$2.69	$2.25
Post-split	$1.46	$1.35	$1.12

Information presented in the consolidated financial statements and in the notes to the consolidated financial statements have not been restated to reflect the two-for-one stock split.

2007 Quarterly Cash Dividend

On February 16, 2007, the Company’s Board of Directors also increased the Company’s quarterly cash dividend by 33% to $0.20 per common share, declaring a quarterly cash dividend payable on the pre-split shares of the Company’s common stock on March 16, 2007 to stockholders of record at the close of business on March 2, 2007. The estimate of this liability is $16.1 million and was calculated using 80,672,810 shares of common stock that were issued and outstanding as of January 31, 2006.

Divestitures

On February 9, 2007, the Company sold its 50 percent interest in PolyMask Corporation to its joint venture partner, 3M Company. The joint venture was formed in 1991 between the Company and 3M to produce and sell non-packaging surface protection films. The Company received an aggregate cash amount of approximately $36.0 million for the transaction and other related assets and is expecting to record a pre-tax gain of approximately $35.0 million ($21.0 million after-tax) in the first quarter of 2007. The Company accounted for this joint venture under the equity method of accounting. The consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004 include $3.9 million, $2.6 million and $2.7 million, respectively, for the Company’s proportionate share of PolyMask Corporation’s net income, which is recorded in other income, net. The Company’s investment in this joint venture was not material to the Company’s consolidated financial statements.

Note 24 Interim Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006(1)
Net sales	$1,019.1	$1,081.9	$1,081.4	$1,145.5
Gross profit	283.6	307.3	309.8	339.3
Net earnings	55.8	57.8	77.2	83.3
Earnings per common share—basic(2)	0.68	0.71	0.95	1.03
Earnings per common share—diluted(2)	0.60	0.62	0.82	0.89
2005(1)
Net sales	$969.8	$1,020.0	$1,019.7	$1,075.7
Gross profit	277.5	295.9	287.8	296.7
Net earnings	55.8	62.7	64.2	73.0
Earnings per common share—basic(2)	0.67	0.75	0.78	0.90
Earnings per common share—diluted(2)	0.58	0.66	0.68	0.77

(1)             The sum of the four quarterly amounts may not equal the full year amounts due to rounding in each period.

(2)             The sums of the four quarterly earnings per common share amounts may not equal the amounts reported for the full years since each period is calculated separately.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s employees accumulate this information and communicate it to the Company’s management, including its Chief Executive Officer (its principal executive officer) and its Chief Financial Officer (its principal financial officer), as appropriate, to allow timely decisions regarding the required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily must apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. The management of the Company evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness, as of the end of its 2006 fiscal year, of the Company’s internal control over financial reporting. The suitable recognized control framework on which management’s evaluation of the Company’s internal control over financial reporting is based is the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based upon that evaluation under the COSO framework, the Company’s management concluded that its internal control over financial reporting as of the end of its 2006 fiscal year was effective. The independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, KPMG LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. KPMG’s attestation report is included below in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Sealed Air Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Sealed Air Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” Sealed Air Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Sealed Air Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Sealed Air Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” Also, in our opinion, Sealed Air Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sealed Air Corporation and subsidiaries as of December 31, 2006 and, 2005, and the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31,

2006, and the related consolidated financial statement schedule, and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP
Short Hills, New Jersey
February 27, 2007

Changes in Internal Control over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Part of the information required in response to this Item is set forth in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” and the balance except as set forth below will be included in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders under the captions “Election of Directors—Information Concerning Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance.” All such information is incorporated herein by reference.

The Company has adopted a Code of Conduct applicable to all directors, officers and employees and a supplemental Code of Ethics for Senior Financial Executives applicable to the Company’s Chief Executive Officer, Chief Financial Officer, Controller, Treasurer, and all other employees performing similar functions for the Company. The texts of the Code of Conduct and the Code of Ethics for Senior Financial Executives are posted on the Company’s Internet web site at www.sealedair.com and are available in print without charge to any stockholder who requests them by calling the Company at 201-791-7600 or writing to Investor Relations, Sealed Air Corporation, 200 Riverfront Boulevard, Elmwood Park, New Jersey 07407-1033. The Company will post any amendments to the Code of Conduct and the Code of Ethics for Senior Financial Executives on its Internet web site. The Company will also post any waivers applicable to any of its directors or officers, including the senior financial officers listed above, from provisions of the Code of Conduct or the Code of Ethics for Senior Financial Executives on its Internet web site.

The Company’s Board of Directors has adopted Corporate Governance Guidelines and charters for its three standing committees, the Audit Committee, the Nominating and Corporate Governance Committee, and the Organization and Compensation Committee. Copies of the Corporate Governance Guidelines and the charters are posted on the Company’s Internet web site at www.sealedair.com and are available in print to any stockholder who requests them by calling the Company at 201-791-7600 or writing to Investor Relations, Sealed Air Corporation, 200 Riverfront Boulevard, Elmwood Park, NJ 07407-1033.

The Company’s Audit Committee comprises directors Hank Brown, who serves as chairman, Michael Chu, Lawrence R. Codey and Kenneth P. Manning. The Company’s Board of Directors has determined that each of the four members of the Audit Committee is an audit committee financial expert in accordance with the standards of the Securities and Exchange Commission and that each is independent, as defined in the listing standards of the New York Stock Exchange, Inc. applicable to the Company and as determined by the Board of Directors.

During 2006, William V. Hickey, the Company’s Chief Executive Officer, certified to the New York Stock Exchange that he was not aware of any violation by the Company of the New York Stock Exchange corporate governance listing standards. The Company has filed certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K.

Item 11.                 Executive Compensation

The information required in response to this item will be set forth in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders under the captions “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”  Such information is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required in response to this Item will be set forth in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders under the caption “Voting Securities.” Such information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2006 with respect to shares of common stock that may be issued under the 2005 Contingent Stock Plan of Sealed Air Corporation and the Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors.

Plan Category(1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by stockholders(2)	101,951	(2)	2,072,874
Equity compensation plans not approved by stockholders	—	—	—
Total	101,951		2,072,874

(1)          The table does not include information concerning equity compensation plans that have been terminated. Stock option plans in which employees of the Company’s Cryovac packaging business participated prior to March 31, 1998 were terminated as of March 31, 1998 except with respect to options that were still outstanding as of that date. At December 31, 2006, a total of 17,233 shares of common stock were issuable upon the exercise of those outstanding options at an average per share exercise price of $42.19.

(2)          Consists of the 2005 Contingent Stock Plan of Sealed Air Corporation and the 2002 Stock Plan for Non-Employee Directors. Column (a) includes 80,900 restricted stock shares and restricted stock units awarded under the 2005 Contingent Stock Plan but not yet issued as of December 31, 2006, as well as 21,051 deferred stock units held by non-employee directors. There is no exercise price for shares or units awarded under the 2005 Contingent Stock Plan. The exercise price for deferred stock units held by non-employee directors is $0.10 per share, all of which had been paid to the Company prior to December 31, 2006. As of December 31, 2006 there were 2,009,150 shares available under the 2005 Contingent Stock Plan and 63,724 shares available under the Directors Stock Plan.

Item 13.                 Certain Relationships and Related Transactions

The information required in response to this item will be set forth in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders under the captions “Independence of Directors” and “Certain Relationships and Related Person Transactions.” Such information is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services

The information required in response to this item will be included in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders under the captions “Principal Independent Auditor Fees” and “Audit Committee Pre-Approval Policies and Procedures.” Such information is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)          Documents filed as a part of this Annual Report on Form 10-K:

(i)    Financial Statements

See Index to Consolidated Financial Statements and Schedule on page 48 of this Annual Report on Form 10-K.

(ii)   Financial Statement Schedule

See Schedule II—Valuation and Qualifying Accounts and Reserves—Years Ended December 31, 2006, 2005 and 2004 on page 110 of this Annual Report on Form 10-K.

(iii) Exhibits

Exhibit Number	Description
2.1

Distribution Agreement dated as of March 30, 1998 among the Company, W. R. Grace & Co.—Conn., and W.R. Grace & Co. (Exhibit 2.2 to the Company’s Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139, is incorporated herein by reference.)

3.1

Unofficial Composite Amended and Restated Certificate of Incorporation of the Company as currently in effect. (Exhibit 3.1 to the Company’s Registration Statement on Form S-3, Registration No. 333-108544, is incorporated herein by reference.)

3.2

Amended and Restated By-Laws of the Company as currently in effect. (Exhibit 3.1 to the Company’s Current Report on Form 8-K, Date of Report February 16, 2007, File No. 1-12139, is incorporated herein by reference.)

4.1

Indenture, dated as of July 1, 2003, of the Company, as Issuer, to SunTrust Bank, as Trustee, regarding 5.625% Senior Notes Due 2013 and 6.875% Senior Notes Due 2033. (Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12139, is incorporated herein by reference.)

4.2

Indenture, dated as of July 1, 2003, of the Company, as Issuer, to SunTrust Bank, as Trustee, regarding 3% Convertible Senior Notes Due 2033. (Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12139, is incorporated herein by reference.)

10.1

Employee Benefits Allocation Agreement dated as of March 30, 1998 among the Company, W. R. Grace & Co.—Conn. and W. R. Grace & Co. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139, is incorporated herein by reference.)

10.2

Tax Sharing Agreement dated as of March 30, 1998 by and among the Company, W. R. Grace & Co.—Conn. and W. R. Grace & Co. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139, is incorporated herein by reference.)

10.3

Restricted Stock Plan for Non-Employee Directors of the Company. (Annex E to the Company’s Proxy Statement for the 1998 Annual Meeting of Stockholders, File No. 1-12139, is incorporated herein by reference.)*

10.4

W. R. Grace & Co. 1996 Stock Incentive Plan, as amended. (Exhibit 10.1 to the Quarterly Report on Form 10-Q of W. R. Grace & Co. for the quarter ended March 31, 1997, File No. 1-12139, is incorporated herein by reference.)*

10.5

Form of Contingent Stock Purchase Agreement-Section 162(m) Officer. (Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12139, is incorporated herein by reference.)*

10.6	Form of Restricted Stock Purchase Agreement. (Exhibit 4.4 to the Company’s Registration Statement on Form S-8, Registration No. 333-59195, is incorporated herein by reference.)*
10.7

1998 Contingent Stock Plan of the Company, as amended. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12139, is incorporated herein by reference.)*

10.8

Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors. (Annex A to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders, File No. 1-12139, is incorporated herein by reference.)*

10.9

Form of Stock Purchase Agreement for use in connection with the Company’s 2002 Stock Plan for Non-Employee Directors. (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-12139, is incorporated herein by reference.)*

10.10

Sealed Air Corporation Deferred Compensation Plan for Directors. (Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-12139, is incorporated herein by reference.)*

10.11

Agreement in Principle, dated November 27, 2002, by and among the Official Committee of Asbestos Personal Injury Claimants, the Official Committee of Asbestos Property Damage Claimants, the Company, and the Company’s subsidiary, Cryovac, Inc. (Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12139, is incorporated herein by reference.)

10.12

Settlement Agreement and Release, dated November 10, 2003, by and among the Official Committee of Asbestos Personal Injury Claimants, the Official Committee of Asbestos Property Damage Claimants, the Company, and the Company’s subsidiary, Cryovac, Inc. (Exhibit 10.1 to the Company’s Amendment No. 3 to its Registration Statement on Form S-3, Registration No. 333-108544, is incorporated herein by reference.)

10.13

Amendment dated April 15, 2004, to the Restricted Stock Plan for Non-Employee Directors of the Company. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-12139, is incorporated herein by reference.)*

10.14

Amendment to the 1998 Contingent Stock Plan of the Company, adopted August 4, 2004. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-12139, is incorporated herein by reference.)*

10.15

Form of Amendment to Existing Contingent Stock Purchase Agreement—Officer. (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-12139, is incorporated herein by reference.)*

10.16

Form of Contingent Stock Purchase Agreement—Officer. (Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-12139, is incorporated herein by reference.)*

10.17

Form of Contingent Stock Purchase Agreement—Section 162(m) Officer. (Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-12139, is incorporated herein by reference.)*

10.18

Letter Agreement dated January 5, 2004 regarding compensation of J. Stuart K. Prosser, Senior Vice President of the Company. (Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-12139, is incorporated herein by reference.)*

10.19

Letter Agreement dated January 13, 2004 regarding U.K. pension plan benefits to J. Stuart K. Prosser. (Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-12139, is incorporated herein by reference.)*

10.20

Revolving Credit Facility (5-year), dated as of July 26, 2005, among the Company, certain of the Company’s subsidiaries, banks and financial institutions party thereto, and Citicorp USA, Inc., as agent for the lenders. (Exhibit 10 to the Company’s Current Report on Form 8-K, Date of Report July 28, 2005, File No. 1-12139, is incorporated herein by reference.)

10.21	2005 Contingent Stock Plan of the Company. (Annex D to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders, File No. 1-12139, is incorporated herein by reference.)*
10.22

Performance-Based Compensation Program of the Company, as amended. (Annex E to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders, File No. 1-12139, is incorporated herein by reference.)*

10.23

Form of Restricted Stock Agreement under 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 4.4 to the Company’s Registration Statement on Form S-8, Registration No. 333-126890, is incorporated herein by reference.)*

10.24

Form of Restricted Stock Unit Agreement under 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 4.5 to the Company’s Registration Statement on Form S-8, Registration No. 333-126890, is incorporated herein by reference.)*

10.25

Form of Non-Compete and Confidentiality Agreement for exempt U.S. employees, substantially as executed by David B. Crosier, Senior Vice President, and David H. Kelsey, Senior Vice President and Chief Financial Officer, of the Company. (Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-12139, is incorporated herein by reference.)*

10.26

Written Description of Compensatory Arrangement between the Company and J. Stuart K. Prosser, Senior Vice President, as approved April 4, 2006. (Exhibit 10 to the Company’s Current Report on Form 8-K, Date of Report April 4, 2006, File No. 1-12139, is incorporated herein by reference.)*

10.27

Effectiveness Notice, dated July 26, 2006, advising lenders of approval of extension of termination date of the Company’s Revolving Credit Facility, dated as of July 26, 2005. (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-12139, is incorporated herein by reference.)

10.28

Contract for Services, dated as of December 28, 2006, between Sealed Air Limited, a U.K. subsidiary of the Company, and J. Stuart K. Prosser, a former Senior Vice President of the Company, pursuant to which Mr. Prosser shall provide consulting services to Sealed Air Limited or its affiliates. (Exhibit 10 to the Company’s Current Report on Form 8-K, Date of Report December 28, 2006, File No. 1-12139, is incorporated herein by reference.)*

10.29	Fees to be paid to the Company’s Non-Management Directors-2007.*
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
31.1	Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated February 28, 2007.
31.2	Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated February 28, 2007.
32	Certification of William V. Hickey, Chief Executive Officer of the Company, and David H. Kelsey, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated February 28, 2007.

*                    Compensatory plan or arrangement of management required to be filed as an exhibit to this report on Form 10-K.

SEALED AIR CORPORATION AND SUBSIDIARIES
SCHEDULE II
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2006, 2005 and 2004
(In millions of dollars)

Description	Balance At Beginning Of Year	Charged To Costs And Expenses	Deductions		Application Of SAB 108 (3)	Foreign Currency Translation And Other	Balance At End Of Year
Year ended December 31, 2006:
Allowance for doubtful accounts	$16.6	$3.4	$(3.1	)(1)	$—	$0.6	$17.5
Inventory obsolescence reserve	$30.3	$9.1	$(6.5	)(2)	$(6.0)	$1.7	$28.6
Year ended December 31, 2005:
Allowance for doubtful accounts	$18.4	$3.9	$(4.7	)(1)	$—	($1.0)	$16.6
Inventory obsolescence reserve	$30.7	$7.2	$(6.0	)(2)	$—	($1.6)	$30.3
Year ended December 31, 2004:
Allowance for doubtful accounts	$17.9	$5.1	$(6.2	)(1)	$—	$1.6	$18.4
Inventory obsolescence reserve	$31.3	$3.9	$(6.4	)(2)	$—	$1.9	$30.7

(1)          Primarily accounts receivable balances written off, net of recoveries.

(2)          Primarily items removed from inventory.

(3)          See Note 21 to the Consolidated Financial Statements for further details of the Company’s application of SAB 108.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALED AIR CORPORATION
(Registrant)
Date: February 28, 2007	By:	/s/ WILLIAM V. HICKEY
William V. Hickey
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Date
By	/s/ WILLIAM V. HICKEY	February 28, 2007
William V. Hickey
President, Chief Executive Officer and Director
(Principal Executive Officer)
By	/s/ DAVID H. KELSEY	February 28, 2007
David H. Kelsey
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
By	/s/ JEFFREY S. WARREN	February 28, 2007
Jeffrey S. Warren
Controller (Principal Accounting Officer)
By	/s/ HANK BROWN	February 28, 2007
Hank Brown
Director
By	/s/ MICHAEL CHU	February 28, 2007
Michael Chu
Director
By	/s/ LAWRENCE R. CODEY	February 28, 2007
Lawrence R. Codey
Director
By	/s/ T. J. DERMOT DUNPHY	February 28, 2007
T. J. Dermot Dunphy
Director

By	/s/ CHARLES F. FARRELL, JR.	February 28, 2007
Charles F. Farrell, Jr.
Director
By	/s/ JACQUELINE B. KOSECOFF	February 28, 2007
Jacqueline B. Kosecoff
Director
By	/s/ KENNETH P. MANNING	February 28, 2007
Kenneth P. Manning
Director
By	/s/ WILLIAM J. MARINO	February 28, 2007
William J. Marino
Director