Form 10-Q
period 2007-03-31
SEALED AIR CORP/DE
filed 2007-05-08
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
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

There were 161,551,847 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of April 30, 2007.

SEALED AIR CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.                        Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(In millions of dollars, except for per share data)
(Unaudited)

	2007	2006
Net sales	$1,094.7	$1,019.1
Cost of sales	780.5	735.5
Gross profit	314.2	283.6
Marketing, administrative and development expenses	177.9	167.5
Restructuring charges	0.4	0.2
Operating profit	135.9	115.9
Interest expense	(35.6)	(38.4)
Gain on the sale of equity method investment	35.3	—
Other income, net	4.5	4.5
Earnings before income tax expense	140.1	82.0
Income tax expense	13.1	26.2
Net earnings	$127.0	$55.8
Earnings per common share:
Basic	$0.79	$0.34
Diluted	$0.67	$0.30

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31, 2006
(In millions of dollars, except share data)
(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$415.9	$373.1
Short-term investments—available-for-sale securities	39.9	33.9
Accounts receivable, net of allowances for doubtful accounts of $17.9 in 2007 and $17.5 in 2006	704.2	721.3
Inventories	545.6	509.4
Other current assets	119.5	119.0
Total current assets	1,825.1	1,756.7
Property and equipment:
Land and improvements	39.1	35.7
Buildings	520.7	516.2
Machinery and equipment	2,021.1	2,054.2
Other property and equipment	136.1	135.9
Construction-in-progress	164.1	139.6
	2,881.1	2,881.6
Accumulated depreciation and amortization	(1,889.5)	(1,911.5)
Property and equipment, net	991.6	970.1
Goodwill	1,967.1	1,957.1
Other assets	333.1	337.0
Total Assets	$5,116.9	$5,020.9

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
MARCH 31, 2007 and DECEMBER 31, 2006
(In millions of dollars, except share data)
(Unaudited)

	March 31, 2007	December 31, 2006
LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$16.8	$20.2
Current portion of long-term debt	5.6	5.5
Accounts payable	292.9	283.9
Asbestos settlement liability	512.5	512.5
Other current liabilities	465.8	497.8
Income taxes payable	48.9	86.2
Total current liabilities	1,342.5	1,406.1
Long-term debt, less current portion	1,827.1	1,826.6
Other liabilities	154.4	133.4
Total Liabilities	3,324.0	3,366.1
Commitments and Contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.10 par value per share. Authorized 50,000,000 shares; no shares issued in 2007 and 2006	—	—
Common stock, $0.10 par value per share. Authorized 400,000,000 shares; issued 167,349,759 shares in 2007 and 86,488,913 shares in 2006	16.7	8.6
Common stock reserved for issuance related to asbestos settlement, $0.10 par value per share, 18,000,000 shares in 2007 and 9,000,000 in 2006	1.8	0.9
Additional paid-in capital	1,070.8	1,075.9
Retained earnings	1,083.3	972.4
	2,172.6	2,057.8
Unamortized pension, net of taxes	(58.9)	(60.2)
Cumulative translation adjustment	(48.0)	(70.7)
Unrecognized gain on derivative instruments, net of taxes	6.1	6.1
Accumulated other comprehensive loss	(100.8)	(124.8)
Cost of treasury common stock, 5,834,153 shares in 2007 and 5,823,885 shares in 2006	(278.9)	(278.2)
Total Shareholders’ Equity	1,792.9	1,654.8
Total Liabilities and Shareholders’ Equity	$5,116.9	$5,020.9

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(In millions of dollars)
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net earnings	$127.0	$55.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	40.6	41.3
Amortization of senior debt related items and other	0.6	0.8
Deferred tax benefit	(1.4)	(0.8)
Gain on the sale of equity method investment	(35.3)	—
Net loss (gain) on disposals of property and equipment and other	0.6	(1.2)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable, net	25.3	22.6
Inventories	(35.1)	(21.7)
Other current assets	0.8	(1.7)
Other assets	4.4	6.9
Accounts payable	5.0	(7.3)
Income taxes payable	(15.7)	8.7
Other current liabilities	(36.3)	(35.2)
Other liabilities	0.5	(0.7)
Net cash provided by operating activities	81.0	67.5
Cash flows from investing activities:
Capital expenditures for property and equipment	(50.9)	(28.9)
Purchases of available-for-sale securities	(137.7)	(70.6)
Sales of available-for-sale securities	131.8	72.2
Proceeds from sales of property and equipment	0.1	5.2
Businesses acquired in purchase transactions, net of cash and cash equivalents acquired	(7.7)	(41.3)
Proceeds from the sale of equity method investment	36.0	—
Other investing activities	3.9	(2.7)
Net cash used in investing activities	(24.5)	(66.1)
Cash flows from financing activities:
Payments of long-term debt	(1.4)	(9.0)
Dividends paid on common stock	(16.1)	(12.2)
Proceeds from stock option exercises	0.7	1.7
Net payments of short-term borrowings	(3.5)	(5.7)
Net cash used in financing activities	(20.3)	(25.2)
Effect of exchange rate changes on cash and cash equivalents	6.6	6.2
Cash and cash equivalents:
Net change during the period	42.8	(17.6)
Balance, beginning of period	373.1	455.8
Balance, end of period	$415.9	$438.2
Supplemental Cash Flow Items:
Interest payments, net of amounts capitalized	$25.8	$26.8
Income tax payments	$29.7	$19.4

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(In millions of dollars)
(Unaudited)

	2007	2006
Net earnings	$127.0	$55.8
Other comprehensive income (loss):
Amortization of deferred pension items, net of income tax expense of $0.5 for 2007	1.3	—
Unrecognized loss on derivative instruments, net of income tax benefit of $0.1 for 2007 and 2006	—	(0.1)
Foreign currency translation adjustments	22.7	(3.6)
Comprehensive income	$151.0	$52.1

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in tables in millions of dollars, except share and per share data)
(Unaudited)

(1)   Basis of Consolidation

The condensed consolidated financial statements include the accounts of Sealed Air Corporation and its subsidiaries, or the Company. All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the condensed consolidated balance sheet as of March 31, 2007 and the condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006 have been made. The results set forth in the condensed consolidated statement of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. All amounts are approximate due to rounding. Where appropriate, prior period amounts have been reclassified to conform to the current year’s presentation. The principal reclassification was the reclassification of $2.7 million from operating activities to investing activities in the Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2006. This reclassification had no impact on the condensed consolidated statements of operations or the condensed consolidated balance sheets and was immaterial to the Company’s condensed consolidated statement of cash flows.

The condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules, annual footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the condensed consolidated financial statements and accompanying notes. Actual results can differ from those estimates.

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

(2)   Business Segment Information

Segment Re-Alignment:

In 2007, the Company announced that it will increase the focus of its sales and marketing organization on a combination of core markets and new business opportunities. This initiative will include developing technologies and innovative products for food and protective packaging applications as well as identifying new performance solutions for specialty materials.  As a result of these ongoing changes, the Company is in the process of re-evaluating and realigning its segment reporting to address these organizational changes so that segment reporting reflects the way management will make operating decisions and assess the Company’s performance. Because that evaluation is not yet completed,  the following disclosures are based on the two reportable segments that are currently being used by the Company.

	For the Three Months Ended March 31,
	2007	2006
Net sales
Food Packaging	$682.4	$625.6
Protective Packaging	412.3	393.5
Total	$1,094.7	$1,019.1
Operating profit
Food Packaging	$76.8	$64.6
Protective Packaging	59.7	51.7
Total segments	136.5	116.3
Restructuring charges(1)	(0.4)	(0.2)
Unallocated corporate operating expenses	(0.2)	(0.2)
Total	$135.9	$115.9
Depreciation and amortization
Food Packaging	$28.4	$28.0
Protective Packaging	12.2	13.3
Total	$40.6	$41.3

(1)          In 2007, includes a $0.1 million charge for Food Packaging and a $0.3 million charge for Protective Packaging. In 2006, includes a charge of $0.3 million for Food Packaging and a credit of $0.1 million for Protective Packaging.

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and because the Company’s management views goodwill as a corporate asset, the Company has allocated all of its goodwill to the corporate level rather than to the individual segments. However, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company has allocated goodwill to each reportable segment in order to perform its annual impairment review of goodwill, which it does during the fourth quarter of each year. The allocation of goodwill in accordance with SFAS No. 142 as of March 31, 2007 was as follows:

	Balance at December 31, 2006	Goodwill Acquired	Foreign Currency Translation and Other	Balance at March 31, 2007
Food Packaging	$587.2	$—	$1.7	$588.9
Protective Packaging	1,369.9	8.0	0.3	1,378.2
Total	$1,957.1	$8.0	$2.0	$1,967.1

See Note 15, “Acquisitions and Divestitures,” for additional information on the goodwill acquired during 2007.

(3)   Short-Term Investments—Available-for-Sale Securities

At March 31, 2007 and December 31, 2006, the Company’s available-for-sale securities consisted of auction rate securities for which interest or dividend rates are generally re-set for periods of up to 90 days and at March 31, 2007 also included investments in secured liquidity notes.  At March 31, 2007, the Company held $39.9 million of available-for-sale securities, of which $29.7 million were auction rate securities which were investments in preferred stock with no maturity dates and $10.2 million were investments in secured liquidity notes with contractual maturities in April 2007. At December 31, 2006, the Company held $33.9 million of auction rate securities which were investments in preferred stock with no maturity dates.

At March  31, 2007 and December 31, 2006, the fair value of the available-for-sale securities held by the Company was approximate to their cost. There were no gross realized gains or losses from the sale of available-for-sale securities in 2007 and 2006.

(4)   Accounts Receivable Securitization Program

The Company’s $125.0 million receivables program has an expiration date of December 7, 2007. The receivables program contains financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these ratios at March 31, 2007.

The Company’s receivables funding subsidiary did not sell any receivables interests under the receivables program during the first three months of 2007 and 2006, and neither the bank nor the issuer of commercial paper that are parties to the program held any receivables interests in such receivables as of March 31, 2007 and 2006. Therefore the Company did not remove any related amounts from the assets reflected on its condensed consolidated balance sheet at March 31, 2007.

The costs associated with the receivables program are reflected in other income, net, in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006. These costs primarily relate to program and commitment fees and other associated costs and were $0.1 million for both the three months ended March 31, 2007 and 2006.

(5)   Inventories

	March 31, 2007	December 31, 2006
Inventories (at FIFO, which approximates replacement value):
Raw materials	$116.7	$108.7
Work in process	123.0	107.7
Finished goods	357.7	341.7
Subtotal	597.4	558.1
Reduction of certain inventories to LIFO basis	(51.8)	(48.7)
Total	$545.6	$509.4

The Company determines the value of non-equipment U.S. inventories by the last-in, first-out or LIFO inventory method. The value of U.S. inventories determined by that method amounted to $125.8 million and $127.0 million at March 31, 2007 and December 31, 2006, respectively. If the Company had used the first-in, first-out or FIFO inventory method, which approximates replacement value, for these inventories, the balances would have been $51.8 million and $48.7 million higher at March 31, 2007 and December 31, 2006, respectively.

(6)   Goodwill and Identifiable Intangible Assets

Goodwill:

At March 31, 2007 and December 31, 2006, the Company had unamortized goodwill in the amount of $1,967.1 million and $1,957.1 million, respectively. See Note 2, “Business Segment Information,” for the allocation of goodwill by business segment.

Identifiable Intangible Assets:

At March 31, 2007 and December 31, 2006, the Company had identifiable intangible assets with definite useful lives with a gross carrying value of $54.5 million and $53.9 million, respectively, less accumulated amortization of $38.8 million and $37.0 million, respectively. These identifiable intangible assets are included in other assets and are considered immaterial to the Company’s condensed consolidated balance sheets. Amortization of identifiable intangible assets was approximately $1.2 million for the three months ended March 31, 2007. Assuming no change in the gross carrying value of identifiable intangible assets from the value at March 31, 2007, the estimated amortization for future periods is as follows: remainder of 2007—$2.9 million, 2008—$3.2 million, 2009—$2.6 million, 2010—$1.4 million and 2011—$1.2 million. At March 31, 2007 and December 31, 2006, there were no identifiable intangible assets, other than goodwill, with indefinite useful lives as defined by SFAS No. 142.

(7)   Debt and Credit Facilities

Lines of Credit:

The following table summarizes the Company’s available lines of credit and committed and uncommitted lines of credit, including the credit facility and ANZ facility discussed below, at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Used lines of credit	$26.8	$30.4
Unused lines of credit	822.0	810.6
Total available lines of credit	$848.8	$841.0
Available lines of credit—committed	$637.6	$632.9
Available lines of credit—uncommitted	211.2	208.1
Total available lines of credit	$848.8	$841.0

The Company’s principal credit lines were all committed and consisted of the credit facility and the ANZ facility. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

Revolving Credit Facilities:

The Credit Facility—The Company has not borrowed under its $500.0 million unsecured multi-currency revolving credit facility since its inception in July 2005.

ANZ Facility—The Company has an Australian dollar 170.0 million, dual-currency revolving credit facility, known as the ANZ facility, equivalent to U.S. $137.6 million at March 31, 2007. The Company did not borrow under the ANZ facility during the first quarter of 2007.

Covenants:

Each issue of the Company’s outstanding senior notes imposes limitations on the Company’s operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. The credit facility contains financial covenants relating to interest coverage, debt leverage and minimum liquidity and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the asbestos settlement agreement discussed in Note 11, “Commitments and Contingencies.” The ANZ facility contains financial covenants relating to debt leverage, interest coverage and tangible net worth and restrictions on the creation of liens, the incurrence of additional indebtedness and asset sales, in each case relating to the Australian and New Zealand subsidiaries of the Company that are borrowers under the facility. The Company was in compliance with the above financial covenants and limitations, as applicable, at March 31, 2007.

Senior Notes:

During the three months ended March 31, 2007, the Company recorded adjustments to the fair value of its 5.375% senior notes due April 2008 as a result of the Company’s interest rate hedging related to these senior notes. See Note 8, “Derivatives and Hedging Activities.”

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

At March 31, 2007 and December 31, 2006, the Company was party to foreign currency forward contracts with an aggregate notional amount of $333.6 million maturing through December 2007 and $331.0 million maturing through June 2007, respectively. The estimated fair values of these contracts, which represent the estimated net payments that would be paid or received by the Company in the event of termination of these contracts based on the then current foreign exchange rates, was a net receivable of $0.5 million at March 31, 2007 and a net receivable of $0.1 million at December 31, 2006. These contracts qualified and were designated as cash flow hedges and had original maturities of less than twelve months.

Interest Rate Swaps:

At March 31, 2007, the Company had outstanding interest rate swaps with a total notional amount of $300.0 million that qualified and were designated as fair value hedges. The Company entered into these interest rate swaps to effectively convert its 5.375% senior notes due April 2008 into floating rate debt. At March 31, 2007, the Company recorded a mark to market adjustment to record a decrease of $7.1 million in the fair value of the 5.375% senior notes due April 2008 due to changes in interest rates and an offsetting increase to other liabilities to record the fair value of the related interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.

During the first three months of 2007 and 2006, under the terms of the $300.0 million outstanding interest rate swap agreements, the Company received interest at a fixed rate and paid interest at variable rates that were based on six-month London Interbank Offered Rate, or LIBOR. As a result, interest expense increased by $2.0 million and $1.2 million for the three months ended March 31, 2007 and 2006, respectively.

(9)   Global Manufacturing Strategy, Restructuring and Other Charges

Global Manufacturing Strategy:

The Company’s global manufacturing strategy, when implemented, will expand production in countries where demand for the Company’s products and services has been growing significantly. At the same time, the Company intends to realign certain manufacturing capacity in North America and Europe into centers of excellence. The goals of this multi-year program are to expand capacity in growing markets, further improve the Company’s operating efficiencies, and implement new technologies more effectively. The Company expects this program to produce meaningful savings in future years. By taking advantage of new technologies and streamlining production on a global scale, the Company expects to continue to enhance its profitable growth and its global leadership position.

In July 2006, the Company announced the first phase of this multi-year global manufacturing strategy. The financial scope of this phase is expected to be as follows:

	Expected Range	Incurred During 2006	Incurred During 2007	Total Incurred as of March 31, 2007
Capital Expenditures	$130.0-150.0	$14.2	$11.2	$25.4
Associated Costs	$90.0-100.0	$15.6	$2.5	$18.1

The associated costs include such items as equipment relocation, facility start-up and severance. The Company expects the capital expenditures and charges for associated costs to occur through 2008, although the actual timing of these expenditures is subject to change due to a variety of factors.

During 2007, the charges for the associated costs were $2.5 million, of which $2.4 million related to the food packaging segment and $0.1 million related to the protective packaging segment. Such costs consisted of equipment relocations and facility start-ups and appear in the line item cost of sales in the condensed consolidated statement of operations.

During 2006, the Company had accrued $11.6 million in severance costs in connection with this strategy. These costs will be future cash expenditures that will be incurred for one-time termination benefits. At December 31, 2006, the Company expected to eliminate 245 full-time positions and eliminated 36 positions during 2006.  During the first quarter of 2007, 30 positions were eliminated and the remaining 179 positions are expected to be eliminated in 2007. The Company expects these benefits will be paid out before the end of 2009. The Company expects to add approximately 120 full-time employees at other facilities as production is transferred, so the net reduction in positions is expected to be 125.

The components of the restructuring charges, spending and other activity through March 31, 2007, and the accrual balance remaining at March 31, 2007 were as follows:

Employee Termination Costs
Original provision in 2006	$11.6
Cash payments during 2006	(0.4)
Effect of changes in currency rates	(0.3)
Restructuring accrual at December 31, 2006	10.9
Cash payments during 2007	(0.2)
Restructuring accrual at March 31, 2007	$10.7

The Company expects to pay $6.3 million of the accrual balance remaining at March 31, 2007 within the next twelve months. This amount is reflected in other current liabilities on the Company’s condensed consolidated balance sheet at March 31, 2007. The remaining accrual of $4.4 million is expected to be paid in 2008 and 2009 and is reflected in other liabilities on the Company’s condensed consolidated balance sheet at March 31, 2007.

Other Restructuring Activities:

During 2006, the Company accrued severance costs of $0.6 million related to the Company’s consolidation of its food packaging customer service activities in Canada. During 2007, the Company accrued an additional $0.4 million of severance costs of which $0.2 million related to its protective packaging customer service activities in Canada and $0.2 million related to its food and protective packaging customer service activities in the U.S. The affected employees in the U.S. are required to render service until their respective scheduled termination dates in order to receive their designated severance.  As a result, the Company will accrue an additional liability for severance costs ratably over the future service period.

In the fourth quarter of 2006, the Company initiated a plan to reorganize its North American customer service organization, which had been dispersed throughout multiple locations in the U.S. and Canada.  This plan started with announcing the elimination of 9 positions in 2006.  In March 2007, the Company announced the elimination of an additional 95 positions, for a total of 104.  All positions are expected to be eliminated between April 2007 and September 2008.  During the same period, the Company expects to fill 90 to 100 positions at a new consolidated customer service facility and to enhance service to customers by bringing the customer service organization together in this facility.

The components of the restructuring charges, spending and other activity through March 31, 2007, and the accrual balance remaining at March 31, 2007 were as follows:

Employee Termination Costs
Original provision in 2006	$0.6
Cash payments during 2006	—
Restructuring accrual at December 31, 2006	0.6
Additional provision in 2007	0.4
Cash payments during 2007	—
Restructuring accrual at March 31, 2007	$1.0

The Company expects to pay $0.8 million of the accrual balance remaining at March 31, 2007 within the next twelve months. This amount is reflected in other current liabilities on the Company’s condensed consolidated balance sheet at March 31, 2007. The Company expects to pay the remaining accrual of $0.2 million in 2008 and 2009 and has reflected the accrual in other liabilities on the Company’s condensed consolidated balance sheet at March 31, 2007.

(10)   Income Taxes

The Company’s effective income tax rate was 9.4% and 32.0% for the three months ended March 31, 2007 and 2006, respectively.

The Company’s income tax expense in the first quarter of 2007 was reduced by the reversal of $34.4 million of tax accruals, and related interest, for contingencies that did not materialize following the completion of tax audits and the expiration of relevant statutes of limitations. This reversal includes multiple jurisdictions and multiple tax years up to and including the year 2000. Also, in the first quarter of 2007, income tax expense was increased by $14.0 million for the tax effect of the gain related to the PolyMask transaction described in Note 15.

For the three months ended March 31, 2007 the effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the reversal of the tax accruals and related interest noted above and, to a lesser extent, the lower net effective income tax rate on foreign earnings, partially offset by state income taxes. For the three months ended March 31, 2006, the effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the lower net effective income tax rate on foreign earnings, partially offset by the effect of state income taxes. In addition, the

2006 effective income tax rate was lower than the statutory U.S. federal income tax rate due to the anticipated utilization of tax loss carry forwards in 2006 by some foreign subsidiaries.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes”. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits. The Company recorded at March 31, 2007 in other non-current liabilities on the condensed consolidated balance sheet $13.1 million of unrecognized tax benefits and related interest that were previously classified as income taxes payable before the adoption of FIN 48.

As required under FIN 48, the Company has provided the following disclosures related to the unrecognized tax benefits and the effect, if any, on the effective income tax rate if recognized. The amount of unrecognized tax benefits at January 1, 2007 was $102.7 million (gross) of which $100.6 million (net) would impact the Company’s effective income tax rate, if recognized. Following the reversal of $24.4 million (gross) ($23.5 million (net)) of tax accruals in the first quarter of 2007, the amount of unrecognized tax benefits at March 31, 2007 is $78.3 million (gross), of which $ 77.1 million (net) would impact the Company’s effective income tax rate, if recognized. There are no known tax positions likely to change over the next twelve months that would result in a material change in the Company’s unrecognized tax benefits.

The Company’s continuing practice is to recognize interest and penalties related to unrecognized tax benefits in income tax expense in its condensed consolidated statements of operations. As of January 1, 2007 and March 31, 2007 the Company had recorded a liability of approximately $21.3 million and $4.9 million, respectively, for the payment of interest (before any tax benefit). In the first quarter of 2007, interest of $16.7 million (gross) ($10.9 (net)) was released in connection with the reversal of tax accruals previously discussed.

In March 2007, the Internal Revenue Service, commonly referred to as the IRS, completed and closed its examination of the Company’s income tax returns for the years 1998 through 2000. In April 2007, the IRS commenced its examination of the Company’s income tax returns for the years 2001 through 2005.

State income tax returns are generally subject to examination for a period of 3 to 5 years after their filing date. The Company has various state income tax returns in the process of examination.

Income tax returns in foreign jurisdictions have statutes of limitations generally ranging from 3 to 5 years after their filing date. The income tax returns filed by the Company’s major foreign entities are open to possible examination beginning with the year shown in parentheses in the following countries: Australia (2002), Brazil (2002), Canada (2004), France (2005), Germany (2003), Italy (2002), Malaysia (2006), Mexico (2002), Netherlands (2003), New Zealand (2003), Spain (2001), Switzerland (2006) and the UK (2005). The Company’s income tax returns in Italy are currently under examination, and its income tax returns are also under examination in several other foreign jurisdictions in which the Company conducts business.

(11)   Commitments and Contingencies

Asbestos Settlement and Related Costs:

On November 27, 2002, the Company reached an agreement in principle with the committees appointed to represent asbestos claimants in the bankruptcy case of W. R. Grace & Co., known as Grace, to resolve all current and future asbestos-related claims made against the Company and its affiliates, the fraudulent transfer claims, successor liability claims, and indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies in connection with the Cryovac transaction referred to below. On December 3, 2002, the Company’s Board of Directors approved the agreement in principle. The Company received notice that both of the committees had approved the agreement in principle as of December 5, 2002. The parties to the agreement in principle signed a definitive settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. The Company recorded a charge of $850.1 million as a result of the asbestos settlement in its consolidated statement of operations for the year ended December 31, 2002. These matters are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Cryovac Transaction; Contingencies Related to the Cryovac Transaction:

On March 31, 1998, the Company completed a multi-step transaction that brought the Cryovac packaging business and the former Sealed Air Corporation’s business under the common ownership of the Company. In its Annual Report on Form 10-K for the year ended December 31, 2006, the Company described the Cryovac transaction, contingencies related to the Cryovac transaction, the cases of Thundersky v. The Attorney General of Canada, et al., and Her Majesty the Queen in Right of the Province of Manitoba v. The Attorney General of Canada, et al. and six additional putative class proceedings that had been brought in various provincial and federal courts in Canada seeking recovery from the Company and its subsidiaries Cryovac, Inc. and Sealed Air (Canada) Co./Cie as well as other defendants, including Grace, for asbestos-related injuries.

In April 2001, Grace’s subsidiary Grace Canada, Inc. had obtained an order of the Superior Court of Justice, Commercial List, Toronto, Ontario, Canada (Court File No. 01-CL-4081) recognizing the Chapter 11 actions in the United States of America involving Grace Canada, Inc.’s U.S. parent corporation and other U.S. affiliates of Grace Canada, Inc., and enjoining all new actions and staying all current proceedings against Grace Canada, Inc. related to asbestos under the Canadian Companies’ Creditors Arrangement Act. That order has been renewed repeatedly. In November 2005, upon motion by Grace Canada, Inc., the court ordered an extension of the injunction and stay to actions involving asbestos against the Company and its Canadian affiliate and the Attorney General of Canada, which had the effect of staying all of the Canadian actions referred to above. The stay has been extended through October 1, 2007. Grace’s proposed plan of reorganization provides that these claims will be paid by the trusts to be established under Section 524(g) of the Bankruptcy Code as part of Grace’s plan of reorganization, and it is anticipated that the defendants will ask the Canadian courts to enforce the terms of the plan of reorganization. However, if Grace’s final plan does not include comparable provisions or if the Canadian courts refuse to enforce Grace’s final plan of reorganization in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify the Company and its subsidiaries in these cases, then the Company could be required to pay substantial damages, which the Company cannot estimate at this time and which could have a material adverse effect on the Company’s financial condition and results of operations.

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

On March 14, 2005, the Company and the individual defendants filed a motion to dismiss the amended complaint in the Senn v. Hickey, et al. case for failure to state a claim. On December 19, 2005, the Court granted in part and denied in part defendants’ motion to dismiss. The Court determined that the complaint failed adequately to allege scienter as to the four individual defendants other than T.J. Dermot Dunphy, and therefore dismissed the lawsuit with respect to these four individual defendants, but adequately alleged scienter as to Mr. Dunphy and the Company. Mr. Dunphy is a current director of the Company and was formerly Chairman of the Board and Chief Executive Officer of the Company. On December 28, 2005, the defendants requested that the Court reconsider the portion of the December 19, 2005 order denying defendants’ motion to dismiss with regard to the Company’s arguments other than scienter, or, in the alternative, that the Court certify the matter for interlocutory appeal. On February 13, 2006, the defendants filed an answer to the amended complaint. On April 7, 2006, the Court heard oral argument on defendants’ reconsideration motion, and on July 10, 2006, the Court denied the motion on the ground that issues of fact prevent the Court from granting a motion to dismiss based on the Company’s arguments other than scienter. On November 22, 2006, plaintiff filed an amended motion for class certification, seeking to withdraw as a class representative and to substitute a new class representative, the State of Louisiana Municipal Police Employees Retirement System (“MPERS”). On March 26, 2007, the Court entered an order permitting Miles Senn to withdraw as Lead Plaintiff and permitting MPERS to be substituted as Lead Plaintiff. On March 29, 2007, MPERS, as Lead Plaintiff, filed a motion to certify a class of all persons or entities that purchased Sealed Air Corporation securities during the period from March 27, 2000 through July 30, 2002, both dates inclusive, and were damaged thereby.

Discovery concerning class certification and the merits is ongoing. Although the Company believes that neither it nor Mr. Dunphy should have any liability in this lawsuit, until the lawsuit has progressed beyond its current, still preliminary, stage, the Company cannot estimate the potential cost of an unfavorable outcome, if any. If the Company or Mr. Dunphy were determined to be liable, then the Company could be required to pay substantial damages, which could have a material adverse effect on the Company’s financial condition and results of operations.

Compliance Matters:

In late 2005, the Company identified travel and related expenses that had been paid by some of the Company’s foreign subsidiaries for trips by government officials who oversee the regulation of the Company’s medical products in a foreign country. Although these expenses were accurately recorded as travel and entertainment expenses in the Company’s books and records, these activities appeared to have breached the Company’s Code of Conduct. More importantly, the Company was concerned that these payments may have violated the Foreign Corrupt Practices Act, and therefore outside counsel was retained and promptly began an internal investigation. In March 2006, the Company voluntarily disclosed to the United States Department of Justice, or the DOJ, and the United States Securities and Exchange Commission, or the SEC, the factual information obtained to date in the Company’s internal investigation, including that these payments were made between 2003 and 2005 and totaled less than $0.2 million. The internal investigation is ongoing, and the Company is cooperating with the DOJ and the SEC. The Company cannot predict when this matter will be resolved or the terms upon which this matter will be resolved, although the Company currently does not expect this matter to be material to its consolidated results of operations, financial position or cash flows. In connection with the investigation, the Company has evaluated and will continue to evaluate remedial measures and is taking timely and appropriate action where necessary.

(12)                       Shareholders’ Equity

Two-For-One Stock Split:

On February 16, 2007, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock that was effected in the form of a stock dividend. The stock dividend was paid on March 16, 2007 at the rate of one additional share of the Company’s common stock for each share of the Company’s common stock issued and outstanding to stockholders of record at the close of business on March 2, 2007. In addition, nine million additional shares of common stock were reserved related to the asbestos settlement. The stock dividend was not paid on treasury shares. The par value of the Company’s common stock remains at $0.10 per share.

All share and per share amounts have been restated to reflect the two-for-one stock split, except for shareholders’ equity. See Note 13 “Earnings Per Common Share,” for the impact on the Company’s earnings per share amounts as a result of the stock split. This stock split resulted in the issuance of approximately 80.8 million additional shares of common stock and was accounted for by the transfer of approximately $8.1 million from additional paid-in capital to common stock, which is the amount equal to the par value of the additional shares issued to effect the stock split. In addition, nine million additional shares of common stock were reserved related to the asbestos settlement and were accounted for by the transfer of $0.9 from additional paid-in capital to common stock reserved for issuance related to the asbestos settlement.

Contingent Stock Plan and Directors Stock Plan:

Shares reserved for issuance under the Company’s 2005 Contingent Stock Plan and the 2002 Directors Stock Plan were also similarly adjusted to reflect the stock split. The number of common shares available under the 2005 Contingent Stock Plan increased by 1,909,950 shares and the number of shares available under the 2002 Directors Stock Plan increased by 63,724 shares as a result of the two-for-one stock split.

A summary of the changes in common shares available for the 2005 Contingent Stock Plan follows:

2005 Contingent Stock Plan
Number of common shares available, beginning of year	2,009,150
Restricted stock shares issued for new awards	(87,350)
Restricted stock units awarded	(11,850)
Additional restricted stock shares available due to the two-for-one stock split in 2007	1,909,950
Number of common shares available, as of March 31, 2007	3,819,900

A summary of the changes in common shares available for the Director’s Stock Plan follows:

2002 Stock Plan for Non-Employee Directors
Number of common shares available, beginning of year	63,724
Additional shares available due to the two-for-one stock split in 2007	63,724
Number of common shares available, as of March 31, 2007	127,448

Other Common Stock Issuances:

During 2004, the Company issued 50,000 shares of its common stock, par value $0.10 per share, to a non-employee under an intellectual property purchase agreement as prepaid royalties under that agreement. These shares vest ratably over a five-year period. As a result of the two-for-one stock split, such shares have been increased to 100,000 shares.

Stock Options:

The Company has no plans or arrangements under which stock options may be granted by the Company. At March 31, 2007, there were no outstanding options to purchase shares of the Company’s common stock that were granted by the Company. Stock option plans in which specified employees of the Cryovac packaging business participated were terminated effective March 31, 1998 in connection with the Cryovac transaction, except with respect to options that remained outstanding as of that date. All of those options had been granted at an exercise price equal to their fair market value on the date of grant. All options outstanding upon the termination of the stock option plans in 1998 had fully vested prior to December 31, 2000. Since such options were fully vested, SFAS No. 123 (revised) was not applicable.

During 2007, the holders exercised options to purchase 15,693 shares, with an aggregate exercise price of $0.7 million. Such options were all exercised or expired prior to the two-for-one stock split.

Cash Dividend:

On February 16, 2007, the Company’s Board of Directors increased the Company’s quarterly cash dividend by 33% to $0.20 per common share, declaring a quarterly cash dividend payable on the pre-split shares of the Company’s common stock on March 16, 2007 to stockholders of record at the close of business on March 2, 2007.

The Company used cash of $16.1 million to pay this quarterly cash dividend. The payment of this dividend was reflected as a reduction to retained earnings in the Company’s condensed consolidated balance sheet for the period ended March 31, 2007.

(13)                       Earnings Per Common Share

The following table sets forth the reconciliation of the basic and diluted earnings per common share computations for the three months ended March 31, 2007 and 2006. All share and per share amounts have been restated to reflect the two-for-one stock split discussed in Note 12, “Shareholders’ Equity.”

	Three Months Ended March 31,
	2007	2006
Basic EPS:
Numerator
Net earnings ascribed to common shareholders—basic	$127.0	$55.8
Denominator
Weighted average number of common shares outstanding—basic	161.4	163.0
Basic earnings per common share	$0.79	$0.34
Diluted EPS:
Numerator
Net earnings ascribed to common shareholders—basic	$127.0	$55.8
Add: Interest on 3% convertible senior notes, net of income taxes	1.9	1.9
Net earnings ascribed to common shareholders—diluted	$128.9	$57.7
Denominator
Weighted average number of common shares outstanding—basic	161.4	163.0
Effect of conversion of 3% convertible senior notes	12.5	12.4
Effect of assumed issuance of asbestos settlement shares	18.0	18.0
Weighted average number of common shares outstanding—diluted	191.9	193.4
Diluted earnings per common share	$0.67	$0.30

In calculating diluted earnings per common share, the Company’s calculation of the weighted average number of common shares for 2007 and 2006 provides for the conversion of the Company’s 3% convertible senior notes due June 2033 due to the application of Emerging Issues Task Force, or EITF, Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” the assumed issuance of eighteen million shares of common stock reserved for the Company’s previously announced asbestos settlement referred to in Note 11, “Commitments and Contingencies,” under the caption “Asbestos Settlement and Related Costs,” and the exercise of dilutive stock options, net of assumed treasury stock repurchases.

(14)                             Other Income, net

	Three Months Ended March 31,
	2007	2006
Interest and dividend income	$4.5	$4.2
Net foreign exchange transaction losses	(1.6)	(1.7)
Other, net	1.6	2.0
Other income, net	$4.5	$4.5

(15)                             Acquisitions and Divestitures

Acquisitions:

In the first quarter of 2007, the Company acquired Pack-Tiger GmbH for $7.8 million in cash, net of cash acquired. This acquisition was accounted for under the purchase method of accounting and resulted in a preliminary allocation of goodwill of $8.0 million. The allocation of the purchase price to the assets acquired and liabilities assumed was done using estimated fair values. This allocation is subject to revisions based on the results of the final determination of estimated fair values. Subsequent revisions to the purchase price allocation, if any, are not expected to be material to the condensed consolidated financial statements. The Company also purchased a majority interest in NanoPore Insulation LLC. These acquisitions were not material to the Company’s condensed consolidated financial statements.

Divestitures:

On February 9, 2007, the Company sold its 50 percent investment in PolyMask Corporation to its joint venture partner, 3M Company (the “PolyMask transaction”). The joint venture was formed in 1991 between the Company and 3M to produce and sell non-packaging surface protection films. Prior to the sale, the Company accounted for this joint venture under the equity method of accounting. The Company received an aggregate cash amount of $36.0 million for the transaction and other related assets and recorded a pre-tax gain of $35.3 million ($21.3 million after-tax) in the first quarter of 2007. This gain was included in the line item “gain on the sale of equity method investment” in the Company’s condensed consolidated statement of operations. The Company’s proportionate share of PolyMask Corporation’s net income for the three months ended March 31, 2007 and 2006 was $0.4 million and $0.6 million, respectively, and was included in other income, net. The Company’s investment in this joint venture was not material to the Company’s condensed consolidated financial statements.

(16)                             New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, on its consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, on its consolidated financial statements.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the Company’s condensed consolidated financial statements and related notes set forth in Item 1 of Part I of this quarterly report on Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and the Company’s consolidated financial statements and related notes set forth in Item 8 of Part II of that Form 10-K. All amounts and percentages are approximate due to rounding. Where appropriate, the Company has reclassified prior period amounts to conform to the current year’s presentation.

Recent Events

In 2007, the Company announced that it will increase the focus of its sales and marketing organization on a combination of core markets and new business opportunities. This initiative will include developing technologies and innovative products for food and protective packaging applications as well as identifying new performance solutions for specialty materials.  As a result of these ongoing changes, the Company is in the process of re-evaluating and realigning its segment reporting to address these organizational changes so that segment reporting reflects the way management will make operating decisions and assess the Company’s performance. Because that evaluation is not yet completed, the following discussion is based on the two reportable segments that are currently being used by the Company.

On February 16, 2007, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock that was effected in the form of a stock dividend. The stock dividend was payable on March 16, 2007 at the rate of one additional share of the Company’s common stock for each share of the Company’s common stock issued and outstanding to stockholders of record at the close of business on March 2, 2007. In addition, nine million additional shares of common stock were reserved related to the asbestos settlement. The stock dividend was not paid on treasury shares. The par value of the Company’s common stock remains at $0.10 per share. All share and per share amounts have been restated to reflect the two-for-one stock split, except for shareholders’ equity.

Also on February 16, 2007, the Company’s Board of Directors increased the Company’s quarterly cash dividend by 33% to $0.20 per common share, declaring a quarterly cash dividend that was paid on the pre-split shares of the Company’s common stock on March 16, 2007 to stockholders of record at the close of business on March 2, 2007.  The Company used cash of $16.1 million to pay the quarterly cash dividend compared with $12.2 million to pay the quarterly cash dividend in the first quarter of 2006.

Introduction

Highlights for the Company’s first quarter of 2007 compared with the corresponding 2006 period were (dollars in millions):

	For the First Quarter of
	2007	2006	% Change
Net Sales:
U.S.	$509.2	$491.3	4%
As a % of total net sales	47%	48%
International	585.5	527.8	11%
As a % of total net sales	53%	52%
Total net sales	$1,094.7	$1,019.1	7%
Gross profit	$314.2	$283.6	11%
As a % of total net sales	28.7%	27.8%
Marketing, administrative and development expenses	$177.9	$167.5	6%
As a % of total net sales	16.3%	16.4%
Restructuring charges	$0.4	$0.2	100%
Operating profit	$135.9	$115.9	17%
As a % of total net sales	12.4%	11.4%

The following are the key events and conditions that impacted the first quarter of 2007. The Company’s net sales in Latin America and Asia Pacific grew at double-digit rates within both the food packaging and protective packaging segment. These two regions contributed $32.2 million of the total net sales growth of $75.6 million. The food packaging business demonstrated improved operating performance as the Company leveraged steady volume growth in the quarter. The Company also had increased profitability in the protective packaging business despite signs of slower economic growth in North America during the quarter. See below for further details on the changes in net sales by segment and geographic region and operating profit by business segment.

Net Sales

Net sales for the first quarter of 2007 increased 7% to $1,094.7 million compared with $1,019.1 million in the first quarter of 2006. The components of the increase in net sales for the first quarter were as follows (dollars in millions):

	Food Packaging Segment		Protective Packaging Segment		Total Company
Volume—Units	4.0%	$25.1	0.5%	$2.0	2.7%	$27.1
Volume—Acquired Businesses, net of dispositions	1.3	7.9	—	0.1	0.8	8.0
Price/Mix	0.9	5.8	1.5	6.0	1.1	11.8
Foreign Currency Translation	2.9	18.0	2.8	10.7	2.8	28.7
Total	9.1%	$56.8	4.8%	$18.8	7.4%	$75.6

Foreign currency translation had a favorable impact on net sales of $28.7 million in the first quarter of 2007. Excluding the favorable effect of foreign currency translation, net sales would have increased 5% compared with the first quarter of 2006. The strengthening of foreign currencies in Europe against the U.S.

dollar contributed $22.2 million of the favorable foreign currency translation impact on net sales in the first quarter of 2007 compared with the first quarter of 2006.

Net sales of the Company’s food packaging segment, which consists primarily of the Company’s Cryovac® food packaging products, constituted 62% of net sales in the first quarter of 2007 and 61% of net sales in the first quarter of 2006. The Company’s protective packaging segment contributed the balance of net sales. This segment aggregates the Company’s protective packaging products and shrink packaging products, all of which are used principally for non-food packaging applications.

Food Packaging Segment Sales

The Company’s food packaging segment net sales for the first quarter of 2007 increased 9% to $682.4 million compared with $625.6 million in the first quarter of 2006. Double-digit unit volume growth in Latin America and Asia Pacific, along with mid-single-digit net sales growth in North America which included increases in both unit volumes and price/mix, helped contribute to performance in the quarter. Food packaging net sales increased in Brazil due to positive trends in beef domestic production and export volumes. In Asia Pacific the net sales increase was partially due to improved performance in New Zealand due to strong lamb production and strong dairy activity.  The increase in price/mix was mainly due to improved sales of flexible packaging materials for fresh meat in the U.S. Excluding the $18.0 million favorable effect of foreign currency translation, food packaging segment net sales would have increased 6%.

Protective Packaging Segment Sales

The Company’s protective packaging segment net sales for the first quarter increased 5% to $412.3 million compared with $393.5 million in the first quarter of 2006. Strength in Asia Pacific and Latin America unit volumes was offset by weakness in North America due to signs of slowing economic growth toward the end of the quarter. The increase in price/mix was primarily due to price increases in the first quarter of last year, principally in the U.S. Excluding the $10.7 million favorable effect of foreign currency translation, protective packaging segment net sales would have increased 2%.

Sales by Geographic Region

The components of the increase in net sales by geographic region for the first quarter of 2007 compared with the first quarter of 2006 were as follows (dollars in millions):

	U.S.		International		Total Company
Volume—Units	1.1%	$5.2	4.1%	$21.9	2.7%	$27.1
Volume—Acquired Businesses, net of dispositions	(0.1)	(0.5)	1.6	8.5	0.8	8.0
Price/Mix	2.6	13.2	(0.2)	(1.4)	1.1	11.8
Foreign Currency Translation	—	—	5.4	28.7	2.8	28.7
Total	3.6%	$17.9	10.9%	$57.7	7.4%	$75.6

Net sales from operations in the United States represented 47% of net sales in the first quarter of 2007 and 48% in 2006. Net sales from U.S. operations increased 4% in the first quarter of 2007 to $509.2 million compared with $491.3 million in the first quarter of 2006. The food and protective packaging segments contributed equally to the favorable price/mix.

Net sales from international operations increased 11% in the first quarter of 2007 to $585.5 million compared with $527.8 million for the first quarter of 2006. Both the food and protective packaging segments contributed to the international net sales increase.  Excluding the $28.7 million favorable foreign currency translation effect, international net sales would have increased 6% compared with the first quarter of 2006.

Costs and Margins

Gross Profit

Gross profit was $314.2 million or 28.7% of net sales in the first quarter of 2007, compared with $283.6 million or 27.8% of net sales in the first quarter of 2006. The increase in gross profit as a percentage of net sales was primarily due to lower average petrochemical-based raw material costs and a favorable shift in product price/mix as discussed above in net sales. The Company’s first quarter 2007 cost of sales included $2.5 million in expenses related to the implementation of its global manufacturing strategy, which is discussed further below.

Marketing, Administrative and Development Expenses

Marketing, administrative and development expenses were $177.9 million in the first quarter of 2007 compared with $167.5 million in the first quarter of 2006. The increase was due to $5.0 million from the impact of foreign currency translation, $2.4 million of expenses to support the higher volume in net sales, $1.8 million in incremental spending related to the upgrade of the Company’s information technology platform in Europe and $1.2 million of expenses for research and development related projects. As a percentage of net sales, marketing, administrative and development expenses were 16.3% for the first quarter of 2007 and 16.4% for the first quarter of 2006. The Company expects its marketing, administrative and development expenses for the full year of 2007 to be at or below 16.0% of net sales.

Global Manufacturing Strategy and Restructuring Charges

Global Manufacturing Strategy

The Company’s global manufacturing strategy, when implemented, will expand production in countries where demand for the Company’s products and services has been growing significantly. At the same time, the Company intends to realign certain manufacturing capacity in North America and Europe into centers of excellence. The goals of this multi-year program are to expand capacity in growing markets, further improve the Company’s operating efficiencies, and implement new technologies more effectively. The Company expects this program to produce meaningful savings in future years. By taking advantage of new technologies and streamlining production on a global scale, the Company expects to continue to enhance its profitable growth and its global leadership position.

In July 2006, the Company announced the first phase of this multi-year global manufacturing strategy. The financial scope of this phase is expected to be as follows:

	Expected Range	Incurred During 2006	Incurred During 2007	Total Incurred as of March 31, 2007
Capital Expenditures	$130.0-150.0	$14.2	$11.2	$25.4
Associated Costs	$90.0-100.0	$15.6	$2.5	$18.1

The associated costs include such items as equipment relocation, facility start-up and severance. The Company expects the capital expenditures and charges for associated costs to occur through 2008, although the actual timing of these expenditures is subject to change due to a variety of factors.

During 2007, the charges for the associated costs were $2.5 million, of which $2.4 million related to the food packaging segment and $0.1 million related to the protective packaging segment. Such costs consisted of equipment relocations and facility start-ups and appear in the line item cost of sales in the condensed consolidated statement of operations.

The Company’s estimated savings resulting from implementing this strategy are expected to range from $55.0 to $65.0 million annually starting in 2009. A portion of these savings will be realized starting in 2007.

During 2006, the Company had accrued $11.6 million in severance costs in connection with this strategy. These costs will be future cash expenditures that will be incurred for one-time termination benefits. At December 31, 2006, the Company expected to eliminate 245 full-time positions and eliminated 36 positions during 2006.  During the first quarter of 2007, 30 positions were eliminated and the remaining 179 positions are expected to be eliminated in 2007. The Company expects these benefits will be paid out before the end of 2009. The Company expects to add approximately 120 full-time employees at other facilities as production is transferred, so the net reduction in positions is expected to be 125.

The components of the restructuring charges, spending and other activity through March 31, 2007, and the accrual balance remaining at March 31, 2007 were as follows:

Employee Termination Costs
Original provision in 2006	$11.6
Cash payments during 2006	(0.4)
Effect of changes in currency rates	(0.3)
Restructuring accrual at December 31, 2006	10.9
Cash payments during 2007	(0.2)
Restructuring accrual at March 31, 2007	$10.7

The Company expects to pay $6.3 million of the accrual balance remaining at March 31, 2007 within the next twelve months. This amount is reflected in other current liabilities on the Company’s condensed consolidated balance sheet at March 31, 2007. The remaining accrual of $4.4 million is expected to be paid in 2008 and 2009 and is reflected in other liabilities on the Company’s condensed consolidated balance sheet at March 31, 2007.

Other Restructuring Activities

During 2006, the Company accrued severance costs of $0.6 million related to the Company’s consolidation of its food packaging customer service activities in Canada. During 2007, the Company accrued an additional $0.4 million of severance costs of which $0.2 million related to its protective packaging customer service activities in Canada and $0.2 million related to its food and protective packaging customer service activities in the U.S. The affected employees in the U.S. are required to render service until their respective scheduled termination dates in order to receive their designated severance.  As a result, the Company will accrue an additional liability for severance costs ratably over the future service period.

In the fourth quarter of 2006, the Company initiated a plan to reorganize its North American customer service organization, which had been dispersed throughout multiple locations in the U.S. and Canada.  This plan started with announcing the elimination of 9 positions in 2006.  In March 2007, the Company announced the elimination of an additional 95 positions, for a total of 104.  All positions are expected to be eliminated between April 2007 and September 2008.  During the same period, the Company expects to fill 90 to 100 positions at a new consolidated customer service facility and to enhance service to customers by bringing the customer service organization together in this facility.

The components of the restructuring charges, spending and other activity through March 31, 2007, and the accrual balance remaining at March 31, 2007 were as follows:

Employee Termination Costs
Original provision in 2006	$0.6
Cash payments during 2006	—
Restructuring accrual at December 31, 2006	0.6
Additional provision in 2007	0.4
Cash payments during 2007	—
Restructuring accrual at March 31, 2007	$1.0

The Company expects to pay $0.8 million of the accrual balance remaining at March 31, 2007 within the next twelve months. This amount is reflected in other current liabilities on the Company’s condensed consolidated balance sheet at March 31, 2007. The Company expects to pay the remaining accrual of $0.2 million in 2008 and 2009 and has reflected the accrual in other liabilities on the Company’s condensed consolidated balance sheet at March 31, 2007.

Operating Profit

Operating profit increased 17% in the first quarter of 2007 to $135.9 million compared with $115.9 million in the first quarter of 2006. The increase in operating profit in 2007 compared with 2006 was primarily due to an increase in net sales, lower average petrochemical-based raw material costs, and a favorable shift in product price/mix, partially offset by an increase of $10.4 million in marketing, administrative and development expenses, all of which are discussed above. As a percentage of net sales, operating profit was 12.4% and 11.4% in the first quarters of 2007 and 2006, respectively.

Operating profit by business segment for the 2007 and 2006 periods was as follows (dollars in millions):

	For the First Quarter of
	2007	2006
Food Packaging Segment	$76.8	$64.6
Protective Packaging Segment	59.7	51.7
Total segments	136.5	116.3
Restructuring charges	(0.4)	(0.2)
Unallocated corporate operating expenses	(0.2)	(0.2)
Total	$135.9	$115.9

The food packaging segment contributed 56% of the Company’s operating profit in the first quarters of 2007 and 2006, respectively, before taking into consideration restructuring charges and unallocated corporate operating expenses. The Company’s protective packaging segment contributed the balance of operating profit.

Food Packaging Operating Profit

The food packaging segment’s operating profit for the first quarter was 11.3% of that segment’s net sales, compared with 10.3% of its net sales in 2006. The increase in operating profit as a percentage of net sales was due to a favorable shift in product price/mix combined with slightly lower average raw material costs, partially offset by $2.4 million of expenses related to the implementation of the Company’s global manufacturing strategy discussed above.

Protective Packaging Operating Profit

The protective packaging segment’s operating profit for the first quarter was 14.5% of that segment’s net sales, compared with 13.1% of its net sales in 2006. The increase in operating profit as a percentage of net sales was due to favorable product price/mix combined with lower average raw material costs.

Interest Expense

Interest expense includes the effects of the stated interest rate, interest rate swaps and the amortization of capitalized senior debt issuance costs, bond discounts and terminated treasury locks. These expenses were $35.6 million in the first quarter of 2007 compared with $38.4 million in the first quarter of 2006. The decrease in interest expense in 2007 compared with 2006 was primarily due to a reduction of $3.5 million as a result of the retirement of the Company’s 5.625% euro notes in July 2006.

Gain On the Sale of Equity Method Investment

On February 9, 2007, the Company sold its 50 percent investment in PolyMask Corporation to its joint venture partner, 3M Company (the “PolyMask transaction”). The joint venture was formed in 1991 between the Company and 3M to produce and sell non-packaging surface protection films. Prior to the sale, the Company accounted for this joint venture under the equity method of accounting. The Company received an aggregate cash amount of $36.0 million for the transaction and other related assets and recorded a pre-tax gain of $35.3 million ($21.3 million after-tax) in the first quarter of 2007. This gain was included in the line item “gain on the sale of equity method investment” in the Company’s condensed consolidated statement of operations. The Company’s proportionate share of PolyMask Corporation’s net income for the three months ended March 31, 2007 and 2006 was $0.4 million and $0.6 million, respectively, and was included in other income, net. The Company’s investment in this joint venture was not material to the Company’s condensed consolidated financial statements.

Other Income, net

Other income, net, was $4.5 million in the first quarter of 2007 and 2006. Included in other income, net, was primarily interest and dividend income of $4.5 million and $4.2 million in 2007 and 2006, respectively, and net foreign exchange transaction losses of $1.6 million in 2007 and $1.7 million in 2006.

Income Taxes

The Company’s effective income tax rate was 9.4% and 32.0% for the first quarter of 2007 and 2006, respectively.

The Company’s income tax expense in the first quarter of 2007 was reduced by the reversal of $34.4 million of tax accruals, and related interest, for contingencies that did not materialize due to outcomes of tax audits and the expiration of relevant statutes of limitations. This reversal includes multiple jurisdictions and multiple tax years up to and including the year 2000. Income tax expense was increased by $14.0 million in the first quarter of 2007 for the tax effect of the gain related to the PolyMask transaction. The Company expects its full year effective income tax rate to be 25.5% including the impact of the items noted above.

For the first quarter of 2007 the effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the reversal of the tax accruals and related interest noted above and, to a lesser extent, the lower net effective income tax rate on foreign earnings, partially offset by state income taxes. For the first quarter of 2006 the effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the lower net effective income tax rate on foreign earnings, partially offset by the effect of state income taxes. In addition, the 2006 effective income tax rate was lower than the statutory U.S. federal income tax rate due to the anticipated utilization of tax loss carry forwards in 2006 by some foreign subsidiaries.

On January 1, 2007, the Company adopted the provisions of  FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits. The Company recorded at March 31, 2007 in other non-current liabilities on the condensed consolidated balance sheet $13.1 million of unrecognized tax benefits and related interest that were previously classified as income taxes payable before the adoption of FIN 48. The Company cannot reasonably estimate the period of settlement with the respective tax authorities. See Note 10,  “Income Taxes,” of the Notes to the Condensed Consolidated Financial Statements for additional information.

Net Earnings

As a result of the factors noted above, net earnings were $127.0 million in the first quarter of 2007 compared with $55.8 in the first quarter of 2006.

Earnings per Common Share

Basic and diluted earnings per common share were $0.79 and $0.67, respectively, for the first quarter of 2007 compared with basic and diluted earnings per common share of $0.34 and $0.30, respectively, for the first quarter of 2006.

In calculating diluted earnings per common share, the Company’s calculation of the weighted average number of common shares for 2007 and 2006 provides for the conversion of the Company’s 3% convertible senior notes due June 2033, the assumed issuance of eighteen million shares of common stock reserved for the Company’s previously announced asbestos settlement and the exercise of dilutive stock options, net of assumed treasury stock repurchases. See Note 13, “Earnings Per Common Share,” of the Condensed Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

The information in this section sets forth material changes in and updates of material information contained in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and should be read in conjunction with that discussion. Accordingly, the discussion that follows contains:

•       an updated description of the Company’s material commitments and contingencies;

•       an updated description of the Company’s principal sources of liquidity;

•       an updated description of the Company’s outstanding indebtedness;

•       an analysis of the Company’s historical cash flows for the quarter ended March 31, 2007;

•       an updated description of the Company’s derivative financial instruments; and

•       a description of changes in the Company’s shareholders’ equity for the quarter ended March 31, 2007.

Material Commitments and Contingencies

Asbestos Settlement and Related Costs

The Company recorded a charge of $850.1 million in the fourth quarter of 2002, of which $512.5 million covers a cash payment that the Company is required to make upon the effectiveness of a plan of reorganization in the bankruptcy of W. R. Grace & Co. The Company did not use cash in any period with respect to this liability, and the Company cannot predict when it will be required to make this payment. The Company currently expects to fund this payment by using a combination of accumulated cash and future cash flows from operations and funds available under its $500.0 million senior unsecured multi-currency credit facility or its accounts receivable securitization program, both described below, or a combination of these alternatives. The cash payment of $512.5 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. The Company has recorded this accrued interest in other current liabilities in its condensed consolidated balance sheets, and these amounts were $132.2 million and $123.5 million at March 31, 2007 and December 31, 2006, respectively.

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, “Commitments and Contingencies” of the Notes to the Company’s Condensed Consolidated Financial Statements under the caption “Asbestos Settlement and Related Costs” is incorporated herein by reference.

Cryovac Transaction; Contingencies Related to the Cryovac Transaction

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, “Commitments and Contingencies,” of the Notes to the Company’s Condensed Consolidated Financial Statements under the caption “Cryovac Transaction; Contingencies Related to the Cryovac Transaction” is incorporated herein by reference.

Compliance Matters

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, “Commitments and Contingencies,” of the Notes to the Company’s Condensed Consolidated Financial Statements under the caption “Compliance Matters” is incorporated herein by reference.

Principal Sources of Liquidity

The Company’s principal sources of liquidity are accumulated cash and short-term investments, cash flows from operations and amounts available under its existing lines of credit described below, including the credit facility and the ANZ facility, and its accounts receivable securitization program.

Accumulated Cash and Cash Equivalents and Short-Term Investments

As of March 31, 2007 and December 31, 2006, the Company had accumulated cash and cash equivalents of $415.9 million and $373.1 million, respectively, and short-term investments of $39.9 million and $33.9 million, respectively. See Note 3, “Short Term Investments—Available-for-Sale Securities,” to the Company’s Condensed Consolidated Financial Statements, which describes these short-term investments.

Cash Flows from Operations

The Company expects that it will continue to generate significant cash flows from operations. See “Analysis of Historical Cash Flows” below.

Lines of Credit

The following table summarizes the Company’s available lines of credit and committed and uncommitted lines of credit, including the credit lines discussed below, at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Used lines of credit	$26.8	$30.4
Unused lined of credit	822.0	810.6
Total available lines of credit	$848.8	$841.0
Available lines of credit—committed	$637.6	$632.9
Available lines of credit—uncommitted	211.2	208.1
Total available lines of credit	$848.8	$841.0

The Company’s principal credit lines were all committed and consisted of the credit facility and the ANZ facility. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

Revolving Credit Facilities

The Credit Facility—The Company has not borrowed under its $500.0 million unsecured multi-currency revolving credit facility since its inception in July 2005. Effective July 26, 2006, $43.0 million of the facility will terminate on July 26, 2010 and $457.0 million of the facility will terminate on July 26, 2011.

ANZ Facility—The Company has an Australian dollar 170.0 million, dual-currency revolving credit facility, known as the ANZ facility, equivalent to U.S. $137.6 million at March 31, 2007, due March 2010. The Company did not borrow under the ANZ facility during the first quarter of 2007.

Accounts Receivable Securitization Program

The Company’s $125.0 million receivables program has an expiration date of December 7, 2007. The receivables program contains financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these covenants at March 31, 2007.

The Company’s receivables funding subsidiary did not sell any receivables interests under the receivables program during the first quarter of 2007, and therefore the Company did not remove any related amounts from the consolidated assets reflected on the Company’s condensed consolidated balance sheet at March 31, 2007.

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

Outstanding Indebtedness

At March 31, 2007 and December 31, 2006, the Company’s total debt outstanding consisted of the amounts set forth on the following table (dollars in millions):

	March 31, 2007	December 31, 2006
Short-term borrowings	$16.8	$20.2
Current portion of long-term debt	5.6	5.5
Total current debt	22.4	25.7
Total long-term debt, less current portion	1,827.1	1,826.6
Total debt	$1,849.5	$1,852.3

Included in the Company’s long-term debt is approximately $1,798.2 million of senior notes with various maturities. The next maturity will be the Company’s 5.375% senior notes with a face value of $300.0 million, which mature in April 2008. See Note 7, “Debt and Credit Facilities,” of the Notes to the Condensed Consolidated Financial Statements for additional information on the Company’s debt.

Analysis of Historical Cash Flows

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $81.0 million for the first three months of 2007 and $67.5 million for the first three months of 2006. The increase in cash provided from operating activities was primarily due to various factors:

•       an increase in net earnings adjusted for non-cash activity of $36.2 million; and

•       an increase in cash generated from accounts payable balances. The cash generated in 2007 was $5.0 million compared with cash used in 2006 of $7.3 million;

partially offset by;

•       an increase in cash used for inventory in 2007 compared with 2006 due to higher inventory levels to support growth in markets such as Brazil, China and Russia and an increase in inventory in the food packaging segment, which based on its manufacturing scheduling program typically builds inventory in the first quarter of the year; and

•       a decrease in income taxes payable in 2007 of $15.7 million compared with an increase of $8.7 million in 2006.  The change in 2007 compared with 2006 was primarily due to the reversal of $34.4 million of tax accruals, and related interest, as discussed above, and higher income tax payments in 2007 compared with 2006.

Net Cash Used in Investing Activities

Net cash used in investing activities amounted to $24.5 million for the first three months of 2007 compared with $66.1 million for the first three months of 2006. The decrease in cash used for investing activities was due to the following:

•       $36.0 million of cash received in 2007 for the PolyMask transaction;

•       a reduction of cash used for businesses acquired in 2007. In 2006 the Company used $41.3 million of cash to acquire Nelipak Holdings B.V. compared with $7.7 million in 2007, which was used primarily to acquire Pack-Tiger GmbH in January 2007;

partially offset by;

•       an increase of $22.0 million in capital expenditures. Capital expenditures were $50.9 million in 2007 and $28.9 million in 2006.

The Company expects to continue to invest capital as it deems appropriate to expand its business, to replace depreciating property, plant and equipment, to acquire new manufacturing technology and to improve productivity. Taking into account capital expenditures in 2007 of $60.0 to $80.0 million on the Company’s global manufacturing strategy, the Company expects total capital expenditures in 2007 to be at the high end of the range of  $175.0 million to $200.0 million. This projection is based upon the Company’s capital expenditure budget for 2007, the status of approved but not yet completed capital projects, anticipated future projects including the implementation of the Company’s global manufacturing strategy and historic spending trends.

Net Cash Used in Financing Activities

Net cash used in financing activities amounted to $20.3 million for the first three months of 2007 compared with $25.2 million for the first three months of 2006. The decease in cash used for financing activities was primarily due to the following:

•       lower net debt payments in 2007 compared with 2006. In 2007 net debt payments were $4.9 million compared with $14.7 in 2006;

partially offset by;

•       higher cash payments for dividends on the Company’s common stock of $3.9 million in the first quarter of 2007 compared with the first quarter of 2006 primarily due to the 33% increase in the cash dividend to $0.20 per common share, pre-split, as discussed above. The Company used cash of $16.1 million during the first three months of 2007 to pay its quarterly cash dividend compared with $12.2 million in 2006.

Repurchases of Capital Stock

The Company did not repurchase any shares of its common stock, par value $0.10 per share, in open market purchases during the first quarters of 2007 and 2006.

Share repurchases are made under a program previously adopted by the Company’s Board of Directors. The share repurchase program authorized the repurchase of up to approximately 33,954,294 shares of common stock, which included the Series A convertible preferred stock on an as-converted basis prior to its redemption. As of March 31, 2007, the Company had repurchased approximately 30,753,142 shares of common stock and preferred stock on an as-converted basis, and the remaining repurchase authorization covered approximately 3,201,152 shares of common stock. The Company may from time to time continue to repurchase its common stock.

Changes in Working Capital

At March 31, 2007, working capital (current assets less current liabilities) was $482.6 million compared with $350.6 million at December 31, 2006. The $132.0 million increase in the Company’s working capital during the first quarter of 2007 resulted primarily from the following changes:

•       an increase of $48.8 million in cash and cash equivalents and short-term investments primarily due to $36.0 million of cash received from the PolyMask transaction, partially offset by $16.1 million used in 2007 to pay dividends on the Company’s common stock and cash used for payroll-related costs such as the Company’s annual contribution to its profit-sharing plan and management incentive compensation that was paid out in 2007 but earned in 2006;

•       an increase of $36.2 million in inventory which includes an increase of $4.3 million from the effects of foreign currency translation. The balance of the increase was primarily in the food packaging segment, which based on its manufacturing scheduling program typically builds inventory in the first quarter of the year;

•       a decrease in accrued payroll of $30.8 million primarily due to the payments of payroll-related costs such as the Company’s annual contribution to its profit-sharing plan and management incentive compensation; and

•       a decrease in income taxes payable of $37.3 million due to the following factors:

•        the reversal of $34.4 million of tax accruals, and related interest, for contingencies that did not materialize due to outcomes of tax audits and the expiration of relevant statutes of limitations;

•        income tax payments in 2007 of $29.7 million; and

•        $21.5 million from the reclassification of income taxes payable to non-current liabilities in connection with the required adoption of FASB Interpretation of No. 48, “Accounting for Uncertainty in Income Taxes”. See Note 10 to the Consolidated Condensed Financial Statements for further information;

partially offset by;

•        additional income tax expense on 2007 earnings including the impact of the PolyMask transaction.

•       a decrease in accrued customer volume rebates of $18.3 million due to the timing of payments;

partially offset by;

•       a decrease of $17.1 million in accounts receivable. This decrease was primarily due to increased collections of accounts receivable in the ordinary course of business, partially offset by an increase of $6.3 million from the effects of foreign currency translation.

Current and Quick Ratios

The ratio of current assets to current liabilities, known as the current ratio, was 1.4 at March 31, 2007 and 1.2 at December 31, 2006. The ratio of current assets less inventory to current liabilities, known as the quick ratio, was 1.0 at March 31, 2007 and 0.9 at December 31, 2006.

Derivative Financial Instruments

Interest Rate Swaps

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 8, “Derivatives and Hedging Activities,” of the Notes to the Company’s Condensed Consolidated Financial Statements under the caption “Interest Rate Swaps” is incorporated herein by reference.

Foreign Currency Forward Contracts

At March 31, 2007, the Company was party to foreign currency forward contracts, which did not have a significant impact on the Company’s liquidity.

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

Shareholders’ Equity

The Company’s shareholders’ equity was $1,792.9 million at March 31, 2007 and $1,654.8 million at December 31, 2006.

Shareholders’ equity increased in the first quarter of 2007 primarily due to the following:

•       net earnings of $127.0 million; and

•       a reduction in foreign currency translation adjustment of $22.7 million;

partially offset by;

•       dividends paid on common stock of $16.1 million.

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

Critical Accounting Policies and Estimates

For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

The Company’s interest rate swaps are described in Note 8, “Derivatives and Hedging Activities,” of the Notes to the Company’s Condensed Consolidated Financial Statements, which is contained in Part I, Item 1 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Derivative Financial Instruments—Interest Rate Swaps” contained in Part I, Item 2 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

At March 31, 2007, the Company had no collars or options outstanding.

At March 31, 2007 and December 31, 2006, the carrying value of the Company’s total debt, which includes the impact of outstanding interest rate swaps, was $1,849.5 million and $1,852.3 million,

respectively. The Company’s fixed rate debt at March 31, 2007 and December 31, 2006, including the impact of interest rate swaps, was $1,530.0 million and $1,531.4 million, respectively. The fair value of the Company’s fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s total debt, including the impact of outstanding interest rate swaps, was $1,869.8 million at March 31, 2007 compared with $1,885.9 million at December 31, 2006. A hypothetical 10% decrease in interest rates would result in an increase in the fair value of the total debt balance at March 31, 2007 of $77.4 million. These changes in the fair value of the Company’s fixed rate debt do not alter the Company’s obligations to repay the outstanding principal amount of such debt.

Foreign Exchange Rates

The Company uses foreign currency forward contracts to fix the amount payable on transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at March 31, 2007 would have caused the Company to pay approximately $18.8 million to terminate these contracts.

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

Changes in Internal Control over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.                        Legal Proceedings.

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, “Commitments and Contingencies,” of the Notes to the Company’s Condensed Consolidated Financial Statements under the captions “Asbestos Settlement and Related Costs,” “Cryovac Transaction; Contingencies Related to the Cryovac Transaction,” and “Compliance Matters” is incorporated herein by reference. See also Part I, Item 3, “Legal Proceedings,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 1A.                Risk Factors.

See Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There are no material changes from the risk factors that the Company previously disclosed in that Form 10-K.  Except as required by the federal securities laws, the Company undertakes no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

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

The following are important factors that the Company believes could cause actual results to differ materially from those in the Company’s forward looking statements:

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

•       the costs and success of the Company’s growth, profitability and global manufacturing strategies;

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

(c)          Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of the Company’s common stock, par value $0.10 per share, that the Company repurchased in each month of the quarter ended March 31, 2007, the average price paid per share and the maximum number of shares that may yet be purchased under the Company’s publicly announced plans or programs. The Company did not purchase any shares as part of its publicly announced plans or programs during the quarter ended March 31, 2007. The Company has adjusted all share amounts and prices per share in this Item to reflect the March 2007 stock split, except with respect to shares withheld from awards to satisfy tax withholding obligations or other legally required charges as indicated in column “a” and in footnotes 1 and 2 below as these became treasury shares.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
Balance as of December 31, 2006				3,201,152
January 1, 2007 through January 31, 2007	—-	N.A.	—	3,201,152
February 1, 2007 through February 28, 2007	10,268	(2)	—	3,201,152
March 1, 2007 through March 31, 2007	—	N.A.	—	3,201,152
Total	10,268	(2)	—	3,201,152

(1)          During the month of February 2007, the Company withheld a total of 10,268 shares from awards under its 1998 contingent stock plan pursuant to the provision of that plan that permits tax withholding obligations or other legally required charges to be satisfied by having the Company withhold shares from an award under the plan.

(2)          The price calculations in this column do not include the above-mentioned shares of the Company’s common stock withheld by the Company pursuant to the provisions of its 1998 contingent stock plan. In accordance with the share withholding provision of that plan, the Company withheld those shares at a price equal to their fair market value, which was $64.98 per share.

(3)          On June 29, 1998, the Company announced that its Board of Directors had authorized the purchase of up to five percent of the Company’s then issued and outstanding capital stock on an as-converted basis. On April 14, 2000, the Company announced that its Board of Directors had authorized the purchase of up to an additional five percent of the Company’s issued and outstanding capital stock as of March 31, 2000 on an as-converted basis. On November 3, 2000, the Company announced that its Board of Directors had authorized the purchase of up to an additional five percent of the Company’s issued and outstanding capital stock as of October 31, 2000 on an as-converted basis. At the time of these authorizations, the Company’s capital stock comprised its common stock and its Series A convertible preferred stock. Prior to its redemption in July 2003, each share of the Company’s Series A convertible preferred stock was convertible into 0.885 shares of the Company’s common stock. These authorizations compose a single program, which has no set expiration date. As of the close of business on March 31, 2007, the Company was authorized to repurchase 33,954,294 shares of the Company’s common stock under this program, it had repurchased 30,753,142 shares (including preferred shares on an as-converted basis), leaving 3,201,152 shares of common stock authorized for repurchase under the program.

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

31.1	Certification of William V. Hickey pursuant to Rule 13a-14(a), dated May 8, 2007.
31.2	Certification of David H. Kelsey pursuant to Rule 13a-14(a), dated May 8, 2007.
32	Certification of William V. Hickey and David H. Kelsey, pursuant to 18 U.S.C. § 1350, dated May 8, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEALED AIR CORPORATION
(Registrant)
Date: May 8, 2007	By:	/s/ JEFFREY S. WARREN
Jeffrey S. Warren
Controller
(Duly Authorized Executive Officer
and Chief Accounting Officer)