Form 10-Q
period 2007-06-30
SEALED AIR CORP/DE
filed 2007-08-07
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 1-12139

SEALED AIR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0654331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 Riverfront Boulevard Elmwood Park, New Jersey	07407-1033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 791-7600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 161,510,809 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of July 31, 2007.

SEALED AIR CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions of dollars, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$1,145.4	$1,081.9	$2,240.1	$2,101.0
Cost of sales	822.1	774.6	1,602.6	1,510.1
Gross profit	323.3	307.3	637.5	590.9
Marketing, administrative and development expenses	189.0	176.4	366.9	343.7
Restructuring charges	0.2	12.0	0.6	12.3
Operating profit	134.1	118.9	270.0	234.9
Interest expense	(35.1)	(39.0)	(70.8)	(77.4)
Gain on the sale of equity method investment	—	—	35.3	—
Other income, net	8.5	5.1	13.1	9.5
Earnings before income tax expense	107.5	85.0	247.6	167.0
Income tax expense	33.6	27.2	46.7	53.4
Net earnings	$73.9	$57.8	$200.9	$113.6
Basic and diluted earnings per common share:
Basic	$0.46	$0.36	$1.26	$0.70
Diluted	$0.40	$0.31	$1.07	$0.61

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions of dollars, except for share data)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$379.2	$373.1
Short-term investments—available-for-sale securities	39.7	33.9
Receivables, net of allowances for doubtful accounts of $19.6 in 2007 and $17.5 in 2006	748.1	721.3
Inventories	572.6	509.4
Other current assets	120.9	119.0
Total current assets	1,860.5	1,756.7
Property and equipment:
Land and improvements	48.4	35.7
Buildings	532.8	516.2
Machinery and equipment	2,070.5	2,054.2
Other property and equipment	133.2	135.9
Construction-in-progress	172.8	139.6
	2,957.7	2,881.6
Accumulated depreciation and amortization	(1,929.7)	(1,911.5)
Total property and equipment, net	1,028.0	970.1
Goodwill	1,970.6	1,957.1
Other assets	338.9	337.0
Total assets	$5,198.0	$5,020.9

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)
(In millions of dollars, except for share data)

	June 30,	December 31,
	2007	2006
Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings	$33.4	$20.2
Current portion of long-term debt	299.5	5.5
Accounts payable	295.7	283.9
Asbestos settlement liability	512.5	512.5
Other current liabilities	499.9	497.8
Income taxes payable	8.2	86.2
Total current liabilities	1,649.2	1,406.1
Long-term debt, less current portion	1,533.4	1,826.6
Other liabilities	152.1	133.4
Total liabilities	3,334.7	3,366.1
Commitments and Contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.10 par value per share. Authorized 50,000,000 shares; no shares issued in 2007 and 2006	—	—
Common stock, $0.10 par value per share. Authorized 400,000,000 shares; issued 161,600,409 shares in 2007 and 86,488,913 shares in 2006	16.8	8.6
Common stock reserved for issuance related to asbestos settlement, $0.10 par value per share, 18,000,000 shares in 2007 and 9,000,000 in 2006	1.8	0.9
Additional paid-in capital	1,076.3	1,075.9
Retained earnings	1,141.1	972.4
	2,236.0	2,057.8
Unamortized pension costs, net of taxes	(57.5)	(60.2)
Cumulative translation adjustment	(36.6)	(70.7)
Unrecognized gain on derivative instruments, net of taxes	5.6	6.1
Accumulated other comprehensive loss	(88.5)	(124.8)
Cost of treasury common stock, 5,999,862 shares in 2007 and 5,823,885 shares in 2006	(284.2)	(278.2)
Total shareholders’ equity	1,863.3	1,654.8
Total liabilities and shareholders’ equity	$5,198.0	$5,020.9

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions of dollars)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$200.9	$113.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	81.9	84.3
Amortization of senior debt related items and other	1.3	1.5
Deferred tax provision	(1.7)	(1.4)
Gain on the sale of equity method investment	(35.3)	—
Net loss (gain) on disposals of property and equipment and other	0.4	(2.2)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Receivables, net	(9.7)	18.3
Inventories	(55.0)	(26.7)
Other current assets	(0.1)	(5.3)
Other assets	4.4	11.4
Accounts payable	5.3	(2.3)
Income taxes payable	(55.0)	(8.0)
Other current liabilities	(6.1)	7.1
Other liabilities	(0.4)	0.9
Net cash provided by operating activities	130.9	191.2
Cash flows from investing activities:
Capital expenditures for property and equipment	(110.4)	(68.2)
Purchases of available-for-sale securities	(268.9)	(169.4)
Sales of available-for-sale securities	263.1	165.7
Proceeds from sales of property and equipment	0.2	8.1
Businesses acquired in purchase transactions, net of cash and cash equivalents acquired	(7.7)	(41.2)
Proceeds from the sale of equity method investment	36.0	—
Other investing activities	(3.9)	(6.0)
Net cash used in investing activities	(91.6)	(111.0)
Cash flows from financing activities:
Proceeds from long-term debt	—	21.3
Payments of long-term debt	(2.7)	(10.0)
Dividends paid on common stock	(32.3)	(24.4)
Repurchases of common stock	(4.5)	(6.7)
Proceeds from stock option exercises	0.7	1.9
Net proceeds (payments) of short-term borrowings	13.0	(6.1)
Payments of senior debt issuance costs	(0.2)	(0.3)
Net cash used in financing activities	(26.0)	(24.3)
Effect of exchange rate changes on cash and cash equivalents	(7.2)	19.3
Cash and cash equivalents:
Net change during the period	6.1	75.2
Balance, beginning of period	373.1	455.8
Balance, end of period	$379.2	$531.0
Supplemental Cash Flow Items:
Interest payments, net of amounts capitalized	$50.6	$51.2
Income tax payments	$105.1	$61.8

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net earnings	$73.9	$57.8	$200.9	$113.6
Other comprehensive income (loss):
Amortization of deferred pension items, net of income tax expense of $0.6 for the three months ended June 30, 2007 and $1.1 for the six months ended June 30, 2007	1.4	—	2.7	—
Unrecognized (loss) income on derivative instruments, net of income tax (benefit) expense of $(0.2) for the three months ended June 30, 2007, $0.2 for the three months ended June 30, 2006, $(0.2) for the six months ended June 30, 2007 and $0.2 for the six months ended June 30, 2006	(0.5)	0.5	(0.5)	0.5
Foreign currency translation adjustments	11.4	27.5	34.1	23.9
Comprehensive income	$86.2	$85.8	$237.2	$138.0

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in tables in millions of dollars, except share and per share data)

(1)          Organization and Basis of Consolidation

Organization

Sealed Air Corporation and its subsidiaries, or the Company, is a leading global innovator and manufacturer of a wide range of packaging and performance-based materials and equipment systems that serve an array of food, industrial, consumer and medical applications.

The Company conducts substantially all of its business through two direct wholly-owned subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US). These two subsidiaries directly and indirectly own substantially all of the assets of the business and conduct operations themselves and through subsidiaries around the globe.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s condensed consolidated balance sheet as of June 30, 2007 and the condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 have been made. The results set forth in the condensed consolidated statements of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. All amounts are approximate due to rounding. Where appropriate, prior period amounts have been reclassified to conform to the current year’s presentation. The principal reclassification was $6.0 million from net cash provided by operating activities to net cash used in investing activities in the Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2006. This reclassification had no impact on the condensed consolidated statements of operations or the condensed consolidated balance sheets and was immaterial to the Company’s condensed consolidated statement of cash flows.

The condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules, annual footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the condensed consolidated financial statements and accompanying notes. Actual results can differ from those estimates.

The Company is responsible for the unaudited condensed consolidated financial statements included in this document. As these are condensed financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and with the information contained in the Company’s other publicly-available filings with the SEC.

(2)          Business Segment Information

Expanded Segment Reporting; New Structure

Introduction

As detailed in its Current Report on Form 8-K dated July 12, 2007, the Company has expanded and realigned its segment reporting to reflect its growth strategies both in core markets and in new business opportunities. This new structure reflects the way management now makes operating decisions and manages the growth and profitability of the business. It also corresponds with management’s current approach to allocating resources and assessing the performance of the Company’s segments. As a result, the Company will report business segment information as described below. The Company’s business segment information is reported in accordance with the provisions of Financial Accounting Standards Board, or FASB, Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” or SFAS No. 131.

The Company’s initiatives include developing technologies and innovative products for food and protective packaging applications as well as identifying new performance solutions involving specialty materials, medical applications and renewable products. The Company’s segment reporting reflects evolving market trends, its organizational structure and its overall business strategy, which is focused on emphasizing opportunities for profitable growth. As a result, the Company believes this new structure will provide its shareholders and the financial community with greater insight into its platform strategies and growing capabilities.

The discussion that follows contains:

•       The Company’s Former Reportable Segments

•       The Company’s New Reportable Segments

•       Descriptions of the New Reportable Segments and Other

•       Discussion and Recast

The Company’s Former Reportable Segments

As indicated in Note 3, “Business Segment Information,” of Notes to Consolidated Financial Statements, set forth in Item 8, of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the Company previously operated in two reportable business segments: (1) Food Packaging and (2) Protective Packaging. The Food Packaging segment comprised primarily the Company’s Cryovac® food packaging products. The Protective Packaging segment included the aggregation of the Company’s protective packaging products and shrink packaging products.

The Company’s New Reportable Segments

In accordance with the provisions of SFAS No. 131, the Company will now report publicly in four parts, three reportable segments and an “other” category. The new reportable segments are:

1.     Food Packaging

2.     Food Solutions

3.     Protective Packaging

The products reported in the Company’s new Food Packaging and Food Solutions reportable segments were previously reported in the Company’s former Food Packaging segment. The Company’s new Protective Packaging reportable segment continues to include the aggregation of the Company’s protective packaging products and shrink packaging products, as permitted under the provisions of SFAS No. 131.

The “Other” category includes specialty materials, medical applications and renewable products. The Company previously included specialty materials and renewable products in both the Food Packaging and Protective Packaging segments, whereas medical applications were previously included in the Food Packaging segment.

Descriptions of the New Reportable Segments and Other

Food Packaging

This new segment focuses on industrial food packaging and is driven by developments in technologies that enable food processors to package and ship fresh and processed meats and cheeses effectively through their supply chain.

In this segment, the Company offers shrink bags to vacuum package many fresh food products, including beef, pork, lamb, poultry and seafood, as well as cheese and smoked and processed meats. In addition, the Company provides packaging materials for cook-in applications, predominately for the deli and foodservice businesses. The Company also offers a wide range of laminated and coextruded rollstock packaging materials utilized in thermoforming and form, fill and seal applications. These materials provide an effective packaging alternative for a variety of fresh meat, smoked and processed meat, seafood, poultry and cheese applications. The Company also sells associated packaging systems, including bag loaders, dispensers and vacuum chamber systems. The Company primarily sells the products in this reportable segment to food processors, distributors, supermarket retailers and foodservice businesses.

Food Solutions

This new segment targets advancements in food packaging technologies that provide consumers fresh, consistently prepared, high-quality meals either from foodservice outlets or from expanding retail cases at grocery stores.

The Company’s Food Solutions segment focuses on case ready packaging, ready meals, vertical pouch packaging and bag-in-box packaging. The Company’s case ready offerings are utilized in the centralized packaging of various proteins, including beef, lamb, poultry, smoked and processed meats, seafood and cheese, for retail sale at the consumer level. For foodservice applications, the Company provides vertical pouch packaging and bag-in-box offerings for packaging flowable food products, including soups and sauces, salads, meats, toppings and syrups. These product offerings include film and filling systems for products utilizing hot and ambient, retort and aseptic processing methods. In the ready meals category, the Company offers the Simple Steps® package, a microwavable package designed with vacuum skin packaging technology and a unique self-venting feature. It also offers a flex-tray-flex package, which is an oven-compatible package that utilizes skin-pack technology. This segment also provides packaging solutions for produce, bakery goods and pizza. The Company also manufactures and sells absorbent pads used for food packaging, such as its Dri-Loc® absorbent pads. This segment sells related packaging systems, including vertical pouch packaging systems. The Company primarily sells the products in this reportable segment to food processors, distributors, supermarket retailers and foodservice businesses.

Protective Packaging

This new segment includes core protective packaging technologies and solutions aimed at traditional industrial applications while increasing emphasis on consumer-oriented packaging solutions. This segment includes the aggregation of the Company’s protective packaging products and shrink packaging products.

The products in this segment are used principally for non-food packaging applications. Protective Packaging’s offerings consist primarily of cushioning and surface protection products such as Bubble Wrap® cushioning and other air cellular cushioning materials; shrink and non-shrink films; polyurethane foam packaging systems sold under the Instapak® trademark; polyethylene foam sold in rolls, sheets and bags; Jiffy® mailers and bags and other protective and durable mailers and bags; paper-based protective packaging materials; suspension and retention packaging; inflatable packaging; and packaging systems. The Company primarily sells products in this segment to distributors and manufacturers in a wide variety of industries.

Other

The new “Other” category focuses on growth into newer markets. These markets include specialty materials for non-packaging applications such as insulation and products for value-added medical applications. Additionally, this category focuses on products sourced from renewable materials.

The specialty materials products include CelluPlank® and Cellu-Cushion® special density foams and Stratocell® laminated polyethylene foams used by fabricators and converters. Additional products include foams, films and composite materials used largely in performance component applications that are sold to manufacturers and wholesalers in a wide variety of industries. Products in this category may be used for cold-chain (temperature controlled supply chain), floor underlay, insulation, construction products and sporting goods. The medical applications products include films, tubing and connectors for use in manufacturing bags and pouches for a wide variety of medical applications, as well as thermoformed packaging materials for medical devices and technical products. This category also includes products sourced from renewable materials for use in either packaging or non-packaging applications. These products are still under development, but are expected to include future products from the Biosphere venture.

Discussion and Recast

The Company evaluates the performance of each reportable segment based on operating profit, which includes allocations for such corporate expenses as business development, customer service, finance, information services, people and performance and legal. It does not include “restructuring and other charges” or any income or loss amounts below “operating profit” in the Company’s condensed consolidated statements of operations. The Company allocates depreciation expense for property and equipment to the reportable segments and the “Other” category, although property and equipment, net, is not allocated to the reportable segment assets. The accounting policies of the reportable segments and the “Other” category are consistent with those described in Note 2, “Summary of Significant Accounting Policies,” of Notes to Consolidated Financial Statements, in Item 8, of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Only assets that are identifiable and reviewed by the Company’s chief operating decision maker by segment are allocated to the reportable segment assets. Allocated assets include trade accounts receivable, net, and finished goods inventory, net. All other assets are included in “Assets not allocated.” “Assets not allocated” include goodwill of $1,970.6 million at June 30, 2007 and $1,957.1 million at December 31, 2006 and total property and equipment, net, of $1,028.0 million at June 30, 2007 and $970.1 million at December 31, 2006.

In accordance with SFAS No. 131, the following segment information for the three and six months ended June 30, 2006 has been recast from the amounts previously reported to reflect the Company’s new reportable segments. Accordingly, there has been no change in the Company’s June 30, 2006 condensed consolidated statements of operations and consolidated balance sheets previously reported in total for the Company.

The following tables show net sales, depreciation and amortization, operating profit and assets by business segment and other:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales
Food Packaging	$462.6	$430.2	$899.8	$839.3
Food Solutions	237.7	214.3	452.4	409.0
Protective Packaging	370.3	363.4	741.0	722.3
Other	74.8	74.0	146.9	130.4
Total	$1,145.4	$1,081.9	$2,240.1	$2,101.0
Depreciation and amortization
Food Packaging	$19.1	$19.4	$38.5	$38.3
Food Solutions	8.1	8.7	15.3	16.5
Protective Packaging	11.0	12.1	22.2	24.5
Other	3.1	2.8	5.9	5.0
Total	$41.3	$43.0	$81.9	$84.3
Operating profit(1)
Food Packaging	$53.5	$48.0	$109.3	$92.3
Food Solutions	21.8	24.0	41.2	43.3
Protective Packaging	50.1	47.9	103.6	94.2
Other	8.9	11.0	16.5	17.4
Total segments and other	134.3	130.9	270.6	247.2
Restructuring charges(2)	0.2	12.0	0.6	12.3
Total	$134.1	$118.9	$270.0	$234.9

	June 30,	December 31,
	2007	2006
Assets(3)
Trade receivables, net and finished goods inventory, net
Food Packaging	$455.8	$431.2
Food Solutions	213.3	187.9
Protective Packaging	325.3	321.5
Other	66.7	58.8
Total segments and other	1,061.1	999.4
Assets not allocated(3)	4,136.9	4,021.5
Total	$5,198.0	$5,020.9

(1)          Before taking into consideration restructuring charges.

(2)          The restructuring charges by business segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Food Packaging	$0.1	$12.0	$0.1	$12.3
Food Solutions	—	—	0.1	—
Protective Packaging	0.1	—	0.4	—
Total	$0.2	$12.0	$0.6	$12.3

(3)          Only assets which are identifiable by segment and reviewed by the Company’ chief operating decision maker by segment are allocated to the reportable segment assets. Allocated assets include trade accounts receivable, net, and finished goods inventory, net. All other assets are included in “Assets not allocated.” “Assets not allocated” include goodwill of $1,970.6 million at June 30, 2007 and $1,957.1 million at December 31, 2006 and total property and equipment, net of $1,028.0 million at June 30, 2007 and $970.1 million at December 31, 2006.

In accordance with SFAS No. 131 and because the Company’s management views goodwill as a corporate asset, the Company does not allocate its goodwill to its reportable segments. However, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, the Company is required to allocate goodwill to each reporting unit in order to perform its annual impairment review of goodwill, which it does during the fourth quarter of each year.

Due to the changes in the Company’s segment reporting structure during 2007, management evaluated whether any events or circumstances existed that would more likely than not reduce the fair value of a reporting unit below its carrying amount in accordance with SFAS No. 142. In connection with this evaluation, management reassigned goodwill to its new reporting units using a relative fair value approach and considered the assets and liabilities to be reassigned to these reporting units in accordance with SFAS No. 142.

After this evaluation was completed management determined that there were no other events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Accordingly, the Company concluded it was not necessary to test goodwill for impairment between the Company’s annual tests.

During the fourth quarter of 2007, the Company will obtain a detailed determination of its fair values by reporting unit under its new segment reporting structure and perform its annual impairment testing.

The allocation of goodwill in accordance with SFAS No. 142 and the changes in the first six months of 2007 by the Company’s new segment structure were as follows:

	Balance at December 31, 2006	Goodwill Acquired	Foreign Currency Translation and Other	Balance at June 30, 2007
Food Packaging	$386.3	$—	$1.1	$387.4
Food Solutions	147.9	—	0.5	148.4
Protective Packaging	1,270.9	8.0	3.8	1,282.7
Other	152.0	—	0.1	152.1
Total	$1,957.1	$8.0	$5.5	$1,970.6

See Note 15, “Acquisitions and Divestiture,” for additional information on the goodwill acquired during 2007.

(3)          Short-Term Investments—Available-for-Sale Securities

The Company’s available-for-sale securities of $39.7 million at June 30, 2007 and $33.9 million at December 31, 2006 consisted of auction rate securities which were investments in preferred stock with no maturity dates for which interest or dividend rates are generally re-set for periods of up to 90 days. At June 30, 2007 and December 31, 2006, the fair value of the available-for-sale securities held by the Company was approximately equal to their cost. There were no gross realized gains or losses from the sale of the available-for-sale securities in 2007 and 2006.

(4)          Accounts Receivable Securitization Program

The Company’s $125.0 million receivables program has an expiration date of December 7, 2007. The receivables program contains financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these financial covenants at June 30, 2007.

The Company’s receivables funding subsidiary did not sell any receivables interests under the receivables program during the first six months of 2007 and 2006, and neither the bank nor the issuer of commercial paper that are parties to the program held any receivables interests in such receivables as of June 30, 2007 and 2006. Therefore the Company did not remove any related amounts from the current assets reflected on its condensed consolidated balance sheet at June 30, 2007.

The costs associated with the receivables program are included in other income, net, in the condensed consolidated statements of operations. These costs primarily relate to program and commitment fees and other associated costs and were $0.1 million for both the three months ended June 30, 2007 and 2006 and $0.2 million for both the six months ended June 30, 2007 and 2006.

(5)          Inventories

The following table presents details of the Company’s inventories:

	June 30, 2007	December 31, 2006
Inventories (at FIFO, which approximates replacement value):
Raw materials	$116.6	$108.7
Work in process	122.8	107.7
Finished goods	385.9	341.7
Subtotal	625.3	558.1
Reduction of certain inventories to LIFO basis	(52.7)	(48.7)
Total	$572.6	$509.4

The Company determines the value of non-equipment U.S. inventories by the last-in, first-out or LIFO inventory method. The value of U.S. inventories determined by that method amounted to $131.5 million at June 30, 2007 and $127.0 million at December 31, 2006. If the Company had used the first-in, first-out or FIFO inventory method, which approximates replacement value, for these inventories, the balances would have been $52.7 million higher at June 30, 2007 and $48.7 million higher at December 31, 2006.

(6)          Goodwill and Identifiable Intangible Assets

Goodwill

The company had goodwill in the amount of $1,970.6 million at June 30, 2007 and $1,957.1 million at December 31, 2006. See Note 2, “Business Segment Information,” for the discussion of goodwill by business segments and other.

Identifiable Intangible Assets

The following tables summarize the Company’s identifiable intangible assets with definite useful lives.

	June 30, 2007	December 31, 2006
Gross carrying value	$57.0	$53.9
Accumulated amortization	(40.3)	(37.0)
Total	$16.7	$16.9

These identifiable intangible assets are included in other assets and their balances are considered immaterial to the Company’s condensed consolidated balance sheets. Amortization expense of identifiable intangible assets was $2.2 million for the six months ended June 30, 2007. At June 30, 2007 and December 31, 2006, there were no identifiable intangible assets other than goodwill with indefinite useful lives as defined by SFAS No. 142. Assuming no change in the gross carrying value of identifiable intangible assets from the value at June 30, 2007, the estimated future amortization expense at June 30, 2007 for the remainder of 2007 and future periods is as follows:

2007	$2.1
2008	3.4
2009	2.8
2010	1.5
2011	1.2

(7)          Debt and Credit Facilities

Lines of Credit

The following table summarizes the Company’s available lines of credit and committed and uncommitted lines of credit, including the credit facility and the ANZ facility discussed below, at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Used lines of credit	$43.4	$30.4
Unused lines of credit	818.5	810.6
Total available lines of credit	$861.9	$841.0
Available lines of credit—committed	$643.8	$632.9
Available lines of credit—uncommitted	218.1	208.1
Total available lines of credit	$861.9	$841.0

The Company’s principal credit lines were all committed and consisted of the credit facility and the ANZ facility. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

Revolving Credit Facilities

The Credit Facility—The Company has not borrowed under its $500.0 million unsecured multi-currency revolving credit facility since its inception in July 2005. This facility contains a provision under which the Company may request, prior to each of the first and second anniversaries of the facility, a one-year extension of the termination of the facility. The Company requested an extension effective on the second anniversary, July 26, 2007, and lenders with commitments for $500.0 million under the facility consented to the extension. Accordingly, on July 26, 2007, this extension became effective, as a result of which the facility is scheduled to terminate on July 24, 2012.

On June 13, 2007, the Company entered into a letter amendment to the credit facility. As a result of this amendment, amounts outstanding under the credit facility are no longer guaranteed by the Company’s principal U.S. operating subsidiaries. The release of the subsidiary guarantees under the credit facility resulted in the contractual release of subsidiary guarantees of the Company’s senior notes and amounts outstanding under the ANZ Facility.

ANZ Facility—The Company has an Australian dollar 170.0 million, dual-currency revolving credit facility, known as the ANZ facility, which was equivalent to U.S. $143.8 million at June 30, 2007. The Company did not borrow under the ANZ facility during the first six months of 2007.

Covenants

Each issue of the Company’s outstanding senior notes imposes limitations on the Company’s operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. The credit facility contains financial covenants relating to interest coverage, debt leverage and minimum liquidity and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the asbestos settlement agreement discussed in Note 11, “Commitments and Contingencies.” The ANZ facility contains financial covenants relating to debt leverage, interest coverage and tangible net worth and restrictions on the creation of liens, the incurrence of additional indebtedness and asset sales, in each case relating to the Australian and New Zealand subsidiaries of the Company that are borrowers under the facility. The Company was in compliance with the above financial covenants and limitations, as applicable, at June 30, 2007.

Senior Notes

During the six months ended June 30, 2007, the Company recorded adjustments to the fair value of its 5.375% senior notes due April 2008 as a result of the Company’s interest rate hedging related to these senior notes. See Note 8, “Derivatives and Hedging Activities,” for further discussion.

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

At June 30, 2007, the Company was party to foreign currency forward contracts with an aggregate notional amount of $350.7 million maturing through June 2008. At December 31, 2006, the Company was party to foreign currency forward contracts with an aggregate notional amount of $331.0 million maturing through June 2007. The estimated fair values of these contracts, which represent the estimated net payments that would be paid or received by the Company in the event of termination of these contracts based on the then current foreign exchange rates, was a net payable of $0.6 million at June 30, 2007 and a net receivable of $0.1 million at December 31, 2006. These contracts qualified and were designated as cash flow hedges and had original maturities of less than twelve months.

Interest Rate Swaps

At June 30, 2007, the Company had outstanding interest rate swaps with a total notional amount of $300.0 million that qualified and were designated as fair value hedges. The Company entered into these interest rate swaps to effectively convert its 5.375% senior notes due April 2008 into floating rate debt. At June 30, 2007, the Company recorded a mark to market adjustment to record a decrease of $5.9 million in the fair value of the 5.375% senior notes due April 2008 due to changes in interest rates and an offsetting increase to other liabilities to record the fair value of the related interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.

During the first six months of 2007 and 2006 under the terms of the $300.0 million outstanding interest rate swap agreements, the Company received interest at a fixed rate and paid interest at variable rates that were based on the six-month London Interbank Offered Rate, or LIBOR. As a result, interest expense increased by $1.9 million for the second quarter of 2007, $1.7 million for the second quarter of 2006, $3.9 million for the first six months of 2007 and $2.9 million for the first six months of 2006.

In the second quarter of 2007, the Company terminated forward starting interest rate swaps. As a result, in the second quarter of 2007, the Company received cash of $3.7 million related to this termination and recognized a gain for this amount in other income, net, in the condensed consolidated statements of operations.

(9)          Global Manufacturing Strategy, Restructuring and Other Charges

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

In July 2006, the Company announced the first phase of this multi-year global manufacturing strategy. The financial scope of this phase is expected to be as follows:

	Expected Range	Incurred During 2006	Incurred During 2007	Total Incurred as of June 30, 2007
Capital expenditures	$130.0-150.0	$14.2	$26.7	$40.9
Associated costs	$90.0-100.0	$15.6	$5.8	$21.4

Capital expenditures were $15.5 million for the second quarter of 2007, and the associated costs were $3.3 million for the second quarter of 2007. The associated costs include such items as equipment relocation, facility start-up and severance. The Company expects the capital expenditures and charges for associated costs to occur through 2008, although the actual timing of these expenditures is subject to change due to a variety of factors.

The charges in 2007 consisted of associated costs for equipment relocations and facility start-ups, which were primarily included in cost of sales on the condensed consolidated statements of operations. These charges by business segment and other were as follows:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Food Packaging	$3.2	$5.6
Other	0.1	0.2
Total	$3.3	$5.8

During 2006, the Company had accrued $11.6 million in severance costs in connection with this strategy. These costs were future cash expenditures that would be incurred for one-time termination benefits. At December 31, 2006, the Company expected to eliminate 245 full-time positions, of which 36 full-time positions were eliminated during 2006. During the first six months of 2007, 142 full-time positions were eliminated, and the remaining 67 full-time positions are expected to be eliminated in the second half of 2007. The Company expects these severance costs will be paid out before the end of 2009. The Company expects to add approximately 120 full-time employees at other facilities as production is transferred, so the net reduction in full-time positions is expected to be 125.

The components of the restructuring charges, spending and other activity through June 30, 2007 and the accrual balance remaining at June 30, 2007 were as follows:

Employee Termination Costs
Original restructuring accrual in 2006	$11.6
Cash payments during 2006	(0.4)
Effect of changes in currency rates	(0.3)
Restructuring accrual at December 31, 2006	10.9
Cash payments during 2007	(2.0)
Effect of changes in currency rates	0.7
Restructuring accrual at June 30, 2007	$9.6

The Company expects to pay $5.7 million of the accrual balance remaining at June 30, 2007 within the next twelve months. This amount is included in other current liabilities on the Company’s condensed consolidated balance sheet at June 30, 2007. The remaining accrual of $3.9 million is expected to be paid in the second half of 2008 and in 2009 and is reflected in other liabilities on the Company’s condensed consolidated balance sheet at June 30, 2007.

Other Restructuring Activities

In the fourth quarter of 2006, the Company initiated a plan to reorganize its North American customer service organization, which had been dispersed throughout multiple locations in the U.S. and Canada. This plan started with announcing the elimination of 9 full-time positions in 2006. In the first six months of 2007, the Company announced the elimination of an additional 95 full-time positions, for a total of 104 full-time positions. All of these full-time positions are expected to be eliminated between April 2007 and September 2008. During the same period, the Company expects to fill 90 to 100 full-time positions at a new consolidated U.S.-based customer service facility and to provide enhanced service to customers in this innovative facility.

During 2006, the Company accrued severance costs of $0.6 million related to the Company’s consolidation of its Food Packaging customer service activities in Canada. During 2007, the Company accrued an additional $0.6 million of severance costs, of which $0.1 million related to the Company’s Food Packaging customer service activities in the United States, $0.1 million related to the Company’s Food Solutions customer service activities in the United States and $0.4 million related to the Company’s Protective Packaging customer service activities in North America. The affected employees in the U.S. are required to render service until their respective scheduled termination dates in order to receive their designated severance. As a result, the Company will accrue additional liability for severance costs ratably over the future service period.

The components of the restructuring charges, spending and other activity through June 30, 2007 and the accrual balance remaining at June 30, 2007 were as follows:

Employee Termination Costs
Original restructuring accrual in 2006	$0.6
Cash payments during 2006	—
Restructuring accrual at December 31, 2006	0.6
Additional provision in 2007	0.6
Cash payments during 2007	(0.1)
Restructuring accrual at June 30, 2007	$1.1

The Company expects to pay $0.8 million of the accrual balance remaining at June 30, 2007 within the next twelve months. This amount is included in other current liabilities on the Company’s condensed consolidated balance sheet at June 30, 2007. The Company expects to pay the remaining accrual of $0.3 million in the second half of 2008 and in 2009 and has included the accrual in other liabilities on the Company’s condensed consolidated balance sheet at June 30, 2007.

(10)   Income Taxes

Effective Income Tax Rate and Income Tax Expense

The Company’s effective income tax rate was 31.3% for the three months ended June 30, 2007, and 18.9% for the six months ended June 30, 2007. The Company’s effective income tax rate was 32.0% for both the three and six months ended June 30, 2006.

The Company’s income tax expense in the first six months of 2007 was reduced by the reversal of $34.4 million of tax accruals, and related interest, for contingencies that did not materialize following the completion of tax audits and the expiration of relevant statutes of limitations in the first quarter of 2007. This reversal includes multiple jurisdictions and multiple tax years up to and including the year 2000. Also, in the first six months of 2007, income tax expense was increased by $14.0 million for the tax effect on the gain related to the PolyMask transaction on February 9, 2007, described in “Divestiture,” of Note 15, “Acquisitions and Divestiture.”

For the three and six months ended June 30, 2007, the effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the reversal of the tax accruals and related interest noted above and, to a lesser extent, the lower net effective income tax rate on foreign earnings, partially offset by state income taxes.

For the three and six months ended June 30, 2006, the effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the lower net effective income tax rate on foreign earnings, partially offset by state income taxes. In addition, the 2006 effective income tax rate was lower than the statutory U.S. federal income tax rate due to the anticipated utilization of tax loss carry forwards in 2006 by some foreign subsidiaries.

FIN 48

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits. At June 30, 2007 the Company reclassified $13.1 million of unrecognized tax benefits and related interest that were previously classified as income taxes payable before the adoption of FIN 48, which was included in other non-current liabilities on the condensed consolidated balance sheet.

As required under FIN 48, the Company has provided the following disclosures related to the unrecognized tax benefits and the effect, if any, on the effective income tax rate if recognized. The amount of unrecognized tax benefits at January 1, 2007 was $102.7 million (gross) of which $100.6 million (net)

would impact the Company’s effective income tax rate, if recognized. Following the reversal of $24.7 million (gross) ($23.7 million (net)) of tax accruals in the first six months of 2007, the amount of unrecognized tax benefits at June 30, 2007 was $78.0 million (gross), of which $76.9 million (net) would impact the Company’s effective income tax rate, if recognized. There are no known tax positions likely to change over the next twelve months that would result in a material change in the Company’s unrecognized tax benefits.

The Company’s continuing practice is to recognize interest and penalties related to unrecognized tax benefits in income tax expense on its condensed consolidated statements of operations. The Company had a liability of approximately $21.3 million at January 1, 2007 and a liability of $5.1 million at June 30, 2007 for the payment of interest (before any tax benefit). In the second quarter of 2007, there was no release of interest. In the first six months of 2007, interest of $16.7 million (gross) ($10.9 million (net)) was released in connection with the reversal of tax accruals previously discussed.

Income Tax Returns

In March 2007, the Internal Revenue Service of the United States Department of the Treasury, commonly referred to as the IRS, completed and closed its examination of the Company’s income tax returns for the years 1998 through 2000. In April 2007, the IRS commenced its examination of the Company’s income tax returns for the years 2001 through 2005.

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

(11)   Commitments and Contingencies

Asbestos Settlement and Related Costs

On November 27, 2002, the Company reached an agreement in principle with the committees appointed to represent asbestos claimants in the bankruptcy case of W. R. Grace & Co., known as Grace, to resolve all current and future asbestos-related claims made against the Company and its affiliates, the fraudulent transfer claims, successor liability claims, and indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies in connection with the Cryovac transaction referred to below. On December 3, 2002, the Company’s Board of Directors approved the agreement in principle. The Company received notice that both of the committees had approved the agreement in principle as of December 5, 2002. The parties to the agreement in principle signed a definitive settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. The Company recorded a charge of $850.1 million as a result of the asbestos settlement in its consolidated statement of operations for the year ended December 31, 2002. These matters are described more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Cryovac Transaction; Contingencies Related to the Cryovac Transaction

On March 31, 1998, the Company completed a multi-step transaction that brought the Cryovac packaging business and the former Sealed Air Corporation’s business under the common ownership of the Company. In its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the Company described the Cryovac transaction, contingencies related to the Cryovac transaction, the cases of Thundersky v. The Attorney General of Canada, et al., and Her Majesty the Queen in Right of the Province of Manitoba v. The Attorney General of Canada, et al. and six additional putative class proceedings that had been brought in various provincial and federal courts in Canada seeking recovery from the Company and its subsidiaries Cryovac, Inc. and Sealed Air (Canada) Co./Cie as well as other defendants, including Grace, for asbestos-related injuries.

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

On November 22, 2006, plaintiff filed an amended motion for class certification, seeking to withdraw as a class representative and to substitute a new class representative, the Louisiana Municipal Police Employees Retirement System (“MPERS”). On March 26, 2007, the Court entered an order permitting Miles Senn to withdraw as Lead Plaintiff and permitting MPERS to be substituted as Lead Plaintiff. Consequently, the case is now properly referred to as MPERS v. Sealed Air Corporation, et al. On March 29, 2007, MPERS, as Lead Plaintiff, filed a motion to certify a class of all persons or entities that purchased Sealed Air Corporation securities during the period from March 27, 2000 through July 30, 2002, both dates inclusive, and were damaged thereby. On July 25, 2007, the Company and Mr. Dunphy filed their memorandum of law in opposition to MPERS’s motion for class certification. On July 25, 2007, the Company and Mr. Dunphy also filed a motion for reconsideration or for judgment on the pleadings, arguing that the Supreme Court’s recent decisions in Tellabs, Inc. v. Makor Issues & Rights, Ltd., and Bell Atlantic Corp. v. Twombly, require dismissal of MPERS’s claims.

Discovery is ongoing. Although the Company believes that neither it nor Mr. Dunphy should have any liability in this lawsuit, until the lawsuit has progressed beyond its current, still preliminary, stage, the Company cannot estimate the potential cost of an unfavorable outcome, if any. If the Company or Mr. Dunphy were determined to be liable, then the Company could be required to pay substantial damages, which could have a material adverse effect on the Company’s consolidated financial condition and results of operations.

Compliance Matters

In late 2005, the Company identified travel and related expenses that had been paid by some of the Company’s foreign subsidiaries for trips by government officials who oversee the regulation of the Company’s medical products in a foreign country. Although these expenses were accurately recorded as travel and entertainment expenses in the Company’s books and records, these activities appeared to have breached the Company’s Code of Conduct. More importantly, the Company was concerned that these payments may have violated the Foreign Corrupt Practices Act, and therefore outside counsel was retained and promptly began an internal investigation. In March 2006, the Company voluntarily disclosed to the United States Department of Justice, or the DOJ, and the SEC, the factual information obtained to date in the Company’s internal investigation, including that these payments were made between 2003 and 2005 and totaled less than $0.2 million. The internal investigation is ongoing, and the Company is cooperating with the DOJ and the SEC. The Company cannot predict when this matter will be resolved or the terms upon which this matter will be resolved, although the Company currently does not expect this matter to be material to its consolidated financial condition and results of operations. In connection with the investigation, the Company has evaluated and will continue to evaluate remedial measures and is taking timely and appropriate action where necessary.

(12)   Shareholders’ Equity

Two-For-One Stock Split

On February 16, 2007, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock that was effected in the form of a stock dividend. The stock dividend was paid on March 16, 2007 at the rate of one additional share of the Company’s common stock for each share of the Company’s common stock issued and outstanding to stockholders of record at the close of business on March 2, 2007. In addition, nine million additional shares of common stock were reserved for the asbestos settlement. The stock dividend was not paid on treasury shares. The par value of the Company’s common stock remains at $0.10 per share.

All share and per share amounts have been restated to reflect the two-for-one stock split, except for shareholders’ equity. See Note 13, “Earnings Per Common Share,” for the impact on the Company’s earnings per share amounts as a result of the stock split. This stock split resulted in the issuance of approximately 80.8 million additional shares of common stock and was accounted for by the transfer of approximately $8.1 million from additional paid-in capital to common stock, which is the amount equal to the par value of the additional shares issued to effect the stock split. In addition, nine million additional shares of common stock were reserved for the asbestos settlement and were accounted for by the transfer of $0.9 million from additional paid-in capital to common stock reserved for issuance related to the asbestos settlement.

Cash Dividends

On February 16, 2007, the Company’s Board of Directors increased the Company’s quarterly cash dividend by 33% to $0.20 per common share, declaring a quarterly cash dividend payable on the pre-split shares of the Company’s common stock on March 16, 2007 to stockholders of record at the close of business on March 2, 2007.

On April 12, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per common share on the Company’s common stock payable on June 15, 2007 to stockholders of record at the close of business on June 1, 2007.

The Company used cash of $32.3 million during the six months ended June 30, 2007 to pay quarterly cash dividends on March 16, 2007 and June 15, 2007. These payments were reflected as a reduction to retained earnings in the Company’s condensed consolidated balance sheet at June 30, 2007.

Contingent Stock Plan and Directors Stock Plan

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

A summary of the changes in common shares available for the 2005 Contingent Stock Plan follows:

2005 Contingent Stock Plan
Number of common shares available, as of January 1, 2007	2,009,150
Restricted stock shares issued for new awards	(331,100)
Restricted stock units awarded	(59,450)
Additional restricted stock shares available due to the two-for-one stock split in 2007	1,909,950
Restricted stock shares forfeited	2,000
Restricted stock units forfeited	1,700
Number of common shares available, as of June 30, 2007	3,532,250

A summary of the changes in common shares available for the Director’s Stock Plan follows:

2002 Stock Plan for Non - Employee Directors
Number of common shares available, as of January 1, 2007	63,724
Additional shares available due to the two-for-one stock split in 2007	63,724
Shares granted and issued	(6,762)
Shares granted and deferred	(4,508)
Number of common shares available, as of June 30, 2007	116,178

Other Common Stock Issuances

During 2004, the Company issued 50,000 shares of its common stock, par value $0.10 per share, to a non-employee under an intellectual property purchase agreement as prepaid royalties under that agreement. These shares vest ratably over a five-year period. As a result of the two-for-one stock split, such shares have been increased to 100,000 shares.

Stock Options

The Company has no plans or arrangements under which stock options may be granted by the Company. At June 30, 2007, there were no outstanding options to purchase shares of the Company’s common stock that were granted by the Company. Stock option plans in which specified employees of the Cryovac packaging business participated were terminated effective March 31, 1998 in connection with the Cryovac transaction, except with respect to options that remained outstanding as of that date. All of those outstanding options had been granted at an exercise price equal to their fair market value on the date of grant. All options outstanding upon the termination of the stock option plans in 1998 had fully vested prior to December 31, 2000. Since such options were fully vested, the provisions of SFAS No. 123 (revised), “Share-Based Payments,” were not applicable.

During 2007, the holders exercised options to purchase 15,693 shares, with an aggregate exercise price of $0.7 million. Such options were all exercised or expired prior to the two-for-one stock split.

(13)   Earnings Per Common Share

The following table sets forth the reconciliation of the basic and diluted earnings per common share computations for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006(1),(2)	2007	2006(1),(2)
Basic Earnings Per Common Share:
Numerator
Net earnings ascribed to common shareholders—basic	$73.9	$57.8	$200.9	$113.6
Denominator
Weighted average number of common shares outstanding— basic	160.0	161.5	160.0	161.5
Basic earnings per common share	$0.46	$0.36	$1.26	$0.70
Diluted Earnings Per Common Share:
Numerator
Net earnings ascribed to common shareholders—basic	$73.9	$57.8	$200.9	$113.6
Add: Interest on 3% convertible senior notes, net of income taxes	2.0	1.9	3.9	3.9
Net earnings ascribed to common shareholders—diluted	$75.9	$59.7	$204.8	$117.5
Denominator
Weighted average number of common shares outstanding— basic	160.0	161.5	160.0	161.5
Effect of conversion of 3% convertible senior notes	12.5	12.4	12.5	12.4
Effect of assumed issuance of asbestos settlement shares	18.0	18.0	18.0	18.0
Effect of non-vested restricted stock and non-vested restricted stock units	0.8	0.9	0.8	0.8
Weighted average number of common shares outstanding—diluted	191.3	192.8	191.3	192.7
Diluted earnings per common share	$0.40	$0.31	$1.07	$0.61

(1)   Earnings per common share for the three and six months ended June 30, 2006 have been revised. Such revisions were immaterial. See below for further discussion. The amounts previously reported, as revised to reflect the two-for-one stock split in 2007, were as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Basic earnings per common share	$0.35	$0.70
Diluted earnings per common share	$0.31	$0.61

(2)   All share and per share amounts have been restated to reflect the two-for-one stock split as discussed in Note 12, “Shareholders’ Equity.”

The Company had previously included non-vested restricted stock in the weighted average number of common shares outstanding in both its basic and diluted earnings per share calculations. Also, the Company had previously excluded non-vested restricted stock units from the weighted average number of common shares outstanding in its basic earnings per common share calculations, and from the weighted average number of common shares outstanding of its diluted earnings per common share calculations when inclusion of such units was dilutive.

The earnings per common share calculations have been revised in accordance with SFAS No. 128, “Earnings per Common Share,” to include non-vested restricted stock and non-vested restricted stock units only in the weighted average number of common shares outstanding of its diluted earnings per common share calculation, using the treasury stock method, if the effect is dilutive.

The number of weighted average common shares outstanding in the revised 2006 diluted earnings per common share calculations decreased from the amount that was previously reported primarily due to the impact of the non-vested restricted stock now being accounted for under the treasury stock method. Previously, such shares were included in the basic and diluted weighted average number of common shares outstanding similar to the if-converted method. The impact of adding the non-vested restricted stock units under the treasury stock method was dilutive in all revised periods and was also immaterial.

Diluted Weighted Average Number of Common Shares Outstanding

In calculating diluted earnings per common share, the Company’s calculation of the diluted weighted average number of common shares for 2007 and 2006 provides for: (1) the conversion of the Company’s 3% convertible senior notes due June 2033 due to the application of Emerging Issues Task Force, or EITF, Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” (2) the assumed issuance of 18 million shares of common stock reserved for the Company’s previously announced asbestos settlement referred to in Note 11, “Commitments and Contingencies,” under the caption “Asbestos Settlement and Related Costs,” (3) the exercise of dilutive stock options, net of assumed treasury stock repurchases and (4) non-vested restricted stock and non-vested restricted stock units using the treasury stock method, if their inclusion is dilutive.

(14)   Other Income, Net

The following table provides details of the Company’s other income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest and dividend income	$5.1	$4.9	$9.6	$9.0
Net foreign exchange transaction losses	(1.4)	(1.0)	(2.9)	(2.6)
Other, net	4.8	1.2	6.4	3.1
Other income, net	$8.5	$5.1	$13.1	$9.5

Other, net, for the three and six months ended June 30, 2007 includes a $3.7 million gain recorded as a result of the termination of forward starting interest rate swaps. See Note 8, “Derivatives and Hedging Activities,” for further discussion.

(15)   Acquisitions and Divestiture

Acquisitions

In the first quarter of 2007, the Company acquired Pack-Tiger GmbH for $7.8 million in cash, net of cash and cash equivalents acquired. This acquisition was accounted for under the purchase method of accounting and resulted in a preliminary allocation of goodwill of $8.0 million. The allocation of the purchase price to the assets acquired and liabilities assumed was done using estimated fair values. This allocation is subject to revisions based on the results of the final determination of estimated fair values. Subsequent revisions to the purchase price allocation, if any, are not expected to be material to the condensed consolidated financial statements. The Company also purchased a majority interest in NanoPore Insulation LLC. These acquisitions were not material to the Company’s condensed consolidated financial statements.

Divestiture

On February 9, 2007, the Company sold its 50 percent investment in PolyMask Corporation to its joint venture partner, 3M Company (the “PolyMask transaction”). The joint venture was formed in 1991 between the Company and 3M to produce and sell non-packaging surface protection films. Prior to the sale, the Company accounted for this joint venture under the equity method of accounting. The Company received an aggregate cash amount of $36.0 million for the transaction and other related assets and recorded a pre-tax gain of $35.3 million ($21.3 million after-tax) in the first quarter of 2007. This gain was included in gain on the sale of equity method investment in the Company’s condensed consolidated statement of operations. The Company’s proportionate share of PolyMask Corporation’s net income was $0.4 million for the six months ended June 30, 2007, $0.9 million for the second quarter of 2006 and $1.5 million for the six months ended June 30, 2006 and was included in other income, net, in the condensed consolidated statements of operations. The Company’s investment in this joint venture was not material to the Company’s condensed consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, on its consolidated financial statements.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the Company’s condensed consolidated financial statements and related notes set forth in Item 1, of Part I, of this quarterly report on Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7, of Part II, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and the Company’s consolidated financial statements and related notes set forth in Item 8, of Part II, of that Form 10-K. All amounts and percentages are approximate due to rounding. Where appropriate, the Company has reclassified prior period amounts to conform to the current year’s presentation.

Recent Events

Expanded Segment Reporting; New Structure

As detailed in its Current Report on Form 8-K dated July 12, 2007, the Company has expanded and realigned its segment reporting to reflect its growth strategies both in core markets and in new business opportunities. This new structure reflects the way management now makes operating decisions and manages the growth and profitability of the business. It also corresponds with management’s current approach to allocating resources and assessing the performance of the Company’s segments. As a result, the Company will report business segment information as described below. The Company’s business segment information is reported in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,’’ or SFAS No. 131.

The Company’s New Reportable Segments

In accordance with the provisions of SFAS No. 131, the Company will now report publicly in four parts, three reportable segments and an “other” category. The new reportable segments are:

1.                Food Packaging

2.                Food Solutions

3.                Protective Packaging

The products reported in the Company’s new Food Packaging and Food Solutions reportable segments were previously reported in the Company’s former Food Packaging segment. The Company’s new Protective Packaging reportable segment continues to include the aggregation of the Company’s protective packaging products and shrink packaging products, as permitted under the provisions of SFAS No. 131.

The “Other” category includes specialty materials, medical applications and renewable products. The Company previously included specialty materials and renewable products in both the Food Packaging and Protective Packaging segments, whereas medical applications were previously included in the Food Packaging segment.

In accordance with SFAS No. 131, the Company’s segment information has been recast from amounts previously reported to reflect the Company’s new reportable segments. Accordingly, there has been no change in the Company’s consolidated statements of operations and consolidated balance sheets previously reported in total for the Company.

See Note 2, “Business Segment Information,” of Notes to Condensed Consolidated Financial Statements, for further discussion on the Company’s new reportable segments.

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

Cash Dividends

On February 16, 2007, the Company’s Board of Directors increased the Company’s quarterly cash dividend by 33% to $0.20 per common share, declaring a quarterly cash dividend that was paid on the pre-split shares of the Company’s common stock on March 16, 2007 to stockholders of record at the close of business on March 2, 2007.

On April 12, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per common share on the Company’s common stock payable on June 15, 2007 to stockholders of record at the close of business on June 1, 2007.

The Company used cash of $32.3 million to pay the March and June 2007 quarterly cash dividends. These payments were reflected as reductions to retained earnings in the Company’s condensed consolidated balance sheet for the first six months of 2007.

Highlights

Highlights for the Company’s second quarter and first six months of 2007 compared with the corresponding 2006 periods were (dollars in millions):

	Second Quarter of		% Increase	First Six Months of		% Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Net sales:
U.S.	$527.9	$519.1	2%	$1,037.2	$1,010.4	3%
As a % of total net sales	46.1%	48.0%		46.3%	48.1%
International	617.5	562.8	10%	1,202.9	1,090.6	10%
As a % of total net sales	53.9%	52.0%		53.7%	51.9%
Total net sales	$1,145.4	$1,081.9	6%	$2,240.1	$2,101.0	7%
Gross profit	$323.3	$307.3	5%	$637.5	$590.9	8%
As a % of total net sales	28.2%	28.4%		28.5%	28.1%
Marketing, administrative and development expenses	189.0	176.4	7%	366.9	343.7	7%
As a % of total net sales	16.5%	16.3%		16.4%	16.4%
Restructuring charges	0.2	12.0	(98)%	0.6	12.3	(95)%
Operating profit	$134.1	$118.9	13%	$270.0	$234.9	15%
As a % of total net sales	11.7%	11.0%		12.1%	11.2%

The Company’s net sales in Latin America grew at double-digit rates within both the Food Packaging and Protective Packaging segments in the second quarter of 2007, compared with the second quarter of 2006. The Company’s net sales in the Asia-Pacific region grew at double digit rates within the both the Food Solutions segment and the Protective Packaging segment in the second quarter of 2007, compared with the second quarter of 2006. These two regions contributed $35.9 million of the total net sales increase of $63.5 million in the second quarter of 2007, compared with the second quarter of 2006. The Food Packaging segment demonstrated improved operating performance as the Company leveraged steady volume growth in the quarter. The Food Solutions segment operating performance declined despite steady volume growth primarily due to an increase in operating expenses, including expenses related to new product development.

The Company’s net sales in the Latin American and Asia-Pacific region grew at double-digit rates within all three segments in the first six months of 2007, compared with the first six months of 2006. These two regions contributed $68.1 million of the total net sales increase of $139.1 million in the first six months of 2007, compared with the first six months of 2006. The Food Packaging segment demonstrated improved operating performance as the Company leveraged steady volume growth in the first six months of 2007. The Food Solutions segment operating performance declined in the first six months of 2007, despite steady volume growth primarily due to an increase in operating expenses, including expenses related to new product development.

See below for further details about the changes in net sales by business segment and other and geographic region and operating profit by business segment and other.

Net Sales

Net sales for the second quarter of 2007 increased 6% to $1,145.4 million compared with $1,081.9 million in same period of 2006. The components of the increase in net sales for the second quarter of 2007 as compared to the second quarter of 2006 were as follows (dollars in millions):

	Food		Food		Protective				Total
	Packaging		Solutions		Packaging		Other		Company
Volume-Units	3.1%	$13.3	3.1%	$6.7	(0.3)%	$(1.3)	5.1%	$3.8	2.1%	$22.5
Volume-Acquired businesses, net of dispositions	—	—	1.5	3.2	(1.5)	(5.4)	(7.1)	(5.3)	(0.7)	(7.5)
Price/Mix	1.1	4.7	1.5	3.3	0.9	3.5	(2.1)	(1.7)	0.9	9.8
Foreign currency translation	3.3	14.4	4.8	10.2	2.8	10.1	5.3	4.0	3.6	38.7
Total	7.5%	$32.4	10.9%	$23.4	1.9%	$6.9	1.2%	$0.8	5.9%	$63.5

Foreign currency translation had a favorable impact on net sales of $38.7 million in the second quarter of 2007. Excluding the favorable effect of foreign currency translation, net sales would have increased 2% compared with the second quarter of 2006. The strengthening of foreign currencies in Europe and in the Asia-Pacific region against the U.S. dollar contributed $35.5 million of the favorable foreign currency translation impact on net sales in the second quarter of 2007 compared with the second quarter of 2006.

Net sales for the first six months of 2007 increased 7% to $2,240.1 million compared with $2,101.0 million in the first six months of 2006. The components of the increase in net sales for the first six months of 2007 as compared to the first six months of 2006 were as follows (dollars in millions):

	Food		Food		Protective				Total
	Packaging		Solutions		Packaging		Other		Company
Volume-Units	3.3%	$27.6	3.7%	$15.3	(0.2)%	$(1.6)	6.3%	$8.2	2.4%	$49.5
Volume-Acquired businesses, net of dispositions	—	—	1.4	5.6	(0.8)	(5.5)	0.3	0.4	—	0.5
Price/Mix	1.2	9.9	1.1	4.4	0.9	6.2	1.0	1.2	1.0	21.7
Foreign currency translation	2.7	23.0	4.4	18.1	2.7	19.6	5.1	6.7	3.2	67.4
Total	7.2%	$60.5	10.6%	$43.4	2.6%	$18.7	12.7%	$16.5	6.6%	$139.1

Foreign currency translation had a favorable impact on net sales of $67.4 million in the first six months of 2007. Excluding the favorable effect of foreign currency translation, net sales would have increased 3% compared with the first six months of 2006. The strengthening of foreign currencies in

Europe and in the Asia-Pacific region against the U.S. dollar contributed $63.0 million of the favorable foreign currency translation impact on net sales in the first six months of 2007 compared with the first six months of 2006.

Net Sales by Business Segment and Other

The following table shows the Company’s net sales by business segment and other (dollars in millions):

	Second Quarter of		% Increase	First Six Months of		% Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Net sales:
Food Packaging	$462.6	$430.2	7.5%	$899.8	$839.3	7.2%
As a % of total net sales	40.4%	39.8%		40.2%	39.9%
Food Solutions	237.7	214.3	10.9	452.4	409.0	10.6
As a % of total net sales	20.8%	19.8%		20.2%	19.5%
Protective Packaging	370.3	363.4	1.9	741.0	722.3	2.6
As a % of total net sales	32.3%	33.6%		33.1%	34.4%
Other	74.8	74.0	1.2	146.9	130.4	12.7
As a % of total net sales	6.5%	6.8%		6.5%	6.2%
Total	$1,145.4	$1,081.9	5.9%	$2,240.1	$2,101.0	6.6%

Food Packaging Segment Net Sales

The Company’s Food Packaging segment net sales increased $32.4 million for the second quarter of 2007 compared with the second quarter of 2006. Excluding the $14.4 million favorable effect of foreign currency translation, Food Packaging segment net sales would have increased 4%, which was primarily due to:

•       an increase in unit volume in Latin America of 23%, and to a lesser extent,

•       a favorable product price/mix in Europe of 4% and in North America of 2%,

partially offset by,

•       a decrease in product price/mix in Latin America of 6%.

The increase in unit volume in Latin America was primarily due to positive trends in beef domestic production and export volumes in Brazil. The increase in product price/mix in Europe and North America was primarily due to improved sales of flexible packaging materials for fresh meat. The decrease in product price/mix in Latin America was primarily due to lower average prices.

The Company’s Food Packaging segment net sales increased $60.5 million for the first six months of 2007 compared with the first six months of 2006. Excluding the $23.0 million favorable effect of foreign currency translation, Food Packaging segment net sales would have increased 5%, which was primarily due to:

•       an increase in unit volume in Latin America of 15%, and

•       an increase in net sales in North America, which included increases in both unit volume of 2% and product price/mix of 3%.

The increase in unit volume in Latin America was primarily due to positive trends in beef domestic production and export volumes in Brazil. The increase in unit volume and product price/mix in North America was mainly due to improved sales of flexible packaging materials for fresh meat in the U.S.

Food Solutions Segment Net Sales

The Company’s Food Solutions segment net sales increased $23.4 million for the second quarter of 2007 compared with the second quarter of 2006. Excluding the $10.2 million favorable effect of foreign currency translation, Food Solutions segment net sales would have increased 6%, which was primarily due to:

•       an increase in unit volume in North America of 3% and in the Asia-Pacific region of 15%, and,

•       an increase in product price/mix in North America of 3%.

These increases in unit volume and product price/mix in North America and the increase in unit volume in the Asia-Pacific region were primarily due to increased sales of the Company’s case ready and vertical pouch packaging products.

The Company’s Food Solutions segment net sales increased $43.4 million for the first six months of 2007 compared with the first six months of 2006. Excluding the $18.1 million favorable effect of foreign currency translation, Food Solutions segment net sales would have increased 6%, which was primarily due to:

•       an increase in unit volume and product price/mix in North America of 6%, and

•       an increase in unit volume in the Asia Pacific region of 11%.

These increases were primarily due to increased sales of the Company’s case ready and vertical pouch packaging products.

Protective Packaging Segment Net Sales

The Company’s Protective Packaging segment net sales for the second quarter of 2007 increased $6.9 million compared with the second quarter of 2006. Excluding the $10.1 million favorable effect of foreign currency translation, Protective Packaging segment net sales would have decreased 1%, which was primarily due to:

•       a decrease in unit volume in Europe of 3%,

largely offset by,

•       an increase in product price/mix in Europe of 4%,

The decrease in unit volume and the increase in product price/mix in Europe were primarily due to the effects of a net increase in average selling prices. The sale of a small product line in 2007 also contributed to a decrease in net sales in the second quarter of 2007 compared with the second quarter of 2006.

The Company’s Protective Packaging segment net sales increased $18.7 million for the first six months of 2007 compared with the first six months of 2006. Excluding the $19.6 million favorable effect of foreign currency translation, Protective Packaging segment net sales would have remained relatively flat, which was primarily due to:

•       an increase in product price/mix in North America of 1% and in Europe of 2%, and

•       an increase in unit volume in the Asia-Pacific region of 11%,

partially offset by,

•       a decrease in unit volume in North America of 2% and in Europe of 2%.

The increase in product price/mix and the decrease in unit volume in North America and Europe were primarily due to the effects of a net increase in average selling prices. The increase in unit volume in the Asia-Pacific region was principally due to the continued volume growth in the region. The sale of a small product line in 2007 also contributed to a decrease in net sales in the first six months of 2007 compared with the first six months of 2006.

Other Net Sales

The Company’s Other net sales increased $0.8 million for the second quarter of 2007 compared with the second quarter of 2006. Excluding the $4.0 million favorable effect of foreign currency translation, Other net sales would have decreased 4%. Due to the acquisition of a medical applications business in January 2006 and the timing of the financial reporting integration of that business, the Company included four months of net sales of that business in the second quarter of 2006. The effect of including one extra month of operating results for the medical applications business resulted in additional net sales of approximately $5.3 million in the second quarter of 2006, which did not have a material effect on the condensed consolidated statements of operations. Also, there was no impact on the operating results for the first six months of 2007 and 2006.

Excluding the one extra month of net sales noted above and the favorable effect of foreign currency translation, Other net sales would have increased 3% in the second quarter of 2007 compared with the same period of 2006. This 3% increase was primarily due to:

•       an increase in unit volume in Europe of 9% and in Asia of 50%, principally due to an increase in medical applications products sales,

partially offset by,

•       a decrease in unit volume in North America of 17%, primarily due to lower net sales of specialty materials products including foams and composite materials, and

•       a decrease in product price/mix in Europe of 11%, principally due to a net decrease in average selling prices for medical applications products.

The Company’s Other net sales increased $16.5 million for the first six months of 2007 compared with the first six months of 2006. Excluding the $6.7 million favorable effect of foreign currency translation, Other net sales would have increased 8%, which was primarily due to:

•       an increase in unit volume in Asia of 53% and in Europe of 7%, principally due to an increase in medical applications products sales,

partially offset by,

•       a decrease in unit volume in North America of 8%, primarily due to lower net sales of specialty materials products including foams and composite materials, and

•       a decrease in product price/mix in Europe of 5%, principally due to a net decrease in average selling prices for medical applications products,

partially offset by,

•       an increase in product price/mix in North America of 10%, primarily resulting from price increases in the second half of 2006.

Net Sales by Geographic Region

The following table shows net sales by geographic region (dollars in millions).

	Second Quarter of		%	First Six Months of		%
	2007	2006	Change	2007	2006	Change
Net sales:
U.S.	$527.9	$519.1	2%	$1,037.2	$1,010.4	3%
As a % of total net sales	46.1%	48.0%		46.3%	48.1%
International	617.5	562.8	10	1,202.9	1,090.6	10
As a % of total net sales	53.9%	52.0%		53.7%	51.9%
Total	$1,145.4	$1,081.9	6%	$2,240.1	$2,101.0	7%

The components of the $63.5 million increase in net sales by geographic region for the second quarter of 2007 compared with the second quarter of 2006 were as follows (dollars in millions):

Second Quarter of 2007	U.S.		International		Total Company
Volume—Units	—%	$—	4.0%	$22.5	2.1%	$22.5
Volume—Acquired Businesses, net of dispositions	(0.6)	(3.1)	(0.8)	(4.4)	(0.7)	(7.5)
Price/Mix	2.3	11.9	(0.4)	(2.1)	0.9	9.8
Foreign Currency Translation	—	—	6.9	38.7	3.6	38.7
Total	1.7%	$8.8	9.7%	$54.7	5.9%	$63.5

See “Net Trade Sales by Business Segment and Other,” above for details of the factors that contributed to this net increase.

The components of the $139.1 million increase in net sales by geographic region for the first six months of 2007 compared with the first six months of 2006 were as follows (dollars in millions):

First Six Months of 2007	U.S.		International		Total Company
Volume—Units	0.5%	$5.3	4.1%	$44.2	2.4%	$49.5
Volume—Acquired Businesses, net of dispositions	(0.4)	(3.6)	0.4	4.1	—	0.5
Price/Mix	2.5	25.1	(0.4)	(3.4)	1.0	21.7
Foreign Currency Translation	—	—	6.2	67.4	3.2	67.4
Total	2.6%	$26.8	10.3%	$112.3	6.6%	$139.1

See “Net Trade Sales by Business Segment and Other,” above for details of the factors that contributed to this net increase.

Cost of Sales

The following table shows the Company’s cost of sales (dollars in millions):

	Second Quarter of		%	First Six Months of		%
	2007	2006	Change	2007	2006	Change
Cost of sales	$822.1	$774.6	6%	$1,602.6	$1,510.1	6%
As a % of net sales	71.7%	71.6%		71.5%	71.9%

The increase in cost of sales for the second quarter of 2007 compared with the second quarter of 2006 was primarily due to the impact of foreign currency translation of $28.3 million and $3.3 million in expenses related to the implementation of the Company’s global manufacturing strategy, which is discussed further below. Petrochemical-based raw material costs were essentially flat for the second quarter of 2007 compared with the second quarter of 2006.

The increase in cost of sales for the first six months of 2007 compared with the first six months of 2006 was primarily due to the impact of foreign currency translation of $49.4 million, $5.8 million in expenses related to the implementation of the Company’s global manufacturing strategy, which is discussed further below, partially offset by lower average petrochemical-based raw materials.

Marketing, Administrative and Development Expenses

The following table shows the Company’s marketing, administrative and development expenses (dollars in millions):

	Second Quarter of		%	First Six Months of		%
	2007	2006	Change	2007	2006	Change
Marketing, administrative and development expenses	$189.0	$176.4	7%	$366.9	$343.7	7%
As a % of net sales	16.5%	16.3%		16.4%	16.4%

The $12.6 million increase in marketing, administrative and development expenses for the second quarter of 2007 compared with the second quarter of 2006 was primarily due to the impact of foreign currency translation of $6.3 million, increased bad debt provisions of $2.4 million related to several European customers, expenses related to innovation and new product introductions of $1.6 million and investments in renewable products of $0.8 million. The Company also introduced a new North American customer service center in 2007, which resulted in $1.0 million of incremental expenses. The remainder of the increase was to support the operations of the Company, including the increase in net sales.

The $23.2 million increase in marketing, administrative and development expenses for the first six months of 2007 compared with the first six months of 2006 was primarily due to the impact of foreign currency translation of $11.3 million, increased bad debt provisions of $2.4 million related to several European customers, expenses related to innovation and new product introductions of $2.8 million and investments in renewable products of $1.3 million. The Company also introduced a new North American customer service center in 2007, which resulted in $1.2 million of incremental expenses. The remainder of the increase was to support the operations of the Company, including the increase in net sales.

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

In July 2006, the Company announced the first phase of this multi-year global manufacturing strategy. The financial scope of this phase is expected to be as follows:

	Expected Range	Incurred During 2006	Incurred During 2007	Total Incurred as of June 30, 2007
Capital expenditures	$130.0-150.0	$14.2	$26.7	$40.9
Associated costs	$90.0-100.0	$15.6	$5.8	$21.4

Capital expenditures were $15.5 million for the second quarter of 2007 and the associated costs were $3.3 million for the second quarter of 2007. The associated costs include such items as equipment relocation, facility start-up and severance. The Company expects the capital expenditures and charges for associated costs to occur through 2008, although the actual timing of these expenditures is subject to change due to a variety of factors.

The Company’s estimated savings resulting from implementing this strategy are expected to range from $55.0 to $65.0 million annually starting in 2009. A portion of these savings are expected to be realized starting in the second half of 2007.

The charges in 2007 consisted of associated costs for equipment relocations and facility start-ups, which were primarily included in cost of sales on the condensed consolidated statements of operations. These charges by business segment and other were as follows:

	Second Quarter of 2007	First Six Months of 2007
Food Packaging	$3.2	$5.6
Other	0.1	0.2
Total	$3.3	$5.8

During 2006, the Company had accrued $11.6 million in severance costs in connection with this strategy. These costs were future cash expenditures that would be incurred for one-time termination benefits. At December 31, 2006, the Company expected to eliminate 245 full-time positions of which 36 full-time positions were eliminated during 2006. During the first six months of 2007, 142 full-time positions were eliminated and the remaining 67 full-time positions are expected to be eliminated in the second half of 2007. The Company expects these severance costs will be paid out before the end of 2009. The Company expects to add approximately 120 full-time employees at other facilities as production is transferred, so the net reduction in full-time positions is expected to be 125.

The components of the restructuring charges, spending and other activity through June 30, 2007 and the accrual balance remaining at June 30, 2007 were as follows:

Employee Termination Costs
Original restructuring accrual in 2006	$11.6
Cash payments during 2006	(0.4)
Effect of changes in currency rates	(0.3)
Restructuring accrual at December 31, 2006	10.9
Cash payments during 2007	(2.0)
Effect of changes in currency rates	0.7
Restructuring accrual at June 30, 2007	$9.6

The Company expects to pay $5.7 million of the accrual balance remaining at June 30, 2007 within the next twelve months. This amount is included in other current liabilities on the Company’s condensed consolidated balance sheet at June 30, 2007. The remaining accrual of $3.9 million is expected to be paid in the second half of 2008 and in 2009 and is reflected in other liabilities on the Company’s condensed consolidated balance sheet at June 30, 2007.

Other Restructuring Activities

In the fourth quarter of 2006, the Company initiated a plan to reorganize its North American customer service organization, which had been dispersed throughout multiple locations in the U.S. and Canada. This plan started with announcing the elimination of 9 full-time positions in 2006. In the first six months of 2007, the Company announced the elimination of an additional 95 full-time positions, for a total of 104 full-time positions. All of these full-time positions are expected to be eliminated between April 2007 and September 2008. During the same period, the Company expects to fill 90 to 100 full-time positions at a new consolidated U.S.-based customer service facility and to provide enhanced service to customers in this innovative facility.

During 2006, the Company accrued severance costs of $0.6 million related to the Company’s consolidation of its Food Packaging customer service activities in Canada. During 2007, the Company accrued an additional $0.6 million of severance costs of which $0.1 million related to the Company’s Food Packaging customer service activities in the United States, $0.1 million related to the Company’s Food Solutions customer service activities in the United States and $0.4 million related to the Company’s Protective Packaging customer service activities in North America The affected employees in the U.S. are required to render service until their respective scheduled termination dates in order to receive their designated severance. As a result, the Company will accrue additional liability for severance costs ratably over the future service period.

The components of the restructuring charges, spending and other activity through June 30, 2007 and the accrual balance remaining at June 30, 2007 were as follows:

Employee Termination Costs
Original restructuring accrual in 2006	$0.6
Cash payments during 2006	—
Restructuring accrual at December 31, 2006	0.6
Additional provision in 2007	0.6
Cash payments during 2007	(0.1)
Restructuring accrual at June 30, 2007	$1.1

The Company expects to pay $0.8 million of the accrual balance remaining at June 30, 2007 within the next twelve months. This amount is included in other current liabilities on the Company’s condensed consolidated balance sheet at June 30, 2007. The Company expects to pay the remaining accrual of $0.3 million in the second half of 2008 and in 2009 and has included the accrual in other liabilities on the Company’s condensed consolidated balance sheet at June 30, 2007.

Operating Profit

The following table shows the Company’s operating profit (dollars in millions):

	Second Quarter of		%	First Six Months of		%
	2007	2006	Change	2007	2006	Change
Operating profit	$134.1	$118.9	13%	$270.0	$234.9	15%
As a % of net sales	11.7%	11.0%		12.1%	11.2%

The $15.2 million increase in operating profit in the second quarter of 2007 compared with the second quarter of 2006 was primarily due to the increase in net sales, partially offset by an increase of $12.6 million in marketing, administrative and development expenses, all of which have been discussed above.

The $35.1 million increase in operating profit in the first six months of 2007 compared with the first six months of 2006 was primarily due to the increase in net sales, lower average petrochemical-based raw material costs, partially offset by an increase of $23.2 million in marketing, administrative and development expenses, all of which have been discussed above.

Operating Profit by Business Segment and Other

Operating profit by business segment and other for the 2007 and 2006 periods was as follows (dollars in millions):

	Second Quarter of		First Six Months of
	2007	2006	2007	2006
Operating profit:
Food Packaging	$53.5	$48.0	$109.3	$92.3
As a % of Food Packaging net sales	11.6%	11.2%	12.1%	11.0%
As a % of total operating profit(1)	39.9%	36.7%	40.4%	37.3%
Food Solutions	21.8	24.0	41.2	43.3
As a % of Food Solutions net sales	9.2%	11.2%	9.1%	10.6%
As a % of total operating profit(1)	16.2%	18.3%	15.2%	17.5%
Protective Packaging	50.1	47.9	103.6	94.2
As a % of Protective Packaging net sales	13.5%	13.2%	14.0%	13.0%
As a % of total operating profit(1)	37.3%	36.6%	38.3%	38.1%
Other	8.9	11.0	16.5	17.4
As a % of Other net sales	11.9%	14.9%	11.2%	13.3%
As a % of total operating profit(1)	6.6%	8.4%	6.1%	7.1%
Total segments and other	134.3	130.9	270.6	247.2
Restructuring charges(2)	0.2	12.0	0.6	12.3
Total	$134.1	$118.9	$270.0	$234.9

(1)          Before taking into consideration restructuring charges.

(2)          The restructuring charges by business segment were as follows:

	Second Quarter of		First Six Months of
	2007	2006	2007	2006
Food Packaging	$0.1	$12.0	$0.1	$12.3
Food Solutions	—	—	0.1	—
Protective Packaging	0.1	—	0.4	—
Total	$0.2	$12.0	$0.6	$12.3

Food Packaging Segment Operating Profit

The increase in operating profit as a percentage of this segment’s net sales in the second quarter of 2007 compared with the second quarter of 2006 was primarily due to the increase in net sales partially offset by $3.2 million of expenses related to the implementation of the Company’s global manufacturing strategy discussed above.

The increase in operating profit as a percentage of this segment’s net sales in the first six months of 2007 compared with the first six months of 2006 was primarily due to the increase in net sales and lower average raw material costs, partially offset by $5.6 million of expenses related to the implementation of the Company’s global manufacturing strategy discussed above.

Food Solutions Segment Operating Profit

The decrease in operating profit as a percentage of this segment’s net sales in the second quarter of 2007 compared with the second quarter of 2006 was primarily due to an increase in marketing, administrative and development expenses including expenses related to new product development.

The decrease in operating profit as a percentage of this segment’s net sales in the first six months of 2007 compared with the first six months of 2006 was primarily due to an increase in marketing, administrative and development expenses including expenses related to new product development.

Protective Packaging Segment Operating Profit

The increase in operating profit as a percentage of this segment’s net sales in the second quarter of 2007 compared with the second quarter of 2006 was primarily due to favorable product price/mix.

The increase in operating profit as a percentage of this segment’s net sales in the first six months of 2007 compared with the first six months of 2006 was primarily due to favorable product price/mix and lower average raw material costs.

Other Operating Profit

The decrease in operating profit as a percentage of Other net sales in the second quarter of 2007 compared with the second quarter of 2006 was primarily due to an increase in marketing, administrative and development expenses, of which $0.8 million was associated with the Company’s majority ownership in Biosphere Industries LLC.

The decrease in operating profit as a percentage of Other net sales in the first six months of 2007 compared with the first six months of 2006 was primarily due to an increase in marketing, administrative and development expenses, of which $1.3 million was associated with the Company’s majority ownership in Biosphere Industries LLC.

Interest Expense

Interest expense includes the effects of the stated interest rate, interest rate swaps and the amortization of capitalized senior debt issuance costs, bond discounts and terminated treasury locks. Interest expense was $35.1 million in the second quarter of 2007 compared with $39.0 million in the second quarter of 2006. The decrease in interest expense in the second quarter of 2007 compared with 2006 was primarily due to a reduction of $3.6 million as a result of the retirement of the Company’s 5.625% euro notes in July 2006.

Interest expense was $70.8 million in the first six months of 2007 compared with $77.4 million in the first six months of 2006. The decrease in interest expense in the first six months of 2007 compared with 2006 was primarily due to a reduction of $7.1 million as a result of the retirement of the Company’s 5.625% euro notes in July 2006.

Gain on the Sale of Equity Method Investment

On February 9, 2007, the Company sold its 50 percent investment in PolyMask Corporation to its joint venture partner, 3M Company (the “PolyMask transaction”). The joint venture was formed in 1991 between the Company and 3M to produce and sell non-packaging surface protection films. Prior to the Polymask transaction, the Company accounted for this joint venture under the equity method of accounting. The Company received an aggregate cash amount of $36.0 million for the transaction and other related assets and recorded a pre-tax gain of $35.3 million ($21.3 million after-tax) in the first six months of 2007. This gain was included in gain on the sale of equity method investment on the condensed consolidated statement of operations. The Company’s proportionate share of PolyMask Corporation’s net income was $0.4 million for the first six months of 2007, $0.9 million for the second quarter of 2006 and

$1.5 million for the first six months of 2006 and was included in other income, net, in the Company’s condensed consolidated statement of operations. The Company’s investment in this joint venture was not material to the Company’s condensed consolidated financial statements.

Other Income, Net

The following table provides details of the Company’s other income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest and dividend income	$5.1	$4.9	$9.6	$9.0
Net foreign exchange transaction (losses) gains	(1.4)	(1.0)	(2.9)	(2.6)
Other, net	4.8	1.2	6.4	3.1
Other income, net	$8.5	$5.1	$13.1	$9.5

Other, net, for the three and six months ended June 30, 2007 includes a $3.7 million gain recorded as a result of the termination of forward starting interest rate swaps. See Note 8, “Derivatives and Hedging Activities,” of Notes to Condensed Consolidated Financial Statements, for futher discussion.

Income Taxes

The Company’s effective income tax rate was 31.3% for the second quarter of 2007, 32.0% for the second quarter of 2006, 18.9% for the first six months of 2007 and 32.0% for the first six months of 2006.

The Company’s income tax expense in the first six months of 2007 was reduced by the reversal of $34.4 million of tax accruals, and related interest, for contingencies that did not materialize following the completion of tax audits and the expiration of relevant statutes of limitations in the first quarter of 2007. This reversal includes multiple jurisdictions and multiple tax years up to and including the year 2000. This reversal reduced the Company’s effective income tax rate for the full year by 7.0% overall. Also, in the first six months of 2007, income tax expense was increased by $14.0 million for the tax effect on the gain related to the PolyMask transaction on February 9, 2007. This gain increased the Company’s effective income tax rate for the full year by 0.6% overall. The Company expects its full year effective income tax rate to be 25.0% including the impact of the items noted above.

For the three and six months ended June 30, 2007 the effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the reversal of the tax accruals and related interest noted above and, to a lesser extent, the lower net effective income tax rate on foreign earnings, partially offset by state income taxes.

For the three and six months ended June 30, 2006 the effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the lower net effective income tax rate on foreign earnings, partially offset by state income taxes. In addition, the 2006 effective income tax rate was lower than the statutory U.S. federal income tax rate due to the anticipated utilization of tax loss carry forwards in 2006 by some foreign subsidiaries.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits. At June 30, 2007 the Company reclassified $13.1 million of unrecognized tax benefits and related interest that were previously classified as income taxes payable before the adoption of FIN 48, which was included in other non-current liabilities on the condensed consolidated balance sheet. The Company cannot reasonably estimate the period of settlement with the respective tax authorities. See Note 10, “Income Taxes,” of Notes to Condensed Consolidated Financial Statements for additional information.

Net Earnings

As a result of the factors noted above, net earnings were $73.9 million in the second quarter of 2007 compared with $57.8 in the second quarter of 2006 and $200.9 million in the first six months of 2007 compared with $113.6 million in the first six months of 2006.

Earnings Per Common Share

Basic earnings per common share were $0.46 for the second quarter of 2007 compared with $0.36 for the second quarter of 2006. Basic earnings per common share were $1.26 for the first six months of 2007 compared with $0.70 for the first six months of 2006.

Diluted earnings per common share were $0.40 for the second quarter of 2007 compared with $0.31 for the second quarter of 2006. Diluted earnings per common share were $1.07 for the first six months of 2007 compared with $0.61 for the first six months of 2006.

In calculating diluted earnings per common share, the Company’s calculation of the diluted weighted average number of common shares for 2007 and 2006 provides for (1) the conversion of the Company’s 3% convertible senior notes due June 2033 due to the application of Emerging Issues Task Force, or EITF, Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” (2) the assumed issuance of 18 million shares of common stock reserved for the Company’s previously announced asbestos settlement referred to in Note 11, “Commitments and Contingencies,” of Notes to Condensed Consolidated Financial Statements under the caption “Asbestos Settlement and Related Costs,” (3) the exercise of dilutive stock options, net of assumed treasury stock repurchases and (4) non-vested restricted stock and non-vested restricted stock units using the treasury stock method, if their inclusion is dilutive.

See Note 13, “Earnings Per Common Share,” of Notes to Condensed Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

The information in this section sets forth material changes in and updates of material information contained in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7, of Part II, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and should be read in conjunction with that discussion. Accordingly, the discussion that follows contains:

•       an updated description of the Company’s material commitments and contingencies;

•       an updated description of the Company’s principal sources of liquidity;

•       an updated description of the Company’s outstanding indebtedness;

•       an analysis of the Company’s historical cash flows for the six months ended June 30, 2007;

•       an updated description of the Company’s derivative financial instruments; and

•       a description of changes in the Company’s shareholders’ equity for the six months ended June 30, 2007.

Material Commitments and Contingencies

Asbestos Settlement and Related Costs

The Company recorded a charge of $850.1 million in the fourth quarter of 2002, of which $512.5 million covers a cash payment that the Company is required to make upon the effectiveness of a plan of reorganization in the bankruptcy of W.R. Grace & Co. The Company did not use cash in any period with respect to this liability, and the Company cannot predict when it will be required to make this payment. The Company currently expects to fund this payment by using a combination of accumulated cash, future cash flows from operations and funds available under its $500.0 million senior unsecured multi-currency credit facility or its accounts receivable securitization program, both described below, or a combination of these alternatives. The cash payment of $512.5 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. The Company has recorded this accrued interest in other current liabilities in its condensed consolidated balance sheets, and these amounts were $141.0 million at June 30, 2007 and $123.5 million at December 31, 2006.

The information set forth in Item 1, of Part I of this Quarterly Report on Form 10-Q in Note 11, “Commitments and Contingencies,” of Notes to Condensed Consolidated Financial Statements under the caption “Asbestos Settlement and Related Costs,” is incorporated herein by reference.

Cryovac Transaction; Contingencies Related to the Cryovac Transaction

The information set forth in Item 1, of Part I of this Quarterly Report on Form 10-Q in Note 11, “Commitments and Contingencies,” of Notes to Condensed Consolidated Financial Statements under the caption “Cryovac Transaction; Contingencies Related to the Cryovac Transaction,” is incorporated herein by reference.

Compliance Matters

The information set forth in Item 1, of Part I of this Quarterly Report on Form 10-Q in Note 11, “Commitments and Contingencies,” of Notes to Condensed Consolidated Financial Statements under the caption “Compliance Matters,” is incorporated herein by reference.

Principal Sources of Liquidity

The Company’s principal sources of liquidity are accumulated cash and short-term investments, cash flows from operations and amounts available under its existing lines of credit described below, including the credit facility and the ANZ facility, and its accounts receivable securitization program.

Cash and Cash Equivalents and Short-Term Investments-Available-for-Sale Securities

The following table summarizes the Company’s accumulated cash and cash equivalents and short-term investments (dollars in millions):

	June 30, 2007	December 31, 2006	% Increase (Decrease)
Cash and cash equivalents	$379.2	$373.1	1.6%
Short-term investments-available-for-sale securities(1)	39.7	33.9	17.1
Total	$418.9	$407.0	2.9%

(1)          See Note 3, “Short-Term Investments-Available-for-Sales Securities,” of Notes to Condensed Consolidated Financial Statements, which describes these short-term investments.

Cash Flows from Operations

The Company expects that it will continue to generate significant cash flows from operations. See “Analysis of Historical Cash Flows,” below.

Lines of Credit

The following table summarizes the Company’s available lines of credit and committed and uncommitted lines of credit, including the credit lines discussed below, at June 30, 2007 and December 31, 2006 (in millions):

	June 30, 2007	December 31, 2006
Used lines of credit	$43.4	$30.4
Unused lined of credit	818.5	810.6
Total available lines of credit	$861.9	$841.0
Available lines of credit—committed	$643.8	$632.9
Available lines of credit—uncommitted	218.1	208.1
Total available lines of credit	$861.9	$841.0

The Company’s principal credit lines were all committed and consisted of the credit facility and the ANZ facility. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

Revolving Credit Facilities

The Credit Facility—The Company has not borrowed under its $500.0 million unsecured multi-currency revolving credit facility since its inception in July 2005. In June 2007, the Company extended the maturity of this facility through July 2012 for a commitment amount of $500.0 million. This extension was effective July 26 2007.

ANZ Facility—The Company has a 170.0 million Australian dollar, dual-currency revolving credit facility, known as the ANZ facility, equivalent to U.S. $143.8 million at June 30, 2007, due March 2010. The Company did not borrow under the ANZ facility during the first six months of 2007.

See Note 7, “Debt and Credit Facilities,” of Notes to Condensed Consolidated Financial Statements, for further discussion.

Accounts Receivable Securitization Program

The Company’s $125.0 million receivables program has an expiration date of December 7, 2007. The receivables program contains financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these covenants at June 30, 2007.

The Company’s receivables funding subsidiary did not sell any receivables interests under the receivables program during the second quarter of 2007, and therefore the Company did not remove any related amounts from the consolidated assets reflected on the Company’s condensed consolidated balance sheet at June 30, 2007.

See Note 4, “Accounts Receivable Securitization Program,” of Notes to Condensed Consolidated Financial Statements for additional information concerning this program.

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

Outstanding Indebtedness

The Company’s total debt outstanding consisted of the amounts set forth on the following table (dollars in millions):

	June 30, 2007	December 31, 2006
Short-term borrowings	$33.4	$20.2
Current portion of long-term debt	299.5	5.5
Total current debt	332.9	25.7
Total long-term debt, less current portion	1,533.4	1,826.6
Total debt	$1,866.3	$1,852.3

The Company’s current portion of long-term debt increased due to the reclassification of the 5.375% senior notes with a face value of $300.0 million as a current liability since the senior notes mature in April 2008. Included in the Company’s long-term debt is approximately $1,505.7 million of senior notes with various maturities. See Note 7, “Debt and Credit Facilities,” of Notes to Condensed Consolidated Financial Statements for additional information on the Company’s debt.

Analysis of Historical Cash Flows

The following table summarizes the Company’s changes in cash flows for the first six months of 2007 and 2006 (dollars in millions):

	June 30, 2007	June 30, 2006	% Increase (Decrease)
Net cash provided by operating activities	$130.9	$191.2	(32)%
Net cash used in investing activities	(91.6)	(111.0)	(17)
Net cash used in financing activities	(26.0)	(24.3)	7

Net Cash Provided by Operating Activities

The $60.3 million decrease in cash provided from operating activities was primarily due to the following factors:

•       a decrease in cash generated from receivables, net, of $28.0 million primarily due to the increase in net sales and to a lesser extent an increase in days-sales-outstanding. The decrease in cash generated from receivables was also due to an increase of $11.3 million for value-added-tax receivables related to the Company’s international business;

•       an increase in cash used for inventory of $28.3 million primarily due to higher inventory levels to support international sales growth;

•       an increase in cash used for income tax payments due to the payment of income taxes in the first six months of 2007 of $105.1 million compared with $61.8 million in 2006, including the impact of the PolyMask transaction;

partially offset by;

•       an increase in net earnings adjusted for non-cash activity of $51.7 million.

Net Cash Used in Investing Activities

The $19.4 million decrease in cash used for investing activities was primarily due to the following:

•       $36.0 million of cash received in 2007 for the PolyMask transaction;

•       a reduction in cash used for businesses acquired in 2007 of $33.5 million. In 2006 the Company used $41.2 million of cash to acquire Nelipak Holdings B.V. compared with $7.7 million used in 2007, which was primarily used to acquire Pack-Tiger GmbH in January 2007;

partially offset by;

•       an increase of $42.2 million in capital expenditures. Capital expenditures were $110.4 million in 2007 and $68.2 million in 2006.

The Company expects to continue to invest capital as it deems appropriate to expand its business, to replace depreciating property, plant and equipment, to acquire new manufacturing technology and to improve productivity. Taking into account capital expenditures in 2007 of $60.0 to $80.0 million on the Company’s global manufacturing strategy, the Company expects total capital expenditures in 2007 to be at the upper end of the range of $175.0 million to $200.0 million. This projection is based upon the Company’s capital expenditure budget for 2007, the status of approved but not yet completed capital projects, anticipated future projects including the implementation of the Company’s global manufacturing strategy and historic spending trends.

Net Cash Used in Financing Activities

The $1.7 million increase in cash used for financing activities was primarily due to the following:

•       net debt proceeds in 2007 of $10.3 compared with $5.2 million in 2006. The net debt proceeds in 2007 includes net proceeds from short-term borrowings of $13.0 million, partially offset by the payment of $2.7 million of long-term debt. The net debt proceeds in 2006 includes proceeds from long-term debt of $21.3 million, partially offset by the payment of $8.0 million of the debt assumed in the Nelipak Holdings B.V. acquisition and the net payment of $6.1 million of short-term borrowings.

partially offset by;

•       higher cash payments for dividends on the Company’s common stock of $7.9 million in 2007 compared with 2006, primarily due to the increase in the cash dividend per common share in 2007 as discussed above. The Company used cash of $32.3 million in 2007 to pay its quarterly cash dividends compared with $24.4 million in 2006.

Repurchases of Capital Stock

During the first six months of 2007, the Company repurchased 140,400 shares of its common stock, par value $0.10 per share, in open market purchases at a cost of $4.5 million. The average price per share of these common stock repurchases was $32.04. During the first six months of 2006, the Company repurchased 255,600 shares of its common stock, par value $0.10, in open market purchases at a cost of $6.7 million. The average price per share of these common stock repurchases was $26.03. The 2006 repurchases have been effected for the two-for-one stock split in 2007.

Share repurchases are made under a program previously adopted by the Company’s Board of Directors. The share repurchase program authorized the repurchase of up to 33,954,294 shares (as effected for the two-for-one stock split) of common stock, which included the Series A convertible preferred stock on an as-converted basis prior to its redemption. As of June 30, 2007, the Company had repurchased 30,893,542 shares (as effected for the two-for-one stock split) of common stock and preferred stock on an as-converted basis, and the remaining repurchase authorization covered 3,060,752 shares (as effected for the two-for-one stock split) of common stock. The Company may from time to time continue to repurchase its common stock.

Changes in Working Capital

At June 30, 2007, working capital (current assets less current liabilities) was $211.3 million compared with $350.6 million at December 31, 2006. The $139.3 million, or 39.7%, decrease in the Company’s working capital during the first six months of 2007 resulted primarily from the following changes:

•       an increase in short-term borrowings of $13.2 million; and

•       the reclassification of the outstanding balance of the 5.375% senior notes with a face value of $300.0 million as a current liability due to the senior notes maturing in April 2008;

partially offset by;

•       an increase of $11.9 million in cash and cash equivalents and short-term investments due to cash flow generated from operations;

•       an increase in receivables, net, of $26.8 million primarily due to the increase in net sales and to a lesser extent an increase in days-sales-outstanding and an increase due to foreign currency translation of $15.1 million;

•       an increase in inventory of $63.2 million primarily due to higher inventory levels to support international sales growth and an increase due to foreign currency translation of $11.3 million; and

•       a decrease in income taxes payable of $78.0 million principally due to the following factors:

•        the reversal of $34.4 million of tax accruals, and related interest, for contingencies that did not materialize due to outcomes of tax audits and the expiration of relevant statutes of limitations;

•        income tax payments in 2007 of $105.1 million; and

•        $21.8 million from the reclassification of income taxes payable to non-current liabilities in connection with the required adoption of FASB Interpretation of No. 48, “Accounting for Uncertainty in Income Taxes.” See Note 10, “Income Taxes,” of Notes to Condensed Consolidated Financial Statements for further information.

The decrease in income taxes payable was partially offset by income tax expense of $46.7 million on 2007 earnings including the impact of the PolyMask transaction.

Current and Quick Ratios

The ratio of current assets to current liabilities, known as the current ratio, was 1.1 at June 30, 2007 and 1.2 at December 31, 2006. The ratio of current assets less inventory to current liabilities, known as the quick ratio, was 0.8 at June 30, 2007 and 0.9 at December 31, 2006.

Derivative Financial Instruments

Interest Rate Swaps

The information set forth in Item 1, of Part I, of this Quarterly Report on Form 10-Q in Note 8, “Derivatives and Hedging Activities,” of Notes to Condensed Consolidated Financial Statements under the caption “Interest Rate Swaps,” is incorporated herein by reference.

Foreign Currency Forward Contracts

At June 30, 2007, the Company was party to foreign currency forward contracts, which did not have a significant impact on the Company’s liquidity.

The information set forth in Item 1, of Part I, of this Quarterly Report on Form 10-Q in Note 8, “Derivatives and Hedging Activities,” of Notes to Condensed Consolidated Financial Statements under the caption “Foreign Currency Forward Contracts,” is incorporated herein by reference.

For further discussion about these contracts and other financial instruments, see Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

Shareholders’ Equity

The Company’s shareholders’ equity was $1,863.3 million at June 30, 2007 and $1,654.8 million at December 31, 2006.

Shareholders’ equity increased in the first six months of 2007 primarily due to the following:

•       net earnings of $200.9 million; and

•       a reduction in foreign currency translation adjustment of $34.1 million;

partially offset by;

•       dividends paid on common stock of $32.3 million.

Recently Issued Accounting Standards

The Company is subject to recently issued statements of financial accounting standards, accounting guidance and disclosure requirements. Note 16, “New Accounting Pronouncements,” of Notes to Condensed Consolidated Financial Statements, which is contained in Item 1, of Part I of this Quarterly Report on Form 10-Q, describes these new accounting pronouncements and is incorporated herein by reference.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which are prepared in accordance with U.S. GAAP. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.

Estimates and assumptions are evaluated on an ongoing basis and are based on all available evidence, including historical experience and other factors believed to be reasonable under the circumstances. To derive these estimates and assumptions, management draws from those available sources that can best contribute to its efforts. These sources include the Company’s officers and other employees, outside consultants and legal counsel, experts and actuaries. In addition, the Company uses internally generated reports and statistics, such as aging of accounts receivable, as well as outside sources such as government statistics, industry reports and third-party research studies. The results of these estimates and assumptions may form the basis of the carrying value of assets and liabilities and may not be readily apparent from other sources. Actual results may differ from estimates under conditions and circumstances different from those assumed, and any such differences may be material to the Company’s consolidated financial statements.

The Company believes the following accounting policies are critical to its business operations and the understanding of its consolidated results of operations and affect the more significant judgments and estimates used in the preparation of its consolidated financial statements. The critical accounting policies discussed below should be read together with the Company’s significant accounting policies set forth in

Item 8, of Part II of the Company’s Form 10-K for the fiscal year ended December 31, 2006 in Note 2, “Summary of Significant Accounting Policies,” of Notes to Consolidated Financial Statements.

Accounts Receivable and Allowance for Doubtful Accounts—In the normal course of business, the Company extends credit to its customers if they satisfy pre-defined credit criteria. The Company maintains an accounts receivable allowance for estimated losses resulting from the failure of its customers to make required payments. An additional allowance may be required if the financial condition of the Company’s customers deteriorates. The allowance for doubtful accounts is maintained at a level that management assesses to be appropriate to absorb estimated losses in the accounts receivable portfolio. The allowance for doubtful accounts is reviewed quarterly, and changes to the allowance are made through the provision for bad debts, which is included in marketing, administrative and development expenses in the Company’s condensed consolidated statements of operations. These changes may reflect changes in economic, business and market conditions. The allowance is increased by the provision for bad debts and decreased by the amount of charge-offs, net of recoveries.

The provision for bad debts charged against operating results is based on several factors including, but not limited to, a regular assessment of the collectibility of specific customer balances, the length of time a receivable is past due and the Company’s historical experience with customers. In circumstances where a specific customer’s inability to meet its financial obligations is known, the Company records a specific provision for bad debt against amounts due thereby reducing the receivable to the amount the Company reasonably assesses will be collected. If circumstances change, such as higher than expected defaults or an unexpected material adverse change in a major customer’s ability to pay, the Company’s estimates of recoverability could be reduced by a material amount.

Commitments and Contingencies—Litigation—On an ongoing basis, the Company assesses the potential liabilities and costs related to any lawsuits or claims brought against it. The Company accrues a liability when it believes a loss is probable and the amount of loss can be reasonably estimated. Litigation proceedings are evaluated on a case-by-case basis considering the available information, including that received from legal counsel, to assess potential outcomes. While it is typically very difficult to determine the timing and ultimate outcome of these actions, the Company uses its best judgment to determine if it is probable that it will incur an expense related to the settlement or final adjudication of these matters and whether a reasonable estimation of the probable loss, if any, can be made. In assessing probable losses, the Company considers insurance recoveries, if any. The Company expenses legal costs, including those legal costs expected to be incurred in connection with a loss contingency, as incurred. The Company has in the past adjusted existing accruals as proceedings have continued, been settled or otherwise provided further information on which the Company could review the likelihood of outflows of resources and their measurability, and the Company expects to do so in future periods. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recovery, it is possible that disputed matters may be resolved for amounts materially different from any provisions or disclosures that the Company has previously made.

Impairment of Long-Lived Assets—The determination of the value of long-lived assets requires management to make assumptions and estimates that affect the Company’s consolidated financial statements. The Company periodically reviews long-lived assets, other than goodwill, for impairment whenever there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Goodwill, in accordance with SFAS No. 142, is reviewed for possible impairment at least annually during the fourth quarter of each fiscal year. A review of goodwill may be initiated prior to conducting the annual analysis if there is evidence that events or changes in circumstances indicate that the carrying value of goodwill may be impaired. Assumptions and estimates used in the determination of impairment losses, such as future cash flows, which are based on operational performance, market conditions, and other factors, and disposition costs, may affect the carrying value of long-lived assets and possible impairment expense in the Company’s consolidated financial statements. If assumptions and estimates change in the future, the Company may be required to record an impairment charge.

Self-Insurance—The Company retains the obligation for specified claims and losses related to property, casualty, workers’ compensation and employee benefit claims. The Company accrues for outstanding reported claims and claims that have been incurred but not reported based upon management’s estimates of the aggregate liability for retained losses using historical experience, insurance company estimates and the estimated trends in claim values. The Company’s estimates include management’s and independent insurance companies’ assumptions regarding economic conditions, the frequency and severity of claims and claim development patterns and settlement practices. These estimates and assumptions are monitored and evaluated on a periodic basis by management and are adjusted when warranted by changing circumstances. Although management believes it has the ability to adequately project and record estimated claim payments, actual results could differ significantly from the recorded liabilities.

Pensions—The Company maintains a non-contributory profit sharing plan and a contributory thrift and retirement savings plan in which most U.S. employees of the Company are eligible to participate. For a limited number of its U.S. employees and for some of its international employees, the Company maintains defined benefit pension plans. The Company accounts for these pension plans in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Under this accounting standard, the Company makes assumptions regarding the valuation of projected benefit obligations and the performance of plan assets.

The projected benefit obligation and the net periodic benefit cost are based on third-party actuarial assumptions and estimates that are reviewed by management on an annual basis. The principal assumptions concern the discount rate used to measure the projected benefit obligation, the expected future rate of return on plan assets and the expected rate of future compensation increases. The Company revises these assumptions based on an annual evaluation of long-term trends and market conditions that may have an impact on the cost of providing retirement benefits. In determining the discount rate, the Company utilizes market conditions and other data sources management considers reasonable based upon the profile of the remaining service life of eligible employees. The expected long-term rate of return on plan assets is determined by taking into consideration the weighted-average expected return on the Company’s asset allocation, actuarial asset return data, historical return data, and the current economic environment. The Company believes these considerations provide the basis for reasonable assumptions of the expected long-term rate of return on plan assets. The rate of compensation increase is based on the Company’s long-term plans for such increases. The measurement date used to determine the benefit obligation and plan assets is December 31. At December 31, 2006, the projected benefit obligation for U.S. pension plans was $43.2 million and the net periodic benefit cost for the year ended December 31, 2006 was $2.3 million. At December 31, 2006, the projected benefit obligation for international pension plans was $283.0 million and the net periodic benefit cost for the year ended December 31, 2006 was $13.5 million.

In general, material changes to the principal assumptions could have a material impact on the costs and liabilities recorded under SFAS No. 158. A 25 basis point change in the assumed discount rate and a 100 basis point change in the expected long-term rate of return on plan assets would result in the following increases (decreases) on the projected benefit obligation and the net periodic benefit cost as of and for the year ended December 31, 2006 (in millions).

	25 Basis Point Increase	25 Basis Point Decrease
United States
Discount Rate
Effect on projected benefit obligation	$(1.6)	$1.6
Effect on net periodic benefit cost	(0.2)	0.2

	100 Basis Point Increase	100 Basis Point Decrease
Return on Assets
Effect on net periodic benefit cost	$(0.3)	$0.3

	25 Basis Point Increase	25 Basis Point Decrease
International
Discount Rate
Effect on projected benefit obligation	$(6.6)	$7.3
Effect on net periodic benefit cost	(1.0)	1.0

	100 Basis Point Increase	100 Basis Point Decrease
Return on Assets
Effect on net periodic benefit cost	$(2.0)	$2.0

Income Taxes—Estimates and judgments are required in the calculation of tax liabilities and in the determination of the recoverability of deferred tax assets. The Company’s deferred tax assets arise from net deductible temporary differences and tax benefit carry forwards. The Company evaluates whether its taxable earnings during the periods when the temporary differences giving rise to deferred tax assets become deductible or when tax benefit carry forwards may be utilized should be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration dates of tax benefit carry forwards or the projected taxable earnings indicate that realization is not likely, the Company provides a valuation allowance.

In assessing the need for a valuation allowance, the Company estimates future taxable earnings, with consideration for the feasibility of ongoing tax planning strategies and the realizability of tax benefit carry forwards and past operating results, to determine which deferred tax assets are more likely than not to be realized in the future. Changes to tax laws, statutory tax rates and future taxable earnings can have an impact on valuation allowances related to deferred tax assets. In the event that actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance which could have a material impact on the Company’s consolidated financial statements.

In calculating its worldwide provision for income taxes, the Company also evaluates its tax positions for years where the statutes of limitations have not expired. Based on this review, the Company may establish reserves for additional taxes and interest that could be assessed upon examination by relevant tax authorities. The Company adjusts these reserves in light of changing facts and circumstances, including the results of tax audits and changes in tax law. If the payment of additional taxes and interest ultimately proves unnecessary, the reversal of the reserves would result in tax benefits being recognized in the period when the Company determines the reserves are no longer necessary. If an estimate of tax reserves proves to be less than the ultimate assessment, a further charge to income tax expense would result. These adjustments to reserves and related expenses could materially affect the Company’s condensed consolidated financial statements.

Non GAAP Information

The Company’s management from time to time presents information that does not conform to U.S. Generally Accepted Accounting Principles, including changes in net sales excluding the effects of foreign currency translation. The Company’s management uses changes in net sales excluding the effects of foreign currency translation and certain sales related to an acquisition to measure the performance of the Company’s operations and to aid in the comparison of results. Thus, management believes that this information may be useful to investors. Such measures are also among the criteria upon which performance-based compensation may be determined.

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

The Company’s interest rate swaps are described in Note 8, “Derivatives and Hedging Activities,” of Notes to Condensed Consolidated Financial Statements, which is contained in Part I, Item 1 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Derivative Financial Instruments—Interest Rate Swaps” contained in Part I, Item 2 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

At June 30, 2007, the Company had no collars or options outstanding.

The carrying value of the Company’s total debt, which includes the impact of outstanding interest rate swaps, was $1,866.3 million at June 30, 2007 and $1,852.3 million at December 31, 2006. The Company’s fixed rate debt, including the impact of interest rate swaps, was $1,527.1 million at June 30, 2007 and $1,529.6 million at December 31, 2006. The fair value of the Company’s fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s total debt, including the impact of outstanding interest rate swaps, was $1,855.3 million at June 30, 2007 compared with $1,886.7 million at December 31, 2006. A hypothetical 10% decrease in interest rates would result in an increase of $79.2 million in the fair value of the total debt balance at June 30, 2007. These changes in the fair value of the Company’s fixed rate debt do not alter the Company’s obligations to repay the outstanding principal amount of such debt.

Foreign Exchange Rates

The Company uses foreign currency forward contracts to fix the amount payable on transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at June 30, 2007 would have caused the Company to pay approximately $20.1 million to terminate these contracts.

The Company’s foreign currency forward contracts are described in Note 8, “Derivatives and Hedging Activities,” of Notes to Condensed Consolidated Financial Statements, which is contained in Part I, Item 1 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Derivative Financial Instruments—Foreign Currency Forward Contracts,” contained in Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                        Legal Proceedings.

The information set forth in Item 1, of Part I of this Quarterly Report on Form 10-Q in Note 11, “Commitments and Contingencies,” of Notes to Condensed Consolidated Financial Statements under the captions “Asbestos Settlement and Related Costs,” “Cryovac Transaction; Contingencies Related to the Cryovac Transaction,” and “Compliance Matters” is incorporated herein by reference. See also Part I, Item 3, “Legal Proceedings,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and Part II, Item 1, “Legal Proceedings,” of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 as well as the information incorporated by reference in those items.

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

Cautionary Statement Regarding Forward-Looking Statements

The SEC encourages companies to disclose forward-looking statements so that investors can better understand a company’s future prospects and make informed investment decisions. Some of the statements made by the Company in this report, in documents incorporated by reference into this report, and in the Company’s future oral and written statements may be forward-looking. These statements reflect the Company’s beliefs and expectations as to future events and trends affecting the Company’s business, its consolidated financial condition and results of operations. These forward-looking statements are based upon the Company’s current expectations concerning future events and discuss, among other things, anticipated future performance and future business plans. Forward-looking statements are identified by such words and phrases as “anticipates,” “believes,” “could be,” “estimates,” “expects,” “intends,” “plans to,” “will,” and similar expressions. Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside the Company’s control, which could cause actual results to differ materially from these statements.

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

•       the costs and success of the Company’s growth, profitability and global manufacturing strategies, including the savings obtained from the execution of these strategies;

•       the Company’s reliance on distributions or advances from its subsidiaries;

•       the volatility of the Company’s common stock price, potential volume sales and the concentration of voting power in large holdings;

•       legal and environmental proceedings, claims and matters involving the Company;

•       factors affecting the customers, industries and markets that use the Company’s packaging materials and systems, including trends affecting demand for particular types of packaging;

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

(c)   Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of the Company’s common stock, par value $0.10 per share, that the Company repurchased in each month of the quarter ended June 30, 2007, the average price paid per share and the maximum number of shares that may yet be purchased under the Company’s publicly announced plans or programs.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Balance as of March 31, 2007				3,201,152
April 1, 2007 through April 30, 2007	18,809	(1)	—	3,201,152
May 1, 2007 through May 31, 2007	71,300	$32.96	64,800	3,136,352
June 1, 2007 through June 30, 2007	75,600	31.25	75,600	3,060,752
Total	165,709	$32.04	140,400	3,060,752

(1)          The Company purchased all shares during the quarter ended June 30, 2007 pursuant to its publicly announced program (described below and under the caption, “Repurchases of Capital Stock,” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Part I, Item 2 of this quarterly report on Form 10-Q), except for (a) 18,809 shares withheld in April 2007 from awards under the Company’s 1998 contingent stock plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having the Company withhold shares from an award under that plan, (b) 4,500 shares repurchased in May 2007 pursuant to the repurchase option provision of its 1998 contingent stock plan, and (c) 2,000 shares reacquired in May 2007 pursuant to the forfeiture provision of the Company’s 2005 contingent stock plan. The price calculations in column (b) in the table above only include shares purchased as part of its publicly announced program and do not include commissions. For shares withheld for tax withholding obligations or other legally required charges, the Company withholds shares at a price equal to their fair market value, which was $31.87 per share for the 18,809 shares mentioned above. In accordance with the repurchase option provision of its 1998 contingent stock plan, the Company repurchased the 4,500 shares mentioned above at the issue price of the shares, which was $1.00 per share. There is no similar purchase price for the 2000 shares mentioned above that were reacquired by the Company pursuant to the relevant provisions of the 2005 contingent stock plans as those shares are simply forfeited.

(2)          On June 29, 1998, the Company announced that its Board of Directors had authorized the purchase of up to five percent of the Company’s then issued and outstanding capital stock on an as-converted basis. On April 14, 2000, the Company announced that its Board of Directors had authorized the purchase of up to an additional five percent of the Company’s issued and outstanding capital stock as of March 31, 2000 on an as-converted basis. On November 3, 2000, the Company announced that its Board of Directors had authorized the purchase of up to an additional five percent of the Company’s issued and outstanding capital stock as of October 31, 2000 on an as-converted basis. At the time of these authorizations, the Company’s capital stock comprised its common stock and its Series A convertible preferred stock. Prior to its redemption in July 2003, each share of the Company’s Series A convertible preferred stock was convertible into 0.885 shares of the Company’s common stock. These authorizations compose a single program, which has no set expiration date. As of the close of business on June 30, 2007, the Company was authorized to repurchase 33,954,294 shares of the Company’s common stock under this program and it had repurchased 30,893,542 shares (including preferred shares on an as-converted basis), leaving 3,060,752 shares of common stock authorized for repurchase under the program.

Item 4.                        Submission of Matters to a Vote of Security Holders.

On May 18, 2007, the Company held its annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, the stockholders voted:

(i)            to elect the entire Board of Directors of the Company; and

(ii)        to ratify the selection of KPMG LLP as the Company’s independent auditor for the fiscal year ending December 31, 2007.

The holders of a total of 148,146,592 shares of common stock were present in person or by proxy at the Annual Meeting, representing approximately 91.82% of the voting power of the Company entitled to vote at the Annual Meeting. Each share of common stock was entitled to one vote on each matter before the meeting. The votes cast on the matters before the Annual Meeting are set forth below.

The stockholders elected each of the following nominees to the Company’s Board of Directors, comprising the entire Board of Directors, by the following votes (with no broker non-votes):

Nominees for Election to Board of Directors:	For	Against	Abstain
1. Hank Brown	146,523,787	684,044	938,761
2. Michael Chu	142,928,736	4,304,572	913,284
3. Lawrence R. Codey	146,217,805	941,606	987,181
4. T. J. Dermot Dunphy	146,136,136	1,041,211	969,245
5. Charles F. Farrell, Jr.	146,110,311	1,055,816	980,465
6. William V. Hickey	145,994,318	1,217,230	935,044
7. Jacqueline B. Kosecoff	146,585,411	627,514	933,667
8. Kenneth P. Manning	142,635,741	4,581,149	929,702
9. William J. Marino	146,606,258	622,928	917,406

The stockholders ratified the appointment of KPMG LLP as the independent auditor of the Company for the fiscal year ending December 31, 2007 by the following vote:

For	145,811,044
Against	1,467,207
Abstentions	868,341
Broker non-votes	0

Item 6.                        Exhibits.

Exhibit Number	Description
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

10.1

Revolving Credit Facility, dated as of July 26, 2005, among the Company, three of the Company’s subsidiaries, the Lenders, and Citicorp USA, Inc., as agent for the Lenders. (Exhibit 10 to the Company’s Current Report on Form 8-K, Date of Report July 28, 2005, File No. 1-12139, is incorporated herein by reference.)

10.2

Amendment to the Revolving Credit Facility, dated as of June 13, 2007, among the Company, the Lenders, and Citicorp USA, Inc., as agent for the Lenders. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report June 13, 2007, File No. 1-12139, is incorporated herein by reference.)

31.1	Certification of William V. Hickey pursuant to Rule 13a-14(a), dated August 7, 2007.
31.2	Certification of David H. Kelsey pursuant to Rule 13a-14(a), dated August 7, 2007.
32	Certification of William V. Hickey and David H. Kelsey, pursuant to 18 U.S.C. § 1350, dated August 7, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEALED AIR CORPORATION
(Registrant)
Date: August 7, 2007	By:	/s/ JEFFREY S. WARREN
Jeffrey S. Warren
Controller
(Duly Authorized Executive Officer and
Chief Accounting Officer)