Form 10-Q
period 2007-09-30
SEALED AIR CORP/DE
filed 2007-11-05
CIK 1012100

Use these links to rapidly review the document
SEALED AIR CORPORATION AND SUBSIDIARIES FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007 TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-12139

SEALED AIR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-0654331 (I.R.S. Employer Identification No.)
200 Riverfront Boulevard Elmwood Park, New Jersey (Address of principal executive offices)	07407-1033 (Zip Code)

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

        There were 161,523,314 shares of the registrant's common stock, par value $0.10 per share, issued and outstanding as of October 31, 2007

SEALED AIR CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$1,160.9	$1,081.4	$3,401.0	$3,182.4
Cost of sales	840.8	771.6	2,443.4	2,281.7

Gross profit	320.1	309.8	957.6	900.7
Marketing, administrative and development expenses	185.8	170.1	552.7	513.9
Restructuring charges (credits)	0.2	(0.1)	0.8	12.1

Operating profit	134.1	139.8	404.1	374.7
Interest expense	(35.2)	(35.5)	(106.0)	(112.9)
Gain on sale of equity method investment	—	—	35.3	—
Other income, net	6.5	7.0	19.6	16.5

Earnings before income tax expense	105.4	111.3	353.0	278.3
Income tax expense	33.0	34.1	79.7	87.5

Net earnings	$72.4	$77.2	$273.3	$190.8

Basic and diluted earnings per common share:
Basic	$0.45	$0.48	$1.71	$1.18

Diluted	$0.39	$0.41	$1.46	$1.02

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATON AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions of dollars, except share data)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$374.5	$373.1
Short-term investments—available-for-sale securities	44.7	33.9
Receivables, net of allowances for doubtful accounts of $17.5 in 2007 and 2006	792.0	721.3
Inventories	604.2	509.4
Other current assets	123.9	119.0

Total current assets	1,939.3	1,756.7

Property and equipment:
Land and improvements	49.2	35.7
Buildings	544.6	516.2
Machinery and equipment	2,125.8	2,054.2
Other property and equipment	137.8	135.9
Construction-in-progress	194.8	139.6

	3,052.2	2,881.6
Accumulated depreciation and amortization	(1,993.8)	(1,911.5)

Property and equipment, net	1,058.4	970.1
Goodwill	1,987.3	1,957.1
Other assets	365.3	337.0

Total assets	$5,350.3	$5,020.9

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions of dollars, except per data)

	September 30, 2007	December 31, 2006
Liabilities and shareholders' equity
Current liabilities:
Short-term borrowings	$33.8	$20.2
Current portion of long-term debt	302.5	5.5
Accounts payable	312.2	283.9
Asbestos settlement liability	512.5	512.5
Other current liabilities	533.4	497.8
Income taxes payable	—	86.2

Total current liabilities	1,694.4	1,406.1
Long-term debt, less current portion	1,532.8	1,826.6
Other liabilities	155.7	133.4

Total liabilities	3,382.9	3,366.1

Commitments and Contingencies (Note 11)
Shareholders' equity:
Preferred stock, $0.10 par value per share. Authorized 50,000,000 shares; no shares issued in 2007 and 2006	—	—
Common stock, $0.10 par value per share. Authorized 400,000,000 shares; issued 167,625,721 shares in 2007 and 86,488,913 shares in 2006	16.8	8.6
Common stock reserved for issuance related to asbestos settlement, $0.10 par value per share, 18,000,000 shares in 2007 and 9,000,000 in 2006	1.8	0.9
Additional paid-in capital	1,080.7	1,075.9
Retained earnings	1,197.3	972.4

	2,296.6	2,057.8

Unamortized pension costs, net of taxes	(56.1)	(60.2)
Cumulative translation adjustment	7.5	(70.7)
Unrecognized gain on derivative instruments, net of taxes	6.0	6.1

Accumulated other comprehensive loss	(42.6)	(124.8)

Cost of treasury common stock, 6,100,307 shares in 2007 and 5,823,885 shares in 2006	(286.6)	(278.2)

Total shareholders' equity	1,967.4	1,654.8

Total liabilities and shareholders' equity	$5,350.3	$5,020.9

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions of dollars)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$273.3	$190.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	123.4	125.5
Amortization of senior debt related items and other	1.9	2.2
Deferred tax provisions	(3.3)	(2.8)
Gain on sale of equity method investment	(35.3)	—
Net loss (gain) on disposals of property and equipment and other	0.3	(2.9)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Receivables, net	(30.9)	1.4
Inventories	(75.5)	(49.2)
Other current assets	(1.4)	(5.3)
Other assets	(0.6)	8.4
Accounts payable	14.6	13.5
Income taxes payable	(63.9)	(18.8)
Other current liabilities	14.8	32.0
Other liabilities	6.1	(1.0)

Net cash provided by operating activities	223.5	293.8

Cash flows from investing activities:
Capital expenditures for property and equipment	(157.8)	(110.5)
Purchases of available-for-sale securities	(388.4)	(230.3)
Sales of available-for-sale securities	377.5	189.7
Proceeds from sales of property and equipment	1.4	14.8
Businesses acquired in purchase transactions, net of cash and cash equivalents acquired	(32.7)	(52.1)
Proceeds from sale of equity method investment	36.0	—
Other investing activities	(18.3)	(6.3)

Net cash used in investing activities	(182.3)	(194.7)

Cash flows from financing activities:
Proceeds from long-term debt	1.4	22.1
Payments of long-term debt	(4.1)	(274.0)
Dividends paid on common stock	(48.4)	(36.5)
Repurchases of common stock	(6.8)	(49.7)
Proceeds from common stock option exercises	0.7	2.1
Net proceeds from (payments of) short-term borrowings	13.3	(6.6)
Payments of senior debt issuance costs	(0.2)	(0.3)

Net cash used in financing activities	(44.1)	(342.9)

Effect of exchange rate changes on cash and cash equivalents	4.3	15.2

Cash and cash equivalents:
Net change during the period	1.4	(228.6)
Balance, beginning of period	373.1	455.8

Balance, end of period	$374.5	$227.2

Supplemental Cash Flow Items:
Interest payments, net of amounts capitalized	$75.9	$91.6

Income tax payments	$149.1	$103.8

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net earnings	$72.4	$77.2	$273.3	$190.8
Other comprehensive income:
Amortization of deferred pension items, net of income tax expense of $0.6 for the three months ended September 30, 2007 and $1.7 for the nine months ended September 30, 2007	1.4	—	4.1	—
Unrecognized income (loss) on derivative instruments, net of income tax benefit of $0.02 for the three months ended September 30, 2007, $0.5 for the three months ended September 30, 2006 and $0.3 for the nine months ended September 30, 2007 and September 30, 2006	0.4	(1.0)	(0.1)	(0.6)
Foreign currency translation adjustments	44.1	20.3	78.2	44.2

Comprehensive income	$118.3	$96.5	$355.5	$234.4

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

        The Company conducts substantially all of its business through two direct wholly-owned subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US). These two subsidiaries directly and indirectly own substantially all of the assets of the business and conduct operations themselves and through subsidiaries around the globe. In the second quarter of 2007, the Company expanded and realigned its segment reporting. The Company now reports publicly in four parts, three reportable segments and an "other" category. See Note 2, "Business Segment Information," for further discussion of the Company's new segment reporting.

Basis of Consolidation

        The condensed consolidated financial statements include all the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's condensed consolidated balance sheet as of September 30, 2007 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 have been made. The results set forth in the condensed consolidated statements of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. All amounts are approximate due to rounding. Where appropriate, prior period amounts have been reclassified to conform to the current year's presentation. The principal reclassification to conform to the current year's presentation was $6.3 million from net cash provided by operating activities to net cash used in investing activities on the Company's condensed consolidated statements of cash flows for the nine months ended September 30, 2006. This reclassification had no impact on the condensed consolidated statements of operations or the condensed consolidated balance sheets and was immaterial to the Company's condensed consolidated statements of cash flows.

        The condensed consolidated financial statements were prepared following the interim reporting requirements of the Securities and Exchange Commission, or the SEC. As permitted under those rules, annual footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the condensed consolidated financial statements and accompanying notes. Actual results can differ from those estimates. See "Critical Accounting Policies and Estimates," of Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of the accounting policies that are critical to the Company's business operations and the understanding of its consolidated financial position and results of operations and the effects of the more significant judgments and estimates used in preparation of the Company's consolidated financial statements.

        The Company is responsible for the unaudited condensed consolidated financial statements and notes included in this document. As these are condensed financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and with the information contained in the Company's other publicly-available filings with the SEC.

(2)    Business Segment Information

Expanded Segment Reporting; New Structure

Introduction

        As detailed in its Current Report on Form 8-K dated July 12, 2007, the Company has expanded and realigned its segment reporting to reflect its growth strategies both in core markets and in new business opportunities. This new structure reflects the way management now makes operating decisions and manages the growth and profitability of its business. It also corresponds with management's current approach to allocating resources and assessing the performance of the Company's segments. As a result, the Company now reports business segment information as described below. The Company's business segment information is reported in accordance with the provisions of Financial Accounting Standards Board, or FASB, Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," or SFAS No. 131.

        The Company's initiatives include developing technologies and innovative products for food, protective and medical packaging applications as well as identifying new performance solutions involving specialty materials and renewable products. The Company's segment reporting reflects evolving market trends, its organizational structure and its overall business strategy, which is focused on emphasizing opportunities for profitable growth. The Company believes this new structure will provide its shareholders and the financial community with greater insight into its platform strategies and growing capabilities.

        The discussion that follows contains:

  •
  The Company's Former Reportable Segments

  •
  The Company's New Reportable Segments

  •
  Descriptions of the New Reportable Segments and Other

  •
  Discussion and Recast

The Company's Former Reportable Segments

        As indicated in Note 3, "Business Segment Information," of Notes to Consolidated Financial Statements, set forth in Item 8, of Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the Company previously operated in two reportable business segments: (1) Food Packaging and (2) Protective Packaging. The Food Packaging segment comprised primarily the Company's Cryovac® food packaging products. The Protective Packaging segment included the aggregation of the Company's protective packaging products and shrink packaging products.

The Company's New Reportable Segments

        In accordance with the provisions of SFAS No. 131, the Company now reports publicly in four parts, three reportable segments and an "other" category. The new reportable segments are:

  1.
  Food Packaging

  2.
  Food Solutions

  3.
  Protective Packaging

        The products reported in the Company's new Food Packaging and Food Solutions reportable segments were previously reported in the Company's former Food Packaging segment. The Company's new Protective Packaging reportable segment continues to include the aggregation of the Company's protective packaging products and shrink packaging products, as permitted under the provisions of SFAS No. 131.

        The "Other" category includes specialty materials, medical applications and renewable products. The Company previously included specialty materials and renewable products in both the Food Packaging and Protective Packaging segments, whereas medical applications were previously included in the Food Packaging segment.

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

        The Company's Food Solutions segment focuses on case ready packaging, ready meals, vertical pouch packaging and bag-in-box packaging. The Company's case ready offerings are utilized in the centralized packaging of various proteins, including beef, lamb, poultry, smoked and processed meats, seafood and cheese, for retail sale at the consumer level. For foodservice applications, the Company provides vertical pouch packaging and bag-in-box offerings for packaging flowable food products, including soups and sauces, salads, meats, toppings and syrups. These product offerings include film and filling systems for products utilizing hot and ambient, retort and aseptic processing methods. In the ready meals category, the Company offers the Simple Steps® package, a microwavable package designed with vacuum skin packaging technology and a unique self-venting feature. It also offers a flex-tray-flex package, which is an oven-compatible package that utilizes skin-pack technology. This segment also provides packaging solutions for produce, bakery goods and pizza. The Company also manufactures and sells absorbent pads used for food packaging, such as its Dri-Loc® absorbent pads. This segment sells related packaging systems, including vertical pouch packaging systems. The Company primarily sells the products in this reportable segment to food processors, distributors, supermarket retailers and foodservice businesses.

Protective Packaging

        This new segment includes core protective packaging technologies and solutions aimed at traditional industrial applications while increasing emphasis on consumer-oriented packaging solutions. This segment includes the aggregation of the Company's protective packaging products and shrink packaging products.

        The products in this segment are used principally for non-food packaging applications. Protective Packaging's offerings consist primarily of cushioning and surface protection products such as Bubble Wrap® cushioning and other air cellular cushioning materials; shrink and non-shrink films; polyurethane foam packaging systems sold under the Instapak® trademark; polyethylene foam sold in rolls, sheets and bags; Jiffy® mailers and bags and other protective and durable mailers and bags; paper-based protective packaging materials; suspension and retention packaging; inflatable packaging; and packaging systems. The Company primarily sells products in this segment to distributors and manufacturers in a wide variety of industries.

Other

        The new "Other" category focuses on growth into newer markets. These markets include specialty materials for non-packaging applications such as insulation and products for value-added medical applications. Additionally, this category focuses on products sourced from renewable materials.

        The specialty materials products include CelluPlank® and Cellu-Cushion® special density foams and Stratocell® laminated polyethylene foams used by fabricators and converters. Additional products include foams, films and composite materials used largely in performance component applications that are sold to manufacturers and wholesalers in a wide variety of industries. Products in this category may be used for cold-chain (temperature controlled supply chain), floor underlay and insulation. These products may also be used for transportation, construction and sporting goods products. The medical applications products include films, tubing and connectors for use in manufacturing bags and pouches for a wide variety of medical applications, as well as thermoformed packaging materials for medical devices and technical products. This category also includes products sourced from renewable materials for use in either packaging or non-packaging applications. These products are still under development, but are expected to include future products from the Biosphere venture.

Discussion and Recast

        The Company evaluates the performance of each reportable segment based on operating profit, which includes allocations for such corporate expenses as business development, customer service, finance, information services, people and performance and legal. It does not include "restructuring and other charges" or any income or loss amounts below "operating profit" on the Company's condensed consolidated statements of operations. The Company allocates depreciation expense for property and equipment to the reportable segments and the "Other" category, although property and equipment, net, is not allocated to the reportable segment assets. The accounting policies of the reportable segments and the "Other" category are consistent with those described in Note 2, "Summary of Significant Accounting Policies," of Notes to Consolidated Financial Statements, in Item 8, of Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

        Only assets that are identifiable and reviewed by the Company's chief operating decision maker by segment are allocated to the reportable segment assets. Allocated assets include trade accounts receivable, net, and finished goods inventory, net. All other assets are included in "Assets not allocated." Assets not allocated include goodwill of $1,987.3 million at September 30, 2007 and $1,957.1 million at December 31, 2006 and total property and equipment, net, of $1,058.4 million at September 30, 2007 and $970.1 million at December 31, 2006.

        In accordance with SFAS No. 131, the following segment information for the three and nine months ended September 30, 2006 has been recast from the amounts previously reported to reflect the Company's new reportable segments. Accordingly, there has been no change in the Company's September 30, 2006 condensed consolidated statements of operations and consolidated balance sheets previously reported in total for the Company.

        The following tables show net sales, depreciation and amortization, operating profit and assets by business segment and other:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales
Food Packaging	$465.7	$431.1	$1,365.5	$1,270.4
Food Solutions	242.4	217.8	694.8	626.8
Protective Packaging	371.2	366.4	1,112.2	1,088.7
Other	81.6	66.1	228.5	196.5

Total	$1,160.9	$1,081.4	$3,401.0	$3,182.4

Depreciation and amortization
Food Packaging	$19.1	$18.7	$57.6	$57.0
Food Solutions	8.6	8.1	23.9	24.6
Protective Packaging	11.0	11.9	33.2	36.4
Other	2.8	2.5	8.7	7.5

Total	$41.5	$41.2	$123.4	$125.5

Operating profit(1)
Food Packaging	$50.5	$56.2	$159.8	$148.5
Food Solutions	24.4	23.8	65.6	67.1
Protective Packaging	52.2	53.0	155.8	147.2
Other	7.2	6.7	23.7	24.0

Total segments and other	134.3	139.7	404.9	386.8
Restructuring charges (credits)(2)	0.2	(0.1)	0.8	12.1

Total	$134.1	$139.8	$404.1	$374.7

	September 30, 2007	December 31, 2006
Assets(3)
Trade receivables, net and finished goods inventory, net
Food Packaging	$486.1	$431.2
Food Solutions	220.8	187.9
Protective Packaging	342.7	321.5
Other	69.0	58.8

Total segments and other	1,118.6	999.4
Assets not allocated(3)	4,231.7	4,021.5

Total	$5,350.3	$5,020.9

(1)
Before taking into consideration restructuring charges (credits).

(2)
The restructuring charges (credits) by business segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Food Packaging	$—	$(0.1)	$0.1	$12.2
Food Solutions	—	—	0.1	—
Protective Packaging	0.2	—	0.6	(0.1)

Total	$0.2	$(0.1)	$0.8	$12.1

(3)
Only assets which are identifiable by segment and reviewed by the Company's chief operating decision maker by segment are allocated to the reportable segment assets. Allocated assets include trade accounts receivable, net, and finished goods inventory, net. All other assets are included in "Assets not allocated." Assets not allocated include goodwill of $1,987.3 million at September 30, 2007 and $1,957.1 million at December 31, 2006 and total property and equipment, net, of $1,058.4 million at September 30, 2007 and $970.1 million at December 31, 2006.

Allocation of Goodwill to Reportable Segments

        In accordance with SFAS No. 131 and because the Company's management views goodwill as a corporate asset, the Company does not allocate the goodwill balance to its reportable segments. However, in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142, the Company is required to allocate goodwill to each reporting unit in order to perform its annual impairment review of goodwill, which it does during the fourth quarter of each year.

        Due to the changes in the Company's segment reporting structure during 2007, management evaluated whether any events or circumstances existed that would more likely than not reduce the fair value of a reporting unit below its carrying amount in accordance with the provisions of SFAS No. 142. In connection with this evaluation, management reassigned goodwill to its new reporting units using a relative fair value approach and considered the assets and liabilities to be reassigned to these reporting units in accordance with the provisions of SFAS No. 142. After this evaluation was completed, management determined that there were no events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Accordingly, management concluded it was not necessary to test goodwill for impairment before the Company's next annual impairment review.

        During the fourth quarter of 2007, the Company intends to obtain a detailed determination of its fair values by reporting unit under its new segment reporting structure and perform its annual goodwill impairment review.

        The allocation of goodwill in accordance with the provisions of SFAS No. 142 and the changes in the first nine months of 2007 by the Company's new segment reporting structure were as follows:

	Balance at December 31, 2006	Goodwill Acquired	Foreign Currency Translation and Other	Balance at September 30, 2007
Food Packaging	$386.3	$—	$1.6	$387.9
Food Solutions	147.9	—	(4.4)	143.5
Protective Packaging	1,270.9	8.0	5.2	1,284.1
Other	152.0	19.5	0.3	171.8

Total	$1,957.1	$27.5	$2.7	$1,987.3

        The net increase in goodwill during 2007 was primarily due to the acquisitions of Alga Plastics Company and Pack-Tiger GmbH. See "Purchase Acquisitions," of Note 15, "Acquisitions and Divestiture," for further discussion of these acquisitions.

(3)   Short-Term Investments—Available-for-Sale Securities

        At September 30, 2007, the Company's available-for-sale securities of $44.7 million consisted of auction rate securities, including investments in debt instruments of $24.7 million with contractual maturity dates and investments in preferred stock of $20.0 million with no maturity dates. At December 31, 2006, the Company's available-for-sale securities consisted of auction rate securities, including investments in preferred stock with no maturity dates. Interest and dividend rates were generally re-set for periods of up to 90 days.

        At September 30, 2007 and December 31, 2006, the fair value of the available-for-sale securities held by the Company was approximately equal to their cost. There were no gross realized gains or losses from the sale of the available-for-sale securities in 2007 and 2006.

(4)   Accounts Receivable Securitization Program

        The Company's $125.0 million receivables program has an expiration date of December 7, 2007. The Company expects to extend the existing receivables program or replace it with a new receivables program prior to the expiration date. The receivables program contains financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these financial covenants at September 30, 2007.

        The Company's receivables funding subsidiary did not sell any receivables interests under the receivables program during the first nine months of 2007 and 2006, and neither the bank nor the issuer of commercial paper that are parties to the program held any receivables interests in such receivables as of September 30, 2007 and 2006. Therefore the Company did not remove any related amounts from the current assets reflected on its condensed consolidated balance sheet at September 30, 2007.

        The costs associated with the receivables program are included in other income, net, in the condensed consolidated statements of operations. These costs primarily relate to program and commitment fees and other associated costs and were $0.1 million for both the three months ended September 30, 2007 and 2006, $0.3 million for the nine months ended September 30, 2007 and $0.2 million for the nine months ended September 30, 2006.

(5)   Inventories

        The following table presents details of the Company's inventories:

	September 30, 2007	December 31, 2006
Inventories (at FIFO, which approximates replacement value):
Raw materials	$117.3	$108.7
Work in process	135.0	107.7
Finished goods	404.8	341.7

Subtotal	657.1	558.1
Reduction of certain inventories to LIFO basis	(52.9)	(48.7)

Total	$604.2	$509.4

        The Company determines the value of non-equipment U.S. inventories by the last-in, first-out or LIFO inventory method. The value of U.S. inventories determined by that method amounted to

$133.1 million at September 30, 2007 and $127.0 million at December 31, 2006. If the Company had used the first-in, first-out or FIFO inventory method, which approximates replacement value, for these inventories, the balances would have been $52.9 million higher at September 30, 2007 and $48.7 million higher at December 31, 2006.

(6)   Goodwill and Identifiable Intangible Assets

Goodwill

        The Company's goodwill balance at September 30, 2007 was $1,987.3 million and was $1,957.1 million at December 31, 2006. See "Allocation of Goodwill to Reportable Segments," of Note 2, "Business Segment Information," for the discussion of the Company's goodwill and the changes by segment and other.

Identifiable Intangible Assets

        The following tables summarize the Company's identifiable intangible assets with definite useful lives.

	September 30, 2007	December 31, 2006
Gross carrying value	$61.5	$53.9
Accumulated amortization	(40.0)	(37.0)

Total	$21.5	$16.9

        These identifiable intangible assets are included in other assets and their balances are considered immaterial to the Company's condensed consolidated balance sheets. Amortization expense of identifiable intangible assets was $1.8 million for the three months ended September 30, 2007 and $4.0 million for the nine months ended September 30, 2007. Amortization expense of identifiable intangible assets was $1.1 million for the three months ended September 30, 2006 and $3.2 million for the nine months ended September 30, 2006. Amortization expense of identifiable intangible assets is included in marketing, administrative and development expenses on the condensed consolidated statements of operations.

        At September 30, 2007 and December 31, 2006, there were no identifiable intangible assets other than goodwill with indefinite useful lives as defined by SFAS No. 142. Assuming no change in the gross carrying value of identifiable intangible assets from the value at September 30, 2007, the estimated future amortization expense at September 30, 2007 for the remainder of 2007 and future periods is as follows:

2007	$1.3
2008	4.3
2009	3.3
2010	2.2
2011	1.8
Thereafter	8.6

(7)   Debt and Credit Facilities

Lines of Credit

        The following table summarizes the Company's available lines of credit and committed and uncommitted lines of credit, including the credit facility and the ANZ facility, which are discussed below.

	September 30, 2007	December 31, 2006
Used lines of credit	$43.7	$30.4
Unused lines of credit	822.7	810.6

Total available lines of credit	$866.4	$841.0

Available lines of credit—committed	$648.5	$632.9
Available lines of credit—uncommitted	217.9	208.1

Total available lines of credit	$866.4	$841.0

        The Company's principal credit lines were all committed and consisted of the credit facility and the ANZ facility. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

Revolving Credit Facilities

        The Credit Facility—The Company has not borrowed under its $500.0 million unsecured multi-currency revolving credit facility since its inception in July 2005. This facility contains a provision under which the Company was permitted to request, prior to each of the first and second anniversaries of the facility, a one-year extension of the term of the facility. The Company requested and obtained extensions effective on each of the facility's first two anniversaries. Accordingly, effective July 26, 2007, the expiration date of the facility was extended to July 24, 2012.

        On June 13, 2007, the Company entered into a letter amendment to the credit facility. As a result of this amendment, amounts outstanding under the credit facility are no longer guaranteed by the Company's principal U.S. operating subsidiaries. The release of the subsidiary guarantees under the credit facility resulted in the contractual release of subsidiary guarantees of the Company's senior notes and amounts outstanding under the ANZ Facility.

        ANZ Facility—The Company has an Australian dollar 170.0 million, dual-currency revolving credit facility, known as the ANZ facility, which was equivalent to U.S. $148.5 million at September 30, 2007. The Company did not borrow under the ANZ facility during the first nine months of 2007.

Covenants

        Each issue of the Company's outstanding senior notes imposes limitations on the Company's operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. The credit facility contains financial covenants relating to interest coverage, debt leverage and minimum liquidity and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the asbestos settlement agreement discussed in Note 11, "Commitments and Contingencies." The ANZ facility contains financial covenants relating to debt leverage, interest coverage and tangible net worth and restrictions on the creation of liens, the incurrence of additional indebtedness and asset sales, in each case relating to the Australian and New Zealand subsidiaries of the Company that are borrowers under the facility. At September 30, 2007, the Company was in compliance with the above financial covenants and limitations, as applicable.

Senior Notes

        During the nine months ended September 30, 2007, the Company recorded adjustments to the fair value of its 5.375% senior notes due April 2008 as a result of the Company's interest rate hedging related to these senior notes. See Note 8, "Derivatives and Hedging Activities," for further discussion.

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

        At September 30, 2007, the Company was party to foreign currency forward contracts with an aggregate notional amount of $369.5 million maturing through June 2008. At December 31, 2006, the Company was party to foreign currency forward contracts with an aggregate notional amount of $331.0 million maturing through June 2007. The estimated fair value of these contracts, which represent the estimated net payments that would be paid or received by the Company in the event of termination of these contracts based on the then current foreign exchange rates, was a net receivable of $0.9 million at September 30, 2007 and a net receivable of $0.1 million at December 31, 2006. These contracts qualified and were designated as cash flow hedges and had original maturities of less than twelve months.

Interest Rate Swaps

        At September 30, 2007, the Company had outstanding interest rate swaps with a total notional amount of $300.0 million that qualified and were designated as fair value hedges. The Company entered into these interest rate swaps to effectively convert its 5.375% senior notes due April 2008 into floating rate debt. At September 30, 2007, the Company recorded a mark to market adjustment to record a decrease of $3.5 million in the fair value of the 5.375% senior notes due April 2008 due to changes in interest rates and an offsetting increase to other liabilities to record the fair value of the related interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.

        During the first nine months of 2007 and 2006 under the terms of the $300.0 million outstanding interest rate swap agreements, the Company received interest at a fixed rate and paid interest at variable rates that were based on the six-month London Interbank Offered Rate, or LIBOR. As a result, interest expense increased by $1.9 million for the third quarter of 2007, $1.8 million for the third quarter of 2006, $5.8 million for the first nine months of 2007 and $4.6 million for the first nine months of 2006.

        In the first nine months of 2007, the Company terminated forward starting interest rate swaps. As a result the Company received cash of $3.7 million related to this termination and recognized a gain for this amount in other income, net, in the condensed consolidated statements of operations.

(9)   Global Manufacturing Strategy and Restructuring Charges

Global Manufacturing Strategy

        The Company's global manufacturing strategy, when implemented, will expand production in countries where demand for the Company's products and services has been growing significantly. At the same time, the Company intends to optimize certain manufacturing capacity in North America and

Europe into centers of excellence. The goals of this multi-year program are to expand capacity in growing markets, further improve the Company's operating efficiencies, and implement new technologies more effectively. The Company expects this program to produce meaningful savings in future years. By taking advantage of new technologies and streamlining production on a global scale, the Company expects to continue to enhance its profitable growth and its global leadership position.

        In July 2006, the Company announced the first phase of this multi-year global manufacturing strategy. The financial scope of this phase is expected to be as follows:

	Expected Range	Incurred During 2006	Incurred During 2007	Total Incurred as of September 30, 2007
Capital expenditures	$130.0-150.0	$14.2	$45.3	$59.5
Associated costs	$90.0-100.0	$15.6	$8.5	$24.1

        The Company expects the capital expenditures and charges for associated costs to occur through 2008, although the actual timing of these expenditures is subject to change.

        Capital expenditures, associated costs and restructuring charge in connection with this strategy for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Capital expenditures	$18.6	$7.3	$45.3	$7.3
Associated costs(1)	2.7	1.2	8.5	1.5
Restructuring charge(2)	—	—	—	11.8

(1)
The associated costs include such items as equipment relocation, facility start-up and severance costs, which are primarily included in cost of sales on the condensed consolidated statements of operations. See below for these charges by business segment and other.

(2)
The restructuring charge was primarily for severance costs related to the Food Packaging segment. This charge was included in restructuring charges (credits) on the condensed consolidated statements of operations.

        The charges in 2007 and 2006 for associated costs by business segment and other were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Food Packaging	$2.3	$1.2	$7.9	$1.5
Protective Packaging	0.4	—	0.4	—
Other	—	—	0.2	—

Total	$2.7	$1.2	$8.5	$1.5

        During 2006, the Company had accrued $11.6 million in severance costs in connection with this strategy. These costs represented future cash expenditures that would be incurred for one-time termination benefits. At December 31, 2006, the Company expected to eliminate 245 full-time positions, of which 36 full-time positions had been eliminated during 2006. During the first nine months of 2007, 154 full-time positions were eliminated, and the remaining 55 full-time positions are expected to be eliminated in the fourth quarter of 2007. The Company expects these severance costs will be paid out before the end of 2010. The Company expects to add approximately 120 full-time employees at other facilities as production is transferred. As a result, the net reduction in full-time positions is expected to be 125.

        The components of the restructuring accrual, spending and other activity through September 30, 2007 and the accrual balance remaining at September 30, 2007 were as follows:

Employee Termination Costs
Original restructuring accrual in 2006	$11.6
Cash payments during 2006	(0.4)
Effect of changes in currency rates	(0.3)

Restructuring accrual at December 31, 2006	10.9
Cash payments during 2007	(3.3)
Effect of changes in currency rates	1.3

Restructuring accrual at September 30, 2007	$8.9

        The Company expects to pay $4.0 million of the accrual balance remaining at September 30, 2007 within the next twelve months. This amount is included in other current liabilities on the Company's condensed consolidated balance sheet at September 30, 2007. The remaining accrual of $4.9 million is expected to be paid by 2010 and is reflected in other liabilities on the Company's condensed consolidated balance sheet at September 30, 2007.

(10) Income Taxes

Effective Income Tax Rate and Income Tax Expense

        The Company's effective income tax rate was 31.3% for the three months ended September 30, 2007 and 22.6% for the nine months ended September 30, 2007. The Company's effective income tax rate was 30.6% for the three months ended September 30, 2006 and 31.5% for the nine months ended September 30, 2006.

        The Company's income tax expense in the first nine months of 2007 was reduced by the reversal of $34.4 million of tax accruals, including $16.7 million for related interest, for contingencies that did not materialize following the completion of tax audits and the expiration of relevant statutes of limitations in the first quarter of 2007. This reversal includes multiple jurisdictions and multiple tax years up to and including the year 2000. Also, in the first nine months of 2007, income tax expense was increased by $14.0 million for the tax effect on the gain related to the PolyMask transaction on February 9, 2007, described in "Divestiture," of Note 15, "Acquisitions and Divestiture."

FIN 48

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes." This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures.

        The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits. At September 30, 2007, the Company classified $13.3 million of unrecognized tax benefits and related interest to other liabilities on the condensed consolidated balance sheets, which were previously classified as income taxes payable before the adoption of FIN 48.

        As required under FIN 48, the Company is providing the following disclosures related to the unrecognized tax benefits and the effect, if any, on the effective income tax rate if recognized.

	Gross	Net
Unrecognized tax benefits at January 1, 2007	$102.7	$100.6
Reversals and payment of tax accruals	(24.7)	(23.7)

Unrecognized tax benefits at September 30, 2007	$78.0	$76.9

        There are no known tax positions likely to change over the next twelve months that would result in a material change in the Company's unrecognized tax benefits.

        The Company's continuing practice is to recognize interest and penalties related to unrecognized tax benefits in income tax expense on its condensed consolidated statements of operations. The Company had a liability of approximately $21.3 million at January 1, 2007 and a liability of $5.4 million at September 30, 2007 for the payment of interest (before any tax benefit). In the third quarter of 2007, there was no release of interest. In the first nine months of 2007, interest of $16.7 million (gross) ($10.9 million (net)) was released in connection with the reversal of tax accruals and related interest for contingencies that did not materialize, discussed above.

Income Tax Returns

        In March 2007, the Internal Revenue Service of the United States Department of the Treasury, commonly referred to as the IRS, completed and closed its examination of the Company's income tax returns for the years 1998 through 2000. In April 2007, the IRS commenced its examination of the Company's income tax returns for the years 2001 through 2005.

        State income tax returns are generally subject to examination for a period of three to five years after their filing date. The Company has various state income tax returns in the process of examination.

        Income tax returns in foreign jurisdictions have statutes of limitations generally ranging from three to five years after their filing date. The income tax returns filed by the Company's major foreign entities are open to possible examination beginning with the year shown in parentheses in the following countries: Australia (2002), Brazil (2002), Canada (2004), France (2005), Germany (2003), Italy (2002), Malaysia (2000), Mexico (2002), Netherlands (2003), New Zealand (2003), Spain (2001), Switzerland (2006) and the UK (2005). The Company's foreign income tax returns are under examination in several other foreign jurisdictions in which the Company conducts business.

(11) Commitments and Contingencies

Asbestos Settlement and Related Costs

        On November 27, 2002, the Company reached an agreement in principle with the committees appointed to represent asbestos claimants in the bankruptcy case of W. R. Grace & Co., known as Grace, to resolve all current and future asbestos-related claims made against the Company and its affiliates, the fraudulent transfer claims, successor liability claims, and indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies in connection with the Cryovac transaction referred to below. On December 3, 2002, the Company's Board of Directors approved the agreement in principle. The Company received notice that both of the committees had approved the agreement in principle as of December 5, 2002. The parties to the agreement in principle signed a definitive settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. The Company recorded a charge of $850.1 million as a result of the asbestos settlement in its consolidated statement of operations for the year ended December 31, 2002. These matters are described more fully in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

        In January 2005, Grace filed a proposed plan of reorganization and related documents with the Bankruptcy Court. There were a number of objections filed, and the Company does not know whether the final plan will be consistent with the terms of the settlement agreement or if the other conditions to the Company's obligation to pay the settlement amount will be met. If these conditions are not satisfied or not waived by the Company, the Company will not be obligated to pay the settlement amount. However, if the Company does not pay the settlement amount, the Company and its affiliates will not be released from the various asbestos-related, fraudulent transfer, successor liability and indemnification claims made against them, and all of these claims would remain pending and would have to be resolved through other means, such as through agreement on alternative settlement terms or trials. In that case, the Company could face liabilities that are significantly different from its obligations under the settlement agreement. The Company cannot estimate at this time what those differences or their magnitude may be. In the event these liabilities are materially larger than the current existing obligations, they could have a material adverse effect on the Company's consolidated financial condition and results of operations. The Company cannot predict when a final plan of reorganization will become effective or whether the final plan will be consistent with the terms of the settlement agreement.

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

        In April 2001, Grace's subsidiary Grace Canada, Inc. had obtained an order of the Superior Court of Justice, Commercial List, Toronto, Ontario, Canada (Court File No. 01-CL-4081) recognizing the Chapter 11 actions in the United States of America involving Grace Canada, Inc.'s U.S. parent corporation and other U.S. affiliates of Grace Canada, Inc., and enjoining all new actions and staying all current proceedings against Grace Canada, Inc. related to asbestos under the Canadian Companies' Creditors Arrangement Act. That order has been renewed repeatedly. In November 2005, upon motion by Grace Canada, Inc., the court ordered an extension of the injunction and stay to actions involving asbestos against the Company and its Canadian affiliate and the Attorney General of Canada, which had the effect of staying all of the Canadian actions referred to above. Plaintiffs have filed a motion to lift the stay and enable the Canadian litigation to proceed in order to establish the validity and amount of their claims. The court has entered an order extending the stay until the date on which the relief sought by the class action plaintiffs in their motion is either granted or denied by the court. The plaintiffs' motion is scheduled to be heard on November 22, 2007. Grace's proposed plan of reorganization provides that these claims will be paid by the trusts to be established under Section 524(g) of the Bankruptcy Code as part of Grace's plan of reorganization, and it is anticipated that the defendants will ask the Canadian courts to enforce the terms of the plan of reorganization. However, if Grace's final plan does not include comparable provisions or if the Canadian courts refuse to enforce Grace's final plan of reorganization in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify the Company and its subsidiaries in these cases, then the Company could be required to pay substantial damages, which the Company cannot estimate at this time and which could have a material adverse effect on the Company's consolidated financial condition and results of operations.

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

        On March 14, 2005, the Company and the individual defendants filed a motion to dismiss the amended complaint in the Senn v. Hickey, et al. case for failure to state a claim. On December 19, 2005, the Court granted in part and denied in part defendants' motion to dismiss. The Court determined that the complaint failed adequately to allege scienter as to the four individual defendants other than T.J. Dermot Dunphy, and therefore dismissed the lawsuit with respect to these four individual defendants, but adequately alleged scienter as to Mr. Dunphy and the Company. Mr. Dunphy is a current director of the Company and was formerly Chairman of the Board and Chief Executive Officer of the Company. On December 28, 2005, the defendants requested that the Court reconsider the portion of the December 19, 2005 order denying defendants' motion to dismiss with regard to the Company's arguments other than scienter, or, in the alternative, that the Court certify the matter for interlocutory appeal. On February 13, 2006, the defendants filed an answer to the amended complaint. On April 7, 2006, the Court heard oral argument on defendants' reconsideration motion, and on July 10, 2006, the Court denied the motion on the ground that issues of fact prevent the Court from granting a motion to dismiss based on the Company's arguments other than scienter.

        On November 22, 2006, plaintiff filed an amended motion for class certification, seeking to withdraw as a class representative and to substitute a new class representative, the Louisiana Municipal Police Employees Retirement System ("MPERS"). On March 26, 2007, the Court entered an order permitting Miles Senn to withdraw as Lead Plaintiff and permitting MPERS to be substituted as Lead Plaintiff. Consequently, the case is now properly referred to as MPERS v. Sealed Air Corporation, et al. On March 29, 2007, MPERS, as Lead Plaintiff, filed a motion to certify a class of all persons or entities that purchased Sealed Air Corporation securities during the period from March 27, 2000 through July 30, 2002, both dates inclusive, and were damaged thereby. On July 25, 2007, the Company and Mr. Dunphy filed their memorandum of law in opposition to MPERS's motion for class certification. On July 25, 2007, the Company and Mr. Dunphy also filed a motion for reconsideration or for judgment on the pleadings, arguing that the Supreme Court's recent decisions in Tellabs,  Inc. v. Makor Issues & Rights, Ltd., and Bell Atlantic Corp. v. Twombly require dismissal of MPERS's claims.

Both the class certification and reconsideration motions have been fully briefed and the Company is awaiting decisions by the Court.

        Discovery is ongoing. Although the Company believes that neither it nor Mr. Dunphy should have any liability in this lawsuit, until the lawsuit has progressed beyond its current, still preliminary, stage, the Company cannot estimate the potential cost of an unfavorable outcome, if any. If the Company or Mr. Dunphy were determined to be liable, then the Company could be required to pay substantial damages, which could have a material adverse effect on the Company's consolidated financial condition and results of operations.

Compliance Matters

        In late 2005, the Company identified travel and related expenses that had been paid by some of the Company's foreign subsidiaries for trips by government officials who oversee the regulation of the Company's medical products in a foreign country. Although these expenses were accurately recorded as travel and entertainment expenses in the Company's consolidated statement of operations, these activities appeared to have breached the Company's Code of Conduct. More importantly, the Company was concerned that these payments may have violated the Foreign Corrupt Practices Act, and therefore outside counsel was retained and promptly began an internal investigation. In March 2006, the Company voluntarily disclosed to the United States Department of Justice, or the DOJ, and the SEC, the factual information obtained to date in the Company's internal investigation, including that these payments were made between 2003 and 2005 and totaled less than $0.2 million. The internal investigation is ongoing, and the Company is cooperating with the DOJ and the SEC. The Company cannot predict when this matter will be resolved or the terms upon which this matter will be resolved, although the Company currently does not expect this matter to be material to its consolidated financial condition and results of operations. In connection with the investigation, the Company has evaluated and will continue to evaluate remedial measures and is taking timely and appropriate action where necessary.

(12) Shareholders' Equity

Two-For-One Common Stock Split

        On February 16, 2007, the Company's Board of Directors declared a two-for-one stock split of the Company's common stock that was effected in the form of a stock dividend. The stock dividend was paid on March 16, 2007 at the rate of one additional share of the Company's common stock for each share of the Company's common stock issued and outstanding to stockholders of record at the close of business on March 2, 2007. In addition, nine million additional shares of common stock were reserved for the asbestos settlement. The stock dividend was not paid on treasury shares. The par value of the Company's common stock remains at $0.10 per share.

        All share and per share amounts have been restated to reflect the two-for-one stock split, except for shareholders' equity. See Note 13, "Earnings Per Common Share," for the impact on the Company's earnings per share amounts as a result of the stock split. This stock split resulted in the issuance of 80.8 million additional shares of common stock and was accounted for by the transfer of $8.1 million from additional paid-in capital to common stock, which is the amount equal to the par value of the additional shares issued to effect the stock split. In addition, nine million additional shares of common stock were reserved for the asbestos settlement and were accounted for by the transfer of $0.9 million from additional paid-in capital to common stock reserved for issuance related to the asbestos settlement.

Quarterly Cash Dividends

        On February 16, 2007, the Company's Board of Directors increased the Company's quarterly cash dividend by 33% to $0.20 per common share, declaring a quarterly cash dividend payable on pre-split shares of the Company's common stock on March 16, 2007 to stockholders of record at the close of business on March 2, 2007.

        During the second and third quarters of 2007, the Company declared and paid quarterly cash dividends on post-split shares of the Company's common stock of $0.10 per common share to stockholders of record at the close of business on June 1, 2007 and September 7, 2007.

        The Company used cash of $48.4 million to pay these quarterly cash dividends discussed above. These payments were reflected as a reduction to retained earnings on the Company's condensed consolidated balance sheet at September 30, 2007.

Contingent Stock Plan and Directors Stock Plan

        Shares of the Company's common stock reserved for issuance under the Company's 2005 Contingent Stock Plan and the 2002 Directors Stock Plan were also similarly adjusted to reflect the two-for-one stock split. As a result of the two-for-one stock split, the number of common shares available under the 2005 Contingent Stock Plan increased by 1,909,950 shares, and the number of shares available under the 2002 Directors Stock Plan increased by 63,724 shares.

        A summary of the changes in common shares available for the 2005 Contingent Stock Plan follows:

2005 Contingent Stock Plan
Number of common shares available, as of January 1, 2007	2,009,150
Additional restricted stock shares available due to the two-for-one stock split	1,909,950
Restricted stock shares issued for new awards	(356,550)
Restricted stock units awarded	(69,250)
Restricted stock shares forfeited	9,600
Restricted stock units forfeited	2,700

Number of common shares available, as of September 30, 2007	3,505,600

        A summary of the changes in common shares available for the Director's Stock Plan follows:

2002 Stock Plan for Non-Employee Directors
Number of common shares available, as of January 1, 2007	63,724
Additional shares available due to the two-for-one stock split	63,724
Shares granted and issued	(6,762)
Shares granted and deferred	(4,508)

Number of common shares available, as of September 30, 2007	116,178

Other Common Stock Issuances

        During 2004, the Company issued 50,000 shares of its common stock, par value $0.10 per share, to a non-employee under an intellectual property purchase agreement as prepaid royalties under that agreement. These shares vest ratably over a five-year period. As a result of the two-for-one stock split, such shares have been increased to 100,000 shares.

Stock Options

        The Company has no plans or arrangements under which stock options may be granted by the Company. At September 30, 2007, there were no outstanding options to purchase shares of the Company's common stock that were granted by the Company. Stock option plans in which specified employees of the Cryovac packaging business participated were terminated effective March 31, 1998 in connection with the Cryovac transaction, except with respect to options that remained outstanding as of that date. All of those outstanding options had been granted at an exercise price equal to their fair market value on the date of grant. All options outstanding upon the termination of the stock option plans in 1998 had fully vested prior to December 31, 2000. Since such options were fully vested, the provisions of SFAS No. 123 (revised), "Share-Based Payments," were not applicable.

        During 2007, the holders exercised options to purchase 15,693 shares, with an aggregate exercise price of $0.7 million. Such options were all exercised or expired prior to the two-for-one stock split.

(13) Earnings Per Common Share

        The following table sets forth the reconciliation of the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006(1),(2)	2007	2006(1),(2)
Basic Earnings Per Common Share:
Numerator
Net earnings ascribed to common shareholders—basic	$72.4	$77.2	$273.3	$190.8

Denominator
Weighted average number of common shares outstanding—basic	159.9	160.4	160.0	161.1

Basic earnings per common share	$0.45	$0.48	$1.71	$1.18

Diluted Earnings Per Common Share:
Numerator
Net earnings ascribed to common shareholders—basic	$72.4	$77.2	$273.3	$190.8
Add: Interest on 3% convertible senior notes, net of income taxes	1.9	2.0	5.9	5.9

Net earnings ascribed to common shareholders—diluted	$74.3	$79.2	$279.2	$196.7

Denominator
Weighted average number of common shares outstanding—basic	159.9	160.4	160.0	161.1
Effect of conversion of 3% convertible senior notes	12.6	12.4	12.5	12.4
Effect of assumed issuance of asbestos settlement shares	18.0	18.0	18.0	18.0
Effect of non-vested restricted stock and non-vested restricted stock units	0.8	0.8	0.8	0.8

Weighted average number of common shares outstanding—diluted	191.3	191.6	191.3	192.3

Diluted earnings per common share	$0.39	$0.41	$1.46	$1.02

(1)
Earnings per common share for the three and nine months ended September 30, 2006 have been revised. Such revisions were immaterial. See below for further discussion. The amounts previously reported, as revised to reflect the two-for-one stock split in 2007, were as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Basic earnings per common share	$0.48	$1.18

Diluted earnings per common share	$0.41	$1.02

(2)
All share and per share amounts have been restated to reflect the two-for-one stock split as discussed in Note 12, "Shareholders' Equity."

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

        The earnings per common share calculations have been revised in accordance with SFAS No. 128, "Earnings per Common Share," to include non-vested restricted stock and non-vested restricted stock units only in the weighted average number of common shares outstanding of its diluted earnings per common share calculation, using the treasury stock method, if the effect is dilutive.

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

Diluted Weighted Average Number of Common Shares Outstanding

        In calculating diluted earnings per common share, the Company's calculation of the diluted weighted average number of common shares for 2007 and 2006 provides for: (1) the conversion of the Company's 3% convertible senior notes due June 2033 due to the application of Emerging Issues Task Force, or EITF, Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," (2) the assumed issuance of 18 million shares of common stock reserved for the Company's previously announced asbestos settlement referred to in Note 11, "Commitments and Contingencies," under the caption "Asbestos Settlement and Related Costs," (3) the exercise of dilutive stock options, net of assumed treasury stock repurchases and (4) non-vested restricted stock and non-vested restricted stock units using the treasury stock method, if their inclusion is dilutive.

(14) Other Income, Net

        The following table provides details of the Company's other income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest and dividend income	$4.8	$3.9	$14.4	$12.9
Net foreign exchange transaction (losses) gains	(0.2)	0.4	(3.1)	(2.3)
Other, net	1.9	2.7	8.3	5.9

Other income, net	$6.5	$7.0	$19.6	$16.5

        Other, net, for the nine months ended September 30, 2007 includes a $3.7 million gain recorded as a result of the termination of forward starting interest rate swaps. See Note 8, "Derivatives and Hedging Activities," for further discussion.

(15) Acquisitions and Divestiture

Purchase Acquisitions

        During 2007, the Company completed the following purchase acquisitions for an aggregate purchase price of $32.6 million in cash, net of cash and cash equivalents acquired.

  Pack-Tiger GmbH, January 2007—The Company acquired Pack-Tiger, a European provider of paper cushioning systems and materials. This acquisition broadens the Company's protective packaging product offering with a paper cushioning line to meet the needs of customers who prefer a paper packaging alternative.

  Alga Plastics Company, August 2007—The Company acquired Alga Plastics, which designs and manufactures rigid packaging for medical, consumer, and industrial applications. This acquisition enables the Company to build on its presence in the highly technical field of medical device packaging and accelerate geographic expansion of its rigid tray, sealing machine and design service business in the U.S.

        These acquisitions were accounted for under the purchase method of accounting and resulted in a preliminary allocation of goodwill of $27.5 million. The allocation of the purchase price to the assets acquired and liabilities assumed was performed using estimated fair values. This allocation is subject to revisions based on the results of the final determination of estimated fair values. Subsequent revisions to the purchase price allocation, if any, are not expected to be material to the condensed consolidated financial statements. See "Allocation of Goodwill to Reportable Segments," of Note 2, "Business Segment Information," for discussion of goodwill by business segment. The condensed consolidated financial statements include the operating results of each business from the date of acquisition. The Company was not required to disclose pro forma historical results including the effects of these acquisitions as these acquisitions were not considered significant.

Investments in Joint Ventures

  NanoPore Insulation LLC, February 2007—The Company acquired a majority interest in NanoPore, a U.S. based leader in developing super-insulation products utilizing vacuum insulated panel technology. This acquisition will broaden the Company's existing specialty materials capabilities allowing us to pursue new market opportunities with customized insulation solutions that provide energy efficiency for both packaging and non-packaging applications.

  Teknik Plastik, September 2007—The Company established a joint venture with Teknik Packaging Group through the acquisition of 50% of a Turkish company, Teknik Plastik Ambalaj Sanayi ve Ticaret A.S, a Teknik subsidiary. Teknik Plastik produces printed and unprinted cups and lids for dairy products, chocolate spread and catering products. This joint venture demonstrates the Company's commitment to expand in developing countries around the world and to meet the growing demand for innovative packaging solutions.

        The Company consolidates the operating results of NanoPore and has included the operating results from the date of acquisition in the Company's condensed consolidated financial statements. The Company accounts for Teknik Plastik under the equity method of accounting with the Company's proportionate share of net income included in other income, net, in the condensed consolidated statements of operations from the date of acquisition.

Pending Acquisition

        On September 27, 2007, the Company announced that it had entered into an agreement under which the Company will acquire certain assets relating to The Dow Chemical Company's ETHAFOAM™ and related polyethylene foam product lines located primarily in North America and Europe. The completion of this transaction is expected to take place in the fourth quarter of 2007, subject to certain regulatory approvals. The Company does not expect the transaction to be material to its consolidated financial position or results of operations.

Divestiture of Joint Venture

        On February 9, 2007, the Company sold its 50 percent investment in PolyMask Corporation to its joint venture partner, 3M Company (the "PolyMask transaction"). The joint venture was formed in 1991 between the Company and 3M to produce and sell non-packaging surface protection films. Prior to the sale, the Company accounted for this joint venture under the equity method of accounting. The Company received an aggregate cash amount of $36.0 million for the transaction and other related assets and recorded a pre-tax gain of $35.3 million ($21.3 million after-tax) in the first quarter of 2007. This gain was included in gain on sale of equity method investment on the Company's condensed consolidated statement of operations. The Company's proportionate share of PolyMask Corporation's net income was $0.4 million for the nine months ended September 30, 2007, $0.7 million for the third quarter of 2006 and $2.2 million for the nine months ended September 30, 2006 and was included in other income, net, in the condensed consolidated statements of operations. The Company's investment in this joint venture was not material to the Company's condensed consolidated financial statements.

(16) New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with the Company's condensed consolidated financial statements and related notes set forth in Item 1, of Part I, of this quarterly report on Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7, of Part II, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and the Company's consolidated financial statements and related notes set forth in Item 8, of Part II, of that Form 10-K. See Item 1A, "Risk Factors—Cautionary Statement Regarding Forward-Looking Statements," for a description of forward-looking statements and important factors that the Company believes could cause actual results to differ materially from those in the Company's forward-looking statements.

        All amounts and percentages are approximate due to rounding. Where appropriate, the Company has reclassified prior period amounts to conform to the current year's presentation.

Recent Events

Acquisitions and Investments in Joint Ventures

        During 2007, the Company completed the following transactions using an aggregate of approximately $47.3 million in cash:

  •
  January 2007, the Company acquired Pack-Tiger,

  •
  February 2007, the Company acquired a majority interest in NanoPore Insulation,

  •
  August 2007, the Company acquired Alga Plastics, and

  •
  September 2007, the Company acquired a 50% interest in Teknik Plastik.

        See Note 15, "Acquisitions and Divestiture," of Notes to Condensed Consolidated Financial Statements for further discussion of the transactions described above along with a pending acquisition.

Expanded Segment Reporting; New Structure

        As detailed in its Current Report on Form 8-K dated July 12, 2007, the Company has expanded and realigned its segment reporting to reflect its growth strategies in core markets and in new business opportunities. This new structure reflects the way management now makes operating decisions and manages the growth and profitability of the business. It also corresponds with management's current approach to allocating resources and assessing the performance of the Company's segments. As a result, the Company now reports business segment information as described below. The Company's business segment information is reported in accordance with the provisions of SFAS No. 131.

        The Company's New Reportable Segments

        In accordance with the provisions of SFAS No. 131, the Company now reports publicly in four parts, three reportable segments and an "other" category. The new reportable segments are:

  1.
  Food Packaging

  2.
  Food Solutions

  3.
  Protective Packaging

        The products reported in the Company's new Food Packaging and Food Solutions reportable segments were previously reported in the Company's former Food Packaging segment. The Company's new Protective Packaging reportable segment continues to include the aggregation of the Company's protective packaging products and shrink packaging products, as permitted under the provisions of SFAS No. 131.

        The "Other" category includes specialty materials, medical applications and renewable products. The Company previously included specialty materials and renewable products in both the Food Packaging and Protective Packaging segments, whereas medical applications were previously included in the Food Packaging segment.

        In accordance with the provisions of SFAS No. 131, the Company's segment information has been recast from amounts previously reported to reflect the Company's new reportable segments. Accordingly, there has been no change in the Company's consolidated statements of operations and consolidated balance sheets previously reported in total for the Company.

        See Note 2, "Business Segment Information," of Notes to Condensed Consolidated Financial Statements, for further discussion of the Company's new reportable segments.

Two-for-One Common Stock Split

        On February 16, 2007, the Company's Board of Directors declared a two-for-one stock split of the Company's common stock that was effected in the form of a stock dividend. The stock dividend was payable on March 16, 2007 at the rate of one additional share of the Company's common stock for each share of the Company's common stock issued and outstanding to stockholders of record at the close of business on March 2, 2007. In addition, nine million additional shares of common stock were reserved related to the asbestos settlement. The stock dividend was not paid on treasury shares. The par value of the Company's common stock remains at $0.10 per share. All share and per share amounts have been restated to reflect the two-for-one stock split, except for shareholders' equity.

Quarterly Cash Dividends

        On February 16, 2007, the Company's Board of Directors increased the Company's quarterly cash dividend by 33% to $0.20 per common share, declaring a quarterly cash dividend that was paid on the pre-split shares of the Company's common stock on March 16, 2007. During the second and third quarters of 2007, the Company declared and paid quarterly cash dividends on post-split shares of the Company's common stock of $0.10 per common share. The Company used cash of $48.4 million to pay these quarterly cash dividends.

Highlights

        Highlights for the Company's third quarter and first nine months of 2007 compared with the corresponding 2006 periods were (dollars in millions):

				First Nine Months of
	Third Quarter of
			% Increase (Decrease)			% Increase (Decrease)
	2007	2006		2007	2006
Net sales:
U.S.	$528.9	$519.5	2%	$1,566.1	$1,529.8	2%
As a % of total net sales	45.6%	48.0%		46.0%	48.1%
International	632.0	561.9	12%	1,834.9	1,652.6	11%
As a % of total net sales	54.4%	52.0%		54.0%	51.9%

Total net sales	$1,160.9	$1,081.4	7%	$3,401.0	$3,182.4	7%

Gross profit	$320.1	$309.8	3%	$957.6	$900.7	6%
As a % of total net sales	27.6%	28.6%		28.2%	28.3%
Marketing, administrative and development expenses	185.8	170.1		552.7	513.9
As a % of total net sales	16.0%	15.7%		16.3%	16.1%
Restructuring charges (credits)	0.2	(0.1)		0.8	12.1

Operating profit	$134.1	$139.8	(4)%	$404.1	$374.7	8%

As a % of total net sales	11.6%	12.9%		11.9%	11.8%
Basic and diluted earnings per common share(1):
Basic	$0.45	$0.48		$1.71	$1.18

Diluted	$0.39	$0.41		$1.46	$1.02

(1)
See Note 13, "Earnings Per Common Share," of Notes to Condensed Consolidated Financial Statements, for the reconciliation of the basic and diluted earnings per common share computations.

        In the third quarter of 2007, the Company's net sales in the Asia-Pacific region, Europe and Latin America increased at double-digit rates within both the Food Packaging and Food Solutions segments and in the Other category compared with the same period of 2006. The Company's net sales in the Asia-Pacific region increased at double-digit rates within the Protective Packaging segment in the third quarter of 2007 compared with the same period of 2006. Geographically, regions outside North America contributed $69.0 million of the total net sales increase of $79.5 million in the third quarter of 2007 compared with the same period of 2006. The Company's operating profit decreased $5.7 million in the third quarter of 2007 compared with the same period of 2006 primarily due to an increase in marketing, administrative and development expenses.

        In the first nine months of 2007, the Company's net sales in Latin America and the Asia-Pacific region increased at double-digit rates within all three segments and the Other category compared with the same period of 2006. The Company's net sales in Europe also increased at double-digit rates within the Food Solutions segment and the Other category. Geographically, regions outside North America contributed $186.1 million of the total net sales increase of $218.6 million in the first nine months of 2007 compared with the same period of 2006. The Company's operating profit increased $29.4 million in the first nine months of 2007 compared with the same period of 2006, primarily due to higher unit sales volumes. A restructuring charge of $12.1 million recorded in the first nine months of 2006, which was primarily related to the Company's global manufacturing strategy also contributed to the increase in operating profit in the first nine months of 2007 compared with the same period of 2006.

        See below for further details about the changes in net sales by business segment and other and geographic region, and operating profit by business segment and other.

Net Sales

        Net sales for the third quarter of 2007 increased 7% to $1,160.9 million compared with $1,081.4 million in the same period of 2006. The components of the increase in net sales for the third quarter of 2007 as compared with the same period of 2006 were as follows (dollars in millions):

	Food Packaging		Food Solutions		Protective Packaging		Other		Total Company
Volume-Units	4.3%	$18.5	5.4%	$11.7	0.5%	$1.7	8.7%	$5.7	3.5%	$37.6
Volume-Acquired businesses, net of dispositions	—	—	—	—	(1.3)	(4.9)	5.9	3.9	(0.1)	(1.0)
Price/Mix	(0.3)	(1.2)	0.9	1.9	(0.8)	(2.7)	3.4	2.2	0.1	0.2
Foreign currency translation	4.0	17.3	5.0	11.0	2.9	10.7	5.4	3.7	3.9	42.7

Total	8.0%	$34.6	11.3%	$24.6	1.3%	$4.8	23.4%	$15.5	7.4%	$79.5

        Excluding the favorable effect of foreign currency translation, net sales would have increased 4% compared with the same period of 2006. The strengthening of foreign currencies in Europe and the Asia-Pacific region against the U.S. dollar contributed $37.3 million of the favorable foreign currency translation impact on net sales in the third quarter of 2007 compared with the same period of 2006.

        Net sales for the first nine months of 2007 increased 7% to $3,401.0 million compared with $3,182.4 million in the same period of 2006. The components of the increase in net sales for the first nine months of 2007 as compared to the same period of 2006 were as follows (dollars in millions):

	Food Packaging		Food Solutions		Protective Packaging		Other		Total Company
Volume-Units	3.6%	$46.1	4.3%	$27.0	—%	$0.1	7.1%	$14.0	2.7%	$87.2
Volume-Acquired businesses, net of dispositions	—	—	0.9	5.7	(1.0)	(10.5)	2.2	4.3	—	(0.5)
Price/Mix	0.7	8.6	1.0	6.2	0.3	3.6	1.8	3.4	0.7	21.8
Foreign currency translation	3.2	40.4	4.6	29.1	2.8	30.3	5.2	10.3	3.5	110.1

Total	7.5%	$95.1	10.8%	$68.0	2.1%	$23.5	16.3%	$32.0	6.9%	$218.6

        Excluding the favorable effect of foreign currency translation, net sales would have increased 3% compared with the same period of 2006. The strengthening of foreign currencies in Europe and in the Asia-Pacific region against the U.S. dollar contributed $100.3 million of the favorable foreign currency translation impact on net sales in the first nine months of 2007 compared with the same period of 2006.

Net Sales by Business Segment and Other

        The following table shows the Company's net sales by business segment and other (dollars in millions):

	Third Quarter of			First Nine Months of
			% Increase			% Increase
	2007	2006		2007	2006
Net sales:
Food Packaging	$465.7	$431.1	8%	$1,365.5	$1,270.4	7%
As a % of total net sales	40.1%	39.9%		40.2%	39.9%
Food Solutions	242.4	217.8	11	694.8	626.8	11
As a % of total net sales	20.9%	20.1%		20.4%	19.7%
Protective Packaging	371.2	366.4	1	1,112.2	1,088.7	2
As a % of total net sales	32.0%	33.9%		32.7%	34.2%
Other	81.6	66.1	23	228.5	196.5	16
As a % of total net sales	7.0%	6.1%		6.7%	6.2%

Total	$1,160.9	$1,081.4	7%	$3,401.0	$3,182.4	7%

Food Packaging Segment Net Sales

        In the third quarter of 2007, the Company's Food Packaging segment net sales increased $34.6 million compared with the same period of 2006. Excluding the $17.3 million favorable effect of foreign currency translation, Food Packaging segment net sales would have increased 4%, which was primarily due to:

  •
  increases in unit volume in Latin America of 13.5%, North America of 2.7% and the Asia-Pacific region of 4.7%,

  •
  a favorable product price/mix in Europe of 1.6%,

        partially offset by,

  •
  decreases in product price/mix in North America of 0.6%.

        The increase in unit volume in Latin and North America was primarily due to positive trends in domestic red meat consumption. Strong beef export rates in Brazil and strengthened beef and pork processing in North America also contributed to this increase. The increase in unit volume in the Asia-Pacific region was primarily due to positive trends in domestic red meat production and exports. Additionally, unit volume in Europe increased 1.7%, primarily due to an increase in equipment sales, partially offset by lower volume in shrink bag sales due to negative trends in the cheese market caused by rising dairy prices. The increase in product price/mix in Europe was primarily due to improved sales of flexible packaging materials for fresh meat. The decrease in product price/mix in North America was primarily due to product mix.

        In the first nine months of 2007, the Company's Food Packaging segment net sales increased $95.1 million compared with the same period of 2006. Excluding the $40.4 million favorable effect of foreign currency translation, Food Packaging segment net sales would have increased 4%, which was primarily due to:

  •
  an increase in unit volume in Latin America of 14.6%, and

  •
  an increase in net sales in North America, which included increases in both unit volume of 2.0% and product price/mix of 1.5%.

        The increase in unit volume in Latin and North America was primarily due to positive trends in red meat consumption in both regions and beef export volumes in Brazil. The increase in product price/mix in North America was primarily due to improved sales of flexible packaging materials for fresh meat in the U.S in the first half of 2007 as well as the effects of an increase in average selling prices for select products in the second half of 2006.

Food Solutions Segment Net Sales

        In the third quarter of 2007, the Company's Food Solutions segment net sales increased $24.6 million compared with the same period of 2006. Excluding the $11.0 million favorable effect of foreign currency translation, Food Solutions segment net sales would have increased 6%, which was primarily due to:

  •
  an increase in unit volume in North America of 7.4% and in Europe of 2.8%, and

  •
  an increase in product price/mix in North America of 1.4%.

        The increases in unit volume and product price/mix in North America and the increase in unit volume in Europe were primarily due to steady red meat production and continued product adoption by existing and new customers, which benefited sales of the Company's case ready products. Additionally, strength in domestic crop yields benefited sales of the Company's vertical pouch packaging products in North America.

        In the first nine months of 2007, the Company's Food Solutions segment net sales increased $68.0 million compared with the same period of 2006. Excluding the $29.1 million favorable effect of foreign currency translation, Food Solutions segment net sales would have increased 6%, which was primarily due to:

  •
  an increase in unit volume and product price/mix in North America of 7.0%, and

  •
  an increase in unit volume in Europe of 2.0%.

        The increases in unit volume and product price/mix in North America and the increase in unit volume in Europe were primarily due to steady red meat production and continued product adoption by existing and new customers, which benefited sales of the Company's case ready products. Additionally, strength in domestic crop yields benefited sales of the Company's vertical pouch packaging products in North America.

Protective Packaging Segment Net Sales

        In the third quarter of 2007, the Company's Protective Packaging segment net sales increased $4.8 million compared with the same period of 2006. However, the sale of a minor product line in 2007 negatively affected net sales in the third quarter and first nine months of 2007.

        Excluding the $10.7 million favorable effect of foreign currency translation and the impact of the sale of a minor product line in 2007, Protective Packaging segment net sales would have been relatively flat in the third quarter of 2007. North America experienced decreases in unit volume of 1.7% and product price/mix of 0.5% in the third quarter of 2007 compared to the same period of 2006.

        The decrease in unit volume in North America was primarily due to challenging economic conditions slowing the pace of customer orders and the effects of a net increase in average selling prices for select protective packaging products in 2007 and an increase in protective packaging products average selling prices in 2006. The decrease in product price/mix in North America was primarily due to a higher mix of products being sold with lower average selling prices in shrink films.

        In the first nine months of 2007, the Company's Protective Packaging segment net sales increased $23.5 million compared with the same period of 2006. Excluding the $30.3 million favorable effect of foreign currency translation and the impact of the sale of a minor product line in 2007, Protective Packaging segment net sales would have been relatively flat primarily due to:

  •
  a decrease in unit volume in North America of 1.8%,

        partially offset by,

  •
  an increase in unit volume in the Asia-Pacific region of 10.3%.

        The decrease in unit volume in North America was primarily due to challenging economic conditions slowing the pace of customer orders and the effects of a net increase in average selling prices for select protective packaging products in 2007 and an increase in protective packaging products average selling prices in 2006. The increase in unit volume in the Asia-Pacific region was principally due to an increase in sales to new and existing customers in the region.

  Other Net Sales

        In the third quarter of 2007, the Company's Other net sales increased $15.5 million compared with the same period of 2006. In the third quarter of 2007, the Company acquired Alga Plastics. See "Purchase Acquisitions" of Note 15, "Acquisitions and Divestiture," of Notes to Condensed Consolidated Financial Statements for further discussion. This acquisition contributed $3.8 million of net sales in the third quarter and first nine months of 2007.

        Excluding the $3.7 million favorable effect of foreign currency translation and the acquisition of Alga Plastics, Other net sales would have increased 12%, which was primarily due to:

  •
  an increase in unit volume in Europe of 13.4% and in the Asia-Pacific region of 44.8%, principally due to an increase in medical applications product sales to new and existing customers, and

  •
  an increase in product price/mix in North America of 11.8%, primarily due to higher average selling prices in the Company's specialty materials products as some customers opted for higher performing materials, partially offset by,

  •
  a decrease in unit volume in North America of 13.7%, primarily due to lower net sales of specialty materials products, including special-density foams and composite materials, as challenging economic conditions slowed the pace of customer orders.

        In the first nine months of 2007, the Company's Other net sales increased $32.0 million compared with the same period of 2006. Excluding the $10.3 million favorable effect of foreign currency translation and the acquisition of Alga Plastics, Other net sales would have increased 9%, which was primarily due to:

  •
  an increase in unit volume in the Asia-Pacific region of 47.6% and in Europe of 9.0%, principally due to an increase in medical applications product sales to new and existing customers, and

  •
  an increase in product price/mix in North America of 10.7%, primarily resulting from price increases in the second half of 2006 related to the Company's specialty materials products, including special-density foams, partially offset by,

  •
  a decrease in unit volume in North America of 10.1%, primarily due to lower net sales of specialty materials products including foams and composite materials, as challenging economic conditions slowed the pace of customer orders, and,

  •
  a decrease in product price/mix in Europe of 3.8%, principally due to a net decrease in average selling prices for medical applications products.

Net Sales by Geographic Region

        The following table shows net sales by geographic region (dollars in millions).

	Third Quarter of			First Nine Months of
			% Increase			% Increase
	2007	2006		2007	2006
Net sales:
U.S.	$528.9	$519.5	2%	$1,566.1	$1,529.8	2%
As a % of total net sales	45.6%	48.0%		46.0%	48.1%
International	632.0	561.9	12	1,834.9	1,652.6	11
As a % of total net sales	54.4%	52.0%		54.0%	51.9%

Total	$1,160.9	$1,081.4	7%	$3,401.0	$3,182.4	7%

        By geographic region, the components of the $79.5 million increase in net sales for the third quarter of 2007 compared with the same period of 2006 were as follows (dollars in millions):

Third Quarter of 2007	U.S.		International		Total Company
Volume—Units	0.9%	$4.8	5.8%	$32.8	3.5%	$37.6
Volume—Acquired Businesses, net of dispositions	0.2	0.9	(0.3)	(1.9)	(0.1)	(1.0)
Price/Mix	0.7	3.7	(0.6)	(3.5)	0.1	0.2
Foreign Currency Translation	—	—	7.6	42.7	3.9	42.7

Total	1.8%	$9.4	12.5%	$70.1	7.4%	$79.5

        See "Net Trade Sales by Business Segment and Other," above for details of the factors that contributed to this net increase.

        By geographic region, the components of the $218.6 million increase in net sales for the first nine months of 2007 compared with the same period of 2006 were as follows (dollars in millions):

First Nine Months of 2007	U.S.		International		Total Company
Volume—Units	0.7%	$10.1	4.7%	$77.1	2.7%	$87.2
Volume—Acquired Businesses, net of dispositions	(0.2)	(2.7)	0.1	2.2	—	(0.5)
Price/Mix	1.8	28.8	(0.5)	(7.0)	0.7	21.8
Foreign Currency Translation	—	—	6.7	110.1	3.5	110.1

Total	2.3%	$36.2	11.0%	$182.4	6.9%	$218.6

        See "Net Trade Sales by Business Segment and Other," above for details of the factors that contributed to this net increase.

Cost of Sales

        The following table shows the Company's cost of sales (dollars in millions):

	Third Quarter of			First Nine Months of
			% Change			% Change
	2007	2006		2007	2006
Cost of sales	$840.8	$771.6	9%	$2,443.4	$2,281.7	7%
As a % of net sales	72.4%	71.4%		71.8%	71.7%

        The $69.2 million increase in cost of sales for the third quarter of 2007 compared with the same period of 2006 was primarily due to the impact of foreign currency translation of $31.5 million, and higher input costs, including unfavorable average petrochemical-based raw material costs of

$5.0 million. Expenses related to the implementation of the Company's global manufacturing strategy increased $1.5 million for the third quarter of 2007 compared to the same period of 2006. The remainder of the increase was to support the operations of the Company, including the increase in net sales.

        The $161.7 million increase in cost of sales for the first nine months of 2007 compared with the same period of 2006 was primarily due to the impact of foreign currency translation of $80.9 million, an increase in expenses related to the implementation of the Company's global manufacturing strategy of $7.0 million and a net increase in input costs despite favorable average petrochemical-based raw material costs of $2.8 million. The remainder of the increase was to support the operations of the Company, including the increase in net sales.

        Price increases for some of the Company's raw materials have been announced recently and may be realized in the fourth quarter of 2007. As the Company has done historically, the Company is prepared to take pricing actions as appropriate to lessen the impact of any raw material price increases. However, any actions taken by the Company in the fourth quarter of 2007 would likely not have an impact until the first quarter of 2008.

Marketing, Administrative and Development Expenses

        The following table shows the Company's marketing, administrative and development expenses (dollars in millions):

	Third Quarter of			First Nine Months of
			% Change			% Change
	2007	2006		2007	2006
Marketing, administrative and development expenses	$185.8	$170.1	9%	$552.7	$513.9	8%
As a % of net sales	16.0%	15.7%		16.3%	16.1%

        The $15.7 million increase in marketing, administrative and development expenses for the third quarter of 2007 compared with the same period of 2006 was primarily due to the impact of foreign currency translation of $6.5 million and an increase in expenses of $4.7 million related to innovation and new product introductions, including spending related to renewable products. The Company also opened a new state-of-the-art North American customer service center in 2007, which resulted in $1.3 million of incremental expenses. The remainder of the increase was to support the operations of the Company, including the increase in net sales.

        The $38.8 million increase in marketing, administrative and development expenses for the first nine months of 2007 compared with the same period of 2006 was primarily due to the impact of foreign currency translation of $17.8 million and an increase in expenses of $8.2 million related to innovation and new product introductions, including spending related to renewable products. Expenses related to the new customer service center discussed above resulted in $2.5 million of incremental expenses. The remainder of the increase was to support the operations of the Company, including the increase in net sales.

        As previously disclosed, the Company expected its marketing, administrative and development expenses for the full year of 2007 to be at or below 16% of net sales. However, as a result of the additional expenses related to innovation and new product introductions, including spending related to renewable products discussed above, and additional spending on information services expected in the fourth quarter of 2007, the Company now expects its marketing, administrative and development expenses for the full year of 2007 to be slightly above 16% of net sales.

Global Manufacturing Strategy and Restructuring Charges

        The Company's global manufacturing strategy, when implemented, will expand production in countries where demand for the Company's products and services has been growing significantly. At the same time, the Company intends to optimize certain manufacturing capacity in North America and Europe into centers of excellence. The goals of this multi-year program are to expand capacity in growing markets, further improve the Company's operating efficiencies, and implement new technologies more effectively. The Company expects this program to produce meaningful savings in future years. By taking advantage of new technologies and streamlining production on a global scale, the Company expects to continue to enhance its profitable growth and its global leadership position.

        In July 2006, the Company announced the first phase of this multi-year global manufacturing strategy. The financial scope of this phase is expected to be as follows:

	Expected Range	Incurred During 2006	Incurred During 2007	Total Incurred as of September 30, 2007
Capital expenditures	$130.0–150.0	$14.2	$45.3	$59.5
Associated costs	$ 90.0–100.0	$15.6	$8.5	$24.1

        The Company expects the capital expenditures and charges for associated costs to occur through 2008, although the actual timing of these expenditures is subject to change.

        Capital expenditures, associated costs and restructuring charge in connection with this strategy for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Capital expenditures	$18.6	$7.3	$45.3	$7.3
Associated costs (1)	2.7	1.2	8.5	1.5
Restructuring charge (2)	—	—	—	11.8

(1)
The associated costs include such items as equipment relocation, facility start-up and severance costs, which are primarily included in cost of sales on the condensed consolidated statements of operations. See below for these charges by business segment and other.

(2)
The restructuring charge was primarily for severance costs related to the Food Packaging segment. This charge was included in restructuring charges (credits) on the condensed consolidated statements of operations.

        The charges in 2007 and 2006 for associated costs by business segment and other were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Food Packaging	$2.3	$1.2	$7.9	$1.5
Protective Packaging	0.4	—	0.4	—
Other	—	—	0.2	—

Total	$2.7	$1.2	$8.5	$1.5

        During 2006, the Company had accrued $11.6 million in severance costs in connection with this strategy. These costs represented future cash expenditures that would be incurred for one-time termination benefits. At December 31, 2006, the Company expected to eliminate 245 full-time positions, of which 36 full-time positions had been eliminated during 2006. During the first nine months of 2007, 154 full-time positions were eliminated, and the remaining 55 full-time positions are expected to be eliminated in the fourth quarter of 2007. The Company expects these severance costs will be paid out before the end of 2010. The Company expects to add approximately 120 full-time employees at other facilities as production is transferred. As a result, the net reduction in full-time positions is expected to be 125.

        The components of the restructuring accrual, spending and other activity through September 30, 2007 and the accrual balance remaining at September 30, 2007 were as follows:

Employee Termination Costs
Original restructuring accrual in 2006	$11.6
Cash payments during 2006	(0.4)
Effect of changes in currency rates	(0.3)

Restructuring accrual at December 31, 2006	10.9
Cash payments during 2007	(3.3)
Effect of changes in currency rates	1.3

Restructuring accrual at September 30, 2007	$8.9

        The Company expects to pay $4.0 million of the accrual balance remaining at September 30, 2007 within the next twelve months. This amount is included in other current liabilities on the Company's condensed consolidated balance sheet at September 30, 2007. The remaining accrual of $4.9 million is expected to be paid by 2010 and is reflected in other liabilities on the Company's condensed consolidated balance sheet at September 30, 2007.

Operating Profit by Business Segment and Other

        As previously discussed, management evaluates the performance of each reportable segment based on its operating profit. Operating profit by business segment and other for the 2007 and 2006 periods was as follows (dollars in millions):

	Third Quarter of		First Nine Months of
	2007	2006	2007	2006
Operating profit:
Food Packaging	$50.5	$56.2	$159.8	$148.5
As a % of Food Packaging net sales	10.8%	13.0%	11.7%	11.7%
As a % of total operating profit(1)	37.6%	40.2%	39.5%	38.4%
Food Solutions	$24.4	$23.8	$65.6	$67.1
As a % of Food Solutions net sales	10.1%	10.9%	9.4%	10.7%
As a % of total operating profit(1)	18.2%	17.1%	16.2%	17.3%
Protective Packaging	$52.2	$53.0	$155.8	$147.2
As a % of Protective Packaging net sales	14.1%	14.5%	14.0%	13.5%
As a % of total operating profit(1)	38.9%	37.9%	38.5%	38.1%
Other	$7.2	$6.7	$23.7	$24.0
As a % of Other net sales	8.8%	10.1%	10.4%	12.2%
As a % of total operating profit(1)	5.3%	4.8%	5.8%	6.2%

Total segments and other	$134.3	$139.7	$404.9	$386.8
Restructuring charges (credits) (2)	0.2	(0.1)	0.8	12.1

Total	$134.1	$139.8	$404.1	$374.7

As a % of total net sales	11.6%	12.9%	11.9%	11.8%

(1)
Before taking into consideration restructuring charges (credits).

(2)
The restructuring charges (credits) by business segment were as follows:

	Third Quarter of		First Nine Months of
	2007	2006	2007	2006
Food Packaging	$—	$(0.1)	$0.1	$12.2
Food Solutions	—	—	0.1	—
Protective Packaging	0.2	—	0.6	(0.1)

Total	$0.2	$(0.1)	$0.8	$12.1

Food Packaging Segment Operating Profit

        The decrease in operating profit as a percentage of this segment's net sales in the third quarter of 2007 compared with the same period of 2006 was primarily due to higher input costs, including unfavorable average petrochemical raw material costs of $2.3 million, additional expenses related to the implementation of the Company's global manufacturing strategy of $1.1 million and the impact of higher marketing, administrative and development expenses discussed above. The increase in expenses was partially offset by the increase in net sales.

        Operating profit as a percentage of this segment's net sales in the first nine months of 2007 compared with the same period of 2006 was relatively flat primarily due to the increase in net sales, offset by additional expenses related to the implementation of the Company's global manufacturing strategy of $6.4 million in the first nine months of 2007 and the impact of higher marketing, administrative and development expenses discussed above.

Food Solutions Segment Operating Profit

        The decrease in operating profit as a percentage of this segment's net sales in the third quarter of 2007 compared with the same period of 2006 was primarily due to higher input costs, including unfavorable average petrochemical raw material costs of $1.4 million, and the impact of higher marketing, administrative and development expenses discussed above, including expenses related to new product development.

        The decrease in operating profit as a percentage of this segment's net sales in the first nine months of 2007 compared with the same period of 2006 was primarily due to higher input costs, including unfavorable average petrochemical raw material costs of $3.8 million, and the impact of higher marketing, administrative and development expenses discussed above, including expenses related to new product development.

Protective Packaging Segment Operating Profit

        The decrease in operating profit as a percentage of this segment's net sales in the third quarter of 2007 compared with the same period of 2006 was primarily due to unfavorable product price/mix and higher input costs, including unfavorable average petrochemical raw material costs of $1.1 million, and the impact of higher marketing, administrative and development expenses discussed above.

        The increase in operating profit as a percentage of this segment's net sales in the first nine months of 2007 compared with the same period of 2006 was primarily due to lower input costs, including favorable average petrochemical raw material costs of $3.9 million, and favorable product price/mix, offset by the impact of higher marketing, administrative and development expenses discussed above.

Other Operating Profit

        The decrease in operating profit as a percentage of Other net sales in the third quarter of 2007 compared with the same period of 2006 was primarily due to the impact of higher marketing, administrative and development expenses, of which $0.6 million was associated with the Company's majority ownership in Biosphere Industries LLC.

        The decrease in operating profit as a percentage of Other net sales in the first nine months of 2007 compared with the same period of 2006 was primarily due to the impact of higher marketing, administrative and development expenses, of which $1.9 million was associated with the Company's majority ownership in Biosphere Industries LLC, offset by lower input costs, including favorable average petrochemical raw material costs of $2.3 million.

Interest Expense

        Interest expense includes the effects of the stated interest rate, interest rate swaps and the amortization of capitalized senior debt issuance costs, bond discounts and terminated treasury locks. Interest expense was $35.2 million in the third quarter of 2007 compared with $35.5 million in the same period of 2006.

        Interest expense was $106.0 million in the first nine months of 2007 compared with $112.9 million in the first nine months of 2006. The decrease in interest expense in the first nine months of 2007 compared with the same period of 2006 was primarily due to a reduction of $7.2 million as a result of the retirement of the Company's 5.625% Euro notes in July 2006.

Gain on the Sale of Equity Method Investment

        On February 9, 2007, the Company sold its 50 percent investment in PolyMask Corporation to its joint venture partner, 3M Company (the "PolyMask transaction"). The joint venture was formed in 1991 between the Company and 3M to produce and sell non-packaging surface protection films. Prior to the PolyMask transaction, the Company accounted for this joint venture under the equity method of accounting. The Company received an aggregate cash amount of $36.0 million for the transaction and other related assets and recorded a pre-tax gain of $35.3 million ($21.3 million after-tax) in the first nine months of 2007. This gain was included in gain on the sale of equity method investment on the condensed consolidated statement of operations. The Company's proportionate share of PolyMask Corporation's net income was $0.4 million for the first nine months of 2007, $0.7 million for the third quarter of 2006 and $2.2 million for the first nine months of 2006 and was included in other income, net, on the Company's condensed consolidated statement of operations. The Company's investment in this joint venture was not material to the Company's condensed consolidated financial statements.

Other Income, Net

        The following table provides details of the Company's other income, net:

	Third Quarter of		First Nine Months of
	2007	2006	2007	2006
Interest and dividend income	$4.8	$3.9	$14.4	$12.9
Net foreign exchange transaction (losses) gains	(0.2)	0.4	(3.1)	(2.3)
Other, net	1.9	2.7	8.3	5.9

Other income, net	$6.5	$7.0	$19.6	$16.5

        Interest and dividend income increased in the third quarter and in the first nine months of 2007 compared to the same periods of 2006 primarily due to higher interest rates on the Company's investments. Other, net, for the first nine months of 2007 includes a $3.7 million gain recorded as a result of the termination of forward starting interest rate swaps in 2007. See Note 8, "Derivatives and Hedging Activities," of Notes to Condensed Consolidated Financial Statements for further discussion.

Income Taxes

        The Company's effective income tax rate was 31.3% for the third quarter of 2007, 30.6% for the third quarter of 2006, 22.6% for the first nine months of 2007 and 31.5% for the first nine months of 2006.

        The Company's income tax expense in the first nine months of 2007 was reduced by the reversal of $34.4 million of tax accruals, including $16.7 million for related interest, for contingencies that did not materialize following the completion of tax audits and the expiration of relevant statutes of limitations in the first quarter of 2007. This reversal includes multiple jurisdictions and multiple tax years up to and including the year 2000. This reversal reduced the Company's effective income tax rate by 7.0%. Also, in the first nine months of 2007, income tax expense was increased by $14.0 million for the tax effect on the gain related to the PolyMask transaction on February 9, 2007. This gain increased the Company's effective income tax rate by 0.6%. The Company expects its full year effective income tax rate to be 25.2% including the impact of the items noted above.

        For the third quarter and the first nine months of 2007, the effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the reversal of the tax accruals and related interest noted above and, to a lesser extent, the lower net effective income tax rate on foreign earnings, partially offset by state income taxes.

        For the third quarter and the first nine months of 2006, the effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the lower net effective income tax rate on foreign earnings, partially offset by the effect of state income taxes.

        On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes." As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits. At September 30, 2007, the Company classified $13.3 million of unrecognized tax benefits and related interest in other liabilities on the condensed consolidated balance sheets, which were previously classified as income taxes payable before the adoption of FIN 48. The Company cannot reasonably estimate the period of settlement with the respective tax authorities. See "FIN 48," of Note 10, "Income Taxes," of Notes to Condensed Consolidated Financial Statements for additional information.

Liquidity and Capital Resources

        The information in this section sets forth material changes in and updates to material information contained in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and should be read in conjunction with that discussion. Accordingly, the discussion that follows contains:

  •
  an updated description of the Company's material commitments and contingencies;

  •
  an updated description of the Company's principal sources of liquidity;

  •
  an updated description of the Company's outstanding indebtedness;

  •
  an analysis of the Company's historical cash flows for the nine months ended September 30, 2007;

  •
  an updated description of the Company's derivative financial instruments; and

  •
  a description of changes in the Company's shareholders' equity for the nine months ended September 30, 2007.

Material Commitments and Contingencies

Asbestos Settlement and Related Costs

        The Company recorded a charge of $850.1 million in the fourth quarter of 2002, of which $512.5 million covers a cash payment that the Company is required to make upon the effectiveness of a plan of reorganization in the bankruptcy of W.R. Grace & Co. The Company did not use cash in any period with respect to this liability, and the Company cannot predict when it will be required to make this payment. The Company currently expects to fund this payment by using a combination of accumulated cash, future cash flows from operations and funds available under its $500.0 million senior unsecured multi-currency credit facility or its accounts receivable securitization program, both described below, or a combination of these alternatives. The cash payment of $512.5 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. The Company has recorded this accrued interest in other current liabilities in its condensed consolidated balance sheets, and these amounts were $149.7 million at September 30, 2007 and $123.5 million at December 31, 2006.

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, "Commitments and Contingencies," of Notes to Condensed Consolidated Financial Statements under the caption "Asbestos Settlement and Related Costs" is incorporated herein by reference.

Cryovac Transaction; Contingencies Related to the Cryovac Transaction

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, "Commitments and Contingencies," of Notes to Condensed Consolidated Financial Statements under the caption "Cryovac Transaction; Contingencies Related to the Cryovac Transaction" is incorporated herein by reference.

Compliance Matters

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, "Commitments and Contingencies," of Notes to Condensed Consolidated Financial Statements under the caption "Compliance Matters" is incorporated herein by reference.

Principal Sources of Liquidity

        The Company requires cash to pay its operating expenses, make capital expenditures and service its debt and other long-term liabilities. The Company's principal sources of liquidity are cash flows from operations, accumulated cash and short-term investments, and amounts available under its existing lines of credit described below, including the credit facility and the ANZ facility, and its accounts receivable securitization program.

Cash and Cash Equivalents and Short-Term Investments—Available-for-Sale Securities

        The following table summarizes the Company's accumulated cash and cash equivalents and short-term investments (dollars in millions):

	September 30, 2007	December 31, 2006	% Increase (Decrease)
Cash and cash equivalents	$374.5	$373.1	—%
Short-term investments—available-for-sale securities(1)	44.7	33.9	32

Total	$419.2	$407.0	3%

    (1)
    See Note 3, "Short-Term Investments—Available-for-Sale Securities," of Notes to Condensed Consolidated Financial Statements, which describes these short-term investments.

Cash Flows from Operations

        The Company expects that it will continue to generate significant cash flows from operations. See "Analysis of Historical Cash Flows" below.

Lines of Credit

        The following table summarizes the Company's available lines of credit and committed and uncommitted lines of credit, including the credit lines discussed below, at September 30, 2007 and December 31, 2006 (in millions):

	September 30, 2007	December 31, 2006
Used lines of credit	$43.7	$30.4
Unused lined of credit	822.7	810.6

Total available lines of credit	$866.4	$841.0

Available lines of credit—committed	$648.5	$632.9
Available lines of credit—uncommitted	217.9	208.1

Total available lines of credit	$866.4	$841.0

        The Company's principal credit lines were all committed and consisted of the credit facility and the ANZ facility. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

Revolving Credit Facilities

        The Credit Facility—The Company has not borrowed under its $500.0 million unsecured multi-currency revolving credit facility since its inception in July 2005. In June 2007, the Company extended the maturity of this facility through July 2012 for a commitment amount of $500.0 million. This extension was effective July 26, 2007.

        ANZ Facility—The Company has a 170.0 million Australian dollar, dual-currency revolving credit facility, known as the ANZ facility, equivalent to U.S. $148.5 million at September 30, 2007, due March 2010. The Company did not borrow under the ANZ facility during the first nine months of 2007.

        See Note 7, "Debt and Credit Facilities," of Notes to Condensed Consolidated Financial Statements for further discussion.

Accounts Receivable Securitization Program

        The Company's $125.0 million receivables program has an expiration date of December 7, 2007. The Company expects to extend the existing receivables program or replace it with a new receivables program prior to the expiration date. The receivables program contains financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these covenants at September 30, 2007.

        The Company's receivables funding subsidiary did not sell any receivables interests under the receivables program during the first nine months of 2007, and therefore the Company did not remove any related amounts from the consolidated assets reflected on the Company's condensed consolidated balance sheet at September 30, 2007.

        See Note 4, "Accounts Receivable Securitization Program," of Notes to Condensed Consolidated Financial Statements for additional information concerning this program.

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

Outstanding Indebtedness

        The Company's total debt outstanding consisted of the amounts set forth on the following table (dollars in millions):

	September 30, 2007	December 31, 2006
Short-term borrowings	$33.8	$20.2
Current portion of long-term debt	302.5	5.5

Total current debt	336.3	25.7
Total long-term debt, less current portion	1,532.8	1,826.6

Total debt	$1,869.1	$1,852.3

        The Company's current portion of long-term debt increased due to the reclassification of the 5.375% senior notes with a face value of $300.0 million as a current liability since these senior notes mature in April 2008. Included in the Company's long-term debt is approximately $1,505.8 million of senior notes with various maturities. See Note 7, "Debt and Credit Facilities," of Notes to Condensed Consolidated Financial Statements for additional information on the Company's debt.

Analysis of Historical Cash Flows

        The following table summarizes the Company's changes in cash flows for the first nine months of 2007 and 2006 (dollars in millions):

	September 30, 2007	September 30, 2006	% Increase (Decrease)
Net cash provided by operating activities	$223.5	$293.8	(24)%
Net cash used in investing activities	(182.3)	(194.7)	(6)
Net cash used in financing activities	(44.1)	(342.9)	(87)

Net Cash Provided by Operating Activities

        The $70.3 million decrease in cash provided from operating activities was primarily due to the following factors:

  •
  a decrease in cash generated from receivables, net, of $32.3 million primarily due to the increase in net sales. The decrease in cash generated from receivables was also due to an increase of $13.0 million for value-added-tax receivables related to the Company's international business;

  •
  an increase in cash used for inventory of $26.3 million primarily due to higher inventory levels of $20.1 million to support international sales growth; and

  •
  an increase of $45.3 million in cash used for income tax payments. Income tax payments were $149.1 million in 2007, including the $14.0 million tax impact of the PolyMask transaction, compared with $103.8 million in 2006;

  partially offset by;

  •
  an increase in net earnings adjusted for non-cash activity of $47.5 million.

Net Cash Used in Investing Activities

        The $12.4 million decrease in cash used for investing activities was primarily due to the following:

  •
  $36.0 million of cash received in 2007 for the PolyMask transaction;

  •
  a reduction in cash used for businesses acquired in 2007 of $19.4 million. In 2007 the Company used an aggregate of $32.6 million of cash primarily to acquire Alga Plastics in August 2007 and Pack Tiger in January 2007. In 2006 the Company used $41.2 million of cash to acquire Nelipak Holdings B.V.; and

  •
  a decrease in net purchases of available-for-sale securities of $29.7 million;

  partially offset by;

  •
  an increase of $47.3 million in capital expenditures. Capital expenditures were $157.8 million in 2007, which included $45.3 million related to the Company's global manufacturing strategy. Capital expenditures were $110.5 million in 2006, which included $7.3 million related to the Company's global manufacturing strategy; and

  •
  an increase of $12.0 million of cash used in other investing activities primarily due to the Company's acquisition of the Teknik Plastik joint venture in September 2007.

        The Company expects to continue to invest capital as it deems appropriate to expand its business, to replace depreciating property, plant and equipment, to acquire new manufacturing technology and to improve productivity. Taking into account capital expenditures in 2007 of $60.0 to $80.0 million on the Company's global manufacturing strategy, the Company expects total capital expenditures in 2007 to be approximately $200.0 million. This projection is based upon the Company's capital expenditure budget for 2007, the status of approved but not yet completed capital projects, anticipated future projects including the implementation of the Company's global manufacturing strategy and historic spending trends.

Net Cash Used in Financing Activities

        The $298.8 million decrease in cash used for financing activities was primarily due to the following:

  •
  net debt proceeds in 2007 of $10.6 million compared with net debt repayments of $258.5 million in 2006. Net debt proceeds in 2007 include net proceeds from short-term borrowings of $13.3 million, partially offset by the net repayment of $2.7 million of long-term debt. The net debt repayments in 2006 primarily consists of $251.7 million due to the retirement of the 5.625% Euro notes in July 2006 and repayment of $8.0 million of the debt assumed in the Nelipak Holdings B.V. acquisition, partially offset by proceeds from long-term debt of $22.1 million;

  •
  a decrease in cash used in 2007 for the repurchase of the Company's common stock, as discussed in "Repurchases of Capital Stock" below. Cash used was $6.8 million in 2007, as compared to $49.7 million in 2006;

  partially offset by;

  •
  higher cash payments for dividends on the Company's common stock of $11.9 million in 2007 compared with 2006, primarily due to the increase in the cash dividend per common share in 2007 as discussed above. The Company used cash of $48.4 million in 2007 to pay its quarterly cash dividends compared with $36.5 million in 2006.

Repurchases of Capital Stock

        During the first nine months of 2007, the Company repurchased 216,000 shares of its common stock, par value $0.10 per share, in open market purchases at a cost of $6.8 million. The average price per share of these common stock repurchases was $31.55. During the same period of 2006, the Company repurchased 2,002,400 shares of its common stock in open market purchases at a cost of $49.7 million. The average price per share of these common stock repurchases was $24.82. The 2006 repurchases have been adjusted for the two-for-one stock split in 2007.

        Share repurchases were made under a program previously adopted by the Company's Board of Directors. The share repurchase program authorized the repurchase of up to 33,954,294 shares (as adjusted for the two-for-one stock split) of common stock, which included the Series A convertible preferred stock on an as-converted basis prior to its redemption in 2003. Prior to the program's termination on August 9, 2007 described below, the Company had repurchased 30,969,142 shares (as adjusted for the two-for-one stock split) of common stock and preferred stock on an as-converted basis, and the remaining repurchase authorization covered 2,985,152 shares (as adjusted for the two-for-one stock split) of common stock.

        On August 9, 2007, the Company announced that its Board of Directors had approved a new share repurchase program, authorizing the Company to repurchase in the aggregate up to 20 million shares of its issued and outstanding common stock. This new program replaced the Company's prior share repurchase program discussed above, which was terminated. The Company has not repurchased any shares of the Company's common stock under this new program, leaving the entire 20 million shares of common stock authorized for repurchase under this program. This new program has no set expiration date, and the Company may from time to time continue to repurchase its common stock.

Changes in Working Capital

        At September 30, 2007, working capital (current assets less current liabilities) was $244.9 million compared with $350.6 million at December 31, 2006. The $105.7 million, or 30%, decrease in the Company's working capital during the first nine months of 2007 resulted primarily from the following changes:

  •
  an increase in short-term borrowings of $13.6 million;

  •
  an increase in accounts payable of $28.3 million, primarily due to the timing of payments;

  •
  an increase in other current liabilities of $35.6 million, primarily due to an increase in accrued interest of $26.2 million during 2007 related to the Company's liability under the asbestos settlement agreement; and

  •
  the reclassification of the outstanding balance of the 5.375% senior notes with a face value of $300.0 million as a current liability due to the senior notes maturing in April 2008;

  partially offset by;

  •
  an increase of $12.2 million in cash and cash equivalents and short-term investments due to cash flow generated from operations;

  •
  an increase in receivables, net, of $70.7 million primarily due to foreign currency translation of $31.9 million and the increase in net sales;

  •
  an increase in inventory of $94.8 million primarily due to foreign currency translation of $21.2 million and higher inventory levels to support international sales growth; and

  •
  a decrease in income taxes payable of $86.2 million principally due to the following factors:

  •
  the reversal of $34.4 million of tax accruals, and related interest, for contingencies that did not materialize due to outcomes of tax audits and the expiration of relevant statutes of limitations;

  •
  income tax payments in 2007 of $149.1 million; and

  •
  $22.1 million from the classification of income taxes payable to non-current liabilities in connection with the required adoption of FASB Interpretation of No. 48, "Accounting for Uncertainty in Income Taxes." See Note 10, "Income Taxes," of Notes to Condensed Consolidated Financial Statements for further information.

        The decrease in income taxes payable was partially offset by income tax expense of $79.7 million on 2007 earnings, including the $14.0 million impact of the PolyMask transaction.

Current and Quick Ratios

        The ratio of current assets to current liabilities, known as the current ratio, was 1.1 at September 30, 2007 and 1.2 at December 31, 2006. The ratio of current assets less inventory to current liabilities, known as the quick ratio, was 0.8 at September 30, 2007 and 0.9 at December 31, 2006.

Derivative Financial Instruments

Interest Rate Swaps

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 8, "Derivatives and Hedging Activities," of Notes to Condensed Consolidated Financial Statements under the caption "Interest Rate Swaps" is incorporated herein by reference.

Foreign Currency Forward Contracts

        At September 30, 2007, the Company was party to foreign currency forward contracts, which did not have a significant impact on the Company's liquidity.

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 8, "Derivatives and Hedging Activities," of Notes to Condensed Consolidated Financial Statements under the caption "Foreign Currency Forward Contracts" is incorporated herein by reference.

        For further discussion about these contracts and other financial instruments, see Part I, Item 3, "Quantitative and Qualitative Disclosures about Market Risk."

Shareholders' Equity

        The Company's shareholders' equity was $1,967.4 million at September 30, 2007 and $1,654.8 million at December 31, 2006.

        Shareholders' equity increased $312.6 million, or 19%, in the first nine months of 2007 primarily due to the following:

  •
  net earnings of $273.3 million; and

  •
  positive foreign currency translation adjustment of $78.2 million;

  partially offset by;

  •
  dividends paid on common stock of $48.4 million.

Recently Issued Accounting Standards

        The Company is subject to recently issued statements of financial accounting standards, accounting guidance and disclosure requirements. Note 16, "New Accounting Pronouncements," of Notes to Condensed Consolidated Financial Statements, which is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q describes these new accounting pronouncements and is incorporated herein by reference.

Critical Accounting Policies and Estimates

        The Company's discussion and analysis of its consolidated financial condition and results of operations are based upon its consolidated financial statements, which are prepared in accordance with U.S. GAAP. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.

        Estimates and assumptions are evaluated on an ongoing basis and are based on all available evidence, including historical experience and other factors believed to be reasonable under the circumstances. To derive these estimates and assumptions, management draws from those available sources that can best contribute to its efforts. These sources include the Company's officers and other employees, outside consultants and legal counsel, experts and actuaries. In addition, the Company uses internally generated reports and statistics, such as aging of accounts receivable, as well as outside sources such as government statistics, industry reports and third-party research studies. The results of these estimates and assumptions may form the basis of the carrying value of assets and liabilities and may not be readily apparent from other sources. Actual results may differ from estimates under conditions and circumstances different from those assumed, and any such differences may be material to the Company's consolidated financial statements.

        The Company believes the following accounting policies are critical to its business operations and the understanding of its consolidated results of operations and affect the more significant judgments and estimates used in the preparation of its consolidated financial statements. The critical accounting policies discussed below should be read together with the Company's significant accounting policies set forth in Item 8 of Part II of the Company's Form 10-K for the fiscal year ended December 31, 2006, in Note 2, "Summary of Significant Accounting Policies," of Notes to Consolidated Financial Statements.

        Accounts Receivable and Allowance for Doubtful Accounts—In the normal course of business, the Company extends credit to its customers if they satisfy pre-defined credit criteria. The Company maintains an accounts receivable allowance for estimated losses resulting from the failure of its customers to make required payments. An additional allowance may be required if the financial condition of the Company's customers deteriorates. The allowance for doubtful accounts is maintained at a level that management assesses to be appropriate to absorb estimated losses in the accounts receivable portfolio. The allowance for doubtful accounts is reviewed quarterly, and changes to the allowance are made through the provision for bad debts, which is included in marketing, administrative and development expenses on the Company's consolidated statements of operations. These changes may reflect changes in economic, business and market conditions. The allowance is increased by the provision for bad debts and decreased by the amount of charge-offs, net of recoveries.

        The provision for bad debts charged against operating results is based on several factors including, but not limited to, a regular assessment of the collectibility of specific customer balances, the length of time a receivable is past due and the Company's historical experience with its customers. In circumstances where a specific customer's inability to meet its financial obligations is known, the Company records a specific provision for bad debt against amounts due thereby reducing the receivable to the amount the Company reasonably assesses will be collected. If circumstances change, such as higher than expected defaults or an unexpected material adverse change in a major customer's ability to pay, the Company's estimates of recoverability could be reduced by a material amount.

        Commitments and Contingencies—Litigation—On an ongoing basis, the Company assesses the potential liabilities and costs related to any lawsuits or claims brought against it. The Company accrues a liability when it believes a loss is probable and when the amount of loss can be reasonably estimated. Litigation proceedings are evaluated on a case-by-case basis considering the available information, including that received from legal counsel, to assess potential outcomes. While it is typically very difficult to determine the timing and ultimate outcome of these actions, the Company uses its best judgment to determine if it is probable that it will incur an expense related to the settlement or final adjudication of these matters and whether a reasonable estimation of the probable loss, if any, can be made. In assessing probable losses, the Company considers insurance recoveries, if any. The Company expenses legal costs, including those legal costs expected to be incurred in connection with a loss contingency, as incurred. The Company has in the past adjusted existing accruals as proceedings have continued, been settled or otherwise provided further information on which the Company could review the likelihood of outflows of resources and their measurability, and the Company expects to do so in future periods. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recovery, it is possible that disputed matters may be resolved for amounts materially different from any provisions or disclosures that the Company has previously made.

        Impairment of Long-Lived Assets—The determination of the value of long-lived assets requires management to make assumptions and estimates that affect the Company's consolidated financial statements. The Company periodically reviews long-lived assets, other than goodwill, for impairment whenever there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Goodwill, in accordance with SFAS No. 142, is reviewed for possible impairment at least annually during the fourth quarter of each fiscal year. A review of goodwill may be initiated prior to conducting the annual analysis if there is evidence that events or changes in circumstances indicate that the carrying value of goodwill may be impaired.

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

        Self-Insurance—The Company retains the obligation for specified claims and losses related to property, casualty, workers' compensation and employee benefit claims. The Company accrues for outstanding reported claims and claims that have been incurred but not reported based upon management's estimates of the aggregate liability for retained losses using historical experience, insurance company estimates and the estimated trends in claim values. The Company's estimates include management's and independent insurance companies' assumptions regarding economic conditions, the frequency and severity of claims and claim development patterns and settlement practices. These estimates and assumptions are monitored and evaluated on a periodic basis by management and are adjusted when warranted by changing circumstances. Although management believes it has the ability to adequately project and record estimated claim payments, actual results could differ significantly from the recorded liabilities.

        Pensions—The Company maintains a non-contributory profit sharing plan and a contributory thrift and retirement savings plan in which most U.S. employees of the Company are eligible to participate. For a limited number of its U.S. employees and for some of its international employees, the Company maintains defined benefit pension plans. The Company accounts for these pension plans in accordance with SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." Under this accounting standard, the Company makes assumptions regarding the valuation of projected benefit obligations and the performance of plan assets.

        The projected benefit obligation and the net periodic benefit cost are based on third-party actuarial assumptions and estimates that are reviewed by management on an annual basis. The principal assumptions concern the discount rate used to measure the projected benefit obligation, the expected future rate of return on plan assets and the expected rate of future compensation increases. The Company revises these assumptions based on an annual evaluation of long-term trends and market conditions that may have an impact on the cost of providing retirement benefits. In determining the discount rate, the Company utilizes market conditions and other data sources management considers reasonable based upon the profile of the remaining service life of eligible employees. The expected long-term rate of return on plan assets is determined by taking into consideration the weighted-average expected return on the Company's asset allocation, actuarial asset return data, historical return data, and the current economic environment. The Company believes these considerations provide the basis for reasonable assumptions of the expected long-term rate of return on plan assets. The rate of compensation increase is based on the Company's long-term plans for such increases. The measurement date used to determine the benefit obligation and plan assets is December 31. At December 31, 2006, the projected benefit obligation for U.S. pension plans was $43.2 million and the net periodic benefit cost for the year ended December 31, 2006 was $2.3 million. At December 31, 2006, the projected benefit obligation for international pension plans was $283.0 million and the net periodic benefit cost for the year ended December 31, 2006 was $13.5 million.

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

        In assessing the need for a valuation allowance, the Company estimates future taxable earnings, with consideration for the feasibility of ongoing tax planning strategies and the realizability of tax benefit carry forwards and past operating results, to determine which deferred tax assets are more likely than not to be realized in the future. Changes to tax laws, statutory tax rates and future taxable earnings can have an impact on valuation allowances related to deferred tax assets. In the event that actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance which could have a material impact on the Company's consolidated financial statements.

        In calculating its worldwide provision for income taxes, the Company also evaluates its tax positions for years where the statutes of limitations have not expired. Based on this review, the Company may establish reserves for additional taxes and interest that could be assessed upon examination by relevant tax authorities. The Company adjusts these reserves in light of changing facts and circumstances, including the results of tax audits and changes in tax law. If the payment of additional taxes and interest ultimately proves unnecessary, the reversal of the reserves would result in tax benefits being recognized in the period when the Company determines the reserves are no longer necessary. If an estimate of tax reserves proves to be less than the ultimate assessment, a further charge to income tax expense would result. These adjustments to reserves and related expenses could materially affect the Company's condensed consolidated financial statements.

Non GAAP Information

        The Company's management from time to time presents information that does not conform to U.S. GAAP, including changes in net sales excluding the effects of foreign currency translation, the sale of a minor product line and certain sales related to an acquisition. The Company's management uses changes in net sales excluding the effects of foreign currency translation, the sale of a minor product line and certain sales related to an acquisition to measure the performance of the Company's operations and to aid in the comparison of results. Thus, management believes that this information may be useful to investors. Such measures are also among the criteria upon which performance-based compensation may be determined.

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

        The Company's interest rate swaps are described in Note 8, "Derivatives and Hedging Activities," of Notes to Condensed Consolidated Financial Statements, which is contained in Part I, Item 1 and in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Derivative Financial Instruments—Interest Rate Swaps" contained in Part I, Item 2 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

        At September 30, 2007, the Company had no collars or options outstanding.

        The carrying value of the Company's total debt, which includes the impact of outstanding interest rate swaps, was $1,869.1 million at September 30, 2007 and $1,852.3 million at December 31, 2006. The Company's fixed rate debt, including the impact of interest rate swaps, was $1,527.4 million at September 30, 2007 and $1,529.6 million at December 31, 2006. The fair value of the Company's fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total debt, including the impact of outstanding interest rate swaps, was $1,815.8 million at September 30, 2007 compared with $1,886.7 million at December 31, 2006. A hypothetical 10% decrease in interest rates would result in an increase of $78.2 million in the fair value of the total debt balance at September 30, 2007. These changes in the fair value of the Company's fixed rate debt do not alter the Company's obligations to repay the outstanding principal amount of such debt.

Foreign Exchange Rates

        The Company uses foreign currency forward contracts to fix the amount payable on transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at

September 30, 2007 would have caused the Company to pay approximately $21.6 million to terminate these contracts.

        The Company's foreign currency forward contracts are described in Note 8, "Derivatives and Hedging Activities," of Notes to Condensed Consolidated Financial Statements, which is contained in Part I, Item 1 and in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Derivative Financial Instruments—Foreign Currency Forward Contracts," contained in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, commonly referred to as the "Exchange Act," that are designed to ensure that information required to be disclosed in the Company's reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that the Company's employees accumulate this information and communicate it to the Company's management, including its Chief Executive Officer (its principal executive officer) and its Chief Financial Officer (its principal financial officer), as appropriate, to allow timely decisions regarding the required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily must apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures under Rule 13a-15. The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, supervised and participated in that evaluation. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

        There has not been any change in the Company's internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, "Commitments and Contingencies," of Notes to Condensed Consolidated Financial Statements under the captions "Asbestos Settlement and Related Costs," "Cryovac Transaction; Contingencies Related to the Cryovac Transaction," and "Compliance Matters" is incorporated herein by reference. See also Part I, Item 3, "Legal Proceedings," of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and Part II, Item 1, "Legal Proceedings," of the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2007 and June 30, 2007 as well as the information incorporated by reference in those items.

Item 1A.    Risk Factors.

        See Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There are no material changes from the risk factors that the Company previously disclosed in that Form 10-K. Except as required by the federal securities laws, the Company undertakes no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

Cautionary Statement Regarding Forward-Looking Statements

        The SEC encourages companies to disclose forward-looking statements so that investors can better understand a company's future prospects and make informed investment decisions. Some of the statements made by the Company in this report, in documents incorporated by reference into this report, and in the Company's future oral and written statements may be forward-looking. These statements reflect the Company's beliefs and expectations as to future events and trends affecting the Company's business, its consolidated financial condition and results of operations. These forward-looking statements are based upon the Company's current expectations concerning future events and discuss, among other things, anticipated future performance and future business plans. Forward-looking statements are identified by such words and phrases as "anticipates," "believes," "could be," "estimates," "expects," "intends," "plans to," "will," and similar expressions. Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside the Company's control, which could cause actual results to differ materially from these statements.

        The following are important factors that the Company believes could cause actual results to differ materially from those in the Company's forward-looking statements:

  •
  the implementation of the Company's settlement agreement with the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants in the Grace bankruptcy proceeding; and the effects of the Company being named as a defendant in asbestos-related actions in Canada arising from Grace's activities in Canada prior to 1998;

  •
  raw material pricing, availability, and allocation by suppliers;

  •
  changes in energy-related expenses or disruptions in energy supply;

  •
  the effects of animal and food-related health issues such as bovine spongiform encephalopathy, also known as "mad-cow" disease, foot-and-mouth disease, blue ear and blue tongue disease and avian influenza or "bird-flu," as well as other health issues affecting the food industry or otherwise impacting the Company;

  •
  the numerous risks inherent in the global nature of the Company's operations, including changes in the value of foreign currencies against the U.S. dollar, import/export restrictions, changes in domestic or foreign laws, rules or regulations, governmental or agency actions, inflationary economies, the economic, political, business and market conditions in the geographic areas in which it conducts business, and potentially greater exposure to acts and effects of war or terrorism;

  •
  the costs and success of the Company's growth, profitability and global manufacturing strategies, including the savings obtained from the execution of these strategies;

  •
  the Company's reliance on distributions or advances from its subsidiaries;

  •
  the volatility of the Company's common stock price, potential volume sales and the concentration of voting power in large holdings;

  •
  legal and environmental proceedings, claims and matters involving the Company;

  •
  factors affecting the customers, industries and markets that use the Company's packaging materials and systems, including trends affecting demand for particular types of packaging;

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

  •
  the magnitude and timing of the Company's capital expenditures and the value ultimately generated from those expenditures;

  •
  the costs and results of any exit and disposal activities and restructuring programs that the Company may undertake;

  •
  the Company's working capital management proficiency;

  •
  the effect on the Company of new pronouncements by regulatory and accounting authorities; and

  •
  natural disasters, health crises, epidemics and pandemics.

        Except as required by the federal securities laws, the Company undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

  (c)
  Issuer Purchases of Equity Securities

        The table below sets forth the total number of shares of the Company's common stock, par value $0.10 per share, that the Company repurchased in each month of the quarter ended September 30,

2007, the average price paid per share and the maximum number of shares that may yet be purchased under the Company's publicly announced plans or programs.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2) (3)
Balance as of June 30, 2007				3,060,752
July 1, 2007 through July 31, 2007	89,600	$30.65	75,600	2,985,152
August 1, 2007 through August 31, 2007(3)	9,845	—	—	20,000,000
September 1, 2007 through September 30, 2007	1,000	—	—
Total	100,445	$30.65	75,600	20,000,000

(1)
The Company purchased all shares during the quarter ended September 30, 2007 pursuant to its then-effective publicly announced program (described below and under the caption, "Repurchases of Capital Stock," in "Management's Discussion and Analysis of Financial Condition and Results of Operations," set forth in Part I, Item 2 of this quarterly report on Form 10-Q), except for (a) 8,745 shares withheld in August 2007 from awards under the Company's 1998 contingent stock plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having the Company withhold shares from an award under that plan, (b) 8,000 shares repurchased in July 2007 and 500 shares repurchased in August 2007 pursuant to the repurchase option provision of its 1998 contingent stock plan, and (c) 6,000 shares reacquired in July 2007, 600 shares reacquired in August 2007 and 1,000 shares reacquired in September 2007 pursuant to the forfeiture provision of the Company's 2005 contingent stock plan. The price calculations in column (b) in the table above only include shares purchased as part of its publicly announced program and do not include commissions. For shares withheld for tax withholding obligations or other legally required charges, the Company withholds shares at a price equal to their fair market value, which was an average of $24.60 per share for the 8,745 shares mentioned above. In accordance with the repurchase option provision of its 1998 contingent stock plan, the Company repurchased the 8,500 shares mentioned above at the issue price of the shares, which was $0.50 per share, after adjusting for the two-for-one stock split in 2007. There is no similar purchase price for the 7,600 shares mentioned above that were reacquired by the Company pursuant to the relevant provisions of the 2005 contingent stock plans as those shares are simply forfeited.

(2)
On June 29, 1998, the Company announced that its Board of Directors had authorized the purchase of up to five percent of the Company's then issued and outstanding capital stock on an as-converted basis. On April 14, 2000, the Company announced that its Board of Directors had authorized the purchase of up to an additional five percent of the Company's issued and outstanding capital stock as of March 31, 2000 on an as-converted basis. On November 3, 2000, the Company announced that its Board of Directors had authorized the purchase of up to an additional five percent of the Company's issued and outstanding capital stock as of October 31, 2000 on an as-converted basis. At the time of these authorizations, the Company's capital stock comprised its common stock and its Series A convertible preferred stock. Prior to its redemption in July 2003, each share of the Company's Series A convertible preferred stock was convertible into 0.885 shares of the Company's common stock. These authorizations composed a single program, which had no set expiration date. As of the close of business on July 31, 2007, the Company had been authorized to repurchase 33,954,294 shares of the Company's common stock under this program and it had repurchased 30,969,142 shares (including preferred shares on an as-converted basis), leaving 2,985,152 shares of common stock authorized for repurchase under the program.

(3)
On August 9, 2007, the Company announced that its Board of Directors had approved a new share repurchase program, authorizing the Company to repurchase in the aggregate up to 20 million shares of its issued and outstanding common stock. This new program replaced the Company's prior share repurchase program discussed above, which was terminated. The Company has not repurchased any shares of the Company's common stock under this new program, leaving the entire 20 million shares of common stock authorized for repurchase under this program. This new program has no set expiration date.

Item 6.    Exhibits.

Exhibit Number	Description
3.1
Unofficial Composite Amended and Restated Certificate of Incorporation of the Company, as currently in effect. (Exhibit 3.1 to the Company's Registration Statement on Form S-3, Registration No. 333-108544, is incorporated herein by reference.)
3.2
Amended and Restated By-Laws of the Company as currently in effect. (Exhibit 3.1 to the Company's Current Report on Form 8-K, Date of Report February 16, 2007, File No. 1-12139, is incorporated herein by reference.)
31.1	Certification of William V. Hickey pursuant to Rule 13a-14(a), dated November 5, 2007.
31.2	Certification of David H. Kelsey pursuant to Rule 13a-14(a), dated November 5, 2007.
32	Certification of William V. Hickey and David H. Kelsey, pursuant to 18 U.S.C. § 1350, dated November 5, 2007.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEALED AIR CORPORATION (Registrant)
Date: November 5, 2007	By:	/s/ JEFFREY S. WARREN Jeffrey S. Warren Controller (Duly Authorized Executive Officer and Chief Accounting Officer)