Form 10-K
period 2007-12-31
SEALED AIR CORP/DE
filed 2008-02-29
CIK 1012100

Use these links to rapidly review the document
TABLE OF CONTENTS
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-12139

SEALED AIR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	65-0654331 (I.R.S. Employer Identification Number)
200 Riverfront Boulevard, Elmwood Park, New Jersey (Address of Principal Executive Offices)	07407-1033 (Zip Code)
Registrant's Telephone Number, including Area Code: (201) 791-7600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.10 per share	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 29, 2007, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $4,919,000,000, based on the closing sale price as reported on the New York Stock Exchange.

         There were 161,607,030 shares of the registrant's common stock, par value $0.10 per share, issued and outstanding as of January 31, 2008.

         DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's definitive proxy statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SEALED AIR CORPORATION AND SUBSIDIARIES

PART I

Item 1.    Business

        Sealed Air Corporation (the "Company"), operating through its subsidiaries, is a leading global innovator and manufacturer of a wide range of packaging and performance-based materials and equipment systems that serve an array of food, industrial, medical and consumer applications.

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

Segments

        During 2007, the Company expanded and realigned its segment reporting to reflect its growth strategies both in core markets and in new business opportunities. This new structure reflects the way management now makes operating decisions and manages the growth and profitability of its business. It also corresponds with management's current approach to allocating resources and assessing the performance of the Company's segments. As a result, the Company now reports business segment information as described below. The Company's business segment information is reported in accordance with the provisions of Financial Accounting Standards Board, or FASB, Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," or SFAS No. 131. Information concerning the Company's reportable segments, including net sales, operating profit and assets, appears in Note 3 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

        The Company's initiatives include developing technologies and innovative products for food, protective and medical packaging applications as well as identifying new performance solutions involving specialty materials and renewable products. The Company's segment reporting reflects evolving market trends, its organizational structure and its overall business strategy, which is focused on emphasizing opportunities for profitable growth. The Company believes this new structure will provide its stockholders and the financial community with greater insight into its platform strategies and growing capabilities.

        The discussion that follows contains:

  •
  The Company's Former Reportable Segments

  •
  The Company's New Reportable Segments

  •
  Descriptions of the New Reportable Segments and Other

  The Company's Former Reportable Segments

        Prior to 2007, the Company operated in two reportable business segments: (1) Food Packaging and (2) Protective Packaging. The Food Packaging segment comprised primarily the Company's Cryovac® food packaging products. The Protective Packaging segment included the aggregation of the Company's protective packaging products and shrink packaging products.

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

        The "Other" category includes specialty materials, medical applications and new ventures, which includes renewable products. The Company previously included specialty materials and new ventures in both the Food Packaging and Protective Packaging segments, whereas medical applications were previously included in the Food Packaging segment.

  Descriptions of the New Reportable Segments and Other

Food Packaging

        This new segment focuses on industrial food packaging and is driven by developments in technologies that enable food processors to package and ship fresh and processed meats and cheeses effectively through their supply chain.

        In this segment, the Company offers shrink bags to vacuum package many fresh food products, including beef, pork, lamb, poultry and seafood, as well as cheese and smoked and processed meats. In addition, the Company provides packaging materials for cook-in applications, predominately for the deli and foodservice businesses. The Company also offers a wide range of laminated and coextruded rollstock packaging materials utilized in thermoforming and form, fill and seal applications. These materials provide an effective packaging alternative for a variety of fresh meat, smoked and processed meat, seafood, poultry and cheese applications. For some applications, this segment offers trays as part of its packaging format. The Company also sells associated packaging systems, including bag loaders, dispensers and vacuum chamber systems. Last year, the Company launched its NatureTRAY™ food packaging tray made entirely from a 100% annually renewable resource. The Company primarily sells the products in this reportable segment to food processors, distributors, supermarket retailers and foodservice businesses. The products in this segment are marketed and sold primarily under the Cryovac® trademark. New products in Food Packaging in 2007 included Marinade-on-Demand™ packaging and Freshness Plus™ oxygen scavenging technologies.

Food Solutions

        This new segment targets advancements in food packaging technologies that provide consumers fresh, consistently prepared, high-quality meals either from foodservice outlets or from expanding retail cases at grocery stores.

        The Company's Food Solutions segment focuses on case-ready packaging, ready meals and vertical pouch packaging. The Company's case-ready offerings are utilized in the centralized packaging of various proteins, including beef, lamb, poultry, smoked and processed meats, seafood and cheese, for retail sale at the consumer level. For foodservice applications, the Company provides vertical pouch packaging for packaging flowable food products, including soups and sauces, salads, meats, toppings and syrups. These product offerings include film and filling systems for products utilizing hot and ambient, retort and aseptic processing methods. In the ready meals category, the Company offers the Simple Steps® package, a microwavable package designed with vacuum skin packaging technology and a unique self-venting feature. It also offers a flex-tray-flex package, which is an oven-compatible package that utilizes skin-pack technology. This segment also provides packaging solutions for produce, bakery goods and pizza, including the PizzaFresh™ offering. Another recent addition to the offerings is the line of Entapack® intermediate bulk container products, which are used in the food, beverage and industrial processing industries for storage and transportation of primarily liquid material. The Company also manufactures and sells absorbent pads used for food packaging, such as its Dri-Loc® absorbent pads. The Company sells foam and solid plastic trays and containers that customers use to package a wide variety of food products. This segment sells related packaging systems, including vertical pouch packaging systems. The Company primarily sells the products in this reportable segment to food processors, distributors, supermarket retailers and foodservice businesses. In addition to the trademarks referenced above, the Company sells products in this segment under the Cryovac® and Darfresh® trademarks, among others.

Protective Packaging

        This new segment includes core protective packaging technologies and solutions aimed at traditional industrial applications while increasing emphasis on consumer-oriented packaging solutions. This segment includes the aggregation of the Company's protective packaging products and shrink packaging products.

        The Company manufactures and markets Bubble Wrap® and AirCap® air cellular packaging materials, which consist of air encapsulated between two layers of plastic film, each containing a barrier layer to retard air loss. This material forms a pneumatic cushion to protect products from damage through shock or vibration during shipment. Also, the Company sells performance shrink films under the Cryovac®, Opti® and CorTuff® trademarks for product display and merchandising applications. Customers use these films to "shrink-wrap" a wide assortment of industrial and consumer products. The Company offers Shanklin® and Opti® shrink packaging systems for these applications. The Company's Instapak® polyurethane foam packaging systems, which consist of proprietary blends of polyurethane chemicals, high performance polyolefin films and specially designed dispensing equipment, provide protective packaging for a wide variety of applications. The Company manufactures and markets Jiffy® protective mailers and other durable mailers and bags in several standard sizes. The Company's principal protective mailers are lightweight, tear-resistant mailers marketed under various trademarks, including Jiffylite®, Mail Lite® and TuffGard®, lined with air cellular cushioning material, as well as the widely used Jiffy® padded mailers made from recycled kraft paper padded with macerated recycled newspaper. The Company's durable mailers and bags, composed of multi-layered polyolefin film, are lightweight, water-resistant and puncture-resistant. The Company markets these mailers and bags under the Jiffy® ShurTuff® trademarks and other brands. The Company also manufactures and sells the PackTiger™ paper cushioning system and other paper packaging products under the trademarks Kushion Kraft®, Custom Wrap™, Jiffy Packaging™ and Void Kraft™. Korrvu® packaging is the Company's suspension and retention packaging offering.

        Additionally, the Company offers inflatable packaging systems. Its Fill-Air® inflatable packaging system converts rolls of polyethylene film into continuous perforated chains of air-filled cushions. The Company's Fill-Air® RF system consists of a compact, portable inflator and self-sealing inflatable plastic bags. In addition, its NewAir I.B.® 200 and high speed 600 packaging systems provide on-site, on-demand Barrier Bubble® cushioning material. The Company also markets its PriorityPak™ system, a high-speed product containment and protective packaging solution with advance sensor technology, to mail-order and internet fulfillment applications. The Company produces and markets converting systems that convert some of the Company's packaging materials, such as air cellular cushioning materials, thin polyethylene foam and paper, into sheets of a pre-selected size and quantity, or in the case of the Company's recycled kraft paper, into paper dunnage material. The Company's FillTeck™ line of equipment and materials is marketed for applications requiring on-site production of high performance air-filled quilted cushioning material. The Company primarily sells products in this segment to distributors and manufacturers in a wide variety of industries.

Other

        The new "Other" category focuses on growth into newer markets. These markets include specialty materials for non-packaging applications such as insulation and products for value-added medical applications. Additionally, this category focuses on new ventures, such as products sourced from renewable materials.

  Specialty Materials

        The Company's specialty materials operations are focused upon expanding the Company's products and technologies into new market sectors and user applications. Products such as coextruded and laminated barrier films and extruded polyolefin and polystyrene foams are being developed as customized performance solutions to improve the performance of customers' products. CelluPlank® and Cellu-Cushion® special density foams and Stratocell® laminated polyethylene foams are used by fabricators and converters in a wide range of non-packaging applications and market segments. Additional products including foams, films and composite materials are used largely in performance component applications that are sold to manufacturers and wholesalers in a wide variety of industries. Products in this category may be used for transportation (including cold-chain, or temperature-controlled supply chain), construction (including floor underlay and insulation), sporting goods, structural coring and personal care. In 2007, the Company completed the acquisition of certain assets related to the Ethafoam® and related polyethylene foam product lines.

        During 2007, the Company acquired a majority interest in NanoPore Insulation LLC, a U.S.-based developer of super-insulation products utilizing vacuum insulated panel technology. This acquisition will broaden the Company's existing specialty materials capabilities allowing the Company to pursue new market opportunities with customized insulation solutions that provide energy efficiency for both packaging and non-packaging applications.

  Medical Applications

        The Company's medical applications products include flexible films, tubing and connectors for use in manufacturing bags and pouches for a wide variety of medical applications including ostomy, IV and solution drug therapy, and medical device packaging, as well as custom designed, rigid thermoformed packaging materials for medical devices and technical products. The Company also sells sealing equipment to seal thermoformed trays to lidding materials. Medical applications products are sold directly to medical device manufacturers and pharmaceutical companies and to the contract packaging firms that supply them.

        During 2007, the Company acquired Alga Plastics Company, which designs and manufactures rigid packaging for medical, consumer, and industrial applications. This acquisition enables the Company to build on its presence in the highly technical field of medical device packaging and accelerate geographic expansion of its rigid tray, sealing machine and design service business in the U.S.

        The Company's flexible materials can be coextruded films, produced by combining two or more resins into a multi-layered film, or laminated to other films to provide additional properties. The rigid thermoformed plastic trays are formed using heat and pressure to shape polyolefin and other petrochemical-based rollstock into custom designed configurations.

  New Ventures

        This category includes products sourced from renewable materials. Through its Biosphere venture, the Company is developing packaging materials from renewable resources. The Company's goal is to advance Biosphere's expanding line of renewable food and industrial packaging products. Also, the Company is sourcing and developing renewable materials and technologies from third-party companies to broaden its offerings in this emerging packaging category. The Company intends to sell these products to a wide variety of customers, such as food processors, distributors, supermarket retailers and foodservice businesses.

Foreign Operations

        The Company operates in the United States and in the 50 other countries listed below, and its products are distributed in those countries as well as in other parts of the world.

Americas	Europe, Middle East and Africa			Asia-Pacific
Argentina	Belgium	Italy	Turkey	Australia
Brazil	Botswana	Luxembourg	Ukraine	China
Canada	Czech Republic	Netherlands	United Kingdom	India
Chile	Denmark	Norway		Indonesia
Colombia	Finland	Poland		Japan
Costa Rica	France	Portugal		Malaysia
Ecuador	Germany	Romania		New Zealand
Guatemala	Greece	Russia		Philippines
Mexico	Hungary	South Africa		Singapore
Peru	Ireland	Spain		South Korea
Uruguay	Israel	Sweden		Taiwan
Venezuela		Switzerland		Thailand

        In maintaining its foreign operations, the Company faces risks inherent in these operations, such as those of currency fluctuations. Information on currency exchange risk appears in Part II, Item 7A of this Annual Report on Form 10-K, which information is incorporated herein by reference. Financial information about geographic areas setting forth net sales and total long-lived assets for each of the years in the three-year period ended December 31, 2007 appears in Note 3 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference. The Company maintains programs to comply with the various laws, rules and regulations that it may be subject to in the many countries in which it operates. See "Environmental Matters," below.

Marketing, Distribution and Customers

        The Company employs approximately 2,100 sales, marketing and customer service personnel throughout the world who sell and market the Company's products to and through a large number of distributors, fabricators and converters, as well as directly to end users such as food processors, food service businesses, and manufacturers. In some instances the Company offers tray products and containers and other products that are fabricated by other manufacturers.

        To support its food packaging, food solutions and new ventures customers, the Company operates food science laboratories that assist customers in identifying the appropriate packaging materials and systems to meet their needs. The Company also offers customized graphic design services to its customers.

        To assist its marketing efforts for its protective packaging products and to provide specialized customer services, the Company operates packaging design laboratories in many of its facilities. These laboratories are staffed by professional packaging engineers and equipped with drop-testing and other equipment used to develop and test cost-effective package designs to meet the particular protective packaging requirements of each customer.

        In many of its businesses the Company also provides field technical service to its customers. These services include such items as system installation, repair and upgrade, operator training in the efficient use of packaging systems, qualification of various consumable and system combinations, and packaging line layout and design.

        The Company has no material long-term contracts for the distribution of its products. In 2007, no customer or affiliated group of customers accounted for 10% or more of the Company's consolidated net sales.

        Although net sales of food packaging, food solutions and protective packaging products tend to be slightly lower in the first quarter and slightly higher in the fourth quarter, the Company does not consider seasonality to be material to its consolidated business or to any reportable business segment.

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

        There are other manufacturers of food packaging and food solutions products, some of which are companies offering similar products that operate on a global basis and others that operate in a region or single country. Competing manufacturers produce a wide variety of food packaging based on plastic, paper, metals and other materials. The Company believes that it is one of the leading suppliers of (i) flexible food packaging materials and related systems in the principal geographic areas in which it offers those products, (ii) barrier trays for case-ready meat products in the principal geographic areas in which it offers those trays, and (iii) absorbent pads for food products to supermarkets and to meat and poultry processors in the United States.

        The Company's protective packaging products compete with similar products made by other manufacturers and with a number of other packaging materials that customers use to provide protection against damage to their products during shipment and storage. Among the competitive materials are various forms of paper packaging products, expanded plastics, corrugated die cuts, loose fill packaging materials, strapping, envelopes, reinforced bags, boxes and other containers, and various corrugated materials, as well as, various types of molded foam plastics, fabricated foam plastics, mechanical shock mounts, and wood blocking and bracing systems. The Company believes that it is one of the leading suppliers of air cellular cushioning materials containing a barrier layer, inflatable packaging, suspension and retention packaging, shrink films for industrial and commercial applications, protective mailers, polyethylene foam and polyurethane foam packaging systems in the principal geographic areas in which it sells these products.

        Competition in specialty materials is focused on performance characteristics and price. Competition for most of the Company's medical applications products is based primarily on performance characteristics, service and price. Technical design capability is an additional competitive factor for the rigid packaging offered by the medical applications business.

Raw Materials

        The principal raw materials used in each of the Company's reportable business segments are polyolefin and other petrochemical-based resins and films, and paper and wood pulp products. The Company also purchases corrugated materials, cores for rolls of products such as films and Bubble Wrap® cushioning, inks for printed materials, and blowing agents used in the expansion of foam packaging products. In addition, the Company offers a wide variety of specialized packaging equipment, some of which it manufactures or has manufactured to its specifications, some of which it assembles and some of which it purchases from other suppliers.

        The raw materials for the Company's products generally have been readily available on the open market and in most cases are available from several suppliers. Natural disasters such as hurricanes, as well as political instability and terrorist activities, may negatively impact the production or delivery capabilities of refineries and natural gas and petrochemical suppliers in the future. These factors could lead to increased prices for the Company's raw materials, curtailment of supplies and allocation of raw materials by the Company's suppliers. Some materials used in the Company's packaging products are sourced from materials recycled in the Company's manufacturing operations or obtained through participation in recycling programs.

Research and Development Activities

        The Company maintains a continuing effort to develop new products and to improve its existing products and processes, including developing new packaging and non-packaging applications for its products. From time to time, the Company also acquires and commercializes new packaging and other products or techniques developed by others. The Company's research and development projects rely on its technical capabilities in the areas of food science, materials science, package design and equipment engineering. The Company spent $90.8 million for Company-sponsored research and development in 2007, compared with $78.2 million during 2006, and $75.8 million during 2005.

Patents and Trademarks

        The Company is the owner or licensee of a number of United States and foreign patents, patent applications, trademarks and trademark registrations that relate to many of its products, manufacturing processes and equipment. The Company believes that its patents and trademarks collectively provide a competitive advantage. None of the Company's reportable segments is dependent upon any single patent or trademark alone. Rather, the Company believes that its success depends primarily on its sales and service, marketing, engineering and manufacturing skills and on its ongoing research and development efforts. The Company believes that the expiration or unenforceability of any of its patents, applications, licenses or trademark registrations would not be material to the Company's business or financial position.

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

        In some jurisdictions in which the Company's packaging products are sold or used, laws and regulations have been adopted or proposed that seek to regulate, among other things, recycled or reprocessed content and sale or disposal of packaging materials. In addition, customer demand continues to evolve for packaging materials that incorporate renewable materials or that are otherwise viewed as being "environmentally sound." The Company's new ventures activities, described above, emphasize the development of packaging products from renewable resources. The Company maintains programs designed to comply with these laws and regulations, to monitor their evolution, and to meet this customer demand. These issues can be a competitive advantage for the Company given the inherent source reduction benefits of many of its processes and products. One advantage inherent in many of the Company's products is that thin, lightweight packaging solutions reduce customer waste and transportation costs in comparison to available alternatives. The Company continues to evaluate and implement new technologies in this area as they become available.

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

Employees

        As of December 31, 2007, the Company had approximately 17,700 employees worldwide. Approximately 7,500 of those employees were in the U.S., with approximately 400 of those covered by collective bargaining agreements. Of the approximately 10,200 Company employees who were outside the U.S., approximately 6,600 were covered by collective bargaining agreements. Outside of the U.S., many of the covered employees are represented by works councils or industrial boards, as is customary in the jurisdictions in which they are employed. The Company believes that its employee relations are satisfactory.

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

        This Annual Report on Form 10-K also contains and may incorporate by reference from the Company's Proxy Statement for its 2008 Annual Meeting of Stockholders, or from exhibits, forward-looking statements that involve risks and uncertainties. See the "Cautionary Notice Regarding Forward-Looking Statements" below. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risks faced by the Company described below and elsewhere in this Annual Report on Form 10-K or in documents incorporated by reference in this report.

        The Company's business, financial condition or results of operations could be materially adversely affected by any of these risks. The trading price of the Company's securities could decline due to any of these risks, and investors in the Company's securities may lose all or part of their investment.

Asbestos Litigation and Related Litigation

If the settlement of the asbestos-related claims that the Company has agreed to is not implemented, the Company will not be released from the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against it arising from a 1998 transaction with W. R. Grace & Co. Further, the Company is a defendant in a lawsuit seeking class action status concerning the Company's public disclosures regarding these asbestos-related claims. The Company is also a defendant in a number of asbestos-related actions in Canada arising from Grace's activities in Canada prior to 1998.

        On November 27, 2002, the Company reached an agreement in principle with the Official Committee of Asbestos Personal Injury Claimants and the Official Committee of Asbestos Property Damage Claimants appointed to represent asbestos claimants in the W. R. Grace & Co. bankruptcy case to resolve all current and future asbestos-related claims made against the Company and its affiliates. The settlement will also resolve the fraudulent transfer claims and successor liability claims, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies in connection with the Cryovac transaction. The Cryovac transaction was a multi-step transaction, completed on March 31, 1998, which brought the Cryovac packaging business and the former Sealed Air Corporation's business under the common ownership of the Company. The parties to the agreement in principle signed a definitive settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. On June 27, 2005, the U.S. Bankruptcy Court for the District of Delaware, where the Grace bankruptcy case is pending, signed an order approving the definitive settlement agreement. Although Grace is not a party to the settlement agreement, under the terms of the order, Grace is directed to comply with the settlement agreement subject to limited exceptions. If the settlement agreement does not become effective, either because Grace fails to emerge from bankruptcy or because Grace does not emerge from bankruptcy with a plan of reorganization that is consistent with the terms of the settlement agreement, then the Company will not be released from the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against the Company and its affiliates noted above, and all of these claims would remain pending and would have to be resolved through other means, such as through agreement on alternative settlement terms or trials. In that case, the Company could face liabilities that are significantly different from its obligations under the settlement agreement. The Company cannot estimate at this time what those differences or their magnitude may be. In the event these liabilities are materially larger than the current existing obligations, they could have a material adverse effect on the Company's financial condition and results of operations. Although Grace filed a proposed plan of reorganization with the Bankruptcy Court in January 2005 (the "Grace Plan"), and the Official Committee of Asbestos Personal Injury Claimants and the Future Claimants' Representative filed a different proposed plan of reorganization with the Bankruptcy Court in November 2007 (the "Claimants' Plan"), the Company cannot predict whether or when any final plan of reorganization will be confirmed by the Bankruptcy Court or become effective. Furthermore, assuming that a final plan of reorganization (whether the Grace Plan, the Claimants' Plan, or any other plan of reorganization that may be subsequently filed with the Bankruptcy Court) is confirmed by the Bankruptcy Court and does become effective, the Company cannot predict whether the final plan will be consistent with the terms of the settlement agreement.

        The Company is a defendant in the case of Louisiana Municipal Police Employees Retirement System v. Hickey, et al. (Case No. 03-CV-4372) in the U.S. District Court for the District of New Jersey (Newark). This lawsuit seeks class action status on behalf of all persons who purchased or otherwise acquired securities of the Company during the period from March 27, 2000 through July 30, 2002. The lawsuit named the Company and five current and former officers and directors of the Company as defendants. One of these individuals and the Company remain as defendants after a partial grant of the defendants' motion to dismiss the action. The plaintiff's principal allegations against the defendants are that during the above period the defendants materially misled the investing public, artificially inflated the price of the Company's common stock by publicly issuing false and misleading statements and violated U.S. Generally Accepted Accounting Principles, or GAAP, by failing to properly account and accrue for the Company's contingent liability for asbestos claims arising from past operations of Grace. The plaintiffs seek unspecified compensatory damages and other relief. If the Court determines that the Company is liable in this case, the Company could be required to pay substantial damages, which the Company cannot estimate at this time and which could have a material adverse effect on the Company's financial condition and results of operations.

        Since November 2004, the Company and specified subsidiaries have been named as defendants in a number of cases, including a number of putative class actions, brought in Canada as a result of Grace's alleged marketing, manufacturing or distributing of asbestos or asbestos-containing products in Canada prior to the Cryovac transaction. Grace has agreed to defend and indemnify the Company and its subsidiaries in these cases. The Canadian cases are currently stayed, and the Grace Plan provides for payment of these claims. However, if a final plan of reorganization that is confirmed and becomes effective does not make the same provisions or if the Canadian courts refuse to enforce the final plan of reorganization in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify the Company and its subsidiaries in these cases, then the Company could be required to pay substantial damages, which the Company cannot estimate at this time and which could have a material adverse effect on the Company's financial condition and results of operations.

        For further information concerning these matters, see Note 16, "Commitments and Contingencies," of Notes to Consolidated Financial Statements, which is contained in Part II, Item 8 of this Annual Report on Form 10-K, under "Asbestos Settlement and Related Costs," "Cryovac Transaction," and "Contingencies Related to the Cryovac Transaction."

Raw Materials and Energy

Raw material pricing, availability and allocation by suppliers as well as other energy-related costs may negatively impact the Company's results of operations, including its profit margins.

        The Company uses petrochemical-based raw materials to manufacture many of its products. During the second half of 2007, petrochemical-based raw material and other energy-related costs increased, with oil futures setting a record high. This negatively impacted the Company's profit margins. Continued increases in market demand for petrochemical-based raw materials and energy could increase costs for the Company.

Natural disasters such as hurricanes, as well as political instability and terrorist activities, may negatively impact the production or delivery capabilities of refineries and natural gas and petrochemical suppliers in the future. These factors could lead to increased prices for the Company's raw materials, curtailment of supplies and allocation of raw materials by the Company's suppliers, which could reduce revenues and profit margins and harm relations with the Company's customers and which could have a material adverse effect on the Company's financial condition and results of operations.

Animal and Food-Related Health Issues

The effects of animal and food-related health issues such as bovine spongiform encephalopathy, also known as "mad cow" disease, foot-and-mouth disease and avian influenza or "bird-flu," as well as other health issues affecting the food industry, may lead to decreased revenues for the Company.

        The Company manufactures and sells food packaging and food solutions products, among other products. Various health issues affecting the food industry have in the past and may in the future have a negative effect on the sales of food packaging and food solutions products. In recent years, additional cases of mad cow disease were confirmed and incidents of bird flu have continued to surface in various countries. Outbreaks of animal diseases such as mad cow or foot-and-mouth disease, for example, may lead governments to restrict exports and imports of potentially affected animals and food products, leading to decreased demand for the Company's products and possibly also to the culling or slaughter of significant numbers of the animal population otherwise intended for food supply. Also, consumers may change their eating habits as a result of perceived problems with certain types of food. These factors may lead to reduced sales of food packaging and food solutions products by the Company, which could have a material adverse effect on the Company's financial condition and results of operations.

Global Operations and Economic Conditions

The global nature of the Company's operations in the United States and in 50 foreign countries exposes it to numerous risks that could materially adversely affect its financial condition and results of operations.

        The Company operates in the United States and in 50 other countries, and its products are distributed in those countries as well as in other parts of the world. The Company continues to expand its global presence as net sales outside the United States in 2007 were approximately 55% of the Company's total net sales. Additionally the Company has over 70 manufacturing facilities and approximately 10,200 employees located outside the United States.

        As a result of its global operations, the Company is exposed to economic, political, business and market conditions in the geographic areas in which it conducts business. Changes in domestic or foreign laws, rules or regulations, or governmental or agency actions including those of tax authorities can negatively affect the Company's ability to carry on its business. Governments may impose restrictive or protective import/export requirements as well as other trade measures that may have a negative impact on the Company. Some of the countries in which the Company's subsidiaries operate have significantly different approaches to the enforcement of intellectual property, contract and other legal rights. As a global entity, the Company may also have greater exposure to the acts and effects of war or terrorism. No non-U.S. country had net sales in excess of 10% of consolidated net sales at December 31, 2007.

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

Global Manufacturing Strategy

The Company commenced its global manufacturing strategy in 2006. The costs of the global manufacturing strategy could exceed the benefits if market forces or other factors negatively impact the execution and fulfillment of the strategy.

        The Company's multi-year global manufacturing strategy includes an expansion of the Company's global production capabilities in developing regions, as well as a realignment of its existing production into manufacturing centers of excellence. The goal of this multi-year program is to expand capacity in growing markets in developing countries, further improve the Company's operating efficiencies, lower its overall cost structure and implement new technologies more effectively. There are risks inherent in the undertaking of such a program, including the stability and sustainability of developing markets, shifts in customer preferences, competitive forces and technologies, cost overruns and unanticipated consequences, any of which could have a material adverse effect on the Company's financial condition and results of operations.

Reliance on Subsidiaries

The Company's subsidiaries hold substantially all of its assets and conduct substantially all of its operations, and as a result the Company relies on distributions or advances from its subsidiaries.

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

Volatility of Stock Price, Volume Sales and Large Holdings

The price of the Company's common stock has on occasion experienced significant price and volume fluctuations. The sale of substantial amounts of the Company's common stock could adversely affect the price of the common stock. One stockholder has beneficial ownership of approximately 36% of the Company's common shares.

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

        The sale or the availability for sale of a large number of shares of the Company's common stock in the public market could adversely affect the price of the common stock. According to a Schedule 13G/A filed with the Securities and Exchange Commission, or SEC, dated as of February 12, 2008, Davis Selected Advisers, L.P. reported beneficial ownership of 58,280,212 shares, or approximately 36%, of the outstanding shares of the Company's common stock. Additionally, as of December 31, 2007, 18 million shares of the Company's common stock were reserved for issuance pursuant to the settlement of the asbestos litigation upon the effectiveness of a plan of reorganization in the bankruptcy of W. R. Grace.

        While the Schedule 13G/A filed by Davis Selected Advisers indicates that the referenced shares of the Company's common stock were not acquired for the purpose of changing or influencing the control of the Company, if that stockholder were to change its purpose for holding the Company's common stock from investment to attempting to change or influence the management of the Company, this concentration of the Company's common stock could potentially affect the Company and the price of its common stock.

Cautionary Notice Regarding Forward-Looking Statements

        Some of the Company's statements in this report, in documents incorporated by reference into this report and in the Company's future oral and written statements, may be forward-looking. These statements reflect the Company's beliefs and expectations as to future events and trends affecting the Company's business, its financial condition and its results of operations. These forward-looking statements are based upon the Company's current expectations concerning future events and discuss, among other things, anticipated future performance and future business plans. Forward-looking statements are identified by such words and phrases as "anticipates," "believes," "could be," "estimates," "expects," "intends," "plans to," "will" and similar expressions. Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside the control of the Company that could cause actual results to differ materially from these statements.

        In addition to the most significant risk factors described above, the following are important factors that the Company believes could cause actual results to differ materially from those in the Company's forward-looking statements:

  •
  legal and environmental proceedings, claims and matters involving the Company;

  •
  factors affecting the customers, industries and markets that use the Company's packaging materials and systems, including trends affecting the production, packaging and consumption of meat and poultry;

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The Company produces products in 121 manufacturing facilities, with 59 of those facilities serving more than one of its business segments or the Other category of products. Of the 121 manufacturing facilities, there are 48 in North America, 36 in the Europe, Middle East and Africa region, or EMEA, 14 in Latin America, and 23 in the Asia-Pacific region.

        The Company produces food packaging products in 47 manufacturing facilities, of which 14 are in North America, 11 in the EMEA region, 10 in Latin America, and 12 in the Asia-Pacific region. The Company produces food solutions products in 41 manufacturing facilities, of which 13 are in North America, 10 in the EMEA region, 10 in Latin America, and 8 in the Asia Pacific region. The Company produces protective packaging products in 85 manufacturing facilities, of which 37 are in North America, 26 in the EMEA region, 11 in Latin America, and 11 in the Asia-Pacific region. The Company produces other products in 34 manufacturing facilities, of which 15 are in North America, 15 in the EMEA region, 2 in Latin America, and

2 in the Asia-Pacific region. The Company occupies other facilities containing sales, distribution, technical, warehouse or administrative functions at a number of locations in the United States and in various foreign countries.

        In the United States, the Company manufactures food packaging products at facilities in Arkansas, Indiana, Iowa, Mississippi, Missouri, New York, North Carolina, Pennsylvania, South Carolina and Texas. Food solutions products are manufactured at facilities in California, Indiana, Mississippi, Missouri, New York, North Carolina, Pennsylvania, South Carolina and Texas. The Company manufactures protective packaging products at facilities in California, Connecticut, Delaware, Florida, Illinois, Indiana, Massachusetts, Mississippi, New Jersey, New York, North Carolina, Pennsylvania, South Carolina and Texas. Other products are manufactured at facilities in California, Florida, Illinois, Missouri, New York, North Carolina, Rhode Island, South Carolina and Texas.

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

        At December 31, 2007, the Company was a party to, or otherwise involved in, several federal, state and foreign environmental proceedings and private environmental claims for the cleanup of "Superfund" sites under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and other sites. The Company may have potential liability for investigation and cleanup of some of these sites. It is the Company's policy to accrue for environmental cleanup costs if it is probable that a liability has been incurred and if the Company can reasonably estimate an amount or range of costs associated with various alternative remediation strategies, without giving effect to any possible future insurance proceeds. As assessments and cleanups proceed, the Company reviews these liabilities periodically and adjusts its reserves as additional information becomes available. At December 31, 2007, environmental related reserves were not material to the Company's financial condition or results of operations. While it is often difficult to estimate potential liabilities and the future impact of environmental matters, based upon the information currently available to the Company and its experience in dealing with these matters, the Company believes that its potential future liability with respect to these sites is not material to the Company's financial condition and results of operations.

        The Company is also involved in various other legal actions incidental to its business. The Company believes, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on the Company's financial condition and results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2007.

Executive Officers of the Registrant

        The information appearing in the table below sets forth the current position or positions held by each executive officer of the Company, the officer's age as of January 31, 2008, the year in which the officer was first elected to the position currently held with the Company or with the former Sealed Air Corporation, now known as Sealed Air Corporation (US) and a wholly-owned subsidiary of the Company, and the year in which such person was first elected an officer thereof (as indicated in the footnote to the table).

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

        Prior to joining the Company in August 2006, Ms. Davis was Vice President, People/Development, at the Sun Chemical Company, a global inks and pigment company, where she was a Corporate Leadership Team Member and provided Human Resources functional leadership, from July 2002 until October 2005, and prior to that, was from January 2000 until October 2001, Vice President, Human Resources and Administration, for BF Goodrich Performance Materials, which changed its name to Noveon, Inc., a global specialty chemical company.

        There are no family relationships among any of the Company's officers or directors.

Name and Current Position	Age as of January 31, 2008	First Elected to Current Position*	First Elected An Officer*
William V. Hickey President, Chief Executive Officer and Director	63	2000	1980
David B. Crosier Senior Vice President	58	2005	2004
David H. Kelsey Senior Vice President and Chief Financial Officer	56	2003	2002
Robert A. Pesci Senior Vice President	62	1997	1990
Jonathan B. Baker Vice President	54	1994	1994
Mary A. Coventry Vice President	54	1994	1994
Cheryl Fells Davis Vice President	55	2006	2006
Karl R. Deily Vice President	50	2006	2006
Jean-Marie Demeautis Vice President	57	2006	2006
Brian W. Elliott Vice President	54	2006	2006
James P. Mix Vice President	56	1994	1994
Manuel Mondragón Vice President	58	1999	1999
Ruth Roper Vice President	53	2004	2004
Hugh L. Sargant Vice President	59	1999	1999
James Donald Tate Vice President	56	2001	2001
H. Katherine White Vice President, General Counsel and Secretary	62	2003	1996
Christopher C. Woodbridge Vice President	56	2005	2005
Tod S. Christie Treasurer	49	1999	1999
Jeffrey S. Warren Controller	54	1996	1996

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

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        The Company's common stock is listed on the New York Stock Exchange under the trading symbol SEE. The table below sets forth the quarterly high and low closing sales prices of the common stock for 2007 and 2006 (after giving retroactive effect to the Company's two-for-one common stock split on March 16, 2007) as reported by the New York Stock Exchange.

2007	High	Low
First Quarter	$33.72	$30.93
Second Quarter	33.56	30.71
Third Quarter	31.47	24.44
Fourth Quarter	27.55	22.41

2006	High	Low
First Quarter	$29.49	$27.05
Second Quarter	29.52	25.25
Third Quarter	27.34	22.91
Fourth Quarter	32.78	26.89

        As of January 31, 2008, there were approximately 7,100 holders of record of the Company's common stock.

Dividends

        Currently there are no restrictions that materially limit the Company's ability to pay dividends or that the Company reasonably believes are likely to materially limit the future payment of dividends on the Company's common stock. On January 30, 2006, the Company announced that it was initiating the payment of quarterly cash dividends. The Company used cash of $48.6 million during 2006 to pay quarterly cash dividends of $0.15 per common share. Before 2006, the Company had not paid cash dividends on its common stock during the periods presented in this Annual Report on Form 10-K.

        In February 2007, the Company's Board of Directors declared a two-for-one stock split of the Company's common stock that was effected in the form of a stock dividend. The stock dividend was paid on March 16, 2007 at the rate of one additional share of the Company's common stock for each share of the Company's common stock issued and outstanding to stockholders of record at the close of business on March 2, 2007. In addition, nine million additional shares of the Company's common stock were reserved for the asbestos settlement.

        Also in February 2007, the Company's Board of Directors increased the Company's quarterly cash dividend by 33% to $0.20 per common share, declaring a quarterly cash dividend payable on pre-split shares of the Company's common stock on March 16, 2007 to stockholders of record at the close of business on March 2, 2007.

        During 2007, the Company declared and paid quarterly cash dividends on post-split shares of the Company's common stock of $0.10 per share. The Company used cash of $64.6 million to pay the total quarterly dividends in 2007. The 2006 and 2007 dividend payments were recorded as reductions to retained earnings on the Company's consolidated balance sheets. See Note 17, "Shareholders' Equity," of Notes to Consolidated Financial Statements for further discussion on the Company's dividend payments.

        On February 19, 2008, the Company's Board of Directors increased the Company's quarterly cash dividend by 20.0% to $0.12 per common share, declaring a quarterly cash dividend payable on March 21, 2008 to stockholders of record at the close of business on March 7, 2008.

        The Company expects that generally comparable cash dividends will continue to be paid in future quarters. From time to time, the Company may consider other means of returning value to its stockholders based on its consolidated financial condition and results of operations. There is no guarantee that the Company's Board of Directors will declare any further dividends.

Common Stock Performance Comparisons

        The following graph shows, for the five years ended December 31, 2007, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2002 in the Company's common stock. The graph compares this return ("SEE") with that of comparable investments assumed to have been made on the same date in: (a) the Standard & Poor's 500 Stock Index ("Composite S&P 500"), (b) the containers and packaging segment of the Standard & Poor's 500 Stock Index ("Containers & Packaging"), the published Standard & Poor's market segment for the Company and (c) a new self-constructed peer group ("Peer Group.")

        This year, the Company has added the Peer Group, which includes the Company and the following companies: Aptar Group Inc., Avery Dennison Corporation, Ball Corporation, Bemis Company, Inc., Crown Holdings, Inc., MeadWestvaco Corporation, Pactiv Corporation, Rexam PLC, Silgan Holdings Inc., Sonoco Products Co., and Spartech Corporation. The Company has decided to utilize the Peer Group rather than the Containers and Packaging index because the Company believes that the Peer Group more closely represents public companies in packaging and related industries that are comparable to the Company based on sales, total assets, numbers of employees and market capitalization. Further, the Organization and Compensation Committee of the Company's Board of Directors has used the same peer group to benchmark executive compensation since early 2007.

        Total return for each assumed investment assumes the reinvestment of all dividends on December 31 of the year in which the dividends were paid.

	December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007
SEE	$100.00	$145.15	$142.82	$150.59	$175.66	$127.39
Composite S&P 500	100.00	128.36	142.14	149.01	172.28	181.73
Containers & Packaging	100.00	123.04	141.99	146.50	176.96	148.88
Peer Group (Including SEE)	100.00	117.45	141.58	138.46	168.54	157.66

Issuer Purchases of Equity Securities

        The table below sets forth the total number of shares of the Company's common stock, par value $0.10 per share, that the Company repurchased in each month of the quarter ended December 31, 2007. The maximum number of shares that may yet be purchased under the Company's plans or programs is set forth below.

Period	Total Number of Shares Purchased(1) (a)	Average Price Paid per Share(1) (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2) (d)
Balance as of September 30, 2007				20,000,000
October 1, 2007 through October 31, 2007	2,100	(1)	—	20,000,000
November 1, 2007 through November 30, 2007	6,560	(1)	—	20,000,000
December 1, 2007 through December 31, 2007	5,724	(1)	—	20,000,000

Total	14,384	(1)	—	20,000,000

(1)
The Company did not purchase any shares during the quarter ended December 31, 2007 pursuant to its publicly announced program (described below and under the caption "Repurchases of Capital Stock," in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report on Form 10-K). The Company did repurchase shares by means of (a) shares withheld from awards under the Company's 1998 contingent stock plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having the Company withhold shares from an award under that plan, (b) shares repurchased pursuant to the repurchase option provision of its 1998 contingent stock plan, and (c) shares reacquired pursuant to the forfeiture provision of the Company's 2005 contingent stock plan. (See table below.) The Company reports price calculations in column (b) in the table above only for shares purchased as part of its publicly announced program. For shares withheld for tax withholding obligations or other legally required charges, the Company withholds shares at a price equal to their fair market value. In accordance with the repurchase option provision of its 1998 contingent stock plan, the Company repurchased shares at the issue price of the shares, which was $0.50 per share after adjusting for the two-for-one stock split in March 2007. There is no similar purchase price for the shares mentioned above that were reacquired by the Company pursuant to the relevant provisions of the 2005 contingent stock plan as those shares are simply forfeited.

Period	(a) Shares withheld for tax obligations and charges	(b) Average withholding price for shares in column "a"	(c) Repurchases under 1998 Contingent Stock Plan	(d) Forfeitures under 2005 Contingent Stock Plan	(e) Total
October 2007	—	—	500	1,600	2,100
November 2007	6,160	$24.32	—	400	6,560
December 2007	5,724	$23.41	—	—	5,724

Total	11,884	$23.88	500	2,000	14,384
(2)
On June 29, 1998, the Company announced that its Board of Directors had authorized the purchase of up to five percent of the Company's then issued and outstanding capital stock on an as-converted basis. On April 14, 2000, the Company announced that its Board of Directors had authorized the purchase of up to an additional five percent of the Company's issued and outstanding capital stock as of June 30, 2000 on an as-converted basis. On November 3, 2000, the Company announced that its Board of Directors had authorized the purchase of up to an additional five percent of the Company's issued and outstanding capital stock as of October 31, 2000 on an as-converted basis. At the time of these authorizations, the Company's capital stock comprised its common stock and its Series A convertible preferred stock. Prior to its redemption in July 2003, each share of the Company's Series A convertible preferred stock was convertible into 0.885 shares of the Company's common stock. These authorizations comprised a single program, which had no set expiration date. As of the close of business on July 31, 2007, the Company had been authorized to repurchase 33,954,294 shares of the Company's common stock under that program, and it had repurchased 30,969,142 shares (including preferred shares on an as-converted basis), leaving 2,985,152 shares of common stock authorized for repurchase under the program. On August 9, 2007, the Company announced that its Board of Directors had approved a new share repurchase program, authorizing the Company to repurchase in the aggregate up to 20 million shares of its issued and outstanding common stock. This new program replaced the Company's prior share repurchase program discussed above, which was terminated. Through December 31, 2007, the Company had not repurchased any shares of the Company's common stock under the new program, leaving the entire 20 million shares of common stock authorized for repurchase under the new program. The new program has no set expiration date.

Item 6.    Selected Financial Data

	2007	2006	2005	2004	2003
	(In millions, except per share data)
Consolidated Statements of Operations Data:
Net sales	$4,651.2	$4,327.9	$4,085.1	$3,798.1	$3,531.9
Gross profit(1)	1,301.1	1,240.1	1,158.0	1,162.1	1,112.8
Operating profit(1)	549.3	526.1	510.4	503.0	540.9
Earnings before income tax provision(2)	456.0	400.1	376.6	322.9	376.9
Net earnings	353.0	274.1	255.8	215.6	240.4
Net earnings per common share(3):
Basic	$2.21	$1.70	$1.56	$1.29	$1.11
Diluted	$1.89	$1.47	$1.35	$1.13	$0.99
Common stock dividends paid(4)	$64.6	$48.6	$—	$—	$—
Series A convertible preferred stock dividends(5)	$—	$—	$—	$—	$28.6
Consolidated Balance Sheet Data:
Cash and cash equivalents	$430.3	$373.1	$455.8	$358.0	$297.8
Total assets	5,438.3	5,020.9	4,864.2	4,855.0	4,704.1
Working capital	194.5	350.6	161.9	307.4	280.4
Long-term debt, less current portion(5)(6)	1,531.6	1,826.6	1,813.0	2,088.0	2,259.8
Total shareholders' equity(4)	2,019.6	1,654.8	1,392.1	1,333.5	1,123.6
Other Data:
EBIT(7)	$596.6	$548.1	$526.3	$476.6	$512.9
Depreciation and amortization	166.3	168.0	174.6	179.5	173.2
EBITDA(7)	762.9	716.1	700.9	656.1	686.1
Capital expenditures(8)	210.8	167.9	96.9	102.7	124.3

(1)
The Company recorded charges related to its global manufacturing strategy of $12.2 million in 2007 ($11.1 million in cost of sales, $0.3 million of operating expenses and $0.8 million of restructuring charges) and $15.6 million in 2006 ($11.8 million of restructuring charges and $3.8 million in cost of sales). See Note 4, "Global Manufacturing Strategy, Restructuring and Other Charges," of Notes to Consolidated Financial Statements for further discussion. In the fourth quarter of 2004, the Company incurred restructuring and other charges of $33.0 million relating to its global profit improvement initiatives, which were implemented to improve the Company's operating efficiencies and cost structure.

(2)
The Company incurred losses of $32.2 million in 2004 and $33.6 million in 2003 due to debt redemptions and repurchases.

(3)
In February 2007, the Company's Board of Directors declared a two-for-one stock split effected in the form of a stock dividend. All per share data has been restated to reflect the two-for-one stock split except shareholders' equity. See Note 18, "Net Earnings Per Common Share," of Notes to Consolidated Financial Statements, for the reconciliation of the basic and diluted earnings per common share computations.

(4)
In January 2006, the Company initiated the payment of quarterly cash dividends. The Company used available cash to pay quarterly cash dividends. In February 2007, the Company's Board of Directors increased the Company's quarterly cash dividend by 33% to $0.20 per common share, declaring a quarterly cash dividend payable on the pre-split shares of the Company's common stock. See Note 17, "Shareholders' Equity," of Notes to Consolidated Financial Statements, for further discussion.

(5)
In July 2003, the Company issued $1,281.3 million of senior notes. The Company used net proceeds from these senior notes and additional cash on hand of $1,298.1 million in the aggregate to redeem its Series A convertible preferred stock at the redemption price of $51.00 per share.

(6)
In 2007, the Company reclassified the outstanding balance of its 5.375% senior notes with a face value of $300.0 million as a current liability due to the maturity date of April 2008. The Company intends to use available cash and other committed liquidity sources to retire this debt when it matures. In July 2006, the Company's 5.625% euro notes with a face value of €200.0 million matured. The euro notes were included in the current portion of long-term debt at December 31, 2005. The Company used available cash of $251.7 million to repay the euro notes. Interest on the euro notes was payable annually in arrears, with the final payment of $14.2 million made upon maturity.

(7)
EBIT is defined as earnings before interest expense and income tax provision. EBITDA is defined as EBIT plus depreciation and amortization. EBIT and EBITDA do not purport to represent net earnings or net cash provided by operating activities as those terms are defined under accounting principles generally accepted in the United States of America and should not be considered as an alternative to such measurements or as indicators of the Company's performance. The Company's definitions of EBIT and EBITDA may not be comparable with similarly-titled measures used by other companies. EBIT and EBITDA are among the indicators used by the Company's management to measure the performance of the Company's operations, and thus the Company's management believes such information may be useful to investors. Such measures are also among the criteria upon which performance-based compensation may be based. The following is a reconciliation of net earnings to EBIT and EBITDA:

	2007	2006	2005	2004	2003
Net earnings	$353.0	$274.1	$255.8	$215.6	$240.4
Add:
Interest expense	140.6	148.0	149.7	153.7	136.0
Income tax provision	103.0	126.0	120.8	107.3	136.5

EBIT	$596.6	$548.1	$526.3	$476.6	$512.9
Add: depreciation and amortization	166.3	168.0	174.6	179.5	173.2

EBITDA	$762.9	$716.1	$700.9	$656.1	$686.1

(8)
See "Net Cash Used in Investing Activities," included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," for the factors that contributed to the increase in capital expenditures for 2007 compared with 2006 and 2005.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read together with the Company's consolidated financial statements and related notes set forth in Part II, Item 8, as well as the discussion included in Item 1A "Risk Factors" of this Annual Report on Form 10-K. All amounts and percentages are approximate due to rounding. The Company has reclassified prior period amounts presented in this discussion and analysis to conform to the 2007 presentation. See "Expanded Segment Reporting; New Structure," below for discussion of the Company's new segment reporting structure.

Overview

        The Company is a leading global innovator and manufacturer of a wide range of packaging and performance-based materials and equipment systems that serve an array of food, industrial, medical and consumer applications.

        The Company employs approximately 2,100 sales, marketing and customer service personnel throughout the world who sell and market the Company's products through a large number of distributors, fabricators and converters, as well as directly to end users such as food processors, food service businesses, and manufacturers. The Company has no material long-term contracts for the distribution of its products. In 2007, no customer or affiliated group of customers accounted for 10% or more of the Company's consolidated net sales. Although net sales of the Company's food packaging, food solutions and protective packaging products tend to be slightly lower in the first quarter and slightly higher in the fourth quarter, the Company does not consider seasonality to be material to its consolidated financial position or results of operations or to its reportable business segments.

        Competition for most of the Company's packaging products is based primarily on packaging performance characteristics, service and price. Competition is also based upon innovations in packaging technology and, as a result, the Company maintains ongoing research and development programs to enable it to maintain technological leadership.

        The Company's net sales are sensitive to developments in its customers' business or market conditions, changes in the global economy, and the effects of foreign currency translation. The Company's costs can vary with changes in petrochemical-related costs, which are not within the Company's control. Consequently, the Company's management focuses on reducing those costs that the Company can control and using petrochemical-based raw materials as efficiently as possible. The Company also believes that its global presence helps to insulate it from localized changes in business conditions.

        The Company's businesses are managed to generate substantial operating cash flow. The Company believes that its strong operating cash flow will permit it to continue to spend on innovative research and development and to invest in its business by means of capital expenditures for property and equipment and acquisitions. Moreover, its ability to generate substantial operating cash flow should provide the Company with the flexibility to modify its capital structure as the need or opportunity arises.

        The Company's operating cash flow, along with accumulated cash and funds available under its credit facilities, should enable the Company to make the settlement payment, including interest that is expected to be required of the Company upon consummation of a plan of reorganization in the W. R. Grace & Co. bankruptcy. See, "Asbestos Settlement and Related Costs," of Note 16, "Commitments and Contingencies," of Notes to Consolidated Financial Statements for further discussion.

Recent Events

  Acquisitions and Investments in Joint Ventures

        During 2007 and 2006, the Company completed the following transactions using aggregate cash of $78.2 million in 2007 and $53.3 million in 2006.

  2007:

  •
  January; the Company acquired Pack-Tiger GmbH and a majority interest in NanoPore Insulation LLC;

  •
  August; the Company acquired Alga Plastics Company;

  •
  September; the Company acquired a 50% interest in Teknik Plastik; and

  •
  November; the Company acquired certain assets relating to the Ethafoam® and related polyethylene foam product lines.

  2006:

  •
  January; the Company acquired Nelipak Holding B.V;

  •
  July; the Company acquired Entapack Pty Ltd; and;

  •
  October; the Company acquired a majority interest in Biosphere Industries LLC.

        See Note 20, "Acquisitions and Divestiture," of Notes to Consolidated Financial Statements for further discussion of the transactions described above.

  Expanded Segment Reporting; New Structure

        During 2007, the Company expanded and realigned its segment reporting to reflect its growth strategies in core markets and in new business opportunities. This new structure reflects the way management now makes operating decisions and manages the growth and profitability of the business. It also corresponds with management's current approach to allocating resources and assessing the performance of the Company's segments. As a result, the Company now reports business segment information as described below. The Company's business segment information is reported in accordance with the provisions of Financial Accounting Standards Board, or FASB, Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," or SFAS No. 131.

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

        The Other category includes specialty materials, medical applications and new ventures, which includes renewable products. The Company previously included specialty materials and renewable products in both the Food Packaging and Protective Packaging segments, whereas medical applications were previously included in the Food Packaging segment.

        In accordance with the provisions of SFAS No. 131, the Company's segment information has been recast from amounts previously reported to reflect the Company's new reportable segments. Accordingly, there has been no change in the Company's consolidated statements of operations and balance sheets previously reported in total for the Company.

        See Note 3, "Business Segment Information," of Notes to Consolidated Financial Statements, for further discussion of the Company's new reportable segments.

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

  Quarterly Cash Dividends

        On February 16, 2007, the Company's Board of Directors increased the Company's quarterly cash dividend by 33% to $0.20 per common share, declaring a quarterly cash dividend that was paid on the pre-split shares of the Company's common stock on March 16, 2007. During 2007, the Company declared and paid quarterly cash dividends on post-split shares of the Company's common stock of $0.10 per common share. The Company used cash of $64.6 million to pay these quarterly cash dividends. During 2006, the Company used cash of $48.6 million to pay quarterly dividends.

        On February 19, 2008, the Company's Board of Directors increased the Company's quarterly cash dividend by 20.0% to $0.12 per common share, declaring a quarterly cash dividend payable on March 21, 2008 to stockholders of record at the close of business on March 7, 2008. The estimated amount of the dividend payment is approximately $19.4 million based on approximately 161.6 million shares of the Company's common stock issued and outstanding as of January 31, 2008.

Highlights

        Highlights for 2007 compared with 2006 and 2005 were as follows (dollars in millions except per common share amounts):

	2007	2006	2005	2007 vs. 2006 % Change	2006 vs. 2005 % Change
Net sales:
U.S.	$2,118.2	$2,066.3	$1,972.9	2.5%	4.7%
% of total net sales	45.5%	47.7%	48.3%
International	2,533.0	2,261.6	2,112.2	12.0	7.1
% of total net sales	54.5%	52.3%	51.7%

Total net sales	$4,651.2	$4,327.9	$4,085.1	7.5%	5.9%

Gross profit	$1,301.1	$1,240.1	$1,158.0	4.9%	7.1%
% of total net sales	28.0%	28.7%	28.3%
Marketing, administrative and development expenses	$750.2	$701.1	$645.9	7.0%	8.5%
% of total net sales	16.1%	16.2%	15.8%
Restructuring and other charges	1.6	12.9	1.7	#	#

Operating profit	$549.3	$526.1	$510.4	4.4%	3.1%
% of total net sales	11.8%	12.2%	12.5%
Net earnings	$353.0	$274.1	$255.8	28.8%	7.2%

Net earnings per common share(1):
Basic	$2.21	$1.70	$1.56	30.0%	9.0%
Diluted	$1.89	$1.47	$1.35	28.6%	8.9%

#
Denotes a variance greater than 100.0%

(1)
Earnings per common share for the years ended December 31, 2006 and 2005 have been revised. See Note 18, "Net Earnings Per Common Share," of Notes to Consolidated Financial Statements, for the reconciliation of the basic and diluted earnings per common share computations and discussion of the 2006 and 2005 revisions.

Net Sales

        The principal factors contributing to changes in net sales in the three years ended December 31, 2007 were changes in unit volume, product mix and average selling prices. In addition, 2007 and 2006 had increased volumes from acquired businesses, net of dispositions. Furthermore, the change in net sales in 2007 compared with 2006 was favorably impacted by the effects of foreign currency translation while the impact of foreign currency translation in 2006 compared with 2005 was minimal.

  2007 compared with 2006

        Net sales for 2007 increased 7.5% to $4,651.2 million compared with $4,327.9 million in 2006. The components of the increase in net sales for 2007 compared with 2006 were as follows (dollars in millions):

	Food Packaging		Food Solutions		Protective Packaging		Other		Total Company
Volume—Units	3.6%	$63.3	4.9%	$41.0	(0.1)%	$(1.8)	4.8%	$13.0	2.7%	$115.5
Volume—Acquired businesses, net of dispositions	—	—	0.7	5.7	(1.1)	(15.7)	6.1	16.3	0.1	6.3
Price/Mix	0.8	12.1	1.1	9.3	0.1	0.6	1.2	3.0	0.6	25.0
Foreign currency translation	3.8	66.9	5.4	45.7	3.2	47.7	6.0	16.2	4.1	176.5

Total	8.2%	$142.3	12.1%	$101.7	2.1%	$30.8	18.1%	$48.5	7.5%	$323.3

        Excluding the favorable effect of foreign currency translation, net sales would have increased 3.4% compared with 2006. The strengthening of foreign currencies primarily in Europe and the Asia-Pacific region against the U.S. dollar contributed $156.3 million of the $176.5 million favorable foreign currency translation impact on net sales in 2007 compared with 2006.

  2006 compared with 2005

        Net sales for 2006 increased 5.9% to $4,327.9 million compared with $4,085.1 million in 2005. The components of the increase in net sales for 2006 compared with 2005 were as follows (dollars in millions):

	Food Packaging		Food Solutions		Protective Packaging		Other		Total Company
Volume—Units	1.4%	$23.1	3.9%	$30.9	0.7%	$10.3	5.0%	$9.1	1.8%	$73.4
Volume—Acquired businesses, net of dispositions	—	—	0.6	4.7	—	0.6	33.9	62.0	1.6	67.3
Price/Mix	1.2	20.1	2.5	19.7	3.4	47.7	7.3	13.2	2.5	100.7
Foreign currency translation	0.1	2.3	—	(0.1)	(0.1)	(1.6)	0.3	0.8	—	1.4

Total	2.7%	$45.5	7.0%	$55.2	4.0%	$57.0	46.5%	$85.1	5.9%	$242.8

        Foreign currency translation had a minimal impact on net sales in 2006. During the first half of 2006, foreign currency translation had an unfavorable impact on net sales primarily from the weakness of foreign currencies in Europe, which was offset in the second half of 2006 by their strengthening against the U.S. dollar. In addition, the Brazilian real and the Canadian dollar strengthened all year against the U.S. dollar, which was offset by the weakness of foreign currencies in the Asia-Pacific region.

  Net Sales by Business Segment and Other

        The following table shows the Company's net sales by business segment and other (dollars in millions):

	2007	2006	2005	2007 vs. 2006 % Change	2006 vs. 2005 % Change
Net sales:
Food Packaging	$1,882.9	$1,740.6	$1,695.1	8.2%	2.7%
As a % of total net sales	40.5%	40.2%	41.5%
Food Solutions	944.7	843.0	787.8	12.1	7.0
As a % of total net sales	20.3%	19.5%	19.3%
Protective Packaging	1,506.9	1,476.1	1,419.1	2.1	4.0
As a % of total net sales	32.4%	34.1%	34.7%
Other	316.7	268.2	183.1	18.1	46.5
As a % of total net sales	6.8%	6.2%	4.5%

Total	$4,651.2	$4,327.9	$4,085.1	7.5%	5.9%

  Food Packaging Segment Net Sales

  2007 compared with 2006

        The Company's Food Packaging segment net sales increased $142.3 million, or 8.2% in 2007 compared with 2006. Excluding the $66.9 million favorable effect of foreign currency translation, Food Packaging segment net sales would have increased 4.4%, which was primarily due to:

  •
  increases in both unit volume and product price/mix of 4.2% in North America;

  •
  increases in unit volume in Latin America of 11.9% and in the Asia-Pacific region of 4.9%;

  •
  an increase in product price/mix in Europe of 1.5%;

        partially offset by;

  •
  unfavorable product price/mix in the Asia Pacific region of 1.9%.

        The increases in unit volume in North America, Latin America and the Asia-Pacific region were primarily due to positive trends in red meat and pork production in North and Latin America and strong beef export rates in Brazil and Australia. Positive trends in red meat production also contributed to the increase in product price/mix in North America. The increase in product price/mix was also impacted by price increases implemented for select food packaging products in September 2006. The increase in product price/mix in Europe was primarily due to improved product price/mix in developing European countries, as well as improved product mix of flexible packaging materials in Western Europe. The unfavorable product price/mix in the Asia-Pacific region was primarily due to the impact of lower average selling prices.

  2006 compared with 2005

        The Company's Food Packaging segment net sales increased $45.5 million, or 2.7%, in 2006 compared with 2005. This increase was primarily due to:

  •
  increases in unit volume in Latin America of 14.1% and North America of 0.4%; and

  •
  an increase in product price/mix in North America of 2.4%;

        partially offset by;

  •
  decreases in unit volume in both Europe and the Asia-Pacific region of 1.6%.

        The increases in unit volume in Latin America and, to a lesser extent, in North America were primarily attributable to positive trends in domestic red meat production and strong beef export rates in Brazil. The increase in product price/mix in North America was primarily attributable to average selling price increases implemented in September 2006 for select food packaging products.

        The decrease in unit volume in Europe was primarily attributable to negative trends in the processed meat and cheese markets which were partially offset by positive trends in poultry and red meat production. Lower equipment sales also contributed to this decrease. The decrease in unit volume in the Asia-Pacific region was primarily attributable to a decline in domestic red meat production, mainly lamb, and lower equipment sales.

  Food Solutions Segment Net Sales

  2007 compared with 2006

        The Company's Food Solutions segment net sales increased $101.7 million, or 12.1% in 2007 compared with 2006. Excluding the $45.7 million favorable effect of foreign currency translation, Food Solutions segment net sales would have increased 6.7%, which was primarily due to:

  •
  increases in both unit volume and product price/mix of 6.1% in North America; and

  •
  increases in both unit volume and product price/mix of 4.6% in Europe.

        The increases in unit volume and product price/mix in North America and the increase in unit volume in Europe were primarily due to steady red meat production and continued product adoption by existing and new customers, which benefited sales of the Company's case-ready products. Additionally, strength in domestic crop yields and strong equipment sales benefited sales of the Company's vertical pouch packaging products in North America.

  2006 compared with 2005

        The Company's Food Solutions segment net sales increased $55.2 million, or 7.0%, compared with 2005. In 2006, the Company acquired Entapack, which contributed $5.7 million of net sales in this segment. The remainder of the increase was primarily due to:

  •
  increases in unit volume in North America of 6.3% and Latin America of 24.0%; and

  •
  increases in product price/mix in North America of 4.6% and Europe of 1.3%.

        The increase in unit volume in North America and Latin America was primarily attributable to steady red meat production and continued case-ready product adoption by both new and existing customers. The increase in product price/mix in North America and Europe was primarily attributable to favorable product mix and, to a lesser extent, selling price increases implemented during 2006 for select food solutions products.

  Outsourced Products

        Included in this segment are net sales from products produced in the Company's facilities as well as products fabricated by other manufacturers, or outsourced products. Outsourced products include, among others, foam and solid plastic trays and containers fabricated in various regions and absorbent pads fabricated in Europe. Net sales of outsourced products included in this segment amounted to $180.7 million in 2007, $165.3 million in 2006 and $119.4 million in 2005.

  Protective Packaging Segment Net Sales

  2007 compared with 2006

        The Company's Protective Packaging segment net sales increased $30.8 million, or 2.1%, in 2007 compared with 2006. Excluding the $47.7 million favorable effect of foreign currency translation and the $19.2 million impact of the sale of a small product line in 2007, Protective Packaging segment net sales would have been relatively flat, which was primarily due to:

  •
  a decrease in unit volume in North America of 1.7%;

        partially offset by;

  •
  an increase in unit volume in the Asia-Pacific region of 9.0%.

        The decrease in unit volume in North America was primarily due to challenging economic conditions in 2007, which slowed the pace of customer orders. Additionally, unit volume was also negatively impacted by the effects of a net increase in average selling prices for select protective packaging products in 2006 and 2007, which were implemented to address rising costs of raw materials. The increase in unit volume in the Asia-Pacific region was principally due to an increase in sales to new and existing customers of inflatables, shrink films and Instapak® foam-in-place products.

  2006 compared with 2005

        The Company's Protective Packaging segment net sales increased $57.0 million, or 4.0%, in 2006 compared with 2005. This increase was primarily due to:

  •
  increases in unit volume in Europe of 1.6% and the Asia-Pacific region of 4.9%; and

  •
  increases in product price/mix in North America of 3.9%, Europe of 2.7% and Latin America of 4.1%.

        The increases in unit volume in Europe and in the Asia-Pacific region were primarily attributable to increased sales to both new and existing customers of Instapak® foam-in-place products in both regions and protective mailer products in Europe. The increases in product price/mix in North America, Europe and Latin America were primarily attributable to the net effect of average selling price increases for select protective packaging products implemented during 2006.

  Other Net Sales

  2007 compared with 2006

        The Company's Other net sales increased $48.5 million, or 18.1%, in 2007 compared with 2006. Excluding the $16.2 million favorable effect of foreign currency translation and $15.7 million from the acquisitions of Alga Plastics and of certain assets relating to polyethylene foam product lines in 2007, Other net sales would have increased 6.0%, which was primarily due to:

  •
  an increase in unit volume in the Asia-Pacific region of 44.4% and Europe of 4.3%, predominately due to an increase in medical applications products sales to new and existing customers;

  •
  an increase in product price/mix in North America of 6.0%, primarily resulting from average selling price increases in the second half of 2006 related to the Company's specialty materials products, including special-density foams;

        partially offset by;

  •
  a decrease in unit volume in North America of 8.3%, principally due to lower net sales of specialty materials products including foams and composite materials as a result of challenging economic conditions, which slowed the pace of customer orders; and

  •
  a decrease in product price/mix in Europe of 1.5%, primarily relating to the Company's specialty materials products, including special-density foams.

  2006 compared with 2005

        The Company's Other net sales increased $85.1 million, or 46.5%, in 2006 compared with 2005. In 2006 the Company acquired Nelipak as part of its medical applications business. This acquisition contributed $62.0 million of net sales in Europe in 2006. The remainder of the increase in Other net sales was primarily attributable to favorable product price/mix in North America, which was predominately due to average selling price increases on select specialty foam products implemented during 2006.

  Net Sales by Geographic Region

        The following table shows net sales by geographic region (dollars in millions).

	2007	2006	2005	2007 vs. 2006 % Change	2006 vs. 2005 % Change
Net sales:
U.S.	$2,118.2	$2,066.3	$1,972.9	2.5%	4.7%
As a % of total net sales	45.5%	47.7%	48.3
International	2,533.0	2,261.6	2,112.2	12.0	7.1
As a % of total net sales	54.5%	52.3%	51.7

Total net sales	$4,651.2	$4,327.9	$4,085.1	7.5%	5.9%

  2007 compared with 2006

        By geographic region, the components of the $323.3 million increase in net sales for 2007 compared with 2006 were as follows (dollars in millions):

	U.S.		International		Total Company
Volume—Units	1.0%	$21.1	4.2%	$94.4	2.7%	$115.5
Volume—Acquired businesses, net of dispositions	0.1	2.4	0.2	3.9	0.1	6.3
Price/Mix	1.4	28.3	(0.2)	(3.3)	0.6	25.0
Foreign Currency Translation	—	—	7.8	176.5	4.1	176.5

Total	2.5%	$51.8	12.0%	$271.5	7.5%	$323.3

        See "Net Sales by Business Segment and Other" above for details of the factors and regions that contributed to this net increase.

  2006 compared with 2005

        By geographic region, the components of the $242.8 million increase in net sales for 2006 compared with 2005 were as follows (dollars in millions):

	U.S.		International		Total Company
Volume—Units	0.7%	$14.7	2.8%	$58.7	1.8%	$73.4
Volume—Acquired businesses, net of dispositions	—	0.6	3.2	66.7	1.6	67.3
Price/Mix	4.0	78.1	1.0	22.6	2.5	100.7
Foreign Currency Translation	—	—	0.1	1.4	—	1.4

Total	4.7%	$93.4	7.1%	$149.4	5.9%	$242.8

        See "Segments," of Part I, Item 1. Business Segment Information, for an expanded discussion of the products included in each of the Company's segments and other category.

Cost of Sales

        The Company's primary input costs include resins, direct and indirect labor, other raw materials and other energy-related costs (including transportation costs.) The prices of crude oil and natural gas, which serve as feedstock utilized in the production of many of the resins the Company purchases, and energy-related costs have increased significantly over the past few years. In the fourth quarter of 2007, prices for these feedstocks and resins rose to unprecedented levels. Although changes in prices of crude oil and natural gas are not perfect benchmarks, they are indicative of the variations in raw materials and energy-related costs faced by the Company.

        Recent resin price increases for some of the Company's raw materials were realized in the fourth quarter of 2007. The Company has taken pricing actions as appropriate to lessen the impact of these raw material price increases when they occur. The most recent pricing actions taken by the Company are expected to have an impact beginning in the first quarter of 2008.

        The following table shows the Company's cost of sales for the three years ended December 31, 2007 (dollars in millions):

	2007	2006	2005	2007 vs. 2006 % Change	2006 vs. 2005 % Change
Cost of sales	$3,350.1	$3,087.8	$2,927.1	8.5%	5.5%
As a % of net sales	72.0%	71.3%	71.7%

  2007 compared with 2006

        The $262.3 million increase in cost of sales for 2007 compared with 2006 was primarily due to the impact of foreign currency translation of $129.9 million, higher input costs to support the increase in unit volume of product sales, and unfavorable average petrochemical-based raw material costs of approximately $19.0 million. Expenses included in cost of sales related to the implementation of the Company's global manufacturing strategy were $11.1 million in 2007 compared with $3.8 million in 2006. These expenses are discussed in further detail below.

  2006 compared with 2005

        The $160.7 million increase in cost of sales in 2006 compared with 2005 was primarily due to higher input costs to support the higher unit volume of product sales and unfavorable average petrochemical-based raw material costs of approximately $62.7 million. Also contributing to this increase were expenses related to the implementation of the Company's global manufacturing strategy of $3.8 million in 2006.

Marketing, Administrative and Development Expenses

        The following table shows the Company's marketing, administrative and development expenses for the three years ended December 31, 2007 (dollars in millions):

	2007	2006	2005	2007 vs. 2006 % Change	2006 vs. 2005 % Change
Marketing, administrative and development expenses	$750.2	$701.1	$645.9	7.0%	8.5%
As a % of net sales	16.1%	16.2%	15.8%

  2007 compared with 2006

        The $49.1 million increase in marketing, administrative and development expenses in 2007 compared with 2006 was primarily attributable to the impact of foreign currency translation of $27.2 million, an increase in expenses of $6.9 million related to innovation and new product introductions, including spending related to renewable products, and additional expenses related to the upgrade of the Company's information technology platforms of $2.8 million. The Company also opened a new state-of-the-art North American customer service center in 2007, which resulted in $2.6 million of incremental expenses. The remainder of the increase was to support the operations of the Company, including the higher volume of net sales in 2007.

        The Company had expected its marketing, administrative and development expenses for the full year of 2007 to be at or below 16.0% of net sales. However, as a result of the additional expenses related to innovation and new product introductions, including spending related to renewable products, and additional expenses related to the upgrade of the Company's information technology platforms noted above, the Company's marketing, administrative and administrative expenses were 16.1% of net sales in 2007.

  2006 compared with 2005

        The $55.2 million increase in marketing, administrative and development expenses in 2006 compared with 2005 was primarily attributable to higher management incentive compensation expenses of approximately $11.0 million as the Company achieved most of its performance objectives in 2006, incremental spending related to the upgrade of the Company's information technology platforms of approximately $10.0 million, operating expenses of businesses acquired during 2006 including Nelipak and Biosphere of approximately $12.0 million and increased expenses to support the higher volume of net sales in 2006.

  Global Manufacturing Strategy and Restructuring Charges

        The Company's global manufacturing strategy, when fully implemented, will expand production in countries where demand for the Company's products and services has been growing significantly. At the same time, the Company intends to optimize certain manufacturing capacity in North America and Europe into centers of excellence. The goals of this multi-year program are to expand capacity in growing markets, further improve the Company's operating efficiencies, and implement new technologies more effectively. The Company expects this program to produce meaningful savings in future years. By taking advantage of new technologies and streamlining production on a global scale, the Company expects to continue to enhance its profitable growth and its global leadership position.

        In July 2006, the Company announced the first phase of this multi-year global manufacturing strategy. The financial scope of this phase is expected to be as follows (dollars in millions):

	Original Expected Range	Revised Expected Range(1)	Incurred During 2006	Incurred During 2007	Total Incurred in 2007 and 2006
Capital expenditures	$130.0—$150.0	—	$14.2	$58.5	$72.7

Associated costs and restructuring charges	$90.0—$100.0	$55.0—$60.0	$15.6	$12.1	$27.7

(1)
In the fourth quarter of 2007, the Company revised the expected range of associated costs and restructuring charges as shown above. The Company also revised the estimated annual savings resulting from implementing this strategy to approximately $45.0 million starting in 2009 and approximately $55.0 million starting in 2010. The Company currently expects capital expenditures to be approximately $70.0 million and associated costs and restructuring charges to be approximately $30.0 million in 2008. The actual timing of these expenditures, costs and charges is subject to change due to a variety of factors.

        Capital expenditures, associated costs and restructuring charges in connection with this strategy for 2007 and 2006 were as follows (dollars in millions):

	2007	2006
Capital expenditures	$58.5	$14.2
Associated costs(1)	11.4	3.8
Restructuring charges(2)	0.7	11.8

    (1)
    The associated costs principally include equipment relocation and facility start-up costs, which are primarily included in cost of sales on the consolidated statements of operations. These charges by business segment and other were as follows (dollars in millions):

	2007	2006
Food Packaging	$10.2	$3.5
Protective Packaging	0.9	—
Other	0.3	0.3

Total	$11.4	$3.8

    (2)
    The restructuring charges were primarily for severance costs, the majority of which are related to the Food Packaging segment. These charges were included in restructuring and other charges on the consolidated statements of operations. See Note 3, "Business Segment Information," for restructuring and other charges by business segment and other. A reconciliation of the restructuring accrual is included below.

        The components of the restructuring accrual, spending and other activity through December 31, 2007 and the accrual balance remaining at December 31, 2007 were as follows (dollars in millions):

Employee Termination Costs
Original restructuring accrual in 2006	$11.6
Cash payments during 2006	(0.4)
Effect of changes in currency rates	(0.3)

Restructuring accrual at December 31, 2006	10.9
Cash payments during 2007	(4.5)
Additional accruals for new projects or modifications to previously accrued projects	0.2
Effect of changes in currency rates	1.6

Restructuring accrual at December 31, 2007	$8.2

        The Company expects to pay $5.5 million of the accrual balance remaining at December 31, 2007 within the next twelve months. This amount is included in other current liabilities on the Company's consolidated balance sheet at December 31, 2007. The remaining accrual of $2.7 million is expected to be paid in 2010 and 2011 and is included in other liabilities on the Company's consolidated balance sheet at December 31, 2007.

        In connection with this strategy the Company expects to eliminate 280 full-time positions and add approximately 120 full-time positions at other facilities as production is transferred. As a result, the net reduction in full-time positions is expected to be 160.

  Other Restructuring Charges

        In 2007, the Company recorded $0.9 million of restructuring charges, net, primarily for severance costs incurred in connection with the Company's consolidation of its customer service activities in North America.

        In 2006, the Company recorded $1.1 million of restructuring charges of which $0.6 million related to severance costs incurred in connection with the Company's consolidation of its food packaging customer service activities in Canada and $0.5 million was related to a series of profit improvement plans in various geographic regions of its food packaging segment implemented in 2004. In 2005, the Company recorded restructuring charges of $1.7 million also related to the profit improvement plans implemented in 2004.

  Operating Profit by Business Segment and Other

        As previously discussed, management evaluates the performance of each reportable segment based on its operating profit. Operating profit by business segment and other for the three years ended December 31, 2007 was as follows (dollars in millions):

	2007	2006	2005	2007 vs. 2006 % Change	2006 vs. 2005 % Change
Operating Profit

Food Packaging	$228.2	$214.6	$231.2	6.3%	(7.2)%
As a % of Food Packaging net sales	12.1%	12.3%	13.6%
As a % of total operating profit(1)	41.4%	39.8%	45.1%
Food Solutions	$86.1	$87.3	$85.2	(1.4)%	2.5%
As a % of Food Solutions net sales	9.1%	10.4%	10.8%
As a % of total operating profit(1)	15.6%	16.2%	16.6%
Protective Packaging	$208.6	$206.7	$176.8	0.9%	16.9%
As a % of Protective Packaging net sales	13.8%	14.0%	12.5%
As a % of total operating profit(1)	37.9%	38.3%	34.5%
Other	$28.0	$30.4	$18.9	(7.9)%	60.9%
As a % of Other net sales	8.8%	11.3%	10.3%
As a % of total operating profit(1)	5.1%	5.7%	3.8%

Total segments and other	$550.9	$539.0	$512.1	2.2%	5.3%
Restructuring and other charges(2)	1.6	12.9	1.7

Total	$549.3	$526.1	$510.4	4.4%	3.1%

As a % of total net sales	11.8%	12.2%	12.5%

(1)
Before taking into consideration restructuring and other charges.

(2)
Restructuring charges of $0.7 million in 2007 and $11.8 in 2006 were related to the Company's global manufacturing strategy. See "Global Manufacturing Strategy and Restructuring Charges," previously discussed for further details. The restructuring and other charges by business segment were as follows:

	2007	2006	2005
Food Packaging	$0.5	$13.0	$0.7
Food Solutions	0.1	—	0.3
Protective Packaging	1.0	(0.1)	0.6
Other	—	—	0.1

Total	$1.6	$12.9	$1.7

  Food Packaging Segment Operating Profit

  2007 compared with 2006

        The decrease in operating profit as a percentage of this segment's net sales in 2007 compared with 2006 was primarily due to higher input costs including unfavorable average petrochemical-based raw material costs of approximately $8.0 million incurred to support the increased volume of product sales and an increase in marketing, administrative and development expenses. Expenses in this segment related to the implementation of the Company's global manufacturing strategy were $10.2 million in 2007 compared with $3.5 million in 2006.

  2006 compared with 2005

        The decrease in operating profit as a percentage of this segment's net sales in 2006 compared with 2005 was primarily attributable to higher input costs, including unfavorable average petrochemical-based raw material costs of approximately $33.8 million, expenses related to the implementation of the Company's global manufacturing strategy of $3.5 million and the impact of higher marketing, administrative and development expenses previously discussed. The increases in expenses were partially offset by the improved contribution from increased net sales.

  Food Solutions Segment Operating Profit

  2007 compared with 2006

        The decrease in operating profit as a percentage of this segment's net sales in 2007 compared with 2006 was primarily due to the impact of higher marketing, administrative and development expenses discussed above, including expenses related to new product development. This segment experienced higher input costs in 2007 compared with 2006, but this was offset by the improved contribution from increased net sales, including favorable product/mix.

  2006 compared with 2005

        The decrease in operating profit as a percentage of this segment's net sales in 2006 compared with 2005 was primarily attributable to higher input costs, including unfavorable average petrochemical-based raw material costs of approximately $12.5 million, and the impact of higher marketing, administrative and development expenses previously discussed, including expenses related to new product development. These increases were partially offset by the improved contribution from increased net sales.

  Protective Packaging Segment Operating Profit

  2007 compared with 2006

        This segment's operating profit as a percentage of this segment's net sales in 2007 compared with 2006 remained relatively flat, which was primarily attributable to selling price increases implemented in 2007 and 2006, which helped offset higher input costs, including unfavorable average petrochemical-based raw material costs of approximately $3.0 million, and the impact of higher marketing, administrative and development expenses discussed above.

  2006 compared with 2005

        The increase in operating profit as a percentage of this segment's net sales in 2006 compared with 2005 was primarily attributable to selling price increases implemented in 2006 on select products, primarily in North America and, to a lesser extent, Europe, and improved performance in North America and Europe based on management actions taken to improve profitability, which helped offset higher input costs.

  Other Operating Profit

  2007 compared with 2006

        The decrease in operating profit as a percentage of Other net sales in 2007 compared with 2006 was primarily due to higher marketing, administrative and development expenses discussed above, of which $1.7 million was associated with the Company's majority ownership in Biosphere.

  2006 compared to 2005

        The increase in operating profit as a percentage of Other net sales in 2006 compared with 2005 was primarily attributable to the increase in net sales previously discussed, which offset higher input costs, including unfavorable petrochemical-based raw material costs of approximately $3.0 million.

Interest Expense

        Interest expense includes the stated interest rate on the Company's outstanding debt, as well as the effects of interest rate swaps and the amortization of capitalized senior debt issuance costs, bond discounts and terminated treasury locks. Interest expense for the three years ended December 31, 2007 was as follows (dollars in millions):

	2007	2006	2005
Interest expense	$140.6	$148.0	$149.7

  2007 compared with 2006

        The decrease in interest expense in 2007 compared with 2006 was primarily due to the following:

  •
  a $7.2 million decrease due to the retirement of the Company's 5.625% euro notes in July 2006;

  •
  a decrease of $4.3 million related to higher capitalized interest during the construction of capital investment projects in 2007 compared with 2006;

        partially offset by;

  •
  an increase of $1.8 million as a result of additional expense related to the compounding of interest on the amount payable pursuant to the asbestos settlement agreement; and

  •
  an increase of $1.2 million due to the impact of higher interest rates on the Company's $300.0 million of outstanding interest rate swaps entered into to effectively convert its 5.375% senior notes due April 2008 into floating rate debt.

  2006 compared with 2005

        The decrease in interest expense in 2006 compared with 2005 was primarily due to the following:

  •
  a $7.5 million decrease due to the retirement of the Company's 5.625% euro notes in July 2006, and

  •
  a decrease of $1.8 million related to higher capitalized interest during the construction of capital investment projects in 2006 compared with 2005;

        partially offset by;

  •
  an increase of $5.0 million due to the impact of higher interest rates on the Company's $300.0 million of outstanding interest rate swaps entered into to effectively convert its 5.375% senior notes due April 2008 into floating rate debt; and

  •
  an increase of $1.7 million caused by additional expense related to the compounding of interest on the amount payable pursuant to the asbestos settlement agreement.

Gain on Sale of Equity Method Investment

        On February 9, 2007, the Company sold its 50% investment in PolyMask Corporation to its joint venture partner, 3M Company (the "PolyMask transaction"). The joint venture was formed in 1991 between the Company and 3M to produce and sell non-packaging surface protection films. Prior to the sale, the Company accounted for this joint venture under the equity method of accounting. The Company received an aggregate cash amount of $36.0 million for the transaction and other related assets and recorded a pre-tax gain of $35.3 million ($22.4 million after-tax) in the first quarter of 2007. This gain was reflected as a gain on sale of equity method investment on the Company's consolidated statements of operations. The Company's proportionate share of PolyMask Corporation's net income was $0.4 million in 2007, $3.9 million in 2006 and $2.6 million in 2005 and was included in other income, net, on the consolidated statements of operations. The Company's investment in this joint venture was not material to the Company's consolidated financial position or results of operations.

Other Income, Net

        The following table provides details of the Company's other income, net:

	2007	2006	2005
Interest and dividend income	$19.9	$16.8	$11.1
Net foreign exchange transaction loss	(6.4)	(4.1)	(4.7)
Asbestos settlement and related costs	(0.7)	(1.6)	(2.2)
Advisory expenses incurred prior to ceasing work on an acquisition	(7.5)	—	—
Loss on sale of small product line	(6.8)	—	—
Gain on termination of forward starting interest rate swaps	3.7	—	—
Other, net	9.8	10.9	11.7

Other income, net	$12.0	$22.0	$15.9

        Interest and dividend income increased in 2007 compared with 2006 and 2005 primarily due to higher interest rates on the Company's investments and to a lesser extent higher cash balances. See Note 12,

"Derivatives and Hedging Activities," of Notes to Consolidated Financial Statements for further discussion of the gain on termination of forward starting interest rate swaps.

Income Taxes

        The Company's effective income tax rate was 22.6% for 2007, 31.5% for 2006 and 32.1% for 2005. The Company expects an effective income tax rate of approximately 31.0% for 2008.

        The Company's income tax expense in 2007 includes the impact of a net reversal of tax accruals of $42.2 million including $13.2 million for related interest, for uncertainties that did not materialize following the completion of tax audits and the expiration of relevant statutes of limitations. This reversal includes multiple jurisdictions and multiple tax years up to and including the year 2003. This reversal reduced the Company's effective income tax rate by 9.3%.

        For 2007, the effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the reversal of the tax accruals and related interest noted above and, to a lesser extent, the lower net effective income tax rate on foreign earnings, partially offset by state income taxes.

        For 2006 and 2005, the effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the lower net effective income tax rate on foreign earnings, partially offset by the effect of state income taxes.

        On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board, or FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes." As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits. At December 31, 2007, the Company classified $8.1 million of liabilities for unrecognized tax benefits and related interest in other liabilities on the consolidated balance sheet, which were previously classified as income taxes payable before the adoption of FIN 48. The Company cannot reasonably estimate the future period or periods of cash settlement of these liabilities. See Note 15, "Income Taxes," of Notes to Consolidated Financial Statements for additional information.

Liquidity and Capital Resources

        The discussion that follows contains:

  •
  a description of the Company's material commitments and contingencies,

  •
  a description of the Company's principal sources of liquidity,

  •
  a description of the Company's outstanding indebtedness,

  •
  an analysis of the Company's historical cash flows and changes in working capital,

  •
  a description of the Company's derivative financial instruments, and

  •
  a description of changes in the Company's shareholders' equity.

Material Commitments and Contingencies

  Asbestos Settlement; Commitments Related to the Cryovac Transaction

        The Company recorded a charge of $850.1 million in the fourth quarter of 2002, of which $512.5 million is to be utilized for a cash payment that the Company is required to make upon the effectiveness of a plan of reorganization in the bankruptcy of W. R. Grace & Co. The Company did not use cash in any period with respect to this liability, and the Company cannot predict when it will be required to make this payment. The Company currently expects to fund this payment by using a combination of accumulated cash and future cash flows from operations and funds available under its $500.0 million senior unsecured multi-currency credit facility or its accounts receivable securitization program, both described below, or a combination of these alternatives. The cash payment of $512.5 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. The Company has recorded this accrued interest in other current liabilities in its consolidated balance sheets, and these amounts were $158.4 million at December 31, 2007 and $123.5 million at December 31, 2006.

        The Company is subject to other contingencies related to the Cryovac transaction. Note 16, "Commitments and Contingencies," of Notes to Consolidated Financial Statements, which is contained in Part II, Item 8 of this Annual Report on Form 10-K, describes these contingencies under "Contingencies Related to the Cryovac Transaction" and is incorporated herein by reference.

  Compliance Matters

        The information set forth in Part II, Item 8 of this Annual Report on Form 10-K in Note 16, "Commitments and Contingencies," of Notes to Consolidated Financial Statements under the caption "Compliance Matters" is incorporated herein by reference.

  Contractual Commitments

        The following table summarizes the Company's principal contractual obligations and sets forth the amounts of required cash outlays in 2008 and future years (amounts in millions):

	Payments Due by Year
Contractual Obligations	Total	2008	2009-2010	2011-2012	Thereafter
Short-term borrowings	$36.5	$36.5	$—	$—	$—
Current portion of long-term debt exclusive of debt discounts and interest rate swap adjustments	305.9	305.9	—	—	—
Long-term debt, exclusive of debt discounts and interest rate swap adjustments	1,534.3	—	678.3	5.5	850.5

Total debt(1)(2)	1,876.7	342.4	678.3	5.5	850.5
Operating leases	125.3	28.8	41.2	27.3	28.0
Cash portion of the asbestos settlement, including accrued interest at December 31, 2007(3)	670.9	670.9	—	—	—
First quarter 2008 quarterly cash dividend declared	19.4	19.4	—	—	—
Other principal contractual obligations	178.6	115.0	52.5	11.1	—

Total contractual cash obligations	$2,870.9	$1,176.5	$772.0	$43.9	$878.5

(1)
Includes principal maturities (at face value) only.

(2)
The 2010 period includes the 3% convertible senior notes since the holders of these notes have the option to require the Company to repurchase the senior notes on June 30 of 2010, 2013, 2018, 2023 and 2028. See Note 11, "Debt and Credit Facilities," of Notes to Consolidated Financial Statements.

(3)
This liability is reflected as a current liability due to the uncertainty of the timing of payment. Interest accrues on this amount at a rate of 5.5% per annum, compounded annually, until it becomes due and payable.

        Current Portion of Long-Term Debt and Long-Term Debt—The debt shown in the above table excludes unamortized bond discounts and interest rate swap adjustments as of December 31, 2007 and therefore represents the principal amount of the debt required to be repaid in each period.

        Operating Leases—The Company is obligated under the terms of various operating leases covering some of the facilities that it occupies and some production equipment. The contractual operating lease obligations listed in the table above represent estimated future minimum annual rental commitments under non-cancelable real and personal property leases as of December 31, 2007.

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

  Liability for Unrecognized Tax Benefits

        At December 31, 2007, the Company had liabilities for unrecognized tax benefits and related interest of $8.1 million, which is included in other liabilities on the consolidated balance sheet. At December 31, 2007, the Company cannot reasonably estimate the future period or periods of cash settlement of these liabilities. See Note 15, "Income Taxes," for further discussion.

  Off-Balance Sheet Arrangements

        The Company has reviewed its off-balance sheet arrangements and has determined that none of those arrangements have or are reasonably likely to have a material current or future effect on the Company's consolidated financial statements, liquidity, capital expenditures or capital resources.

  Interest Payments

        The Company currently expects to pay from $97.0 million to $107.0 million in interest payments in 2008, including the impact of interest rate swap transactions. The actual interest paid in 2008 may be different from this amount if interest rates change or if the Company repurchases existing indebtedness or incurs indebtedness under its existing lines of credit or otherwise. These 2008 expected interest payments do not reflect payment of any accrued interest related to the asbestos settlement.

  Income Tax Payments

        The Company currently expects to pay between $171.0 million and $181.0 million in income taxes in 2008, assuming it does not make the asbestos settlement payment in 2008.

  Contributions to Defined Benefit Pension Plans

        The Company maintains defined benefit pension plans for a limited number of its U.S. employees and for some of its non-U.S. employees. The Company currently expects employer contributions to be $8.1 million in 2008.

  Environmental Matters

        The Company is subject to loss contingencies resulting from environmental laws and regulations, and it accrues for anticipated costs associated with investigatory and remediation efforts when an assessment has indicated that a loss is probable and can be reasonably estimated. These accruals do not take into account any discounting for the time value of money and are not reduced by potential insurance recoveries, if any. The Company does not believe that it is reasonably possible that its liability in excess of the amounts that it has accrued for environmental matters will be material to its consolidated statements of operations, balance sheets or cash flows. The Company reassesses environmental liabilities whenever circumstances become better defined or it can better estimate remediation efforts and their costs. The Company evaluates these liabilities periodically based on available information, including the progress of remedial investigations at each site, the current status of discussions with regulatory authorities regarding the methods and extent of remediation and the apportionment of costs among potentially responsible parties. As some of these issues are decided (the outcomes of which are subject to uncertainties) or new sites are assessed and costs can be reasonably estimated, the Company adjusts the recorded accruals, as necessary. The Company believes that these exposures are not material to its consolidated results of operations, balance sheets or cash flows. The Company believes that it has adequately reserved for all probable and estimable environmental exposures.

Principal Sources of Liquidity

        The Company's principal sources of liquidity are accumulated cash and cash equivalents, short-term investments, cash flows from operations and amounts available under its existing lines of credit described below, including the credit facility, the ANZ facility and its accounts receivable securitization program.

  Cash and Cash Equivalents and Short-Term Investments—Available-for-Sale Securities

        The following table summarizes the Company's accumulated cash and cash equivalents and short-term investments (dollars in millions):

	December 31,
			% Change
	2007	2006
Cash and cash equivalents	$430.3	$373.1	15.3%
Short-term investments—available-for-sale securities(1)	—	33.9	100.0%

Total	$430.3	$407.0	5.7%

    (1)
    See Note 5, "Available-for-Sale Investments," of Notes to Consolidated Financial Statements, which describes the change in the Company's available-for-sale investments.

  Cash Flows from Operations

        The Company generates substantial cash flows from operations and expects that it will continue to generate substantial cash flows from operations. See "Analysis of Historical Cash Flows" below.

  Lines of Credit

        The following table summarizes the Company's available lines of credit and committed and uncommitted lines of credit, including the credit facility and the ANZ facility discussed below, at December 31, 2007 and 2006:

	December 31,
	2007	2006
Used lines of credit	$46.4	$30.4
Unused lines of credit	823.8	810.6

Total available lines of credit	$870.2	$841.0

Available lines of credit—committed	$646.0	$632.9
Available lines of credit—uncommitted	224.2	208.1

Total available lines of credit	$870.2	$841.0

        The Company's principal credit lines were committed and consisted of the credit facility and the ANZ facility. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

  Revolving Credit Facilities

        The Credit Facility—The Company has not borrowed under its $500.0 million unsecured multi-currency revolving credit facility since its inception in July 2005. This facility contains a provision under which the Company was permitted to request, prior to each of the first and second anniversaries of the facility, a one-year extension of the termination of the facility. The Company requested and obtained extensions effective on the facility's first two anniversaries. Accordingly, effective July 26, 2007, the expiration date of the facility was extended to July 24, 2012.

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

        The credit facility is available for general corporate purposes including the payment of a portion of the $512.5 million cash payment, plus accrued interest (which was $158.4 million at December 31, 2007), required to be paid upon the effectiveness of an appropriate plan of reorganization in the W. R.

Grace & Co. bankruptcy. See Note 11, "Debt and Credit Facilities," of Notes to Consolidated Financial Statements for further information on this credit facility.

        ANZ Facility—The Company has an Australian dollar 170 million, dual-currency revolving credit facility, known as the ANZ facility, equivalent to U.S. $146 million at December 31, 2007, due March 2010. A syndicate of banks made this facility available to a group of the Company's Australian and New Zealand subsidiaries for general corporate purposes including refinancing of previously outstanding indebtedness. The Company may re-borrow amounts repaid under the ANZ facility from time to time prior to the expiration or earlier termination of the facility.

        The Company borrowed under the ANZ facility during the second quarter of 2006, but it repaid those amounts in full and did not borrow further under the ANZ facility during 2006 or 2007. There were no amounts outstanding under this facility at December 31, 2007 or at December 31, 2006. See Note 11, "Debt and Credit Facilities," of Notes to Consolidated Financial Statements for further discussion of this facility.

  Other Lines of Credit

        Substantially all the Company's short-term borrowings of $36.5 million at December 31, 2007 and $20.2 million at December 31, 2006 were outstanding under lines of credit available to several of the Company's foreign subsidiaries. The weighted average interest rate on these outstanding lines of credit was 11.0% at December 31, 2007 and 12.5% at December 31, 2006. Amounts available under these credit lines were $214.2 million ($177.8 million unused) at December 31, 2007 and $198.0 million ($177.8 million unused) at December 31, 2006.

  Accounts Receivable Securitization Program

        In December 2001, the Company and a group of its U.S. subsidiaries entered into an accounts receivable securitization program with a bank and an issuer of commercial paper administered by the bank. This program had an original expiration date of December 31, 2004, which was extended on that date for an additional three years. On December 7, 2007, the parties (including an additional party in 2007) extended this program for an additional term of five years ending December 7, 2012. This receivables program contains financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these covenants at December 31, 2007.

        The Company's receivables funding subsidiary did not sell any receivables interests under the receivables program during 2007, and therefore the Company did not remove any related amounts from the consolidated assets reflected on the Company's consolidated balance sheets at December 31, 2007.

        See Note 6, "Accounts Receivable Securitization Program," of Notes to Consolidated Financial Statements for additional information concerning this receivables program.

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

Outstanding Indebtedness

        At December 31, 2007 and 2006 the Company's total debt outstanding consisted of the amounts set forth in the following table:

	December 31,
	2007	2006
Short-term borrowings	$36.5	$20.2
Current portion of long-term debt	303.7	5.5

Total current debt	340.2	25.7
Total long-term debt, less current portion	1,531.6	1,826.6

Total debt	$1,871.8	$1,852.3

        The Company's current portion of long-term debt increased at December 31, 2007 due to the reclassification of the 5.375% senior notes with a face value of $300.0 million as a current liability, since these senior notes mature in April 2008. The Company intends to use available cash and other committed liquidity sources to retire this debt when it matures.

  Senior Notes

        Included in the Company's long-term debt is approximately $1,505.8 million of senior notes with various maturities. The next maturity will be the Company's 5.375% senior notes that mature in April 2008. See Note 11, "Debt and Credit Facilities," of Notes to Financial Statements for additional information on the Company's debt.

Analysis of Historical Cash Flows

        The following table summarizes the Company's changes in cash flows for the three years ended December 31, 2007 (dollars in millions):

	2007	2006	2005	2007 vs. 2006 % Change	2006 vs. 2005 % Change
Net cash provided by operating activities	$378.1	$432.9	$363.3	(12.7)%	19.2%
Net cash used in investing activities	(274.1)	(202.5)	(88.9)	(35.4)%	#
Net cash used in financing activities	(59.5)	(350.0)	(118.4)	(83.0)%	#

#
Denotes a variance greater than 100.0%

  Net Cash Provided by Operating Activities

  2007 compared with 2006

        The $54.8 million decrease in cash provided from operating activities was primarily due to the following factors:

  •
  a decrease in cash generated from receivables, net, of $13.5 million primarily due to the increase in international net sales and the generally longer trade payment cycles outside the U.S. The decrease in cash generated from receivables was also due to an increase of $8.6 million for value-added-tax receivables related to the Company's international business;

  •
  an increase in cash used for inventory of $15.7 million primarily due to higher inventory levels to support international sales growth; and

  •
  an increase in cash used for other current liabilities of $77.7 million, primarily due to $49.2 million of cash used for income tax payments. Income tax payments were $201.8 million in 2007 compared with $152.6 million in 2006;

        partially offset by;

  •
  an increase in net earnings adjusted for non-cash activity of $67.7 million.

  2006 compared with 2005

        The $69.6 million increase in net cash provided by operating activities in 2006 compared with 2005 was primarily attributable to the following:

  •
  an increase in cash generated from accounts receivable, net, of $29.3 million in 2006 primarily due to higher cash collections during 2006 that exceeded the increase in net sales. In addition, during 2006 there was increased cash received from vendor rebates receivable;

  •
  an increase in accrued restructuring costs in 2006 due to the recording of $11.8 million of restructuring charges related to the global manufacturing strategy, partially offset by $4.5 million in cash payments in 2006 related to the 2004 restructuring program and the 2006 global manufacturing strategy charge. Cash payments related to the 2004 restructuring program made in 2005 were $16.8 million;

  •
  an increase in income taxes payable in 2006 due to a higher income tax provision;

  •
  an increase in accrued payroll in 2006 partially due to higher management incentive compensation; and

  •
  the timing of other receipts and payments in the ordinary course of business;

        These increases were partially offset by an increase in cash used for inventory in 2006 due to higher resin costs affecting all categories of inventory and higher raw material quantities purchased in 2006. Raw material inventory quantities were lower in 2005 in part due to the storm-related depletion of the Company's resin supplies. In addition, higher inventories were needed in 2006 to support the Company's global manufacturing strategy as projects began to shift production consistent with the Company's centers of excellence approach.

  Net Cash Used in Investing Activities

  2007 compared with 2006

        The $71.6 million increase in cash used for investing activities was primarily due to the following:

  •
  an increase of $42.9 million in capital expenditures in 2007. Capital expenditures were $210.8 million in 2007, which included $58.5 million related to the Company's global manufacturing strategy. Capital expenditures were $167.9 million in 2006, which included $14.2 million related to the Company's global manufacturing strategy;

  •
  $43.3 million of cash used for acquisitions of intangible assets primarily consisting of certain assets relating to polyethylene foam product lines;

  •
  an increase in net purchases of available-for-sale securities of $20.9 million in 2007; and

  •
  an increase of $7.2 million of cash used in other investing activities, primarily due to the Company's investment in the Teknik Plastik joint venture in September 2007;

        partially offset by;

  •
  $36.0 million of cash received in 2007 for the PolyMask transaction; and

  •
  a reduction in cash used for businesses acquired of $20.4 million in 2007, primarily due to the Company using an aggregate of $32.9 million of cash to acquire Alga Plastics in August 2007 and Pack Tiger in January 2007 and $51.7 million of cash to acquire Nelipak in January 2006 and Entapack in July 2006.

  2006 compared with 2005

        The $113.6 million increase in net cash used for investing activities in 2006 compared with 2005 was primarily due to the following:

  •
  $53.3 million of cash used to complete acquisitions in 2006 of which $41.2 million was for the acquisition of Nelipak on January 3, 2006; and

  •
  an increase of $71.0 million in capital expenditures. Capital expenditures were $167.9 million in 2006 compared with $96.9 million in 2005. The increase in capital expenditures in 2006 compared with 2005 was due to investments in capacity expansion and in new technologies related to the Company's centers of excellence approach as well as global manufacturing strategy capital expenditures of $14.2 million.

        The Company expects to continue to invest capital as it deems appropriate to expand its business, to replace depreciating property, plant and equipment, to acquire new manufacturing technology and to improve productivity. Taking into account expected capital expenditures in 2008 of approximately $70.0 million for the Company's global manufacturing strategy, the Company expects total capital expenditures in 2008 to be approximately $200.0 million. This projection is based upon the Company's capital expenditure budget for 2008, the status of approved but not yet completed capital projects, anticipated future projects including the implementation of the Company's global manufacturing strategy and historic spending trends.

  Net Cash Used in Financing Activities

  2007 compared with 2006

        The $290.5 million decrease in cash used for financing activities was primarily due to the following:

  •
  net debt proceeds of $11.4 million in 2007 compared with net debt repayments of $251.8 million in 2006. Net debt proceeds in 2007 include net proceeds from short-term borrowings of $15.8 million, partially offset by the net repayment of $4.4 million of long-term debt. The net debt repayments in 2006 primarily consist of $251.7 million due to the retirement of the 5.625% Euro notes in July 2006 and repayment of $8.0 million of the debt assumed in the Nelipak acquisition, partially offset by net proceeds from long-term debt of $23.6 million;

  •
  a decrease in cash used in 2007 for the repurchase of the Company's common stock, as discussed in "Repurchases of Capital Stock" below. Cash used was $6.8 million in 2007, compared with $52.4 million in 2006;

        partially offset by;

  •
  higher cash payments for dividends on the Company's common stock of $16.0 million in 2007 compared with 2006, primarily due to the increase in the cash dividend per common share in 2007 as previously discussed in "Recent Events." The Company used cash of $64.6 million in 2007 to pay its quarterly cash dividends compared with $48.6 million in 2006.

  2006 compared with 2005

        The $231.6 million increase in net cash used in financing activities in 2006 compared with 2005 was primarily due to the following:

  •
  $251.7 million of cash used to retire the Company's 5.625% euro notes on July 19, 2006; and

  •
  $48.6 million of cash used in 2006 to pay dividends on the Company's common stock;

        partially offset by;

  •
  a decrease in cash used in 2006 for the repurchase of shares of the Company's common stock, as discussed in "Repurchases of Capital Stock" below. Cash used in 2006 was $52.4 million compared with $116.4 million of cash used in 2005.

  Repurchases of Capital Stock

        During 2007, the Company repurchased 216,000 shares of its common stock, par value $0.10 per share, in open market purchases at a cost of $6.8 million. The average price per share of these common stock repurchases was $31.58. During 2006, the Company repurchased 2,098,400 shares of its common stock in open market purchases at a cost of $52.4 million. The average price per share of these common stock repurchases was $24.95. In 2005, the Company repurchased 4,860,400 shares of its common stock, par value $0.10 per share, in open market purchases at a cost of $116.4 million in 2005. The average price per share of these common stock repurchases in 2005 was $23.94. All repurchases have been adjusted for the two-for-one stock split in March 2007.

        Share repurchases were made under a program previously adopted by the Company's Board of Directors. The share repurchase program authorized the repurchase of up to 33,954,294 shares (as adjusted for the two-for-one stock split) of common stock, which included the Company's Series A convertible preferred stock on an as-converted basis prior to its redemption in 2003. Prior to the program's termination on August 9, 2007 described below, the Company had repurchased 30,969,142 shares (as adjusted for the two-for-one stock split) of common stock and preferred stock on an as-converted basis, and the remaining repurchase authorization covered 2,985,152 shares (as adjusted for the two-for-one stock split) of common stock.

        On August 9, 2007, the Company announced that its Board of Directors had approved a new share repurchase program, authorizing the Company to repurchase in the aggregate up to 20 million shares of its issued and outstanding common stock. The new program replaced the Company's prior share repurchase program discussed above, which was terminated. Through December 31, 2007, the Company had not repurchased any shares of the Company's common stock under the new program, leaving the entire 20 million shares of common stock authorized for repurchase under the program. The new program has no set expiration date, and the Company may from time to time continue to repurchase its common stock.

Changes in Working Capital

        At December 31, 2007, working capital (current assets less current liabilities) was $194.5 million compared with $350.6 million at December 31, 2006. The $156.1 million, or 44.5%, decrease in the Company's working capital during 2007 resulted primarily from the following:

  •
  the reclassification of the outstanding balance of the 5.375% senior notes with a face value of $300.0 million as a current liability due to the senior notes maturing in April 2008;

  •
  the reclassification of available-for-sale securities of $40.8 million to non-current assets in 2007. See Note 5, "Available-for-Sale Investments," for further discussion;

  •
  an increase in accrued interest of $34.2 million during 2007 related to the Company's liability under the asbestos settlement agreement;

  •
  an increase in accounts payable of $32.4 million during 2007, primarily due to the timing of payments and foreign currency translation of $12.2 million; and

  •
  an increase in short-term borrowings of $16.3 million in 2007;

        partially offset by;

  •
  an increase in inventory of $72.3 million in 2007 primarily due to higher inventory levels of $46.4 million to support international sales growth and foreign currency translation of $42.9 million. In the first nine months of 2007, inventory levels increased $73.6 million to support international sales growth. This increase was partially offset by a reduction of $22.0 million in the fourth quarter of 2007, which was attributable to the Company's supply chain initiative to improve cash-to-cash cycle time and reduce logistics costs;

  •
  an increase in receivables, net, of $68.5 million in 2007 primarily due to foreign currency translation of $39.6 million and $27.0 million from the Company's international sales growth including generally longer trade payment cycles outside the U.S. The increase also includes $8.6 million related to the Company's value-added-tax receivables reflecting the Company's international presence;

  •
  an increase of $57.2 million in cash and cash equivalents in 2007 primarily due to cash flow generated from operations; and

  •
  a decrease in income taxes payable of $78.2 million in 2007 principally due to the following factors:

  •
  income tax payments of $201.8 million in 2007; and

  •
  the classification of $11.8 million of tax liabilities in non-current liabilities, of which $8.1 million was due to the required adoption of FIN 48. See Note 15, "Income Taxes," of Notes to Consolidated Financial Statements for further information;

        partially offset by;

    •
    the current year income tax provision of $131.5 million.

  Current and Quick Ratios

        The ratio of current assets to current liabilities, known as the current ratio, was 1.1 at December 31, 2007 and 1.2 at December 31, 2006. The ratio of current assets less inventory to current liabilities, known as the quick ratio, was 0.8 at December 31, 2007 and 0.9 at December 31, 2006.

Derivative Financial Instruments

  Interest Rate Swaps

        The information set forth in Part II, Item 8 of this Annual Report on Form 10-K in Note 12, "Derivatives and Hedging Activities," of Notes to Consolidated Financial Statements under the caption "Interest Rate Swaps" is incorporated herein by reference.

  Foreign Currency Forward Contracts

        At December 31, 2007, the Company was party to foreign currency forward contracts, which did not have a significant impact on the Company's liquidity.

        The information set forth in Part II, Item 8 of this Annual Report on Form 10-K in Note 12, "Derivatives and Hedging Activities," of Notes to Consolidated Financial Statements under the caption "Foreign Currency Forward Contracts" is incorporated herein by reference.

        For further discussion about these contracts and other financial instruments, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."

Shareholders' Equity

        The Company's shareholders' equity was $2,019.6 million at December 31, 2007 and $1,654.8 million at December 31, 2006. Shareholders' equity increased $364.8 million, or 22.0%, in 2007 compared with 2006 primarily due to the following:

  •
  net earnings of $353.0 million in 2007; and

  •
  positive foreign currency translation of $66.7 million in 2007;

        partially offset by;

  •
  dividends paid on common stock of $64.6 million in 2007.

Recently Issued Statements of Financial Accounting Standards, Accounting Guidance and Disclosure Requirements

        The Company is subject to numerous recently issued statements of financial accounting standards, accounting guidance and disclosure requirements. Note 21, "Recent Accounting Pronouncements," of Notes to Consolidated Financial Statements, which is contained in Part II, Item 8 of this Annual Report on Form 10-K, describes these new accounting pronouncements and the Company's application of the provisions of Staff Accounting Bulletin No. 108 and is incorporated herein by reference.

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

        The Company believes the following accounting policies are critical to its business operations and the understanding of its consolidated results of operations and affect the more significant judgments and estimates used in the preparation of its consolidated financial statements. The critical accounting policies discussed below should be read together with the Company's significant accounting policies set forth in Note 2, "Summary of Significant Accounting Policies," of Notes to Consolidated Financial Statements.

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

        Commitments and Contingencies—Litigation—On an ongoing basis, the Company assesses the potential liabilities and costs related to any lawsuits or claims brought against it. The Company accrues a liability when it believes a loss is probable and when the amount of loss can be reasonably estimated. Litigation proceedings are evaluated on a case-by-case basis considering the available information, including that received from internal and outside legal counsel, to assess potential outcomes. While it is typically very difficult to determine the timing and ultimate outcome of these actions, the Company uses its best judgment to determine if it is probable that it will incur an expense related to the settlement or final adjudication of these matters and whether a reasonable estimation of the probable loss, if any, can be made. In assessing probable losses, the Company considers insurance recoveries, if any. The Company expenses legal costs, including those legal costs expected to be incurred in connection with a loss contingency, as incurred. The Company has in the past adjusted existing accruals as proceedings have continued, been settled or otherwise provided further information on which the Company could review the likelihood of outflows of resources and their measurability, and the Company expects to do so in future periods. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recovery, it is possible that disputed matters may be resolved for amounts materially different from any provisions or disclosures that the Company has previously made.

        Impairment of Long-Lived Assets—The determination of the value of long-lived assets requires management to make assumptions and estimates that affect the Company's consolidated financial statements. The Company periodically reviews long-lived assets, other than goodwill, for impairment whenever there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Goodwill, in accordance with SFAS No. 142, "Goodwill and Other Intangibles," is reviewed for possible impairment at least annually during the fourth quarter of each fiscal year. A review of goodwill may be initiated prior to conducting the annual analysis if there is evidence that events or changes in circumstances indicate that the carrying value of goodwill may be impaired.

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

        The projected benefit obligation and the net periodic benefit cost are based on third-party actuarial assumptions and estimates that are reviewed by management on an annual basis. The principal assumptions concern the discount rate used to measure the projected benefit obligation, the expected future rate of return on plan assets and the expected rate of future compensation increases. The Company revises these assumptions based on an annual evaluation of long-term trends and market conditions that may have an impact on the cost of providing retirement benefits. In determining the discount rate, the Company utilizes market conditions and other data sources management considers reasonable based upon the profile of the remaining service life of eligible employees. The expected long-term rate of return on plan assets is determined by taking into consideration the weighted-average expected return on the Company's asset allocation, asset return data, historical return data, and the current economic environment. The Company believes these considerations provide the basis for reasonable assumptions of the expected long-term rate of return on plan assets. The rate of compensation increase is based on the Company's long-term plans for such increases. The measurement date used to determine the benefit obligation and plan assets is December 31. At December 31, 2007, the projected benefit obligation for U.S. pension plans was $44.5 million and the net periodic benefit cost for the year ended December 31, 2007 was $2.9 million. At December 31, 2007, the projected benefit obligation for international pension plans was $306.6 million and the net periodic benefit cost for the year ended December 31, 2007 was $12.1 million.

        In general, material changes to the principal assumptions could have a material impact on the costs and liabilities recorded under SFAS No. 158. A 25 basis point change in the assumed discount rate and a 100 basis point change in the expected long-term rate of return on plan assets would have resulted in the following increases (decreases) on the projected benefit obligation at December 31, 2007 and the expected net periodic benefit cost for the year ended December 31, 2008 (in millions).

	25 Basis Point Increase	25 Basis Point Decrease
United States
Discount Rate
Effect on projected benefit obligation	$(1.5)	$1.5
Effect on net periodic benefit cost	(0.2)	0.2

	100 Basis Point Increase	100 Basis Point Decrease
Return on Assets
Effect on net periodic benefit cost	$(0.4)	$0.4

	25 Basis Point Increase	25 Basis Point Decrease
International
Discount Rate
Effect on projected benefit obligation	$(18.9)	$20.9
Effect on net periodic benefit cost	(1.2)	1.4

	100 Basis Point Increase	100 Basis Point Decrease
Return on Assets
Effect on net periodic benefit cost	$(2.4)	$2.4

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

        In assessing the need for a valuation allowance, the Company estimates future taxable earnings, with consideration for the feasibility of ongoing tax planning strategies and the realizability of tax benefit carry forwards and past operating results, to determine which deferred tax assets are more likely than not to be realized in the future. Changes to tax laws, statutory tax rates and future taxable earnings can have an impact on valuation allowances related to deferred tax assets. In the event that actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could have a material impact on the Company's consolidated financial statements.

        In calculating its worldwide provision for income taxes, the Company also evaluates its tax positions for years where the statutes of limitations have not expired. Based on this review, the Company may establish reserves for additional taxes and interest that could be assessed upon examination by relevant tax authorities. The Company adjusts these reserves in light of changing facts and circumstances, including the results of tax audits and changes in tax law. If the payment of additional taxes and interest ultimately proves unnecessary, the reversal of the reserves would result in tax benefits being recognized in the period when the Company determines the reserves are no longer necessary. If an estimate of tax reserves proves to be less than the ultimate assessment, a further charge to income tax provision would result. These adjustments to reserves and related expenses could materially affect the Company's consolidated financial statements.

        On January 1, 2007, the Company adopted the provisions of FIN 48. Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with tax authorities. See Note 15, "Income Taxes," of Notes to Consolidated Financial Statements for further discussion.

Educational Donation

        During the second quarter of 2006, the Company donated $1.5 million to the Harvard Business School in partial funding of a professorship in the name of T. J. Dermot Dunphy. Mr. Dunphy, a director of the Company, was Chief Executive Officer of the Company from March 1971 until his retirement in February 2000. He received a Master's degree in Business Administration from the school in 1956.

Non-GAAP Information

        The Company's management from time to time presents information that does not conform to U.S. GAAP, including changes in net sales excluding the effects of foreign currency translation, the sale of a small product line and certain sales related to acquisitions. The Company's management uses changes in net sales excluding the effects of foreign currency translation, the sale of a minor product line and certain sales related to acquisitions to measure the performance of the Company's operations and to aid in the comparison of results. Thus, management believes that this information may be useful to investors. Such measures are also among the criteria upon which performance-based compensation may be determined.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices, which may adversely affect its consolidated financial condition and results of operations. The Company seeks to minimize these risks through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company does not purchase, hold or sell derivative financial instruments for trading purposes.

Interest Rates

        From time to time, the Company may use interest rate swaps, collars or options to manage its exposure to fluctuations in interest rates.

        The Company's interest rate swaps are described in Note 12, "Derivatives and Hedging Activities," of Notes to Consolidated Financial Statements, which is contained in Part II, Item 8 of this Annual Report on Form 10-K and in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Derivative Financial Instruments—Interest Rate Swaps" contained in Part II, Item 7 of this Annual Report on Form 10-K.

        At December 31, 2007 and 2006, the Company had no collars or options outstanding.

        The carrying value of the Company's total debt, which includes the impact of outstanding interest rate swaps, was $1,871.8 million at December 31, 2007 and $1,852.3 million at December 31, 2006. The Company's fixed rate debt, including the impact of interest rate swaps, was $1,526.1 million at December 31, 2007 and $1,531.4 million at December 31, 2006. The fair value of the Company's fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total debt, including the impact of outstanding interest rate swaps, was $1,818.4 million at December 31, 2007 compared with $1,885.9 million at December 31, 2006. A hypothetical 10% decrease in interest rates would result in an increase of $77.0 million in the fair value of the total debt balance at December 31, 2007. These changes in the fair value of the Company's fixed rate debt do not alter the Company's obligations to repay the outstanding principal amount of such debt.

Foreign Exchange Rates

        The Company uses foreign currency forward contracts to fix the amount payable on transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at December 31, 2007 would have caused the Company to pay approximately $20.1 million to terminate these contracts.

        The Company's foreign currency forward contracts are described in Note 12, "Derivatives and Hedging Activities," of Notes to Consolidated Financial Statements, which is contained in Part II, Item 8 and in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Derivative Financial Instruments—Foreign Currency Forward Contracts" contained in Part II, Item 7 of this Annual Report on Form 10-K.

        The Company may use other derivative instruments from time to time, such as foreign exchange options to manage exposure due to foreign exchange rates and interest rate and currency swaps related to access to additional sources of international financing. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At December 31, 2007 and 2006, the Company had no foreign exchange options or interest rate and currency swap agreements outstanding.

        The Company's outstanding debt is generally denominated in the functional currency of the borrowing subsidiary. The Company believes that this enables it to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $49.2 million at December 31, 2007 and $34.4 million at December 31, 2006.

Investments

        The Company's available-for-sale investments are exposed to market risk related to changes in conditions in the U.S. financial markets. As a result of liquidity conditions affecting capital markets, particularly in the U.S., specifically for asset-backed securities, every auction for the auction rate securities held by the Company over the last several months of 2007 failed. The Company believes that this is indicative of the severe pressure from the sub-prime lending collapse that began in 2007, rather than specific concerns with respect to the issuers of the auction rate securities or the securities themselves. The Company's available-for-sale investments are described in Note 5, "Available-for-Sale Investments," of Notes to Consolidated Financial Statements.

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

Item 8.    Financial Statements and Supplementary Data

        The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report.

Sealed Air Corporation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Sealed Air Corporation:

        We have audited the accompanying consolidated balance sheets of Sealed Air Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II—valuation and qualifying accounts and reserves. We also have audited Sealed Air Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sealed Air Corporation's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sealed Air Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Sealed Air Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As discussed in Notes 14 and 21 to the consolidated financial statements, the Company adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," effective January 1, 2006, and Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132R," effective December 31, 2006.

/s/ KPMG LLP

Short Hills, New Jersey
February 29, 2008

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in millions, except share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$430.3	$373.1
Short-term investments—available-for-sale securities	—	33.9
Receivables, net of allowance for doubtful accounts of $16.2 in 2007 and $17.5 in 2006	789.8	721.3
Inventories	581.7	509.4
Prepaid expenses and other current assets	21.9	18.2
Deferred tax assets	112.4	100.8

Total current assets	1,936.1	1,756.7
Property and equipment, net	1,080.1	970.1
Goodwill	1,969.7	1,957.1
Non-current deferred tax assets	163.2	175.4
Non-current investments—available-for-sale securities	40.8	—
Other assets, net	248.4	161.6

Total assets	$5,438.3	$5,020.9

Liabilities and shareholders' equity
Current liabilities:
Short-term borrowings	$36.5	$20.2
Current portion of long-term debt	303.7	5.5
Accounts payable	316.3	283.9
Deferred tax liabilities	12.1	7.8
Asbestos settlement liability	512.5	512.5
Other current liabilities	560.5	576.2

Total current liabilities	1,741.6	1,406.1
Long-term debt, less current portion	1,531.6	1,826.6
Non-current deferred tax liabilities	9.9	7.6
Other liabilities	135.6	125.8

Total liabilities	3,418.7	3,366.1
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2007 and 2006	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 167,741,721 in 2007 and 86,488,913 in 2006; shares outstanding; 161,627,030 in 2007 and 80,655,028 in 2006	16.8	8.6
Common stock reserved for issuance related to asbestos settlement, $0.10 par value per share, 18,000,000 shares in 2007 and 9,000,000 shares in 2006	1.8	0.9
Additional paid-in capital	1,086.1	1,075.9
Retained earnings	1,260.8	972.4

	2,365.5	2,057.8

Unamortized pension items, net of taxes	(58.2)	(60.2)
Cumulative translation adjustment	(4.0)	(70.7)
Unrecognized gain on derivative instruments, net of taxes	5.6	6.1
Unrecognized losses on available-for-sale securities, net of taxes	(2.4)	—

Accumulated other comprehensive loss	(59.0)	(124.8)

Common stock in treasury 6,114,691 shares in 2007 and 5,823,885 shares in 2006	(286.9)	(278.2)

Total shareholders' equity	2,019.6	1,654.8

Total liabilities and shareholders' equity	$5,438.3	$5,020.9

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in millions, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Net sales	$4,651.2	$4,327.9	$4,085.1
Cost of sales	3,350.1	3,087.8	2,927.1

Gross profit	1,301.1	1,240.1	1,158.0
Marketing, administrative and development expenses	750.2	701.1	645.9
Restructuring and other charges	1.6	12.9	1.7

Operating profit	549.3	526.1	510.4
Interest expense	(140.6)	(148.0)	(149.7)
Gain on sale of equity method investment	35.3	—	—
Other income, net	12.0	22.0	15.9

Earnings before income tax provision	456.0	400.1	376.6
Income tax provision	103.0	126.0	120.8

Net earnings	$353.0	$274.1	$255.8

Net earnings per common share:
Basic	$2.21	$1.70	$1.56

Diluted	$1.89	$1.47	$1.35

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

(in millions)

	Common Stock	Common Stock Reserved for Issuance Related to Asbestos Settlement	Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Common Stock	Total
Balance at January 1, 2005	$8.6	$0.9	$1,059.8	$459.3	$(17.9)	$(73.5)	$(103.7)	$1,333.5
Effect of contingent stock transactions, net	—	—	12.9	—	0.1	—	(1.9)	11.1
Shares issued for non-cash compensation	—	—	0.1	—	—	—	—	0.1
Pre-paid royalties to a non-employee	—	—	0.2	—	—	—	—	0.2
Exercise of stock options	—	—	2.5	—	—	—	—	2.5
Purchase of common stock	—	—	—	—	—	—	(116.4)	(116.4)
Minimum pension liability, net of taxes	—	—	—	—	—	(2.0)	—	(2.0)
Foreign currency translation	—	—	—	—	—	(91.9)	—	(91.9)
Unrecognized loss on derivative instruments, net of taxes	—	—	—	—	—	(0.8)	—	(0.8)
Net earnings	—	—	—	255.8	—	—	—	255.8

Balance at December 31, 2005	$8.6	$0.9	$1,075.5	$715.1	$(17.8)	$(168.2)	$(222.0)	$1,392.1
Adjustment for the cumulative effect on prior years of the application of SAB No. 108, net of tax	—	—	—	31.8	—	—	—	31.8
Adjustment for the adoption of SFAS No, 123 (revised)	—	—	(17.8)	—	17.8	—	—	—
Effect of contingent stock transactions, net	—	—	15.2	—	—	—	(3.8)	11.4
Shares issued for non-cash compensation	—	—	0.3	—	—	—	—	0.3
Pre-paid royalties to a non-employee	—	—	(0.2)	—	—	—	—	(0.2)
Exercise of stock options	—	—	2.9	—	—	—	—	2.9
Purchase of common stock	—	—	—	—	—	—	(52.4)	(52.4)
Minimum pension liability, net of taxes	—	—	—	—	—	0.9	—	0.9
Foreign currency translation	—	—	—	—	—	99.0	—	99.0
Unrecognized loss on derivative instruments, net of taxes	—	—	—	—	—	(0.7)	—	(0.7)
Adjustment for the cumulative effect of the adoption of SFAS No. 158, net of tax	—	—	—	—	—	(55.8)	—	(55.8)
Net earnings	—	—	—	274.1	—	—	—	274.1
Dividends on common stock	—	—	—	(48.6)	—	—	—	(48.6)

Balance at December 31, 2006	$8.6	$0.9	$1,075.9	$972.4	$—	$(124.8)	$(278.2)	$1,654.8
Additional shares available due to two-for-one common stock split	8.1	0.9	(9.0)	—	—	—	—	—
Effect of contingent stock transactions, net	0.1	—	17.0	—	—	—	(1.9)	15.2
Shares issued for non-cash compensation	—	—	1.5	—	—	—	—	1.5
Exercise of stock options	—	—	0.7	—	—	—	—	0.7
Purchase of common stock	—	—	—	—	—	—	(6.8)	(6.8)
Amortization of deferred pension items, net of taxes	—	—	—	—	—	2.0	—	2.0
Foreign currency translation	—	—	—	—	—	66.7	—	66.7
Unrecognized loss on derivative instruments, net of taxes	—	—	—	—	—	(0.5)	—	(0.5)
Unrecognized losses on available-for-sale securities, net of taxes	—	—	—	—	—	(2.4)	—	(2.4)
Net earnings	—	—	—	353.0	—	—	—	353.0
Dividends on common stock	—	—	—	(64.6)	—	—	—	(64.6)

Balance at December 31, 2007	$16.8	$1.8	$1,086.1	$1,260.8	$—	$(59.0)	$(286.9)	$2,019.6

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net earnings	$353.0	$274.1	$255.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	166.3	168.0	174.6
Amortization of senior debt related items and other	2.5	2.8	3.2
Deferred taxes, net	(28.5)	(44.7)	(29.8)
Gain on sale of equity method investment	(35.3)	—	—
Loss on sale of small product line	6.8	—	—
Net loss (gain) on disposals of property and equipment	0.1	(3.0)	(1.6)
Changes in operating assets and liabilities, net of effects of businesses and certain assets acquired:
Receivables, net	(20.9)	(7.4)	(36.7)
Inventories	(49.3)	(33.6)	(7.0)
Other current assets	(0.9)	(4.8)	5.8
Other assets	(0.2)	5.7	(10.9)
Accounts payable	16.8	15.6	16.7
Other current liabilities	(21.1)	56.6	(5.1)
Other liabilities	(11.2)	3.6	(1.7)

Net cash provided by operating activities	378.1	432.9	363.3

Cash flows from investing activities:
Capital expenditures for property and equipment	(210.8)	(167.9)	(96.9)
Purchases of available-for-sale securities	(388.3)	(273.6)	(339.8)
Sales of available-for-sale securities	377.5	283.7	349.8
Businesses acquired in purchase transactions, net of cash and cash equivalents acquired	(32.9)	(53.3)	(0.2)
Acquisitions of intangible assets	(43.3)	—	—
Proceeds from sale of equity method investment	36.0	—	—
Proceeds from sales of property and equipment	1.9	15.6	3.3
Other investing activities	(14.2)	(7.0)	(5.1)

Net cash used in investing activities	(274.1)	(202.5)	(88.9)

Cash flows from financing activities:
Proceeds from long-term debt	1.4	25.8	0.1
Payments of long-term debt	(5.8)	(275.4)	(4.1)
Payment of senior debt issuance costs	(0.2)	—	(1.8)
Net proceeds from (payments of) short-term borrowings	15.8	(2.2)	1.3
Repurchases of common stock	(6.8)	(52.4)	(116.4)
Dividends paid on common stock	(64.6)	(48.6)	—
Proceeds from stock option exercises	0.7	2.8	2.5

Net cash used in financing activities	(59.5)	(350.0)	(118.4)

Effect of exchange rate changes on cash and cash equivalents	12.7	36.9	(58.2)

Cash and cash equivalents:
Net change during the period	57.2	(82.7)	97.8
Balance, beginning of period	373.1	455.8	358.0

Balance, end of period	$430.3	$373.1	$455.8

Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$100.6	$116.7	$113.6

Income tax payments	$201.8	$152.6	$152.2

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in millions)

	Year Ended December 31,
	2007	2006	2005
Net earnings	$353.0	$274.1	$255.8
Other comprehensive income (loss):
Amortization of deferred pension items, net of income tax expense of $2.4 in 2007	2.0	—	—
Minimum pension liability, net of income tax expense (benefit) of $0.4 in 2006 and $(1.1) in 2005	—	0.9	(2.0)
Unrecognized loss on derivative instruments, net of income tax benefit of $0.4 in 2007, 2006 and 2005	(0.5)	(0.7)	(0.8)
Unrecognized losses on available-for-sale securities, net of income tax benefit of $1.5 in 2007	(2.4)	—	—
Foreign currency translation adjustments	66.7	99.0	(91.9)

Comprehensive income	$418.8	$373.3	$161.1

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in tables in millions, except share and per share data)

Note 1    Organization and Nature of Operations

        Sealed Air Corporation, operating through its subsidiaries, or the Company, is a leading global innovator and manufacturer of a wide range of packaging and performance-based materials and equipment systems that serve an array of food, industrial, medical and consumer applications.

        The Company conducts substantially all of its business through two direct wholly-owned subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US). These two subsidiaries directly and indirectly own substantially all of the assets of the business and conduct operations themselves and through subsidiaries around the globe. The Company adopted this corporate structure in connection with the Cryovac transaction. See "Cryovac Transaction," of Note 16, "Commitments and Contingencies," for a description of the Cryovac transaction and related terms used in these Notes to Consolidated Financial Statements.

        In the second quarter of 2007, the Company expanded and realigned its segment reporting. The Company now reports publicly in four parts, three reportable segments and an "other" category. See Note 3, "Business Segment Information," for further discussion of the Company's new segment reporting.

Note 2    Summary of Significant Accounting Policies

Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company has eliminated all significant intercompany transactions and balances in consolidation. All amounts are approximate due to rounding. Certain prior period amounts have been reclassified to conform to the current year presentation. Reclassifications, individually and in the aggregate, had an immaterial effect on the Company's consolidated financial position and results of operations.

        On February 16, 2007, the Company's Board of Directors declared a two-for-one stock split that was effected in the form of a stock dividend. All share and per share amounts have been restated to reflect the two-for-one stock split except for shareholders' equity. See Note 17, "Shareholders' Equity," for further discussion.

        Net earnings per common share for the years ended December 31, 2006 and 2005 have been revised. See Note 18, "Net Earnings per Common Share," for further discussion.

        The Company, in accordance with Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," or SAB 108, increased its beginning retained earnings balance for fiscal 2006 in the accompanying consolidated financial statements. See Note 21, "Recent Accounting Pronouncements," for additional information on the application of SAB 108.

Use of Estimates

        The preparation of the Company's consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. These estimates include, among other items, assessing the collectibility of receivables, the use and recoverability of inventory, the realization of deferred tax assets, useful lives and recoverability of tangible and intangible assets, assumptions used in the Company's defined benefit pension plans, estimates related to self-insurance such as the aggregate liability for uninsured claims using historical experience, insurance company estimates and estimated trends in claim values and accruals for commitments and contingencies. The Company reviews estimates and assumptions periodically and reflects the effects of revisions in the consolidated financial statements in the period it determines any revisions to be necessary. Actual results could differ from these estimates.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 2    Summary of Significant Accounting Policies (Continued)

Financial Instruments

        The Company may use cross currency swaps, interest rate swaps, caps and collars, U.S. Treasury lock agreements and foreign currency exchange forward contracts and options relating to the Company's borrowing and trade activities.

        The Company may use these financial instruments from time to time to manage its exposure to fluctuations in interest rates and foreign currency exchange rates. The Company does not purchase, hold or sell derivative financial instruments for trading or speculative purposes. The Company faces credit risk if the counterparties to these transactions are unable to perform their obligations. However, the Company seeks to minimize this risk by entering into transactions with counterparties that are major financial institutions with high credit ratings.

        The Company reports all derivative instruments on its consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes. Prior to entering into any derivative transaction, the Company identifies the specific financial risk it faces, the appropriate hedging instrument to use to reduce the risk, and the correlation between the financial risk and the hedging instrument. The Company uses purchase orders and historical data as the basis for determining the anticipated values of the transactions to be hedged. The Company does not enter into derivative transactions that do not have a high correlation with the underlying financial risk. The Company regularly reviews its hedge positions and the correlation between the transaction risks and the hedging instruments.

        The Company accounts for derivative instruments as hedges of the related underlying risks if the Company designates these derivative instruments as hedges and the derivative instruments are effective as hedges of recognized assets or liabilities, forecasted transactions, unrecognized firm commitments or forecasted intercompany transactions.

        The Company records gains and losses on derivatives qualifying as cash flow hedges in other comprehensive income, to the extent that hedges are effective and until the underlying transactions are recognized in the consolidated statements of operations, at which time the Company recognizes the gains and losses in the consolidated statements of operations. The Company recognizes gains and losses on qualifying fair value hedges and the related loss or gain on the hedged item attributable to the hedged risk in the consolidated statements of operations.

        The Company's practice is to terminate derivative transactions if the underlying asset or liability matures or is sold or terminated, or if the Company determines the underlying forecasted transaction is no longer probable of occurring. Any deferred gains or losses associated with derivative instruments are recognized in the consolidated statements of operations over the period in which the income or expense on the underlying hedged transaction is recognized.

Foreign Currency Translation

        In non-U.S. locations that are not considered highly inflationary, the Company translates the balance sheets at the end of period exchange rates with translation adjustments accumulated in shareholders' equity. The Company translates the statements of operations at the average exchange rates during the applicable period. The Company translates assets and liabilities of its operations in countries with highly inflationary economies at the end of period exchange rates, except that it translates specified financial statement amounts at historical exchange rates. In countries with highly inflationary economies, the Company translates items reflected in statements of operations at average rates of exchange prevailing during the period, except that it translates specified financial statement amounts at historical exchange rates.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 2    Summary of Significant Accounting Policies (Continued)

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

        Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales on the consolidated statements of operations.

Research and Development

        The Company expenses research and development costs as incurred. Research and development costs were $90.8 million in 2007, $78.2 million in 2006 and $75.8 million in 2005. In 2007, the Company included certain expenses for technical customer support and facility occupancy costs in reseach and development expenses that were previously included in marketing and administrative expenses.

Stock-Based Compensation

        In December 2004, the FASB issued SFAS No. 123 (revised), "Share-Based Payment," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (revised) covers a wide range of share-based compensation arrangements and requires that the compensation cost related to these types of payment transactions be recognized in financial statements. Cost is measured based on the fair value of the equity or liability instruments issued. The Company's primary stock-based employee compensation program is its 2005 Contingent Stock Plan, which replaced the 1998 Contingent Stock Plan. See Note 17, "Shareholders' Equity," for further information on these plans.

  Terminated Stock Option Plans

        As of March 31, 1998 in connection with the Cryovac transaction (see Note 16, "Commitments and Contingencies"), the Company terminated stock option plans in which specified employees of the Cryovac packaging business participated prior to that date, except with respect to options that remained outstanding as of that date. All of these options had been granted at an exercise price equal to the fair market value of the underlying shares on the date of grant. All options outstanding upon the termination of the stock option plans in 1998 had fully vested prior to December 31, 2000. Since 1997, the Company has not issued any stock option awards and has no plans to do so in the future.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 2    Summary of Significant Accounting Policies (Continued)

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

Income Taxes

        The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. The Company's non-U.S. subsidiaries file income tax returns in their respective local jurisdictions. The Company provides for income taxes on those portions of its foreign subsidiaries' accumulated earnings that it believes are not reinvested indefinitely in their businesses. It is not practicable to estimate the amount of tax that might be payable on the portion of those accumulated earnings that the Company believes are reinvested indefinitely.

        The Company accounts for income taxes under the asset and liability method required by SFAS No.109, "Accounting for Income Taxes," to provide income taxes on all transactions recorded in the consolidated financial statements. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax benefit carry forwards. The Company determines deferred tax assets and liabilities at the end of each period using enacted tax rates.

        In 2007, the Company adopted the provisions of FIN 48. Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with tax authorities. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense on its consolidated statements of operations. See Note 15, "Income Taxes," for further discussion.

Cash and Cash Equivalents

        The Company considers highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company's policy is to invest cash in excess of short-term operating and debt service requirements in cash equivalents and available-for-sale securities. Cash equivalents are stated at cost, which approximates market value because of the short maturity of the instruments.

Available-for-Sale Investments

        The Company determines the classification of its investments at the time of purchase and reassesses it as of each balance sheet date. Available-for-sale securities are marked-to-market based on quoted market values of the securities, with the unrealized gains or losses, if any, reported as a component of other comprehensive income, net of tax, until realized. The Company recognizes realized gains and losses on the sales of the securities on a specific identification method and includes the realized gains or losses in other income, net, in the consolidated statements of operations. The Company includes interest and dividends on securities classified as available-for-sale in other income, net, in the consolidated statements of operations.

        The Company's available-for-sale investments at December 31, 2007 and 2006 consisted of auction rate securities, which were classified as non-current assets at December 31, 2007 and as current assets at December 31, 2006. See Note 5, "Available-for-Sale Investments," for further discussion of the Company's investments at December 31, 2007 and 2006.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 2    Summary of Significant Accounting Policies (Continued)

Accounts Receivable Securitization

        The Company's two primary U.S. operating subsidiaries are party to an accounts receivable securitization program under which they sell eligible U.S. accounts receivable to an indirectly wholly-owned subsidiary of the Company that was formed for the sole purpose of entering into this program. The wholly-owned subsidiary in turn may sell an undivided ownership interest in these receivables to participating banks or an issuer of commercial paper administered by one of the participating banks. The wholly-owned subsidiary retains the receivables it purchases from the two operating subsidiaries, except those as to which it sells interests to the banks or to the issuer of commercial paper. If the wholly-owned subsidiary sells undivided ownership interests in receivables, the Company removes the transferred ownership interest amounts from its balance sheet at the time of the sale and reflects the proceeds from the sale in cash provided by operating activities in the consolidated statements of cash flows.

        The Company reflects retained receivables in receivables, net, on its consolidated balance sheets, and the carrying amounts thereof approximate fair value because of the relatively short-term nature of the receivables. The Company reflects costs associated with the sale of receivables in other income, net, in the consolidated statements of operations.

        On December 7, 2007, the parties to the accounts receivable securitization program extended this program for an additional five year term. See Note 6, "Accounts Receivable Securitization Program," for further discussion.

Receivables

        In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. Accounts receivable, which are included in receivables, net, on the consolidated balance sheets, are net of allowances for doubtful accounts. The Company maintains accounts receivable allowances for estimated losses resulting from the failure of its customers to make required payments. An additional allowance may be required if the financial condition of the Company's customers deteriorates.

Inventories

        The Company determines the cost of most U.S. inventories on a last-in, first-out or LIFO cost flow basis. The cost of U.S. equipment inventories and most non-U.S. inventories is determined on a first-in, first-out or FIFO cost flow basis. The Company states inventories at the lower of cost or market. The sale of inventory and the related accounts receivable are classified as an operating activity in the Company's consolidated statements of cash flows.

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

        The Company depreciates the cost of property and equipment over its estimated useful life on a straight-line basis as follows: buildings—20 to 40 years; machinery and equipment—5 to 10 years; and other property and equipment—3 to 10 years.

Goodwill and Identifiable Intangible Assets

        Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired and liabilities assumed in business combinations. The Company reflects

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 2    Summary of Significant Accounting Policies (Continued)

identifiable intangible assets in other assets, net. These assets consist primarily of patents, licenses, trademarks, customer relationships and non-compete agreements. The Company amortizes identifiable intangible assets over the shorter of their stated or statutory duration or their estimated useful lives, generally ranging from 3 to 15 years, on a straight-line basis to their estimated residual values and reviews these intangible assets for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Identifiable intangibles individually and in the aggregate comprise less than 5% of the Company's consolidated assets.

        The Company uses the purchase method of accounting for all business combinations and does not amortize goodwill and intangible assets with indefinite useful lives, but instead tests such assets for impairment on a reporting unit basis annually. The Company may initiate a review of goodwill prior to conducting the annual analysis if there is evidence that events or changes in circumstances indicate that the carrying value of goodwill may be impaired.

        A reporting unit is the operating segment unless, at businesses one level below that operating segment—the "component" level—discrete financial information is prepared and regularly reviewed by management, and the component has economic characteristics that are different from the economic characteristics of the other components of the operating segment, in which case the component is the reporting unit. The Company uses a fair value approach to test goodwill for impairment. The Company must recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. The Company derives an estimate of fair values for the Company as a whole and for each of the Company's reporting units using an income approach, which uses forecasted earnings and cash flows, and a market approach, which uses comparisons to other businesses. The Company performs this annual test for impairment during the fourth quarter of each year.

Long-Lived Assets

  Impairment and Disposal of Long-Lived Assets

        The Company periodically reviews long-lived assets, other than goodwill, for impairment whenever there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company recognizes impairments when the expected future undiscounted cash flows derived from long-lived assets are less than their carrying value. For these cases, the Company recognizes losses in an amount equal to the difference between the fair value and the carrying amount. The Company records assets to be disposed of by sale or abandonment, where management has the current ability to remove these assets from operations, at the lower of carrying amount or fair value less cost of disposition. The Company suspends depreciation for these assets during the disposal period, which is generally less than one year. Assumptions and estimates used in the determination of impairment losses, such as future cash flows, which are based on operational performances, market conditions and other factors and disposition costs, may affect the carrying value of long-lived assets and possible impairment expense in the Company's consolidated financial statements.

  Conditional Asset Retirement Obligations

        The Company recognizes a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. In addition, the Company would record a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of such long-lived asset.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 2    Summary of Significant Accounting Policies (Continued)

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

Pensions

        The Company maintains a non-contributory profit sharing plan and contributory thrift and retirement savings plan in which most U.S. employees of the Company are eligible to participate. For a limited number of its U.S. employees and for some of its non-U.S. employees, the Company maintains defined benefit pension plans. The Company accounts for these pension plans in accordance with SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." The Company reviews and approves the assumptions made by its actuaries regarding the valuation of benefit obligations and performance of plan assets. The principal assumptions concern the discount rate used to measure future obligations, the expected future rate of return on plan assets, the expected rate of future compensation increases and various other actuarial assumptions. The measurement date used to determine the benefit obligations and the plan assets is December 31. In general, material changes to these assumptions could have a material impact on the costs and liabilities recorded under SFAS No. 158.

Earnings per Common Share

        The Company calculates earnings per common share in accordance with SFAS No. 128, "Earnings per share," or SFAS No. 128. Basic earnings per common share is calculated by dividing net earnings ascribed to common shareholders by the weighted average number of common shares outstanding for the period. In calculating diluted earnings per common share, the diluted weighted average number of common shares provides for: (1) the conversion of the Company's 3% convertible senior notes due June 2033, (2) the assumed issuance of shares of common stock reserved for the Company's previously announced asbestos settlement, (3) the exercise of dilutive stock options, net of assumed treasury stock repurchases, and (4) non-vested restricted stock and non-vested restricted stock units using the treasury stock method, if their inclusion is dilutive. Net earnings ascribed to common shareholders are adjusted to reflect the reduction to interest expense, net of income taxes, that would occur as a result of the assumed conversion of the 3% convertible senior notes. See Note 18, "Net Earnings Per Common Share," for further discussion.

Note 3    Business Segment Information

Expanded Segment Reporting; New Structure

  Introduction

        During 2007, the Company expanded and realigned its segment reporting to reflect its growth strategies both in core markets and in new business opportunities. This new structure reflects the way management now makes operating decisions and manages the growth and profitability of its business. It also corresponds with management's current approach to allocating resources and assessing the performance of the Company's segments. As a result, the Company now reports business segment information as described below. The Company's business segment information is reported in accordance with the provisions of SFAS No. 131.

        The Company's initiatives include developing technologies and innovative products for food, protective and medical packaging applications as well as identifying new performance solutions involving specialty

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 3    Business Segment Information (Continued)

materials and new ventures. The Company's segment reporting reflects evolving market trends, its organizational structure and its overall business strategy, which is focused on emphasizing opportunities for profitable growth. The Company believes this new structure will provide its stockholders and the financial community with greater insight into its platform strategies and growing capabilities.

        The discussion that follows contains:

  •
  The Company's Former Reportable Segments

  •
  The Company's New Reportable Segments

  •
  Descriptions of the New Reportable Segments and Other

  •
  Discussion and Recast

  The Company's Former Reportable Segments

        Prior to 2007, the Company operated in two reportable business segments: (1) Food Packaging and (2) Protective Packaging. The Food Packaging segment comprised primarily the Company's Cryovac® food packaging products. The Protective Packaging segment included the aggregation of the Company's protective packaging products and shrink packaging products.

  The Company's New Reportable Segments

        In accordance with the provisions of SFAS No. 131, the Company now reports publicly in four parts, three reportable segments and an other category. The new reportable segments are:

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

        The Other category includes specialty materials, medical applications and new ventures, which includes renewable products. The Company previously included specialty materials and new ventures in both the Food Packaging and Protective Packaging segments, whereas medical applications were previously included in the Food Packaging segment.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 3    Business Segment Information (Continued)

products in this reportable segment to food processors, distributors, supermarket retailers and foodservice businesses.

Food Solutions

        This new segment targets advancements in food packaging technologies that provide consumers fresh, consistently prepared, high-quality meals either from foodservice outlets or from expanding retail cases at grocery stores.

        The Company's Food Solutions segment focuses on case-ready packaging, ready meals and vertical pouch packaging. The Company's case-ready offerings are utilized in the centralized packaging of various proteins, including beef, lamb, poultry, smoked and processed meats, seafood and cheese, for retail sale at the consumer level. For foodservice applications, the Company provides vertical pouch packaging for packaging flowable food products, including soups and sauces, salads, meats, toppings and syrups. The Company also manufactures and sells absorbent pads used for food packaging. The Company sells foam and solid plastic trays and containers that customers use to package a wide variety of food products. This segment sells related packaging systems, including vertical pouch packaging systems. The Company primarily sells the products in this reportable segment to food processors, distributors, supermarket retailers and foodservice businesses.

Protective Packaging

        This new segment includes core protective packaging technologies and solutions aimed at traditional industrial applications while increasing emphasis on consumer-oriented packaging solutions. This segment includes the aggregation of the Company's protective packaging products and shrink packaging products.

        The Company manufactures and markets Bubble Wrap® and AirCap® air cellular packaging materials. Also, the Company sells performance shrink films under the Cryovac®, Opti® and CorTuff® trademarks for product display and merchandising applications. The Company's Instapak® polyurethane foam packaging systems, which consist of proprietary blends of polyurethane chemicals, high performance polyolefin films and specially designed dispensing equipment, provide protective packaging for a wide variety of applications. The Company manufactures and markets Jiffy® protective mailers and other durable mailers and bags in several standard sizes. The Company also manufactures and sells the PackTiger™ paper cushioning system and other paper packaging products. The Company primarily sells products in this segment to distributors and manufacturers in a wide variety of industries.

Other

        The new "Other" category focuses on growth into newer markets. These markets include specialty materials for non-packaging applications such as insulation and products for value-added medical applications. Additionally, this category focuses on new ventures, such as products sourced from renewable materials.

        The specialty materials products include CelluPlank® and Cellu-Cushion® special density foams and Stratocell® laminated polyethylene foams that are used by fabricators and converters in a wide range of non-packaging applications and market segments. Additional products including foams, films and composite materials will be used largely in performance component applications that are sold to manufacturers and wholesalers in a wide variety of industries. Products in this category may be used for transportation (including cold-chain, or temperature-controlled supply chain), construction (including floor underlay and insulation), sporting goods, structural coring and personal care. The medical applications products include flexible films, tubing and connectors for use in manufacturing bags and pouches for a wide variety of medical applications including ostomy, IV and solution drug therapy, and medical device packaging, as well as custom designed, rigid thermoformed packaging materials for medical devices and technical products. Medical

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 3    Business Segment Information (Continued)

applications products are sold directly to medical device manufacturers and pharmaceutical companies and to the contract packaging firms that supply them. This category also includes products sourced from renewable materials. Through its Biosphere venture, the Company is developing packaging materials from renewable resources. The Company intends to sell these products to food processors, distributors, supermarket retailers and foodservice businesses.

  Discussion and Recast

        The Company evaluates the performance of each reportable segment based on operating profit, which includes allocations for such corporate expenses as business development, customer service, finance, information services, people and performance and legal. It does not include restructuring and other charges or any income or loss amounts below operating profit on the Company's consolidated statements of operations. The Company allocates depreciation expense for property and equipment to the reportable segments and the Other category, although property and equipment, net, is not allocated to the reportable segment assets. The accounting policies of the reportable segments and the "Other" category are consistent with those described in Note 2, "Summary of Significant Accounting Policies." Only assets that are identifiable and reviewed by the Company's chief operating decision maker by segment are allocated to the reportable segment assets. Allocated assets include trade accounts receivable, net, and finished goods inventories, net. All other assets are included in "Assets not allocated." Assets not allocated include goodwill of $1,969.7 million at December 31, 2007 and $1,957.1 million at December 31, 2006 and total property and equipment, net, of $1,080.1 million at December 31, 2007 and $970.1 million at December 31, 2006.

        In accordance with SFAS No. 131, the following segment information for the years ended December 31, 2006 and 2005 have been recast from the amounts previously reported to reflect the Company's new reportable segments. Accordingly, there has been no change in the Company's December 31, 2006 and 2005 consolidated statements of operations and consolidated balance sheets previously reported in total for the Company.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 3    Business Segment Information (Continued)

        The following tables show net sales, depreciation and amortization, operating profit and assets by business segment and other:

	2007	2006	2005
Net sales
Food Packaging	$1,882.9	$1,740.6	$1,695.1
Food Solutions	944.7	843.0	787.8
Protective Packaging	1,506.9	1,476.1	1,419.1
Other	316.7	268.2	183.1

Total	$4,651.2	$4,327.9	$4,085.1

Depreciation and amortization
Food Packaging	$77.1	$76.2	$79.9
Food Solutions	32.1	32.6	32.3
Protective Packaging	44.5	48.4	55.3
Other	12.6	10.8	7.1

Total	$166.3	$168.0	$174.6

Operating profit(1)
Food Packaging	$228.2	$214.6	$231.2
Food Solutions	86.1	87.3	85.2
Protective Packaging	208.6	206.7	176.8
Other	28.0	30.4	18.9

Total segments and other	550.9	539.0	512.1
Restructuring and other charges(2)	1.6	12.9	1.7

Total	$549.3	$526.1	$510.4

Assets(3)
Food Packaging	$476.4	$431.2	$366.5
Food Solutions	215.1	187.9	154.4
Protective Packaging	337.5	321.5	305.3
Other	69.5	58.8	36.6

Total segments and other	1,098.5	999.4	862.8
Assets not allocated(3)	4,339.8	4,021.5	4,001.4

Total	$5,438.3	$5,020.9	$4,864.2

(1)
Before taking into consideration restructuring and other charges.

(2)
The restructuring and other charges by business segment were as follows:

	2007	2006	2005
Food Packaging	$0.5	$13.0	$0.7
Food Solutions	0.1	—	0.3
Protective Packaging	1.0	(0.1)	0.6
Other	—	—	0.1

Total	$1.6	$12.9	$1.7

(3)
Only assets which are identifiable by segment and reviewed by the Company's chief operating decision maker by segment are allocated to the reportable segment assets. Allocated assets include trade

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 3    Business Segment Information (Continued)

  accounts receivable, net, and finished goods inventories, net. All other assets are included in "Assets not allocated." Assets not allocated include goodwill of $1,969.7 million at December 31, 2007 and $1,957.1 million at December 31, 2006 and total property and equipment, net, of $1,080.1 million at December 31, 2007 and $970.1 million at December 31, 2006.

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

        Due to the changes in the Company's segment reporting structure during 2007, management reassigned goodwill to its new reporting units using a relative fair value approach and reassigned assets and liabilities to these reporting units in accordance with the provisions of SFAS No. 142. After this evaluation was completed, management determined that there were no events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Accordingly, management concluded it was not necessary to test goodwill for impairment before the Company's next annual impairment review.

        During the fourth quarter of 2007, the Company obtained a detailed determination of its fair values by reporting unit under its new segment reporting structure and performed its annual goodwill impairment review. The Company completed the required annual impairment review, which resulted in no impairment of goodwill in 2007.

        The allocation of goodwill in accordance with the provisions of SFAS No. 142 and the changes in the year ended December 31, 2007 by the Company's new segment reporting structure were as follows:

	Balance at December 31, 2006	Goodwill Acquired	Foreign Currency Translation and Other	Balance at December 31, 2007
Food Packaging	$386.3	$—	$1.7	$388.0
Food Solutions	154.1	—	(4.4)	149.7
Protective Packaging	1,270.9	4.0	0.3	1,275.2
Other	145.8	10.6	0.4	156.8

Total	$1,957.1	$14.6	$(2.0)	$1,969.7

        The net increase in goodwill during 2007 was primarily due to the acquisitions of Alga Plastics and Pack-Tiger. See "Purchase Acquisitions," of Note 20, "Acquisitions and Divestiture," for further discussion of these acquisitions.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 3    Business Segment Information (Continued)

Geographic Information

	2007	2006	2005
Net sales:(1)
United States	$2,118.2	$2,066.3	$1,972.9
Canada	147.0	148.1	140.3
Europe	1,384.6	1,254.2	1,172.7
Latin America	400.7	349.5	297.1
Asia Pacific	600.7	509.8	502.1

Total	$4,651.2	$4,327.9	$4,085.1

Total long-lived assets:(1)
United States	$2,467.8	$2,340.2	$2,343.9
Canada	24.7	15.9	29.1
Europe	558.1	486.7	446.2
Latin America	91.2	85.7	63.3
Asia Pacific	197.2	160.3	155.9

Total(2)	$3,339.0	$3,088.8	$3,038.4

    (1)
    Net sales attributed to the geographic areas represent net sales to external customers. No non-U.S. country had net sales in excess of 10% of consolidated net sales or long-lived assets in excess of 10% of consolidated long-lived assets at December 31, 2007.

    (2)
    Total long-lived assets are total assets excluding total current assets and deferred tax assets.

Note 4    Global Manufacturing Strategy, Restructuring and Other Charges

  Global Manufacturing Strategy and Restructuring Charges

        The Company's global manufacturing strategy, when fully implemented, will expand production in countries where demand for the Company's products and services has been growing significantly. At the same time, the Company intends to optimize certain manufacturing capacity in North America and Europe into centers of excellence. The goals of this multi-year program are to expand capacity in growing markets, further improve the Company's operating efficiencies, and implement new technologies more effectively. The Company expects this program to produce meaningful savings in future years. By taking advantage of new technologies and streamlining production on a global scale, the Company expects to continue to enhance its profitable growth and its global leadership position.

        In July 2006, the Company announced the first phase of this multi-year global manufacturing strategy. The capital expenditures and associated costs and related restructuring charges for this strategy in 2007 and 2006 are included in the table below. In the fourth quarter of 2007, the Company revised the expected range of associated costs and restructuring charges. The Company currently expects capital expenditures to be approximately $70.0 million and associated costs and restructuring charges to be approximately $30.0 million

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 4    Global Manufacturing Strategy, Restructuring and Other Charges (Continued)

in 2008. The actual timing of these expenditures, costs and charges is subject to change due to a variety of factors.

	2007	2006
Capital expenditures	$58.5	$14.2
Associated costs(1)	11.4	3.8
Restructuring charges(2)	0.7	11.8

    (1)
    The associated costs principally include equipment relocation and facility start-up costs, which are primarily included in cost of sales on the consolidated statements of operations. These charges by business segment and other were as follows:

	2007	2006
Food Packaging	$10.2	$3.5
Protective Packaging	0.9	—
Other	0.3	0.3

Total	$11.4	$3.8

    (2)
    The restructuring charges were primarily for severance costs, the majority of which are related to the Food Packaging segment. These charges were included in restructuring and other charges on the consolidated statements of operations. See Note 3, "Business Segment Information," for restructuring and other charges by business segment and other. A reconciliation of the restructuring accrual is included below.

        The components of the restructuring accrual, spending and other activity through December 31, 2007 and the accrual balance remaining at December 31, 2007 were as follows:

Employee Termination Costs
Original restructuring accrual in 2006	$11.6
Cash payments during 2006	(0.4)
Effect of changes in currency rates	(0.3)

Restructuring accrual at December 31, 2006	10.9
Cash payments during 2007	(4.5)
Additional accruals for new projects or modifications to previously accrued projects	0.2
Effect of changes in currency rates	1.6

Restructuring accrual at December 31, 2007	$8.2

        The Company expects to pay $5.5 million of the accrual balance remaining at December 31, 2007 within the next twelve months. This amount is included in other current liabilities on the Company's consolidated balance sheet at December 31, 2007. The remaining accrual of $2.7 million is expected to be paid in 2010 and 2011 and is included in other liabilities on the Company's consolidated balance sheet at December 31, 2007.

        In connection with this strategy the Company expects to eliminate 280 full-time positions and add approximately 120 full-time positions at other facilities as production is transferred. As a result, the net reduction in full-time positions is expected to be 160.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 4    Global Manufacturing Strategy, Restructuring and Other Charges (Continued)

  Other Restructuring Charges

        In 2007, the Company recorded $0.9 million of restructuring charges, net, primarily for severance costs incurred in connection with the Company's consolidation of its customer service activities in North America.

        In 2006, the Company recorded $1.1 million of restructuring charges of which $0.6 million related to severance costs incurred in connection with the Company's consolidation of its food packaging customer service activities in Canada and $0.5 million was related to a series of profit improvement plans in various geographic regions of its food packaging segment implemented in 2004. In 2005, the Company recorded restructuring charges of $1.7 million also related to the profit improvement plans implemented in 2004.

Note 5    Available-for-Sale Investments

        The following table summarizes the Company's available-for-sale investments classified as non-current assets that are carried at fair market value in the consolidated balance sheet at December 31, 2007:

	Cost	Gross Unrealized Losses	Estimated Fair Market Value
Auction rate securities:
Debt instruments with contractual maturity dates in 2021, 2033, and 2036	$24.7	$(0.7)	$24.0
Preferred stock with no maturity dates	20.0	(3.2)	16.8

Total	$44.7	$(3.9)	$40.8

        The auction rate securities that the Company has invested in are typically re-auctioned every seven to twenty-eight days. However, as a result of liquidity conditions affecting capital markets, particularly in the U.S., specifically for asset-backed securities, every auction for the securities held by the Company over the last several months of 2007 failed. Due to the failed auctions, the Company has recognized unrealized losses in other comprehensive income of $3.9 million ($2.4 million net of taxes) for the reduction in fair market value of these securities at December 31, 2007. The Company believes that the decline in fair market value is indicative of the severe pressure from the sub-prime lending collapse that began during the second half of 2007, rather than specific concerns with respect to the issuers of the auction rate securities in which the Company has invested or the securities themselves. The auction rate securities in which the Company has invested consist of debt instruments and perpetual preferred securities. At December 31, 2007, Moody's Investors Service's ratings of these securities ranged from Aa to Aaa and Standard and Poor's ratings ranged from AA to AAA.

        The Company believes that the gross unrealized losses on these securities are temporary in nature and the Company has the intent and, it believes, the ability to hold these securities until they have recovered their cost basis. The Company currently anticipates that the market for these securities will be re-established within 18 months of December 31, 2007, but it is possible that a recovery may occur beyond this time period. The Company believes that it has sufficient liquidity to meet its operating cash needs without the sale of these securities. As a result of the factors discussed above, the Company has classified these investments as non-current assets on the consolidated balance sheet at December 31, 2007.

        At December 31, 2006, the Company's available-for-sale investments consisted of $33.9 million of auction rate securities, which were investments in preferred stock with no maturity dates and were included in current assets on the consolidated balance sheet at December 31, 2006. The fair value of these investments was equal to their cost.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 5    Available-for-Sale Investments (Continued)

        There were no gross realized gains or losses from the sale of available-for-sale securities in 2007 and 2006. Interest and dividend rates were generally reset for periods of up to 90 days.

Note 6    Accounts Receivable Securitization Program

        In December 2001, the Company and a group of its U.S. subsidiaries entered into an accounts receivable securitization program with a bank and an issuer of commercial paper administered by the bank. The program had an expiration date of December 31, 2004, which was extended on that date for an additional three years. On December 7, 2007, those parties, together with an additional bank and an additional issuer of commercial paper, entered into new agreements amending and extending the program. The program is now scheduled to terminate on December 2, 2012. The amendments increased the maximum purchase limit for receivables interests from $125.0 million to $135.0 million.

        Under this receivables program, the Company's two primary operating subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US), sell all of their eligible U.S. accounts receivable to Sealed Air Funding Corporation, an indirectly wholly-owned subsidiary of the Company that was formed for the sole purpose of entering into the receivables program. Sealed Air Funding in turn may sell undivided ownership interests in these receivables to the issuers of commercial paper or to one of the banks, subject to specified conditions, up to a maximum of $135.0 million of receivables interests outstanding from time to time.

        Sealed Air Funding retains the receivables it purchases from the operating subsidiaries, except those as to which it sells receivables interests to the purchasers under the program. The Company has structured the sales of accounts receivable by the operating subsidiaries to Sealed Air Funding and the sales of receivables interests from Sealed Air Funding to the purchasers as "true sales" under applicable laws. The assets of Sealed Air Funding are not available to pay any creditors of the Company or of the Company's other subsidiaries or affiliates. The Company accounts for these transactions as sales of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities."

        To secure the performance of their obligations under the receivables program, Sealed Air Funding and the operating subsidiaries granted a first priority security interest to the bank that is acting as administrative agent under the program in accounts receivable owned by them, proceeds and collections of those receivables and other collateral. The banks and issuers of commercial paper under the program have no recourse to the Company's, the operating subsidiaries' or Sealed Air Funding's other assets for any losses resulting from the financial inability of customers to pay amounts due on the receivables when they become due. As long as a termination event with respect to the receivables program has not occurred, the operating subsidiaries service, administer and collect the receivables under the receivables program as agents on behalf of Sealed Air Funding, the banks and the issuers of commercial paper.

        Prior to a termination event under the receivables program, Sealed Air Funding uses collections of receivables not otherwise required to be paid to the banks or the issuers of commercial paper to purchase new eligible receivables from the operating subsidiaries. The Company has undertaken to cause the operating subsidiaries to perform their obligations under the receivables program.

        The receivables program contains financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these ratios at December 31, 2007.

        Under limited circumstances, the banks and the issuers of commercial paper can terminate purchases of receivables interests prior to the above dates. A downgrade of the Company's long-term senior unsecured debt to BB- or below by Standard & Poor's Rating Services or Ba3 or below by Moody's Investors Service, Inc., or failure to comply with interest coverage and debt leverage ratios could result in termination of the receivables program.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 6    Accounts Receivable Securitization Program (Continued)

        Sealed Air Funding did not sell any receivables interests under the receivables program during 2007 or 2006, so the Company did not remove any related amounts from the consolidated assets reflected on the Company's consolidated balance sheet at December 31, 2007 and 2006.

        At December 31, 2006 the receivables program provided for a program fee of 0.375% per annum on the greater of the unpaid amount of the receivables interests sold by Sealed Air Funding and 50% of the then $125.0 million purchase limit under the program. The receivables program also provided for a commitment fee of 0.20% per annum on the lesser of the unused portion of the program and 50% of the purchase limit under the program. At December 31, 2007, the receivables program provided for grid pricing based on usage in which the program fee could range from 0.375% to 0.450% and the commitment fee could range from 0.150% to 0.250%, with all fees based on the current $135.0 million purchase limit under the program.

        The costs associated with the receivables program are reflected in other income, net, in the Company's consolidated statements of operations for the three years ended December 31, 2007. These costs primarily relate to program and commitment fees and other associated costs, which were $0.4 million for 2007, $0.3 million for 2006 and $0.4 million for 2005. There were no costs related to the loss on the sale of receivables interests in 2007 or 2006 since the Company did not sell any receivables interests during those years. Such costs were immaterial in 2005.

Note 7    Inventories

        The following table details the Company's inventories at December 31, 2007 and 2006.

	December 31,
	2007	2006
Inventories (at FIFO, which approximates replacement value)
Raw materials	$114.6	$108.7
Work in process	132.2	107.7
Finished goods	389.0	341.7

Subtotal	635.8	558.1
Reduction of certain inventories to LIFO basis	(54.1)	(48.7)

Total	$581.7	$509.4

        The Company determines the value of non-equipment U.S. inventories by the last-in, first-out or LIFO inventory method. The value of U.S. inventories determined by that method amounted to $125.3 million and $127.0 million at December 31, 2007 and 2006, respectively. If the Company had used the first-in, first-out or FIFO inventory method, which approximates replacement value, for these inventories, the balances would have been $54.1 million higher at December 31, 2007 and $48.7 million higher at December 31, 2006.

        As a result of the Company's application of SAB 108 on January 1, 2006, the Company recorded an adjustment to inventories. See "Staff Accounting Bulletin No. 108," of Note 21, "Recent Accounting Pronouncements," for further discussion.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 8    Property and Equipment, net

        The following table details the Company's property and equipment, net, at December 31, 2007 and 2006.

	December 31,
	2007	2006
Land and improvements	$54.3	$35.7
Buildings	554.7	516.2
Machinery and equipment	2,158.1	2,054.2
Other property and equipment	139.3	135.9
Construction-in-progress	192.2	139.6

	3,098.6	2,881.6
Accumulated depreciation and amortization	(2,018.5)	(1,911.5)

Property and equipment, net	$1,080.1	$970.1

        Interest cost capitalized was $9.5 million in 2007, $5.2 million in 2006 and $3.4 million in 2005. Depreciation and amortization expense for property and equipment was $142.1 million in 2007, $148.4 million in 2006 and $155.8 million in 2005.

Note 9    Goodwill and Identifiable Intangible Assets

Goodwill

        The Company's goodwill balance at December 31, 2007 was $1,969.7 million and $1,957.1 million at December 31, 2006. See "Allocation of Goodwill to Reportable Segments," of Note 3, "Business Segment Information," for further discussion of the Company's goodwill and the changes by segment and other for 2007.

Identifiable Intangible Assets

        The following tables summarize the Company's identifiable intangible assets with definite and indefinite useful lives.

	December 31,
	2007	2006
Gross carrying value(1)	$113.5	$53.9
Accumulated amortization	(43.1)	(37.0)

Total	$70.4	$16.9

    (1)
    Includes trademarks acquired with the acquisition of certain assets related to the Ethafoam® and related polyethylene foam product lines. The Company has determined that these trademarks have an indefinite useful life. See Note 20, "Acquisitions and Divestiture," for further discussion.

        These identifiable intangible assets are included in other assets, net, on the Company's consolidated balance sheets. Amortization expense of identifiable intangible assets was $6.5 million in 2007, $5.0 million in 2006 and $6.0 million in 2005. Amortization expense of identifiable intangible assets is included in marketing, administrative and development expenses on the consolidated statements of operations.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 9    Goodwill and Identifiable Intangible Assets (Continued)

        Assuming no change in the gross carrying value of identifiable intangible assets from the value at December 31, 2007, the estimated future amortization expense is as follows:

2008	$11.2
2009	10.0
2010	8.6
2011	4.6
2012	4.4
Thereafter	22.3

Total	$61.1

Note 10    Other Liabilities

        The following tables detail the Company's other current liabilities and other liabilities at December 31, 2007 and 2006:

	December 31,
	2007	2006
Other current liabilities:
Accrued salaries, wages and related costs	$163.2	$154.3
Accrued operating expenses	112.8	101.5
Income taxes payable	8.0	86.2
Accrued customer volume rebates	76.4	67.9
Accrued interest	190.5	156.4
Accrued employee benefit liability	2.7	2.3
Accrued restructuring costs	6.9	7.6

Total	$560.5	$576.2

	December 31,
	2007	2006
Other liabilities:
Accrued employee benefit liability	$78.1	$72.1
Other postretirement liability	2.5	2.5
Accrued restructuring costs	3.2	5.3
Other various liabilities	51.8	45.9

Total	$135.6	$125.8

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 11    Debt and Credit Facilities

        The following table shows the Company's total debt at December 31, 2007 and 2006:

	December 31,
	2007	2006
Short-term borrowings	$36.5	$20.2
Current portion of long-term debt(1)	303.7	5.5

Total current debt	340.2	25.7

Long-term debt, less current portion:
6.95% Senior Notes due May 2009, less unamortized discount of $0.3 in 2007 and $0.5 in 2006(2)	227.0	226.8
5.375% Senior Notes due April 2008, less unamortized discount of $9.4 in 2006(1)(2)	—	290.6
5.625% Senior Notes due July 2013, less unamortized discount of $0.8 in 2007 and $1.0 in 2006(2)	399.2	399.0
6.875% Senior Notes due July 2033, less unamortized discount of $1.5 in 2007 and 2006(2)	448.5	448.5
3% Convertible Senior Notes due June 2033(2)	431.3	431.3
Other	25.6	30.4

Total long-term debt, less current portion	1,531.6	1,826.6

Total debt	$1,871.8	$1,852.3

    (1)
    The Company's current portion of long-term debt increased in 2007 due to the reclassification from long-term debt of the 5.375% Senior Notes due April 2008. Amounts include adjustments due to interest rate swaps. See Note 12, "Derivatives and Hedging," for further discussion.

    (2)
    Interest is payable semiannually in arrears.

Lines of Credit

        The following table summarizes the Company's available lines of credit and committed and uncommitted lines of credit at December 31, 2007 and 2006 including the credit facility and ANZ facility, which are discussed below:

	December 31,
	2007	2006
Used lines of credit	$46.4	$30.4
Unused lines of credit	823.8	810.6

Total available lines of credit	$870.2	$841.0

Available lines of credit—committed	$646.0	$632.9
Available lines of credit—uncommitted	224.2	208.1

Total available lines of credit	$870.2	$841.0

        The Company's principal credit lines were committed and consisted of the credit facility and the ANZ facility. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 11    Debt and Credit Facilities (Continued)

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

        The credit facility is available for general corporate purposes including the payment of a portion of the $512.5 million cash payment, plus accrued interest (which was $158.4 million at December 31, 2007), required to be paid upon the effectiveness of an appropriate plan of reorganization in the W. R. Grace & Co. bankruptcy. The Company may re-borrow amounts repaid under the credit facility from time to time prior to the expiration or earlier termination of the credit facility. Facility fees are payable at the rate of 0.125% per annum on the total amounts available under the credit facility. The credit facility provides for changes in facility fees based on the Company's long-term senior unsecured debt ratings.

        The Company's obligations under the credit facility bear interest at floating rates, which are generally determined by adding the applicable borrowing margin to the base rate or the interbank rate for the relevant currency and time period. The credit facility provides for changes in borrowing margins based on the Company's long-term senior unsecured debt ratings.

        The terms include a requirement that, upon the occurrence of specified events that would adversely affect the settlement agreement in the Grace bankruptcy proceedings or would materially increase the Company's liability in respect of the Grace bankruptcy or the asbestos liability arising from the Cryovac transaction, the Company would be required to repay any amounts outstanding under the credit facility, or refinance the facility, within 60 days. See "Asbestos Settlement and Related Costs" and "Cryovac Transaction; Contingencies Related to the Cryovac Transaction," of Note 16, "Commitments and Contingencies," for further discussion.

        ANZ Facility—The Company has an Australian dollar 170.0 million, dual-currency revolving credit facility due March 2010, known as the ANZ facility, which was equivalent to U.S. $146.0 million at December 31, 2007. A syndicate of banks made this facility available to a group of the Company's Australian and New Zealand subsidiaries for general corporate purposes including refinancing of previously outstanding indebtedness. The Company may re-borrow amounts repaid under the ANZ facility from time to time prior to the expiration or earlier termination of the facility.

        The Company borrowed under the ANZ facility during the second quarter of 2006, but it repaid those amounts in full and did not borrow further under the ANZ facility during 2006 or during 2007. There were no amounts outstanding under this facility at December 31, 2007 or at December 31, 2006.

        The Company's obligations under the ANZ facility bear interest at floating rates, which are generally determined by adding the applicable borrowing margin to the base rate or the interbank rate for the relevant currency and time period. The ANZ facility provides for changes in borrowing margins based on the Company's long-term senior unsecured debt ratings.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 11    Debt and Credit Facilities (Continued)

  Other Lines of Credit

        Substantially all the Company's short-term borrowings of $36.5 million at December 31, 2007 and $20.2 million at December 31, 2006 were outstanding under lines of credit available to several of the Company's foreign subsidiaries. The following table details the Company's other lines of credit at December 31, 2007 and 2006:

	December 31,
	2007	2006
Available lines of credit	$214.2	$198.0
Unused lines of credit	177.8	177.8
Weighted average interest rate	11.0%	12.5%

3% Convertible Senior Notes

        In July 2003, the Company issued 3% convertible senior notes that were exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act of 1933.

        Upon issuance of the 3% convertible senior notes, the holders had the right to convert those notes into shares of the Company's common stock at a conversion rate of 14.2857 shares per $1,000 principal amount of the notes, which was equivalent to a conversion price of $70.00 per share, subject to anti-dilution adjustments, before the close of business on June 30, 2033. In accordance with the anti-dilution provisions of the indenture governing the 3% convertible senior notes, as a result of the payment of quarterly dividends on the Company's common stock and the two-for-one common stock split in March 2007, at December 31, 2007 the conversion rate had been adjusted to 29.3024 shares per $1,000 principal amount of the notes, which is equivalent to a conversion price of $34.13 per share. Holders may convert their convertible senior notes only under the following circumstances: (1) during any calendar quarter, if the closing sale price of the Company's common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during any period in which (i) the long-term credit rating assigned to the notes by Standard & Poor's Rating Services, a division of the McGraw-Hill Companies, or Moody's Investors Services, Inc. is lower than BB+ or Ba2, respectively, (ii) either Standard & Poor's or Moody's no longer rates the notes or has withdrawn or suspended this rating, or (iii) the notes are not assigned a rating by both Standard & Poor's and Moody's; (3) during the five business day period immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each day of that period was less than 98% of the product of the closing sale price of the Company's common stock and the conversion rate; (4) if the notes have been called for redemption; or (5) upon the occurrence of specified corporate events. None of these circumstances that would allow for conversion of the notes has arisen at any time since their issuance.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 11    Debt and Credit Facilities (Continued)

5.625% Euro Notes

        On July 19, 2006, the Company's 5.625% euro notes with a face value of €200.0 million matured. The Company used available cash of $251.7 million to retire this debt. Interest on the 5.625% euro notes was payable annually in arrears, with the final payment of $14.2 million made upon maturity of the euro notes.

Covenants

        Each issue of the Company's outstanding senior notes imposes limitations on the Company's operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. The credit facility contains financial covenants relating to interest coverage, debt leverage and minimum liquidity and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the asbestos settlement agreement discussed above. The ANZ facility contains financial covenants relating to debt leverage, interest coverage and tangible net worth and restrictions on the creation of liens, the incurrence of additional indebtedness and asset sales, in each case relating to the Australian and New Zealand subsidiaries of the Company that are borrowers under the facility. The Company was in compliance with the above financial covenants and limitations, as applicable, at December 31, 2007 and 2006.

Debt Maturities

        Scheduled annual maturities of the Company's long-term debt, including the current portion of long-term debt, exclusive of debt discounts and the interest rate swap fair value adjustment, for the five years subsequent to December 31, 2007 and thereafter are as follows:

2008	$305.9
2009	242.3
2010(1)	436.0
2011	5.2
2012	0.3
Thereafter	850.5

Total	$1,840.2

    (1)
    This amount includes the 3% convertible senior notes since the holders of these notes have the option to require the Company to repurchase the senior notes on June 30 of 2010, 2013, 2018, 2023 and 2028 as described above.

Note 12    Derivatives and Hedging Activities

        The Company reports all derivative instruments on the balance sheet at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes.

        The Company is exposed to market risk, such as fluctuations in foreign currency exchange rates and changes in interest rates. To manage the volatility relating to these exposures, the Company enters into various derivative instruments from time to time under its risk management policies. The Company designates derivative instruments as hedges on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments offset in part or in whole corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. The Company does not purchase, hold or sell derivative financial instruments for trading purposes. The Company's practice is to

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 12    Derivatives and Hedging Activities (Continued)

terminate derivative transactions if the underlying asset or liability matures or is sold or terminated, or if the Company determines the underlying forecasted transaction is no longer probable of occurring.

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

        The Company was party to foreign currency forward contracts with an aggregate notional amount of $385.1 million maturing through October 2008 at December 31, 2007 and $331.0 million maturing through June 2007 at December 31, 2006. The estimated fair values of these contracts, which represent the estimated net payments that would be paid or received by the Company in the event of termination of these contracts based on the then current foreign exchange rates, was a net payable of $0.5 million at December 31, 2007 and net receivable of $0.1 million at December 31, 2006. These contracts qualified and were designated as cash flow hedges and had original maturities of less than twelve months.

Interest Rate Swaps

        From time to time, the Company may use interest rate swaps to manage its mix of fixed and floating rates on its outstanding indebtedness.

        At December 31, 2007, the Company had outstanding interest rate swaps with a total notional amount of $300.0 million that qualified and were designated as fair value hedges. The Company entered into these interest rate swaps to effectively convert its 5.375% senior notes due April 2008 into floating rate debt. The Company recorded a mark to market adjustment to record a decrease of $2.1 million at December 31, 2007 and $8.9 million at December 31, 2006 in the fair value of the 5.375% senior notes due April 2008 due to changes in interest rates and an offsetting increase to other current liabilities at December 31, 2007 and other liabilities at December 31, 2006 to record the fair value of the related interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.

        In 2007 and 2006, under the terms of the $300.0 million outstanding interest rate swap agreements, the Company received interest at a fixed rate and paid interest at variable rates that were based on the six-month London Interbank Offered Rate, or LIBOR. As a result, interest expense increased by $7.7 million in 2007, $6.6 million in 2006 and $1.6 million in 2005.

        In 2007, the Company terminated forward starting interest rate swaps. As a result, the company received cash of $3.7 million related to this termination and recognized a gain for this amount in other income, net, in the consolidated statement of operations.

Other Derivative Instruments

        The Company may use other derivative instruments from time to time, such as foreign exchange options to manage exposure due to foreign exchange rates and interest rate and currency swaps related to access to additional sources of international financing. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At December 31, 2007 and 2006, the Company had no foreign exchange options or interest rate and currency swap agreements outstanding.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 12    Derivatives and Hedging Activities (Continued)

Cash Flow Hedges

        The Company records gains and losses on derivatives qualifying as cash flow hedges in other comprehensive income, to the extent that these hedges are effective and until it recognizes the underlying transactions in earnings, at which time it recognizes these gains and losses in other income, net, in the consolidated statements of operations.

        Other comprehensive income reflected net unrealized after tax losses of $0.6 million ($1.0 million pre-tax) in 2007, $0.7 million ($1.1 million pre-tax) in 2006 and $0.8 million ($1.2 million pre-tax), in 2005.

        The estimated net amount of the existing unrecognized net gain on derivative instruments that the Company expects to be reflected in the consolidated statements of operations within the next twelve months is $1.1 million, pre-tax. The unrealized amounts in other comprehensive income (loss) will fluctuate based on changes in the fair value of open contracts during each reporting period. The Company's cash flow hedges for the years ended December 31, 2007 and 2006 were effective hedges, meaning that they qualified for hedge accounting treatment.

Note 13    Financial Instruments

        Under U.S. GAAP, the Company must disclose its estimate of the fair value of material financial instruments, including those recorded as assets or liabilities in its consolidated financial statements and derivative financial instruments.

        The following financial instruments are recorded at fair value or at amounts that approximate fair value: (1) cash and cash equivalents, (2) investments in available-for-sale securities, (3) receivables, net, (4) certain other current assets, (5) accounts payable and (6) other current liabilities. The carrying amounts reported in the consolidated balance sheets for the above financial instruments closely approximates their fair value due to the short-term nature of these assets and liabilities, except for the Company's available-for-sale investments. The carrying amounts of the Company's available-for-sale investments were determined based on quoted market prices.

        The fair values of the Company's senior notes at December 31, 2007 and 2006 are based on quoted market prices. The Company derived the fair value estimates of the Company's various other debt instruments by evaluating the nature and terms of each instrument, considering prevailing economic and market conditions, and examining the cost of similar debt offered at the balance sheet date. These estimates are subjective and involve uncertainties and matters of significant judgment, and therefore the Company cannot determine them with precision. Changes in assumptions could significantly affect the Company's estimates.

        The fair value of the debt in the table below differs from the carrying amount due to changes in interest rates based on market conditions as of December 31, 2007 and 2006. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise.

        The fair values of the Company's various derivative instruments, which are based on current market rates, generally reflect the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 13    Financial Instruments (Continued)

        The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2007 and 2006 were as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative financial (liabilities) assets:
Foreign currency forward contracts	$(0.5)	$(0.5)	$0.1	$0.1

Derivative financial liabilities:
Interest rate swaps	$2.1	$2.1	$8.9	$8.9

Financial liabilities:
Debt:
6.95% Senior Notes	227.0	232.7	226.8	234.5
5.375% Senior Notes(1)	297.8	300.6	290.6	308.5
5.625% Senior Notes	399.2	397.2	399.0	395.9
6.875% Senior Notes	448.5	404.6	448.5	450.5
3% Convertible Senior Notes	431.3	416.1	431.3	446.3
Other foreign loans	49.2	48.5	34.4	33.9
Other loans	18.8	18.0	21.7	16.3

Total debt	$1,871.8	$1,817.7	$1,852.3	$1,885.9

    (1)
    The carrying value and fair value of such debt includes adjustments due to interest rate swaps. See Note 12, "Derivatives and Hedging Activities."

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 14    Employee Benefits and Incentive Programs

Profit-Sharing and Retirement Savings Plans

        The Company has a non-contributory profit-sharing plan covering most of its U.S. employees. Contributions to this plan, which are made at the discretion of the Company's board of directors, may be made in cash, shares of the Company's common stock, or in a combination of cash and shares of the Company's common stock. The Company also maintains a contributory thrift and retirement savings plan in which most of its U.S. employees are eligible to participate. The contributory thrift and retirement savings plan generally provides for Company contributions in cash based upon the amount contributed to the plan by the participants. Company contributions to or provisions for its profit-sharing plan and thrift and retirement savings plan are charged to operations and amounted to $32.8 million in 2007, $30.4 million in 2006 and $30.0 million in 2005. In 2007, 2006 and 2005 there were no shares of common stock issued for the Company's contribution to its profit-sharing plan.

Defined Benefit Pension Plans

        On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS No. 158"), as of December 31, 2006. SFAS No. 158 requires, among other things, the recognition of the funded status of each defined pension benefit plan which is measured as the difference between the fair value of plan assets and the projected benefit obligations of the employee benefit plans in the consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. Each over funded plan is recognized as an asset and each under funded plan is recognized as a liability. The initial impact of the standard due to unrecognized prior service costs and net actuarial gains or losses, as well as subsequent changes in the funded status, are recognized as components of accumulated other comprehensive loss in the line item unamortized pension liability that is included in total shareholders' equity. The amount of unamortized pension liability is recorded net of tax. Additional minimum pension liabilities and related intangible assets were also derecognized upon adoption of the new standard. The measurement date used by the Company to determine the benefit obligations and the plan assets is December 31.

        The table below summarizes the incremental effects of SFAS No. 158 adoption on the individual line items in the Company's consolidated balance sheet at December 31, 2006:

	Pre-SFAS No. 158 Adoption	SFAS No. 158 Adjustment	Post SFAS No. 158 Adoption
Assets:
Deferred tax assets	$152.8	$22.6	$175.4
Other assets	$224.4	$(62.8)	$161.6
Liabilities:
Other current liabilities	$573.9	$2.3	$576.2
Other liabilities	$112.5	$13.3	$125.8
Shareholders' equity:
Minimum pension liability, net of tax	$(4.4)	$4.4	$—
Unamortized pension items, net of tax	$—	$(60.2)	$(60.2)

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 14    Employee Benefits and Incentive Programs (Continued)

United States

        A limited number of the Company's U.S. employees, including some employees who are covered by collective bargaining agreements, participate in defined benefit pension plans. The measurement date for the defined benefit pension plans presented below is December 31 of each period.

	2007	2006
Change in benefit obligation:
Projected benefit obligation at beginning of period	$43.2	$37.6
Service cost	1.4	1.2
Interest cost	2.5	2.1
Plan amendments	—	0.3
Actuarial (gain) loss	(1.5)	2.9
Benefits paid	(1.1)	(0.9)

Projected benefit obligation at end of period	$44.5	$43.2

Change in plan assets:
Fair value of plan assets at beginning of period	$34.9	$32.9
Actual gain on plan assets	2.3	2.4
Employer contributions	0.8	0.5
Benefits paid	(1.1)	(0.9)

Fair value of plan assets at end of period	36.9	34.9

Under funded status at end of year	$(7.6)	$(8.3)

        Amounts included in the consolidated balance sheets consisted of:

	2007	2006
Other assets	$1.4	$0.5
Other liabilities	(9.0)	(8.8)

Net amount recognized	$(7.6)	$(8.3)

        The following table shows the components of the Company's net periodic benefit cost for the three years ended December 31, 2007, for its U.S. pension plans charged to operations.

	2007	2006	2005
Components of net periodic benefit cost:
Service cost	$1.4	$1.2	$1.2
Interest cost	2.5	2.1	1.9
Expected return on plan assets	(2.8)	(2.6)	(2.4)
Amortization of prior service cost	0.7	0.7	0.7
Amortization of net actuarial loss	1.1	0.9	0.7

Net periodic pension cost	$2.9	$2.3	$2.1

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 14    Employee Benefits and Incentive Programs (Continued)

        The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost at December 31, 2007, are:

Unrecognized prior service costs	$2.6
Unrecognized net actuarial loss	13.9

Total	$16.5

        The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2008 are as follows:

Unrecognized prior service costs	$0.7
Unrecognized net actuarial loss	0.8

Total	$1.5

  Actuarial Assumptions

        Weighted average assumptions used to determine benefit obligations at December 31, 2007 and 2006 were as follows:

	2007	2006
Discount rate	6.3%	5.8%
Rate of compensation increase	3.5%	3.5%

        Weighted average assumptions used to determine net cost for the three years ended December 31, 2007 were as follows:

	2007	2006	2005
Discount rate	5.8%	5.5%	5.8%
Expected long-term rate of return	8.0%	8.0%	8.0%
Rate of compensation increase	3.5%	4.5%	4.5%

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

        The U.S. pension asset allocations at December 31, 2007 and 2006 were as follows:

	2007	2006
Equities	57.5%	66.0%
Fixed income investments	36.4%	30.0%
Cash	6.1%	4.0%

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 14    Employee Benefits and Incentive Programs (Continued)

        The Company expects to contribute $3.5 million to its U.S. defined benefit plans in 2008.

  Estimated Future Benefit Payments

        The Company expects the following estimated future benefit payments, which reflect expected future service, as appropriate, to be paid in the years indicated:

Year	Amount
2008	$1.2
2009	1.4
2010	1.6
2011	1.9
2012	2.2
2013-2017	16.3

International

        Some of the Company's non-U.S. employees participate in defined benefit pension plans in their respective countries. The following presents the Company's funded status for 2007 and 2006 under SFAS No. 158 for its non-U.S. pension plans. The measurement date for the defined benefit pension plans presented below is December 31 of each period.

	2007	2006
Change in benefit obligation:
Projected benefit obligation at beginning of period	$283.0	$244.9
Service cost	6.9	7.9
Interest cost	15.3	13.2
Acquired liability	—	8.2
Actuarial loss	(7.7)	(1.8)
Curtailment	(1.7)	0.2
Benefits paid	(12.8)	(12.5)
Employee contributions	1.7	1.4
Foreign exchange impact	21.9	21.5

Projected benefit obligation at end of period	$306.6	$283.0

Change in plan assets:
Fair value of plan assets at beginning of period	$234.9	$194.4
Actual gain on plan assets	6.4	22.1
Employer contributions	8.2	7.3
Employee contributions	1.7	1.4
Acquired assets	—	7.2
Benefits paid	(12.8)	(12.5)
Assets transferred to defined contribution plan	—	(1.5)
Foreign exchange impact	17.8	16.5

Fair value of plan assets at end of period	256.2	234.9

Under funded status	$(50.4)	$(48.1)

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 14    Employee Benefits and Incentive Programs (Continued)

        Amounts included in the consolidated balance sheets consisted of:

	2007	2006
Other assets	$21.4	$17.5
Other current liabilities	(2.7)	(2.3)
Other liabilities	(69.1)	(63.3)

Net amount recognized	$(50.4)	$(48.1)

        The following table shows the components of the Company's net periodic benefit cost for the three years ended December 31, 2007 for its non-U.S. pension plans charged to operations.

	2007	2006	2005
Components of net periodic benefit cost:
Service cost	$6.9	$7.9	$6.8
Interest cost	15.3	13.2	11.8
Expected return on plan assets	(16.0)	(14.0)	(12.7)
Amortization of prior service cost	0.1	0.2	0.2
Amortization of net actuarial loss	5.8	6.2	5.3

Net periodic pension cost	$12.1	$13.5	$11.4

        The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost at December 31, 2007 are:

Net (asset)/obligation	$0.1
Unrecognized prior service costs	0.9
Unrecognized net actuarial loss	63.5

Total	$64.5

        The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2008 are as follows:

Unrecognized prior service costs	$0.1
Unrecognized net actuarial loss	5.0

Total	$5.1

  Actuarial Assumptions

        Weighted average assumptions used to determine benefit obligations at December 31, 2007 and 2006 were as follows:

	2007	2006
Discount rate	5.9%	5.2%
Rate of compensation increase	3.8%	4.0%

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 14    Employee Benefits and Incentive Programs (Continued)

        Weighted average assumptions used to determine net cost for the three years ended December 31, 2007 were as follows:

	2007	2006	2005
Discount rate	5.2%	5.1%	5.4%
Expected long-term rate of return	7.0%	7.5%	8.0%
Rate of compensation increase	4.0%	3.9%	3.8%

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

        The non-U.S. pension asset allocations at December 31, 2007 and 2006 were as follows:

	2007	2006
Equities	43.3%	46.2%
Fixed income investments	46.1%	46.6%
Other (including cash)	9.4%	6.0%
Real estate	1.2%	1.2%

        The Company expects to contribute $4.6 million to its non-U.S. defined benefit plans in 2008.

        The following table presents information for non-U.S. pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2007 and 2006:

	2007	2006
Projected benefit obligation	$74.7	$70.9
Accumulated benefit obligation	69.6	64.4
Fair value of plan assets	13.8	13.1

  Estimated Future Benefit Payments

        The Company expects the following estimated future benefit payments, which reflect expected future service, as appropriate, to be paid in the years indicated:

Year	Amount
2008	$21.5
2009	13.6
2010	13.8
2011	15.7
2012	16.8
2013-2017	97.9

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 14    Employee Benefits and Incentive Programs (Continued)

Other Postretirement Benefit Plans

        The Company generally does not offer its employees postretirement benefits other than programs that are required by the foreign countries in which the Company operates. In the U.S., the Company offers a program that is fully funded by the participating retired employees. These programs are not material to the Company's consolidated financial position or results of operations.

        Since March 31, 1998, the Company has offered to some U.S. employees of the Cryovac packaging business a fixed subsidy applicable to participation in its U.S. postretirement healthcare program. The accrued benefit liability associated with these subsidies amounted to $2.5 million at December 31, 2007 and 2006. The net periodic postretirement expense and credit components, together with other remaining postretirement healthcare plan disclosures under SFAS No. 132, are not material to the Company's consolidated financial statements.

Note 15    Income Taxes

        The components of earnings before income tax provision were as follows:

	2007	2006	2005
Domestic	$221.8	$191.2	$151.2
Foreign	234.2	208.9	225.4

Total	$456.0	$400.1	$376.6

        The components of the income tax provision were as follows:

	2007	2006	2005
Current tax provision:
Federal	$56.8	$83.7	$70.3
State and local	14.2	16.0	15.3
Foreign	60.5	71.0	65.0

Total current tax provision	131.5	170.7	150.6

Deferred tax benefit:
Federal	(22.8)	(27.4)	(24.3)
State and local	(3.3)	(4.2)	(5.2)
Foreign	(2.4)	(13.1)	(0.3)

Total deferred tax benefit	(28.5)	(44.7)	(29.8)

Total provision	$103.0	$126.0	$120.8

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 15    Income Taxes (Continued)

        Deferred tax assets (liabilities) consist of the following:

	December 31,
	2007	2006
Asbestos settlement, including accrued interest	$323.5	$310.7
Accruals not yet deductible for tax purposes	22.9	19.7
Foreign net operating loss carry forwards and investment tax allowances	42.4	39.3
Employee benefit items	30.3	27.6
Inventories	—	1.3
Other	6.7	9.0

Gross deferred tax assets	425.8	407.6
Valuation allowance	(38.4)	(37.6)

Total deferred tax assets	387.4	370.0

Depreciation and amortization	(45.6)	(53.7)
Unremitted foreign earnings	(64.7)	(33.5)
Inventories	(3.6)	—
Other	(19.9)	(22.0)

Total deferred tax liabilities	(133.8)	(109.2)

Net deferred tax assets	$253.6	$260.8

        Based upon anticipated future results, the Company has concluded that it is more likely than not that it will realize the $387.4 million balance of deferred tax assets at December 31, 2007, net of the valuation allowance of $38.4 million. The valuation allowance is related to the uncertainty of utilizing $112.2 million of foreign net operating loss carry forwards, or $30.3 million on a tax-effected basis, most of which have no expiration period, and $46.7 million of foreign investment tax allowances, or $12.1 million on a tax-effected basis, that have no expiration period.

        Net deferred income taxes charged (credited) to shareholders' equity were $35.3 million in 2007, $(12.2) million in 2006 and $(1.5) million in 2005.

        The U.S. federal statutory corporate tax rate reconciles to the Company's effective income tax rate as follows:

	2007	2006	2005
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.6	1.9	1.7
Foreign earnings taxed at lower effective rates	(4.4)	(5.0)	(4.0)
Net reversal of tax accruals and related interest	(9.3)	—	—
Other	(0.3)	(0.4)	(0.6)

Effective income tax rate	22.6%	31.5%	32.1%

  FIN 48

        In June 2006, the FASB issued FIN 48. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 15    Income Taxes (Continued)

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

        The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits. At December 31, 2007, the Company classified $8.1 million of liabilities for unrecognized tax benefits and related interest in other liabilities on the consolidated balance sheet, which were previously classified as income taxes payable before the adoption of FIN 48.

        As required under FIN 48, the Company is providing the following disclosures related to the unrecognized tax benefits and the effect, if any, on the effective income tax rate if recognized.

	Gross	Net
Unrecognized tax benefits at January 1, 2007	$115.1	$100.6
Additions based on tax positions related to current year	2.4	1.7
Additions based on tax positions of prior years	1.5	1.4
Lapse of the applicable statute of limitations	(30.6)	(29.1)
Settlements	(1.0)	(0.9)
Change in tax rates	(11.2)	(7.4)

Unrecognized tax benefits at December 31, 2007	$76.2	$66.3

        If the unrecognized tax benefits at December 31, 2007 were recognized, the Company's income tax provision would be decreased by $66.3 million, resulting in a substantially lower effective tax rate.

        There are no known tax positions reasonably possible to change over the next twelve months that would result in a material change in the Company's unrecognized tax benefits.

        The Company recognizes interest and penalties related to unrecognized tax benefits in income tax provision on the consolidated statements of operations. The Company had a liability of approximately $21.3 million (of which $1.7 million represents penalties) at January 1, 2007 and a liability of $2.9 million (of which $1.1 million represents penalties) at December 31, 2007 for the payment of interest and penalties (before any tax benefit). In 2007, interest of $19.2 million (gross) ($12.4 million (net)) was reversed in connection with the related tax accruals for uncertainties for which the statute of limitations lapsed.

  Income Tax Returns

        In April 2007, the IRS commenced its examination of the Company's income tax returns for the years 2004 through 2006. Tax years 2003 and prior are closed for Federal income tax purposes.

        State income tax returns are generally subject to examination for a period of three to five years after their filing date. The Company has various state income tax returns in the process of examination.

        Income tax returns in foreign jurisdictions have statutes of limitations generally ranging from three to five years after their filing date. The income tax returns filed by the Company's major foreign entities are open to possible examination beginning with the year shown in parentheses in the following countries: Australia (2003), Brazil (2003), Canada (2004), France (2005), Germany (2003), Italy (2002), Malaysia (2001), Mexico (2003), Netherlands (2004), New Zealand (2002), Spain (2002), Switzerland (2007) and the UK (2005). The Company's foreign income tax returns are under examination in various jurisdictions in which the Company conducts business.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

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

        The Company recorded a charge of $850.1 million as a result of the asbestos settlement in its consolidated statement of operations for the year ended December 31, 2002. The charge consisted of the following items:

  •
  a non-cash charge of $512.5 million covering a cash payment that the Company will be required under the settlement to make upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy. Because the Company cannot predict when a plan of reorganization may become effective, the Company recorded this liability as a current liability on the consolidated balance sheet at December 31, 2002. Under the terms of the settlement, this amount accrues interest at a 5.5% annual rate from December 21, 2002 to the date of payment. The Company has recorded this interest in interest expense in the consolidated statement of operations and in other current liabilities in the consolidated balance sheets. The accrued interest, which is compounded annually, was $158.4 million and $123.5 million at December 31, 2007 and 2006, respectively.

  •
  a non-cash charge of $321.5 million representing the fair market value at the date the Company recorded the charge of nine million shares of the Company's common stock expected to be issued under the settlement upon the effectiveness of Grace's plan of reorganization, which was adjusted to eighteen million shares due to the two-for-one stock split in March 2007. These shares are subject to customary anti-dilution provisions that adjust for the effects of stock splits, stock dividends and other events affecting the Company's common stock. The fair market value of the Company's common stock was $35.72 per pre-split share as of the close of business on December 5, 2002. The Company recorded this amount in its consolidated balance sheet at December 31, 2002 as follows: $0.9 million representing the aggregate par value of these shares in common stock reserved for issuance related to the asbestos settlement, and the remaining $320.6 million, representing the excess of the aggregate fair market value over the aggregate par value of these common shares, in additional paid-in capital. The diluted earnings per common share calculations for the three years ended December 31, 2007 reflect the shares of common stock reserved for issuance related to the asbestos settlement.

  •
  $16.1 million of legal and related fees as of December 31, 2002.

        Asbestos settlement and related costs reflected legal and related fees for asbestos-related matters of $0.7 million in 2007, $1.6 million in 2006 and $2.2 million in 2005, which are included in other, net, on the Company's consolidated statements of operations.

Cryovac Transaction

        On March 31, 1998, the Company completed a multi-step transaction that brought the Cryovac packaging business and the former Sealed Air Corporation's business under the common ownership of the Company. These businesses operate as subsidiaries of the Company, and the Company acts as a holding

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 16    Commitments and Contingencies (Continued)

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 16    Commitments and Contingencies (Continued)

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

        With the fraudulent transfer trial set to commence on December 9, 2002, on November 27, 2002, the Company reached an agreement in principle with the Committees prosecuting the claims against the Company and Cryovac, Inc., to resolve all current and future asbestos-related claims arising from the Cryovac transaction. On the same day, the court entered an order confirming that the parties had reached an amicable resolution of the disputes among the parties and that counsel for the Company and the Committees had agreed and bound the parties to the terms of the agreement in principle. As discussed above, the agreement in principle called for payment of nine million shares of the Company's common stock and $512.5 million in cash, plus interest on the cash payment at a 5.5% annual rate starting on December 21, 2002 and ending on the effective date of the Grace plan of reorganization, when the Company is required to make the payment. These shares are subject to customary anti-dilution provisions that adjust for the effects of stock splits, stock dividends and other events affecting the Company's common stock, and as a result, the number of shares of the Company's common stock to be paid increased to eighteen million shares upon the two-for-one stock split in March 2007. On December 3, 2002, the Company's Board of Directors approved the agreement in principle. The Company received notice that both of the Committees had approved the agreement in principle as of December 5, 2002. The parties subsequently signed a definitive settlement agreement as of November 10, 2003 consistent with the terms of the agreement in

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 16    Commitments and Contingencies (Continued)

principle. On November 26, 2003, the parties jointly presented the definitive settlement agreement to the U.S. District Court for the District of Delaware for approval. On Grace's motion to the U.S. District Court, that court transferred the motion to approve the settlement agreement to the Bankruptcy Court for disposition.

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

        As a condition to the Company's obligation to make the payments required by the settlement, any final plan of reorganization must be consistent with the terms of the settlement, including provisions for the trusts and releases referred to below and for an injunction barring the prosecution of any asbestos-related claims against the Company and its affiliates. In that case, the settlement will provide that, upon the effective date of the final plan of reorganization and payment of the shares and cash, all present and future asbestos-related claims against the Company and its affiliates that arise from alleged asbestos liabilities of Grace and its affiliates (including former affiliates that became affiliates of the Company through the Cryovac transaction) will be channeled to and become the responsibility of one or more trusts to be established under Section 524(g) of the Bankruptcy Code as part of Grace's plan of reorganization. The settlement will also resolve all fraudulent transfer claims against the Company and its affiliates arising from the Cryovac transaction as well as the Fresenius claims described below. The settlement will provide that the Company and its affiliates will receive releases of all those claims upon payment. Under the agreement, the Company cannot seek indemnity from Grace for the Company's payments required by the settlement. The order approving the settlement agreement also provides that the stay of proceedings involving the Company described above will continue through the effective date of the final plan of reorganization, after which, upon implementation of the settlement agreement, the Company will be released from the liabilities asserted in those proceedings and their continued prosecution against the Company will be enjoined.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 16    Commitments and Contingencies (Continued)

        In January 2005, Grace filed a proposed plan of reorganization (the "Grace Plan") with the Bankruptcy Court. There were a number of objections filed. The Official Committee of Asbestos Personal Injury Claimants and the Future Claimants' Representative filed their proposed plan of reorganization (the "Claimants' Plan") with the Bankruptcy Court in November 2007. Assuming that a final plan of reorganization is confirmed by the Bankruptcy Court and does become effective, the Company does not know whether the final plan of reorganization will be consistent with the terms of the settlement agreement or if the other conditions to the Company's obligation to pay the settlement amount will be met. If these conditions are not satisfied or not waived by the Company, the Company will not be obligated to pay the settlement amount. However, if the Company does not pay the settlement amount, the Company and its affiliates will not be released from the various asbestos-related, fraudulent transfer, successor liability claims, and indemnification claims made against them, and all of these claims would remain pending and would have to be resolved through other means, such as through agreement on alternative settlement terms or trials. In that case, the Company could face liabilities that are significantly different from its obligations under the settlement agreement. The Company cannot estimate at this time what those differences or their magnitude may be. In the event these liabilities are materially larger than the current existing obligations, they could have a material adverse effect on the Company's financial condition and results of operations. The Company cannot predict when a final plan of reorganization will become effective or whether the final plan will be consistent with the terms of the settlement agreement.

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

        In November 2004, the Company's Canadian subsidiary Sealed Air (Canada) Co./Cie learned that it had been named a defendant in the case of Thundersky v. The Attorney General of Canada, et al. (File No. CI04-01-39818), which is pending in the Manitoba Court of Queen's Bench. Grace and W. R. Grace & Co.—Conn. are also named as defendants. The claim is brought as a putative class proceeding and seeks recovery for alleged injuries suffered by any Canadian resident, other than in the course of employment, as a result of Grace's marketing, selling, processing, manufacturing, distributing and/or delivering asbestos or asbestos-containing products in Canada prior to the Cryovac Transaction. Another proceeding was filed in January 2005 in the Manitoba Court of The Queen's Bench naming the Company and specified subsidiaries as defendants. The latter proceeding, Her Majesty the Queen in Right of the Province of Manitoba v. The Attorney General of Canada, et al. (File No. CI05-01-41069), seeks the recovery of the cost of insured health services allegedly provided by the Government of Manitoba to the members of the class of plaintiffs in the Thundersky proceeding. In October 2005, the Company learned that six additional putative class proceedings had been brought in various provincial and federal courts in Canada seeking recovery from the Company and its subsidiaries Cryovac, Inc. and Sealed Air (Canada) Co./Cie, as well as other defendants including W. R. Grace & Co. and W. R. Grace & Co.—Conn., for alleged injuries suffered by any Canadian

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 16    Commitments and Contingencies (Continued)

resident, other than in the course of employment (except with respect to one of these six claims), as a result of Grace's marketing, selling, manufacturing, processing, distributing and/or delivering asbestos or asbestos-containing products in Canada prior to the Cryovac Transaction. Grace and W. R. Grace & Co.—Conn. have agreed to defend, indemnify and hold harmless the Company and its affiliates in respect of any liability and expense, including legal fees and costs, in these actions. In April 2001, Grace Canada, Inc. had obtained an order of the Superior Court of Justice, Commercial List, Toronto, recognizing the Chapter 11 actions in the United States of America involving Grace Canada, Inc.'s U.S. parent corporation and other affiliates of Grace Canada, Inc., and enjoining all new actions and staying all current proceedings against Grace Canada, Inc. related to asbestos under the Companies' Creditors Arrangement Act. That order has been renewed repeatedly. In November 2005, upon motion by Grace Canada, Inc., the court ordered an extension of the injunction and stay to actions involving asbestos against the Company and its Canadian affiliate and the Attorney General of Canada, which had the effect of staying all of the Canadian actions referred to above. Representative counsel for the plaintiffs have filed a motion in the Companies' Creditors Arrangement Act proceeding to lift the stay and enable the Canadian litigation to proceed in order to establish the validity and amount of their claims. The court has entered an order extending the stay until the date on which the relief sought by the plaintiffs in their motion is either granted or denied by the court. The plaintiffs' motion is scheduled to be heard on March 26, 2008. The proposed Grace Plan provides that these claims will be paid by trusts to be established under Section 524(g) of the Bankruptcy Code and it is anticipated that the defendants will ask the Canadian courts to enforce the terms of the plan of reorganization if it is confirmed by the Bankruptcy Court and becomes effective. However, assuming that a final plan of reorganization is confirmed by the Bankruptcy Court and does become effective, if the final plan of reorganization does not include comparable provisions or if the Canadian courts refuse to enforce the final plan of reorganization in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify the Company and its subsidiaries in these cases, then the Company could be required to pay substantial damages, which the Company cannot estimate at this time and which could have a material adverse effect on the Company's financial condition and results of operations.

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

        On September 15, 2003, the case of Senn v. Hickey, et al. (Case No. 03-CV-4372) was filed in the U.S. District Court for the District of New Jersey (Newark). This lawsuit seeks class action status on behalf of all

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 16    Commitments and Contingencies (Continued)

persons who purchased or otherwise acquired securities of the Company during the period from March 27, 2000 through July 30, 2002. The lawsuit named the Company and five current and former officers and directors of the Company as defendants. The Company is required to provide indemnification to the other defendants, and accordingly the Company's counsel is also defending them. On June 29, 2004, the court granted plaintiff Miles Senn's motion for appointment as lead plaintiff and for approval of his choice of lead counsel. The plaintiff's amended complaint makes a number of allegations against the defendants. The principal allegations are that during the above period the defendants materially misled the investing public, artificially inflated the price of the Company's common stock by publicly issuing false and misleading statements and violated U.S. GAAP by failing to properly account and accrue for the Company's contingent liability for asbestos claims arising from past operations of Grace. The plaintiffs seek unspecified compensatory damages and other relief. The Company is vigorously defending the lawsuit, since the Company believes that it properly disclosed its contingent liability for Grace's asbestos claims and properly accounted for its contingent liability for such claims under U.S. GAAP.

        On March 14, 2005, the Company and the individual defendants filed a motion to dismiss the amended complaint in the Senn v. Hickey, et al. case for failure to state a claim. On December 19, 2005, the Court granted in part and denied in part defendants' motion to dismiss. The Court determined that the Complaint failed adequately to allege scienter as to the four individual defendants other than T.J. Dermot Dunphy, and therefore dismissed the lawsuit with respect to these four individual defendants, but adequately alleged scienter as to Mr. Dunphy and the Company. Mr. Dunphy is a current director of the Company and was formerly Chairman of the Board and Chief Executive Officer of the Company. On December 28, 2005, the defendants requested that the Court reconsider the portion of the December 19, 2005 order denying defendants' motion to dismiss with regard to the Company's arguments other than scienter, or, in the alternative, that the Court certify the matter for interlocutory appeal. On February 13, 2006, the defendants filed an answer to the amended complaint. On April 7, 2006, the Court heard oral argument on defendants' reconsideration motion, and on July 10, 2006, the Court denied the motion on the ground that issues of fact prevent the Court from granting a motion to dismiss based on the Company's arguments other than scienter. On October 3, 2006, plaintiff filed a motion to certify a class of all persons who purchased or otherwise acquired the securities of the Company during the period from March 27, 2000 through July 30, 2002. On November 22, 2006, plaintiff filed an amended motion for class certification, seeking to withdraw as a class representative and to substitute a new class representative, the Louisiana Municipal Police Employees Retirement System ("MPERS"). On March 26, 2007, the Court entered an order permitting Miles Senn to withdraw as lead plaintiff and permitting MPERS to be substituted as lead plaintiff. Consequently, the case is now properly referred to as MPERS v. Sealed Air Corporation, et al. On March 29, 2007, MPERS, as lead plaintiff, filed a motion to certify a class of all persons or entities that purchased Sealed Air Corporation securities during the period from March 27, 2000 through July 30, 2002, both dates inclusive, and were damaged thereby. On July 25, 2007, the Company and Mr. Dunphy filed their memorandum of law in opposition to MPERS's motion for class certification. On July 25, 2007, the Company and Mr. Dunphy also filed a motion for reconsideration or for judgment on the pleadings, arguing that the Supreme Court's recent decisions in Tellabs, Inc. v. Makor Issues & Rights, Ltd., and Bell Atlantic Corp. v. Twombly require dismissal of MPERS's claims. Both the class certification and reconsideration motions have been fully briefed and the Company is awaiting decisions by the Court. Discovery is ongoing. Although the Company believes that neither it nor Mr. Dunphy should have any liability in this lawsuit, until the lawsuit has progressed beyond its current stage, the Company cannot estimate the potential cost of an unfavorable outcome, if any.

  Compliance Matters

        In late 2005, the Company identified travel and related expenses that had been paid by some of the Company's foreign subsidiaries for trips by government officials who oversee the regulation of the Company's medical products in a foreign country. Although these expenses were accurately recorded as travel and entertainment expenses in the Company's books and records, these activities appeared to have breached the

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 16    Commitments and Contingencies (Continued)

Company's Code of Conduct. More importantly, the Company was concerned that these payments may have violated the Foreign Corrupt Practices Act, and therefore outside counsel was retained and promptly began an internal investigation. In March 2006, the Company voluntarily disclosed to the United States Department of Justice, or the DOJ, and the United States Securities and Exchange Commission, or the SEC, the factual information obtained to date in the Company's internal investigation, including that these payments were made between 2003 and 2005 and totaled less than $0.2 million. The internal investigation is ongoing, and the Company is cooperating with the DOJ and the SEC. The Company cannot predict when this matter will be resolved or the terms upon which this matter will be resolved, although the Company currently does not expect this matter to be material to its consolidated results of operations or financial position. In connection with the investigation, the Company is evaluating remedial measures and is taking timely and appropriate action where necessary.

Other Principal Contractual Obligations

        At December 31, 2007, the Company had principal contractual obligations, which included agreements to purchase an estimated amount of goods, including raw materials, or services in the normal course of business, aggregating approximately $178.6 million. The estimated future cash outlays are as follows:

Year	Amount
2008	$115.0
2009	39.0
2010	13.5
2011	6.4
2012	4.7

Total	$178.6

Leases

        The Company is obligated under the terms of various leases covering primarily warehouse and office facilities and production equipment, as well as smaller manufacturing sites that it occupies. The Company accounts for the majority of its leases as operating leases, which may include purchase or renewal options. At December 31, 2007 estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

Year	Amount
2008	$28.8
2009	22.8
2010	18.4
2011	15.3
2012	12.0
Thereafter	28.0

Total	$125.3

        Net rental expense was $30.5 million in 2007, $28.5 million in 2006 and $28.3 million in 2005.

Environmental Matters

        The Company is subject to loss contingencies resulting from environmental laws and regulations, and it accrues for anticipated costs associated with investigatory and remediation efforts when an assessment has indicated that a loss is probable and can be reasonably estimated. These accruals do not take into account

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 16    Commitments and Contingencies (Continued)

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

        During the remaining three quarters of 2007, the Company declared and paid quarterly cash dividends on post-split shares of the Company's common stock of $0.10 per common share to stockholders of record at the close of business on June 1, 2007, September 7, 2007 and December 7, 2007.

        The Company used cash of $64.6 million to pay the 2007 quarterly cash dividends. During 2006, the Company used cash of $48.6 million to pay quarterly cash dividends of $0.15 per common share. These payments were reflected as reductions to retained earnings on the Company's consolidated balance sheets.

        On February 19, 2008, the Company's Board of Directors increased the Company's quarterly cash dividend by 20.0% to $0.12 per common share, declaring a quarterly cash dividend payable on March 21, 2008 to stockholders of record at the close of business on March 7, 2008. The estimated amount of the dividend payment is approximately $19.4 million based on 161.6 million shares of the Company's common stock issued and outstanding as of January 31, 2008.

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

        All share and per share amounts have been restated to reflect the two-for-one stock split, except for shareholders' equity. See Note 18, "Net Earnings Per Common Share," for the impact on the Company's earnings per share amounts as a result of the stock split. This stock split resulted in the issuance of 80.8 million additional shares of common stock and was accounted for by the transfer of $8.1 million from additional paid-in capital to common stock, which is the amount equal to the par value of the additional shares issued to effect the stock split. In addition, nine million additional shares of common stock were reserved for the asbestos settlement and were accounted for by the transfer of $0.9 million from additional paid-in capital to common stock reserved for issuance related to the asbestos settlement.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 17    Shareholders' Equity (Continued)

Common Stock

        The following is a summary of changes during 2007, 2006 and 2005 in shares of common stock:

	2007	2006(1)	2005(1)
Changes in common stock:
Number of shares, beginning of year	86,488,913	86,142,741	85,836,102
Additional shares issued due to the two-for-one common stock split	80,756,253	—	—
Shares issued for contingent stock	474,100	271,350	241,200
Non-cash compensation	6,762	4,983	1,743
Exercise of stock options	15,693	69,839	63,696

Number of shares issued, end of year	167,741,721	86,488,913	86,142,741

Changes in common stock in treasury:
Number of shares held, beginning of year	5,823,885	4,691,086	2,211,886
Purchase of shares during the period	216,000	1,049,200	2,430,200
Contingent stock repurchased, withheld or forfeited	74,806	83,599	49,000

Number of shares held, end of year	6,114,691	5,823,885	4,691,086

    (1)
    The 2006 and 2005 information has not been adjusted for the two-for-one stock split in March 2007.

Stock-Based Compensation

        In December 2004, the FASB, issued SFAS No. 123 (revised), "Share-Based Payment" which replaced SFAS No. 123, "Accounting for Stock-Based Compensation," and superseded Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (revised) covers a wide range of share-based compensation arrangements and requires that the compensation cost related to these types of payment transactions be recognized in financial statements. Cost is measured based on the fair value of the equity or liability instruments issued. The Company adopted SFAS No. 123 (revised) in the first quarter of 2006 as required using the modified prospective application. Under the modified prospective application, SFAS No. 123 (revised) applies to all awards granted, modified, repurchased or cancelled by the Company since January 1, 2006 and to unvested awards at the date of adoption. The Company was also required to eliminate any unearned or deferred compensation related to earlier awards against the appropriate equity account. At December 31, 2005, the Company had $17.8 million of deferred compensation recorded in the shareholders' equity section of the consolidated balance sheet. This amount was eliminated against additional paid-in capital on January 1, 2006. The adoption of SFAS No. 123 (revised) did not have a material impact on the Company's consolidated financial position or results of operations as the amounts previously recognized by the Company for stock awards under the 1998 and 2005 Contingent Stock Plans are essentially the same as under SFAS No. 123.

  Contingent Stock Plans

        At the Company's annual meeting of stockholders held on May 20, 2005, the stockholders approved the 2005 Contingent Stock Plan of Sealed Air Corporation. The 2005 Contingent Stock Plan replaced the contingent stock plan that was approved by the Company's stockholders in 1998. The 2005 Contingent Stock Plan is the Company's sole long-term equity compensation program for officers and employees, except that prior grants under the 1998 Contingent Stock Plan remained subject to that plan's provisions. The 2005

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 17    Shareholders' Equity (Continued)

Contingent Stock Plan provides for awards of equity-based compensation, including restricted stock, restricted stock units, performance share units and cash awards measured by share price, to executive officers and other key employees of the Company and its subsidiaries, as well as U.S.-based key consultants to the Company. During 2007, under the 2005 Contingent Stock Plan, the Company had granted restricted stock, restricted stock units and cash awards. An employee or consultant selected by the Organization and Compensation Committee of the Company's Board of Directors to receive an award may accept the award during the 60-day period beginning when written notice of the award has been sent to the participant, provided the participant's relationship to the Company has not changed.

        The Company's 1998 Contingent Stock Plan provided for the grant to employees of awards to purchase common stock during the succeeding 60-day period. The Organization and Compensation Committee of the Company's Board of Directors had set the price to purchase the common stock pursuant to the grants under the 1998 Contingent Stock Plan at $1.00 (pre-split) per share, subject to appropriate adjustments in the event of any stock dividend, split-up, recapitalization, merger, or other events affecting the Company's common stock. There is no similar purchase price under the 2005 Contingent Stock Plan.

        Awards made under the 2005 Contingent Stock Plan and shares issued under the 1998 Contingent Stock Plan are restricted as to disposition by the holders for a period of at least three years after award. In the event of termination of employment of a participant prior to lapse of the restriction, the awards under the 2005 Contingent Stock Plan are forfeited on the date of termination unless (i) the termination results from the participant's death or permanent and total disability, or (ii) the Organization and Compensation Committee affirmatively determines not to seek forfeiture of the award in whole or in part. Likewise, shares of restricted stock awarded under the 1998 Contingent Stock Plan were subject to a repurchase option by the Company at the price at which the shares were issued, as adjusted for the March 2007 stock split. The forfeiture provision of the 2005 Contingent Stock Plan and the repurchase provision of the 1998 Contingent Stock Plan expire upon vesting of the awards, except that these provisions lapse sooner if specified events occur that affect the existence or control of the Company.

        For both restricted stock awards and units, the Company records compensation expense and credits additional paid-in capital within shareholders' equity based on the fair value of the Company's common stock at the award grant date. For cash awards, the Company records a liability, which is reflected in other liabilities in the consolidated balance sheet, and records compensation expense based on the fair value of the award at the end of each reporting period. The amount of the liability is re-measured at each reporting period based on the then current stock price and the effects of the stock price changes are recognized as compensation expense. At December 31, 2007, the liability related to cash awards was immaterial to the Company's consolidated balance sheet. The Company granted cash awards measured by 11,650 shares of common stock in 2007. The Company has not settled any cash awards during 2007.

        Compensation expense related to restricted stock, restricted stock units and cash awards is recognized, net of estimated forfeitures in 2007 and 2006 under SFAS No. 123 (revised) and net of actual forfeitures in 2005 under SFAS No. 123, over a three-year period on a straight-line basis. These charges are included in marketing, administrative and development expenses and amounted to $16.5 million in 2007, $14.0 million in 2006 and $11.9 million in 2005.

        At December 31, 2007, the weighted-average remaining contractual life of outstanding restricted stock was approximately 1.6 years, restricted stock units was approximately 1.7 years and cash awards was approximately 2.1 years, and had terms expiring primarily up to 2010. At December 31, 2007, the total compensation cost related to nonvested restricted stock, restricted stock units and cash awards not yet recognized was $28.0 million. At December 31, 2007, there were 1,560,000 shares of nonvested restricted stock, 293,800 shares of nonvested restricted stock units and nonvested cash awards measured by 17,650 shares outstanding. At December 31, 2006, there were 722,975 pre-split shares of nonvested restricted stock, 93,900 pre-split shares of non vested restricted stock units and nonvested cash awards measured by

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 17    Shareholders' Equity (Continued)

3,000 pre-split shares outstanding. The 2005 Contingent Stock Plan and the 1998 Contingent Stock Plan permit tax withholding attributable to awards and other charges that may be required by law to be paid by withholding a portion of the shares attributable to such awards.

        A summary of the changes in shares available for the 2005 and 1998 Contingent Stock Plans follows:

	2007	2006(1)	2005(1)
Number of shares available, beginning of year	2,009,150	2,332,350	663,320
Additional restricted stock shares and units available due to the two-for one stock split	1,909,950	—	—
Restricted stock shares issued for new awards under the 1998 Contingent Stock Plan	—	—	(113,100)
Restricted stock shares repurchased under the 1998 Contingent Stock Plan in 2005	—	—	10,300
Shares no longer available under the 1998 Contingent Stock Plan	—	—	(560,520)
Shares made available under the 2005 Contingent Stock Plan	—	—	2,500,000
Restricted stock shares issued for new awards under the 2005 Contingent Stock Plan	(474,100)	(271,350)	(128,100)
Restricted stock units awarded under the 2005 Contingent Stock Plan	(95,900)	(56,600)	(39,550)
Restricted stock shares forfeited under the 2005 Contingent Stock Plan	11,600	2,500	—
Restricted stock units forfeited under the 2005 Contingent Stock Plan	4,300	2,250	—

Number of shares available, end of year	3,365,000	2,009,150	2,332,350

Weighted average per share market value of stock on grant date	$30.54	$56.46	$51.07

    (1)
    The 2006 and 2005 information has not been adjusted for the two-for-one stock split in March 2007.

  Directors Stock Plan

        Non-cash compensation included in the Consolidated Statements of Shareholders' Equity comprises shares issued to non-employee directors in the form of awards under the Company's 2002 Stock Plan for Non-Employee Directors, which stockholders of the Company approved at the 2002 annual meeting. The 2002 Directors Stock Plan provides for annual grants of shares to non-employee directors, and interim grants of shares to eligible directors elected at times other than at an annual meeting, at a price per share equal to the par value of the shares, as all or part of the annual or interim retainer fees for non-employee directors. During 2002, the Company adopted a plan that permits non-employee directors to elect to defer all or part of their annual retainer until the non-employee director retires from the Board. The non-employee director can elect to defer the portion of the annual retainer payable in shares of stock. If a non-employee director makes this election, the non-employee director may also elect to defer the portion, if any, of the annual retainer payable in cash. Cash dividends on deferred shares are credited to the non-employee director's deferred cash account on the applicable dividend payment date. The Company charges the excess of fair value over the price at which shares are issued under this plan to operations. This charge is included in marketing, administrative and development expenses and was $0.4 million in 2007, 2006 and 2005.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 17    Shareholders' Equity (Continued)

        A summary of the changes in shares available for the 2002 Directors Stock Plan follows:

	2007	2006(1)	2005(1)
Number of shares available, beginning of year	63,724	71,553	78,521
Additional shares available due to the two-for-one stock split	63,724	—	—
Shares granted and issued	(6,762)	(4,983)	(1,743)
Shares granted and deferred	(4,508)	(2,846)	(5,225)

Number of shares available, end of year	116,178	63,724	71,553

Weighted average per share market value of stock on grant date	$33.28	$52.72	$51.70

    (1)
    The 2006 and 2005 information has not been adjusted for the two-for-one stock split in March 2007.

  Other Common Stock Issuances

        In the fourth quarter of 2007, the Company issued 25,000 shares of its common stock under its 2005 Contingent Stock Plan to a U.S.-based non-employee as compensation under a consulting agreement for research and development projects. These shares vest as follows: 15,000 shares in 2010, 5,000 shares in 2011 and 5,000 shares in 2012.

        In 2004, the Company issued 50,000 pre-split shares of its common stock to a non-employee under an intellectual property purchase agreement as prepaid royalties under that agreement. These shares vest ratably over a five-year period. These shares were increased to 100,000 shares as a result of the two-for-one common stock split in March 2007.

        The Company amortizes the cost associated with these issuances on a straight-line basis based on each of the issuances' vesting schedule. Amortization expense related to these issuances was $0.4 million in 2007 and $0.5 million for both 2006 and 2005.

  Stock Options

        Stock option plans in which specified employees of the Cryovac packaging business participated were terminated effective March 31, 1998 in connection with the Cryovac transaction, except with respect to options that remained outstanding as of that date. All of these options had been granted at an exercise price equal to their fair market value on the date of grant. All options outstanding upon the termination of the stock option plans in 1998 had fully vested prior to December 31, 2000. Since such options were fully vested, SFAS No. 123 (revised) is not applicable. Since 1997, the Company has not issued any stock option awards and has no plans to do so in the future. At December 31, 2007 there were no outstanding options.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 17    Shareholders' Equity (Continued)

        A summary of stock option activity for the three years ended December 31, 2007 is as follows:

Number of shares
Outstanding at January 1, 2005	154,522
Exercised	(63,696)
Expired	(1,065)

Outstanding at December 31, 2005	89,761
Exercised	(69,839)
Expired	(2,689)

Outstanding at December 31, 2006	17,233
Exercised	(15,693)
Expired	(1,540)

Outstanding at December 31, 2007	—

        The pre-split aggregate exercise price for stock options exercised was $0.7 million in 2007, $2.9 million in 2006 and $2.5 million in 2005. The pre-split average per share exercise prices of options outstanding was $42.19 at December 31, 2006, and $41.61 at December 31, 2005.

Note 18    Net Earnings Per Common Share

        The following table sets forth the reconciliation of the basic and diluted net earnings per common share computations for the three years ended December 31, 2007 (in millions, except per share amounts.)

	2007	2006(1),(2)	2005(1),(2)
Basic EPS:
Numerator
Net earnings ascribed to common shareholders—basic	$353.0	$274.1	$255.8

Denominator
Weighted average number of common shares outstanding—basic	160.0	160.8	163.9

Basic net earnings per common share	$2.21	$1.70	$1.56

Diluted EPS:
Numerator
Net earnings ascribed to common shareholders—basic	$353.0	$274.1	$255.8
Add: Interest on 3% convertible senior notes, net of income taxes	7.9	7.8	7.8

Net earnings ascribed to common shareholders—diluted	$360.9	$281.9	$263.6

Denominator
Weighted average number of common shares outstanding—basic	160.0	160.8	163.9
Effect of conversion of 3% convertible senior notes	12.5	12.4	12.3
Effect of assumed issuance of asbestos settlement shares	18.0	18.0	18.0
Effect of non-vested restricted stock and non-vested restricted stock units	0.8	0.8	0.9

Weighted average number of common shares outstanding—diluted	191.3	192.0	195.1

Diluted net earnings per common share	$1.89	$1.47	$1.35

(1)
Net earnings per common share for the years ended December 31, 2006 and 2005 have been revised. This revision was immaterial to the Company's consolidated results of operations and financial position.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 18    Net Earnings Per Common Share (Continued)

  See below for further discussion. The amounts previously reported, as revised to reflect the two-for-one stock split in 2007, were as follows:

	2006	2005
Basic earnings per common share	$1.69	$1.54

Diluted earnings per common share	$1.46	$1.34

(2)
All share and per share amounts have been restated to reflect the two-for-one stock split as discussed in Note 17, "Shareholders' Equity."

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

        The earnings per common share calculations for 2006 and 2005 have been revised in accordance with SFAS No. 128, "Earnings Per Common Share," to include non-vested restricted stock and non-vested restricted stock units only in the weighted average number of common shares outstanding of its diluted earnings per common share calculation, using the treasury stock method, if the effect is dilutive.

        The number of weighted average common shares outstanding in the revised 2006 and 2005 diluted earnings per common share calculations decreased from the amount that was previously reported primarily due to the impact of the non-vested restricted stock now being accounted for under the treasury stock method. Previously, such shares were included in the basic and diluted weighted average number of common shares outstanding similar to the if-converted method. The impact of adding the non-vested restricted stock units under the treasury stock method was dilutive in all revised periods and was also immaterial.

  Diluted Weighted Average Number of Common Shares Outstanding

        In calculating diluted earnings per common share, the diluted weighted average number of common shares provides for: (1) the effect of conversion of the Company's 3% convertible senior notes due June 2033 due to the application of Emerging Issues Task Force, or EITF, Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," (2) the effect of the assumed issuance of 18 million shares of common stock reserved for the Company's previously announced asbestos settlement referred to in Note 16, "Commitments and Contingencies," under the caption "Asbestos Settlement and Related Costs," (3) the effect of the exercise of dilutive stock options, net of assumed treasury stock repurchases, and (4) the effect of non-vested restricted stock and non-vested restricted stock units using the treasury stock method, if their inclusion is dilutive.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 19    Other Income, net

        The following table provides details of the Company's other income, net:

	2007	2006	2005
Interest and dividend income	$19.9	$16.8	$11.1
Net foreign exchange transaction losses	(6.4)	(4.1)	(4.7)
Asbestos settlement and related costs	(0.7)	(1.6)	(2.2)
Advisory expenses incurred prior to ceasing work on an acquisition	(7.5)	—	—
Loss on sale of small product line	(6.8)	—	—
Gain on termination of forward starting interest rate swaps	3.7	—	—
Other, net	9.8	10.9	11.7

Other income, net	$12.0	$22.0	$15.9

Note 20    Acquisitions and Divestiture

  Acquisitions

        During 2007, the Company completed three acquisitions for an aggregate purchase price of $63.5 million in cash, net of cash and cash equivalents acquired:

          Pack-Tiger, January 2007—The Company acquired Pack-Tiger, a European provider of paper cushioning systems and materials. This acquisition broadens the Company's protective packaging product offering with a paper cushioning line to meet the needs of customers who prefer a paper packaging alternative.

          Alga Plastics, August 2007—The Company acquired Alga Plastics, which designs and manufactures rigid packaging for medical, consumer, and industrial applications. This acquisition enables the Company to build on its presence in the highly technical field of medical device packaging and accelerate geographic expansion of its rigid tray, sealing machine and design service business in the U.S.

        In November 2007, the Company also acquired certain assets relating to polyethylene foam product lines located primarily in North America and Europe.

        The Pack-Tiger and Alga Plastics acquisitions were accounted for under the purchase method of accounting and resulted in an allocation of goodwill of $14.6 million. The allocation of the purchase price to the assets acquired and liabilities assumed was performed using estimated fair values. The allocation of the purchase price for the Alga Plastics acquisition is subject to revisions based on the results of the final determination of estimated fair values, which are not expected to be material to the consolidated financial statements. See "Allocation of Goodwill to Reportable Segments," of Note 3, "Business Segment Information," for discussion of goodwill by business segment.

        During 2006, the Company completed two acquisitions for an aggregate purchase price of $51.7 million in cash, net of cash and cash equivalents acquired:

        Nelipak, January 2006—The Company acquired Nelipak, a Netherlands—based company that designs and manufactures rigid packaging for medical, consumer and industrial applications.

        Entapack, July 2006—The Company acquired Entapack, an Australian—based manufacturer of bags for food processors for the transportation of bulk liquid products.

        These acquisitions were accounted for under the purchase method of accounting and resulted in a final allocation of goodwill of $26.6 million. The allocation of the purchase price to the assets acquired and liabilities assumed was performed using fair values. The Company assumed debt of $9.6 million in connection with the Nelipak acquisition.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 20    Acquisitions and Divestiture (Continued)

        The consolidated financial statements include the operating results of each business from the date of acquisition. The Company has not disclosed pro forma historical results including the effects of these acquisitions as these acquisitions were not considered significant to the Company's consolidated financial position or results of operations on either an individual or aggregate basis.

  Investments in Joint Ventures—2007 and 2006

        During 2007 and 2006, the Company invested in the following joint ventures for an aggregate investment of $16.5 million in cash.

          NanoPore, February 2007—The Company acquired a majority interest in NanoPore. NanoPore is a U.S.-based company that develops super-insulation products utilizing vacuum insulated panel technology. This acquisition will broaden the Company's existing specialty materials capabilities allowing the Company to pursue new market opportunities with customized insulation solutions that provide energy efficiency for both packaging and non-packaging applications.

          Teknik Plastik, September 2007—The Company established a joint venture with Teknik Packaging Group through the acquisition of 50% of a Turkish company, Teknik Plastik Ambalaj Sanayi ve Ticaret A.S, a Teknik subsidiary. The Teknik Plastik joint venture produces printed and unprinted cups and lids for dairy products, chocolate spread and catering products. This joint venture demonstrates the Company's commitment to expand in developing countries around the world and to meet the growing demand for innovative packaging solutions.

          Biosphere, December 2006—The Company acquired a majority interest in Biosphere, a California-based manufacturer of sustainable rigid packaging materials made from renewable resources. The Company intends to use its technical resources to continue to develop Biosphere's renewable technology and product offering.

        The Company consolidates the operating results of NanoPore and Biosphere and has included the operating results from the date of acquisition in the Company's consolidated financial statements. The Company accounts for Teknik Plastik under the equity method of accounting with the Company's proportionate share of net income included in other income, net, in the consolidated statements of operations from the date of acquisition.

  Divestiture of Joint Venture

        On February 9, 2007, the Company sold its 50% investment in PolyMask Corporation to its joint venture partner, 3M Company (the "PolyMask transaction"). The joint venture was formed in 1991 between the Company and 3M to produce and sell non-packaging surface protection films. Prior to the sale, the Company accounted for this joint venture under the equity method of accounting. The Company received an aggregate cash amount of $36.0 million for the transaction and other related assets and recorded a pre-tax gain of $35.3 million ($22.4 million after-tax) in the first quarter of 2007. This gain was reflected as a gain on sale of equity method investment on the Company's consolidated statement of operations. The Company's proportionate share of PolyMask Corporation's net income was $0.4 million in 2007, $3.9 million in 2006 and $2.6 million in 2005 and was included in other income, net, on the consolidated statements of operations. The Company's investment in this joint venture was not material to the Company's consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 21    Recent Accounting Pronouncements

Staff Accounting Bulletin No. 108

        In September 2006, the SEC released SAB 108, which provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. There are two widely recognized methods for quantifying the effects of financial statement misstatements: the "rollover" or income statement method and the "iron curtain" or balance sheet method. Historically, the Company used the "rollover" method. Under this method, the Company quantified its financial statement misstatements based on the amount of errors originating in the current-year income statement and as a result did not consider the effects of correcting the portion of the current-year balance sheet misstatement that originated in prior years. SAB 108 now requires that the Company must consider both the rollover and iron curtain methods ("dual method") when quantifying misstatements in the financial statements. The iron curtain method quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's origination. Upon application, SAB 108 permits the Company to adjust for the cumulative effect of errors that were previously considered immaterial under the rollover method that are now considered material under the dual method. The SAB 108 adjustment affects the carrying amount of assets and liabilities as of January 1, 2006, with an offsetting adjustment to the opening balance of retained earnings on January 1, 2006.

        In accordance with SAB 108, the Company has adjusted its opening retained earnings balance for 2006 for the items described below. These errors had previously been considered immaterial to the Company's consolidated financial position and results of operations using the rollover method.

  Capitalization of Overhead in Inventories

        The Company adjusted its beginning retained earnings balance for 2006 to reflect the capitalization of certain manufacturing-related overhead costs in inventories. These costs were previously expensed as incurred for a number of years, and this error existed prior to the Cryovac transaction in 1998. As a result of this adjustment, the Company recorded an increase of $40.6 million to inventory and a corresponding increase to retained earnings, before income taxes. The Cryovac transaction is discussed in Note 16, "Commitments and Contingencies."

  General Inventory Reserve

        In 1998, the Company recorded a $6.0 million inventory reserve with a corresponding charge to cost of sales to properly state inventory at net realizable value and to recognize exposures regarding the valuation of inventories that the Company believed existed at the time. This reserve represented a write-down of inventories and created a new cost basis for the related inventories. The Company did not write-off the reserve when the related inventories were disposed of, which primarily occurred in 1999 and 2000. The Company maintained this reserve on its consolidated balance sheet through December 31, 2005. This amount was reversed under the provisions of SAB 108, which resulted in an increase to inventories of $6.0 million and a corresponding increase, before income taxes, to retained earnings as of January 1, 2006.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 21    Recent Accounting Pronouncements (Continued)

  Equipment Depreciation

        The Company adjusted its beginning retained earnings balance for 2006 for a historical misstatement related to the use of incorrect useful lives for the depreciation of certain equipment. This adjustment accumulated over several years and resulted in an increase to accumulated depreciation of $4.4 million and a corresponding reduction, before income taxes, to retained earnings.

  Tax Valuation Allowance

        The Company adjusted its beginning retained earnings balance for 2006 for a historical misstatement related to income tax valuation allowances that exceeded the net deferred tax assets in certain jurisdictions, which accumulated over a period of several years. These excess valuation allowances were reversed under SAB No. 108, which resulted in an increase to deferred tax assets of $3.0 million and a corresponding increase to retained earnings.

  Impact of Adjustments

        The impact of each of the items noted above on 2006 opening retained earnings is presented below.

	Inventory Adjustments	Equipment Depreciation Adjustment	Tax Valuation Allowance Adjustment	Total Adjustment
Cumulative effect on retained earnings as of January 1, 2006, net of $13.4 tax	$31.5	$(2.7)	$3.0	$31.8

        The aggregate impact of these adjustments is summarized below.

SAB 108 Adjustment
Inventories	$46.6
Equipment accumulated depreciation	4.4
Current deferred income tax asset	(1.3)
Non-current deferred income tax asset	3.7
Current deferred income tax liability	12.8

SFAS 157

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FASB Staff Position 157-b, which would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually.) The proposed FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company is currently evaluating the impact, if any, of the adoption of SFAS No. 157 on its consolidated financial statements.

SFAS 159

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 provides companies with an option to report selected financial assets

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 21    Recent Accounting Pronouncements (Continued)

and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the adoption of SFAS No. 159 on its consolidated financial statements.

SFAS 141R

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS No. 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS No. 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

SFAS 160

        Also in December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51." SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, of the adoption of SFAS No. 160 on its consolidated financial statements.

Note 22    Summarized Quarterly Financial Information (Unaudited, in millions, except share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007(1)
Net sales	$1,094.7	$1,145.4	$1,160.9	$1,250.2
Gross profit	314.2	323.3	320.1	343.5
Net earnings	127.0	73.9	72.4	79.7
Basic earnings per common share(1)	0.79	0.46	0.45	0.50
Diluted earnings per common share(1)	0.67	0.40	0.39	0.43
2006(1)
Net sales	$1,019.1	$1,081.9	$1,081.4	$1,145.5
Gross profit	283.6	307.3	309.8	339.3
Net earnings	55.8	57.8	77.2	83.3
Basic earnings per common share(1)	0.34	0.36	0.48	0.52
Diluted earnings per common share(1)	0.30	0.31	0.41	0.45

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

  Management's Annual Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. The management of the Company evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness, as of the end of its 2007 fiscal year, of the Company's internal control over financial reporting. The suitable recognized control framework on which management's evaluation of the Company's internal control over financial reporting is based is the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based upon that evaluation under the COSO framework, the Company's management concluded that its internal control over financial reporting as of the end of its 2007 fiscal year was effective. The Company's internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2007.

  Changes in Internal Control over Financial Reporting

        There has not been any change in the Company's internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Part of the information required in response to this Item is set forth in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant," and the balance except as set forth below will be included in the Company's Proxy Statement for its 2008 Annual Meeting of Stockholders under the captions "Election of Directors—Information Concerning Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance." All such information is incorporated herein by reference.

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

        During 2007, William V. Hickey, the Company's Chief Executive Officer, certified to the New York Stock Exchange that he was not aware of any violation by the Company of the New York Stock Exchange corporate governance listing standards. The Company has filed certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K.

Item 11.    Executive Compensation

        The information required in response to this item will be set forth in the Company's Proxy Statement for its 2008 Annual Meeting of Stockholders under the captions "Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation." Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required in response to this Item will be set forth in the Company's Proxy Statement for its 2008 Annual Meeting of Stockholders under the captions "Voting Securities" and "Equity Compensation Plan Information." Such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        The information required in response to this item will be set forth in the Company's Proxy Statement for its 2008 Annual Meeting of Stockholders under the captions "Independence of Directors" and "Certain Relationships and Related Person Transactions." Such information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required in response to this item will be included in the Company's Proxy Statement for its 2008 Annual Meeting of Stockholders under the captions "Principal Independent Auditor Fees" and "Audit Committee Pre-Approval Policies and Procedures." Such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)   Documents filed as a part of this Annual Report on Form 10-K:

  (i)    Financial Statements

        See Index to Consolidated Financial Statements and Schedule on page 50 of this Annual Report on Form 10-K.

  (ii)   Financial Statement Schedule

        See Schedule II—Valuation and Qualifying Accounts and Reserves—Years Ended December 31, 2007, 2006 and 2005 on page 119 of this Annual Report on Form 10-K.

  (iii)  Exhibits

Exhibit Number	Description
2.1	Distribution Agreement dated as of March 30, 1998 among the Company, W. R. Grace & Co.—Conn., and W. R. Grace & Co. (Exhibit 2.2 to the Company's Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139, is incorporated herein by reference.)
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
10.3
Restricted Stock Plan for Non-Employee Directors of the Company. (Annex E to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, File No. 1-12139, is incorporated herein by reference.)*
10.4	Form of Restricted Stock Purchase Agreement. (Exhibit 4.4 to the Company's Registration Statement on Form S-8, Registration No. 333-59195, is incorporated herein by reference.)*
10.5
1998 Contingent Stock Plan of the Company, as amended. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-12139, is incorporated herein by reference.)*

10.6
Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors. (Annex A to the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders, File No. 1-12139, is incorporated herein by reference.)*
10.7
Form of Stock Purchase Agreement for use in connection with the Company's 2002 Stock Plan for Non-Employee Directors. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-12139, is incorporated herein by reference.)*
10.8
Sealed Air Corporation Deferred Compensation Plan for Directors. (Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-12139, is incorporated herein by reference.)*
10.9
Agreement in Principle, dated November 27, 2002, by and among the Official Committee of Asbestos Personal Injury Claimants, the Official Committee of Asbestos Property Damage Claimants, the Company, and the Company's subsidiary, Cryovac, Inc. (Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12139, is incorporated herein by reference.)
10.10
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
10.11
Amendment dated April 15, 2004, to the Restricted Stock Plan for Non-Employee Directors of the Company. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-12139, is incorporated herein by reference.)*
10.12
Amendment to the 1998 Contingent Stock Plan of the Company, adopted August 4, 2004. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-12139, is incorporated herein by reference.)*
10.13
Form of Contingent Stock Purchase Agreement—Officer. (Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-12139, is incorporated herein by reference.)*
10.14
Form of Contingent Stock Purchase Agreement—Section 162(m) Officer. (Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-12139, is incorporated herein by reference.)*
10.15
Letter Agreement dated January 5, 2004 regarding compensation of J. Stuart K. Prosser, Senior Vice President of the Company. (Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-12139, is incorporated herein by reference.)*
10.16
Letter Agreement dated January 13, 2004 regarding U.K. pension plan benefits to J. Stuart K. Prosser. (Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-12139, is incorporated herein by reference.)*
10.17
Revolving Credit Facility (5-year), dated as of July 26, 2005, among the Company, certain of the Company's subsidiaries, banks and financial institutions party thereto, and Citicorp USA, Inc., as agent for the lenders. (Exhibit 10 to the Company's Current Report on Form 8-K, Date of Report July 28, 2005, File No. 1-12139, is incorporated herein by reference.)
10.18	2005 Contingent Stock Plan of the Company. (Annex D to the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders, File No. 1-12139, is incorporated herein by reference.)*
10.19
Performance-Based Compensation Program of the Company, as amended. (Annex E to the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders, File No. 1-12139, is incorporated herein by reference.)*

10.20
Form of Restricted Stock Agreement under 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 4.4 to the Company's Registration Statement on Form S-8, Registration No. 333-126890, is incorporated herein by reference.) *
10.21
Form of Restricted Stock Unit Agreement under 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 4.5 to the Company's Registration Statement on Form S-8, Registration No. 333-126890, is incorporated herein by reference.)*
10.22
Form of Non-Compete and Confidentiality Agreement for exempt U.S. employees, substantially as executed by David B. Crosier, Senior Vice President, and David H. Kelsey, Senior Vice President and Chief Financial Officer, of the Company. (Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-12139, is incorporated herein by reference.)*
10.23
Written Description of Compensatory Arrangement between the Company and J. Stuart K. Prosser, Senior Vice President, as approved April 4, 2006. (Exhibit 10 to the Company's Current Report on Form 8-K, Date of Report April 4, 2006, File No. 1-12139, is incorporated herein by reference.)*
10.24
Effectiveness Notice, dated July 26, 2006, advising lenders of approval of extension of termination date of the Company's Revolving Credit Facility, dated as of July 26, 2005. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-12139, is incorporated herein by reference.)
10.25
Contract for Services, dated as of December 28, 2006, between Sealed Air Limited, a U.K. subsidiary of the Company, and J. Stuart K. Prosser, a former Senior Vice President of the Company, pursuant to which Mr. Prosser shall provide consulting services to Sealed Air Limited or its affiliates. (Exhibit 10 to the Company's Current Report on Form 8-K, Date of Report December 28, 2006, File No. 1-12139, is incorporated herein by reference.)*
10.26	Fees to be paid to the Company's Non-Management Directors-2008.*
10.27
Amendment to the Revolving Credit Facility, dated as of June 13, 2007, among the Company, the Lenders, and Citicorp USA, Inc., as agent for the Lenders. (Exhibit 10.2 to the Company's Current Report on Form 8-K, Date of Report June 13, 2007, File No. 1-12139, is incorporated herein by reference.)
10.28
Sealed Air Corporation Annual Incentive Plan, adopted February 19, 2008, subject to stockholder approval in part at the 2008 Annual Meeting. (Exhibit 10.1 to the Company's Current Report on Form 8-K, Date of Report February 19, 2008, File No. 1-12139, is incorporated herein by reference.)*
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
31.1	Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated February 29, 2008.
31.2	Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated February 29, 2008.
32	Certification of William V. Hickey, Chief Executive Officer of the Company, and David H. Kelsey, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated February 29, 2008.

*
Compensatory plan or arrangement of management required to be filed as an exhibit to this report on Form 10-K.

SEALED AIR CORPORATION AND SUBSIDIARIES

SCHEDULE II

Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2007, 2006 and 2005

(In millions of dollars)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions		Application of SAB 108(3)	Foreign Currency Translation and Other	Balance at End of Year
Year ended December 31, 2007:
Allowance for doubtful accounts	$17.5	$2.9	$(5.3	)(1)	$—	$1.1	$16.2

Inventory obsolescence reserve	$28.6	$7.1	$(8.0	)(2)	$—	$1.5	$29.2

Year ended December 31, 2006:
Allowance for doubtful accounts	$16.6	$3.4	$(3.1	)(1)	$—	$0.6	$17.5

Inventory obsolescence reserve	$30.3	$9.1	$(6.5	)(2)	$(6.0)	$1.7	$28.6

Year ended December 31, 2005:
Allowance for doubtful accounts	$18.4	$3.9	$(4.7	)(1)	$—	($1.0)	$16.6

Inventory obsolescence reserve	$30.7	$7.2	$(6.0	)(2)	$—	($1.6)	$30.3

(1)
Primarily accounts receivable balances written off, net of recoveries.

(2)
Primarily items removed from inventory.

(3)
See Note 21, "Recent Accounting Pronouncements," to Consolidated Financial Statements for further details of the Company's application of SAB 108.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALED AIR CORPORATION (Registrant)
Date: February 29, 2008	By:	/s/ WILLIAM V. HICKEY William V. Hickey President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM V. HICKEY William V. Hickey	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008
/s/ DAVID H. KELSEY David H. Kelsey	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2008
/s/ JEFFREY S. WARREN Jeffrey S. Warren	Controller (Principal Accounting Officer)	February 29, 2008
/s/ HANK BROWN Hank Brown	Director	February 29, 2008
/s/ MICHAEL CHU Michael Chu	Director	February 29, 2008
/s/ LAWRENCE R. CODEY Lawrence R. Codey	Director	February 29, 2008
/s/ T. J. DERMOT DUNPHY T. J. Dermot Dunphy	Director	February 29, 2008
/s/ CHARLES F. FARRELL, JR. Charles F. Farrell, Jr.	Director	February 29, 2008
/s/ JACQUELINE B. KOSECOFF Jacqueline B. Kosecoff	Director	February 29, 2008
/s/ KENNETH P. MANNING Kenneth P. Manning	Director	February 29, 2008
/s/ WILLIAM J. MARINO William J. Marino	Director	February 29, 2008