Form 10-Q
period 2008-03-31
SEALED AIR CORP/DE
filed 2008-05-09
CIK 1012100

Use these links to rapidly review the document
SEALED AIR CORPORATION AND SUBSIDIARIES FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008 TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        There were 160,141,847 shares of the registrant's common stock, par value $0.10 per share, issued and outstanding as of April 30, 2008.

SEALED AIR CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Net sales	$1,177.4	$1,094.7
Cost of sales	872.3	780.5

Gross profit	305.1	314.2
Marketing, administrative and development expenses	186.4	177.9
Restructuring and other charges	2.0	0.4

Operating profit	116.7	135.9
Interest expense	(35.4)	(35.6)
Gain on sale of equity method investment	—	35.3
Other income, net	0.2	4.5

Earnings before income tax provision	81.5	140.1
Income tax provision	20.7	13.1

Net earnings	$60.8	$127.0

Net earnings per common share:
Basic	$0.38	$0.79

Diluted	$0.33	$0.67

Weighted average number of common shares outstanding:
Basic	159.7	159.9

Diluted	191.3	191.2

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$430.9	$430.3
Receivables, net of allowance for doubtful accounts of $16.7 in 2008 and $16.2 in 2007	796.2	789.8
Inventories	642.4	581.7
Other current assets	145.5	134.3

Total current assets	2,015.0	1,936.1
Property and equipment, net	1,115.3	1,080.1
Goodwill	1,975.6	1,969.7
Non-current investments—available-for-sale securities	38.7	40.8
Other assets, net	414.0	411.6

Total assets	$5,558.6	$5,438.3

Liabilities and shareholders' equity
Current liabilities:
Short-term borrowings	$45.0	$36.5
Current portion of long-term debt	305.8	303.7
Accounts payable	313.7	316.3
Asbestos settlement liability and related accrued interest	680.1	670.9
Other current liabilities	385.0	414.2

Total current liabilities	1,729.6	1,741.6
Long-term debt, less current portion	1,530.7	1,531.6
Other liabilities	164.8	145.5

Total liabilities	3,425.1	3,418.7
Commitments and contingencies
Shareholders' equity
Preferred stock, $0.10 par value per share. Authorized 50,000,000 shares; no shares issued in 2008 and 2007	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 167,877,071 in 2008 and 167,741,721 in 2007; shares outstanding; 160,573,507 in 2008 and 161,627,030 in 2007	16.8	16.8
Common stock reserved for issuance related to asbestos settlement, $0.10 par value per share, 18,000,000 shares in 2008 and 2007	1.8	1.8
Additional paid-in capital	1,090.5	1,086.1
Retained earnings	1,302.3	1,260.8

	2,411.4	2,365.5

Unamortized pension items, net of taxes	(56.8)	(58.2)
Cumulative translation adjustment, net of taxes	94.0	(4.0)
Unrealized gain on derivative instruments, net of taxes	5.3	5.6
Unrealized loss on available-for-sale securities, net of taxes	(3.7)	(2.4)

Accumulated other comprehensive income (loss)	38.8	(59.0)

Common stock in treasury, 7,303,564 shares in 2008 and 6,114,691 shares in 2007	(316.7)	(286.9)

Total shareholders' equity	2,133.5	2,019.6

Total liabilities and shareholders' equity	$5,558.6	$5,438.3

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$60.8	$127.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	44.7	40.6
Amortization of senior debt related items and other	0.4	0.6
Deferred taxes, net	(11.7)	(1.4)
Gain on sale of equity method investment	—	(35.3)
Net loss on disposals of property and equipment and other	—	0.6
Changes in operating assets and liabilities, net of effects of businesses acquired:
Receivables, net	26.9	25.3
Inventories	(34.6)	(35.1)
Other current assets	0.5	0.8
Other assets, net	7.6	4.4
Accounts payable	(15.0)	5.0
Income taxes payable	16.8	(15.7)
Other current liabilities	(61.9)	(36.3)
Other liabilities	(2.8)	0.5

Net cash provided by operating activities	31.7	81.0

Cash flows from investing activities:
Capital expenditures for property and equipment	(40.5)	(50.9)
Purchases of available-for-sale securities	—	(137.7)
Sales of available-for-sale securities	—	131.8
Proceeds from sales of property and equipment	0.1	0.1
Businesses acquired in purchase transactions, net of cash and cash equivalents acquired	—	(7.7)
Proceeds from sale of equity method investment	—	36.0
Other investing activities	(0.6)	3.9

Net cash used in investing activities	(41.0)	(24.5)

Cash flows from financing activities:
Payments of long-term debt	(0.9)	(1.4)
Dividends paid on common stock	(19.4)	(16.1)
Repurchases of common stock	(27.1)	—
Proceeds from common stock option exercises	—	0.7
Net proceeds from (payments) of short-term borrowings	8.5	(3.5)

Net cash used in financing activities	(38.9)	(20.3)

Effect of exchange rate changes on cash and cash equivalents	48.8	6.6

Cash and cash equivalents:
Net change during the period	0.6	42.8
Balance, beginning of period	430.3	373.1

Balance, end of period	$430.9	$415.9

Supplemental Cash Flow Items:
Interest payments, net of amounts capitalized	$25.1	$25.8

Income tax payments	$14.5	$29.7

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2008	2007
Net earnings	$60.8	$127.0
Other comprehensive income:
Amortization of deferred pension items, net of income tax expense of $0.2 in 2008 and $0.5 in 2007	1.4	1.3
Unrealized losses on derivative instruments, net of income tax benefit of $0.2 in 2008	(0.3)	—
Unrealized losses on available-for-sale securities, net of income tax benefit of $0.8 in 2008	(1.3)	—
Foreign currency translation adjustments	98.0	22.7

Comprehensive income	$158.6	$151.0

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

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

        In the second quarter of 2007, the Company expanded and realigned its segment reporting. The 2007 segment information included in Note 3, "Business Segment Information" has been recast from amounts previously reported to reflect the changes in the Company's segment reporting. There was no change in the Company's March 31, 2007 condensed consolidated financial statements reported in total for the Company.

Basis of Consolidation

        The condensed consolidated financial statements include all the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's condensed consolidated balance sheet as of March 31, 2008 and the condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 have been made. The results set forth in the condensed consolidated statements of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. All amounts are approximate due to rounding. Where appropriate, prior period amounts have been reclassified to conform to the current year's presentation. These reclassifications had no impact on the condensed consolidated financial statements.

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

        The Company is responsible for the unaudited condensed consolidated financial statements and notes included in this document. As these are condensed financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and with the information contained in the Company's other publicly-available filings with the SEC.

(2)   Recent Accounting Pronouncements

Adopted in 2008

SFAS 157

        In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," or SFAS No. 157. On January 1, 2008, the Company adopted SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position 157-2, or FSP 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 for the Company until January 1, 2009 for items within the scope of this FSP. See Note 12, "Fair Value Measurements," for further discussion and disclosures presented in connection with the Company's adoption of SFAS No. 157, which had no impact on the Company's consolidated financial statements.

SFAS 159

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 on January 1, 2008 without electing to report certain financial assets or liabilities at fair value that were not previously reported at fair value. Therefore, there was no impact to the Company's consolidated financial statements.

Pending Adoption

SFAS 141R

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS No. 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R will become effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009. The impact of adopting SFAS No. 141R will be dependent on the future business combinations that the Company may pursue.

SFAS 160

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51." SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact, if any, of the adoption of SFAS No. 160 on its consolidated financial statements.

SFAS 161

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133." SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company's financial statements issued beginning January 1, 2009, with an early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact the adoption of SFAS No. 161 will have on its future disclosures.

(3)   Business Segment Information

        The following tables show net sales, depreciation and amortization, operating profit and assets by business segment and other:

	Three Months Ended March 31,
	2008	2007
Net sales:
Food Packaging	$468.3	$437.3
Food Solutions	235.7	214.6
Protective Packaging	372.9	370.7
Other	100.5	72.1

Total	$1,177.4	$1,094.7

Depreciation and amortization:
Food Packaging	$17.8	$19.4
Food Solutions	8.0	7.3
Protective Packaging	14.6	11.1
Other	4.3	2.8

Total	$44.7	$40.6

Operating profit(1):
Food Packaging	$56.2	$55.8
Food Solutions	16.9	19.4
Protective Packaging	41.4	53.5
Other	4.2	7.6

Total segments and other	118.7	136.3
Restructuring and other charges(2)	2.0	0.4

Total	$116.7	$135.9

	March 31, 2008	December 31, 2007
Assets(3):
Trade receivables, net and finished goods inventory, net
Food Packaging	$503.1	$476.4
Food Solutions	222.6	215.1
Protective Packaging	346.3	337.5
Other	81.3	69.5

Total segments and other	1,153.3	1,098.5
Assets not allocated(3)	4,405.3	4,339.8

Total	$5,558.6	$5,438.3

(1)
Before taking into consideration restructuring and other charges.

(2)
The restructuring and other charges by business segment were as follows:

	Three Months Ended March 31,
	2008	2007
Food Packaging	$1.9	$—
Food Solutions	—	0.1
Protective Packaging	0.1	0.3

Total	$2.0	$0.4

(3)
Only assets which are identifiable by segment and reviewed by the Company's chief operating decision maker by segment are allocated to the reportable segment assets. Allocated assets include trade accounts receivable, net, and finished goods inventory, net. All other assets are included in "Assets not allocated." Assets not allocated include goodwill of $1,975.6 million at March 31, 2008 and $1,969.7 million at December 31, 2007 and total property and equipment, net, of $1,115.3 million at March 31, 2008 and $1,080.1 million at December 31, 2007.

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

        The allocation of goodwill in accordance with the provisions of SFAS No. 142 and the changes in the three months ended March 31, 2008 by the Company's segment reporting structure were as follows:

	Balance at December 31, 2007	Foreign Currency Translation and Other	Balance at March 31, 2008
Food Packaging	$388.0	$1.0	$389.0
Food Solutions	149.7	0.4	150.1
Protective Packaging	1,275.2	3.4	1,278.6
Other	156.8	1.1	157.9

Total	$1,969.7	$5.9	$1,975.6

(4)   Global Manufacturing Strategy, Restructuring and Other Charges

        The Company's global manufacturing strategy, when fully implemented, will expand production in countries where demand for the Company's products and services has been growing significantly. At the same time, the Company intends to optimize certain manufacturing capacity in North America and Europe into centers of excellence. The goals of this multi-year strategy are to expand capacity in growing markets, further improve the Company's operating efficiencies, and implement new technologies more effectively. The Company expects this strategy to produce meaningful savings in future years. By taking advantage of new technologies and streamlining production on a global scale, the Company expects to continue to enhance its profitable growth and its global leadership position.

        In July 2006, the Company announced the first phase of this multi-year global manufacturing strategy. The capital expenditures and associated costs and related restructuring and other charges for this strategy in the three months ended March 31, 2008 and 2007 and the total amounts incurred since inception of this multi-year strategy as of March 31, 2008 are included in the table below. In the fourth quarter of 2007, the Company revised the expected range of associated costs and restructuring and other charges. The Company currently expects capital expenditures to be approximately $70.0 million and associated costs and restructuring and other charges to be approximately $30.0 million in 2008. The actual timing of these expenditures, costs and other charges is subject to change due to a variety of factors.

	Three Months Ended March 31,
			Total Cumulative Incurred as of March 31, 2008
	2008	2007
Capital expenditures	$8.7	$11.2	$81.4
Associated costs(1)	2.4	2.5	17.6
Restructuring and other charges(2)	2.0	—	14.5

(1)
The associated costs principally include facility start-up costs, which are primarily included in cost of sales on the condensed consolidated statements of operations. These charges by business segment and other were as follows:

	Three Months Ended March 31,
	2008	2007
Food Packaging	$0.8	$2.4
Protective Packaging	1.3	—
Other	0.3	0.1

Total	$2.4	$2.5

(2)
The restructuring and other charges were for severance costs and equipment relocation, the majority of which are related to the Food Packaging segment. These charges were included in restructuring and other charges on the condensed consolidated statements of operations. See Note 3, "Business Segment Information," for restructuring and other charges by business segment and other. A reconciliation of the restructuring accrual is included below.

        The components of the restructuring accrual, spending and other activity through March 31, 2008 and the accrual balance remaining at March 31, 2008 were as follows:

Employee Termination Costs
Restructuring accrual at December 31, 2007	$8.2
Cash payments during 2008	(0.9)
Additional accrual	1.6
Effect of change in currency rates	(0.1)

Restructuring accrual at March 31, 2008	$8.8

        The Company expects to pay $6.7 million of the accrual balance remaining at March 31, 2008 within the next twelve months. This amount is included in other current liabilities on the Company's condensed consolidated balance sheet at March 31, 2008. The remaining accrual of $2.1 million is expected to be paid in 2009 and 2010 and is included in other liabilities on the Company's condensed consolidated balance sheet at March 31, 2008.

(5)   Available-for-Sale Investments

        The following tables summarize the Company's available-for-sale investments classified as non-current assets that are carried at fair market value on the condensed consolidated balance sheets at March 31, 2008 and December 31, 2007:

March 31, 2008	Cost	Gross Unrealized Losses	Estimated Fair Market Value
Auction rate securities:
Debt instruments with contractual maturity dates in 2021, 2033, and 2036	$24.7	$(2.4)	$22.3
Preferred stock with no maturity dates	20.0	(3.6)	16.4

Total	$44.7	$(6.0)	$38.7

December 31, 2007	Cost	Gross Unrealized Losses	Estimated Fair Market Value
Auction rate securities:
Debt instruments with contractual maturity dates in 2021, 2033, and 2036	$24.7	$(0.7)	$24.0
Preferred stock with no maturity dates	20.0	(3.2)	16.8

Total	$44.7	$(3.9)	$40.8

        The auction rate securities that the Company has invested in are typically re-auctioned every seven to twenty-eight days. However, as a result of continuing liquidity conditions affecting capital markets, particularly in the U.S., specifically for asset-backed securities, every auction held by the issuers for the Company's auction rate securities in 2008 and over the last several months of 2007 failed. The Company has recorded unrealized losses included in accumulated other comprehensive income of $6.0 million ($3.7 million net of taxes) for the reduction in fair market value of these securities at March 31, 2008. The unrealized losses recorded in the three months ended March 31, 2008 were $2.1 million ($1.3 million net of taxes) and were included in other comprehensive income. The Company believes that the decline in fair market value is indicative of the severe pressure from the sub-prime lending collapse that began during the second half of 2007, rather than specific concerns with respect to the issuers of the auction rate securities in which the Company has invested or the securities themselves. The Company has continued to receive interest payments on a timely basis from the issuers of these securities. In the three months ended March 31, 2008, the Company has received interest payments of $0.6 million. At March 31, 2008, Moody's Investors Service's ratings of these securities ranged from Aa to Aaa and Standard and Poor's ratings ranged from AA to AAA.

        The Company accounts for these investments and reviews them for impairment in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and other related guidance issued by the FASB and SEC. The Company has also evaluated the creditworthiness of the issuers and timeliness and level of interest payments from the issuers in relation to the severity and duration of the impairment. Based on that evaluation, the related guidance, and the Company's ability and intent to hold its investments in auction rate securities for a reasonable period of time sufficient for an anticipated recovery of its cost, the Company does not consider its auction rate securities investments to be other-than-temporarily impaired at March 31, 2008. The Company believes that it has sufficient liquidity to meet its operating cash needs without the sale of these securities.

        The Company's management continues to monitor the auction rate securities market in general and our securities in particular. Due to the likelihood that full recovery may take more than one year from the balance sheet date, the Company has classified these securities as non-current assets.

        See Note 12, "Fair Value Measurements," for a discussion of the inputs and valuation techniques used by the Company to determine the fair value of these auction rate securities at March 31, 2008.

(6)   Accounts Receivable Securitization Program

        The Company's $135.0 million receivables program has an expiration date of December 7, 2012. The receivables program contains financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these covenants at March 31, 2008.

        The Company's receivables funding subsidiary did not sell any receivables interests under the receivables program during the first three months of 2008 and 2007, and neither the bank nor the issuer of commercial paper that are parties to the program held any receivables interests in such receivables as of March 31, 2008 and 2007. Therefore the Company did not remove any related amounts from consolidated assets reflected on its condensed consolidated balance sheet at March 31, 2008 and 2007.

        The costs associated with the receivables program are included in other income, net, on the condensed consolidated statements of operations. These costs primarily relate to program and commitment fees and other associated costs and were $0.1 million for both the three months ended March 31, 2008 and 2007.

        In April 2008, the Company sold $176.9 million of eligible U.S. accounts receivables to Sealed Air Funding Corporation, an indirectly wholly-owned subsidiary of the Company, or SA Funding Corp. SA Funding Corp. in turn sold an undivided ownership interest in $135.0 million of these receivables under the receivables program to an unaffiliated buyer, and this amount was removed from the Company's consolidated balance sheet at the time of sale. The $135.0 million received from the sale of these receivables interests was used to retire a portion of the Company's $300.0 million of outstanding 5.375% senior notes due April 15, 2008 on their maturity date. SA Funding Corp. retains the remaining receivables that it has acquired from the Company. See "Senior Notes," of Note 10, "Debt and Credit Facilities," for further discussion of the Company's debt retirement.

(7)   Inventories

        The following table presents details of the Company's inventories:

	March 31, 2008	December 31, 2007
Inventories (at FIFO, which approximates replacement value):
Raw materials	$115.0	$114.6
Work in process	145.1	132.2
Finished goods	434.2	389.0

Subtotal	694.3	635.8
Reduction of certain inventories to LIFO basis	(51.9)	(54.1)

Total	$642.4	$581.7

        The Company determines the value of non-equipment U.S. inventories by the last-in, first-out or LIFO inventory method. The value of U.S. inventories determined by that method amounted to $143.8 million at March 31, 2008 and $125.3 million at December 31, 2007. If the Company had used the first-in, first-out or FIFO inventory method, which approximates replacement value, for these inventories, the balances would have been $51.9 million higher at March 31, 2008 and $54.1 million higher at December 31, 2007.

(8)   Property and Equipment, net

        The following table details the Company's property and equipment, net, at March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
Land and improvements	$53.9	$54.3
Buildings	579.7	554.7
Machinery and equipment	2,261.2	2,158.1
Other property and equipment	147.6	139.3
Construction-in-progress	187.4	192.2

	3,229.8	3,098.6
Accumulated depreciation and amortization	(2,114.5)	(2,018.5)

Property and equipment, net	$1,115.3	$1,080.1

        Interest cost capitalized was $2.6 million for the three months ended March 31, 2008 and $1.6 million for the three months ended March 31, 2007. Depreciation and amortization expense for property and equipment was $37.9 million for the three months ended March 31, 2008 and $35.7 million for the three months ended March 31, 2007.

(9)   Goodwill and Identifiable Intangible Assets

Goodwill

        The Company's goodwill balance was $1,975.6 million at March 31, 2008 and $1,969.7 million at December 31, 2007. See "Allocation of Goodwill to Reportable Segments," of Note 3, "Business Segment Information," for the discussion of the Company's goodwill and the changes by segment and other.

Identifiable Intangible Assets

        The following tables summarize the Company's identifiable intangible assets with definite and indefinite useful lives.

	March 31, 2008	December 31, 2007
Gross carrying value	$115.4	$113.5
Accumulated amortization	(44.4)	(43.1)

Total	$71.0	$70.4

        These identifiable intangible assets are included in other assets, net on the condensed consolidated balance sheets and include trademarks acquired with the acquisition of certain assets related to the Ethafoam® and related polyethylene foam product lines in 2007 that the Company has determined to have an indefinite useful life.

        Amortization expense of identifiable intangible assets was $2.4 million for the three months ended March 31, 2008 and $1.2 million in 2007. Amortization expense of identifiable intangible assets is included in marketing, administrative and development expenses on the condensed consolidated statements of operations.

        Assuming no change in the gross carrying value of identifiable intangible assets from the value at March 31, 2008, the estimated future amortization expense at March 31, 2008 for the remainder of 2008 and future periods is as follows:

2008	$8.3
2009	9.8
2010	8.5
2011	5.6
2012	5.1
Thereafter	24.8

Total	$62.1

(10) Debt and Credit Facilities

Senior Notes

        On April 15, 2008, the Company retired its 5.375% senior notes on the date of their maturity. These senior notes had a face value of $300.0 million. The face value along with $8.0 million of accrued interest were paid through a combination of $165.0 million of funds drawn under the Company's credit facility, $135.0 million from the sale of receivable interests under the Company's accounts receivable securitization program and available cash.

        During the three months ended March 31, 2008, the Company recorded adjustments to the fair value of its 5.375% senior notes due April 15, 2008 as a result of the Company's interest rate hedging related to these senior notes. See Note 11, "Derivatives and Hedging Activities," for further discussion.

Lines of Credit

        The following table summarizes the Company's available lines of credit and committed and uncommitted lines of credit, including the credit facility and the ANZ facility, which are discussed below.

	March 31, 2008	December 31, 2007
Used lines of credit	$54.9	$46.4
Unused lines of credit	858.7	823.8

Total available lines of credit	$913.6	$870.2

Available lines of credit—committed	$656.4	$646.0
Available lines of credit—uncommitted	257.2	224.2

Total available lines of credit	$913.6	$870.2

        The Company's principal credit lines were all committed and consisted of the credit facility and the ANZ facility. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

Revolving Credit Facilities

        The Credit Facility—As of March 31, 2008, the Company had not borrowed under its $500.0 million unsecured multi-currency revolving credit facility since its inception in July 2005. In April 2008, the Company borrowed funds under this facility to retire a portion of its 5.375% senior notes. See the discussion in "Senior Notes" above.

        ANZ Facility—The Company has an Australian dollar 170.0 million, dual-currency revolving credit facility, known as the ANZ facility, which was equivalent to U.S. $156.4 million at March 31, 2008. The Company did not borrow under the ANZ facility during the first three months of 2008.

Covenants

        Each issue of the Company's outstanding senior notes imposes limitations on the Company's operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. The credit facility contains financial covenants relating to interest coverage, debt leverage and minimum liquidity and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the asbestos settlement agreement discussed in Note 14, "Commitments and Contingencies." The ANZ facility contains financial covenants relating to debt leverage, interest coverage and tangible net worth and restrictions on the creation of liens, the incurrence of additional indebtedness and asset sales, in each case relating to the Australian and New Zealand subsidiaries of the Company that are borrowers under the facility. At March 31, 2008, the Company was in compliance with the above financial covenants and limitations, as applicable.

(11) Derivatives and Hedging Activities

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

        At March 31, 2008, the Company was party to foreign currency forward contracts with an aggregate notional amount of $395.1 million maturing through October 2008. At December 31, 2007, the Company was party to foreign currency forward contracts with an aggregate notional amount of $385.1 million maturing through October 2008. The estimated fair value of these contracts, which represents the estimated net payments that would be paid or received by the Company in the event of termination of these contracts based on the then current foreign exchange rates, was a net receivable of $2.8 million at March 31, 2008 and a net payable of $0.5 million at December 31, 2007. These contracts qualified and were designated as cash flow hedges and had original maturities of less than twelve months.

Interest Rate Swaps

        At March 31, 2008, the Company had outstanding interest rate swaps with a total notional amount of $300.0 million that qualified and were designated as fair value hedges. The Company entered into these interest rate swaps to effectively convert its 5.375% senior notes due April 2008 into floating rate debt. At March 31, 2008, the Company recorded a mark to market adjustment to record a decrease of $0.3 million in the fair value of the 5.375% senior notes due April 2008 due to changes in interest rates and an offsetting increase to other liabilities to record the fair value of the related interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period. As a result of the debt retirement mentioned in Note 10, "Debt and Credit Facilities," these interest rate swaps were no longer outstanding as of April 15, 2008.

        During the first three months of 2008 and 2007 under the terms of the $300.0 million outstanding interest rate swap agreements, the Company received interest at a fixed rate and paid interest at variable rates that were based on the six-month London Interbank Offered Rate, or LIBOR. As a result, interest expense increased by $1.8 million for the three months ended March 31, 2008 and $2.0 million for the three months ended March 31, 2007.

Other Derivative Instruments

        The Company may use other derivative instruments from time to time, such as foreign exchange options to manage exposure due to foreign exchange rates and interest rate and currency swaps related to access to additional sources of international financing. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At March 31, 2008 the Company was party to foreign exchange option contracts with an aggregate notional amount of $115.9 million. The estimated fair value of these contracts was not material to the condensed consolidated financial statements. At March 31, 2008 the Company had no interest rate and currency swap agreements outstanding.

        See Note 12, "Fair Value Measurements," for a discussion of the inputs and valuation techniques used by the Company to determine the fair value of the Company's derivatives and hedging activities.

(12) Fair Value Measurements

        As discussed above in Note 2, "Recent Accounting Pronouncements," the Company adopted the provisions of SFAS No. 157 on January 1, 2008 for financial assets and liabilities measured at fair value on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. The adoption of SFAS No. 157 did not have an impact on the Company's consolidated financial statements.

        SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

  •
  Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

  •
  Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

  •
  Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

        In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk in its assessment of fair value.

        The following table shows the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis by the above SFAS No.157 input levels as of March 31, 2008 (in millions):

	As of March 31, 2008
	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$53.9	$12.3	$41.6	$—

Non-current investments—available-for-sale securities(1)	$38.7	$—	$—	$38.7

Derivative financial assets:
Foreign currency forward and option contracts	$2.8	$—	$2.8	$—

Derivative financial liabilities:
Interest rate swaps	$3.6	$—	$3.6	$—

(1)
The Company has recorded unrealized losses of $6.0 million ($3.7 million net of taxes) that were included in accumulated other comprehensive income as of March 31, 2008 in connection with these investments. See Note 5, "Available-for-Sale Investments," for further discussion of these investments and the factors that have contributed to the unrealized losses.

Cash Equivalents

        The Company's cash equivalents include short-term investments, which generally include commercial paper and money market funds. Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in value due to changes in interest rates. These short-term investments are recorded at fair value on the Company's condensed consolidated balance sheets based on quoted market prices and observable market inputs.

Non-current Investments—Available-for-Sale Securities

        The Company's non-current investments—available-for-sale securities consist of auction rate securities, which are recorded at fair value on the condensed consolidated balance sheets using a combination of market and income approach valuation techniques based on observable market inputs provided by the respective brokers along with the Company's estimates and assumptions. However, since these auction rate securities do not currently have readily available or observable prices, an attempt is made to make observations by analysis and interpretation from related securities in secondary markets. In determining the fair value of these securities using the income approach, the calculations include inputs such as the current coupon, expected maturity dates, current risk premiums, creditworthiness of the issuers and credit default swaps. These calculations are subjective and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect the Company's estimates.

Derivative Financial Assets and Liabilities

        The Company's foreign currency forward and option contracts and interest rate swaps are recorded at fair value on the Company's condensed consolidated balance sheets using the market approach valuation technique based on observable market inputs.

  Foreign Currency Forward and Option Contracts

        Observable market inputs used in the calculation of the foreign currency forward and option contracts include foreign currency spot and forward rates. The inputs used for the foreign currency option contracts also include interest rates, maturity date, strike rate and a measure of volatility. In addition, other pricing data quoted by various banks and foreign currency dealers involving identical or comparable instruments are included. Counterparties to these contracts are highly rated financial institutions none of which experienced any significant downgrades in the three months ended March 31, 2008. The fair value generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date.

  Interest Rate Swaps

        Observable market inputs used include U.S. Treasury yields and swap spreads. In addition, other pricing data quoted by various banks and foreign currency dealers involving identical or comparable instruments are included. Counterparties to these contracts are highly rated financial institutions none of which experienced any significant downgrades in the three months ended March 31, 2008. The fair value generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date.

(13) Income Taxes

Effective Income Tax Rate and Income Tax Provision

        The Company's effective income tax rate was 25.4% for the three months ended March 31, 2008 and 9.4% for the three months ended March 31, 2007.

        The Company's income tax provision for the first quarter of 2008 was reduced by $2.9 million due to a change in assertion under Accounting Principles Board Opinion 23, or APB 23, with regard to certain foreign earnings, and by $1.3 million of income tax benefits relating to the utilization of loss carryforwards in a foreign jurisdiction for which no benefit had previously been recognized for financial reporting purposes.

        For the three months ended March 31, 2008, the Company's effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the income tax benefits arising from the change in APB 23 assertion and the lower net effective income tax rate on foreign earnings, partially offset by state income taxes.

        For the three months ended March 31, 2007, the effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the reversal of $34.4 million of tax accruals and related interest and, to a lesser extent, the lower net effective income tax rate on foreign earnings, partially offset by state income taxes.

FIN 48

        The Company adopted the provisions of FASB Interpretation No. 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits. There have been no material changes to the Company's unrecognized tax benefits as reported at December 31, 2007, nor has the Company changed its policy with regard to the reporting of penalties and interest related to unrecognized tax benefits. Therefore, a roll-forward of unrecognized tax benefits from January 1, 2008 through March 31, 2008 has not been provided.

Income Tax Returns

        In April 2007, the Internal Revenue Service, or IRS, commenced its examination of the Company's income tax returns for the years 2004 through 2006. Tax years 2003 and prior are closed for federal income tax purposes.

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

(14) Commitments and Contingencies

Asbestos Settlement and Related Costs

        On November 27, 2002, the Company reached an agreement in principle with the committees appointed to represent asbestos claimants in the bankruptcy case of W. R. Grace & Co., known as Grace, to resolve all current and future asbestos-related claims made against the Company and its affiliates in connection with the Cryovac transaction described below (as memorialized by the parties in the settlement agreement and as approved by the Bankruptcy Court, the "Settlement"). The Settlement will also resolve the fraudulent transfer claims and successor liability claims, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies, that had been made against the Company in connection with the Cryovac transaction. On December 3, 2002, the Company's Board of Directors approved the agreement in principle. The Company received notice that both of the committees had approved the agreement in principle as of December 5, 2002. The parties subsequently signed a definitive Settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. The Company recorded a charge of $850.1 million as a result of the Settlement in its consolidated statement of operations for the year ended December 31, 2002. These matters are described more fully in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

        In January 2005, Grace filed a proposed plan of reorganization (the "Grace Plan") with the Bankruptcy Court. There were a number of objections filed. The Official Committee of Asbestos Personal Injury Claimants (the "ACC") and the Future Claimants' Representative (the "FCR") filed their proposed plan of reorganization (the "Claimants' Plan") with the Bankruptcy Court in November 2007. On April 7, 2008, Grace issued a press release announcing that Grace, the ACC, the FCR, and the Official Committee of Equity Security Holders (the "Equity Committee") had reached an agreement in principle to settle all present and future asbestos-related personal injury claims against Grace (the "PI Settlement") and disclosed a term sheet outlining certain terms of the PI Settlement. The PI Settlement contemplates that Grace, the ACC, the FCR, and the Equity Committee will file as joint proponents a new plan of reorganization with the Bankruptcy Court providing for the resolution of asbestos-related personal injury claims and other claims against Grace (the "PI Settlement Plan"). The PI Settlement also contemplates that the Company will, as part of the PI Settlement Plan, pay the amount contemplated by the Settlement and that the PI Settlement Plan shall comply with the terms of the Settlement. Although not explicitly stated in either Grace's press release or the accompanying term sheet, the PI Settlement implies, and the Company expects, that the parties to the PI Settlement will pursue confirmation of the PI Settlement Plan rather than the Grace Plan or the Claimants' Plan as filed. To date, the PI Settlement Plan has not been filed. Assuming that a final plan of reorganization is confirmed by the Bankruptcy Court and does become effective, the Company does not know whether the final plan of reorganization will be consistent with the terms of the Settlement or if the other conditions to the Company's obligation to pay the Settlement amount will be met. If these conditions are not satisfied or not waived by the Company, the Company will not be obligated to pay the amount contemplated by the Settlement. However, if the Company does not pay the Settlement amount, the Company and its affiliates will not be released from the various asbestos-related, fraudulent transfer, successor liability claims, and indemnification claims made against them, and all of these claims would remain pending and would have to be resolved through other means, such as through agreement on alternative settlement terms or trials. In that case, the Company could face liabilities that are significantly different from its obligations under the Settlement. The Company cannot estimate at this time what those differences or their magnitude may be. In the event these liabilities are materially larger than the current existing obligations, they could have a material adverse effect on the Company's financial condition and results of operations. While Grace has said publicly that it is optimistic that it will reach its goal of confirming a plan of reorganization by the end of this year or early in 2009, the Company does not know whether or when a final plan of reorganization will become effective or whether the final plan will be consistent with the terms of the Settlement agreement.

Cryovac Transaction; Contingencies Related to the Cryovac Transaction

        On March 31, 1998, the Company completed a multi-step transaction that brought the Cryovac packaging business and the former Sealed Air Corporation's business under the common ownership of the Company. In its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, the Company described the Cryovac transaction, contingencies related to the Cryovac transaction, the cases of Thundersky v. The Attorney General of Canada, et al., and Her Majesty the Queen in Right of the Province of Manitoba v. The Attorney General of Canada, et al., and six additional putative class proceedings that had been brought in various provincial and federal courts in Canada seeking recovery from the Company and its subsidiaries Cryovac, Inc. and Sealed Air (Canada) Co./Cie as well as other defendants, including Grace, for asbestos-related injuries. W. R. Grace & Co. and W. R. Grace & Co.—Conn. have agreed to defend, indemnify and hold harmless the Company and its affiliates in respect of any liability and expense, including legal fees and costs, in these actions.

        In April 2001, Grace Canada, Inc. had obtained an order of the Superior Court of Justice, Commercial List, Toronto, recognizing the Chapter 11 actions in the United States of America involving Grace Canada, Inc.'s U.S. parent corporation and other affiliates of Grace Canada, Inc., and enjoining all new actions and staying all current proceedings against Grace Canada, Inc. related to asbestos under the Companies' Creditors Arrangement Act. That order has been renewed repeatedly. In

November 2005, upon motion by Grace Canada, Inc., the court ordered an extension of the injunction and stay to actions involving asbestos against the Company and its Canadian affiliate and the Attorney General of Canada, which had the effect of staying all of the Canadian actions referred to above. Representative counsel for the plaintiffs have withdrawn a motion filed in the Companies' Creditors Arrangement Act proceeding to lift the stay and enable the Canadian litigation to proceed in order to establish the validity and amount of their claims. The court has entered an order extending the stay until October 1, 2008. The proposed Grace Plan provides that these claims will be paid by trusts to be established under Section 524(g) of the Bankruptcy Code. However, the Company expects that Grace will pursue confirmation of the PI Settlement Plan in lieu of the Grace Plan as filed. The PI Settlement Plan has not yet been filed with the Bankruptcy Court and the Company does not know whether the PI Settlement Plan will contain comparable provisions with respect to these claims. Assuming that a final plan of reorganization is confirmed by the Bankruptcy Court and does become effective, if the final plan of reorganization does not include comparable provisions or if the Canadian courts refuse to enforce the final plan of reorganization in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify the Company and its subsidiaries in these cases, then the Company could be required to pay substantial damages, which the Company cannot estimate at this time and which could have a material adverse effect on the Company's financial condition and results of operations.

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

        On March 14, 2005, the Company and the individual defendants filed a motion to dismiss the amended complaint in the Senn v. Hickey, et al. case for failure to state a claim. On December 19, 2005, the Court granted in part and denied in part defendants' motion to dismiss. The Court determined that the Complaint failed adequately to allege scienter as to the four individual defendants other than T.J. Dermot Dunphy, and therefore dismissed the lawsuit with respect to these four individual defendants, but adequately alleged scienter as to Mr. Dunphy and the Company. Mr. Dunphy is a current director of the Company and was formerly Chairman of the Board and Chief Executive Officer of the Company. On December 28, 2005, the defendants requested that the Court reconsider the portion of the December 19, 2005 order denying defendants' motion to dismiss with regard to the Company's arguments other than scienter, or, in the alternative, that the Court certify the matter for interlocutory appeal. On February 13, 2006, the defendants filed an answer to the amended complaint. On April 7, 2006, the Court heard oral argument on defendants' reconsideration motion, and on July 10, 2006, the Court denied the motion on the ground that issues of fact prevent the Court from granting a motion to dismiss based on the Company's arguments other than scienter. On October 3, 2006, plaintiff filed a motion to certify a class of all persons who purchased or otherwise acquired the securities of the Company during the period from March 27, 2000 through July 30, 2002. On November 22, 2006, plaintiff filed an amended motion for class certification, seeking to withdraw as a class representative and to substitute a new class representative, the Louisiana Municipal Police Employees Retirement System ("MPERS"). On March 26, 2007, the Court entered an order permitting Miles Senn to withdraw as lead plaintiff and permitting MPERS to be substituted as lead plaintiff. Consequently, the case is now properly referred to as MPERS v. Sealed Air Corporation, et al. On March 29, 2007, MPERS, as lead plaintiff, filed a motion to certify a class of all persons or entities that purchased Sealed Air Corporation securities during the period from March 27, 2000 through July 30, 2002, both dates inclusive, and were damaged thereby. On July 25, 2007, the Company and Mr. Dunphy filed their memorandum of law in opposition to MPERS's motion for class certification. On July 25, 2007, the Company and Mr. Dunphy also filed a motion for reconsideration or for judgment on the pleadings, arguing that the Supreme Court's recent decisions in Tellabs, Inc. v. Makor Issues & Rights, Ltd., and Bell Atlantic Corp. v. Twombly require dismissal of MPERS's claims. In an Opinion and Order dated March 12, 2008, the Court granted plaintiff's motion for class certification. Subsequently, in an Opinion and Order dated March 14, 2008, the Court denied defendants' motion of reconsideration of their motion to dismiss the complaint premised on the Supreme Court's decisions in Tellabs and Twombly. On March 27, 2008, the Company and Mr. Dunphy filed a petition for leave to appeal the district court's class certification ruling to the United States Court of Appeals for the Third Circuit. Plaintiff has opposed this petition. This petition is now fully briefed and pending before the Third Circuit. Discovery is ongoing. Although the Company believes that neither it nor Mr. Dunphy should have any liability in this lawsuit, until the lawsuit has progressed beyond its current stage, the Company cannot estimate the potential cost of an unfavorable outcome, if any.

Compliance Matters

        In late 2005, the Company identified travel and related expenses that had been paid by some of the Company's foreign subsidiaries for trips by government officials who oversee the regulation of the Company's medical products in a foreign country. Although these expenses were accurately recorded as travel and entertainment expenses in the Company's consolidated statements of operations, these activities appeared to have breached the Company's Code of Conduct. More importantly, the Company was concerned that these payments may have violated the Foreign Corrupt Practices Act, and therefore outside counsel was retained and promptly began an internal investigation. In March 2006, the Company voluntarily disclosed to the United States Department of Justice, or the DOJ, and the SEC, the factual information obtained to date in the Company's internal investigation, including that these payments were made between 2003 and 2005 and totaled less than $0.2 million. The internal investigation is ongoing, and the Company is cooperating with the DOJ and the SEC. The Company cannot predict when this matter will be resolved or the terms upon which this matter will be resolved, although the Company currently does not expect this matter to be material to its consolidated financial condition and results of operations. In connection with the investigation, the Company is evaluating remedial measures and is taking timely and appropriate action where necessary.

Guarantee

        In September 2007, the Company established a joint venture with Teknik Packaging Group through the acquisition of a 50% interest of a Teknik Packaging Group subsidiary, Teknik Plastik. At March 31, 2008, the Company had guaranteed 12.0 million Turkish liras or the equivalent of approximately $9.1 million U.S. The Company issued this guarantee in support of an uncommitted credit facility agreement that was entered into by Teknik Plastik. The Company would be required to perform under the terms of the guarantee if the joint venture defaulted under the terms of the credit facility. The initial term of the credit facility is two years and it can be renewed with the approval of both the Company and Teknik Packaging Group. The Company does not consider this contingency to be probable of occurring. In accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34," the Company has recorded an immaterial liability for the fair value of the guarantee.

(15) Shareholders' Equity

Quarterly Cash Dividends

        On February 19, 2008, the Company's Board of Directors increased the Company's quarterly cash dividend to $0.12 per common share, declaring a quarterly cash dividend that was paid on March 21, 2008 to stockholders of record at the close of business on March 7, 2008. The Company used $19.4 million of cash to pay this quarterly cash dividend.

        On April 10, 2008, the Company's Board of Directors declared a quarterly cash dividend of $0.12 per common share. The dividend is payable on June 20, 2008 to stockholders of record at the close of business on June 6, 2008. The estimated amount of the dividend payment is approximately $19.2 million based on 160.1 million shares of the Company's common stock issued and outstanding as of April 30, 2008.

(16) Net Earnings Per Common Share

        The following table sets forth the reconciliation of the basic and diluted net earnings per common share computations for the three months ended March 31, 2008 and 2007 (in millions, except per share amounts). The calculation of net earnings per common share for the three months ended March 31, 2007 has been revised. These revisions did not have an impact on the previously reported basic or diluted net earnings per common share.

	Three Months Ended March 31,
	2008	2007
Basic EPS:
Numerator
Net earnings ascribed to common shareholders—basic	$60.8	$127.0

Denominator
Weighted average number of common shares outstanding—basic	159.7	159.9

Basic net earnings per common share	$0.38	$0.79

Diluted EPS:
Numerator
Net earnings ascribed to common shareholders—basic	$60.8	$127.0
Add: Interest on 3% convertible senior notes, net of income taxes	2.0	1.9

Net earnings ascribed to common shareholders—diluted	$62.8	$128.9

Denominator
Weighted average number of common shares outstanding—basic	159.7	159.9
Effect of conversion of 3% convertible senior notes	12.7	12.5
Effect of assumed issuance of asbestos settlement shares	18.0	18.0
Effect of non-vested restricted stock and non-vested restricted stock units	0.9	0.8

Weighted average number of common shares outstanding—diluted	191.3	191.2

Diluted net earnings per common share	$0.33	$0.67

Diluted Weighted Average Number of Common Shares Outstanding

        In calculating diluted net earnings per common share, the diluted weighted average number of common shares provides for: (1) the effect of conversion of the Company's 3% convertible senior notes due June 2033 due to the application of Emerging Issues Task Force, or EITF, Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," (2) the effect of the assumed issuance of 18 million shares of common stock reserved for the Company's previously announced asbestos settlement referred to in Note 14, "Commitments and Contingencies," under the caption "Asbestos Settlement and Related Costs," (3) the effect of the exercise of dilutive stock options, net of assumed treasury stock repurchases in 2007, and (4) the effect of non-vested restricted stock and non-vested restricted stock units using the treasury stock method, if their inclusion is dilutive.

(17) Other Income, Net

        The following table provides details of the Company's other income, net:

	Three Months Ended March 31,
	2008	2007
Interest and dividend income	$4.4	$4.5
Net foreign exchange transaction losses	(3.4)	(1.6)
Advisory expenses related to ceasing work on an acquisition	(0.9)	—
Other, net	0.1	1.6

Other income, net	$0.2	$4.5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with the Company's condensed consolidated financial statements and related notes set forth in Item 1 of Part I of this quarterly report on Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and the Company's consolidated financial statements and related notes set forth in Item 8 of Part II of that Form 10-K. See Item 1A, "Risk Factors—Cautionary Notice Regarding Forward-Looking Statements," for a description of forward-looking statements and important factors that the Company believes could cause actual results to differ materially from those in the Company's forward-looking statements.

        All amounts and percentages are approximate due to rounding. The Company has reclassified prior period amounts presented in this discussion and analysis to conform to the 2008 presentation.

Recent Events

Debt Retirement

        On April 15, 2008, the Company retired its 5.375% senior notes on the date of their maturity. These senior notes had a face value of $300.0 million. The face value along with $8.0 million of accrued interest, were paid through a combination of $165.0 million of funds drawn under the Company's credit facility, $135.0 million from the sale of receivable interests under the Company's accounts receivable securitization program and available cash.

Quarterly Cash Dividends

        On April 10, 2008, the Company's Board of Directors declared a quarterly cash dividend of $0.12 per common share. The dividend is payable on June 20, 2008 to stockholders of record at the close of business on June 6, 2008. The estimated amount of the dividend payment is approximately $19.2 million based on 160.1 million shares of the Company's common stock issued and outstanding as of April 30, 2008.

        On February 19, 2008, the Company's Board of Directors increased the Company's quarterly cash dividend by 20% to $0.12 per common share, declaring a quarterly cash dividend that was paid on March 21, 2008 to stockholders of record at the close of business on March 7, 2008. The Company used cash of $19.4 million to pay this quarterly cash dividend.

Highlights of Financial Performance

        Highlights of the Company's financial performance in the first quarter of 2008 compared with the same period of 2007 period were (dollars in millions):

	First Quarter of
			% Change
	2008	2007
Net sales:
U.S.	$523.4	$509.2	2.8%
As a % of total net sales	44.5%	46.5%
International	654.0	585.5	11.7%
As a % of total net sales	55.5%	53.5%

Total net sales	$1,177.4	$1,094.7	7.6%

Gross profit	$305.1	$314.2	(2.9)%
As a % of total net sales	25.9%	28.7%
Marketing, administrative and development expenses	186.4	177.9	4.8%
As a % of total net sales	15.8%	16.3%
Restructuring and other charges	2.0	0.4	NM

Operating profit	$116.7	$135.9	(14.1)%

As a % of total net sales	9.9%	12.4%
Net earnings	$60.8	$127.0	(52.1)%

Net earnings per common share(1):
Basic	$0.38	$0.79	(51.9)%

Diluted	$0.33	$0.67	(50.7)%

NM
Not Meaningful

        See below for further details about the changes in net sales by business segment and other and geographic region, and operating profit by business segment and other and the material factors that contributed to the changes.

Net Sales

        Net sales for the first three months of 2008 increased 8% to $1,177.4 million compared with $1,094.7 million in the same period of 2007. The components of the increase in net sales for the first quarter of 2008 as compared with the same period of 2007 were as follows (dollars in millions):

	Food Packaging		Food Solutions		Protective Packaging		Other		Total Company
Volume-Units	0.7%	$2.9	0.4%	$0.8	(2.5)%	$(9.4)	6.0%	$4.3	(0.1)%	$(1.4)
Volume-Acquired businesses, net of dispositions	—	—	—	—	(1.7)	(6.2)	28.6	20.6	1.3	14.4
Price/Mix	1.1	5.1	2.9	6.4	0.6	2.2	(1.2)	(0.9)	1.2	12.8
Foreign currency translation	5.3	23.0	6.5	13.9	4.2	15.6	6.0	4.4	5.2	56.9

Total	7.1%	$31.0	9.8%	$21.1	0.6%	$2.2	39.4%	$28.4	7.6%	$82.7

        Excluding the favorable effect of foreign currency translation, net sales would have increased 2% compared with the same period of 2007. The strengthening of foreign currencies in Europe and the

Asia-Pacific region against the U.S. dollar contributed $41.8 million of the $56.9 million favorable foreign currency translation impact on net sales in the first quarter of 2008 compared with the same period of 2007.

Net Sales by Business Segment and Other

        The following table shows the Company's net sales by business segment and other (dollars in millions):

	First Quarter of
			% Change
	2008	2007
Net sales:
Food Packaging	$468.3	$437.3	7.1%
As a % of total net sales	39.8%	39.9%
Food Solutions	235.7	214.6	9.8
As a % of total net sales	20.0%	19.6%
Protective Packaging	372.9	370.7	0.6
As a % of total net sales	31.7%	33.9%
Other	100.5	72.1	39.4
As a % of total net sales	8.5%	6.6%

Total	$1,177.4	$1,094.7	7.6%

Food Packaging Segment Net Sales

        In the first quarter of 2008, the Company's Food Packaging segment net sales increased $31.0 million compared with the same period of 2007. Excluding the $23.0 million favorable effect of foreign currency translation, Food Packaging segment net sales would have increased $8.0 million, or 2%, which was primarily due to:

  •
  increases in unit volume in the United States of 3% and in Europe of 6%;

  •
  increases in product price/mix in Latin America of 6% and in the United States of 1%;

        partially offset by;

  •
  decreases in unit volume in Australia and New Zealand of 12% and Latin America of 4%.

        The increase in unit volume in the United States was primarily attributed to higher pork slaughter rates, which in turn resulted in higher sales of the Company's fresh meat packaging products. The increase in unit volume in Europe was primarily attributed to positive trends in fresh red meat and cheese markets, which in turn resulted in higher sales of the Company's fresh red meat and dairy packaging products. The increases in product price/mix in Latin America and in the United States were primarily due to the positive impact of selling price increases implemented in December 2007 for most Food Packaging products.

        The decreases in unit volume in Australia and New Zealand were primarily attributed to adverse weather conditions in these regions. Above average rainfall and flooding in northern Australia negatively impacted the regional cattle supply, which in turn impacted the sales of the Company's fresh red meat packaging products. An extended period of reduced rainfall in New Zealand caused a reduction in the production of milk and the regional lamb supply, which in turn negatively impacted the sales of the Company's dairy and fresh red meat packaging products. The decrease in unit volume in Latin America was primarily attributed to the ongoing European Union restrictions on Brazilian meat exports not meeting European Union traceability standards. Few Brazilian meat exporters currently meet these standards.

Food Solutions Segment Net Sales

        In the first quarter of 2008, the Company's Food Solutions segment net sales increased $21.1 million compared with the same period of 2007. Excluding the $13.9 million favorable effect of foreign currency translation, Food Solutions segment net sales would have increased $7.2 million, or 3%, which was primarily due to:

  •
  an increase in product price/mix of 4% for both the United States and Europe;

  •
  an increase in unit volume in the Asia-Pacific region of 7%;

        partially offset by;

  •
  a decrease in unit volume in the United States of 2%.

        The increases in product price/mix in the United States and Europe were primarily attributed to the positive impact of selling price increases implemented in December 2007 for most Food Solutions products. The increase in unit volume in the Asia-Pacific region was primarily due to product adoption by new and existing customers of the Company's case ready products.

        The decrease in unit volume in the United States was primarily due to a large retailer opting to move from a case ready packaging format to an alternative packaging format for a portion of their meat packaging. This decrease was partially offset by an increase in sales of the Company's vertical pouch packaging and ready meal products, primarily due to continuing product adoption by new and existing customers.

Protective Packaging Segment Net Sales

        In the first quarter of 2008, the Company's Protective Packaging segment net sales increased $2.2 million compared with the same period of 2007. Excluding the $15.6 million favorable effect of foreign currency translation and the $6.2 million impact of the sale of a minor product line in 2007, Protective Packaging segment net sales would have decreased $7.2 million, or 2%.

        This decrease was primarily attributed to lower unit volume in North America of 4%, which was principally the result of continuing challenging economic conditions, which slowed the pace of customer orders. This decrease in unit volume was partially offset by higher shrink packaging equipment sales to new and existing customers in Asia.

Other Net Sales

        The Company's Other net sales increased $28.4 million, or 39%, in the first quarter of 2008 compared with the same period of 2007. Excluding the $4.4 million favorable effect of foreign currency translation and $20.6 million in net sales resulting from the 2007 acquisitions of certain assets relating to Ethafoam® and related polyethylene foam product lines and Alga Plastics, Other net sales would have increased $3.4 million, or 5%, which was primarily due to:

  •
  increases in unit volume in Europe of 7% and Asia of 18%, predominately due to continued medical applications products adoption by new and existing customers;

        partially offset by;

  •
  a decrease in unit volume in the United States of 3%, primarily due to lower sales of specialty materials products as a result of challenging economic conditions, which slowed the pace of customer orders.

Net Sales by Geographic Region

        The following table shows net sales by geographic region (dollars in millions):

	First Quarter of
			% Change
	2008	2007
Net sales:
U.S.	$523.4	$509.2	2.8%
As a % of total net sales	44.5%	46.5%
International	654.0	585.5	11.7
As a % of total net sales	55.5%	53.5%

Total	$1,177.4	$1,094.7	7.6%

        By geographic region, the components of the $82.7 million increase in net sales for the first quarter of 2008 compared with the same period of 2007 were as follows (dollars in millions):

First Quarter of 2008	U.S.		International		Total Company
Volume—Units	(0.8)%	$(4.0)	0.5%	$2.6	(0.1)%	$(1.4)
Volume—Acquired Businesses, net of dispositions	2.0	10.4	0.7	4.0	1.3	14.4
Price/Mix	1.6	7.8	0.8	5.0	1.2	12.8
Foreign Currency Translation	—	—	9.7	56.9	5.2	56.9

Total	2.8%	$14.2	11.7%	$68.5	7.6%	$82.7

        See "Net Trade Sales by Business Segment and Other," above for details of the factors and regions that contributed to this net increase.

Cost of Sales

        The following table shows the Company's cost of sales (dollars in millions):

	First Quarter of
			% Change
	2008	2007
Cost of sales	$872.3	$780.5	11.8%
As a % of net sales	74.1%	71.3%

        The $91.8 million increase in cost of sales in the first quarter of 2008 compared with the same period of 2007 was primarily due to the unfavorable impact of foreign currency translation of $40.7 million and higher input costs, including unfavorable average petrochemical-based raw material costs of approximately $37.3 million. These raw material costs were impacted by the continuing rise in crude oil and natural gas prices, which serve as feedstock utilized in the production of many of the resins the Company purchases. Although changes in prices of crude oil and natural gas are not perfect benchmarks, they are indicative of the variations in raw materials and energy-related costs faced by the Company. The Company continues to take pricing actions as appropriate to lessen the impact of these raw material price increases when they occur.

Marketing, Administrative and Development Expenses

        The following table shows the Company's marketing, administrative and development expenses (dollars in millions):

	First Quarter of
			% Change
	2008	2007
Marketing, administrative and development expense	$186.4	$177.9	4.8%
As a % of net sales	15.8%	16.3%

        Marketing, administrative and development expenses increased $8.5 million in the first quarter of 2008 compared with the same period of 2007. This increase was primarily the result of an unfavorable impact from foreign currency translation of $8.6 million, additional expenses in the first quarter of 2008 related to the upgrade of the Company's information and technology platforms of $2.1 million, the timing of research and development expenses of $2.1 million and an increase in expenses related to acquired businesses net of divestiture in 2007 of $1.4 million. These increases were offset by lower management incentive compensation expenses of $4.9 million.

Global Manufacturing Strategy, Restructuring and Other Charges

        The Company's global manufacturing strategy, when fully implemented, will expand production in countries where demand for the Company's products and services has been growing significantly. At the same time, the Company intends to optimize certain manufacturing capacity in North America and Europe into centers of excellence. The goals of this multi-year strategy are to expand capacity in growing markets, further improve the Company's operating efficiencies, and implement new technologies more effectively. The Company expects this strategy to produce meaningful savings in future years. By taking advantage of new technologies and streamlining production on a global scale, the Company expects to continue to enhance its profitable growth and its global leadership position.

        In July 2006, the Company announced the first phase of this multi-year global manufacturing strategy. The capital expenditures and associated costs and related restructuring and other charges for this strategy in the three months ended March 31, 2008 and 2007 and the total amounts incurred since inception of this multi-year strategy as of March 31, 2008 are included in the table below. In the fourth quarter of 2007, the Company revised the expected range of associated costs and restructuring and other charges. The Company currently expects capital expenditures to be approximately $70.0 million and associated costs and restructuring and other charges to be approximately $30.0 million in 2008. The actual timing of these expenditures, costs and other charges is subject to change due to a variety of factors. The Company currently estimates that its benefit from this strategy will be approximately $45.0 million starting in 2009 and increasing to $55.0 million in 2010.

	First Quarter of
			Total Incurred as of March 31, 2008
	2008	2007
Capital expenditures	$8.7	$11.2	$81.4
Associated costs(1)	2.4	2.5	17.6
Restructuring and other charges(2)	2.0	—	14.5

(1)
The associated costs principally include facility start-up costs, which are primarily included in cost of sales on the condensed consolidated statements of operations. These charges by business segment and other were as follows:

	First Quarter of
	2008	2007
Food Packaging	$0.8	$2.4
Protective Packaging	1.3	—
Other	0.3	0.1

Total	$2.4	$2.5

(2)
The restructuring and other charges were for severance costs and equipment relocation, the majority of which are related to the Food Packaging segment. These charges were included in restructuring and other charges on the condensed consolidated statements of operations. See Note 3, "Business Segment Information," of Notes to Condensed Consolidated Financial Statements for restructuring and other charges by business segment and other. A reconciliation of the restructuring accrual is included below.

        The components of the restructuring accrual, spending and other activity through March 31, 2008 and the accrual balance remaining at March 31, 2008 were as follows:

Employee Termination Costs
Restructuring accrual at December 31, 2007	$8.2
Cash payments during 2008	(0.9)
Additional accrual	1.6
Effect of change in currency rates	(0.1)

Restructuring accrual at March 31, 2008	$8.8

        The Company expects to pay $6.7 million of the accrual balance remaining at March 31, 2008 within the next twelve months. This amount is included in other current liabilities on the Company's condensed consolidated balance sheet at March 31, 2008. The remaining accrual of $2.1 million is expected to be paid in 2009 and 2010 and is included in other liabilities on the Company's condensed consolidated balance sheet at March 31, 2008.

Operating Profit by Business Segment and Other

        Management evaluates the performance of each reportable segment based on its operating profit. Operating profit by business segment and other for the 2007 and 2006 periods was as follows (dollars in millions):

	First Quarter of
			% Change
	2008	2007
Food Packaging	$56.2	$55.8	0.7%
As a % of Food Packaging net sales	12.0%	12.8%
As a % of total operating profit(1)	47.3%	40.9%
Food Solutions	$16.9	$19.4	(12.9)%
As a % of Food Solutions net sales	7.2%	9.0%
As a % of total operating profit(1)	14.2%	14.2%
Protective Packaging	$41.4	$53.5	(22.6)%
As a % of Protective Packaging net sales	11.1%	14.4%
As a % of total operating profit(1)	34.9%	39.3%
Other	$4.2	$7.6	(44.7)%
As a % of Other net sales	4.2%	10.5%
As a % of total operating profit(1)	3.6%	5.6%

Total segments and other	$118.7	$136.3	(12.9)%
Restructuring and other charges(2)	2.0	0.4

Total	$116.7	$135.9	(14.1)%

As a % of total net sales	9.9%	12.4%

(1)
Before taking into consideration restructuring and other charges.

(2)
The restructuring and other charges by business segment were as follows:

	First Quarter of
	2008	2007
Food Packaging	$1.9	$—
Food Solutions	—	0.1
Protective Packaging	0.1	0.3

Total	$2.0	$0.4

Food Packaging Segment Operating Profit

        The decrease in operating profit as a percentage of this segment's net sales in the first quarter of 2008 compared with the same period of 2007 was primarily attributed to higher input costs, including unfavorable average petrochemical raw material costs of $14.4 million, which were not fully absorbed by the selling price increases implemented in December 2007.

Food Solutions Segment Operating Profit

        The decrease in operating profit as a percentage of this segment's net sales in the first quarter of 2008 compared with the same period of 2007 was primarily due to higher input costs, including unfavorable average petrochemical raw material costs of $6.2 million, which were not fully absorbed by the selling price increases implemented in December 2007. This segment's operating profit was also impacted by the decrease in unit volume in the U.S. mentioned above.

Protective Packaging Segment Operating Profit

        The decrease in operating profit as a percentage of this segment's net sales in the first quarter of 2008 compared with the same period of 2007 was primarily due to higher input costs, including unfavorable average petrochemical raw material costs of $11.2 million and the decline in unit volume in North America due to the continuing challenging economic conditions. In 2008, this segment's operating profit was also impacted by the write-off of $3.0 million of obsolete assets related to the production of shrink films.

Other Operating Profit

        The decrease in operating profit as a percentage of Other net sales in the first quarter of 2008 compared with the same period of 2007 was primarily due to higher input costs including unfavorable average petrochemical raw materials costs of $5.6 million, primarily impacting the Company's specialty materials business. This business's operating profit was also unfavorably impacted by an interim supply and distribution agreement for the Ethafoam® foam product lines, which is scheduled to expire in May 2009. By then, the Company plans to have moved the production of these products in-house.

Interest Expense

        Interest expense includes the stated interest rate on the Company's outstanding debt, as well as the effects of interest rate swaps and the amortization of capitalized senior debt issuance costs, bond discounts and terminated treasury locks. Interest expense also includes accrued interest of $9.2 million in the first quarter of 2008 and $8.7 million in the same period of 2007 on the amount payable pursuant to the asbestos settlement agreement discussed below.

        Interest expense for the first quarter of 2008 and 2007 was as follows (dollars in millions):

	First Quarter of
	2008	2007
Interest expense	$35.4	$35.6

Gain on Sale of Equity Method Investment

        In the first quarter of 2007, the Company sold its 50 percent investment in PolyMask Corporation to its joint venture partner, 3M Company (the "PolyMask transaction"). The joint venture was formed in 1991 between the Company and 3M to produce and sell non-packaging surface protection films. Prior to the sale, the Company accounted for this joint venture under the equity method of accounting. The Company received an aggregate cash amount of $36.0 million for the transaction and other related assets and recorded a pre-tax gain of $35.3 million ($22.4 million after-tax) in the first quarter of 2007. This gain was included in gain on the sale of equity method investment on the condensed consolidated statement of operations. The Company's investment in this joint venture was not material to the Company's consolidated financial position or results of operations.

Other Income, Net

        The following table provides details of the Company's other income, net:

	First Quarter of
	2008	2007
Interest and dividend income	$4.4	$4.5
Net foreign exchange transaction losses	(3.4)	(1.6)
Advisory expenses related to ceasing work on an acquisition	(0.9)	—
Other, net	0.1	1.6

Other income, net	$0.2	$4.5

Income Taxes

        The Company's effective income tax rate was 25.4% for the three months ended March 31, 2008 and 9.4% for the three months ended March 31, 2007.

        The Company's income tax provision for the first quarter of 2008 was reduced by $2.9 million due to a change in assertion under APB 23 with regard to certain foreign earnings, and by $1.3 million of income tax benefits relating to the utilization of loss carryforwards in a foreign jurisdiction for which no benefit had previously been recognized for financial reporting purposes.

        For the first quarter of 2008, the Company's effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the income tax benefits arising from the change in APB 23 assertion and the lower net effective income tax rate on foreign earnings, partially offset by state income taxes. For the three months ended March 31, 2007, the effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the reversal of $34.4 million of tax accruals and related interest and, to a lesser extent, the lower net effective income tax rate on foreign earnings, partially offset by state income taxes. Including the items noted above, the Company's expected 2008 full year effective income tax rate is 29.6%.

Liquidity and Capital Resources

        The information in this section sets forth material changes in and updates to material information contained in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and should be read in conjunction with that discussion. Accordingly, the discussion that follows contains:

  •
  an updated description of the Company's material commitments and contingencies;

  •
  an updated description of the Company's principal sources of liquidity;

  •
  an updated description of the Company's outstanding indebtedness;

  •
  an analysis of the Company's historical cash flows and changes of working capital for the three months ended March 31, 2008;

  •
  an updated description of the Company's derivative financial instruments; and

  •
  a description of changes in the Company's shareholders' equity for the three months ended March 31, 2008.

Material Commitments and Contingencies

Asbestos Settlement and Related Costs

        The Company recorded a charge of $850.1 million in the fourth quarter of 2002, of which $512.5 million is to be utilized for a cash payment that the Company is required to make upon the effectiveness of a plan of reorganization in the bankruptcy of W.R. Grace & Co. The Company did not use cash in any period with respect to this liability, and the Company cannot predict when it will be required to make this payment. While Grace has said publicly that it is optimistic that it will reach its goal of confirming a plan of reorganization by the end of this year or early in 2009, the Company does not know whether or when a final plan of reorganization will become effective or whether the final plan will be consistent with the terms of the Settlement agreement. The Company currently expects to fund this payment by using a combination of accumulated cash and future cash flows from operations and funds available under its $500.0 million senior unsecured multi-currency credit facility or its accounts receivable securitization program, both described below, or a combination of these alternatives. The cash payment of $512.5 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. The Company has recorded this accrued interest in asbestos settlement liability and related accrued interest in its condensed consolidated balance sheets, and these amounts were $167.6 million at March 31, 2008 and $158.4 million at December 31, 2007.

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, "Commitments and Contingencies," of Notes to Condensed Consolidated Financial Statements under the caption "Asbestos Settlement and Related Costs" is incorporated herein by reference.

Cryovac Transaction; Contingencies Related to the Cryovac Transaction

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, "Commitments and Contingencies," of Notes to Condensed Consolidated Financial Statements under the caption "Cryovac Transaction; Contingencies Related to the Cryovac Transaction" is incorporated herein by reference.

Compliance Matters

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, "Commitments and Contingencies," of Notes to Condensed Consolidated Financial Statements under the caption "Compliance Matters" is incorporated herein by reference.

Principal Sources of Liquidity

        The Company requires cash to pay its operating expenses, make capital expenditures and service its debt and other long-term liabilities. The Company's principal sources of liquidity are cash flows from operations, accumulated cash and amounts available under its existing lines of credit described below, including the credit facility and the ANZ facility, and its accounts receivable securitization program.

Cash and Cash Equivalents

        The following table summarizes the Company's accumulated cash and cash equivalents (dollars in millions):

	March 31, 2008	December 31, 2007
Cash and cash equivalents	$430.9	$430.3

Cash Flows from Operations

        The Company generates substantial cash flows from operations and expects that it will continue to generate substantial cash flows from operations. See "Analysis of Historical Cash Flows" below.

Lines of Credit

        The following table summarizes the Company's available lines of credit and committed and uncommitted lines of credit, including the credit facility and the ANZ facility discussed below, at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Used lines of credit	$54.9	$46.4
Unused lines of credit	858.7	823.8

Total available lines of credit	$913.6	$870.2

Available lines of credit—committed	$656.4	$646.0
Available lines of credit—uncommitted	257.2	224.2

Total available lines of credit	$913.6	$870.2

        The Company's principal credit lines were all committed and consisted of the credit facility and the ANZ facility. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

Revolving Credit Facilities

        The Credit Facility—As of March 31, 2008, the Company had not borrowed under its $500.0 million unsecured multi-currency revolving credit facility since its inception in July 2005. In April 2008, the Company borrowed $165.0 million from this facility to retire a portion of its 5.375% senior notes. See"Senior Notes," of Note 10, "Debt and Credit Facilities," of Notes to Condensed Consolidated Financial Statements for further information.

        ANZ Facility—The Company has a 170.0 million Australian dollar, dual-currency revolving credit facility, known as the ANZ facility, equivalent to U.S. $156.4 million at March 31, 2008, due March 2010. The Company did not borrow under the ANZ facility during the first three months of 2008.

        See Note 10, "Debt and Credit Facilities," of Notes to Condensed Consolidated Financial Statements for further discussion.

Accounts Receivable Securitization Program

        The Company's $135.0 million receivables program has an expiration date of December 7, 2012. The receivables program contains financial covenants relating to the Company's interest coverage and debt leverage. The Company was in compliance with these covenants at March 31, 2008.

        The Company's receivables funding subsidiary did not sell any receivables interests under the receivables program during the first three months of 2008, and therefore the Company did not remove any related amounts from the consolidated assets reflected on the Company's condensed consolidated balance sheet at March 31, 2008.

        In April 2008, the Company utilized the entire $135.0 million available to the Company under its accounts receivable securitization program and these funds were used to retire a portion of the Company's 5.375% senior notes due April 15, 2008, the maturity date.

        See Note 6,"Accounts Receivable Securitization Program," of Notes to Condensed Consolidated Financial Statements for additional information concerning this program.

Debt Ratings

        The Company's cost of capital and ability to obtain external financing may be affected by its debt ratings, which the credit rating agencies review periodically. On May 2, 2008, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. lowered the Company's long-term senior unsecured debt rating from BBB (negative outlook) to BBB- (stable outlook). The Company does not expect that this lowered rating will have a significant effect on the Company's access to capital or its borrowing costs. The Company's long-term senior unsecured debt rating is currently rated Baa3 (stable outlook) by Moody's Investors Service, Inc.

        These ratings are among the ratings assigned by each of these organizations for investment grade long-term senior unsecured debt. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

Outstanding Indebtedness

        The Company's total debt outstanding consisted of the amounts set forth on the following table (dollars in millions):

	March 31, 2008	December 31, 2007
Short-term borrowings	$45.0	$36.5
Current portion of long-term debt	305.8	303.7

Total current debt	350.8	340.2
Total long-term debt, less current portion	1,530.7	1,531.6

Total debt	$1,881.5	$1,871.8

        Included in the Company's long-term debt is approximately $1,506.0 million of senior notes with various maturities. On April 15, 2008, the Company retired its 5.375% senior notes on the maturity date. These notes had a face value of $300.0 million and were included in current portion of long-term debt in the table above. See Note 10, "Debt and Credit Facilities," of Notes to Condensed Consolidated Financial Statements for further information on the Company's debt.

Analysis of Historical Cash Flows

        The following table summarizes the Company's changes in cash flows for the quarter ended March 31, 2008 and 2007 (dollars in millions):

	Quarter Ended March 31,
	2008	2007
Net cash provided by operating activities	$31.7	$81.0
Net cash used in investing activities	(41.0)	(24.5)
Net cash used in financing activities	(38.9)	(20.3)

Net Cash Provided by Operating Activities

        The $49.3 million decrease in cash provided from operating activities was primarily due to the following factors:

  •
  a decrease in net earnings adjusted for non-cash activity of $37.9 million in 2008;

  •
  an increase in cash used for accounts payable balances of $20.0 million in 2008, primarily due to the timing of payments;

  •
  an increase in cash used for other current liabilities of $25.6 million in 2008, which was primarily due to the timing of payments including higher payments in 2008 related to accrued payroll of $7.5 million and distributor rebates of $4.8 million;

    partially offset by;

  •
  an increase in income taxes payable of $16.8 million in 2008 compared with a decrease in income taxes payable of $15.7 million in 2007. The change in 2008 compared with 2007 was primarily due to the reversal of income tax accruals and related interest of $34.4 million in 2007 and lower income tax payments in 2008.

Net Cash Used in Investing Activities

        The $16.5 million increase in cash used for investing activities was primarily due to the following:

  •
  cash received of $36.0 million in 2007 for the PolyMask transaction;

    partially offset by;

  •
  cash used of $7.7 million for businesses acquired in 2007 primarily for Pack Tiger; and

  •
  a decrease of $10.4 million in capital expenditures in 2008. Capital expenditures were $40.5 million in 2008, which included $8.7 million related to the Company's global manufacturing strategy. Capital expenditures were $50.9 million in 2007, which included $11.2 million related to the Company's global manufacturing strategy.

        The Company expects to continue to invest capital as it deems appropriate to expand its business, to replace depreciating property, plant and equipment, to acquire new manufacturing technology and to improve productivity. Taking into account capital expenditures in 2008 of $70.0 million for the Company's global manufacturing strategy, the Company expects total capital expenditures in 2008 to be in the range of $175.0 million to $200.0 million. This projection is based upon the Company's capital expenditure budget for 2008, the status of approved but not yet completed capital projects, anticipated future projects including the implementation of the Company's global manufacturing strategy and historic spending trends.

Net Cash Used in Financing Activities

        The $18.6 million increase in cash used for financing activities was primarily due to the following:

  •
  cash used of $27.1 million in 2008 for the repurchase of the Company's common stock, as discussed in "Repurchases of Common Stock" below.

  •
  higher cash payments for dividends on the Company's common stock of $3.3 million in 2008 compared with 2007, primarily due to the increase in the cash dividend per common share in 2008 as discussed above. The Company used cash of $19.4 million in 2008 to pay its quarterly cash dividend compared with $16.1 million in 2007;

    partially offset by;

  •
  an increase in net debt proceeds of $12.5 million in 2008. Net debt proceeds were $7.6 million in 2008 compared with net debt repayments of $4.9 million in 2007. Net debt proceeds in 2008 include short-term borrowings of $8.5 million primarily to support the Company's new manufacturing plant in China.

Repurchases of Common Stock

        During the first quarter of 2008, the Company repurchased 1,157,900 shares of its common stock, par value $0.10 per share, in open market purchases at a cost of $29.1 million. These amounts include 80,000 shares of common stock purchased in the first quarter of 2008 at a cost of $2.0 million that had settlement dates after March 31, 2008. The average price per share of these common stock repurchases was $25.13. During the same period of 2007, the Company did not repurchase any shares of its common stock, par value $0.10 per share, in open market purchases.

        The Company made the share repurchases under the share repurchase program adopted by the Company's Board of Directors in August 2007. The Board of Directors authorized the Company to repurchase in the aggregate up to 20 million shares of its issued and outstanding common stock. This program replaced the Company's prior share repurchase program, which was terminated in 2007. This 2007 program has no set expiration date, and the Company may from time to time continue to repurchase its common stock. See Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds," for further information on the share repurchase program.

Changes in Working Capital

        At March 31, 2008, working capital (current assets less current liabilities) was $285.4 million compared with $194.5 million at December 31, 2007. The $90.9 million, or 47%, increase in the Company's working capital during the first three months of 2008 resulted primarily from the following changes:

  •
  an increase in receivables of $6.4 million. This increase was primarily due to the effects of foreign currency translation of $33.3 million and net sales in 2008, offset by cash collections including cash received for vendor rebates receivable;

  •
  an increase in inventories of $60.7 million; primarily due to the effects of foreign currency translation of $26.1 million and an increase in finished goods inventory primarily for the Food Packaging segment, which based on its manufacturing schedule typically builds inventory in the first quarter of the year;

  •
  a net decrease in other current liabilities of $29.2 million due to the following;

  •
  a decrease in accrued payroll of $34.1 million, primarily due to payments of payroll-related costs including the Company's annual management incentive compensation and its contribution to its profit sharing plan;

  •
  a decrease in accrued customer volume rebates of $23.1 million due to the timing of payments;

    partially offset by:

    •
    an increase in income taxes payable of $17.4 million, primarily due to the current tax provision, partially offset by income tax payments.

        These items were partially offset by an increase in short-term borrowings of $8.5 million, primarily to support the Company's new manufacturing plant in China and, an increase in accrued interest of $9.2 million related to the Company's asbestos settlement liability.

Current and Quick Ratios

        The ratio of current assets to current liabilities, known as the current ratio, was 1.2 at March 31, 2008 and 1.1 at December 31, 2007. The ratio of current assets less inventory to current liabilities, known as the quick ratio, was 0.8 at March 31, 2008 and December 31, 2007.

Derivative Financial Instruments

Interest Rate Swaps

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, "Derivatives and Hedging Activities," of Notes to Condensed Consolidated Financial Statements under the caption "Interest Rate Swaps" is incorporated herein by reference.

Foreign Currency Forward Contracts and Foreign Exchange Option Contracts

        At March 31, 2008, the Company was party to foreign currency forward contracts and foreign exchange option contracts, which did not have a significant impact on the Company's liquidity.

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, "Derivatives and Hedging Activities," of Notes to Condensed Consolidated Financial Statements under the caption "Foreign Currency Forward Contracts" is incorporated herein by reference.

        For further discussion about these contracts and other financial instruments, see Part I, Item 3, "Quantitative and Qualitative Disclosures about Market Risk."

Shareholders' Equity

        The Company's shareholders' equity was $2,133.5 million at March 31, 2008 and $2,019.6 million at December 31, 2007.

        Shareholders' equity increased $113.9 million, or 6%, in the first three months of 2008 primarily due to the following:

  •
  net earnings of $60.8 million; and

  •
  positive foreign currency translation adjustment of $98.0 million;

    partially offset by;

  •
  repurchases of the Company's common stock at a cost of $29.1 million; and

  •
  dividends paid on common stock of $19.4 million.

Recently Issued Accounting Standards

        The Company is subject to recently issued statements of financial accounting standards, accounting guidance and disclosure requirements. Note 2, "Recent Accounting Pronouncements," of Notes to Condensed Consolidated Financial Statements, which is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q describes these new accounting pronouncements and is incorporated herein by reference.

Critical Accounting Policies and Estimates

        For a discussion of the Company's critical accounting policies and estimates, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Non U.S. GAAP Information

        The Company's management from time to time presents information that does not conform to U.S. GAAP. In this Quarterly Report on Form 10-Q, the Company has presented changes in net sales, Company-wide and by segment and Other, excluding items that are included in U.S. GAAP calculations of such measures. The excluded items, as applicable, are the effects of foreign currency translation, the sale of a minor product line in 2007 in the Protective Packaging segment, and certain sales related to acquisitions in Other Net Sales. Presenting net sales figures excluding these items aids in the comparisons with other periods. The Company's management generally uses changes in net sales excluding these items to measure the performance of the Company's operations. Growth in net sales, adjusted to eliminate the effects of specified items that would otherwise be included under U.S. GAAP, is among the criteria upon which the Company may determine performance-based compensation. Thus, management believes that this information may be useful to investors.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        The Company is exposed to market risk from changes in its investments, interest rates, foreign currency exchange rates and commodity prices, which may adversely affect its consolidated financial condition and results of operations. The Company seeks to minimize these risks through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company does not purchase, hold or sell derivative financial instruments for trading purposes.

Investments

        In the first quarter of 2008 and over the last several months of 2007, the Company's auction rate securities have been exposed to market risk related to changes in conditions in the U.S. financial markets. As a result of continuing liquidity conditions affecting capital markets, particularly in the U.S., specifically for asset-backed securities, every auction held by the issuers for the Company's auction rate securities in 2008 and over the last several months of 2007 failed. The Company has recorded unrealized losses included in accumulated other comprehensive income of $6.0 million ($3.7 million net of taxes) for the reduction in fair market value of these securities at March 31, 2008. The unrealized losses recorded in the three months ended March 31, 2008 were $2.1 million ($1.3 million net of taxes), which is included in other comprehensive income. The Company believes that this is indicative of the severe pressure from the sub-prime lending collapse that began during the second half of 2007, rather than specific concerns with respect to the issuers of the auction rate securities or the securities themselves. The Company has continued to receive interest payments on a timely basis from the issuers of these securities. In the three months ended March 31, 2008, the Company has received interest payments of $0.6 million. At March 31, 2008, Moody's Investors Service's ratings of these securities ranged from Aa to Aaa and Standard and Poor's ratings ranged from AA to AAA.

        Based on the Company's ability and intent to hold its investments in auction rate securities for a reasonable period of time sufficient for an anticipated recovery of its cost, the Company does not consider its auction rate securities investments to be other-than-temporarily impaired at March 31, 2008. However, if liquidity conditions relating to these asset-backed securities or the issuers worsen, the Company may change its current accounting treatment of temporary impairment to other-than-temporary impairment, which would result in the recognition of losses on the condensed consolidated statements of operations. The Company believes that it has sufficient liquidity to meet its operating cash needs without the sale of these securities.

        The Company's auction rate securities are described in more detail in Note 5, "Available-for-Sale Investments," of Notes to Condensed Consolidated Financial Statements.

Interest Rates

        From time to time, the Company may use interest rate swaps, collars or options to manage its exposure to fluctuations in interest rates.

        The Company's interest rate swaps are described in Note 11, "Derivatives and Hedging Activities," of Notes to Condensed Consolidated Financial Statements, which is contained in Part I, Item 1 and in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Derivative Financial Instruments—Interest Rate Swaps" contained in Part I, Item 2 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

        At March 31, 2008, the Company had no collars or options outstanding.

        The carrying value of the Company's total debt, which includes the impact of outstanding interest rate swaps, was $1,881.5 million at March 31, 2008 and $1,871.8 million at December 31, 2007. The Company's fixed rate debt, including the impact of interest rate swaps, was $1,525.4 million at March 31, 2008 and $1,526.1 million at December 31, 2007. The fair value of the Company's fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total debt, including the impact of outstanding interest rate swaps, was $1,816.9 million at March 31, 2008 compared with $1,818.4 million at December 31, 2007. A hypothetical 10% decrease in interest rates would result in an increase of $75.0 million in the fair value of the total debt balance at March 31, 2008. These changes in the fair value of the Company's fixed rate debt do not alter the Company's obligations to repay the outstanding principal amount of such debt.

Foreign Exchange Rates

        The Company uses foreign currency forward contracts to fix the amount payable on transactions denominated in foreign currencies. The Company also uses foreign exchange options to manage exposure due to foreign exchange rates. A hypothetical 10% adverse change in foreign exchange rates at March 31, 2008 would have caused the Company to pay approximately $24.0 million to terminate these contracts.

        The Company's foreign currency forward contracts are described in Note 11, "Derivatives and Hedging Activities," of Notes to Condensed Consolidated Financial Statements, which is contained in Part I, Item 1 and in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Derivative Financial Instruments—Foreign Currency Forward Contracts," contained in Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

        There has not been any change in the Company's internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, "Commitments and Contingencies," of Notes to Condensed Consolidated Financial Statements under the captions "Asbestos Settlement and Related Costs," "Cryovac Transaction; Contingencies Related to the Cryovac Transaction," and "Compliance Matters" is incorporated herein by reference. See also Part I, Item 3, "Legal Proceedings," of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 1A.    Risk Factors.

        See Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There are no material changes from the risk factors that the Company previously disclosed in that Form 10-K. Except as required by the federal securities laws, the Company undertakes no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

Cautionary Notice Regarding Forward-Looking Statements

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

  •
  supply chain issues, including transportation and freight costs and availability;

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

  •
  factors affecting the customers, industries and markets that use the Company's materials and systems, including trends affecting demand for particular types of packaging and the effects of rising grain prices and poor weather on food processors;

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

  (c)
  Issuer Purchases of Equity Securities

        The table below sets forth the total number of shares of the Company's common stock, par value $0.10 per share, that the Company repurchased in each month of the quarter ended March 31, 2008, the average price paid per share and the maximum number of shares that may yet be purchased under the Company's publicly announced plans or programs.

Period	Total Number of Shares Purchased(1) (a)	Average Price Paid per Share(1) (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2) (d)
Balance as of December 31, 2007				20,000,000
January 1, 2008 through January 31, 2008	20,000	$26.06	20,000	19,980,000
February 1, 2008 through February 29, 2008	483,359	$25.65	457,900	19,522,100
March 1, 2008 through March 31, 2008	684,874	$24.76	680,000	18,842,100

Total	1,188,233	$25.13	1,157,900	18,842,100

(1)
The Company purchased all shares during the quarter ended March 31, 2008 pursuant to its publicly announced program (described below and under the caption, "Repurchases of Capital Stock," in "Management's Discussion and Analysis of Financial Condition and Results of Operations," set forth in Part I, Item 2 of this quarterly report on Form 10-Q), except for (a) shares withheld from awards under the Company's 1998 contingent stock plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having the Company withhold shares from an award under that plan and (b) shares reacquired pursuant to the forfeiture provision of the Company's 2005 contingent stock plan. (See table below.) The Company reports price calculations in column (b) in the table above only for shares purchased as part of its publicly announced program and includes commissions. For shares withheld for tax withholding obligations or other legally required charges, the Company withholds shares at a price equal to their fair market value. The Company does not make payments for shares reacquired by the Company pursuant to the relevant provisions of the 2005 contingent stock plan as those shares are simply forfeited.

Period	Shares withheld for tax obligations and charges (a)	Average withholding price for shares in column "a" (b)	Forfeitures under 2005 Contingent Stock Plan (c)	Total (d)
January 2008	—	—	—	—
February 2008	24,459	$25.78	1,000	25,459
March 2008	2,874	$25.78	2,000	4,874

Total	27,333	$25.78	3,000	30,333
(2)
On August 9, 2007, the Company announced that its Board of Directors had approved a new share repurchase program, authorizing the Company to repurchase in the aggregate up to 20 million shares of its issued and outstanding common stock. This new program replaced the Company's prior share repurchase program, which was terminated. Through March 31, 2008, the Company had repurchased 1,157,900 shares of the Company's common stock under the new program, leaving 18,842,100 shares of common stock authorized for repurchase under the new program. The new program has no set expiration date.

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
10.1
Sealed Air Corporation Annual Incentive Plan, adopted February 19, 2008, subject to stockholder approval in part at the 2008 Annual Meeting. (Exhibit 10.1 to the Company's Current Report on Form 8-K, Date of Report February 19, 2008, File No. 1-12139, is incorporated herein by reference.)*
10.2
Sealed Air Corporation Policy on Recoupment of Incentive Compensation from Executives in the Event of Certain Restatements. (Exhibit 10.1 to the Company's Current Report on Form 8-K, Date of Report March 20, 2008, File No. 1-12139, is incorporated herein by reference.)*
10.3	Employment Contract of Jean-Marie Demeautis, Vice President, dated June 1, 1981 (English translation of surviving provisions).*
31.1	Certification of William V. Hickey pursuant to Rule 13a-14(a), dated May 9, 2008.
31.2	Certification of David H. Kelsey pursuant to Rule 13a-14(a), dated May 9, 2008.
32	Certification of William V. Hickey and David H. Kelsey, pursuant to 18 U.S.C. § 1350, dated May 9, 2008.

*
Compensatory plan or arrangement of management required to be filed as an exhibit to this report on Form 10-Q.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEALED AIR CORPORATION
Date: May 9, 2008	By:	/s/ JEFFREY S. WARREN Jeffrey S. Warren Controller (Duly Authorized Executive Officer and Chief Accounting Officer)