Form 10-Q
period 2008-06-30
SEALED AIR CORP/DE
filed 2008-08-08
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or
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

        There were 158,089,291 shares of the registrant's common stock, par value $0.10 per share, issued and outstanding as of July 31, 2008.

 SEALED AIR CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales:
Food Packaging	$518.9	$462.6	$987.2	$899.8
Food Solutions	259.4	237.7	495.1	452.4
Protective Packaging	391.6	370.3	764.5	741.0
Other	108.9	74.8	209.4	146.9

Total net sales	1,278.8	1,145.4	2,456.2	2,240.1
Cost of sales	948.6	822.1	1,820.9	1,602.6

Gross profit	330.2	323.3	635.3	637.5
Marketing, administrative and development expenses	203.3	189.0	389.7	366.9
Restructuring and other charges	0.5	0.2	2.5	0.6

Operating profit	126.4	134.1	243.1	270.0
Interest expense	(30.3)	(35.1)	(65.7)	(70.8)
Gain on sale of equity method investment	—	—	—	35.3
Impairment of available-for-sale securities	(10.0)	—	(10.0)	—
Other (expense) income, net	(2.1)	8.5	(1.9)	13.1

Earnings before income tax provision	84.0	107.5	165.5	247.6
Income tax provision	21.4	33.6	42.1	46.7

Net earnings	$62.6	$73.9	$123.4	$200.9

Net earnings per common share:
Basic	$0.40	$0.46	$0.78	$1.26

Diluted	$0.34	$0.40	$0.67	$1.07

Dividends paid per common share	$0.12	$0.10	$0.24	$0.20

Weighted average number of common shares outstanding:
Basic	158.0	160.0	158.9	160.0

Diluted	189.8	191.3	190.6	191.3

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$267.0	$430.3
Receivables, net of allowance for doubtful accounts of $18.0 in 2008 and $16.2 in 2007	716.7	789.8
Inventories	655.1	581.7
Other current assets	139.2	134.3

Total current assets	1,778.0	1,936.1
Property and equipment, net	1,140.4	1,080.1
Goodwill	1,975.0	1,969.7
Non-current investments—available-for-sale securities	33.0	40.8
Other assets, net	455.2	411.6

Total assets	$5,381.6	$5,438.3

Liabilities and shareholders' equity
Current liabilities:
Short-term borrowings	$51.8	$36.5
Current portion of long-term debt	243.6	303.7
Accounts payable	319.4	316.3
Asbestos settlement liability and related accrued interest	689.4	670.9
Other current liabilities	409.0	414.2

Total current liabilities	1,713.2	1,741.6
Long-term debt, less current portion	1,365.5	1,531.6
Other liabilities	168.4	145.5

Total liabilities	3,247.1	3,418.7
Commitments and contingencies
Shareholders' equity
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2008 and 2007	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 167,948,065 in 2008 and 167,741,721 in 2007; shares outstanding: 158,261,841 in 2008 and 161,627,030 in 2007	16.8	16.8
Common stock reserved for issuance related to asbestos settlement, $0.10 par value per share, 18,000,000 shares in 2008 and 2007	1.8	1.8
Additional paid-in capital	1,095.1	1,086.1
Retained earnings	1,345.7	1,260.8

	2,459.4	2,365.5

Unamortized pension items, net of taxes	(55.3)	(58.2)
Cumulative translation adjustment, net of taxes	99.4	(4.0)
Unrealized gain on derivative instruments, net of taxes	4.8	5.6
Unrealized loss on available-for-sale securities, net of taxes	(1.1)	(2.4)

Accumulated other comprehensive income (loss)	47.8	(59.0)

Common stock in treasury, 9,686,224 shares in 2008 and 6,114,691 shares in 2007	(372.7)	(286.9)

Total shareholders' equity	2,134.5	2,019.6

Total liabilities and shareholders' equity	$5,381.6	$5,438.3

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$123.4	$200.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	87.7	81.9
Amortization of senior debt related items and other	0.9	1.3
Impairment of available-for-sale securities	10.0	—
Deferred taxes, net	(8.9)	(1.7)
Gain on sale of equity method investment	—	(35.3)
Net (gain) loss on disposals of property and equipment and other	(0.2)	0.4
Changes in operating assets and liabilities, net of effects of businesses acquired:
Receivables, net	(24.7)	(9.7)
Accounts receivable securitization program	135.0	—
Inventories	(44.2)	(55.0)
Other current assets	(23.0)	(0.1)
Other assets, net	2.0	4.4
Accounts payable	(9.1)	5.3
Income taxes payable	2.1	(55.0)
Other current liabilities	(13.7)	(6.1)
Other liabilities	(2.5)	(0.4)

Net cash provided by operating activities	234.8	130.9

Cash flows from investing activities:
Capital expenditures for property and equipment	(95.7)	(110.4)
Purchases of available-for-sale securities	—	(268.9)
Sales of available-for-sale securities	—	263.1
Businesses acquired in purchase transactions, net of cash and cash equivalents acquired	(2.9)	(7.7)
Proceeds from sale of equity method investment	—	36.0
Other investing activities	(0.1)	(3.7)

Net cash used in investing activities	(98.7)	(91.6)

Cash flows from financing activities:
Payments of long-term debt	(395.3)	(2.7)
Proceeds from long-term debt	166.1	—
Dividends paid on common stock	(38.5)	(32.3)
Repurchases of common stock	(84.7)	(4.5)
Proceeds from common stock option exercises	—	0.7
Net proceeds from short-term borrowings	15.4	13.0
Payments of senior debt issuance costs	—	(0.2)

Net cash used in financing activities	(337.0)	(26.0)

Effect of exchange rate changes on cash and cash equivalents	37.6	(7.2)

Cash and cash equivalents:
Net change during the period	(163.3)	6.1
Balance, beginning of period	430.3	373.1

Balance, end of period	$267.0	$379.2

Supplemental cash flow items:
Interest payments, net of amounts capitalized	$50.4	$50.6

Income tax payments	$59.2	$105.1

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net earnings	$62.6	$73.9	$123.4	$200.9
Other comprehensive income:
Amortization of deferred pension items, net of income tax expense of $0.3 for the three months ended June 30, 2008, $0.6 for the three months ended June 30, 2007, $0.5 for the six months ended June 30, 2008 and $1.1 for the six months ended June 30, 2007	1.5	1.4	2.9	2.7
Unrealized losses on derivative instruments, net of income tax benefit of $0.1 for the three months ended June 30, 2008, $0.2 for the three months ended June 30, 2007, $0.3 for the six months ended June 30, 2008 and $0.2 for the six months ended June 30, 2007	(0.5)	(0.5)	(0.8)	(0.5)
Recognition of other than temporary impairment of available-for-sale securities, net of income tax benefit of $3.9	6.1	—	6.1	—
Unrealized losses on available-for-sale securities, net of income tax benefit of $2.2 for the three months ended June 30, 2008 and $3.0 for the six months ended June 30, 2008	(3.5)	—	(4.8)	—
Foreign currency translation adjustments	5.4	11.4	103.4	34.1

Comprehensive income	$71.6	$86.2	$230.2	$237.2

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

Basis of Consolidation

        The condensed consolidated financial statements include all the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's condensed consolidated balance sheet as of June 30, 2008 and the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 have been made. The results set forth in the condensed consolidated statements of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. All amounts are approximate due to rounding.

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

(2) Recent Accounting Pronouncements

Adopted in 2008

  SFAS 157

        In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," or SFAS No. 157. On January 1, 2008, the Company adopted SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position 157-2, or FSP 157-2, which delays the effective

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(2) Recent Accounting Pronouncements (Continued)

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

Pending Adoption

  FSP EITF 03-6-1

        In June 2008, the FASB issued FSP No. Emerging Issues Task Force ("EITF") 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per common share under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, "Earnings per Share." This FSP is effective for the Company beginning January 1, 2009. All prior period earnings per common share data presented shall be adjusted retrospectively to conform to the provisions of this FSP. Early application is not permitted. The Company is currently evaluating the impact of the adoption of this FSP on its consolidated financial statements.

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

  SFAS 160

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51." SFAS No. 160

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(2) Recent Accounting Pronouncements (Continued)

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

  SFAS 162

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States ("the GAAP hierarchy"). The standard is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company is currently evaluating the impact, if any, of the adoption of SFAS No. 162 on its consolidated financial statements.

  FSP FAS 142-3

        In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets". FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142. FSP 142-3 is effective for the Company beginning January 1, 2009. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The impact of adopting this FSP will be dependent on any future intangible assets that may be acquired by the Company.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(3) Business Segment Information

        The following tables show net sales, depreciation and amortization, operating profit and assets by business segment and other:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales:
Food Packaging	$518.9	$462.6	$987.2	$899.8
Food Solutions	259.4	237.7	495.1	452.4
Protective Packaging	391.6	370.3	764.5	741.0
Other	108.9	74.8	209.4	146.9

Total	$1,278.8	$1,145.4	$2,456.2	$2,240.1

Depreciation and amortization:
Food Packaging	$19.4	$19.1	$37.2	$38.5
Food Solutions	8.4	8.1	16.4	15.3
Protective Packaging	10.8	11.0	25.4	22.2
Other	4.4	3.1	8.7	5.9

Total	$43.0	$41.3	$87.7	$81.9

Operating profit(1):
Food Packaging	$57.0	$53.5	$113.2	$109.3
Food Solutions	18.3	21.8	35.2	41.2
Protective Packaging	49.3	50.1	90.7	103.6
Other	2.3	8.9	6.5	16.5

Total segments and other	126.9	134.3	245.6	270.6
Restructuring and other charges(2)	0.5	0.2	2.5	0.6

Total	$126.4	$134.1	$243.1	$270.0

	June 30, 2008	December 31, 2007
Assets(3):
Trade receivables, net and finished goods inventory, net
Food Packaging	$464.5	$476.4
Food Solutions	232.2	215.1
Protective Packaging	305.5	337.5
Other	77.0	69.5

Total segments and other	1,079.2	1,098.5
Assets not allocated(3)	4,302.4	4,339.8

Total	$5,381.6	$5,438.3

(1)
Before taking into consideration restructuring and other charges.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(3) Business Segment Information (Continued)

(2)
The restructuring and other charges by business segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Food Packaging	$0.3	$0.1	$2.2	$0.1
Food Solutions	0.2	—	0.2	0.1
Protective Packaging	—	0.1	0.1	0.4

Total	$0.5	$0.2	$2.5	$0.6

(3)
Only assets which are identifiable by segment and reviewed by the Company's chief operating decision maker by segment are allocated to the reportable segment assets. Allocated assets include trade accounts receivable, net, and finished goods inventory, net. All other assets are included in "Assets not allocated." Assets not allocated include goodwill of $1,975.0 million at June 30, 2008 and $1,969.7 million at December 31, 2007 and total property and equipment, net, of $1,140.4 million at June 30, 2008 and $1,080.1 million at December 31, 2007.

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

        The allocation of goodwill in accordance with the provisions of SFAS No. 142 and the changes in the six months ended June 30, 2008 by the Company's segment reporting structure were as follows:

	Balance at December 31, 2007	Goodwill Acquired	Foreign Currency Translation and Other	Balance at June 30, 2008
Food Packaging	$388.0	$—	$0.6	$388.6
Food Solutions	149.7	—	0.2	149.9
Protective Packaging	1,275.2	1.3	2.1	1,278.6
Other	156.8	—	1.1	157.9

Total	$1,969.7	$1.3	$4.0	$1,975.0

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(4) Cost Reduction and Productivity Program, Global Manufacturing Strategy, Restructuring and Other Charges

Cost Reduction and Productivity Program

        On July 30, 2008, the Company announced that it is implementing a targeted cost reduction and productivity program consistent with its strategic and financial goals, which is a separate program from its previously-announced global manufacturing strategy detailed below. The decision to implement the program was based on continuing challenging economic conditions globally and the desire to advance the Company's long term growth initiatives that require a more flexible and nimble operating platform to better serve the Company's customers.

        In the United States, the Company is offering a voluntary termination severance program that became effective as of the July 30, 2008 announcement. In addition, the Company is implementing targeted reductions across its global platform, including additional involuntary reductions in the United States. This program is expected to reduce employment by 900 to 1,000, or approximately 5% of the Company's workforce, and result in the closure or consolidation of several smaller facilities. The estimated completion date of this program is March 31, 2009, with the majority of the program expected to be implemented during 2008.

        While the Company has not yet completed its analysis, the Company expects that pre-tax severance costs associated with this program will be between $50.0 and $60.0 million. These costs are expected to be incurred during the second half of 2008, with cash payments starting in 2008, continuing in 2009 and at a more modest level beyond 2009. Other associated costs cannot yet be estimated.

        The Company will provide additional estimates, or ranges of estimates, concerning the costs and charges expected to be incurred in connection with the program as additional information becomes available.

Global Manufacturing Strategy

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

        In July 2006, the Company announced the first phase of this multi-year global manufacturing strategy. The capital expenditures and associated costs and related restructuring and other charges for this strategy in the six months ended June 30, 2008 and 2007 and the total amounts incurred since inception of this multi-year strategy as of June 30, 2008 are included in the table below. In the fourth quarter of 2007, the Company revised the expected range of associated costs and restructuring and other charges. The Company currently expects capital expenditures to be approximately $70.0 million and associated costs and restructuring and other charges to be approximately $30.0 million in 2008. The

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(4) Cost Reduction and Productivity Program, Global Manufacturing Strategy, Restructuring and Other Charges (Continued)

actual timing of these expenditures, costs and other charges is subject to change due to a variety of factors.

	Three Months Ended June 30,		Six Months Ended June 30,
					Total Cumulative Incurred as of June 30, 2008
	2008	2007	2008	2007
Capital expenditures	$18.8	$15.5	$27.5	$26.7	$100.2
Associated costs(1)	1.3	3.3	3.7	5.8	18.9
Restructuring and other charges(2)	0.5	—	2.5	—	15.0

(1)
The associated costs principally include facility start-up costs, which are primarily included in cost of sales on the condensed consolidated statements of operations. These charges by business segment and other were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Food Packaging	$0.6	$3.2	$1.4	$5.6
Food Solutions	0.4	—	0.4	—
Protective Packaging	0.4	—	1.7	—
Other	(0.1)	0.1	0.2	0.2

Total	$1.3	$3.3	$3.7	$5.8

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

        The components of the restructuring accrual, spending and other activity through June 30, 2008 and the accrual balance remaining at June 30, 2008 were as follows:

Employee Termination Costs
Restructuring accrual at December 31, 2007	$8.2
Cash payments during 2008	(3.2)
Additional accrual	1.9

Restructuring accrual at June 30, 2008	$6.9

        The Company expects to pay $5.0 million of the accrual balance remaining at June 30, 2008 within the next twelve months. This amount is included in other current liabilities on the condensed

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(4) Cost Reduction and Productivity Program, Global Manufacturing Strategy, Restructuring and Other Charges (Continued)

consolidated balance sheet at June 30, 2008. The remaining accrual of $1.9 million is expected to be paid in 2009 and 2010 and is included in other liabilities on the condensed consolidated balance sheet at June 30, 2008.

(5) Available-for-Sale Investments

        The following tables summarize the Company's available-for-sale investments classified as non-current assets that are carried at fair market value on the condensed consolidated balance sheets at June 30, 2008 and December 31, 2007:

June 30, 2008	Original Cost	Gross Unrealized Losses	Gross Other Than Temporary Impairment	Estimated Fair Market Value
Auction rate securities:
Debt instruments with contractual maturity dates in 2021, 2033, and 2036	$24.7	$(1.7)	$(1.4)	$21.6
Contingent capital securities with no maturity dates	20.0	—	(8.6)	11.4

Total	$44.7	$(1.7)	$(10.0)	$33.0

December 31, 2007	Original Cost	Gross Unrealized Losses	Estimated Fair Market Value
Auction rate securities:
Debt instruments with contractual maturity dates in 2021, 2033, and 2036	$24.7	$(0.7)	$24.0
Contingent capital securities with no maturity dates	20.0	(3.2)	16.8

Total	$44.7	$(3.9)	$40.8

        At June 30, 2008 and December 31, 2007, the Company held investments in auction rate securities. These auction rate securities consisted of two contingent capital securities that are convertible into perpetual preferred stock of Ambac Assurance Corporation ("AMBAC"), the issuer, and three debt instruments issued by Primus Financial Products LLC (maturity date 2021), River Lake Insurance Company, a wholly-owned subsidiary of Genworth Financial, Inc. (maturity date 2033) and Ballantyne Re Plc (maturity date 2036). These five securities are typically re-auctioned every twenty-eight days, which historically has provided a liquid market for them. However, as a result of continuing liquidity concerns affecting capital markets, particularly in the U.S., specifically for asset-backed securities, every auction held by the issuers for the Company's auction rate securities in 2008 and over the last several months of 2007 failed.

        The Company accounts for these securities as available-for-sale investments and reviews them for impairment in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(5) Available-for-Sale Investments (Continued)

Securities," and other related guidance issued by the FASB and SEC. During its impairment review, the Company has evaluated the creditworthiness of the issuers and the timelines and level of interest payments received from the issuers. The Company considered the duration and severity in the decline in the estimated fair market value of these securities. The Company also considered the ability and intent to hold these securities for a reasonable period of time sufficient for an anticipated recovery of their cost. In addition, the Company considered that AMBAC holds a put option on the contingent capital securities that they issued. If AMBAC were to exercise its put option, these securities would be converted into perpetual preferred stock of AMBAC.

        Based on the evaluation discussed above, the recent downgrade of AMBAC's credit rating in the second quarter of 2008 by Standard and Poor's and Moody's Investor Services, the severity of the decline in market value of the AMBAC and Ballantyne securities in the second quarter of 2008 and the limited near term prospects for a recovery of the original cost of the securities, the Company has determined that as of June 30, 2008, the AMBAC and Ballantyne securities incurred an other than temporary decline in fair market value. As a result, in the three months ended June 30, 2008, the Company recorded an other than temporary impairment of these securities of $10.0 million ($6.1 million net of taxes) and established a new cost basis for these securities. The Company has also recorded cumulative unrealized losses of $1.7 million ($1.1 million net of taxes) as of June 30, 2008 for the reduction in fair market value of the remaining two debt instruments investments that are currently considered temporary. These unrealized losses are included in accumulated other comprehensive income on the condensed consolidated balance sheets.

        The Company continues to monitor developments in the market for auction rate securities including the specific securities in which it has invested. At June 30, 2008, ratings of the auction rate securities held by the Company by Moody's Investors Service, Inc. ranged from Aa2 to A3 and ratings by Standard & Poor's, a division of the McGraw-Hill Companies, Inc., ranged from AA to A. The ratings are among the ratings assigned by each of these organizations for investment grade long-term senior unsecured debt. Moreover, during the six months ended June 30, 2008, the Company continued to receive all interest payments totaling $1.0 million on a timely basis from the issuers of these securities. The Company believes that it has sufficient liquidity to meet its operating cash needs without the sale of these securities.

        If liquidity conditions relating to these securities or the issuers worsen, the Company may recognize additional other than temporary impairments, which would result in the recognition of additional losses on the condensed consolidated statement of operations.

        See Note 12, "Fair Value Measurements," for a discussion of the inputs and valuation techniques used by the Company to determine the fair value of these auction rate securities at June 30, 2008.

(6) Accounts Receivable Securitization Program

        The Company's $135.0 million receivables program has an expiration date of December 7, 2012. The receivables program contains financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these covenants at June 30, 2008.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(6) Accounts Receivable Securitization Program (Continued)

        In April 2008, the Company sold $176.9 million of eligible U.S. accounts receivables to Sealed Air Funding Corporation, an indirectly wholly-owned subsidiary of the Company, or SA Funding Corp. SA Funding Corp. in turn sold an undivided ownership interest in $135.0 million of these receivables under the receivables program to an unaffiliated buyer, and this amount was removed from the Company's condensed consolidated balance sheet at the time of sale. The $135.0 million received from the sale of these receivables interests was used to retire a portion of the Company's $300.0 million of outstanding 5.375% senior notes due April 15, 2008 on their maturity date. SA Funding Corp. retains the remaining receivables that it has acquired from the Company. See "Senior Notes," of Note 10, "Debt and Credit Facilities," for further discussion of the Company's debt retirement.

        The costs associated with the receivables program are included in other (expense) income, net, on the condensed consolidated statements of operations. These costs primarily relate to the loss on the sale of the undivided ownership interest in April 2008, which was $0.8 million, and program and commitment fees and other associated costs, which were $0.3 million for the six months ended June 30, 2008 and $0.2 million for the six months ended June 30, 2007.

(7) Inventories

        The following table presents details of the Company's inventories:

	June 30, 2008	December 31, 2007
Inventories (at FIFO, which approximates replacement value):
Raw materials	$122.2	$114.6
Work in process	147.3	132.2
Finished goods	440.9	389.0

Subtotal	710.4	635.8
Reduction of certain inventories to LIFO basis	(55.3)	(54.1)

Total	$655.1	$581.7

        The Company determines the value of non-equipment U.S. inventories by the last-in, first-out or LIFO inventory method. The value of U.S. inventories determined by that method amounted to $134.2 million at June 30, 2008 and $125.3 million at December 31, 2007. If the Company had used the first-in, first-out or FIFO inventory method, which approximates replacement value, for these inventories, the balances would have been $55.3 million higher at June 30, 2008 and $54.1 million higher at December 31, 2007.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(8) Property and Equipment, net

        The following table details the Company's property and equipment, net, at June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007
Land and improvements	$54.4	$54.3
Buildings	602.9	554.7
Machinery and equipment	2,305.1	2,158.1
Other property and equipment	143.0	139.3
Construction-in-progress	163.2	192.2

	3,268.6	3,098.6
Accumulated depreciation and amortization	(2,128.2)	(2,018.5)

Property and equipment, net	$1,140.4	$1,080.1

        Interest cost capitalized was $2.6 million for the three months ended June 30, 2008, $2.1 million for the three months ended June 30, 2007, $5.2 million for the six months ended June 30, 2008 and $3.7 million for the six months ended June 30, 2007. Depreciation and amortization expense for property and equipment was $36.3 million for the three months ended June 30, 2008, $35.8 million for the three months ended June 30, 2007, $74.2 million for the six months ended June 30, 2008 and $71.5 million for the six months ended June 30, 2007.

(9) Goodwill and Identifiable Intangible Assets

Goodwill

        The Company's goodwill balance was $1,975.0 million at June 30, 2008 and $1,969.7 million at December 31, 2007. See "Allocation of Goodwill to Reportable Segments," of Note 3, "Business Segment Information," for a discussion of the Company's goodwill and the changes by segment and other.

Identifiable Intangible Assets

        The following tables summarize the Company's identifiable intangible assets with definite and indefinite useful lives.

	June 30, 2008	December 31, 2007
Gross carrying value	$116.8	$113.5
Accumulated amortization	(46.1)	(43.1)

Total	$70.7	$70.4

        These identifiable intangible assets are included in other assets, net, on the condensed consolidated balance sheets and include $8.9 million of trademarks acquired with the acquisition of certain assets

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(9) Goodwill and Identifiable Intangible Assets (Continued)

related to the Ethafoam® and related polyethylene foam product lines in 2007 that the Company has determined to have an indefinite useful life.

        Amortization expense of identifiable intangible assets was $2.4 million for the three months ended June 30, 2008, $1.0 million for the three months ended June 30, 2007, $4.8 million for the six months ended June 30, 2008 and $2.2 million for the six months ended June 30, 2007. Amortization expense of identifiable intangible assets is included in marketing, administrative and development expenses on the condensed consolidated statements of operations.

        Assuming no change in the gross carrying value of identifiable intangible assets from the value at June 30, 2008, the estimated future amortization expense at June 30, 2008 for the remainder of 2008 and future periods is as follows:

2008	$6.2
2009	10.5
2010	9.2
2011	6.2
2012	5.2
Thereafter	24.5

Total	$61.8

(10) Debt and Credit Facilities

Senior Notes

        On April 15, 2008, the Company's 5.375% senior notes with a face value of $300.0 million matured. The Company used $165.0 million of funds drawn under the credit facility discussed below and $135.0 million from the sale of receivable interests under its accounts receivable securitization program to retire this debt. Interest on the 5.375% senior notes was payable semi-annually in arrears, with the final payment of $8.0 million made upon the maturity of the notes.

        As of June 30, 2008, the Company had used available cash to repay $92.0 million of the amount outstanding under the credit facility. The remaining outstanding balance of $73.0 million is included in long-term debt on the condensed consolidated balance sheet at June 30, 2008 and had a weighted average interest rate of 3.96%. During the three months ended June 30, 2008, the Company recorded $0.6 million of interest expense related to the funds drawn under the credit facility.

        During the second quarter of 2008, the Company reclassified its 6.95% senior notes from long-term debt to current portion of long-term debt on the condensed consolidated balance sheet, since these senior notes mature in May 2009.

        Prior to the retirement of the Company's 5.375% senior notes on April 15, 2008, the Company recorded adjustments to the fair value of its 5.375% senior notes as a result of the Company's interest rate hedging related to these senior notes. See Note 11, "Derivatives and Hedging Activities," for further discussion.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(10) Debt and Credit Facilities (Continued)

Lines of Credit

        The following table summarizes the Company's available lines of credit and committed and uncommitted lines of credit, including the credit facility and the ANZ facility, which are discussed below.

	June 30, 2008	December 31, 2007
Used lines of credit	$135.2	$46.4
Unused lines of credit	789.2	823.8

Total available lines of credit	$924.4	$870.2

Available lines of credit—committed	$663.2	$646.0
Available lines of credit—uncommitted	261.2	224.2

Total available lines of credit	$924.4	$870.2

        The Company's principal credit lines were all committed and primarily consisted of the Company's $500.0 million unsecured multi-currency revolving credit facility and the ANZ facility. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

Revolving Credit Facilities

         The Credit Facility—The Company has a $500 million unsecured multicurrency revolving credit facility, known as the credit facility, which has an expiration date of July 24, 2012.

         ANZ Credit Facility—The Company has an 170.0 million Australian dollar dual-currency revolving credit facility, known as the ANZ facility, which was equivalent to U.S. $163.2 million at June 30, 2008. The Company did not borrow under the ANZ facility during the first six months of 2008.

Covenants

        Each issue of the Company's outstanding senior notes imposes limitations on the Company's operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. The credit facility contains financial covenants relating to interest coverage, debt leverage and minimum liquidity and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the asbestos settlement agreement discussed in Note 14, "Commitments and Contingencies." The ANZ facility contains financial covenants relating to debt leverage, interest coverage and tangible net worth and restrictions on the creation of liens, the incurrence of additional indebtedness and asset sales, in each case relating to the Australian and New Zealand subsidiaries of the Company that are borrowers under the facility. At June 30, 2008, the Company was in compliance with the above financial covenants and limitations, as applicable.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

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

        At June 30, 2008, the Company was party to foreign currency forward contracts with an aggregate notional amount of $386.7 million maturing through November 2008. At December 31, 2007, the Company was party to foreign currency forward contracts with an aggregate notional amount of $385.1 million maturing through October 2008. The estimated fair value of these contracts, which represents the estimated net payments that would be paid or received by the Company in the event of termination of these contracts based on the then current foreign exchange rates, was a net payable of $1.8 million at June 30, 2008 and a net payable of $0.5 million at December 31, 2007. These contracts qualified and were designated as cash flow hedges under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and had original maturities of less than twelve months.

        Also at June 30, 2008, the Company was party to foreign currency forward contracts with an aggregate notional amount of $21.6 million maturing through October 2008. These contracts did not qualify and were not designated as cash flow hedges under the provisions of SFAS No. 133. The estimated fair value of these contracts, which represented the estimated net payments that would be paid or received by the Company in the event of termination of these contracts based on the then current foreign exchange rates, was a net payable of $0.6 million at June 30, 2008. The related losses of $0.6 million were included in other (expense) income on the condensed consolidated statement of operations.

Interest Rate Swaps

        Prior to April 15, 2008, the Company had outstanding interest rate swaps with a total notional amount of $300.0 million that qualified and were designated as fair value hedges. The Company entered into these interest rate swaps to effectively convert its 5.375% senior notes due April 2008 into floating rate debt. The Company retired its 5.375% senior notes on April 15, 2008, their maturity date. The related interest rate swaps matured on the same day. See Note 10, "Debt and Credit Facilities," of Notes to Condensed Consolidated Financial Statements for further discussion of the debt retirement.

        During the first six months of 2008 and 2007 under the terms of the above interest rate swap agreements, the Company received interest at a fixed rate and paid interest at variable rates that were based on the six-month London Interbank Offered Rate, or LIBOR. As a result, interest expense increased by $0.3 million for the three months ended June 30, 2008, $1.9 million for the three months ended June 30, 2007 and $2.1 million for the six months ended June 30, 2008 and $3.9 million for the six months ended June 30, 2007.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(11) Derivatives and Hedging Activities (Continued)

Other Derivative Instruments

        The Company may use other derivative instruments from time to time, such as foreign currency options to manage exposure due to foreign exchange rates and interest rate and currency swaps related to access to additional sources of international financing. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At June 30, 2008 the Company had no foreign currency options or interest rate and currency swap agreements outstanding.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(12) Fair Value Measurements (Continued)

        The following table shows the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis by the above SFAS No. 157 input levels as of June 30, 2008 (in millions):

	As of June 30, 2008
	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$20.2	$—	$20.2	$—

Non-current investments—available-for-sale securities	$33.0	$—	$—	$33.0

Derivative financial liabilities:
Foreign currency forward contracts	$2.4	$—	$2.4	$—

        The following table shows a reconciliation of the Company's available-for-sale securities, which are measured at fair value on a recurring basis using Level 3 inputs as of June 30, 2008 (in millions):

Original cost basis	$44.7
Unrealized losses included in accumulated other comprehensive income	(1.7)
Other than temporary impairment of available-for-sale securities included in earnings	(10.0)

Balance as of June 30, 2008	$33.0

Cash Equivalents

        The Company's cash equivalents include short-term investments, which generally include commercial paper and money market funds. Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in value due to changes in interest rates. These short-term investments are recorded at fair value on the Company's condensed consolidated balance sheets based on observable market inputs.

Non-current Investments—Available-for-Sale Securities

        The Company's non-current investments—available-for-sale securities consist of auction rate securities, which are recorded at fair value on the condensed consolidated balance sheets using a combination of market and income approach valuation techniques based on observable market inputs provided by the respective brokers along with the Company's estimates and assumptions. However, since these auction rate securities do not currently have readily available or observable prices, an attempt is made by the Company to make observations by analysis and interpretation from related securities in secondary markets. In determining the fair value of these securities using the income approach, the calculations include inputs such as the current coupon, expected maturity dates, current risk premiums, creditworthiness of the issuers, any third-party insurance providers, the value of any investment portfolio held at the trustee and credit default swaps. These calculations are subjective and

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(12) Fair Value Measurements (Continued)

involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect the Company's estimates.

Derivative Financial Liabilities

        The Company's foreign currency forward contracts are recorded at fair value on the condensed consolidated balance sheets using the income approach valuation technique based on observable market inputs.

        Observable market inputs used in the calculation of the foreign currency forward contracts include foreign currency spot and forward rates. In addition, other pricing data quoted by various banks and foreign currency dealers involving identical or comparable instruments are included. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the six months ended June 30, 2008. The fair value generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date.

(13) Income Taxes

Effective Income Tax Rate and Income Tax Provision

        The Company's effective income tax rate was 25.5% for the three months ended June 30, 2008 and 25.4% for the six months ended June 30, 2008. The Company's effective income tax rate was 31.3% for the three months ended June 30, 2007 and 18.9% for the six months ended June 30, 2007.

        The Company's income tax provision for the six months ended June 30, 2008 included the following benefits:

  •
  $2.9 million due to a change in assertion made in the first quarter of 2008 under Accounting Principles Board Opinion 23, or APB 23, with regard to certain foreign earnings;

  •
  $1.3 million of income tax benefits recognized in the first quarter of 2008 related to the utilization of loss carryforwards in a foreign jurisdiction for which no benefit had previously been recognized for financial reporting purposes; and

  •
  $3.2 million of income tax benefits recognized in the second quarter of 2008 related to a reduction in the estimated cost of repatriating certain foreign earnings.

        For the three and six months ended June 30, 2008, the Company's effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the income tax benefits described above and the lower net effective income tax rate on foreign earnings, partially offset by state income taxes.

        For the three and six months ended June 30, 2007, the effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the reversal of $34.4 million of tax accruals and related interest and, to a lesser extent, the lower net effective income tax rate on foreign earnings, partially offset by state income taxes.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(13) Income Taxes (Continued)

FIN 48

        The Company adopted the provisions of FASB Interpretation No. 48, or FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits. There have been no material changes to the Company's unrecognized tax benefits as reported at December 31, 2007, nor has the Company changed its policy with regard to the reporting of penalties and interest related to unrecognized tax benefits. Therefore, a roll-forward of unrecognized tax benefits from January 1, 2008 through June 30, 2008 has not been provided.

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

        Income tax returns in foreign jurisdictions have statutes of limitations generally ranging from three to five years after their filing date. The income tax returns filed by the Company's major foreign entities are open to possible examination beginning with the year shown in parentheses in the following countries: Australia (2003), Brazil (2003), Canada (2004), France (2005), Germany (2003), Italy (2002), Malaysia (2001), Mexico (2003), Netherlands (2004), New Zealand (2002), Spain (2002), Switzerland (2007) and the UK (2005). Additionally, the Company's foreign income tax returns are under examination in various jurisdictions in which the Company conducts business.

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

(14) Commitments and Contingencies (Continued)

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

        In January 2005, Grace filed a proposed plan of reorganization (the "Grace Plan") with the Bankruptcy Court. There were a number of objections filed. The Official Committee of Asbestos Personal Injury Claimants (the "ACC") and the Future Claimants' Representative (the "FCR") filed their proposed plan of reorganization (the "Claimants' Plan") with the Bankruptcy Court in November 2007. On April 7, 2008, Grace issued a press release announcing that Grace, the ACC, the FCR, and the Official Committee of Equity Security Holders (the "Equity Committee") had reached an agreement in principle to settle all present and future asbestos-related personal injury claims against Grace (the "PI Settlement") and disclosed a term sheet outlining certain terms of the PI Settlement. The PI Settlement contemplates that Grace, the ACC, the FCR, and the Equity Committee will file as joint proponents a new plan of reorganization with the Bankruptcy Court providing for the resolution of asbestos-related personal injury claims and other claims against Grace (the "PI Settlement Plan"). The PI Settlement also contemplates that the Company will, as part of the PI Settlement Plan, pay the amount contemplated by the Settlement and that the PI Settlement Plan shall comply with the terms of the Settlement. Although not explicitly stated in either Grace's press release or the accompanying term sheet, the PI Settlement implies, and the Company expects, that the parties to the PI Settlement will pursue confirmation of the PI Settlement Plan rather than the Grace Plan or the Claimants' Plan as filed. To date, the PI Settlement Plan has not been filed. Assuming that a final plan of reorganization is confirmed by the Bankruptcy Court and does become effective, the Company does not know whether the final plan of reorganization will be consistent with the terms of the Settlement or if the other conditions to the Company's obligation to pay the Settlement amount will be met. If these conditions are not satisfied or not waived by the Company, the Company will not be obligated to pay the amount contemplated by the Settlement. However, if the Company does not pay the Settlement amount, the Company and its affiliates will not be released from the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against them, and all of these claims would remain pending and would have to be resolved through other means, such as through agreement on alternative settlement terms or trials. In that case, the Company could face liabilities that are significantly different from its obligations under the Settlement. The Company cannot estimate at this time what those differences or their magnitude may be. In the event these liabilities are materially larger than the current existing obligations, they could have a material adverse effect on the Company's financial condition and results of operations. While Grace has said publicly that it is optimistic that it will reach its goal of confirming a plan of reorganization by the end of 2008 or early in 2009, the Company does not know whether or when a final plan of reorganization will become effective or whether the final plan will be consistent with the terms of the Settlement agreement.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(14) Commitments and Contingencies (Continued)

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(14) Commitments and Contingencies (Continued)

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

        On March 14, 2005, the Company and the individual defendants filed a motion to dismiss the amended complaint in the Senn v. Hickey, et al. case for failure to state a claim. On December 19, 2005, the Court granted in part and denied in part defendants' motion to dismiss. The Court determined that the Complaint failed adequately to allege scienter as to the four individual defendants other than T.J. Dermot Dunphy, and therefore dismissed the lawsuit with respect to these four individual defendants, but adequately alleged scienter as to Mr. Dunphy and the Company. Mr. Dunphy is a current director of the Company and was formerly Chairman of the Board and Chief Executive Officer of the Company. On December 28, 2005, the defendants requested that the Court reconsider the portion of the December 19, 2005 order denying defendants' motion to dismiss with regard to the Company's arguments other than scienter, or, in the alternative, that the Court certify the matter for interlocutory appeal. On February 13, 2006, the defendants filed an answer to the amended complaint. On April 7, 2006, the Court heard oral argument on defendants' reconsideration motion, and on July 10, 2006, the Court denied the motion on the ground that issues of fact prevent the Court from granting a motion to dismiss based on the Company's arguments other than scienter. On October 3, 2006, plaintiff filed a motion to certify a class of all persons who purchased or otherwise acquired the securities of the Company during the period from March 27, 2000 through July 30, 2002. On November 22, 2006, plaintiff filed an amended motion for class certification, seeking to withdraw as a class representative and to substitute a new class representative, the Louisiana Municipal Police Employees Retirement System ("MPERS"). On March 26, 2007, the Court entered an order permitting Miles Senn to withdraw as lead plaintiff and permitting MPERS to be substituted as lead plaintiff. Consequently, the case is now properly referred to as MPERS v. Sealed Air Corporation, et al. On March 29, 2007, MPERS, as lead plaintiff, filed a motion to certify a class of all persons or entities that purchased Sealed Air Corporation securities during the period from March 27, 2000 through July 30, 2002, both dates inclusive, and were damaged thereby. On July 25, 2007, the Company and Mr. Dunphy filed their memorandum of law in opposition to MPERS's motion for class certification. On July 25, 2007, the Company and Mr. Dunphy also filed a motion for reconsideration or for judgment on the pleadings, arguing that the Supreme Court's recent decisions in Tellabs, Inc. v. Makor Issues & Rights, Ltd., and Bell Atlantic Corp. v. Twombly require dismissal of MPERS's claims. In an Opinion and Order dated March 12, 2008, the Court granted plaintiff's motion for class certification. Subsequently, in an Opinion and Order dated March 14, 2008, the Court denied defendants' motion of reconsideration of their motion to dismiss the complaint premised on the Supreme Court's decisions in Tellabs and Twombly. On March 27, 2008, the Company and Mr. Dunphy filed a petition for leave to appeal the district

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(14) Commitments and Contingencies (Continued)

court's class certification ruling to the United States Court of Appeals for the Third Circuit. On May 14, 2008, the Third Circuit denied the petition. Discovery is ongoing. Although the Company believes that neither it nor Mr. Dunphy should have any liability in this lawsuit, until the lawsuit has progressed beyond its current stage, the Company cannot estimate the potential cost of an unfavorable outcome, if any.

Other Litigation

        The Company and its subsidiary Sealed Air Corporation (US) are named as defendants in the case of Albert L. Gray, Administrator, et al. v. Jeffrey Derderian, et al. (Case No. 04-312L) in the U.S. District Court for the District of Rhode Island. This lawsuit seeks monetary damages arising out of a fire that occurred at the Station nightclub in West Warwick, Rhode Island on February 23, 2003. The Company's subsidiary is alleged to have designed, manufactured, distributed and/or sold polyethylene foam material that was purportedly installed as soundproofing at the Station nightclub. The Third Amended Master Complaint in this lawsuit was subsequently adopted by the plaintiffs in the case of Estate of Jude B. Henault, et al. v. American Foam Corporation, et al. (Case No. 03-483L) as well as twelve related lawsuits all pending in the United States District Court for the District of Rhode Island. The Company and its insurance carriers have reached a settlement in principle of these lawsuits with representative counsel for the plaintiffs. Full funding of the settlement in the amount of $25 million will be made by the Company's primary and first excess insurance carrier. As a result of the settlement in principle, as of June 30, 2008, the Company has recorded a liability in the amount of $25.0 million related to the probable claim liability, which is included in other current liabilities on the condensed consolidated balance sheet. The Company has also recorded a corresponding current asset for $24.5 million for the portion of the claim that is covered by the Company's primary and first excess insurance carriers. This amount is included in other current assets on the condensed consolidated balance sheet. The Company has also recorded a pre-tax charge in the second quarter of 2008 of $0.5 million for the amount of the deductible payable by the Company, which is included in other (expense) income on the condensed consolidated statements of operations. This settlement in principle remains subject to Court approval and satisfaction of other conditions detailed in Notices of Settlement filed with the Court. The Company will refer to these cases collectively as the Station nightclub litigation.

Compliance Matters

        In late 2005, the Company identified travel and related expenses that had been paid by some of the Company's foreign subsidiaries for trips by government officials who oversee the regulation of the Company's medical products in a foreign country. Although these expenses were accurately recorded as travel and entertainment expenses in the Company's consolidated statements of operations, these activities appeared to have breached the Company's Code of Conduct. More importantly, the Company was concerned that these payments may have violated the Foreign Corrupt Practices Act, and therefore outside counsel was retained and promptly began an internal investigation. In March 2006, the Company voluntarily disclosed to the United States Department of Justice, or the DOJ, and the SEC, the factual information obtained in the Company's internal investigation, including that these payments were made between 2003 and 2005 and totaled less than $0.2 million. In June 2008, the Company was

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(14) Commitments and Contingencies (Continued)

advised that the DOJ had closed its investigation and would not take any action with respect to this matter. The SEC had previously informed the Company that it would not undertake a formal investigation but instead would rely on the DOJ investigation. Accordingly, the Company has closed its investigation of this matter. In connection with the investigation, the Company evaluated remedial measures and took timely and appropriate action where necessary.

Guarantee

        In September 2007, the Company established a joint venture in Turkey with Teknik Packaging Group through the acquisition of a 50% interest of a Teknik Packaging Group subsidiary, Teknik Plastik. At June 30, 2008, the Company had guaranteed 12.0 million Turkish liras or the equivalent of approximately $9.9 million U.S. The Company issued this guarantee in support of an uncommitted credit facility agreement that was entered into by Teknik Plastik. The initial term of the credit facility is two years and it can be renewed with the approval of both the Company and Teknik Packaging Group. The Company would be required to perform under the terms of the guarantee if the joint venture defaulted under the terms of the credit facility. The Company does not consider this contingency to be probable of occurring. In accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34," the Company has recorded an immaterial liability for the fair value of the guarantee.

(15) Shareholders' Equity

Amended 2005 Contingent Stock Plan

        At the annual meeting of stockholders of the Company held on May 20, 2008, the Company's stockholders approved the amended 2005 Contingent Stock Plan of Sealed Air Corporation. The amended 2005 Contingent Stock Plan provides for the issuance of an additional three million shares of common stock for awards under the 2005 Contingent Stock Plan and makes other amendments to the 2005 Contingent Stock Plan that will accommodate awards to be made under the Company's new executive compensation program.

        Under the new executive compensation program, the Company has the ability to grant stock leverage opportunity awards, known as SLO awards, as part of the Company's annual incentive plan and annual performance share unit awards, known as PSU awards, as part of the Company's long term incentive program to the Company's executive officers and a small number of other key executives. Other employees of the Company will continue to be eligible to receive awards of restricted stock, restricted stock units and cash awards consistent with past practice as long term incentive compensation under the 2005 Contingent Stock Plan. The Company's executive officers and other key executives may also receive awards of restricted stock or restricted stock units from time to time.

  SLO Awards

        Prior to the start of each performance year, each of the Company's executive officers and other key executives will be eligible to elect to receive all or a portion of their annual cash bonus for that

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(15) Shareholders' Equity (Continued)

year, in increments of 25% of the annual bonus, as an award of restricted stock or restricted stock units under the 2005 Contingent Stock Plan in lieu of cash. The portion provided as an equity award may be given a premium to be determined by the Company's Organization and Compensation Committee, or Compensation Committee, each year and will be rounded up to the nearest whole share. The stock price used in the calculation of the number of shares will be the closing sale price of the Company's common stock on the New York Stock Exchange on the first trading day of the performance year. The award will be granted following the end of the performance year and after determination by the Compensation Committee of the amount of the annual bonus award for each executive officer who has elected to take all or a portion of his or her annual bonus as an equity award, but no later than the March 15 following the end of the performance year.

        The equity award will be made in the form of an award of restricted stock or restricted stock units that will vest on the second anniversary of the grant date or earlier in the event of death, disability or retirement from employment with the Company, and the shares subject to the award will not be transferable by the recipient until the later of vesting or the second anniversary of the grant date. Retirement for the purpose of SLO awards and the PSU awards described below means termination of employment after five or more years of employment and with years of employment plus age equal to 70 or more, except termination for cause. If the recipient ceases to be employed by the Company prior to vesting, then the shares will be forfeited, except for certain circumstances following a change in control. The award will be made in the form of restricted stock unless the award would be taxable to the recipient prior to the shares becoming transferable by the recipient, in which case the award will be made in the form of restricted stock units.

        For 2008, the Compensation Committee set the SLO award premium at 25%. The 2008 SLO target awards comprise an aggregate of 89,855 restricted stock shares and restricted stock units. The Company records compensation expense and credits additional paid-in-capital within shareholder's equity based on the fair value of the award at the end of each reporting period and the effects of stock price changes are included in compensation expense.

        For the six months ended June 30, 2008, compensation expense related to the 2008 SLO awards was recognized based on the extent to which the performance goals and measures for 2008 annual cash bonuses were considered probable of achievement at June 30, 2008. This expense will be recognized over a fifteen month period on a straight-line basis since a majority of the awards will vest at grant date, which will be no later than March 15, 2009, due to the retirement eligibility provision. These charges are included in marketing, administrative and development expenses on the condensed consolidated statement of operations and amounted to $0.2 million for the six months ended June 30, 2008. As of June 30, 2008, the total compensation cost related to 2008 SLO awards that had not yet been recognized was $0.8 million.

  PSU Awards

        As part of the new long term incentive program, during the first 90 days of each year starting in 2008, the Compensation Committee approved performance share unit awards for the executive officers and other selected key executives, which will include for each officer or executive a target number of

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(15) Shareholders' Equity (Continued)

shares and performance goals and measures that will determine the amount of the target award that is earned following the end of the performance period. In connection with the start of the program in 2008, the Compensation Committee has approved awards with a two-year performance period as well as awards with a three-year performance period, but the Compensation Committee intends to make only awards with a three-year performance period in future years. Officers and executives who terminate employment during the performance period will forfeit any unearned awards, except for terminations due to death, disability or retirement. In the case of death, disability or retirement, the officer or executive will receive a pro rata share of the amount of the award that is earned following the end of the performance period based on the achievement of the performance goals during the performance period, where the pro rata share is based on the portion of the performance period that has elapsed prior to termination of employment.

        The total target number of performance share units for each of the two-year award and the three-year award was 334,611 units. As of June 30, 2008, no compensation expense was recorded related to the 2008 two-year and three-year awards since the Company's management determined that the performance goals and measures were not considered probable of achievement at that date. Cumulative compensation expense may be recognized in future periods once the performance conditions become probable of achievement. Such expense would be recorded as compensation expense and a credit to additional paid-in-capital within shareholders' equity. The expense would be based on the fair value of the award at the end of each reporting period and the effects of stock price changes would be included in compensation expense.

        A summary of the changes in common shares available for awards under the 2005 Contingent Stock Plan follows:

2005 Contingent Stock Plan(1)
Number of common shares available, as of January 1, 2008	3,365,000
Additional restricted stock shares available due to the amended 2005 Contingent Stock Plan	3,000,000
Restricted stock shares issued for new awards	(196,950)
Restricted stock units awarded	(41,450)
Restricted stock shares forfeited	15,100
Restricted stock units forfeited	1,600

Number of common shares available, as of June 30, 2008	6,143,300

    (1)
    Table does not reflect SLO awards or PSU awards discussed above.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(15) Shareholders' Equity (Continued)

Quarterly Cash Dividends

        During the six months ended June 30, 2008, the Company paid quarterly cash dividends on March 21, 2008 to stockholders of record at the close of business on March 7, 2008 and on June 20, 2008 to stockholders of record on June 6, 2008. The Company used available cash of $38.5 million to pay these quarterly cash dividends.

        On July 23, 2008, the Company's Board of Directors declared a quarterly cash dividend of $0.12 per common share. This dividend is payable on September 19, 2008 to shareholders of record at the close of business on September 5, 2008. The estimated amount of this dividend payment is expected to be $19.0 million based on 158.1 million shares of the Company's common stock issued and outstanding as of July 31, 2008.

Repurchases of Common Stock

        During the first six months of 2008, the Company repurchased 3,529,100 shares of its common stock in open market purchases at a cost of $85.1 million. These amounts include 18,500 shares of common stock purchased in the second quarter of 2008 at a cost of $0.4 million that had settlement dates after June 30, 2008. The average price per share of common stock repurchases in the first six months of 2008 was $24.12. During the first six months of 2007, the Company repurchased 140,400 shares of its common stock in open market purchases at a cost of $4.5 million. The average price per share of these common stock repurchases was $32.04.

        The Company made the share repurchases in 2008 under the share repurchase program adopted by the Company's Board of Directors in August 2007. The Board of Directors authorized the Company to repurchase in the aggregate up to 20 million shares of its issued and outstanding common stock. This program replaced the Company's prior share repurchase program, which was terminated in August 2007. The 2007 program has no set expiration date, and the Company may from time to time continue to repurchase its common stock. See Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds," for further information on the share repurchase program.

        The 2007 share repurchases were made under the Company's prior share repurchase program.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(16) Net Earnings Per Common Share

        The following table sets forth the reconciliation of the basic and diluted net earnings per common share computations for the three and six months ended June 30, 2008 and 2007 (in millions, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic Net Earnings Per Common Share:
Numerator
Net earnings ascribed to common shareholders—basic	$62.6	$73.9	$123.4	$200.9

Denominator
Weighted average number of common shares outstanding— basic	158.0	160.0	158.9	160.0

Basic net earnings per common share	$0.40	$0.46	$0.78	$1.26

Diluted Net Earnings Per Common Share:
Numerator
Net earnings ascribed to common shareholders—basic	$62.6	$73.9	$123.4	$200.9
Add: Interest on 3% convertible senior notes, net of income taxes	1.9	2.0	3.9	3.9

Net earnings ascribed to common shareholders—diluted	$64.5	$75.9	$127.3	$204.8

Denominator
Weighted average number of common shares outstanding— basic	158.0	160.0	158.9	160.0
Effect of conversion of 3% convertible senior notes	12.8	12.5	12.7	12.5
Effect of assumed issuance of asbestos settlement shares	18.0	18.0	18.0	18.0
Effect of non-vested restricted stock and non-vested restricted stock units	1.0	0.8	1.0	0.8

Weighted average number of common shares outstanding—diluted	189.8	191.3	190.6	191.3

Diluted net earnings per common share	$0.34	$0.40	$0.67	$1.07

Diluted Weighted Average Number of Common Shares Outstanding

        In calculating diluted net earnings per common share, the Company's calculation of the diluted weighted average number of common shares outstanding provides for: (1) the effect of conversion of the Company's 3% convertible senior notes due June 2033 due to the application of EITF No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," (2) the effect of the assumed issuance of 18 million shares of common stock reserved for the Company's previously announced asbestos settlement referred to in Note 14, "Commitments and Contingencies," under the caption "Asbestos Settlement and Related Costs," and (3) the effect of non-vested restricted stock and non-vested restricted stock units using the treasury stock method, if their inclusion is dilutive.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(17) Other (Expense) Income, Net

        The following table provides details of the Company's other (expense) income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest and dividend income	$3.5	$5.1	$7.9	$9.6
Net foreign exchange transaction losses	(2.6)	(1.4)	(6.0)	(2.9)
Advisory expenses related to ceasing work on an acquisition	—	—	(0.9)	—
Other, net	(3.0)	4.8	(2.9)	6.4

Other (expense) income, net	$(2.1)	$8.5	$(1.9)	$13.1

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

Recent Events

  Debt Retirement

        On April 15, 2008, the Company's 5.375% senior notes with a face value of $300.0 million matured. The Company used $165.0 million of funds drawn under the credit facility and $135 million from the sale of receivable interests under its accounts receivable securitization program to retire this debt. Interest on the 5.375% senior notes was payable semi-annually in arrears, with the final payment of $8.0 million made upon the maturity of the notes from available cash. As of June 30, 2008, the Company had used available cash to repay $92.0 million of the amount outstanding under the credit facility.

  Quarterly Cash Dividends

        On July 23, 2008, the Company's Board of Directors declared a quarterly cash dividend of $0.12 per common share. This dividend is payable on September 19, 2008 to shareholders of record at the close of business on September 5, 2008. The estimated amount of this dividend payment is expected to be $19.0 million based on 158.1 million shares of the Company's common stock issued and outstanding as of July 31, 2008.

        During the first six months of 2008, the Company declared and paid quarterly cash dividends on March 21, 2008 to stockholders of record at the close of business on March 7, 2008 and on June 20, 2008 to stockholders of record on June 6, 2008. The Company used available cash totaling $38.5 million to pay these quarterly cash dividends.

  Repurchases of Common Stock

        During the first six months of 2008, the Company repurchased 3.5 million shares of its common stock in open market purchases at a cost of $85.1 million. The average price per share of these common stock repurchases was $24.12.

  Highlights of Financial Performance

        Highlights of the Company's financial performance in the second quarter of 2008 and first six months of 2008 compared with the same periods of 2007 were (dollars in millions):

	Second Quarter of			First Six Months of
	2008	2007	% Change	2008	2007	% Change
Net sales:
U.S.	$575.7	$527.9	9.0%	$1,099.1	$1,037.2	6.0%
As a % of total net sales	45.0%	46.1%		44.7%	46.3%
International	703.1	617.5	13.9%	1,357.1	1,202.9	12.8%
As a % of total net sales	55.0%	53.9%		55.3%	53.7%

Total net sales	$1,278.8	$1,145.4	11.6%	$2,456.2	$2,240.1	9.6%

Gross profit	$330.2	$323.3	2.1%	$635.3	$637.5	—%
As a % of total net sales	25.8%	28.2%		25.9%	28.5%
Marketing, administrative and development expenses	203.3	189.0	7.6%	389.7	366.9	6.2%
As a % of total net sales	15.9%	16.5%		15.9%	16.4%
Restructuring and other charges	0.5	0.2	NM	2.5	0.6	NM

Operating profit	$126.4	$134.1	(5.7)%	$243.1	$270.0	(10.0)%

As a % of total net sales	9.9%	11.7%		9.9%	12.1%
Net earnings	$62.6	$73.9	(15.3)%	$123.4	$200.9	(38.6)%

Net earnings per common share:
Basic	$0.40	$0.46		$0.78	$1.26

Diluted	$0.34	$0.40		$0.67	$1.07

NM Not Meaningful

        See below for further details about the changes in net sales by business segment and other and by geographic region and operating profit by business segment and other, and the material factors that contributed to the changes.

  Net Sales

        Net sales for second quarter of 2008 increased 12% to $1,278.8 million compared with $1,145.4 million in the same period of 2007. The components of the increase in net sales for the second quarter of 2008 as compared with the same period of 2007 were as follows (dollars in millions):

Second Quarter of 2008	Food Packaging		Food Solutions		Protective Packaging		Other		Total Company
Volume—Units	3.3%	$15.5	0.8%	$1.9	(1.5)%	$(5.6)	9.6%	$7.2	1.7%	$19.0
Volume—Acquired businesses, net of dispositions	—	—	—	—	0.5	1.9	28.2	21.1	2.0	23.0
Price/Mix	3.3	14.9	1.0	2.5	1.6	5.7	(4.2)	(3.1)	1.7	20.0
Foreign currency translation	5.6	25.9	7.3	17.3	5.2	19.3	11.9	8.9	6.2	71.4

Total	12.2%	$56.3	9.1%	$21.7	5.8%	$21.3	45.5%	$34.1	11.6%	$133.4

        Excluding the favorable effect of foreign currency translation, net sales would have increased 5% compared with the same period of 2007. The strengthening of foreign currencies in Europe and the Asia-Pacific region against the U.S. dollar contributed $62.2 million of the $71.4 million favorable foreign currency translation impact on net sales in the second quarter of 2008 compared with the same period of 2007.

        Net sales for the first six months of 2008 increased 10% to $2,456.2 million compared with $2,240.1 million in the same period of 2007. The components of the increase in net sales for the first six months of 2008 as compared to the same period of 2007 were as follows (dollars in millions):

First Six Months of 2008	Food Packaging		Food Solutions		Protective Packaging		Other		Total Company
Volume—Units	2.0%	$18.4	0.6%	$2.7	(1.6)%	$(12.0)	8.1%	$11.9	0.9%	$21.0
Volume—Acquired businesses, net of dispositions	—	—	—	—	(0.6)	(4.3)	28.4	41.7	1.7	37.4
Price/Mix	2.3	20.1	1.9	8.8	0.7	4.8	(3.1)	(4.4)	1.3	29.3
Foreign currency translation	5.4	48.9	6.9	31.2	4.7	35.0	9.1	13.3	5.7	128.4

Total	9.7%	$87.4	9.4%	$42.7	3.2%	$23.5	42.5%	$62.5	9.6%	$216.1

        Excluding the favorable effect of foreign currency translation, net sales would have increased 4% compared with the same period of 2007. The strengthening of foreign currencies in Europe and the Asia-Pacific region against the U.S. dollar contributed $108.5 million of the $128.4 million favorable foreign currency translation impact on net sales in the first six months of 2008 compared with the same period of 2007.

  Net Sales by Business Segment and Other

        The following table shows the Company's net sales by business segment and other (dollars in millions):

	Second Quarter of			First Six Months of
	2008	2007	% Change	2008	2007	% Change
Net sales:
Food Packaging	$518.9	$462.6	12.2%	$987.2	$899.8	9.7%
As a % of total net sales	40.6%	40.4%		40.2%	40.2%
Food Solutions	259.4	237.7	9.1	495.1	452.4	9.4
As a % of total net sales	20.3%	20.8%		20.2%	20.2%
Protective Packaging	391.6	370.3	5.8	764.5	741.0	3.2
As a % of total net sales	30.6%	32.3%		31.1%	33.1%
Other	108.9	74.8	45.5	209.4	146.9	42.5
As a % of total net sales	8.5%	6.5%		8.5%	6.5%

Total	$1,278.8	$1,145.4	11.6%	$2,456.2	$2,240.1	9.6%

  Food Packaging Segment Net Sales

        In the second quarter of 2008, the Company's Food Packaging segment net sales increased $56.3 million compared with the same period of 2007. Excluding the $25.9 million favorable effect of foreign currency translation, Food Packaging segment net sales would have increased $30.4 million, or 7%, which was primarily due to:

  •
  an increase in unit volume in the United States of 7%; and

  •
  increases in product price/mix in both Latin America and the United States of 5%;

        partially offset by;

  •
  a decrease in unit volume in Latin America of 6%.

        The increase in unit volume in the United States was primarily attributed to higher pork slaughter rates, which in turn resulted in higher sales of the Company's fresh meat packaging products. Also contributing to this increase in unit volume, to a lesser extent, was the interim effect of accelerated buying prior to the Company's enterprise software launch in the United States on July 1, 2008. The increases in product price/mix in Latin America and in the United States were primarily due to the positive impact of selling price increases implemented in December 2007 and during the first half of 2008 for most Food Packaging products. The decrease in unit volume in Latin America was primarily attributed to the ongoing European Union restrictions on Brazilian meat exports that do not meet European Union traceability standards. Few Brazilian meat exporters currently meet these standards.

        In the first six months of 2008, the Company's Food Packaging segment net sales increased $87.4 million compared with the same period of 2007. Excluding the $48.9 million favorable effect of foreign currency translation, Food Packaging segment net sales would have increased $38.5 million, or 4%, which was primarily due to:

  •
  increases in unit volume in the United States of 5% and in Europe of 4%; and

  •
  increases in product price/mix in the United States of 3% and in Latin America of 5%;

        partially offset by;

  •
  decreases in unit volume in Australia and New Zealand of 5% and in Latin America of 5%.

        The increase in unit volume in the United States was primarily attributed to higher pork slaughter rates, which in turn resulted in higher sales of the Company's fresh meat packaging products. Also contributing to this increase in unit volume, to a lesser extent, was the interim effect of accelerated buying prior to the Company's enterprise software launch in the United States on July 1, 2008. The increase in unit volume in Europe was primarily attributed to positive trends in the first quarter of 2008 in the fresh red meat and cheese markets, which in turn resulted in higher sales of the Company's fresh meat and dairy packaging products. The increases in product price/mix in the United States and Latin America were primarily due to the positive impact of selling price increases implemented in December 2007 and during the first half of 2008 for most Food Packaging products.

        The decreases in unit volume in Australia and New Zealand were primarily attributed to adverse weather conditions experienced in those regions during the first quarter of 2008. The adverse weather negatively impacted regional cattle supply in Australia and the production of milk and regional lamb supply in New Zealand, which in turn impacted the sale of the Company's fresh red meat and milk packaging products. The decrease in unit volume in Latin America was primarily attributed to the ongoing European Union restrictions on Brazilian meat exports that do not meet European Union traceability standards. Few Brazilian meat exporters currently meet these standards.

  Food Solutions Segment Net Sales

        In the second quarter of 2008, the Company's Food Solutions segment net sales increased $21.7 million compared with the same period of 2007. Excluding the $17.3 million favorable effect of foreign currency translation, Food Solutions segment net sales would have increased $4.4 million, or 2%, which was primarily due to:

  •
  an increase in product price/mix in Europe of 2%; and

  •
  increases in unit volume in the United States of 4% and in the Asia-Pacific region of 11%;

        partially offset by;

  •
  a decrease in unit volume in Europe of 6%.

        The increase in product price/mix in Europe was primarily attributed to the positive impact of selling price increases implemented in December 2007 and during the first half of 2008 for most Food Solutions products. The increase in unit volume in the United States was primarily due to increased flexible food film and vertical pouch packaging products sales to existing customers, which offset the effect of a large retailer opting to move from a case ready packaging format to an alternative packaging format for a portion of its meat packaging. Also contributing to this increase in unit volume, to a lesser extent, was the interim effect of accelerated buying prior to the Company's enterprise software launch in the United States on July 1, 2008. The increase in unit volume in the Asia-Pacific region was primarily due to product adoption by new and existing customers for the Company's case ready products. The decrease in unit volume in Europe was primarily due to business the Company decided to withdraw from in an effort to improve margins.

        In the first six months of 2008, the Company's Food Solutions segment net sales increased $42.7 million compared with the same period of 2007. Excluding the $31.2 million favorable effect of foreign currency translation, Food Solutions segment net sales would have increased $11.5 million, or 3%, which was primarily due to:

  •
  an increase in unit volume in the Asia-Pacific region of 9%; and

  •
  an increase in product price/mix in Europe of 3% and in the United States of 2%;

        partially offset by;

  •
  a decrease in unit volume in Europe of 3%.

        The increase in unit volume in the Asia-Pacific region was primarily attributed to product adoption by new and existing customers for the Company's case ready products. The increase in unit volume in the United States was primarily due to increased flexible food film and vertical pouch packaging products sales to existing customers, which offset the effect of a large retailer opting to move from a case ready packaging format to an alternative packaging format for a portion of its meat packaging. Also contributing to this increase in unit volume, to a lesser extent, was the interim effect of accelerated buying prior to the Company's enterprise software launch in the United States on July 1, 2008. The increase in product/mix in both Europe and the United States was primarily attributed to the positive impact of selling price increases implemented in December 2007 and during the first half of 2008 for most Food Solutions products. The decrease in unit volume in Europe was primarily due to business the Company decided to withdraw from in an effort to improve margins.

  Protective Packaging Segment Net Sales

        In the second quarter of 2008, the Company's Protective Packaging segment net sales increased $21.3 million compared with the same period of 2007. Excluding the $19.3 million favorable effect of foreign currency translation and the $1.9 million impact of a minor acquisition in 2008, Protective Packaging segment net sales would have been essentially flat. This was primarily the result of increased product price/mix globally of 2%, primarily attributed to the positive impact of selling price increases implemented in December 2007 and during the first half of 2008. This increase was offset by lower unit volume primarily in North America of 1%, which was principally the result of continuing challenging economic conditions, which slowed the pace of customer orders.

        In the first six months of 2008, the Company's Protective Packaging segment net sales increased $23.5 million compared with the same period of 2007. Excluding the $35.0 million favorable effect of foreign currency translation and the $4.3 million impact of a business disposition in 2007, net of a minor acquisition in 2008, Protective Packaging segment net sales would have decreased $7.2 million, or 1%. This decrease was primarily attributed to lower unit volume in North America of 2%, as a result of challenging economic conditions, which slowed the pace of customer orders. This decrease was partially offset by higher product price/mix in the United States of 1%, primarily attributed to the positive impact of selling price increases implemented in December 2007 and during the first half of 2008.

  Other Net Sales

        In the second quarter of 2008, the Company's Other net sales increased $34.1 million, or 46%, compared with the same period of 2007. Excluding the $8.9 million favorable effect of foreign currency translation and $21.1 million in net sales resulting from the 2007 acquisitions of certain assets relating to Ethafoam® and related polyethylene foam product lines and Alga Plastics, Other net sales would have increased $4.1 million, or 5%, which was primarily due to:

  •
  an increase in unit volume in Europe of 11%, primarily attributed to higher specialty films products sales as a result of increased sales to existing customers, partially offset by a decrease in product price/mix in the region of 15%, primarily reflecting specialty films products sales at lower average selling prices; and

  •
  an increase in unit volume in Asia of 34%, primarily due to continued medical applications products adoption by new and existing customers.

        In the first six months of 2008, the Company's Other net sales increased $62.5 million, or 43%, compared with the same period of 2007. Excluding the $13.3 million favorable effect of foreign currency translation and $41.7 million in net sales resulting from the 2007 acquisitions of certain assets relating to Ethafoam® and related polyethylene foam product lines and Alga Plastics, Other net sales would have increased $7.5 million, or 5%, which was primarily due to:

  •
  an increase in unit volume in Europe of 9%, primarily attributed to higher specialty films products sales as a result of increased sales to existing customers, partially offset by a decrease in product price/mix of 8%, primarily reflecting specialty films products sales at lower average selling prices; and

  •
  an increase in unit volume in Asia of 26%, primarily due to continued medical applications products adoption by new and existing customers;

        partially offset by;

  •
  a decrease in unit volume in the United States of 2%, primarily due to lower sales of specialty materials products as a result of challenging economic conditions, which slowed the pace of customer orders.

Net Sales by Geographic Region

        The following table shows net sales by geographic region (dollars in millions):

	Second Quarter of			First Six Months of
			% Change			% Change
	2008	2007		2008	2007
Net sales:
U.S.	$575.7	$527.9	9.0%	$1,099.1	$1,037.2	6.0%
As a % of total net sales	45.0%	46.1%		44.7%	46.3%
International	703.1	617.5	13.9	1,357.1	1,202.9	12.8
As a % of total net sales	55.0%	53.9%		55.3%	53.7%

Total	$1,278.8	$1,145.4	11.6%	$2,456.2	$2,240.1	9.6%

        By geographic region, the components of the $133.4 million increase in net sales for the second quarter of 2008 compared with the same period of 2007 were as follows (dollars in millions):

Second Quarter of 2008	U.S.		International		Total Company
Volume—Units	3.4%	$17.7	0.2%	$1.3	1.7%	$19.0
Volume—Acquired businesses, net of dispositions	2.8	14.9	1.3	8.1	2.0	23.0
Price/Mix	2.8	15.2	0.8	4.8	1.7	20.0
Foreign currency translation	—	—	11.6	71.4	6.2	71.4

Total	9.0%	$47.8	13.9%	$85.6	11.6%	$133.4

        See "Net Trade Sales by Business Segment and Other" above for details of the factors and regions that contributed to this net increase.

        The components of the $216.1 million increase in net sales by geographic region for the first six months of 2008 compared with the same period of 2007 were as follows (dollars in millions):

First Six Months of 2008	U.S.		International		Total Company
Volume—Units	1.4%	$15.0	0.5%	$6.0	0.9%	$21.0
Volume—Acquired businesses, net of dispositions	2.4	25.3	1.0	12.1	1.7	37.4
Price/Mix	2.2	21.6	0.6	7.7	1.3	29.3
Foreign currency translation	—	—	10.7	128.4	5.7	128.4

Total	6.0%	$61.9	12.8%	$154.2	9.6%	$216.1

        See "Net Trade Sales by Business Segment and Other" above for details of the factors that contributed to this net increase.

  Cost of Sales

        The following table shows the Company's cost of sales (dollars in millions):

	Second Quarter of			First Six Months of
			% Change			% Change
	2008	2007		2008	2007
Cost of sales	$948.6	$822.1	15.4%	$1,820.9	$1,602.6	13.6%
As a % of net sales	74.2%	71.7%		74.2%	71.5%

        The $126.5 million increase in cost of sales in the second quarter of 2008 compared with the same period of 2007 was primarily due to the unfavorable impact of foreign currency translation of $50.8 million and higher input costs, including unfavorable average petrochemical-based raw material costs of approximately $37.0 million. The $218.3 million increase in cost of sales for the first six months of 2008 compared with the first six months of 2007 was primarily due to the impact of foreign currency translation of $93.3 million and higher input costs, including unfavorable average petrochemical-based raw material costs of approximately of $75.0 million.

        These raw material costs were impacted by the rise in crude oil and natural gas prices, which serve as feedstock utilized in the production of many of the resins the Company purchases. Although changes in prices of crude oil and natural gas are not perfect benchmarks, they are indicative of the variations in raw materials and energy-related costs faced by the Company. The Company continues to take pricing actions as appropriate to lessen the impact of these raw material price increases when they occur.

  Marketing, Administrative and Development Expenses

        The following table shows the Company's marketing, administrative and development expenses (dollars in millions):

	Second Quarter of			First Six Months of
			% Change			% Change
	2008	2007		2008	2007
Marketing, administrative and development expenses	$203.3	$189.0	7.6%	$389.7	$366.9	6.2%
As a % of net sales	15.9%	16.5%		15.9%	16.4%

        Marketing, administrative and development expenses increased $14.3 million in the second quarter of 2008 compared with the same period of 2007. This increase was primarily the result of the unfavorable impact of foreign currency translation of $11.3 million and additional expenses of $2.0 million in 2008 related to businesses acquired in 2007.

        Marketing, administrative and development expenses increased $22.8 million in the first six months of 2008 compared with the same period of 2007. This increase was primarily due to the unfavorable impact of foreign currency translation of $19.9 million, additional expenses of $3.7 million in 2008 related to businesses acquired in 2007 and an increase in expenses related to innovation and new product introductions in 2008 of $1.0 million. These increases were partially offset by lower management incentive compensation expenses of $3.8 million.

Cost Reduction and Productivity Program, Global Manufacturing Strategy, Restructuring and Other Charges

  Cost Reduction and Productivity Program

        On July 30, 2008, the Company announced that it is implementing a targeted cost reduction and productivity program consistent with its strategic and financial goals, which is a separate program from its previously-announced global manufacturing strategy detailed below. The decision to implement the program was based on continuing challenging economic conditions globally and the desire to advance the Company's long term growth initiatives that require a more flexible and nimble operating platform to better serve the Company's customers.

        In the United States, the Company is offering a voluntary termination severance program that became effective as of the July 30, 2008 announcement. In addition, the Company is implementing targeted reductions across its global platform, including additional involuntary reductions in the United States. This program is expected to reduce employment by 900 to 1,000, or approximately 5% of the Company's workforce, and result in the closure or consolidation of several smaller facilities. The estimated completion date of this program is March 31, 2009, with the majority of the program expected to be implemented during 2008.

        While the Company has not yet completed its analysis, the Company expects that pre-tax severance costs associated with this program will be between $50.0 and $60.0 million. These costs are expected to be incurred during the second half of 2008, with cash payments starting in 2008, continuing in 2009 and at a more modest level beyond 2009. Other associated costs cannot yet be estimated. This program is expected to achieve annual savings of at least $50.0 to $60.0 million beginning in 2009.

        The Company will provide additional estimates, or ranges of estimates, concerning the costs and charges expected to be incurred in connection with the program as additional information becomes available.

  Global Manufacturing Strategy

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

        In July 2006, the Company announced the first phase of this multi-year global manufacturing strategy. The capital expenditures and associated costs and related restructuring and other charges for this strategy in the six months ended June 30, 2008 and 2007 and the total amounts incurred since inception of this multi-year strategy as of June 30, 2008 are included in the table below. In the fourth quarter of 2007, the Company revised the expected range of associated costs and restructuring and other charges. The Company currently expects capital expenditures to be approximately $70.0 million and associated costs and restructuring and other charges to be approximately $30.0 million in 2008. The actual timing of these expenditures, costs and other charges is subject to change due to a variety of factors. The Company currently estimates that its benefit from this strategy will be approximately $45.0 million starting in 2009 and increasing to $55.0 million in 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
					Total Cumulative Incurred as of June 30, 2008
	2008	2007	2008	2007
Capital expenditures	$18.8	$15.5	$27.5	$26.7	$100.2
Associated costs(1)	1.3	3.3	3.7	5.8	18.9
Restructuring and other charges(2)	0.5	—	2.5	—	15.0

(1)
The associated costs principally include facility start-up costs, which are primarily included in cost of sales on the condensed consolidated statements of operations. These charges by business segment and other were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Food Packaging	$0.6	$3.2	$1.4	$5.6
Food Solutions	0.4	—	0.4	—
Protective Packaging	0.4	—	1.7	—
Other	(0.1)	0.1	0.2	0.2

Total	$1.3	$3.3	$3.7	$5.8

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

        The components of the restructuring accrual, spending and other activity through June 30, 2008 and the accrual balance remaining at June 30, 2008 were as follows:

Employee Termination Costs
Restructuring accrual at December 31, 2007	$8.2
Cash payments during 2008	(3.2)
Additional accrual	1.9
Effect of change in currency rates	—

Restructuring accrual at June 30, 2008	$6.9

        The Company expects to pay $5.0 million of the accrual balance remaining at June 30, 2008 within the next twelve months. This amount is included in other current liabilities on the Company's condensed consolidated balance sheet at June 30, 2008. The remaining accrual of $1.9 million is expected to be paid in 2009 and 2010 and is included in other liabilities on the Company's condensed consolidated balance sheet at June 30, 2008.

  Operating Profit by Business Segment and Other

        Management evaluates the performance of each reportable segment based on its operating profit. Operating profit by business segment and other for the 2008 and 2007 periods was as follows (dollars in millions):

	Second Quarter of		First Six Months of
	2008	2007	2008	2007
Food Packaging	$57.0	$53.5	$113.2	$109.3
As a % of Food Packaging net sales	11.0%	11.6%	11.5%	12.1%
As a % of total operating profit(1)	44.9%	39.9%	46.1%	40.4%
Food Solutions	18.3	21.8	35.2	41.2
As a % of Food Solutions net sales	7.1%	9.2%	7.1%	9.1%
As a % of total operating profit(1)	14.4%	16.2%	14.3%	15.2%
Protective Packaging	49.3	50.1	90.7	103.6
As a % of Protective Packaging net sales	12.6%	13.5%	11.9%	14.0%
As a % of total operating profit(1)	38.9%	37.3%	36.9%	38.3%
Other	2.3	8.9	6.5	16.5
As a % of Other net sales	2.1%	11.9%	3.1%	11.2%
As a % of total operating profit(1)	1.8%	6.6%	2.7%	6.1%

Total segments and other	126.9	134.3	245.6	270.6
Restructuring and other charges(2)	0.5	0.2	2.5	0.6

Total	$126.4	$134.1	$243.1	$270.0

As a % of total net sales	9.9%	11.7%	9.9%	12.1%

(1)
Before taking into consideration restructuring and other charges.

(2)
The restructuring and other charges by business segment were as follows:

	Second Quarter of		First Six Months of
	2008	2007	2008	2007
Food Packaging	$0.3	$0.1	$2.2	$0.1
Food Solutions	0.2	—	0.2	0.1
Protective Packaging	—	0.1	0.1	0.4

Total	$0.5	$0.2	$2.5	$0.6

  Food Packaging Segment Operating Profit

        The decrease in operating profit as a percentage of this segment's net sales in the second quarter of 2008 compared with the same period of 2007 was primarily attributed to higher input costs, including unfavorable average petrochemical-based raw material costs of approximately $16.0 million, which were not fully absorbed by the selling price increases implemented in December 2007 and during the first half of 2008.

        The decrease in operating profit as a percentage of this segment's net sales in the first six months of 2008 compared with the same period of 2007 was primarily attributed to higher input costs, including unfavorable average petrochemical-based raw material costs of approximately $31.0 million, which were not fully absorbed by the selling price increases implemented in December 2007 and during the first half of 2008.

  Food Solutions Segment Operating Profit

        The decrease in operating profit as a percentage of this segment's net sales in the second quarter of 2008 compared with the same period of 2007 was primarily due to higher input costs, including unfavorable average petrochemical-based raw material costs of approximately $6.0 million, which were not fully absorbed by the selling price increases implemented in December 2007 and during the first half of 2008. This segment's operating profit was also impacted by the decrease in unit volume in Europe mentioned above.

        The decrease in operating profit as a percentage of this segment's net sales in the first six months of 2008 compared with the same period of 2007 was primarily due to higher input costs, including unfavorable average petrochemical-based raw material costs of approximately $12.0 million, which were not fully absorbed by the selling price increases implemented in December 2007 and during the first half of 2008. This segment's operating profit was also impacted by the decrease in unit volume in Europe mentioned above.

  Protective Packaging Segment Operating Profit

        The decrease in operating profit as a percentage of this segment's net sales in the second quarter of 2008 compared with the same period of 2007 was primarily due to higher input costs, including unfavorable average petrochemical-based raw material costs of approximately $10.0 million, which were not fully absorbed by the selling price increases in December 2007 and the first half of 2008 and the decline in unit volume primarily in North America mentioned above.

        The decrease in operating profit as a percentage of this segment's net sales in the first six months of 2008 compared with the same period of 2007 was primarily due to higher input costs, including unfavorable average petrochemical-based raw material costs of approximately $22.0 million, which were not fully absorbed by the selling price increases in December 2007 and the first half of 2008 and the decline in unit volume primarily in North America mentioned above. This segment's operating profit was also impacted by the write-off of $3.0 million of obsolete assets related to the production of shrink films in the first quarter of 2008.

  Other Operating Profit

        The decrease in operating profit as a percentage of Other net sales in the second quarter of 2008 compared with the same period of 2007 was primarily due to higher input costs including unfavorable average petrochemical-based raw materials costs of approximately $5.0 million and unfavorable product price/mix, both of which primarily impacted the Company's specialty materials business. This business's operating profit was also unfavorably impacted by an interim supply and distribution agreement for the Ethafoam® foam product lines, which is scheduled to expire in May 2009. The Company is currently constructing additional capacity to produce these products internally prior to the end of this interim agreement, which should improve margins related to these products.

        The decrease in operating profit as a percentage of Other net sales in the first six months of 2008 compared with the same period of 2007 was primarily due to higher input costs including unfavorable average petrochemical-based raw materials costs of approximately $10.0 million and unfavorable product price/mix, both of which primarily impacted the Company's specialty materials business. This business's operating profit was also unfavorably impacted by the interim supply and distribution agreement discussed above.

Interest Expense

        Interest expense includes the stated interest rate on the Company's outstanding debt, as well as the effects of capitalized leases and the amortization of capitalized senior debt issuance costs, bond discounts and terminated treasury locks.

        Total interest expense for the 2008 and 2007 periods was as follows (in millions):

	Second Quarter of		First Six Months of
	2008	2007	2008	2007
Interest expense	$21.1	$26.4	$47.2	$53.3
Interest expense on the amount payable pursuant to the asbestos settlement agreement	9.2	8.7	18.5	17.5

Total interest expense	$30.3	$35.1	$65.7	$70.8

        Interest expense decreased $5.1 million in the second quarter of 2008 and $6.1 million in the first six months of 2008 compared with the same periods of 2007 primarily due to the retirement of the Company's 5.375% senior notes on April 15, 2008. This decrease was partially offset by additional interest expense of $0.6 million related to the funds drawn under the Company's credit facility discussed below.

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

Impairment of Available-for-Sale Securities

        In the second quarter of 2008, the Company recorded a $10.0 million pre-tax charge to recognize impairment related to a decline in the fair market value of some of the auction rate securities in which the Company has invested. The Company determined that the decline in fair value of these securities was other than temporary. See Note 5, "Available-for-Sale-Investments," for further discussion of the Company's investments in auction rate securities.

Other (Expense) Income, Net

        The following table provides details of the Company's other (expense) income, net (in millions):

	Second Quarter of		First Six Months of
	2008	2007	2008	2007
Interest and dividend income	$3.5	$5.1	$7.9	$9.6
Net foreign exchange transaction losses	(2.6)	(1.4)	(6.0)	(2.9)
Advisory expenses related to ceasing work on an acquisition	—	—	(0.9)	—
Other, net	(3.0)	4.8	(2.9)	6.4

Other (expense) income, net	$(2.1)	$8.5	$(1.9)	$13.1

        Interest and dividend income decreased in both the second quarter and first six months of 2008 compared with the same periods in 2007 primarily due to the use of funds to retire the 5.375% senior notes on the date of their maturity and lower interest rates paid on the Company's invested cash. Other, net, for the three and six months ended June 30, 2007 includes a $3.7 million gain recorded as a result of the termination of interest rate swaps.

Income Taxes

        The Company's effective income tax rate was 25.5% for the second quarter of 2008, and 25.4% for the first six months of 2008. The Company's effective income tax rate was 31.3% for the second quarter of 2007, and 18.9% for the first six months of 2007.

        The Company's income tax provision for the first six months of 2008 included the following benefits:

  •
  $2.9 million due to a change in assertion made in the first quarter of 2008 under APB 23, with regard to certain foreign earnings;

  •
  $1.3 million of income tax benefits recognized in the first quarter of 2008 related to the utilization of loss carryforwards in a foreign jurisdiction for which no benefit had previously been recognized for financial reporting purposes; and

  •
  $3.2 million of income tax benefits recognized in the second quarter of 2008 related to a reduction in the estimated cost of repatriating certain foreign earnings.

        For the second quarter and first six months of 2008, the Company's effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the income tax benefits described above, and the lower net effective income tax rate on foreign earnings, partially offset by state income taxes.

        For the second quarter and first six months of 2007, the effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the reversal of $34.4 million of tax accruals and related interest and, to a lesser extent, the lower net effective income tax rate on foreign earnings, partially offset by state income taxes. Including the items noted above, the Company's expected 2008 full year effective income tax rate is 28.7%.

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

  •
  an analysis of the Company's historical cash flows and changes of working capital for the first six months of 2008;

  •
  an updated description of the Company's derivative financial instruments; and

  •
  a description of changes in the Company's shareholders' equity for the first six months of 2008.

Material Commitments and Contingencies

  Asbestos Settlement and Related Costs

        The Company recorded a charge of $850.1 million in the fourth quarter of 2002, of which $512.5 million is to be utilized for a cash payment that the Company is required to make upon the effectiveness of a plan of reorganization in the bankruptcy of W.R. Grace & Co. The Company did not use cash in any period with respect to this liability, and the Company cannot predict when it will be required to make this payment. While Grace has said publicly that it is optimistic that it will reach its goal of confirming a plan of reorganization by the end of this year or early in 2009, the Company does not know whether or when a final plan of reorganization will become effective or whether the final plan will be consistent with the terms of the Settlement agreement. The Company currently expects to fund this payment by using a combination of accumulated cash and future cash flows from operations and funds available under its $500.0 million senior unsecured multi-currency credit facility or its accounts receivable securitization program, both described below, or a combination of these alternatives. The cash payment of $512.5 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. The Company has recorded this accrued interest in asbestos settlement liability and related accrued interest in its condensed consolidated balance sheets, and these amounts were $176.9 million at June 30, 2008 and $158.4 million at December 31, 2007.

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

  Other Litigation

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, "Commitments and Contingencies," of Notes to Condensed Consolidated Financial Statements under the caption "Other Litigation" is incorporated herein by reference.

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

  Cash and Cash Equivalents

        The following table summarizes the Company's accumulated cash and cash equivalents (in millions):

	June 30, 2008	December 31, 2007
Cash and cash equivalents	$267.0	$430.3

  Cash Flows from Operations

        The Company generates substantial cash flows from operations and expects that it will continue to generate substantial cash flows from operations. See "Analysis of Historical Cash Flows" below.

  Lines of Credit

        The following table summarizes the Company's available lines of credit and committed and uncommitted lines of credit, including the credit facility and the ANZ facility discussed below, at June 30, 2008 and December 31, 2007 (in millions):

	June 30, 2008	December 31, 2007
Used lines of credit	$135.2	$46.4
Unused lines of credit	789.2	823.8

Total available lines of credit	$924.4	$870.2

Available lines of credit—committed	$663.2	$646.0
Available lines of credit—uncommitted	261.2	224.2

Total available lines of credit	$924.4	$870.2

        The Company's principal credit lines were all committed and primarily consisted of the Company's $500.0 million unsecured multi-currency revolving credit facility and the ANZ facility. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

  Revolving Credit Facilities

        The Credit Facility—In April 2008, the Company borrowed $165.0 million under its $500.0 million unsecured multi-currency revolving credit facility to partially fund the retirement of its 5.375% senior notes. As of June 30, 2008, the Company had repaid $92.0 million of the amount outstanding under the credit facility from available cash. The remaining outstanding balance of $73.0 million is included in long-term debt on the condensed consolidated balance sheet at June 30, 2008.

        ANZ Facility—The Company has a 170.0 million Australian dollar, dual-currency revolving credit facility, known as the ANZ facility, equivalent to U.S. $163.2 million at June 30, 2008, due March 2010. The Company did not borrow under the ANZ facility during the first six months of 2008.

        See Note 10, "Debt and Credit Facilities," of Notes to Condensed Consolidated Financial Statements for further discussion.

  Accounts Receivable Securitization Program

        The Company's $135.0 million receivables program has an expiration date of December 7, 2012. The receivables program contains financial covenants relating to the Company's interest coverage and debt leverage. The Company was in compliance with these covenants at June 30, 2008.

        In April 2008, the Company utilized the entire $135.0 million available to the Company under its accounts receivable securitization program and these funds were used to partially fund the retirement of the Company's 5.375% senior notes due April 15, 2008, the maturity date.

        See Note 6, "Accounts Receivable Securitization Program," of Notes to Condensed Consolidated Financial Statements for additional information concerning this program.

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

Outstanding Indebtedness

        The Company's total debt outstanding consisted of the amounts set forth on the following table (in millions):

	June 30, 2008	December 31, 2007
Short-term borrowings	$51.8	$36.5
Current portion of long-term debt	243.6	303.7

Total current debt	295.4	340.2
Total long-term debt, less current portion	1,365.5	1,531.6

Total debt	$1,660.9	$1,871.8

        Included in the Company's long-term debt is $1,279.0 million of senior notes with various maturities. On April 15, 2008, the Company retired its 5.375% senior notes on the maturity date. These notes had a face value of $300.0 million and were included in current portion of long-term debt in the table above at December 31, 2007. Also, during the second quarter of 2008, the Company reclassified its 6.95% senior notes to current portion of long-term debt, since these senior notes mature in May 2009. See Note 10, "Debt and Credit Facilities," of Notes to Condensed Consolidated Financial Statements for further information on the Company's debt.

Analysis of Historical Cash Flows

        The following table summarizes the Company's changes in cash flows for the first six months ended June 30, 2008 and 2007 (in millions):

	Six Months Ended June 30,
	2008	2007
Net cash provided by operating activities	$234.8	$130.9
Net cash used in investing activities	(98.7)	(91.6)
Net cash used in financing activities	(337.0)	(26.0)

  Net Cash Provided by Operating Activities

        The $103.9 million increase in cash provided from operating activities was primarily due to the following:

  •
  the utilization of the entire $135.0 million available to the Company under its accounts receivable securitization program in 2008 as discussed above; and

  •
  a decrease in cash used for income tax payments of $57.1 million in 2008. Income tax payments were $59.2 million in 2008 compared with $105.1 million in 2007. The decrease in income tax payments in 2008 resulted from lower estimated taxable income for 2008, which includes higher tax depreciation to be claimed in the United States, pursuant to the bonus depreciation rules enacted as part of the economic stimulus bill passed by Congress in 2008.

        These items were partially offset by the following:

  •
  a decrease in net earnings adjusted for non-cash activity of $34.6 million in 2008;

  •
  an increase in cash used for other current assets of $22.9 million and an increase in cash used for other current liabilities of $7.6 million in 2008. During the second quarter of 2008 as a result of the settlement in principle in the Station nightclub litigation (see "Other Litigation" of Note 14, "Commitments and Contingencies"), the Company recorded a liability in the amount of $25.0 million related to the probable claim liability and a corresponding current asset for $24.5 million for the portion of the claim that is covered by the Company's primary and first excess insurance carriers. The increase in cash used for other current liabilities in 2008 was partially offset by the timing of distributor rebate payments of $15.9 million.

  •
  a decrease in cash generated from receivables, net, of $15.0 million in 2008 primarily due to the increase in net sales, including the impact of accelerated buying prior to the Company's enterprise software launch in the United States on July 1, 2008; and

  •
  an increase in cash used for accounts payable balances of $14.4 million in 2008 primarily due to the timing of payments.

  Net Cash Used in Investing Activities

        The $7.1 million increase in cash used for investing activities was primarily due to the following:

  •
  cash received of $36.0 million in 2007 for the PolyMask transaction;

    partially offset by;

  •
  a decrease of $14.7 million in capital expenditures in 2008. Capital expenditures were $95.7 million in 2008, which included $27.5 million related to the Company's global manufacturing strategy. Capital expenditures were $110.4 million in 2007, which included $26.7 million related to the Company's global manufacturing strategy.

        The Company expects to continue to invest capital as it deems appropriate to expand its business, to replace depreciating property, plant and equipment, to acquire new manufacturing technology and to improve productivity. Taking into account capital expenditures in 2008 of $70.0 million for the Company's global manufacturing strategy, the Company expects total capital expenditures in 2008 to be in the range of $175.0 to $200.0 million. This projection is based upon the Company's capital expenditure budget for 2008, the status of approved but not yet completed capital projects, anticipated future projects including the implementation of the Company's global manufacturing strategy and historic spending trends.

  Net Cash Used in Financing Activities

        The $311.0 million increase in cash used for financing activities was primarily due to the following:

  •
  an increase in net debt repayments of $224.1 million in 2008. Net debt repayments were $213.8 million in 2008 compared with net borrowings of $10.3 million in 2007. Net debt repayments in 2008 includes the retirement of the Company's 5.375% senior notes with a face value of $300.0 million, partially offset by net borrowings of $86.2 million, primarily used to fund a portion of the retirement of the 5.375% senior notes; and

  •
  cash used of $84.7 million in 2008 for the repurchase of the Company's common stock, as discussed in "Repurchases of Common Stock" below.

  Repurchases of Common Stock

        During the first six months of 2008, the Company repurchased 3,529,100 shares of its common stock in open market purchases at a cost of $85.1 million. These amounts include 18,500 shares of common stock purchased in the second quarter of 2008 at a cost of $0.4 million that had settlement dates after June 30, 2008. The average price per share of these common stock repurchases in the first six months of 2008 was $24.12. During the first six months of 2007, the Company repurchased 140,400 shares of its common stock in open market purchases at a cost of $4.5 million. The average price per share of these common stock repurchases was $32.04.

        The Company made the share repurchases in 2008 under the share repurchase program adopted by the Company's Board of Directors in August 2007. The Board of Directors authorized the Company to repurchase in the aggregate up to 20 million shares of its issued and outstanding common stock. This program replaced the Company's prior share repurchase program, which was terminated in August 2007. The 2007 program has no set expiration date, and the Company may from time to time continue to repurchase its common stock. See Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds," for further information on the share repurchase program.

        The 2007 share repurchases were made under the Company's prior share repurchase program.

  Changes in Working Capital

        At June 30, 2008, working capital (current assets less current liabilities) was $64.8 million compared with $194.5 million at December 31, 2007. The $129.7 million decrease in the Company's working capital during the first six months of 2008 resulted primarily from the following changes:

  •
  a decrease in cash and cash equivalents of $163.3 million in 2008. See "Analysis of Historical Cash Flows" above for a discussion of items that contributed to this decrease in cash and cash equivalents;

  •
  a decrease in receivables, net, of $73.1 million in 2008 primarily due to the sale of an undivided ownership interest of $135.0 million under the receivables program discussed above. Excluding the sale of receivables, receivables, net, increased $61.9 million primarily due to the effects of foreign currency translation of $37.3 million and the increase in net sales in 2008, including the impact of accelerated buying prior to the Company's enterprise software launch in the United States on July 1, 2008, partially offset by cash collections in 2008;

  •
  an increase in short-term borrowings of $15.3 million in 2008, which included borrowings used to support the Company's new manufacturing plant in China; and

  •
  an increase in accrued interest of $18.5 million in 2008 related to the Company's asbestos settlement liability discussed above.

        These items were partially offset by:

  •
  an increase in inventories of $73.4 million in 2008. International inventories increased $32.0 million primarily to support the Company's international sales growth including increased inventories at the Company's new manufacturing plant in China. Also contributing to this increase were the effects of foreign currency translation of $28.7 million. Inventories in the United States increased $12.7 million; and

  •
  a decrease in current portion of long-term debt of $60.1 million in 2008 primarily due to the April 15, 2008 retirement of the Company's 5.375% senior notes discussed above, partially offset by the reclassification of the Company's 6.95% senior notes from long-term debt to current portion of long-term debt since these senior notes mature in May 2009.

  Current and Quick Ratios

        The ratio of current assets to current liabilities, known as the current ratio, was 1.0 at June 30, 2008 and 1.1 at December 31, 2007. The ratio of current assets less inventory to current liabilities, known as the quick ratio, was 0.7 at June 30, 2008 and 0.8 at December 31, 2007.

Derivative Financial Instruments

  Interest Rate Swaps

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, "Derivatives and Hedging Activities," of Notes to Condensed Consolidated Financial Statements under the caption "Interest Rate Swaps" is incorporated herein by reference.

  Foreign Currency Forward Contracts

        At June 30, 2008, the Company was party to foreign currency forward contracts, which did not have a significant impact on the Company's liquidity.

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

Shareholders' Equity

        The Company's shareholders' equity was $2,134.5 million at June 30, 2008 and $2,019.6 million at December 31, 2007. Shareholders' equity increased $114.9 million, or 6%, in the first six months of 2008 primarily due to the following:

  •
  net earnings of $123.4 million; and

  •
  positive foreign currency translation adjustment of $103.4 million;

    partially offset by;

  •
  repurchases of the Company's common stock at a cost of $85.1 million; and

  •
  dividends paid on common stock of $38.5 million.

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

Critical Accounting Policies and Estimates

        For a discussion of the Company's critical accounting policies and estimates, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which information is incorporated herein by reference.

Non U.S. GAAP Information

        The Company's management from time to time presents information that does not conform to U.S. GAAP. In this Quarterly Report on Form 10-Q, the Company has presented changes in net sales, Company-wide and by segment and other, excluding items that are included in U.S. GAAP calculations of such measures. The excluded items, as applicable, are the effects of foreign currency translation, the impact of a minor acquisition in 2008 and the sale of a minor product line in 2007 in the Protective Packaging segment, and certain sales related to acquisitions in Other net sales. Presenting net sales figures excluding these items aids in the comparisons with other periods. The Company's management generally uses changes in net sales excluding these items to measure the performance of the Company's operations. Growth in net sales, adjusted to eliminate the effects of specified items that would otherwise be included under U.S. GAAP, is among the criteria upon which the Company may determine performance-based compensation. Thus, management believes that this information may be useful to investors.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        The Company is exposed to market risk from changes in its investments, interest rates and foreign currency exchange rates, which may adversely affect its consolidated financial condition and results of operations. The Company seeks to minimize these risks through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company does not purchase, hold or sell derivative financial instruments for trading purposes.

Investments

        At June 30, 2008 and December 31, 2007, the Company held investments in auction rate securities. These auction rate securities consisted of two contingent capital securities that are convertible into perpetual preferred stock of Ambac Assurance Corporation ("AMBAC"), the issuer, and three debt instruments issued by Primus Financial Products LLC (maturity date 2021), River Lake Insurance Company, a wholly-owned subsidiary of Genworth Financial, Inc. (maturity date 2033) and Ballantyne Re Plc (maturity date 2036). These five securities are typically re-auctioned every twenty-eight days, which historically has provided a liquid market for them. However, as a result of continuing liquidity concerns affecting capital markets, particularly in the U.S., specifically for asset-backed securities, every auction held by the issuers for the Company's auction rate securities in 2008 and over the last several months of 2007 failed.

        The Company accounts for these securities as available-for-sale investments and reviews them for impairment in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and other related guidance issued by the FASB and SEC. During its impairment review, the

Company has evaluated the creditworthiness of the issuers and the timelines and level of interest payments received from the issuers. The Company considered the duration and severity in the decline in the estimated fair market value of these securities. The Company also considered the ability and intent to hold these securities for a reasonable period of time sufficient for an anticipated recovery of their cost. In addition, the Company considered that AMBAC holds a put option on the contingent capital securities that they issued. If AMBAC were to exercise its put option, these securities would be converted into perpetual preferred stock of AMBAC.

        Based on the evaluation discussed above, the recent downgrade of AMBAC's credit rating in the second quarter of 2008 by Standard and Poor's and Moody's Investor Services, the severity of the decline in market value of the AMBAC and Ballantyne securities in the second quarter of 2008 and the limited near term prospects for a recovery of the original cost of the securities, the Company has determined that as of June 30, 2008, the AMBAC and Ballantyne securities incurred an other than temporary decline in fair market value. As a result in the three months ended June 30, 2008, the Company recorded an other than temporary impairment of these securities of $10.0 million ($6.1 million net of taxes) and established a new cost basis for these securities. The Company has also recorded cumulative unrealized losses of $1.7 million ($1.1 million net of taxes) as of June 30, 2008 for the reduction in fair market value of the remaining two debt instruments investments that are currently considered temporary. These unrealized losses are included in accumulated other comprehensive income on the condensed consolidated balance sheets.

        The Company continues to monitor developments in the market for auction rate securities including the specific securities in which it has invested. At June 30, 2008, ratings of the auction rate securities held by the Company by Moody's Investors Service, Inc. ranged from Aa2 to A3 and ratings by Standard & Poor's, a division of the McGraw-Hill Companies, Inc., ranged from AA to A. The ratings are among the ratings assigned by each of these organizations for investment grade long-term senior unsecured debt. Moreover, during the six months ended June 30, 2008, the Company continued to receive all interest payments totaling $1.0 million on a timely basis from the issuers of these securities. The Company believes that it has sufficient liquidity to meet its operating cash needs without the sale of these securities.

        If liquidity conditions relating to these securities or the issuers worsen, the Company may recognize additional other than temporary impairments, which would result in the recognition of additional losses on the condensed consolidated statement of operations.

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

        At June 30, 2008, the Company had no collars or options outstanding.

        The carrying value of the Company's total debt was $1,660.9 million at June 30, 2008 and $1,871.8 million at December 31, 2007. The Company's fixed rate debt was $1,524.3 million at June 30, 2008 and $1,526.1 million, including the impact of interest rate swaps at December 31, 2007. The fair value of the Company's fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total debt was $1,568.5 million at June 30, 2008 compared with $1,818.4 million at December 31, 2007. A hypothetical 10% decrease in interest rates would result in an increase of $78.8 million in the fair value of the total debt balance at June 30, 2008. These changes in the fair value of the Company's fixed rate debt do not alter the Company's obligations to repay the outstanding principal amount of such debt.

Foreign Exchange Rates

        The Company uses foreign currency forward contracts primarily to fix the amounts payable or receivable on transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at June 30, 2008 would have caused the Company to pay approximately $37.3 million to terminate these contracts.

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

Changes in Internal Control over Financial Reporting

        There has not been any change in the Company's internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, "Commitments and Contingencies," of Notes to Condensed Consolidated Financial Statements under the captions "Asbestos Settlement and Related Costs," "Cryovac Transaction; Contingencies Related to the Cryovac Transaction," "Other Litigation," and "Compliance Matters" is incorporated herein by reference. See also Part I, Item 3, "Legal Proceedings," of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and Part II, Item 1, "Legal Proceeding," of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 as well as the information incorporated by reference in those items.

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

  •
  the costs and success of the Company's growth, profitability and global manufacturing strategies;

  •
  the success of the Company's cost reduction and productivity program, including the savings obtained from the execution of the program;

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

  •
  the effect on the Company of changes in laws, rules and regulations and of new pronouncements by regulatory and accounting authorities; and

  •
  natural disasters, health crises, epidemics and pandemics and the potential effects of climate change.

        Except as required by the federal securities laws, the Company undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

  (c)
  Issuer Purchases of Equity Securities

        The table below sets forth the total number of shares of the Company's common stock, par value $0.10 per share, that the Company repurchased in each month of the quarter ended June 30, 2008, the average price paid per share and the maximum number of shares that may yet be purchased under the Company's publicly announced plans or programs.

Period	Total Number of Shares Purchased(1) (a)	Average Price Paid per Share(1) (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2) (d)
Balance as of March 31, 2008				18,842,100
April 1, 2008 through April 30, 2008	429,700	$26.96	426,400	18,415,700
May 1, 2008 through May 31, 2008	788,500	$24.28	781,700	17,634,000
June 1, 2008 through June 30, 2008	1,165,100	$21.95	1,163,100	16,470,900

Total	2,383,300	$23.62	2,371,200	16,470,900

(1)
The Company purchased all shares during the quarter ended June 30, 2008 pursuant to its publicly announced program (described below and under the caption, "Repurchases of Capital Stock," in "Management's Discussion and Analysis of Financial Condition and Results of Operations," set forth in Part I, Item 2 of this quarterly report on Form 10-Q), except for shares reacquired pursuant to the forfeiture provision of the Company's 2005 contingent stock plan. (See table below.) The Company reports price calculations in column (b) in the table above only for shares purchased as part of its publicly announced program and includes commissions. The Company does not make payments for shares reacquired by the Company pursuant to the relevant provisions of the 2005 contingent stock plan as those shares are simply forfeited. During the quarter, the Company did not withhold any shares from awards under the Company's 1998 contingent stock plan or its 2005 contingent stock plan pursuant to the provisions thereof that permit tax withholding obligations or other legally required charges to be satisfied by having the Company withhold shares from awards under those plans, which the Company withholds at a price equal to their fair market value.

Period	Forfeitures under 2005 Contingent Stock Plan
April 2008	3,300
May 2008	6,800
June 2008	2,000

Total	12,100
(2)
On August 9, 2007, the Company announced that its Board of Directors had approved a new share repurchase program, authorizing the Company to repurchase in the aggregate up to 20 million shares of its issued and outstanding common stock. This new program replaced the Company's prior share repurchase program, which was terminated. Through June 30, 2008, the Company had repurchased 3,529,100 shares of the Company's common stock under the new program, leaving 16,470,900 shares of common stock authorized for repurchase under the new program. The new program has no set expiration date.

Item 4.    Submission of Matters to a Vote of Security Holders.

        On May 20, 2008, the Company held its annual meeting of stockholders (the "Annual Meeting"). At the Annual Meeting, the stockholders voted:

  (i)
  to elect the entire Board of Directors of the Company;

  (ii)
  to approve the amended 2005 Contingent Stock Plan of Sealed Air Corporation;

  (iii)
  to approve the amended Performance-Based Compensation Program of Sealed Air Corporation; and

  (iv)
  to ratify the selection of KPMG LLP as the Company's independent auditor for the fiscal year ending December 31, 2008.

        The holders of a total of 145,171,091 shares of common stock were present in person or by proxy at the Annual Meeting, representing approximately 90.3% of the voting power of the Company entitled to vote at the Annual Meeting. Each share of common stock was entitled to one vote on each matter before the meeting. The votes cast on the matters before the Annual Meeting are set forth below.

        The stockholders elected each of the following nominees to the Company's Board of Directors, comprising the entire Board of Directors, by the following votes (with no broker non-votes):

Nominees for Election to Board of Directors:	For	Against	Abstain
Hank Brown	142,954,674	699,276	1,517,141
Michael Chu	142,733,545	930,688	1,506,858
Lawrence R. Codey	140,929,163	2,678,464	1,563,464
T. J. Dermot Dunphy	142,723,098	993,845	1,454,148
Charles F. Farrell, Jr.	142,551,803	1,091,876	1,527,412
William V. Hickey	142,537,883	1,162,556	1,470,652
Jacqueline B. Kosecoff	142,908,302	662,299	1,600,490
Kenneth P. Manning	136,766,364	6,881,049	1,523,678
William J. Marino	143,036,548	656,647	1,477,896

        The stockholders approved the amended 2005 Contingent Stock Plan of Sealed Air Corporation by the following vote:

For	130,267,426
Against	3,280,488
Abstentions	1,574,152
Broker non-votes	10,049,025

        The stockholders approved the amended Performance-Based Compensation Program of Sealed Air Corporation by the following vote:

For	128,250,518
Against	5,356,127
Abstentions	1,515,421
Broker non-votes	10,049,025

        The stockholders ratified the appointment of KPMG LLP as the independent auditor of the Company for the fiscal year ending December 31, 2008 by the following vote (with no broker non-votes):

For	143,161,154
Against	604,991
Abstentions	1,404,946

Item 6.    Exhibits.

Exhibit Number	Description
3.1	Unofficial Composite Amended and Restated Certificate of Incorporation of the Company as currently in effect. (Exhibit 3.1 to the Company's Registration Statement on Form S-3, Registration No. 333-108544, is incorporated herein by reference.)
3.2

Amended and Restated By-Laws of the Company as currently in effect. (Exhibit 3.1 to the Company's Current Report on Form 8-K, Date of Report February 16, 2007, File No. 1-12139, is incorporated herein by reference.)
10.1
2005 Contingent Stock Plan of Sealed Air Corporation, as amended. (Annex D to the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders, File No. 1-12139, is incorporated herein by reference.)*
10.2
Form of Sealed Air Corporation Performance Share Units Award Grant 2008-2009. (Exhibit 10.2 to the Company's Current Report on Form 8-K, Date of Report May 20, 2008, File No. 1-12139, is incorporated herein by reference.) *
10.3
Form of Sealed Air Corporation Performance Share Units Award Grant 2008-2010. (Exhibit 10.3 to the Company's Current Report on Form 8-K, Date of Report May 20, 2008, File No. 1-12139, is incorporated herein by reference.) *
10.4
Performance Share Unit Awards information. (Such information contained on pages 39 and 40 of the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders, File No. 1-12139, is incorporated herein by reference.)*
10.5
Performance-Based Compensation Program of Sealed Air Corporation, as amended. (Annex E to the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders, File No. 1-12139, is incorporated herein by reference.)*
31.1	Certification of William V. Hickey pursuant to Rule 13a-14(a), dated August 8, 2008.
31.2	Certification of David H. Kelsey pursuant to Rule 13a-14(a), dated August 8, 2008.
32	Certification of William V. Hickey and David H. Kelsey, pursuant to 18 U.S.C. § 1350, dated August 8, 2008.

*
Compensatory plan or arrangement of management required to be filed as an exhibit to this report on Form 10-Q.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEALED AIR CORPORATION
Date: August 8, 2008	By:	/s/ JEFFREY S. WARREN Jeffrey S. Warren Controller (Duly Authorized Executive Officer and Chief Accounting Officer)