Form 10-Q
period 2008-09-30
SEALED AIR CORP/DE
filed 2008-11-10
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
Or
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

        There were 157,874,358 shares of the registrant's common stock, par value $0.10 per share, issued and outstanding as of October 31, 2008.

SEALED AIR CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales:
Food Packaging	$479.7	$465.7	$1,466.9	$1,365.5
Food Solutions	255.9	242.4	751.0	694.8
Protective Packaging	377.2	371.2	1,141.7	1,112.2
Other	106.2	81.6	315.6	228.5

Total net sales	1,219.0	1,160.9	3,675.2	3,401.0
Cost of sales	925.3	840.8	2,746.2	2,443.4

Gross profit	293.7	320.1	929.0	957.6
Marketing, administrative and development expenses	193.2	185.8	582.9	552.7
Restructuring and other charges	61.3	0.2	63.8	0.8

Operating profit	39.2	134.1	282.3	404.1
Interest expense	(30.7)	(35.2)	(96.4)	(106.0)
Gain on sale of equity method investment	—	—	—	35.3
Impairment of available-for-sale securities	(3.7)	—	(13.7)	—
Other (expense) income, net	(1.3)	6.5	(3.2)	19.6

Earnings before income tax (benefit) provision	3.5	105.4	169.0	353.0
Income tax (benefit) provision	(5.7)	33.0	36.4	79.7

Net earnings	$9.2	$72.4	$132.6	$273.3

Net earnings per common share:
Basic	$0.06	$0.45	$0.84	$1.71

Diluted	$0.05	$0.39	$0.73	$1.46

Dividends paid per common share	$0.12	$0.10	$0.36	$0.30

Weighted average number of common shares outstanding:
Basic	156.4	159.9	158.0	160.0

Diluted	175.3	191.3	189.7	191.3

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$274.4	$430.3
Receivables, net of allowance for doubtful accounts of $17.9 in 2008 and $16.2 in 2007	689.3	789.8
Inventories	635.9	581.7
Other current assets	95.2	134.3

Total current assets	1,694.8	1,936.1
Property and equipment, net	1,105.2	1,080.1
Goodwill	1,963.1	1,969.7
Non-current investments—available-for-sale securities	33.4	40.8
Other assets, net	486.8	411.6

Total assets	$5,283.3	$5,438.3

Liabilities and shareholders' equity
Current liabilities:
Short-term borrowings	$43.5	$36.5
Current portion of long-term debt	243.2	303.7
Accounts payable	306.3	316.3
Asbestos Settlement liability and related accrued interest	698.6	670.9
Other current liabilities	448.2	414.2

Total current liabilities	1,739.8	1,741.6
Long-term debt, less current portion	1,374.1	1,531.6
Other liabilities	151.7	145.5

Total liabilities	3,265.6	3,418.7
Commitments and contingencies
Shareholders' equity
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2008 and 2007	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 168,040,215 in 2008 and 167,741,721 in 2007; shares outstanding: 157,827,372 in 2008 and 161,627,030 in 2007	16.8	16.8
Common stock reserved for issuance related to asbestos Settlement, $0.10 par value per share, 18,000,000 shares in 2008 and 2007	1.8	1.8
Additional paid-in capital	1,098.9	1,086.1
Retained earnings	1,336.0	1,260.8

	2,453.5	2,365.5

Unamortized pension items, net of taxes	(54.0)	(58.2)
Cumulative translation adjustment, net of taxes	(4.9)	(4.0)
Unrealized gain on derivative instruments, net of taxes	4.7	5.6
Unrealized gains (losses) on available-for-sale securities, net of taxes	1.5	(2.4)

Accumulated other comprehensive loss	(52.7)	(59.0)

Common stock in treasury, 10,212,843 shares in 2008 and 6,114,691 shares in 2007	(383.1)	(286.9)

Total shareholders' equity	2,017.7	2,019.6

Total liabilities and shareholders' equity	$5,283.3	$5,438.3

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$132.6	$273.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	130.6	123.4
Amortization of senior debt related items and other	1.3	1.9
Impairment of available-for-sale securities	13.7	—
Deferred taxes, net	(2.6)	(3.3)
Gain on sale of equity method investment	—	(35.3)
Net (gain) loss on disposals of property and equipment and other	(0.9)	0.3
Changes in operating assets and liabilities, net of effects of businesses acquired:
Receivables, net	(26.2)	(30.9)
Accounts receivable securitization program	135.0	—
Inventories	(57.6)	(75.5)
Other current assets	(25.6)	(1.4)
Other assets, net	(6.7)	(0.6)
Accounts payable	(10.2)	14.6
Income taxes payable	(18.7)	(63.9)
Other current liabilities	64.7	14.8
Other liabilities	(3.3)	6.1

Net cash provided by operating activities	326.1	223.5

Cash flows from investing activities:
Capital expenditures for property and equipment	(141.9)	(157.8)
Purchases of available-for-sale securities	—	(388.4)
Sales of available-for-sale securities	—	377.5
Proceeds from sales of property and equipment	3.6	1.4
Businesses acquired in purchase transactions, net of cash and cash equivalents acquired	(2.9)	(32.7)
Proceeds from sale of equity method investment	—	36.0
Other investing activities	2.2	(18.3)

Net cash used in investing activities	(139.0)	(182.3)

Cash flows from financing activities:
Payments of long-term debt	(303.7)	(4.1)
Proceeds from long-term debt	83.0	1.4
Dividends paid on common stock	(57.4)	(48.4)
Repurchases of common stock	(95.1)	(6.8)
Proceeds from common stock option exercises	—	0.7
Net proceeds from short-term borrowings	7.0	13.3
Payments of senior debt issuance costs	—	(0.2)

Net cash used in financing activities	(366.2)	(44.1)

Effect of exchange rate changes on cash and cash equivalents	23.2	4.3

Cash and cash equivalents:
Balance, beginning of period	$430.3	$373.1
Net change during the period	(155.9)	1.4

Balance, end of period	$274.4	$374.5

Supplemental cash flow items:
Interest payments, net of amounts capitalized	$77.9	$75.9

Income tax payments	$76.2	$149.1

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net earnings	$9.2	$72.4	$132.6	$273.3
Other comprehensive (loss) income:
Amortization of deferred pension items, net of income tax provision of $0.2 for the three months ended September 30, 2008, $0.6 for the three months ended September 30, 2007, $0.7 for the nine months ended September 30, 2008 and $1.7 for the nine months ended September 30, 2007	1.3	1.4	4.2	4.1
Unrealized (losses) gains on derivative instruments, net of income tax benefit of $0.2 for the three months ended September 30, 2008, $0.02 for the three months ended September 30, 2007, $0.5 for the nine months ended September 30, 2008 and $0.3 for the nine months ended September 30, 2007	(0.1)	0.4	(0.9)	(0.1)
Recognition of other than temporary impairment of available-for-sale securities, net of income tax benefit of $1.4 for the three months ended September 30, 2008 and $5.3 for the nine months ended September 30, 2008	2.3	—	8.4	—
Unrealized gains (losses) on available-for-sale securities, net of income tax (provision) benefit of $(0.1) for the three months ended September 30, 2008 and $2.9 for the nine months ended September 30, 2008	0.3	—	(4.5)	—
Foreign currency translation adjustments	(104.3)	44.1	(0.9)	78.2

Comprehensive (loss) income	$(91.3)	$118.3	$138.9	$355.5

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

Basis of Consolidation

        The condensed consolidated financial statements include all the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's condensed consolidated balance sheet as of September 30, 2008 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 have been made. The results set forth in the condensed consolidated statements of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. All amounts are approximate due to rounding.

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

(2) Recent Accounting Pronouncements

Adopted in 2008

  SFAS No. 157

        In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," or SFAS No. 157. On January 1, 2008, the Company adopted SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. On

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(2) Recent Accounting Pronouncements (Continued)

February 12, 2008, the FASB issued FASB Staff Position 157-2, or FSP 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 for the Company until January 1, 2009 for items within the scope of this FSP. See Note 12, "Fair Value Measurements," for further discussion and disclosures presented in connection with the Company's adoption of SFAS No. 157, which had no impact on the Company's consolidated financial position or results of operations.

  FSP No. FAS 157-3

        In October 2008, the FASB issued FASB Staff Position on SFAS No. 157, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active," or "FSP 157-3". FSP 157-3 clarifies how SFAS 157 should be applied when valuing securities in markets that are not active by illustrating key considerations in determining fair value. It also reaffirms the notion of fair value as the exit price as of the measurement date. This FSP has been adopted for the Company's consolidated financial statements ended September 30, 2008. The adoption of this FSP did not have a material impact on the Company's consolidated financial position or results of operations.

  SFAS No. 159

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 on January 1, 2008 without electing to report certain financial assets or liabilities at fair value that were not previously reported at fair value. Therefore, there was no impact to the Company's consolidated financial position or results of operations.

Pending Adoption

  FSP No. EITF 03-6-1

        In June 2008, the FASB issued FSP No. Emerging Issues Task Force ("EITF") 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per common share under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, "Earnings per Share." This FSP is effective for the Company beginning January 1, 2009. All prior period earnings per common share data presented shall be adjusted retrospectively to conform to the provisions of this FSP. Early application is not permitted. The retrospective adoption of this FSP is expected to have an impact of between $0.01 and $0.02 on basic net earnings per common share and approximately $0.01 on diluted net earnings per common share for the years ended December 31, 2006 and 2007.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(2) Recent Accounting Pronouncements (Continued)

  SFAS No. 141R

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS No. 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R will become effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009. Any future business combinations for which the acquisition date is on or after January 1, 2009 will be accounted for under this new standard.

  SFAS No. 160

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51." SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact, if any, of the adoption of SFAS No. 160 on its consolidated financial position or results of operations.

  SFAS No. 161

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

  SFAS No. 162

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. The standard will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(2) Recent Accounting Pronouncements (Continued)

amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company is currently evaluating the impact, if any, of the adoption of SFAS No. 162 on its consolidated financial position or results of operations.

  FSP No. FAS 142-3

        In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets." FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142. FSP 142-3 is effective for the Company beginning January 1, 2009. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The impact of adopting this FSP will be dependent on any future intangible assets that may be acquired by the Company.

(3) Business Segment Information

        The following tables show net sales, depreciation and amortization, operating profit and assets by the Company's segment reporting structure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales:
Food Packaging	$479.7	$465.7	$1,466.9	$1,365.5
Food Solutions	255.9	242.4	751.0	694.8
Protective Packaging	377.2	371.2	1,141.7	1,112.2
Other	106.2	81.6	315.6	228.5

Total	$1,219.0	$1,160.9	$3,675.2	$3,401.0

Depreciation and amortization:
Food Packaging	$18.9	$19.1	$56.1	$57.6
Food Solutions	8.5	8.6	24.9	23.9
Protective Packaging	10.6	11.0	36.0	33.2
Other	4.9	2.8	13.6	8.7

Total	$42.9	$41.5	$130.6	$123.4

Operating profit(1):
Food Packaging	$36.9	$50.5	$150.1	$159.8
Food Solutions	17.1	24.4	52.3	65.6
Protective Packaging	39.6	52.2	130.3	155.8
Other	6.9	7.2	13.4	23.7

Total segments and other	100.5	134.3	346.1	404.9
Restructuring and other charges(2)	61.3	0.2	63.8	0.8

Total	$39.2	$134.1	$282.3	$404.1

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(3) Business Segment Information (Continued)

	September 30, 2008	December 31, 2007
Assets(3):
Trade receivables, net and finished goods inventory, net
Food Packaging	$439.9	$476.4
Food Solutions	228.9	215.1
Protective Packaging	287.5	337.5
Other	79.4	69.5

Total segments and other	1,035.7	1,098.5
Assets not allocated(3)	4,247.6	4,339.8

Total	$5,283.3	$5,438.3

(1)
Before taking into consideration restructuring and other charges.

(2)
The restructuring and other charges by the Company's segment reporting structure were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Food Packaging	$28.2	$—	$30.4	$0.1
Food Solutions	11.8	—	12.0	0.1
Protective Packaging	17.2	0.2	17.3	0.6
Other	4.1	—	4.1	—

Total	$61.3	$0.2	$63.8	$0.8

  In the third quarter of 2008, the Company implemented its cost reduction and productivity program. The restructuring charge related to this program was $59.9 million for the three and nine months ended September 30, 2008. The remaining amount of restructuring and other charges in 2008 related to the Company's global manufacturing strategy. Restructuring and other charges in 2007 related to the consolidation of the Company's customer service activities in North America. See Note 4, "Cost Reduction and Productivity Program, Global Manufacturing Strategy, Restructuring and Other Charges," for further discussion.

(3)
Only assets which are identifiable by segment and reviewed by the Company's chief operating decision maker by segment are allocated to the reportable segment assets. Allocated assets include trade accounts receivable, net, and finished goods inventory, net. All other assets are included in "Assets not allocated." Assets not allocated include goodwill of $1,963.1 million at September 30, 2008 and $1,969.7 million at December 31, 2007 and total property and equipment, net, of $1,105.2 million at September 30, 2008 and $1,080.1 million at December 31, 2007.

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

        The allocation of goodwill in accordance with the provisions of SFAS No. 142 and the changes in the nine months ended September 30, 2008 by the Company's segment reporting structure were as follows:

	Balance at December 31, 2007	Goodwill Acquired	Foreign Currency Translation and Other	Balance at September 30, 2008
Food Packaging	$388.0	—	$(1.7)	$386.3
Food Solutions	149.7	—	(0.6)	149.1
Protective Packaging	1,275.2	1.1	(5.4)	1,270.9
Other	156.8	—	—	156.8

Total	$1,969.7	1.1	$(7.7)	$1,963.1

(4) Cost Reduction and Productivity Program, Global Manufacturing Strategy, Restructuring and Other Charges

Cost Reduction and Productivity Program

        In the third quarter of 2008, the Company implemented its previously announced cost reduction and productivity program, including a voluntary termination severance program that was offered to employees in the United States. As a result, the Company recorded a $59.9 million pre-tax charge for severance costs. This charge was included in restructuring and other charges on the condensed consolidated statements of operations. See Note 3, "Business Segment Information," for restructuring and other charges by the Company's segment reporting structure. The Company expects to incur additional severance and other personnel and facility closure costs associated with the program in the fourth quarter of 2008 and moderate costs associated with facility closures and additional cash severance payments in 2009. The personnel portion of this program is expected to be fully implemented in 2008. Cash payments related to severance benefits have already begun in the third quarter of 2008 with the majority to occur in 2009, then dropping to a modest level thereafter.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(4) Cost Reduction and Productivity Program, Global Manufacturing Strategy, Restructuring and Other Charges (Continued)

        The components of the restructuring accrual and cash payments through September 30, 2008 and the accrual balance remaining at September 30, 2008 related to this program were as follows:

Employee Termination Costs
Original accrual	$59.9
Cash payments made during the three months ended September 30, 2008	(2.5)

Restructuring accrual at September 30, 2008	$57.4

        The Company expects to pay $53.7 million of the accrual balance remaining at September 30, 2008 within the next twelve months. This amount is included in other current liabilities on the condensed consolidated balance sheet at September 30, 2008. The remaining accrual of $3.7 million is expected to be paid in the fourth quarter of 2009 and in 2010 and is included in other liabilities on the condensed consolidated balance sheet at September 30, 2008.

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

        In July 2006, the Company announced the first phase of this multi-year global manufacturing strategy. The capital expenditures and associated costs and related restructuring and other charges for this strategy in the three and nine months ended September 30, 2008 and 2007 and the total amounts incurred since inception of this multi-year strategy as of September 30, 2008 are included in the table below. The Company currently expects capital expenditures to be approximately $60.0 million and associated costs and restructuring and other charges to be approximately $30.0 million in 2008. The

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(4) Cost Reduction and Productivity Program, Global Manufacturing Strategy, Restructuring and Other Charges (Continued)

actual timing of these capital expenditures, costs and other charges is subject to change due to a variety of factors.

	Three Months Ended September 30,		Nine Months Ended September 30,
					Total Cumulative Incurred as of September 30, 2008
	2008	2007	2008	2007
Capital expenditures	$16.3	$18.6	$43.8	$45.3	$116.5
Associated costs(1)	2.2	2.7	5.9	8.5	21.1
Restructuring and other charges(2)	1.4	—	3.9	—	16.4

(1)
The associated costs principally include facility start-up costs, which are primarily included in cost of sales on the condensed consolidated statements of operations. These charges by the Company's segment reporting structure were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Food Packaging	$1.4	$2.3	$2.8	$7.9
Food Solutions	0.1	—	0.5	—
Protective Packaging	0.7	0.4	2.4	0.4
Other	—	—	0.2	0.2

Total	$2.2	$2.7	$5.9	$8.5

(2)
The restructuring and other charges were for severance costs and equipment relocation. These charges were included in restructuring and other charges on the condensed consolidated statements of operations. See Note 3, "Business Segment Information," for restructuring and other charges by the Company's segment reporting structure. A reconciliation of the restructuring accrual is included below.

        The components of the restructuring accrual, spending and other activity through September 30, 2008 and the accrual balance remaining at September 30, 2008 were as follows:

Restructuring accrual at December 31, 2007	$8.2
Additional accrual	2.9
Cash payments during 2008	(4.3)
Effect of changes in currency rates	(0.2)

Restructuring accrual at September 30, 2008	$6.6

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(4) Cost Reduction and Productivity Program, Global Manufacturing Strategy, Restructuring and Other Charges (Continued)

        The Company expects to pay $5.3 million of the accrual balance remaining at September 30, 2008 within the next twelve months. This amount is included in other current liabilities on the condensed consolidated balance sheet at September 30, 2008. The remaining accrual of $1.3 million is expected to be paid in the fourth quarter of 2009 and in 2010 and is included in other liabilities on the condensed consolidated balance sheet at September 30, 2008.

        After taking into effect the $59.9 million of restructuring charges recorded in connection with the Company's cost reduction and productivity program discussed above, the Company was in compliance with its required financial ratios under its credit facility and its receivables program as of September 30, 2008. While the Company expects to remain in compliance with its debt leverage and other covenants due to ongoing operational performance, the benefits of the cost reduction and productivity program and other actions available to it, the Company also is considering seeking a modification to its debt leverage covenant. Such a modification may be required to avoid a possible delay in any additional cost saving measures and the resulting charges. See Note 10, "Debt and Credit Facilities," for further discussion.

(5) Available-for-Sale Investments

        The following tables summarize the Company's available-for-sale investments classified as non-current assets that are carried at fair market value on the condensed consolidated balance sheets at September 30, 2008 and December 31, 2007:

September 30, 2008	Original Cost	Gross Unrealized (Losses) Gains	Gross Other Than Temporary Impairment	Estimated Fair Market Value
Auction rate securities:
Debt instruments with contractual maturity dates in 2021, 2033, and 2036	$24.7	$—	$(5.1)	$19.6
Contingent capital securities with no maturity dates	20.0	2.4	(8.6)	13.8

Total	$44.7	$2.4	$(13.7)	$33.4

December 31, 2007	Original Cost	Gross Unrealized Losses	Estimated Fair Market Value
Auction rate securities:
Debt instruments with contractual maturity dates in 2021, 2033, and 2036	$24.7	$(0.7)	$24.0
Contingent capital securities with no maturity dates	20.0	(3.2)	16.8

Total	$44.7	$(3.9)	$40.8

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(5) Available-for-Sale Investments (Continued)

        At September 30, 2008 and December 31, 2007, the Company held investments in auction rate securities. These auction rate securities consisted of two contingent capital securities that are convertible into perpetual preferred stock of Ambac Assurance Corporation ("AMBAC"), the issuer, and three debt instruments issued by Primus Financial Products LLC (maturity date 2021), River Lake Insurance Company, a wholly-owned subsidiary of Genworth Financial, Inc. (maturity date 2033) and Ballantyne Re Plc (maturity date 2036). These five securities were historically re-auctioned every twenty-eight days, which provided a liquid market for them. However, as a result of continuing liquidity concerns affecting capital markets, particularly in the U.S., specifically for asset-backed securities, every auction held by the issuers for these auction rate security investments in the first nine months of 2008 and over the last several months of 2007 failed.

        The Company accounts for these securities as available-for-sale investments and reviews them for impairment in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and other related guidance issued by the FASB and the SEC. During its impairment review, the Company evaluated the creditworthiness of the issuers and the timeliness and level of interest payments received from the issuers. The Company considered the duration and severity in the decline in the estimated fair market value of these securities. The Company also considered its ability and intent to hold these securities for a reasonable period of time sufficient for an anticipated recovery of their cost. In addition, the Company considered that AMBAC holds a put option on the contingent capital securities that they issued. If AMBAC were to exercise its put option, these securities would be converted into perpetual preferred stock of AMBAC.

        Based on the evaluation discussed above, the downgrade of AMBAC's credit rating in the second quarter of 2008 by Standard and Poor's and Moody's Investor Services, the severity of the decline in the market value of the AMBAC and Ballantyne securities in the second quarter of 2008 and the limited near term prospects for a recovery of the original cost of the securities, the Company has determined that the AMBAC and Ballantyne securities incurred an other than temporary decline in fair market value. As a result, in the second quarter of 2008, the Company recorded an other than temporary impairment of these securities of $10.0 million ($6.1 million, net of taxes) and established a new cost basis for these securities.

        In the third quarter of 2008, the Company recorded an additional other than temporary impairment of $3.7 million ($2.3 million, net of taxes) related to the three debt instruments with contractual maturity dates, primarily due to the severity of the decline in their fair market value and related risk of recovery of the investment value. As a result the Company established a new cost basis for these securities at September 30, 2008. Also, in the third quarter of 2008, the Company recorded unrealized gains of $2.4 million ($1.5 million, net of taxes) related to the two contingent capital securities, which are included in accumulated other comprehensive loss on the condensed consolidated balance sheet.

        The Company continues to monitor developments in the market for auction rate securities including the specific securities in which it has invested. At September 30, 2008, ratings of the auction rate securities held by the Company by Moody's Investors Service, Inc. ranged from Aa2 to A3 and

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(5) Available-for-Sale Investments (Continued)

ratings by Standard & Poor's, a division of the McGraw-Hill Companies, Inc., ranged from AA to A. The ratings are among the ratings assigned by each of these organizations for investment grade long-term senior unsecured debt. Moreover, during the nine months ended September 30, 2008, the Company continued to receive all interest payments, totaling $1.6 million when due. The Company believes that it has sufficient liquidity to meet its operating cash needs without the sale of these securities.

        If liquidity conditions relating to these securities or the issuers worsen, the Company may recognize additional other than temporary impairments, which would result in the recognition of additional losses on the condensed consolidated statement of operations.

        See Note 12, "Fair Value Measurements," for a discussion of the inputs and valuation techniques used by the Company to determine the fair value of these auction rate securities at September 30, 2008.

(6) Accounts Receivable Securitization Program

        The Company's $135.0 million receivables program has an expiration date of December 7, 2012. The receivables program contains financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these covenants at September 30, 2008.

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

        The costs associated with the receivables program are included in other (expense) income, net, on the condensed consolidated statements of operations. These costs primarily relate to the losses on the sale of the undivided ownership interests in 2008, which were $1.7 million, and program and commitment fees and other associated costs, which were $0.4 million for the nine months ended September 30, 2008 and $0.3 million for the nine months ended September 30, 2007.

        On October 31, 2008, the Company repurchased approximately $38.5 million of eligible U.S. accounts receivables from SA Funding Corp. The Company used $20.0 million of funds available under its credit facility and the remaining amount from available cash to repurchase these receivables. SA Funding Corp. in turn repurchased an undivided ownership interest in $30.0 million of receivables under the receivables program from the unaffiliated buyer, and this amount was included in the Company's condensed consolidated balance sheet at the time of repurchase.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(7) Inventories

        The following table presents details of the Company's inventories:

	September 30, 2008	December 31, 2007
Inventories (at FIFO, which approximates replacement value):
Raw materials	$124.2	$114.6
Work in process	137.5	132.2
Finished goods	434.0	389.0

Subtotal	695.7	635.8
Reduction of certain inventories to LIFO basis	(59.8)	(54.1)

Total	$635.9	$581.7

        The Company determines the value of non-equipment U.S. inventories by the last-in, first-out or LIFO inventory method. The value of U.S. inventories determined by that method amounted to $157.4 million at September 30, 2008 and $125.3 million at December 31, 2007. If the Company had used the first-in, first-out or FIFO inventory method, which approximates replacement value, for these inventories, the balances would have been $59.8 million higher at September 30, 2008 and $54.1 million higher at December 31, 2007.

(8) Property and Equipment, net

        The following table details the Company's property and equipment, net, at September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31, 2007
Land and improvements	$50.8	$54.3
Buildings	580.8	554.7
Machinery and equipment	2,259.8	2,158.1
Other property and equipment	136.7	139.3
Construction-in-progress	147.6	192.2

	3,175.7	3,098.6
Accumulated depreciation and amortization	(2,070.5)	(2,018.5)

Property and equipment, net	$1,105.2	$1,080.1

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(8) Property and Equipment, net (Continued)

        The following table details the Company's interest cost capitalized and depreciation and amortization expense for property and equipment for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest cost capitalized	$2.5	$2.7	$7.7	$6.5
Depreciation and amortization expense for property and equipment	35.5	34.6	109.7	106.1

(9) Goodwill and Identifiable Intangible Assets

Goodwill

        The Company's goodwill balance was $1,963.1 million at September 30, 2008 and $1,969.7 million at December 31, 2007. See "Allocation of Goodwill to Reportable Segments," of Note 3, "Business Segment Information," for a discussion of the Company's goodwill and the changes by the Company's segment reporting structure.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(9) Goodwill and Identifiable Intangible Assets (Continued)

Identifiable Intangible Assets

        The following table summarizes the Company's identifiable intangible assets with definite and indefinite useful lives.

	September 30, 2008	December 31, 2007
Gross carrying value	$115.9	$113.5
Accumulated amortization	(48.5)	(43.1)

Total	$67.4	$70.4

        These identifiable intangible assets are included in other assets, net, on the condensed consolidated balance sheets and include $8.9 million of trademarks acquired with the acquisition of certain assets related to the Ethafoam® and related polyethylene foam product lines in 2007 that the Company has determined to have an indefinite useful life.

        Amortization expense of identifiable intangible assets was $3.3 million for the three months ended September 30, 2008, $1.8 million for the three months ended September 30, 2007, $8.1 million for the nine months ended September 30, 2008 and $4.0 million for the nine months ended September 30, 2007. This expense is included in marketing, administrative and development expenses on the condensed consolidated statements of operations.

        Assuming no change in the gross carrying value of identifiable intangible assets from the value at September 30, 2008, the estimated future amortization expense at September 30, 2008 for the remainder of 2008 and future periods is as follows:

2008	$2.9
2009	10.8
2010	9.4
2011	6.4
2012	5.2
Thereafter	23.8

Total	$58.5

(10) Debt and Credit Facilities

Senior Notes

        On April 15, 2008, the Company's 5.375% Senior Notes with a face value of $300.0 million matured. The Company used $165.0 million of funds drawn under the credit facility discussed below and $135.0 million from the sale of receivable interests under its accounts receivable securitization program to retire this debt. Interest on the 5.375% Senior Notes was payable semi-annually in arrears, with the final payment of $8.0 million made from available cash upon the maturity of the notes.

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

        Before the retirement of the Company's 5.375% Senior Notes on April 15, 2008, the Company recorded adjustments to their fair value as a result of the Company's related interest rate hedging. See Note 11, "Derivatives and Hedging Activities," for further discussion.

Lines of Credit

        The following table summarizes the Company's available committed and uncommitted lines of credit, including the credit facility and the ANZ facility, which are discussed below.

	September 30, 2008	December 31, 2007
Used lines of credit	$136.5	$46.4
Unused lines of credit	728.0	823.8

Total available lines of credit	$864.5	$870.2

Available lines of credit—committed	$616.6	$646.0
Available lines of credit—uncommitted	247.9	224.2

Total available lines of credit	$864.5	$870.2

        The Company's principal credit lines were all committed and consisted of the Company's unsecured multi-currency revolving credit facility and the ANZ facility. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

Revolving Credit Facilities

        The Credit Facility The Company has a $500 million unsecured multi-currency revolving credit facility, known as the credit facility, which has an expiration date of July 24, 2012.

        The credit facility commitments include $28.0 million provided by Lehman Commercial Paper Inc., a subsidiary of Lehman Brothers Holdings Inc. As a result of the bankruptcy filing of Lehman Brothers Holdings Inc. and certain of its subsidiaries in September 2008, Lehman Commercial Paper Inc. is no longer funding borrowing requests under the credit facility. Amounts funded by Lehman Commercial Paper Inc. prior to the bankruptcy filing may remain outstanding in accordance with the terms of the credit facility. At September 30, 2008, the total amount available under the credit facility was approximately $474.8 million, which included $83.0 million of funds drawn by the Company as of that date. The drawn amount included approximately $2.8 million of funds provided by Lehman Commercial Paper Inc.

        At September 30, 2008, of the $165.0 million of funds drawn under the credit facility in April 2008, the Company had made net repayments of $82.0 million from available cash. The remaining outstanding balance of $83.0 million is included in long-term debt on the condensed consolidated

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(10) Debt and Credit Facilities (Continued)

balance sheet at September 30, 2008 and had a weighted average interest rate of 3.46%. Interest expense related to the funds drawn under the credit facility was $0.8 million for the three months ended September 30, 2008 and $1.4 million for the nine months ended September 30, 2008.

        ANZ Credit Facility The Company has a 170.0 million Australian dollar dual-currency revolving credit facility, known as the ANZ facility, which was equivalent to U.S. $141.8 million at September 30, 2008. The Company did not borrow under the ANZ facility during the first nine months of 2008.

Covenants

        Each issue of the Company's outstanding senior notes imposes limitations on the Company's operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. The credit facility contains financial covenants relating to interest coverage, debt leverage and minimum liquidity and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the asbestos Settlement agreement discussed in Note 14, "Commitments and Contingencies." The ANZ facility contains financial covenants relating to debt leverage, interest coverage and tangible net worth and restrictions on the creation of liens, the incurrence of additional indebtedness and asset sales, in each case relating to the Australian and New Zealand subsidiaries of the Company that are borrowers under the facility. At September 30, 2008, the Company was in compliance with the above financial covenants and limitations, as applicable.

        The restructuring charge of $59.9 million recorded in the third quarter of 2008 in connection with the Company's cost reduction and productivity program caused a decrease to EBITDA as defined identically in both the Company's credit facility and its receivables program (see Note 6, "Accounts Receivable Securitization Program"). This reduction to EBITDA (as defined) produced a significant increase in the Company's debt leverage ratio as defined in the credit facility and the receivables program. See the Company's credit facility, attached as Exhibit 10 to the Company's Current Report on Form 8-K, Date of Report July 28, 2005 as filed with the SEC, for further details.

        While the Company expects to remain in compliance with its debt leverage and other covenants due to ongoing operational performance, the benefits of the cost reduction and productivity program and other actions available to it, the Company also is considering seeking a modification to its debt leverage covenant. Such a modification may be required to avoid a possible delay in any additional cost saving measures and the resulting charges. The Company believes it has good relations with the lenders and other parties to these facilities and believes that modifications of the debt leverage covenants will be forthcoming if requested. Such modifications may be conditioned upon the payment of higher interest rates or fees or other modified terms, and no assurances can be given as to whether such modifications will be available on terms acceptable to the Company.

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

        At September 30, 2008, the Company was party to foreign currency forward contracts with an aggregate notional amount of $345.9 million maturing through December 2008. At December 31, 2007, the Company was party to foreign currency forward contracts with an aggregate notional amount of $385.1 million maturing through October 2008. The estimated fair value of these contracts, which represents the estimated net payments that would be paid or received by the Company in the event of termination of these contracts based on the then current foreign exchange rates, was a net payable of $0.4 million at September 30, 2008 and a net payable of $0.5 million at December 31, 2007. These contracts qualified and were designated as cash flow hedges under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and had original maturities of less than twelve months.

        At September 30, 2008, the Company was also party to foreign currency forward contracts with an aggregate notional amount of $27.3 million maturing through October 2008. These contracts did not qualify and were not designated as cash flow hedges under the provisions of SFAS No. 133. The estimated fair value of these contracts, which represented the estimated net payments that would be paid or received by the Company in the event of termination of these contracts based on the then current foreign exchange rates, was a net payable of $0.7 million at September 30, 2008. The related net losses of $0.7 million were essentially offset by the re-measurement net gains on the underlying foreign currency exposures. Both items were included in other (expense) income on the condensed consolidated statement of operations.

Interest Rate Swaps

        Before April 15, 2008, the Company had outstanding interest rate swaps with a total notional amount of $300.0 million that qualified and were designated as fair value hedges. The Company entered into these interest rate swaps to effectively convert its 5.375% Senior Notes due April 2008 into floating rate debt. The Company retired its 5.375% Senior Notes on April 15, 2008, their maturity date. The related interest rate swaps matured on the same day. See Note 10, "Debt and Credit Facilities," for further discussion of the debt retirement. At September 30, 2008, the Company had no outstanding interest rate swaps.

        During the first nine months of 2008 and 2007 under the terms of the interest rate swap agreements discussed above, the Company received interest at a fixed rate and paid interest at variable rates that were based on the nine-month London Interbank Offered Rate, or LIBOR. As a result, interest expense increased by $2.1 million for the nine months ended September 30, 2008, $1.9 million for the three months ended September 30, 2007 and $5.8 million for the nine months ended September 30, 2007.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(11) Derivatives and Hedging Activities (Continued)

Other Derivative Instruments

        The Company may use other derivative instruments from time to time, such as foreign currency options to manage exposure due to changes in foreign exchange rates and interest rate and currency swaps related to access to additional sources of international financing. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At September 30, 2008 the Company had no outstanding foreign currency options or interest rate and currency swap agreements.

        See Note 12, "Fair Value Measurements," for a discussion of the inputs and valuation techniques used by the Company to determine the fair value of its outstanding derivatives instruments.

(12) Fair Value Measurements

        As discussed above in Note 2, "Recent Accounting Pronouncements," the Company adopted the provisions of SFAS No. 157 on January 1, 2008 for financial assets and liabilities measured at fair value on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported at fair value. The adoption of SFAS No. 157 did not have an impact on the Company's consolidated financial statements.

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(12) Fair Value Measurements (Continued)

        The following table shows the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis by the above SFAS No. 157 input levels as of September 30, 2008 (in millions):

	As of September 30, 2008
	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$36.6	$30.2	$6.4	$—

Non-current investments—available-for-sale securities	$33.4	$—	$—	$33.4

Derivative financial liabilities:
Foreign currency forward contracts	$1.2	$—	$1.2	$—

        The following table shows a reconciliation of the Company's available-for-sale securities investments, which are measured at fair value on a recurring basis using Level 3 inputs as of September 30, 2008 (in millions):

Original cost basis	$44.7
Unrealized gains included in accumulated other comprehensive income	2.4
Other than temporary impairment of available-for-sale securities included in earnings	(13.7)

Balance as of September 30, 2008	$33.4

Cash Equivalents

        The Company's cash equivalents include short-term investments, which includes time deposits (Level 1) and U.S. Treasury obligations (Level 2). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in value due to changes in interest rates. These short-term investments are recorded at fair value on the Company's condensed consolidated balance sheets based on observable and other indirectly observable market inputs.

Non-current Investments—Available-for-Sale Securities

        The Company's non-current investments—available-for-sale securities consist of auction rate securities, which are recorded at fair value on the condensed consolidated balance sheets using a combination of market and income approach valuation techniques based on the Company's observations by analysis and interpretation from related securities in secondary markets along with the Company's estimates and assumptions and observable market inputs provided by the broker for the two contingent capital securities investments. As of September 30, 2008, the Company is no longer provided a broker quote for the fair value of the three debt instruments with contractual maturity date. This was

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(12) Fair Value Measurements (Continued)

due to the September 2008 bankruptcy filing of Lehman Brothers Holding Inc. and certain of its subsidiaries.

        Since these auction rate securities do not currently have readily available or observable prices, an attempt is made by the Company to make observations by analysis and interpretation consistent with the provisions of FSP 157-3. In determining the fair value of these securities using the income approach, the calculations include inputs such as the current coupon, expected maturity dates, current risk premiums, creditworthiness of the issuers, any third-party insurance providers, the value of any investment portfolio held at the trustee and credit default swaps. Some of these calculations are subjective and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect the Company's estimates.

Derivative Financial Liabilities

        The Company's foreign currency forward contracts are recorded at fair value on the condensed consolidated balance sheets using the income approach valuation technique based on observable market inputs.

        Observable market inputs used in the calculation of the foreign currency forward contracts include foreign currency spot and forward rates. In addition, other pricing data quoted by various banks and foreign currency dealers involving identical or comparable instruments are included. Counterparties to these contracts are rated at least A+ by Standard & Poor's and A1 by Moody's. None of these counterparties experienced any significant ratings downgrades in the nine months ended September 30, 2008. The fair value generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date.

(13) Income Taxes

Effective Income Tax Rate and Income Tax Provision

        The Company's effective income tax rate was a benefit for the three months ended September 30, 2008 and 21.5% for the nine months ended September 30, 2008. The Company's effective income tax rate was 31.3% for the three months ended September 30, 2007 and 22.6% for the nine months ended September 30, 2007.

        The Company's income tax provision for the nine months ended September 30, 2008 included the following benefits:

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

  •
  $3.2 million of income tax benefits recognized in the second quarter of 2008 related to a reduction in the estimated cost of repatriating certain foreign earnings; and

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(13) Income Taxes (Continued)

  •
  $2.4 million of income tax benefits in the third quarter related to tax accruals, and related interest, for contingencies that did not materialize following the completion of tax audits.

        For the three and nine months ended September 30, 2008, the Company's effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the income tax benefits described above and the lower net effective income tax rate on foreign earnings, partially offset by state income taxes.

        For the three months ended September 30, 2007, the effective income tax rate was lower than the statutory U.S. federal income tax rate of 35% primarily due to the lower effective income tax rate on foreign earnings, partially offset by state income taxes. For the nine months ended September 30, 2007, the effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the reversal of $34.4 million of tax accruals and related interest and, to a lesser extent, the lower net effective income tax rate on foreign earnings, partially offset by state income taxes.

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

	Gross	Net
Unrecognized tax benefits at January 1, 2008	$76.2	$66.3
Additions based on tax positions of prior years	0.2	0.2
Reductions for tax positions of prior years	(3.2)	(3.0)

Unrecognized tax benefits at September 30, 2008	$73.2	$63.5

        If the unrecognized tax benefits at September 30, 2008 were recognized, the Company's income tax provision would be decreased by $63.5 million, resulting in a substantially lower effective tax rate. There are no known tax positions reasonably possible to change over the next twelve months that would result in a material change in the Company's unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits in the income tax provision on the condensed consolidated statements of operations.

Income Tax Returns

        In September 2008, the Internal Revenue Service, or IRS, concluded its examination of the Company's income tax returns for the years 2004 through 2006.

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

        On June 27, 2005, the U.S. Bankruptcy Court in the District of Delaware, where the Grace bankruptcy case is pending, signed an order approving the definitive Settlement agreement. Although Grace is not a party to the Settlement agreement, under the terms of the order, Grace is directed to comply with the Settlement agreement subject to limited exceptions. The order also provides that the Court will retain jurisdiction over any dispute involving the interpretation or enforcement of the terms and provisions of the definitive Settlement agreement. The Company expects that the Settlement agreement will become effective upon Grace's emergence from bankruptcy pursuant to a plan of reorganization that is consistent with the terms of the Settlement agreement.

        In January 2005, Grace filed a proposed plan of reorganization (the "Grace Plan") with the Bankruptcy Court. There were a number of objections filed. The Official Committee of Asbestos Personal Injury Claimants (the "ACC") and the Asbestos PI Future Claimants' Representative (the "FCR") filed their proposed plan of reorganization (the "Claimants' Plan") with the Bankruptcy Court in November 2007. On April 7, 2008, Grace issued a press release announcing that Grace, the ACC, the FCR, and the Official Committee of Equity Security Holders (the "Equity Committee") had reached an agreement in principle to settle all present and future asbestos-related personal injury claims against Grace (the "PI Settlement") and disclosed a term sheet outlining certain terms of the PI

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(14) Commitments and Contingencies (Continued)

Settlement and for a contemplated plan of reorganization that would incorporate the PI Settlement (the "PI Settlement Plan").

        On September 19, 2008, Grace, the ACC, the FCR, and the Equity Committee filed, as co-proponents, the PI Settlement Plan and several exhibits and associated documents, including a disclosure statement (the "PI Settlement Disclosure Statement"), with the Bankruptcy Court. The PI Settlement Plan supersedes the Grace Plan and the Claimants' Plan. The committee representing general unsecured creditors and the Official Committee of Asbestos Property Damage Claimants are not co-proponents of the PI Settlement Plan. As filed, the PI Settlement Plan would provide for the establishment of two asbestos trusts under Section 524(g) of the United States Bankruptcy Code to which present and future asbestos-related claims would be channeled. The PI Settlement Plan also contemplates that the terms of the Settlement will be incorporated into the PI Settlement Plan and that the Company will pay the amount contemplated by the Settlement. The Company is reviewing the PI Settlement Plan on an ongoing basis to verify that it complies with the Settlement. Although the Company is optimistic that, if confirmed, the PI Settlement Plan may implement the terms of the Settlement, there can be no assurance that this will be the case. The proponents of the PI Settlement Plan have yet to file several exhibits that are required to be filed under the PI Settlement Plan and the full terms of the PI Settlement Plan have, thus, not fully been disclosed. In addition, the terms of the PI Settlement Plan remain subject to amendment. Moreover, a number of objections to the PI Settlement Disclosure Statement have been filed and remain unresolved. Bankruptcy Court approval of the PI Settlement Disclosure Statement is required before votes on the PI Settlement Plan can be solicited. A hearing on the PI Settlement Disclosure Statement began on October 27, 2008 and additional hearing dates have been scheduled for November 13 and 14, 2008. Furthermore, the PI Settlement Plan is subject to the satisfaction of a number of conditions, including the availability of exit financing and the approval of both the Bankruptcy Court and United States District Court for the District of Delaware (the "District Court").

        Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) is confirmed by the Bankruptcy Court, approved by the District Court, and does become effective, the Company does not know whether the final plan of reorganization will be consistent with the terms of the Settlement or if the other conditions to the Company's obligation to pay the Settlement amount will be met. If these conditions are not satisfied or not waived by the Company, the Company will not be obligated to pay the amount contemplated by the Settlement. However, if the Company does not pay the Settlement amount, the Company and its affiliates will not be released from the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against the Company and all of these claims would remain pending and would have to be resolved through other means, such as through agreement on alternative settlement terms or trials. In that case, the Company could face liabilities that are significantly different from its obligations under the Settlement. The Company cannot estimate at this time what those differences or their magnitude may be. In the event these liabilities are materially larger than the current existing obligations, they could have a material adverse effect on the Company's financial condition and results of operations. While a confirmation hearing on the PI Settlement Plan is currently scheduled to begin on March 9, 2009, the Company does not know whether or when a final plan of reorganization will

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(14) Commitments and Contingencies (Continued)

become effective or whether the final plan will be consistent with the terms of the Settlement agreement.

Cryovac Transaction; Contingencies Related to the Cryovac Transaction

        On March 31, 1998, the Company completed a multi-step transaction that brought the Cryovac packaging business and the former Sealed Air Corporation's business under the common ownership of the Company. In its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, the Company described the Cryovac transaction, contingencies related to the Cryovac transaction, the cases of Thundersky v. The Attorney General of Canada, et al., and Her Majesty the Queen in Right of the Province of Manitoba v. The Attorney General of Canada, et al., and six additional putative class proceedings that had been brought in various provincial and federal courts in Canada seeking recovery from the Company and its subsidiaries Cryovac, Inc. and Sealed Air (Canada) Co./Cie as well as other defendants, including Grace, for asbestos-related injuries. W. R. Grace & Co. and W. R. Grace & Co.-Conn. have agreed to defend, indemnify and hold harmless the Company and its affiliates in respect of any liability and expense, including legal fees and costs, in these actions.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(14) Commitments and Contingencies (Continued)

        In April 2001, Grace Canada, Inc. had obtained an order of the Superior Court of Justice, Commercial List, Toronto (the "Canadian Court"), recognizing the Chapter 11 actions in the United States of America involving Grace Canada, Inc.'s U.S. parent corporation and other affiliates of Grace Canada, Inc., and enjoining all new actions and staying all current proceedings against Grace Canada, Inc. related to asbestos under the Companies' Creditors Arrangement Act. That order has been renewed repeatedly. In November 2005, upon motion by Grace Canada, Inc., the Canadian Court ordered an extension of the injunction and stay to actions involving asbestos against the Company and its Canadian affiliate and the Attorney General of Canada, which had the effect of staying all of the Canadian actions referred to above. The Canadian Court has entered an order extending the stay until April 1, 2009. A global settlement of these Canadian actions, save and except for claims against the Canadian government, has been finalized and will be funded entirely by Grace (the "Canadian Settlement"). The Canadian Court issued an Order on October 17, 2008 approving of the Canadian Settlement, and released its detailed reasons for that order on October 23, 2008. The Company does not have any positive obligations under the Canadian Settlement, but is a beneficiary of the release of claims. The release in favor of the Grace parties (including the Company) will become operative upon the effective date of a plan of reorganization in Grace's United States Chapter 11 bankruptcy proceeding. As filed, the PI Settlement Plan contemplates that the claims released under the Canadian Settlement will be subject to injunctions under Section 524(g) of the Bankruptcy Code. However, there can be no assurance that the PI Settlement Plan (or any other plan of reorganization) will be confirmed by the Bankruptcy Court, approved by the District Court, or will become effective. Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) is confirmed by the Bankruptcy Court, approved by the District Court, and does become effective, if the final plan of reorganization does not include comparable provisions or if the Canadian courts refuse to enforce the final plan of reorganization in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify the Company and its subsidiaries in these cases, then the Company could be required to pay substantial damages, which the Company cannot estimate at this time and which could have a material adverse effect on the Company's financial condition and results of operations.

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(14) Commitments and Contingencies (Continued)

Other Litigation

        The Company and its subsidiary Sealed Air Corporation (US) are named as defendants in the case of Albert L. Gray, Administrator, et al. v. Jeffrey Derderian, et al. (Case No. 04-312L) in the U.S. District Court for the District of Rhode Island. This lawsuit seeks monetary damages arising out of a fire that occurred at the Station nightclub in West Warwick, Rhode Island on February 23, 2003. The Company's subsidiary is alleged to have designed, manufactured, distributed and/or sold polyethylene foam material that was purportedly installed as soundproofing at the Station nightclub. The Third Amended Master Complaint in this lawsuit was subsequently adopted by the plaintiffs in the case of Estate of Jude B. Henault, et al. v. American Foam Corporation, et al. (Case No. 03-483L) as well as twelve related lawsuits all pending in the United States District Court for the District of Rhode Island. The Company and its insurance carriers have reached a settlement in principle of these lawsuits with representative counsel for the plaintiffs. Full funding of the settlement in the amount of $25 million will be made by the Company's primary and first excess insurance carrier. As a result of the settlement in principle, in the second quarter of 2008, the Company recorded a liability in the amount of $25.0 million related to the probable claim liability, which is included in other current liabilities on the condensed consolidated balance sheet. The Company also recorded a corresponding current asset in the second quarter of 2008 for $24.5 million for the portion of the claim that is covered by the Company's primary and first excess insurance carriers. This amount is included in other current assets on the condensed consolidated balance sheet. The Company has also recorded a pre-tax charge in the second quarter of 2008 of $0.5 million for the amount of the deductible payable by the Company, which is included in other (expense) income on the condensed consolidated statements of operations. This settlement in principle remains subject to Court approval and satisfaction of other conditions detailed in Notices of Settlement filed with the Court. The Company will refer to these cases collectively as the Station nightclub litigation.

Guarantee

        In September 2007, the Company established a joint venture in Turkey with Teknik Packaging Group through the acquisition of a 50% interest of a Teknik Packaging Group subsidiary, Teknik Plastik. At September 30, 2008, the Company had guaranteed 12.0 million Turkish liras or the equivalent of approximately $9.6 million U.S. The Company issued this guarantee in support of an uncommitted credit facility agreement that was entered into by Teknik Plastik. The initial term of the credit facility is two years and it can be renewed with the approval of both the Company and Teknik Packaging Group. The Company would be required to perform under the terms of the guarantee if the joint venture defaulted under the terms of the credit facility. The Company does not consider this contingency to be probable of occurring. In accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34," the Company has recorded an immaterial liability for the fair value of the guarantee.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(15) Shareholders' Equity

Amended 2005 Contingent Stock Plan

        At the annual meeting of stockholders of the Company held on May 20, 2008, the Company's stockholders approved the amended 2005 Contingent Stock Plan of Sealed Air Corporation. The amended 2005 Contingent Stock Plan provides for the issuance of an additional three million shares of common stock for awards under the 2005 Contingent Stock Plan and makes other amendments to the 2005 Contingent Stock Plan that will accommodate awards to be made under the Company's new executive compensation program adopted in the first half of 2008.

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

  SLO Awards

        Prior to the start of each performance year, each of the Company's executive officers and other key executives will be eligible to elect to receive all or a portion of their annual cash bonus for that year, in increments of 25% of the annual bonus, as an award of restricted stock or restricted stock units under the 2005 Contingent Stock Plan in lieu of cash. The portion provided as an equity award may be given a premium to be determined by the Company's Organization and Compensation Committee, or Compensation Committee, each year and will be rounded up to the nearest whole share. The stock price used in the calculation of the number of shares will be the closing sale price of the Company's common stock on the New York Stock Exchange on the first trading day of the performance year. The award will be granted following the end of the performance year and after determination by the Compensation Committee of the amount of the annual bonus award for each executive officer who has elected to take all or a portion of his or her annual bonus as an equity award, but no later than the March 15 following the end of the performance year.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(15) Shareholders' Equity (Continued)

        For 2008, the Compensation Committee set the SLO award premium at 25%. The 2008 SLO target awards comprise an aggregate of 89,855 restricted stock shares and restricted stock units. The Company records compensation expense and credits additional paid-in-capital within shareholder's equity based on the fair value of the award at the end of each reporting period and the effects of stock price changes are included in compensation expense. For 2009, the Compensation Committee has also set the SLO award premium at 25%.

        For the nine months ended September 30, 2008, compensation expense related to the 2008 SLO awards was recognized based on the extent to which the performance goals and measures for 2008 annual cash bonuses were considered probable of achievement at September 30, 2008. This expense will be recognized over a fifteen month period on a straight-line basis since a majority of the awards will vest at grant date, which will be no later than March 15, 2009, due to the retirement eligibility provision. These charges are included in marketing, administrative and development expenses on the condensed consolidated statement of operations and amounted to $0.6 million for the nine months ended September 30, 2008. As of September 30, 2008, the total compensation cost related to 2008 SLO awards that had not yet been recognized was $0.8 million.

  PSU Awards

        As part of the new long term incentive program, during the first 90 days of each year starting in 2008, the Compensation Committee approves performance share unit awards for the executive officers and other selected key executives, which includes for each officer or executive a target number of shares and performance goals and measures that will determine the amount of the target award that is earned following the end of the performance period. In connection with the start of the program in 2008, the Compensation Committee approved awards with a two-year performance period as well as awards with a three-year performance period, but the Compensation Committee intends to make only awards with a three-year performance period in future years. Officers and executives who terminate employment during the performance period will forfeit any unearned awards, except for terminations due to death, disability or retirement. In the case of death, disability and retirement the officer or executive will receive a pro rata share of the amount of the award that is earned following the end of the performance period based on the achievement of the performance goals during the performance period, where the pro rata share is based on the portion of the performance period that has elapsed prior to termination of employment.

        The total target number of performance share units for each of the two-year award and the three-year award made in 2008 was 334,611 units. As of September 30, 2008, no compensation expense was recorded related to the 2008 two-year and three-year awards since the Company's management determined that the performance goals and measures were not considered probable of achievement at that date. Cumulative compensation expense may be recognized in future periods once the performance conditions become probable of achievement. Such expense would be recorded as compensation expense and a credit to additional paid-in-capital within shareholders' equity. The expense would be based on the fair value of the award at the end of each reporting period and the effects of stock price changes would be included in compensation expense.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(15) Shareholders' Equity (Continued)

        A summary of the changes in common shares available for awards under the 2005 Contingent Stock Plan follows:

2005 Contingent Stock Plan(1)
Number of common shares available, as of January 1, 2008	3,365,000
Additional restricted stock shares available due to the amended 2005 Contingent Stock Plan	3,000,000
Restricted stock shares issued for new awards	(250,800)
Restricted stock units awarded	(72,800)
Restricted stock shares forfeited	32,100
Restricted stock units forfeited	2,100

Number of common shares available, as of September 30, 2008	6,075,600

    (1)
    Table does not reflect SLO awards or PSU awards discussed above.

Quarterly Cash Dividends

        During the nine months ended September 30, 2008, the Company paid quarterly cash dividends on March 21, 2008 to stockholders of record at the close of business on March 7, 2008, on June 20, 2008 to stockholders of record on June 6, 2008, and on September 19, 2008 to stockholders of record on September 5, 2008. The Company used available cash of $57.4 million to pay these quarterly cash dividends.

        On October 23, 2008, the Company's Board of Directors declared a quarterly cash dividend of $0.12 per common share. This dividend is payable on December 19, 2008 to shareholders of record at the close of business on December 5, 2008. The estimated amount of this dividend payment is expected to be $19.0 million based on 157.9 million shares of the Company's common stock issued and outstanding as of October 31, 2008.

Repurchases of Common Stock

        During the first nine months of 2008, the Company repurchased 4,024,400 shares of its common stock in open market purchases at a cost of $95.1 million. The average price per share of common stock repurchases in the first nine months of 2008 was $23.64. During the first nine months of 2007, the Company repurchased 216,000 shares of its common stock in open market purchases at a cost of $6.8 million. The average price per share of these common stock repurchases was $31.55.

        The Company made the share repurchases in 2008 under the share repurchase program adopted by the Company's Board of Directors in August 2007. The Board of Directors authorized the Company to repurchase in the aggregate up to 20 million shares of its issued and outstanding common stock. This program replaced the Company's prior share repurchase program, which was terminated in August 2007. The current program has no set expiration date, and the Company may from time to time

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(15) Shareholders' Equity (Continued)

continue to repurchase its common stock. See Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds," for further information on the share repurchase program.

        The 2007 share repurchases were made under the Company's prior share repurchase program.

(16) Net Earnings Per Common Share

        The following table sets forth the reconciliation of the basic and diluted net earnings per common share computations for the three and nine months ended September 30, 2008 and 2007 (in millions, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic Net Earnings Per Common Share:
Numerator
Net earnings ascribed to common shareholders—basic	$9.2	$72.4	$132.6	$273.3

Denominator
Weighted average number of common shares outstanding—basic	156.4	159.9	158.0	160.0

Basic net earnings per common share	$0.06	$0.45	$0.84	$1.71

Diluted Net Earnings Per Common Share:
Numerator
Net earnings ascribed to common shareholders—basic	$9.2	$72.4	$132.6	$273.3
Add: Interest on 3% Convertible Senior Notes, net of income taxes(1)	—	1.9	5.9	5.9

Net earnings ascribed to common shareholders—diluted	$9.2	$74.3	$138.5	$279.2

Denominator
Weighted average number of common shares outstanding—basic	156.4	159.9	158.0	160.0
Effect of conversion of 3% Convertible Senior Notes(1)	—	12.6	12.8	12.5
Effect of assumed issuance of asbestos Settlement shares	18.0	18.0	18.0	18.0
Effect of non-vested restricted stock and non-vested restricted stock units	0.9	0.8	0.9	0.8

Weighted average number of common shares outstanding—diluted	175.3	191.3	189.7	191.3

Diluted net earnings per common share	$0.05	$0.39	$0.73	$1.46

(1)
The Company's diluted net earnings per common share for the three months ended September 30, 2008 excludes the effect of conversion of the Company's 3% Convertible Senior Notes due June 2033 as the effect was antidilutive.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(16) Net Earnings Per Common Share (Continued)

Diluted Weighted Average Number of Common Shares Outstanding

        In calculating diluted net earnings per common share, the Company's calculation of the diluted weighted average number of common shares outstanding provides for the following items if their inclusion is dilutive: (1) the effect of conversion of the Company's 3% Convertible Senior Notes due June 2033 due to the application of EITF No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," (2) the effect of the assumed issuance of 18 million shares of common stock reserved for the Company's previously announced asbestos Settlement referred to in Note 14, "Commitments and Contingencies," under the caption "Asbestos Settlement and Related Costs," and (3) the effect of non-vested restricted stock and non-vested restricted stock units using the treasury stock method. In accordance with the provisions of SFAS No. 128, "Earnings per Share," the SLO and PSU awards discussed in Note 15, "Shareholders' Equity," have been excluded from the diluted weighted average number of common shares outstanding in 2008 as they are contingently issuable shares that have not met the performance conditions as of September 30, 2008.

(17) Other (Expense) Income, Net

        The following table provides details of the Company's other (expense) income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest and dividend income	$3.4	$4.8	$11.3	$14.4
Net foreign exchange transaction losses	(1.5)	(0.2)	(7.5)	(3.1)
Other, net	(3.2)	1.9	(7.0)	8.3

Other (expense) income, net	$(1.3)	$6.5	$(3.2)	$19.6

        Interest and dividend income decreased in both the third quarter and first nine months of 2008 compared with the same periods in 2007 primarily due to the use of available funds to retire the 5.375% Senior Notes on the date of their maturity and lower interest rates paid on the Company's invested cash.

        Other, net, includes the costs associated with the Company's receivables securitization program. These costs primarily relate to the losses on the sale of the undivided ownership interests in 2008 and program and commitment fees and other associated costs which totaled $1.0 million in the third quarter of 2008 and $2.1 million in the first nine months of 2008. The program and commitment fees and other associated costs were $0.3 million in the first nine months of 2007. Other, net, for the first nine months of 2007 also includes a $3.7 million gain recorded as a result of the termination of interest rate swaps.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with the Company's condensed consolidated financial statements and related notes set forth in Item 1 of Part I of this quarterly report on Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and the Company's consolidated financial statements and related notes set forth in Item 8 of Part II of that Form 10-K. See Part II, Item 1A, "Risk Factors" and "Cautionary Notice Regarding Forward-Looking Statements," below, for a description of risks that the Company faces and important factors that the Company believes could cause actual results to differ materially from those in the Company's forward-looking statements. All amounts and percentages are approximate due to rounding.

Recent Events

  Cost Reduction and Productivity Program

        In the third quarter of 2008, the Company implemented its previously announced cost reduction and productivity program. As a result, the Company recorded a $59.9 million pre-tax charge for severance costs. The Company expects to incur additional severance and other personnel and facility closure costs associated with this program in the fourth quarter of 2008 and moderate costs associated with facility closures and additional cash severance payments in 2009. The personnel portion of this program is expected to be fully implemented in 2008. Cash payments related to severance benefits have already begun in the third quarter of 2008 with the majority to occur in 2009, then dropping to a modest level thereafter.

        In connection with this program, the Company expects to achieve annual savings in the aggregate of approximately $50.0 million to 60.0 million beginning in 2009.

  Quarterly Cash Dividends and Repurchases of Common Stock

        On October 23, 2008, the Company's Board of Directors declared a quarterly cash dividend of $0.12 per common share. This dividend is payable on December 19, 2008 to shareholders of record at the close of business on December 5, 2008. The estimated amount of this dividend payment is expected to be $19.0 million based on 157.9 million shares of the Company's common stock issued and outstanding as of October 31, 2008. During the first nine months of 2008, the Company paid quarterly cash dividends of $57.4 million from available cash.

        During the first nine months of 2008, the Company repurchased 4.0 million shares of its common stock in open market purchases utilizing available cash of $95.1 million. The average price per share of these common stock repurchases was $23.64.

Highlights of Financial Performance

        Highlights of the Company's financial performance in the third quarter of 2008 and first nine months of 2008 compared with the same periods of 2007 were (dollars in millions):

	Third Quarter of			First Nine Months of
	2008	2007	% Change	2008	2007	% Change
Net sales:
U.S.	$533.2	$528.9	1%	$1,632.3	$1,566.1	4%
As a % of total net sales	43.7%	45.6%		44.4%	46.0%
International	685.8	632.0	9%	2,042.9	1,834.9	11%
As a % of total net sales	56.3%	54.4%		55.6%	54.0%

Total net sales	$1,219.0	$1,160.9	5%	$3,675.2	$3,401.0	8%

Gross profit	$293.7	$320.1	(8)%	$929.0	$957.6	(3)%
As a % of total net sales	24.1%	27.6%		25.3%	28.2%
Marketing, administrative and development expenses	193.2	185.8	4%	582.9	552.7	5%
As a % of total net sales	15.8%	16.0%		15.9%	16.3%
Restructuring and other charges	61.3	0.2	#	63.8	0.8	#

Operating profit	$39.2	$134.1	(71)%	$282.3	$404.1	(30)%

As a % of total net sales	3.2%	11.6%		7.7%	11.9%
Net earnings	$9.2	$72.4	(87)%	$132.6	$273.3	(51)%

Net earnings per common share:
Basic	$0.06	$0.45		$0.84	$1.71

Diluted	$0.05	$0.39		$0.73	$1.46

# Denotes a change equal to or greater than 100%

        See below for further details about the changes in net sales by the Company's segment reporting structure and by geographic region and operating profit by the Company's segment reporting structure, and the material factors that contributed to the changes.

  Net Sales

        The components of the 5% increase in net sales for the third quarter of 2008 as compared with the same period of 2007 were as follows (dollars in millions):

	Food Packaging		Food Solutions		Protective Packaging		Other		Total Company
Third Quarter of 2008
Volume—Units	(3.3)%	$(15.4)	(2.1)%	$(5.0)	(3.8)%	$(14.1)	0.8%	$0.6	(2.9)%	$(33.9)
Volume—Acquired businesses, net of dispositions	—	—	—	—	0.6	2.4	18.4	15.0	1.5	17.4
Price/Mix	2.6	12.3	2.7	6.4	1.6	5.7	3.8	3.1	2.3	27.5
Foreign currency translation	3.7	17.1	5.0	12.1	3.2	12.0	7.1	5.9	4.1	47.1

Total	3.0%	$14.0	5.6%	$13.5	1.6%	$6.0	30.1%	$24.6	5.0%	$58.1

        Excluding the favorable effect of foreign currency translation, net sales would have increased 1% compared with the same period of 2007. The strengthening of foreign currencies in Europe, the Asia-Pacific region and Latin America against the U.S. dollar contributed $45.8 million of the $47.1 million favorable foreign currency translation impact on net sales in the third quarter of 2008 compared with the same period of 2007.

        The components of the 8% increase in net sales for the first nine months of 2008 as compared to the same period of 2007 were as follows (dollars in millions):

First Nine Months of 2008	Food Packaging		Food Solutions		Protective Packaging		Other		Total Company
Volume—Units	0.2%	$3.0	(0.3)%	$(2.3)	(2.3)%	$(26.1)	5.5%	$12.5	(0.4)%	$(12.9)
Volume—Acquired businesses, net of dispositions	—	—	—	—	(0.2)	(1.9)	24.8	56.7	1.6	54.8
Price/Mix	2.4	32.4	2.2	15.2	1.0	10.5	(0.6)	(1.3)	1.7	56.8
Foreign currency translation	4.8	66.0	6.2	43.3	4.2	47.0	8.4	19.2	5.2	175.5

Total	7.4%	$101.4	8.1%	$56.2	2.7%	$29.5	38.1%	$87.1	8.1%	$274.2

        Excluding the favorable effect of foreign currency translation, net sales would have increased 3% compared with the same period of 2007. The strengthening of foreign currencies in Europe, the Asia-Pacific region and Latin America against the U.S. dollar contributed $165.2 million of the $175.5 million favorable foreign currency translation impact on net sales in the first nine months of 2008 compared with the same period of 2007.

        As a result of the recent strengthening of the U.S. dollar, the Company expects an unfavorable foreign currency translation impact on net sales in the fourth quarter of 2008, as compared to the same period of 2007.

  Net Sales by the Company's Segment Reporting Structure

        The following table shows the Company's net sales by the Company's segment reporting structure (dollars in millions):

	Third Quarter of			First Nine Months of
	2008	2007	% Change	2008	2007	% Change
Net sales:
Food Packaging	$479.7	$465.7	3%	$1,466.9	$1,365.5	7%
As a % of total net sales	39.4%	40.1%		39.9%	40.2%
Food Solutions	255.9	242.4	6	751.0	694.8	8
As a % of total net sales	21.0%	20.9%		20.4%	20.4%
Protective Packaging	377.2	371.2	2	1,141.7	1,112.2	3
As a % of total net sales	30.9%	32.0%		31.1%	32.7%
Other	106.2	81.6	30	315.6	228.5	38
As a % of total net sales	8.7%	7.0%		8.6%	6.7%

Total	$1,219.0	$1,160.9	5%	$3,675.2	$3,401.0	8%

  Food Packaging Segment Net Sales

        In the third quarter of 2008, the Company's Food Packaging segment net sales increased $14.0 million compared with the same period of 2007. Excluding the $17.1 million favorable effect of foreign currency translation, Food Packaging segment net sales would have decreased $3.1 million, or 1%, which was primarily due to:

  •
  decreases in unit volume in the United States of 5% and Latin America of 6%;

        partially offset by;

  •
  increases in product price/mix in Latin America of 8% and in both the United States and Europe of 3%.

        The decrease in unit volume in the United States was primarily attributed to the interim effect of accelerated buying in the second quarter of 2008 prior to the Company's enterprise software launch in the United States on July 1, 2008. The decrease in unit volume in Latin America was primarily attributed to the ongoing European Union restrictions on Brazilian meat exports that do not meet European Union traceability standards. Few Brazilian meat exporters currently meet these standards.

        The increases in product price/mix in Latin America, the United States and Europe were primarily due to the positive impact of selling price increases implemented in December 2007 and during the first nine months of 2008 for most Food Packaging products.

        In the first nine months of 2008, the Company's Food Packaging segment net sales increased $101.4 million compared with the same period of 2007. Excluding the $66.0 million favorable effect of foreign currency translation, Food Packaging segment net sales would have increased $35.4 million, or 3%, which was primarily due to:

  •
  increases in product price/mix in the United States of 3% and in Latin America of 6%;

  •
  increases in unit volume in both the United States and Europe of 2%;

        partially offset by;

  •
  decreases in unit volume in Latin America of 5% and Australia and New Zealand of 4%.

        The increases in product price/mix in the United States and Latin America were primarily due to the positive impact of selling price increases discussed above.

        The increase in unit volume in the United States was primarily attributed to higher pork slaughter rates, which in turn resulted in higher sales of the Company's fresh meat packaging products. The increase in unit volume in Europe was primarily attributed to net positive trends in this region in the fresh red meat and cheese markets, which in turn resulted in higher sales of the Company's fresh meat and dairy packaging products primarily in the first half of 2008.

        The decrease in unit volume in Latin America was primarily attributed to the ongoing European Union restrictions on Brazilian meat exports discussed above. The decreases in unit volume in Australia and New Zealand were primarily attributed to adverse weather conditions experienced in these regions during the first quarter of 2008, which impacted the sale of the Company's fresh red meat and dairy packaging products.

  Food Solutions Segment Net Sales

        In the third quarter of 2008, the Company's Food Solutions segment net sales increased $13.5 million compared with the same period of 2007. Excluding the $12.1 million favorable effect of foreign currency translation, Food Solutions segment net sales would have increased $1.4 million, or 1%, which was primarily due to:

  •
  increases in product price/mix in the United States of 5% and in Europe of 1%; and

  •
  an increase in unit volume in the Asia-Pacific region of 4%;

        partially offset by;

  •
  a decrease in unit volume in the United States of 7% and in Europe of 2%.

        The increases in product price/mix in the United States and Europe were primarily attributed to the positive impact of selling price increases implemented in December 2007 and during the first nine months of 2008 for most Food Solutions products.

        The increase in unit volume in the Asia-Pacific region was primarily due to continued product adoption by new and existing customers of the Company's case ready products.

        The decrease in unit volume in the United States was primarily due to the effect of a previously announced change by a large retailer in November 2007 opting to move from a case ready packaging format to an alternative packaging format for a portion of its meat packaging. Also contributing to this decrease in unit volume, to a lesser extent, was the interim effect of accelerated buying in the second quarter of 2008 prior to the Company's enterprise software launch in the United States on July 1, 2008. The decrease in unit volume in Europe was primarily due to the unfavorable impact of lower consumer consumption of meats and cheeses, most notably in the United Kingdom and Spain, due to deteriorating economic conditions.

        In the first nine months of 2008, the Company's Food Solutions segment net sales increased $56.2 million compared with the same period of 2007. Excluding the $43.3 million favorable effect of foreign currency translation, Food Solutions segment net sales would have increased $12.9 million, or 2%, which was primarily due to:

  •
  increases in product price/mix in both the United States and Europe of 3%; and

  •
  increases in unit volume in the Asia-Pacific region of 7% and Latin America of 10%;

        partially offset by;

  •
  decreases in unit volume in Europe of 3% and in the United States of 2%.

        The increases in product/mix in both the United States and Europe were primarily attributed to the positive impact of selling price increases discussed above.

        The increases in unit volume in the Asia-Pacific region and Latin America were primarily attributed to product adoption by new and existing customers of the Company's case ready products.

        The decrease in unit volume in Europe was primarily due to the deteriorating economic conditions mentioned above and, to a lesser extent, certain low margin business the Company decided to withdraw from in the first quarter of 2008. The decrease in unit volume in the United States was primarily due to the effect of a previously announced change in a packaging format by a large retailer discussed above which was partially offset by increased flexible food film and vertical pouch packaging products sales to existing customers.

  Protective Packaging Segment Net Sales

        In the third quarter of 2008, the Company's Protective Packaging segment net sales increased $6.0 million compared with the same period of 2007. Excluding the $12.0 million favorable effect of foreign currency translation and the $2.4 million impact of a minor acquisition in 2008, Protective Packaging segment net sales would have decreased $8.4 million or 2%. This decrease was primarily the result of lower unit volume in both the United States and Europe of 4%, which was principally the result of weakening regional economic conditions that were consistent with manufacturing output, shipping and retail sales indicators in these regions.

        Partially offsetting the decrease in unit volume was an increase in product price/mix in the United States of 3%, primarily attributed to the positive impact of selling price increases implemented in December 2007 and during the first nine months of 2008 on most of the Company's Protective Packaging products.

        In the first nine months of 2008, the Company's Protective Packaging segment net sales increased $29.5 million compared with the same period of 2007. Excluding the $47.0 million favorable effect of foreign currency translation and the $1.9 million impact of a business disposition in 2007, net of a minor acquisition in 2008, Protective Packaging segment net sales would have decreased $15.6 million, or 1%. This decrease was primarily the result of lower unit volume in the United States of 3% and in Europe of 2%, which was principally the result of the weakening economic conditions discussed above.

        Partially offsetting this decrease in unit volume was an increase in product price/mix in the United States of 2%, primarily attributed to the positive impact of selling price increases discussed above.

  Other Net Sales

        In the third quarter of 2008, the Company's Other net sales increased $24.6 million compared with the same period of 2007. Excluding the $5.9 million favorable effect of foreign currency translation and $15.0 million in net sales resulting from the November 2007 acquisition of certain assets relating to Ethafoam® and related polyethylene foam product lines and the August 2007 acquisition of Alga Plastics, Other net sales would have increased $3.7 million, or 5%, which was primarily due to:

  •
  an increase in product price/mix in North America of 12%, primarily due to the positive impact of selling price increases implemented during the first nine months of 2008 on the Company's specialty foam products; and

  •
  an increase in unit volume in Asia of 21%, primarily due to continued adoption of medical applications products by new and existing customers.

        In the first nine months of 2008, the Company's Other net sales increased $87.1 million compared with the same period of 2007. Excluding the $19.2 million favorable effect of foreign currency translation and $56.7 million in net sales resulting from the 2007 acquisitions of certain assets relating to Ethafoam® and related polyethylene foam product lines and Alga Plastics, Other net sales would have increased $11.2 million, or 5%, which was primarily due to:

  •
  an increase in unit volume in Asia of 25%, primarily due to continued adoption of medical applications products by new and existing customers; and

  •
  an increase in unit volume in Europe of 4%, primarily attributed to higher specialty films products sales as a result of increased sales to existing customers. This increase in volume in Europe was partially offset by a decrease in product price/mix of 5%, primarily reflecting specialty films products sales at lower average selling prices.

  Net Sales by Geographic Region

        The following table shows net sales by geographic region (dollars in millions):

	Third Quarter of			First Nine Months of
			% Change			% Change
	2008	2007		2008	2007
Net sales:
U.S.	$533.2	$528.9	1%	$1,632.3	$1,566.1	4%
As a % of total net sales	43.7%	45.6%		44.4%	46.0%
International	685.8	632.0	9	2,042.9	1,834.9	11
As a % of total net sales	56.3%	54.4%		55.6%	54.0%

Total	$1,219.0	$1,160.9	5%	$3,675.2	$3,401.0	8%

        By geographic region, the components of the $58.1 million increase in net sales for the third quarter of 2008 compared with the same period of 2007 were as follows (dollars in millions):

	U.S.		International		Total Company
Third Quarter of 2008
Volume—Units	(4.6)%	$(23.9)	(1.6)%	$(10.0)	(2.9)%	$(33.9)
Volume—Acquired businesses, net of dispositions	2.1	10.9	1.0	6.5	1.5	17.4
Price/Mix	3.3	17.3	1.6	10.2	2.3	27.5
Foreign currency translation	—	—	7.5	47.1	4.1	47.1

Total	0.8%	$4.3	8.5%	$53.8	5.0%	$58.1

        See "Net Trade Sales by the Company's Segment Reporting Structure" above for details of the factors and regions that contributed to this net increase.

        The components of the $274.2 million increase in net sales by geographic region for the first nine months of 2008 compared with the same period of 2007 were as follows (dollars in millions):

	U.S.		International		Total Company
First Nine Months of 2008
Volume—Units	(0.6)%	$(8.9)	(0.2)%	$(4.0)	(0.4)%	$(12.9)
Volume—Acquired businesses, net of dispositions	2.3	36.2	1.0	18.6	1.6	54.8
Price/Mix	2.5	38.9	1.0	17.9	1.7	56.8
Foreign currency translation	—	—	9.5	175.5	5.2	175.5

Total	4.2%	$66.2	11.3%	$208.0	8.1%	$274.2

        See "Net Trade Sales by the Company's Segment Reporting Structure" above for details of the factors that contributed to this net increase.

  Cost of Sales

        The following table shows the Company's cost of sales (dollars in millions):

	Third Quarter of			First Nine Months of
			% Change			% Change
	2008	2007		2008	2007
Cost of sales	$925.3	$840.8	10%	$2,746.2	$2,443.4	12%
As a % of net sales	75.9%	72.4%		74.7%	71.8%

        The $84.5 million increase in cost of sales in the third quarter of 2008 compared with the same period of 2007 was primarily due to the unfavorable impact of foreign currency translation of $33.3 million and higher input costs, including unfavorable average petrochemical-based raw material costs of approximately $53.0 million and unfavorable freight and energy-related costs of approximately $11.0 million. These increases were partially offset by lower variable costs incurred as a result of the decline in unit volume discussed above.

        The $302.8 million increase in cost of sales for the first nine months of 2008 compared with the same period of 2007 was primarily due to the impact of foreign currency translation of $126.6 million and higher input costs, including unfavorable average petrochemical-based raw material costs of approximately of $128.0 million and unfavorable freight and energy-related costs of approximately $21.0 million.

        The Company utilizes petrochemical-based resins in the manufacture of many of its products. The costs for these raw materials are impacted by the rise and fall in crude oil and natural gas prices, since those items serve as feedstock utilized in the production of many of these resins. The prices for these feedstocks have been particularly volatile in recent years. Although changes in the prices of crude oil and natural gas are not perfect benchmarks, they are indicative of the variations in raw materials and other input costs faced by the Company. The Company continues to monitor the changes in raw material and energy-related costs as they occur and takes pricing actions as appropriate to lessen the impact of cost increases when they occur. The Company currently expects these raw material costs to decline in the fourth quarter of 2008.

  Marketing, Administrative and Development Expenses

        The following table shows the Company's marketing, administrative and development expenses (dollars in millions):

	Third Quarter of			First Nine Months of
			% Change			% Change
	2008	2007		2008	2007
Marketing, administrative and development expenses	$193.2	$185.8	4.0%	$582.9	$552.7	5.5%
As a % of net sales	15.8%	16.0%		15.9%	16.3%

        Marketing, administrative and development expenses increased $7.4 million in the third quarter of 2008 compared with the same period of 2007. This increase was primarily the result of:

  •
  the unfavorable impact of foreign currency translation of $7.9 million;

  •
  an increase in provision for bad debt expense of $2.5 million in 2008, primarily related to current customer credit conditions in Europe;

  •
  additional expenses of $1.5 million in 2008 related to innovation and new product introductions including spending related to renewable products; and

  •
  additional expenses of $1.2 million in 2008 related to businesses acquired in 2007.

        These increases were partially offset by;

  •
  lower development expenses of $2.3 million, primarily in North America related to Protective Packaging projects; and

  •
  lower management incentive compensation expenses of $2.0 million.

        Marketing, administrative and development expenses increased $30.2 million in the first nine months of 2008 compared with the same period of 2007. This increase was primarily due to:

  •
  the unfavorable impact of foreign currency translation of $27.9 million;

  •
  additional expenses of $4.9 million in 2008 related to businesses acquired in 2007; and

  •
  additional expenses of $2.5 million in 2008 related to innovation and new product introductions including spending related to renewable products.

        These increases were partially offset by lower management incentive compensation expenses of $4.7 million.

Cost Reduction and Productivity Program, Global Manufacturing Strategy, Restructuring and Other Charges

Cost Reduction and Productivity Program

        During the third quarter of 2008, the Company implemented its previously announced cost reduction and productivity program, including a voluntary termination severance program that was offered to employees in the United States. As a result, the Company recorded a $59.9 million pre-tax charge for severance costs. This charge was included in restructuring and other charges on the condensed consolidated statements of operations. See Note 3 "Business Segment Information," for restructuring and other charges by the Company's segment reporting structure. The Company expects to incur additional severance and other personnel and facility closure costs associated with the program in the fourth quarter of 2008 and moderate costs associated with facility closures and additional cash severance payments in 2009. The personnel portion of this program is expected to be fully implemented in 2008. Cash payments related to severance benefits have already begun in the third quarter of 2008 with the majority to occur in 2009, then dropping to a modest level thereafter.

        The components of the restructuring accrual and cash payments through September 30, 2008 and the accrual balance remaining at September 30, 2008 related to this program were as follows:

Employee Termination Costs
Original accrual	$59.9
Cash payments made during the three months ended September 30, 2008	(2.5)

Restructuring accrual at September 30, 2008	$57.4

        The Company expects to pay $53.7 million of the accrual balance remaining at September 30, 2008 within the next twelve months. This amount is included in other current liabilities on the condensed consolidated balance sheet at September 30, 2008. The remaining accrual of $3.7 million is expected to be paid in the fourth quarter of 2009 and in 2010 and is included in other liabilities on the condensed consolidated balance sheet at September 30, 2008.

        The Company expects to achieve annual savings from this program of approximately $50.0 million to $60.0 million beginning in 2009. The savings will appear in both cost of sales and operating expenses on the condensed consolidated statements of operations.

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

        In July 2006, the Company announced the first phase of this multi-year global manufacturing strategy. The capital expenditures and associated costs and related restructuring and other charges for this strategy in the three and nine months ended September 30, 2008 and 2007 and the total amounts incurred since inception of this multi-year strategy as of September 30, 2008 are included in the table below.

        The Company currently expects capital expenditures to be approximately $60.0 million and associated costs and restructuring and other charges to be approximately $30.0 million in 2008. The Company currently estimates that is benefit from this strategy will be approximately $25 million in 2008, increasing $20.0 million to total benefits of $45.0 million in 2009 and increasing $10.0 million to total benefits of $55.0 million in 2010. The actual timing of these capital expenditures, costs and other charges and benefits is subject to change due to a variety of factors.

	Three Months Ended September 30,		Nine Months Ended September 30,
					Total Cumulative Incurred as of September 30, 2008
	2008	2007	2008	2007
Capital expenditures	$16.3	$18.6	$43.8	$45.3	$116.5
Associated costs(1)	2.2	2.7	5.9	8.5	21.1
Restructuring and other charges(2)	1.4	—	3.9	—	16.4

(1)
The associated costs principally include facility start-up costs, which are primarily included in cost of sales on the condensed consolidated statements of operations. These charges by the Company's segment reporting structure were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Food Packaging	$1.4	$2.3	$2.8	$7.9
Food Solutions	0.1	—	0.5	—
Protective Packaging	0.7	0.4	2.4	0.4
Other	—	—	0.2	0.2

Total	$2.2	$2.7	$5.9	$8.5

(2)
The restructuring and other charges were for severance costs and equipment relocation. These charges were included in restructuring and other charges on the condensed consolidated statements of operations. See Note 3, "Business Segment Information," for restructuring and other charges by the Company's segment reporting structure. A reconciliation of the restructuring accrual is included below.

        The components of the restructuring accrual, spending and other activity through September 30, 2008 and the accrual balance remaining at September 30, 2008 were as follows:

Restructuring accrual at December 31, 2007	$8.2
Additional accrual	2.9
Cash payments during 2008	(4.3)
Effect of changes in currency rates	(0.2)

Restructuring accrual at September 30, 2008	$6.6

        The Company expects to pay $5.3 million of the accrual balance remaining at September 30, 2008 within the next twelve months. This amount is included in other current liabilities on the condensed consolidated balance sheet at September 30, 2008. The remaining accrual of $1.3 million is expected to be paid in the fourth quarter of 2009 and in 2010 and is included in other liabilities on the condensed consolidated balance sheet at September 30, 2008.

        After taking into effect the $59.9 million of restructuring charges recorded in connection with the Company's cost reduction and productivity program discussed above, the Company was in compliance with its required financial ratios under its credit facility and its receivables program as of September 30, 2008. While the Company expects to remain in compliance with its debt leverage and other covenants due to ongoing operational performance, the benefits of the cost reduction and productivity program and other actions available to it, the Company also is considering seeking a modification to its debt leverage covenant. Such a modification may be required to avoid a possible delay in any additional cost saving measures and the resulting charges. See Note 10, "Debt and Credit Facilities," for further discussion.

Operating Profit by the Company's Segment Reporting Structure

        Management evaluates the performance of each reportable segment based on its operating profit. Operating profit by the Company's segment reporting structure for the 2008 and 2007 periods was as follows (dollars in millions):

	Third Quarter of		First Nine Months of
	2008	2007	2008	2007
Food Packaging	$36.9	$50.5	$150.1	$159.8
As a % of Food Packaging net sales	7.7%	10.8%	10.2%	11.7%
As a % of total operating profit(1)	36.7%	37.6%	43.4%	39.5%
Food Solutions	17.1	24.4	52.3	65.6
As a % of Food Solutions net sales	6.7%	10.1%	7.0%	9.4%
As a % of total operating profit(1)	17.0%	18.2%	15.1%	16.2%
Protective Packaging	39.6	52.2	130.3	155.8
As a % of Protective Packaging net sales	10.5%	14.1%	11.4%	14.0%
As a % of total operating profit(1)	39.4%	38.9%	37.6%	38.5%
Other	6.9	7.2	13.4	23.7
As a % of Other net sales	6.5%	8.8%	4.2%	10.4%
As a % of total operating profit(1)	6.9%	5.3%	3.9%	5.8%

Total segments and other	100.5	134.3	346.1	404.9
Restructuring and other charges(2)	61.3	0.2	63.8	0.8

Total	$39.2	$134.1	$282.3	$404.1

As a % of total net sales	3.2%	11.6%	7.7%	11.9%

(1)
Before taking into consideration restructuring and other charges.

(2)
The restructuring and other charges by the Company's segment reporting structure were as follows:

	Third Quarter of		First Nine Months of
	2008	2007	2008	2007
Food Packaging	$28.2	$—	$30.4	$0.1
Food Solutions	11.8	—	12.0	0.1
Protective Packaging	17.2	0.2	17.3	0.6
Other	4.1	—	4.1	—

Total	$61.3	$0.2	$63.8	$0.8

        In the third quarter of 2008, the Company implemented its cost reduction and productivity program. The restructuring charge related to this program was $59.9 million for the three and nine months ended September 30, 2008. The remaining amount of restructuring and other charges in 2008 related to the Company's global manufacturing strategy. Restructuring and other charges in 2007 related to the consolidation of the Company's customer service activities in North America. See "Cost Reduction and Productivity Program, Global Manufacturing Strategy, Restructuring and Other Charges," above for further discussion.

  Food Packaging Segment Operating Profit

        The decrease in operating profit as a percentage of this segment's net sales in the third quarter of 2008 compared with the same period of 2007 was primarily attributed to higher input costs, including unfavorable average petrochemical-based raw material costs of approximately $23.0 million. Also contributing to this decrease was the decline in unit volume, partially offset by the favorable product price/mix, both discussed above.

        The decrease in operating profit as a percentage of this segment's net sales in the first nine months of 2008 compared with the same period of 2007 was primarily attributed to higher input costs, including unfavorable average petrochemical-based raw material costs of approximately $54.0 million, partially offset by the favorable product price/mix discussed above.

  Food Solutions Segment Operating Profit

        The decrease in operating profit as a percentage of this segment's net sales in the third quarter of 2008 compared with the same period of 2007 was primarily due to higher input costs, including unfavorable average petrochemical-based raw material costs of approximately $10.0 million, partially offset by the favorable product price/mix discussed above.

        The decrease in operating profit as a percentage of this segment's net sales in the first nine months of 2008 compared with the same period of 2007 was primarily due to higher input costs, including unfavorable average petrochemical-based raw material costs of approximately $22.0 million, partially offset by the favorable product price/mix discussed above. This segment's operating profit was also impacted by the decrease in unit volume in Europe discussed above.

  Protective Packaging Segment Operating Profit

        The decrease in operating profit as a percentage of this segment's net sales in the third quarter of 2008 compared with the same period of 2007 was primarily due to higher input costs, including unfavorable average petrochemical-based raw material costs of approximately $15.0 million. Also contributing to this decrease was the decline in unit volume, partially offset by the favorable product price/mix, both discussed above.

        The decrease in operating profit as a percentage of this segment's net sales in the first nine months of 2008 compared with the same period of 2007 was primarily due to higher input costs, including unfavorable average petrochemical-based raw material costs of approximately $36.0 million. Also contributing to this decrease was the decline in unit volume, partially offset by the favorable product price/mix, both discussed above.

  Other Operating Profit

        The decrease in operating profit as a percentage of Other net sales in the third quarter of 2008 compared with the same period of 2007 was primarily due to higher input costs including unfavorable average petrochemical-based raw materials costs of approximately $5.0 million, partially offset by favorable product price/mix discussed above. This business's operating profit was also unfavorably impacted by an interim supply and distribution agreement for the Ethafoam® foam product lines, which is scheduled to expire in May 2009. The Company is currently constructing additional capacity in the United States to produce these products internally prior to the end of this interim agreement, which the Company expects should improve margins related to these products in 2009. This business's operating profit was also unfavorably impacted by the additional expenses related to innovation and new product introductions discussed above.

        The decrease in operating profit as a percentage of Other net sales in the first nine months of 2008 compared with the same period of 2007 was primarily due to higher input costs including unfavorable average petrochemical-based raw materials costs of approximately $16.0 million and unfavorable product price/mix discussed above. This business's operating profit was also unfavorably impacted by the interim supply and distribution agreement and the additional expenses related to innovation and new product introductions, both discussed above.

Interest Expense

        Interest expense includes the stated interest rate on the Company's outstanding debt, as well as the effects of interest rate swaps, capitalized leases and the amortization of capitalized senior debt issuance costs, bond discounts and terminated treasury locks.

        Total interest expense for the 2008 and 2007 periods was as follows (in millions):

	Third Quarter of		First Nine Months of
	2008	2007	2008	2007
Interest expense	$21.5	$26.5	$68.7	$79.8
Interest expense on the amount payable pursuant to the asbestos Settlement agreement	9.2	8.7	27.7	26.2

Total interest expense	$30.7	$35.2	$96.4	$106.0

        Interest expense decreased $4.5 million in the third quarter of 2008 and $9.6 million in the first nine months of 2008 compared with the same periods of 2007 primarily due to the retirement of the Company's 5.375% Senior Notes on April 15, 2008. The retirement of these senior notes resulted in lower interest expense of $6.1 million in the third quarter of 2008 and $11.3 million in the first nine months of 2008. These decreases were partially offset by additional interest expense of $0.7 in the third quarter of 2008 and $1.4 million in the first nine months of 2008 related to the funds drawn during 2008 under the Company's credit facility.

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

Impairment of Available-for-Sale Securities

        In the third quarter of 2008, the Company recorded a $3.7 million pre-tax charge as a result of recognizing additional other than temporary impairment related to a decline in the fair market value of some of the auction rate securities in which the Company has invested. In the first nine months of 2008, the Company recorded $13.7 million of other than temporary impairment charges related to its auction rate security investments. See Note 5, "Available-for-Sale-Investments," for further discussion of the Company's investments in auction rate securities.

Other (Expense) Income, Net

        The following table provides details of the Company's other (expense) income, net (in millions):

	Third Quarter of		First Nine Months of
	2008	2007	2008	2007
Interest and dividend income	$3.4	$4.8	$11.3	$14.4
Net foreign exchange transaction losses	(1.5)	(0.2)	(7.5)	(3.1)
Other, net	(3.2)	1.9	(7.0)	8.3

Other (expense) income, net	$(1.3)	$6.5	$(3.2)	$19.6

        Interest and dividend income decreased in both the third quarter and first nine months of 2008 compared with the same periods in 2007 primarily due to the use of available funds to retire the 5.375% Senior Notes on the date of their maturity and lower interest rates paid on the Company's invested cash.

        Other, net, includes the costs associated with the Company's receivables securitization program. These costs primarily relate to the losses on the sale of the undivided ownership interests in 2008 and program and commitment fees and other associated costs which totaled $1.0 million in the third quarter of 2008 and $2.1 million in the first nine months of 2008. The program and commitment fees and other associated costs were $0.3 million in the first nine months of 2007. Other, net, for the first nine months of 2007 also includes a $3.7 million gain recorded as a result of the termination of interest rate swaps.

Income Taxes

        The Company's effective income tax rate was a benefit for the third quarter of 2008, and 21.5% for the first nine months of 2008. The Company's effective income tax rate was 31.3% for the third quarter of 2007, and 22.6% for the first nine months of 2007.

        The Company's income tax provision for the first nine months of 2008 included the following benefits:

  •
  $2.9 million due to a change in assertion made in the first quarter of 2008 under APB 23, with regard to certain foreign earnings;

  •
  $1.3 million of income tax benefits recognized in the first quarter of 2008 related to the utilization of loss carryforwards in a foreign jurisdiction for which no benefit had previously been recognized for financial reporting purposes;

  •
  $3.2 million of income tax benefits recognized in the second quarter of 2008 related to a reduction in the estimated cost of repatriating certain foreign earnings; and

  •
  $2.4 million of income tax benefits in the third quarter related to tax accruals, and related interest, for contingencies that did not materialize following the completion of tax audits.

        For the third quarter and first nine months of 2008, the Company's effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the income tax benefits described above and the lower net effective income tax rate on foreign earnings, partially offset by state income taxes. Including the items noted above, the Company's expected 2008 full year effective income tax rate is 23.7%.

        For the third quarter of 2007 the effective income tax rate was lower than the statutory U.S. federal income tax rate of 35% due to the lower net effective income tax rate on foreign earnings, partially offset by state income taxes. For the first nine months of 2007, the effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the reversal of $34.4 million of tax accruals and related interest and, to a lesser extent, the lower net effective income tax rate on foreign earnings, partially offset by state income taxes.

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

  •
  an updated description of the Company's material cash obligations;

  •
  an updated description of the Company's outstanding indebtedness;

  •
  an analysis of the Company's historical cash flows and changes of working capital for the first nine months of 2008;

  •
  an updated description of the Company's derivative financial instruments; and

  •
  a description of changes in the Company's shareholders' equity for the first nine months of 2008.

Material Commitments and Contingencies

  Asbestos Settlement and Related Costs

        The Company recorded a charge of $850.1 million in the fourth quarter of 2002, of which $512.5 million represents a cash payment that the Company is required to make (subject to the satisfaction of the terms and conditions of the Settlement) upon the effectiveness of a plan of reorganization in the bankruptcy of W.R. Grace & Co. The Company did not use cash in any period with respect to this liability. While a confirmation hearing on the PI Settlement Plan is currently scheduled to begin on March 9, 2009, the Company does not know whether or when a final plan of reorganization will become effective or whether the final plan will be consistent with the terms of the Settlement agreement. The Company currently expects to fund this payment by using a combination of accumulated cash and future cash flows from operations and funds available under its credit facility or its accounts receivable securitization program, both described below, as well as funds expected to be available from additional external funding sources. The cash payment of $512.5 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. The Company has recorded this accrued interest in asbestos Settlement liability and related accrued interest in its condensed consolidated balance sheets, and these amounts were $186.1 million at September 30, 2008 and $158.4 million at December 31, 2007.

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, "Commitments and Contingencies," under the caption "Asbestos Settlement and Related Costs" is incorporated herein by reference.

  Cryovac Transaction; Contingencies Related to the Cryovac Transaction

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, "Commitments and Contingencies," under the caption "Cryovac Transaction; Contingencies Related to the Cryovac Transaction" is incorporated herein by reference.

  Other Litigation

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, "Commitments and Contingencies," under the caption "Other Litigation" is incorporated herein by reference.

Principal Sources of Liquidity

        The Company requires cash to pay its operating expenses, make capital expenditures, interest, tax and dividend payments and service its debt obligations and other long-term liabilities. The Company's principal sources of liquidity are cash flows from operations, accumulated cash and amounts available under its existing lines of credit described below, including the credit facility and the ANZ facility, and its accounts receivable securitization program. The Company expects that its existing sources of liquidity will continue to provide sufficient cash to fund its operating expenses, make capital expenditures, interest, tax and dividend payments and service its debt obligations and other long-term liabilities.

        As of September 30, 2008, the following material cash obligations were due or contingently due within the next 24 months:

6.95% Senior Notes due May 15, 2009	$227.3
3% Convertible Senior Notes due June 2033	431.3
Asbestos Settlement liability and related accrued interest	698.6

        The holders of the 3% convertible Senior Notes have the option to require the Company to repurchase these notes on June 30, 2010, 2013, 2018, 2023 and 2028, or upon the occurrence of a fundamental change in or a termination of trading of the Company's common stock, at a price equal to 100% of their principal amount, plus accrued and unpaid interest.

        With respect to the asbestos Settlement liability and related accrued interest, the Company does not know whether or when a final plan of reorganization for Grace will become effective or whether the final plan will be consistent with the terms of the Settlement agreement. See "Asbestos Settlement and Related Costs," above for further discussion.

        The Company expects to have sufficient liquidity from a combination of available cash and funds available from its credit facility to retire its 6.95% Senior Notes when they come due in May 2009. Similarly, the Company expects to have sufficient liquidity from cash provided by operating activities and from the credit facility to retire its 3% Convertible Senior Notes in June 2010 if the holders exercise their put option. Depending on the timing of the asbestos Settlement, the Company may need to raise additional funds from external sources. Grace's PI Settlement Plan is subject to satisfaction of a number of conditions, including the availability of exit financing in the amount of $1.5 billion to $1.75 billion. The Company expects that, during the period Grace is raising its exit financing the Company should be able to raise $250.0 million to $500.0 million. These funds would be sought at market terms and conditions from external sources and could include a combination of short and medium term debt as well as equity securities. The tax benefits related to the asbestos Settlement are expected to provide approximately $300.0 million additional cash flow within a five year period, which would be available to offset such incremental borrowings raised by the Company.

  Cash and Cash Equivalents

        The following table summarizes the Company's accumulated cash and cash equivalents (in millions):

	September 30, 2008	December 31, 2007
Cash and cash equivalents	$274.4	$430.3

  Cash Flows from Operations

        The Company generates substantial cash flows from operations and expects that it will continue to generate substantial cash flows from operations. See "Analysis of Historical Cash Flows" below.

  Lines of Credit

        The following table summarizes the Company's available committed and uncommitted lines of credit, including the credit facility and the ANZ facility, which are discussed below (in millions):

	September 30, 2008	December 31, 2007
Used lines of credit	$136.5	$46.4
Unused lines of credit	728.0	823.8

Total available lines of credit	$864.5	$870.2

Available lines of credit—committed	$616.6	$646.0
Available lines of credit—uncommitted	247.9	224.2

Total available lines of credit	$864.5	$870.2

        The Company's principal credit lines were all committed and consisted of the credit facility and the ANZ facility. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

  Revolving Credit Facilities

        The Credit Facility—In April 2008, the Company borrowed $165.0 million under its credit facility to partially fund the retirement of its 5.375% Senior Notes. As of September 30, 2008, the Company had made net repayments of $82.0 million of the amount outstanding under the credit facility from available cash. The remaining outstanding balance of $83.0 million is included in long-term debt on the condensed consolidated balance sheet at September 30, 2008.

        The credit facility commitments include $28.0 million provided by Lehman Commercial Paper Inc., a subsidiary of Lehman Brothers Holdings Inc. As a result of the bankruptcy filing of Lehman Brothers Holdings Inc. and certain of its subsidiaries in September 2008, Lehman Commercial Paper Inc. is no longer funding borrowing requests under the credit facility. Amounts funded by Lehman Commercial Paper Inc. prior to the bankruptcy filing may remain outstanding in accordance with the terms of the credit facility. At September 30, 2008, the total amount available under the credit facility was approximately $474.8 million, which included $83.0 million of funds drawn by the Company as of that date. The drawn amount included approximately $2.8 million of funds provided by Lehman Commercial Paper Inc.

        ANZ Facility—The Company has a 170.0 million Australian dollar, dual-currency revolving credit facility, known as the ANZ facility, equivalent to U.S. $141.8 million at September 30, 2008, due March 2010. The Company did not borrow under the ANZ facility during the first nine months of 2008.

        See Note 10, "Debt and Credit Facilities," for further discussion.

  Accounts Receivable Securitization Program

        The Company's $135.0 million receivables program has an expiration date of December 7, 2012. The receivables program contains financial covenants relating to the Company's interest coverage and debt leverage. The Company was in compliance with these covenants at September 30, 2008.

        In April 2008, the Company utilized the entire $135.0 million available to the Company under its accounts receivable securitization program and these funds were used to partially fund the retirement of the Company's 5.375% Senior Notes due April 15, 2008, the maturity date.

        See Note 6, "Accounts Receivable Securitization Program," for additional information concerning this program, which information is incorporated by reference.

Covenants

        At September 30, 2008, the Company was in compliance with its financial covenants and limitations, as discussed in "Covenants," of Note 10, "Debt and Credit Facilities."

        The restructuring charge of $59.9 million recorded in the third quarter of 2008 in connection with the Company's cost reduction and productivity program caused a decrease to EBITDA as defined identically in both the Company's credit facility and its receivables program (see Note 6, "Accounts Receivable Securitization Program"). This reduction to EBITDA (as defined) produced a significant increase in the Company's debt leverage ratio as defined in the credit facility and the receivables program.

        While the Company expects to remain in compliance with its debt leverage and other covenants due to ongoing operational performance, the benefits of the cost reduction and productivity program and other actions available to it, the Company also is considering seeking a modification to its debt leverage covenant. Such a modification may be required to avoid a possible delay in any additional cost saving measures and the resulting charges. The Company believes it has good relations with the lenders and other parties to these facilities and believes that modifications of the debt leverage covenants will be forthcoming if requested. Such modifications may be conditioned upon the payment of higher interest rates or fees or other modified terms, and no assurances can be given as to whether such modifications will be available on terms acceptable to the Company.

Debt Ratings

        The Company's cost of capital and ability to obtain external financing may be affected by its debt ratings, which the credit rating agencies review periodically. On May 2, 2008, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. lowered the Company's long-term senior unsecured debt rating from BBB to BBB-. In connection with this change in rating, Standard & Poor's revised its outlook from negative to stable. The Company does not expect that this lowered rating or revised outlook will have a significant effect on the Company's access to capital or its borrowing costs. The Company's long-term senior unsecured debt rating is currently rated Baa3 (stable outlook) by Moody's Investors Service, Inc.

        These ratings are among the ratings assigned by each of these organizations for investment grade long-term senior unsecured debt. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

Outstanding Indebtedness

        The Company's total debt outstanding consisted of the amounts set forth on the following table (in millions):

	September 30, 2008	December 31, 2007
Short-term borrowings	$43.5	$36.5
Current portion of long-term debt	243.2	303.7

Total current debt	286.7	340.2
Total long-term debt, less current portion	1,374.1	1,531.6

Total debt	$1,660.8	$1,871.8

        Included in the Company's long-term debt at September 30, 2008 is $1,279.0 million of senior notes with various maturities. On April 15, 2008, the Company retired its 5.375% Senior Notes on the maturity date. These notes had a face value of $300.0 million and were included in current portion of long-term debt in the table above at December 31, 2007. Also, during the second quarter of 2008, the Company reclassified its 6.95% Senior Notes to current portion of long-term debt, since these senior notes mature in May 2009. See Note 10, "Debt and Credit Facilities," for further information on the Company's debt.

Analysis of Historical Cash Flows

        The following table summarizes the Company's changes in cash flows for the first nine months ended September 30, 2008 and 2007 (in millions):

	Nine Months Ended September 30,
	2008	2007
Net cash provided by operating activities	$326.1	$223.5
Net cash used in investing activities	(139.0)	(182.3)
Net cash used in financing activities	(366.2)	(44.1)

  Net Cash Provided by Operating Activities

        The $102.6 million increase in cash provided from operating activities was primarily due to the following:

  •
  the utilization of the entire $135.0 million available to the Company under its accounts receivable securitization program in 2008 as discussed above;

  •
  an increase in cash provided by other current liabilities of $49.9 million in 2008, primarily due to the following:

  •
  an increase in accrued restructuring costs of $54.7 million in 2008, primarily reflecting $57.4 million of accrued severance costs recorded in connection with the Company's cost reduction program of; and

  •
  the probable claim liability of $25.0 million recorded in 2008 as a result of the settlement in principle in the Station nightclub litigation (see "Other Litigation" of Note 14, "Commitments and Contingencies");

    partially offset by;

    •
    a decrease in accrued payroll of $10.5 million in 2008, primarily reflecting lower management incentive compensation in 2008; and

    •
    a decrease in accrued interest of $8.6 million in 2008, primarily due to the retirement of the Company's 5.375% Senior Notes in April 2008.

  •
  a decrease in cash used for income taxes payable of $45.2 million in 2008. Income tax payments were $76.2 million in 2008 compared with $149.1 million in 2007. The decrease in income tax payments in 2008 resulted from lower estimated taxable income for 2008, which includes higher tax depreciation to be claimed in the United States pursuant to the bonus depreciation rules enacted as part of the economic stimulus bill passed by Congress earlier in 2008.

        These items were partially offset by:

  •
  a decrease in net earnings adjusted for non-cash items of $85.6 million in 2008;

  •
  an increase in cash used for accounts payable of $24.8 million in 2008, primarily due to the timing of payments; and

  •
  an increase in cash used for other current assets of $24.2 million in 2008, primarily due to the settlement in principle in the Station nightclub litigation discussed above.

  Net Cash Used in Investing Activities

        The $43.3 million decrease in cash used for investing activities was primarily due to the following:

  •
  a decrease in cash used for business acquisitions of $29.8 million in 2008. In 2007, the Company used an aggregate of $32.7 million of available cash primarily to acquire Alga Plastics in August 2007 and Pack Tiger in January 2007;

  •
  a decrease in cash used for other investing activities of $20.5 million in 2008, primarily due to the Company's acquisition of Teknik Plastik joint venture in September 2007; and

  •
  a decrease of $15.9 million in capital expenditures in 2008. Capital expenditures were $141.9 million in 2008, which includes $43.8 million related to the Company's global manufacturing strategy. Capital expenditures were $157.8 million in 2007, which includes $45.3 million related to the Company's global manufacturing strategy.

        These items were partially offset by cash received of $36.0 million in 2007 for the Polymask transaction.

        The Company expects to continue to invest capital as it deems appropriate to expand its business, to replace depreciating property, plant and equipment, to acquire new manufacturing technology and to improve productivity. Taking into account capital expenditures in 2008 of $60.0 million for the Company's global manufacturing strategy, the Company expects total capital expenditures in 2008 to be in the range of $175.0 to $200.0 million. This projection is based upon the Company's capital expenditure budget for 2008, the status of approved but not yet completed capital projects, anticipated future projects including the implementation of the Company's global manufacturing strategy and historic spending trends.

  Net Cash Used in Financing Activities

        The $322.1 million increase in cash used for financing activities was primarily due to the following:

  •
  an increase in net long-term debt repayments of $218.0 million in 2008, primarily due to the retirement of the Company's 5.375% Senior Notes with a face value of $300.0 million in April 2008, partially offset by net borrowings of $83.0 million from the Company's credit facility, primarily used to fund a portion of the retirement of the 5.375% Senior Notes;

  •
  an increase in cash used for the repurchase of the Company's common stock of $88.3 million in 2008, as discussed below; and

  •
  an increase in cash used for the payment of common stock dividends of $9.0 million in 2008, primarily due to the increase in dividends paid per common share in 2008.

  Repurchases of Common Stock

        During the first nine months of 2008, the Company repurchased 4,024,400 shares of its common stock in open market purchases at a cost of $95.1 million. The average price per share of these common stock repurchases in the first nine months of 2008 was $23.64. During the first nine months of 2007, the Company repurchased 216,000 shares of its common stock in open market purchases at a cost of $6.8 million. The average price per share of these common stock repurchases was $31.55.

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

Changes in Working Capital

        At September 30, 2008, working capital (current assets less current liabilities) was $(45.0) million compared with $194.5 million at December 31, 2007. The $239.5 million decrease in the Company's working capital during the first nine months of 2008 resulted primarily from the following changes:

  •
  a decrease in cash and cash equivalents of $155.9 million in 2008, See "Analysis of Historical Cash Flows" above for a discussion of items that contributed to this decrease in cash and cash equivalents;

  •
  a decrease in receivables, net, of $100.5 million in 2008, primarily due to the sale of an undivided ownership interest of $135.0 million under the Company's receivables program discussed above;

  •
  an increase in other current liabilities of $34.0 million, primarily due to additional accrued severance costs recorded in 2008, principally due to the current portion of accrued severance costs recorded in September 2008 associated with Company's cost reduction program of $57.4 million, partially offset by a decrease in accrued payroll of $16.4 million, primarily related to the payment of the Company's 2007 management incentive compensation payments in early 2008; and

  •
  an increase in accrued interest related to the asbestos Settlement liability of $27.7 million in 2008;

        partially offset by:

  •
  a decrease in current portion of long-term debt of $60.5 million in 2008, which primarily reflects the retirement of the Company's 5.375% Senior Notes with a face value of $300.0 million in April 2008, partially offset by the reclassification of the Company's 6.95% Senior Notes with a face value of $227.0 million from long-term debt to current portion of long-term debt, since these senior notes mature in May 2009; and

  •
  an increase in inventories of $54.2 million in 2008. Inventories increased $35.5 million in the United States, principally due to an increase in finished goods in the Food Packaging and Food Solutions segments, primarily due to the lower volume and higher petrochemical-based raw material costs experienced in the third quarter of 2008. Inventories increased $13.7 million outside the United States, primarily to support the Company's new manufacturing plant in China and growing operations in Russia and Poland.

  Current and Quick Ratios

        The ratio of current assets to current liabilities, known as the current ratio, was 0.97 at September 30, 2008 and 1.1 at December 31, 2007. The ratio of current assets less inventory to current liabilities, known as the quick ratio, was 0.6 at September 30, 2008 and 0.8 at December 31, 2007.

Derivative Financial Instruments

  Interest Rate Swaps

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, "Derivatives and Hedging Activities," under the caption "Interest Rate Swaps" is incorporated herein by reference.

  Foreign Currency Forward Contracts

        At September 30, 2008, the Company was party to foreign currency forward contracts, which did not have a significant impact on the Company's liquidity.

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, "Derivatives and Hedging Activities," under the caption "Foreign Currency Forward Contracts" is incorporated herein by reference.

        For further discussion about these contracts and other financial instruments, see Part I, Item 3, "Quantitative and Qualitative Disclosures about Market Risk."

Shareholders' Equity

        The Company's shareholders' equity was $2,017.7 million at September 30, 2008 and $2,019.6 million at December 31, 2007. Shareholders' equity decreased $1.9 million in the first nine months of 2008 primarily due to the repurchases of the Company's common stock at a cost of $95.1 million and dividends paid on common stock of $57.4 million, partially offset by net earnings of $132.6 million and the amortization of deferred compensation related to the Company's 2005 Contingent Stock Plan of $12.5 million.

Recently Issued Accounting Standards

        The Company is subject to recently issued statements of financial accounting standards, accounting guidance and disclosure requirements. Note 2, "Recent Accounting Pronouncements," which is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q describes these new accounting pronouncements and is incorporated herein by reference.

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

Non-U.S. GAAP Information

        The Company's management from time to time presents information that does not conform to U.S. GAAP. In this Quarterly Report on Form 10-Q, the Company has presented changes in net sales, Company-wide and by the Company's segment reporting structure, excluding items that are included in U.S. GAAP calculations of such measures. The excluded items, as applicable, are the effects of foreign currency translation, the impact of a minor acquisition in 2008 and the sale of a minor product line in 2007 in the Protective Packaging segment, and certain sales related to acquisitions in Other net sales. Presenting net sales figures excluding these items aids in the comparisons with other periods. The Company's management generally uses changes in net sales excluding these items to measure the performance of the Company's operations. Growth in net sales, adjusted to eliminate the effects of specified items that would otherwise be included under U.S. GAAP, is among the criteria upon which the Company may determine performance-based compensation. Thus, management believes that this information may be useful to investors.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        The Company is exposed to market risk from changes in its investments, interest rates, customer credit risk and foreign currency exchange rates, which may adversely affect its consolidated financial condition and results of operations. The Company has implemented policies and procedures to measure, monitor and report risk, which are regularly reviewed by management and the Company's Board of Directors. The Company seeks to minimize these risks through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company does not purchase, hold or sell derivative financial instruments for trading purposes.

Investments

        At September 30, 2008 and December 31, 2007, the Company held investments in auction rate securities. These auction rate securities consisted of two contingent capital securities that are convertible into perpetual preferred stock of Ambac Assurance Corporation ("AMBAC"), the issuer, and three debt instruments issued by Primus Financial Products LLC (maturity date 2021), River Lake Insurance Company, a wholly-owned subsidiary of Genworth Financial, Inc. (maturity date 2033) and Ballantyne Re Plc (maturity date 2036). These five securities historically were re-auctioned every twenty-eight days, which had provided a liquid market for them. However, as a result of continuing liquidity concerns affecting capital markets, particularly in the U.S., specifically for asset-backed securities, every auction held by the issuers for these auction rate securities in 2008 and over the last several months of 2007 failed.

        The Company accounts for these securities as available-for-sale investments and reviews them for impairment in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and other related guidance issued by the FASB and the SEC. During its impairment review, the Company has evaluated the creditworthiness of the issuers and the timelines and level of interest payments received from the issuers. The Company considered the duration and severity in the decline in the estimated fair market value of these securities. The Company also considered the ability and intent to hold these securities for a reasonable period of time sufficient for an anticipated recovery of their cost. In addition, the Company considered that AMBAC holds a put option on the contingent capital securities that they issued. If AMBAC were to exercise its put option, these securities would be converted into perpetual preferred stock of AMBAC.

        Based on the evaluation discussed above, the downgrade of AMBAC's credit rating in the second quarter of 2008 by Standard and Poor's and Moody's Investor Services, the severity of the decline in the market value of the AMBAC and Ballantyne securities in the second quarter of 2008 and the limited near term prospects for a recovery of the original cost of the securities, the Company has determined that the AMBAC and Ballantyne securities incurred an other than temporary decline in fair market value. As a result, in the second quarter of 2008, the Company recorded an other than temporary impairment of these securities of $10.0 million ($6.1 million, net of taxes) and established a new cost basis for these securities.

        In the third quarter of 2008, the Company recorded an additional other than temporary impairment of $3.7 million ($2.3 million, net of taxes) related to the three debt instruments with contractual maturity dates, primarily due to the severity of the decline in their fair market value and related risk of recovery of the investment value. As a result the Company established a new cost basis for these securities at September 30, 2008. Also, in the third quarter of 2008, the Company recorded unrealized gains of $2.4 million ($1.5 million, net of taxes) related to the two contingent capital securities, which are included in accumulated other comprehensive loss on the condensed consolidated balance sheet.

        The Company continues to monitor developments in the market for auction rate securities including the specific securities in which it has invested. At September 30, 2008, ratings of the auction rate securities held by the Company by Moody's Investors Service, Inc. ranged from Aa2 to A3 and ratings by Standard & Poor's, a division of the McGraw-Hill Companies, Inc., ranged from AA to A. The ratings are among the ratings assigned by each of these organizations for investment grade long-term senior unsecured debt. Moreover, during the nine months ended September 30, 2008, the

Company continued to receive all interest payments, totaling $1.6 million on a timely basis from the issuers of these securities. The Company believes that it has sufficient liquidity to meet its operating cash needs without the sale of these securities.

        If liquidity conditions relating to these securities or the issuers worsen, the Company may recognize additional other than temporary impairments, which would result in the recognition of additional losses on the condensed consolidated statement of operations.

        The Company's auction rate securities are described in more detail in Note 5, "Available-for-Sale Investments."

Interest Rates

        From time to time, the Company may use interest rate swaps, collars or options to manage its exposure to fluctuations in interest rates.

        The Company's interest rate swaps are described in Note 11, "Derivatives and Hedging Activities," which is contained in Part I, Item 1 and in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Derivative Financial Instruments—Interest Rate Swaps" contained in Part I, Item 2 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

        At September 30, 2008, the Company had no collars or options outstanding.

        The carrying value of the Company's total debt was $1,660.7 million at September 30, 2008 and $1,871.8 million at December 31, 2007. The Company's fixed rate debt was $1,522.8 million at September 30, 2008 and $1,526.1 million, including the impact of interest rate swaps, at December 31, 2007. The fair value of the Company's fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total debt was $1,528.9 million at September 30, 2008 compared with $1,818.4 million at December 31, 2007. A hypothetical 10% decrease in interest rates would result in an increase of $72.9 million in the fair value of the total debt balance at September 30, 2008. These changes in the fair value of the Company's fixed rate debt do not alter the Company's obligations to repay the outstanding principal amount of such debt.

Foreign Exchange Rates

        The Company uses foreign currency forward contracts primarily to fix the amounts payable or receivable on transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at September 30, 2008 would have caused the Company to pay approximately $34.1 million to terminate these contracts.

        The Company's foreign currency forward contracts are described in Note 11, "Derivatives and Hedging Activities," which is contained in Part I, Item 1 and in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Derivative Financial Instruments—Foreign Currency Forward Contracts," contained in Part I, Item 2 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Customer Credit

        The Company is exposed to credit risk from its customers. In the normal course of business the Company extends credit to its customers if they satisfy pre-defined credit criteria. The Company maintains an accounts receivable allowance for estimated losses resulting from the failure of its customers to make required payments. An additional allowance may be required if the financial condition of the Company's customers deteriorates. The allowance for doubtful accounts is maintained at a level that management assesses to be appropriate to absorb estimated losses in the account receivables portfolio.

        The Company's customers may default on their obligations to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. Despite uncertainties surrounding current global economic conditions and levels of credit risk, as of September 30, 2008, the Company has not experienced a significant change in its customers' payment patterns or defaults.

Pensions

        Recent market conditions could result in an unusually high degree of volatility and increased risks and short-term liquidity associated with some of the plan assets held by the Company's defined benefit pension plans, which could impact the performance of plan assets after the date of the consolidated financial statements included in this quarterly report. The ultimate impact on the plan assets and the funded status of the Company's defined benefit plans will be determined based upon market conditions in effect when the annual valuation of the plans for the year ended December 31, 2008 is performed.

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

Changes in Internal Control over Financial Reporting

        There has not been any change in the Company's internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, "Commitments and Contingencies," under the captions "Asbestos Settlement and Related Costs," "Cryovac Transaction; Contingencies Related to the Cryovac Transaction," and "Other Litigation," is incorporated herein by reference. See also Part I, Item 3, "Legal Proceedings," of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and Part II, Item 1, "Legal Proceedings," of the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2008 and June 30, 2008 as well as the information incorporated by reference in those items.

Item 1A.    Risk Factors.

        See Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the Company's 2007 Form 10-K. Except as required by the federal securities laws, the Company undertakes no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

Financial Crisis and General Economic Conditions

Weakened global economic conditions due to the crisis in the financial and credit markets could adversely affect the Company's results of operations.

        Weakened global economic conditions can have an adverse impact on the Company's business in the forms of lower sales (resulting from both lower volumes and unfavorable changes in price/mix) and lower profit margins. Economic downturns result in reduced consumption, thus potentially lowering the levels of sales the Company can expect.

        The tightening of the availability of credit may adversely affect the ability of some of the Company's customers to obtain credit for operations and capital expenditures. This could negatively impact the Company's sales of materials and equipment to affected customers.

The Effects of the Credit Crisis on the Company's Liquidity

The disruption and volatility of the financial and credit markets could affect external liquidity sources for the Company.

        The Company's principal sources of liquidity are accumulated cash and cash equivalents, short-term investments, cash flows from operations and amounts available under its existing lines of credit, described above in Management's Discussion and Analysis of Financial Condition and Results of Operations, including its revolving credit facility, the ANZ facility and its accounts receivable securitization program. One lender in the Company's revolving credit facility is no longer funding its minor portion of the facility.

        During 2009, the Company's 6.95% Senior Notes become due and the Company may have to make the payment for the asbestos Settlement liability and related accrued interest, although there can be no assurances that the payment will be made in 2009. On June 30, 2010, the holders of the Company's 3% Convertible Senior Notes have the option to require the Company to repurchase those notes. As a result, the Company may need to raise additional funds from external sources. These items are in addition to capital and other projects that the Company may undertake. If the financial and credit markets continue to experience volatility and the availability of funds remains limited, the Company may experience difficulty obtaining external funding and could incur increased costs associated with borrowings.

Deferred Tax Assets

The full realization of the Company's deferred tax assets, including primarily those related to the asbestos Settlement, may be affected by a number of factors.

        The Company has deferred tax assets related to the asbestos Settlement, accruals not yet deductible for tax purposes, foreign net operating loss carry forwards and investment tax allowances, employee benefit items, and other items. It has established valuation allowances to reduce those deferred tax assets to an amount that is more likely than not to be realized. The Company's ability to utilize these deferred tax assets depends in part upon its future operating results and the availability of tax planning strategies. The Company expects to realize these assets over an extended period. Consequently, changes in tax laws, assumptions and the effectiveness of tax planning strategies could cause actual results to differ from projections.

        The Company's largest deferred tax asset relates to its asbestos Settlement, including accrued interest. The value of this asset may be affected by the Company's tax situation at the time of the payment under the Settlement agreement as well as by the value of the Company's common stock at that time.

Success of Company Programs

The Company's ability to execute successfully its cost reduction and productivity program and its global manufacturing strategy could affect its financial condition and results of operations.

        The Company is in various stages of completion of its previously announced cost reduction and productivity program and its global manufacturing strategy. The goals of these initiatives include the expansion of capacity in growing markets, better operating efficiencies, a lower cost structure, more effective technology implementation and increased productivity. There can be no assurances that these initiatives will be effectively implemented as planned or that the estimated costs savings or efficiencies will materialize to the extent intended. There are risks inherent in undertaking such programs, including the sustainability of developing markets, shifts in customer preferences, competitive forces and technologies, cost overruns and unanticipated consequences, any of which could have a material adverse effect on the Company's financial condition and results of operations.

        The restructuring charge of $59.9 million recorded in the third quarter of 2008 in connection with the Company's cost reduction and productivity program caused a decrease to EBITDA as defined identically in both the Company's credit facility and its receivables program (see Note 6, "Accounts Receivable Securitization Program"). This reduction to EBITDA (as defined) produced a significant increase in the Company's debt leverage ratio as defined in the credit facility and the receivables program. See the Company's credit facility, attached as Exhibit 10 to the Company's Current Report on Form 8-K, Date of Report July 28, 2005 as filed with the SEC, for further details.

        While the Company expects to remain in compliance with its debt leverage and other covenants due to ongoing operational performance, the benefits of the cost reduction and productivity program and other actions available to it, the Company also is considering seeking a modification to its debt leverage covenant. Such a modification may be required to avoid a possible delay in any additional cost saving measures and the resulting charges. The Company believes it has good relations with the lenders and other parties to these facilities and believes that modifications of the debt leverage covenants will be forthcoming if requested. Such modifications may be conditioned upon the payment of higher interest rates or fees or other modified terms, and no assurances can be given as to whether such modifications will be available on terms acceptable to the Company.

Risk of Impairments

The current situation in the financial and credit markets and other factors could potentially lead to the carrying amount of the Company's goodwill and other long-lived assets becoming impaired and its investments in auction rate securities becoming further impaired.

        At September 30, 2008, the Company's goodwill balance was $1,963.1 million. In accordance with the provisions of SFAS No. 142, the Company is required to perform an annual impairment review of goodwill, which it does during the fourth quarter of each year. The Company uses a fair value approach to test goodwill for impairment. The Company must recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. The Company derives an estimate of fair values for the Company as a whole and for each of the Company's reporting units using an income approach, which uses forecasted earnings and cash flows, and a market approach, which uses comparisons to other businesses and uses the market value of the Company's publicly traded common stock. Although it is too early for the Company to make a determination, in light of the current conditions in the financial and credit markets, the weakened global economic conditions that could have an adverse impact on the Company's business and expected earnings and other factors, the Company might have to recognize an impairment of goodwill.

        At September 30, 2008, the Company held auction rate securities with an original cost of $44.7 million. These consist of debt instruments with contractual maturity dates in 2021, 2033, and 2036 as well as contingent capital securities with no maturity dates. The estimated fair market value of such securities at September 30, 2008 was $33.4 million. During the nine months ended September 30, 2008, the Company recorded other than temporary impairment of these securities of $13.7 million ($8.4 million net of taxes) and established a new cost basis for these securities. The Company continues to monitor developments in the market for auction rate securities including the specific securities in which it has invested. If liquidity conditions relating to these securities or the issuers worsen, the Company may recognize additional other than temporary impairments, which would result in the recognition of additional losses on the condensed consolidated statement of operations.

Cautionary Notice Regarding Forward-Looking Statements

        The SEC encourages companies to disclose forward-looking statements so that investors can better understand a company's future prospects and make informed investment decisions. Some of the statements made by the Company in this report, in documents incorporated by reference into this report, and in the Company's future oral and written statements may be forward-looking. These statements reflect the Company's beliefs and expectations as to future events and trends affecting the Company's business, its consolidated financial condition and results of operations. These forward-looking statements are based upon the Company's current expectations concerning future events and discuss, among other things, anticipated future performance and future business plans. Forward-looking statements are identified by such words and phrases as "anticipates," "believes," "could be," "estimates," "expects," "intends," "plans to," "should," "will," and similar expressions. Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside the Company's control, which could cause actual results to differ materially from these statements.

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

  •
  general economic conditions and conditions in the markets that the Company serves;

  •
  changes in energy-related expenses or disruptions in energy supply;

  •
  the Company's access to financing and other sources of capital, the pricing of financing, and credit ratings;

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
  changes in interest rates;

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

  (c)
  Issuer Purchases of Equity Securities

        The table below sets forth the total number of shares of the Company's common stock, par value $0.10 per share, that the Company repurchased in each month of the quarter ended September 30, 2008, the average price paid per share and the maximum number of shares that may yet be purchased under the Company's publicly announced plans or programs.

Period	Total Number of Shares Purchased(1) (a)	Average Price Paid per Share(1) (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2) (d)
Balance as of June 30, 2008				16,470,900
July 1, 2008 through July 31, 2008	268,876	$18.81	266,200	16,204,700
August 1, 2008 through August 31, 2008	257,743	$21.86	229,100	15,975,600
September 1, 2008 through September 30, 2008	—	—	—	15,975,600

Total	526,619	$20.22	495,300	15,975,600

(1)
The Company purchased all shares during the quarter ended September 30, 2008 pursuant to its publicly announced program (described below and under the caption, "Repurchases of Capital Stock," in "Management's Discussion and Analysis of Financial Condition and Results of Operations," set forth in Part I, Item 2 of this quarterly report on Form 10-Q), except for (a) shares withheld from awards under the Company's 2005 contingent stock plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having the Company withhold shares from an award under that plan and (b) shares reacquired pursuant to the forfeiture provision of that plan. (See table below.) The Company reports price calculations in column (b) in the table above only for shares purchased as part of its publicly announced program and includes commissions. For shares withheld for tax withholding obligations or other legally required charges, the Company withholds shares at a price equal to their fair market value. The Company does not make payments for shares reacquired by the Company pursuant to the relevant provisions of the 2005 contingent stock plan as those shares are simply forfeited.

Period	Shares withheld for tax obligations and charges (a)	Average withholding price for shares in column "a" (b)	Forfeitures under 2005 Contingent Stock Plan (c)	Total (d)
July 2008	2,676	$20.11	—	2,676
August 2008	11,643	$23.12	17,000	28,643
September 2008	—	—	—	—

Total	14,319	$22.55	17,000	31,319

(2)
On August 9, 2007, the Company announced that its Board of Directors had approved a new share repurchase program, authorizing the Company to repurchase in the aggregate up to 20 million shares of its issued and outstanding common stock. This current program replaced the Company's prior share repurchase program, which was terminated. Through September 30, 2008, the Company had repurchased 4,024,400 shares of the Company's common stock under the current program, leaving 15,975,600 shares of common stock authorized for repurchase under the current program. The current program has no set expiration date.

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
31.1	Certification of William V. Hickey pursuant to Rule 13a-14(a), dated November 10, 2008.
31.2	Certification of David H. Kelsey pursuant to Rule 13a-14(a), dated November 10, 2008.
32	Certification of William V. Hickey and David H. Kelsey, pursuant to 18 U.S.C. § 1350, dated November 10, 2008.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEALED AIR CORPORATION

Date: November 10, 2008	By:	/s/ JEFFREY S. WARREN Jeffrey S. Warren Controller (Duly Authorized Executive Officer and Chief Accounting Officer)