Form 10-K
period 2008-12-31
SEALED AIR CORP/DE
filed 2009-03-02
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2008, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $2,951,000,000, based on the closing sale price as reported on the New York Stock Exchange.

         There were 157,876,096 shares of the registrant's common stock, par value $0.10 per share, issued and outstanding as of January 31, 2009.

         DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's definitive proxy statement for its 2009 Annual Meeting of Stockholders, to be held on May 20, 2009, are incorporated by reference into Part III of this Form 10-K.

 SEALED AIR CORPORATION AND SUBSIDIARIES

PART I

Item 1.    Business

        Sealed Air Corporation (the "Company"), operating through its subsidiaries, is a leading global innovator and manufacturer of a wide range of packaging and performance-based materials and equipment systems that serve an array of food, industrial, medical and consumer applications. The Company maintains operations in 52 countries, with widely recognized brands such as Bubble Wrap® brand cushioning, Jiffy® protective mailers, Instapak® foam-in-place systems and Cryovac® packaging technology.

        The Company conducts substantially all of its business through two direct wholly-owned subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US). These two subsidiaries, directly and indirectly, own substantially all of the assets of the business and conduct operations themselves and through subsidiaries around the globe. References herein to the Company include, collectively, the Company and its subsidiaries, except where the context indicates otherwise.

Segments

        The Company's business segment information is reported in accordance with the provisions of Financial Accounting Standards Board, or FASB, Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," or SFAS No. 131. Information concerning the Company's reportable segments, including net sales, depreciation and amortization, operating profit and assets, appears in Note 3, "Business Segment Information," of Notes to Consolidated Financial Statements.

        The Company reports publicly in four parts, three reportable segments and an "Other" category. The reportable segments are:

  1.
  Food Packaging;

  2.
  Food Solutions; and

  3.
  Protective Packaging.

        The Other category includes:

    (a)
    Specialty Materials;

    (b)
    Medical Applications; and

    (c)
    New Ventures.

        The Company's Protective Packaging reportable segment includes the aggregation of the Company's protective packaging products and shrink packaging products.

Descriptions of the Reportable Segments and Other Category

Food Packaging

        This segment focuses on industrial food packaging and is driven by developments in technologies that enable food processors to package and ship fresh and processed meats and cheeses effectively through their supply chain.

        In this segment, the Company offers shrink bags to vacuum package many fresh food products, including beef, lamb, pork, poultry and seafood, as well as cheese and smoked and processed meats. In addition, the Company provides packaging materials for cook-in applications, predominately for the deli and foodservice businesses. The Company also offers a wide range of laminated and coextruded rollstock packaging materials utilized in thermoforming and form, fill and seal applications. These materials provide an effective packaging alternative for a variety of fresh meat, smoked and processed meat, seafood, poultry and cheese applications. For some applications, this segment offers trays as part of its packaging format. The Company also sells associated packaging systems, including bag loaders, dispensers and vacuum chamber systems. One of the more recent offerings in this segment is the Company's new Cryovac® Multi-seal™ package, an easy open and reclosable deli package.

        The Company primarily sells the products in this reportable segment to food processors, distributors, supermarket retailers and foodservice businesses. The products in this segment are marketed and sold primarily under the Cryovac® trademark.

Food Solutions

        This segment targets advancements in food packaging technologies that provide consumers fresh, consistently prepared, high-quality meals, either from foodservice outlets or from expanding retail cases at grocery stores.

        The Company's Food Solutions segment focuses on case-ready packaging, ready meals and vertical pouch packaging. The Company's case-ready offerings are utilized in the centralized packaging of various proteins, including beef, lamb, poultry, smoked and processed meats, seafood and cheese, for retail sale at the consumer level. In the ready meals category, the Company offers the Simple Steps® package, a microwavable package designed with vacuum skin packaging technology and a unique self-venting feature. It also offers a flex-tray-flex package, which is an oven-compatible package that utilizes skin-pack technology. This segment provides packaging solutions for produce, bakery goods and pizza, including the PizzaFresh™ offering. For foodservice applications, the Company provides vertical pouch packaging for packaging flowable food products, including soups and sauces, salads, meats, toppings and syrups. These product offerings include film and filling systems for products utilizing hot and ambient, retort and aseptic processing methods. Another offering is the line of Entapack® intermediate bulk container products, which are used in the food, beverage and industrial processing industries for storage and transportation of primarily liquid material. The Company also manufactures and sells absorbent pads used for food packaging, such as its Dri-Loc® absorbent pads. The Company sells foam and solid plastic trays and containers that customers use to package a wide variety of food products. This segment sells related packaging systems, including vertical pouch packaging systems and vacuum chamber systems.

        The Company primarily sells the products in this reportable segment to food processors, distributors, supermarket retailers and foodservice businesses. In addition to the trademarks referenced above, the Company sells products in this segment under the Cryovac® and Darfresh® trademarks, among others.

Protective Packaging

        This segment includes core protective packaging technologies and solutions aimed at traditional industrial applications. Increased emphasis is also being given to consumer-oriented packaging solutions. This segment includes the aggregation of the Company's protective packaging products and shrink packaging products.

        The Company manufactures and markets Bubble Wrap® brand and AirCap® brand air cellular packaging materials, which employ a "barrier layer" that retains air for longer lasting protection. This material forms a pneumatic cushion to protect products from damage through shock or vibration during shipment. Also, the Company sells performance shrink films under the Cryovac®, Opti® and CorTuff® trademarks for product display and merchandising applications. Customers use these films to "shrink-wrap" a wide assortment of industrial and consumer products as well as produce. The Company offers Shanklin® and Opti® shrink packaging equipment systems for these applications. The Company's Instapak® polyurethane foam packaging systems, which consist of proprietary blends of polyurethane chemicals, high performance polyolefin films and specially designed dispensing equipment, provide protective packaging for a wide variety of applications. The Company manufactures and markets Jiffy® protective mailers and other durable mailers and bags in several standard sizes. The Company's principal protective mailers are lightweight, tear-resistant mailers marketed under various trademarks, including Jiffylite®, Mail Lite® and TuffGard®, lined with air cellular cushioning material, as well as the widely used Jiffy® padded mailers made from recycled kraft paper padded with macerated recycled newspaper. The Company's durable mailers and bags, composed of multi-layered polyolefin film, are lightweight, water-resistant and puncture-resistant. The Company markets these mailers and bags under the Jiffy® ShurTuff® trademarks and other brands. The PackTiger™ paper cushioning system offered by the Company is a versatile high-speed paper packaging solution that includes both recyclable paper and automated dispensing equipment. The Company also manufactures and sells other paper packaging products under the trademarks Kushion Kraft®, Custom Wrap™, Jiffy Packaging™ and Void Kraft™. Korrvu® packaging is the Company's suspension and retention packaging offering.

        Additionally, the Company offers inflatable packaging systems. Its Fill-Air® inflatable packaging system converts rolls of polyethylene film into continuous perforated chains of air-filled cushions. The Company's Fill-Air® RF system consists of a compact, portable inflator and self-sealing inflatable plastic bags and is also available in a fully automated model, which does not require an operator for inflation. In addition, its NewAir I.B.® 200 and high speed 600 packaging systems provide on-site, on-demand Barrier Bubble® cushioning material. The Company also markets its PriorityPak™ system, a high-speed product containment and protective packaging solution with advanced sensor technology, to mail-order and internet fulfillment applications. The Company produces and markets converting systems that convert some of the Company's packaging materials, such as air cellular cushioning materials, thin polyethylene foam and paper, into sheets of a pre-selected size and quantity, or in the case of the Company's recycled kraft paper, into paper dunnage material. The FillTeck™ line of equipment and materials is marketed by the Company for applications requiring on-site production of high performance air-filled quilted cushioning material.

        The Company primarily sells products in this segment to distributors and manufacturers in a wide variety of industries as well as to e-commerce and mail order fulfillment firms.

Other

        The "Other" category focuses on growth in newer markets. These markets include specialty materials for non-packaging applications such as films and coring foams for alternative energy and products for value-added medical applications. Additionally, this category focuses on new ventures, such as products from renewable materials.

  Specialty Materials

        The Company's specialty materials operations are focused on expanding the Company's product portfolio and core competencies into specialized and non-packaging applications and new market segments.

        The Company's family of foams includes well known brands such as Cellu-Cushion®, Stratocell® and Ethafoam®. These foams are available in a variety of densities as well as with anti-static and fire-retardant performance characteristics. The film offerings include a variety of performance attributes ranging from acoustic, formable, moisture barrier, gas barrier, printable, shrinkable and adhesive applications. Combinations of the Company's foams and films create a unique family of composites. Leveraging the Company's extensive portfolio provides for a highly differentiated, specialized solution approach to customer and market needs.

        Non-packaging markets served through the Company's product offering of foams, films and composites include alternative energy, temperature controlled supply chain, aerospace, transportation, construction, sports and leisure and personal care. Included in the temperature controlled supply chain category is the Company's TurboTag® system, a temperature logger that is also an RFID tag, providing total packaging solutions for pharmaceutical, biological and food industry customers.

        The Company's versatile product portfolio of cushioning anti-static and fire-retardant materials delivers performance solutions to specialized electronic and military packaging markets.

        The Company holds a majority interest in NanoPore Insulation LLC, a U.S. based developer of super-insulation products utilizing NanoPore™ thermal insulation in the form of a vacuum insulated panel. This business allows the Company to pursue new market opportunities with customized insulation solutions that provide energy efficiency for both specialized packaging (aerospace, pharmaceutical and biological) and non-packaging applications.

        The Company primarily sells specialty materials products to fabricators and manufacturers, encompassing a wide array of businesses and end-users.

  Medical Applications

        The Company's medical applications products include flexible films, tubing and connectors for use in the manufacture of bags and pouches for a wide variety of medical applications including ostomy, IV and solution drug therapies. Additionally, the Company provides custom designed, sterile, rigid thermoformed packaging materials for medical devices and technical products. The Company also sells equipment to seal thermoformed trays to lidding materials.

        For these applications, the Company's flexible materials can be coextruded films, produced by combining two or more resins into a multi-layered film, or laminated to other films to provide additional properties. The rigid thermoformed plastic trays are formed using heat and pressure to shape polyolefin and other petrochemical-based rollstock into custom designed configurations.

        The Company sells medical applications products directly to medical device manufacturers and pharmaceutical companies and to the contract packaging firms that supply them.

  New Ventures

        This category includes products sourced from renewable materials. Through its Biosphere venture, the Company is developing packaging materials from renewable resources. The Company's goal is to advance Biosphere's expanding line of renewable food and industrial packaging products. Recently, Biosphere introduced Renew-a-Pak™ biodegradable trays and pans for bakeries. Also, the Company is sourcing and developing renewable materials and technologies from third-party companies to broaden its offerings in this emerging packaging category. The Company intends to sell these products to a wide variety of customers, such as food processors, distributors, supermarket retailers and foodservice businesses.

Foreign Operations

        The Company operates in the United States and in the 51 other countries listed below, and its products are distributed in those countries as well as in other parts of the world.

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
Vietnam

        In maintaining its foreign operations, the Company faces risks inherent in these operations, such as those of currency fluctuations. Information on currency exchange risk appears in Part II, Item 7A of this Annual Report on Form 10-K, which information is incorporated herein by reference. Other risks attendant to the Company's foreign operations are set forth in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K, which information is incorporated herein by reference. Financial information about geographic areas setting forth net sales and total long-lived assets for each of the years in the three-year period ended December 31, 2008 appears in Note 3, "Business Segment Information," of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference. The Company maintains programs to comply with the various laws, rules and regulations related to the protection of the environment that it may be subject to in the many countries in which it operates. See "Environmental Matters," below.

Marketing, Distribution and Customers

        At December 31, 2008, the Company employed approximately 2,600 sales, marketing and customer service personnel throughout the world who sell and market the Company's products to and through a large number of distributors, fabricators, converters, e-commerce and mail order fulfillment firms, and contract packaging firms as well as directly to end users such as food processors, food service businesses, supermarket retailers, pharmaceutical companies, medical device manufacturers and other manufacturers.

        In some instances the Company offers products that are fabricated by other manufacturers, such as tray products and containers and equipment.

        To support its food packaging, food solutions and new ventures customers, the Company operates two food science laboratories that assist customers in identifying the appropriate packaging materials and systems to meet their needs. The Company also offers customized graphic design services to its customers.

        To assist its marketing efforts for its protective packaging products and to provide specialized customer services, the Company operates 35 package design and development laboratories worldwide within many of its facilities. These laboratories are staffed by professional packaging engineers and equipped with drop-testing and other equipment used to develop and test cost-effective package designs to meet the particular protective packaging requirements of each customer.

        In many of its businesses, the Company also provides field technical service to its customers. These services include system installation, repair and upgrade, operator training in the efficient use of packaging systems, qualification of various consumable and system combinations, and packaging line layout and design.

        The Company has no material long-term contracts for the distribution of its products. In 2008, no customer or affiliated group of customers accounted for 10% or more of the Company's consolidated net sales.

        Although historically net sales of food packaging, food solutions and protective packaging products tended to be slightly lower in the first quarter and slightly higher in the fourth quarter, the Company does not consider seasonality to be material to its consolidated business or to any reportable business segment.

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

        There are other manufacturers of food packaging and food solutions products, some of which are companies offering similar products that operate across regions and others that operate in a single region or single country. Competing manufacturers produce a wide variety of food packaging based on plastic, paper, metals and other materials. The Company believes that it is one of the leading suppliers of (i) flexible food packaging materials and related systems in the principal geographic areas in which it offers those products, (ii) barrier trays for case-ready meat products in the principal geographic areas in which it offers those trays, and (iii) absorbent pads for food products to supermarkets and to meat and poultry processors in the United States.

        The Company's protective packaging products compete with similar products made by other manufacturers and with a number of other packaging materials that customers use to provide protection against damage to their products during shipment and storage. Among the competitive materials are various forms of paper packaging products, expanded plastics, corrugated die cuts, loose fill packaging materials, strapping, envelopes, reinforced bags, boxes and other containers, and various corrugated materials, as well as various types of molded foam plastics, fabricated foam plastics, mechanical shock mounts, and wood blocking and bracing systems. The Company believes that it is one of the leading suppliers of air cellular cushioning materials containing a barrier layer, inflatable packaging, suspension and retention packaging, shrink films for industrial and commercial applications, protective mailers, polyethylene foam and polyurethane foam packaging systems in the principal geographic areas in which it sells these products.

        Competition in specialty materials is focused on performance characteristics and price. Competition for most of the Company's medical applications products is based primarily on performance characteristics, service and price. Technical design capability is an additional competitive factor for the rigid packaging offered by the medical applications business.

Raw Materials

        The principal raw materials used in each of the Company's reportable business segments are polyolefin and other petrochemical-based resins and films, and paper and wood pulp products. The Company also purchases corrugated materials, cores for rolls of products such as films and Bubble Wrap® brand cushioning, inks for printed materials, and blowing agents used in the expansion of foam packaging products. In addition, the Company offers a wide variety of specialized packaging equipment, some of which it manufactures or has manufactured to its specifications, some of which it assembles and some of which it purchases from other suppliers.

        The raw materials for the Company's products generally have been readily available on the open market and in most cases are available from several suppliers. However, the Company has some sole-source suppliers, and the reduction in the availability of supplies could have a disproportionately negative impact on the Company. Natural disasters such as hurricanes, as well as political instability and terrorist activities, may negatively impact the production or delivery capabilities of refineries and natural gas and petrochemical suppliers in the future. These factors could lead to increased prices for the Company's raw materials, curtailment of supplies and allocation of raw materials by the Company's suppliers. Some materials used in the Company's packaging products are sourced from materials recycled in the Company's manufacturing operations or obtained through participation in recycling programs.

Research and Development Activities

        The Company maintains a continuing effort to develop new products and to improve its existing products and processes, including developing new packaging and non-packaging applications for its products. From time to time, the Company also acquires and commercializes new packaging and other products or techniques developed by others. The Company's research and development projects rely on its technical capabilities in the areas of food science, materials science, package design and equipment engineering. The Company spent $85.6 million for Company-sponsored research and development in 2008, compared with $90.8 million during 2007 and $78.2 million during 2006.

Patents and Trademarks

        The Company is the owner or licensee of a number of United States and foreign patents, patent applications, trademarks and trademark registrations that relate to many of its products, manufacturing processes and equipment. The Company believes that its patents and trademarks collectively provide a competitive advantage. None of the Company's reportable segments is dependent upon any single patent or trademark alone. Rather, the Company believes that its success depends primarily on its sales and service, marketing, engineering and manufacturing skills and on its ongoing research and development efforts. The Company believes that the expiration or unenforceability of any of its patents, applications, licenses or trademark registrations would not be material to the Company's business or consolidated financial position.

Environmental Matters

        As a manufacturer, the Company is subject to various laws, rules and regulations in the countries, jurisdictions and localities in which it operates covering the release of materials into the environment, regarding standards for the treatment, storage and disposal of solid and hazardous wastes or otherwise relating to the protection of the environment. The Company reviews environmental laws and regulations pertaining to its operations and believes that compliance with current environmental laws and regulations has not had a material effect on the Company's capital expenditures or consolidated financial position.

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

        The Company also supports its customers' interests in eliminating waste by offering or participating in collection programs for some of the Company's products or product packaging and for materials used in some of the Company's products. When possible, materials collected through these programs are reprocessed and either reused in the Company's protective packaging operations or offered to other manufacturers for use in other products. In addition, recent gains made in internal recycling programs have allowed the Company to improve its net raw material yield, thus mitigating the impact of resin costs, while lowering solid waste disposal costs.

Employees

        As of December 31, 2008, the Company had approximately 17,000 employees worldwide. Approximately 6,700 of these employees were in the U.S., with approximately 400 of these covered by collective bargaining agreements. Of the approximately 10,300 Company employees who were outside the U.S., approximately 7,500 were covered by collective bargaining agreements. Outside of the U.S., many of the covered employees are represented by works councils or industrial boards, as is customary in the jurisdictions in which they are employed. The Company believes that its employee relations are satisfactory.

Available Information

        The Company's Internet address is www.sealedair.com. The Company makes available, free of charge, on or through its web site at www.sealedair.com, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, as soon as reasonably practicable after the Company electronically files these materials with, or furnishes them to, the Securities and Exchange Commission, or the SEC.

Item 1A.    Risk Factors

Introduction

        Investors should carefully consider the risks described below before making an investment decision. These are the most significant risk factors; however, they are not the only risk factors that should be considered in making an investment decision.

        This Annual Report on Form 10-K also contains and may incorporate by reference from the Company's Proxy Statement for its 2009 Annual Meeting of Stockholders, or from exhibits, forward-looking statements that involve risks and uncertainties. See the "Cautionary Notice Regarding Forward-Looking Statements" below. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risks faced by the Company described below and elsewhere in this Annual Report on Form 10-K or in documents incorporated by reference in this report.

        The Company's business, consolidated financial position or results of operations could be materially adversely affected by any of these risks. The trading price of the Company's securities could decline due to any of these risks, and investors in the Company's securities may lose all or part of their investment.

If the settlement of the asbestos-related claims that the Company has agreed to (the "Settlement agreement") is not implemented, the Company will not be released from the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against it arising from a 1998 transaction with W. R. Grace & Co. Further, the Company is a defendant in a lawsuit seeking class action status concerning the Company's public disclosures regarding these asbestos-related claims. The Company is also a defendant in a number of asbestos-related actions in Canada arising from W. R Grace & Co.'s activities in Canada prior to the 1998 transaction.

        On November 27, 2002, the Company reached an agreement in principle with the Official Committee of Asbestos Personal Injury Claimants (the "ACC") and the Official Committee of Asbestos Property Damage Claimants appointed to represent asbestos claimants in the W. R. Grace & Co. ("Grace") bankruptcy case to resolve all current and future asbestos-related claims made against the Company and its affiliates. The Settlement agreement will also resolve the fraudulent transfer claims and successor liability claims, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies in connection with the Cryovac transaction. The Cryovac transaction was a multi-step transaction, completed on March 31, 1998, which brought the Cryovac packaging business and the former Sealed Air Corporation's business under the common ownership of the Company. The parties to the agreement in principle signed the definitive Settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. On June 27, 2005, the U.S. Bankruptcy Court for the District of Delaware, where the Grace bankruptcy case is pending, signed an order approving the definitive Settlement agreement. Although Grace is not a party to the Settlement agreement, under the terms of the order, Grace is directed to comply with the Settlement agreement subject to limited exceptions. If the Settlement agreement does not become effective, either because Grace fails to emerge from bankruptcy or because Grace does not emerge from bankruptcy with a plan of reorganization that is consistent with the terms of the Settlement agreement, then the Company will not be released from the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against the Company and its affiliates noted above, and all of these claims would remain pending and would have to be resolved through other means, such as through agreement on alternative settlement terms or trials. In that case, the Company could face liabilities that are significantly different from its obligations under the Settlement agreement. The Company cannot estimate at this time what those differences or their magnitude may be. In the event these liabilities are materially larger than the current existing obligations, they could have a material adverse effect on the Company's consolidated financial position and results of operations.

        On September 19, 2008, Grace, the ACC, the Asbestos PI Future Claimants' Representative (the "FCR"), and the Official Committee of Equity Security Holders (the "Equity Committee") filed, as co-proponents, a plan of reorganization (as filed from time to time, the "PI Settlement Plan") and several exhibits and associated documents, including a disclosure statement (as filed and amended from time to time, the "PI Settlement Disclosure Statement"), with the Bankruptcy Court. Amended versions of the PI Settlement Plan and the PI Settlement Disclosure Statement have been filed with the Bankruptcy Court from time to time, with the most recent version having been filed on February 27, 2009. As filed, the PI Settlement Plan would provide for the establishment of two asbestos trusts under Section 524(g) of the United States Bankruptcy Code to which present and future asbestos-related claims would be channeled. The PI Settlement Plan also contemplates that the terms of the Company's definitive Settlement agreement will be incorporated into the PI Settlement Plan and that the Company will pay the amount contemplated by that agreement. The Company is reviewing the PI Settlement Plan on an ongoing basis to verify that it complies with the Settlement agreement. While confirmation hearings on the PI Settlement Plan are currently scheduled for June and September 2009 (with potential pre-trial conferences currently scheduled in July), the Company does not know whether or when a final plan of reorganization will become effective or whether the final plan will be consistent with the terms of the Company's definitive Settlement agreement.

        The Company is a defendant in the case of Louisiana Municipal Police Employees Retirement System v. Hickey, et al. (Case No. 03-CV-4372) in the U.S. District Court for the District of New Jersey (Newark). This lawsuit seeks class action status on behalf of all persons who purchased or otherwise acquired securities of the Company during the period from March 27, 2000 through July 30, 2002. The lawsuit named the Company and five current and former officers and directors of the Company as defendants. One of these individuals and the Company remain as defendants after a partial grant of the defendants' motion to dismiss the action. The plaintiff's principal allegations against the defendants are that during the above period the defendants materially misled the investing public, artificially inflated the price of the Company's common stock by publicly issuing false and misleading statements and violated U.S. Generally Accepted Accounting Principles, or U.S. GAAP, by failing to properly account and accrue for the Company's contingent liability for asbestos claims arising from past operations of Grace. The plaintiffs seek unspecified compensatory damages and other relief. If the Court determines that the Company is liable in this case, the Company could be required to pay substantial damages, which the Company cannot estimate at this time and which could have a material adverse effect on the Company's consolidated financial position and results of operations.

        Since November 2004, the Company and specified subsidiaries have been named as defendants in a number of cases, including a number of putative class actions, brought in Canada as a result of Grace's alleged marketing, manufacturing or distributing of asbestos or asbestos-containing products in Canada prior to the Cryovac transaction in 1998. Grace has agreed to defend and indemnify the Company and its subsidiaries in these cases. The Canadian cases are currently stayed. A global settlement of these Canadian claims to be funded by Grace has been approved by the Canadian court, and the PI Settlement Plan provides for payment of these claims. The global settlement of the Canadian claims will, unless amended, become null and void if a confirmation order in the Grace U.S. bankruptcy proceeding is not granted prior to October 31, 2009. If a final plan of reorganization that is confirmed and becomes effective does not provide for these claims or if the Canadian courts refuse to enforce the final plan of reorganization in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify the Company and its subsidiaries in these cases, then the Company could be required to pay substantial damages, which the Company cannot estimate at this time and which could have a material adverse effect on the Company's consolidated financial position and results of operations.

        For further information concerning these matters, see Note 16, "Commitments and Contingencies," of Notes to Consolidated Financial Statements under "Settlement agreement and Related Costs," "Cryovac Transaction," and "Contingencies Related to the Cryovac Transaction."

Weakened global economic conditions have had and could continue to have an adverse effect on the Company's consolidated financial position and results of operations.

        Weakened global economic conditions can have an adverse impact on the Company's business in the form of lower sales due to weakened demand, unfavorable changes in product price/mix, and lower profit margins.

        During periods of economic recession, there can be a heightened competition for sales and increased pressure to reduce selling prices. If the Company loses significant sales volume or reduces its selling prices signficantly, then there could be a negative impact on the Company's revenue, profitability and cash flows.

        Also, reduced availability of credit may adversely affect the ability of some of the Company's customers and suppliers to obtain funds for operations and capital expenditures. This could negatively impact the Company's ability to obtain necessary supplies as well as its sales of materials and equipment to affected customers and could result in reduced collections of outstanding accounts receivable.

The disruption and volatility of the financial and credit markets could affect external liquidity sources for the Company.

        The Company's principal sources of liquidity are accumulated cash and cash equivalents, short-term investments, cash flow from operations and amounts available under its existing lines of credit, including its revolving credit facility, the ANZ facility and its accounts receivable securitization program, as described below in Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The Company's 6.95% Senior Notes are due on May 15, 2009. Furthermore, the Company may be obligated to make the payment under the Settlement agreement and related accrued interest in 2009, although there is no certainty that the payment will be due in 2009. On June 30, 2010, the holders of the Company's 3% Convertible Senior Notes have the option to require the Company to repurchase those notes. These items are in addition to capital expenditures and other uses of cash that the Company may incur. While the Company projects that it should have sufficient liquidity to fund these obligations as well as its operating and investing cash requirements from current sources, the Company may need to raise additional funds from external sources. If the financial and credit markets continue to experience disruption and volatility, the Company may experience difficulty obtaining external funding and could incur increased financing costs.

        Additionally, current conditions in financial markets, including the bankruptcy and restructuring of certain financial institutions, could affect financial institutions with which the Company has relationships and could result in adverse effects on the Company's ability to fully utilize its committed borrowing facilities. For example, another lender under the revolving credit facility may be unwilling or unable to fund a borrowing request, and the Company may not be able to replace such lender.

Covenant restrictions under the Company's credit arrangements may pose a risk.

        The Company has a number of credit facilities, including its revolving credit facility and its ANZ facility, and also has an accounts receivable securitization program, and has issued debt securities to manage liquidity and fund operations. The agreements relating to these facilities and securities generally contain certain restrictive covenants, including the incurrence of additional indebtedness, restriction of liens and sale and leaseback transactions, financial covenants relating to interest coverage, debt leverage and minimum liquidity, and restrictions on consolidation and merger transactions, as well as, in some cases, restrictions on amendments to the Settlement agreement. Although the Company does not believe that any of these covenants presently materially restricts its operations, a breach of one or more of the covenants could result in material adverse consequences that could negatively impact the business, consolidated results of operations and financial position of the Company. Such adverse consequences may include the acceleration of amounts outstanding under certain of the facilities, triggering the obligation to redeem certain debt securities, termination of existing unused commitments by the Company's lenders, refusal by lenders to extend further credit under one or more of the facilities or new facilities, or the lowering or modification of the Company's credit ratings.

A downgrade of the Company's credit ratings could have a negative impact on the Company's costs and ability to access credit markets.

        In January 2009, Standard & Poor's revised the Company's long-term senior unsecured debt rating from BBB- to BB+ and revised the outlook to stable. The revised rating is considered below investment grade. The Company's long-term senior unsecured debt rating is currently rated Baa3 (negative outlook) by Moody's Investors Service, Inc. This rating is considered investment grade. If the Company's credit ratings are further downgraded, there could be a negative impact on the Company's ability to access capital markets and borrowing costs could increase.

The global nature of the Company's operations in the United States and in 51 foreign countries exposes it to numerous risks that could materially adversely affect its consolidated financial position and results of operations.

        The Company operates in the United States and in 51 other countries, and its products are distributed in those countries as well as in other parts of the world. A large portion of the Company's manufacturing operations are located outside of the United States. Operations outside of the United States, particularly operations in emerging markets, are subject to various risks that may not be present or as significant for the Company's U.S. operations. Economic uncertainty in some of the geographic regions in which the Company operates, including emerging markets, could result in the disruption of commerce and negatively impact cash flows from the Company's operations in those areas.

        Risks inherent in the Company's international operations include social plans that prohibit or increase the cost of certain restructuring actions; exchange controls; foreign currency exchange rate fluctuations including devaluations; the potential for changes in local economic conditions including local inflationary pressures; restrictive governmental actions such as those on transfer or repatriation of funds and trade protection matters, including antidumping duties, tariffs, embargoes and prohibitions or restrictions on acquisitions or joint ventures; changes in laws and regulations, including the laws and policies of the United States affecting trade and foreign investment; the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems; variations in protection of intellectual property and other legal rights; more expansive legal rights of foreign unions or works councils, the potential for nationalization of enterprises; and unsettled political conditions and possible terrorist attacks against United States or other interests. In addition, there are potential tax inefficiencies in repatriating funds from the Company's non-U.S. subsidiaries.

        These and other factors may have a material adverse effect on the Company's international operations and, consequently, on the Company's consolidated financial position and results of operations.

Strengthening of the U.S. dollar and other foreign currency exchange rate fluctuations could materially impact the Company's consolidated financial position and results of operations.

        During 2008, approximately 55% of the Company's sales originated outside the United States. The Company translates sales and other results denominated in foreign currency into U.S. dollars for the consolidated financial statements. During periods of a strengthening U.S. dollar, the Company's reported international sales and earnings could be reduced because foreign currencies may translate into fewer U. S. dollars.

        Also, while the Company generally produces in the same geographic markets as its products are sold, expenses are relatively concentrated in the United States compared with sales, so that in a time of strengthening of the U.S. dollar, the Company's profit margins could be reduced. While the Company uses financial instruments to hedge certain foreign currency exposures, this does not insulate the Company completely from currency effects.

        The Company may use financial instruments from time to time to manage exposure to foreign exchange rate fluctuations, which use exposes the Company to counterparty credit risk for nonperformance. See Note 12, "Derivatives and Hedging Activities," of Notes to Consolidated Financial Statements for further discussion.

The full realization of the Company's deferred tax assets, including primarily those related to the Settlement agreement and the other than temporary impairment of the Company's investments in auction rate securities, may be affected by a number of factors.

        The Company has deferred tax assets related to the Settlement agreement, the other than temporary impairment of its investments in auction rate securities, other accruals not yet deductible for tax purposes, foreign net operating loss carry forwards and investment tax allowances, employee benefit items, and other items. It has established valuation allowances to reduce those deferred tax assets to an amount that is more likely than not to be realized. The Company's ability to utilize these deferred tax assets depends in part upon its future operating results and the availability of tax planning strategies. The Company expects to realize these assets over an extended period. Consequently, changes in tax laws, assumptions and the effectiveness of tax planning strategies could cause actual results to differ from projections.

        The Company's largest deferred tax asset relates to its Settlement agreement, including accrued interest. The value of this asset may be affected by the Company's tax situation at the time of the payment under the Settlement agreement as well as by the value of the Company's common stock at that time. The deferred tax asset reflects the fair market value of 18 million shares of the Company's common stock at a post-split price of $17.86 per share based on the price when the Settlement agreement was reached in 2002.

The Company's annual effective tax rate can materially change as a result of changes in mix of earnings and other factors.

        The Company's overall effective tax rate is equal to the Company's total tax expense as a percentage of total earnings before tax. However, tax expense and benefits are not recognized on a global basis but rather on a jurisdictional or legal entity basis. Changes in statutory tax rates and laws and ongoing audits by domestic and international authorities could affect the amount of income taxes and other taxes paid by the Company. Also, changes in the mix of earnings between jurisdictions and assumptions used in the calculation of income taxes, among other factors, could have a significant effect on the Company's overall effective tax rate.

The Company experiences competition in its operating segments and in the geographic areas in which it operates.

        The Company's products compete with similar products made by other manufacturers and with a number of other types of materials or products. The Company competes on the basis of performance characteristics of its products, as well as service, price and innovations in technology. A number of competing domestic and foreign companies are strong, well-established companies. The Company's inability to maintain a competitive advantage could result in lower prices or lower sales volume, which would have a negative impact on the Company's consolidated financial position and results of operations.

A slowing pipeline of new technologies and solutions at favorable margins could adversely affect the Company's performance and prospects for future growth.

        The Company's competitive advantage is due in part to the ability to develop and introduce new products in a timely manner at favorable margins. The development and introduction cycle of new products can be lengthy and involve high levels of investment. New products may not meet sales expectations or margin expectations due to many factors, including the Company's inability to accurately predict demand, end-user preferences and evolving industry standards, to resolve technical and technological challenges in a timely and cost-effective manner, and to achieve manufacturing efficiencies.

The effects of animal and food-related health issues such as bovine spongiform encephalopathy, also known as "mad cow" disease, foot-and-mouth disease and avian influenza or "bird-flu," as well as other health issues affecting the food industry, may lead to decreased revenues for the Company.

        The Company manufactures and sells food packaging and food solutions products, among other products. Various health issues affecting the food industry have in the past and may in the future have a negative effect on the sales of food packaging and food solutions products. In recent years, occasional cases of mad cow disease have been confirmed and incidents of bird flu have continued to surface in various countries. Outbreaks of animal diseases such as mad cow or foot-and-mouth disease, for example, may lead governments to restrict exports and imports of potentially affected animals and food products, leading to decreased demand for the Company's products and possibly also to the culling or slaughter of significant numbers of the animal population otherwise intended for food supply. Also, consumers may change their eating habits as a result of perceived problems with certain types of food. These factors may lead to reduced sales of food packaging and food solutions products by the Company, which could have a material adverse effect on the Company's consolidated financial position and results of operations.

A major loss of or disruption in the Company's manufacturing and distribution operations or its information systems and telecommunication resources could adversely affect the Company's business.

        If the Company experienced a natural disaster, such as tornadoes, hurricanes, earthquakes or other severe weather events, or a casualty loss from an event such as a fire or flood, at one of its larger strategic facilities or if such event affected a key supplier, the Company's supply chain, or its information systems and telecommunication resources, then there could be a material adverse effect on the Company's consolidated results of operations.

The price of the Company's common stock has on occasion experienced significant price and volume fluctuations. The sale of substantial amounts of the Company's common stock could adversely affect the price of the common stock. One stockholder has beneficial ownership of approximately 37% of the Company's common shares.

        The market price of the Company's common stock has experienced and may continue to experience significant price and volume fluctuations greater than those experienced by the broader stock market. In addition, the Company's announcements of its quarterly operating results, future developments relating to the W. R. Grace & Co. bankruptcy, additional litigation against the Company, the effects of animal and food-related health issues, spikes in raw material and energy-related costs, changes in general conditions in the economy or the financial markets and other developments affecting the Company, its customers, suppliers and competitors could cause the market price of the common stock to fluctuate substantially.

        The sale or the availability for sale of a large number of shares of the Company's common stock in the public market could adversely affect the price of the common stock. According to a Schedule 13G/A filed with the SEC, dated as of February 12, 2009, Davis Selected Advisers, L.P. reported beneficial ownership of 57,784,149 shares, or approximately 37%, of the outstanding shares of the Company's common stock.

        While the Schedule 13G/A filed by Davis Selected Advisers indicates that the beneficially-owned shares of the Company's common stock were not acquired for the purpose of changing or influencing the control of the Company, if that stockholder were to change its purpose for holding the Company's common stock from investment to attempting to change or influence the management of the Company, this concentration of the Company's common stock could potentially affect the Company and the price of its common stock. Also, Davis Selected Advisers has a significant voting block with respect to matters submitted to a stockholder vote, including the election of directors and the approval of potential business combination transactions.

The Company's ability to successfully achieve the targeted benefits associated with its cost reduction and productivity program and its global manufacturing strategy could affect its consolidated financial position and results of operations.

        The Company is in various stages of completion of a cost reduction and productivity program and its global manufacturing strategy. The goals of these initiatives include the expansion of capacity in growing markets, better operating efficiencies, a lower cost structure, more effective technology implementation and increased productivity. There can be no assurances that the estimated costs savings or efficiencies will materialize to the extent intended. There are risks inherent in undertaking such programs, including the sustainability of developing markets, shifts in customer preferences, competitive forces and technologies, cost overruns and unanticipated consequences, any of which could have a material adverse effect on the Company's consolidated financial position and results of operations.

The current weakness in the financial and credit markets and other factors could potentially lead to the carrying amount of the Company's goodwill and other long-lived assets becoming impaired and its investments in auction rate securities becoming further impaired.

        At December 31, 2008, the Company's goodwill balance was $1,938.1 million. In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," the Company performs an annual impairment review of goodwill, which it does during the fourth quarter of each year and at other times if events and circumstances exist that indicate the carrying value of goodwill may potentially be no longer recoverable. The Company uses a fair value approach to test goodwill for impairment. The Company must recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. The Company derives an estimate of fair values for each of the Company's reporting units using a combination of an income approach and two market approaches, each based on an applicable weighting. The income approach is based upon the present value of expected cash flows. Expected cash flows are converted to present value using factors that consider the timing and risk of the future cash flows. The Company uses two market approaches. The first market approach estimates the fair value of the reporting unit by applying EBITDA (as defined in footnote 5 to Item 6. Selected Financial Data) multiples to the reporting unit's operating performance. The EBITDA multiples are derived from comparable publicly-traded companies with similar investment characteristics to the reporting unit. The second market approach is based on the publicly traded common shares of the Company, and the estimated fair value of the reporting unit is based on the applicable EBITDA multiples of the Company.

        The Company has completed step one of its impairment test and fair value analysis for goodwill, and there were no impairments present and no impairment charge was recorded during the years ended December 31, 2008, 2007 and 2006. Although the Company determined that there was no goodwill impairment in 2008, the future occurrence of a potential indicator of impairment, such as a decrease in expected earnings, adverse equity market conditions, a decline in current market multiples, a decline in the Company's common stock price, a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, strategic decisions made in response to economic or competitive conditions, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could require an interim assessment for some or all of the reporting units prior to the next required annual assessment. In the event of significant adverse changes of the nature described above, the Company might have to recognize a non-cash impairment of goodwill, which could have a material adverse effect on the Company's consolidated financial position and results of operations.

        The Company recorded a $34.0 million pre-tax charge in 2008 as a result of recognizing impairment related to an other than temporary decline in the fair market value of its auction rate securities investments. This impairment was due to the continuing decline in the creditworthiness of the issuers of these securities and the lack of a market for auction rate securities generally. The original cost of the Company's auction rate securities investments was $44.7 million and the estimated remaining fair market value was $10.7 million at December 31, 2008. The Company continues to monitor developments in the market for auction rate securities including the specific securities in which it has invested. If liquidity conditions relating to these securities, or the issuers worsen, the Company may recognize additional other than temporary impairments, which would result in the recognition of additional losses on its condensed consolidated statement of operations.

The Company's subsidiaries hold substantially all of its assets and conduct substantially all of its operations, and as a result the Company relies on distributions or advances from its subsidiaries.

        The Company conducts substantially all of its business through two direct wholly-owned subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US). These two subsidiaries, directly and indirectly, own substantially all of the assets of the Company's business and conduct operations themselves and through other subsidiaries around the globe. Therefore, the Company depends on distributions or advances from its subsidiaries to meet its debt service and other obligations and to pay dividends with respect to shares of its common stock. Contractual provisions, laws or regulations to which the Company or any of its subsidiaries may become subject, tax inefficiencies and the financial condition and operating requirements of subsidiaries may reduce funds available for service of the Company's indebtedness, dividends, and general corporate purposes.

Cautionary Notice Regarding Forward-Looking Statements

        The SEC encourages companies to disclose forward-looking statements so that investors can better understand a company's future prospects and make informed investment decisions. Some of the Company's statements in this report, in documents incorporated by reference into this report and in the Company's future oral and written statements, may be forward-looking. These statements reflect the Company's beliefs and expectations as to future events and trends affecting the Company's business, its consolidated financial position and its results of operations. These forward-looking statements are based upon the Company's current expectations concerning future events and discuss, among other things, anticipated future performance and future business plans. Forward-looking statements are identified by such words and phrases as "anticipates," "believes," "could be," "estimates," "expects," "intends," "may,""plans to," "will" and similar expressions. Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside the control of the Company that could cause actual results to differ materially from these statements.

        While investors should carefully consider the most significant risk factors discussed by the Company above, the list is not intended to set forth all risks that the Company may face and there could be other factors that affect the Company's future financial position and results of operations. Examples of such factors include: disruptions to data or voice networks; changes in interest rates; the Company's ability to hire, develop and retain talented employees worldwide; and legal and environmental matters.

        Except as required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The Company produces products in 111 manufacturing facilities, with 49 of those facilities serving more than one of its business segments or the Other category of products. Of the 111 manufacturing facilities, there are 47 in North America, 32 in the Europe, Middle East and Africa region, or EMEA, 11 in Latin America, and 21 in the Asia-Pacific region.

        The Company produces Food Packaging products in 43 manufacturing facilities, of which 14 are in North America, 11 in the EMEA region, 8 in Latin America, and 10 in the Asia-Pacific region. The Company produces Food Solutions products in 38 manufacturing facilities, of which 13 are in North America, 11 in the EMEA region, 8 in Latin America, and 6 in the Asia Pacific region. The Company produces Protective Packaging products in 76 manufacturing facilities, of which 34 are in North America, 22 in the EMEA region, 9 in Latin America, and 11 in the Asia-Pacific region. The Company produces Other products in 26 manufacturing facilities, of which 13 are in North America, 9 in the EMEA region, 2 in Latin America, and 2 in the Asia-Pacific region. The Company occupies other facilities containing sales, distribution, technical, warehouse or administrative functions at a number of locations in the United States and in various foreign countries.

        In the United States, the Company manufactures Food Packaging products at facilities in Arkansas, Indiana, Iowa, Mississippi, Missouri, New York, North Carolina, Pennsylvania, South Carolina and Texas. Food Solutions products are manufactured at facilities in California, Indiana, Mississippi, Missouri, New York, North Carolina, Pennsylvania, South Carolina and Texas. The Company manufactures Protective Packaging products at facilities in California, Connecticut, Illinois, Indiana, Massachusetts, Mississippi, Missouri, New Jersey, New York, North Carolina, Pennsylvania, South Carolina and Texas. Other products are manufactured at facilities in California, Illinois, Kentucky, Missouri, New Mexico, New York, North Carolina, Rhode Island, South Carolina and Texas.

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

Item 3.    Legal Proceedings

        The information set forth in Part II, Item 8 of this Annual Report on Form 10-K in Note 16, "Commitments and Contingencies," of Notes to Consolidated Financial Statements under the captions "Cryovac Transaction," "Contingencies Related to the Cryovac Transaction" and "Other Litigation" is incorporated herein by reference.

        At December 31, 2008, the Company was a party to, or otherwise involved in, several federal, state and foreign environmental proceedings and private environmental claims for the cleanup of "Superfund" sites under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and other sites. The Company may have potential liability for investigation and cleanup of some of these sites. It is the Company's policy to accrue for environmental cleanup costs if it is probable that a liability has been incurred and if the Company can reasonably estimate an amount or range of costs associated with various alternative remediation strategies, without giving effect to any possible future insurance proceeds. As assessments and cleanups proceed, the Company reviews these liabilities periodically and adjusts its reserves as additional information becomes available. At December 31, 2008, environmental related reserves were not material to the Company's consolidated financial position or results of operations. While it is often difficult to estimate potential liabilities and the future impact of environmental matters, based upon the information currently available to the Company and its experience in dealing with these matters, the Company believes that its potential future liability with respect to these sites is not material to the Company's consolidated financial position and results of operations.

        The Company is also involved in various other legal actions incidental to its business. The Company believes, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on the Company's consolidated financial position and results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2008.

Executive Officers of the Registrant

        The information appearing in the table below sets forth the current position or positions held by each executive officer of the Company, the officer's age as of January 31, 2009, the year in which the officer was first elected to the position currently held with the Company or with the former Sealed Air Corporation, now known as Sealed Air Corporation (US) and a wholly-owned subsidiary of the Company, and the year in which such person was first elected an officer thereof (as indicated in the footnote to the table).

        All of the Company's officers serve at the pleasure of the Board of Directors. The Company and its subsidiaries have employed all officers for more than five years except for Mr. Crosier, who first was elected an officer of the Company effective October 1, 2004, Ms. Davis, who was first elected an officer effective August 10, 2006 and Dr. Savoca, who was first elected an officer effective July 23, 2008.

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

        Prior to joining the Company in August 2006, Ms. Davis was Vice President, People/Development, at the Sun Chemical Company, a global inks and pigment company, where she was a Corporate Leadership Team Member and provided Human Resources functional leadership, from July 2002 until October 2005, and prior to that, she was, from January 2000 until October 2001, Vice President, Human Resources and Administration, for BF Goodrich Performance Materials, which changed its name to Noveon, Inc., a global specialty chemical company.

        Before joining the Company in July 2008, Dr. Savoca was Vice President, Technology, of the Specialty Polymers Group of Akzo Nobel, a manufacturer of paints, coatings and specialty chemicals from January 2008 through May 2008, and prior to that was Vice President, Technology, of National Starch and Chemical Company, a manufacturer of specialty chemicals and starches for use in industrial and commercial applications from January 2003 through December 2007. In January 2008, Akzo Nobel acquired National Starch and Chemical Company.

        There are no family relationships among any of the Company's officers or directors.

Name and Current Position	Age as of January 31, 2009	First Elected to Current Position*	First Elected An Officer*
William V. Hickey	64	2000	1980
President, Chief Executive Officer and Director
David B. Crosier	59	2005	2004
Senior Vice President
David H. Kelsey	57	2003	2002
Senior Vice President and Chief Financial Officer
Robert A. Pesci	63	1997	1990
Senior Vice President
Jonathan B. Baker	55	1994	1994
Vice President
Mary A. Coventry	55	1994	1994
Vice President
Cheryl Fells Davis	56	2006	2006
Vice President
Karl R. Deily	51	2006	2006
Vice President
Jean-Marie Demeautis	58	2006	2006
Vice President
James P. Mix	57	1994	1994
Vice President
Manuel Mondragón	59	1999	1999
Vice President
Ruth Roper	54	2004	2004
Vice President
Hugh L. Sargant	60	1999	1999
Vice President
Ann C. Savoca	50	2008	2008
Vice President
H. Katherine White	63	2003	1996
Vice President, General Counsel and Secretary
Christopher C. Woodbridge	57	2005	2005
Vice President
Tod S. Christie	50	1999	1999
Treasurer
Jeffrey S. Warren	55	1996	1996
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

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        The Company's common stock is listed on the New York Stock Exchange under the trading symbol SEE. The table below sets forth the quarterly high and low closing sales prices of the common stock for 2008 and 2007 (after giving retroactive effect to the Company's two-for-one common stock split on March 16, 2007) as reported by the New York Stock Exchange.

2008	High	Low
First Quarter	$26.41	$20.33
Second Quarter	28.18	19.01
Third Quarter	25.01	18.27
Fourth Quarter	22.50	12.61

2007	High	Low
First Quarter	$33.72	$30.93
Second Quarter	33.56	30.71
Third Quarter	31.47	24.44
Fourth Quarter	27.55	22.41

        As of January 31, 2009, there were approximately 7,000 holders of record of the Company's common stock.

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

        In February 2007, the Company's Board of Directors declared a two-for-one stock split of the Company's common stock that was effected in the form of a stock dividend. The stock dividend was paid on March 16, 2007 at the rate of one additional share of the Company's common stock for each share of the Company's common stock issued and outstanding to stockholders of record at the close of business on March 2, 2007. In addition, nine million additional shares of the Company's common stock were reserved for the Settlement agreement.

        Also in February 2007, the Company's Board of Directors increased the Company's quarterly cash dividend by 33% to $0.20 per common share, declaring a quarterly cash dividend payable on pre-split shares of the Company's common stock on March 16, 2007 to stockholders of record at the close of business on March 2, 2007. During 2007, the Company declared and paid quarterly cash dividends on post-split shares of the Company's common stock of $0.10 per share. The Company used cash of $64.6 million to pay quarterly dividends in 2007.

        During 2008, the Company's Board of Directors increased the Company's quarterly cash dividend by 20.0% to $0.12 per common share and declared quarterly cash dividends on the Company's common stock. The Company used cash of $76.4 million to pay quarterly dividends in 2008. The 2008, 2007 and 2006 dividend payments were recorded as reductions to retained earnings on the Company's consolidated balance sheets.

        On February 19, 2009, the Company's Board of Directors declared a quarterly cash dividend of $0.12 per common share payable on March 20, 2009 to stockholders of record at the close of business on March 6, 2009. The estimated amount of this dividend payment is expected to be $18.9 million based on 157.9 million shares of the Company's common stock issued and outstanding as of January 31, 2009.

        From time to time, the Company may consider other means of returning value to its stockholders based on its consolidated financial position and results of operations. There is no guarantee that the Company's Board of Directors will declare any further dividends. See Note 17, "Shareholders' Equity," of Notes to Consolidated Financial Statements for further discussion on the Company's dividends.

Common Stock Performance Comparisons

        The following graph shows, for the five years ended December 31, 2008, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2003 in the Company's common stock. The graph compares this return ("SEE") with that of comparable investments assumed to have been made on the same date in: (a) the Standard & Poor's 500 Stock Index ("Composite S&P 500 and (b) a self-constructed peer group ("Peer Group.")

        The Peer Group includes the Company and the following other companies: Aptar Group Inc., Avery Dennison Corporation, Ball Corporation, Bemis Company, Inc., Crown Holdings, Inc., MeadWestvaco Corporation, Pactiv Corporation, Rexam PLC, Silgan Holdings Inc., Sonoco Products Co., and Spartech Corporation. The Peer Group represents public companies in packaging and related industries that are comparable to the Company based on sales, total assets, numbers of employees and market capitalization. The Organization and Compensation Committee of the Company's Board of Directors has used the same Peer Group to benchmark executive compensation since early 2007.

        Total return for each assumed investment assumes the reinvestment of all dividends on December 31 of the year in which the dividends were paid.

5-Year Compound Annual Total Return

SEE: (-10.2%)
Composite S&P 500: (-2.1%)
Peer Group: (+0.6%)

Issuer Purchases of Equity Securities

        The table below sets forth the total number of shares of the Company's common stock, par value $0.10 per share, that the Company repurchased in each month of the quarter ended December 31, 2008. The maximum number of shares that may yet be purchased under the Company's plans or programs is set forth below.

Period	Total Number of Shares Purchased(1) (a)	Average Price Paid per Share(1) (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2) (d)
Balance as of September 30, 2008			—	15,975,600
October 1, 2008 through October 31, 2008	9,764	(1)	—	15,975,600
November 1, 2008 through November 30, 2008	2,481	(1)	—	15,975,600
December 1, 2008 through December 31, 2008	4,200	(1)	—	15,975,600

Total	16,445	(1)	—	15,975,600

(1)
The Company did not purchase any shares during the quarter ended December 31, 2008 pursuant to its publicly announced program (described below and under the caption "Repurchases of Capital Stock," in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report on Form 10-K). The Company did repurchase shares by means of (a) shares withheld from awards under the Company's 2005 contingent stock plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having the Company withhold shares from an award under that plan, and (b) shares reacquired pursuant to the forfeiture provision of the Company's 2005 contingent stock plan. (See table below.) The Company reports price calculations in column (b) in the table above only for shares purchased as part of its publicly announced program, when applicable, and includes commissions. For shares withheld for tax withholding obligations or other legally required charges, the Company withholds shares at a price equal to their fair market value. The Company does not make payments for shares reacquired by the Company pursuant to the forfeiture provision of the 2005 contingent stock plan.

Period	Shares withheld for tax obligations and charges (a)	Average withholding price for shares in column "a" (b)	Forfeitures under 2005 Contingent Stock Plan (c)	Total (d)
October 2008	3,125	$20.19	6,639	9,764
November 2008	—	—	2,481	2,481
December 2008	3,200	$14.80	1,000	4,200

Total	6,325	$17.46	10,120	16,445
(2)
On August 9, 2007, the Company announced that its Board of Directors had approved a new share repurchase program, authorizing the Company to repurchase in the aggregate up to 20 million shares of its issued and outstanding common stock. This new program replaced the Company's prior share repurchase program, which was terminated. Through December 31, 2008, the Company had repurchased 4,024,400 shares of the Company's common stock under the new program, leaving 15,975,600 shares of common stock authorized for repurchase under the new program. The new program has no set expiration date.

Item 6.    Selected Financial Data

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In millions, except per common share data)
Consolidated Statements of Operations Data(1):
Net sales	$4,843.5	$4,651.2	$4,327.9	$4,085.1	$3,798.1
Gross profit	1,236.6	1,301.1	1,240.1	1,158.0	1,162.1
Operating profit	396.5	549.3	526.1	510.4	503.0
Earnings before income tax provision	222.3	456.0	400.1	376.6	322.9
Net earnings	179.9	353.0	274.1	255.8	215.6
Basic and diluted net earnings per common share(2):
Basic	$1.14	$2.21	$1.70	$1.56	$1.29
Diluted	$0.99	$1.89	$1.47	$1.35	$1.13
Common stock dividends paid(3)	$76.4	$64.6	$48.6	$—	$—
Consolidated Balance Sheets Data:
Cash and cash equivalents	$128.9	$430.3	$373.1	$455.8	$358.0
Total assets	4,986.0	5,438.3	5,020.9	4,864.2	4,855.0
Working capital	50.5	194.5	350.6	161.9	307.4
Long-term debt, less current portion(4)	1,289.9	1,531.6	1,826.6	1,813.0	2,088.0
Total shareholders' equity(3)	1,924.6	2,019.6	1,654.8	1,392.1	1,333.5
Other Data:
EBIT(5)	$350.4	$596.6	$548.1	$526.3	$476.6
Depreciation and amortization	171.5	166.3	168.0	174.6	179.5
EBITDA(5)	521.9	762.9	716.1	700.9	656.1
Capital expenditures	180.7	210.8	167.9	96.9	102.7

(1)
See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of the factors that contributed to the Company's consolidated operating results.

(2)
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

(3)
In January 2006, the Company initiated the payment of quarterly cash dividends. In February 2007, the Company's Board of Directors increased the Company's quarterly cash dividend by 33% to $0.20 per common share, declaring a quarterly cash dividend payable on the pre-split shares of the Company's common stock. In February of 2008, the Company's Board of Directors increased the quarterly dividend by 20.0% to $0.12 per common share. See Note 17, "Shareholders' Equity," of Notes to Consolidated Financial Statements, for further discussion.

(4)
In December 2008, the Company purchased $90.6 million of aggregate principal amount of its outstanding 6.95% Senior Notes due May 2009 in a tender offer, representing approximately 40% of the $227.3 million outstanding 6.95% Senior Notes due May 2009. The Company utilized funds from committed liquidity and available cash to pay the full tender offer consideration, plus accrued interest. Following the purchase, there was a total of $136.7 million in principal amount of these senior notes outstanding.

  In April 2008, the Company's 5.375% Senior Notes with a face value of $300 million matured. The Company utilized funds from committed liquidity and available cash to retire this debt. Interest on these senior notes was payable semi-annually in arrears, with final payment of $8.0 million made upon maturity.

  In July 2006, the Company's 5.625% euro notes with a face value of €200.0 million matured. The Company used available cash of $251.7 million to repay the euro notes. Interest on the euro notes was payable annually in arrears, with the final payment of $14.2 million made upon maturity.

(5)
EBIT is defined as earnings before interest expense and income tax provision. EBITDA is defined as EBIT plus depreciation and amortization. EBIT and EBITDA do not purport to represent net earnings or net cash provided by operating activities as those terms are defined under U.S. GAAP and should not be considered as an alternative to such measurements or as indicators of the Company's performance. The Company's definitions of EBIT and EBITDA may not be comparable with similarly-titled measures used by other companies. EBIT and EBITDA are among the indicators used by the Company's management to measure the performance of the Company's operations, and thus the Company's management believes such information may be useful to investors. Such measures are also among the criteria upon which performance-based compensation may be based. The following is a reconciliation of net earnings to EBIT and EBITDA (in millions of dollars):

	2008	2007	2006	2005	2004
Net earnings	$179.9	$353.0	$274.1	$255.8	$215.6
Add:
Interest expense	128.1	140.6	148.0	149.7	153.7
Income tax provision	42.4	103.0	126.0	120.8	107.3

EBIT	$350.4	$596.6	$548.1	$526.3	$476.6
Add: depreciation and amortization	171.5	166.3	168.0	174.6	179.5

EBITDA	$521.9	$762.9	$716.1	$700.9	$656.1

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information in Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with the Company's consolidated financial statements and related notes set forth in Part II, Item 8, as well as the discussion included in Item 1A. Risk Factors of this Annual Report on Form 10-K. All amounts and percentages are approximate due to rounding.

Overview

        The Company is a leading global innovator and manufacturer of a wide range of packaging and performance-based materials and equipment systems that serve an array of food, industrial, medical and consumer applications.

        At December 31, 2008, the Company employed approximately 2,600 sales, marketing and customer service personnel throughout the world who sell and market the Company's products through a large number of distributors, fabricators and converters, as well as directly to end users such as food processors, food service businesses, supermarket retailers and manufacturers. The Company has no material long-term contracts for the distribution of its products. In 2008, no customer or affiliated group of customers accounted for 10% or more of the Company's consolidated net sales. Although historically net sales of the Company's food packaging, food solutions and protective packaging products have tended to be slightly lower in the first quarter and slightly higher in the fourth quarter, the Company does not consider seasonality to be material to its consolidated financial position or results of operations or to its reportable business segments.

        Competition for most of the Company's packaging products is based primarily on packaging performance characteristics, service and price. Competition is also based upon innovations in packaging technology and, as a result, the Company maintains ongoing research and development programs to enable it to maintain technological leadership.

        The Company's net sales are sensitive to developments in its customers' business or market conditions, changes in the global economy, and the effects of foreign currency translation. The Company's costs can vary with changes in input costs, including petrochemical-related costs, which are not within the Company's control. Consequently, the Company's management focuses on reducing those costs that the Company can control and using petrochemical-based raw materials as efficiently as possible. The Company also believes that its global presence helps to insulate it from localized changes in business conditions.

        The Company's businesses are managed to generate substantial operating cash flow. The Company believes that its operating cash flow will permit it to continue to spend on innovative research and development and to invest in its business by means of capital expenditures for property and equipment and acquisitions. Moreover, its ability to generate substantial operating cash flow should provide the Company with the flexibility to modify its capital structure as the need or opportunity arises.

        The Company's consolidated results of operations have been unfavorably impacted by the downturn in global economic conditions that began in the U.S. in late 2007 and spread globally through 2008. The combination of a reduction in customers' manufacturing output, a decline in retail sales and a rise in customer inventory contraction in the fourth quarter of 2008 have negatively affected the Company's Protective Packaging segment's unit volume demand globally through early 2009. The Company currently anticipates that these conditions will persist globally through at least the first half of 2009.

Recent Events

Senior Notes Issuance

        In February 2009, the Company completed a private offering of $300.0 million of 12% senior unsecured notes due 2014. The Company intends to use the net proceeds of the offering, in addition to the Company's existing financing facilities and its cash flow from operations, to provide for its 2009 debt obligations, as well the cash payment under the Settlement agreement, if such payment is required in 2009. The Company expects to incur approximately $33.0 million of additional interest expense in 2009 related to these senior notes.

Cash Tender Offer for 6.95% Senior Notes

        In December 2008, the Company announced a cash tender offer to purchase any and all of its outstanding 6.95% Senior Notes due May 15, 2009. The Company completed the purchase of $90.6 million in aggregate principal amount of these notes, representing approximately 40.0% of the outstanding face value of $227.3 million. The Company paid the full tender offer consideration (100% of the principal amount), plus accrued interest, utilizing funds available from the Company's accounts receivable securitization program and available cash. Following this purchase there was a total of $136.7 million in principal amount of the notes outstanding.

Cost Reduction and Productivity Program

        In September 2008, the Company implemented a cost reduction and productivity program. As a result, during 2008 the Company recorded $65.8 million of pre-tax charges primarily for termination benefits. The Company expects to incur additional modest costs associated with this program in 2009. Cash payments primarily related to termination benefits began in 2008 with the majority to occur in 2009.

Global Manufacturing Strategy

        In December 2008, in connection with the Company's global manufacturing strategy, the Company announced that it will close its manufacturing facility located in Cedar Rapids, Iowa. This facility's manufacturing operations will be moved to existing Company facilities in North America. The Company plans to complete this project in the second half of 2009, at which time all manufacturing operations at the Cedar Rapids facility will cease. In connection with this project, in December 2008, the Company recorded $12.2 million of pre-tax charges primarily related to termination benefits. The Company expects to incur additional associated charges in 2009 and 2010.

Quarterly Cash Dividends

        On February 19, 2009, the Company's Board of Directors declared a quarterly cash dividend of $0.12 per common share. This dividend is payable on March 20, 2009 to shareholders of record at the close of business on March 6, 2009. The estimated amount of this dividend payment is $18.9 million based on 157.9 million shares of the Company's common stock issued and outstanding as of January 31, 2009. During 2008, the Company paid quarterly cash dividends of $76.4 million from available cash.

Highlights of Financial Performance

        Highlights for 2008 compared with 2007 and 2006 were as follows (dollars in millions except per common share amounts):

	2008	2007	2006	2008 vs. 2007 % Change	2007 vs. 2006 % Change
Net sales:
U.S.	$2,185.2	$2,118.2	$2,066.3	3%	3%
% of total net sales	45.1%	45.5%	47.7%
International	2,658.3	2,533.0	2,261.6	5	12
% of total net sales	54.9%	54.5%	52.3%

Total net sales	$4,843.5	$4,651.2	$4,327.9	4%	8%

Gross profit	$1,236.6	$1,301.1	$1,240.1	(5)%	5%
% of total net sales	25.5%	28.0%	28.7%
Marketing, administrative and development expenses	$755.0	$750.2	$701.1	1%	7%
% of total net sales	15.6%	16.1%	16.2%
Restructuring and other charges.	$85.1	$1.6	$12.9	#	#

Operating profit	$396.5	$549.3	$526.1	(28)%	4%

% of total net sales	8.2%	11.8%	12.2%
Net earnings	$179.9	$353.0	$274.1	(49)%	29%

Net earnings per common share:
Basic	$1.14	$2.21	$1.70	(48)%	30%

Diluted.	$0.99	$1.89	$1.47	(48)%	29%

#
Denotes a change equal to or greater than 100%

        See below for further details about the changes in net sales by the Company's segment reporting structure and by geographic region and operating profit by the Company's segment reporting structure, and the material factors that contributed to these changes. See "Segments" and "Descriptions of the Reportable Segments and Other" of Part I, Item 1. "Business," for an expanded discussion of the products included in each of the Company's reportable segments and Other.

Net Sales

        The principal factors contributing to changes in net sales in the three years ended December 31, 2008 were changes in unit volume, product mix, average selling prices and the effects of foreign currency translation. In addition, 2008 and 2007 had increased volumes from acquired businesses, net of dispositions.

  2008 compared with 2007

        Net sales for 2008 increased 4% to $4,843.5 million compared with $4,651.2 million in 2007. The components of the increase in net sales for 2008 compared with 2007 were as follows (dollars in millions):

	Food Packaging		Food Solutions		Protective Packaging		Other		Total Company
Volume—Units	(0.6)%	$(11.2)	(1.2)%	$(11.2)	(5.4)%	$(81.6)	1.4%	$4.5	(2.1)%	$(99.5)
Volume—Acquired businesses, net of dispositions	—	—	—	—	—	0.6	19.4	61.5	1.3	62.1
Product Price/Mix	3.3	62.4	3.1	29.3	1.4	21.4	2.2	7.0	2.5	120.1
Foreign currency translation	1.9	35.3	2.7	25.5	2.2	33.0	5.0	15.8	2.4	109.6

Total	4.6%	$86.5	4.6%	$43.6	(1.8)%	$(26.6)	28.0%	$88.8	4.1%	$192.3

        Excluding the favorable effect of foreign currency translation, net sales would have increased 2% compared with 2007. The strengthening of most foreign currencies against the U.S. dollar contributed to the favorable foreign currency translation impact on net sales in 2008 compared with 2007. However, this impact includes an unfavorable foreign currency translation impact of $65.6 million in the fourth quarter of 2008 due to the strengthening of the U.S. dollar against most foreign currencies.

  2007 compared with 2006

        Net sales for 2007 increased 8% to $4,651.2 million compared with $4,327.9 million in 2006. The components of the increase in net sales for 2007 compared with 2006 were as follows (dollars in millions):

	Food Packaging		Food Solutions		Protective Packaging		Other		Total Company
Volume—Units	3.6%	$63.3	4.9%	$41.0	(0.1)%	$(1.8)	4.8%	$13.0	2.7%	$115.5
Volume—Acquired businesses, net of dispositions	—	—	0.7	5.7	(1.1)	(15.7)	6.1	16.3	0.1	6.3
Product Price/Mix	0.8	12.1	1.1	9.3	0.1	0.6	1.2	3.0	0.6	25.0
Foreign currency translation	3.8	66.9	5.4	45.7	3.2	47.7	6.0	16.2	4.1	176.5

Total	8.2%	$142.3	12.1%	$101.7	2.1%	$30.8	18.1%	$48.5	7.5%	$323.3

        Excluding the favorable effect of foreign currency translation, net sales would have increased 3% compared with 2006. The strengthening of foreign currencies primarily in Europe and the Asia-Pacific region against the U.S. dollar contributed $156.3 million of the $176.5 million favorable foreign currency translation impact on net sales in 2007 compared with 2006.

Net Sales by the Company's Segment Reporting Structure

        The following table shows the Company's net sales by the Company's segment reporting structure (dollars in millions):

	2008	2007	2006	2008 vs. 2007 % Change	2007 vs. 2006 % Change
Net sales:
Food Packaging	$1,969.4	$1,882.9	$1,740.6	5%	8%
As a % of total net sales	40.6%	40.5%	40.2%
Food Solutions	988.3	944.7	843.0	5	12
As a % of total net sales	20.4%	20.3%	19.5%
Protective Packaging	1,480.3	1,506.9	1,476.1	(2)	2
As a % of total net sales	30.6%	32.4%	34.1%
Other	405.5	316.7	268.2	28	18
As a % of total net sales	8.4%	6.8%	6.2%

Total	$4,843.5	$4,651.2	$4,327.9	4%	8%

Food Packaging Segment Net Sales

  2008 compared with 2007

        The Company's Food Packaging segment net sales increased $86.5 million, or 5%, in 2008 compared with 2007. Excluding the $35.3 million favorable effect of foreign currency translation, Food Packaging segment net sales would have increased $51.2 million, or 3%, which was primarily due to:

  •
  favorable impact of product price/mix in Latin America of 8% and in the United States of 4%; and

  •
  increases in unit volume in the United States of 1% and in Europe of 2%;

        partially offset by:

  •
  a decrease in unit volume in Latin America of 8%.

        The favorable impacts of product price/mix in Latin America and the United States were primarily due to the positive impact of selling price increases implemented in December 2007 and during 2008 for most Food Packaging products.

        The increase in unit volume in the United States was primarily attributed to higher pork slaughter rates during the first half of 2008, which in turn resulted in higher sales of the Company's fresh meat packaging products. The increase in unit volume in Europe was primarily attributed to net positive trends in this region during the first half of 2008 in the fresh red meat and cheese markets, which in turn resulted in higher sales of the Company's fresh meat and dairy packaging products.

        The decrease in unit volume in Latin America was primarily due to market factors in Brazil. Throughout 2008, Brazilian meat exports to Europe were halted due to Brazilian meat processors' lack of compliance with previously issued European food traceability and safety standards. By late 2008, the majority of Brazilian meat processors had complied with the standards, but by this time, end-market demand in Europe had slowed due to a decline in meat consumption, attributable to weak economic conditions in Europe.

  2007 compared with 2006

        The Company's Food Packaging segment net sales increased $142.3 million, or 8%, in 2007 compared with 2006. Excluding the $66.9 million favorable effect of foreign currency translation, Food Packaging segment net sales would have increased $75.4 million, or 4%, which was primarily due to:

  •
  increase in unit volume of 2% and a favorable impact of product price/mix of 2% in North America;

  •
  increases in unit volume in Latin America of 12% and in the Asia-Pacific region of 5%; and

  •
  a favorable impact of product price/mix in Europe of 2%;

        partially offset by:

  •
  unfavorable impact of product price/mix in the Asia Pacific region of 2%.

        The increases in unit volume in North America, Latin America and the Asia-Pacific region were primarily due to positive trends in red meat and pork production in North and Latin America and strong beef export rates in Brazil and Australia. Positive trends in red meat production also contributed to the favorable impact of product price/mix in North America. The favorable impact of product price/mix was also impacted by price increases implemented for select Food Packaging products in September 2006.

        The favorable impact of product price/mix in Europe was primarily due to improved product price/mix in developing European countries, as well as improved product mix of flexible packaging materials in Western Europe. The unfavorable impact of product price/mix in the Asia-Pacific region was primarily due to the impact of lower average selling prices on some of the Company's Food Packaging products in this region.

Food Solutions Segment Net Sales

  2008 compared with 2007

        The Company's Food Solutions segment net sales increased $43.6 million, or 5%, in 2008 compared with 2007. Excluding the $25.5 million favorable effect of foreign currency translation, Food Solutions segment net sales would have increased $18.1 million, or 2%, which was primarily due to:

  •
  favorable impact of product price/mix in the United States of 6% and in Europe of 2%; and

  •
  an increase in unit volume in the Asia-Pacific region of 7%;

        partially offset by:

  •
  decreases in unit volume in Europe of 4% and in the United States of 3%.

        The favorable impacts of product price/mix in both the United States and Europe were primarily attributed to the positive impact of selling price increases implemented in December 2007 and in 2008 for most Food Solutions products.

        The increase in unit volume in the Asia-Pacific region was primarily attributed to product adoption by new and existing customers of the Company's case ready products.

        The decrease in unit volume in Europe was primarily due to the unfavorable impact of lower consumption of meats and cheeses in certain countries resulting from the deteriorating economic conditions in this region and, to a lesser extent, certain low margin business the Company decided to withdraw from in the first quarter of 2008. The decrease in unit volume in the United States was primarily due to a previously announced change by a large retailer in November 2007 opting to move from a case ready packaging format to an alternative packaging format for a portion of its meat packaging. This decrease was partially offset by increased flexible food film and vertical pouch packaging products sales to existing customers in this region.

  2007 compared with 2006

        The Company's Food Solutions segment net sales increased $101.7 million, or 12%, in 2007 compared with 2006. Excluding the $45.7 million favorable effect of foreign currency translation, Food Solutions segment net sales would have increased $56.0 million, or 7%, which was primarily due to:

  •
  an increase in unit volume of 5% and a favorable impact of product price/mix of 1% in North America; and

  •
  an increase in unit volume of 4% and a favorable impact of product price/mix of 1% in Europe.

        The increase in unit volume and the favorable impact of product price/mix in North America and the increase in unit volume in Europe were primarily due to steady red meat production in these regions and continued product adoption by existing and new customers, which benefited sales of the Company's case ready products. Additionally, strength in domestic crop yields and strong equipment sales benefited sales of the Company's vertical pouch packaging products in North America.

  Outsourced Products

        Included in this segment are net sales from products produced in the Company's facilities as well as products fabricated by other manufacturers, or outsourced products. Outsourced products include, among others, foam and solid plastic trays and containers fabricated in various regions and absorbent pads fabricated primarily in North America and in Europe. The Company has strategically opted to use third-party manufacturers for technically less complex products as part of its business model to offer customers a broader range of solutions. The Company has benefited from this strategy with increased net sales and operating profit requiring minimal capital expenditures. Net sales of outsourced products included in this segment amounted to $170.0 million in 2008, $180.7 million in 2007 and $165.3 million in 2006. The Company's total net sales of outsourced products were $240.0 million in 2008, $246.4 million in 2007 and $206.0 million in 2006.

Protective Packaging Segment Net Sales

  2008 compared with 2007

        The Company's Protective Packaging segment net sales decreased $26.6 million, or 2%, compared with 2007. Excluding the $33.0 million favorable effect of foreign currency translation and a $0.6 million net impact of a business acquisition in 2008, Protective Packaging segment net sales would have decreased $60.2 million, or 4%. This decrease was primarily the result of lower unit volume in the United States of 6% and in Europe of 4%, which was principally attributable to weakening regional economic conditions and was consistent with manufacturing output, shipping and retail indicators.

        Partially offsetting this decrease in unit volume was the favorable impact of product price/mix in the United States of 2%, primarily attributed to the positive impact of selling price increases implemented in December 2007 and during 2008 for most Protective Packaging products.

  2007 compared with 2006

        The Company's Protective Packaging segment net sales increased $30.8 million, or 2%, in 2007 compared with 2006. Excluding the $47.7 million favorable effect of foreign currency translation and the $19.2 million impact of the sale of a small product line in 2007, Protective Packaging segment net sales would have been relatively flat, which was primarily due to:

  •
  a decrease in unit volume in North America of 2%;

        partially offset by:

  •
  an increase in unit volume in the Asia-Pacific region of 9%.

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

Other Net Sales

  2008 compared with 2007

        The Company's Other net sales increased $88.8 million, or 28%, in 2008 compared with 2007. Excluding $61.5 million in net sales resulting from the November 2007 acquisition of certain assets relating to Ethafoam® and related polyethylene foam product lines and the August 2007 acquisition of Alga Plastics and the $15.8 million favorable effect of foreign currency translation, Other net sales would have increased $11.5 million, or 4%, primarily due to:

  •
  a favorable impact of product price/mix in North America of 10%, primarily attributed to the positive impact of selling price increases for most of the Company's Specialty Materials' products; and

  •
  an increase in unit volume in Asia of 18%, primarily due to adoption of medical applications products by new and existing customers primarily in the first half of 2008.

        These increases were partially offset by a decrease in unit volume in the United States of 3%, primarily attributed to lower unit volume in some of the Company's Specialty Materials products, which was principally the result of weakening regional economic conditions and was consistent with manufacturing output indicators.

  2007 compared with 2006

        The Company's Other net sales increased $48.5 million, or 18%, in 2007 compared with 2006. Excluding the $16.2 million favorable effect of foreign currency translation and $15.7 million from the acquisitions of Alga Plastics and of certain assets relating to Ethafoam® and related polyethylene foam product lines in 2007, Other net sales would have increased $16.6 million, or 6%, which was primarily due to:

  •
  an increase in unit volume in the Asia-Pacific region of 44% and Europe of 4%, predominately due to an increase in medical applications products sales to new and existing customers; and

  •
  a favorable impact of product price/mix in North America of 6%, primarily resulting from average selling price increases in the second half of 2006 related to the Company's specialty materials products, including special-density foams;

        partially offset by:

  •
  a decrease in unit volume in North America of 8%, principally due to lower net sales of specialty materials products including foams and composite materials as a result of challenging economic conditions, which slowed the pace of customer orders; and

  •
  an unfavorable impact of product price/mix in Europe of 2%, primarily relating to the Company's specialty materials products, including special-density foams.

Net Sales by Geographic Region

        The following table shows net sales by geographic region (dollars in millions).

	2008	2007	2006	2008 vs. 2007 % Change	2007 vs. 2006 % Change
Net sales:
U.S.	$2,185.2	$2,118.2	$2,066.3	3%	3%
As a % of total net sales	45.1%	45.5%	47.7%
International	2,658.3	2,533.0	2,261.6	5	12
As a % of total net sales	54.9%	54.5%	52.3%

Total net sales	$4,843.5	$4,651.2	$4,327.9	4%	8%

  2008 compared with 2007

        By geographic region, the components of the $192.3 million increase in net sales for 2008 compared with 2007 were as follows (dollars in millions):

	U.S.		International		Total Company
Volume—Units	(2.5)%	$(52.0)	(1.9)%	$(47.5)	(2.1)%	$(99.5)
Volume—Acquired businesses, net of dispositions	1.9	40.9	0.8	21.2	1.3	62.1
Product Price/Mix	3.8	78.1	1.7	42.0	2.5	120.1
Foreign currency translation	—	—	4.3	109.6	2.4	109.6

Total	3.2%	$67.0	4.9%	$125.3	4.1%	$192.3

  2007 compared with 2006

        By geographic region, the components of the $323.3 million increase in net sales for 2007 compared with 2006 were as follows (dollars in millions):

	U.S.		International		Total Company
Volume—Units	1.0%	$21.1	4.2%	$94.4	2.7%	$115.5
Volume—Acquired businesses, net of dispositions	0.1	2.4	0.2	3.9	0.1	6.3
Product Price/Mix	1.4	28.3	(0.2)	(3.3)	0.6	25.0
Foreign currency translation	—	—	7.8	176.5	4.1	176.5

Total	2.5%	$51.8	12.0%	$271.5	7.5%	$323.3

Cost of Sales

        The Company's primary input costs include resins, direct and indirect labor, other raw materials and other energy-related costs (including transportation costs.) The Company utilizes petrochemical-based resins in the manufacture of many of its products. The costs for these raw materials are impacted by the rise and fall in crude oil and natural gas prices, since those items serve as feedstocks utilized in the production of most resins. The prices for these feedstocks have been particularly volatile in recent years. Although changes in the prices of crude oil and natural gas are not perfect benchmarks, they are indicative of the variations in raw materials and other input costs faced by the Company. The Company continues to monitor the changes in raw material and energy-related costs as they occur and takes pricing actions as appropriate to lessen the impact of cost increases when they occur.

        The following table shows the Company's cost of sales for the three years ended December 31, 2008 (dollars in millions):

	2008	2007	2006	2008 vs. 2007 % Change	2007 vs. 2006 % Change
Cost of sales	$3,606.9	$3,350.1	$3,087.8	8%	9%
As a % of net sales	74.5%	72.0%	71.3%

  2008 compared with 2007

        The $256.8 million increase in cost of sales in 2008 compared with 2007 was primarily due to unfavorable average petrochemical-based raw material costs of approximately $125.0 million, which was experienced in the first nine months of 2008, the unfavorable impact of foreign currency translation of $72.6 million and higher input costs, including unfavorable freight and energy-related costs in 2008 of approximately $26.0 million. Incremental expenses included in cost of sales in 2008, which related to the 2007 acquisitions of Ethafoam® and related polyethylene foam product lines and Alga Plastics, amounted to approximately $54.0 million. Expenses included in cost of sales related to the implementation of the Company's global manufacturing strategy were $7.4 million in 2008, compared with $11.1 million in 2007. These items were partially offset by the impact of expense control initiatives in 2008.

  2007 compared with 2006

        The $262.3 million increase in cost of sales in 2007 compared with 2006 was primarily due to the unfavorable impact of foreign currency translation of $129.9 million, higher input costs to support the increase in unit volume of product sales, and unfavorable average petrochemical-based raw material costs of approximately $19.0 million. Expenses included in cost of sales related to the implementation of the Company's global manufacturing strategy were $11.1 million in 2007 compared with $3.8 million in 2006.

Marketing, Administrative and Development Expenses

        The following table shows the Company's marketing, administrative and development expenses for the three years ended December 31, 2008 (dollars in millions):

	2008	2007	2006	2008 vs. 2007 % Change	2007 vs. 2006 % Change
Marketing, administrative and development expenses	$755.0	$750.2	$701.1	1%	7%
As a % of net sales	15.6%	16.1%	16.2%

  2008 compared with 2007

        Marketing, administrative and development expenses increased $4.8 million in 2008 compared with 2007. These expenses increased due to the following:

  •
  the unfavorable impact of foreign currency translation of $18.9 million;

  •
  additional expenses of $5.4 million in 2008 related to businesses acquired in the second half of 2007;

  •
  an increase in provision for bad debt expense of $5.3 million (substantially all in the fourth quarter of 2008), primarily related to current credit conditions affecting some of the Company's Food Packaging and Protective Packaging customers; and

  •
  additional operating expenses of $3.4 million in 2008 related to the Company's New Ventures businesses, which includes spending related to innovation and new product introductions including spending related to renewable products.

        These increases were largely offset by:

  •
  lower management incentive compensation expenses of $22.0 million, of which $14.1 million occurred in the fourth quarter of 2008, resulting from the Company not meeting some of its 2008 financial performance goals; and

  •
  a decrease in information systems expenses of $6.3 million, primarily due to expense control initiatives in 2008.

  2007 compared with 2006

        Marketing, administrative and development expenses increased $49.1 million in 2007 compared with 2006. This increase was primarily due to:

  •
  the unfavorable impact of foreign currency translation of $27.2 million;

  •
  additional expenses of $6.9 million in 2007 related to innovation and new product introductions including spending related to renewable products;

  •
  additional expenses of $2.8 million in 2007 related to the upgrade of the Company's information technology platforms; and

  •
  additional expenses of $2.6 million in 2007 of incremental expenses related to the new state-of-the-art North American customer service center opened in 2007.

Cost Reduction and Productivity Program and Global Manufacturing Strategy

Cost Reduction and Productivity Program

        In 2008, the Company implemented its cost reduction and productivity program. As a result, the Company recorded $65.8 million of pre-tax charges primarily for termination benefits. See below for further details on the restructuring charges related to this program. These charges were included in restructuring and other charges on the consolidated statements of operations. See Note 3, "Business Segment Information," of Notes to Consolidated Financial Statements for restructuring and other charges by the Company's segment reporting structure. The Company expects to incur additional modest costs associated with this program in 2009. The Company expects to achieve annual savings from this program of approximately $50.0 million to $60.0 million beginning in 2009. These savings will appear in both cost of sales and marketing, administrative and development expenses on the consolidated statements of operations.

        The restructuring and other charges related to this program consisted of the following:

Termination benefits	$62.7
SFAS No. 88 curtailment charge	1.6
Other associated costs	1.5

Total	$65.8

        The components of the restructuring accrual through December 31, 2008 and the accrual balance remaining at December 31, 2008 related to this program were as follows:

Original restructuring accrual	$59.9
Additional accrual for termination benefits of $2.9 million and other associated costs of $1.5 million	4.4
Cash payments made during 2008	(18.1)
Effect of changes in foreign currency rates	(2.5)

Restructuring accrual at December 31, 2008	$43.7

        The Company expects to pay $41.2 million of the accrual balance remaining at December 31, 2008 within the next year. This amount is included in other current liabilities on the consolidated balance sheet at December 31, 2008. The remaining accrual of $2.5 million is expected to be paid in 2010 and is included in other liabilities on the consolidated balance sheet at December 31, 2008.

Global Manufacturing Strategy

        The Company's global manufacturing strategy, when fully implemented, will expand production in regions where demand for the Company's products and services has been growing significantly. At the same time, the Company intends to optimize certain manufacturing capacity in North America and Europe into centers of excellence. The goals of this multi-year program are to expand capacity in growing markets, further improve the Company's operating efficiencies, and implement new technologies more effectively. The Company expects this program to produce meaningful savings. By taking advantage of new technologies and streamlining production on a global scale, the Company expects to continue to enhance its profitable growth and its global leadership position.

        In July 2006, the Company announced the first phase of this multi-year global manufacturing strategy. At the end of 2008, the construction phase of the program was substantially complete. The capital expenditures and associated costs and related restructuring charges for this strategy in 2008, 2007 and 2006 are included in the table below. The combined capital expenditures and related costs to implement this program are expected to total approximately $220.0 million. The Company has realized approximately $25.0 million in benefits from this program in 2008, and these benefits are expected to increase to annual benefits of $45.0 million in 2009 and to $55.0 million in 2010 and thereafter. The actual timing of future capital expenditures and related costs is subject to change due to a variety of factors that may cause a portion of the spending and resulting benefits to occur in future periods.

	Year Ended December 31,
				Cumulative Through December 31, 2008
	2008	2007	2006
Capital expenditures	$59.5	$58.5	$14.7	$132.7
Associated costs(1)	7.4	11.4	3.8	22.6
Restructuring and other charges(2)	19.3	0.7	11.8	31.8

(1)
The associated costs principally include equipment relocation and facility start-up costs, which are primarily included in cost of sales on the consolidated statements of operations. These charges by segment and Other were as follows:

	2008	2007	2006
Food Packaging	$4.0	$10.2	$3.5
Food Solutions	0.6	—	—
Protective Packaging	2.6	0.9	—
Other	0.2	0.3	0.3

Total	$7.4	$11.4	$3.8

(2)
The restructuring and other charges were primarily for termination benefits, the majority of which were related to the Food Packaging segment. These charges were included in restructuring and other charges on the consolidated statements of operations. See Note 3, "Business Segment Information," for restructuring and other charges by reportable segment and Other. A reconciliation of the restructuring accrual is included below.

        The restructuring and other charges of $19.3 million related to this program in 2008 were primarily related to the Company's decision to close its manufacturing facility in Cedar Rapids, Iowa. This facility's manufacturing operations will be moved to existing Company facilities in North America. The Company plans to complete this project within the second half of 2009, at which time all manufacturing operations at the Cedar Rapids facility will cease. The Company expects to incur additional associated charges in 2009 and 2010. The restructuring charges recorded in connection with this closure consisted of the following:

Termination benefits	$8.6
SFAS No. 88 curtailment charge	3.6

Total	$12.2

        During 2008, the Company also recorded restructuring and other charges of $7.1 million primarily related to termination benefits incurred in connection with other projects associated with this program.

        The components of the restructuring accrual through December 31, 2008 and the accrual balance remaining at December 31, 2008 were as follows:

Restructuring accrual at December 31, 2007	$8.2
Additional accrual for termination benefits	13.3
Cash payments during 2008	(6.3)
Effect of changes in foreign currency rates	(0.8)

Restructuring accrual at December 31, 2008	$14.4

        The Company expects to pay $7.5 million of the accrual balance remaining at December 31, 2008 within the next year. This amount is included in other current liabilities on the Company's consolidated balance sheet at December 31, 2008. The remaining accrual of $6.9 million is expected to be paid in 2010 and is included in other liabilities on the Company's consolidated balance sheet at December 31, 2008.

Other Restructuring Activity

        In 2007, the Company recorded $0.9 million of restructuring charges, net, primarily for termination benefits incurred in connection with the Company's consolidation of its customer service activities in North America.

        In 2006, the Company recorded $1.1 million of restructuring charges of which $0.6 million related to termination benefits incurred in connection with the Company's consolidation of its Food Packaging customer service activities in Canada and $0.5 million was related to a series of profit improvement plans in various geographic regions for its Food Packaging segment implemented in 2004.

Operating Profit by Business Segment and Other

        As previously discussed, management evaluates the performance of each reportable segment based on its operating profit. Operating profit by business segment and other for the three years ended December 31, 2008 was as follows (dollars in millions):

	2008	2007	2006	2008 vs. 2007% Change	2007 vs. 2006% Change
Operating profit:
Food Packaging	$217.5	$228.2	$214.6	(5)%	6%
As a % of Food Packaging net sales	11.0%	12.1%	12.3%
As a % of total operating profit (1)	45.2%	41.4%	39.8%
Food Solutions	$80.0	$86.1	$87.3	(7)%	(1)%
As a % of Food Solutions net sales	8.1%	9.1%	10.4%
As a % of total operating profit(1)	16.6%	15.6%	16.2%
Protective Packaging	$169.1	$208.6	$206.7	(19)%	1%
As a % of Protective Packaging net sales	11.4%	13.8%	14.0%
As a % of total operating profit(1)	35.1%	37.9%	38.3%
Other	$15.0	$28.0	$30.4	(46)%	(8)%
As a % of Other net sales	3.7%	8.8%	11.3%
As a % of total operating profit (1)	3.1%	5.1%	5.7%

Total segments and other	$481.6	$550.9	$539.0	(13)%	2%
As a % of total net sales(1)	9.9%	11.8%	12.5%
Restructuring and other charges(2)	85.1	1.6	12.9

Total	$396.5	$549.3	$526.1	(28)%	4%

As a % of total net sales	8.2%	11.8%	12.2%

(1)
Before taking into consideration restructuring and other charges.

(2)
The restructuring and other charges by the Company's segment reporting structure were as follows:

	2008	2007	2006
Food Packaging	$46.2	$0.5	$13.0
Food Solutions	15.1	0.1	—
Protective Packaging	18.8	1.0	(0.1)
Other	5.0	—	—

Total	$85.1	$1.6	$12.9

        In 2008, the Company implemented a cost reduction and productivity program. The restructuring charges primarily related to termination benefits for this program were $65.8 million in 2008. The remaining $19.3 million of restructuring and other charges in 2008 was related to the Company's global manufacturing strategy. Restructuring and other charges in 2007 were primarily related to termination costs for the consolidation of the Company's customer service activities in North America of $0.8 million and for the global manufacturing strategy of $0.8 million. The restructuring and other charges in 2006 were primarily related to the Company's global manufacturing strategy. See "Cost Reduction and Productivity Program and Global Manufacturing Strategy," above for further discussion.

Food Packaging Segment Operating Profit

  2008 compared with 2007

        The decrease in operating profit as a percentage of this segment's net sales in 2008 compared with 2007 was primarily due to higher input costs including unfavorable average petrochemical-based raw material costs of approximately $60.0 million and freight and utilities costs of approximately $14.0 million. These items were partially offset by the favorable impact of product price/mix and lower management incentive compensation expenses of approximately $9.0 million, discussed above. Expenses in this segment related to the implementation of the Company's global manufacturing strategy were $4.0 million in 2008 compared with $10.2 million in 2007.

  2007 compared with 2006

        The decrease in operating profit as a percentage of this segment's net sales in 2007 compared with 2006 was primarily due to higher input costs including unfavorable average petrochemical-based raw material costs of approximately $10.0 million incurred to support the increased volume of product sales and an increase in marketing, administrative and development expenses. Expenses in this segment related to the implementation of the Company's global manufacturing strategy were $10.2 million in 2007 compared with $3.5 million in 2006.

Food Solutions Segment Operating Profit

  2008 compared with 2007

        The decrease in operating profit as a percentage of this segment's net sales in 2008 compared with 2007 was primarily due to higher input costs, including unfavorable average petrochemical-based raw material costs of approximately $20.0 million and freight and utilities costs of approximately $4.0 million. These items were partially offset by the favorable product price/mix and lower management incentive compensation expenses of approximately $4.0 million, discussed above.

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

Protective Packaging Segment Operating Profit

  2008 compared with 2007

        The decrease in operating profit as a percentage of this segment's net sales in 2008 compared with 2007 was primarily due to higher input costs, including unfavorable average petrochemical-based raw material costs of approximately $30.0 million and freight and utilities costs of approximately $5.0 million. Also contributing to this decrease was the decline in unit volume, which was partially offset by the favorable product price/mix and lower management incentive compensation expenses of approximately $7.0 million discussed above.

  2007 compared with 2006

        This segment's operating profit as a percentage of its net sales in 2007 compared with 2006 remained relatively flat, which was primarily attributable to selling price increases implemented in 2007 and 2006, which helped offset higher input costs, including unfavorable average petrochemical-based raw material costs of approximately $3.0 million, and the impact of higher marketing, administrative and development expenses discussed above.

Other Operating Profit

  2008 compared with 2007

        The decrease in operating profit as a percentage of Other net sales in 2008 compared with 2007 was primarily due to higher input costs including unfavorable average petrochemical-based raw materials costs of approximately $10.0 million and freight and utilities costs of approximately $10.0 million, which included additional freight costs related to the Ethafoam® foam product lines. These higher input costs were partially offset by favorable product price/mix discussed above. This business's operating profit was also unfavorably impacted by an interim supply and distribution agreement for the Ethafoam® foam product lines. The Company completed the construction of additional capacity in the United States to produce these products prior to the end of this interim agreement. The Company expects margins related to these products to improve in 2009. This business's operating profit was also unfavorably impacted by the additional expenses related to innovation and new product introductions discussed above.

  2007 compared to 2006

        The decrease in operating profit as a percentage of Other net sales in 2007 compared with 2006 was primarily due to higher marketing, administrative and development expenses discussed above, of which $1.7 million was associated with the Company's majority ownership in Biosphere.

Interest Expense

        Interest expense includes the stated interest rate on the Company's outstanding debt, as well as the net impact of capitalized interest, the effects of interest rate swaps and the amortization of capitalized senior debt issuance costs, bond discounts, and terminated treasury locks. Interest expense for the three years ended December 31, 2008 was as follows (dollars in millions):

	2008	2007	2006
Interest expense	$91.2	$105.6	$114.8
Interest expense on the amount payable pursuant to the Settlement agreement	36.9	35.0	33.2

Total interest expense	$128.1	$140.6	$148.0

  2008 compared with 2007

        The $12.5 million decrease in interest expense in 2008 compared with 2007 was primarily due to the following:

  •
  a $17.7 million decrease due to the retirement of the Company's 5.375% Senior Notes on their maturity date in April 2008;

        partially offset by:

  •
  an increase of $2.0 million due to borrowings under the Company's revolving credit facility in 2008; and

  •
  an increase of $1.9 million as a result of additional expense related to the compounding of interest on the amount payable pursuant to the Settlement agreement.

  2007 compared with 2006

        The $7.4 million decrease in interest expense in 2007 compared with 2006 was primarily due to the following:

  •
  a $7.2 million decrease due to the retirement of the Company's 5.625% euro notes in July 2006;

  •
  a decrease of $4.3 million related to higher capitalized interest during the construction of capital investment projects in 2007 compared with 2006;

        partially offset by:

  •
  an increase of $1.8 million as a result of additional expense related to the compounding of interest on the amount payable pursuant to the Settlement agreement; and

  •
  an increase of $1.2 million due to the impact of higher interest rates on the Company's $300.0 million of outstanding interest rate swaps entered into to effectively convert its 5.375% Senior Notes due April 2008 into floating rate debt.

        The Company expects to incur approximately $33.0 million of additional interest expense in 2009 related to its 12.0% Senior Notes. However, assuming the Company does not make the payment under the Settlement agreement in 2009, this additional interest expense is expected to be partially offset by a decrease in interest expense related to lower borrowings under the Company's revolving credit facility and a decrease in costs associated with lower utilization of the Company's accounts receivables securitization program. The net unfavorable impact from the above items in 2009 is expected to be approximately $25.0 million.

Gain on Sale of Equity Method Investment

        In the first quarter of 2007, the Company sold its 50 percent investment in PolyMask Corporation to its joint venture partner, 3M Company (the "PolyMask transaction"). The joint venture was formed in 1991 between the Company and 3M to produce and sell non-packaging surface protection films. Prior to the sale, the Company accounted for this joint venture under the equity method of accounting. The Company received an aggregate cash amount of $36.0 million for the transaction and other related assets and recorded a pre-tax gain of $35.3 million ($22.4 million after-tax) in the first quarter of 2007. This gain was included in gain on the sale of equity method investment on the consolidated statement of operations. The Company's investment in this joint venture was not material to the Company's consolidated financial position or results of operations.

Impairment of Available-for-Sale Securities

        In 2008, the Company recorded $34.0 million of other than temporary impairment charges, of which $20.3 million occurred in the fourth quarter of 2008. These charges were related to the decline in fair market value of its $44.7 million investments in auction rate securities. See Note 5, "Available-for-Sale-Investments," of Notes to Consolidated Financial Statements for further discussion of the Company's investments in auction rate securities.

Other (Expense) Income, Net

        The following table provides details of the Company's other income, net (dollars in millions):

	2008	2007	2006
Interest and dividend income	$14.1	$19.9	$16.8
Net foreign exchange transaction losses	(16.0)	(6.4)	(4.1)
Settlement agreement and related costs	(1.5)	(0.7)	(1.6)
Advisory expenses incurred prior to ceasing work on an acquisition	—	(7.5)	—
Loss on sale of small product line	—	(6.8)	—
Gain on termination of forward starting interest rate swaps	—	3.7	—
Other, net	(8.7)	9.8	10.9

Other (expense) income, net	$(12.1)	$12.0	$22.0

        Interest and dividend income decreased in 2008 compared with 2007 and 2006 primarily due to the use of available cash and cash equivalents to retire the 5.375% Senior Notes on the date of their maturity and lower interest rates paid on the Company's invested cash.

        Net foreign exchange transaction losses increased $9.6 million in 2008 compared with 2007 primarily due to the strengthening of the U.S. dollar during the latter part of 2008, particularly against foreign currencies in developing markets.

        Other, net, includes the costs associated with the Company's receivables securitization program. These costs primarily relate to the losses on the sale of the undivided ownership interests in 2008, program fees, commitment fees and other associated costs which totaled $3.4 million in 2008. The program and commitment fees and other associated costs were $0.4 million in 2007 and $0.3 million in 2006. There were no costs related to losses on the sale of receivables interests in 2007 and 2006 since the Company did not sell any receivables interests during these years.

Income Taxes

        The Company's effective income tax rate was 19.1% for 2008, 22.6% for 2007 and 31.5% for 2006. The Company expects an effective income tax rate of approximately 27.7% for 2009.

        The Company's income tax provision for the year ended December 31, 2008 included the following benefits:

  •
  $3.6 million due to a change in assertion under Accounting Principles Board Opinion 23, or APB 23, with regard to certain foreign earnings;

  •
  $2.5 million of income tax benefits recognized related to the utilization of loss carryforwards in a foreign jurisdiction for which no benefit had previously been recognized for financial reporting purposes;

  •
  $3.2 million of income tax benefits related to a reduction in the estimated cost of repatriating certain foreign earnings; and

  •
  $6.1 million of income tax benefits related to tax accruals, and related interest, for contingencies that did not materialize primarily due to the expiration of the statutes of limitations.

        For 2008, the effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the lower net effective income tax rate on foreign earnings, and to a lesser extent, the items noted above.

        For 2007, the effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the reversal of the tax accruals and related interest and, to a lesser extent, the lower net effective income tax rate on foreign earnings, partially offset by state income taxes.

        For 2006, the effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the lower net effective income tax rate on foreign earnings, partially offset by the effect of state income taxes.

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

Material Commitments and Contingencies

Settlement agreement and Related Costs

        The Company recorded a charge of $850.1 million in the fourth quarter of 2002, of which $512.5 million represents a cash payment that the Company is required to make (subject to the satisfaction of the terms and conditions of the Settlement agreement) upon the effectiveness of a plan of reorganization in the bankruptcy of W.R. Grace & Co. The Company did not use cash in any period with respect to this liability. While confirmation hearings on the PI Settlement Plan are currently scheduled for June and September 2009 (with potential pre-trial conferences currently scheduled in July), the Company does not know whether or when a final plan of reorganization will become effective or whether the final plan will be consistent with the terms of the Settlement agreement. The Company currently expects to fund this payment by using a combination of accumulated cash and future cash flows from operations and funds available under its revolving credit facility or its accounts receivable securitization program, both described below, as well as funds available from the Company's recently issued 12% Senior Notes. The cash payment of $512.5 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. The Company has recorded this accrued interest in Settlement agreement and related accrued interest on its consolidated balance sheets, and these amounts were $195.3 million at December 31, 2008 and $158.4 million at December 31, 2007.

        The information set forth in Part II, Item 8 of this Annual Report on Form 10-K in Note 16, "Commitments and Contingencies," under the caption "Settlement agreement and Related Costs" is incorporated herein by reference.

Cryovac Transaction; Contingencies Related to the Cryovac Transaction

        The information set forth in Part II, Item 8 of this Annual Report on Form 10-K in Note 16, "Commitments and Contingencies," of Notes to Consolidated Financial Statements under the caption "Cryovac Transaction" and Contingencies Related to the Cryovac Transaction" is incorporated herein by reference.

Other Litigation

        The information set forth in Part II, Item 8 of this Annual Report on Form 10-K in Note 16, "Commitments and Contingencies," of Notes to Consolidated Financial Statements under the caption "Other Litigation" is incorporated herein by reference.

Contractual Obligations

        The following table summarizes the Company's principal contractual obligations and sets forth the amounts of required or contingently required cash outlays in 2009 and future years (amounts in millions):

	Payments Due by Years
Contractual Obligations	Total	2009	2010-2011	2012-2013	Thereafter
Short-term borrowings	$37.6	$37.6	$—	$—	$—
Current portion of long-term debt exclusive of debt discounts	151.5	151.5	—	—	—
Long-term debt, exclusive of debt discounts	1,292.1	—	441.4	400.6	450.1

Total debt(1)(2)	1,481.2	189.1	441.4	400.6	450.1
Operating leases	151.0	32.6	48.4	28.3	41.7
Cash portion of the Settlement agreement, including accrued interest at December 31, 2008(3)	707.8	707.8	—	—	—
First quarter 2009 quarterly cash dividend declared	18.9	18.9	—	—	—
Accounts receivable securitization program	80.0	80.0	—	—	—
Other principal contractual obligations	162.3	70.1	87.0	5.2	—

Total contractual cash obligations	$2,601.2	$1,098.5	$576.8	$434.1	$491.8

(1)
These amounts include principal maturities (at face value) only. These amounts also include the Company's contractual obligations under capital leases of $5.3 million in 2009, $10.0 million in 2010-2011 and $0.5 million in 2012-2013.

(2)
The 2010 period includes the Company's 3% convertible Senior Notes since the holders of these notes have the option to require the Company to repurchase the senior notes on June 30 of 2010, 2013, 2018, 2023 and 2028. See Note 11, "Debt and Credit Facilities," of Notes to Consolidated Financial Statements.

(3)
This liability is reflected as a current liability due to the uncertainty of the timing of payment. Interest accrues on this amount at a rate of 5.5% per annum, compounded annually, until it becomes due and payable.

        Current Portion of Long-Term Debt and Long-Term Debt—The debt shown in the above table excludes unamortized bond discounts as of December 31, 2008 and therefore represents the principal amount of the debt required to be repaid in each period.

        Operating Leases—The Company is obligated under the terms of various operating leases covering some of the facilities that it occupies and some production equipment. The contractual operating lease obligations listed in the table above represent estimated future minimum annual rental commitments under non-cancelable real and personal property leases as of December 31, 2008.

        Cash portion of the Settlement agreement—The Settlement agreement is described more fully in "Settlement agreement and Related Costs," of Note 16, "Commitments and Contingencies," of Notes to Consolidated Financial Statements.

        Other Principal Contractual Obligations—Other principal contractual obligations include agreements to purchase an estimated amount of goods, including raw materials, or services, including energy, in the normal course of business that are enforceable and legally binding and specify all significant terms, including fixed or minimum quantities to be purchased, minimum or variable price provisions and the approximate timing of the purchase.

Liability for Unrecognized Tax Benefits

        At December 31, 2008, the Company had liabilities for unrecognized tax benefits and related interest of $5.0 million, which is included in other liabilities on the consolidated balance sheet. At December 31, 2008, the Company cannot reasonably estimate the future period or periods of cash settlement of these liabilities. See Note 15, "Income Taxes," of Notes to Consolidated Financial Statements for further discussion.

Off-Balance Sheet Arrangements

        The Company has reviewed its off-balance sheet arrangements and has determined that none of those arrangements have or are reasonably likely to have a material current or future effect on the Company's consolidated financial statements, liquidity, capital expenditures or capital resources. At December 31, 2008, the Company had $80.0 million outstanding under its accounts receivable securitization program. See Note 6, "Accounts Receivable Securitization Program," of Notes to Consolidated Financial Statements for further information.

Interest Payments

        The Company currently expects to pay from $95.0 million to $105.0 million of interest payments in 2009, including the impact of the Company's recently issued 12% Senior Notes. The actual interest paid in 2009 may be different from this amount if interest rates change or if the Company repurchases existing indebtedness or incurs indebtedness under its existing lines of credit or otherwise. These 2009 expected interest payments do not reflect payment of any accrued interest related to the Settlement agreement.

Income Tax Payments

        The Company currently expects to pay between $85.0 million and $95.0 million in income taxes in 2009, assuming it does not make the Settlement agreement payment in 2009.

Contributions to Defined Benefit Pension Plans

        The Company maintains defined benefit pension plans for a limited number of its U.S. employees and for some of its non-U.S. employees. The Company currently expects employer contributions to be approximately $15.0 million to $20.0 million in 2009, primarily due to the decline in fair value of plan assets.

Termination Benefit Payments

        In connection with the cost reduction and productivity program and the global manufacturing strategy, the Company currently expects to pay approximately $48.7 million in 2009 and $9.4 million in 2010 related to termination benefits.

Environmental Matters

        The Company is subject to loss contingencies resulting from environmental laws and regulations, and it accrues for anticipated costs associated with investigatory and remediation efforts when an assessment has indicated that a loss is probable and can be reasonably estimated. These accruals do not take into account any discounting for the time value of money and are not reduced by potential insurance recoveries, if any. The Company does not believe that it is reasonably possible that its liability in excess of the amounts that it has accrued for environmental matters will be material to its consolidated statements of operations, balance sheets or cash flows. The Company reassesses environmental liabilities whenever circumstances become better defined or it can better estimate remediation efforts and their costs. The Company evaluates these liabilities periodically based on available information, including the progress of remedial investigations at each site, the current status of discussions with regulatory authorities regarding the methods and extent of remediation and the apportionment of costs among potentially responsible parties. As some of these issues are decided (the outcomes of which are subject to uncertainties) or new sites are assessed and costs can be reasonably estimated, the Company adjusts the recorded accruals, as necessary. The Company believes that these exposures are not material to its consolidated financial position and results of operations. The Company believes that it has adequately reserved for all probable and estimable environmental exposures.

Principal Sources of Liquidity

        The Company requires cash to fund operating expenses, capital expenditures, interest, taxes and dividends and to pay its debt obligations and other long-term liabilities as they come due. The Company's principal sources of liquidity are cash flows from operations, accumulated cash and amounts available under its existing lines of credit described below, including the revolving credit facility and the ANZ facility, and its accounts receivable securitization program.

        As of December 31, 2008, the following material cash obligations will be due or contingently due within the next 18 months (dollars in millions):

6.95% Senior Notes due May 15, 2009	$136.7
Settlement agreement and related accrued interest	707.8
3% Convertible Senior Notes due June 2033	431.3

        The holders of the 3% convertible Senior Notes have the option to require the Company to repurchase these notes on June 30, 2010, 2013, 2018, 2023 and 2028, or upon the occurrence of a fundamental change in or a termination of trading of the Company's common stock, at a price equal to 100% of their principal amount, plus accrued and unpaid interest.

        With respect to the Settlement agreement and related accrued interest, the Company does not know whether or when a final plan of reorganization for Grace will become effective or whether the final plan will be consistent with the terms of the Settlement agreement. See "Settlement agreement and Related Costs," above for further discussion. Grace's PI Settlement Plan is subject to the satisfaction of a number of conditions. As part of this plan, Grace has included, as a condition to the plan's effectiveness, exit financing in the amount and on terms satisfactory to Grace, adding to the uncertainty as to when the plan might become effective. The Company has considered a variety of options to fund its obligation under the Settlement agreement, depending on when this funding would take place. The Company's existing sources of liquidity are expected to be sufficient to provide for the payment of the Settlement agreement, and the Company will regularly reassess the sufficiency of its funds.

        The Company expects to have sufficient liquidity from a combination of available cash and cash equivalents, the net proceeds from the issuance of the 12.0% Senior Notes in February 2009 and, subject to availability, funds from the Company's committed lines of credit, including its revolving credit facility and the ANZ facility, and its accounts receivable securitization program to retire the remaining outstanding balance of the 6.95% Senior Notes in May 2009. Similarly, the Company expects to have sufficient liquidity from cash provided by operating activities and from the revolving credit facility to retire its 3% Convertible Senior Notes in June 2010 if the holders exercise their put option.

        Depending on the timing of the above contingent events, the Company's actual amount of cash flow provided by operations and the availability of funds under the Company's existing lines of credit and the accounts receivable securitization program, the Company may need to raise additional funds from external sources. These funds would be sought at market terms and conditions and could include a combination of short and medium term debt as well as equity offerings. However, there is no assurance as to the future cost or availability of external funds, and the Company may experience difficulty obtaining external funding and could incur increased financing costs.

        Cash tax benefits resulting from the payment made under the Settlement agreement are expected to increase the cash available to repay any borrowings made to fund the Settlement agreement. These tax benefits, which are recorded as a deferred tax asset, are anticipated to provide approximately $300.0 million of future cash tax benefits from the time the payment under the Settlement agreement is made. However, the amount of future cash tax benefits could vary, depending on the value of the Company's common stock and the Company's tax situation at that time.

Lines of Credit

        The following table summarizes the Company's available lines of credit and committed and uncommitted lines of credit, including the revolving credit facility and the ANZ facility discussed below, at December 31, 2008 and 2007:

	December 31,
	2008	2007
Used lines of credit	$46.7	$46.4
Unused lines of credit	773.4	823.8

Total available lines of credit	$820.1	$870.2

Available lines of credit—committed	$588.8	$646.0
Available lines of credit—uncommitted	231.3	224.2

Total available lines of credit	$820.1	$870.2

        The Company's principal credit lines were committed and consisted of the revolving credit facility and the ANZ facility. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

        The Revolving Credit Facility—The revolving credit facility is available for general corporate purposes, including the payment of amounts required to be paid upon the effectiveness of the Settlement agreement. The Company may re-borrow amounts repaid under the revolving credit facility from time to time prior to the expiration or earlier termination of the revolving credit facility. The Company's obligations under the revolving credit facility bear interest at floating rates, which are generally determined by adding the applicable borrowing margin to the base rate or the interbank rate for the relevant currency and time period. The revolving credit facility provides for changes in borrowing margins based on the Company's long-term senior unsecured debt ratings. The facility has an expiration date of July 26, 2012.

        The terms include a requirement that, upon the occurrence of specified events that would adversely affect the Settlement agreement or would materially increase the Company's liability in respect of the Grace bankruptcy or the asbestos liability arising from the Cryovac transaction, the Company would be required to repay any amounts outstanding under the revolving credit facility, or refinance the facility, within 60 days. See "Settlement agreement and Related Costs" and "Cryovac Transaction" and "Contingencies Related to

the Cryovac Transaction," of Note 16, "Commitments and Contingencies," of Notes to Consolidated Financial Statements for further discussion.

        The revolving credit facility commitments include $28.0 million provided by Lehman Commercial Paper Inc., a subsidiary of Lehman Brothers Holdings Inc. As a result of the bankruptcy filing of Lehman Brothers Holdings Inc. and certain of its subsidiaries in September 2008, Lehman Commercial Paper Inc. is no longer funding borrowing requests under the revolving credit facility. At December 31, 2008, the total amount available under the revolving credit facility was approximately $472.0 million.

        On December 12, 2008, the parties to the revolving credit facility entered into an amendment that modified some definitions and calculations of the financial covenants in the revolving credit facility, including changes to the definition of earnings before interest, taxes, depreciation and amortization. In addition, while the current total amount available for borrowing under the revolving credit facility is approximately $472.0 million, the amendment also provides a mechanism to increase the total facility size to a maximum of $750.0 million. This does not represent a commitment by the lenders to increase the facility size; rather, it provides the Company with a simplified method of requesting an increase at a later date if desired and market conditions permit. This mechanism is not included in the available lines of credit table above.

        This amendment provided for up-front fees for timely agreement to the amendment, increased facility fees, and increased drawn pricing. Facility fees are payable at the rate of 0.20% per annum on the total amounts available under the revolving credit facility. The revolving credit facility provides for changes in facility fees based on the Company's long-term senior unsecured debt ratings. Also, this amendment provides for springing subsidiary guarantees if the Company's long-term senior unsecured debt ratings by both Moody's and Standard & Poor's fall below investment grade.

        See Note 11, "Debt and Credit Facilities," of Notes to Consolidated Financial Statements for further information on the revolving credit facility.

        ANZ Facility—The Company has a 170.0 million Australian dollar, dual-currency revolving credit facility, known as the ANZ facility, equivalent to U.S. $116.8 million at December 31, 2008, due March 2010. A syndicate of banks made this facility available to a group of the Company's Australian and New Zealand subsidiaries for general corporate purposes, including refinancing of previously outstanding indebtedness. The Company may re-borrow amounts repaid under the ANZ facility from time to time prior to the expiration or earlier termination of the facility. The Company plans to renew or replace the ANZ credit facility prior to its expiration date. However, there is no assurance that the syndicate of banks will renew or replace this facility. As of December 31, 2008, the Company had an outstanding balance of 9.4 million Australian dollars, which was equivalent to U.S. $6.5 million.

Other Lines of Credit

        Substantially all of the Company's short-term borrowings of $37.6 million at December 31, 2008 and $36.5 million at December 31, 2007 were outstanding under lines of credit available to several of the Company's foreign subsidiaries. The weighted average interest rate on these outstanding lines of credit was 11.2% at December 31, 2008 and 11.0% at December 31, 2007. Amounts available under these credit lines were $222.2 million ($191.1 million unused) at December 31, 2008 and $214.2 million ($177.8 million unused) at December 31, 2007.

Accounts Receivable Securitization Program

        The Company and a group of its U.S. subsidiaries maintain an accounts receivable securitization program with a bank and an issuer of commercial paper administered by the bank. In December 2007, the maximum purchase limit for receivables interests was increased from $125.0 million to $135.0 million and the program expiration date was extended to December 2, 2012. In December 2008, the parties amended the program to increase the maximum purchase limit for receivables interests from $135.0 million to $160.0 million. The amounts available from time to time under the program may be less than $160.0 million subject to the level of the eligible assets included in the U.S. accounts receivable portfolio. The level of eligible assets can be impacted by a number of factors, including but not limited to the Company's net sales, the creditworthiness of the underlying customers' accounts receivable balances and the Company's receivables collection experience.

        The program includes a bank financing commitment that must be renewed annually prior to the expiration date. The bank financing commitment is scheduled to expire on December 4, 2009. The Company plans to seek an additional 364 day renewal of the bank financing commitment prior to its expiration but the bank is not obligated to renew the bank financing commitment.

        From time to time during 2008, the Company utilized the program and sold eligible U.S. accounts receivables to its indirectly wholly-owned subsidiary SA Funding. which in turn sold undivided ownership interests in receivables under the program to an unaffiliated buyer, and these amounts were removed from the assets reflected on the Company's consolidated balance sheet at the time of the sales. At December 31, 2008, the Company had $80.0 million outstanding under the program.

        SA Funding did not sell any receivables interests under the program during 2007. Therefore, the Company did not remove any related amounts from the assets reflected on the Company's consolidated balance sheet at December 31, 2007.

        See Note 6, "Accounts Receivable Securitization Program," of Notes to Consolidated Financial Statements for additional information concerning this program.

Covenants

        At December 31, 2008, the Company was in compliance with its financial covenants and limitations, as discussed in "Covenants," of Note 11, "Debt and Credit Facilities," of Notes to Consolidated Financial Statements.

Debt Ratings

        The Company's cost of capital and ability to obtain external financing may be affected by its debt ratings, which the credit rating agencies review periodically. In January 2009, Standard & Poor's revised the Company's long-term senior unsecured debt rating from BBB- to BB+ and revised the outlook to stable. The revised rating is considered below investment grade. The Company's long-term senior unsecured debt rating is currently rated Baa3 (negative outlook) by Moody's Investors Service, Inc. This rating is considered investment grade. If the Company's credit ratings are further downgraded, there could be a negative impact on the Company's ability to access capital markets and borrowing costs could increase. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

Outstanding Indebtedness

        At December 31, 2008 and 2007, the Company's total debt outstanding consisted of the amounts set forth in the following table (dollars in millions). See Note 11, "Debt and Credit Facilities," of Notes to Consolidated Financial Statements for further information on the Company's debt.

	December 31,
	2008	2007
Short-term borrowings	$37.6	$36.5
Current portion of long-term debt	151.5	303.7

Total current debt	189.1	340.2
Total long-term debt, less current portion	1,289.9	1,531.6

Total debt	$1,479.0	$1,871.8

Analysis of Historical Cash Flow

        The following table summarizes the Company's changes in cash flows for the three years ended December 31, 2008 (dollars in millions):

	2008	2007	2006	2008 vs. 2007 % Change	2007 vs. 2006 % Change
Net cash provided by operating activities	$404.4	$378.1	$432.9	7%	(13)%
Net cash used in investing activities	(176.7)	(274.1)	(202.5)	(35)%	35%
Net cash used in financing activities	(562.9)	(59.5)	(350.0)	#	(83)%

#
Denotes a variance greater than 100.0%

Net Cash Provided by Operating Activities

  2008 compared with 2007

        The $26.3 million increase in cash provided by operating activities was primarily due to the following factors:

  •
  an increase in other current liabilities of $113.9 million in 2008, primarily due to the following:

  •
  a decrease in cash used for income taxes payable of $93.4 million in 2008. Income tax payments were $90.7 million in 2008 compared with $201.8 million in 2007. The decrease in income tax payments in 2008 primarily resulted from lower estimated taxable income for 2008; and

  •
  an increase in accrued restructuring costs of $43.6 million in 2008, primarily reflecting additional net accrued termination costs recorded in connection with the Company's cost reduction program and, to a lesser extent, its global manufacturing strategy in 2008;

    partially offset by:

    •
    a decrease in accrued payroll of $23.0 million in 2008, primarily reflecting lower management incentive compensation in 2008; and

  •
  the utilization of $80.0 million available to the Company under its accounts receivable securitization program in 2008 as discussed above.

        These items were partially offset by:

  •
  a decrease in net earnings adjusted for non-cash items of $118.0 million in 2008; and

  •
  an increase in cash used for accounts payable of $45.6 million in 2008, primarily due to the timing of payments.

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

        partially offset by:

  •
  an increase in net earnings adjusted for non-cash activity of $67.7 million.

Net Cash Used in Investing Activities

  2008 compared with 2007

        The $97.4 million decrease in cash used for investing activities was primarily due to the following:

  •
  a decrease in cash used for acquisitions of $73.3 million in 2008. See Note 20, "Acquisitions and Divestiture," of Notes to Consolidated Financial Statements for further details of the Company's acquisitions in 2008 and 2007; and

  •
  a decrease of $30.1 million in capital expenditures in 2008, primarily due to the timing of the completion of some new capacity projects in 2008.

        These items were partially offset by cash received of $36.0 million in 2007 from the Polymask transaction.

        The Company expects to continue to invest capital as it deems appropriate to expand its business, to maintain or replace depreciating property, plant and equipment, to acquire new manufacturing technology and to improve productivity. Taking into account a reduction of capital expenditures in 2009 for the Company's global manufacturing strategy, as the Company has substantially completed the construction phase associated with this program in 2008 with the completion of three new plants in emerging markets regions, the Company expects total capital expenditures in 2009 to be in the range of $100.0 million to $125.0 million. This projected range is comparable to the level of capital expenditures incurred prior to implementing the Company's global manufacturing strategy in 2006. This projection is based upon the Company's capital expenditure budget for 2009, the status of approved but not yet completed capital projects, anticipated future projects including the implementation of the Company's global manufacturing strategy and historic spending trends.

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

        partially offset by:

  •
  $36.0 million of cash received in 2007 from the PolyMask transaction; and

  •
  a reduction in cash used for businesses acquired of $20.4 million in 2007, primarily due to the Company using an aggregate of $32.9 million of cash to acquire Alga Plastics in August 2007 and Pack Tiger in January 2007 and $51.7 million of cash to acquire Nelipak in January 2006 and Entapack in July 2006.

Net Cash Used in Financing Activities

  2008 compared with 2007

        The $503.4 million increase in cash used for financing activities was primarily due to the following:

  •
  an increase in net long-term debt repayments of $389.9 million in 2008, primarily due to the retirement of the Company's 5.375% Senior Notes with a face value of $300.0 million in April 2008 and the purchase of $90.6 million in aggregate principal amount of the 6.95% Senior Notes, discussed above;

  •
  an increase in cash used for the repurchase of the Company's common stock of $88.3 million in 2008, as discussed below; and

  •
  an increase in cash used for the payment of common stock dividends of $11.8 million in 2008, primarily due to the increase in dividends paid per common share in 2008.

  2007 compared with 2006

        The $290.5 million decrease in cash used for financing activities was primarily due to the following:

  •
  net debt proceeds of $11.4 million in 2007 compared with net debt repayments of $251.8 million in 2006. Net debt proceeds in 2007 include net proceeds from short-term borrowings of $15.8 million, partially offset by the net repayment of $4.4 million of long-term debt. The net debt repayments in 2006 primarily consist of $251.7 million due to the retirement of the 5.625% Euro notes in July 2006 and repayment of $8.0 million of the debt assumed in the Nelipak acquisition, partially offset by net proceeds from long-term debt of $23.6 million; and

  •
  a decrease in cash used in 2007 for the repurchase of the Company's common stock, as discussed below;

        partially offset by:

  •
  higher cash payments for dividends on the Company's common stock of $16.0 million in 2007 compared with 2006, primarily due to the increase in the cash dividend per common share in 2007.

Repurchases of Capital Stock

        During 2008, the Company repurchased 4,024,400 shares of its common stock, par value $0.10 per share, in open market purchases at a cost of $95.1 million. The average price per share of these common stock repurchases was $23.64. During 2007, the Company repurchased 216,000 shares of its common stock in open market purchases at a cost of $6.8 million. The average price per share of these common stock repurchases was $31.58. In 2006, the Company repurchased 2,098,400 shares of its common stock, par value $0.10 per share, in open market purchases at a cost of $52.4 million. All repurchases have been adjusted for the two-for-one stock split in March 2007.

        The Company made the share repurchases in 2008 under the share repurchase program adopted by the Company's Board of Directors in August 2007. The Board of Directors authorized the Company to repurchase in the aggregate up to 20 million shares of its issued and outstanding common stock. This program replaced the Company's prior share repurchase program, which was terminated in August 2007. The new program has no set expiration date, and the Company may from time to time continue to repurchase its common stock. See Item 5, "Issuer Purchases of Equity Securities," for further information on the share repurchase program.

        The 2007 and 2006 share repurchases were made under the Company's prior share repurchase program.

Changes in Working Capital

        At December 31, 2008, working capital (current assets less current liabilities) was $50.5 million compared with $194.5 million at December 31, 2007. The $144.0 million decrease in the Company's working capital during 2008 resulted primarily from the following:

  •
  a decrease in cash and cash equivalents of $301.4 million in 2008. See, "Analysis of Historical Cash Flows" above for a discussion of major factors that contributed to this decrease;

  •
  a decrease in receivables, net, of $107.0 million, primarily due to the sale of undivided ownership interests of $80.0 million under the Company's accounts receivables securitization program and the effect of foreign currency translation of $58.4 million. These items were partially offset by higher receivables balances in North America;

  •
  an increase in accrued restructuring costs of $42.5 million related to the termination benefits incurred in connection with the Company's cost reduction and productivity program and global manufacturing strategy; and

  •
  an increase in accrued interest related to the Settlement agreement of $36.9 million.

        The items above were partially offset by the following items:

  •
  a decrease in current portion of long-term debt of $152.2 million in 2008. This decrease was primarily due to the following:

  •
  the retirement of the Company's 5.375% Senior Notes with a face value of $300.0 million in April 2008;

  •
  the repurchase of $90.6 million of the Company's 6.95% Senior Notes in a cash tender offer in December 2008, offset by the reclassification of the Company's 6.95% Senior Notes with a face value of $227.3 million, prior to the repurchase, from long-term debt;

  •
  an increase in current deferred tax assets of $118.1 million, primarily reflecting the reclassification of a portion of the Company's deferred tax asset related to the Settlement agreement from non-current deferred tax assets. This reclassification primarily represents the tax benefit that the Company would expect to receive for the carryback of the net operating loss that would be generated assuming the Settlement agreement payment is made in 2009;

  •
  a decrease in accrued salaries, wages and related costs of $30.4 million, primarily due to the reduction in management incentive compensation discussed above.

Current and Quick Ratios

        The ratio of current assets to current liabilities, known as the current ratio, was 1.0 at December 31, 2008 and 1.1 at December 31, 2007. The ratio of current assets less inventory to current liabilities, known as the quick ratio, was 0.7 at December 31, 2008 and 0.8 at December 31, 2007.

Derivative Financial Instruments

Interest Rate Swaps

        The information set forth in Part II, Item 8 of this Annual Report on Form 10-K in Note 12, "Derivatives and Hedging Activities," of Notes to Consolidated Financial Statements under the caption "Interest Rate Swaps" is incorporated herein by reference.

Foreign Currency Forward Contracts

        At December 31, 2008, the Company was party to foreign currency forward contracts, which did not have a significant impact on the Company's liquidity.

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

Shareholders' Equity

        The Company's shareholders' equity was $1,924.6 million at December 31, 2008 and $2,019.6 million at December 31, 2007. Shareholders' equity decreased $95.0 million, or 4.7%, in 2008 compared with 2007 primarily due to the following:

  •
  negative foreign currency translation of $118.4 million in 2008;

  •
  repurchases of common stock at a cost of $95.1 million in 2008; and

  •
  dividends paid on common stock of $76.4 million in 2008;

        partially offset by:

  •
  net earnings of $179.9 million in 2008; and

  •
  the amortization of deferred compensation of $16.1 million related to the Company's contingent stock plan.

Recently Issued Statements of Financial Accounting Standards, Accounting Guidance and Disclosure Requirements

        The Company is subject to numerous recently issued statements of financial accounting standards, accounting guidance and disclosure requirements. Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements," of Notes to Consolidated Financial Statements, which is contained in Part II, Item 8 of this Annual Report on Form 10-K, describes these new accounting pronouncements and the Company's application of the provisions of Staff Accounting Bulletin No. 108 and is incorporated herein by reference.

Critical Accounting Policies and Estimates

        The Company's discussion and analysis of its consolidated financial position and results of operations are based upon its consolidated financial statements, which are prepared in accordance with U.S. GAAP. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.

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

        The Company believes the following accounting policies are critical to its business operations and the understanding of its consolidated results of operations and affect the more significant judgments and estimates used in the preparation of its consolidated financial statements. The critical accounting policies discussed below should be read together with the Company's significant accounting policies set forth in "Recent Accounting Pronouncements," of Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements," of Notes to Consolidated Financial Statements.

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

        Assumptions and estimates used in the determination of impairment losses, such as future cash flows, which are based on operational performance, market conditions and other factors, and disposition costs, may affect the carrying value of long-lived assets and result in possible impairment expense in the Company's consolidated financial statements. As assumptions and estimates change in the future, the Company may be required to record an impairment charge.

        Goodwill—In accordance with SFAS No. 142, goodwill is reviewed for possible impairment at least annually during the fourth quarter of each fiscal year. A review of goodwill may be initiated prior to or after conducting the annual analysis if events or changes in circumstances indicate that the carrying value of goodwill may potentially be no longer recoverable. The Company uses a fair value approach to test goodwill for impairment. The Company must recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. The Company derives an estimate of fair values for each of the Company's reporting units using a combination of an income approach and two market approaches, each based on an applicable weighting. The Company assesses the applicable weighting based on such factors as current market conditions and the quality and reliability of the data. Absent an indication of fair value from a potential buyer or similar specific transactions, the Company believes that the use of these methods provides a reasonable estimate of a reporting unit's fair value. Fair value computed by these methods is arrived at using a number of factors, including projected future operating results, anticipated future cash flows, comparable marketplace data within a consistent industry grouping, and the cost of capital. There are inherent uncertainties, however, related to these factors and to the Company's judgment in applying them to this analysis. Nonetheless, the Company believes that the combination of these methods provides a reasonable approach to estimate the fair value of the Company's reporting units. Assumptions for sales, earnings and cash flows for each reporting unit were consistent among these methods.

        The income approach is based upon the present value of expected cash flows. Expected cash flows are converted to present value using factors that consider the timing and risk of the future cash flows. The estimate of cash flows used is prepared on an unleveraged debt-free basis. The discount rate reflects a market-derived weighted average cost of capital. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit's expected long-term operating and cash flow performance. The projections are based upon the Company's best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital.

        The Company uses two market approaches. The first market approach estimates the fair value of the reporting unit by applying EBITDA multiples to the reporting unit's operating performance. The EBITDA multiples are derived from comparable publicly-traded companies with similar investment characteristics to the reporting unit. The Company believes that this approach is appropriate because it provides a fair value estimate using multiples from entities with operations and economic characteristics comparable to its reporting units and the Company. The second market approach is based on the publicly traded common shares of the Company and the estimate of fair value of the reporting unit is based on the applicable EBITDA multiples of the Company. The key estimates and assumptions that are used to determine fair value under the two market approaches includes trailing and future 12-month EBITDA results, as applicable. Under both market approaches, a control premium is applied to the calculated equity values to adjust the public trading value upward for a 100% ownership interest, where applicable.

        See Note 9, "Goodwill and Identifiable Intangible Assets," of Notes to Consolidated Financial Statements for details of the Company's goodwill balance and the goodwill review performed in 2008 and other related information.

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

        The projected benefit obligation and the net periodic benefit cost are based on third-party actuarial assumptions and estimates that are reviewed by management on an annual basis. The principal assumptions concern the discount rate used to measure the projected benefit obligation, the expected future rate of return on plan assets and the expected rate of future compensation increases. The Company revises these assumptions based on an annual evaluation of long-term trends and market conditions that may have an impact on the cost of providing retirement benefits. In determining the discount rate, the Company utilizes market conditions and other data sources management considers reasonable based upon the profile of the remaining service life of eligible employees. The expected long-term rate of return on plan assets is determined by taking into consideration the weighted-average expected return on the Company's asset allocation, asset return data, historical return data, and the economic environment. The Company believes these considerations provide the basis for reasonable assumptions of the expected long-term rate of return on plan assets. The rate of compensation increase is based on the Company's long-term plans for such increases. The measurement date used to determine the benefit obligation and plan assets is December 31. At December 31, 2008, the projected benefit obligation for U.S. pension plans was $53.9 million and the net periodic benefit cost for the year ended December 31, 2008 was $2.9 million. At December 31, 2008, the projected benefit obligation for international pension plans was $237.8 million and the net periodic benefit cost for the year ended December 31, 2008 was $14.1 million.

        In general, material changes to the principal assumptions could have a material impact on the costs and liabilities recorded under SFAS No. 158. A 25 basis point change in the assumed discount rate and a 100 basis point change in the expected long-term rate of return on plan assets would have resulted in the following increases (decreases) on the projected benefit obligation at December 31, 2008 and the expected net periodic benefit cost for the year ended December 31, 2009 (in millions).

	25 Basis Point Increase	25 Basis Point Decrease
United States
Discount Rate
Effect on 2008 projected benefit obligation	$(1.7)	$1.8
Effect on 2009 expected net periodic benefit cost	(0.1)	0.1

	100 Basis Point Increase	100 Basis Point Decrease
Return on Assets
Effect on 2009 expected net periodic benefit cost	$(0.3)	$0.3

	25 Basis Point Increase	25 Basis Point Decrease
International
Discount Rate
Effect on 2008 projected benefit obligation	$(7.7)	$8.1
Effect on 2009 expected net periodic benefit cost	(1.1)	0.8

	100 Basis Point Increase	100 Basis Point Decrease
Return on Assets
Effect on 2009 expected net periodic benefit cost	$(1.6)	$1.6

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

Summarized Quarterly Financial Information (Unaudited, in millions, except share data)

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,177.4	$1,278.8	$1,219.0	$1,168.3
Gross profit	305.1	330.2	293.7	307.6
Net earnings	60.8	62.6	9.2	47.3
Basic net earnings per common share	$0.38	$0.40	$0.06	$0.30

Diluted net earnings per common share	$0.33	$0.34	$0.05	$0.26

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,094.7	$1,145.4	$1,160.9	$1,250.2
Gross profit	314.2	323.3	320.1	343.5
Net earnings	127.0	73.9	72.4	79.7
Basic net earnings per common share	$0.79	$0.46	$0.45	$0.50

Diluted net earnings per common share	$0.67	$0.40	$0.39	$0.43

Non-GAAP Information

        The Company's management from time to time presents information that does not conform to U.S. GAAP, including changes in net sales excluding the effects of foreign currency translation, the net impact of a business acquisition in 2008 and certain sales related to acquisitions. The Company's management uses changes in net sales excluding the items above to measure the performance of the Company's operations and to aid in the comparison of results. Thus, management believes that this information may be useful to investors. Such measures are also among the criteria upon which performance-based compensation may be determined.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices, which may adversely affect its consolidated financial position and results of operations. The Company seeks to minimize these risks through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company does not purchase, hold or sell derivative financial instruments for trading purposes.

Interest Rates

        From time to time, the Company may use interest rate swaps, collars or options to manage its exposure to fluctuations in interest rates.

        The Company's interest rate swaps are described in Note 12, "Derivatives and Hedging Activities," of Notes to Consolidated Financial Statements, which is contained in Part II, Item 8 of this Annual Report on Form 10-K and in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Derivative Financial Instruments—Interest Rate Swaps" contained in Part II, Item 7 of this Annual Report on Form 10-K. Such information is incorporated herein by reference.

        At December 31, 2008 and 2007, the Company had no interest rate collars or options outstanding. The Company had no interest rate swaps outstanding at December 31, 2008.

        The carrying value of the Company's total debt, which includes the impact of outstanding interest rate swaps in 2007, was $1,479.0 million at December 31, 2008 and $1,871.8 million at December 31, 2007. The Company's fixed rate debt, including the impact of interest rate swaps in 2007, was $1,430.9 million at December 31, 2008 and $1,526.1 million at December 31, 2007. The fair value of the Company's fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total debt, including the impact of outstanding interest rate swaps in 2007, was $1,204.8 million at December 31, 2008 compared with $1,818.4 million at December 31, 2007. A hypothetical 10% decrease in interest rates would result in an increase of $74.1 million in the fair value of the total debt balance at December 31, 2008. These changes in the fair value of the Company's fixed rate debt do not alter the Company's obligations to repay the outstanding principal amount of such debt.

        See Note 13, "Fair Value Measurements and Financial Instruments," of Notes to Consolidated Financial Statements for details of the methodology and inputs used to determine the fair value of the Company's fixed rate debt in accordance with SFAS No. 157, "Fair Value Measurements."

Foreign Exchange Rates

        The Company uses foreign currency forward contracts to fix the amount payable on transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at December 31, 2008 would have caused the Company to pay approximately $37.2 million to terminate these contracts.

        The Company's foreign currency forward contracts are described in Note 12, "Derivatives and Hedging Activities," of Notes to Consolidated Financial Statements, which is contained in Part II, Item 8 and in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Derivative Financial Instruments—Foreign Currency Forward Contracts" contained in Part II, Item 7 of this Annual Report on Form 10-K. Such information is incorporated herein by reference.

        The Company may use other derivative instruments from time to time, such as foreign exchange options to manage exposure due to foreign exchange rates and interest rate and currency swaps related to access to additional sources of international financing. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At December 31, 2008 and 2007, the Company had no foreign exchange options or interest rate and currency swap agreements outstanding.

        The Company's outstanding debt is generally denominated in the functional currency of the borrowing subsidiary. The Company believes that this enables it to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $48.5 million at December 31, 2008 and $49.2 million at December 31, 2007.

Available-for-Sale Investments

        The Company's available-for-sale investments, consisting of auction rate securities at December 31, 2008 and 2007, are exposed to market risk related to changes in conditions in the U.S. financial markets and in the financial condition of the issuers of these securities. The Company's investment in auction rate securities at December 31, 2008 and 2007 had an original cost of $44.7 million.

        These auction rate securities consisted of two contingent capital securities that were converted into perpetual preferred stock of Ambac Assurance Corporation ("AMBAC"), the issuer, in December 2008, and three debt instruments individually issued by Primus Financial Products LLC (maturity date 2021), River Lake Insurance Company, a wholly-owned subsidiary of Genworth Financial, Inc. (maturity date 2033) and Ballantyne Re Plc (maturity date 2036). These five securities historically were re-auctioned every twenty-eight days, which had provided a liquid market for them. However, as a result of continuing liquidity concerns affecting capital markets, particularly in the U.S., specifically for asset-backed securities, every auction held by the issuers for these auction rate securities in 2008 failed. During 2008, the Company continued to receive all interest and dividend payments, totaling $2.2 million, when due.

        The Company accounts for these investments as available-for-sale investments and reviews them for impairment in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity

Securities," and other related guidance issued by the FASB and the SEC. During its impairment review, the Company has evaluated the following:

  •
  in the fourth quarter of 2008, the rating agencies lowered the credit rating on all of the issuers;

  •
  the timeliness and level of interest and dividend payments received from the issuers;

  •
  the duration and severity in the decline in the estimated fair market value of these securities;

  •
  the exercise of AMBAC's put option, which converted the two contingent capital securities into non-cumulative perpetual preferred stock of AMBAC Assurance in December 2008;

  •
  AMBAC's cancellation of dividends on its common stock in December 2008;

  •
  Ballantyne's notification in January 2009 that it was unable to fully fund its upcoming interest payments. As a result, Ballantyne exercised its option to rely on the insurance protection provided to it by AMBAC (UK), the issuer of an insurance wrap on this debt instrument held by the Company; and

  •
  the ability and intent of the Company to hold these securities for a reasonable period of time sufficient for a recovery of their original cost.

        Based on the evaluation discussed above, the Company has determined that all of the securities incurred an other than temporary decline in fair market value during 2008. As a result, the Company recorded an other than temporary impairment of the market value of these securities of $34.0 million ($21.8 million, net of taxes) and established a new cost basis of $10.7 million for these securities at December 31, 2008.

        The Company's available-for-sale investments are described in more detail in Note 5, "Available-for-Sale Investments," of Notes to Consolidated Financial Statements.

Customer Credit

        The Company is exposed to credit risk from its customers. In the normal course of business the Company extends credit to its customers if they satisfy pre-defined credit criteria. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. An additional allowance may be required if the financial condition of the Company's customers deteriorates. The allowance for doubtful accounts is maintained at a level that management assesses to be appropriate to absorb estimated losses in the accounts receivable portfolio.

        The Company's customers may default on their obligations to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. Despite uncertainties surrounding current global economic conditions and levels of credit risk, as of December 31, 2008, the Company has not experienced a significant change in its customers' payment patterns or defaults. The Company's provision for bad debt expense was $9.3 million in 2008 and $2.9 million in 2007.

Pensions

        Recent market conditions have resulted in an unusually high degree of volatility and increased risks and short-term liquidity concerns associated with some of the plan assets held by the Company's defined benefit pension plans, which have impacted the performance of some of the plan assets. Based upon the annual valuation of the Company's defined benefit pension plans at December 31, 2008 the Company expects its net periodic benefit costs to increase to approximately $20.0 million in 2009 compared with $17.0 million in 2008. See Note 14, "Employee Benefits and Incentive Programs," of Notes to Consolidated Financial Statements for further details on the Company's defined benefit pension plans.

Commodities

        The Company uses various commodity raw materials such as plastic resins and energy products such as electric power and natural gas in conjunction with its manufacturing processes. Generally, the Company acquires these components at market prices in the region in which they will be used and does not use financial instruments to hedge commodity prices. Moreover, the Company's supply chain team seeks to maintain appropriate levels of commodity raw material inventories thus minimizing the expense and risks of carrying excess inventories. The Company does not typically purchase substantial quantities in advance of production requirements. As a result, the Company is exposed to market risks related to changes in commodity prices of these components.

Item 8.    Financial Statements and Supplementary Data

        The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report.

Sealed Air Corporation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Sealed Air Corporation:

        We have audited the accompanying consolidated balance sheets of Sealed Air Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II—valuation and qualifying accounts and reserves. We also have audited Sealed Air Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sealed Air Corporation's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sealed Air Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Sealed Air Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Short Hills, New Jersey
March 2, 2009

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in millions, except share data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$128.9	$430.3
Receivables, net of allowance for doubtful accounts of $19.5 in 2008 and $16.2 in 2007	682.8	789.8
Inventories	564.3	581.7
Prepaid expenses and other current assets	66.2	21.9
Deferred tax assets	230.5	112.4

Total current assets	1,672.7	1,936.1
Property and equipment, net	1,051.4	1,080.1
Goodwill	1,938.1	1,969.7
Non-current deferred tax assets	84.1	163.2
Non-current investments—available-for-sale securities	10.7	40.8
Other assets, net	229.0	248.4

Total assets	$4,986.0	$5,438.3

Liabilities and shareholders' equity
Current liabilities:
Short-term borrowings	$37.6	$36.5
Current portion of long-term debt	151.5	303.7
Accounts payable	277.2	316.3
Deferred tax liabilities	11.3	12.1
Settlement agreement and related accrued interest	707.8	670.9
Accrued restructuring costs	49.4	6.9
Other current liabilities	387.4	395.2

Total current liabilities	1,622.2	1,741.6
Long-term debt, less current portion	1,289.9	1,531.6
Non-current deferred tax liabilities	5.8	9.9
Other liabilities	143.5	135.6

Total liabilities	3,061.4	3,418.7
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2008 and 2007	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 168,111,815 in 2008 and 167,741,721 in 2007; shares outstanding; 157,882,527 in 2008 and 161,627,030 in 2007	16.8	16.8
Common stock reserved for issuance related to Settlement agreement, $0.10 par value per share, 18,000,000 shares in 2008 and 2007	1.8	1.8
Additional paid-in capital	1,102.5	1,086.1
Retained earnings	1,364.3	1,260.8
Common stock in treasury, 10,229,288 shares in 2008 and 6,114,691 shares in 2007	(383.2)	(286.9)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(60.2)	(58.2)
Cumulative translation adjustment	(122.4)	(4.0)
Unrealized gain on derivative instruments	5.0	5.6
Unrealized losses on available-for-sale securities	—	(2.4)

Total accumulated other comprehensive loss, net of taxes	(177.6)	(59.0)

Total shareholders' equity	1,924.6	2,019.6

Total liabilities and shareholders' equity	$4,986.0	$5,438.3

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in millions, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Net sales:
Food Packaging	$1,969.4	$1,882.9	$1,740.6
Food Solutions	988.3	944.7	843.0
Protective Packaging	1,480.3	1,506.9	1,476.1
Other	405.5	316.7	268.2

Total net sales	4,843.5	4,651.2	4,327.9
Cost of sales	3,606.9	3,350.1	3,087.8

Gross profit	1,236.6	1,301.1	1,240.1
Marketing, administrative and development expenses	755.0	750.2	701.1
Restructuring and other charges	85.1	1.6	12.9

Operating profit	396.5	549.3	526.1
Interest expense	(128.1)	(140.6)	(148.0)
Gain on sale of equity method investment	—	35.3	—
Impairment of available-for-sale securities	(34.0)	—	—
Other (expense) income, net	(12.1)	12.0	22.0

Earnings before income tax provision	222.3	456.0	400.1
Income tax provision	42.4	103.0	126.0

Net earnings	$179.9	$353.0	$274.1

Net earnings per common share:
Basic	$1.14	$2.21	$1.70

Diluted	$0.99	$1.89	$1.47

Dividends per common share	$0.48	$0.40	$0.30

Weighted average number of common shares outstanding:
Basic	157.6	160.0	160.8

Diluted	189.3	191.3	192.0

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

(in millions)

	Common Stock	Common Stock Reserved for Issuance Related to the Settlement agreement	Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Treasury Common Stock	Total
Balance at January 1, 2006	$8.6	$0.9	$1,075.5	$715.1	$(17.8)	$(168.2)	$(222.0)	$1,392.1
Adjustment for the cumulative effect on prior years of the application of SAB No. 108, net of tax	—	—	—	31.8	—	—	—	31.8
Adjustment for the adoption of SFAS No. 123 (revised)	—	—	(17.8)	—	17.8	—	—	—
Effect of contingent stock transactions, net	—	—	15.2	—	—	—	(3.8)	11.4
Shares issued for non-cash compensation	—	—	0.3	—	—	—	—	0.3
Pre-paid royalties to a non-employee	—	—	(0.2)	—	—	—	—	(0.2)
Exercise of stock options	—	—	2.9	—	—	—	—	2.9
Purchase of common stock	—	—	—	—	—	—	(52.4)	(52.4)
Minimum pension liability, net of taxes	—	—	—	—	—	0.9	—	0.9
Foreign currency translation	—	—	—	—	—	99.0	—	99.0
Unrecognized loss on derivative instruments, net of taxes	—	—	—	—	—	(0.7)	—	(0.7)
Adjustment for the cumulative effect of the adoption of SFAS No. 158, net of tax	—	—	—	—	—	(55.8)	—	(55.8)
Net earnings	—	—	—	274.1	—	—	—	274.1
Dividends on common stock	—	—	—	(48.6)	—	—	—	(48.6)

Balance at December 31, 2006	$8.6	$0.9	$1,075.9	$972.4	$—	$(124.8)	$(278.2)	$1,654.8
Additional shares available due to two-for-one common stock split	8.1	0.9	(9.0)	—	—	—	—	—
Effect of contingent stock transactions, net	0.1	—	17.0	—	—	—	(1.9)	15.2
Shares issued for non-cash compensation	—	—	1.5	—	—	—	—	1.5
Exercise of stock options	—	—	0.7	—	—	—	—	0.7
Purchase of common stock	—	—	—	—	—	—	(6.8)	(6.8)
Recognition of deferred pension items, net of taxes	—	—	—	—	—	2.0	—	2.0
Foreign currency translation	—	—	—	—	—	66.7	—	66.7
Unrecognized loss on derivative instruments, net of taxes	—	—	—	—	—	(0.5)	—	(0.5)
Unrecognized losses on available-for-sale securities, net of taxes	—	—	—	—	—	(2.4)	—	(2.4)
Net earnings	—	—	—	353.0	—	—	—	353.0
Dividends on common stock	—	—	—	(64.6)	—	—	—	(64.6)

Balance at December 31, 2007	$16.8	$1.8	$1,086.1	$1,260.8	$—	$(59.0)	$(286.9)	$2,019.6
Effect of contingent stock transactions, net	—	—	16.1	—	—	—	(1.2)	14.9
Shares issued for non-cash compensation	—	—	0.3	—	—	—	—	0.3
Purchases of common stock	—	—	—	—	—	—	(95.1)	(95.1)
Recognition of deferred pension items, net of taxes	—	—	—	—	—	(2.0)	—	(2.0)
Foreign currency translation	—	—	—	—	—	(118.4)	—	(118.4)
Unrecognized loss on derivative instruments, net of taxes	—	—	—	—	—	(0.6)	—	(0.6)
Unrecognized losses on available-for-sale securities, net of taxes, reclassified to net earnings	—	—	—	—	—	2.4	—	2.4
Net earnings	—	—	—	179.9	—	—	—	179.9
Dividends on common stock	—	—	—	(76.4)	—	—	—	(76.4)

Balance at December 31, 2008	$16.8	$1.8	$1,102.5	$1,364.3	$—	$(177.6)	$(383.2)	$1,924.6

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net earnings	$179.9	$353.0	$274.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	171.5	166.3	168.0
Amortization of senior debt related items and other	1.6	2.5	2.8
Impairment of available-for-sale securities	34.0	—	—
Deferred taxes, net	(39.5)	(28.5)	(44.7)
Gain on sale of equity method investment	—	(35.3)	—
Loss on sale of small product line	—	6.8	—
Net (gain) loss on disposals of property and equipment and other	(0.6)	0.1	(3.0)
Changes in operating assets and liabilities, net of effects of businesses and certain assets acquired:
Receivables, net	(31.3)	(20.9)	(7.4)
Accounts receivable securitization program	80.0	—	—
Inventories	(23.6)	(49.3)	(33.6)
Other current assets	(40.0)	(0.9)	(4.8)
Other assets, net	(13.0)	(0.2)	5.7
Accounts payable	(28.8)	16.8	15.6
Other current liabilities	92.8	(21.1)	56.6
Other liabilities	21.4	(11.2)	3.6

Net cash provided by operating activities	404.4	378.1	432.9

Cash flows from investing activities:
Capital expenditures for property and equipment	(180.7)	(210.8)	(167.9)
Purchases of available-for-sale securities	—	(388.3)	(273.6)
Sales of available-for-sale securities	—	377.5	283.7
Businesses acquired in purchase transactions, net of cash and cash equivalents acquired	(2.9)	(32.9)	(53.3)
Acquisition of certain assets	—	(43.3)	—
Proceeds from sale of equity method investment	—	36.0	—
Proceeds from sales of property and equipment	3.9	1.9	15.6
Other investing activities	3.0	(14.2)	(7.0)

Net cash used in investing activities	(176.7)	(274.1)	(202.5)

Cash flows from financing activities:
Proceeds from long-term debt	—	1.4	25.8
Payments of long-term debt	(395.7)	(5.8)	(275.4)
Net proceeds from (payments of) short-term borrowings	5.2	15.8	(2.2)
Repurchases of common stock	(95.1)	(6.8)	(52.4)
Dividends paid on common stock	(76.4)	(64.6)	(48.6)
Proceeds from common stock option exercises	—	0.7	2.8
Payments of debt issuance costs	(0.9)	(0.2)	—

Net cash used in financing activities	(562.9)	(59.5)	(350.0)

Effect of exchange rate changes on cash and cash equivalents	33.8	12.7	36.9

Cash and cash equivalents:
Balance, beginning of period	$430.3	$373.1	$455.8
Net change during the period	(301.4)	57.2	(82.7)

Balance, end of period	$128.9	$430.3	$373.1

Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$95.1	$100.6	$116.7

Income tax payments	$90.7	$201.8	$152.6

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in millions)

	Year Ended December 31,
	2008	2007	2006
Net earnings	$179.9	$353.0	$274.1
Other comprehensive income (loss):
Recognition of deferred pension items, net of income tax benefit (provision) of $9.3 in 2008 and $(2.4) in 2007	(2.0)	2.0	—
Minimum pension liability, net of income tax provision $0.4 in 2006	—	—	0.9
Unrealized losses on derivative instruments, net of income tax benefit of $0.5 in 2008, $0.4 in 2007 and 2006	(0.6)	(0.5)	(0.7)
Unrealized losses on available-for-sale securities, reclassified to net earnings in 2008, net of income taxes of $1.5	2.4	(2.4)	—
Foreign currency translation adjustments	(118.4)	66.7	99.0

Comprehensive income	$61.3	$418.8	$373.3

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

        The Company conducts substantially all of its business through two direct wholly-owned subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US). These two subsidiaries, directly and indirectly, own substantially all of the assets of the business and conduct operations themselves and through subsidiaries around the globe. The Company adopted this corporate structure in connection with the Cryovac transaction. See "Cryovac Transaction," of Note 16, "Commitments and Contingencies," for a description of the Cryovac transaction and related terms used in these Notes to Consolidated Financial Statements.

Note 2 Summary of Significant Accounting Policies and Recent Accounting Pronouncements

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

Use of Estimates

        The preparation of the Company's consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. These estimates include, among other items, assessing the collectibility of receivables, the use and recoverability of inventory, the estimation of fair value on available-for-sale investments, assumptions used in the calculation of income taxes, useful lives and recoverability of tangible and intangible assets, assumptions used in the Company's defined benefit pension plans, estimates related to self-insurance such as the aggregate liability for uninsured claims using historical experience, insurance and actuarial estimates and estimated trends in claim values and accruals for commitments and contingencies. The Company reviews these estimates and assumptions periodically and reflects the effects of revisions in the consolidated financial statements in the period it determines any revisions to be necessary. Actual results could differ from these estimates.

Financial Instruments

        The Company may use cross currency swaps, interest rate swaps, caps and collars, U.S. Treasury lock agreements and foreign currency exchange forward contracts and options relating to the Company's borrowing and trade activities.

        The Company may use these financial instruments from time to time to manage its exposure to fluctuations in interest rates and foreign currency exchange rates. The Company does not purchase, hold or sell derivative financial instruments for trading purposes. The Company faces credit risk if the counterparties to these transactions are unable to perform their obligations. The Company's policy is to have counterparties to these contracts that are rated at least A- by Standard & Poor's and A3 by Moody's.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 2 Summary of Significant Accounting Policies and Recent Accounting Pronouncements (Continued)

        The Company reports all derivative instruments on its consolidated balance sheets in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company reports derivative instruments at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes. Prior to entering into any derivative transaction, the Company identifies the specific financial risk it faces, the appropriate hedging instrument to use to reduce the risk, and the correlation between the financial risk and the hedging instrument. The Company uses purchase orders and historical data as the basis for determining the anticipated values of the transactions to be hedged. The Company does not enter into derivative transactions that do not have a high correlation with the underlying financial risk. The Company regularly reviews its hedge positions and the correlation between the transaction risks and the hedging instruments.

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

        The Company's practice is to terminate derivative transactions if the underlying asset or liability matures or is sold or terminated, or if the Company determines the underlying forecasted transaction is no longer probable of occurring. Any deferred gains or losses associated with derivative instruments are recognized on the consolidated statements of operations over the period in which the income or expense on the underlying hedged transaction is recognized.

        See Note 12, "Derivatives and Hedging Activities," for further details.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 2 Summary of Significant Accounting Policies and Recent Accounting Pronouncements (Continued)

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

Research and Development

        The Company expenses research and development costs as incurred. Research and development costs were $85.6 million in 2008, $90.8 million in 2007 and $78.2 million in 2006. Beginning in 2007, the Company included certain expenses for technical customer support and facility occupancy costs in research and development expenses that were previously included in marketing and administrative expenses.

Stock-Based Compensation

        The Company's primary stock-based employee compensation program is its 2005 Contingent Stock Plan, which replaced the 1998 Contingent Stock Plan. See Note 17, "Shareholders' Equity," for further information on these plans.

        The Company accounts for its stock-based employee compensation program in accordance with the provisions of SFAS No. 123 (revised), "Share-Based Payment." SFAS No. 123 (revised) covers a wide range of share-based compensation arrangements and requires that the compensation cost related to these types of payment transactions be recognized in the financial statements. Compensation cost is measured based on the fair value of the equity or liability instruments issued.

Environmental Expenditures

        The Company expenses or capitalizes environmental expenditures that relate to ongoing business activities, as appropriate. The Company expenses costs that relate to an existing condition caused by past operations and which do not contribute to current or future net sales. The Company records liabilities when it determines that environmental assessments or remediation expenditures are probable and that it can reasonably estimate the cost or a range of costs associated therewith.

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

        The Company accounts for income taxes under the asset and liability method required by SFAS No. 109, "Accounting for Income Taxes," to provide income taxes on all transactions recorded in the consolidated financial statements. The Company recognizes deferred tax assets and liabilities for the future tax

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 2 Summary of Significant Accounting Policies and Recent Accounting Pronouncements (Continued)

consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax benefit carry forwards. The Company determines deferred tax assets and liabilities at the end of each period using enacted tax rates.

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

Cash and Cash Equivalents

        The Company considers highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company's policy is to invest cash in excess of short-term operating and debt service requirements in cash equivalents. Cash equivalents are stated at cost, which approximates fair value because of the short maturity of the instruments. The Company's policy is to transact with counterparties that are rated at least A- by Standard & Poor's and A3 by Moody's. The Company has cash and cash equivalents with counterparties in some countries that are rated below A- or A3. In this case, the Company tries to minimize its risk by using counterparties it already has relationships with whenever possible, diversifying the counterparty exposures and restricting the amount held by each counterparty and within the country in total.

Available-for-Sale Investments

        The Company determines the classification of its investments at the time of purchase and reassesses it as of each balance sheet date. Available-for-sale securities are marked-to-market based on quoted market values of the securities, with the unrealized gains or losses, if any, reported as a component of other comprehensive income, net of tax, until realized. The Company recognizes realized gains and losses on the sales of the securities on a specific identification method and includes the realized gains or losses in other income, net, in the consolidated statements of operations. The Company includes interest and dividends on securities classified as available-for-sale in other (expense) income, net, in the consolidated statements of operations.

        The Company's available-for-sale investments at December 31, 2008 and 2007 consisted of auction rate securities, which were classified as non-current assets. The Company accounts for its investments in auction rate securities and reviews them for impairment in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and other related guidance issued by the FASB and the SEC. See Note 5, "Available-for-Sale Investments," for further discussion of the Company's auction rate securities investments.

Accounts Receivable Securitization

        The Company's two primary U.S. operating subsidiaries are party to an accounts receivable securitization program under which they sell eligible U.S. accounts receivable to an indirectly wholly-owned subsidiary of the Company that was formed for the sole purpose of entering into this program. The wholly-owned subsidiary in turn may sell an undivided ownership interest in these receivables to a participating bank or an issuer of commercial paper administered by the participating bank. The wholly-owned subsidiary retains the receivables it purchases from the two operating subsidiaries, except those as to which it sells an interest to a bank or to an issuer of commercial paper. If the wholly-owned subsidiary sells undivided ownership interests in receivables, the Company removes the transferred ownership interest amounts from its

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 2 Summary of Significant Accounting Policies and Recent Accounting Pronouncements (Continued)

balance sheet at the time of the sale and reflects the proceeds from the sale in cash provided by operating activities in the consolidated statements of cash flows.

        The Company reflects retained receivables in receivables, net, on its consolidated balance sheets, and the carrying amounts thereof approximate fair value because of the relatively short-term nature of the receivables. The Company reflects costs associated with the sale of receivables in other (expense) income, net, in the consolidated statements of operations.

Receivables, net

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

Property and Equipment, net

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

Goodwill and Identifiable Intangible Assets

        Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired and liabilities assumed in business combinations. The Company reflects identifiable intangible assets in other assets, net, on its consolidated balance sheets. These assets consist primarily of patents, licenses, trademarks, customer lists and relationships and non-compete agreements. The Company amortizes identifiable intangible assets over the shorter of their stated or statutory duration or their estimated useful lives, generally ranging from 3 to 15 years, on a straight-line basis to their estimated residual values and reviews these intangible assets for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Identifiable intangible assets in the aggregate comprise less than 5% of the Company's consolidated assets.

        The Company uses the purchase method of accounting for all business combinations and does not amortize goodwill and intangible assets with indefinite useful lives. Intangible assets with indefinite useful lives are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is reviewed for possible impairment at least annually at a

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 2 Summary of Significant Accounting Policies and Recent Accounting Pronouncements (Continued)

reporting unit level during the fourth quarter of each fiscal year. A review of goodwill may be initiated prior to or after conducting the annual analysis if events or changes in circumstances indicate that the carrying value of goodwill may potentially be no longer recoverable.

        A reporting unit is the operating segment unless, at businesses one level below that operating segment—the "component" level—discrete financial information is prepared and regularly reviewed by management, and the component has economic characteristics that are different from the economic characteristics of the other components of the operating segment, in which case the component is the reporting unit. The Company uses a fair value approach to test goodwill for impairment. The Company must recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. The Company derives an estimate of fair values for each of the Company's reporting units using a combination of an income approach, which uses forecasted earnings and cash flows, and two market approaches, one of which uses comparisons to other businesses and the other of which uses the market value of the Company's publicly traded common stock, each based on an applicable weighting.

        See Note 9, "Goodwill and Identifiable Intangible Assets," for further discussion of the Company's goodwill.

Long-Lived Assets

Impairment and Disposal of Long-Lived Assets

        The Company periodically reviews long-lived assets other than goodwill for impairment whenever there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company recognizes impairments when the expected future undiscounted cash flows derived from long-lived assets are less than their carrying value. For these cases, the Company recognizes losses in an amount equal to the difference between the fair value and the carrying amount. The Company records assets to be disposed of by sale or abandonment, where management has the current ability to remove these assets from operations, at the lower of carrying amount or fair value less cost of disposition. The Company suspends depreciation for these assets during the disposal period, which is generally less than one year. Assumptions and estimates used in the determination of impairment losses, such as future cash flows, which are based on operational performances, market conditions and other factors and disposition costs, may affect the carrying value of long-lived assets and possible impairment expense in the Company's consolidated financial statements.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 2 Summary of Significant Accounting Policies and Recent Accounting Pronouncements (Continued)

Pensions

        The Company maintains and is a participating employer in a non-contributory profit sharing plan and contributory thrift and retirement savings plan in which most U.S. employees of the Company are eligible to participate. For a limited number of its U.S. employees and for some of its non-U.S. employees, the Company maintains defined benefit pension plans. The Company accounts for these pension plans in accordance with SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." SFAS No. 158 requires actuarial gains and losses, prior service costs and credits, and transition assets and obligations to be recognized as components of accumulated other comprehensive income. The Company continues to apply the recognition and amortization provisions of SFAS No. 87, "Employer's Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for the components of the Company's net periodic benefit cost.

        The Company reviews and approves the assumptions made by its actuaries regarding the valuation of benefit obligations and performance of plan assets. The principal assumptions concern the discount rate used to measure future obligations, the expected future rate of return on plan assets, the expected rate of future compensation increases and various other actuarial assumptions. The measurement date used to determine the benefit obligations and the plan assets is December 31. In general, significant changes to these assumptions could have a material impact on the costs and liabilities recorded under SFAS No. 158.

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

        In calculating diluted net earnings per common share, the Company's calculation of the diluted weighted average number of common shares outstanding provides for the following items if their inclusion is dilutive: (1) the effect of conversion of the Company's 3% Convertible Senior Notes due June 2033 due to the application of EITF No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," (2) the effect of the assumed issuance of 18 million shares of common stock reserved for the Settlement agreement referred to in Note 16, "Commitments and Contingencies," under the caption "Settlement agreement and Related Costs," and (3) the effect of non-vested restricted stock and non-vested restricted stock units using the treasury stock method. In accordance with the provisions of SFAS No. 128, the SLO and PSU awards discussed in Note 17, "Shareholders' Equity," have been excluded from the diluted weighted average number of common shares outstanding in 2008 as they are contingently issuable shares that had not met the performance conditions as of December 31, 2008.

Recent Accounting Pronouncements

Adopted in 2008

  SFAS No. 157

        In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," or SFAS No. 157. On January 1, 2008, the Company adopted SFAS No. 157, which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position 157-2, or FSP 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 2 Summary of Significant Accounting Policies and Recent Accounting Pronouncements (Continued)

in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 for the Company to January 1, 2009 for items within the scope of this FSP. This FSP is not expected to have an impact on the Company's consolidated financial position or results of operations. See Note 13, "Fair Value Measurements and Financial Instruments," for further discussion and disclosures presented in connection with the Company's adoption of SFAS No. 157, which had no impact on the Company's consolidated financial position or results of operations.

  FSP No. FAS 157-3

        In October 2008, the FASB issued FASB Staff Position on SFAS No. 157, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active," or FSP 157-3. FSP 157-3 clarifies how SFAS 157 should be applied when valuing securities in markets that are not active by illustrating key considerations in determining fair value. It also reaffirms the notion of fair value as the exit price as of the measurement date. This FSP has been adopted for the Company's consolidated financial statements ended December 31, 2008. The adoption of this FSP did not have a material impact on the Company's consolidated financial position or results of operations.

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

  FSP No. FAS 140-4 and FIN 46(R)-8

        In December 2008, the FASB issued FSP 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, or VIEs, including qualifying special-purpose entities, or QSPEs. The additional required disclosures related to asset transfers primarily focus on the transferor's continuing involvement with transferred financial assets and the related risks retained. This FSP also requires additional disclosures that focus on a company's involvement with VIEs and its judgments about the accounting for them. In addition, this FSP requires certain nontransferor public enterprises to disclose details about QSPEs with which they are involved. The Company adopted the provisions of this FSP as of December 31, 2008. The adoption of this FSP did not have an impact on the Company's consolidated financial position or results of operations.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 2 Summary of Significant Accounting Policies and Recent Accounting Pronouncements (Continued)

        In accordance with this FSP, the Company's non-vested restricted shares issued under its 2005 Contingent Stock Plan are considered participating securities since these securities have non-forfeitable rights to dividends each time the Company declares a dividend during the contractual period of the share-based payment award. A participant receiving restricted shares would be the beneficial owner of such shares with the right to receive dividends and to vote the shares during the vesting period.

        Since the non-vested restricted shares are considered a participating security, in accordance with this FSP, the Company is required under SFAS No. 128 to use the two-class method for the computation of basic and diluted earnings per common share.

        The following table shows the expected impact of adopting this FSP for 2008 and 2007.

	2008	2007
Net earnings per common share:
Basic—as originally reported	$1.14	$2.21
Basic—impact of FSP No. EITF 03-6-1	(0.01)	(0.02)

Basic—to be reported in 2009	$1.13	$2.19

Diluted—as originally reported	$0.99	$1.89
Diluted—impact of FSP No. EITF 03-6-1	—	(0.01)

Diluted—to be reported in 2009	$0.99	$1.88

  SFAS No. 141R

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS No. 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R will become effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009. Any business combinations for which the acquisition date is on or after January 1, 2009 will be accounted for under this new standard.

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

  SFAS No. 161

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133." SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 2 Summary of Significant Accounting Policies and Recent Accounting Pronouncements (Continued)

instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company's financial statements issued beginning January 1, 2009, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact the adoption of SFAS No. 161 will have on its future disclosures.

  FSP No. FAS 142-3

        In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets." FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 is effective for the Company beginning January 1, 2009. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The impact of adopting this FSP will be dependent on any intangible assets that may be acquired in the future by the Company.

  FSP No. FAS 132(R)-1

        In December 2008, the FASB issued FSP 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets." This FSP provides guidance on an employer's disclosures about plan assets of a defined benefit pension plan or other postretirement plan, including disclosure of how investment allocation decisions are made, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and concentrations of credit risk. This FSP is effective for fiscal years ending after December 15, 2009. This FSP will not impact the Company's consolidated financial position or results of operations as its requirements are disclosure-only in nature.

Staff Accounting Bulletin No. 108

        In September 2006, the SEC released SAB 108, which provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. There are two widely recognized methods for quantifying the effects of financial statement misstatements: the "rollover" or income statement method and the "iron curtain" or balance sheet method. Prior to 2006, the Company used the "rollover" method. Under this method, the Company quantified its financial statement misstatements based on the amount of errors originating in the current-year income statement and as a result did not consider the effects of correcting the portion of the current-year balance sheet misstatement that originated in prior years. SAB 108 now requires that the Company must consider both the rollover and iron curtain methods ("dual method") when quantifying misstatements in the financial statements. The iron curtain method quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's origination. Upon initial application, SAB 108 permits the Company to adjust for the cumulative effect of errors that were previously considered immaterial under the rollover method that are now considered material under the dual method. This SAB 108 adjustment affects the carrying amount of assets and liabilities with an offsetting adjustment to the opening balance of retained earnings.

        The Company adopted the provisions of SAB 108 in 2006 and adjusted its retained earnings balance as of January 1, 2006 for a cumulative effect of $31.8 million, net of taxes. The errors had previously been considered immaterial to the Company's consolidated financial position and results of operations using the rollover method.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 3 Business Segment Information

        The following tables show net sales, depreciation and amortization, operating profit and assets by the Company's segment reporting structure:

	2008	2007	2006
Net sales
Food Packaging	$1,969.4	$1,882.9	$1,740.6
Food Solutions	988.3	944.7	843.0
Protective Packaging	1,480.3	1,506.9	1,476.1
Other	405.5	316.7	268.2

Total	$4,843.5	$4,651.2	$4,327.9

Depreciation and amortization
Food Packaging	$74.1	$77.1	$76.2
Food Solutions	32.7	32.1	32.6
Protective Packaging	45.9	44.5	48.4
Other	18.8	12.6	10.8

Total	$171.5	$166.3	$168.0

Operating profit(1)
Food Packaging	$217.5	$228.2	$214.6
Food Solutions	80.0	86.1	87.3
Protective Packaging	169.1	208.6	206.7
Other	15.0	28.0	30.4

Total segments and other	481.6	550.9	539.0
Restructuring and other charges(2)	85.1	1.6	12.9

Total	$396.5	$549.3	$526.1

Assets(3)
Trade receivables, net and finished goods inventory, net
Food Packaging	$443.1	$476.4	$431.2
Food Solutions	216.6	215.1	187.9
Protective Packaging	281.2	337.5	321.5
Other	72.5	69.5	58.8

Total segments and other	1,013.4	1,098.5	999.4
Assets not allocated(3)	3,972.6	4,339.8	4,021.5

Total	$4,986.0	$5,438.3	$5,020.9

(1)
Operating profit for the Company's segment structure is shown before restructuring and other charges.

(2)
The restructuring and other charges by the Company's segment reporting structure were as follows:

	2008	2007	2006
Food Packaging	$46.2	$0.5	$13.0
Food Solutions	15.1	0.1	—
Protective Packaging	18.8	1.0	(0.1)
Other	5.0	—	—

Total	$85.1	$1.6	$12.9

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 3 Business Segment Information (Continued)

In 2008, the Company implemented a cost reduction and productivity program. The restructuring charges related to this program were $65.8 million in 2008. The remaining $19.3 million of restructuring and other charges in 2008 was related to the Company's global manufacturing strategy. Restructuring and other charges in 2007 related to the consolidation of the Company's customer service activities in North America. See Note 4, "Cost Reduction and Productivity Program and Global Manufacturing Strategy," for further discussion.

(3)
Only assets that are identifiable and reviewed by the Company's chief operating decision maker by segment are allocated to the reportable segment assets. Allocated assets include trade accounts receivable, net, and finished goods inventories, net. All other assets are included in "Assets not allocated." Assets not allocated include goodwill of $1,938.1 million at December 31, 2008 and $1,969.7 million at December 31, 2007 and total property and equipment, net, of $1,051.4 million at December 31, 2008 and $1,080.1 million at December 31, 2007.

  Allocation of Goodwill to Reportable Segments

        In accordance with SFAS No. 131 and because the Company's management views goodwill as a corporate asset, the Company does not allocate its goodwill balance to its reportable segments. However, in accordance with the provisions of SFAS No. 142, the Company is required to allocate goodwill to each reporting unit in order to perform its annual impairment review of goodwill, which it does annually during the fourth quarter of the year. See Note 9, "Goodwill and Identifiable Intangible Assets," for the allocation of goodwill in accordance with the provisions of SFAS No. 142 and the changes in the year ended December 31, 2008 by the Company's segment reporting structure and details of the Company's annual goodwill impairment test.

Geographic Information

	2008	2007	2006
Net sales:(1)
United States	$2,185.2	$2,118.2	$2,066.3
Canada	150.3	147.0	148.1
Europe	1,469.6	1,384.6	1,254.2
Latin America	418.5	400.7	349.5
Asia Pacific	619.9	600.7	509.8

Total	$4,843.5	$4,651.2	$4,327.9

Total long-lived assets:(1)
United States	$2,434.0	$2,467.8	$2,340.2
Canada	17.0	24.7	15.9
Europe	522.7	558.1	486.7
Latin America	86.0	91.2	85.7
Asia Pacific	169.5	197.2	160.3

Total(2)	$3,229.2	$3,339.0	$3,088.8

(1)
Net sales attributed to the geographic areas represent net sales to external customers. No non-U.S. country had net sales in excess of 10% of consolidated net sales or long-lived assets in excess of 10% of consolidated long-lived assets at December 31, 2008.

(2)
Total long-lived assets are total assets excluding total current assets and deferred tax assets.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 4 Cost Reduction and Productivity Program and Global Manufacturing Strategy

Cost Reduction and Productivity Program

        In 2008, the Company implemented a cost reduction and productivity program. As a result, the Company recorded $65.8 million of pre-tax charges primarily for termination benefits. See below for further details on of the restructuring charges related to this program. These charges were included in restructuring and other charges on the consolidated statements of operations. See Note 3, "Business Segment Information," for restructuring and other charges by the Company's segment reporting structure. The Company expects to incur additional modest costs associated with this program in 2009.

        The restructuring and other charges related to this program consisted of the following:

Termination benefits	$62.7
SFAS No. 88 curtailment charge	1.6
Other associated costs	1.5

Total	$65.8

        The components of the restructuring accrual through December 31, 2008 and the accrual balance remaining at December 31, 2008 related to this program were as follows:

Original restructuring accrual	$59.9
Additional accrual for termination benefits of $2.9 million and other associated costs of $1.5 million	4.4
Cash payments made during 2008	(18.1)
Effect of changes in foreign currency rates	(2.5)

Restructuring accrual at December 31, 2008	$43.7

        The Company expects to pay $41.2 million of the accrual balance remaining at December 31, 2008 within the next year. This amount is included in other current liabilities on the consolidated balance sheet at December 31, 2008. The remaining accrual of $2.5 million is expected to be paid in 2010 and is included in other liabilities on the consolidated balance sheet at December 31, 2008.

Global Manufacturing Strategy

        The Company's global manufacturing strategy, when fully implemented, will expand production in regions where demand for the Company's products and services has been growing significantly. At the same time, the Company intends to optimize certain manufacturing capacity in North America and Europe into centers of excellence. The goals of this multi-year program are to expand capacity in growing markets, further improve the Company's operating efficiencies, and implement new technologies more effectively. The Company expects this program to produce meaningful savings. By taking advantage of new technologies and streamlining production on a global scale, the Company expects to continue to enhance its profitable growth and its global leadership position.

        In July 2006, the Company announced the first phase of this multi-year global manufacturing strategy. At the end of 2008, the construction phase of the program was substantially complete. The capital

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 4 Cost Reduction and Productivity Program and Global Manufacturing Strategy (Continued)

expenditures and associated costs and related restructuring charges for this strategy in 2008, 2007 and 2006 are included in the table below.

	Year Ended December 31,
				Cumulative Through December 31, 2008
	2008	2007	2006
Capital expenditures	$59.5	$58.5	$14.7	$132.7
Associated costs(1)	7.4	11.4	3.8	22.6
Restructuring and other charges(2)	19.3	0.7	11.8	31.8

(1)
The associated costs principally include facility start-up costs, which are primarily included in cost of sales on the consolidated statements of operations. These charges by segment and Other were as follows:

	2008	2007	2006
Food Packaging	$4.0	$10.2	$3.5
Food Solutions	0.6	—	—
Protective Packaging	2.6	0.9	—
Other	0.2	0.3	0.3

Total	$7.4	$11.4	$3.8

(2)
The restructuring and other charges were primarily for termination benefits, the majority of which were related to the Food Packaging segment. These charges were included in restructuring and other charges on the consolidated statements of operations. See Note 3, "Business Segment Information," for restructuring and other charges by reportable segment and Other. A reconciliation of the restructuring accrual is included below.

        The restructuring and other charges of $19.3 million related to this program in 2008 were primarily related to the Company's decision to close its manufacturing facility in Cedar Rapids, Iowa. This facility's manufacturing operations will be moved to existing Company facilities in North America. The Company plans to complete this project within the second half of 2009, at which time all manufacturing operations at the Cedar Rapids facility will cease. The Company expects to incur additional associated charges in 2009 and 2010. The restructuring charges recorded in connection with this closure consisted of the following:

Termination benefits	$8.6
SFAS No. 88 curtailment charge	3.6

Total	$12.2

        During 2008, the Company also recorded restructuring and other charges of $7.1 million primarily related to termination benefits incurred in connection with other projects associated with this program.

        The components of the restructuring accrual through December 31, 2008 and the accrual balance remaining at December 31, 2008 were as follows:

Restructuring accrual at December 31, 2007	$8.2
Additional accrual for termination benefits	13.3
Cash payments during 2008	(6.3)
Effect of changes in foreign currency rates	(0.8)

Restructuring accrual at December 31, 2008	$14.4

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 4 Cost Reduction and Productivity Program and Global Manufacturing Strategy (Continued)

        The Company expects to pay $7.5 million of the accrual balance remaining at December 31, 2008 within the next year. This amount is included in other current liabilities on the Company's consolidated balance sheet at December 31, 2008. The remaining accrual of $6.9 million is expected to be paid in 2010 and is included in other liabilities on the Company's consolidated balance sheet at December 31, 2008.

Other Restructuring Activity

        In 2007, the Company recorded $0.9 million of restructuring charges, net, primarily for termination benefits incurred in connection with the Company's consolidation of its customer service activities in North America.

        In 2006, the Company recorded $1.1 million of restructuring charges of which $0.6 million related to termination benefits incurred in connection with the Company's consolidation of its Food Packaging customer service activities in Canada and $0.5 million was related to a series of profit improvement plans in various geographic regions for its Food Packaging segment implemented in 2004.

Note 5 Available-for-Sale Investments

        The following table summarizes the Company's available-for-sale investments classified as non-current assets that are carried at fair market value in the consolidated balance sheet at December 31, 2008:

December 31, 2008	Original Cost	Gross Other Than Temporary Impairment	Estimated Fair Market Value
Auction rate securities:
Debt instruments with contractual maturity dates in 2021, 2033, and 2036	$24.7	$(17.0)	$7.7
Non-cumulative perpetual preferred stock	20.0	(17.0)	3.0

Total	$44.7	$(34.0)	$10.7

December 31, 2007	Cost	Gross Unrealized Losses	Estimated Fair Market Value
Auction rate securities:
Debt instruments with contractual maturity dates in 2021, 2033, and 2036	$24.7	$(0.7)	$24.0
Contingent capital securities with no maturity dates	20.0	(3.2)	16.8

Total	$44.7	$(3.9)	$40.8

        The Company's available-for-sale investments, consisting of auction rate securities at December 31, 2008 and 2007, are exposed to market risk related to changes in conditions in the U.S. financial markets and in the financial condition of the issuers of these securities. The Company's investment in auction rate securities at December 31, 2008 and 2007 had an original cost of $44.7 million.

        These auction rate securities consisted of two contingent capital securities that were converted into perpetual preferred stock of Ambac Assurance Corporation ("AMBAC"), the issuer, in December 2008, and three debt instruments issued individually by Primus Financial Products LLC (maturity date 2021), River Lake Insurance Company, a wholly-owned subsidiary of Genworth Financial, Inc. (maturity date 2033) and Ballantyne Re Plc (maturity date 2036). These five securities historically were re-auctioned every twenty-eight days, which had provided a liquid market for them. However, as a result of continuing liquidity concerns affecting capital markets, particularly in the U.S., specifically for asset-backed securities, every auction held

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 5 Available-for-Sale Investments (Continued)

by the issuers for these auction rate securities in 2008 failed. During 2008, the Company continued to receive all interest and dividend payments, totaling $2.2 million, when due.

        The Company accounts for these investments as available-for-sale investments and reviews them for impairment in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and other related guidance issued by the FASB and the SEC. During its impairment review, the Company has evaluated the following:

  •
  in the fourth quarter of 2008, the rating agencies lowered the credit rating on all of the issuers;

  •
  the timeliness and level of interest and dividend payments received from the issuers;

  •
  the duration and severity in the decline in the estimated fair market value of these securities;

  •
  the exercise of AMBAC's put option, which converted the two contingent capital securities into non-cumulative perpetual preferred stock of AMBAC Assurance in December 31, 2008;

  •
  AMBAC's cancellation of dividends on its common stock in December 2008;

  •
  Ballantyne's notification in January 2009 that it was unable to fully fund its upcoming interest payments. As a result, Ballantyne exercised its option to rely on the insurance protection provided to it by AMBAC (UK), the issuer of an insurance wrap on this debt instrument held by the Company; and

  •
  the ability and intent of the Company to hold these securities for a reasonable period of time sufficient for a recovery of their original cost.

        Based on the evaluation discussed above, the Company has determined that all of the securities incurred an other than temporary decline in fair market value. As a result, in 2008, the Company recorded an other than temporary impairment of the market value of these securities of $34.0 million ($21.8 million, net of taxes) and established a new cost basis of $10.7 million for these securities at December 31, 2008.

        The Company continues to monitor developments in the market for auction rate securities including the specific securities in which it has invested. At December 31, 2008, ratings of the auction rate securities held by the Company by Moody's Investors Service, Inc. ranged from Baa1 to Ba3 and ratings by Standard & Poor's, a division of the McGraw-Hill Companies, Inc., ranged from A to CCC. The Company believes that it has sufficient liquidity to meet its operating cash needs without the sale of these securities.

        If liquidity conditions relating to these securities or the issuers worsen, the Company may recognize additional other than temporary impairments, which would result in the recognition of additional losses on the consolidated statement of operations.

        See Note 13, "Fair Value Measurements and Financial Instruments," for a discussion of the inputs and valuation techniques used by the Company to determine the fair value of these auction rate securities at December 31, 2008.

Note 6 Accounts Receivable Securitization Program

        The Company and a group of its U.S. subsidiaries maintain an accounts receivable securitization program with a bank and an issuer of commercial paper administered by the bank. In December 2007, the maximum purchase limit for receivables interests was increased from $125.0 million to $135.0 million and the program expiration date was extended to December 2, 2012. In December 2008, the parties amended the program to increase the maximum purchase limit for the receivables interests from $135.0 million to $160.0 million. The amounts available from time to time under the program may be less than $160.0 million subject to the level of the eligible assets included in the U.S. accounts receivable portfolio. The level of eligible assets can be impacted by a number of factors, including but not limited to the Company's net sales,

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 6 Accounts Receivable Securitization Program (Continued)

the creditworthiness of the underlying customers' accounts receivable balances and the Company's receivables collection experience.

        The program includes a bank financing commitment that must be renewed annually prior to the expiration date. The bank commitment is scheduled to expire on December 4, 2009. The Company plans to seek an additional 364 day renewal of the bank commitment prior to its expiration, but the bank is not obligated to renew the bank financing commitment.

        Under this receivables program, the Company's two primary operating subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US), sell all of their eligible U.S. accounts receivable to Sealed Air Funding Corporation, or SA Funding, an indirectly wholly-owned subsidiary of the Company that was formed for the sole purpose of entering into the receivables program. SA Funding in turn may sell undivided ownership interests in these receivables to the issuer of commercial paper or to the bank, subject to specified conditions, up to a maximum of $160.0 million of receivables interests outstanding from time to time.

        SA Funding retains the receivables it purchases from the operating subsidiaries, except those as to which it sells receivables interests to the purchasers under the program. The Company has structured the sales of accounts receivable by the operating subsidiaries to SA Funding and the sales of receivables interests from SA Funding to the purchasers as "true sales" under applicable laws. The assets of SA Funding are not available to pay any creditors of the Company or of the Company's other subsidiaries or affiliates. The Company accounts for these transactions as sales of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities."

        To secure the performance of their obligations under the receivables program, SA Funding and the operating subsidiaries granted a first priority security interest to the bank that is acting as administrative agent under the program in accounts receivable owned by them, proceeds and collections of those receivables and other collateral. The bank and issuer of commercial paper under the program have no recourse to the Company's, the operating subsidiaries' or SA Funding's other assets for any losses resulting from the financial inability of customers to pay amounts due on the receivables when they become due. As long as a termination event with respect to the receivables program has not occurred, the operating subsidiaries service, administer and collect the receivables under the receivables program as agents on behalf of SA Funding, the bank and the issuer of commercial paper.

        Prior to a termination event under the receivables program, SA Funding uses collections of receivables not otherwise required to be paid to the bank or the issuer of commercial paper to purchase new eligible receivables from the operating subsidiaries. The Company has undertaken to cause the operating subsidiaries to perform their obligations under the receivables program.

        The receivables program contains financial covenants relating to interest coverage and debt leverage. The Company was in compliance with these ratios at December 31, 2008 and 2007.

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

        From time to time during 2008, the Company utilized this program and sold eligible U.S. accounts receivables to SA Funding. SA Funding in turn sold undivided ownership interests of receivables under the program to an unaffiliated buyer, and these amounts were removed from the Company's consolidated balance sheet at the time of the sales. At December 31, 2008, the Company had $80.0 million outstanding under this program.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 6 Accounts Receivable Securitization Program (Continued)

        The costs associated with the receivables program are reflected in other (expense) income, net, in the Company's consolidated statements of operations for the three years ended December 31, 2008. These costs primarily relate to the losses on the sale of the undivided ownership interests in 2008, which were $2.6 million, and program and commitment fees and other associated costs, which were $0.8 million for 2008, $0.4 million for 2007 and $0.3 million for 2006. There were no costs related to losses on the sale of receivables interests in 2007 or 2006 since the Company did not sell any receivables interests during those years and therefore the Company did not remove any related amounts from the consolidated assets reflected on the Company's consolidated balance sheet at December 31, 2007 and 2006.

Note 7 Inventories

        The following table details the Company's inventories at December 31, 2008 and 2007.

	December 31,
	2008	2007
Inventories (at FIFO, which approximates replacement value)
Raw materials	$98.7	$114.6
Work in process	116.6	132.2
Finished goods	405.0	389.0

Subtotal	620.3	635.8
Reduction of certain inventories to LIFO basis	(56.0)	(54.1)

Total	$564.3	$581.7

        The Company determines the value of non-equipment U.S. inventories by the last-in, first-out or LIFO inventory method. The value of U.S. inventories determined by that method amounted to $134.9 million and $125.3 million at December 31, 2008 and 2007, respectively. If the Company had used the first-in, first-out or FIFO inventory method, which approximates replacement value, for these inventories, the balances would have been $56.0 million higher at December 31, 2008 and $54.1 million higher at December 31, 2007.

Note 8 Property and Equipment, net

        The following table details the Company's property and equipment, net, at December 31, 2008 and 2007.

	December 31,
	2008	2007
Land and improvements	$45.4	$54.3
Buildings	565.1	554.7
Machinery and equipment	2,179.0	2,158.1
Other property and equipment	130.4	139.3
Construction-in-progress	123.9	192.2

	3,043.8	3,098.6
Accumulated depreciation and amortization	(1,992.4)	(2,018.5)

Property and equipment, net	$1,051.4	$1,080.1

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 8 Property and Equipment, net (Continued)

        The following table details the Company's capitalized interest and depreciation and amortization expense for property and equipment for the years ended December 31, 2008, 2007 and 2006.

	December 31,
	2008	2007	2006
Capitalized interest	$9.3	$9.5	$5.2
Depreciation and amortization expense for property and equipment	143.9	142.1	148.4

Note 9 Goodwill and Identifiable Intangible Assets

Goodwill

        The following table details the Company's goodwill balances at December 31, 2008 and 2007 by the Company's segment reporting structure.

	Balance at December 31, 2007	Goodwill Acquired	Foreign Currency Translation and Other	Balance at December 31, 2008
Food Packaging	$388.0	—	(6.6)	$381.4
Food Solutions	149.7	—	(2.5)	147.2
Protective Packaging	1,275.2	1.1	(21.6)	1,254.7
Other	156.8	—	(2.0)	154.8

Total	$1,969.7	1.1	(32.7)	$1,938.1

        In accordance with SFAS No. 142, the Company tests goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and at other times if events or circumstances exist that indicate the carrying value of goodwill may potentially be no longer be recoverable. The Company completed step one of its annual impairment test and fair value analysis for goodwill, and there were no impairments present and no impairment charge was recorded during the years ended December 31, 2008, 2007 and 2006.

        The Company uses a fair value approach to test goodwill for impairment. The Company must recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. The Company derives an estimate of fair values for each of the Company's reporting units using a combination of an income approach and two market approaches, each based on an applicable weighting. The Company assesses the applicable weighting based on such factors as current market conditions and the quality and reliability of the data. Absent an indication of fair value from a potential buyer or similar specific transactions, the Company believes that the use of these methods provides a reasonable estimate of a reporting unit's fair value. Fair value computed by these methods is arrived at using a number of factors, including projected future operating results, anticipated future cash flows, comparable marketplace data within a consistent industry grouping, and the cost of capital. There are inherent uncertainties, however, related to these factors and to the Company's judgment in applying them to this analysis. Nonetheless, the Company believes that the combination of these methods provides a reasonable approach to estimate the fair value of the Company's reporting units. Assumptions for sales, earnings and cash flows for each reporting unit were consistent among these methods.

        The income approach is based upon the present value of expected cash flows. Expected cash flows are converted to present value using factors that consider the timing and risk of the future cash flows. The estimate of cash flows used is prepared on an unleveraged debt-free basis. The discount rate reflects a market-derived weighted average cost of capital. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit's expected long-term operating and cash flow performance. The projections are based upon the Company's best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 9 Goodwill and Identifiable Intangible Assets (Continued)

in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital.

        The Company uses two market approaches. The first market approach estimates the fair value of the reporting unit by applying EBITDA multiples to the reporting unit's operating performance. The EBITDA multiples are derived from comparable publicly-traded companies with similar investment characteristics to the reporting unit. The Company believes that this approach is appropriate because it provides a fair value estimate using multiples from entities with operations and economic characteristics comparable to its reporting units and the Company. The second market approach is based on the publicly traded common shares of the Company and the estimate of fair value of the reporting unit is based on the applicable EBITDA multiples of the Company. The key estimates and assumptions that are used to determine fair value under the two market approaches include trailing and future 12-month EBITDA results, as applicable. Under both market approaches, a control premium is applied to the calculated equity values to adjust the public trading value upward for a 100% ownership interest, where applicable.

        The excess of fair value over carrying value for each of the Company's reporting units that had their determination of fair values updated as part of the annual goodwill impairment test, at the annual test date in the fourth quarter of 2008, ranged from approximately 17% to approximately 109%. Due to the decline in the Company's expected earnings, its market multiples and in the Company's common stock price at December 31, 2008, the Company updated its determination of fair values and its testing as of December 31, 2008, and the excess of fair value over carrying value for the same reporting units ranged from approximately 9% to approximately 62%.

        Although the Company determined that there was no goodwill impairment in 2008, the future occurrence of a potential indicator of impairment, such as a decrease in expected earnings, adverse equity market conditions, a decline in current market multiples, a decline in the Company's common stock price, a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, strategic decisions made in response to economic or competitive conditions, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could require an interim assessment for some or all of the reporting units prior to the next required annual assessment. In the event of significant adverse changes of the nature described above, the Company might have to recognize a non-cash impairment of goodwill, which could have a material adverse effect on the Company's consolidated financial position and results of operations.

Identifiable Intangible Assets

        The following tables summarize the Company's identifiable intangible assets with definite and indefinite useful lives.

	December 31,
	2008	2007
Gross carrying value	$113.7	$113.5
Accumulated amortization	(49.5)	(43.1)

Total	$64.2	$70.4

        These identifiable intangible assets are included in other assets, net, on the consolidated balance sheets and include $8.9 million of trademarks acquired with the acquisition of certain assets related to the Ethafoam® and related polyethylene foam product lines in 2007 that the Company has determined to have an indefinite useful life.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 9 Goodwill and Identifiable Intangible Assets (Continued)

        Amortization expense of identifiable intangible assets was $10.9 million in 2008, $6.5 million in 2007 and $5.0 million in 2006. Amortization expense of identifiable intangible assets is included in marketing, administrative and development expenses on the consolidated statements of operations.

        Assuming no change in the gross carrying value of identifiable intangible assets from the value at December 31, 2008, the estimated future amortization expense is as follows:

2009	$10.9
2010	9.5
2011	6.5
2012	5.2
2013	4.8
Thereafter	18.4

Total	$55.3

Note 10 Other Liabilities

        The following tables detail the Company's other current liabilities and other liabilities at December 31, 2008 and 2007:

	December 31,
	2008	2007
Other current liabilities:
Accrued salaries, wages and related costs	$132.8	$163.2
Accrued operating expenses	118.6	112.8
Income taxes payable	33.6	8.0
Accrued customer volume rebates	71.8	76.4
Accrued interest	26.4	32.1
Accrued employee benefit liability	4.2	2.7

Total	$387.4	$395.2

	December 31,
	2008	2007
Other liabilities:
Accrued employee benefit liability	$93.3	$78.1
Other postretirement liability	2.5	2.5
Accrued restructuring costs	9.4	3.2
Other various liabilities	38.3	51.8

Total	$143.5	$135.6

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 11 Debt and Credit Facilities

        The following table shows the Company's total debt at December 31, 2008 and 2007:

	December 31,
	2008	2007
Short-term borrowings	$37.6	$36.5
Current portion of long-term debt(1)	151.5	303.7

Total current debt	189.1	340.2

Long-term debt, less current portion:
6.95% Senior Notes due May 2009, less unamortized discount of $0.3 in 2007(1)	—	227.0
5.625% Senior Notes due July 2013, less unamortized discount of $0.7 in 2008 and $0.8 in 2007(2)	399.3	399.2
6.875% Senior Notes due July 2033, less unamortized discount of $1.5 in 2008 and 2007(2)	448.5	448.5
3% Convertible Senior Notes due June 2033(2)	431.3	431.3
Other	10.8	25.6

Total long-term debt, less current portion	1,289.9	1,531.6

Total debt	$1,479.0	$1,871.8

(1)
During 2008, the Company retired its 5.375% Senior Notes with a face value of $300.0 million on their maturity date in April 2008. These senior notes were included in current portion of long-term debt in 2007. In the second quarter of 2008, the Company reclassified its 6.95% Senior Notes due May 2009 from long-term debt to current portion of long-term debt. In December 2008, the Company purchased $90.6 million in aggregate principal amount of these senior notes. See below for further information.

(2)
Interest is payable semiannually in arrears.

Senior Notes

12% Senior Notes

        On February 6, 2009, the Company issued $300 million aggregate principal amount of 12% senior unsecured notes due 2014 in a private offering. The notes were sold pursuant to the Note Purchase Agreement dated February 6, 2009 by and among the Company, subsidiaries of Berkshire Hathaway Inc. and Davis Selected Advisers, L.P.

        These notes were sold to the purchasers at a price of 100% of the principal amount. Interest on the notes is payable semiannually in arrears on February 15 and August 15 of each year, commencing on August 15, 2009. The notes are non-callable by the Company. The indenture imposes limitations on the Company's operations and those of specified subsidiaries, including limitations on liens, sale and leaseback transactions and mergers, acquisitions and dispositions. These limitations are substantially equivalent to those contained in the indentures relating to the Company's other outstanding senior notes.

        As indicated in a Schedule 13G/A dated February 13, 2009 filed with the SEC, Davis Selected Advisers, L.P. indicated that it had sole voting power with respect to 53,770,821 shares and sole dispositive power with respect to 57,784,149 shares of the Company's common stock, which then represented beneficial ownership of approximately 37% of the outstanding shares of the Company's common stock.

        Upon receipt of these funds, the Company repaid amounts outstanding under its revolving credit facility and its accounts receivable securitization program and retained the balance as cash and cash equivalents. In the future, the Company intends to use the remaining net proceeds of the offering, in addition to the Company's existing financing facilities and its cash flows from operations, to provide for its 2009 debt obligations, including any cash payment under the Settlement agreement, if payment is required in 2009. The

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 11 Debt and Credit Facilities (Continued)

Company expects to incur an additional $33.0 million of interest expense in 2009 related to these senior notes.

5.375% Senior Notes

        On April 15, 2008, the Company's 5.375% Senior Notes with a face value of $300.0 million matured. The Company used $165.0 million of funds drawn under its revolving credit facility and $135.0 million from the sale of receivable interests under its accounts receivable securitization program to retire this debt.

        Before the retirement of the 5.375% Senior Notes, the Company recorded adjustments to their fair value as a result of the Company's related interest rate hedging. See Note 12, "Derivatives and Hedging Activities," for further discussion.

6.95% Senior Notes

        In December 2008, the Company completed the purchase of $90.6 million in aggregate principal amount of its outstanding 6.95% Senior Notes due May 15, 2009, representing approximately 40% of the outstanding face value of these senior notes. The Company purchased these senior notes at their face value plus accrued interest utilizing funds from the Company's accounts receivable securitization program and available cash. Following this purchase there was a total of $136.7 million in principal amount of these senior notes outstanding.

Lines of Credit

        The following table summarizes the Company's available lines of credit and committed and uncommitted lines of credit at December 31, 2008 and 2007 including the revolving credit facility and ANZ facility, which are discussed below:

	December 31,
	2008	2007
Used lines of credit	$46.7	$46.4
Unused lines of credit	773.4	823.8

Total available lines of credit	$820.1	$870.2

Available lines of credit—committed	$588.8	$646.0
Available lines of credit—uncommitted	231.3	224.2

Total available lines of credit	$820.1	$870.2

        The Company's principal credit lines were committed and consisted of the revolving credit facility and the ANZ facility. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

Revolving Credit Facilities

        The Revolving Credit Facility—The revolving credit facility is available for general corporate purposes, including the payment of amounts required to be paid upon the effectiveness of an appropriate plan of reorganization in the W. R. Grace & Co. bankruptcy. The Company may re-borrow amounts repaid under the revolving credit facility from time to time prior to the expiration or earlier termination of the revolving credit facility. The Company's obligations under the revolving credit facility bear interest at floating rates, which are generally determined by adding the applicable borrowing margin to the base rate or the interbank rate for the relevant currency and time period. The revolving credit facility provides for changes in borrowing margins based on the Company's long-term senior unsecured debt ratings. The facility has an expiration date of July 26, 2012.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 11 Debt and Credit Facilities (Continued)

        The terms include a requirement that, upon the occurrence of specified events that would adversely affect the Settlement agreement in the Grace bankruptcy proceedings or would materially increase the Company's liability in respect of the Grace bankruptcy or the asbestos liability arising from the Cryovac transaction, the Company would be required to repay any amounts outstanding under the revolving credit facility, or refinance the facility, within 60 days. See "Settlement agreement and Related Costs" and "Cryovac Transaction" and "Contingencies Related to the Cryovac Transaction," of Note 16, "Commitments and Contingencies," for further discussion.

        In June 2007, the Company entered into a letter amendment to the revolving credit facility. As a result of this amendment, amounts outstanding under the revolving credit facility are no longer guaranteed by the Company's principal U.S. operating subsidiaries. The release of the subsidiary guarantees under the revolving credit facility resulted in the contractual release of subsidiary guarantees of the Company's senior notes and amounts outstanding under the ANZ facility.

        The revolving credit facility commitments include $28.0 million provided by Lehman Commercial Paper Inc., a subsidiary of Lehman Brothers Holdings Inc. As a result of the bankruptcy filing of Lehman Brothers Holdings Inc. and certain of its subsidiaries in September 2008, Lehman Commercial Paper Inc. is no longer funding borrowing requests under the revolving credit facility. At December 31, 2008, the total amount available under the revolving credit facility was approximately $472.0 million.

        On December 12, 2008, the parties to the revolving credit facility entered into an amendment that modified some definitions and calculations of the financial covenants in the revolving credit facility, including changes to the definition of earnings before interest, taxes, depreciation and amortization. In addition, while the current total amount available for borrowing under the revolving credit facility is approximately $472.0 million, the amendment also provides a mechanism to increase the total facility size to a maximum of $750.0 million. This does not represent a commitment by the lenders to increase the facility size; rather, it provides the Company with a simplified method of requesting an increase at a later date if desired and market conditions permit. This mechanism is not included in the available lines of credit table above.

        This amendment provided for up-front fees for timely agreement to the amendment, increased facility fees and increased drawn pricing. Facility fees are payable at the rate of 0.20% per annum on the total amount of the revolving credit facility. The revolving credit facility provides for changes in facility fees based on the Company's long-term senior unsecured debt ratings. This amendment provides for springing subsidiary guarantees if the Company's long-term senior unsecured debt ratings by both Moody's and Standard & Poor's fall below investment grade.

        During 2008, the Company borrowed funds from time to time under its revolving credit facility. Interest expense related to the funds drawn in 2008 under the revolving credit facility was $2.0 million and had a weighted average interest rate of 3.69%. At December 31, 2008 and 2007, there were no amounts outstanding under this facility.

        ANZ Facility—The Company has a 170.0 million Australian dollar, dual-currency revolving credit facility due March 2010, known as the ANZ facility, which was equivalent to U.S. $116.8 million at December 31, 2008. A syndicate of banks made this facility available to a group of the Company's Australian and New Zealand subsidiaries for general corporate purposes, including refinancing of previously outstanding indebtedness. The Company may re-borrow amounts repaid under the ANZ facility from time to time prior to the expiration or earlier termination of the facility. The Company plans to renew or replace the ANZ prior to its expiration date. However, there is no assurance that the syndicate of banks will renew or replace this facility.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 11 Debt and Credit Facilities (Continued)

        In December 2008, the Company borrowed funds under its ANZ facility and the Company had an outstanding balance of 9.4 million Australian dollars which was equivalent to U.S. $6.5 million at December 31, 2008. Interest expense related to the funds drawn in 2008 under this facility was $0.6 million and had a weighted average interest rate of 8.75%. There were no amounts outstanding under this facility at December 31, 2007.

Other Lines of Credit

        Substantially all the Company's short-term borrowings of $37.6 million at December 31, 2008 and $36.5 million at December 31, 2007 were outstanding under lines of credit available to several of the Company's foreign subsidiaries. The following table details the Company's other lines of credit at December 31, 2008 and 2007:

	December 31,
	2008	2007
Available lines of credit	$222.2	$214.2
Unused lines of credit	191.1	177.8
Weighted average interest rate	11.2%	11.0%

3% Convertible Senior Notes

        In July 2003, the Company issued 3% convertible Senior Notes that were exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act of 1933.

        Upon issuance of the 3% convertible Senior Notes, the holders had the right to convert those notes into shares of the Company's common stock at a conversion rate of 14.2857 shares per $1,000 principal amount of the notes, which was equivalent to a conversion price of $70.00 per share, subject to anti-dilution adjustments, before the close of business on June 30, 2033. In accordance with the anti-dilution provisions of the indenture governing the 3% convertible Senior Notes, as a result of the payment of quarterly dividends on the Company's common stock and the two-for-one common stock split in March 2007, at December 31, 2008 the conversion rate had been adjusted to 29.9906 shares per $1,000 principal amount of the notes, which is equivalent to a conversion price of $33.34 per share. Holders may convert their convertible senior notes only under the following circumstances: (1) during any calendar quarter, if the closing sale price of the Company's common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (2) during any period in which (i) the long-term credit rating assigned to the notes by Standard & Poor's Rating Services, a division of the McGraw-Hill Companies, or Moody's Investors Services, Inc. is lower than BB+ or Ba2, respectively, (ii) either Standard & Poor's or Moody's no longer rates the notes or has withdrawn or suspended this rating, or (iii) the notes are not assigned a rating by both Standard & Poor's and Moody's; (3) during the five business day period immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each day of that period was less than 98% of the product of the closing sale price of the Company's common stock and the conversion rate; (4) if the notes have been called for redemption; or (5) upon the occurrence of specified corporate events. None of these circumstances that would allow for conversion of the notes has arisen at any time since their issuance.

        The Company has the option to redeem the 3% convertible Senior Notes at a price equal to 101.857% of their aggregate principal amount, declining to 100.429% on June 30, 2009 and to 100% on June 30, 2010.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 11 Debt and Credit Facilities (Continued)

Covenants

        Each issue of the Company's outstanding senior notes imposes limitations on the Company's operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. The revolving credit facility contains financial covenants relating to interest coverage, debt leverage and minimum liquidity and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the Settlement agreement discussed above. The ANZ facility contains financial covenants relating to debt leverage, interest coverage and tangible net worth and restrictions on the creation of liens, the incurrence of additional indebtedness and asset sales, in each case relating to the Australian and New Zealand subsidiaries of the Company that are borrowers under the facility. The Company was in compliance with the above financial covenants and limitations, as applicable, at December 31, 2008 and 2007.

Debt Maturities

        Scheduled annual maturities of the Company's long-term debt, including the current portion of long-term debt, exclusive of debt discounts and the Company's obligations under capital leases for the five years subsequent to December 31, 2008 and thereafter are as follows:

2009	$146.2
2010(1)	431.3
2011	—
2012	—
2013	400.0
Thereafter	450.1

Total	$1,427.6

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

        The Company is exposed to market risk, such as fluctuations in foreign currency exchange rates and changes in interest rates. To manage the volatility relating to these exposures, the Company enters into various derivative instruments from time to time under its risk management policies. The Company designates derivative instruments as hedges on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments offset in part or in whole corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its policy. The Company does not purchase, hold or sell derivative financial instruments for trading purposes. The Company's practice is to terminate derivative transactions if the underlying asset or liability matures or is sold or terminated, or if the Company determines the underlying forecasted transaction is no longer probable of occurring.

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

        The Company was party to foreign currency forward contracts with an aggregate notional amount of $421.6 million maturing through March 2009 at December 31, 2008 and $385.1 million, which matured by October 2008 at December 31, 2007.

        These contracts were entered into to minimize the impact of the changes in foreign currencies related to certain foreign currency denominated interest-bearing intercompany loans and receivables and payables. The changes in fair value of these contracts are recognized in other (expense) income, net, on the consolidated statements of operations and are largely offset by the remeasurement of the underlying foreign currency denominated items. These contracts had original maturities of less than 12 months.

        The estimated fair value of these contracts, which represents the estimated net payments that the Company would be paid or received by the Company in the event of termination of these contracts, based on the then current foreign currency exchange rates, was a net receivable of $12.7 million at December 31, 2008 and a net payable of $0.5 million at December 31, 2007. The related net gains and losses were largely offset by the net gains and losses resulting from the remeasurement of the underlying foreign currency denominated items.

Interest Rate Swaps

        From time to time, the Company may use interest rate swaps to manage its mix of fixed and floating rates on its outstanding indebtedness.

        Before April 15, 2008, the Company had outstanding interest rate swaps with a total notional amount of $300.0 million that qualified and were designated as fair value hedges. The Company entered into these interest rate swaps to effectively convert its 5.375% Senior Notes due April 2008 into floating rate debt and accordingly recorded a mark to market adjustment to record a decrease in the fair value of the 5.375% Senior Notes of $0.3 million. The Company retired its 5.375% Senior Notes on April 15, 2008, their maturity date. The related interest rate swaps matured on the same day. See Note 11, "Debt and Credit Facilities," for further discussion of the debt retirement. At December 31, 2008, the Company had no outstanding interest rate swaps.

        At December 31, 2007, the Company recorded a mark to market adjustment to record a decrease of $2.1 million in the fair value of the 5.375% Senior Notes due to changes in interest rates and an offsetting increase to other current liabilities at to record the fair value of the related interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 12 Derivatives and Hedging Activities (Continued)

        In 2008, 2007 and 2006, under the terms of the $300.0 million outstanding interest rate swap agreements, the Company received interest at a fixed rate and paid interest at variable rates that were based on the six-month London Interbank Offered Rate, or LIBOR. As a result, interest expense included $2.1 million in 2008, $7.7 million in 2007 and $6.6 million in 2006 in connection with these swap agreements.

        In 2007, the Company terminated forward starting interest rate swaps. As a result, the Company received cash of $3.7 million related to this termination and recognized a gain for this amount in other (expense) income, net, in the consolidated statement of operations.

Other Derivative Instruments

        The Company may use other derivative instruments from time to time, such as foreign exchange options to manage exposure due to foreign exchange rates and interest rate and currency swaps related to access to additional sources of international financing. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At December 31, 2008 and 2007, the Company had no foreign exchange options or interest rate and currency swap agreements outstanding.

Cash Flow Hedges

        In accordance with SFAS No. 133, the Company records gains and losses on derivatives qualifying as cash flow hedges in other comprehensive loss, to the extent that these hedges are effective and until it recognizes the underlying transactions in net earnings, at which time it recognizes these gains and losses in other (expense) income, net, on the consolidated statements of operations.

        Other comprehensive loss reflected net unrealized after tax losses of $0.6 million ($1.1 million pre-tax) in 2008, $0.6 million ($1.0 million pre-tax) in 2007 and $0.7 million ($1.1 million pre-tax), in 2006.

        The estimated net amount of the existing unrecognized net losses on derivative instruments that the Company expects to be reflected in the consolidated statements of operations within the next twelve months is $1.1 million, pre-tax. The unrealized amounts in other comprehensive loss will fluctuate based on changes in the fair value of open contracts during each reporting period.

Note 13 Fair Value Measurements and Financial Instruments

Fair Value Measurements

        As discussed in "Recent Accounting Pronouncements," of Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements" the Company adopted the provisions of SFAS No. 157 on January 1, 2008 for financial assets and liabilities measured at fair value on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported at fair value. The adoption of SFAS No. 157 did not have an impact on the Company's consolidated financial position or results of operations.

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

Note 13 Fair Value Measurements and Financial Instruments (Continued)

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

        The following table shows the fair values of the Company's financial assets and liabilities measured at fair value on a recurring basis by the above SFAS No. 157 input levels as of December 31, 2008 (in millions):

	As of December 31, 2008
	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$32.1	$1.9	$30.2	$—

Non-current investments—available-for-sale securities	$10.7	$—	$—	$10.7

Derivative financial instruments:
Foreign currency forward contracts	$12.7	$—	$12.7	$—

        The following table shows a reconciliation of the Company's available-for-sale securities, which are measured at fair value on a recurring basis using Level 3 inputs as of December 31, 2008 (in millions):

Original cost basis	$44.7
Other than temporary impairment included in earnings	34.0

Balance as of December 31, 2008	$10.7

Cash Equivalents

        The Company's cash equivalents include short-term investments, which include time deposits (fair value determined using Level 1 inputs) and commercial paper (fair value determined using Level 2 inputs). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

Non-current Investments—Available-for-Sale Securities

        The Company's non-current investments—available-for-sale securities consist of auction rate securities, which are recorded at fair value on the consolidated balance sheets using an income approach valuation technique based on the Company's observations by analysis and interpretation from related securities in secondary markets.

        Since these auction rate securities do not currently have readily available or observable prices the Company used the income approach to determine the fair value of these securities. Consistent with the provisions of SFAS No. 157 and FSP 157-3, the Company calculated its estimated valuation for these investments using a bond calculation. The valuation methodology included the following inputs and assumptions:

    Maturity—The Company's debt instruments investments have stated maturities that exceed 13 years, while the other investments are non-cumulative perpetual preferred stock investments with no

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 13 Fair Value Measurements and Financial Instruments (Continued)

    maturity dates. The Company's valuation model assumes that auctions of all of the investments will resume or that a financial resolution will otherwise be achieved within the next 10 years (the "workout period").

    Coupon—All of these investments are variable rate instruments, with interest rates resetting every 28 days based on a pre-determined formula. Since the workout period is assumed to be 10 years, the Company used the 10-year U.S. dollar interest rate swap rate plus an additional issuer credit spread to reflect a fixed coupon for the debt instruments over the 10-year period. The Company assumed a zero coupon rate for the two perpetual preferred stock investments.

    Yield-to-Maturity—The Company used the 10-year U.S. dollar interest rate swap rate plus credit default swap spreads for each issuer. The Company also included an additional liquidity risk premium of 100 basis points in its yield-to-maturity assumption.

        The Company's valuation methodology calculations are subjective and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect the Company's estimates.

        See Note 5, "Available-for-Sale Investments," for more details.

Derivative Financial Instruments

        The Company's foreign currency forward contracts are recorded at fair value on the consolidated balance sheets using an income approach valuation technique based on observable market inputs.

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

Other Financial Instruments

        The following financial instruments are recorded at fair value or at amounts that approximate fair value: (1) cash and cash equivalents, (2) receivables, net, (3) certain other current assets, (4) accounts payable and (5) other current liabilities. The carrying amounts reported in the consolidated balance sheets for the above financial instruments closely approximates their fair value due to the short-term nature of these assets and liabilities.

        To calculate the fair values of the Company's senior notes at December 31, 2008 and 2007, the Company utilizes a market approach. Due to the restricted investor base and the notional value of the senior notes, the senior notes may not be actively traded on the date the fair value is calculated. Therefore, the Company utilizes prices and other relevant information generated by market transactions involving identical securities, reflecting U.S. Treasury yields to calculate the yield to maturity and the price on each of the Company's senior notes. These inputs are provided by an independent third party.

        The Company derived the fair value estimates of the Company's various other debt instruments by evaluating the nature and terms of each instrument, considering prevailing economic and market conditions, and examining the cost of similar debt offered at the balance sheet date. The Company also incorporates its credit default swap rates and currency specific swap rates to each debt instrument, as applicable.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 13 Fair Value Measurements and Financial Instruments (Continued)

        The fair value of the debt in the table below differs from the carrying amount due to changes in interest rates based on market conditions as of December 31, 2008 and 2007. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise.

        The carrying amounts and estimated fair values of the Company's debt at December 31, 2008 and 2007 were as follows:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
6.95% Senior Notes due 2009	$136.7	$135.3	$227.0	$232.7
5.375% Senior Notes(1) due 2008	—	—	297.8	300.6
5.625% Senior Notes due 2013	399.3	320.0	399.2	397.2
6.875% Senior Notes due 2033	448.5	315.0	448.5	404.6
3% Convertible Senior Notes	431.3	374.9	431.3	416.1
Other foreign loans	48.5	48.4	49.2	48.5
Other loans	14.7	11.2	18.8	18.0

Total debt	$1,479.0	$1,204.8	$1,871.8	$1,817.7

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

        The Company does not expect any of its counterparties in derivative transactions to fail to perform as it is the Company's policy is to have counterparties to these contracts that are rated at least A- by Standard & Poor's and A3 by Moody's. Nevertheless, there is a risk that the Company's exposure to losses arising out of derivative contracts could be material if the counterparties to these agreements fail to perform their obligations.

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

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 14 Employee Benefits and Incentive Programs

Profit-Sharing and Retirement Savings Plans

        The Company has a non-contributory profit-sharing plan covering most of its U.S. employees. Contributions to this plan, which are made at the discretion of the Company's board of directors, may be made in cash, shares of the Company's common stock, or in a combination of cash and shares of the Company's common stock. The Company also maintains a contributory thrift and retirement savings plan in which most of its U.S. employees are eligible to participate. The contributory thrift and retirement savings plan generally provides for Company contributions in cash based upon the amount contributed to the plan by the participants. Company contributions to or provisions for its profit-sharing plan and thrift and retirement savings plan are charged to operations and amounted to $25.2 million in 2008, $32.8 million in 2007 and $30.4 million in 2006. In 2008, 2007 and 2006 there were no shares of common stock issued for the Company's contribution to its profit-sharing plan.

Defined Benefit Pension Plans

        On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS No. 158"), as of December 31, 2006. SFAS No. 158 requires, among other things, the recognition of the funded status of each defined pension benefit plan measured as the difference between the fair value of plan assets and the projected benefit obligations of the employee benefit plans in the consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive loss, net of taxes. Each over funded plan is recognized as an asset and each under funded plan is recognized as a liability. The initial impact of the standard due to unrecognized prior service costs and net actuarial gains or losses, as well as subsequent changes in the funded status, are recognized as components of accumulated other comprehensive loss in the line item unamortized pension items that is included in total shareholders' equity. The amount of unamortized pension items is recorded net of tax. Additional minimum pension liabilities and related intangible assets were also derecognized upon adoption of the new standard. The measurement date used by the Company to determine the benefit obligations and the plan assets is December 31. The Company adopted the provisions of SFAS No. 158 in 2006 and adjusted its shareholders' equity for a cumulative effect of $55.8 million, net of taxes.

United States

        A limited number of the Company's U.S. employees, including some employees who are covered by collective bargaining agreements, participate in defined benefit pension plans. The following table presents the Company's funded status for 2008 and 2007 under the provision of SFAS No. 158 for its U.S. pension

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 14 Employee Benefits and Incentive Programs (Continued)

plans. The measurement date for the defined benefit pension plans presented below is December 31 of each period.

	2008	2007
Change in benefit obligation:
Projected benefit obligation at beginning of period	$44.5	$43.2
Service cost	1.8	1.4
Interest cost	2.7	2.5
Actuarial loss (gain)	2.8	(1.5)
Curtailment loss	3.2	—
Benefits paid	(1.1)	(1.1)

Projected benefit obligation at end of period	$53.9	$44.5

Change in plan assets:
Fair value of plan assets at beginning of period	$36.9	$34.9
Actual (loss) gain on plan assets	(8.5)	2.3
Employer contributions	4.5	0.8
Benefits paid	(1.1)	(1.1)

Fair value of plan assets at end of period	31.8	36.9

Under funded status at end of year	$(22.1)	$(7.6)

        Amounts included in the consolidated balance sheets consisted of:

	2008	2007
Other assets	$—	$1.4
Other liabilities	(22.1)	(9.0)

Net amount recognized	$(22.1)	$(7.6)

        The following table shows the components of the Company's net periodic benefit cost for the three years ended December 31, 2008, for its U.S. pension plans charged to operations.

	2008	2007	2006
Components of net periodic benefit cost:
Service cost	$1.8	$1.4	$1.2
Interest cost	2.7	2.5	2.1
Expected return on plan assets	(3.0)	(2.8)	(2.6)
Amortization of prior service cost	0.7	0.7	0.7
Amortization of net actuarial loss	0.7	1.1	0.9

Net periodic benefit cost	$2.9	$2.9	$2.3

        The amounts in accumulated other comprehensive loss, net of taxes that have not yet been recognized as components of net periodic benefit cost at December 31, 2008, are:

Unrecognized prior service costs	$1.5
Unrecognized net actuarial loss	27.5

Total	$29.0

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 14 Employee Benefits and Incentive Programs (Continued)

        Changes in plan assets and benefit obligations recognized in other comprehensive loss in 2008 were as follows:

Current year actuarial loss	$14.4
Amortization of actuarial loss	(0.7)
Amortization of prior service cost	(0.7)
Other	(0.5)

Total recognized in other comprehensive loss	$12.5

        The amounts in accumulated other comprehensive loss, net of taxes that are expected to be recognized as components of net periodic benefit cost during 2009 are as follows:

Unrecognized prior service costs	$0.5
Unrecognized net actuarial loss	1.6

Total	$2.1

Actuarial Assumptions

        Weighted average assumptions used to determine benefit obligations at December 31, 2008 and 2007 were as follows:

	2008	2007
Discount rate	6.0%	6.3%
Rate of compensation increase	3.5%	3.5%

        Weighted average assumptions used to determine net periodic benefit cost for the three years ended December 31, 2008 were as follows:

	2008	2007	2006
Discount rate	6.3%	5.8%	5.5%
Expected long-term rate of return	8.0%	8.0%	8.0%
Rate of compensation increase	3.5%	3.5%	4.5%

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 14 Employee Benefits and Incentive Programs (Continued)

        The U.S. pension asset allocations at December 31, 2008 and 2007 were as follows:

	2008	2007
Equities	49.5%	57.5%
Fixed income investments	38.4%	36.4%
Cash and cash equivalents	12.1%	6.1%

        The Company expects to contribute approximately $7.0 million to $10.0 million to its U.S. defined benefit plans in 2009.

Estimated Future Benefit Payments

        The Company expects the following estimated future benefit payments, which reflect expected future service, as appropriate, to be paid in the years indicated:

Year	Amount
2009	$1.8
2010	2.3
2011	2.5
2012	2.7
2013	3.0
2014 - 2018	19.6

International

        Some of the Company's non-U.S. employees participate in defined benefit pension plans in their respective countries. The following table presents the Company's funded status for 2008 and 2007 under the

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 14 Employee Benefits and Incentive Programs (Continued)

provision of SFAS No. 158 for its non-U.S. pension plans. The measurement date for the defined benefit pension plans presented below is December 31 of each period.

	2008	2007
Change in benefit obligation:
Projected benefit obligation at beginning of period	$306.6	$283.0
Service cost	7.4	6.9
Interest cost	17.2	15.3
Actuarial gain	(19.1)	(7.7)
Settlement/curtailment gain	(7.9)	(1.7)
Benefits paid	(22.1)	(12.8)
Employee contributions	1.8	1.7
Foreign exchange impact	(46.1)	21.9

Projected benefit obligation at end of period	$237.8	$306.6

Change in plan assets:
Fair value of plan assets at beginning of period	$256.2	$234.9
Actual (loss) gain on plan assets	(27.9)	6.4
Employer contributions	10.2	8.2
Employee contributions	1.8	1.7
Benefits paid	(21.9)	(12.8)
Assets transferred to defined contribution plan	(1.6)	—
Settlement gain	(7.3)	—
Foreign exchange impact	(43.9)	17.8

Fair value of plan assets at end of period	165.6	256.2

Under funded status at end of year	$(72.2)	$(50.4)

        Amounts included in the consolidated balance sheets consisted of:

	2008	2007
Other assets	$3.2	$21.4
Other current liabilities	(4.2)	(2.7)
Other liabilities	(71.2)	(69.1)

Net amount recognized	$(72.2)	$(50.4)

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 14 Employee Benefits and Incentive Programs (Continued)

        The following table shows the components of the Company's net periodic benefit cost for the three years ended December 31, 2008 for its non-U.S. pension plans charged to operations.

	2008	2007	2006
Components of net periodic benefit cost:
Service cost	$7.4	$6.9	$7.9
Interest cost	17.2	15.3	13.2
Expected return on plan assets	(15.4)	(16.0)	(14.0)
Amortization of prior service cost	0.2	0.1	0.2
Amortization of net actuarial loss	4.7	5.8	6.2

Net periodic benefit cost	$14.1	$12.1	$13.5

        The amounts in accumulated other comprehensive loss, net of taxes that have not yet been recognized as components of net periodic benefit cost at December 31, 2008 are:

Unrecognized prior service costs	0.6
Unrecognized net actuarial loss	62.7

Total	$63.3

        Changes in plan assets and benefit obligations recognized in other comprehensive loss in 2008 were as follows:

Current year actuarial loss	$24.1
Amortization of actuarial loss	(4.7)
Amortization of prior service cost	(0.2)
Settlement/Curtailment loss	(4.5)
Effects of changes in foreign currency rates	(15.9)

Total recognized in other comprehensive loss	$(1.2)

        The amounts in accumulated other comprehensive loss, net of taxes that are expected to be recognized as components of net periodic benefit cost during 2009 are as follows:

Unrecognized prior service costs	$0.1
Unrecognized net actuarial loss	6.6

Total	$6.7

        Information for plans with accumulated benefit obligations in excess of plan assets as of December 31, 2008 is as follows:

Accumulated benefit obligation	$167,014
Fair value of plan assets	108,943

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 14 Employee Benefits and Incentive Programs (Continued)

Actuarial Assumptions

        Weighted average assumptions used to determine benefit obligations at December 31, 2008 and 2007 were as follows:

	2008	2007
Discount rate	6.0%	5.9%
Rate of compensation increase	3.6%	3.8%

        Weighted average assumptions used to determine net cost for the three years ended December 31, 2008 were as follows:

	2008	2007	2006
Discount rate	5.9%	5.2%	5.1%
Expected long-term rate of return	6.6%	7.0%	7.5%
Rate of compensation increase	3.8%	4.0%	3.9%

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

        The non-U.S. pension asset allocations at December 31, 2008 and 2007 were as follows:

	2008	2007
Equities	33.8%	43.3%
Fixed income investments	52.5%	46.1%
Cash and cash equivalents	12.7%	9.4%
Real estate	1.0%	1.2%

        The Company expects to contribute approximated $7.0 million to $10.0 million to its non-U.S. defined benefit plans in 2009.

Estimated Future Benefit Payments

        The Company expects the following estimated future benefit payments, which reflect expected future service, as appropriate, to be paid in the years indicated:

Year	Amount
2009	$14.5
2010	11.8
2011	12.7
2012	13.6
2013	14.0
2014-2018	78.6

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

        Since March 31, 1998, the Company has offered to some U.S. employees of the Cryovac packaging business a fixed subsidy applicable to participation in its U.S. postretirement healthcare program. The accrued benefit liability associated with these subsidies amounted to $2.5 million at December 31, 2008 and 2007. The net periodic postretirement expense and credit components, together with other remaining postretirement healthcare plan disclosures under SFAS No. 132, are not material to the Company's consolidated financial statements.

Note 15 Income Taxes

        The components of earnings before income tax provision were as follows:

	2008	2007	2006
Domestic	$73.1	$221.8	$191.2
Foreign	149.2	234.2	208.9

Total	$222.3	$456.0	$400.1

        The components of the income tax provision were as follows:

	2008	2007	2006
Current tax expense:
Federal	$36.7	$56.8	$83.7
State and local	2.6	14.2	16.0
Foreign	42.6	60.5	71.0

Total current	81.9	131.5	170.7

Deferred tax benefit:
Federal	(19.2)	(22.8)	(27.4)
State and local	(4.1)	(3.3)	(4.2)
Foreign	(16.2)	(2.4)	(13.1)

Total deferred tax benefit	(39.5)	(28.5)	(44.7)

Total provision	$42.4	$103.0	$126.0

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 15 Income Taxes (Continued)

        Deferred tax assets (liabilities) consist of the following:

	December 31,
	2008	2007
Settlement agreement and related accrued interest(1)	$339.5	$323.5
Restructuring reserves	15.9	—
Accruals not yet deductible for tax purposes	16.1	22.9
Foreign net operating loss carry forwards and investment tax allowances	39.9	42.4
Employee benefit items	42.2	30.3
Impairment of auction rate securities	12.6	—
Other	10.1	6.7

Gross deferred tax assets	476.3	425.8
Valuation allowance	(39.9)	(38.4)

Total deferred tax assets	436.4	387.4

Depreciation and amortization	(50.4)	(45.6)
Unremitted foreign earnings	(56.3)	(64.7)
Inventories	(6.1)	(3.6)
Other	(26.1)	(19.9)

Total deferred tax liabilities	(138.9)	(133.8)

Net deferred tax assets	$297.5	$253.6

(1)
This deferred tax asset reflects the fair market value of 18 million shares of the Company's common stock at a post-split price of $17.86 per share based on the price when the Settlement agreement was reached in 2002. However, the value of this deferred tax asset will depend on the price of the Company's common stock at the time it is issued under the Settlement agreement. See Note 16, "Commitments and Contingencies," for further discussion.

        Based upon anticipated future results, the Company has concluded that it is more likely than not that it will realize the $436.4 million balance of deferred tax assets at December 31, 2008, net of the valuation allowance of $39.9 million. The valuation allowance is related to the uncertainty of utilizing $115.8 million of foreign net operating loss carry forwards, or $29.7 million on a tax-effected basis, most of which have no expiration period, and $40.6 million of foreign investment tax allowances, or $10.2 million on a tax-effected basis, that have no expiration period.

        Net deferred income taxes (credited) charged to shareholders' equity were $(5.8) million in 2008, $35.3 million in 2007 and $(12.2) million in 2006.

        The U.S. federal statutory corporate tax rate reconciles to the Company's effective income tax rate as follows:

	2008	2007	2006
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(0.7)	1.6	1.9
Foreign earnings taxed at lower effective rates	(9.8)	(4.4)	(5.0)
Net change in reserves	(2.7)	(9.3)	—
Other	(2.7)	(0.3)	(0.4)

Effective income tax rate	19.1%	22.6%	31.5%

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 15 Income Taxes (Continued)

FIN 48

        The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits.

        As required under FIN 48, the Company is providing the following disclosures related to the unrecognized tax benefits and the effect, if any, on the effective income tax rate if recognized.

	Gross	Net
Unrecognized tax benefits at January 1, 2008	$76.2	$66.3
Additions based on tax positions related to current year	0.2	0.2
Reductions for tax positions of prior years	(3.2)	(3.0)

Unrecognized tax benefits at December 31, 2008	$73.2	$63.5

        If the unrecognized tax benefits at December 31, 2008 were recognized, the Company's income tax provision would decrease $63.5 million, resulting in a substantially lower effective tax rate.

        There are no known tax positions reasonably possible to change over the next twelve months that would result in a material change in the Company's unrecognized tax benefits.

        The Company recognizes interest and penalties related to unrecognized tax benefits in income tax provision on the consolidated statements of operations. The Company had a liability of approximately $2.9 million (of which $1.1 million represents penalties) at January 1, 2008 and a liability of $2.7 million (of which $1.1 million represents penalties) at December 31, 2008 for the payment of interest and penalties (before any tax benefit). In 2008, interest of $0.6 million (gross) ($0.4 million (net)) was reversed in connection with the related tax accruals for uncertainties for which the statute of limitations lapsed.

Income Tax Returns

        In September 2008, the Internal Revenue Service, or IRS, concluded its examination of the Company's income tax returns for the years 2004 through 2006.

        State income tax returns are generally subject to examination for a period of three to five years after their filing date. The Company has various state income tax returns in the process of examination.

        Income tax returns in foreign jurisdictions have statutes of limitations generally ranging from three to five years after their filing date. The income tax returns filed by the Company's major foreign entities are open to possible examination beginning with the year shown in parentheses in the following countries: Australia (2004), Brazil (2004), Canada (2004), France (2006), Germany (2003), Italy (2004), Malaysia (2002), Mexico (2003), Netherlands (2007), New Zealand (2003), Spain (2004), Switzerland (2007) and the UK (2006). The Company's foreign income tax returns are under examination in various jurisdictions in which the Company conducts business.

Note 16 Commitments and Contingencies

Settlement agreement and Related Costs

        On November 27, 2002, the Company reached an agreement in principle with the Committees appointed to represent asbestos claimants in the bankruptcy case of W. R. Grace & Co., known as Grace, to resolve all current and future asbestos-related claims made against the Company and its affiliates in connection with the Cryovac transaction described below (as memorialized by the parties in the Settlement agreement and as approved by the Bankruptcy Court, the "Settlement agreement"). The Settlement agreement will also resolve the fraudulent transfer claims and successor liability claims, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies, that had been

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 16 Commitments and Contingencies (Continued)

made against the Company in connection with the Cryovac transaction. On December 3, 2002, the Company's Board of Directors approved the agreement in principle. The Company received notice that both of the Committees had approved the agreement in principle as of December 5, 2002. The parties subsequently signed the definitive Settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. For a description of the Cryovac transaction, asbestos-related claims and the parties involved, see "Cryovac Transaction" and "Contingencies Related to the Cryovac Transaction" below.

        The Company recorded a charge of $850.1 million as a result of the Settlement agreement in its consolidated statement of operations for the year ended December 31, 2002. The charge consisted of the following items:

  •
  a non-cash charge of $512.5 million covering a cash payment that the Company will be required under the Settlement agreement to make upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy. Because the Company cannot predict when a plan of reorganization may become effective, the Company recorded this liability as a current liability on the consolidated balance sheet at December 31, 2002. Under the terms of the Settlement agreement, this amount accrues interest at a 5.5% annual rate from December 21, 2002 to the date of payment. The Company has recorded this interest in interest expense on the consolidated statements of operations and in Settlement agreement and related accrued interest on the consolidated balance sheets. The accrued interest, which is compounded annually, was $195.3 million and $158.4 million at December 31, 2008 and 2007, respectively.

  •
  a non-cash charge of $321.5 million representing the fair market value at the date the Company recorded the charge of nine million shares of the Company's common stock expected to be issued under the Settlement agreement upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy, which was adjusted to eighteen million shares due to the two-for-one stock split in March 2007. These shares are subject to customary anti-dilution provisions that adjust for the effects of stock splits, stock dividends and other events affecting the Company's common stock. The fair market value of the Company's common stock was $35.72 per pre-split share ($17.86 post-split) as of the close of business on December 5, 2002. The Company recorded this amount in its consolidated balance sheet at December 31, 2002 as follows: $0.9 million representing the aggregate par value of these shares of common stock reserved for issuance related to the Settlement agreement, and the remaining $320.6 million, representing the excess of the aggregate fair market value over the aggregate par value of these common shares, in additional paid-in capital. The diluted earnings per common share calculations for the three years ended December 31, 2008 reflect the shares of common stock reserved for issuance related to the Settlement agreement.

  •
  $16.1 million of legal and related fees as of December 31, 2002.

        Settlement agreement and related costs reflected legal and related fees for asbestos-related matters of $1.5 million in 2008, $0.7 million in 2007 and $1.6 million in 2006, which are included in other, net, on the Company's consolidated statements of operations.

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

        Since the beginning of 2000, the Company has been served with a number of lawsuits alleging that, as a result of the Cryovac transaction, the Company is responsible for alleged asbestos liabilities of Grace and its subsidiaries, some of which were also named as co-defendants in some of these actions. Among these lawsuits are several purported class actions and a number of personal injury lawsuits. Some plaintiffs seek damages for personal injury or wrongful death, while others seek medical monitoring, environmental remediation or remedies related to an attic insulation product. Neither the former Sealed Air Corporation nor Cryovac, Inc. ever produced or sold any of the asbestos-containing materials that are the subjects of these cases. None of these cases has reached resolution through judgment, settlement or otherwise. As discussed below, Grace's Chapter 11 bankruptcy proceeding has stayed all these cases.

        While the allegations in these actions directed to the Company vary, these actions all appear to allege that the transfer of the Cryovac business as part of the Cryovac transaction was a fraudulent transfer or gave rise to successor liability. Under a theory of successor liability, plaintiffs with claims against Grace and its subsidiaries may attempt to hold the Company liable for liabilities that arose with respect to activities conducted prior to the Cryovac transaction by W. R. Grace & Co.—Conn. or other Grace subsidiaries. A transfer would be a fraudulent transfer if the transferor received less than reasonably equivalent value and the transferor was insolvent or was rendered insolvent by the transfer, was engaged or was about to engage in a business for which its assets constitute unreasonably small capital, or intended to incur or believed that it would incur debts beyond its ability to pay as they mature. A transfer may also be fraudulent if it was made with actual intent to hinder, delay or defraud creditors. If a court found any transfers in connection with the Cryovac transaction to be fraudulent transfers, the Company could be required to return the property or its value to the transferor or could be required to fund liabilities of Grace or its subsidiaries for the benefit of their creditors, including asbestos claimants. The Company has reached an agreement in principle and subsequently signed the Settlement agreement, described below, that is expected to resolve all these claims.

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

        With the fraudulent transfer trial set to commence on December 9, 2002, on November 27, 2002, the Company reached an agreement in principle with the Committees prosecuting the claims against the Company and Cryovac, Inc., to resolve all current and future asbestos-related claims arising from the Cryovac transaction. On the same day, the court entered an order confirming that the parties had reached an amicable resolution of the disputes among the parties and that counsel for the Company and the Committees had agreed and bound the parties to the terms of the agreement in principle. As discussed above, the agreement in principle called for payment of nine million shares of the Company's common stock and $512.5 million in cash, plus interest on the cash payment at a 5.5% annual rate starting on December 21, 2002 and ending on the effective date of an appropriate plan of reorganization in the Grace bankruptcy, when the Company is required to make the payment. These shares are subject to customary anti-dilution provisions that adjust for the effects of stock splits, stock dividends and other events affecting the Company's common stock, and as a result, the number of shares of the Company's common stock to be paid increased to eighteen million shares upon the two-for-one stock split in March 2007. On December 3, 2002, the Company's Board of Directors approved the agreement in principle. The Company received notice that both of the Committees had approved the agreement in principle as of December 5, 2002. The parties subsequently signed the definitive Settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. On November 26, 2003, the parties jointly presented the definitive Settlement agreement to the U.S. District Court for the District of Delaware for approval. On Grace's motion to the U.S. District Court, that court transferred the motion to approve the Settlement agreement to the Bankruptcy Court for disposition.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 16 Commitments and Contingencies (Continued)

        On June 27, 2005, the Bankruptcy Court signed an order approving the Settlement agreement. Although Grace is not a party to the Settlement agreement, under the terms of the order, Grace is directed to comply with the Settlement agreement subject to limited exceptions. The order also provides that the Court will retain jurisdiction over any dispute involving the interpretation or enforcement of the terms and provisions of the Settlement agreement. The Company expects that the Settlement agreement will become effective upon Grace's emergence from bankruptcy pursuant to a plan of reorganization that is consistent with the terms of the Settlement agreement.

        On June 8, 2004, the Company filed a motion with the U.S. District Court for the District of Delaware, where the fraudulent transfer trial was pending, requesting that the court vacate the July 2002 interim ruling on the legal standards to be applied relating to the fraudulent transfer claims against the Company. The Company was not challenging the Settlement agreement. The motion was filed as a protective measure in the event that the Settlement agreement is ultimately not approved or implemented; however, the Company still expects that the Settlement agreement will become effective upon Grace's emergence from bankruptcy with a plan of reorganization that is consistent with the terms of the Settlement agreement.

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

        As a condition to the Company's obligation to make the payments required by the Settlement agreement, any final plan of reorganization must be consistent with the terms of the Settlement agreement, including provisions for the trusts and releases referred to below and for an injunction barring the prosecution of any asbestos-related claims against the Company and its affiliates. In that case, the Settlement agreement will provide that, upon the effective date of the final plan of reorganization and payment of the shares and cash, all present and future asbestos-related claims against the Company and its affiliates that arise from alleged asbestos liabilities of Grace and its affiliates (including former affiliates that became affiliates of the Company through the Cryovac transaction) will be channeled to and become the responsibility of one or more trusts to be established under Section 524(g) of the Bankruptcy Code as part of a final plan of reorganization in the Grace bankruptcy. The Settlement agreement will also resolve all fraudulent transfer claims against the Company and its affiliates arising from the Cryovac transaction as well as the Fresenius claims described below. The Settlement agreement will provide that the Company and its affiliates will receive releases of all those claims upon payment. Under the agreement, the Company cannot seek indemnity from Grace for the Company's payments required by the Settlement agreement. The order approving the Settlement agreement also provides that the stay of proceedings involving the Company described above will continue through the effective date of the final plan of reorganization, after which, upon implementation of the Settlement agreement, the Company will be released from the liabilities asserted in those proceedings and their continued prosecution against the Company will be enjoined.

        In January 2005, Grace filed a proposed plan of reorganization (the "Grace Plan") with the Bankruptcy Court. There were a number of objections filed. The Official Committee of Asbestos Personal Injury Claimants (the "ACC") and the Asbestos PI Future Claimants' Representative (the "FCR") filed their proposed plan of reorganization (the "Claimants' Plan") with the Bankruptcy Court in November 2007. On April 7, 2008, Grace issued a press release announcing that Grace, the ACC, the FCR, and the Official Committee of Equity Security Holders (the "Equity Committee") had reached an agreement in principle to settle all present and future asbestos-related personal injury claims against Grace (the "PI Settlement") and disclosed a term sheet outlining certain terms of the PI Settlement and for a contemplated plan of reorganization that would incorporate the PI Settlement (as filed and amended from time to time, the "PI Settlement Plan").

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 16 Commitments and Contingencies (Continued)

        On September 19, 2008, Grace, the ACC, the FCR, and the Equity Committee filed, as co-proponents, the PI Settlement Plan and several exhibits and associated documents, including a disclosure statement (as filed and amended from time to time, the "PI Settlement Disclosure Statement"), with the Bankruptcy Court. Amended versions of the PI Settlement Plan and the PI Settlement Disclosure Statement have been filed with the Bankruptcy Court from time to time, with the most recent version having been filed on February 27, 2009. The PI Settlement Plan supersedes the Grace Plan and the Claimants' Plan. The committee representing general unsecured creditors and the Official Committee of Asbestos Property Damage Claimants are not co-proponents of the PI Settlement Plan. As filed, the PI Settlement Plan would provide for the establishment of two asbestos trusts under Section 524(g) of the United States Bankruptcy Code to which present and future asbestos-related claims would be channeled. The PI Settlement Plan also contemplates that the terms of the Settlement agreement will be incorporated into the PI Settlement Plan and that the Company will pay the amount contemplated by the Settlement agreement. The Company is reviewing the PI Settlement Plan on an ongoing basis to verify that it complies with the Settlement agreement. Although the Company is optimistic that, if confirmed, the PI Settlement Plan may implement the terms of the Settlement agreement, there can be no assurance that this will be the case. The terms of the PI Settlement Plan remain subject to amendment. Moreover, a number of objections to the PI Settlement Disclosure Statement have been filed and remain unresolved. Bankruptcy Court approval of the PI Settlement Disclosure Statement is required before votes on the PI Settlement Plan can be solicited. A hearing on the PI Settlement Disclosure Statement began on October 27, 2008, with additional hearing dates having been held in November and December 2008 and January 2009. The Bankruptcy Court has scheduled hearings to consider the PI Settlement Disclosure Statement on March 9 and 10, 2009. Furthermore, the PI Settlement Plan is subject to the satisfaction of a number of conditions, including the availability of exit financing and the approval of both the Bankruptcy Court and United States District Court for the District of Delaware (the "District Court"). The Bankruptcy Court has scheduled hearings on June 22-25, July 20-21, and September 8-11, 2009, to consider confirmation of the PI Settlement Plan.

        Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) is confirmed by the Bankruptcy Court, approved by the District Court, and does become effective, the Company does not know whether the final plan of reorganization will be consistent with the terms of the Settlement agreement or if the other conditions to the Company's obligation to pay the Settlement agreement amount will be met. If these conditions are not satisfied or not waived by the Company, the Company will not be obligated to pay the amount contemplated by the Settlement agreement. However, if the Company does not pay the Settlement agreement amount, the Company and its affiliates will not be released from the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against the Company and all of these claims would remain pending and would have to be resolved through other means, such as through agreement on alternative settlement terms or trials. In that case, the Company could face liabilities that are significantly different from its obligations under the Settlement agreement. The Company cannot estimate at this time what those differences or their magnitude may be. In the event these liabilities are materially larger than the current existing obligations, they could have a material adverse effect on the Company's consolidated financial position and results of operations. While confirmation hearings on the PI Settlement Plan are currently scheduled for June 22-25, July 20-21, and September 8-11, 2009, the Company does not know whether or when a final plan of reorganization will become effective or whether the final plan will be consistent with the terms of the Settlement agreement.

Fresenius Claims

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

Canadian Claims

        In November 2004, the Company's Canadian subsidiary Sealed Air (Canada) Co./Cie learned that it had been named a defendant in the case of Thundersky v. The Attorney General of Canada, et al. (File No. CI04-01-39818), pending in the Manitoba Court of Queen's Bench. Grace and W. R. Grace & Co.—Conn. are also named as defendants. The claim was brought as a putative class proceeding and seeks recovery for alleged injuries suffered by any Canadian resident, other than in the course of employment, as a result of Grace's marketing, selling, processing, manufacturing, distributing and/or delivering asbestos or asbestos-containing products in Canada prior to the Cryovac Transaction. Another proceeding was filed in January 2005 in the Manitoba Court of The Queen's Bench naming the Company and specified subsidiaries as defendants. The latter proceeding, Her Majesty the Queen in Right of the Province of Manitoba v. The Attorney General of Canada, et al. (File No. CI05-01-41069), seeks the recovery of the cost of insured health services allegedly provided by the Government of Manitoba to the members of the class of plaintiffs in the Thundersky proceeding. In October 2005, the Company learned that six additional putative class proceedings had been brought in various provincial and federal courts in Canada seeking recovery from the Company and its subsidiaries Cryovac, Inc. and Sealed Air (Canada) Co./Cie, as well as other defendants including W. R. Grace & Co. and W. R. Grace & Co.—Conn., for alleged injuries suffered by any Canadian resident, other than in the course of employment (except with respect to one of these six claims), as a result of Grace's marketing, selling, manufacturing, processing, distributing and/or delivering asbestos or asbestos-containing products in Canada prior to the Cryovac transaction. Grace and W. R. Grace & Co.—Conn. have agreed to defend, indemnify and hold harmless the Company and its affiliates in respect of any liability and expense, including legal fees and costs, in these actions.

        In April 2001, Grace Canada, Inc. had obtained an order of the Superior Court of Justice, Commercial List, Toronto (the "Canadian Court"), recognizing the Chapter 11 actions in the United States of America involving Grace Canada, Inc.'s U.S. parent corporation and other affiliates of Grace Canada, Inc., and enjoining all new actions and staying all current proceedings against Grace Canada, Inc. related to asbestos under the Companies' Creditors Arrangement Act. That order has been renewed repeatedly. In November 2005, upon motion by Grace Canada, Inc., the Canadian Court ordered an extension of the injunction and stay to actions involving asbestos against the Company and its Canadian affiliate and the Attorney General of Canada, which had the effect of staying all of the Canadian actions referred to above. Representative counsel for the plaintiffs have filed a motion in the Companies' Creditors Arrangement Act proceeding to lift the stay and enable the Canadian litigation to proceed in order to establish the validity and amount of their claims. The Canadian Court has entered an order extending the stay until April 1, 2009. A global settlement of these Canadian actions, save and except for claims against the Canadian government, has been finalized and will be funded entirely by Grace (the "Canadian Settlement"). The Canadian Settlement will, unless amended, become null and void if a confirmation order in the Grace U.S. bankruptcy proceeding is not granted prior to October 31, 2009. The Canadian Court issued an Order on October 17, 2008 approving of the Canadian Settlement, and released its detailed reasons for that order on October 23, 2008. The

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 16 Commitments and Contingencies (Continued)

Company does not have any positive obligations under the Canadian Settlement, but is a beneficiary of the release of claims. The release in favor of the Grace parties (including the Company) will become operative upon the effective date of a plan of reorganization in Grace's United States Chapter 11 bankruptcy proceeding. As filed, the PI Settlement Plan contemplates that the claims released under the Canadian Settlement will be subject to injunctions under Section 524(g) of the Bankruptcy Code. However, there can be no assurance that the PI Settlement Plan (or any other plan of reorganization) will be confirmed by the Bankruptcy Court, approved by the District Court, or will become effective. Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) is confirmed by the Bankruptcy Court, approved by the District Court, and does become effective, if the final plan of reorganization does not include comparable provisions or if the Canadian courts refuse to enforce the final plan of reorganization in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify the Company and its subsidiaries in these cases, then the Company could be required to pay substantial damages, which the Company cannot estimate at this time and which could have a material adverse effect on the Company's consolidated financial position and results of operations.

Additional Information

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 16 Commitments and Contingencies (Continued)

MPERS's Claims

        On September 15, 2003, the case of Senn v. Hickey, et al. (Case No. 03-CV-4372) was filed in the U.S. District Court for the District of New Jersey (Newark). This lawsuit seeks class action status on behalf of all persons who purchased or otherwise acquired securities of the Company during the period from March 27, 2000 through July 30, 2002. The lawsuit named the Company and five current and former officers and directors of the Company as defendants. The Company is required to provide indemnification to the other defendants, and accordingly the Company's counsel is also defending them. On June 29, 2004, the court granted plaintiff Miles Senn's motion for appointment as lead plaintiff and for approval of his choice of lead counsel. The plaintiff's amended complaint makes a number of allegations against the defendants. The principal allegations are that during the above period the defendants materially misled the investing public, artificially inflated the price of the Company's common stock by publicly issuing false and misleading statements and violated U.S. GAAP by failing to properly account and accrue for the Company's contingent liability for asbestos claims arising from past operations of Grace. The plaintiff seeks unspecified compensatory damages and other relief. The Company is vigorously defending the lawsuit, since the Company believes that it properly disclosed its contingent liability for Grace's asbestos claims and properly accounted for its contingent liability for such claims under U.S. GAAP.

        On March 14, 2005, the Company and the individual defendants filed a motion to dismiss the amended complaint in the Senn v. Hickey, et al. case for failure to state a claim. On December 19, 2005, the Court granted in part and denied in part defendants' motion to dismiss. The Court determined that the complaint failed adequately to allege scienter as to the four individual defendants other than T.J. Dermot Dunphy, and therefore dismissed the lawsuit with respect to these four individual defendants, but adequately alleged scienter as to Mr. Dunphy and the Company. Mr. Dunphy is a current director of the Company and was formerly Chairman of the Board and Chief Executive Officer of the Company. On December 28, 2005, the defendants requested that the Court reconsider the portion of the December 19, 2005 order denying defendants' motion to dismiss with regard to the Company's arguments other than scienter, or, in the alternative, that the Court certify the matter for interlocutory appeal. On February 13, 2006, the defendants filed an answer to the amended complaint. On April 7, 2006, the Court heard oral argument on defendants' reconsideration motion, and on July 10, 2006, the Court denied the motion on the ground that issues of fact prevent the Court from granting a motion to dismiss based on the Company's arguments other than scienter. On October 3, 2006, plaintiff filed a motion to certify a class of all persons who purchased or otherwise acquired the securities of the Company during the period from March 27, 2000 through July 30, 2002. On November 22, 2006, plaintiff filed an amended motion for class certification, seeking to withdraw as a class representative and to substitute a new class representative, the Louisiana Municipal Police Employees Retirement System ("MPERS"). On March 26, 2007, the Court entered an order permitting Miles Senn to withdraw as lead plaintiff and permitting MPERS to be substituted as lead plaintiff. Consequently, the case is now properly referred to as MPERS v. Sealed Air Corporation, et al. On March 29, 2007, MPERS, as lead plaintiff, filed a motion to certify a class of all persons or entities that purchased Sealed Air Corporation securities during the period from March 27, 2000 through July 30, 2002, both dates inclusive, and were damaged thereby. On July 25, 2007, the Company and Mr. Dunphy filed their memorandum of law in opposition to MPERS's motion for class certification. On July 25, 2007, the Company and Mr. Dunphy also filed a motion for reconsideration or for judgment on the pleadings, arguing that the Supreme Court's recent decisions in Tellabs, Inc. v. Makor Issues & Rights, Ltd., and Bell Atlantic Corp. v. Twombly require dismissal of MPERS's claims. In an Opinion and Order dated March 12, 2008, the Court granted plaintiff's motion for class certification. Subsequently, in an Opinion and Order dated March 14, 2008, the Court denied defendants' motion for reconsideration of their motion to dismiss the complaint premised on the Supreme Court's decisions in Tellabs and Twombly. On March 27, 2008, the Company and Mr. Dunphy filed a petition for leave to appeal the district court's class certification ruling to the United States Court of Appeals for the Third Circuit. On May 14, 2008, the Third Circuit denied the petition. Discovery is ongoing. Although the Company believes that neither it nor Mr. Dunphy should have any liability in this lawsuit, until the lawsuit

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 16 Commitments and Contingencies (Continued)

has progressed beyond its current stage, the Company cannot estimate the potential cost of an unfavorable outcome, if any.

Other Litigation

        The Company and its subsidiary Sealed Air Corporation (US) are named as defendants in the case of Albert L. Gray, Administrator, et al. v. Jeffrey Derderian, et al. (Case No. 04-312L) in the U.S. District Court for the District of Rhode Island. This lawsuit seeks monetary damages arising out of a fire that occurred at the Station nightclub in West Warwick, Rhode Island on February 23, 2003. The Company's subsidiary is alleged to have designed, manufactured, distributed and/or sold polyethylene foam material that was purportedly installed as soundproofing at the Station nightclub. The Third Amended Master Complaint in this lawsuit was subsequently adopted by the plaintiffs in the case of Estate of Jude B. Henault, et al. v. American Foam Corporation, et al. (Case No. 03-483L) as well as twelve related lawsuits all pending in the United States District Court for the District of Rhode Island. The Company and its insurance carriers have reached a settlement in principle of these lawsuits with representative counsel for the plaintiffs. Full funding of the settlement in the amount of $25 million will be made by the Company's primary and first excess insurance carrier. As a result of the settlement in principle, in the second quarter of 2008, the Company recorded a liability in the amount of $25.0 million, which is included in other current liabilities on the condensed consolidated balance sheet. The Company also recorded a corresponding current asset in the second quarter of 2008 for $24.5 million for the portion of the claim that is covered by the Company's primary and first excess insurance carriers. This amount is included in other current assets on the condensed consolidated balance sheet. The Company has also recorded a pre-tax charge in the second quarter of 2008 of $0.5 million for the amount of the deductible payable by the Company, which is included in other (expense) income on the condensed consolidated statements of operations. This settlement in principle remains subject to Court approval and satisfaction of other conditions detailed in notices of settlement filed with the Court.

Guarantee

        In September 2007, the Company established a joint venture in Turkey with Teknik Packaging Group through the acquisition of a 50% interest of a Teknik Packaging Group subsidiary, Teknik Plastik. At December 31, 2008, the Company had guaranteed 12.0 million Turkish liras or the equivalent of approximately U.S. $8.0 million. The Company issued this guarantee in support of an uncommitted credit facility agreement that was entered into by Teknik Plastik. The initial term of the credit facility is two years and it can be renewed with the approval of both the Company and Teknik Packaging Group. The Company would be required to perform under the terms of the guarantee if the joint venture defaulted under the terms of the credit facility. The Company does not consider this contingency to be probable of occurring. In accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34," the Company has recorded an immaterial liability for the fair value of the guarantee.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 16 Commitments and Contingencies (Continued)

Other Principal Contractual Obligations

        At December 31, 2008, the Company had principal contractual obligations, which included agreements to purchase an estimated amount of goods, including raw materials, or services in the normal course of business, aggregating approximately $162.3 million. The estimated future cash outlays are as follows:

Year	Amount
2009	$70.1
2010	63.7
2011	23.3
2012	1.4
2013	3.8

Total	$162.3

Leases

        The Company is obligated under the terms of various leases covering primarily warehouse and office facilities and production equipment, as well as smaller manufacturing sites that it occupies. The Company accounts for the majority of its leases as operating leases, which may include purchase or renewal options. At December 31, 2008, estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

Year	Amount
2009	$32.6
2010	26.8
2011	21.6
2012	16.2
2013	12.1
Thereafter	41.7

Total	$151.0

        Net rental expense was $37.6 million in 2008, $30.5 million in 2007 and $28.5 million in 2006.

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

        The Company evaluates these liabilities periodically based on available information, including the progress of remedial investigations at each site, the current status of discussions with regulatory authorities regarding the methods and extent of remediation and the apportionment of costs among potentially responsible parties. As some of these issues are decided (the outcomes of which are subject to uncertainties) or new sites are assessed and costs can be reasonably estimated, the Company adjusts the recorded accruals, as necessary. The Company believes that these exposures are not material to its consolidated financial

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 16 Commitments and Contingencies (Continued)

position or results of operations. The Company believes that it has adequately reserved for all probable and estimable environmental exposures.

Note 17 Shareholders' Equity

Quarterly Cash Dividends

        On February 19, 2009, the Company's Board of Directors declared a quarterly cash dividend of $0.12 per common share. This dividend is payable on March 20, 2009 to shareholders of record at the close of business on March 6, 2009. The estimated amount of this dividend payment is $18.9 million based on 157.9 million shares of the Company's common stock issued and outstanding as of January 31, 2009.

        In February 2008, the Company's Board of Directors increased the quarterly dividend by 20.0% to $0.12 per common share and declared quarterly cash dividends on March 21, 2008 to stockholders of record at the close of business on March 7, 2008, on June 20, 2008 to stockholders of record on June 6, 2008, on September 19, 2008 to stockholders of record on September 5, 2008 and on December 19, 2008 to stockholders of record on December 5, 2008. The Company used available cash of $76.4 million to pay these quarterly cash dividends.

        On February 16, 2007, the Company's Board of Directors increased the Company's quarterly cash dividend by 33% to $0.20 per common share, declaring a quarterly cash dividend payable on pre-split shares of the Company's common stock on March 16, 2007 to stockholders of record at the close of business on March 2, 2007.

        During the remaining three quarters of 2007, the Company declared and paid quarterly cash dividends on post-split shares of the Company's common stock of $0.10 per common share to stockholders of record at the close of business on June 1, 2007, September 7, 2007 and December 7, 2007. For the year ended December 31, 2007, the Company used cash of $64.6 million to pay quarterly cash dividends. Dividend payments in 2008 and 2007 are reflected as reductions to retained earnings on the Company's consolidated balance sheet.

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

        All share and per share amounts have been restated to reflect the two-for-one stock split, except for shareholders' equity. See Note 18, "Net Earnings Per Common Share," for the impact on the Company's net earnings per share amounts as a result of the stock split. This stock split resulted in the issuance of 80.8 million additional shares of common stock and was accounted for by the transfer of $8.1 million from additional paid-in capital to common stock, which is the amount equal to the par value of the additional shares issued to effect the stock split. In addition, nine million additional shares of common stock were reserved for the Settlement agreement and were accounted for by the transfer of $0.9 million from additional paid-in capital to common stock reserved for issuance related to the Settlement agreement.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 17 Shareholders' Equity (Continued)

Common Stock

        The following is a summary of changes during 2008, 2007 and 2006 in shares of common stock:

	2008	2007	2006(1)
Changes in common stock:
Number of shares, beginning of year	167,741,721	86,488,913	86,142,741
Additional shares issued due to the two-for-one common stock split	—	80,756,253	—
Shares issued for contingent stock	287,200	474,100	271,350
Non-cash compensation	9,394	6,762	4,983
Exercise of stock options	—	15,693	69,839
Vesting of restricted stock units issued	73,500	—	—

Number of shares issued, end of year	168,111,815	167,741,721	86,488,913

Changes in common stock in treasury:
Number of shares held, beginning of year	6,114,691	5,823,885	4,691,086
Purchase of shares during the period	4,024,400	216,000	1,049,200
Contingent stock repurchased, withheld or forfeited	90,197	74,806	83,599

Number of shares held, end of year	10,229,288	6,114,691	5,823,885

(1)
The 2006 information has not been adjusted for the two-for-one stock split in March 2007.

Stock-Based Compensation

        In December 2004, the FASB issued SFAS No. 123 (revised), "Share-Based Payment," which replaced SFAS No. 123, "Accounting for Stock-Based Compensation," and superseded Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (revised) covers a wide range of share-based compensation arrangements and requires that the compensation cost related to these types of payment transactions be recognized in financial statements. Cost is measured based on the fair value of the equity or liability instruments issued. The Company adopted SFAS No. 123 (revised) in the first quarter of 2006 as required using the modified prospective application. Under the modified prospective application, SFAS No. 123 (revised) applies to all awards granted, modified, repurchased or cancelled by the Company since January 1, 2006 and to unvested awards at the date of adoption. The Company was also required to eliminate any unearned or deferred compensation related to earlier awards against the appropriate equity account. This amount was eliminated against additional paid-in capital on January 1, 2006. The adoption of SFAS No. 123 (revised) did not have a material impact on the Company's consolidated financial position or results of operations as the amounts previously recognized by the Company for stock awards under the 1998 and 2005 Contingent Stock Plans are essentially the same as under SFAS No. 123.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 17 Shareholders' Equity (Continued)

        Under the new executive compensation program, the Company has the ability to grant to the Company's executive officers and a small number of other key executives stock leverage opportunity awards, known as SLO awards, as part of the Company's annual incentive plan and annual performance share unit awards, known as PSU awards, as part of the Company's long term incentive program. Other employees of the Company will continue to be eligible to receive awards of restricted stock, restricted stock units and cash awards consistent with past practice as long term incentive compensation under the 2005 Contingent Stock Plan. The Company's executive officers and other key executives may also receive awards of restricted stock or restricted stock units from time to time.

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

        For 2008, the Compensation Committee set the SLO award premium at 25%. The 2008 SLO target awards comprise an aggregate of 89,855 restricted stock shares and restricted stock units. The Company records compensation expense included in marketing, administrative and development expenses in the consolidated statement of operations and credits additional paid-in-capital within shareholder's equity based on the fair value of the award at the end of each reporting period and the effects of stock price changes are included in compensation expense. For 2009, the Compensation Committee has also set the SLO award premium at 25%.

        For the year ended December 31, 2008, compensation expense related to the 2008 SLO awards was recognized based on the extent to which the performance goals and measures for 2008 annual cash bonuses were considered probable of achievement at December 31, 2008. This expense will be recognized over a fifteen month period on a straight-line basis since a majority of the awards will vest at grant date, which will be no later than March 15, 2009, due to the retirement eligibility provision. These charges are included in marketing, administrative and development expenses on the consolidated statement of operations and amounted to $0.4 million for the year ended December 31, 2008. As of December 31, 2008, the total compensation cost related to 2008 SLO awards that had not yet been recognized was $0.1 million.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 17 Shareholders' Equity (Continued)

  PSU Awards

        As part of the new long term incentive program, during the first 90 days of each year starting in 2008, the Compensation Committee approves performance share unit awards for the executive officers and other selected key executives, which includes for each officer or executive a target number of shares and performance goals and measures that will determine the amount of the target award that is earned following the end of the performance period. In connection with the start of the program in 2008, the Compensation Committee approved awards with a two-year performance period as well as awards with a three-year performance period. Officers and executives who terminate employment during the performance period will forfeit any unearned awards, except for terminations due to death, disability or retirement. In the case of death, disability or retirement the officer or executive will receive a pro rata share of the amount of the award that is earned following the end of the performance period based on the achievement of the performance goals during the performance period, where the pro rata share is based on the portion of the performance period that has elapsed prior to termination of employment.

        The total target number of performance share units for each of the two-year award and the three-year award made in 2008 was 334,611 units. As of December 31, 2008, no compensation expense was recorded related to the 2008 two-year and three-year awards since the Company's management determined that the performance goals and measures were not considered probable of achievement at that date. Cumulative compensation expense may be recognized in future periods if the performance conditions become probable of achievement. Such expense would be recorded as compensation expense included in marketing, administrative and development expenses in the consolidated statement of operations and a credit to additional paid-in-capital within shareholders' equity. The expense would be based on the fair value of the award at the end of each reporting period and the effects of stock price changes would be included in compensation expense.

2005 Contingent Stock Plan

        At the Company's annual meeting of stockholders held on May 20, 2005, the stockholders approved the 2005 Contingent Stock Plan of Sealed Air Corporation. The 2005 Contingent Stock Plan replaced the contingent stock plan that was approved by the Company's stockholders in 1998. The 2005 Contingent Stock Plan is the Company's sole long-term equity compensation program for officers and employees, except that prior grants under the 1998 Contingent Stock Plan remained subject to that plan's provisions. The 2005 Contingent Stock Plan provides for awards of equity-based compensation, including restricted stock, restricted stock units, performance share units and cash awards measured by share price, to executive officers and other key employees of the Company and its subsidiaries, as well as U.S.-based key consultants to the Company. During 2008 and 2007, under the 2005 Contingent Stock Plan, the Company granted restricted stock, restricted stock units and cash awards, in addition to the PSU awards described above. An employee or consultant selected by the Organization Committee of the Company's Board of Directors to receive an award may accept the award during the period specified by the Company, provided the participant's relationship to the Company has not changed.

        The Company's 1998 Contingent Stock Plan provided for the grant to employees of awards to purchase common stock during the succeeding 60-day period. The Compensation Committee of the Company's Board of Directors had set the price to purchase the common stock pursuant to the grants under the 1998 Contingent Stock Plan at $1.00 (pre-split) per share, subject to appropriate adjustments in the event of any stock dividend, split-up, recapitalization, merger, or other events affecting the Company's common stock. There is no similar purchase price under the 2005 Contingent Stock Plan.

        Awards made under the 2005 Contingent Stock Plan and shares issued under the 1998 Contingent Stock Plan are restricted as to disposition by the holders for a period of at least three years after award. In the event of termination of employment of a participant prior to lapse of the restriction, the awards under the

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 17 Shareholders' Equity (Continued)

2005 Contingent Stock Plan are forfeited on the date of termination unless (i) the termination results from the participant's death or permanent and total disability, or (ii) the Compensation Committee affirmatively determines not to seek forfeiture of the award in whole or in part. Likewise, shares of restricted stock awarded under the 1998 Contingent Stock Plan were subject to a repurchase option by the Company at the price at which the shares were issued, as adjusted for the March 2007 stock split. The forfeiture provision of the 2005 Contingent Stock Plan and the repurchase provision of the 1998 Contingent Stock Plan expire upon vesting of the awards, except that these provisions of the 2005 Contingent Stock Plan lapse sooner upon certain terminations of employment following a change in control of the Company.

        For both restricted stock awards and units, the Company records compensation expense included in marketing, administrative and development expenses in the consolidated statement of operations and credits additional paid-in capital within shareholders' equity based on the fair value of the Company's common stock at the award grant date. For cash awards, the Company records a liability, which is reflected in other liabilities in the consolidated balance sheets, and records compensation expense based on the fair value of the award at the end of each reporting period. The amount of the liability is re-measured at each reporting period based on the then current stock price and the effects of the stock price changes are recognized as compensation expense. At December 31, 2008, the liability related to cash awards was immaterial to the Company's consolidated balance sheet. The Company granted cash awards measured by 25,200 shares of common stock in 2008 and measured by 11,650 shares in 2007. In 2008, the Company settled cash awards measured by 1,800 shares at an average price of approximately $20.10 per share.

        Compensation expense related to restricted stock, restricted stock units and cash awards is recognized, net of estimated forfeitures, over a three-year period on a straight-line basis. These charges are included in marketing, administrative and development expenses on the consolidated statements of operations and amounted to $16.5 million in 2008 and 2007 and $14.0 million in 2006.

        The following table shows the details related to the 2005 Contingent Stock Plan, excluding SLO awards and PSU awards, for years ended December 31, 2008 and 2007:

	2008	2007
Non-vested restricted stock shares with the weighted-average remaining contractual life of approximately 1.3 year in 2008	1,344,380	1,560,000
Non-vested restricted stock units with the weighted-average remaining contractual life of approximately 1.5 years in 2008	308,700	293,800
Non-vested cash awards with the weighted-average remaining contractual life of approximately 2.1 years in 2008	39,850	17,650

        At December 31, 2008 the total unrecognized compensation cost related to non-vested restricted stock, restricted stock units and cash awards was $20.5 million with terms expiring through 2011. The 2005 Contingent Stock Plan permits withholding of taxes and other charges that may be required by law to be paid attributable to awards by withholding a portion of the shares attributable to such awards.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 17 Shareholders' Equity (Continued)

        A summary of the changes in common shares available for awards under the 2005 Contingent Stock Plan follows:

	2008(1)	2007	2006(2)
Number of shares available, beginning of year	3,365,000	2,009,150	2,332,350
Additional restricted stock shares available due to the amended 2005 Contingent Stock Plan	3,000,000	—	—
Additional restricted stock shares and units available due to the two-for one stock split	—	1,909,950	—
Restricted stock shares issued for new awards under the 2005 Contingent Stock Plan	(287,200)	(474,100)	(271,350)
Restricted stock units awarded under the 2005 Contingent Stock Plan	(96,200)	(95,900)	(56,600)
Restricted stock shares forfeited under the 2005 Contingent Stock Plan	42,220	11,600	2,500
Restricted stock units forfeited under the 2005 Contingent Stock Plan	6,800	4,300	2,250
Restricted stock shares withheld for taxes	47,977	—	—

Number of shares available, end of year	6,078,597	3,365,000	2,009,150

Weighted average per share market value of awards on grant date	$23.28	$30.54	$56.46

(1)
The 2008 information does not reflect SLO awards or PSU awards discussed above.

(2)
The 2006 information has not been adjusted for the two-for-one stock split in March 2007.

  Directors Stock Plan

        Non-cash compensation included in the consolidated statements of shareholders' equity comprises shares issued to non-employee directors in the form of awards under the Company's 2002 Stock Plan for Non-Employee Directors, which stockholders of the Company approved at the 2002 annual meeting. The 2002 Directors Stock Plan provides for annual grants of shares to non-employee directors, and interim grants of shares to eligible directors elected at times other than at an annual meeting, as all or part of the annual or interim retainer fees for non-employee directors. Shares previously granted under the plan were granted at a price equal to the par value of the shares; however, the plan was amended in December 2008 to eliminate the cash payment of the par value for future grants. During 2002, the Company adopted a plan that permits non-employee directors to elect to defer all or part of their annual retainer until the non-employee director retires from the Board. The non-employee director can elect to defer the portion of the annual retainer payable in shares of stock. If a non-employee director makes this election, the non-employee director may also elect to defer the portion, if any, of the annual retainer payable in cash. Cash dividends on deferred shares are credited to the non-employee director's deferred cash account on the applicable dividend payment date. The Company charges the excess of fair value over the price at which shares are issued under this plan to operations. This charge is included in marketing, administrative and development expenses on the consolidated statements of operations and was $0.4 million in 2008, 2007 and 2006.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 17 Shareholders' Equity (Continued)

        A summary of the changes in shares available for the 2002 Directors Stock Plan follows:

	2008	2007	2006(1)
Number of shares available, beginning of year	116,178	63,724	71,553
Additional shares available due to the two-for-one stock split	—	63,724	—
Shares granted and issued	(9,394)	(6,762)	(4,983)
Shares granted and deferred	(9,394)	(4,508)	(2,846)

Number of shares available, end of year	97,390	116,178	63,724

Weighted average per share market value of stock on grant date	$23.96	$33.28	$52.72

(1)
The 2006 information has not been adjusted for the two-for-one stock split in March 2007.

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

        The Company amortizes the cost associated with these issuances on a straight-line basis based on each of the issuances' vesting schedule. Amortization expense related to these issuances was $0.9 million in 2008, $0.4 million in 2007 and $0.5 million in 2006.

  Stock Options

        Stock option plans in which specified employees of the Cryovac packaging business participated were terminated effective March 31, 1998 in connection with the Cryovac transaction, except with respect to options that remained outstanding as of that date. All of these options had been granted at an exercise price equal to their fair market value on the date of grant. All options outstanding upon the termination of the stock option plans in 1998 had fully vested prior to December 31, 2000. Since such options were fully vested, SFAS No. 123 (revised) is not applicable. Since 1997, the Company has not issued any stock option awards and has no plans to do so in the future. At December 31, 2008 and 2007, there were no outstanding options.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 18 Net Earnings Per Common Share

        The following table sets forth the reconciliation of the basic and diluted net earnings per common share computations for the three years ended December 31, 2008 (in millions, except per share amounts.)

	2008	2007	2006(1)
Basic EPS:
Numerator
Net earnings ascribed to common shareholders—basic	$179.9	$353.0	$274.1

Denominator
Weighted average number of common shares outstanding—basic	157.6	160.0	160.8

Basic net earnings per common share	$1.14	$2.21	$1.70

Diluted EPS:
Numerator
Net earnings ascribed to common shareholders—basic	$179.9	$353.0	$274.1
Add: Interest on 3% convertible Senior Notes, net of income taxes	7.9	7.9	7.8

Net earnings ascribed to common shareholders—diluted	$187.8	$360.9	$281.9

Denominator
Weighted average number of common shares outstanding—basic	157.6	160.0	160.8
Effect of conversion of 3% convertible Senior Notes	12.8	12.5	12.4
Effect of assumed issuance of Settlement agreement shares	18.0	18.0	18.0
Effect of non-vested restricted stock and non-vested restricted stock units	0.9	0.8	0.8

Weighted average number of common shares outstanding—diluted	189.3	191.3	192.0

Diluted net earnings per common share	$0.99	$1.89	$1.47

(1)
All share and per share amounts have been restated to reflect the two-for-one stock split in 2007 as discussed in Note 17, "Shareholders' Equity."

  Diluted Weighted Average Number of Common Shares Outstanding

        In calculating diluted net earnings per common share, the Company's calculation of the diluted weighted average number of common shares outstanding provides for the following items if their inclusion is dilutive: (1) the effect of conversion of the Company's 3% Convertible Senior Notes due June 2033 due to the application of EITF No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," (2) the effect of the assumed issuance of 18 million shares of common stock reserved for the Company's previously Settlement agreement and (3) the effect of non-vested restricted stock and non-vested restricted stock units using the treasury stock method. In accordance with the provisions of SFAS No. 128, "Earnings per Share," the SLO and PSU awards discussed in Note 17, "Shareholders' Equity," have been excluded from the diluted weighted average number of common shares outstanding in 2008 as they are contingently issuable shares that had not met the performance conditions as of December 31, 2008.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(Amounts in tables in millions, except share and per share data)

Note 19 Other (Expense) Income, net

        The following table provides details of the Company's other income, net:

	2008	2007	2006
Interest and dividend income	$14.1	$19.9	$16.8
Net foreign exchange transaction losses	(16.0)	(6.4)	(4.1)
Settlement agreement and related costs	(1.5)	(0.7)	(1.6)
Advisory expenses incurred prior to ceasing work on an acquisition	—	(7.5)	—
Loss on sale of small product line	—	(6.8)	—
Gain on termination of forward starting interest rate swaps	—	3.7	—
Other, net	(8.7)	9.8	10.9

Other (expense) income, net	$(12.1)	$12.0	$22.0

Note 20 Acquisitions and Divestiture

Acquisitions—2008 and 2007

        The Company did not complete any material acquisitions in 2008.

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

        In November 2007, the Company also acquired certain assets relating to Ethafoam® and related polyethylene foam product lines located primarily in North America and Europe.

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

          NanoPore, February 2007—The Company acquired a majority interest in NanoPore. NanoPore is a U.S.-based company that develops super-insulation products utilizing vacuum insulated panel technology. This acquisition broadens the Company's existing specialty materials capabilities allowing the Company to pursue new market opportunities with customized insulation solutions that provide energy efficiency for both packaging and non-packaging applications.

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

          Biosphere, December 2006—The Company acquired a majority interest in Biosphere, a California-based manufacturer of sustainable rigid packaging materials made from renewable resources. The Company is using its technical resources to continue to develop Biosphere's renewable technology and product offering.

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

Divestiture of Joint Venture

        On February 9, 2007, the Company sold its 50% investment in PolyMask Corporation to its joint venture partner, 3M Company (the "PolyMask transaction"). The joint venture was formed in 1991 between the Company and 3M to produce and sell non-packaging surface protection films. Prior to the sale, the Company accounted for this joint venture under the equity method of accounting. The Company received an aggregate cash amount of $36.0 million for the transaction and other related assets and recorded a pre-tax gain of $35.3 million ($22.4 million after-tax) in the first quarter of 2007. This gain was reflected as a gain on sale of equity method investment on the Company's consolidated statement of operations. The Company's proportionate share of PolyMask Corporation's net income was $0.4 million in 2007 and $3.9 million in 2006 and was included in other (expense) income, net, on the consolidated statements of operations. The Company's investment in this joint venture was not material to the Company's consolidated financial statements.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in the Company's reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that the Company's employees accumulate this information and communicate it to the Company's management, including its Chief Executive Officer (its principal executive officer) and its Chief Financial Officer (its principal financial officer), as appropriate, to allow timely decisions regarding the required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only "reasonable assurance" of achieving the desired control objectives, and management necessarily must apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures under Rule 13a-15. The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, supervised and participated in this evaluation. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the "reasonable assurance" level.

Management's Annual Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. The management of the Company evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness, as of the end of its 2008 fiscal year, of the Company's internal control over financial reporting. The suitable recognized control framework on which management's evaluation of the Company's internal control over financial reporting is based is the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based upon that evaluation under the COSO framework, the Company's management concluded that its internal control over financial reporting as of the end of its 2008 fiscal year was effective at the "reasonable assurance" level. The Company's internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2008.

Changes in Internal Control over Financial Reporting

        There has not been any change in the Company's internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Part of the information required in response to this Item is set forth in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant," and the balance except as set forth below will be included in the Company's Proxy Statement for its 2009 Annual Meeting of Stockholders under the captions "Election of Directors—Information Concerning Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance." All such information is incorporated herein by reference.

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

        The Company's Audit Committee comprises directors Hank Brown, who serves as chair, Michael Chu, Lawrence R. Codey and Kenneth P. Manning. The Company's Board of Directors has determined that each of the four members of the Audit Committee is an audit committee financial expert in accordance with the standards of the Securities and Exchange Commission and that each is independent, as defined in the listing standards of the New York Stock Exchange, Inc. applicable to the Company and as determined by the Board of Directors.

        During 2008, William V. Hickey, the Company's Chief Executive Officer, certified to the New York Stock Exchange that he was not aware of any violation by the Company of the New York Stock Exchange corporate governance listing standards. The Company has filed certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K.

Item 11.    Executive Compensation

        The information required in response to this item will be set forth in the Company's Proxy Statement for its 2009 Annual Meeting of Stockholders under the captions "Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation." Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required in response to this Item will be set forth in the Company's Proxy Statement for its 2009 Annual Meeting of Stockholders under the captions "Voting Securities." Such information is incorporated herein by reference.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2008 with respect to shares of common stock that may be issued under the 2005 Contingent Stock Plan of Sealed Air Corporation and the Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1) (c)
Equity compensation plans approved by stockholders(2)	115,304	—	6,175,987
Equity compensation plans not approved by stockholders	—	—	—

Total(2)	115,304		6,175,987

(1)
Excludes securities reflected in column (a), SLO awards and PSU awards.

(2)
Consists of the 2005 Contingent Stock Plan of Sealed Air Corporation and the 2002 Stock Plan for Non-Employee Directors. Column (a) includes 59,300 restricted stock shares and restricted stock units awarded under the 2005 Contingent Stock Plan but not yet issued as of December 31, 2008, as well as 56,004 deferred stock units held by non-employee directors. There is no exercise price for shares or units awarded under the 2005 Contingent Stock Plan. The exercise price for deferred stock units held by non-employee directors is $0.10 per share, all of which had been paid to the Company prior to December 31, 2008. As of December 31, 2008, there were 6,078,597 shares available under the 2005 Contingent Stock Plan and 97,390 shares available under the Directors Stock Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required in response to this item will be set forth in the Company's Proxy Statement for its 2009 Annual Meeting of Stockholders under the captions "Independence of Directors" and "Certain Relationships and Related Person Transactions." Such information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required in response to this item will be included in the Company's Proxy Statement for its 2009 Annual Meeting of Stockholders under the captions "Principal Independent Auditor Fees" and "Audit Committee Pre-Approval Policies and Procedures." Such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)    Documents filed as a part of this Annual Report on Form 10-K:

  (i)
  Financial Statements

        See Index to Consolidated Financial Statements and Schedule on page 56 of this Annual Report on Form 10-K.

  (ii)
  Financial Statement Schedule

        See Schedule II—Valuation and Qualifying Accounts and Reserves—Years Ended December 31, 2008, 2007 and 2006 on page 131 of this Annual Report on Form 10-K.

  (iii)
  Exhibits

        In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  •
  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  •
  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  •
  may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

  •
  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

        Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found in the Company's other public filings, which are available without charge through the Securities and Exchange Commission's website at http://www.sec.gov.

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

Exhibit Number	Description
4.2	Indenture, dated as of July 1, 2003, of the Company, as Issuer, to SunTrust Bank, as Trustee, regarding 3% Convertible Senior Notes Due 2033. (Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12139, is incorporated herein by reference.)
4.3
Indenture, dated as of February 6, 2009, of the Company, as Issuer, to U.S. Bank, National Association, as Trustee, regarding 12% Senior Notes Due 2014. (Exhibit 4.1 to the Company's Current Report on Form 8-K, Date of Report February 6, 2009, File No. 1-12139, is incorporated herein by reference.)
4.4
Registration Rights Agreement, dated as of February 6, 2009, by and among the Company, Davis Selected Advisers, L.P., Geico Indemnity Company and General Re Life Corporation pursuant to which the Company has agreed to provide resale registration rights with respect to its 12% Senior Notes due 2014. (Exhibit 4.2 to the Company's Current Report on Form 8-K, Date of Report February 6, 2009, File No. 1-12139, is incorporated herein by reference.)
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
10.3
Amendment to the Revolving Credit Facility, dated as of June 13, 2007, among the Company, the Lenders, and Citicorp USA, Inc., as agent for the Lenders. (Exhibit 10.2 to the Company's Current Report on Form 8-K, Date of Report June 13, 2007, File No. 1-12139, is incorporated herein by reference.)
10.4
Amendment to the Revolving Credit Facility, dated as of December 12, 2008, among the Company, certain of the Company's subsidiaries, banks and financial institutions named therein, and Citicorp USA, Inc., as agent for the lenders. (Exhibit 10.1 to the Company's Current Report on Form 8-K, Date of Report December 12, 2008, File No. 1-12139, is incorporated herein by reference.)
10.5
Note Purchase Agreement, dated as of February 6, 2009, by and among the Company, as issuer, and Davis Selected Advisers, L.P., Geico Indemnity Company and General Re Life Corporation, as purchasers regarding the Company's 12% Senior Notes due 2014. (Exhibit 10.1 to the Company's Current Report on Form 8-K, Date of Report February 6, 2009, File No. 1-12139, is incorporated herein by reference.)
10.6
Employee Benefits Allocation Agreement dated as of March 30, 1998 among the Company, W. R. Grace & Co.—Conn. and W. R. Grace & Co. (Exhibit 10.1 to the Company's Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139, is incorporated herein by reference.)
10.7
Tax Sharing Agreement dated as of March 30, 1998 by and among the Company, W. R. Grace & Co.—Conn. and W. R. Grace & Co. (Exhibit 10.2 to the Company's Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139, is incorporated herein by reference.)
10.8
Agreement in Principle, dated November 27, 2002, by and among the Official Committee of Asbestos Personal Injury Claimants, the Official Committee of Asbestos Property Damage Claimants, the Company, and the Company's subsidiary, Cryovac, Inc. (Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12139, is incorporated herein by reference.)

Exhibit Number	Description
10.9	Settlement Agreement and Release, dated November 10, 2003, by and among the Official Committee of Asbestos Personal Injury Claimants, the Official Committee of Asbestos Property Damage Claimants, the Company, and the Company's subsidiary, Cryovac, Inc. (Exhibit 10.1 to the Company's Amendment No. 3 to its Registration Statement on Form S-3, Registration No. 333-108544, is incorporated herein by reference.)
10.10
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
10.12
Amendment dated April 15, 2004, to the Restricted Stock Plan for Non-Employee Directors of the Company. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-12139, is incorporated herein by reference.)*
10.13	Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors, as amended February 19, 2009.*
10.14
Sealed Air Corporation Deferred Compensation Plan for Directors. (Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-12139, is incorporated herein by reference.)*
10.15	Form of Restricted Stock Purchase Agreement. (Exhibit 4.4 to the Company's Registration Statement on Form S-8, Registration No. 333-59195, is incorporated herein by reference.)*
10.16
Form of Stock Purchase Agreement for use in connection with the Company's 2002 Stock Plan for Non-Employee Directors. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-12139, is incorporated herein by reference.)*
10.17
Fees to be paid to the Company's Non-Management Directors-2008. (Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-12139, is incorporated herein by reference.)*
10.18	Fees to be paid to the Company's Non-Management Directors-2009.*
10.19
2005 Contingent Stock Plan of the Company, as amended effective May 20, 2008. (Annex D to the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders, File No. 1-12139, is incorporated herein by reference.)*
10.20	2005 Contingent Stock Plan of Sealed Air Corporation, as amended February 19, 2009.*
10.21
Sealed Air Corporation Annual Incentive Plan, adopted February 19, 2008 (Exhibit 10.1 to the Company's Current Report on Form 8-K, Date of Report February 19, 2008, File No. 1-12139, is incorporated herein by reference.)*
10.22
Performance-Based Compensation Program of the Company, as amended effective May 20, 2008. (Annex E to the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders, File No. 1-12139, is incorporated herein by reference.)*
10.23
Sealed Air Corporation Policy on Recoupment of Incentive Compensation from Executives in the Event of Certain Restatements. (Exhibit 10.1 to the Company's Current Report on Form 8-K, Date of Report March 20, 2008, File No. 1-12139, is incorporated herein by reference.)*
10.24
Form of Restricted Stock Agreement under 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 4.4 to the Company's Registration Statement on Form S-8, Registration No. 333-126890, is incorporated herein by reference.)*
10.25
Form of Restricted Stock Unit Agreement under 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 4.5 to the Company's Registration Statement on Form S-8, Registration No. 333-126890, is incorporated herein by reference.)*

Exhibit Number	Description
10.26	Form of Sealed Air Corporation Performance Share Units Award Grant 2008-2009. (Exhibit 10.2 to the Company's Current Report on Form 8-K, Date of Report May 20, 2008, File No. 1-12139, is incorporated herein by reference.)*
10.27
Form of Sealed Air Corporation Performance Share Units Award Grant 2008-2010. (Exhibit 10.3 to the Company's Current Report on Form 8-K, Date of Report May 20, 2008, File No. 1-12139, is incorporated herein by reference.)*
10.28
Performance Share Unit Awards information. (Such information contained on pages 39 and 40 of the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders, File No. 1-12139, is incorporated herein by reference.)*
10.29
Form of Restricted Stock Agreement under amended 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 4.4 to the Company's Registration Statement on Form S-8, Registration No. 333-152909, is incorporated herein by reference.)*
10.30
Form of Restricted Stock Unit Agreement under amended 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 4.5 to the Company's Registration Statement on Form S-8, Registration No. 333-152909, is incorporated herein by reference.)*
10.31
Form of Restricted Stock Agreement, approved December 18, 2008, for awards pursuant to the Stock Leverage Opportunity provision of the Company's annual incentive plan. (Exhibit 10.1 to the Company's Current Report on Form 8-K, Date of Report December 18, 2008, File No. 1-12139, is incorporated herein by reference.)*
10.32
Form of Restricted Stock Unit Agreement, approved December 18, 2008, for awards pursuant to the Stock Leverage Opportunity provision of the Company's annual incentive plan. (Exhibit 10.2 to the Company's Current Report on Form 8-K, Date of Report December 18, 2008, File No. 1-12139, is incorporated herein by reference.)*
10.33
Form of Restricted Stock Agreement, as amended, under the amended 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 10.3 to the Company's Current Report on Form 8-K, Date of Report December 18, 2008, File No. 1-12139, is incorporated herein by reference.)*
10.34
Form of Restricted Stock Unit Agreement, as amended, under the amended 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 10.4 to the Company's Current Report on Form 8-K, Date of Report December 18, 2008, File No. 1-12139, is incorporated herein by reference.)*
10.35
Form of Non-Compete and Confidentiality Agreement for exempt U.S. employees, substantially as executed by David B. Crosier, Senior Vice President, and David H. Kelsey, Senior Vice President and Chief Financial Officer, of the Company. (Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-12139, is incorporated herein by reference.)*
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
31.1	Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated March 2, 2009.
31.2	Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated March 2, 2009.
32	Certification of William V. Hickey, Chief Executive Officer of the Company, and David H. Kelsey, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated March 2, 2009.

*
Compensatory plan or arrangement of management required to be filed as an exhibit to this report on Form 10-K.

SEALED AIR CORPORATION AND SUBSIDIARIES

SCHEDULE II

Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2008, 2007 and 2006
(In millions of dollars)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions		Application of SAB 108(3)	Foreign Currency Translation and Other	Balance at End of Year
Year ended December 31, 2008:
Allowance for doubtful accounts	$16.3	$9.3	$(3.9	)(1)	$—	$(2.2)	$19.5

Inventory obsolescence reserve	$29.2	$7.7	$(9.2	)(2)	$—	$(3.6)	$24.1

Year ended December 31, 2007:
Allowance for doubtful accounts	$17.5	$2.9	$(5.3	)(1)	$—	$1.1	$16.2

Inventory obsolescence reserve	$28.6	$7.1	$(8.0	)(2)	$—	$1.5	$29.2

Year ended December 31, 2006:
Allowance for doubtful accounts	$16.6	$3.4	$(3.1	)(1)	$—	$0.6	$17.5

Inventory obsolescence reserve	$30.3	$9.1	$(6.5	)(2)	$(6.0)	$1.7	$28.6

(1)
Primarily accounts receivable balances written off, net of recoveries.

(2)
Primarily items removed from inventory.

(3)
See Note 2, "Summary of Significant Accounting Policies and Recent Accounting Pronouncements," of Notes to Consolidated Financial Statements for details of the Company's application of SAB 108.

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

SEALED AIR CORPORATION (Registrant)
Date: March 2, 2009	By:	/s/ WILLIAM V. HICKEY William V. Hickey President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
By:	/s/ WILLIAM V. HICKEY William V. Hickey	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2009
By:	/s/ DAVID H. KELSEY David H. Kelsey	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2009
By:	/s/ JEFFREY S. WARREN Jeffrey S. Warren	Controller (Principal Accounting Officer)	March 2, 2009
By:	/s/ HANK BROWN Hank Brown	Director	March 2, 2009
By:	/s/ MICHAEL CHU Michael Chu	Director	March 2, 2009
By:	/s/ LAWRENCE R. CODEY Lawrence R. Codey	Director	March 2, 2009
By:	/s/ T. J. DERMOT DUNPHY T. J. Dermot Dunphy	Director	March 2, 2009
By:	/s/ CHARLES F. FARRELL, JR. Charles F. Farrell, Jr.	Director	March 2, 2009
By:	/s/ JACQUELINE B. KOSECOFF Jacqueline B. Kosecoff	Director	March 2, 2009
By:	/s/ KENNETH P. MANNING Kenneth P. Manning	Director	March 2, 2009
By:	/s/ WILLIAM J. MARINO William J. Marino	Director	March 2, 2009