Form 10-Q
period 2009-03-31
SEALED AIR CORP/DE
filed 2009-05-08
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
Or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        There were 158,608,442 shares of the registrant's common stock, par value $0.10 per share, issued and outstanding as of April 30, 2009.

 SEALED AIR CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

i

ii

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Net sales:
Food Packaging	$424.0	$468.3
Food Solutions	205.2	235.7
Protective Packaging	280.1	372.9
Other	79.2	100.5

Total net sales	988.5	1,177.4
Cost of sales	702.8	872.3

Gross profit	285.7	305.1
Marketing, administrative and development expenses	166.2	186.4
Restructuring (credits) and other charges	(0.4)	2.0

Operating profit	119.9	116.7
Interest expense	(34.9)	(35.4)
Other (expense) income, net	(3.4)	0.2

Earnings before income tax provision	81.6	81.5
Income tax provision	23.5	20.7

Net earnings	$58.1	$60.8

Net earnings per common share:
Basic	$0.37	$0.38

Diluted	$0.32	$0.33

Dividends per common share	$0.12	$0.12

Weighted average number of common shares outstanding:
Basic	156.7	159.7

Diluted	187.9	190.5

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$426.2	$128.9
Receivables, net of allowance for doubtful accounts of $21.2 in 2009 and $19.5 in 2008	637.9	682.8
Inventories	549.0	564.3
Other current assets	295.4	296.7

Total current assets	1,908.5	1,672.7
Property and equipment, net	1,009.7	1,051.4
Goodwill	1,932.6	1,938.1
Non-current investments—available-for-sale securities	10.7	10.7
Other assets, net	319.4	313.1

Total assets	$5,180.9	$4,986.0

Liabilities and stockholders' equity
Current liabilities:
Short-term borrowings	$36.1	$37.6
Current portion of long-term debt	150.3	151.5
Accounts payable	216.4	277.2
Settlement agreement and related accrued interest	717.6	707.8
Accrued restructuring costs	37.5	49.4
Other current liabilities	378.9	398.7

Total current liabilities	1,536.8	1,622.2
Long-term debt, less current portion	1,589.6	1,289.9
Other liabilities	134.3	148.3

Total liabilities	3,260.7	3,060.4
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2009 and 2008	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 168,335,442 in 2009 and 168,111,815 in 2008; shares outstanding: 158,601,303 in 2009 and 157,882,527 in 2008	16.8	16.8
Common stock reserved for issuance related to asbestos Settlement, $0.10 par value per share, 18,000,000 shares in 2009 and 2008	1.8	1.8
Additional paid-in capital	1,094.6	1,102.5
Retained earnings	1,403.3	1,364.3
Common stock in treasury, 9,734,139 shares in 2009 and 10,229,288 shares in 2008	(363.4)	(383.2)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(58.4)	(60.2)
Cumulative translation adjustment	(181.3)	(122.4)
Unrealized gain on derivative instruments	4.7	5.0

Total accumulated other comprehensive loss, net of taxes	(235.0)	(177.6)

Total parent company stockholders' equity	1,918.1	1,924.6
Noncontrolling interests	2.1	1.0

Total stockholders' equity	1,920.2	1,925.6

Total liabilities and stockholders' equity	$5,180.9	$4,986.0

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$58.1	$60.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	44.5	44.7
Amortization of senior debt related items and other	0.5	0.4
Deferred taxes, net	(3.8)	(11.7)
Net (gain) on disposals of property and equipment and other	(0.9)	—
Changes in operating assets and liabilities:
Receivables, net	100.0	26.9
Accounts receivable securitization program	(80.0)	—
Inventories	(1.1)	(34.6)
Other current assets	(0.4)	0.5
Other assets, net	3.8	7.6
Accounts payable	(53.4)	(15.0)
Income taxes payable	3.7	16.8
Other current liabilities	(9.4)	(61.9)
Other liabilities	(5.4)	(2.8)

Net cash provided by operating activities	56.2	31.7

Cash flows from investing activities:
Capital expenditures for property and equipment	(24.4)	(40.5)
Proceeds from sales of property and equipment	1.7	0.1
Other investing activities	(1.2)	(0.6)

Net cash used in investing activities	(23.9)	(41.0)

Cash flows from financing activities:
Proceeds from (payments of) long-term debt	299.1	(0.9)
Dividends paid on common stock	(19.0)	(19.4)
Net (payments of) proceeds from short-term borrowings	(0.3)	8.5
Repurchases of common stock	—	(27.1)

Net cash provided by (used in) financing activities	279.8	(38.9)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(14.8)	48.8

Cash and cash equivalents:
Balance, beginning of period	$128.9	$430.3
Net change during the period	297.3	0.6

Balance, end of period	$426.2	$430.9

Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$26.6	$25.1

Income tax payments	$27.8	$14.5

Non-cash item:
Issuance of shares of the Company's common stock to the Company's 2008 employee profit sharing plan	$5.9	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2009	2008
Net earnings	$58.1	$60.8
Other comprehensive income (loss):
Recognition of deferred pension items, net of income tax provision of $0.4 in 2009 and $0.2 in 2008	1.8	1.4
Unrealized losses on derivative instruments, net of income tax benefit of $0.1 in 2009 and $0.2 in 2008	(0.3)	(0.3)
Unrealized losses on available-for-sale securities, net of income tax benefit of $0.8 in 2008	-	(1.3)
Foreign currency translation adjustments	(58.9)	98.0

Comprehensive income, net of taxes	$0.7	$158.6

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

        The Company conducts substantially all of its business through two direct wholly-owned subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US). These two subsidiaries, directly and indirectly, own substantially all of the assets of the business and conduct operations themselves and through subsidiaries around the globe. The Company adopted this corporate structure in connection with the Cryovac transaction. See "Cryovac Transaction," of Note 14, "Commitments and Contingencies," for a description of the Cryovac transaction and related terms used in these Notes to Condensed Consolidated Financial Statements.

Basis of Consolidation

        The condensed consolidated financial statements include all the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's condensed consolidated balance sheet as of March 31, 2009 and the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 have been made. The results set forth in the condensed consolidated statements of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. All amounts are approximate due to rounding. Certain prior period amounts have been reclassified to conform to the current year's presentation. Reclassifications in the aggregate had an immaterial effect on the Company's condensed consolidated financial statements.

        The condensed consolidated financial statements were prepared following the interim reporting requirements of the Securities and Exchange Commission, or the SEC. As permitted under those rules, annual footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

        The Company is responsible for the unaudited condensed consolidated financial statements and notes included in this document. As these are condensed financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and with the information contained in the Company's other publicly-available filings with the SEC.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(2) Recent Accounting Pronouncements

Adopted in 2009

        In April 2009, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." This FSP amends and clarifies SFAS No. 141(R) (see below) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in any future business combinations the Company completes.

  FSP No. EITF 03-6-1

        In June 2008, the FASB issued FSP No. Emerging Issues Task Force ("EITF") 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per common share under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, "Earnings per Share." The Company adopted the provisions of this FSP on January 1, 2009. Accordingly, all prior period net earnings per common share data presented have been adjusted to conform to the provisions of this FSP. See Note 16, "Net Earnings Per Common Share," for further information. The adoption of this FSP did not have a material effect on the Company's previously reported net earnings per common share.

  FSP No. FAS 142-3

        In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets." FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." Beginning January 1, 2009, the requirement for determining useful lives must be applied prospectively to intangible assets acquired after January 1, 2009 and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, January 1, 2009. The impact of this FSP will be dependent on any intangible assets that may be acquired in the future by the Company.

  SFAS No. 161

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133." SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(2) Recent Accounting Pronouncements (Continued)

cash flows. The Company adopted the provisions of SFAS No. 161 on January 1, 2009. See Note 11, "Derivatives and Hedging Activities," for further information.

  FSP No. 157-2

        In February 2008, the FASB issued FSP 157-2, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted this FSP on January 1, 2009 for items within the scope of this FSP. This FSP did not have an impact on the Company's consolidated financial position or results of operations.

  SFAS No. 141(R)

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS No. 141(R) also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) was effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009. Accordingly, any future business combinations the Company completes will be accounted for under this new standard.

  SFAS No. 160

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51." SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company adopted SFAS No. 160 on January 1, 2009 and reclassified its noncontrolling interests to stockholders' equity from total liabilities and presented total parent company stockholders' equity as a separate line item in the condensed consolidated balance sheet. This adoption did not have a material impact on the Company's consolidated financial position or results of operations.

  Pending Adoption

        In April 2009, the FASB issued the following FSPs that provide additional application guidance and enhance disclosure requirements regarding fair value measurements and impairments of securities.

  •
  FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(2) Recent Accounting Pronouncements (Continued)

    Orderly," provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, "Fair Value Measurements."

  •
  FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," enhances consistency in financial reporting by increasing the frequency of fair value disclosures.

  •
  FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

        These FSPs are effective for the Company for the interim period ending June 30, 2009. The Company is currently evaluating the impact, if any, these FSPs may have on its consolidated financial position and results of operations and specifically the impact these FSPs may have on its determination of the fair value of its investments in auction rate securities.

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

(3) Segments

        The following table shows net sales, depreciation and amortization and operating profit by the Company's segment reporting structure.

	Three Months Ended March 31,
	2009	2008
Net sales:
Food Packaging	$424.0	$468.3
Food Solutions	205.2	235.7
Protective Packaging	280.1	372.9
Other	79.2	100.5

Total	$988.5	$1,177.4

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(3) Segments (Continued)

	Three Months Ended March 31,
	2009	2008
Depreciation and amortization:
Food Packaging	$20.2	$17.8
Food Solutions	8.8	8.0
Protective Packaging	10.6	14.6
Other	4.9	4.3

Total	$44.5	$44.7

Operating profit(1):
Food Packaging	$58.6	$56.2
Food Solutions	22.5	16.9
Protective Packaging	34.2	41.4
Other	4.2	4.2

Total segments and other	119.5	118.7
Restructuring (credits) and other charges(2)	(0.4)	2.0

Total	$119.9	$116.7

    (1)
    Before taking into consideration restructuring (credits) and other charges.

    (2)
    The restructuring (credits) and other charges by the Company's segment reporting structure were as follows:

	Three Months Ended March 31,
	2009	2008
Food Packaging	$(0.5)	$1.9
Food Solutions	0.1	—
Protective Packaging	—	0.1
Other	—	—

Total	$(0.4)	$2.0

        Restructuring (credits) and other charges primarily related to the Company's global manufacturing strategy. See Note 4, "Cost Reduction and Productivity Program and Global Manufacturing Strategy," for further discussion.

        The following table shows assets allocated to the Company's reportable segments. Only assets which are identifiable by segment and reviewed by the Company's chief operating decision maker by segment are allocated to the reportable segment assets, which are trade receivables, net, and finished goods inventory, net. All other assets are included in "Assets not allocated." Assets not allocated include goodwill of $1,932.6 million at March 31, 2009 and $1,938.1 million at December 31, 2008 and

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(3) Segments (Continued)

total property and equipment, net, of $1,009.7 million at March 31, 2009 and $1,051.4 million at December 31, 2008.

	March 31, 2009	December 31, 2008
Assets:
Trade receivables, net, and finished goods inventory, net
Food Packaging	$418.1	$443.1
Food Solutions	215.0	216.6
Protective Packaging	272.2	281.2
Other	63.9	72.5

Total segments and other	969.2	1,013.4
Assets not allocated	4,211.7	3,972.6

Total	$5,180.9	$4,986.0

Allocation of Goodwill to Reportable Segments

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and because the Company's management views goodwill as a corporate asset, the Company does not allocate its goodwill balance to its reportable segments. However, in accordance with the provisions of SFAS No. 142, the Company is required to allocate goodwill to each reporting unit in order to perform its annual impairment review of goodwill, which it does during the fourth quarter of the year. See Note 9, "Goodwill and Identifiable Intangible Assets," for the allocation of goodwill in accordance with the provisions of SFAS No. 142, the changes in the three months ended March 31, 2009 by the Company's segment reporting structure and details of the Company's interim goodwill impairment review.

(4) Cost Reduction and Productivity Program and Global Manufacturing Strategy

Cost Reduction and Productivity Program

        In the third quarter of 2008, the Company implemented a cost reduction and productivity program. The components of the restructuring accrual, which was primarily for termination benefits, through March 31, 2009 and the accrual balance remaining at March 31, 2009 related to this program are included in the table below. The Company expects to incur additional modest costs associated with this program in the remainder of 2009.

Restructuring accrual at December 31, 2008	$43.7
Cash payments made during 2009	(14.7)
Effect of changes in foreign currency rates	(1.2)

Restructuring accrual at March 31, 2009	$27.8

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(4) Cost Reduction and Productivity Program and Global Manufacturing Strategy (Continued)

        The Company expects to pay $26.8 million of the accrual balance remaining at March 31, 2009 within the next 12 months. This amount is included in other current liabilities on the condensed consolidated balance sheet at March 31, 2009. The remaining accrual of $1.0 million is expected to be paid by the end of 2010 and is included in other liabilities on the condensed consolidated balance sheet at March 31, 2009.

Global Manufacturing Strategy

        The Company's global manufacturing strategy, when fully implemented, will expand production in regions where demand for the Company's products and services has been growing significantly. At the same time, the Company is optimizing certain manufacturing platforms in North America and Europe into centers of excellence. The goals of this multi-year program are to expand capacity in growing markets, further improve the Company's operating efficiencies, and implement new technologies more effectively. By taking advantage of new technologies and streamlining production on a global scale, the Company expects to continue to enhance its profitable growth and its global leadership position and produce meaningful savings.

        The Company announced the first phase of this multi-year global manufacturing strategy in July 2006. At the end of 2008, the construction phase of the program was substantially complete. The capital expenditures and associated costs and related restructuring charges and the total amounts incurred since inception of this multi-year strategy are included in the table below.

	Three Months Ended March 31,
			Cumulative Through March 31, 2009
	2009	2008
Capital expenditures	$6.2	$8.7	$138.9
Associated costs(1)	3.1	2.4	25.7
Restructuring (credits) and other charges(2)	(0.2)	2.0	31.6

    (1)
    The associated costs principally include facility start-up costs, which are primarily included in cost of sales on the condensed consolidated statements of operations. These charges by the Company's reporting structure were as follows:

	Three Months Ended March 31,
	2009	2008
Food Packaging	$2.5	$0.8
Food Solutions	0.1	—
Protective Packaging	0.5	1.3
Other	—	0.3

Total	$3.1	$2.4

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(4) Cost Reduction and Productivity Program and Global Manufacturing Strategy (Continued)

    (2)
    The restructuring (credits) and other charges were primarily for termination benefits, the majority of which were related to the Food Packaging segment. These charges were included in restructuring (credits) and other charges on the condensed consolidated statements of operations. See Note 3, "Segments," for restructuring (credits) and other charges by reportable segment and Other. A reconciliation of the restructuring accrual is included below.

        The components of the restructuring accrual through March 31, 2009 and the accrual balance remaining at March 31, 2009 were as follows:

Restructuring accrual at December 31, 2008	$14.4
Adjustment to accrual for termination benefits	(0.6)
Cash payments during 2009	(0.7)
Effect of changes in foreign currency rates	(0.2)

Restructuring accrual at March 31, 2009	$12.9

        The Company expects to pay $10.4 million of the accrual balance remaining at March 31, 2009 within the next 12 months. This amount is included in other current liabilities on the Company's condensed consolidated balance sheet at March 31, 2009. The remaining accrual of $2.5 million is expected to be paid by the end of 2010 and is included in other liabilities on the Company's condensed consolidated balance sheet at March 31, 2009.

(5) Available-for-Sale Investments

        The following tables summarize the Company's available-for-sale investments classified as non-current assets that are carried at fair value on the condensed consolidated balance sheets at March 31, 2009 and December 31, 2008:

March 31, 2009	Original Cost	Gross Other Than Temporary Impairment	Estimated Fair Value
Auction rate securities:
Debt instruments with contractual maturity dates in 2021, 2033, and 2036	$24.7	$(17.0)	$7.7
Non-cumulative perpetual preferred stock	20.0	(17.0)	3.0

Total	$44.7	$(34.0)	$10.7

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(5) Available-for-Sale Investments (Continued)

December 31, 2008	Original Cost	Gross Other Than Temporary Impairment	Estimated Fair Value
Auction rate securities:
Debt instruments with contractual maturity dates in 2021, 2033, and 2036	$24.7	$(17.0)	$7.7
Non-cumulative perpetual preferred stock	20.0	(17.0)	3.0

Total	$44.7	$(34.0)	$10.7

        The Company's available-for-sale investments, consisting of auction rate securities at March 31, 2009 and December 31, 2008, are exposed to market risk related to changes in conditions in the U.S. financial markets and in the financial condition of the issuers of these securities. The Company's investment in auction rate securities at March 31, 2009 and December 31, 2008 had an original cost of $44.7 million.

        These auction rate securities consisted of two contingent capital securities that were converted into perpetual preferred stock of Ambac Assurance Corporation ("AMBAC"), the issuer, in December 2008, and three debt instruments issued individually by Primus Financial Products LLC (maturity date 2021), River Lake Insurance Company, a wholly-owned subsidiary of Genworth Financial, Inc. (maturity date 2033) and Ballantyne Re Plc (maturity date 2036). In January 2009, Ballantyne issued a notification that it was unable to fully fund its upcoming interest payments. As a result, Ballantyne exercised its option to rely on the insurance protection provided to it by AMBAC (UK), the issuer of an insurance wrap on this debt instrument.

        These five securities historically were re-auctioned every twenty-eight days, which had provided a liquid market for them. However, as a result of continuing liquidity concerns affecting capital markets, particularly in the U.S., specifically for asset-back securities, every auction held by the issuers for these auction rate securities in 2008 and 2009 failed. As of March 31, 2009, the Company received interest and dividend payments, totaling $0.4 million, when due.

        The Company accounts for these investments as available-for-sale investments and reviews them for impairment in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and other related guidance issued by the FASB and the SEC.

        During the first quarter of 2009, the Company determined that there was no change in the estimated fair value of its available-for-sale investments. See Note 12, "Fair Value Measurements," for a discussion of the assumptions, inputs and valuation methodology used by the Company to determine the fair value of these auction rate securities at March 31, 2009.

        The Company continues to monitor developments in the market for auction rate securities including the specific securities in which it has invested. At March 31, 2009, the securities issuers' ratings by Moody's Investors Service, Inc. ranged from Baa1 to Ba3 and ratings by Standard & Poor's, a division of the McGraw-Hill Companies, Inc., ranged from A to CCC, both unchanged from

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(5) Available-for-Sale Investments (Continued)

December 31, 2008. The Company believes that it has sufficient liquidity to meet its operating cash needs without the sale of these securities.

        If credit or liquidity conditions relating to these securities or the issuers worsen, the Company may recognize additional other-than-temporary impairments, which would result in the recognition of additional losses on the condensed consolidated statement of operations.

(6) Accounts Receivable Securitization Program

        The Company and a group of its U.S. subsidiaries maintain an accounts receivable securitization program with a bank and an issuer of commercial paper administered by the bank. At March 31, 2009, the maximum purchase limit for receivables interests was $160.0 million and the program had an expiration date of December 2, 2012. This program includes a bank financing commitment that must be renewed annually prior to the expiration date. The bank commitment is scheduled to expire on December 4, 2009. The Company plans to seek an additional 364 day renewal of the bank commitment prior to its expiration. While the bank is not obligated to renew the bank financing commitment, the Company has historically negotiated annual renewals since the commencement of the program in 2001.

        The amounts available from time to time under the program may be less than $160.0 million subject to the level of the eligible assets included in the U.S. accounts receivable portfolio. The level of eligible assets can be impacted by a number of factors, including, but not limited to, accounts receivable balances, the Company's credit rating, the Company's receivables collection experience and the creditworthiness of the Company's customers. At March 31, 2009, the level of eligible assets available under the program declined due to some of the factors mentioned above. As a result, the amounts available to the Company under the program decreased to approximately $89.0 million at March 31, 2009. Although the Company does not believe that these restrictive provisions presently materially restrict its operations, a breach of one or more of these restrictive provisions could result in a further decline in, or the elimination of, amounts available under the program.

        At December 31, 2008, the Company had $80.0 million outstanding under this program. In January 2009, the Company utilized an additional $51.0 million available to it under this program. Subsequently, in February 2009, the Company repaid the entire $131.0 million outstanding amount under this program utilizing funds available from its 12% Senior Notes.

        The costs associated with the receivables program are reflected in other (expense) income, net, in the Company's condensed consolidated statements of operations and were immaterial for the three months ended March 31, 2009 and 2008.

        The receivables program contains financial covenants relating to interest coverage and debt leverage similar to those contained in the Company's revolving credit facility. The Company was in compliance with these covenants at March 31, 2009.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(7) Inventories

        The following table presents details of the Company's inventories:

	March 31, 2009	December 31, 2008
Inventories (at FIFO, which approximates replacement value):
Raw materials	97.1	$98.7
Work in process	118.1	116.6
Finished goods	390.7	405.0

Subtotal	605.9	620.3
Reduction of certain inventories to LIFO basis	(56.9)	(56.0)

Total	$549.0	$564.3

        The Company determines the value of non-equipment U.S. inventories by the last-in, first-out or LIFO inventory method. The value of U.S. inventories determined by that method amounted to $134.3 million at March 31, 2009 and $134.9 million at December 31, 2008. If the Company had used the first-in, first-out or FIFO inventory method, which approximates replacement value, for these inventories, the balances would have been $56.9 million higher at March 31, 2009 and $56.0 million higher at December 31, 2008.

(8) Property and Equipment, net

        The following table details the Company's property and equipment, net, at March 31, 2009 and December 31, 2008.

	March 31, 2009	December 31, 2008
Land and improvements	$44.5	$45.4
Buildings	554.5	565.1
Machinery and equipment	2,139.0	2,179.0
Other property and equipment	127.5	130.4
Construction-in-progress	111.8	123.9

	2,977.3	3,043.8
Accumulated depreciation and amortization	(1,967.6)	(1,992.4)

Property and equipment, net	$1,009.7	$1,051.4

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(8) Property and Equipment, net (Continued)

        The following table details the Company's interest cost capitalized and depreciation and amortization expense for property and equipment for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Interest cost capitalized	$2.1	$2.6
Depreciation and amortization expense for property and equipment	35.3	37.9

(9) Goodwill and Identifiable Intangible Assets

Goodwill

        The following table details the Company's goodwill balances at March 31, 2009 and December 31, 2008 by the Company's segment reporting structure.

	Balance at December 31, 2008	Goodwill Acquired	Foreign Currency Translation and Other	Balance at March 31, 2009
Food Packaging	$381.4	$—	(1.3)	$380.1
Food Solutions	147.2	—	(0.5)	146.7
Protective Packaging	1,254.7	—	(4.1)	1,250.6
Other	154.8	0.9	(0.5)	155.2

Total	$1,938.1	$0.9	$(6.4)	$1,932.6

        In accordance with SFAS No. 142, the Company tests goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and at other times if events or circumstances exist that indicate the carrying value of goodwill may potentially no longer be recoverable. Due to an expected decline in three of the Company's reporting unit's forecasted operating results, and to a lesser extent, a decline in the Company's EBITDA (defined as: Earnings Before Interest Taxes and Depreciation and Amortization) multiples and the price of the Company's common stock since December 31, 2008, the Company performed an interim goodwill impairment assessment for these three reporting units at March 31, 2009. The Company completed step one of its interim impairment test and fair value analysis for goodwill and concluded that there were no impairments present and accordingly no impairment charge was recorded as of March 31, 2009.

        The Company uses a fair value approach to test goodwill for impairment. The Company must recognize a non-cash impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. The Company derives an estimate of fair values for each of the Company's reporting units using a combination of an income approach and two market approaches, each based on an applicable weighting. The Company assesses the applicable weighting based on such

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(9) Goodwill and Identifiable Intangible Assets (Continued)

factors as current market conditions and the quality and reliability of the data. Absent an indication of fair value from a potential buyer or similar specific transactions, the Company believes that the use of these methods provides a reasonable estimate of a reporting unit's fair value. Fair value computed by these methods is arrived at using a number of factors, including projected future operating results, anticipated future cash flows, effective income tax rates, comparable marketplace data within a consistent industry grouping, and the cost of capital. There are inherent uncertainties, however, related to these factors and to the Company's judgment in applying them to this analysis. Nonetheless, the Company believes that the combination of these methods provides a reasonable approach to estimate the fair value of the Company's reporting units. Assumptions for sales, earnings and cash flows for each reporting unit were consistent among these methods.

        The income approach is based upon the present value of expected cash flows. Expected cash flows are converted to present value using factors that consider the timing and risk of the future cash flows. The estimate of cash flows used is prepared on an unleveraged debt-free basis. A discount rate is used, which reflects a market-derived weighted average cost of capital. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit's expected long-term operating and cash flow performance. The projections are based upon the Company's best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include effective income tax rates, terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital.

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

        The excess of fair value over carrying value for each of the Company's reporting units that had their determination of fair values updated as part of the March 31, 2009 interim goodwill impairment test, ranged from approximately 8% to approximately 150%.

        Although the Company determined that there was no goodwill impairment at March 31, 2009, the future occurrence of a potential indicator of impairment, such as a decrease in expected earnings, adverse equity market conditions, a decline in current market multiples, a decline in the price of the Company's common stock, a significant adverse change in legal factors or business climate, an adverse

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(9) Goodwill and Identifiable Intangible Assets (Continued)

action or assessment by a regulator, unanticipated competition, strategic decisions made in response to economic or competitive conditions, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could require an interim assessment for some or all of the reporting units prior to the next required annual assessment. In the event of an adverse change of the natures described above, the Company may be required to recognize a non-cash impairment of goodwill, which could have a material adverse effect on the Company's consolidated financial position and results of operations.

  Identifiable Intangible Assets

        The following table summarizes the Company's identifiable intangible assets with definite and indefinite useful lives.

	March 31, 2009	December 31, 2008
Gross carrying value	$112.8	$113.7
Accumulated amortization	(50.1)	(49.5)

Total	$62.7	$64.2

        These identifiable intangible assets are included in other assets, net, on the condensed consolidated balance sheets and include $8.9 million of trademarks that the Company has determined to have an indefinite useful life.

        Amortization expense of identifiable intangible assets was $2.9 million for the three months ended March 31, 2009 and $2.4 million for the three months ended March 31, 2008. These expenses are included in marketing, administrative and development expenses on the condensed consolidated statements of operations.

        Assuming no change in the gross carrying value of identifiable intangible assets from the value at March 31, 2009, the estimated future amortization expense is as follows:

2009	$7.9
2010	9.5
2011	6.5
2012	5.3
2013	4.7
Thereafter	19.9

Total	$53.8

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(10) Debt and Credit Facilities

        The Company's total debt outstanding consisted of the amounts set forth on the following table:

	March 31, 2009	December 31, 2008
Short-term borrowings	$36.1	$37.6
Current portion of long-term debt:
6.95% Senior Notes due May 2009	136.7	136.7
Other current portion of long-term debt	13.6	14.8

Total current debt	186.4	189.1
5.625% Senior Notes due July 2013, less unamortized discount of $0.7 in 2009 and 2008	399.3	399.3
12.0% Senior Notes due February 2014	300.0	—
6.875% Senior Notes due July 2033, less unamortized discount of $1.5 in 2009 and 2008	448.5	448.5
3% Convertible Senior Notes due June 2033(1)	431.3	431.3
Other	10.5	10.8

Total long-term debt, less current portion	1,589.6	1,289.9

Total debt	$1,776.0	$1,479.0

    (1)
    The holders of the 3% convertible Senior Notes have the option to require the Company to repurchase these notes on June 30, 2010, 2013, 2018, 2023 and 2028, or upon the occurrence of a fundamental change in or a termination of trading of the Company's common stock, at a price equal to 100% of their principal amount, plus accrued and unpaid interest. The Company currently has the option to redeem these senior notes at a price equal to 100.857% of their aggregate principal amount, declining to 100.429% on June 30, 2009 and to 100% on June 30, 2010.

Senior Notes

  12% Senior Notes

        On February 6, 2009, the Company issued $300 million aggregate principal amount of 12% senior unsecured notes due 2014 in a private offering. The notes were sold pursuant to the Note Purchase Agreement dated February 6, 2009 by and among the Company, Davis Selected Advisers, L.P. and subsidiaries of Berkshire Hathaway Inc.

        As indicated in a Schedule 13G/A filed with the SEC on February 13, 2009, Davis Selected Advisers, L.P. indicated that it had sole voting power with respect to 53,770,821 shares and sole dispositive power with respect to 57,784,149 shares of the Company's common stock, which then represented beneficial ownership of approximately 37% of the outstanding shares of the Company's common stock.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(10) Debt and Credit Facilities (Continued)

        Upon receipt of these funds, the Company repaid amounts outstanding under its revolving credit facility and its accounts receivable securitization program and retained the balance in cash and cash equivalents on the condensed consolidated balance sheets. Interest expense related to the 12% Senior Notes in the three months ended March 31, 2009 was $5.4 million.

  6.95% Senior Notes

        In December 2008, the Company purchased $90.6 million in aggregate principal amount of its outstanding 6.95% Senior Notes due May 15, 2009, representing approximately 40% of the outstanding face value of these senior notes. The Company purchased these senior notes at their face value plus accrued interest utilizing funds from the Company's accounts receivable securitization program and available cash. As of March 31, 2009, there was $136.7 million in principal amount of these senior notes outstanding. The Company expects to use a combination of available cash and committed sources of credit to retire these senior notes when they become due on May 15, 2009.

  Lines of Credit

        The following table summarizes the Company's available committed and uncommitted lines of credit, including the revolving credit facility and the ANZ facility, which are discussed below.

	March 31, 2009	December 31, 2008
Used lines of credit	$44.5	$46.7
Unused lines of credit	754.8	773.4

Total available lines of credit	$799.3	$820.1

Available lines of credit—committed	$590.0	$588.8
Available lines of credit—uncommitted	209.3	231.3

Total available lines of credit	$799.3	$820.1

        The Company's principal credit lines were committed and consisted of the revolving credit facility and the ANZ facility. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

  Revolving Credit Facilities

        The Revolving Credit Facility—The Company has a $500.0 million unsecured multi-currency revolving credit facility, which has an expiration date of July 26, 2012.

        The revolving credit facility commitments include $28.0 million provided by Lehman Commercial Paper Inc., a subsidiary of Lehman Brothers Holdings Inc. As a result of the bankruptcy filing of Lehman Brothers Holdings Inc. and certain of its subsidiaries in September 2008, Lehman Commercial Paper Inc. is no longer funding borrowing requests under the revolving credit facility. At March 31, 2009, the total amount available under the revolving credit facility was $472.0 million.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(10) Debt and Credit Facilities (Continued)

        The terms of the revolving credit facility include a requirement that, upon the occurrence of specified events that would adversely affect the Settlement agreement in the Grace bankruptcy proceedings or would materially increase the Company's liability in respect of the Grace bankruptcy or the asbestos liability arising from the Cryovac transaction, the Company would be required to repay any amounts outstanding under the revolving credit facility, or refinance the facility, within 60 days. See "Settlement Agreement and Related Costs," "Cryovac Transaction" and "Contingencies Related to the Cryovac Transaction," of Note 14, "Commitments and Contingencies," for further discussion.

        During 2009, the Company borrowed funds from time to time under its revolving credit facility. Interest expense related to the funds drawn in 2009 was $0.2 million representing a weighted average interest rate of 2.71%. At March 31, 2009 there were no amounts outstanding under this facility.

        ANZ Facility—The Company has a 170.0 million Australian dollar, dual-currency revolving credit facility due March 2010, which was equivalent to $118.0 million at March 31, 2009. A syndicate of banks made this facility available to a group of the Company's Australian and New Zealand subsidiaries for general corporate purposes, including refinancing of previously outstanding indebtedness. The Company may re-borrow amounts repaid under the ANZ facility from time to time prior to the expiration or earlier termination of the facility. The ANZ facility is scheduled to expire in March 2010. The Company plans to renew or replace the ANZ facility prior to its expiration date. However, the Company cannot give assurance that it will be able to renew or replace this facility. At March 31, 2009 there were no amounts outstanding under this facility.

Covenants

        Each issue of the Company's outstanding senior notes imposes limitations on the Company's operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. The revolving credit facility contains financial covenants relating to interest coverage, debt leverage and minimum liquidity and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the Settlement agreement discussed above. The ANZ facility contains financial covenants relating to debt leverage, interest coverage and tangible net worth and restrictions on the creation of liens, the incurrence of additional indebtedness and asset sales, in each case relating to the Australian and New Zealand subsidiaries of the Company that are borrowers under the facility. At March 31, 2009 the Company was in compliance with the above financial covenants and limitations, as applicable.

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

        The Company was party to foreign currency forward contracts with an aggregate notional amount of $432.6 million maturing through December 2009 at March 31, 2009 and $395.1 million maturing through October 2008 at March 31, 2008. At December 31, 2008, the Company was party to foreign currency forward contracts with an aggregate notional amount of $421.6 million maturing through March 2009.

        These contracts were entered into to minimize the impact of the changes in foreign currencies related to certain foreign currency denominated interest-bearing intercompany loans and receivables and payables. The changes in fair value of these contracts are recognized in other (expense) income, net, on the condensed consolidated statements of operations and are largely offset by the remeasurement of the underlying foreign currency denominated items. These contracts had original maturities of less than 12 months.

        The estimated fair value of these contracts, which represents the estimated net payments that the Company would be paid or received by the Company in the event of termination of these contracts, based on the then current foreign currency exchange rates, was a net payable of $3.1 million at March 31, 2009. At December 31, 2008, the estimated fair value of these contracts was a net receivable of $12.7 million. The related net gains and losses were largely offset by the net gains and losses resulting from the remeasurement of the underlying foreign currency denominated items.

Cash Flow Hedges

        In accordance with SFAS No. 133, the Company records gains and losses on derivatives qualifying as cash flow hedges in other comprehensive loss, to the extent that these hedges are effective and until it recognizes the underlying transactions in net earnings, at which time it recognizes these gains and losses in other (expense) income, net, on the condensed consolidated statements of operations. Other comprehensive income reflected net unrealized after tax gains of less than $0.1 million for the three months ended March 31, 2009 and $0.3 million ($0.5 million pre-tax) for the three months ended

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(11) Derivatives and Hedging Activities (Continued)

March 31, 2008. The unrealized amounts in other comprehensive loss will fluctuate based on changes in the fair value of open contracts during each reporting period.

Other Derivative Instruments

        The Company may use other derivative instruments from time to time, such as foreign exchange options to manage exposure due to foreign exchange rates and interest rate and currency swaps related to access to additional sources of international financing. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At March 31, 2009, the Company had no foreign exchange options or interest rate and currency swap agreements outstanding.

        See Note 12, "Fair Value Measurements," for a discussion of the inputs and valuation techniques used by the Company to determine the fair value of its outstanding derivative instruments.

        In accordance with the provisions of SFAS No. 161, the following table details the fair value of the Company's derivative instruments included in the condensed consolidated balance sheets.

	Fair Value of Asset Derivatives(1)		Fair Value of (Liability) Derivatives(1)
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS No. 133:
Foreign currency forward contracts	$0.2	$—	$(0.2)	$(0.1)
Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign currency forward contracts	$0.7	$14.6	$(3.8)	$(1.8)

Total	$0.9	$14.6	$(4.0)	$(1.9)

(1)
Asset derivatives were included in other current assets and liability derivatives were included in other current liabilities on the condensed consolidated balance sheets.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(11) Derivatives and Hedging Activities (Continued)

        The following table details the effect of the Company's derivative instruments on the condensed consolidated statements of operations.

	Amount of Gain (Loss) Recognized in Net Earnings on Derivative(1)
	Three Months Ended March 31,
	2009	2008
Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign currency forward contracts	$(2.8)	$3.1
Foreign currency option contracts	—	(0.2)

Total	$(2.8)	$2.9

    (1)
    Amounts are included in other (expense) income on the condensed consolidated statements of operations.

(12) Fair Value Measurements

        In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk in its assessment of fair value.

        The following table shows the fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis by the input levels, included in SFAS No. 157, as of March 31, 2009 and December 31, 2008:

March 31, 2009	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$6.9	$—	$6.9	$—

Non-current investments—available-for-sale securities	$10.7	$—	$—	$10.7

Derivative financial liabilities:
Foreign currency forward contracts	$3.1	$—	$3.1	$—

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

Derivative financial assets:
Foreign currency forward contracts	$12.7	$—	$12.7	$—

        The following table shows a reconciliation of the Company's available-for-sale securities, which are measured at fair value on a recurring basis using Level 3 inputs as of March 31, 2009:

Original cost basis	$44.7
Other-than-temporary impairment recognized through March 31, 2009	34.0

Estimated fair value as of March 31, 2009	$10.7

Cash Equivalents

        The Company's cash equivalents at March 31, 2009 consisted of investments in money market funds. The Company's cash equivalents at December 31, 2008 included time deposits (fair value determined using Level 1 inputs) and commercial paper (fair value determined using Level 2 inputs). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

Non-current Investments—Available-for-Sale Securities

        The Company's non-current investments—available-for-sale securities consist of auction rate securities, which are recorded at fair value on the condensed consolidated balance sheets using an income approach valuation technique based on the Company's observations by analysis and interpretation from related securities in secondary markets.

        Since these auction rate securities do not currently have readily available or observable prices, the Company used the income approach to determine the fair value of these securities. Consistent with the provisions of SFAS No. 157 and other guidance provided by the FASB and SEC, the Company calculated an estimated fair value for these investments using a bond calculation. The valuation methodology included the following inputs and assumptions:

    Maturity—The Company's debt instruments investments have stated maturities that exceed 13 years, while the other investments are non-cumulative perpetual preferred stock investments with no maturity dates. The Company's valuation model assumes that auctions of all of the investments will resume or that a financial resolution will otherwise be achieved within the next 10 years (the "workout period").

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(12) Fair Value Measurements (Continued)

    Coupon—All of these investments are variable rate instruments, with interest rates resetting every 28 days based on a pre-determined formula. Since the workout period is assumed to be 10 years, the Company used the 10-year U.S. dollar interest rate swap rate plus an additional issuer credit spread to reflect a fixed coupon for the debt instruments over the 10-year period. The Company's coupon assumptions for its December 31, 2008 fair value valuation included a zero coupon rate for the two perpetual preferred stock investments since Ambac (the securities' issuer) cancelled its dividends on its common stock in December 2008. Since then, the Company has continued to receive all dividend payments on these investments. As a result, the Company modified its coupon assumptions in its March 31, 2009 fair value valuation to include coupon rates for the two perpetual preferred stock investments.

    Yield-to-Maturity—The Company used the 10-year U.S. dollar interest rate swap rate plus credit default swap spreads for each issuer. The Company also included an additional liquidity risk premium of 100 basis points in its yield-to-maturity assumption.

        In addition to the valuation methodology and inputs discussed above, the Company has also considered that the U.S. financial market conditions for these securities in general and specifically with the issuers of the securities have not materially changed in the first quarter of 2009.

        Based on the valuation methodology discussed above, the Company determined that as of March 31, 2009, there was no change in the fair value of its available-for-sale investments. The Company's valuation methodology calculations are subjective and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect the Company's estimates.

        See Note 5, "Available-for-Sale Investments," for additional information.

Derivative Financial Instruments

        The Company's foreign currency forward contracts are recorded at fair value on the condensed consolidated balance sheets using the income approach valuation technique based on observable market inputs.

        Observable market inputs used in the calculation of the foreign currency forward contracts include foreign currency spot and forward rates. In addition, other pricing data quoted by various banks and foreign currency dealers involving identical or comparable instruments are included. Counterparties to these contracts are rated at least A by Standard & Poor's and A3 by Moody's. None of these counterparties experienced any significant ratings downgrades in the three months ended March 31, 2009. The fair value generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date.

Other Financial Instruments

        The following financial instruments are recorded at fair value or at amounts that approximate fair value: (1) receivables, net, (2) certain other current assets, (3) accounts payable and (4) other current liabilities. The carrying amounts reported in the condensed consolidated balance sheets for the above

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(12) Fair Value Measurements (Continued)

financial instruments closely approximates their fair value due to the short-term nature of these assets and liabilities.

(13) Income Taxes

Effective Income Tax Rate and Income Tax Provision

        The Company's effective income tax rate was 28.8% for the three months ended March 31, 2009 and 25.4% for the three months ended March 31, 2008.

        For the three months ended March 31, 2009, the Company's effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to lower net effective income tax rate on foreign earnings, partially offset by state income taxes.

        For the three months ended March 31, 2008, the Company's effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the income tax benefits arising from the change in Accounting Principles Board Opinion 23 assertion, the utilization of loss carryforwards in a foreign jurisdiction for which no benefit had be recognized for financial reporting purposes, and the lower net effective income tax rate on foreign earnings, partially offset by state income taxes.

FIN 48

        There have been no material changes to the Company's unrecognized tax benefits as reported at December 31, 2008, nor has the Company changed its policy with regard to the reporting of penalties and interest related to unrecognized tax benefits. Therefore, a reconciliation of unrecognized tax benefits from January 1, 2009 through March 31, 2009 has not been provided.

(14) Commitments and Contingencies

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(14) Commitments and Contingencies (Continued)

        The Company recorded a pre-tax charge of $850.1 million as a result of the Settlement agreement in its consolidated statement of operations for the year ended December 31, 2002. The charge consisted of the following items:

  •
  a charge of $512.5 million covering a cash payment that the Company will be required under the Settlement agreement to make upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy. Because the Company cannot predict when a plan of reorganization may become effective, the Company recorded this liability as a current liability on the consolidated balance sheet at December 31, 2002. Under the terms of the Settlement agreement, this amount accrues interest at a 5.5% annual rate from December 21, 2002 to the date of payment. The Company has recorded this interest in interest expense on the consolidated statements of operations and in Settlement agreement and related accrued interest on the consolidated balance sheets. The accrued interest, which is compounded annually, was $205.1 million at March 31, 2009 and $195.3 million at December 31, 2008.

  •
  a non-cash charge of $321.5 million representing the fair market value at the date the Company recorded the charge of nine million shares of the Company's common stock expected to be issued under the Settlement agreement upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy, which was adjusted to eighteen million shares due to the two-for-one stock split in March 2007. These shares are subject to customary anti-dilution provisions that adjust for the effects of stock splits, stock dividends and other events affecting the Company's common stock. The fair market value of the Company's common stock was $35.72 per pre-split share ($17.86 post-split) as of the close of business on December 5, 2002. The Company recorded this amount in its consolidated balance sheet at December 31, 2002 as follows: $0.9 million representing the aggregate par value of these shares of common stock reserved for issuance related to the Settlement agreement, and the remaining $320.6 million, representing the excess of the aggregate fair market value over the aggregate par value of these common shares, in additional paid-in capital. The diluted earnings per common share calculations for the first quarters ended March 31, 2009 and 2008 reflect the eighteen million shares of common stock reserved for issuance related to the Settlement agreement.

  •
  $16.1 million of legal and related fees as of December 31, 2002.

        Settlement agreement and related costs reflected legal and related fees for asbestos-related matters of $0.5 million in the first quarter of 2009, which are included in other (expense) income, net, on the Company's condensed consolidated statements of operations.

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

        Since the beginning of 2000, the Company has been served with a number of lawsuits alleging that, as a result of the Cryovac transaction, the Company is responsible for alleged asbestos liabilities of Grace and its subsidiaries, some of which were also named as co-defendants in some of these actions. Among these lawsuits are several purported class actions and a number of personal injury lawsuits. Some plaintiffs seek damages for personal injury or wrongful death, while others seek medical monitoring, environmental remediation or remedies related to an attic insulation product. Neither the former Sealed Air Corporation nor Cryovac, Inc. ever produced or sold any of the asbestos-containing materials that are the subjects of these cases. None of these cases has reached resolution through judgment, settlement or otherwise. As discussed below, Grace's Chapter 11 bankruptcy proceeding has stayed all of these cases.

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

        On September 19, 2008, Grace, the ACC, the FCR, and the Equity Committee filed, as co-proponents, the PI Settlement Plan and several exhibits and associated documents, including a disclosure statement (as filed and amended from time to time, the "PI Settlement Disclosure Statement"), with the Bankruptcy Court. Amended versions of the PI Settlement Plan and the PI Settlement Disclosure Statement have been filed with the Bankruptcy Court from time to time. On March 9, 2009, the Bankruptcy Court entered an order approving the PI Settlement Disclosure Statement as containing adequate information and authorizing Grace to solicit votes to accept or reject the PI Settlement Plan, all as more fully described in the order. The PI Settlement Plan, which supersedes each of the Grace Plan and the Claimants' Plan, remains pending before the Bankruptcy Court. The committee representing general unsecured creditors and the Official Committee of Asbestos Property Damage Claimants are not co-proponents of the PI Settlement Plan. As filed, the PI Settlement Plan would provide for the establishment of two asbestos trusts under Section 524(g) of the United States Bankruptcy Code to which present and future asbestos-related claims would be

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(14) Commitments and Contingencies (Continued)

channeled. The PI Settlement Plan also contemplates that the terms of the Settlement agreement will be incorporated into the PI Settlement Plan and that the Company will pay the amount contemplated by the Settlement agreement. The Company is reviewing the PI Settlement Plan on an ongoing basis to verify that it complies with the Settlement agreement. Although the Company is optimistic that, if confirmed, the PI Settlement Plan may implement the terms of the Settlement agreement, there can be no assurance that this will be the case. The terms of the PI Settlement Plan remain subject to amendment. Moreover, the PI Settlement Plan is subject to the satisfaction of a number of conditions, including the availability of exit financing and the approval of both the Bankruptcy Court and United States District Court for the District of Delaware (the "District Court"). A number of preliminary objections to the PI Settlement Plan have been filed and remain unresolved, and the deadline for objecting to the PI Settlement Plan has not yet expired. The Bankruptcy Court has scheduled hearings on June 22-25, July 20-21, and September 8-11, 2009, to consider confirmation of the PI Settlement Plan.

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

        In April 2001, Grace Canada, Inc. had obtained an order of the Superior Court of Justice, Commercial List, Toronto (the "Canadian Court"), recognizing the Chapter 11 actions in the United States of America involving Grace Canada, Inc.'s U.S. parent corporation and other affiliates of Grace Canada, Inc., and enjoining all new actions and staying all current proceedings against Grace Canada, Inc. related to asbestos under the Companies' Creditors Arrangement Act. That order has been renewed repeatedly. In November 2005, upon motion by Grace Canada, Inc., the Canadian Court ordered an extension of the injunction and stay to actions involving asbestos against the Company and its Canadian affiliate and the Attorney General of Canada, which had the effect of staying all of the Canadian actions referred to above. The Canadian Court has entered an order extending the stay until October 1, 2009. A global settlement of these Canadian actions, save and except for claims against the Canadian government, has been finalized and will be funded entirely by Grace (the "Canadian Settlement"). The Canadian Settlement will, unless amended, become null and void if a confirmation

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(14) Commitments and Contingencies (Continued)

order in the Grace U.S. bankruptcy proceeding is not granted prior to October 31, 2009. The Canadian Court issued an Order on October 17, 2008 approving of the Canadian Settlement, and released its detailed reasons for that order on October 23, 2008. The Company does not have any positive obligations under the Canadian Settlement, but is a beneficiary of the release of claims. The release in favor of the Grace parties (including the Company) will become operative upon the effective date of a plan of reorganization in Grace's United States Chapter 11 bankruptcy proceeding. As filed, the PI Settlement Plan contemplates that the claims released under the Canadian Settlement will be subject to injunctions under Section 524(g) of the Bankruptcy Code. However, there can be no assurance that the PI Settlement Plan (or any other plan of reorganization) will be confirmed by the Bankruptcy Court, approved by the District Court, or will become effective. Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) is confirmed by the Bankruptcy Court, approved by the District Court, and does become effective, if the final plan of reorganization does not include comparable provisions or if the Canadian courts refuse to enforce the final plan of reorganization in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify the Company and its subsidiaries in these cases, then the Company could be required to pay substantial damages, which the Company cannot estimate at this time and which could have a material adverse effect on the Company's consolidated financial position and results of operations.

Additional Matters

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(14) Commitments and Contingencies (Continued)

MPERS Lawsuit

        On September 15, 2003, the case of Senn v. Hickey, et al. (Case No. 03-CV-4372) was filed in the U.S. District Court for the District of New Jersey (Newark). This lawsuit seeks class action status on behalf of all persons who purchased or otherwise acquired securities of the Company during the period from March 27, 2000 through July 30, 2002. The lawsuit named the Company and five current and former officers and directors of the Company as defendants. The Company is required to provide indemnification to the other defendants, and accordingly the Company's counsel is also defending them. On June 29, 2004, the court granted plaintiff Miles Senn's motion for appointment as lead plaintiff and for approval of his choice of lead counsel. The plaintiff's amended complaint makes a number of allegations against the defendants. The principal allegations are that during the above period the defendants materially misled the investing public, artificially inflated the price of the Company's common stock by publicly issuing false and misleading statements and violated U.S. GAAP by failing to properly account and accrue for the Company's contingent liability for asbestos claims arising from past operations of Grace. The plaintiff seeks unspecified compensatory damages and other relief. The Company has vigorously defended the lawsuit, since the Company believes that it properly disclosed its contingent liability for Grace's asbestos claims and properly accounted for its contingent liability for such claims under U.S. GAAP.

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

        On April 27, 2009 the Company reached an agreement in principle with the plaintiff to settle the MPERS v. Sealed Air Corporation, et al. case, subject to documentation and Court approval. The agreement provides for payment of $20.0 million, which will be fully funded by the Company's primary and excess insurance carriers. As a result of the settlement in principle, in the first quarter of 2009, the Company recorded a liability in the amount of $20.0 million, which is included in other current liabilities on the condensed consolidated balance sheet. The Company also recorded a corresponding current asset in the first quarter of 2009 for $20.0 million since the claim is fully covered by the Company's insurance carriers. This amount is included in other current assets on the condensed consolidated balance sheet.

Other Litigation

        The Company and its subsidiary Sealed Air Corporation (US) are named as defendants in the case of Albert L. Gray, Administrator, et al. v. Jeffrey Derderian, et al. (Case No. 04-312L) in the U.S. District Court for the District of Rhode Island. This lawsuit seeks monetary damages arising out of a fire that occurred at the Station nightclub in West Warwick, Rhode Island on February 23, 2003. The Company's subsidiary is alleged to have designed, manufactured, distributed and/or sold polyethylene foam material that was purportedly installed as soundproofing at the Station nightclub. The Third Amended Master Complaint in this lawsuit was subsequently adopted by the plaintiffs in the case of Estate of Jude B. Henault, et al. v. American Foam Corporation, et al. (Case No. 03-483L) as well as twelve related lawsuits all pending in the United States District Court for the District of Rhode Island. The Company and its insurance carriers have reached a settlement in principle of these lawsuits with representative counsel for the plaintiffs. Full funding of the settlement in the amount of $25 million will be made by the Company's primary and first excess insurance carrier. As a result of the settlement in principle, in the second quarter of 2008, the Company recorded a liability in the amount of $25.0 million, which is included in other current liabilities on the condensed consolidated balance sheet. The Company also recorded a corresponding current asset in the second quarter of 2008 for $24.5 million for the portion of the claim that is covered by the Company's primary and first excess insurance carriers. This amount is included in other current assets on the condensed consolidated balance sheet. The Company has also recorded a pre-tax charge in the second quarter of 2008 of $0.5 million for the amount of the deductible payable by the Company, which was included in other (expense) income on the condensed consolidated statement of operations. This settlement in principle remains subject to Court approval and satisfaction of other conditions detailed in notices of settlement filed with the Court.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(15) Stockholders' Equity

Quarterly Cash Dividends

        On April 16, 2009, the Company's Board of Directors declared a quarterly cash dividend of $0.12 per common share. This dividend is payable on June 19, 2009 to stockholders of record at the close of business on June 5, 2009. The estimated amount of this dividend payment is $19.0 million based on 158.6 million shares of the Company's common stock issued and outstanding as of April 30, 2009.

        On February 19, 2009, the Company's Board of Directors declared a quarterly cash dividend of $0.12 per common share that was paid on March 20, 2009 to shareholders of record at the close of business on March 6, 2009. The Company used $19.0 million from available cash to pay this quarterly cash dividend.

Contingent Stock Plan

  PSU Awards

        As part of the new long term incentive program adopted in the first quarter of 2008, during the first 90 days of each year starting in 2008, the Company's Organization and Compensation Committee (Compensation Committee) approves performance share unit awards for the executive officers and other selected key executives, which includes for each officer or executive a target number of shares and performance goals and measures that will determine the amount of the target award that is earned following the end of the performance period. In connection with the start of the program in 2008, the Compensation Committee approved awards with a two-year performance period as well as awards with a three-year performance period. Officers and executives who terminate employment during the performance period will forfeit any unearned awards, except for terminations due to death, disability or retirement. In the case of death, disability or retirement the officer or executive will receive a pro rata share of the amount of the award that is earned following the end of the performance period based on the achievement of the performance goals during the performance period, where the pro rata share is based on the portion of the performance period that has elapsed prior to termination of employment.

        The two-year and three-year PSU awards made in the first quarter of 2008 were primarily based on goals that were established using the same 2008 operating income projection. The goals were unlikely to be met given that the level of operating income attained was significantly below the target for 2008, the first year of both cycles. Therefore, the executive officers and other recipients of these awards would not be eligible to earn long term incentive compensation until the end of the next three-year cycle in 2011. Thus the Compensation Committee determined that the two awards made in 2008 no longer provided incentives for performance or retention.

        As a result, during the first quarter of 2009, the Compensation Committee offered the executive officers and other selected key executives a two-year performance share unit award on the condition that they waive and release their rights under the 2008 awards. In addition, the Compensation Committee made the customary three-year PSU awards to the executive officers and other selected key executives. Both the two-year awards and the three-year awards were formulated in light of economic conditions and uncertainties for 2009 and beyond.

        The total target number of PSUs was 701,962 units for each of the two-year award and the three-year award made in 2009. As of March 31, 2008, $2.0 million of compensation expense was recorded related to the 2009 two-year and three-year awards since the Company's management

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(15) Stockholders' Equity (Continued)

determined that the performance goals and measures were considered probable of achievement at that date. This expense was recorded as compensation expense included in marketing, administrative and development expenses in the condensed consolidated statement of operations and a credit to additional paid-in-capital within shareholders' equity. The expense is based on the fair value of the award at the end of each reporting period and the effects of stock price changes will be included in compensation expense.

(16) Net Earnings Per Common Share

        The following table sets forth the reconciliation of the basic and diluted net earnings per common share computations for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Basic Net Earnings Per Common Share:
Numerator
Net earnings available to common stockholders	$58.1	$60.8
Distributed and allocated undistributed net earnings to non-vested restricted stockholders	(0.5)	(0.5)

Distributed and allocated undistributed net earnings to common stockholders	57.6	60.3
Distributed net earnings—dividends paid to common stockholders	(18.9)	(19.2)

Allocation of undistributed net earnings to common stockholders	$38.7	$41.1

Denominator
Weighted average number of common shares outstanding—basic	156.7	159.7

Basic net earnings per common share:
Distributed net earnings to common stockholders	$0.12	$0.12
Allocated undistributed net earnings to common stockholders	0.25	0.26

Basic net earnings per common share:	$0.37	$0.38

Diluted net earnings per common share:
Numerator
Distributed and allocated undistributed net earnings to common stockholders	$57.6	$60.3
Add: Allocated undistributed net earnings to non—vested restricted stockholders	0.3	0.3
Interest on 3% Convertible Senior Notes, net of income taxes	2.0	2.0
Less: Undistributed net earnings reallocated to non—vested restricted stockholders	(0.3)	(0.3)

Net earnings available to common stockholders—diluted	$59.6	$62.3

Denominator
Weighted average number of common shares outstanding—basic	156.7	159.7
Effect of assumed issuance of Settlement agreement shares	18.0	18.0
Effect of non-vested restricted stock units	0.2	0.1
Effect of conversion of 3% Convertible Senior Notes	13.0	12.7

Weighted average number of common shares outstanding—diluted	187.9	190.5

Diluted net earnings per common share	$0.32	$0.33

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except share and per share data)

(16) Net Earnings Per Common Share (Continued)

        In accordance with the adoption of FSP No. EITF 03-6-1 on January 1, 2009, the Company's non-vested restricted stock issued under its 2005 Contingent Stock Plan are considered participating securities since these securities have non-forfeitable rights to dividends when the Company declares a dividend during the contractual period of the share-based payment award. Since the non-vested restricted stock is considered a participating security, the Company is required under SFAS No. 128 to use the two-class method in its computation of basic and diluted net earnings per common share. The calculations of basic and diluted net earnings per common share for 2008 have been adjusted to reflect the adoption of this FSP and did not have a material impact on the calculations.

        When calculating diluted net earnings per common share, the more dilutive effect of applying either of the following is presented: (a) the two-class method assuming that the participating security is not exercised or converted, or, (b) the treasury stock method for the participating security. The Company's diluted net earnings per common share above was calculated using the two-class method since such method was more dilutive.

Diluted Weighted Average Number of Common Shares Outstanding

        The Company's diluted weighted average number of common shares outstanding provides for the following items if their inclusion is dilutive: (1) the effect of the assumed issuance of 18 million shares of common stock reserved for the Company's Settlement agreement, (2) the effect of non-vested restricted stock units using the treasury stock method, and (3) the effect of conversion of the Company's 3% Convertible Senior Notes due June 2033 due to the application of EITF No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." In accordance with the provisions of SFAS No. 128, the Company's PSU awards discussed in Note 15, "Stockholders' Equity," and its Stock Leverage Opportunity awards discussed in the Company's 2008 Annual Report on Form 10-K, have been excluded from the diluted weighted average number of common shares outstanding in the three months ended March 31, 2009 and 2008 as they are contingently issuable shares that had not met the performance conditions as of these periods.

(17) Other (Expense) Income, Net

        The following table provides details of the Company's other (expense) income, net:

	Three Months Ended March 31,
	2009	2008
Interest and dividend income	$1.7	$4.4
Net foreign exchange transaction losses	(2.9)	(3.4)
Settlement agreement and related costs	(0.5)	—
Noncontrolling interests	0.3	0.2
Other, net	(2.0)	(1.0)

Other (expense) income, net	$(3.4)	$0.2

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with the Company's condensed consolidated financial statements and related notes set forth in Item 1 of Part I of this quarterly report on Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and the Company's consolidated financial statements and related notes set forth in Item 8 of Part II of that Form 10-K. See Part II, Item 1A, "Risk Factors" and "Cautionary Notice Regarding Forward-Looking Statements," below, for a description of risks that the Company faces and important factors that the Company believes could cause actual results to differ materially from those in the Company's forward-looking statements. All amounts and percentages are approximate due to rounding.

Recent Events

  Senior Notes Issuance

        In February 2009, the Company completed a private offering of $300.0 million of 12% senior unsecured notes due 2014. The Company intends to use the net proceeds of the offering, in addition to the Company's existing financing facilities and its cash flow from operations, to provide for its 2009 debt obligations, as well as the cash payment under the Settlement agreement, if such payment is required in 2009. The Company expects to incur approximately $33.0 million of additional interest expense in 2009 related to these senior notes.

        Upon receipt of these funds, the Company repaid amounts outstanding under its revolving credit facility and its accounts receivable securitization program and retained the balance in cash and cash equivalents on the condensed consolidated balance sheets.

  Quarterly Cash Dividends

        On April 16, 2009, the Company's Board of Directors declared a quarterly cash dividend of $0.12 per common share. This dividend is payable on June 19, 2009 to stockholders of record at the close of business on June 5, 2009. The estimated amount of this dividend payment is $19.0 million based on 158.6 million shares of the Company's common stock issued and outstanding as of April 30, 2009.

        On February 19, 2009, the Company's Board of Directors declared a quarterly cash dividend of $0.12 per common share that was paid on March 20, 2009 to shareholders of record at the close of business on March 6, 2009. The Company used $19.0 million from available cash to pay this quarterly cash dividend.

Highlights of Financial Performance

        Highlights of the Company's financial performance in the first quarter of 2009 compared with the same period of 2008 were (dollars in millions):

	First Quarter of
	2009	2008	% Change
Net sales:
U.S.	$471.1	$523.4	(10)
% of total net sales	47.7%	44.5%
International	517.4	654.0	(21)
% of total net sales	52.3%	55.5%

Total net sales	$988.5	$1,177.4	(16)

Gross profit	$285.7	$305.1	(6)
% of total net sales	28.9%	25.9%
Marketing, administrative and development expenses	166.2	186.4	(11)
% of total net sales	16.8%	15.8%
Restructuring (credits) and other charges	(0.4)	2.0	#

Operating profit	$119.9	$116.7	3

% of total net sales	12.1%	9.9%
Net earnings	$58.1	$60.8	(4)

Net earnings per common share:
Basic	$0.37	$0.38

Diluted	$0.32	$0.33

    #
    Denotes a change equal to or greater than 100%

        See below for further details about the changes in net sales by the Company's segment reporting structure and by geographic region and operating profit by the Company's segment reporting structure, and the material factors that contributed to the changes.

  Net Sales by the Company's Segment Reporting Structure

        The following table shows the Company's net sales by the Company's segment reporting structure (dollars in millions):

	First Quarter of
	2009	2008	% Change
Net sales:
Food Packaging	$424.0	$468.3	(9)
As a % of total net sales	42.9%	39.8%
Food Solutions	205.2	235.7	(13)
As a % of total net sales	20.8%	20.0%
Protective Packaging	280.1	372.9	(25)
As a % of total net sales	28.3%	31.7%
Other	79.2	100.5	(21)
As a % of total net sales	8.0%	8.5%

Total	$988.5	$1,177.4	(16)

        The components of the 16% decrease in net sales for the first quarter of 2009 as compared with the same period of 2008 were as follows (dollars in millions):

First Quarter of 2009	Food Packaging		Food Solutions		Protective Packaging		Other		Total Company
Volume—Units	$(21.6)	(4.6)%	$(12.2)	(5.2)%	$(74.9)	(20.1)%	$(29.9)	(29.8)%	$(138.6)	(11.8)%
Volume—Acquired businesses	—	—	—	—	2.2	0.6	—	—	2.2	0.2
Product Price/Mix	28.0	6.0	6.4	2.7	1.1	0.3	13.9	13.9	49.4	4.2
Foreign currency translation	(50.6)	(10.9)	(24.7)	(10.4)	(21.3)	(5.7)	(5.3)	(5.3)	(101.9)	(8.7)

Total	$(44.2)	(9.5)%	$(30.5)	(12.9)%	$(92.9)	(24.9)%	$(21.3)	(21.2)%	$(188.9)	(16.1)%

        The strengthening of foreign currencies in all regions against the U.S. dollar contributed to the unfavorable foreign currency translation impact of $101.9 million, or 8.7%, on net sales in 2009 compared with 2008. Excluding this unfavorable effect of foreign currency translation, net sales would have decreased 7.4% compared with 2008.

  Food Packaging Segment Net Sales

        Excluding the impact of foreign currency translation indicated above, net sales would have increased $6.4 million, or 1.4%, in 2009 compared with 2008, which was primarily due to:

  •
  the favorable impacts of product price/mix in Latin America of $13.4 million, or 19.3%, and in North America of $10.3 million, or 4.5%;

  partially offset by:

  •
  decreases in unit volume in the United States of $11.6 million, or 5.6%, and in Latin America of $6.6 million, or 9.6%.

        The favorable impacts of product price/mix in Latin America and in North America were primarily attributed to the positive impact of selling price increases implemented in December 2007 and in 2008 for most Food Packaging products.

        The decrease in unit volume in the United States was primarily due to a decline in local meat production in 2009, which in turn resulted in lower sales of the Company's fresh meat packaging products. The decrease in unit volume in Latin America was primarily due to market factors in Brazil. Recent credit constraints experienced by Brazilian meat processors and, to a lesser extent, a decline in European imports of Brazilian beef, attributable to weak economic conditions in Europe, resulted in lower sales of the Company's fresh meat packaging products.

  Food Solutions Segment Net Sales

        Excluding the impact of foreign currency translation indicated above, net sales would have decreased $5.8 million, or 2.5%, in 2009 compared with 2008, which was primarily due to:

  •
  decreases in unit volume in Europe of $9.5 million, or 9.7%, and in North America of $4.2 million, or 4.4%;

  partially offset by:

  •
  the favorable impacts of product price/mix in all regions.

        The decrease in unit volume in Europe was primarily due to the unfavorable impact of reduced consumption of meats and cheeses in certain countries resulting from the continuing weakness in economic conditions in this region. The decrease in unit volume in the United States was primarily due to the residual effect of the previously announced change in 2007 by a large retailer opting to move from a case ready packaging format to an alternative packaging format for a portion of its meat packaging.

        The favorable impacts of product price/mix were primarily attributed to the positive impact of selling price increases implemented in December 2007 and in 2008 for most Food Solutions products.

  Protective Packaging Segment Net Sales

        Excluding the impact of foreign currency translation indicated above, net sales would have decreased $71.6 million, or 19.2%, in 2009 compared with 2008. This was primarily due to decreases in unit volume in North America of $39.9 million, or 19.9%, and in Europe of $24.0 million, or 20.4%, which were principally attributable to continued weak regional economic conditions. It is the Company's assessment that these volume declines were consistent with external manufacturing output, shipping and retail indicators.

  Other Net Sales

        Excluding the impact of foreign currency translation indicated above, net sales would have decreased $16.0 million, or 15.9%, in 2009 compared with 2008, which was primarily due to

  •
  decreases in unit volume in North America of $18.2 million, or 48.3%, and in Europe of $9.6 million, or 19.7%;

  partially offset by:

  •
  a favorable impact of product price/mix in North America of $9.9 million, or 26.4%.

        The decreases in unit volume in North America and in Europe were primarily attributed to lower unit volume in some of the Company's Specialty Materials products, which was principally the result of continued weak regional economic conditions and was consistent with manufacturing output indicators. The favorable impact of product price/mix was primarily attributed to the positive impact of selling price increases implemented in the second half of 2008 for most of the Company's Specialty Materials products.

  Net Sales by Geographic Region

        The following table shows net sales by geographic region (dollars in millions):

	First Quarter of
			% Change
	2009	2008
Net sales:
U.S.	$471.1	$523.4	(10)%
As a % of total net sales	47.7%	44.5%
International	517.4	654.0	(20)
As a % of total net sales	52.3%	55.5%

Total net sales	$988.5	$1,177.4	(16)%

        By geographic region, the components of the $188.9 million decrease in net sales for the first quarter of 2009 compared with the same period of 2008 were as follows (dollars in millions):

First Quarter of 2009	U.S.		International		Total Company
Volume—Units	$(73.0)	(13.9)%	$(65.6)	(10.0)%	$(138.6)	(11.8)%
Volume—Acquired businesses, net of dispositions	2.2	0.4	—	—	2.2	0.2
Product Price/Mix	18.5	3.5	30.9	4.7	49.4	4.2
Foreign currency translation	—	—	(101.9)	(15.6)	(101.9)	(8.7)

Total	$(52.3)	(10.0)%	$(136.6)	(20.9)%	$(188.9)	(16.1)%

        See "Net Trade Sales by the Company's Segment Reporting Structure" above for details of the factors and regions that contributed to this net increase.

  Cost of Sales

        The following table shows the Company's cost of sales (dollars in millions):

	First Quarter of
			% Change
	2009	2008
Cost of sales	$702.8	$872.3	(19)%
As a % of net sales	71.1%	74.1%

        Excluding a favorable impact of foreign currency translation of $78.4 million, cost of sales would have decreased $91.1 million in 2009 compared with 2008, which was primarily due to the impact of lower unit volumes mentioned above and lower average petrochemical-based raw material costs of approximately $50.0 million. Also contributing to the decrease in cost of sales in 2009 compared with 2008 were realized benefits from the Company's 2008 cost reduction and productivity program and its global manufacturing strategy.

  Marketing, Administrative and Development Expenses

        The following table shows the Company's marketing, administrative and development expenses (dollars in millions):

	First Quarter of
			% Change
	2009	2008
Marketing, administrative and development expenses	$166.2	$186.4	(11)%
As a % of net sales	16.8%	15.8%

        Excluding a favorable impact of foreign currency translation of $11.9 million, these expenses would have decreased $8.3 million, which was primarily due to:

  •
  lower employee salary and benefits costs of approximately $6.0 million in 2009 related to the reduction of headcount in connection with the Company's 2008 cost reduction and productivity program;

  •
  reduced expenses of $2.7 million in 2009 related to the completion of the upgrade of the Company's information technology platforms in 2008; and

  •
  reduced expenses due to the favorable impact of expense control initiatives in 2009.

        These items were partially offset by an increase in provision of bad debt expense of $2.7 million, related to current adverse credit conditions primarily affecting some of the Company's Food Packaging customers in Latin America and Protective Packaging customers in North America and Europe.

Cost Reduction and Productivity Program and Global Manufacturing Strategy

Cost Reduction and Productivity Program

        In the third quarter of 2008, the Company implemented a cost reduction and productivity program. The components of the restructuring accrual, which was primarily for termination benefits, through March 31, 2009 and the accrual balance remaining at March 31, 2009 related to this program are included in the table below. The Company expects to incur additional modest costs associated with this program in the remainder of 2009. In the first quarter of 2009, the Company realized approximately $13.0 million of savings in cost of sales and in marketing, administrative and development expenses. The Company expects annual savings from this program to be between $50.0 million and $60.0 million beginning in 2009.

Restructuring accrual at December 31, 2008	$43.7
Cash payments made during 2009	(14.7)
Effect of changes in foreign currency rates	(1.2)

Restructuring accrual at March 31, 2009	$27.8

        The Company expects to pay $26.8 million of the accrual balance remaining at March 31, 2009 within the next 12 months. This amount is included in other current liabilities on the condensed consolidated balance sheet at March 31, 2009. The remaining accrual of $1.0 million is expected to be paid by the end of 2010 and is included in other liabilities on the condensed consolidated balance sheet at March 31, 2009.

Global Manufacturing Strategy

        The Company's global manufacturing strategy, when fully implemented, will expand production in regions where demand for the Company's products and services has been growing significantly. At the same time, the Company is optimizing certain manufacturing platforms in North America and Europe into centers of excellence. The goals of this multi-year program are to expand capacity in growing markets, further improve the Company's operating efficiencies, and implement new technologies more effectively. By taking advantage of new technologies and streamlining production on a global scale, the Company expects to continue to enhance its profitable growth and its global leadership position and produce meaningful savings.

        The Company announced the first phase of this multi-year global manufacturing strategy in July 2006. At the end of 2008, the construction phase of the program was substantially complete. The capital expenditures and associated costs and related restructuring charges and the total amounts incurred since inception of this multi-year strategy are included in the table below. The Company has realized approximately $25.0 million in benefits from this program in the full year of 2008, and these benefits are expected to increase to annual benefits of $45.0 million in 2009 and to $55.0 million in 2010 and thereafter. The actual timing of future capital expenditures and related costs is subject to change due to a variety of factors that may cause a portion of the spending and resulting benefits to occur in future periods.

	Three Months Ended March 31,
			Cumulative Through March 31, 2009
	2009	2008
Capital expenditures	$6.2	$8.7	$138.9
Associated costs(1)	3.1	2.4	25.7
Restructuring (credits) and other charges(2)	(0.2)	2.0	31.6

    (1)
    The associated costs principally include facility start-up costs, which are primarily included in cost of sales on the condensed consolidated statements of operations. These charges by the Company's reporting structure were as follows:

	Three Months Ended March 31,
	2009	2008
Food Packaging	$2.5	$0.8
Food Solutions	0.1	—
Protective Packaging	0.5	1.3
Other	—	0.3

Total	$3.1	$2.4

    (2)
    The restructuring (credits) and other charges were primarily for termination benefits, the majority of which were related to the Food Packaging segment. These charges were included in restructuring (credits) and other charges on the condensed consolidated statements of operations. See Note 3, "Segments," for restructuring (credits) and other charges by reportable segment and Other. A reconciliation of the restructuring accrual is included below.

        The components of the restructuring accrual through March 31, 2009 and the accrual balance remaining at March 31, 2009 were as follows:

Restructuring accrual at December 31, 2008	$14.4
Adjustment to accrual for termination benefits	(0.6)
Cash payments during 2009	(0.7)
Effect of changes in foreign currency rates	(0.2)

Restructuring accrual at March 31, 2009	$12.9

        The Company expects to pay $10.4 million of the accrual balance remaining at March 31, 2009 within the next 12 months. This amount is included in other current liabilities on the Company's condensed consolidated balance sheet at March 31, 2009. The remaining accrual of $2.5 million is expected to be paid by the end of 2010 and is included in other liabilities on the Company's condensed consolidated balance sheet at March 31, 2009.

Operating Profit

        Management evaluates the performance of each reportable segment based on its operating profit. Operating profit by the Company's segment reporting structure for the 2009 and 2008 periods was as follows (dollars in millions):

	First Quarter of
	2009	2008
Operating profit:
Food Packaging	$58.6	$56.2
As a % of Food Packaging net sales	13.8%	12.0%
As a % of total operating profit(1)	49.1%	47.3%
Food Solutions	$22.5	$16.9
As a % of Food Solutions net sales	11.0%	7.2%
As a % of total operating profit(1)	18.8%	14.2%
Protective Packaging	$34.2	$41.4
As a % of Protective Packaging net sales	12.2%	11.1%
As a % of total operating profit(1)	28.6%	34.9%
Other	$4.2	$4.2
As a % of Other net sales	5.3%	4.2%
As a % of total operating profit(1)	3.5%	3.6%

Total segments and other	$119.5	$118.7
As a % of total net sales	12.1%	10.1%
Restructuring (credits) and other charges(2)	(0.4)	2.0

Total	$119.9	$116.7

As a % of total net sales	12.1%	9.9%

    (1)
    Before taking into consideration restructuring (credits) and other charges.

    (2)
    The restructuring (credits) and other charges by the Company's segment reporting structure were as follows:

	First Quarter of
	2009	2008
Food Packaging	$(0.5)	$1.9
Food Solutions	0.1	—
Protective Packaging	—	0.1
Other	—	—

Total	$(0.4)	$2.0

        See "Cost Reduction and Productivity Program and Global Manufacturing Strategy," above for further discussion of the Company's restructuring (credits) and other charges.

  Food Packaging Segment Operating Profit

        The increase in operating profit in 2009 compared with 2008 was primarily due to the favorable impact of product price/mix mentioned above and lower average petrochemical-based raw material costs of approximately $15.0 million. These items were partially offset by the decrease in unit volume mentioned above.

  Food Solutions Segment Operating Profit

        The increase in operating profit in 2009 compared with 2008 was primarily due to lower average petrochemical-based raw material costs of approximately $10.0 million and the favorable impact of product price/mix mentioned above. These items were partially offset by the decrease in unit volume mentioned above.

  Protective Packaging Segment Operating Profit

        The decrease in operating profit in 2009 compared with 2008 was primarily due to the decline in unit volumes mentioned above, partially offset by lower average petrochemical-based raw material costs of approximately $20.0 million.

  Other Operating Profit

        Operating profit was flat in 2009 compared with 2008. Other operating profit as a percentage of net sales increased primarily due to lower average petrochemical based raw material costs and favorable product price/mix, partially offset by the decrease in unit volume.

Interest Expense

        The following table provides details of the Company's interest expense (in millions):

	First Quarter of
	2009	2008
Interest expense on the amount payable pursuant to the asbestos Settlement agreement	$9.8	$9.2
Interest expense on the Company's senior notes:
5.375% Senior Notes matured April 2008	—	6.1
6.95% Senior Notes due May 2009	2.4	4.0
5.625% Senior Notes due July 2013	5.5	5.5
6.875% Senior Notes due July 2033	7.7	7.7
12.0% Senior Notes due February 2014	5.4	—
3% Convertible Senior Notes due June 2033	3.6	3.6
Other interest expense	2.7	1.9
Less: capitalized interest	(2.2)	(2.6)

Total	$34.9	$35.4

        Interest expense on the Company's senior notes includes the amortization of capitalized senior debt issuance costs and bond discounts. Interest expense on the Company's 6.95% Senior Notes decreased $1.6 million in 2009 compared with 2008 due to the Company's repurchase of $90.6 million in aggregate principal amount of these notes in December 2008. Other interest expense includes interest on capitalized leases.

Other (Expense) Income, Net

        The following table provides details of the Company's other (expense) income, net (in millions):

	First Quarter of
	2009	2008
Interest and dividend income	$1.7	$4.4
Net foreign exchange transaction losses	(2.9)	(3.4)
Settlement agreement and related costs	(0.5)	—
Noncontrolling interests	0.3	0.2
Other, net	(2.0)	(1.0)

Other (expense) income, net	$(3.4)	$0.2

        Interest and dividend income decreased in the first quarter of 2009 compared with the same period in 2008, primarily due to a decline in interest rates on the Company's short-term investments.

Income Taxes

        The Company's effective income tax rate was 28.8% for the three months ended March 31, 2009 and 25.4% for the three months ended March 31, 2008.

        In the first quarter of 2009, the Company's effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to lower net effective income tax rate on foreign earnings, partially offset by state income taxes.

        In the first quarter of 2008, the Company's effective income tax rate was lower than the statutory U.S. federal income tax rate of 35.0% primarily due to the income tax benefits arising from the change in Accounting Principles Board Opinion 23 assertion, the utilization of loss carryforwards in a foreign jurisdiction for which no benefit had be recognized for financial reporting purposes, and the lower net effective income tax rate on foreign earnings, partially offset by state income taxes.

        The Company's expected 2009 full year effective income tax rate is approximately 28.0%.

Liquidity and Capital Resources

        The information in this section sets forth material changes in and updates to material information contained in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and should be read in conjunction with that discussion. Accordingly, the discussion that follows contains:

  •
  an updated description of the Company's material commitments and contingencies;

  •
  an updated description of the Company's material cash obligations and principal sources of liquidity;

  •
  an updated description of the Company's outstanding indebtedness;

  •
  an analysis of the Company's cash flows and changes of working capital for the first quarter of 2009;

  •
  an updated description of the Company's derivative financial instruments; and

  •
  a description of changes in the Company's stockholders' equity for the first quarter of 2009.

Material Commitments and Contingencies

  Settlement Agreement and Related Costs

        The Company recorded a charge of $850.1 million in the fourth quarter of 2002, of which $512.5 million represents a cash payment that the Company is required to make (subject to the satisfaction of the terms and conditions of the Settlement agreement) upon the effectiveness of a plan of reorganization in the bankruptcy of W.R. Grace & Co. The Company did not use cash in any period with respect to this liability. While confirmation hearings on the PI Settlement Plan are currently scheduled for June and September 2009 (with potential pre-trial conferences currently scheduled in July), the Company does not know whether or when a final plan of reorganization will become effective or whether the final plan will be consistent with the terms of the Settlement agreement. The Company currently expects to fund this payment by using a combination of accumulated cash and future cash flows from operations and funds available under its revolving credit facility or its accounts receivable securitization program, both described below, including funds available from the Company's recently issued 12% Senior Notes. The cash payment of $512.5 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. The Company has recorded this accrued interest in Settlement agreement and related accrued interest on its condensed consolidated balance sheets, and these amounts were $205.1 at March 31, 2009 and $195.3 million at December 31, 2008.

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, "Commitments and Contingencies," under the caption "Asbestos Settlement and Related Costs" is incorporated herein by reference.

  Cryovac Transaction; Contingencies Related to the Cryovac Transaction

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, "Commitments and Contingencies," of Notes to Condensed Consolidated Financial Statements under the caption "Cryovac Transaction" and "Contingencies Related to the Cryovac Transaction" is incorporated herein by reference.

  Other Litigation

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, "Commitments and Contingencies," of Notes to Condensed Consolidated Financial Statements under the captions "Fresenius Claims," "Canadian Claims," "Additional Matters," "MPERS Lawsuit," and "Other Litigation" is incorporated herein by reference.

Material Cash Obligations and Principal Sources of Liquidity

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

        As of March 31, 2009, the following material cash obligations will be due or contingently due within the next 15 months (dollars in millions):

6.95% Senior Notes due May 15, 2009	$136.7
3% Convertible Senior Notes due June 2033	431.3
Settlement agreement and related accrued interest	717.6

        The Company expects to have sufficient liquidity to retire the remaining outstanding balance of the 6.95% Senior Notes in May 2009. The source of funds will be a combination of available cash and cash equivalents and, subject to availability, funds from the Company's committed lines of credit, including its revolving credit facility and the ANZ facility, and its accounts receivable securitization program. Similarly, the Company expects to have access to sufficient liquidity to retire its 3% Convertible Senior Notes in June 2010 if the holders exercise their put option.

        The holders of the 3% convertible Senior Notes have the option to require the Company to repurchase these notes on June 30, 2010, 2013, 2018, 2023 and 2028, or upon the occurrence of a fundamental change in or a termination of trading of the Company's common stock, at a price equal to 100% of their principal amount, plus accrued and unpaid interest. The Company currently has the option to redeem these senior notes at a price equal to 100.857% of their aggregate principal amount, declining to 100.429% on June 30, 2009 and to 100% on June 30, 2010.

        With respect to the Settlement agreement and related accrued interest, the Company does not know whether or when a final plan of reorganization for Grace will become effective or whether the final plan will be consistent with the terms of the Settlement agreement. See "Settlement agreement and Related Costs," above for further discussion. Grace's PI Settlement Plan is subject to the satisfaction of a number of conditions. As part of this plan, Grace has included, as a condition to the plan's effectiveness, exit financing in the amount and on terms satisfactory to Grace, adding to the uncertainty as to when the plan might become effective. The Company has considered a variety of options to fund its obligation under the Settlement agreement, depending on when this funding would take place. The Company's existing sources of liquidity are expected to be sufficient to provide for the payment of the Settlement agreement, and the Company regularly reassesses the sufficiency of its funds.

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

        Cash tax benefits resulting from the payment made under the Settlement agreement are expected to increase the cash available to repay any borrowings made to fund the Settlement agreement. These tax benefits, which are currently recorded as a deferred tax asset on the condensed consolidated balance sheets, are anticipated to provide approximately $350.0 million of future cash tax benefits from the time the payment under the Settlement agreement is made. However, the amount and timing of future cash tax benefits could vary, depending on the value of the Company's common stock, the Company's tax position and the applicable tax codes at the time the payment under the Settlement agreement is made.

  Cash and Cash Equivalents

        The following table summarizes the Company's accumulated cash and cash equivalents (in millions):

	March 31, 2009	December 31, 2008
Cash and cash equivalents	$426.2	$128.9

        See "Analysis of Historical Cash Flows" below.

  Lines of Credit

        The following table summarizes the Company's available committed and uncommitted lines of credit, including the credit facility and the ANZ facility, which are discussed below (in millions):

	March 31, 2009	December 31, 2008
Used lines of credit	$44.5	$46.7
Unused lines of credit	754.8	773.4

Total available lines of credit	799.3	$820.1

Available lines of credit—committed	$590.0	$588.8
Available lines of credit—uncommitted	209.3	231.3

Total available lines of credit	$799.3	$820.1

        The Company's principal credit lines were all committed and consisted of the credit facility and the ANZ facility. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

  Revolving Credit Facilities

        The Revolving Credit Facility—The Company has a $500.0 million unsecured multi-currency revolving credit facility, which has an expiration date of July 26, 2012.

        The revolving credit facility commitments include $28.0 million provided by Lehman Commercial Paper Inc., a subsidiary of Lehman Brothers Holdings Inc. As a result of the bankruptcy filing of Lehman Brothers Holdings Inc. and certain of its subsidiaries in September 2008, Lehman Commercial Paper Inc. is no longer funding borrowing requests under the revolving credit facility. At March 31, 2009, the total amount available under the revolving credit facility was $472.0 million.

        ANZ Facility—The Company has a 170.0 million Australian dollar, dual-currency revolving credit facility due March 2010, which was equivalent to $118.0 million at March 31, 2009. A syndicate of banks made this facility available to a group of the Company's Australian and New Zealand subsidiaries for general corporate purposes, including refinancing of previously outstanding indebtedness. The Company may re-borrow amounts repaid under the ANZ facility from time to time prior to the expiration or earlier termination of the facility. The ANZ facility is scheduled to expire in March 2010. The Company plans to renew or replace the ANZ prior to its expiration date. However, the Company cannot give assurance that it will be able to renew or replace this facility.

        See Note 10, "Debt and Credit Facilities," of Notes to Condensed Consolidated Financial Statements for further discussion.

  Accounts Receivable Securitization Program

        The Company and a group of its U.S. subsidiaries maintain an accounts receivable securitization program with a bank and an issuer of commercial paper administered by the bank. At March 31, 2009, the maximum purchase limit for receivables interests was $160.0 million and the program had an expiration date of December 2, 2012. The program includes a bank financing commitment that must be renewed annually prior to the expiration date. The bank commitment is scheduled to expire on December 4, 2009. The Company plans to seek an additional 364 day renewal of the bank commitment prior to its expiration. While the bank is not obligated to renew the bank financing commitment, the Company has historically negotiated annual renewals since the commencement of the program in 2001.

        The amounts available from time to time under the program may be less than $160.0 million subject to the level of the eligible assets included in the U.S. accounts receivable portfolio. The level of eligible assets can be impacted by a number of factors, including, but not limited to, accounts receivable balances, the Company's credit rating, the Company's receivables collection experience and the creditworthiness of the Company's customers. At March 31, 2009, the level of eligible assets available under the program declined due to some of the factors mentioned above. As a result, the amount available to the Company under the program decreased to approximately $89.0 million at March 31, 2009. Although the Company does not believe that these restrictive provisions presently materially restrict its operations, a breach of one or more of these restrictive provisions could result in a further decline in, or the elimination of, amounts available under the program.

        See Note 6, "Accounts Receivable Securitization Program," of Notes to Condensed Consolidated Financial Statements for additional information concerning this program.

Covenants

        At March 31, 2009, the Company was in compliance with its financial covenants and limitations, as discussed in "Covenants," of Note 10, "Debt and Credit Facilities," of Notes to Condensed Consolidated Financial Statements.

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

Outstanding Indebtedness

        See Note 10, "Debt and Credit Facilities," of Notes to Condensed Consolidated Financial Statements for information on the Company's outstanding debt.

Analysis of Historical Cash Flows

        The following table summarizes the Company's changes in cash flows for the first quarter of March 31, 2009 and 2008 (in millions):

	First Quarter of March 31,
			Increase (Decrease)	% Increase (Decrease)
	2009	2008
Net cash provided by operating activities	$56.2	$31.7	$24.5	77.3%
Net cash used in investing activities	(23.9)	(41.0)	17.1	(41.7)%
Net cash provided by (used in) financing activities	279.8	(38.9)	318.7	#
Effect of foreign currency exchange rate changes on cash and cash equivalents	(14.8)	48.8	(63.6)	#

#
Denotes a change equal to or greater than 100%

  Net Cash Provided by Operating Activities

        The increase in cash provided from operating activities primarily resulted from:

  •
  an increase in cash generated from receivables, net, of $73.1 million, due to lower accounts receivable balances primarily due to increased collections and the impact of lower net sales in 2009 and a decrease in days-sales-outstanding experienced in 2009; and

  •
  a decrease in cash used for inventories of $33.5 million, primarily due to maintaining lower inventory levels due to lower sales volumes and lower average petrochemical raw material costs experienced in 2009.

        These items were partially offset by the repurchase of $80.0 million of receivable interests under the Company's accounts receivable securitization program.

  Net Cash Used in Investing Activities

        The decrease in cash used in investing activities was primarily due to a $16.1 million decrease in capital expenditures in 2009 compared with 2008, primarily due to the substantial completion of the construction phase of three new plants in developing markets regions associated with the Company's global manufacturing strategy in the fourth quarter of 2008.

        The Company expects to continue to invest capital as it deems appropriate to expand its business, to maintain or replace depreciating property, plant and equipment, to acquire new manufacturing technology and to improve productivity. Taking into account a reduction of capital expenditures in 2009 for the Company's global manufacturing strategy, the Company expects total capital expenditures in 2009 to be in the range of $100.0 million to $125.0 million. This projected range is comparable to the level of capital expenditures incurred prior to implementing the Company's global manufacturing strategy in 2006. This projection is based upon the Company's capital expenditure budget for 2009, the status of approved but not yet completed capital projects, anticipated future projects including the implementation of the Company's global manufacturing strategy and historic spending trends.

  Net Cash Provided By (Used in) Financing Activities

        The increase in cash provided by financing activities was primarily due to the Company's issuance of $300.0 million of 12% Senior Notes in February 2009 and a decrease in cash used for the repurchase of the Company's common stock. During 2009, the Company did not repurchase any of its common stock, compared with $27.1 million of common stock repurchases in 2008.

Changes in Working Capital

	March 31, 2009		December 31, 2008		Increase
	(in millions, except ratios)
Working capital (current assets less current liabilities)	$371.7		$50.5		$321.2
Current ratio (current assets divided by current liabilities)	1.2	x	1.0	x
Quick ratio (current assets, less inventories divided by current liabilities)	0.9	x	0.7	x

        The primary contribution to the increase in working capital in the first quarter of 2009 was related to an increase in cash and cash equivalents of $297.3 million, which was principally attributable to the Company's issuance of $300.0 million of 12% Senior Notes in February 2009. See "Analysis of

Historical Cash Flows" above for details of the other factors that contributed to the increase in cash and cash equivalents. Also contributing to the increase in working capital in 2009 were:

  •
  a decrease in accounts payable of $60.8 million, which reflected a decline in days-payable-outstanding, primarily due to the timing of payments. Also contributing to this decrease was lower purchases of raw materials as a result of lower volume of net sales and lower raw material unit costs experienced in the first quarter of 2009; and

  •
  a decrease in other current liabilities of $19.8 million, primarily due to payments of payroll-related costs including the Company's 2008 annual management incentive compensation and its contribution to its profit sharing plan, partially offset by accruals for these items for 2009.

    These factors were partially offset by:

  •
  a decrease in receivables, net, of $44.9 million, primarily resulting from lower net sales and days-sales-outstanding experienced in the first quarter of 2009 and the effect of foreign currency translation of $24.8 million. These items were partially offset by the repurchase of $80.0 million of receivable interests under the Company's accounts receivables securitization program; and

  •
  a decrease in inventories of $15.3 million. Excluding the impact of foreign currency translation of $16.5 million, inventories would have been essentially flat, reflecting lower petrochemical-based raw material costs and lower inventory levels due to the lower volume of net sales experienced in the first quarter of 2009.

        Foreign currency translation had a net unfavorable impact on working capital of approximately $25.0 million.

Derivative Financial Instruments

  Interest Rate Swaps

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, "Derivatives and Hedging Activities," under the caption "Interest Rate Swaps" is incorporated herein by reference.

  Foreign Currency Forward Contracts

        At March 31, 2009, the Company was party to foreign currency forward contracts, which did not have a significant impact on the Company's liquidity.

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

Stockholders' Equity

        The Company's stockholders' equity was $1,920.2 million at March 31, 2009 and $1,925.6 million at December 31, 2008. Stockholders' equity decreased $5.4 million in the first quarter of 2009, primarily due to the impact of the following in 2009:

  •
  negative foreign currency translation of $58.9 million; and

  •
  dividends on the Company's common stock of $19.2 million;

  partially offset by:

  •
  net earnings of $58.1 million; and

  •
  an increase in additional paid-in capital resulting from the amortization of deferred compensation of $6.2 million related to the Company's contingent stock plan. This increase was also due to the partial funding of the Company's 2008 employee profit sharing plan with the contribution of $5.9 million of the Company's common stock. See Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds," of Part II, "Other Information," for further information.

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

Critical Accounting Policies and Estimates

        For a discussion of the Company's critical accounting policies and estimates, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008, which information is incorporated herein by reference.

Non-GAAP Information

        The Company's management from time to time presents information that does not conform to U.S. GAAP, including changes in net sales, cost of sales and marketing, administrative and development expenses excluding the effects of foreign currency translation. The Company's management uses changes in net sales, cost of sales and marketing, administrative and development expenses excluding the effects of foreign currency translation to measure the performance of the Company's operations and to aid in the comparison of results. Thus, management believes that this information may be useful to investors. Such measures are also among the criteria upon which performance-based compensation may be determined.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        The Company is exposed to market risk from changes in the conditions in the U.S. financial markets, interest rates, foreign currency exchange rates and commodity prices and the creditworthiness of the Company's customers, which may adversely affect its consolidated financial position and results of operations. The Company seeks to minimize these risks through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company does not purchase, hold or sell derivative financial instruments for trading purposes.

Available-for-Sale Investments

        The Company's available-for-sale investments, consisting of auction rate securities at March 31, 2009 and December 31, 2008, are exposed to market risk related to changes in conditions in the U.S. financial markets and in the financial condition of the issuers of these securities. The Company's investment in auction rate securities at March 31, 2009 and December 31, 2008 had an original cost of $44.7 million.

        These auction rate securities consisted of two contingent capital securities that were converted into perpetual preferred stock of Ambac Assurance Corporation ("AMBAC"), the issuer, in December 2008, and three debt instruments issued individually by Primus Financial Products LLC (maturity date 2021), River Lake Insurance Company, a wholly-owned subsidiary of Genworth Financial, Inc. (maturity date 2033) and Ballantyne Re Plc (maturity date 2036). In January 2009, Ballantyne issued a notification that it was unable to fully fund its upcoming interest payments. As a result, Ballantyne exercised its option to rely on the insurance protection provided to it by AMBAC (UK), the issuer of an insurance wrap on this debt instrument.

        These five securities historically were re-auctioned every twenty-eight days, which had provided a liquid market for them. However, as a result of continuing liquidity concerns affecting capital markets, particularly in the U.S., specifically for asset-back securities, every auction held by the issuers for these auction rate securities in 2008 and 2009 failed. As of March 31, 2009, the Company received interest and dividend payments, totaling $0.4 million, when due.

        The Company accounts for these investments as available-for-sale investments and reviews them for impairment in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and other related guidance issued by the FASB and the SEC.

        During the first quarter of 2009, the Company determined that there was no change in the estimated fair value of its available-for-sale investments. See Note 12, "Fair Value Measurements," of Notes to Condensed Consolidated Financial Statements for a discussion of the assumptions, inputs and valuation methodology used by the Company to determine the fair value of these auction rate securities at March 31, 2009.

        The Company continues to monitor developments in the market for auction rate securities including the specific securities in which it has invested. At March 31, 2009, the securities issuers' ratings by Moody's Investors Service, Inc. ranged from Baa1 to Ba3 and ratings by Standard & Poor's, a division of the McGraw-Hill Companies, Inc., ranged from A to CCC, both unchanged from December 31, 2008. The Company believes that it has sufficient liquidity to meet its operating cash needs without the sale of these securities.

        If credit or liquidity conditions relating to these securities or the issuers worsen, the Company may recognize additional other-than-temporary impairments, which would result in the recognition of additional losses on the condensed consolidated statement of operations.

        The Company's available-for-sale investments are described in more detail in Note 5, "Available-for-Sale Investments," of Notes to Condensed Consolidated Financial Statements.

Interest Rates

        From time to time, the Company may use interest rate swaps, collars or options to manage its exposure to fluctuations in interest rates.

        At March 31, 2009, the Company had no interest rate swaps, collars or options outstanding.

        The carrying value of the Company's total debt was $1,776.0 million at March 31, 2009 and $1,479.0 million at December 31, 2008. The Company's fixed rate debt was $1,727.9 million at March 31, 2009 and $1,430.9 million at December 31, 2008. The fair value of the Company's fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total debt was $1,572.2 million at March 31, 2009 compared with $1,204.8 million at December 31, 2008. A hypothetical 10% decrease in interest rates would result in an increase of $84.3 million in the fair value of the total debt balance at March 31, 2009. These changes in the fair value of the Company's fixed rate debt do not alter the Company's obligations to repay the outstanding principal amount of such debt.

        See Note 10, "Debt and Credit Facilities," of Notes to Condensed Consolidated Financial Statements for further information on the Company's total debt.

Foreign Exchange Rates

        The Company uses foreign currency forward contracts to fix the amount payable on transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at

March 31, 2009 would have caused the Company to pay approximately $39.8 million to terminate these contracts.

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

        The Company's customers may default on their obligations to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. Despite uncertainties surrounding current global economic conditions and levels of credit risk, as of March 31, 2009, the Company has not experienced a significant change in its customers' payment patterns or defaults. The Company's provision for bad debt expense was $3.1 million in the first quarter of 2009 and $0.7 million in the first quarter of 2008.

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

Changes in Internal Control over Financial Reporting

        There has not been any change in the Company's internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, "Commitments and Contingencies," under the captions "Settlement Agreement and Related Costs," "Fresenius Claims," "Canadian Claims," "Additional Matters," "MPERS Lawsuit," and "Other Litigation," is incorporated herein by reference. See also Part I, Item 3, "Legal Proceedings," of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as well as the information incorporated by reference in that item.

Item 1A.    Risk Factors.

        See Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the Company's 2008 Form 10-K. Except as required by the federal securities laws, the Company undertakes no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

The disruption and volatility of the financial and credit markets could affect external liquidity sources for the Company.

        The Company's principal sources of liquidity are accumulated cash and cash equivalents, short-term investments, cash flow from operations and amounts available under its existing lines of credit, including its revolving credit facility, the ANZ facility and its accounts receivable securitization program, as described above in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

        The Company's accounts receivable securitization program includes a bank financing commitment that must be renewed annually prior to the expiration date. The bank commitment is scheduled to expire on December 4, 2009. The Company plans to seek an additional 364 day renewal of the bank commitment prior to its expiration. While the bank is not obligated to renew the bank financing commitment, the Company has historically negotiated annual renewals since the commencement of the program in 2001.

        The ANZ facility is scheduled to expire in March 2010. The Company plans to renew or replace the ANZ facility prior to its expiration date. However, the Company cannot give assurance that it will be able to renew or replace this facility.

        Additionally, current conditions in financial markets, including the bankruptcy and restructuring of certain financial institutions, could affect financial institutions with which the Company has relationships and could result in adverse effects on the Company's ability to utilize fully its committed borrowing facilities. For example, another lender under the revolving credit facility may be unwilling or unable to fund a borrowing request, and the Company may not be able to replace such lender.

Covenant restrictions under the Company's credit arrangements may pose a risk.

        The Company has a number of credit facilities, including its revolving credit facility and its ANZ facility, and also has an accounts receivable securitization program, and has issued debt securities to manage liquidity and fund operations as described above in Management's Discussion and Analysis of Financial Condition and Results of Operations. The agreements relating to these facilities and securities generally contain certain restrictive covenants, including the incurrence of additional indebtedness, restriction of liens and sale and leaseback transactions, financial covenants relating to interest coverage, debt leverage and minimum liquidity, and restrictions on consolidation and merger transactions, as well as, in some cases, restrictions on amendments to the Settlement agreement. In addition, amounts available under the accounts receivable securitization program can be impacted by a number of factors, including, but not limited to, the Company's credit rating, accounts receivable balances, the creditworthiness of the Company's customers and the Company's receivables collection experience. As a result of the impact of some of these factors, the amount available to the Company under the program has decreased, as described above in Note 6, "Accounts Receivable Securitization Program." Although the Company does not believe that any of these covenants or other restrictive provisions presently materially restricts its operations, a breach of one or more of the covenants or other restrictive provisions could result in material adverse consequences that could negatively impact the business, consolidated results of operations and financial position of the Company. Such adverse consequences may include the acceleration of amounts outstanding under certain of the facilities, triggering the obligation to redeem certain debt securities, termination of existing unused commitments by the Company's lenders or the bank commitment related to the Company's accounts receivable securitization program, refusal by lenders to extend further credit under one or more of the facilities or new facilities, or the lowering or modification of the Company's credit ratings.

Cautionary Notice Regarding Forward-Looking Statements

        The SEC encourages companies to disclose forward-looking statements so that investors can better understand a company's future prospects and make informed investment decisions. Some of the Company's statements in this report, in documents incorporated by reference into this report and in the Company's future oral and written statements, may be forward-looking. These statements reflect the Company's beliefs and expectations as to future events and trends affecting the Company's business, its consolidated financial position and its results of operations. These forward-looking statements are based upon the Company's current expectations concerning future events and discuss, among other things, anticipated future performance and future business plans. Forward-looking statements are identified by such words and phrases as "anticipates," "believes," "could be," "estimates," "expects," "intends," "may," "plans to," "will" and similar expressions. Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside the control of the Company that could cause actual results to differ materially from these statements.

        The following are important factors that the Company believes could cause actual results to differ materially from those in the Company's forward-looking statements: the implementation of the Company's Settlement agreement regarding the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against it arising from a 1998 transaction with W. R. Grace & Co.; general economic conditions and other factors affecting the markets that the Company serves; the Company's access to financing and other sources of capital, the pricing of financing, and credit ratings; raw material pricing and availability; changes in the value of foreign currencies against the U.S. dollar; the effects of animal and food-related health issues; pandemics; legal and environmental matters involving the Company; and the other factors set forth under Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the for the fiscal year ended December 31, 2008, as updated in this item above. Except as required by the federal securities laws, the Company undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

  (a)
  Unregistered Sales of Equity Securities

        In February 2009, the Company issued 535,000 shares of its common stock, par value $0.10 per share, to the Company's Profit-Sharing Plan (the "Profit Sharing Plan") as part of its 2008 contribution to the Profit-Sharing Plan. The issuance of such shares to the Profit-Sharing Plan was not registered under the Securities Act of 1933, as amended (the "Securities Act"), because such transaction did not involve an "offer" or "sale" of securities under Section 2(a)(3) of the Securities Act.

  (c)
  Issuer Purchases of Equity Securities

        The table below sets forth the total number of shares of the Company's common stock, par value $0.10 per share, that the Company repurchased in each month of the quarter ended March 31, 2009, the average price paid per share and the maximum number of shares that may yet be purchased under the Company's publicly announced plans or programs.

Period	Total Number of Shares Purchased(1) (a)	Average Price Paid per Share(1) (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2) (d)
Balance as of December 31, 2008				15,975,600
January 1, 2009 through January 31, 2009	6,431	—	—	15,975,600
February 1, 2009 through February 28, 2009	20,201	—	—	15,975,600
March 1, 2009 through March 31, 2009	13,219	—	—	15,975,600

Total	39,851	—	—	15,975,600

(1)
The Company did not purchase any shares during the quarter ended March 31, 2009 pursuant to its publicly announced program (described below). The Company did repurchase shares by means of (a) shares withheld from awards under the Company's 2005 contingent stock plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having the Company withhold shares from an award under that plan, and (b) shares reacquired pursuant to the forfeiture provision of the Company's 2005 contingent stock plan. (See table below.) The Company reports price calculations in column (b) in the table above only for shares purchased as part of its publicly announced program, when applicable, and includes commissions. For shares withheld for tax withholding obligations or other legally required charges, the Company withholds shares at a price equal to their fair market value. The Company does not make payments for shares reacquired by the Company pursuant to the forfeiture provision of the 2005 contingent stock plan.

Period	Shares withheld for tax obligations and charges (a)	Average withholding price for shares in column "a" (b)	Forfeitures under 2005 Contingent Stock Plan (c)	Total (d)
January 2009	—	—	6,431	6,431
February 2009	10,801	$12.85	9,400	20,201
March 2009	9,619	$12.70	3,600	13,219

Total	20,420	$12.78	19,431	39,851
(2)
On August 9, 2007, the Company announced that its Board of Directors had approved a new share repurchase program, authorizing the Company to repurchase in the aggregate up to 20 million shares of its issued and outstanding common stock. This new program replaced the Company's prior share repurchase program, which was terminated. Through March 31, 2009, the Company had repurchased 4,024,400 shares of the Company's common stock under the new program, leaving 15,975,600 shares of common stock authorized for repurchase under the new program. The new program has no set expiration date.

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
4.2
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
4.3
Form of Indenture between the Registrant and U.S. Bank, National Association, as Trustee. (Exhibit 4.2 to the Company's Registration Statement on Form S-3, Registration No. 333-157851, is incorporated herein by reference.)
10.1
Note Purchase Agreement, dated as of February 6, 2009, by and among the Company, as issuer, and Davis Selected Advisers, L.P., Geico Indemnity Company and General Re Life Corporation, as purchasers regarding the Company's 12% Senior Notes due 2014. (Exhibit 10.1 to the Company's Current Report on Form 8-K, Date of Report February 6, 2009, File No. 1-12139, is incorporated herein by reference.)
10.2
Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors, as amended February 19, 2009. (Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12139, is incorporated herein by reference.)*
10.3
Fees to be paid to the Company's Non-Management Directors-2009. (Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12139, is incorporated herein by reference.)*
10.4
2005 Contingent Stock Plan of Sealed Air Corporation, as amended February 19, 2009. (Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12139, is incorporated herein by reference.)*
10.5
Two-Year Long Term Incentive Award Information. (Such information contained on pages 2 and 3 of the Company's Current Report on Form 8-K, Date of Report March 24, 2009, File No. 1-12139, is incorporated herein by reference.)*
10.6
Form of Sealed Air Corporation Performance Share Units Award Grant 2009-2010. (Exhibit 10.1 to the Company's Current Report on Form 8-K, Date of Report April 16, 2009, File No. 1-12139, is incorporated herein by reference.)*
10.7
Form of Sealed Air Corporation Performance Share Units Award Grant 2009-2011. (Exhibit 10.2 to the Company's Current Report on Form 8-K, Date of Report April 16, 2009, File No. 1-12139, is incorporated herein by reference.)*

Exhibit Number	Description
10.8	Form of Waiver and Release of Sealed Air Corporation Performance Share Units 2008 Two Year Award and 2008 Three Year Award. (Exhibit 10.3 to the Company's Current Report on Form 8-K, Date of Report April 16, 2009, File No. 1-12139, is incorporated herein by reference.)*
23.1	Consent of KPMG LLP (Exhibit 23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12139, is incorporated herein by reference.)
23.2	Consent of KPMG LLP (Exhibit 23.1 to the Company's Registration Statement on Form S-3, Registration Statement No. 333-157851, is incorporated herein by reference.)
31.1	Certification of William V. Hickey pursuant to Rule 13a-14(a), dated May 8, 2009.
31.2	Certification of David H. Kelsey pursuant to Rule 13a-14(a), dated May 8, 2009.
32	Certification of William V. Hickey and David H. Kelsey, pursuant to 18 U.S.C. § 1350, dated May 8, 2009.

*
Compensatory plan or arrangement of management required to be filed as an exhibit to this report on Form 10-Q.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEALED AIR CORPORATION
Date: May 8, 2009	By:	/s/ JEFFREY S. WARREN Jeffrey S. Warren Controller (Duly Authorized Executive Officer and Chief Accounting Officer)