Form 10-Q
period 2009-06-30
SEALED AIR CORP/DE
filed 2009-08-07
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
Or
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
 (201) 791-7600

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        There were 158,776,831 shares of the registrant's common stock, par value $0.10 per share, issued and outstanding as of July 31, 2009.

 SEALED AIR CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales:
Food Packaging	$448.7	$518.9	$872.7	$987.2
Food Solutions	220.2	259.4	425.4	495.1
Protective Packaging	281.8	391.6	561.9	764.5
Other	77.3	108.9	156.5	209.4

Total net sales	1,028.0	1,278.8	2,016.5	2,456.2
Cost of sales	739.9	948.6	1,442.7	1,820.9

Gross profit	288.1	330.2	573.8	635.3
Marketing, administrative and development expenses	169.3	203.3	335.5	389.7
Restructuring and other charges	0.7	0.5	0.3	2.5

Operating profit	118.1	126.4	238.0	243.1
Interest expense	(37.8)	(30.3)	(72.7)	(65.7)
Impairment of available-for-sale securities	—	(10.0)	—	(10.0)
Other income (expense), net	1.6	(2.1)	(1.8)	(1.9)

Earnings before income tax provision	81.9	84.0	163.5	165.5
Income tax provision	21.4	21.4	44.9	42.1

Net earnings available to common stockholders	$60.5	$62.6	$118.6	$123.4

Net earnings per common share:
Basic	$0.38	$0.39	$0.75	$0.77

Diluted	$0.33	$0.34	$0.65	$0.67

Dividends paid per common share	$0.12	$0.12	$0.24	$0.24

Weighted average number of common shares outstanding:
Basic	157.3	158.0	157.0	158.9

Diluted	188.6	189.0	188.3	189.8

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$789.2	$128.9
Receivables, net of allowance for doubtful accounts of $17.9 in 2009 and $19.5 in 2008	677.8	682.8
Inventories	529.3	564.3
Other current assets	305.7	296.7

Total current assets	2,302.0	1,672.7
Property and equipment, net	1,037.2	1,051.4
Goodwill	1,949.2	1,938.1
Non-current investments—available-for-sale securities	17.0	10.7
Other assets, net	330.8	313.1

Total assets	$5,636.2	$4,986.0

Liabilities and stockholders' equity
Current liabilities:
Short-term borrowings	$46.5	$37.6
Current portion of long-term debt	436.9	151.5
Accounts payable	218.6	277.2
Settlement agreement and related accrued interest	727.3	707.8
Accrued restructuring costs	25.3	49.4
Other current liabilities	409.2	398.7

Total current liabilities	1,863.8	1,622.2
Long-term debt, less current portion	1,565.2	1,289.9
Other liabilities	136.1	148.3

Total liabilities	3,565.1	3,060.4
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2009 and 2008	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 168,457,681 in 2009 and 168,111,815 in 2008; shares outstanding: 158,703,881 in 2009 and 157,882,527 in 2008	16.8	16.8
Common stock reserved for issuance related to asbestos Settlement, $0.10 par value per share, 18,000,000 shares in 2009 and 2008	1.8	1.8
Additional paid-in capital	1,102.2	1,102.5
Retained earnings	1,444.6	1,364.3
Common stock in treasury, 9,753,800 shares in 2009 and 10,229,288 shares in 2008	(363.6)	(383.2)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(56.6)	(60.2)
Cumulative translation adjustment	(84.1)	(122.4)
Unrealized gains on available-for-sale securities	3.9	—
Unrealized gains on derivative instruments	4.4	5.0

Total accumulated other comprehensive loss, net of taxes	(132.4)	(177.6)

Total parent company stockholders' equity	2,069.4	1,924.6
Noncontrolling interests	1.7	1.0

Total stockholders' equity	2,071.1	1,925.6

Total liabilities and stockholders' equity	$5,636.2	$4,986.0

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net earnings available to common stockholders	$118.6	$123.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	88.3	87.7
Amortization of senior debt related items and other	0.4	0.9
Impairment of available-for-sale securities	—	10.0
Deferred taxes, net	(9.6)	(8.9)
Net (gain) on disposals of property and equipment and other	(1.7)	(0.2)
Changes in operating assets and liabilities, net of effects of businesses acquired and disposed:
Receivables, net	96.4	(24.7)
Accounts receivable securitization program	(80.0)	135.0
Inventories	48.2	(44.2)
Other current assets	(15.3)	(23.0)
Other assets, net	10.5	2.0
Accounts payable	(60.2)	(9.1)
Income taxes payable	(18.6)	2.1
Other current liabilities	24.4	(13.7)
Other liabilities	(7.5)	(2.5)

Net cash provided by operating activities	193.9	234.8

Cash flows from investing activities:
Capital expenditures for property and equipment	(44.1)	(95.7)
Proceeds from sales of property and equipment	1.9	—
Businesses acquired in purchase transactions, net of cash and cash equivalents acquired	(0.7)	(2.9)
Other investing activities	(0.9)	(0.1)

Net cash used in investing activities	(43.8)	(98.7)

Cash flows from financing activities:
Proceeds from long-term debt	701.6	166.1
Payments of long-term debt	(147.6)	(395.3)
Dividends paid on common stock	(38.0)	(38.5)
Payment of debt issuance costs	(7.0)	—
Net proceeds from short-term borrowings	10.5	15.4
Repurchases of common stock	—	(84.7)

Net cash provided by (used in) financing activities	519.5	(337.0)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(9.3)	37.6

Cash and cash equivalents:
Balance, beginning of period	$128.9	$430.3
Net change during the period	660.3	(163.3)

Balance, end of period	$789.2	$267.0

Supplemental cash flow information:
Interest payments, net of amounts capitalized	$37.3	$50.4

Income tax payments	$72.5	$59.2

Non-cash items:
Unrealized gain on investments of auction rate securities	$6.3	$—

Issuance of shares of the Company's common stock as part of the Company's 2008 employee profit sharing plan contribution	$5.9	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net earnings available to common stockholders	$60.5	$62.6	$118.6	$123.4
Other comprehensive income, net of income taxes:
Recognition of deferred pension items, net of income tax provision of $0.4 for the three months ended June 30, 2009, $0.3 for the three months ended June 30, 2008, $0.8 for the six months ended June 30, 2009 and $0.5 for the six months ended June 30, 2008	1.8	1.5	3.6	2.9
Unrealized losses on derivative instruments, net of income tax benefit of $0.1 for the three months ended June 30, 2009 and 2008 and $0.3 for the six months ended June 30, 2009 and 2008	(0.3)	(0.5)	(0.6)	(0.8)
Recognition of other than temporary impairment of available-for-sale securities, net of income tax benefit of $3.9	—	6.1	—	6.1
Unrealized gains (losses) on available-for-sale securities, net of income tax (provision) benefit of $(2.4) for the three and six months ended June 30, 2009, $2.2 for the three months ended June 30, 2008 and $3.0 for the six months ended June 30, 2008	3.9	(3.5)	3.9	(4.8)
Foreign currency translation adjustments	97.2	5.4	38.3	103.4

Comprehensive income, net of income taxes	$163.1	$71.6	$163.8	$230.2

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables are in millions, except per share data)

(1) Organization and Basis of Presentation

        Sealed Air Corporation and its subsidiaries, or the Company, is a leading global innovator and manufacturer of a wide range of packaging and performance-based materials and equipment systems that serve an array of food, industrial, medical and consumer applications.

        The Company conducts substantially all of its business through two direct wholly-owned subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US). These two subsidiaries, directly and indirectly, own substantially all of the assets of the business and conduct operations themselves and through subsidiaries around the world. The Company adopted this corporate structure in connection with the Cryovac transaction. See "Cryovac Transaction," of Note 14, "Commitments and Contingencies," for a description of the Cryovac transaction and related terms used in these Notes to Condensed Consolidated Financial Statements.

Basis of Presentation

        The condensed consolidated financial statements include all the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's condensed consolidated balance sheet as of June 30, 2009 and the condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 have been made. The results set forth in the condensed consolidated statements of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. All amounts are approximate due to rounding. Certain prior period amounts have been reclassified to conform to the current year's presentation. Reclassifications in the aggregate had an immaterial effect on the Company's condensed consolidated financial statements.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(2) Recent Accounting Pronouncements

Adopted in the Three Months Ended June 30, 2009

        In April 2009, the Financial Accounting Standards Board, or the FASB, issued the following FASB Staff Positions, or FSPs, that provide additional application guidance and enhance disclosure requirements regarding fair value measurements and impairments of securities.

  •
  FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," provides guidelines for making fair value measurements more consistent with the principles presented in Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," (SFAS No. 157).

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

        The provisions of these FSPs were adopted by the Company as of June 30, 2009. The Company concluded that the adoption of these FSPs did not have an impact on the Company's consolidated financial position or results of operations or specifically on the Company's determination of the fair value of its investments in auction rate securities. See Note 5, "Available-for-Sale Investments," and Note 12, "Fair Value Measurements," for the additional disclosures about the fair value of the Company's financial instruments.

  SFAS No. 165

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. This statement requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date should be disclosed if the financial statements would otherwise be misleading. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. The Company adopted SFAS No. 165 on June 30, 2009 and has evaluated subsequent events (events occurring after June 30, 2009) for recognition or disclosure in these condensed consolidated financial statements up to August 7, 2009.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(2) Recent Accounting Pronouncements (Continued)

Pending Adoption

  FSP No. FAS 132(R)-1

        In December 2008, the FASB issued FSP 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets." This FSP provides guidance on an employer's disclosures about plan assets of a defined benefit pension plan or other postretirement plan, including disclosure of how investment allocation decisions are made, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and concentrations of credit risk. This FSP is effective for fiscal years ending after December 15, 2009. The adoption of this FSP will not impact the Company's consolidated financial position or results of operations as its requirements are disclosure-only in nature.

  SFAS No. 166

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140." Among other changes, SFAS No. 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale and requires additional disclosures. SFAS No. 166 is effective for the Company beginning January 1, 2010. Earlier application is prohibited. The recognition and measurement provisions of SFAS No. 166 are effective for transfers occurring on or after the effective date. The Company is currently assessing the impact of the adoption of SFAS No. 166 may have on its consolidated financial position and results of operations and specifically the impact it may have on its accounts receivable securitization program.

  SFAS No. 167

        Also, in June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS No. 167 is effective for the Company beginning January 1, 2010. Earlier application is prohibited. The Company is currently assessing the impact of the adoption of SFAS No. 167 may have on its consolidated financial position and results of operations.

  SFAS No. 168

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162." While SFAS No. 168 is not intended to change accounting principles generally accepted in the United States, it will change the way the Company references these accounting principles in its consolidated financial statements and notes. SFAS No. 168 is effective for the Company beginning

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(2) Recent Accounting Pronouncements (Continued)

September 30, 2009. The adoption of SFAS No. 168 will not impact the Company's consolidated financial position or results of operations as its requirements are disclosure-only in nature.

(3) Segments

        The following table shows net sales, depreciation and amortization and operating profit by the Company's segment reporting structure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales:
Food Packaging	$448.7	$518.9	$872.7	$987.2
Food Solutions	220.2	259.4	425.4	495.1
Protective Packaging	281.8	391.6	561.9	764.5
Other	77.3	108.9	156.5	209.4

Total	$1,028.0	$1,278.8	$2,016.5	$2,456.2

Depreciation and amortization:
Food Packaging	$19.4	$19.4	$39.6	$37.2
Food Solutions	8.9	8.4	17.7	16.4
Protective Packaging	10.6	10.8	21.2	25.4
Other	4.9	4.4	9.8	8.7

Total	$43.8	$43.0	$88.3	$87.7

Operating profit(1):
Food Packaging	$62.4	$57.0	$121.0	$113.2
Food Solutions	22.4	18.3	44.9	35.2
Protective Packaging	32.5	49.3	66.7	90.7
Other	1.5	2.3	5.7	6.5

Total segments and other	118.8	126.9	238.3	245.6
Restructuring and other charges(2)	0.7	0.5	0.3	2.5

Total	$118.1	$126.4	$238.0	$243.1

(1)
Before taking into consideration restructuring and other charges.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(3) Segments (Continued)

(2)
The restructuring and other charges by the Company's segment reporting structure were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Food Packaging	$0.8	$0.3	$0.3	$2.2
Food Solutions	0.1	0.2	0.2	0.2
Protective Packaging	(0.2)	—	(0.2)	0.1

Total	$0.7	$0.5	$0.3	$2.5

        Restructuring and other charges primarily related to the Company's global manufacturing strategy. See Note 4, "Cost Reduction and Productivity Program and Global Manufacturing Strategy," for further discussion.

        The following table shows assets allocated to the Company's reportable segments. Only assets which are identifiable by segment and reviewed by the Company's chief operating decision maker by segment are allocated to the reportable segment assets, which are trade receivables, net, and finished goods inventory, net. All other assets are included in "Assets not allocated." Assets not allocated primarily include goodwill of $1,949.2 million at June 30, 2009 and $1,938.1 million at December 31, 2008 and total property and equipment, net, of $1,037.2 million at June 30, 2009 and $1,051.4 million at December 31, 2008.

	June 30, 2009	December 31, 2008
Assets:
Trade receivables, net, and finished goods inventory, net
Food Packaging	$440.8	$443.1
Food Solutions	219.4	216.6
Protective Packaging	270.2	281.2
Other	60.8	72.5

Total segments and other	991.2	1,013.4
Assets not allocated	4,637.3	3,972.6

Total	$5,628.5	$4,986.0

Allocation of Goodwill to Reportable Segments

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and because the Company's management views goodwill as a corporate asset, the Company does not allocate its goodwill balance to its reportable segments. However, in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" the Company is required to allocate goodwill to each reporting unit in order to perform its annual impairment review of goodwill, which it does during the fourth quarter of the year. See Note 9, "Goodwill and Identifiable

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(3) Segments (Continued)

Intangible Assets," for the allocation of goodwill in accordance with the provisions of SFAS No. 142, the changes in the six months ended June 30, 2009 by the Company's segment reporting structure, and the details of the Company's interim goodwill impairment review.

(4) Cost Reduction and Productivity Program and Global Manufacturing Strategy

Cost Reduction and Productivity Program

        In the third quarter of 2008, the Company implemented a cost reduction and productivity program. The components of the restructuring accrual, which was primarily for termination benefits, through June 30, 2009 and the accrual balance remaining at June 30, 2009 related to this program are included in the table below. The Company expects to incur additional modest costs associated with this program in the remainder of 2009.

Restructuring accrual at December 31, 2008	$43.7
Cash payments made during 2009	(24.7)
Adjustment to accrual for termination benefits	(0.1)
Effect of changes in foreign currency rates	(0.6)

Restructuring accrual at June 30, 2009	$18.3

        The Company expects to pay $17.0 million of the accrual balance remaining at June 30, 2009 within the next 12 months. This amount is included in other current liabilities on the condensed consolidated balance sheet at June 30, 2009. The remaining accrual of $1.3 million is expected to be paid by the end of 2010 and is included in other liabilities on the condensed consolidated balance sheet at June 30, 2009.

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

        The Company announced the first phase of this multi-year global manufacturing strategy in July 2006. At the end of 2008, the construction phase of the program was substantially complete. The

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(4) Cost Reduction and Productivity Program and Global Manufacturing Strategy (Continued)

capital expenditures, associated costs and related restructuring charges and the total amounts incurred since inception of this multi-year strategy are included in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
					Cumulative Through June 30, 2009
	2009	2008	2009	2008
Capital expenditures	$5.1	$18.8	$11.4	$27.5	$144.1
Associated costs(1)	2.2	1.3	5.3	3.7	27.9
Restructuring and other charges(2)	0.6	0.5	0.5	2.5	32.3

(1)
The associated costs principally include facility start-up costs, which are primarily included in cost of sales on the condensed consolidated statements of operations. These charges by the Company's reporting structure were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Food Packaging	$1.8	$0.6	$4.3	$1.4
Food Solutions	0.2	0.4	0.3	0.4
Protective Packaging	0.2	0.4	0.7	1.7
Other	—	(0.1)	—	0.2

Total	$2.2	$1.3	$5.3	$3.7

(2)
The restructuring and other charges were primarily for termination benefits, the majority of which were related to the Food Packaging segment. These charges were included in restructuring and other charges on the condensed consolidated statements of operations. See Note 3, "Segments," for restructuring and other charges by reportable segment and Other. A reconciliation of the restructuring accrual for the Company's global manufacturing strategy is included below.

        The components of the restructuring accrual through June 30, 2009 and the accrual balance remaining at June 30, 2009 were as follows:

Restructuring accrual at December 31, 2008	$14.4
Cash payments during 2009	(3.5)
Adjustment to accrual for termination benefits	(0.5)
Effect of changes in foreign currency rates	0.1

Restructuring accrual at June 30, 2009	$10.5

        The Company expects to pay $8.2 million of the accrual balance remaining at June 30, 2009 within the next 12 months. This amount is included in other current liabilities on the Company's condensed consolidated balance sheet at June 30, 2009. The remaining accrual of $2.3 million is expected to be paid by the end of 2010 and is included in other liabilities on the Company's condensed consolidated balance sheet at June 30, 2009.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(5) Available-for-Sale Investments

        The following tables summarize the Company's available-for-sale investments classified as non-current assets that are carried at fair value on the condensed consolidated balance sheets at June 30, 2009 and December 31, 2008:

	Estimated Fair Value at December 31, 2008	Gross Unrealized Gains	Estimated Fair Value at June 30, 2009
Auction rate securities:
Debt instruments with contractual maturity dates in 2021, 2033, and 2036	$7.7	$4.5	$12.2
Non-cumulative perpetual preferred stock	3.0	1.8	4.8

Total	$10.7	6.3	$17.0

	Estimated Fair Value at December 31, 2007	Gross Unrealized Gains	Gross Other Than Temporary Impairment	Estimated Fair Value at December 31, 2008
Auction rate securities:
Debt instruments with contractual maturity dates in 2021, 2033, and 2036	$24.0	$0.7	$(17.0)	$7.7
Non-cumulative perpetual preferred stock	16.8	3.2	(17.0)	3.0

Total	$40.8	$3.9	$(34.0)	$10.7

        The Company's available-for-sale investments, consisting of auction rate securities at June 30, 2009 and December 31, 2008, are exposed to market risk related to changes in conditions in the U.S. financial markets and in the financial condition of the issuers of these securities. The Company's investment in auction rate securities at June 30, 2009 and December 31, 2008 had an original cost of $44.7 million.

        These auction rate securities consisted of two contingent capital securities that were converted into perpetual preferred stock of Ambac Assurance Corporation (AMBAC), the issuer, in December 2008, and three debt instruments issued individually by Primus Financial Products LLC (Primus) (maturity date 2021), River Lake Insurance Company, a wholly-owned subsidiary of Genworth Financial, Inc. (Genworth) (maturity date 2033) and Ballantyne Re Plc (maturity date 2036).

        These five securities historically were re-auctioned every twenty-eight days, which had provided a liquid market for them. However, as a result of continuing liquidity concerns affecting capital markets, particularly in the U.S., specifically for asset-backed securities, every auction held by the issuers for these auction rate securities in 2008 and thus far in 2009 failed. In the six months ended June 30, 2009, the Company received interest and dividend payments, totaling approximately $0.8 million, when due.

        The Company accounts for these investments as available-for-sale investments and reviews them for impairment in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and other related guidance issued by the FASB and the SEC.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(5) Available-for-Sale Investments (Continued)

        As of June 30, 2009, the Company's valuation of all five securities resulted in an unrealized gain of $6.3 million, ($3.9 million, net of taxes), of which $4.3 million was due to the improvement in the credit spread of Genworth. Also, since the fair value did not decline from its amortized cost basis as of June 30, 2009, there was no need to test any of the five securities for other-than-temporary impairment. Further, since it has always been and the Company expects it will continue to be its intent to sell all of its auction rate security investments, there was no impact on the adoption of FSP No. FAS 115-2 and FAS 124-2 for any prior period or future period other-than-temporary impairment losses. See Note 2, "Recent Accounting Pronouncements," for further details of this FSP.

        The Company continues to monitor developments in the market for auction rate securities including the specific securities in which it has invested. At June 30, 2009, the securities issuers that were rated by Moody's Investors Service, Inc. had ratings that ranged from Baa1 to Ba3 and ratings by Standard & Poor's, a division of the McGraw-Hill Companies, Inc., that ranged from A to CCC. At June 30, 2009, neither AMBAC nor Primus had a rating by either Moody's or Standard's and Poor's. The Company believes that it has sufficient liquidity to meet its operating cash needs without the sale of these securities.

        If credit or liquidity conditions relating to these securities or the issuers worsen, the Company may recognize additional other-than-temporary impairments, which would result in the recognition of additional losses on the condensed consolidated statement of operations.

        In July 2009, AMBAC announced that it would discontinue paying the monthly dividends on its outstanding auction market preferred shares beginning August 1, 2009. Based on the information currently available, the Company will record an other-than-temporary loss of approximately $2.0 million in July 2009 and may record additional losses in the third quarter of 2009 for the decline in the estimated fair value of the two perpetual preferred stock investments.

        See Note 12, "Fair Value Measurements," for details on the inputs and valuation methodology used to calculate the estimated fair value of these investments.

(6) Accounts Receivable Securitization Program

        The Company and a group of its U.S. subsidiaries maintain an accounts receivable securitization program with a bank and an issuer of commercial paper administered by the bank. At June 30, 2009, the maximum purchase limit for receivables interests was $160.0 million and the program has an expiration date of December 2, 2012. This program includes a bank financing commitment that must be renewed annually prior to the expiration date. The bank commitment is scheduled to expire on December 4, 2009. The Company plans to seek an additional 364 day renewal of the bank commitment prior to its expiration. While the bank is not obligated to renew the bank financing commitment, the Company has negotiated annual renewals since the commencement of the program in 2001.

        The amounts available from time to time under the program may be less than $160.0 million subject to the level of the eligible assets included in the U.S. accounts receivable portfolio. The level of eligible assets can be impacted by a number of factors, including, but not limited to, accounts receivable balances, the Company's credit rating, the Company's receivables collection experience and

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(6) Accounts Receivable Securitization Program (Continued)

the creditworthiness of the Company's customers. During 2009, the level of eligible assets available under the program declined due to some of the factors mentioned above. As a result, the amounts available to the Company under the program decreased to approximately $81.0 million at June 30, 2009 from approximately $143.0 million available at December 31, 2008. Although the Company does not believe that these restrictive provisions presently materially restrict its operations, a breach of one or more of these restrictive provisions could result in a further decline in, or the elimination of, amounts available under the program.

        At December 31, 2008, the Company had $80.0 million outstanding under this program. In January 2009, the Company utilized an additional $51.0 million available to it under this program. Subsequently, in February 2009, the Company repaid the entire $131.0 million outstanding amount under this program utilizing funds available from its 12% Senior Notes.

        The costs associated with the receivables program are reflected in other income (expense), net, in the Company's condensed consolidated statements of operations and were $0.4 million for the six months ended June 30, 2009 and $1.1 million for the six months ended June 30, 2008.

        The receivables program contains financial covenants relating to interest coverage and debt leverage similar to those contained in the Company's revolving credit facility. The Company was in compliance with these covenants at June 30, 2009.

(7) Inventories

        The following table presents details of the Company's inventories and the reconciliation to inventories at LIFO basis:

	June 30, 2009	December 31, 2008
Inventories (at FIFO, which approximates replacement value):
Raw materials	$92.7	$98.7
Work in process	115.8	116.6
Finished goods	371.0	405.0

Subtotal (at FIFO)	579.5	620.3
Reduction of certain inventories to LIFO basis	(50.2)	(56.0)

Total	$529.3	$564.3

        The Company determines the value of non-equipment U.S. inventories by the last-in, first-out or LIFO inventory method. The value of U.S. inventories determined by that method amounted to $123.9 million at June 30, 2009 and $134.9 million at December 31, 2008.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(8) Property and Equipment, net

        The following table details the Company's property and equipment, net, at June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008
Land and improvements	$48.3	$45.4
Buildings	578.3	565.1
Machinery and equipment	2,264.3	2,179.0
Other property and equipment	129.0	130.4
Construction-in-progress	83.9	123.9

	3,103.8	3,043.8
Accumulated depreciation and amortization	(2,066.6)	(1,992.4)

Property and equipment, net	$1,037.2	$1,051.4

        The following table details the Company's interest cost capitalized and depreciation and amortization expense for property and equipment for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest cost capitalized	$2.2	$2.6	$4.3	$5.2
Depreciation and amortization expense for property and equipment	33.5	36.3	68.8	74.2

(9) Goodwill and Identifiable Intangible Assets

Goodwill

        The following table details the Company's goodwill balances at June 30, 2009 and December 31, 2008 by the Company's segment reporting structure.

	Balance at December 31, 2008	Goodwill Acquired	Foreign Currency Translation and Other	Balance at June 30, 2009
Food Packaging	$381.4	$—	$2.2	$383.6
Food Solutions	147.2	—	0.8	148.0
Protective Packaging	1,254.7	—	7.1	1,261.8
Other	154.8	0.5	0.5	155.8

Total	$1,938.1	$0.5	$10.6	$1,949.2

        In accordance with SFAS No. 142, the Company tests goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and at other times if events or circumstances exist

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(9) Goodwill and Identifiable Intangible Assets (Continued)

that indicate the carrying value of goodwill may potentially no longer be recoverable. In the first quarter of 2009, due to a decline in three of the Company's reporting units' forecasted operating results, and to a lesser extent, a decline in the Company's EBITDA (defined as earnings before interest, taxes and depreciation and amortization) multiples and the price of the Company's common stock since December 31, 2008, the Company performed an interim goodwill impairment assessment for these three reporting units at March 31, 2009. The Company completed step one of its interim impairment test and the fair value analysis for goodwill and concluded that there were no impairments present, and accordingly no impairment charge was recorded as of March 31, 2009.

        In the second quarter of 2009, due to a further decline in one of the Company's reporting units' forecasted operating results, the Company performed an interim goodwill assessment and completed step one of its interim impairment test and fair value analysis for goodwill related to this reporting unit and concluded that there was no impairment present and accordingly no impairment charge was recorded as of June 30, 2009.

        The Company uses a fair value approach to test goodwill for impairment. The Company must recognize a non-cash impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. The Company derives an estimate of fair values for each of the Company's reporting units using a combination of an income approach and two market approaches, each based on an applicable weighting. The Company assesses the applicable weighting based on such factors as current market conditions and the quality and reliability of the data. Absent an indication of fair value from a potential buyer or similar specific transactions, the Company believes that the use of these methods provides a reasonable estimate of a reporting unit's fair value. Fair value computed by these methods is arrived at using a number of factors, including projected future operating results, anticipated future cash flows, effective income tax rates, comparable marketplace data within a consistent industry grouping, and the cost of capital. There are inherent uncertainties, however, related to these factors and to the Company's judgment in applying them to this analysis. Nonetheless, the Company believes that the combination of these methods provides a reasonable approach to estimate the fair value of the Company's reporting units. Assumptions for sales, earnings and cash flows for the reporting units were consistent among these methods.

        The income approach is based upon the present value of expected cash flows. Expected cash flows are converted to present value using factors that consider the timing and risk of the future cash flows. The estimate of cash flows used is prepared on an unleveraged debt-free basis. A discount rate is used that reflects a market-derived weighted average cost of capital. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit's expected long-term operating and cash flow performance. The projections are based upon the Company's best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include effective income tax rates, terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(9) Goodwill and Identifiable Intangible Assets (Continued)

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

        The excess of fair value over carrying value for each of the Company's reporting units that had their determination of fair values updated as part of the March 31, 2009 interim goodwill impairment test ranged from approximately 8% to approximately 150%. For the Company's reporting unit that had its determination of fair value updated as part of the June 30, 2009 interim goodwill impairment test, its excess of fair value over carrying value was approximately 18%.

        Although the Company determined that there was no goodwill impairment at March 31 and June 30, 2009, the future occurrence of a potential indicator of impairment, such as a decrease in expected earnings, adverse equity market conditions, a decline in current market multiples, a decline in the price of the Company's common stock, a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, strategic decisions made in response to economic or competitive conditions, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could require an interim assessment for some or all of the reporting units prior to the next required annual assessment. In the event of an adverse change of the natures described above, the Company may be required to recognize a non-cash impairment of goodwill, which could have a material adverse effect on the Company's consolidated financial position and results of operations.

  Identifiable Intangible Assets

        The following table summarizes the Company's identifiable intangible assets with definite and indefinite useful lives.

	June 30, 2009	December 31, 2008
Gross carrying value	$113.1	$113.7
Accumulated amortization	(51.1)	(49.5)

Total	$62.0	$64.2

        These identifiable intangible assets are included in other assets, net, on the condensed consolidated balance sheets and include $8.9 million of trademarks that the Company has determined to have an indefinite useful life.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(9) Goodwill and Identifiable Intangible Assets (Continued)

        Amortization expense of identifiable intangible assets was $2.9 million for the three months ended June 30, 2009 and $2.4 million for the three months ended June 30, 2008, $5.8 million for the six months ended June 30, 2009 and $4.8 million for the six months ended June 30, 2008. These expenses are included in marketing, administrative and development expenses on the condensed consolidated statements of operations.

        Assuming no change in the gross carrying value of identifiable intangible assets from the value at June 30, 2009, the remaining estimated future amortization expense is as follows:

2009	$5.6
2010	10.1
2011	7.0
2012	5.5
2013	4.9
Thereafter	20.0

Total	$53.1

(10) Debt and Credit Facilities

        The Company's total debt outstanding consisted of the amounts set forth on the following table:

	June 30, 2009	December 31, 2008
Short-term borrowings	$46.5	$37.6
Current portion of long-term debt:
6.95% Senior Notes matured May 2009	—	136.7
3% Convertible Senior Notes redeemed July 2009	431.3	—
Other current portion of long-term debt	5.6	14.8

Total current debt	483.4	189.1
5.625% Senior Notes due July 2013, less unamortized discount of $0.6 in 2009 and $0.7 in 2008	399.4	399.3
12.0% Senior Notes due February 2014	300.0	—
7.875% Senior Notes due June 2017, less unamortized discount of $8.6 million in 2009	391.4	—
6.875% Senior Notes due July 2033, less unamortized discount of $1.5 in 2009 and 2008	448.5	448.5
3% Convertible Senior Notes redeemed July 2009	—	431.3
Other	25.9	10.8

Total long-term debt, less current portion	1,565.2	1,289.9

Total debt	$2,048.6	$1,479.0

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(10) Debt and Credit Facilities (Continued)

Senior Notes

  3% Convertible Senior Notes due 2033

        On July 19, 2009, the Company redeemed all of its $431.3 million of 3% Convertible Senior Notes due 2033 at a redemption price equal to 100.429% of the principal amount of these notes. The total redemption payment of $433.9 million included $0.7 million of accrued and unpaid interest and $1.9 million for the 0.429% call premium. The Company used the $384.3 million of net proceeds from the issuance of 7.875% Senior Notes due June 2017 (see below) plus available cash of $49.6 million to redeem these senior notes. The Company will record a $3.4 million pre-tax loss on the redemption of debt in the third quarter of 2009, representing a write-down of the remaining $1.5 million of debt issuance costs related to the issuance of these senior notes in July 2003 and $1.9 million related to the 0.429% call premium mentioned above.

  7.875% Senior Notes due 2017

        On June 18, 2009, the Company completed an offering of $400.0 million of senior unsecured notes due 2017 with a coupon of 7.875%. These senior notes were sold to investors at a price of 97.837% of the aggregate principal amount. The net proceeds from this issuance after deducting the discount of $8.7 million and debt issuance costs of $7.0 million were $384.3 million. Accrued interest on these senior notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning December 15, 2009. These senior notes will rank equally with all of the Company's other unsecured and unsubordinated indebtedness from time to time outstanding.

        At any time prior to June 15, 2013, the Company may redeem these senior notes, in whole or from time to time in part, at a redemption price equal to the greater of (i) 101% of the principal amount of these senior notes or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on these senior notes from the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the indenture related to these senior notes), plus 50 basis points, plus in either (i) or (ii), any interest accrued but not paid to the date of redemption.

        On or after June 15, 2013, the Company may redeem all or a part of these senior notes initially at 103.938% of their principal amount, plus accrued interest, declining ratably to 100% of their principal amount on or after June 15, 2015, plus accrued interest and unpaid interest, on or after June 15, 2015.

        In addition, at any time prior to June 15, 2012, the Company may redeem up to 35% of the aggregate principal amount of these senior notes with the proceeds from sales of its equity securities (other than from sales of some types of equity securities such as those that mature or are redeemable) at a redemption price of 107.875% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.

        In the event of a change of control under the terms of the indenture, each holder of these senior notes will have the right to require us to repurchase such holder's notes at a price of 101% of their principal amount plus accrued and unpaid interest, if any, to the date of repurchase.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(10) Debt and Credit Facilities (Continued)

        These senior notes were exempt from registration in reliance upon Rule 144A and other available exemptions under the Securities Act.

        Interest expense related to the 7.875% Senior Notes for the three months ended June 30, 2009 was $1.1 million.

  12% Senior Notes

        In February 2009, the Company issued $300 million aggregate principal amount of 12% senior unsecured notes due 2014 in a private offering. The notes were sold pursuant to the Note Purchase Agreement dated February 6, 2009 by and among the Company, Davis Selected Advisers, L.P. and subsidiaries of Berkshire Hathaway Inc. As indicated in a Schedule 13G/A filed with the SEC on February 13, 2009, Davis Selected Advisers, L.P. reported beneficial ownership of 57,784,149 shares, or approximately 37%, of the outstanding shares of the Company's common stock.

        Upon receipt of these funds, the Company repaid amounts outstanding under its revolving credit facility and its accounts receivable securitization program and retained the balance in cash and cash equivalents on its condensed consolidated balance sheets. Interest expense related to the 12% Senior Notes was $9.0 million in the three months ended June 30, 2009 and $14.4 million in the six months ended June 30, 2009.

  6.95% Senior Notes

        In May 2009, the Company retired the remaining outstanding 6.95% Senior Notes on their maturity date. The $136.7 million face value of these senior notes, along with $4.7 million of accrued interest, was paid primarily with available cash.

Lines of Credit

        The following table summarizes the Company's available committed and uncommitted lines of credit, including the revolving credit facility and the ANZ facility, which are discussed below.

	June 30, 2009	December 31, 2008
Used lines of credit	$61.1	$46.7
Unused lines of credit	810.0	773.4

Total available lines of credit	$871.1	$820.1

Available lines of credit—committed	$609.3	$588.8
Available lines of credit—uncommitted	261.8	231.3

Total available lines of credit	$871.1	$820.1

        The Company's principal credit lines were committed and consisted of the revolving credit facility and the ANZ facility. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(10) Debt and Credit Facilities (Continued)

  Revolving Credit Facilities

        The Revolving Credit Facility—The Company has a $500.0 million unsecured multi-currency revolving credit facility, which has an expiration date of July 26, 2012.

        The revolving credit facility commitments include $28.0 million provided by Lehman Commercial Paper Inc., a subsidiary of Lehman Brothers Holdings Inc. As a result of the bankruptcy filing of Lehman Brothers Holdings Inc. and certain of its subsidiaries in September 2008, Lehman Commercial Paper Inc. is no longer funding borrowing requests under the revolving credit facility. At June 30, 2009, the total amount available and unused under the revolving credit facility was $472.0 million.

        The terms of the revolving credit facility include a requirement that, upon the occurrence of specified events that would adversely affect the Settlement agreement in the Grace bankruptcy proceedings or would materially increase the Company's liability in respect of the Grace bankruptcy or the asbestos liability arising from the Cryovac transaction, the Company would be required to repay any amounts outstanding under the revolving credit facility, or refinance the facility, within 60 days. See "Cryovac Transaction Commitments and Contingencies," of Note 14, "Commitments and Contingencies," for further discussion.

        During 2009, the Company borrowed funds from time to time under its revolving credit facility. Interest expense related to the funds drawn in 2009 was $0.2 million for the six months ended June 30, 2009. The related weighted average interest rate for the borrowings was 2.7%. At June 30, 2009 there were no amounts outstanding under this facility.

        ANZ Facility—The Company has a 170.0 million Australian dollar, dual-currency revolving credit facility due March 2010, which was equivalent to $137.3 million at June 30, 2009. A syndicate of banks made this facility available to a group of the Company's Australian and New Zealand subsidiaries for general corporate purposes, including refinancing of previously outstanding indebtedness. The Company may re-borrow amounts repaid under the ANZ facility from time to time prior to the expiration or earlier termination of the facility. The ANZ facility is scheduled to expire in March 2010. The Company plans to renew or replace the ANZ facility prior to its expiration date. However, the Company cannot give assurance that it will be able to renew or replace this facility. At June 30, 2009 there were no amounts outstanding under this facility.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(10) Debt and Credit Facilities (Continued)

At June 30, 2009 the Company was in compliance with the above financial covenants and limitations, as applicable.

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

        The Company was party to foreign currency forward contracts with an aggregate notional amount of $472.7 million maturing through February 2010 at June 30, 2009 and $386.7 million maturing through November 2008 at June 30, 2008. At December 31, 2008, the Company was party to foreign currency forward contracts with an aggregate notional amount of $421.6 million maturing through March 2009.

        These contracts were entered into to minimize the impact of the changes in foreign currencies related to certain foreign currency denominated interest-bearing intercompany loans and receivables and payables. The changes in fair value of these contracts are recognized in other income (expense), net, on the condensed consolidated statements of operations and are largely offset by the remeasurement of the underlying foreign currency denominated items. These contracts had original maturities of less than 12 months.

        The estimated fair value of these contracts, which represents the estimated net payments that would be paid or that would be received by the Company in the event of termination of these contracts, based on the then current foreign currency exchange rates, was a net asset of $0.8 million at June 30, 2009. At December 31, 2008, the estimated fair value of these contracts was a net liability of

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(11) Derivatives and Hedging Activities (Continued)

$12.8 million. The related net gains and losses were largely offset by the net gains and losses resulting from the remeasurement of the underlying foreign currency denominated items.

Cash Flow Hedges

        In accordance with SFAS No. 133, the Company records gains and losses on derivatives qualifying as cash flow hedges in other comprehensive income, to the extent that these hedges are effective and until it recognizes the underlying transactions in net earnings, at which time it recognizes these gains and losses in other income (expense), net, on the condensed consolidated statements of operations. Other comprehensive income included net unrealized after tax losses of $0.2 million ($0.3 million pre-tax) for the three and six months ended June 30, 2009, $0.2 million ($0.3 million pre-tax) for the three months ended June 30, 2008 and $0.5 million ($0.6 million pre-tax) for the six months ended June 30, 2008. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.

Other Derivative Instruments

        The Company may use other derivative instruments from time to time, such as foreign exchange options to manage exposure due to foreign exchange rates and interest rate and currency swaps related to access to additional sources of international financing. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At June 30, 2009, the Company had no foreign exchange options or interest rate and currency swap agreements outstanding.

        See Note 12, "Fair Value Measurements," for a discussion of the inputs and valuation techniques used by the Company to determine the fair value of its outstanding derivative instruments.

        In accordance with the provisions of SFAS No. 161, the following table details the fair value of the Company's derivative instruments included in the condensed consolidated balance sheets.

	Fair Value of Asset Derivatives(1)		Fair Value of (Liability) Derivatives(1)
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS No. 133:
Foreign currency forward contracts	$—	$—	$(0.3)	$(0.1)
Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign currency forward contracts	3.8	14.6	(3.0)	(1.8)

Total	$3.8	$14.6	$(3.3)	$(1.9)

(1)
Asset derivatives were included in other current assets and liability derivatives were included in other current liabilities on the condensed consolidated balance sheets.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(11) Derivatives and Hedging Activities (Continued)

        The following table details the effect of the Company's derivative instruments on the condensed consolidated statements of operations.

	Amount of Gain (Loss) Recognized in Net Earnings on Derivatives(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign currency forward contracts	$1.5	$(9.3)	$(1.3)	$(6.2)
Foreign currency option contracts	—	—	—	(0.2)

Total	$1.5	$(9.3)	$(1.3)	$(6.4)

(1)
Amounts are included in other income (expense) on the condensed consolidated statements of operations.

(12) Fair Value Measurements

        In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk in its assessment of fair value.

        The following table shows the Company's financial assets and liabilities measured at fair value on a recurring basis by the input levels described in SFAS No. 157 as of June 30, 2009 and December 31, 2008:

June 30, 2009	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$7.9	$—	$7.9	$—

Non-current investments—available-for-sale securities	$17.0	$—	$—	$17.0

Derivative financial net asset:
Foreign currency forward contracts	$0.5	$—	$0.5	$—

December 31, 2008	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$32.1	$1.9	$30.2	$—

Non-current investments—available-for-sale securities	$10.7	$—	$—	$10.7

Derivative financial net asset:
Foreign currency forward contracts	$12.7	$—	$12.7	$—

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(12) Fair Value Measurements (Continued)

        The following table shows a reconciliation of the Company's available-for-sale securities, which are measured at fair value on a recurring basis using Level 3 inputs, as of June 30, 2009:

Estimated fair value as of December 31, 2008	$10.7
Unrealized gains recorded in other comprehensive income through June 30, 2009	6.3

Estimated fair value as of June 30, 2009	$17.0

Cash Equivalents

        The Company's cash equivalents at June 30, 2009 consisted of investments in money market funds. The Company's cash equivalents at December 31, 2008 included time deposits (fair value determined using Level 1 inputs) and commercial paper (fair value determined using Level 2 inputs). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

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

    Coupon—All of these investments are variable rate instruments, with interest rates resetting every 28 days based on a pre-determined formula. Since the workout period is assumed to be 10 years, the Company used the 10-year U.S. dollar interest rate swap rate plus an additional issuer credit spread to reflect a fixed coupon for the debt instruments over the 10-year period. The Company's coupon assumptions for its December 31, 2008 fair value valuation included a zero coupon rate for the two perpetual preferred stock investments since AMBAC (the securities' issuer) could have cancelled its dividends on its common stock in December 2008. Since then, the Company has continued to receive all dividend payments on these investments and the Company modified its coupon assumptions in its March 31 and June 30, 2009 fair

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(12) Fair Value Measurements (Continued)

    value valuations to include coupon rates for the two perpetual preferred stock investments. As a result of AMBAC's recent announcement to discontinue its dividend payments on these securities beginning August 1, 2009, the Company's coupon assumptions for its July 31, 2009 fair value valuation has been revised to include a zero coupon rate for the two perpetual preferred stock investments.

    Yield-to-Maturity—The Company used the 10-year U.S. dollar interest rate swap rate plus credit default swap spreads for each issuer. The Company also included an additional liquidity risk premium of 100 basis points in its yield-to-maturity assumption.

        As of June 30, 2009, the Company's valuation of all five securities resulted in an unrealized gain of $6.3 million ($3.9 million, net of taxes), of which $4.3 million was due to the improvement in the credit spread of Genworth. The Company's valuation methodology calculations are subjective and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect the Company's estimates.

        See Note 5, "Available-for-Sale Investments," for additional information.

Derivative Financial Instruments

        The Company's foreign currency forward contracts are recorded at fair value on the condensed consolidated balance sheets using the income approach valuation technique based on observable market inputs.

        Observable market inputs used in the calculation of the foreign currency forward contracts include foreign currency spot and forward rates. In addition, other pricing data quoted by various banks and foreign currency dealers involving identical or comparable instruments are included. Counterparties to these contracts are rated at least A by Standard & Poor's and A3 by Moody's. None of these counterparties experienced any significant ratings downgrades in the six months ended June 30, 2009. The fair value generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date.

Other Financial Instruments

        The following financial instruments are recorded at fair value or at amounts that approximate fair value: (1) receivables, net, (2) certain other current assets, (3) accounts payable and (4) other current liabilities. The carrying amounts reported in the consolidated balance sheets for the above financial instruments closely approximate their fair value due to the short-term nature of these assets and liabilities.

        Other liabilities that are at carrying value on the Company's consolidated balance sheets include the Company's senior notes. To calculate the fair value of the Company's senior notes at June 30, 2009 and December 31, 2008 the Company utilizes a market approach. Due to their limited investor base and the relatively small face value of each issue of the senior notes, they may not be actively traded on the date the fair value is calculated. Therefore, the Company utilizes prices and other relevant information generated by market transactions involving similar securities, reflecting U.S. Treasury yields

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(12) Fair Value Measurements (Continued)

to calculate the yield to maturity and the price on each of the Company's senior notes. These inputs are provided by an independent third party and are considered to be level 2 inputs as described in SFAS No. 157.

        The Company derived the fair value estimates of its various other debt instruments by evaluating the nature and terms of each instrument, considering prevailing economic and market conditions, and examining the cost of similar debt offered at the balance sheet date. The Company also incorporates its credit default swap rates and currency specific swap rates in the valuation of each debt instrument, as applicable.

        These estimates are subjective and involve uncertainties and matters of significant judgment, and therefore the Company cannot determine them with precision. Changes in assumptions could significantly affect the Company's estimates.

        The carrying amounts and estimated fair values of the Company's debt at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
6.95% Senior Notes matured 2009	$—	$—	$136.7	$135.3
5.625% Senior Notes due 2013	399.4	390.0	399.3	320.0
12.0% Senior Notes due February 2014	300.0	330.0	—	—
7.875% Senior Notes due June 2017	391.4	394.0	—	—
6.875% Senior Notes due 2033	448.5	344.3	448.5	315.0
3% Convertible Senior Notes redeemed in July 2009	431.3	425.5	431.3	374.9
Other foreign loans	62.5	80.7	48.5	48.4
Other loans	15.5	37.9	14.7	11.2

Total debt	$2,048.6	$2,002.4	$1,479.0	$1,204.8

        The Company's fixed rate debt was $2,013.3 million at June 30, 2009 and $1,430.9 million at December 31, 2008. The fair value of the debt in the table above differs from the carrying amount due to changes in interest rates based on market conditions as of June 30, 2009 and December 31, 2008. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% decrease in interest rates would result in an increase of $110.5 million in the fair value of the total debt balance at June 30, 2009. These changes in the fair value of the Company's fixed rate debt do not alter the Company's interest payment obligations or its obligation to repay the outstanding principal amount of such debt.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(13) Income Taxes

Effective Income Tax Rate and Income Tax Provision

        The Company's effective income tax rate was 26.1% for the three months ended June 30, 2009 and 27.5% for the six months ended June 30, 2009. The Company's effective income tax rate was 25.5% for the three months ended June 30, 2008 and 25.4% for the six months ended June 30, 2008.

        The Company's income tax provision for the three months and six months ended June 30, 2009 included a $1.7 million benefit related to the utilization of state income tax credits for which no benefit had previously been recognized for financial reporting purposes.

        For the three months and six months ended June 30, 2009, the Company's effective income tax rate was lower than the statutory U.S. federal income tax rate of 35% primarily due to the lower net effective income tax rate on foreign earnings, partially offset by state income taxes, as well as the income tax benefit described above.

        The Company's income tax provision for the first six months ended June 30, 2008 included the following benefits:

  •
  $2.9 million due to a change in assertion made in the first quarter of 2008 under Accounting Principles Board Opinion 23, or APB 23, with regard to certain foreign earnings;

  •
  $1.3 million of income tax benefits recognized in the first quarter of 2008 relating to the utilization of loss carryforwards in a foreign jurisdiction for which no benefit had previously been recognized for financial reporting purposes; and

  •
  $3.2 million of income tax benefits recognized in the second quarter of 2008 relating to a reduction in the estimated cost of repatriating certain foreign earnings.

        For the three months and six months ended June 30, 2008, the Company's effective income tax rate was lower than the statutory U.S. federal income tax rate of 35% primarily due to the lower net effective income tax rate on foreign earnings, partially offset by state income taxes, as well as the income tax benefits described above.

FIN 48

        There have been no material changes to the Company's unrecognized tax benefits as reported at December 31, 2008, nor has the Company changed its policy with regard to the reporting of penalties and interest related to unrecognized tax benefits. Therefore, a reconciliation of unrecognized tax benefits from January 1, 2009 through June 30, 2009 has not been provided.

(14) Commitments and Contingencies

Cryovac Transaction Commitments and Contingencies

  Settlement Agreement and Related Costs

        On November 27, 2002, the Company reached an agreement in principle with the Committees appointed to represent asbestos claimants in the bankruptcy case of W. R. Grace & Co., known as

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(14) Commitments and Contingencies (Continued)

Grace, to resolve all current and future asbestos-related claims made against the Company and its affiliates in connection with the Cryovac transaction described below (as memorialized by the parties in the Settlement agreement and as approved by the Bankruptcy Court, the "Settlement agreement"). The Settlement agreement will also resolve the fraudulent transfer claims and successor liability claims, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies, that had been made against the Company in connection with the Cryovac transaction. On December 3, 2002, the Company's Board of Directors approved the agreement in principle. The Company received notice that both of the Committees had approved the agreement in principle as of December 5, 2002. The parties subsequently signed the definitive Settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. For a description of the Cryovac transaction, asbestos-related claims and the parties involved, see "Cryovac Transaction" and "Discussion of Cryovac Transaction Commitments and Contingencies" below.

        The Company recorded a pre-tax charge of $850.1 million as a result of the Settlement agreement in its consolidated statement of operations for the year ended December 31, 2002. The charge consisted of the following items:

  •
  a charge of $512.5 million covering a cash payment that the Company will be required under the Settlement agreement to make upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy. Because the Company cannot predict when a plan of reorganization may become effective, the Company recorded this liability as a current liability on the consolidated balance sheet at December 31, 2002. Under the terms of the Settlement agreement, this amount accrues interest at a 5.5% annual rate from December 21, 2002 to the date of payment. The Company has recorded this interest in interest expense on the consolidated statements of operations and in Settlement agreement and related accrued interest on the consolidated balance sheets. The accrued interest, which is compounded annually, was $214.8 million at June 30, 2009 and $195.3 million at December 31, 2008.

  •
  a non-cash charge of $321.5 million representing the fair market value at the date the Company recorded the charge of nine million shares of the Company's common stock expected to be issued under the Settlement agreement upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy, which was adjusted to eighteen million shares due to the two-for-one stock split in March 2007. These shares are subject to customary anti-dilution provisions that adjust for the effects of stock splits, stock dividends and other events affecting the Company's common stock. The fair market value of the Company's common stock was $35.72 per pre-split share ($17.86 post-split) as of the close of business on December 5, 2002. The Company recorded this amount on its consolidated balance sheet at December 31, 2002 as follows: $0.9 million representing the aggregate par value of these shares of common stock reserved for issuance related to the Settlement agreement, and the remaining $320.6 million, representing the excess of the aggregate fair market value over the aggregate par value of these common shares, in additional paid-in capital. The diluted earnings per common share calculations for the June 30, 2009 and 2008 periods reflect the eighteen million shares of common stock reserved for issuance related to the Settlement agreement.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(14) Commitments and Contingencies (Continued)

  •
  $16.1 million of legal and related fees as of December 31, 2002.

        Settlement agreement and related costs reflected legal and related fees for asbestos-related matters of $0.3 million for the three months ended June 30, 2009 and $0.8 million for the six months ended June 30, 2009, which are included in other income (expense), net, on the Company's condensed consolidated statements of operations.

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

  Discussion of Cryovac Transaction Commitments and Contingencies

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(14) Commitments and Contingencies (Continued)

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(14) Commitments and Contingencies (Continued)

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

(Unaudited)

(Amounts in tables are in millions, except per share data)

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(14) Commitments and Contingencies (Continued)

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

        On September 19, 2008, Grace, the ACC, the FCR, and the Equity Committee filed, as co-proponents, the PI Settlement Plan and several exhibits and associated documents, including a disclosure statement (as filed and amended from time to time, the "PI Settlement Disclosure Statement"), with the Bankruptcy Court. Amended versions of the PI Settlement Plan and the PI Settlement Disclosure Statement have been filed with the Bankruptcy Court from time to time. The PI Settlement Plan, which supersedes each of the Grace Plan and the Claimants' Plan, remains pending before the Bankruptcy Court. The committee representing general unsecured creditors and the Official Committee of Asbestos Property Damage Claimants are not co-proponents of the PI Settlement Plan. As filed, the PI Settlement Plan would provide for the establishment of two asbestos trusts under Section 524(g) of the United States Bankruptcy Code to which present and future asbestos-related claims would be channeled. The PI Settlement Plan also contemplates that the terms of the Settlement agreement will be incorporated into the PI Settlement Plan and that the Company will pay the amount contemplated by the Settlement agreement. On March 9, 2009, the Bankruptcy Court entered an order approving the PI Settlement Disclosure Statement (the "DS Order") as containing adequate information and authorizing Grace to solicit votes to accept or reject the PI Settlement Plan, all as more fully described in the order. The DS Order does not constitute the Bankruptcy Court's confirmation of the PI Settlement Plan, approval of the merits of the PI Settlement Plan, or endorsement of the PI Settlement Plan. In connection with the plan voting process in the Grace bankruptcy case, the Company has voted in favor of the PI Settlement Plan that is currently before the Bankruptcy Court. The Company will continue to review any amendments to the PI Settlement Plan on an ongoing basis to verify compliance with the Settlement agreement.

        On June 8, 2009, a senior manager with the voting agent appointed in the Grace bankruptcy case filed a declaration with the Bankruptcy Court certifying the voting results with respect to the PI Settlement Plan (the "Voting Declaration"). According to the Voting Declaration, with respect to each class of claims designated as impaired by Grace, the PI Settlement Plan has been approved by holders of at least two-thirds in amount and more than one-half in number (or for classes voting for purposes of Section 524(g) of the Bankruptcy Code, at least 75% in number) of voted claims. The Voting Declaration also discusses the voting results with respect to holders of general unsecured claims ("GUCs") against Grace, whose votes have been provisionally solicited and counted subject to a determination by the Bankruptcy Court of whether GUCs are impaired (and, thus, entitled to vote) or, as Grace contends, unimpaired (and, thus, not entitled to vote). The Voting Declaration provides that

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(14) Commitments and Contingencies (Continued)

more than one half of voting holders of GUCs have voted to accept the PI Settlement Plan, but that the provisional vote has not obtained the requisite two-thirds dollar amount to be deemed an accepting class in the event that GUCs are determined to be impaired. The Bankruptcy Court has yet to determine whether GUCs are impaired under the PI Settlement Plan. To the extent that GUCs are determined to be an impaired non-accepting class, Grace and the other plan proponents have indicated that they will nevertheless seek confirmation of the PI Settlement Plan under the "cram down" provisions contained in section 1129(b) of the Bankruptcy Code.

        Although the Company is optimistic that, if confirmed, the PI Settlement Plan may implement the terms of the Settlement agreement, there can be no assurance that this will be the case. The terms of the PI Settlement Plan remain subject to amendment. Moreover, the PI Settlement Plan is subject to the satisfaction of a number of conditions, including the availability of exit financing and the approval of both the Bankruptcy Court and United States District Court for the District of Delaware (the "District Court"). A number of objections to the PI Settlement Plan have been filed and remain unresolved, and certain of these objections concern injunctions, releases and provisions as applied to the Company and/or that are contemplated by the Settlement agreement. The Bankruptcy Court conducted initial hearings to consider confirmation of the PI Settlement Plan on June 22-23, 2009, and has scheduled additional confirmation hearings on September 8-11, and September 14-17, 2009.

        Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) is confirmed by the Bankruptcy Court, approved by the District Court, and does become effective, the Company does not know whether the final plan of reorganization will be consistent with the terms of the Settlement agreement or if the other conditions to the Company's obligation to pay the Settlement agreement amount will be met. If these conditions are not satisfied or not waived by the Company, the Company will not be obligated to pay the amount contemplated by the Settlement agreement. However, if the Company does not pay the Settlement agreement amount, the Company and its affiliates will not be released from the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against the Company and all of these claims would remain pending and would have to be resolved through other means, such as through agreement on alternative settlement terms or trials. In that case, the Company could face liabilities that are significantly different from its obligations under the Settlement agreement. The Company cannot estimate at this time what those differences or their magnitude may be. In the event these liabilities are materially larger than the current existing obligations, they could have a material adverse effect on the Company's consolidated financial position and results of operations. While initial hearings to consider confirmation of the PI Settlement Plan were held on June 22-23, 2009 and additional confirmation hearings are currently scheduled for September 8-11, and September 14-17, 2009, the Company does not know whether or when a final plan of reorganization will become effective or whether the final plan will be consistent with the terms of the Settlement agreement.

  Fresenius Claims

        In January 2002, the Company filed a declaratory judgment action against Fresenius Medical Care Holdings, Inc., its parent, Fresenius AG, a German company, and specified affiliates in New York State

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(14) Commitments and Contingencies (Continued)

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(14) Commitments and Contingencies (Continued)

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

  Additional Matters Related to the Cryovac Transaction

        In view of Grace's Chapter 11 filing, the Company may receive additional claims asserting that the Company is liable for obligations that Grace had agreed to retain in the Cryovac transaction and for which the Company may be contingently liable. To date, the Company is unaware of any material claims having been asserted or threatened against the Company.

        Final determinations and accountings under the Cryovac transaction agreements with respect to matters pertaining to the transaction had not been completed at the time of Grace's Chapter 11 filing in 2001. The Company has filed claims in the bankruptcy proceeding that reflect the costs and liabilities that it has incurred or may incur that Grace and its affiliates agreed to retain or that are subject to indemnification by Grace and its affiliates under the Cryovac transaction agreements, other than payments to be made under the Settlement agreement. Grace has alleged that the Company is responsible for specified amounts under the Cryovac transaction agreements. Subject to the terms of the Settlement agreement, amounts for which the Company may be liable to Grace may be used to

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(14) Commitments and Contingencies (Continued)

offset the liabilities of Grace and its affiliates to the Company. The Company intends to seek indemnification by Grace and its affiliates for defense costs related to asbestos and fraudulent transfer litigation and the Fresenius claims, and approximately $8.1 million paid by the Company on account of its guaranty of debt issued by W. R. Grace & Co.—Conn. Except to the extent of any potential setoff or similar claim, the Company expects that its claims will be as an unsecured creditor of Grace. Since portions of the Company's claims against Grace and its affiliates are contingent or unliquidated, the Company cannot determine the amount of the Company's claims, the extent to which these claims may be reduced by setoff, how much of the claims may be allowed, or the amount of the Company's recovery on these claims, if any, in the bankruptcy proceeding.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(14) Commitments and Contingencies (Continued)

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

Other Litigation and Claims

        The Company and its subsidiary Sealed Air Corporation (US) are named as defendants in the case of Albert L. Gray, Administrator, et al. v. Jeffrey Derderian, et al. (Case No. 04-312L) in the U.S. District Court for the District of Rhode Island. This lawsuit seeks monetary damages arising out of a fire that occurred at the Station nightclub in West Warwick, Rhode Island on February 23, 2003. The Company's subsidiary is alleged to have designed, manufactured, distributed and/or sold polyethylene foam material that was purportedly installed as soundproofing at the Station nightclub. The Third Amended Master Complaint in this lawsuit was subsequently adopted by the plaintiffs in the case of Estate of Jude B. Henault, et al. v. American Foam Corporation, et al. (Case No. 03-483L) as well as twelve related

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(14) Commitments and Contingencies (Continued)

lawsuits all pending in the United States District Court for the District of Rhode Island. The Company and its insurance carriers have reached a settlement in principle of these lawsuits with representative counsel for the plaintiffs. Full funding of the settlement in the amount of $25.0 million will be made by the Company's primary and first excess insurance carrier. As a result of the settlement in principle, in the second quarter of 2008, the Company recorded a liability in the amount of $25.0 million, which is included in other current liabilities on the condensed consolidated balance sheet. The Company also recorded a corresponding current asset in the second quarter of 2008 for $24.5 million for the portion of the claim that is covered by the Company's primary and first excess insurance carriers. This amount is included in other current assets on the condensed consolidated balance sheet. The Company has also recorded a pre-tax charge in the second quarter of 2008 of $0.5 million for the amount of the deductible payable by the Company, which was included in other (expense) income on the condensed consolidated statement of operations. This settlement in principle remains subject to Court approval and satisfaction of other conditions detailed in notices of settlement filed with the Court.

        During the second quarter of 2009, one of the Company's foreign subsidiaries received notice of a product liability claim from a large food industry customer. The claim was in connection with a food packaging material which was supplied by the Company's foreign subsidiary and which was unique to that customer. The customer claimed damage to certain food products. In July 2009, the Company's foreign subsidiary agreed to make a payment which, as of June 30, 2009, was equivalent to $7.7 million, in full and final settlement of the customer's claim. While the Company believes that it is probable that the Company's insurance policies will cover a substantial portion of the settlement amount, the Company's insurers are still investigating and have not reached a determination on the extent of coverage. In the second quarter of 2009, the Company recorded a liability for the settlement and a corresponding current asset for the expected insurance recovery on its condensed consolidated balance sheet.

(15) Stockholders' Equity

Quarterly Cash Dividends

        During the first six months of 2009, the Company declared and paid quarterly cash dividends on March 20, 2009 to stockholders of record at the close of business on March 6, 2009 and on June 19, 2009 to stockholders of record on June 5, 2009. The Company used available cash totaling $38.0 million to pay these quarterly cash dividends.

        On July 23, 2009, the Company's Board of Directors declared a quarterly cash dividend of $0.12 per common share. This dividend is payable on September 18, 2009 to stockholders of record at the close of business on September 4, 2009. The estimated amount of this dividend payment is $19.1 million based on approximately 159.0 million shares of the Company's common stock issued and outstanding as of July 31, 2009.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(15) Stockholders' Equity (Continued)

Contingent Stock Plan

  PSU Awards

        As part of the long term incentive program adopted in the first quarter of 2008, during the first 90 days of each year starting in 2008, the Company's Organization and Compensation Committee (Compensation Committee) approves performance share unit (PSU) awards for the executive officers and other selected key executives, which includes for each officer or executive a target number of shares and performance goals and measures that will determine the amount of the target award that is earned following the end of the performance period. In connection with the start of the program in 2008, the Compensation Committee approved awards with a two-year performance period as well as awards with a three-year performance period. Officers and executives who terminate employment during the performance period will forfeit any unearned awards, except for terminations due to death, disability or retirement. In the case of death, disability or retirement the officer or executive will receive a pro rata share of the amount of the award that is earned following the end of the performance period based on the achievement of the performance goals during the performance period, where the pro rata share is based on the portion of the performance period that has elapsed prior to termination of employment.

        The two-year and three-year PSU awards made in the first quarter of 2008 were primarily based on goals that were established using the 2008 operating income projection available at that time. In early 2009, the Compensation Committee determined that the goals were unlikely to be met given that the level of 2008 operating income attained was significantly below the target for 2008, the first year of both cycles. Therefore, the executive officers and other recipients of these awards would not be eligible to earn long term incentive compensation until the end of the next three-year cycle in 2011. Thus the Compensation Committee determined that the two awards made in 2008 no longer provided incentives for performance or retention.

        As a result, during the first quarter of 2009, the Compensation Committee offered executive officers and other selected key executives a two-year performance share unit award on the condition that they waive and release their rights under the 2008 awards. In addition, the Compensation Committee made the customary three-year PSU awards to the executive officers and other selected key executives. Both the two-year awards and the three-year awards were formulated in light of economic conditions and uncertainties for 2009 and beyond.

        The total target number of PSUs is 701,962 units for each of the two-year award and the three-year award made in 2009. The total number of PSUs to be issued for each of the two-year awards and the three-year awards can range from zero to 200% of the target number of PSUs depending on the level of achievement of the operating performance goals and measures and the discretion of the Compensation Committee.

        The Company recognized $3.2 million of compensation expense in the three months ended June 30, 2009 and $5.2 million of compensation expense in the six months ended June 30, 2009 related to the 2009 two-year and three-year awards. This expense was calculated based on management's estimate as of June 30, 2009 of the level of achievement of the operating performance goals and

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(15) Stockholders' Equity (Continued)

measures as set forth in the Company's Proxy Statement for its 2009 Annual Meeting of Stockholders. The amount is based on the share price of the Company's common stock at the end of each reporting period. Each quarter, the amount will be adjusted up or down to reflect the effects of stock price changes and these adjustments will be included in compensation expense. This compensation expense is included in marketing, administrative and development expenses on the condensed consolidated statement of operations with a credit to additional paid-in-capital within stockholders' equity. As of June 30, 2009, based on the price of the Company's common stock of $18.45 per share, the estimated amount of compensation expense to be recognized over the remaining vesting periods of the awards was approximately $19.6 million. The estimated amount of future compensation expense will fluctuate based on: (1) the level of achievement of the two-year and three-year targets considered probable in future quarters which impacts the number of PSUs to be issued; and (2) the future price of the Company's common stock.

(16) Net Earnings Per Common Share

        The following table sets forth the reconciliation of the basic and diluted net earnings per common share computations for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic Net Earnings Per Common Share:
Numerator
Net earnings available to common stockholders	$60.5	$62.6	$118.6	$123.4
Distributed and allocated undistributed net earnings to non-vested restricted stockholders	(0.5)	(0.5)	(0.9)	(1.1)

Distributed and allocated undistributed net earnings to common stockholders	60.0	62.1	117.7	122.3
Distributed net earnings—dividends paid to common stockholders	(18.8)	(18.9)	(37.7)	(37.8)

Allocation of undistributed net earnings to common stockholders	$41.2	$43.2	$80.0	$84.5

Denominator
Weighted average number of common shares outstanding—basic	157.3	158.0	157.0	158.9

Basic net earnings per common share:
Distributed net earnings to common stockholders	$0.12	$0.12	$0.24	$0.24
Allocated undistributed net earnings to common stockholders	0.26	0.27	0.51	0.53

Basic net earnings per common share:	$0.38	$0.39	$0.75	$0.77

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(16) Net Earnings Per Common Share (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Diluted net earnings per common share:
Numerator
Distributed and allocated undistributed net earnings to common stockholders	$60.0	$62.1	$117.7	$122.3
Add: Allocated undistributed net earnings to non-vested restricted stockholders	0.3	0.3	0.6	0.7
Interest on 3% Convertible Senior Notes, net of income taxes	2.0	2.0	4.0	4.0
Less: Undistributed net earnings reallocated to non-vested restricted stockholders	(0.3)	(0.3)	(0.6)	(0.7)

Net earnings available to common stockholders—diluted	$62.0	$64.1	$121.7	$126.3

Denominator
Weighted average number of common shares outstanding—basic	157.3	158.0	157.0	158.9
Effect of assumed issuance of Settlement agreement shares	18.0	18.0	18.0	18.0
Effect of non-vested restricted stock units	0.2	0.2	0.2	0.2
Effect of conversion of 3% Convertible Senior Notes	13.1	12.8	13.1	12.7

Weighted average number of common shares outstanding—diluted	188.6	189.0	188.3	189.8

Diluted net earnings per common share	$0.33	$0.34	$0.65	$0.67

        On January 1, 2009, the Company adopted the provisions of FSP No. Emerging Issues Task Force ("EITF") 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." In accordance with the adoption of this FSP, the Company's non-vested restricted stock issued under its 2005 Contingent Stock Plan are considered participating securities since these securities have non-forfeitable rights to dividends when the Company declares a dividend during the contractual period of the share-based payment award. Since the non-vested restricted stock is considered a participating security, the Company is required under SFAS No. 128, "Earnings per Share," to use the two-class method in its computation of basic and diluted net earnings per common share. The calculations of basic and diluted net earnings per common share for 2008 have been adjusted to reflect the adoption of this FSP and did not have a material impact on the prior period results.

        When calculating diluted net earnings per common share, the more dilutive effect of applying either of the following is presented: (a) the two-class method assuming that the participating security is not exercised or converted, or (b) the treasury stock method for the participating security. The Company's diluted net earnings per common share above was calculated using the two-class method, since such method was more dilutive.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(16) Net Earnings Per Common Share (Continued)

Diluted Weighted Average Number of Common Shares Outstanding

        The Company's diluted weighted average number of common shares outstanding provides for the following items if their inclusion is dilutive: (1) the effect of the assumed issuance of 18 million shares of common stock reserved for the Company's Settlement agreement, (2) the effect of non-vested restricted stock units using the treasury stock method, and (3) the effect of conversion of the Company's 3% Convertible Senior Notes due June 2033 due to the application of EITF No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." In accordance with the provisions of SFAS No. 128, the Company's PSU awards discussed in Note 15, "Stockholders' Equity," and its Stock Leverage Opportunity awards discussed in Note 17, "Shareholders' Equity," in the Company's 2008 Annual Report on Form 10-K, have been excluded from the diluted weighted average number of common shares outstanding in the three and six months ended June 30, 2009 and 2008 as they are contingently issuable shares that had not met the performance conditions as of these periods.

3% Convertible Senior Notes due 2033

        As discussed in Note 10, "Debt and Credit Facilities," the Company redeemed its 3% Convertible Senior Notes on July 19, 2009. The table below shows the estimated amounts that will be included in the Company's calculation of net earnings available to common stockholders-diluted and the weighted average number of common shares outstanding-diluted for the future periods of 2009.

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Three Months Ended December 31, 2009	Year Ended December 31, 2009
Numerator:
Interest on 3% Convertible Senior Notes, net of income taxes	$0.5	$4.5	$—	$4.5
Denominator:
Effect of conversion of 3% Convertible Senior Notes (millions of shares)	2.7	9.6	—	7.2

(17) Other Income (Expense), Net

        The following table provides details of the Company's Other income (expense), net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest and dividend income	$2.3	$3.5	$4.0	$7.9
Net foreign exchange transaction losses	(0.1)	(2.6)	(3.0)	(6.0)
Settlement agreement and related costs	(0.3)	(0.6)	(0.8)	(0.6)
Noncontrolling interests	0.5	—	0.8	0.2
Other, net	(0.8)	(2.4)	(2.8)	(3.4)

Other income (expense), net	$1.6	$(2.1)	$(1.8)	$(1.9)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with the Company's condensed consolidated financial statements and related notes set forth in Item 1 of Part I of this quarterly report on Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and the Company's consolidated financial statements and related notes set forth in Item 8 of Part II of that Form 10-K. See Part II, Item 1A, "Risk Factors" and "Cautionary Notice Regarding Forward-Looking Statements," below, for a description of risks that the Company faces and important factors that the Company believes could cause actual results to differ materially from those in the Company's forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in millions.

Recent Events

  Financing Transactions

        On July 19, 2009, the Company redeemed all of its $431.3 million of 3% Convertible Senior Notes due 2033. The Company used net proceeds from its issuance of $400.0 million 7.875% Senior Notes on June 18, 2009 and available cash to redeem the 3% Convertible Senior Notes.

        On May 15, 2009, the Company retired all of its remaining outstanding 6.95% Senior Notes on their maturity date. The $136.7 million face value and $4.7 million of accrued interest was paid primarily with available cash.

        See Note 10, "Debt and Credit Facilities," of Notes to Condensed Consolidated Financials for further information.

  Quarterly Cash Dividends

        During the first six months of 2009, the Company paid quarterly cash dividends on March 20, 2009 and on June 19, 2009. The Company used $38.0 million of available cash to pay these quarterly cash dividends.

        On July 23, 2009, the Company's Board of Directors declared a quarterly cash dividend of $0.12 per common share payable on September 18, 2009. The estimated amount of this dividend payment is $19.1 million based on approximately 159.0 million shares of the Company's common stock issued and outstanding as of July 31, 2009.

Highlights of Financial Performance

        Highlights of the Company's financial performance in the second quarter and first six months of 2009 compared with the same period of 2008 were:

	Second Quarter of			First Six Months of
			% Change			% Change
	2009	2008		2009	2008
Net sales:
U.S.	$495.7	$575.7	(14)%	$966.8	$1,099.1	(12)%
As a % of total net sales	48.2%	45.0%		47.9%	44.7%
International	532.3	703.1	(24)	1,049.7	1,357.1	(23)
As a % of total net sales	51.8%	55.0%		52.1%	55.3%

Total net sales	$1,028.0	$1,278.8	(20)	$2,016.5	$2,456.2	(18)

Gross profit	$288.1	$330.2	(13)	$573.8	$635.3	(10)
As a % of total net sales	28.0%	25.8%		28.5%	25.9%
Marketing, administrative and development expenses	169.3	203.3	(17)	335.5	389.7	(14)
As a % of total net sales	16.5%	15.9%		16.6%	15.9%
Restructuring and other charges	0.7	0.5	40	0.3	2.5	(88)

Operating profit	$118.1	$126.4	(7)	$238.0	$243.1	(2)

As a % of total net sales	11.5%	9.9%		11.8%	9.9%
Net earnings available to common stockholders	$60.5	$62.6	(3)%	$118.6	$123.4	(4)%

Net earnings per common share:
Basic	$0.38	$0.39		$0.75	$0.77

Diluted	$0.33	$0.34		$0.65	$0.67

        The Company's unit volume results, detailed below, for both the second quarter and the first six months of 2009 were lower than comparable periods in the last decade primarily due to global economic conditions. These lower unit volumes were judged by management to be consistent with the Company's peers in each segment, and with proxies for customer demand in each segment and geographic region. The Company's Protective Packaging segment and Specialty Materials business were the most impacted by the recessionary conditions. These two businesses represent approximately 32% of the Company's consolidated net sales in the first six months of 2009. The Company does not believe that the unit volume decline experienced in each segment represents a shift in the Company's market position or the competitiveness or quality of its products and solutions.

        Comparing the second quarter of 2009 with the first quarter of 2009, or sequentially, unit volume results reflected a stabilization in demand across each of the Company's segments.

        The Company's product price/mix results were positive in both the second quarter and the first six months of 2009, primarily due to the benefits of the Company's pricing initiatives in 2008. Product price/mix declined sequentially in the second quarter which reflected limited price concessions in some areas of the business, attributable both to the impact of stabilizing input costs, the timing of 2008 price increases and competitive situations.

        See below for further details about the changes in net sales by the Company's segment reporting structure and by geographic region and operating profit by the Company's segment reporting structure and further details of the material factors that contributed to the changes.

Net Sales by the Company's Segment Reporting Structure

        The following table shows the Company's net sales by the Company's segment reporting structure:

	Second Quarter of			First Six Months of
			% Change			% Change
	2009	2008		2009	2008
Net sales:
Food Packaging	$448.7	$518.9	(14)%	$872.7	$987.2	(12)%
As a % of total net sales	43.7%	40.6%		43.2%	40.2%
Food Solutions	220.2	259.4	(15)	425.4	495.1	(14)
As a % of total net sales	21.4%	20.3%		21.1%	20.2%
Protective Packaging	281.8	391.6	(28)	561.9	764.5	(27)
As a % of total net sales	27.4%	30.6%		27.9%	31.1%
Other	77.3	108.9	(29)	156.5	209.4	(25)
As a % of total net sales	7.5%	8.5%		7.8%	8.5%

Total	$1,028.0	$1,278.8	(20)%	$2,016.5	$2,456.2	(18)%

        The components of the 20% decrease in net sales for the second quarter of 2009 as compared with the same period of 2008 were as follows:

Second Quarter of 2009	Food Packaging		Food Solutions		Protective Packaging		Other		Total Company
Volume—Units	$(43.4)	(8.4)%	$(15.4)	(5.9)%	$(80.0)	(20.4)%	$(19.0)	(17.4)%	$(157.8)	(12.3)%
Volume—Acquired businesses	—	—	—	—	—	—	0.2	0.2	0.2	—
Product Price/Mix	27.8	5.4	5.9	2.3	(5.1)	(1.3)	(4.7)	(4.4)	23.9	1.9
Foreign currency translation	(54.6)	(10.5)	(29.7)	(11.4)	(24.7)	(6.3)	(8.1)	(7.4)	(117.1)	(9.1)

Total	$(70.2)	(13.5)%	$(39.2)	(15.0)%	$(109.8)	(28.0)%	$(31.6)	(29.0)%	$(250.8)	(19.5)%

        The strengthening of foreign currencies in all regions against the U.S. dollar contributed to the unfavorable foreign currency translation impact of $117.1 million, or 9%, on net sales in 2009 compared with 2008. Excluding this unfavorable effect of foreign currency translation, net sales would have decreased 10% compared with 2008. (See Non-GAAP Information, below, for a discussion of financial measures contained in this Quarterly Report on Form 10-Q that exclude the effects of foreign currency translation.)

First Six Months of 2009	Food Packaging		Food Solutions		Protective Packaging		Other		Total Company
Volume—Units	$(65.0)	(6.6)%	$(27.6)	(5.6)%	$(154.9)	(20.3)%	$(48.9)	(23.3)%	$(296.4)	(12.1)%
Volume—Acquired businesses	—	—	—	—	2.2	0.3	0.2	0.1	2.4	0.1
Product Price/Mix	55.8	5.6	12.3	2.5	(4.0)	(0.5)	9.2	4.4	73.3	3.0
Foreign currency translation	(105.3)	(10.7)	(54.4)	(11.0)	(45.9)	(6.0)	(13.4)	(6.4)	(219.0)	(8.9)

Total	$(114.5)	(11.7)%	$(69.7)	(14.1)%	$(202.6)	(26.5)%	$(52.9)	(25.2)%	$(439.7)	(17.9)%

        The strengthening of foreign currencies in all regions against the U.S. dollar contributed to the unfavorable foreign currency translation impact of $219.0 million, or 9%, on net sales in 2009 compared with 2008. Excluding this unfavorable effect of foreign currency translation, net sales would have decreased 9% compared with 2008.

Food Packaging Segment Net Sales

  Second Quarter 2009 compared with 2008

        Excluding the impact of foreign currency translation indicated above, net sales would have decreased $15.6 million, or 3%, in 2009 compared with 2008, which was primarily due to:

  •
  a decrease in unit volume in the United States of $29.1 million, or 12%;

        partially offset by:

  •
  the favorable impact of product price/mix in the United States of $14.1 million, or 6%;

        The decrease in unit volume in the United States was primarily due to the favorable impact of accelerated buying in the second quarter of 2008 prior to the Company's enterprise software launch in the United States on July 1, 2008. To a lesser extent, the decrease was also due to a decline in local meat production in 2009, which in turn resulted in lower sales of the Company's Food Packaging products.

        The favorable impact of product price/mix in the United States was primarily attributed to selling price increases implemented in the second and third quarters of 2008 for most Food Packaging products.

  First Six Months of 2009 compared with 2008

        Excluding the impact of foreign currency translation indicated above, net sales would have decreased $9.2 million, or 1%, in 2009 compared with 2008, which was primarily due to:

  •
  a decrease in unit volume in the United States of $40.7 million, or 9% and in Europe of $12.1 million, or 6%;

        partially offset by:

  •
  the favorable impact of product price/mix in the United States of $22.9 million, or 5%;

        The decrease in unit volume in the United States was primarily due to the favorable impact of accelerated buying in the second quarter of 2008 prior to the Company's enterprise software launch in the United States on July 1, 2008 and, to a lesser extent, a decline in local meat production in 2009, which in turn resulted in lower sales of the Company's Food Packaging products. The decrease in unit volume in Europe was primarily due to lower equipment sales, reflecting weak regional economic conditions.

        The favorable impact of product price/mix in the United States was primarily attributed to selling price increases implemented in the second and third quarters of 2008 for most Food Packaging products.

Food Solutions Segment Net Sales

  Second Quarter 2009 compared with 2008

        Excluding the impact of foreign currency translation indicated above, net sales would have decreased $9.5 million, or 4%, in 2009 compared with 2008, which was primarily due to a decline in unit volume in Europe of $12.4 million, or 12%, partially offset by the favorable impact of product price/mix in Europe of $5.8 million, or 5%.

        The decrease in unit volume in Europe was primarily due to the unfavorable impact of reduced consumption of certain meats in some countries resulting from the continuing weakness in economic conditions in this region, which in turn resulted in lower sales of the Company's case-ready packaging products. The favorable impact of product price/mix was attributed to a favorable mix of case-ready packaging products sold in the quarter.

  First Six Months of 2009 compared with 2008

        Excluding the impact of foreign currency translation indicated above, net sales would have decreased $15.3 million, or 3%, in 2009 compared with 2008, which was primarily due to a decline in unit volume in Europe of $21.9 million, or 11%, partially offset by the favorable impact of product price/mix in Europe of $7.1 million, or 4%. These items were primarily attributable to the factors mentioned above.

Protective Packaging Segment Net Sales

  Second Quarter 2009 compared with 2008

        Excluding the impact of foreign currency translation indicated above, net sales would have decreased $85.1 million, or 22%, in 2009 compared with 2008. This decrease was primarily due to declines in unit volumes in North America of $43.1 million, or 20%, and in Europe of $24.6 million, or 21%, which were principally attributable to continued weak regional economic conditions consistent with external manufacturing output, and export and shipping trends.

  First Six Months of 2009 compared with 2008

        Excluding the impact of foreign currency translation indicated above, net sales would have decreased $156.7 million, or 21%, in 2009 compared with 2008. This decrease was primarily due to declines in unit volumes in North America of $83.0 million, or 20%, and in Europe of $48.6 million, or 21%, which were principally attributable to continued weak regional economic conditions consistent with external manufacturing output, and export and shipping trends.

Other Net Sales

  Second Quarter 2009 compared with 2008

        Excluding the impact of foreign currency translation indicated above, net sales would have decreased $23.5 million, or 22%, in 2009 compared with 2008, which was primarily due to declines in unit volume in Europe of $9.8 million, or 19% and in North America of $4.5 million, or 12%. The declines in unit volumes in North America and in Europe were primarily attributed to lower unit volumes in some of the Company's Specialty Materials products, which were principally the result of continued weak regional economic conditions and were consistent with external manufacturing output, and export and shipping trends.

  First Six Months of 2009 compared with 2008

        Excluding the impact of foreign currency translation indicated above, net sales would have decreased $39.5 million, or 19%, in 2009 compared with 2008, which was primarily due to declines in unit volume in Europe of $19.4 million, or 19% and in North America of $22.7 million, or 30%. The declines in unit volumes in North America and in Europe were primarily attributed to lower unit volumes in some of the Company's Specialty Materials products, which were principally the result of continued weak regional economic conditions and were consistent with external manufacturing output, and export and shipping trends.

  Net Sales by Geographic Region

        The following table shows net sales by geographic region:

	Second Quarter of			First Six Months of
			% Change			% Change
	2009	2008		2009	2008
Net sales:
U.S.	$495.7	$575.7	(14)	$966.8	$1,099.1	(12)
As a % of total net sales	48.2%	45.0%		47.9%	44.7%
International	532.3	703.1	(24)	1,049.7	1,357.1	(23)
As a % of total net sales	51.8%	55.0%		52.1%	55.3%

Total net sales	$1,028.0	$1,278.8	(20)	$2,016.5	$2,456.2	(18)

        By geographic region, the components of the decrease in net sales for the second quarter of 2009 compared with the same period of 2008 were as follows:

Second Quarter of 2009	U.S.		International		Total Company
Volume—Units	$(79.1)	(13.7)%	$(78.7)	(11.2)%	$(157.8)	(12.3)%
Volume—Acquired businesses	—	—	0.2	—	0.2	—
Product Price/Mix	(0.9)	(0.2)	24.8	3.5	23.9	1.9
Foreign currency translation	—	—	(117.1)	(16.7)	(117.1)	(9.1)

Total	$(80.0)	(13.9)%	$(170.8)	(24.4)%	$(250.8)	(19.5)%

        The components of the decrease in net sales for the first six months of 2009 compared with the same period of 2008 were as follows:

First Six Months of 2009	U.S.		International		Total Company
Volume—Units	$(152.1)	(13.8)%	$(144.3)	(10.6)%	$(296.4)	(12.1)%
Volume—Acquired businesses	2.2	0.2	0.2	—	2.4	0.1
Product Price/Mix	17.6	1.6	55.7	4.1	73.3	3.0
Foreign currency translation	—	—	(219.0)	(16.1)	(219.0)	(8.9)

Total	$(132.3)	(12.0)%	$(307.4)	(22.6)%	$(439.7)	(17.9)%

Cost of Sales

        The following table shows the Company's cost of sales:

	Second Quarter of			First Six Months of
			% Change			% Change
	2009	2008		2009	2008
Cost of sales	$739.9	$948.6	(22)	$1,442.7	$1,820.9	(21)
As a % of net sales	72.0%	74.2%		71.5%	74.2%

  Second Quarter of 2009 compared with 2008

        Excluding a favorable impact of foreign currency translation of $90.4 million, cost of sales would have decreased $118.3 million in 2009 compared with 2008. This decline was primarily due to the impact of lower unit volumes mentioned above, which also benefited from lower average petrochemical-based raw material costs of approximately $60.0 million and lower freight and energy costs of approximately $15.0 million.

  First Six Months of 2009 compared with 2008

        Excluding a favorable impact of foreign currency translation of $168.8 million, cost of sales would have decreased $209.4 million in 2009 compared with 2008. This decline was primarily due to the impact of lower unit volumes mentioned above, which also benefited from lower average petrochemical-based raw material costs of approximately $120.0 million and lower freight and energy costs of approximately $20.0 million.

        Also contributing to the decrease in cost of sales in both periods of 2009 compared with 2008 were estimated realized benefits of approximately $10.0 million in the second quarter of 2009 and $20.0 million in the first six months of 2009 from both the Company's 2008 global manufacturing strategy and cost reduction and productivity program.

Marketing, Administrative and Development Expenses

        The following table shows the Company's marketing, administrative and development expenses:

	Second Quarter of			First Six Months of
			% Change			% Change
	2009	2008		2009	2008
Marketing, administrative and development expenses	$169.3	$203.3	(17)	$335.5	$389.7	(14)
As a % of net sales	16.5%	15.9%		16.6%	15.9%

  Second Quarter of 2009 compared with 2008

        Excluding a favorable impact of foreign currency translation of $16.1 million, these expenses would have decreased $17.9 million, which was primarily due to:

  •
  lower employee salary and benefits costs of approximately $6.0 million in 2009 related to the reduction of headcount from the Company's 2008 cost reduction and productivity program; and

  •
  reduced expenses due to the favorable impact of expense control initiatives in 2009, including a decrease in travel and entertainment expenses of approximately $4.7 million.

  First Six Months of 2009 compared with 2008

        Excluding a favorable impact of foreign currency translation of $28.1 million, these expenses would have decreased $26.1 million, which was primarily due to:

  •
  lower employee salary and benefits costs of approximately $12.0 million in 2009 related to the reduction of headcount from the Company's 2008 cost reduction and productivity program;

  •
  reduced expenses of approximately $3.4 million in 2009 related to the completion of the upgrade of the Company's information technology platforms in the U.S. in 2008; and

  •
  reduced expenses due to the favorable impact of expense control initiatives in 2009, including a decrease in travel and entertainment expenses of approximately $10.7 million.

        These items were partially offset by an increase in provision of bad debt expense of approximately $3.0 million, related to current adverse credit conditions primarily affecting some of the Company's Food Packaging customers in Latin America and Protective Packaging customers in North America and Europe.

Cost Reduction and Productivity Program and Global Manufacturing Strategy

  Cost Reduction and Productivity Program

        In the third quarter of 2008, the Company implemented a cost reduction and productivity program. The components of the restructuring accrual, which was primarily for termination benefits, through June 30, 2009 and the accrual balance remaining at June 30, 2009 related to this program are included in the table below. The Company expects to incur additional modest costs associated with this program in the remainder of 2009.

Restructuring accrual at December 31, 2008	$43.7
Cash payments made during 2009	(24.7)
Adjustment to accrual for termination benefits	(0.1)
Effect of changes in foreign currency rates	(0.6)

Restructuring accrual at June 30, 2009	$18.3

        The Company expects to pay $17.0 million of the accrual balance remaining at June 30, 2009 within the next 12 months. This amount is included in other current liabilities on the condensed consolidated balance sheet at June 30, 2009. The remaining accrual of $1.3 million is expected to be paid by the end of 2010 and is included in other liabilities on the condensed consolidated balance sheet at June 30, 2009.

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

        The Company announced the first phase of this multi-year global manufacturing strategy in July 2006. At the end of 2008, the construction phase of the program was substantially complete. The Company has realized approximately $25.0 million of benefits from this program for the full year 2008, and these benefits are expected to increase to annual benefits of $45.0 million in 2009 and to $55.0 million in 2010 and thereafter. The actual timing of future capital expenditures and related costs is subject to change due to a variety of factors that may cause a portion of the spending and benefits to occur in future periods.

        The capital expenditures, associated costs and related restructuring charges and the total amounts incurred since inception of this multi-year strategy are included in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
					Cumulative Through June 30, 2009
	2009	2008	2009	2008
Capital expenditures	$5.1	$18.8	$11.4	$27.5	$144.1
Associated costs(1)	2.2	1.3	5.3	3.7	27.9
Restructuring and other charges(2)	0.6	0.5	0.5	2.5	32.3

(3)
The associated costs principally include facility start-up costs, which are primarily included in cost of sales on the condensed consolidated statements of operations. These charges by the Company's reporting structure were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Food Packaging	$1.8	$0.6	$4.3	$1.4
Food Solutions	0.2	0.4	0.3	0.4
Protective Packaging	0.2	0.4	0.7	1.7
Other	—	(0.1)	—	0.2

Total	$2.2	$1.3	$5.3	$3.7

(4)
The restructuring and other charges were primarily for termination benefits, the majority of which were related to the Food Packaging segment. These charges were included in restructuring and other charges on the condensed consolidated statements of operations. See Note 3, "Segments," for restructuring and other charges by reportable segment and Other. A reconciliation of the restructuring accrual for the Company's global manufacturing strategy is included below.

        The components of the restructuring accrual through June 30, 2009 and the accrual balance remaining at June 30, 2009 were as follows:

Restructuring accrual at December 31, 2008	$14.4
Cash payments during 2009	(3.5)
Adjustment to accrual for termination benefits	(0.5)
Effect of changes in foreign currency rates	0.1

Restructuring accrual at June 30, 2009	$10.5

        The Company expects to pay $8.2 million of the accrual balance remaining at June 30, 2009 within the next 12 months. This amount is included in other current liabilities on the Company's condensed consolidated balance sheet at June 30, 2009. The remaining accrual of $2.3 million is expected to be paid by the end of 2010 and is included in other liabilities on the Company's condensed consolidated balance sheet at June 30, 2009.

Operating Profit

        Management evaluates the performance of each reportable segment based on its operating profit. Operating profit by the Company's segment reporting structure for the 2009 and 2008 periods was as follows:

	Second Quarter of				First Six Months of
			% Change	Adjusted % Change(1)			% Change	Adjusted % Change(1)
	2009	2008			2009	2008
Food Packaging	$62.4	$57.0	9%	18%	$121.0	$113.2	7%	16%
As a % of Food Packaging net sales	13.9%	11.0%			13.9%	11.5%
Food Solutions	22.4	18.3	22	39	44.9	35.2	28	42
As a % of Food Solutions net sales	10.2%	7.1%			10.6%	7.1%
Protective Packaging	32.5	49.3	(34)	(30)	66.7	90.7	(26)	(22)
As a % of Protective Packaging net sales	11.5%	12.6%			11.9%	11.9%
Other	1.5	2.3	(35)	(12)	5.7	6.5	(12)	—
As a % of Other net sales	1.9%	2.1%			3.6%	3.1%

Total segments and other	118.8	126.9	(6)	2	238.3	245.6	(3)	5
As a % of total net sales	11.6%	9.9%			11.8%	10.0%
Restructuring and other charges(2)	0.7	0.5	40	66	0.3	2.5	(88)	(91)

Total operating profit	$118.1	$126.4	(7)%	2%	$238.0	$243.1	(2)%	7%

As a % of total net sales	11.5%	9.9%			11.8%	9.9%

(1)
Adjusted % change excludes the impact of foreign currency translation.

(2)
The restructuring and other charges by the Company's segment reporting structure were as follows:

	Second Quarter of		First Six Months of
	2009	2008	2009	2008
Food Packaging	$0.8	$0.3	$0.3	$2.2
Food Solutions	0.1	0.2	0.2	0.2
Protective Packaging	(0.2)	—	(0.2)	0.1

Total	$0.7	$0.5	$0.3	$2.5

        See "Cost Reduction and Productivity Program and Global Manufacturing Strategy," above for further discussion of the Company's restructuring and other charges.

  Food Packaging Segment Operating Profit

        The increase in operating profit in both the second quarter and first six months of 2009 compared with the same periods of 2008 was primarily due to lower average petrochemical-based raw material costs of approximately $25.0 million in the second quarter of 2009 and $45.0 million in the first six months of 2009 and the favorable impact of product price/mix mentioned above. These items were partially offset by the decrease in unit volumes mentioned above.

  Food Solutions Segment Operating Profit

        The increase in operating profit in both the second quarter and first six months of 2009 compared with the same periods of 2008 was primarily due to lower average petrochemical-based raw material costs of approximately $10.0 million in the second quarter of 2009 and $20.0 million in the first six months of 2009 and the favorable impact of product price/mix mentioned above. These items were partially offset by the decrease in unit volumes mentioned above.

  Protective Packaging Segment Operating Profit

        The decrease in operating profit in both the second quarter and first six months of 2009 compared with the same periods of 2008 was primarily due to the decrease in unit volumes and the unfavorable impact of product price/mix both mentioned above. These items were partially offset by lower average petrochemical-based raw material costs of approximately $20.0 million in the second quarter of 2009 and $40.0 million in the first six months of 2009.

  Other Operating Profit

        Operating profit was flat in 2009 in both the second quarter and first six months of 2009 compared with the same periods of 2008.

Interest Expense

        The following table provides details of the Company's interest expense:

	Second Quarter of		First Six Months of
	2009	2008	2009	2008
Interest expense on the amount payable pursuant to the Settlement agreement	$9.7	$9.2	$19.5	$18.5
Interest expense on the Company's senior notes:
5.375% Senior Notes matured April 2008	—	1.0	—	7.1
6.95% Senior Notes matured May 2009	1.2	4.0	3.6	8.1
5.625% Senior Notes due July 2013	5.5	5.5	11.0	10.9
12.0% Senior Notes due February 2014	9.0	—	14.4	—
7.875% Senior Notes due June 2017	1.1	—	1.1	—
6.875% Senior Notes due July 2033	7.7	7.7	15.4	15.4
3% Convertible Senior Notes redeemed July 2009	3.6	3.6	7.2	7.2
Other interest expense	2.3	2.0	4.8	3.7
Less: capitalized interest	(2.3)	(2.7)	(4.3)	(5.2)

Total	$37.8	$30.3	$72.7	$65.7

        Interest expense on the Company's senior notes includes the amortization of capitalized senior debt issuance costs and bond discounts.

        As a result of the financing transactions mentioned in "Recent Events" above, the Company expects its full year 2009 interest expense to be approximately $155.0 million. This compares to $128.1 million of interest expense for the full year 2008.

Other Income (Expense), Net

        The following table provides details of the Company's Other income (expense), net:

	Second Quarter of		First Six Months of
	2009	2008	2009	2008
Interest and dividend income	$2.3	$3.5	$4.0	$7.9
Net foreign exchange transaction losses	(0.1)	(2.6)	(3.0)	(6.0)
Settlement agreement and related costs	(0.3)	(0.6)	(0.8)	(0.6)
Noncontrolling interests	0.5	—	0.8	0.2
Other, net	(0.8)	(2.4)	(2.8)	(3.4)

Other income (expense), net	$1.6	$(2.1)	$(1.8)	$(1.9)

        Interest and dividend income decreased in the second quarter and first six months of 2009 compared with the same periods in 2008, primarily due to a decline in interest rates on the Company's short-term investments.

Income Taxes

        The Company's effective income tax rate was 26.1% for the three months ended June 30, 2009 and 27.5% for the six months ended June 30, 2009. The Company's effective income tax rate was 25.5% for the three months ended June 30, 2008 and 25.4% for the six months ended June 30, 2008.

        The Company's income tax provision for the three months and six months ended June 30, 2009 included a $1.7 million benefit related to the utilization of state income tax credits for which no benefit had previously been recognized for financial reporting purposes.

        For the three months and six months ended June 30, 2009, the Company's effective income tax rate was lower than the statutory U.S. federal income tax rate of 35% primarily due to the lower net effective income tax rate on foreign earnings, partially offset by state income taxes, as well as the income tax benefit described above.

        The Company's income tax provision for the first six months ended June 30, 2008 included the following benefits:

  •
  $2.9 million due to a change in assertion made in the first quarter of 2008 under Accounting Principles Board Opinion 23, or APB 23, with regard to certain foreign earnings;

  •
  $1.3 million of income tax benefits recognized in the first quarter of 2008 relating to the utilization of loss carryforwards in a foreign jurisdiction for which no benefit had previously been recognized for financial reporting purposes; and

  •
  $3.2 million of income tax benefits recognized in the second quarter of 2008 relating to a reduction in the estimated cost of repatriating certain foreign earnings.

        For the three months and six months ended June 30, 2008, the Company's effective income tax rate was lower than the statutory U.S. federal income tax rate of 35% primarily due to the lower net effective income tax rate on foreign earnings, partially offset by state income taxes, as well as the income tax benefits described above.

        The Company's expected 2009 full year effective income tax rate is approximately 28%.

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

  •
  an analysis of the Company's cash flows and changes of working capital for the first six months of 2009;

  •
  an updated description of the Company's derivative financial instruments; and

  •
  a description of changes in the Company's stockholders' equity for the first six months of 2009.

Material Commitments and Contingencies

  Cryovac Transaction Commitments and Contingencies

        The Company recorded a charge of $850.1 million in the fourth quarter of 2002, of which $512.5 million represents a cash payment that the Company is required to make (subject to the satisfaction of the terms and conditions of the Settlement agreement) upon the effectiveness of a plan of reorganization in the bankruptcy of W.R. Grace & Co. The Company did not use cash in any period with respect to this liability. While initial confirmation hearings on the PI Settlement Plan were held in June 2009 and additional confirmation hearings are currently scheduled for September 2009, the Company does not know whether or when a final plan of reorganization will become effective or whether the final plan will be consistent with the terms of the Settlement agreement. The Company currently expects to fund this payment by using a combination of accumulated cash and cash equivalents, future cash flows from operations and funds available under its revolving credit facility or its accounts receivable securitization program, both described below. The cash payment of $512.5 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. The Company has recorded this accrued interest in Settlement agreement and related accrued interest on its condensed consolidated balance sheets, and these amounts were $214.8 at June 30, 2009 and $195.3 million at December 31, 2008.

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, "Commitments and Contingencies," of Notes to Condensed Consolidated Financial Statements under the caption "Cryovac Transaction Commitments and Contingencies" is incorporated herein by reference.

  MPERS Lawsuit and Other Litigation and Claims

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, "Commitments and Contingencies," of Notes to Condensed Consolidated Financial Statements under the captions "MPERS Lawsuit," and "Other Litigation and Claims" is incorporated herein by reference.

Material Cash Obligations and Principal Sources of Liquidity

        The Company requires cash to fund its operating expenses, capital expenditures, interest, taxes and dividends and to pay its debt obligations and other long-term liabilities as they come due. The Company's principal sources of liquidity are cash flows from operations, accumulated cash and cash equivalents and amounts available under its existing lines of credit described below, including the revolving credit facility and the ANZ facility, and its accounts receivable securitization program.

        In 2009, the Company redeemed all of its $431.3 million of 3% Convertible Senior Notes, retired all of its outstanding 6.95% Senior Notes and issued $400.0 million of 7.875% Senior Notes and $300.0 million of 12% Senior Notes. As a result of these transactions, the Company expects to incur a net additional $36.0 million of interest expense for the year ended December 31, 2009. The Company believes that its current liquidity position and future cash flows from operations will enable it to fund the Company's operations, including the items mentioned above and the cash payment under the Settlement agreement should it become payable within the next 12 months.

        With respect to the Settlement agreement, the Company does not know whether or when a final plan of reorganization for Grace will become effective or whether the final plan will be consistent with the terms of the Settlement agreement. See "Cryovac Transaction Commitments and Contingencies," above for further discussion. Grace's PI Settlement Plan is subject to the satisfaction of a number of conditions. As part of this plan, Grace has included, as a condition to the plan's effectiveness, exit financing in the amount and on terms satisfactory to Grace, adding to the uncertainty as to when the plan might become effective.

        Tax benefits resulting from the payment made under the Settlement agreement, which are currently recorded as deferred tax assets on the Company's condensed consolidated balance sheets, are anticipated to provide approximately $350.0 million of current and future cash tax benefits at the time the payment under the Settlement agreement is made. The amount and timing of future cash tax benefits could vary, depending on the amount of cash paid by the Company and various facts and circumstances at the time of payment under the Settlement agreement, including the price of the Company's common stock, the Company's tax position and the applicable tax codes.

  Cash and Cash Equivalents

        The following table summarizes the Company's accumulated cash and cash equivalents:

	June 30, 2009	December 31, 2008
Cash and cash equivalents	$789.2	$128.9

        See "Analysis of Historical Cash Flows" below.

  Lines of Credit

        The following table summarizes the Company's available committed and uncommitted lines of credit, including the credit facility and the ANZ facility, which are discussed below:

	June 30, 2009	December 31, 2008
Used lines of credit	$61.1	$46.7
Unused lines of credit	810.0	773.4

Total available lines of credit	$871.1	$820.1

Available lines of credit—committed	$609.3	$588.8
Available lines of credit—uncommitted	261.8	231.3

Total available lines of credit	$871.1	$820.1

        The Company's principal credit lines were all committed and consisted of the revolving credit facility and the ANZ facility. The Company is not subject to any material compensating balance requirements in connection with its lines of credit.

  Revolving Credit Facilities

        The Revolving Credit Facility—The Company has a $500.0 million unsecured multi-currency revolving credit facility, which has an expiration date of July 26, 2012.

        The revolving credit facility commitments include $28.0 million provided by Lehman Commercial Paper Inc., a subsidiary of Lehman Brothers Holdings Inc. As a result of the bankruptcy filing of Lehman Brothers Holdings Inc. and certain of its subsidiaries in September 2008, Lehman Commercial Paper Inc. is no longer funding borrowing requests under the revolving credit facility. At June 30, 2009, the total amount available and unused under the revolving credit facility was $472.0 million.

        ANZ Facility—The Company has a 170.0 million Australian dollar, dual-currency revolving credit facility due March 2010, which was equivalent to $137.3 million at June 30, 2009. A syndicate of banks made this facility available to a group of the Company's Australian and New Zealand subsidiaries for general corporate purposes, including refinancing of previously outstanding indebtedness. The Company may re-borrow amounts repaid under the ANZ facility from time to time prior to the expiration or earlier termination of the facility. The ANZ facility is scheduled to expire in March 2010. The Company plans to renew or replace the ANZ prior to its expiration date. However, the Company cannot give assurance that it will be able to renew or replace this facility. At June 30, 2009, there were no amounts outstanding under this facility.

        See Note 10, "Debt and Credit Facilities," of Notes to Condensed Consolidated Financial Statements for further discussion.

  Accounts Receivable Securitization Program

        The Company and a group of its U.S. subsidiaries maintain an accounts receivable securitization program with a bank and an issuer of commercial paper administered by the bank. At June 30, 2009, the maximum purchase limit for receivables interests was $160.0 million and the program has an expiration date of December 2, 2012. The program includes a bank financing commitment that must be renewed annually prior to the expiration date. The bank commitment is scheduled to expire on December 4, 2009. The Company plans to seek an additional 364 day renewal of the bank commitment prior to its expiration. While the bank is not obligated to renew the bank financing commitment, the Company has negotiated annual renewals since the commencement of the program in 2001.

        The amounts available from time to time under the program may be less than $160.0 million subject to the level of the eligible assets included in the U.S. accounts receivable portfolio. The level of eligible assets can be impacted by a number of factors, including, but not limited to, accounts receivable balances, the Company's credit rating, the Company's receivables collection experience and the creditworthiness of the Company's customers. During 2009, the level of eligible assets available under the program declined due to some of the factors mentioned above. As a result, the amount available to the Company under the program decreased to approximately $81.0 million at June 30, 2009 from approximately $143.0 million available at December 31, 2008. Although the Company does not believe that these restrictive provisions presently materially restrict its operations, a breach of one or more of these restrictive provisions could result in a further decline in, or the elimination of, amounts available under the program.

        See Note 6, "Accounts Receivable Securitization Program," of Notes to Condensed Consolidated Financial Statements for additional information concerning this program.

  Covenants

        At June 30, 2009, the Company was in compliance with its financial covenants and limitations, as discussed in "Covenants," of Note 10, "Debt and Credit Facilities," of Notes to Condensed Consolidated Financial Statements.

  Debt Ratings

        The Company's cost of capital and ability to obtain external financing may be affected by its debt ratings, which the credit rating agencies review periodically. In January 2009, Standard & Poor's revised the Company's long-term senior unsecured debt rating from BBB- to BB+ and revised the outlook to stable. The revised rating is considered below investment grade. The Company's long-term senior unsecured debt rating is currently rated Baa3 (negative outlook) by Moody's. This rating is considered investment grade. If the Company's credit ratings are further downgraded, there could be a negative impact on the Company's ability to access capital markets and borrowing costs could increase. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

Outstanding Indebtedness

        See Note 10, "Debt and Credit Facilities," of Notes to Condensed Consolidated Financial Statements for information on the Company's outstanding debt.

Analysis of Historical Cash Flows

        The following table summarizes the Company's changes in cash flows for the first six months of June 30, 2009 and 2008:

	Six Months Ended June 30,
			Increase (Decrease)	% (Decrease)
	2009	2008
Net cash provided by operating activities	$193.9	$234.8	$(40.9)	(17.4)%
Net cash used in investing activities	(43.8)	(98.7)	(54.9)	(55.6)
Net cash provided by (used in) financing activities	519.5	(337.0)	856.5	#

#
Denotes a change equal to or greater than 100%

  Net Cash Provided by Operating Activities

        The decrease in net cash provided from operating activities primarily resulted from:

  •
  a decrease of net cash of $215.0 million resulting from the repurchases in 2009 and sales in 2008 of receivable interests under the Company's accounts receivable securitization program. The Company used available cash of $80.0 million to fund the repurchase of receivable interests in 2009, compared with the receipt of $135.0 million in cash from the sale of receivable interests in 2008;

  •
  an increase in cash used for accounts payable of $51.1 million, primarily due to the timing of payments; and

  •
  an increase in cash used for income tax payments of $20.7 million. Income tax payments were $72.5 million in 2009 compared with $59.2 million in 2008;

        partially offset by:

  •
  an increase in cash generated from receivables, net, of $121.1 million, primarily due to a decrease in days-sales-outstanding in 2009 and the impact of lower net sales in 2009; and

  •
  a decrease in cash used for inventories of $92.4 million, primarily due to maintaining lower inventory levels due to lower sales volumes and lower average petrochemical raw material costs experienced in 2009.

  Net Cash Used in Investing Activities

        The decrease in cash used in investing activities was primarily due to lower capital expenditures in 2009 compared with 2008. Capital expenditures decreased $51.6 million in 2009 compared with 2008, primarily due to the substantial completion of the construction phase of three new plants in developing markets regions associated with the Company's global manufacturing strategy in the fourth quarter of 2008.

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

  Net Cash Provided By (Used in) Financing Activities

        The increase in cash provided by financing activities was primarily due to the increase in proceeds from long-term debt of $535.5 million in 2009 compared with 2008. This increase was primarily due to the net proceeds of $684.3 million received from the Company's issuances of $300.0 million of 12% Senior Notes in February 2009 and $400.0 million of 7.875% Senior Notes in June 2009. This compares to proceeds from long-term debt of $166.1 million in 2008, which included net borrowings of $73.0 million from the Company's credit facility.

        The increase in cash provided by financing activities was also due to the reduction in payments of long-term debt of $247.7 million in 2009. In May 2009, the Company retired its remaining outstanding $136.7 million of 6.95% Senior Notes. In April 2008, the Company retired its 5.375% Senior Notes with a face value of $300.0 million. Both the 2009 and 2008 retirements occurred on each issuances' maturity dates.

        Also contributing to the increase in cash provided by financing activities was a decrease in cash used for the repurchase of the Company's common stock. During 2009, the Company did not repurchase any of its common stock, compared with $84.7 million of common stock repurchases in 2008.

Changes in Working Capital

	June 30, 2009	December 31, 2008	Increase
Working capital (current assets less current liabilities)	$438.2	$50.5	$387.7
Current ratio (current assets divided by current liabilities)	1.2x	1.0x
Quick ratio (current assets, less inventories divided by current liabilities)	1.0x	0.7x

        The primary contributing factor to the increase in working capital in the first six months of 2009 was related to an increase in cash and cash equivalents of $660.3 million, which was principally attributable to:

  •
  the Company's issuance of $300.0 million of 12% Senior Notes in February 2009; and

  •
  the issuance of $400.0 million of 7.875% Senior Notes in June 2009.

        These items were partially offset by the cash used for the retirement of the remaining $136.7 million of 6.95% Senior Notes in May 2009, on their maturity date. See "Analysis of Historical Cash Flows" above for details of the other factors that contributed to the increase in cash and cash equivalents. Also, in July 2009, the Company redeemed all $431.3 million of its 3% Convertible Senior Notes due 2033, using the net proceeds from the 7.875% Senior Notes issuance and available cash.

        Also contributing to the increase in working capital in 2009 was:

  •
  a decrease in accounts payable of $58.6 million, which reflected a decline in days-payable-outstanding, primarily due to the timing of payments. Also contributing to this decrease was lower purchases of raw materials as a result of lower volume of net sales and lower raw material unit costs experienced in the first six months of 2009; and

  •
  a decrease in accrued restructuring costs of $24.1 million, primarily reflecting payments of termination benefits in connection with the Company's 2008 cost reduction and productivity program.

        These factors were partially offset by:

  •
  a net increase in current portion of long-term debt of $285.4 million, primarily reflecting the reclassification of the $431.3 million of 3% Convertible Senior Notes due 2033 from long-term debt in June 2009 as the holders of these senior notes had the option to require the Company to repurchase them in June 2010. This reclassification was partially offset by the retirement of the remaining $136.7 million 6.95% Senior Notes in May 2009;

  •
  a decrease in inventories of $35.0 million. Excluding the impact of foreign currency translation of $13.1 million, inventories would have decreased $48.2 million, reflecting lower petrochemical-based raw material costs and lower inventory levels in Europe and North America due to the lower volume of net sales, specifically within the Protective Packaging segment, experienced in 2009. Also contributing to this decline in inventory were internal efforts to reduce inventories in the Food segments subsequent to the Company's July 1, 2008 enterprise software launch in the United States.

        Foreign currency translation had a net favorable impact on working capital of approximately $18.3 million.

Derivative Financial Instruments

  Interest Rate Swaps

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, "Derivatives and Hedging Activities," of Notes to Condensed Consolidated Financial Statements under the caption "Interest Rate Swaps" is incorporated herein by reference.

  Foreign Currency Forward Contracts

        At June 30, 2009, the Company was party to foreign currency forward contracts, which did not have a significant impact on the Company's liquidity.

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

Stockholders' Equity

        The Company's stockholders' equity was $2,071.1 million at June 30, 2009 and $1,925.6 million at December 31, 2008. Stockholders' equity increased $145.5 million, or 8% in the first six months of 2009, primarily due to the impact of the following:

  •
  net earnings of $118.6 million;

  •
  positive foreign currency translation of $38.3 million; and

  •
  a decrease in common stock in treasury of $19.6 million resulting from the use of $0.5 million shares of common stock in 2009 as part of the Company's 2008 contribution to its employee profit-sharing plan.

        The items above were partially offset by dividends paid and accrued on the Company's common stock of $38.4 million.

Recently Issued Accounting Standards

        The Company is subject to recently issued statements of financial accounting standards, accounting guidance and disclosure requirements. Note 2, "Recent Accounting Pronouncements," of Notes to Condensed Consolidated Financial Statements which is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, describes these new accounting pronouncements and is incorporated herein by reference.

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

Non-GAAP Information

        The Company's management from time to time presents information that does not conform to U.S. GAAP. In this Quarterly Report on Form 10-Q, the Company has presented financial measures that exclude items that are included in U.S. GAAP calculations of such measures. This report sets forth measures of (i) net sales, (ii) cost of sales, (iii) marketing, administrative and development expenses, (iv) operating profit and (v) inventories excluding the effects of foreign currency translation. Presenting these results in this manner aids in the comparisons with other periods and with prior guidance from the Company. The Company's management uses these measures to evaluate the performance of the Company's operations. Such measures are also among the criteria upon which performance-based compensation may be determined. Thus, management believes that this information may be useful to investors in their evaluation of the Company's consolidated financial position and results of operations.

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

Available-for-Sale Investments

        The Company's available-for-sale investments, consisting of auction rate securities at June 30, 2009 and December 31, 2008, are exposed to market risk related to changes in conditions in the U.S. financial markets and in the financial condition of the issuers of these securities. The Company's investment in auction rate securities at June 30, 2009 and December 31, 2008 had an original cost of $44.7 million.

        These auction rate securities consisted of two contingent capital securities that were converted into perpetual preferred stock of AMBAC, the issuer, in December 2008, and three debt instruments issued individually by Primus (maturity date 2021), River Lake Insurance Company, a wholly-owned subsidiary of Genworth (maturity date 2033) and Ballantyne Re Plc (maturity date 2036).

        These five securities historically were re-auctioned every twenty-eight days, which had provided a liquid market for them. However, as a result of continuing liquidity concerns affecting capital markets, particularly in the U.S., specifically for asset-backed securities, every auction held by the issuers for these auction rate securities in 2008 and thus far in 2009 failed. In the six months ended June 30, 2009, the Company received interest and dividend payments, totaling approximately $0.8 million, when due.

        The Company accounts for these investments as available-for-sale investments and reviews them for impairment in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and other related guidance issued by the FASB and the SEC.

        As of June 30, 2009, the Company's valuation of all five securities resulted in an unrealized gain of $6.3 million, ($3.9 million, net of taxes), of which $4.3 million was due to the improvement in the credit spread of Genworth. Also, since the fair value did not decline from its amortized cost basis as of June 30, 2009, there was no need to test any of the five securities for other-than-temporary impairment. Further, since it has always been and the Company expects it will continue to be its intent to sell all of its auction rate security investments, there was no impact on the adoption of FSP No. FAS 115-2 and FAS 124-2 for any prior period or future period other-than-temporary impairment losses. See Note 2, "Recent Accounting Pronouncements," of Notes to Condensed Consolidated Financial Statements for further details of this FSP.

        The Company continues to monitor developments in the market for auction rate securities including the specific securities in which it has invested. At June 30, 2009, the securities issuers that were rated by Moody's Investors Service, Inc. had ratings that ranged from Baa1 to Ba3 and ratings by Standard & Poor's, a division of the McGraw-Hill Companies, Inc., ranged from A to CCC. At June 30, 2009, neither AMBAC nor Primus had a rating by either Moody's or Standard & Poor's The Company believes that it has sufficient liquidity to meet its operating cash needs without the sale of these securities.

        If credit or liquidity conditions relating to these securities or the issuers worsen, the Company may recognize additional other-than-temporary impairments, which would result in the recognition of additional losses on the condensed consolidated statement of operations.

        In July 2009, AMBAC announced that it would discontinue paying the monthly dividends on its outstanding auction market preferred shares beginning August 1, 2009. Based on the information currently available, the Company will record an other-than-temporary loss of approximately $2.0 million in July 2009 and may record additional losses in the third quarter of 2009 for the decline in the estimated fair value of the two perpetual preferred stock investments.

        The Company's available-for-sale investments are described in more detail in Note 5, "Available-for-Sale Investments," of Notes to Condensed Consolidated Financial Statements.

Interest Rates

        From time to time, the Company may use interest rate swaps, collars or options to manage its exposure to fluctuations in interest rates.

        At June 30, 2009, the Company had no interest rate swaps, collars or options outstanding.

        See Note 10, "Debt and Credit Facilities," of Notes to Condensed Consolidated Financial Statements for further information on the Company's total debt and Note 12, "Fair Value Measurements," of Notes to Condensed Consolidated Financial Statements for information on the fair value of the Company's total debt.

Foreign Exchange Rates

        The Company uses foreign currency forward contracts to fix the amount payable on transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at June 30, 2009 would have caused the Company to pay approximately $43.1 million to terminate these contracts.

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

        The Company's customers may default on their obligations to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. Despite uncertainties surrounding current global economic conditions and levels of credit risk, as of June 30, 2009, the Company has not experienced a significant change in its customers' payment patterns or defaults. The Company's provision for bad debt expense was approximately $1.0 million in the second quarter of 2009 and $4.0 million for the first six months of 2009 and $2.0 million in the second quarter of 2008 and $3.0 million for the first six months of 2008.

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

Changes in Internal Control over Financial Reporting

        There has not been any change in the Company's internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, "Commitments and Contingencies," of Notes to Condensed Consolidated Financial Statements under the captions "Cryovac Transaction Commitments and Contingencies," "MPERS Lawsuit," and "Other Litigation and Claims," is incorporated herein by reference. See also Part I, Item 3, "Legal Proceedings," of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Part II, Item 1, "Legal Proceedings," of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, as well as the information incorporated by reference in those items.

Item 1A.    Risk Factors.

        The Company set forth the most significant risk factors that it faces in Part I, Item 1A, "Risk Factors," of its Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Company updated the risk factors in Part II, Item 1A, "Risk Factors" of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 and further updated the risk factors in its Current Report on Form 8-K filed with the SEC on June 11, 2009 under Item 8.01. The information presented below should be considered in place of the risk factors disclosed in the Company's 2008 Form 10-K and the other filings mentioned above. Except as required by the federal securities laws, the Company undertakes no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

Introduction

        Investors should carefully consider the risks described below before making an investment decision. These are the most significant risk factors; however, they are not the only risk factors that should be considered in making an investment decision. This Quarterly Report on Form 10-Q also may include or incorporate by reference, from exhibits, forward-looking statements that involve risks and uncertainties. See the "Cautionary Notice Regarding Forward-Looking Statements" below. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risks faced by us described below and elsewhere in this report or in documents incorporated by reference in this report. Our business, consolidated financial position or results of operations could be materially adversely affected by any of these risks. The trading price of our securities could decline due to any of these risks, and investors in our securities may lose all or part of their investment.

         If the settlement of the asbestos-related claims that we have agreed to (the "Settlement agreement") is not implemented, we will not be released from the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against us arising from a 1998 transaction with W. R. Grace & Co. Further, we are a defendant in a lawsuit seeking class action status concerning our public disclosures regarding these asbestos-related claims. We are also a defendant in a number of asbestos-related actions in Canada arising from W. R. Grace & Co.'s activities in Canada prior to the 1998 transaction.

        On November 27, 2002, we reached an agreement in principle with the Official Committee of Asbestos Personal Injury Claimants (the "ACC") and the Official Committee of Asbestos Property Damage Claimants appointed to represent asbestos claimants in the W. R. Grace & Co. ("Grace") bankruptcy case to resolve all current and future asbestos-related claims made against us and our affiliates. The Settlement agreement will also resolve the fraudulent transfer claims and successor liability claims, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies in connection with the Cryovac transaction. The Cryovac transaction was a multi-step transaction, completed on March 31, 1998, which brought the Cryovac packaging business and the former Sealed Air Corporation's business under the common ownership of us. The parties to the agreement in principle signed the definitive Settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. On June 27, 2005, the U.S. Bankruptcy Court for the District of Delaware, where the Grace bankruptcy case is pending, signed an order approving the definitive Settlement agreement. Although Grace is not a party to the Settlement agreement, under the terms of the order, Grace is directed to comply with the Settlement agreement subject to limited exceptions. If the Settlement agreement does not become effective, either because Grace fails to emerge from bankruptcy or because Grace does not emerge from bankruptcy with a plan of reorganization that is consistent with the terms of the Settlement agreement, then we will not be released from the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against us and our affiliates noted above, and all of these claims would remain pending and would have to be resolved through other means, such as through agreement on alternative settlement terms or trials. In that case, we could face liabilities that are significantly different from our obligations under the Settlement agreement. We cannot estimate at this time what those differences or their magnitude may be. In the event these liabilities are materially larger than the current existing obligations, they could have a material adverse effect on our consolidated financial position and results of operations.

        On September 19, 2008, Grace, the ACC, the Asbestos PI Future Claimants' Representative (the "FCR"), and the Official Committee of Equity Security Holders (the "Equity Committee") filed, as co-proponents, a plan of reorganization (as filed and amended from time to time, the "PI Settlement Plan") and several exhibits and associated documents, including a disclosure statement (as filed and amended from time to time, the "PI Settlement Disclosure Statement"), with the Bankruptcy Court. Amended versions of the PI Settlement Plan and the PI Settlement Disclosure Statement have been filed with the Bankruptcy Court from time to time. As filed, the PI Settlement Plan would provide for the establishment of two asbestos trusts under Section 524(g) of the United States Bankruptcy Code to which present and future asbestos-related claims would be channeled. The PI Settlement Plan also contemplates that the terms of our definitive Settlement agreement will be incorporated into the PI Settlement Plan and that we will pay the amount contemplated by that agreement.

        On March 9, 2009, the Bankruptcy Court entered an order approving the PI Settlement Disclosure Statement (the "DS Order") as containing adequate information and authorizing Grace to solicit votes to accept or reject the PI Settlement Plan, all as more fully described in the order. The DS Order does not constitute the Bankruptcy Court's confirmation of the PI Settlement Plan, approval of the merits of the PI Settlement Plan, or endorsement of the PI Settlement Plan. In connection with the plan voting process in the Grace bankruptcy case, we have voted in favor of the PI Settlement Plan that is currently before the Bankruptcy Court. We will continue to review any amendments to the PI Settlement Plan on an ongoing basis to verify compliance with the Settlement agreement.

        On June 8, 2009, a senior manager with the voting agent appointed in the Grace bankruptcy case filed a declaration with the Bankruptcy Court certifying the voting results with respect to the PI Settlement Plan (the "Voting Declaration"). According to the Voting Declaration, with respect to each class of claims designated as impaired by Grace, the PI Settlement Plan has been approved by holders of at least two-thirds in amount and more than one-half in number (or for classes voting for purposes of Section 524(g) of the Bankruptcy Code, at least 75% in number) of voted claims. The Voting Declaration also discusses the voting results with respect to holders of general unsecured claims ("GUCs") against Grace, whose votes have been provisionally solicited and counted subject to a determination by the Bankruptcy Court of whether GUCs are impaired (and, thus, entitled to vote) or, as Grace contends, unimpaired (and, thus, not entitled to vote). The Voting Declaration provides that more than one half of voting holders of GUCs have voted to accept the PI Settlement Plan, but that the provisional vote has not obtained the requisite two-thirds dollar amount to be deemed an accepting class in the event that GUCs are determined to be impaired. The Bankruptcy Court has yet to determine whether GUCs are impaired under the PI Settlement Plan. To the extent that GUCs are determined to be an impaired non-accepting class, Grace and the other plan proponents have indicated that they will nevertheless seek confirmation of the PI Settlement Plan under the "cram down" provisions contained in section 1129(b) of the Bankruptcy Code.

        If confirmed, the PI Settlement Plan may implement the terms of the Settlement agreement, but there can be no assurance that this will be the case. The terms of the PI Settlement Plan remain subject to amendment. Moreover, the PI Settlement Plan is subject to the satisfaction of a number of conditions, including the availability of exit financing and the approval of both the Bankruptcy Court and United States District Court for the District of Delaware (the "District Court"). A number of objections to the PI Settlement Plan have been filed and remain unresolved, and certain of these objections concern injunctions, releases and provisions as applied to us and/or that are contemplated by the Settlement agreement. The Bankruptcy Court conducted initial hearings to consider confirmation of the PI Settlement Plan on June 22-23, 2009, and has scheduled additional confirmation hearings on September 8-11, and September 14-17, 2009.

        Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) is confirmed by the Bankruptcy Court, approved by the District Court, and does become effective, we do not know whether the final plan of reorganization will be consistent with the terms of the Settlement agreement or if the other conditions to our obligation to pay the Settlement agreement amount will be met. If these conditions are not satisfied or not waived by the Company, we will not be obligated to pay the amount contemplated by the Settlement agreement. However, if we do not pay the Settlement agreement amount, we and our affiliates will not be released from the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against us and all of these claims would remain pending and would have to be resolved through other means, such as through agreement on alternative settlement terms or trials. In that case, we could face liabilities that are significantly different from our obligations under the Settlement agreement. We cannot estimate at this time what those differences or their magnitude may be. In the event these liabilities are materially larger than the current existing obligations, they could have a material adverse effect on our consolidated financial position and results of operations. While initial hearings to consider confirmation of the PI Settlement Plan were held on June 22-23, 2009 and additional confirmation hearings are currently scheduled for September 8-11, and September 14-17, 2009, we do not know whether or when a final plan of reorganization will become effective or whether the final plan will be consistent with the terms of the Settlement agreement.

        The Company is a defendant in the case of MPERS v. Sealed Air Corporation, et al. (Case No. 03-CV-4372) in the U.S. District Court for the District of New Jersey (Newark). This lawsuit seeks class action status on behalf of all persons who purchased or otherwise acquired securities of ours during the period from March 27, 2000 through July 30, 2002. The lawsuit named the Company and five current and former officers and directors of the Company as defendants. One of these individuals and the Company remain as defendants after a partial grant of the defendants' motion to dismiss the action. The plaintiff's principal allegations against the defendants are that during the above period the defendants materially misled the investing public, artificially inflated the price of our common stock by publicly issuing false and misleading statements and violated U.S. Generally Accepted Accounting Principles, or U.S. GAAP, by failing to properly account and accrue for our contingent liability for asbestos claims arising from past operations of Grace. The plaintiffs seek unspecified compensatory damages and other relief. On April 27, 2009, we reached an agreement in principle with the plaintiffs to settle the MPERS v. Sealed Air Corporation, et al. case, subject to documentation and Court approval. The agreement provides for payment of $20.0 million, which will be fully funded by our primary and excess insurance carriers. If the settlement in this case is not documented, executed and approved by the Court, then, should we be found liable in this case, we could be required to pay substantial damages, which we cannot estimate at this time and which could have a material adverse effect on our consolidated financial position and results of operations.

        Since November 2004, the Company and specified subsidiaries have been named as defendants in a number of cases, including a number of putative class actions, brought in Canada as a result of Grace's alleged marketing, manufacturing or distributing of asbestos or asbestos-containing products in Canada prior to the Cryovac transaction in 1998. Grace has agreed to defend and indemnify us and our subsidiaries in these cases. The Canadian cases are currently stayed. A global settlement of these Canadian claims to be funded by Grace has been approved by the Canadian court, and the PI Settlement Plan provides for payment of these claims. The global settlement of the Canadian claims will, unless amended, become null and void if a confirmation order in the Grace U.S. bankruptcy proceeding is not granted prior to October 31, 2009. If a final plan of reorganization that is confirmed and becomes effective does not provide for these claims or if the Canadian courts refuse to enforce the final plan of reorganization in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify us and our subsidiaries in these cases, then we could be required to pay substantial damages, which we cannot estimate at this time and which could have a material adverse effect on our consolidated financial position and results of operations.

        For further information concerning these matters, see Note 14, "Commitments and Contingencies," of Notes to Condensed Consolidated Financial Statements, which is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, under the captions "Cryovac Transaction Commitments and Contingencies" and "MPERS Lawsuit."

         Weakened global economic conditions have had and could continue to have an adverse effect on our consolidated financial position and results of operations.

        Weakened global economic conditions can have an adverse impact on our business in the form of lower sales due to weakened demand, unfavorable changes in product price/mix, and lower profit margins.

        During periods of economic recession, there can be a heightened competition for sales and increased pressure to reduce selling prices. If we lose significant sales volume or reduces selling prices significantly, then there could be a negative impact on our revenue, profitability and cash flows.

        Also, reduced availability of credit may adversely affect the ability of some of our customers and suppliers to obtain funds for operations and capital expenditures. This could negatively impact our ability to obtain necessary supplies as well as our sales of materials and equipment to affected customers, and could result in reduced collections of outstanding accounts receivable.

         A downgrade of our credit ratings could have a negative impact on our costs and ability to access credit markets.

        In January 2009, Standard & Poor's revised our long-term senior unsecured debt rating from BBB- to BB+ and revised the outlook to stable. The revised rating is considered below investment grade. Our long-term senior unsecured debt rating is currently rated Baa3 (negative outlook) by Moody's. This rating is considered investment grade. If our credit ratings are further downgraded, there could be a negative impact on our ability to access capital markets and borrowing costs could increase.

         The effects of animal and food-related health issues such as bovine spongiform encephalopathy, also known as "mad cow" disease, foot-and-mouth disease and avian influenza or "bird-flu," as well as other health issues affecting the food industry, may lead to decreased revenues.

        We manufacture and sell food packaging and food solutions products, among other products. Various health issues affecting the food industry have in the past and may in the future have a negative effect on the sales of food packaging and food solutions products. In recent years, occasional cases of mad cow disease have been confirmed and incidents of bird flu have continued to surface in various countries. Outbreaks of animal diseases such as mad cow or foot-and-mouth disease, for example, may lead governments to restrict exports and imports of potentially affected animals and food products, leading to decreased demand for our products and possibly also to the culling or slaughter of significant numbers of the animal population otherwise intended for food supply. Also, consumers may change their eating habits as a result of perceived problems with certain types of food. These factors may lead to reduced sales of food packaging and food solutions products, which could have a material adverse effect on our consolidated financial position and results of operations.

         The global nature of our operations in the United States and in 51 foreign countries exposes us to numerous risks that could materially adversely affect our consolidated financial position and results of operations.

        We operate in the United States and in 51 other countries, and our products are distributed in those countries as well as in other parts of the world. A large portion of our manufacturing operations are located outside of the United States. Operations outside of the United States, particularly operations in emerging markets, are subject to various risks that may not be present or as significant for our U.S. operations. Economic uncertainty in some of the geographic regions in which we operate, including emerging markets, could result in the disruption of commerce and negatively impact cash flows from our operations in those areas.

        Risks inherent in our international operations include social plans that prohibit or increase the cost of certain restructuring actions; exchange controls; foreign currency exchange rate fluctuations including devaluations; the potential for changes in local economic conditions including local inflationary pressures; restrictive governmental actions such as those on transfer or repatriation of funds and trade protection matters, including antidumping duties, tariffs, embargoes and prohibitions or restrictions on acquisitions or joint ventures; changes in laws and regulations, including the laws and policies of the United States affecting trade and foreign investment; the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems; variations in protection of intellectual property and other legal rights; more expansive legal rights of foreign unions or works councils; the potential for nationalization of enterprises or facilities; and unsettled political conditions and possible terrorist attacks against United States' or other interests. In addition, there are potential tax inefficiencies in repatriating funds from our non-U.S. subsidiaries.

        These and other factors may have a material adverse effect on our international operations and, consequently, on our consolidated financial position and results of operations.

         The disruption and volatility of the financial and credit markets could affect our external liquidity sources.

        Our principal sources of liquidity are accumulated cash and cash equivalents, short-term investments, cash flow from operations and amounts available under our existing lines of credit, including our revolving credit facility and the ANZ facility, and our accounts receivable securitization program, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations, which is included in Part I, Item 2 of this quarterly report on Form 10-Q.

        We may be obligated to make the payment under the Settlement agreement and related accrued interest in 2009, although there is no certainty that the payment will be due in 2009. This item is in addition to capital expenditures and other uses of cash that we may incur. If the financial and credit markets continue to experience disruption and volatility, we may experience difficulty obtaining external funding and could incur increased financing costs.

        Our accounts receivable securitization program includes a bank financing commitment that must be renewed annually prior to the expiration date. The bank commitment is scheduled to expire on December 4, 2009. We plan to seek an additional 364 day renewal of the bank commitment prior to its expiration. While the bank is not obligated to renew the bank financing commitment, we have negotiated annual renewals since the commencement of the program in 2001.

        The ANZ facility is scheduled to expire in March 2010. We plan to renew or replace the ANZ facility prior to its expiration date. However, we cannot give assurance that we will be able to renew or replace this facility.

        Additionally, current conditions in financial markets, including the bankruptcy and restructuring of certain financial institutions, could affect financial institutions with which we have relationships and could result in adverse effects on our ability to utilize fully our committed borrowing facilities. For example, another lender under the revolving credit facility may be unwilling or unable to fund a borrowing request, and we may not be able to replace such lender.

         Covenant restrictions under our credit arrangements may pose a risk.

        We have a number of credit facilities, including our revolving credit facility and our ANZ facility, and also have an accounts receivable securitization program, and have issued debt securities to manage liquidity and fund operations as described in Management's Discussion and Analysis of Financial Condition and Results of Operations, which is included in this quarterly report on Form 10-Q in Part I, Item 2. The agreements relating to these facilities and securities generally contain certain restrictive covenants, including the incurrence of additional indebtedness, restriction of liens and sale and leaseback transactions, financial covenants relating to interest coverage, debt leverage and minimum liquidity, and restrictions on consolidation and merger transactions, as well as, in some cases, restrictions on amendments to the Settlement agreement. In addition, amounts available under our accounts receivable securitization program can be impacted by a number of factors, including, but not limited to, our credit rating, accounts receivable balances, the creditworthiness of our customers and our receivables collection experience. As a result of the impact of some of these factors, the amount available to the Company under the program has decreased. Although we do not believe that any of these covenants or other restrictive provisions presently materially restricts our operations, a breach of one or more of the covenants or other restrictive provisions could result in material adverse consequences that could negatively impact our business, consolidated results of operations and financial position and could result in a further decline in, or the elimination of, amounts available under the accounts receivable securitization program. Such adverse consequences may include the acceleration of amounts outstanding under certain of the facilities, triggering the obligation to redeem certain debt securities, termination of existing unused commitments by our lenders or the bank commitment related to our accounts receivable securitization program, refusal by lenders to extend further credit under one or more of the facilities or new facilities, or the lowering or modification of our credit ratings.

         Strengthening of the U.S. dollar and other foreign currency exchange rate fluctuations could materially impact our consolidated financial position and results of operations.

        During 2008, approximately 55% of our sales originated outside the United States. We translate sales and other results denominated in foreign currency into U.S. dollars for the consolidated financial statements. During periods of a strengthening U.S. dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.

        Also, while we often produce in the same geographic markets as our products are sold, expenses are relatively concentrated in the United States compared with sales, so that in a time of strengthening of the U.S. dollar, our profit margins could be reduced. While we use financial instruments to hedge certain foreign currency exposures, this does not insulate us completely from currency effects.

        We may use financial instruments from time to time to manage exposure to foreign exchange rate fluctuations, which use exposes us to counterparty credit risk for nonperformance. See Note 11,

"Derivatives and Hedging Activities," of Notes to Consolidated Financial Statements for further discussion, which is contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

         The full realization of our deferred tax assets, including primarily those related to the Settlement agreement and the other than temporary impairment of our investments in auction rate securities, may be affected by a number of factors.

        We have deferred tax assets related to the Settlement agreement, the other than temporary impairment of our investments in auction rate securities, other accruals not yet deductible for tax purposes, foreign net operating loss carry forwards and investment tax allowances, employee benefit items, and other items. We have established valuation allowances to reduce those deferred tax assets to an amount that is more likely than not to be realized. Our ability to utilize these deferred tax assets depends in part upon our future operating results. We expect to realize these assets over an extended period. Consequently, changes in tax laws could cause actual results to differ from projections.

        Our largest deferred tax asset relates to our Settlement agreement, including accrued interest. The value of this asset may be affected by our tax situation at the time of the payment under the Settlement agreement as well as by the value of our common stock at that time. The deferred tax asset reflects the fair market value of 18 million shares of our common stock at a post-split price of $17.86 per share based on the price when the Settlement agreement was reached in 2002.

         Our annual effective tax rate can materially change as a result of changes in mix of earnings and other factors.

        Our overall effective tax rate is equal to our total tax expense as a percentage of total earnings before tax. However, tax expense and benefits are not recognized on a global basis but rather on a jurisdictional or legal entity basis. Changes in statutory tax rates and laws and ongoing audits by domestic and international authorities could affect the amount of income taxes and other taxes paid by us. Also, changes in the mix of earnings between jurisdictions and assumptions used in the calculation of income taxes, among other factors, could have a significant effect on our overall effective tax rate.

         We experience competition in our operating segments and in the geographic areas in which we operate.

        Our products compete with similar products made by other manufacturers and with a number of other types of materials or products. We compete on the basis of performance characteristics of our products, as well as service, price and innovations in technology. A number of competing domestic and foreign companies are strong, well-established companies. Our inability to maintain a competitive advantage could result in lower prices or lower sales volume, which would have a negative impact on our consolidated financial position and results of operations.

         A slowing pipeline of new technologies and solutions at favorable margins could adversely affect our performance and prospects for future growth.

        Our competitive advantage is due in part to the ability to develop and introduce new products in a timely manner at favorable margins. The development and introduction cycle of new products can be lengthy and involve high levels of investment. New products may not meet sales expectations or margin expectations due to many factors, including our inability to accurately predict demand, end-user preferences and evolving industry standards, to resolve technical and technological challenges in a timely and cost-effective manner, and to achieve manufacturing efficiencies.

         A major loss of or disruption in our manufacturing and distribution operations or our information systems and telecommunication resources could adversely affect our business.

        If we experienced a natural disaster, such as a tornado, hurricane, earthquake or other severe weather event, or a casualty loss from an event such as a fire or flood, at one of our larger strategic facilities or if such event affected a key supplier, our supply chain, or our information systems and telecommunication resources, then there could be a material adverse effect on our consolidated results of operations.

         The price of our common stock has on occasion experienced significant price and volume fluctuations. The sale of substantial amounts of our common stock could adversely affect the price of the common stock. One stockholder has beneficial ownership of approximately 37% of our common shares.

        The market price of our common stock has experienced and may continue to experience significant price and volume fluctuations greater than those experienced by the broader stock market. In addition, our announcements of our quarterly operating results, future developments relating to the W. R. Grace & Co. bankruptcy, additional litigation against us, the effects of animal and food-related health issues, spikes in raw material and energy related costs, changes in general conditions in the economy or the financial markets and other developments affecting us, our customers, suppliers and competitors could cause the market price of our common stock to fluctuate substantially.

        The sale or the availability for sale of a large number of shares of our common stock in the public market could adversely affect the price of the common stock. According to a Schedule 13G/A filed with the SEC on February 13, 2009, Davis Selected Advisers, L.P. reported beneficial ownership of 57,784,149 shares, or approximately 37%, of the outstanding shares of our common stock.

        While the Schedule 13G/A filed by Davis Selected Advisers, L.P. indicates that the beneficially owned shares of our common stock were not acquired for the purpose of changing or influencing the control of the Company, if that stockholder were to change its purpose for holding our common stock from investment to attempting to change or influence the management of the Company, this concentration of our common stock could potentially affect the Company and the price of our common stock. Also, Davis Selected Advisers has a significant voting block with respect to matters submitted to a stockholder vote, including the election of directors and the approval of potential business combination transactions.

         Our ability to successfully achieve the targeted benefits associated with our cost reduction and productivity program and our global manufacturing strategy could affect our consolidated financial position and results of operations.

        We are in various stages of completion of a cost reduction and productivity program and our global manufacturing strategy. The goals of these initiatives include the expansion of capacity in growing markets, better operating efficiencies, a lower cost structure, more effective technology implementation and increased productivity. There can be no assurances that the estimated costs savings or efficiencies will materialize to the extent intended. There are risks inherent in undertaking such programs, including the sustainability of developing markets, shifts in customer preferences, competitive forces and technologies, cost overruns and unanticipated consequences, any of which could have a material adverse effect on our consolidated financial position and results of operations.

         The current weakness in the financial and credit markets and other factors could potentially lead to the carrying amount of our goodwill and other long-lived assets becoming impaired and our investments in auction rate securities becoming further impaired.

        At June 30, 2009, our goodwill balance was $1,949.2 million. In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," we perform an annual impairment review of goodwill, which we do during the fourth quarter of each year and at other times if events and circumstances exist that indicate the carrying value of goodwill may potentially be no longer recoverable. We use a fair value approach to test goodwill for impairment. We must recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. We derive an estimate of fair values for each of our reporting units using a combination of an income approach and two market approaches, each based on an applicable weighting. The income approach is based upon the present value of expected cash flows. Expected cash flows are converted to present value using factors that consider the timing and risk of the future cash flows. We use two market approaches. The first market approach estimates the fair value of the reporting unit by applying EBITDA (as defined above in Note 9, "Goodwill and Identifiable Intangible Assets" of Notes to Consolidated Financial Statements) multiples to the reporting unit's operating performance. The EBITDA multiples are derived from comparable publicly traded companies with similar investment characteristics to the reporting unit. The second market approach is based on the publicly traded common shares of the Company, and the estimated fair value of the reporting unit is based on the applicable EBITDA multiples of the Company.

        In the first quarter of 2009, due to a decline in three of our reporting units' forecasted operating results, and to a lesser extent, a decline in our EBITDA multiples and the price of our common stock since December 31, 2008, we performed an interim goodwill impairment assessment for these three reporting units at March 31, 2009. We completed step one of our interim impairment test and the fair value analysis for goodwill and concluded that there were no impairments present and accordingly no impairment charge was recorded as of March 31, 2009.

        In the second quarter of 2009, due to a further decline in one of our reporting units' forecasted operating results, we performed an interim goodwill assessment and completed step one of our interim impairment test and fair value analysis for goodwill related to this reporting unit and concluded that there was no impairment present and accordingly no impairment charge was recorded as of June 30, 2009.

        Although we determined that there was no goodwill impairment at March 31 and June 30, 2009, the future occurrence of a potential indicator of impairment, such as a decrease in expected earnings, adverse equity market conditions, a decline in current market multiples, a decline in the price of our common stock, a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, strategic decisions made in response to economic or competitive conditions, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could require an interim assessment for some or all of the reporting units prior to the next required annual assessment. In the event of significant adverse changes of the nature described above, we may be required to recognize a non-cash impairment of goodwill, which could have a material adverse effect on our consolidated financial position and results of operations.

        We recorded a $34.0 million pre-tax charge in 2008 as a result of recognizing impairment related to an other than temporary decline in the fair market value of our auction rate securities investments. This impairment was due to the continuing decline in the creditworthiness of the issuers of these securities and the lack of a market for auction rate securities generally. The original cost of our auction rate securities investments was $44.7 million and the estimated remaining fair market value was $10.7 million at December 31, 2008 and $17.0 million at June 30, 2009. We continue to monitor developments in the market for auction rate securities including the specific securities in which we have invested. If liquidity conditions relating to these securities or the issuers worsen, we may recognize additional other than temporary impairments, which would result in the recognition of additional losses on our condensed consolidated statement of operations.

        In July 2009, AMBAC announced that it would discontinue paying the monthly dividends on its outstanding auction market preferred shares beginning August 1, 2009. Based on the information currently available, we will record an other-than-temporary loss of approximately $2.0 million in July 2009 and may record additional losses in the third quarter of 2009, for the decline in the estimated fair value of the two perpetual preferred stock investments.

         Product liability claims or regulatory actions could adversely affect our financial results or harm our reputation or the value of our brands.

        Claims for losses or injuries purportedly caused by some of our products arise in the ordinary course of our business. In addition to the risk of substantial monetary judgments, product liability claims or regulatory actions could result in negative publicity that could harm our reputation in the marketplace or adversely impact the value of our brands or our ability to sell our products in certain jurisdictions. We could also be required to recall possibly defective products, which could result in adverse publicity and significant expenses. Although we maintain product liability insurance coverage, potential product liability claims could be excluded or exceed coverage limits under the terms of our insurance policies.

         Our subsidiaries hold substantially all of our assets and conduct substantially all of our operations, and as a result we rely on distributions or advances from our subsidiaries.

        We conduct substantially all of our business through two direct wholly-owned subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US). These two subsidiaries, directly and indirectly, own substantially all of the assets of our business and conduct operations themselves and through other subsidiaries around the globe. Therefore, we depend on distributions or advances from our subsidiaries to meet our debt service and other obligations and to pay dividends with respect to shares of our common stock. Contractual provisions, laws or regulations to which we or any of our subsidiaries may become subject, tax inefficiencies and the financial condition and operating requirements of subsidiaries may reduce funds available for service of our indebtedness, dividends, and general corporate purposes.

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

        The following are important factors that the Company believes could cause actual results to differ materially from those in the Company's forward-looking statements: the implementation of the Company's Settlement agreement regarding the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against it arising from a 1998 transaction with W. R. Grace & Co.; general economic conditions; credit ratings; raw material pricing and availability; changes in the value of foreign currencies against the U.S. dollar; the effects of animal and food-related health issues; pandemics; legal and environmental matters involving the Company; and the other risk factors set forth above. Except as required by the federal securities laws, the Company undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

  (c)
  Issuer Purchases of Equity Securities

        The table below sets forth the total number of shares of the Company's common stock, par value $0.10 per share, that the Company repurchased in each month of the quarter ended June 30, 2009, the average price paid per share and the maximum number of shares that may yet be purchased under the Company's publicly announced plans or programs.

Period	Total Number of Shares Purchased(1) (a)	Average Price Paid per Share(1) (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2) (d)
Balance as of March 31, 2009				15,975,600
April 1, 2009 through April 30, 2009	17,061	—	—	15,975,600
May 1, 2009 through May 31, 2009	600	—	—	15,975,600
June 1, 2009 through June 30, 2009	2,000	—	—	15,975,600

Total	19,661	—	—	15,975,600

(1)
The Company did not purchase any shares during the quarter ended June 30, 2009 pursuant to its publicly announced program (described below). The Company did repurchase shares by means of (a) shares withheld from awards under the Company's 2005 contingent stock plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having the Company withhold shares from an award under that plan, (b) shares reacquired pursuant to the forfeiture provision of the Company's 2005 contingent stock plan, and (c) shares repurchased pursuant to the repurchase option provision of its 1998 contingent stock plan. (See table below.) The Company reports price calculations in column (b) in the table above only for shares purchased as part of its publicly announced program, when applicable, and includes commissions. For shares withheld for tax withholding obligations or other legally required charges, the Company withholds shares at a price equal to their fair market value. The Company does not make payments for shares reacquired by the Company pursuant to the forfeiture provision of the 2005 contingent stock plan as those shares are simply forfeited. The Company repurchased the 600 shares under the 1998 contingent stock plan at the issue price of the shares, which was $0.50 per share, after adjusting for the two-for-one stock split in 2007.

Period	Shares withheld for tax obligations and charges (a)	Average withholding price for shares in column "a" (b)	Forfeitures under 2005 Contingent Stock Plan (c)	Shares repurchased under 1998 Contingent Stock Plan (d)	Total (e)
April 2009	11,561	$14.57	5,500	—	17,061
May 2009	—	—	—	600	600
June 2009	—	—	2,000	—	2,000

Total	11,561	$14.57	7,500	600	19,661
(2)
On August 9, 2007, the Company announced that its Board of Directors had approved a new share repurchase program, authorizing the Company to repurchase in the aggregate up to 20 million shares of its issued and outstanding common stock. This new program replaced the Company's prior share repurchase program, which was terminated. Through June 30, 2009, the Company had repurchased 4,024,400 shares of the Company's common stock under the new program, leaving

  15,975,600 shares of common stock authorized for repurchase under the new program. The new program has no set expiration date.

Item 4.    Submission of Matters to a Vote of Security Holders.

        On May 20, 2009, the Company held its annual meeting of stockholders (the "Annual Meeting"). At the Annual Meeting, the stockholders voted:

  (i)
  to elect the entire Board of Directors of the Company; and

  (ii)
  to ratify the selection of KPMG LLP as the Company's independent auditor for the fiscal year ending December 31, 2009.

        The holders of a total of 146,330,965 shares of common stock were present in person or by proxy at the Annual Meeting, representing approximately 92.4% of the voting power of the Company entitled to vote at the Annual Meeting. Each share of common stock was entitled to one vote on each matter before the meeting. The votes cast on the matters before the Annual Meeting are set forth below.

        The stockholders elected each of the following nominees to the Company's Board of Directors, comprising the entire Board of Directors, by the following votes (with no broker non-votes):

Nominees for Election to Board of Directors:	For	Against	Abstain
Hank Brown	142,999,248	3,023,416	308,301
Michael Chu	144,561,707	1,456,959	312,299
Lawrence R. Codey	141,779,658	4,250,190	301,117
T. J. Dermot Dunphy	143,486,421	2,644,791	199,753
Charles F. Farrell, Jr.	143,043,306	2,943,555	344,104
William V. Hickey	142,865,372	3,248,137	217,456
Jacqueline B. Kosecoff	140,964,961	5,034,201	331,803
Kenneth P. Manning	132,506,486	13,523,496	300,983
William J. Marino	140,916,307	5,043,065	371,593

        The stockholders ratified the appointment of KPMG LLP as the independent auditor of the Company for the fiscal year ending December 31, 2009 by the following vote (with no broker non-votes):

For	143,980,191
Against	2,133,547
Abstentions	217,227

Item 6.    Exhibits.

        In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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
3.2
Amended and Restated By-Laws of the Company as currently in effect. (Exhibit 3.1 to the Company's Current Report on Form 8-K, Date of Report May 20, 2009, File No. 1-12139, is incorporated herein by reference.)
4.1
Indenture, dated as of June 18, 2009, of the Company, as Issuer, to U.S. Bank, National Association, as Trustee, regarding the Company's 7.875% Senior Notes Due 2017. (Exhibit 4.1 to the Company's Current Report on Form 8-K, Date of Report June 12, 2009, File No. 1-12139, is incorporated herein by reference.)
10.1
Purchase Agreement, dated as of June 12, 2009, by and among the Company, as issuer, and Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated and RBS Securities Inc., for themselves and the other initial purchasers named therein regarding the Company's 7.875% Senior Notes Due 2017. (Exhibit 10.1 to the Company's Current Report on Form 8-K, Date of Report June 12, 2009, File No. 1-12139, is incorporated herein by reference.)
10.2
Form of Sealed Air Corporation Performance Share Units Award Grant 2009-2010. (Exhibit 10.1 to the Company's Current Report on Form 8-K, Date of Report April 16, 2009, File No. 1-12139, is incorporated herein by reference.)*
10.3
Form of Sealed Air Corporation Performance Share Units Award Grant 2009-2011. (Exhibit 10.2 to the Company's Current Report on Form 8-K, Date of Report April 16, 2009, File No. 1-12139, is incorporated herein by reference.)*
10.4
Form of Waiver and Release of Sealed Air Corporation Performance Share Units 2008 Two Year Award and 2008 Three Year Award. (Exhibit 10.3 to the Company's Current Report on Form 8-K, Date of Report April 16, 2009, File No. 1-12139, is incorporated herein by reference.)*
31.1	Certification of William V. Hickey pursuant to Rule 13a-14(a), dated August 7, 2009.
31.2	Certification of David H. Kelsey pursuant to Rule 13a-14(a), dated August 7, 2009.
32	Certification of William V. Hickey and David H. Kelsey, pursuant to 18 U.S.C. § 1350, dated August 7, 2009.

*
Compensatory plan or arrangement of management required to be filed as an exhibit to this report on Form 10-Q.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEALED AIR CORPORATION
Date: August 7, 2009	By:	/s/ JEFFREY S. WARREN Jeffrey S. Warren Controller (Duly Authorized Executive Officer and Chief Accounting Officer)