Form 10-Q
period 2009-09-30
SEALED AIR CORP/DE
filed 2009-11-09
CIK 1012100

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
Or
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

        There were 158,960,030 shares of the registrant's common stock, par value $0.10 per share, issued and outstanding as of October 31, 2009.

SEALED AIR CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales:
Food Packaging	$463.4	$479.7	$1,336.1	$1,466.9
Food Solutions	229.6	255.9	655.0	751.0
Protective Packaging	306.1	377.2	868.0	1,141.7
Other	80.8	106.2	237.3	315.6

Total net sales	1,079.9	1,219.0	3,096.4	3,675.2
Cost of sales	768.8	925.3	2,211.5	2,746.2

Gross profit	311.1	293.7	884.9	929.0
Marketing, administrative and development expenses	180.0	193.2	515.5	582.9
Restructuring and other charges	0.9	61.3	1.2	63.8

Operating profit	130.2	39.2	368.2	282.3
Interest expense	(41.9)	(30.7)	(114.6)	(96.4)
Loss on debt redemption	(3.4)	—	(3.4)	—
Impairment of available-for-sale securities	(3.2)	(3.7)	(3.2)	(13.7)
Other expense, net	(2.4)	(1.3)	(4.2)	(3.2)

Earnings before income tax provision (benefit)	79.3	3.5	242.8	169.0
Income tax provision (benefit)	18.7	(5.7)	63.6	36.4

Net earnings available to common stockholders	$60.6	$9.2	$179.2	$132.6

Net earnings per common share:
Basic	$0.38	$0.06	$1.13	$0.83

Diluted	$0.34	$0.05	$0.99	$0.73

Dividends paid per common share	$0.12	$0.12	$0.36	$0.36

Weighted average number of common shares outstanding:
Basic	157.4	156.4	157.1	158.0

Diluted	178.3	174.6	184.9	189.0

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$487.1	$128.9
Receivables, net of allowance for doubtful accounts of $17.5 in 2009 and $19.5 in 2008	690.5	682.8
Inventories	513.2	564.3
Deferred taxes	179.5	230.4
Other current assets	73.4	66.3

Total current assets	1,943.7	1,672.7
Property and equipment, net	1,037.9	1,051.4
Goodwill	1,949.7	1,938.1
Non-current investments—available-for-sale securities	13.8	10.7
Deferred taxes	147.7	84.2
Other assets, net	240.0	228.9

Total assets	$5,332.8	$4,986.0

Liabilities and stockholders' equity
Current liabilities:
Short-term borrowings	$28.4	$37.6
Current portion of long-term debt	5.6	151.5
Accounts payable	228.1	277.2
Settlement agreement and related accrued interest	737.0	707.8
Accrued restructuring costs	19.0	49.4
Other current liabilities	435.4	398.7

Total current liabilities	1,453.5	1,622.2
Long-term debt, less current portion	1,565.4	1,289.9
Other liabilities	141.4	148.3

Total liabilities	3,160.3	3,060.4
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2009 and 2008	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 168,630,531 in 2009 and 168,111,815 in 2008; shares outstanding: 158,861,480 in 2009 and 157,882,527 in 2008	16.9	16.8
Common stock reserved for issuance related to asbestos settlement, $0.10 par value per share, 18,000,000 shares in 2009 and 2008	1.8	1.8
Additional paid-in capital	1,110.4	1,102.5
Retained earnings	1,486.0	1,364.3
Common stock in treasury, 9,769,051 shares in 2009 and 10,229,288 shares in 2008	(363.7)	(383.2)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(54.7)	(60.2)
Cumulative translation adjustment	(33.8)	(122.4)
Unrealized gains on available-for-sale securities	4.0	—
Unrealized gains on derivative instruments	4.4	5.0

Total accumulated other comprehensive loss, net of taxes	(80.1)	(177.6)

Total parent company stockholders' equity	2,171.3	1,924.6
Noncontrolling interests	1.2	1.0

Total stockholders' equity	2,172.5	1,925.6

Total liabilities and stockholders' equity	$5,332.8	$4,986.0

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net earnings available to common stockholders	$179.2	$132.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	135.2	130.6
Amortization of senior debt related items and other	1.5	1.3
Loss on debt redemption	3.4	—
Provision for bad debts	3.5	4.2
Impairment of available-for-sale securities	3.2	13.7
Deferred taxes, net	(20.7)	(2.6)
Net gain on disposals of property and equipment and other	(1.7)	(0.9)
Changes in operating assets and liabilities, net of effects of businesses acquired and disposed:
Receivables, net	98.0	(30.4)
Accounts receivable securitization program	(80.0)	135.0
Inventories	75.8	(57.6)
Other current assets	(3.2)	(25.6)
Other assets, net	0.9	(6.7)
Accounts payable	(56.1)	(10.2)
Income taxes payable	(10.5)	(18.7)
Other current liabilities	34.8	64.7
Other liabilities	(4.6)	(3.3)

Net cash provided by operating activities	358.7	326.1

Cash flows from investing activities:
Capital expenditures for property and equipment	(60.2)	(141.9)
Proceeds from sales of property and equipment	2.1	3.6
Businesses acquired in purchase transactions, net of cash and cash equivalents acquired	(0.7)	(2.9)
Other investing activities	1.5	2.2

Net cash used in investing activities	(57.3)	(139.0)

Cash flows from financing activities:
Proceeds from long-term debt	703.8	83.0
Payments of long-term debt	(583.9)	(303.7)
Dividends paid on common stock	(57.1)	(57.4)
Payment of debt issuance costs	(7.0)	—
Net (repayments) proceeds from short-term borrowings	(7.6)	7.0
Repurchases of common stock	—	(95.1)

Net cash provided by (used in) financing activities	48.2	(366.2)

Effect of foreign currency exchange rate changes on cash and cash equivalents	8.6	23.2

Cash and cash equivalents:
Balance, beginning of period	$128.9	$430.3
Net change during the period	358.2	(155.9)

Balance, end of period	$487.1	$274.4

Supplemental cash flow information:
Interest payments, net of amounts capitalized	$85.2	$77.9

Income tax payments	$90.1	$76.2

Non-cash items:
Unrealized gains on available-for-sale securities	$6.3	$2.4

Issuance of shares of the Company's common stock as part of the Company's 2008 employee profit sharing plan contribution	$5.9	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net earnings available to common stockholders	$60.6	$9.2	$179.2	$132.6
Other comprehensive income (loss), net of income taxes:
Recognition of deferred pension items, net of income tax provision of $0.4 for the three months ended September 30, 2009, $0.2 for the three months ended September 30, 2008, $1.2 for the nine months ended September 30, 2009 and $0.7 for the nine months ended September 30, 2008	1.9	1.3	5.5	4.2
Unrealized losses on derivative instruments, net of income tax benefit of $0.1 for the three months ended September 30, 2008, $0.3 for the nine months ended September 30, 2009 and $0.5 for the nine months ended September 30, 2008	—	(0.1)	(0.6)	(0.9)
Unrealized losses on available-for-sale securities, reclassified to net earnings, net of income tax benefit (provision) of $0.7 for the three and nine months ended September 30, 2009, $(1.4) for the three months ended September 30, 2008, and $(5.3) for the nine months ended September 30, 2008	(1.1)	2.3	(1.1)	8.4
Unrealized gains (losses) on available-for-sale securities, net of income tax (provision) benefit of $(0.6) for the three months ended September 30, 2009, $(0.1) for the three months ended September 30, 2008, $(3.0) for the nine months ended September 30, 2009 and $2.9 for the nine months ended September 30, 2008	1.2	0.3	5.1	(4.5)
Foreign currency translation adjustments	50.3	(104.3)	88.6	(0.9)

Comprehensive income (loss), net of income taxes	$112.9	$(91.3)	$276.7	$138.9

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

Basis of Presentation

        The condensed consolidated financial statements include all of the Company's accounts. All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's condensed consolidated balance sheet as of September 30, 2009 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 have been made. The results set forth in the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. All amounts are approximate due to rounding. Certain prior period amounts have been reclassified to conform to the current year's presentation. Reclassifications in the aggregate had an immaterial effect on the Company's condensed consolidated financial statements.

        The Company has evaluated subsequent events for recognition or disclosure in these consolidated financial statements through November 9, 2009, the date this Quarterly Report on Form 10-Q was issued.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(2) Recent Accounting Standards

Adopted in the Three Months Ended September 30, 2009

        In June 2009, the Financial Accounting Standards Board ("FASB"), established the FASB Accounting Standards Codification™ as the single source of authoritative U.S. GAAP. While this codification does not change U.S. GAAP, it changes the way the Company refers to U.S. GAAP in its consolidated financial statements and notes. The Company's adoption of this guidance did not have any impact on its consolidated financial position or results of operations. Unless necessary to clarify a point to readers, the Company will refrain from citing specific topic and section references when discussing application of U.S. GAAP or addressing new or pending accounting standard changes.

Pending Adoption

        In December 2008, the FASB issued new disclosure standards that provide guidance on an employer's disclosures about plan assets of a defined benefit pension plan or other postretirement plan, including disclosure of how investment allocation decisions are made, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and concentrations of credit risk. These new disclosure standards are effective for the Company's annual disclosures included in its 2009 Annual Report on Form 10-K. The adoption of these new disclosure standards will not impact the Company's consolidated financial position or results of operations as they are disclosure-only in nature.

        In June 2009, the FASB issued new accounting standards relating to the transfer of financial assets. These standards require entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. They also eliminate the concept of a "qualifying special-purpose entity," change the requirements for derecognizing financial assets and require additional disclosures. These standards are effective for the Company beginning January 1, 2010 and early application is prohibited. The Company is currently evaluating the impact these standards may have on its consolidated financial position and results of operations and specifically the impact they may have on its accounts receivable securitization program.

        Also, in June 2009, the FASB issued new accounting standards which change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. These standards are effective for the Company beginning January 1, 2010 and earlier application is prohibited. The Company is currently evaluating the impact these standards may have on its consolidated financial position and results of operations.

        In September 2009, the FASB ratified an amendment to accounting standards addressing revenue recognition for arrangements with multiple revenue-generating activities. The amendment addresses how revenue should be allocated to separate elements which could impact the timing of revenue recognition. The amendment is effective for the Company on a prospective basis for revenue arrangements entered into or materially modified in fiscal years ending after June 30, 2010 and earlier

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(2) Recent Accounting Standards (Continued)

application is permitted. The Company may elect, but is not required, to apply the standards retrospectively to all prior periods. The Company is currently evaluating the impact these standards may have on its consolidated financial position and results of operations.

        The Company reviewed all other significant newly issued accounting standards and concluded that they are either not applicable to the Company's business or that no material effect is expected on its consolidated financial position and results of operations as a result of future adoption.

(3) Segments

        The following table shows net sales, depreciation and amortization and operating profit by the Company's segment reporting structure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales:
Food Packaging	$463.4	$479.7	$1,336.1	$1,466.9
Food Solutions	229.6	255.9	655.0	751.0
Protective Packaging	306.1	377.2	868.0	1,141.7
Other	80.8	106.2	237.3	315.6

Total	$1,079.9	$1,219.0	$3,096.4	$3,675.2

Depreciation and amortization:
Food Packaging	$20.3	$18.9	$59.9	$56.1
Food Solutions	9.5	8.5	27.2	24.9
Protective Packaging	11.1	10.6	32.3	36.0
Other	6.0	4.9	15.8	13.6

Total	$46.9	$42.9	$135.2	$130.6

Operating profit(1):
Food Packaging	$63.5	$36.9	$184.5	$150.1
Food Solutions	21.4	17.1	66.3	52.3
Protective Packaging	41.4	39.6	108.1	130.3
Other	4.8	6.9	10.5	13.4

Total segments and other	131.1	100.5	369.4	346.1
Restructuring and other charges(2)	0.9	61.3	1.2	63.8

Total	$130.2	$39.2	$368.2	$282.3

(1)
Before taking into consideration restructuring and other charges.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(3) Segments (Continued)

(2)
The restructuring and other charges by the Company's segment reporting structure were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Food Packaging	$0.6	$28.2	$1.0	$30.4
Food Solutions	0.1	11.8	0.3	12.0
Protective Packaging	0.2	17.2	(0.1)	17.3
Other	—	4.1	—	4.1

Total	$0.9	$61.3	$1.2	$63.8

        Restructuring and other charges in the three months ended September 30, 2009 and in both periods of 2008 primarily relate to the Company's cost reduction and productivity program. The restructuring charge related to this program was $59.9 million for the three and nine months ended September 30, 2008. The remaining amount of restructuring and other charges in 2008 and 2009 related to the Company's global manufacturing strategy. See Note 4, "Cost Reduction and Productivity Program and Global Manufacturing Strategy," for further discussion.

        The following table shows assets allocated to the Company's reportable segments. Only assets which are identifiable by segment and reviewed by the Company's chief operating decision maker by segment are allocated to the reportable segment assets, which are trade receivables, net, and finished goods inventory, net. All other assets are included in "Assets not allocated." Assets not allocated primarily include goodwill of $1,949.7 million at September 30, 2009 and $1,938.1 million at December 31, 2008 and total property and equipment, net, of $1,037.9 million at September 30, 2009 and $1,051.4 million at December 31, 2008.

	September 30, 2009	December 31, 2008
Assets:
Trade receivables, net, and finished goods inventory, net
Food Packaging	$441.5	$443.1
Food Solutions	214.7	216.6
Protective Packaging	275.0	281.2
Other	58.5	72.5

Total segments and other	989.7	1,013.4
Assets not allocated	4,343.1	3,972.6

Total	$5,332.8	$4,986.0

Allocation of Goodwill to Reportable Segments

        The Company's management views goodwill as a corporate asset and does not allocate its goodwill balance to its reportable segments. However, the Company is required to allocate goodwill to each

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(3) Segments (Continued)

reporting unit in order to perform its annual impairment review of goodwill, which it does during the fourth quarter of the year. See Note 9, "Goodwill and Identifiable Intangible Assets," for the allocation of goodwill, the changes in goodwill balances in the nine months ended September 30, 2009 by the Company's segment reporting structure, and the details of the Company's interim goodwill impairment reviews.

(4) Cost Reduction and Productivity Program and Global Manufacturing Strategy

Cost Reduction and Productivity Program

        In the third quarter of 2008, the Company implemented a cost reduction and productivity program. The components of the restructuring accrual, which was primarily for termination benefits, through September 30, 2009 and the accrual balance remaining at September 30, 2009 related to this program are included in the table below. The Company expects to incur additional modest costs associated with this program in the remainder of 2009.

Restructuring accrual at December 31, 2008	$43.7
Cash payments made during 2009	(31.9)
Additional accrual for termination benefits	0.5
Effect of changes in foreign currency rates	(0.4)

Restructuring accrual at September 30, 2009	$11.9

        The Company expects to pay $11.7 million of the accrual balance remaining at September 30, 2009 within the next 12 months. This amount is included in other current liabilities on the condensed consolidated balance sheet at September 30, 2009. The remaining accrual of $0.2 million is expected to be paid by the end of 2010 and is included in other liabilities on the condensed consolidated balance sheet at September 30, 2009.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Through September 30,
	2009	2008	2009	2008	2009
Capital expenditures	$5.2	$16.3	$16.6	$43.8	$149.3
Associated costs(1)	2.3	2.2	7.6	5.9	30.2
Restructuring and other charges(2)	0.3	1.4	0.8	3.9	32.6

(1)
The associated costs principally include facility start-up costs, which are primarily included in cost of sales on the condensed consolidated statements of operations. These charges by the Company's reporting structure were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Food Packaging	$1.9	$1.4	$6.2	$2.8
Food Solutions	0.3	0.1	0.6	0.5
Protective Packaging	0.1	0.7	0.8	2.4
Other	—	—	—	0.2

Total	$2.3	$2.2	$7.6	$5.9

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

        The components of the restructuring accrual through September 30, 2009 and the accrual balance remaining at September 30, 2009 were as follows:

Restructuring accrual at December 31, 2008	$14.4
Cash payments made during 2009	(6.5)
Adjustment to accrual for termination benefits	(0.4)
Effect of changes in foreign currency rates	0.2

Restructuring accrual at September 30, 2009	$7.7

        The Company expects to pay $7.0 million of the accrual balance remaining at September 30, 2009 within the next 12 months. This amount is included in other current liabilities on the Company's condensed consolidated balance sheet at September 30, 2009. The remaining accrual of $0.7 million is

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(4) Cost Reduction and Productivity Program and Global Manufacturing Strategy (Continued)

expected to be paid by the end of the first half of 2011 and is included in other liabilities on the Company's condensed consolidated balance sheet at September 30, 2009.

(5) Available-for-Sale Investments

        The following tables summarize the Company's investments in available-for-sale securities, which are classified as non-current assets and are carried at fair value on the condensed consolidated balance sheets at September 30, 2009 and December 31, 2008:

	Estimated Fair Value at December 31, 2008	Gross Unrealized Gains	Gross Other Than Temporary Impairment	Estimated Fair Value at September 30, 2009
Auction rate securities:
Debt instruments with contractual maturity dates in 2021, 2033, and 2036	$7.7	$6.3	$(0.9)	$13.1
Non-cumulative perpetual preferred stock	3.0	—	(2.3)	0.7

Total	$10.7	$6.3	$(3.2)	$13.8

	Estimated Fair Value at December 31, 2007	Gross Unrealized Gains	Gross Other Than Temporary Impairment	Estimated Fair Value at December 31, 2008
Auction rate securities:
Debt instruments with contractual maturity dates in 2021, 2033, and 2036	$24.0	$0.7	$(17.0)	$7.7
Non-cumulative perpetual preferred stock	16.8	3.2	(17.0)	3.0

Total	$40.8	$3.9	$(34.0)	$10.7

        The Company's available-for-sale investments, consisting of auction rate securities at September 30, 2009 and December 31, 2008, are exposed to market risk related to changes in conditions in the U.S. financial markets and in the financial condition of the issuers of these securities. The Company's investment in auction rate securities at September 30, 2009 and December 31, 2008 had an original cost of $44.7 million (debt instruments of $24.7 million and non-cumulative perpetual preferred stock of $20.0 million).

        These auction rate securities consisted of two contingent capital securities that were converted into perpetual preferred stock of Ambac Assurance Corporation (AMBAC), the issuer, in December 2008, and three debt instruments issued individually by Primus Financial Products LLC (Primus) (maturity date 2021), River Lake Insurance Company, a wholly-owned subsidiary of Genworth Financial, Inc. (Genworth) (maturity date 2033) and Ballantyne Re Plc (Ballantyne) (maturity date 2036).

        These five securities historically were re-auctioned every twenty-eight days, which had provided a liquid market for them. However, as a result of continuing liquidity concerns affecting capital markets, particularly in the U.S., specifically for asset-backed securities, every auction held by the issuers for

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(5) Available-for-Sale Investments (Continued)

these auction rate securities in 2008 and thus far in 2009 failed. The Company received interest and dividend payments of $0.2 million for the three months ended September 30, 2009 and $1.0 million for the nine months ended September 30, 2009.

        The Company accounts for these investments as available-for-sale investments and determines whether a decline in fair value below its cost is temporary or other than temporary on a security-by-security basis. The objective of other-than-temporary impairment analysis under U.S. GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost.

        At September 30, 2009, the Company's valuation of two of its three debt instrument investments resulted in an unrealized gain of $6.3 million ($4.0 million, net of taxes), which was recorded in the three months ended September 30, 2009, primarily due to the improvement in the credit spread of Genworth. Also, as of September 30, 2009, the Company continues to receive all interest and dividend payments from its three debt instrument investments.

        At September 30, 2009, the Company's valuation of its two perpetual preferred stock investments resulted in the recognition of other-than-temporary impairment of $2.3 million ($1.4 million, net of taxes), which was recorded in the three months ended September 30, 2009. This impairment was primarily due to AMBAC's discontinuance of its monthly dividend payments on its outstanding auction market preferred shares beginning August 1, 2009. Based on this event, the Company updated its valuation to include a zero coupon rate for these securities. The Company also recognized other-than-temporary impairment of $0.9 million ($0.6 million, net of taxes) in the three months ended September 30, 2009 on its Ballantyne debt instrument investment, primarily due to the deterioration in the credit spread of Ballantyne.

        See Note 12, "Fair Value Measurements," for details on the inputs and valuation methodology used to calculate the estimated fair value of these investments.

        The Company continues to closely monitor developments in the market for auction rate securities including the specific securities in which it has invested. At September 30, 2009, the securities issuers that were rated by Moody's Investors Service, Inc. had ratings that ranged from Baa3 to Ca2 and ratings by Standard & Poor's, a division of the McGraw-Hill Companies, Inc., that ranged from BBB to C. At September 30, 2009, neither AMBAC nor Primus had a rating by Moody's and Primus was not rated by Standards & Poor's. The Company believes that it has sufficient liquidity to meet its operating cash needs without the sale of these securities.

        If credit or liquidity conditions relating to these securities or the issuers worsen, the Company may recognize additional other-than-temporary impairments, which would result in the recognition of additional losses on its condensed consolidated statement of operations.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(6) Accounts Receivable Securitization Program

        The Company and a group of its U.S. subsidiaries maintain an accounts receivable securitization program with a bank and an issuer of commercial paper administered by the bank. At September 30, 2009, the maximum purchase limit for receivables interests was $160.0 million and the program had an expiration date of December 2, 2012. This program includes a bank financing commitment that must be renewed annually prior to the expiration date. The bank commitment is scheduled to expire on December 4, 2009. The Company is currently seeking an additional 364 day renewal of the bank commitment prior to its expiration. While the bank is not obligated to renew the bank financing commitment, the Company has negotiated annual renewals since the commencement of the program in 2001.

        The amounts available from time to time under the program may be less than $160.0 million subject to the level of the eligible assets included in the U.S. accounts receivable portfolio. The level of eligible assets can be impacted by a number of factors, including, but not limited to, accounts receivable balances, the Company's credit rating, the Company's receivables collection experience and the creditworthiness of the Company's customers. During 2009, the level of eligible assets available under the program declined primarily due to lower accounts receivable balances and, to a lesser extent, the Company's current credit rating. As a result, the amounts available to the Company under the program decreased to approximately $79.2 million at September 30, 2009 from approximately $143.0 million available at December 31, 2008. Although the Company does not believe that these restrictive provisions presently materially restrict its operations, a breach of one or more of these restrictive provisions could result in a further decline in, or the elimination of, amounts available under the program.

        At December 31, 2008, the Company had $80.0 million outstanding under this program. In January 2009, the Company utilized an additional $51.0 million available to it under this program. Subsequently, in February 2009, the Company repaid the entire $131.0 million outstanding amount under this program utilizing funds available from its 12% Senior Notes issuance. As of September 30, 2009, the Company had no amounts outstanding under this program.

        The costs associated with the receivables program are reflected in other expense, net, on the Company's condensed consolidated statements of operations and were $0.6 million for the nine months ended September 30, 2009 and $2.1 million for the nine months ended September 30, 2008.

        The receivables program contains financial covenants relating to interest coverage and debt leverage similar to those contained in the Company's revolving credit facility. The Company was in compliance with these covenants at September 30, 2009.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(7) Inventories

        The following table presents details of the Company's inventories and the reduction of certain inventories to a LIFO basis:

	September 30, 2009	December 31, 2008
Inventories (at FIFO, which approximates replacement value):
Raw materials	$92.3	$98.7
Work in process	112.6	116.6
Finished goods	357.5	405.0

Subtotal (at FIFO)	562.4	620.3
Reduction of certain inventories to LIFO basis	(49.2)	(56.0)

Total	$513.2	$564.3

        The Company determines the value of non-equipment U.S. inventories by the last-in, first-out or LIFO inventory method. U.S. inventories determined by the LIFO method were $116.1 million at September 30, 2009 and $134.9 million at December 31, 2008.

(8) Property and Equipment, net

        The following table details the Company's property and equipment, net, at September 30, 2009 and December 31, 2008.

	September 30, 2009	December 31, 2008
Land and improvements	$50.0	$45.4
Buildings	608.1	565.1
Machinery and equipment	2,334.0	2,179.0
Other property and equipment	132.1	130.4
Construction-in-progress	53.1	123.9

	3,177.3	3,043.8
Accumulated depreciation and amortization	(2,139.4)	(1,992.4)

Property and equipment, net	$1,037.9	$1,051.4

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(8) Property and Equipment, net (Continued)

        The following table details the Company's interest cost capitalized and depreciation and amortization expense for property and equipment for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest cost capitalized	$1.1	$2.5	$5.4	$7.7
Depreciation and amortization expense for property and equipment	36.2	35.5	105.0	109.7

(9) Goodwill and Identifiable Intangible Assets

Goodwill

        The following table details the Company's goodwill balance at September 30, 2009 and December 31, 2008 by the Company's segment reporting structure.

	Balance at December 31, 2008	Goodwill Acquired	Foreign Currency Translation and Other	Balance at September 30, 2009
Food Packaging	$381.4	$—	$2.2	$383.6
Food Solutions	147.2	—	0.9	148.1
Protective Packaging	1,254.7	—	7.5	1,262.2
Other	154.8	0.5	0.5	155.8

Total	$1,938.1	$0.5	$11.1	$1,949.7

        The Company has seven reporting units that are included in the Company's segment reporting structure, six of which have significant goodwill balances allocated to them. The six reporting units with goodwill balances are: Food Packaging, Food Solutions, Protective Packaging, Shrink Packaging (included in the Protective Packaging segment) and Specialty Materials and Medical Applications (included in the Other category).

        The Company tests goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and at other times if events or circumstances exist that indicate the carrying value of goodwill may potentially no longer be recoverable. In the first quarter of 2009, due to a decline in the Company's Protective Packaging, Shrink Packaging and Specialty Materials reporting units' forecasted operating results, and to a lesser extent, a decline in the Company's EBITDA (defined as earnings before interest, taxes and depreciation and amortization) multiples and the price of the Company's common stock since December 31, 2008, the Company performed an interim goodwill impairment assessment for these three reporting units at March 31, 2009. The Company completed step one of its interim impairment test and the fair value analysis for goodwill and concluded that there were no impairments present, and accordingly no impairment charge was recorded as of March 31, 2009.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(9) Goodwill and Identifiable Intangible Assets (Continued)

        In the second quarter of 2009, due to a further decline in the Company's Specialty Materials reporting unit's forecasted operating results, the Company performed an interim goodwill impairment assessment and completed step one of its interim impairment test and fair value analysis for goodwill related to this reporting unit. The Company concluded that there was no impairment present and accordingly no impairment charge was recorded as of June 30, 2009.

        In the third quarter of 2009, the Company determined that there were no events or changes in circumstances that occurred that would indicate that the fair value of any of the Company's reporting units may be below their carrying value. The Company reviewed various factors consistent with prior quarters' analyses. These factors included such items as the Company's reporting units' forecasted operating results, its common stock price and its EBITDA multiples, all of which have either remained constant or have improved since June 30, 2009. As a result, the Company was not required to complete a step one interim impairment test and fair value analysis for goodwill related to any of its reporting units.

        Although the Company determined that there was no goodwill impairment through the nine months ended September 30, 2009, the future occurrence of a potential indicator of impairment, such as a decrease in expected earnings, adverse equity market conditions, a decline in current market multiples, a decline in the price of the Company's common stock, a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, strategic decisions made in response to economic or competitive conditions, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could require an interim assessment for some or all of the reporting units after the next required annual assessment in the fourth quarter of 2009. In the event of an adverse change of the natures described above, the Company may be required to recognize a non-cash impairment of goodwill, which could have a material adverse effect on the Company's consolidated financial position and results of operations.

  Identifiable Intangible Assets

        The following table summarizes the Company's identifiable intangible assets with definite and indefinite useful lives.

	September 30, 2009	December 31, 2008
Gross carrying value	$115.8	$113.7
Accumulated amortization	(55.2)	(49.5)

Total	$60.6	$64.2

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(9) Goodwill and Identifiable Intangible Assets (Continued)

        Amortization expense of identifiable intangible assets was $3.0 million for the three months ended September 30, 2009 and $3.3 million for the three months ended September 30, 2008, $8.8 million for the nine months ended September 30, 2009 and $8.1 million for the nine months ended September 30, 2008. These expenses are included in marketing, administrative and development expenses on the condensed consolidated statements of operations.

        Assuming no change in the gross carrying value of identifiable intangible assets from the value at September 30, 2009, the remaining estimated future amortization expense is as follows:

2009	$2.8
2010	10.3
2011	7.3
2012	5.7
2013	4.9
Thereafter	20.7

Total	$51.7

(10) Debt and Credit Facilities

        The Company's total debt outstanding consisted of the amounts set forth on the following table:

	September 30, 2009	December 31, 2008
Short-term borrowings	$28.4	$37.6
Current portion of long-term debt:
6.95% Senior Notes matured May 2009	—	136.7
Other current portion of long-term debt	5.6	14.8

Total current debt	34.0	189.1
5.625% Senior Notes due July 2013, less unamortized discount of $0.6 in 2009 and $0.7 in 2008	399.4	399.3
12% Senior Notes due February 2014(1)	300.9	—
7.875% Senior Notes due June 2017, less unamortized discount of $8.4 million in 2009	391.6	—
6.875% Senior Notes due July 2033, less unamortized discount of $1.5 in 2009 and 2008	448.5	448.5
3% Convertible Senior Notes redeemed July 2009	—	431.3
Other	25.0	10.8

Total long-term debt, less current portion	$1,565.4	$1,289.9

Total debt	$1,599.4	$1,479.0

(1)
Amount includes adjustments due to interest rate swaps. See Note 11, "Derivatives and Hedging Activities," for further discussion.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(10) Debt and Credit Facilities (Continued)

Senior Notes

  Redemption of 3% Convertible Senior Notes due 2033

        On July 19, 2009, the Company redeemed all $431.3 million of its 3% Convertible Senior Notes due 2033. The total redemption cash payment of $433.9 million included a 0.429% call premium of $1.9 million and accrued and unpaid interest of $0.7 million. The Company used net proceeds of $384.3 million from its June 2009 issuance of 7.875% Senior Notes due June 2017 plus available cash of $49.6 million to redeem these senior notes. In connection with the redemption, the Company recorded a $3.4 million pre-tax loss on the redemption of debt in the third quarter of 2009. This loss represented the 0.429% call premium mentioned above of $1.9 million and a write-down of the remaining debt issuance costs related to the issuance of these senior notes in July 2003 of $1.5 million.

  7.875% Senior Notes due 2017

        In June 2009, the Company completed an offering of $400.0 million of senior unsecured notes due 2017 with a coupon of 7.875%. The net proceeds from this issuance after deducting the discount of $8.7 million and debt issuance costs of $7.0 million were $384.3 million. These senior notes rank equally with all of the Company's other unsecured and unsubordinated indebtedness from time to time outstanding.

  12% Senior Notes

        In February 2009, the Company issued $300 million aggregate principal amount of 12% senior unsecured notes due 2014 in a private offering.

        Upon receipt of these funds, the Company repaid amounts outstanding under its revolving credit facility and its accounts receivable securitization program and retained the balance in cash and cash equivalents on its condensed consolidated balance sheet.

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

	September 30, 2009	December 31, 2008
Used lines of credit	$43.1	$46.7
Unused lines of credit	846.7	773.4

Total available lines of credit	$889.8	$820.1

Available lines of credit—committed	$620.3	$588.8
Available lines of credit—uncommitted	269.5	231.3

Total available lines of credit	$889.8	$820.1

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

        The revolving credit facility commitments include $28.0 million provided by Lehman Commercial Paper Inc., a subsidiary of Lehman Brothers Holdings Inc. As a result of the bankruptcy filing of Lehman Brothers Holdings Inc. and certain of its subsidiaries in September 2008, Lehman Commercial Paper Inc. is no longer funding borrowing requests under the revolving credit facility. At September 30, 2009, the total amount available and unused under the revolving credit facility was $472.0 million.

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

        During 2009, the Company borrowed funds from time to time under its revolving credit facility. Interest expense related to the funds drawn in 2009 was $0.2 million for the nine months ended September 30, 2009. The related weighted average interest rate for the borrowings was 2.9%. At September 30, 2009 there were no amounts outstanding under this facility.

        ANZ Facility—The Company has a 170.0 million Australian dollar, dual-currency revolving credit facility due March 2010, which was equivalent to $148.3 million at September 30, 2009. A syndicate of

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(10) Debt and Credit Facilities (Continued)

banks made this facility available to a group of the Company's Australian and New Zealand subsidiaries for general corporate purposes, including refinancing of previously outstanding indebtedness. The Company may re-borrow amounts repaid under the ANZ facility from time to time prior to the expiration or earlier termination of the facility. The Company plans to renew or replace the ANZ facility prior to its expiration date. However, the Company cannot give assurance that it will be able to renew or replace this facility. The Company has not utilized this facility in 2009, and at September 30, 2009 there were no amounts outstanding under this facility.

Covenants

        Each issue of the Company's outstanding senior notes imposes limitations on the Company's operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. The revolving credit facility contains financial covenants relating to interest coverage, debt leverage and minimum liquidity and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the Settlement agreement discussed above. The ANZ facility contains financial covenants relating to debt leverage, interest coverage and tangible net worth and restrictions on the creation of liens, the incurrence of additional indebtedness and asset sales, in each case relating to the Australian and New Zealand subsidiaries of the Company that are borrowers under the facility. At September 30, 2009 the Company was in compliance with the above financial covenants and limitations, as applicable.

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

Foreign Currency Forward Contracts

        The Company is exposed to market risk, such as fluctuations in foreign currency exchange rates. The Company's subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purposes of the Company's foreign

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(11) Derivatives and Hedging Activities (Continued)

currency hedging activities are to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies and to minimize the impact of the changes in foreign currencies related to certain foreign currency denominated interest-bearing intercompany loans and receivables and payables. The changes in fair value of these contracts are recognized in other expense, net, on the condensed consolidated statements of operations and are largely offset by the remeasurement of the underlying foreign currency denominated items. These contracts had original maturities of less than 12 months.

        The Company was party to foreign currency forward contracts with an aggregate notional amount of $468.9 million maturing through March 2010 at September 30, 2009 and $345.9 million maturing through December 2008 at September 30, 2008. At December 31, 2008, the Company was party to foreign currency forward contracts with an aggregate notional amount of $421.6 million maturing through March 2009.

        The estimated fair value of these contracts, which represents the estimated net payments that would be paid or that would be received by the Company in the event of termination of these contracts, based on the then current foreign currency exchange rates, was a net liability of $0.3 million at September 30, 2009. At December 31, 2008, the estimated fair value of these contracts was a net asset of $12.8 million. The related net gains and losses were largely offset by the net gains and losses resulting from the remeasurement of the underlying foreign currency denominated items.

Cash Flow Hedges

        The Company records gains and losses on foreign currency forward contracts qualifying as cash flow hedges in other comprehensive income, to the extent that these hedges are effective and until it recognizes the underlying transactions in net earnings, at which time it recognizes these gains and losses in other expense, net, on the condensed consolidated statements of operations.

        The amount of pre-tax gains (losses) reclassified from other comprehensive income to net earnings related to these contracts was $0.7 million for the three and nine months ended September 30, 2009 and $(0.3) million for the three months ended September 30, 2008 and $(0.4) million for the nine months ended September 30, 2008.

        Net unrealized after tax gains (losses) related to these contracts that were included in other comprehensive income for the three months and nine months ended September 30, 2009 and 2008 were immaterial. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.

Interest Rate Swaps

        From time to time, the Company may use interest rate swaps to manage its mix of fixed and floating rates on its outstanding indebtedness.

        At September 30, 2009, the Company had outstanding interest rate swaps with a total notional amount of $200.0 million that qualified and were designated as fair value hedges. The Company entered into these interest rate swaps to effectively convert a portion of its 12% Senior Notes into

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(11) Derivatives and Hedging Activities (Continued)

floating rate debt. The Company recorded a mark to market adjustment to record an increase of $0.9 million at September 30, 2009 in the fair value of the 12% Senior Notes due to changes in interest rates and an offsetting increase to other assets at September 30, 2009 to record the fair value of the related interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.

        In 2009, under the terms of the $200.0 million outstanding interest rate swap agreements, the Company received interest at a fixed rate and paid interest at variable rates that were based on the one-month London Interbank Offered Rate, or LIBOR. As a result, interest expense was reduced by $0.3 million in the three and nine months ended September 30, 2009.

Other Derivative Instruments

        The Company may use other derivative instruments from time to time, such as foreign exchange options to manage exposure due to foreign exchange rates and currency swaps related to access to additional sources of international financing. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At September 30, 2009, the Company had no foreign exchange options or currency swap agreements outstanding.

        See Note 12, "Fair Value Measurements," for a discussion of the inputs and valuation techniques used by the Company to determine the fair value of its outstanding derivative instruments.

        The following table details the fair value of the Company's derivative instruments included in the condensed consolidated balance sheets.

	Fair Value of Asset Derivatives(1)		Fair Value of (Liability) Derivatives(1)
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$0.4	$—	$(0.3)	$(0.1)

Interest rate swaps	$0.9	$—	$—	$—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	$0.3	14.6	$(0.6)	(1.8)

Total	$1.6	$14.6	$(0.9)	$(1.9)

(1)
Asset derivatives were included in other current assets for the foreign currency forward contracts and other assets for the interest rate swaps. Liability derivatives were included in other current liabilities on the condensed consolidated balance sheets.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(11) Derivatives and Hedging Activities (Continued)

        The following table details the effect of the Company's derivative instruments on the condensed consolidated statements of operations.

	Amount of Gain (Loss) Recognized in Net Earnings on Derivatives(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Derivatives designated as hedging instruments:
Interest rate swaps	$0.3	—	$0.3	$(2.1)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	(14.6)	4.1	(15.9)	(2.1)
Foreign currency option contracts	—	—	—	(0.2)

Total	$(14.3)	$4.1	$(15.6)	$(4.4)

(1)
Amounts recognized on the foreign currency forward and option contracts were included in other expense. Amounts recognized on the interest rate swaps were included in interest expense on the condensed consolidated statements of operations.

(12) Fair Value Measurements

        In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk in its assessment of fair value. Fair value measurement should be determined based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

September 30, 2009	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$47.9	$—	$47.9	$—

Non-current investments—available-for-sale securities	$13.8	$—	$—	$13.8

Derivative financial instruments net asset (liability):
Interest rate swaps	$0.9	$—	$0.9	$—

Foreign currency forward contracts	$(0.2)	$—	$(0.2)	$—

December 31, 2008	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$32.1	$1.9	$30.2	$—

Non-current investments—available-for-sale securities	$10.7	$—	$—	$10.7

Derivative financial instruments net asset:
Foreign currency forward contracts	$12.7	$—	$12.7	$—

        The following table shows a reconciliation of the Company's available-for-sale securities, which are measured at fair value on a recurring basis using Level 3 inputs, as of September 30, 2009:

Estimated fair value as of December 31, 2008	$10.7
Other-than-temporary impairment included in earnings through September 30, 2009	(3.2)
Unrealized gains recorded in other comprehensive income through September 30, 2009	6.3

Estimated fair value as of September 30, 2009	$13.8

Cash Equivalents

        The Company's cash equivalents at September 30, 2009 consisted of investments in commercial paper of $40.0 million and money market funds of $7.9 million (fair value determined using Level 2 inputs). The Company's cash equivalents at December 31, 2008 included time deposits (fair value determined using Level 1 inputs) and commercial paper (fair value determined using Level 2 inputs). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(12) Fair Value Measurements (Continued)

Non-current Investments—Available-for-Sale Securities

        The Company's non-current investments—available-for-sale securities consist of auction rate securities, which are recorded at fair value on the condensed consolidated balance sheets using an income approach valuation technique based on the Company's observations by analysis and interpretation from related securities in secondary markets (Level 3).

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

  Coupon—All of these investments are variable rate instruments, with interest rates resetting every 28 days based on a pre-determined formula. Since the workout period is assumed to be 10 years, the Company used the 10-year U.S. dollar interest rate swap rate plus an additional issuer credit spread to reflect a fixed coupon for the debt instruments over the 10-year period. The Company's coupon assumptions for its December 31, 2008 fair value valuation included a zero coupon rate for the two perpetual preferred stock investments since AMBAC (the securities' issuer) could have cancelled its dividends on its common stock. On August 1, 2009, AMBAC discontinued its dividend payments on these securities.

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

        See Note 5, "Available-for-Sale Investments," for additional information.

Derivative Financial Instruments

  Foreign Currency Forward Contracts and Interest Rate Swaps

        The Company's foreign currency forward contracts are recorded at fair value on the condensed consolidated balance sheets using the income approach valuation technique based on observable market inputs (Level 2).

        Observable market inputs used in the calculation of the fair value of foreign currency forward contracts include foreign currency spot and forward rates. In addition, other pricing data quoted by various banks and foreign currency dealers involving identical or comparable instruments are included.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(12) Fair Value Measurements (Continued)

        The Company's interest rate swaps are recorded at fair value on the condensed consolidated balance sheet using the income approach valuation technique based on observable market inputs (Level 2).

        Observable market inputs used in the calculation of the fair value of interest rate swaps include pricing data from counterparties to these swaps and a comparison is made to other market data including U.S. Treasury yields and swap spreads involving identical or comparable derivative instruments.

        Counterparties to these foreign currency forward contracts and interest rate swaps are rated at least A-by Standard & Poor's and A3 by Moody's. None of these counterparties experienced any significant ratings downgrades in the nine months ended September 30, 2009. The fair value generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date.

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

        Other liabilities that are at carrying value on the Company's consolidated balance sheets include the Company's senior notes. To calculate the fair value of the Company's senior notes at September 30, 2009 and December 31, 2008 the Company utilizes a market approach. Due to their limited investor base and the relatively small face value of each issue of the senior notes, they may not be actively traded on the date the fair value is calculated. Therefore, the Company utilizes prices and other relevant information generated by market transactions involving similar securities, reflecting U.S. Treasury yields to calculate the yield to maturity and the price on each of the Company's senior notes. These inputs are provided by an independent third party and are considered to be Level 2 inputs as described above.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(12) Fair Value Measurements (Continued)

        The carrying amounts and estimated fair values of the Company's debt at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
6.95% Senior Notes matured May 2009	$—	$—	$136.7	$135.3
3% Convertible Senior Notes redeemed in July 2009	—	—	431.3	374.9
5.625% Senior Notes due 2013	399.4	418.0	399.3	320.0
12% Senior Notes due February 2014(1)	300.9	323.1	—	—
7.875% Senior Notes due June 2017	391.6	418.0	—	—
6.875% Senior Notes due 2033	448.5	387.0	448.5	315.0
Other foreign loans	45.0	50.4	48.5	48.4
Other loans	14.0	25.7	14.7	11.2

Total debt	$1,599.4	$1,622.2	$1,479.0	$1,204.8

(1)
The carrying amount and fair value of such debt includes adjustments for interest rates swaps. See Note 11, "Derivatives and Hedging Activities."

        The fair value of the debt in the table above differs from the carrying amount due to changes in interest rates based on market conditions as of September 30, 2009 and December 31, 2008. The Company's fixed rate debt was $1,571.0 million at September 30, 2009 and $1,430.9 million at December 31, 2008. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% decrease in interest rates would result in an increase of $69.3 million in the fair value of the total debt balance at September 30, 2009. These changes in the fair value of the Company's fixed rate debt do not alter the Company's interest payment obligations or its obligation to repay the outstanding principal amount of such debt.

(13) Income Taxes

Effective Income Tax Rate and Income Tax Provision

        The Company's effective income tax rate was 23.6% for the three months ended September 30, 2009 and 26.2% for the nine months ended September 30, 2009. The Company's effective income tax rate was a benefit for the three months ended September 30, 2008 and 21.5% for the nine months ended September 30, 2008.

        The Company's income tax provision for the three months and nine months ended September 30, 2009 included benefits related to the utilization of income tax credits for which no benefit had previously been recognized for financial reporting purposes, partially offset by an increase in reserves relating to uncertain tax positions.

        For the three months and nine months ended September 30, 2009, the Company's effective income tax rate was lower than the statutory U.S. federal income tax rate of 35% primarily due to the lower

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(13) Income Taxes (Continued)

net effective income tax rate on foreign earnings and income tax benefits described above, partially offset by the increase in reserves described above and state income taxes.

        The Company's income tax provision for the nine months ended September 30, 2008 included the following income tax benefits:

  •
  a reduction in the estimated cost of repatriating certain foreign earnings;

  •
  a change in assertion made with regard to certain undistributed foreign earnings; and

  •
  the utilization of loss carryforwards in a foreign jurisdiction for which no benefit had previously been recognized for financial reporting purposes.

        For the three months and nine months ended September 30, 2008, the Company's effective income tax rate was lower than the statutory U.S. federal income tax rate of 35% primarily due to the lower net effective income tax rate on foreign earnings, as well as the income tax benefits described above, partially offset by state income taxes.

Unrecognized Tax Benefits

        The Company is providing the following disclosures related to the unrecognized tax benefits and the effect on the effective income tax rate if recognized.

	Gross	Net
Unrecognized tax benefits at January 1, 2009	$73.2	$63.5
Additions based on tax positions of prior years	5.8	5.8
Reductions for tax positions of prior years	(1.1)	(1.0)

Unrecognized tax benefits at September 30, 2009	$77.9	$68.3

        If the unrecognized tax benefits at September 30, 2009 were recognized, the Company's income tax provision would be decreased by $68.3 million, resulting in a substantially lower effective tax rate. Other than the Settlement agreement, whose timing is uncertain and out of the Company's control, there are no known tax positions reasonably possible to change over the next twelve months that would result in a material change in the Company's unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax provision on the condensed consolidated statements of operations.

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

        The Company recorded a pre-tax charge of $850.1 million as a result of the Settlement agreement in its consolidated statement of operations for the year ended December 31, 2002. The charge consisted of the following items:

  •
  a charge of $512.5 million covering a cash payment that the Company will be required under the Settlement agreement to make upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy. Because the Company cannot predict when a plan of reorganization may become effective, the Company recorded this liability as a current liability on the consolidated balance sheet at December 31, 2002. Under the terms of the Settlement agreement, this amount accrues interest at a 5.5% annual rate from December 21, 2002 to the date of payment. The Company has recorded this interest in interest expense on the consolidated statements of operations and in Settlement agreement and related accrued interest on the consolidated balance sheets. The accrued interest, which is compounded annually, was $224.5 million at September 30, 2009 and $195.3 million at December 31, 2008.

  •
  a non-cash charge of $321.5 million representing the fair market value at the date the Company recorded the charge of nine million shares of the Company's common stock expected to be issued under the Settlement agreement upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy, which was adjusted to eighteen million shares due to the two-for-one stock split in March 2007. These shares are subject to customary anti-dilution provisions that adjust for the effects of stock splits, stock dividends and other events affecting the Company's common stock. The fair market value of the Company's common stock was $35.72 per pre-split share ($17.86 post-split) as of the close of business on December 5, 2002. The Company recorded this amount on its consolidated balance sheet at December 31, 2002 as follows: $0.9 million representing the aggregate par value of these shares of common stock reserved for issuance related to the Settlement agreement, and the remaining $320.6 million, representing the excess of the aggregate fair market value over the aggregate par value of these common shares, in additional paid-in capital. The diluted earnings per common share calculations for the September 30, 2009 and 2008 periods reflect the eighteen million shares of common stock reserved for issuance related to the Settlement agreement.

  •
  $16.1 million of legal and related fees as of December 31, 2002.

        Settlement agreement and related costs reflected legal and related fees for Settlement-related matters of $0.4 million for the three months ended September 30, 2009 and $1.2 million for the nine

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(14) Commitments and Contingencies (Continued)

months ended September 30, 2009, which are included in other expense, net, on the Company's condensed consolidated statements of operations.

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

        On June 8, 2009, a senior manager with the voting agent appointed in the Grace bankruptcy case filed a declaration with the Bankruptcy Court certifying the voting results with respect to the PI Settlement Plan. This declaration was amended on August 5, 2009 (as amended, the "Voting Declaration"). According to the Voting Declaration, with respect to each class of claims designated as impaired by Grace, the PI Settlement Plan has been approved by holders of at least two-thirds in amount and more than one-half in number (or for classes voting for purposes of Section 524(g) of the Bankruptcy Code, at least 75% in number) of voted claims. The Voting Declaration also discusses the voting results with respect to holders of general unsecured claims ("GUCs") against Grace, whose votes have been provisionally solicited and counted subject to a determination by the Bankruptcy Court of whether GUCs are impaired (and, thus, entitled to vote) or, as Grace contends, unimpaired (and, thus, not entitled to vote). The Voting Declaration provides that more than one half of voting holders of GUCs have voted to accept the PI Settlement Plan, but that the provisional vote has not obtained the requisite two-thirds dollar amount to be deemed an accepting class in the event that GUCs are determined to be impaired. The Bankruptcy Court has yet to determine whether GUCs are impaired under the PI Settlement Plan. To the extent that GUCs are determined to be an impaired non-accepting class, Grace and the other plan proponents have indicated that they will nevertheless seek confirmation of the PI Settlement Plan under the "cram down" provisions contained in section 1129(b) of the Bankruptcy Code.

        Although the Company is optimistic that, if confirmed, the PI Settlement Plan may implement the terms of the Settlement agreement, there can be no assurance that this will be the case. The terms of

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(14) Commitments and Contingencies (Continued)

the PI Settlement Plan remain subject to amendment. Moreover, the PI Settlement Plan is subject to the satisfaction of a number of conditions, including the availability of exit financing and the approval of both the Bankruptcy Court and United States District Court for the District of Delaware (the "District Court"). A number of objections to the PI Settlement Plan have been filed and remain unresolved, and certain of these objections concern injunctions, releases and provisions as applied to the Company and/or that are contemplated by the Settlement agreement. The Bankruptcy Court conducted hearings to consider confirmation of the PI Settlement Plan on June 22-23, 2009, September 8-11 and September 14-17, 2009, and October 13-14, 2009. Closing arguments with respect to the PI Settlement Plan are scheduled to take place before the Bankruptcy Court on January 4-5, 2010.

        While several hearings to consider confirmation of the PI Settlement Plan have been held and while closing arguments are scheduled for January 4-5, 2010, the Company does not know whether or when a final plan of reorganization will become effective. Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) is confirmed by the Bankruptcy Court, approved by the District Court, and does become effective, the Company does not know whether the final plan of reorganization will be consistent with the terms of the Settlement agreement or if the other conditions to the Company's obligation to pay the Settlement agreement amount will be met. If these conditions are not satisfied or not waived by the Company, the Company will not be obligated to pay the amount contemplated by the Settlement agreement. However, if the Company does not pay the Settlement agreement amount, the Company and its affiliates will not be released from the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against the Company and all of these claims would remain pending and would have to be resolved through other means, such as through agreement on alternative settlement terms or trials. In that case, the Company could face liabilities that are significantly different from its obligations under the Settlement agreement. The Company cannot estimate at this time what those differences or their magnitude may be. In the event these liabilities are materially larger than the current existing obligations, they could have a material adverse effect on the Company's consolidated financial position and results of operations.

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

        In April 2001, Grace Canada, Inc. had obtained an order of the Superior Court of Justice, Commercial List, Toronto (the "Canadian Court"), recognizing the Chapter 11 actions in the United States of America involving Grace Canada, Inc.'s U.S. parent corporation and other affiliates of Grace Canada, Inc., and enjoining all new actions and staying all current proceedings against Grace Canada, Inc. related to asbestos under the Companies' Creditors Arrangement Act. That order has been renewed repeatedly. In November 2005, upon motion by Grace Canada, Inc., the Canadian Court ordered an extension of the injunction and stay to actions involving asbestos against the Company and its Canadian affiliate and the Attorney General of Canada, which had the effect of staying all of the Canadian actions referred to above. The Canadian Court has entered an order extending the stay until March 1, 2010. A global settlement of these Canadian actions, save and except for claims against the Canadian government, has been finalized and will be funded entirely by Grace (the "Canadian Settlement"). The Canadian Court issued an Order on October 17, 2008 approving of the Canadian Settlement, and released its detailed reasons for that order on October 23, 2008. The Company does

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(14) Commitments and Contingencies (Continued)

not have any positive obligations under the Canadian Settlement, but is a beneficiary of the release of claims. The release in favor of the Grace parties (including the Company) will become operative upon the effective date of a plan of reorganization in Grace's United States Chapter 11 bankruptcy proceeding. As filed, the PI Settlement Plan contemplates that the claims released under the Canadian Settlement will be subject to injunctions under Section 524(g) of the Bankruptcy Code. However, by its terms, the Canadian Settlement was, unless amended, to have become null and void if a confirmation order in the Grace U.S. bankruptcy proceeding was not granted prior to October 31, 2009. As indicated, no confirmation order has yet been entered in the Grace U.S. bankruptcy proceeding and there can be no assurance that the Canadian Settlement will be amended to allow the settlement to continue in place. Moreover, there can be no assurance that the PI Settlement Plan (or any other plan of reorganization) will be confirmed by the Bankruptcy Court, approved by the District Court, or will become effective. Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) is confirmed by the Bankruptcy Court, approved by the District Court, and does become effective, if the final plan of reorganization does not include comparable provisions or if the Canadian courts refuse to enforce the final plan of reorganization in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify the Company and its subsidiaries in these cases, then the Company could be required to pay substantial damages, which the Company cannot estimate at this time and which could have a material adverse effect on the Company's consolidated financial position and results of operations.

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

        On April 27, 2009 the Company reached an agreement in principle with the plaintiff to settle the MPERS v. Sealed Air Corporation, et al. case, subject to documentation and Court approval. The agreement provides for payment of $20.0 million, which will be substantially funded by the Company's primary and excess insurance carriers. On May 27, 2009, the Court entered an Order formally closing the action without costs and without prejudice to the right, upon good cause shown within sixty days, to reopen the matter if the settlement were not consummated. On August 25, 2009, the Court entered an Order granting preliminary approval to the settlement and setting a hearing for final approval of the settlement on December 2, 2009.

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

        During the second quarter of 2009, one of the Company's foreign subsidiaries received notice of a product liability claim from a large food industry customer. The claim was in connection with a material that was supplied by the Company's foreign subsidiary and was unique to that Food Solutions' customer. The customer claimed damage to certain food products. In July 2009, the Company's foreign subsidiary agreed to make a payment which, as of September 30, 2009, was equivalent to $8.4 million, in full and final settlement of the customer's claim. While the Company's insurers are still investigating this matter, the Company's insurers have paid the Company approximately $5.3 million on account of the claims, and accordingly, in the third quarter of 2009, the Company recorded a pre-tax charge of $3.1 million in cost of sales on the Company's condensed consolidated statement of operations for the remaining portion of the claim.

(15) Stockholders' Equity

Quarterly Cash Dividends

        During the nine months ended September 30, 2009, the Company declared and paid quarterly cash dividends of $0.12 per common share on March 20, 2009 to stockholders of record at the close of business on March 6, 2009, on June 19, 2009 to stockholders of record on June 5, 2009 and on September 18, 2009 to stockholders of record on September 4, 2009. The Company used available cash totaling $57.1 million to pay these quarterly cash dividends.

        On October 22, 2009, the Company's Board of Directors declared a quarterly cash dividend of $0.12 per common share. This dividend is payable on December 18, 2009 to stockholders of record at the close of business on December 4, 2009. The estimated amount of this dividend payment is $19.1 million based on approximately 159.0 million shares of the Company's common stock issued and outstanding as of October 31, 2009.

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

        The two-year and three-year PSU awards made in the first quarter of 2008 were primarily based on goals that were established using the 2008 operating income projection available at that time. In early 2009, the Compensation Committee determined that the goals were unlikely to be met given that the level of 2008 operating income attained was significantly below the target for 2008, the first year of both cycles. Therefore, the executive officers and other recipients of these awards would not be eligible to earn long term incentive compensation until the end of the next three-year cycle in 2011. Thus the Compensation Committee determined that the two-year and three-year PSU awards made in 2008 no longer provided incentives for performance or retention.

        As a result, during the first quarter of 2009, the Compensation Committee offered executive officers and other selected key executives two-year PSU awards on the condition that they waive and release their rights under the 2008 PSU awards. In addition, the Compensation Committee made the customary three-year PSU awards to the executive officers and other selected key executives. Both the two-year awards and the three-year awards were formulated in light of economic conditions and uncertainties for 2009 and beyond.

        The total target number of PSUs is 701,962 units for each of the two-year PSU awards and the three-year PSU awards made in 2009. The total number of PSUs to be issued for each of the two-year awards and the three-year awards can range from zero to 200% of the target number of PSUs depending on the level of achievement of the operating performance goals and measures and the discretion of the Compensation Committee.

        The Company recognized $3.5 million of compensation expense in the three months ended September 30, 2009 and $8.6 million of compensation expense in the nine months ended September 30, 2009 related to the 2009 two-year and three-year PSU awards. This expense was calculated based on management's estimate as of September 30, 2009 of the level of achievement of the operating

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(15) Stockholders' Equity (Continued)

performance goals and measures as set forth in the Company's Proxy Statement for its 2009 Annual Meeting of Stockholders. The amount is based on the share price of the Company's common stock at the end of each reporting period. Each quarter, the amount will be adjusted up or down to reflect the effects of stock price changes and these adjustments will be included in compensation expense. This compensation expense is included in marketing, administrative and development expenses on the condensed consolidated statement of operations with a credit to additional paid-in-capital within stockholders' equity. As of September 30, 2009, based on the price of the Company's common stock of $19.63 per share, the estimated amount of compensation expense to be recognized over the remaining vesting periods of the PSU awards was approximately $18.9 million. The estimated amount of future compensation expense will fluctuate based on: (1) the level of achievement of the two-year and three-year targets considered probable in future quarters, which impacts the number of PSUs that could be issued; and (2) the future price of the Company's common stock.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(16) Net Earnings Per Common Share

        The following table sets forth the reconciliation of the basic and diluted net earnings per common share computations for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic Net Earnings Per Common Share:
Numerator
Net earnings available to common stockholders	$60.6	$9.2	$179.2	$132.6
Distributed and allocated undistributed net earnings to non-vested restricted stockholders	(0.5)	(0.1)	(1.4)	(1.1)

Distributed and allocated undistributed net earnings to common stockholders	60.1	9.1	177.8	131.5
Distributed net earnings—dividends paid to common stockholders	(18.9)	(18.8)	(56.6)	(56.9)

Allocation of undistributed net earnings (loss) to common stockholders	$41.2	$(9.7)	$121.2	$74.6

Denominator
Weighted average number of common shares outstanding—basic	157.4	156.4	157.1	158.0

Basic net earnings per common share:
Distributed net earnings to common stockholders	$0.12	$0.12	$0.36	$0.36
Allocated undistributed net earnings (loss) to common stockholders	0.26	(0.06)	0.77	0.47

Basic net earnings per common share:	$0.38	$0.06	$1.13	$0.83

Diluted Net Earnings Per Common Share:
Numerator
Distributed and allocated undistributed net earnings to common stockholders	$60.1	$9.1	$177.8	$131.5
Add: Allocated undistributed net earnings to non-vested restricted stockholders	0.4	—	1.0	0.7
Interest on 3% Convertible Senior Notes, net of taxes(1)	0.4	—	4.4	5.9
Less: Undistributed net earnings reallocated to non-vested restricted stockholders	(0.3)	—	(0.9)	(0.6)

Net earnings available to common stockholders—diluted	$60.6	$9.1	$182.3	$137.5

Denominator
Weighted average number of common shares outstanding—basic	157.4	156.4	157.1	158.0
Effect of assumed issuance of Settlement agreement shares	18.0	18.0	18.0	18.0
Effect of non-vested restricted stock units	0.2	0.2	0.2	0.2
Effect of conversion of 3% Convertible Senior Notes(1)	2.7	—	9.6	12.8

Weighted average number of common shares outstanding—diluted	178.3	174.6	184.9	189.0

Diluted net earnings per common share	$0.34	$0.05	$0.99	$0.73

(1)
On July 20, 2009, the Company redeemed all of its 3% Convertible Senior Notes. As a result, the Company expects its weighted average number of common shares outstanding—diluted to be approximately 176 million for the three months ended December 31, 2009 and 183 million for the year ended December 31, 2009. In calculating diluted net earnings per common share for the three months ended September 30, 2008, net earnings available to common stockholders—diluted and the weighted average number of common shares outstanding—diluted excluded the effect of conversion of the Company's 3% Convertible Senior Notes as the effect was antidilutive.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(16) Net Earnings Per Common Share (Continued)

        On January 1, 2009, the Company adopted a new accounting standard that requires non-vested share-based payment awards that contain non-forfeitable rights to dividends to be treated as participating securities, and therefore they were included in computing earnings per common share using the two-class method. The two-class method is an earnings allocation formula that calculates basic and diluted net earnings per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings. The Company's non-vested restricted stock issued under its 2005 Contingent Stock Plan are considered participating securities since these securities have non-forfeitable rights to dividends when the Company declares a dividend during the contractual period of the share-based payment award.

        When calculating diluted net earnings per common share, the more dilutive effect of applying either of the following is presented: (a) the two-class method assuming that the participating security is not exercised or converted, or, (b) the treasury stock method for the participating security. The Company's diluted net earnings per common share above were calculated using the two-class method since such method was more dilutive.

        The calculations of basic and diluted net earnings per common share for 2008 have been adjusted to reflect this change and this change did not have a material impact.

Diluted Weighted Average Number of Common Shares Outstanding

        The Company's diluted weighted average number of common shares outstanding provides for the following items if their inclusion is dilutive: (1) the effect of the assumed issuance of 18 million shares of common stock reserved for the Company's Settlement agreement, (2) the effect of non-vested restricted stock units using the treasury stock method, and (3) the effect of conversion of the Company's 3% Convertible Senior Notes due June 2033. The Company's PSU awards discussed in Note 15, "Stockholders' Equity," and its Stock Leverage Opportunity awards discussed in Note 17, "Shareholders' Equity," in the Company's 2008 Annual Report on Form 10-K, have been excluded from the diluted weighted average number of common shares outstanding in the three and nine months ended September 30, 2009 and 2008 as they are contingently issuable shares that had not met the performance conditions as of these periods.

(17) Other Expense, Net

        The following table provides details of the Company's other expense, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest and dividend income	$2.0	$3.4	$6.0	$11.3
Net foreign exchange transaction losses	(3.2)	(1.5)	(6.2)	(7.5)
Settlement agreement and related costs	(0.4)	(0.8)	(1.2)	(1.4)
Noncontrolling interests	0.5	0.5	1.3	0.7
Other, net	(1.3)	(2.9)	(4.1)	(6.3)

Other expense, net	$(2.4)	$(1.3)	$(4.2)	$(3.2)

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

        See Note 10, "Debt and Credit Facilities," of Notes to Condensed Consolidated Financials for further information.

  Quarterly Cash Dividends

        During the nine months ended September 30, 2009, the Company declared and paid quarterly cash dividends of $0.12 per common share in each quarter. The Company used available cash totaling $57.1 million to pay these quarterly cash dividends.

        On October 22, 2009, the Company's Board of Directors declared a quarterly cash dividend of $0.12 per common share. This dividend is payable on December 18, 2009 to stockholders of record at the close of business on December 4, 2009. The estimated amount of this dividend payment is $19.1 million based on approximately 159.0 million shares of the Company's common stock issued and outstanding as of October 31, 2009.

Highlights of Financial Performance

        Highlights of the Company's financial performance in the third quarter and first nine months of 2009 compared with the same period of 2008 were:

	Third Quarter of			First Nine Months of
			% Change			% Change
	2009	2008		2009	2008
Net sales:
U.S.	$497.9	$533.2	(7)%	$1,464.8	$1,632.3	(10)%
As a % of total net sales	46.1%	43.7%		47.3%	44.4%
International	582.0	685.8	(15)	1,631.6	2,042.9	(20)
As a % of total net sales	53.9%	56.3%		52.7%	55.6%

Total net sales	$1,079.9	$1,219.0	(11)	$3,096.4	$3,675.2	(16)

Gross profit	$311.1	$293.7	6	$884.9	$929.0	(5)
As a % of total net sales	28.8%	24.1%		28.6%	25.3%
Marketing, administrative and development expenses	180.0	193.2	(7)	515.5	582.9	(12)
As a % of total net sales	16.7%	15.8%		16.6%	15.9%
Restructuring and other charges	0.9	61.3	(99)	1.2	63.8	(98)

Operating profit	$130.2	$39.2	#	$368.2	$282.3	30

As a % of total net sales	12.1%	3.2%		11.9%	7.7%
Net earnings available to common stockholders	$60.6	$9.2	#	$179.2	$132.6	35%

Net earnings per common share:
Basic	$0.38	$0.06		$1.13	$0.83

Diluted	$0.34	$0.05		$0.99	$0.73

# Denotes a variance greater than 100%

        The Company's consolidated unit volume results, detailed below, for both the third quarter and the first nine months of 2009 were lower than comparable periods primarily reflecting weak global economic conditions. The Company's Protective Packaging segment and its Specialty Materials business, which combined represent approximately 32% of the Company's consolidated net sales in the period, were the most impacted by the recessionary conditions. These lower unit volumes were judged by management to be consistent with the Company's peers in each segment and with economic indicators of customer demand in each segment and geographic region. The Company continues to believe that the unit volume declines experienced in these businesses do not represent a shift in the Company's competitiveness or in the quality of its products and solutions.

        Comparing the third quarter of 2009 with the second quarter of 2009, or sequentially, the Protective Packaging segment and Specialty Materials business experienced a combined 8% reported increase in net sales. Excluding a 3% impact of foreign currency translation, these businesses recorded a 5% increase in net sales. This increase reflected a combination of a seasonal lift, modest customer inventory restocking and, to a lesser extent, new product placements. Sequentially, the Company's Food Packaging and Food Solutions segments experienced a combined 4% reported increase in net sales; however, excluding a 4% impact of foreign currency translation, net sales of these segments were flat, which reflected regional animal production rates and lower meat consumption primarily in some European countries.

        The Company's product price/mix results declined sequentially, and in the third quarter of 2009 compared with the same period of 2008, which reflected selected selling price reductions in some areas of the business attributable to the impact of lower input costs, the timing of price increases in 2008 and, to a lesser extent, competitive situations. These declines were partially offset by the benefits of the Company's pricing initiatives in 2008 primarily realized in the first half of 2009.

        See the discussion below for further details about the changes in net sales by the Company's segment reporting structure and by geographic region and operating profit by the Company's segment reporting structure and further details of the material factors that contributed to the changes.

Net Sales by the Company's Segment Reporting Structure

        The following table presents the Company's net sales by the Company's segment reporting structure:

	Third Quarter of			First Nine Months of
			% Change			% Change
	2009	2008		2009	2008
Net sales:
Food Packaging	$463.4	$479.7	(3)%	$1,336.1	$1,466.9	(9)%
As a % of total net sales	42.9%	39.4%		43.1%	39.9%
Food Solutions	229.6	255.9	(10)	655.0	751.0	(13)
As a % of total net sales	21.3%	21.0%		21.2%	20.4%
Protective Packaging	306.1	377.2	(19)	868.0	1,141.7	(24)
As a % of total net sales	28.3%	30.9%		28.0%	31.1%
Other	80.8	106.2	(24)	237.3	315.6	(25)
As a % of total net sales	7.5%	8.7%		7.7%	8.6%

Total	$1,079.9	$1,219.0	(11)%	$3,096.4	$3,675.2	(16)%

        The following tables present the components of change in net sales for the third quarter of 2009 and first nine months of 2009 as compared with the same periods of 2008. The Company also presents the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which the Company defines as "constant dollar." The Company believes using constant dollar comparisons aids in the comparability with other periods.

Third Quarter of 2009	Food Packaging		Food Solutions		Protective Packaging		Other		Total Company
Volume—Units	$25.0	5.2%	$(3.9)	(1.5)%	$(44.5)	(11.8)%	$(26.3)	(24.8)%	$(49.7)	(4.1)%
Volume—Acquired businesses, net of dispositions	—	—	—	—	—	—	(0.2)	(0.1)	(0.2)	—
Product price/mix	(5.4)	(1.1)	(5.4)	(2.1)	(12.4)	(3.3)	5.6	5.1	(17.6)	(1.4)
Foreign currency translation	(35.9)	(7.5)	(17.0)	(6.7)	(14.2)	(3.7)	(4.5)	(4.2)	(71.6)	(5.9)

Total Change (U.S. GAAP)	$(16.3)	(3.4)%	$(26.3)	(10.3)%	$(71.1)	(18.8)%	$(25.4)	(24.0)%	$(139.1)	(11.4)%

Add: Foreign currency translation	$35.9	7.5%	$17.0	6.7%	$14.2	3.7%	$4.5	4.2%	$71.6	5.9%

Total constant dollar change (Non-U.S. GAAP)	$19.6	4.1%	$(9.3)	(3.6)%	$(56.9)	(15.1)%	$(20.9)	(19.8)%	$(67.5)	(5.5)%

First Nine Months of 2009	Food Packaging		Food Solutions		Protective Packaging		Other		Total Company
Volume—Units	$(40.0)	(2.7)%	$(31.5)	(4.2)%	$(199.4)	(17.5)%	$(75.2)	(23.8)%	$(346.1)	(9.4)%
Volume—Acquired businesses, net of dispositions	—	—	—	—	2.2	0.2	—	—	2.2	0.1
Product price/mix	50.4	3.4	6.9	0.9	(16.4)	(1.4)	14.8	4.6	55.7	1.5
Foreign currency translation	(141.2)	(9.6)	(71.4)	(9.5)	(60.1)	(5.3)	(17.9)	(5.7)	(290.6)	(7.9)

Total Change (U.S. GAAP)	$(130.8)	(8.9)%	$(96.0)	(12.8)%	$(273.7)	(24.0)%	$(78.3)	(24.9)%	$(578.8)	(15.7)%

Add: Foreign currency translation	$141.2	9.6%	$71.4	9.5%	$60.1	5.3%	$17.9	5.7%	$290.6	7.9%

Total constant dollar change (Non-U.S. GAAP)	$10.4	0.7%	$(24.6)	(3.3)%	$(213.6)	(18.7)%	$(60.4)	(19.2)%	$(288.2)	(7.8)%

        The strengthening of the U.S. dollar relative to foreign currencies contributed to the unfavorable foreign currency translation impact in both the third quarter and first nine months of 2009 as compared with the same periods in 2008.

        The following net sales discussions below are on a constant dollar basis.

Food Packaging Segment Net Sales

  Third Quarter 2009 compared with 2008

        The $19.6 million, or 4%, increase in net sales in 2009 compared with 2008 was primarily due to:

  •
  an increase in unit volume in the United States of $28.2 million, or 14%;

        partially offset by:

  •
  the unfavorable impact of product price/mix in the United States of $15.1 million, or 8%.

        The increase in unit volume in the United States was primarily due to a favorable comparison to the third quarter of 2008 as customers purchased products in the second quarter of 2008 that would have normally been purchased in the third quarter of 2008. These purchases were made in advance of the Company's enterprise software launch in the United States on July 1, 2008. Also contributing to this increase, but to a lesser extent, was higher local meat production in this region during the third quarter of 2009.

        The unfavorable impact of product price/mix in the United States was primarily due to selected selling price reductions on new and renewed contracts in the third quarter of 2009 for some Food Packaging products, which reflected lower input costs (as discussed in Cost of Sales below).

  First Nine Months of 2009 compared with 2008

        The $10.4 million, or 1%, increase in net sales in 2009 compared with 2008 was primarily due to:

  •
  the favorable impacts of product price/mix in Europe of $11.3 million, or 4%, and in the United States of $7.9 million, or 1%;

        partially offset by:

  •
  decreases in unit volume in the United States of $12.5 million, or 2%, and in Europe of $16.8 million, or 5%.

        The favorable impacts of product price/mix in Europe and the United States were primarily attributable to the timing of price increases in 2008.

        The decreases in unit volume in the United States and Europe were primarily due to declines in local meat production during the first nine months of 2009 and, to a lesser extent, lower equipment sales, both of which reflected the continuing economic weakness in these regions.

Food Solutions Segment Net Sales

  Third Quarter 2009 compared with 2008

        The $9.3 million, or 4%, decrease in net sales in 2009 compared with 2008 was primarily due to a decline in unit volume in Europe of $11.0 million, or 10%, primarily due to the unfavorable impact of reduced meat consumption in some countries reflecting the continuing economic weakness in this region, which in turn resulted in lower sales of the Company's case-ready packaging products.

        Also contributing to this decrease was an unfavorable impact of product price/mix in the United States of $4.0 million, or 4%, which was primarily due to selling price adjustments implemented in the third quarter of 2009 primarily for outsourced trays that have formula pricing terms. These price adjustments were implemented in response to lower input costs (as discussed in Cost of Sales below).

  First Nine Months of 2009 compared with 2008

        The $24.6 million, or 3%, decrease in net sales in 2009 compared with 2008 was primarily due to a decline in unit volume in Europe of $33.0 million, or 11%, partially offset by the favorable impact of product price/mix in this region of $9.4 million, or 3%. The decline in unit volume was primarily due to the unfavorable impact of reduced consumption of certain meats in some countries reflecting the continuing economic weakness in this region, which in turn resulted in lower sales of the Company's case-ready packaging products. The favorable impact of product price/mix was primarily attributed to the timing of price increases in 2008.

Protective Packaging Segment Net Sales

  Third Quarter 2009 compared with 2008

        The $56.9 million, or 15%, decrease in net sales in 2009 compared with 2008 was primarily due to declines in unit volumes in North America of $25.5 million, or 12%, and in Europe of $16.2 million, or 15%, which were principally attributable to continuing economic weakness in these regions, which were consistent with external manufacturing output and export and shipping trends.

  First Nine Months of 2009 compared with 2008

        The $213.6 million, or 19%, decrease in net sales in 2009 compared with 2008 was primarily due to declines in unit volumes in North America of $108.5 million, or 17%, and in Europe of $64.8 million, or 19%, which were principally attributable to the items mentioned above.

Other Net Sales

  Third Quarter 2009 compared with 2008

        The $20.9 million, or 20%, decrease in net sales in 2009 compared with 2008 was primarily due to declines in unit volumes in North America of $12.3 million, or 31%, and in Europe of $10.3 million, or 22%. The declines in unit volumes in North America and in Europe were primarily attributed to lower unit volumes for some of the Company's Specialty Materials products, which were principally the result of continuing economic weakness in these regions consistent with external manufacturing output and export and shipping trends.

  First Nine Months of 2009 compared with 2008

        The $60.4 million, or 19%, decrease in net sales in 2009 compared with 2008 was primarily due to declines in unit volumes in North America of $35.0 million, or 30%, and in Europe of $29.7 million, or 20%. The declines in unit volumes in North America and in Europe were primarily due to lower unit volumes in some of the Company's Specialty Materials products, which were principally attributable to the factors mentioned above.

  Net Sales by Geographic Region

        The following table shows net sales by geographic region:

	Third Quarter of			First Nine Months of
			% Change			% Change
	2009	2008		2009	2008
Net sales:
U.S.	$497.9	$533.2	(7)%	$1,464.8	$1,632.3	(10)%
As a % of total net sales	46.1%	43.7%		47.3%	44.4%
International	582.0	685.8	(15)	1,631.6	2,042.9	(20)
As a % of total net sales	53.9%	56.3%		52.7%	55.6%

Total net sales	$1,079.9	$1,219.0	(11)	$3,096.4	$3,675.2	(16)

        By geographic region, the components of the decrease in net sales for the third quarter of 2009 compared with the same period of 2008 were as follows:

Third Quarter of 2009	U.S.		International		Total Company
Volume—Units	$(6.7)	(1.3)%	$(43.0)	(6.3)%	$(49.7)	(4.1)%
Volume—Acquired businesses, net of dispositions	—	—	(0.2)	—	(0.2)	—
Product price/mix	(28.6)	(5.4)	11.0	1.6	(17.6)	(1.4)
Foreign currency translation	—	—	(71.6)	(10.4)	(71.6)	(5.9)

Total	$(35.3)	(6.7)%	$(103.8)	(15.1)%	$(139.1)	(11.4)%

        The components of the decrease in net sales for the first nine months of 2009 compared with the same period of 2008 were as follows:

First Nine Months of 2009	U.S.		International		Total Company
Volume—Units	$(158.8)	(9.7)%	$(187.3)	(9.2)%	$(346.1)	(9.4)%
Volume—Acquired businesses, net of dispositions	2.2	0.1	—	—	2.2	0.1
Product price/mix	(10.9)	(0.7)	66.6	3.3	55.7	1.5
Foreign currency translation	—	—	(290.6)	(14.2)	(290.6)	(7.9)

Total	$(167.5)	(10.3)%	$(411.3)	(20.1)%	$(578.8)	(15.7)%

Cost of Sales

        The following table shows the Company's cost of sales:

	Third Quarter of			First Nine Months of
			% Change			% Change
	2009	2008		2009	2008
Cost of sales	$768.8	$925.3	(17)	$2,211.5	$2,746.2	(19)
As a % of net sales	71.2%	75.9%		71.4%	74.7%

  Third Quarter of 2009 compared with 2008

        Excluding a favorable impact of foreign currency translation of $52.9 million, cost of sales would have decreased $103.6 million in 2009 compared with 2008. This decline was primarily due to the impact of lower unit volumes mentioned above as well as lower input costs, including lower average petrochemical-based raw material costs of approximately $60.0 million and lower freight and energy costs of approximately $14.0 million.

  First Nine Months of 2009 compared with 2008

        Excluding a favorable impact of foreign currency translation of $221.7 million, cost of sales would have decreased $313.0 million in 2009 compared with 2008. This decline was primarily due to the impact of lower unit volumes mentioned above as well as lower input costs, including lower average petrochemical-based raw material costs of approximately $170.0 million and lower freight and energy costs of approximately $30.0 million.

        Also contributing to the decrease in cost of sales in both periods of 2009 compared with 2008 were realized total incremental benefits estimated to be approximately $10.0 million in the third quarter of 2009 and $30.0 million in the first nine months of 2009 from the Company's global manufacturing strategy and the 2008 cost reduction and productivity program.

Marketing, Administrative and Development Expenses

        The following table shows the Company's marketing, administrative and development expenses:

	Third Quarter of			First Nine Months of
			% Change			% Change
	2009	2008		2009	2008
Marketing, administrative and development expenses	$180.0	$193.2	(7)	$515.5	$582.9	(12)
As a % of net sales	16.7%	15.8%		16.6%	15.9%

  Third Quarter of 2009 compared with 2008

        Excluding a favorable impact of foreign currency translation of $9.4 million, these expenses would have decreased $3.8 million, which was primarily due to:

  •
  lower employee salary and benefits costs of approximately $6.0 million in 2009 primarily related to the reduction of headcount from the Company's 2008 cost reduction and productivity program; and

  •
  reduced expenses due to the favorable impact of expense control initiatives in 2009, including a decrease in travel and entertainment expenses of approximately $2.6 million.

        These items were partially offset by higher accruals for management incentive compensation expenses of approximately $5.0 million in 2009 as a result of management's progress towards meeting its 2009 financial performance goals. This compares with lower accruals in 2008 as a result of the Company not being on track to meet its 2008 financial performance goals.

  First Nine Months of 2009 compared with 2008

        Excluding a favorable impact of foreign currency translation of $37.4 million, these expenses would have decreased $30.0 million, which was primarily due to:

  •
  lower employee salary and benefits costs of approximately $20.0 million in 2009 primarily related to the reduction of headcount from the Company's 2008 cost reduction and productivity program; and

  •
  reduced expenses due to the favorable impact of expense control initiatives in 2009, including a decrease in travel and entertainment expenses of approximately $13.2 million.

        These items were partially offset by higher accruals for management incentive compensation expenses of approximately $11.0 million in 2009 as a result of management's progress towards meeting its 2009 financial performance goals. This compares with lower accruals in 2008 as a result of the Company not being on track to meet its 2008 financial performance goals.

Cost Reduction and Productivity Program and Global Manufacturing Strategy

Cost Reduction and Productivity Program

        In the third quarter of 2008, the Company implemented a cost reduction and productivity program. The components of the restructuring accrual, which was primarily for termination benefits, through September 30, 2009 and the accrual balance remaining at September 30, 2009 related to this program are included in the table below. The Company expects to incur additional modest costs associated with this program in the remainder of 2009.

Restructuring accrual at December 31, 2008	$43.7
Cash payments made during 2009	(31.9)
Additional accrual for termination benefits	0.5
Effect of changes in foreign currency rates	(0.4)

Restructuring accrual at September 30, 2009	$11.9

        The Company expects to pay $11.7 million of the accrual balance remaining at September 30, 2009 within the next 12 months. This amount is included in other current liabilities on the condensed consolidated balance sheet at September 30, 2009. The remaining accrual of $0.2 million is expected to be paid by the end of 2010 and is included in other liabilities on the condensed consolidated balance sheet at September 30, 2009.

        See "Cost of Sales" and "Marketing, Administrative and Development Expenses" above, for a discussion of the benefits realized from this program in 2009.

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

        The Company announced the first phase of this multi-year global manufacturing strategy in July 2006. At the end of 2008, the construction phase of the program was substantially complete. The Company has realized approximately $25.0 million of benefits from this program for the full year 2008, and these benefits are expected to increase to annual benefits of $45.0 million in 2009 and to $55.0 million in 2010 and thereafter. The Company anticipates full year 2009 pre-tax charges related to this program to be approximately $20.0 million. The actual timing of future capital expenditures and related costs is subject to change due to a variety of factors that may cause a portion of the spending and benefits to occur in future periods.

        The capital expenditures, associated costs and related restructuring charges and the total amounts incurred since inception of this multi-year strategy are included in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
					Cumulative Through September 30, 2009
	2009	2008	2009	2008
Capital expenditures	$5.2	$16.3	$16.6	$43.8	$149.3
Associated costs(1)	2.3	2.2	7.6	5.9	30.2
Restructuring and other charges(2)	0.3	1.4	0.8	3.9	32.6

(1)
The associated costs principally include facility start-up costs, which are primarily included in cost of sales on the condensed consolidated statements of operations. These charges by the Company's reporting structure were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Food Packaging	$1.9	$1.4	$6.2	$2.8
Food Solutions	0.3	0.1	0.6	0.5
Protective Packaging	0.1	0.7	0.8	2.4
Other	—	—	—	0.2

Total	$2.3	$2.2	$7.6	$5.9

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

        The components of the restructuring accrual through September 30, 2009 and the accrual balance remaining at September 30, 2009 were as follows:

Restructuring accrual at December 31, 2008	$14.4
Cash payments made during 2009	(6.5)
Adjustment to accrual for termination benefits	(0.4)
Effect of changes in foreign currency rates	0.2

Restructuring accrual at September 30, 2009	$7.7

        The Company expects to pay $7.0 million of the accrual balance remaining at September 30, 2009 within the next 12 months. This amount is included in other current liabilities on the Company's condensed consolidated balance sheet at September 30, 2009. The remaining accrual of $0.7 million is expected to be paid by the end of the first half of 2011 and is included in other liabilities on the Company's condensed consolidated balance sheet at September 30, 2009.

Operating Profit

        Management evaluates the performance of each reportable segment based on its operating profit. Operating profit by the Company's segment reporting structure for the 2009 and 2008 periods was as follows:

	Third Quarter of			First Nine Months of
			% Change			% Change
	2009	2008		2009	2008
Food Packaging	$63.5	$36.9	72%	$184.5	$150.1	23%
As a % of Food Packaging net sales	13.7%	7.7%		13.8%	10.2%
Food Solutions	21.4	17.1	25	66.3	52.3	27
As a % of Food Solutions net sales	9.3%	6.7%		10.1%	7.0%
Protective Packaging	41.4	39.6	5	108.1	130.3	(17)
As a % of Protective Packaging net sales	13.5%	10.5%		12.5%	11.4%
Other	4.8	6.9	(30)	10.5	13.4	(22)
As a % of Other net sales	5.9%	6.5%		4.4%	4.2%

Total segments and other	131.1	100.5	31	369.4	346.1	7
As a % of total net sales	12.1%	8.2%		11.9%	9.4%
Restructuring and other charges(1)	0.9	61.3	(99)	1.2	63.8	(98)

Total operating profit	$130.2	$39.2	#	$368.2	$282.3	30%

As a % of total net sales	12.1%	3.2%		11.9%	7.7%

#
Denotes a variance greater than 100%

(1)
The restructuring and other charges by the Company's segment reporting structure were as follows:

	Third Quarter of		First Nine Months of
	2009	2008	2009	2008
Food Packaging	$0.6	$28.2	$1.0	$30.4
Food Solutions	0.1	11.8	0.3	12.0
Protective Packaging	0.2	17.2	(0.1)	17.3
Other	—	4.1	—	4.1

Total	$0.9	$61.3	$1.2	$63.8

        See "Cost Reduction and Productivity Program and Global Manufacturing Strategy," above for further discussion of the Company's restructuring and other charges.

  Food Packaging Segment Operating Profit

        The increase in operating profit in both the third quarter and first nine months of 2009 compared with the same periods of 2008 was primarily due to lower average petrochemical-based raw material costs of approximately $25.0 million in the third quarter of 2009 and $65.0 million in the first nine months of 2009. The increase in operating profit as a percentage of Food Packaging net sales in the third quarter of 2009 compared with the same period of 2008 primarily reflected lower unit volumes and record high average petrochemical-based raw material costs in 2008.

  Food Solutions Segment Operating Profit

        The increase in operating profit in both the third quarter and first nine months of 2009 compared with the same periods of 2008 was primarily due to lower average petrochemical-based raw material costs of approximately $10.0 million in the third quarter of 2009 and $30.0 million in the first nine months of 2009, partially offset by the decrease in unit volumes mentioned above. Food Solutions' operating profit was unfavorably impacted in the third quarter and first nine months of 2008 by a

$3.1 million pre-tax charge related to a product liability claim. See, "Other Litigation and Claims," of Note 14, "Commitments and Contingencies," of Notes to Condensed Consolidated Financial Statements for more information regarding this claim.

  Protective Packaging Segment Operating Profit

        The increase in operating profit in the third quarter of 2009 compared with the same period of 2008 was primarily due to lower average petrochemical-based raw material costs of approximately $20.0 million, partially offset by lower unit volumes mentioned above.

        The decrease in operating profit in the first nine months of 2009 compared with the same period of 2008 was primarily due to lower unit volumes mentioned above. Partially offsetting these declines were lower average petrochemical-based raw material costs of approximately $60.0 million.

  Other Operating Profit

        The decrease in operating profit in both the third quarter and the first nine months of 2009 compared with the same periods of 2008 was primarily due to the lower unit volumes mentioned above.

Interest Expense

        The following table provides details of the Company's interest expense:

	Third Quarter of		First Nine Months of
	2009	2008	2009	2008
Interest expense on the amount payable pursuant to the Settlement agreement	$9.7	$9.2	$29.2	$27.7
Interest expense on the Company's senior notes:
5.375% Senior Notes matured April 2008	—	—	—	7.1
6.95% Senior Notes matured May 2009	—	4.0	3.6	12.1
3% Convertible Senior Notes redeemed July 2009	0.8	3.6	8.0	10.8
5.625% Senior Notes due July 2013	5.4	5.5	16.4	16.4
12% Senior Notes due February 2014	8.7	—	23.1	—
7.875% Senior Notes due June 2017	8.2	—	9.3	—
6.875% Senior Notes due July 2033	7.8	7.7	23.2	23.2
Other interest expense	2.4	3.1	7.2	6.8
Less: capitalized interest	(1.1)	(2.4)	(5.4)	(7.7)

Total	$41.9	$30.7	$114.6	$96.4

        Interest expense on the Company's senior notes includes the amortization of capitalized senior debt issuance costs and bond discounts.

        As a result of the financing transactions discussed in "Liquidity and Capital Resources" below, the Company expects its full year 2009 interest expense to be approximately $155.0 million. This compares to $128.1 million of interest expense for the full year 2008.

Loss on Debt Redemption

        In the third quarter of 2009, the Company redeemed all $431.3 million of its 3% Convertible Senior Notes due 2033 and recorded a $3.4 million pre-tax loss. This loss represented a 0.429% call premium of $1.9 million and a write-down of the remaining debt issuance costs related to the issuance of these senior notes in July 2003 of $1.5 million. See Note 10, "Debt and Credit Facilities," of Notes to Condensed Consolidated Financial Statements for further discussion.

Impairment of Available-for-Sale Securities

        At September 30, 2009, the Company's valuation of some of its auction rate security investments resulted in the recognition of other-than-temporary impairment of $3.2 million ($2.0 million, net of taxes), which was recorded in the third quarter of 2009. See Note 5, "Available-for-Sale Investments," of Notes to Condensed Consolidated Financial Statements for further discussion.

Other Expense, Net

        The following table provides details of the Company's other expense, net:

	Third Quarter of		First Nine Months of
	2009	2008	2009	2008
Interest and dividend income	$2.0	$3.4	$6.0	$11.3
Net foreign exchange transaction losses	(3.2)	(1.5)	(6.2)	(7.5)
Settlement agreement and related costs	(0.4)	(0.8)	(1.2)	(1.4)
Noncontrolling interests	0.5	0.5	1.3	0.7
Other, net	(1.3)	(2.9)	(4.1)	(6.3)

Other expense, net	$(2.4)	$(1.3)	$(4.2)	$(3.2)

        Interest and dividend income decreased in the third quarter and first nine months of 2009 compared with the same periods in 2008, primarily due to a decline in interest rates on the Company's short-term investments.

Income Taxes

        The Company's effective income tax rate was 23.6% for the third quarter of 2009 and 26.2% for the first nine months of 2009. The Company's effective income tax rate was a benefit for the third quarter of 2008 and 21.5% for the first nine months of 2008.

        The Company's income tax provision for the third quarter and for the first nine months of 2009 included benefits related to the utilization of income tax credits for which no benefit had previously been recognized for financial reporting purposes, partially offset by an increase in reserves relating to uncertain tax positions.

        For the third quarter and for the first nine months of 2009, the Company's effective income tax rate was lower than the statutory U.S. federal income tax rate of 35% primarily due to the lower net effective income tax rate on foreign earnings and income tax benefits described above, partially offset by the increase in reserves described above and state income taxes.

        The Company's income tax provision for the first nine months of 2008 included the following income tax benefits:

  •
  a reduction in the estimated cost of repatriating certain foreign earnings,

  •
  a change in assertion made with regard to certain undistributed foreign earnings, and

  •
  the utilization of loss carryforwards in a foreign jurisdiction for which no benefit had previously been recognized for financial reporting purposes.

        For the third quarter and for the first nine months of 2008, the Company's effective income tax rate was lower than the statutory U.S. federal income tax rate of 35% primarily due to the lower net effective income tax rate on foreign earnings, as well as the income tax benefits described above, partially offset by state income taxes.

        The Company's expected 2009 full year effective income tax rate is approximately 26%.

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

  •
  an analysis of the Company's cash flows and changes of working capital for the first nine months of 2009;

  •
  an updated description of the Company's derivative financial instruments; and

  •
  a description of changes in the Company's stockholders' equity for the first nine months of 2009.

Material Commitments and Contingencies

  Cryovac Transaction Commitments and Contingencies

        The Company recorded a charge of $850.1 million in the fourth quarter of 2002, of which $512.5 million represents a cash payment that the Company is required to make (subject to the satisfaction of the terms and conditions of the Settlement agreement) upon the effectiveness of a plan of reorganization in the bankruptcy of W.R. Grace & Co. The Company did not use cash in any period with respect to this liability. While several hearings to consider confirmation of the PI Settlement Plan have been held and while closing arguments with respect to the PI Settlement Plan are scheduled for January 4-5, 2010, the Company does not know whether or when a final plan of reorganization will become effective or whether the final plan will be consistent with the terms of the Settlement agreement. The Company currently expects to fund this payment by using a combination of accumulated cash and cash equivalents, future cash flows from operations and funds available under its revolving credit facility or its accounts receivable securitization program, both described below. The cash payment of $512.5 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. The Company has recorded this accrued interest in Settlement agreement and related accrued interest on its condensed consolidated balance sheets, and these amounts were $224.5 million at September 30, 2009 and $195.3 million at December 31, 2008.

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

Material Cash Obligations and Principal Sources of Liquidity

        The Company requires cash to fund its operating expenses, capital expenditures, interest, taxes and dividend payments and to pay its debt obligations and other long-term liabilities as they come due. The Company's principal sources of liquidity are cash flows from operations, accumulated cash and cash equivalents and amounts available under its existing lines of credit described below, including the revolving credit facility and the ANZ facility, and its accounts receivable securitization program.

        In 2009, the Company redeemed all $431.3 million of its 3% Convertible Senior Notes, retired all of its outstanding 6.95% Senior Notes and issued $400.0 million of 7.875% Senior Notes and $300.0 million of 12% Senior Notes. As a result of these transactions, the Company expects to incur a net additional $30.0 million of interest expense for the year ended December 31, 2009 as compared to 2008. The Company believes that its current liquidity position and future cash flows from operations will enable it to fund the Company's operations, including the items mentioned above and the cash payment under the Settlement agreement should it become payable within the next 12 months.

        With respect to the Settlement agreement, the Company does not know whether or when a final plan of reorganization for Grace will become effective or whether the final plan will be consistent with the terms of the Settlement agreement. See "Cryovac Transaction Commitments and Contingencies," above for further discussion. Grace's PI Settlement Plan is subject to the satisfaction of a number of conditions, including the availability of exit financing and the approval of both the Bankruptcy Court and United States District Court for the District of Delaware, adding to the uncertainty as to when the plan might become effective.

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

  Cash and Cash Equivalents

        The following table summarizes the Company's accumulated cash and cash equivalents:

	September 30, 2009	December 31, 2008
Cash and cash equivalents	$487.1	$128.9

        See "Analysis of Historical Cash Flows" below.

  Lines of Credit

        The following table summarizes the Company's available committed and uncommitted lines of credit, including the credit facility and the ANZ facility, which are discussed below:

	September 30, 2009	December 31, 2008
Used lines of credit	$43.1	$46.7
Unused lines of credit	846.7	773.4

Total available lines of credit	$889.8	$820.1

Available lines of credit—committed	$620.3	$588.8
Available lines of credit—uncommitted	269.5	231.3

Total available lines of credit	$889.8	$820.1

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

        The revolving credit facility commitments include $28.0 million provided by Lehman Commercial Paper Inc., a subsidiary of Lehman Brothers Holdings Inc. As a result of the bankruptcy filing of Lehman Brothers Holdings Inc. and certain of its subsidiaries in September 2008, Lehman Commercial Paper Inc. is no longer funding borrowing requests under the revolving credit facility. At September 30, 2009, the total amount available and unused under the revolving credit facility was $472.0 million.

        ANZ Facility—The Company has a 170.0 million Australian dollar, dual-currency revolving credit facility due March 2010, which was equivalent to $148.3 million at September 30, 2009. A syndicate of banks made this facility available to a group of the Company's Australian and New Zealand subsidiaries for general corporate purposes, including refinancing of previously outstanding indebtedness. The Company may re-borrow amounts repaid under the ANZ facility from time to time prior to the expiration or earlier termination of the facility. The Company plans to renew or replace the ANZ prior to its expiration date. However, the Company cannot give assurance that it will be able to renew or replace this facility. The Company has not utilized this facility in 2009, and at September 30, 2009, there were no amounts outstanding under this facility.

        See Note 10, "Debt and Credit Facilities," of Notes to Condensed Consolidated Financial Statements for further discussion.

  Accounts Receivable Securitization Program

        The Company and a group of its U.S. subsidiaries maintain an accounts receivable securitization program with a bank and an issuer of commercial paper administered by the bank. At September 30, 2009, the maximum purchase limit for receivables interests was $160.0 million and the program had an expiration date of December 2, 2012. The program includes a bank financing commitment that must be renewed annually prior to the expiration date. The bank commitment is scheduled to expire on December 4, 2009. The Company is currently seeking an additional 364 day renewal of the bank commitment prior to its expiration. While the bank is not obligated to renew the bank financing commitment, the Company has negotiated annual renewals since the commencement of the program in 2001.

        The amounts available from time to time under the program may be less than $160.0 million subject to the level of the eligible assets included in the U.S. accounts receivable portfolio. The level of eligible assets can be impacted by a number of factors, including, but not limited to, accounts receivable balances, the Company's credit rating, the Company's receivables collection experience and the creditworthiness of the Company's customers. During 2009, the level of eligible assets available under the program declined primarily due to lower accounts receivable balances and, to a lesser extent, the Company's current credit rating. As a result, the amount available to the Company under the program decreased to approximately $79.2 million at September 30, 2009 from approximately $143.0 million available at December 31, 2008. Although the Company does not believe that these restrictive provisions presently materially restrict its operations, a breach of one or more of these restrictive provisions could result in a further decline in, or the elimination of, amounts available under the program.

        See Note 6, "Accounts Receivable Securitization Program," of Notes to Condensed Consolidated Financial Statements for additional information concerning this program.

  Covenants

        At September 30, 2009, the Company was in compliance with its financial covenants and limitations, as discussed in "Covenants," of Note 10, "Debt and Credit Facilities," of Notes to Condensed Consolidated Financial Statements.

  Debt Ratings

        The Company's cost of capital and ability to obtain external financing may be affected by its debt ratings, which the credit rating agencies review periodically. The Company's long-term senior unsecured debt rating is currently rated BB+ (stable outlook) by Standard & Poor's. This rating is considered non-investment grade. The Company's long-term senior unsecured debt rating is currently rated Baa3 (negative outlook) by Moody's. This rating is considered investment grade. If the Company's credit ratings are downgraded, there could be a negative impact on the Company's ability to access capital markets and borrowing costs could increase. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

Outstanding Indebtedness

        See Note 10, "Debt and Credit Facilities," of Notes to Condensed Consolidated Financial Statements for information on the Company's outstanding debt.

Analysis of Historical Cash Flows

        The following table summarizes the Company's changes in cash flows for the first nine months of September 30, 2009 and 2008:

	Nine Months Ended September 30,
			Increase (Decrease)	% Increase (Decrease)
	2009	2008
Net cash provided by operating activities	$358.7	$326.1	$32.6	10.0%
Net cash used in investing activities	(57.3)	(139.0)	(81.7)	(58.8)
Net cash provided by (used in) financing activities	48.2	(366.2)	414.4	#

#
Denotes a change equal to or greater than 100%

  Net Cash Provided by Operating Activities

        The increase in net cash provided from operating activities primarily resulted from:

  •
  a decrease in cash used for inventories of $133.4 million, primarily due to management's efforts to maintain lower inventory levels in line with lower sales volumes and the benefit of lower average petrochemical-based raw material costs experienced in 2009;

  •
  an increase in cash generated from receivables, net, of $128.4 million, primarily attributable to the impact of lower net sales in 2009 and, to a lesser extent, improved collections in 2009; and

  •
  an increase in net earnings adjusted for non-cash activity of $24.7 million primarily due to a $46.6 million increase in net earnings in 2009.

        partially offset by:

  •
  a decrease of net cash of $215.0 million resulting from the repurchases in 2009 and sales in 2008 of receivable interests under the Company's accounts receivable securitization program. The Company used available cash of $80.0 million to fund the repurchase of receivable interests in 2009, compared with the receipt of $135.0 million in cash from the sale of receivable interests in 2008; and

  •
  an increase in cash used for accounts payable of $45.9 million, primarily due to the timing of payments.

  Net Cash Used in Investing Activities

        The decrease in net cash used in investing activities was primarily due to lower capital expenditures in 2009 compared with 2008. Capital expenditures decreased $81.7 million in 2009 compared with 2008, primarily due to the substantial completion of the construction phase in the fourth quarter of 2008 of three new plants in developing markets associated with the Company's global manufacturing strategy.

        The Company expects to continue to invest capital as it deems appropriate to expand its business, to maintain or replace depreciating property, plant and equipment, to acquire new manufacturing technology and to improve productivity. Taking into account a reduction of capital expenditures for the Company's global manufacturing strategy in 2009, the Company expects total capital expenditures in 2009 to be in the range of $80.0 million to $100.0 million. This projected range is comparable to the level of capital expenditures incurred prior to implementing the Company's global manufacturing strategy in 2006. This projection is based upon the Company's capital expenditure budget for 2009, the status of approved but not yet completed capital projects, anticipated future projects and historic spending trends.

  Net Cash Provided By (Used in) Financing Activities

        The increase in proceeds from long-term debt of $620.8 million in 2009 compared with 2008 was primarily due to net proceeds of $684.3 million received from the Company's issuances of $300.0 million of 12% Senior Notes in February 2009 and $400.0 million of 7.875% Senior Notes in June 2009. This compares to proceeds from long-term debt of $83.0 million in 2008 from the Company's credit facility.

        The increase in payments of long-term debt of $280.2 was primarily due to the Company's redemption of all of its 3% Convertible Senior Notes with a face value of $431.3 million in July 2009 and the retirement of its remaining outstanding $136.7 million of 6.95% Senior Notes in May 2009. In April 2008, the Company retired its 5.375% Senior Notes with a face value of $300.0 million, on its maturity date.

        Also contributing to the increase in cash provided by financing activities was a decrease in cash used for the repurchase of the Company's common stock. During 2009, the Company did not repurchase any of its common stock, compared with $95.1 million of cash used for common stock repurchases in 2008.

Changes in Working Capital

	September 30, 2009	December 31, 2008	Increase
Working capital (current assets less current liabilities)	$490.2	$50.5	$439.7
Current ratio (current assets divided by current liabilities)	1.3x	1.0x
Quick ratio (current assets, less inventories divided by current liabilities)	1.0x	0.7x

        The increase in working capital in the first nine months of 2009 was primarily due to the following factors:

  •
  an increase in cash and cash equivalents of $358.2 million. See "Analysis of Historical Cash Flows" above for details of the factors that contributed to the increase in cash and cash equivalents;

  •
  a decrease in current portion of long-term debt of $145.9 million. This decrease was primarily due to the retirement of the remaining $136.7 million 6.95% Senior Notes in May 2009;

  •
  a decrease in accounts payable of $49.1 million, which reflected a decline in days-payable-outstanding, primarily due to the timing of payments. Also contributing to this decrease was lower purchases of raw materials as a result of a lower volume of net sales and lower raw material unit costs experienced in the first nine months of 2009; and

  •
  a decrease in accrued restructuring costs of $30.4 million, primarily due to payments made for termination benefits accrued in connection with the Company's cost reduction and productivity program.

        These factors were partially offset by:

  •
  a decrease in inventories of $51.1 million. Excluding the impact of foreign currency translation of $24.7 million, inventories would have decreased $75.8 million, which reflected lower petrochemical-based raw material costs and management's efforts to maintain lower inventory levels primarily in Europe and North America in line with the lower volume of net sales, mostly within the Protective Packaging segment, experienced in 2009.

  •
  a decrease in deferred taxes of $50.9 million due to a reclassification of a portion of the deferred tax asset related to the Settlement agreement to non-current based on the current anticipated timing of the related tax benefit;

  •
  an increase in accrued interest of $29.2 million related to the Settlement agreement; and

  •
  an increase in other current liabilities of $36.7 million, primarily due to an increase in accrued payroll of $23.9 million, which reflected the 2009 accruals for management incentive compensation expenses, partially offset by payments made in March of 2009 for 2008 management incentive compensation expenses.

        Foreign currency translation had a net favorable impact on working capital of approximately $33.7 million.

Derivative Financial Instruments

  Interest Rate Swaps

        At September 30, 2009, the Company was party to interest rate swap agreements, which did not have a significant impact on the Company's liquidity.

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, "Derivatives and Hedging Activities," of Notes to Condensed Consolidated Financial Statements under the caption "Interest Rate Swaps" is incorporated herein by reference.

  Foreign Currency Forward Contracts

        At September 30, 2009, the Company was party to foreign currency forward contracts, which did not have a significant impact on the Company's liquidity.

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

Stockholders' Equity

        The Company's stockholders' equity was $2,172.5 million at September 30, 2009 and $1,925.6 million at December 31, 2008. Stockholders' equity increased $246.9 million, or 12.8% in the first nine months of 2009, primarily due to the impact of the following:

  •
  net earnings of $179.2 million;

  •
  positive foreign currency translation of $88.6 million; and

  •
  a decrease in common stock in treasury of $19.5 million resulting from the use of 0.5 million shares of common stock in 2009 as part of the Company's 2008 contribution to its employee profit-sharing plan.

        The items above were partially offset by dividends paid and accrued on the Company's common stock of $57.5 million.

Recently Issued Accounting Standards

        The Company is subject to recently issued accounting standards, accounting guidance and disclosure requirements. Note 2, "Recent Accounting Standards," of Notes to Condensed Consolidated Financial Statements which is contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, describes these new accounting standards and is incorporated herein by reference.

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

Non-GAAP Information

        The Company's management from time to time presents information that does not conform to U.S. GAAP. In this Quarterly Report on Form 10-Q, the Company has presented financial measures that exclude items that are included in U.S. GAAP calculations of such measures. This report sets forth measures of (i) net sales, (ii) cost of sales, (iii) marketing, administrative and development expenses and (iv) inventories excluding the effects of foreign currency translation. Presenting these results in this manner aids in the comparisons with other periods and with prior guidance from the Company. The Company's management uses these measures to evaluate the performance of the Company's operations. Such measures are also among the criteria upon which performance-based compensation may be determined. Thus, management believes that this information may be useful to investors in their evaluation of the Company's consolidated financial position and results of operations.

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

Available-for-Sale Investments

        The Company's available-for-sale investments, consisting of auction rate securities at September 30, 2009 and December 31, 2008, are exposed to market risk related to changes in conditions in the U.S. financial markets and in the financial condition of the issuers of these securities. The Company's investment in auction rate securities at September 30, 2009 and December 31, 2008 had an original cost of $44.7 million (debt instruments of $24.7 million and non-cumulative perpetual preferred stock of $20.0 million).

        These auction rate securities consisted of two contingent capital securities that were converted into perpetual preferred stock of Ambac Assurance Corporation (AMBAC), the issuer, in December 2008, and three debt instruments issued individually by Primus Financial Products LLC (Primus) (maturity date 2021), River Lake Insurance Company, a wholly-owned subsidiary of Genworth Financial, Inc. (Genworth) (maturity date 2033) and Ballantyne Re Plc (Ballantyne) (maturity date 2036).

        These five securities historically were re-auctioned every twenty-eight days, which had provided a liquid market for them. However, as a result of continuing liquidity concerns affecting capital markets, particularly in the U.S., specifically for asset-backed securities, every auction held by the issuers for these auction rate securities in 2008 and thus far in 2009 failed. The Company received interest and dividend payments of $0.2 million for the three months ended September 30, 2009 and $1.0 million for the nine months ended September 30, 2009.

        The Company accounts for these investments as available-for-sale investments and determines whether a decline in fair value below its cost is temporary or other than temporary on a security-by-security basis. The objective of other-than-temporary impairment analysis under U.S. GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost.

        The Company continues to closely monitor developments in the market for auction rate securities including the specific securities in which it has invested. At September 30, 2009, the securities issuers that were rated by Moody's Investors Service, Inc. had ratings that ranged from Baa3 to Ca2 and ratings by Standard & Poor's, a division of the McGraw-Hill Companies, Inc., that ranged from BBB to C. At September 30, 2009, neither AMBAC nor Primus had a rating by Moody's and Primus was not rated by Standards & Poor's. The Company believes that it has sufficient liquidity to meet its operating cash needs without the sale of these securities.

        If credit or liquidity conditions relating to these securities or the issuers worsen, the Company may recognize additional other-than-temporary impairments, which would result in the recognition of additional losses on its condensed consolidated statement of operations.

        The Company's available-for-sale investments are described in more detail in Note 5, "Available-for-Sale Investments," of Notes to Condensed Consolidated Financial Statements.

Interest Rates

        From time to time, the Company may use interest rate swaps, collars or options to manage its exposure to fluctuations in interest rates.

        At September 30, 2009, the Company had outstanding interest rate swaps, but no collars or options outstanding.

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, "Derivatives and Hedging Activities," of Notes to Condensed Consolidated Financial Statements under the caption "Interest Rate Swaps" is incorporated herein by reference.

        Also, see Note 10, "Debt and Credit Facilities," of Notes to Condensed Consolidated Financial Statements for further information on the Company's total debt and Note 12, "Fair Value Measurements," of Notes to Condensed Consolidated Financial Statements for information on the fair value of the Company's total debt.

Foreign Exchange Rates

        The Company uses foreign currency forward contracts to fix the amount payable on transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at September 30, 2009 would have caused the Company to pay approximately $44.6 million to terminate these contracts.

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

Customer Credit

        The Company is exposed to credit risk from its customers. In the normal course of business, the Company extends credit to its customers if they satisfy pre-defined credit criteria. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. An additional allowance may be required if the financial condition of the Company's customers deteriorates. The allowance for doubtful accounts is maintained at a level that management assesses to be appropriate to absorb estimated losses in the accounts receivable portfolio.

        The Company's customers may default on their obligations to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. Despite uncertainties surrounding current global economic conditions and levels of credit risk, as of September 30, 2009, the Company has not experienced a significant change in its customers' payment patterns or defaults. The Company's provision for bad debt expense was nominal in the third quarter of 2009 and $3.7 million for the first nine months of 2009, $2.4 million in the third quarter of 2008 and $4.6 million for the first nine months of 2008.

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

Changes in Internal Control over Financial Reporting

        There has not been any change in the Company's internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, "Commitments and Contingencies," of Notes to Condensed Consolidated Financial Statements under the captions "Cryovac Transaction Commitments and Contingencies," "MPERS Lawsuit," and "Other Litigation and Claims," is incorporated herein by reference. See also Part I, Item 3, "Legal Proceedings," of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Part II, Item 1, "Legal Proceedings," of the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009, as well as the information incorporated by reference in those items.

Item 1A.    Risk Factors.

        The Company set forth the most significant risk factors that it faces in Part I, Item 1A, "Risk Factors," of its Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The information presented below should be considered in place of the risk factors disclosed in the Company's 2008 Form 10-K. Except as required by the federal securities laws, the Company undertakes no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

Introduction

        Investors should carefully consider the risks described below before making an investment decision. These are the most significant risk factors; however, they are not the only risk factors that should be considered in making an investment decision. This Quarterly Report on Form 10-Q also may include or incorporate by reference forward-looking statements that involve risks and uncertainties. See the "Cautionary Notice Regarding Forward-Looking Statements" below. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risks faced by us described below and elsewhere in this report or in documents incorporated by reference in this report. Our business, consolidated financial position or results of operations could be materially adversely affected by any of these risks. The trading price of our securities could decline due to any of these risks, and investors in our securities may lose all or part of their investment.

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

        On June 8, 2009, a senior manager with the voting agent appointed in the Grace bankruptcy case filed a declaration with the Bankruptcy Court certifying the voting results with respect to the PI Settlement Plan, which declaration was amended on August 5, 2009 (as amended, the "Voting Declaration"). According to the Voting Declaration, with respect to each class of claims designated as impaired by Grace, the PI Settlement Plan has been approved by holders of at least two-thirds in amount and more than one-half in number (or for classes voting for purposes of Section 524(g) of the Bankruptcy Code, at least 75% in number) of voted claims. The Voting Declaration also discusses the voting results with respect to holders of general unsecured claims ("GUCs") against Grace, whose votes have been provisionally solicited and counted subject to a determination by the Bankruptcy Court of whether GUCs are impaired (and, thus, entitled to vote) or, as Grace contends, unimpaired (and, thus, not entitled to vote). The Voting Declaration provides that more than one half of voting holders of GUCs have voted to accept the PI Settlement Plan, but that the provisional vote has not obtained the requisite two-thirds dollar amount to be deemed an accepting class in the event that GUCs are determined to be impaired. The Bankruptcy Court has yet to determine whether GUCs are impaired under the PI Settlement Plan. To the extent that GUCs are determined to be an impaired non-accepting class, Grace and the other plan proponents have indicated that they will nevertheless seek confirmation of the PI Settlement Plan under the "cram down" provisions contained in section 1129(b) of the Bankruptcy Code.

        If confirmed, the PI Settlement Plan may implement the terms of the Settlement agreement, but there can be no assurance that this will be the case. The terms of the PI Settlement Plan remain subject to amendment. Moreover, the PI Settlement Plan is subject to the satisfaction of a number of conditions, including the availability of exit financing and the approval of both the Bankruptcy Court and United States District Court for the District of Delaware (the "District Court"). A number of objections to the PI Settlement Plan have been filed and remain unresolved, and certain of these objections concern injunctions, releases and provisions as applied to us and/or that are contemplated by the Settlement agreement. The Bankruptcy Court conducted hearings to consider confirmation of the PI Settlement Plan on June 22-23, 2009, September 8-11, September 14-17, 2009, and October 13-14, 2009. Closing arguments with respect to the PI Settlement Plan are scheduled to take place before the Bankruptcy Court on January 4-5, 2010.

        While several hearings to consider confirmation of the PI Settlement Plan have been held and while closing arguments are scheduled for January 4-5, 2010, we do not know whether or when a final plan of reorganization will become effective. Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) is confirmed by the Bankruptcy Court, approved by the District Court, and does become effective, we do not know whether the final plan of reorganization will be consistent with the terms of the Settlement agreement or if the other conditions to our obligation to pay the Settlement agreement amount will be met. If these conditions are not satisfied or not waived by the Company, we will not be obligated to pay the amount contemplated by the Settlement agreement. However, if we do not pay the Settlement agreement amount, we and our affiliates will not be released from the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against us and all of these claims would remain pending and would have to be resolved through other means, such as through agreement on alternative settlement terms or trials. In that case, we could face liabilities that are significantly different from our obligations under the Settlement agreement. We cannot estimate at this time what those differences or their magnitude may be. In the event these liabilities are materially larger than the current existing obligations, they could have a material adverse effect on our consolidated financial position and results of operations.

        Since November 2004, the Company and specified subsidiaries have been named as defendants in a number of cases, including a number of putative class actions, brought in Canada as a result of Grace's alleged marketing, manufacturing or distributing of asbestos or asbestos-containing products in Canada prior to the Cryovac transaction in 1998. Grace has agreed to defend and indemnify us and our subsidiaries in these cases. The Canadian cases are currently stayed. A global settlement of these Canadian claims to be funded by Grace has been approved by the Canadian court, and the PI Settlement Plan provides for payment of these claims. However, by its terms, this global settlement with respect to Canadian claims was, unless amended, to have become null and void if a confirmation order in the Grace U.S. bankruptcy proceeding was not granted prior to October 31, 2009. As indicated, no confirmation order has yet been entered in the Grace U.S. Bankruptcy proceeding and there can be no assurance that the Canadian Settlement will be amended to allow the settlement to continue in place. Furthermore, if a final plan of reorganization that is confirmed and becomes effective does not provide for these claims or if the Canadian courts refuse to enforce the final plan of reorganization in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify us and our subsidiaries in these cases, then we could be required to pay substantial damages, which we cannot estimate at this time and which could have a material adverse effect on our consolidated financial position and results of operations.

        The Company is a defendant in the case of MPERS v. Sealed Air Corporation, et al. (Case No. 03-CV-4372) in the U.S. District Court for the District of New Jersey (Newark). This lawsuit seeks class action status on behalf of all persons who purchased or otherwise acquired securities of ours during the period from March 27, 2000 through July 30, 2002. The lawsuit named the Company and five current and former officers and directors of the Company as defendants. One of these individuals and the Company remain as defendants after a partial grant of the defendants' motion to dismiss the action. The plaintiff's principal allegations against the defendants are that during the above period the defendants materially misled the investing public, artificially inflated the price of our common stock by publicly issuing false and misleading statements and violated U.S. Generally Accepted Accounting Principles, or U.S. GAAP, by failing to properly account and accrue for our contingent liability for asbestos claims arising from past operations of Grace. The plaintiffs seek unspecified compensatory damages and other relief. On April 27, 2009, we reached an agreement in principle with the plaintiffs to settle the MPERS v. Sealed Air Corporation, et al. case, subject to documentation and Court approval. The agreement provides for payment of $20.0 million, which will be nearly fully funded by our primary and excess insurance carriers. If the settlement in this case is not given final approval by the Court, then, should we be found liable in this case, we could be required to pay substantial damages, which we cannot estimate at this time and which could have a material adverse effect on our consolidated financial position and results of operations.

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

        During periods of economic recession, there can be a heightened competition for sales and increased pressure to reduce selling prices. If we lose significant sales volume or reduce selling prices significantly, then there could be a negative impact on our revenue, profitability and cash flows.

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

        We manufacture and sell food packaging and food solutions products, among other products. Various health issues affecting the food industry have in the past and may in the future have a negative effect on the sales of food packaging and food solutions products. In recent years, occasional cases of mad cow disease have been confirmed and incidents of bird flu have surfaced in various countries. Outbreaks of animal diseases such as mad cow or foot-and-mouth disease, for example, may lead governments to restrict exports and imports of potentially affected animals and food products, leading to decreased demand for our products and possibly also to the culling or slaughter of significant numbers of the animal population otherwise intended for food supply. Also, consumers may change their eating habits as a result of perceived problems with certain types of food. These factors may lead to reduced sales of food packaging and food solutions products, which could have a material adverse effect on our consolidated financial position and results of operations.

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

         Concerns about greenhouse gas (GHG) emissions and climate change and the resulting governmental and market responses to these issues could significantly increase costs that we incur and could otherwise materially adversely affect our consolidated financial position and results of operations.

        Numerous legislative and regulatory initiatives have been enacted and proposed in response to concerns about GHG emissions and climate change. We are a manufacturing entity that utilizes petrochemical-based raw materials to produce many of our products, including plastic packaging materials. Increased environmental legislation or regulation could result in higher costs to us for raw materials, energy and transportation. Compliance costs for monitoring and reporting emissions and for maintaining permits could likewise increase. Also, we could face increased operating costs and capital expenditures in order to comply with any such legislation or regulation.

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

        Our accounts receivable securitization program includes a bank financing commitment that must be renewed annually prior to the expiration date. The bank commitment is scheduled to expire on December 4, 2009. We are seeking an additional 364 day renewal of the bank commitment prior to its expiration. While the bank is not obligated to renew the bank financing commitment, we have negotiated annual renewals since the commencement of the program in 2001.

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

        We are close to completion of a cost reduction and productivity program and our global manufacturing strategy. The goals of these initiatives include the expansion of capacity in growing markets, better operating efficiencies, a lower cost structure, more effective technology implementation and increased productivity. There can be no assurances that the estimated costs savings or efficiencies will materialize to the extent intended. There are risks inherent in undertaking such programs, including the sustainability of developing markets, shifts in customer preferences, competitive forces and technologies, cost overruns and unanticipated consequences, any of which could have a material adverse effect on our consolidated financial position and results of operations.

         The current weakness in the financial and credit markets and other factors could potentially lead to the carrying amount of our goodwill and other long-lived assets becoming impaired and our investments in auction rate securities becoming further impaired.

        The Company has seven reporting units that are included in the Company's segment reporting structure, six of which have significant goodwill balances allocated to them. The six reporting units with goodwill balances are: Food Packaging, Food Solutions, Protective Packaging, Shrink Packaging (included in the Protective Packaging segment) and Specialty Materials and Medical Applications (included in the Other category).

        The Company tests goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and at other times if events or circumstances exist that indicate the carrying value of goodwill may potentially no longer be recoverable. In the first quarter of 2009, due to a decline in the Company's Protective Packaging, Shrink Packaging and Specialty Materials reporting units' forecasted operating results, and to a lesser extent, a decline in the Company's EBITDA (defined as earnings before interest, taxes and depreciation and amortization) multiples and the price of the Company's common stock since December 31, 2008, the Company performed an interim goodwill impairment assessment for these three reporting units at March 31, 2009. The Company completed step one of its interim impairment test and the fair value analysis for goodwill and concluded that there were no impairments present, and accordingly no impairment charge was recorded as of March 31, 2009.

        In the second quarter of 2009, due to a further decline in the Company's Specialty Materials reporting unit's forecasted operating results, the Company performed an interim goodwill impairment assessment and completed step one of its interim impairment test and fair value analysis for goodwill related to this reporting unit. The Company concluded that there was no impairment present and accordingly no impairment charge was recorded as of June 30, 2009.

        In the third quarter of 2009, the Company determined that there were no events or changes in circumstances that occurred that would indicate that the fair value of any of the Company's reporting units may be below their carrying value. The Company reviewed various factors consistent with prior quarters' analyses. These factors included such items as the Company's reporting units' forecasted operating results, its common stock price and its EBITDA multiples, all of which have either remained constant or have improved since June 30, 2009. As a result, the Company was not required to complete a step one interim impairment test and fair value analysis for goodwill related to any of its reporting units.

        Although the Company determined that there was no goodwill impairment through the nine months ended September 30, 2009, the future occurrence of a potential indicator of impairment, such as a decrease in expected earnings, adverse equity market conditions, a decline in current market multiples, a decline in the price of the Company's common stock, a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, strategic decisions made in response to economic or competitive conditions, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could require an interim assessment for some or all of the reporting units after the next required annual assessment in the fourth quarter of 2009. In the event of an adverse change of the natures described above, the Company may be required to recognize a non-cash impairment of goodwill, which could have a material adverse effect on the Company's consolidated financial position and results of operations.

        We recorded a $34.0 million pre-tax charge in 2008 as a result of recognizing impairment related to an other-than-temporary decline in the fair market value of our auction rate securities investments. This impairment was due to the continuing decline in the creditworthiness of the issuers of these securities and the lack of a market for auction rate securities generally. The original cost of our auction rate securities investments was $44.7 million and the estimated remaining fair market value was $10.7 million at December 31, 2008 and $13.8 million at September 30, 2009. We continue to monitor developments in the market for auction rate securities including the specific securities in which we have invested. If liquidity conditions relating to these securities or the issuers worsen, we may recognize additional other than temporary impairments, which would result in the recognition of additional losses on our condensed consolidated statement of operations.

         Product liability claims or regulatory actions could adversely affect our financial results or harm our reputation or the value of our brands.

        Claims for losses or injuries purportedly caused by some of our products arise in the ordinary course of our business. In addition to the risk of substantial monetary judgments, product liability claims or regulatory actions could result in negative publicity that could harm our reputation in the marketplace or adversely impact the value of our brands or our ability to sell our products in certain jurisdictions. We could also be required to recall possibly defective products, which could result in adverse publicity and significant expenses. Although we maintain product liability insurance coverage, potential product liability claims could be excluded or exceed coverage limits under the terms of our insurance policies or could result in increased costs for such coverage.

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

        The following are important factors that the Company believes could cause actual results to differ materially from those in the Company's forward-looking statements: the implementation of the Company's Settlement agreement regarding the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against it arising from a 1998 transaction with W. R. Grace & Co.; general economic conditions, particularly as they affect packaging utilization; credit ratings; raw material pricing and availability; changes in the value of foreign currencies against the U.S. dollar; the effects of animal and food-related health issues; pandemics; legal and environmental matters involving the Company; and the other risk factors set forth above. Except as required by the federal securities laws, the Company undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        (c)   Issuer Purchases of Equity Securities

        The table below sets forth the total number of shares of the Company's common stock, par value $0.10 per share, that the Company repurchased in each month of the quarter ended September 30, 2009, the average price paid per share and the maximum number of shares that may yet be purchased under the Company's publicly announced plans or programs.

Period	Total Number of Shares Purchased(1) (a)	Average Price Paid per Share(1) (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2) (d)
Balance as of June 30, 2009				15,975,600
July 1, 2009 through July 31, 2009	2,000	—	—	15,975,600
August 1, 2009 through August 31, 2009	11,251	—	—	15,975,600
September 1, 2009 through September 30, 2009	2,000	—	—	15,975,600

Total	15,251	—	—	15,975,600

(1)
The Company did not purchase any shares during the quarter ended September 30, 2009 pursuant to its publicly announced program (described below). The Company did repurchase shares by means of (a) shares withheld from awards under the Company's 2005 contingent stock plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having the Company withhold shares from an award under that plan and (b) shares reacquired pursuant to the forfeiture provision of the Company's 2005 contingent stock plan. (See table below.) The Company reports price calculations in column (b) in the table above only for shares purchased as part of its publicly announced program, when applicable, and includes commissions. For shares withheld for tax withholding obligations or other legally required charges, the Company withholds shares at a price equal to their fair market value. The Company does not make payments for shares reacquired by the Company pursuant to the forfeiture provision of the 2005 contingent stock plan as those shares are simply forfeited.

Period	Shares withheld for tax obligations and charges (a)	Average withholding price for shares in column "a" (b)	Forfeitures under 2005 Contingent Stock Plan (c)	Total (d)
July 2009	—	—	2,000	2,000
August 2009	4,751	$18.48	6,500	11,251
September 2009	—	—	2,000	2,000

Total	4,751	$18.48	10,500	15,251
(2)
On August 9, 2007, the Company announced that its Board of Directors had approved a share repurchase program, authorizing the Company to repurchase in the aggregate up to 20 million shares of its issued and outstanding common stock. This current program replaced the Company's prior share repurchase program, which was terminated. Through September 30, 2009, the Company had repurchased 4,024,400 shares of the Company's common stock under the current program, leaving 15,975,600 shares of common stock authorized for repurchase under the current program. The current program has no set expiration date.

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
31.1	Certification of William V. Hickey pursuant to Rule 13a-14(a), dated November 9, 2009.
31.2	Certification of David H. Kelsey pursuant to Rule 13a-14(a), dated November 9, 2009.
32	Certification of William V. Hickey and David H. Kelsey, pursuant to 18 U.S.C. § 1350, dated November 9, 2009.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEALED AIR CORPORATION
Date: November 9, 2009	By:	/s/ JEFFREY S. WARREN Jeffrey S. Warren Controller (Duly Authorized Executive Officer and Chief Accounting Officer)