Form 10-Q
period 2010-03-31
SEALED AIR CORP/DE
filed 2010-05-07
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
Or
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

        There were 159,472,219 shares of the registrant's common stock, par value $0.10 per share, issued and outstanding as of April 30, 2010.

SEALED AIR CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Net sales:
Food Packaging	$447.2	$424.0
Food Solutions	219.1	205.2
Protective Packaging	306.5	280.1
Other	88.4	79.2

Total net sales	1,061.2	988.5
Cost of sales	761.2	702.8

Gross profit	300.0	285.7
Marketing, administrative and development expenses	175.5	166.2
Restructuring and other charges (credits)	0.6	(0.4)

Operating profit	123.9	119.9
Interest expense	(40.7)	(34.9)
Impairment of available-for-sale securities	(0.7)	—
Other income (expense), net	3.5	(3.4)

Earnings before income tax provision	86.0	81.6
Income tax provision	24.8	23.5

Net earnings available to common stockholders	$61.2	$58.1

Net earnings per common share:
Basic	$0.38	$0.37

Diluted	$0.35	$0.32

Dividends per common share	$0.12	$0.12

Weighted average number of common shares outstanding:
Basic	157.8	156.7

Diluted	176.1	187.9

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$627.5	$694.5
Receivables, net of allowance for doubtful accounts of $18.1 in 2010 and $17.5 in 2009	641.5	666.7
Inventories	502.1	469.4
Deferred tax assets	193.8	176.1
Prepaid expenses and other current assets	71.1	66.7

Total current assets	2,036.0	2,073.4
Property and equipment, net	979.7	1,010.7
Goodwill	1,941.4	1,948.7
Non-current deferred tax assets	143.7	146.0
Other assets, net	235.1	241.3

Total assets	$5,335.9	$5,420.1

Liabilities and stockholders' equity
Current liabilities:
Short-term borrowings	$14.0	$28.2
Current portion of long-term debt	7.5	6.5
Accounts payable	223.9	214.2
Deferred tax liabilities	7.9	8.0
Settlement agreement and related accrued interest	757.0	746.8
Accrued restructuring costs	9.6	15.8
Other current liabilities	367.0	414.3

Total current liabilities	1,386.9	1,433.8
Long-term debt, less current portion	1,560.6	1,626.3
Non-current deferred tax liabilities	7.3	6.4
Other liabilities	150.1	153.3

Total liabilities	3,104.9	3,219.8
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2010 and 2009	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 168,949,008 in 2010 and 168,749,681 in 2009; shares outstanding: 159,457,641 in 2010 and 158,938,174 in 2009	16.9	16.9
Common stock reserved for issuance related to Settlement agreement, $0.10 par value per share, 18,000,000 shares in 2010 and 2009	1.8	1.8
Additional paid-in capital	1,128.8	1,127.1
Retained earnings	1,573.1	1,531.1
Common stock in treasury, 9,491,367 in 2010 and 9,811,507 shares in 2009	(352.1)	(364.6)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(68.7)	(70.4)
Cumulative translation adjustment	(77.7)	(50.8)
Unrealized gain on derivative instruments	3.9	4.1
Unrealized gain on available-for-sale securities	4.9	4.4

Total accumulated other comprehensive loss, net of taxes	(137.6)	(112.7)

Total parent company stockholders' equity	2,230.9	2,199.6
Noncontrolling interests	0.1	0.7

Total stockholders' equity	2,231.0	2,200.3

Total liabilities and stockholders' equity	$5,335.9	$5,420.1

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$61.2	$58.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	39.6	38.2
Share-based compensation	7.5	6.3
Amortization of senior debt related items and other	0.5	0.5
Provisions for bad debt	1.8	3.4
Provisions for inventory obsolescence	0.6	4.7
Impairment of available-for-sale securities	0.7	—
Deferred taxes, net	(5.1)	(3.8)
Net gain on disposals of property and equipment and other	(0.4)	(0.9)
Changes in operating assets and liabilities, net of effects of businesses and certain assets acquired:
Receivables, net	26.1	96.6
Accounts receivable securitization program	—	(80.0)
Inventories	(33.3)	(5.8)
Other assets, net	3.4	3.4
Accounts payable	12.2	(53.4)
Income taxes payable	17.5	3.7
Other liabilities	(49.0)	(14.8)

Net cash provided by operating activities	83.3	56.2

Cash flows from investing activities:
Capital expenditures for property and equipment	(15.4)	(24.4)
Proceeds from sales of property and equipment	2.4	1.7
Other investing activities	1.2	(1.2)

Net cash used in investing activities	(11.8)	(23.9)

Cash flows from financing activities:
Proceeds from long-term debt	—	299.1
Payments of long-term debt	(71.0)	—
Net payments of short-term borrowings	(14.1)	(0.3)
Dividends paid on common stock	(19.1)	(19.0)

Net cash (used in) provided by financing activities	(104.2)	279.8

Effect of foreign currency exchange rate changes on cash and cash equivalents	(34.3)	(14.8)

Cash and cash equivalents:
Balance, beginning of period	$694.5	$128.9
Net change during the period	(67.0)	297.3

Balance, end of period	$627.5	$426.2

Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$44.7	$26.6

Income tax payments	$13.0	$27.8

Non-cash item:
Transfers of shares of our common stock from treasury as part of our 2009 and 2008 profit-sharing plan contributions	$7.2	$5.9

Unrealized gain on available-for-sale securities	$0.9	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2010	2009
Net earnings	$61.2	$58.1
Other comprehensive income, net of income taxes:
Recognition of deferred pension items, net of income tax provision of $0.4 in 2010 and 2009	1.7	1.8
Unrealized losses on derivative instruments, net of income tax benefit of $0.1 in 2010 and 2009	(0.2)	(0.3)
Unrealized gains on available-for-sale securities, reclassified to net earnings, net of income tax benefit of $0.1 in 2010	(0.1)	—
Unrealized gains on available-for-sale securities, net of income tax provision of $0.3 in 2010	0.6	—
Foreign currency translation adjustments	(26.9)	(58.9)

Comprehensive income, net of taxes	$36.3	$0.7

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

        We conduct substantially all of our business through two direct wholly-owned subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US). These two subsidiaries, directly and indirectly, own substantially all of the assets of the business and conduct operations themselves and through subsidiaries around the world. We adopted this corporate structure in connection with the Cryovac transaction. See "Cryovac Transaction Commitments and Contingencies," of Note 14, "Commitments and Contingencies," for a description of the Cryovac transaction and related terms used in these Notes to Condensed Consolidated Financial Statements.

Basis of Presentation

        Our condensed consolidated financial statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management's opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our condensed consolidated balance sheet as of March 31, 2010 and the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 have been made. The results set forth in the condensed consolidated statements of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. All amounts are approximate due to rounding. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, had no impact on our consolidated financial position, results of operations and cash flows.

        We have evaluated subsequent events for recognition or disclosure in these condensed consolidated financial statements through the date these financial statements were issued.

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

        We are responsible for the unaudited condensed consolidated financial statements and notes included in this document. As these are condensed financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and with the information contained in other publicly-available filings with the SEC.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(2) Recently Issued Accounting Standards

Adopted in the Three Months Ended March 31, 2010

        In January 2010, the FASB issued an amendment to accounting standards addressing fair value measurements and disclosures which requires reporting entities to make new disclosures about recurring and nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The revised accounting standard also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques. The adoption of this new standard in 2010 did not impact our consolidated financial position or results of operations as it is disclosure-only in nature.

        In June 2009, the FASB issued new accounting standards relating to the transfer of financial assets. These standards require entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. They also eliminate the concept of a "qualifying special-purpose entity," change the requirements for derecognizing financial assets and require additional disclosures. We adopted this standard on January 1, 2010. In the future, any transfers of ownership interests of receivables under our receivables securitization program to the issuer of commercial paper or to the participating bank are no longer considered sales of receivables but are considered secured borrowings and will be recorded as liabilities on our consolidated balance sheets. See Note 6, "Accounts Receivable Securitization Program," for additional information about this program.

        Also, in June 2009, the FASB issued new accounting standards which change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. These standards were effective beginning January 1, 2010. The adoption of this new standard in 2010 did not impact our consolidated financial position or results of operations.

Pending Adoption

        In September 2009, the FASB ratified an amendment to accounting standards addressing revenue recognition for arrangements with multiple revenue-generating activities. The amendment addresses how revenue should be allocated to separate elements that could impact the timing of revenue recognition. The amendment is effective for us on a prospective basis for revenue arrangements entered into or materially modified on or after January 1, 2011, and earlier application is permitted. We may elect, but are not required, to apply the standards retrospectively to all prior periods. We are currently evaluating the impact this amendment may have on our consolidated financial position and results of operations.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(3) Segments

        The following table shows net sales, depreciation and amortization and operating profit by our segment reporting structure.

	Three Months Ended March 31,
	2010	2009
Net sales
Food Packaging	$447.2	$424.0
Food Solutions	219.1	205.2
Protective Packaging	306.5	280.1
Other	88.4	79.2

Total	$1,061.2	$988.5

Depreciation and amortization(1)
Food Packaging	$18.9	$17.7
Food Solutions	7.9	7.5
Protective Packaging	7.8	8.6
Other	5.0	4.4

Total	$39.6	$38.2

Operating profit(2)
Food Packaging	$56.5	$58.6
Food Solutions	20.9	22.5
Protective Packaging	39.5	34.2
Other	7.6	4.2

Total segments and other	124.5	119.5
Restructuring and other charges (credits)(3)	0.6	(0.4)

Total	$123.9	$119.9

(1)
The 2009 depreciation and amortization amounts have been adjusted to exclude share-based compensation expense to conform to the 2010 presentation. Share-based compensation expense was $6.3 million in 2009 and is included in marketing, administrative and development expenses on our condensed consolidated statement of operations for all periods.

(2)
Before taking into consideration restructuring and other charges (credits).

(3)
The 2010 amount represents charges associated with the implementation of our global manufacturing strategy, primarily in our Food Packaging segment. See Note 4, "Global Manufacturing Strategy and 2008 Cost Reduction and Productivity Program," for further discussion.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(3) Segments (Continued)

Assets by Reportable Segments

        The following table shows assets allocated to our reportable segments. Only assets which are identifiable by segment and reviewed by our chief operating decision maker by segment are allocated to the reportable segment assets, which are trade receivables, net, and finished goods inventories, net. All other assets are included in "Assets not allocated." Assets not allocated include goodwill of $1,941.4 million at March 31, 2010 and $1,948.7 million at December 31, 2009 and total property and equipment, net, of $979.7 million at March 31, 2010 and $1,010.7 million at December 31, 2009.

	March 31, 2010	December 31, 2009
Assets:
Trade receivables, net, and finished goods inventory, net
Food Packaging	$393.1	$401.2
Food Solutions	205.4	210.6
Protective Packaging	271.4	266.1
Other	58.8	57.9

Total segments and other	928.7	935.8
Assets not allocated	4,407.2	4,484.3

Total	$5,335.9	$5,420.1

Allocation of Goodwill to Reportable Segments

        Our management views goodwill as a corporate asset, so we do not allocate our goodwill balance to the reportable segments. However, we are required to allocate goodwill to each reporting unit to perform our annual impairment review of goodwill under U.S. GAAP, which we do during the fourth quarter of the year. See Note 9, "Goodwill and Identifiable Intangible Assets," for the allocation of goodwill and the changes in goodwill balances in the three months ended March 31, 2010 by our segment reporting structure.

(4) Global Manufacturing Strategy and 2008 Cost Reduction and Productivity Program

Global Manufacturing Strategy

        Our global manufacturing strategy expanded our production capabilities in regions where demand for our products and services has been growing significantly. Additionally, we have been optimizing certain manufacturing platforms in North America and Europe into centers of excellence. The goals of this multi-year program have been to expand capacity in growing markets, further improve our operating efficiencies, and implement new technologies more effectively. By taking advantage of new technologies and streamlining production on a global scale, we have continued to enhance our profitable growth and our global leadership position and have produced meaningful benefits.

        We announced this multi-year global manufacturing strategy in 2006. In 2009, we substantially finished the construction phase of GMS with the launch of our manufacturing facility in Duchnice,

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(4) Global Manufacturing Strategy and 2008 Cost Reduction and Productivity Program (Continued)

Poland. This facility along with our other new facilities in Qingpu, China and Monterrey, Mexico substantially completed the construction phase related to this program. We anticipate an additional $2 million of associated costs in mid-2010, marking the completion of GMS.

        The capital expenditures, associated costs and related restructuring charges and the total amounts incurred since inception of this multi-year strategy are included in the table below.

	Three Months Ended March 31,
			Cumulative Through March 31, 2010
	2010	2009
Capital expenditures	$2.0	$6.2	$154.7
Associated costs(1)	1.8	3.1	34.1
Restructuring and other charges (credits)(2)	0.9	(0.2)	39.2

(1)
The associated costs principally include facility start-up costs, which are primarily included in cost of sales on the condensed consolidated statements of operations. These charges by our reporting structure were as follows:

	Three Months Ended March 31,
	2010	2009
Food Packaging	$1.4	$2.5
Food Solutions	0.4	0.1
Protective Packaging	—	0.5

Total	$1.8	$3.1

    (2)
    The restructuring and other charges (credits) were primarily for costs of termination benefits, the majority of which were related to the Food Packaging segment. The restructuring and other charges (credits) for the three months ended March 31, 2010 were primarily related to our previously announced plan to cease certain operations at one of our German locations. These charges were included in restructuring and other charges (credits) on the condensed consolidated statements of operations. See Note 3, "Segments," for restructuring and other charges (credits) by reportable segment and Other. A reconciliation of the restructuring accrual for GMS is included below.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(4) Global Manufacturing Strategy and 2008 Cost Reduction and Productivity Program (Continued)

        The components of the restructuring accrual for GMS through March 31, 2010 and the accrual balance remaining on our condensed consolidated balance sheet at March 31, 2010 were as follows:

Restructuring accrual at December 31, 2009	$9.4
Provision for termination benefits	0.9
Adjustment to accrual for termination benefits	(0.1)
Cash payments during 2010	(3.1)
Effect of changes in foreign currency rates	(0.3)

Restructuring accrual at March 31, 2010	$6.8

        We expect to pay $6.6 million of the accrual balance remaining at March 31, 2010 within the next 12 months. This amount is included in other current liabilities on our condensed consolidated balance sheet at March 31, 2010. The remaining accrual of $0.2 million is expected to be paid in 2011 and is included in other liabilities on our condensed consolidated balance sheet at March 31, 2010.

2008 Cost Reduction and Productivity Program

        In 2008, we implemented a cost reduction and productivity program. As a result, we recorded $65.8 million of pre-tax charges primarily for costs for termination benefits in 2008. The components of the restructuring accrual through March 31, 2010 and the accrual balance remaining on our condensed consolidated balance sheet at March 31, 2010 related to this program are included in the table below.

Restructuring accrual at December 31, 2009	$6.6
Adjustment to accrual for termination benefits	(0.2)
Cash payments made during 2010	(3.2)
Effect of changes in foreign currency rates	(0.1)

Restructuring accrual at March 31, 2010	$3.1

        We expect to pay $3.0 million of the accrual balance remaining at March 31, 2010 within the next 12 months. This amount is included in other current liabilities on the condensed consolidated balance sheet at March 31, 2010. The remaining accrual of $0.1 million is expected to be paid in 2011 and is included in other liabilities on the condensed consolidated balance sheet at March 31, 2010.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(5) Available-for-Sale Investments

        The following tables summarize our investments in available-for-sale securities:

	Estimated Fair Value at December 31, 2009	Gross Unrealized Gains	Gross Other Than Temporary Impairment	Gross Unrealized Gains Reclassified to Net Earnings	Estimated Fair Value at March 31, 2010
Auction rate securities:
Debt instruments with contractual maturity dates in 2021, 2033, and 2036	$13.5	$0.9	$(0.6)	$(0.1)	$13.7
Non-cumulative perpetual preferred stock	0.2	—	(0.1)	—	0.1

Total	$13.7	$0.9	$(0.7)	$(0.1)	$13.8

	Estimated Fair Value at December 31, 2008	Gross Unrealized Gains	Gross Other Than Temporary Impairment	Estimated Fair Value at December 31, 2009
Auction rate securities:
Debt instruments with contractual maturity dates in 2021, 2033, and 2036	$7.7	$7.0	$(1.2)	$13.5
Non-cumulative perpetual preferred stock	3.0	—	(2.8)	0.2

Total	$10.7	$7.0	$(4.0)	$13.7

        Our available-for-sale investments, consisting of auction rate securities at March 31, 2010 and December 31, 2009, are exposed to market risk related to changes in conditions in the U.S. financial markets and in the financial condition of the issuers of these securities. Our investment in auction rate securities at March 31, 2010 and December 31, 2009 had an original cost of $44.7 million (debt instruments of $24.7 million and non-cumulative perpetual preferred stock of $20.0 million).

        These auction rate securities consisted of two contingent capital securities that were converted into perpetual preferred stock of AMBAC Assurance Corporation, the issuer, in December 2008 and three debt instruments issued individually by Primus Financial Products LLC (maturity date 2021), River Lake Insurance Company, a wholly-owned subsidiary of Genworth Financial, Inc. (maturity date 2033) and Ballantyne Re Plc (maturity date 2036). We received interest and dividend payments of $0.2 million for the three months ended March 31, 2010 and $0.4 million for the three months ended March 31, 2009. In August 2009, AMBAC discontinued paying dividends on its perpetual preferred stock.

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

        After considering impairment indicators under U.S. GAAP and the severity of declines in estimated fair value, we determined that these investments were impaired. Our evaluation in determining whether this impairment is temporary or other than temporary included, among other factors, the creditworthiness of the issuers and the timelines and level of interest payments received from the issuers, downgrades of credit ratings of some of the issuers and the potential recovery of the investment value. Based on the evaluations discussed above, in the three months ended March 31, 2010, we determined that the securities incurred other than temporary decline in fair market value of $0.7 million.

        In the three months ended March 31, 2010, we recorded $0.9 million of unrealized gains ($0.6 million, net of taxes) in other comprehensive income related to an increase in the estimated fair value of the River Lake securities, which was primarily due to an improvement in River Lake's credit spread following their previous decline in value.

        See Note 12, "Fair Value Measurements and Other Financial Instruments," for details on the inputs and valuation methodology used to calculate the estimated fair value of these investments.

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

(6) Accounts Receivable Securitization Program

        We and a group of our U.S. subsidiaries maintain an accounts receivable securitization program with a bank and an issuer of commercial paper administered by the bank. As of March 31, 2010, the maximum purchase limit for receivable interests was $125.0 million.

        The amounts available from time to time under the program may be less than $125.0 million due to a number of factors, including but not limited to our credit ratings, accounts receivable balances, the creditworthiness of our customers and our receivables collection experience. Although we do not believe that these restrictive provisions presently materially restrict our operations, if an event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available under the program or termination of the program. During the three months ended March 31, 2010, the level of eligible assets available under the program was lower than $125.0 million primarily due to our current credit rating. As a result, the amount available to us under the program was approximately $79.3 million at March 31, 2010.

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

        Under limited circumstances, the bank and the issuer of commercial paper can end purchases of receivables interests before the above dates. A downgrade of our long-term senior unsecured debt to BB- or below by Standard & Poor's Rating Services or Ba3 or below by Moody's Investors Service, Inc., or failure to comply with interest coverage, debt leverage ratios or various other ratios related to our receivables collection experience could result in termination of the receivables program. We were in compliance with these ratios at March 31, 2010 and December 31, 2009.

        Other income (expense), net, includes the costs associated with our receivables securitization program. These costs primarily relate to program fees, commitment fees, other associated costs and the losses on the sale of the undivided ownership interests in 2009, all of which totaled $0.2 million in 2010 and $0.3 million in 2009.

        As of March 31, 2010 and December 31, 2009, we had no amounts outstanding under this program.

        As a result of our adoption of new accounting standards related to the transfer of financial assets on January 1, 2010, any transfers of ownership interests in receivables under this program will be considered secured borrowings and will be recorded as liabilities on our condensed consolidated balance sheets. Also, the costs associated with this program related to program fees on any outstanding borrowings under this program will now be included in interest expense, and the costs related to commitment fees on the unused portion of this program will continue to be included in other income (expense), net, on our condensed consolidated statements of operations.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(7) Inventories

        The following table details our inventories and the reduction of certain inventories to a LIFO basis:

	March 31, 2010	December 31, 2009
Inventories (at FIFO, which approximates replacement value):
Raw materials	$96.8	$90.1
Work in process	103.3	97.2
Finished goods	347.0	326.3

Subtotal (at FIFO)	547.1	513.6
Reduction of certain inventories to LIFO basis	(45.0)	(44.2)

Total	$502.1	$469.4

        We determine the value of non-equipment U.S. inventories by the last-in, first-out or LIFO inventory method. U.S. inventories determined by the LIFO method were $120.3 million at March 31, 2010 and $111.2 million at December 31, 2009.

(8) Property and Equipment, net

        The following table details our property and equipment, net, at March 31, 2010 and December 31, 2009.

	March 31, 2010	December 31, 2009
Land and improvements	$49.3	$49.7
Buildings	596.0	604.1
Machinery and equipment	2,302.0	2,332.0
Other property and equipment	116.9	124.1
Construction-in-progress	46.9	42.7

	3,111.1	3,152.6
Accumulated depreciation and amortization	(2,131.4)	(2,141.9)

Property and equipment, net	$979.7	$1,010.7

        The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Interest cost capitalized	$1.3	$2.2
Depreciation and amortization expense for property and equipment	36.8	35.3

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(9) Goodwill and Identifiable Intangible Assets

Goodwill

        The following table shows our goodwill balances at March 31, 2010 and December 31, 2009 by our reporting unit structure.

	Carrying Value at December 31, 2009	Impact of Foreign Currency Translation	Carrying Value at March 31, 2010
Food Packaging segment	$383.6	$(1.4)	$382.2
Food Solutions segment	148.1	(0.6)	147.5
Protective Packaging segment:
Protective Packaging	1,145.9	(4.3)	1,141.6
Shrink Packaging	115.3	(0.4)	114.9

Total Protective Packaging segment	1,261.2	(4.7)	1,256.5
Other:
Specialty Materials	110.1	(0.4)	109.7
Medical Applications	45.7	(0.2)	45.5
New Ventures	—	—	—

Total Other	155.8	(0.6)	155.2

Total Company	$1,948.7	$(7.3)	$1,941.4

        We test goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and at other times if events or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. During the three months ended March 31, 2010, we determined that there were no events or changes in circumstances that occurred that would indicate that the fair value of any of our reporting units may be below its carrying value.

Identifiable Intangible Assets

        The following tables summarize our identifiable intangible assets with definite and indefinite useful lives.

	March 31, 2010	December 31, 2009
Gross carrying value	$116.5	$116.8
Accumulated amortization	(60.6)	(58.4)

Total	$55.9	$58.4

        These identifiable intangible assets are included in other assets, net, on the condensed consolidated balance sheets and include $8.9 million of trademarks that we have determined to have an indefinite useful life.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(9) Goodwill and Identifiable Intangible Assets (Continued)

        Amortization expense of identifiable intangible assets was $2.8 million for the three months ended March 31, 2010 and $2.9 million for the three months ended March 31, 2009. This expense is included in marketing, administrative and development expenses on the condensed consolidated statements of operations.

        Assuming no change in the gross carrying value of identifiable intangible assets from the value at March 31, 2010, the remaining estimated future amortization expense is as follows:

2010	$8.0
2011	7.8
2012	6.2
2013	5.2
2014	4.7
Thereafter	15.1

Total	$47.0

(10) Debt and Credit Facilities

        Our total debt outstanding consisted of the amounts set forth on the following table:

	March 31, 2010	December 31, 2009
Short-term borrowings	$14.0	$28.2
Current portion of long-term debt	7.5	6.5

Total current debt	21.5	34.7
12% Senior Notes due February 2014(1)	303.2	299.5
7.875% Senior Notes due June 2017, less unamortized discount of $8.0 in 2010 and $8.2 in 2009	392.0	391.8
6.875% Senior Notes due July 2033, less unamortized discount of $1.5 in 2010 and 2009	448.5	448.5
5.625% Senior Notes due July 2013, less unamortized discount of $0.5 in 2010 and $0.6 in 2009	399.5	399.4
Other	17.4	87.1

Total long-term debt, less current portion	1,560.6	1,626.3

Total debt	$1,582.1	$1,661.0

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

Lines of Credit

        The following table summarizes our available lines of credit and committed and uncommitted lines of credit at March 31, 2010 and December 31, 2009 including the global credit facility and European credit facility, which are discussed below.

	March 31, 2010	December 31, 2009
Used lines of credit	$25.7	$107.1
Unused lines of credit	913.9	846.3

Total available lines of credit	$939.6	$953.4

Available lines of credit—committed	$674.2	$686.1
Available lines of credit—uncommitted	265.4	267.3

Total available lines of credit	$939.6	$953.4

        Our principal credit lines were committed and consisted of the global credit facility and the European credit facility. We are not subject to any material compensating balance requirements in connection with our lines of credit.

Global Credit Facility

        The global credit facility is available for general corporate purposes, including the payment of amounts required to be paid upon the effectiveness of the Settlement agreement discussed in Note 14, "Commitments and Contingencies." We may re-borrow amounts repaid under the global credit facility from time to time before the expiration or earlier termination of the global credit facility. Our obligations under the global credit facility bear interest at floating rates, which are generally determined by adding the applicable borrowing margin to the base rate or the interbank rate for the relevant currency and time period. The global credit facility provides for changes in borrowing margins based on our long-term senior unsecured debt ratings. The facility has an expiration date of July 26, 2012. As of March 31, 2010, the total amount available under the global credit facility was approximately $472 million.

        Facility fees are payable at the rate of 0.20% per annum on the total amounts available under the global credit facility. The global credit facility provides for changes in facility fees based on our long-term senior unsecured debt ratings. Also, the facility provides for springing subsidiary guarantees if our long-term senior unsecured debt ratings by both Moody's and Standard & Poor's fall below investment grade.

        At March 31, 2010, there were no amounts outstanding under this facility and we did not utilize this facility in the three months ended March 31, 2010.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(10) Debt and Credit Facilities (Continued)

European Credit Facility

        We have a €150 million European credit facility, equivalent to U.S. $202 million at March 31, 2010. The facility has an expiration date of July 26, 2012. A syndicate of banks made this facility available to Sealed Air and a group of our European subsidiaries for general corporate purposes, including the payment of amounts required to be paid upon effectiveness of the Settlement agreement. The terms of this facility are substantially similar to the terms of our global credit facility. We may re-borrow amounts repaid under the European credit facility from time to time before the expiration or earlier termination of the facility.

        As of December 31, 2009, we had an outstanding balance of €45 million, which was equivalent to U.S. $64 million. We repaid this outstanding balance in January 2010. Interest expense related to the funds drawn in 2009 under this facility was $0.1 million in the three months ended March 31, 2010 based on a weighted average interest rate of 3.625%. As of March 31, 2010, there were no amounts outstanding under this facility.

        The terms of our global credit facility and our European credit facility include a requirement that, upon the occurrence of specified events that would adversely affect the Settlement agreement or would materially increase our liability in respect of the Grace bankruptcy or the asbestos liability arising from the Cryovac transaction, we would be required to repay any amounts outstanding under these facilities or refinance these facilities within 60 days.

Other Lines of Credit

        Substantially all our short-term borrowings of $14.0 million at March 31, 2010 and $28.2 million at December 31, 2009 were outstanding under lines of credit available to several of our foreign subsidiaries. The following table details our other lines of credit at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Available lines of credit	$265.4	$267.3
Unused lines of credit	239.7	224.4
Weighted average interest rate	7.8%	5.5%

Covenants

        Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. Our global credit facility and our European credit facility contain financial covenants relating to interest coverage, debt leverage and minimum liquidity and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the Settlement agreement discussed above. We were in compliance with the above financial covenants and limitations, as applicable, at March 31, 2010 and December 31, 2009.

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

        We are exposed to market risk, such as fluctuations in foreign currency exchange rates and interest rates. To manage the volatility relating to these exposures, we enter into various derivative instruments from time to time under our risk management policies. We designate derivative instruments as hedges on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments offset in part or in whole corresponding changes in the fair value or cash flows of the underlying exposures being hedged. We assess the initial and ongoing effectiveness of our hedging relationships in accordance with our policy. We do not purchase, hold or sell derivative financial instruments for trading purposes. Our practice is to terminate derivative transactions if the underlying asset or liability matures or is sold or terminated, or if we determine the underlying forecasted transaction is no longer probable of occurring.

Foreign Currency Forward Contracts

        Our subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purposes of our foreign currency hedging activities are to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies and to minimize the impact of the changes in foreign currencies related to certain foreign currency denominated interest-bearing intercompany loans and receivables and payables. The changes in fair value of these contracts are recognized in other income (expense), net, on the condensed consolidated statements of operations and are largely offset by the remeasurement of the underlying foreign currency denominated items. These contracts have original maturities of less than 12 months.

        At March 31, 2010, we were party to foreign currency forward contracts with an aggregate notional amount of $270.7 million maturing through December 2010. At December 31, 2009, we were party to foreign currency forward contracts with an aggregate notional amount of $282.8 million maturing through December 2010.

        The estimated fair value of these contracts, which represents the estimated net payments that would be paid or that would be received by us in the event of their termination, based on the then current foreign currency exchange rates, was a net current asset of $1.1 million at March 31, 2010 and net current liability of $3.6 million at December 31, 2009. The related net gains and losses were largely offset by the net losses and gains resulting from the remeasurement of the underlying foreign currency denominated transactions.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(11) Derivatives and Hedging Activities (Continued)

  Cash Flow Hedges

        We record gains and losses on foreign currency forward contracts qualifying as cash flow hedges in other comprehensive income to the extent that these hedges are effective and until we recognize the underlying transactions in net earnings, at which time we recognize these gains and losses in other income (expense), net, on the condensed consolidated statements of operations.

        Net unrealized after tax gains (losses) related to these contracts that were included in other comprehensive income for the three months ended March 31, 2010 and 2009 were immaterial. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.

Interest Rate Swaps

        From time to time, we may use interest rate swaps to manage our mix of fixed and floating rates on our outstanding indebtedness.

        At March 31, 2010, we had outstanding interest rate swaps with a total notional amount of $200.0 million that qualified and were designated as fair value hedges. We entered into these interest rate swaps to effectively convert a portion of our 12% Senior Notes into floating rate debt. We recorded a mark to market adjustment to record an increase of $3.2 million at March 31, 2010 in the carrying amount of the 12% Senior Notes due to changes in interest rates and an offsetting increase to other assets at March 31, 2010 to record the fair value of the related interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.

        At December 31, 2009, we recorded a mark to market adjustment to record a decrease of $0.5 million in the carrying amount of the 12% Senior Notes due to changes in interest rates and an offsetting increase to other liabilities at December 31, 2009 to record the fair value of the related interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.

        In the three months ended March 31, 2010, under the terms of the $200.0 million (notional amount) outstanding interest rate swap agreements, we received interest at a fixed rate and paid interest at variable rates that were based on the one-month London Interbank Offered Rate, or LIBOR. As a result, interest expense was reduced by $0.6 million in the three months ended March 31, 2010.

Other Derivative Instruments

        We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure due to foreign exchange rates and interest rate and currency swaps related to access to international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At March 31, 2010, we had no foreign exchange options or interest rate and currency swap agreements outstanding.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(11) Derivatives and Hedging Activities (Continued)

        See Note 12, "Fair Value Measurements and Other Financial Instruments," for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments.

        The following table details the fair value of our derivative instruments included on the condensed consolidated balance sheets.

	Fair Value of Asset Derivatives(1)		Fair Value of (Liability) Derivatives(1)
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Foreign currency forward contracts (cash flow hedges)	$—	$0.1	$(0.1)	$(0.2)
Interest rate swaps	$3.2	$—	$—	$(0.5)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	$1.4	$0.1	$(0.2)	$(3.6)

Total	$4.6	$0.2	$(0.3)	$(4.3)

(1)
Asset derivatives were included in other current assets for the foreign currency forward contracts and other assets for the interest rate swaps. Liability derivatives were included in other current liabilities for foreign currency forward contracts and other liabilities for interest rate swaps.

        The following table details the effect of our derivative instruments on the condensed consolidated statements of operations.

	Amount of Gain (Loss) Recognized in Net Earnings on Derivatives(1)
	Three Months Ended March 31,
	2010	2009
Derivatives designated as hedging instruments:
Interest rate swaps	$0.6	$—
Foreign currency forward contracts(2)	(0.1)	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(2)	(25.3)	(2.8)

Total	$(24.8)	$(2.8)

(1)
Amounts recognized on the foreign currency forward contracts were included in other income (expense), net. Amounts recognized on the interest rate swaps were included in interest expense.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(11) Derivatives and Hedging Activities (Continued)

(2)
The net losses included above were substantially offset by the net gains resulting from the remeasurement of the underlying foreign currency denominated items.

(12) Fair Value Measurements and Other Financial Instruments

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

March 31, 2010	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$7.4	$—	$7.4	$—

Available-for-sale securities	$13.8	$—	$—	$13.8

Derivative financial instruments net asset:
Interest rate swaps	$3.2	$—	$3.2	$—

Foreign currency forward contracts	$1.1	$—	$1.1	$—

December 31, 2009	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$65.0	$—	$65.0	$—

Available-for-sale securities	$13.7	$—	$—	$13.7

Derivative financial instruments net liability:
Interest rate swaps	$0.5	$—	$0.5	$—

Foreign currency forward contracts	$3.6	$—	$3.6	$—

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(12) Fair Value Measurements and Other Financial Instruments (Continued)

        The following table shows a reconciliation of our available-for-sale securities, which are measured at fair value on a recurring basis using Level 3 inputs, as of March 31, 2010 (in millions):

Estimated fair value as of December 31, 2009	$13.7
Unrealized gains recorded in other comprehensive income in 2010	0.9
Other than temporary impairment included in earnings in 2010	(0.7)
Unrealized gains reclassified to net earnings from other comprehensive income in 2010	(0.1)

Estimated fair value as of March 31, 2010	$13.8

Cash Equivalents

        Our cash equivalents at March 31, 2010 consisted of investments in U.S. Treasury obligations (fair value determined using Level 2 inputs). Our cash equivalents at December 31, 2009 consisted of investments in commercial paper (fair value determined using Level 2 inputs). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

Available-for-Sale Securities

        Available-for-sale securities consist of auction rate securities, which are recorded at fair value on the condensed consolidated balance sheets using an income approach valuation technique based on our interpretation by analysis and from related securities in secondary markets (Level 3 inputs).

        Since these auction rate securities do not currently have readily available or observable prices, we used the income approach to determine the fair value of these securities. We calculated an estimated fair value for these investments using a bond calculation. The valuation methodology included the following inputs and assumptions:

  Maturity—Our debt instruments investments have stated maturities that exceed 10 years, while the other investments are non-cumulative perpetual preferred stock investments with no maturity dates. Our valuation model assumes that auctions of all of the investments will resume or that a financial resolution will otherwise be achieved within the next 10 years (the "workout period").

  Coupon—All of these investments are variable rate instruments, with interest rates resetting every 28 days based on a pre-determined formula. Since the workout period is assumed to be 10 years, we used the 10-year U.S. dollar interest rate swap rate plus an additional issuer specific credit spread to reflect a fixed coupon for the debt instruments over the 10-year period. Our coupon assumptions for the March 31, 2010 and December 31, 2009 fair value valuations include a zero coupon rate for the two perpetual preferred stock investments since AMBAC (the securities' issuer) discontinued its dividend payments on these securities.

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

(12) Fair Value Measurements and Other Financial Instruments (Continued)

        Our valuation methodology calculations are subjective and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect our estimates.

        See Note 5, "Available-for-Sale Investments," for additional information.

Derivative Financial Instruments

        Our foreign currency forward contracts are recorded at fair value on the condensed consolidated balance sheets using the income approach valuation technique based on observable market inputs (Level 2).

        Observable market inputs used in the calculation of the fair value of foreign currency forward contracts include foreign currency spot and forward rates obtained from an independent third party market data provider. In addition, other pricing data quoted by various banks and foreign currency dealers involving identical or comparable instruments are included.

        Our interest rate swaps are recorded at fair value on the condensed consolidated balance sheet using the income approach valuation technique based on observable market inputs (Level 2). Observable market inputs used in the calculation of the fair value of interest rate swaps include pricing data from counterparties to these swaps, and a comparison is made to other market data including U.S. Treasury yields and swap spreads involving identical or comparable derivative instruments.

        Counterparties to these foreign currency forward contracts and interest rate swaps are rated at least A- by Standard & Poor's and A3 by Moody's. None of these counterparties experienced any significant ratings downgrades in the three months ended March 31, 2010. The fair value generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date.

Other Financial Instruments

        The following financial instruments are recorded at fair value or at amounts that approximate fair value: (1) receivables, net, (2) certain other current assets, (3) accounts payable and (4) other current liabilities. The carrying amounts reported on the condensed consolidated balance sheets for the above financial instruments closely approximate their fair value due to the short-term nature of these assets and liabilities.

        Other liabilities that are recorded at carrying value on our condensed consolidated balance sheets include our senior notes. To calculate the fair value of our senior notes at March 31, 2010 and December 31, 2009, we utilized a market approach. Due to their limited investor base and the relatively small face value of each issue of the senior notes, they may not be actively traded on the date the fair value is calculated. Therefore, we utilize prices and other relevant information generated by market transactions involving similar securities, reflecting U.S. Treasury yields to calculate the yield to maturity and the price on each of our senior notes. These inputs are provided by an independent third party and are considered to be Level 2 inputs as described above.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(12) Fair Value Measurements and Other Financial Instruments (Continued)

        We derived the fair value estimates of our various other debt instruments by evaluating the nature and terms of each instrument, considering prevailing economic and market conditions, and examining the cost of similar debt offered at the balance sheet date. We also incorporated our credit default swap rates and currency specific swap rates in the valuation of each debt instrument, as applicable.

        These estimates are subjective and involve uncertainties and matters of significant judgment, and therefore we cannot determine them with precision. Changes in assumptions could significantly affect our estimates.

        The carrying amounts and estimated fair values of our debt at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
12% Senior Notes due February 2014(1)	$303.2	$365.8	$299.5	$372.5
7.875% Senior Notes due June 2017	392.0	428.0	391.8	424.0
6.875% Senior Notes due July 2033	448.5	433.1	448.5	423.0
5.625% Senior Notes due July 2013	399.5	422.0	399.4	416.0
Other foreign loans	27.5	20.9	109.0	115.4
Other loans	11.4	22.2	12.8	23.8

Total debt	$1,582.1	$1,692.0	$1,661.0	$1,774.7

(1)
The carrying value and fair value of such debt included adjustments due to interest rate swaps. See Note 11, "Derivatives and Hedging Activities."

(13) Income Taxes

Effective Income Tax Rate and Income Tax Provision

        Our effective income tax rate was 28.8% for both the three months ended March 31, 2010 and 2009.

        For both the three months ended March 31, 2010 and 2009, our effective income tax rate was lower than the statutory U.S. federal income tax rate of 35% primarily due to a lower net effective income tax rate on foreign earnings and the inclusion of tax benefits from the domestic manufacturing deduction, partially offset by state income taxes. The rate for the three months ended March 31, 2009 was also lower than the statutory U.S. rate because of certain U.S. tax credits that expired on December 31, 2009.

Unrecognized Tax Benefits

        There have been no material changes to our unrecognized tax benefits as reported at March 31, 2010, nor have we changed our policy in regard to the reporting of penalties and interest related to unrecognized tax benefits.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(14) Commitments and Contingencies

Cryovac Transaction Commitments and Contingencies

Settlement Agreement and Related Costs

        On November 27, 2002, we reached an agreement in principle with the Committees appointed to represent asbestos claimants in the bankruptcy case of W. R. Grace & Co., known as Grace, to resolve all current and future asbestos-related claims made against the Company and our affiliates in connection with the Cryovac transaction described below (as memorialized by the parties in the Settlement agreement and as approved by the Bankruptcy Court, the "Settlement agreement"). The Settlement agreement will also resolve the fraudulent transfer claims and successor liability claims, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies in connection with the Cryovac transaction. On December 3, 2002, our Board of Directors approved the agreement in principle. We received notice that both of the Committees had approved the agreement in principle as of December 5, 2002. The parties subsequently signed the definitive Settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. For a description of the Cryovac transaction, asbestos-related claims and the parties involved, see "Cryovac Transaction" "Discussion of Cryovac Transaction Commitments and Contingencies," "Fresenius Claims," "Canadian Claims" and "Additional Matters Related to the Cryovac Transaction" below.

        We recorded a pre-tax charge of $850.1 million as a result of the Settlement agreement on our condensed consolidated statement of operations for the year ended December 31, 2002. The charge consisted of the following items:

  •
  a charge of $512.5 million covering a cash payment that we will be required to make under the Settlement agreement upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy. Because we cannot predict when a plan of reorganization may become effective, we recorded this liability as a current liability on our condensed consolidated balance sheet at December 31, 2002. Under the terms of the Settlement agreement, this amount accrues interest at a 5.5% annual rate from December 21, 2002 to the date of payment. We have recorded this interest in interest expense on our condensed consolidated statements of operations and in Settlement agreement and related accrued interest on our condensed consolidated balance sheets. The accrued interest, which is compounded annually, was $244.5 million at March 31, 2010 and $234.3 million at December 31, 2009.

  •
  a non-cash charge of $321.5 million representing the fair market value at the date we recorded the charge of nine million shares of Sealed Air common stock that we expect to issue under the Settlement agreement upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy, which was adjusted to eighteen million shares due to our two-for-one stock split in March 2007. These shares are subject to customary anti-dilution provisions that adjust for the effects of stock splits, stock dividends and other events affecting our common stock. The fair market value of our common stock was $35.72 per pre-split share ($17.86 post-split) as of the close of business on December 5, 2002. We recorded this amount on our condensed consolidated balance sheet at December 31, 2002 as follows: $0.9 million representing the aggregate par value of these shares of common stock reserved for issuance related to the Settlement agreement, and the remaining $320.6 million, representing the excess of the

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(14) Commitments and Contingencies (Continued)

    aggregate fair market value over the aggregate par value of these common shares, in additional paid-in capital. The diluted net earnings per common share calculations for the March 31, 2010 and 2009 periods reflect the eighteen million shares of common stock that we have reserved for issuance related to the Settlement agreement.

  •
  $16.1 million of legal and related fees as of December 31, 2002.

        Settlement agreement and related costs reflected legal and related fees for Settlement-related matters of $0.3 million for the three months ended March 31, 2010 and $0.5 million in the three months ended March 31, 2009 which are included in other income (expense), net, on our condensed consolidated statements of operations.

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

        With the fraudulent transfer trial set to commence on December 9, 2002, on November 27, 2002, we reached an agreement in principle with the Committees prosecuting the claims against the Company and Cryovac, Inc., to resolve all current and future asbestos-related claims arising from the Cryovac transaction. On the same day, the court entered an order confirming that the parties had reached an amicable resolution of the disputes among the parties and that counsel for us and the Committees had agreed and bound the parties to the terms of the agreement in principle. As discussed above, the agreement in principle called for payment of nine million shares of our common stock and $512.5 million in cash, plus interest on the cash payment at a 5.5% annual rate starting on December 21, 2002 and ending on the effective date of an appropriate plan of reorganization in the Grace bankruptcy, when we are required to make the payment. These shares are subject to customary anti-dilution provisions that adjust for the effects of stock splits, stock dividends and other events affecting our common stock, and as a result, the number of shares of our common stock that we will issue increased to eighteen million shares upon the two-for-one stock split in March 2007. On December 3, 2002, the Company's Board of Directors approved the agreement in principle. We received notice that both of the Committees had approved the agreement in principle as of December 5, 2002. The parties subsequently signed the definitive Settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. On November 26, 2003, the parties jointly presented the definitive Settlement agreement to the U.S. District Court for the District of Delaware for approval. On Grace's motion to the U.S. District Court, that court transferred the motion to approve the Settlement agreement to the Bankruptcy Court for disposition.

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

        The Bankruptcy Court has conducted hearings to consider confirmation of the PI Settlement Plan and has heard closing arguments with respect to the PI Settlement Plan, but additional hearings may be held by the Bankruptcy Court and the District Court to consider matters related to the PI Settlement Plan. Grace, the ACC, the FCR, and the Equity Committee have filed, as co-proponents, a proposed confirmation order with respect to the PI Settlement Plan. However, the Bankruptcy Court has not indicated whether it will confirm the PI Settlement Plan and, as indicated above, objections to the PI Settlement Plan remain pending (including objections relating to injunctions, releases and provisions as applied to us and/or that are contemplated by the Settlement agreement). We do not know whether or when a final plan of reorganization will be confirmed or become effective. Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) is confirmed by the Bankruptcy Court, approved by the District Court, and does become effective, we do not know whether the final plan of reorganization will be consistent with the terms of the Settlement agreement or if the other conditions to our obligation to pay the Settlement agreement amount will be met. If these conditions are not satisfied or not waived by us, we will not be obligated to pay the amount contemplated by the Settlement agreement. However, if we do not pay the Settlement agreement amount, we will not be released from the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against us and all of these claims would remain pending and would have to be resolved through other means, such as through agreement on alternative settlement terms or trials. In that case, we could face liabilities that are significantly different from our obligations under the Settlement agreement. We cannot estimate at this time what those differences or their magnitude may be. In the event these liabilities are materially larger than the current existing obligations, they could have a material adverse effect on our consolidated financial position and results of operations.

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

Canadian Claims

        In November 2004, the Company's Canadian subsidiary Sealed Air (Canada) Co./Cie learned that it had been named a defendant in the case of Thundersky v. The Attorney General of Canada, et al. (File No. CI04-01-39818), pending in the Manitoba Court of Queen's Bench. Grace and W. R. Grace & Co.—Conn. are also named as defendants. The plaintiff brought the claim as a putative class proceeding and seeks recovery for alleged injuries suffered by any Canadian resident, other than in the course of employment, as a result of Grace's marketing, selling, processing, manufacturing, distributing and/or delivering asbestos or asbestos-containing products in Canada prior to the Cryovac Transaction. A plaintiff filed another proceeding in January 2005 in the Manitoba Court of The Queen's Bench naming the Company and specified subsidiaries as defendants. The latter proceeding, Her Majesty the Queen in Right of the Province of Manitoba v. The Attorney General of Canada, et al. (File No. CI05-01-41069), seeks the recovery of the cost of insured health services allegedly provided by the Government of Manitoba to the members of the class of plaintiffs in the Thundersky proceeding. In October 2005, we learned that six additional putative class proceedings had been brought in various provincial and federal courts in Canada seeking recovery from the Company and its subsidiaries Cryovac, Inc. and Sealed Air (Canada) Co./Cie, as well as other defendants including W. R. Grace & Co. and W. R. Grace & Co.—Conn., for alleged injuries suffered by any Canadian resident, other than in the course of employment (except with respect to one of these six claims), as a result of Grace's marketing, selling, manufacturing, processing, distributing and/or delivering asbestos or asbestos-containing products in Canada prior to the Cryovac transaction. Grace and W. R. Grace & Co.—Conn. have agreed to defend, indemnify and hold harmless the Company and its affiliates in respect of any liability and expense, including legal fees and costs, in these actions.

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

Other Litigation and Claims

        The Company and its subsidiary Sealed Air Corporation (US) are named as defendants in the case of Albert L. Gray, Administrator, et al. v. Jeffrey Derderian, et al. (Case No. 04-312L) in the U.S. District Court for the District of Rhode Island. This lawsuit seeks monetary damages arising out of a fire that occurred at the Station nightclub in West Warwick, Rhode Island on February 23, 2003. Our subsidiary is alleged to have designed, manufactured, distributed and/or sold polyethylene foam material that was purportedly installed as soundproofing at the Station nightclub. The Third Amended Master Complaint in this lawsuit was subsequently adopted by the plaintiffs in the case of Estate of Jude B. Henault, et al. v. American Foam Corporation, et al. (Case No. 03-483L) as well as twelve related lawsuits all pending in the United States District Court for the District of Rhode Island. We and our insurance carriers have reached a settlement in principle of these lawsuits with representative counsel for the plaintiffs. Our primary and first excess insurance carrier will fully fund the settlement in the amount of $25.0 million. As a result of the settlement in principle, in 2008 we recorded a current liability in the amount of $25.0 million on our condensed consolidated balance sheet. We also recorded a corresponding current asset on our condensed consolidated balance sheet in 2008 for $24.5 million for the portion of the claim that is covered by our primary and first excess insurance carriers. We also recorded a pre-tax charge of $0.5 million in 2008 for the amount of the deductible payable by us, which was included in other income (expense), net, on the condensed consolidated statement of operations. This settlement in principle remains subject to Court approval and satisfaction of other conditions detailed in notices of settlement filed with the Court.

(15) Stockholders' Equity

Quarterly Cash Dividends

        On April 13, 2010, our Board of Directors declared a quarterly cash dividend of $0.12 per common share. This dividend is payable on June 18, 2010 to stockholders of record at the close of business on June 4, 2010. The estimated amount of this dividend payment is $19.1 million based on 159.5 million shares of our common stock issued and outstanding as of April 30, 2010.

        On February 18, 2010, our Board of Directors declared a quarterly cash dividend of $0.12 per common share, which was paid on March 19, 2010 to stockholders of record at the close of business on March 5, 2010. We used $19.1 million of available cash to pay this quarterly cash dividend.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(15) Stockholders' Equity (Continued)

        The dividend payments discussed above are recorded as reductions to retained earnings on our condensed consolidated balance sheets. From time to time, we may consider other means of returning value to our stockholders based on our consolidated financial position and results of operations. There is no guarantee that our Board of Directors will declare any further dividends.

2005 Contingent Stock Plan

  Total Share-based Compensation

        We record share-based compensation expense in marketing, administrative and development expenses on the condensed consolidated statements of operations with a corresponding credit to additional paid-in capital within stockholders' equity based on the fair value of share-based compensation awards at the date of grant. Total share-based compensation expense related to all of our share-based compensation programs was $7.5 million in three months ended March 31, 2010 and $6.3 million in the three months ended March 31, 2009. At March 31, 2010, the estimated amount of share-based compensation related to all of our share-based compensation programs expected to be recognized on a straight-line basis over the respective remaining vesting periods for all awards through 2013 was $50.1 million. The discussion that follows details our share-based compensation programs.

  PSU Awards

        As part of our long term incentive program adopted in 2008, during the first 90 days of each year starting in 2008, the Organization and Compensation Committee of our Board of Directors, or Compensation Committee, has approved Performance Share Unit (PSU) awards for our executive officers and other selected key executives, which includes for each officer or executive a target number of shares of common stock and performance goals and measures that will determine the percentage of the target award that is earned following the end of the performance period.

  2010 Three-year PSU Awards

        In March 2010, the Compensation Committee approved awards with a three-year performance period beginning January 1, 2010. The Compensation Committee established new principal performance goals for the 2010 PSU awards, which were three-year cumulative volume growth of net sales and the three-year average return on invested capital during the performance period (fiscal 2010 through fiscal 2012). These performance goals are outlined in further detail in the Proxy Statement for our 2010 Annual Meeting of Stockholders. The total target number of shares of common stock that can be earned is 453,654 shares for these 2010 PSU awards. If the threshold level is achieved for either of the two performance goals mentioned above, then the number of shares earned for each participant can be increased (if the additional goal mentioned below is achieved) or decreased (if the additional goal mentioned below is not achieved) by up to 10% of the target level at the discretion of the Compensation Committee, or an aggregate of 45,365 shares for all participants. The additional goal is a 2012 safety result. At about the same time that shares are issued to participants following the performance period, participants will also receive a cash payment in the amount of the dividends (without interest) that would have been paid during the performance period on the number of shares

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(15) Stockholders' Equity (Continued)

that they have earned. As of March 31, 2010, we have accrued a nominal amount for these dividends in other current liabilities on our condensed consolidated balance sheet.

        The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares depending on the level of achievement of the performance goals and measures, plus or minus the 45,365 additional shares mentioned above.

        Each quarter, we recognize an expense or credit reflecting the effects of changes in the probability of achieving the performance goals and measures. We include these adjustments in marketing, administrative and development expenses.

        Share-based compensation expense related to these awards was $0.8 million for the three months ended March 31, 2010, using a grant date share price of $20.88 on March 8, 2010. This expense was calculated based on management's estimate as of March 31, 2010 of the level of achievement of the performance goals and measures, which was determined to be at the target level in the three months ended March 31, 2010.

        As of March 31, 2010, the estimated amount of share-based compensation expense expected to be recognized on a straight-line basis over the respective remaining vesting periods of these awards was approximately $2.4 million in 2010 and $3.2 million in both 2011 and 2012. The estimated amount of this future share-based compensation expense will fluctuate based on: (1) the level of achievement of the three-year goals and measures considered probable in future quarters, which impacts the number of shares that could be issued; and (2) share price of our common stock in 2012, which will impact the expense related to the additional shares.

  2009 Two-year and Three-year PSU Awards

        Share-based compensation expense related to the 2009 two-year and three-year PSU awards was $3.3 million for the three months ended March 31, 2010 and $2.0 million for the same period in 2009. This expense was calculated based on management's estimate at the end of each respective reporting period of the level of achievement of the operating performance goals and measures. This expense for 2010 also reflects a change made to a discretionary clause that was originally included in this program. The operating performance goals and measures as well as the change in a discretionary clause, are outlined in further detail in the Proxy Statement for our 2010 Annual Meeting of Stockholders. Probable achievement of these operating performance goals and measures was determined to be at the maximum level for the three months ended March 31, 2010 and at the target level for the same period in 2009.

        Each quarter, we recognize an expense or credit reflecting the effects of changes in the probability of achieving the operating performance goals and measures. We include these adjustments in marketing, administrative and development expenses. Participants also receive a cash payment in the amount of the dividends (without interest) that would have been paid during the performance period on the number of shares that they have earned. As of March 31, 2010, we have accrued a nominal amount for these dividends in other current liabilities on our condensed consolidated balance sheet.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(15) Stockholders' Equity (Continued)

        As of March 31, 2010, the estimated amount of share-based compensation expense expected to be recognized on a straight-line basis over the respective remaining vesting periods of these awards was approximately $15.4 million in 2010 and $8.2 million in 2011. The estimated amount of this future share-based compensation expense will fluctuate based on: (1) the level of achievement of the two-year and three-year goals and measures considered probable in future quarters, which impacts the number of shares that could be issued; and (2) the future share price of our common stock, which impacts the expense related to additional discretionary shares.

  Other Long-term Share-based Incentive Compensation

        Under our executive compensation program, we have the ability to grant to our executive officers and a small number of other key executives stock leverage opportunity awards, known as SLO awards, as part of our annual incentive plan. The SLO awards are described in further detail in our Proxy Statement for our 2010 Annual Meeting of Stockholders. Other employees are eligible to receive awards of restricted stock, restricted stock units and cash awards as long-term share-based incentive compensation under our 2005 Contingent Stock Plan. Our executive officers and other key executives may also receive awards of restricted stock or restricted stock units from time to time.

        Share-based compensation expense related to these awards was $3.4 million for the three months ended March 31, 2010 and $4.3 million for the same period in 2009. At March 31, 2010, the estimated amount of share-based compensation expense expected to be recognized on a straight-line basis over the respective remaining vesting periods for these awards through 2013 was $17.7 million.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(16) Net Earnings Per Common Share

        The following table sets forth the calculation of basic and diluted net earnings per common share for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Basic Net Earnings Per Common Share:
Numerator
Net earnings available to common stockholders	$61.2	$58.1
Distributed and allocated undistributed net earnings to non-vested restricted stockholders	(0.4)	(0.5)

Distributed and allocated undistributed net earnings to common stockholders	60.8	57.6
Distributed net earnings—dividends paid to common stockholders	(19.0)	(18.9)

Allocation of undistributed net earnings to common stockholders	$41.8	$38.7

Denominator
Weighted average number of common shares outstanding—basic	157.8	156.7

Basic net earnings per common share:
Distributed net earnings to common stockholders	$0.12	$0.12
Allocated undistributed net earnings to common stockholders	0.26	0.25

Basic net earnings per common share:	$0.38	$0.37

Diluted Net Earnings Per Common Share:
Numerator
Distributed and allocated undistributed net earnings to common stockholders	$60.8	$57.6
Add: Allocated undistributed net earnings to non-vested restricted stockholders	0.3	0.3
Interest on 3% Convertible Senior Notes, net of taxes(1)	—	2.0
Less: Undistributed net earnings reallocated to non-vested restricted stockholders	(0.3)	(0.3)

Net earnings available to common stockholders—diluted	$60.8	$59.6

Denominator
Weighted average number of common shares outstanding—basic	157.8	156.7
Effect of assumed issuance of Settlement agreement shares	18.0	18.0
Effect of non-vested restricted stock and restricted stock units	0.3	0.2
Effect of conversion of 3% Convertible Senior Notes(1)	—	13.0

Weighted average number of common shares outstanding—diluted	176.1	187.9

Diluted net earnings per common share	$0.35	$0.32

(1)
On July 19, 2009, we redeemed all of our 3% Convertible Senior Notes due June 2033.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(16) Net Earnings Per Common Share (Continued)

        Diluted weighted average number of common shares outstanding provides for the following items if their inclusion is dilutive: (1) the effect of assumed issuance of 18 million shares of common stock reserved for the Settlement agreement in 2010 and 2009, (2) the effect of non-vested restricted stock and restricted stock units using the treasury stock method in 2010 and 2009 and (3) the effect of conversion of our then-outstanding 3% Convertible Senior Notes due June 2033 in 2009.

        Under U.S. GAAP, since the PSU awards discussed in Note 15, "Stockholders' Equity," are contingently issuable shares that are based on a condition other than earnings or market price, these share have been excluded from the diluted weighted average number of common shares outstanding for the three months ended March 31, 2010 and 2009 because they have not met the performance conditions as of these dates.

(17) Other Income (Expense), net

        The following table provides details of other income, net:

	Three Months Ended March 31,
	2010	2009
Interest and dividend income	$2.0	$1.7
Net foreign exchange transaction gains (losses)	0.7	(2.9)
Settlement agreement and related costs	(0.3)	(0.5)
Noncontrolling interests	0.5	0.3
Costs associated with our accounts receivable securitization program	(0.2)	(0.3)
Other, net	0.8	(1.7)

Other income (expense), net	$3.5	$(3.4)

        Net foreign exchange transaction gains (losses) includes the impact of changes in value associated with amounts receivable or payable on transactions denominated in foreign currencies and amounts related to certain foreign currency denominated receivables and payables and interest-bearing intercompany loans. We enter into foreign currency forward contracts to manage the potential changes in value associated with these transactions and intercompany items mentioned above, and the amounts included above are net of any gains or losses resulting from our foreign currency forward contracts. See Note 11, "Derivatives and Hedging," for further discussion of our foreign currency forward contracts.

(18) Subsequent Event

  Expansion in Brazil

        In April 2010, we announced the investment in a new manufacturing facility in Brazil for expanded capacity in this region primarily for our Food Packaging segment. Total capital expenditures related to this investment are estimated to be approximately $20 million at the March 31, 2010 exchange rate for the Brazilian real. Most of these expenditures are expected to occur in 2010 with additional amounts expected in 2011.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information in Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with our condensed consolidated financial statements and related notes set forth in Item 1 of Part I of this quarterly report on Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and our consolidated financial statements and related notes set forth in Item 8 of Part II of that Form 10-K. See Part II, Item 1A, "Risk Factors" and "Cautionary Notice Regarding Forward-Looking Statements," below, and the information referenced therein, for a description of risks that the Company faces and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in millions.

Non-U.S. GAAP Information

        In Management's Discussion and Analysis of Financial Condition and Results of Operations, we present financial information in accordance with U.S. GAAP, but we also present financial measures that do not conform to U.S. GAAP, which we refer to as non-U.S. GAAP. As discussed below, we provide this supplemental information as our management believes it is useful to investors. Investors should use caution, however, when reviewing our non-U.S. GAAP presentations. The non-U.S. GAAP information is not a substitute for U.S. GAAP information. It does not purport to represent the similarly titled U.S. GAAP information and is not an indicator of our performance under U.S. GAAP. Further, non-U.S. GAAP financial measures that we present may not be comparable with similarly titled measures used by others.

        In our "2010 Outlook" below, we present anticipated full year 2010 diluted net earnings per common share on a U.S. GAAP basis, but also on a non-U.S. GAAP adjusted basis—excluding an estimated $0.02 charge related to GMS. We believe that excluding the anticipated GMS charge from our projected earnings aids in the comparison of our earnings performance between 2010 and prior years. Our management will look at our earnings performance both including the GMS charge and excluding it. Further, we may use adjusted earnings per share results to determine incentive compensation. Thus, our management believes that this information may be useful to investors.

        In our "Highlights of Financial Performance" and in our "Net Sales by Segment Reporting Structure" below, we first present our results in accordance with U.S. GAAP, but in the discussions that follow, we exclude the impact of foreign currency translation when presenting net sales information. Changes in net sales excluding the impact of foreign currency translation is a non-U.S. GAAP financial measure, which we define as "constant dollar." As a worldwide business, it is important that we take into account the effects of foreign currency translation when we view our results and plan our strategies. Nonetheless, we cannot directly control changes in foreign currency exchange rates. Consequently, when management looks at our net sales to measure the performance of our business, it typically excludes the impact of foreign currency translation. We also may exclude the impact of foreign currency translation when making incentive compensation determinations. As a result, management believes that these presentations may be useful to investors.

2010 Outlook

        We are anticipating a modest recovery in global economic conditions in 2010 as daily sales trends continued to improve through the first quarter as compared to the same period in 2009. We are assuming that the pace and timing of the recovery will be led by developing regions, with more advanced economies experiencing a slower, more modest rate of recovery. As a result, we are anticipating a 4% to 6% growth in constant dollar sales from a combination of unit volume growth and product price/mix. We expect volume growth to represent the majority of the sales increase in the year, followed by the benefits of our pricing actions taken in the first quarter which are expected to yield benefits starting late in the second quarter.

        As average petrochemical-based raw material prices increased in the first quarter, our current outlook anticipates a low double-digit percent increase in the average cost of resin for the full year with the peak cost occurring in the second quarter. We expect to largely recover these higher resin costs by the end of the year through announced price increases of 4% to 9% globally. We expect foreign exchange to be modestly favorable for the full year as the unfavorable translational effect of the weakening euro is expected to be offset by other appreciating currencies relative to the U.S. dollar. We continue to anticipate marketing, administrative and development expenses to be in the range of 16% to 17% of net sales, capital expenditures to be $80 to $100 million, and a full year 2010 effective tax rate of 27%.

        As a result, we have reaffirmed our full year 2010 diluted net earnings per common share to be in the range of $1.48 to $1.68, or $1.50 to $1.70 on an adjusted basis to exclude an estimated $0.02 charge related to the remaining portion of our Global Manufacturing Strategy, or GMS.

Recent Events

  Expansion in Brazil

        In April 2010, we announced the investment in a new manufacturing facility in Brazil for expanded capacity in this region primarily for our Food Packaging segment. Total capital expenditures related to this investment are estimated to be approximately $20 million at the March 31, 2010 exchange rate for the Brazilian real. Most of these expenditures are expected to occur in 2010 with additional amounts expected in 2011.

  Quarterly Cash Dividends

        On April 13, 2010, our Board of Directors declared a quarterly cash dividend of $0.12 per common share. This dividend is payable on June 18, 2010 to stockholders of record at the close of business on June 4, 2010. The estimated amount of this dividend payment is $19 million based on 160 million shares of our common stock issued and outstanding as of April 30, 2010.

        On February 18, 2010, our Board of Directors declared a quarterly cash dividend of $0.12 per common share, which was paid on March 19, 2010 to stockholders of record at the close of business on March 5, 2010. We used $19 million from available cash to pay this quarterly cash dividend.

Highlights of Financial Performance

        Highlights of our financial performance in the first quarter of 2010 compared with the same period of 2009 were:

	First Quarter of
			% Change
	2010	2009
Net sales	$1,061.2	$988.5	7

Gross profit	$300.0	$285.7	5
As a % of total net sales	28.3%	28.9%
Marketing, administrative and development expenses	175.5	166.2	6
As a % of total net sales	16.5%	16.8%
Restructuring and other charges (credits)	0.6	(0.4)	#

Operating profit	$123.9	$119.9	3

As a % of total net sales	11.7%	12.1%
Net earnings available to common stockholders	$61.2	$58.1	5%

Net earnings per common share:
Basic	$0.38	$0.37	3%

Diluted	$0.35	$0.32	9%

Weighted average number of common shares outstanding:
Basic	157.8	156.7

Diluted(1)	176.1	187.9

#
Denotes a variance greater than 100%

(1)
The decrease in weighted average number of diluted common shares in 2010 compared with 2009 was primarily due to the redemption of our 3% Convertible Senior Notes due 2033 in 2009.

        Our net earnings per diluted common share increased 9% in the first quarter of 2010 compared with the same period in 2009. The primary contributing factor to our net earnings per diluted common share growth was higher gross profit, which reflected an increase in net sales from favorable foreign currency translation and unit volume growth, partially offset by lower product price/mix. In addition, we experienced higher average petrochemical-based raw material costs of approximately $30 million in the first quarter of 2010 compared with 2009, partially offset by an estimated $15 million of benefits from supply chain productivity improvements by sourcing volume from lower cost facilities in our developing regions and benefits from our GMS program. Marketing, administrative and development expenses were relatively flat as a percentage of net sales in the first quarter of 2010 compared with the same period of 2009. Other income was $4 million in the first quarter of 2010 compared with other expense of $3 million in the same period in 2009, principally due to the favorable impact of the strengthening of some foreign currencies used when we re-measure our foreign currency denominated receivables and payables and intercompany loans.

        See the discussion below for further details about the material factors that contributed to the changes in net sales by our segment reporting structure and by geographic region, cost of sales, marketing, administrative and development expenses and operating profit by our segment reporting structure.

Net Sales by Segment Reporting Structure

        The following table presents net sales by our segment reporting structure:

	First Quarter of
			% Change
	2010	2009
Net sales:
Food Packaging	$447.2	$424.0	5%
As a % of total net sales	42.1%	42.9%
Food Solutions	219.1	205.2	7
As a % of total net sales	20.7%	20.8%
Protective Packaging	306.5	280.1	9
As a % of total net sales	28.9%	28.3%
Other	88.4	79.2	12
As a % of total net sales	8.3%	8.0%

Total	$1,061.2	$988.5	7%

Net Sales by Geographic Region

        The following table presents net sales by geographic region.

	First Quarter of
			% Change
	2010	2009
Net sales:
U.S.	$483.7	$471.1	3%
As a % of total net sales	45.6%	47.7%
International	577.5	517.4	12
As a % of total net sales	54.4%	52.3%

Total net sales	$1,061.2	$988.5	7%

        By geographic region, the components of the increase in net sales for the first quarter of 2010 compared with the same period of 2009 were as follows:

First Quarter of 2010	U.S.		International		Total Company
Volume—Units	$26.0	5.5%	$16.0	3.1%	$42.0	4.2%
Volume—Acquired businesses, net of dispositions	—	—	(1.1)	(0.2)	(1.1)	(0.1)
Product price/mix	(13.4)	(2.8)	(13.4)	(2.6)	(26.8)	(2.7)
Foreign currency translation	—	—	58.6	11.3	58.6	5.9

Total	$12.6	2.7%	$60.1	11.6%	$72.7	7.3%

        See below for details of the major factors, trends and regions that contributed to the changes in net sales by our segment reporting structure in the periods mentioned above.

  Foreign Currency Translation Impact on Net Sales

        Most foreign currencies strengthened against the U.S. dollar in the first quarter of 2010 compared with the same period of 2009. This resulted in a favorable foreign currency translation impact on our net sales of $59 million in the first quarter of 2010 compared with the same period of 2009.

        Approximately 19% of our first quarter 2010 net sales were from euro zone countries. According to external sources, as a result of on-going concerns about the ability of some countries in the euro zone to effectively manage sovereign debt obligations and rising budget deficits, the euro has weakened against the U.S. dollar during the first quarter of 2010. Nonetheless, on average the euro-dollar exchange ratio was higher in the first quarter of 2010 compared with the same period of 2009.

        The following tables present the components of change in net sales for the first quarter of 2010 compared with the same period of 2009. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as "constant dollar." We believe using constant dollar comparisons aids in the comparability with other periods.

First Quarter of 2010	Food Packaging		Food Solutions		Protective Packaging		Other		Total Company
Volume—Units	$9.1	2.1%	$3.2	1.5%	$21.7	7.8%	$8.0	10.0%	$42.0	4.2%
Volume—Acquired businesses, net of (dispositions)	—	—	—	—	—	—	(1.1)	(1.3)	(1.1)	(0.1)
Product price/mix	(15.8)	(3.7)	(3.4)	(1.7)	(6.9)	(2.5)	(0.7)	(0.9)	(26.8)	(2.7)
Foreign currency translation	29.9	7.0	14.1	6.9	11.6	4.2	3.0	3.8	58.6	5.9

Total change (U.S. GAAP)	$23.2	5.4%	$13.9	6.7%	$26.4	9.5%	$9.2	11.6%	$72.7	7.3%

Impact of foreign currency translation	(29.9)	(7.0)	(14.1)	(6.9)	(11.6)	(4.2)	(3.0)	(3.8)	(58.6)	(5.9)

Total constant dollar change (Non-U.S. GAAP)	$(6.7)	(1.6)%	$(0.2)	(0.2)%	$14.8	5.3%	$6.2	7.8%	$14.1	1.4%

        The following net sales discussion is on a constant dollar basis.

Food Packaging Segment Net Sales

        The constant dollar decrease in net sales in the first quarter of 2010 compared with the same period in 2009 was primarily due to:

  •
  a decrease in product price/mix in the U.S. of $10 million, or 5%; and

  •
  a decrease in unit volume in Europe of $4 million, or 5%;

        partially offset by:

  •
  increases in unit volume in the U.S. of $7 million, or 4%, and in Latin America of $6 million, or 10%.

        The decrease in product price/mix in the U.S. reflected the timing of some contract price adjustments and the unfavorable impact of first quarter 2010 average selling prices reflecting late-2009 resin costs, which compares to higher first quarter 2009 average selling prices that reflected late-2008 peak resin costs. As resin costs rose again in the first quarter of 2010, we responded by announcing various price increases globally.

        The decrease in unit volume in Europe was primarily in Western European countries, which reflected continuing economic weakness and very low consumer confidence levels resulting in lower demand for fresh red meat and specialty cheeses.

        The increase in unit volume in the U.S. was primarily attributable to higher equipment sales as customers invested in replacement and new equipment. This increase was also favorably impacted by higher beef slaughter rates, which in turn resulted in higher sales to new and existing customers of our fresh meat packaging products.

Food Solutions Segment Net Sales

        This segment's net sales were relatively flat on a constant dollar basis in the first quarter of 2010 compared with the same period in 2009. The 2% increase in unit volume in the first quarter of 2010 compared with the same period in 2009 was primarily due to a $6 million, or 6% increase in the U.S., which reflected higher domestic poultry product sales. This increase was offset by lower unit volume in Europe of $3 million, or 4% and a decrease in product price/mix of $2 million, or 2%, in that region. The decline in unit volume was due to the continuing economic weakness in this region, which resulted in the reduced consumption of certain meats, which reduced sales of our case-ready packaging products. The decline in product price/mix was primarily due to the timing of price adjustments for changes in resin costs, mentioned above.

Protective Packaging Segment Net Sales

        The constant dollar increase in net sales in the first quarter of 2010 compared with the same period in 2009 was primarily due to:

  •
  increases in unit volume in the U.S. of $13 million, or 8%, and in Asia of $7 million, or 35%;

        partially offset by;

  •
  a decrease in product price mix in the U.S. of $3 million, or 2%.

        The increase in unit volume in the U.S and in Asia was predominately due to improving economic conditions in these regions, reflecting a modest recovery of export markets and in manufacturing sectors. Also contributing to the increase in unit volume was sales from new shrink packaging products in these regions.

Other Net Sales

        The constant dollar increase in net sales in the first quarter of 2010 compared with the same period in 2009 was primarily due to higher unit volume in our medical applications business in Europe of $3 million, or 12%, and Asia of $3 million, or 34%. The increase in European sales was primarily due to higher demand for our medical applications products from new and existing customers. The increase in Asia was primarily due to pre-buying in China in our medical applications business ahead of a licensing approval in that country.

        Our license to import medical films into China expired in April 2010. We have applied for a license to import, distribute and sell a reformulated medical film and are awaiting approval. While we expect that the license will be approved, any substantial delay or unforeseen difficulties in obtaining the approval could result in a significant effect on the future results of our medical applications business unit and our Other category.

Cost of Sales

        Our primary input costs include resins, direct and indirect labor, other raw materials and other energy-related costs (including transportation costs.) We utilize petrochemical-based resins in the manufacture of many of our products. The costs for these raw materials are impacted by the rise and fall in crude oil and natural gas prices, since they serve as feedstocks utilized in the production of most resins. The prices for these feedstocks have been particularly volatile in recent years as a result of changes in global demand for these resins. Although changes in the prices of crude oil and natural gas are not perfect benchmarks, they are indicative of the variations in raw materials and other input costs we face. We continue to monitor changes in raw material and energy-related costs as they occur and take pricing actions as appropriate to lessen the impact of cost increases when they occur.

        The following table shows our cost of sales for the first quarter of 2010 compared with the same period of 2009:

	First Quarter of
			% Change
	2010	2009
Cost of sales	$761.2	$702.8	8%
As a % of net sales	71.7%	71.1%

        The $58 million increase in cost of sales in the first quarter of 2010 compared with the same period in 2009 was primarily due to:

  •
  an unfavorable impact of foreign currency translation of $45 million;

  •
  higher average petrochemical-based raw material expenditures of approximately $30 million, including higher resin consumption due to the increase in sales volume.

        These factors were partially offset by supply chain productivity improvements by sourcing volume from lower cost facilities in our developing regions. These benefits were estimated to be approximately $15 million, which includes $2 million of incremental benefits from our GMS program.

Marketing, Administrative and Development Expenses

        The following table shows our marketing, administrative and development expenses for the first quarter of 2010 compared with the same period of 2009:

	First Quarter of
			% Change
	2010	2009
Marketing, administrative and development expenses	$175.5	$166.2	6%
As a % of net sales	16.5%	16.8%

        The $9 million increase in marketing, administrative and development expenses was primarily due to:

  •
  an unfavorable impact of foreign currency translation of $7 million;

  •
  higher travel and entertainment expenses of $2 million; and

  •
  higher costs for share-based compensation of $1 million.

        These items were partially offset by a decrease in provision for bad debt expense of $2 million primarily related to recent improvements in customer credit conditions affecting some of our Food Packaging customers in Latin America.

Global Manufacturing Strategy and 2008 Cost Reduction and Productivity Program

Global Manufacturing Strategy

        Our global manufacturing strategy expanded our production capabilities in regions where demand for our products and services has been growing significantly. Additionally, we have been optimizing certain manufacturing platforms in North America and Europe into centers of excellence. The goals of this multi-year program have been to expand capacity in growing markets, further improve our operating efficiencies, and implement new technologies more effectively. By taking advantage of new technologies and streamlining production on a global scale, we have continued to enhance our profitable growth and our global leadership position and have produced meaningful benefits.

        We announced this multi-year global manufacturing strategy in 2006. In 2009, we substantially finished the construction phase of GMS with the launch of our manufacturing facility in Duchnice, Poland. This facility along with our other new facilities in Qingpu, China and Monterrey, Mexico substantially completed the construction phase related to this program. We anticipate an additional $2 million of associated costs in mid-2010, marking the completion of GMS.

        We continue to expect to realize an incremental $10 million of benefits in 2010, bringing this program's full annual estimated benefit run rate to $55 million.

        The capital expenditures, associated costs and related restructuring charges and the total amounts incurred since inception of this multi-year strategy are included in the table below.

	Three Months Ended March 31,
			Cumulative Through March 31, 2010
	2010	2009
Capital expenditures	$2.0	$6.2	$154.7
Associated costs(1)	1.8	3.1	34.1
Restructuring and other charges (credits)(2)	0.9	(0.2)	39.2

(1)
The associated costs principally include facility start-up costs, which are primarily included in cost of sales on the condensed consolidated statements of operations. These charges by our reporting structure were as follows:

	Three Months Ended March 31,
	2010	2009
Food Packaging	$1.4	$2.5
Food Solutions	0.4	0.1
Protective Packaging	—	0.5

Total	$1.8	$3.1

(2)
The restructuring and other charges (credits) were primarily for costs of termination benefits, the majority of which were related to the Food Packaging segment. The restructuring and other charges (credits) for the three months ended March 31, 2010 were primarily related to our previously announced plan to cease certain operations at one of our German locations. These charges were included in restructuring and other charges (credits) on the condensed consolidated statements of operations. See Note 3, "Segments," for restructuring and other charges (credits) by reportable segment and Other. A reconciliation of the restructuring accrual for GMS is included below.

        The components of the restructuring accrual for GMS through March 31, 2010 and the accrual balance remaining on our condensed consolidated balance sheet at March 31, 2010 were as follows:

Restructuring accrual at December 31, 2009	$9.4
Provision for termination benefits	0.9
Adjustment to accrual for termination benefits	(0.1)
Cash payments during 2010	(3.1)
Effect of changes in foreign currency rates	(0.3)

Restructuring accrual at March 31, 2010	$6.8

        We expect to pay $6.6 million of the accrual balance remaining at March 31, 2010 within the next 12 months. This amount is included in other current liabilities on our condensed consolidated balance sheet at March 31, 2010. The remaining accrual of $0.2 million is expected to be paid in 2011 and is included in other liabilities on our condensed consolidated balance sheet at March 31, 2010.

2008 Cost Reduction and Productivity Program

        In 2008, we implemented a cost reduction and productivity program. As a result, we recorded $65.8 million of pre-tax charges primarily for costs for termination benefits in 2008. The components of the restructuring accrual through March 31, 2010 and the accrual balance remaining on our condensed consolidated balance sheet at March 31, 2010 related to this program are included in the table below.

Restructuring accrual at December 31, 2009	$6.6
Adjustment to accrual for termination benefits	(0.2)
Cash payments made during 2010	(3.2)
Effect of changes in foreign currency rates	(0.1)

Restructuring accrual at March 31, 2010	$3.1

        We expect to pay $3.0 million of the accrual balance remaining at March 31, 2010 within the next 12 months. This amount is included in other current liabilities on the condensed consolidated balance sheet at March 31, 2010. The remaining accrual of $0.1 million is expected to be paid in 2011 and is included in other liabilities on the condensed consolidated balance sheet at March 31, 2010.

Operating Profit

        Management evaluates the performance of each reportable segment based on its operating profit. Operating profit by our segment reporting structure for the 2010 and 2009 periods was as follows:

	First Quarter of
			% Change
	2010	2009
Food Packaging	$56.5	$58.6	(4)%
As a % of Food Packaging net sales	12.6%	13.8%
Food Solutions	20.9	22.5	(7)
As a % of Food Solutions net sales	9.5%	11.0%
Protective Packaging	39.5	34.2	15
As a % of Protective Packaging net sales	12.9%	12.2%
Other	7.6	4.2	81
As a % of Other net sales	8.6%	5.3%

Total segments and other	124.5	119.5	4
As a % of total net sales	11.7%	12.1%
Restructuring and other charges (credits)(1)	0.6	(0.4)	#

Total operating profit	$123.9	$119.9	3

As a % of total net sales	11.7%	12.1%

#
Denotes a variance greater than 100%

(1)
The 2010 amount represents charges associated with the implementation of our global manufacturing strategy, primarily in our Food Packaging segment. See "Global Manufacturing Strategy and 2008 Cost Reduction and Productivity Program," above for further discussion of restructuring and other charges (credits).

  Food Packaging Segment Operating Profit

        The decrease in operating profit in the first quarter of 2010 compared with the same period in 2009 was primarily due to lower product price/mix mentioned above and higher petrochemical-based raw material expenditures of approximately $10 million. These items were partially offset by the increase in unit volume mentioned above and the favorable impact of our tight control of marketing, administrative and development expenses, which remained relatively flat as a percentage of net sales in the first quarter of 2010 compared with the same period in 2009.

  Food Solutions Segment Operating Profit

        The decrease in operating profit in the first quarter of 2010 compared with the same period in 2009 was primarily due to higher petrochemical-based raw material expenditures of approximately $8 million and lower product price/mix mentioned above. These items were partially offset by the increase in unit volumes mentioned above and the favorable impact of our tight control of marketing, administrative and development expenses, which remained relatively flat as a percentage of net sales in the first quarter of 2010 compared with the same period in 2009.

  Protective Packaging Segment Operating Profit

        The increase in operating profit in the first quarter of 2010 compared with the same period in 2009 was primarily due to the increase in unit volume mentioned above. Operating profit was also favorably impacted by our tight control of marketing, administrative and development expenses, which declined as a percentage of net sales in the first quarter of 2010 compared with the same period in 2009. These items were partially offset by higher petrochemical-based raw material expenditures of approximately $8 million.

  Other Operating Profit

        The increase in operating profit in the first quarter of 2010 compared with the same period in 2009 was primarily due to the increase in unit volume mentioned above. Operating profit was also favorably impacted by our tight control of marketing, administrative and development expenses, which remained flat as a percentage of net sales in the first quarter of 2010 compared with the same period in 2009. These items were partially offset by higher petrochemical-based raw material expenditures of approximately $4 million.

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

        Interest expense for the first quarter of 2010 and 2009 was as follows:

	First Quarter of
			2010 vs. 2009 Change
	2010	2009
Interest expense on the amount payable for the Settlement agreement	$10.2	$9.8	$0.4
Interest expense on our senior notes:
12% Senior Notes due February 2014	8.1	5.4	2.7
7.875% Senior Notes due June 2017	8.3	—	8.3
6.875% Senior Notes due July 2033	7.7	7.7	—
5.625% Senior Notes due July 2013	5.5	5.5	—
3% Convertible Senior Notes redeemed July 2009	—	3.6	(3.6)
6.95% Senior Notes matured May 2009	—	2.4	(2.4)
Other interest expense	2.2	2.7	(0.5)
Less: capitalized interest	(1.3)	(2.2)	0.9

Total	$40.7	$34.9	$5.8

Impairment of Available-for-Sale Securities

        At March 31, 2010, our valuation of some of our auction rate security investments resulted in the recognition of other-than-temporary impairment of $0.7 million ($0.4 million, net of taxes), which was recorded in the first quarter of 2010. See Note 5, "Available-for-Sale Investments," of Notes to Condensed Consolidated Financial Statements for further discussion.

Other Income (Expense), net

        The following table provides details of our other income (expense), net:

	First Quarter of
			2010 vs. 2009 Change
	2010	2009
Interest and dividend income	$2.0	$1.7	$0.3
Net foreign exchange transaction gains (losses)	0.7	(2.9)	3.6
Settlement agreement and related costs	(0.3)	(0.5)	0.2
Noncontrolling interests	0.5	0.3	0.2
Costs associated with our accounts receivable securitization program	(0.2)	(0.3)	0.1
Other, net	0.8	(1.7)	2.5

Other income (expense), net	$3.5	$(3.4)	$6.9

        Net foreign exchange transaction gains (losses) includes the impact of changes in value associated with amounts receivable or payable on transactions denominated in foreign currencies and amounts related to certain foreign currency denominated receivables and payables and interest-bearing intercompany loans. We enter into foreign currency forward contracts to manage the potential changes in value associated with these transactions and intercompany items mentioned above, and the amounts included above are net of any gains or losses resulting from our foreign currency forward contracts. See Note 11, "Derivatives and Hedging," of Notes to Condensed Consolidated Financial Statements, for further discussion of our foreign currency forward contracts.

Income Taxes

        Our effective income tax rate was 28.8% for both the first quarter of 2010 and 2009.

        For both the first quarter of 2010 and 2009, our effective income tax rate was lower than the statutory U.S. federal income tax rate of 35% primarily due to a lower net effective income tax rate on foreign earnings and the inclusion of tax benefits from the domestic manufacturing deduction, partially offset by state income taxes. The rate for the first quarter of 2009 was also lower than the statutory U.S. rate because of certain U.S. tax credits that expired on December 31, 2009.

        Our 2010 effective tax rate may be higher or lower depending on, among other factors, our mix of foreign earnings and the extension of some U.S. tax credits. Our 2010 effective tax rate may be higher if we fund the Settlement agreement in 2010. We anticipate that funding the Settlement agreement in 2010 will result in a loss for U.S. income tax return purposes. This loss will eliminate some tax benefits in 2010, primarily the domestic manufacturing deduction.

Liquidity and Capital Resources

        The information in this section sets forth material changes in and updates to material information contained in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and should be read in conjunction with that discussion. Accordingly, the discussion that follows contains:

  •
  an updated description of our material commitments and contingencies;

  •
  an updated description of our principal sources of liquidity;

  •
  an updated description of our outstanding indebtedness;

  •
  an analysis of our historical cash flows and changes in working capital in the first quarter of 2010;

  •
  an updated description of our derivative financial instruments; and

  •
  a description of changes in our stockholders' equity in the first quarter of 2010.

Material Commitments and Contingencies

Settlement Agreement and Related Costs

        We recorded a charge of $850.1 million in the fourth quarter of 2002, of which $512.5 million represents a cash payment that we are required to make (subject to the satisfaction of the terms and conditions of the Settlement agreement) upon the effectiveness of a plan of reorganization in the bankruptcy of W.R. Grace & Co. We did not use cash in any period with respect to this liability. The Bankruptcy Court has conducted hearings to consider confirmation of the PI Settlement Plan and has heard closing arguments with respect to the PI Settlement Plan but additional hearings may be held by the Bankruptcy Court and the District Court to consider matters related to the PI Settlement Plan. Grace, the ACC, the FCR, and the Equity Committee have filed, as co-proponents, a proposed confirmation order with respect to the PI Settlement Plan. However, the Bankruptcy Court has not indicated whether it will confirm the PI Settlement Plan and, as indicated above, objections to the PI Settlement Plan remain pending (including objections relating to injunctions, releases and provisions as applied to us and/or that are contemplated by the Settlement agreement). We do not know whether or when a final plan of reorganization will be confirmed or become effective or whether the final plan will be consistent with the terms of the Settlement agreement. We currently expect to fund this payment by using a combination of accumulated cash and cash equivalents, future cash flows from operations and funds available under our global credit facility, our European credit facility, or our accounts receivable securitization program, described below. The cash payment of $512.5 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. We have recorded this accrued interest in Settlement agreement and related accrued interest on our condensed consolidated balance sheets, and these amounts were $244.5 at March 31, 2010 and $234.3 at December 31, 2009.

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, "Commitments and Contingencies," of Notes to Condensed Consolidated Financial Statements under the caption "Settlement Agreement and Related Costs" is incorporated herein by reference.

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

        With respect to the Settlement agreement, we do not know whether or when a final plan of reorganization for Grace will become effective or whether the final plan will be consistent with the terms of the Settlement agreement. Grace's PI Settlement Plan is subject to pending objections by various parties and to the satisfaction of a number of conditions, including the availability of exit financing and the approval of both the Bankruptcy Court and United States District Court for the District of Delaware, resulting in uncertainty as to when the plan might become effective.

        Tax benefits resulting from the payment made under the Settlement agreement, which are currently recorded as deferred tax assets on our condensed consolidated balance sheets, are anticipated to provide approximately $350 million of current and future cash tax benefits at the time the payment under the Settlement agreement is made. The amount and timing of future cash tax benefits could vary, depending on the amount of cash paid by us and various facts and circumstances at the time of payment under the Settlement agreement, including the price of our common stock, our tax position and the applicable tax codes.

  Cash and Cash Equivalents

        The following table summarizes our accumulated cash and cash equivalents:

	March 31, 2010	December 31, 2009
Cash and cash equivalents	$627.5	$694.5

        See "Analysis of Historical Cash Flows" below.

  Lines of Credit

        The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including the global credit facility and the European credit facility discussed below, at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Used lines of credit	$25.7	$107.1
Unused lines of credit	913.9	846.3

Total available lines of credit	$939.6	$953.4

Available lines of credit—committed	$674.2	$686.1
Available lines of credit—uncommitted	265.4	267.3

Total available lines of credit	$939.6	$953.4

        Our principal credit lines were committed and consisted of the global credit facility and the European credit facility. We are not subject to any material compensating balance requirements in connection with our lines of credit.

  Global Credit Facility

        The global credit facility is available for general corporate purposes, including the payment of amounts required to be paid upon the effectiveness of the Settlement agreement discussed in Note 14, "Commitments and Contingencies," of Notes to Condensed Consolidated Financial Statements. We may re-borrow amounts repaid under the global credit facility from time to time before the expiration or earlier termination of the global credit facility. Our obligations under the global credit facility bear interest at floating rates, which are generally determined by adding the applicable borrowing margin to the base rate or the interbank rate for the relevant currency and time period. The global credit facility provides for changes in borrowing margins based on our long-term senior unsecured debt ratings. The facility has an expiration date of July 26, 2012. As of March 31, 2010, the total amount available under the global credit facility was approximately $472 million.

        At March 31, 2010, there were no amounts outstanding under this facility and we did not utilize this facility in the first quarter of 2010.

  European Credit Facility

        We have a €150 million European credit facility, equivalent to U.S. $202 million at March 31, 2010. The facility has an expiration date of July 26, 2012. A syndicate of banks made this facility available to Sealed Air and a group of our European subsidiaries for general corporate purposes, including the payment of amounts required to be paid upon effectiveness of the Settlement agreement. The terms of this facility are substantially similar to the terms of our global credit facility. We may re-borrow amounts repaid under the European credit facility from time to time before the expiration or earlier termination of the facility. As of March 31, 2010, there were no amounts outstanding under this facility.

Other Lines of Credit

        Substantially all our short-term borrowings of $14 million at March 31, 2010 and $28.2 million at December 31, 2009 were outstanding under lines of credit available to several of our foreign subsidiaries. The following table details our other lines of credit at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Available lines of credit	$265.4	$267.3
Unused lines of credit	239.7	224.4
Weighted average interest rate	7.8%	5.5%

        See Note 10, "Debt and Credit Facilities," of Notes to Condensed Consolidated Financial Statements for further information on our outstanding long-term debt and lines of credit.

Accounts Receivable Securitization Program

        We and a group of our U.S. subsidiaries maintain an accounts receivable securitization program with a bank and an issuer of commercial paper administered by the bank. As of March 31, 2010, the maximum purchase limit for receivable interests was $125 million.

        The amounts available from time to time under the program may be less than $125 million due to a number of factors, including but not limited to our credit ratings, accounts receivable balances, the creditworthiness of our customers and our receivables collection experience.

        During the first quarter of 2010, the level of eligible assets available under the program was lower than $125 million primarily due to our current credit rating. As a result, the amount available to us under the program was approximately $79 million at March 31, 2010. At March 31, 2010 and December 31, 2009, we had no amounts outstanding under this program.

        See Note 6, "Accounts Receivable Securitization Program," of Notes to Condensed Consolidated Financial Statements for additional information concerning this program.

  Covenants

        At March 31, 2010, we were in compliance with our financial covenants and limitations, as discussed in "Covenants," of Note 10, "Debt and Credit Facilities," of Notes to Condensed Consolidated Financial Statements.

  Debt Ratings

        Our cost of capital and ability to obtain external financing may be affected by our debt ratings, which the credit rating agencies review periodically. The Company and our long-term senior unsecured debt are currently rated BB+ (stable outlook) by Standard & Poor's. This rating is considered non-investment grade. The Company and our long-term senior unsecured debt are currently rated Baa3 by Moody's. On May 4, 2010, Moody's revised our ratings outlook to stable from negative. This rating is considered investment grade. If our credit ratings are downgraded, there could be a negative impact on our ability to access capital markets and borrowing costs could increase. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

Outstanding Indebtedness

        See Note 10, "Debt and Credit Facilities," of Notes to Condensed Consolidated Financial Statements for information on our outstanding debt.

Analysis of Historical Cash Flows

        The following table summarizes the changes in our cash flows in the first quarters of 2010 and 2009:

	First Quarter of
			Increase (Decrease)	% Increase (Decrease)
	2010	2009
Net cash provided by operating activities	$83.3	$56.2	$27.1	48%
Net cash used in investing activities	(11.8)	(23.9)	(12.1)	(51)
Net cash (used in) provided by financing activities	(104.2)	279.8	(384.0)	#

#
Denotes a change equal to or greater than 100%

  Net Cash Provided by Operating Activities

        The increase in net cash provided by operating activities was primarily due to the following items:

  •
  an increase of net cash of $80 million resulting from the repurchases in 2009 of receivable interests under our accounts receivable securitization program. We used available cash of $80 million to fund the repurchase of receivables interests in 2009, compared with none in 2010; and

  •
  a decrease in net cash used for accounts payable of $66 million, primarily due to the timing of payments.

        These factors were partially offset by:

  •
  an increase in net cash used for other liabilities of $34 million, which was due to the cash funding of our accrued 2009 annual incentive compensation of $31 million and the cash contribution portion of our 2009 annual contribution to our profit-sharing plan of $21 million.

    These items were partially offset by an increase in income taxes payable of $14 million, primarily due to the timing of estimated income tax payments; and

  •
  a decrease in net cash provided by receivables, net, of $71 million. In the first quarter of 2010, receivables, net, declined $26 million primarily due to declines in receivable balances in North America and in Europe reflecting our normal first quarter sales seasonality. In the first quarter of 2009, receivables, net, decreased $97 million due to lower accounts receivable balances primarily due to the impact of lower net sales in 2009 and a decrease in days-sales-outstanding experienced in 2009.

  Net Cash Used in Investing Activities

        The decrease in net cash used in investing activities was primarily due to lower capital expenditures in the first quarter of 2010 compared with the same period of 2009. Capital expenditures decreased $9 million in the first quarter of 2010 compared with the same period of 2009. During 2009, we completed the construction phase of GMS with the launch of our manufacturing plant in Poland.

        We expect to continue to invest capital as we deem appropriate to expand our business, to maintain or replace depreciating property, plant and equipment, to acquire new manufacturing technology and to improve productivity. Taking into account a reduction of capital expenditures for GMS in 2009 and our investment in a new facility in Brazil in April 2010, we expect total capital expenditures in 2010 to be in the range of $80 million to $100 million. This projected range is comparable to the level of capital expenditures incurred prior to implementing GMS in 2006. This projection is based upon our capital expenditure budget for 2009, the status of approved but not yet completed capital projects, anticipated future projects and historic spending trends.

  Net Cash (Used in) Provided By Financing Activities

        Net cash used in financing activities was $104 million in the first quarter of 2010 primarily due to the repayment of amounts outstanding under our European credit facility of $64 million in January 2010. Net cash provided by financing activities was $280 million in the first quarter of 2009 primarily due to the receipt of proceeds from the issuance of $300 million of 12% Senior Notes in February 2009.

Changes in Working Capital

	March 31, 2010	December 31, 2009	Increase
Working capital (current assets less current liabilities)	$649.1	$639.6	$9.5
Current ratio (current assets divided by current liabilities)	1.5x	1.4x
Quick ratio (current assets, less inventories divided by current liabilities)	1.1x	1.1x

        The increase in working capital in the first quarter of 2010 was primarily due to the following factors:

  •
  net cash flows from operations of $83 million; and

  •
  a net favorable impact from foreign currency translation on working capital of $7 million;

  partially offset by:

  •
  the repayment of amounts outstanding under our European credit facility of $64 million; and

  •
  net cash flows used in investing activities of $12 million, primarily for capital expenditures.

Derivative Financial Instruments

  Interest Rate Swaps

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, "Derivatives and Hedging Activities," of Notes to Condensed Consolidated Financial Statements under the caption "Interest Rate Swaps" is incorporated herein by reference.

  Foreign Currency Forward Contracts

        At March 31, 2010, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.

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

Stockholders' Equity

        The $31 million, or 1%, increase in stockholders' equity in the first quarter of 2010 was primarily due to the following:

  •
  net earnings of $61 million; and

  •
  a decrease in common stock in treasury of $13 million due to the use of treasury shares as part of our 2009 profit sharing-plan contribution;

  partially offset by:

  •
  negative foreign currency translation of $27 million; and

  •
  dividends paid and accrued on our common stock of $19 million.

Critical Accounting Policies and Estimates

        For a discussion of our critical accounting policies and estimates, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009, which information is incorporated herein by reference.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to market risk from changes in the conditions in the U.S. financial markets, interest rates, foreign currency exchange rates and commodity prices and the creditworthiness of our customers, which may adversely affect our consolidated financial position and results of operations. We seek to minimize these risks through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We do not purchase, hold or sell derivative financial instruments for trading purposes.

Available-for-Sale Investments

        Our available-for-sale investments, consisting of auction rate securities at March 31, 2010 and December 31, 2009, are exposed to market risk related to changes in conditions in the U.S. financial markets and in the financial condition of the issuers of these securities. Our investment in auction rate securities at March 31, 2010 and December 31, 2009 had an original cost of $44.7 million (debt instruments of $24.7 million and non-cumulative perpetual preferred stock of $20.0 million).

        These auction rate securities consisted of two contingent capital securities that were converted into perpetual preferred stock of AMBAC in December 2008 and three debt instruments issued individually by Primus (maturity date 2021), River Lake (maturity date 2033) and Ballantyne (maturity date 2036). We received interest and dividend payments of $0.2 million in the first quarter of 2010 and $0.4 million in the first quarter of 2009. In August 2009, AMBAC discontinued paying dividends on its perpetual preferred stock.

        These five securities historically were re-auctioned every twenty-eight days, which had provided a liquid market for them. However, as a result of continuing liquidity concerns in the U.S. for these types of asset-backed securities, every auction held by the issuers for these auction rate securities since late 2007 has failed.

        Based on the evaluations discussed in Note 5, "Available-for-Sale Investments," in the first quarter of 2010, we determined that the securities incurred other than temporary decline in fair market value of $0.7 million.

        In the first quarter of 2010, we recorded $0.9 million of unrealized gains ($0.6 million, net of taxes) in other comprehensive income related to an increase in the estimated fair value of the River Lake securities, which was primarily due to an improvement in River Lake's credit spread following their previous decline in value.

        See Note 12, "Fair Value Measurements and Other Financial Instruments," for details on the inputs and valuation methodology used to calculate the estimated fair value of these investments.

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

        At March 31, 2010, we had outstanding interest rate swaps, but no outstanding collars or options.

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, "Derivatives and Hedging Activities," of Notes to Condensed Consolidated Financial Statements under the caption "Interest Rate Swaps" is incorporated herein by reference.

        See Note 12, "Fair Value Measurements and Other Financial Instruments," of Notes to Condensed Consolidated Financial Statements for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% decrease in interest rates would result in an increase of $64 million in the fair value of the total debt balance at March 31, 2010. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount of such debt.

Foreign Exchange Rates

        As a large, global organization, we face exposure to changes in foreign currency exchange rates. These exposures may change over time as business practices evolve and could materially impact our consolidated financial position or results of operations in the future.

        The translation of the financial statements of our non-U.S. operations is impacted by fluctuations in foreign currency exchange rates. The change in net sales and operating income was impacted by the translation of our international financial statements into U.S. dollars. This resulted in an increase in net sales of $59 million and increased operating profit by $7 million in the first quarter of 2010 compared with the same period of 2009.

        Recent economic events in Venezuela have exposed us to heightened levels of foreign currency exchange risk. Effective January 1, 2010, Venezuela has been designated as a highly inflationary economy, and the U.S. dollar replaced the Bolivar fuerte as the functional currency for our subsidiary in Venezuela. In accordance with U.S. GAAP, a highly inflationary economy is one that has a cumulative inflation rate of approximately 100 percent or more over a three-year period. We determined the cumulative inflation rate using a blended inflation rate which included the National Consumer Price Index, known as the NCPI, and the consumer price index, known as the CPI. The CPI is based on the metropolitan areas of Caracas and Maracaibo in Venezuela, and the NCPI is based on the entire country of Venezuela.

        Once a country is designated to be a highly inflationary economy, the remeasurement method must be used, which is also called the monetary/nonmonetary method. All Bolivar-denominated monetary assets and liabilities are re-measured into U.S. dollars using the current exchange rate, and any changes in foreign currency are reflected in other income (expense), net, on the condensed consolidated statement of operations. All Bolivar-denominated nonmonetary assets and liabilities are re-measured into U.S. dollars using the historical exchange rates. In the first quarter of 2010, we recognized $1 million of net foreign currency exchange gains in other income (expense), net on the condensed consolidated statements of operations primarily related to the designation of Venezuela as a highly inflationary economy under U.S GAAP.

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

        At March 31, 2010, our subsidiary in Venezuela had net assets of approximately $8 million. In the first quarter of 2010, less than 1% of our consolidated net sales and less than 3% of our consolidated operating profit was derived from our business in Venezuela. Accordingly, we do not expect the devaluation of the Bolivar fuerte to have a material adverse effect on our consolidated financial position or results of operations.

        We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at March 31, 2010 would have caused us to pay approximately $31 million to terminate these contracts.

        Our foreign currency forward contracts are described in Note 11, "Derivatives and Hedging Activities," of Notes to Condensed Consolidated Financial Statements, which is contained in Part I, Item 1 and in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Derivative Financial Instruments—Foreign Currency Forward Contracts," contained in Part I, Item 2 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

        We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure due to foreign exchange rates and interest rate and currency swaps related to access to additional sources of international financing. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At March 31, 2010, we had no foreign exchange options and currency swap agreements outstanding.

        Our outstanding debt is generally denominated in the functional currency of the borrowing subsidiary. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $28 million at March 31, 2010 and $109 million at December 31, 2009.

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

        Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was $2 million in the first quarter of 2010 and $3 million in the first quarter of 2009.

Item 4.    Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

        There has not been any change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, "Commitments and Contingencies," of Notes to Condensed Consolidated Financial Statements under the caption "Cryovac Transaction Commitments and Contingencies" is incorporated herein by reference. See also Part I, Item 3, "Legal Proceedings," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as well as the information incorporated by reference in that item.

Item 1A.    Risk Factors.

        See Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

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

        The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: the implementation of our Settlement agreement regarding the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against it arising from a 1998 transaction with W. R. Grace & Co.; general economic conditions, particularly as they affect packaging use; credit ratings; raw material pricing and availability; changes in the value of foreign currencies against the U.S. dollar; the effects of animal and food-related health issues; pandemics; legal and environmental matters involving us; and the other risk factors referenced above. Except as required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

  (a)
  Unregistered Sales of Equity Securities

        In March 2010, we transferred 346,362 shares of our common stock, par value $0.10 per share, to our profit-sharing plan as part of our 2009 contribution to the plan. The issuance of such shares to the plan was not registered under the Securities Act of 1933, as amended, because such transaction did not involve an "offer" or "sale" of securities under Section 2(a)(3) of the Securities Act.

        (c)   Issuer Purchases of Equity Securities

        On August 9, 2007, we announced that our Board of Directors had approved a share repurchase program, authorizing us to repurchase in the aggregate up to 20 million shares of our issued and outstanding common stock, par value $0.10 per share. This program replaced our prior share repurchase program, which we have terminated. During the quarter ended March 31, 2010, we did not repurchase any shares of our common stock pursuant to our publicly announced program. Through March 31, 2010, we had repurchased 4,024,400 shares of our common stock under the current program, leaving 15,975,600 shares of common stock authorized for repurchase under the program. The program has no set expiration date.

        We do, from time to time, acquire shares of common stock that are (a) withheld from awards under our 2005 contingent stock plan pursuant to the provision of that plan that permits tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan, or (b) forfeited under that plan upon failure to satisfy vesting conditions, for which no consideration is paid.

Item 6.    Exhibits.

        In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements may contain representations and warranties by parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

        Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about us may be found in our other public filings, which are available without charge through the Securities and Exchange Commission's website at http://www.sec.gov.

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
10.1
Fees to be paid to the Company's Non-Employee Directors—2010. (Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-12139, is incorporated herein by reference.)
10.2
Written description of Compensatory Arrangement between the Company and David B. Crosier, effective February 18, 2010. (Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-12139, is incorporated herein by reference.)
10.3
Employment Agreement between Robert A. Pesci and Sealed Air Corporation (US), a subsidiary of the Company, effective February 18, 2010. (Exhibit 10.1 to the Company's Current Report on Form 8-K, Date of Report February 18, 2010, File No. 1-12139, is incorporated herein by reference.)
10.4
Sealed Air Corporation Policy on Recoupment of Incentive Compensation from Executives in the Event of Certain Restatements, as amended February 18, 2010. (Exhibit 10.2 to the Company's Current Report on Form 8-K, Date of Report February 18, 2010, File No. 1-12139, is incorporated herein by reference.)

Exhibit Number	Description
10.5	Performance-Based Compensation Program of the Company, as amended February 18, 2010. (Exhibit 10.3 to the Company's Current Report on Form 8-K, Date of Report February 18, 2010, File No. 1-12139, is incorporated herein by reference.)
10.6
Form of Sealed Air Corporation Performance Share Units Award Grant 2010-2012. (Exhibit 10.1 to the Company's Current Report on Form 8-K, Date of Report April 14, 2010, File No. 1-12139, is incorporated herein by reference.)
10.7	Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors, as amended April 13, 2010.
10.8	Sealed Air Corporation Deferred Compensation Plan for Directors, as amended January 1, 2007.
31.1	Certification of William V. Hickey pursuant to Rule 13a-14(a), dated May 7, 2010.
31.2	Certification of David H. Kelsey pursuant to Rule 13a-14(a), dated May 7, 2010.
32	Certification of William V. Hickey and David H. Kelsey, pursuant to 18 U.S.C. § 1350, dated May 7, 2010.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEALED AIR CORPORATION
Date: May 7, 2010	By:	/s/ JEFFREY S. WARREN Jeffrey S. Warren Controller (Duly Authorized Executive Officer and Chief Accounting Officer)