Form 10-Q
period 2010-06-30
SEALED AIR CORP/DE
filed 2010-08-06
CIK 1012100

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
Or
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

        There were 159,604,770 shares of the registrant's common stock, par value $0.10 per share, issued and outstanding as of July 31, 2010.

SEALED AIR CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales:
Food Packaging	$459.4	$448.7	$906.6	$872.7
Food Solutions	228.2	220.2	447.3	425.4
Protective Packaging	320.9	281.8	627.4	561.9
Other	81.2	77.3	169.6	156.5

Total net sales	1,089.7	1,028.0	2,150.9	2,016.5
Cost of sales	789.2	739.9	1,550.4	1,442.7

Gross profit	300.5	288.1	600.5	573.8
Marketing, administrative and development expenses	171.6	169.3	347.1	335.5
Restructuring and other (credits) charges	(0.3)	0.7	0.3	0.3

Operating profit	129.2	118.1	253.1	238.0
Interest expense	(41.0)	(37.8)	(81.7)	(72.7)
Gain on sale of available-for-sale securities, net of impairment	1.1	—	0.4	—
Foreign currency exchange gains related to Venezuelan subsidiary	6.6	—	7.8	—
Other (expense) income, net	(3.1)	1.6	(0.9)	(1.8)

Earnings before income tax provision	92.8	81.9	178.7	163.5
Income tax provision	25.8	21.4	50.6	44.9

Net earnings available to common stockholders	$67.0	$60.5	$128.1	$118.6

Net earnings per common share:
Basic	$0.42	$0.38	$0.80	$0.75

Diluted	$0.38	$0.33	$0.72	$0.65

Dividends per common share	$0.12	$0.12	$0.24	$0.24

Weighted average number of common shares outstanding:
Basic	158.3	157.3	158.1	157.0

Diluted	176.5	188.6	176.3	188.3

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$662.2	$694.5
Receivables, net of allowance for doubtful accounts of $19.4 in 2010 and $17.5 in 2009	642.8	666.7
Inventories	512.4	469.4
Deferred tax assets	197.8	176.1
Prepaid expenses and other current assets	41.4	66.7

Total current assets	2,056.6	2,073.4
Property and equipment, net	943.3	1,010.7
Goodwill	1,938.8	1,948.7
Non-current deferred tax assets	147.1	146.0
Other assets, net	253.0	241.3

Total assets	$5,338.8	$5,420.1

Liabilities and stockholders' equity
Current liabilities:
Short-term borrowings	$15.4	$28.2
Current portion of long-term debt	9.5	6.5
Accounts payable	239.6	214.2
Deferred tax liabilities	7.9	8.0
Settlement agreement and related accrued interest	767.3	746.8
Accrued restructuring costs	4.1	15.8
Other current liabilities	357.5	414.3

Total current liabilities	1,401.3	1,433.8
Long-term debt, less current portion	1,559.3	1,626.3
Non-current deferred tax liabilities	7.2	6.4
Other liabilities	146.8	153.3

Total liabilities	3,114.6	3,219.8
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2010 and 2009	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 169,056,218 in 2010 and 168,749,681 in 2009; shares outstanding: 159,526,218 in 2010 and 158,938,174 in 2009	16.9	16.9
Common stock reserved for issuance related to Settlement agreement, $0.10 par value per share, 18,000,000 shares in 2010 and 2009	1.8	1.8
Additional paid-in capital	1,135.5	1,127.1
Retained earnings	1,620.5	1,531.1
Common stock in treasury, 9,530,000 shares in 2010 and 9,811,507 shares in 2009	(352.9)	(364.6)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(66.8)	(70.4)
Cumulative translation adjustment	(138.7)	(50.8)
Unrealized gain on derivative instruments	3.8	4.1
Unrealized gain on available-for-sale securities	4.5	4.4

Total accumulated other comprehensive loss, net of taxes	(197.2)	(112.7)

Total parent company stockholders' equity	2,224.6	2,199.6
Non-controlling interests	(0.4)	0.7

Total stockholders' equity	2,224.2	2,200.3

Total liabilities and stockholders' equity	$5,338.8	$5,420.1

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$128.1	$118.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	76.6	74.6
Share-based compensation	13.5	13.7
Amortization of senior debt related items and other	0.8	0.4
Gain on sale of available-for-sale securities, net of impairment	(0.4)	—
Provisions for bad debt	4.2	3.0
Provisions for inventory obsolescence	1.0	5.7
Deferred taxes, net	1.8	(9.6)
Net gain on disposals of property and equipment and other	(0.4)	(1.7)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Receivables, net	(5.5)	93.4
Accounts receivable securitization program	—	(80.0)
Inventories	(56.1)	42.5
Other assets, net	20.1	(4.8)
Accounts payable	35.7	(60.2)
Income taxes payable	20.5	(18.6)
Other liabilities	(53.1)	16.9

Net cash provided by operating activities	186.8	193.9

Cash flows from investing activities:
Capital expenditures for property and equipment	(40.6)	(44.1)
Businesses acquired in purchase transactions, net of cash and cash equivalents acquired	(7.6)	(0.7)
Proceeds from sale of available-for-sale securities	1.1	—
Proceeds from sales of property and equipment	2.5	1.9
Other investing activities	1.6	(0.9)

Net cash used in investing activities	(43.0)	(43.8)

Cash flows from financing activities:
Payments of long-term debt	(75.2)	(147.6)
Proceeds from long-term debt	—	701.6
Dividends paid on common stock	(38.3)	(38.0)
Net (payments) proceeds of short-term borrowings	(12.1)	10.5
Payment of debt issuance costs	—	(7.0)

Net cash (used in) provided by financing activities	(125.6)	519.5

Effect of foreign currency exchange rate changes on cash and cash equivalents	(50.5)	(9.3)

Cash and cash equivalents:
Balance, beginning of period	$694.5	$128.9
Net change during the period	(32.3)	660.3

Balance, end of period	$662.2	$789.2

Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$60.9	$37.3

Income tax payments	$36.7	$72.5

Non-cash items:
Transfers of shares of our common stock from treasury as part of our 2009 and 2008 profit-sharing plan contributions	$7.2	$5.9

Net unrealized gains on available-for-sale securities	$0.1	$6.3

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net earnings available to common stockholders	$67.0	$60.5	$128.1	$118.6
Other comprehensive income, net of income taxes:
Recognition of deferred pension items, net of income tax provision of $0.3 for the three months ended June 30, 2010, $0.4 for the three months ended June 30, 2009, $0.7 for the six months ended June 30, 2010 and $0.8 for the six months ended June 30, 2009	1.9	1.8	3.6	3.6
Unrealized losses on derivative instruments, net of income tax benefit of $0.1 for the three months ended June 30, 2010, $0.1 for the three months ended June 30, 2009, $0.2 for the six months ended June 30, 2010 and $0.3 for the six months ended June 30, 2009	(0.1)	(0.3)	(0.3)	(0.6)
Unrealized gains on available-for-sale securities, reclassified to net earnings, net of income tax benefit of $0.1 in 2010	—	—	(0.1)	—
Unrealized (losses) gains on available-for-sale securities, net of income tax benefit (provision) of $0.1 for the three months ended June 30, 2010, $(2.4) for the three months ended June 30, 2009, $(0.2) for the six months ended June 30, 2010 and $(2.4) for the six months ended June 30, 2009	(0.4)	3.9	0.2	3.9
Foreign currency translation adjustments	(61.0)	97.2	(87.9)	38.3

Comprehensive income, net of income taxes	$7.4	$163.1	$43.6	$163.8

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

        We conduct substantially all of our business through two direct wholly-owned subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US). These two subsidiaries, directly and indirectly, own substantially all of the assets of the business and conduct operations themselves and through subsidiaries around the world. We adopted this corporate structure in connection with the Cryovac transaction. See "Cryovac Transaction Commitments and Contingencies," of Note 14, "Commitments and Contingencies," for a description of the Cryovac transaction and related terms used in these Notes to Condensed Consolidated Financial Statements. Throughout this report, when we refer to "Sealed Air," the "Company," "we," "our," or "us," we are referring to Sealed Air Corporation and all of our subsidiaries, except where the context indicates otherwise.

Basis of Presentation

        Our condensed consolidated financial statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management's opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our condensed consolidated balance sheet as of June 30, 2010 and the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 have been made. The results set forth in the condensed consolidated statements of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. All amounts are approximate due to rounding. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, had no impact on our consolidated financial position, results of operations and cash flows.

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(2) Recently Issued Accounting Standards

Adopted in 2010

        In January 2010, the FASB issued an amendment to accounting standards addressing fair value measurements and disclosures which requires reporting entities to make new disclosures about recurring and non-recurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The revised accounting standard also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques. The adoption of this new standard in 2010 did not impact our consolidated financial position or results of operations as it is disclosure-only in nature.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(3) Segments

        The following table shows net sales, depreciation and amortization and operating profit by our segment reporting structure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales
Food Packaging	$459.4	$448.7	$906.6	$872.7
Food Solutions	228.2	220.2	447.3	425.4
Protective Packaging	320.9	281.8	627.4	561.9
Other	81.2	77.3	169.6	156.5

Total	$1,089.7	$1,028.0	$2,150.9	$2,016.5

Depreciation and amortization(1)
Food Packaging	$17.1	$16.4	$36.0	$34.1
Food Solutions	7.3	7.4	15.2	14.9
Protective Packaging	7.6	8.3	15.4	16.9
Other	5.0	4.3	10.0	8.7

Total	$37.0	$36.4	$76.6	$74.6

Operating profit(2)
Food Packaging	$57.5	$62.4	$114.0	$121.0
Food Solutions	23.1	22.4	44.0	44.9
Protective Packaging	45.3	32.5	84.8	66.7
Other	3.0	1.5	10.6	5.7

Total segments and other	128.9	118.8	253.4	238.3
Restructuring and other (credits) charges(3)	(0.3)	0.7	0.3	0.3

Total	$129.2	$118.1	$253.1	$238.0

(1)
The 2009 amounts have been adjusted to exclude share-based compensation expense to conform to our 2010 presentation. Share-based compensation expense was $7.4 million for the three months ended June 30, 2009 and $13.7 million for the six months ended June 30, 2009 and is included in marketing, administrative and development expenses on our condensed consolidated statement of operations for all periods.

(2)
Before taking into consideration restructuring and other (credits) charges.

(3)
The amounts primarily represent charges associated with the implementation of our global manufacturing strategy, primarily in our Food Packaging segment. See Note 4, "Global Manufacturing Strategy and 2008 Cost Reduction and Productivity Program," for further discussion.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(3) Segments (Continued)

Assets by Reportable Segments

        The following table shows assets allocated to our reportable segments. Only assets which are identifiable by segment and reviewed by our chief operating decision maker by segment are allocated to the reportable segment assets, which are trade receivables, net, and finished goods inventories, net. All other assets are included in "Assets not allocated." Assets not allocated include goodwill of $1,938.8 million at June 30, 2010 and $1,948.7 million at December 31, 2009 and total property and equipment, net, of $943.3 million at June 30, 2010 and $1,010.7 million at December 31, 2009.

	June 30, 2010	December 31, 2009
Assets:
Trade receivables, net, and finished goods inventory, net
Food Packaging	$396.1	$401.2
Food Solutions	198.9	210.6
Protective Packaging	285.3	266.1
Other	56.9	57.9

Total segments and other	937.2	935.8
Assets not allocated	4,401.6	4,484.3

Total	$5,338.8	$5,420.1

Allocation of Goodwill to Reportable Segments

        Our management views goodwill as a corporate asset, so we do not allocate our goodwill balance to our reportable segments. However, we are required to allocate goodwill to each reporting unit to perform our annual impairment review of goodwill under U.S. GAAP, which we do during the fourth quarter of the year. See Note 9, "Goodwill and Identifiable Intangible Assets," for the allocation of goodwill and the changes in goodwill balances in the six months ended June 30, 2010 by our reporting unit structure.

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

        We announced this multi-year global manufacturing strategy in 2006. In 2009, we launched our manufacturing facility in Duchnice, Poland. This facility along with our other new facilities in Qingpu,

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(4) Global Manufacturing Strategy and 2008 Cost Reduction and Productivity Program (Continued)

China and Monterrey, Mexico completed the construction phase related to this program. We anticipate an additional $2 million of costs for GMS in the second half of 2010, marking the completion of GMS.

        The capital expenditures, associated costs and related restructuring charges and the total amounts incurred since inception of this multi-year strategy are included in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Through June 30,
	2010	2009	2010	2009	2010
Capital expenditures	$0.2	$5.1	$2.2	$11.4	$154.9
Associated costs(1)	1.0	2.2	2.8	5.3	35.1
Restructuring and other charges(2)	—	0.6	0.9	0.5	39.2

(1)
The associated costs principally include facility start-up costs, which are primarily included in cost of sales on the condensed consolidated statements of operations. These charges by our segment reporting structure were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Food Packaging	$0.9	$1.8	$2.3	$4.3
Food Solutions	0.1	0.2	0.5	0.3
Protective Packaging	—	0.2	—	0.7

Total	$1.0	$2.2	$2.8	$5.3

(2)
The restructuring and other charges were primarily for costs of termination benefits, the majority of which were related to the Food Packaging segment. The restructuring and other charges for the six months ended June 30, 2010 were primarily related to our previously announced plan to cease certain operations at one of our German locations. These charges were included in restructuring and other (credits) charges on the condensed consolidated statements of operations. A reconciliation of the restructuring accrual for GMS is included below.

        The components of the restructuring accrual for GMS through June 30, 2010 and the accrual balance remaining on our condensed consolidated balance sheet at June 30, 2010 were as follows:

Restructuring accrual at December 31, 2009	$9.4
Provision for termination benefits	0.9
Adjustment to accrual for termination benefits	(0.2)
Cash payments during 2010	(7.2)
Effect of changes in foreign currency rates	(0.4)

Restructuring accrual at June 30, 2010	$2.5

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(4) Global Manufacturing Strategy and 2008 Cost Reduction and Productivity Program (Continued)

        We expect to pay the accrual balance remaining at June 30, 2010 within the next 12 months. This amount is included in other current liabilities on our condensed consolidated balance sheet at June 30, 2010.

2008 Cost Reduction and Productivity Program

        In 2008, we implemented a cost reduction and productivity program. As a result, we recorded $65.8 million of pre-tax charges primarily for costs for termination benefits in 2008. The components of the restructuring accrual through June 30, 2010 and the accrual balance remaining on our condensed consolidated balance sheet at June 30, 2010 related to this program are included in the table below.

Restructuring accrual at December 31, 2009	$6.6
Adjustment to provision for termination benefits	(0.6)
Cash payments made during 2010	(4.1)
Effect of changes in foreign currency rates	(0.2)

Restructuring accrual at June 30, 2010	$1.7

        We expect to pay $1.6 million of the accrual balance remaining at June 30, 2010 within the next 12 months. This amount is included in other current liabilities on the condensed consolidated balance sheet at June 30, 2010. The remaining accrual of $0.1 million is expected to be paid in the second half of 2011 and is included in other liabilities on the condensed consolidated balance sheet at June 30, 2010.

(5) Available-for-Sale Investments

        The following table summarizes our investments in available-for-sale securities:

	Estimated Fair Value at December 31, 2009	Gross Unrealized Gains	Gross Other Than Temporary Impairment	Gross Unrealized Gains Reclassified to Net Earnings	Estimated Fair Value at June 30, 2010
Auction rate securities:
Debt instruments with contractual maturity dates in 2021, 2033, and 2036	$13.5	$0.4	$(0.6)	$(0.1)	$13.2
Non-cumulative perpetual preferred stock	0.2	—	(0.1)	(0.1)	—

Total	$13.7	$0.4	$(0.7)	$(0.2)	$13.2

        In the second quarter of 2010, we sold our two investments of non-cumulative perpetual preferred stock for $1.2 million. These investments were comprised of two tranches of non-cumulative perpetual preferred stock of AMBAC Assurance Corporation and had a combined original cost of $20 million. Beginning in the second half of 2007 through March 31, 2010, we recognized other than temporary

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(5) Available-for-Sale Investments (Continued)

impairments on these securities for cumulative pre-tax losses of $19.9 million ($12.5 million, net of taxes) resulting in a combined total fair value of $0.1 million at March 31, 2010. As a result of the sale of these investments we recognized a pre-tax gain of $1.1 million ($0.7 million, net of taxes) in the second quarter of 2010.

        At June 30, 2010, our remaining investments in auction rate securities consisted of three debt instruments issued individually by Primus Financial Products LLC (maturity date 2021), River Lake Insurance Company, a wholly-owned subsidiary of Genworth Financial, Inc. (maturity date 2033) and Ballantyne Re Plc (maturity date 2036). These investments are exposed to market risk related to changes in conditions in the U.S. financial markets and in the financial condition of the issuers of these securities. These investments had an original cost of $24.7 million.

        These three securities historically were re-auctioned every twenty-eight days, which had provided a liquid market for them. However, as a result of continuing liquidity concerns in the U.S. for these types of asset-backed securities, every auction held by the issuers for these auction rate securities since late 2007 has failed.

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

        After considering impairment indicators under U.S. GAAP and the severity of declines in estimated fair value, we determined that these investments were impaired. Our evaluation in determining whether this impairment is temporary or other than temporary includes, among other factors, the creditworthiness of the issuers, the timeliness and level of interest payments received from the issuers, changes in credit ratings of some of the issuers and the potential recovery of the investment value. Based on the evaluations discussed above, we determined that some of these securities incurred other than temporary decline in fair market value of $0.7 million in the six months ended June 30, 2010.

        The following table details our interest and dividend payments received from all five of our auction rate securities investments for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest and dividend payments	$0.2	$0.4	$0.3	$0.8

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(6) Accounts Receivable Securitization Program

        We and a group of our U.S. subsidiaries maintain an accounts receivable securitization program with a bank and an issuer of commercial paper administered by the bank. As of June 30, 2010, the maximum purchase limit for receivable interests was $125.0 million.

        The amounts available from time to time under the program may be less than $125.0 million due to a number of factors, including but not limited to our credit ratings, accounts receivable balances, the creditworthiness of our customers and our receivables collection experience. During the six months ended June 30, 2010, the level of eligible assets available under the program was lower than $125.0 million primarily due to lower accounts receivable balances and our current credit rating. As a result, the amount available to us under the program was approximately $95 million at June 30, 2010. Although we do not believe that these restrictive provisions presently materially restrict our operations, if an event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available under the program or termination of the program.

        As of June 30, 2010 and December 31, 2009, we had no amounts outstanding under this program.

        The program is scheduled to expire in December 2012. The program includes a bank financing commitment that must be renewed annually. The bank financing commitment is scheduled to expire on December 3, 2010. We plan to seek an additional 364 day renewal of the bank commitment before its expiration. While the bank is not obligated to renew the bank financing commitment, we have negotiated annual renewals since the commencement of the program in 2001.

        Under limited circumstances, the bank and the issuer of commercial paper can end purchases of receivables interests before the above dates. A downgrade of our long-term senior unsecured debt to BB- or below by Standard & Poor's Rating Services or Ba3 or below by Moody's Investors Service, Inc., or failure to comply with interest coverage, debt leverage ratios or various other ratios related to our receivables collection experience could result in termination of the receivables program. We were in compliance with both the credit rating provisions and these ratios at June 30, 2010 and December 31, 2009.

        Other (expense) income, net, includes the costs associated with our receivables securitization program. These costs primarily relate to program fees, commitment fees, other associated costs and the losses on the sale of the undivided ownership interests in 2009, all of which totaled $0.2 million for the three months ended June 30, 2010, $0.4 million for the six months ended June 30, 2010, $0.1 million for the three months ended June 30, 2009 and $0.4 million for the six months ended June 30, 2009.

        As a result of our adoption of new accounting standards related to the transfer of financial assets on January 1, 2010, any transfers of ownership interests in receivables under this program will be considered secured borrowings and will be recorded as liabilities on our condensed consolidated balance sheets. Also, the costs associated with this program related to program fees on any outstanding borrowings under this program will now be included in interest expense, and the costs related to commitment fees on the unused portion of this program will continue to be included in other (expense) income, net, on our condensed consolidated statements of operations.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(7) Inventories

        The following table details our inventories and the reduction of certain inventories to a LIFO basis:

	June 30, 2010	December 31, 2009
Inventories (at FIFO, which approximates replacement value):
Raw materials	$95.1	$90.1
Work in process	116.3	97.2
Finished goods	351.5	326.3

Subtotal (at FIFO)	562.9	513.6
Reduction of certain inventories to LIFO basis	(50.5)	(44.2)

Total	$512.4	$469.4

        We determine the value of non-equipment U.S. inventories by the last-in, first-out or LIFO inventory method. U.S. inventories determined by the LIFO method were $127.3 million at June 30, 2010 and $111.2 million at December 31, 2009.

(8) Property and Equipment, net

        The following table details our property and equipment, net, at June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
Land and improvements	$50.4	$49.7
Buildings	600.2	604.1
Machinery and equipment	2,245.2	2,332.0
Other property and equipment	112.4	124.1
Construction-in-progress	35.3	42.7

	3,043.5	3,152.6
Accumulated depreciation and amortization	(2,100.2)	(2,141.9)

Property and equipment, net	$943.3	$1,010.7

        The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest cost capitalized	$0.8	$2.2	$2.1	$4.3
Depreciation and amortization expense for property and equipment	34.2	33.5	71.0	68.8

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(9) Goodwill and Identifiable Intangible Assets

Goodwill

        The following table shows our goodwill balances at June 30, 2010 and December 31, 2009 by our reporting unit structure.

	Carrying Value at December 31, 2009	Impact of Foreign Currency Translation	Carrying Value at June 30, 2010
Food Packaging segment	$383.6	$(1.9)	$381.7
Food Solutions segment	148.1	(0.7)	147.4
Protective Packaging segment:
Protective Packaging	1,145.9	(5.8)	1,140.1
Shrink Packaging	115.3	(0.7)	114.6

Total Protective Packaging segment	1,261.2	(6.5)	1,254.7
Other:
Specialty Materials	110.1	(0.6)	109.5
Medical Applications	45.7	(0.2)	45.5
New Ventures	—	—	—

Total Other	155.8	(0.8)	155.0

Total Company	$1,948.7	$(9.9)	$1,938.8

        We test goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and at other times if events or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. During the six months ended June 30, 2010, we determined that there were no events or changes in circumstances that occurred that would indicate that the fair value of any of our reporting units may be below its carrying value.

  Identifiable Intangible Assets

        The following tables summarize our identifiable intangible assets with definite and indefinite useful lives.

	June 30, 2010	December 31, 2009
Gross carrying value	$107.0	$116.8
Accumulated amortization	(37.6)	(58.4)

Total	$69.4	$58.4

        These identifiable intangible assets are included in other assets, net, on the condensed consolidated balance sheets and include $23.9 million of intangible assets that we have determined to have indefinite useful lives.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(9) Goodwill and Identifiable Intangible Assets (Continued)

        Amortization expense of identifiable intangible assets was $2.8 million for the three months ended June 30, 2010, $5.6 million for the six months ended June 30, 2010, $2.9 million for the three months ended June 30, 2009 and $5.8 million for the six months ended June 30, 2009. This expense is included in marketing, administrative and development expenses on the condensed consolidated statements of operations.

        Assuming no change in the gross carrying value of identifiable intangible assets from the value at June 30, 2010, the remaining estimated future amortization expense is as follows:

2010	$5.9
2011	8.1
2012	6.4
2013	5.3
2014	4.8
Thereafter	15.0

Total	$45.5

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(10) Debt and Credit Facilities

        Our total debt outstanding consisted of the amounts set forth on the following table:

	June 30, 2010	December 31, 2009
Short-term borrowings	$15.4	$28.2
Current portion of long-term debt	9.5	6.5

Total current debt	24.9	34.7
5.625% Senior Notes due July 2013, less unamortized discount of $0.5 in 2010 and $0.6 in 2009	399.5	399.4
12% Senior Notes due February 2014(1)	308.0	299.5
7.875% Senior Notes due June 2017, less unamortized discount of $7.8 in 2010 and $8.2 in 2009	392.2	391.8
6.875% Senior Notes due July 2033, less unamortized discount of $1.5 in 2010 and 2009	448.5	448.5
Other	11.1	87.1

Total long-term debt, less current portion	1,559.3	1,626.3

Total debt	$1,584.2	$1,661.0

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

Lines of Credit

        The following table summarizes our available lines of credit and committed and uncommitted lines of credit at June 30, 2010 and December 31, 2009, including the global credit facility and European credit facility, which are discussed below, and the amounts available under our accounts receivable securitization program. Our principal credit lines were committed and consisted of the global credit

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(10) Debt and Credit Facilities (Continued)

facility and the European credit facility. We are not subject to any material compensating balance requirements in connection with our lines of credit.

	June 30, 2010	December 31, 2009
Used lines of credit	$24.3	$107.1
Unused lines of credit	893.0	846.3

Total available lines of credit	$917.3	$953.4

Available lines of credit—committed	$656.2	$686.1
Available lines of credit—uncommitted	261.1	267.3

Total available lines of credit	$917.3	$953.4

Accounts receivable securitization program—committed (1)	$95.0	$74.0

(1)
See Note 6, "Accounts Receivable Securitization Program," for further discussion.

Global Credit Facility

        The global credit facility is available for general corporate purposes, including the payment of amounts required to be paid upon the effectiveness of the Settlement agreement discussed in Note 14, "Commitments and Contingencies." We may re-borrow amounts repaid under the facility from time to time before the expiration or its earlier termination. Our obligations under the facility bear interest at floating rates, which are generally determined by adding the applicable borrowing margin to the base rate or the interbank rate for the relevant currency and time period. The facility provides for changes in borrowing margins based on our long-term senior unsecured debt ratings. The facility has an expiration date of July 26, 2012. As of June 30, 2010, the total amount available under the global credit facility was $472 million.

        Facility fees are payable at the rate of 0.20% per annum on the total amounts available under the global credit facility. The facility provides for changes in fees based on our long-term senior unsecured debt ratings. Also, the facility provides for springing subsidiary guarantees if our long-term senior unsecured debt ratings by both Moody's and Standard & Poor's fall below investment grade.

        The terms of our global credit facility and our European credit facility, discussed below, include a requirement that, upon the occurrence of specified events that would adversely affect the Settlement agreement or would materially increase our liability in respect of the Grace bankruptcy or the asbestos liability arising from the Cryovac transaction, we would be required to repay any amounts outstanding under these facilities or refinance these facilities within 60 days.

        At June 30, 2010, there were no amounts outstanding under this facility and we did not utilize this facility in the six months ended June 30, 2010.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(10) Debt and Credit Facilities (Continued)

European Credit Facility

        We have a €150 million European credit facility, equivalent to U.S. $184 million at June 30, 2010. The facility has an expiration date of July 26, 2012. A syndicate of banks made this facility available to Sealed Air and a group of our European subsidiaries for general corporate purposes, including the payment of amounts required to be paid upon effectiveness of the Settlement agreement. The terms of this facility are substantially similar to the terms of our global credit facility. We may re-borrow amounts repaid under the European credit facility from time to time before the expiration or earlier termination of the facility.

        As of December 31, 2009, we had an outstanding balance of €45 million, which was equivalent to U.S. $64 million. We repaid this outstanding balance in January 2010. Interest expense related to the funds drawn in 2009 under this facility was $0.1 million in the six months ended June 30, 2010 based on a weighted average interest rate of 3.625%. As of June 30, 2010, there were no amounts outstanding under this facility.

Other Lines of Credit

        Substantially all our short-term borrowings of $15.4 million at June 30, 2010 and $28.2 million at December 31, 2009 were outstanding under lines of credit available to several of our foreign subsidiaries. The following table details our other lines of credit at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Available lines of credit	$261.1	$267.3
Unused lines of credit	236.8	224.4
Weighted average interest rate	7.8%	5.5%

Covenants

        Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. Our global credit facility and our European credit facility contain financial covenants relating to interest coverage, debt leverage and minimum liquidity and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the Settlement agreement discussed above. We were in compliance with the above financial covenants and limitations, as applicable, at June 30, 2010 and December 31, 2009.

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

Foreign Currency Forward Contracts

        Our subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purposes of our foreign currency hedging activities are to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies and to minimize the impact of the changes in foreign currencies related to foreign currency denominated interest-bearing intercompany loans and receivables and payables. The changes in fair value of these contracts are recognized in other (expense) income, net, on the condensed consolidated statements of operations and are largely offset by the remeasurement of the underlying foreign currency denominated items indicated above. These contracts have original maturities of less than 12 months.

        At June 30, 2010, we were party to foreign currency forward contracts with an aggregate notional amount of $263.7 million maturing through December 2010. At December 31, 2009, we were party to foreign currency forward contracts with an aggregate notional amount of $282.8 million maturing through December 2010.

        The estimated fair value of these contracts, which represents the estimated net payments that would be paid or that would be received by us in the event of their termination, based on the then current foreign currency exchange rates, was a net current asset of $0.8 million at June 30, 2010 and net current liability of $3.6 million at December 31, 2009. The related net gains and losses were largely offset by the net losses and gains resulting from the remeasurement of the underlying foreign currency denominated transactions.

Cash Flow Hedges

        The primary purposes of our cash flow hedging activities are to manage the potential changes in value associated with the amounts receivable or payable on equipment and raw material purchases that are denominated in foreign currencies in order to minimize the impact of the changes in foreign currencies. We record gains and losses on foreign currency forward contracts qualifying as cash flow hedges in other comprehensive income to the extent that these hedges are effective and until we recognize the underlying transactions in net earnings, at which time we recognize these gains and losses in other (expense) income, net, on the condensed consolidated statements of operations.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(11) Derivatives and Hedging Activities (Continued)

        Net unrealized after tax gains (losses) related to these contracts that were included in other comprehensive income for the three and six months ended June 30, 2010 and 2009 were immaterial. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.

Interest Rate Swaps

        From time to time, we may use interest rate swaps to manage our mix of fixed and floating rates on outstanding indebtedness.

        At June 30, 2010, we had outstanding interest rate swaps with a total notional amount of $200.0 million that qualified and were designated as fair value hedges. We entered into these interest rate swaps to effectively convert a portion of our 12% Senior Notes into floating rate debt. We recorded a mark to market adjustment to record an increase of $8.0 million at June 30, 2010 in the carrying amount of the 12% Senior Notes due to changes in interest rates and an offsetting increase to other assets at June 30, 2010 to record the fair value of the related interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.

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

        In 2010, under the terms of the $200.0 million (notional amount) outstanding interest rate swap agreements, we received interest at a fixed rate and paid interest at variable rates that were based on the one-month London Interbank Offered Rate, or LIBOR. As a result, interest expense was reduced by $1.2 million in the three months ended June 30, 2010 and $2.1 million in the six months ended June 30, 2010.

Other Derivative Instruments

        We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure due to foreign exchange rates and interest rate and currency swaps related to access to international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At June 30, 2010, we had no foreign exchange options or interest rate and currency swap agreements outstanding.

        See Note 12, "Fair Value Measurements and Other Financial Instruments," for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(11) Derivatives and Hedging Activities (Continued)

Fair Value of Derivative Instruments

        The following table details the fair value of our derivative instruments included on the condensed consolidated balance sheets.

	Fair Value of Asset Derivatives(1)		Fair Value of (Liability) Derivatives(1)
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Foreign currency forward contracts (cash flow hedges)	$0.3	$0.1	$(0.2)	$(0.2)

Interest rate swaps	$8.0	$—	$—	$(0.5)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	$1.6	$0.1	$(0.9)	$(3.6)

Total	$9.9	$0.2	$(1.1)	$(4.3)

(1)
Asset derivatives were included in other current assets for the foreign currency forward contracts and other assets for the interest rate swaps. Liability derivatives were included in other current liabilities for foreign currency forward contracts and other liabilities for interest rate swaps.

        The following table details the effect of our derivative instruments on the condensed consolidated statements of operations.

	Amount of Gain (Loss) Recognized in Net Earnings on Derivatives(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Derivatives designated as hedging instruments:
Interest rate swaps	$1.2	$—	$2.1	$—
Foreign currency forward contracts(2)	(0.2)	—	(0.3)	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(2)	14.8	$1.5	(10.5)	$(1.3)

Total	$15.8	$1.5	$(8.7)	$(1.3)

(1)
Amounts recognized on the foreign currency forward contracts were included in other (expense) income, net. Amounts recognized on the interest rate swaps were included in interest expense.

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

June 30, 2010	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$87.0	$79.0	$8.0	$—

Available-for-sale securities	$13.2	$—	$—	$13.2

Derivative financial instruments net asset:
Interest rate swaps	$8.0	$—	$8.0	$—

Foreign currency forward contracts	$0.8	$—	$0.8	$—

December 31, 2009	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$65.0	$—	$65.0	$—

Available-for-sale securities	$13.7	$—	$—	$13.7

Derivative financial instruments net liability:
Interest rate swaps	$0.5	$—	$0.5	$—

Foreign currency forward contracts	$3.6	$—	$3.6	$—

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(12) Fair Value Measurements and Other Financial Instruments (Continued)

        The following table shows a reconciliation of our available-for-sale securities, which are measured at fair value on a recurring basis using Level 3 inputs, as of June 30, 2010 (in millions):

Estimated fair value as of December 31, 2009	$13.7
Unrealized gains recorded in other comprehensive income in 2010	0.4
Other than temporary impairment included in earnings in 2010	(0.7)
Unrealized gains reclassified to net earnings from other comprehensive income in 2010	(0.2)

Estimated fair value as of June 30, 2010	$13.2

Cash Equivalents

        Our cash equivalents at June 30, 2010 consisted of investments in U.S. Treasury obligations (fair value determined using Level 1 inputs) and investments in money market funds that invest in U.S. Treasury obligations (fair value determined using Level 2 inputs). Our cash equivalents at December 31, 2009 consisted of investments in commercial paper (fair value determined using Level 2 inputs). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

Available-for-Sale Securities

        At June 30, 2010, our available-for-sale securities consist of debt instruments, which are recorded at fair value on the condensed consolidated balance sheets using an income approach valuation technique based on our interpretation by analysis and from related securities in secondary markets (Level 3 inputs).

        Since these securities do not currently have readily available or observable prices, we used the income approach to determine the fair value of these securities. We calculated an estimated fair value for these investments using a bond calculation. The valuation methodology included the following inputs and assumptions:

  Maturity—Our debt instruments investments have stated maturities that exceed 10 years. Our valuation model assumes that auctions of all of the investments will resume or that a financial resolution will otherwise be achieved within the next 10 years (the "workout period").

  Coupon—All of these investments are variable rate instruments, with interest rates resetting every 28 days based on a pre-determined formula. Since the workout period is assumed to be 10 years, we used the 10-year U.S. dollar interest rate swap rate plus an additional issuer specific credit spread to reflect a fixed coupon for the debt instruments over the 10-year period.

  Yield-to-Maturity—We used the 10-year U.S. dollar interest rate swap rate plus credit default swap spreads for each issuer. We also included an additional liquidity risk premium of 100 basis points in our yield-to-maturity assumptions.

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(12) Fair Value Measurements and Other Financial Instruments (Continued)

        See Note 5, "Available-for-Sale Investments," for additional information on these securities.

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

        Counterparties to these foreign currency forward contracts and interest rate swaps are rated at least A- by Standard & Poor's and A3 by Moody's. None of these counterparties experienced any significant ratings downgrades in the six months ended June 30, 2010. The fair value generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date.

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

        Other liabilities that are recorded at carrying value on our condensed consolidated balance sheets include our senior notes. To calculate the fair value of our senior notes at June 30, 2010 and December 31, 2009, we utilized a market approach. Due to their limited investor base and the relatively small face value of each issue of the senior notes, they may not be actively traded on the date the fair value is calculated. Therefore, we utilize prices and other relevant information generated by market transactions involving similar securities, reflecting U.S. Treasury yields to calculate the yield to maturity and the price on each of our senior notes. These inputs are provided by an independent third party and are considered to be Level 2 inputs as described above.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(12) Fair Value Measurements and Other Financial Instruments (Continued)

        The carrying amounts and estimated fair values of our debt at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.625% Senior Notes due July 2013	$399.5	$423.2	$399.4	$416.0
12% Senior Notes due February 2014(1)	308.0	374.1	299.5	372.5
7.875% Senior Notes due June 2017	392.2	414.0	391.8	424.0
6.875% Senior Notes due July 2033	448.5	382.5	448.5	423.0
Other foreign loans	25.7	25.4	109.0	115.4
Other domestic loans	10.3	10.4	12.8	23.8

Total debt	$1,584.2	$1,629.6	$1,661.0	$1,774.7

(1)
The carrying value and fair value of such debt include adjustments due to interest rate swaps. See Note 11, "Derivatives and Hedging Activities."

(13) Income Taxes

Effective Income Tax Rate and Income Tax Provision

        Our effective income tax rate was 27.8% for the three months ended June 30, 2010 and 28.3% for the six months ended June 30, 2010. Our effective income tax rate was 26.1% for the three months ended June 30, 2009 and 27.5% for the six months ended June 30, 2009.

        For the three and six months ended June 30, 2010 and 2009, our effective income tax rate was lower than the statutory U.S. federal income tax rate of 35% primarily due to our lower net effective income tax rate on foreign earnings and an increase in tax benefits from the domestic manufacturing deduction. For the three and six months ended June 30, 2009, our effective income tax rate was also lower than the statutory U.S. federal income tax rate of 35% because of the utilization of state income tax credits for which no benefit had previously been recognized. These factors were partially offset by state income taxes in all periods included above.

Unrecognized Tax Benefits

        There have been no material changes to our unrecognized tax benefits as reported at June 30, 2010, nor have we changed our policy with regard to the reporting of penalties and interest related to unrecognized tax benefits. Therefore, a reconciliation of unrecognized tax benefits from December 31, 2009 through June 30, 2010 has not been provided.

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

        We recorded a pre-tax charge of $850.1 million as a result of the Settlement agreement on our condensed consolidated statement of operations for the year ended December 31, 2002. The charge consisted of the following items:

  •
  a charge of $512.5 million covering a cash payment that we will be required to make under the Settlement agreement upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy. Because we cannot predict when a plan of reorganization may become effective, we recorded this liability as a current liability on our condensed consolidated balance sheet at December 31, 2002. Under the terms of the Settlement agreement, this amount accrues interest at a 5.5% annual rate from December 21, 2002 to the date of payment. We have recorded this interest in interest expense on our condensed consolidated statements of operations and in Settlement agreement and related accrued interest on our condensed consolidated balance sheets. The accrued interest, which is compounded annually, was $254.8 million at June 30, 2010 and $234.3 million at December 31, 2009.

  •
  a non-cash charge of $321.5 million representing the fair market value at the date we recorded the charge of nine million shares of Sealed Air common stock that we expect to issue under the Settlement agreement upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy, which was adjusted to eighteen million shares due to our two-for-one stock split in March 2007. These shares are subject to customary anti-dilution provisions that adjust for the effects of stock splits, stock dividends and other events affecting our common stock. The fair market value of our common stock was $35.72 per pre-split share ($17.86 post-split) as of the close of business on December 5, 2002. We recorded this amount on our condensed consolidated balance sheet at December 31, 2002 as follows: $0.9 million representing the aggregate par value of these shares of common stock reserved for issuance related to the Settlement agreement, and the remaining $320.6 million, representing the excess of the aggregate fair market value over the aggregate par value of these common shares, in additional paid-in capital. The diluted net earnings per common share calculations for the June 30, 2010 and 2009 periods reflect the eighteen million shares of common stock that we have reserved for issuance related to the Settlement agreement.

  •
  $16.1 million of legal and related fees as of December 31, 2002.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(14) Commitments and Contingencies (Continued)

        Settlement agreement and related costs reflected legal and related fees for Settlement-related matters of $0.3 million for the three months ended June 30, 2010, $0.6 million for the six months ended June 30, 2010, $0.3 million for the three months ended June 30, 2009 and $0.8 million for the six months ended June 30, 2009 which are included in other (expense) income, net, on our condensed consolidated statements of operations.

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

Other Litigation and Claims

  Rhode Island Matter

        The Company and its subsidiary Sealed Air Corporation (US) were named as defendants in the case of Albert L. Gray, Administrator, et al. v. Jeffrey Derderian, et al. (Case No. 04-312L) in the U.S. District Court for the District of Rhode Island. This lawsuit sought monetary damages arising out of a

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(14) Commitments and Contingencies (Continued)

fire that occurred at the Station nightclub in West Warwick, Rhode Island on February 23, 2003. Our subsidiary was alleged to have designed, manufactured, distributed and/or sold polyethylene foam material that was purportedly installed as soundproofing at the Station nightclub. The Third Amended Master Complaint in this lawsuit was subsequently adopted by the plaintiffs in the case of Estate of Jude B. Henault, et al. v. American Foam Corporation, et al. (Case No. 03-483L) as well as twelve related lawsuits all pending in the United States District Court for the District of Rhode Island. We and our insurance carriers reached a settlement in principle of these lawsuits with representative counsel for the plaintiffs in 2008. As a result of the settlement in principle, in 2008 we recorded a current liability in the amount of $25.0 million on our condensed consolidated balance sheet and a corresponding current asset on our consolidated balance sheet in 2008 for $24.5 million for the portion of the claim that was covered by our primary and first excess insurance carriers. We also recorded a pre-tax charge of $0.5 million in 2008 for the amount of the deductible payable by us, which was included in other (expense) income, net, on the condensed consolidated statement of operations. The settlement has been approved by the Court and all conditions detailed in the parties' notices of settlement have been satisfied. The Master Release became effective in May 2010 and our primary and first excess insurance carriers have fully funded the settlement in the amount of $25.0 million. Accordingly, in May 2010, we removed the current liability and current asset from our consolidated balance sheet. While this case is effectively closed with respect to the Company and its subsidiary, a formal stipulation of dismissal will not be entered until several remaining defendants fund the settlement, which is expected in the coming weeks.

(15) Stockholders' Equity

Quarterly Cash Dividends

        On July 27, 2010, our Board of Directors increased the quarterly dividend by 8% to $0.13 per common share from $0.12 per common share, declaring a quarterly cash dividend payable on September 17, 2010 to stockholders of record at the close of business on September 3, 2010. The estimated amount of this dividend payment is $20.7 million based on 159.6 million shares of our common stock issued and outstanding as of July 31, 2010.

        During the first six months of 2010, we declared and paid quarterly cash dividends of $0.12 per common share on March 19, 2010 to stockholders of record at the close of business on March 5, 2010 and on June 18, 2010 to stockholders of record on June 4, 2010. We used available cash totaling $38.3 million to pay these quarterly cash dividends.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(15) Stockholders' Equity (Continued)

2005 Contingent Stock Plan

Total Share-based Compensation

        We record share-based compensation expense in marketing, administrative and development expenses on the condensed consolidated statements of operations with a corresponding credit to additional paid-in capital within stockholders' equity based on the fair value of share-based compensation awards at the date of grant. Total share-based compensation expense related to all of our share-based compensation programs was $6.0 million in three months ended June 30, 2010, $13.5 million in the six months ended June 30, 2010, $7.4 million in the three months ended June 30, 2009 and $13.7 million in the six months ended June 30, 2009. At June 30, 2010, the estimated amount of share-based compensation related to all of our share-based compensation programs expected to be recognized in future quarters on a straight-line basis over the respective remaining vesting periods for all awards through 2013 was $40.4 million. The discussion that follows details our share-based compensation programs.

  PSU Awards

        As part of our long term incentive program adopted in 2008, during the first 90 days of each year starting in 2008, the Organization and Compensation Committee of our Board of Directors, or Compensation Committee, has approved Performance Share Unit (PSU) awards for our executive officers and other selected key executives, which includes for each officer or executive a target number of shares of common stock and performance goals and measures that will determine the percentage of the target award that is earned following the end of the performance period. Following the end of the performance period, participants will also receive a cash payment in the amount of the dividends (without interest) that would have been paid during the performance period on the number of shares that they have earned.

  2010 Three-year PSU Awards

        In March 2010, the Compensation Committee approved awards with a three-year performance period beginning January 1, 2010. The Compensation Committee established principal performance goals, which are outlined in further detail in the Proxy Statement for our 2010 Annual Meeting of Stockholders. The total target number of shares of common stock that can be earned is 433,481 shares for these 2010 PSU awards. If the threshold level is achieved for either of the two performance goals mentioned above, then the number of shares earned for each participant can be increased (if the additional goal mentioned below is achieved) or decreased (if the additional goal mentioned below is not achieved) by up to 10% of the target level at the discretion of the Compensation Committee, or an aggregate of 43,348 shares for all participants. The additional goal is a 2012 safety result of a total recordable incident rate (a workplace safety indicator) of 1.20 or better, excluding facilities acquired during the performance period.

        The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares depending on the level of achievement of the performance goals and measures, plus or minus the 43,348 additional discretionary shares mentioned above.

        Each quarter, we recognize an expense or credit reflecting the straight-line recognition of the expected cost of the program. To the extent the performance against the targets improves or worsens,

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(15) Stockholders' Equity (Continued)

the cumulative amount accrued to date is adjusted up or down. We include this expense in marketing, administrative and development expenses.

        Share-based compensation expense related to these awards was $0.7 million for the three months ended June 30, 2010 and $1.5 million for the six months ended June 30, 2010, using a grant date share price of $20.88 on March 8, 2010. This expense was calculated based on management's estimate as of June 30, 2010 of the level of achievement of the performance goals and measures, which was determined to be at the target level as of June 30, 2010.

        As of June 30, 2010, the estimated amount of share-based compensation expense expected to be recognized on a straight-line basis over the respective remaining vesting periods of these awards was approximately $1.5 million in 2010 and $3.0 million in 2011 and in 2012. The estimated amount of this future share-based compensation expense will fluctuate based on the level of achievement of the three-year goals and measures considered probable in future quarters, which impacts the number of shares that could be issued.

  2009 Two-year and Three-year PSU Awards

        Share-based compensation expense related to the 2009 two-year and three-year PSU awards was $3.4 million for the three months ended June 30, 2010, $6.7 million for the six months ended June 30, 2010 and $3.2 million in the three months ended June 30, 2009 and $5.2 million in the six months ended June 30, 2009. Probable achievement of the operating performance goals and measures as outlined in further detail in the Proxy Statement for our 2010 Annual Meeting of Stockholders was determined to be at the maximum level for the six months ended June 30, 2010 and at the target level for the same period in 2009.

        As of June 30, 2010, the estimated amount of share-based compensation expense expected to be recognized on a straight-line basis over the respective remaining vesting periods of these awards was approximately $9.7 million in 2010 and $7.7 million in 2011. The estimated amount of this future share-based compensation expense will fluctuate based on: (1) the level of achievement of the two-year and three-year goals and measures considered probable in future quarters, which impacts the number of shares that could be issued; and (2) the future share price of our common stock, which impacts the expense related to additional discretionary shares.

Other Long-term Share-based Incentive Compensation

        Under our executive compensation program, the Compensation Committee may grant our executive officers and a small number of other key executives stock leverage opportunity awards, known as SLO awards, as part of our annual incentive plan. The SLO awards are described in further detail in our Proxy Statement for our 2010 Annual Meeting of Stockholders. Other employees are eligible to receive awards of restricted stock, restricted stock units and cash awards as long-term share-based incentive compensation under our 2005 Contingent Stock Plan. Our executive officers and other key executives may also receive awards of restricted stock or restricted stock units from time to time.

        Share-based compensation expense related to these awards was $1.9 million for the three months ended June 30, 2010, $5.3 million for the six months ended June 30, 2010, $4.2 million for the three months ended June 30, 2009 and $8.5 million for the six months ended June 30, 2009. At June 30, 2010, the estimated amount of share-based compensation expense expected to be recognized on a straight-line basis over the respective remaining vesting periods for these awards through 2013 was $15.5 million.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(16) Net Earnings Per Common Share

        The following table sets forth the calculation of basic and diluted net earnings per common share for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic Net Earnings Per Common Share:
Numerator
Net earnings available to common stockholders	$67.0	$60.5	$128.1	$118.6
Distributed and allocated undistributed net earnings to non-vested restricted stockholders	(0.5)	(0.5)	(0.9)	(0.9)

Distributed and allocated undistributed net earnings to common stockholders	66.5	60.0	127.2	117.7
Distributed net earnings—dividends paid to common stockholders	(19.0)	(18.8)	(38.0)	(37.7)

Allocation of undistributed net earnings to common stockholders	$47.5	$41.2	$89.2	$80.0

Denominator
Weighted average number of common shares outstanding—basic	158.3	157.3	158.1	157.0

Basic net earnings per common share:
Distributed net earnings to common stockholders	$0.12	$0.12	$0.24	$0.24
Allocated undistributed net earnings to common stockholders	0.30	0.26	0.56	0.51

Basic net earnings per common share:	$0.42	$0.38	$0.80	$0.75

Diluted Net Earnings Per Common Share:
Numerator
Distributed and allocated undistributed net earnings to common stockholders	$66.5	$60.0	$127.2	$117.7
Add: Allocated undistributed net earnings to non-vested restricted stockholders	0.3	0.3	0.6	0.6
Interest on 3% Convertible Senior Notes, net of taxes(1)	—	2.0	—	4.0
Less: Undistributed net earnings reallocated to non-vested restricted stockholders	(0.3)	(0.3)	(0.6)	(0.6)

Net earnings available to common stockholders—diluted	$66.5	$62.0	$127.2	$121.7

Denominator
Weighted average number of common shares outstanding—basic	158.3	157.3	158.1	157.0
Effect of assumed issuance of Settlement agreement shares	18.0	18.0	18.0	18.0
Effect of non-vested restricted stock and restricted stock units	0.2	0.2	0.2	0.2
Effect of conversion of 3% Convertible Senior Notes(1)	—	13.1	—	13.1

Weighted average number of common shares outstanding—diluted	176.5	188.6	176.3	188.3

Diluted net earnings per common share	$0.38	$0.33	$0.72	$0.65

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(16) Net Earnings Per Common Share (Continued)

  PSU Awards

        Under U.S. GAAP, since the PSU awards discussed in Note 15, "Stockholders' Equity," are contingently issuable shares that are based on a condition other than earnings or market price, these shares have been excluded from the diluted weighted average number of common shares outstanding for the three and six months ended June 30, 2010 and 2009 because they have not met the performance conditions as of these dates.

  SLO Awards

        The shares or units associated with the SLO awards for the fiscal year 2010 are considered contingent shares and therefore not included in the basic or diluted weighted average number of common shares outstanding for the three and six months ended June 30, 2010. These shares or units, discussed in Note 15, "Stockholders' Equity," will not be included in the common shares outstanding until the final determination of the amount of annual incentive compensation is made in the first quarter of the following year. Once this determination is made, the shares or units will be included in basic weighted average number of common shares if the employee is retirement eligible or in the diluted weighted average number of common shares outstanding if the employee is not retirement eligible.

(17) Other (Expense) Income, net

        The following table provides details of other (expense) income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest and dividend income	$2.0	$2.3	$4.0	$4.0
Net foreign exchange transaction losses	(3.3)	(0.1)	(1.8)	(3.0)
Settlement agreement and related costs	(0.3)	(0.3)	(0.6)	(0.8)
Non-controlling interests	0.6	0.5	1.1	0.8
Costs associated with our accounts receivable securitization program	(0.2)	(0.1)	(0.4)	(0.4)
Other, net	(1.9)	(0.7)	(3.2)	(2.4)

Other (expense) income, net	$(3.1)	$1.6	$(0.9)	$(1.8)

        Net foreign exchange transaction losses in the three months ended June 30, 2010 include $2.4 million of losses primarily relating to an intercompany loan we are in the process of repaying. Net foreign exchange transaction losses also includes the impact of changes in value associated with amounts receivable or payable on transactions denominated in foreign currencies and amounts related to certain foreign currency denominated receivables and payables and interest-bearing intercompany loans. We enter into foreign currency forward contracts to manage the potential changes in value associated with these transactions and intercompany items mentioned above, and the amounts included above are net of any gains or losses resulting from our foreign currency forward contracts. See Note 11, "Derivatives and Hedging Activities," for further discussion of our foreign currency forward contracts.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information in Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with our condensed consolidated financial statements and related notes set forth in Item 1 of Part I of this quarterly report on Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and our consolidated financial statements and related notes set forth in Item 8 of Part II of that Form 10-K. See Part II, Item 1A, "Risk Factors" and "Cautionary Notice Regarding Forward-Looking Statements," below, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in millions. When we cross-reference to a "Note," we are referring to our "Notes to Condensed Consolidated Financial Statements," unless the context indicates otherwise.

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

        In our "2010 Outlook" below, we present anticipated full year 2010 diluted net earnings per common share on a U.S. GAAP basis, but also on a non-U.S. GAAP adjusted basis—excluding an estimated $0.02 charge related to GMS and foreign currency gains or losses that may be recognized in 2010 related to currency fluctuations in Venezuela. We believe that excluding these items from our projected earnings aids in the comparison of our earnings performance between 2010 and prior years. Our management will look at our earnings performance both including these items and excluding them. Further, these items may also be excluded from the calculations of our performance measures set by the Organization and Compensation Committee of our Board of Directors for purposes of determining incentive compensation. Thus, our management believes that this information may be useful to investors.

        In our "Highlights of Financial Performance," "Net Sales by Segment Reporting Structure" and "Net Sales by Geographic Region" below, we first present our results in accordance with U.S. GAAP, but in the discussions and some of the tables that follow, we exclude the impact of foreign currency translation when presenting net sales information. Changes in net sales excluding the impact of foreign currency translation is a non-U.S. GAAP financial measure, which we define as "constant dollar." As a worldwide business, it is important that we take into account the effects of foreign currency translation when we view our results and plan our strategies. Nonetheless, we cannot directly control changes in foreign currency exchange rates. Consequently, when management looks at our net sales to measure the performance of our business, it typically excludes the impact of foreign currency translation. We also may exclude the impact of foreign currency translation when making incentive compensation determinations. As a result, management believes that these presentations may be useful to investors.

2010 Outlook

        Our current outlook anticipates that our constant dollar sales growth rate will accelerate sequentially in the second half of 2010. This growth assumes a modest improvement in global economic conditions, ongoing strength in our industrial businesses (which includes our Protective Packaging segment and Specialty Materials business) and a mid-to-upper single digit constant dollar sales growth rate in our food businesses. This increased rate of sales growth in our food businesses reflects the combination of increased food customer production rates, new contracts and the benefits of pricing actions and contract adjustments expected in the second half of the year. We expect all of our businesses to continue to benefit from the successful launches and adoptions of new solutions and technologies, and growth in developing regions. As a result, we continue to anticipate a 4% to 6% growth in total constant dollar sales for full year 2010 as compared with 2009 from a combination of unit volume growth and product price/mix.

        We are also assuming foreign exchange translation on our net sales to be slightly unfavorable in the second half of 2010 as compared with 2009. Given the first half favorability of $88 million from foreign exchange, we are assuming an approximate 2% full year benefit from foreign exchange. We anticipate that the unfavorable translational effect of the weakening euro will be offset by other appreciating currencies relative to the U.S. dollar.

        Our average petrochemical-based raw material costs, primarily resin costs, reached their highest level on a year over year basis in the month of April. Our current outlook assumes moderating resin costs for the balance of 2010 resulting in a low double-digit percentage increase in the average cost of resin for 2010 as compared to 2009. In the second half of 2010, we expect to realize the benefits from our pricing actions that targeted resin cost recovery and favorable pricing adjustments in our food businesses.

        We continue to anticipate marketing, administrative and development expenses to be in the range of 16% to 17% of net sales, capital expenditures to be $80 to $100 million, and a full year 2010 effective tax rate of 27%. Our full year effective tax rate assumption includes the retroactive extention of certain U.S. tax credits that expired at December 31, 2009.

        As a result of the factors mentioned above, we have reaffirmed our full year 2010 diluted net earnings per common share guidance to be in the range of $1.48 to $1.68, or $1.50 to $1.70 on an adjusted basis to exclude an estimated $0.02 charge related to the costs for the remaining portion of GMS. This guidance also excludes any foreign currency exchange gains or losses that may be recognized in 2010 related to currency fluctuations in Venezuela and the payment of the Settlement agreement, as the exact timing is unknown.

Recent Events

  Dividends

        On July 27, 2010, our Board of Directors increased the quarterly dividend by 8% to $0.13 per common share from $0.12 per common share and declared a quarterly cash dividend payable in September 2010. The estimated amount of this dividend payment is $21 million based on 160 million shares of our common stock issued and outstanding as of July 31, 2010.

        During the first six months of 2010, we declared and paid quarterly cash dividends of $0.12 per common share in March and June. We used available cash totaling $38 million to pay these quarterly cash dividends.

  Acquisition

        In May 2010, we completed a small bolt-on acquisition using $8 million of available cash. This acquisition provides us with the opportunity to develop a new, unique technology platform offering both cost savings and revenue growth opportunities for existing and new proprietary applications. We anticipate an ongoing development phase throughout 2010 and expect the initial commercialization of products in 2011. This acquisition was not significant to our consolidated financial position or results of operations.

Highlights of Financial Performance

        Below are the highlights of our financial performance in the second quarter and first six months of 2010 compared with the same periods of 2009:

	Second Quarter of			First Six Months of
			% Change			% Change
	2010	2009		2010	2009
Net sales	$1,089.7	$1,028.0	6%	$2,150.9	$2,016.5	7%

Gross profit	$300.5	$288.1	4	$600.5	$573.8	5
As a % of net sales	27.6%	28.0%		27.9%	28.5%
Marketing, administrative and development expenses	171.6	169.3	1	347.1	335.5	3
As a % of net sales	15.7%	16.5%		16.1%	16.6%
Restructuring and other (credits) charges	(0.3)	0.7	#	0.3	0.3	—

Operating profit	$129.2	$118.1	9	$253.1	$238.0	6

As a % of net sales	11.9%	11.5%		11.8%	11.8%
Net earnings available to common stockholders	$67.0	$60.5	11%	$128.1	$118.6	8%

Net earnings per common share:
Basic	$0.42	$0.38	10%	$0.80	$0.75	7%

Diluted	$0.38	$0.33	15%	$0.72	$0.65	11%

Weighted average number of common shares outstanding:
Basic	158.3	157.3		158.1	157.0

Diluted	176.5	188.6		176.3	188.3

# Denotes a variance greater than 100%

        As shown in the table above, our net earnings per diluted common share increased 15% in the second quarter of 2010 compared with the same period in 2009. The primary contributing factors to this growth were:

  •
  higher gross profit of $12 million, which was largely driven by the volume growth in our industrial businesses and the benefits realized from our supply chain productivity improvements and from producing products in our new, low-cost facilities in developing regions. These factors were partially offset by higher average petrochemical-based raw material costs of approximately $45 million and lower product price/mix of $13 million;

  •
  foreign currency exchange gains of $7 million related to our subsidiary in Venezuela; and

  •
  the decline in weighted average number of diluted common shares in 2010 compared with 2009 primarily due to the early redemption in July 2009 of our 3% Convertible Senior Notes due 2033.

        These factors were partially offset by other expense, net, of $3 million in the second quarter of 2010 compared with other income, net, of $2 million in the same period in 2009.

        See the discussions below for further details about the material factors that contributed to the changes in net sales by our segment reporting structure and by geographic region, cost of sales, marketing, administrative and development expenses, operating profit by our segment reporting structure and foreign currency exchange gains related to Venezuela and other (expense) income, net.

Net Sales by Segment Reporting Structure

        The following table presents net sales by our segment reporting structure:

	Second Quarter of			First Six Months of
			% Change			% Change
	2010	2009		2010	2009
Net sales:
Food Packaging	$459.4	$448.7	2%	$906.6	$872.7	4%
As a % of net sales	42.2%	43.7%		42.1%	43.2%
Food Solutions	228.2	220.2	4	447.3	425.4	5
As a % of net sales	20.9%	21.4%		20.8%	21.1%
Protective Packaging	320.9	281.8	14	627.4	561.9	12
As a % of net sales	29.5%	27.4%		29.2%	27.9%
Other	81.2	77.3	5	169.6	156.5	8
As a % of net sales	7.4%	7.5%		7.9%	7.8%

Total	$1,089.7	$1,028.0	6%	$2,150.9	$2,016.5	7%

Net Sales by Geographic Region

        The following table presents our net sales by geographic region:

	Second Quarter of			First Six Months of
			% Change			% Change
	2010	2009		2010	2009
Net sales:
U.S.	$513.7	$495.7	3.6%	$997.5	$966.8	3.2%
As a % of net sales	47.1%	48.2%		46.4%	47.9%
International	576.0	532.3	8.2	1,153.4	1,049.7	9.9
As a % of net sales	52.9%	51.8%		53.6%	52.1%

Total net sales	$1,089.7	$1,028.0	6%	$2,150.9	$2,016.5	7%

        By geographic region, the components of the increase in net sales for the second quarter of 2010 and first six months of 2010 compared with the same periods of 2009 were as follows:

Second Quarter of 2010	U.S.		International		Total Company
Volume—Units	$20.5	4.2%	$25.8	4.8%	$46.3	4.5%
Volume—Acquired businesses, net of (dispositions)	—	—	(0.3)	(0.1)	(0.3)	—
Product price/mix	(2.5)	(0.5)	(10.9)	(2.0)	(13.4)	(1.3)
Foreign currency translation	—	—	29.1	5.5	29.1	2.8

Total	$18.0	3.7%	$43.7	8.2%	$61.7	6.0%

First Six Months of 2010	U.S.		International		Total Company
Volume—Units	$46.5	4.8%	$41.8	4.0%	$88.3	4.4%
Volume—Acquired businesses, net of (dispositions)	—	—	(1.4)	(0.1)	(1.4)	(0.1)
Product price/mix	(15.9)	(1.6)	(24.3)	(2.3)	(40.2)	(2.0)
Foreign currency translation	—	—	87.7	8.4	87.7	4.3

Total	$30.6	3.2%	$103.8	10.0%	$134.4	6.6%

  Foreign Currency Translation Impact on Net Sales

        As shown above, 53% of our second quarter 2010 consolidated net sales were generated outside the U.S. Approximately 20% of our consolidated net sales are euro-denominated. According to external sources, as a result of on-going concerns about the ability of some countries in the euro zone to effectively manage sovereign debt obligations and rising budget deficits, in the first six months of 2010 the euro has weakened against the U.S. dollar.

        During the second quarter of 2010, our net sales results reflected an approximate 4% decline in the average euro to U.S. dollar exchange ratio as compared with the same period in 2009. However, most of our other average foreign currency exchange ratios, most notably the Australian dollar, Canadian dollar and Brazilian real, appreciated against the U.S dollar, which more than offset the impact the weakening euro had on our net sales, resulting in a $29 million favorable impact.

        During the first six months of 2010, the average euro to U.S. dollar exchange ratio was essentially flat compared with the same period in 2009 and most of our other average foreign currency exchange ratios including the Australian dollar, Canadian dollar and Brazilian real appreciated against the U.S. dollar, resulting in an $88 million favorable impact.

Components of Change in Net Sales

        The following tables present the components of change in net sales for the second quarter of 2010 and first six months of 2010 compared with the same periods in 2009. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as "constant dollar." We believe using constant dollar measures aids in the comparability between periods.

Second Quarter of 2010	Food Packaging		Food Solutions		Protective Packaging		Other		Total Company
Volume—Units	$7.7	1.7%	$1.8	0.8%	$33.2	11.8%	$3.6	4.7%	$46.3	4.5%
Volume—Acquired businesses, net of (dispositions)	—	—	—	—	—	—	(0.3)	(0.5)	(0.3)	—
Product price/mix	(15.1)	(3.4)	—	—	0.9	0.3	0.8	1.0	(13.4)	(1.3)
Foreign currency translation	18.1	4.0	6.2	2.8	5.0	1.8	(0.2)	(0.2)	29.1	2.8

Total change (U.S. GAAP)	$10.7	2.3%	$8.0	3.6%	$39.1	13.9%	$3.9	5.0%	$61.7	6.0%

Impact of foreign currency translation	(18.1)	(4.0)	(6.2)	(2.8)	(5.0)	(1.8)	0.2	0.2	(29.1)	(2.8)

Total constant dollar change (Non-U.S. GAAP)	$(7.4)	(1.7)%	$1.8	0.8%	$34.1	12.1%	$4.1	5.2%	$32.6	3.2%

First Six Months of 2010	Food Packaging		Food Solutions		Protective Packaging		Other		Total Company
Volume—Units	$16.8	1.9%	$5.0	1.2%	$54.9	9.8%	$11.6	7.4%	$88.3	4.4%
Volume—Acquired businesses, net of (dispositions)	—	—	—	—	—	—	(1.4)	(0.9)	(1.4)	(0.1)
Product price/mix	(30.9)	(3.5)	(3.4)	(0.8)	(6.0)	(1.1)	0.1	0.1	(40.2)	(2.0)
Foreign currency translation	48.0	5.5	20.3	4.8	16.6	2.9	2.8	1.8	87.7	4.3

Total change (U.S. GAAP)	$33.9	3.9%	$21.9	5.2%	$65.5	11.6%	$13.1	8.4%	$134.4	6.6%

Impact of foreign currency translation	(48.0)	(5.5)	(20.3)	(4.8)	(16.6)	(2.9)	(2.8)	(1.8)	(87.7)	(4.3)

Total constant dollar change (Non-U.S. GAAP)	$(14.1)	(1.6)%	$1.6	0.4%	$48.9	8.7%	$10.3	6.6%	$46.7	2.3%

        The following net sales discussion is on a constant dollar basis.

Food Packaging Segment Net Sales

  Second Quarter of 2010 compared with 2009

        The constant dollar decrease in net sales in the second quarter of 2010 compared with 2009 was primarily due to a decrease in product price/mix in North America of $10 million, or 4%, which reflected the timing of some contract price adjustments and the unfavorable impact of lower second quarter 2010 average selling prices that reflected more moderate 2009 resin costs. We have responded to the increase in resin costs by implementing various price increases globally, which are expected to yield benefits in the second half of 2010.

        The decline in product price/mix described above was partially offset by increases in unit volumes in Latin America of $6 million, or 8%, and in Europe of $3 million, or 3%. The volume increase in Latin America was primarily due to higher customer production rates, as well as higher equipment sales for new and replacement equipment. The volume increase in Europe was primarily due to higher demand for our fresh meat and cheese packaging products.

        Unit volumes in North America were relatively flat, which primarily reflected higher equipment sales for new and replacement equipment, fully offset by lower customer production rates, which resulted in lower sales of certain packaging formats. Based on industry projections, we expect our customers' beef and pork production rates to improve in the second half of 2010. This trend combined with favorable product price/mix is expected to contribute to an estimated mid-to-upper single digit percent constant dollar sales increase in the second half of 2010 as compared to the same period in 2009.

  First Six Months of 2010 compared with 2009

        The constant dollar decrease in net sales in the first six months of 2010 compared with the same period in 2009 was primarily due to a decrease in product price/mix in North America of $21 million, or 5%, which was primarily due to the factors mentioned above.

        The decline in product price/mix described above was partially offset by increases in unit volumes in Latin America of $12 million, or 9%, and in North America of $9 million, or 2%. These increases were primarily attributable to higher equipment sales as customers invested in replacement and new equipment and, to a lesser extent, favorable customer production rates in the first quarter of 2010, which resulted in higher sales of our packaging products.

Food Solutions Segment Net Sales

  Second Quarter of 2010 compared with 2009

        The constant dollar increase in net sales in the second quarter of 2010 compared with the same period in 2009 was primarily attributable to a $1 million, or 37% increase in unit volumes in Asia due to higher demand for our ready meals products. Additionally, we achieved a $1 million, or 1%, increase in unit volumes in Europe due to higher demand for our ready meals products related largely to pizza packaging and to higher equipment demand. Although unit volume growth was modest and product price/mix was flat, improving retail conditions combined with benefits from our prior pricing actions is expected to generate a mid-to-upper single digit percent constant dollar sales increase in the second half of 2010 as compared to the same period in 2009.

  First Six Months of 2010 compared with 2009

        This segment's net sales increased $2 million on a constant dollar basis in the first six months of 2010 compared with the same period in 2009 primarily due to a $6 million, or 3%, increase in unit volumes in North America, which reflected higher poultry product sales primarily in the first quarter of 2010 compared with the same period in 2009.

        The increase in unit volumes described above was offset by lower unit volumes in Europe of $2 million, or 1%, and a decrease in product price/mix of $4 million, or 3%, in that region. The decline in unit volumes was due to lower demand for certain meats, which reflected the economic trend in the region. This trend had the greatest impact on demand for our case-ready packaging products. The decline in product price/mix was primarily due to the timing of price adjustments for changes in resin costs, mentioned above.

Protective Packaging Segment Net Sales

  Second Quarter of 2010 compared with 2009

        The constant dollar increase in net sales in the second quarter of 2010 compared with the same period in 2009 was primarily due to increases in unit volumes in North America of $17 million, or 10%, in Europe of $8 million, or 11%, and in Asia of $6 million, or 29%.

        The increases in unit volumes in these regions was predominately due to improving economic conditions, reflecting a modest recovery in export markets and manufacturing sectors. Also contributing to the increase in unit volumes, but to a lesser extent, were sales to new and existing customers of our new shrink packaging products in these regions. We expect demand to remain solid through the balance of the year and we also expect to benefit from our April pricing actions. Combined, we expect constant dollar sales to increase in the high single digit percent range in the second half of 2010 compared with the same period in 2009.

  First Six Months of 2010 compared with 2009

        The constant dollar increase in net sales in the first six months of 2010 compared with the same period in 2009 was primarily due to increases in unit volumes in North America of $29 million, or 9%, in Asia of $13 million, or 32%, and in Europe of $10 million, or 7%, due to the factors mentioned above.

Other Net Sales

  Second Quarter of 2010 compared with 2009

        The constant dollar increase in net sales in the second quarter of 2010 compared with the same period in 2009 was primarily due to:

  •
  higher unit volumes in our specialty materials business in North America of $4 million, or 15% of total other net sales in this region, and in Europe of $1 million, or 3% of other net sales in this region; and

  •
  higher unit volumes in our medical applications business in Europe of $2 million, or 5% of total other net sales in this region.

        The increases in unit volumes in our specialty materials business in North America and Europe were primarily due to improving economic conditions, reflecting a modest recovery in manufacturing sectors. The increase in unit volumes in Europe was primarily due to higher demand for our medical applications products from new and existing customers.

  First Six Months of 2010 compared with 2009

        The constant dollar increase in net sales in the first six months of 2010 compared with the same period in 2009 was primarily due to higher unit volumes in our specialty materials business in North America of $4 million, or 8% of total other net sales in this region, and in our medical applications business in Europe of $5 million, or 7% of total other net sales in this region. These increases were due to the factors mentioned above.

        The increases in unit volumes described above were partially offset by lower unit volumes in Asia primarily due to pre-buying in China in the first quarter of 2010 ahead of a licensing expiration in that country in our medical applications business.

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

Cost of Sales

        Our primary input costs include resins, direct and indirect labor, other raw materials and other energy-related costs (including transportation costs). We utilize petrochemical-based resins in the manufacture of many of our products. The costs for these raw materials are impacted by the rise and fall in crude oil and natural gas prices, since they serve as feedstocks utilized in the production of most resins. Resin costs have been particularly volatile in recent years as a result of changes in global demand for these resins and feedstocks, as well as supply disruptions for these feedstocks. Although changes in the prices of crude oil and natural gas are not perfect benchmarks, they are indicative of the variations in raw materials and other input costs we face. We continue to monitor changes in raw material and energy-related costs as they occur and take pricing actions as appropriate to lessen the impact of cost increases when they occur.

        The following table shows our cost of sales for the second quarter of 2010 and the first six months of 2010 compared with the same periods of 2009:

	Second Quarter of			First Six Months of
			% Change			% Change
	2010	2009		2010	2009
Cost of sales	$789.2	$739.9	7%	$1,550.4	$1,442.7	7%
As a % of net sales	72.4%	72.0%		72.1%	71.5%

  Second Quarter of 2010 compared with 2009

        The $49 million increase in cost of sales in the second quarter of 2010 compared with the same period in 2009 was primarily due to:

  •
  higher average petrochemical-based raw material expenditures of approximately $45 million, including higher resin consumption due to the increase in sales volume; and

  •
  an unfavorable impact of foreign currency translation of $22 million.

  First Six Months of 2010 compared with 2009

        The $108 million increase in cost of sales in the first six months of 2010 compared with the same period in 2009 was primarily due to:

  •
  higher average petrochemical-based raw material expenditures of approximately $75 million, including higher resin consumption due to the increase in sales volume; and

  •
  an unfavorable impact of foreign currency translation of $67 million.

        The factors described above that drove the increases in cost of sales for the second quarter and first six months of 2010 compared with 2009 were partially offset by our supply chain productivity improvements, including lower headcount in 2010 compared with 2009, and by the benefits of producing products in our new, low-cost facilities in developing regions.

Marketing, Administrative and Development Expenses

        The following table shows our marketing, administrative and development expenses for the second quarter of 2010 and the first six months of 2010 compared with the same periods of 2009:

	Second Quarter of			First Six Months of
			% Change			% Change
	2010	2009		2010	2009
Marketing, administrative and development expenses	$171.6	$169.3	1%	$347.1	$335.5	3%
As a % of net sales	15.7%	16.5%		16.1%	16.6%

  Second Quarter of 2010 compared with 2009

        The $2 million increase in marketing, administrative and development expenses in the second quarter of 2010 compared with the same period in 2009 was primarily due to:

  •
  an unfavorable impact of foreign currency translation of $3 million; and

  •
  higher sales and marketing costs to support the increase in net sales in 2010, including higher travel and entertainment expenses of $5 million and provisions for bad debt of $3 million.

        These factors were partially offset by lower provisions for variable incentive compensation of approximately $11 million, which reflected lower operating performance compared with our pre-established goals at June 30, 2010. Our prior year incentive compensation was substantially on target compared with pre-established goals at June 30, 2009 and no reductions to incentive compensation were made.

  First Six Months of 2010 compared with 2009

        The $12 million increase in marketing, administrative and development expenses in the first six months of 2010 compared with the same period in 2009 was primarily due to:

  •
  an unfavorable impact of foreign currency translation of $10 million;

  •
  higher sales and marketing costs to support the increase in net sales in 2010, including higher travel and entertainment expenses of $7 million;

  •
  an increase in legal fees of $3 million due to the insurance reimbursement of certain fees in 2009; and

  •
  an increase in technology and innovation expenses of $2 million due to timing of projects.

        These factors were partially offset by lower provisions for variable incentive compensation of $15 million, which reflected lower operating performance compared with our pre-established goals at June 30, 2010. Our prior year incentive compensation was substantially on target compared with pre-established goals at June 30, 2009 and no reductions to incentive compensation were made.

        Consistent with past practice, we evaluate our variable incentive compensation accrual every quarter. Since our variable incentive compensation accrual reflects performance against our operating profit goal, this expense could be higher in the second half of the year if we achieve our operating profit target for 2010. As mentioned in "2010 Outlook" above, we expect marketing, administrative and development expenses to be 16% to 17% of net sales for the full year, in line with our guidance at the beginning of the year.

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

        We anticipate an additional $2 million of costs for GMS in the second half of 2010, marking the completion of GMS. We continue to expect to realize an incremental $10 million of benefits in 2010, bringing this program's full annual estimated benefit run rate to $55 million. These benefits were primarily realized in cost of sales. The actual timing and amount of these benefits are subject to change due to a variety of factors.

        See Note 4, "Global Manufacturing Strategy and 2008 Cost Reduction Program," for more information on GMS.

Operating Profit

        Management evaluates the performance of each reportable segment based on its operating profit. Operating profit by our segment reporting structure for the 2010 and 2009 periods was as follows:

	Second Quarter of			First Six Months of
			% Change			% Change
	2010	2009		2010	2009
Food Packaging	$57.5	$62.4	(7.9)%	$114.0	$121.0	(5.8)%
As a % of Food Packaging net sales	12.5%	13.9%		12.6%	13.9%
Food Solutions	23.1	22.4	3.1	44.0	44.9	(2.0)
As a % of Food Solutions net sales	10.1%	10.2%		9.8%	10.6%
Protective Packaging	45.3	32.5	39.4	84.8	66.7	27.1
As a % of Protective Packaging net sales	14.1%	11.5%		13.5%	11.9%
Other	3.0	1.5	1.0	10.6	5.7	86.0
As a % of Other net sales	3.7%	1.9%		6.3%	3.6%

Total segments and other	128.9	118.8	8.5%	253.4	238.3	6.3%
As a % of net sales	11.8%	11.6%		11.8%	11.8%
Restructuring and other (credits) charges(1)	(0.3)	0.7		0.3	0.3

Total operating profit	$129.2	$118.1	9.4%	$253.1	$238.0	6.3%

As a % of net sales	11.9%	11.5%		11.8%	11.8%

(1)
The amounts primarily represent charges associated with the implementation of our global manufacturing strategy, primarily in our Food Packaging segment. See "Global Manufacturing Strategy and 2008 Cost Reduction and Productivity Program," above for further discussion of restructuring and other (credits) charges.

  Food Packaging Segment Operating Profit

  Second Quarter of 2010 compared with 2009

        The decrease in operating profit in the second quarter of 2010 compared with the same period in 2009 was primarily due to lower product price/mix mentioned above and higher average petrochemical-based raw material expenditures of approximately $15 million. These factors fully offset the favorable impact from the increase in unit volumes mentioned above. This segment's operating profit results also reflected the delayed timing of contract pricing adjustments for resin costs in North America.

  Six Months of 2010 compared with 2009

        The decrease in operating profit in the second quarter of 2010 compared with the same period in 2009 was primarily due to lower product price/mix mentioned above and higher average petrochemical-based raw material expenditures of approximately $25 million. These factors fully offset the favorable impact from the increase in unit volumes mentioned above. This segment's operating profit results also reflected the delayed timing of contract pricing adjustments for resin costs in North America.

  Food Solutions Segment Operating Profit

  Second Quarter of 2010 compared with 2009

        The increase in operating profit in the second quarter of 2010 compared with the same period in 2009 was primarily due to the favorable impacts from the increase in unit volumes mentioned above and from lower marketing, administrative and development expenses as a percentage of net sales. These factors were partially offset by higher average petrochemical-based raw material expenditures of approximately $10 million.

  Six Months of 2010 compared with 2009

        The decrease in operating profit in the first six months of 2010 compared with the same period in 2009 was primarily due to higher average petrochemical-based raw material expenditures of approximately $18 million and lower product price/mix mentioned above. These factors fully offset the favorable impacts from the increase in unit volumes mentioned above and from lower marketing, administrative and development expenses as a percentage of net sales.

  Protective Packaging Segment Operating Profit

  Second Quarter of 2010 compared with 2009

        The increase in operating profit in the second quarter of 2010 compared with the same period in 2009 was primarily due to the favorable impacts from the increase in unit volumes mentioned above and from lower marketing, administrative and development expenses as a percentage of net sales. These items were partially offset by higher average petrochemical-based raw material expenditures of approximately $15 million.

  Six Months of 2010 compared with 2009

        The increase in operating profit in the first six months of 2010 compared with the same period in 2009 was primarily due to the favorable impacts from the increase in unit volumes mentioned above and from lower marketing, administrative and development expenses as a percentage of net sales. These items were partially offset by higher average petrochemical-based raw material expenditures of approximately $23 million.

  Other Operating Profit

  Second Quarter of 2010 compared with 2009

        The increase in operating profit in the second quarter of 2010 compared with the same period in 2009 was primarily due to the favorable impacts from the increase in unit volumes mentioned above and from lower marketing, administrative and development expenses as a percentage of net sales. These factors were partially offset by higher average petrochemical-based raw material expenditures of approximately $5 million.

  Six Months of 2010 compared with 2009

        The increase in operating profit in the first six months of 2010 compared with the same period 2009 was primarily due to the favorable impact from the increases in unit volumes mentioned above and from lower marketing, administrative and development expenses as a percentage of net sales. These factors were partially offset by higher average petrochemical-based raw material expenditures of approximately $9 million.

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

        Interest expense for the second quarter of 2010 and the first six months of 2010 as compared to the same periods in 2009 was as follows:

	Second Quarter of			First Six Months of
			2010 vs. 2009 Change			2010 vs. 2009 Change
	2010	2009		2010	2009
Interest expense on the amount payable for the Settlement agreement	$10.3	$9.7	$0.6	$20.5	$19.5	$1.0
Interest expense on our senior notes:
5.625% Senior Notes due July 2013	5.5	5.5	—	11.0	11.0	—
12% Senior Notes due February 2014	7.8	9.0	(1.2)	15.9	14.4	1.5
7.875% Senior Notes due June 2017, issued June 2009	8.2	1.1	7.1	16.5	1.1	15.4
6.875% Senior Notes due July 2033	7.8	7.7	0.1	15.5	15.4	0.1
3% Convertible Senior Notes redeemed July 2009	—	3.6	(3.6)	—	7.2	(7.2)
6.95% Senior Notes matured May 2009	—	1.2	(1.2)	—	3.6	(3.6)
Other interest expense	2.2	2.3	(0.1)	4.4	4.8	(0.4)
Less: capitalized interest	(0.8)	(2.3)	1.5	(2.1)	(4.3)	2.2

Total	$41.0	$37.8	$3.2	$81.7	$72.7	$9.0

Gain on Sale of Available-for-Sale Securities, net of Impairment

        In the second quarter of 2010, we sold our two investments of non-cumulative perpetual preferred stock for $1.2 million. These investments were two tranches of non-cumulative perpetual preferred stock of AMBAC Assurance Corporation and had a combined original cost of $20 million. Beginning in the second half of 2007 through March 31, 2010, we previously recognized other than temporary impairments on these securities for cumulative pre-tax losses of $19.9 million ($12.5 million, net of taxes) resulting in a combined total fair value of $0.1 million at March 31, 2010. As a result of the sale of these investments we recognized a pre-tax gain of $1.1 million ($0.7 million, net of taxes) in the second quarter of 2010.

        In the first six months of 2010, the valuation of some of our available-for-sale investments resulted in the recognition of other-than-temporary impairment of $0.7 million ($0.4 million, net of taxes), which was recorded in the first quarter of 2010. As a result of the gain on the sale of our investments of $1.1 million described above and the other than temporary impairment of $0.7 million in the first quarter of 2010, we recognized a net gain of $0.4 million ($0.1 million, net of taxes) on our auction rate securities investments in the first six months of 2010.

        The estimated fair value of our three remaining auction rate security investments at June 30, 2010 was approximately $13 million. See Note 5, "Available-for-Sale Investments," for further discussion.

Foreign Currency Exchange Gains Related to Venezuelan Subsidiary

        The foreign currency exchange gains we recorded in 2010 were the result of two factors: 1) the significant changes in the exchange rates used to settle Bolivar-denominated transactions and 2) the significant changes in the exchange rates used to remeasure our Venezuelan subsidiary's financial statements at the balance sheet dates. We believe these gains are attributable to unpredictable foreign exchange fluctuations in Venezuela. As a result, we have excluded these gains and we will exclude future foreign currency exchange gains and/or losses relating to our Venezuelan subsidiary from our non-U.S. GAAP adjusted diluted net earnings per common share until such time that we believe the foreign exchange environment in Venezuela stabilizes. See "Venezuela," in "Foreign Exchange Rates,"

of Item 3, Quantitative and Qualitative Disclosures About Market Risk, for further discussion on Venezuela.

Other (Expense) Income, net

        The following table provides details of our other (expense) income, net:

	Second Quarter of			First Six Months of
			2010 vs. 2009 Change			2010 vs. 2009 Change
	2010	2009		2010	2009
Interest and dividend income	$2.0	$2.3	$(0.3)	$4.0	$4.0	$—
Net foreign exchange transaction losses	(3.3)	(0.1)	(3.2)	(1.8)	(3.0)	1.2
Settlement agreement and related costs	(0.3)	(0.3)	—	(0.6)	(0.8)	0.2
Non-controlling interests	0.6	0.5	0.1	1.1	0.8	0.3
Costs associated with our accounts receivable securitization program	(0.2)	(0.1)	(0.1)	(0.4)	(0.4)	—
Other, net	(1.9)	(0.7)	(1.2)	(3.2)	(2.4)	(0.8)

Other (expense) income, net	$(3.1)	$1.6	$(4.7)	$(0.9)	$(1.8)	$0.9

        Net foreign exchange transaction losses in the second quarter of 2010 include $2.4 million of losses primarily relating to an intercompany loan we are in the process of repaying. Net foreign exchange transaction losses also includes the impact of changes in value associated with amounts receivable or payable on transactions denominated in foreign currencies and amounts related to certain foreign currency denominated receivables and payables and other interest-bearing intercompany loans. We enter into foreign currency forward contracts to manage the potential changes in value associated with these transactions and intercompany items mentioned above, and the amounts included above are net of any gains or losses resulting from our foreign currency forward contracts. See Note 11, "Derivatives and Hedging Activities," for further discussion of our foreign currency forward contracts.

Income Taxes

        Our effective income tax rate was 27.8% for the second quarter of 2010 and 28.3% for the first six months of 2010. Our effective income tax rate was 26.1% for the second quarter of 2009 and 27.5% for the first six months of 2009.

        For the second quarter and first six months of 2010 and 2009, our effective income tax rate was lower than the statutory U.S. federal income tax rate of 35% primarily due to our lower net effective income tax rate on foreign earnings and an increase in tax benefits from the domestic manufacturing deduction. For the second quarter and first six months of 2009, our effective income tax rate was also lower than the statutory U.S. federal income tax rate of 35% because of the utilization of state income tax credits for which no benefit had previously been recognized. These factors were partially offset by state income taxes in all periods included above.

        Our expected full year 2010 effective income tax rate is approximately 28%, without taking into account any benefit from certain U.S. tax credits that expired at December 31, 2009 and have not been extended. We estimate that our effective income tax rate for first six months of 2010 would have been, and for the full year will be, approximately 27% if certain U.S. tax credits are extended retroactively. Our full year 2010 effective tax rate may be higher if we fund the Settlement agreement in 2010. We anticipate that funding the Settlement agreement in 2010 will result in a loss for U.S. income tax return purposes. This loss will eliminate some tax benefits in 2010, primarily the domestic manufacturing deduction.

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

  •
  an analysis of our historical cash flows and changes in working capital in the first six months of 2010;

  •
  an updated description of our derivative financial instruments; and

  •
  a description of changes in our stockholders' equity in the first six months of 2010.

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

        We currently expect to fund this payment by using a combination of accumulated cash and cash equivalents, future cash flows from operations and funds available under our global credit facility, our European credit facility, or our accounts receivable securitization program, described below. The cash payment of $512.5 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. We have recorded this accrued interest in Settlement agreement and related accrued interest on our condensed consolidated balance sheets, and these amounts were $254.8 at June 30, 2010 and $234.3 at December 31, 2009. In addition, the Settlement agreement provides for the issuance of 18 million shares of our common stock. Since the impact of issuing these shares is dilutive, under U.S. GAAP, they have been included in our calculation of diluted net earnings per common share.

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

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, "Commitments and Contingencies," under the caption "Settlement Agreement and Related Costs" is incorporated herein by reference.

  Cryovac Transaction Commitments and Contingencies

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, "Commitments and Contingencies," under the caption "Cryovac Transaction Commitments and Contingencies" is incorporated herein by reference.

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

  Cash and Cash Equivalents

        The following table summarizes our accumulated cash and cash equivalents:

	June 30, 2010	December 31, 2009
Cash and cash equivalents	$662.2	$694.5

        See "Analysis of Historical Cash Flows" below.

  Lines of Credit

        At June 30, 2010, there were no amounts outstanding under our global or European credit facilities and we did not utilize these facilities in the first six months of 2010.

        Further information about our lines of credit, our outstanding long-term debt and the related financial covenants and limitations is provided in Note 10, "Debt and Credit Facilities."

  Accounts Receivable Securitization Program

        See Note 6, "Accounts Receivable Securitization Program," for information concerning this program.

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

Analysis of Historical Cash Flows

        The following table summarizes the changes in our cash flows in the first six months of June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$186.8	$193.9
Net cash used in investing activities	(43.0)	(43.8)
Net cash (used in) provided by financing activities	(125.6)	519.5

NM—Not Meaningful

  Net Cash Provided by Operating Activities

        Net cash provided by operating activities of $187 million for the six months ended June 30, 2010 was primarily attributable to net income adjusted for non-cash items of $225 million, which included depreciation and amortization and share-based compensation expense. The changes in operating assets and liabilities resulted in a net cash use of $38 million. This use was primarily due to cash used for inventories of $56 million, which was primarily due to higher inventory levels in North America and Europe mainly in our food businesses. These higher inventory levels reflected the rise in average petrochemical-based raw material costs in 2010 and a build up in inventories in anticipation of increased sales volumes from normal seasonality in these businesses. Partially offsetting this was cash provided by accounts payable of $36 million primarily due to the timing of payments.

        Net cash provided by operating activities of $194 million for the six months ended June 30, 2009 was primarily attributable to net income adjusted for non-cash items of $205 million, which included depreciation and amortization and share-based compensation expense. The changes in operating assets and liabilities resulted in a net cash use of $11 million. This use was primarily due to cash used for accounts payable of $60 million primarily due to the timing of payments, partially offset by cash provided by inventories of $43 million primarily due to maintaining lower inventory levels due to the decline in sales volumes and the decline in average petrochemical-based raw material costs experienced in 2009.

  Net Cash Used in Investing Activities

        The decrease in net cash used in investing activities was primarily due to lower capital expenditures in the first six months of 2010 compared with the same period of 2009. Capital expenditures decreased $4 million in the first six months of 2010 compared with the same period in 2009. Our capital expenditures in 2010 include the use of $11 million of available cash to fund the purchase of our new manufacturing facility in Brazil. This facility is designed for expanded capacity. We anticipate additional capital expenditures related to this facility through 2011. During 2009, we completed the construction phase of GMS with the launch of our manufacturing plant in Poland. In 2010, we also used $8 million of available cash to fund the completion of a small acquisition.

        We expect to continue to invest capital as we deem appropriate to expand our business, to maintain or replace depreciating property, plant and equipment, to acquire new manufacturing technology and to improve productivity. Taking into account the completion of the construction phase of GMS in 2009 and our investment in a new facility in Brazil in April 2010, we continue to expect total capital expenditures in 2010 to be in the range of $80 million to $100 million. This range is comparable to the level of capital expenditures incurred prior to implementing GMS in 2006. This projection is based upon our capital expenditure budget for 2010, the status of approved but not yet completed capital projects, anticipated future projects and historic spending trends.

  Net Cash (Used in) Provided By Financing Activities

        Net cash used in financing activities was $126 million in the first six months of 2010 primarily due to the repayment of amounts outstanding under our European credit facility of $64 million in January 2010 and the payment of our quarterly dividends of $38 million. Net cash provided by financing activities was $520 million in the first six months of 2009 primarily due to the receipt of net proceeds of $684 million from our issuances of $300 million of 12% Senior Notes in February 2009 and $400 million of 7.875% Senior Notes in June 2009. The net cash provided by these issuances was partially offset by the retirement of our remaining outstanding $136.7 million of 6.95% Senior Notes in May 2009.

Changes in Working Capital

	June 30, 2010	December 31, 2009	Increase
Working capital (current assets less current liabilities)	$655.3	$639.6	$15.7
Current ratio (current assets divided by current liabilities)	1.5x	1.4x
Quick ratio (current assets, less inventories divided by current liabilities)	1.1x	1.1x

        The 2% increase in working capital in the first six months of 2010 was primarily due to the following factors:

  •
  net cash flows from operations of $187 million;

        partially offset by:

  •
  the repayment of amounts outstanding under our European credit facility of $64 million;

  •
  net cash flows used in investing activities of $43 million, primarily for capital expenditures;

  •
  cash used for the payment of our quarterly dividends of $38 million; and

  •
  a net unfavorable impact from foreign currency translation on working capital of $16 million.

Derivative Financial Instruments

  Interest Rate Swaps

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, "Derivatives and Hedging Activities," under the caption "Interest Rate Swaps" is incorporated herein by reference.

  Foreign Currency Forward Contracts

        At June 30, 2010, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.

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

Stockholders' Equity

        The $24 million, or 1%, increase in stockholders' equity in the first six months of 2010 was primarily due to the following:

  •
  net earnings of $128 million; and

  •
  a decrease in common stock in treasury of $12 million due to the use of treasury shares as part of our 2009 profit-sharing plan contribution;

        partially offset by:

  •
  negative foreign currency translation of $88 million; and

  •
  dividends paid and accrued on our common stock of $38 million.

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

Available-for-Sale Investments

        At June 30, 2010, our remaining investments in auction rate securities had an estimated fair value of $13.2 million and consisted of three debt instruments issued individually by Primus (maturity date 2021), River Lake Insurance Company (maturity date 2033) and Ballantyne (maturity date 2036). These investments are exposed to market risk related to changes in conditions in the U.S. financial markets and in the financial condition of the issuers of these securities. Our remaining investments in auction rate securities at June 30, 2010 had an original cost of $24.7 million.

        These three securities historically were re-auctioned every twenty-eight days, which had provided a liquid market for them. However, as a result of continuing liquidity concerns in the U.S. for these types of asset-backed securities, every auction held by the issuers for these auction rate securities since late 2007 has failed.

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

        After considering impairment indicators under U.S. GAAP and the severity of declines in estimated fair value, we determined that these investments were impaired. See Note 5, "Available-for-Sale Investments," for further details.

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

        At June 30, 2010, we had outstanding interest rate swaps, but no outstanding collars or options.

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, "Derivatives and Hedging Activities," under the caption "Interest Rate Swaps" is incorporated herein by reference.

        See Note 12, "Fair Value Measurements and Other Financial Instruments," for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% decrease in interest rates would result in an increase of $58 million in the fair value of the total debt balance at June 30, 2010. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.

Foreign Exchange Rates

  Operations

        As a large, global organization, we face exposure to changes in foreign currency exchange rates. These exposures may change over time as business practices evolve and could materially impact our consolidated financial position or results of operations in the future.

        The translation of the financial statements of our non-U.S. operations is impacted by fluctuations in foreign currency exchange rates. The changes in net sales and operating income were impacted by the translation of our international financial statements into U.S. dollars. This resulted in an increase to net sales of $29 million in the second quarter of 2010 and $88 million in the first six months of 2010 and increased operating profit by $4 million in the second quarter of 2010 and $11 million in the first six months of 2010 compared with the same periods in 2009.

        In our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, we discussed the impact of the translation of our international financial statements into U.S. dollars and stated that "this resulted in a decrease in net sales of $242 million and increased operating profit by $26 million in 2009 compared with 2008." However, we actually experienced a decrease in operating profit of $26 million in 2009 compared with 2008.

  Venezuela

        Recent economic events in Venezuela have exposed us to heightened levels of foreign currency exchange risks.

        As of January 1, 2010, Venezuela was considered a highly inflationary economy. Therefore we are required to remeasure the financial results of our Venezuelan subsidiary as if its functional currency was the U.S. dollar. Also, in January 2010, the Venezuelan government devalued the bolivar by resetting the official exchange rate from 2.15 bolivars per U.S. dollar to 4.3 bolivars per U.S. dollar for non-essential transactions and 2.60 bolivars per U.S. dollar for essential transactions.

        On January 1, 2010 we did not have access to or permission to use the official exchange rate. Accordingly for the majority of our transactions, we accessed the parallel foreign currency exchange market (which was a rate of 5.95 bolivars per U.S. dollar at December 31, 2009) that was available to entities that did not have access to the official exchange rate. Since we did not have access to the official exchange rate at December 31, 2009, we translated our Venezuelan subsidiary's balance sheet using the parallel rate.

        Starting in the second quarter of 2010, we were granted access again to the Foreign Exchange Administrative Board ("CADIVI") in Venezuela. Therefore, as of June 30, 2010, we have re-measured the net monetary assets of approximately $15 million of our Venezuelan subsidiary using the official exchange rate of 4.3 bolivars per U.S. dollar. At June 30, 2010, we expected to settle transactions at the official exchange rate.

        As a result of settling transactions at the official exchange rate that were originally recorded at the parallel exchange rate and remeasuring our Venezuelan net monetary assets using the official exchange rate, our Venezuelan subsidiary generated a $6.6 million gain in the second quarter of 2010 and a $7.8 million gain in the first six months of 2010. For the year ended December 31, 2009, less than 1% of both our consolidated net sales and our consolidated operating profit were derived from our business in Venezuela.

        In May 2010, the Venezuelan government closed the parallel foreign currency exchange market and in June 2010 replaced it with a new foreign currency exchange system, the Transaction System in Securities in Foreign Currency ("SITME"). The Central Bank of Venezuela began accepting and approving applications, under certain conditions, for non government operated CADIVI exchange transactions at the weighted-average implicit exchange rate obtained from the SITME. Effective June 9, 2010, the SITME weighted average implicit exchange rate was 5.3 bolivars per U.S dollar. As of June 30, 2010, we were reviewing the application process for the SITME.

        The potential future impact to our consolidated financial position and results of operations for future bolivar-denominated transactions will depend on our access to U.S. dollars and on the exchange rates in effect when we enter into, remeasure and settle transactions. Therefore, it is difficult to predict the future impact until each transaction settles at its applicable exchange rate or gets remeasured into U.S. dollars.

  Foreign Currency Forward Contracts

        We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at June 30, 2010 would have caused us to pay approximately $34 million to terminate these contracts.

        Our foreign currency forward contracts are described in Note 11, "Derivatives and Hedging Activities," which is contained in Part I, Item 1, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Derivative Financial Instruments—Foreign Currency Forward Contracts," contained in Part I, Item 2 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

        We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure due to foreign exchange rates and interest rate and currency swaps related to access to additional sources of international financing. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At June 30, 2010, we had no foreign exchange options and currency swap agreements outstanding.

  Outstanding Debt

        Our outstanding debt is generally denominated in the functional currency of the borrowing subsidiary. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $26 million at June 30, 2010 and $109 million at December 31, 2009.

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

        Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was $4 million in both the second quarter of 2010 and the first six months of 2010, $1 million in the second quarter of 2009 and $4 million for the first six months of 2009. Allowance for doubtful accounts was $19 million at June 30, 2010 and $18 million at December 31, 2009.

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

Changes in Internal Control over Financial Reporting

        There has not been any change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, "Commitments and Contingencies," of Notes to Condensed Consolidated Financial Statements is incorporated herein by reference. See also Part I, Item 3, "Legal Proceedings," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and Part II, Item 1, "Legal Proceedings," of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, as well as the information incorporated by reference in those items.

Item 1A.    Risk Factors.

        See Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

Cautionary Notice Regarding Forward-Looking Statements

        The SEC encourages companies to disclose forward-looking statements so that investors can better understand a company's future prospects and make informed investment decisions. Some of our statements in this report, in documents incorporated by reference into this report and in our future oral and written statements, may be forward-looking. These statements reflect our beliefs and expectations as to future events and trends affecting our business, our consolidated financial position and our results of operations. These forward-looking statements are based upon our current expectations concerning future events and discuss, among other things, anticipated future financial performance and future business plans. Forward-looking statements are identified by such words and phrases as "anticipates," "believes," "could be," "estimates," "expects," "intends," "may," "plans to," "will" and similar expressions. Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements.

        The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: the implementation of our Settlement agreement regarding the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against the Company arising from a 1998 transaction with W. R. Grace & Co.; general economic conditions, particularly as they affect packaging use; credit ratings; raw material pricing and availability; changes in the value of foreign currencies against the U.S. dollar; the effects of animal and food-related health issues; pandemics; legal and environmental matters involving us; and the other risk factors referenced above. Except as required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        (c)   Issuer Purchases of Equity Securities

        On August 9, 2007, we announced that our Board of Directors had approved a share repurchase program, authorizing us to repurchase in the aggregate up to 20 million shares of our issued and outstanding common stock, par value $0.10 per share. This program replaced our prior share repurchase program, which we have terminated. During the quarter ended June 30, 2010, we did not repurchase any shares of our common stock pursuant to our publicly announced program. Through June 30, 2010, we had repurchased 4,024,400 shares of our common stock under the current program, leaving 15,975,600 shares of common stock authorized for repurchase under the program. The program has no set expiration date.

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

Item 6.    Exhibits.

        In reviewing the agreements included as exhibits in our reports to the SEC, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements may contain representations and warranties by parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

        Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about us may be found in our other public filings, which are available without charge through the SEC's website at http://www.sec.gov and through our website at www.sealedair.com.

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
10.2
Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors, as amended April 13, 2010. (Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-12139, is incorporated herein by reference.)
31.1	Certification of William V. Hickey pursuant to Rule 13a-14(a), dated August 6, 2010.
31.2	Certification of David H. Kelsey pursuant to Rule 13a-14(a), dated August 6, 2010.
32	Certification of William V. Hickey and David H. Kelsey, pursuant to 18 U.S.C. § 1350, dated August 6, 2010.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEALED AIR CORPORATION
Date: August 6, 2010	By:	/s/ JEFFREY S. WARREN Jeffrey S. Warren Controller (Duly Authorized Executive Officer and Chief Accounting Officer)