Form 10-Q/A
period 2010-06-30
SEALED AIR CORP/DE
filed 2010-08-11
CIK 1012100

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

 SEALED AIR CORPORATION
FORM 10-Q/A
AMENDMENT NO. 1

EXPLANATORY NOTE

        The sole purpose of this Amendment No. 1 to the Sealed Air Corporation Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2010 (our "Form 10-Q") is to furnish the interactive data files as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report contains items from our Form 10-Q, formatted in eXtensible Business Reporting Language, or XBRL.

        Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

        We have not made any other changes to our Form 10-Q. This Amendment No. 1 speaks as of the original filing date of our Form 10-Q. It does not reflect any subsequent events occurring after the original filing date or modify or update in any way disclosures that we made in our Form 10-Q.

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
31.1	Certification of William V. Hickey pursuant to Rule 13a-14(a), dated August 6, 2010.*
31.2	Certification of David H. Kelsey pursuant to Rule 13a-14(a), dated August 6, 2010.*
32	Certification of William V. Hickey and David H. Kelsey, pursuant to 18 U.S.C. § 1350, dated August 6, 2010.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*
Previously filed on August 6, 2010.

 SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEALED AIR CORPORATION
Date: August 11, 2010	By:	/s/ JEFFREY S. WARREN Jeffrey S. Warren Controller (Duly Authorized Executive Officer and Chief Accounting Officer)

QuickLinks

SEALED AIR CORPORATION FORM 10-Q/A AMENDMENT NO. 1
EXPLANATORY NOTE
  Item 6. Exhibits.
SIGNATURE