Form 10-Q
period 2010-09-30
SEALED AIR CORP/DE
filed 2010-11-08
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
Or
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

        There were 159,680,387 shares of the registrant's common stock, par value $0.10 per share, issued and outstanding as of October 31, 2010.

SEALED AIR CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales:
Food Packaging	$483.4	$463.4	$1,390.0	$1,336.1
Food Solutions	240.4	229.6	687.7	655.0
Protective Packaging	327.0	306.1	954.4	868.0
Other	79.2	80.8	248.8	237.3

Total net sales	1,130.0	1,079.9	3,280.9	3,096.4
Cost of sales	809.5	768.8	2,359.9	2,211.5

Gross profit	320.5	311.1	921.0	884.9
Marketing, administrative and development expenses	173.3	180.0	520.4	515.5
Restructuring and other charges	0.1	0.9	0.4	1.2

Operating profit	147.1	130.2	400.2	368.2
Interest expense	(40.7)	(41.9)	(122.4)	(114.6)
Net gains on sale (other-than-temporary impairment) of available-for-sale securities	2.0	(3.2)	2.4	(3.2)
Foreign currency exchange (losses) gains related to Venezuelan subsidiary	(1.3)	—	6.5	—
Loss on debt redemption	—	(3.4)	—	(3.4)
Other expense, net	(1.6)	(2.4)	(2.5)	(4.2)

Earnings before income tax provision	105.5	79.3	284.2	242.8
Income tax provision	29.0	18.7	79.6	63.6

Net earnings available to common stockholders	$76.5	$60.6	$204.6	$179.2

Net earnings per common share:
Basic	$0.48	$0.38	$1.29	$1.13

Diluted	$0.43	$0.34	$1.15	$0.99

Dividends per common share	$0.13	$0.12	$0.37	$0.36

Weighted average number of common shares outstanding:
Basic	158.3	157.4	158.2	157.1

Diluted	176.7	178.3	176.4	184.9

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$761.8	$694.5
Receivables, net of allowance for doubtful accounts of $21.1 in 2010 and $17.5 in 2009	691.9	666.7
Inventories	539.1	469.4
Deferred tax assets	188.7	176.1
Prepaid expenses and other current assets	38.1	66.7

Total current assets	2,219.6	2,073.4
Property and equipment, net	965.3	1,010.7
Goodwill	1,947.8	1,948.7
Non-current deferred tax assets	162.5	146.0
Other assets, net	276.4	241.3

Total assets	$5,571.6	$5,420.1

Liabilities and stockholders' equity
Current liabilities:
Short-term borrowings	$19.7	$28.2
Current portion of long-term debt	8.6	6.5
Accounts payable	238.2	214.2
Deferred tax liabilities	8.6	8.0
Settlement agreement and related accrued interest	777.6	746.8
Accrued restructuring costs	2.2	15.8
Other current liabilities	390.2	414.3

Total current liabilities	1,445.1	1,433.8
Long-term debt, less current portion	1,559.6	1,626.3
Non-current deferred tax liabilities	7.5	6.4
Other liabilities	160.8	153.3

Total liabilities	3,173.0	3,219.8
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2010 and 2009	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 169,144,886 in 2010 and 168,749,681 in 2009; shares outstanding: 159,611,987 in 2010 and 158,938,174 in 2009	16.9	16.9
Common stock reserved for issuance related to Settlement agreement, $0.10 par value per share, 18,000,000 shares in 2010 and 2009	1.8	1.8
Additional paid-in capital	1,144.3	1,127.1
Retained earnings	1,675.9	1,531.1
Common stock in treasury, 9,532,899 shares in 2010 and 9,811,507 shares in 2009	(352.9)	(364.6)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(64.6)	(70.4)
Cumulative translation adjustment	(30.5)	(50.8)
Unrealized gain on derivative instruments	4.0	4.1
Unrealized gain on available-for-sale securities	4.6	4.4

Total accumulated other comprehensive loss, net of taxes	(86.5)	(112.7)

Total parent company stockholders' equity	2,399.5	2,199.6
Non-controlling interests	(0.9)	0.7

Total stockholders' equity	2,398.6	2,200.3

Total liabilities and stockholders' equity	$5,571.6	$5,420.1

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$204.6	$179.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	114.0	113.8
Share-based compensation	22.0	21.4
Amortization of senior debt related items and other	1.3	1.5
Loss on debt redemption	—	3.4
(Net gains on sale) other-than-temporary impairment of available-for-sale securities	(2.4)	3.2
Provisions for bad debt	6.0	3.5
Provisions for inventory obsolescence	2.2	7.0
Deferred taxes, net	(11.0)	(20.7)
Net gain on disposals of property and equipment and other	(0.4)	(1.7)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Receivables, net	(26.4)	98.0
Accounts receivable securitization program	—	(80.0)
Inventories	(62.4)	68.8
Other assets, net	16.2	(2.3)
Accounts payable	23.3	(56.1)
Income taxes payable	29.2	(10.5)
Other liabilities	(27.0)	30.2

Net cash provided by operating activities	289.2	358.7

Cash flows from investing activities:
Capital expenditures for property and equipment	(60.7)	(60.2)
Businesses acquired in purchase transaction, net of cash and cash equivalents acquired	(7.6)	(0.7)
Proceeds from sale of available-for-sale securities	6.2	—
Proceeds from sales of property and equipment	3.1	2.1
Other investing activities	2.1	1.5

Net cash used in investing activities	(56.9)	(57.3)

Cash flows from financing activities:
Payments of long-term debt	(79.5)	(583.9)
Proceeds from long-term debt	—	703.8
Dividends paid on common stock	(59.0)	(57.1)
Net payments of short-term borrowings	(8.0)	(7.6)
Payment of debt issuance costs	—	(7.0)
Other	(2.0)	—

Net cash (used in) provided by financing activities	(148.5)	48.2

Effect of foreign currency exchange rate changes on cash and cash equivalents	(16.5)	8.6

Cash and cash equivalents:
Balance, beginning of period	$694.5	$128.9
Net change during the period	67.3	358.2

Balance, end of period	$761.8	$487.1

Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$106.1	$85.2

Income tax payments	$63.6	$90.1

Non-cash items:
Transfers of shares of our common stock from treasury as part of our 2009 and 2008 profit-sharing plan contributions	$7.2	$5.9

Net unrealized gains on available-for-sale securities	$0.2	$6.3

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net earnings available to common stockholders	$76.5	$60.6	$204.6	$179.2
Other comprehensive income, net of income taxes:
Recognition of deferred pension items, net of income tax provision of $0.5 for the three months ended September 30, 2010, $0.4 for the three months ended September 30, 2009, $1.2 for the nine months ended September 30, 2010 and $1.2 for the nine months ended September 30, 2009	2.2	1.9	5.8	5.5
Unrealized gains (losses) on derivative instruments, net of income tax (provision) benefit of $(0.1) for the three months ended September 30, 2010, $0.1 for the nine months ended September 30, 2010 and $0.3 in 2009	0.2	—	(0.1)	(0.6)
Unrealized losses on available-for-sale securities, reclassified to net earnings, net of income tax benefit of $0.7 for the three and nine months ended September 30, 2009 and $0.1 in 2010	—	(1.1)	(0.1)	(1.1)
Unrealized gains on available-for-sale securities, net of income tax provision of $0.1 in 2010, $0.6 for the three months ended September 30, 2009 and $3.0 for the nine months ended September 30, 2009	—	1.2	0.3	5.1
Foreign currency translation adjustments	108.3	50.3	20.3	88.6

Comprehensive income, net of income taxes	$187.2	$112.9	$230.8	$276.7

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

Basis of Presentation

        Our condensed consolidated financial statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management's opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our condensed consolidated balance sheet as of September 30, 2010 and our condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 have been made. The results set forth in our condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and in our condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. All amounts are approximate due to rounding. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, had no impact on our consolidated financial position, results of operations and cash flows.

        Our condensed consolidated financial statements were prepared following the interim reporting requirements of the Securities and Exchange Commission, or the SEC. As permitted under those rules, annual footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(3) Segments

        The following table shows net sales, depreciation and amortization and operating profit by our segment reporting structure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales
Food Packaging	$483.4	$463.4	$1,390.0	$1,336.1
Food Solutions	240.4	229.6	687.7	655.0
Protective Packaging	327.0	306.1	954.4	868.0
Other	79.2	80.8	248.8	237.3

Total	$1,130.0	$1,079.9	$3,280.9	$3,096.4

Depreciation and amortization(1)
Food Packaging	$17.2	$17.2	$53.2	$51.3
Food Solutions	7.4	8.0	22.6	22.9
Protective Packaging	7.6	8.6	23.0	25.5
Other	5.2	5.4	15.2	14.1

Total	$37.4	$39.2	$114.0	$113.8

Operating profit(2)
Food Packaging	$70.3	$63.5	$184.3	$184.5
Food Solutions	27.5	21.4	71.5	66.3
Protective Packaging	46.7	41.4	131.5	108.1
Other	2.7	4.8	13.3	10.5

Total segments and other	147.2	131.1	400.6	369.4
Restructuring and other charges(3)	0.1	0.9	0.4	1.2

Total	$147.1	$130.2	$400.2	$368.2

(1)
The 2009 amounts have been adjusted to exclude share-based compensation expense to conform to our 2010 presentation. Share-based compensation expense was $7.7 million for the three months ended September 30, 2009 and $21.4 million for the nine months ended September 30, 2009 and is included in marketing, administrative and development expenses on our condensed consolidated statement of operations for all periods.

(2)
Before taking into consideration restructuring and other charges.

(3)
The amounts primarily represent charges associated with the implementation of our global manufacturing strategy, the majority of which were related to our Food Packaging segment. See Note 4, "Global Manufacturing Strategy and 2008 Cost Reduction and Productivity Program," for further discussion.

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

the reportable segment assets, which are trade receivables, net, and finished goods inventories, net. All other assets are included in "Assets not allocated." Assets not allocated include goodwill of $1,947.8 million at September 30, 2010 and $1,948.7 million at December 31, 2009 and total property and equipment, net, of $965.3 million at September 30, 2010 and $1,010.7 million at December 31, 2009.

	September 30, 2010	December 31, 2009
Assets:
Trade receivables, net, and finished goods inventory, net
Food Packaging	$429.9	$401.2
Food Solutions	209.2	210.6
Protective Packaging	301.8	266.1
Other	60.3	57.9

Total segments and other	1,001.2	935.8
Assets not allocated	4,570.4	4,484.3

Total	$5,571.6	$5,420.1

Allocation of Goodwill to Reportable Segments

        Our management views goodwill as a corporate asset, so we do not allocate our goodwill balance to our reportable segments. However, we are required to allocate goodwill to each reporting unit to perform our annual impairment review of goodwill under U.S. GAAP, which we do during the fourth quarter of the year. See Note 9, "Goodwill and Identifiable Intangible Assets," for the allocation of goodwill and the changes in goodwill balances in the nine months ended September 30, 2010 by our reporting unit structure.

(4) Global Manufacturing Strategy and 2008 Cost Reduction and Productivity Program

Global Manufacturing Strategy

        We announced our global manufacturing strategy program, or GMS, in 2006. The goals of this multi-year program were to realign our manufacturing footprint to expand capacity in growing markets, to further improve our operating efficiencies, and to implement new technologies more effectively. Additionally, we have been optimizing certain manufacturing platforms in North America and Europe into centers of excellence. By taking advantage of new technologies and streamlining production on a global scale, we have continued to enhance our profitable growth and our global leadership position and have produced meaningful benefits.

        In 2009, we opened a new manufacturing facility in Duchnice, Poland. This facility along with our other new facilities in Qingpu, China and Monterrey, Mexico completed the construction phase related

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(4) Global Manufacturing Strategy and 2008 Cost Reduction and Productivity Program (Continued)

to this program. We anticipate an additional $1 million of costs in the fourth quarter of 2010 related to completing our GMS program.

        The capital expenditures, associated costs and related restructuring charges and the total amounts incurred since inception of this multi-year strategy are included in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
					Cumulative Through September 30, 2010
	2010	2009	2010	2009
Capital expenditures	$0.4	$5.2	$2.6	$16.6	$155.3
Associated costs(1)	0.4	2.3	3.2	7.6	35.5
Restructuring and other charges(2)	0.1	0.3	1.0	0.8	39.3

(1)
The associated costs principally include facility start-up costs, which are primarily included in cost of sales on our condensed consolidated statements of operations. These charges by our segment reporting structure were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Food Packaging	$0.4	$1.9	$2.7	$6.2
Food Solutions	—	0.3	0.5	0.6
Protective Packaging	—	0.1	—	0.8

Total	$0.4	$2.3	$3.2	$7.6

(2)
The restructuring and other charges were primarily for costs of termination benefits, the majority of which were related to the Food Packaging segment. The restructuring and other charges for the nine months ended September 30, 2010 were primarily related to ceasing certain operations at one of our German locations. These charges were included in restructuring and other charges on our condensed consolidated statements of operations. A reconciliation of the restructuring accrual for GMS is included below.

        The components of the restructuring accrual for GMS through September 30, 2010 and the accrual balance remaining on our condensed consolidated balance sheet at September 30, 2010 were as follows:

Restructuring accrual at December 31, 2009	$9.4
Provision for termination benefits	1.1
Adjustment to accrual for termination benefits	(0.1)
Cash payments during 2010	(9.2)
Effect of changes in foreign currency rates	(0.4)

Restructuring accrual at September 30, 2010	$0.8

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(4) Global Manufacturing Strategy and 2008 Cost Reduction and Productivity Program (Continued)

        We expect to pay the accrual balance remaining at September 30, 2010 within the next 12 months. This amount is included in other current liabilities on our condensed consolidated balance sheet at September 30, 2010.

2008 Cost Reduction and Productivity Program

        In 2008, we implemented a cost reduction and productivity program. The components of the restructuring accrual related to this program through September 30, 2010 and the accrual balance remaining on our condensed consolidated balance sheet at September 30, 2010 are included in the table below.

Restructuring accrual at December 31, 2009	$6.6
Adjustment to accrual for termination benefits	(0.6)
Cash payments made during 2010	(4.5)
Effect of changes in foreign currency rates	(0.1)

Restructuring accrual at September 30, 2010	$1.4

        We expect to pay the accrual balance remaining at September 30, 2010 within the next 12 months. This amount is included in other current liabilities on our condensed consolidated balance sheet at September 30, 2010.

(5) Available-for-Sale Investments

        The following table summarizes our year to date activity on our investments in available-for-sale securities:

	Estimated Fair Value at December 31, 2009	Net Unrealized Gains	Other-than- temporary Impairment	Proceeds from Sales	Gains On Sales	Estimated Fair Value at September 30, 2010
Auction rate securities:
Debt instrument with contractual maturity dates in 2012, 2033 and 2036	$13.5	$0.2	$(0.6)	$(5.1)	$2.1	$10.1
Non-cumulative perpetual preferred stock	0.2	—	(0.1)	(1.1)	1.0	—

Total	$13.7	$0.2	$(0.7)	$(6.2)	$3.1	$10.1

        In 2010, we sold four of our five auction rate security investments. These four investments had a combined total original cost of $32.7 million. Beginning in the second half of 2007 through the date of sale of these four securities in the second and third quarters of 2010, we recognized other-than-temporary impairments for cumulative pre-tax losses of $29.6 million. Total proceeds received on the sale of these four securities in 2010 were $6.2 million, resulting in gains of $3.1 million in 2010. These gains reduced our total cumulative pre-tax losses on these investments to $26.5 million ($16.7 million, net of taxes).

        At September 30, 2010, we had one remaining auction rate security investment, which continues to be exposed to market risk related to changes in conditions in the U.S. financial markets and in the

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(5) Available-for-Sale Investments (Continued)

financial condition of the security's issuer. This security historically was re-auctioned every twenty-eight days, which had provided a liquid market for it. However, as a result of continuing liquidity concerns in the U.S. for this type of asset-backed security, every auction held by the issuer since late 2007 has failed. This investment had an original cost of $12.0 million and an estimated fair value of $10.1 million at September 30, 2010.

        The following table details our interest and dividend payments received from our auction rate securities investments for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest and dividend payments	$0.2	$0.2	$0.5	$1.0

        See Note 12, "Fair Value Measurements and Other Financial Instruments," for details on the inputs and valuation methodology used to calculate the estimated fair value of these investments.

        We continue to monitor developments in the market for auction rate securities. If credit or liquidity conditions relating to this security or the issuer worsen, we may recognize additional other-than-temporary impairments, which would result in the recognition of additional losses on our condensed consolidated statement of operations.

(6) Accounts Receivable Securitization Program

        We and a group of our U.S. subsidiaries maintain an accounts receivable securitization program with a bank and an issuer of commercial paper administered by the bank. As of September 30, 2010, the maximum purchase limit for receivable interests was $125.0 million, subject to the availability limits described below.

        The amounts available from time to time under the program may be less than $125.0 million due to a number of factors, including but not limited to our credit ratings, accounts receivable balances, the creditworthiness of our customers and our receivables collection experience. During the nine months ended September 30, 2010, the level of eligible assets available under the program was lower than $125.0 million primarily due to our current credit rating. As a result, the amount available to us under the program was approximately $95 million at September 30, 2010. Although we do not believe that these restrictive provisions presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available under the program or termination of the program.

        As of September 30, 2010 and December 31, 2009, we had no amounts outstanding under this program and we did not utilize this program during 2010.

        The overall program is scheduled to expire in December 2012; however, the program includes a bank financing commitment that must be renewed annually. The bank financing commitment is scheduled to expire on December 3, 2010. We plan to seek an additional 364 day renewal of the bank commitment before its expiration. While the bank is not obligated to renew the bank financing commitment, we have negotiated annual renewals since the commencement of the program in 2001.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(6) Accounts Receivable Securitization Program (Continued)

        Under limited circumstances, the bank and the issuer of commercial paper can end purchases of receivables interests before the above dates. A downgrade of our long-term senior unsecured debt to BB- or below by Standard & Poor's Rating Services or Ba3 or below by Moody's Investors Service, Inc., or failure to comply with interest coverage, debt leverage ratios or various other ratios related to our receivables collection experience could result in termination of the receivables program. We were in compliance with both the credit rating provisions and these ratios at September 30, 2010 and December 31, 2009.

        Other expense, net, includes the costs associated with our receivables securitization program. These costs primarily relate to program fees, commitment fees, other associated costs and the losses on the sale of the undivided ownership interests in 2009, all of which totaled $0.2 million for the three months ended September 30, 2010, $0.6 million for the nine months ended September 30, 2010, $0.1 million for the three months ended September 30, 2009 and $0.6 million for the nine months ended September 30, 2009.

        As a result of our adoption of new accounting standards related to the transfer of financial assets on January 1, 2010, any transfers of ownership interests in receivables under this program will be considered secured borrowings and will be recorded as liabilities on our condensed consolidated balance sheets. Also, the costs associated with this program related to program fees on any outstanding borrowings under this program will now be included in interest expense, and the costs related to commitment fees on the unused portion of this program will continue to be included in other expense, net, on our condensed consolidated statements of operations.

(7) Inventories

        The following table details our inventories and the reduction of certain inventories to a LIFO basis:

	September 30, 2010	December 31, 2009	September 30, 2009
Inventories (at FIFO, which approximates replacement value):
Raw materials	$96.7	$90.1	$92.3
Work in process	123.7	97.2	112.6
Finished goods	369.4	326.3	357.5

Subtotal (at FIFO)	589.8	513.6	562.4
Reduction of certain inventories to LIFO basis	(50.7)	(44.2)	(49.2)

Total	$539.1	$469.4	$513.2

        We determine the value of non-equipment U.S. inventories by the last-in, first-out or LIFO inventory method. U.S. inventories determined by the LIFO method were $120.0 million at September 30, 2010, $111.2 million at December 31, 2009 and $116.1 million at September 30, 2009.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(8) Property and Equipment, net

        The following table details our property and equipment, net, at September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
Land and improvements	$53.3	$49.7
Buildings	626.6	604.1
Machinery and equipment	2,329.8	2,332.0
Other property and equipment	110.9	124.1
Construction-in-progress	49.4	42.7

	3,170.0	3,152.6
Accumulated depreciation and amortization	(2,204.7)	(2,141.9)

Property and equipment, net	$965.3	$1,010.7

        The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest cost capitalized	$0.6	$1.1	$2.7	$5.4
Depreciation and amortization expense for property and equipment	34.2	36.2	105.2	105.0

(9) Goodwill and Identifiable Intangible Assets

Goodwill

        The following table shows our goodwill balances at September 30, 2010 and December 31, 2009 by our reporting unit structure.

	Carrying Value at December 31, 2009	Impact of Foreign Currency Translation	Carrying Value at September 30, 2010
Food Packaging segment	$383.6	$(0.2)	$383.4
Food Solutions segment	148.1	(0.1)	148.0
Protective Packaging segment:
Protective Packaging	1,145.9	(0.5)	1,145.4
Shrink Packaging	115.3	(0.1)	115.2

Total Protective Packaging segment	1,261.2	(0.6)	1,260.6
Other:
Specialty Materials	110.1	—	110.1
Medical Applications	45.7	—	45.7
New Ventures	—	—	—

Total Other	155.8	—	155.8

Total Company	$1,948.7	$(0.9)	$1,947.8

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(9) Goodwill and Identifiable Intangible Assets (Continued)

        We test goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and at other times if events or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. During the nine months ended September 30, 2010, we determined that there were no events or changes in circumstances that occurred that would indicate that the fair value of any of our reporting units may be below its carrying value.

  Identifiable Intangible Assets

        The following tables summarize our identifiable intangible assets with definite and indefinite useful lives.

	September 30, 2010	December 31, 2009
Gross carrying value	$109.9	$116.8
Accumulated amortization	(34.7)	(58.4)

Total	$75.2	$58.4

        Identifiable intangible assets are included in other assets, net, on our condensed consolidated balance sheets. These include $31.0 million of intangible assets that we have determined to have indefinite useful lives.

        Below is the amortization expense of our intangible assets for the 2010 and 2009 periods. This expense is included in marketing, administrative and development expenses on our condensed consolidated statements of operations.

Three Months Ended September 30,		Nine Months Ended September 30,
2010	2009	2010	2009
$3.2	$3.0	$8.8	$8.8

        At September 30, 2010, the remaining estimated future amortization expense is as follows:

Fourth quarter of 2010	$2.7
2011	8.4
2012	6.7
2013	5.6
2014	4.9
Thereafter	15.9

Total	$44.2

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(10) Debt and Credit Facilities

        Our total debt outstanding consisted of the amounts set forth on the following table:

	September 30, 2010	December 31, 2009
Short-term borrowings	$19.7	$28.2
Current portion of long-term debt	8.6	6.5

Total current debt	28.3	34.7
5.625% Senior Notes due July 2013, less unamortized discount of $0.4 in 2010 and $0.6 in 2009	399.6	399.4
12% Senior Notes due February 2014(1), (2)	311.2	299.5
7.875% Senior Notes due June 2017, less unamortized discount of $7.6 in 2010 and $8.2 in 2009	392.4	391.8
6.875% Senior Notes due July 2033, less unamortized discount of $1.5 in 2010 and 2009	448.5	448.5
Other	7.9	87.1

Total long-term debt, less current portion	1,559.6	1,626.3

Total debt	$1,587.9	$1,661.0

(1)
Amount includes adjustments due to interest rate swaps. See Note 11, "Derivatives and Hedging Activities," for further discussion.

(2)
The notes were sold pursuant to the Note Purchase Agreement dated February 6, 2009 by and among us, subsidiaries of Berkshire Hathaway Inc. and Davis Selected Advisers, L.P. As indicated in a Schedule 13G/A dated February 12, 2010 filed with the SEC, Davis Selected Advisers, L.P. indicated that it had beneficial ownership of 58,959,652 shares of our common stock, or approximately 37% of the then outstanding shares of our common stock.

Lines of Credit

        The following table summarizes our available lines of credit and committed and uncommitted lines of credit at September 30, 2010 and December 31, 2009, including the global credit facility and European credit facility, which are discussed below, and the amounts available under our accounts receivable securitization program. Our principal credit lines were committed and consisted of the global

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(10) Debt and Credit Facilities (Continued)

credit facility and the European credit facility. We are not subject to any material compensating balance requirements in connection with our lines of credit.

	September 30, 2010	December 31, 2009
Used lines of credit	$25.7	$107.1
Unused lines of credit	912.9	846.3

Total available lines of credit	$938.6	$953.4

Available lines of credit—committed	$675.8	$686.1
Available lines of credit—uncommitted	262.8	267.3

Total available lines of credit	$938.6	$953.4

Accounts receivable securitization program—committed(1)	$95.0	$74.0

(1)
See Note 6, "Accounts Receivable Securitization Program," for further details of this program.

Global Credit Facility

        The global credit facility is available for general corporate purposes, including the payment of amounts required to be paid upon the effectiveness of the Settlement agreement discussed in Note 14, "Commitments and Contingencies." We may re-borrow amounts repaid under the facility from time to time before the expiration or its earlier termination. Our obligations under the facility bear interest at floating rates, which are generally determined by adding the applicable borrowing margin to the base rate or the interbank rate for the relevant currency and time period. The facility provides for changes in borrowing margins based on our long-term senior unsecured debt ratings. The facility has an expiration date of July 26, 2012. As of September 30, 2010, the total amount available under the global credit facility was $472 million.

        Facility fees are payable at the rate of 0.20% per annum on the total amounts available under the global credit facility. The facility provides for changes in fees based on our long-term senior unsecured debt ratings. Also, certain U.S. subsidiaries would be required to guarantee obligations under the facility if our long-term senior unsecured debt ratings by both Moody's and Standard & Poor's are below investment grade.

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

        At September 30, 2010, there were no amounts outstanding under this facility and we did not utilize this facility in the nine months ended September 30, 2010.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(10) Debt and Credit Facilities (Continued)

European Credit Facility

        We have a €150 million European credit facility, equivalent to U.S. $204 million at September 30, 2010. The facility has an expiration date of July 26, 2012. A syndicate of banks made this facility available to Sealed Air and a group of our European subsidiaries for general corporate purposes, including the payment of amounts required to be paid upon effectiveness of the Settlement agreement. The terms of this facility are substantially similar to the terms of our global credit facility. We may re-borrow amounts repaid under the European credit facility from time to time before the expiration or earlier termination of the facility.

        As of December 31, 2009, we had an outstanding balance of €45 million, which was equivalent to U.S. $64 million. We repaid this outstanding balance in January 2010. Interest expense related to the funds drawn in 2009 under this facility was $0.1 million in the nine months ended September 30, 2010 based on a weighted average interest rate of 3.625%. As of September 30, 2010, there were no amounts outstanding under this facility.

Other Lines of Credit

        Substantially all our short-term borrowings of $19.7 million at September 30, 2010 and $28.2 million at December 31, 2009 were outstanding under lines of credit available to several of our foreign subsidiaries. The following table details our other lines of credit at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Available lines of credit	$262.8	$267.3
Unused lines of credit	237.1	224.4
Weighted average interest rate	7.8%	5.5%

Covenants

        Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. Our global credit facility and our European credit facility contain financial covenants relating to interest coverage, debt leverage and minimum liquidity and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the Settlement agreement discussed above. We were in compliance with the above financial covenants and limitations, as applicable, at September 30, 2010 and December 31, 2009.

(11) Derivatives and Hedging Activities

        We report all derivative instruments on our balance sheet at fair value and establish criteria for designation and effectiveness of transactions entered into for hedging purposes.

        As a large global organization, we face exposure to market risks, such as fluctuations in foreign currency exchange rates and interest rates. To manage the volatility relating to these exposures, we enter into various derivative instruments from time to time under our risk management policies. We

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(11) Derivatives and Hedging Activities (Continued)

designate derivative instruments as hedges on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments offset in part or in whole corresponding changes in the fair value or cash flows of the underlying exposures being hedged. We assess the initial and ongoing effectiveness of our hedging relationships in accordance with our policy. We do not purchase, hold or sell derivative financial instruments for trading purposes. Our practice is to terminate derivative transactions if the underlying asset or liability matures or is sold or terminated, or if we determine the underlying forecasted transaction is no longer probable of occurring.

Foreign Currency Forward Contracts

        Our subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purposes of our foreign currency hedging activities are to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies and to minimize the impact of the changes in foreign currencies related to foreign currency denominated interest-bearing intercompany loans and receivables and payables. The changes in fair value of these contracts are recognized in other expense, net, on our condensed consolidated statements of operations and are largely offset by the remeasurement of the underlying foreign currency denominated items indicated above. These contracts have original maturities of less than 12 months.

        At September 30, 2010, we were party to foreign currency forward contracts with an aggregate notional amount of $282.4 million maturing through August 2011. At December 31, 2009, we were party to foreign currency forward contracts with an aggregate notional amount of $282.8 million maturing through December 2010.

        The estimated fair value of these contracts, which represents the estimated net payments that would be paid or that would be received by us in the event of their termination, based on the then current foreign currency exchange rates, was a net current asset of $2.5 million at September 30, 2010 and net current liability of $3.6 million at December 31, 2009. Any related net gains and losses were largely offset by the net losses and gains resulting from the remeasurement of the underlying foreign currency denominated transactions.

Cash Flow Hedges

        The primary purposes of our cash flow hedging activities are to manage the potential changes in value associated with the amounts receivable or payable on equipment and raw material purchases that are denominated in foreign currencies in order to minimize the impact of the changes in foreign currencies. We record gains and losses on foreign currency forward contracts qualifying as cash flow hedges in other comprehensive income to the extent that these hedges are effective and until we recognize the underlying transactions in net earnings, at which time we recognize these gains and losses in other expense, net, on our condensed consolidated statements of operations.

        Net unrealized after tax gains (losses) related to these contracts that were included in other comprehensive income for the three and nine months ended September 30, 2010 and 2009 were immaterial. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(11) Derivatives and Hedging Activities (Continued)

Interest Rate Swaps

        From time to time, we may use interest rate swaps to manage our mix of fixed and floating rates on outstanding indebtedness.

        At September 30, 2010, we had outstanding interest rate swaps with a total notional amount of $200.0 million that qualified and were designated as fair value hedges. We entered into these interest rate swaps to effectively convert a portion of our 12% Senior Notes into floating rate debt. We recorded a mark to market adjustment to record an increase of $11.2 million at September 30, 2010 in the carrying amount of the 12% Senior Notes due to changes in interest rates and an offsetting increase to other assets at September 30, 2010 to record the fair value of the related interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.

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

        In 2010, under the terms of the $200.0 million (notional amount) outstanding interest rate swap agreements, we received interest at a fixed rate and paid interest at variable rates that were based on the one-month London Interbank Offered Rate, or LIBOR. As a result, interest expense was reduced by $1.2 million in the three months ended September 30, 2010, $3.3 million in the nine months ended September 30, 2010 and $0.3 million in the three and nine months ended September 30, 2009.

Other Derivative Instruments

        We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure due to foreign exchange rates and interest rate and currency swaps related to access to international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At September 30, 2010, we had no foreign exchange options or interest rate and currency swap agreements outstanding.

        See Note 12, "Fair Value Measurements and Other Financial Instruments," for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(11) Derivatives and Hedging Activities (Continued)

Fair Value of Derivative Instruments

        The following table details the fair value of our derivative instruments included on our condensed consolidated balance sheets.

	Fair Value of Asset Derivatives(1)		Fair Value of (Liability) Derivatives(1)
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Foreign currency forward contracts (cash flow hedges)	$0.7	$0.1	$—	$(0.2)

Interest rate swaps	$11.2	$—	$—	$(0.5)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	$3.0	$0.1	$(1.2)	$(3.6)

Total	$14.9	$0.2	$(1.2)	$(4.3)

(1)
Asset derivatives were included in other current assets for the foreign currency forward contracts and other assets for the interest rate swaps. Liability derivatives were included in other current liabilities for foreign currency forward contracts and other liabilities for interest rate swaps.

        The following table details the effect of our derivative instruments on our condensed consolidated statements of operations.

	Amount of Gain (Loss) Recognized in Net Earnings on Derivatives(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Derivatives designated as hedging instruments:
Interest rate swaps	$1.2	$0.3	$3.3	$0.3
Foreign currency forward contracts(2)	0.5	—	0.2	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(2)	23.4	(14.6)	12.9	(15.9)

Total	$25.1	$(14.3)	$16.4	$(15.6)

(1)
Amounts recognized on the foreign currency forward contracts were included in other expense, net. Amounts recognized on the interest rate swaps were included in interest expense.

(2)
The net gains and (losses) included above were substantially offset by the net (losses) and gains resulting from the remeasurement of the underlying foreign currency denominated items.

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

September 30, 2010	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$149.9	$140.9	$9.0	$—

Available-for-sale securities	$10.1	$—	$—	$10.1

Derivative financial instruments net asset:
Interest rate swaps	$11.2	$—	$11.2	$—

Foreign currency forward contracts	$2.5	$—	$2.5	$—

December 31, 2009	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$65.0	$—	$65.0	$—

Available-for-sale securities	$13.7	$—	$—	$13.7

Derivative financial instruments net liability:
Interest rate swaps	$0.5	$—	$0.5	$—

Foreign currency forward contracts	$3.6	$—	$3.6	$—

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(12) Fair Value Measurements and Other Financial Instruments (Continued)

        The following table shows a reconciliation of our available-for-sale securities, which are measured at fair value on a recurring basis using Level 3 inputs, as of September 30, 2010 (in millions):

Estimated fair value as of December 31, 2009	$13.7
Net unrealized gains included in other comprehensive income	0.2
Other-than-temporary impairment included in earnings	(0.7)
Proceeds from sale of available-for-sale securities	(6.2)
Gains on sales included in earnings	3.1

Estimated fair value as of September 30, 2010	$10.1

Cash Equivalents

        Our cash equivalents at September 30, 2010 consisted of investments in U.S. Treasury obligations (fair value determined using Level 1 inputs) and investments in money market funds that invest in U.S. Treasury obligations (fair value determined using Level 2 inputs). Our cash equivalents at December 31, 2009 consisted of investments in commercial paper (fair value determined using Level 2 inputs). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

Available-for-Sale Securities

        At September 30, 2010, our available-for-sale security investment consisted of a debt instrument, which was recorded at fair value on our condensed consolidated balance sheets using an income approach valuation technique based on our interpretation by analysis and from related securities in secondary markets (Level 3 inputs).

        Since this security does not currently have readily available or observable prices, we used the income approach to determine the fair value of this security. We calculated an estimated fair value for this investment using a bond calculation. The valuation methodology included the following inputs and assumptions:

  Maturity—Our debt instrument investment has a stated maturity date that exceeds 10 years. Our valuation model assumes that an auction for this investment will resume or that a financial resolution will otherwise be achieved within the next 10 years (the "workout period").

  Coupon—This investment is a variable rate instrument, with interest rates resetting every 28 days based on a pre-determined formula. Since the workout period is assumed to be 10 years, we used the 10-year U.S. dollar interest rate swap rate plus an additional issuer specific credit spread to reflect a fixed coupon for the debt instruments over the 10-year period.

  Yield-to-Maturity—We used the 10-year U.S. dollar interest rate swap rate plus a credit default swap spread for the issuer. We also included an additional liquidity risk premium of 100 basis points in our yield-to-maturity assumptions.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(12) Fair Value Measurements and Other Financial Instruments (Continued)

        Our valuation methodology calculation is subjective and involves uncertainties and matters of significant judgment. Changes in assumptions could significantly affect our estimates.

        See Note 5, "Available-for-Sale Investments," for additional information on this security.

Derivative Financial Instruments

        Our foreign currency forward contracts are recorded at fair value on our condensed consolidated balance sheets using the income approach valuation technique based on observable market inputs (Level 2).

        Observable market inputs used in the calculation of the fair value of foreign currency forward contracts include foreign currency spot and forward rates obtained from an independent third party market data provider. In addition, other pricing data quoted by various banks and foreign currency dealers involving identical or comparable instruments are included.

        Our interest rate swaps are recorded at fair value on our condensed consolidated balance sheet using the income approach valuation technique based on observable market inputs (Level 2). Observable market inputs used in the calculation of the fair value of interest rate swaps include pricing data from counterparties to these swaps, and a comparison is made to other market data including U.S. Treasury yields and swap spreads involving identical or comparable derivative instruments.

        Counterparties to these foreign currency forward contracts and interest rate swaps are rated at least A- by Standard & Poor's and A3 by Moody's. None of these counterparties experienced any significant ratings downgrades in the nine months ended September 30, 2010. The fair value generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date.

Other Financial Instruments

        The following financial instruments are recorded at fair value or at amounts that approximate fair value: (1) receivables, net, (2) certain other current assets, (3) accounts payable and (4) other current liabilities. The carrying amounts reported on our condensed consolidated balance sheets for the above financial instruments closely approximate their fair value due to the short-term nature of these assets and liabilities.

        Other liabilities that are recorded at carrying value on our condensed consolidated balance sheets include our senior notes. To calculate the fair value of our senior notes at September 30, 2010 and December 31, 2009, we utilized a market approach. Due to their limited investor base and the relatively small face value of each issue of the senior notes, they may not be actively traded on the date the fair value is calculated. Therefore, we utilize prices and other relevant information generated by market transactions involving similar securities, reflecting U.S. Treasury yields to calculate the yield to maturity and the price on each of our senior notes. These inputs are provided by an independent third party and are considered to be Level 2 inputs as described above.

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

        The carrying amounts and estimated fair values of our debt at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.625% Senior Notes due July 2013	$399.6	$423.4	$399.4	$416.0
12% Senior Notes due February 2014(1)	311.2	357.8	299.5	372.5
7.875% Senior Notes due June 2017	392.4	434.0	391.8	424.0
6.875% Senior Notes due July 2033	448.5	393.8	448.5	423.0
Other foreign loans	27.1	26.9	109.0	115.4
Other domestic loans	9.1	9.1	12.8	23.8

Total debt	$1,587.9	$1,645.0	$1,661.0	$1,774.7

(1)
The carrying value and fair value of such debt include adjustments due to interest rate swaps. See Note 11, "Derivatives and Hedging Activities."

(13) Income Taxes

Effective Income Tax Rate and Income Tax Provision

        Our effective income tax rate was 27.5% for the three months ended September 30, 2010 and 28.0% for the nine months ended September 30, 2010. Our effective income tax rate was 23.6% for the three months ended September 30, 2009 and 26.2% for the nine months ended September 30, 2009.

        For the three months and nine months ended September 30, 2010, our effective income tax rate was lower than the statutory U.S. federal income tax rate of 35% primarily due to our lower net effective income tax rate on foreign earnings and our domestic manufacturing deduction, partially offset by state income taxes.

        For the three months and nine months ended September 30, 2009, our effective income tax rate was lower than the statutory U.S. federal income tax rate of 35% primarily due to our lower net effective income tax rate on foreign earnings and the utilization of income tax credits for which no benefit had previously been recognized, partially offset by an increase in reserves relating to uncertain tax positions and state income taxes.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(13) Income Taxes (Continued)

Unrecognized Tax Benefits

        There have been no material changes to the Company's unrecognized tax benefits as reported at September 30, 2010, nor has the Company changed its policy with regard to the reporting of penalties and interest related to unrecognized tax benefits. Therefore, a reconciliation of unrecognized tax benefits from January 1, 2010 through September 30, 2010 has not been provided.

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

        We recorded a pre-tax charge of $850.1 million as a result of the Settlement agreement on our condensed consolidated statement of operations for the year ended December 31, 2002. The charge consisted of the following items:

  •
  a charge of $512.5 million covering a cash payment that we will be required to make under the Settlement agreement upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy. Because we cannot predict when a plan of reorganization may become effective, we recorded this liability as a current liability on our condensed consolidated balance sheet at December 31, 2002. Under the terms of the Settlement agreement, this amount accrues interest at a 5.5% annual rate from December 21, 2002 to the date of payment. We have recorded this interest in interest expense on our condensed consolidated statements of operations and in Settlement agreement and related accrued interest on our condensed consolidated balance sheets. The accrued interest, which is compounded annually, was $265.1 million at September 30, 2010 and $234.3 million at December 31, 2009.

  •
  a non-cash charge of $321.5 million representing the fair market value at the date we recorded the charge of nine million shares of Sealed Air common stock that we expect to issue under the Settlement agreement upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy, which was adjusted to eighteen million shares due to our two-for-one stock

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(14) Commitments and Contingencies (Continued)

    split in March 2007. These shares are subject to customary anti-dilution provisions that adjust for the effects of stock splits, stock dividends and other events affecting our common stock. The fair market value of our common stock was $35.72 per pre-split share ($17.86 post-split) as of the close of business on December 5, 2002. We recorded this amount on our condensed consolidated balance sheet at December 31, 2002 as follows: $0.9 million representing the aggregate par value of these shares of common stock reserved for issuance related to the Settlement agreement, and the remaining $320.6 million, representing the excess of the aggregate fair market value over the aggregate par value of these common shares, in additional paid-in capital. The diluted net earnings per common share calculations for the September 30, 2010 and 2009 periods reflect the eighteen million shares of common stock that we have reserved for issuance related to the Settlement agreement.

  •
  $16.1 million of legal and related fees as of December 31, 2002.

        Settlement agreement and related costs reflected legal and related fees for Settlement-related matters of zero in the three months ended September 30, 2010, $0.6 million for the nine months ended September 30, 2010, $0.4 million for the three months ended September 30, 2009 and $1.2 million for the nine months ended September 30, 2009 which are included in other expense, net, on our condensed consolidated statements of operations.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(15) Stockholders' Equity

Quarterly Cash Dividends

        On October 14, 2010, our Board of Directors declared a quarterly cash dividend of $0.13 per common share. This dividend is payable on December 17, 2010 to stockholders of record at the close of business on December 3, 2010. The estimated amount of this dividend payment is $21 million based on 160 million shares of our common stock issued and outstanding as of October 31, 2010.

        On July 27, 2010, our Board of Directors increased the quarterly dividend by 8% to $0.13 per common share from $0.12 per common share. During the first nine months of 2010, we declared and paid quarterly cash dividends on March 19, 2010 to stockholders of record at the close of business on March 5, 2010, on June 18, 2010 to stockholders of record on June 4, 2010 and on September 17, 2010 to stockholders of record on September 3, 2010. We used available cash totaling $59.0 million to pay these quarterly cash dividends.

        The dividend payments discussed above are recorded as reductions to retained earnings on our condensed consolidated balance sheets. From time to time, we may consider other means of returning value to our stockholders based on our consolidated financial position and results of operations. There is no guarantee that our Board of Directors will declare any further dividends.

2005 Contingent Stock Plan

Total Share-based Compensation

        We record share-based compensation expense in marketing, administrative and development expenses on our condensed consolidated statements of operations with a corresponding credit to additional paid-in capital within stockholders' equity based on the fair value of share-based compensation awards at the date of grant. Each quarter, we recognize an expense or credit reflecting the straight-line recognition of the expected cost of the program. For the 2010 three-year PSU awards and the 2009 two-year and three-year PSU awards, to the extent the performance against the targets improves or worsens, the cumulative amount accrued to date is adjusted up or down.

        Total share-based compensation expense by program in the 2010 and 2009 periods was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
2010 Three-year PSU Awards	$0.8	$—	$2.3	$—
2009 Two-year and Three-year PSU Awards	5.3	3.5	12.0	8.6
Other long-term share-based compensation programs	2.4	4.2	7.7	12.8

Total share-based compensation	$8.5	$7.7	$22.0	$21.4

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(15) Stockholders' Equity (Continued)

        As of September 30, 2010, the estimated amount of total share-based compensation expense expected to be recognized on a straight-line basis over the remaining respective vesting periods by program was as follows:

	2010	2011	2012	2013	Total
2010 Three-year PSU Awards	$0.8	$3.0	$3.0	$—	$6.8
2009 Two-year and Three-year PSU Awards	4.9	7.8	—	—	12.7
Other long-term share-based compensation programs	2.6	7.2	4.9	1.0	15.7

Total share-based compensation	$8.3	$18.0	$7.9	$1.0	$35.2

        For the 2010 Three-year PSU awards and the 2009 Two-year and Three-year awards, the estimated amount of this future share-based compensation expense will fluctuate based on: 1) the level of achievement of the respective goals and measures considered probable in future quarters, which impacts the number of shares that could be issued; and 2) the future price of our common stock, which impacts the expense related to additional discretionary shares.

        The discussion that follows provides further details of our share-based compensation programs.

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

  2010 Three-year PSU Awards

        In March 2010, the Compensation Committee approved awards with a three-year performance period beginning January 1, 2010. The Compensation Committee established principal performance goals, which are 1) three-year cumulative volume growth of net trade sales and 2) three-year average return on invested capital. These performance goals are outlined in further detail in the Proxy Statement for our 2010 Annual Meeting of Stockholders. The targeted number of shares of common stock that can be earned is 433,481 shares for these 2010 PSU awards. If the threshold level is achieved for either of the two performance goals mentioned above, then the number of shares earned for each participant can be increased (if the additional goal mentioned below is achieved) or decreased (if the additional goal mentioned below is not achieved) by up to 10% of the target level at the discretion of the Compensation Committee, or an aggregate of 43,348 shares for all participants. The additional goal

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(15) Stockholders' Equity (Continued)

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

        The expense included in the table above was calculated based on management's estimate as of September 30, 2010 of the level of probable achievement of the performance goals and measures, which was determined to be at the target level as of September 30, 2010.

  2009 Two-year and Three-year PSU Awards

        The targeted number of shares of common stock that can be earned is 575,661 shares for the two-year PSU awards and 570,160 for the three-year PSU awards made in 2009. The total number of shares to be issued for each PSU for the two-year awards and the three-year awards can range from zero to 200% of the target number of shares depending on the level of achievement of the operating performance goals and measures. If the threshold level is achieved for the operating performance goals and measures, then the number of shares earned for each participant can be increased (if the additional goals mentioned below are achieved) or decreased (if the additional goals mentioned below are not achieved) by up to 10% of the target level at the discretion of the Compensation Committee, or an aggregate of 114,582 shares for all participants for both awards. The additional goals are 1) average quarterly inventory days on hand starting December 31, 2008 through the performance period below the average quarterly days on hand for the period December 31, 2007 through December 31, 2008; and 2) a safety result for the final year of the performance period of a total recordable incident rate of 1.30 or better, excluding facilities acquired during the performance period. These provisions are outlined in further detail in the Proxy Statement for our Annual Meeting of Stockholders. Probable achievement of the operating performance goals and measures based on management's estimate as of September 30, 2010 was determined to be at the maximum level for both the two-year PSU awards (1,151,322 shares) and the three-year PSU awards (1,140,320 shares) as of September 30, 2010. Probable achievement of the operating performance goals and measures based on management's estimate as of September 30, 2009 was determined to be at the target level for both the two-year PSU awards (701,962 shares) and the three-year PSU awards (701,962 shares) as of September 30, 2009. Both the two-year and three-year awards are net of forfeitures in 2010 and 2009.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(16) Net Earnings Per Common Share

        The following table sets forth the calculation of basic and diluted net earnings per common share under the two-class method for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic Net Earnings Per Common Share:
Numerator
Net earnings available to common stockholders	$76.5	$60.6	$204.6	$179.2
Distributed and allocated undistributed net earnings to non-vested restricted stockholders	(0.4)	(0.5)	(1.3)	(1.4)

Distributed and allocated undistributed net earnings to common stockholders	76.1	60.1	203.3	177.8
Distributed net earnings—dividends paid to common stockholders	(20.6)	(18.9)	(58.6)	(56.6)

Allocation of undistributed net earnings to common stockholders	$55.5	$41.2	$144.7	$121.2

Denominator
Weighted average number of common shares outstanding—basic	158.3	157.4	158.2	157.1

Basic net earnings per common share:
Distributed net earnings to common stockholders	$0.13	$0.12	$0.37	$0.36
Allocated undistributed net earnings to common stockholders	0.35	0.26	0.92	0.77

Basic net earnings per common share:	$0.48	$0.38	$1.29	$1.13

Diluted Net Earnings Per Common Share:
Numerator
Distributed and allocated undistributed net earnings to common stockholders	$76.1	$60.1	$203.3	$177.8
Add: Allocated undistributed net earnings to non-vested restricted stockholders	0.4	0.4	1.0	1.0
Interest on 3% Convertible Senior Notes, net of taxes(1)	—	0.4	—	4.4
Less: Undistributed net earnings reallocated to non-vested restricted stockholders	(0.3)	(0.3)	(0.9)	(0.9)

Net earnings available to common stockholders—diluted	$76.2	$60.6	$203.4	$182.3

Denominator
Weighted average number of common shares outstanding—basic	158.3	157.4	158.2	157.1
Effect of assumed issuance of Settlement agreement shares	18.0	18.0	18.0	18.0
Effect of non-vested restricted stock and restricted stock units	0.4	0.2	0.2	0.2
Effect of conversion of 3% Convertible Senior Notes(1)	—	2.7	—	9.6

Weighted average number of common shares outstanding—diluted	176.7	178.3	176.4	184.9

Diluted net earnings per common share	$0.43	$0.34	$1.15	$0.99

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

reserved for the Settlement agreement in 2010 and 2009, (2) the effect of non-vested restricted stock and restricted stock units using the treasury stock method in 2010 and 2009 and (3) the effect of conversion of our then-outstanding 3% Convertible Senior Notes due June 2033 in July 2009.

  PSU Awards

        Under U.S. GAAP, since the PSU awards discussed in Note 15, "Stockholders' Equity," are contingently issuable shares that are based on operating performance goals and measures, approximately 0.2 million shares of the 2009 Two-year PSU awards were included in the diluted weighted average number of common shares outstanding calculation for the three and nine months ended September 30, 2010 as the threshold for the operating performance goals and measures was met as of September 30, 2010. All other remaining shares related to the 2009 Two-year PSU awards and all of the shares related to the 2009 Three-year PSU awards and the 2010 Three-year PSU awards have been excluded from the diluted weighted average number of common shares outstanding for calculation of diluted net earnings per common share for the three and nine months ended September 30, 2010 because they have not met their respective performance conditions as of September 30, 2010.

  SLO Awards

        The shares or units associated with the SLO awards for the fiscal year 2010 are considered contingent shares and therefore are not included in the basic or diluted weighted average number of common shares outstanding for the three and nine months ended September 30, 2010. These shares or units, discussed in Note 15, "Stockholders' Equity," will not be included in the common shares outstanding until the final determination of the amount of annual incentive compensation is made in the first quarter of the following year consistent with the treatment of these awards in 2009. Once this determination is made, the shares or units will be included in basic weighted average number of common shares outstanding if the employee is retirement eligible or in the diluted weighted average number of common shares outstanding if the employee is not retirement eligible.

(17) Other Expense, net

        The following table provides details of other expense, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest and dividend income	$1.8	$2.0	$5.8	$6.0
Net foreign exchange transaction losses	(2.4)	(3.2)	(4.2)	(6.2)
Settlement agreement and related costs	—	(0.4)	(0.6)	(1.2)
Non-controlling interests	0.5	0.5	1.6	1.3
Costs associated with our accounts receivable securitization program	(0.2)	(0.1)	(0.6)	(0.6)
Other, net	(1.3)	(1.2)	(4.5)	(3.5)

Other expense, net	$(1.6)	$(2.4)	$(2.5)	$(4.2)

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(Amounts in tables are in millions, except per share data)

(17) Other Expense, net (Continued)

        Net foreign exchange transaction losses include the impact of changes in value associated with amounts receivable or payable on transactions denominated in foreign currencies and amounts related to certain foreign currency denominated receivables and payables and interest-bearing intercompany loans. We enter into foreign currency forward contracts to manage the potential changes in value associated with these transactions and intercompany items mentioned above, and the amounts included above are net of any gains or losses resulting from our foreign currency forward contracts. See Note 11, "Derivatives and Hedging Activities," for further discussion of our foreign currency forward contracts.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information in our Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with our condensed consolidated financial statements and related notes set forth in Item 1 of Part I of this quarterly report on Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and our consolidated financial statements and related notes set forth in Item 8 of Part II of that Form 10-K. See Part II, Item 1A, "Risk Factors" and "Cautionary Notice Regarding Forward-Looking Statements," below, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in millions. When we cross-reference to a "Note," we are referring to our "Notes to Condensed Consolidated Financial Statements," unless the context indicates otherwise.

Non-U.S. GAAP Information

        In our Management's Discussion and Analysis of Financial Condition and Results of Operations, we present financial information in accordance with U.S. GAAP, but we also present financial measures that do not conform to U.S. GAAP, which we refer to as non-U.S. GAAP. As discussed below, we provide this supplemental information as our management believes it is useful to investors. Investors should use caution, however, when reviewing our non-U.S. GAAP presentations. The non-U.S. GAAP information is not a substitute for U.S. GAAP information. It does not purport to represent the similarly titled U.S. GAAP information and is not an indicator of our performance under U.S. GAAP. Further, non-U.S. GAAP financial measures that we present may not be comparable with similarly titled measures used by others.

        In our "2010 Outlook" below, we present anticipated full year 2010 diluted net earnings per common share on a U.S. GAAP basis, but also on a non-U.S. GAAP adjusted basis—excluding an estimated $0.02 charge related to GMS and non-operating gains or losses that may be recognized in 2010 related to currency fluctuations in Venezuela as we believe these gains or losses are attributable to the significant foreign exchange fluctuations in that country. We will exclude future foreign exchange and other non-operating gains and or losses from our non-U.S. GAAP adjusted diluted earnings per common share relating to our Venezuelan subsidiary until such time that we believe the foreign exchange environment in Venezuela stabilizes. Our full year 2010 guidance also excludes the payment of the Settlement agreement, as the timing of such payment is unknown.

        We believe that excluding these items from our projected earnings aids in the comparison of our earnings performance between 2010 and prior years. We also present adjusted diluted net earnings per common share in our "Highlights of Financial Performance" below, for our 2010 and 2009 results. Our management will look at our earnings performance both on an U.S. GAAP basis and a non-U.S. GAAP basis. Further, the items excluded from non-U.S. GAAP adjusted basis may also be excluded from the calculations of our performance measures set by the Organization and Compensation Committee of our Board of Directors for purposes of determining incentive compensation. Thus, our management believes that this information may be useful to investors.

        In our "Highlights of Financial Performance," "Net Sales by Segment Reporting Structure" and "Net Sales by Geographic Region" below, we first present our results in accordance with U.S. GAAP and then present a Non-U.S. GAAP financial measure "adjusted diluted net earnings per common share." Also, in some of the discussions and tables that follow, we exclude the impact of foreign currency translation when presenting net sales information. Changes in net sales excluding the impact of foreign currency translation is a non-U.S. GAAP financial measure, which we define as "constant dollar." As a worldwide business, it is important that we take into account the effects of foreign currency translation when we view our results and plan our strategies. Nonetheless, we cannot directly control changes in foreign currency exchange rates. Consequently, when our management looks at net sales to measure the performance of our business, it typically excludes the impact of foreign currency translation from net sales. We also may exclude the impact of foreign currency translation when making incentive compensation determinations. As a result, our management believes that these presentations may be useful to investors.

2010 Outlook

        Our current outlook anticipates that our constant dollar sales growth rate will accelerate sequentially in the fourth quarter of 2010 from a combination of unit volume growth and favorable product price/mix. This growth assumes continuing improvement in global economic conditions, ongoing strength in our industrial businesses (which includes our Protective Packaging segment and Specialty Materials business) and a mid-single digit constant dollar sales growth rate in our food businesses. This increased rate of sales growth in our food businesses reflects the combination of increased food customer production rates, new contracts and the continued benefits of pricing actions and contract adjustments expected in the fourth quarter. We expect all of our businesses to continue to benefit from the successful launches and adoptions of new solutions and technologies and from growth in developing regions. We now expect to be in the lower end of our range of 4% to 6% growth in total constant dollar sales for full year 2010 as compared with 2009.

        In the first nine months of 2010, our net sales benefited from a $78 million, or 2.5%, net favorable impact from foreign currency translation. On a full year over year basis, we expect an approximate 2% benefit on our net sales from foreign currency translation. We anticipate that a year over year unfavorable translational effect of the euro will be offset by a favorable effect from other currencies relative to the U.S. dollar.

        Our average petrochemical-based raw material costs, primarily resin costs, reached their highest level on a year over year comparison in the month of April 2010. Our current outlook assumes moderating resin costs for the fourth quarter of 2010 resulting in a low double-digit percentage increase in the average cost of resin for 2010 as compared with 2009. In the fourth quarter of 2010, we expect to realize additional benefits from our pricing actions that targeted resin cost recovery as well as favorable formula pricing adjustments in our food businesses.

        We anticipate marketing, administrative and development expenses to be approximately 16% of net sales and capital expenditures to be in the range of $80 to $90 million. Depreciation and amortization expense is now expected to be approximately $185 million. This amount includes approximately $30 million of share-based compensation expense.

        We have raised our effective income tax rate guidance for the full year 2010 to 28% from 27%. Our original guidance anticipated an extension of certain U.S. tax credits that expired at December 31, 2009. If the U.S. Congress passes and retroactively applies these tax credits, then we would expect to be in the upper end of our diluted net earnings per common share guidance range detailed below.

        We have narrowed our full year 2010 diluted net earnings per common share guidance to $1.54 to $1.60, or $1.56 to $1.62 on an adjusted basis to exclude an estimated $0.02 charge for costs related to GMS. This guidance also excludes any non-operating gains or losses that may be recognized in 2010 related to currency fluctuations in Venezuela and the payment of the Settlement agreement, as the timing of such payment is unknown. Payment under the Settlement agreement is expected to be accretive to our post-payment diluted net earnings per common share by approximately $0.12 to $0.14 annually. See "Settlement Agreement and Related Costs," of "Material Commitments and Contingencies," for further discussion.

Recent Events

  Dividends

        On October 14, 2010, our Board of Directors declared a quarterly cash dividend of $0.13 per common share. This dividend is payable on December 17, 2010 to stockholders of record at the close of business on December 3, 2010. The estimated amount of this dividend payment is $21 million based on 160 million shares of our common stock issued and outstanding as of October 31, 2010.

        On July 27, 2010, our Board of Directors increased the quarterly dividend by 8% to $0.13 per common share from $0.12 per common share. During the first nine months of 2010, we declared and paid quarterly cash dividends in March, June and September. We used available cash totaling $59 million to pay these quarterly cash dividends.

Highlights of Financial Performance

        Below are the highlights of our financial performance in the third quarter and first nine months of 2010 compared with the same periods of 2009:

	Third Quarter of			First Nine Months of
			% Change			% Change
	2010	2009		2010	2009
Net sales	$1,130.0	$1,079.9	5%	$3,280.9	$3,096.4	6%

Gross profit	$320.5	$311.1	3	$921.0	$884.9	4
As a % of net sales	28.4%	28.8%		28.1%	28.6%
Marketing, administrative and development expenses	173.3	180.0	(4)	520.4	515.5	1
As a % of net sales	15.3%	16.7%		15.9%	16.6%
Restructuring and other charges	0.1	0.9	(89)	0.4	1.2	(67)

Operating profit	$147.1	$130.2	13	$400.2	$368.2	9

As a % of net sales	13.0%	12.1%		12.2%	11.9%
Net earnings available to common stockholders	$76.5	$60.6	26%	$204.6	$179.2	14%

Net earnings per common share:
Basic	$0.48	$0.38	26%	$1.29	$1.13	14%

Diluted	$0.43	$0.34	26%	$1.15	$0.99	16%

Weighted average number of common shares outstanding:
Basic	158.3	157.4		158.2	157.1

Diluted	176.7	178.3		176.4	184.9

        As shown in the table above, our net earnings per diluted common share increased 26% in the third quarter of 2010 compared with the same period in 2009.

        The primary contributing factors to our net earnings growth in the third quarter compared with the same period of 2009 were:

  •
  higher gross profit of $9 million, which was largely driven by the volume growth in both our industrial and food businesses, the benefits realized from our supply chain productivity improvements and from producing products in our new, low-cost facilities in developing regions. These factors were partially offset by higher average petrochemical-based raw material costs of approximately $25 million;

  •
  lower marketing, administrative and development expenses of $7 million, primarily due to lower provisions for variable incentive compensation expenses as our financial results as of September 30, 2010 indicate that we may not achieve some of our pre-established full year 2010 incentive compensation goals; and

  •
  a decline in non-operating items of $9 million, primarily due to net gains of $2 million from the sale of available-for-sale securities in 2010 compared with other-than-temporary impairments of $3 million in 2009 and the loss on debt redemption of $3 million in 2009.

        These factors were partially offset by a higher third quarter effective tax rate in 2010 of 27.5% compared with 23.6% in 2009, which was mostly due to the utilization of some U.S. income tax credits in 2009 that expired in December 2009.

        On an adjusted basis, excluding the items detailed in "Diluted Net Earnings per Common Share" below, our diluted net earnings per common share increased 13% to $0.43 in the third quarter of 2010 from $0.38 in the same period of 2009. We included a reconciliation of U.S. GAAP diluted net earnings per common share to non-U.S. GAAP adjusted diluted net earnings per common share in "Diluted Net Earnings per Common Share," below.

        See the discussions below for further details about the material factors that contributed to the changes in our net earnings for the third quarter of 2010 and first nine months of 2010 compared with the same periods in 2009.

Net Sales by Segment Reporting Structure

        The following table presents net sales by our segment reporting structure:

	Third Quarter of			First Nine Months of
			% Change			% Change
	2010	2009		2010	2009
Net sales:
Food Packaging	$483.4	$463.4	4%	$1,390.0	$1,336.1	4%
As a % of net sales	42.8%	42.9%		42.4%	43.1%
Food Solutions	240.4	229.6	5	687.7	655.0	5
As a % of net sales	21.3%	21.3%		20.9%	21.2%
Protective Packaging	327.0	306.1	7	954.4	868.0	10
As a % of net sales	28.9%	28.3%		29.1%	28.0%
Other	79.2	80.8	(2)	248.8	237.3	5
As a % of net sales	7.0%	7.5%		7.6%	7.7%

Total	$1,130.0	$1,079.9	5%	$3,280.9	$3,096.4	6%

Net Sales by Geographic Region

        The following table presents our net sales by geographic region:

	Third Quarter of			First Nine Months of
			% Change			% Change
	2010	2009		2010	2009
Net sales:
U.S.	$543.1	$497.9	9%	$1,540.6	$1,464.8	5%
As a % of net sales	48.1%	46.1%		47.0%	47.3%
International	586.9	582.0	1	1,740.3	1,631.6	7
As a % of net sales	51.9%	53.9%		53.0%	52.7%

Total net sales	$1,130.0	$1,079.9	5%	$3,280.9	$3,096.4	6%

        By geographic region, the components of the increase in net sales for the third quarter of 2010 and first nine months of 2010 compared with the same periods of 2009 were as follows:

Third Quarter of 2010	U.S.		International		Total Company
Volume—Units	$32.7	6.5%	$18.1	3.1%	$50.8	4.7%
Volume—Acquired businesses, net of (dispositions)	(1.8)	(0.3)	(0.3)	(0.1)	(2.1)	(0.2)
Product price/mix	14.3	2.9	(2.8)	(0.5)	11.5	1.1
Foreign currency translation	—	—	(10.1)	(1.7)	(10.1)	(1.0)

Total	$45.2	9.1%	$4.9	0.8%	$50.1	4.6%

First Nine Months of 2010	U.S.		International		Total Company
Volume—Units	$79.2	5.4%	$59.9	3.7%	$139.1	4.5%
Volume—Acquired businesses, net of (dispositions)	(1.8)	(0.1)	(1.7)	(0.1)	(3.5)	(0.1)
Product price/mix	(1.6)	(0.1)	(27.1)	(1.7)	(28.7)	(0.9)
Foreign currency translation	—	—	77.6	4.8	77.6	2.5

Total	$75.8	5.2%	$108.7	6.7%	$184.5	6.0%

  Foreign Currency Translation Impact on Net Sales

        As shown above, 52% of our third quarter 2010 consolidated net sales were generated outside the U.S. Approximately 20% of our consolidated net sales are euro-denominated. Due to global economic factors, including the on-going concerns about the ability of some countries in the euro zone to effectively manage sovereign debt obligations and concerns about rising budget deficits, in the first nine months of 2010 the euro has weakened against the U.S. dollar compared with the same period of 2009.

        During the third quarter of 2010, our net sales results reflected an approximate 11% decline in the average euro to U.S. dollar exchange ratio as compared with the same period in 2009. This decline was partially offset by the strengthening of most of our other average foreign currency exchange ratios, most notably the Australian dollar, Canadian dollar and Brazilian real, which appreciated against the U.S dollar. As a result of the factors mentioned above, the aggregate unfavorable impact from foreign currency translation on our net sales was $10 million.

        During the first nine months of 2010, the average euro to U.S. dollar exchange ratio declined approximately 3% compared with the same period in 2009, while most of our other average foreign currency exchange ratios including the Australian dollar, Canadian dollar and Brazilian real appreciated against the U.S. dollar. As a result of the factors mentioned above, the aggregate favorable impact from foreign currency translation on our net sales was $78 million.

Components of Change in Net Sales

        The following tables present the components of change in net sales by our segment reporting structure for the third quarter of 2010 and first nine months of 2010 compared with the same periods in 2009. We also present the change in net sales excluding the impact of foreign currency translation, a

non-U.S. GAAP measure, which we define as "constant dollar." We believe using constant dollar measures aids in the comparability between periods.

Third Quarter of 2010	Food Packaging		Food Solutions		Protective Packaging		Other		Total Company
Volume—Units	$15.6	3.4%	$7.0	3.0%	$27.7	9.0%	$0.5	0.6%	$50.8	4.7%
Volume—Acquired businesses, net of (dispositions)	—	—	—	—	(1.7)	(0.6)	(0.4)	(0.4)	(2.1)	(0.2)
Product price/mix	3.1	0.7	8.0	3.5	(1.5)	(0.5)	1.9	2.3	11.5	1.1
Foreign currency translation	1.3	0.2	(4.2)	(1.8)	(3.6)	(1.1)	(3.6)	(4.5)	(10.1)	(1.0)

Total change (U.S. GAAP)	$20.0	4.3%	$10.8	4.7%	$20.9	6.8%	$(1.6)	(2.0)%	$50.1	4.6%

Impact of foreign currency translation	(1.3)	(0.2)	4.2	1.8	3.6	1.1	3.6	4.5	10.1	1.0

Total constant dollar change (Non-U.S. GAAP)	$18.7	4.1%	$15.0	6.5%	$24.5	7.9%	$2.0	2.5%	$60.2	5.6%

First Nine Months of 2010	Food Packaging		Food Solutions		Protective Packaging		Other		Total Company
Volume—Units	$32.4	2.4%	$12.0	1.8%	$82.6	9.5%	$12.1	5.1%	$139.1	4.5%
Volume—Acquired businesses, net of (dispositions)	—	—	—	—	(1.7)	(0.2)	(1.8)	(0.7)	(3.5)	(0.1)
Product price/mix	(27.8)	(2.1)	4.6	0.7	(7.5)	(0.9)	2.0	0.8	(28.7)	(0.9)
Foreign currency translation	49.3	3.7	16.1	2.5	13.0	1.6	(0.8)	(0.3)	77.6	2.5

Total change (U.S. GAAP)	$53.9	4.0%	$32.7	5.0%	$86.4	10.0%	$11.5	4.9%	$184.5	6.0%

Impact of foreign currency translation	(49.3)	(3.7)	(16.1)	(2.5)	(13.0)	(1.6)	0.8	0.3	(77.6)	(2.5)

Total constant dollar change (Non-U.S. GAAP)	$4.6	0.3%	$16.6	2.5%	$73.4	8.4%	$12.3	5.2%	$106.9	3.5%

Food Packaging Segment Net Sales

  Third Quarter of 2010 compared with 2009

        The $19 million, or 4%, constant dollar increase in net sales in the third quarter of 2010 compared with the same period of 2009 was primarily due to:

  •
  higher unit volumes in North America of $11 million, or 5%, mostly due to an increase in our customers' beef production rates resulting in higher sales of most packaging formats and volume from new business gains;

  •
  higher unit volumes in Latin America of $5 million, or 7%, mostly due to higher customer beef production rates, and, to a lesser extent, higher equipment sales for new and replacement equipment; and

  •
  favorable product price/mix in North America of $4 million, or 2%, from the benefits of both prior price increases and formula contract increases.

        Based on industry projections, we expect our customers' beef production rates to further improve in the fourth quarter of 2010, including expectations for an increase in demand due to the holiday season. This trend combined with favorable product price/mix is expected to contribute to an estimated low-single digit percent constant dollar sales increase for the full year 2010 as compared with 2009.

  First Nine Months of 2010 compared with 2009

        The $5 million constant dollar increase in net sales in the first nine months of 2010 compared with the same period of 2009 was primarily due to:

  •
  higher unit volumes in North America of $20 million, or 3%, and

  •
  higher unit volumes in Latin America of $17 million, or 8%.

        These factors were partially offset by a decline in product price/mix, which was experienced in all regions through the first half of 2010, but especially in North America where we encountered a $17 million, or 3%, decline. This decline reflected the timing of some contract price adjustments and the unfavorable impact of lower first half 2010 average selling prices that were set to reflect more moderate 2009 resin costs.

Food Solutions Segment Net Sales

  Third Quarter of 2010 compared with 2009

        The $15 million, or 7%, constant dollar increase in net sales in the third quarter of 2010 compared with the same period of 2009 was primarily due to:

  •
  favorable product price/mix in North America of $9 million, or 9%, from the benefits of both prior price increases and contract adjustments; and

  •
  higher unit volumes in Europe and North America totalling $6 million, or 3%, due to higher demand for our case ready products and, to a lesser extent, our vertical pouch packaging products in both regions. Higher equipment sales for new and replacement equipment in Europe also contributed to higher unit volumes in that region.

        We expect similar trends in the fourth quarter of 2010 compared with 2009. Improving retail conditions combined with benefits from additional targeted pricing actions are expected to generate a mid-single digit percent constant dollar sales increase for the full year 2010 as compared with 2009.

  First Nine Months of 2010 compared with 2009

        The $17 million, or 3%, constant dollar increase in net sales in the first nine months of 2010 compared with the same period of 2009 was primarily due to:

  •
  higher unit volumes in North America of $8 million, or 3%, which reflected higher poultry packaging product sales, primarily in the first six months of 2010; and

  •
  favorable product price/mix in North America of $12 million, or 4%, from the benefits of both prior price increases and contract adjustments.

        These factors were partially offset by a decline in product price/mix in Europe of $5 million, or 2%, primarily due to the timing of price adjustments for changes in resin costs experienced in the first half of 2010.

Protective Packaging Segment Net Sales

  Third Quarter of 2010 compared with 2009

        The $25 million, or 8%, constant dollar increase in net sales in the third quarter of 2010 compared with the same period of 2009 was primarily due to increases in unit volumes in North America of $16 million, or 9%, in Europe of $7 million, or 8%, and in Asia of $3 million, or 13%.

        The increases in unit volumes in these regions were predominately due to improving economic conditions, reflecting a modest recovery in export markets and manufacturing sectors. Also contributing to the increase in unit volumes, but to a lesser extent, were sales to new and existing customers of our new Protective Packaging products in these regions.

        We expect demand to continue to increase sequentially in the fourth quarter and we also expect to benefit from our ongoing pricing actions. Combined, we expect constant dollar sales to increase in the high-single digit percent range for the full year 2010 compared with 2009.

  First Nine Months of 2010 compared with 2009

        The $73 million, or 8%, constant dollar increase in net sales in the first nine months of 2010 compared with the same period of 2009 was primarily due to increases in unit volumes in North America of $45 million, or 9%, in Europe of $17 million, or 7%, and in Asia of $16 million, or 25%, due to the factors mentioned above.

Other Net Sales

  Third Quarter of 2010 compared with 2009

        The $2 million, or 3%, constant dollar increase in net sales in the third quarter of 2010 compared with the same period in 2009 was primarily due to:

  •
  favorable product price/mix in North America of $2 million, or 6%, from the benefits of prior price increases for most of our specialty materials products to recover resin cost increases;

  •
  higher unit volumes in our specialty materials business in North America of $3 million, or 11%, and in Europe of $1 million, or 9%; and

  •
  higher unit volumes in our medical applications business in Europe of $2 million, or 9%.

        The increases in unit volumes in our specialty materials business in North America and Europe were primarily due to improving economic conditions, reflecting a modest recovery in manufacturing sectors. The increase in unit volumes in our medical applications business in Europe was primarily due to higher demand for our products from new and existing customers.

        Other net sales in the third quarter of 2010 compared with 2009 was unfavorably impacted by lower unit volumes in Asia of $6 million, or 58%, due to an April 2010 licensing expiration in China in our medical applications business. Late in the third quarter of 2010 we received approval to import, distribute and sell reformulated medical film and sales. As a result, we expect net sales in our medical applications business to return to more normal levels in the fourth quarter.

  First Nine Months of 2010 compared with 2009

        The $12 million, or 5%, constant dollar increase in net sales in the first nine months of 2010 compared with the same period of 2009 was primarily due to:

  •
  higher unit volumes in our medical applications business in Europe of $7 million, or 10%;

  •
  higher unit volumes in our specialty materials business in North America of $7 million, or 11%, and in Europe of $3 million, or 7%; and

  •
  favorable product price/mix of $2 million primarily in Asia.

        The increases in unit volumes described above were partially offset by $10 million, or 30%, lower unit volumes in Asia primarily due to pre-buying in China in the first quarter of 2010 ahead of an April 2010 licensing expiration in that country in our medical applications business.

Cost of Sales

        Our primary input costs include resins, direct and indirect labor, other raw materials and energy-related costs (including transportation costs). We utilize petrochemical-based resins in the manufacture of many of our products. The costs for these raw materials are impacted by the rise and fall in crude oil and natural gas prices, since they serve as feedstocks utilized in the production of most resins. Resin costs have been particularly volatile in recent years as a result of changes in global demand for these resins and feedstocks, as well as supply disruptions for these feedstocks. Although changes in the prices of crude oil and natural gas are not perfect benchmarks, they are indicative of the variations in raw materials and other input costs we face. We continue to monitor changes in raw material and energy-

related costs as they occur and take pricing actions as appropriate to lessen the impact of cost increases when they occur.

        In this cost of sales section and in the marketing, administrative and development expenses section below, when we refer to "variable incentive compensation" we are referring to our annual U.S. profit sharing contribution (in both sections) and our annual cash incentive compensation (in the marketing, administrative and development expenses section). Variable incentive compensation does not include our share-based compensation programs. Details about our share-based compensation programs are included in Note 15, "Stockholders' Equity."

        Cost of sales for the 2010 and 2009 periods was as follows:

	Third Quarter of			First Nine Months of
			% Change			% Change
	2010	2009		2010	2009
Cost of sales	$809.5	$768.8	5%	$2,359.9	$2,211.5	7%
As a % of net sales	71.6%	71.2%		71.9%	71.4%

  Third Quarter of 2010 compared with 2009

        The $41 million increase in cost of sales in the third quarter of 2010 compared with the same period in 2009 was primarily due to:

  •
  higher average petrochemical-based raw material expenditures of approximately $25 million, including higher resin consumption due to the increase in sales volume in 2010 compared with 2009; and

  •
  higher transportation and energy-related costs of approximately $7 million primarily in our Food and Protective Packaging businesses to support the increase in sales volume experienced in 2010 compared with 2009.

        These factors were partially offset by a favorable impact of foreign currency translation of $7 million.

  First Nine Months of 2010 compared with 2009

        The $148 million increase in cost of sales in the first nine months of 2010 compared with the same period in 2009 was primarily due to:

  •
  higher average petrochemical-based raw material expenditures of approximately $100 million, including higher resin consumption due to the increase in sales volume in 2010 compared with 2009;

  •
  higher transportation and energy-related costs of approximately $23 million primarily in our Food and Protective Packaging businesses to support the increase in sales volume experienced in 2010 compared with 2009; and

  •
  an unfavorable impact of foreign currency translation of $59 million.

        The factors described above that drove the increases in cost of sales for the third quarter and first nine months of 2010 compared with 2009 were partially offset by our supply chain productivity improvements, including lower headcount in 2010 compared with 2009, and by the benefits of producing products in our new, low-cost facilities in developing regions.

        Also partially offsetting the increase in cost of sales were lower provisions for variable incentive compensation expenses of $3 million in the third quarter of 2010 and $6 million in the first nine months of 2010 compared with the same periods in 2009. These lower provisions were a result of our financial performance as of September 30, 2010 indicating that we may not achieve some of our pre-established full year 2010 variable incentive compensation goals. Our 2009 pre-established goals for variable incentive compensation were substantially on target at September 30, 2009 and, as a result, no reductions to incentive compensation expenses were made.

Marketing, Administrative and Development Expenses

        Marketing, administrative and development expenses for the 2010 and 2009 periods were as follows:

				First Nine Months of
	Third Quarter of
			% Change			% Change
	2010	2009		2010	2009
Marketing, administrative and development expenses	$173.3	$180.0	(4)%	$520.4	$515.5	1%
As a % of net sales	15.3%	16.7%		15.9%	16.6%

  Third Quarter of 2010 compared with 2009

        The $7 million decrease in marketing, administrative and development expenses in the third quarter of 2010 compared with the same period in 2009 was primarily due to:

  •
  lower provisions for variable incentive compensation expenses of $8 million, as a result of our financial performance as of September 30, 2010 indicating that we may not achieve some of our pre-established full year 2010 goals for variable incentive compensation. Our 2009 pre-established goals for incentive compensation were substantially on target at September 30, 2009 and, as a result, no reductions to incentive compensation expenses were made; and

  •
  the favorable impact of foreign currency translation of $2 million.

        These factors were partially offset by:

  •
  higher sales and marketing costs to support the increase in net sales in 2010 compared with 2009, including higher travel and entertainment expenses of $5 million and provisions for bad debt of $2 million; and

  •
  additional research and development expenses of $2 million, which includes spending related to innovation and new product introductions.

  First Nine Months of 2010 compared with 2009

        The $5 million increase in marketing, administrative and development expenses in the first nine months of 2010 compared with the same period in 2009 was primarily due to:

  •
  an unfavorable impact of foreign currency translation of $8 million;

  •
  higher sales and marketing costs to support the increase in net sales in 2010, including higher travel and entertainment expenses of $12 million; and

  •
  additional research and development expenses of $4 million, which includes spending related to innovation and new product introductions.

        These factors were partially offset by lower provisions for variable incentive compensation expenses of $23 million, as a result of our financial performance as of September 30, 2010 indicating that we may not achieve some of our pre-established full year 2010 goals for variable incentive compensation. Our 2009 pre-established goals for incentive compensation were substantially on target at September 30, 2009 and, as a result, no reductions to incentive compensation expenses were made.

        Consistent with past practice, we evaluate our accrual for variable incentive compensation expenses every quarter. Since our variable incentive compensation reflects performance against our operating profit goal, these expenses could be higher in the fourth quarter of the year if we achieve our pre-established operating profit goal for the full year 2010.

        As mentioned in "2010 Outlook" above, we expect marketing, administrative and development expenses to be approximately 16% of net sales for the full year, at the lower end of our guidance provided at the beginning of the year.

Global Manufacturing Strategy

        We announced our global manufacturing strategy program in 2006. The goals of this multi-year program were to realign our manufacturing footprint to expand capacity in growing markets, to further improve our operating efficiencies, and to implement new technologies more effectively. Additionally, we have been optimizing certain manufacturing platforms in North America and Europe into centers of excellence. By taking advantage of new technologies and streamlining production on a global scale, we have continued to enhance our profitable growth and our global leadership position and have produced meaningful benefits.

        The GMS program was to be a three-year program with total projected capital expenditures and related costs to implement this program of approximately $220 million. Cumulative capital expenditures and related costs to implement GMS were $230 million through September 30, 2010. Substantially all of the difference between the projected amount and the actual amount of capital expenditures and related costs was due to foreign currency translation.

        In 2009, we opened a new manufacturing facility in Duchnice, Poland. This facility along with our other new facilities in Qingpu, China and Monterrey, Mexico completed the construction phase related to this program.

        Total costs related to this program, which were primarily recorded in cost of sales, were $0.5 million in the third quarter of 2010, $4.2 million in the first nine months of 2010, $2.6 million in the third quarter of 2009 and $8.4 million in the first nine months of 2009. We anticipate an additional $1 million of costs in the fourth quarter of 2010 related to completing our GMS program.

        We estimate that we have realized approximately $25 million in benefits in 2008, which increased to $45 million in 2009, and we expect to realize an additional $10 million of benefits in 2010 bringing total estimated annual benefits to $55 million in 2010 and thereafter. These benefits are primarily realized in cost of sales, and the actual timing and amount of these benefits are subject to change due to a variety of factors.

        As mentioned in "2010 Outlook" above, we anticipate a total of $4 million of pre-tax costs, or $0.02 per diluted common share for GMS in 2010. See Note 4, "Global Manufacturing Strategy and 2008 Cost Reduction and Productivity Program," for additional information on GMS.

2008 Cost Reduction and Productivity Program

        In 2008, we implemented a cost reduction and productivity program. We estimate that we have achieved annual savings from this program of approximately $55.0 million beginning in 2009. The components of the restructuring accrual related to this program through September 30, 2010 and the accrual balance remaining on our condensed consolidated balance sheet at September 30, 2010 are included in the table below.

Restructuring accrual at December 31, 2009	$6.6
Adjustment to accrual for termination benefits	(0.6)
Cash payments made during 2010	(4.5)
Effect of changes in foreign currency rates	(0.1)

Restructuring accrual at September 30, 2010	$1.4

        We expect to pay the accrual balance remaining at September 30, 2010 within the next 12 months. This amount is included in other current liabilities on our condensed consolidated balance sheet at September 30, 2010.

Operating Profit

        Management evaluates the performance of each reportable segment based on its operating profit. Operating profit by our segment reporting structure for the 2010 and 2009 periods was as follows:

				First Nine Months of
	Third Quarter of
			% Change			% Change
	2010	2009		2010	2009
Food Packaging	$70.3	$63.5	11%	$184.3	$184.5	—%
As a % of Food Packaging net sales	14.5%	13.7%		13.3%	13.8%
Food Solutions	27.5	21.4	29	71.5	66.3	8
As a % of Food Solutions net sales	11.4%	9.3%		10.4%	10.1%
Protective Packaging	46.7	41.4	13	131.5	108.1	22
As a % of Protective Packaging net sales	14.3%	13.5%		13.8%	12.5%
Other	2.7	4.8	(44)	13.3	10.5	27
As a % of Other net sales	3.4%	5.9%		5.3%	4.4%

Total segments and other	147.2	131.1	12%	400.6	369.4	8%
As a % of net sales	13.0%	12.1%		12.2%	11.9%
Restructuring and other charges(1)	0.1	0.9	(89)	0.4	1.2	(67)

Total operating profit	$147.1	$130.2	13%	$400.2	$368.2	9%

As a % of net sales	13.0%	12.1%		12.2%	11.9%

(1)
The amounts primarily represent charges associated with the implementation of our global manufacturing strategy, primarily in our Food Packaging segment. See "Global Manufacturing Strategy and 2008 Cost Reduction and Productivity Program," above for further discussion of restructuring and other charges.

  Food Packaging Segment Operating Profit

  Third Quarter of 2010 compared with 2009

        The increase in operating profit in the third quarter of 2010 compared with the same period in 2009 was primarily due to the favorable impacts of the increase in unit volumes and product price/mix, both mentioned above. Also contributing to this segment's increase in operating profit were lower marketing, administrative and development expenses as a percentage of net sales, which include the impact of lower provisions for variable incentive compensation expenses mentioned above. These factors were partially offset by higher average petrochemical-based raw material expenditures of approximately $10 million.

  First Nine Months of 2010 compared with 2009

        This segment's operating profit remained flat in the first nine months of 2010 compared with the same period in 2009. This was primarily due to higher average petrochemical-based raw material expenditures of approximately $35 million and the unfavorable product price/mix, which reflected the delayed timing of contract pricing adjustments for resin costs, mentioned above. These factors fully offset the favorable impacts of the increase in unit volumes and lower marketing, administrative and development expenses as a percentage of net sales, which include the impact of lower provisions for variable incentive compensation expenses, mentioned above.

  Food Solutions Segment Operating Profit

  Third Quarter of 2010 compared with 2009

        The increase in operating profit in the third quarter of 2010 compared with the same period in 2009 was primarily due to the favorable impacts of the increase in unit volumes and product price/mix, both mentioned above. Also contributing to this segment's increase in operating profit were lower marketing, administrative and development expenses as a percentage of net sales, which include the impact of lower provisions for variable incentive compensation expenses mentioned above. These factors were partially offset by higher average petrochemical-based raw material expenditures of approximately $5 million.

  First Nine Months of 2010 compared with 2009

        The increase in operating profit in the first nine months of 2010 compared with the same period in 2009 was primarily due to the favorable impacts of the increase in unit volumes and product price/mix, both mentioned above. Also contributing to this segment's increase in operating profit were lower marketing, administrative and development expenses as a percentage of net sales, which include the impact of lower provisions for variable incentive compensation expenses mentioned above. These factors were partially offset by higher average petrochemical-based raw material expenditures of approximately $25 million.

  Protective Packaging Segment Operating Profit

  Third Quarter of 2010 compared with 2009

        The increase in operating profit in the third quarter of 2010 compared with the same period in 2009 was primarily due to the favorable impact of the increase in unit volumes mentioned above. Also contributing to this segment's increase in operating profit were lower marketing, administrative and development expenses as a percentage of net sales, which include the impact of lower provisions for variable incentive compensation expenses mentioned above. These factors were partially offset by higher average petrochemical-based raw material expenditures of approximately $8 million.

  First Nine Months of 2010 compared with 2009

        The increase in operating profit in the first nine months of 2010 compared with the same period in 2009 was primarily due to the favorable impact of the increase in unit volumes mentioned above. Also contributing to this segment's increase in operating profit were lower marketing, administrative and development expenses as a percentage of net sales, which include the impact of lower provisions for variable incentive compensation expenses mentioned above. These factors were partially offset by higher average petrochemical-based raw material expenditures of approximately $30 million.

  Other Operating Profit

  Third Quarter of 2010 compared with 2009

        The decrease in operating profit in the third quarter of 2010 compared with the same period in 2009 was primarily due to the unfavorable impact of lower unit volumes in Asia due to pre-buying in China in the first quarter of 2010 mentioned above. Also contributing to the decrease in operating profit was higher average petrochemical-based raw material expenditures of approximately $2 million. These factors were partially offset by the favorable impacts of higher unit volume growth in other regions and product price/mix, both mentioned above.

  First Nine Months of 2010 compared with 2009

        The increase in operating profit in the first nine months of 2010 compared with the same period of 2009 was primarily due to the favorable impact from the increases in unit volumes mentioned above, partially offset by higher average petrochemical-based raw material expenditures of approximately $10 million.

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

        Interest expense for the 2010 and 2009 periods was as follows:

	Third Quarter of			First Nine Months of
			2010 vs. 2009 Change			2010 vs. 2009 Change
	2010	2009		2010	2009
Interest expense on the amount payable for the Settlement agreement	$10.3	$9.7	$0.6	$30.8	$29.2	$1.6
Interest expense on our senior notes:
5.625% Senior Notes due July 2013	5.4	5.4	—	16.4	16.4	—
12% Senior Notes due February 2014	7.8	8.7	(0.9)	23.7	23.1	0.6
7.875% Senior Notes due June 2017, issued June 2009	8.3	8.2	0.1	24.8	9.3	15.5
6.875% Senior Notes due July 2033	7.7	7.8	(0.1)	23.2	23.2	—
3% Convertible Senior Notes redeemed July 2009	—	0.8	(0.8)	—	8.0	(8.0)
6.95% Senior Notes matured May 2009	—	—	—	—	3.6	(3.6)
Other interest expense	1.8	2.4	(0.6)	6.2	7.2	(1.0)
Less: capitalized interest	(0.6)	(1.1)	0.5	(2.7)	(5.4)	2.7

Total	$40.7	$41.9	$(1.2)	$122.4	$114.6	$7.8

Net Gains on Sale (Other-Than-Temporary Impairment) of Available-for-Sale Securities

        In 2010, we sold four of our five auction rate security investments. These four investments had a combined total original cost of $32.7 million. Beginning in the second half of 2007 through the date of sale of these four securities in the second and third quarters of 2010, we recognized other-than-temporary impairments for cumulative pre-tax losses of $29.6 million. Total proceeds received on the sale of these four securities in 2010 were $6.2 million, resulting in gains of $3.1 million in 2010. These gains reduced our total cumulative pre-tax losses on these investments to $26.5 million ($16.7 million, net of taxes).

        At September 30, 2009, our valuation of some of our auction rate security investments resulted in the recognition of other-than-temporary impairment of $3 million, which was recorded in the third quarter of 2009.

        The estimated fair value of our remaining auction rate security investment at September 30, 2010 was approximately $10 million. See Note 5, "Available-for-Sale Investments," for further discussion.

Foreign Currency Exchange (Losses) Gains Related to Venezuelan Subsidiary

        The foreign currency exchange gains and losses we recorded in 2010 for our Venezuelan subsidiary were the result of two factors: 1) the significant changes in the exchange rates used to settle Bolivar-denominated transactions and 2) the significant changes in the exchange rates used to remeasure our Venezuelan subsidiary's financial statements at the balance sheet dates. We believe these gains and losses are attributable to an unpredictable foreign currency environment in Venezuela. As a result, we have excluded these gains and losses and we will exclude future non-operating gains and/or losses relating to our Venezuelan subsidiary from our non-U.S. GAAP adjusted diluted net earnings per common share until such time that we believe the foreign exchange environment in Venezuela stabilizes. See "Venezuela," in "Foreign Exchange Rates," of Item 3, Quantitative and Qualitative Disclosures About Market Risk, for further discussion on Venezuela.

Loss on Debt Redemption

        In the third quarter of 2009, the Company redeemed all $431.3 million of its 3% Convertible Senior Notes due 2033 and recorded a $3 million pre-tax loss. This loss represented a 0.429% call premium of $2 million and a write-down of the remaining debt issuance costs related to the issuance of these senior notes in July 2003 of $1 million.

Other Expense, net

        See Note 17, "Other Expense, net," for the components and discussion of other expense, net.

Income Taxes

        Our effective income tax rate was 27.5% for the third quarter of 2010 and 28.0% for the first nine months of 2010. Our effective income tax rate was 23.6% for the third quarter of 2009 and 26.2% for the first nine months of 2009.

        For the third quarter and first nine months of 2010 and 2009, our effective income tax rate was lower than the statutory U.S. federal income tax rate of 35% primarily due to our lower net effective income tax rate on foreign earnings and our domestic manufacturing deduction, partially offset by U.S. state income taxes.

        For the third quarter and first nine months of 2009, our effective income tax rate was also lower than the statutory U.S. federal income tax rate of 35% primarily due to our lower net effective income tax rate on foreign earnings and the utilization of income tax credits for which no benefit had previously been recognized, partially offset by an increase in reserves relating to uncertain tax positions and U.S. state income taxes.

        Our expected full year 2010 effective income tax rate is approximately 28%, without taking into account any benefit from certain U.S. tax credits that expired at December 31, 2009 and have not been extended. We estimate that our effective income tax rate for first nine months of 2010 would have been, and for the full year will be, approximately 27% if certain U.S. tax credits are extended retroactively.

Diluted Net Earnings per Common Share

        The following table presents a reconciliation of U.S. GAAP diluted net earnings per common share to non-U.S. GAAP adjusted diluted net earnings per common share for the 2010 and 2009 periods.

	Third Quarter of		First Nine Months of
	2010	2009	2010	2009
U.S. GAAP diluted net earnings per common share	$0.43	$0.34	$1.15	$0.99
Net earnings effect resulting from the following:
Add / (less): Foreign currency exchange losses (gains) related to Venezuelan subsidiary, net of tax (benefit) provision of $(0.4) for the three months ended September 30, 2010 and $2.2 for the nine months ended September 30, 2010	0.01	—	(0.02)	—
Add: Global manufacturing strategy and restructuring and other charges, net of income tax benefits of $1.1 for the three months ended September 30, 2009, $1.1 for the nine months ended September 30, 2010 and $2.9 for the nine months ended September 30, 2009	—	0.02	0.01	0.03
(Less) / add: (Gains on sale) other-than-temporary impairment of available-for-sale securities, net of income tax provision (benefit) of $0.8 for the three months ended September 30, 2010, $(1.2) for the three months ended September 30, 2009, $0.9 for the nine months ended September 30, 2010 and $(1.2) for the nine months ended September 30, 2009	(0.01)	0.01	(0.01)	0.01
Add: Loss on debt redemption, net of income tax benefit of $1.3	—	0.01	—	0.01

Non-U.S. GAAP adjusted diluted net earnings per common share	$0.43	$0.38	$1.13	$1.04

        See Note 16, "Net Earnings Per Common Share," for further details on the calculation of U.S. GAAP basic and diluted net earnings per common share.

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

  •
  an analysis of our historical cash flows and changes in working capital in the first nine months of 2010;

  •
  an updated description of our derivative financial instruments; and

  •
  a description of changes in our stockholders' equity in the first nine months of 2010.

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

        We currently expect to fund this payment by using accumulated cash and cash equivalents and future cash flows from operations. The cash payment of $512.5 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. We have recorded this accrued interest in Settlement agreement and related accrued interest on our condensed consolidated balance sheets, and these amounts were $265 million at September 30, 2010 and $234 million at December 31, 2009. The total liability balance on our condensed consolidated balance sheets was $778 million at September 30, 2010 and $747 million at December 31, 2009. In addition, the Settlement agreement provides for the issuance of 18 million shares of our common stock. Since the impact of issuing these shares is dilutive, under U.S. GAAP, they have been included in our calculation of diluted net earnings per common share.

        Tax benefits resulting from the payment made under the Settlement agreement, which are currently recorded as deferred tax assets on our condensed consolidated balance sheets, are anticipated to provide approximately $350 million of current and future cash tax benefits subsequent to the payment under the Settlement agreement. The amount and timing of future cash tax benefits could vary, depending on the amount of cash paid by us and various facts and circumstances at the time of payment under the Settlement agreement, including the price of our common stock, our tax position and the applicable tax codes.

        As mentioned in "2010 Outlook" above, our full year 2010 diluted net earnings per common share guidance continues to exclude the payment of the Settlement agreement, as the timing is unknown. Payment under the Settlement agreement is expected to be accretive to our post-payment diluted net earnings per common share by approximately $0.12 to $0.14 annually. This range primarily represents the accretive impact on our net earnings from ceasing to accrue any future interest on the settlement amount following the payment.

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

        We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, including all of the items mentioned above, and the cash payment under the Settlement agreement should it become payable within the next 12 months.

  Cash and Cash Equivalents

        The following table summarizes our accumulated cash and cash equivalents:

	September 30, 2010	December 31, 2009
Cash and cash equivalents	$761.8	$694.5

        See "Analysis of Historical Cash Flows" below.

  Lines of Credit

        At September 30, 2010, there were no amounts outstanding under our global or European credit facilities, and we did not utilize these facilities in 2010.

        Further information about our lines of credit, our outstanding long-term debt and the related financial covenants and limitations is provided in Note 10, "Debt and Credit Facilities."

  Accounts Receivable Securitization Program

        See Note 6, "Accounts Receivable Securitization Program," for information concerning this program.

  Debt Ratings

        Our cost of capital and ability to obtain external financing may be affected by our debt ratings, which the credit rating agencies review periodically. The Company and our long-term senior unsecured debt are currently rated BB+ (stable outlook) by Standard & Poor's. This rating is considered non-investment grade. The Company and our long-term senior unsecured debt are currently rated Baa3 by Moody's. This rating is considered investment grade. On May 4, 2010, Moody's revised our ratings outlook to stable from negative. If our credit ratings are downgraded, there could be a negative impact on our ability to access capital markets and borrowing costs could increase. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

Analysis of Historical Cash Flows

        Changes in our consolidated cash flows in the 2010 and 2009 periods were as follows:

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$289.2	$358.7
Net cash used in investing activities	(56.9)	(57.3)
Net cash (used in) provided by financing activities	(148.5)	48.2

  Net Cash Provided by Operating Activities

        Net cash provided by operating activities of $289 million for the nine months ended September 30, 2010 was primarily attributable to net income adjusted for non-cash items of $336 million, which included depreciation and amortization and share-based compensation expenses of $136 million. The changes in operating assets and liabilities resulted in a net cash usage of $47 million. This use was primarily due to cash used for inventories of $62 million, which was primarily due to higher inventory levels in North America and Europe mainly in our food businesses. These higher inventory levels reflected the rise in average petrochemical-based raw material costs in 2010 and a build up in inventories in anticipation of increased sales volumes from normal seasonality in these businesses.

        Net cash provided by operating activities of $359 million for the nine months ended September 30, 2009 was primarily attributable to net income adjusted for non-cash items of $311 million, which included depreciation and amortization and share-based compensation expenses of $135 million. The changes in operating assets and liabilities resulted in a net cash source of $48 million, primarily due to:

  •
  a decline in receivables, net, of $98 million, primarily attributable to the impact of lower net sales in 2009 and, to a lesser extent, improved collections in 2009; and

  •
  a decline in inventories of $69 million primarily due to maintaining lower inventory levels due to the decline in sales volumes and the decline in average petrochemical-based raw material costs experienced in 2009;

        partially offset by:

  •
  use of available cash of $80 million to fund the repurchase of receivable interests in 2009; and

  •
  cash used for accounts payable of $56 million primarily due to the timing of payments.

  Net Cash Used in Investing Activities

        Net cash used in investing activities was $57 million in the first nine months of 2010 primarily due to capital expenditures for property and equipment. Our capital expenditures in 2010 include the use of $12 million of available cash to fund the purchase of our new manufacturing facility in Brazil to expand our capacity. We anticipate additional capital expenditures related to this facility through 2011. In 2010, we also used $8 million of available cash to fund the completion of a small acquisition.

        Net cash used in investing activities was also $57 million in the first nine months of 2009 primarily due to capital expenditures for property and equipment. During 2009, we completed the construction phase of GMS with the opening of our manufacturing plant in Poland.

        We expect to continue to invest capital as we deem appropriate to expand our business, to maintain or replace depreciating property, plant and equipment, to acquire new manufacturing technology and to improve productivity and sales growth. Taking into account the completion of the construction phase of GMS in 2009 and our investment in a new facility in Brazil in April 2010, we now expect total capital expenditures in 2010 to be in the range of $80 million to $90 million. This range is comparable to the level of capital expenditures incurred prior to implementing GMS in 2006. This projection is based upon our capital expenditure budget for 2010, the status of approved but not yet completed capital projects, anticipated future projects and historic spending trends.

  Net Cash (Used in) Provided By Financing Activities

        Net cash used in financing activities was $149 million in the first nine months of 2010 primarily due to the repayment of amounts outstanding under our European credit facility of $64 million in January 2010 and the payment of our quarterly dividends of $59 million.

        Net cash provided by financing activities was $48 million in the first nine months of 2009 primarily due to the receipt of net proceeds of $684 million from our issuances of $300 million of 12% Senior Notes in February 2009 and $400 million of 7.875% Senior Notes in June 2009. The net cash provided by these issuances was partially offset by the redemption of the 3% Convertible Senior Notes with a face value of $431.3 million in July 2009, the retirement of our remaining outstanding $136.7 million of 6.95% Senior Notes in May 2009 and dividend payments of $57 million.

Changes in Working Capital

	September 30, 2010		December 31, 2009		Increase
Working capital (current assets less current liabilities)	$774.5		$639.6		$134.9
Current ratio (current assets divided by current liabilities)	1.5	x	1.4	x
Quick ratio (current assets, less inventories divided by current liabilities)	1.2	x	1.1	x

        The 21% increase in working capital in the first nine months of 2010 was primarily due to the following factors:

  •
  net cash flows from operations of $289 million; and

  •
  a net positive impact from foreign currency translation on working capital of $11 million;

        partially offset by:

  •
  the repayment of amounts outstanding under our European credit facility of $64 million;

  •
  net cash flows used in investing activities of $57 million, primarily for capital expenditures; and

  •
  cash used for the payment of our quarterly dividends of $59 million.

Derivative Financial Instruments

  Interest Rate Swaps

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, "Derivatives and Hedging Activities," under the caption "Interest Rate Swaps" is incorporated herein by reference.

  Foreign Currency Forward Contracts

        At September 30, 2010, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.

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

Changes in Stockholders' Equity

        The $198 million, or 9%, increase in stockholders' equity in the first nine months of 2010 was primarily due to the following:

  •
  net earnings of $205 million;

  •
  positive foreign currency translation of $20 million;

  •
  increase in additional paid-in capital of $17 million, primarily due to the recognition of share-based compensation expenses; and

  •
  a decrease in common stock in treasury of $12 million due to the use of treasury shares as part of our 2009 profit-sharing plan contribution;

        partially offset by:

  •
  dividends paid and accrued on our common stock of $60 million.

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

Available-for-Sale Investments

        At September 30, 2010, we had one remaining auction rate security investment, which continues to be exposed to market risk related to changes in conditions in the U.S. financial markets and in the financial condition of the security's issuer. This security historically was re-auctioned every twenty-eight days, which had provided a liquid market for it. However, as a result of continuing liquidity concerns in the U.S. for this type of asset-backed security, every auction held by the issuer since late 2007 has failed. This investment had an original cost of $12.0 million and an estimated fair value of $10.1 million at September 30, 2010.

        We continue to monitor developments in the market for auction rate securities. If credit or liquidity conditions relating to this security or the issuer worsen, we may recognize additional other-than-temporary impairments, which would result in the recognition of additional losses on our condensed consolidated statement of operations.

        See Note 5, "Available-for-Sale Investments," for further details.

Interest Rates

        From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates.

        At September 30, 2010, we had outstanding interest rate swaps, but no outstanding collars or options.

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, "Derivatives and Hedging Activities," under the caption "Interest Rate Swaps" is incorporated herein by reference.

        See Note 12, "Fair Value Measurements and Other Financial Instruments," for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% decrease in interest rates would result in an increase of $56 million in the fair value of the total debt balance at September 30, 2010. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.

Foreign Exchange Rates

  Operations

        As a large, global organization, we face exposure to changes in foreign currency exchange rates. These exposures may change over time as business practices evolve and could materially impact our consolidated financial position or results of operations in the future. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, above for the impacts foreign currency translation had on our operations.

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

        From time to time during 2010 our access to the official exchange rate was restricted. However, as of September 30, 2010, we had access to the Foreign Exchange Administrative Board ("CADIVI") in Venezuela. Therefore, as of September 30, 2010, we have re-measured the net bolivar-denominated monetary assets of approximately $20 million of our Venezuelan subsidiary using the official exchange rate of 4.3 bolivars per U.S. dollar. At September 30, 2010, we settled transactions at the official exchange rate. Also at September 30, 2010, our Venezuelan subsidiary had a negative cumulative translation adjustment balance included in stockholder's equity of approximately $46 million.

        As a result of the changes in the exchange rates upon settlement of bolivar-denominated transactions and upon the remeasurement of our Venezuelan subsidiary's financial statements, we recognized net losses of $1 million in the third quarter of 2010 and net gains of $7 million in the first nine months of 2010.

        For the first nine months of 2010, less than 1% of our consolidated net sales were derived from our business in Venezuela and approximately 2% of our consolidated operating profit was derived from our business in Venezuela.

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

  Foreign Currency Forward Contracts

        We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at September 30, 2010 would have caused us to pay approximately $25 million to terminate these contracts.

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

        We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure due to foreign exchange rates and interest rate and currency swaps related to access to additional sources of international financing. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At September 30, 2010, we had no foreign exchange options and currency swap agreements outstanding.

  Outstanding Debt

        Our outstanding debt is generally denominated in the functional currency of the borrowing subsidiary. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $27 million at September 30, 2010 and $109 million at December 31, 2009.

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

        Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was $2 million in the third quarter of 2010 and $6 million in the first nine months of 2010, nominal in the third quarter of 2009 and $4 million for the first nine months of 2009. Allowance for doubtful accounts was $21 million at September 30, 2010 and $18 million at December 31, 2009.

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

Changes in Internal Control over Financial Reporting

        There has not been any change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

        The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, "Commitments and Contingencies," of Notes to Condensed Consolidated Financial Statements is incorporated herein by reference. See also Part I, Item 3, "Legal Proceedings," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and Part II, Item 1, "Legal Proceedings," of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010, as well as the information incorporated by reference in those items.

Item 1A.    Risk Factors.

        See Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

Cautionary Notice Regarding Forward-Looking Statements

        The SEC encourages companies to disclose forward-looking statements so that investors can better understand a company's future prospects and make informed investment decisions. Some of our statements in this report, in documents incorporated by reference into this report and in our future oral and written statements, may be forward-looking. These statements reflect our beliefs and expectations as to future events and trends affecting our business, our consolidated financial position and our results of operations. These forward- looking statements are based upon our current expectations concerning future events and discuss, among other things, anticipated future financial performance and future business plans. Forward-looking statements are identified by such words and phrases as "anticipates," "believes," "could be," "estimates," "expects," "intends," "may," "plans to," "should," "will" and similar expressions. Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements.

        The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: the implementation of our Settlement agreement regarding the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against the Company arising from a 1998 transaction with W. R. Grace & Co.; general economic conditions, particularly as they affect packaging use; credit ratings; changes in raw material pricing and availability; changes in energy costs; competitive conditions and contract terms; currency translation and devaluation effects, including in Venezuela; the success of our growth, profitability and manufacturing strategies and our cost reduction and productivity efforts; the effects of animal and food-related health issues; pandemics; environmental matters; regulatory actions and legal matters; and the other information referenced above under Item 1A, "Risk Factors." Except as required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

  (c)
  Issuer Purchases of Equity Securities

        On August 9, 2007, we announced that our Board of Directors had approved a share repurchase program, authorizing us to repurchase in the aggregate up to 20 million shares of our issued and outstanding common stock, par value $0.10 per share. This program replaced our prior share repurchase program, which we have terminated. During the quarter ended September 30, 2010, we did not repurchase any shares of our common stock pursuant to our publicly announced program. Through

September 30, 2010, we had repurchased 4,024,400 shares of our common stock under the current program, leaving 15,975,600 shares of common stock authorized for repurchase under the program. The program has no set expiration date.

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
31.1	Certification of William V. Hickey pursuant to Rule 13a-14(a), dated November 8, 2010.
31.2	Certification of David H. Kelsey pursuant to Rule 13a-14(a), dated November 8, 2010.
32	Certification of William V. Hickey and David H. Kelsey, pursuant to 18 U.S.C. § 1350, dated November 8, 2010.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEALED AIR CORPORATION
Date: November 8, 2010	By:	/s/ JEFFREY S. WARREN Jeffrey S. Warren Controller (Duly Authorized Executive Officer and Chief Accounting Officer)