Form 10-K
period 2010-12-31
SEALED AIR CORP/DE
filed 2011-02-25
CIK 1012100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3,206,000,000, based on the closing sale price as reported on the New York Stock Exchange.

There were 159,305,507 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of January 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2011 Annual Meeting of Stockholders, to be held on May 18, 2011, are incorporated by reference into Part III of this Form 10-K.

SEALED AIR CORPORATION AND SUBSIDIARIES

i

PART I

Item 1.	Business

For over fifty years, Sealed Air Corporation has been a leading global innovator and manufacturer of a wide range of packaging and performance-based materials and equipment systems that serve an array of food, industrial, medical and consumer applications. As a leading provider in the applications we serve, we differentiate ourselves through our:

•	extensive global reach, by which we leverage our strengths across our 52-country footprint;

•	expertise in packaging sales, service, engineering and food science;

•	leading brands, such as our Bubble Wrap® brand cushioning, Jiffy® protective mailers, Instapak® foam-in-place systems and Cryovac® packaging technology;

•	technology leadership with an emphasis on proprietary technologies; and

•	total systems offering that includes specialty materials, equipment systems and services.

Our operations generate approximately 54% of our revenue from outside the United States and approximately 16% of our revenue from developing regions. These developing regions are Africa, Central and Eastern Europe, China, Commonwealth of Independent States, India, Latin America, Middle East and Southeast Asia.

We conduct substantially all of our business through two direct wholly-owned subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US). These two subsidiaries, directly and indirectly, own substantially all of the assets of the business and conduct operations themselves and through subsidiaries around the world. Throughout this Annual Report on Form 10-K, when we refer to “Sealed Air,” the “Company,” “we,” “us” or “our,” we are referring to Sealed Air Corporation and all of our subsidiaries, except where the context indicates otherwise. Also, when we cross reference to a “Note,” we are referring to our “Notes to Consolidated Financial Statements,” unless the context indicates otherwise.

Our Business Strategies

Our business is growth oriented, with goals of 5% to 6% average annual organic sales growth (volume and product price/mix) and a 15% operating profit margin by the 2012/2013 timeframe.

The key strategic priorities developed to achieve these goals are:

•	Innovation leadership with ongoing solution and service development: We continue to expand our presence in both existing and new end market applications by focusing on innovative solutions that bring measurable value to our customers and to end-consumers. Our distinctive systems approach accommodates ongoing innovation in differentiated materials, products and equipment systems, as well as integrated packaging solutions and other services.

•	Growth in developing regions: With an international focus and extensive geographic footprint, we will leverage our broad portfolio and strengths in innovation to grow in developing regions. Urbanization, global trade, increased protein consumption and the conversion to safe and hygienic packaged goods are key secular trends present in developing regions.

•	Focus on cash flow and return on assets: We focus on generating substantial operating cash flow so that we may continue investing in innovative research and development in the business and its strategies, and return capital to stockholders.

•	Optimize processes and operations to maximize profitability: We are focused on deriving greater supply chain efficiencies by leveraging scale, optimizing processes and reducing complexity and costs.

•	Sustainability: Our global Smartlifetm initiative highlights our focus and dedication to responsible management of our business, to minimizing risks and being good stewards of the environment and to the communities we live in and serve. We focus on source reduction, recyclability and the growing use of renewable content, as well as efficient use of energy and other resources through the entire life cycle of our products: from in-house manufacturing through to the waste stream.

•	Develop our people: A core strength is our people. We will grow our business through ongoing development of key skills in a diverse workforce that abides by our Code of Conduct.

Segments

We report our business publicly in four parts: three reportable segments and an “Other” category.

Our reportable segments are:

1. Food Packaging;

2. Food Solutions; and

3. Protective Packaging, which includes Shrink Packaging.

Our Other category includes:

(a) Specialty Materials;

(b) Medical Applications; and

(c) New Ventures.

Information concerning our reportable segments, including net sales, depreciation and amortization, operating profit and assets, appears in Note 3, “Segments”.

Descriptions of the Reportable Segments and Other Category

We offer a broad range of solutions across leading brands worldwide. Approximately 60% of our total net sales in each of the three years ended December 31, 2010 were in our food businesses, while approximately 30% of our total net sales were in our industrial packaging businesses (Protective Packaging segment and Specialty Materials business). The balance of our net sales has been primarily in our Medical Applications business.

Food Packaging

In this segment, we focus on the automated packaging of perishable foods, predominantly fresh and processed meats and cheeses. Our products are sold primarily to food processors, distributors, supermarket retailers and foodservice businesses. We market these products mostly under the Cryovac® trademark. This segment’s growth opportunities are targeted toward developments in technologies that enable our customers to package and ship their meat and cheese products effectively through their supply chain. These technologies focus on automation and packaging integration solutions, innovation in material science and expansion of the sale of our products into developing regions, where consumers continue to increase their protein consumption and are transitioning to packaged products.

Our Food Packaging segment offerings include:

•	shrink bags to vacuum package many fresh food products, including beef, lamb, pork, poultry and seafood, as well as cheese and smoked and processed meats;

•	packaging materials for cook-in applications, predominately for deli and foodservice businesses;

•	a wide range of laminated and coextruded rollstock packaging materials utilized in thermoforming and form, fill and seal applications, providing an effective packaging option for a variety of fresh meat, smoked and processed meat, seafood, poultry and cheese applications;

•	packaging trays; and

•	associated packaging equipment and systems, including bag loaders, dispensers and vacuum chamber systems.

Some of our more recent product offerings in this segment are:

•	Oven Easetm ovenable bag for bone-in or boneless meat and poultry products;

•	Cryovac Roboloader® system, which combines a product-detecting conveyor, which measures a product’s width, and, using a robotic arm, selects and opens the corresponding bag for the product’s size from one of up to six dispensing units;

•	PakFormancetm integrated packaging solutions — systems combining hardware, software, equipment and services that give food processors control and oversight of the food packaging process;

•	Multi-Seal® package, an easy open and reclosable deli package;

•	Freshness Plus® oxygen scavenging systems and odor scavenging materials;

•	Cryovac Grip & Tear® bags, easy-open end-seal bags for fresh meats, poultry, and smoked and processed products;

•	Cryovac® BL145 and BL175 automatic loaders for roll-serrated bags and equipment systems for rollstock form fill shrink materials, which provide labor saving opportunities for fresh meat and smoked and processed meat applications; and

•	Cryovac® CNP310 heavy bags for post-packaging pasteurization of smoked and processed products.

Food Solutions

In this segment, we target advanced food packaging technologies that provide consumers convenient access to fresh, consistently prepared, high-quality meals, either from foodservice outlets or from expanding retail cases at grocery stores. We sell the products in this reportable segment primarily to food processors, distributors, supermarket retailers and foodservice businesses. Our trademarks in this segment include Cryovac®, Simple Steps® and Darfresh®. This segment’s growth strategy is focused on developing convenience-oriented solutions through material science and innovative end applications that serve both consumers and the commercial chef.

Our Food Solutions segment offerings include:

•	case-ready packaging offerings that are utilized in the centralized packaging of various proteins, including beef, lamb, poultry, smoked and processed meats, seafood and cheese, for retail sale at the consumer level;

•	ready meals packaging, including our Simple Steps® package, a microwavable package designed with vacuum skin packaging technology and a unique self-venting feature, as well as our flex-tray-flex package, which is an oven-compatible package that utilizes skin-pack technology;

•	vertical pouch packaging systems for packaging flowable food products, including soups, sauces, salads, meats, toppings and syrups, including film and filling equipment systems for products utilizing hot and ambient, retort and aseptic processing methods;

•	packaging solutions for produce, bakery goods and pizza, including our Cryovac PizzaFresh® offering;

•	Entapack® intermediate bulk container products, which are used in the food, beverage and industrial processing industries for storage and transportation of primarily liquid material;

•	foam and solid plastic trays and containers that customers use to package a wide variety of food products;

•	absorbent products used for food packaging, such as our Dri-Loc® absorbent pads; and

•	related packaging equipment systems, including vertical pouch packaging systems and vacuum chamber systems.

Some of our more recent new product offerings in this segment are:

•	Cryovac® BDF® Soft, a high performance barrier over-wrap film;

•	Cryovac® Darfresh® Ultra, an extended shelf life skin packaging system;

•	Cryovac® Flavour Marktm packaging materials and systems for shelf stable applications;

•	Cryovac® Permelidtm lid materials for applications requiring high oxygen transmission; and

•	Cryovac® new generation Darfresh® XT, a high performance skin top web.

Outsourced Products

Approximately 17% of the products we sell in this segment are fabricated by other manufacturers and are referred to as outsourced products. The largest category of outsourced products is foam and solid plastic trays and containers fabricated in North America, Europe and Asia. We also outsource the manufacture of selected equipment. We have strategically opted to use third-party manufacturers for technically less complex products in order to offer customers a broader range of solutions. We have benefited from this strategy with increased net sales and operating profit requiring minimal capital expenditures. See “Outsourced Products,” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information. Our Food Packaging and Protective Packaging segments also sell outsourced products, but they represent a much smaller percent of their revenue.

Protective Packaging

This segment comprises our core protective packaging technologies and solutions aimed at traditional industrial applications as well as consumer-oriented packaging solutions. We aggregate our protective packaging products and shrink packaging products into our Protective Packaging segment for reporting purposes. We sell products in this segment primarily to distributors and manufacturers in a wide variety of industries as well as to retailers and to e-commerce and mail order fulfillment firms. This segment’s growth is focused on providing a broader range of protective packaging products and solutions worldwide by focusing on advancements in material science, automation, and the development of reliable customer equipment. We target markets that serve both developed and developing regions.

Our Protective Packaging segment offerings include:

•	Bubble Wrap® brand and AirCap® brand air cellular packaging materials, which employ a “barrier layer” that retains air for longer lasting protection, forming a pneumatic cushion to protect products from damage through shock or vibration during shipment;

•	Cryovac®, Opti® and CorTuff® polyolefin performance shrink films for product display, bundling and merchandising applications, which customers use to “shrink-wrap” a wide assortment of industrial, consumer, and food products;

•	Shanklin® and Opti® shrink packaging equipment systems;

•	Instapak® polyurethane foam packaging systems, which consist of proprietary blends of polyurethane chemicals, high performance polyolefin films and specially designed dispensing equipment that provide protective packaging for a wide variety of applications;

•	Jiffy® mailers and bags, including lightweight, tear-resistant mailers lined with air cellular cushioning material that are marketed under the Jiffylite® and TuffGard® trademarks, Jiffy® padded mailers made from recycled kraft paper padded with macerated recycled newspaper, and Jiffy® ShurTuff® bags composed of multi-layered polyolefin film;

•	PackTiger® paper cushioning system, a versatile high-speed paper packaging solution that includes both recycled paper and automated dispensing equipment;

•	Kushion Kraft®, Custom Wraptm, Jiffy Packer® and Void Krafttm paper packaging products;

•	Korrvu® suspension and retention packaging;

•	inflatable packaging systems, including our Fill-Air® inflatable packaging system, which converts rolls of polyethylene film into continuous perforated chains of air-filled cushions, our Fill-Air® RF system, which consists of a compact, portable inflator and self-sealing inflatable plastic bags, which is also available in a fully automated model, and our NewAir I.B.® Express packaging system, which provides on-site, on-demand Barrier Bubble® cushioning material;

•	PriorityPak® system, a high-speed product containment and protective packaging solution with advanced sensor technology, used for mail order and internet fulfillment applications;

•	systems that convert some of our packaging materials, such as air cellular cushioning materials, thin polyethylene foam and paper, into sheets of a pre-selected size and quantity; and

•	FillTecktm line of equipment and materials marketed by us for applications requiring on-site production of high performance, air-filled, quilted cushioning material.

Some of our more recent product offerings in this segment are:

•	Cryovac® CT-301®, CT-501tm, and CT-701tm ultra-thin high performance polyolefin shrink films;

•	Cryovac® 360 Shrink Sleeve films sold to converters for shrink labeling and shrink bundling applications in a wide variety of industrial and consumer goods;

•	Instapak Complete® foam-in-bag packaging system, a compact bench-mounted system that incorporates advanced continuous foam tube technology;

•	Instapak® RC45 foam containing 25% renewable content, our first renewable content Instapak® foam formulation;

•	Bubble Wrap® Brand Recycled Grade containing a minimum of 50% pre-consumer recycled content — the highest recycled content air cellular cushioning;

•	Fill-Air Cyclone® inflatable packaging system, which produces high volume void fill packaging materials from a compact footprint;

•	FasFiltm packaging system, which creates void-fill pads from 100% recycled paper;

•	PakNaturaltm loosefill, which is sourced from a renewable material that offers better cushioning performance while remaining cost competitive; and

•	Korrvu® Hybrid retention packaging represents a new design that is more efficient and economical to employ, especially with low profile electronics.

Other

We also focus on growth by utilizing our technologies in new market segments. This category includes specialty materials serving both packaging and non-packaging applications and medical products and applications. Additionally, this category includes several of our new ventures, such as vacuum insulated panels.

Specialty Materials

Our Specialty Materials business seeks to expand our product portfolio and core competencies into specialized and non-packaging applications and new market segments. We sell specialty materials products primarily to fabricators and manufacturers encompassing a wide array of businesses and end uses.

Our Specialty Materials offerings include:

•	Ethafoam®, Stratocell® and Cellu-Cushion® family of foams, which are available in a variety of densities and colors and with a wide range of performance characteristics, including low abrasion, anti-static, formable, moisture barrier, gas barrier, printable, shrinkable and adhesive applications;

•	foams, films and composites for non-packaging markets, including transportation, construction, sports and leisure, and personal care;

•	temperature controlled supply chain products, including our TurboTag® system, a temperature monitoring product for pharmaceutical, biological and food industry customers; and

•	super-insulation products utilizing thermal insulation in the form of vacuum insulated panels that provide energy efficiency for specialized packaging, such as aerospace, pharmaceutical and biological applications, and non-packaging applications.

Two of our newest products in this category are our Ethafoam® HRC (High Recycled Content) polyethylene foam, containing a minimum of 65% pre-consumer recycled content, and our Ethafoam® MRC (Maximum Recycled Content) Polyethylene foam, containing 100% pre-consumer recycled content.

Medical Applications

The goal of our Medical Applications business is to provide solutions offering superior protection and reliability to the medical, pharmaceutical and medical device industries. We sell medical applications products directly to medical device manufacturers and pharmaceutical companies and to the contract packaging firms that supply them.

Our medical applications offerings include:

•	flexible films, tubing and connectors for use in the manufacture of bags and pouches for a wide variety of medical applications including ostomy, IV and solution drug therapies, and medical devices;

•	custom designed, rigid thermoformed packaging materials for medical devices and technical products; and

•	equipment to seal thermoformed trays to lidding materials.

New Ventures

Our New Ventures area includes several development projects that include technologies and solutions sourced from renewable materials, proprietary process technologies that have opportunity for application within our manufacturing processes and for future licensing, as well as equipment systems that offer an automated packaging service for high-volume fulfillment or pick-and-pack operators. Two examples of development projects are our I-Pack® and Ultipack® automated void reduction and containment systems that provide efficient, automated packaging processes that minimize carton sizes and void fill requirements. These systems are being offered as a service and sold using a unique per-package charge model.

Foreign Operations

We operate through our subsidiaries and have a presence in the United States and in the 51 other countries listed below, enabling us to distribute our products in 77 countries.

Americas	Europe, Middle East and Africa		Asia-Pacific

Argentina	Austria	Netherlands	Australia
Brazil	Belgium	Norway	China
Canada	Czech Republic	Poland	India
Chile	Denmark	Portugal	Indonesia
Colombia	Finland	Romania	Japan
Costa Rica	France	Russia	Malaysia
Ecuador	Germany	South Africa	New Zealand
Guatemala	Greece	Spain	Philippines
Mexico	Hungary	Sweden	Singapore
Peru	Ireland	Switzerland	South Korea
Uruguay	Israel	Turkey	Taiwan
Venezuela	Italy	Ukraine	Thailand
	Luxembourg	United Kingdom	Vietnam

In maintaining our foreign operations, we face risks inherent in these operations, such as currency fluctuations, inflation and political instability. Information on currency exchange risk appears in Part II, Item 7A of this Annual Report on Form 10-K, which information is incorporated herein by reference. Other risks attendant to our foreign operations are set forth in Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10-K, which information is incorporated herein by reference. Financial information showing net sales and total long-lived assets by geographic region for each of the three years ended December 31, 2010 appears in Note 3, “Segments,” which information is incorporated herein by reference. We maintain programs to comply with the various laws, rules and regulations related to the protection of the environment that we may be subject to in the many countries in which we operate. See “Environmental Matters,” below.

Employees

As of December 31, 2010, we had approximately 16,100 employees worldwide. Approximately 6,800 of these employees were in the U.S., with approximately 100 of these employees covered by collective bargaining agreements. Of the approximately 9,300 employees who were outside the U.S., approximately 6,300 were covered by collective bargaining agreements. Outside of the U.S., many of the covered employees are represented by works councils or industrial boards, as is customary in the jurisdictions in which they are employed. We believe that our employee relations are satisfactory.

Marketing, Distribution and Customers

At December 31, 2010, we employed approximately 2,300 sales, marketing and customer service personnel throughout the world who sell and market our products to and through a large number of distributors, fabricators, converters, e-commerce and mail order fulfillment firms, and contract packaging firms as well as directly to end-users such as food processors, foodservice businesses, supermarket retailers, pharmaceutical companies, medical device manufacturers and other manufacturers.

To support our food packaging, food solutions and new ventures customers, we operate two food science laboratories and three Packforum® innovation and learning centers that are located in the U.S., France, and China. At Packforum®, we assist customers in identifying the appropriate packaging materials and systems to meet their needs. We also offer ideation services, educational seminars, employee training and customized graphic design services to our customers.

To assist our marketing efforts for our protective packaging products and to provide specialized customer services, we operate 35 industrial package design and development laboratories worldwide within our facilities. These laboratories are staffed by professional packaging engineers and equipped with drop-testing and other equipment used to develop and test cost-effective package designs to meet the particular protective packaging requirements of each customer.

We operate five equipment design centers in three countries that focus on equipment and parts design and innovation to support the development of comprehensive systems solutions. We also provide field technical services to our customers worldwide. These services include system installation, integration and monitoring systems, repair and upgrade, operator training in the efficient use of packaging systems, qualification of various consumable and system combinations, and packaging line layout and design.

Our Medical Applications business offers two cleanroom contract assembly and packaging facilities in two countries, as well as a packaging validation lab. We also operate two equipment and medical device packaging labs in two countries that support customers’ package design needs and packaging equipment systems.

We have no material long-term contracts for the distribution of our products. In 2010, no customer or affiliated group of customers accounted for 10% or more of our consolidated net sales.

Seasonality

Historically, net sales in our food businesses have tended to be slightly lower in the first quarter and slightly higher towards the end of the third quarter through the fourth quarter, due to holiday events. Our Protective Packaging segment has tended to also be slightly lower in the first quarter and higher during the “back-to-school” season in the mid-third quarter and through the fourth quarter due to the holiday shopping season.

Competition

Competition for most of our packaging products is based primarily on packaging performance characteristics, service and price. Since competition is also based upon innovations in packaging technology, we maintain ongoing research and development programs to enable us to maintain technological leadership. We invest approximately double the industry average on research and development as a percentage of net sales per year. There are also other companies producing competing products that are well-established.

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

Raw Materials

Our principal raw materials are polyolefin and other petrochemical-based resins and films, and paper and wood pulp products. These raw materials represent approximately one-third of our consolidated cost of goods sold. We also purchase corrugated materials, cores for rolls of products such as films and Bubble Wrap® brand cushioning, inks for printed materials, and blowing agents used in the expansion of foam packaging products. In addition, we offer a wide variety of specialized packaging equipment, some of which we manufacture or have manufactured to our specifications, some of which we assemble and some of which we purchase from suppliers.

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

Sourcing

We have a centralized supply chain organization, which includes the centralized management of procurement and logistic activities. Our objective is to leverage our global scale to achieve sourcing efficiencies and reduce our total delivered cost across all our regions. We do this while adhering to strategic performance metrics and stringent sourcing practices.

Research and Development Activities

We maintain a continuing effort to develop new products and improve our existing products and processes, including developing new packaging and non-packaging applications using our intellectual property. From time to time, we also acquire and commercialize new packaging and other products or techniques developed by others. Our research and development projects rely on our technical capabilities in the areas of food science, materials science, package design and equipment engineering. We spent $88 million in 2010, $81 million in 2009 and $86 million in 2008 on research and development.

Patents and Trademarks

We are the owner or licensee of an aggregate of over 2,500 United States and foreign patents and patent applications, as well as an aggregate of over 3,000 United States and foreign trademark registrations and trademark applications that relate to many of our products, manufacturing processes and equipment. We believe that our patents and trademarks collectively provide a competitive advantage. As such, each year we continue to file, in the aggregate, an average of 200 United States and foreign patent applications and 200 United States and foreign trademark applications. None of our reportable segments is dependent upon any single patent or trademark alone. Rather, we believe that our success depends primarily on our sales and service, marketing, engineering and manufacturing skills and on our ongoing research and development efforts. We believe that the expiration or unenforceability of any of our patents, applications, licenses or trademark registrations would not be material to our business or consolidated financial position.

Environmental, Health and Safety Matters

As a manufacturer, we are subject to various laws, rules and regulations in the countries, jurisdictions and localities in which we operate. These cover: the safe storage and use of raw materials and production chemicals; the release of materials into the environment; standards for the treatment, storage and disposal of solid and hazardous wastes; or otherwise relate to the protection of the environment. We review environmental, health and safety laws and regulations pertaining to our operations and believe that compliance with current environmental and workplace health and safety laws and regulations has not had a material effect on our capital expenditures or consolidated financial position.

In some jurisdictions in which our packaging products are sold or used, laws and regulations have been adopted or proposed that seek to regulate, among other things, minimum levels of recycled or reprocessed content and, more generally, the sale or disposal of packaging materials. In addition, customer demand continues to evolve for packaging materials that incorporate renewable materials or that are otherwise viewed as being “environmentally sound.” Our new venture activities, described above, include the development of packaging products from renewable resources. We maintain programs designed to comply with these laws and regulations, to monitor their evolution, and to meet this customer demand. One advantage inherent in many of our products is that thin, lightweight packaging solutions reduce waste and transportation costs in comparison to available alternatives. We continue to evaluate and implement new technologies in this area as they become available.

We also support our customers’ interests in eliminating waste by offering or participating in collection programs for some of our products or product packaging and for materials used in some of our products. When possible, materials collected through these programs are reprocessed and either reused in our protective packaging operations or offered to other manufacturers for use in other products. In addition, gains that we have made in internal recycling programs have allowed us to improve our net raw material yield, thus mitigating the impact of resin costs, while lowering solid waste disposal costs and controlling environmental liability risks associated with waste disposal.

Our emphasis on environmental, health and safety compliance provides us with risk reduction opportunities and cost savings through asset protection and protection of employees, for which we are recognized as leaders in our industry. Our website, www.sealedair.com, contains additional detailed information about our corporate citizenship initiatives.

Available Information

Our Internet address is www.sealedair.com. We make available, free of charge, on or through our website at www.sealedair.com, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission.

Item 1A.	Risk Factors

Introduction

Investors should carefully consider the risks described below before making an investment decision. These are the most significant risk factors; however, they are not the only risk factors that you should consider in making an investment decision.

This Annual Report on Form 10-K also contains and may incorporate by reference from our Proxy Statement for our 2011 Annual Meeting of Stockholders, or from exhibits, forward-looking statements that involve risks and uncertainties. See the “Cautionary Notice Regarding Forward-Looking Statements” below. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risks that we face, which are described below and elsewhere in this Annual Report on Form 10-K or in documents incorporated by reference in this report.

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

Weakened global economic conditions have had and may continue to have an adverse impact on our business in the form of lower net sales due to weakened demand, unfavorable changes in product price/mix, or lower profit margins.

During periods of economic recession, there can be a heightened competition for sales and increased pressure to reduce selling prices. If we lose significant sales volume or reduce selling prices significantly, then there could be a negative impact on our consolidated revenue, profitability and cash flows.

Also, reduced availability of credit may adversely affect the ability of some of our customers and suppliers to obtain funds for operations and capital expenditures. This could negatively impact our ability to obtain necessary supplies as well as our sales of materials and equipment to affected customers. This also could result in reduced or delayed collections of outstanding accounts receivable.

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

If the settlement of the asbestos-related claims that we have agreed to (the “Settlement agreement”) is not implemented, we will not be released from the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against us arising from a 1998 transaction with W. R. Grace & Co. We are also a defendant in a number of asbestos-related actions in Canada arising from W. R. Grace & Co.’s activities in Canada prior to the 1998 transaction.

On November 27, 2002, we reached an agreement in principle with the Official Committee of Asbestos Personal Injury Claimants (the “ACC”) and the Official Committee of Asbestos Property Damage Claimants appointed to represent asbestos claimants in the W. R. Grace & Co. (“Grace”) bankruptcy case to resolve all current and future asbestos-related claims made against us and our affiliates. The Settlement agreement will also resolve the fraudulent transfer claims and successor liability claims, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies in connection with the Cryovac transaction. The Cryovac transaction was a multi-step transaction, completed on March 31, 1998, which brought the Cryovac packaging business and the former Sealed Air Corporation’s business under the common ownership of the Company. The parties to the agreement in principle signed the definitive Settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. On June 27, 2005, the U.S. Bankruptcy Court for the District of Delaware, where the Grace bankruptcy case is pending, signed an order approving the definitive Settlement agreement. Although Grace is not a party to the Settlement agreement, under the terms of the order, Grace is directed to comply with the Settlement agreement subject to limited exceptions. On September 19, 2008, Grace, the ACC, the Asbestos PI Future Claimants’ Representative (the “FCR”), and the Official Committee of Equity Security Holders (the “Equity Committee”) filed, as co-proponents, a plan of reorganization (as filed and amended from time to time, the “PI Settlement Plan”) and several exhibits and associated documents, including a disclosure statement (as filed and amended from time to time, the “PI Settlement Disclosure Statement”), with the Bankruptcy Court. As filed, the PI Settlement Plan would provide for the establishment of two asbestos trusts under Section 524(g) of the United States Bankruptcy Code to which present and future asbestos-related claims would be channeled. The PI Settlement Plan also contemplates that the terms of our definitive Settlement agreement will be incorporated into the PI Settlement Plan and that we will pay the amount contemplated by that agreement.

On January 31, 2011, the Bankruptcy Court entered a memorandum opinion (the “Memorandum Opinion”) overruling certain objections to the PI Settlement Plan. On the same date, the Bankruptcy Court entered an order regarding confirmation of the PI Settlement Plan (the “Confirmation Order”). As entered on January 31, 2011, the Confirmation Order contained recommended findings of fact and conclusions of law, and recommended that the U.S. District Court for the District of Delaware (the “District Court”) approve the Confirmation Order, and that the District Court confirm the PI Settlement Plan and issue a channeling injunction under Section 524(g) of the Bankruptcy Code. Thereafter, on February 15, 2011, the Bankruptcy Court issued an order clarifying its Memorandum Opinion and Confirmation Order (the “Clarifying Order”). Among other things, the Clarifying Order provided that any references in the Memorandum Opinion and Confirmation Order to a recommendation that the District Court confirm the PI Settlement Plan were thereby amended to make clear that the PI Settlement Plan was confirmed and that the Bankruptcy Court was requesting that the District Court issue and affirm the Confirmation Order including the injunction under Section 524(g) of the Bankruptcy Code.

If it becomes effective, the PI Settlement Plan may implement the terms of the Settlement agreement, but there can be no assurance that this will be the case notwithstanding the Bankruptcy Court’s confirmation of the PI Settlement Plan. The terms of the PI Settlement Plan remain subject to amendment. Moreover, the PI Settlement Plan is subject to the satisfaction of a number of conditions which are more fully set forth in the PI Settlement Plan and include, without limitation, the availability of exit financing and the approval of the PI Settlement Plan by the District Court. Additionally, various parties have filed notices of appeal or have otherwise challenged the Memorandum Opinion and Confirmation Order, and the PI Settlement Plan may be subject to further appeal or challenge by additional parties. Parties filed a number of objections to the PI Settlement Plan, and some of these objections concerned injunctions, releases and provisions as applied to us and/or that are contemplated by the Settlement agreement. Such parties (or others) may appeal or otherwise challenge the Bankruptcy Court’s Memorandum Opinion and Confirmation Order, or otherwise continue to oppose the PI Settlement Plan.

While the Bankruptcy Court has confirmed the PI Settlement Plan, additional proceedings may be held before the District Court or other courts to consider matters related to the PI Settlement Plan. We do not know whether or when a final plan of reorganization will become effective. Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) is confirmed by the Bankruptcy Court, approved by the District Court, and does become effective, we do not know whether the final plan of reorganization will be consistent with the terms of the Settlement agreement and if the other conditions to our obligation to pay the Settlement agreement amount will be met. If these conditions are not satisfied or not waived by us, we will not be obligated to pay the amount contemplated by the Settlement agreement. However, if we do not pay the Settlement agreement amount, we and our affiliates will not be released from the various claims against us.

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

Since November 2004, the Company and specified subsidiaries have been named as defendants in a number of cases, including a number of putative class actions, brought in Canada as a result of Grace’s alleged marketing, manufacturing or distributing of asbestos or asbestos containing products in Canada prior to the Cryovac transaction in 1998. Grace has agreed to defend and indemnify us and our subsidiaries in these cases. The Canadian cases are currently stayed. A global settlement of these Canadian claims to be funded by Grace has been approved by the Canadian court, and the PI Settlement Plan provides for payment of these claims. We do not have any positive obligations under the Canadian settlement, but we are a beneficiary of the release of claims. The release in favor of the Grace parties (including us) will become operative upon the effective date of a plan of reorganization in Grace’s United States Chapter 11 bankruptcy proceeding. As filed, the PI Settlement Plan contemplates that the claims released under the Canadian settlement will be subject to injunctions under Section 524(g) of the Bankruptcy Code. By its terms, the Canadian settlement will, unless amended, become null and void if a confirmation order in the Grace U.S. bankruptcy proceeding is not granted prior to July 31, 2011. As indicated above, the Bankruptcy Court entered the Confirmation Order on January 31, 2011 and the Clarifying Order on February 15, 2011; however, we can give no assurance that the PI Settlement Plan (or any other plan of reorganization) will be approved by the District Court, or will become effective. Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) is confirmed by the Bankruptcy Court, approved by the District Court, and does become effective, if the final plan of reorganization does not incorporate the terms of the Canadian settlement or if the Canadian courts refuse to enforce the final plan of reorganization in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify us and our subsidiaries in these cases, then we could be required to pay substantial damages, which we cannot estimate at this time and which could have a material adverse effect on our consolidated financial position and results of operations.

For further information concerning these matters, see Note 16, “Commitments and Contingencies,” of Notes to Consolidated Financial Statements under the caption “Cryovac Transaction Commitments and Contingencies.”

A downgrade of our credit ratings could have a negative impact on our costs and ability to access credit markets.

Our cost of capital and ability to obtain external financing may be affected by our debt ratings, which the credit rating agencies review periodically. The Company and our long-term senior unsecured debt are currently rated BB+ (positive outlook) by Standard & Poor’s Financial Services LLC. On November 18, 2010, Standard & Poor’s revised our ratings outlook to positive from stable. This rating is considered non-investment grade. The Company and our long-term senior unsecured debt are currently rated Baa3 by Moody’s Investor Service, Inc. This rating is considered investment grade. On May 4, 2010, Moody’s revised our ratings outlook to stable from negative. If our credit ratings are downgraded, there could be a negative impact on our ability to access capital markets and borrowing costs could increase. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

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

We manufacture and sell food packaging products, among other products. Various health issues affecting the food industry have in the past and may in the future have a negative effect on the sales of food packaging products. In recent years, occasional cases of mad cow disease have been confirmed and incidents of bird flu have surfaced in various countries. Outbreaks of animal diseases may lead governments to restrict exports and imports of potentially affected animals and food products, leading to decreased demand for our products and possibly also to the culling or slaughter of significant numbers of the animal population otherwise intended for food supply. Also, consumers may change their eating habits as a result of perceived problems with certain types of food. These factors may lead to reduced sales of food businesses’ products, which could have a material adverse effect on our consolidated financial position and results of operations.

Concerns about greenhouse gas (GHG) emissions and climate change and the resulting governmental and market responses to these issues could increase costs that we incur and could otherwise affect our consolidated financial position and results of operations.

Numerous legislative and regulatory initiatives have been enacted and proposed in response to concerns about GHG emissions and climate change. We are a manufacturing entity that utilizes petrochemical-based raw materials to produce many of our products, including plastic packaging materials. Increased environmental legislation or regulation could result in higher costs for us in the form of higher raw materials and freight and energy costs. We could also incur additional compliance costs for monitoring and reporting emissions and for maintaining permits. It is also possible that certain materials might cease to be permitted to be used in our processes.

Disruption and volatility of the financial and credit markets could affect our external liquidity sources.

Our principal sources of liquidity are accumulated cash and cash equivalents, short-term investments, cash flow from operations and amounts available under our existing lines of credit, including our global credit facility, our European credit facility, and our accounts receivable securitization program (as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in Part II, Item 7 of this Annual Report on Form 10-K). Our accounts receivable securitization program includes a bank financing commitment that must be renewed annually prior to the expiration date. The bank commitment is scheduled to expire on December 2, 2011. While the bank is not obligated to renew the bank financing commitment, we have negotiated annual renewals since the commencement of the program in 2001.

Additionally, conditions in financial markets could affect financial institutions with which we have relationships and could result in adverse effects on our ability to utilize fully our committed borrowing facilities. For example, a lender under our global credit facility or the European credit facility may be unwilling or unable to fund a borrowing request, and we may not be able to replace such lender.

Covenant restrictions under our credit arrangements may pose a risk.

We have a number of credit facilities, including our global credit facility, our European credit facility, and our accounts receivable securitization program, and debt securities we have issued, to manage liquidity and fund operations (as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in Part II, Item 7 of this Annual Report on Form 10-K). The agreements relating to these facilities and securities generally contain certain restrictive covenants, including the incurrence of additional indebtedness, restriction of liens and sale and leaseback transactions, financial covenants relating to interest coverage, debt leverage and minimum liquidity, and restrictions on consolidation and merger transactions, as well as, in some cases, restrictions on amendments to the Settlement agreement. In addition, amounts available under our accounts receivable securitization program can be impacted by a number of factors, including but not limited to our credit ratings, accounts receivable balances, the creditworthiness of our customers and our receivables collection experience. As a result of some of these factors, the amount available to us under the program has decreased. Although we do not believe that any of these covenants or other restrictive provisions presently materially restricts our liquidity position, a breach of one or more of the covenants or an event that triggers other restrictive provisions could result in material adverse consequences that could negatively impact our business, consolidated results of operations and financial position. This in turn could result in a further decline in amounts available under the accounts receivable securitization program or termination of the program. Such adverse consequences may include the acceleration of amounts outstanding under certain of the facilities, triggering the obligation to redeem certain debt securities, termination of existing unused commitments by our lenders or the bank commitment related to our accounts receivable securitization program, refusal by lenders to extend further credit under one or more of the facilities or to enter into new facilities, or the lowering or modification of our credit ratings.

Strengthening of the U.S. dollar and other foreign currency exchange rate fluctuations could materially impact our consolidated financial position and results of operations.

During 2010, approximately 54% of our sales originated outside the United States. We translate sales and other results denominated in foreign currency into U.S. dollars for our consolidated financial statements. During periods of a strengthening U.S. dollar, our reported international sales and net earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.

Also, while we often produce in the same geographic markets as our products are sold, expenses are more concentrated in the United States compared with sales, so that in a time of strengthening of the U.S. dollar, our profit margins could be reduced. While we use financial instruments to hedge certain foreign currency exposures, this does not insulate us completely from foreign currency effects.

We have recognized foreign exchange gains and losses related to the currency devaluations in Venezuela and its designation as a highly inflationary economy under generally accepted accounting principles in the United States of America, or U.S. GAAP, effective January 1, 2010. See “Foreign Currency Exchange Rate Risk,” of Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for further discussion.

We may use financial instruments from time to time to manage exposure to foreign exchange rate fluctuations, which exposes us to counterparty credit risk for nonperformance. See Note 12, “Derivatives and Hedging Activities,” for further discussion, which is contained in Part II, Item 8 of this Annual Report on Form 10-K.

The full realization of our deferred tax assets, including primarily those related to the Settlement agreement may be affected by a number of factors.

We have deferred tax assets related to the Settlement agreement, other accruals not yet deductible for tax purposes, foreign net operating loss carry forwards and investment tax allowances, employee benefit items, and other items. We have established valuation allowances to reduce those deferred tax assets to an amount that is more likely than not to be realized. Our ability to utilize these deferred tax assets depends in part upon our future operating results. We expect to realize these assets over an extended period. Consequently, changes in tax laws could cause actual results to differ from projections.

Our largest deferred tax asset relates to our Settlement agreement. The value of this asset, which was $368 million at December 31, 2010, may be affected by our tax situation at the time of the payment under the Settlement agreement as well as by the value of our common stock at that time. The deferred tax asset reflects the fair market value of 18 million shares of our common stock at a post-split price of $17.86 per share based on the price when the Settlement agreement was reached in 2002. See Note 15, “Income Taxes,” for further discussion.

Our annual effective income tax rate can materially change as a result of changes in our U.S. and foreign mix of earnings and other factors including changes in tax laws and changes by regulatory authorities.

Our overall effective income tax rate is equal to our total tax expense as a percentage of total earnings before tax. However, income tax expense and benefits are not recognized on a global basis but rather on a jurisdictional or legal entity basis. Changes in statutory tax rates and laws, as well as ongoing audits by domestic and international authorities, could affect the amount of income taxes and other taxes paid by us. For example, legislative proposals to change U.S. taxation of non-U.S. earnings could increase our effective tax rate. Also, changes in the mix of earnings between jurisdictions and assumptions used in the calculation of income taxes, among other factors, could have a significant effect on our overall effective income tax rate.

We experience competition in our operating segments and in the geographic areas in which we operate.

Our products compete with similar products made by other manufacturers and with a number of other types of materials or products. We compete on the basis of performance characteristics of our products, as well as service, price and innovations in technology. A number of competing domestic and foreign companies are well-established. Our inability to maintain a competitive advantage could result in lower prices or lower sales volumes, which would have a negative impact on our consolidated financial position and results of operations.

A slowing pipeline of new technologies and solutions at favorable margins could adversely affect our performance and prospects for future growth.

Our competitive advantage is due in part to our ability to develop and introduce new products in a timely manner at favorable margins. The development and introduction cycle of new products can be lengthy and involve high levels of investment. New products may not meet sales expectations or margin expectations due to many factors, including our inability to: (i) accurately predict demand, end-user preferences and evolving industry standards; (ii) resolve technical and technological challenges in a timely and cost-effective manner; or (iii) achieve manufacturing efficiencies.

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

The price of our common stock has on occasion experienced significant price and volume fluctuations. The sale of substantial amounts of our common stock could adversely affect the price of the common stock. One stockholder has beneficial ownership of approximately 32% of our common shares.

The market price of our common stock has experienced and may continue to experience significant price and volume fluctuations greater than those experienced by the broader stock market. In addition, our announcements of our quarterly net earnings, future developments relating to the W. R. Grace & Co. bankruptcy, litigation, the effects of animal and food-related health issues, spikes in raw material and energy related costs, changes in general conditions in the economy or the financial markets and other developments affecting us, our customers, suppliers and competitors are among the events that could cause the market price of our common stock to fluctuate substantially.

The sale or the availability for sale of a large number of shares of our common stock in the public market could adversely affect the price of the common stock. The Settlement agreement discussed above provides for the issuance of 18 million shares of our common stock. If this amount of common stock were to be sold in a relatively short period of trading, the sale could adversely affect the price of our common stock. See Note 16, “Commitments and Contingencies,” under the caption “Cryovac Transaction Commitments and Contingencies” for further discussion.

According to a Schedule 13G/A filed with the SEC on February 14, 2011, Davis Selected Advisers, L.P. reported beneficial ownership of 51,458,302 shares, or approximately 32%, of the outstanding shares of our common stock. As such, Davis Selected Advisers has a significant voting block with respect to matters submitted to a stockholder vote, including the election of directors and the approval of potential business combination transactions.

While the Schedule 13G/A filed by Davis Selected Advisers, L.P. indicates that the beneficially owned shares of our common stock were not acquired for the purpose of changing or influencing the control of the Company, if this stockholder were to change its purpose for holding our common stock from investment to attempting to change or influence our management, this concentration of our common stock could potentially affect us and the price of our common stock.

Weakness in the financial and credit markets and other factors could potentially lead to the impairment of the carrying amount of our goodwill and other long-lived assets.

We have seven reporting units that are included in our segment reporting structure. The six reporting units with goodwill balances allocated to them are Food Packaging, Food Solutions, Protective Packaging, Shrink Packaging, Specialty Materials and Medical Applications.

We test goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and at other times if events or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. During 2010, we determined that there were no events or changes in circumstances that occurred that would indicate that the fair value of any of our reporting units may be below its carrying value.

Although we determined in 2010 that there were no events or changes in circumstances that occurred that would indicate that the fair value of any of our reporting units may be below its carrying value, the future occurrence of a potential indicator of impairment, such as: (i) a decrease in our expected net earnings; (ii) adverse equity market conditions; (iii) a decline in current market multiples; (iv) a decline in our common stock price; (v) a significant adverse change in legal factors or business climates; (vi) an adverse action or assessment by a regulator; (vii) heightened competition; (viii) strategic decisions made in response to economic or competitive conditions; or (ix) a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could require an interim assessment for some or all of the reporting units before the next required annual assessment. In the event of significant adverse changes of the nature described above, we might have to recognize a non-cash impairment of goodwill, which could have a material adverse effect on our consolidated financial position and results of operations.

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

Cautionary Notice Regarding Forward-Looking Statements

The SEC encourages companies to disclose forward-looking statements so that investors can better understand a company’s future prospects and make informed investment decisions. Some of our statements in this report, in documents incorporated by reference into this report and in our future oral and written statements, may be forward-looking. These statements reflect our beliefs and expectations as to future events and trends affecting our business, our consolidated financial position and our results of operations. These forward-looking statements are based upon our current expectations concerning future events and discuss, among other things, anticipated future financial performance and future business plans. Forward-looking statements are identified by such words and phrases as “anticipates,” “assumes,” “believes,” “could be,” “estimates,” “expects,” “intends,” “may,” “plans to,” “will” and similar expressions. Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements.

Except as required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We manufacture products in 114 facilities, with 44 of those facilities serving more than one of our business segments and our Other category of products. The geographic dispersion of our manufacturing facilities is as follows:

Number of
Manufacturing
Geographic Region	Facilities

North America	50
Europe, Middle East and Africa (EMEA)	33
Latin America	11
Asia Pacific	20

Total	114

Manufacturing Facilities by Reportable Segment and Other

Food Packaging:  We produce Food Packaging products in 38 manufacturing facilities, of which 13 are in North America, 10 in the EMEA region, 7 in Latin America, and 8 in the Asia-Pacific region.

Food Solutions:  We produce Food Solutions products in 38 manufacturing facilities, of which 13 are in North America, 13 in the EMEA region, 7 in Latin America, and 5 in the Asia-Pacific region.

Protective Packaging:  We produce Protective Packaging products in 78 manufacturing facilities, of which 35 are in North America, 23 in the EMEA region, 9 in Latin America, and 11 in the Asia-Pacific region.

Other Products:  We produce Other products in 25 manufacturing facilities, of which 10 are in North America, 12 in the EMEA region, 2 in Latin America, and 1 in the Asia-Pacific region.

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

We also occupy facilities containing sales, distribution, technical, warehouse or administrative functions at a number of locations in the United States and in many foreign countries. Some of these facilities are located on the manufacturing sites that we own and some on those that we lease. Stand-alone facilities of these types are generally leased. Our global headquarters are located in a leased property in Elmwood Park, New Jersey. For a list of those countries outside of the United States where we have operations, see “Foreign Operations” above. Our website, www.sealedair.com, contains additional information about our worldwide business.

We believe that our manufacturing, warehouse, office and other facilities are well maintained, suitable for their purposes and adequate for our needs.

Item 3.	Legal Proceedings

The information set forth in Part II, Item 8 of this Annual Report on Form 10-K in Note 16, “Commitments and Contingencies,” under the caption “Cryovac Transaction Commitments and Contingencies” is incorporated herein by reference.

At December 31, 2010, we were a party to, or otherwise involved in, several federal, state and foreign environmental proceedings and private environmental claims for the cleanup of “Superfund” sites under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and other sites. We may have potential liability for investigation and cleanup of some of these sites. It is our policy to accrue for environmental cleanup costs if it is probable that a liability has been incurred and if we can reasonably estimate an amount or range of costs associated with various alternative remediation strategies, without giving effect to any possible future insurance proceeds. As assessments and cleanups proceed, we review these liabilities periodically and adjust our reserves as additional information becomes available. At December 31, 2010, environmental related reserves were not material to our consolidated financial position or results of operations. While it is often difficult to estimate potential liabilities and the future impact of environmental matters, based upon the information currently available to us and our experience in dealing with these matters, we believe that our potential future liability with respect to these sites is not material to our consolidated financial position and results of operations.

We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial position and results of operations.

Item 4.	(Removed and Reserved).

Executive Officers of the Registrant

The information appearing in the table below sets forth the current position or positions held by each of our executive officers, the officer’s age as of January 31, 2011, the year in which the officer was first elected to the position currently held with us or with the former Sealed Air Corporation, now known as Sealed Air Corporation (US) and a wholly-owned subsidiary of the Company, and the year in which such person was first elected an officer (as indicated in the footnote to the table).

All of our officers serve at the pleasure of the Board of Directors. We have employed all officers for more than five years except for Dr. Savoca, who was first elected an officer effective July 23, 2008, and Mr. Chammas, who was first elected an officer effective December 16, 2010.

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

Before joining us in November 2010, Mr. Chammas was the Vice President, Worldwide Supply Chain, for the Wm. Wrigley Jr. Company, a confectionery company, from October 2008 through October 2010, and prior to that served in management positions of increasing responsibility in supply chain, operations and procurement with the Wm. Wrigley Jr. Company from January 2002 until October 2008.

There are no family relationships among any of our officers or directors.

Executive Officers

	Age as of
	January 31,	First Elected to	First Elected
Name and Current Position	2011	Current Position*	an Officer*

William V. Hickey	66	2000	1980
President, Chief Executive Officer and Director
David H. Kelsey	59	2003	2002
Senior Vice President and Chief Financial Officer
Emile Z. Chammas	42	2010	2010
Senior Vice President
Jonathan B. Baker	57	1994	1994
Vice President

	Age as of
	January 31,	First Elected to	First Elected
Name and Current Position	2011	Current Position*	an Officer*

Mary A. Coventry	57	1994	1994
Vice President
Karl R. Deily	53	2006	2006
Vice President
Jean-Marie Deméautis	60	2006	2006
Vice President
J. Ryan Flanagan	47	2009	2009
Vice President
Warren J. Kudman	48	2009	2009
Vice President
James P. Mix	59	1994	1994
Vice President
Manuel Mondragón	61	1999	1999
Vice President
Larry Pillote	56	2010	2010
Vice President
Ruth Roper	56	2004	2004
Vice President
Hugh L. Sargant	62	1999	1999
Vice President
Ann C. Savoca	52	2008	2008
Vice President
H. Katherine White	65	2003	1996
Vice President, General Counsel and Secretary
Christopher C. Woodbridge	59	2005	2005
Vice President
Tod S. Christie	52	1999	1999
Treasurer
Jeffrey S. Warren	57	1996	1996
Controller

*	All persons listed in the table who were first elected officers before 1998 were executive officers of the former Sealed Air Corporation, now known as Sealed Air Corporation (US), prior to the Cryovac transaction in March 1998. Mr. Hickey was first elected President in 1996, first elected Chief Executive Officer in 2000 and first elected a director in 1999. Mr. Kelsey was first elected Senior Vice President in 2003 and first elected Chief Financial Officer in 2002. Ms. White was first elected Vice President in 2003, first elected General Counsel in 1998, and first elected Secretary in 1996.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange under the trading symbol SEE. The table below shows the quarterly high and low closing sales prices of our common stock and cash dividends per share for 2010 and 2009.

2010	High	Low	Dividends

First Quarter	$22.02	$18.84	$0.12
Second Quarter	23.26	19.72	0.12
Third Quarter	22.96	19.49	0.13
Fourth Quarter	25.59	22.25	0.13

2009	High	Low	Dividends

First Quarter	$15.70	$10.43	$0.12
Second Quarter	21.24	14.12	0.12
Third Quarter	21.62	17.93	0.12
Fourth Quarter	22.65	18.78	0.12

As of January 31, 2011, there were approximately 6,200 holders of record of our common stock.

Dividends

Currently there are no restrictions that materially limit our ability to pay dividends or that we reasonably believe are likely to materially limit the future payment of dividends on our common stock.

The following table shows our total cash dividends paid each year since we initiated quarterly cash dividend payments in 2006.

		Total Cash
	Total Cash	Dividends Paid per
	Dividends Paid	Common Share
	(In millions)

2006	$48.6	$0.30
2007	64.6	0.40
2008	76.4	0.48
2009	75.7	0.48
2010	79.7	0.50

Total	$345.0

On February 17, 2011, our Board of Directors declared a quarterly cash dividend of $0.13 per common share payable on March 18, 2011 to stockholders of record at the close of business on March 4, 2011. The estimated amount of this dividend payment is $21 million based on 159 million shares of our common stock issued and outstanding as of January 31, 2011.

The dividend payments discussed above are recorded as reductions to cash and cash equivalents and retained earnings on our consolidated balance sheets. From time to time, we may consider other means of returning value to our stockholders based on our consolidated financial position and results of operations. There is no guarantee that our Board of Directors will declare any further dividends.

Common Stock Performance Comparisons

The following graph shows, for the five years ended December 31, 2010, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2005 in our common stock. The graph compares this return (“SEE”) with that of comparable investments assumed to have been made on the same date in: (a) the Standard & Poor’s 500 Stock Index (“Composite S&P 500”); (b) a prior self-constructed peer group (“Peer Group 1”) and (c) an updated self-constructed peer group (“Peer Group 2”).

The prior Peer Group 1 includes us and the following other companies: Aptar Group Inc.; Avery Dennison Corporation; Ball Corporation; Bemis Company, Inc.; Crown Holdings, Inc.; MeadWestvaco Corporation; Pactiv Corporation (for 2005 through 2009); Rexam PLC; Silgan Holdings Inc.; Sonoco Products Co.; and Spartech Corporation.

In 2010, we revised our peer group and designated it Peer Group 2, which will replace Peer Group 1 beginning January 1, 2011. We decided to utilize Peer Group 2 rather than Peer Group 1 because we believe that Peer Group 2 more closely represents public companies in packaging and related industries that are comparable to us based on sales, total assets, numbers of employees and market capitalization. Further, the Organization and Compensation Committee of our Board of Directors, or Compensation Committee, will use this peer group to benchmark executive compensation going forward.

The updated Peer Group 2 includes us and the following companies: Avery Dennison Corporation; Ball Corporation; Bemis Company, Inc.; Crown Holdings, Inc.; Greif, Inc.; MeadWestvaco Corporation; Owens-Illinois, Inc.; Packaging Corporation of America; Pactiv Corporation (for 2005 through 2009); Rock-Tenn Company; Rockwood Holdings Inc.; Silgan Holdings Inc.; Sonoco Products Co.; and Temple-Inland, Inc.

Pactiv Corporation is included in both peer groups only in the periods 2005 through 2009. Pactiv was acquired on November 16, 2010 and concurrently delisted as a public company.

Total return for each assumed investment assumes the reinvestment of all dividends on December 31 of the year in which the dividends were paid.

5-Year Compound Annual Growth Rate
SEE: (0.0%)
Composite S&P 500: (+2.3%)
Peer Group 1: (+2.3%)
Peer Group 2: (+4.5%)

Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended December 31, 2010. The maximum number of shares that may yet be purchased under our plans or programs is set forth below.

				Maximum
			Total Number of	Number of Shares
	Total	Average	Shares Purchased	that May Yet Be
	Number	Price	as Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans or	the Plans or
	Purchased(1)	Share(1)	Programs(1)	Programs(1)
Period	(a)	(b)	(c)	(d)

Balance as of September 30, 2010				15,975,600
October 1, 2010 through October 31, 2010	—	$—	—	15,975,600
November 1, 2010 through November 30, 2010	428,158	22.91	428,158	15,547,442
December 1, 2010 through December 31, 2010	1,300	23.52	1,300	15,546,142

Total	429,458	$22.91	429,458	15,546,142

(1)	On August 9, 2007, we announced that our Board of Directors had approved a share repurchase program authorizing us to repurchase in the aggregate up to 20 million shares of our issued and outstanding common stock (described further under the caption, “Repurchases of Capital Stock,” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K). This program has no set expiration date. This program replaced our prior share repurchase program, which we terminated at that time. We purchased all shares during the quarter ended December 31, 2010 pursuant to our share repurchase program. We report price calculations in column (b) in the table above including commissions.

We do, from time to time, acquire shares of common stock that are (a) withheld from awards under our 2005 contingent stock plan pursuant to the provision of that plan that permits tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan, or (b) forfeited under that plan upon failure to satisfy vesting conditions, for which no consideration is paid. These acquisitions are not included in the table above.

Item 6.	Selected Financial Data

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In millions, except per common share data)

Consolidated Statements of Operations Data(1):
Net sales	$4,490.1	$4,242.8	$4,843.5	$4,651.2	$4,327.9
Gross profit	1,252.8	1,218.5	1,236.6	1,301.1	1,240.1
Operating profit	535.0	492.3	396.5	549.3	526.1
Earnings before income tax provision	343.4	329.9	222.3	456.0	400.1
Net earnings	255.9	244.3	179.9	353.0	274.1
Basic and diluted net earnings per common share(2):
Basic	$1.61	$1.54	$1.13	$2.19	$1.69
Diluted	$1.44	$1.35	$0.99	$1.88	$1.46
Common stock dividends	$80.9	$77.5	$76.4	$64.6	$48.6
Consolidated Balance Sheets Data:
Cash and cash equivalents	$675.6	$694.5	$128.9	$430.3	$373.1
Goodwill	1,945.9	1,948.7	1,938.1	1,969.7	1,957.1
Total assets	5,399.4	5,420.1	4,986.0	5,438.3	5,020.9
Settlement agreement and related accrued interest	787.9	746.8	707.8	670.9	636.0
Long-term debt, less current portion(3)	1,399.2	1,626.3	1,289.9	1,531.6	1,826.6
Total stockholders’ equity	2,401.6	2,200.3	1,925.6	2,025.5	1,660.7
Working capital	592.3	639.6	50.5	194.5	350.6
Consolidated Cash Flows Data:
Net cash provided by operating activities	$483.1	$552.0	$404.4	$378.1	$432.9
Net cash used in investing activities	(96.9)	(70.3)	(176.7)	(274.1)	(202.5)
Net cash (used in) provided by financing activities	(373.0)	90.3	(562.9)	(59.5)	(350.0)
Other Financial Data:
Depreciation and amortization(4)	$154.7	$154.5	$155.0	$150.4	$154.1
Share-based incentive compensation(4)	30.6	38.8	16.5	15.9	13.9
Capital expenditures	87.6	80.3	180.7	210.8	167.9

(1)	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the factors that contributed to our consolidated operating results for the three years ended December 31, 2010.

(2)	In February 2007, our Board of Directors declared a two-for-one stock split effected in the form of a stock dividend. All per share data has been restated to reflect the two-for-one stock split. See Note 18, “Net Earnings Per Common Share,” for the calculation of basic and diluted net earnings per common share. All calculations have been adjusted to reflect this adoption, and this change did not have a material impact.

(3)	See Note 11, “Debt and Credit Facilities,” for a discussion of our outstanding debt and available lines of credit.

(4)	The depreciation and amortization amounts for 2006 through 2008 have been adjusted to exclude share-based incentive compensation expense to conform to the 2009 and 2010 presentation. Share-based incentive compensation expense is included in marketing, administrative and development expenses on our consolidated statements of operations for all periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with our consolidated financial statements and related notes set forth in Part II, Item 8, as well as the discussion included in Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10-K. All amounts and percentages are approximate due to rounding and all dollars are in millions, except per share amounts.

Non-U.S. GAAP Information

In our MD&A, we present financial information in accordance with U.S. GAAP, but we also present financial measures that do not conform to U.S. GAAP, which we refer to as non-U.S. GAAP. As discussed below, we provide this supplemental information as our management believes it is useful to investors. Investors should use caution, however, when reviewing our non-U.S. GAAP presentations. The non-U.S. GAAP information is not a substitute for U.S. GAAP information. It does not purport to represent the similarly titled U.S. GAAP information and is not an indicator of our performance under U.S. GAAP. Further, non-U.S. GAAP financial measures that we present may not be comparable with similarly titled measures used by others.

In our “2011 Outlook” below, we present anticipated full year 2011 diluted net earnings per common share on a U.S. GAAP basis, but we also note that we will exclude any non-operating gains or losses that may be recognized in 2011 related to currency fluctuations in Venezuela. We believe these gains or losses are attributable to the significant foreign exchange fluctuations in that country and are not indicative of a normal operating environment. We will exclude future foreign exchange and other non-operating gains and or losses from our non-U.S. GAAP adjusted diluted net earnings per common share relating to our Venezuelan subsidiary until such time that we believe the foreign exchange environment in Venezuela stabilizes. We believe that excluding these items from our U.S. GAAP reported and projected net earnings performance will aid in the comparison of our adjusted net earnings performance between 2011 and prior years.

We also present adjusted diluted net earnings per common share in our “Highlights of Financial Performance” below, for the three years ended December 31, 2010. Our management will look at our earnings performance both on an U.S. GAAP basis and on a non-U.S. GAAP basis. Our non-U.S. GAAP adjusted diluted net earnings performance excludes unusual items that are evaluated on an individual basis. Our evaluation of whether to exclude an item for purposes of determining our non-U.S. GAAP net earnings performance considers both the quantitative and qualitative aspects of the item, including, among other things (i) its size and nature, (ii) whether or not it relates to our ongoing business operations, and (iii) whether or not we expect it to occur as part of our normal business on a regular basis. For purposes of determining non-U.S. GAAP adjusted diluted net earnings performance, restructuring and other charges and their related tax effect are excluded. Further, the items excluded from non-U.S. GAAP adjusted basis may also be excluded from the calculations of our performance measures set by the Compensation Committee for purposes of determining incentive compensation. Thus, our management believes that this information may be useful to investors.

In our “Highlights of Financial Performance,” “Net Sales by Segment Reporting Structure,” “Net Sales by Geographic Region” and elsewhere below, we first present our results in accordance with U.S. GAAP and also present a non-U.S. GAAP financial measure, “adjusted diluted net earnings per common share.” Also, in some of the discussions and tables that follow, we exclude the impact of foreign currency translation when presenting net sales information, which we define as “constant dollar.” Changes in net sales excluding the impact of foreign currency translation are non-U.S. GAAP financial measures. As a worldwide business, it is important that we take into account the effects of foreign currency translation when we view our results and plan our strategies. Nonetheless, we cannot directly control changes in foreign currency exchange rates. Consequently, when our management looks at net sales to measure the performance of our business, we typically exclude the impact of foreign currency translation from net sales. We also may exclude the impact of foreign currency translation when making incentive compensation determinations. As a result, our management believes that these presentations may be useful to investors.

Overview

Beginning with the invention of Bubble Wrap® brand cushioning over fifty years ago, we have been a leading global innovator and manufacturer of a wide range of packaging and performance-based materials and equipment systems that serve an array of food, industrial, medical and consumer applications.

At December 31, 2010, we employed approximately 2,300 sales, marketing and customer service personnel throughout the world who sell and market our products through a large number of distributors, fabricators and converters, as well as directly to end-users such as food processors, foodservice businesses, supermarket retailers and manufacturers. We have no material long-term contracts for the distribution of our products. In 2010, no customer or affiliated group of customers accounted for 10% or more of our consolidated net sales.

Historically, net sales in our food businesses have tended to be slightly lower in the first quarter and slightly higher towards the end of the third quarter through the fourth quarter, due to holiday events. Our Protective Packaging segment has also tended to be slightly lower in the first quarter and higher during the “back-to-school” season in the mid-third quarter and through the fourth quarter due to the holiday shopping season.

Competition for most of our packaging products is based primarily on packaging performance characteristics, service and price. Competition is also based upon innovations in packaging technology and, as a result, we maintain ongoing research and development programs to enable us to maintain technological leadership. For more details, see “Competition” included in “Business,” of Item 1, Part I.

Our net sales are sensitive to developments in our customers’ business or market conditions, changes in the global economy, and the effects of foreign currency translation. Our costs can vary materially with changes in input costs, including petrochemical-related costs (primarily resin costs), which are not within our control. Consequently, our management focuses on reducing those costs that we can control and using petrochemical-based raw materials as efficiently as possible. We also believe that our global presence helps to insulate us from localized changes in business conditions.

We manage our businesses to generate substantial operating cash flow. We believe that our operating cash flow will permit us to continue to spend on innovative research and development and to invest in our business by means of capital expenditures for property and equipment and acquisitions. Moreover, our ability to generate substantial operating cash flow should provide us with the flexibility to modify our capital structure as the need or opportunity arises and return capital to our stockholders.

2011 Outlook

In 2011, we are anticipating an ongoing modest rate of economic recovery and an average constant dollar sales growth rate in the 5% to 7% range. Presently, our full year 2011 guidance also assumes:

•	a low-to-mid single-digit percent average increase in our resin costs compared to our 2010 average cost;

•	a slightly unfavorable impact on net sales from foreign currency translation;

•	depreciation and amortization expense for property and equipment of $145 million;

•	amortization of share-based incentive compensation expense of $30 million;

•	interest expense of $150 million, including $43 million of accrued interest on the cash portion of our payment under the Settlement agreement; and

•	an effective income tax rate of 27%.

As a result, we anticipate our full year 2011 diluted net earnings guidance to be in the range of $1.75 to $1.90.

Our guidance excludes the payment under the Settlement agreement, as the exact timing of the settlement payment is unknown, although it is possible that payment could occur in the first half of 2011. Payment of the Settlement agreement is expected to be accretive to our net earnings by approximately $0.12 to $0.14 per diluted share annually following the payment date. This impact assumes using a substantial portion of available cash to fund the payment and ceasing to accrue interest on the settlement liability. See “Settlement Agreement and Related

Costs,” of “Material Commitments and Contingencies” below, for further discussion. Additionally, our guidance excludes any non-operating gains or losses that may be recognized in 2011 due to currency fluctuations in Venezuela.

In addition, capital expenditures in 2011 are estimated to be $150 to $175 million.

Significant 2010 Events

Quarterly Cash Dividends

In July 2010, our Board of Directors increased the quarterly dividend by 8% to $0.13 per common share from $0.12 per common share. We used cash of $80 million to pay quarterly dividends in 2010. During 2009, we paid quarterly cash dividends of $0.12 per common share using $76 million of available cash.

On February 17, 2011, our Board of Directors declared a quarterly cash dividend of $0.13 per common share payable on March 18, 2011 to stockholders of record at the close of business on March 4, 2011. The estimated amount of this dividend payment is $21 million based on 159 million shares of our common stock issued and outstanding as of January 31, 2011.

Early Redemption of Debt

In December 2010, we completed an early redemption of $150 million of our outstanding $300 million principal amount of our 12% Senior Notes due 2014. We redeemed the notes at 127% of the principal amount plus accrued interest. The aggregate redemption price was $196 million, which was funded with available cash. Because of the redemption, we recognized a pre-tax loss of $39 million. See “Loss on Debt Redemption” below for further discussion.

Completion of Global Manufacturing Strategy

In 2010, we recognized approximately $8 million of restructuring and other associated charges related to our GMS program, which marked the completion of this program. As a result of the program, we have repositioned our supply chain platform for more profitable growth in developing regions while concurrently realigning our core manufacturing sites to improve operating efficiency and realizing an annual $55 million benefit run rate.

Common Stock Repurchases

In the fourth quarter of 2010, we repurchased 0.4 million shares of our common stock using approximately $10 million of available cash.

Highlights of Financial Performance

Below are the highlights of our financial performance for the three years ended December 31, 2010.

				2010 vs. 2009	2009 vs. 2008
	2010	2009	2008	% Change	% Change

Net sales	$4,490.1	$4,242.8	$4,843.5	6%	(12)%

Gross profit	$1,252.8	$1,218.5	$1,236.6	3%	(1)%
% of total net sales	27.9%	28.7%	25.5%
Marketing, administrative and development expenses	710.2	719.2	755.0	(1)	(5)
% of total net sales	15.8%	17.0%	15.6%
Restructuring and other charges	7.6	7.0	85.1	9	(92)

Operating profit	$535.0	$492.3	$396.5	9%	24%

% of total net sales	11.9%	11.6%	8.2%
Net earnings available to common stockholders	$255.9	$244.3	$179.9	5%	36%

Net earnings per common share:
Basic	$1.61	$1.54	$1.13	4%	36%

Diluted	$1.44	$1.35	$0.99	7%	36%

Weighted average number of common shares outstanding:
Basic	158.3	157.2	157.6	1%	—%

Diluted	176.7	182.6	188.6	(3)%	(3)%

As shown in the table above, our diluted net earnings per common share increased 7% in 2010 compared with 2009. The primary contributing factors to our diluted net earnings per common share growth in 2010 compared with 2009 were:

•	higher gross profit of $34 million, which was largely driven by volume growth in both our industrial and food businesses, benefits realized from our supply chain productivity improvements and from producing products in our new, low-cost facilities in developing regions. These factors were partially offset by higher average petrochemical-based raw material costs of approximately $130 million;

•	lower marketing, administrative and development expenses of $9 million, primarily due to lower incentive compensation expenses as our financial results for 2010 did not meet some of our goals; and

•	a decline in the weighted average number of diluted common shares of 5.9 million in 2010 compared with 2009 primarily due to the early redemption in July 2009 of our 3% Convertible Senior Notes due 2033.

These factors were partially offset by an increase in non-operating items of $29 million, primarily due to the loss on debt redemption of $39 million in 2010 compared with $3 million in 2009.

On an adjusted basis, excluding the items detailed in “Diluted Net Earnings per Common Share” below, our diluted net earnings per common share increased 11% to $1.60 in 2010 from $1.44 in 2009. A reconciliation of U.S. GAAP diluted net earnings per common share to non-U.S. GAAP adjusted diluted net earnings per common share is included in “Diluted Net Earnings per Common Share” below.

See the discussions below for further details about the material factors that contributed to the changes in our net earnings for the three years ended December 31, 2010.

Net Sales by Segment Reporting Structure

The following table presents net sales by our segment reporting structure:

				2010 vs. 2009	2009 vs. 2008
	2010	2009	2008	% Change	% Change

Net sales:
Food Packaging	$1,923.6	$1,839.8	$1,969.4	5%	(7)%
As a % of total net sales	43%	43%	41%
Food Solutions	934.9	891.7	988.3	5	(10)
As a % of total net sales	21%	21%	20%
Protective Packaging	1,299.4	1,192.9	1,480.3	9	(19)
As a % of total net sales	29%	28%	31%
Other	332.2	318.4	405.5	4	(21)
As a % of total net sales	7%	8%	8%

Total	$4,490.1	$4,242.8	$4,843.5	6%	(12)%

Net Sales by Geographic Region

The following table presents our net sales by geographic region:

				2010 vs. 2009	2009 vs. 2008
	2010	2009	2008	% Change	% Change

Net sales:
U.S.	$2,081.6	$1,969.1	$2,185.2	6%	(10)%
As a % of total net sales	46%	46%	45%
International	2,408.5	2,273.7	2,658.3	6	(15)
As a % of total net sales	54%	54%	55%

Total net sales	$4,490.1	$4,242.8	$4,843.5	6%	(12)%

By geographic region, the components of the increase in net sales for 2010 compared with 2009 were as follows:

2010 compared with 2009

	U.S.		International		Total Company

Volume — Units	$116.4	6%	$99.3	4%	$215.7	5%
Volume — Acquired businesses, net of dispositions	(1.8)	—	(1.8)	—	(3.6)	—
Product price/mix	(2.0)	—	(32.7)	(1)	(34.7)	(1)
Foreign currency translation	—	—	69.9	3	69.9	2

Total	$112.6	6%	$134.7	6%	$247.3	6%

By geographic region, the components of the decrease in net sales for 2009 compared with 2008 were as follows:

2009 compared with 2008

	U.S.		International		Total Company

Volume — Units	$(186.4)	(9)%	$(192.3)	(7)%	$(378.7)	(8)%
Volume — Acquired businesses, net of dispositions	2.2	—	(3.4)	—	(1.2)	—
Product price/mix	(32.0)	(1)	53.2	2	21.2	1
Foreign currency translation	—	—	(242.0)	(9)	(242.0)	(5)

Total	$(216.2)	(10)%	$(384.5)	(14)%	$(600.7)	(12)%

Foreign Currency Translation Impact on Net Sales

As shown above, more than 50% of our consolidated net sales are generated outside the U.S. Approximately 20% of our consolidated net sales are euro-denominated. Since we are a U.S. company, we translate our foreign currency denominated net sales into U.S. dollars. Due to the strengthening and weakening in foreign currencies relative to the U.S. dollar, the translation of our net sales from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact on our consolidated net sales.

In 2010, we experienced a favorable foreign currency translation impact on net sales of $70 million compared with 2009 due to the strengthening of most foreign currencies against the U.S. dollar. This impact includes an unfavorable foreign currency translation impact of $18 million in the second half of 2010 as the U.S. dollar began to strengthen against most foreign currencies.

In 2009, we experienced an unfavorable foreign currency translation impact on net sales of $242 million compared with 2008 due to the strengthening of the U.S. dollar relative to most foreign currencies. This impact includes a favorable foreign currency translation impact of $49 million in the fourth quarter of 2009 as most foreign currencies strengthened against the U.S. dollar.

Components of Change in Net Sales

The following tables present the components of change in net sales by our segment reporting structure for 2010 compared with 2009 and 2009 compared with 2008. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods.

	Food		Food		Protective
2010 Compared with 2009	Packaging		Solutions		Packaging		Other		Total Company

Volume — Units	$64.1	4%	$25.5	3%	$107.5	9%	$18.6	6%	$215.7	5%
Volume — Acquired businesses, net of (dispositions)	—	—	—	—	(1.8)	—	(1.8)	(1)	(3.6)	—
Product price/mix(1)	(30.2)	(2)	4.9	1	(9.9)	(1)	0.5	—	(34.7)	(1)
Foreign currency translation	49.9	3	12.8	1	10.7	1	(3.5)	(1)	69.9	2

Total change (U.S. GAAP)	$83.8	5%	$43.2	5%	$106.5	9%	$13.8	4%	$247.3	6%

Impact of foreign currency translation	$(49.9)	(3)%	$(12.8)	(1)%	$(10.7)	(1)%	$3.5	1%	$(69.9)	(2)%

Total constant dollar change (Non-U.S. GAAP)	$33.9	2%	$30.4	4%	$95.8	8%	$17.3	5%	$177.4	4%

	Food		Food		Protective
2009 Compared with 2008	Packaging		Solutions		Packaging		Other		Total Company

Volume — Units	$(55.4)	(3)%	$(35.4)	(4)%	$(209.4)	(14)%	$(78.5)	(19)%	$(378.7)	(8)%
Volume — Acquired businesses, net of (dispositions)	—	—	—	—	2.2	—	(3.4)	(1)	(1.2)	—
Product price/mix(1)	46.2	2	(3.7)	—	(30.6)	(2)	9.3	2	21.2	1
Foreign currency translation	(120.4)	(6)	(57.5)	(6)	(49.6)	(3)	(14.5)	(4)	(242.0)	(5)

Total change (U.S. GAAP)	$(129.6)	(7)%	$(96.6)	(10)%	$(287.4)	(19)%	$(87.1)	(22)%	$(600.7)	(12)%

Impact of foreign currency translation	$120.4	6%	$57.5	6%	$49.6	3%	$14.5	4%	$242.0	5%

Total constant dollar change (Non-U.S. GAAP)	$(9.2)	(1)%	$(39.1)	(4)%	$(237.8)	(16)%	$(72.6)	(18)%	$(358.7)	(7)%

(1)	Our product price/mix reported above includes the net impact of our pricing actions as well as the period-to-period change in the mix of products sold. Also included in our reported product price/mix is the net effect of some of our customers purchasing our products in other countries at selling prices denominated in U.S. dollars or euros. This primarily arises when we export product from the U.S. and euro-zone countries. The impact to our reported product price/mix of these purchases in other countries at selling prices denominated in U.S. dollars or euros was approximately $(17) million unfavorable for 2010 compared with 2009 and approximately $55 million favorable for 2009 compared with 2008. In 2010 and 2009, this effect was most pronounced in our Food Packaging segment, in part due to the volatility in Venezuelan exchange rates.

The following net sales discussion is on a constant dollar basis.

Food Packaging Segment Net Sales

2010 compared with 2009

The $34 million or 2% increase in net sales in 2010 compared with 2009 was primarily due to:

•	higher unit volumes in North America of $36 million, or 4%, and in the Latin American region of $22 million, or 8%;

partially offset by:

•	unfavorable impacts of product price/mix in North America of $12 million, or 1%, and in the Latin American region of $9 million, or 3%.

The higher unit volumes in North America and in Latin America were mostly due to an increase in our customers’ beef production rates, resulting in higher demand for most of our packaging formats.

The unfavorable impact of product price/mix in North America was primarily due to selectively lower pricing associated with higher customer volume commitments, which offset the benefits of our price increases and formula contract adjustments in the year. The unfavorable impact of product price/mix in the Latin American region was primarily due to the volatility of the Venezuelan currency as discussed above.

2009 compared with 2008

The $9 million or 1% decrease in net sales in 2009 compared with 2008 was primarily due to:

•	decreases in unit volume in Europe of $24 million, or 5%, and in the United States of $19 million, or 2%;

partially offset by:

•	favorable impacts of product price/mix in Latin America of $31 million, or 11%.

The decrease in unit volume in Europe was primarily due to lower equipment sales, which we believe was mostly the result of lower capital spending by customers in this region. The decrease in unit volume in the United States was primarily due to the decline in local meat production mostly experienced during the first nine months of 2009. The unit volume declines in Europe and the United States reflected the continuing economic weakness in these regions. The favorable impact of product price/mix in Latin America was primarily due to the timing of pricing actions on most Food Packaging products, in part to cover the weakness of the Venezuelan currency.

Food Solutions Segment Net Sales

2010 compared with 2009

The $30 million, or 4%, increase in net sales in 2010 compared with 2009 was primarily due to:

•	higher unit volumes in Europe of $11 million, or 3%, and North America of $10 million, or 3%, mostly due to increased demand for our ready meals packaging products and, to a lesser extent, our vertical pouch packaging products; and

•	favorable product price/mix in North America of $12 million, or 3%, from the benefits of both prior price increases and contract adjustments.

These factors were partially offset by a decline in product price/mix in Europe of $5 million, or 2%, primarily due to the timing of price adjustments for changes in resin costs experienced in the first half of 2010.

2009 compared with 2008

The $39 million, or 4%, decrease in net sales in 2009 compared with 2008 was primarily due to decreases in unit volume in Europe of $29 million, or 7%, and in North America of $13 million, or 3%. The decrease in unit volume in Europe was primarily due to the unfavorable impact of reduced consumption of certain meats in some countries, which in turn resulted in lower sales of our case-ready packaging products. The decrease in North America was primarily due to lower sales of our vertical pouch packaging products to customers in the foodservice sector. The unit volume decreases in Europe and North America reflected the economic weakness in these regions.

Outsourced Products

In addition to net sales from products produced in our facilities, net trade sales in this segment were also attributable to the sale of products fabricated by other manufacturers, which we refer to as “outsourced products.” Outsourced products include, among others, foam and solid plastic trays and containers fabricated primarily in North America and in Europe that largely support our case ready products. We have strategically opted to use third-party manufacturers for technically less complex products and selected equipment in order to offer customers a broader range of solutions. In each of the three years ended December 31, 2010, outsourced products represented approximately 17% of Food Solutions net sales.

We have benefited from this strategy with increased net sales and operating profit requiring minimal capital expenditures. Net sales of outsourced products included in this segment amounted to $159 million in 2010, $150 million in 2009 and $170 million in 2008. In addition, we had sales of $119 million in 2010, $90 million in 2009 and $70 million in 2008 from the sales of outsourced products in our other segments, primarily our Protective Packaging segment.

Protective Packaging Segment Net Sales

2010 compared with 2009

The $96 million, or 8%, increase in net sales in 2010 compared with 2009 was primarily the result of higher unit volumes in North America of $60 million, or 9%, in Europe of $24 million, or 7%, and in the Asia Pacific region of $17 million, or 13%. These increases were principally attributable to improving economic conditions in these regions, which were consistent with manufacturing output and export and shipping trends. Also contributing to the higher unit volumes, to a lesser extent, was strength in fulfillment/e-commerce applications.

2009 compared with 2008

The $238 million, or 16%, decrease in net sales in 2009 compared with 2008 was primarily the result of lower unit volume in North America of $115 million, or 14%, and in Europe of $70 million, or 16%. These declines were principally attributable to continuing economic weakness in these regions, which were consistent with manufacturing output and export and shipping trends.

Other Net Sales

2010 compared to 2009

The $17 million, or 5%, increase in 2010 compared with 2009 was primarily attributed to higher unit volumes in North America of $12 million, or 11%, and in Europe of $16 million, or 11%. These increases were primarily attributed to higher unit volumes for some of our Specialty Materials products, which were principally the result of improving economic conditions in these regions, consistent with manufacturing output and export and shipping trends. Partially offsetting these factors was lower unit volumes in our Medical Applications business in Asia of $13 million, or 38%, primarily due to the impact of an April 2010 licensing expiration in China. Late in the third quarter of 2010, our license was renewed.

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

Cost of Sales

Our primary input costs include resins, direct and indirect labor, other raw materials and other input costs, including energy-related costs and transportation costs. We utilize petrochemical-based resins in the manufacture of many of our products. The costs for these raw materials are impacted by the rise and fall in crude oil and natural gas prices, since they serve as feedstocks utilized in the production of most resins. The prices for these feedstocks have been particularly volatile in recent years as a result of changes in global demand. In addition, supply and demand imbalances of intermediate compounds such as benzene and supplier facility outages also impacted resin costs. Although changes in the prices of crude oil and natural gas are not perfect benchmarks, they are indicative of the variations in raw materials and other input costs we face. We continue to monitor changes in raw material and energy-related costs as they occur and take pricing actions as appropriate to lessen the impact of cost increases when they occur.

In this cost of sales section and in the marketing, administrative and development expenses section below, when we refer to “variable incentive compensation” we are referring to our annual U.S. profit sharing contribution (in both sections) and our annual cash incentive compensation (in the marketing, administrative and development expenses section). Variable incentive compensation does not include our share-based incentive compensation programs. Details about our share-based incentive compensation programs are included in Note 17, “Stockholders’ Equity.”

Cost of sales for the three years ended December 31, 2010 was as follows:

				2010 vs. 2009	2009 vs. 2008
	2010	2009	2008	% Change	% Change

Cost of sales	$3,237.3	$3,024.3	$3,606.9	7%	(16)%
As a % of net sales	72%	71%	74%

2010 compared with 2009

The $213 million increase in cost of sales in 2010 compared with 2009 was primarily due to:

•	higher average petrochemical-based raw material expenditures due to additional consumption from the 5% increase in sales volume in 2010;

•	higher resin costs of approximately $130 million attributable to the increased average cost per pound of resin in 2010;

•	higher other input costs, including transportation and energy-related costs of $30 million in 2010; and

•	the unfavorable impact of foreign currency translation of $53 million in 2010.

The factors above that drove the increase in cost of sales in 2010 compared with 2009 were partially offset by our supply chain productivity improvements, including lower headcount in 2010 compared with 2009 despite higher unit volumes, and by the benefits of producing products in our new, low-cost facilities in developing regions.

Also partially offsetting the increase in cost of sales was lower variable incentive compensation expenses of $6 million in 2010 compared with 2009 because we did not meet some of our 2010 financial performance goals.

Expenses included in cost of sales related to the implementation of GMS were $4 million in 2010 compared with $10 million in 2009.

2009 compared with 2008

The $583 million decrease in cost of sales in 2009 compared with 2008 was primarily due to:

•	lower average petrochemical-based raw material expenditures of approximately $200 million, which was primarily experienced in the first nine months of 2009;

•	the favorable impact of foreign currency translation of $185 million;

•	other lower input costs, including favorable freight and energy-related costs in 2009, of approximately $45 million; and

•	estimated benefits from our expense control initiatives and other cost control measures in 2009, including approximately $40 million of incremental benefits from our 2008 cost reduction and productivity program and from GMS.

Expenses included in cost of sales related to the implementation of GMS were $10 million in 2009 compared with $7 million in 2008.

Marketing, Administrative and Development Expenses

Marketing, administrative and development expenses for the three years ended December 31, 2010 were as follows:

				2010 vs. 2009	2009 vs. 2008
	2010	2009	2008	% Change	% Change

Marketing, administrative and development expenses	$710.2	$719.2	$755.0	(1)%	(5)%
As a % of net sales	15.8%	17.0%	15.6%

2010 compared with 2009

Marketing, administrative and development expenses decreased $9 million in 2010 compared with 2009. These expenses decreased primarily due to lower incentive compensation expenses of approximately $30 million in 2010, primarily because we did not meet some of our 2010 financial performance goals. See the table below for further details.

This factor was partially offset by:

•	higher sales and marketing costs to support the increase in net sales in 2010 compared with 2009, including higher travel and entertainment expenses of $20 million; and

•	additional research and development expenses of $5 million, which includes spending related to innovation and new product introductions.

Our variable incentive compensation expense includes annual cash incentives and our annual U.S. profit sharing contribution. We also have long-term, share-based incentive compensation that is included in marketing, administrative and development expenses. The table below shows the year over year changes in these expenses in 2010 compared with 2009.

			2010 vs. 2009
	2010	2009	Change

Annual cash incentive compensation	$18.0	$35.0	$(17.0)
Annual U.S. profit sharing contribution(1)	18.0	29.0	(11.0)
Share-based incentive compensation	30.6	38.8	(8.2)

Total	$66.6	$102.8	$(36.2)

(1)	Approximately $10 million in 2010 and $16 million in 2009 of our U.S. profit sharing contribution expense is included in cost of sales.

2009 compared with 2008

Marketing, administrative and development expenses decreased $36 million in 2009 compared with 2008. These expenses decreased due to the following:

•	estimated benefits from our expense control initiatives and other cost control measures in 2009, including approximately $40 million of incremental benefits from our 2008 cost reduction and productivity program, lower travel and entertainment expenses and GMS; and

•	the favorable impact of foreign currency translation of $31 million.

These decreases were partially offset by higher incentive compensation expenses, including long-term share-based incentive compensation of approximately $39 million in 2009, of which approximately $30 million occurred in the fourth quarter of 2009, because we exceeded our 2009 financial performance goals but did not meet our 2008 financial performance goals.

The table below shows the year over year changes in incentive compensation expenses in 2009 compared with 2008.

			2009 vs. 2008
	2009	2008	Change

Annual cash incentive compensation	$35.0	$13.0	$22.0
Annual U.S. profit sharing contribution	29.0	18.0	11.0
Share-based incentive compensation	38.8	16.5	22.3

Total	$102.8	$47.5	$55.3

(1)	Approximately $16 million in 2009 and $10 million in 2008 of our U.S. profit sharing contribution expense is included in cost of sales.

Restructuring Activities

Global Manufacturing Strategy

We announced our global manufacturing strategy program in 2006 and completed the program in 2010. The goals of this multi-year program were to realign our manufacturing footprint to expand capacity in growing markets, to further improve our operating efficiencies, and to implement new technologies more effectively. Additionally, we optimized certain manufacturing platforms in North America and Europe into centers of excellence. By taking advantage of new technologies and streamlining production on a global scale, we have continued to enhance our profitable growth and our global leadership position and have produced meaningful benefits.

At the inception of this multi-year program, we projected cumulative capital expenditures and related costs to implement this program to be approximately $220 million. The actual amount was $235 million. A substantial portion of the difference between the projected amount and the actual amount of capital expenditures and related costs was due to foreign currency translation.

The capital expenditures, associated costs and related restructuring charges and the total amounts incurred since inception of this multi-year program are included in the table below. These associated costs and restructuring and other charges have been excluded from our non-U.S. GAAP adjusted diluted net earnings per common share. See “Diluted Net Earnings Per Common Share” below for further details.

				Cumulative
				Through
	Year Ended December 31,			December 31,
	2010	2009	2008	2010

Capital expenditures	$3.3	$20.0	$59.5	$156.0
Associated costs	3.8	9.8	7.4	36.2
Restructuring and other charges	4.4	6.5	19.3	42.7

We estimate that we realized approximately $25 million in benefits in 2008, which increased to $45 million in 2009, and increased further to $55 million in 2010. These benefits are primarily realized in cost of sales.

European Facility Closure

In December 2010, we informed affected employees that we would be closing a small shrink packaging factory in Europe. We are taking this action based on our review of operating costs and technology levels in an effort to simplify our plant network and improve our operating efficiency. We recorded associated costs and restructuring and other charges of $7 million in 2010. We will record the remaining costs of approximately $1 to 2 million in future years, mostly in 2011.

These associated costs and restructuring and other charges related to this action have been excluded from our non-U.S. GAAP adjusted diluted net earnings per common share. See “Diluted Net Earnings Per Common Share” below for further details.

See Note 4, “Restructuring Activities,” for additional information on GMS and our other recent restructuring activities.

Operating Profit

Management evaluates the performance of each reportable segment based on its operating profit. Operating profit by our segment reporting structure for the three years ended December 31, 2010 was as follows:

				2010 vs. 2009	2009 vs. 2008
	2010	2009	2008	% Change	% Change

Food Packaging	$262.7	$251.7	$217.5	4%	16%
As a % of Food Packaging net sales	13.7%	13.7%	11.0%
Food Solutions	99.2	85.7	80.0	16	7
As a % of Food Solutions net sales	10.6%	9.6%	8.1%
Protective Packaging	169.5	150.0	169.1	13	(11)
As a % of Protective Packaging net sales	13.0%	12.6%	11.4%
Other	11.2	11.9	15.0	(6)	(21)
As a % of Other net sales	3.4%	3.7%	3.7%

Total segments and other	542.6	499.3	481.6	9	4
As a % of net sales	12.1%	11.8%	9.9%
Restructuring and other charges(1)	7.6	7.0	85.1	9	(92)

Total operating profit	$535.0	$492.3	$396.5	9%	24%

As a % of net sales	11.9%	11.6%	8.2%

(1)	Restructuring and other charges by our segment reporting structure were as follows:

	2010	2009	2008

Food Packaging	$3.7	$6.0	$46.2
Food Solutions	—	1.0	15.1
Protective Packaging	3.8	(0.1)	18.8
Other	0.1	0.1	5.0

Total	$7.6	$7.0	$85.1

See “Restructuring Activities” above for further discussion of restructuring activities.

Food Packaging Segment Operating Profit

2010 compared with 2009

The increase in operating profit in 2010 compared with 2009 was primarily due to the favorable impact of the increase in unit volumes mentioned above. Also contributing to this segment’s increase in operating profit were lower marketing, administrative and development expenses as a percentage of net sales, which include the impact of lower variable incentive compensation expenses mentioned above. These factors were partially offset by higher average petrochemical-based raw material expenditures of approximately $51 million.

Expenses in this segment related to the implementation of GMS were $3 million in 2010 compared with $8 million in 2009.

2009 compared with 2008

The increase in operating profit in 2009 compared with 2008 was primarily due to lower input costs including favorable average petrochemical-based raw material expenditures of approximately $80 million and the favorable impact of product price/mix of $46 million and freight and utilities costs of approximately $16 million. Operating profit was also favorably impacted by benefits from GMS and our expense control initiatives and other cost control measures in 2009 and 2008 as discussed above. These items were partially offset by the decline in unit volumes discussed above.

Expenses in this segment related to the implementation of GMS were $8 million in 2009 compared with $4 million in 2008.

Food Solutions Segment Operating Profit

2010 compared with 2009

The increase in operating profit in 2010 compared with 2009 was primarily due to the favorable impacts of the increase in unit volumes and product price/mix, both mentioned above. Also contributing to this segment’s increase in operating profit were lower marketing, administrative and development expenses as a percentage of net sales, which include the impact of lower variable incentive compensation expenses mentioned above. These factors were partially offset by higher average petrochemical-based raw material expenditures of approximately $30 million.

2009 compared with 2008

The increase in operating profit in 2009 compared with 2008 was primarily due to lower input costs including favorable average petrochemical-based raw material expenditures of approximately $40 million and lower freight and utilities costs of approximately $7 million. Operating profit was also favorably impacted by benefits from our expense control initiatives and other cost control measures in 2009 and 2008 as discussed above. These items were partially offset by the decline in unit volume discussed above.

Protective Packaging Segment Operating Profit

2010 compared with 2009

The increase in operating profit in 2010 compared with 2009 was primarily due to the favorable impact of the increase in unit volumes mentioned above. Also contributing to this segment’s increase in operating profit were lower marketing, administrative and development expenses as a percentage of net sales, which include the impact of lower variable incentive compensation expenses mentioned above. These factors were partially offset by higher average petrochemical-based raw material expenditures of approximately $35 million. Expenses included in this segment’s operating profit related to the closure of a small factory in Europe were $3 million in 2010.

2009 compared with 2008

The decrease in operating profit in 2009 compared with 2008 was primarily due to the decline in unit volumes and unfavorable product price/mix, both discussed above. These items were partially offset by favorable average petrochemical-based raw material expenditures of approximately $60 million and lower freight and utilities costs of approximately $30 million. Operating profit was also favorably impacted by benefits from our expense control initiatives and other cost control measures in 2009 and 2008, as discussed above.

Other Operating Profit

2010 compared with 2009

The decrease in operating profit in 2010 compared with 2009 was primarily due to higher average petrochemical-based raw material expenditures of approximately $14 million. Also contributing to the decline in operating profit were incremental expenses related to our new ventures. These factors were partially offset by the favorable impact of the increase in unit volumes mentioned above.

2009 compared with 2008

The decrease in operating profit in 2009 compared with 2008 was primarily due to the decline in unit volumes in our Specialty Materials products discussed above. Partially offsetting this decline were favorable average petrochemical-based raw material expenditures of approximately $20 million, favorable product price/mix of approximately $9 million, and favorable freight and utilities costs of approximately $7 million.

Interest Expense

Interest expense includes the stated interest rate on our outstanding debt, as well as the net impact of capitalized interest, the effects of interest rate swaps and the amortization of capitalized senior debt issuance costs, bond discounts, and terminated treasury locks.

Interest expense for the three years ended December 31, 2010 was as follows:

				2010 vs. 2009	2009 vs. 2008
	2010	2009	2008	Change	Change

Interest expense on the amount payable for the Settlement agreement	$41.1	$39.0	$36.9	$2.1	$2.1
Interest expense on our senior notes:
5.625% Senior Notes due July 2013	21.9	21.9	21.9	—	—
12% Senior Notes due February 2014(1)	30.0	30.9	—	(0.9)	30.9
7.875% Senior Notes due June 2017, issued June 2009	33.0	17.6	—	15.4	17.6
6.875% Senior Notes due July 2033	30.9	30.9	30.9	—	—
3% Convertible Senior Notes redeemed July 2009	—	8.0	14.4	(8.0)	(6.4)
6.95% Senior Notes matured May 2009(2)	—	3.6	16.1	(3.6)	(12.5)
5.375% Senior Notes matured April 2008	—	—	7.1	—	(7.1)
Other interest expense	8.4	9.7	10.1	(1.3)	(0.4)
Less: capitalized interest	(3.7)	(6.7)	(9.3)	3.0	2.6

Total	$161.6	$154.9	$128.1	$6.7	$26.8

(1)	We redeemed $150 million of these notes in December 2010. See “Loss on Debt Redemption” below.

(2)	A substantial portion of these notes were retired prior to their maturity.

Gains on Sale (Other-Than-Temporary Impairment) of Available-for-Sale Securities

In 2010, we sold our five auction rate security investments, representing our total holdings of these securities. These sales resulted in a pre-tax gain of $7 million ($4 million, net of taxes). Before we sold these investments, we recognized $1 million of pre-tax other-than-temporary impairment in 2010 due to the decline in estimated fair value of some of these investments.

Our valuation of our auction rate security investments resulted in the recognition of other-than-temporary impairment of $4 million ($2 million, net of taxes) in 2009 and $34 million ($22 million, net of taxes) in 2008.

The gains and losses associated with our auction rate security investments have been excluded from our non-U.S. GAAP adjusted diluted net earnings per common share. See “Diluted Net Earnings Per Common Share” below for further details.

See Note 5, “Available-for-Sale Investments,” for further discussion.

Foreign Currency Exchange (Losses) Gains Related to Venezuelan Subsidiary

Effective January 1, 2010, Venezuela was designated a highly inflationary economy. The foreign currency exchange gains and losses we recorded in 2010 for our Venezuelan subsidiary were the result of two factors: 1) the significant changes in the exchange rates used to settle bolivar-denominated transactions and 2) the significant changes in the exchange rates used to remeasure our Venezuelan subsidiary’s financial statements at the balance sheet date. We believe these gains and losses are attributable to an unpredictable foreign currency environment in

Venezuela. As a result, we have excluded these gains and losses and we will exclude future non-operating gains and/or losses relating to our Venezuelan subsidiary from our non-U.S. GAAP adjusted diluted net earnings per common share until such time that we believe the foreign exchange environment in Venezuela stabilizes. See “Venezuela” in “Foreign Exchange Rates” of Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for further discussion on Venezuela.

Loss on Debt Redemption

In December 2010, we completed an early redemption of $150 million of the outstanding $300 million principal amount of our 12% Senior Notes due February 14, 2014. We redeemed the notes at 127% of the principal amount plus accrued interest. The aggregate redemption price was $196 million, including $5 million of accrued interest. We funded the redemption with available cash. We recorded a pre-tax loss of $41 million resulting from the 27% premium. We also recognized a gain of $2 million from the termination of a related interest rate swap. As a result, the total net pre-tax loss was $39 million, which equated to a $0.14 per common share decrease to our reported diluted net earnings per common share. The annual pre-tax interest expense savings from this redemption is $18 million, which equates to $0.06 per diluted common share, beginning in December 2010 through February 2014.

In 2009, we redeemed the entire $431.3 million of our 3% Convertible Senior Notes due 2033 and recorded a $3 million pre-tax loss. This loss represented a 0.429% call premium of $2 million and a write-down of the remaining debt issuance costs of $1 million related to the issuance of these senior notes in July 2003.

The losses associated with our debt redemptions have been excluded from our non-U.S. GAAP adjusted diluted net earnings per common share. See “Diluted Net Earnings Per Common Share” below for further details.

Other Expense, Net

See Note 19, “Other Expense, net,” for the components and discussion of other expense, net.

Income Taxes

Our effective income tax rate was 25.5% for 2010, 25.9% for 2009 and 19.1% for 2008. As described below, in each of those years, we recognized benefits for items that may not recur to the same extent in future years. As such, we expect an effective income tax rate of approximately 27% for 2011. Our 2011 effective tax rate may be higher if we fund the Settlement agreement in 2011. We anticipate that funding the Settlement agreement in 2011 will result in a loss for U.S. income tax return purposes. This loss will eliminate some tax benefits in 2011, primarily the domestic manufacturing deduction.

For 2010, our effective income tax rate was lower than the statutory U.S. federal income tax rate of 35% primarily due to the lower net effective income tax rate on foreign earnings, as well as income tax benefits from tax credits and the domestic manufacturing deduction, partially offset by state income taxes.

Our 2009 effective income tax rate was lower than the statutory U.S. federal income tax rate for the same reasons as in 2010, except that the benefits were offset by an increase in accruals relating to uncertain tax positions.

See Note 15, “Income Taxes,” for a reconciliation of the U.S. federal statutory rate to our effective tax rate, which also shows the major components of the year over year changes.

Diluted Net Earnings per Common Share

The following table presents a reconciliation of U.S. GAAP diluted net earnings per common share to non-U.S. GAAP adjusted diluted net earnings per common share for the three years ended December 31, 2010.

	2010	2009	2008

U.S. GAAP diluted net earnings per common share	$1.44	$1.35	$0.99
Net earnings effect resulting from the following:
Add: Losses on debt redemptions of $24.3, net of taxes of $14.2 in 2010 and $2.1, net of taxes of $1.3 in 2009	0.14	0.01	—
Add: Global manufacturing strategy and restructuring and other charges of $5.1, net of taxes of $2.3 in 2010, $11.4, net of taxes of $5.3 in 2009 and $18.0, net of taxes of $8.6 in 2008	0.03	0.07	0.10
Add: Cost reduction and productivity program restructuring charge of $43.5, net of taxes of $22.3	—	—	0.23
Add: European manufacturing facility closure restructuring and other charges of $4.8, net of taxes of $2.1	0.03	—	—
(Less) / add: (Gains on sale) other-than-temporary impairment of available-for-sale securities of $(3.7), net of taxes of $(2.2) in 2010, $2.5, net of taxes of $1.5 in 2009 and $21.4, net of taxes of $12.6 in 2008	(0.02)	0.01	0.11
(Less): Foreign currency exchange losses related to Venezuelan subsidiary of $3.6, net of taxes of $1.9	(0.02)	—	—
Reversal of tax accruals, net, and related interest	—	—	(0.03)

Non-U.S. GAAP adjusted diluted net earnings per common share	$1.60	$1.44	$1.40

See Note 18, “Net Earnings Per Common Share,” for further details on the calculation of U.S. GAAP basic and diluted net earnings per common share.

Liquidity and Capital Resources

The discussion that follows contains:

•	a description of our material commitments and contingencies;

•	a description of our principal sources of liquidity;

•	a description of our outstanding indebtedness;

•	an analysis of our historical cash flows and changes in working capital;

•	a description of changes in our stockholders’ equity; and

•	a description of our derivative financial instruments.

Material Commitments and Contingencies

Settlement Agreement and Related Costs

We recorded a pre-tax charge of $850.1 million in 2002, of which $512.5 million represents a cash payment that we are required to make (subject to the satisfaction of the terms and conditions of the Settlement agreement) upon the effectiveness of a plan of reorganization in the bankruptcy of W.R. Grace & Co. We did not use cash in any period with respect to this liability.

We currently expect to fund a substantial portion of this payment when it becomes due by using accumulated cash and cash equivalents with the remainder from our committed credit facilities. Our global credit facility and European credit facility are available for general corporate purposes, including the payment of the amounts required upon effectiveness of the Settlement agreement. See “Principal Sources of Liquidity” below. The cash payment of

$512.5 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. This accrued interest was $275 million at December 31, 2010 and is recorded in Settlement agreement and related accrued interest on our consolidated balance sheet. The total liability on our consolidated balance sheet was $788 million at December 31, 2010. In addition, the Settlement agreement provides for the issuance of 18 million shares of our common stock. Since the impact of issuing these shares is dilutive, under U.S. GAAP, they have been included in our calculation of diluted net earnings per common share for all periods presented.

Tax benefits resulting from the payment made under the Settlement agreement, which are currently recorded as deferred tax assets on our consolidated balance sheets, are anticipated to provide approximately $370 million of current and future cash tax benefits. These deferred tax assets reflect the cash portion of the Settlement agreement and related accrued interest and the fair market value of the 18 million shares of our common stock at a post-split price of $17.86 per share, which was the price when the Settlement agreement was reached in 2002. The amount and timing of future cash tax benefits could vary, depending on the amount of cash paid by us and various facts and circumstances at the time of payment under the Settlement agreement, including the price of our common stock, our tax position and the applicable tax codes. Any changes in the tax benefits resulting from an increase in our stock price in excess of the $17.86 share price mentioned above will not have an impact on our net earnings.

Additionally we may incur an approximate one percentage point increase in our effective income tax rate during the calendar year in which we make the payment under the Settlement. We anticipate that funding the Settlement agreement will result in a loss for U.S. income tax purposes, and this loss will eliminate some tax benefits for that year, primarily the domestic manufacturing deduction.

While the Bankruptcy Court has confirmed the PI Settlement Plan, additional proceedings may be held before the District Court or other courts to consider matters related to the PI Settlement Plan. Additionally, various parties have filed notices of appeal or have otherwise challenged the Memorandum Opinion and Confirmation Order, and the PI Settlement Plan may be subject to further appeal or challenge by additional parties. Parties filed a number of objections to the PI Settlement Plan, and some of these objections concerned injunctions, releases and provisions as applied to us and/or that are contemplated by the Settlement agreement. Such parties (or others) may appeal or otherwise challenge the Bankruptcy Court’s Memorandum Opinion and Confirmation Order, or otherwise continue to oppose the PI Settlement Plan. We do not know whether or when a final plan of reorganization will become effective or whether the final plan will be consistent with the terms of the Settlement agreement.

As mentioned in “2011 Outlook” above, our full year 2011 diluted net earnings per common share guidance continues to exclude the payment under the Settlement agreement, as the timing is unknown. Payment under the Settlement agreement is expected to be accretive to our post-payment diluted net earnings per common share by approximately $0.12 to $0.14 annually. This range primarily represents the accretive impact on our net earnings from ceasing to accrue any future interest on the settlement amount following the payment.

The information set forth in Part II, Item 8 of this Annual Report on Form 10-K in Note 16, “Commitments and Contingencies,” under the caption “Settlement Agreement and Related Costs” is incorporated herein by reference.

Cryovac Transaction Commitments and Contingencies

The information set forth in Part II, Item 8 of this Annual Report on Form 10-K in Note 16, “Commitments and Contingencies,” under the caption “Cryovac Transaction Commitments and Contingencies” is incorporated herein by reference.

Contractual Obligations

The following table summarizes our principal contractual obligations and sets forth the amounts of required or contingently required cash outlays in 2011 and future years (amounts in millions):

	Payments Due by Years
Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter

Short-term borrowings	$23.5	$23.5	$—	$—	$—
Current portion of long-term debt exclusive of debt discounts	6.5	6.5	—	—	—
Long-term debt, exclusive of debt discounts	1,408.5	—	401.7	156.5	850.3

Total debt(1)	1,438.5	30.0	401.7	156.5	850.3
Interest payments due on long-term debt(2)	1,013.9	102.9	195.5	127.0	588.5
Operating leases	121.9	33.8	44.0	23.2	20.9
Settlement agreement and related accrued interest(3)	787.9	787.9	—	—	—
First quarter 2011 quarterly cash dividend declared	20.7	20.7	—	—	—
Other principal contractual obligations	285.7	129.9	135.4	20.4	—

Total contractual cash obligations	$3,668.6	$1,105.2	$776.6	$327.1	$1,459.7

(1)	These amounts include principal maturities (at face value) only. These amounts also include our contractual obligations under capital leases of $6.2 million in 2011, $1.2 million in 2012-2013 and $0.1 million in 2014-2015.

(2)	Includes interest payments required under our senior notes issuances only.

(3)	This liability is reflected as a current liability due to the uncertainty of the timing of payment. Interest accrues on this amount at a rate of 5.5% per annum, compounded annually, until it becomes due and payable.

Current Portion of Long-Term Debt and Long-Term Debt — The debt shown in the above table excludes unamortized bond discounts as of December 31, 2010 and therefore represents the principal amount of the debt required to be repaid in each period.

Operating Leases — The contractual operating lease obligations listed in the table above represent estimated future minimum annual rental commitments primarily under non-cancelable real and personal property leases as of December 31, 2010.

Cash Portion of the Settlement Agreement — The Settlement agreement is described more fully in “Settlement Agreement and Related Costs,” of Note 16, “Commitments and Contingencies.”

Other Principal Contractual Obligations — Other principal contractual obligations include agreements to purchase an estimated amount of goods, including raw materials, or services, including energy, in the normal course of business. These obligations are enforceable and legally binding and specify all significant terms, including fixed or minimum quantities to be purchased, minimum or variable price provisions and the approximate timing of the purchase.

Liability for Unrecognized Tax Benefits

At December 31, 2010, we had liabilities for unrecognized tax benefits and related interest of $11 million, which is included in other liabilities on the consolidated balance sheet. At December 31, 2010, we cannot reasonably estimate the future period or periods of cash settlement of these liabilities. See Note 15, “Income Taxes,” for further discussion.

Off-Balance Sheet Arrangements

We have reviewed our off-balance sheet arrangements and have determined that none of those arrangements has a material current effect or is reasonably likely to have a material future effect on our consolidated financial statements, liquidity, capital expenditures or capital resources.

Income Tax Payments

We currently expect to pay between $100 million and $115 million in income taxes in 2011, assuming we do not make the Settlement agreement payment in 2011. If we were to make the Settlement agreement payment in 2011, we would cease making quarterly estimated U.S. federal tax payments, thus significantly reducing our cash payments.

Contributions to Defined Benefit Pension Plans

We maintain defined benefit pension plans for a limited number of our U.S. employees and for some of our non-U.S. employees. We currently expect employer contributions to be approximately $15 million in 2011.

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

Cash and Cash Equivalents

The following table summarizes our accumulated cash and cash equivalents:

	December 31,	December 31,
	2010	2009

Cash and cash equivalents	$675.6	$694.5

See “Analysis of Historical Cash Flows” below.

Lines of Credit

At December 31, 2010, there were no amounts outstanding under our global and European credit facilities, and we had $669 million available to us under these facilities. We did not borrow funds from these facilities during any period in 2010.

Further information about our lines of credit, our outstanding long-term debt and the related financial covenants and limitations is provided in Note 11, “Debt and Credit Facilities.”

Accounts Receivable Securitization Program

At December 31, 2010, we had $91 million available to us under the program, and we did not utilize this program in 2010.

See Note 6, “Accounts Receivable Securitization Program,” for information concerning this program.

Covenants

At December 31, 2010, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 11, “Debt and Credit Facilities.”

Debt Ratings

Our cost of capital and ability to obtain external financing may be affected by our debt ratings, which the credit rating agencies review periodically. The Company and our long-term senior unsecured debt are currently rated BB+ (positive outlook) by Standard & Poor’s. On November 18, 2010, Standard & Poor’s revised our ratings outlook to positive from stable. This rating is considered non-investment grade. The Company and our long-term senior unsecured debt are currently rated Baa3 by Moody’s. This rating is considered investment grade. On May 4, 2010, Moody’s revised our ratings outlook to stable from negative. If our credit ratings are downgraded, there could be a negative impact on our ability to access capital markets and borrowing costs could increase. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

Outstanding Indebtedness

At December 31, 2010 and 2009, our total debt outstanding consisted of the amounts set forth in the following table. See Note 11, “Debt and Credit Facilities,” for further information on our debt.

	December 31,
	2010	2009

Short-term borrowings	$23.5	$28.2
Current portion of long-term debt	6.5	6.5

Total current debt	30.0	34.7
Total long-term debt, less current portion	1,399.2	1,626.3

Total debt	$1,429.2	$1,661.0

Analysis of Historical Cash Flow

Changes in our consolidated cash flows in the three years ended December 31, 2010:

	2010	2009	2008

Net cash provided by operating activities	$483.1	$552.0	$404.4
Net cash used in investing activities	(96.9)	(70.3)	(176.7)
Net cash (used in) provided by financing activities	(373.0)	90.3	(562.9)

Net Cash Provided by Operating Activities

2010

Net cash provided by operating activities of $483 million for 2010 was primarily attributable to net income adjusted for non-cash items of $480 million, which included depreciation and amortization of $155 million, share-based compensation of $31 million and the loss on debt redemption of $39 million. Changes in operating assets and liabilities resulted in a net cash source of $3 million.

2009

Net cash provided by operating activities of $552 million for 2009 was primarily attributable to net income adjusted for non-cash items of $440 million, which included depreciation and amortization of $155 million and share-based compensation of $39 million. Changes in operating assets and liabilities provided a net cash source of $112 million primarily due to:

•	a decline in receivables, net, of $115 million, primarily attributable to the impact of lower net sales in 2009 and, to a lesser extent, improved collections in 2009; and

•	a decline in inventories of $110 million primarily due to maintaining lower inventory levels due to the decline in sales volumes and the decline in average petrochemical-based raw material costs experienced in 2009;

partially offset by:

•	use of available cash of $80 million to fund the repurchase of receivable interests in 2009; and

•	cash used for accounts payable of $68 million primarily due to the timing of payments.

Net Cash Used in Investing Activities

2010

In 2010, we used net cash of $97 million for investing activities, which was primarily due to capital expenditures of $88 million and the use of $24 million of cash for the completion of three business acquisitions and one equity investment in 2010. These investments were not material, individually or in the aggregate, to our consolidated financial position or results of operations. Partially offsetting these uses of cash in 2010 were cash proceeds of $13 million received from the sale of all of our auction rate security investments in 2010.

2009

In 2009, we used net cash of $70 million for investing activities, which was primarily due to capital expenditures of $80 million. During 2009, we completed the construction phase of GMS with the launch of our manufacturing facility in Poland.

We expect to continue to invest capital as we deem appropriate to expand our business, to maintain or replace depreciating property, plant and equipment, to acquire new manufacturing technology and to improve productivity and sales growth. We expect total capital expenditures in 2011 to be in the range of $150 million to $175 million. This projection is based upon our capital expenditure budget for 2011, the status of approved but not yet completed capital projects, anticipated future projects and historic spending trends. This projection also supports targeted cost-reduction initiatives globally. We expect to maintain this range of capital expenditures over the next several years to support our projected increases in unit volume growth using new technology platforms or otherwise requiring incremental capital.

Net Cash (Used in) Provided By Financing Activities

2010

In 2010, we used $373 million of cash and cash equivalents for financing activities primarily due to the following activities:

•	the use of $196 million of cash for the redemption of $150 million of the outstanding $300 million principal amount of our 12% Senior Notes due February 14, 2014;

•	the repayment of amounts outstanding under our European credit facility of $64 million in the first quarter of 2010;

•	the payment of quarterly dividends of $80 million; and

•	the repurchase of 0.4 million shares of our common stock for $10 million.

2009

In 2009, our financing activities provided a net $90 million of cash and cash equivalents, primarily due to the following activities:

•	issuance of $400 million of 7.875% Senior Notes due June 2017;

•	issuance of $300 million of 12% Senior Notes due February 2014; and

•	funds drawn of $64 million under our European credit facility;

partially offset by:

•	redemption of the entire $431.3 million of our 3% Convertible Senior Notes;

•	retirement of the remaining outstanding balance of $137 million of our 6.95% Senior Notes; and

•	the payment of quarterly dividends of $76 million.

Repurchases of Capital Stock

During 2010, we repurchased 0.4 million shares of our common stock, par value $0.10 per share, in open market purchases at a cost of $10 million. The average price per share of these common stock repurchases was $22.91. During 2009, we did not repurchase any shares of common stock. During 2008, we repurchased 4 million shares of our common stock in open market purchases at a cost of $95 million. The average price per share of these common stock repurchases in 2008 was $23.64.

We made the share repurchases in 2010 and 2008 under the share repurchase program adopted by our Board of Directors in August 2007 under which the Board of Directors authorized us to repurchase in the aggregate up to 20 million shares of its issued and outstanding common stock. The program has no set expiration date, and we may from time to time continue to repurchase our common stock. See Item 5, “Issuer Purchases of Equity Securities,” for further information on the share repurchase program.

Changes in Working Capital

	December 31,		December 31,		Increase
	2010		2009		(Decrease)

Working capital (current assets less current liabilities)	$592.3		$639.6		$(47.3)
Current ratio (current assets divided by current liabilities)	1.4	x	1.4	x
Quick ratio (current assets, less inventories divided by current liabilities)	1.1	x	1.1x

The 7% decrease in working capital in the year ended December 31, 2010 compared with 2009 was primarily due to the following factors:

•	Net cash used in financing activities of $373 million, primarily due to:

•	the repayment of long-term debt of $276 million;

•	cash used for the payment of our quarterly dividends of $80 million; and

•	cash used for the repurchase of common stock of $10 million;

•	net cash flows used in investing activities of $97 million, primarily for capital expenditures; and

•	a decrease in current deferred tax assets of $30 million, primarily due to the reclassification of certain tax benefits from current to long-term assets;

partially offset by:

•	net cash flows from operations of $483 million.

Changes in Stockholders’ Equity

The $201 million, or 9%, increase in stockholders’ equity in 2010 compared with 2009 was primarily due to the following:

•	an increase in retained earnings of $175 million, reflecting the net impact in 2010 from net earnings of $256 million, less dividends paid and accrued on our common stock of $81 million; and

•	an increase in additional paid-in capital of $26 million, primarily due to the recognition of our share-based incentive compensation expenses.

Derivative Financial Instruments

Interest Rate Swaps

The information set forth in Part II, Item 8 of this Annual Report on Form 10-K in Note 12, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps” is incorporated herein by reference.

Foreign Currency Forward Contracts

At December 31, 2010, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.

The information set forth in Part II, Item 8 of this Annual Report on Form 10-K in Note 12, “Derivatives and Hedging Activities,” under the caption “Foreign Currency Forward Contracts” is incorporated herein by reference.

For further discussion about these contracts and other financial instruments, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Recently Issued Statements of Financial Accounting Standards, Accounting Guidance and Disclosure Requirements

We are subject to numerous recently issued statements of financial accounting standards, accounting guidance and disclosure requirements. Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards,” which is contained in Part II, Item 8 of this Annual Report on Form 10-K, describes these new accounting standards and is incorporated herein by reference.

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

Our estimates and assumptions are evaluated on an ongoing basis and are based on all available evidence, including historical experience and other factors believed to be reasonable under the circumstances. To derive these estimates and assumptions, management draws from those available sources that can best contribute to its efforts. These sources include our officers and other employees, outside consultants and legal counsel, experts and actuaries. In addition, we use internally generated reports and statistics, such as aging of accounts receivable, as well as outside sources such as government statistics, industry reports and third-party research studies. The results of these estimates and assumptions may form the basis of the carrying value of assets and liabilities and may not be readily apparent from other sources. Actual results may differ from estimates under conditions and circumstances different from those assumed, and any such differences may be material to our consolidated financial statements.

We believe the following accounting policies are critical to understanding our consolidated results of operations and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The critical accounting policies discussed below should be read together with our significant accounting policies set forth in Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards.”

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

The provision for bad debts charged against operating results is based on several factors including, but not limited to, a regular assessment of the collectibility of specific customer balances, the length of time a receivable is past due and our historical experience with our customers. In circumstances where a specific customer’s inability to meet its financial obligations is known, we record a specific provision for bad debt against amounts due thereby reducing the receivable to the amount we reasonably assess will be collected. If circumstances change, such as higher than expected defaults or an unexpected material adverse change in a major customer’s ability to pay, our estimates of recoverability could be reduced by a material amount.

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

Our fair value measurements for our financial instruments are subjective and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect our estimates. See Note 13, “Fair Value Measurements and Other Financial Instruments,” for further details on our fair value measurements.

Commitments and Contingencies — Litigation

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

A reporting unit is the operating segment unless, at businesses one level below that operating segment — the “component” level — discrete financial information is prepared and regularly reviewed by management, and the component has economic characteristics that are different from the economic characteristics of the other components of the operating segment, in which case the component is the reporting unit.

We use a fair value approach to test goodwill for impairment. We must recognize a non-cash impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. We derive an estimate of fair values for each of our reporting units using a combination of an income approach and appropriate market approaches, each based on an applicable weighting. We assess the applicable weighting based on such factors as current market conditions and the quality and reliability of the data. Absent an indication of fair value from a potential buyer or similar specific transactions, we believe that the use of these methods provides a reasonable estimate of a reporting unit’s fair value.

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

Income Approach Used to Determine Fair Values

The income approach is based upon the present value of expected cash flows. Expected cash flows are converted to present value using factors that consider the timing and risk of the future cash flows. The estimate of cash flows used is prepared on an unleveraged debt-free basis. We use a discount rate that reflects a market-derived weighted average cost of capital. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating and cash flow performance. The projections are based upon our best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value long-term growth rates, provisions for income taxes, future capital expenditures and changes in future cashless, debt-free working capital.

Market Approaches Used to Determine Fair Values

Each year we consider various market approaches that could be used to determine fair value. Historically, we have considered two relevant market approaches. In 2010, an additional relevant market approach was included to determine fair value, and this approach is referred to as the merger and acquisition method.

The first market approach estimates the fair value of the reporting unit by applying multiples of operating performance measures to the reporting unit’s operating performance. These multiples are derived from comparable publicly-traded companies with similar investment characteristics to the reporting unit, and such comparables are reviewed and updated as needed annually. We believe that this approach is appropriate because it provides a fair value estimate using multiples from entities with operations and economic characteristics comparable to our reporting units and the Company. The second market approach is based on the publicly traded common stock of the Company, and the estimate of fair value of the reporting unit is based on the applicable multiples of the Company. The third market approach is based on recent mergers and acquisitions of comparable publicly-traded and privately-held companies in the packaging industry.

The key estimates and assumptions that are used to determine fair value under these market approaches include trailing and future 12-month operating performance results and the selection of the relevant multiples to be applied. Under the first and second market approaches, a control premium, or an amount that a buyer is usually willing to pay over the current market price of a publicly traded company, is applied to the calculated equity values to adjust the public trading value upward for a 100% ownership interest, where applicable.

See Note 9, “Goodwill and Identifiable Intangible Assets,” for details of our goodwill balance and the goodwill review performed in 2010 and other related information.

Pensions

We maintain a qualified non-contributory profit sharing plan and qualified contributory retirement savings plans in which most U.S. employees are eligible to participate. For a limited number of our U.S. employees and for some of our international employees, we maintain defined benefit pension plans. Under current accounting standards, we are required to make assumptions regarding the valuation of projected benefit obligations and the performance of plan assets for our defined benefit pension plans.

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

At December 31, 2010, the projected benefit obligation for our U.S. pension plans was $55 million, and the net periodic benefit cost for the year ended December 31, 2010 was $3 million. At December 31, 2010, the projected benefit obligation for our international pension plans was $286 million, and the net periodic benefit cost for the year ended December 31, 2010 was $16 million.

In general, material changes to the principal assumptions could have a material impact on the costs and liabilities recognized on our consolidated financial statements. A 25 basis point change in the assumed discount rate and a 100 basis point change in the expected long-term rate of return on plan assets would have resulted in the following increases (decreases) in the projected benefit obligation at December 31, 2010 and the expected net periodic benefit cost for the year ended December 31, 2011 (in millions).

	25 Basis	25 Basis
	Point	Point
United States	Increase	Decrease

Discount Rate
Effect on 2010 projected benefit obligation	$(1.7)	$1.8
Effect on 2011 expected net periodic benefit cost	(0.1)	0.1

	100 Basis	100 Basis
	Point	Point
	Increase	Decrease

Return on Assets
Effect on 2011 expected net periodic benefit cost	$(0.4)	$0.4

	25 Basis	25 Basis
	Point	Point
International	Increase	Decrease

Discount Rate
Effect on 2010 projected benefit obligation	$(8.5)	$9.3
Effect on 2011 expected net periodic benefit cost	(0.8)	0.9

	100 Basis	100 Basis
	Point	Point
	Increase	Decrease

Return on Assets
Effect on 2011 expected net periodic benefit cost	$(2.2)	$2.2

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with tax authorities. See Note 15, “Income Taxes,” for further discussion.

Summarized Quarterly Financial Information (Unaudited, in millions, except share data)

	First	Second	Third	Fourth
2010	Quarter	Quarter	Quarter	Quarter

Net sales	$1,061.2	$1,089.7	$1,130.0	$1,209.2
Gross profit	300.0	300.5	320.5	331.8
Net earnings	61.2	67.0	76.5	51.3
Basic net earnings per common share	$0.38	$0.42	$0.48	$0.32
Diluted net earnings per common share	$0.35	$0.38	$0.43	$0.29

	First	Second	Third	Fourth
2009	Quarter	Quarter	Quarter	Quarter

Net sales	$988.5	$1,028.0	$1,079.9	$1,146.4
Gross profit	285.7	288.1	311.1	333.6
Net earnings	58.1	60.5	60.6	65.1
Basic net earnings per common share	$0.37	$0.38	$0.38	$0.41
Diluted net earnings per common share	$0.32	$0.33	$0.34	$0.37

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in the conditions in the global financial markets, interest rates, foreign currency exchange rates and commodity prices and the creditworthiness of our customers and suppliers, which may adversely affect our consolidated financial position and results of operations. We seek to minimize these risks through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We do not purchase, hold or sell derivative financial instruments for trading purposes.

Interest Rates

From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates.

At December 31, 2010, we had outstanding interest rate swaps, but no outstanding collars or options.

The information set forth in Item 8 of Part II of this Annual Report on Form 10-K in Note 12, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps” is incorporated herein by reference.

See Note 13, “Fair Value Measurements and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% decrease in interest rates would result in an increase of $57 million in the fair value of the total debt balance at December 31, 2010. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.

Foreign Exchange Rates

Operations

As a large global organization, we face exposure to changes in foreign currency exchange rates. These exposures may change over time as business practices evolve and could materially impact our consolidated financial position or results of operations in the future. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above for the impacts foreign currency translation had on our operations.

Venezuela

Economic events in Venezuela have exposed us to heightened levels of foreign currency exchange risk.

Effective January 1, 2010, Venezuela was designated a highly inflationary economy under U.S. GAAP, and the U.S. dollar replaced the bolivar fuerte as the functional currency for our subsidiary in Venezuela. Accordingly, all bolivar-denominated monetary assets and liabilities were re-measured into U.S. dollars using the current exchange rate available to us, and any changes in the exchange rate were reflected in foreign currency exchange gains and losses related to our Venezuelan subsidiary on the consolidated statement of operations. Also, in January 2010, the Venezuelan government devalued the bolivar by resetting the official exchange rate from 2.15 bolivars per U.S. dollar to 4.3 bolivars per U.S. dollar for non-essential transactions and 2.60 bolivars per U.S. dollar for essential transactions.

On January 1, 2010 we did not have access or permission to use the official exchange rate. Accordingly, for the majority of our transactions, we accessed the parallel foreign currency exchange market (which was a rate of 5.95 bolivars per U.S. dollar at December 31, 2009) that was available to entities that did not have access to the official exchange rate. Since we did not have access to the official exchange rate, we translated our Venezuelan subsidiary’s balance sheet using the parallel rate at December 31, 2009.

In May 2010, the Venezuelan government closed the parallel foreign currency exchange market and in June 2010 replaced it with a new foreign currency exchange system, the Transaction System in Securities in Foreign Currency (“SITME”). The Central Bank of Venezuela began accepting and approving applications, under certain conditions, for non government operated Foreign Exchange Administrative Board (“CADIVI”) exchange transactions at the weighted-average implicit exchange rate obtained from the SITME. Effective June 9, 2010, the SITME weighted average implicit exchange rate was 5.3 bolivars per U.S dollar. We did not access the SITME during 2010.

From time to time during 2010 our access to the official exchange rate was restricted. However, as of December 31, 2010, we had access to the CADIVI in Venezuela. Therefore, as of December 31, 2010, we re-measured the net bolivar-denominated monetary assets of approximately $16 million (consisting primarily of cash and cash equivalents) of our Venezuelan subsidiary using the official exchange rate of 4.3 bolivars per U.S. dollar. At December 31, 2010, our Venezuelan subsidiary had a negative cumulative translation adjustment balance of approximately $46 million. During 2010, we settled transactions at the applicable official exchange rates.

As a result of the changes in the exchange rates upon settlement of bolivar-denominated transactions and upon the remeasurement of our Venezuelan subsidiary’s financial statements, we recognized net gains of $6 million for the year ended December 31, 2010.

For the year ended December 31, 2010, less than 1% of our consolidated net sales were derived from our business in Venezuela and approximately 2% of our consolidated operating profit was derived from our business in Venezuela.

Effective January 1, 2011, the Venezuelan government devalued the bolivar by eliminating the non-essential exchange rate of 2.60 bolivars per U.S. dollar. Therefore, there are now only two legal exchange rates available. This includes the CADIVI non-essential rate of 4.3 bolivars per U.S. dollar and the SITME rate of 5.3 bolivars per U.S. dollar.

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

Foreign Currency Forward Contracts

We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at December 31, 2010 would have caused us to pay approximately $24 million to terminate these contracts.

Our foreign currency forward contracts are described in Note 12, “Derivatives and Hedging Activities,” which is contained in Part II, Item 8, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments — Foreign Currency Forward Contracts,” contained in Part II, Item 7 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to changes in foreign exchange rates and interest rate and currency swaps related to certain financing transactions. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At December 31, 2010, we had no foreign exchange options or interest rate and currency swap agreements outstanding.

Outstanding Debt

Our outstanding debt is generally denominated in the functional currency of the borrower. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $26 million at December 31, 2010 and $109 million at December 31, 2009.

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

Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was $7 million in 2010, $6 million in 2009 and $9 million in 2008. The allowance for doubtful accounts was $17 million at December 31, 2010 and $18 million at December 31, 2009.

Pensions

Recent market conditions have resulted in an unusually high degree of volatility and increased risks and short-term liquidity concerns associated with some of the plan assets held by our defined benefit pension plans, which have impacted the performance of some of the plan assets. Based upon the annual valuation of our defined benefit pension plans at December 31, 2010, we expect our net periodic benefit costs to be approximately $14 million in 2011. See Note 14, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” for further details on our defined benefit pension plans.

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

We have audited the accompanying consolidated balance sheets of Sealed Air Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II — valuation and qualifying accounts and reserves. We also have audited Sealed Air Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sealed Air Corporation’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sealed Air Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Sealed Air Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  KPMG LLP

Short Hills, New Jersey
February 25, 2011

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2010	2009
	(In millions, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$675.6	$694.5
Receivables, net of allowance for doubtful accounts of $17.0 in 2010 and $17.5 in 2009	697.1	666.7
Inventories	495.8	469.4
Deferred tax assets	146.2	176.1
Prepaid expenses and other current assets	25.3	66.7

Total current assets	2,040.0	2,073.4
Property and equipment, net	948.3	1,010.7
Goodwill	1,945.9	1,948.7
Non-current deferred tax assets	179.6	146.0
Other assets, net	285.6	241.3

Total assets	$5,399.4	$5,420.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$23.5	$28.2
Current portion of long-term debt	6.5	6.5
Accounts payable	232.0	214.2
Deferred tax liabilities	5.0	8.0
Settlement agreement and related accrued interest	787.9	746.8
Accrued restructuring costs	7.9	15.8
Other current liabilities	384.9	414.3

Total current liabilities	1,447.7	1,433.8
Long-term debt, less current portion	1,399.2	1,626.3
Non-current deferred tax liabilities	8.0	6.4
Other liabilities	142.9	153.3

Total liabilities	2,997.8	3,219.8
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2010 and 2009	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 169,272,636 in 2010 and 168,749,681 in 2009; shares outstanding; 159,305,507 in 2010 and 158,938,174 in 2009	17.0	16.9
Common stock reserved for issuance related to Settlement agreement, $0.10 par value per share, 18,000,000 shares in 2010 and 2009	1.8	1.8
Additional paid-in capital	1,152.7	1,127.1
Retained earnings	1,706.1	1,531.1
Common stock in treasury, 9,967,129 shares in 2010 and 9,811,507 shares in 2009	(362.7)	(364.6)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(47.9)	(70.4)
Cumulative translation adjustment	(65.9)	(50.8)
Unrealized gain on derivative instruments	3.5	4.1
Unrealized gain on available-for-sale securities	—	4.4

Total accumulated other comprehensive loss, net of taxes	(110.3)	(112.7)

Total parent company stockholders’ equity	2,404.6	2,199.6
Noncontrolling interests	(3.0)	0.7

Total stockholders’ equity	2,401.6	2,200.3

Total liabilities and stockholders’ equity	$5,399.4	$5,420.1

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009	2008
	(In millions, except per share amounts)

Net sales:
Food Packaging	$1,923.6	$1,839.8	$1,969.4
Food Solutions	934.9	891.7	988.3
Protective Packaging	1,299.4	1,192.9	1,480.3
Other	332.2	318.4	405.5

Total net sales	4,490.1	4,242.8	4,843.5
Cost of sales	3,237.3	3,024.3	3,606.9

Gross profit	1,252.8	1,218.5	1,236.6
Marketing, administrative and development expenses	710.2	719.2	755.0
Restructuring and other charges	7.6	7.0	85.1

Operating profit	535.0	492.3	396.5
Interest expense	(161.6)	(154.9)	(128.1)
Net gains on sale (other-than-temporary impairment) of available-for-sale securities	5.9	(4.0)	(34.0)
Foreign currency exchange gains related to Venezuelan subsidiary	5.5	—	—
Loss on debt redemption	(38.5)	(3.4)	—
Other expense, net	(2.9)	(0.1)	(12.1)

Earnings before income tax provision	343.4	329.9	222.3
Income tax provision	87.5	85.6	42.4

Net earnings available to common stockholders	$255.9	$244.3	$179.9

Net earnings per common share:
Basic	$1.61	$1.54	$1.13

Diluted	$1.44	$1.35	$0.99

Dividends per common share	$0.50	$0.48	$0.48

Weighted average number of common shares outstanding:
Basic	158.3	157.2	157.6

Diluted	176.7	182.6	188.6

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

		Common
		Stock
		Reserved
		for Issuance				Accumulated	Total Parent
		Related to the	Additional			Other	Company	Non-	Total
	Common	Settlement	Paid-in	Retained	Common	Comprehensive	Stockholders’	Controlling	Stockholders’
	Stock	Agreement	Capital	Earnings	Stock in Treasury	Loss, Net of Taxes	Equity	Interests	Equity
	(In millions)

Balance at December 31, 2007	$16.8	$1.8	$1,086.1	$1,260.8	$(286.9)	$(59.0)	$2,019.6	$5.8	$2,025.4
Effect of contingent stock transactions, net	—	—	16.1	—	(1.2)	—	14.9	—	14.9
Stock issued for share-based incentive compensation	—	—	0.3	—	—	—	0.3	—	0.3
Purchases of common stock	—	—	—	—	(95.1)	—	(95.1)	—	(95.1)
Recognition of deferred pension items, net of taxes	—	—	—	—	—	(2.0)	(2.0)	—	(2.0)
Foreign currency translation	—	—	—	—	—	(118.4)	(118.4)	—	(118.4)
Unrecognized loss on derivative instruments, net of taxes	—	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Unrecognized gains on available-for-sale securities, net of taxes, reclassified to net earnings	—	—	—	—	—	2.4	2.4	—	2.4
Noncontrolling interests	—	—	—	—	—	—	—	(4.8)	(4.8)
Net earnings	—	—	—	179.9	—	—	179.9	—	179.9
Dividends on common stock	—	—	—	(76.4)	—	—	(76.4)	—	(76.4)

Balance at December 31, 2008	$16.8	$1.8	$1,102.5	$1,364.3	$(383.2)	$(177.6)	$1,924.6	$1.0	$1,925.6
Effect of contingent stock transactions, net	0.1	—	38.3	—	(1.4)	—	37.0	—	37.0
Stock issued for share-based incentive compensation	—	—	(13.7)	—	20.0	—	6.3	—	6.3
Recognition of deferred pension items, net of taxes	—	—	—	—	—	(10.2)	(10.2)	—	(10.2)
Foreign currency translation	—	—	—	—	—	71.6	71.6	—	71.6
Unrecognized loss on derivative instruments, net of taxes	—	—	—	—	—	(0.9)	(0.9)	—	(0.9)
Unrecognized gains on available-for-sale securities, net of taxes	—	—	—	—	—	4.4	4.4	—	4.4
Noncontrolling interests	—	—	—	—	—	—	—	(0.3)	(0.3)
Net earnings	—	—	—	244.3	—	—	244.3	—	244.3
Dividends on common stock	—	—	—	(77.5)	—	—	(77.5)	—	(77.5)

Balance at December 31, 2009	$16.9	$1.8	$1,127.1	$1,531.1	$(364.6)	$(112.7)	$2,199.6	$0.7	$2,200.3
Effect of contingent stock transactions, net	0.1	—	28.3	—	(1.2)	—	27.2	—	27.2
Stock issued for share-based incentive compensation	—	—	(5.2)	—	12.9	—	7.7	—	7.7
Purchases of common stock	—	—	—	—	(9.8)	—	(9.8)	—	(9.8)
Recognition of deferred pension items, net of taxes	—	—	—	—	—	22.5	22.5	—	22.5
Foreign currency translation	—	—	—	—	—	(15.1)	(15.1)	—	(15.1)
Unrecognized loss on derivative instruments, net of taxes	—	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Unrecognized losses on available-for-sale securities, net of taxes	—	—	—	—	—	(4.4)	(4.4)	—	(4.4)
Noncontrolling interests	—	—	2.5	—	—	—	2.5	(3.7)	(1.2)
Net earnings	—	—	—	255.9	—	—	255.9	—	255.9
Dividends on common stock	—	—	—	(80.9)	—	—	(80.9)	—	(80.9)

Balance at December 31, 2010	$17.0	$1.8	$1,152.7	$1,706.1	$(362.7)	$(110.3)	$2,404.6	$(3.0)	$2,401.6

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Cash flows from operating activities:
Net earnings available to common stockholders	$255.9	$244.3	$179.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	154.7	154.5	155.0
Share-based incentive compensation	30.6	38.8	16.5
Amortization of senior debt related items and other	1.7	1.0	1.6
Loss on debt redemption	38.5	3.4	—
(Net gains on sale) other-than-temporary impairment of available-for-sale securities	(5.9)	4.0	34.0
Provisions for bad debt	6.4	6.8	9.0
Provisions for inventory obsolescence	2.1	6.6	7.5
Deferred taxes, net	(3.3)	(16.6)	(39.5)
Net loss on sales of small product lines	—	0.2	—
Net gain on disposals of property and equipment and other	(0.8)	(3.0)	(0.6)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Receivables, net	(33.9)	115.2	(40.3)
Accounts receivable securitization program	—	(80.0)	80.0
Inventories	(19.4)	109.7	(31.1)
Other assets, net	16.3	9.6	(53.0)
Accounts payable	19.0	(68.4)	(28.8)
Other liabilities	21.2	25.9	114.2

Net cash provided by operating activities	483.1	552.0	404.4

Cash flows from investing activities:
Capital expenditures for property and equipment	(87.6)	(80.3)	(180.7)
Businesses acquired in purchase transactions, net of cash and cash equivalents acquired and equity investment in 2010	(24.1)	—	(2.9)
Proceeds from sale of available-for-sale securities	12.6	—	—
Proceeds from sales of property and equipment	4.2	7.2	3.9
Other investing activities	(2.0)	2.8	3.0

Net cash used in investing activities	(96.9)	(70.3)	(176.7)

Cash flows from financing activities:
Payments of long-term debt	(276.1)	(585.3)	(395.7)
Proceeds from long-term debt	—	766.6	—
Dividends paid on common stock	(79.7)	(75.7)	(76.4)
Net (payments of) proceeds from short-term borrowings	(4.4)	(8.3)	5.2
Payments of debt issuance costs	—	(7.0)	(0.9)
Repurchases of common stock	(9.8)	—	(95.1)
Other financing activities	(3.0)	—	—

Net cash (used in) provided by financing activities	(373.0)	90.3	(562.9)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(32.1)	(6.4)	33.8

Cash and cash equivalents:
Balance, beginning of period	$694.5	$128.9	$430.3
Net change during the period	(18.9)	565.6	(301.4)

Balance, end of period	$675.6	$694.5	$128.9

Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$128.7	$100.9	$95.1

Income tax payments	$86.6	$114.3	$90.7

Non-cash items:
Net unrealized (losses) gains on available-for-sale securities	$(7.0)	$7.0	$3.9

Transfers of shares of our common stock from Treasury as part of our 2009 and 2008 profit-sharing plan contributions	$7.2	$5.9	$—

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Net earnings available to common stockholders	$255.9	$244.3	$179.9
Other comprehensive income, net of income taxes:
Recognition of deferred pension items, net of income taxes of $(1.8) in 2010, $3.6 in 2009 and $9.3 in 2008	22.5	(10.2)	(2.0)
Unrealized losses on derivative instruments, net of income taxes of $0.4 in 2010, $0.5 in 2009 and 2008	(0.6)	(0.9)	(0.6)
Unrealized (losses) gains on available-for-sale securities, reclassified to net earnings, net of taxes of $(2.6) in 2010, $2.6 in 2009 and $1.5 in 2008	(4.4)	4.4	2.4
Foreign currency translation adjustments	(15.1)	71.6	(118.4)

Comprehensive income, net of income taxes	$258.3	$309.2	$61.3

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

We conduct substantially all of our business through two direct wholly-owned subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US). These two subsidiaries, directly and indirectly, own substantially all of the assets of the business and conduct operations themselves and through subsidiaries around the world. We adopted this corporate structure in connection with the Cryovac transaction. See “Cryovac Transaction Commitments and Contingencies,” of Note 16, “Commitments and Contingencies,” for a description of the Cryovac transaction and related terms used in these Notes to Consolidated Financial Statements.

Note 2	Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. All amounts are in millions, except per share amounts, and approximate due to rounding. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, had no impact on our consolidated financial position, results of operations and cash flows.

Use of Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. These estimates include, among other items, assessing the collectibility of receivables, the use and recoverability of inventory, the estimation of fair value of financial instruments, assumptions used in the calculation of income taxes, useful lives and recoverability of tangible and intangible assets, assumptions used in our defined benefit pension plans, estimates related to self-insurance such as the aggregate liability for uninsured claims using historical experience, insurance and actuarial estimates and estimated trends in claim values, costs for incentive compensation and accruals for commitments and contingencies. We review these estimates and assumptions periodically and reflect the effects of revisions in the consolidated financial statements in the period we determine any revisions to be necessary. Actual results could differ from these estimates.

Financial Instruments

We may use financial instruments, such as cross currency swaps, interest rate swaps, caps and collars, U.S. Treasury lock agreements and foreign currency exchange forward contracts and options relating to our borrowing and trade activities. We may use these financial instruments from time to time to manage our exposure to fluctuations in interest rates and foreign currency exchange rates. We do not purchase, hold or sell derivative financial instruments for trading purposes. We face credit risk if the counterparties to these transactions are unable to perform their obligations. Our policy is to have counterparties to these contracts that are rated at least A- by Standard & Poor’s and A3 by Moody’s.

We report derivative instruments at fair value and establish criteria for designation and effectiveness of transactions entered into for hedging purposes. Before entering into any derivative transaction, we identify our specific financial risk, the appropriate hedging instrument to use to reduce this risk, and the correlation between the

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

See Note 12, “Derivatives and Hedging Activities,” for further details.

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

Our fair value measurements for our financial instruments are subjective and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect our estimates. See Note 13, “Fair Value Measurements and Other Financial Instruments,” for further details on our fair value measurements.

Foreign Currency Translation

In non-U.S. locations that are not considered highly inflationary, we translate the balance sheets at the end of period exchange rates with translation adjustments accumulated in stockholders’ equity on our consolidated balance sheets. We translate the statements of operations at the average exchange rates during the applicable period.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 2	Summary of Significant Accounting Policies and Recently Issued Accounting Standards (Continued)

We translate assets and liabilities of our operations in countries with highly inflationary economies at the end of period exchange rates, except that nonmonetary asset and liability amounts are translated at historical exchange rates. In countries with highly inflationary economies, we translate items reflected in the statements of operations at average rates of exchange prevailing during the period, except that nonmonetary amounts are translated at historical exchange rates.

Effective January 1, 2010, Venezuela was designated as a highly inflationary economy under U.S. GAAP, and the U.S. dollar replaced the bolivar fuerte as the functional currency for our subsidiary in Venezuela. Accordingly, all bolivar-denominated monetary assets and liabilities were re-measured into U.S. dollars using the current exchange rate available to us, and any changes in the exchange rate were reflected in foreign currency exchange gains or losses related to our Venezuelan subsidiary on the consolidated statement of operations. All bolivar-denominated nonmonetary assets and liabilities are re-measured into U.S. dollars using the historical exchange rates.

The impact to our consolidated financial position and results of operations depends on the exchange rates in effect when we enter into, remeasure and settle bolivar-denominated transactions.

Commitments and Contingencies — Litigation

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

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments impact the amount of net sales recognized by us in the period of adjustment. Charges for rebates and other allowances were less than 5% of net sales in 2010, 2009 and 2008.

Our freight costs are included in cost of sales. The amount of revenue received for freight re-billed to the customer was immaterial in 2010, 2009 and 2008.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 2	Summary of Significant Accounting Policies and Recently Issued Accounting Standards (Continued)

Research and Development

We expense research and development costs as incurred. Research and development costs were $88 million in 2010, $81 million in 2009 and $86 million in 2008.

Share-Based Incentive Compensation

Our primary share-based employee incentive compensation program is the 2005 Contingent Stock Plan. See Note 17, “Stockholders’ Equity,” for further information on this plan.

We record share-based compensation awards exchanged for employee services at fair value on the date of grant and record the expense for these awards in marketing, administrative and development expense on our consolidated statement of operations over the requisite employee service period. Share-based incentive compensation expense includes an estimate for forfeitures and anticipated achievement levels and is generally recognized over the expected term of the award on a straight-line basis.

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

Income Taxes

We file a consolidated U.S. federal income tax return. Our non-U.S. subsidiaries file income tax returns in their respective local jurisdictions. We provide for income taxes on those portions of our foreign subsidiaries’ accumulated earnings that we believe are not reinvested indefinitely in our businesses. It is not practicable to estimate the amount of tax that might be payable on the portion of those accumulated earnings that we believe are reinvested indefinitely.

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

See Note 15, “Income Taxes,” for further discussion.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 2	Summary of Significant Accounting Policies and Recently Issued Accounting Standards (Continued)

Poor’s and A3 by Moody’s. Some of our operations are located in countries that are rated below A- or A3. In this case, we try to minimize our risk by holding cash and cash equivalents at financial institutions with which we have existing global relationships whenever possible, diversifying counterparty exposures and minimizing the amount held by each counterparty and within the country in total.

Available-for-Sale Investments

We determine the classification of our investments at the time of purchase and reassess it as of each balance sheet date. Available-for-sale securities are marked-to-market based on quoted market values, when available, of the securities on a security-by-security basis, with the unrealized gains or losses, if any, reported as a component of other comprehensive income, net of tax, until realized. When quoted market values are not available, we determine the fair value using other observable or unobservable inputs. We recognize realized gains and losses on the sales of the securities on a security-by-security basis and include the realized gains or losses in other expense, net, on the consolidated statements of operations. We determine whether a decline in fair value below its cost is temporary or other-than-temporary. The objective of other-than-temporary impairment analysis under U.S. GAAP is to determine whether the holder of an investment in a debt or equity security with a decline in its fair value should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost.

We include interest and dividends on securities classified as available-for-sale in other expense, net, on the consolidated statements of operations. See Note 5, “Available-for-Sale Investments,” for further discussion of our auction rate securities investments and “Fair Value Measurements” above for additional information.

Accounts Receivable Securitization

Our two primary U.S. operating subsidiaries are parties to an accounts receivable securitization program under which they sell eligible U.S. accounts receivable to an indirectly wholly-owned subsidiary that was formed for the sole purpose of entering into this program. The wholly-owned subsidiary in turn may sell an undivided ownership interest in these receivables to a participating bank or an issuer of commercial paper administered by the participating bank. The wholly-owned subsidiary retains the receivables it purchases from the two operating subsidiaries, except those as to which it sells ownership interests to the participating bank or to the issuer of commercial paper. Before January 1, 2010, if the wholly-owned subsidiary sold undivided ownership interests in receivables, we removed the transferred ownership interest amounts from our balance sheet at the time of the sale and reflected the proceeds from the sale in cash provided by operating activities on the consolidated statements of cash flows.

We reflected retained receivables in receivables, net, on our consolidated balance sheets, and the carrying amounts approximated fair value because of the relatively short-term nature of the receivables. We reflected costs associated with the sale of receivables in other expense, net, on the consolidated statements of operations.

See “Recently Issued Accounting Standards” below for information regarding new accounting standards that changed the accounting for this program effective January 1, 2010.

Receivables, Net

In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria. Accounts receivable, which are included in receivables, net, on the consolidated balance sheets, are net of allowances for doubtful accounts. We maintain accounts receivable allowances for estimated losses resulting from the failure of our customers to make required payments. An additional allowance may be required if the financial condition of our customers deteriorates.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Property and Equipment, Net

We state property and equipment at cost, except for property and equipment that have been impaired, for which we reduce the carrying amount to the estimated fair value at the impairment date. We capitalize significant improvements and charge repairs and maintenance costs that do not extend the lives of the assets to expense as incurred. We remove the cost and accumulated depreciation of assets sold or otherwise disposed of from the accounts and recognize any resulting gain or loss upon the disposition of the assets.

We depreciate the cost of property and equipment over their estimated useful lives on a straight-line basis as follows: buildings — 20 to 40 years; machinery and equipment — 5 to 10 years; and other property and equipment — 3 to 10 years.

Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of the consideration transferred, the fair value of any noncontrolling interest in the acquiree and, if the business combination is achieved in stages, the acquisition-date fair value of our previously held equity interest in the acquiree over the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed.

We reflect identifiable intangible assets in other assets, net, on our consolidated balance sheets. These assets consist primarily of patents, licenses, trademarks, customer lists and relationships, non-compete agreements and technology based intangibles. We amortize identifiable intangible assets over the shorter of their stated or statutory duration or their estimated useful lives, generally ranging from 3 to 15 years, on a straight-line basis to their estimated residual values and periodically review them for impairment. Total identifiable intangible assets comprise less than 5% of our consolidated total assets.

We use the acquisition method of accounting for all business combinations and do not amortize goodwill and intangible assets with indefinite useful lives. Goodwill and intangible assets with indefinite useful lives are tested for possible impairment annually during the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired.

See Note 9, “Goodwill and Identifiable Intangible Assets,” for further discussion of our goodwill.

Long-Lived Assets

Impairment and Disposal of Long-Lived Assets

We periodically review long-lived assets other than goodwill for impairment whenever there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. We recognize impairments when the expected future undiscounted cash flows derived from long-lived assets are less than their carrying value. For these cases, we recognize losses in an amount equal to the difference between the fair value and the carrying amount. We record assets to be disposed of by sale or abandonment, where management has the current ability to remove these assets from operations, at the lower of carrying amount or fair value less cost of disposition. We suspend depreciation for these assets during the disposal period, which is generally less than one year. Assumptions and estimates used in the determination of impairment losses, such as future cash flows, which are based on operational performances, market conditions and other factors and disposition

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Self-Insurance

We retain the obligation for specified claims and losses related to property, casualty, workers’ compensation and employee benefit claims. We accrue for outstanding reported claims and claims that have been incurred but not reported based upon management’s estimates of the aggregate liability for retained losses using historical experience, insurance company estimates and the estimated trends in claim values. Our estimates include management’s and independent insurance companies’ assumptions regarding economic conditions, the frequency and severity of claims and claim development patterns and settlement practices. These estimates and assumptions are monitored and evaluated on a periodic basis by management and are adjusted when warranted by changing circumstances. Although management believes it has the ability to adequately project and record estimated claim payments, actual results could differ significantly from the recorded liabilities.

Pensions

We maintain a qualified non-contributory profit sharing plan and qualified contributory retirement savings plans in which most U.S. employees are eligible to participate. For a limited number of our U.S. employees and for some of our international employees, we maintain defined benefit pension plans. We are required to make assumptions regarding the valuation of projected benefit obligations and the performance of plan assets for our defined benefit pension plans.

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

Net Earnings per Common Share

Basic earnings per common share is calculated by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Net earnings available to common stockholders was adjusted to reflect the reduction to interest expense, net of income taxes, that would have occurred as a result of the assumed conversion of the 3% Convertible Senior Notes for periods prior to the redemption of these notes in July 2009.

On January 1, 2009, we adopted a new accounting standard requiring non-vested share-based payment awards that contain non-forfeitable rights to dividends to be treated as participating securities and therefore included in computing earnings per common share using the “two-class method”. The two-class method is an earnings allocation formula that calculates basic and diluted net earnings per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings. The non-vested restricted

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 2	Summary of Significant Accounting Policies and Recently Issued Accounting Standards (Continued)

stock issued under our 2005 Contingent Stock Plan are considered participating securities since these securities have non-forfeitable rights to dividends when we declare a dividend during the contractual vesting period of the share-based payment award and therefore included in our earnings allocation formula using the two-class method.

When calculating diluted net earnings per common share, the more dilutive effect of applying either of the following is presented: (a) the two-class method (described above) assuming that the participating security is not exercised or converted, or, (b) the treasury stock method for the participating security. Our diluted net earnings per common share for all periods presented were calculated using the two-class method since such method was more dilutive.

Our calculation of basic and diluted net earnings per common share for 2008 has been adjusted to reflect this change, which did not have a material impact.

See Note 18, “Net Earnings Per Common Share,” for further discussion.

Recently Issued Accounting Standards

Unless necessary to clarify a point to readers, we will refrain from citing specific topic and section references when addressing new or pending accounting standard changes or discussing application of U.S. GAAP in this Annual Report on Form 10-K.

Adopted in 2010

In January 2010, the FASB issued an amendment to accounting standards addressing fair value measurements and disclosures that requires reporting entities to make new disclosures about recurring and non-recurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The revised accounting standard also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques. The adoption of this new standard in 2010 did not impact our consolidated financial position or results of operations as it is disclosure-only in nature.

In June 2009, the FASB issued new accounting standards relating to the transfer of financial assets. These standards require entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. They also eliminate the concept of a “qualifying special-purpose entity,” change the requirements for derecognizing financial assets and require additional disclosures. We adopted this standard on January 1, 2010. As a result of adopting this standard, any future transfers of ownership interests of receivables under our accounts receivables securitization program to the issuer of commercial paper or to the participating bank are no longer considered sales of receivables but are considered secured borrowings and will be recorded as liabilities on our consolidated balance sheets. See Note 6, “Accounts Receivable Securitization Program,” for additional information about this program.

Also, in June 2009, the FASB issued new accounting standards that change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. These standards were effective beginning January 1, 2010. The adoption of this new standard in 2010 did not impact our consolidated financial position or results of operations.

Adopted in 2011

In September 2009, the FASB ratified an amendment to accounting standards addressing revenue recognition for arrangements with multiple revenue-generating activities. The amendment addresses how revenue should be

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 2	Summary of Significant Accounting Policies and Recently Issued Accounting Standards (Continued)

allocated to separate elements that could impact the timing of revenue recognition. The amendment is effective for us on a prospective basis for revenue arrangements entered into or materially modified on or after January 1, 2011, and earlier application is permitted. We adopted this amendment on January 1, 2011 on a prospective basis, and any impact to our consolidated financial position and results of operations will depend on future revenue arrangements we enter into. Currently, we do not believe the adoption of this amendment will materially impact our consolidated financial position and results of operations.

Note 3	Segments

The following tables show net sales, depreciation and amortization and operating profit by our segment reporting structure:

	2010	2009	2008

Net sales
Food Packaging	$1,923.6	$1,839.8	$1,969.4
Food Solutions	934.9	891.7	988.3
Protective Packaging	1,299.4	1,192.9	1,480.3
Other	332.2	318.4	405.5

Total	$4,490.1	$4,242.8	$4,843.5

Depreciation and amortization(1)
Food Packaging	$70.8	$69.2	$67.0
Food Solutions	29.9	31.4	29.4
Protective Packaging	33.6	34.1	40.6
Other	20.4	19.8	18.0

Total	$154.7	$154.5	$155.0

Operating profit(2)
Food Packaging	$262.7	$251.7	$217.5
Food Solutions	99.2	85.7	80.0
Protective Packaging	169.5	150.0	169.1
Other	11.2	11.9	15.0

Total segments and other	542.6	499.3	481.6
Restructuring and other charges(3)	7.6	7.0	85.1

Total	$535.0	$492.3	$396.5

(1)	The 2008 depreciation and amortization amounts have been adjusted from the amounts disclosed in prior years to exclude share-based incentive compensation expense to conform to the 2009 and 2010 presentation. Share-based incentive compensation expense was $16.5 million in 2008 and is included in marketing, administrative and development expenses on our consolidated statement of operations for all periods.

(2)	Before taking into consideration restructuring and other charges.

(3)	Restructuring and other charges by our segment reporting structure were as follows:

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 3	Segments (Continued)

	2010	2009	2008

Food Packaging	$3.7	$6.0	$46.2
Food Solutions	—	1.0	15.1
Protective Packaging	3.8	(0.1)	18.8
Other	0.1	0.1	5.0

Total	$7.6	$7.0	$85.1

The restructuring and other charges in 2010 primarily relate to our global manufacturing strategy and our closure of a small factory in Europe. The restructuring and other charges in 2009 primarily relate to our global manufacturing strategy. The restructuring and other charges in 2008 primarily relate to our 2008 cost reduction and productivity program. See Note 4, “Restructuring Activities,” for further discussion.

Assets by Reportable Segments

The following table shows assets allocated to our reportable segments. Only assets which are identifiable by segment and reviewed by our chief operating decision maker by segment are allocated to the reportable segment assets, which are trade receivables, net, and finished goods inventories, net. All other assets are included in “Assets not allocated.” Assets not allocated include such assets as cash and cash equivalents of $675.6 million at December 31, 2010 and $694.5 million at December 31, 2009, goodwill of $1,945.9 million at December 31, 2010 and $1,948.7 million at December 31, 2009 and total property and equipment, net, of $948.3 million at December 31, 2010 and $1,010.7 million at December 31, 2009.

	2010	2009

Assets:
Trade receivables, net, and finished goods inventory, net
Food Packaging	$409.8	$401.2
Food Solutions	204.7	210.6
Protective Packaging	297.9	266.1
Other	54.9	57.9

Total segments and other	967.3	935.8
Assets not allocated	4,432.1	4,484.3

Total	$5,399.4	$5,420.1

Allocation of Goodwill to Reportable Segments

Our management views goodwill as a corporate asset, so we do not allocate our goodwill balance to the reportable segments. However, we are required to allocate goodwill to each reporting unit to perform our annual impairment review of goodwill, which we do during the fourth quarter of the year. See Note 9, “Goodwill and Identifiable Intangible Assets,” for the allocation of goodwill, the changes in goodwill balances in the year ended December 31, 2010 by our segment reporting structure, and the details of our annual goodwill impairment review.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 3	Segments (Continued)

Geographic Information

	2010	2009	2008

Net sales:(1)
United States	$2,081.6	$1,969.1	$2,185.2
Canada	145.0	133.2	150.3
Europe	1,207.8	1,194.5	1,469.6
Latin America	434.3	386.4	418.5
Asia Pacific	621.4	559.6	619.9

Total	$4,490.1	$4,242.8	$4,843.5

Total long-lived assets(1)(2):
United States	$2,375.3	$2,363.9
Canada	14.5	12.6
Europe	467.8	516.7
Latin America	116.2	100.8
Asia Pacific	206.0	206.7

Total	$3,179.8	$3,200.7

(1)	Net sales attributed to the geographic areas represent net sales to external customers. No non-U.S. country had net sales in excess of 10% of consolidated net sales or long-lived assets in excess of 10% of consolidated long-lived assets at December 31, 2010.

(2)	Total long-lived assets are total assets excluding total current assets and deferred tax assets.

Note 4	Restructuring Activities

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

The capital expenditures, associated costs and related restructuring charges, and the cumulative amounts incurred since inception of this multi-year strategy to its completion in 2010, are included in the table below.

	Year Ended December 31,			Cumulative Through
	2010	2009	2008	December 31, 2010

Capital expenditures	$3.3	$20.0	$59.5	$156.0
Associated costs(1)	3.8	9.8	7.4	36.2
Restructuring and other charges(2)	4.4	6.5	19.3	42.7

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 4	Restructuring Activities (Continued)

(1)	The associated costs principally include facility start-up costs, which are primarily included in cost of sales on our consolidated statements of operations. These charges by our segment reporting structure were as follows:

	2010	2009	2008

Food Packaging	$3.2	$7.6	$4.0
Food Solutions	0.5	1.3	0.6
Protective Packaging	0.1	0.9	2.6
Other	—	—	0.2

Total	$3.8	$9.8	$7.4

(2)	The restructuring and other charges in 2010 were primarily for costs for termination benefits, the majority of which were related to the Food Packaging segment, mainly resulting from additional headcount reductions identified during the completion of the program. These charges were included in restructuring and other charges on the consolidated statements of operations. See Note 3, “Segments,” for restructuring and other charges by reportable segment and Other. A reconciliation of the restructuring accrual for GMS is included below.

Of the $6.5 million of restructuring and other charges related to GMS in 2009, $5.2 million was primarily related to ceasing certain operations at one of our German locations and the reminder was for costs for termination benefits incurred in connection with other projects associated with GMS.

The restructuring and other charges of $19.3 million related to this program in 2008 were primarily for costs for termination benefits related to our decision to close our manufacturing facility in Cedar Rapids, Iowa. This facility’s manufacturing operations were moved to existing facilities in North America.

The components of the restructuring accrual for GMS through December 31, 2010 and the accrual balance remaining on our consolidated balance sheet at December 31, 2010 were as follows:

Restructuring accrual at December 31, 2009	$9.4
Provision for termination benefits	4.8
Adjustment to accrual for termination benefits	(0.2)
Cash payments made during 2010	(10.2)
Effect of changes in foreign currency rates	(0.4)

Restructuring accrual at December 31, 2010	$3.4

We expect to pay $3.3 million of the accrual balance remaining at December 31, 2010 in 2011 and this amount is included in other current liabilities on our consolidated balance sheet at December 31, 2010. The remaining accrual of $0.1 million is expected to be paid in 2012 and is included in other liabilities on our consolidated balance sheet at December 31, 2010.

European Manufacturing Facility Closure

On December 27, 2010, we informed affected employees that we would be closing a small industrial shrink packaging manufacturing facility in Europe. We are taking this action based on our review of operating costs and technology levels in an effort to simplify our plant network and improve our operating efficiency. We estimate that we will incur total associated costs and restructuring and other charges of approximately $7 to $9 million in connection with this course of action. This course of action is not part of our GMS program described above.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 4	Restructuring Activities (Continued)

We recorded associated costs and restructuring and other charges of $7 million in 2010. We will record the remaining costs of approximately $1 to 2 million in future years, predominantly in 2011. The restructuring accrual balance for the facility closure was $4 million as of December 31, 2010.

We expect to pay the accrual balance remaining at December 31, 2010 within the next 12 months, and this amount is included in other current liabilities on our consolidated balance sheet at December 31, 2010.

2008 Cost Reduction and Productivity Program

In 2008, we implemented a cost reduction and productivity program. The components of the restructuring accrual through December 31, 2010 and the accrual balance remaining on our consolidated balance sheet at December 31, 2010 related to this program are shown in the table below.

Restructuring accrual at December 31, 2009	$6.6
Adjustment to accrual for termination benefits	(0.8)
Cash payments made during 2010	(4.7)
Effect of changes in foreign currency rates	(0.2)

Restructuring accrual at December 31, 2010	$0.9

We expect to pay the accrual balance remaining at December 31, 2010 in 2011, and this amount is included in other current liabilities on our consolidated balance sheet at December 31, 2010.

Note 5	Available-for-Sale Investments

The following tables summarize our activity on our investments in available-for-sale securities:

	Estimated		Gross
	Fair Value at	Gross	Other-than-	Proceeds		Fair Value at
	December 31,	Unrealized	Temporary	from	Gains on	December 31,
	2009	Losses	Impairment	Sales	Sales	2010

Auction rate securities:
Debt instrument with contractual maturity dates in 2021, 2033 and 2036	$13.5	$(7.0)	$(0.6)	$(11.5)	$5.6	$—
Non-cumulative perpetual preferred stock	0.2	—	(0.1)	(1.1)	1.0	—

Total	$13.7	$(7.0)	$(0.7)	$(12.6)	$6.6	$—

	Estimated		Gross	Estimated
	Fair Value at	Gross	Other-than-	Fair Value at
	December 31,	Unrealized	Temporary	December 31,
	2008	Gains	Impairment	2009

Auction rate securities:
Debt instruments with contractual maturity dates in 2021, 2033, and 2036	$7.7	$7.0	$(1.2)	$13.5
Non-cumulative perpetual preferred stock	3.0	—	(2.8)	0.2

Total	$10.7	$7.0	$(4.0)	$13.7

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 5	Available-for-Sale Investments (Continued)

In 2010, we sold all five of our auction rate security investments. These five investments had a combined total original cost of $45 million. At the time we acquired these investments through March 2008 they had credit ratings of AA and higher by Standard & Poor’s and Aa2 and higher by Moody’s. These investments qualified under our policy at that time and were viewed as appropriate interest-bearing investments for our cash balances. Beginning in 2008 through the date of sale of these five securities in the second, third and fourth quarters of 2010, we recognized other-than-temporary impairments for cumulative pre-tax losses of $39 million. Total proceeds received on the sale of these five securities in 2010 were $13 million, resulting in gains of $7 million in 2010. These gains reduced our total cumulative pre-tax losses on these investments to $32 million ($20 million, net of taxes).

The following table details the interest and dividend payments received from our auction rate securities investments:

	Year Ended
	December 31,
	2010	2009	2008

Interest and dividend payments	$0.5	$1.1	$2.2

Note 6	Accounts Receivable Securitization Program

We and a group of our U.S. subsidiaries maintain an accounts receivable securitization program with a bank and an issuer of commercial paper administered by the bank. As of December 31, 2010, the maximum purchase limit for receivable interests was $125.0 million, subject to the availability limits described below.

The amounts available from time to time under the program may be less than $125.0 million due to a number of factors, including but not limited to our credit ratings, accounts receivable balances, the creditworthiness of our customers and our receivables collection experience. During 2010, the level of eligible assets available under the program was lower than $125.0 million primarily due to our current credit rating. As a result, the amount available to us under the program was approximately $91 million at December 31, 2010. Although we do not believe that these restrictive provisions presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available under the program or termination of the program.

As of December 31, 2010 and 2009, we had no amounts outstanding under this program, and we did not utilize this program during 2010.

The overall program is scheduled to expire in December 2012; however, the program includes a bank financing commitment that must be renewed annually. The bank financing commitment is scheduled to expire on December 2, 2011. We plan to seek an additional 364 day renewal of the bank commitment before its expiration. While the bank is not obligated to renew the bank financing commitment, we have negotiated annual renewals since the commencement of the program in 2001.

Under this receivables program, our two primary operating subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US), sell all of their eligible U.S. accounts receivable to Sealed Air Funding Corporation, or SA Funding, an indirectly wholly-owned subsidiary of ours that was formed for the sole purpose of entering into the receivables program. SA Funding in turn may sell undivided ownership interests in these receivables to the issuer of commercial paper or to the bank, subject to specified conditions, up to a maximum of $125.0 million of receivables interests outstanding from time to time.

SA Funding retains the receivables it purchases from the operating subsidiaries, except those as to which it sells receivables interests to the purchasers under the program. We have structured the sales of accounts receivable by the operating subsidiaries to SA Funding and the sales of receivables interests from SA Funding to the purchasers

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 6	Accounts Receivable Securitization Program (Continued)

as “true sales” under applicable laws. The assets of SA Funding are not available to pay any of our creditors or creditors of other subsidiaries or affiliates.

As a result of our adoption of a new accounting standard related to the transfer of financial assets on January 1, 2010, any transfers of ownership interests in receivables under this program are considered secured borrowings and will be recorded as liabilities on our consolidated balance sheets. Also, the costs associated with this program related to program fees on any outstanding borrowings under this program will now be included in interest expense, and the costs related to commitment fees on the unused portion of this program will continue to be included in other expense, net, on our consolidated statements of operations.

To secure the performance of their obligations under the receivables program, SA Funding and the operating subsidiaries granted a first priority security interest to the bank that is acting as administrative agent under the program in accounts receivable owned by them, proceeds and collections of those receivables and other collateral. The bank and issuer of commercial paper under the program have no recourse to us, the operating subsidiaries’ or SA Funding’s other assets for any losses resulting from the financial inability of customers to pay amounts due on the receivables when they become due. As long as a termination event with respect to the receivables program has not occurred, the operating subsidiaries service, administer and collect the receivables under the receivables program as agents on behalf of SA Funding, the bank and the issuer of commercial paper.

Before a termination event under the receivables program, SA Funding uses collections of receivables not otherwise required to be paid to the bank or the issuer of commercial paper to purchase new eligible receivables from the operating subsidiaries. We have undertaken to cause the operating subsidiaries to perform their obligations under the receivables program.

Under limited circumstances, the bank and the issuer of commercial paper can end purchases of receivables interests before the above dates. A downgrade of our long-term senior unsecured debt to BB- or below by Standard & Poor’s Rating Services or Ba3 or below by Moody’s Investors Service, Inc., or failure to comply with interest coverage, debt leverage ratios or various other ratios related to our receivables collection experience could result in termination of the receivables program. We were in compliance with both the credit rating provisions and these ratios at December 31, 2010 and 2009.

Other expense, net, includes the costs associated with our receivables securitization program. These costs primarily relate to commitment fees, other associated costs and the losses on the sale of the undivided ownership interests in 2009 and 2008. The following table details our costs associated with our receivables securitization program for the three years ended in December 31, 2010.

	December 31,
	2010	2009	2008

Costs associated with our receivables securitization program	$0.8	$0.7	$3.4	(1)

(1)	We utilized this program in 2008.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 7	Inventories

The following table details our inventories and the reduction of certain inventories to a LIFO basis:

	December 31,
	2010	2009

Inventories (at FIFO, which approximates replacement value):
Raw materials	$94.5	$90.1
Work in process	112.6	97.2
Finished goods	337.8	326.3

Subtotal (at FIFO)	544.9	513.6
Reduction of certain inventories to LIFO basis	(49.1)	(44.2)

Total	$495.8	$469.4

We determine the value of non-equipment U.S. inventories by the last-in, first-out or LIFO inventory method. U.S. inventories determined by the LIFO method were $102.1 million at December 31, 2010 and $111.2 million at December 31, 2009.

Note 8	Property and Equipment, net

The following table details our property and equipment, net, at December 31, 2010 and 2009.

	December 31,
	2010	2009

Land and improvements	$53.0	$49.7
Buildings	620.1	604.1
Machinery and equipment	2,325.8	2,332.0
Other property and equipment	106.3	124.1
Construction-in-progress	43.6	42.7

	3,148.8	3,152.6
Accumulated depreciation and amortization	(2,200.5)	(2,141.9)

Property and equipment, net	$948.3	$1,010.7

The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment for the three years ended December 31, 2010.

	December 31,
	2010	2009	2008

Interest cost capitalized	$3.7	$6.7	$9.3
Depreciation and amortization expense for property and equipment	143.5	142.8	144.0

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 9	Goodwill and Identifiable Intangible Assets

Goodwill

The following table shows our goodwill balances at December 31, 2010 and 2009 by our reporting unit structure.

	Carrying		Impact of Foreign	Carrying
	Value at	Goodwill	Currency	Value at
	December 31, 2009	Acquired	Translation	December 31, 2010

Food Packaging segment	$383.6	$—	$(0.7)	$382.9
Food Solutions segment	148.1	—	(0.2)	147.9
Protective Packaging segment:
Protective Packaging	1,145.9	0.6	(2.0)	1,144.5
Shrink Packaging	115.3	—	(0.2)	115.1

Protective Packaging segment	1,261.2	0.6	(2.2)	1,259.6
Other:
Specialty Materials	110.1	—	(0.2)	109.9
Medical Applications	45.7	—	(0.1)	45.6
New Ventures	—	—	—	—

Total Other	155.8	—	(0.3)	155.5

Total Company	$1,948.7	$0.6	$(3.4)	$1,945.9

We test goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and at other times if events or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. During 2010, we determined that there were no events or changes in circumstances that had occurred that would indicate that the fair value of any of our reporting units may be below its carrying value.

2010 Annual Goodwill Impairment Test

In the fourth quarter of 2010, we completed step one of our annual impairment test and fair value analysis for goodwill, and there were no impairments present and no impairment charge was recorded. We had the estimated fair values updated for all of our reporting units, except for the New Ventures reporting unit because this reporting unit does not have any goodwill included in its net asset value.

The excess of estimated fair values over carrying value, including goodwill, for each of our reporting units as of the 2010 annual test date were the following:

% By Which Estimated
Fair Value
Exceeds
Reporting Unit	Carrying Value

Food Packaging	230%
Food Solutions	316
Protective Packaging	31
Shrink Packaging	56
Specialty Materials	28
Medical Applications	171

Although we determined that there was no goodwill impairment in 2010, the future occurrence of a potential indicator of impairment, such as a decrease in expected net earnings, adverse equity market conditions, a decline in

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 9	Goodwill and Identifiable Intangible Assets (Continued)

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

Identifiable Intangible Assets

The following tables summarize our identifiable intangible assets with definite and indefinite useful lives.

	December 31,
	2010	2009

Gross carrying value	$113.2	$116.8
Accumulated amortization	(35.2)	(58.4)

Total	$78.0	$58.4

Identifiable intangible assets are included in other assets, net, on our consolidated balance sheets. These include $31 million of intangible assets that we have determined to have indefinite useful lives.

Below is the amortization expense of our intangible assets for the three years ended December 31, 2010. This expense is included in marketing, administrative and development expenses on our consolidated statements of operations.

	December 31,
	2010	2009	2008

Amortization expense of our intangible assets	$11.2	$11.7	$11.0

At December 31, 2010, the remaining estimated future amortization expense is as follows:

2011	$9.0
2012	7.5
2013	6.5
2014	5.7
2015	5.2
Thereafter	13.1

Total	$47.0

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 10	Other Liabilities

The following tables detail our other current liabilities and other liabilities at December 31, 2010 and 2009:

	December 31,
	2010	2009

Other current liabilities:
Accrued salaries, wages and related costs	$139.6	$165.2
Accrued operating expenses	117.4	124.2
Income taxes payable	28.0	18.9
Accrued customer volume rebates	66.0	65.2
Accrued interest	31.3	38.3
Accrued employee benefit liability	2.6	2.5

Total	$384.9	$414.3

	December 31,
	2010	2009

Other liabilities:
Accrued employee benefit liability	$85.1	$105.1
Other postretirement liability	2.5	2.5
Accrued restructuring costs	0.1	0.2
Other various liabilities	55.2	45.5

Total	$142.9	$153.3

Note 11	Debt and Credit Facilities

Our total debt outstanding consisted of the amounts set forth on the following table:

	December 31,	December 31,
	2010	2009

Short-term borrowings	$23.5	$28.2
Current portion of long-term debt	6.5	6.5

Total current debt	30.0	34.7
5.625% Senior Notes due July 2013, less unamortized discount of $0.4 in 2010 and $0.6 in 2009(1)	399.4	399.4
12% Senior Notes due February 2014(1)(2)	156.0	299.5
7.875% Senior Notes due June 2017, less unamortized discount of $7.4 in 2010 and $8.2 in 2009	392.6	391.8
6.875% Senior Notes due July 2033, less unamortized discount of $1.5 in 2010 and 2009	448.5	448.5
Other	2.7	87.1

Total long-term debt, less current portion	1,399.2	1,626.3

Total debt	$1,429.2	$1,661.0

(1)	Amount includes adjustments due to interest rate swaps. See “Interest Rate Swaps,” of Note 12, “Derivatives and Hedging Activities,” for further discussion.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 11	Debt and Credit Facilities (Continued)

(2)	The notes were sold pursuant to the Note Purchase Agreement dated February 6, 2009 by and among us, subsidiaries of Berkshire Hathaway Inc. and Davis Selected Advisers, L.P. As indicated in a Schedule 13G/A dated February 14, 2011 filed with the SEC, Davis Selected Advisers, L.P. indicated that it had beneficial ownership of 51,458,302 shares of our common stock, or approximately 32% of the then outstanding shares of our common stock.

Senior Notes

2010 Activity

Partial Redemption of 12% Senior Notes due 2014

In December 2010, we completed an early redemption of $150 million of the outstanding $300 million principal amount of our 12% Senior Notes due February 14, 2014 at the request of Davis Selected Advisers, L.P. We redeemed these notes at fair value. The aggregate redemption price was $196 million, which included the principal amount of $150 million, a 27% premium of $41 million and accrued interest of $5 million. We funded the redemption with available cash. We recognized a net pre-tax loss of $39 million, which included the premium mentioned above, less a gain of $2 million on the termination of a related interest rate swap.

We issued these notes in February 2009 for an aggregate principal amount of $300 million in a private offering. The notes were sold pursuant to the Note Purchase Agreement dated February 6, 2009 by and among us, subsidiaries of Berkshire Hathaway Inc. and Davis Selected Advisers, L.P.

These notes were sold to the purchasers at a price of 100% of the principal amount. Interest on the notes is payable semiannually in arrears on February 15 and August 15 of each year, commencing on August 15, 2009. These senior notes rank equally with all of our other unsecured and unsubordinated indebtedness from time to time outstanding. The indenture imposes limitations on our operations and those of specified subsidiaries that are substantially equivalent to those contained in the indentures relating to our other outstanding senior notes and discussed below under “Covenants.” The indenture does not allow us to redeem these notes prior to their maturity.

2009 Activity

Redemption of 3% Convertible Senior Notes due 2033

In July 2009, we redeemed the entire $431.3 million of our 3% Convertible Senior Notes due 2033. The total redemption cash payment of $434 million included a 0.429% call premium of $2 million and accrued interest of $1 million. We used net proceeds of $384 million from the June 2009 issuance of 7.875% Senior Notes due June 2017 plus available cash of $50 million to redeem these senior notes. In connection with the redemption, we recorded a $3 million pre-tax loss on the redemption of debt in the third quarter of 2009. This loss represented the 0.429% call premium mentioned above and a write-down of the remaining debt issuance costs of $1 million related to the issuance of these senior notes in July 2003.

Issuance of 7.875% Senior Notes due 2017

In June 2009, we completed an offering of $400 million of senior unsecured notes due 2017 with a coupon of 7.875%. The net proceeds from this issuance after deducting the discount of $9 million and debt issuance costs of $7 million were $384 million. These senior notes rank equally with all of our other unsecured and unsubordinated indebtedness from time to time outstanding. Interest on these notes is payable semiannually in arrears on June 15 and December 15 of each year, commencing on December 15, 2009.

At any time prior to June 15, 2013, we may redeem these notes, in whole or from time to time in part, at a redemption price equal to the greater of (i) 101% of the principal amount of the notes being redeemed or (ii) the sum

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 11	Debt and Credit Facilities (Continued)

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

The indenture imposes limitations on our operations and those of specified subsidiaries that are substantially equivalent to those in the indentures relating to our other outstanding senior notes and discussed below under “Covenants.”

Retirement of 6.95% Senior Notes

In May 2009, we retired the remaining outstanding 6.95% Senior Notes on their maturity date. The $137 million face value of these senior notes, along with $5 million of accrued interest, was paid primarily with available cash.

2008 Activity

Maturity of 5.375% Senior Notes

On April 15, 2008, our 5.375% Senior Notes with a face value of $300.0 million matured. We used $165.0 million of funds drawn under the global credit facility and $135.0 million from the sale of receivable interests under our accounts receivable securitization program to retire this debt.

Lines of Credit

The following table summarizes our available lines of credit and committed and uncommitted lines of credit at December 31, 2010 and 2009 including the global credit facility and European credit facility, which are discussed below, and the amounts available under our accounts receivable securitization program. Our principal credit lines were committed and consisted of the global credit facility and the European credit facility. We are not subject to any material compensating balance requirements in connection with our lines of credit.

	December 31,	December 31,
	2010	2009

Used lines of credit	$23.5	$107.1
Unused lines of credit	902.8	846.3

Total available lines of credit	$926.3	$953.4

Available lines of credit — committed	$671.2	$686.1
Available lines of credit — uncommitted	255.1	267.3

Total available lines of credit	$926.3	$953.4

Accounts receivable securitization program — committed(1)	$91.0	$74.0

(1)	See Note 6, “Accounts Receivable Securitization Program,” for further details of this program.

Global Credit Facility

The global credit facility is available for general corporate purposes, including the payment of amounts required to be paid upon the effectiveness of the Settlement agreement discussed in Note 16, “Commitments and Contingencies.” We may re-borrow amounts repaid under the facility from time to time before its expiration or

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 11	Debt and Credit Facilities (Continued)

earlier termination. Our obligations under the facility bear interest at floating rates, which are generally determined by adding the applicable borrowing margin to the base rate or the interbank rate for the relevant currency and time period. The facility provides for changes in borrowing margins based on our long-term senior unsecured debt ratings. The facility has an expiration date of July 26, 2012. As of December 31, 2010, the total amount available under the global credit facility was $472 million.

Facility fees are payable at the rate of 0.20% per annum on the total amounts available under the global credit facility. The facility provides for changes in fees based on our long-term senior unsecured debt ratings. Also, certain U.S. subsidiaries would be required to guarantee obligations under the facility if our long-term senior unsecured debt ratings by both Moody’s and Standard & Poor’s are below investment grade.

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

While the current total amount available for borrowing under the global credit facility is $472 million, the facility also provides a mechanism to increase the total facility size to a maximum of $750 million. This does not represent a commitment by the lenders to increase the facility size; rather, it provides us with a simplified method of requesting an increase at a later date if desired and market conditions permit. The potential increased facility size is not included in the available lines of credit table above.

During 2009, we borrowed funds from time to time under this facility. Interest expense related to the funds drawn in 2009 was $0.2 million. The related weighted average interest rate for these borrowings was 1.7%. At December 31, 2009 there were no amounts outstanding under this facility. We did not utilize this facility in 2010, and there were no amounts outstanding under this facility at December 31, 2010.

European Credit Facility

We have a €150 million European credit facility, which was equivalent to U.S. $197 million at December 31, 2010. The facility has an expiration date of July 26, 2012. A syndicate of banks made this facility available to Sealed Air and a group of our European subsidiaries for general corporate purposes, including the payment of amounts required to be paid upon effectiveness of the Settlement agreement. The terms of this facility are substantially similar to the terms of our global credit facility. We may re-borrow amounts repaid under the European credit facility from time to time before the expiration or earlier termination of the facility.

As of December 31, 2009, we had an outstanding balance of €45 million, which was equivalent to U.S. $64 million. We repaid this outstanding balance in January 2010. Interest expense related to the funds drawn in 2009 under this facility was $0.1 million in the year ended December 31, 2010 resulting in a weighted average interest rate of 3.625%. We did not borrow any amounts under this facility in 2010, and there were no amounts outstanding under this facility at December 31, 2010.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 11	Debt and Credit Facilities (Continued)

Other Lines of Credit

Substantially all our short-term borrowings of $24 million at December 31, 2010 and $28 million at December 31, 2009 were outstanding under lines of credit available to several of our foreign subsidiaries. The following table details our other lines of credit at December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009

Available lines of credit	$257.8	$267.3
Unused lines of credit	234.3	224.4
Weighted average interest rate	7.4%	5.5%

Covenants

Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. Our global credit facility and our European credit facility contain financial covenants relating to interest coverage, debt leverage and minimum liquidity and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the Settlement agreement discussed above. We were in compliance with the above financial covenants and limitations, as applicable, at December 31, 2010.

Debt Maturities

Scheduled annual maturities of our long-term debt, including the current portion of long-term debt, exclusive of debt discounts, and our obligations under capital leases for the five years after December 31, 2010 and thereafter are as follows:

2011	$6.5
2012	1.2
2013	400.5
2014	156.3
2015	0.2
Thereafter	850.3

Total	$1,415.0

Note 12	Derivatives and Hedging Activities

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 12	Derivatives and Hedging Activities (Continued)

Foreign Currency Forward Contracts Not Designated as Hedges

Our subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purposes of our foreign currency hedging activities are to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies and to minimize the impact of the changes in foreign currencies related to foreign currency denominated interest-bearing intercompany loans and receivables and payables. The changes in fair value of these contracts are recognized in other expense, net, on our consolidated statements of operations and are largely offset by the remeasurement of the underlying foreign currency denominated items indicated above. These contracts have original maturities of less than 12 months.

The estimated fair value of these contracts, which represents the estimated net payments that would be paid or that would be received by us in the event of their termination, based on the then current foreign currency exchange rates, was a net current liability of $0.3 million at December 31, 2010 and $4 million at December 31, 2009. Any related net gains and losses were largely offset by the net losses and gains resulting from the remeasurement of the underlying foreign currency denominated transactions.

Foreign Currency Forward Contracts Designated as Cash Flow Hedges

The primary purposes of our cash flow hedging activities are to manage the potential changes in value associated with the amounts receivable or payable on equipment and raw material purchases that are denominated in foreign currencies in order to minimize the impact of the changes in foreign currencies. We record gains and losses on foreign currency forward contracts qualifying as cash flow hedges in other comprehensive income to the extent that these hedges are effective and until we recognize the underlying transactions in net earnings, at which time we recognize these gains and losses in other expense, net, on our consolidated statements of operations.

Net unrealized after tax gains (losses) related to these contracts that were included in other comprehensive income for the years ended December 31, 2010 and 2009 were immaterial. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.

Interest Rate Swaps

From time to time, we may use interest rate swaps to manage our mix of fixed and floating rates on outstanding indebtedness.

At December 31, 2010, we had outstanding interest rate swaps related to our 12% Senior Notes and our 5.625% Senior Notes with a total notional amount of $200 million that qualified and were designated as fair value hedges. We entered into these interest rate swaps to effectively convert these senior notes into floating rate debt. We recorded a mark to market adjustment to record an increase of $6 million at December 31, 2010 in the carrying amount of these senior notes due to changes in interest rates and an offsetting increase to other assets at December 31, 2010 to record the fair value of the related interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.

In the fourth quarter of 2010, we terminated an interest rate swap with a notional amount of $50 million in connection with the partial redemption of the 12% Senior Notes. As a result, we received cash of $2 million related to this termination and recognized a gain of $2 million which partially offset the loss on debt redemption on the consolidated statement of operations.

At December 31, 2009, we recorded a mark to market adjustment to record a decrease of $0.5 million in the carrying amount of the 12% Senior Notes due to changes in interest rates and an offsetting increase to other

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 12	Derivatives and Hedging Activities (Continued)

liabilities at December 31, 2009 to record the fair value of the related interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.

Under the terms of most of our outstanding interest rate swap agreements in 2010 and all of our outstanding interest rate swap agreements in 2009 we received interest at a fixed rate and paid interest at variable rates that were based on the one-month London Interbank Offered Rate, or LIBOR. The remaining portion of our outstanding interest rate swap agreements in 2010 were based on the six-month LIBOR. As a result of our interest rate swap agreements, interest expense was reduced by $5 million in 2010 and $2 million in 2009.

Other Derivative Instruments

We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to foreign exchange rates and interest rate and currency swaps related to access to international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At December 31, 2010 and 2009, we had no foreign exchange options or interest rate and currency swap agreements outstanding.

See Note 13, “Fair Value Measurements and Other Financial Instruments,” for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments.

Fair Value of Derivative Instruments

The following table details the fair value of our derivative instruments included on our consolidated balance sheets.

	Fair Value of Asset		Fair Value of (Liability)
	Derivatives(1)		Derivatives(1)
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009

Derivatives designated as hedging instruments:
Foreign currency forward contracts (cash flow hedges)	$0.1	$0.1	$—	$(0.2)

Interest rate swaps	$6.0	$—	$(0.2)	$(0.5)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	$0.5	$0.1	$(0.8)	$(3.6)

Total	$6.6	$0.2	$(1.0)	$(4.3)

(1)	Asset derivatives were included in other current assets for the foreign currency forward contracts and other assets for the interest rate swaps. Liability derivatives were included in other current liabilities for foreign currency forward contracts and other liabilities for interest rate swaps.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 12	Derivatives and Hedging Activities (Continued)

The following table details the effect of our derivative instruments on our consolidated statements of operations.

	Amount of
	Gain (Loss)
	Recognized in
	Earnings on
	Derivatives(1)
	Year Ended
	December 31,
	2010	2009

Derivatives designated as hedging instruments:
Interest rate swaps	$4.5	$1.5
Foreign currency forward contracts(2)	0.5	0.5
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(2)	(6.0)	(24.1)

Total	$(1.0)	$(22.1)

(1)	Amounts recognized on the foreign currency forward contracts were included in other expense, net. Amounts recognized on the interest rate swaps were included in interest expense and do not include the gain recognized from the termination of interest rate swaps in connection with the partial redemption of the 12% Senior Notes.

(2)	The net gains and (losses) included above were substantially offset by the net (losses) and gains resulting from the remeasurement of the underlying foreign currency denominated items.

Note 13	Fair Value Measurements and Other Financial Instruments

Fair Value Measurements

The fair value of our financial instruments, using the fair value hierarchy under U.S. GAAP detailed in “Fair Value Measurements,” of Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards,” are included in the table below.

	Total
December 31, 2010	Fair Value	Level 1	Level 2	Level 3

Cash equivalents	$163.4	$53.4	$110.0	$—

Derivative financial instruments net asset:
Interest rate swaps	$5.8	$—	$5.8	$—

Derivative financial instruments net liability:
Foreign currency forward contracts	$0.2	$—	$0.2	$—

	Total
December 31, 2009	Fair Value	Level 1	Level 2	Level 3

Cash equivalents	$65.0	$—	$65.0	$—

Available-for-sale securities	$13.7	$—	$—	$13.7

Derivative financial instruments net liability:
Interest rate swaps	$0.5	$—	$0.5	$—

Foreign currency forward contracts	$3.6	$—	$3.6	$—

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 13	Fair Value Measurements and Other Financial Instruments (Continued)

The following table shows a reconciliation of our available-for-sale securities, which were measured at fair value on a recurring basis using Level 3 inputs, as of December 31, 2010 (in millions):

Estimated fair value at December 31, 2009	$13.7
Gross unrealized losses included in other comprehensive income	(7.0)
Gross other-than-temporary impairment included in earnings	(0.7)
Proceeds from sales of available-for-sale securities	(12.6)
Gains on sales included in earnings	6.6

Fair value at December 31, 2010	$—

Cash Equivalents

Our cash equivalents at December 31, 2010 consisted of investments in U.S. Treasury obligations (fair value determined using Level 1 inputs) and commercial paper (fair value determined using Level 2 inputs). Our cash equivalents at December 31, 2009 consisted of investments in commercial paper (fair value determined using Level 2 inputs). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

Derivative Financial Instruments

Our foreign currency forward contracts are recorded at fair value on our consolidated balance sheets using an income approach valuation technique based on observable market inputs (Level 2).

Observable market inputs used in the calculation of the fair value of foreign currency forward contracts include foreign currency spot and forward rates obtained from an independent third party market data provider. In addition, other pricing data quoted by various banks and foreign currency dealers involving identical or comparable instruments are included.

Our interest rate swaps are recorded at fair value on our consolidated balance sheet using an income approach valuation technique based on observable market inputs (Level 2). Observable market inputs used in the calculation of the fair value of interest rate swaps include pricing data from counterparties to these swaps, and a comparison is made to other market data including U.S. Treasury yields and swap spreads involving identical or comparable derivative instruments.

Counterparties to these foreign currency forward contracts and interest rate swaps are rated at least A- by Standard & Poor’s and A3 by Moody’s. The fair value generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date.

Other Financial Instruments

The following financial instruments are recorded at fair value or at amounts that approximate fair value: (1) receivables, net, (2) certain other current assets, (3) accounts payable and (4) other current liabilities. The carrying amounts reported on our consolidated balance sheets for the above financial instruments closely approximate their fair value due to the short-term nature of these assets and liabilities.

Other liabilities that are recorded at carrying value on our consolidated balance sheets include our senior notes. To calculate the fair value of our senior notes at December 31, 2010 and 2009, we utilized a market approach. Due to their limited investor base and the relatively small face value of each issue of the senior notes, they may not be actively traded on the date the fair value is calculated. Therefore, we utilize prices and other relevant information generated by market

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 13	Fair Value Measurements and Other Financial Instruments (Continued)

transactions involving similar securities, reflecting U.S. Treasury yields to calculate the yield to maturity and the price on each of our senior notes. These inputs are provided by an independent third party and are considered to be Level 2 inputs.

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

The carrying amounts and estimated fair values of our total debt at December 31, 2010 and 2009 were as follows:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

5.625% Senior Notes due July 2013(1)	$399.4	$423.1	$399.4	$416.0
12% Senior Notes due February 2014(1)	156.0	196.5	299.5	372.5
7.875% Senior Notes due June 2017	392.6	438.8	391.8	424.0
6.875% Senior Notes due July 2033	448.5	415.1	448.5	423.0
Other foreign loans	26.2	26.0	109.0	115.4
Other domestic loans	6.5	6.5	12.8	23.8

Total debt	$1,429.2	$1,506.0	$1,661.0	$1,774.7

(1)	The carrying value and fair value of such debt include adjustments due to interest rate swaps. See Note 12, “Derivatives and Hedging Activities.”

Credit and Market Risk

Financial instruments, including derivatives, expose us to counterparty credit risk for nonperformance and to market risk related to changes in interest or currency exchange rates. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties, and procedures to monitor concentrations of credit risk.

We do not expect any of our counterparties in derivative transactions to fail to perform as it is our policy to have counterparties to these contracts that are rated at least A- by Standard & Poor’s and A3 by Moody’s. Nevertheless, there is a risk that our exposure to losses arising out of derivative contracts could be material if the counterparties to these agreements fail to perform their obligations.

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

Notes to Consolidated Financial Statements — (Continued)

Note 14	Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans

Profit Sharing and Retirement Savings Plans

We have a qualified non-contributory profit sharing plan covering most of our U.S. employees. Contributions to this plan, which are made at the discretion of our Board of Directors, may be made in cash, shares of our common stock, or in a combination of cash and shares of our common stock. We also maintain qualified contributory retirement savings plans in which most of our U.S. employees are eligible to participate. The qualified contributory retirement savings plans generally provide for our contributions in cash based upon the amount contributed to the plans by the participants. Our contributions to or provisions for the profit sharing plan and retirement savings plans are charged to operations and amounted to $27 million in 2010, $38 million in 2009 and $25 million in 2008. We contributed approximately 0.3 million shares in 2010 and 0.5 million shares in 2009 of our common stock as part of our contribution to the profit sharing plan. These shares were issued out of treasury stock. In 2008, there were no shares of common stock issued for our contribution to the profit sharing plan.

Defined Benefit Pension Plans

We recognize the funded status of each defined pension benefit plan measured as the difference between the fair value of plan assets and the projected benefit obligations of the employee benefit plans on the consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive loss, net of taxes. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability on our consolidated balance sheets. Subsequent changes in the funded status are recognized in unrecognized pension items, a component of accumulated other comprehensive loss, that is included in total stockholders’ equity. The amount of unamortized pension items is recorded net of tax. The measurement date used by us to determine projected benefit obligations and plan assets is December 31.

United States

A limited number of our U.S. employees, including some employees who are covered by collective bargaining agreements, participate in defined benefit pension plans. The following table presents our funded status for 2010 and 2009 for our U.S. pension plans. The measurement date for the defined benefit pension plans presented below is December 31 of each period.

	2010	2009

Change in benefit obligation:
Projected benefit obligation at beginning of period	$55.1	$53.9
Service cost	1.0	1.5
Interest cost	2.8	3.1
Actuarial gain	(1.9)	(1.7)
Benefits paid	(2.2)	(1.7)

Projected benefit obligation at end of period	$54.8	$55.1

Change in plan assets:
Fair value of plan assets at beginning of period	$37.9	$31.8
Actual gain on plan assets	3.9	5.4
Employer contributions	1.2	2.4
Benefits paid	(2.2)	(1.7)

Fair value of plan assets at end of period	40.8	37.9

Underfunded status at end of year	$(14.0)	$(17.2)

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 14	Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans (Continued)

Amounts included on the consolidated balance sheets consisted of other liabilities of $14.0 million in 2010 and $17.2 million in 2009.

The following table shows the components of our net periodic benefit cost for the three years ended December 31, 2010, for our U.S. pension plans charged to operations.

	2010	2009	2008

Components of net periodic benefit cost:
Service cost	$1.0	$1.5	$1.8
Interest cost	2.8	3.1	2.7
Expected return on plan assets	(2.7)	(2.6)	(3.0)
Amortization of net prior service cost	0.3	0.5	0.7
Amortization of net actuarial loss	1.2	1.4	0.7

Net periodic benefit cost	$2.6	$3.9	$2.9

The amounts in accumulated other comprehensive loss, net of taxes, that have not yet been recognized as components of net periodic benefit cost at December 31, 2010, are:

Unrecognized prior service costs	$0.7
Unrecognized net actuarial loss	10.1

Total	$10.8

Changes in plan assets and benefit obligations recognized in other comprehensive loss in 2010 were as follows:

Current year actuarial gain	$(3.1)
Amortization of actuarial loss	(1.2)
Amortization of prior service cost	(0.3)

Total recognized in other comprehensive loss	$(4.6)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2011 are as follows:

Unrecognized prior service costs	$0.2
Unrecognized net actuarial loss	1.1

Total	$1.3

Information for plans with accumulated benefit obligations in excess of plan assets as of December 31, 2010 is as follows:

Accumulated benefit obligation	$52.4
Fair value of plan assets	40.8

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 14	Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans (Continued)

Actuarial Assumptions

Weighted average assumptions used to determine benefit obligations at December 31, 2010 and 2009 were as follows:

	2010	2009

Discount rate	5.4%	5.5%
Rate of compensation increase	3.5	3.5

Weighted average assumptions used to determine net periodic benefit cost for the three years ended December 31, 2010 were as follows:

	2010	2009	2008

Discount rate	5.5%	6.0%	6.3%
Expected long-term rate of return	7.3	8.0	8.0
Rate of compensation increase	3.5	3.5	3.5

Estimated Future Benefit Payments

We expect the following estimated future benefit payments, which reflect expected future service as appropriate, to be paid in the years indicated below:

Year	Amount

2011	$2.3
2012	2.5
2013	2.7
2014	2.9
2015	3.1
2016 — 2020	18.6

We expect to contribute approximately $5.0 million of cash to our U.S. defined benefit plans in 2011.

Plan Assets

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 14	Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans (Continued)

The fair values of our U.S. pension plan assets, by asset category and by the level of fair values, are as follows:

	Total
Asset Category	Fair Value	Level 1	Level 2	Level 3

U.S. equity index fund(1)	$25.3	$—	$25.3	$—
U.S. bond index fund(2)	13.9	—	13.9	—
Short-term investment fund(3)	1.6	—	1.6	—

Total	$40.8	$—	$40.8	$—

(1)	Equity index fund that invests in a diversified portfolio of publicly traded common stock of U.S. companies included in the S&P 500. There are no restrictions on these investments, and they are valued at the net asset value of the shares held at December 31, which are supported by the values of the underlying securities and by the unit prices of actual purchase and sale transactions occurring as of or close to the financial statement date.

(2)	Bond index fund that primarily invests in a diversified portfolio of publicly traded government bonds (63%) and mortgage-backed securities (37%). There are no restrictions on these investments and they are valued at the net asset value of the shares held at year end, which are supported by the value of the underlying securities and by the unit prices of actual purchase and sale transactions occurring as of or close to the financial statement date.

(3)	Short-term investment fund that invests in a collective trust that holds short-term highly liquid investments with principal preservation and daily liquidity as its primary objectives. Investments are primarily comprised of certificates of deposit (24%), U.S. government treasuries (22%), commercial paper (20%) and time deposits (13%).

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 14	Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans (Continued)

International

Some of our non-U.S. employees participate in defined benefit pension plans in their respective countries. The following table presents our funded status for 2010 and 2009 for our non-U.S. pension plans. The measurement date for the defined benefit pension plans presented below is December 31 of each period.

	2010	2009

Change in benefit obligation:
Projected benefit obligation at beginning of period	$289.7	$237.8
Service cost	5.5	6.2
Interest cost	15.5	14.4
Actuarial (gain) loss	(9.0)	25.7
Settlement/curtailment	(2.3)	(8.2)
Benefits paid	(13.0)	(11.8)
Employee contributions	1.4	1.6
Other	(1.3)	—
Foreign exchange impact	(0.6)	24.0

Projected benefit obligation at end of period	$285.9	$289.7

Change in plan assets:
Fair value of plan assets at beginning of period	$204.0	$165.6
Actual gain on plan assets	15.8	21.7
Employer contributions	9.3	14.1
Employee contributions	1.4	1.6
Benefits paid	(13.0)	(11.8)
Assets transferred to defined contribution plan	—	(0.6)
Settlement	(0.8)	(8.0)
Other	(1.9)	—
Foreign exchange impact	3.5	21.4

Fair value of plan assets at end of period	218.3	204.0

Underfunded status at end of year	$(67.6)	$(85.7)

Amounts included on the consolidated balance sheets consisted of:

	2010	2009

Other assets	$6.1	$4.7
Other current liabilities	(2.6)	(2.5)
Other liabilities	(71.1)	(87.9)

Net amount recognized	$(67.6)	$(85.7)

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 14	Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans (Continued)

The following table shows the components of our net periodic benefit cost for the three years ended December 31, 2010 for our non-U.S. pension plans charged to operations.

	2010	2009	2008

Components of net periodic benefit cost:
Service cost	$5.5	$6.2	$7.4
Interest cost	15.5	14.4	17.2
Expected return on plan assets	(13.0)	(10.9)	(15.4)
Amortization of net prior service cost	0.1	0.1	0.2
Amortization of net actuarial loss	7.8	6.9	4.7

Net periodic benefit cost	$15.9	$16.7	$14.1

The amounts in accumulated other comprehensive loss, net of taxes, that have not yet been recognized as components of net periodic benefit cost at December 31, 2010 are:

Unrecognized prior service costs	$0.6
Unrecognized net actuarial loss	36.5

Total	$37.1

Changes in plan assets and benefit obligations recognized in other comprehensive loss in 2010 were as follows:

Current year actuarial loss	$(11.8)
Amortization of actuarial loss	(7.8)
Amortization of prior service cost	(0.1)
Settlement/curtailment loss	(1.6)
Other	0.7
Effects of changes in foreign currency rates	0.5

Total recognized in other comprehensive loss	$(20.1)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2011 are as follows:

Unrecognized prior service costs	$0.1
Unrecognized net actuarial loss	4.1

Total	$4.2

Information for plans with accumulated benefit obligations in excess of plan assets as of December 31, 2010 is as follows:

Accumulated benefit obligation	$109.4
Fair value of plan assets	50.8

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 14	Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans (Continued)

Actuarial Assumptions

Weighted average assumptions used to determine benefit obligations at December 31, 2010 and 2009 were as follows:

	2010	2009

Discount rate	5.7%	5.6%
Rate of compensation increase	3.5	3.9

Weighted average assumptions used to determine net periodic benefit cost for the three years ended December 31, 2010 were as follows:

	2010	2009	2008

Discount rate	5.6%	6.0%	5.9%
Expected long-term rate of return	6.8	6.6	6.6
Rate of compensation increase	3.9	3.6	3.8

Estimated Future Benefit Payments

We expect the following estimated future benefit payments, which reflect expected future service as appropriate, to be paid in the years indicated:

Year	Amount

2011	$16.4
2012	16.1
2013	15.8
2014	16.4
2015	17.6
2016 — 2020	95.1

We expect to contribute approximately $10.0 million of cash to our non-U.S. defined benefit plans in 2011.

Plan Assets

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 14	Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans (Continued)

The fair values of our non-U.S. pension plan assets, by asset category and by the level of fair values, are as follows:

	Total
Asset Category	Fair Value	Level 1	Level 2	Level 3

Cash and cash equivalents	$3.3	$3.3	$—	$—
Fixed income funds(1)	105.8	—	105.8	—
International equity funds(2)	90.0	—	90.0	—
Insurance asset(3)	14.6	—	—	14.6
Other	4.6	—	4.6	—

Total	$218.3	$3.3	$200.4	$14.6

(1)	Fixed income funds that invest in a diversified portfolio primarily consisting of publicly traded government bonds, corporate bonds and mortgage-backed securities. There are no restrictions on these investments, and they are valued at the net asset value of shares held at year end.

(2)	Equity funds that invest in a diversified portfolio of publicly traded common stock of non-U.S. companies, primarily in Europe. There are no restrictions on these investments, and they are valued at the net asset value of shares held at year end.

(3)	Represents a guaranteed insurance contract for one of our European plans. This plan asset includes company and employee contributions and accumulated interest income at a guaranteed stated interest rate and provides for benefit payments and plan expenses.

The following table shows a reconciliation of our plan asset, which is measured at fair value using Level 3 inputs.

Insurance
Asset

Balance at December 31, 2009	$13.8
Employer contributions	0.6
Employee contributions	0.4
Actual return on asset	1.2
Benefits and expenses paid	(0.2)
Foreign exchange impact	(1.2)

Balance at December 31, 2010	$14.6

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

Since March 31, 1998, we have offered to some U.S. employees of the Cryovac packaging business a fixed subsidy applicable to participation in our U.S. postretirement healthcare program. The accrued benefit liability associated with these subsidies amounted to $3 million at December 31, 2010 and 2009. The net periodic postretirement expense and credit components, together with other remaining postretirement healthcare plans, are not material to our consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 15	Income Taxes

The components of earnings before income tax provision were as follows:

	2010	2009	2008

Domestic	$84.0	$127.3	$73.1
Foreign	259.4	202.6	149.2

Total	$343.4	$329.9	$222.3

The components of the income tax provision were as follows:

	2010	2009	2008

Current tax expense:
Federal	$22.1	$35.8	$36.7
State and local	5.6	7.1	2.6
Foreign	63.1	59.3	42.6

Total current	90.8	102.2	81.9

Deferred tax benefit:
Federal	2.1	(4.6)	(19.2)
State and local	(2.1)	(0.5)	(4.1)
Foreign	(3.3)	(11.5)	(16.2)

Total deferred tax benefit	(3.3)	(16.6)	(39.5)

Total provision	$87.5	$85.6	$42.4

Deferred tax assets (liabilities) consist of the following:

	December 31,
	2010	2009

Settlement agreement and related accrued interest(1)	$367.9	$352.1
Accruals not yet deductible for tax purposes	17.0	18.6
Foreign net operating loss carry forwards and investment tax allowances	43.1	47.0
Employee benefit items	57.2	54.5
Other-than-temporary impairment of auction rate security investments	—	11.5
Other	4.2	0.5

Gross deferred tax assets	489.4	484.2
Valuation allowance	(43.1)	(47.0)

Total deferred tax assets	446.3	437.2

Depreciation and amortization	(48.2)	(49.2)
Unremitted foreign earnings	(47.1)	(55.6)
Inventories	(4.7)	(5.4)
Intangibles	(20.2)	(9.9)
Other	(13.3)	(9.4)

Total deferred tax liabilities	(133.5)	(129.5)

Net deferred tax assets	$312.8	$307.7

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 15	Income Taxes (Continued)

(1)	This deferred tax asset reflects the cash portion of the Settlement agreement and related accrued interest and the fair market value of 18 million shares of our common stock at a post-split price of $17.86 per share based on the price when the Settlement agreement was reached in 2002. However, the value of this deferred tax asset will depend on the price of our common stock at the time it is issued under the Settlement agreement. See Note 16, “Commitments and Contingencies,” for further discussion.

Based upon anticipated future results, we have concluded that it is more likely than not that we will realize the $446 million balance of deferred tax assets at December 31, 2010, net of the valuation allowance of $43 million. The valuation allowance is related to the uncertainty of utilizing $123 million of foreign net operating loss carry forwards, or $34 million on a tax-effected basis, most of which have no expiration period, and $37 million of foreign investment tax allowances, or $9 million on a tax-effected basis, that have no expiration period.

Net deferred income taxes (credited) charged to stockholders’ equity were $(5) million in 2010, $4 million in 2009 and $(6) million in 2008.

The U.S. federal statutory corporate tax rate reconciles to our effective income tax rate as follows:

	2010	2009	2008

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.6	1.5	(0.7)
Foreign earnings taxed at lower effective rates	(9.2)	(8.7)	(9.8)
Net change in unrecognized tax benefits	—	1.7	(2.7)
Other	(0.9)	(3.6)	(2.7)

Effective income tax rate	25.5%	25.9%	19.1%

Unrecognized tax benefits

We are providing the following disclosures related to our unrecognized tax benefits and the effect on our effective income tax rate if recognized.

	Gross	Net

Unrecognized tax benefits at January 1, 2010	$72.5	$64.8
Additions for tax positions of prior years	1.0	0.7
Reductions for tax positions of prior years	(1.0)	(0.8)

Unrecognized tax benefits at December 31, 2010	$72.5	$64.7

If the unrecognized tax benefits at December 31, 2010 were recognized, our income tax provision would decrease by $65 million, resulting in a substantially lower effective tax rate. The great majority of our unrecognized tax benefits relate to the Settlement agreement. As described in Note 16, “Commitments and Contingencies,” in 2011 the Bankruptcy Court has taken various actions with respect to the PI Settlement Plan. Although we do not know whether or when a final plan of reorganization will become effective, it is reasonably possible that within the next 12 months our unrecognized tax benefit position will decrease because of recognizing most of the unrecognized tax benefits relating to the Settlement agreement.

We recognize interest and penalties related to unrecognized tax benefits in income tax provision on the consolidated statements of operations. We had a liability of approximately $3 million (of which $2 million represents penalties) at January 1, 2010 and a liability of $4 million (of which $2 million represents penalties) at December 31, 2010 for the payment of interest and penalties (before any tax benefit). In 2010, interest and penalties of $1 million (gross) ($0.7 million (net)) were recognized in connection with the related tax accruals for

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 15	Income Taxes (Continued)

uncertainties in prior years. In addition, interest and penalties of $1 million (gross) ($0.5 million (net)) were reversed in connection with the related tax accruals for uncertainties in prior years.

Income Tax Returns

The Internal Revenue Service has concluded its examination of our U.S. federal income tax returns for all years through 2006.

State income tax returns are generally subject to examination for a period of three to five years after their filing date. We have various state income tax returns in the process of examination.

Income tax returns in foreign jurisdictions have statutes of limitations generally ranging from three to five years after their filing date. The income tax returns filed by our major foreign entities are open to possible examination beginning with the year shown in parentheses in the following countries: Australia (2006), Brazil (2005), Canada (2004), France (2008), Germany (2004), Italy (2006), Malaysia (2003), Mexico (2003), Netherlands (2008), New Zealand (2005), Spain (2005), Switzerland (2009) and the UK (2007). Our foreign income tax returns are under examination in various jurisdictions in which we conduct business and we are litigating certain issues in several jurisdictions.

Note 16	Commitments and Contingencies

Cryovac Transaction Commitments and Contingencies

Settlement Agreement and Related Costs

On November 27, 2002, we reached an agreement in principle with the Committees appointed to represent asbestos claimants in the bankruptcy case of W. R. Grace & Co., known as Grace, to resolve all current and future asbestos-related claims made against the Company and our affiliates in connection with the Cryovac transaction described below (as memorialized by the parties in the Settlement agreement and as approved by the Bankruptcy Court, the “Settlement agreement”). The Settlement agreement will also resolve the fraudulent transfer claims and successor liability claims, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies, in connection with the Cryovac transaction. On December 3, 2002, our Board of Directors approved the agreement in principle. We received notice that both of the Committees had approved the agreement in principle as of December 5, 2002. The parties subsequently signed the definitive Settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. For a description of the Cryovac transaction, asbestos-related claims and the parties involved, see “Cryovac Transaction” “Discussion of Cryovac Transaction Commitments and Contingencies,” “Fresenius Claims,” “Canadian Claims” and “Additional Matters Related to the Cryovac Transaction” below.

We recorded a pre-tax charge of $850.1 million as a result of the Settlement agreement on our consolidated statement of operations for the year ended December 31, 2002. The charge consisted of the following items:

•	a charge of $512.5 million covering a cash payment that we will be required to make under the Settlement agreement upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy. Because we cannot predict when a plan of reorganization may become effective, we recorded this liability as a current liability on our consolidated balance sheet at December 31, 2002. Under the terms of the Settlement agreement, this amount accrues interest at a 5.5% annual rate from December 21, 2002 to the date of payment. We have recorded this interest in interest expense on our consolidated statements of operations and in Settlement agreement and related accrued interest on our consolidated balance sheets. The accrued interest, which is compounded annually, was $275 million at December 31, 2010 and $234 million at December 31, 2009.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 16	Commitments and Contingencies (Continued)

•	a non-cash charge of $321.5 million representing the fair market value at the date we recorded the charge of nine million shares of Sealed Air common stock that we expect to issue under the Settlement agreement upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy, which was adjusted to eighteen million shares due to our two-for-one stock split in March 2007. These shares are subject to customary anti-dilution provisions that adjust for the effects of stock splits, stock dividends and other events affecting our common stock. The fair market value of our common stock was $35.72 per pre-split share ($17.86 post-split) as of the close of business on December 5, 2002. We recorded this amount on our consolidated balance sheet at December 31, 2002 as follows: $0.9 million representing the aggregate par value of these shares of common stock reserved for issuance related to the Settlement agreement, and the remaining $320.6 million, representing the excess of the aggregate fair market value over the aggregate par value of these common shares, in additional paid-in capital. The diluted net earnings per common share calculations for the December 31, 2010 and 2009 periods reflect the eighteen million shares of common stock that we have reserved for issuance related to the Settlement agreement.

•	$16.1 million of legal and related fees as of December 31, 2002.

Settlement agreement and related costs reflected legal and related fees for Settlement-related matters of $1 million in 2010, $2 million in 2009 and $2 million in 2008, which are included in other expense, net, on our consolidated statements of operations.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 16	Commitments and Contingencies (Continued)

death, while others seek medical monitoring, environmental remediation or remedies related to an attic insulation product. Neither the former Sealed Air Corporation nor Cryovac, Inc. ever produced or sold any of the asbestos-containing materials that are the subjects of these cases. None of these cases has reached resolution through judgment, settlement or otherwise. As discussed below, Grace’s Chapter 11 bankruptcy proceeding has stayed all of these cases.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 16	Commitments and Contingencies (Continued)

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

On June 27, 2005, the Bankruptcy Court signed an order approving the Settlement agreement. Although Grace is not a party to the Settlement agreement, under the terms of the order, Grace is directed to comply with the Settlement agreement subject to limited exceptions. The order also provides that the Court will retain jurisdiction over any dispute involving the interpretation or enforcement of the terms and provisions of the Settlement agreement. We expect that the Settlement agreement will become effective upon Grace’s emergence from bankruptcy pursuant to a plan of reorganization that is consistent with the terms of the Settlement agreement.

On June 8, 2004, we filed a motion with the U.S. District Court for the District of Delaware, where the fraudulent transfer trial was pending, requesting that the court vacate the July 2002 interim ruling on the legal standards to be applied relating to the fraudulent transfer claims against us. We were not challenging the Settlement agreement. The motion was filed as a protective measure in the event that the Settlement agreement is ultimately not approved or implemented; however, we still expect that the Settlement agreement will become effective upon Grace’s emergence from bankruptcy with a plan of reorganization that is consistent with the terms of the Settlement agreement.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 16	Commitments and Contingencies (Continued)

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

In January 2005, Grace filed a proposed plan of reorganization (the “Grace Plan”) with the Bankruptcy Court. There were a number of objections filed. The Official Committee of Asbestos Personal Injury Claimants (the “ACC”) and the Asbestos PI Future Claimants’ Representative (the “FCR”) filed their proposed plan of reorganization (the “Claimants’ Plan”) with the Bankruptcy Court in November 2007. On April 7, 2008, Grace issued a press release announcing that Grace, the ACC, the FCR, and the Official Committee of Equity Security Holders (the “Equity Committee”) had reached an agreement in principle to settle all present and future asbestos-related personal injury claims against Grace (the “PI Settlement”) and disclosed a term sheet outlining certain terms of the PI Settlement and for a contemplated plan of reorganization that would incorporate the PI Settlement (as filed and amended from time to time, the “PI Settlement Plan”).

On September 19, 2008, Grace, the ACC, the FCR, and the Equity Committee filed, as co-proponents, the PI Settlement Plan and several exhibits and associated documents, including a disclosure statement (as filed and amended from time to time, the “PI Settlement Disclosure Statement”), with the Bankruptcy Court. Amended versions of the PI Settlement Plan and the PI Settlement Disclosure Statement have been filed with the Bankruptcy Court from time to time. The PI Settlement Plan, which supersedes each of the Grace Plan and the Claimants’ Plan, remains pending and has not become effective. The committee representing general unsecured creditors and the Official Committee of Asbestos Property Damage Claimants are not co-proponents of the PI Settlement Plan. As filed, the PI Settlement Plan would provide for the establishment of two asbestos trusts under Section 524(g) of the United States Bankruptcy Code to which present and future asbestos-related claims would be channeled. The PI Settlement Plan also contemplates that the terms of the Settlement agreement will be incorporated into the PI Settlement Plan and that we will pay the amount contemplated by the Settlement agreement. On March 9, 2009, the Bankruptcy Court entered an order approving the PI Settlement Disclosure Statement (the “DS Order”) as containing adequate information and authorizing Grace to solicit votes to accept or reject the PI Settlement Plan, all as more fully described in the order. The DS Order does not constitute the Bankruptcy Court’s confirmation of the PI Settlement Plan, approval of the merits of the PI Settlement Plan, or endorsement of the PI Settlement Plan. In connection with the plan voting process in the Grace bankruptcy case, we have voted in favor of the PI Settlement Plan that is currently before the Bankruptcy Court. We will continue to review any amendments to the PI Settlement Plan on an ongoing basis to verify compliance with the Settlement agreement.

On June 8, 2009, a senior manager with the voting agent appointed in the Grace bankruptcy case filed a declaration with the Bankruptcy Court certifying the voting results with respect to the PI Settlement Plan. This declaration was amended on August 5, 2009 (as amended, the “Voting Declaration”). According to the Voting Declaration, with respect to each class of claims designated as impaired by Grace, the PI Settlement Plan has been approved by holders of at least two-thirds in amount and more than one-half in number (or for classes voting for purposes of Section 524(g) of the Bankruptcy Code, at least 75% in number) of voted claims. The Voting Declaration also discusses the voting results with respect to holders of general unsecured claims (“GUCs”) against Grace, whose votes have been provisionally solicited and counted subject to a determination by the Bankruptcy Court of whether GUCs are impaired (and, thus, entitled to vote) or, as Grace contends, unimpaired (and, thus, not entitled to vote). The Voting Declaration provides that more than one half of voting holders of GUCs have voted to

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 16	Commitments and Contingencies (Continued)

accept the PI Settlement Plan, but that the provisional vote has not obtained the requisite two-thirds dollar amount to be deemed an accepting class in the event that GUCs are determined to be impaired. To the extent that GUCs are determined to be an impaired non-accepting class, Grace and the other plan proponents have indicated that they would nevertheless seek confirmation of the PI Settlement Plan under the “cram down” provisions contained in section 1129(b) of the Bankruptcy Code.

On January 31, 2011, the Bankruptcy Court entered a memorandum opinion (the “Memorandum Opinion”) overruling certain objections to the PI Settlement Plan and finding, among other things, that GUCs are not impaired under the PI Settlement Plan. On the same date, the Bankruptcy Court entered an order regarding confirmation of the PI Settlement Plan (the “Confirmation Order”). As entered on January 31, 2011, the Confirmation Order contained recommended findings of fact and conclusions of law, and recommended that the U.S. District Court for the District of Delaware (the “District Court”) approve the Confirmation Order, and that the District Court confirm the PI Settlement Plan and issue a channeling injunction under Section 524(g) of the Bankruptcy Code. Thereafter, on February 15, 2011, the Bankruptcy Court issued an order clarifying its Memorandum Opinion and Confirmation Order (the “Clarifying Order”). Among other things, the Clarifying Order provided that any references in the Memorandum Opinion and Confirmation Order to a recommendation that the District Court confirm the PI Settlement Plan were thereby amended to make clear that the PI Settlement Plan was confirmed and that the Bankruptcy Court was requesting that the District Court issue and affirm the Confirmation Order including the injunction under Section 524(g) of the Bankruptcy Code.

Although we are optimistic that, if it were to become effective, the PI Settlement Plan would implement the terms of the Settlement agreement, we can give no assurance that this will be the case notwithstanding the Bankruptcy Court’s confirmation of the PI Settlement Plan. The terms of the PI Settlement Plan remain subject to amendment. Moreover, the PI Settlement Plan is subject to the satisfaction of a number of conditions which are more fully set forth in the PI Settlement Plan and include, without limitation, the availability of exit financing and the approval of the PI Settlement Plan by the District Court. Additionally, various parties have filed notices of appeal or have otherwise challenged the Memorandum Opinion and Confirmation Order, and the PI Settlement Plan may be subject to further appeal or challenge by additional parties. Parties filed a number of objections to the PI Settlement Plan, and some of these objections concerned injunctions, releases and provisions as applied to us and/or that are contemplated by the Settlement agreement. Such parties (or others) may appeal or otherwise challenge the Bankruptcy Court’s Memorandum Opinion and Confirmation Order, or otherwise continue to oppose the PI Settlement Plan.

While the Bankruptcy Court has confirmed the PI Settlement Plan, additional proceedings may be held before the District Court or other courts to consider matters related to the PI Settlement Plan. We do not know whether or when a final plan of reorganization will become effective. Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) is confirmed by the Bankruptcy Court, approved by the District Court, and does become effective, we do not know whether the final plan of reorganization will be consistent with the terms of the Settlement agreement or if the other conditions to our obligation to pay the Settlement agreement amount will be met. If these conditions are not satisfied or not waived by us, we will not be obligated to pay the amount contemplated by the Settlement agreement. However, if we do not pay the Settlement agreement amount, we will not be released from the various asbestos related, fraudulent transfer, successor liability, and indemnification claims made against us and all of these claims would remain pending and would have to be resolved through other means, such as through agreement on alternative settlement terms or trials. In that case, we could face liabilities that are significantly different from our obligations under the Settlement agreement. We cannot estimate at this time what those differences or their magnitude may be. In the event these liabilities are materially larger than the current existing obligations, they could have a material adverse effect on our consolidated financial position and results of operations.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 16	Commitments and Contingencies (Continued)

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

Canadian Claims

In November 2004, the Company’s Canadian subsidiary Sealed Air (Canada) Co./Cie learned that it had been named a defendant in the case of Thundersky v. The Attorney General of Canada, et al. (File No. CI04-01-39818), pending in the Manitoba Court of Queen’s Bench. Grace and W. R. Grace & Co. — Conn. are also named as defendants. The plaintiff brought the claim as a putative class proceeding and seeks recovery for alleged injuries suffered by any Canadian resident, other than in the course of employment, as a result of Grace’s marketing, selling, processing, manufacturing, distributing and/or delivering asbestos or asbestos-containing products in Canada prior to the Cryovac Transaction. A plaintiff filed another proceeding in January 2005 in the Manitoba Court of The Queen’s Bench naming the Company and specified subsidiaries as defendants. The latter proceeding, Her Majesty the Queen in Right of the Province of Manitoba v. The Attorney General of Canada, et al. (File No. CI05-01-41069), seeks the recovery of the cost of insured health services allegedly provided by the Government of Manitoba to the members of the class of plaintiffs in the Thundersky proceeding. In October 2005, we learned that six additional putative class proceedings had been brought in various provincial and federal courts in Canada seeking recovery from the Company and its subsidiaries Cryovac, Inc. and Sealed Air (Canada) Co./Cie, as well as other defendants including W. R. Grace & Co. and W. R. Grace & Co. — Conn., for alleged injuries suffered by any Canadian resident, other than in the course of employment (except with respect to one of these six claims), as a result of Grace’s marketing, selling, manufacturing, processing, distributing and/or delivering asbestos or asbestos-containing products in Canada prior to the Cryovac transaction. Grace and W. R. Grace & Co. — Conn. have agreed to defend, indemnify and hold harmless the Company and its affiliates in respect of any liability and expense, including legal fees and costs, in these actions.

In April 2001, Grace Canada, Inc. had obtained an order of the Superior Court of Justice, Commercial List, Toronto (the “Canadian Court”), recognizing the Chapter 11 actions in the United States of America involving Grace Canada, Inc.’s U.S. parent corporation and other affiliates of Grace Canada, Inc., and enjoining all new actions and staying all current proceedings against Grace Canada, Inc. related to asbestos under the Companies’ Creditors Arrangement Act. That order has been renewed repeatedly. In November 2005, upon motion by Grace Canada, Inc., the Canadian Court ordered an extension of the injunction and stay to actions involving asbestos against the Company and its Canadian affiliate and the Attorney General of Canada, which had the effect of staying all of the Canadian actions referred to above. The parties finalized a global settlement of these Canadian actions (except for claims against the Canadian government). That settlement, which has subsequently been amended (the “Canadian Settlement”), will be entirely funded by Grace. The Canadian Court issued an Order on December 13,

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 16	Commitments and Contingencies (Continued)

2009 approving the Canadian Settlement. We do not have any positive obligations under the Canadian Settlement, but we are a beneficiary of the release of claims. The release in favor of the Grace parties (including us) will become operative upon the effective date of a plan of reorganization in Grace’s United States Chapter 11 bankruptcy proceeding. As filed, the PI Settlement Plan contemplates that the claims released under the Canadian Settlement will be subject to injunctions under Section 524(g) of the Bankruptcy Code. By its terms, the Canadian Settlement will, unless amended, become null and void if a confirmation order in the Grace U.S. bankruptcy proceeding is not granted prior to July 31, 2011. As indicated above, the Bankruptcy Court entered the Confirmation Order on January 31, 2011 and the Clarifying Order on February 15, 2011; however, we can give no assurance that the PI Settlement Plan (or any other plan of reorganization) will be approved by the District Court or will become effective. Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) is confirmed by the Bankruptcy Court, approved by the District Court, and does become effective, if the final plan of reorganization does not incorporate the terms of the Canadian Settlement or if the Canadian courts refuse to enforce the final plan of reorganization in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify the Company and its subsidiaries in these cases, then we could be required to pay substantial damages, which we cannot estimate at this time and which could have a material adverse effect on our consolidated financial position and results of operations.

Additional Matters Related to the Cryovac Transaction

In view of Grace’s Chapter 11 filing, we may receive additional claims asserting that we are liable for obligations that Grace had agreed to retain in the Cryovac transaction and for which we may be contingently liable. To date, we are not aware of any material claims having been asserted or threatened against us.

Final determinations and accountings under the Cryovac transaction agreements with respect to matters pertaining to the transaction had not been completed at the time of Grace’s Chapter 11 filing in 2001. We have filed claims in the bankruptcy proceeding that reflect the costs and liabilities that we have incurred or may incur that Grace and its affiliates agreed to retain or that are subject to indemnification by Grace and its affiliates under the Cryovac transaction agreements, other than payments to be made under the Settlement agreement. Grace has alleged that we are responsible for specified amounts under the Cryovac transaction agreements. Subject to the terms of the Settlement agreement, amounts for which we may be liable to Grace may be used to offset the liabilities of Grace and its affiliates to us. We intend to seek indemnification by Grace and its affiliates to the extent permissible under law, the Settlement agreement, and the Cryovac transaction agreements. Except to the extent of any potential setoff or similar claim, we expect that our claims will be as an unsecured creditor of Grace. Since portions of our claims against Grace and its affiliates are contingent or unliquidated, we cannot determine the amount of our claims, the extent to which these claims may be reduced by setoff, how much of the claims may be allowed, or the amount of our recovery on these claims, if any, in the bankruptcy proceeding.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 16	Commitments and Contingencies (Continued)

are decided (the outcomes of which are subject to uncertainties) or new sites are assessed and costs can be reasonably estimated, we adjust the recorded accruals, as necessary. We believe that these exposures are not material to our consolidated financial position or results of operations. We believe that we have adequately reserved for all probable and estimable environmental exposures.

Other Principal Contractual Obligations

At December 31, 2010, we had principal contractual obligations, which included agreements to purchase an estimated amount of goods, including raw materials, or services in the normal course of business, aggregating approximately $286 million. The estimated future cash outlays are as follows:

Year	Amount

2011	$129.9
2012	70.9
2013	64.5
2014	10.2
2015	10.2

Total	$285.7

Leases

We are obligated under the terms of various leases covering primarily warehouse and office facilities and production equipment, as well as smaller manufacturing sites that we occupy. We account for the majority of our leases as operating leases, which may include purchase or renewal options. At December 31, 2010, estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

Year	Amount

2011	$33.8
2012	25.9
2013	18.1
2014	12.0
2015	11.2
Thereafter	20.9

Total	$121.9

Net rental expense was $35 million in 2010, $42 million in 2009 and $38 million in 2008.

Note 17	Stockholders’ Equity

Dividends

Currently there are no restrictions that materially limit our ability to pay dividends or that we reasonably believe are likely to materially limit the future payment of dividends on our common stock.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 17	Stockholders’ Equity (Continued)

The following table shows our total cash dividends paid in the three years ended December 31, 2010.

		Total Cash
		Dividends
		Paid per
	Total Cash	Common
	Dividends Paid	Share

2008	$76.4	$0.48
2009	75.7	0.48
2010	79.7	0.50

Total	$231.8

On February 17, 2011, our Board of Directors declared a quarterly cash dividend of $0.13 per common share payable on March 18, 2011 to stockholders of record at the close of business on March 4, 2011. The estimated amount of this dividend payment is $21 million based on 159 million shares of our common stock issued and outstanding as of January 31, 2011.

The dividend payments discussed above are recorded as reductions to cash and cash equivalents and retained earnings on our consolidated balance sheets. From time to time, we may consider other means of returning value to our stockholders based on our consolidated financial position and results of operations. There is no guarantee that our Board of Directors will declare any further dividends.

Common Stock

The following is a summary of changes during the three years ended December 31, 2010 in shares of our common stock:

	2010	2009	2008

Changes in common stock:
Number of shares, beginning of year	168,749,681	168,111,815	167,741,721
Restricted stock shares issued for new awards under the 2005 Contingent Stock Plan	403,360	516,650	287,200
Shares granted and issued under the Directors Stock Plan	12,500	16,289	9,394
Restricted stock shares issued for SLO awards	12,895	3,627	—
Shares issued for vested restricted stock units	94,200	101,300	73,500

Number of shares issued, end of year	169,272,636	168,749,681	168,111,815

Changes in common stock in treasury:
Number of shares held, beginning of year	9,811,507	10,229,288	6,114,691
Purchase of shares during the period	429,458	—	4,024,400
Profit sharing contribution partially paid in stock	(346,362)	(535,000)	—
Restricted stock repurchased, withheld or forfeited	72,526	117,219	90,197

Number of shares held, end of year	9,967,129	9,811,507	10,229,288

2005 Contingent Stock Plan

At our annual meeting of stockholders held on May 20, 2005, the stockholders approved the 2005 Contingent Stock Plan of Sealed Air Corporation. The 2005 Contingent Stock Plan is our sole long-term equity compensation

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 17	Stockholders’ Equity (Continued)

program for officers and employees. The 2005 Contingent Stock Plan provides for awards of equity-based compensation, including restricted stock, restricted stock units, performance share units and cash awards measured by share price, to our executive officers and other key employees, as well as U.S.-based key consultants. During the three years ended December 31, 2010, under the 2005 Contingent Stock Plan, we granted restricted stock, restricted stock units and cash awards, in addition to the SLO and PSU awards described below. An employee or consultant selected by the Organization Committee of our Board of Directors to receive an award may accept the award during the period specified by us, provided the participant’s relationship to us has not changed.

Awards made under the 2005 Contingent Stock Plan are restricted as to disposition by the holders for a period of at least three years after award, except for SLO and PSU awards, which are described below. In the event of termination of employment of a participant before lapse of the restriction, the awards under the 2005 Contingent Stock Plan are forfeited on the date of termination unless (i) the termination results from the participant’s death or permanent and total disability, or (ii) the Compensation Committee affirmatively determines not to seek forfeiture of the award in whole or in part. The forfeiture provision of the 2005 Contingent Stock Plan expires upon vesting of the awards, except that these provisions of the 2005 Contingent Stock Plan lapse sooner upon certain terminations of employment following a change in control.

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

Under our executive compensation program, we have the ability to grant to our executive officers and a small number of other key executives (1) stock leverage opportunity awards, known as SLO awards, as part of our annual incentive plan and (2) annual performance share unit awards, known as PSU awards, as part of our long term incentive program. Other employees are eligible to receive awards of restricted stock, restricted stock units and cash awards as long term incentive compensation under the 2005 Contingent Stock Plan. Our executive officers and other key executives may also receive awards of restricted stock or restricted stock units from time to time.

For both restricted stock awards and units, we record compensation expense in marketing, administrative and development expenses on the consolidated statement of operations with a corresponding credit to additional paid-in capital within stockholders’ equity based on the fair value of our common stock at the award grant date. For cash awards, we record a liability, which is reflected in other liabilities on the consolidated balance sheets, and record compensation expense based on the fair value of the award at the end of each reporting period. The amount of the liability for cash awards is re-measured at each reporting period based on the then current stock price and the effects of the stock price changes are recognized as compensation expense. At December 31, 2010, the liability related to cash awards was $1 million.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 17	Stockholders’ Equity (Continued)

The following tables show the details of the non-vested awards under the 2005 Contingent Stock Plan, excluding SLO and PSU awards.

		Weighted-
		Average per
		Share
		Market
		Value on
Non-vested Restricted Stock Shares Awards	2010	Grant Date

Number of non-vested restricted stock shares, beginning of year	1,315,765	$23.51
Restricted stock shares issued for new awards during the year	403,360	21.54
Restricted stock shares vested during the year	(511,646)	30.61
Restricted stock shares forfeited during the year	(19,133)	21.30

Number of non-vested restricted stock shares, end of year	1,188,346	$19.78

The non-vested restricted stock shares included above had a weighted-average remaining contractual life of approximately 1.6 years at December 31, 2010.

		Weighted-
		Average per
		Share
		Market
		Value on
Non-vested Restricted Stock Units Awards	2010	Grant Date

Number of non-vested restricted stock units, beginning of year	293,500	$22.64
Restricted stock units issued for new awards during the year	115,150	21.22
Restricted stock units vested during the year	(94,200)	29.42
Restricted stock units forfeited during the year	(12,500)	17.94

Number of non-vested restricted stock units, end of year	301,950	$20.13

The non-vested restricted stock units included above had a weighted-average remaining contractual life of approximately 1.5 years at December 31, 2010.

		Weighted-
		Average per
		Share
		Market
		Value on
Non-vested Cash Awards	2010	Grant Date

Number of non-vested cash awards, beginning of year	50,000	$21.86
Cash awards issued for new awards during the year	14,250	25.45
Cash awards vested during the year	(9,950)	21.75
Cash awards forfeited during the year	(3,300)	25.45

Number of non-vested cash awards, end of year	51,000	$25.45

The non-vested cash awards included above had a weighted-average remaining contractual life of approximately 1.2 years at December 31, 2010.

The 2005 Contingent Stock Plan permits withholding of taxes and other charges that may be required by law to be paid attributable to awards by withholding a portion of the shares attributable to such awards.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 17	Stockholders’ Equity (Continued)

A summary of the changes in common shares available for awards under the 2005 Contingent Stock Plan follows:

	2010(1)	2009(1)	2008(1)

Number of shares available, beginning of year	5,578,005	6,078,597	3,365,000
Additional restricted stock shares available due to the amended 2005 Contingent Stock Plan	—	—	3,000,000
Restricted stock shares issued for new awards	(403,360)	(516,650)	(287,200)
Restricted stock units awarded	(115,150)	(106,200)	(96,200)
Restricted stock shares issued for SLO awards	(12,895)	(3,627)	—
Restricted stock units awarded for SLO awards	(134,329)	(11,034)	—
Restricted stock shares forfeited	19,133	38,431	42,220
Restricted stock units forfeited	12,500	19,700	6,800
Restricted stock shares withheld for taxes	53,393	78,788	47,977

Number of shares available, end of year	4,997,297	5,578,005	6,078,597

Weighted average per share market value of awards on grant date	$21.46	$16.33	$23.28

(1)	The SLO and PSU awards are discussed below.

Directors Stock Plan

Non-cash compensation included on the consolidated statements of stockholders’ equity includes expense associated with shares issued to non-employee directors in the form of awards under our 2002 Stock Plan for Non-Employee Directors, which our stockholders approved at the 2002 annual meeting. The 2002 Directors Stock Plan provides for annual grants of shares to non-employee directors, and interim grants of shares to eligible directors elected at times other than at an annual meeting, as all or part of the annual or interim retainer fees for non-employee directors. Shares previously granted under the plan were granted at a price equal to the par value of the shares; however, the plan was amended in December 2008 to eliminate the cash payment of the par value for future grants. During 2002, we adopted a plan that permits non-employee directors to elect to defer all or part of their annual retainer until the non-employee director retires from the Board of Directors. The non-employee director can elect to defer the portion of the annual retainer payable in shares of stock. If a non-employee director makes this election, the non-employee director may also elect to defer the portion, if any, of the annual retainer payable in cash. Cash dividends on deferred shares are credited to the non-employee director’s deferred cash account on the applicable dividend payment date. We record the excess of fair value over the price at which shares are issued under this plan in marketing, administrative and development expenses on the consolidated statements of operations, and this expense was $0.5 million in 2010 and 2009 and $0.4 million in 2008.

A summary of the changes in shares available for the 2002 Directors Stock Plan follows:

	2010	2009	2008

Number of shares available, beginning of year	74,120	97,390	116,178
Shares granted and issued	(12,500)	(16,289)	(9,394)
Shares granted and deferred	(12,072)	(6,981)	(9,394)

Number of shares available, end of year	49,548	74,120	97,390

Weighted average per share market value of stock on grant date	$21.72	$19.34	$23.96

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 17	Stockholders’ Equity (Continued)

Other Common Stock Issuances

We have historically issued shares of our common stock under our 2005 Contingent Stock Plan to selected U.S.-based consultants as compensation under consulting agreements for research and development projects. We record the cost associated with these issuances on a straight-line basis based on each of the issuances’ vesting schedule. Amortization expense related to these issuances was immaterial in each the three years ended December 31, 2010.

Total Share-based Incentive Compensation

We record share-based incentive compensation expense in marketing, administrative and development expenses on our consolidated statements of operations with a corresponding credit to additional paid-in capital within stockholders’ equity based on the fair value of the share-based incentive compensation awards at the date of grant. Each quarter, we recognize an expense or credit reflecting the straight-line recognition, net of estimated forfeitures, of the expected cost of the program. For the 2010 three-year PSU awards and the 2009 two-year and three-year PSU awards, to the extent the performance against the targets improves or worsens, the cumulative amount accrued to date is adjusted up or down.

Total share-based incentive compensation expense by program in the three years ended December 31, 2010 was as follows:

	2010	2009	2008

2010 Three-year PSU Awards	$3.0	$—	$—
2009 Two-year and Three-year PSU Awards	17.4	23.5	—
SLO Awards	1.0	2.9	0.4
Other long-term share-based incentive compensation programs	9.2	12.4	16.1

Total share-based incentive compensation	$30.6	$38.8	$16.5

Associated tax benefits recognized	$11.3	$14.5	$6.0

As of December 31, 2010, the estimated amount of total share-based incentive compensation expense expected to be recognized on a straight-line basis over the remaining respective vesting periods by program was as follows:

	2011	2012	2013	Total

2010 Three-year PSU Awards	$3.0	$3.0	$—	$6.0
2009 Three-year PSU Awards	7.4	—	—	7.4
SLO Awards	0.3	—	—	0.3
Other long-term share-based incentive compensation programs	8.0	5.2	1.7	14.9

Total share-based incentive compensation	$18.7	$8.2	$1.7	$28.6

For the 2010 Three-year PSU awards and the 2009 Three-year PSU awards, the estimated amount of this future share-based incentive compensation expense will fluctuate based on: 1) the level of achievement of the respective goals and measures considered probable in future quarters, which impacts the number of shares that could be issued; and 2) the future price of our common stock, which impacts the expense related to additional discretionary shares.

The discussion that follows provides further details of our share-based incentive compensation programs.

PSU Awards

As part of our long term incentive program adopted in 2008, during the first 90 days of each year starting in 2008, the Compensation Committee has approved Performance Share Unit (PSU) awards for our executive officers

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 17	Stockholders’ Equity (Continued)

and other selected key executives, which includes for each officer or executive a target number of shares of common stock and performance goals and measures that will determine the percentage of the target award that is earned following the end of the performance period. Following the end of the performance period, participants will also receive a cash payment in the amount of the dividends (without interest) that would have been paid during the performance period on the number of shares that they have earned. As of December 31, 2010, we have accrued $2.5 million for these dividends in other current liabilities on our consolidated balance sheet.

Executives who leave employment prior to the end of the performance period except due to death, disability or retirement will forfeit the PSU award. Executives who die, become disabled or retire during the performance period receive a prorata portion of the PSU award based on the portion of the performance period during which they were employed. Retirement for the purpose of the SLO awards described below and the PSU awards means termination of employment after five or more years of employment and with years of employment plus age equal to 70 or more, except termination for cause.

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

The expense included in the table above was calculated using a grant date common stock share price of $20.88 per share on March 8, 2010 and is based on management’s estimate as of December 31, 2010 of the level of probable achievement of the performance goals and measures, which was determined to be at the target level (433,481 shares, net of forfeitures) as of December 31, 2010.

2009 Two-year and Three-year PSU Awards

The targeted number of shares of common stock that can be earned is 574,518 shares for the two-year PSU awards and 569,679 for the three-year PSU awards made in 2009. The total number of shares to be issued for each PSU for the two-year awards and the three-year awards can range from zero to 200% of the target number of shares depending on the level of achievement of the operating performance goals and measures. If the threshold level is achieved for the operating performance goals and measures, then the number of shares earned for each participant can be increased (if the additional goals mentioned below are achieved) or decreased (if the additional goals mentioned below are not achieved) by up to 10% of the target level at the discretion of the Compensation Committee, or an aggregate of 114,420 shares for all participants for both awards. The additional goals are 1) average quarterly inventory days on hand starting December 31, 2008 through the performance period below the average quarterly days on hand for the period December 31, 2007 through December 31, 2008; and 2) a safety result for the final year of the performance period of a total recordable incident rate of 1.30 or better, excluding facilities acquired during the performance period. These provisions are outlined in further detail in the 2010 Proxy Statement for our Annual Meeting of Stockholders. Probable achievement of the operating performance goals and measures

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 17	Stockholders’ Equity (Continued)

based on management’s estimate as of December 31, 2010 was determined to be at the maximum level for both the two-year PSU awards (1,149,036 shares, net of forfeitures) and the three-year PSU awards (1,139,358 shares, net of forfeitures) as of December 31, 2010. The expense included in the table above for the shares related to the achievement of the operating performance goals and measures was calculated using a common stock share price of $20.88 per share on March 8, 2010. The expense included in the table above for the shares related to the additional goals was calculated using a common stock share price of $25.45 on December 31, 2010, because of their discretionary nature.

SLO Awards

Before the start of each performance year, each of our executive officers and other selected key executives is eligible to elect to receive all or a portion of his or her annual cash bonus for that year, in increments of 25% of the annual bonus, as an award of restricted stock or restricted stock units under the 2005 Contingent Stock Plan in lieu of cash. The portion provided as an equity award may be given a premium to be determined by the Compensation Committee each year and will be rounded up to the nearest whole share. The stock price used in the calculation of the number of shares will be the closing sale price of our common stock on the New York Stock Exchange on the first trading day of the performance year. The award will be granted following the end of the performance year and after determination by the Compensation Committee of the amount of the annual bonus award for each executive officer and other selected key executive who has elected to take all or a portion of his or her annual bonus as an equity award, but no later than the March 15 following the end of the performance year.

The equity award will be made in the form of an award of restricted stock or restricted stock units that will vest on the second anniversary of the grant date or earlier in the event of death, disability or retirement from employment with us, and the shares subject to the award will not be transferable by the recipient until the later of vesting or the second anniversary of the grant date. If the recipient ceases to be employed by us before vesting, then the shares will be forfeited, except for certain circumstances following a change in control. The award will be made in the form of restricted stock unless the award would be taxable to the recipient before the shares become transferable by the recipient, in which case the award will be made in the form of restricted stock units. Recipients who hold SLO awards in the form of restricted stock receive dividends. Recipients who hold SLO awards in the form of restricted stock units receive a cash payment in the amount of the dividends (without interest) on the shares they have earned at about the same time that shares are issued to them following the period of restriction. As of December 31, 2010, we have accrued for these dividends in other current liabilities on our consolidated balance sheet and the amount was immaterial.

For 2010, the Compensation Committee set the SLO award premium at 25%. The 2010 SLO target awards comprise an aggregate of 93,589 restricted stock shares and restricted stock units. For 2009, the Compensation Committee set the SLO award premium at 25%. The 2009 SLO target awards comprise an aggregate of 152,687 restricted stock shares and restricted stock units.

We record compensation expense for these awards in marketing, administrative and development expenses on the consolidated statement of operations with a corresponding credit to additional paid-in-capital within stockholder’s equity, based on the fair value of the awards at the end of each reporting period, which reflects the effects of stock price changes.

For the year ended December 31, 2010, compensation expense related to the 2010 SLO awards was recognized based on the extent to which the performance goals and measures for 2010 annual cash bonuses were considered probable of achievement at December 31, 2010. This expense is being recognized over a fifteen month period on a straight-line basis since a majority of the awards will vest at grant date, which will be no later than March 15, 2011, due to the retirement eligibility provision.

For the year ended December 31, 2009, compensation expense related to the 2009 SLO awards was recognized based on the extent to which the performance goals and measures for 2009 annual cash bonuses were considered probable of achievement at December 31, 2009. This expense was recognized over a fifteen month period on a

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 17	Stockholders’ Equity (Continued)

straight-line basis since a majority of the awards vested at grant date, which was March 15, 2010, due to the retirement eligibility provision.

Other Long-term Share-based Incentive Compensation

Under our executive compensation program, the Compensation Committee may grant our executive officers and a small number of other key executives and other employees awards of restricted stock, restricted stock units and cash awards as long-term share-based incentive compensation under our 2005 Contingent Stock Plan. Our executive officers and other key executives may also receive awards of restricted stock or restricted stock units from time to time.

Note 18	Net Earnings Per Common Share

The following table sets forth the calculation of basic and diluted net earnings per common share under the two-class method for the three years ended December 31, 2010 in millions, except per share data.

	2010	2009	2008

Basic Net Earnings Per Common Share:
Numerator
Net earnings available to common stockholders	$255.9	$244.3	$179.9
Distributed and allocated undistributed net earnings to non-vested restricted stockholders	(1.6)	(1.9)	(1.5)

Distributed and allocated undistributed net earnings to common stockholders	254.3	242.4	178.4
Distributed net earnings — dividends paid to common stockholders	(79.2)	(75.6)	(75.7)

Allocation of undistributed net earnings to common stockholders	$175.1	$166.8	$102.7

Denominator
Weighted average number of common shares outstanding — basic	158.3	157.2	157.6

Basic net earnings per common share:
Distributed net earnings to common stockholders	$0.50	$0.48	$0.48
Allocated undistributed net earnings to common stockholders	1.11	1.06	0.65

Basic net earnings per common share:	$1.61	$1.54	$1.13

Diluted Net Earnings Per Common Share:
Numerator
Distributed and allocated undistributed net earnings to common stockholders	$254.3	$242.4	$178.4
Add: Allocated undistributed net earnings to non-vested restricted stockholders	1.1	1.3	0.9
Interest on 3% Convertible Senior Notes, net of taxes(1)	—	4.4	7.9
Less: Undistributed net earnings reallocated to non-vested restricted stockholders	(1.0)	(1.2)	(0.8)

Net earnings available to common stockholders — diluted	$254.4	$246.9	$186.4

Denominator
Weighted average number of common shares outstanding — basic	158.3	157.2	157.6
Effect of assumed issuance of Settlement agreement shares	18.0	18.0	18.0
Effect of non-vested restricted stock units	0.4	0.2	0.2
Effect of conversion of 3% Convertible Senior Notes(1)	—	7.2	12.8

Weighted average number of common shares outstanding — diluted	176.7	182.6	188.6

Diluted net earnings per common share	$1.44	$1.35	$0.99

(1)	On July 19, 2009, we redeemed all of our 3% Convertible Senior Notes due June 2033.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 18	Net Earnings Per Common Share (Continued)

Diluted weighted average number of common shares outstanding provides for the following items if their inclusion is dilutive: (1) the effect of assumed issuance of 18 million shares of common stock reserved for the Settlement agreement in the three years ended December 31, 2010, (2) the effect of non-vested restricted stock and restricted stock units using the treasury stock method in the three years ended December 31, 2010 and (3) the effect of conversion of our then-outstanding 3% Convertible Senior Notes due June 2033 in July 2009 in 2009 and 2008.

PSU Awards

Since the PSU awards discussed in Note 17, “Stockholders’ Equity,” are contingently issuable shares that are based on operating performance goals and measures, a weighted average of approximately 0.3 million shares of the PSU awards were included in the diluted weighted average number of common shares outstanding calculation for the year ended December 31, 2010 as the threshold for some of the goals and measures was met as of December 31, 2010. All other remaining shares related to the PSU awards were excluded from the diluted weighted average number of common shares outstanding for calculation of diluted net earnings per common share for the year ended December 31, 2010 because they have not met their respective performance conditions as of December 31, 2010.

SLO Awards

The shares or units associated with the SLO awards for the fiscal year 2010 are considered contingent shares and therefore are not included in the basic or diluted weighted average number of common shares outstanding for the year ended December 31, 2010. These shares or units, discussed in Note 17, “Stockholders’ Equity,” will not be included in the common shares outstanding until the final determination of the amount of annual incentive compensation is made in the first quarter of the following year consistent with the treatment of these awards in 2009 and 2008. Once this determination is made, the shares or units will be included in basic weighted average number of common shares outstanding if the employee is retirement eligible or in the diluted weighted average number of common shares outstanding if the employee is not retirement eligible. The number of shares included in the common shares outstanding for the year ended December 31, 2010 for the 2009 and 2008 awards was nominal.

Note 19	Other Expense, net

The following table provides details of other expense, net:

	2010	2009	2008

Interest and dividend income	$8.1	$7.1	$14.1
Net foreign exchange transaction losses	(5.9)	(1.1)	(16.0)
Settlement agreement and related costs	(0.6)	(1.8)	(1.5)
Noncontrolling interests	2.3	1.8	1.2
Net loss on sale of small product lines	(0.1)	(0.2)	—
Costs associated with our accounts receivable securitization program	(0.8)	(0.7)	(3.4)
Other, net	(5.9)	(5.2)	(6.5)

Other expense, net	$(2.9)	$(0.1)	$(12.1)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that our employees accumulate this information and communicate it to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding the required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only “reasonable assurance” of achieving the desired control objectives, and management necessarily must apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rule 13a-15. Our management, including our Chief Executive Officer and Chief Financial Officer, supervised and participated in this evaluation. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the “reasonable assurance” level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness, as of the end of our 2010 fiscal year, of our internal control over financial reporting. The suitable recognized control framework on which management’s evaluation of our internal control over financial reporting is based is the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based upon that evaluation under the COSO framework, our management concluded that our internal control over financial reporting as of the end of our 2010 fiscal year was effective at the “reasonable assurance” level.

Our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Part of the information required in response to this Item is set forth in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” and the balance, except as set forth below, will be included in our Proxy Statement for our 2011 Annual Meeting of Stockholders under the captions “Election of Directors — Information Concerning Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance.” All such information is incorporated herein by reference.

We have adopted a Code of Conduct applicable to all of our directors, officers and employees and a supplemental Code of Ethics for Senior Financial Executives applicable to our Chief Executive Officer, Chief Financial Officer, Controller, Treasurer, and all other employees performing similar functions for us. The texts of the Code of Conduct and the Code of Ethics for Senior Financial Executives are posted on our Internet website at www.sealedair.com. We will post any amendments to the Code of Conduct and the Code of Ethics for Senior Financial Executives on our Internet website. We will also post any waivers applicable to any of our directors or officers, including the senior financial officers listed above, from provisions of the Code of Conduct or the Code of Ethics for Senior Financial Executives on our Internet website.

Our Board of Directors has adopted Corporate Governance Guidelines and charters for its three standing committees, the Audit Committee, the Nominating and Corporate Governance Committee, and the Compensation Committee. Copies of the Corporate Governance Guidelines and the charters are posted on our Internet website at www.sealedair.com.

Our Audit Committee comprises directors Hank Brown, who serves as chair, Michael Chu, Lawrence R. Codey, Patrick Duff and Kenneth P. Manning. Our Board of Directors has determined that each of the five members of the Audit Committee is an audit committee financial expert in accordance with the standards of the SEC and that each is independent, as defined in the listing standards of the New York Stock Exchange applicable to us and as determined by the Board of Directors.

Item 11.	Executive Compensation

The information required in response to this Item will be set forth in our Proxy Statement for our 2011 Annual Meeting of Stockholders under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Risks.” Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required in response to this Item will be set forth in our Proxy Statement for our 2011 Annual Meeting of Stockholders under the captions “Equity Compensation Plan Information” and “Voting Securities.” Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required in response to this Item will be set forth in our Proxy Statement for our 2011 Annual Meeting of Stockholders under the captions “Independence of Directors” and “Certain Relationships and Related Person Transactions.” Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required in response to this Item will be included in our Proxy Statement for our 2011 Annual Meeting of Stockholders under the captions “Principal Independent Auditor Fees” and “Audit Committee Pre-Approval Policies and Procedures.” Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements

See Index to Consolidated Financial Statements and Schedule of this Annual Report on Form 10-K.

(2) Financial Statement Schedule

See Schedule II — Valuation and Qualifying Accounts and Reserves — Years Ended December 31, 2010, 2009 and 2008 of this Annual Report on Form 10-K.

(3) Exhibits

Exhibit
Number	Description

2.1	Distribution Agreement dated as of March 30, 1998 among the Company, W. R. Grace & Co. — Conn., and W. R. Grace & Co. (Exhibit 2.2 to the Company’s Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139, is incorporated herein by reference.)
3.1	Unofficial Composite Amended and Restated Certificate of Incorporation of the Company as currently in effect. (Exhibit 3.1 to the Company’s Registration Statement on Form S-3, Registration No. 333-108544, is incorporated herein by reference.)
3.2	Amended and Restated By-Laws of the Company as currently in effect. (Exhibit 3.1 to the Company’s Current Report on Form 8-K, Date of Report May 20, 2009, File No. 1-12139, is incorporated herein by reference.)
4.1	Indenture, dated as of July 1, 2003, of the Company, as Issuer, to SunTrust Bank, as Trustee, regarding 5.625% Senior Notes Due 2013 and 6.875% Senior Notes Due 2033. (Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12139, is incorporated herein by reference.)
4.2	Indenture, dated as of February 6, 2009, of the Company, as Issuer, to U.S. Bank, National Association, as Trustee, regarding 12% Senior Notes Due 2014. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report February 6, 2009, File No. 1-12139, is incorporated herein by reference.)
4.3	Form of Indenture between the Registrant and U.S. Bank, National Association, as Trustee. (Exhibit 4.2 to the Company’s Registration Statement on Form S-3, Registration No. 333-157851, is incorporated herein by reference.)
4.4	Indenture, dated as of June 18, 2009, of the Company, as Issuer, to U.S. Bank, National Association, as Trustee, regarding the Company’s 7.875% Senior Notes Due 2017. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report June 12, 2009, File No. 1-12139, is incorporated herein by reference.)
4.5	Registration Rights Agreement, dated as of February 6, 2009, by and among the Company, Davis Selected Advisers, L.P., Geico Indemnity Company and General Re Life Corporation pursuant to which the Company has agreed to provide resale registration rights with respect to its 12% Senior Notes due 2014. (Exhibit 4.2 to the Company’s Current Report on Form 8-K, Date of Report February 6, 2009, File No. 1-12139, is incorporated herein by reference.)
10.1	Global Credit Facility (5-year), dated as of July 26, 2005, among the Company, certain of the Company’s subsidiaries, banks and financial institutions party thereto, and Citicorp USA, Inc., as agent for the lenders. (Exhibit 10 to the Company’s Current Report on Form 8-K, Date of Report July 28, 2005, File No. 1-12139, is incorporated herein by reference.)
10.2	Effectiveness Notice, dated July 26, 2006, advising lenders of approval of extension of termination date of the Company’s Global Credit Facility, dated as of July 26, 2005. (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-12139, is incorporated herein by reference.)
10.3	Amendment to the Global Credit Facility, dated as of June 13, 2007, among the Company, the Lenders, and Citicorp USA, Inc., as agent for the Lenders. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report June 13, 2007, File No. 1-12139, is incorporated herein by reference.)

Exhibit
Number	Description

10.4	Amendment to the Global Credit Facility, dated as of December 12, 2008, among the Company, certain of the Company’s subsidiaries, banks and financial institutions named therein, and Citicorp USA, Inc., as agent for the lenders. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report December 12, 2008, File No. 1-12139, is incorporated herein by reference.)
10.5	European Credit Facility (3-year), dated as of November 19, 2009, among the Company, certain of the Company’s subsidiaries, banks and other financial institutions party thereto, and BNP Paribas, as agent for the lenders. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report November 19, 2009, File No. 1-12139, is incorporated herein by reference.)
10.6	Note Purchase Agreement, dated as of February 6, 2009, by and among the Company, as issuer, and Davis Selected Advisers, L.P., Geico Indemnity Company and General Re Life Corporation, as purchasers regarding the Company’s 12% Senior Notes due 2014. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report February 6, 2009, File No. 1-12139, is incorporated herein by reference.)
10.7	Purchase Agreement, dated as of June 12, 2009, by and among the Company, as issuer, and Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated and RBS Securities Inc., for themselves and the other initial purchasers named therein regarding the Company’s 7.875% Senior Notes Due 2017. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report June 12, 2009, File No. 1-12139, is incorporated herein by reference.)
10.8	Employee Benefits Allocation Agreement dated as of March 30, 1998 among the Company, W. R. Grace & Co. — Conn. and W. R. Grace & Co. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139, is incorporated herein by reference.)
10.9	Tax Sharing Agreement dated as of March 30, 1998 by and among the Company, W. R. Grace & Co. — Conn. and W. R. Grace & Co. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139, is incorporated herein by reference.)
10.10	Agreement in Principle, dated November 27, 2002, by and among the Official Committee of Asbestos Personal Injury Claimants, the Official Committee of Asbestos Property Damage Claimants, the Company, and the Company’s subsidiary, Cryovac, Inc. (Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12139, is incorporated herein by reference.)
10.11	Settlement Agreement and Release, dated November 10, 2003, by and among the Official Committee of Asbestos Personal Injury Claimants, the Official Committee of Asbestos Property Damage Claimants, the Company, and the Company’s subsidiary, Cryovac, Inc. (Exhibit 10.1 to the Company’s Amendment No. 3 to its Registration Statement on Form S-3, Registration No. 333-108544, is incorporated herein by reference.)
10.12	Restricted Stock Plan for Non-Employee Directors of the Company. (Annex E to the Company’s Proxy Statement for the 1998 Annual Meeting of Stockholders, File No. 1-12139, is incorporated herein by reference.)*
10.13	Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors, effective May 17, 2002. (Annex A to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders, File No. 1-12139, is incorporated herein by reference.)*
10.14	Amendment dated April 15, 2004, to the Restricted Stock Plan for Non-Employee Directors of the Company. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-12139, is incorporated herein by reference.)*
10.15	Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors, as amended February 19, 2009. (Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12139, is incorporated herein by reference.)*
10.16	Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors, as amended December 16, 2009. (Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-12139, is incorporated herein by reference.)*
10.17	Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors, as amended April 13, 2010. (Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-12139, is incorporated herein by reference.)*

Exhibit
Number	Description

10.18	Sealed Air Corporation Deferred Compensation Plan for Directors. (Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-12139, is incorporated herein by reference.)*
10.19	Sealed Air Corporation Deferred Compensation Plan for Directors. (Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-12139, is incorporated herein by reference.)*
10.20	Form of Restricted Stock Purchase Agreement. (Exhibit 4.4 to the Company’s Registration Statement on Form S-8, Registration No. 333-59195, is incorporated herein by reference.)*
10.21	Form of Stock Purchase Agreement for use in connection with the Company’s 2002 Stock Plan for Non-Employee Directors. (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-12139, is incorporated herein by reference.)*
10.22	Fees to be paid to the Company’s Non-Management Directors-2009. (Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12139, is incorporated herein by reference.)*
10.23	Fees to be paid to the Company’s Non-Employee Directors — 2010. (Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-12139, is incorporated herein by reference.)*
10.24	2005 Contingent Stock Plan of the Company, as amended effective May 20, 2008. (Annex D to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders, File No. 1-12139, is incorporated herein by reference.)*
10.25	2005 Contingent Stock Plan of Sealed Air Corporation, as amended February 19, 2009. (Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12139, is incorporated herein by reference.)*
10.26	Sealed Air Corporation Annual Incentive Plan, adopted February 19, 2008 (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report February 19, 2008, File No. 1-12139, is incorporated herein by reference.)*
10.27	Performance-Based Compensation Program of the Company, as amended effective May 20, 2008. (Annex E to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders, File No. 1-12139, is incorporated herein by reference.)*
10.28	Performance-Based Compensation Program of the Company, as amended February 18, 2010. (Exhibit 10.3 to the Company’s Current Report on Form 8-K, Date of Report February 18, 2010, File No. 1-12139, is incorporated herein by reference.)*
10.29	Sealed Air Corporation Policy on Recoupment of Incentive Compensation from Executives in the Event of Certain Restatements, approved March 20, 2008. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report March 20, 2008, File No. 1-12139, is incorporated herein by reference.)*
10.30	Sealed Air Corporation Policy on Recoupment of Incentive Compensation from Executives in the Event of Certain Restatements, as amended February 18, 2010. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report February 18, 2010, File No. 1-12139, is incorporated herein by reference.)*
10.31	Form of Restricted Stock Agreement under 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 4.4 to the Company’s Registration Statement on Form S-8, Registration No. 333-126890, is incorporated herein by reference.)*
10.32	Form of Restricted Stock Unit Agreement under 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 4.5 to the Company’s Registration Statement on Form S-8, Registration No. 333-126890, is incorporated herein by reference.)*
10.33	Form of Restricted Stock Agreement under amended 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 4.4 to the Company’s Registration Statement on Form S-8, Registration No. 333-152909, is incorporated herein by reference.)*
10.34	Form of Restricted Stock Unit Agreement under amended 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 4.5 to the Company’s Registration Statement on Form S-8, Registration No. 333-152909, is incorporated herein by reference.)*

Exhibit
Number	Description

10.35	Form of Restricted Stock Agreement, approved December 18, 2008, for awards pursuant to the Stock Leverage Opportunity provision of the Company’s annual incentive plan. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report December 18, 2008, File No. 1-12139, is incorporated herein by reference.)*
10.36	Form of Restricted Stock Unit Agreement, approved December 18, 2008, for awards pursuant to the Stock Leverage Opportunity provision of the Company’s annual incentive plan. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report December 18, 2008, File No. 1-12139, is incorporated herein by reference.)*
10.37	Form of Restricted Stock Agreement, as amended, under the amended 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 10.3 to the Company’s Current Report on Form 8-K, Date of Report December 18, 2008, File No. 1-12139, is incorporated herein by reference.)*
10.38	Form of Restricted Stock Unit Agreement, as amended, under the amended 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 10.4 to the Company’s Current Report on Form 8-K, Date of Report December 18, 2008, File No. 1-12139, is incorporated herein by reference.)*
10.39	Form of Sealed Air Corporation Performance Share Units Award Grant 2009-2010. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report April 16, 2009, File No. 1-12139, is incorporated herein by reference.)*
10.40	Form of Sealed Air Corporation Performance Share Units Award Grant 2009-2011. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report April 16, 2009, File No. 1-12139, is incorporated herein by reference.)*
10.41	Form of Waiver and Release of Sealed Air Corporation Performance Share Units 2008 Two Year Award and 2008 Three Year Award. (Exhibit 10.3 to the Company’s Current Report on Form 8-K, Date of Report April 16, 2009, File No. 1-12139, is incorporated herein by reference.)*
10.42	Form of Non-Compete and Confidentiality Agreement for exempt U.S. employees, substantially as executed by David B. Crosier, Senior Vice President, and David H. Kelsey, Senior Vice President and Chief Financial Officer, of the Company. (Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-12139, is incorporated herein by reference.)*
10.43	Employment Agreement between Robert A. Pesci and Sealed Air Corporation (US), a subsidiary of the Company, effective February 18, 2010. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report February 18, 2010, File No. 1-12139, is incorporated herein by reference.)*
10.44	Written description of Compensatory Arrangement between the Company and David B. Crosier, effective February 18, 2010. (Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-12139, is incorporated herein by reference.)*
10.45	Fees to be paid to the Company’s Non-Employee Directors — 2011.*
10.46	Form of Sealed Air Corporation Performance Share Units Award Grant 2010-2012. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report April 14, 2010, File No. 1-12139, is incorporated herein by reference.)*
10.47	Note Repurchase Agreement, dated as of November 30, 2010, by and among the Company and Davis Selected Advisers, L.P. regarding the Company’s 12% Senior Notes due 2014. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report November 30, 2010, File No. 1-12139, is incorporated herein by reference.)
10.48	Extension of Employment Agreement between Robert A. Pesci and Sealed Air Corporation (US)*
12.1	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Company.
23.1	Consent of KPMG LLP.

Exhibit
Number		Description

31.1		Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated February 25, 2011.
31.2		Certification of David H. Kelsey, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated February 25, 2011.
32		Certification of William V. Hickey, Chief Executive Officer of the Company, and David H. Kelsey, Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated February 25, 2011.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase
101	.LAB	XBRL Taxonomy Extension Label Linkbase
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase
101	.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Compensatory plan or arrangement of management required to be filed as an exhibit to this report on Form 10-K.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be “filed” or part of any registration statement or other document filed for purposes of Sections 11 or 12 of the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4)(iii) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the SEC upon request.

SEALED AIR CORPORATION AND SUBSIDIARIES

SCHEDULE II

Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2010, 2009 and 2008

		Charged
	Balance	to			Foreign
	at	Costs			Currency
	Beginning	and			Translation	Balance at
Description	of Year	Expenses	Deductions		and Other	End of Year
	(In millions of dollars)

Year ended December 31, 2010:
Allowance for doubtful accounts	$17.5	$6.9	$(6.5	)(1)	$(0.9)	$17.0

Inventory obsolescence reserve	$26.6	$2.1	$(6.5	)(2)	$0.5	$22.7

Year ended December 31, 2009:
Allowance for doubtful accounts	$19.5	$6.3	$(7.2	)(1)	$(1.1)	$17.5

Inventory obsolescence reserve	$24.1	$6.2	$(8.5	)(2)	$4.8	$26.6

Year ended December 31, 2008:
Allowance for doubtful accounts	$16.2	$9.3	$(3.9	)(1)	$(2.1)	$19.5

Inventory obsolescence reserve	$29.2	$7.7	$(9.2	)(2)	$(3.6)	$24.1

(1)	Primarily accounts receivable balances written off, net of recoveries.

(2)	Primarily items removed from inventory.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sealed Air Corporation
(Registrant)

By:	/s/ William V. Hickey
William V. Hickey
President and Chief Executive Officer

Date: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ William V. Hickey William V. Hickey	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011

By:	/s/ David H. Kelsey David H. Kelsey	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2011

By:	/s/ Jeffrey S. Warren Jeffrey S. Warren	Controller (Principal Accounting Officer)	February 25, 2011

By:	/s/ Hank Brown Hank Brown	Director	February 25, 2011

By:	/s/ Michael Chu Michael Chu	Director	February 25, 2011

By:	/s/ Lawrence R. Codey Lawrence R. Codey	Director	February 25, 2011

By:	/s/ Patrick Duff Patrick Duff	Director	February 25, 2011

By:	/s/ T. J. Dermot Dunphy T. J. Dermot Dunphy	Director	February 25, 2011

By:	/s/ Charles F. Farrell, Jr. Charles F. Farrell, Jr.	Director	February 25, 2011

Signature		Title	Date

By:	/s/ Jacqueline B. Kosecoff Jacqueline B. Kosecoff	Director	February 25, 2011

By:	/s/ Kenneth P. Manning Kenneth P. Manning	Director	February 25, 2011

By:	/s/ William J. Marino William J. Marino	Director	February 25, 2011