Form 10-Q
period 2011-03-31
SEALED AIR CORP/DE
filed 2011-05-06
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(201) 791-7600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     There were 160,154,342 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of April 30, 2011.

SEALED AIR CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
Net sales:
Food Packaging	$474.9	$447.2
Food Solutions	228.8	219.1
Protective Packaging	335.1	306.5
Other	89.7	88.4

Total net sales	1,128.5	1,061.2
Cost of sales	819.5	761.2

Gross profit	309.0	300.0
Marketing, administrative and development expenses	186.0	175.5
Restructuring and other charges	—	0.6

Operating profit	123.0	123.9
Interest expense	(37.0)	(40.7)
Impairment of available-for-sale securities	—	(0.7)
Foreign currency exchange (losses) gains related to Venezuelan subsidiary	(0.2)	1.2
Other (expense) income, net	(3.9)	2.3

Earnings before income tax provision	81.9	86.0
Income tax provision	22.2	24.8

Net earnings available to common stockholders	$59.7	$61.2

Net earnings per common share:
Basic	$0.37	$0.38

Diluted	$0.34	$0.35

Dividends per common share	$0.13	$0.12

Weighted average number of common shares outstanding:
Basic	158.7	157.8

Diluted	176.9	176.1

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$696.0	$675.6
Receivables, net of allowance for doubtful accounts of $18.8 in 2011 and $17.0 in 2010	696.1	697.1
Inventories	559.0	495.8
Deferred tax assets	142.7	146.2
Other current assets	28.3	25.3

Total current assets	2,122.1	2,040.0
Property and equipment, net	958.3	948.3
Goodwill	1,952.1	1,945.9
Non-current deferred tax assets	167.3	179.6
Other assets, net	290.5	285.6

Total assets	$5,490.3	$5,399.4

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$9.1	$23.5
Current portion of long-term debt	4.9	6.5
Accounts payable	265.5	232.0
Deferred tax liabilities	5.1	5.0
Settlement agreement and related accrued interest	798.7	787.9
Other current liabilities	357.7	392.8

Total current liabilities	1,441.0	1,447.7
Long-term debt, less current portion	1,398.8	1,399.2
Other liabilities	154.9	150.9

Total liabilities	2,994.7	2,997.8
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2011 and 2010	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 170,550,339 in 2011 and 169,272,636 in 2010; shares outstanding: 160,154,232 in 2011 and 159,305,507 in 2010	17.1	17.0
Common stock reserved for issuance related to Settlement agreement, $0.10 par value per share, 18,000,000 shares in 2011 and 2010	1.8	1.8
Additional paid-in capital	1,160.6	1,152.7
Retained earnings	1,744.8	1,706.1
Common stock in treasury, 10,396,107 in 2011 and 9,967,129 shares in 2010	(374.7)	(362.7)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(46.8)	(47.9)
Cumulative translation adjustment	(6.9)	(65.9)
Unrealized gain on derivative instruments	3.3	3.5

Total accumulated other comprehensive loss, net of taxes	(50.4)	(110.3)

Total parent company stockholders’ equity	2,499.2	2,404.6
Non-controlling interests	(3.6)	(3.0)

Total stockholders’ equity	2,495.6	2,401.6

Total liabilities and stockholders’ equity	$5,490.3	$5,399.4

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months
	Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net earnings available to common stockholders	$59.7	$61.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	36.0	39.6
Share-based incentive compensation	5.8	7.5
Amortization of senior debt related items and other	0.2	0.5
Provisions for bad debt	1.6	1.8
Provisions for inventory obsolescence	3.3	0.6
Impairment of available-for-sale securities	—	0.7
Deferred taxes, net	2.5	(5.1)
Excess tax benefit from share-based incentive compensation	(2.6)	—
Net gain on disposals of property and equipment and other	(0.1)	(0.4)
Changes in operating assets and liabilities, net of effects of businesses and certain assets acquired:
Receivables, net	21.6	26.1
Inventories	(51.6)	(33.3)
Other assets, net	(0.9)	3.4
Accounts payable	26.5	12.2
Income taxes payable	(4.7)	17.5
Other liabilities	(30.1)	(49.0)

Net cash provided by operating activities	67.2	83.3

Cash flows from investing activities:
Capital expenditures for property and equipment	(19.5)	(15.4)
Proceeds from sales of property and equipment	0.3	2.4
Other investing activities	0.6	1.2

Net cash used in investing activities	(18.6)	(11.8)

Cash flows from financing activities:
Proceeds from long-term debt	0.4	—
Excess tax benefit from share-based incentive compensation	2.6	—
Payments of contingent liabilities acquired	(1.0)	—
Payments of long-term debt	(2.2)	(71.0)
Acquisition of common stock for tax withholding obligations under our 2005 contingent stock plan	(12.0)	—
Net payments of short-term borrowings	(14.3)	(14.1)
Dividends paid on common stock	(20.8)	(19.1)

Net cash used in financing activities	(47.3)	(104.2)

Effect of foreign currency exchange rate changes on cash and cash equivalents	19.1	(34.3)

Cash and cash equivalents:
Balance, beginning of period	$675.6	$694.5
Net change during the period	20.4	(67.0)

Balance, end of period	$696.0	$627.5

Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$36.1	$44.7

Income tax payments	$25.2	$13.0

Non-cash items:
Transfer of shares of our common stock from treasury as part of our 2009 profit-sharing plan contribution	$—	$7.2

Net unrealized gain on available-for-sale securities	$—	$0.9

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months
	Ended
	March 31,
	2011	2010
Net earnings available to common stockholders	$59.7	$61.2
Other comprehensive income, net of taxes:
Recognition of deferred pension items, net of taxes of $0.3 in 2011 and $0.4 in 2010	1.1	1.7
Unrealized losses on derivative instruments, net of taxes of $0.1 in 2011 and 2010	(0.2)	(0.2)
Unrealized gains on available-for-sale securities, reclassified to net earnings, net of taxes of $0.1	—	(0.1)
Unrealized gains on available-for-sale securities, net of taxes of $0.3	—	0.6
Foreign currency translation adjustments	59.0	(26.9)

Comprehensive income, net of taxes	$119.6	$36.3

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
     We conduct substantially all of our business through two direct wholly-owned subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US). These two subsidiaries, directly and indirectly, own substantially all of the assets of the business and conduct operations themselves and through subsidiaries around the world. We adopted this corporate structure in connection with the Cryovac transaction. See “Cryovac Transaction Commitments and Contingencies,” of Note 13, “Commitments and Contingencies,” for a description of the Cryovac transaction and related terms used in these Notes to Condensed Consolidated Financial Statements. Throughout this report, when we refer to “Sealed Air,” the “Company,” “we,” “our,” or “us,” we are referring to Sealed Air Corporation and all of our subsidiaries, except where the context indicates otherwise.
Basis of Presentation
     Our condensed consolidated financial statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our condensed consolidated balance sheet as of March 31, 2011 and our condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 have been made. The results set forth in our condensed consolidated statements of operations for the three months ended March 31, 2011 and in our condensed consolidated statements of cash flows for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. All amounts are approximate due to rounding. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, had no impact on our consolidated financial position, results of operations and cash flows.
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
     We are responsible for the unaudited condensed consolidated financial statements and notes included in this document. As these are condensed financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and with the information contained in other publicly-available filings with the SEC.
(2) Recently Issued Accounting Standards
Adopted in 2011
     In September 2009, the FASB ratified an amendment to accounting standards addressing revenue recognition for arrangements with multiple revenue-generating activities. The amendment addresses how revenue should be allocated to separate elements that could impact the timing of recognizing revenue. The amendment is effective for us on a prospective basis for revenue arrangements entered into or materially modified on or after January 1, 2011, and earlier application is permitted. We adopted this amendment on January 1, 2011 on a prospective basis, and any impact to our consolidated financial position and results of operations will depend on future revenue arrangements we enter into. Currently, we do not believe the adoption of this amendment will materially impact our consolidated financial position and results of operations.

(3) Segments
     The following table shows net sales, depreciation and amortization and operating profit by our segment reporting structure.

	Three Months Ended
	March 31,
	2011	2010
Net sales
Food Packaging	$474.9	$447.2
Food Solutions	228.8	219.1
Protective Packaging	335.1	306.5
Other	89.7	88.4

Total	$1,128.5	$1,061.2

Depreciation and amortization
Food Packaging	$16.3	$18.9
Food Solutions	7.5	7.9
Protective Packaging	7.0	7.8
Other	5.2	5.0

Total	$36.0	$39.6

Operating profit(1)
Food Packaging	$62.6	$56.5
Food Solutions	19.4	20.9
Protective Packaging	40.0	39.5
Other	1.0	7.6

Total segments and other	123.0	124.5
Restructuring and other charges(2)	—	0.6

Total	$123.0	$123.9

(1)	Before taking into consideration restructuring and other charges.

(2)	The amounts primarily represent charges associated with the implementation of our global manufacturing strategy, the majority of which were related to our Food Packaging segment.
Assets by Reportable Segments
     The following table shows assets allocated by our segment reporting structure. Only assets which are identifiable by segment and reviewed by our chief operating decision maker by segment are allocated to the reportable segment assets, which are trade receivables, net, and finished goods inventories, net. All other assets are included in “Assets not allocated.”

	March 31,	December 31,
	2011	2010
Assets:
Trade receivables, net, and finished goods inventory, net
Food Packaging	$415.2	$409.8
Food Solutions	210.8	204.7
Protective Packaging	308.7	297.9
Other	64.7	54.9

Total segments and other	999.4	967.3
Assets not allocated
Cash and cash equivalents	696.0	675.6
Property and equipment, net	958.3	948.3
Goodwill	1,952.1	1,945.9
Other	884.5	862.3

Total	$5,490.3	$5,399.4

Allocation of Goodwill to Reportable Segments
     Our management views goodwill as a corporate asset, so we do not allocate our goodwill balance to the reportable segments. However, we are required to allocate goodwill to each reporting unit to perform our annual impairment review of goodwill, which we do during the fourth quarter of the year. See Note 8, “Goodwill and Identifiable Intangible Assets,” for the allocation of goodwill and the changes in goodwill balances in the three months ended March 31, 2011 by our segment reporting structure.
(4) Restructuring Activities
European Manufacturing Facility Closure
     In December 2010, we informed affected employees that we would be closing a small industrial shrink packaging manufacturing facility in Europe. We are taking this action based on our review of operating costs and technology levels in an effort to simplify our plant network and improve our operating efficiency.
     We recorded associated costs and restructuring and other charges of $7 million in 2010. We will record the remaining costs of approximately $1 to 2 million predominantly in 2011.
     The table below shows the restructuring accrual balance and activity.

Restructuring accrual at December 31, 2010	$3.7
Adjustment to accrual for termination benefits	0.8
Cash payments during 2011	(0.8)
Effect of changes in foreign currency rates	0.3

Restructuring accrual at March 31, 2011	$4.0

     We expect to pay the accrual balance remaining at March 31, 2011 within the next 12 months, and this amount is included in other current liabilities on our condensed consolidated balance sheet at March 31, 2011.
(5) Accounts Receivable Securitization Program
     We and a group of our U.S. subsidiaries maintain an accounts receivable securitization program with a bank and an issuer of commercial paper administered by the bank. As of March 31, 2011, the maximum purchase limit for receivable interests was $125 million, subject to the availability limits described below.
     The amounts available from time to time under the program may be less than $125 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. During the three months ended March 31, 2011, the level of eligible assets available under the program was lower than $125 million primarily due to our current credit rating. As a result, the amount available to us under the program was approximately $84 million at March 31, 2011. Although we do not believe that these restrictive provisions presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available under the program or termination of the program.
     As of March 31, 2011 and December 31, 2010, we had no amounts outstanding under this program, and we did not utilize this program during the first quarter of 2011.
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
     Under limited circumstances, the bank and the issuer of commercial paper can end purchases of receivables interests before the above dates. A downgrade of our long-term senior unsecured debt to BB- or below by Standard & Poor’s Rating Services or Ba3 or below by Moody’s Investors Service, Inc., or failure to comply with interest coverage, debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables program. We were in compliance with the credit rating provisions and these ratios at March 31, 2011 and December 31, 2010.

     Any transfers of ownership interests in receivables under this program are considered secured borrowings and will be recorded as liabilities on our condensed consolidated balance sheets. Also, the fees on outstanding borrowings under this program, if any, will be included in interest expense, and the costs of commitment fees on the unused portion of this program are included in other (expense) income, net, on our condensed consolidated statements of operations.
(6) Inventories
     The following table details our inventories and the reduction of certain inventories to a LIFO basis.

	March 31,	December 31,
	2011	2010
Inventories (at FIFO, which approximates replacement value):
Raw materials	$104.5	$94.5
Work in process	127.7	112.6
Finished goods	374.8	337.8

Subtotal (at FIFO)	607.0	544.9
Reduction of certain inventories to LIFO basis	(48.0)	(49.1)

Total	$559.0	$495.8

     We determine the value of non-equipment U.S. inventories by the last-in, first-out or LIFO inventory method. U.S. inventories determined by the LIFO method were $123 million at March 31, 2011 and $102 million at December 31, 2010.
(7) Property and Equipment, net
     The following table details our property and equipment, net.

	March 31,	December 31,
	2011	2010
Land and improvements	$59.5	$53.0
Buildings	639.1	620.1
Machinery and equipment	2,392.1	2,325.8
Other property and equipment	110.5	106.3
Construction-in-progress	47.6	43.6

	3,248.8	3,148.8
Accumulated depreciation and amortization	(2,290.5)	(2,200.5)

Property and equipment, net	$958.3	$948.3

     The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment.

	Three Months
	Ended
	March 31,
	2011	2010
Interest cost capitalized	$0.9	$1.3
Depreciation and amortization expense for property and equipment	33.5	36.8

(8) Goodwill and Identifiable Intangible Assets
Goodwill
     The following table shows our goodwill balances by our reporting unit structure.

	Carrying	Impact of	Carrying
	Value at	Foreign	Value at
	December 31,	Currency	March 31,
	2010	Translation	2011
Food Packaging segment	$382.9	$1.2	$384.1
Food Solutions segment	147.9	0.5	148.4
Protective Packaging segment:
Protective Packaging	1,144.5	3.6	1,148.1
Shrink Packaging	115.1	0.3	115.4

Total Protective Packaging segment	1,259.6	3.9	1,263.5
Other:
Specialty Materials	109.9	0.4	110.3
Medical Applications	45.6	0.2	45.8
New Ventures	—	—	—

Total Other	155.5	0.6	156.1

Total Company	$1,945.9	$6.2	$1,952.1

     We test goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and at other times if events or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. During the three months ended March 31, 2011, we determined that there were no events or changes in circumstances that occurred that would indicate that the fair value of any of our reporting units may be below its carrying value.
     Identifiable Intangible Assets
     The following tables summarize our identifiable intangible assets with definite and indefinite useful lives.

	March 31,	December 31,
	2011	2010
Gross carrying value	$117.2	$113.2
Accumulated amortization	(38.2)	(35.2)

Total	$79.0	$78.0

     Identifiable intangible assets are included in other assets, net, on our condensed consolidated balance sheets. These include $31 million of intangible assets that we have determined to have indefinite useful lives.
     Below is the amortization expense of our intangible assets. This expense is included in marketing, administrative and development expenses on our condensed consolidated statements of operations.

	Three Months
	Ended
	March 31,
	2011	2010
Amortization expense of our intangible assets	$2.5	$2.8
     The following table shows the remaining estimated future amortization expense at March 31, 2011.

2011	$7.2
2012	8.2
2013	7.2
2014	6.2
2015	5.6
Thereafter	13.6

Total	$48.0

(9) Debt and Credit Facilities
     Our total debt outstanding consisted of the amounts included in the table below.

	March 31,	December 31,
	2011	2010
Short-term borrowings	$9.1	$23.5
Current portion of long-term debt	4.9	6.5

Total current debt	14.0	30.0
5.625% Senior Notes due July 2013, less unamortized discount of $0.4 in 2011 and 2010(1)	399.4	399.4
12% Senior Notes due February 2014(1), (2)	155.3	156.0
7.875% Senior Notes due June 2017, less unamortized discount of $7.2 in 2011 and $7.4 in 2010	392.8	392.6
6.875% Senior Notes due July 2033, less unamortized discount of $1.4 in 2011 and $1.5 in 2010	448.6	448.5
Other	2.7	2.7

Total long-term debt, less current portion	1,398.8	1,399.2

Total debt	$1,412.8	$1,429.2

(1)	Amount includes adjustments due to interest rate swaps. See “Interest Rate Swaps,” of Note 10, “Derivatives and Hedging Activities,” for further discussion.

(2)	In December 2010, we completed an early redemption of $150 million of the original outstanding $300 million principal amount of our 12% Senior Notes.
Lines of Credit
     The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including the global credit facility and European credit facility, which are discussed below, and the amounts available under our accounts receivable securitization program. Our principal credit lines were committed and consisted of the global credit facility and the European credit facility. We are not subject to any material compensating balance requirements in connection with our lines of credit.

	March 31,	December 31,
	2011	2010
Used lines of credit	$9.1	$23.5
Unused lines of credit	937.5	902.8

Total available lines of credit	$946.6	$926.3

Available lines of credit—committed	$686.5	$671.2
Available lines of credit—uncommitted	260.1	255.1

Total available lines of credit	$946.6	$926.3

Accounts receivable securitization program—committed(1)	$84.0	$91.0

(1)	See Note 5, “Accounts Receivable Securitization Program,” for further details of this program.
Global Credit Facility
     The global credit facility is available for general corporate purposes, including the payment of amounts required to be paid upon the effectiveness of the Settlement agreement as defined and discussed in Note 13, “Commitments and Contingencies.” We may re-borrow amounts repaid under the facility from time to time before its expiration or earlier termination. Our obligations under the facility bear interest at floating rates, which are generally determined by adding the applicable borrowing margin to the base rate or the interbank rate for the relevant currency and time period. The facility provides for changes in borrowing margins based on our long-term senior unsecured debt ratings. The facility has an expiration date of July 26, 2012. As of March 31, 2011, the total amount available under the global credit facility was $472 million.
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
     The terms of our global credit facility and our European credit facility, discussed below, include a requirement that, upon the occurrence of specified events that would adversely affect the Settlement agreement or would materially increase our liability in respect of the W. R. Grace bankruptcy or the asbestos liability arising from the Cryovac transaction, we would be required to repay any amounts outstanding under these facilities or refinance these facilities within 60 days.
     We did not utilize this facility in the three months ended March 31, 2011 and there were no amounts outstanding under this facility at March 31, 2011 and December 31, 2010.
European Credit Facility
     We have a €150 million European credit facility, which was equivalent to U.S. $212 million at March 31, 2011. The facility has an expiration date of July 26, 2012. A syndicate of banks made this facility available to Sealed Air and a group of our European subsidiaries for general corporate purposes, including the payment of amounts required to be paid upon effectiveness of the Settlement agreement. The terms of this facility are substantially similar to the terms of our global credit facility. We may re-borrow amounts repaid under the European credit facility from time to time before the expiration or earlier termination of the facility.
     We did not utilize this facility in the three months ended March 31, 2011 and there were no amounts outstanding under this facility at March 31, 2011 and December 31, 2010.
Other Lines of Credit
     Substantially all our short-term borrowings of $9 million at March 31, 2011 and $24 million at December 31, 2010 were outstanding under lines of credit available to several of our foreign subsidiaries. The following table details our other lines of credit.

	March 31,	December 31,
	2011	2010
Available lines of credit	$262.9	$257.8
Unused lines of credit	253.8	234.3
Weighted average interest rate	7.4%	7.4%
Covenants
     Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. Our global credit facility and our European credit facility contain financial covenants relating to interest coverage, debt leverage and minimum liquidity and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the Settlement agreement discussed above. We were in compliance with the above financial covenants and limitations, as applicable, at March 31, 2011.
(10) Derivatives and Hedging Activities
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

Foreign Currency Forward Contracts Not Designated as Hedges
     Our subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purposes of our foreign currency hedging activities are to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies and to minimize the impact of the changes in foreign currencies related to foreign currency denominated interest-bearing intercompany loans and receivables and payables. The changes in fair value of these contracts are recognized in other (expense) income, net, on our condensed consolidated statements of operations and are largely offset by the remeasurement of the underlying foreign currency denominated items indicated above. These contracts have original maturities of less than 12 months.
     The estimated fair value of these contracts, which represents the estimated net payments that would be paid or that would be received by us in the event of their termination, based on the then current foreign currency exchange rates, was a net current liability of $1 million at March 31, 2011 and $0.3 million at December 31, 2010.
Foreign Currency Forward Contracts Designated as Cash Flow Hedges
     The primary purposes of our cash flow hedging activities are to manage the potential changes in value associated with the amounts receivable or payable on equipment and raw material transactions that are denominated in foreign currencies in order to minimize the impact of the changes in foreign currencies. We record gains and losses on foreign currency forward contracts qualifying as cash flow hedges in other comprehensive income to the extent that these hedges are effective and until we recognize the underlying transactions in net earnings, at which time we recognize these gains and losses in other (expense) income, net, on our condensed consolidated statements of operations.
     Net unrealized after tax gains (losses) related to these contracts were included in other comprehensive income for the three months ended March 31, 2011 and 2010 and were immaterial. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.
Interest Rate Swaps
     From time to time, we may use interest rate swaps to manage our mix of fixed and floating rates on outstanding indebtedness.
     At March 31, 2011, we had outstanding interest rate swaps related to our 12% Senior Notes and our 5.625% Senior Notes that qualified and were designated as fair value hedges. We entered into these interest rate swaps to effectively convert these senior notes into floating rate debt. We recorded a mark-to-market adjustment to record an increase of $5 million at March 31, 2011 in the carrying amount of these senior notes due to changes in interest rates and an offsetting increase to other assets at March 31, 2011 to record the fair value of the related interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.
     At December 31, 2010, we recorded a mark-to-market adjustment to record an increase of $6 million in the carrying amount of our 12% Senior Notes and our 5.625% Senior Notes due to changes in interest rates and an offsetting increase to other assets at December 31, 2010 to record the fair value of the related interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.
     Under the terms of most of our outstanding interest rate swap agreements in 2011, we received interest at a fixed rate and paid interest at variable rates that were based on the one-month London Interbank Offered Rate, or LIBOR. The remaining portion of our outstanding interest rate swap agreements in 2011 were based on the six-month LIBOR. As a result of our interest rate swap agreements, interest expense was reduced by $1 million in the three months ended March 31, 2011 and 2010.
Other Derivative Instruments
     We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to foreign exchange rates and interest rate and currency swaps related to access to international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At March 31, 2011 and December 31, 2010, we had no foreign exchange options or interest rate and currency swap agreements outstanding.

     See Note 11, “Fair Value Measurements and Other Financial Instruments,” for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments.
Fair Value of Derivative Instruments
     The following table details the fair value of our derivative instruments included on our condensed consolidated balance sheets.

	Fair Value of Asset		Fair Value of (Liability)
	Derivatives(1)		Derivatives(1)
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
Derivatives designated as hedging instruments:
Foreign currency forward contracts (cash flow hedges)	$0.1	$0.1	$(0.1)	$—

Interest rate swaps	$5.3	$6.0	$(0.2)	$(0.2)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	$—	$0.5	$(1.2)	$(0.8)

Total	$5.4	$6.6	$(1.5)	$(1.0)

(1)	Asset derivatives were included in other current assets for the foreign currency forward contracts and other assets for the interest rate swaps. Liability derivatives were included in other current liabilities for foreign currency forward contracts and other liabilities for interest rate swaps.
     The following table details the effect of our derivative instruments on our condensed consolidated statements of operations.

	Amount of
	Gain (Loss)
	Recognized in
	Net Earnings on
	Derivatives(1)
	Three Months Ended
	March 31,
	2011	2010
Derivatives designated as hedging instruments:
Interest rate swaps	$0.8	$0.6
Foreign currency forward contracts(2)	—	(0.1)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(2)	5.1	(25.3)

Total	$5.9	$(24.8)

(1)	Amounts recognized on the foreign currency forward contracts were included in other (expense) income, net. Amounts recognized on the interest rate swaps were included in interest expense.

(2)	The net gains and (losses) included above were substantially offset by the net (losses) and gains resulting from the remeasurement of the underlying foreign currency denominated items in other (expense) income, net, on the condensed consolidated statement of operations. The underlying foreign currency denominated items include receivables and payables and interest-bearing intercompany loans and receivables and payables. See “Foreign Currency Forward Contracts Not Designated as Hedges” above for further information.
(11) Fair Value Measurements and Other Financial Instruments
Fair Value Measurements
     In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and consider counterparty credit risk in our assessment of fair value. Fair value measurement should be determined based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

•	Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.
     The following table details the fair value hierarchy of our financial instruments.

	Total
March 31, 2011	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$135.4	$—	$135.4	$—

Derivative financial instruments net asset:
Interest rate swaps	$5.1	$—	$5.1	$—

Derivative financial instruments net liability:
Foreign currency forward contracts	$1.2	$—	$1.2	$—

	Total
December 31, 2010	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$163.4	$53.4	$110.0	$—

Derivative financial instruments net asset:
Interest rate swaps	$5.8	$—	$5.8	$—

Derivative financial instruments net liability:
Foreign currency forward contracts	$0.2	$—	$0.2	$—

Cash Equivalents
     Our cash equivalents at March 31, 2011 consisted of commercial paper (fair value determined using Level 2 inputs). Our cash equivalents at December 31, 2010 consisted of investments in U.S. Treasury obligations (fair value determined using Level 1 inputs) and commercial paper (fair value determined using Level 2 inputs). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.
Derivative Financial Instruments
     Our foreign currency forward contracts are recorded at fair value on our condensed consolidated balance sheets using an income approach valuation technique based on observable market inputs (Level 2).
     Observable market inputs used in the calculation of the fair value of foreign currency forward contracts include foreign currency spot and forward rates obtained from an independent third party market data provider. In addition, other pricing data quoted by various banks and foreign currency dealers involving identical or comparable instruments are included.
     Our interest rate swaps are recorded at fair value on our condensed consolidated balance sheet using an income approach valuation technique based on observable market inputs (Level 2). Observable market inputs used in the calculation of the fair value of interest rate swaps include pricing data from counterparties to these swaps, and a comparison is made to other market data including U.S. Treasury yields and swap spreads involving identical or comparable derivative instruments.
     Counterparties to these foreign currency forward contracts and interest rate swaps are rated at least A- by Standard & Poor’s and A3 by Moody’s. None of these counterparties experienced any significant ratings downgrades in the three months ended March 31, 2011. The fair value generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date.
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
     Other liabilities that are recorded at carrying value on our condensed consolidated balance sheets include our senior notes. We utilize a market approach to calculate the fair value of our senior notes. Due to their limited investor base and the relatively small face value of each issue of the senior notes, they may not be actively traded on the date we calculate their fair value. Therefore, we utilize prices and other relevant information generated by market transactions involving similar securities, reflecting U.S. Treasury yields to calculate the yield to maturity and the price on each of our senior notes. These inputs are provided by an independent third party and are considered to be Level 2 inputs.
     We derive our fair value estimates of our various other debt instruments by evaluating the nature and terms of each instrument, considering prevailing economic and market conditions, and examining the cost of similar debt offered at the balance sheet date. We also incorporated our credit default swap rates and currency specific swap rates in the valuation of each debt instrument, as applicable.
     These estimates are subjective and involve uncertainties and matters of significant judgment, and therefore we cannot determine them with precision. Changes in assumptions could significantly affect our estimates.
     The table below shows the carrying amounts and estimated fair values of our total debt.

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
5.625% Senior Notes due July 2013(1)	$399.4	$426.1	$399.4	$423.1
12% Senior Notes due February 2014(1)	155.3	186.8	156.0	196.5
7.875% Senior Notes due June 2017	392.8	447.9	392.6	438.8
6.875% Senior Notes due July 2033	448.6	448.6	448.5	415.1
Other foreign loans	11.9	11.5	26.2	26.0
Other domestic loans	4.8	4.8	6.5	6.5

Total debt	$1,412.8	$1,525.7	$1,429.2	$1,506.0

(1)	The carrying value and fair value of such debt include adjustments due to interest rate swaps. See Note 10, “Derivatives and Hedging Activities.”
(12) Income Taxes
Effective Income Tax Rate and Income Tax Provision
     Our effective income tax rate was 27.1% for the three months ended March 31, 2011 and 28.8% for the three months ended March 31, 2010.
     For both the three months ended March 31, 2011 and March 31, 2010, our effective income tax rate was lower than the statutory U.S. federal income tax rate of 35% primarily due to our lower net effective income tax rate on foreign earnings and our domestic manufacturing deduction, partially offset by state income taxes. In addition, the rate for the three months ended March 31, 2011 was also lower than the statutory U.S. rate because of certain U.S. tax credits. Those credits, which expired on December 31, 2009, were retroactively reinstated in December 2010, and were therefore reflected in our rate for the three months ended March 31, 2011 and not in our rate for the three months ended March 31, 2010.
Unrecognized Tax Benefits
     There have been no material changes to the Company’s unrecognized tax benefits as reported at March 31, 2011, nor have we changed our policy with regard to the reporting of penalties and interest related to unrecognized tax benefits. Therefore, a reconciliation of unrecognized tax benefits from January 1, 2011 through March 31, 2011 has not been provided.

(13) Commitments and Contingencies
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
     We recorded a pre-tax charge of approximately $850 million as a result of the Settlement agreement on our condensed consolidated statement of operations for the year ended December 31, 2002. The charge consisted of the following items:
•	a charge of $513 million covering a cash payment that we will be required to make under the Settlement agreement upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy. Because we cannot predict when a plan of reorganization may become effective, we recorded this liability as a current liability on our condensed consolidated balance sheet at December 31, 2002. Under the terms of the Settlement agreement, this amount accrues interest at a 5.5% annual rate from December 21, 2002 to the date of payment. We have recorded this interest in interest expense on our condensed consolidated statements of operations and in Settlement agreement and related accrued interest on our condensed consolidated balance sheets. The accrued interest, which is compounded annually, was $286 million at March 31, 2011 and $275 million at December 31, 2010.

•	a non-cash charge of $322 million representing the fair market value at the date we recorded the charge of nine million shares of Sealed Air common stock that we expect to issue under the Settlement agreement upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy, which was adjusted to eighteen million shares due to our two-for-one stock split in March 2007. These shares are subject to customary anti-dilution provisions that adjust for the effects of stock splits, stock dividends and other events affecting our common stock. The fair market value of our common stock was $35.72 per pre-split share ($17.86 post-split) as of the close of business on December 5, 2002. We recorded this amount on our condensed consolidated balance sheet at December 31, 2002 as follows: $0.9 million representing the aggregate par value of these shares of common stock reserved for issuance related to the Settlement agreement, and the remaining $321 million, representing the excess of the aggregate fair market value over the aggregate par value of these common shares, in additional paid-in capital. The diluted net earnings per common share calculations for the three months ended March 31, 2011 and 2010 reflect the eighteen million shares of common stock that we have reserved for issuance related to the Settlement agreement.

•	$16 million of legal and related fees as of December 31, 2002.
     Settlement agreement and related costs reflected legal and related fees for Settlement-related matters of $0.4 million for the three months ended March 31, 2011 and $0.3 million for the three months ended March 31, 2010, which are included in other (expense) income, net, on our condensed consolidated statements of operations.
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
     On September 19, 2008, Grace, the ACC, the FCR, and the Equity Committee filed, as co-proponents, the PI Settlement Plan and several exhibits and associated documents, including a disclosure statement (as filed and amended from time to time, the “PI Settlement Disclosure Statement”), with the Bankruptcy Court. Amended versions of the PI Settlement Plan and the PI Settlement Disclosure Statement have been filed with the Bankruptcy Court from time to time. The PI Settlement Plan, which supersedes each of the Grace Plan and the Claimants’ Plan, remains pending and has not become effective. The committee representing general unsecured creditors and the Official Committee of Asbestos Property Damage Claimants are not co-proponents of the PI Settlement Plan. As filed, the PI Settlement Plan would provide for the establishment of two asbestos trusts under Section 524(g) of the United States Bankruptcy Code to which present and future asbestos-related claims would be channeled. The PI Settlement Plan also contemplates that the terms of the Settlement agreement will be incorporated into the PI Settlement Plan and that we will pay the amount contemplated by the Settlement agreement. On March 9, 2009, the Bankruptcy Court entered an order approving the PI Settlement Disclosure Statement (the “DS Order”) as containing adequate information and authorizing Grace to solicit votes to accept or reject the PI Settlement Plan, all as more fully described in the order. The DS Order did not constitute the Bankruptcy Court’s confirmation of the PI Settlement Plan, approval of the merits of the PI Settlement Plan, or endorsement of the PI Settlement Plan. In connection with the plan voting process in the Grace bankruptcy case, we voted in favor of the PI Settlement Plan that was before the Bankruptcy Court. We will continue to review any amendments to the PI Settlement Plan on an ongoing basis to verify compliance with the Settlement agreement.
     On June 8, 2009, a senior manager with the voting agent appointed in the Grace bankruptcy case filed a declaration with the Bankruptcy Court certifying the voting results with respect to the PI Settlement Plan. This declaration was amended on August 5, 2009 (as amended, the “Voting Declaration”). According to the Voting Declaration, with respect to each class of claims designated as impaired by Grace, the PI Settlement Plan was approved by holders of at least two-thirds in amount and more than one-half in number (or for classes voting for purposes of Section 524(g) of the Bankruptcy Code, at least 75% in number) of voted claims. The Voting Declaration also discusses the voting results with respect to holders of general unsecured claims (“GUCs”) against Grace, whose votes were provisionally solicited and counted subject to a determination by the Bankruptcy Court of whether GUCs are impaired (and, thus, entitled to vote) or, as Grace contends, unimpaired (and, thus, not entitled to vote). According to the Voting Declaration, more than one half of voting holders of GUCs voted to accept the PI Settlement Plan, but the provisional vote did not obtain the requisite two-thirds dollar amount to be deemed an accepting class in the event that GUCs are determined to be impaired. To the extent that GUCs are determined to be an impaired non-accepting class, Grace and the other plan proponents have indicated that they would nevertheless seek confirmation of the PI Settlement Plan under the “cram down” provisions contained in section 1129(b) of the Bankruptcy Code.
     On January 31, 2011, the Bankruptcy Court entered a memorandum opinion (as amended, the “Memorandum Opinion”) overruling certain objections to the PI Settlement Plan and finding, among other things, that GUCs are not impaired under the PI Settlement Plan. On the same date, the Bankruptcy Court entered an order regarding confirmation of the PI Settlement Plan (as amended, the “Confirmation Order”). As entered on January 31, 2011, the Confirmation Order contained recommended findings of fact and conclusions of law, and recommended that the U.S. District Court for the District of Delaware (the “District Court”) approve the Confirmation Order, and that the District Court confirm the PI Settlement Plan and issue a channeling injunction under Section 524(g) of the Bankruptcy Code. Thereafter, on February 15, 2011, the Bankruptcy Court issued an order clarifying its Memorandum Opinion and the Confirmation Order (the “Clarifying Order”). Among other things, the Clarifying Order provided that any references in the Memorandum Opinion and the Confirmation Order to a recommendation that the District Court confirm the PI Settlement Plan were thereby amended to make clear that the PI Settlement Plan was confirmed and that the Bankruptcy Court was requesting that the District Court issue and affirm the Confirmation Order including the injunction under Section 524(g) of the Bankruptcy Code. On March 11, 2011, the Bankruptcy Court entered an order granting in part and denying in part a motion to reconsider the Memorandum Opinion filed by BNSF Railway Company (the “March 11 Order”). Among other things, the March 11 Order amended the Memorandum Opinion to clarify certain matters relating to objections to the PI Settlement Plan filed by BNSF.

     Although we are optimistic that, if it were to become effective, the PI Settlement Plan would implement the terms of the Settlement agreement, we can give no assurance that this will be the case notwithstanding the Bankruptcy Court’s confirmation of the PI Settlement Plan. The terms of the PI Settlement Plan remain subject to amendment. Moreover, the PI Settlement Plan is subject to the satisfaction of a number of conditions which are more fully set forth in the PI Settlement Plan and include, without limitation, the availability of exit financing and the approval of the PI Settlement Plan by the District Court. Additionally, various parties have filed notices of appeal or have otherwise challenged the Memorandum Opinion and the Confirmation Order, and the PI Settlement Plan may be subject to further appeal or challenge before the District Court or other courts. The appealing parties have designated various issues to be considered on appeal, including, without limitation, issues relating to releases and injunctions contained in the PI Settlement Plan. The District Court has scheduled a hearing, which is currently set for June 28, 2011, to hear oral arguments in connection with appeals of the Memorandum Opinion and the Confirmation Order.
     While the Bankruptcy Court has confirmed the PI Settlement Plan and the District Court has scheduled a hearing to consider oral arguments relating to appeals of the Memorandum Opinion and the Confirmation Order, additional proceedings may be held before the District Court or other courts to consider matters related to the PI Settlement Plan. We do not know whether or when the District Court will affirm the Memorandum Opinion or the Confirmation Order or approve the PI Settlement Plan, or whether or when a final plan of reorganization will become effective. Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) is confirmed by the Bankruptcy Court, approved by the District Court, and does become effective, we do not know whether the final plan of reorganization will be consistent with the terms of the Settlement agreement or if the other conditions to our obligation to pay the Settlement agreement amount will be met. If these conditions are not satisfied or not waived by us, we will not be obligated to pay the amount contemplated by the Settlement agreement. However, if we do not pay the Settlement agreement amount, we will not be released from the various asbestos related, fraudulent transfer, successor liability, and indemnification claims made against us and all of these claims would remain pending and would have to be resolved through other means, such as through agreement on alternative settlement terms or trials. In that case, we could face liabilities that are significantly different from our obligations under the Settlement agreement. We cannot estimate at this time what those differences or their magnitude may be. In the event these liabilities are materially larger than the current existing obligations, they could have a material adverse effect on our consolidated financial position and results of operations. We will continue to review the Grace bankruptcy proceedings (including appeals and other proceedings relating to the Memorandum Opinion, the Confirmation Order, or the PI Settlement Plan), as well as any amendments or changes to the Memorandum Opinion, the Confirmation Order, or the PI Settlement Plan, to verify compliance with the Settlement agreement.
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
     In April 2001, Grace Canada, Inc. had obtained an order of the Superior Court of Justice, Commercial List, Toronto (the “Canadian Court”), recognizing the Chapter 11 actions in the United States of America involving Grace Canada, Inc.’s U.S. parent corporation and other affiliates of Grace Canada, Inc., and enjoining all new actions and staying all current proceedings against Grace Canada, Inc. related to asbestos under the Companies’ Creditors Arrangement Act. That order has been renewed repeatedly. In November 2005, upon motion by Grace Canada, Inc., the Canadian Court ordered an extension of the injunction and stay to actions involving asbestos against the Company and its Canadian affiliate and the Attorney General of Canada, which had the effect of staying all of the Canadian actions referred to above. The parties finalized a global settlement of these Canadian actions (except for claims against the Canadian government). That settlement, which has subsequently been amended (the “Canadian Settlement”), will be entirely funded by Grace. The Canadian Court issued an Order on December 13, 2009 approving the Canadian Settlement. We do not have any positive obligations under the Canadian Settlement, but we are a beneficiary of the release of claims. The release in favor of the Grace parties (including us) will become operative upon the effective date of a plan of reorganization in Grace’s United States Chapter 11 bankruptcy proceeding. As filed, the PI Settlement Plan contemplates that the claims released under the Canadian Settlement will be subject to injunctions under Section 524(g) of the Bankruptcy Code. As indicated above, the Bankruptcy Court entered the Confirmation Order on January 31, 2011 and the Clarifying Order on February 15, 2011. The Canadian Court issued an Order on April 8, 2011 recognizing and giving full effect to the Bankruptcy Court’s Confirmation Order in all provinces and territories of Canada in accordance with the Confirmation Order’s terms. Notwithstanding the foregoing, the PI Settlement Plan has not become effective, and we can give no assurance that the PI Settlement Plan (or any other plan of reorganization) will be approved by the District Court or will become effective. Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) is approved by the District Court, and does become effective, if the final plan of reorganization does not incorporate the terms of the Canadian Settlement or if the Canadian courts refuse to enforce the final plan of reorganization in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify the Company and its subsidiaries in these cases, then we could be required to pay substantial damages, which we cannot estimate at this time and which could have a material adverse effect on our consolidated financial position and results of operations.
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

(14) Stockholders’ Equity
Quarterly Cash Dividends
     On April 7, 2011, our Board of Directors declared a quarterly cash dividend of $0.13 per common share. This dividend is payable on June 17, 2011 to stockholders of record at the close of business on June 3, 2011. The estimated amount of this dividend payment is $21 million based on 160 million shares of our common stock issued and outstanding as of April 30, 2011.
     On February 17, 2011, our Board of Directors declared a quarterly cash dividend of $0.13 per common share, which was paid on March 18, 2011 to stockholders of record at the close of business on March 4, 2011. We used $21 million of available cash to pay this quarterly cash dividend.
     The dividend payments discussed above are recorded as reductions to cash and cash equivalents and retained earnings on our condensed consolidated balance sheets. Currently there are no restrictions that materially limit our ability to pay dividends or that we reasonably believe are likely to materially limit the future payment of dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our consolidated financial position and results of operations. There is no guarantee that our Board of Directors will declare any further dividends.
2005 Contingent Stock Plan
Share-based Incentive Compensation
     We record share-based incentive compensation expense in marketing, administrative and development expenses on our condensed consolidated statements of operations with a corresponding credit to additional paid-in capital within stockholders’ equity based on the fair value of the share-based incentive compensation awards at the date of grant. We recognize an expense or credit reflecting the straight-line recognition, net of estimated forfeitures, of the expected cost of the program. For the 2011 three-year PSU awards, 2010 three-year PSU awards and the 2009 three-year PSU awards, to the extent the performance against the targets improves or worsens, the cumulative amount accrued to date is adjusted up or down.
     The table below shows our total share-based incentive compensation expense.

	Three Months
	Ended
	March 31,
	2011	2010
2011 Three-year PSU Awards	$0.9	$—
2010 Three-year PSU Awards	0.8	0.8
2009 Two-year and Three-year PSU Awards	1.5	3.3
SLO Awards	0.4	0.8
Other long-term share-based incentive compensation programs	2.2	2.6

Total share-based incentive compensation expense	$5.8	$7.5

     The following table shows the estimated amount of total share-based incentive compensation expense expected to be recognized on a straight-line basis over the remaining respective vesting periods by program at March 31, 2011.

	2011	2012	2013	2014	Total
2011 Three-year PSU Awards	$2.7	$3.6	$3.5	$—	$9.8
2010 Three-year PSU Awards	2.2	3.0	—	—	5.2
2009 Three-year PSU Awards	5.3	—	—	—	5.3
SLO Awards	1.5	0.5	—	—	2.0
Other long-term share-based incentive compensation programs	6.8	6.6	3.1	0.3	16.8

Total share-based incentive compensation expense	$18.5	$13.7	$6.6	$0.3	$39.1

     For the 2011 three-year PSU awards, 2010 three-year PSU awards and the 2009 three-year PSU awards, the estimated amount of this future share-based incentive compensation expense will fluctuate based on: 1) the level of achievement of the respective goals and measures considered probable in future quarters, which impacts the number of shares that could be issued; and 2) the future price of our common stock, which impacts the expense related to additional discretionary shares.

     The discussion that follows provides further details of our share-based incentive compensation programs.
     PSU Awards
     As part of our long term incentive program adopted in 2008, during the first 90 days of each year, the Organization and Compensation Committee of our Board of Directors, or Compensation Committee, has approved Performance Share Unit (PSU) awards for our executive officers and other selected key executives, which includes for each officer or executive a target number of shares of common stock and performance goals and measures that will determine the percentage of the target award that is earned following the end of the performance period. Following the end of the performance period, participants will also receive a cash payment in the amount of the dividends (without interest) that would have been paid during the performance period on the number of shares that they have earned. As of March 31, 2011, we have accrued $2 million for these dividends in other current liabilities on our condensed consolidated balance sheet.
     2011 Three-year PSU Awards
     In March 2011, the Compensation Committee approved awards with a three-year performance period beginning January 1, 2011. The Compensation Committee established principal performance goals, which are 1) three-year cumulative volume growth of net trade sales and 2) three-year average return on invested capital. These performance goals are outlined in further detail in the Proxy Statement for our 2011 Annual Meeting of Stockholders. The targeted number of shares of common stock that can be earned is 409,410 shares for these 2011 PSU awards. If the threshold level is achieved for either of the two performance goals mentioned above, then the number of shares earned for each participant can be increased (if the additional goal mentioned below is achieved) or decreased (if the additional goal mentioned below is not achieved) by up to 10% of the target level at the discretion of the Compensation Committee, or an aggregate of 40,941 shares for all participants. The additional goal is a 2013 safety result of a total recordable incident rate (a workplace safety indicator) (“TRIR”) of 1.20 or better, excluding facilities acquired during the performance period.
     The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares depending on the level of achievement of the performance goals and measures, plus or minus the 40,941 additional discretionary shares mentioned above.
     The expense included in the table above was calculated using a grant date common stock share price of $26.18 per share on March 11, 2011 and is based on management’s estimate as of March 31, 2011 of the level of probable achievement of the performance goals and measures, which was determined to be at the target level (409,410 shares) as of March 31, 2011.
     2010 Three-year PSU Awards
     In March 2010, the Compensation Committee approved awards with a three-year performance period beginning January 1, 2010. The Compensation Committee established principal performance goals, which are 1) three-year cumulative volume growth of net trade sales and 2) three-year average return on invested capital. These performance goals are outlined in further detail in the Proxy Statement for our 2011 Annual Meeting of Stockholders. The targeted number of shares of common stock that can be earned is 433,481 shares for these 2010 PSU awards. If the threshold level is achieved for either of the two performance goals mentioned above, then the number of shares earned for each participant can be increased (if the additional goal mentioned below is achieved) or decreased (if the additional goal mentioned below is not achieved) by up to 10% of the target level at the discretion of the Compensation Committee, or an aggregate of 43,348 shares for all participants. The additional goal is a 2012 safety result of TRIR of 1.20 or better, excluding facilities acquired during the performance period.
     The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares depending on the level of achievement of the performance goals and measures, plus or minus the 43,348 additional discretionary shares mentioned above.
     The expense included in the table above was calculated using a grant date common stock share price of $20.88 per share on March 8, 2010 and is based on management’s estimate as of March 31, 2011 of the level of probable achievement of the performance goals and measures, which was determined to be at the target level (433,481 shares, net of forfeitures) as of March 31, 2011.

     2009 Three-year PSU Awards
     The targeted number of shares of common stock that can be earned is 551,131 for the three-year PSU awards made in 2009. The total number of shares to be issued for each PSU for the three-year awards can range from zero to 200% of the target number of shares depending on the level of achievement of the operating profit performance goals and measures. If the threshold level is achieved for the operating performance goals and measures, then the number of shares earned for each participant can be increased (if the additional goals mentioned below are achieved) or decreased (if the additional goals mentioned below are not achieved) by up to 10% of the target level at the discretion of the Compensation Committee, or an aggregate of 55,113 shares for all participants. The additional goals are 1) average quarterly inventory days on hand starting December 31, 2008 through the performance period below the average quarterly days on hand for the period December 31, 2007 through December 31, 2008; and 2) a safety result for the final year of the performance period of TRIR of 1.30 or better, excluding facilities acquired during the performance period. These provisions are outlined in further detail in the 2010 Proxy Statement for our Annual Meeting of Stockholders. Probable achievement of the operating profit performance goals and measures based on management’s estimate as of March 31, 2011 was determined to be at the maximum level (1,102,262 shares, net of forfeitures) as of March 31, 2011. The expense included in the table above for the shares related to the achievement of the operating performance goals and measures was calculated using a common stock share price of $20.88 per share on March 8, 2010. The expense included in the table above for the shares related to the additional goals was calculated using a common stock share price of $26.66 on March 31, 2011, because of their discretionary nature.
     In February 2011, we issued 1,114,139 shares of common stock for the 2009 two-year PSU awards. These awards were based on the achievement of the operating profit performance goals and measures at the maximum level in the two-year performance period of 2009 through 2010. We also acquired 408,751 of these shares of common stock that were withheld from employees to satisfy their minimum tax withholding obligations under our 2005 contingent stock plan. These shares are held in common stock in treasury at a fair market value of $12 million.
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
     The equity award will be made in the form of an award of restricted stock or restricted stock units that will vest on the second anniversary of the grant date or earlier in the event of death, disability or retirement from employment with us, and the shares subject to the award will not be transferable by the recipient until the later of vesting or the second anniversary of the grant date. If the recipient ceases to be employed by us before vesting, then the shares will be forfeited, except for certain circumstances following a change in control. The award will be made in the form of restricted stock unless the award would be taxable to the recipient before the shares become transferable by the recipient, in which case the award will be made in the form of restricted stock units. Recipients who hold SLO awards in the form of restricted stock receive dividends. Recipients who hold SLO awards in the form of restricted stock units receive a cash payment in the amount of the dividends (without interest) on the shares they have earned at about the same time that shares are issued to them following the period of restriction. As of March 31, 2011, we have accrued for these dividends in other current liabilities on our condensed consolidated balance sheet and the amount was immaterial.
     For 2011, the Compensation Committee set the SLO award premium at 25%. The 2011 SLO target awards comprise an aggregate of 94,935 restricted stock shares and restricted stock units as of March 31, 2011. For 2010, the Compensation Committee set the SLO award premium at 25%. The 2010 SLO awards that were issued on March 13, 2011 comprised an aggregate of 34,596 restricted stock shares and restricted stock units.
     We record compensation expense for these awards in marketing, administrative and development expenses on the condensed consolidated statement of operations with a corresponding credit to additional paid-in-capital within stockholder’s equity, based on the fair value of the awards at the end of each reporting period, which reflects the effects of stock price changes.

     For the three months ended March 31, 2011, compensation expense related to the 2011 SLO awards was recognized based on the extent to which the performance goals and measures for 2011 annual cash bonuses were considered probable of achievement at March 31, 2011. This expense is being recognized over a fifteen month period on a straight-line basis since a majority of the awards will vest at grant date, which will be no later than March 15, 2012, due to the retirement eligibility provision.
     For the three months ended March 31, 2010, compensation expense related to the 2010 SLO awards was recognized based on the extent to which the performance goals and measures for 2010 annual cash bonuses were considered probable of achievement at March 31, 2010. This expense was recognized over a fifteen month period on a straight-line basis since a majority of the awards vested at grant date, which was March 13, 2011, due to the retirement eligibility provision.
Other Long-term Share-based Incentive Compensation
     Under our 2005 contingent stock plan, the Compensation Committee may grant our employees awards of restricted stock, restricted stock units and cash awards measured by share price as long-term share-based incentive compensation. Our executive officers and other key executives may also receive awards of restricted stock or restricted stock units from time to time.
(15) Net Earnings Per Common Share
     The following table shows the calculation of basic and diluted net earnings per common share under the two-class method.

	Three Months
	Ended
	March 31,
	2011	2010
Basic Net Earnings Per Common Share:
Numerator
Net earnings available to common stockholders	$59.7	$61.2
Distributed and allocated undistributed net earnings to non-vested restricted stockholders	(0.4)	(0.4)

Distributed and allocated undistributed net earnings to common stockholders	59.3	60.8
Distributed net earnings—dividends paid to common stockholders	(20.7)	(19.0)

Allocation of undistributed net earnings to common stockholders	$38.6	$41.8

Denominator
Weighted average number of common shares outstanding—basic	158.7	157.8

Basic net earnings per common share:
Distributed net earnings to common stockholders	$0.13	$0.12
Allocated undistributed net earnings to common stockholders	0.24	0.26

Basic net earnings per common share:	$0.37	$0.38

Diluted Net Earnings Per Common Share:
Numerator
Distributed and allocated undistributed net earnings to common stockholders	$59.3	$60.8
Add: Allocated undistributed net earnings to non-vested restricted stockholders	0.2	0.3
Less: Undistributed net earnings reallocated to non-vested restricted stockholders	(0.2)	(0.3)

Net earnings available to common stockholders—diluted	$59.3	$60.8

Denominator
Weighted average number of common shares outstanding—basic	158.7	157.8
Effect of assumed issuance of Settlement agreement shares	18.0	18.0
Effect of non-vested restricted stock and restricted stock units	0.2	0.3

Weighted average number of common shares outstanding—diluted	176.9	176.1

Diluted net earnings per common share	$0.34	$0.35

     PSU Awards
     Since the PSU awards discussed in Note 14, “Stockholders’ Equity,” are contingently issuable shares that are based on a condition other than earnings or market price, these shares have been excluded from the diluted weighted average number of common shares outstanding for the three months ended March 31, 2011 and 2010 because they have not met the performance conditions as of these dates.
     SLO Awards
     The shares or units associated with the SLO awards for the fiscal year 2011 are considered contingently issuable shares and therefore are not included in the basic or diluted weighted average number of common shares outstanding for the three months ended March 31, 2011. These shares or units, discussed in Note 14, “Stockholders’ Equity,” will not be included in the common shares outstanding until the final determination of the amount of annual incentive compensation is made in the first quarter of the following year consistent with the treatment of these awards in 2010. Once this determination is made, the shares or units will be included in the basic weighted average number of common shares outstanding if the employee is retirement eligible or in the diluted weighted average number of common shares outstanding if the employee is not retirement eligible. The numbers of shares or units associated with SLO awards for the 2010 and earlier fiscal years that were included in the common shares outstanding for the three months ended March 31, 2011 and 2010 were nominal.
(16) Other (Expense) Income, net
     The following table provides details of other (expense) income, net.

	Three Months
	Ended
	March 31,
	2011	2010
Interest and dividend income	$2.0	$2.0
Net foreign exchange transaction (losses) gains	(4.4)	1.5
Settlement agreement and related costs	(0.4)	(0.3)
Noncontrolling interests	0.7	0.5
Net losses in equity affiliates	(0.2)	(1.1)
Costs associated with our accounts receivable securitization program	(0.2)	(0.2)
Other, net	(1.4)	(0.1)

Other (expense) income, net	$(3.9)	$2.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with our condensed consolidated financial statements and related notes set forth in Item 1 of Part I of this quarterly report on Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and our consolidated financial statements and related notes set forth in Item 8 of Part II of that Form 10-K. See Part II, Item 1A, “Risk Factors” and “Cautionary Notice Regarding Forward-Looking Statements,” below, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in millions, except per share amounts. When we cross-reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements,” unless the context indicates otherwise.
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
     In our “2011 Outlook” below, we present anticipated full year 2011 diluted net earnings per common share (“EPS”) on a U.S. GAAP basis, but we also note that we will exclude any non-operating gains or losses that may be recognized in 2011 related to currency fluctuations in Venezuela from our adjusted EPS. We believe these gains or losses are attributable to the significant foreign exchange fluctuations in that country and are not indicative of a normal operating environment. We will exclude future foreign exchange and other non-operating gains and or losses from our non-U.S. GAAP adjusted EPS relating to our Venezuelan subsidiary until such time that we believe the foreign exchange environment in Venezuela stabilizes. We believe that excluding these items from our U.S. GAAP reported and projected EPS performance will aid in the comparison of our adjusted EPS performance between 2011 and prior years.
     We also present adjusted gross profit, operating profit and EPS in our MD&A. Our management will assess our gross profit, operating profit and EPS performance both on an U.S. GAAP basis and on a non-U.S. GAAP basis. Our non-U.S. GAAP gross profit, operating profit and EPS performance excludes items we consider unusual or special items. We evaluate these items on an individual basis. Our evaluation of whether to exclude an unusual or special item for purposes of determining our non-U.S. GAAP EPS performance considers both the quantitative and qualitative aspects of the item, including, among other things (i) its size and nature, (ii) whether or not it relates to our ongoing business operations, and (iii) whether or not we expect it to occur as part of our normal business on a regular basis. For purposes of determining non-U.S. GAAP gross profit, operating profit and EPS performance, restructuring and other charges and their related tax effect are excluded. Further, the items excluded from these non-U.S. GAAP financial measures may also be excluded from the calculations of our performance measures set by the Compensation Committee for purposes of determining incentive compensation. Thus, our management believes that this information may be useful to investors.
     In addition, in some of the discussions and tables that follow, we exclude the impact of foreign currency translation when presenting net sales information, which we define as “constant dollar.” Changes in net sales excluding the impact of foreign currency translation are non-U.S. GAAP financial measures. As a worldwide business, it is important that we take into account the effects of foreign currency translation when we view our results and plan our strategies. Nonetheless, we cannot directly control changes in foreign currency exchange rates. Consequently, when our management evaluates our net sales to measure the performance of our business, we typically exclude the impact of foreign currency translation from net sales. We also exclude the impact of foreign currency translation when making some incentive compensation determinations. As a result, our management believes that these presentations may be useful to investors.
2011 Outlook
     We have revised the range of our full year 2011 EPS guidance, which is now $1.75 per share to $1.85 per share. This revised guidance reflects the net impact of higher average petrochemical-based raw material costs (primarily resin) and freight costs and the timing of our pricing actions to recover these energy-based costs. This compares to our initial guidance of $1.75 per share to $1.90 per share. We continue to expect solid sales growth and ongoing productivity improvements as we progress toward our 15% operating margin goal by 2013.

     In 2011, we continue to expect to achieve an annual average constant dollar sales growth in the range of 5% to 7%. As we implement incremental pricing actions to offset higher than expected energy-based costs during the balance of the year, we now anticipate product price/mix to be 3% favorable as compared to the prior year and the remainder of the full year 2011 sales growth to come from unit volume growth. See “Components of Change in Net Sales” below for additional outlook on full year net sales results.
     Our other updated assumptions for full year 2011 EPS guidance as compared with our initial assumptions are as follows:
•	a low-teen percent average annual increase in resin costs, compared with a low-to-mid single-digit percent average increase in resin costs due to the current volatility in commodity prices;

•	a favorable impact on net sales from foreign currency translation, compared with a slightly unfavorable impact. This update reflects the strengthening of most foreign currencies, including the euro, relative to the U.S. dollar; and

•	capital expenditures are now projected to be $125 million to $150 million, compared with $150 million to $175 million, due to changes in timing of some projects.
     Our 2011 EPS guidance assumptions outlined in our 2010 Annual Report on Form 10-K relating to depreciation and amortization, effective income tax rate, and free cash flow have not changed. Our 2011 guidance continues to exclude the payment of the Settlement agreement, as the timing of the settlement is unknown. Final payment of the Settlement agreement is expected to be accretive to EPS by approximately $0.12 per share to $0.14 per share annually following the payment date. This EPS accretion assumes we use a substantial portion of cash on hand for the payment and cease to accrue interest on the settlement liability balance. See “Settlement Agreement and Related Costs,” of “Material Commitments and Contingencies” below, for further discussion. Additionally, as mentioned above, our 2011 guidance excludes any non-operating gains or losses that may be recognized in 2011 due to currency fluctuations in Venezuela.
Recent Events
     Dividends
     On April 7, 2011, our Board of Directors declared a quarterly cash dividend of $0.13 per common share. This dividend is payable on June 17, 2011 to stockholders of record at the close of business on June 3, 2011. The estimated amount of this dividend payment is $21 million based on 160 million shares of our common stock issued and outstanding as of April 30, 2011.
     On February 17, 2011, our Board of Directors declared a quarterly cash dividend of $0.13 per common share, which was paid on March 18, 2011 to stockholders of record at the close of business on March 4, 2011. We used $21 million of available cash to pay this quarterly cash dividend.

Highlights of Financial Performance
     Below are some highlights of our EPS performance.

	First Quarter of		%
	2011	2010	Change
Net sales	$1,128.5	$1,061.2	6%

Gross profit	$309.0	$300.0	3
As a % of net sales	27.4%	28.3%
Marketing, administrative and development expenses	186.0	175.5	6
As a % of net sales	16.5%	16.5%
Restructuring and other charges	—	0.6	#

Operating profit	$123.0	$123.9	(1)

As a % of net sales	10.9%	11.7%

Interest expense	$(37.0)	$(40.7)	(9)%

Other (expense) income	$(3.9)	$2.3	#

Net earnings available to common stockholders	$59.7	$61.2	(2)%

U.S. GAAP net earnings per common share:
Basic	$0.37	$0.38	(3)%

Diluted	$0.34	$0.35	(3)%

Non-U.S. GAAP adjusted diluted net earnings per common share	$0.34	$0.36	(6)%

Weighted average number of common shares outstanding:
Basic	158.7	157.8

Diluted	176.9	176.1

#	Denotes a variance greater than 100%, or not meaningful.
     As shown in the table above, our adjusted EPS decreased 6% to $0.34 per share in the first quarter of 2011 compared with adjusted EPS of $0.36 per share in the same period of 2010. A reconciliation of U.S. GAAP EPS to non-U.S. GAAP adjusted EPS is included in “Diluted Net Earnings per Common Share” below.
     The primary contributing factor to this decrease was lower operating profit of $1 million, which was principally due to higher energy-based costs of approximately $40 million and higher marketing, administrative and development expenses of $11 million. Partially offsetting these increased costs were favorable product price/mix and volume growth and, benefits of approximately $10 million realized from our supply chain productivity improvements and from producing products in our new, low-cost facilities in developing regions.
     Also contributing to the decrease in our EPS was other expense of $4 million in the first quarter of 2011, compared with other income of $2 million in the same period of 2010 mostly due to foreign exchange transactions. Partially offsetting this unfavorable variance was lower interest expense of $4 million in 2011 due to the redemption of $150 million of our 12% Senior Notes due February 2014 in December 2010.
     See the discussions below for further details about the material factors that contributed to the changes in our EPS for the first quarter of 2011 compared with the same period in 2010.

Net Sales by Segment Reporting Structure
     The following table presents net sales by our segment reporting structure.

	First Quarter of		%
	2011	2010	Change
Net sales:
Food Packaging	$474.9	$447.2	6%
As a % of net sales	42.1%	42.1%
Food Solutions	228.8	219.1	4
As a % of net sales	20.3%	20.7%
Protective Packaging	335.1	306.5	9
As a % of net sales	29.7%	28.9%
Other	89.7	88.4	1
As a % of net sales	7.9%	8.3%

Total	$1,128.5	$1,061.2	6%

Net Sales by Geographic Region
     The following tables present our net sales by geographic region and the components of change in net sales by geographic region.

	First Quarter of		%
	2011	2010	Change
Net sales:
U.S.	$518.9	$483.7	7%
As a % of net sales	46.0%	45.6%
International	609.6	577.5	6
As a % of net sales	54.0%	54.4%

Total net sales	$1,128.5	$1,061.2	6%

First Quarter of 2011	U.S.		International		Total Company
Volume—Units	$17.7	3.7%	$14.1	2.4%	$31.8	3.0%
Volume—Acquired businesses, net of (dispositions)	0.2	—	—	—	0.2	—
Product price/mix	17.2	3.6	1.4	0.3	18.6	1.8
Foreign currency translation	—	—	16.7	2.9	16.7	1.5

Total	$35.1	7.3%	$32.2	5.6%	$67.3	6.3%

     Foreign Currency Translation Impact on Net Sales
     As shown above, more than 50% of our consolidated net sales are generated outside the U.S. Since we are a U.S. company, we translate our foreign currency denominated net sales into U.S. dollars. Due to the strengthening and weakening in foreign currencies relative to the U.S. dollar, the translation of our net sales from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact on our consolidated net sales. Specific currencies that contribute to the translation of our net sales, and our other financial results, are the euro, the Brazilian real, the Australian dollar, the Canadian dollar and the British pound.
     In the first quarter of 2011, we experienced a favorable foreign currency translation impact on net sales of $17 million compared with the same period of 2010 due to the strengthening of most foreign currencies against the U.S. dollar. This favorable impact was mostly due to the strengthening of the Australian dollar and Brazilian real to the U.S. dollar. As noted above, our 2011 EPS guidance assumes that this trend will continue and will become increasingly more favorable on a year over year comparison by the end of 2011, as the euro has also recently begun to strengthen against the U.S. dollar on a year over year comparison.

Components of Change in Net Sales
     The following table presents the components of change in net sales by our segment reporting structure. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the impact of year over year changes in foreign currency exchange rates against the U.S. dollar from our reported net sales.

	Food		Food		Protective				Total
First Quarter of 2011	Packaging		Solutions		Packaging		Other		Company
Volume—Units	$8.9	2.0%	$(0.4)	(0.2)%	$22.7	7.4%	$0.6	0.7%	$31.8	3.0%
Volume—Acquired businesses, net of (dispositions)	—	—	—	—	0.2	0.1	—	—	0.2	—
Product price/mix(1)	9.4	2.1	6.1	2.8	2.2	0.7	0.9	1.0	18.6	1.8
Foreign currency translation	9.4	2.1	4.0	1.8	3.5	1.1	(0.2)	(0.2)	16.7	1.5

Total change (U.S. GAAP)	$27.7	6.2%	$9.7	4.4%	$28.6	9.3%	$1.3	1.5%	$67.3	6.3%

Impact of foreign currency translation	(9.4)	(2.1)	(4.0)	(1.8)	(3.5)	(1.1)	0.2	0.2	(16.7)	(1.5)

Total constant dollar change (Non-U.S. GAAP)	$18.3	4.1%	$5.7	2.6%	$25.1	8.2%	$1.5	1.7%	$50.6	4.8%

(1)	Includes the net impact of our pricing actions and customer rebates as well as the period-to-period change in the mix of products sold. Also included in our reported product price/mix is the net effect of some of our customers purchasing our products in non-U.S. dollar or euro denominated countries at selling prices denominated in U.S. dollars or euros. This primarily arises when we export products from the U.S. and euro-zone countries. The impact to our reported product price/mix of these purchases in other countries at selling prices denominated in U.S. dollars or euros was immaterial in both the first quarters of 2011 and 2010.
Food Packaging Segment Net Sales
     The $18 million, or 4%, constant dollar increase in net sales in the first quarter of 2011 compared with the same period of 2010 was primarily due to:
•	favorable product price/mix in North America of $11 million, or 5%, from the benefits of both prior pricing actions and formula contract price adjustments, which were implemented to offset rising energy-based costs;

•	higher unit volumes in North America of $9 million, or 4%, mostly due to an increase in our customers’ beef production rates resulting in higher sales of most packaging formats and higher unit volumes from new business gains;

•	higher unit volumes in Europe of $4 million, or 5%, mostly due to new business gains;
     These favorable factors were partially offset by lower unit volumes in the Asia-Pacific region of $4 million, or 5%, primarily attributable to adverse weather conditions experienced in Australia during the first quarter of 2011, which affected the sale of the Company’s fresh red meat and dairy packaging products.
     Based on external industry projections of animal production rates and our estimates of ongoing adoption of our products and solutions, we expect these trends to result in an estimated low single-digit percent unit volume growth rate for the full year of 2011 as compared with 2010.
Food Solutions Segment Net Sales
     The $6 million, or 3%, constant dollar increase in net sales in the first quarter of 2011 compared with the same period of 2010 was primarily due to:
•	favorable product price/mix in North America of $5 million, or 5%, and Europe of $2 million, or 2%, both from the benefits of prior pricing actions and formula price adjustments, which were implemented to offset rising energy-based costs; and

•	higher unit volumes in Europe of $2 million, or 3%, due to higher demand for our vertical pouch packaging products.
     These favorable factors were partially offset by lower unit volumes in North America of $5 million, or 5%, resulting from a change in our case ready format by a major retailer in mid-2010. A portion of this lost unit volume is now being supplied in another format by our Food Packaging segment. The remainder of the lost unit volume was not material to our consolidated net sales.
     We expect unit volume trends to be similar to those in our Food Packaging segment discussed above. As a result, we are estimating we will achieve low single-digit percent unit volume for the full year of 2011 as compared with 2010.
Protective Packaging Segment Net Sales
     The $25 million, or 8%, constant dollar increase in net sales in the first quarter of 2011 compared with the same period of 2010 was primarily due to increases in unit volumes in North America of $12 million, or 7%, and in Europe of $7 million, or 8%. The increases in unit volumes in these regions were predominately due to improving industrial production rates in those regions.
     We expect future unit volumes to grow at a slightly lower rate than reported in the first quarter of 2011 as volumes return to the pre-recession levels of 2007 in the second half of the 2011. As a result, we expect full year 2011 unit volume growth to be in the mid-single digit percent range compared with 2010.
Other Net Sales
     The $2 million, or 2%, constant dollar increase in net sales in the first quarter of 2011 compared with the same period of 2010 was primarily due to:
•	higher unit volumes in our specialty materials business in Europe of $3 million, or 18%, due to higher demand for our products primarily from the construction sector; and

•	favorable product price/mix in North America of $2 million, or 7%, from the benefits of prior price increases for most of our specialty materials products, which were implemented to offset rising energy-based costs.
     These favorable factors were partially offset by lower unit volumes in our medical applications business in Asia of $3 million, or 31%, due to extensive pre-buying among Chinese customers in the first quarter of 2010 ahead of a reformulation of our product line awaiting licensing approval. Late in the third quarter of 2010, we received approval to import, distribute and sell reformulated medical film.
     We expect these businesses’ unit volumes to increase for the full year 2011 as compared with 2010 at a high-single digit percent rate as we passed the anniversary of the pre-buying in our medical applications business and expect our specialty materials business to continue to recover.
Cost of Sales
     Our primary input costs include resins, direct and indirect labor, other raw materials, energy-related costs and transportation costs. We utilize petrochemical-based resins in the manufacture of many of our products. The costs for these raw materials are impacted by the rise and fall in crude oil and natural gas prices, since they serve as feedstocks utilized in the production of most resins. The prices for these feedstocks have been particularly volatile in recent years due to changes in global demand, global price escalations as well as the recent political unrest in the Middle East. In addition, supply and demand imbalances of intermediate compounds such as benzene and supplier facility outages also influence resin costs. Although changes in the prices of crude oil and natural gas are not perfect benchmarks, they are indicative of the variations in raw materials and other input costs we face. We continue to monitor changes in raw material and energy-related costs as they occur and take pricing actions as appropriate to lessen the impact of cost increases when they occur.

	First Quarter of		%
	2011	2010	Change
Cost of sales	$819.5	$761.2	8%
As a % of net sales	72.6%	71.7%
     The $58 million increase in cost of sales in the first quarter of 2011 compared with the same period in 2010 was primarily due to:
•	higher resin costs of approximately $35 million;

•	higher transportation and energy-related costs of approximately $5 million primarily in our Food and Protective Packaging businesses; and

•	an unfavorable impact of foreign currency translation of $12 million.
Marketing, Administrative and Development Expenses

	First Quarter of		%
	2011	2010	Change
Marketing, administrative and development expenses	$186.0	$175.5	6%
As a % of net sales	16.5%	16.5%
     The $11 million increase in marketing, administrative and development expenses in the first quarter of 2011 compared with the same period in 2010 was primarily due to:
•	higher sales and marketing expenses for compensation and benefits of $5 million including additional headcount and salary increases;

•	additional spending for innovation and new product introductions of $2 million related to three small acquisitions that closed in the second half of 2010;

•	severance charges to better align our resources with our growth opportunities in our Food Solutions segment of $2 million; and

•	an unfavorable impact of foreign currency translation of $2 million.

Operating Profit
     Management evaluates the performance of each reportable segment based on its operating profit, which is detailed in the table below.

	First
	Quarter of		%
	2011	2010	Change
Food Packaging	$62.6	$56.5	11%
As a % of Food Packaging net sales	13.2%	12.6%
Food Solutions	19.4	20.9	(7)
As a % of Food Solutions net sales	8.5%	9.5%
Protective Packaging	40.0	39.5	1
As a % of Protective Packaging net sales	11.9%	12.9%
Other	1.0	7.6	(86)
As a % of Other net sales	1.1%	8.6%

Total segments and other	123.0	124.5	(1)
As a % of total net sales	10.9%	11.7%
Restructuring and other charges(1)	—	0.6	#

Total operating profit	$123.0	$123.9	(1)

As a % of total net sales	10.9%	11.7%

#	Denotes a variance greater than 100%, or not meaningful.

(1)	Represents charges associated with the implementation of our global manufacturing strategy, primarily in our Food Packaging segment.
     Food Packaging Segment Operating Profit
     The increase in operating profit in the first quarter of 2011 compared with the same period in 2010 was primarily due to the favorable impacts of the increase in unit volumes and product price/mix, both mentioned above. These factors were partially offset by higher resin costs of approximately $15 million.
     Food Solutions Segment Operating Profit
     The decrease in operating profit in the first quarter of 2011 compared with the same period in 2010 was primarily due to higher resin costs of approximately $7 million and severance charges of $2 million, mentioned above. These factors were partially offset by the increase in unit volumes and product price/mix, both mentioned above.
     Protective Packaging Segment Operating Profit
     The increase in operating profit in the first quarter of 2011 compared with the same period in 2010 was primarily due to the favorable impact of the increase in unit volumes mentioned above, partially offset by higher resin costs of approximately $9 million.
     Other Operating Profit
     The decrease in operating profit in the first quarters of 2011 compared with the same period in 2010 was primarily due to the unfavorable impact of lower unit volumes in Asia due to pre-buying in China in the first quarter of 2010 and expenses of $2 million incurred following our investments in new technology based ventures. Also contributing to the decrease in operating profit was higher resin costs of approximately $4 million. These factors were partially offset by the favorable impacts of higher unit volume growth and product price/mix in our specialty materials business, both mentioned above.
Interest Expense
     Interest expense includes the stated interest rate on our outstanding debt, as well as the net impact of capitalized interest, fees on outstanding borrowings under the accounts receivable securitization program, the effects of interest rate swaps and the amortization of capitalized senior debt issuance costs, bond discounts, and terminated treasury locks. We expect to incur approximately $150 million of interest expense in 2011, which includes approximately $43 million of interest expense for a full year of accrued interest on the cash portion of the Settlement agreement.

     The following table details our interest expense.

	First
	Quarter of		2011 vs. 2010
	2011	2010	Change
Interest expense on the amount payable for the Settlement agreement	$10.8	$10.2	$0.6
Interest expense on our senior notes:
5.625% Senior Notes due July 2013	5.4	5.5	(0.1)
12% Senior Notes due February 2014(1)	3.7	8.1	(4.4)
7.875% Senior Notes due June 2017	8.3	8.3	—
6.875% Senior Notes due July 2033	7.7	7.7	—
Other interest expense	2.0	2.2	(0.2)
Less: capitalized interest	(0.9)	(1.3)	0.4

Total	$37.0	$40.7	$(3.7)

(1)	We redeemed $150 million of these notes in December 2010. See Note 9, “Debt and Credit Facilities,” for further details.
Foreign Currency Exchange (Losses) Gains Related to Venezuelan Subsidiary
     The foreign currency exchange gains and losses we recorded in the first quarters of 2011 and 2010 for our Venezuelan subsidiary were the result of two factors: 1) the significant changes in the exchange rates used to settle Bolivar-denominated transactions and 2) the significant changes in the exchange rates used to remeasure our Venezuelan subsidiary’s financial statements at the balance sheet dates. We believe these gains and losses are attributable to an unpredictable foreign currency environment in Venezuela. As a result, we have excluded these gains and losses from our non-U.S. GAAP adjusted EPS and we will exclude future non-operating gains and/or losses relating to our Venezuelan subsidiary until such time that we believe the foreign exchange environment in Venezuela stabilizes. See “Venezuela,” in “Foreign Exchange Rates,” below for further discussion.
Other (Expense) Income, net
     See Note 16, “Other (Expense) Income, net,” for the components of other (expense) income, net.
     Other expense was $4 million in the first quarter of 2011 compared to income of $2 million in the first quarter of 2010. This $6 million variance was primarily due to net foreign currency exchange losses of approximately $4 million related to translating our non-U.S. dollar inter-company receivable and payable balances in 2011, compared with gains of $3 million from the re-measurement of an inter-company loan in 2010.
Income Taxes
     Our effective income tax rate was 27.1% for the first quarter of 2011 compared with 28.8% for the first quarter of 2010.
     For both the first quarter of 2011 and 2010, our effective income tax rate was lower than the statutory U.S. federal income tax rate of 35% primarily due to our lower net effective income tax rate on foreign earnings and our domestic manufacturing deduction, partially offset by state income taxes. The rate for the first quarter of 2011 was also lower than the statutory U.S. rate because of certain U.S. tax credits. Those credits, which expired on December 31, 2009, were retroactively reinstated in December 2010, and were therefore reflected in our rate for the first quarter 2011 and not in our rate for the first quarter of 2010.
     Our full year 2011 effective tax rate may be higher or lower than our rate for first quarter of 2011 depending on, among other factors, our mix of foreign earnings. Our full year 2011 effective tax rate may also be higher if we fund the Settlement agreement in 2011. We anticipate that funding the Settlement agreement in 2011 will result in a loss for U.S. income tax return purposes. This loss will eliminate some tax benefits in 2011, primarily the domestic manufacturing deduction.

Diluted Net Earnings per Common Share
     The following table presents a reconciliation of U.S. GAAP EPS to non-U.S. GAAP adjusted EPS.

	First
	Quarter of
	2011	2010
U.S. GAAP diluted net earnings per common share	$0.34	$0.35
Net earnings effect resulting from the following:
Add: Global manufacturing strategy and restructuring and other charges of $1.8, net of taxes of $0.8	—	0.01

Non-U.S. GAAP adjusted diluted net earnings per common share	$0.34	$0.36

     See Note 15, “Net Earnings Per Common Share,” for further details on the calculation of U.S. GAAP basic and EPS.
Liquidity and Capital Resources
     The information in this section sets forth material changes in and updates to material information contained in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of Part II of our 2010 Annual Report on Form 10-K and should be read in conjunction with that discussion.
Material Commitments and Contingencies
     Settlement Agreement and Related Costs
     We recorded a pre-tax charge of $850 million in 2002, of which $513 million represents a cash payment that we are required to make (subject to the satisfaction of the terms and conditions of the Settlement agreement) upon the effectiveness of a plan of reorganization in the bankruptcy of W. R. Grace & Co. We did not use cash in any period with respect to this liability.
     We currently expect to fund a substantial portion of this payment when it becomes due by using accumulated cash and cash equivalents with the remainder from our committed credit facilities. Our global credit facility and European credit facility are available for general corporate purposes, including the payment of the amounts required upon effectiveness of the Settlement agreement. See “Principal Sources of Liquidity” below. The cash payment of $513 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. This accrued interest was $286 million at March 31, 2011 and is recorded in Settlement agreement and related accrued interest on our condensed consolidated balance sheet. The total liability on our condensed consolidated balance sheet was $799 million at March 31, 2011. In addition, the Settlement agreement provides for the issuance of 18 million shares of our common stock. Since the impact of issuing these shares is dilutive to our EPS, under U.S. GAAP, they have been included in our diluted weighted average number of common shares outstanding in our calculation of EPS for all periods presented.
     Tax benefits resulting from the payment made under the Settlement agreement, which are currently recorded as deferred tax assets on our consolidated balance sheets, are anticipated to provide approximately $370 million of current and future cash tax benefits at the time the payment under the Settlement agreement is made. These deferred tax assets reflect the cash portion of the Settlement agreement and related accrued interest and the value of the 18 million shares of our common stock at a post-split price of $17.86 per share, which was the price when the Settlement agreement was reached in 2002. The amount and timing of our future cash tax benefits could vary, depending on the amount of cash paid by us and various facts and circumstances at the time of payment under the Settlement agreement, including the price of our common stock, our tax position and the applicable tax codes. Any changes in the tax benefits resulting from an increase in our stock price in excess of the $17.86 share price mentioned above will not have an impact on our consolidated net earnings.
     Additionally we may incur an approximate one percentage point increase in our effective income tax rate during the calendar year in which we make the payment under the Settlement. We anticipate that funding the Settlement agreement will result in a loss for U.S. income tax purposes, and this loss will eliminate some tax benefits for that year, primarily the domestic manufacturing deduction.
     While the Bankruptcy Court has confirmed the PI Settlement Plan and the District Court has scheduled a hearing to consider oral arguments relating to appeals of the Memorandum Opinion and the Confirmation Order, additional proceedings may be held before the District Court or other courts to consider matters related to the PI Settlement Plan. Additionally, various parties have filed notices of appeal or have otherwise challenged the Memorandum Opinion and the Confirmation Order, and the PI Settlement Plan may be subject to further appeal or challenge before the District Court or other courts. The appealing parties have designated various issues to be considered on appeal, including, without limitation, issues relating to releases and injunctions contained in the PI Settlement Plan. We will continue to review the Grace bankruptcy proceedings (including appeals and other proceedings relating to the Memorandum Opinion, the Confirmation Order, or the PI Settlement Plan), as well as any amendments or changes to the Memorandum Opinion, the Confirmation Order, or the PI Settlement Plan, to verify compliance with the Settlement agreement. We do not know whether or when a final plan of reorganization will become effective or whether the final plan will be consistent with the terms of the Settlement agreement.
     As mentioned in “2011 Outlook” above, our full year 2011 EPS guidance continues to exclude the payment under the Settlement agreement, as the timing is unknown. Payment under the Settlement agreement is expected to be accretive to our post-payment EPS by approximately $0.12 to $0.14 annually. This range primarily represents the accretive impact on our net earnings from using cash on hand to fund the payment and ceasing to accrue any future interest on the settlement amount following the payment.
     The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 13, “Commitments and Contingencies,” under the caption “Settlement Agreement and Related Costs” is incorporated herein by reference.
     Cryovac Transaction Commitments and Contingencies
     The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 13, “Commitments and Contingencies,” under the caption “Cryovac Transaction Commitments and Contingencies” is incorporated herein by reference.
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
     Cash and Cash Equivalents
     The following table summarizes our accumulated cash and cash equivalents.

	March 31,	December 31,
	2011	2010
Cash and cash equivalents	$696.0	$675.6
     See “Analysis of Historical Cash Flows” below.
     Lines of Credit
     At March 31, 2011, there were no amounts outstanding under our global and European credit facilities, and we had $684 million available to us under these facilities. We did not utilize these facilities at any time during 2011.
     Further information about our lines of credit, our outstanding long-term debt and the related financial covenants and limitations is provided in Note 9, “Debt and Credit Facilities.”
     Accounts Receivable Securitization Program
     At March 31, 2011, we had $84 million available to us under the program, and we did not utilize this program in 2011.
     See Note 5, “Accounts Receivable Securitization Program,” for information concerning this program.

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
Analysis of Historical Cash Flows
     The following table shows the changes in our consolidated cash flows.

	First
	Quarter of
	2011	2010
Net cash provided by operating activities	$67.2	$83.3
Net cash used in investing activities	(18.6)	(11.8)
Net cash used in financing activities	(47.3)	(104.2)
Net Cash Provided by Operating Activities
First Quarter of 2011
     Net cash provided by operating activities was $67 million for the first quarter of 2011 and was primarily attributable to net income adjusted for non-cash items of $106 million, which included depreciation and amortization of $36 million and share-based incentive compensation of $6 million. Net cash provided by changes in operating assets and liabilities resulted in net cash usage of $39 million primarily due to:
•	an increase in inventories of $52 million primarily due to the buildup of inventories in our North American and European food businesses in anticipation of normal seasonal sales increases in the second quarter and the rise in raw material costs. Our days inventory on hand at March 31, 2011 were essentially unchanged as compared with March 31, 2010; and

•	a decrease in other liabilities of $30 million due to the funding of our accrued 2010 annual incentive compensation of $18 million and of our 2010 contribution to our U.S. profit-sharing plan of $18 million.
     These factors were partially offset by:
•	an increase in accounts payable of $27 million primarily due to the timing of payments; and

•	a decrease in receivables, net, of $22 million due to declines in customer receivable balances in Europe mainly due to normal seasonal patterns. Our days sales outstanding were essentially unchanged in the first quarter of 2011 as compared with the same period of 2010.
First Quarter of 2010
     Net cash provided by operating activities was $83 million for the first quarter of 2010 and was primarily attributable to net income adjusted for non-cash items of $106 million, which included depreciation and amortization of $40 million and share-based incentive compensation of $8 million. Net cash provided by changes in operating assets and liabilities resulted in net cash usage of $23 million primarily due to:
•	an increase in inventories of $33 million primarily due to the rise in raw material costs and the buildup of inventories in our North American and European food businesses in anticipation of normal seasonal sales increases in the second quarter; and

•	a decrease in other liabilities of $49 million due to the funding of our accrued 2009 annual incentive compensation of $31 million and the cash contribution portion of our 2009 contribution to our U.S. profit-sharing plan of $21 million.

     These factors were partially offset by:
•	a decrease in receivables, net, of $26 million primarily due to declines in customer receivable balances in North America and in Europe reflecting our normal first quarter sales seasonality;

•	an increase in income taxes payable of $18 million primarily due to the timing of estimated tax payments; and

•	an increase in accounts payable of $12 million primarily due to timing of payments.
Net Cash Used in Investing Activities
First Quarter of 2011
     In the first quarter of 2011, we used net cash of $19 million for investing activities, which was primarily for capital expenditures including spending on our new facility in Brazil of $4 million.
First Quarter of 2010
     In the first quarter of 2010, we used net cash of $12 million for investing activities, which was primarily for capital expenditures.
     We expect to continue to invest capital as we deem appropriate to expand our business, to maintain or replace depreciating property, plant and equipment, to acquire new manufacturing technology and to improve productivity and sales growth. As mentioned in “2011 Outlook” above we now expect total capital expenditures in 2011 to be in the range of $125 million to $150 million. This projection is based upon our capital expenditure budget for 2011, the status of approved but not yet completed capital projects, anticipated future projects and historic spending trends. This projection also supports targeted cost-reduction initiatives globally. This revised range has not changed our long-term outlook for capital expenditures over the next several years to support our projected increases in unit volume growth using new technology platforms or otherwise requiring incremental capital.
Net Cash Used in Financing Activities
First Quarter of 2011
     In the first quarter of 2011, we used $47 million of cash and cash equivalents for financing activities primarily due to the following activities:
•	the payment of quarterly dividends of $21 million;

•	the repayment of short-term borrowings of $14 million; and

•	the acquisition of 0.4 million shares of common stock with a fair market value of $12 million that were withheld from employees to satisfy their minimum tax withholding obligations under our 2005 contingent stock plan.
First Quarter of 2010
     In the first quarter of 2010, we used $104 million of cash and cash equivalents for financing activities primarily due to the following activities:
•	the repayment of amounts outstanding under our European credit facility of $64 million;

•	the payment of quarterly dividends of $19 million; and

•	the repayment of short-term borrowings of $14 million.
Changes in Working Capital

	March 31,		December 31,
	2011		2010		Increase
Working capital (current assets less current liabilities)	$681.1		$592.3		$88.8
Current ratio (current assets divided by current liabilities)	1.5	x	1.4	x
Quick ratio (current assets, less inventories divided by current liabilities)	1.1	x	1.1	x

     The 15% increase in working capital in the first three months of 2011 was primarily due to the following factors:
•	net cash flows from operations of $67 million;

•	a net positive impact of foreign currency translation of $22 million.
     These factors were partially offset by:
•	net cash flows used in investing activities of $19 million, primarily for capital expenditures; and

•	cash used for the payment of our quarterly dividends of $21 million.
Changes in Stockholders’ Equity
     The $94 million, or 4%, increase in stockholders’ equity in the first three months of 2011 was primarily due to the following:
•	net earnings of $60 million; and

•	positive foreign currency translation of $59 million.
     These factors were partially offset by:
•	dividends paid and accrued on our common stock of $21 million; and

•	the acquisition of 0.4 million shares of common stock with a fair market value of $12 million that were withheld from employees to satisfy their minimum tax withholding obligations under our 2005 contingent stock plan. These shares are held in common stock in treasury.
Derivative Financial Instruments
     Interest Rate Swaps
     The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 10, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps” is incorporated herein by reference.
     Foreign Currency Forward Contracts
     At March 31, 2011, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.
     The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 10, “Derivatives and Hedging Activities,” under the caption “Foreign Currency Forward Contracts” is incorporated herein by reference.
     For further discussion about these contracts and other financial instruments, see Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
Critical Accounting Policies and Estimates
     There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2010 Annual Report on Form 10-K. For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Part II, Item 7 of our 2010 Annual Report on Form 10-K, which information is incorporated herein by reference.

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
     At March 31, 2011, we had outstanding interest rate swaps, but no outstanding collars or options.
     The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 10, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps” is incorporated herein by reference.
     See Note 11, “Fair Value Measurements and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% decrease in interest rates would result in an increase of $52 million in the fair value of our total debt balance at March 31, 2011. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.
Foreign Exchange Rates
     Operations
     As a large, global organization, we face exposure to changes in foreign currency exchange rates. These exposures may change over time as business practices evolve and could materially impact our consolidated financial position or results of operations in the future. See our MD&A above for the impacts foreign currency translation had on our operations.
     Venezuela
     Economic events in Venezuela have exposed us to heightened levels of foreign currency exchange risk.
     Effective January 1, 2010, Venezuela was designated a highly inflationary economy under U.S. GAAP, and the U.S. dollar replaced the bolivar fuerte as the functional currency for our subsidiary in Venezuela. Accordingly, all bolivar-denominated monetary assets and liabilities were re-measured into U.S. dollars using the current exchange rate available to us, and any changes in the exchange rate were reflected in foreign currency exchange gains and losses related to our Venezuelan subsidiary on the condensed consolidated statement of operations. Also, in January 2010, the Venezuelan government devalued the bolivar by resetting the official exchange rate from 2.15 bolivars per U.S. dollar to 4.3 bolivars per U.S. dollar for non-essential transactions and 2.60 bolivars per U.S. dollar for essential transactions.
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
     As of March 31, 2011, we had access to the CADIVI in Venezuela. Therefore, as of March 31, 2011, we re-measured the net bolivar-denominated monetary assets of approximately $19 million (consisting primarily of cash and cash equivalents) of our Venezuelan subsidiary using the official exchange rate of 4.3 bolivars per U.S. dollar. At March 31, 2011, our Venezuelan subsidiary had a negative cumulative translation adjustment balance of approximately $46 million. During 2011, we settled transactions at the applicable official exchange rates. We did not access the SITME during 2011.
     As a result of the changes in the exchange rates upon settlement of bolivar-denominated transactions and upon the remeasurement of our Venezuelan subsidiary’s financial statements, we recognized net losses of $0.2 million in the first quarter of 2011 and net gains of $1 million for the three months ended March 31, 2010.
     For the three months ended March 31, 2011, less than 1% of our consolidated net sales were derived from our business in Venezuela and approximately 3% of our consolidated operating profit was derived from our business in Venezuela.
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
     Foreign Currency Forward Contracts
     We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at March 31, 2011 would have caused us to pay approximately $20 million to terminate these contracts.
     Our foreign currency forward contracts are described in Note 10, “Derivatives and Hedging Activities,” which is contained in Part I, Item 1, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Derivative Financial Instruments—Foreign Currency Forward Contracts,” contained in Part I, Item 2 of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
     We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure due to foreign exchange rates and interest rate and currency swaps related to access to additional sources of international financing. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At March 31, 2011, we had no foreign exchange options and currency swap agreements outstanding.
     Outstanding Debt
     Our outstanding debt is generally denominated in the functional currency of the borrower. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $12 million at March 31, 2011 and $26 million at December 31, 2010.
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
     Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was $2 million in both the first quarters of 2011 and 2010. Allowance for doubtful accounts was $19 million at March 31, 2011 and $17 million at December 31, 2010.

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
Changes in Internal Control over Financial Reporting
     There has not been any change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 13, “Commitments and Contingencies,” of Notes to Condensed Consolidated Financial Statements is incorporated herein by reference. See also Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as well as the information incorporated by reference in that item.
Item 1A. Risk Factors.
     See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.
Cautionary Notice Regarding Forward-Looking Statements
     The SEC encourages companies to disclose forward-looking statements so that investors can better understand a company’s future prospects and make informed investment decisions. Some of our statements in this report, in documents incorporated by reference into this report and in our future oral and written statements, may be forward-looking. These statements reflect our beliefs and expectations as to future events and trends affecting our business, our consolidated financial position and our results of operations. These forward-looking statements are based upon our current expectations concerning future events and discuss, among other things, anticipated future financial performance and future business plans. Forward-looking statements are identified by such words and phrases as “anticipates,” “assumes,” “believes,” “could be,” “estimates,” “expects,” “intends,” “may,” “plans to,” “should,” “will” and similar expressions. Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. Examples of these forward-looking statements include projections regarding our 2011 EPS guidance and other projections relating to our financial performance such as those in the “Components of Change in Net Sales” section of our MD&A.
     The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: the implementation of our Settlement agreement regarding the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against the Company arising from a 1998 transaction with W. R. Grace & Co.; general economic conditions, particularly as they affect packaging use; credit ratings; changes in raw material pricing and availability; changes in energy costs; competitive conditions and contract terms; currency translation and devaluation effects, including in Venezuela; the success of our growth, profitability and manufacturing strategies and our cost reduction and productivity efforts; the effects of animal and food-related health issues; pandemics; environmental matters; regulatory actions and legal matters; and the other information referenced above under Item 1A, “Risk Factors.” Except as required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	Issuer Purchases of Equity Securities
     The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended March 31, 2011, the average price paid per share and the maximum number of shares that may yet be purchased under our publicly announced plans or programs.
     We did not purchase any shares during the quarter ended March 31, 2011 pursuant to our publicly announced program (described below). We did repurchase shares by means of shares withheld from certain awards of restricted stock under our 2005 contingent stock plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from such awards under that plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 through January 31, 2011	—		—	15,546,142
February 1, 2011 through February 28, 2011	11,825	$27.51	—	15,546,142
March 1, 2011 through March 31, 2011	340	$26.18	—	15,546,142

Total	12,165	$27.47	—	$15,546,142

     On August 9, 2007, we announced that our Board of Directors had approved a share repurchase program authorizing us to repurchase in the aggregate up to 20 million shares of our issued and outstanding common stock (described further under the caption, “Repurchases of Capital Stock,” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K). This program has no set expiration date. This program replaced our prior share repurchase program, which we terminated at that time.

Item 6. Exhibits.

Exhibit
Number	Description
3.1	Unofficial Composite Amended and Restated Certificate of Incorporation of the Company as currently in effect. (Exhibit 3.1 to the Company’s Registration Statement on Form S-3, Registration No. 333-108544, is incorporated herein by reference.)
3.2	Amended and Restated By-Laws of the Company as currently in effect. (Exhibit 3.1 to the Company’s Current Report on Form 8-K, Date of Report May 20, 2009, File No. 1-12139, is incorporated herein by reference.)
10.1	Form of Sealed Air Corporation Performance Share Units Award Grant 2011-2013. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report April 7, 2011, is incorporated herein by reference.)
10.2	Fees to be paid to the Company’s Non-Employee Directors - 2011. (Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, is incorporated herein by reference.)
10.3	Extension of Employment Agreement between Robert A. Pesci and Sealed Air Corporation (US) (Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, is incorporated herein by reference.)
31.1	Certification of William V. Hickey pursuant to Rule 13a-14(a), dated May 6, 2011.
31.2	Certification of David H. Kelsey pursuant to Rule 13a-14(a), dated May 6, 2011.
32	Certification of William V. Hickey and David H. Kelsey, pursuant to 18 U.S.C. § 1350, dated May 6, 2011.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

Sealed Air Corporation
	By:	/s/ Jeffrey S. Warren
Date: May 6, 2011		Jeffrey S. Warren
Controller (Duly Authorized Executive Officer and Chief Accounting Officer)