Form 10-Q
period 2011-06-30
SEALED AIR CORP/DE
filed 2011-08-05
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 160,210,558 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of July 31, 2011.

SEALED AIR CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales:
Food Packaging	$501.9	$459.4	$976.8	$906.6
Food Solutions	261.9	228.2	490.7	447.3
Protective Packaging	353.5	320.9	688.6	627.4
Other	95.3	81.2	185.0	169.6

Total net sales	1,212.6	1,089.7	2,341.1	2,150.9
Cost of sales	888.3	789.2	1,707.8	1,550.4

Gross profit	324.3	300.5	633.3	600.5
Marketing, administrative and development expenses	188.6	171.6	374.6	347.1
Costs related to the proposed acquisition of Diversey	6.6	—	6.6	—
Restructuring and other (credits) charges	—	(0.3)	—	0.3

Operating profit	129.1	129.2	252.1	253.1
Interest expense	(36.9)	(41.0)	(73.9)	(81.7)
Gain on sale of available-for-sale securities, net of impairment	—	1.1	—	0.4
Foreign currency exchange gains (losses) related to Venezuelan subsidiary	—	6.6	(0.2)	7.8
Other expense, net	(2.0)	(3.1)	(5.9)	(0.9)

Earnings before income tax provision	90.2	92.8	172.1	178.7
Income tax provision	25.2	25.8	47.4	50.6

Net earnings available to common stockholders	$65.0	$67.0	$124.7	$128.1

Net earnings per common share:
Basic	$0.41	$0.42	$0.78	$0.80

Diluted	$0.37	$0.38	$0.70	$0.72

Dividends per common share	$0.13	$0.12	$0.26	$0.24

Weighted average number of common shares outstanding:
Basic	159.2	158.3	159.0	158.1

Diluted	177.5	176.5	177.2	176.3

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$705.0	$675.6
Receivables, net of allowance for doubtful accounts of $16.9 in 2011 and $17.0 in 2010	731.5	697.1
Inventories	601.8	495.8
Deferred tax assets	135.6	146.2
Other current assets	33.9	25.3

Total current assets	2,207.8	2,040.0
Property and equipment, net	957.0	948.3
Goodwill	1,954.2	1,945.9
Non-current deferred tax assets	172.2	179.6
Other assets, net	296.1	285.6

Total assets	$5,587.3	$5,399.4

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$9.8	$23.5
Current portion of long-term debt	1.9	6.5
Accounts payable	263.6	232.0
Deferred tax liabilities	5.3	5.0
Settlement agreement and related accrued interest	809.5	787.9
Accrued restructuring costs	5.6	7.9
Other current liabilities	363.6	384.9

Total current liabilities	1,459.3	1,447.7
Long-term debt, less current portion	1,401.9	1,399.2
Non-current deferred tax liabilities	9.9	8.0
Other liabilities	143.5	142.9

Total liabilities	3,014.6	2,997.8
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2011 and 2010	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 170,648,419 in 2011 and 169,272,636 in 2010; shares outstanding: 160,210,558 in 2011 and 159,305,507 in 2010	17.1	17.0
Common stock reserved for issuance related to Settlement agreement, $0.10 par value per share, 18,000,000 shares in 2011 and 2010	1.8	1.8
Additional paid-in capital	1,168.4	1,152.7
Retained earnings	1,788.5	1,706.1
Common stock in treasury, 10,437,861 shares in 2011 and 9,967,129 shares in 2010	(375.5)	(362.7)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(45.8)	(47.9)
Cumulative translation adjustment	19.2	(65.9)
Unrealized gain on derivative instruments	3.2	3.5

Total accumulated other comprehensive loss, net of taxes	(23.4)	(110.3)

Total parent company stockholders’ equity	2,576.9	2,404.6
Noncontrolling interests	(4.2)	(3.0)

Total stockholders’ equity	2,572.7	2,401.6

Total liabilities and stockholders’ equity	$5,587.3	$5,399.4

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net earnings available to common stockholders	$124.7	$128.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	72.9	76.6
Share-based incentive compensation	13.2	13.5
Costs related to the proposed acquisition of Diversey	6.6	—
Amortization of senior debt related items and other	0.3	0.8
Gain on sale of available-for-sale securities, net of impairment	—	(0.4)
Provisions for bad debt	4.1	4.2
Provisions for inventory obsolescence	5.7	1.0
Deferred taxes, net	3.1	1.8
Excess tax benefit from share-based incentive compensation	(2.8)	—
Net gain on disposals of property and equipment and other	(0.2)	(0.4)
Changes in operating assets and liabilities, net of effects of businesses and certain assets acquired:
Receivables, net	(9.2)	(5.5)
Inventories	(89.3)	(56.1)
Other assets, net	(8.9)	20.1
Accounts payable	23.0	35.7
Income taxes payable	(12.3)	20.5
Other liabilities	(10.8)	(53.1)

Net cash provided by operating activities	120.1	186.8

Cash flows from investing activities:
Capital expenditures for property and equipment	(46.5)	(40.6)
Businesses acquired in purchase transactions, net of cash and cash equivalents acquired	—	(7.6)
Proceeds from sale of available-for-sale securities	—	1.1
Proceeds from sales of property and equipment	0.6	2.5
Other investing activities	1.1	1.6

Net cash used in investing activities	(44.8)	(43.0)

Cash flows from financing activities:
Payments of long-term debt	(5.7)	(75.2)
Acquisition of common stock for tax withholding obligations under our 2005 contingent stock plan	(12.8)	—
Dividends paid on common stock	(41.6)	(38.3)
Net payments of short term borrowings	(13.7)	(12.1)
Proceeds from long-term debt	1.0	—
Excess tax benefit from share-based incentive compensation	2.8	—
Payments of contingent liabilities acquired	(1.0)	—

Net cash used in financing activities	(71.0)	(125.6)

Effect of foreign currency exchange rate changes on cash and cash equivalents	25.1	(50.5)

Cash and cash equivalents:
Balance, beginning of period	$675.6	$694.5
Net change during the period	29.4	(32.3)

Balance, end of period	$705.0	$662.2

Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$53.0	$60.9

Income tax payments	$54.8	$36.7

Non-cash items:
Transfers of shares of our common stock from treasury as part of our 2009 profit-sharing plan contributions	$—	$7.2

Net unrealized gains on available-for-sale securities	$—	$0.1

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net earnings available to common stockholders	$65.0	$67.0	$124.7	$128.1
Other comprehensive income, net of income taxes:
Recognition of deferred pension items, net of taxes of $0.4 for the three months ended June 30, 2011, $0.3 for the three months ended June 30, 2010 and $0.7 for the six months ended June 30, 2011 and 2010	1.0	1.9	2.1	3.6
Unrealized losses on derivative instruments, net of taxes of $0.1 for the three months ended June 30, 2011 and 2010 and $0.2 for the six months ended June 30, 2011 and 2010	(0.1)	(0.1)	(0.3)	(0.3)
Unrealized gains on available-for-sale securities, reclassified to net earnings, net of taxes of $0.1 in 2010	—	—	—	(0.1)
Unrealized (losses) gains on available-for-sale securities, net of taxes of $0.1 for the three months ended June 30, 2010 and $(0.2) for the six months ended June 30, 2010	—	(0.4)	—	0.2
Foreign currency translation adjustments	26.1	(61.0)	85.1	(87.9)

Comprehensive income, net of income taxes	$92.0	$7.4	$211.6	$43.6

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in tables are in millions, except per share data)
(1) Organization and Basis of Presentation
Organization
     For over fifty years, we have been a leading global innovator and manufacturer of a wide range of packaging and performance-based materials and equipment systems that serve an array of food, industrial, medical and consumer applications.
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
Basis of Presentation
     Our condensed consolidated financial statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our condensed consolidated balance sheet as of June 30, 2011 and our condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 have been made. The results set forth in our condensed consolidated statements of operations for the three and six months ended June 30, 2011 and in our condensed consolidated statements of cash flows for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. All amounts are approximate due to rounding. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, had no impact on our consolidated financial position, results of operations and cash flows.
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
(2) Recently Issued Accounting Standards
Adopted in 2011
     In September 2009, the Financial Accounting Standards Board (“FASB”) ratified an amendment to accounting standards addressing revenue recognition for arrangements with multiple revenue-generating activities. The amendment addresses how revenue should be allocated to separate elements that could impact the timing of recognizing revenue. The amendment is effective for us on a prospective basis for revenue arrangements entered into or materially modified on or after January 1, 2011, and earlier application is permitted. We adopted this amendment on January 1, 2011 on a prospective basis, and any impact to our consolidated financial position and results of operations will depend on future revenue arrangements we enter into. Currently, we do not believe the adoption of this amendment will materially impact our consolidated financial position and results of operations.
Pending Adoption
     In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05). Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Furthermore, regardless of the presentation methodology elected, the entity will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. The amendments contained in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments also do not affect how earnings per share is calculated or presented. ASU 2011-05 is effective for us on January 1, 2012. Although adopting the guidance will not impact our accounting for comprehensive income, it will affect our presentation of components of comprehensive income by eliminating our practice of showing these items within our Consolidated Statements of Stockholders’ Equity.
(3) Proposed Acquisition of Diversey Holdings, Inc.
     On May 31, 2011, we entered into a definitive agreement to acquire Diversey Holdings, Inc. in a transaction valued at approximately $4.3 billion. Pursuant to the terms of the agreement, Diversey stockholders will receive an aggregate of approximately $2.1 billion in cash (subject to certain adjustments) and 31.7 million shares of our common stock, which valued at $25.68 per share based on our closing stock price on May 31, 2011, results in a total equity consideration of $2.9 billion and the refinancing of $1.4 billion of Diversey net debt. Upon closing of the transaction, Diversey stockholders are expected to own approximately 15% of our diluted common shares outstanding.
     Our consolidated financial statements as of and for the six months ended June 30, 2011 cover periods before the closing of the proposed acquisition and the consummation of the other transactions related to the proposed acquisition. Accordingly, while we have taken actions and incurred $6.6 million of costs related to the proposed acquisition that are reflected in our consolidated financial statements as of and for the six months ended June 30, 2011, our consolidated financial statements do not reflect the significant future impact that the proposed acquisition and the related transactions will have on us, our consolidated financial position and our results of operations.
     We have committed financing in place to fund all of the cash consideration of the transaction and refinance substantially all existing indebtedness at Diversey. Citigroup Global Markets, Inc. and its affiliates, Bank of America, N.A., BNP Paribas and the Royal Bank of Scotland plc made several (and not joint) commitments to provide 50%, 25%, 12.5% and 12.5% respectively, on the principal amount of senior secured credit facilities including a $750 million equivalent term loan A credit facility (“Term Loan A Facility “), a $1.55 billion equivalent term loan B credit facility (“Term Loan B Facility”), and a $700 million equivalent revolving credit facility (“Revolving Credit Facility”), as well as a $1.5 billion equivalent senior unsecured bridge facility (“Bridge Facility”), on the terms and subject to the conditions set forth in an amended and restated debt commitment letter dated June 17, 2011. The proceeds of the Term Loan A and B Facilities and the Bridge Facility may be used on the closing date of the acquisition to pay a portion of the aggregate cash consideration, refinance certain indebtedness and to pay related fees and expenses. The proceeds under the Revolving Credit Facility are expected to be used to finance working capital needs, general corporate purposes including the payment of the amounts required upon effectiveness of the Settlement agreement and, if necessary, fees and expenses associated with the acquisition and original issue discount, if any. We anticipate that our current global credit facility and European credit facility will be refinanced with the proposed financing discussed above. See Note 9, “Debt and Credit Facilities,” for a description of our current credit facilities.
     The merger agreement contains certain termination rights for both us and Diversey and further provides that, upon termination of the merger agreement in the event that the financing for the transaction is not obtained, we will be required to pay Diversey a cash termination fee of $160 million.
     As mentioned above, we will be issuing 31.7 million shares of Sealed Air common stock to certain stockholders of Diversey. These shares will be issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Such shares of common stock have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. We are required to file a shelf registration statement with the SEC on or prior to the closing of the acquisition to provide for the offer and resale of our shares of common stock received by Diversey stockholders and option holders in the acquisition.
     The proposed acquisition has been granted early termination under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976 and has also received regulatory clearance from the European Commission under the European Union Merger Regulation. The proposed acquisition is still subject to the satisfaction of customary closing conditions and certain foreign regulatory approvals, which are in process. We have begun the integration planning process and expect the acquisition to close in the fourth quarter of 2011 following the receipt of all remaining regulatory approvals and the satisfaction of all of the closing conditions.

(4) Segments
     The following table shows net sales, depreciation and amortization and operating profit by our segment reporting structure.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales
Food Packaging	$501.9	$459.4	$976.8	$906.6
Food Solutions	261.9	228.2	490.7	447.3
Protective Packaging	353.5	320.9	688.6	627.4
Other	95.3	81.2	185.0	169.6

Total	$1,212.6	$1,089.7	$2,341.1	$2,150.9

Depreciation and amortization
Food Packaging	$16.9	$17.1	$33.2	$36.0
Food Solutions	8.2	7.3	15.7	15.2
Protective Packaging	6.4	7.6	13.4	15.4
Other	5.4	5.0	10.6	10.0

Total	$36.9	$37.0	$72.9	$76.6

Operating profit
Food Packaging	$62.3	$57.5	$124.9	$114.0
Food Solutions	25.2	23.1	44.6	44.0
Protective Packaging	46.3	45.3	86.3	84.8
Other	1.9	3.0	2.9	10.6

Total segments and other	135.7	128.9	258.7	253.4
Costs related to the proposed acquisition of Diversey	6.6	—	6.6	—
Restructuring and other (credits) charges	—	(0.3)	—	0.3

Total	$129.1	$129.2	$252.1	$253.1

Assets by Reportable Segments
     The following table shows assets allocated by our segment reporting structure. Only assets which are identifiable by segment and reviewed by our chief operating decision maker by segment are allocated to the reportable segment assets, which are trade receivables, net, and finished goods inventories, net. All other assets are included in “Assets not allocated.”

	June 30,	December 31,
	2011	2010
Assets:
Trade receivables, net, and finished goods inventory, net
Food Packaging	$436.1	$409.8
Food Solutions	221.5	204.7
Protective Packaging	329.6	297.9
Other	67.5	54.9

Total segments and other	1,054.7	967.3
Assets not allocated
Cash and cash equivalents	705.0	675.6
Property and equipment, net	957.0	948.3
Goodwill	1,954.2	1,945.9
Other	916.4	862.3

Total	$5,587.3	$5,399.4

Allocation of Goodwill to Reportable Segments
     Our management views goodwill as a corporate asset, so we do not allocate our goodwill balance to the reportable segments. However, we are required to allocate goodwill to each reporting unit to perform our annual impairment review of goodwill, which we do during the fourth quarter of the year. See Note 8, “Goodwill and Identifiable Intangible Assets,” for the allocation of goodwill and the changes in goodwill balances in the six months ended June 30, 2011 by our reporting unit structure.

(5) Accounts Receivable Securitization Program
     We and a group of our U.S. subsidiaries maintain an accounts receivable securitization program with a bank and an issuer of commercial paper administered by the bank. As of June 30, 2011, the maximum purchase limit for receivable interests was $125 million, subject to the availability limits described below.
     The amounts available from time to time under the program may be less than $125 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. During the six months ended June 30, 2011, the level of eligible assets available under the program was lower than $125 million primarily due to our current credit rating. As a result, the amount available to us under the program was approximately $91 million at June 30, 2011. Although we do not believe that these restrictive provisions presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.
     As of June 30, 2011 and December 31, 2010, we had no amounts outstanding under this program, and we did not utilize this program during the first six months of 2011.
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
     Under limited circumstances, the bank and the issuer of commercial paper can end purchases of receivables interests before the above dates. A downgrade of our long-term senior unsecured debt to BB- or below by Standard & Poor’s Rating Services or Ba3 or below by Moody’s Investors Service, Inc., or failure to comply with interest coverage, debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables program. We were in compliance with the credit rating provisions and these ratios at June 30, 2011 and December 31, 2010.
     Any transfers of ownership interests in receivables under this program are considered secured borrowings and will be recorded as liabilities on our condensed consolidated balance sheets. Also, the fees on outstanding borrowings under this program, if any, will be included in interest expense, and the costs of commitment fees on the unused portion of this program are included in other expense, net, on our condensed consolidated statements of operations.
(6) Inventories
     The following table details our inventories and the reduction of certain inventories to a LIFO basis.

	June 30,	December 31,
	2011	2010
Inventories (at FIFO, which approximates replacement value):
Raw materials	$115.0	$94.5
Work in process	143.8	112.6
Finished goods	396.9	337.8

Subtotal (at FIFO)	655.7	544.9
Reduction of certain inventories to LIFO basis	(53.9)	(49.1)

Total	$601.8	$495.8

     We determine the value of non-equipment U.S. inventories by the last-in, first-out or LIFO inventory method. U.S. inventories determined by the LIFO method were $136 million at June 30, 2011 and $102 million at December 31, 2010.

(7) Property and Equipment, net
     The following table details our property and equipment, net.

	June 30,	December 31,
	2011	2010
Land and improvements	$60.4	$53.0
Buildings	644.4	620.1
Machinery and equipment	2,418.6	2,325.8
Other property and equipment	111.1	106.3
Construction-in-progress	53.3	43.6

Property and equipment	3,287.8	3,148.8
Accumulated depreciation and amortization	(2,330.8)	(2,200.5)

Property and equipment, net	$957.0	$948.3

     The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest cost capitalized	$0.8	$0.8	$1.7	$2.1
Depreciation and amortization expense for property and equipment	34.4	34.2	67.9	71.0
(8) Goodwill and Identifiable Intangible Assets
Goodwill
     The following table shows our goodwill balances by our reporting unit structure.

	Carrying	Impact of	Carrying
	Value at	Foreign	Value at
	December 31,	Currency	June 30,
	2010	Translation	2011
Food Packaging segment	$382.9	$1.6	$384.5
Food Solutions segment	147.9	0.6	148.5
Protective Packaging segment:
Protective Packaging	1,144.5	4.9	1,149.4
Shrink Packaging	115.1	0.5	115.6

Total Protective Packaging segment	1,259.6	5.4	1,265.0
Other:
Specialty Materials	109.9	0.5	110.4
Medical Applications	45.6	0.2	45.8
New Ventures	—	—	—

Total Other	155.5	0.7	156.2

Total Company	$1,945.9	$8.3	$1,954.2

     We test goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and at other times if events or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. During the six months ended June 30, 2011, we determined that there were no events or changes in circumstances that occurred that would indicate that the fair value of any of our reporting units may be below its carrying value.

     Identifiable Intangible Assets
     The following tables summarize our identifiable intangible assets with definite and indefinite useful lives.

	June 30,	December 31,
	2011	2010
Gross carrying value	$118.8	$113.2
Accumulated amortization	(41.1)	(35.2)

Total	$77.7	$78.0

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

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
Amortization expense of intangible assets	$2.5	$2.8	$5.0	$5.6
The following table shows the remaining estimated future amortization expense at June 30, 2011.

2011	$4.8
2012	8.6
2013	7.4
2014	6.3
2015	5.8
2016	4.8
Thereafter	9.0

Total	$46.7

(9) Debt and Credit Facilities
     Our total debt outstanding consisted of the amounts included in the table below.

	June 30,	December 31,
	2011	2010
Short-term borrowings	$9.8	$23.5
Current portion of long-term debt	1.9	6.5

Total current debt	11.7	30.0
5.625% Senior Notes due July 2013, less unamortized discount of $0.3 in 2011 and $0.4 in 2010(1)	400.7	399.4
12% Senior Notes due February 2014(1)	156.6	156.0
7.875% Senior Notes due June 2017, less unamortized discount of $6.9 in 2011 and $7.4 in 2010	393.1	392.6
6.875% Senior Notes due July 2033, less unamortized discount of $1.4 in 2011 and $1.5 in 2010	448.6	448.5
Other	2.9	2.7

Total long-term debt, less current portion	1,401.9	1,399.2

Total debt	$1,413.6	$1,429.2

(1)	Amount includes adjustments due to interest rate swaps. See “Interest Rate Swaps,” of Note 10, “Derivatives and Hedging Activities,” for further discussion.

Lines of Credit
     The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including the global credit facility and European credit facility, which are discussed below, and the amounts available under our accounts receivable securitization program. Our principal credit lines were committed and consisted of the global credit facility and the European credit facility. We are not subject to any material compensating balance requirements in connection with our lines of credit. We anticipate that the global credit facility and the European credit facility will be refinanced as part of the proposed financing in connection with the proposed acquisition of Diversey. See Note 3, “Proposed Acquisition of Diversey Holdings, Inc.” for further details.

	June 30,	December 31,
	2011	2010
Used lines of credit	$9.8	$23.5
Unused lines of credit	941.6	902.8

Total available lines of credit	$951.4	$926.3

Available lines of credit—committed	$686.2	$671.2
Available lines of credit—uncommitted	265.2	255.1

Total available lines of credit	$951.4	$926.3

Accounts receivable securitization program—committed(1)	$91.0	$91.0

(1)	See Note 5, “Accounts Receivable Securitization Program,” for further details of this program.
Global Credit Facility
     The global credit facility is available for general corporate purposes, including the payment of amounts required to be paid upon the effectiveness of the Settlement agreement as defined and discussed in Note 13, “Commitments and Contingencies.” We may re-borrow amounts repaid under the facility from time to time before its expiration or earlier termination. Our obligations under the facility bear interest at floating rates, which are generally determined by adding the applicable borrowing margin to the base rate or the interbank rate for the relevant currency and time period. The facility provides for changes in borrowing margins based on our long-term senior unsecured debt ratings. The facility has an expiration date of July 26, 2012. As of June 30, 2011, the total amount available under the global credit facility was $472 million.
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
     We did not utilize this facility in the six months ended June 30, 2011 and there were no amounts outstanding under this facility at June 30, 2011 and December 31, 2010.
European Credit Facility
     We have a €150 million European credit facility, which was equivalent to U.S. $214 million at June 30, 2011. The facility has an expiration date of July 26, 2012. A syndicate of banks made this facility available to Sealed Air and a group of our European subsidiaries for general corporate purposes, including the payment of amounts required to be paid upon effectiveness of the Settlement agreement. The terms of this facility are substantially similar to the terms of our global credit facility. We may re-borrow amounts repaid under the European credit facility from time to time before the expiration or earlier termination of the facility.
     We did not utilize this facility in the six months ended June 30, 2011 and there were no amounts outstanding under this facility at June 30, 2011 and December 31, 2010.

Other Lines of Credit
     Substantially all our short-term borrowings of $10 million at June 30, 2011 and $24 million at December 31, 2010 were outstanding under lines of credit available to several of our foreign subsidiaries. The following table details our other lines of credit.

	June 30,	December 31,
	2011	2010
Available lines of credit	$265.2	$257.8
Unused lines of credit	255.4	234.3
Weighted average interest rate	7.4%	7.4%
Covenants
     Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. Our global credit facility and our European credit facility contain financial covenants relating to interest coverage, debt leverage and minimum liquidity and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the Settlement agreement discussed above. We were in compliance with the above financial covenants and limitations, as applicable, at June 30, 2011.
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
     The estimated fair value of these contracts, which represents the estimated net balance that would be paid or that would be received by us in the event of their termination, based on the then current foreign currency exchange rates, was a net current asset of $1 million at June 30, 2011 and a net current liability of $0.3 million at December 31, 2010.
Foreign Currency Forward Contracts Designated as Cash Flow Hedges
     The primary purposes of our cash flow hedging activities are to manage the potential changes in value associated with the amounts receivable or payable on equipment and raw material transactions that are denominated in foreign currencies in order to minimize the impact of the changes in foreign currencies. We record gains and losses on foreign currency forward contracts qualifying as cash flow hedges in other comprehensive income to the extent that these hedges are effective and until we recognize the underlying transactions in net earnings, at which time we recognize these gains or losses in other expense, net, on our condensed consolidated statements of operations.
     Net unrealized after tax gains (losses) related to these contracts were included in other comprehensive income for the three and six months ended June 30, 2011 and 2010 and were immaterial. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.
Interest Rate Swaps
     From time to time, we may use interest rate swaps to manage our mix of fixed and floating interest rates on our outstanding indebtedness.
     At June 30, 2011, we had outstanding interest rate swaps related to our 12% Senior Notes and our 5.625% Senior Notes that qualified and were designated as fair value hedges. We entered into these interest rate swaps to effectively convert these senior notes into floating rate debt.

We recorded a mark-to-market adjustment to record an increase of $8 million at June 30, 2011 in the carrying amount of these senior notes due to changes in interest rates and an offsetting increase to other assets at June 30, 2011 to record the fair value of the related interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.
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
     Under the terms of most of our outstanding interest rate swap agreements in 2011, we received interest at a fixed rate and paid interest at variable rates that were based on the one-month London Interbank Offered Rate, or LIBOR. The remaining portion of our outstanding interest rate swap agreements in 2011 were based on the six-month LIBOR. As a result of our interest rate swap agreements, interest expense was reduced by $1 million in each of the three months ended June 30, 2011 and 2010, and $2 million in each of the six months ended June 30, 2011 and 2010.
Other Derivative Instruments
     We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to foreign exchange rates and interest rate and currency swaps related to access to international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At June 30, 2011 and December 31, 2010, we had no foreign exchange options or interest rate and currency swap agreements outstanding.
     See Note 11, “Fair Value Measurements and Other Financial Instruments,” for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments.
Fair Value of Derivative Instruments
     The following table details the fair value of our derivative instruments included on our condensed consolidated balance sheets.

	Fair Value of Asset		Fair Value of (Liability)
	Derivatives(1)		Derivatives(1)
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010
Derivatives designated as hedging instruments:
Foreign currency forward contracts (cash flow hedges)	$0.2	$0.1	$—	$—

Interest rate swaps	$7.7	$6.0	$—	$(0.2)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	$3.0	$0.5	$(1.6)	$(0.8)

Total	$10.9	$6.6	$(1.6)	$(1.0)

(1)	Asset derivatives were included in other current assets for the foreign currency forward contracts and other assets for the interest rate swaps. Liability derivatives were included in other current liabilities for foreign currency forward contracts and other liabilities for interest rate swaps.
     The following table details the effect of our derivative instruments on our condensed consolidated statements of operations.

		Amount of Gain (Loss)
		Recognized in
	Net Earnings on Derivatives(1)
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
Derivatives designated as hedging instruments:
Interest rate swaps	$1.4	$1.2	$2.3	$2.1
Foreign currency forward contracts(2)	0.1	(0.2)	0.1	(0.3)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(2)	(4.5)	14.8	0.6	(10.5)

Total	$(3.0)	$15.8	$3.0	$(8.7)

(1)	Amounts recognized on the foreign currency forward contracts were included in other expense, net. Amounts recognized on the interest rate swaps were included in interest expense.

(2)	The net gains and (losses) included above were substantially offset by the net (losses) and gains resulting from the remeasurement of the underlying foreign currency denominated items, which are included in other expense, net, on the condensed consolidated statement of operations. The underlying foreign currency denominated items include receivables and payables and interest-bearing intercompany loans and receivables and payables. See “Foreign Currency Forward Contracts Not Designated as Hedges” above for further information.
(11) Fair Value Measurements and Other Financial Instruments
Fair Value Measurements
     In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and consider counterparty credit risk in our assessment of fair value. Fair value measurement should be determined based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
•	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

•	Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.
     The following table details the fair value hierarchy of our financial instruments.

	Total
June 30, 2011	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$9.4	$—	$9.4	$—

Derivative financial instruments net asset:
Interest rate swaps	$7.7	$—	$7.7	$—

Derivative financial instruments net liability:
Foreign currency forward contracts	$1.6	$—	$1.6	$—

	Total
December 31, 2010	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$163.4	$53.4	$110.0	$—

Derivative financial instruments net asset:
Interest rate swaps	$5.8	$—	$5.8	$—

Derivative financial instruments net liability:
Foreign currency forward contracts	$0.2	$—	$0.2	$—

Cash Equivalents
     Our cash equivalents at June 30, 2011 consisted of commercial paper (fair value determined using Level 2 inputs). Our cash equivalents at December 31, 2010 consisted of investments in U.S. Treasury obligations (fair value determined using Level 1 inputs) and commercial paper (fair value determined using Level 2 inputs). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.
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

     Counterparties to these foreign currency forward contracts and interest rate swaps are rated at least A- by Standard & Poor’s and A3 by Moody’s. None of these counterparties experienced any significant ratings downgrades in the six months ended June 30, 2011. The fair value generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date.
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
     The table below shows the carrying amounts and estimated fair values of our total debt.

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
5.625% Senior Notes due July 2013(1)	$400.7	$418.2	$399.4	$423.1
12% Senior Notes due February 2014(1)	156.6	171.6	156.0	196.5
7.875% Senior Notes due June 2017	393.1	429.0	392.6	438.8
6.875% Senior Notes due July 2033	448.6	397.7	448.5	415.1
Other foreign loans	12.4	12.1	26.2	26.0
Other domestic loans	2.2	2.1	6.5	6.5

Total debt	$1,413.6	$1,430.7	$1,429.2	$1,506.0

(1)	The carrying value and fair value of such debt include adjustments due to interest rate swaps. See Note 10, “Derivatives and Hedging Activities.”
(12) Income Taxes
Effective Income Tax Rate and Income Tax Provision
     Our effective income tax rate was 27.9% for the three months ended June 30, 2011 and 27.8% for the three months ended June 30, 2010. Our effective income tax rate was 27.5% for the six months ended June 30, 2011 and 28.3% for the six months ended June 30, 2010.
     For both the three and six months ended June 30, 2011 and June 30, 2010, our effective income tax rate was lower than the statutory U.S. federal income tax rate of 35% primarily due to our lower net effective income tax rate on foreign earnings and our domestic manufacturing deduction, partially offset by state income taxes. The rate for the three and six months ended June 30, 2011 was also increased by non-deductible acquisition costs related to our proposed acquisition of Diversey incurred during the three months ended June 30, 2011 and reduced by certain U.S. tax credits which were not available for the three and six months ended June 30, 2010.
Unrecognized Tax Benefits
     There have been no material changes to the Company’s unrecognized tax benefits as reported at June 30, 2011, nor have we changed our policy with regard to the reporting of penalties and interest related to unrecognized tax benefits. Therefore, a reconciliation of unrecognized tax benefits from January 1, 2011 through June 30, 2011 has not been provided.

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
     We recorded a pre-tax charge of approximately $850 million as a result of the Settlement agreement on our condensed consolidated statement of operations for the year ended December 31, 2002. The charge consisted of the following items:
•	a charge of $513 million covering a cash payment that we will be required to make under the Settlement agreement upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy. Because we cannot predict when a plan of reorganization may become effective, we recorded this liability as a current liability on our condensed consolidated balance sheet at December 31, 2002. Under the terms of the Settlement agreement, this amount accrues interest at a 5.5% annual rate from December 21, 2002 to the date of payment. We have recorded this interest in interest expense on our condensed consolidated statements of operations and in Settlement agreement and related accrued interest on our condensed consolidated balance sheets. The accrued interest, which is compounded annually, was $297 million at June 30, 2011 and $275 million at December 31, 2010.

•	a non-cash charge of $322 million representing the fair market value at the date we recorded the charge of nine million shares of Sealed Air common stock that we expect to issue under the Settlement agreement upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy, which was adjusted to eighteen million shares due to our two-for-one stock split in March 2007. These shares are subject to customary anti-dilution provisions that adjust for the effects of stock splits, stock dividends and other events affecting our common stock. The fair market value of our common stock was $35.72 per pre-split share ($17.86 post-split) as of the close of business on December 5, 2002. We recorded this amount on our condensed consolidated balance sheet at December 31, 2002 as follows: $0.9 million representing the aggregate par value of these shares of common stock reserved for issuance related to the Settlement agreement, and the remaining $321 million, representing the excess of the aggregate fair market value over the aggregate par value of these common shares, in additional paid-in capital. The diluted net earnings per common share calculations for the three and six months ended June 30, 2011 and 2010 reflect the eighteen million shares of common stock that we have reserved for issuance related to the Settlement agreement.

•	$16 million of legal and related fees as of December 31, 2002.
     Settlement agreement and related costs reflected legal and related fees for Settlement-related matters of $0.2 million for the three months ended June 30, 2011, $0.6 million for the six months ended June 30, 2011, $0.3 million for the three months ended June 30, 2010, and $0.6 million for the six months ended June 30, 2010, which are included in other expense, net, on our condensed consolidated statements of operations.
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
     With the fraudulent transfer trial set to commence on December 9, 2002, on November 27, 2002, we reached an agreement in principle with the Committees prosecuting the claims against the Company and Cryovac, Inc., to resolve all current and future asbestos-related claims arising from the Cryovac transaction. On the same day, the court entered an order confirming that the parties had reached an amicable resolution of the disputes among the parties and that counsel for us and the Committees had agreed and bound the parties to the terms of the agreement in principle. As discussed above, the agreement in principle called for payment of nine million shares of our common stock and $513 million in cash, plus interest on the cash payment at a 5.5% annual rate starting on December 21, 2002 and ending on the effective date of an appropriate plan of reorganization in the Grace bankruptcy, when we are required to make the payment. These shares are subject to customary anti-dilution provisions that adjust for the effects of stock splits, stock dividends and other events affecting our common stock, and as a result, the number of shares of our common stock that we will issue increased to eighteen million shares upon the two-for-one stock split in March 2007. On December 3, 2002, the Company’s Board of Directors approved the agreement in principle. We received notice that both of the Committees had approved the agreement in principle as of December 5, 2002. The parties subsequently signed the definitive

Settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. On November 26, 2003, the parties jointly presented the definitive Settlement agreement to the U.S. District Court for the District of Delaware for approval. On Grace’s motion to the U.S. District Court, that court transferred the motion to approve the Settlement agreement to the Bankruptcy Court for disposition.
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
     Although we are optimistic that, if it were to become effective, the PI Settlement Plan would implement the terms of the Settlement agreement, we can give no assurance that this will be the case notwithstanding the Bankruptcy Court’s confirmation of the PI Settlement Plan. The terms of the PI Settlement Plan remain subject to amendment. Moreover, the PI Settlement Plan is subject to the satisfaction of a number of conditions which are more fully set forth in the PI Settlement Plan and include, without limitation, the availability of exit financing and the approval of the PI Settlement Plan by the District Court. Additionally, various parties have filed notices of appeal or have otherwise challenged the Memorandum Opinion and the Confirmation Order, and the PI Settlement Plan may be subject to further appeal or challenge before the District Court or other courts. The appealing parties have designated various issues to be considered on appeal, including, without limitation, issues relating to releases and injunctions contained in the PI Settlement Plan. The District Court held hearings on June 28 and June 29, 2011, to hear oral arguments in connection with appeals of the Memorandum Opinion and the Confirmation Order. The Court took the matter under advisement and did not render a decision at the hearings.
     While the Bankruptcy Court has confirmed the PI Settlement Plan and the District Court has held a hearing to consider oral arguments relating to appeals of the Memorandum Opinion and the Confirmation Order, additional proceedings may be held before the District Court or other courts to consider matters related to the PI Settlement Plan. We do not know whether or when the District Court will affirm the Memorandum Opinion or the Confirmation Order or approve the PI Settlement Plan, or whether or when a final plan of reorganization will become effective. Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) is confirmed by the Bankruptcy Court, approved by the District Court, and does become effective, we do not know whether the final plan of reorganization will be consistent with the terms of the Settlement agreement or if the other conditions to our obligation to pay the Settlement agreement amount will be met. If these conditions are not satisfied or not waived by us, we will not be obligated to pay the amount contemplated by the Settlement agreement. However, if we do not pay the Settlement agreement amount, we will not be released from the various asbestos related, fraudulent transfer, successor liability, and indemnification claims made against us and all of these claims would remain pending and would have to be resolved through other means, such as through agreement on alternative settlement terms or trials. In that case, we could face liabilities that are significantly different from our obligations under the Settlement agreement. We cannot estimate at this time what those differences or their magnitude may be. In the event these liabilities are materially larger than the current existing obligations, they could have a material adverse effect on our consolidated financial position and results of operations. We will continue to review the Grace bankruptcy proceedings (including appeals and other proceedings relating to the Memorandum Opinion, the Confirmation Order, or the PI Settlement Plan), as well as any amendments or changes to the Memorandum Opinion, the Confirmation Order, or the PI Settlement Plan, to verify compliance with the Settlement agreement.
Fresenius Claims
     In January 2002, we filed a declaratory judgment action against Fresenius Medical Care Holdings, Inc., its parent, Fresenius AG, a German company, and specified affiliates in New York State court asking the court to resolve a contract dispute between the parties. The Fresenius parties contended that we were obligated to indemnify them for liabilities that they might incur as a result of the 1996 Fresenius transaction mentioned above. The Fresenius parties’ contention was based on their interpretation of the agreements between them and W. R. Grace & Co. — Conn. in connection with the 1996 Fresenius transaction. In February 2002, the Fresenius parties announced that they had accrued a charge of $172 million for these potential liabilities, which included pre-transaction tax liabilities of Grace and the costs of defense of litigation arising from Grace’s Chapter 11 filing. We believe that we were not responsible to indemnify the Fresenius parties under the 1996 agreements and filed the action to proceed to a resolution of the Fresenius parties’ claims. In April 2002, the Fresenius parties filed a motion to dismiss the action and for entry of declaratory relief in its favor. We opposed the motion, and in July 2003, the court denied the motion without prejudice in view of the November 27, 2002 agreement in principle referred to above. As noted above, under the Settlement agreement, we and the Fresenius parties will exchange mutual releases, which will release us from any and all claims related to the 1996 Fresenius transaction.

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

(14) Stockholders’ Equity
Quarterly Cash Dividends
     On July 14, 2011, our Board of Directors declared a quarterly cash dividend of $0.13 per common share. This dividend is payable on September 16, 2011 to stockholders of record at the close of business on September 2, 2011. The estimated amount of this dividend payment is $21 million based on 160 million shares of our common stock issued and outstanding as of July 31, 2011.
     During the first six months of 2011, we declared and paid quarterly cash dividends of $0.13 per common share on March 18, 2011 to stockholders of record at the close of business on March 4, 2011 and on June 17, 2011 to stockholders of record at the close of business on June 3, 2011. We used available cash totaling $42 million to pay these quarterly cash dividends.
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
2005 Contingent Stock Plan
Share-based Incentive Compensation
     We record share-based incentive compensation expense in marketing, administrative and development expenses on our condensed consolidated statements of operations with a corresponding credit to additional paid-in capital within stockholders’ equity based on the fair value of the share-based incentive compensation awards at the date of grant. We recognize an expense or credit reflecting the straight-line recognition, net of estimated forfeitures, of the expected cost of the program. For the 2011 three-year PSU awards, 2010 three-year PSU awards and the 2009 three-year PSU awards, to the extent the expected performance against the targets has improved or worsened, the cumulative amount accrued to date is adjusted up or down.
     The table below shows our total share-based incentive compensation expense.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
2011 Three-year PSU Awards	$0.9	$—	$1.8	$—
2010 Three-year PSU Awards	3.0	0.7	3.8	1.5
2009 Two-year PSU Awards	—	2.0	—	4.0
2009 Three-year PSU Awards	0.9	1.4	2.4	2.7
SLO Awards	0.2	0.1	0.6	0.4
Other long-term share-based incentive compensation programs	2.4	1.8	4.6	4.9

Total share-based incentive compensation expense	$7.4	$6.0	$13.2	$13.5

     The following table shows the estimated amount of total share-based incentive compensation expense expected to be recognized on a straight-line basis over the remaining respective vesting periods by program at June 30, 2011.

	2011	2012	2013	2014	Total
2011 Three-year PSU Awards	$1.8	$3.6	$3.6	$—	$9.0
2010 Three-year PSU Awards	2.3	4.5	—	—	6.8
2009 Three-year PSU Awards	3.8	—	—	—	3.8
SLO Awards	0.6	0.3	—	—	0.9
Other long-term share-based incentive compensation programs	4.8	7.5	4.0	0.6	16.9

Total share-based incentive compensation expense	$13.3	$15.9	$7.6	$0.6	$37.4

     For the 2011 three-year PSU awards, 2010 three-year PSU awards and the 2009 three-year PSU awards, the estimated amount of this future share-based incentive compensation expense will fluctuate based on: 1) the expected level of achievement of the respective goals and measures considered probable in future quarters, which impacts the number of shares that could be issued; and 2) the future price of our common stock, which impacts the expense related to additional discretionary shares.
     The discussion that follows provides further details of our share-based incentive compensation programs.
     Performance Share Unit Awards
     As part of our long term incentive program adopted in 2008, during the first 90 days of each year, the Organization and Compensation

Committee of our Board of Directors, or Compensation Committee, has approved Performance Share Unit (PSU) awards for our executive officers and other selected key executives, which includes for each officer or executive a target number of shares of common stock and performance goals and measures that will determine the percentage of the target award that is earned following the end of the performance period. Following the end of the performance period, participants will also receive a cash payment in the amount of the dividends (without interest) that would have been paid during the performance period on the number of shares that they have earned. As of June 30, 2011, we have accrued $2 million for these dividends in other current liabilities on our condensed consolidated balance sheet.
     2011 Three-year PSU Awards
     In March 2011, the Compensation Committee approved awards with a three-year performance period beginning January 1, 2011. The Compensation Committee established principal performance goals, which are 1) three-year cumulative volume growth of net trade sales and 2) three-year average return on invested capital (“ROIC”). These performance goals are outlined in further detail in the Proxy Statement for our 2011 Annual Meeting of Stockholders. The targeted number of shares of common stock that can be earned is 409,410 shares for these 2011 PSU awards. If the threshold level is achieved for either of the two performance goals mentioned above, then the number of shares earned for each participant can be increased (if the additional goal mentioned below is achieved) or decreased (if the additional goal mentioned below is not achieved) by up to 10% of the target level at the discretion of the Compensation Committee, or an aggregate of 40,941 shares for all participants. The additional goal is a 2013 safety result of a total recordable incident rate (a workplace safety indicator) (“TRIR”) of 1.20 or better, excluding facilities acquired during the performance period.
     The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares depending on the level of achievement of the performance goals and measures, plus or minus the 40,941 additional discretionary shares mentioned above.
     The expense included in the table above was calculated using a grant date common stock share price of $26.18 per share on March 11, 2011 and is based on management’s estimate as of June 30, 2011 of the level of probable achievement of the performance goals and measures, which was determined to be at the target level, or 100% achievement (409,410 shares).
     2010 Three-year PSU Awards
     In March 2010, the Compensation Committee approved awards with a three-year performance period beginning January 1, 2010. The Compensation Committee established principal performance goals, which are 1) three-year cumulative volume growth of net trade sales and 2) three-year average ROIC. These performance goals are outlined in further detail in the Proxy Statement for our 2011 Annual Meeting of Stockholders. The targeted number of shares of common stock that can be earned is 433,481 shares for these 2010 PSU awards. If the threshold level is achieved for either of the two performance goals mentioned above, then the number of shares earned for each participant can be increased (if the additional goal mentioned below is achieved) or decreased (if the additional goal mentioned below is not achieved) by up to 10% of the target level at the discretion of the Compensation Committee, or an aggregate of 43,348 shares for all participants. The additional goal is a 2012 safety result of TRIR of 1.20 or better, excluding facilities acquired during the performance period.
     The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares depending on the level of achievement of the performance goals and measures, plus or minus the 43,348 additional discretionary shares mentioned above.
     The expense included in the table above was calculated using a grant date common stock share price of $20.88 per share on March 8, 2010 and is based on management’s estimate as of June 30, 2011 of the level of probable achievement of the performance goals and measures, which was determined to be at the maximum level, or 200% achievement (433,481, net of forfeitures) for the volume goal and at the target level, or 100% achievement (216,741 shares, net of forfeitures) for the ROIC goal.
     2009 Three-year and Two-year PSU Awards
     The targeted number of shares of common stock that can be earned is 551,131 for the 2009 three-year PSU award. The total number of shares to be issued for each PSU for the three-year awards can range from zero to 200% of the target number of shares depending on the level of achievement of the operating profit performance goals and measures. If the threshold level is achieved for the operating performance goals and measures, then the number of shares earned for each participant can be increased (if the additional goals mentioned below are achieved) or decreased (if the additional goals mentioned below are not achieved) by up to 10% of the target level at the discretion of the Compensation Committee, or an aggregate of 55,113 shares for all participants. The additional goals are 1) average quarterly inventory days on hand starting December 31, 2008 through the performance period below the average quarterly days on hand for the period December 31, 2007 through December 31, 2008; and 2) a safety result for the final year of the performance period of TRIR of 1.30 or better, excluding facilities acquired during the performance period. These provisions are outlined in further detail in the 2010 Proxy Statement for our Annual Meeting of Stockholders. Probable achievement of the operating profit performance goals and measures based on management’s estimate as of June 30, 2011 was determined to be at the maximum level, or 200% achievement (1,102,262 shares, net of forfeitures). The expense included in the table above for the shares related to the achievement of the operating performance goals and measures was calculated using a common stock share price of $20.88 per share on March 8, 2010. The expense included in the table above for the shares related to the additional goals was calculated using a common stock share price of $23.79 on June 30, 2011, because of their discretionary nature.
     In February 2011, we issued 1,114,139 shares of common stock for the 2009 two-year PSU awards. These awards were based on the achievement of the operating profit performance goals and measures at the maximum level, or 200% achievement in the two-year performance period of 2009 through 2010. We concurrently acquired 408,751 of these shares of common stock as withholding from employees to satisfy their minimum tax withholding obligations, as provided for in our 2005 contingent stock plan. These acquired shares are held in common stock in treasury at a fair market value of $12 million.
     Stock Leverage Opportunity Awards
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
     The equity award will be made in the form of an award of restricted stock or restricted stock units that will vest on the second anniversary of the grant date or earlier in the event of death, disability or retirement from employment with us, and the shares subject to the award will not be transferable by the recipient until the later of vesting or the second anniversary of the grant date. If the recipient ceases to be employed by us before vesting, then the shares will be forfeited, except for certain circumstances following a change in control. The award will be made in the form of restricted stock unless the award would be taxable to the recipient before the shares become transferable by the recipient, in which case the award will be made in the form of restricted stock units. Recipients who hold SLO awards in the form of restricted stock receive dividends. Recipients who hold SLO awards in the form of restricted stock units receive a cash payment in the amount of the dividends (without interest) on the shares they have earned at about the same time that shares are issued to them following the period of restriction. As of June 30, 2011, we have accrued for these dividends in other current liabilities on our condensed consolidated balance sheet and the amount was immaterial.
     For 2011, the Compensation Committee set the SLO award premium at 25%. The 2011 SLO target awards comprise an aggregate of 94,935 restricted stock shares and restricted stock units as of June 30, 2011. For 2010, the Compensation Committee set the SLO award premium at 25%. The 2010 SLO awards that were issued on March 13, 2011 comprised an aggregate of 34,596 restricted stock shares and restricted stock units.
     We record compensation expense for these awards in marketing, administrative and development expenses on the condensed consolidated statement of operations with a corresponding credit to additional paid-in-capital within stockholder’s equity, based on the fair value of the awards at the end of each reporting period, which reflects the effects of stock price changes.
     For the three and six months ended June 30, 2011, compensation expense related to the 2011 SLO awards was recognized based on the extent to which the performance goals and measures for our 2011 annual cash bonuses were considered probable of achievement at June 30, 2011. This expense is being recognized over a fifteen month period on a straight-line basis since a majority of the awards will vest at grant date, which will be no later than March 15, 2012, due to the retirement eligibility provision.
     For the three and six months ended June 30, 2010, compensation expense related to the 2010 SLO awards was recognized based on the extent to which the performance goals and measures for 2010 annual cash bonuses were considered probable of achievement at June 30, 2010. This expense was recognized over a fifteen month period on a straight-line basis since a majority of the awards vested at grant date, which was March 13, 2011, due to the retirement eligibility provision.
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

(15) Net Earnings Per Common Share
     The following table shows the calculation of basic and diluted net earnings per common share under the two-class method.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic Net Earnings Per Common Share:
Numerator
Net earnings available to common stockholders	$65.0	$67.0	$124.7	$128.1
Distributed and allocated undistributed net earnings to non-vested restricted stockholders	(0.4)	(0.5)	(0.8)	(0.9)

Distributed and allocated undistributed net earnings to common stockholders	64.6	66.5	123.9	127.2
Distributed net earnings—dividends paid to common stockholders	(20.7)	(19.0)	(41.4)	(38.0)

Allocation of undistributed net earnings to common stockholders	$43.9	$47.5	$82.5	$89.2

Denominator
Weighted average number of common shares outstanding—basic	159.2	158.3	159.0	158.1

Basic net earnings per common share:
Distributed net earnings to common stockholders	$0.13	$0.12	$0.26	$0.24
Allocated undistributed net earnings to common stockholders	0.28	0.30	0.52	0.56

Basic net earnings per common share:	$0.41	$0.42	$0.78	$0.80

Diluted Net Earnings Per Common Share:
Numerator
Distributed and allocated undistributed net earnings to common stockholders	$64.6	$66.5	$123.9	$127.2
Add: Allocated undistributed net earnings to non-vested restricted stockholders	0.3	0.3	0.5	0.6
Less: Undistributed net earnings reallocated to non-vested restricted stockholders	(0.3)	(0.3)	(0.5)	(0.6)

Net earnings available to common stockholders—diluted	$64.6	$66.5	$123.9	$127.2

Denominator
Weighted average number of common shares outstanding—basic	159.2	158.3	159.0	158.1
Effect of assumed issuance of Settlement agreement shares	18.0	18.0	18.0	18.0
Effect of non-vested restricted stock and restricted stock units	0.3	0.2	0.2	0.2

Weighted average number of common shares outstanding—diluted	177.5	176.5	177.2	176.3

Diluted net earnings per common share	$0.37	$0.38	$0.70	$0.72

     PSU Awards
     Since the PSU awards discussed in Note 14, “Stockholders’ Equity,” are contingently issuable shares that are based on a condition other than earnings or market price, these shares will be included in the diluted weighted average number of common shares outstanding when they have met the performance conditions as of these dates. The shares for the 2010 three-year PSU awards related to the three-year cumulative volume growth of net trade sales growth goal are included in the diluted weighted average number of common shares outstanding for the three and six months ended June 30, 2011 because the target level of this performance condition was met in the three months ended June 30, 2011. All other PSU awards have not been included in the diluted weighted average number of common shares outstanding in the three and six months ended June 30, 2011 because they have not met their respective performance conditions as of these dates.
     SLO Awards
     The shares or units associated with the 2011 SLO awards are considered contingently issuable shares and therefore are not included in the basic or diluted weighted average number of common shares outstanding for the three and six months ended June 30, 2011. These shares or units, discussed in Note 14, “Stockholders’ Equity,” will not be included in the common shares outstanding until the final determination of the amount of annual incentive compensation is made in the first quarter of the following year. Once this determination is made, the shares or units will be included in the basic weighted average number of common shares outstanding if the employee is retirement eligible or in the diluted weighted average number of common shares outstanding if the employee is not retirement eligible. The numbers of shares or units associated with SLO awards for the 2010 and earlier fiscal years that were included in the common shares outstanding for the three and six months ended June 30, 2011 and 2010 were nominal.

(16) Other Expense, net
     The following table provides details of other expense, net.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest and dividend income	2.2	$2.0	$4.2	$4.0
Net foreign exchange transaction losses	(3.1)	(3.3)	(7.5)	(1.8)
Settlement agreement and related costs	(0.2)	(0.3)	(0.6)	(0.6)
Noncontrolling interests	0.9	0.6	1.6	1.1
Other, net	(1.8)	(2.1)	(3.6)	(3.6)

Other expense, net	$(2.0)	$(3.1)	$(5.9)	$(0.9)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with our condensed consolidated financial statements and related notes set forth in Item 1 of Part I of this quarterly report on Form 10-Q, MD&A set forth in Item 7 of Part II of our 2010 Annual Report on Form 10-K and our consolidated financial statements and related notes set forth in Item 8 of Part II of that Form 10-K. See Part II, Item 1A, “Risk Factors” and “Cautionary Notice Regarding Forward-Looking Statements,” below, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in millions, except per share amounts. When we cross-reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements,” unless the context indicates otherwise.
Non-U.S. GAAP Information
     In our MD&A, we present financial information in accordance with U.S. GAAP and we also present financial measures that do not conform to U.S. GAAP, which we refer to as non-U.S. GAAP. As discussed below, we provide this supplemental information as our management believes it is useful to investors. Investors should use caution, however, when reviewing our non-U.S. GAAP presentations. The non-U.S. GAAP information is not a substitute for U.S. GAAP information. It does not purport to represent the similarly titled U.S. GAAP information and is not an indicator of our performance under U.S. GAAP. Further, non-U.S. GAAP financial measures that we present may not be comparable with similarly titled measures used by others.
     Our management will assess our gross profit, operating profit and EPS performance both on an U.S. GAAP basis and on a non-U.S. GAAP basis. Our non-U.S. GAAP gross profit, operating profit and EPS performance excludes items we consider unusual or special items. We evaluate these items on an individual basis. Our evaluation of whether to exclude an unusual or special item for purposes of determining our non-U.S. GAAP financial performance considers both the quantitative and qualitative aspects of the item, including, among other things (i) its size and nature, (ii) whether or not it relates to our ongoing business operations, and (iii) whether or not we expect it to occur as part of our normal business on a regular basis. For purposes of determining non-U.S. GAAP financial performance, unusual or special items and their related tax effect are excluded. Further, the items excluded from these non-U.S. GAAP financial measures may also be excluded from the calculations of our performance measures set by the Compensation Committee for purposes of determining incentive compensation. Thus, our management believes that this information may be useful to investors.
     In our “2011 Outlook” below, we present our anticipated full year 2011 diluted net earnings per common share (“EPS”) on a U.S. GAAP basis, but we also note that we will exclude any non-operating gains or losses that may be recognized in 2011 related to currency fluctuations in Venezuela from our adjusted EPS. We believe these gains or losses are attributable to the significant foreign exchange fluctuations in that country and are not indicative of a normal operating environment. We will exclude future non-operating gains and or losses from our non-U.S. GAAP adjusted EPS relating to our Venezuelan subsidiary until such time that we believe the foreign exchange environment in Venezuela stabilizes. We have also excluded transaction costs related to our proposed acquisition of Diversey and we will exclude future transaction and integration costs related to our proposed acquisition of Diversey from our adjusted operating profit and adjusted EPS in 2011. We believe that excluding the items discussed above from our U.S. GAAP reported and projected EPS performance will aid in the comparison of our adjusted EPS performance between 2011 and prior years.
     In addition, in some of the discussions and tables that follow, we exclude the impact of foreign currency translation when presenting net sales information, which we define as “constant dollar.” Changes in net sales excluding the impact of foreign currency translation are non-U.S. GAAP financial measures. As a worldwide business, it is important that we take into account the effects of foreign currency translation when we view our results and plan our strategies. Nonetheless, we cannot directly control changes in foreign currency exchange rates. Consequently, when our management evaluates our net sales to measure the performance of our business, they typically exclude the impact of foreign currency translation from net sales. We also exclude the impact of foreign currency translation when making some incentive compensation determinations. As a result, our management believes that these presentations may be useful to investors.
Recent Events
     Proposed Acquisition of Diversey
     On May 31, 2011, we entered into a definitive agreement to acquire Diversey in a transaction valued at approximately $4.3 billion. We have begun the integration planning process and expect the transaction to be completed in the fourth quarter of 2011. The information in this MD&A covers periods before the closing of the proposed acquisition and the consummation of the other transactions related to the proposed acquisition. Accordingly, this MD&A does not reflect the significant future impact that the proposed acquisition and the related transactions will have on us, our consolidated financial position and our results of operations. See Note 3, “Proposed Acquisition of Diversey Holdings, Inc.” for further details.
     Dividends
     On July 14, 2011, our Board of Directors declared a quarterly cash dividend of $0.13 per common share. This dividend is payable on September 16, 2011 to stockholders of record at the close of business on September 2, 2011. The estimated amount of this dividend payment is $21 million based on 160 million shares of our common stock issued and outstanding as of July 31, 2011.

     During the first six months of 2011, we declared and paid quarterly cash dividends of $0.13 per common share on March 18, 2011 to stockholders of record at the close of business on March 4, 2011 and on June 17, 2011 to stockholders of record at the close of business on June 3, 2011. We used available cash totaling $42 million to pay these quarterly cash dividends.
2011 Outlook
     We are maintaining our full year 2011 EPS guidance of $1.75 per share to $1.85 per share. This guidance does not include the effects of the proposed acquisition of Diversey. We expect to achieve an average constant dollar sales growth rate of 5% to 7% in 2011, with half of this growth rate from product price/mix. See “Components of Change in Net Sales” below for additional outlook related to our expectations for full year net sales results. We believe that the combination of the following factors, through the balance of 2011, will position us to generate results within our 2011 EPS guidance:
•	additional benefits from our pricing actions to offset higher energy-based costs;

•	operating leverage on unit volume growth;

•	tight control of expenses;

•	productivity improvements from our supply chain initiatives; and

•	favorable foreign currency translation.
     We continue to expect solid sales growth and ongoing productivity improvements as we progress toward our 15% operating margin goal by 2013.
     We have revised our full year 2011 guidance assumption for capital expenditures to be in the range of $100 million to $125 million as compared with our prior guidance of $125 million to $150 million. This reduction reflects timing of projects and the ability to utilize incremental capacity achieved through our supply chain initiatives.
     All other 2011 EPS guidance assumptions outlined in our 2010 Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 have not changed. Our 2011 guidance continues to exclude the payment of the Settlement agreement, as the timing of the settlement is still unknown. Final payment of the Settlement agreement is expected to be accretive to EPS by approximately $0.12 per share to $0.14 per share annually following the payment date. This EPS accretion assumes we use a substantial portion of cash on hand for the payment and cease to accrue interest on the settlement liability balance. See “Settlement Agreement and Related Costs,” of “Material Commitments and Contingencies” below, for further discussion. Additionally, as mentioned above, our 2011 guidance excludes any non-operating gains or losses that may be recognized in 2011 due to currency fluctuations in Venezuela and any transaction or integration costs related to our proposed acquisition of Diversey.
Highlights of Financial Performance
     Below are some highlights of our financial performance.

	Second Quarter of		%	First Six Months of		%
	2011	2010	Change	2011	2010	Change
Net sales	$1,212.6	$1,089.7	11%	$2,341.1	$2,150.9	9%

Gross profit	324.3	$300.5	8	633.3	$600.5	5
As a % of net sales	26.7%	27.6%		27.1%	27.9%
Marketing, administrative and development expenses	188.6	171.6	10	374.6	347.1	8
As a % of net sales	15.6%	15.7%		16.0%	16.1%
Costs related to the proposed acquisition of Diversey	6.6	—	#	6.6	—	#
Restructuring and other charges	—	(0.3)	#	—	0.3	#

Operating profit	$129.1	$129.2	—	$252.1	$253.1	—

As a % of net sales	10.6%	11.9%		10.8%	11.8%
Interest expense	(36.9)	(41.0)	(10)	(73.9)	(81.7)	(10)
Other expense	(2.0)	(3.1)	(35)	(5.9)	(0.9)	#
Net earnings available to common stockholders	$65.0	$67.0	(3)%	$124.7	$128.1	(3)%

U.S. GAAP net earnings per common share:
Basic	$0.41	$0.42	(3)%	$0.78	$0.80	(3)%

Diluted	$0.37	$0.38	(3)%	$0.70	$0.72	(3)%

Non-U.S. GAAP adjusted diluted net earnings per common share	$0.40	$0.35	14%	$0.73	$0.70	4%

Weighted average number of common shares outstanding:
Basic	159.2	158.3		159.0	158.1

Diluted	177.5	176.5		177.2	176.3

#	Denotes a variance greater than or equal to 100%, or not meaningful.

     As shown in the table above, our adjusted EPS increased 14% to $0.40 per share in the second quarter of 2011 compared with adjusted EPS of $0.35 per share in the same period of 2010 and increased 4% to $0.73 per share in the first six months of 2011 as compared with the same period of 2010.
Diluted Net Earnings per Common Share
     The following table presents a reconciliation of our U.S. GAAP EPS to non-U.S. GAAP adjusted EPS.

	Second		First Six
	Quarter of		Months of
	2011	2010	2011	2010
U.S. GAAP diluted net earnings per common share	$0.37	$0.38	$0.70	$0.72
Add: Costs related to the proposed acquisition of Diversey of $5.8, net of taxes of $0.8 in 2011	0.03	—	0.03	—
Add: Global manufacturing strategy and restructuring and other charges of $2.2, net of taxes of $0.9 in 2010	—	—	—	0.01
(Less): Foreign currency exchange gains related to Venezuelan subsidiary of $4.4, net of taxes of $2.2 for the three months ended June 30, 2010 and $5.1, net of taxes of $2.7 for the six months ended June 30, 2010	—	(0.03)	—	(0.03)

Non-U.S. GAAP adjusted diluted net earnings per common share	$0.40	$0.35	$0.73	$0.70

     See Note 15, “Net Earnings Per Common Share,” for further details on the calculation of our U.S. GAAP basic and diluted EPS.
     See the discussions that follow for further details about the material factors that contributed to the increase in our adjusted EPS in 2011 as compared with 2010.
Net Sales by Segment Reporting Structure
     The following table presents net sales by our segment reporting structure.

	Second Quarter of		%	First Six Months of		%
	2011	2010	Change	2011	2010	Change
Net sales:
Food Packaging	$501.9	$459.4	9%	$976.8	$906.6	8%
As a % of net sales	41.4%	42.2%		41.7%	42.1%
Food Solutions	261.9	228.2	15	490.7	447.3	10
As a % of net sales	21.6%	20.9%		21.0%	20.8%
Protective Packaging	353.5	320.9	10	688.6	627.4	10
As a % of net sales	29.2%	29.5%		29.4%	29.2%
Other	95.3	81.2	17	185.0	169.6	9
As a % of net sales	7.8%	7.4%		7.9%	7.9%

Total	$1,212.6	$1,089.7	11%	$2,341.1	$2,150.9	9%

Net Sales by Geographic Region
     The following tables present our net sales by geographic region and the components of change in net sales by geographic region.

	Second Quarter of		%	First Six Months of		%
	2011	2010	Change	2011	2010	Change
Net sales:
U.S.	$546.5	$513.7	6%	1,065.4	$997.5	7%
As a % of net sales	45.1%	47.1%		45.5%	46.4%
International	666.1	576.0	16	1,275.7	1,153.4	11
As a % of net sales	54.9%	52.9%		54.5%	53.6%

Total net sales	$1,212.6	$1,089.7	11%	$2,341.1	$2,150.9	9%

Second Quarter of 2011	U.S.		International		Total Company
Volume—Units	$8.2	1.6%	$21.1	3.7%	$29.3	2.7%
Volume—Acquired businesses, net of (dispositions)	0.4	0.1	—	—	0.4	—
Product price/mix	24.2	4.7	5.1	0.9	29.3	2.7
Foreign currency translation	—	—	63.9	11.1	63.9	5.9

Total	$32.8	6.4%	$90.1	15.7%	$122.9	11.3%

First Six Months of 2011	U.S.		International		Total Company
Volume—Units	$25.9	2.6%	$35.2	3.1%	$61.1	2.8%
Volume—Acquired businesses, net of (dispositions)	0.6	0.1	—	—	0.6	—
Product price/mix	41.4	4.2	6.5	0.6	47.9	2.2
Foreign currency translation	—	—	80.6	7.0	80.6	3.7

Total	$67.9	6.9%	$122.3	10.7%	$190.2	8.7%

Foreign Currency Translation Impact on Net Sales
     As shown above, 55% of our consolidated net sales are generated outside the U.S. As we are a U.S. domiciled company, we translate our foreign currency denominated net sales into U.S. dollars. Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our net sales from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact. The most significant currencies that contributed to the translation of our net sales and our other consolidated financial results are the euro, the Brazilian real, the Australian dollar, the Canadian dollar and the British pound.
     We experienced a favorable impact from foreign currency translation on our consolidated net sales of $64 million in the second quarter of 2011 and $81 million in the first six months of 2011 compared with the same periods of 2010. These increases were primarily due to the strengthening of the euro, the Australian dollar and Brazilian real to the U.S. dollar. As noted above, our 2011 EPS guidance assumes a favorable impact from foreign currency translation on our full year net sales and EPS.
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

	Food		Food		Protective				Total
Second Quarter of 2011	Packaging		Solutions		Packaging		Other		Company
Volume—Units	$4.1	0.9%	$5.7	2.5%	$12.1	3.8%	$7.4	9.2%	$29.3	2.7%
Volume—Acquired businesses, net of (dispositions)	—	—	—	—	0.4	0.1	—	—	0.4	—
Product price/mix (1)	14.3	3.1	9.9	4.3	4.1	1.3	1.0	1.2	29.3	2.7
Foreign currency translation	24.1	5.2	18.1	7.9	16.0	5.0	5.7	7.0	63.9	5.9

Total change (U.S. GAAP)	$42.5	9.2%	$33.7	14.7%	$32.6	10.2%	$14.1	17.4%	$122.9	11.3%

Impact of foreign currency translation	(24.1)	(5.2)	(18.1)	(7.9)	(16.0)	(5.0)	(5.7)	(7.0)	(63.9)	(5.9)

Total constant dollar change (Non-U.S. GAAP)	$18.4	4.0%	$15.6	6.8%	$16.6	5.2%	$8.4	10.4%	$59.0	5.4%

	Food		Food		Protective				Total
First Six Months of 2011	Packaging		Solutions		Packaging		Other		Company
Volume—Units	$13.0	1.4%	$5.3	1.2%	$34.8	5.5%	$8.0	4.7%	$61.1	2.8%
Volume—Acquired businesses, net of (dispositions)	—	—	—	—	0.6	0.1	—	—	0.6	—
Product price/mix (1)	23.7	2.6	16.0	3.6	6.3	1.0	1.9	1.1	47.9	2.2
Foreign currency translation	33.5	3.7	22.1	4.9	19.5	3.1	5.5	3.2	80.6	3.7

Total change (U.S. GAAP)	$70.2	7.7%	$43.4	9.7%	$61.2	9.7%	$15.4	9.0%	$190.2	8.7%

Impact of foreign currency translation	(33.5)	(3.7)	(22.1)	(4.9)	(19.5)	(3.1)	(5.5)	(3.2)	(80.6)	(3.7)

Total constant dollar change (Non-U.S. GAAP)	$36.7	4.0%	$21.3	4.8%	$41.7	6.6%	$9.9	5.8%	$109.6	5.0%

(1)	Includes the net impact of our pricing actions and rebates as well as the period-to-period change in the mix of products sold. Also included in our reported product price/mix is the net effect of some of our customers purchasing our products in non-U.S. dollar or euro denominated countries at selling prices denominated in U.S. dollars or euros. This primarily arises when we export products from the U.S. and euro-zone countries. The impact to our reported product price/mix of these purchases in other countries at selling prices denominated in U.S. dollars or euros was not material in the periods included in the tables above.
Food Packaging Segment Net Sales
     Second Quarter of 2011 Compared With the Same Period of 2010
     The $18 million, or 4%, constant dollar increase in 2011 compared with 2010 was primarily due to:
•	favorable product price/mix in the U.S. of $14 million, or 7%, from the benefits of prior pricing actions that were implemented to offset rising energy-based costs, as well as, formula contract price adjustments;

•	higher unit volumes in the U.S. of $8 million, or 4%, mostly due to higher unit volumes from new business gains and, to a lesser extent, a slight average increase in some of our customers’ animal production rates resulting in higher sales of most packaging formats; and

•	higher unit volumes in Europe of $3 million, or 4%, mostly due to higher equipment demand from new and existing customers and new business gains in developing regions including Russia and Poland.
     These favorable drivers were partially offset by lower unit volumes in Canada of $5 million, or 25%, primarily due to a customer loss. This customer loss is not considered material to our consolidated net sales. Also partially offsetting the favorable drivers mentioned above were lower unit volumes in Latin America primarily in Brazil, and in Australia. The unfavorable unit volume variances in Brazil and Australia were primarily due to the currency appreciation in these countries, reducing export demand of these countries’ fresh red meat products, which in turn unfavorably affected the sale of our fresh red meat packaging products.
     First Six Months of 2011 Compared With the Same Period of 2010
     The $37 million, or 4%, constant dollar increase in 2011 compared with 2010 was primarily due to:
•	favorable product price/mix in the U.S. of $25 million, or 5%, from the benefits of prior pricing actions that were implemented to offset rising energy-based costs, as well as formula contract price adjustments;

•	higher unit volumes in the U.S. of $21 million, or 5%, due to the same factors mentioned in the second quarter of 2011 discussion above; and

•	higher unit volumes in Europe of $7 million, or 4%, mostly due to higher equipment demand from new and existing customers.
     These favorable drivers were partially offset by lower unit volumes in Canada of $9 million, or 22%, primarily due to the customer loss mentioned above. Also partially offsetting the favorable drivers mentioned above were lower unit volumes in Latin America, primarily experienced in Brazil, and in Australia. The unfavorable unit volume variances in Brazil and Australia were primarily due to the currency appreciation factors discussed above. In addition, adverse weather conditions experienced in Australia also affected the sale of our fresh red meat and dairy packaging products in that country in the first quarter of 2011.
     Based on external industry projections of animal production rates and our estimates of ongoing adoption of our products and solutions, we expect these trends to result in an estimated low single-digit percent unit volume growth rate for the full year of 2011 as compared with 2010.
Food Solutions Segment Net Sales
     Second Quarter of 2011 Compared With the Same Period of 2010
     The $16 million, or 7%, constant dollar increase in net sales in 2011 compared with 2010 was primarily due to:
•	higher unit volumes in Europe of $8 million, or 10%, mostly due to higher equipment demand from new and existing customers and higher sales of our case-ready products;

•	favorable product price/mix in the U.S. of $7 million, or 7%, and Europe of $2 million, or 3%, both from the benefits of prior pricing actions that were implemented to offset rising energy-based costs and from formula price adjustments; and

•	higher unit volumes in Australia of $4 million, or 12%, mostly due to higher demand for our fresh dairy packaging products from new and existing customers attributable to recent growth in this regions’ fresh dairy products market.
     These favorable drivers were partially offset by lower unit volumes in the U.S. of $8 million, or 8%, resulting from a change in our case-ready format by a major retailer in mid-2010. A portion of this lost unit volume is now being supplied in another format by our Food Packaging segment. The remainder of the lost unit volume was not material to our consolidated net sales.
     First Six Months of 2011 Compared With the Same Period of 2010
     The $21 million, or 5%, constant dollar increase in 2011 compared with 2010 was primarily due to:
•	higher unit volumes in Europe of $10 million, or 7%, mostly due to higher sales of our case-ready products and, to a lesser extent, higher equipment demand from new and existing customers;

•	favorable product price/mix in the U.S. of $11 million, or 6%, and Europe of $4 million, or 3%, both from the benefits of prior pricing actions that were implemented to offset rising energy-based costs and formula price adjustments; and

•	higher unit volumes in Australia of $4 million, or 7%, due to the same factors mentioned in the second quarter of 2011 discussion above.
     These favorable drivers were partially offset by lower unit volumes in the U.S. of $13 million, or 7%, due to the same factor mentioned in the second quarter of 2011 discussion above.
     We expect unit volume growth trends to be similar to those in our Food Packaging segment discussed above. As a result, we are estimating we will achieve low single-digit percent unit volume for the full year of 2011 compared with 2010.

Protective Packaging Segment Net Sales
     Second Quarter of 2011 Compared With the Same Period of 2010
     The $17 million, or 5%, constant dollar increase in net sales in 2011 compared with 2010 was primarily due to higher unit volumes in all regions, specifically in the U.S. of $7 million, or 4%, and in Asia of $4 million, or 13%. These unit volume increases were predominantly due to higher year-over-year industrial production rates in those regions, which in turn favorably affected the sales of our Instapak® family of products to existing customers in the order fulfillment space and our inflatable materials and equipment systems to new and existing customers in the e-commerce space. We also experienced favorable product price/mix in Europe of $3 million, or 4%, due to the benefits of prior pricing actions, which were implemented to offset rising energy-based costs.
     First Six Months of 2011 Compared With the Same Period of 2010
     The $42 million, or 7%, constant dollar increase in 2011 compared with 2010 was primarily due to higher unit volumes in the U.S. of $17 million, or 5%, in Europe of $9 million, or 5%, and in Asia of $7 million, or 13%. These unit volume increases were due to the same factors mentioned in the second quarter of 2011 discussion above. We also experienced favorable product price/mix in Europe of $4 million, or 3%, due to the benefits of prior pricing actions that were implemented to offset rising energy-based costs.
     We expect future unit volumes to grow at a slightly lower rate than reported in the second quarter of 2011 due to more challenging year-over-year comparisons. We expect this factor will reduce growth rates from ongoing expansion of customer relationships, solid reception of our solutions and ongoing modest economic recovery. As a result, we expect full year 2011 unit volume growth to be in the low-to-mid-single digit percent range compared with 2010.
Other Net Sales
     Second Quarter of 2011 Compared With the Same Period of 2010
     The $8 million, or 10%, constant dollar increase in net sales in 2011 compared with 2010 was primarily due to higher unit volumes in Europe of $5 million, or 12%, mostly in our specialty materials business attributable to higher demand for our products primarily from the construction sector.
     First Six Months of 2011 Compared With the Same Period of 2010
     The $10 million, or 6%, constant dollar increase in 2011 compared with 2010 was primarily due to higher unit volumes in Europe of $9 million, or 11%, due to the same factors mentioned in the second quarter of 2011 discussion above. This favorable factor was partially offset by lower unit volumes in our medical applications business in Asia of $2 million, or 16%, due to extensive pre-buying among Chinese customers in the second quarter of 2010 ahead of a reformulation of our product line requiring licensing approval. Late in the third quarter of 2010, we received Chinese government approval to import, distribute and sell the reformulated medical film.
     We expect these businesses’ unit volumes to increase for the full year 2011 compared with 2010 at a high-single digit percent rate as both the specialty materials and medical applications businesses continue to experience solid demand for their solutions as economic conditions improve.
Cost of Sales
     Our primary input costs include resins, direct and indirect labor, other raw materials, energy-related costs and transportation costs. We utilize petrochemical-based resins in the manufacture of many of our products. The costs for these raw materials are impacted by the rise and fall in crude oil and natural gas prices, since they serve as feedstocks utilized in the production of most resins. The prices for these feedstocks have been particularly volatile in recent years due to changes in global demand, global price escalations and political unrest in the Middle East. In addition, supply and demand imbalances of intermediate compounds such as benzene as well as supplier facility outages also influence resin costs. Although changes in the prices of crude oil and natural gas are not perfect benchmarks, they are indicative of the variations in raw materials and other input costs we face. We continue to monitor changes in raw material and energy-related costs as they occur and take pricing actions as appropriate to lessen the impact of cost increases when they occur. We also have productivity, yield and product reformulations initiatives that have offset a portion of the increase unit input costs.

	Second			First Six
	Quarter of		%	Months of		%
	2011	2010	Change	2011	2010	Change
Cost of sales	$888.3	$789.2	13%	$1,707.8	$1,550.4	10%
As a % of net sales	73.3%	72.4%		73.0%	72.1%

     Second Quarter of 2011 Compared With the Same Period of 2010
     The $99 million increase in cost of sales in 2011 compared with 2010 was primarily due to:
•	an unfavorable impact of foreign currency translation of $48 million;

•	higher raw materials costs of $40 million;

•	the impact of higher unit sales volume of $20 million; and

•	higher transportation and energy-related costs of $5 million primarily in our Food and Protective Packaging businesses.
     These factors were partially offset by supply chain productivity improvements, which we estimate to be $10 million.
     First Six Months of 2011 Compared With the Same Period of 2010
     The $157 million increase in cost of sales in 2011 compared with 2010 was primarily due to:
•	higher raw materials costs of $70 million;

•	an unfavorable impact of foreign currency translation of $60 million;

•	the impact of higher unit sales volume of $45 million; and

•	higher transportation and energy-related costs of $10 million primarily in our Food and Protective Packaging businesses.
     These factors were partially offset by supply chain productivity improvements, which we estimate to be approximately $20 million.
     We believe that the prices for some of our raw materials may have eased from the second quarter of 2011 peaks and we now anticipate that these prices should decline modestly and then stabilize through the balance of year. Accordingly, we believe that our estimated full year average raw materials cost increase included in our 2011 EPS guidance of an increase in the low-teen percent range is still appropriate and representative of our raw materials cost dynamics.
Marketing, Administrative and Development Expenses

	Second			First Six
	Quarter of		%	Months of		%
	2011	2010	Change	2011	2010	Change
Marketing, administrative and development expenses	$188.6	$171.6	10%	$374.6	$347.1	8%
As a % of net sales	15.6%	15.7%		16.0%	16.1%
     Second Quarter of 2011 Compared With the Same Period of 2010
     The $17 million increase in marketing, administrative and development expenses in 2011 compared with 2010 was primarily due to:
•	an unfavorable impact of foreign currency translation of $9 million; and

•	an increase in selling and marketing expenses of $5 million to support our sales growth. This amount also includes the impact of higher compensation and benefits expense including additional headcount and salary increases.
     First Six Months of 2011 Compared With the Same Period of 2010
     The $28 million increase in marketing, administrative and development expenses in 2011 compared with 2010 was primarily due to:
•	an unfavorable impact of foreign currency translation of $11 million;

•	an increase in selling and marketing expenses of $10 million to support our sales growth, including higher compensation and benefits expense as a result of additional headcount and salary increases;

•	additional spending for innovation and new product introductions of $2 million primarily in the first quarter of 2011 related to three small acquisitions that closed in the second half of 2010; and

•	severance charges in the first quarter of 2011 of $2 million, primarily to better align our resources with our growth opportunities in our Food Solutions segment.
Costs Related to the Proposed Acquisition of Diversey
     We recorded $7 million of acquisition-related costs in the second quarter of 2011. These expenses include accrued transaction costs relating to advisory, consulting, legal and appraisal fees directly related to our proposed acquisition of Diversey. As discussed above, we will exclude these fees and expenses and any future integration costs from our adjusted EPS calculations in 2011. See Note 3, “Proposed Acquisition of Diversey Holdings, Inc.” for further discussion.

Operating Profit
     Management evaluates the performance of each reportable segment based on its operating profit, which is detailed in the table below.

	Second			First Six
	Quarter of		%	Months of		%
	2011	2010	Change	2011	2010	Change
Food Packaging	$62.3	$57.5	8%	$124.9	$114.0	10%
As a % of Food Packaging net sales	12.4%	12.5%		12.8%	12.6%
Food Solutions	25.2	23.1	9	44.6	44.0	1
As a % of Food Solutions net sales	9.6%	10.1%		9.1%	9.8%
Protective Packaging	46.3	45.3	2	86.3	84.8	2
As a % of Protective Packaging net sales	13.1%	14.1%		12.5%	13.5%
Other	1.9	3.0	(37)	2.9	10.6	(73)
As a % of Other net sales	2.0%	3.7%		1.6%	6.3%

Total segments and other	135.7	128.9	5%	258.7	253.4	2%
As a % of net sales	11.2%	11.8%		11.1%	11.8%
Costs related to the proposed acquisition of Diversey	6.6	—	#	6.6	—	#
Restructuring and other (credits) charges(1)	—	(0.3)	#	—	0.3	#

Total operating profit	129.1	$129.2	—%	252.1	$253.1	—%

As a % of net sales	10.6%	11.9%		10.8%	11.8%

#	Denotes a variance greater than or equal to 100%, or not meaningful.

(1)	Represents charges associated with the implementation of our global manufacturing strategy, primarily in our Food Packaging segment.
     As discussed above, our financial results are impacted by foreign currency translation. We estimate that our operating profit was favorably impacted by $7 million of foreign currency translation in the second quarter of 2011 and $10 million in the first six months of 2011 compared with the same periods of 2010. This equates to a favorable impact to our EPS of $0.03 per share in the second quarter of 2011 and $0.04 per share in the first six months of 2011 compared with the same periods in 2010.
     The following table shows the reconciliation of our U.S. GAAP gross profit and operating profit to non-U.S. GAAP adjusted gross profit and adjusted operating profit.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
U.S. GAAP gross profit as reported	$324.3	$300.5	$633.3	$600.5
As a % of total net sales	26.7%	27.6%	27.1%	27.9%
Add: Global manufacturing strategy charges	—	1.0	—	2.8
(Less) / add: European manufacturing facility closure (credits) charges	(0.1)	—	0.2	—

Non-U.S. GAAP adjusted gross profit	$324.2	$301.5	$633.5	$603.3

As a % of total net sales	26.7%	27.7%	27.1%	28.0%

U.S. GAAP operating profit as reported	$129.1	$129.2	$252.1	$253.1
As a % of total net sales	10.6%	11.9%	10.8%	11.8%
Add: Costs related to the proposed acquisition of Diversey	6.6	—	6.6	—
Add: Global manufacturing strategy restructuring and other charges	—	0.7	—	3.1
(Less) / add: European manufacturing facility closure (credits) charges	(0.1)	—	0.2	—

Non-U.S. GAAP adjusted operating profit	$135.6	$129.9	$258.9	$256.2

As a % of total net sales	11.2%	11.9%	11.1%	11.9%
     Food Packaging Segment Operating Profit
     The increases in operating profit in the second quarter and the first six months of 2011 compared with the same periods in 2010 were primarily due to the net favorable impacts of the changes in net sales mentioned above. These factors were partially offset by higher raw materials costs, which we estimate to be $15 million higher in the second quarter of 2011 and $30 million higher in the first six months compared with the same periods in 2010.
     Food Solutions Segment Operating Profit
     The increases in operating profit in the second quarter and the first six months of 2011 compared with the same periods in 2010 were primarily due to the net favorable impacts of the changes in net sales mentioned above. These factors were partially offset by higher raw materials costs, which we estimate to be $10 million higher in the second quarter of 2011 and $20 million higher in the first six months compared with the same periods in 2010.
     Protective Packaging Segment Operating Profit
     The increases in operating profit in the second quarter and the first six months of 2011 compared with the same periods in 2010 were primarily due to the net favorable impacts of the changes in net sales mentioned above. These factors were partially offset by higher raw materials costs, which we estimate to be $10 million higher in the second quarter of 2011 and $20 million higher in the first six months compared with the same periods in 2010.
     Other Operating Profit
     The declines in operating profit in the second quarter and first six months of 2011 compared with the same periods in 2010 were primarily due to higher raw materials costs, which we estimate to be $5 million higher in the second quarter of 2011 and $5 million higher in the first six months compared with the same periods in 2010. These factors were partially offset by the net favorable impacts of the increases in unit volumes mentioned above. Other operating profit also includes incremental spending on a technology-based venture acquired at the end of the second quarter of 2010.

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
     The following table details our interest expense.

	Second		2011 vs.	First Six		2011 vs.
	Quarter of		2010	Months of		2010
	2011	2010	Change	2011	2010	Change
Interest expense on the amount payable for the Settlement agreement	$10.8	$10.3	$0.5	$21.6	$20.5	$1.1
Interest expense on our senior notes:
5.625% Senior Notes due July 2013	5.0	5.5	(0.5)	10.4	11.0	(0.6)
12% Senior Notes due February 2014(1)	3.6	7.8	(4.2)	7.3	15.9	(8.6)
7.875% Senior Notes due June 2017	8.3	8.2	0.1	16.6	16.5	0.1
6.875% Senior Notes due July 2033	7.8	7.8	—	15.5	15.5	—
Other interest expense	2.2	2.2	—	4.2	4.4	(0.2)
Less: capitalized interest	(0.8)	(0.8)	—	(1.7)	(2.1)	0.4

Total	$36.9	$41.0	$(4.1)	$73.9	$81.7	$(7.8)

(1)	We redeemed $150 million of these notes in December 2010. See Note 9, “Debt and Credit Facilities,” for further details.
Foreign Currency Exchange Gains (Losses) Related to Venezuelan Subsidiary
     The foreign currency exchange gains and losses we recorded primarily in 2010 for our Venezuelan subsidiary were the result of two factors: 1) the significant changes in the exchange rates used to settle bolivar-denominated transactions and 2) the significant changes in the exchange rates used to remeasure our Venezuelan subsidiary’s financial statements at the balance sheet dates. We believe these gains and losses are attributable to the unstable foreign currency environment in Venezuela. As a result, we have excluded these gains and losses from our non-U.S. GAAP adjusted EPS in 2011 and we will exclude future non-operating gains and/or losses relating to our Venezuelan subsidiary until such time that we believe the foreign exchange environment in Venezuela stabilizes. See “Venezuela,” in “Foreign Exchange Rates,” below for further discussion.
Other Expense, net
     See Note 16, “Other Expense, net,” for the components of other expense, net.
Income Taxes
     Our effective income tax rate was 27.9% for second quarter of 2011 and 27.8% for the same period in 2010. Our effective income tax rate was 27.5% for the first six months of 2011 and 28.3% for the same period in 2010.
     For both the second quarter and first six months of 2011 and 2010, our effective income tax rate was lower than the statutory U.S. federal income tax rate of 35% primarily due to our lower net effective income tax rate on foreign earnings and our domestic manufacturing deduction, partially offset by state income taxes. The rate for the second quarter and first six months of 2011 was also increased by non-deductible acquisition costs incurred during the second quarter of 2011 and reduced by certain U.S. tax credits which were not available to reduce our U.S. federal income tax rate for the second quarter and first six months of 2010.
     Our full year 2011 effective tax rate may be higher or lower than our rate for second quarter of 2011 depending on, among other factors, our mix of foreign earnings and the amount of non-deductible acquisition expenses incurred during the year.

Liquidity and Capital Resources
     The information in this section sets forth material changes in and updates to material information contained in the Liquidity and Capital Resources section of MD&A set forth in Item 7 of Part II of our 2010 Annual Report on Form 10-K and should be read in conjunction with that discussion.
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
     We currently expect to fund a substantial portion of this payment when it becomes due by using accumulated cash and cash equivalents with the remainder from our committed credit facilities. Our global credit facility and European credit facility are available for general corporate purposes, including the payment of the amounts required upon effectiveness of the Settlement agreement. See “Principal Sources of Liquidity” below. The cash payment of $513 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. This accrued interest was $297 million at June 30, 2011 and is recorded in Settlement agreement and related accrued interest on our condensed consolidated balance sheet. The total liability on our condensed consolidated balance sheet was $810 million at June 30, 2011. In addition, the Settlement agreement provides for the issuance of 18 million shares of our common stock. Since the impact of issuing these shares is dilutive to our EPS, under U.S. GAAP, they have been included in our diluted weighted average number of common shares outstanding in our calculation of EPS for all periods presented. See Note 15, “Net Earnings Per Common Share,” for details of our calculation of EPS.
     Tax benefits resulting from the payment made under the Settlement agreement, which are currently recorded as deferred tax assets on our consolidated balance sheets, are anticipated to provide $370 million of current and future cash tax benefits at the time the payment under the Settlement agreement is made. These deferred tax assets reflect the cash portion of the Settlement agreement and related accrued interest and the value of the 18 million shares of our common stock at a post-split price of $17.86 per share, which was the price when the Settlement agreement was reached in 2002. The amount and timing of our future cash tax benefits could vary, depending on the amount of cash paid by us and various facts and circumstances at the time of payment under the Settlement agreement, including the price of our common stock, our tax position and the applicable tax codes. Any changes in the tax benefits resulting from an increase in our stock price in excess of the $17.86 share price will not have an impact on our consolidated net earnings.
     Additionally we may incur an approximate one percentage point increase in our effective income tax rate during the calendar year in which we make the payment under the Settlement. We anticipate that funding the Settlement agreement will result in a loss for U.S. income tax purposes, and this loss will eliminate some tax benefits for that year, primarily the domestic manufacturing deduction.
     While the Bankruptcy Court has confirmed the PI Settlement Plan and the District Court has held hearings to consider oral arguments relating to appeals of the Memorandum Opinion and the Confirmation Order, additional proceedings may be held before the District Court or other courts to consider matters related to the PI Settlement Plan. Various parties have appealed or have otherwise challenged the Memorandum Opinion and the Confirmation Order, and the PI Settlement Plan may be subject to further appeal or challenge before the District Court or other courts. The appealing parties have designated various issues to be considered on appeal, including, without limitation, issues relating to releases and injunctions contained in the PI Settlement Plan. We will continue to review the Grace bankruptcy proceedings (including appeals and other proceedings relating to the Memorandum Opinion, the Confirmation Order, or the PI Settlement Plan), as well as any amendments or changes to the Memorandum Opinion, the Confirmation Order, or the PI Settlement Plan, to verify compliance with the Settlement agreement. We do not know whether or when a final plan of reorganization will become effective or whether the final plan will be consistent with the terms of the Settlement agreement.
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
     Cash and Cash Equivalents
     The following table summarizes our accumulated cash and cash equivalents.

	June 30,	December 31,
	2011	2010
Cash and cash equivalents	$705.0	$675.6
     See “Analysis of Historical Cash Flows” below.
     Lines of Credit
     At June 30, 2011, there were no amounts outstanding under our global and European credit facilities, and we had $686 million available to us under these facilities. We did not utilize these facilities at any time during 2011. We anticipate that the global credit facility and the European credit facility will be refinanced as part of the proposed financing in connection with the proposed acquisition of Diversey. The proceeds under the new Revolving Credit Facility are expected to be used to finance working capital needs, general corporate purposes including the payment of the amounts required upon effectiveness of the Settlement agreement and, if necessary, fees and expenses associated with the acquisition and original issue discount, if any. See Note 3, “Proposed Acquisition of Diversey Holdings, Inc.” for further details.
     Further information about our lines of credit, our outstanding long-term debt and the related financial covenants and limitations is provided in Note 9, “Debt and Credit Facilities.”
     Accounts Receivable Securitization Program
     At June 30, 2011, we had $91 million available to us under the program, and we did not utilize this program in 2011.
     See Note 5, “Accounts Receivable Securitization Program,” for information concerning this program.
     Debt Ratings
     Our cost of capital and ability to obtain external financing may be affected by our debt ratings, which the credit rating agencies review periodically. The Company and our long-term senior unsecured debt are currently rated BB+ (positive outlook) by Standard & Poor’s (“S&P”). This rating is considered non-investment grade. The Company and our long-term senior unsecured debt are currently rated Baa3 by Moody’s. This rating is considered investment grade. If our credit ratings are downgraded, there could be a negative impact on our ability to access capital markets and borrowing costs could increase. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.
     As a result of our proposed acquisition of Diversey, S&P announced that it placed its ratings of the Company and our long-term senior unsecured debt on CreditWatch with negative implications. The CreditWatch placement reflects the likelihood that S&P will lower its ratings of the Company and our long-term senior unsecured debt because of the resulting increase in debt leverage as a result of the proposed Diversey acquisition.
     Moody’s also announced that it placed the Baa3 senior unsecured debt rating of the Company and our long-term senior unsecured debt on review for possible downgrade because of our proposed acquisition of Diversey. Moody’s revision of outlook to under review for downgrade from stable reflects the markedly increased company leverage and the significant change in operating profile due to the proposed acquisition of Diversey.

Analysis of Historical Cash Flows
     The following table shows the changes in our consolidated cash flows.

	Six Months
	Ended
	June 30,
	2011	2010
Net cash provided by operating activities	$120.1	$186.8
Net cash used in investing activities	(44.8)	(43.0)
Net cash used in financing activities	(71.0)	(125.6)
Net Cash Provided by Operating Activities
2011
     Net cash provided by operating activities in 2011 was primarily attributable to net income adjusted for non-cash items of $228 million, which primarily includes depreciation and amortization and share-based incentive compensation. Net cash provided by changes in operating assets and liabilities resulted in net cash use of $108 million. This net cash use was primarily due to an increase in inventories of $89 million which was primarily due to higher inventory levels in North America and Europe mainly in our food businesses. These higher inventory levels reflected the rise in average petrochemical-based raw material costs in 2011 and a build up in inventories in anticipation of increased sales volumes from normal seasonality in these businesses.
2010
     Net cash provided by operating activities in 2010 was primarily attributable to net income adjusted for non-cash items of $225 million, which primarily includes depreciation and amortization and share-based compensation expense. Net cash provided by changes in operating assets and liabilities resulted in a net cash use of $38 million. This net cash use was primarily due to cash used for inventories of $56 million, which was primarily due to higher inventory levels in North America and Europe mainly in our food businesses. These higher inventory levels reflected the rise in average petrochemical-based raw material costs in 2010 and a build up in inventories in anticipation of increased sales volumes from normal seasonality in these businesses. Partially offsetting this was cash provided by accounts payable of $36 million primarily due to the timing of payments.
Net Cash Used in Investing Activities
2011
     Net cash used in investing activities in 2011 primarily consisted of capital expenditures of $47 million primarily for the maintenance of property, plant and equipment and expanding existing capacity to improve productivity supporting the growth in net sales.
2010
     Net cash used in investing activities in 2010 primarily consisted of capital expenditures of $47 million primarily for the maintenance of equipment and expanding capacity to improve productivity and support the growth in net sales. Our capital expenditures in 2010 included the use of cash to fund the purchase of a manufacturing facility in Brazil.
     We expect to continue to invest capital as we deem appropriate to expand our business, to maintain or replace depreciating property, plant and equipment, to acquire new manufacturing technology and to improve productivity and net sales growth. As mentioned in “2011 Outlook” above, we now expect total capital expenditures in 2011 to be in the range of $100 million to $125 million. This revised projection is based upon our updated capital expenditure budget for 2011, the status of approved but not yet completed capital projects, anticipated future projects and historic spending trends. This projection also supports targeted cost-reduction initiatives globally. This revised range has not changed our long-term outlook for capital expenditures over the next several years to support our projected increases in unit volume growth using new technology platforms or otherwise requiring incremental capital.
Net Cash Used in Financing Activities
2011
     Net cash used in financing activities was primarily due to the following:
•	the payment of quarterly dividends of $42 million;

•	the repayment of short-term borrowings of $14 million; and

•	the acquisition of 0.5 million shares of common stock with a fair market value of $13 million that were withheld from employees to satisfy their minimum tax withholding obligations under our 2005 contingent stock plan.
2010
     Net cash used in financing activities was primarily due to the following:
•	the repayment of amounts outstanding under our European credit facility of $64 million in January 2010;

•	the payment of quarterly dividends of $38 million; and

•	the repayment of short-term borrowings of $12 million.
Changes in Working Capital

	June 30,		December 31,
	2011		2010		Increase
Working capital (current assets less current liabilities)	$748.5		$592.3		$156.2
Current ratio (current assets divided by current liabilities)	1.5	x	1.4	x
Quick ratio (current assets, less inventories divided by current liabilities)	1.1	x	1.1	x
     The 26% increase in working capital in the first six months of 2011 was primarily due to the following factors:
•	net cash flows provided by operations of $120 million;

•	a net positive impact of foreign currency translation of $30 million.
Changes in Stockholders’ Equity
     The $171 million, or 7%, increase in stockholders’ equity in the first six months of 2011 was primarily due to the following:
•	net earnings of $125 million; and

•	positive foreign currency translation adjustments of $85 million.
     These factors were partially offset by:
•	dividends paid and accrued on our common stock of $42 million; and

•	the acquisition of 0.5 million shares of common stock with a fair market value of $13 million that were withheld from employees to satisfy their minimum tax withholding obligations under our 2005 contingent stock plan. These shares are held in common stock in treasury.
Derivative Financial Instruments
     Interest Rate Swaps
     The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 10, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps” is incorporated herein by reference.
     Foreign Currency Forward Contracts
     At June 30, 2011, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.
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
     At June 30, 2011, we had outstanding interest rate swaps, but no outstanding collars or options.
     The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 10, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps” is incorporated herein by reference.
     See Note 11, “Fair Value Measurements and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% decrease in interest rates would result in an increase of $49 million in the fair value of our total debt balance at June 30, 2011. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.
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
     As a result of the changes in the exchange rates upon settlement of bolivar-denominated transactions and upon the remeasurement of our Venezuelan subsidiary’s financial statements, we recognized nominal net losses in both the second quarter and first six months of 2011 and net gains of $7 million in the second quarter of 2010 and $8 million in the first six months of 2010.
     For the six months ended June 30, 2011, less than 1% of our consolidated net sales were derived from our business in Venezuela and approximately 2% of our consolidated operating profit was derived from our business in Venezuela.
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
     Foreign Currency Forward Contracts
     We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at June 30, 2011 would have caused us to pay approximately $20 million to terminate these contracts.
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
     We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure due to foreign exchange rates and interest rate and currency swaps related to access to additional sources of international financing. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At June 30, 2011, we had no foreign exchange options and currency swap agreements outstanding.

Outstanding Debt
     Our outstanding debt is generally denominated in the functional currency of the borrower. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $12 million at June 30, 2011 and $26 million at December 31, 2010.
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
     Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was $2 million in the second quarter of 2011, $4 million in the first six months of 2011 and $4 million in both the second quarter of 2010 and the first six months of 2010. Allowance for doubtful accounts was $17 million at June 30, 2011 and December 31, 2010.
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
Changes in Internal Control over Financial Reporting
     There has not been any change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Relating to the Proposed Acquisition of Diversey
     We cannot guarantee that the proposed acquisition of Diversey will be consummated or successfully integrated. Any failure to consummate or successfully integrate the proposed acquisition could have a material adverse impact on our consolidated results of operations, financial condition and stock price.
     Consummation of the proposed acquisition of Diversey is subject to the satisfaction of customary closing conditions and the receipt of certain regulatory approvals. As a result, we cannot guarantee that the proposed acquisition will be consummated. Our integration planning and preparation is underway and will require significant efforts both before and after the consummation of the acquisition. In the event that the proposed acquisition is not consummated or successfully integrated:
•	management’s attention from our day-to-day business may be diverted;

•	our relationships with customers and vendors may be disrupted as a result of uncertainties with regard to our business and prospects;

•	we may be required to pay significant transaction costs related to the proposed acquisition, including the termination fee of $160 million described below; and

•	the market price of shares of our common stock may decline to the extent that the current market price of those shares reflects an assumption that the proposed acquisition will be completed and successfully integrated.
     In addition, if we do not consummate the transaction due to the failure by the lenders, as a result of dislocations in the credit markets or for any other reason, to meet their commitments in connection with our financing for the proposed acquisition, then we will be required to pay a termination fee of $160 million .
Cautionary Notice Regarding Forward-Looking Statements
     This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated operations and financial condition. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, costs, plans and objectives are forward-looking statements. The SEC encourages companies to disclose forward-looking statements so that investors can better understand a company’s future prospects and make informed investment decisions. Some of our statements in this report, in documents incorporated by reference into this report and in our future oral and written statements, may be forward-looking. These statements reflect our beliefs and expectations as to future events and trends affecting our business, our consolidated financial position and our results of operations. These forward-looking statements are based upon our current expectations concerning future events and discuss, among other things, anticipated future financial performance and future business plans. Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Forward-looking statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “potential,” “seek,” “predict,” “may,” “will” and similar expressions. Examples of these forward-looking statements include projections regarding our 2011 outlook EPS guidance and other projections relating to our financial performance such as those in the “Components of Change in Net Sales” and “Cost of Sales” sections of our MD&A.
     The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: the implementation of our Settlement agreement regarding the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against the Company arising from a 1998 transaction with W. R. Grace & Co.; general economic conditions, particularly as they affect packaging use; credit ratings; changes in raw material pricing and availability; changes in energy costs; competitive conditions and contract terms; currency translation and devaluation effects, including in Venezuela; the success of our growth, profitability and manufacturing strategies and our cost reduction and productivity efforts; the effects of animal and food-related health issues; pandemics; environmental matters; regulatory actions and legal matters; successful consummation of the proposed acquisition of Diversey and the other information referenced above under Item 1A, “Risk Factors.” Except as required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (c) Issuer Purchases of Equity Securities
     The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended June 30, 2011, the average price paid per share and the maximum number of shares that may yet be purchased under our publicly announced plans or programs.

			Total Number of Share	Maximum Number of
		Average Price	Purchased As Part of	Shares that May Yet Be
	Total Number of	Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased (1)	Per Share	Plans or Programs	Plans or Programs
	(a)	(b)	(c)	(d)
Balance as of March 31, 2011				15,546,142
April 1, 2011 through April 30, 2011	750	—	—	15,546,142
May 1, 2011 through May 31, 2011	39,664	—	—	15,546,142
June 1, 2011 through June 30, 2011	1,000	—	—	15,546,142

Total	41,414	$		15,546,142

(1)	The Company did not purchase any shares during the quarter ended June 30, 2011 pursuant to its publicly announced program (described below). The Company did repurchase shares by means of (a) shares withheld from awards under the Company’s 2005 contingent stock plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having the Company withhold shares from an award under that plan and (b) shares reacquired pursuant to the forfeiture provision of the Company’s 2005 contingent stock plan. (See table below.) The Company reports price calculations in column (b) in the table above only for shares purchased as part of its publicly announced program, when applicable, and includes commissions. For shares withheld for tax withholding obligations or other legally required charges, the Company withholds shares at a price equal to their fair market value. The Company does not make payments for shares reacquired by the Company pursuant to the forfeiture provision of the 2005 contingent stock plan as those shares are simply forfeited.

	Shares withheld for tax	Average withholding price	Forfeitures under 2005
Period	obligations and charges	for shares in column “a”	Contingent Stock Plan	Total
	(a)	(b)	(c)	(d)
April 2011	—	—	750	750
May 2011	29,664	$25.74	10,000	39,664
June 2011	—	—	1,000	1,000

Total	29,664	—	11,750	41,414

     On August 9, 2007, we announced that our Board of Directors had approved a share repurchase program authorizing us to repurchase in the aggregate up to 20 million shares of our issued and outstanding common stock (described further under the caption, “Repurchases of Capital Stock,” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7 of our Annual Report on Form 10-K). This program has no set expiration date. This program replaced our prior share repurchase program, which we terminated at that time.
Item 5. Other Information
     On February 17, 2011, our Board approved (a) an amendment to the 2005 Contingent Stock Plan of Sealed Air Corporation (the “2005 Contingent Stock Plan”) to increase the number of shares of common stock reserved for issuance under the 2005 Contingent Stock Plan from 8,000,000 shares to 12,000,000 shares, and (b) an amendment to the 2002 Stock Plan for Non-Employee Directors (the “2002 Directors Stock Plan”) to increase the number of shares of common stock reserved for issuance under the 2002 Directors Stock Plan from 200,000 shares to 400,000 shares, in each case subject to the approval of our stockholders. On May 18, 2011, at our 2011 Annual Meeting of Stockholders, stockholder approval was received to amend both plans accordingly.
     The description of the 2005 Contingent Stock Plan and 2002 Directors Stock Plan, including the amendments thereto, are set forth in our Proxy Statement for the 2011 Annual Meeting of Stockholders, and such descriptions are incorporated herein by reference.

Item 6. Exhibits.

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of May 31, 2011, by and among Sealed Air Corporation, Solution Acquisition Corp. and Diversey Holdings, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K; a copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request) (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report May 31, 2011, is incorporated herein by reference.)

3.1	Unofficial Composite Amended and Restated Certificate of Incorporation of the Company as currently in effect. (Exhibit 3.1 to the Company’s Registration Statement on Form S-3, Registration No. 333-108544, is incorporated herein by reference.)

3.2	Amended and Restated By-Laws of the Company as currently in effect. (Exhibit 3.1 to the Company’s Current Report on Form 8-K, Date of Report May 20, 2009, File No. 1-12139, is incorporated herein by reference.)

10.1	Commitment Letter, dated as of May 31, 2011, by and among Sealed Air Corporation and Citigroup Global Markets Inc. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report May 31, 2011, is incorporated herein by reference.)

10.2	Amended and Restated Commitment Letter, dated as of June 17, 2011, by and among Sealed Air Corporation, Citigroup Global Markets Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas, BNP Paribas Securities Corp., The Royal Bank of Scotland plc and RBS Securities Inc. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report June 17, 2011, is incorporated herein by reference.)

10.3	Form of Sealed Air Corporation Performance Share Units Award Grant 2011-2013. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report April 7, 2011, is incorporated herein by reference.)

10.4	2005 Contingent Stock Plan of the Company, as amended effective May 18, 2011. (Annex D to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, File No. 1-12139, is incorporated herein by reference.)*

10.5	Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors, as amended effective May 18, 2011. (Annex E to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, File No. 1-12139, is incorporated herein by reference.)*

31.1	Certification of William V. Hickey pursuant to Rule 13a-14(a), dated August 5, 2011.

31.2	Certification of David H. Kelsey pursuant to Rule 13a-14(a), dated August 5, 2011.

32	Certification of William V. Hickey and David H. Kelsey, pursuant to 18 U.S.C. § 1350, dated August 5, 2011.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

Sealed Air Corporation
Date: August 5, 2011	By:	/s/ Jeffrey S. Warren
Jeffrey S. Warren
Controller (Duly Authorized Executive Officer and Chief Accounting Officer)