Form 10-Q
period 2011-09-30
SEALED AIR CORP/DE
filed 2011-11-09
CIK 1012100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     There were 192,020,254 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of October 31, 2011.

SEALED AIR CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales:
Food Packaging	$529.8	$483.4	$1,506.6	$1,390.0
Food Solutions	265.5	240.4	756.2	687.7
Protective Packaging	361.2	327.0	1,049.8	954.4
Other	90.6	79.2	275.6	248.8

Total net sales	1,247.1	1,130.0	3,588.2	3,280.9
Cost of sales	911.4	809.5	2,619.2	2,359.9

Gross profit	335.7	320.5	969.0	921.0
Marketing, administrative and development expenses	181.9	173.3	556.5	520.4
Costs related to the acquisition of Diversey	24.1	—	30.7	—
Restructuring and other (credits) charges	(0.2)	0.1	(0.2)	0.4

Operating profit	129.9	147.1	382.0	400.2
Interest expense	(36.6)	(40.7)	(110.5)	(122.4)
Gain on sale of available-for-sale securities, net of impairment	—	2.0	—	2.4
Foreign currency exchange (losses) gains related to Venezuelan subsidiary	—	(1.3)	(0.2)	6.5
Other income (expense), net	6.8	(1.6)	0.9	(2.5)

Earnings before income tax provision	100.1	105.5	272.2	284.2
Income tax provision	26.4	29.0	73.8	79.6

Net earnings available to common stockholders	$73.7	$76.5	$198.4	$204.6

Net earnings per common share:
Basic	$0.46	$0.48	$1.24	$1.29

Diluted	$0.41	$0.43	$1.11	$1.15

Dividends per common share	$0.13	$0.13	$0.39	$0.37

Weighted average number of common shares outstanding:
Basic	159.3	158.3	159.1	158.2

Diluted	177.9	176.7	177.5	176.4

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$800.3	$675.6
Receivables, net of allowance for doubtful accounts of $16.0 in 2011 and $17.0 in 2010	717.1	697.1
Inventories	575.9	495.8
Deferred tax assets	161.1	146.2
Other current assets	36.2	25.3

Total current assets	2,290.6	2,040.0
Property and equipment, net	915.2	948.3
Goodwill	1,947.6	1,945.9
Non-current deferred tax assets	167.0	179.6
Other assets, net	297.9	285.6

Total assets	$5,618.3	$5,399.4

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$22.3	$23.5
Current portion of long-term debt	1.8	6.5
Accounts payable	279.2	232.0
Settlement agreement and related accrued interest	820.3	787.9
Other current liabilities	412.2	397.8

Total current liabilities	1,535.8	1,447.7
Long-term debt, less current portion	1,403.6	1,399.2
Other liabilities	145.8	150.9

Total liabilities	3,085.2	2,997.8
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2011 and 2010	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 170,753,019 in 2011 and 169,272,636 in 2010; shares outstanding: 160,307,308 in 2011 and 159,305,507 in 2010	17.1	17.0
Common stock reserved for issuance related to Settlement agreement, $0.10 par value per share, 18,000,000 shares in 2011 and 2010	1.8	1.8
Additional paid-in capital	1,173.0	1,152.7
Retained earnings	1,841.1	1,706.1
Common stock in treasury, 10,445,711 shares in 2011 and 9,967,129 shares in 2010	(375.5)	(362.7)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(43.7)	(47.9)
Cumulative translation adjustment	(78.7)	(65.9)
Unrealized gain on derivative instruments	3.1	3.5

Total accumulated other comprehensive loss, net of taxes	(119.3)	(110.3)

Total parent company stockholders’ equity	2,538.2	2,404.6
Noncontrolling interests	(5.1)	(3.0)

Total stockholders’ equity	2,533.1	2,401.6

Total liabilities and stockholders’ equity	$5,618.3	$5,399.4

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months
	Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net earnings available to common stockholders	$198.4	$204.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	109.6	114.0
Share-based incentive compensation	17.7	22.0
Costs related to the acquisition of Diversey	30.7	—
Gains from foreign currency forward contracts related to the closing of the acquisition of Diversey	(6.3)	—
Amortization of senior debt related items and other	0.5	1.3
(Recovery of) provisions for bad debt	(1.3)	6.0
Provisions for inventory obsolescence	8.8	2.2
Deferred taxes, net	(10.9)	(11.0)
Excess tax benefit from share-based incentive compensation	(2.8)	—
Net gains on disposals of property and equipment and other	(2.4)	(0.4)
Gain on sale of available-for-sale securities, net of impairment	—	(2.4)
Changes in operating assets and liabilities, net of effects of businesses acquired and certain assets acquired:
Receivables, net	(21.9)	(26.4)
Inventories	(90.9)	(62.4)
Other assets, net	(9.2)	16.2
Accounts payable	10.9	23.3
Income taxes payable	25.9	29.2
Other liabilities	20.2	(27.0)

Net cash provided by operating activities	277.0	289.2

Cash flows from investing activities:
Capital expenditures for property and equipment	(78.1)	(60.7)
Proceeds from sales of property and equipment	5.0	3.1
Businesses acquired in purchase transaction, net of cash and cash equivalents acquired	—	(7.6)
Proceeds from sale of available-for-sale securities	—	6.2
Other investing activities	1.7	2.1

Net cash used in investing activities	(71.4)	(56.9)

Cash flows from financing activities:
Dividends paid on common stock	(62.4)	(59.0)
Acquisition of common stock for tax withholding obligations under our 2005 contingent stock plan	(12.8)	—
Payments of long-term debt	(6.2)	(79.5)
Payment of debt issuance costs	(5.3)	—
Excess tax benefit from share-based incentive compensation	2.8	—
Proceeds from long-term debt	1.4	—
Net payments of short-term borrowings	(0.9)	(8.0)
Other	(1.0)	(2.0)

Net cash used in financing activities	(84.4)	(148.5)

Effect of foreign currency exchange rate changes on cash and cash equivalents	3.5	(16.5)

Cash and cash equivalents:
Balance, beginning of period	$675.6	$694.5
Net change during the period	124.7	67.3

Balance, end of period	$800.3	$761.8

Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$89.2	$106.1

Income tax payments	$73.2	$63.6

Non-cash items:
Transfers of shares of our common stock from treasury as part of our 2009 profit-sharing plan contributions	$—	$7.2

Net unrealized gains on available-for-sale securities	$—	$0.2

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net earnings available to common stockholders	$73.7	$76.5	$198.4	$204.6
Other comprehensive income, net of income taxes:
Recognition of deferred pension items, net of taxes of $0.3 for the three months ended September 30, 2011, $0.5 for the three months ended September 30, 2010, $1.0 for the nine months ended September 30, 2011 and $1.2 for the nine months ended September 30, 2010	2.1	2.2	4.2	5.8
Unrealized (losses) gains on derivative instruments, net of taxes of $0.1 for the three months ended September 30, 2011, $(0.1) for the three months ended September 30, 2010, $0.3 for the nine months ended September 30, 2011 and $0.1 for the nine months ended September 30, 2010	(0.1)	0.2	(0.4)	(0.1)
Unrealized losses on available-for-sale securities, reclassified to net earnings, net of taxes of $0.1 in 2010	—	—	—	(0.1)
Unrealized gains on available-for-sale securities, net of taxes of $0.1 in 2010	—	—	—	0.3
Foreign currency translation adjustments	(97.9)	108.3	(12.8)	20.3

Comprehensive (loss) income, net of income taxes	$(22.2)	$187.2	$189.4	$230.8

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in tables are in millions, except per share data)
(1) Organization and Basis of Presentation
Organization
      We are the new global leader in food safety and security, facility hygiene and product protection. With widely recognized and inventive brands such as Bubble Wrap® brand cushioning, Cryovac® brand food packaging solutions and Diversey® brand cleaning and hygiene solutions, we offer efficient and sustainable solutions that create business value for customers, enhance the quality of life for consumers and provide a cleaner and healthier environment for future generations.
      On October 3, 2011, we completed the acquisition of Diversey Holdings, Inc. (“Diversey”). Before we completed the acquisition, we were a leading global innovator and manufacturer of packaging and performance-based materials and equipment systems that served an array of food, industrial, medical and consumer end markets. See Note 3, “Acquisition of Diversey Holdings, Inc.,” for further information about the acquisition and Note 4, “Segments,” for information about our announcement of the establishment of new business units and our segment reporting structure.
     Throughout this report, when we refer to “Sealed Air,” the “Company,” “we,” “our,” or “us,” we are referring to Sealed Air Corporation and all of our subsidiaries, except where the context indicates otherwise.
Basis of Presentation
     Our condensed consolidated financial statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our condensed consolidated balance sheet as of September 30, 2011 and our condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 have been made. The results set forth in our condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and in our condensed consolidated statements of cash flows for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. All amounts are approximate due to rounding. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, had no impact on our consolidated financial condition, results of operations and cash flows.
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
     We are responsible for the unaudited condensed consolidated financial statements and notes included in this report. As these are condensed financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and with the information contained in other publicly-available filings with the SEC.
      Our consolidated financial statements included in this report cover periods before the closing of the acquisition of Diversey and the consummation of other transactions related to the acquisition.
(2) Recently Issued Accounting Standards
     In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the presentation of comprehensive income that will become effective for us beginning January 1, 2012, with earlier adoption permitted. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. We do not believe the adoption of this guidance will impact our consolidated financial condition or results of operations.
     In September 2011, the FASB issued authoritative guidance on testing goodwill for impairment that will become effective for us beginning January 1, 2012, with earlier adoption permitted if we have not yet performed our 2011 annual impairment test or issued our financial statements. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. We are currently assessing the potential impact of the adoption of this guidance on our financial statements.
(3) Acquisition of Diversey Holdings, Inc.
     On October 3, 2011, we completed the acquisition of Diversey, a leading solutions provider to the global cleaning and sanitation market. Under the terms of the acquisition agreement, we paid in aggregate, $2.1 billion in cash consideration and an aggregate of 31.7 million shares of Sealed Air common stock, to the shareholders of Diversey. We financed the payment of the cash consideration through (a) borrowings under our new Credit Facility, (b) proceeds from our issuance of the Notes and (c) cash on hand. In connection with the acquisition, we also used our new borrowings to retire approximately $1.5 billion of existing indebtedness of Diversey. As of December 31,

2010, Diversey had 10,000 employees and net sales of $3.1 billion.
     See Note 9, “Debt and Credit Facilities,” for information about our new Credit Facility and the Notes issuance.
     On October 3, 2011, prior to the closing of the acquisition, we used cash on hand in the amount of $263 million to purchase preferred stock of Diversey (the “Preferred Stock Issuance”). Diversey elected to exercise its covenant defeasance option with respect to its 10.50% senior notes due 2020 (the “DHI Notes”), and Diversey, Inc. elected to exercise its covenant defeasance option with respect to its 8.25% senior notes due 2019 (the “DI Notes”). In addition, Diversey elected to redeem 35% of the aggregate accreted value of the DHI Notes using a portion of the proceeds of the Preferred Stock Issuance, and Diversey, Inc. elected to redeem 35% of the aggregate principal amount of the DI Notes using a portion of the proceeds of the Preferred Stock Issuance that had been contributed to the equity capital of Diversey, Inc. Each such redemption occurred on November 2, 2011 (the “Equity Claw Redemption Date”).
     On the Equity Claw Redemption Date, 35% of the DHI Notes were redeemed at a price of 110.50% of their accreted value, plus accrued and unpaid interest to the Equity Claw Redemption Date. Additionally, 35% of the DI Notes were redeemed at a price of 108.25% of their principal amount, plus accrued and unpaid interest to the Equity Claw Redemption Date. Following the completion of these redemptions Diversey and Diversey, Inc. notified the Depository Trust Company and Wilmington Trust, (the “Trustee”), that they will be redeeming the remaining 65% of the DHI Notes and the DI Notes pursuant to the make-whole redemption provisions of the indentures governing the DHI Notes and the DI Notes. Each such redemption is expected to occur on December 2, 2011.
     Our consolidated financial statements included in this report cover periods before the closing of the acquisition of Diversey and the consummation of other transactions related to the acquisition. Accordingly, while we have taken actions and incurred $31 million of costs related to the acquisition and $6 million of gains related to certain foreign currency forward contracts we entered into in contemplation of the closing of the acquisition, which are reflected in our consolidated financial statements as of and for the nine months ended September 30, 2011, our consolidated financial statements do not reflect the significant future impact that the acquisition and the related transactions will have on our consolidated financial condition and results of operations.
     We have not yet completed our analysis of the acquisition method of accounting for the Diversey acquisition, and we are currently in the process of finalizing independent appraisals and valuations of fair value of the assets acquired and liabilities assumed in order to supply pro forma financial information. The financial statements required by Item 9.01(a) of Form 8-K and the pro forma financial statements required by Item 9.01(b) of Form 8-K will be filed with the SEC within 75 calendar days (mid-December 2011) after the date on which the acquisition was completed.
(4) Segments
     The following table shows net sales, depreciation and amortization and operating profit by our segment reporting structure.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales
Food Packaging	$529.8	$483.4	$1,506.6	$1,390.0
Food Solutions	265.5	240.4	756.2	687.7
Protective Packaging	361.2	327.0	1,049.8	954.4
Other	90.6	79.2	275.6	248.8

Total	$1,247.1	$1,130.0	$3,588.2	$3,280.9

Depreciation and amortization
Food Packaging	$17.0	$17.2	$50.2	$53.2
Food Solutions	8.2	7.4	23.9	22.6
Protective Packaging	6.4	7.6	19.8	23.0
Other	5.1	5.2	15.7	15.2

Total	$36.7	$37.4	$109.6	$114.0

Operating profit
Food Packaging	$75.4	$70.3	$200.3	$184.3
Food Solutions	29.4	27.5	74.0	71.5
Protective Packaging	48.5	46.7	134.8	131.5
Other	0.5	2.7	3.4	13.3

Total segments and other	153.8	147.2	412.5	400.6
Costs related to the acquisition of Diversey	24.1	—	30.7	—
Restructuring and other (credits) charges	(0.2)	0.1	(0.2)	0.4

Total	$129.9	$147.1	$382.0	$400.2

Assets by Reportable Segments
     The following table shows assets allocated by our segment reporting structure. Only assets which are identifiable by segment and reviewed by our chief operating decision maker by segment are allocated to the reportable segment assets, which are trade receivables, net, and finished goods inventories, net. All other assets are included in “Assets not allocated.”

	September 30,	December 31,
	2011	2010
Assets:
Trade receivables, net, and finished goods inventory, net
Food Packaging	$438.5	$409.8
Food Solutions	211.3	204.7
Protective Packaging	317.6	297.9
Other	64.1	54.9

Total segments and other	1,031.5	967.3
Assets not allocated
Cash and cash equivalents	800.3	675.6
Property and equipment, net	915.2	948.3
Goodwill	1,947.6	1,945.9
Other	923.7	862.3

Total	$5,618.3	$5,399.4

Allocation of Goodwill to Reportable Segments
     Our management views goodwill as a corporate asset, so we do not allocate our goodwill balance to the reportable segments. However, we are required to allocate goodwill to each reporting unit to perform our annual impairment review of goodwill, which we do during the fourth quarter of the year. See Note 8, “Goodwill and Identifiable Intangible Assets,” for the allocation of goodwill and the changes in goodwill balances in the nine months ended September 30, 2011 by our reporting unit structure.
New Segment Structure
     On November 3, 2011, we announced the establishment of new business units for our segment reporting structure. The new segment reporting structure will consist of three global business units. This new structure is expected to be implemented in 2012 and will replace our existing six business unit structure and Diversey’s legacy four region-based structure.
     The new segment reporting structure will include the following:
     Food & Beverage — This new segment combines our legacy Food Packaging and Food Solutions businesses with Diversey’s Food & Beverage applications.
     Institutional & Laundry — This segment will consist of Diversey’s building care, laundry and infection control solutions for Building Service Contractors/Facility Management, Retail, Food Service, Hospitality and Health Care sectors.
     Protective Packaging — This segment will combine our legacy Protective Packaging, Shrink Packaging and Specialty Materials businesses to provide customers with a broad portfolio of protective packaging systems across a range of applications and industries.
     There will also be an “Other” category, which will include our legacy Medical Applications business and New Ventures.
     Until the new organization is implemented, we will continue to report our segment results using the following segment structure: Food Packaging, Food Solutions, Protective Packaging, Diversey, and an Other category. Additionally, there will be no immediate changes in how we manage our business with our customers, including the products, solutions and services we provide.
(5) Accounts Receivable Securitization Program
     We and a group of our U.S. subsidiaries maintain an accounts receivable securitization program with a bank and an issuer of commercial paper administered by the bank. As of September 30, 2011, the maximum purchase limit for receivable interests was $125 million, subject to the availability limits described below.
     The amounts available from time to time under the program may be less than $125 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. During the nine months ended September 30, 2011, the level of eligible assets available under the program was lower than $125 million primarily due to our current credit ratings. As a result, the amount available to us under the program was $89 million at September 30, 2011. Although we do not believe that these restrictive provisions presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.
     As of September 30, 2011 and December 31, 2010, we had no amounts outstanding under this program, and we did not utilize this program during the first nine months of 2011.
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
     Under limited circumstances, the bank and the issuer of commercial paper can end purchases of receivables interests before the above dates. A failure to comply with interest coverage, debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables program. We were in compliance with these ratios at September 30, 2011 and December 31, 2010. During September 2011, we amended the program to remove a credit rating-based event of termination.
     Any transfers of ownership interests in receivables under this program are considered secured borrowings and will be recorded as liabilities on our condensed consolidated balance sheets. Also, the fees on outstanding borrowings under this program, if any, will be included in interest expense, and the costs of commitment fees on the unused portion of this program are included in other income (expense), net, on our condensed consolidated statements of operations.

(6) Inventories
     The following table details our inventories and the reduction of certain inventories to a LIFO basis.

	September 30,	December 31,
	2011	2010
Inventories (at FIFO, which approximates replacement value):
Raw materials	$112.7	$94.5
Work in process	133.1	112.6
Finished goods	383.4	337.8

Subtotal (at FIFO)	629.2	544.9
Reduction of certain inventories to LIFO basis	(53.3)	(49.1)

Total	$575.9	$495.8

     We determine the value of non-equipment U.S. inventories by the last-in, first-out or LIFO inventory method. U.S. inventories, net of reserves, determined by the LIFO method were $130 million at September 30, 2011 and $102 million at December 31, 2010.
(7) Property and Equipment, net
     The following table details our property and equipment, net.

	September 30,	December 31,
	2011	2010
Land and improvements	$55.9	$53.0
Buildings	618.9	620.1
Machinery and equipment	2,351.3	2,325.8
Other property and equipment	107.0	106.3
Construction-in-progress	69.5	43.6

Property and equipment	3,202.6	3,148.8
Accumulated depreciation and amortization	(2,287.4)	(2,200.5)

Property and equipment, net	$915.2	$948.3

     The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest cost capitalized	$1.2	$0.6	$2.9	$2.7
Depreciation and amortization expense for property and equipment	34.2	34.2	102.1	105.2
(8) Goodwill and Identifiable Intangible Assets
Goodwill
     The following table shows our goodwill balances by our reporting unit structure.

	Carrying	Impact of	Carrying
	Value at	Foreign	Value at
	December 31,	Currency	September 30,
	2010	Translation	2011
Food Packaging segment	$382.9	$0.3	$383.2
Food Solutions segment	147.9	0.1	148.0
Protective Packaging segment:
Protective Packaging	1,144.5	1.0	1,145.5
Shrink Packaging	115.1	0.1	115.2

Total Protective Packaging segment	1,259.6	1.1	1,260.7
Other:
Specialty Materials	109.9	0.1	110.0
Medical Applications	45.6	0.1	45.7
New Ventures	—	—	—

Total Other	155.5	0.2	155.7

Total Company	$1,945.9	$1.7	$1,947.6

     We test goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and at other times if events or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. During the nine months ended September 30, 2011, we determined that there were no events or changes in circumstances that occurred that would indicate that the fair value of any of our reporting units may be below its carrying value.
     Identifiable Intangible Assets
     The following tables summarize our identifiable intangible assets with definite and indefinite useful lives.

	September 30,	December 31,
	2011	2010
Gross carrying value	$120.1	$113.2
Accumulated amortization	(42.5)	(35.2)

Total	$77.6	$78.0

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
Amortization expense of intangible assets	$2.5	$3.2	$7.5	$8.8
The following table shows the remaining estimated future amortization expense at September 30, 2011.

2011	$2.5
2012	9.1
2013	8.0
2014	6.7
2015	5.8
2016	4.8
Thereafter	9.7

Total	$46.6

(9) Debt and Credit Facilities
     Our total debt outstanding consisted of the amounts included in the table below.

	September 30,	December 31,
	2011	2010
Short-term borrowings	$22.3	$23.5
Current portion of long-term debt	1.8	6.5

Total current debt	24.1	30.0
5.625% Senior Notes due July 2013, less unamortized discount of $0.3 in 2011 and $0.4 in 2010(1)	401.8	399.4
12% Senior Notes due February 2014(1)	157.3	156.0
7.875% Senior Notes due June 2017, less unamortized discount of $6.7 in 2011 and $7.4 in 2010	393.3	392.6
6.875% Senior Notes due July 2033, less unamortized discount of $1.4 in 2011 and $1.5 in 2010	448.6	448.5
Other	2.6	2.7

Total long-term debt, less current portion	1,403.6	1,399.2

Total debt	$1,427.7	$1,429.2

(1)	Amount includes adjustments due to interest rate swaps. See “Interest Rate Swaps,” of Note 10, “Derivatives and Hedging Activities,” for further discussion.
New Credit Facility and Notes Issuances
     In connection with the funding of the cash consideration for the acquisition, the repayment of existing indebtedness of Diversey and to provide for ongoing liquidity requirements, on October 3, 2011, we entered into a senior secured credit facility (the “Credit Facility”). The Credit Facility consists of: (a) a $1.1 billion multicurrency term loan A facility denominated in U.S. dollars, Canadian dollars, euros and Japanese yen, (“Term Loan A Facility”), (b) a $1.2 billion multicurrency term loan B facility denominated in U.S. dollars and euros (“Term Loan B Facility”) and (c) a $700 million revolving facility available in U.S. dollars, Canadian dollars, euros and Australian dollars (“Revolving Credit Facility”). The U.S. dollar denominated tranche of the Term Loan B Facility was sold to investors at 98% of its principal amount, and the euro-denominated tranche of the Term Loan B Facility was sold to investors at 97% of its principal amount.

     The Term Loan A Facility and the Revolving Credit Facility each have a five-year term and bear interest at either LIBOR or base rate (or an equivalent rate in the relevant currency) plus 250 basis points (bps) per annum in the case of LIBOR loans and 150 bps per annum in the case of base rate loans, provided that the interest rates shall be decreased to 225 bps and 125 bps, respectively, upon achievement of a specified leverage ratio. The Term Loan B Facility has a seven-year term. The U.S. dollar-denominated tranche bears interest at either LIBOR or base rate plus 375 bps per annum in the case of LIBOR loans and 275 bps per annum in the case of base rate loans, and the euro-denominated tranche bears interest at either EURIBOR or base rate plus 450 bps per annum in the case of EURIBOR loans and 350 bps per annum in the case of base rate loans. LIBOR and EURIBOR are subject to a 1.0% floor under the Term Loan B Facility tranches. Our obligations under the Credit Facility have been guaranteed by certain of Sealed Air’s subsidiaries and secured by pledges of certain assets and the capital stock of certain of our subsidiaries.
     The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant to maintain a Consolidated Net Debt to Consolidated EBITDA (as defined in the Credit Agreement).
     The Credit Agreement provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, the fact that any representation or warranty made by Sealed Air is false in any material respect, certain insolvency or receivership events affecting Sealed Air and its subsidiaries and a change in control of Sealed Air. For certain events of default, the commitments of the lenders will be automatically terminated, and all outstanding obligations of Sealed Air under the Credit Facility may be declared immediately due and payable
     Additionally, on October 3, 2011, we completed an offering of $750 million aggregate principal amount of 8.125% senior notes due 2019 and $750 million aggregate principal amount of 8.375% senior notes due 2021 (“Notes”). The Notes were sold to investors at 100.0% of their aggregate principal amount, and interest is payable on the Notes on March 15 and September 15 of each year, commencing March 15, 2012.
     The Notes and its related guarantees were offered only to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons in transactions outside the United States under Regulation S of the Securities Act. The Notes have not been registered under the Securities Act, and, unless so registered, may not be offered or sold in the United States absent registration or an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and other applicable securities laws.
     Effective October 3, 2011, we terminated our former global credit facility and European credit facility and replaced them with the Revolving Credit Facility. The Revolving Credit Facility may be used for working capital needs and general corporate purposes, including the payment of the amounts required upon effectiveness of the Settlement agreement. We did not utilize our former global credit facility or our European credit facility in the nine months ended September 30, 2011, and there were no amounts outstanding under these facilities at September 30, 2011 and December 31, 2010.
Lines of Credit
     The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including the global credit facility and European credit facility discussed above and the amounts available under our accounts receivable securitization program. Our principal credit lines were committed and consisted of the global credit facility and the European credit facility. We are not subject to any material compensating balance requirements in connection with our lines of credit.

	September 30,	December 31,
	2011	2010
Used lines of credit	$22.3	$23.5
Unused lines of credit	910.5	902.8

Total available lines of credit	$932.8	$926.3

Available lines of credit—committed	$675.4	$671.2
Available lines of credit—uncommitted	257.4	255.1

Total available lines of credit	$932.8	$926.3

Accounts receivable securitization program—committed(1)	$89.0	$91.0

(1)	See Note 5, “Accounts Receivable Securitization Program,” for further details of this program.
Other Lines of Credit
     Substantially all our short-term borrowings of $22 million at September 30, 2011 and $24 million at December 31, 2010 were outstanding under lines of credit available to several of our foreign subsidiaries. The following table details our other lines of credit.

	September 30,	December 31,
	2011	2010
Available lines of credit	$257.4	$257.8
Unused lines of credit	235.1	234.3
Weighted average interest rate	7.4%	7.4%

Covenants
     Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The principal limitations restrict liens, sale and leaseback transactions and mergers, acquisitions and dispositions. Our global credit facility and our European credit facility contained financial covenants relating to interest coverage, debt leverage and minimum liquidity and restrictions on the creation of liens, the incurrence of additional indebtedness, acquisitions, mergers and consolidations, asset sales, and amendments to the Settlement agreement discussed above. We were in compliance with the above financial covenants and limitations, as applicable, at September 30, 2011.
(10) Derivatives and Hedging Activities
     We report all derivative instruments on our balance sheet at fair value and establish criteria for designation and effectiveness of transactions entered into for hedging purposes.
     As a large global organization, we face exposure to market risks, such as fluctuations in foreign currency exchange rates and interest rates. To manage the volatility relating to these exposures, we enter into various derivative instruments from time to time under our risk management policies. We designate certain derivative instruments as hedges on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments offset in part or in whole corresponding changes in the fair value or cash flows of the underlying exposures being hedged. We assess the initial and ongoing effectiveness of our hedging relationships in accordance with our policy. We do not purchase, hold or sell derivative financial instruments for trading purposes. Our practice is to terminate derivative transactions if the underlying asset or liability matures or is sold or terminated, or if we determine the underlying forecasted transaction is no longer probable of occurring.
Foreign Currency Forward Contracts Not Designated as Hedges
     Our subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purposes of our foreign currency hedging activities are to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies and to minimize the impact of the changes in foreign currencies related to foreign currency denominated interest-bearing intercompany loans and receivables and payables. The changes in fair value of these derivative contracts are recognized in other income (expense), net, on our condensed consolidated statements of operations and are largely offset by the remeasurement of the underlying foreign currency denominated items indicated above. These contracts have original maturities of less than 12 months.
     The estimated fair value of these derivative contracts, which represents the estimated net balance that would be paid or that would be received by us in the event of their termination, based on the then current foreign currency exchange rates, was a net current asset of $1 million at September 30, 2011 and a net current liability of $0.3 million at December 31, 2010.
     In contemplation of the closing of the acquisition of Diversey on October 3, 2011, we entered into several foreign currency forward contracts during the month of September 2011. These contracts were entered into to minimize the foreign currency exposure related to various tax planning and intercompany loan transactions that occurred in connection with the closing of the acquisition. The change in fair value of these contracts as of September 30, 2011 resulted in pre-tax unrealized gains of $6.3 million ($3.9 million net of taxes), which were recorded in other income (expense), net, on our condensed consolidated statements of operations in the three and nine months ended September 30, 2011, and a corresponding asset was recorded on our condensed consolidated balance sheet.
Foreign Currency Forward Contracts Designated as Cash Flow Hedges
     The primary purposes of our cash flow hedging activities are to manage the potential changes in value associated with the amounts receivable or payable on equipment and raw material transactions that are denominated in foreign currencies in order to minimize the impact of the changes in foreign currencies. We record gains and losses on foreign currency forward contracts qualifying as cash flow hedges in other comprehensive income, included in stockholders’ equity on our condensed consolidated balance sheets, to the extent that these hedges are effective and until we recognize the underlying transactions in net earnings, at which time we recognize these gains or losses in other income (expense), net, on our condensed consolidated statements of operations.
     Net unrealized after tax gains (losses) related to these contracts were included in other comprehensive income for the three and nine months ended September 30, 2011 and 2010 and were immaterial. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.
Interest Rate Swaps
     From time to time, we may use interest rate swaps to manage our mix of fixed and floating interest rates on our outstanding indebtedness.
     At September 30, 2011, we had outstanding interest rate swaps related to our 12% Senior Notes and our 5.625% Senior Notes that qualified and were designated as fair value hedges. We entered into these interest rate swaps to effectively convert these senior notes into floating rate debt.
     We recorded a mark-to-market adjustment to record an increase of $10 million at September 30, 2011 in the carrying amount of these senior notes due to changes in interest rates and an offsetting increase to other assets at September 30, 2011 to record the fair value of the related interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.
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
     Under the terms of most of our outstanding interest rate swap agreements in 2011, we received interest at a fixed rate and paid interest at variable rates that were based on the one-month LIBOR. The remaining portion of our outstanding interest rate swap agreements in 2011 were based on the six-month LIBOR. As a result of our interest rate swap agreements, interest expense was reduced by $2 million in the three months ended September 30, 2011, $1 million in the three months ended September 30, 2010, $4 million in the nine months ended September 30, 2011 and $3 million in the nine months ended September 30, 2010.
Other Derivative Instruments
     We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to foreign exchange rates and interest rate and currency swaps related to access to international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At September 30, 2011 and December 31, 2010, we had no foreign exchange options or interest rate and currency swap agreements outstanding.
     See Note 11, “Fair Value Measurements and Other Financial Instruments,” for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments.
Fair Value of Derivative Instruments
     The following table details the fair value of our derivative instruments included on our condensed consolidated balance sheets.

	Fair Value of Asset		Fair Value of (Liability)
	Derivatives(1)		Derivatives(1)
	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010
Derivatives designated as hedging instruments:
Foreign currency forward contracts (cash flow hedges)	$0.3	$0.1	$—	$—
Interest rate swaps	9.5	6.0	—	(0.2)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	7.6	0.5	(0.2)	(0.8)

Total	$17.4	$6.6	$(0.2)	$(1.0)

(1)	Asset derivatives were included in other assets for the foreign currency forward contracts and for the interest rate swaps. Liability derivatives were included in other liabilities for the foreign currency forward contracts and for the interest rate swaps.

The following table details the effect of our derivative instruments on our condensed consolidated statements of operations.

	Amount of Gain (Loss)
	Recognized in
	Net Earnings on Derivatives(1)
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
Derivatives designated as hedging instruments:
Interest rate swaps	$1.3	$1.2	$3.6	$3.3
Foreign currency forward contracts(2)	(0.1)	0.5	—	0.2
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(2)	7.2	23.4	7.8	12.9

Total	$8.4	$25.1	$11.4	$16.4

(1)	Amounts recognized on the foreign currency forward contracts were included in other income (expense), net. Amounts recognized on the interest rate swaps were included in interest expense.

(2)	The net gains and (losses) included above were substantially offset by the net (losses) and gains resulting from the remeasurement of the underlying foreign currency denominated items, which are included in other income (expense), net, on the condensed consolidated statement of operations. The underlying foreign currency denominated items include receivables and payables and interest-bearing intercompany loans and receivables and payables excluding the underlying foreign currency denominated items relating to the foreign currency forward contracts we entered into in contemplation of the closing of the acquisition of Diversey in the month of September 2011. See “Foreign Currency Forward Contracts Not Designated as Hedges” above for further information.
(11) Fair Value Measurements and Other Financial Instruments
Fair Value Measurements
     In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and consider counterparty credit risk in our assessment of fair value. Fair value measurement should be determined based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
•	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

•	Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.
     The following table details the fair value hierarchy of our financial instruments.

	Total
September 30, 2011	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$10.5	$—	$10.5	$—

Derivative financial instruments net asset:
Interest rate swaps	$9.5	$—	$9.5	$—

Derivative financial instruments net asset:
Foreign currency forward contracts	$7.7	$—	$7.7	$—

	Total
December 31, 2010	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$163.4	$53.4	$110.0	$—

Derivative financial instruments net asset:
Interest rate swaps	$5.8	$—	$5.8	$—

Derivative financial instruments net (liability):
Foreign currency forward contracts	$(0.2)	$—	$(0.2)	$—

Cash Equivalents
     Our cash equivalents at September 30, 2011 consisted of commercial paper (fair value determined using Level 2 inputs). Our cash equivalents at December 31, 2010 consisted of investments in U.S. Treasury obligations (fair value determined using Level 1 inputs) and commercial paper (fair value determined using Level 2 inputs). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

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
     Counterparties to these foreign currency forward contracts and interest rate swaps are rated at least A- by Standard & Poor’s and A3 by Moody’s. None of these counterparties experienced any significant ratings downgrades in the nine months ended September 30, 2011. The fair value generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date.
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
     The table below shows the carrying amounts and estimated fair values of our total debt.

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
5.625% Senior Notes due July 2013(1)	$401.8	$410.4	$399.4	$423.1
12% Senior Notes due February 2014(1)	157.3	183.5	156.0	196.5
7.875% Senior Notes due June 2017	393.3	417.0	392.6	438.8
6.875% Senior Notes due July 2033	448.6	386.4	448.5	415.1
Other foreign loans	24.9	24.7	26.2	26.0
Other domestic loans	1.8	1.8	6.5	6.5

Total debt	$1,427.7	$1,423.8	$1,429.2	$1,506.0

(1)	The carrying value and fair value of such debt include adjustments due to interest rate swaps. See Note 10, “Derivatives and Hedging Activities.”
(12) Income Taxes
Effective Income Tax Rate and Income Tax Provision
     Our effective income tax rate was 26.4% for the three months ended September 30, 2011 and 27.5% for the same period in 2010. Our effective income tax rate was 27.1% for the nine months ended September 30, 2011 and 28.0% for the same period in 2010.
     For the three and nine months ended September 30, 2011 and 2010, our effective income tax rate was lower than the statutory U.S. federal income tax rate of 35% primarily due to our lower net effective income tax rate on foreign earnings and our domestic manufacturing deduction, partially offset by state income taxes. The rate for the three and nine months ended September 30, 2011 was also reduced by certain U.S. tax credits that were not available for the three and nine months ended September 30, 2010.
Unrecognized Tax Benefits
     There have been no material changes to the Company’s unrecognized tax benefits as reported at September 30, 2011, nor have we changed our policy with regard to the reporting of penalties and interest related to unrecognized tax benefits. Therefore, a reconciliation of unrecognized tax benefits from January 1, 2011 through September 30, 2011 has not been provided.

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
     We recorded a pre-tax charge of approximately $850 million as a result of the Settlement agreement on our condensed consolidated statement of operations for the year ended December 31, 2002. The charge consisted of the following items:
•	a charge of $513 million covering a cash payment that we will be required to make under the Settlement agreement upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy. Because we cannot predict when a plan of reorganization may become effective, we recorded this liability as a current liability on our condensed consolidated balance sheet at December 31, 2002. Under the terms of the Settlement agreement, this amount accrues interest at a 5.5% annual rate from December 21, 2002 to the date of payment. We have recorded this interest in interest expense on our condensed consolidated statements of operations and in Settlement agreement and related accrued interest on our condensed consolidated balance sheets. The accrued interest, which is compounded annually, was $308 million at September 30, 2011 and $275 million at December 31, 2010.

•	a non-cash charge of $322 million representing the fair market value at the date we recorded the charge of nine million shares of Sealed Air common stock that we expect to issue under the Settlement agreement upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy, which was adjusted to eighteen million shares due to our two-for-one stock split in March 2007. These shares are subject to customary anti-dilution provisions that adjust for the effects of stock splits, stock dividends and other events affecting our common stock. The fair market value of our common stock was $35.72 per pre-split share ($17.86 post-split) as of the close of business on December 5, 2002. We recorded this amount on our condensed consolidated balance sheet at December 31, 2002 as follows: $0.9 million representing the aggregate par value of these shares of common stock reserved for issuance related to the Settlement agreement, and the remaining $321 million, representing the excess of the aggregate fair market value over the aggregate par value of these common shares, in additional paid-in capital. The diluted net earnings per common share calculations for the three and nine months ended September 30, 2011 and 2010 reflect the eighteen million shares of common stock that we have reserved for issuance related to the Settlement agreement.

•	$16 million of legal and related fees as of December 31, 2002.
     Settlement agreement and related costs reflected legal and related fees for Settlement-related matters of $0.2 million for the three months ended September 30, 2011, $0.8 million for the nine months ended September 30, 2011, zero for the three months ended September 30, 2010, and $0.6 million for the nine months ended September 30, 2010, which are included in other income (expense), net, on our condensed consolidated statements of operations.
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
     In the Joint Proxy Statement furnished to their respective stockholders in connection with the Cryovac transaction, both parties to the transaction stated that it was their belief that Grace and its subsidiaries were adequately capitalized and would be adequately capitalized after the Cryovac transaction and that none of the transfers contemplated to occur in the Cryovac transaction would be a fraudulent transfer. They also stated their belief that the Cryovac transaction complied with other relevant laws. However, if a court applying the relevant legal standards had reached conclusions adverse to us, these determinations could have had a materially adverse effect on our consolidated financial condition and results of operations.
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
     Although we are optimistic that, if it were to become effective, the PI Settlement Plan would implement the terms of the Settlement agreement, we can give no assurance that this will be the case notwithstanding the Bankruptcy Court’s confirmation of the PI Settlement Plan. The terms of the PI Settlement Plan remain subject to amendment. Moreover, the PI Settlement Plan is subject to the satisfaction of a number of conditions which are more fully set forth in the PI Settlement Plan and include, without limitation, the availability of exit financing and the approval of the PI Settlement Plan by the District Court. Additionally, various parties appealed or have otherwise challenged the Memorandum Opinion and the Confirmation Order, and the PI Settlement Plan may be subject to further appeal or challenge before the District Court or other courts. The appealing parties have designated various issues to be considered on appeal, including, without limitation, issues relating to releases and injunctions contained in the PI Settlement Plan. The District Court held hearings on June 28 and June 29, 2011, to hear oral arguments in connection with appeals of the Memorandum Opinion and the Confirmation Order. The District Court took the matters under advisement and has not yet ruled on the appeals.
     While the Bankruptcy Court has confirmed the PI Settlement Plan and the District Court held hearings to consider oral argument relating to appeals of the Memorandum Opinion and the Confirmation Order, additional proceedings may be held before the District Court or other courts to consider matters related to the PI Settlement Plan, the Memorandum Opinion, and the Confirmation Order. We do not know whether or when the District Court will affirm the Memorandum Opinion or the Confirmation Order or approve the PI Settlement Plan, or whether or when a final plan of reorganization will become effective. Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) is confirmed by the Bankruptcy Court, approved by the District Court, and does become effective, we do not know whether the final plan of reorganization will be consistent with the terms of the Settlement agreement or if the other conditions to our obligation to pay the Settlement agreement amount will be met. If these conditions are not satisfied or not waived by us, we will not be obligated to pay the amount contemplated by the Settlement agreement. However, if we do not pay the Settlement agreement amount, we will not be released from the various asbestos related, fraudulent transfer, successor liability, and indemnification claims made against us and all of these claims would remain pending and would have to be resolved through other means, such as through agreement on alternative settlement terms or trials. In that case, we could face liabilities that are significantly different from our obligations under the Settlement agreement. We cannot estimate at this time what those differences or their magnitude may be. In the event these liabilities are materially larger than the current existing obligations, they could have a material adverse effect on our consolidated financial condition and results of operations. We will continue to review the Grace bankruptcy proceedings (including appeals and other proceedings relating to the Memorandum Opinion, the Confirmation Order, or the PI Settlement Plan), as well as any amendments or changes to the Memorandum Opinion, the Confirmation Order, or the PI Settlement Plan, to verify compliance with the Settlement agreement.
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
(14) Stockholders’ Equity
Quarterly Cash Dividends
     On October 13, 2011, our Board of Directors declared a quarterly cash dividend of $0.13 per common share. This dividend is payable on December 16, 2011 to stockholders of record at the close of business on December 2, 2011. The estimated amount of this dividend payment is $25 million based on 192 million shares of our common stock issued and outstanding as of October 31, 2011.
     During the first nine months of 2011, we declared and paid quarterly cash dividends of $0.13 per common share on March 18, 2011 to stockholders of record at the close of business on March 4, 2011, on June 17, 2011 to stockholders of record at the close of business on June 3, 2011 and on September 16, 2011 to stockholders of record at the close of business on September 2, 2011. We used available cash totaling $62 million to pay these quarterly cash dividends.
     The dividend payments discussed above are recorded as reductions to cash and cash equivalents and retained earnings on our condensed consolidated balance sheets. Through the nine months ended September 30, 2011, there were no restrictions that materially limited our ability to pay dividends or that we reasonably believed were likely to materially limit the future payment of dividends on our common stock. However, the Credit Agreement and the Notes contain covenants that restrict our ability to declare or pay dividends. From time to time, we may consider other means of returning value to our stockholders based on our consolidated financial condition and results of operations. There is no guarantee that our Board of Directors will declare any further dividends.

2005 Contingent Stock Plan
Share-based Incentive Compensation
     We record share-based incentive compensation expense in marketing, administrative and development expenses on our condensed consolidated statements of operations with a corresponding credit to additional paid-in capital within stockholders’ equity based on the fair value of the share-based incentive compensation awards at the date of grant. We recognize an expense or credit reflecting the straight-line recognition, net of estimated forfeitures, of the expected cost of the program. For the 2011 three-year PSU awards, 2010 three-year PSU awards and the 2009 three-year PSU awards, to the extent the expected performance against the targets has improved or worsened, the cumulative amount accrued to date is adjusted up or down. These share-based incentive compensation programs are described in more detail below.
     The table below shows our total share-based incentive compensation expense.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
2011 Three-year PSU Awards	$0.7	$—	$2.5	$—
2010 Three-year PSU Awards	0.8	0.8	4.6	2.3
2009 Two-year PSU Awards	—	3.2	—	7.2
2009 Three-year PSU Awards	1.2	2.1	3.6	4.8
SLO Awards	(0.3)	0.2	0.3	0.6
Other long-term share-based incentive compensation programs	2.1	2.2	6.7	7.1

Total share-based incentive compensation expense	$4.5	$8.5	$17.7	$22.0

     The following table shows the estimated amount of total share-based incentive compensation expense expected to be recognized on a straight-line basis over the remaining respective vesting periods by program at September 30, 2011.

	2011	2012	2013	2014	Total
2011 Three-year PSU Awards	$0.8	$3.4	$3.4	$—	$7.6
2010 Three-year PSU Awards	1.1	4.3	—	—	5.4
2009 Three-year PSU Awards	1.7	—	—	—	1.7
SLO Awards	0.1	0.1	—	—	0.2
Other long-term share-based incentive compensation programs	2.6	8.5	4.9	0.7	16.7

Total share-based incentive compensation expense	$6.3	$16.3	$8.3	$0.7	$31.6

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
     Performance Share Unit Awards
     As part of our long term incentive program adopted in 2008, during the first 90 days of each year, the Organization and Compensation Committee of our Board of Directors, or Compensation Committee, has approved Performance Share Unit (PSU) awards for our executive officers and other selected key executives, which include for each officer or executive a target number of shares of common stock and performance goals and measures that will determine the percentage of the target award that is earned following the end of the performance period. Following the end of the performance period, participants will also receive a cash payment in the amount of the dividends (without interest) that would have been paid during the performance period on the number of shares that they have earned. As of September 30, 2011, we have accrued $2 million for these dividends in other current liabilities on our condensed consolidated balance sheet.
     2011 Three-year PSU Awards
     In March 2011, the Compensation Committee approved awards with a three-year performance period beginning January 1, 2011. The Compensation Committee established principal performance goals, which are 1) three-year cumulative volume growth of net trade sales and 2) three-year average return on invested capital (“ROIC”). These performance goals are outlined in further detail in the Proxy Statement for our 2011 Annual Meeting of Stockholders. The targeted number of shares of common stock that can be earned is 384,714 shares for these 2011 PSU awards. If the threshold level is achieved for either of the two performance goals mentioned above, then the number of shares earned for each participant can be increased (if the additional goal mentioned below is achieved) or decreased (if the additional goal mentioned below is not achieved) by up to 10% of the target level at the discretion of the Compensation Committee, or an aggregate of 38,471 shares for all participants. The additional goal is a 2013 safety result of a total recordable incident rate (a workplace safety indicator) (“TRIR”) of 1.20 or better, excluding facilities acquired during the performance period.
     The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares depending on the level of achievement of the performance goals and measures, plus or minus the 38,471 additional discretionary shares mentioned above.
     The expense included in the table above was calculated using a grant date common stock share price of $26.18 per share on March 11, 2011 and is based on management’s estimate as of September 30, 2011 of the level of probable achievement of the performance goals and measures, which was determined to be at the target level, or 100% achievement (384,714 shares, net of forfeitures).
     2010 Three-year PSU Awards
     In March 2010, the Compensation Committee approved awards with a three-year performance period beginning January 1, 2010. The Compensation Committee established principal performance goals, which are 1) three-year cumulative volume growth of net trade sales and 2) three-year average ROIC. These performance goals are outlined in further detail in the Proxy Statement for our 2011 Annual Meeting of Stockholders. The targeted number of shares of common stock that can be earned is 416,160 shares for these 2010 PSU awards. If the threshold level is achieved for either of the two performance goals mentioned above, then the number of shares earned for each participant can be increased (if the additional goal mentioned below is achieved) or decreased (if the additional goal mentioned below is not achieved) by up to 10% of the target level at the discretion of the Compensation Committee, or an aggregate of 41,616 shares for all participants. The additional goal is a 2012 safety result of TRIR of 1.20 or better, excluding facilities acquired during the performance period.
     The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares depending on the level of achievement of the performance goals and measures, plus or minus the 41,616 additional discretionary shares mentioned above.
     The expense included in the table above was calculated using a grant date common stock share price of $20.88 per share on March 8, 2010 and is based on management’s estimate as of September 30, 2011 of the level of probable achievement of the performance goals and measures, which was determined to be at the maximum level, or 200% achievement (416,160, net of forfeitures) for the volume goal and at the target level, or 100% achievement (208,080 shares, net of forfeitures) for the ROIC goal.
     2009 Three-year and Two-year PSU Awards
     The targeted number of shares of common stock that can be earned is 545,672 for the 2009 three-year PSU award. The total number of shares to be issued for each PSU for the three-year awards can range from zero to 200% of the target number of shares depending on the level of achievement of the operating profit performance goals and measures. If the threshold level is achieved for the operating performance goals and measures, then the number of shares earned for each participant can be increased (if the additional goals mentioned below are achieved) or decreased (if the additional goals mentioned below are not achieved) by up to 10% of the target level at the discretion of the Compensation Committee, or an aggregate of 54,567 shares for all participants. The additional goals are 1) average quarterly inventory days on hand starting December 31, 2008 through the performance period below the average quarterly days on hand for the period December 31, 2007 through December 31, 2008; and 2) a safety result for the final year of the performance period of TRIR of 1.30 or better, excluding facilities acquired during the performance period. These provisions are outlined in further detail in the Proxy Statement for our 2010 Annual Meeting of Stockholders. Probable achievement of the operating profit performance goals and measures based on management’s estimate as of September 30, 2011 was determined to be at the maximum level, or 200% achievement (1,091,344 shares, net of forfeitures). The expense included in the table above for the shares related to the achievement of the operating performance goals and measures was calculated using a common stock share price of $20.88 per share on March 8, 2010. The expense included in the table above for the shares related to the additional goals was calculated using a common stock share price of $16.70 on September 30, 2011, because of their discretionary nature.
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
     The equity award will be made in the form of an award of restricted stock or restricted stock units that will vest on the second anniversary of the grant date or earlier in the event of death, disability or retirement from employment with us, and the shares subject to the award will not be transferable by the recipient until the later of vesting or the second anniversary of the grant date. If the recipient ceases to be employed by us before vesting, then the shares will be forfeited, except for certain circumstances following a change in control. The award will be made in the form of restricted stock unless the award would be taxable to the recipient before the shares become transferable by the recipient, in which case the award will be made in the form of restricted stock units. Recipients who hold SLO awards in the form of restricted stock receive dividends. Recipients who hold SLO awards in the form of restricted stock units receive a cash payment in the amount of the dividends (without interest) on the shares they have earned at about the same time that shares are issued to them following the period of restriction. As of September 30, 2011, we have accrued for these dividends in other current liabilities on our condensed consolidated balance sheet and the amount was immaterial.
     For 2011, the Compensation Committee set the SLO award premium at 25%. The 2011 SLO target awards comprise an aggregate of 77,926 restricted stock shares and restricted stock units as of September 30, 2011. For 2010, the Compensation Committee set the SLO award premium at 25%. The 2010 SLO awards that were issued on March 13, 2011 comprised an aggregate of 34,596 restricted stock shares and restricted stock units.
     We record compensation expense for these awards in marketing, administrative and development expenses on the condensed consolidated statement of operations with a corresponding credit to additional paid-in-capital within stockholder’s equity, based on the fair value of the awards at the end of each reporting period, which reflects the effects of stock price changes.
     For the three and nine months ended September 30, 2011, compensation expense related to the 2011 SLO awards was recognized based on the extent to which the performance goals and measures for our 2011 annual cash bonuses were considered probable of achievement at September 30, 2011. This expense is being recognized over a fifteen month period on a straight-line basis since a majority of the awards will vest at grant date, which will be no later than March 15, 2012, due to the retirement eligibility provision.
     For the three and nine months ended September 30, 2010, compensation expense related to the 2010 SLO awards was recognized based on the extent to which the performance goals and measures for 2010 annual cash bonuses were considered probable of achievement at September 30, 2010. This expense was recognized over a fifteen month period on a straight-line basis since a majority of the awards vested at grant date, which was March 13, 2011, due to the retirement eligibility provision.
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

(15) Net Earnings Per Common Share
     The following table shows the calculation of basic and diluted net earnings per common share under the two-class method.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic Net Earnings Per Common Share:
Numerator
Net earnings available to common stockholders	$73.7	$76.5	$198.4	$204.6
Distributed and allocated undistributed net earnings to non-vested restricted stockholders	(0.4)	(0.4)	(1.2)	(1.3)

Distributed and allocated undistributed net earnings to common stockholders	73.3	76.1	197.2	203.3
Distributed net earnings—dividends paid to common stockholders	(20.7)	(20.6)	(62.1)	(58.6)

Allocation of undistributed net earnings to common stockholders	$52.6	$55.5	$135.1	$144.7

Denominator
Weighted average number of common shares outstanding—basic (1)	159.3	158.3	159.1	158.2

Basic net earnings per common share:
Distributed net earnings to common stockholders	$0.13	$0.13	$0.39	$0.37
Allocated undistributed net earnings to common stockholders	0.33	0.35	0.85	0.92

Basic net earnings per common share:	$0.46	$0.48	$1.24	$1.29

Diluted Net Earnings Per Common Share:
Numerator
Distributed and allocated undistributed net earnings to common stockholders	$73.3	$76.1	$197.2	$203.3
Add: Allocated undistributed net earnings to non-vested restricted stockholders	0.4	0.4	0.9	1.0
Less: Undistributed net earnings reallocated to non-vested restricted stockholders	(0.3)	(0.3)	(0.8)	(0.9)

Net earnings available to common stockholders—diluted	$73.4	$76.2	$197.3	$203.4

Denominator
Weighted average number of common shares outstanding—basic	159.3	158.3	159.1	158.2
Effect of assumed issuance of Settlement agreement shares	18.0	18.0	18.0	18.0
Effect of non-vested restricted stock and restricted stock units	0.6	0.4	0.4	0.2

Weighted average number of common shares outstanding—diluted	177.9	176.7	177.5	176.4

Diluted net earnings per common share	$0.41	$0.43	$1.11	$1.15

(1)	On October 3, 2011, we completed the acquisition of Diversey. Under the terms of the acquisition agreement, we paid in aggregate, $2.1 billion in cash consideration and an aggregate of 31.7 million shares of our common stock, to the shareholders of Diversey. The shares included in the total consideration have not been included in the diluted earnings per share calculation above. These shares are issued and outstanding as of October 3, 2011.
     PSU Awards
     Since the PSU awards discussed in Note 14, “Stockholders’ Equity,” are contingently issuable shares that are based on a condition other than earnings or market price, these shares will be included in the diluted weighted average number of common shares outstanding when they have met the performance conditions as of these dates. The shares for the 2009 three-year PSU awards and the shares for the 2010 three-year PSU awards are included in the diluted weighted average number of common shares outstanding for the three and nine months ended September 30, 2011 because the target levels of their respective performance conditions were met as of September 30, 2011. The shares for the 2011 three-year PSU awards have not been included in the diluted weighted average number of common shares outstanding in the three and nine months ended September 30, 2011 because they have not met the target levels of their performance conditions as of these dates.
     SLO Awards
     The shares or units associated with the 2011 SLO awards are considered contingently issuable shares and therefore are not included in the basic or diluted weighted average number of common shares outstanding for the three and nine months ended September 30, 2011. These shares or units, discussed in Note 14, “Stockholders’ Equity,” will not be included in the common shares outstanding until the final determination of the amount of annual incentive compensation is made in the first quarter of the following year. Once this determination is made, the shares or units will be included in the basic weighted average number of common shares outstanding if the employee is retirement eligible or in the diluted weighted average number of common shares outstanding if the employee is not retirement eligible. The numbers of shares or units associated with SLO awards for the 2010 and earlier fiscal years that were included in the common shares outstanding for the three and nine months ended September 30, 2011 and 2010 were nominal.

(16) Other Income (Expense), net
     The following table provides details of other income (expense), net.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest and dividend income	$1.5	$1.8	$5.7	$5.8
Net foreign exchange transaction gains (losses)	1.3	(2.4)	(6.2)	(4.2)
Gains from foreign currency forward contracts related to the closing of the acquisition of Diversey	6.3	—	6.3	—
Settlement agreement and related costs	(0.2)	—	(0.8)	(0.6)
Noncontrolling interests	0.9	0.5	2.5	1.6
Other, net	(3.0)	(1.5)	(6.6)	(5.1)

Other income (expense), net	$6.8	$(1.6)	$0.9	$(2.5)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with our condensed consolidated financial statements and related notes set forth in Item 1 of Part I of this quarterly report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2010 Annual Report on Form 10-K and our consolidated financial statements and related notes set forth in Item 8 of Part II of that Form 10-K. See Part II, Item 1A, “Risk Factors” and “Cautionary Notice Regarding Forward-Looking Statements,” below, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in millions, except per share amounts. When we cross-reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements,” unless the context indicates otherwise.
Cautionary Notice Regarding Forward-Looking Statements
     This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition and results of operations. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, costs, plans and objectives are forward-looking statements. The SEC encourages companies to disclose forward-looking statements so that investors can better understand a company’s future prospects and make informed investment decisions. Some of our statements in this report, in documents incorporated by reference into this report and in our future oral and written statements may be forward-looking. These statements reflect our beliefs and expectations as to future events and trends affecting our business, our consolidated financial condition and results of operations. These forward-looking statements are based upon our current expectations concerning future events and discuss, among other things, anticipated future financial performance and future business plans. Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. Forward-looking statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will” and similar expressions. Examples of these forward-looking statements include projections regarding our 2011 outlook EPS guidance and other projections relating to our financial performance such as those in the “Components of Change in Net Sales” and “Cost of Sales” sections of our MD&A.
     The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: the implementation of our Settlement agreement regarding the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against the Company arising from a 1998 transaction with W. R. Grace & Co.; general economic conditions, particularly as they affect packaging use; credit ratings; changes in raw material pricing and availability; changes in energy costs; competitive conditions and contract terms; currency translation and devaluation effects, including in Venezuela; the success of our financial growth, profitability and manufacturing strategies and our cost reduction and productivity efforts; the effects of animal and food-related health issues; pandemics; environmental matters; regulatory actions and legal matters; successful integration of the acquisition of Diversey and the other information referenced below under Item 1A, “Risk Factors.” Except as required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
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
     Our management will assess our gross profit, operating profit and diluted net earnings per common share (“EPS”) performance both on a U.S. GAAP basis and on a non-U.S. GAAP basis. Our non-U.S. GAAP gross profit, operating profit and EPS performance excludes items we consider unusual or special items. We evaluate these items on an individual basis. Our evaluation of whether to exclude an unusual or special item for purposes of determining our non-U.S. GAAP financial performance considers both the quantitative and qualitative aspects of the item, including, among other things (i) its size and nature, (ii) whether or not it relates to our ongoing business operations, and (iii) whether or not we expect it to occur as part of our normal business on a regular basis. For purposes of determining non-U.S. GAAP financial performance, unusual or special items and their related tax effect are excluded. Further, the items excluded from these non-U.S. GAAP financial measures may also be excluded from the calculations of our performance measures set by the Compensation Committee for purposes of determining incentive compensation. Thus, our management believes that this information may be useful to investors.
     In our “2011 Outlook” below, we present our anticipated full year 2011 EPS on a U.S. GAAP basis, but we also note that we will exclude any non-operating gains or losses that may be recognized in 2011 related to currency fluctuations in Venezuela from our adjusted EPS. We believe these gains or losses are attributable to the significant foreign exchange fluctuations in that country and are not indicative of a normal operating environment. We will exclude future non-operating gains and or losses from our non-U.S. GAAP adjusted EPS relating to our Venezuelan subsidiary until such time that we believe the foreign exchange environment in Venezuela stabilizes. We have also excluded transaction and integration costs related to our acquisition of Diversey, and we will exclude future transaction and integration costs related to our acquisition of Diversey from our adjusted operating profit and adjusted EPS in 2011. We have also excluded gains we recorded on certain foreign currency forward contracts in connection with the Diversey acquisition. We believe that excluding the items discussed above from our non-U.S. GAAP reported and projected EPS performance will aid in the comparison of our adjusted EPS performance between 2011 and prior years.
     In addition, in some of the discussions and tables that follow, we exclude the impact of foreign currency translation when presenting net sales information, which we define as “constant dollar.” Changes in net sales on a constant dollar basis are non-U.S. GAAP financial measures. As a worldwide business, it is important that we take into account the effects of foreign currency translation when we view our results and plan our strategies. Nonetheless, we cannot directly control changes in foreign currency exchange rates. Consequently, when our management evaluates our net sales to measure the performance of our business, they typically evaluate our net sales on a constant dollar basis. We also exclude the impact of foreign currency translation when making some incentive compensation determinations. As a result, our management believes that these presentations may be useful to investors.

Recent Events
     Acquisition of Diversey
     On October 3, 2011, we completed the acquisition of Diversey. The historical financial results included in this MD&A cover periods before the closing of the acquisition and the consummation of other transactions related to the acquisition. Accordingly, the historical financial results included in this MD&A do not reflect the significant future impact that the acquisition and the related transactions will have on us, our consolidated financial condition and results of operations. See Note 1, “Organization and Basis of Presentation,” and Note 3, “Acquisition of Diversey Holdings, Inc.”, for further details.
     Dividends
     On October 13, 2011, our Board of Directors declared a quarterly cash dividend of $0.13 per common share. This dividend is payable on December 16, 2011 to stockholders of record at the close of business on December 2, 2011. The estimated amount of this dividend payment is $25 million based on 192 million shares of our common stock issued and outstanding as of October 31, 2011.
     During the first nine months of 2011, we declared and paid quarterly cash dividends of $0.13 per common share on March 18, 2011 to stockholders of record at the close of business on March 4, 2011, on June 17, 2011 to stockholders of record at the close of business on June 3, 2011 and on September 16, 2011 to stockholders of record at the close of business on September 2, 2011. We used available cash totaling $62 million to pay these quarterly cash dividends.
2011 Outlook
     We have revised our anticipated full year 2011 EPS guidance to $1.70 per share to $1.75 per share from $1.75 per share to $1.85 per share. This guidance does not include the effects of the acquisition of Diversey. We believe that the combination of the following factors, through the fourth quarter of 2011, will position us to generate results within our 2011 EPS guidance:
•	additional benefits from our pricing actions to offset higher raw material costs;

•	operating leverage on unit volume growth;

•	tight control of expenses;

•	productivity improvements from our supply chain initiatives; and

•	favorable foreign currency translation.
     All other 2011 EPS guidance assumptions outlined in our 2010 Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 have not changed. Our 2011 guidance continues to exclude the payment of the Settlement agreement, as the timing of the settlement is still unknown. Payment under the Settlement agreement is expected to be accretive to our post-payment EPS by $0.13 annually. This estimate represents the accretive impact on our consolidated net earnings from ceasing to accrue any future interest on the settlement amount following the payment. See “Settlement Agreement and Related Costs,” of “Material Commitments and Contingencies” below, for further discussion. Additionally, as mentioned above, our 2011 guidance excludes any non-operating gains or losses that may be recognized in 2011 due to currency fluctuations in Venezuela, Diversey financial results for the fourth quarter of 2011 and any transaction or integration costs related to our acquisition of Diversey.

Highlights of Financial Performance
     Below are some highlights of our financial performance.

	Third Quarter of		%	First Nine Months of		%
	2011	2010	Change	2011	2010	Change
Net sales	$1,247.1	$1,130.0	10%	$3,588.2	$3,280.9	9%

Gross profit	$335.7	$320.5	5	969.0	$921.0	5
As a % of net sales	26.9%	28.4%		27.0%	28.1%
Marketing, administrative and development expenses	181.9	173.3	5	556.5	520.4	7
As a % of net sales	14.6%	15.3%		15.5%	15.9%
Costs related to the acquisition of Diversey	24.1	—	#	30.7	—	#
Restructuring and other (credits) charges	(0.2)	0.1	#	(0.2)	0.4	#

Operating profit	$129.9	$147.1	(12)	$382.0	$400.2	(5)

As a % of net sales	10.4%	13.0%		10.6%	12.2%
Interest expense	(36.6)	(40.7)	(10)	(110.5)	(122.4)	(10)
Other income (expense), net (1)	6.8	(1.6)	#	0.9	(2.5)	#
Net earnings available to common stockholders	$73.7	$76.5	(4)%	$198.4	$204.6	(3)%

U.S. GAAP net earnings per common share:
Basic	$0.46	$0.48	(4)%	$1.24	$1.29	(4)%

Diluted	$0.41	$0.43	(5)%	$1.11	$1.15	(3)%

Non-U.S. GAAP adjusted diluted net earnings per common share	$0.48	$0.43	12%	$1.21	$1.13	7%

Weighted average number of common shares outstanding:
Basic	159.3	158.3		159.1	158.2

Diluted	177.9	176.7		177.5	176.4

#	Denotes a variance greater than or equal to 100%, or not meaningful.

(1)	Includes gains from foreign currency forward contracts related to the closing of the acquisition of Diversey of $6.3 million in the third quarter and first nine months of 2011.
Diluted Net Earnings per Common Share
     The following table presents a reconciliation of our U.S. GAAP EPS to non-U.S. GAAP adjusted EPS.

	Third		First Nine
	Quarter of		Months of
	2011	2010	2011	2010
U.S. GAAP diluted net earnings per common share as reported	$0.41	$0.43	$1.11	$1.15
Add: Costs related to the acquisition of Diversey of $16.3, net of taxes of $7.8 for the three months ended September 30, 2011 and $22.1, net of taxes of $8.6 for the nine months ended September 30, 2011	0.09	—	0.12	—
Add / (less): Foreign currency exchange losses (gains) related to Venezuelan subsidiary of $0.9, net of taxes of $(0.4) for the three months ended September 30, 2010, and $(4.3), net of taxes of $2.2 for the nine months ended September 30, 2010	—	0.01	—	(0.02)
Add: Global manufacturing strategy and restructuring and other charges, of $2.6, net of taxes of $1.1 in 2010	—	—	—	0.01
(Less): Gains from foreign currency forward contracts related to the closing of the acquisition of Diversey of $3.9, net of taxes of $2.4 in 2011	(0.02)	—	(0.02)	—
(Less): Gains on sale of available-for-sale securities, net of impairment of $1.2, net of taxes of $0.8 for the three months ended September 30, 2010 and $1.5, net of taxes of $0.9 for the nine months ended September 30, 2010	—	(0.01)	—	(0.01)

Non-U.S. GAAP adjusted diluted net earnings per common share	$0.48	$0.43	$1.21	$1.13

     See Note 15, “Net Earnings Per Common Share,” for details on the calculation of our U.S. GAAP basic and diluted EPS.
     The discussions that follow provide further details about the material factors that contributed to the increase in our adjusted EPS in 2011 compared with 2010.

Net Sales by Segment Reporting Structure
     The following table presents net sales by our segment reporting structure.

	Third Quarter of		%	First Nine Months of		%
	2011	2010	Change	2011	2010	Change
Net sales:
Food Packaging	$529.8	$483.4	10%	$1,506.6	$1,390.0	8%
As a % of net sales	42.5%	42.8%		42.0%	42.4%
Food Solutions	265.5	240.4	10	756.2	687.7	10
As a % of net sales	21.3%	21.3%		21.1%	20.9%
Protective Packaging	361.2	327.0	10	1,049.8	954.4	10
As a % of net sales	29.0%	28.9%		29.3%	29.1%
Other	90.6	79.2	14	275.6	248.8	11
As a % of net sales	7.2%	7.0%		7.6%	7.6%

Total	$1,247.1	$1,130.0	10%	$3,588.2	$3,280.9	9%

Net Sales by Geographic Region
     The following tables present our net sales by geographic region and the components of change in net sales by geographic region.

	Third Quarter of		%	First Nine Months of		%
	2011	2010	Change	2011	2010	Change
Net sales:
U.S.	$564.8	$543.1	4%	$1,630.3	$1,540.6	6%
As a % of net sales	45.3%	48.1%		45.4%	47.0%
International	682.3	586.9	16	1,957.9	1,740.3	13
As a % of net sales	54.7%	51.9%		54.6%	53.0%

Total net sales	$1,247.1	$1,130.0	10%	$3,588.2	$3,280.9	9%

Third Quarter of 2011	U.S.		International		Total Company
Volume—Units	$(3.8)	(0.7)%	$14.0	2.4%	$10.2	0.9%
Volume—Acquired businesses, net of (dispositions)	0.4	0.1	—	—	0.4	—
Product price/mix	25.1	4.6	10.3	1.8	35.4	3.1
Foreign currency translation	—	—	71.1	12.1	71.1	6.3

Total	$21.7	4.0%	$95.4	16.3%	$117.1	10.3%

First Nine Months of 2011	U.S.		International		Total Company
Volume—Units	$22.1	1.4%	$49.2	2.8%	$71.3	2.2%
Volume—Acquired businesses, net of (dispositions)	1.0	0.1	—	—	1.0	—
Product price/mix	66.5	4.3	16.8	1.0	83.3	2.5
Foreign currency translation	—	—	151.7	8.7	151.7	4.6

Total	$89.6	5.8%	$217.7	12.5%	$307.3	9.3%

Foreign Currency Translation Impact on Net Sales
     As shown above, 55% of our consolidated net sales are generated outside the U.S. Since we are a U.S. domiciled company, we translate our foreign currency-denominated net sales into U.S. dollars. Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our net sales from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact. The most significant currencies that contributed to the translation of our net sales and our other consolidated financial results were the euro, the Brazilian real, the Australian dollar, the Canadian dollar, the British pound and the Mexican peso.
     We experienced a favorable impact from translation of our foreign currency-denominated net sales of $71 million in the third quarter of 2011 and $152 million in the first nine months of 2011 compared with the same periods of 2010. These increases were primarily due to the strengthening of the euro, the Australian dollar and Brazilian real relative to the U.S. dollar. As noted above, our 2011 EPS guidance assumes a favorable impact from foreign currency translation on our full year net sales and EPS.

Components of Change in Net Sales
     The following table presents the components of change in net sales by our segment reporting structure as compared to the prior year. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the impact of year over year changes in foreign currency exchange rates against the U.S. dollar from our reported net sales.

	Food		Food		Protective				Total
Third Quarter of 2011	Packaging		Solutions		Packaging		Other		Company
Volume—Units	$—	—%	$(3.4)	(1.4)%	$8.7	2.7%	$4.9	6.1%	$10.2	0.9%
Volume—Acquired businesses, net of (dispositions)	—	—	—	—	0.4	0.1	—	—	0.4	—
Product price/mix (1)	17.3	3.6	9.3	3.9	8.0	2.5	0.8	1.0	35.4	3.1
Foreign currency translation	29.1	6.0	19.2	8.0	17.1	5.2	5.7	7.2	71.1	6.3

Total change (U.S. GAAP)	$46.4	9.6%	$25.1	10.5%	$34.2	10.5%	$11.4	14.3%	$117.1	10.3%

Impact of foreign currency translation	(29.1)	(6.0)	(19.2)	(8.0)	(17.1)	(5.2)	(5.7)	(7.2)	(71.1)	(6.3)

Total constant dollar change (Non-U.S. GAAP)	$17.3	3.6%	$5.9	2.5%	$17.1	5.3%	$5.7	7.1%	$46.0	4.0%

	Food		Food		Protective				Total
First Nine Months of 2011	Packaging		Solutions		Packaging		Other		Company
Volume—Units	$13.0	0.9%	$1.9	0.3%	$43.5	4.6%	$12.9	5.2%	$71.3	2.2%
Volume—Acquired businesses, net of (dispositions)	—	—	—	—	1.0	0.1	—	—	1.0	—
Product price/mix (1)	41.0	3.0	25.3	3.7	14.3	1.5	2.7	1.1	83.3	2.5
Foreign currency translation	62.6	4.5	41.3	6.0	36.6	3.8	11.2	4.5	151.7	4.6

Total change (U.S. GAAP)	$116.6	8.4%	$68.5	10.0%	$95.4	10.0%	$26.8	10.8%	$307.3	9.3%

Impact of foreign currency translation	(62.6)	(4.5)	(41.3)	(6.0)	(36.6)	(3.8)	(11.2)	(4.5)	(151.7)	(4.6)

Total constant dollar change (Non-U.S. GAAP)	$54.0	3.9%	$27.2	4.0%	$58.8	6.2%	$15.6	6.3%	$155.6	4.7%

(1)	Includes the net impact of our pricing actions and rebates as well as the period-to-period change in the mix of products sold. Also included in our reported product price/mix is the net effect of some of our customers purchasing our products in non-U.S. dollar or euro denominated countries at selling prices denominated in U.S. dollars or euros. This primarily arises when we export products from the U.S. and euro-zone countries. The impact to our reported product price/mix of these purchases in other countries at selling prices denominated in U.S. dollars or euros was not material in the periods included in the tables above.
Food Packaging Segment Net Sales
     Third Quarter of 2011 Compared With the Same Period of 2010
     The $17 million, or 4%, constant dollar increase in 2011 compared with 2010 was primarily due to:
•	favorable product price/mix in the U.S. of $14 million, or 6%, from the benefits of prior pricing actions that were implemented to offset rising raw materials costs, as well as formula contract price adjustments; and

•	higher unit volumes in Europe of $3 million, or 3%, and Australia / New Zealand of $2.0 million, or 4%, due to the expansion of our growth programs, an increase in animal and dairy production in those markets, equipment sales in Europe and Australia and continued acceleration of our presence in developing regions around the world, most notably in central Europe and the Middle East.
     These favorable drivers were partially offset by lower unit volumes in Canada of $4 million, or 18%, primarily due to a customer loss. This customer loss is not considered material to our consolidated net sales.
     First Nine Months of 2011 Compared With the Same Period of 2010
     The $54 million, or 4%, constant dollar increase in 2011 compared with 2010 was primarily due to:
•	favorable product price/mix in the U.S. of $38 million, or 6%, from the benefits of prior pricing actions that were implemented to offset rising raw materials costs, as well as formula contract price adjustments;

•	higher unit volumes in the U.S. of $19 million, or 3%, mostly due to higher unit volumes from new business gains and, to a lesser extent, a slight increase in some of our customers’ animal production rates resulting in higher sales of some of our packaging formats; and

•	higher unit volumes in Europe of $10 million, or 4%, mostly due to the expansion of our growth programs, higher equipment demand from new and existing customers and continued acceleration of our presence in developing countries in central Europe and the Middle East.
     These favorable drivers were partially offset by lower unit volumes in Canada of $12 million, or 21%, primarily due to the customer loss mentioned above.
Food Solutions Segment Net Sales
     Third Quarter of 2011 Compared With the Same Period of 2010
     The $6 million, or 3%, constant dollar increase in net sales in 2011 compared with 2010 was primarily due to favorable product price/mix in the U.S. of $6 million, or 6%, and Europe of $3 million, or 3%, both from the benefits of prior pricing actions that were implemented to offset rising raw materials costs and from formula price adjustments.
     These favorable drivers were partially offset by lower unit volumes in the U.S. of $6 million, or 6%, resulting from a change in our case-ready format by a major retailer in mid-2010. A portion of this lost unit volume is now being supplied in another format by our Food Packaging segment. The remainder of the lost unit volume was not material to our consolidated net sales.
     First Nine Months of 2011 Compared With the Same Period of 2010
     The $27 million, or 4%, constant dollar increase in net sales in 2011 compared with 2010 was primarily due to:
•	favorable product price/mix in the U.S. of $17 million, or 6%, and Europe of $7 million, or 3%, both from the benefits of prior pricing actions that were implemented to offset rising raw materials costs and formula price adjustments;

•	higher unit volumes in Europe of $11 million, or 5%, mostly due to higher sales of our case-ready, ready meal and vertical pouch packaging products and, to a lesser extent, higher equipment demand from new and existing customers; and

•	higher unit volumes in Australia of $6 million, or 6%, primarily due to higher demand for our fresh dairy packaging products, which occurred primarily in the first half of 2011.
     These favorable drivers were partially offset by lower unit volumes in the U.S. of $20 million, or 7%, due to the same factor mentioned in the third quarter of 2011 discussion above.
Protective Packaging Segment Net Sales
     Third Quarter of 2011 Compared With the Same Period of 2010
     The $17 million, or 5%, constant dollar increase in net sales in 2011 compared with 2010 was primarily due to higher unit volumes in most regions, specifically in the U.S. of $5 million, or 3%, and in Asia of $4 million, or 13%. These unit volume increases were predominantly due to higher year-over-year industrial production rates in those regions, which in turn favorably affected the sales of our protective packaging products to existing customers in the order fulfillment space and our inflatable materials and equipment systems to new and existing customers in the e-commerce space. We also experienced favorable product price/mix in the U.S. of $4 million, or 2%, and in Europe of $4 million, or 5%, due to the benefits of prior pricing actions, which were implemented to offset rising raw materials costs.
     First Nine Months of 2011 Compared With the Same Period of 2010
     The $59 million, or 6%, constant dollar increase in 2011 compared with 2010 was primarily due to higher unit volumes in the U.S. of $23 million, or 4%, in Europe of $9 million, or 4%, and in Asia of $11 million, or 13%. These unit volume increases were due to the same factors mentioned in the third quarter of 2011 discussion above. We also experienced favorable product price/mix in Europe of $8 million, or 3%, due to the benefits of prior pricing actions that were implemented to offset rising raw materials costs.
Other Net Sales
     Third Quarter of 2011 Compared With the Same Period of 2010
     The $6 million, or 7%, constant dollar increase in net sales in 2011 compared with 2010 was primarily due to higher unit volumes in Asia of $6 million mostly in our medical applications business in Asia as comparable period 2010 sales were limited as we were awaiting Chinese government approval to import, distribute and sell reformulated medical film. We received approval late in the third quarter of 2010.
     First Nine Months of 2011 Compared With the Same Period of 2010
     The $16 million, or 6%, constant dollar increase in net sales in 2011 compared with 2010 was primarily due to higher unit volumes in Europe of $10 million, or 8%, primarily in our specialty materials business attributable to higher demand for our products from the construction sector. Also contributing to this increase was higher unit volumes in our medical applications business in Asia of $3 million, or 18%, since we received Chinese government approval to import, distribute and sell the reformulated medical film late in the third quarter of 2010.
Cost of Sales
     Our primary input costs include resins, direct and indirect labor, other raw materials, energy-related costs and transportation costs. We utilize petrochemical-based resins in the manufacture of many of our products. The costs for these raw materials are impacted by the rise and fall in crude oil and natural gas prices, since they serve as feedstocks utilized in the production of most resins. The prices for these feedstocks have been particularly volatile in recent years due to changes in global demand, global price escalations and, more recently, political unrest in the Middle East. In addition, supply and demand imbalances for resins and intermediate compounds, as well as supplier facility outages, also influence resin costs. Although changes in the prices of crude oil and natural gas are not perfect benchmarks, they are indicative of the variations in raw materials and other input costs we face. We continue to monitor changes in raw material and energy-related costs as they occur and take pricing actions as appropriate to lessen the impact of cost increases when they occur. We also have productivity, yield and product reformulations initiatives that have offset a portion of the increased unit input costs.

	Third Quarter of		%	First Nine Months of		%
	2011	2010	Change	2011	2010	Change
Cost of sales	$911.4	$809.5	13%	$2,619.2	$2,359.9	11%
As a % of net sales	73.1%	71.6%		73.0%	71.9%
     Third Quarter of 2011 Compared With the Same Period of 2010
     The $102 million increase in cost of sales in 2011 compared with 2010 was primarily due to:
•	an unfavorable impact of foreign currency translation of $53 million;

•	higher raw materials costs of $40 million predominantly in North America in our Food businesses;

•	higher transportation and energy-related costs of $6 million predominantly in North America in our Food and Protective Packaging businesses.
     These factors were partially offset by supply chain productivity improvements, which we estimate to be $7 million.
     First Nine Months of 2011 Compared With the Same Period of 2010
     The $259 million increase in cost of sales in 2011 compared with 2010 was primarily due to:
•	higher raw materials costs of $115 million predominantly in North America in our Food businesses;

•	an unfavorable impact of foreign currency translation of $113 million;

•	higher transportation and energy-related costs of $18 million predominantly in North America in our Food and Protective Packaging businesses.
     These factors were partially offset by supply chain productivity improvements, which we estimate to be approximately $27 million.
     Prices for some of our raw materials eased in the third quarter of 2011 from second quarter of 2011 peaks, and we now anticipate that these prices should decline sequentially from the third quarter of 2011 to the fourth quarter of 2011. Since there is a delay between changes in raw material prices and when we recognize the new prices in our cost of sales because of the level and timing of inventory consumption, we would expect to realize any benefits of the anticipated raw material price declines in subsequent quarters. Accordingly, we believe that our estimated full year average raw materials cost increase included in our 2011 EPS guidance of an increase in the low-teen percent range is still appropriate and representative of our raw materials cost structure.
Marketing, Administrative and Development Expenses

	Third Quarter of		%	First Nine Months of		%
	2011	2010	Change	2011	2010	Change
Marketing, administrative and development expenses	$181.9	$173.3	5%	$556.5	$520.4	7%
As a % of net sales	14.6%	15.3%		15.5%	15.9%
     Third Quarter of 2011 Compared With the Same Period of 2010
     The $9 million increase in marketing, administrative and development expenses in 2011 compared with 2010 was primarily due to:
•	an unfavorable impact of foreign currency translation of $10 million;

•	additional information systems expenses of $4 million related to new software and maintenance costs; and

•	an increase in selling and marketing expenses of $3 million to support our sales growth. This amount also includes the impact of higher compensation and benefits expense including additional headcount and salary increases.
     These factors were partially offset by lower variable incentive compensation expenses of $7 million. This decrease was primarily due to a decline in share-based compensation expense of $4 million primarily due to the level of achievement of some of our PSU awards and a decline in our annual cash incentive compensation expense of $3 million in the third quarter of 2011 because we are not currently meeting some of our 2011 financial performance goals.
First Nine Months of 2011Compared With the Same Period of 2010
     The $36 million increase in marketing, administrative and development expenses in 2011 compared with 2010 was primarily due to:
•	an unfavorable impact of foreign currency translation of $21 million;

•	an increase in selling and marketing expenses of $13 million to support our sales growth, including higher compensation and benefits expense as a result of additional headcount and salary increases;

•	additional information systems expenses of $4 million related to new software and maintenance costs;

•	additional spending for innovation and new product introductions of $2 million primarily in the first half of 2011 related to three small acquisitions that closed in the second half of 2010; and

•	severance charges in the first quarter of 2011 of $2 million, primarily to better align our resources with our growth opportunities in our Food Solutions segment.

     These factors were partially offset by lower variable incentive compensation expenses of $3 million. This decrease was primarily due to the decline in share-based compensation expense mentioned above.
Costs Related to the Acquisition of Diversey
     We recorded $24 million of transaction and integration costs directly related to the acquisition of Diversey in the third quarter of 2011 and $31 million in the first nine months of 2011. The transaction related costs were $21 million in the third quarter of 2011 and $27 million in the first nine months of 2011 and primarily consist of financing commitment, legal, regulatory and appraisal fees. The remainder of the costs in both periods were integration costs primarily consisting of consulting fees. As discussed above, we have excluded these costs from our adjusted EPS calculations in 2011. See Note 3, “Acquisition of Diversey Holdings, Inc.” for further discussion of the acquisition.
Operating Profit
     The following table shows the reconciliation of our U.S. GAAP gross profit and operating profit to non-U.S. GAAP adjusted gross profit and adjusted operating profit.

	Third Quarter of		First Nine Months of
	2011	2010	2011	2010
U.S. GAAP gross profit as reported	$335.7	$320.5	$969.0	$921.0
As a % of total net sales	26.9%	28.4%	27.0%	28.1%
Add: Global manufacturing strategy charges	—	0.4	—	3.2
Add: European manufacturing facility closure charges	0.3	0.3	0.5	0.3

Non-U.S. GAAP adjusted gross profit	$336.0	$321.2	$969.5	$924.5

As a % of total net sales	26.9%	28.4%	27.0%	28.2%
U.S. GAAP operating profit as reported	$129.9	$147.1	$382.0	$400.2
As a % of total net sales	10.4%	13.0%	10.6%	12.2%
Add: Costs related to the acquisition of Diversey	24.1	—	30.7	—
Add: Global manufacturing strategy restructuring and other charges	—	0.6	—	3.7
Add: European manufacturing facility closure charges	—	0.3	0.2	0.3

Non-U.S. GAAP adjusted operating profit	$154.0	$148.0	$412.9	$404.2

As a % of total net sales	12.3%	13.1%	11.5%	12.3%
     Management evaluates the performance of each reportable segment based on its operating profit, which is detailed in the table below.

	Third Quarter of		%	First Nine Months of		%
	2011	2010	Change	2011	2010	Change
Food Packaging	$75.4	$70.3	7%	$200.3	$184.3	9%
As a % of Food Packaging net sales	14.2%	14.5%		13.3%	13.3%
Food Solutions	29.4	27.5	7	74.0	71.5	3
As a % of Food Solutions net sales	11.1%	11.4%		9.8%	10.4%
Protective Packaging	48.5	46.7	4	134.8	131.5	3
As a % of Protective Packaging net sales	13.4%	14.3%		12.8%	13.8%
Other	0.5	2.7	(81)	3.4	13.3	(74)
As a % of Other net sales	0.6%	3.4%		1.2%	5.3%

Total segments and other	153.8	147.2	5%	412.5	400.6	3%
As a % of net sales	12.3%	13.0%		11.5%	12.2%
Costs related to the acquisition of Diversey	24.1	—	#	30.7	—	#
Restructuring and other (credits) charges(1)	(0.2)	0.1	#	(0.2)	0.4	#

Total operating profit	$129.9	$147.1	(12)%	$382.0	$400.2	(5)%

As a % of net sales	10.4%	13.0%		10.6%	12.2%

#	Denotes a variance greater than or equal to 100%, or not meaningful.

(1)	Represents charges associated with the implementation of our global manufacturing strategy, primarily in our Food Packaging segment.
     As discussed above, our financial results are impacted by foreign currency translation. We estimate that our operating profit was favorably impacted by $8 million of foreign currency translation in the third quarter of 2011 and $18 million in the first nine months of 2011 compared with the same periods of 2010. We estimate that this equates to a favorable impact to our EPS of $0.03 per share in the third quarter of 2011 and $0.08 per share in the first nine months of 2011 compared with the same periods in 2010.
     Food Packaging Segment Operating Profit
     The increases in operating profit in the third quarter and the first nine months of 2011 compared with the same periods in 2010 were primarily due to the net favorable impacts of the changes in net sales mentioned above. These factors were partially offset by higher raw materials costs, which we estimate to be $20 million higher in the third quarter of 2011 and $50 million higher in the first nine months compared with the same periods in 2010.

     Food Solutions Segment Operating Profit
     The increases in operating profit in the third quarter and the first nine months of 2011 compared with the same periods in 2010 were primarily due to the net favorable impacts of the changes in net sales mentioned above. These factors were partially offset by higher raw materials costs, which we estimate to be $8 million higher in the third quarter of 2011 and $28 million higher in the first nine months compared with the same periods in 2010.
     Protective Packaging Segment Operating Profit
     The increases in operating profit in the third quarter and the first nine months of 2011 compared with the same periods in 2010 were primarily due to the net favorable impacts of the changes in net sales mentioned above. These factors were partially offset by higher raw materials costs, which we estimate to be $10 million higher in the third quarter of 2011 and $30 million higher in the first nine months compared with the same periods in 2010.
     Other Operating Profit
     The declines in operating profit in the third quarter and the first nine months of 2011 compared with the same periods in 2010 were primarily due to higher raw materials costs, which we estimate to be $2 million higher in the third quarter of 2011 and $7 million higher in the first nine months compared with the same periods in 2010. These factors were partially offset by the net favorable impacts of the increases in unit volumes mentioned above.
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
The following table details our interest expense.

	Third		2011 vs.	First Nine		2011 vs.
	Quarter of		2010	Months of		2010
	2011	2010	Change	2011	2010	Change
Interest expense on the amount payable for the Settlement agreement	$10.8	$10.3	$0.5	$32.4	$30.8	$1.7
Interest expense on our senior notes:
5.625% Senior Notes due July 2013	5.1	5.4	(0.3)	15.5	16.4	(0.9)
12% Senior Notes due February 2014(1)	3.6	7.8	(4.2)	10.9	23.7	(12.8)
7.875% Senior Notes due June 2017, issued June 2009	8.3	8.3	—	24.9	24.8	0.1
6.875% Senior Notes due July 2033	7.7	7.7	—	23.2	23.2	—
Other interest expense	2.3	1.8	0.4	6.5	6.2	0.2
Less: capitalized interest	(1.2)	(0.6)	(0.5)	(2.9)	(2.7)	(0.2)

Total	$36.6	$40.7	$4.1	$110.5	$122.4	$(11.9)

(1)	We redeemed $150 million of these notes in December 2010. See Note 9, “Debt and Credit Facilities,” for further details.
     In connection with the acquisition of Diversey on October 3, 2011, we entered into the Credit Facility consisting of: (a) a $1.1 billion Term Loan A Facility, (b) a $1.2 billion Term Loan B Facility and (c) a $700 million Revolving Credit Facility. We also issued $750 million of 8.125% Notes and $750 million of 8.375% Notes. See Note 9, “Debt and Credit Facilities,’” for further details.
     We currently estimate that our total interest expense for 2012 on all of our outstanding debt will be in the range of $385 million to $395 million. This range includes an estimated amount of $20 million for the amortization of debt issuance costs and original issuance discounts on our existing debt and the costs and discount we recorded in connection with the Credit Facility and Notes issuances, which is subject to change. This range also includes a full year of accrued interest expense of $46 million on the amount payable for the Settlement agreement.
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
Other Income (Expense), net
     See Note 16, “Other Income (Expense), net,” for the components and details of other income (expense), net.
Income Taxes
     Our effective income tax rate was 26.4% for third quarter of 2011 and 27.5% for the same period in 2010. Our effective income tax rate was 27.1% for the first nine months of 2011 and 28.0% for the same period in 2010.
     For both the third quarter and first nine months of 2011 and 2010, our effective income tax rate was lower than the statutory U.S. federal income tax rate of 35% primarily due to our lower net effective income tax rate on foreign earnings and our domestic manufacturing deduction, partially offset by state income taxes. The rate for the third quarter and first nine months of 2011 was also reduced by certain U.S. tax credits which were not available for the three and nine months ended September 30, 2010.
     Our full year 2011 effective tax rate may be higher or lower than our rate for third quarter of 2011 depending on, among other factors, the financial results of Diversey, our mix of foreign earnings and the amount of non-deductible acquisition expenses incurred during the year.

Liquidity and Capital Resources
     The information in this section sets forth material changes in and updates to material information contained in the Liquidity and Capital Resources section of our MD&A set forth in Item 7 of Part II of our 2010 Annual Report on Form 10-K and should be read in conjunction with that discussion.
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
     We currently expect to fund a substantial portion of this payment when it becomes due by using accumulated cash and cash equivalents with the remainder from our committed credit facilities. Our new Credit Facility is available for general corporate purposes, including the payment of the amounts required upon effectiveness of the Settlement agreement. See “Principal Sources of Liquidity” below. The cash payment of $513 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. This accrued interest was $308 million at September 30, 2011 and is recorded in Settlement agreement and related accrued interest on our condensed consolidated balance sheet. The total liability on our condensed consolidated balance sheet was $820 million at September 30, 2011. In addition, the Settlement agreement provides for the issuance of 18 million shares of our common stock. Since the impact of issuing these shares is dilutive to our EPS, under U.S. GAAP, they are included in our diluted weighted average number of common shares outstanding in our calculation of EPS for all periods presented. See Note 15, “Net Earnings Per Common Share,” for details of our calculation of EPS.
     Tax benefits resulting from the payment made under the Settlement agreement are currently recorded as a $380 million deferred tax asset on our consolidated balance sheets. These deferred tax assets reflect the cash portion of the Settlement agreement and related accrued interest and the value of the 18 million shares of our common stock at the post-split price of $17.86 per share, which was the price when the Settlement agreement was reached in 2002. The amount and timing of our future cash tax benefits could vary, depending on the amount of cash paid by us and various facts and circumstances at the time of payment under the Settlement agreement, including the price of our common stock, our tax position and the applicable tax codes.
     Additionally we may incur an approximate one percentage point increase in our effective income tax rate during the calendar year in which we make the payment under the Settlement. We anticipate that funding the Settlement agreement will result in a loss for U.S. income tax purposes, and this loss will eliminate some tax benefits for that year, primarily the domestic manufacturing deduction.
     While the Bankruptcy Court has confirmed the PI Settlement Plan and the District Court held hearings to consider oral argument relating to appeals of the Memorandum Opinion and the Confirmation Order, additional proceedings may be held before the District Court or other courts to consider matters related to the PI Settlement Plan, the Memorandum Opinion, and the Confirmation Order. Various parties have appealed or have otherwise challenged the Memorandum Opinion and the Confirmation Order, and the PI Settlement Plan may be subject to further appeal or challenge before the District Court or other courts. The appealing parties have designated various issues to be considered on appeal, including, without limitation, issues relating to releases and injunctions contained in the PI Settlement Plan. We will continue to review the Grace bankruptcy proceedings (including appeals and other proceedings relating to the Memorandum Opinion, the Confirmation Order, or the PI Settlement Plan), as well as any amendments or changes to the Memorandum Opinion, the Confirmation Order, or the PI Settlement Plan, to verify compliance with the Settlement agreement. We do not know whether or when a final plan of reorganization will become effective or whether the final plan will be consistent with the terms of the Settlement agreement.
     As mentioned in “2011 Outlook” above, our full year 2011 EPS guidance continues to exclude the payment under the Settlement agreement, as the timing is unknown. Payment under the Settlement agreement is expected to be accretive to our post-payment EPS by $0.13 annually. This estimate represents the accretive impact on our consolidated net earnings from ceasing to accrue any future interest on the settlement amount following the payment.
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
Principal Sources of Liquidity
     We require cash to fund our operating expenses, capital expenditures, interest, taxes and dividend payments and to pay our debt obligations and other long-term liabilities as they come due. Our principal sources of liquidity are cash flows from operations, accumulated cash and amounts available under our existing lines of credit described below and our accounts receivable securitization program.
     We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, including all of the items mentioned above, and the cash payment under the Settlement agreement should it become payable within the next 12 months.
     In connection with the funding of the cash consideration for the acquisition and the repayment of existing indebtedness of Diversey, and to provide ongoing liquidity, on October 3, 2011, we entered into the Credit Facility, which consists of: (a) a $1.1 billion Term Loan A Facility, (b) a $1.2 billion Term Loan B Facility and (c) a $700 million Revolving Credit Facility. Additionally, on October 3, 2011, we completed an offering of $750 million aggregate principal amount of 8.125% senior notes due 2019 and $750 million aggregate principal amount of 8.375% senior notes due 2021. See Note 9, “Debt and Credit Facilities” for further details.
Cash and Cash Equivalents
     The following table summarizes our accumulated cash and cash equivalents.

	September 30,	December 31,
	2011	2010
Cash and cash equivalents	$800.3	$675.6
     See “Analysis of Historical Cash Flows” below.

     Lines of Credit
     At September 30, 2011, there were no amounts outstanding under our global and European credit facilities, and we had $675 million available to us under these facilities. We did not utilize these facilities at any time during 2011. Our global credit facility and our European credit were terminated on October 3, 2011, in connection with the financing of the acquisition of Diversey and replaced with our new Revolving Credit Facility. The Revolving Credit Facility can be used to finance working capital needs and general corporate purposes including the payment of the amounts required upon effectiveness of the Settlement agreement. See Note 9, “Debt and Credit Facilities” for further details.
     Accounts Receivable Securitization Program
     At September 30, 2011, we had $89 million available to us under the program, and we did not utilize this program in 2011. See Note 5, “Accounts Receivable Securitization Program,” for information concerning this program.
     Debt Ratings
     Our cost of capital and ability to obtain external financing may be affected by our debt ratings, which the credit rating agencies review periodically. Below is a table that details our credit ratings by the various types of debt by rating agency.

Moody’s Investor
	Services	Standard & Poor’s
Corporate Family Rating	Ba3	BB
Senior Unsecured Rating	B1	BB
Senior Secured Credit Facility Rating	Ba1	BB+
Outlook	Stable	Stable
     These credit ratings are considered to be below investment grade. If our credit ratings are downgraded, there could be a negative impact on our ability to access capital markets and borrowing costs could increase. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.
Analysis of Historical Cash Flows
     The following table shows the changes in our consolidated cash flows.

	Nine Months Ended
	September 30,
	2011	2010
Net cash provided by operating activities	$277.0	$289.2
Net cash used in investing activities	(71.4)	(56.9)
Net cash used in financing activities	(84.4)	(148.5)
Net Cash Provided by Operating Activities
2011
     Net cash provided by operating activities in 2011 was primarily attributable to net earnings adjusted to reconcile to net cash provided by operating activities of $342 million, which primarily includes adjustments for depreciation and amortization, costs related to the acquisition of Diversey, share-based incentive compensation expenses. Net cash provided by changes in operating assets and liabilities resulted in a net cash use of $65 million in 2011. This net cash use was primarily due to an increase in cash used for inventories of $91 million and cash used for receivables, net, of $22 million. The higher inventory level reflected the rise in average petrochemical-based raw material costs in 2011 and a build up in inventories in anticipation of increased sales volumes from normal seasonality in some of our businesses. We expect inventories to decline in the fourth quarter of 2011 consistent with the trends and seasonality of our business in past years. The increase in cash used for receivables was consistent with our constant dollar net sales growth in 2011. These factors were partially offset by cash provided by income taxes payable and accounts payable, primarily due to the timing of payments.
2010
     Net cash provided by operating activities of $289 million for the nine months ended September 30, 2010 was primarily attributable to net earnings adjusted to reconcile to net cash provided by operating activities of $336 million, which primarily includes adjustments for depreciation and amortization and share-based incentive compensation expenses. The changes in operating assets and liabilities resulted in a net cash usage of $47 million. This use was primarily due to cash used for inventories of $62 million, which was primarily due to higher inventory levels in North America and Europe mainly in our food businesses. These higher inventory levels reflected the rise in average petrochemical-based raw material costs in 2010 and a build up in inventories in anticipation of increased sales volumes from normal seasonality in some of our businesses.
Net Cash Used in Investing Activities
2011
     Net cash used in investing activities in 2011 primarily consisted of capital expenditures of $78 million primarily for the maintenance of property, plant and equipment, productivity improvements and capacity expansions to support the growth in net sales.
2010
     Net cash used in investing activities was $57 million in the first nine months of 2010 primarily due to capital expenditures for property and equipment. Our capital expenditures in 2010 included the use of $12 million of available cash to fund the purchase of a new manufacturing facility in Brazil to expand our capacity. In 2010, we also used $8 million of available cash to fund the completion of a small acquisition.
     We expect to continue to invest capital as we deem appropriate to expand our business, to maintain or replace depreciating property, plant and equipment, to acquire new manufacturing technology and to improve productivity and net sales growth. We expect total capital expenditures in 2011 to be in the range of $100 million to $125 million. This projection is based upon our updated capital expenditure budget for 2011, the status of approved but not yet completed capital projects, anticipated future projects and historic spending trends. This projection also supports targeted cost-reduction initiatives globally.

Net Cash Used in Financing Activities
2011
     Net cash used in financing activities was primarily due to the following:
•	the cash payment of quarterly dividends of $62 million; and

•	the acquisition of 0.5 million shares of common stock with a fair market value of $13 million that were withheld from employees to satisfy their minimum tax withholding obligations under our 2005 contingent stock plan.
2010
     Net cash used in financing activities was $149 million in the first nine months of 2010 primarily due to the repayment of amounts outstanding under our European credit facility of $64 million in January 2010 and the payment of our quarterly dividends of $59 million.
Changes in Working Capital

	September 30,	December 31,
	2011	2010	Increase
Working capital (current assets less current liabilities)	$754.8	$592.3	$162.5
Current ratio (current assets divided by current liabilities)	1.5 x	1.4 x
Quick ratio (current assets, less inventories divided by current liabilities)	1.1 x	1.1 x
     The 27% increase in working capital in the first nine months of 2011 was primarily due to net cash provided by operating activities of $277 million, partially offset by dividends paid of $62 million.
Changes in Stockholders’ Equity
     The $132 million, or 6%, increase in stockholders’ equity in the first nine months of 2011 was primarily due to the following:
•	net earnings of $198 million; and

•	positive foreign currency translation adjustments of $13 million.
     These factors were partially offset by:
•	dividends paid and accrued on our common stock of $63 million; and

•	the acquisition of 0.5 million shares of common stock with a fair market value of $13 million that were withheld from employees to satisfy their minimum tax withholding obligations under our 2005 contingent stock plan. These shares are held in common stock in treasury.
Derivative Financial Instruments
     Interest Rate Swaps
     The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 10, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps” is incorporated herein by reference.
     Foreign Currency Forward Contracts
     At September 30, 2011, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to market risk from changes in the conditions in the global financial markets, interest rates, foreign currency exchange rates and commodity prices and the creditworthiness of our customers, which may adversely affect our consolidated financial condition and results of operations. We seek to minimize these risks through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We do not purchase, hold or sell derivative financial instruments for trading purposes.
Interest Rates
     From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates.
     At September 30, 2011, we had outstanding interest rate swaps, but no outstanding collars or options.
     The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 10, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps” is incorporated herein by reference.

     See Note 11, “Fair Value Measurements and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% decrease in interest rates would result in an increase of $49 million in the fair value of our total debt balance at September 30, 2011. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.
Foreign Exchange Rates
     Operations
     As a large, global organization, we face exposure to changes in foreign currency exchange rates. These exposures may change over time as business practices evolve and could materially impact our consolidated financial condition and results of operations in the future. See our MD&A above for the impacts foreign currency translation had on our operations.
     Venezuela
     Economic events in Venezuela have exposed us to heightened levels of foreign currency exchange risk.
     Effective January 1, 2010, Venezuela was designated a highly inflationary economy under U.S. GAAP, and the U.S. dollar replaced the bolivar fuerte as the functional currency for our subsidiary in Venezuela. Accordingly, all bolivar-denominated monetary assets and liabilities were re-measured into U.S. dollars using the then current exchange rate available to us, and any changes in the exchange rate were reflected in foreign currency exchange gains and losses related to our Venezuelan subsidiary on the condensed consolidated statement of operations.
     As a result of the changes in the exchange rates upon settlement of bolivar-denominated transactions and upon the remeasurement of our Venezuelan subsidiary’s financial statements, we recognized nominal net losses in both the third quarter and first nine months of 2011 and net losses of $1 million in the third quarter of 2010 and net gains of $7 million in the first nine months of 2010.
     For the nine months ended September 30, 2011, less than 1% of our consolidated net sales were derived from our business in Venezuela and approximately 2% of our consolidated operating profit was derived from our business in Venezuela.
     The potential future impact to our consolidated financial condition and results of operations for bolivar-denominated transactions will depend on our access to U.S. dollars and on the exchange rates in effect when we enter into, remeasure and settle transactions. Therefore, it is difficult to predict the future impact until each transaction settles at its applicable exchange rate or gets remeasured into U.S. dollars.
     Foreign Currency Forward Contracts
     We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at September 30, 2011 would have caused us to pay approximately $46 million to terminate these contracts.
     Our foreign currency forward contracts are described in Note 10, “Derivatives and Hedging Activities,” which information is incorporated herein by reference.
     We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure due to foreign exchange rates and interest rate and currency swaps related to access to additional sources of international financing. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At September 30, 2011, we had no foreign exchange options or interest rate and currency swap agreements outstanding.
     Outstanding Debt
     Our outstanding debt is generally denominated in the functional currency of the borrower. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $25 million at September 30, 2011 and $26 million at December 31, 2010.
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
     Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was $1 million in the third quarter of 2011, $5 million in the first nine months of 2011 and $2 million in the third quarter of 2010 and $6 million in the first nine months of 2010. Allowance for doubtful accounts was $16 million at September 30, 2011 and $17 million at December 31, 2010.
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
Changes in Internal Control over Financial Reporting
     There has not been any change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 13, “Commitments and Contingencies,” which is incorporated herein by reference. See also Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as well as the information incorporated by reference in that item.
Item 1A. Risk Factors.
Introduction
     Investors should carefully consider the risks described below before making an investment decision. These are the most significant risk factors; however, they are not the only risk factors that you should consider in making an investment decision.
     See the “Cautionary Notice Regarding Forward-Looking Statements” above. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risks that we face, which are described below and elsewhere in this Quarterly Report on Form 10-Q or in documents incorporated by reference in this report.
     Our business, consolidated financial condition and results of operations could be materially adversely affected by any of these risks. The trading price of our securities could decline due to any of these risks, and investors in our securities may lose all or part of their investment. The risk factors below are applicable to the consolidated company following our acquisition of Diversey on October 3, 2011.
Weakened global economic conditions have had and could continue to have an adverse effect on our consolidated financial condition and results of operations.
     Weakened global economic conditions have had and may continue to have an adverse impact on our business in the form of lower net sales due to weakened demand, unfavorable changes in product price/mix, or lower profit margins. For example, the recent global economic downturn has adversely impacted some of Diversey’s end-users, such as hotels, restaurants, retail establishments and other end-users that are particularly sensitive to business and consumer spending.
     During economic downturns or recessions, there can be a heightened competition for sales and increased pressure to reduce selling prices as our customers may reduce their volume of purchases from us. If we lose significant sales volume or reduce selling prices significantly, then there could be a negative impact on our consolidated revenue, profitability and cash flows.
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
The global nature of our operations exposes us to numerous risks that could materially adversely affect our consolidated financial condition and results of operations.
     We operate in 69 countries, and our products are distributed in those countries as well as in other parts of the world. A large portion of our manufacturing operations are located outside of the United States and a substantial portion of our net sales are generated outside of the United States. Operations outside of the United States, particularly operations in developing regions, are subject to various risks that may not be present or as significant for our U.S. operations. Economic uncertainty in some of the geographic regions in which we operate, including developing regions, could result in the disruption of commerce and negatively impact cash flows from our operations in those areas.
     Risks inherent in our international operations include:
•	foreign currency exchange controls;

•	foreign currency exchange rate fluctuations, including devaluations;

•	the potential for changes in regional and local economic conditions, including local inflationary pressures;

•	restrictive governmental actions such as those on transfer or repatriation of funds and trade protection matters, including antidumping duties, tariffs, embargoes and prohibitions or restrictions on acquisitions or joint ventures;

•	changes in laws and regulations, including the laws and policies of the United States affecting trade and foreign investment;

•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•	variations in protection of intellectual property and other legal rights;

•	more expansive legal rights of foreign unions or works councils;

•	changes in labor conditions and difficulties in staffing and managing international operations;

•	social plans that prohibit or increase the cost of certain restructuring actions;

•	the potential for nationalization of enterprises or facilities; and

•	unsettled political conditions and possible terrorist attacks against U.S. or other interests.
     In addition, there are potential tax inefficiencies in repatriating funds from our non-U.S. subsidiaries.
     These and other factors may have a material adverse effect on our international operations and, consequently, on our consolidated financial position and results of operations.
If the Settlement agreement is not implemented, we will not be released from the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against us arising from a 1998 transaction with Grace. We have no control over the timing of the cash payment required from us under the Settlement agreement. We are also a defendant in a number of asbestos-related actions in Canada arising from Grace’s activities in Canada prior to the 1998 transaction.
     On March 31, 1998, Sealed Air completed a multi-step transaction (the “Cryovac transaction”) involving Grace which brought the Cryovac packaging business and the former Sealed Air Corporation’s business under the common ownership of the Company. As part of that transaction, Grace and its subsidiaries retained all liabilities arising out of their operations before the Cryovac transaction (including asbestos-related liabilities), other than liabilities relating to Cryovac’s operations, and agreed to indemnify the Company with respect to such retained liabilities. Since 2000, the Company has been served with a number of lawsuits alleging that, as a result of the Cryovac transaction, the Company is responsible for the alleged asbestos liabilities of Grace and its subsidiaries. While they vary, these suits all appear to allege that the transfer of the Cryovac business was a fraudulent transfer or gave rise to successor liability. On April 2, 2001, Grace and certain of its subsidiaries filed for Chapter 11 relief in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). In connection with Grace’s Chapter 11 case, the Bankruptcy Court issued orders dated May 3, 2001 and January 22, 2002, staying all asbestos actions against the Company. However, the official committees appointed to represent asbestos claimants in Grace’s Chapter 11 case (the “Committees”) received the court’s permission to pursue fraudulent transfer and other claims against the Company and its subsidiary Cryovac, Inc. based upon the Cryovac transaction. This proceeding was brought in the U.S. District Court for the District of Delaware (Adv. No. 02-02210).
     On November 27, 2002, we reached an agreement in principle with the Committees to resolve the fraudulent transfer proceeding and all current and future asbestos-related claims made against us and our affiliates in connection with the Cryovac transaction. The Settlement agreement will also resolve the fraudulent transfer claims and successor liability claims, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies in connection with the Cryovac transaction. The parties to the agreement in principle signed the definitive Settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. On June 27, 2005, the Bankruptcy Court signed an order approving the definitive Settlement agreement. Although Grace is not a party to the Settlement agreement, under the terms of the order, Grace is directed to comply with the Settlement agreement subject to limited exceptions. On September 19, 2008, Grace, the Official Committee of Asbestos Personal Injury Claimants, the Asbestos PI Future Claimants’ Representative (the “FCR”), and the Official Committee of Equity Security Holders (the “Equity Committee”) filed, as co-proponents, a plan of reorganization (as filed and amended from time to time, the “PI Settlement Plan”) and several exhibits and associated documents, including a disclosure statement (as filed and amended from time to time, the “PI Settlement Disclosure Statement”), with the Bankruptcy Court. As filed, the PI Settlement Plan would provide for the establishment of two asbestos trusts under Section 524(g) of the United States Bankruptcy Code to which present and future asbestos-related claims would be channeled. The PI Settlement Plan also contemplates that the terms of our definitive Settlement agreement will be incorporated into the PI Settlement Plan and that we will pay the amount contemplated by that agreement.
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
     If it becomes effective, the PI Settlement Plan may implement the terms of the Settlement agreement, but there can be no assurance that this will be the case notwithstanding the Bankruptcy Court’s confirmation of the PI Settlement Plan. The terms of the PI Settlement Plan remain subject to amendment. Moreover, the PI

Settlement Plan is subject to the satisfaction of a number of conditions which are more fully set forth in the PI Settlement Plan and include, without limitation, the availability of exit financing and the approval of the PI Settlement Plan by the District Court. Additionally, various parties have filed notices of appeal or have otherwise challenged the Memorandum Opinion and Confirmation Order, and the PI Settlement Plan may be subject to further appeal or challenge before the District Court or other courts. The appealing parties have designated various issues to be considered on appeal, including without limitation issues relating to releases and injunctions contained in the PI Settlement Plan. The District Court held hearings on June 28 and June 29, 2011, to hear oral arguments in connection with appeals of the Memorandum Opinion and the Confirmation Order. The District Court took the matters under advisement and has not yet ruled on the appeals.
     While the Bankruptcy Court has confirmed the PI Settlement Plan and the District Court held hearings to consider oral argument relating to appeals of the Memorandum Opinion and the Confirmation Order, additional proceedings may be held before the District Court or other courts to consider matters related to the PI Settlement Plan. We do not know whether or when the District Court will affirm the Memorandum Opinion or the Confirmation Order or approve the PI Settlement Plan, or whether or when a final plan of reorganization will become effective. Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) is confirmed by the Bankruptcy Court, approved by the District Court, and does become effective, we do not know whether the final plan of reorganization will be consistent with the terms of the Settlement agreement and if the other conditions to our obligation to pay the Settlement agreement amount will be met. If these conditions are not satisfied or not waived by us, we will not be obligated to pay the amount contemplated by the Settlement agreement. However, if we do not pay the Settlement agreement amount, we and our affiliates will not be released from the various claims against us.
     If the Settlement agreement does not become effective, either because Grace fails to emerge from bankruptcy or because Grace does not emerge from bankruptcy with a plan of reorganization that is consistent with the terms of the Settlement agreement, then we and our affiliates will not be released from the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against us and our affiliates noted above, and all of these claims would remain pending and would have to be resolved through other means, such as through agreement on alternative settlement terms or trials. In that case, we could face liabilities that are significantly different from our obligations under the Settlement agreement. We cannot estimate at this time what those differences or their magnitude may be. In the event these liabilities are materially larger than the current existing obligations, they could have a material adverse effect on our consolidated financial condition and results of operations.
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
     For further information concerning these matters, see Note 13, “Commitments and Contingencies.”
We require a significant amount of cash to service our indebtedness. The ability to generate cash and/or refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control.
     Our ability to make payments on our indebtedness, including our senior notes and our new Credit Facility, and to fund planned capital expenditures, research and development efforts and other corporate expenses depend on our future operating performance and on economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations, that currently anticipated cost savings, including synergies related to our acquisition of Diversey, and operating improvements will be realized or that future borrowings will be available to us in an amount sufficient to enable us to repay our indebtedness or to fund our other operating requirements. Significant delays in our planned capital expenditures may materially and adversely affect our future revenue prospects. In addition, we cannot assure that we will be able to refinance any of our indebtedness, including our new senior notes and our new Credit Facility, on commercially reasonable terms or at all.
The indenture governing our new senior notes and the credit agreement for our new Credit Facility restrict our ability and the ability of most of our subsidiaries to engage in some business and financial transactions.
     New Senior Notes. The indenture governing our new senior notes contains restrictive covenants that, among other things, limit our ability to:
•	incur additional indebtedness;

•	pay dividends, redeem stock or make other distributions;

•	make investments;

•	create liens;

•	transfer or sell assets;

•	merge or consolidate; and

•	enter into certain transactions with our affiliates.
     New Credit Facility. The credit agreement for our new Credit Facility contains a number of covenants that:
•	require us to meet specified financial ratios and financial tests;

•	limit our capital expenditures;

•	restrict our ability to declare dividends;

•	restrict our ability to redeem and repurchase capital stock;

•	limit our ability to incur additional liens;

•	limit our ability to engage in sale-leaseback transactions; and

•	limit our ability to incur additional debt and make investments.
     The credit agreement for our new Credit Facility also contains other covenants customary for credit facilities of this nature. Our ability to borrow additional amounts under our Credit Facility depends upon satisfaction of these covenants. Events beyond our control can affect our ability to meet these covenants.
Raw material pricing, availability and allocation by suppliers as well as energy-related costs may negatively impact our results of operations, including our profit margins.
     We use petrochemical-based raw materials to manufacture many of our products. The prices for these raw materials are cyclical, and increases in market demand or fluctuations in the global trade for petrochemical-based raw materials and energy could increase our costs. In addition, the prices of many of the key raw materials Diversey uses in its business, such as caustic soda, solvents, waxes, phosphates, surfactants, polymers and resins, chelates and fragrances, are cyclical based on numerous supply and demand factors that are beyond our control. If we are unable to minimize the effects of increased raw material costs through sourcing, pricing or other actions, our business, consolidated financial condition and results of operations may be materially adversely affected. We also have some sole-source suppliers, and the lack of availability of supplies could have a material adverse effect on our consolidated financial condition and results of operations.
     Natural disasters such as hurricanes, as well as political instability and terrorist activities, may negatively impact the production or delivery capabilities of refineries and natural gas and petrochemical suppliers and suppliers of other raw materials in the future. These factors could lead to increased prices for our raw materials, curtailment of supplies and allocation of raw materials by our suppliers, which could reduce revenues and profit margins and harm relations with our customers and which could have a material adverse effect on our consolidated financial condition and results of operations.

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
Demand for our products could be adversely affected by changes in consumer preferences.
     Our sales depend heavily on the volumes of sales by our customers in the food processing and food service industries. Consumer preferences for food and packaging formats of prepackaged food can influence our sales, as can consumer preferences for fresh and unpackaged foods. Changes in consumer behavior, including changes in consumer preferences driven by various health-related concerns and perceptions, could negatively impact demand for our products .
The consolidation of customers may adversely affect our business, consolidated financial condition and results of operations.
     Customers in the building care, food service, food and beverage processing, lodging, retail and health care sectors have been consolidating in recent years, and we believe this trend may continue. Such consolidation could have an adverse impact on the pricing of our products and services and our ability to retain customers, which could in turn adversely affect our business, consolidated financial condition and results of operations.
We experience competition in the markets for our products and services and in the geographic areas in which we operate.
     Our products compete with similar products made by other manufacturers and with a number of other types of materials or products. We compete on the basis of performance characteristics of our products, as well as service, price and innovations in technology. A number of competing domestic and foreign companies are well-established.
     The market for Diversey’s products is highly competitive. Diversey faces significant competition from global, national, regional and local companies within some or all of its product lines in each sector that it serves. Barriers to entry and expansion in the institutional and industrial cleaning, sanitation and hygiene industry are low.
     Our inability to maintain a competitive advantage could result in lower prices or lower sales volumes for our products, which would have an adverse impact on our consolidated financial position and results of operations.
Concerns about greenhouse gas (“GHG”) emissions and climate change and the resulting governmental and market responses to these issues could increase costs that we incur and could otherwise affect our consolidated financial position and results of operations.
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
     Our principal sources of liquidity are accumulated cash and cash equivalents, short-term investments, cash flow from operations and amounts available under our existing and new lines of credit, including our new credit facilities and our accounts receivable securitization program. Our accounts receivable securitization program includes a bank financing commitment that must be renewed annually prior to the expiration date. The bank commitment is scheduled to expire on December 2, 2011. While the bank is not obligated to renew the bank financing commitment, we have negotiated annual renewals since the commencement of the program in 2001.
     Additionally, conditions in financial markets could affect financial institutions with which we have relationships and could result in adverse effects on our ability to utilize fully our committed borrowing facilities. For example, a lender under the senior secured credit facilities may be unwilling or unable to fund a borrowing request, and we may not be able to replace such lender.

Strengthening of the U.S. dollar and other foreign currency exchange rate fluctuations could materially impact our consolidated financial condition and results of operations.
     A substantial portion of our net sales are generated outside the United States. We translate sales and other results denominated in foreign currency into U.S. dollars for our consolidated financial statements. During periods of a strengthening U.S. dollar, our reported international sales and net earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.
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
     We have recognized foreign exchange gains and losses related to the currency devaluations in Venezuela and its designation as a highly inflationary economy under U.S. GAAP, effective January 1, 2010. See “Sealed Air Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange Rates — Venezuela.”
     We may use financial instruments from time to time to manage exposure to foreign exchange rate fluctuations, which exposes us to counterparty credit risk for non-performance. See Note 10, “Derivatives and Hedging Activities.”
     In all jurisdictions in which we operate, we are also subject to laws and regulations that govern foreign investment, foreign trade and currency exchange transactions. These laws and regulations may limit our ability to repatriate cash as dividends or otherwise to the United States and may limit our ability to convert foreign currency cash flows into U.S. dollars.
The full realization of our deferred tax assets, including primarily those related to the Settlement agreement, may be affected by a number of factors.
     We have deferred tax assets related to the Settlement agreement, other accruals not yet deductible for tax purposes, foreign net operating loss carry forwards and investment tax allowances, employee benefit items, and other items. We have established valuation allowances to reduce those deferred tax assets to an amount that is more likely than not to be realized. Our ability to utilize these deferred tax assets depends in part upon our future operating results. We expect to realize these assets over an extended period. If we are unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. This would result in an increase in our effective tax rate, and would have an adverse effect on our future consolidated results of operations. In addition, changes in statutory tax rates may change our deferred tax assets or liability balances, with either favorable or unfavorable impact on our effective tax rate. Our deferred tax assets may also be impacted by new legislation or regulation.
     Our largest deferred tax asset relates to our Settlement agreement. The value of this asset, which was $380 million at September 30, 2011, may be affected by our tax situation at the time of the payment under the Settlement agreement as well as by the value of our common stock at that time. The deferred tax asset reflects the fair market value of 18 million shares of our common stock at a post-split price of $17.86 per share based on the price when the Settlement agreement was reached in 2002. We will not be able to realize this deferred tax asset until a plan of reorganization of Grace becomes effective.
Our annual effective income tax rate can change materially as a result of changes in our mix of U.S. and foreign earnings and other factors, including changes in tax laws and changes made by regulatory authorities.
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
We are subject to taxation in multiple jurisdictions. As a result, any adverse development in the tax laws of any of these jurisdictions or any disagreement with our tax positions could have a material adverse effect on our business, consolidated financial condition and results of operations.
     We are subject to taxation in, and to the tax laws and regulations of, multiple jurisdictions as a result of the international scope of our operations and our corporate and financing structure. We are also subject to transfer pricing laws with respect to our intercompany transactions, including those relating to the flow of funds among our companies. Adverse developments in these laws or regulations, or any change in position regarding the application, administration or interpretation thereof, in any applicable jurisdiction, could have a material adverse effect on our business, consolidated financial condition and results of our operations. In addition, the tax authorities in any applicable jurisdiction, including the United States, may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions. If any applicable tax authorities, including U.S. tax authorities, were to successfully challenge the tax treatment or characterization of any of our transactions, it could have a material adverse effect on our business, consolidated financial condition and results of our operations.
Our performance and prospects for future growth could be adversely affected if new products do not meet sales or margin expectations.
     Our competitive advantage is due in part to our ability to develop and introduce new products in a timely manner at favorable margins. The development and introduction cycle of new products can be lengthy and involve high levels of investment. New products may not meet sales or margin expectations due to many factors, including our inability to: (i) accurately predict demand, end-user preferences and evolving industry standards; (ii) resolve technical and technological challenges in a timely and cost-effective manner; or (iii) achieve manufacturing efficiencies.
A major loss of or disruption in our manufacturing and distribution operations or our information systems and telecommunication resources could adversely affect our business, consolidated financial condition and results of operations.
     If we experienced a natural disaster, such as a tornado, hurricane, earthquake or other severe weather event, or a casualty loss from an event such as a fire or flood, at one of our larger strategic facilities or if such event affected a key supplier, our supply chain or our information systems and telecommunication resources, then there could be a material adverse effect on our consolidated financial condition and results of operations.
     We are dependent on internal and third party information technology networks and systems, including the Internet, to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for fulfilling and invoicing customer orders, applying cash receipts, and placing purchase orders with suppliers, making cash disbursements, and conducting digital marketing activities, data processing and electronic communications among business locations. We also depend on telecommunication systems for communications between company personnel and our customers and suppliers. Future system disruptions, security breaches or shutdowns could significantly disrupt our operations or result in lost or misappropriated information and may have a material adverse effect on our business, consolidated financial condition and results of operations.
We will record a significant amount of additional goodwill and other identifiable intangible assets as a result of the acquisition of Diversey, and we may never realize the full carrying value of these assets.
     As a result of the acquisition of Diversey, we will record a significant amount of additional goodwill and other identifiable intangible assets, including customer relationships, trademarks and developed technologies. At this time we cannot estimate the amount of goodwill or other identifiable intangible assets we will record.
     We test goodwill and intangible assets with indefinite useful lives for possible impairment annually during the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. Amortizable intangible assets are periodically reviewed for possible impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment may result from, among other things, (i) a decrease in our expected net earnings; (ii) adverse equity market conditions; (iii) a decline in current market multiples; (iv) a decline in our common stock price; (v) a significant adverse change in legal factors or business climates; (vi) an adverse action or assessment by a regulator; (vii) heightened competition; (viii) strategic decisions made in response to economic or competitive conditions; or (ix) a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of. In the event that we determine that events or circumstances exist that indicate that the carrying value of goodwill or identifiable intangible assets may no longer be recoverable, we might have to recognize a non-cash impairment of goodwill or other identifiable intangible assets, which could have a material adverse effect on our consolidated financial condition and results of operations.
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
The relationship with S.C. Johnson & Son, Inc. (“SCJ”) is important to the Diversey business, and any damage to this relationship could have a material adverse effect on the Diversey business.
     Diversey is party to various agreements with SCJ, including a brand license agreement (the “BLA”), a technology disclosure and license agreement (“TDLA”), supply and manufacturing agreements and several leases. Under the BLA, Diversey is granted a license in specified territories to sell certain SCJ products and use specified trade names and housemarks incorporating “Johnson,” including the right to use “Johnson” in combination with its owned trade name “Diversey,” in the institutional and industrial channels of trade and, subject to certain limitations, in specified channels of trade in which both Diversey’s business and SCJ’s consumer business operate. SCJ is the sole supplier of SCJ products licensed to Diversey under the BLA. Sales of these products have historically been significant to Diversey’s business. Under the TDLA, SCJ has granted Diversey the right to use specified technology of SCJ. Diversey leases a manufacturing facility in Sturtevant, Wisconsin from SCJ. In addition, in some countries, Diversey depends on SCJ to produce or sell some of its products. If Diversey defaults under its agreements with SCJ and the agreements are terminated, SCJ fails to perform its obligations under these agreements, or Diversey’s relationship with SCJ is otherwise damaged or severed, this could have a material adverse effect on our business, consolidated financial condition and results of operations.
Diversey’s relationship with Unilever N.V. (“Unilever”) is important to its future operations, and Diversey may lose substantial amounts in agency fees or sales revenue if the License Agreement (as defined below) and distribution arrangements with Unilever are terminated.
     In connection with Diversey’s acquisition of the DiverseyLever business from Conopco, Inc. (“Conopco”), a wholly-owned subsidiary of Unilever, in May 2002, Diversey entered into a master sales agency agreement (“Prior Agency Agreement”) with Unilever. The Prior Agency Agreement provided that Diversey and various of its subsidiaries act as Unilever’s sales agents in specified territories for the sale into the institutional and industrial markets of certain of Unilever’s consumer brand cleaning products. With the exception of some transitional arrangements for certain countries, on January 1, 2008, in all territories except the United Kingdom, Ireland, Portugal and Brazil, the Prior Agency Agreement was replaced with a master sub-license agreement (“License Agreement”). Pursuant to the License Agreement, Unilever has agreed to grant 31 of Diversey’s subsidiaries a license to produce and sell professional size packs of Unilever’s consumer brand cleaning products. At the same time, Diversey and Unilever entered into a new sales agency agreement (“New Agency Agreement”) covering the United Kingdom, Ireland, Portugal and Brazil.
     If Diversey is unable to comply with its obligations under these agreements, or if Unilever terminates all or any of these agreements for any other reason, including if Diversey is insolvent or its sales drop below 75% of targeted sales for a given year in a region/operating segment, we may lose significant amounts in agency fees or sales revenue. If Unilever fails to observe its commitments under these agreements, we may not be able to operate in accordance with our business plans and we may incur additional costs. Any failure by Unilever to observe its obligations may have a material adverse effect on our business, consolidated financial condition and results of operations. If any or all of the agreements are terminated prior to their scheduled termination date, including as a result of a change of control of Diversey, or if we and Unilever are unable to agree to mutually acceptable replacement agreements, we may not be able to obtain similar services, intellectual property or products on the same terms from third parties or at all. As a result, we may lose substantial amounts in agency fees or sales revenue, which may have a material adverse effect on our business, consolidated financial condition and results of operations.
     In addition, as a result of the DiverseyLever acquisition, Diversey owns the name “Diversey.” Diversey also holds licenses to use some trademarks and technology of Unilever in the market for institutional and industrial cleaning, sanitation and hygiene products and related services under license agreements with Unilever. We believe that these license agreements are critical to our business and the termination of our rights under any of these agreements may have a material adverse effect on our business, consolidated financial condition and results of operations.
If we are unable to retain key employees and other personnel, our consolidated financial condition and results of operations may be adversely affected.
     Our success depends largely on the efforts and abilities of our management team and other key personnel. Their experience and industry contacts significantly benefit us, and we need their expertise to execute our business strategies. If any of our senior management or other key personnel ceases to work for us, our business, consolidated financial condition and results of operations may be materially adversely affected.
     The integration process and our ability to successfully conduct the combined business going forward will require the experience and expertise of key employees from both Sealed Air and Diversey. Therefore, the ability to successfully integrate operations, as well as the future success of the combined company’s operations, will depend, in part, on our ability to retain such key employees. We may not be able to retain key employees for the time period necessary to complete the integration process or beyond. Although we do not have any reason to believe any of these employees will cease to be employed by us, the loss of such employees could adversely affect our business, consolidated financial condition and results of operations.
     On November 3, 2011, we announced that Edward Lonergan, Chief Executive Officer of Diversey has decided to leave Sealed Air to pursue other opportunities. Mr. Lonergan has agreed to work with us in a consulting role through the next six months during the integration process. Additionally, Norman Clubb, Diversey’s Chief Financial Officer, has decided to retire prior to the end of 2011. We do not expect these departures to have a material adverse affect on our consolidated financial condition or results of operations.
     On July 28, 2011, David H. Kelsey notified us of his resignation as Chief Financial Officer of the Company effective as of August 12, 2011. Tod S. Christie, who has been serving as the Company’s Treasurer, has been appointed as the Interim Chief Financial Officer, effective as of the close of business on August 12, 2011. We intend to appoint a new Chief Financial Officer once we have identified and agreed on terms with a suitable candidate. We can provide no assurance as to how long it will take us to appoint a new Chief Financial Officer.
We could experience disruptions in operations and/or increased labor costs.
     In Europe, the majority of our employees is represented by labor unions and is covered by collective bargaining agreements, which are generally renewable on an annual basis. As is the case with any negotiation, we may not be able to negotiate acceptable new collective bargaining agreements, which could result in strikes or work stoppages by affected workers. Renewal of collective bargaining agreements could also result in higher wages or benefits paid to union members. A disruption in operations or higher ongoing labor costs could materially affect our business.
The United States Patient Protection and Affordable Care Act and the United States Health Care and Education Reconciliation Act of 2010 could result in increased costs related to our postretirement benefit plans.
     In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law. These statutes include a number of provisions that will impact companies that provide retiree health care benefits through postretirement benefit plans and will require certain changes to be made to individual plans in order to comply with the new legislation.
     In addition, these statutes require changes to our information technology infrastructure and in our administrative processes. The ultimate extent and cost of these changes, including the timing of when these costs will be recognized in our consolidated financial statements, cannot be determined at this time but will continue to be evaluated as regulations and interpretations relating to the legislation become available.
We are subject to a variety of environmental and product registration laws that expose us to potential financial liability and increased operating costs.
     Our operations are subject to a number of federal, state, local and foreign environmental, health and safety laws and regulations that govern, among other things, the manufacture of our products, the discharge of pollutants into the air, soil and water and the use, handling, transportation, storage and disposal of hazardous materials.

     Some jurisdictions have laws and regulations that govern the registration and labeling of some of our products. Some of these laws require us to have operating permits for our production and warehouse facilities and operations. Any failure to obtain, maintain or comply with the terms of these permits could result in fines or penalties, revocation or nonrenewal of our permits, or orders to cease certain operations, and may have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, a recent unfavorable court decision regarding a municipal operating permit for one of our food packaging facilities in Sao Paulo, Brazil leaves the facility subject to an administrative procedure that could lead to the closure of the facility. Although we are working to resolve the dispute, if our facility is required to close or relocate we could incur substantial charges.
     We generate, use and dispose of hazardous materials in our manufacturing processes. In the event our operations result in the release of hazardous materials into the environment, we may become responsible for the costs associated with the investigation and remediation of sites at which we have released pollutants, or sites where we have disposed or arranged for the disposal of hazardous wastes, even if we fully complied with environmental laws at the time of disposal. Both we and Diversey have been, and may continue to be, responsible for the cost of remediation at some locations.
     We expect significant future environmental compliance obligations in our European operations as a result of a European Union (“EU”) Directive “Registration, Evaluation, Authorization, and Restriction of Chemicals” (EU Directive No. 2006/1907) enacted on December 18, 2006. The directive imposes several requirements related to the identification and management of risks related to chemical substances manufactured or marketed in Europe. The EU has also recently enacted a “Classification, Packaging and Labeling” regulation. Other jurisdictions may impose similar requirements.
     We cannot predict with reasonable certainty the future cost to us of environmental compliance, product registration, or environmental remediation. Environmental laws have become more stringent and complex over time. Our environmental costs and operating expenses will be subject to evolving regulatory requirements and will depend on the scope and timing of the effectiveness of requirements in these various jurisdictions. As a result of such requirements, we may be subject to an increased regulatory burden, and we expect significant future environmental compliance obligations in our operations. Increased compliance costs, increasing risks and penalties associated with violations, or our inability to market some of our products in certain jurisdictions may have a material adverse effect on our business, consolidated financial condition and results of operations.
Diversey has tendered various environmental indemnification claims to Unilever pursuant to the Unilever Acquisition Agreement (as defined below).
     Under a previous acquisition agreement between Diversey and Unilever the (“Unilever Acquisition Agreement”), Unilever made warranties to Diversey with respect to the DiverseyLever business. In addition, Unilever agreed to indemnify Diversey for specified types of environmental liabilities if the aggregate amount of damages meets various dollar thresholds, subject to a cap of $250 million in the aggregate. Diversey was required to notify Unilever of any environmental indemnification claims by May 3, 2008. Any environmental claims pending after this date, with respect to which Diversey has notified Unilever, remain subject to indemnification until completed in accordance with the Unilever Acquisition Agreement. If Diversey incurs damages or liabilities that do not meet the indemnity thresholds under the Unilever Acquisition Agreement, if Diversey failed to notify Unilever of an environmental indemnity claim within the period specified in the Unilever Acquisition Agreement or if the aggregate limits on indemnity payments under the Unilever Acquisition Agreement become applicable, Diversey would not be entitled to indemnity from Unilever for such non-qualifying claims and it would be required to bear the costs.
     Diversey has tendered various environmental indemnification claims to Unilever in connection with former DiverseyLever locations. Unilever has not indicated its agreement with Diversey’s request for indemnification. Diversey may file additional requests for reimbursement in the future in connection with pending indemnification claims. However, there can be no assurance that Diversey will be able to recover any amounts relating to these indemnification claims from Unilever.
Our insurance policies may not cover all operating risks and a casualty loss beyond the limits of our coverage could adversely impact our business.
     Our business is subject to operating hazards and risks relating to handling, storing, and transporting of the products it sells. We maintain insurance policies in amounts and with coverage and deductibles that we believe are reasonable and prudent. Nevertheless, our insurance coverage may not be adequate to protect us from all liabilities and expenses that may arise from claims for personal injury or death or property damage arising in the ordinary course of business, and our current levels of insurance may not be maintained or available in the future at economical prices. If a significant liability claim is brought against us that is not adequately covered by insurance, we may have to pay the claim with our own funds, which could have a material adverse effect on our business, consolidated financial condition and results of operations.
If we are not able to protect our trade secrets or maintain our trademarks, patents and other intellectual property, we may not be able to prevent competitors from developing similar products or from marketing their products in a manner that capitalizes on our trademarks, and this loss of a competitive advantage could decrease our profitability and liquidity.
     Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. If we were unable to maintain the proprietary nature of our intellectual property and our significant current or proposed products, this loss of a competitive advantage could result in decreased sales or increased operating costs, either of which could have a material adverse effect on our business, consolidated financial condition and results of operations.
     We rely on trade secrets to maintain our competitive position, including protecting the formulation and manufacturing techniques of many of our products. As such, we have not sought U.S. or international patent protection for some of our principal product formula and manufacturing processes. Accordingly, we may not be able to prevent others from developing products that are similar to or competitive with our products.
     We own a large number of patents and pending patent applications on our products, aspects thereof, methods of use, and/or methods of manufacturing. There is a risk that our patents may not provide meaningful protection and patents may never be issued for our pending patent applications.

     We own, or have licenses to use, all of the material trademark and trade name rights used in connection with the packaging, marketing and distribution of our major products both in the United States and in other countries where our products are principally sold. Trademark and trade name protection is important to our business. Although most of our trademarks are registered in the United States and in the foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and trade names may be substantial.
     The market for our products depends to a significant extent upon the goodwill associated with our brand names. Under the BLA, Diversey is granted a license in specified territories to sell certain SCJ products and use specified trade names and housemarks incorporating “Johnson,” including the right to use “Johnson” in combination with its owned trade name “Diversey,” in its business. The BLA will terminate by its terms on May 2, 2017. Thereafter, the BLA can be renewed, with SCJ’s consent, for successive one-year terms. Diversey’s license to use the housemark “JohnsonDiversey” will expire on the earlier of its transition to the “Diversey” name in the relevant region or August 2, 2012, and its license to use the housemark “Johnson Wax Professional” expired on May 2, 2010. If the BLA is terminated, Diversey may lose the ability to sell specified SCJ products or to use SCJ brand names and technology, which may have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. Similarly, we or our licensors could lose proprietary rights in the intellectual property that we license in, and that may have a material adverse effect on our business, consolidated financial condition and results of operations.
     We cannot be certain that we will be able to assert these intellectual property rights successfully in the future or that they will not be invalidated, circumvented or challenged. Other parties may infringe on our intellectual property rights and may thereby dilute the value of our intellectual property in the marketplace. Third parties, including competitors, may assert intellectual property infringement or invalidity claims against us that could be upheld. Intellectual property litigation, which could result in substantial cost to and diversion of effort by us, may be necessary to protect our trade secrets or proprietary technology or for us to defend against claimed infringement of the rights of others and to determine the scope and validity of others’ proprietary rights. We may not prevail in any such litigation, and if we are unsuccessful, we may not be able to obtain any necessary licenses on reasonable terms or at all.
     Any failure by us to protect our trademarks and other intellectual property rights may have a material adverse effect on our business, consolidated financial condition and results of operations.
The relocation of manufacturing capability from Diversey’s U.S. manufacturing facility could adversely affect our business, consolidated financial condition and results of operations.
     Diversey manufactures a significant portion of the products it sells. The lease from SCJ of Diversey’s Waxdale manufacturing facility in Sturtevant, Wisconsin will expire on May 31, 2013, and we do not plan to renew this lease after expiration. Diversey has made arrangements to relocate its manufacturing capability by moving some production to its other locations in North America, and by pursuing contract manufacturing for a portion of its product lines. The timeline to transition out of Waxdale is not certain, but production is expected to cease and decommissioning is expected to begin during the first half of 2012. This relocation may pose significant risks, which could include:
•	the risk that we may be unable to integrate successfully the relocated manufacturing operations;

•	the risk that we may be unable to coordinate management and integrate and retain employees of the relocated manufacturing operations;

•	the risk that we may face difficulties in implementing and maintaining consistent standards, controls, procedures, policies and information systems;

•	the risk that we may fail to realize anticipated synergies, economies of scale or other anticipated benefits, or to maintain operating margins;

•	potential strains on our personnel, systems and resources, and diversion of attention from other priorities; and

•	any unforeseen or contingent liabilities of the relocated manufacturing operations.
We may not achieve growth through acquisitions.
     As part of our business strategy, we may from time to time pursue acquisitions of companies that we believe are strategic to our business. There can be no assurance that we will be able to identify attractive acquisition targets, negotiate satisfactory terms for acquisitions or obtain necessary financing for acquisitions. Further, acquisitions involve risks, including that acquired businesses will not perform in accordance with expectations, that we will not realize the operating efficiencies expected from acquisitions and that business judgments concerning the value, strengths and weaknesses of companies we acquire will prove to have been incorrect. If we fail to complete acquisitions, if we acquire companies but are not able to successfully integrate them with our business or if we do not otherwise realize the anticipated financial and strategic goals for our acquisitions, our business and results of operations may be adversely affected. In addition, future acquisitions may result in the incurrence of debt, and contingent liabilities and an increase in interest expense, amortization expenses and significant charges relating to integration costs.
The combination of our business with the Diversey business will require significant management attention, and we may incur significant integration and transaction costs because of integration difficulties and other challenges.
      We will integrate the Diversey business with our existing business. The combined company will be required to devote significant management attention and resources to integrating the two businesses. Our failure to meet the challenges involved in successfully completing the integration of our operations could adversely affect our results of operations. Challenges involved in this integration include:
•	integrating successfully each company’s operations; and

•	combining corporate cultures, maintaining employee morale and retaining key employees.
     We may not successfully complete the integration of our operations in a timely manner and may have difficulty integrating the Diversey business. We may experience disruptions in relationships with current and new employees, customers and suppliers.
     We already have incurred and we expect to incur additional non-recurring costs associated with combining the operations of the two companies. In addition, we will incur significant legal, accounting and transaction fees and other costs related to the acquisition. Some of these may be higher than anticipated. We may also incur unanticipated costs, including to maintain employee morale, retain key employees and successfully integrate the Diversey business.
We have made certain assumptions relating to the acquisition of Diversey in our forecasts that may prove to be materially inaccurate.
     We have made certain assumptions relating to the forecast level of cost savings, synergies and associated costs of the acquisition of Diversey. Our assumptions relating to the forecast level of cost savings, synergies and associated costs of the acquisition may be inaccurate based on the information available to us or as a result of the failure to realize the expected benefits of the acquisition, higher than expected transaction and integration costs, unknown liabilities and general economic and business conditions that may adversely affect the combined company following the completion of the acquisition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (c) Issuer Purchases of Equity Securities
     The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended September 30, 2011, the average price paid per share and the maximum number of shares that may yet be purchased under our publicly announced plans or programs.

			Total Number of Share	Maximum Number of
	Total Number of	Average Price	Purchased As Part of	Shares that May Yet Be
	Shares Purchased	Paid	Publicly Announced	Purchased Under the
Period	(1)	Per Share	Plans or Programs	Plans or Programs
	(a)	(b)	(c)	(d)

Balance as of June 30, 2011	—	—	—	15,546,142
July 1, 2011 through July 31, 2011	—	—	—	15,546,142
August 1, 2011 through August 31, 2011	6,850	—	—	15,546,142
September 1, 2011 through September 30, 2011	1,000	—	—	15,546,142

Total	7,850	$—	—	15,546,142

(1)	We did not purchase any shares during the quarter ended September 30, 2011 pursuant to our publicly announced program (described below). We did repurchase shares by means of shares reacquired pursuant to the forfeiture provision of our 2005 contingent stock plan. (See table below.) We report price calculations in column (b) in the table above only for shares purchased as part of its publicly announced program, when applicable, and includes commissions. For shares withheld for tax withholding obligations or other legally required charges, we withhold shares at a price equal to their fair market value. We do not make payments for shares reacquired by us pursuant to the forfeiture provision of the 2005 contingent stock plan as those shares are simply forfeited.

	Shares withheld for tax	Average withholding price	Forfeitures under 2005
Period	obligations and charges	for shares in column “a”	Contingent Stock Plan	Total
	(a)	(b)	(c)	(d)

July 2011	—	—	—	—
August 2011	—	—	6,850	6,850
September 2011	—	—	1,000	1,000

Total	—	—	7,850	7,850

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

Item 6. Exhibits.

Exhibit
Number	Description
3.1	Unofficial Composite Amended and Restated Certificate of Incorporation of the Company as currently in effect. (Exhibit 3.1 to the Company’s Registration Statement on Form S-3, Registration No. 333-108544, is incorporated herein by reference.)

3.2	Amended and Restated By-Laws of the Company as currently in effect. (Exhibit 3.1 to the Company’s Current Report on Form 8-K, Date of Report May 20, 2009, File No. 1-12139, is incorporated herein by reference.)

4.1	Indenture, dated as of October 3, 2011, among Sealed Air, the Guarantors named therein and HSBC Bank USA, National Association, as Trustee, governing the 8.125% Senior Notes Due 2019 and 8.375% Senior Notes Due 2021. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report October 3, 2011, is incorporated herein by reference.)

4.2	Form of 8.125% Senior Note due 2019 (Exhibit 4.2 to the Company’s Current Report on Form 8-K, Date of Report October 3, 2011, is incorporated herein by reference.)

4.3	Form of 8.375% Senior Note due 2021 (Exhibit 4.3 to the Company’s Current Report on Form 8-K, Date of Report October 3, 2011, is incorporated herein by reference.).

4.4	Registration Rights Agreement among Sealed Air, Commercial Markets Holdco, LLC, SNW Co., Inc., Clayton, Dubilier & Rice Fund VIII, L.P., CD&R Friends & Family Fund VIII, L.P. and Unilever Swiss Holdings AG, dated October 3, 2011 (Exhibit 4.02 to the Company’s Registration Statement on Form S-3, Registration No. 333-177130, is incorporated herein by reference.)

10.1	Purchase Agreement, dated as of September 16, 2011, by and among the Company, as issuer, and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, for themselves and the other initial purchasers named therein, regarding Sealed Air Corporation’s 8.125% Senior Notes Due 2019 and 8.375% Senior Notes Due 2021. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report September 16, 2011, is incorporated herein by reference.)

10.2	Syndicated Facility Agreement, dated as of October 3, 2011, by and among Sealed Air, certain subsidiaries of Sealed Air party thereto, the lenders party thereto, Citibank, N.A., as agent and the other agents party thereto. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report October 3, 2011, is incorporated herein by reference.)

10.3	Series A Preferred Stock Purchase Agreement, dated as of October 3, 2011, by and among Diversey Holdings, Inc., Sealed Air and Solution Acquisition Corp. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report October 3, 2011, is incorporated herein by reference.)

31.1	Certification of William V. Hickey pursuant to Rule 13a-14(a), dated November 9, 2011.

31.2	Certification of Tod S. Christie pursuant to Rule 13a-14(a), dated November 9, 2011.

32	Certification of William V. Hickey and Tod S. Christie, pursuant to 18 U.S.C. § 1350, dated November 9, 2011.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

Sealed Air Corporation
Date: November 9, 2011	By:	/s/ Jeffrey S. Warren
Jeffrey S. Warren
Controller (Duly Authorized Executive Officer and Chief Accounting Officer)