Form 10-K
period 2011-12-31
SEALED AIR CORP/DE
filed 2012-02-29
CIK 1012100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  ☐        No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐        No  ☑

As of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3,727,000,000, based on the closing sale price as reported on the New York Stock Exchange.

There were 192,055,662 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of January 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2012 Annual Meeting of Stockholders, to be held on May 17, 2012, are incorporated by reference into Part II and Part III of this Form 10-K.

SEALED AIR CORPORATION AND SUBSIDIARIES

PART I

Item 1.   Business

Sealed Air is a global leader in food safety and security, facility hygiene and product protection. We serve an array of end markets including food and beverage processing, food service, retail, health care and industrial, commercial and consumer applications. We have widely recognized and inventive brands such as Bubble Wrap® brand cushioning, Cryovac® brand food packaging solutions and now, as a result of our acquisition of Diversey Holdings, Inc. (“Diversey”) on October 3, 2011, Diversey® brand cleaning and hygiene solutions. We offer efficient and sustainable solutions that create business value for customers, enhance the quality of life for consumers and provide a cleaner and healthier environment for future generations.

We are a leading global innovator in the applications we serve and we differentiate ourselves through our:

•	extensive global reach, by which we leverage our strengths across our operations in 62 countries to reach customers in over 175 countries;

•	expertise in packaging sales, service and engineering, hygiene and sanitation solutions, and in food science;

•

leading brands, such as our Bubble Wrap® brand cushioning, Jiffy® protective mailers, Instapak® foam-in-place systems, Cryovac® packaging technology, and Diversey® and TASKI® brand cleaning and hygiene solutions;

•	technology leadership with an emphasis on proprietary technologies;

•	total systems offering that includes specialty materials and formulations, equipment systems and services; and

•	solid free cash flow generation from premium solutions to meet our customers’ needs, productivity improvements, working capital management and an asset-light business model.

In 2011, our operations generated approximately 59% of our revenue from outside the United States including approximately 18% of our revenue from developing regions. These developing regions are Africa, Asia (excluding Japan and South Korea), Central and Eastern Europe, and Latin America. We anticipate that on a full year basis, as a result of the acquisition of Diversey, our operations will generate approximately 70% of our revenue from outside the United States including approximately 20% of our revenue from developing regions.

We conduct our operations through the following four business segments: Food Packaging, Food Solutions, Protective Packaging, Diversey and an “Other” category. See “Segments” below for further details of our segment structure. We conduct substantially all of our business through three wholly-owned subsidiaries, Cryovac, Inc., Sealed Air Corporation (US) and now, Diversey.

Throughout this Annual Report on Form 10-K, when we refer to “Sealed Air,” the “Company,” “we,” “us” or “our,” we are referring to Sealed Air Corporation and all of our subsidiaries, except where the context indicates otherwise. Also, when we cross reference to a “Note,” we are referring to our “Notes to Consolidated Financial Statements,” unless the context indicates otherwise.

Recent Events

Acquisition of Diversey

On October 3, 2011, we completed the acquisition of Diversey, a leading global provider of commercial cleaning, sanitation and hygiene products, services and solutions for food safety and service, food and beverage plant operations, floor care, housekeeping and room care, laundry and hand care. Under the terms of the acquisition agreement, we paid in aggregate $2.1 billion in cash consideration and an aggregate of approximately 31.7 million shares of Sealed Air common stock to the shareholders of Diversey. We financed the payment of the cash consideration through (a) borrowings under our new Credit Facility, (b) proceeds from our issuance of the Notes and (c) cash on hand. In connection with the acquisition, we also used our new borrowings to retire approximately $1.6 billion of existing indebtedness of Diversey. As of March 4, 2011, Diversey had approximately 10,170 employees and reported net sales of $3.1 billion for the year ended December 31, 2010. See Note 3, “Acquisition of Diversey Holdings, Inc.,” for further information about the acquisition and “New Segment Structure” below for information about our announcement of the expected establishment of new business units and our current segment reporting structure.

The consolidated financial statements and information included in this Annual Report on Form 10-K (“Form 10-K”) includes the financial results of Diversey for the period beginning October 3, 2011 (the “acquisition date”) through December 31, 2011. The financial results included in this Form 10-K related to the acquisition method of accounting for the Diversey transaction are subject to change as the acquisition method of accounting is not yet finalized and dependent upon the finalization of management’s review of certain independent valuations and studies that are still in process. See Note 3, “Acquisition of Diversey Holdings, Inc.,” for further information about the acquisition and related transactions and the acquisition method of accounting.

New Segment Structure

On November 3, 2011, we announced the expected establishment of new business units for our segment reporting structure. The new segment reporting structure will consist of three global business units. This new structure is expected to be implemented in 2012 and will replace our existing seven business unit structure and Diversey’s legacy four region-based structure.

The new segment reporting structure will include the following:

Food & Beverage — This new segment will combine our legacy Food Packaging and Food Solutions businesses with Diversey’s Food & Beverage applications. This segment will focus on providing solutions that improve the management of contamination risk associated with food production and processing, extend product shelf life through packaging technologies, and improve merchandising, ease-of-use and back-of-house processes. These solutions are designed to reduce customers’ total operating costs, improve operational efficiencies and reduce food waste and water and energy use.

Institutional & Laundry — This new segment will represent the legacy Diversey business serving institutional and industrial end-users such as food service providers, lodging establishments, building service contractors, building managers and property owners, retail outlets, schools and health care facilities. This segment will focus on developing differentiated solutions for facility hygiene, food safety and security in food service operations, and infection control. In addition, this segment offers a wide range of value-added services, including food safety and application training and consulting, and auditing of hygiene and water management. These solutions create business value by improving operating efficiency, mitigating risk and reducing the overall environmental footprint of commercial and industrial facilities.

Protective Packaging — This new segment will combine our legacy Protective Packaging, Shrink Packaging and Specialty Materials businesses to provide customers with a broad portfolio of protective packaging systems across a range of applications and industries.

There will also be an “Other” category, which will include our legacy Medical Applications business and New Ventures.

Until the new organization is implemented, we will continue to report our segment results using the following structure: Food Packaging, Food Solutions, Protective Packaging, Diversey and an Other category. Additionally, there will be no immediate changes in how we manage our business with our customers, including the products, solutions and services we provide, however, our businesses will pursue revenue synergy opportunities where available.

New Directors Elected

On January 30, 2012, we announced that Mr. Jerry R. Whitaker was elected to our Board of Directors as an independent director, effective immediately. Mr. Whitaker is the retired President of the Electrical Sector-Americas Group of Eaton Corporation, a global diversified power management company that manufactures electrical and industrial products and services. The Electrical Sector-Americas represents the largest operating unit of Eaton Corporation. During Mr. Whitaker’s 17-year tenure at Eaton Corporation, he held several executive management positions and established a track record of improving profitability across the multinational manufacturing footprint and expanding Eaton’s market presence in targeted segments. Currently, Mr. Whitaker serves as a director of Matthews International Inc. and as a director of Crescent Electric Supply Company. He also serves on the boards of the Carnegie Science Center (serving as Chairman of the Carnegie Science Center Awards for Excellence over the last ten years), the Allegheny Conference on Community Development, Pittsburgh American Middle East Institute and the Corporate Circles Board of the Pittsburgh Cultural Trust. Mr. Whitaker holds a bachelor of science degree in electrical engineering from Syracuse University and a master of business administration degree from George Washington University.

On January 17, 2012, we announced that Mr. Richard L. Wambold was elected to our Board of Directors as an independent director, effective March 1, 2012. Mr. Wambold was formerly the Chief Executive Officer of Pactiv/Reynolds Foodservice and Consumer Products, a global manufacturer and supplier of consumer food and beverage packaging and store products. Previously, Mr. Wambold served for approximately 12 years as Chairman of the Board and Chief Executive Officer of Pactiv Corporation, a global provider of advanced packaging solutions. Currently, Mr. Wambold is a private investor and serves as a director of Cooper Tire and Rubber Company and as a director of Precision Castparts Corporation.

Our Business Strategies

We are focused on protection and expanding our presence by innovating solutions that improve food safety and security, facility hygiene and product protection. Our strategy aligns with three global trends: the increased demand for protein and high-quality prepared foods from an expanding middle class in developing regions; greater public and regulatory demand for safe, efficient and hygienic environments; and the expansion of global supply chains and e-commerce, which require efficient packaging solutions. Our business is well positioned to leverage these trends through our extensive portfolio of proprietary solutions, leading research and development teams, our large international footprint and presence in developing regions, our access to broad distribution networks and our high levels of customer service.

The key strategic priorities developed to achieve our growth goals are:

Maintain and Expand our Positions with Key Customers.   We have developed a reputation for delivering exceptional value to our customers as proven by our long-standing relationships and market leadership positions. Our total systems solution model often involves technology and equipment installed within our customers’ facilities which further enhances the value we bring to our customers. We plan to build on the strength of these relationships to deliver end-to-end solutions across the food “Production-Packaging-Preparation-Consumption” continuum to become an increasingly important partner to our customers.

Position our Company to Capture Growth Opportunities in Developing Regions.   We are focused on realizing growth from developing regions due to favorable demand trends, including: greater disposable income from a growing middle class; the continued urbanization of populations; increased wealth per capita driving greater demand for protein and higher quality foods; and expansion of cold supply chains and Western-style retail supermarkets, which require more packaging. As a result, these regions represent opportunities for enhanced food production, packaging and processing, which offer growth opportunities for our solutions.

Extend Reach and Maintain Innovation Leadership.   The Diversey acquisition provides additional scope, scale, and geographic reach to deliver proprietary solutions to address our customers’ unmet needs in managing food safety, hygiene and shelf life performance while maximizing productivity and risk management and reducing costs. We believe our extensive competencies in food science, equipment automation, cleaning and sanitation and process integration position us to address these unmet needs globally. We plan to build on these combined strengths by innovating new end-to-end solutions across the food “Production-Packaging-Preparation-Consumption” continuum that will provide measurable value for our customers and ultimately enhance the efficacy and efficiency of food supply chains.

Integrate Diversey and Realize Cost Savings and Revenue Synergies.   We intend to achieve commercial and financial benefits from our integration of Diversey. We are proceeding with our extensive integration plan that addresses both commercial opportunities and areas for cost savings. We expect to realize approximately $110 million to $115 million of annual gross cost savings by the end of 2014. We continue to anticipate $70 million of revenue synergies by the end of 2013, largely from expanding our access and presence within our food and beverage processing customers’ businesses and broadening our reach in developing regions. We believe that cost and revenue synergies will further enhance our financial profile and future free cash flow generation.

Utilize Free Cash Flow to Repay Debt Obligations.   We have a long track record of free cash flow generation and deleveraging through the economic cycle. We plan to use internally-generated free cash flow to repay our debt obligations. As of December 31, 2011, our net debt was $5.2 billion. Our goal is to reduce net debt to $4.9 billion by the end of 2012 and then to $4.5 billion by the end of 2013. In addition, we plan to opportunistically invest in our businesses to further enhance our free cash flow generation in the future, which will create additional value for shareholders.

Segments

We currently report our business publicly in five parts: four reportable segments and an “Other” category.

Our reportable segments are:

1. Food Packaging;

2. Food Solutions;

3. Protective Packaging, which includes Shrink Packaging; and

4. Diversey.

Our Other category includes:

(a) Specialty Materials;

(b) Medical Applications; and

(c) New Ventures.

Information concerning our reportable segments, including net sales, depreciation and amortization, operating profit and certain assets, appears in Note 4, “Segments.”

Descriptions of the Reportable Segments and Other Category

We offer a broad range of solutions across leading brands worldwide.

Food Packaging Segment

In this segment, we focus on the automated packaging of perishable foods, predominantly fresh and processed meats and cheeses. Our products are sold primarily to food processors, distributors, supermarket retailers and foodservice operators. We market these products under the Cryovac® trademark and sub-brands such as Cryovac Grip & Tear®, Oven EaseTM and Multi-Seal®. This segment’s growth opportunities are targeted toward developments in technologies that enable our customers to package and ship their meat and cheese products effectively through their supply chain. These technologies focus on automation and packaging integration solutions, innovation in material science and expansion of the sale of our products into developing regions, where consumers continue to increase their protein consumption and are transitioning to packaged products.

Our Food Packaging segment offerings include:

•	shrink bags to vacuum package many fresh food products, including beef, lamb, pork, poultry and seafood, as well as cheese and smoked and processed meats;

•	packaging materials for cook-in applications, predominantly for deli and foodservice businesses;

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

Food Solutions Segment

In this segment, we target advanced food packaging technologies that provide consumers convenient access to fresh, consistently prepared, high-quality meals, either from foodservice outlets or from expanding retail cases at grocery stores. We sell the products in this reportable segment primarily to food processors, distributors, supermarket retailers and foodservice operators. We market these products under the Cryovac® trademark and sub-brands such as Simple Steps®, Cryovac Mirabella® and Darfresh®. This segment’s growth strategy is focused on developing convenience-oriented solutions through material science and innovative end applications that serve both consumers and the commercial chef.

Our Food Solutions segment offerings include:

•

case-ready packaging offerings that are utilized in the centralized packaging of various proteins, including beef, pork, lamb, poultry, smoked and processed meats, seafood and cheese, for retail sale at the consumer level;

•

ready meals packaging, including our Simple Steps® solution, a microwavable package designed with vacuum skin packaging technology and a unique self-venting feature, as well as our flex-tray-flex package, which is an oven-compatible package that utilizes skin-pack technology;

•

vertical pouch packaging solutions for packaging flowable food products, including soups, sauces, salads, meats, toppings and syrups, including film and filling equipment systems for products utilizing hot and ambient, retort and aseptic processing methods;

•	foam and solid plastic trays and containers that customers use to package a wide variety of food products;

•	absorbent products used for food packaging, such as our Dri-Loc® absorbent pads; and

•	related packaging equipment, including vacuum chamber systems.

Protective Packaging Segment

This segment comprises our core protective packaging technologies and solutions aimed at traditional industrial applications as well as consumer-oriented packaging solutions. We aggregate our protective packaging products and shrink packaging products into our Protective Packaging segment for reporting purposes. We sell products in this segment primarily to distributors and manufacturers in a wide variety of industries as well as to retailers and to e-commerce and mail order fulfillment firms. This segment’s growth is focused on providing a broad range of protective packaging products and solutions worldwide by focusing on advancements in material science, automation, and the development of reliable customer equipment. We target markets that serve both developed and developing regions.

Our Protective Packaging segment offerings include:

•

Bubble Wrap® and AirCap® brand air cellular packaging materials, which employ a “barrier layer” that retains air for longer lasting protection, forming a pneumatic cushion to protect products from damage through shock or vibration during shipment;

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

•	PackTiger® paper cushioning system, a versatile high-speed paper packaging solution that includes both recycled paper and automated dispensing equipment;

•	Kushion Kraft®, Custom WrapTM, Jiffy Packer® and Void KraftTM paper packaging products; and

•	Korrvu® suspension and retention packaging.

Diversey Segment

Products and Services

Our Diversey segment offers a wide range of products and services designed primarily for use in five application categories: food service, food and beverage manufacturing and processing, floor care, restroom care and other housekeeping, and laundry. Many of our products are consumable and require periodic replacement, which generates recurring revenue and helps provide consistency in business performance.

The global sustainability movement is expected to be a long-term driver of growth in the industries we serve, as customers seek products and expertise that reduce their environmental profile while also providing clean, hygienic facilities that reduce the risk of human- and food-borne infection. Our extensive suite of products, services and solutions improves our customers’ operational efficiency as well as their cleaning, sanitizing and hygiene results, which we believe assists them in protecting their brands. We also help our customers achieve their goals of reducing waste, energy and water consumption, and we are able to provide documented analysis of the cost and resource savings they can achieve by implementing our solutions.

Food Service.   Food Service products remove soil and address microbiological contamination on food contact surfaces. Our food service products include chemicals for washing dishes, glassware, flatware, utensils and kitchen equipment; dish machines; pre-rinse units; dish tables and racks; food handling and storage products; and safe floor systems and tools. We also manufacture and supply kitchen cleaning products, such as general purpose cleaners, lime scale removers, bactericides/disinfectants, detergents, oven and grill cleaners, general surface degreasers, floor cleaners and food surface disinfectants. In addition, we provide customers with expertise to execute cleaning and hygiene programs. These applications are sold into a variety of end use applications, including contract and in-flight caterers, restaurant chains and lodging establishments. We also have a relationship with Cintas Corporation through which we provide application expertise and a food service portfolio under Cintas’ SignetTM brand.

Food and Beverage Manufacturing and Processing.   Food and Beverage Manufacturing and Processing products include detergents, cleaners, sanitizers and lubricants, as well as cleaning systems, electronic dispensers and chemical injectors for the application of chemical products and improvement of operational efficiency and sanitation. We also offer gel and foam products for manual open plant cleaning, acid and alkaline cleaners and membrane cleaning products. In addition, we provide consulting services in the areas of food safety, water and energy use reduction and quality management.

Floor Care.   We manufacture a broad range of floor care products and systems, including finishes, waxes, cleaners, degreasers, polishes, sealers and strippers for all types of flooring surfaces, including vinyl, terrazzo, granite, concrete, marble, linoleum and wood. We also provide a full range of carpet cleaners, such as extraction cleaners and shampoos; carpet powders; treatments, such as pre-sprays and deodorizers; and a full line of carpet spotters. Our range of products also includes carpet cleaning and floor care machines, as well as utensils and tools, which support the cleaning and maintenance process. Among the product brands are TASKI® floor care machines and Signature® floor finish. These products are sold primarily for use in building management, retail, lodging and health care customer sectors.

Restroom Care and Other Housekeeping.   We offer a fully integrated line of products and dispensing systems for hard surface cleaning, disinfecting and sanitizing, hand washing and air deodorizing and freshening. Our restroom care and other housekeeping products include bowl and hard surface cleaners, hand soaps, sanitizers, air care products, general purpose cleaners, disinfectants and specialty cleaning products. Among the product brands are Clax®, J-Flextm and Oxivir®. These products are sold into the food service, building management, retail, lodging and health care customer sectors.

Laundry.   We offer detergents, stain removers, fabric conditioners, softeners and bleaches in liquid, powder and concentrated forms to clean items such as bed linen, clothing and table linen. Our range of products covers requirements of fabric care for domestic-sized machines in small lodging facilities to washers in commercial laundry facilities. We also offer customized washing programs for different levels and types of soils, a comprehensive range of dispensing equipment and a selection of process control and management information systems. Through a joint venture with Standard Textile Company, we provide a commercial laundry application that combines a unique activator unit with proprietary chemistry to deliver a fully integrated cleaning and sanitizing solution. Leading brands include Clax®, Suma® and Proteustm. These products are sold primarily into the lodging, and health care and commercial laundry customer sectors.

Diversey Segment End-Users and Customers

We offer our Diversey products directly or through third-party distributors to end-users in seven sectors — food service, lodging, retail, health care, building managers/service contractors, food and beverage and other.

Food Service.   End-users include fast food and full-service restaurants as well as contract caterers.

Lodging.   We serve many of the largest hotel chains in the world as well as local independent properties and regional chains.

Retail.   Retail end-users include supermarkets, drug stores, discounters, hypermarkets and wholesale clubs.

Health Care.   These customers include both public and private hospitals, long-term care facilities and other facilities where medical services are performed.

Building Service Contractors/Facility Management.   These end-users include building owners/managers as well as building service contractors and building owners/managers. Contractors clean, maintain and manage a variety of facilities including office buildings, retail stores, health care facilities, production facilities, and education and government institutions.

Food and Beverage.   Food and Beverage end-users include dairy plants, dairy farms, breweries, soft-drink and juice bottling plants, protein and processed food production facilities, and other food processors.

In addition, we serve customers in cash and carry establishments, industrial plants and laundries. Cash and carry establishments are stores in which professional end-users purchase products for their own use.

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

New Ventures

Our New Ventures area includes several development projects. These include technologies and solutions sourced from renewable materials, proprietary process technologies that have opportunity for application within our manufacturing processes and for future licensing, and equipment systems that offer an automated packaging service for high-volume fulfillment or pick-and-pack operators. Two examples of development projects are the I-Pack and Ultipack automated void reduction and containment systems that provide efficient, automated packaging processes that minimize carton sizes and void fill requirements. These systems are being offered as a service and sold using a unique per-package charge model.

Outsourced Products

In addition to net sales from products produced in our facilities, we also sell products fabricated by other manufacturers, which we refer to as “outsourced products.” Outsourced products are mostly sold in our Food Solutions and Diversey segments. Food Solutions’ outsourced products include, among others, foam and solid plastic trays and containers fabricated primarily in North America and in Europe that largely support our Food Solution segment’s case ready products. Diversey’s outsourced products include, among others, most non-chemical products, including, dosing and dispensing equipment, cleaning tools and utensils, paper products and food and beverage cleaning equipment fabricated primarily in Europe and Asia. In addition, we also outsource certain of our chemical products in our floor care line.

We have strategically opted to use third-party manufacturers for technically less complex products and selected equipment in order to offer customers a broader range of solutions. We have benefited from this strategy with increased net sales and operating profit requiring minimal capital expenditures.

Outsourced products sales represented approximately 14% of Food Solutions net sales in 2011, and 17% in 2010 and 2009. Outsourced products sales represented approximately 39% of Diversey’s net sales in the fourth quarter of 2011.

Total outsourced products sales represented approximately 11% of total net sales in 2011, and 6% in 2010 and 2009.

Foreign Operations

We operate through our subsidiaries and have a presence in the United States and the 61 other countries listed below, enabling us to distribute our products to our customers in over 175 countries.

Americas	Europe, Middle East and Africa (“EMEA”)		Asia Pacific
Argentina	Austria	Netherlands	Australia
Barbados	Belgium	Nigeria	China
Brazil	Czech Republic	Norway	India
Canada	Denmark	Poland	Indonesia
Chile	Egypt	Portugal	Japan
Colombia	Finland	Romania	Malaysia
Costa Rica	France	Russia	New Zealand
Dominican Republic	Germany	Slovakia	Pakistan
Guatemala	Greece	Slovenia	Philippines
Jamaica	Hungary	South Africa	Singapore
Mexico	Ireland	Spain	South Korea
Peru	Israel	Sweden	Taiwan
Uruguay	Italy	Switzerland	Thailand
Venezuela	Kenya	Turkey	Vietnam
	Luxembourg	Ukraine
	Morocco	United Arab Emirates
United Kingdom

In maintaining our foreign operations, we face risks inherent in these operations, such as currency fluctuations, inflation and political instability. Information on currency exchange risk appears in Part II, Item 7A of this Annual Report on Form 10-K, which information is incorporated herein by reference. Other risks attendant to our foreign operations are set forth in Part I, Item 1A. “Risk Factors,” of this Annual Report on Form 10-K, which information is incorporated herein by reference. Information on the impact of currency exchange on our consolidated financial statements appears in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Financial information showing net sales and total long-lived assets by geographic region for each of the three years ended December 31, 2011 appears in Note 4, “Segments,” which information is incorporated herein by reference. We maintain programs to comply with the various laws, rules and regulations related to the protection of the environment that we may be subject to in the many countries in which we operate. See “Environmental Matters,” below.

Employees

As of December 31, 2011, we had approximately 26,300 employees worldwide. Approximately 8,000 of these employees were in the U.S., with approximately 160 of these employees covered by collective bargaining agreements. Of the approximately 18,300 employees who were outside the U.S., approximately 5,700 were covered by collective bargaining agreements. Outside of the U.S., many of the covered employees are represented by works councils or industrial boards, as is customary in the jurisdictions in which they are employed. We believe that our employee relations are satisfactory.

Marketing, Distribution and Customers

At December 31, 2011, we employed approximately 8,200 sales, marketing and customer service personnel throughout the world who sell and market our products to and through a large number of distributors, fabricators, converters, e-commerce and mail order fulfillment firms, and contract packaging firms as well as directly to end-users such as food processors, foodservice businesses, supermarket retailers, lodging, retail, pharmaceutical companies, health care facilities, medical device manufacturers, and other manufacturers.

To support our food and new ventures customers, we operate three Packforum® innovation and learning centers that are located in the U.S., France, and China. At Packforum®, we assist customers in identifying the appropriate packaging materials and systems to meet their needs. We also offer ideation services, educational seminars, employee training and customized graphic design services to our customers.

To assist our marketing efforts for our protective packaging products and to provide specialized customer services, we operate 35 industrial Package Design and Development Centers (PDDC’s) worldwide within our facilities. These PDDC’s are staffed with professional packaging engineers and outfitted with drop-testing and other equipment used to develop, test and validate cost-effective package designs to meet each protective packaging customer’s needs.

To support our equipment systems and the marketing of our totals systems solutions, we provide field technical services to our customers worldwide. These services include system installation, integration and monitoring systems, repair and upgrade, operator training in the efficient use of our systems, qualification of various consumable and system combinations, and equipment layout and design.

For our medical application customers, we offer two cleanroom contract assembly and packaging facilities in two countries, as well as a packaging validation lab.

Our food packaging, food solutions and food and beverage applications are largely sold direct, while our Protective Packaging and a large component of the remaining end-use applications in Diversey are sold through business supply distributors.

We have no material long-term contracts for the distribution of our products. In 2011, no customer or affiliated group of customers accounted for 10% or more of our consolidated net sales.

Seasonality

Historically, net sales in our food businesses have tended to be slightly lower in the first quarter and slightly higher towards the end of the third quarter through the fourth quarter, due to holiday events. Net sales in our Protective Packaging segment have also tended to be slightly lower in the first quarter and higher during the “back-to-school” season in the mid-third quarter and through the fourth quarter due to the holiday shopping season. The Diversey segment’s net sales trend slightly lower in the first quarter, while second quarter sales represent a modest seasonal peak due to the European-based lodging and food and beverage demand. On a consolidated basis, there is little seasonality in the business, with net sales slightly lower in the first quarter and slightly higher towards the end of the third quarter through the fourth quarter. Our consolidated net earnings typically trend directionally the same as our net sales seasonality.

However, other factors may outweigh the effects of seasonal changes in our net earnings results including, but not limited to, changes in raw materials and other costs, foreign exchange rates, interest rates, taxes and the timing and amount of acquisition synergies and restructuring and other non-recurring charges.

Competition

Competition for most of our packaging products is based primarily on packaging performance characteristics, service and price. Since competition is also based upon innovations in packaging technology, we maintain ongoing research and development programs to enable us to maintain technological leadership. We invest approximately double the industry average on research and development as a percentage of net sales per year as compared with our packaging peers. There are also other companies producing competing products that are well-established.

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

Our Diversey solutions face a wide spectrum of competitors across each product category. Competition is both global and regional in scope and includes numerous small, local competitors with limited product portfolios and geographic reach. We compete globally on premium product offerings and application expertise, innovative product and dispensing equipment offerings, value-added solution delivery, and strong customer service and support. We differentiate our offerings from competitors by becoming the preferred partner to our customers, and by providing innovative, industry-leading products to make their facilities safer and healthier for both maintenance staff and building occupants. We believe our integrated solutions approach, which includes the supply of machines, tools, chemicals, processes and training to customers to drive productivity improvements, reduces risk of food safety events and improves infection control to reduce health care acquired infections, is a unique competitive strength. Additionally, the quality, ease of use and environmental profile of our products are unique and have helped support long-standing, profitable relationships with many top customers.

Competition in specialty materials is focused on performance characteristics and price. Competition for most of our Medical Applications products is based primarily on performance characteristics, service and price. Technical design capability is an additional competitive factor for the rigid packaging offered by the Medical Applications business.

Raw Materials and Sourcing

Suppliers provide raw materials, packaging components, equipment, accessories and contract manufactured goods. Our principal raw materials are polyolefin and other petrochemical-based resins and films, caustic soda, solvents, waxes, phosphates, surfactants, chelates, fragrances and paper and wood pulp products. These raw materials represent approximately one third of our consolidated cost of sales. We also purchase corrugated materials, cores for rolls of products such as films and Bubble Wrap® brand cushioning, inks for printed materials, bag-in-the-box containers, bottles, drums, pails, totes, aerosol cans, caps, triggers, valves, and blowing agents used in the expansion of foam packaging products. In addition, we offer a wide variety of specialized packaging equipment, some of which we manufacture or have manufactured to our specifications, some of which we assemble and some of which we purchase from suppliers. Equipment and accessories include industrial and food packaging equipment, dilution-control warewashing and laundry equipment, floor care machines as well as items used in the maintenance of a facility such as air care dispensers, floor care applicators, microfiber mops and cloths, buckets, carts and other cleaning tools and utensils.

The vast majority of the raw materials required for the manufacture of our products and all components related to our equipment and accessories generally have been readily available on the open market, in most cases are available from several suppliers and are available in amounts sufficient to meet our manufacturing requirements. However, we have some sole-source suppliers, and the lack of availability of supplies could have a material negative impact on our business. Natural disasters such as hurricanes, as well as political instability and terrorist activities, may negatively impact the production or delivery capabilities of refineries and natural gas and petrochemical suppliers in the future. Due to by-product/co-product chemical relationships to the automotive and housing markets, several materials may become difficult to source. These factors could lead to increased prices for our raw materials, curtailment of supplies and allocation of raw materials by our suppliers. We source some materials used in our packaging products from materials recycled in our manufacturing operations or obtained through participation in recycling programs. Although we purchase some raw materials under long-term supply arrangements with third parties, these arrangements follow market forces and are in line with our overall global sourcing strategy, which seeks to balance the cost of acquisition and availability of supply.

We have a centralized supply chain organization, which includes the centralized management of procurement and logistic activities. Our objective is to leverage our global scale to achieve sourcing efficiencies and reduce our total delivered cost across all our regions. We do this while adhering to strategic performance metrics and stringent sourcing practices.

Research and Development Activities

We maintain a continuing effort to develop new products and improve our existing products and processes, including developing new packaging, non-packaging and chemical equipment and applications using our intellectual property. From time to time, we also acquire and commercialize new packaging and other products or techniques developed by others. Our research and development projects rely on our technical capabilities in the areas of food science, materials science, chemistry, package design and equipment engineering. Our research and development expense was $106 million in 2011, $88 million in 2010 and $81 million in 2009.

Our research and development activities are focused on end-use application. As a result, we operate:

•	two food science laboratories located in the U.S. and Italy;

•	35 industrial Package Design and Development Centers worldwide, which are located within our Protective Packaging facilities. These centers develop, test and validate cost-effective package designs;

•

seven research and development laboratories focused on the development of cleaning and sanitation formulations, which are located in the U.S., Germany, the Netherlands, Switzerland, India, Japan, and Brazil;

•

nine equipment design centers in the U.S., Germany, Switzerland, the U.K., and Japan that focus on equipment and parts design and innovation to support the development of comprehensive systems solutions;

•	two medical rigids packaging design centers in the U.S. and the Netherlands; and

•	one medical device packaging validation laboratory in the Netherlands.

Patents and Trademarks

We are the owner or licensee of an aggregate of over 4,600 United States and foreign patents and patent applications, as well as an aggregate of over 9,000 United States and foreign trademark registrations and trademark applications that relate to many of our products, manufacturing processes and equipment. We believe that our patents and trademarks collectively provide a competitive advantage. As such, each year we continue to file, in the aggregate, an average of 350 United States and foreign patent applications and 400 United States and foreign trademark applications. None of our reportable segments is dependent upon any single patent or trademark alone. Rather, we believe that our success depends primarily on our sales and service, marketing, engineering and manufacturing skills and on our ongoing research and development efforts. We believe that the expiration or unenforceability of any of our patents, applications, licenses or trademark registrations would not be material to our business or consolidated financial condition.

Environmental, Health and Safety Matters

As a manufacturer, we are subject to various laws, rules and regulations in the countries, jurisdictions and localities in which we operate. These cover: the safe storage and use of raw materials and production chemicals; the release of materials into the environment; standards for the treatment, storage and disposal of solid and hazardous wastes; or otherwise relate to the protection of the environment. We review environmental, health and safety laws and regulations pertaining to our operations and believe that compliance with current environmental and workplace health and safety laws and regulations has not had a material effect on our capital expenditures or consolidated financial condition.

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

Various federal, state, local and foreign laws and regulations regulate some of our products and require us to register certain products and comply with specified requirements. In the United States, we must register our sanitizing and disinfecting products with the U.S. Environmental Protection Agency (“EPA”). We are also subject to various federal, state, local and foreign laws and regulations that regulate products manufactured and sold by is for controlling microbial growth on humans, animals and processed foods. In the United States, these requirements are general administered by the U.S. Food and Drug Administration (“FDA”). To date, the cost of complying with product registration requirements and FDA compliance has not had a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Available Information

Our Internet address is www.sealedair.com. We make available, free of charge, on or through our website at www.sealedair.com, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that we file or furnish pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission.

Item 1A.  Risk Factors

Introduction

Investors should carefully consider the risks described below before making an investment decision. These are the most significant risk factors, however, they are not the only risk factors that you should consider in making an investment decision. This Form 10-K also contains and may incorporate by reference forward-looking statements that involve risks and uncertainties. See the “Cautionary Notice Regarding Forward-Looking Statements,” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K. Our business, consolidated financial condition or results of operations could be materially adversely affected by any of these risks. The trading price of our securities could decline due to any of these risks, and investors in our securities may lose all or part of their investment.

Weakened global economic conditions have had and could continue to have an adverse effect on our consolidated financial condition and results of operations.

Weakened global economic conditions have had and may continue to have an adverse impact on our business in the form of lower net sales due to weakened demand, unfavorable changes in product price/mix, or lower profit margins. For example, the recent global economic downturn has adversely impacted some of our end-users and customers, such as food processors, distributors, supermarket retailers, hotels, restaurants, retail establishments, other retailers and e-commerce and mail order fulfillment firms, and other end-users that are particularly sensitive to business and consumer spending.

During economic downturns or recessions, there can be a heightened competition for sales and increased pressure to reduce selling prices as our customers may reduce their volume of purchases from us. If we lose significant sales volume or reduce selling prices significantly, then there could be a negative impact on our consolidated financial condition or results of operations, profitability and cash flows.

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

We operate in 62 countries, and our products are distributed in those countries as well as in other parts of the world. A large portion of our manufacturing operations are located outside of the United States and a majority of our net sales are generated outside of the United States. Operations outside of the United States, particularly operations in developing regions, are subject to various risks that may not be present or as significant for our U.S. operations. Economic uncertainty in some of the geographic regions in which we operate, including developing regions, could result in the disruption of commerce and negatively impact cash flows from our operations in those areas.

Risks inherent in our international operations include:

•	foreign currency exchange controls and tax rates;

•	foreign currency exchange rate fluctuations, including devaluations;

•	the potential for changes in regional and local economic conditions, including local inflationary pressures;

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

These and other factors may have a material adverse effect on our international operations and, consequently, on our consolidated financial condition or results of operations.

If the Settlement agreement (as defined in Note 17, “Commitments and Contingencies”) is not implemented, we will not be released from the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against us arising from a 1998 transaction with Grace. We have no control over the timing of the cash payment required from us under the Settlement agreement. We are also a defendant in a number of asbestos-related actions in Canada arising from Grace’s activities in Canada prior to the 1998 transaction.

On March 31, 1998, Sealed Air completed a multi-step transaction (the “Cryovac transaction”) involving Grace which brought the Cryovac packaging business and the former Sealed Air Corporation’s business under the common ownership of the Company. As part of that transaction, Grace and its subsidiaries retained all liabilities arising out of their operations before the Cryovac transaction (including asbestos-related liabilities), other than liabilities relating to Cryovac’s operations, and agreed to indemnify the Company with respect to such retained liabilities. Since 2000, the Company has been served with a number of lawsuits alleging that, as a result of the Cryovac transaction, the Company is responsible for the alleged asbestos liabilities of Grace and its subsidiaries. While they vary, these suits all appear to allege that the transfer of the Cryovac business was a fraudulent transfer or gave rise to successor liability. On April 2, 2001, Grace and certain of its subsidiaries filed for Chapter 11 relief in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). In connection with Grace’s Chapter 11 case, the Bankruptcy Court issued orders dated May 3, 2001 and January 22, 2002, staying all asbestos actions against the Company. However, the official committees appointed to represent asbestos claimants in Grace’s Chapter 11 case (the “Committees”) received the court’s permission to pursue fraudulent transfer and other claims against the Company and its subsidiary Cryovac, Inc. based upon the Cryovac transaction. This proceeding was brought in the U.S. District Court for the District of Delaware (the “District Court”) (Adv. No. 02-02210).

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

On January 31, 2011, the Bankruptcy Court entered a memorandum opinion (the “Bankruptcy Court Opinion”) overruling certain objections to the PI Settlement Plan. On the same date, the Bankruptcy Court entered an order regarding confirmation of the PI Settlement Plan (the “Bankruptcy Court Confirmation Order”). As entered on January 31, 2011, the Bankruptcy Court Confirmation Order contained recommended findings of fact and conclusions of law, and recommended that the District Court approve the Confirmation Order, and that the District Court confirm the PI Settlement Plan and issue a channeling injunction under Section 524(g) of the Bankruptcy Code. Thereafter, on February 15, 2011, the Bankruptcy Court issued an order clarifying the Bankruptcy Court Opinion and the Bankruptcy Court Confirmation Order (the “Clarifying Order”). Among other things, the Clarifying Order provided that any references in the Bankruptcy Court Opinion and the Bankruptcy Court Confirmation Order to a recommendation that the District Court confirm the PI Settlement Plan were thereby amended to make clear that the PI Settlement Plan was confirmed and that the Bankruptcy Court was requesting that the District Court issue and affirm the Confirmation Order including the injunction under

Section 524(g) of the Bankruptcy Code. On March 11, 2011, the Bankruptcy Court entered an order granting in part and denying in part a motion to reconsider the Bankruptcy Court Opinion filed by BNSF Railway Company (the “March 11 Order”). Among other things, the March 11 Order amended the Bankruptcy Court Opinion to clarify certain matters relating to objections to the PI Settlement Plan filed by BNSF.

Various parties appealed or otherwise challenged the Bankruptcy Court Opinion and the Bankruptcy Court Confirmation Order, including without limitation with respect to issues relating to releases and injunctions contained in the PI Settlement Plan. On June 28 and 29, 2011, the District Court heard oral arguments in connection with appeals of the Bankruptcy Court Opinion and the Bankruptcy Court Confirmation Order. On January 30, 2012, the District Court issued a memorandum opinion (the “District Court Opinion”) and confirmation order (the “District Court Confirmation Order”) overruling all objections to the PI Settlement Plan and confirming the PI Settlement Plan in its entirety (including the issuance of the injunction under Section 524(g) of the Bankruptcy Code). On February 2, 2012, Garlock Sealing Technologies LLC (“Garlock”) filed a motion (the “Garlock Reargument Motion”) with the District Court requesting that the District Court grant reargument, rehearing, or otherwise amend the District Court Opinion and the District Court Confirmation Order insofar as they overrule Garlock’s objections to the PI Settlement Plan. On February 13, 2012, the Company, Cryovac, and Fresenius Medical Care Holdings, Inc. filed a joint motion (the “Sealed Air/Fresenius Motion”) with the District Court. The Sealed Air/Fresenius Motion does not seek to disturb confirmation of the PI Settlement Plan but requests that the District Court amend and clarify certain matters in the District Court Opinion and the District Court Confirmation Order. Also on February 13, 2012, Grace and the other proponents of the PI Settlement Plan filed a motion (the “Plan Proponents’ Motion”) with the District Court requesting certain of the same amendments and clarifications sought by the Sealed Air/Fresenius Motion. On February 27, 2012, certain asbestos claimants known as the “Libby Claimants” filed a response to the Sealed Air/Fresenius Motion and the Plan Proponents’ Motion (the “Libby Response”). The Libby Response does not oppose the Sealed Air/Fresenius Motion or the Plan Proponents’ Motion but indicates, among other things, that: (a) the Libby Claimants have reached a settlement in principle of their objections to the PI Settlement Plan but that this settlement has not become effective and (b) the Libby Claimants reserve their rights with respect to the PI Settlement Plan pending the effectiveness of the Libby Claimants’ settlement. In addition, parties have appealed the District Court Opinion and the District Court Confirmation Order to the United States Court of Appeals for the Third Circuit (the “Third Circuit Court of Appeals”). By orders dated February 23, 2012, the Third Circuit Court of Appeals stayed appeals of the District Court Opinion and the District Court Confirmation Order pending disposition of motions filed in the District Court with respect to the District Court Opinion and the District Court Confirmation Order. The District Court has not ruled on the Garlock Reargument Motion, the Sealed Air/Fresenius Motion, or the Plan Proponents’ Motion. In addition, on February 27, 2012, Garlock filed a motion (the “Garlock Stay Motion”) requesting that the District Court stay the District Court Opinion and the District Court Confirmation Order until the later of 14 days after the disposition of the Garlock Reargument Motion or disposition of any timely appeal by Garlock of the District Court Opinion and the District Court Confirmation Order. The District Court has not ruled on the Garlock Stay Motion.

If it becomes effective, the PI Settlement Plan may implement the terms of the Settlement agreement, but there can be no assurance that this will be the case notwithstanding the confirmation of the PI Settlement Plan by the Bankruptcy Court and the District Court. The terms of the PI Settlement Plan remain subject to amendment. Moreover, the PI Settlement Plan is subject to the satisfaction of a number of conditions which are more fully set forth in the PI Settlement Plan and include, without limitation, the availability of exit financing and the approval of the PI Settlement Plan becoming final and no longer subject to appeal. Parties have appealed the District Court Confirmation Order to the Third Circuit Court of Appeals or otherwise challenged the District Court Opinion and the District Court Confirmation Order. Matters relating to the PI Settlement Plan, the Bankruptcy and District Court Opinions, and the Bankruptcy and District Court Confirmation Orders may be subject to further appeal, challenge, and proceedings before the District Court, the Third Circuit Court of Appeals, or other courts. Parties may designate various issues to be considered in challenging the PI Settlement Plan, the Bankruptcy and District Court Opinions, or the Bankruptcy and District Court Confirmation Orders, including, without limitation, issues relating to releases and injunctions contained in the PI Settlement Plan.

While the Bankruptcy Court and the District Court have confirmed the PI Settlement Plan, we do not know whether or when the Third Circuit Court of Appeals will affirm the District Court Confirmation Order or the District Court Opinion, whether or when the Bankruptcy and District Court Opinions or the Bankruptcy and District Court Confirmation Orders will become final and no longer subject to appeal, or whether or when a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) will become effective. Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) is confirmed by the Bankruptcy Court and the District Court, and does become effective, we do not know whether the final plan of reorganization will be consistent with the terms of the Settlement agreement or if the other conditions to our obligation to pay the Settlement agreement amount will be met. If these conditions are not satisfied or not waived by us, we will not be obligated to pay the amount contemplated by the Settlement agreement. However, if we do not pay the Settlement agreement amount, we and our affiliates will not be released from the various claims against us.

        If the Settlement agreement does not become effective, either because Grace fails to emerge from bankruptcy or because Grace does not emerge from bankruptcy with a plan of reorganization that is consistent with the terms of the Settlement agreement, then we and our affiliates will not be released from the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against us and our affiliates noted above, and all of these claims would remain pending and would have to be resolved through other means, such as through agreement on alternative settlement terms or trials. In that case, we could face liabilities that are significantly different from our obligations under the Settlement agreement. We cannot estimate at this time what those differences or their magnitude may be. In the event these liabilities are materially larger than the current existing obligations, they could have a material adverse effect on our consolidated financial condition or results of operations.

Since November 2004, the Company and specified subsidiaries have been named as defendants in a number of cases, including a number of putative class actions, brought in Canada as a result of Grace’s alleged marketing, manufacturing or distributing of asbestos or asbestos containing products in Canada prior to the Cryovac transaction in 1998. Grace has agreed to defend and indemnify us and our subsidiaries in these cases. The Canadian cases are currently stayed. A global settlement of these Canadian claims to be funded by

Grace has been approved by the Canadian court, and the PI Settlement Plan provides for payment of these claims. We do not have any positive obligations under the Canadian settlement, but we are a beneficiary of the release of claims. The release in favor of the Grace parties (including us) will become operative upon the effective date of a plan of reorganization in Grace’s United States Chapter 11 bankruptcy proceeding. As filed, the PI Settlement Plan contemplates that the claims released under the Canadian settlement will be subject to injunctions under Section 524(g) of the Bankruptcy Code. As indicated above, the Bankruptcy Court entered the Bankruptcy Court Confirmation Order on January 31, 2011 and the Clarifying Order on February 15, 2011 and the District Court entered the District Court Confirmation Order on January 30, 2012; however, we can give no assurance that the PI Settlement Plan (or any other plan of reorganization) will become effective. Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) is confirmed by the Bankruptcy Court and the District Court, and does become effective, if the final plan of reorganization does not incorporate the terms of the Canadian settlement or if the Canadian courts refuse to enforce the final plan of reorganization in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify us and our subsidiaries in these cases, then we could be required to pay substantial damages, which we cannot estimate at this time and which could have a material adverse effect on our consolidated financial condition or results of operations.

For further information concerning these matters, see Note 17, “Commitments and Contingencies.”

We require a significant amount of cash to service our indebtedness. The ability to generate cash and/or refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control.

Our ability to make payments on our indebtedness, including our senior notes and our new Credit Facility, and to fund planned capital expenditures, research and development efforts and other corporate expenses depends on our future operating performance and on economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations, that currently anticipated cost savings, including synergies related to our acquisition of Diversey, and operating improvements will be realized or that future borrowings will be available to us in an amount sufficient to enable us to repay our indebtedness or to fund our other operating requirements. Significant delays in our planned capital expenditures may materially and adversely affect our future revenue prospects.

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

We use petrochemical-based raw materials to manufacture many of our products. The prices for these raw materials are cyclical, and increases in market demand or fluctuations in the global trade for petrochemical-based raw materials and energy could increase our costs. In addition, the prices of many of the key raw materials used in our Diversey business, such as caustic soda, solvents, waxes, phosphates, surfactants, polymers and resins, chelates and fragrances, are cyclical based on numerous supply and demand factors that are beyond our control. If we are unable to minimize the effects of increased raw material costs through sourcing, pricing or other actions, our business, consolidated financial condition or results of operations may be materially adversely affected. We also have some sole-source suppliers, and the lack of availability of supplies could have a material adverse effect on our consolidated financial condition or results of operations.

Natural disasters such as hurricanes, as well as political instability and terrorist activities, may negatively impact the production or delivery capabilities of refineries and natural gas and petrochemical suppliers and suppliers of other raw materials in the future. These factors could lead to increased prices for our raw materials, curtailment of supplies and allocation of raw materials by our suppliers, which could reduce revenues and profit margins and harm relations with our customers and which could have a material adverse effect on our consolidated financial condition or results of operations.

The effects of animal and food-related health issues such as bovine spongiform encephalopathy, also known as “mad cow” disease, foot-and-mouth disease and avian influenza or “bird-flu,” as well as other health issues affecting the food industry may lead to decreased revenues.

We manufacture and sell food packaging products, among other products. Various health issues affecting the food industry have in the past and may in the future have a negative effect on the sales of food packaging products. In recent years, occasional cases of mad cow disease have been confirmed and incidents of bird flu have surfaced in various countries. Outbreaks of animal diseases may lead governments to restrict exports and imports of potentially affected animals and food products, leading to decreased demand for our products and possibly also to the culling or slaughter of significant numbers of the animal population otherwise intended for food supply. Also, consumers may change their eating habits as a result of perceived problems with certain types of food. These factors may lead to reduced sales of food businesses’ products, which could have a material adverse effect on our consolidated financial condition or results of operations.

Demand for our products could be adversely affected by changes in consumer preferences.

Our sales depend heavily on the volumes of sales by our customers in the food processing and food service industries. Consumer preferences for food and packaging formats of prepackaged food can influence our sales, as can consumer preferences for fresh and unpackaged foods. Changes in consumer behavior, including changes in consumer preferences driven by various health-related concerns and perceptions, could negatively impact demand for our products.

The consolidation of customers may adversely affect our business, consolidated financial condition or results of operations.

Customers in the building care, food service, food and beverage processing, lodging, retail and health care sectors have been consolidating in recent years, and we believe this trend may continue. Such consolidation could have an adverse impact on the pricing of our products and services and our ability to retain customers, which could in turn adversely affect our business, consolidated financial condition or results of operations.

We experience competition in the markets for our products and services and in the geographic areas in which we operate.

Our packaging products compete with similar products made by other manufacturers and with a number of other types of materials or products. We compete on the basis of performance characteristics of our products, as well as service, price and innovations in technology. A number of competing domestic and foreign companies are well-established.

The market for our Diversey segment’s products is highly competitive. Our Diversey segment faces significant competition from global, national, regional and local companies within some or all of its product lines in each sector that it serves. Barriers to entry and expansion in the institutional and industrial cleaning, sanitation and hygiene industry are low.

Our inability to maintain a competitive advantage could result in lower prices or lower sales volumes for our products, which would have an adverse impact on our consolidated financial condition or results of operations.

Concerns about greenhouse gas (“GHG”) emissions and climate change and the resulting governmental and market responses to these issues could increase costs that we incur and could otherwise affect our consolidated financial condition or results of operations.

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

Our principal sources of liquidity are accumulated cash and cash equivalents, short-term investments, cash flow from operations and amounts available under our existing and new lines of credit, including our new Credit Facility and our accounts receivable securitization program. We cannot assure that we will be able to refinance any of our indebtedness, including our new senior notes and our new Credit Facility, on commercially reasonable terms or at all. Our accounts receivable securitization program includes a bank financing commitment that must be renewed annually prior to the expiration date. The bank financing commitment was renewed on December 2, 2011. While the bank is not obligated to renew the bank financing commitment, we have negotiated annual renewals since the commencement of the program in 2001.

Additionally, conditions in financial markets could affect financial institutions with which we have relationships and could result in adverse effects on our ability to utilize fully our committed borrowing facilities. For example, a lender under the senior secured credit facilities may be unwilling or unable to fund a borrowing request, and we may not be able to replace such lender.

Strengthening of the U.S. dollar and other foreign currency exchange rate fluctuations could materially impact our consolidated financial condition or results of operations.

A majority of our net sales are generated outside the United States. We translate sales and other results denominated in foreign currency into U.S. dollars for our consolidated financial statements. During periods of a strengthening U.S. dollar, our reported international sales and net earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.

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

We may use financial instruments from time to time to manage exposure to foreign exchange rate fluctuations, which exposes us to counterparty credit risk for non-performance. See Note 12, “Derivatives and Hedging Activities.”

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

We have deferred tax assets related to the Settlement agreement, other accruals not yet deductible for tax purposes, foreign tax credits, foreign net operating loss carry forwards and investment tax allowances, employee benefit items, and other items. We have established valuation allowances to reduce those deferred tax assets to an amount that is more likely than not to be realized. Our ability to utilize these deferred tax assets depends in part upon our future operating results. We expect to realize these assets over an extended period. If we are unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. This would result in an increase in our effective tax rate, and would have an adverse effect on our future consolidated results of operations. In addition, changes in statutory tax rates may change our deferred tax assets or liability balances, with either favorable or unfavorable impact on our effective tax rate. Our deferred tax assets may also be impacted by new legislation or regulation.

Our largest deferred tax asset relates to our Settlement agreement. The value of this asset, which was $384 million at December 31, 2011, may be affected by our tax situation at the time of the payment under the Settlement agreement as well as by the value of our common stock at that time. The deferred tax asset reflects the fair market value of 18 million shares of our common stock at a post-split price of $17.86 per share based on the price when the Settlement agreement was reached in 2002. We will not be able to realize this deferred tax asset and related cash tax benefits until a plan of reorganization of Grace becomes effective.

Our annual effective income tax rate can change materially as a result of changes in our mix of U.S. and foreign earnings and other factors, including changes in tax laws and changes made by regulatory authorities.

Our overall effective income tax rate is equal to our total tax expense as a percentage of total earnings before tax. However, income tax expense and benefits are not recognized on a global basis but rather on a jurisdictional or legal entity basis. Losses in one jurisdiction may not be used to offset profits in other jurisdictions and may cause an increase in our tax rate. Income tax provision changes in statutory tax rates and laws, as well as ongoing audits by domestic and international authorities, could affect the amount of income taxes and other taxes paid by us. For example, legislative proposals to change U.S. taxation of non-U.S. earnings could increase our effective tax rate. Also, changes in the mix of earnings (or losses) between jurisdictions and assumptions used in the calculation of income taxes, among other factors, could have a significant effect on our overall effective income tax rate. In addition, our effective tax rate would increase if we were unable to generate sufficient future taxable income in certain jurisdictions, or if we were otherwise required to increase our valuation allowances against our deferred tax assets.

We are subject to taxation in multiple jurisdictions. As a result, any adverse development in the tax laws of any of these jurisdictions or any disagreement with our tax positions could have a material adverse effect on our business, consolidated financial condition or results of operations.

We are subject to taxation in, and to the tax laws and regulations of, multiple jurisdictions as a result of the international scope of our operations and our corporate and financing structure. We are also subject to transfer pricing laws with respect to our intercompany transactions, including those relating to the flow of funds among our companies. Adverse developments in these laws or regulations, or any change in position regarding the application, administration or interpretation thereof, in any applicable jurisdiction, could have a material adverse effect on our business, consolidated financial condition or results of our operations. In addition, the tax authorities in any applicable jurisdiction, including the United States, may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions. If any applicable tax authorities, including U.S. tax authorities, were to successfully challenge the tax treatment or characterization of any of our transactions, it could have a material adverse effect on our business, consolidated financial condition or results of our operations.

Our performance and prospects for future growth could be adversely affected if new products do not meet sales or margin expectations.

Our competitive advantage is due in part to our ability to develop and introduce new products in a timely manner at favorable margins. The development and introduction cycle of new products can be lengthy and involve high levels of investment. New products may not meet sales or margin expectations due to many factors, including our inability to (i) accurately predict demand, end-user preferences and evolving industry standards; (ii) resolve technical and technological challenges in a timely and cost-effective manner; or (iii) achieve manufacturing efficiencies.

A major loss of or disruption in our manufacturing and distribution operations or our information systems and telecommunication resources could adversely affect our business, consolidated financial condition or results of operations.

If we experienced a natural disaster, such as a tornado, hurricane, earthquake or other severe weather event, or a casualty loss from an event such as a fire or flood, at one of our larger strategic facilities or if such event affected a key supplier, our supply chain or our information systems and telecommunication resources, then there could be a material adverse effect on our consolidated financial condition or results of operations.

We are dependent on internal and third party information technology networks and systems, including the Internet, to process,

transmit and store electronic information. In particular, we depend on our information technology infrastructure for fulfilling and invoicing customer orders, applying cash receipts, and placing purchase orders with suppliers, making cash disbursements, and conducting digital marketing activities, data processing and electronic communications among business locations. We also depend on telecommunication systems for communications between company personnel and our customers and suppliers. Future system disruptions, security breaches or shutdowns could significantly disrupt our operations or result in lost or misappropriated information and may have a material adverse effect on our business, consolidated financial condition or results of operations.

We recorded a significant amount of additional goodwill and other identifiable intangible assets as a result of the acquisition of Diversey, and we may never realize the full carrying value of these assets.

As a result of the acquisition of Diversey, we recorded a significant amount of additional goodwill and other identifiable intangible assets, including customer relationships, trademarks and developed technologies.

We test goodwill and intangible assets with indefinite useful lives for possible impairment annually during the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. Amortizable intangible assets are periodically reviewed for possible impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment may result from, among other things, (i) a decrease in our expected net earnings; (ii) adverse equity market conditions; (iii) a decline in current market multiples; (iv) a decline in our common stock price; (v) a significant adverse change in legal factors or business climates; (vi) an adverse action or assessment by a regulator; (vii) heightened competition; (viii) strategic decisions made in response to economic or competitive conditions; or (ix) a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of. In the event that we determine that events or circumstances exist that indicate that the carrying value of goodwill or identifiable intangible assets may no longer be recoverable, we might have to recognize a non-cash impairment of goodwill or other identifiable intangible assets, which could have a material adverse effect on our consolidated financial condition or results of operations.

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

The relationship with S.C. Johnson & Son, Inc. (“SCJ”) is important to our Diversey business, and any damage to this relationship could have a material adverse effect on the Diversey business.

Our Diversey segment is party to various agreements with SCJ, including a brand license agreement (the “BLA”), a technology disclosure and license agreement, supply and manufacturing agreements and several leases. Under the BLA, Diversey is granted a license in specified territories to sell certain SCJ products and use specified trade names and house marks owned by SCJ including the right to use “Johnson” in combination with its owned trade name “Diversey,” in the institutional and industrial channels of trade and, subject to certain limitations, in specified channels of trade in which both Diversey’s business and SCJ’s consumer business operate. SCJ and its affiliates supply products under the BLA. Sales of these products have historically been significant to Diversey’s business. In addition, in some countries, Diversey depends on SCJ to produce or sell some of its products. If we default under our agreements with SCJ and the agreements are terminated, SCJ fails to perform its obligations under these agreements, or our relationship with SCJ is otherwise damaged or severed, this could have a material adverse effect on our Diversey business, consolidated financial condition or results of operations.

Diversey also holds licenses to use some trademarks and technology of Unilever in the market for institutional and industrial cleaning, sanitation and hygiene products and related services under license agreements with Unilever. We believe that these license agreements are significant to our Diversey business and the termination of our rights under any of these agreements may have a material adverse effect on our Diversey business, consolidated financial condition or results of operations.

If we are unable to retain key employees and other personnel, our consolidated financial condition or results of operations may be adversely affected.

Our success depends largely on the efforts and abilities of our management team and other key personnel. Their experience and industry contacts significantly benefit us, and we need their expertise to execute our business strategies. If any of our senior management or other key personnel ceases to work for us, our business, consolidated financial condition or results of operations may be materially adversely affected.

The integration process and our ability to successfully conduct the combined business going forward will require the experience and expertise of key employees from both Sealed Air and Diversey. Therefore, the ability to successfully integrate operations, as well as the future success of the combined company’s operations, will depend in part on our ability to retain such key employees. We may not be able to retain key employees for the time period necessary to complete the integration process or beyond. Although we do not have any reason to believe any of these employees will cease to be employed by us, the loss of such employees could adversely affect our business, consolidated financial condition or results of operations.

On July 28, 2011, David H. Kelsey notified us of his resignation as Chief Financial Officer of the Company effective as of August 12, 2011. Tod S. Christie, who was serving as the Company’s Treasurer, was appointed as the Interim Chief Financial Officer, effective as of the close of business on August 12, 2011. We intend to appoint a new Chief Financial Officer once we have identified and agreed on terms with a suitable candidate. We can provide no assurance as to how long it will take us to appoint a new Chief Financial Officer.

We could experience disruptions in operations and/or increased labor costs.

In Europe and Latin America, the majority of our employees is represented by labor unions and is covered by collective bargaining agreements, which are generally renewable on an annual basis. As is the case with any negotiation, we may not be able to negotiate acceptable new collective bargaining agreements, which could result in strikes or work stoppages by affected workers. Renewal of collective bargaining agreements could also result in higher wages or benefits paid to union members. A disruption in operations or higher ongoing labor costs could materially affect our business.

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

Some jurisdictions have laws and regulations that govern the registration and labeling of some of our products. Some of these laws require us to have operating permits for our production and warehouse facilities and operations. Any failure to obtain, maintain or comply with the terms of these permits could result in fines or penalties, revocation or nonrenewal of our permits, or orders to cease certain operations, and may have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, a recent unfavorable court decision regarding a municipal operating permit for one of our food packaging facilities in Sao Paulo, Brazil leaves the facility subject to an administrative procedure that could lead to the closure of the facility. Although we are working to resolve the dispute, if our facility is required to close or relocate we could incur substantial costs.

We generate, use and dispose of hazardous materials in our manufacturing processes. In the event our operations result in the release of hazardous materials into the environment, we may become responsible for the costs associated with the investigation and remediation of sites at which we have released pollutants, or sites where we have disposed or arranged for the disposal of hazardous wastes, even if we fully complied with environmental laws at the time of disposal. We have been, and may continue to be, responsible for the cost of remediation at some locations.

We expect significant future environmental compliance obligations in our European operations as a result of a European Union (“EU”) Directive “Registration, Evaluation, Authorization, and Restriction of Chemicals” (EU Directive No. 2006/1907) enacted on December 18, 2006. The directive imposes several requirements related to the identification and management of risks related to chemical substances manufactured or marketed in Europe. The EU has also recently enacted a "Classification, Packaging and Labeling" regulation. Other jurisdictions may impose similar requirements.

We cannot predict with reasonable certainty the future cost to us of environmental compliance, product registration, or environmental remediation. Environmental laws have become more stringent and complex over time. Our environmental costs and operating expenses will be subject to evolving regulatory requirements and will depend on the scope and timing of the effectiveness of requirements in these various jurisdictions. As a result of such requirements, we may be subject to an increased regulatory burden, and we expect significant future environmental compliance obligations in our operations. Increased compliance costs, increasing risks and penalties associated with violations, or our inability to market some of our products in certain jurisdictions may have a material adverse effect on our business, consolidated financial condition or results of operations.

The legacy Diversey business had tendered various environmental indemnification claims to Unilever pursuant to the Unilever Acquisition Agreement (as defined below).

Under a previous acquisition agreement between the legacy Diversey business and Unilever (the “Unilever Acquisition Agreement”), Unilever made warranties to Diversey with respect to the facilities formerly owned by Unilever. In addition, Unilever agreed to indemnify Diversey for specified types of environmental liabilities if the aggregate amount of damages meets various dollar thresholds, subject to a cap of $250 million in the aggregate. Diversey was required to notify Unilever of any environmental indemnification claims by May 3, 2008. Any environmental claims pending after this date, with respect to which Diversey has notified Unilever, remain subject to indemnification until remediation is completed in accordance with the Unilever Acquisition Agreement. If Diversey incurs damages or liabilities that do not meet the indemnity thresholds under the Unilever Acquisition Agreement, if Diversey failed to notify Unilever of an environmental indemnity claim within the period specified in the Unilever Acquisition Agreement or if the aggregate limits on indemnity payments under the Unilever Acquisition Agreement become applicable, Diversey would not be entitled to indemnity from Unilever for such non-qualifying claims and it would be required to bear the costs.

Diversey has previously tendered various environmental indemnification claims to Unilever in connection with former Unilever locations. Unilever has not indicated its agreement with Diversey’s request for indemnification. We may file additional requests for reimbursement in the future in connection with pending indemnification claims. However, there can be no assurance that we will be able to recover any amounts relating to these indemnification claims from Unilever.

Our insurance policies may not cover all operating risks and a casualty loss beyond the limits of our coverage could adversely impact our business.

Our business is subject to operating hazards and risks relating to handling, storing, transporting and use of the products we sell. We maintain insurance policies in amounts and with coverage and deductibles that we believe are reasonable and prudent. Nevertheless, our insurance coverage may not be adequate to protect us from all liabilities and expenses that may arise from claims for personal injury or death or property damage arising in the ordinary course of business, and our current levels of insurance may not be maintained or available in the future at economical prices. If a significant liability claim is brought against us that is not adequately covered by insurance, we may have to pay the claim with our own funds, which could have a material adverse effect on our business, consolidated financial condition or results of operations.

If we are not able to protect our trade secrets or maintain our trademarks, patents and other intellectual property, we may not be able to prevent competitors from developing similar products or from marketing their products in a manner that capitalizes on our trademarks, and this loss of a competitive advantage could decrease our profitability and liquidity.

Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. If we were unable to maintain the proprietary nature of our intellectual property and our significant current or proposed products, this loss of a competitive advantage could result in decreased sales or increased operating costs, either of which could have a material adverse effect on our business, consolidated financial condition or results of operations.

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

Any failure by us to protect our trademarks and other intellectual property rights may have a material adverse effect on our business, consolidated financial condition or results of operations.

The relocation of manufacturing capability from Diversey’s U.S. manufacturing facility could adversely affect our business, consolidated financial condition or results of operations.

Our legacy Diversey business manufactures a significant portion of the products it sells. The lease from SCJ of the Waxdale manufacturing facility in Sturtevant, Wisconsin will expire on May 31, 2013, and we do not plan to renew this lease after expiration. We have made arrangements to relocate its manufacturing capability by moving some production to its other locations in North America, and by pursuing contract manufacturing for a portion of its product lines. The timeline to transition out of Waxdale is not certain, but production is expected to cease and decommissioning is expected to begin during the first half of 2012. This relocation may pose significant risks, which could include:

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

As part of our business strategy, we may from time to time pursue acquisitions of companies that we believe are strategic to our business. There can be no assurance that we will be able to identify attractive acquisition targets, negotiate satisfactory terms for acquisitions or obtain necessary financing for acquisitions. Further, acquisitions involve risks, including that acquired businesses will not perform in accordance with expectations, that we will not realize the operating efficiencies expected from acquisitions and that business judgments concerning the value, strengths and weaknesses of companies we acquire will prove to have been incorrect. If we fail to complete acquisitions, if we acquire companies but are not able to successfully integrate them with our business or if we do not otherwise realize the anticipated financial and strategic goals for our acquisitions, our business and results of operations may be adversely affected. In addition, future acquisitions may result in the incurrence of debt and contingent liabilities and an increase in interest expense, amortization expenses and significant charges relating to integration costs.

The combination of our business with the Diversey business will require significant management attention, and we may incur significant additional integration costs because of integration difficulties and other challenges.

We are in the process of integrating the Diversey business with our legacy business. We are required to devote significant management attention and resources to integrating the two businesses. Our failure to meet the challenges involved in successfully completing the integration of our operations could adversely affect our results of operations. Challenges involved in the integration include:

•	integrating successfully each company's operations; and

•	combining corporate cultures, maintaining employee morale and retaining key employees.

We may not successfully complete the integration of our operations in a timely manner and may have difficulty integrating the Diversey business. We may not achieve the synergy targets that we currently anticipate. We may experience disruptions in relationships with current and new employees, customers and suppliers.

We already have incurred and we expect to incur additional non-recurring costs associated with combining the operations of the two companies. Some of these costs may be higher than anticipated. We may also incur unanticipated costs, including costs to maintain employee morale, retain key employees and successfully integrate the Diversey business.

We have made certain assumptions relating to the acquisition of Diversey in our forecasts that may prove to be materially inaccurate.

We have made certain assumptions relating to the forecast level of cost savings, revenue synergies and associated costs of the acquisition of Diversey. Our assumptions relating to the forecast level of cost savings, revenue synergies and associated costs of the acquisition may be inaccurate based on the information available to us or as a result of the failure to realize the expected benefits of the acquisition, higher than expected integration costs, unknown liabilities and global economic and business conditions that may adversely affect the combined company following the completion of the acquisition.

Item  1B.   Unresolved Staff Comments

None.

Item  2.   Properties

We manufacture products in 145 facilities, with 44 of those facilities serving more than one of our business segments and our Other category of products. The geographic dispersion of our manufacturing facilities is as follows:

Geographic Region	Number of Manufacturing Facilities
North America	57
Europe, Middle East and Africa (EMEA)	47
Latin America	15
Asia Pacific	26

Total	145

Manufacturing Facilities by Reportable Segment and Other

Food Packaging:   We produce Food Packaging products in 36 manufacturing facilities, of which 13 are in North America, 9 in the EMEA region, 7 in Latin America, and 7 in the Asia-Pacific region.

Food Solutions:   We produce Food Solutions products in 41 manufacturing facilities, of which 14 are in North America, 15 in the EMEA region, 5 in Latin America, and 7 in the Asia-Pacific region.

Protective Packaging:   We produce Protective Packaging products in 73 manufacturing facilities, of which 32 are in North America, 23 in the EMEA region, 7 in Latin America, and 11 in the Asia-Pacific region.

Diversey:   We produce Diversey products in 27 manufacturing facilities, of which 7 are in North America, 11 in the EMEA region, 3 in Latin America, and 6 in the Asia-Pacific region.

Other Products:   We produce Other products in 26 manufacturing facilities, of which 10 are in North America, 12 in the EMEA region, 3 in Latin America, and 1 in the Asia-Pacific region.

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

Item 3.  Legal Proceedings

The information set forth in Part II, Item 8 of this Annual Report on Form 10-K in Note 17, “Commitments and Contingencies,” under the caption “Cryovac Transaction Commitments and Contingencies” is incorporated herein by reference.

At December 31, 2011, we were a party to, or otherwise involved in, several federal, state and foreign environmental proceedings and private environmental claims for the cleanup of “Superfund” sites under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and other sites. We may have potential liability for investigation and cleanup of some of these sites. It is our policy to accrue for environmental cleanup costs if it is probable that a liability has been incurred and if we can reasonably estimate an amount or range of costs associated with various alternative remediation strategies, without giving effect to any possible future insurance proceeds. As assessments and cleanups proceed, we review these liabilities periodically and adjust our reserves as additional information becomes available. At December 31, 2011, environmental related reserves were not material to our consolidated financial condition or results of operations. While it is often difficult to estimate potential liabilities and the future impact of environmental matters, based upon the information currently available to us and our experience in dealing with these matters, we believe that our potential future liability with respect to these sites is not material to our consolidated financial condition or results of operations.

We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial condition or results of operations.

Item 4.  Mine Safety Disclosures.

Not applicable

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange under the trading symbol SEE. The table below shows the quarterly high and low closing sales prices of our common stock and cash dividends per share for 2011 and 2010.

2011	High	Low	Dividends
First Quarter	$28.52	$25.15	$ 0.13
Second Quarter	26.90	21.89	0.13
Third Quarter	23.87	16.70	0.13
Fourth Quarter	18.72	15.61	0.13

2010	High	Low	Dividends
First Quarter	$22.02	$18.84	$ 0.12
Second Quarter	23.26	19.72	0.12
Third Quarter	22.96	19.49	0.13
Fourth Quarter	25.59	22.25	0.13

As of January 31, 2012, there were approximately 6,000 holders of record of our common stock.

Dividends

Our new Credit Facility and the Notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock.

The following table shows our total cash dividends paid each year since we initiated quarterly cash dividend payments in 2006.

	Total Cash Dividends Paid	Total Cash Dividends Paid per Common Share
	(In millions)
2006	$ 48.6	$ 0.30
2007	64.6	0.40
2008	76.4	0.48
2009	75.7	0.48
2010	79.7	0.50
2011	87.4	0.52

Total	$ 432.4

On February 16, 2012, our Board of Directors declared a quarterly cash dividend of $0.13 per common share payable on March 16, 2012 to stockholders of record at the close of business on March 2, 2012. The estimated amount of this dividend payment is $25 million based on 192 million shares of our common stock issued and outstanding as of January 31, 2012.

The dividend payments discussed above are recorded as reductions to cash and cash equivalents and retained earnings on our consolidated balance sheets. From time to time, we may consider other means of returning value to our stockholders based on our consolidated financial condition and results of operations. There is no guarantee that our Board of Directors will declare any further dividends.

Common Stock Performance Comparisons

The following graph shows, for the five years ended December 31, 2011, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2006 in our common stock. The graph compares this return (“SEE”) with that of comparable investments assumed to have been made on the same date in: (a) the Standard & Poor’s 500 Stock Index (“Composite S&P 500”); (b) a prior self-constructed peer group (“Peer Group 1”) and (c) an updated self-constructed peer group (“Peer Group 2”).

The prior Peer Group 1 includes us and the following other companies: Avery Dennison Corporation; Ball Corporation; Bemis Company, Inc.; Crown Holdings, Inc.; Greif, Inc.; MeadWestvaco Corporation; Owens-Illinois, Inc.; Packaging Corporation of America; Pactiv Corporation (for 2006 through 2009); Rock-Tenn Company; Rockwood Holdings Inc.; Silgan Holdings Inc.; Sonoco Products Co.; and Temple-Inland, Inc. Pactiv Corporation is included in Peer Group 1 only in the periods 2006 through 2009. Pactiv was acquired on November 16, 2010 and concurrently delisted as a public company.

In 2011, as a result of the acquisition of Diversey, we revised our peer group and designated it Peer Group 2, which replaced Peer Group 1 beginning January 1, 2012. We decided to utilize Peer Group 2 rather than Peer Group 1 because we believe that Peer Group 2 more closely represents public companies in packaging and chemical and related industries that are comparable to us based on sales, total assets, numbers of employees and market capitalization following the Diversey acquisition. Further, the Organization and Compensation Committee of our Board of Directors, or Compensation Committee, will use this peer group to benchmark executive compensation going forward.

The updated Peer Group 2 includes us and the following companies: Agrium Inc., Air Products & Chemicals, Inc.; Ashland Inc.; Avery Dennison Corporation; Ball Corporation; Bemis Company, Inc.; Celanese Corporation; Crown Holdings, Inc.; Eastman Chemical Company; Ecolab Inc.; Huntsman Corporation; MeadWestvaco Corporation; Monsanto Company; The Mosaic Company; Owens-Illinois, Inc.; PPG Industries, Inc.; Praxair, Inc.; The Sherwin-Williams Company; and Sonoco Products Co.

Total return for each assumed investment assumes the reinvestment of all dividends on December 31 of the year in which the dividends were paid.

5-Year Compound Annual Growth Rate

SEE: (-9.7%)

Composite S&P 500: (-0.2%)

Peer Group 1: (+4.5%)

Peer Group 2: (+5.4%)

Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended December 31, 2011, the average price paid per share and the maximum number of shares that may yet be purchased under our publicly announced plans or programs.

			Total Number of Share	Maximum Number of
	Total Number of	Average Price	Purchased As Part of	Shares that May Yet Be
	Shares Purchased	Paid	Publicly Announced	Purchased Under the
Period	(1)	Per Share	Plans or Programs	Plans or Programs
	(a)	(b)	(c)	(d)
Balance as of September 30, 2011	—	$—	—	15,546,142
October 1, 2011 through October 31, 2011	8,500	—	—	15,546,142
November 1, 2011 through November 30, 2011	8,000	—	—	15,546,142
December 1, 2011 through December 31, 2011	4,220	—	—	15,546,142

Total	20,720	$—	—	15,546,142

(1)	We did not purchase any shares during the quarter ended December 31, 2011 pursuant to our publicly announced program (described below). We did acquire shares by means of (a) shares withheld from awards under our 2005 contingent stock plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan and (b) shares reacquired pursuant to the forfeiture provision of our 2005 contingent stock plan. (See table below.) We report price calculations in column (b) in the table above only for shares purchased as part of our publicly announced program, when applicable, including commissions. For shares withheld for tax withholding obligations or other legally required charges, we withhold shares at a price equal to their fair market value. We do not make payments for shares reacquired by the Company pursuant to the forfeiture provision of the 2005 contingent stock plan as those shares are simply forfeited.

	Shares withheld for tax	Average withholding price	Forfeitures under 2005
Period	obligations and charges	for shares in column “a”	Contingent Stock Plan	Total
	(a)	(b)	(c)	(d)
October 2011	—	$—	8,500	8,500
November 2011	—	—	8,000	8,000
December 2011	3,420	18.46	800	4,220

Total	3,420	$18.46	17,300	20,720

On August 9, 2007, we announced that our Board of Directors had approved a share repurchase program authorizing us to repurchase in the aggregate up to 20 million shares of our issued and outstanding common stock (described further under the caption, “Repurchases of Capital Stock,” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7 of this Annual Report on Form 10-K). This program has no set expiration date. This program replaced our prior share repurchase program, which we terminated at that time.

Item 6.    Selected Financial Data

	Year Ended December 31,
	2011(1)	2010	2009	2008	2007
	(In millions, except per common share data)
Consolidated Statements of Operations Data(2):
Net sales	$5,640.9	$4,490.1	$4,242.8	$4,843.5	$4,651.2
Gross profit	1,641.2	1,252.8	1,218.5	1,236.6	1,301.1
Operating profit	447.4	535.0	492.3	396.5	549.3
Earnings before income tax provision	216.1	343.4	329.9	222.3	456.0
Net earnings	149.1	255.9	244.3	179.9	353.0
Basic and diluted net earnings per common share:
Basic	$0.89	$1.61	$1.54	$1.13	$2.19
Diluted	$0.80	$1.44	$1.35	$0.99	$1.88
Common stock dividends	$88.7	$80.9	$77.5	$76.4	$64.6
Consolidated Balance Sheets Data:
Cash and cash equivalents	$722.8	$675.6	$694.5	$128.9	$430.3
Intangible assets, net	2,103.2	78.0	58.4	64.2	70.4
Goodwill	4,220.5	1,945.9	1,948.7	1,938.1	1,969.7
Total assets	11,496.7	5,399.4	5,420.1	4,986.0	5,438.3
Settlement agreement and related accrued interest	831.2	787.9	746.8	707.8	670.9
Long-term debt, less current portion(3)	5,010.9	1,399.2	1,626.3	1,289.9	1,531.6
Total stockholders’ equity	2,952.4	2,401.6	2,200.3	1,925.6	2,025.5
Working capital	879.1	592.3	639.6	50.5	194.5
Consolidated Cash Flows Data:
Net cash provided by operating activities	$392.1	$483.1	$552.0	$404.4	$378.1
Net cash used in investing activities	(2,370.4)	(96.9)	(70.3)	(176.7)	(274.1)
Net cash provided by (used in) financing activities	2,023.6	(373.0)	90.3	(562.9)	(59.5)
Other Financial Data:
Depreciation and amortization(4)	$189.5	$154.7	$154.5	$155.0	$150.4
Share-based incentive compensation(4)	25.0	30.6	38.8	16.5	15.9
Capital expenditures	124.5	87.6	80.3	180.7	210.8

(1)	Includes the financial results of Diversey for the period beginning October 3, 2011 through December 31, 2011. The financial results included in this Form 10-K related to the acquisition accounting for the Diversey transaction are subject to change as the acquisition method of accounting is not yet finalized and dependent upon the finalization of management’s review of certain independent valuations and studies. See Note 3, “Acquisition of Diversey Holdings, Inc.,” for further information about the acquisition and related transactions and the acquisition method of accounting.

(2)	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the factors that contributed to our consolidated operating results for the three years ended December 31, 2011.

(3)	See Note 11, “Debt and Credit Facilities,” for a discussion of our outstanding debt and available lines of credit.

(4)	The depreciation and amortization amounts for 2007 and 2008 have been adjusted to exclude share-based incentive compensation expense to conform to the 2009 through 2011 presentation. Share-based incentive compensation expense is included in marketing, administrative and development expenses on our consolidated statements of operations for all periods.

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

Cautionary Notice Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition and results of operations. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, costs, plans and objectives are forward-looking statements. The SEC encourages companies to disclose forward-looking statements so that investors can better understand a company’s future prospects and make informed investment decisions. Some of our statements in this report, in documents incorporated by reference into this report and in our future oral and written statements may be forward-looking. These statements reflect our beliefs and expectations as to future events and trends affecting our business, our consolidated financial condition and results of operations. These forward-looking statements are based upon our current expectations concerning future events and discuss, among other things, anticipated future financial performance and future business plans. Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. Forward-looking statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will” and similar expressions. Examples of these forward-looking statements include projections regarding our financial performance such as those in the "Components of Change in Net Sales" and "Cost of Sales" sections of our MD&A.

The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: the implementation of our Settlement agreement regarding the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against the Company arising from a 1998 transaction with W. R. Grace & Co.; global economic conditions; credit ratings; changes in raw material pricing and availability; changes in energy costs; competitive conditions and contract terms; currency translation and devaluation effects, including in Venezuela; the success of our financial growth, profitability, cash generation and manufacturing strategies and our cost reduction and productivity efforts; the effects of animal and food-related health issues; pandemics; consumer preferences; environmental matters; regulatory actions and legal matters; successful integration and the other information referenced below under Item 1A, "Risk Factors." Except as required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Non-U.S. GAAP Information

In our MD&A, we present financial information in accordance with U.S. GAAP. In addition, we present financial information that does not conform to U.S. GAAP, which we refer to as non-U.S. GAAP, as our management believes it is useful to investors. In addition, non-U.S. GAAP measures are used by management to review and analyze our operating performance and, along with other data, as internal measures for setting annual budgets and forecasts, assessing financial performance, providing guidance and comparing our financial performance with our peers. The non-U.S. GAAP information has limitations as an analytical tool and should not be considered in isolation from or as a substitute for U.S. GAAP information. It does not purport to represent any similarly titled U.S. GAAP information and is not an indicator of our performance under U.S. GAAP. Further, non-U.S. GAAP financial measures that we present may not be comparable with similarly titled measures used by others. Investors are cautioned against placing undue reliance on these non-U.S. GAAP measures. Further, investors are urged to review and consider carefully the adjustments made by management to the most directly comparable U.S. GAAP financial measure to arrive at these non-U.S. GAAP financial measures.

Our management may assess our financial results, such as gross profit, operating profit and diluted net earnings per common share (“EPS”), both on a U.S. GAAP basis and on an adjusted non-U.S. GAAP basis. Examples of some other supplemental financial metrics our management will also use to assess our financial performance include Earnings before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”), Adjusted EBITDA, Adjusted EPS, Adjusted Cash EPS and Free Cash Flow. These non-U.S. GAAP financial measures provide management with additional means to understand and evaluate the core operating results and trends in our ongoing business by eliminating certain one-time expenses and/or gains (which may not occur in each period presented) and other items that management believes might otherwise make comparisons of our ongoing business with prior periods and peers more difficult, obscure trends in ongoing operations or reduce management’s ability to make useful forecasts. Our non-U.S. GAAP financial measures may also be considered in calculations of our performance measures set by the Organization and Compensation Committee of our Board of Directors for purposes of determining incentive compensation.

The non-U.S. GAAP financial metrics mentioned above exclude items we consider unusual or special items and also exclude their related tax effects. We evaluate the unusual or special items on an individual basis. Our evaluation of whether to exclude an unusual or special item for purposes of determining our non-U.S. GAAP financial measures considers both the quantitative and qualitative aspects of the item, including, among other things (i) its nature, (ii) whether or not it relates to our ongoing business operations, and (iii) whether or not we expect it to occur as part of our normal business on a regular basis.

Another non-U.S GAAP financial metric we present is our core income tax provision and/or core tax rate. Our core taxes are measures of our U.S. GAAP reported effective tax rate, which is adjusted for the same items applicable to our core taxes that are excluded from our adjusted net earnings and adjusted EPS metrics. We consider our core taxes as an indicator of the taxes on our core business. The tax situation and effective tax rate of a specific country where the excluded or special items occur will determine the impact (positive or negative) on our core taxes.

In our “Highlights of Financial Performance,” “Net Sales by Segment Reporting Structure,” “Net Sales by Geographic Region” and in some of the discussions and tables that follow, we exclude the impact of foreign currency translation when presenting net sales information, which we define as “constant dollar.” Changes in net sales excluding the impact of foreign currency translation are non-U.S. GAAP financial measures. As a worldwide business, it is important that we take into account the effects of foreign currency translation when we view our results and plan our strategies. Nonetheless, we cannot directly control changes in foreign currency exchange rates. Consequently, when our management looks at net sales to measure the performance of our business, we typically exclude the impact of foreign currency translation from net sales. We also may exclude the impact of foreign currency translation when making incentive compensation determinations. As a result, our management believes that these presentations may be useful to investors.

Overview

We are a global leader in food safety and security, facility hygiene and product protection. We serve an array of end markets including food and beverage processing, food service, retail, health care and industrial, commercial and consumer applications. We have widely recognized and inventive brands such as Bubble Wrap® brand cushioning, Cryovac® brand food packaging solutions and now, as a result of our acquisition of Diversey on October 3, 2011, Diversey® brand cleaning and hygiene solutions. We offer efficient and sustainable solutions that create business value for customers, enhance the quality of life for consumers and provide a cleaner and healthier environment for future generations.

At December 31, 2011, we employed approximately 8,200 sales, marketing and customer service personnel throughout the world who sell and market our products to and through a large number of distributors, fabricators, converters, e-commerce and mail order fulfillment firms, and contract packaging firms as well as directly to end-users such as food processors, foodservice businesses, supermarket retailers, lodging, retail pharmaceutical companies, health care facilities, medical device manufacturers, and other manufacturers. We have no material long-term contracts for the distribution of our products. In 2011, no customer or affiliated group of customers accounted for 10% or more of our consolidated net sales.

Historically, net sales in our food businesses have tended to be slightly lower in the first quarter and slightly higher towards the end of the third quarter through the fourth quarter, due to holiday events. Net sales in our Protective Packaging segment have also tended to be slightly lower in the first quarter and higher during the “back-to-school” season in the mid-third quarter and through the fourth quarter due to the holiday shopping season. The Diversey segment’s net sales trend slightly lower in the first quarter, while second quarter sales represent a modest seasonal peak due to the European-based lodging and food and beverage demand. On a consolidated basis, there is little seasonality in the business, with net sales slightly lower in the first quarter and slightly higher towards the end of the third quarter through the fourth quarter. Our consolidated net earnings typically trend directionally the same as our net sales seasonality.

However, other factors may outweigh the effects of seasonal changes in our net earnings results including, but not limited to, changes in raw materials and other costs, foreign exchange rates, interest rates, taxes and restructuring and the timing and amount of acquisition synergies and other non-recurring charges.

Competition for most of our packaging products is based primarily on packaging performance characteristics, service and price. Competition is also based upon innovations in packaging technology and, as a result, we maintain ongoing research and development programs to enable us to maintain technological leadership. Our Diversey solutions face a wide spectrum of competitors across each product category. Competition is both global and regional in scope and includes numerous small, local competitors with limited product portfolios and geographic reach. For more details, see “Competition” included in “Business,” of Item 1, Part I.

Our net sales are sensitive to developments in our customers’ business or market conditions, changes in the global economy, and the effects of foreign currency translation. Our costs can vary materially due to changes in input costs, including petrochemical-related costs (primarily resin costs), which are not within our control. Consequently, our management focuses on reducing those costs that we can control and using petrochemical-based and other raw materials as efficiently as possible. We also believe that our global presence helps to insulate us from localized changes in business conditions.

We manage our businesses to generate substantial operating cash flow. We believe that our operating cash flow will permit us to continue to spend on innovative research and development and to invest in our business by means of capital expenditures for property and equipment and acquisitions. Moreover, we expect that our ability to generate substantial operating cash flow should provide us with the flexibility to repay debt and to return capital to our stockholders.

Significant 2011 Events

Acquisition of Diversey

On October 3, 2011, we completed the acquisition of Diversey. The financial results presented in this MD&A include the financial results of Diversey for the period beginning October 3, 2011 through December 31, 2011. See Note 1, “Organization and Nature of Operations,” and Note 3, “Acquisition of Diversey Holdings, Inc.,” for further details.

Quarterly Cash Dividends

We declared and paid quarterly cash dividends of $0.13 per common share on March 18, 2011 to stockholders of record at the close of business on March 4, 2011, on June 17, 2011 to stockholders of record at the close of business on June 3, 2011, on September 16, 2011 to stockholders of record at the close of business on September 2, 2011 and on December 16, 2011 to stockholders of record at the close of business on December 2, 2011. We used available cash totaling $87 million to pay these quarterly cash dividends.

On February 16, 2012, our Board of Directors declared a quarterly cash dividend of $0.13 per common share payable on March 16, 2012 to stockholders of record at the close of business on March 2, 2012. The estimated amount of this dividend payment is $25 million based on 192 million shares of our common stock issued and outstanding as of January 31, 2012.

2012 Outlook

Our 2012 Adjusted EPS is anticipated to be in the range of $1.50 per share to $1.60 per share.

Our Adjusted EPS range reflects the following assumptions:

•	net sales in the range of $8.2 billion to $8.3 billion, which includes an assumption of a full year unfavorable impact from foreign currency translation;

•	cost of sales as a percent of net sales of 65%, which includes $20 million of synergies (see “2011 – 2014 Integration and Optimization Program” below);

•	marketing, administrative and development expense in the range of 24% to 25% of net sales, which includes $30 million of synergies (see “2011 – 2014 Integration and Optimization Program” below);

•	depreciation and amortization expense of $320 million, which includes $135 million of amortization of acquired intangible assets;

•	amortization expense of non-cash, share-based compensation of $25 million;

•	interest expense of $380 million;

•	core tax rate of 30%; and

•	weighted average diluted common shares of 211 million.

Additionally, we anticipate capital expenditures to be in the range of $180 million to $190 million, which includes capital expenditures associated with the 2011-2014 Integration and Optimization Program. See “Restructuring Activities” below.

Our adjusted EPS outlook excludes the payment of the Settlement agreement, as the exact timing of the settlement is unknown. Final payment of the Settlement agreement is expected to be accretive to EPS by approximately $0.13 annually following the payment date under the assumption of using a substantial portion of cash on hand for the payment and ceasing to accrue interest on the Settlement agreement amount. Additionally, our outlook excludes any non-operating gains or losses that may be recognized in 2012 due to currency fluctuations in Venezuela.

Highlights of Financial Performance

Below are the highlights of our financial performance for the three years ended December 31, 2011.

	2011	2010	2009	2011 vs. 2010 % Change	2010 vs. 2009 % Change
Net sales	$5,640.9	$4,490.1	$4,242.8	26%	6%

Gross profit	$1,641.2	$1,252.8	$1,218.5	31%	3%
As a % of net sales	29.1%	27.9%	28.7%
Marketing, administrative and development expenses(1)	1,034.9	699.0	707.5	48	(1)
As a % of net sales	18.3%	15.6%	16.7%
Amortization expense of intangible assets acquired	41.3	11.2	11.7	#	(4)
Costs related to the acquisition of Diversey	64.8	—	—	#	—
Restructuring and other charges	52.8	7.6	7.0	#	9

Operating profit	$447.4	$535.0	$492.3	(16)%	9%

As a % of total net sales	7.9%	11.9%	11.6%
Interest expense	(217.1)	(161.6)	(154.9)	34%	4%
Other expense, net	(13.9)	(2.9)	(0.1)	#	#
Net earnings available to common stockholders	$149.1	$255.9	$244.3	(42)%	5%

Net earnings available to common stockholders-diluted	$148.3	$254.4	$246.9	(42)%	3%

Net earnings per common share:
Basic	$0.89	$1.61	$1.54	(45)%	4%

Diluted	$0.80	$1.44	$1.35	(44)%	7%

Weighted average number of common shares outstanding:
Basic	167.0	158.3	157.2	5%	1%

Diluted	185.4	176.7	182.6	5%	(3)%

Non-U.S. GAAP adjusted diluted net earnings per common share	$1.31	$1.60	$1.44	(18)%	11%

#	Denotes a variance greater than or equal to 100%, or not meaningful.
(1)	The marketing, administrative and development expenses for 2009 and 2010 have been adjusted to exclude amortization expense of intangible assets acquired to conform to the 2011 presentation.

Diluted Net Earnings per Common Share

The following table presents a reconciliation of our U.S. GAAP EPS to non-U.S. GAAP adjusted EPS.

	Year Ended December 31,
	2011		2010		2009

	Net Earnings	EPS	Net Earnings	EPS	Net Earnings	EPS
U.S. GAAP net earnings and EPS available to common stockholders-diluted	$148.3	$0.80	$254.4	$1.44	$246.9	$1.35
Items excluded from the calculation of adjusted net earnings available to common stockholders and adjusted EPS, net of taxes when applicable(1):
Special items:
Add: Costs related to the acquisition of Diversey	46.0	0.24	-	-	-	-
Add: Integration and optimization program restructuring charges	34.3	0.19	-	-	-	-
Add: Additional cost of sales for the step-up in inventories	8.6	0.05	-	-	-	-
Add: Legacy Diversey non-recurring charges	9.0	0.05	-	-	-	-
Add: Loss on debt redemption	-	-	24.3	0.14	2.1	0.01
Add: Global manufacturing strategy charges	-	-	5.1	0.03	11.4	0.07
Add: European manufacturing facility closure charges	0.2	-	4.8	0.03	-	-
Less: Gain on sale of facility	(3.2)	(0.02)	-	-	-	-
Less: Gain on sale of available-for-sale securities, net of impairment	-	-	(3.7)	(0.02)	2.5	0.01
Add / (less): Foreign currency exchange losses (gains) related to Venezuelan subsidiaries	0.2	-	(3.6)	(0.02)	-	-

Non-U.S. GAAP adjusted net earnings and EPS	$243.4	$1.31	$281.3	$1.60	$262.9	$1.44

(1)	The income tax effect on the special items included in the table above is detailed in the table below.

Tax Effect on Special Items
	Year Ended December 31,
	2011	2010	2009
Costs related to the acquisition of Diversey	$18.8	$-	$-
Integration and optimization program restructuring charges	18.6	-	-
Additional cost of sales for the step-up in inventories	3.0	-	-
Legacy Diversey non-recurring charges	3.6	-	-
Loss on debt redemption	-	14.2	1.3
Global manufacturing strategy charges	-	2.3	5.3
European manufacturing facility closure charges	0.1	2.1	-
Gain on sale of facility	(0.7)	-	-
Gain on sale of available-for-sale securities, net of impairment	-	(2.2)	1.5
Foreign currency exchange losses/gains related to Venezuelan subsidiaries	0.1	(1.9)	-

See Note 19, “Net Earnings Per Common Share,” for details on the calculation of our U.S. GAAP basic and diluted EPS.

The discussions that follow provide further details about the material factors that contributed to the changes in our EPS for the three years ended December 31, 2011.

  Net Sales by Segment Reporting Structure

The following table presents net sales by our segment reporting structure:

	2011	2010	2009	2011 vs. 2010 % Change	2010 vs. 2009 % Change
Net sales:
Food Packaging	$2,053.2	$1,923.6	$1,839.8	7%	5%
As a % of total net sales	36%	43%	43%
Food Solutions	1,015.4	934.9	891.7	9	5
As a % of total net sales	18%	21%	21%
Protective Packaging	1,409.5	1,299.4	1,192.9	8	9
As a % of total net sales	25%	29%	28%
Diversey	795.9	—	—	#	#
As a % of total net sales	14%	—%	—%
Other	366.9	332.2	318.4	10	4
As a % of total net sales	7%	7%	8%

Total	$5,640.9	$4,490.1	$4,242.8	26%	6%

#	Denotes a variance greater than or equal to 100%, or not meaningful.

Net Sales by Geographic Region

The following table presents our net sales by geographic region:

	2011	2010	2009	2011 vs. 2010 % Change	2010 vs. 2009 % Change
Net sales:
U.S.	$2,305.2	$2,081.6	$1,969.1	11%	6%
As a % of total net sales	41%	46%	46%
International	3,335.7	2,408.5	2,273.7	39	6
As a % of total net sales	59%	54%	54%

Total net sales	$5,640.9	$4,490.1	$4,242.8	26%	6%

By geographic region, the components of the increase in net sales for 2011 compared with 2010 were as follows:

2011 compared with 2010

	U.S.		International		Total Company
Volume — Units	$17.4	1%	$59.5	3%	$76.9	2%
Volume — Acquired businesses, net of dispositions	115.0	6	682.3	28	797.3	18
Product price/mix	91.1	4	30.7	1	121.8	3
Foreign currency translation	—	—	154.8	7	154.8	3

Total	$223.5	11%	$927.3	39%	$1,150.8	26%

By geographic region, the components of the increase in net sales for 2010 compared with 2009 were as follows:

2010 compared with 2009

	U.S.		International		Total Company
Volume — Units	$116.4	6%	$99.3	4%	$215.7	5%
Volume — Acquired businesses, net of dispositions	(1.8)	—	(1.8)	—	(3.6)	—
Product price/mix	(2.0)	—	(32.7)	(1)	(34.7)	(1)
Foreign currency translation	—	—	69.9	3	69.9	2

Total	$112.6	6%	$134.7	6%	$247.3	6%

Foreign Currency Translation Impact on Net Sales

As shown above, 59% of our consolidated net sales in 2011 were generated outside the U.S. Since we are a U.S. domiciled company, we translate our foreign currency-denominated net sales into U.S. dollars. Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our net sales from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact. The most significant currencies that contributed to the translation of our net sales and our other consolidated financial results in 2011 were the euro, the Australian dollar, the Brazilian real, the Canadian dollar, the British pound and the Mexican peso.

We experienced a favorable impact from the translation of our foreign currency-denominated net sales of $155 million in 2011 compared with 2010. Approximately $152 million of this favorable impact was experienced in the first nine months of 2011 as the U.S. dollar began to strengthen against most of the significant currencies that contribute to our net sales and other consolidated financial results in the fourth quarter of 2011.

In 2010, we experienced a favorable foreign currency translation impact on net sales of $70 million compared with 2009 due to the strengthening of most foreign currencies against the U.S. dollar.

Components of Change in Net Sales

The following tables present the components of change in net sales by our segment reporting structure for 2011 compared with 2010 and 2010 compared with 2009. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods.

2011 Compared with 2010	Food Packaging		Food Solutions		Protective Packaging		Diversey		Other		Total Company
Volume — Units	$8.9	1%	$(1.2)	—	$50.1	4%	$—	—%	$19.1	6%	$76.9	2%
Volume — Acquired businesses, net of (dispositions)	0.4	—	—	—	1.0	—	795.9	—	—	—	797.3	18
Product price/mix(1)	58.6	3	38.1	4	21.3	2	—		3.8	1	121.8	3
Foreign currency translation	61.7	3	43.6	5	37.7	3	—	—	11.8	4	154.8	3

Total change (U.S. GAAP)	$129.6	7%	$80.5	9%	$110.1	9%	$795.9	—%	$34.7	11%	$1,150.8	26%

Impact of foreign currency translation	$(61.7)	(3)%	$(43.6)	(5)%	$(37.7)	(3)%	$—	—%	$(11.8)	(4)%	$(154.8)	(4)%

Total constant dollar change (Non-U.S. GAAP)	$67.9	4%	$36.9	4%	$72.4	6%	$795.9	—%	$22.9	7%	$996.0	22%

2010 Compared with 2009	Food Packaging		Food Solutions		Protective Packaging		Other		Total Company
Volume — Units	$64.1	4%	$25.5	3%	$107.5	9%	$18.6	6%	$215.7	5%
Volume — Acquired businesses, net of (dispositions)	—	—	—	—	(1.8)	—	(1.8)	(1)	(3.6)	—
Product price/mix(1)	(30.2)	(2)	4.9	1	(9.9)	(1)	0.5	—	(34.7)	(1)
Foreign currency translation	49.9	3	12.8	1	10.7	1	(3.5)	(1)	69.9	2

Total change (U.S. GAAP)	$83.8	5%	$43.2	5%	$106.5	9%	$13.8	4%	$247.3	6%

Impact of foreign currency translation	$(49.9)	(3)%	$(12.8)	(1)%	$(10.7)	(1)%	$3.5	1%	$(69.9)	(2)%

Total constant dollar change (Non-U.S. GAAP)	$33.9	2%	$30.4	4%	$95.8	8%	$17.3	5%	$177.4	4%

(1)	Our product price/mix reported above includes the net impact of our pricing actions and rebates as well as the period-to-period change in the mix of products sold. Also included in our reported product price/mix is the net effect of some of our customers purchasing our products in non-U.S. dollar or euro denominated countries at selling prices denominated in U.S. dollars or euros. This primarily arises when we export products from the U.S. and euro-zone countries. The impact to our reported product price/mix of these purchases in other countries at selling prices denominated in U.S. dollars or euros was not material for 2011 compared with 2010 and approximately $17 million unfavorable for 2010 compared with 2009. In 2010, this effect was most pronounced in our Food Packaging segment, in part due to the volatility in Venezuelan exchange rates.

The following net sales discussion is on a constant dollar basis.

  Food Packaging Segment Net Sales

2011 compared with 2010

The $68 million, or 4%, constant dollar increase in 2011 compared with 2010 was primarily due to:

•

favorable product price/mix in the U.S. of $48 million, or 5%, from the benefits of pricing actions that were implemented to offset rising raw materials costs, as well as formula contract price adjustments;

•

higher unit volumes in the U.S. of $14 million, or 2%, mostly due to new business gains and, to a lesser extent, a slight increase in some of our customers’ animal production rates resulting in higher sales of some of our packaging formats. These factors primarily affected the first nine months of 2011; and

•

higher unit volumes in Europe of $11 million, or 3%, mostly due to the expansion of our growth programs, higher equipment demand from new and existing customers and continued acceleration of our presence in developing countries in central Europe and the Middle East, most of which was experienced in the first nine months of 2011.

These favorable drivers were partially offset by lower unit volumes in Canada of $14 million, or 18%, primarily due to a customer loss. This customer loss is not considered material to our consolidated net sales.

2010 compared with 2009

The $34 million, or 2%, constant dollar increase in net sales in 2010 compared with 2009 was primarily due to:

•

higher unit volumes in North America of $36 million, or 4%, and in the Latin American region of $22 million, or 8%, mostly due to an increase in our customers’ beef production rates, resulting in higher demand for most of our packaging formats;

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

Food Solutions Segment Net Sales

2011 compared with 2010

The $37 million, or 4%, constant dollar increase in net sales in 2011 compared with 2010 was primarily due to:

•

favorable product price/mix in the U.S. of $25 million, or 7%, and Europe of $10 million, or 3%, both from the benefits of pricing actions that were implemented to offset rising raw materials costs and formula price adjustments;

•	higher unit volumes in Australia of $9 million, or 7%, primarily due to higher demand for our fresh dairy packaging products, which occurred primarily in the first half of 2011; and

•

higher unit volumes in Europe of $8 million, or 3%, mostly due to higher sales of our case-ready, ready meal and vertical pouch packaging products and, to a lesser extent, higher equipment demand from new and existing customers.

These favorable drivers were partially offset by lower unit volumes in the U.S. of $25 million, or 7%, resulting from a change in our case-ready format by a major retailer in mid-2010. A portion of this lost unit volume is now being supplied to the major retailer in another format by our Food Packaging segment. The remainder of the lost unit volume was not material to our consolidated net sales.

2010 compared with 2009

The $30 million, or 4%, constant dollar increase in net sales in 2010 compared with 2009 was primarily due to:

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

Protective Packaging Segment Net Sales

2011 compared with 2010

The $72 million, or 6%, constant dollar increase in 2011 compared with 2010 was primarily due to higher unit volumes in the U.S. of $29 million, or 4%, in Asia of $13 million, or 11%, and in Europe of $6 million, or 2%. These unit volume increases were predominantly due to higher year-over-year industrial production rates in those regions, which in turn favorably affected the sales of our protective packaging products to existing customers in the order fulfillment space and our inflatable materials and equipment systems to new and existing customers in the e-commerce space. We also experienced favorable product price/mix in the U.S. of $12 million, or 2%, and in Europe of $10 million, or 3%, due to the benefits of pricing actions that were implemented to offset rising raw materials costs.

2010 compared with 2009

The $96 million, or 8%, constant dollar increase in net sales in 2010 compared with 2009 was primarily the result of higher unit volumes in North America of $60 million, or 9%, in Europe of $24 million, or 7%, and in the Asia Pacific region of $17 million, or 13%. These increases were principally attributable to improving economic conditions in these regions, which were consistent with manufacturing output and export and shipping trends. Also contributing to the higher unit volumes, to a lesser extent, was strength in fulfillment and e-commerce applications.

Diversey Segment Net Sales

Reported net sales were $796 million in the fourth quarter of 2011 and are included in the year over year comparison as volume — acquired businesses, net of (dispositions).

Other Net Sales

2011 compared to 2010

The $23 million, or 7%, constant dollar increase in net sales in 2011 compared with 2010 was primarily due to higher unit volumes in Europe of $10 million, or 6%, primarily in our Specialty Materials business, which was attributable to higher demand for our products from the construction sector. Also contributing to this increase was higher unit volumes in our Medical Applications business in Asia of $6 million, or 28%, since we received Chinese government approval to import, distribute and sell a reformulated medical film late in the third quarter of 2010.

2010 compared to 2009

The $17 million, or 5%, constant dollar increase in 2010 compared with 2009 was primarily attributed to higher unit volumes in North America of $12 million, or 11%, and in Europe of $16 million, or 11%. These increases were primarily attributable to higher unit volumes for some of our Specialty Materials products, which were principally the result of improving economic conditions in these regions, consistent with manufacturing output and export and shipping trends. Partially offsetting these factors was lower unit volumes in our Medical Applications business in Asia of $13 million, or 38%, primarily due to the impact of an April 2010 licensing expiration in China. Late in the third quarter of 2010, our license was renewed.

Cost of Sales

Our primary input costs include raw materials such as polyolefin and other petrochemical-based resins and films, caustic soda, solvents, waxes, phosphates, surfactants, chelates, fragrances and paper and wood pulp products. These raw materials represent approximately one third of our cost of sales. Our other cost of sales inputs include direct and indirect labor, other raw materials and other input costs, including energy-related costs and transportation costs. The costs for our raw materials are impacted by the rise and fall in crude oil and natural gas prices, since they serve as feedstocks utilized in the production of our raw materials. The prices for these feedstocks have been particularly volatile in recent years as a result of changes in global demand. In addition, supply and demand imbalances of intermediate compounds such as benzene and supplier facility outages have impacted resin costs. Although changes in the prices of crude oil and natural gas are indicative of the variations in certain raw materials and energy-related costs, they are not perfect benchmarks. We continue to monitor changes in raw material and energy-related costs as they occur and take pricing actions as appropriate to lessen the impact of cost increases when they occur.

In this cost of sales section and in the marketing, administrative and development expenses section below, when we refer to “variable incentive compensation” we are referring to our annual U.S. profit sharing contribution (in both sections) and our annual cash incentive compensation (in the marketing, administrative and development expenses section). Variable incentive compensation does not include our share-based incentive compensation programs. Details about our share-based incentive compensation programs are included in Note 18, “Stockholders’ Equity.”

Cost of sales for the three years ended December 31, 2011 was as follows:

	2011	2010	2009	2011 vs. 2010 % Change	2010 vs. 2009 % Change
Cost of sales	$3,999.7	$3,237.3	$3,024.3	24%	7%
As a % of net sales	71%	72%	71%

2011 compared with 2010

The $762 million increase in cost of sales in 2011 compared with 2010 was primarily due to:

•	a $472 million incremental impact of Diversey’s cost of sales included in our results in the fourth quarter of 2011;

•	higher raw materials costs of $125 million attributable to the increased average cost per pound of resin in 2011;

•	an unfavorable impact of foreign currency translation of $115 million; and

•	higher transportation and energy-related costs of $20 million.

2010 compared with 2009

The $213 million increase in cost of sales in 2010 compared with 2009 was primarily due to:

•	higher average petrochemical-based raw material expenditures due to additional consumption from the 5% increase in sales volume in 2010;

•	higher raw materials costs of approximately $130 million attributable to the increased average cost per pound of resin in 2010;

•	higher other input costs, including transportation and energy-related costs of $30 million in 2010; and

•	the unfavorable impact of foreign currency translation of $53 million in 2010.

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

Marketing, Administrative and Development Expenses

Marketing, administrative and development expenses for the three years ended December 31, 2011 is included in the table below. The amounts for 2010 and 2009 have been reclassified to conform to the 2011 presentation of these expenses as we now present the amortization of intangible assets acquired as a separate line item on our consolidated statements of operations.

	2011	2010	2009	2011 vs. 2010 % Change	2010 vs. 2009 % Change
Marketing, administrative and development expenses	$1,034.9	$699.0	$707.5	48%	(1)%
As a % of net sales	18%	16%	17%

2011 compared with 2010

The $336 million increase in marketing, administrative and development expenses in 2011 compared with 2010 was primarily due to:

•	a $296 million incremental impact of Diversey’s marketing, administrative and development expenses included in our results in the fourth quarter of 2011;

•	an unfavorable impact of foreign currency translation of $21 million;

•	an increase in selling and marketing expenses of $15 million to support our sales growth; and

•	higher development expenses of $3 million due to additional headcount and increase in project spending to support strategic growth programs.

These factors were partially offset by a decrease in share-based compensation of $6 million primarily because we did not achieve some of our 2011 financial performance goals.

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

	2010	2009	2010 vs. 2009 Change
Annual cash incentive compensation	$18.0	$35.0	$(17.0)
Annual U.S. profit sharing contribution(1)	18.0	29.0	(11.0)
Share-based incentive compensation	30.6	38.8	(8.2)

Total	$66.6	$102.8	$(36.2)

(1)	Approximately $10 million in 2010 and $16 million in 2009 of our U.S. profit sharing contribution expense is included in cost of sales.

Amortization Expense of Intangible Assets Acquired

Amortization expense of intangible assets acquired for the three years ended December 31, 2011 were as follows:

	2011	2010	2009
Amortization expense of intangible assets acquired	$41.3	$11.2	$11.7

The increase in 2011 compared with 2010 was due to the amortization of the intangible assets acquired in connection with the acquisition of Diversey in the fourth quarter of 2011.

Costs Related to the Acquisition of Diversey

We recorded $65 million of transaction and integration costs directly related to the acquisition of Diversey in 2011. The transaction related costs were $55 million and primarily consist of financing commitment, legal, regulatory and appraisal fees. The remainder of the costs in both periods were integration costs primarily consisting of consulting fees. As discussed above, we have excluded these costs from our adjusted EPS calculations in 2011. See Note 3, “Acquisition of Diversey Holdings, Inc.,” for further discussion of the acquisition.

Restructuring Activities

  2011-2014 Integration and Optimization Program

As part of our previously announced integration of Diversey, we are undertaking a number of actions to integrate and realign our organization, further improve operating efficiencies and lower our overall cost structure to maximize cost synergies and better meet customers’ needs. This program primarily consists of (i) a reduction in headcount, (ii) the consolidation of facilities, and (iii) the consolidation and streamlining of certain customer and vendor contracts and relationships.

We have extended our program through 2014 and have increased our annual cost synergy run rate benefit target by the end of 2014 to a range of $110 million to $115 million. This compares to our initial annual cost synergy estimate of $50 million in 2013. We expect to achieve the estimated cost synergy benefits as follows:

•	2012: $50 million;
•	2013: incremental $50 million, to achieve annual savings of $100 million in 2013; and
•	2014: incremental $10 million to $15 million, to achieve annual savings of $110 million to $115 million in 2014.

We expect to achieve these synergies through the elimination of duplicative roles, the consolidation of our business units into three primary business units in 2012, supply chain network optimization, which includes the closure or consolidation of several small facilities to streamline our operations, and the benefits of scale in procurement, logistics and warehousing, as well as in information systems and other shared services. We anticipate these cost savings to be realized equally within cost of sales and in marketing, administrative and development expenses.

We currently anticipate the total associated costs and restructuring charges related to this program to be $165 million to $185 million. We expect to incur the majority of these costs in 2012.

In the fourth quarter of 2011, we incurred a pre-tax restructuring charge of $53 million, or $0.18 on an earnings per share basis. This charge was primarily for termination and benefits costs, of which $29 million was paid in the quarter. This restructuring charge includes $38 million related to stock appreciation rights, (“SARs”) that were granted as part of the consideration for the acquisition of Diversey. See Note 3, “Acquisition of Diversey Holdings, Inc.,” for further discussion.

Additionally, we anticipate capital expenditures of $40 million to $50 million through 2014 related to the program and expect to spend $20 million in 2012. The actual timing of future costs is subject to change due to a variety of factors that may cause a portion of the spending and benefits to occur later than we now expect. Additionally, changes in foreign currency exchange translation may impact future costs and benefits.

See Note 9, “Restructuring Activities,” for further discussion of this program.

Revenue Synergies

We continue to anticipate $70 million of revenue synergies by the end of 2013, largely from expanding our access and presence within our food and beverage processing customers’ businesses and broadening our reach in developing regions. In the fourth quarter of 2011, we began to secure new accounts and are currently in the process of closing additional opportunities with customers.

European Principal Company

In May 2011, before the acquisition of Diversey, Diversey approved, subject to successful works council consultations, plans to reorganize its European operations to function under a centralized management and supply chain model. After completing the reorganization in 2012, the European Principal Company ("EPC"), based in the Netherlands, is expected to centrally manage Diversey’s European operations. The European subsidiaries will execute sales and distribution locally, and local production companies will act as toll manufacturers on behalf of the EPC.

As part of the planning for this reorganization, in the fourth quarter of 2011, we recognized associated costs of $4 million, which are included in marketing, administrative and development expenses in the consolidated statements of operations and restructuring charges related to termination benefits of $1 million.

We anticipate benefits from this reorganization to come from lower overhead costs from a centralized management and supply chain model as well as tax savings. We anticipate additional associated and/or restructuring costs in 2012 and net benefits to begin in 2013. The amount and timing of costs and benefits is subject to change due to a variety of factors such as the overall profitability of our European business, administrative efficiency, and foreign currency exchange translation.

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

			Cumulative Through December 31,
	Year Ended December 31,
	2010	2009	2010
Capital expenditures	$3.3	$20.0	$156.0
Associated costs	3.8	9.8	36.2
Restructuring and other charges	4.4	6.5	42.7

We estimate that we realized approximately $25 million in benefits in 2008, which increased to $45 million in 2009, and increased further to $55 million in 2010. These benefits are primarily realized in cost of sales.

European Facility Closure

In December 2010, we informed affected employees that we would be closing a small shrink packaging factory in Europe. We took this action based on our review of operating costs and technology levels in an effort to simplify our plant network and improve our operating efficiency. We recorded nominal associated costs and restructuring and other charges in 2011 and $7 million in 2010. We do not expect to record any material remaining costs associated with this closure.

The associated costs and restructuring and other charges related to the actions described above are considered special items and are excluded from our non-U.S. GAAP EPS calculations. See “Diluted Net Earnings Per Common Share” above for further details.

See Note 9, “Restructuring Activities,” for additional information on our recent restructuring activities.

Operating Profit

Management evaluates the performance of each reportable segment based on its operating profit. Operating profit by our segment reporting structure for the three years ended December 31, 2011 was as follows:

	2011	2010	2009	2011 vs. 2010 % Change	2010 vs. 2009 % Change
Food Packaging	$276.5	$262.7	$251.7	5%	4%
As a % of Food Packaging net sales	13.5%	13.7%	13.7%
Food Solutions	101.5	99.2	85.7	2	16
As a % of Food Solutions net sales	10.0%	10.6%	9.6%
Protective Packaging	183.8	169.5	150.0	8	13
As a % of Protective Packaging net sales	13.0%	13.0%	12.6%
Diversey	(2.9)	—	—	#	—
As a % of Diversey net sales	(0.4)%	#	#
Other	6.1	11.2	11.9	(46)	(6)
As a % of Other net sales	1.7%	3.4%	3.7%

Total segments and other	565.0	542.6	499.3	4	9
As a % of net sales	10.0%	12.1%	11.8%
Costs related to the acquisition of Diversey	64.8	—	—	#	—
Restructuring and other charges(1)	52.8	7.6	7.0	#	9

Total operating profit	$447.4	$535.0	$492.3	(16)%	9%

As a % of net sales	7.9%	11.9%	11.6%

#	Denotes a variance greater than or equal to 100%, or not meaningful.

(1)	Restructuring and other charges by our segment reporting structure were as follows:

	2011	2010	2009
Food Packaging	$—	$3.7	$6.0
Food Solutions	—	—	1.0
Protective Packaging	(0.4)	3.8	(0.1)
Diversey	53.2	—	—
Other	—	0.1	0.1

Total	$52.8	$7.6	$7.0

See “Restructuring Activities” above for further discussion of restructuring activities.

Food Packaging Segment Operating Profit

2011 compared with 2010

The increase in operating profit in 2011 compared with 2010 was primarily due to the net favorable impacts of the changes in net sales mentioned above, which was partially offset by higher raw materials costs, which we estimate to be $60 million higher in 2011 compared with 2010.

2010 compared with 2009

The increase in operating profit in 2010 compared with 2009 was primarily due to the favorable impact of the increase in unit volumes mentioned above. Also contributing to this segment’s increase in operating profit were lower marketing, administrative and development expenses as a percentage of net sales, which include the impact of lower variable incentive compensation expenses mentioned above. These factors were partially offset by higher raw materials costs of approximately $51 million.

Expenses in this segment related to the implementation of GMS were $3 million in 2010 compared with $8 million in 2009.

Food Solutions Segment Operating Profit

2011 compared with 2010

The increase in operating profit in 2011 compared with 2010 was primarily due to the net favorable impacts of the changes in net sales mentioned above. These factors were partially offset by higher raw materials costs, which we estimate to be $25 million higher in 2011 compared with 2010.

2010 compared with 2009

The increase in operating profit in 2010 compared with 2009 was primarily due to the favorable impacts of the increase in unit volumes and product price/mix, both mentioned above. Also contributing to this segment’s increase in operating profit were lower marketing, administrative and development expenses as a percentage of net sales, which include the impact of lower variable incentive compensation expenses mentioned above. These factors were partially offset by higher raw materials costs of approximately $30 million.

Protective Packaging Segment Operating Profit

2011 compared with 2010

The increase in operating profit in 2011 compared with the same periods in 2010 was primarily due to the net favorable impacts of the changes in net sales mentioned above. These factors were partially offset by higher raw materials costs, which we estimate to be $32 million higher in 2011 compared with 2010.

2010 compared with 2009

The increase in operating profit in 2010 compared with 2009 was primarily due to the favorable impact of the increase in unit volumes mentioned above. Also contributing to this segment’s increase in operating profit were lower marketing, administrative and development expenses as a percentage of net sales, which include the impact of lower variable incentive compensation expenses mentioned above. These factors were partially offset by higher raw materials costs of approximately $35 million. Expenses included in this segment’s operating profit related to the closure of a small factory in Europe were $3 million in 2010.

Diversey Segment Operating Loss

Our Diversey segment reported a $3 million operating loss in 2011. This loss reflects the results of Diversey from October 3, 2011 through December 31, 2011.

In addition to the incremental results of Diversey mentioned above, the segment’s operating loss in 2011 reflected the following items:

•	$31 million of amortization of acquired intangibles;

•	$12 million of additional cost of sales related to the step-up in inventories in connection with the acquisition accounting; and

•

$12 million of legacy Diversey non-recurring charges related to prior restructuring programs, including $4 million of associated costs related to the EPC and $4 million of associated costs related to a prior legacy Diversey program to realign certain accounting functions as well as cease manufacturing at its primary U.S. manufacturing facility.

Other Operating Profit

2011 compared with 2010

The decline in operating profit in 2011 compared with 2010 was primarily due to higher raw materials costs, which we estimate to be $8 million higher compared with 2010. Also contributing to the decline in operating profit were incremental expenses related to our new ventures. These factors were partially offset by the net favorable impacts of the increases in unit volumes mentioned above.

2010 compared with 2009

The decline in operating profit in 2010 compared with 2009 was primarily due to higher average petrochemical-based raw material expenditures of approximately $14 million. Also contributing to the decline in operating profit were incremental expenses related to our new ventures. These factors were partially offset by the favorable impact of the increase in unit volumes mentioned above.

Interest Expense

Interest expense includes the stated interest rate on our outstanding debt, as well as the net impact of capitalized interest, the effects of interest rate swaps and the amortization of capitalized senior debt issuance costs, bond discounts, and terminated treasury locks.

Interest expense for the three years ended December 31, 2011 was as follows:

	2011	2010	2009	2011 vs. 2010 Change	2010 vs. 2009 Change
Interest expense on the amount payable for the Settlement agreement	$43.3	$41.1	$39.0	$2.2	$2.1
Interest expense on our various debt instruments:
3% Convertible Senior Notes redeemed July 2009	—	—	8.0	—	(8.0)
6.95% Senior Notes matured May 2009	—	—	3.6	—	(3.6)
5.625% Senior Notes due July 2013	20.7	21.9	21.9	(1.2)	—
12% Senior Notes due February 2014(1)	14.7	30.0	30.9	(15.3)	(0.9)
Term Loan A due October 2016(2)	10.9	—	—	10.9	—
7.875% Senior Notes due June 2017	33.1	33.0	17.6	0.1	15.4
Term Loan B due October 2018(2)	17.5	—	—	17.5	—
8.125% Senior Notes due September 2019(2)	15.1	—	—	15.1	—
8.375% Senior Notes due September 2021(2)	15.4	—	—	15.4	—
6.875% Senior Notes due July 2033	30.9	30.9	30.9	—	—
Credit Facility(2)	1.3	—	—	1.3	—
Other interest expense	18.4	8.4	9.7	10.0	(1.3)
Less: capitalized interest	(4.2)	(3.7)	(6.7)	(0.5)	3.0

Total	$217.1	$161.6	$154.9	$55.5	$6.7

(1)	We redeemed $150 million of these notes in December 2010. See “Loss on Debt Redemption” below.
(2)	In connection with the acquisition of Diversey on October 3, 2011, we entered into the Credit Facility consisting of: (a) a $1.1 billion multicurrency Term Loan A Facility, (b) a $1.2 billion multicurrency Term Loan B Facility and (c) a $700 million Revolving Credit Facility. We also issued $750 million of 8.125% Notes and $750 million of 8.375% Notes. See Note 11, “Debt and Credit Facilities,” for further details.

Net Gains on Sale of Available-for-Sale Securities

In 2010, we sold our five auction rate security investments, representing our total holdings of these securities. These sales resulted in a pre-tax gain of $7 million ($4 million, net of taxes). Before we sold these investments, we recognized $1 million of pre-tax other-than-temporary impairment in 2010 due to the decline in estimated fair value of some of these investments.

Our valuation of our auction rate security investments resulted in the recognition of other-than-temporary impairment of $4 million ($2 million, net of taxes) in 2009.

Foreign Currency Exchange (Losses) Gains Related to Venezuelan Subsidiaries

Effective January 1, 2010, Venezuela was designated a highly inflationary economy. The foreign currency exchange gains and losses we recorded in 2011 and 2010 for our Venezuelan subsidiary were the result of two factors: 1) the significant changes in the exchange rates used to settle bolivar-denominated transactions and 2) the significant changes in the exchange rates used to remeasure our Venezuelan subsidiary’s financial statements at the balance sheet date. We believe these gains and losses are attributable to the unstable foreign currency environment in Venezuela. See “Venezuela” in “Foreign Exchange Rates” of Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for further discussion on Venezuela.

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

Other Expense, Net

See Note 20, “Other Expense, net,” for the components and discussion of other expense, net.

Income Taxes

Our effective income tax rate was 31.0% for 2011, 25.5% for 2010 and 25.9% for 2009. As described below, the Diversey operations and the costs of the Diversey acquisition increased our 2011 effective tax rate. The costs of the acquisition are not expected to recur to the same extent in future years. As such, we expect an effective income tax rate of approximately 30% for 2012.

For 2011 and 2010, our effective income tax rate was lower than the statutory U.S. federal income tax rate of 35% primarily due to the lower net effective income tax rate on foreign earnings, as well as income tax benefits from tax credits and the domestic manufacturing deduction, partially offset by state income taxes and, in 2011, nondeductible expenses incurred in connection with the Diversey acquisition.

See Note 16, “Income Taxes,” for a reconciliation of the U.S. federal statutory rate to our effective tax rate, which also shows the major components of the year over year changes.

Liquidity and Capital Resources

The discussion that follows contains descriptions of:

•	our material commitments and contingencies;

•	our principal sources of liquidity;

•	our outstanding indebtedness;

•	our historical cash flows and changes in working capital;

•	changes in our stockholders’ equity; and

•	our derivative financial instruments.

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

We currently expect to fund a substantial portion of this payment when it becomes due by using accumulated cash and cash equivalents with the remainder from our committed credit facilities. Our new Credit Facility is available for general corporate purposes, including the payment of the amounts required upon effectiveness of the Settlement agreement. See "Principal Sources of Liquidity" below. The cash payment of $513 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. This accrued interest was $319 million at December 31, 2011 and is recorded in Settlement agreement and related accrued interest on our consolidated balance sheet. The total liability on our consolidated balance sheet was $831 million at December 31, 2011. In addition, the Settlement agreement provides for the issuance of 18 million shares of our common stock. Since the impact of issuing these shares is dilutive to our EPS, under U.S. GAAP, they are included in our diluted weighted average number of common shares outstanding in our calculation of EPS for all periods presented. See Note 19, “Net Earnings Per Common Share,” for details of our calculation of EPS.

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

While the Bankruptcy Court and the District Court have confirmed the PI Settlement Plan, parties have appealed or otherwise challenged the PI Settlement Plan and the opinions and orders entered by the Bankruptcy Court and the District Court confirming the PI Settlement Plan. These matters may be subject to further appeal, challenge, and proceedings before the District Court, the Third Circuit Court of Appeals, or other courts. Parties may designate various issues to be considered in challenging the PI Settlement Plan and the opinions and orders entered by the Bankruptcy Court and the District Court, including (without limitation) issues relating to releases and injunctions contained in the PI Settlement Plan. We will continue to review the Grace bankruptcy proceedings (including appeals and other proceedings relating to the PI Settlement Plan or to the opinions and orders entered by the Bankruptcy Court and the District Court confirming the PI Settlement Plan), as well as any amendments or other changes to the PI Settlement Plan or to the opinions and orders entered by the Bankruptcy Court and the District Court confirming the PI Settlement Plan, to verify compliance with the Settlement agreement. We do not know whether or when a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) will become effective or whether the final plan will be consistent with the terms of the Settlement agreement.

As mentioned in “2012 Outlook” above, our full year 2012 diluted net earnings per common share guidance continues to exclude the payment under the Settlement agreement, as the timing is unknown. Payment under the Settlement agreement is expected to be accretive to our post-payment diluted net earnings per common share by approximately $0.13 annually. This range primarily represents the accretive impact on our net earnings from ceasing to accrue any future interest on the settlement amount following the payment.

The information set forth in Part II, Item 8 of this Annual Report on Form 10-K in Note 17, “Commitments and Contingencies,” under the caption “Settlement Agreement and Related Costs” is incorporated herein by reference.

    Cryovac Transaction Commitments and Contingencies

The information set forth in Part II, Item 8 of this Annual Report on Form 10-K in Note 17, “Commitments and Contingencies,” under the caption “Cryovac Transaction Commitments and Contingencies” is incorporated herein by reference.

    Contractual Obligations

The following table summarizes our principal contractual obligations and sets forth the amounts of required or contingently required cash outlays in 2012 and future years (amounts in millions):

	Payments Due by Years
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Short-term borrowings	$34.5	$34.5	$—	$—	$—
Current portion of long-term debt exclusive of debt discounts and lender fees	1.9	1.9	—	—	—
Long-term debt, exclusive of debt discounts and lender fees	5,082.1	—	835.7	777.0	3,469.4

Total debt(1)	5,118.5	36.4	835.7	777.0	3,469.4
Interest payments due on long-term debt(2)	2,486.4	314.5	574.8	511.9	1,085.2
Operating leases	258.9	81.8	94.7	42.1	40.3
Settlement agreement and related accrued interest(3)	831.2	831.2	—	—	—
First quarter 2012 quarterly cash dividend declared	25.0	25.0	—	—	—
Other principal contractual obligations	253.3	138.8	99.0	15.5	—

Total contractual cash obligations	$8,973.3	$1,427.7	$1,604.2	$1,346.5	$4,594.9

(1)	These amounts include principal maturities (at face value) only. These amounts also include our contractual obligations under capital leases of $1.7 million in 2012, $1.4 million in 2013-2014 and $0.4 million in 2015-2016.

(2)	Includes interest payments required under our senior notes issuances and Credit Facility only. The interest payments included above for our Term Loan A and B were calculated using the following assumptions:

•	interest rates based on stated rates based on LIBOR as of December 31, 2011;
•	all non-U.S. dollar balances are converted using exchange rates as of December 31, 2011; and
•	assumes no additional prepayments are made.

(3)	This liability is reflected as a current liability due to the uncertainty of the timing of payment. Interest accrues on this amount at a rate of 5.5% per annum, compounded annually, until it becomes due and payable.

Current Portion of Long-Term Debt and Long-Term Debt — Represents the principal amount of the debt required to be repaid in each period.

Operating Leases — The contractual operating lease obligations listed in the table above represent estimated future minimum annual rental commitments primarily under non-cancelable real and personal property leases as of December 31, 2011.

Cash Portion of the Settlement Agreement — The Settlement agreement is described more fully in “Settlement Agreement and Related Costs,” of Note 17, “Commitments and Contingencies.”

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

Liability for Unrecognized Tax Benefits

At December 31, 2011, we had liabilities for unrecognized tax benefits and related interest and penalties of $279 million, which is included in other liabilities on the consolidated balance sheet. At December 31, 2011, we cannot reasonably estimate the future period or periods of cash settlement of these liabilities. See Note 16, “Income Taxes,” for further discussion.

Off-Balance Sheet Arrangements

We have reviewed our off-balance sheet arrangements and have determined that none of those arrangements has a material current effect or is reasonably likely to have a material future effect on our consolidated financial statements, liquidity, capital expenditures or capital resources.

Income Tax Payments

We currently expect to pay between $115 million and $135 million in income taxes in 2012.

Contributions to Defined Benefit Pension Plans

We maintain defined benefit pension plans for some of our U.S. and our non-U.S. employees. We currently expect employer contributions to be approximately $39 million in 2012.

Environmental Matters

We are subject to loss contingencies resulting from environmental laws and regulations, and we accrue for anticipated costs associated with investigatory and remediation efforts when an assessment has indicated that a loss is probable and can be reasonably estimated. These accruals do not take into account any discounting for the time value of money and are not reduced by potential insurance recoveries, if any. We do not believe that it is reasonably possible that the liability in excess of the amounts that we have accrued for environmental matters will be material to our consolidated statements of operations, balance sheets or cash flows. We reassess environmental liabilities whenever circumstances become better defined or we can better estimate remediation efforts and their costs. We evaluate these liabilities periodically based on available information, including the progress of remedial investigations at each site, the current status of discussions with regulatory authorities regarding the methods and extent of remediation and the apportionment of costs among potentially responsible parties. As some of these issues are decided (the outcomes of which are subject to uncertainties) or new sites are assessed and costs can be reasonably estimated, we adjust the recorded accruals, as necessary. We believe that these exposures are not material to our consolidated financial condition and results of operations. We believe that we have adequately reserved for all probable and estimable environmental exposures.

Principal Sources of Liquidity

We require cash to fund our operating expenses, capital expenditures, interest, taxes and dividend payments and to pay our debt obligations and other long-term liabilities as they come due. Our principal sources of liquidity are cash flows from operations, accumulated cash and amounts available under our existing lines of credit described below, including the Credit Facility, and our accounts receivable securitization program.

We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, including all of the items mentioned above, and the cash payment under the Settlement agreement should it become payable within the next 12 months.

In connection with the funding of the cash consideration for the acquisition and the repayment of existing indebtedness of Diversey, and to provide ongoing liquidity, on October 3, 2011, we entered into the Credit Facility, which consists of: (a) a $1.1 billion multicurrency Term Loan A Facility, (b) a $1.2 billion multicurrency Term Loan B Facility and (c) a $700 million Revolving Credit Facility. Additionally, on October 3, 2011, we completed an offering of $750 million aggregate principal amount of 8.125% senior notes due 2019 and $750 million aggregate principal amount of 8.375% senior notes due 2021. See Note 11, “Debt and Credit Facilities,” for further details.

Cash and Cash Equivalents

The following table summarizes our accumulated cash and cash equivalents:

	December 31, 2011	December 31, 2010
Cash and cash equivalents	$ 722.8	$ 675.6

See “Analysis of Historical Cash Flows” below.

Lines of Credit

Effective October 3, 2011, we terminated our former global credit facility and European credit facility and replaced them with the Revolving Credit Facility. The Revolving Credit Facility may be used for working capital needs and general corporate purposes, including the payment of the amounts required upon effectiveness of the Settlement agreement. We did not use our former global credit facility and European credit facility in the years ended December 31, 2011 and 2010. We used our Credit Facility for a short time period in connection with the acquisition of Diversey. Interest paid for the year ended December 31, 2011 under the Revolving Credit Facility was immaterial. There were no amounts outstanding under the Revolving Credit Facility at December 31, 2011. See Note 11, “Debt and Credit Facilities,” for further details.

Accounts Receivable Securitization Program

At December 31, 2011, we had $92 million available to us under the program, and we did not utilize this program in 2011. See Note 8, “Accounts Receivable Securitization Program,” for information concerning this program.

Covenants

At December 31, 2011, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 11, “Debt and Credit Facilities.”

Debt Ratings

Our cost of capital and ability to obtain external financing may be affected by our debt ratings, which the credit rating agencies review periodically. Below is a table that details our credit ratings by the various types of debt by rating agency.

	Moody’s Investor Services	Standard & Poor’s
Corporate Rating	Ba3	BB
Senior Unsecured Rating	B1	BB
Senior Secured Credit Facility Rating	Ba1	BB+
Outlook	Stable	Stable

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

Outstanding Indebtedness

At December 31, 2011 and 2010, our total debt outstanding consisted of the amounts set forth in the following table. See Note 11, “Debt and Credit Facilities,” for further information on our debt.

	December 31,
	2011	2010
Short-term borrowings	$34.5	$23.5
Current portion of long-term debt	1.9	6.5

Total current debt	36.4	30.0
Total long-term debt, less current portion	5,010.9	1,399.2

Total debt	$5,047.3	$1,429.2

In the fourth quarter of 2011, we paid our required 2011 and prepaid our required 2012 Term Loan A Facility and Term Loan B Facility amortization payments. These payments totaled approximately $97 million.

Analysis of Historical Cash Flow

The following table shows the changes in our consolidated cash flows in the three years ended December 31, 2011.

	2011	2010	2009
Net cash provided by operating activities	$392.1	$483.1	$552.0
Net cash used in investing activities	(2,370.4)	(96.9)	(70.3)
Net cash provided by (used in) financing activities	2,023.6	(373.0)	90.3

Net Cash Provided by Operating Activities

2011

Net cash provided by operating activities in 2011 was primarily attributable to net earnings adjusted to reconcile to net cash provided by operating activities of $387 million, which primarily includes adjustments for depreciation and amortization, costs related to the acquisition of Diversey and share-based incentive compensation expenses. Net cash provided by changes in operating assets and liabilities resulted in a net source of cash of $6 million in 2011.

2010

Net cash provided by operating activities in 2010 was primarily attributable to net earnings adjusted to reconcile to net cash provided by operating activities of $480 million, which primarily includes adjustments for depreciation and amortization and share-based incentive compensation expenses. The changes in operating assets and liabilities resulted in a net cash source of $3 million.

Net Cash Used in Investing Activities

2011

Net cash used in investing activities in 2011 was primarily due to the acquisition of Diversey. See Note 3, “Acquisition of Diversey Holdings, Inc.” for further information.

2010

In 2010, we used net cash of $97 million for investing activities, which was primarily due to capital expenditures of $88 million and the use of $24 million of cash for the completion of three business acquisitions and one equity investment in 2010. These investments were not material, individually or in the aggregate, to our consolidated financial condition and results of operations. Partially offsetting these uses of cash in 2010 were cash proceeds of $13 million received from the sale of all of our auction rate security investments in 2010.

We expect to continue to invest capital as we deem appropriate to expand our business, to maintain or replace depreciating property, plant and equipment, to acquire new manufacturing technology and to improve productivity and net sales growth. As discussed in “2012 Outlook” above, we expect total capital expenditures in 2012 to be in the range $180 million to $190 million, which includes capital expenditures of $20 million associated with the 2011-2014 Integration and Optimization Program. This projection is based upon our updated capital expenditure budget for 2012, the status of approved but not yet completed capital projects, anticipated future projects and historic spending trends.

Net Cash Provided By (Used in) Financing Activities

2011

Net cash provided by financing activities was primarily due to the following:

•	net proceeds of $1.1 billion on Term Loan B Facility due October 2018;

•	net proceeds of $1.1 billion on Term Loan A Facility due October 2016;

•	issuance of $750 million of 8.125% Senior Notes due September 2019;

•	issuance of $750 million of 8.375% Senior Notes due September 2021; and

•	changes in restricted cash of $263 million, which was used for the redemption of the DHI and DI Notes (as described in Note 3, “Acquisition of Diversey Holdings, Inc”);

partially offset by:

•	the repayment of existing indebtedness of Diversey of $1.6 billion, in connection with the acquisition of Diversey;

•	the payment of our required 2011 and prepayment of our required 2012 Term Loan A Facility and Term Loan B Facility amortization payments totaling $97 million;

•	the payment of quarterly dividends of $87 million;

•	net payments of short-term borrowings of $44 million;

•	payments of debt issuance costs of $51 million in connection with the financing of the acquisition of Diversey; and

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

Repurchases of Capital Stock

We did not make any repurchases of our common stock in 2011 under our share repurchase program.

During 2010, we repurchased 0.4 million shares of our common stock, par value $0.10 per share, in open market purchases at a cost of $10 million. The average price per share of these common stock repurchases was $22.91.

We made the share repurchases in 2010 under the share repurchase program adopted by our Board of Directors in August 2007 under which the Board of Directors authorized us to repurchase in the aggregate up to 20 million shares of our issued and outstanding common stock. The program has no set expiration date, and we may from time to time continue to repurchase our common stock. See Item 5, “Issuer Purchases of Equity Securities,” for further information on the share repurchase program.

Changes in Working Capital

	December 31, 2011	December 31, 2010	Increase (Decrease)
Working capital (current assets less current liabilities)	$879.1	$592.3	$286.8
Current ratio (current assets divided by current liabilities)	1.4x	1.4x
Quick ratio (current assets, less inventories divided by current liabilities)	1.0x	1.1x

The $287 million increase, or 48%, in working capital in the year ended December 31, 2011 was primarily due to the following factors:

•	net cash provided by operating activities of $392 million;

partially offset by:

•	the payment of quarterly dividends of $87 million.

Changes in Stockholders’ Equity

The $551 million, or 23%, increase in stockholders’ equity in 2011 compared with 2010 was primarily due to the following:

•	31.7 million shares of common stock with a fair market value of $513 million that were part of the consideration transferred related to the acquisition of Diversey.

•	net earnings of $149 million; and

•	the recognition of share-based incentive compensation expense of $28 million.

These factors were partially offset by:

•	dividends paid and accrued on our common stock of $89 million;

•	foreign currency translation adjustments of $38 million; and

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

Foreign Currency Forward Contracts

At December 31, 2011, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with U.S. GAAP. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.

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

Fair Value Measurements of Financial Instruments

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

Impairment of Long-Lived Assets

For definite-lived intangible assets, such as customer relationships, contracts and intellectual property, and for other long-lived assets, such as property, plant and equipment, whenever impairment indicators are present, we perform a review for impairment. We calculate the undiscounted value of the projected cash flows associated with the asset, or asset group, and compare this estimated amount to the carrying amount. If the carrying amount is found to be greater, we record an impairment loss for the excess of book value over the fair value. In addition, in all cases of an impairment review, we re-evaluate the remaining useful lives of the assets and modify them as appropriate.

For indefinite – lived intangible assets, such as in-process research and development and trademarks and trade names, each year and whenever impairment indicators are present, we determine the fair value of the asset and record an impairment loss for the excess of book value of fair value, if any. In addition, in all cases of an impairment review other than for in-process research and development assets, we re-evaluate whether continuing to characterize the asset as indefinite –lived is appropriate.

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

Market Approaches Used to Determine Fair Values

Each year we consider various relevant market approaches that could be used to determine fair value including an approach referred to as the merger and acquisition method.

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

See Note 7, “Goodwill and Identifiable Intangible Assets,” for details of our goodwill balance and the goodwill review performed in 2011 and other related information.

Pensions

We maintain a qualified non-contributory profit sharing plan in which some U.S. employees participate and qualified contributory retirement savings plans in which some U.S. employees are eligible to participate. For a number of our U.S. employees and our international employees, we maintain defined benefit pension plans. Under current accounting standards, we are required to make assumptions regarding the valuation of projected benefit obligations and the performance of plan assets for our defined benefit pension plans.

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

As a result of the acquisition of Diversey, we acquired Diversey’s global pension and other postretirement benefit plans. The assumed pension and postretirement benefits as of the acquisition date consisted of projected benefit obligations of $764 million and plan assets of $630 million. At December 31, 2011, the total projected benefit obligation for our U.S. pension plans was $212 million, and the total net periodic benefit cost for the year ended December 31, 2011 was $2 million. At December 31, 2011, the total projected benefit obligation for our international pension plans was $929 million, and the total net periodic benefit cost for the year ended December 31, 2011 was $14 million.

In general, material changes to the principal assumptions could have a material impact on the costs and liabilities recognized on our consolidated financial statements. A 25 basis point change in the assumed discount rate and a 100 basis point change in the expected long-term rate of return on plan assets would have resulted in the following increases (decreases) in the projected benefit obligation at December 31, 2011 and the expected net periodic benefit cost for the year ended December 31, 2012 (in millions).

United States	25 Basis Point Increase	25 Basis Point Decrease
Discount Rate
Effect on 2011 projected benefit obligation	$(6.0)	$6.6
Effect on 2012 expected net periodic benefit cost	—	—

	100 Basis Point Increase	100 Basis Point Decrease
Return on Assets
Effect on 2012 expected net periodic benefit cost	$(1.7)	$1.7

International	25 Basis Point Increase	25 Basis Point Decrease
Discount Rate
Effect on 2011 projected benefit obligation	$(32.7)	$34.2
Effect on 2012 expected net periodic benefit cost	(0.8)	1.0

	100 Basis Point Increase	100 Basis Point Decrease
Return on Assets
Effect on 2012 expected net periodic benefit cost	$(7.4)	$7.4

Income Taxes

Estimates and judgments are required in the calculation of tax liabilities and in the determination of the recoverability of our deferred tax assets. Our deferred tax assets arise from net deductible temporary differences, tax benefit carry forwards and foreign tax credits. We evaluate whether our taxable earnings during the periods when the temporary differences giving rise to deferred tax assets become deductible or when tax benefit carry forwards may be utilized should be sufficient to realize the related future income tax benefits. For those jurisdictions where the expiration dates of tax benefit carry forwards or the projected taxable earnings indicate that realization is not likely, we provide a valuation allowance.

In assessing the need for a valuation allowance, we estimate future taxable earnings, with consideration for the feasibility of ongoing planning strategies and the realizability of tax benefit carry forwards and past operating results, to determine which deferred tax assets are more likely than not to be realized in the future. Changes to tax laws, statutory tax rates and future taxable earnings can have an impact on valuation allowances related to deferred tax assets. In the event that actual results differ from these estimates in future periods, we may need to adjust the valuation allowance, which could have a material impact on our consolidated financial statements.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with tax authorities. See Note 16, “Income Taxes,” for further discussion.

Summarized Quarterly Financial Information (Unaudited, in millions, except share data)

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Net sales	$1,128.5	$1,212.6	$1,247.1	$2,052.7
Gross profit	309.0	324.3	335.7	672.2
Net earnings (loss)	59.7	65.0	73.7	(49.3)
Basic net earnings (loss) per common share	$0.37	$0.41	$0.46	$(0.26)
Diluted net earnings per common share	$0.34	$0.37	$0.41	$(0.26)

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,061.2	$1,089.7	$1,130.0	$1,209.2
Gross profit	300.0	300.5	320.5	331.8
Net earnings	61.2	67.0	76.5	51.3
Basic net earnings per common share	$0.38	$0.42	$0.48	$0.32
Diluted net earnings per common share	$0.35	$0.38	$0.43	$0.29

(1)	Includes the financial results of Diversey for the period beginning October 3, 2011 through December 31, 2011. The financial results included in this Form 10-K related to the acquisition accounting for the Diversey transaction are subject to change as the acquisition accounting is not yet finalized and dependent upon certain independent valuations and studies that are still in process and under review by management. See Note 3, “Acquisition of Diversey Holdings, Inc.,” for further information about the acquisition and related transactions and the acquisition accounting.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in the conditions in the global financial markets, interest rates, foreign currency exchange rates and commodity prices and the creditworthiness of our customers and suppliers, which may adversely affect our consolidated financial condition and results of operations. We seek to minimize these risks through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We do not purchase, hold or sell derivative financial instruments for trading purposes.

Interest Rates

From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates.

At December 31, 2011, we had outstanding interest rate swaps, but no outstanding collars or options.

The information set forth in Item 8 of Part II of this Annual Report on Form 10-K in Note 12, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps” is incorporated herein by reference.

See Note 13, “Fair Value Measurements and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $111 million in the fair value of the total debt balance at December 31, 2011. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.

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

Effective January 1, 2010, Venezuela was designated a highly inflationary economy under U.S. GAAP, and the U.S. dollar replaced the bolivar fuerte as the functional currency for our subsidiaries in Venezuela. Accordingly, all bolivar-denominated monetary assets and liabilities were re-measured into U.S. dollars using the then current exchange rate available to us, and any changes in the exchange rate were reflected in foreign currency exchange gains and losses related to our Venezuelan subsidiaries on the consolidated statement of operations.

As a result of the changes in the exchange rates upon settlement of bolivar-denominated transactions and upon the remeasurement of our Venezuelan subsidiaries’ financial statements, we recognized nominal net losses for the year ended December 31, 2011 and net gains of $6 million for the year ended December 31, 2010.

For the year ended December 31, 2011, less than 1% of our consolidated net sales were derived from our businesses in Venezuela and approximately 2% of our consolidated operating profit was derived from our businesses in Venezuela.

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

Foreign Currency Forward Contracts

We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at December 31, 2011 would have caused us to pay approximately $61 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.

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

We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to changes in foreign exchange rates and interest rate and currency swaps related to certain financing transactions. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At December 31, 2011, we had no foreign exchange options or interest rate and currency swap agreements outstanding.

Outstanding Debt

Our outstanding debt is generally denominated in the functional currency of the borrower. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $674 million at December 31, 2011 and $26 million at December 31, 2010.

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

Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was $9 million in 2011, $7 million in 2010 and $6 million in 2009. The allowance for doubtful accounts was $16 million at December 31, 2011 and $17 million at December 31, 2010.

Pensions

Recent market conditions have resulted in an unusually high degree of volatility and increased risks and short-term liquidity concerns associated with some of the plan assets held by our defined benefit pension plans, which have impacted the performance of some of the plan assets. Based upon the annual valuation of our defined benefit pension plans at December 31, 2011, we expect our net periodic benefit costs to be approximately $21 million in 2012. See Note 14, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” for further details on our defined benefit pension plans.

Commodities

We use various commodity raw materials such as plastic resins and other chemicals and energy products such as electric power and natural gas in conjunction with our manufacturing processes. Generally, we acquire these components at market prices in the region in which they will be used and do not use financial instruments to hedge commodity prices. Moreover, we seek to maintain appropriate levels of commodity raw material inventories thus minimizing the expense and risks of carrying excess inventories. We do not typically purchase substantial quantities in advance of production requirements. As a result, we are exposed to market risks related to changes in commodity prices of these components.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements and notes are filed as part of this report.

Sealed Air Corporation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sealed Air Corporation:

We have audited the accompanying consolidated balance sheets of Sealed Air Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II—valuation and qualifying accounts and reserves. We also have audited Sealed Air Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sealed Air Corporation’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sealed Air Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Sealed Air Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Sealed Air Corporation acquired Diversey Holdings Inc., on October 3, 2011, and management excluded from its assessment of the effectiveness of Sealed Air Corporation’s internal control over financial reporting as of December 31, 2011, Diversey Holdings Inc.’s internal control over financial reporting associated with total assets of $6.5 billion (of which $4.7 billion represented goodwill and intangible assets included within the scope of the assessment) and total net sales of $796 million included in the consolidated financial statements of Sealed Air Corporation as of and for the year ended December 31, 2011. Our audit of internal control over financial reporting of Sealed Air Corporation also excluded an evaluation of the internal control over financial reporting of Diversey Holdings Inc.

/s/ KPMG LLP

Short Hills, New Jersey

February 29, 2012

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2011	2010
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$722.8	$675.6
Receivables, net of allowance for doubtful accounts of $16.3 in 2011 and $17.0 in 2010	1,385.8	697.1
Inventories	798.1	495.8
Deferred tax assets	230.3	146.2
Prepaid expenses and other current assets	125.6	25.3

Total current assets	3,262.6	2,040.0
Property and equipment, net	1,322.1	948.3
Goodwill	4,220.5	1,945.9
Intangible assets, net	2,103.2	78.0
Non-current deferred tax assets	129.3	179.6
Other assets, net	459.0	207.6

Total assets	$11,496.7	$5,399.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$34.5	$23.5
Current portion of long-term debt	1.9	6.5
Accounts payable	619.0	232.0
Deferred tax liabilities	16.0	5.0
Settlement agreement and related accrued interest	831.2	787.9
Accrued restructuring costs	37.1	7.9
Other current liabilities	843.8	384.9

Total current liabilities	2,383.5	1,447.7
Long-term debt, less current portion	5,010.9	1,399.2
Non-current deferred tax liabilities	532.0	8.0
Other liabilities	617.9	142.9

Total liabilities	8,544.3	2,997.8
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2011 and 2010	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 202,528,616 in 2011 and 169,272,636 in 2010; shares outstanding; 192,062,185 in 2011 and 159,305,507 in 2010	20.3	17.0
Common stock reserved for issuance related to Settlement agreement, $0.10 par value per share, 18,000,000 shares in 2011 and 2010	1.8	1.8
Additional paid-in capital	1,689.6	1,152.7
Retained earnings	1,766.5	1,706.1
Common stock in treasury, 10,466,431 in 2011 and 9,967,129 shares in 2010	(375.6)	(362.7)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(43.2)	(47.9)
Cumulative translation adjustment	(104.0)	(65.9)
Unrealized gain on derivative instruments	2.1	3.5

Total accumulated other comprehensive loss, net of taxes	(145.1)	(110.3)

Total parent company stockholders’ equity	2,957.5	2,404.6
Noncontrolling interests	(5.1)	(3.0)

Total stockholders’ equity	2,952.4	2,401.6

Total liabilities and stockholders’ equity	$11,496.7	$5,399.4

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010	2009
	(In millions, except per share amounts)
Net sales:
Food Packaging	$2,053.2	$1,923.6	$1,839.8
Food Solutions	1,015.4	934.9	891.7
Protective Packaging	1,409.5	1,299.4	1,192.9
Diversey	795.9	—	—
Other	366.9	332.2	318.4

Total net sales	5,640.9	4,490.1	4,242.8
Cost of sales	3,999.7	3,237.3	3,024.3

Gross profit	1,641.2	1,252.8	1,218.5
Marketing, administrative and development expenses	1,034.9	699.0	707.5
Amortization expense of intangible assets acquired	41.3	11.2	11.7
Costs related to the acquisition of Diversey	64.8	—	—
Restructuring and other charges	52.8	7.6	7.0

Operating profit	447.4	535.0	492.3
Interest expense	(217.1)	(161.6)	(154.9)
Net gains on sale (other-than-temporary impairment) of available-for-sale securities	—	5.9	(4.0)
Foreign currency exchange (losses) gains related to Venezuelan subsidiaries	(0.3)	5.5	—
Loss on debt redemption	—	(38.5)	(3.4)
Other expense, net	(13.9)	(2.9)	(0.1)

Earnings before income tax provision	216.1	343.4	329.9
Income tax provision	67.0	87.5	85.6

Net earnings available to common stockholders	$149.1	$255.9	$244.3

Net earnings per common share:
Basic	$0.89	$1.61	$1.54

Diluted	$0.80	$1.44	$1.35

Dividends per common share	$0.52	$0.50	$0.48

Weighted average number of common shares outstanding:
Basic	167.0	158.3	157.2

Diluted	185.4	176.7	182.6

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Common Stock	Common Stock Reserved for Issuance Related to the Settlement Agreement	Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss, Net of Taxes	Total Parent Company Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
	(In millions)
Balance at December 31, 2008	$16.8	$1.8	$1,102.5	$1,364.3	$(383.2)	$(177.6)	$1,924.6	$1.0	$1,925.6
Effect of contingent stock transactions, net of taxes	0.1	—	38.3	—	(1.4)	—	37.0	—	37.0
Stock issued for share- based incentive compensation	—	—	(13.7)	—	20.0	—	6.3	—	6.3
Recognition of deferred pension items, net of taxes	—	—	—	—	—	(10.2)	(10.2)	—	(10.2)
Foreign currency translation, net of taxes	—	—	—	—	—	71.6	71.6	—	71.6
Unrecognized loss on derivative instruments, net of taxes	—	—	—	—	—	(0.9)	(0.9)	—	(0.9)
Unrecognized gains on available-for-sale securities, net of taxes	—	—	—	—	—	4.4	4.4	—	4.4
Noncontrolling interests	—	—	—	—	—	—	—	(0.3)	(0.3)
Net earnings	—	—	—	244.3	—	—	244.3	—	244.3
Dividends on common stock	—	—	—	(77.5)	—	—	(77.5)	—	(77.5)

Balance at December 31, 2009	$16.9	$1.8	$1,127.1	$1,531.1	$(364.6)	$(112.7)	$2,199.6	$0.7	$2,200.3
Effect of contingent stock transactions, net of taxes	0.1	—	28.3	—	(1.2)	—	27.2	—	27.2
Stock issued for share- based incentive compensation	—	—	(5.2)	—	12.9	—	7.7	—	7.7
Purchases of common stock	—	—	—	—	(9.8)	—	(9.8)	—	(9.8)
Recognition of deferred pension items, net of taxes	—	—	—	—	—	22.5	22.5	—	22.5
Foreign currency translation, net of taxes	—	—	—	—	—	(15.1)	(15.1)	—	(15.1)
Unrecognized loss on derivative instruments, net of taxes	—	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Unrecognized losses on available-for-sale securities, net of taxes	—	—	—	—	—	(4.4)	(4.4)	—	(4.4)
Noncontrolling interests	—	—	2.5	—	—	—	2.5	(3.7)	(1.2)
Net earnings	—	—	—	255.9	—	—	255.9	—	255.9
Dividends on common stock	—	—	—	(80.9)	—	—	(80.9)	—	(80.9)

Balance at December 31, 2010	$17.0	$1.8	$1,152.7	$1,706.1	$(362.7)	$(110.3)	$2,404.6	$(3.0)	$2,401.6
Effect of contingent stock transactions, net of taxes	0.1	—	27.4	—	(12.9)	—	14.6	—	14.6
Stock issued for share- based incentive compensation	—	—	0.7	—	—	—	0.7	—	0.7
Shares issued in connection with Diversey acquisition	3.2	—	509.7	—	—	—	512.9	—	512.9
Recognition of deferred pension items, net of taxes	—	—	—	—	—	4.7	4.7	—	4.7
Foreign currency translation, net of taxes	—	—	—	—	—	(38.1)	(38.1)	—	(38.1)
Unrecognized loss on derivative instruments, net of taxes	—	—	—	—	—	(1.4)	(1.4)	—	(1.4)
Noncontrolling interests	—	—	(0.9)	—	—	—	(0.9)	(2.1)	(3.0)
Net earnings	—	—	—	149.1	—	—	149.1	—	149.1
Dividends on common stock	—	—	—	(88.7)	—	—	(88.7)	—	(88.7)

Balance at December 31, 2011	$20.3	$1.8	$1,689.6	$1,766.5	$(375.6)	$(145.1)	$2,957.5	$(5.1)	$2,952.4

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Cash flows from operating activities:
Net earnings available to common stockholders	$149.1	$255.9	$244.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	189.5	154.7	154.5
Share-based incentive compensation	25.0	30.6	38.8
Costs related to the acquisition of Diversey	64.8	—	—
Amortization of senior debt related items and other	4.9	1.7	1.0
Loss on debt redemption	—	38.5	3.4
Provisions for bad debt	8.6	6.4	6.8
Provisions for inventory obsolescence	9.2	2.1	6.6
Deferred taxes, net	(55.6)	(3.3)	(16.6)
Excess tax benefit from share-based incentive compensation	(2.6)	—	—
Net loss on sales of small product lines	—	—	0.2
Net gain on disposals of property and equipment and other	(6.3)	(0.8)	(3.0)
(Net gains on sale) other-than-temporary impairment of available-for-sale securities	—	(5.9)	4.0
Changes in operating assets and liabilities, net of effects of businesses acquired:
Changes in restricted cash	(6.3)	—	—
Receivables, net	(116.0)	(33.9)	115.2
Accounts receivable securitization program	—	—	(80.0)
Inventories	(9.0)	(19.4)	109.7
Other assets, net	47.1	16.3	9.6
Accounts payable	(14.4)	19.0	(68.4)
Other liabilities	104.1	21.2	25.9

Net cash provided by operating activities	392.1	483.1	552.0

Cash flows from investing activities:
Capital expenditures for property and equipment	(124.5)	(87.6)	(80.3)
Acquisition of Diversey, net of cash and cash equivalents acquired	(1,983.1)	—	—
Investment in Diversey preferred stock	(262.9)	—	—
Other businesses acquired in purchase transactions, net of cash and cash equivalents acquired and equity investment in 2011 and 2010	(12.0)	(24.1)	—
Proceeds from sale of available-for-sale securities	—	12.6	—
Proceeds from sales of property and equipment	10.4	4.2	7.2
Other investing activities	1.7	(2.0)	2.8

Net cash used in investing activities	(2,370.4)	(96.9)	(70.3)

Cash flows from financing activities:
Changes in restricted cash	262.9	—	—
Payments of long-term debt	(1,753.6)	(276.1)	(585.3)
Proceeds from long-term debt	3,706.4	—	766.6
Dividends paid on common stock	(87.4)	(79.7)	(75.7)
Acquisition of common stock for tax withholding obligations under our 2005 contingent stock plan	(12.2)	—	—
Net payments of short-term borrowings	(43.9)	(4.4)	(8.3)
Payments of debt issuance costs	(51.2)	—	(7.0)
Repurchases of common stock	—	(9.8)	—
Excess tax benefit from share-based incentive compensation	2.6	—	—
Other financing activities	—	(3.0)	—

Net cash provided by (used in) financing activities	2,023.6	(373.0)	90.3

Effect of foreign currency exchange rate changes on cash and cash equivalents	1.9	(32.1)	(6.4)

Cash and cash equivalents:
Balance, beginning of period	$675.6	$694.5	$128.9
Net change during the period	47.2	(18.9)	565.6

Balance, end of period	$722.8	$675.6	$694.5

Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$135.3	$128.7	$100.9

Income tax payments	$129.8	$86.6	$114.3

Non-cash items:
Non-cash items associated with the acquisition of Diversey:
31.7 million shares of Sealed Air common stock issued in connection with the Diversey acquisition	$512.9	$—	$—

Fair value of Diversey preferred stock investment	$262.9	$—	$—

Fair-value-based measure of the portion of the SARs attributed to pre-acquisition service	$50.8	$—	$—

Other non-cash items:
Transfers of shares of our common stock from Treasury as part of our 2009 and 2008 profit- sharing plan contributions	$—	$7.2	$5.9

Net unrealized (losses) gains on available-for-sale securities	$—	$(7.0)	$7.0

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Net earnings available to common stockholders	$149.1	$255.9	$244.3
Other comprehensive income, net of taxes:
Recognition of deferred pension items, net of taxes of $1.0 in 2011, $(1.8) in 2010 and $3.6 in 2009	4.7	22.5	(10.2)
Unrealized losses on derivative instruments, net of taxes of $0.7 in 2011, $0.4 in 2010 and $0.5 in 2009	(1.4)	(0.6)	(0.9)
Unrealized (losses) gains on available-for-sale securities, reclassified to net earnings, net of taxes of $(2.6) in 2010 and $2.6 in 2009	—	(4.4)	4.4
Foreign currency translation adjustments	(38.1)	(15.1)	71.6

Comprehensive income, net of income taxes	$114.3	$258.3	$309.2

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1    Organization and Nature of Operations

We are a global leader in food safety and security, facility hygiene and product protection. We serve an array of end markets including food and beverage processing, food service, retail, health care and industrial, commercial and consumer applications. We have widely recognized and inventive brands such as Bubble Wrap® brand cushioning, Cryovac® brand food packaging solutions and now, as a result of our acquisition of Diversey Holdings, Inc. (“Diversey”) on October 3, 2011, Diversey® brand cleaning and hygiene solutions. We offer efficient and sustainable solutions that create business value for customers, enhance the quality of life for consumers and provide a cleaner and healthier environment for future generations.

Throughout this report, when we refer to “Sealed Air,” the “Company,” “we,” “our,” or “us,” we are referring to Sealed Air Corporation and all of our subsidiaries, except where the context indicates otherwise.

We conduct our operations through the following four business segments: Food Packaging, Food Solutions, Protective Packaging, Diversey and an “Other” category. See Note 4, “Segments,” for further details of our segment structure. We conduct substantially all of our business through three wholly-owned subsidiaries, Cryovac, Inc., Sealed Air Corporation (US) and now, Diversey.

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

The consolidated financial statements and information included in this Annual Report on Form 10-K (“Form 10-K”) includes the financial results of Diversey for the period beginning October 3, 2011 through December 31, 2011. The financial results included in this Form 10-K related to the acquisition method accounting for the Diversey transaction are subject to change as the acquisition method accounting is not yet finalized and dependent upon the finalization of management’s review of certain independent valuations and studies that are still in process. See Note 3, “Acquisition of Diversey Holdings, Inc.,” for further information about the acquisition and related transactions and the acquisition accounting.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Use of Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including amounts recorded in connection with the acquisition of Diversey, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. These estimates include, among other items, assessing the collectibility of receivables, the use and recoverability of inventory, the estimation of fair value of financial instruments, assumptions used in the calculation of income taxes, useful lives and recoverability of tangible and intangible assets, assumptions used in our defined benefit pension plans, estimates related to self-insurance such as the aggregate liability for uninsured claims using historical experience, insurance and actuarial estimates and estimated trends in claim values, costs for incentive compensation and accruals for commitments and contingencies. We review these estimates and assumptions periodically using historical experience and other factors and reflect the effects of any revisions in the consolidated financial statements in the period we determine any revisions to be necessary. Actual results could differ from these estimates.

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

Fair Value Measurements of Financial Instruments

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales on the consolidated statements of operations.

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments impact the amount of net sales recognized by us in the period of adjustment. Charges for rebates and other allowances were approximately 7% of net sales in 2011 and less than 5% of net sales in 2010 and 2009.

Research and Development

We expense research and development costs as incurred. Research and development costs were $106 million in 2011, $88 million in 2010 and $81 million in 2009.

Share-Based Incentive Compensation

Our primary share-based employee incentive compensation program is the 2005 Contingent Stock Plan. See Note 18, “Stockholders’ Equity,” for further information on this plan.

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

See Note 16, “Income Taxes,” for further discussion.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Cash and Cash Equivalents

We consider highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Our policy is to invest cash in excess of short-term operating and debt service requirements in cash equivalents. Cash equivalents are stated at cost, which approximates fair value because of the short term maturity of the instruments. Our policy is to transact with counterparties that are rated at least A- by Standard & Poor’s and A3 by Moody’s. Some of our operations are located in countries that are rated below A- or A3. In this case, we try to minimize our risk by holding cash and cash equivalents at financial institutions with which we have existing global relationships whenever possible, diversifying counterparty exposures and minimizing the amount held by each counterparty and within the country in total.

Accounts Receivable Securitization

Two of our primary U.S. operating subsidiaries are parties to an accounts receivable securitization program under which they sell eligible U.S. accounts receivable to an indirectly wholly-owned subsidiary that was formed for the sole purpose of entering into this program. The wholly-owned subsidiary in turn may sell an undivided ownership interest in these receivables to a participating bank or an issuer of commercial paper administered by the participating bank. The wholly-owned subsidiary retains the receivables it purchases from the two operating subsidiaries.

Before January 1, 2010, if the wholly-owned subsidiary sold undivided ownership interests in receivables, we removed the transferred ownership interest amounts from our balance sheet at the time of the sale and reflected the proceeds from the sale in cash provided by operating activities on the consolidated statements of cash flows. Effective January 1, 2010, under U.S. GAAP, our current program qualifies as a secured borrowing rather than the sale of an asset. Any future transfers of ownership interests of receivables under our receivables securitization program to the issuer of commercial paper or to the participating bank are no longer considered sales of receivables but are considered secured borrowings and will be recorded as liabilities on our consolidated balance sheet.

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

Inventories

We determine the cost of our legacy Sealed Air U.S. inventories on a last-in, first-out or LIFO cost flow basis. The cost of our U.S. equipment inventories and the balance of our U.S. inventories and most non-U.S. inventories is determined on a first-in, first-out or FIFO cost flow basis. We state inventories at the lower of cost or market.

Property and Equipment, Net

We state property and equipment at cost, except for the fair value of acquired property and equipment and property and equipment that have been impaired, for which we reduce the carrying amount to the estimated fair value at the impairment date. We capitalize significant improvements and charge repairs and maintenance costs that do not extend the lives of the assets to expense as incurred. We remove the cost and accumulated depreciation of assets sold or otherwise disposed of from the accounts and recognize any resulting gain or loss upon the disposition of the assets.

We depreciate the cost of property and equipment over their estimated useful lives on a straight-line basis as follows: buildings — 20 to 40 years; machinery and equipment — 5 to 10 years; and other property and equipment — 2 to 10 years.

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

These assets consist primarily of patents, licenses, trademarks, trade names, customer lists and relationships, non-compete agreements and technology based intangibles and other contractual agreements. We

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

amortize finite lived identifiable intangible assets over the shorter of their stated or statutory duration or their estimated useful lives, generally ranging from 3 to 15 years, on a straight-line basis to their estimated residual values and periodically review them for impairment. Total identifiable intangible assets comprise 18% in 2011 and 1% in 2010 of our consolidated total assets. See Note 3, “Acquisition of Diversey Holdings, Inc.,” for further information on our acquired intangible assets.

We use the acquisition method of accounting for all business combinations and do not amortize goodwill or intangible assets with indefinite useful lives. Goodwill and intangible assets with indefinite useful lives are tested for possible impairment annually during the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired.

See Note 7, “Goodwill and Identifiable Intangible Assets,” for further discussion of our goodwill.

Long-Lived Assets

Impairment and Disposal of Long-Lived Assets

For definite lived intangible assets, such as customer relationships, contracts, intellectual property, and for other long-lived assets, such as property, plant and equipment, whenever impairment indicators are present, we perform a review for impairment. We calculate the undiscounted value of the projected cash flows associated with the asset, or asset group, and compare this estimated amount to the carrying amount. If the carrying amount is found to be greater, we record an impairment loss for the excess of book value over the fair value. In addition, in all cases of an impairment review, we re-evaluate the remaining useful lives of the assets and modify them, as appropriate.

For indefinite – lived intangible assets, such as in-process research and development and trademarks and trade names, each year and whenever impairment indicators are present, we determine the fair value of the asset and record an impairment loss for the excess of book value over the fair value, if any. In addition, in all cases of an impairment review other than for in-process research and development assets, we re-evaluate whether continuing to characterize the asset as indefinite –lived is appropriate.

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

Pensions

We maintain a qualified non-contributory profit sharing plan in which some U.S. employees participate and qualified contributory retirement savings plans in which some U.S. employees are eligible to participate. For a number of our U.S. employees and our international employees, we maintain defined benefit pension plans. We are required to make assumptions regarding the valuation of projected benefit obligations and the performance of plan assets for our defined benefit pension plans.

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

As a result of the acquisition of Diversey we acquired Diversey’s global pension and other post retirement benefit plans. See Note 14, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” for information about the combined company’s benefit plans.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

See Note 19, “Net Earnings Per Common Share,” for further discussion.

Recently Issued Accounting Standards

Unless necessary to clarify a point to readers, we will refrain from citing specific topic and section references when addressing new or pending accounting standard changes or discussing application of U.S. GAAP in this Annual Report on Form 10-K.

Adopted in 2011

In September 2009, the Financial Accounting Standards Board (“FASB”) ratified an amendment to accounting standards addressing revenue recognition for arrangements with multiple revenue-generating activities. The amendment addresses how revenue should be allocated to separate elements that could impact the timing of revenue recognition. The amendment is effective for us on a prospective basis for revenue arrangements entered into or materially modified on or after January 1, 2011, and earlier application is permitted. We adopted this amendment on January 1, 2011 on a prospective basis, and any impact to our consolidated financial condition and results of operations will depend on future revenue arrangements we enter into. Currently, we do not believe the adoption of this amendment will materially impact our consolidated financial condition and results of operations.

In January 2010, the FASB issued authoritative guidance requiring additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard was effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. We adopted the provisions of the standard on January 1, 2011, which did not have a material impact on our financial statements.

In December 2010, the FASB issued an update to authoritative guidance with the objective of to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This update specifies, among other items, that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this updated guidance are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We adopted the provisions of the standard on January 1, 2011, which did not have a material impact on our financial statements.

Adopted in 2012

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income that will become effective for us beginning January 1, 2012. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. We do not believe the adoption of this guidance will impact our consolidated financial condition and results of operations.

    In September 2011, the FASB issued authoritative guidance on testing goodwill for impairment that will become effective for us beginning January 1, 2012. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. We are currently assessing the potential impact of the adoption of this guidance on our financial statements.

Note 3     Acquisition of Diversey Holdings, Inc.

Description of Transaction

On October 3, 2011, we completed the acquisition of 100% of the outstanding stock of Diversey. We acquired Diversey to position us to capture growth opportunities by developing end-to-end service-based solutions for the food processing and food service industries, to leverage combined research and development investments to develop broader growth initiatives in the food processing and food service industries and to improve access to under-developed markets and increase access to developing regions.

Under the terms of the acquisition agreement, we paid in aggregate $2.1 billion in cash consideration and an aggregate of approximately 31.7 million shares of Sealed Air common stock to the shareholders of Diversey. We financed the payment of the cash consideration and related fees and expenses through (a) borrowings under our new Credit Facility, (b) proceeds from our issuance of the Notes and (c) cash on hand. In connection with the acquisition, we also used our new borrowings and cash on hand to retire $1.6 billion of existing indebtedness of Diversey. The new Credit Facility and Notes are described further in Note 11, “Debt and Credit Facilities.”

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Consideration Transferred

The following table summarizes the consideration transferred at the acquisition date.

Cash	$2,098.7
31.7 million shares of Sealed Air common stock (at October 3, 2011 average price of $16.18 per share)	512.9
Fair value of Diversey preferred stock investment(1)	262.9
Fair-value-based measure of the portion of the SARs attributed to pre-acquisition service(2)	50.8

Total consideration	$2,925.3

(1)	On October 3, 2011, prior to the closing of the acquisition, we used cash on hand in the amount of $262.9 million to purchase preferred stock of Diversey (the “Preferred Stock Issuance”) and this amount has been included in the consideration transferred. Diversey elected to exercise its covenant defeasance option with respect to its 10.50% senior notes due 2020 (the “DHI Notes”), and Diversey, Inc., a subsidiary of Diversey, elected to exercise its covenant defeasance option with respect to its 8.25% senior notes due 2019 (the “DI Notes”). In addition, Diversey elected to redeem 35% of the aggregate accreted value of the DHI Notes using a portion of the proceeds of the Preferred Stock Issuance, and Diversey, Inc. elected to redeem 35% of the aggregate principal amount of the DI Notes using a portion of the proceeds of the Preferred Stock Issuance that had been contributed to the equity capital of Diversey, Inc. Each such redemption occurred on November 2, 2011 (the “Equity Claw Redemption Date”).

On the Equity Claw Redemption Date, 35% of the DHI Notes were redeemed at a price of 110.50% of their accreted value, plus accrued and unpaid interest to the Equity Claw Redemption Date. Additionally, 35% of the DI Notes were redeemed at a price of 108.25% of their principal amount, plus accrued and unpaid interest to the Equity Claw Redemption Date. Following the completion of these redemptions Diversey and Diversey, Inc. notified The Depository Trust Company and Wilmington Trust (the “Trustee”) that they would be redeeming the remaining 65% of the DHI Notes and the DI Notes pursuant to the make-whole redemption provisions of the indentures governing the DHI Notes and the DI Notes. Each such redemption occurred on December 2, 2011.

(2)	In connection with the acquisition, Sealed Air exchanged Diversey’s cash-settled stock appreciation rights and stock options that were unvested as of May 31, 2011 and unexercised at October 3, 2011 into cash-settled stock appreciation rights based on Sealed Air common stock (“SARs”). The number of SARs was determined based on the ratio of the per share merger consideration value of $24.50 and the fair value of Sealed Air’s common stock on September 30, 2011 of $16.70, or an exchange fraction of 1.46722. This resulted in granting 13.0 million SARs.

The fair-value-based measure of the SARs at October 3, 2011 was $100.2 million based on the assumptions as of the closing date of the acquisition. The fair value of the SARs was calculated using a Black-Scholes valuation model with assumptions with respect to each of the following variables: closing stock price on October 3, 2011; forfeiture rates; risk-free interest rates; expected volatility and a dividend yield. We included the fair value of Diversey cash-settled stock appreciation rights and unvested stock options converted to SARs of $50.8 million in the consideration transferred for the acquisition that was related to services rendered prior to the acquisition.

Since these SARs are settled in cash, the amount of the related future expense will fluctuate based on the forfeiture activity and the changes in the assumptions used in the Black-Scholes valuation model which include Sealed Air’s stock price; risk-free interest rates; expected volatility and a dividend yield. In addition, once vested, the related expense will continue to fluctuate due to the changes in the assumptions used in the Black-Scholes valuation model for any SARs that are not exercised until their respective expiration dates, the last of which is currently in March 2021.

During the three months ended December 31, 2011, we recognized compensation expense of $19 million related to SARs. This expense was based on the assumptions mentioned above and is included in marketing, administrative and development expenses on our consolidated statements of operations. Payments due to the exercise of SARs in the three months ended December 31, 2011 were $22 million. As of December 31, 2011, the remaining liability for these SARs was $47 million.

In addition, in the three months ended December 31, 2011, we recognized compensation expense of $38 million for SARs, which was included in restructuring charges on our consolidated statements of operations for the termination and benefit costs related to the Diversey employees that were part of the 2011 – 2014 Integration & Optimization Program. Payments due to the exercise of these SARs were $28 million in the three months ended December 31, 2011. The remaining liability for SARs included in the restructuring plan was $12 million as of December 31, 2011.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Fair Value Estimate of Assets Acquired and Liabilities Assumed

We are continuing our review of our fair value estimate of assets acquired and liabilities assumed during the measurement period, which will conclude as soon as we receive the information we are seeking about facts and circumstances that existed as of the acquisition date, or learn that more information is not available. This measurement period will not exceed one year from the acquisition date. At the effective date of the acquisition, the assets acquired and liabilities assumed are generally required to be measured at fair value.

Our fair value estimate of assets acquired and liabilities assumed is pending completion of several elements, including the finalization of an independent appraisal and valuations of fair value of the assets acquired and liabilities assumed and final review by our management. The primary areas that are not yet finalized relate to the fair value of receivables, net and payables, certain tangible assets acquired and liabilities assumed, the valuation of property and equipment, the valuation of intangible assets acquired, the valuation of the SARs, environmental and legal reserves, favorable or unfavorable contracts, operating leases or commitments, contingent liabilities and income and non-income based taxes, including the filing of pre-acquisition tax returns for Diversey. Accordingly, there could be material adjustments to our consolidated financial statements, including changes to our depreciation and amortization expense related to the valuation of property and equipment and intangible assets acquired and their respective useful lives among other adjustments.

Legacy Diversey is subject to legal and regulatory requirements, including but not limited to those related to environmental matters and taxation, in each of the jurisdictions in which it operates. We have conducted a preliminary assessment of the liabilities arising from these matters in each of these jurisdictions and have recognized provisional amounts in our initial accounting for the acquisition of Diversey for all identified liabilities. However, we are continuing our review of these matters during the measurement period, and if new information obtained about facts and circumstances that existed at the acquisition date identifies adjustments to the liabilities initially recognized, as well as any additional liabilities that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts initially recognized.

The final determination of the assets acquired and liabilities assumed will be based on the established fair value of the assets acquired and the liabilities assumed as of the acquisition date. The excess of the purchase price over the fair value of net assets acquired is allocated to goodwill. The final determination of the purchase price, fair values and resulting goodwill may differ significantly from what is reflected in these consolidated financial statements. Goodwill is not tax deductible.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

Net assets acquired (liabilities assumed):
Cash	$109.3
Restricted cash	269.2
Receivables, net	592.7
Inventories(1)	308.1
Current deferred tax assets(2)	60.9
Prepaid expenses and other current assets	161.8
Property and equipment, net(3)	420.0
Intangible assets(4)	2,072.1
Non-current deferred tax assets(2)	62.9
Other assets, net(5)	178.7
Short-term borrowings	(55.0)
Accounts payable	(337.8)
Other current liabilities	(488.8)
Long-term debt, less current portion	(1,648.8)
Non-current deferred tax liabilities(2)	(619.4)
Other liabilities(5)	(443.2)

Total net assets acquired	642.7
Goodwill	2,282.6

Total consideration	$2,925.3

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following information provides further details about the estimated net step-up in fair value and/or the estimated fair value at the acquisition date for some key balance sheet items.

(1)	Inventories

Estimated net step-up in fair value	$11.6
Increase due to change from LIFO to FIFO	5.5

Total	$17.1

As of the effective date of the acquisition, inventory is required to be measured at fair value. Raw materials are valued at current replacement costs which approximate their carrying value. The preliminary fair values for finished goods inventory were determined based on estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of Sealed Air. The method used was the comparative sales method, which is based upon the expected selling price of a manufacturer’s finished goods inventory to customers.

(2)	Deferred taxes

In connection with the acquisition of Diversey, we acquired the stock of Diversey and therefore inherited the historical tax bases of its assets and liabilities, as well as its other tax attributes. As a result, we established deferred tax assets and liabilities with respect to the net step-up to fair value of assets and liabilities other than goodwill. We also inherited various tax uncertainties and valuation allowances, which were adjusted to reflect our judgments and estimates regarding the ultimate resolution of the items and consideration of the combined company activities including treatment of unremitted earnings of Diversey’s foreign subsidiaries. See Note 16, “Income Taxes,” for further information. Any adjustments to our estimate of assets acquired and liabilities assumed may result in a change to our deferred tax assets and liabilities.

The net deferred tax liability associated with the fair value of assets acquired and liabilities assumed was approximately $503 million. Diversey has significant unremitted foreign earnings, most of which are not permanently reinvested. As a result, as further described in Note 16, “Income Taxes,” a $94 million liability is included in non-current deferred tax liabilities. Also included in Diversey liabilities and as a reduction to certain deferred tax assets is $183 million for uncertain tax positions, as well as interest and penalties in addition to potential tax liabilities. In addition, we acquired from Diversey various deferred tax assets, including various accruals, such as pension and deferred compensation obligations that are not yet deductible, as well as, to a lesser extent, certain credits and foreign net operating losses, for which a valuation allowance was not needed. These amounts, net of valuation allowances, are included in deferred tax assets (current and non-current). See Note 16, “Income Taxes” for further discussion. Included in other current liabilities is a $54 million liability for income taxes payable and $8 million of current deferred tax liabilities.

(3)	Property and equipment

Estimated Net Step-up in Fair Value
Land	$53.2
Buildings and building improvements	0.8
Machinery and equipment	21.5
Fixed assets — other	12.4

Total	$87.9

As of the effective date of the acquisition, property and equipment is required to be measured at fair value, unless those assets are classified as held-for-sale on the acquisition date. It is assumed that all property and equipment will be used and that all assets will be used in a manner that represents the highest and best use of those assets. The fair value can be estimated using a market approach (such as the sales comparison approach), an income approach (such as the income capitalization method) or a cost approach (such as replacement cost new method). As part of the appraisal process for real estate (land, buildings and building improvements), a reconciliation of all value indications was performed which resulted in the cost approach being the primary valuation methodology selected. For personal property (machinery and equipment and fixed assets – other) the cost approach was also the primary approach selected and the market and income approaches were also used, as applicable. Our fair value adjustment to property and equipment has been made by obtaining an understanding of the nature, amount and type of Diversey property and equipment as of October 3, 2011. The estimated net step-up in fair value is preliminary and subject to change as we confirm the physical existence and condition of certain property and equipment and finalize assumptions.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(4)	Intangible assets

	Estimated Fair Value	Estimated Weighted Average Useful Lives (Years)
Customer relationships	$1,007.6	13.0
Trademarks and trade names	872.4	indefinite
Technology (1)	159.6	8/indefinite
Contracts	32.5	5.0

Total	$2,072.1

(1)	Includes software of $84.0 million (3 year useful life), patents and trade secrets of $69.9 million (8 year weighted-average useful life), and in-process research and development (“IPR&D”) of $5.7 million. IPR&D is an indefinite-lived intangible asset.

It is assumed that all intangible assets will be used in a manner that represents the highest and best use of those assets, but it is not assumed that any revenue enhancements or synergies will be achieved.

The preliminary fair value of intangible assets was determined primarily using income approaches. This included the multi-period excess earnings valuation method for customer relationships, in-process research and development and contracts and the relief-from-royalty valuation method for trademarks and trade names, patents and trade secrets. The cost to replace adjusted for obsolescence was the valuation method used to fair value software. Some of the more significant assumptions used in the development of intangible asset values, as applicable, include the amount and timing of projected future cash flows (including net sales, cost of sales, marketing, administrative and development expenses and working capital); the discount rate selected to measure the risks inherent in the future cash flows; the assessment of the asset’s life cycle and the competitive trends impacting the asset; and royalty rates. The fair values of the intangible assets included above are preliminary and subject to change.

(5)	Other assets, net and other liabilities

Other assets, net and other liabilities include the fair value of the assets acquired and liabilities assumed for Diversey’s global pension and other postretirement benefit plans. We utilized third-party actuarial valuations to determine the fair value of the plan assets and liabilities of each of the individual plans as of the acquisition date. Other assets, net include $45 million of noncurrent assets related to Diversey’s pension and other postretirement benefit plans. Other liabilities include $178 million of noncurrent liabilities related to Diversey’s pension and other postretirement benefit plans. The assumed pension and postretirement liabilities as of the acquisition date consisted of projected benefit obligations of $764 million and plan assets of $630 million. See Note 14, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” for further information of our combined company plans.

Summary Financial Information and Unaudited Pro Forma Financial Information

The following table presents financial information for Diversey that is included in our consolidated statements of operations from October 3, 2011 through December 31, 2011:

Net sales	$795.9

Operating loss (1)	$(57.1)

Loss from continuing operations	$(72.3)

(1) This loss includes:

•	restructuring charges of $53 million primarily related to the 2011 – 2014 Integration & Optimization Program;
•	amortization of intangible assets acquired of $31 million;
•	a non-recurring charge related to the step-up in inventories of $12 million; and
•	nonrecurring charges related to associated costs for legacy Diversey’s prior restructuring programs of $12 million.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table presents unaudited supplemental pro forma information as if the acquisition of Diversey had occurred on January 1, 2010 for both periods included below.

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
Net sales	$8,105.4	$7,617.8

Operating profit(1)	$637.5	$688.7

Net earnings from continuing operations(1)	$129.8	$173.8

Weighted average number of common shares outstanding:
Basic	190.8	190.0

Diluted	209.2	208.4

Net earnings per common share:
Basic	$0.68	$0.91

Diluted	$0.62	$0.83

(1)	Included in the pro forma results above is:

•	total depreciation and amortization expense of $320 million in 2011 and $329 million in 2010;

•	restructuring and other charges of $51.4 million in 2011 and $5.3 million in 2010; and

•	interest expense of $402 million in 2011 and $410 million in 2010;

•	loss on debt redemption of $39 million in 2010; and

•

effective income tax rates of 42% in 2011 and 30% in 2010, which reflect the tax benefits from legacy Diversey’s U.S. tax losses. We used Diversey’s U.S. federal net operating losses in transactions consummated before December 31, 2011.

While we have retained valuation allowances against most of Diversey’s foreign tax credits (both in the U.S. and worldwide), based on our assessment of projected U.S. taxable income, including the reversal of deferred tax liabilities, we are not retaining a valuation allowance against its U.S. federal net operating losses and U.S. temporary differences.

For the year ended December 31, 2011, material non-recurring pro forma adjustments include the removal of costs related to the acquisition of Diversey of $70 million, including $6 million of acquisition costs included in legacy Diversey’s consolidated statement of operations for the nine months ended September 30, 2011, and the removal of the step-up in inventories, net, of $12 million.

For the year ended December 31, 2010, there were no material non-recurring pro forma adjustments.

Note 4    Segments

The following tables show net sales, depreciation and amortization and operating profit by our segment reporting structure:

	2011	2010	2009
Net sales
Food Packaging	$2,053.2	$1,923.6	$1,839.8
Food Solutions	1,015.4	934.9	891.7
Protective Packaging	1,409.5	1,299.4	1,192.9
Diversey	795.9	—	—
Other	366.9	332.2	318.4

Total	$5,640.9	$4,490.1	$4,242.8

Depreciation and amortization on property, plant and equipment and intangible assets acquired
Food Packaging	$66.5	$70.8	$69.2
Food Solutions	31.8	29.9	31.4
Protective Packaging	25.6	33.6	34.1
Diversey	44.8	—	—
Other	20.8	20.4	19.8

Total	$189.5	$154.7	$154.5

Operating profit (loss)
Food Packaging	$276.5	$262.7	$251.7
Food Solutions	101.5	99.2	85.7
Protective Packaging	183.8	169.5	150.0
Diversey	(2.9)	—	—
Other	6.1	11.2	11.9

Total segments and other	565.0	542.6	499.3
Costs related to the acquisition of Diversey	64.8	—	—
Restructuring and other charges(1)	52.8	7.6	7.0

Total	$447.4	$535.0	$492.3

(1)	Restructuring and other charges by our segment reporting structure were as follows:

	2011	2010	2009
Food Packaging	$—	$3.7	$6.0
Food Solutions	—	—	1.0
Protective Packaging	(0.4)	3.8	(0.1)
Diversey	53.2	—	—
Other	—	0.1	0.1

Total	$52.8	$7.6	$7.0

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The restructuring and other charges in 2011 primarily relate to the 2011-2014 Integration and Optimization Program. The restructuring and other charges in 2010 primarily relate to our global manufacturing strategy and our closure of a small factory in Europe. The restructuring and other charges in 2009 primarily relate to our global manufacturing strategy. See Note 9, “Restructuring Activities,” for further discussion.

Assets by Reportable Segments

The following table shows assets allocated by our segment reporting structure. Only assets which are identifiable by segment and reviewed by our chief operating decision maker by segment are allocated to the reportable segment assets, which are trade receivables, net, and finished goods inventories, net. All other assets are included in "Assets not allocated."

	December 31,	December 31,
	2011	2010
Assets:
Trade receivables, net, and finished goods inventory, net
Food Packaging	$420.4	$409.8
Food Solutions	210.1	204.7
Protective Packaging	307.8	297.9
Diversey	842.4	—
Other	64.5	54.9

Total segments and other	1,845.2	967.3
Assets not allocated
Cash and cash equivalents	722.8	675.6
Property and equipment, net	1,322.1	948.3
Goodwill	4,220.5	1,945.9
Intangibles, net	2,103.2	78.0
Other	1,282.9	784.3

Total	$11,496.7	$5,399.4

Allocation of Goodwill to Reportable Segments

Our management views goodwill as a corporate asset, so we do not allocate our goodwill balance to the reportable segments. However, we are required to allocate goodwill to each reporting unit to perform our annual impairment review of goodwill, which we do during the fourth quarter of the year. See Note 7, “Goodwill and Identifiable Intangible Assets,” for the allocation of goodwill, the changes in goodwill balances in the year ended December 31, 2011 by our segment reporting structure, and the details of our annual goodwill impairment review.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Geographic Information

	2011	2010	2009
Net sales(1):
United States	$2,305.2	$2,081.6	$1,969.1
Canada	172.6	145.0	133.2
EMEA	1,676.6	1,207.8	1,194.5
Latin America	545.7	434.3	386.4
Asia Pacific	940.8	621.4	559.6

Total	$5,640.9	$4,490.1	$4,242.8

Total long-lived assets(1)(2):
United States	$4,558.0	$2,375.3
Canada	48.0	14.5
EMEA	1,993.5	467.8
Latin America	387.9	116.2
Asia Pacific	1,117.4	206.0

Total	$8,104.8	$3,179.8

(1)	Net sales attributed to the geographic areas represent net sales to external customers. No non-U.S. country had net sales in excess of 10% of consolidated net sales or long-lived assets in excess of 10% of consolidated long-lived assets at December 31, 2011.

(2)	Total long-lived assets are total assets excluding total current assets and deferred tax assets.

New Segment Structure

On November 3, 2011, we announced the expected establishment of new business units for our segment reporting structure. The new segment reporting structure will consist of three global business units. This new structure is expected to be implemented in 2012 and will replace our existing seven business unit structure and Diversey’s legacy four region-based structure.

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

Until the new organization is implemented, we will continue to report our segment results using the following segment structure: Food Packaging, Food Solutions, Protective Packaging, Diversey, and an Other category. Additionally, there will be no immediate changes in how we manage our business with our customers, including the products, solutions and services we provide, however, our businesses will pursue revenue synergy opportunities where available.

Note 5  Inventories

The following table details our inventories and the reduction of certain inventories to a LIFO basis:

	December 31,
	2011	2010
Inventories (at FIFO, which approximates replacement value):
Raw materials	$154.3	$94.5
Work in process	122.8	112.6
Finished goods	574.3	337.8

Subtotal (at FIFO)	851.4	544.9
Reduction of certain inventories to LIFO basis	(53.3)	(49.1)

Total	$798.1	$495.8

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

We determine the value of our legacy Sealed Air non-equipment U.S. inventories by the last-in, first-out or LIFO inventory method. U.S. inventories determined by the LIFO method were $121 million at December 31, 2011 and $102 million at December 31, 2010.

Note 6  Property and Equipment, net

The following table details our property and equipment, net, at December 31, 2011 and 2010.

	December 31,
	2011	2010
Land and improvements	$167.7	$53.0
Buildings	697.2	620.1
Machinery and equipment	2,470.9	2,325.8
Other property and equipment	170.7	106.3
Construction-in-progress	104.4	43.6

	3,610.9	3,148.8
Accumulated depreciation and amortization	(2,288.8)	(2,200.5)

Property and equipment, net	$1,322.1	$948.3

The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment for the three years ended December 31, 2011.

	December 31,
	2011	2010	2009
Interest cost capitalized	$4.2	$3.7	$6.7
Depreciation and amortization expense for property and equipment	148.2	143.5	142.8

Note 7  Goodwill and Identifiable Intangible Assets

Goodwill

The following table shows our goodwill balances by our segment reporting structure.

	Carrying Value at December 31, 2010	Goodwill Acquired	Impact of Foreign Currency Translation	Carrying Value at December 31, 2011
Food Packaging	$382.9	$8.7	$0.1	$391.7
Food Solutions	147.9	—	—	147.9
Protective Packaging	1,259.6	—	0.4	1,260.0
Diversey	—	2,282.6	(19.0)	2,263.6
Other category	155.5	1.8	—	157.3

Total	$1,945.9	$2,293.1	$(18.5)	$4,220.5

2011 Annual Goodwill Impairment Test

We test goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and at other times if events or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. During 2011, we determined that there were no events or changes in circumstances that had occurred that would indicate that the fair value of any of our reporting units may be below its carrying value.

In the fourth quarter of 2011, we completed step one of our annual impairment test and fair value analysis for goodwill, and there were no impairments present and no impairment charge was recorded. We had the estimated fair values updated for all of our reporting units, except for the New Ventures reporting unit because this reporting unit does not have any goodwill included in its net asset value.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The excess of estimated fair values over carrying value, including goodwill, for each of our reporting units as of the 2011 annual test date were the following:

Reporting Unit	% By Which Estimated Fair Value Exceeds Carrying Value
Food Packaging	226%
Food Solutions	216
Protective Packaging	18
Shrink Packaging	70
Specialty Materials	27
Medical Applications	93

Although we determined that there was no goodwill impairment in 2011, the future occurrence of a potential indicator of impairment, such as a decrease in expected net earnings, adverse equity market conditions, a decline in current market multiples, a decline in our common stock price, a significant adverse change in legal factors or business climates, an adverse action or assessment by a regulator, unanticipated competition, strategic decisions made in response to economic or competitive conditions, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could require an interim assessment for some or all of the reporting units before the next required annual assessment. In the event of significant adverse changes of the nature described above, we might have to recognize a non-cash impairment of goodwill, which could have a material adverse effect on our consolidated financial condition and results of operations.

Identifiable Intangible Assets

The following tables summarize our identifiable intangible assets with definite and indefinite useful lives.

	December 31,
	2011	2010
Gross carrying value	$2,181.4	$113.2
Accumulated amortization	(78.2)	(35.2)

Total	$2,103.2	$78.0

These intangible assets include $909 million of intangible assets that we have determined to have indefinite useful lives, which primarily includes intangible assets acquired in connection with the acquisition of Diversey. See Note 3, “Acquisition of Diversey Holdings, Inc.,” for more details.

Below is the amortization expense of our intangible assets for the three years ended December 31, 2011.

	December 31,
	2011	2010	2009
Amortization expense of intangible assets acquired	$41.3	$11.2	$11.7

The following table shows the remaining estimated future amortization expense at December 31, 2011.

2012	$134.2
2013	132.7
2014	131.0
2015	99.1
2016	98.1
Thereafter	598.9

Total	$1,194.0

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 8  Accounts Receivable Securitization Program

We and a group of our U.S. subsidiaries maintain an accounts receivable securitization program with a bank and an issuer of commercial paper administered by the bank. As of December 31, 2011, the maximum purchase limit for receivable interests was $125 million, subject to the availability limits described below.

The amounts available from time to time under the program may be less than $125 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. During 2011, the level of eligible assets available under the program was lower than $125 million primarily due to our current credit ratings. As a result, the amount available to us under the program was $92 million at December 31, 2011. Although we do not believe that these restrictive provisions presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.

As of December 31, 2011 and 2010, we had no amounts outstanding under this program, and we did not utilize this program during 2011.

The overall program is scheduled to expire in December 2012. In addition, the program includes a bank financing commitment that must be renewed annually. The bank financing commitment was renewed on December 2, 2011.

Under this receivables program, two of our primary subsidiaries, Cryovac, Inc. and Sealed Air Corporation (US), sell all of their eligible U.S. accounts receivable to Sealed Air Funding Corporation, or SA Funding, an indirectly wholly-owned subsidiary of ours that was formed for the sole purpose of entering into the receivables program. SA Funding in turn may sell undivided ownership interests in these receivables to the issuer of commercial paper or to the bank, subject to specified conditions, up to a maximum of $125 million of receivables interests outstanding from time to time.

SA Funding retains the receivables it purchases from the operating subsidiaries, except those as to which it sells receivables interests to the purchasers under the program. We have structured the sales of accounts receivable by the operating subsidiaries to SA Funding and the sales of receivables interests from SA Funding to the purchasers as “true sales” under applicable laws. The assets of SA Funding are not available to pay any of our creditors or creditors of other subsidiaries or affiliates.

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

Under limited circumstances, the bank and the issuer of commercial paper can end purchases of receivables interests before the above dates. A failure to comply with interest coverage, debt leverage ratios or various other ratios related to our receivables collection experience could result in termination of the receivables program. We were in compliance with these ratios at December 31, 2011 and 2010. During September 2011, we amended the program to remove a credit rating-based event of termination. In addition, as part of the renewal of the bank financing commitment in December 2011, certain definitions in the facility were amended to be consistent with the definitions under Sealed Air Corporation’s new Credit Facility.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 9    Restructuring Activities

2011-2014 Integration and Optimization Program

On December 14, 2011, we announced to our senior management the commencement of a restructuring program associated with the integration of Diversey’s business following our acquisition of Diversey on October 3, 2011. The program primarily consists of (i) a reduction in headcount, (ii) the consolidation of facilities, and (iii) the consolidation and streamlining of certain customer and vendor contracts and relationships and is expected to be completed by the end of 2014.

The associated costs and related restructuring charges for this program in the three months and the year ended December 31, 2011 are included in the table below. We currently anticipate the total associated costs and restructuring charges related to this program to be in the range of $165 million to $185 million through 2014, although the actual timing of these charges is subject to change due to a variety of factors.

Three Months and Year Ended December 31, 2011
Restructuring charges	$52.9

The restructuring charges included in the table above are for termination and benefits costs, including $38 million of SARs that were previously issued to Diversey employees as a portion of the consideration of the acquisition of Diversey. See Note 3, “Acquisition of Diversey Holdings, Inc.,” for further discussion. These charges were included in restructuring and other charges on the consolidated statements of operations and included in our Diversey segment.

The components of the restructuring accrual, spending and other activity through December 31, 2011 and the accrual balance remaining at December 31, 2011 were as follows:

Original restructuring accrual	$52.9
Cash payments during 2011	(28.6)

Restructuring accrual at December 31, 2011	$24.3

The Company expects to pay $20 million of the accrual balance remaining at December 31, 2011 within the next twelve months. This amount is included in other current liabilities on the consolidated balance sheet at December 31, 2011. The remaining accrual of $4 million is expected to be paid in 2013 and is included in other liabilities on the consolidated balance sheet at December 31, 2011.

European Principal Company (“EPC”)

In May 2011, before the acquisition of Diversey, Diversey approved, subject to successful works council consultations, plans to reorganize its European operations to function under a centralized management and value chain model. After completing the reorganization in 2012, the EPC, based in the Netherlands, is expected to centrally manage Diversey’s European operations. The European subsidiaries will execute sales and distribution locally, and local production companies will act as toll manufacturers on behalf of the EPC.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As part of the planning for this reorganization, in the fourth quarter of 2011, we recognized associated costs of $4 million, which are included in marketing, administrative and development expenses in the consolidated statements of operations, and restructuring charges for termination benefits of $1 million.

Note 10    Other Liabilities

The following tables detail our other current liabilities and other liabilities at December 31, 2011 and 2010:

	December 31,
	2011	2010
Other current liabilities:
Accrued salaries, wages and related costs	$275.7	$139.6
Accrued operating expenses	240.1	117.4
Income taxes payable	65.9	28.0
Accrued customer volume rebates	186.5	66.0
Accrued interest	65.8	31.3
Accrued employee benefit liability	9.8	2.6

Total	$843.8	$384.9

	December 31,
	2011	2010
Other liabilities:
Accrued employee benefit liability	$276.1	$85.1
Other postretirement liability	68.9	2.5
Other various liabilities	272.9	55.3

Total	$617.9	$142.9

Note 11    Debt and Credit Facilities

Our total debt outstanding consisted of the amounts set forth on the following table:

	December 31, 2011	December 31, 2010
Short-term borrowings	$34.5	$23.5
Current portion of long-term debt	1.9	6.5

Total current debt	36.4	30.0
5.625% Senior Notes due July 2013, less unamortized discount of $0.3 in 2011 and $0.4 in 2010(1)	401.0	399.4
12% Senior Notes due February 2014(1)	156.3	156.0
Term Loan A Facility due October 2016, less unamortized lender fees of $22.7 in 2011	989.9	—
7.875% Senior Notes due June 2017, less unamortized discount of $6.5 in 2011 and $7.4 in 2010	393.5	392.6
Term Loan B Facility due October 2018, less unamortized lender fees of $21.3, and unamortized discount of $26.5 in 2011	1,118.8	—
8.125% Senior Notes due September 2019	750.0	—
8.375% Senior Notes due September 2021	750.0	—
6.875% Senior Notes due July 2033, less unamortized discount of $1.4 in 2011 and $1.5 in 2010	448.6	448.5
Other	2.8	2.7

Total long-term debt, less current portion	5,010.9	1,399.2

Total debt	$5,047.3	$1,429.2

(1)	Amount includes adjustments due to interest rate swaps. See “Interest Rate Swaps,” of Note 12, “Derivatives and Hedging Activities,” for further discussion.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

2011 Activity

New Credit Facility

In connection with the funding of the cash consideration for the acquisition and the repayment of existing indebtedness of Diversey and to provide for ongoing liquidity requirements, on October 3, 2011, we entered into a senior secured credit facility (the “Credit Facility”). The Credit Facility consists of: (a) a $1.1 billion multicurrency term loan A facility denominated in U.S. dollars, Canadian dollars, euros and Japanese yen, (“Term Loan A Facility”), (b) a $1.2 billion multicurrency term loan B facility denominated in U.S. dollars and euros (“Term Loan B Facility”) and (c) a $700 million revolving facility available in U.S. dollars, Canadian dollars, euros and Australian dollars (“Revolving Credit Facility”). The U.S. dollar denominated tranche of the Term Loan B Facility was sold to investors at 98% of its principal amount, and the euro-denominated tranche of the Term Loan B Facility was sold to investors at 97% of its principal amount.

The Term Loan A Facility and the Credit Facility each have a five-year term and bear interest at either LIBOR or base rate (or an equivalent rate in the relevant currency) plus 250 basis points (bps) per annum in the case of LIBOR loans and 150 bps per annum in the case of base rate loans, provided that the interest rates shall be decreased to 225 bps and 125 bps, respectively, upon achievement of a specified leverage ratio. The Term Loan B Facility has a seven-year term. The U.S. dollar-denominated tranche bears interest at either LIBOR or base rate plus 375 bps per annum in the case of LIBOR loans and 275 bps per annum in the case of base rate loans, and the euro-denominated tranche bears interest at either EURIBOR or base rate plus 450 bps per annum in the case of EURIBOR loans and 350 bps per annum in the case of base rate loans. LIBOR and EURIBOR are subject to a 1.0% floor under the Term Loan B Facility tranches. Our obligations under the Credit Facility have been guaranteed by certain of Sealed Air’s subsidiaries and secured by pledges of certain assets and the capital stock of certain of our subsidiaries.

As a result of the transactions mentioned above we recorded $28 million of original issuance discounts on the term loans. This amount is included in the carrying amount of the respective term loans. We also recorded $48 million of lender fees related to the transactions mentioned above. These fees are also included in the carrying amount of the respective debt instruments. In addition, we recorded $51 million of non-lender fees related to the transactions mentioned above. These fees are included in other assets on our consolidated balance sheet.

The amortization expense of the original issuance discount, and lender and non-lender fees are calculated using the effective interest rate method over the life of the respective debt instrument. Total amortization expense in 2011 related to the debt instruments above was $8 million and is included in interest expense on our consolidated statements of operations.

Effective October 3, 2011, we terminated our former global credit facility and European credit facility and replaced them with the Revolving Credit Facility. The Revolving Credit Facility may be used for working capital needs and general corporate purposes, including the payment of the amounts required upon effectiveness of the Settlement agreement. We did not use our former global credit facility and European credit facility in the years ended December 31, 2011 and 2010. We used our Revolving Credit Facility for a short time period in connection with the acquisition of Diversey. Interest paid for the year ended December 31, 2011 under the Revolving Credit Facility was immaterial. There were no amounts outstanding under the Revolving Credit Facility at December 31, 2011.

The Credit Facility provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, the fact that any representation or warranty made by Sealed Air is false in any material respect, certain insolvency or receivership events affecting Sealed Air and its subsidiaries and a change in control of Sealed Air. For certain events of default, the commitments of the lenders will be automatically terminated, and all outstanding obligations of Sealed Air under the Credit Facility may be declared immediately due and payable.

Senior Notes

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

The Notes and their related guarantees were offered only to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons in transactions outside the United States under Regulation S of the Securities Act. The Notes have not been registered under the Securities Act, and, unless so registered, may not be offered or sold in the United States absent registration or an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and other applicable securities laws.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

We issued these notes in February 2009 for an aggregate principal amount of $300 million in a private offering. The notes were sold pursuant to the Note Purchase Agreement dated February 6, 2009 by and among us, subsidiaries of Berkshire Hathaway Inc. and Davis Selected Advisers, L.P. As indicated in a Schedule 13G/A dated February 22, 2012 filed with the SEC, Davis Selected Advisers, L.P. indicated that it had beneficial ownership of 14,577,029 shares of our common stock, or approximately 7.6% of the then outstanding shares of our common stock.

These notes were sold to the purchasers at a price of 100% of the principal amount. Interest on the notes is payable semiannually in arrears on February 15 and August 15 of each year, commencing on August 15, 2009. These senior notes rank equally with all of our other unsecured and unsubordinated indebtedness from time to time outstanding. The indenture imposes limitations on our operations and those of specified subsidiaries that are substantially equivalent to those contained in the indentures relating to our other outstanding senior notes and discussed below under “Covenants.” The indenture does not provide an option for us to redeem these notes prior to their maturity.

Lines of Credit

The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including the Revolving Credit Facility, former global credit facility and European credit facility discussed above and the amounts available under our accounts receivable securitization program. We are not subject to any material compensating balance requirements in connection with our lines of credit.

	December 31, 2011	December 31, 2010
Used lines of credit	$34.5	$23.5
Unused lines of credit	1,028.7	902.8

Total available lines of credit	$1,063.2	$926.3

Available lines of credit — committed	$703.9	$671.2
Available lines of credit — uncommitted	359.3	255.1

Total available lines of credit	$1,063.2	$926.3

Accounts receivable securitization program — committed(1)	$92.0	$91.0

(1)	See Note 8, “Accounts Receivable Securitization Program,” for further details of this program.

Other Lines of Credit

Substantially all our short-term borrowings of $35 million at December 31, 2011 and $24 million at December 31, 2010 were outstanding under lines of credit available to several of our foreign subsidiaries. The following table details our other lines of credit.

	December 31, 2011	December 31, 2010
Available lines of credit	$363.2	$257.8
Unused lines of credit	328.7	234.3
Weighted average interest rate	2.6%	7.4%

Covenants

Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant to maintain a Consolidated Net Debt to Consolidated EBITDA (as defined in the Credit Facility). We were in compliance with the above financial covenants and limitations, as applicable, at December 31, 2011.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Debt Maturities

Scheduled annual maturities for the next five years and thereafter of our long-term debt, including the current portion of long-term debt. This schedule excludes debt discounts, interest rate swaps and lender fees.

2012	$1.9
2013	522.6
2014	313.1
2015	354.5
2016	422.5
Thereafter	3,469.4

Total	$5,084.0

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

Foreign Currency Forward Contracts Not Designated as Hedges

Our subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purposes of our foreign currency hedging activities are to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies and to minimize the impact of the changes in foreign currencies related to foreign currency denominated interest-bearing intercompany loans and receivables and payables. The changes in fair value of these derivative contracts are recognized in other expense, net, on our consolidated statements of operations and are largely offset by the remeasurement of the underlying foreign currency denominated items indicated above. These contracts have original maturities of less than 12 months.

The estimated fair value of these derivative contracts, which represents the estimated net balance that would be paid or that would be received by us in the event of their termination, based on the then current foreign currency exchange rates, was a net current asset of $15 million at December 31, 2011 and a net current liability of $0.3 million at December 31, 2010.

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

Net unrealized after tax gains (losses) related to these contracts that were included in other comprehensive income for the years ended December 31, 2011 and 2010 were immaterial. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Interest Rate Swaps

From time to time, we may use interest rate swaps to manage our mix of fixed and floating interest rates on our outstanding indebtedness.

At December 31, 2011, we had outstanding interest rate swaps related to our 12% Senior Notes that qualified and were designated as fair value hedges.

In the fourth quarter of 2011, we terminated or offset interest rate swaps on our 5.625% Senior Notes and a portion of our 12% Senior Notes. As a result, we received cash of $7 million related to these terminations and recognized a reduction of interest expense of $1 million and an increase of $6 million in the carrying amount of our 12% Senior Notes and our 5.625% Senior Notes, which is being amortized over the remaining maturities of these notes and included in interest expense on our consolidated statements of operations.

We also recorded a mark-to-market adjustment to record an increase of $2 million at December 31, 2011 in the carrying amount of our 12% Senior Notes due to changes in interest rates and an offsetting increase to other assets at December 31, 2011 to record the fair value of the remaining outstanding interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.

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

Under the terms of most of our outstanding interest rate swap agreements in 2011, we received interest at a fixed rate and paid interest at variable rates that were based on the one-month LIBOR. The remaining portion of our outstanding interest rate swap agreements in 2011 were based on the six-month LIBOR. As a result of our interest rate swap agreements, interest expense was reduced by $3 million in 2011 and $5 million in 2010.

Other Derivative Instruments

We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to foreign exchange rates and interest rate and currency swaps related to access to international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At December 31, 2011 and 2010, we had no foreign exchange options or interest rate and currency swap agreements outstanding.

See Note 13, “Fair Value Measurements and Other Financial Instruments,” for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Fair Value of Derivative Instruments

The following table details the fair value of our derivative instruments included on our consolidated balance sheets.

	Fair Value of Asset Derivatives(1)		Fair Value of (Liability) Derivatives(1)
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Foreign currency forward contracts (cash flow hedges)	$0.5	$0.1	$(0.6)	$—
Interest rate swaps (fair value hedges)	2.1	6.0	—	(0.2)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	18.0	0.5	(3.0)	(0.8)

Total	$20.6	$6.6	$(3.6)	$(1.0)

(1)	Asset derivatives were included in other assets for the foreign currency forward contracts and for the interest rate swaps. Liability derivatives were included in other liabilities for foreign currency forward contracts and for the interest rate swaps.

The following table details the effect of our derivative instruments on our consolidated statements of operations.

	Amount of Gain (Loss) Recognized in Earnings on Derivatives(1) Year Ended December 31,
	2011	2010
Derivatives designated as hedging instruments:
Interest rate swaps	$4.1	$4.5
Foreign currency forward contracts(2)	0.4	0.5
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(2)	5.3	(6.0)

Total	$9.8	$(1.0)

(1)	Amounts recognized on the foreign currency forward contracts were included in other expense, net. Amounts recognized on the interest rate swaps were included in interest expense and do not include the gain recognized from the termination of interest rate swaps in connection with the partial redemption of the 12% Senior Notes in 2010.

(2)	The net gains and (losses) included above were substantially offset by the net (losses) and gains resulting from the remeasurement of the underlying foreign currency denominated items, which are included in other expense, net, on the consolidated statement of operations. The underlying foreign currency denominated items include receivables and payables and interest-bearing intercompany loans and receivables and payables. See "Foreign Currency Forward Contracts Not Designated as Hedges" above for further information.

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

December 31, 2011	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$148.9	$—	$148.9	$—

Derivative financial instruments net asset:
Interest rate swaps	$2.1	$—	$2.1	$—

Foreign currency forward contracts	$14.9	$—	$14.9	$—

December 31, 2010	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$163.4	$53.4	$110.0	$—

Derivative financial instrument net asset:
Interest rate swaps	$5.8	$—	$5.8	$—

Derivative financial instrument net liability:
Foreign currency forward contracts	$0.2	$—	$0.2	$—

Cash Equivalents

Our cash equivalents at December 31, 2011 consisted of commercial paper and money market accounts (fair value determined using Level 2 inputs). Our cash equivalents at December 31, 2010 consisted of investments in U.S. Treasury obligations (fair value determined using Level 1 inputs) and commercial paper (fair value determined using Level 2 inputs). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

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

Counterparties to these foreign currency forward contracts and interest rate swaps are rated at least A- by Standard & Poor’s and A3 by Moody’s. None of these counterparties experienced any significant ratings downgrades for the year ended December 31, 2011. Credit ratings on some of our counterparties may change during the term of our financial instruments. We closely monitor our counterparties’ credit ratings and if necessary will make any appropriate changes to our financial instruments. The fair value generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date.

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

    Other liabilities that are recorded at carrying value on our consolidated balance sheets include our senior notes. We utilize a market approach to calculate the fair value of our senior notes. Due to their limited investor base and the face value of some of our senior notes, they may not be actively traded on the date we calculate their fair value. Therefore, we may utilize prices and other relevant information generated by market transactions involving similar securities, reflecting U.S. Treasury yields to calculate the yield to maturity and the price on some of our senior notes. These inputs are provided by an independent third party and are considered to be Level 2 inputs.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

The table below shows the carrying amounts and estimated fair values of our total debt:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.625% Senior Notes due July 2013(1)	$401.0	$414.1	$399.4	$423.1
12% Senior Notes due February 2014(1)	156.3	179.8	156.0	196.5
Term Loan A Facility due October 2016(2)	989.9	989.9	—	—
7.875% Senior Notes due June 2017	393.5	426.0	392.6	438.8
Term Loan B Facility due October 2018(2)	1,118.8	1,118.8	—	—
8.125% Senior Notes due September 2019	750.0	824.5	—	—
8.375% Senior Notes due September 2021	750.0	826.9	—	—
6.875% Senior Notes due July 2033	448.6	389.3	448.5	415.1
Other foreign loans	37.8	37.4	26.2	26.0
Other domestic loans	1.4	1.3	6.5	6.5

Total debt	$5,047.3	$5,208.0	$1,429.2	$1,506.0

(1)	The carrying value and fair value of such debt include adjustments due to interest rate swaps. See Note 12, “Derivatives and Hedging Activities.”

(2)	Includes non-U.S. dollar tranches.

Credit and Market Risk

Financial instruments, including derivatives, expose us to counterparty credit risk for nonperformance and to market risk related to changes in interest or currency exchange rates. We manage our exposure to counterparty credit risk through specific minimum credit standards, establishing credit limits, diversification of counterparties, and procedures to monitor concentrations of credit risk.

We do not expect any of our counterparties in derivative transactions to fail to perform as it is our policy to have counterparties to these contracts that are rated at least A- by Standard & Poor’s and A3 by Moody’s. Nevertheless, there is a risk that our exposure to losses arising out of derivative contracts could be material if the counterparties to these agreements fail to perform their obligations. We will replace counterparties if a credit downgrade is deemed to increase our risk to unacceptable levels.

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

Note 14    Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans

Profit Sharing and Retirement Savings Plans

Legacy Sealed Air has a qualified non-contributory profit sharing plan covering most of its U.S. employees. Contributions to this plan, which are made at the discretion of our Board of Directors, may be made in cash, shares of our common stock, or in a combination of cash

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

and shares of our common stock. We also maintain qualified contributory retirement savings plans in which most of our U.S. employees are eligible to participate. The qualified contributory retirement savings plans generally provide for our contributions in cash based upon the amount contributed to the plans by the participants.

Our contributions to or provisions for the profit sharing plan and retirement savings plans are charged to operations and amounted to $32 million in 2011, $27 million in 2010 and $38 million in 2009. No shares of our common stock were contributed in 2011, while 0.3 million shares were contributed in 2010 as part of our contribution to the profit sharing plan. These shares were issued out of treasury stock.

We have various international defined contribution benefit plans which cover certain employees. We have expanded use of these plans in select countries where they have been used to supplement or replace defined benefit plans.

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

United States

A number of our U.S. employees, including some employees who are covered by collective bargaining agreements, participate in defined benefit pension plans. The following table presents our funded status for 2011 and 2010 for our U.S. pension plans. The measurement date for the defined benefit pension plans presented below is December 31 of each period.

	2011	2010
Change in benefit obligation:
Projected benefit obligation at beginning of period	$54.8	$55.1
Service cost	1.1	1.0
Interest cost	4.8	2.8
Actuarial (gain) loss	10.2	(1.9)
Benefits paid	(9.3)	(2.2)
Acquisition of Diversey	150.5	—

Projected benefit obligation at end of period	$212.1	$54.8

Change in plan assets:
Fair value of plan assets at beginning of period	$40.8	$37.9
Actual gain on plan assets	7.5	3.9
Employer contributions	4.4	1.2
Benefits paid	(9.3)	(2.2)
Acquisition of Diversey	127.8	—

Fair value of plan assets at end of period	171.2	40.8

Underfunded status at end of year	$(40.9)	$(14.0)

Amounts included on the consolidated balance sheets consisted of other liabilities of $41 million in 2011 and $14.0 million in 2010.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table shows the components of our net periodic benefit cost for the three years ended December 31, 2011, for our U.S. pension plans charged to operations.

	2011	2010	2009
Components of net periodic benefit cost:
Service cost	$1.1	$1.0	$1.5
Interest cost	4.8	2.8	3.1
Expected return on plan assets	(5.1)	(2.7)	(2.6)
Amortization of net prior service cost	0.2	0.3	0.5
Amortization of net actuarial loss	1.3	1.2	1.4

Net periodic benefit cost	$2.3	$2.6	$3.9

The amounts in accumulated other comprehensive loss, net of taxes, that have not yet been recognized as components of net periodic benefit cost at December 31, 2011, are:

Unrecognized prior service costs	$0.5
Unrecognized net actuarial loss	23.7

Total	$24.2

Changes in plan assets and benefit obligations recognized in other comprehensive loss in 2011 were as follows:

Current year actuarial gain	$7.8
Amortization of actuarial loss	(1.3)
Amortization of prior service cost	(0.2)

Total recognized in other comprehensive loss	$6.3

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2012 are as follows:

Unrecognized prior service costs	$0.2
Unrecognized net actuarial loss	2.0

Total	$2.2

Information for plans with accumulated benefit obligations in excess of plan assets as of December 31, 2011 is as follows:

Accumulated benefit obligation	$207.5
Fair value of plan assets	171.2

Actuarial Assumptions

Weighted average assumptions used to determine benefit obligations at December 31, 2011 and 2010 were as follows:

	2011	2010
Discount rate	4.6%	5.4%
Rate of compensation increase	3.5	3.5

Weighted average assumptions used to determine net periodic benefit cost for the three years ended December 31, 2011 were as follows:

	2011	2010	2009
Discount rate	4.9%	5.5%	6.0%
Expected long-term rate of return	6.7	7.3	8.0
Rate of compensation increase	3.5	3.5	3.5

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Estimated Future Benefit Payments

We expect the following estimated future benefit payments, which reflect expected future service as appropriate, to be paid in the years indicated below:

Year	Amount
2012	$11.4
2013	12.8
2014	11.7
2015	12.4
2016	14.7
2017 — 2021	71.7

We expect to contribute approximately $4 million of cash to our U.S. defined benefit plans in 2012.

Plan Assets

We review the expected long-term rate of return on plan assets annually, taking into consideration our asset allocation, historical returns, and the current economic environment.

Our long-term objectives for plan investments are to ensure that (a) there is an adequate level of assets to support benefit obligations to participants over the life of the plans, (b) there is sufficient liquidity in plan assets to cover current benefit obligations, and (c) there is a high level of investment return consistent with a prudent level of investment risk. The investment strategy is focused on a long-term total return in excess of a pure fixed income strategy with short-term volatility less than that of a pure equity strategy. To accomplish this objective, we cause assets to be invested in a balanced and diversified mix of equity and fixed income investments. The target asset allocation will typically be 40-50% in equity securities, with a maximum equity allocation of 70%, and 50-60% in fixed income securities, with a minimum fixed income allocation of 30% including cash.

The fair values of our U.S. pension plan assets, by asset category and by the level of fair values at December 31, 2011, are as follows:

Asset Category	Total Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents(1)	$4.2	$—	$4.2	$—
Fixed income funds (2)	96.4	—	96.4	—
Equity funds (3)	64.8	—	64.8	—
Other (4)	5.8	—	0.5	5.3

Total	$171.2	$—	$165.9	$5.3

(1)

Short-term investment fund that invests in a collective trust that holds short-term highly liquid investments with principal preservation and daily liquidity as its primary objectives. Investments are primarily comprised of certificates of deposit, U.S. government treasuries, commercial paper, and time deposits.

(2)

A diversified portfolio of publicly traded government bonds, corporate bonds, and mortgage-backed securities. There are no restrictions on these investments and they are valued at the net asset value of the shares held at year end, which are supported by the value of the underlying securities and by the unit prices of actual purchase and sale transactions occurring as of or close to the financial statement date.

(3)

A diversified portfolio of publicly traded domestic and international common stock. There are no restrictions on these investments, and they are valued at the net asset value of the shares held at year end, which are supported by the values of the underlying securities and by the unit prices of actual purchase and sale transactions occurring as of or close to the financial statement date.

(4)

More than 90% is invested in real estate funds with less than $0.5 million invested in alternative investments such as private equity funds, hedge funds and commodities. The level 3 amount were from Diversey’s plans.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

International

Some of our non-U.S. employees participate in defined benefit pension plans in their respective countries. The following table presents our funded status for 2011 and 2010 for our non-U.S. pension plans. The measurement date for the defined benefit pension plans presented below is December 31 of each period.

	2011	2010
Change in benefit obligation:
Projected benefit obligation at beginning of period	$285.9	$289.7
Service cost	8.6	5.5
Interest cost	23.1	15.5
Actuarial (gain) loss	24.3	(9.0)
Settlement/curtailment	(6.9)	(2.3)
Benefits paid	(20.7)	(13.0)
Employee contributions	2.3	1.4
Other	3.0	(1.3)
Foreign exchange impact	(4.8)	(0.6)
Acquisition of Diversey	614.0	—

Projected benefit obligation at end of period	$928.8	$285.9

Change in plan assets:
Fair value of plan assets at beginning of period	$218.3	$204.0
Actual gain on plan assets	31.9	15.8
Employer contributions	23.5	9.3
Employee contributions	2.3	1.4
Benefits paid	(20.7)	(13.0)
Assets transferred to defined contribution plan	—	—
Settlement/curtailment	(7.0)	(0.8)
Other	4.1	(1.9)
Foreign exchange impact	(2.8)	3.5
Acquisition of Diversey	501.2	—

Fair value of plan assets at end of period	750.8	218.3

Underfunded status at end of year	$(178.0)	$(67.6)

Amounts included on the consolidated balance sheets consisted of:

	2011	2010
Other assets	$62.3	$6.1
Other current liabilities	(5.1)	(2.6)
Other liabilities	(235.2)	(71.1)

Net amount recognized	$(178.0)	$(67.6)

The following table shows the components of our net periodic benefit cost for the three years ended December 31, 2011 for our non-U.S. pension plans charged to operations.

	2011	2010	2009
Components of net periodic benefit cost:
Service cost	$8.6	$5.5	$6.2
Interest cost	23.1	15.5	14.4
Expected return on plan assets	(21.8)	(13.0)	(10.9)
Amortization of net prior service cost	0.1	0.1	0.1
Amortization of net actuarial loss	4.2	7.8	6.9

Net periodic benefit cost	$14.2	$15.9	$16.7

The amounts in accumulated other comprehensive loss, net of taxes, that have not yet been recognized as components of net periodic benefit cost at December 31, 2011 are:

Unrecognized prior service costs	$0.5
Unrecognized net actuarial loss	62.1

Total	$62.6

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Changes in plan assets and benefit obligations recognized in other comprehensive loss in 2011 were as follows:

Current year actuarial loss	$14.2
Amortization of actuarial loss	(4.2)
Amortization of prior service cost	(0.1)
Settlement/curtailment loss	(2.6)
Other	(1.1)
Effects of changes in foreign currency exchange rates	(0.2)

Total recognized in other comprehensive loss	$6.0

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2012 are as follows:

Unrecognized prior service costs	$—
Unrecognized net actuarial loss	4.9

Total	$4.9

Information for plans with accumulated benefit obligations in excess of plan assets as of December 31, 2011 is as follows:

Accumulated benefit obligation	$504.9
Fair value of plan assets	299.8

Actuarial Assumptions

Weighted average assumptions used to determine benefit obligations at December 31, 2011 and 2010 were as follows:

	2011	2010
Discount rate	4.3%	5.7%
Rate of compensation increase	2.8%	3.5%

Weighted average assumptions used to determine net periodic benefit cost for the three years ended December 31, 2011 were as follows:

	2011	2010	2009
Discount rate	4.6%	5.6%	6.0%
Expected long-term rate of return	5.8	6.8	6.6
Rate of compensation increase	2.9	3.9	3.6

Estimated Future Benefit Payments

We expect the following estimated future benefit payments, which reflect expected future service as appropriate, to be paid in the years indicated:

Year	Amount
2012	$40.6
2013	43.5
2014	39.3
2015	42.8
2016	45.0
2017 — 2021	$230.3

We expect to contribute approximately $35 million of cash to our non-U.S. defined benefit plans in 2012.

Plan Assets

We review the expected long-term rate of return on plan assets annually, taking into consideration our asset allocation, historical returns, and the current economic environment.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

The fair values of our non-U.S. pension plan assets, by asset category and by the level of fair values at December 31, 2011, are as follows:

Asset Category	Total Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents(1)	$15.3	$8.2	$7.1	$—
Fixed income funds(2)	383.0	—	383.0	—
Equity funds(3)	257.4	—	257.4	—
Insurance asset(4)	15.4	—	—	15.4
Other (5)	79.7	—	43.4	36.3

Total	$750.8	$8.2	$690.9	$51.7

(1)

Short-term investment fund that invests in a collective trust that holds short-term highly liquid investments with principal preservation and daily liquidity as its primary objectives. Investments are primarily comprised of certificates of deposit, government securities, commercial paper, and time deposits.

(2)

Fixed income funds that invest in a diversified portfolio primarily consisting of publicly traded government bonds, corporate bonds and mortgage-backed securities. There are no restrictions on these investments, and they are valued at the net asset value of shares held at year end.

(3)

Equity funds that invest in a diversified portfolio of publicly traded domestic and international common stock, with an emphasis in European equities. There are no restrictions on these investments, and they are valued at the net asset value of shares held at year end.

(4)

Represents a guaranteed insurance contract for one of our European plans. This plan asset includes company and employee contributions and accumulated interest income at a guaranteed stated interest rate and provides for benefit payments and plan expenses.

(5)	The majority of these assets are invested in real estate funds in Diversey’s plans.

The following table shows the activity of our plan assets, which are measured at fair value using Level 3 inputs.

Insurance Asset
Balance at December 31, 2010	$14.6
Employer contributions	1.0
Employee contributions	0.4
Actual return on asset	(0.3)
Benefits and expenses paid	(0.2)
Foreign exchange impact	(0.1)

Balance at December 31, 2011	$15.4

Note 15 Other Post-Employment Benefits and Other Employee Benefit Plans

Other Postretirement Benefit Plans – Legacy Diversey

In addition to providing pension benefits, we provide for a portion of healthcare, dental, vision and life insurance benefits for certain retired legacy Diversey employees, primarily in North America. Covered employees retiring on or after attaining age 50 and who have rendered at least ten years of service are entitled to post-retirement healthcare, dental and life insurance benefits. These benefits are subject to deductibles, co-payment provisions and other limitations.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Contributions made by us, net of Medicare Part D subsidies received in the U.S., are reported below as benefits paid. We may change the benefits at any time. We have elected to amortize the transition obligation over a 20-year period. The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans, follows:

Year Ended December 31,
2011
Change in benefit obligations:
Benefit obligation at beginning of period	$—
Service cost	0.3
Interest cost	0.8
Plan participants’ contributions	—
Actuarial loss	3.9
Benefits paid	(1.2)
Loss due to exchange rate movements	0.1
Acquisition of Diversey	81.2
Plan Amendments	(14.0)

Benefit obligation at end of period	$71.1

Change in plan assets:
Fair value of plan assets at beginning of period	$—
Employer contribution	1.2
Plan participants’ contribution	—
Benefits paid	(1.2)

Fair value of plan assets at end of period	$—

Net amount recognized:

Funded status	$(71.1)

Net amount recognized in consolidated balance sheets consists of:
Current liability	$(4.7)
Noncurrent liability	(66.4)

Net amount recognized	$(71.1)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$3.9
Prior service credit	(13.9)

Total	$(10.0)

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The accumulated post-retirement benefit obligations were determined using a weighted-average discount rate of 4.6% at December 31, 2011. The components of net periodic benefit cost for the three months ended December 31, 2011:

Three Months Ended December 31, 2011
Service cost	$0.3
Interest cost	0.8
Amortization of net loss	—
Amortization of prior service credit	(0.1)
Curtailments, settlements and special termination benefits	—

Net periodic benefit cost	$1.0

The amounts in accumulated other comprehensive income as of December 31, 2011 that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

Actuarial (gain) loss	$—
Prior service (credit) cost	(0.9)
Transition (asset) obligation	—

Other Postretirement Benefit Plans – Legacy Sealed Air

We generally do not offer our employees postretirement benefits other than programs that are required by the foreign countries in which we operate. In the U.S., we offer a postretirement healthcare program that is fully funded by the participating retired employees, except as noted below. These programs are not material to our consolidated financial condition and results of operations.

Since March 31, 1998, we have offered to some U.S. employees of the Cryovac packaging business a fixed subsidy applicable to participation in our U.S. postretirement healthcare program. The accrued benefit liability associated with these subsidies amounted to $3 million at December 31, 2011 and 2010. The net periodic postretirement expense and credit components, together with other remaining postretirement healthcare plans, are not material to our consolidated financial statements.

Healthcare Cost Trend Rates

For the year ended December 31, 2011, healthcare cost trend rates were assumed to be 4% for international plans, 8% for U.S. plans in 2012 and decreasing to 5% by 2018, and 9% for Canadian plans in 2012 decreasing to 5% by 2018. The assumed healthcare cost trend rate has an effect on the amounts reported for the healthcare plans. A one percentage point change on assumed healthcare cost trend rates would have the following effect for the year ended December 31, 2011:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$0.1	$(0.1)
Effect on post-retirement benefit obligation	2.7	(2.9)

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Expected post-retirement benefits (net of Medicare Part D subsidies) for each of the next five years and succeeding five years are as follows:

Year	Amount
2012	$4.8
2013	4.8
2014	5.0
2015	4.8
2016	4.6
2017 — 2021	$25.3

  Other Employee Benefit Plans

Discretionary Cash Profit-Sharing Plan – Legacy Diversey

The legacy Diversey portion of the Company has a discretionary cash profit-sharing plan covering certain employees. Under the plan, we had no expense during the three months ended December 31, 2011.

Note 16  Income Taxes

The components of earnings (loss) before income tax provision were as follows:

	2011	2010	2009
Domestic	$(73.6)	$84.0	$127.3
Foreign	289.7	259.4	202.6

Total	$216.1	$343.4	$329.9

The components of the income tax provision were as follows:

	2011	2010	2009
Current tax expense:
Federal	$37.0	$22.1	$35.8
State and local	5.9	5.6	7.1
Foreign	79.7	63.1	59.3

Total current	122.6	90.8	102.2

Deferred tax (benefit), expense:
Federal	(54.4)	2.1	(4.6)
State and local	(5.3)	(2.1)	(0.5)
Foreign	4.1	(3.3)	(11.5)

Total deferred tax benefit	(55.6)	(3.3)	(16.6)

Total provision	$67.0	$87.5	$85.6

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Deferred tax assets (liabilities) consist of the following:

	December 31,
	2011	2010
Settlement agreement and related accrued interest(1)	$383.8	$367.9
Restructuring reserves	10.8	—
Accruals not yet deductible for tax purposes	72.5	17.0
Net operating loss carry forwards	124.5	33.9
Foreign, federal and state credits and investment tax allowances	130.2	9.2
Employee benefit items	145.0	57.2
Other	1.0	4.2

Gross deferred tax assets	867.8	489.4
Valuation allowance	(219.1)	(43.1)

Total deferred tax assets	648.7	446.3

Depreciation and amortization	(73.4)	(48.2)
Unremitted foreign earnings	(149.8)	(47.1)
Inventories	—	(4.7)
Intangibles	(599.0)	(20.2)
Other	(14.9)	(13.3)

Total deferred tax liabilities	(837.1)	(133.5)

Net deferred tax (liabilities) assets	$(188.4)	$312.8

(1)	This deferred tax asset reflects the cash portion of the Settlement agreement and related accrued interest and the fair market value of 18 million shares of our common stock at a post-split price of $17.86 per share based on the price when the Settlement agreement was reached in 2002. However, the value of this deferred tax asset will depend on the price of our common stock at the time it is issued under the Settlement agreement. See Note 17, “Commitments and Contingencies,” for further discussion.

In assessing the need for a valuation allowance, we estimate future taxable earnings, with consideration for the feasibility of ongoing planning strategies and the realizability of tax benefit carry forwards and past operating results, to determine which deferred tax assets are more likely than not to be realized in the future. Changes to tax laws, statutory tax rates and future taxable earnings can have an impact on valuation allowances related to deferred tax assets.

The increase in deferred tax assets is primarily attributable to the acquisition of Diversey. Net operating loss carry forwards relate to foreign net operating loss carry forwards of various Diversey foreign subsidiaries and Diversey state net operating loss carry forwards. The increase in tax credits and investment tax allowances primarily relate to Diversey tax credits in the U.S. and at various foreign subsidiaries. Substantially all of the increase in employee benefit items relate to non-U.S. pension obligations as well as equity and other deferred compensation due to current and former Diversey employees.

Based upon anticipated future results, we have concluded that it is more likely than not that we will realize the $868 million balance of deferred tax assets at December 31, 2011, net of the valuation allowance of $219 million. The valuation allowance primarily relates to the uncertainty of utilizing the following deferred tax assets: $409 million of foreign net operating loss carryforwards, or $110 million on a tax-effected basis, $104 million of foreign and federal tax credits, $908 million of state net operating loss carry forwards, or $42 million on a tax-effected basis, and $13 million of state tax credits. For the year ended December 31, 2011, the valuation allowance increased by $176 million due to $162 million related to the acquisition of Diversey, $3 million that was charged to the income tax provision and $11 million resulting from a net increase to deferred tax assets with a 100% valuation allowance. For the year ended December 31, 2010, the valuation allowance decreased by $4 million, which reduced the income tax provision. For the year ended December 31, 2009, the valuation allowance increased by $7 million, which increased the income tax provision.

As of December 31, 2011, we have foreign net operating loss carryforwards totaling $409 million that expire during the following calendar years (in millions): 2012 - $2; 2013 - $20; 2014 - $7; 2015 - $22; 2016 - $15; 2017 and beyond - $84; and no expiration - $259. The state net operating loss carryforwards totaling $908 million, expire in various amounts over one to 20 years.

As of December 31, 2011, we have foreign and federal foreign tax credit carryforwards and investment allowances totaling $108 million that expire during the following calendar years (in millions): 2015 - $8; 2016 - $20; 2017 and beyond - $60; and no expiration - $20. The state tax credit carryforwards, totaling $13 million, expire in various amounts over one to 20 years.

Net deferred income taxes charged (credited) to stockholders’ equity were $6 million in 2011, $(5) million in 2010 and $4 million in 2009.

The U.S. federal statutory corporate tax rate reconciles to our effective income tax rate as follows:

	2011	2010	2009
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.3	0.6	1.5
Foreign earnings taxed at lower effective rates	(6.3)	(9.2)	(8.7)
Nondeductible acquisition costs	2.5	—	—
U.S. domestic manufacturing deduction	(2.4)	(1.1)	(1.0)
Net change in unrecognized tax benefits	0.4	—	1.7
Other	1.5	0.2	(2.6)

Effective income tax rate	31.0%	25.5%	25.9%

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Unrecognized tax benefits

We are providing the following disclosures related to our unrecognized tax benefits and the effect on our effective income tax rate if recognized.

	Gross	Net
Unrecognized tax benefits at January 1, 2011	$72.5	$64.7
Additions relating to the acquisition of Diversey (included in other liabilities)	182.7	182.7
Additions for tax positions of prior years	2.7	2.7
Reductions for tax positions of prior years	(3.4)	(3.4)

Unrecognized tax benefits at December 31, 2011	$254.5	$246.7

If the unrecognized tax benefits at December 31, 2011 were recognized, our income tax provision would decrease by $201 million, resulting in a substantially lower effective tax rate. As described in Note 17, “Commitments and Contingencies,” in 2011 the Bankruptcy Court has taken various actions with respect to the PI Settlement Plan. Although we do not know whether or when a final plan of reorganization will become effective, it is reasonably possible that within the next 12 months our unrecognized tax benefit position will decrease because of recognizing a portion of the unrecognized tax benefits relating to the Settlement agreement.

We recognize interest and penalties related to unrecognized tax benefits in income tax provision on the consolidated statements of operations. We had a liability of approximately $4 million (of which $2 million represents penalties) at January 1, 2011 and a liability of $32 million (of which $15 million represents penalties) at December 31, 2011 for the payment of interest and penalties (before any tax benefit). In 2011, interest and penalties of $1.5 million (gross) ($1.5 million (net)) were recognized in connection with the related tax accruals for uncertainties in prior years. In addition, interest and penalties of $0.5 million (gross) ($0.5 million (net)) were reversed in connection with the related tax accruals for uncertainties in prior years.

Income Tax Returns

The Internal Revenue Service (the “Service”) has concluded its examination of the legacy Sealed Air U.S. federal income tax returns for all years through 2006. Examination of legacy Diversey U.S. federal income tax returns has also been substantially completed through 2006, but the Service could challenge the Diversey U.S. income tax losses carried forward to subsequent periods.

State income tax returns are generally subject to examination for a period of three to five years after their filing date. We have various state income tax returns in the process of examination.

Income tax returns in foreign jurisdictions have statutes of limitations generally ranging from three to five years after their filing date and except where still under examination or where we are litigating, we have generally concluded all other income tax matters globally for years through 2005. Our foreign income tax returns are under examination in various jurisdictions in which we conduct business and we are litigating certain issues in several jurisdictions. The statute of limitations for tax assessments will expire in many jurisdictions during 2012. It is reasonably possible there could be a reduction of approximately $20 million in unrecognized tax benefits during 2012.

Note 17  Commitments and Contingencies

Cryovac Transaction Commitments and Contingencies

Settlement Agreement and Related Costs

On November 27, 2002, we reached an agreement in principle with the Committees appointed to represent asbestos claimants in the bankruptcy case of W. R. Grace & Co., known as Grace, to resolve all current and future asbestos-related claims made against the Company and our affiliates in connection with the Cryovac transaction described below (as memorialized by the parties in the Settlement agreement and as approved by the Bankruptcy Court, the "Settlement agreement"). The Settlement agreement will also resolve the fraudulent transfer claims and successor liability claims, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies, in connection with the Cryovac transaction. On December 3, 2002, our Board of Directors approved the agreement in principle. We received notice that both of the Committees had approved the agreement in principle as of December 5, 2002. The parties subsequently signed the definitive Settlement agreement as of November 10, 2003 consistent with the

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

terms of the agreement in principle. For a description of the Cryovac transaction, asbestos-related claims and the parties involved, see “Cryovac Transaction” “Discussion of Cryovac Transaction Commitments and Contingencies,” “Fresenius Claims,” “Canadian Claims” and “Additional Matters Related to the Cryovac Transaction" below.

We recorded a pre-tax charge of approximately $850 million as a result of the Settlement agreement on our consolidated statement of operations for the year ended December 31, 2002. The charge consisted of the following items:

•

a charge of $513 million covering a cash payment that we will be required to make under the Settlement agreement upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy. Because we cannot predict when a plan of reorganization may become effective, we recorded this liability as a current liability on our consolidated balance sheet at December 31, 2002. Under the terms of the Settlement agreement, this amount accrues interest at a 5.5% annual rate from December 21, 2002 to the date of payment. We have recorded this interest in interest expense on our consolidated statements of operations and in Settlement agreement and related accrued interest on our consolidated balance sheets. The accrued interest, which is compounded annually, was $319 million at December 31, 2011 and $275 million at December 31, 2010.

•

a non-cash charge of $322 million representing the fair market value at the date we recorded the charge of nine million shares of Sealed Air common stock that we expect to issue under the Settlement agreement upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy, which was adjusted to eighteen million shares due to our two-for-one stock split in March 2007. These shares are subject to customary anti-dilution provisions that adjust for the effects of stock splits, stock dividends and other events affecting our common stock. The fair market value of our common stock was $35.72 per pre-split share ($17.86 post-split) as of the close of business on December 5, 2002. We recorded this amount on our consolidated balance sheet at December 31, 2002 as follows: $0.9 million representing the aggregate par value of these shares of common stock reserved for issuance related to the Settlement agreement, and the remaining $321 million, representing the excess of the aggregate fair market value over the aggregate par value of these common shares, in additional paid-in capital. The diluted net earnings per common share calculations for the years ended December 31, 2011 and 2010 reflect the eighteen million shares of common stock that we have reserved for issuance related to the Settlement agreement.

•	$16 million of legal and related fees as of December 31, 2002.

Settlement agreement and related costs reflected legal and related fees for Settlement-related matters of $1 million in 2011 and in 2010 and $2 million in 2009, which are included in other expense, net, on our consolidated statements of operations.

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

On April 2, 2001, Grace and a number of its subsidiaries filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court in the District of Delaware (the “Bankruptcy Court”). Grace stated that the filing was made in response to a sharply increasing number of asbestos claims since 1999.

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

Committees appointed to represent asbestos claimants in Grace’s bankruptcy case received the court’s permission to pursue fraudulent transfer and other claims against the Company and its subsidiary Cryovac, Inc., and against Fresenius, as discussed below. The claims against Fresenius are based upon a 1996 transaction between Fresenius and W. R. Grace & Co. — Conn. Fresenius is not affiliated with us. In March 2002, the court ordered that the issues of the solvency of Grace following the Cryovac transaction and whether Grace received reasonably equivalent value in the Cryovac transaction would be tried on behalf of all of Grace’s creditors. This proceeding was brought in the U.S. District Court for the District of Delaware (the “District Court”) (Adv. No. 02-02210).

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

With the fraudulent transfer trial set to commence on December 9, 2002, on November 27, 2002, we reached an agreement in principle with the Committees prosecuting the claims against the Company and Cryovac, Inc., to resolve all current and future asbestos-related claims arising from the Cryovac transaction. On the same day, the court entered an order confirming that the parties had reached an amicable resolution of the disputes among the parties and that counsel for us and the Committees had agreed and bound the parties to the terms of the agreement in principle. As discussed above, the agreement in principle called for payment of nine million shares of our common stock and $513 million in cash, plus interest on the cash payment at a 5.5% annual rate starting on December 21, 2002 and ending on the effective date of an appropriate plan of reorganization in the Grace bankruptcy, when we are required to make the payment. These shares are subject to customary anti-dilution provisions that adjust for the effects of stock splits, stock dividends and other events affecting our common stock, and as a result, the number of shares of our common stock that we will

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

issue increased to eighteen million shares upon the two-for-one stock split in March 2007. On December 3, 2002, the Company's Board of Directors approved the agreement in principle. We received notice that both of the Committees had approved the agreement in principle as of December 5, 2002. The parties subsequently signed the definitive Settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. On November 26, 2003, the parties jointly presented the definitive Settlement agreement to the District Court for approval. On Grace’s motion to the District Court, that court transferred the motion to approve the Settlement agreement to the Bankruptcy Court for disposition.

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

On June 8, 2004, we filed a motion with the District Court, where the fraudulent transfer trial was pending, requesting that the court vacate the July 2002 interim ruling on the legal standards to be applied relating to the fraudulent transfer claims against us. We were not challenging the Settlement agreement. The motion was filed as a protective measure in the event that the Settlement agreement is ultimately not approved or implemented; however, we still expect that the Settlement agreement will become effective upon Grace’s emergence from bankruptcy with a plan of reorganization that is consistent with the terms of the Settlement agreement.

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

In January 2005, Grace filed a proposed plan of reorganization (the “Grace Plan”) with the Bankruptcy Court. There were a number of objections filed. The Official Committee of Asbestos Personal Injury Claimants (the “ACC”) and the Asbestos PI Future Claimants' Representative (the “FCR”) filed their proposed plan of reorganization (the “Claimants’ Plan”) with the Bankruptcy Court in November 2007. On April 7, 2008, Grace issued a press release announcing that Grace, the ACC, the FCR, and the Official Committee of Equity Security Holders (the “Equity Committee”) had reached an agreement in principle to settle all present and future asbestos-related personal injury claims against Grace (the “PI Settlement”) and disclosed a term sheet outlining certain terms of the PI Settlement and for a contemplated plan of reorganization that would incorporate the PI Settlement (as filed and amended from time to time, the “PI Settlement Plan”).

On September 19, 2008, Grace, the ACC, the FCR, and the Equity Committee filed, as co-proponents, the PI Settlement Plan and several exhibits and associated documents, including a disclosure statement (as filed and amended from time to time, the "PI Settlement Disclosure Statement"), with the Bankruptcy Court. Amended versions of the PI Settlement Plan and the PI Settlement Disclosure Statement have been filed with the Bankruptcy Court from time to time. The PI Settlement Plan, which supersedes each of the Grace Plan and the Claimants' Plan, remains pending and has not become effective. The committee representing general unsecured creditors and the Official Committee of Asbestos Property Damage Claimants are not co-proponents of the PI Settlement Plan. As filed, the PI Settlement Plan would provide for the establishment of two asbestos trusts under Section 524(g) of the United States Bankruptcy Code to which present and future asbestos-related claims would be channeled. The PI Settlement Plan also contemplates that the terms of the Settlement agreement will be incorporated into the PI Settlement Plan and that we will pay the amount contemplated by the Settlement agreement. On March 9, 2009, the Bankruptcy Court entered an order approving the PI Settlement Disclosure Statement (the "DS Order") as containing adequate information and authorizing Grace to solicit votes to accept or reject the

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

PI Settlement Plan, all as more fully described in the order. The DS Order did not constitute the Bankruptcy Court’s confirmation of the PI Settlement Plan, approval of the merits of the PI Settlement Plan, or endorsement of the PI Settlement Plan. In connection with the plan voting process in the Grace bankruptcy case, we voted in favor of the PI Settlement Plan that was before the Bankruptcy Court. We will continue to review any amendments to the PI Settlement Plan on an ongoing basis to verify compliance with the Settlement agreement.

On June 8, 2009, a senior manager with the voting agent appointed in the Grace bankruptcy case filed a declaration with the Bankruptcy Court certifying the voting results with respect to the PI Settlement Plan. This declaration was amended on August 5, 2009 (as amended, the “Voting Declaration”). According to the Voting Declaration, with respect to each class of claims designated as impaired by Grace, the PI Settlement Plan was approved by holders of at least two-thirds in amount and more than one-half in number (or for classes voting for purposes of Section 524(g) of the Bankruptcy Code, at least 75% in number) of voted claims. The Voting Declaration also discusses the voting results with respect to holders of general unsecured claims (“GUCs”) against Grace, whose votes were provisionally solicited and counted subject to a determination by the Bankruptcy Court of whether GUCs are impaired (and, thus, entitled to vote) or, as Grace contends, unimpaired (and, thus, not entitled to vote). According to the Voting Declaration, more than one half of voting holders of GUCs voted to accept the PI Settlement Plan, but the provisional vote did not obtain the requisite two-thirds dollar amount to be deemed an accepting class in the event that GUCs are determined to be impaired. To the extent that GUCs are determined to be an impaired non-accepting class, Grace and the other plan proponents have indicated that they would nevertheless seek confirmation of the PI Settlement Plan under the "cram down" provisions contained in Section 1129(b) of the Bankruptcy Code.

On January 31, 2011, the Bankruptcy Court entered a memorandum opinion (as amended, the “Bankruptcy Court Opinion”) overruling certain objections to the PI Settlement Plan and finding, among other things, that GUCs are not impaired under the PI Settlement Plan. On the same date, the Bankruptcy Court entered an order regarding confirmation of the PI Settlement Plan (as amended, the “Bankruptcy Court Confirmation Order”). As entered on January 31, 2011, the Bankruptcy Court Confirmation Order contained recommended findings of fact and conclusions of law, and recommended that the District Court approve the Bankruptcy Court Confirmation Order, and that the District Court confirm the PI Settlement Plan and issue a channeling injunction under Section 524(g) of the Bankruptcy Code. Thereafter, on February 15, 2011, the Bankruptcy Court issued an order clarifying the Bankruptcy Court Opinion and the Bankruptcy Court Confirmation Order (the “Clarifying Order”). Among other things, the Clarifying Order provided that any references in the Bankruptcy Court Opinion and the Bankruptcy Court Confirmation Order to a recommendation that the District Court confirm the PI Settlement Plan were thereby amended to make clear that the PI Settlement Plan was confirmed and that the Bankruptcy Court was requesting that the District Court issue and affirm the Bankruptcy Court Confirmation Order including the injunction under Section 524(g) of the Bankruptcy Code. On March 11, 2011, the Bankruptcy Court entered an order granting in part and denying in part a motion to reconsider the Bankruptcy Court Opinion filed by BNSF Railway Company (the “March 11 Order”). Among other things, the March 11 Order amended the Bankruptcy Court Opinion to clarify certain matters relating to objections to the PI Settlement Plan filed by BNSF.

Various parties appealed or otherwise challenged the Bankruptcy Court Opinion and the Bankruptcy Court Confirmation Order, including without limitation with respect to issues relating to releases and injunctions contained in the PI Settlement Plan. On June 28 and 29, 2011, the District Court heard oral arguments in connection with appeals of the Bankruptcy Court Opinion and the Bankruptcy Court Confirmation Order. On January 30, 2012, the District Court issued a memorandum opinion (the “District Court Opinion”) and confirmation order (the “District Court Confirmation Order”) overruling all objections to the PI Settlement Plan and confirming the PI Settlement Plan in its entirety (including the issuance of the injunction under Section 524(g) of the Bankruptcy Code). On February 2, 2012, Garlock Sealing Technologies LLC (“Garlock”) filed a motion (the “Garlock Reargument Motion”) with the District Court requesting that the District Court grant reargument, rehearing, or otherwise amend the District Court Opinion and the District Court Confirmation Order insofar as they overrule Garlock’s objections to the PI Settlement Plan. On February 13, 2012, the Company, Cryovac, and Fresenius Medical Care Holdings, Inc. filed a joint motion (the “Sealed Air/Fresenius Motion”) with the District Court. The Sealed Air/Fresenius Motion does not seek to disturb confirmation of the PI Settlement Plan but requests that the District Court amend and clarify certain matters in the District Court Opinion and the District Court Confirmation Order. Also on February 13, 2012, Grace and the other proponents of the PI Settlement Plan filed a motion (the “Plan Proponents' Motion”) with the District Court requesting certain of the same amendments and clarifications sought by the Sealed Air/Fresenius Motion. On February 27, 2012, certain asbestos claimants known as the “Libby Claimants” filed a response to the Sealed Air/Fresenius Motion and the Plan Proponents’ Motion (the “Libby Response”). The Libby Response does not oppose the Sealed Air/Fresenius Motion or the Plan Proponents’ Motion but indicates, among other things, that: (a) the Libby Claimants have reached a settlement in principle of their objections to the PI Settlement Plan but that this settlement has not become effective and (b) the Libby Claimants reserve their rights with respect to the PI Settlement Plan pending the effectiveness of the Libby Claimants’ settlement. In addition, parties have appealed the District Court Opinion and the District Court Confirmation Order to the United States Court of Appeals for the Third Circuit (the “Third Circuit Court of Appeals”). By orders dated February 23, 2012, the Third Circuit Court of Appeals stayed appeals of the District Court Opinion and the District Court Confirmation Order pending disposition of motions filed in the District Court with respect to the District Court Opinion and the District Court Confirmation Order. The District Court has not ruled on the Garlock Reargument Motion, the Sealed Air/Fresenius Motion, or the Plan Proponents’ Motion. In addition, on February 27, 2012, Garlock filed a motion (the “Garlock Stay Motion”) requesting that the District Court stay the District Court Opinion and the District Court Confirmation Order until the later of 14 days after the disposition of the Garlock Reargument Motion or disposition of any timely appeal by Garlock of the District Court Opinion and the District Court Confirmation Order. The District Court has not ruled on the Garlock Stay Motion.

Although we are optimistic that, if it were to become effective, the PI Settlement Plan would implement the terms of the Settlement agreement, we can give no assurance that this will be the case notwithstanding the confirmation of the PI Settlement Plan by the Bankruptcy Court and the District Court. The terms of the PI Settlement Plan remain subject to amendment. Moreover, the PI Settlement Plan is subject to the satisfaction of a number of conditions which are more fully set forth in the PI Settlement Plan and include, without limitation, the availability of exit financing and the approval of the PI Settlement Plan becoming final and no longer subject to appeal. Parties have appealed the District Court Confirmation Order to the

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Third Circuit Court of Appeals or otherwise challenged the District Court Opinion and the District Court Confirmation Order. Matters relating to the PI Settlement Plan, the Bankruptcy and District Court Opinions, and the Bankruptcy and District Court Confirmation Orders may be subject to further appeal, challenge, and proceedings before the District Court, the Third Circuit Court of Appeals, or other courts. Parties may designate various issues to be considered in challenging the PI Settlement Plan, the Bankruptcy and District Court Opinions, or the Bankruptcy and District Court Confirmation Orders, including, without limitation, issues relating to releases and injunctions contained in the PI Settlement Plan.

While the Bankruptcy Court and the District Court have confirmed the PI Settlement Plan, we do not know whether or when the Third Circuit Court of Appeals will affirm the District Court Confirmation Order or the District Court Opinion, whether or when the Bankruptcy and District Court Opinions or the Bankruptcy and District Court Confirmation Orders will become final and no longer subject to appeal, or whether or when a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) will become effective. Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) is confirmed by the Bankruptcy Court and the District Court, and does become effective, we do not know whether the final plan of reorganization will be consistent with the terms of the Settlement agreement or if the other conditions to our obligation to pay the Settlement agreement amount will be met. If these conditions are not satisfied or not waived by us, we will not be obligated to pay the amount contemplated by the Settlement agreement. However, if we do not pay the Settlement agreement amount, we will not be released from the various asbestos related, fraudulent transfer, successor liability, and indemnification claims made against us and all of these claims would remain pending and would have to be resolved through other means, such as through agreement on alternative settlement terms or trials. In that case, we could face liabilities that are significantly different from our obligations under the Settlement agreement. We cannot estimate at this time what those differences or their magnitude may be. In the event these liabilities are materially larger than the current existing obligations, they could have a material adverse effect on our consolidated financial condition and results of operations. We will continue to review the Grace bankruptcy proceedings (including appeals and other proceedings relating to the PI Settlement Plan, the Bankruptcy and District Court Opinions, and the Bankruptcy and District Court Confirmation Orders), as well as any amendments or changes to the PI Settlement Plan or to Bankruptcy and District Court Opinions and Confirmation Orders, to verify compliance with the Settlement agreement.

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

Canadian Claims

In November 2004, the Company’s Canadian subsidiary Sealed Air (Canada) Co./Cie learned that it had been named a defendant in the case of Thundersky v. The Attorney General of Canada, et al. (File No. CI04-01-39818), pending in the Manitoba Court of Queen's Bench. Grace and W. R. Grace & Co. — Conn. are also named as defendants. The plaintiff brought the claim as a putative class proceeding and seeks recovery for alleged injuries suffered by any Canadian resident, other than in the course of employment, as a result of Grace’s marketing, selling, processing, manufacturing, distributing and/or delivering asbestos or asbestos-containing products in Canada prior to the Cryovac Transaction. A plaintiff filed another proceeding in January 2005 in the Manitoba Court of Queen’s Bench naming the Company and specified subsidiaries as defendants. The latter proceeding, Her Majesty the Queen in Right of the Province of Manitoba v. The Attorney General of Canada, et al. (File No. CI05-01-41069), seeks the recovery of the cost of insured health services allegedly provided by the Government of Manitoba to the members of the class of plaintiffs in the Thundersky proceeding. In October 2005, we learned that six additional putative class proceedings had been brought in various provincial and federal courts in Canada seeking recovery from the Company and its subsidiaries Cryovac, Inc. and Sealed Air (Canada) Co./Cie, as well as other defendants including W. R. Grace & Co. and W. R. Grace & Co. — Conn., for alleged injuries suffered by any Canadian resident, other than in the course of employment (except with respect to one of these six claims), as a result of Grace's marketing, selling, manufacturing, processing, distributing and/or delivering asbestos or asbestos-containing products in Canada prior to the Cryovac transaction. Grace and W. R. Grace & Co. — Conn. have agreed to defend, indemnify and hold harmless the Company and its affiliates in respect of any liability and expense, including legal fees and costs, in these actions.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In April 2001, Grace Canada, Inc. had obtained an order of the Superior Court of Justice, Commercial List, Toronto (the “Canadian Court”), recognizing the Chapter 11 actions in the United States of America involving Grace Canada, Inc.’s U.S. parent corporation and other affiliates of Grace Canada, Inc., and enjoining all new actions and staying all current proceedings against Grace Canada, Inc. related to asbestos under the Companies' Creditors Arrangement Act. That order has been renewed repeatedly. In November 2005, upon motion by Grace Canada, Inc., the Canadian Court ordered an extension of the injunction and stay to actions involving asbestos against the Company and its Canadian affiliate and the Attorney General of Canada, which had the effect of staying all of the Canadian actions referred to above. The parties finalized a global settlement of these Canadian actions (except for claims against the Canadian government). That settlement, which has subsequently been amended (the “Canadian Settlement”), will be entirely funded by Grace. The Canadian Court issued an Order on December 13, 2009 approving the Canadian Settlement. We do not have any positive obligations under the Canadian Settlement, but we are a beneficiary of the release of claims. The release in favor of the Grace parties (including us) will become operative upon the effective date of a plan of reorganization in Grace's United States Chapter 11 bankruptcy proceeding. As filed, the PI Settlement Plan contemplates that the claims released under the Canadian Settlement will be subject to injunctions under Section 524(g) of the Bankruptcy Code. As indicated above, the Bankruptcy Court entered the Bankruptcy Court Confirmation Order on January 31, 2011 and the Clarifying Order on February 15, 2011 and the District Court entered the District Court Confirmation Order on January 30, 2012. The Canadian Court issued an Order on April 8, 2011 recognizing and giving full effect to the Bankruptcy Court's Confirmation Order in all provinces and territories of Canada in accordance with the Confirmation Order's terms. Notwithstanding the foregoing, the PI Settlement Plan has not become effective, and we can give no assurance that the PI Settlement Plan (or any other plan of reorganization) will become effective. Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) does become effective, if the final plan of reorganization does not incorporate the terms of the Canadian Settlement or if the Canadian courts refuse to enforce the final plan of reorganization in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify the Company and its subsidiaries in these cases, then we could be required to pay substantial damages, which we cannot estimate at this time and which could have a material adverse effect on our consolidated financial condition and results of operations.

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

Environmental Matters

We are subject to loss contingencies resulting from environmental laws and regulations, and we accrue for anticipated costs associated with investigatory and remediation efforts when an assessment has indicated that a loss is probable and can be reasonably estimated. These accruals are not reduced by potential insurance recoveries, if any. We do not believe that it is reasonably possible that our liability in excess of the amounts that we have accrued for environmental matters will be material to our consolidated financial condition or results of operations. Environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

We evaluate these liabilities periodically based on available information, including the progress of remedial investigations at each site, the current status of discussions with regulatory authorities regarding the methods and extent of remediation and the apportionment of costs among potentially responsible parties. As some of these issues are decided (the outcomes of which are subject to uncertainties) or new sites are assessed and costs can be reasonably estimated, we adjust the recorded accruals, as necessary. We believe that these exposures are not material to our consolidated financial condition or results of operations. We believe that we have adequately reserved for all probable and estimable environmental exposures.

Other Principal Contractual Obligations

At December 31, 2011, we had principal contractual obligations, which included agreements to purchase an estimated amount of goods, including raw materials, or services in the normal course of business, aggregating to approximately $253 million. The estimated future cash outlays are as follows:

Year	Amount
2012	$138.8
2013	78.3
2014	20.7
2015	13.8
2016	1.7

Total	$253.3

Leases

We are obligated under the terms of various leases covering primarily warehouse and office facilities and production equipment, as well as smaller manufacturing sites that we occupy. We account for the majority of our leases as operating leases, which may include purchase or renewal options. At December 31, 2011, estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

Year	Amount
2012	$81.8
2013	57.2
2014	37.5
2015	24.8
2016	17.3
Thereafter	40.3

Total	$258.9

Net rental expense was $53 million in 2011, $35 million in 2010 and $42 million in 2009.

Note 18  Stockholders’ Equity

Dividends

The following table shows our total cash dividends paid in the three years ended December 31, 2011.

	Total Cash Dividends Paid	Total Cash Dividends Paid per Common Share
2009	$75.7	$0.48
2010	79.7	0.50
2011	87.4	0.52

Total	$242.8

On February 16, 2012, our Board of Directors declared a quarterly cash dividend of $0.13 per common share payable on March 16, 2012 to stockholders of record at the close of business on March 2, 2012. The estimated amount of this dividend payment is $25 million based on 192 million shares of our common stock issued and outstanding as of January 31, 2012.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The dividend payments discussed above are recorded as reductions to cash and cash equivalents and retained earnings on our consolidated balance sheets. Our new Credit Facility and the Notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our consolidated financial condition and results of operations. There is no guarantee that our Board of Directors will declare any further dividends.

Information about the SARs issued in connection with the Diversey acquisition is included in Note 3, “Acquisition of Diversey Holdings, Inc.’’

Common Stock

The following is a summary of changes during the three years ended December 31, 2011 in shares of our common stock:

	2011	2010	2009
Changes in common stock:
Number of shares, beginning of year	169,272,636	168,749,681	168,111,815

Shares issued as part of the consideration for the Diversey acquisition	31,699,946	—	—
Restricted stock shares awarded for 2009 Two-Year PSU awards	1,114,139	—	—
Restricted stock shares issued for new awards under the 2005 Contingent Stock Plan	308,650	403,360	516,650
Shares granted and issued under the Directors Stock Plan	18,630	12,500	16,289
Restricted stock shares and units issued for SLO awards	24,515	12,895	3,627
Shares issued for vested restricted stock units	90,100	94,200	101,300

Number of shares issued, end of year	202,528,616	169,272,636	168,749,681

Changes in common stock in treasury:
Number of shares held, beginning of year	9,967,129	9,811,507	10,229,288
Purchase of shares during the period	—	429,458	—
Profit sharing contribution partially paid in stock	—	(346,362)	(535,000)
Restricted stock repurchased, withheld or forfeited	499,302	72,526	117,219

Number of shares held, end of year	10,466,431	9,967,129	9,811,507

2005 Contingent Stock Plan

The 2005 Contingent Stock Plan is our sole long-term equity compensation program for officers and employees. The 2005 Contingent Stock Plan provides for awards of equity-based compensation, including restricted stock, restricted stock units, performance share units and cash awards measured by share price, to our executive officers and other key employees, as well as U.S.-based key consultants. During the three years ended December 31, 2011, under the 2005 Contingent Stock Plan, we granted restricted stock, restricted stock units and cash awards, in addition to the SLO and PSU awards described below. An employee or consultant selected by the Organization and Compensation Committee of our Board of Directors to receive an award may accept the award during the period specified by us, provided the participant’s relationship to us has not changed.

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

Amended 2005 Contingent Stock Plan

The amended 2005 Contingent Stock Plan, which was approved by our stockholders in 2008, provides for the issuance of a total of 12 million shares of common stock for awards under the 2005 Contingent Stock Plan, which was last approved by our stockholders in May 2011, and accommodates awards to be made under our executive compensation program adopted in the first half of 2008.

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

For both restricted stock awards and units, we record compensation expense in marketing, administrative and development expenses on the consolidated statements of operations with a corresponding credit to additional paid-in capital within stockholders’ equity based on the fair value of our common stock at the award grant date. For cash awards, we record a liability, which is reflected in other liabilities on the consolidated balance sheets, and record compensation expense based on the fair value of the award at the end of each reporting period. The amount of the liability for cash awards is re-measured at each reporting period based on the then current stock price and the effects of the stock price changes are recognized as compensation expense. At December 31, 2011, the liability related to cash awards was $0.5 million.

The following tables show the details of the non-vested awards under the 2005 Contingent Stock Plan, excluding SLO and PSU awards.

Non-vested Restricted Stock Shares Awards	2011	Weighted- Average per Share Market Value on Grant Date
Number of non-vested restricted stock shares, beginning of year	1,188,346	$19.78
Restricted stock shares issued for new awards during the year	308,650	25.30
Restricted stock shares vested during the year	(271,936)	23.45
Restricted stock shares forfeited during the year	(41,400)	17.44

Number of non-vested restricted stock shares, end of year	1,183,660	$20.45

The non-vested restricted stock shares included above had a weighted-average remaining contractual life of approximately 1.3 years at December 31, 2011.

Non-vested Restricted Stock Units Awards	2011	Weighted- Average per Share Market Value on Grant Date
Number of non-vested restricted stock units, beginning of year	301,950	$20.13
Restricted stock units issued for new awards during the year	133,650	24.40
Restricted stock units vested during the year	(90,100)	22.51
Restricted stock units forfeited during the year	(3,500)	20.37

Number of non-vested restricted stock units, end of year	342,000	$21.17

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The non-vested restricted stock units included above had a weighted-average remaining contractual life of approximately 1.5 years at December 31, 2011.

Non-vested Cash Awards	2011
Number of non-vested cash awards, beginning of year	51,000
Cash awards issued for new awards during the year	30,550
Cash awards vested during the year	(22,200)
Cash awards forfeited during the year	(1,300)

Number of non-vested cash awards, end of year	58,050

The non-vested cash awards included above had a weighted-average remaining contractual life of approximately 1.7 years at December 31, 2011.

The 2005 Contingent Stock Plan permits withholding of taxes and other charges that may be required by law to be paid attributable to awards by withholding a portion of the shares attributable to such awards.

A summary of the changes in common shares available for awards under the 2005 Contingent Stock Plan follows:

	2011(1)	2010(1)	2009(1)
Number of shares available, beginning of year	4,997,297	5,578,005	6,078,597
Additional restricted stock shares available due to 2011 amendment to the 2005 Contingent Stock Plan	4,000,000	—	—
Restricted stock shares issued for new awards	(308,650)	(403,360)	(516,650)
Restricted stock units awarded	(133,650)	(115,150)	(106,200)
Restricted stock shares issued for SLO awards	(6,080)	(12,895)	(3,627)
Restricted stock units awarded for SLO awards	(28,516)	(134,329)	(11,034)
Restricted stock shares awarded for 2009 Two-Year PSU awards	(1,114,139)	—	—
Restricted stock shares forfeited	41,400	19,133	38,431
Restricted stock units forfeited	3,500	12,500	19,700
Restricted stock shares withheld for taxes	457,902	53,393	78,788

Number of shares available, end of year	7,909,064	4,997,297	5,578,005

Weighted average per share market value of awards on grant date	$24.93	$21.46	$16.33

(1)	The SLO and PSU awards are discussed below.

Directors Stock Plan

Non-cash compensation included on the consolidated statements of stockholders’ equity includes expense associated with shares issued to non-employee directors in the form of awards under our 2002 Stock Plan for Non-Employee Directors, which our stockholders approved at the 2002 annual meeting. In May 2011, our stockholders approved an amendment to the 2002 Directors Stock Plan increasing the number of shares of common stock reserved for issuance under the plan by 0.2 million shares to a total of 0.4 million shares.

The 2002 Directors Stock Plan provides for annual grants of shares to non-employee directors, and interim grants of shares to eligible directors elected at times other than at an annual meeting, as all or part of the annual or interim retainer fees for non-employee directors. Shares previously granted under the plan were granted at a price equal to the par value of the shares; however, the plan was amended in December 2008 to eliminate the cash payment of the par value for future grants. During 2002, we adopted a plan that permits non-employee directors to elect to defer all or part of their annual retainer until the non-employee director retires from the Board of Directors. The non-employee director can elect to defer the portion of the annual retainer payable in shares of stock. If a non-employee director makes this election, the non-employee director may also elect to defer the portion, if any, of the annual retainer payable in cash. Cash dividends on deferred shares are credited to the non-employee director’s deferred cash account on the applicable dividend payment date. We record the excess of fair value over the price at which shares are issued under this plan in marketing, administrative and development expenses on the consolidated statements of operations, and this expense was $0.7 million in 2011 and $0.5 million in 2010 and 2009.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A summary of the changes in shares available for the 2002 Directors Stock Plan follows:

	2011	2010	2009
Number of shares available, beginning of year	49,548	74,120	97,390
Additional shares available due to 2011 amendment to the Directors Stock Plan	200,000	—	—
Shares granted and issued	(18,630)	(12,500)	(16,289)
Shares granted and deferred	(7,762)	(12,072)	(6,981)

Number of shares available, end of year	223,156	49,548	74,120

Weighted average per share market value of stock on grant date	$25.77	$21.72	$19.34

Other Common Stock Issuances

We have historically issued shares of our common stock under our 2005 Contingent Stock Plan to selected U.S.-based consultants as compensation under consulting agreements for research and development projects. We record the cost associated with these issuances on a straight-line basis based on each of the issuances’ vesting schedule. Amortization expense related to these issuances was immaterial in each of the three years ended December 31, 2011.

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

The table below shows our total share-based incentive compensation expense.

	2011	2010	2009
2011 Three-year PSU Awards	$3.0	$—	$—
2010 Three-year PSU Awards	6.0	3.0	—
2009 Two-year PSU Awards	(0.7)	10.4	14.1
2009 Three-year PSU Awards	7.4	7.0	9.4
SLO Awards	0.3	1.0	2.9
Other long-term share-based incentive compensation programs	9.0	9.2	12.4

Total share-based incentive compensation expense	$25.0	$30.6	$38.8

Associated tax benefits recognized	$9.3	$11.3	$14.5

The following table shows the estimated amount of total share-based incentive compensation expense expected to be recognized on a straight-line basis over the remaining respective vesting periods by program at December 31, 2011.

	2012	2013	2014	Total
2011 Three-year PSU Awards	$2.9	$2.8	$—	$5.7
2010 Three-year PSU Awards	4.1	—	—	4.1
SLO Awards	0.1	—	—	0.1
Other long-term share-based incentive compensation programs	8.8	5.3	1.5	15.6

Total share-based incentive compensation expense	$15.9	$8.1	$1.5	$25.5

For the 2011 three-year PSU awards and the 2010 three-year PSU awards, the estimated amount of this future share-based incentive compensation expense will fluctuate based on: 1) the expected level of achievement of the respective goals and measures considered probable in future quarters, which impacts the number of shares that could be issued; and 2) the future price of our common stock, which impacts the expense related to additional discretionary shares.

The discussion that follows provides further details of our share-based incentive compensation programs.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Performance Share Unit Awards

As part of our long term incentive program adopted in 2008, during the first 90 days of each year, the Organization and Compensation Committee of our Board of Directors, or Compensation Committee, has approved Performance Share Unit (PSU) awards for our executive officers and other selected key executives, which include for each officer or executive a target number of shares of common stock and performance goals and measures that will determine the percentage of the target award that is earned following the end of the performance period. Following the end of the performance period, participants will also receive a cash payment in the amount of the dividends (without interest) that would have been paid during the performance period on the number of shares that they have earned. As of December 31, 2011, we have accrued $2.6 million for these dividends in other current liabilities on our consolidated balance sheet.

2011 Three-year PSU Awards

In March 2011, the Compensation Committee approved awards with a three-year performance period beginning January 1, 2011. The Compensation Committee established principal performance goals, which are 1) three-year cumulative volume growth of net trade sales and 2) three-year average return on invested capital ("ROIC"). These performance goals are outlined in further detail in the Proxy Statement for our 2011 Annual Meeting of Stockholders. The targeted number of shares of common stock that can be earned is 384,714 shares for these 2011 PSU awards. If the threshold level is achieved for either of the two performance goals mentioned above, then the number of shares earned for each participant can be increased (if the additional goal mentioned below is achieved) or decreased (if the additional goal mentioned below is not achieved) by up to 10% of the target level at the discretion of the Compensation Committee, or an aggregate of 38,471 shares for all participants. The additional goal is a 2013 safety result of a total recordable incident rate (a workplace safety indicator) ("TRIR") of 1.20 or better, excluding facilities acquired during the performance period.

The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares depending on the level of achievement of the performance goals and measures, plus or minus the 38,471 additional discretionary shares mentioned above.

The expense included in the table above was calculated using a grant date common stock share price of $26.18 per share on March 11, 2011 and is based on management's estimate as of December 31, 2011 of the level of probable achievement of the performance goals and measures, which was determined to be at the target level, or 100% achievement (192,357 shares, net of forfeitures), for the ROIC goal and below the target level, or 74% achievement (142,344 shares, net of forfeitures), for the volume goal.

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

The expense included in the table above was calculated using a grant date common stock share price of $20.88 per share on March 8, 2010 and is based on management's estimate as of December 31, 2011 of the level of probable achievement of the performance goals and measures, which was determined to be at the maximum level, or 200% achievement (416,160, net of forfeitures) for the volume goal and at the target level, or 100% achievement (208,080 shares, net of forfeitures) for the ROIC goal.

2009 Three-year PSU Awards

The targeted number of shares of common stock that can be earned is 578,432 for the 2009 three-year PSU award. The total number of shares to be issued for each PSU for the three-year awards can range from zero to 200% of the target number of shares depending on the level of achievement of the operating profit performance goals and measures. If the threshold level is achieved for the operating performance goals and measures, then the number of shares earned for each participant can be increased (if the additional goals mentioned below are achieved) or decreased (if the additional goals mentioned below are not achieved) by up to 10% of the target level at the discretion of the Compensation Committee, or an aggregate of 57,843 shares for all participants. The additional goals are 1) average quarterly inventory days on hand starting December 31, 2008 through the performance period below

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

the average quarterly days on hand for the period December 31, 2007 through December 31, 2008; and 2) a safety result for the final year of the performance period of TRIR of 1.30 or better, excluding facilities acquired during the performance period. These provisions are outlined in further detail in the Proxy Statement for our 2010 Annual Meeting of Stockholders. Probable achievement of the operating profit performance goals and measures based on management’s estimate as of December 31, 2011 was determined to be at the maximum level, or 200% achievement (1,156,865 shares, net of forfeitures). The expense included in the table above for the shares related to the achievement of the operating performance goals and measures was calculated using a common stock share price of $20.88 per share on March 8, 2010. The expense included in the table above for the shares related to the additional goals was calculated using a common stock share price of $17.21 on December 31, 2011, because of their discretionary nature.

2009 Two-year PSU Awards

In February 2011, we issued 1,114,139 shares of common stock for the 2009 two-year PSU awards. These awards were based on the achievement of the operating profit performance goals and measures at the maximum level, or 200% achievement in the two-year performance period of 2009 through 2010. We concurrently acquired 408,751 of these shares of common stock as withholding from employees to satisfy their minimum tax withholding obligations, as provided for in our 2005 contingent stock plan. These acquired shares are held in common stock in treasury at a fair market value on the date acquired of $12 million.

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

The equity award will be made in the form of an award of restricted stock or restricted stock units that will vest on the second anniversary of the grant date or earlier in the event of death, disability or retirement from employment with us, and the shares subject to the award will not be transferable by the recipient until the later of vesting or the second anniversary of the grant date. If the recipient ceases to be employed by us before vesting, then the shares will be forfeited, except for certain circumstances following a change in control. The award will be made in the form of restricted stock unless the award would be taxable to the recipient before the shares become transferable by the recipient, in which case the award will be made in the form of restricted stock units. Recipients who hold SLO awards in the form of restricted stock receive dividends. Recipients who hold SLO awards in the form of restricted stock units receive a cash payment in the amount of the dividends (without interest) on the shares they have earned at about the same time that shares are issued to them following the period of restriction. As of December 31, 2011, we have accrued for these dividends in other current liabilities on our consolidated balance sheet and the amount was immaterial.

For 2011, the Compensation Committee set the SLO award premium at 25%. The 2011 SLO target awards comprise an aggregate of 77,926 restricted stock shares and restricted stock units as of December 31, 2011. For 2010, the Compensation Committee set the SLO award premium at 25%. The 2010 SLO awards that were issued on March 13, 2011 comprised an aggregate of 34,596 restricted stock shares and restricted stock units.

We record compensation expense for these awards in marketing, administrative and development expenses on the consolidated statement of operations with a corresponding credit to additional paid-in-capital within stockholders’ equity, based on the fair value of the awards at the end of each reporting period, which reflects the effects of stock price changes.

For the year ended December 31, 2011, compensation expense related to the 2011 SLO awards was recognized based on the extent to which the performance goals and measures for our 2011 annual cash bonuses were considered probable of achievement at December 31, 2011. This expense is being recognized over a fifteen month period on a straight-line basis since a majority of the awards will vest at grant date, which will be no later than March 15, 2012, due to the retirement eligibility provision.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Note 19  Net Earnings Per Common Share

The following table sets forth the calculation of basic and diluted net earnings per common share under the two-class method for the three years ended December 31, 2011 in millions, except per share data.

	2011	2010	2009
Basic Net Earnings Per Common Share:
Numerator
Net earnings available to common stockholders	$149.1	$255.9	$244.3
Distributed and allocated undistributed net earnings to non-vested restricted stockholders	(0.9)	(1.6)	(1.9)

Distributed and allocated undistributed net earnings to common stockholders	148.2	254.3	242.4
Distributed net earnings — dividends paid to common stockholders	(86.8)	(79.2)	(75.6)

Allocation of undistributed net earnings to common stockholders	$61.4	$175.1	$166.8

Denominator
Weighted average number of common shares outstanding — basic (1)	167.0	158.3	157.2

Basic net earnings per common share:
Distributed net earnings to common stockholders	$0.52	$0.50	$0.48
Allocated undistributed net earnings to common stockholders	0.37	1.11	1.06

Basic net earnings per common share:	$0.89	$1.61	$1.54

Diluted Net Earnings Per Common Share:
Numerator
Distributed and allocated undistributed net earnings to common stockholders	$148.2	$254.3	$242.4
Add: Allocated undistributed net earnings to non-vested restricted stockholders	0.4	1.1	1.3
Interest on 3% Convertible Senior Notes, net of taxes(2)	—	—	4.4
Less: Undistributed net earnings reallocated to non-vested restricted stockholders	(0.3)	(1.0)	(1.2)

Net earnings available to common stockholders — diluted	$148.3	$254.4	$246.9

Denominator
Weighted average number of common shares outstanding — basic	167.0	158.3	157.2
Effect of assumed issuance of Settlement agreement shares	18.0	18.0	18.0
Effect of non-vested restricted stock units	0.4	0.4	0.2
Effect of conversion of 3% Convertible Senior Notes(2)	—	—	7.2

Weighted average number of common shares outstanding — diluted	185.4	176.7	182.6

Diluted net earnings per common share	$0.80	$1.44	$1.35

(1)	On October 3, 2011, we completed the acquisition of Diversey. Under the terms of the acquisition agreement, we paid in aggregate, $2.1 billion in cash consideration and an aggregate of 31.7 million shares of our common stock, to the shareholders of Diversey. These shares are issued and outstanding as of October 3, 2011 and included in the weighted average number of common shares outstanding — basic in 2011.

(2)	On July 19, 2009, we redeemed all of our 3% Convertible Senior Notes due June 2033.

Diluted weighted average number of common shares outstanding provides for the following items if their inclusion is dilutive: (1) the effect of assumed issuance of 18 million shares of common stock reserved for the Settlement agreement in the three years ended December 31, 2011, (2) the effect of non-vested restricted stock and restricted stock units using the treasury stock method in the three years ended December 31, 2011 and (3) the effect of conversion of our then-outstanding 3% Convertible Senior Notes due June 2033 in July 2009 in 2009.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

PSU Awards

Since the PSU awards discussed in Note 18, “Stockholders’ Equity,” are contingently issuable shares that are based on a condition other than earnings or market price, these shares will be included in the diluted weighted average number of common shares outstanding when they have met the performance conditions as of these dates. The shares for the 2009 three-year PSU awards and the shares for the 2010 three-year PSU awards are included in the diluted weighted average number of common shares outstanding for the year ended December 31, 2011 because the target levels of their respective performance conditions were met as of December 31, 2011. The shares for the 2011 three-year PSU awards have not been included in the diluted weighted average number of common shares outstanding for the year ended December 31, 2011 because they have not met the target levels of their performance conditions as of these dates.

SLO Awards

The shares or units associated with the 2011 SLO awards are considered contingently issuable shares and therefore are not included in the basic or diluted weighted average number of common shares outstanding for the year ended December 31, 2011. These shares or units, discussed in Note 18, “Stockholders’ Equity,” will not be included in the common shares outstanding until the final determination of the amount of annual incentive compensation is made in the first quarter of the following year. Once this determination is made, the shares or units will be included in the basic weighted average number of common shares outstanding if the employee is retirement eligible or in the diluted weighted average number of common shares outstanding if the employee is not retirement eligible. The numbers of shares or units associated with SLO awards for the 2010 and earlier fiscal years that were included in the common shares outstanding for year ended December 31, 2011 and 2010 were nominal.

Note 20  Other Expense, net

The following table provides details of other expense, net:

	2011	2010	2009
Interest and dividend income	$9.0	$8.1	$7.1
Net foreign exchange transaction losses(1)	(20.0)	(5.9)	(1.1)
Gain on sale of a North American facility	3.9	—	—
Settlement agreement and related costs	(0.9)	(0.6)	(1.8)
Noncontrolling interests	3.2	2.3	1.8
Costs associated with our accounts receivable securitization program	(0.7)	(0.8)	(0.7)
Other, net	(8.4)	(6.0)	(5.4)

Other expense, net	$(13.9)	$(2.9)	$(0.1)

(1)	The non-cash losses in 2011 includes gains and losses from foreign currency forward contracts entered into to hedge certain intercompany loans, as well as gains and losses on the remeasurement of intercompany loans.

Note 21  Related Party Transactions

As a result of the acquisition of Diversey, as of October 3, 2011, SCJ owned approximately 8% of our outstanding shares of our common stock and Unilever owned less than 1% of our outstanding shares of our common stock. Our Diversey segment has various transactions with both SCJ and Unilever that are considered related party transactions.

Related Party Transactions with SCJ

The primary related party transactions with SCJ consist of purchases of some raw materials and products for our Diversey segment from SCJ, which expire in 2017. Total inventory purchased from SCJ was $11 million in the fourth quarter of 2011. In addition, our Diversey segment leases some facilities from SCJ. Charges for these services and leases totaled $3 million in the fourth quarter of 2011. Our Diversey segment licenses the use of certain trade names, house marks and brand names from SCJ. Payments to SCJ under the license agreements governing the names and marks totaled $1 million in 2011.

Related Party Transactions with Unilever

In connection with a May 2002 acquisition of the DiverseyLever business, Diversey entered into a Sales Agency Agreement with Unilever whereby Diversey acts as Unilever’s sales agent in the sale of Unilever’s consumer brand cleaning products to institutional and industrial end-users. The original term of the sales agency agreement was extended until December 31, 2007. On

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

October 11, 2007, Diversey and Unilever executed the Umbrella Agreement pursuant to which the parties agreed to the terms of (i) the New Agency Agreement that is substantially similar to the Prior Agency Agreement and that applies to Ireland, the United Kingdom, Portugal and Brazil and (ii) the License Agreement under which Unilever agreed to grant us and our affiliates a license to produce and sell professional packs of Unilever’s consumer brand cleaning products in 31 other countries that were subject to the Prior Agency Agreement. Under the Umbrella Agreement, Diversey and its affiliates also entered into agreements with Unilever to distribute consumer packs of Unilever’s consumer brand cleaning products in the same 31 countries as the License Agreement. The New Agency Agreement, the License Agreement and the consumer pack distribution arrangements took effect on January 1, 2008 and expire in 2018.

Amounts earned under the New Agency Agreement were $6 million in the fourth quarter of 2011. Royalties paid under the License Agreement were $1 million in the fourth quarter of 2011.

Related-party receivables and payables, which are included in receivables, net, and accounts payable on our consolidated balances sheets at December 31, 2011, consisted of the following:

December 31, 2011
Related party receivable – SCJ	$ 0.1
Related party receivable – Unilever	7.7
Total related party receivables	$ 7.8

Related party payable – SCJ	$ 8.0
Related party payable – Unilever	19.5
Total related party payables	$ 27.5

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness, as of the end of our 2011 fiscal year, of our internal control over financial reporting. The suitable recognized control framework on which management’s evaluation of our internal control over financial reporting is based is the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based upon that evaluation under the COSO framework, our management concluded that our internal control over financial reporting as of the end of our 2011 fiscal year was effective at the “reasonable assurance” level.

We acquired Diversey on October 3, 2011, and management excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, Diversey Holdings Inc.’s internal control over financial reporting associated with total assets of $6.5 billion (of which $4.7 billion represented goodwill and intangible assets included within the scope of the assessment) and total net sales of $796 million included in our consolidated financial statements as of and for the year ended December 31, 2011.

Our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

The Diversey acquisition on October 3, 2011, resulted in a material change in internal control over financial reporting. Diversey utilizes separate information and accounting systems and processes. With the exception of the change in internal control over financial reporting from the Diversey acquisition, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The information appearing in the table below sets forth the current position or positions held by each of our executive officers, the officer’s age as of January 31, 2012, the year in which the officer was first elected to the position currently held with us or with the former Sealed Air Corporation, now known as Sealed Air Corporation (US) and a wholly-owned subsidiary of the Company, and the year in which such person was first elected an officer (as indicated in the footnote to the table).

All of our officers serve at the pleasure of the Board of Directors. We have employed all officers for more than five years except for Dr. Savoca, who was first elected an officer effective July 23, 2008, Mr. Chammas, who was first elected an officer effective December 16, 2010, and Mr. Chidichimo and Mr. Sagnak, who were first elected officers effective January 3, 2012.

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

Prior to joining the Company in October 2011 in connection with the Diversey acquisition, Mr. Chidichimo was President, Global Customer Solutions & Innovation of Diversey since December 2010. Prior to that he was Regional President – Europe, Middle East, Africa from October 2006 of Diversey until November 2010. Mr. Chidichimo, who joined Diversey in 1994, was Regional President – Latin America from July 2005 until October 2006, Vice President of Diversey’s Southern & Andina Latin America sub-region from 2002 until June 2005, and managing director of Diversey’s Argentina operations from 1997 until June 2005.

Prior to joining the Company in October 2011 in connection with the Diversey acquisition, Mr. Sagnak was Regional President – Asia Pacific, Africa, Middle East, Turkey and the Caucasian/Asian Republics (APAT) of Diversey since December 2010. Prior to that, he held several positions at Diversey including Vice President Institutional & Laundry Sales & Service – Europe for over two years, Area Vice President – CEETAM (Central Eastern Europe Turkey Africa Middle East) from July 2006 to September 2008 and Managing Director of Turkey & Middle East for over 3 years prior to that. From September 1995 through March 2003, he served in numerous management positions for Diversey, most recently as Global Customer Development Director –Food Service from February 2000 until February 2003, and National Sales & Marketing Director – Turkey from September 1995 to January 2000. From January 1990 to September 1995 he held several management positions in Unilever Turkey, most recently as Group Product Manager – Dental from September 2002 to September 2005.

There are no family relationships among any of our officers or directors.

Name and Current Position	Age as of January 31, 2012	First Elected to Current Position*	First Elected an Officer*
William V. Hickey	67	2000	1980
President, Chief Executive Officer and Director
Tod S. Christie	53	2011	1999
Treasurer and Interim Chief Financial Officer
Emile Z. Chammas	43	2010	2010
Senior Vice President
Jonathan B. Baker	58	1994	1994
Vice President
Pedro Chidichimo	53	2012	2012
Vice President
Mary A. Coventry	58	1994	1994
Vice President
Karl R. Deily	54	2006	2006
Vice President
Jean-Marie Deméautis	61	2006	2006
Vice President
J. Ryan Flanagan	48	2009	2009
Vice President
Warren J. Kudman	49	2009	2009
Vice President
James P. Mix	60	1994	1994
Vice President
Manuel Mondragón	62	1999	1999
Vice President
Larry Pillote	57	2010	2010
Vice President
Ruth Roper	57	2004	2004
Vice President
Yagmar Sagnak	45	2012	2012
Vice President
Ann C. Savoca	53	2008	2008
Vice President
H. Katherine White	66	2003	1996
Vice President, General Counsel and Secretary
Christopher C. Woodbridge	60	2005	2005
Vice President
Jeffrey S. Warren	58	1996	1996
Controller

*	All persons listed in the table who were first elected officers before 1998 were executive officers of the former Sealed Air Corporation, now known as Sealed Air Corporation (US), prior to the Cryovac transaction in March 1998. Mr. Hickey was first elected President in 1996, first elected Chief Executive Officer in 2000 and first elected a director in 1999. Ms. White was first elected Vice President in 2003, first elected General Counsel in 1998, and first elected Secretary in 1996.

Part of the information required in response to this Item is set forth above and the balance will be included in our Proxy Statement for our 2012 Annual Meeting of Stockholders under the captions “Election of Directors — Information Concerning Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” except as set forth below. All such information is incorporated herein by reference.

We have adopted a Code of Conduct applicable to all of our directors, officers and employees and a supplemental Code of Ethics for Senior Financial Executives applicable to our Chief Executive Officer, Chief Financial Officer, Controller, Treasurer, and all other employees performing similar functions for us. The Code of Conduct and the Code of Ethics for Senior Financial Executives are posted on our website at www.sealedair.com. We will post any amendments to the Code of Conduct and the Code of Ethics for Senior Financial Executives on our website. We will also post any waivers applicable to any of our directors or officers, including the senior financial officers listed above, from provisions of the Code of Conduct or the Code of Ethics for Senior Financial Executives on our website.

Our Board of Directors has adopted Corporate Governance Guidelines and charters for its three standing committees, the Audit Committee, the Nominating and Corporate Governance Committee, and the Compensation Committee. Copies of the Corporate Governance Guidelines and the charters are posted on our website at www.sealedair.com.

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

Item 11. Executive Compensation

The information required in response to this Item will be set forth in our Proxy Statement for our 2012 Annual Meeting of Stockholders under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Risks.” Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required in response to this Item will be set forth in our Proxy Statement for our 2012 Annual Meeting of Stockholders under the captions “Equity Compensation Plan Information” and “Voting Securities.” Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in response to this Item will be set forth in our Proxy Statement for our 2012 Annual Meeting of Stockholders under the captions “Independence of Directors” and “Certain Relationships and Related Person Transactions.” Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required in response to this Item will be included in our Proxy Statement for our 2012 Annual Meeting of Stockholders under the captions “Principal Independent Auditor Fees” and “Audit Committee Pre-Approval Policies and Procedures.” Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements

See Index to Consolidated Financial Statements and Schedule of this Annual Report on Form 10-K.

(2) Financial Statement Schedule

See Schedule II — Valuation and Qualifying Accounts and Reserves — Years Ended December 31, 2011, 2010 and 2009 of this Annual Report on Form 10-K.

(3) Exhibits

Exhibit Number	Description
2.1	Distribution Agreement dated as of March 30, 1998 among the Company, W. R. Grace & Co. — Conn., and W. R. Grace & Co. (Exhibit 2.2 to the Company’s Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139, is incorporated herein by reference.)

2.2	Agreement and Plan of Merger, dated as of May 31, 2011, by and among Sealed Air Corporation, Solution Acquisition Corp. and Diversey Holdings, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K; a copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request). (Exhibit 2.1 to the Company’s Current Report on Form 8-K, Date of Report May 31, 2011, File No. 1-12139, is incorporated herein by reference.)

3.1	Unofficial Composite Amended and Restated Certificate of Incorporation of the Company as currently in effect. (Exhibit 3.1 to the Company’s Registration Statement on Form S-3, Registration No. 333-108544, is incorporated herein by reference.)

3.2	Amended and Restated By-Laws of the Company as currently in effect. (Exhibit 3.1 to the Company’s Current Report on Form 8-K, Date of Report May 20, 2009, File No. 1-12139, is incorporated herein by reference.)

4.1	Indenture, dated as of July 1, 2003, of the Company, as Issuer, to SunTrust Bank, as Trustee, regarding 5.625% Senior Notes Due 2013 and 6.875% Senior Notes Due 2033. (Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-12139, is incorporated herein by reference.)

4.2	Indenture, dated as of February 6, 2009, of the Company, as Issuer, to U.S. Bank, National Association, as Trustee, regarding 12% Senior Notes Due 2014. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report February 6, 2009, File No. 1-12139, is incorporated herein by reference.)

4.3	Form of Indenture between the Registrant and U.S. Bank, National Association, as Trustee. (Exhibit 4.2 to the Company’s Registration Statement on Form S-3, Registration No. 333-157851, is incorporated herein by reference.)

4.4	Indenture, dated as of June 18, 2009, of the Company, as Issuer, to U.S. Bank, National Association, as Trustee, regarding the Company’s 7.875% Senior Notes Due 2017. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report June 12, 2009, File No. 1-12139, is incorporated herein by reference.)

4.5	Registration Rights Agreement, dated as of February 6, 2009, by and among the Company, Davis Selected Advisers, L.P., Geico Indemnity Company and General Re Life Corporation pursuant to which the Company has agreed to provide resale registration rights with respect to its 12% Senior Notes due 2014. (Exhibit 4.2 to the Company’s Current Report on Form 8-K, Date of Report February 6, 2009, File No. 1-12139, is incorporated herein by reference.)

4.6	Indenture, dated as of October 3, 2011, among Sealed Air, the Guarantors named therein and HSBC Bank USA, National Association, as Trustee, governing the 8.125% Senior Notes Due 2019 and 8.375% Senior Notes Due 2021. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report October 3, 2011, File No. 1-12139, is incorporated herein by reference.)

4.7	Form of 8.125% Senior Note due 2019. (Exhibit 4.2 to the Company’s Current Report on Form 8-K, Date of Report October 3, 2011, File No. 1-12139, is incorporated herein by reference.)

4.8	Form of 8.375% Senior Note due 2021. (Exhibit 4.3 to the Company’s Current Report on Form 8-K, Date of Report October 3, 2011, File No. 1-12139, is incorporated herein by reference.)

4.9	Registration Rights Agreement among Sealed Air, Commercial Markets Holdco, LLC, SNW Co., Inc., Clayton, Dubilier & Rice Fund VIII, L.P., CD&R Friends & Family Fund VIII, L.P. and Unilever Swiss Holdings AG, dated October 3, 2011 (Exhibit 4.02 to the Company’s Registration Statement on Form S-3, Registration No. 333-177130, is incorporated herein by reference.) . (Exhibit 4.4 to the Company’s Current Report on Form 8-K, Date of Report October 3, 2011, File No. 1-12139, is incorporated herein by reference.)

10.1	Purchase Agreement, dated as of June 12, 2009, by and among the Company, as issuer, and Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated and RBS Securities Inc., for themselves and the other initial purchasers named therein regarding the Company’s 7.875% Senior Notes Due 2017. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report June 12, 2009, File No. 1-12139, is incorporated herein by reference.)

10.2	Employee Benefits Allocation Agreement dated as of March 30, 1998 among the Company, W. R. Grace & Co. — Conn. and W. R. Grace & Co. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139, is incorporated herein by reference.)

10.3	Tax Sharing Agreement dated as of March 30, 1998 by and among the Company, W. R. Grace & Co. — Conn. and W. R. Grace & Co. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139, is incorporated herein by reference.)

10.4	Agreement in Principle, dated November 27, 2002, by and among the Official Committee of Asbestos Personal Injury Claimants, the Official Committee of Asbestos Property Damage Claimants, the Company, and the Company’s subsidiary, Cryovac, Inc. (Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12139, is incorporated herein by reference.)

10.5	Settlement Agreement and Release, dated November 10, 2003, by and among the Official Committee of Asbestos Personal Injury Claimants, the Official Committee of Asbestos Property Damage Claimants, the Company, and the Company’s subsidiary, Cryovac, Inc. (Exhibit 10.1 to the Company’s Amendment No. 3 to its Registration Statement on Form S-3, Registration No. 333-108544, is incorporated herein by reference.)

10.6	Restricted Stock Plan for Non-Employee Directors of the Company. (Annex E to the Company’s Proxy Statement for the 1998 Annual Meeting of Stockholders, File No. 1-12139, is incorporated herein by reference.)*

10.7	Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors, effective May 17, 2002. (Annex A to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders, File No. 1-12139, is incorporated herein by reference.)*

10.8	Amendment dated April 15, 2004, to the Restricted Stock Plan for Non-Employee Directors of the Company. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-12139, is incorporated herein by reference.)*

10.9	Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors, as amended February 19, 2009. (Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12139, is incorporated herein by reference.)*

10.10	Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors, as amended December 16, 2009. (Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-12139, is incorporated herein by reference.)*

10.11	Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors, as amended April 13, 2010. (Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-12139, is incorporated herein by reference.)*

10.12	Sealed Air Corporation Deferred Compensation Plan for Directors. (Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-12139, is incorporated herein by reference.)*

10.13	Sealed Air Corporation Deferred Compensation Plan for Directors. (Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-12139, is incorporated herein by reference.)*

10.14	Form of Restricted Stock Purchase Agreement. (Exhibit 4.4 to the Company’s Registration Statement on Form S-8, Registration No. 333-59195, is incorporated herein by reference.)*

10.15	Form of Stock Purchase Agreement for use in connection with the Company’s 2002 Stock Plan for Non-Employee Directors. (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-12139, is incorporated herein by reference.)*

10.16	Fees to be paid to the Company’s Non-Employee Directors — 2010. (Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-12139, is incorporated herein by reference.)*

10.17	Fees to be paid to the Company’s Non-Employee Directors — 2011. (Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-12139, is incorporated herein by reference.)*

10.18	Fees to be paid to the Company’s Non-Employee Directors — 2012. (Exhibit 10.18 to the Company’s Annual Report on Form10-K for the year ended December 31, 2011. File No. 1-12139)*

10.19	2005 Contingent Stock Plan of Sealed Air Corporation, as amended February 19, 2009. (Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12139, is incorporated herein by reference.)*

10.20	2005 Contingent Stock Plan of the Company, as amended effective May 18, 2011 (Annex D to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, File No. 1-12139, is incorporated by reference)*

10.21	Sealed Air Corporation Annual Incentive Plan, adopted February 19, 2008 (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report February 19, 2008, File No. 1-12139, is incorporated herein by reference.)*

10.22	Performance-Based Compensation Program of the Company, as amended effective May 20, 2008. (Annex E to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders, File No. 1-12139, is incorporated herein by reference.)*

10.23	Performance-Based Compensation Program of the Company, as amended February 18, 2010. (Exhibit 10.3 to the Company’s Current Report on Form 8-K, Date of Report February 18, 2010, File No. 1-12139, is incorporated herein by reference.)*

10.24	Sealed Air Corporation Policy on Recoupment of Incentive Compensation from Executives in the Event of Certain Restatements, approved March 20, 2008. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report March 20, 2008, File No. 1-12139, is incorporated herein by reference.)*

10.25	Sealed Air Corporation Policy on Recoupment of Incentive Compensation from Executives in the Event of Certain Restatements, as amended February 18, 2010. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report February 18, 2010, File No. 1-12139, is incorporated herein by reference.)*

10.26	Form of Restricted Stock Agreement under amended 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 4.4 to the Company’s Registration Statement on Form S-8, Registration No. 333-152909, is incorporated herein by reference.)*

10.27	Form of Restricted Stock Unit Agreement under amended 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 4.5 to the Company’s Registration Statement on Form S-8, Registration No. 333-152909, is incorporated herein by reference.)*

10.28	Form of Restricted Stock Agreement, approved December 18, 2008, for awards pursuant to the Stock Leverage Opportunity provision of the Company’s annual incentive plan. (Exhibit 10.1 to the Company’s Current Report on
Form 8-K, Date of Report December 18, 2008, File No. 1-12139, is incorporated herein by reference.)*

10.29	Form of Restricted Stock Unit Agreement, approved December 18, 2008, for awards pursuant to the Stock Leverage Opportunity provision of the Company’s annual incentive plan. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report December 18, 2008, File No. 1-12139, is incorporated herein by reference.)*

10.30	Form of Restricted Stock Agreement, as amended, under the amended 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 10.3 to the Company’s Current Report on Form 8-K, Date of Report December 18, 2008, File
No. 1-12139, is incorporated herein by reference.)*

10.31	Form of Restricted Stock Unit Agreement, as amended, under the amended 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 10.4 to the Company’s Current Report on Form 8-K, Date of Report December 18, 2008, File
No. 1-12139, is incorporated herein by reference.)*

10.32	Form of Non-Compete and Confidentiality Agreement for exempt U.S. employees, substantially as executed by David H. Kelsey, former Senior Vice President and Chief Financial Officer, of the Company. (Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-12139, is incorporated herein by reference.)*

10.33	Form of Sealed Air Corporation Performance Share Units Award Grant 2010-2012. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report April 14, 2010, File No. 1-12139, is incorporated herein by reference.)*

10.34	Note Repurchase Agreement, dated as of November 30, 2010, by and among the Company and Davis Selected Advisers, L.P. regarding the Company’s 12% Senior Notes due 2014. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report November 30, 2010, File No. 1-12139, is incorporated herein by reference.)

10.35	Commitment Letter, dated as of May 31, 2011, by and among Sealed Air Corporation and Citigroup Global Markets Inc. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report May 31, 2011, File No. 1-12139, is incorporated herein by reference.)

10.36	Amended and Restated Commitment Letter, dated as of June 17, 2011, by and among Sealed Air Corporation, Citigroup Global Markets Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas, BNP Paribas Securities Corp., The Royal Bank of Scotland plc and RBS Securities Inc. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report June 17, 2011, File No. 1-12139, is incorporated herein by reference.)

10.37	Purchase Agreement, dated as of September 16, 2011, by and among the Company, as issuer, and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, for themselves and the other initial purchasers named therein, regarding Sealed Air Corporation’s 8.125% Senior Notes Due 2019 and 8.375% Senior Notes Due 2021 (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report September 16, 2011, File
No. 1-12139, is incorporated herein by reference.)

10.38	Syndicated Facility Agreement, dated as of October 3, 2011, by and among Sealed Air, certain subsidiaries of Sealed Air party thereto, the lenders party thereto, Citibank, N.A., as agent and the other agents party thereto. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report October 3, 2011, File No. 1-12139, is incorporated herein by reference.)

10.39	Series A Preferred Stock Purchase Agreement, dated as of October 3, 2011, by and among Diversey Holdings, Inc., Sealed Air and Solution Acquisition Corp. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report October 3, 2011, File No. 1-12139, is incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Company.

23.1	Consent of KPMG LLP.

31.1	Certification of William V. Hickey, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated February 29, 2012.

31.2	Certification of Tod S. Christie, Treasurer and Interim Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated February 29, 2012.

32	Certification of William V. Hickey, Chief Executive Officer of the Company, and Tod S. Christie, Treasurer and Interim Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated February 29, 2012.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Compensatory plan or arrangement of management required to be filed as an exhibit to this report on Form 10-K.

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

SEALED AIR CORPORATION AND SUBSIDIARIES

SCHEDULE II

Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2011, 2010 and 2009

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions		Foreign Currency Translation and Other	Balance at End of Year
	(in millions of dollars)
Year ended December 31, 2011:
Allowance for doubtful accounts	$17.0	$8.9	$(8.2)	(1)	$(1.4)	$16.3(3)

Inventory obsolescence reserve	$22.7	$9.5	$(7.9)	(2)	$(0.8)	$23.5(3)

Year ended December 31, 2010:
Allowance for doubtful accounts	$17.5	$6.9	$(6.5)	(1)	$(0.9)	$17.0

Inventory obsolescence reserve	$26.6	$2.1	$(6.5)	(2)	$0.5	$22.7

Year ended December 31, 2009:
Allowance for doubtful accounts	$19.5	$6.3	$(7.2)	(1)	$(1.1)	$17.5

Inventory obsolescence reserve	$24.1	$6.2	$(8.5)	(2)	$4.8	$26.6

(1)	Primarily accounts receivable balances written off, net of recoveries.

(2)	Primarily items removed from inventory.

(3)	Includes amounts related to Diversey.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALED AIR CORPORATION (Registrant)

By:	/s/ WILLIAM V. HICKEY
William V. Hickey
President and Chief Executive Officer

Date: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ WILLIAM V. HICKEY William V. Hickey	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2012

By:	/s/ TOD S. CHRISTIE Tod S. Christie	Treasurer and Interim Chief Financial Officer (Principal Financial Officer)	February 29, 2012

By:	/s/ JEFFREY S. WARREN Jeffrey S. Warren	Controller (Principal Accounting Officer)	February 29, 2012

By:	/s/ HANK BROWN Hank Brown	Director	February 29, 2012

By:	/s/ MICHAEL CHU Michael Chu	Director	February 29, 2012

By:	/s/ LAWRENCE R. CODEY Lawrence R. Codey	Director	February 29, 2012

By:	/s/ PATRICK DUFF Patrick Duff	Director	February 29, 2012

By:	/s/ T. J. DERMOT DUNPHY T. J. Dermot Dunphy	Director	February 29, 2012

By:	/s/ JACQUELINE B. KOSECOFF Jacqueline B. Kosecoff	Director	February 29, 2012

By:	/s/ KENNETH P. MANNING Kenneth P. Manning	Director	February 29, 2012

By:	/s/ WILLIAM J. MARINO William J. Marino	Director	February 29, 2012

By:	/s/ JERRY R. WHITAKER Jerry R. Whitaker	Director	February 29, 2012