Form 10-Q
period 2012-03-31
SEALED AIR CORP/DE
filed 2012-05-10
CIK 1012100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There were 194,097,465 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of April 30, 2012.

SEALED AIR CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2012	2011
Net sales:
Food Packaging	$488.2	$474.9
Food Solutions	238.2	228.8
Protective Packaging	345.6	335.1
Diversey	750.9	—
Other	94.6	89.7

Total net sales	1,917.5	1,128.5
Cost of sales	1,267.8	819.5

Gross profit	649.7	309.0
Marketing, administrative and development expenses	478.1	183.5
Amortization expense of intangible assets acquired	34.2	2.5
Costs related to the acquisition of Diversey	1.8	—
Restructuring and other charges	48.1	—

Operating profit	87.5	123.0
Interest expense	(97.8)	(37.0)
Foreign currency exchange losses related to Venezuelan subsidiary	—	(0.2)
Other expense, net	(4.1)	(3.9)

(Loss) earnings before income tax provision	(14.4)	81.9
Income tax (benefit) provision	(8.4)	22.2

Net (loss) earnings available to common stockholders	$(6.0)	$59.7

Net (loss) earnings per common share:
Basic	$(0.03)	$0.37

Diluted	$(0.03)	$0.34

Dividends per common share	$0.13	$0.13

Weighted average number of common shares outstanding:
Basic	191.9	158.7

Diluted	191.9	176.9

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months
	Ended
	March 31,
	2012	2011
Net (loss) earnings available to common stockholders	$(6.0)	$59.7
Other comprehensive income, net of taxes:
Recognition of deferred pension items, net of taxes of $1.5 in 2012 and $0.3 in 2011	0.2	1.1
Unrealized losses on derivative instruments, net of taxes of $0.1 in 2012 and $0.1 in 2011	(0.2)	(0.2)
Foreign currency translation adjustments	107.8	59.0

Comprehensive income, net of taxes	$101.8	$119.6

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$538.2	$722.8
Receivables, net of allowance for doubtful accounts of $18.6 in 2012 and $16.3 in 2011	1,330.6	1,385.8
Inventories	891.0	798.1
Deferred tax assets	153.0	165.5
Prepaid expenses and other current assets	97.8	125.6

Total current assets	3,010.6	3,197.8
Property and equipment, net	1,329.8	1,322.1
Goodwill	4,273.4	4,220.5
Intangible assets, net	2,102.9	2,103.2
Non-current deferred tax assets	134.6	129.3
Other assets, net	469.7	459.0

Total assets	$11,321.0	$11,431.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$34.5	$34.5
Current portion of long-term debt	1.6	1.9
Accounts payable	621.5	619.0
Deferred tax liabilities	18.4	16.0
Settlement agreement and related accrued interest	842.6	831.2
Accrued restructuring costs	46.8	37.1
Other current liabilities	668.9	843.8

Total current liabilities	2,234.3	2,383.5
Long-term debt, less current portion	4,988.0	5,010.9
Non-current deferred tax liabilities	443.3	467.2
Other liabilities	613.3	617.9

Total liabilities	8,278.9	8,479.5
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2012 and 2011	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 204,085,552 in 2012 and 202,528,616 in 2011; shares outstanding; 194,052,185 in 2012 and 192,062,185 in 2011	20.5	20.3
Common stock reserved for issuance related to Settlement agreement, $0.10 par value per share, 18,000,000 shares in 2012 and 2011	1.8	1.8
Additional paid-in capital	1,680.5	1,689.6
Retained earnings	1,735.2	1,766.5
Common stock in treasury, 10,033,367 in 2012 and 10,466,431 in 2011	(352.8)	(375.6)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(43.0)	(43.2)
Cumulative translation adjustment	3.8	(104.0)
Unrealized gain on derivative instruments	1.9	2.1

Total accumulated other comprehensive loss, net of taxes	(37.3)	(145.1)

Total parent company stockholders’ equity	3,047.9	2,957.5
Noncontrolling interests	(5.8)	(5.1)

Total stockholders’ equity	3,042.1	2,952.4

Total liabilities and stockholders’ equity	$11,321.0	$11,431.9

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months
	Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net (loss) earnings available to common stockholders	$(6.0)	$59.7
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	82.3	36.0
Share-based incentive compensation and profit sharing expense	12.3	10.5
Costs related to the acquisition of Diversey	1.8	—
Amortization of senior debt related items and other	3.5	0.2
Provisions for bad debt	1.8	1.6
Provisions for inventory obsolescence	6.2	3.3
Deferred taxes, net	(14.1)	2.5
Excess tax benefit from share-based incentive compensation	(0.8)	(2.6)
Net gain on disposals of property and equipment and other	(0.2)	(0.1)
Changes in operating assets and liabilities:
Receivables, net	75.8	21.6
Inventories	(83.5)	(51.6)
Other assets, net	(39.4)	(0.9)
Accounts payable	(5.0)	26.5
Other liabilities	(132.0)	(39.5)

Net cash (used in) provided by operating activities	(97.3)	67.2

Cash flows from investing activities:
Capital expenditures for property and equipment	(29.2)	(19.5)
Proceeds from sales of property and equipment	0.4	0.3
Other investing activities	1.8	0.6

Net cash used in investing activities	(27.0)	(18.6)

Cash flows from financing activities:
Proceeds from long-term debt	0.1	0.4
Excess tax benefit from share-based incentive compensation	0.8	2.6
Payments of long-term debt	(30.9)	(2.2)
Acquisition of common stock for tax withholding obligations under our 2005 contingent stock plan	(10.0)	(12.0)
Net payments of short-term borrowings	—	(14.3)
Dividends paid on common stock	(25.2)	(20.8)
Other financing activities	—	(1.0)

Net cash used in financing activities	(65.2)	(47.3)

Effect of foreign currency exchange rate changes on cash and cash equivalents	4.9	19.1

Cash and cash equivalents:
Balance, beginning of period	$722.8	$675.6
Net change during the period	(184.6)	20.4

Balance, end of period	$538.2	$696.0

Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$116.0	$36.1

Income tax payments	$31.2	$25.2

Non-cash items:
Transfer of shares of our common stock from treasury as part of our 2011 profit-sharing plan contribution	$18.6	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables are in millions, except per share data)

(1) Organization and Basis of Presentation

Organization

We are a global leader in food safety and security, facility hygiene and product protection. We serve an array of end markets including food and beverage processing, food service, retail, health care and industrial, commercial and consumer applications. We have widely recognized and inventive brands such as Bubble Wrap® brand cushioning, Cryovac® brand food packaging solutions and, as a result of our acquisition of Diversey Holdings, Inc. (“Diversey”) on October 3, 2011, Diversey® brand cleaning and hygiene solutions. We offer efficient and sustainable solutions that create business value for customers, enhance the quality of life for consumers and provide a cleaner and healthier environment for future generations.

Throughout this report, when we refer to “Sealed Air,” the “Company,” “we,” “our,” or “us,” we are referring to Sealed Air Corporation and all of our subsidiaries, except where the context indicates otherwise.

We conduct our operations through the following four business segments: Food Packaging, Food Solutions, Protective Packaging, Diversey and an “Other” category. See Note 4, “Segments,” for further details of our segment structure. We conduct substantially all of our business through three wholly-owned subsidiaries, Cryovac, Inc., Sealed Air Corporation (US) and Diversey.

Basis of Presentation

Our condensed consolidated financial statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our condensed consolidated balance sheet as of March 31, 2012 and our condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 have been made. The results set forth in our condensed consolidated statements of operations for the three months ended March 31, 2012 and in our condensed consolidated statements of cash flows for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. All amounts are in millions, except per share amounts, and approximate due to rounding. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, had no impact on our consolidated financial condition, results of operations and cash flows.

During the first quarter of 2012, we identified a misclassification in our December 31, 2011 consolidated balance sheet included in our 2011 Annual Report on Form 10-K. This misclassification, which has been corrected on our December 31, 2011 consolidated balance sheet included in this Form 10-Q, decreased our current deferred tax assets and non-current deferred tax liabilities by $64.8 million, decreasing our current deferred tax assets from $230.3 million to $165.5 million and decreasing our non-current deferred tax liabilities from $532.0 million to $467.2 million. This misclassification had no impact on our net deferred tax liability balance at December 31, 2011 and it did not impact our consolidated statements of operations or cash flows. Accordingly, we do not consider this correction to be material to our consolidated financial condition.

The condensed consolidated financial statements and information included in this Quarterly Report on Form 10-Q (“Form 10-Q”) include the financial results of Diversey for the period beginning January 1, 2012 through March 31, 2012 and as of December 31, 2011 for the condensed consolidated balance sheet. The financial results included in this Form 10-Q related to the acquisition method accounting for the Diversey transaction are subject to change as the acquisition method accounting is not yet finalized and dependent upon the finalization of management’s review of certain independent valuations and studies that are still in process. See Note 3, “Acquisition of Diversey Holdings, Inc.,” for further information about the acquisition.

Our condensed consolidated financial statements were prepared in accordance with the interim reporting requirements of the Securities and Exchange Commission, or the SEC. As permitted under those rules, annual footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

We are responsible for the unaudited condensed consolidated financial statements and notes included in this report. As these are condensed financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and with the information contained in other publicly-available filings with the SEC.

(2) Recently Issued Accounting Standards

Unless necessary to clarify a point to readers, we will refrain from citing specific topic and section references when addressing new or pending accounting standard changes or discussing application of U.S. GAAP in this Form 10-Q.

Adopted in 2012

    In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04. The amendments in this ASU generally represent clarifications of fair value measurement, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements. On January 1, 2012, we adopted these amendments on a prospective basis and there was no impact on our consolidated financial condition or results of operations.

    In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income that became effective for us beginning January 1, 2012. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The adoption of this guidance did not impact our consolidated financial condition and results of operations.

    In September 2011, the FASB issued authoritative guidance on testing goodwill for impairment that became effective for us beginning January 1, 2012. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The adoption of this guidance did not impact our consolidated financial condition or results of operations.

(3) Acquisition of Diversey Holdings, Inc.

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

Under the terms of the acquisition agreement, we paid in aggregate $2.1 billion in cash consideration and an aggregate of approximately 31.7 million shares of Sealed Air common stock to the shareholders of Diversey. We financed the payment of the cash consideration and related fees and expenses through (a) borrowings under our new Credit Facility, (b) proceeds from our issuance of the Notes and (c) cash on hand. In connection with the acquisition, we also used our new borrowings and cash on hand to retire $1.6 billion of existing indebtedness of Diversey. The new Credit Facility and Notes are described further in Note 10, “Debt and Credit Facilities.”

Summary Unaudited Pro Forma Financial Information

The following table presents unaudited supplemental pro forma information as if the acquisition of Diversey had occurred on January 1, 2010 for the period presented below.

Three Months Ended March 31, 2011
Net sales	$1,892.2

Operating profit	$136.3

Net earnings from continuing operations	$12.3

Weighted average number of common shares outstanding:
Basic	190.4

Diluted	208.6

Net earnings per common share:
Basic	$0.06

Diluted	$0.06

There were no material non-recurring pro forma adjustments.

(4) Segments

The following table shows net sales, depreciation and amortization and operating profit by our segment reporting structure:

	Three Months Ended
	March 31,
	2012	2011
Net sales
Food Packaging	$488.2	$474.9
Food Solutions	238.2	228.8
Protective Packaging	345.6	335.1
Diversey	750.9	—
Other	94.6	89.7

Total	$1,917.5	$1,128.5

Depreciation and amortization on property, plant and equipment and intangible assets acquired
Food Packaging	$21.3	$16.3
Food Solutions	7.9	7.5
Protective Packaging	5.9	7.0
Diversey	42.2	—
Other	5.0	5.2

Total	$82.3	$36.0

Operating profit
Food Packaging	$59.9	$62.6
Food Solutions	26.5	19.4
Protective Packaging	46.5	40.0
Diversey	0.8	—
Other	3.7	1.0

Total segments and other	137.4	123.0
Costs related to the acquisition of Diversey	1.8	—
Restructuring and other charges(1)	48.1	—

Total	$87.5	$123.0

(1)	Restructuring and other charges by our segment reporting structure were as follows:

Three Months Ended March 31, 2012
Food Packaging	$17.5
Food Solutions	3.5
Protective Packaging	3.3
Diversey	20.7
Other	3.1

Total	$48.1

The restructuring and other charges in 2012 primarily relate to the 2011-2014 Integration and Optimization Program. See Note 9, “Restructuring Activities.”

Assets by Reportable Segments

The following table shows assets allocated by our segment reporting structure. Only assets which are identifiable by segment and reviewed by our chief operating decision maker by segment are allocated to the reportable segment assets, which are trade receivables, net, and finished goods inventories, net. All other assets are included in “Assets not allocated.”

	March 31,	December 31,
	2012	2011
Assets:
Trade receivables, net, and finished goods inventory, net
Food Packaging	$419.8	$420.4
Food Solutions	199.9	210.1
Protective Packaging	324.6	307.8
Diversey	873.0	842.4
Other	72.7	64.5

Total segments and other	$1,890.0	$1,845.2
Assets not allocated
Cash and cash equivalents	538.2	722.8
Property and equipment, net	1,329.8	1,322.1
Goodwill	4,273.4	4,220.5
Intangibles, net	2,102.9	2,103.2
Other	1,186.7	1,218.1

Total	$11,321.0	$11,431.9

Allocation of Goodwill to Reportable Segments

Our management views goodwill as a corporate asset, so we do not allocate our goodwill balance to the reportable segments. However, we are required to allocate goodwill to each reporting unit to perform our annual impairment review of goodwill, which we do during the fourth quarter of the year. See Note 7, “Goodwill and Identifiable Intangible Assets,” for the allocation of goodwill and the changes in goodwill balances in the three months ended March 31, 2012 by our reporting unit structure.

New Segment Structure

In November 2011, we announced our plans to establish new business units for our segment reporting structure. The new segment reporting structure will consist of three global business units. This new structure is expected to be implemented by the end of 2012 and will replace our existing seven business unit structure and Diversey’s legacy four region-based structure.

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

Until the new organization is implemented, we will continue to report our segment results using our existing segment structure. Additionally, there will be no immediate changes in how we manage our business with our customers, including the products, solutions and services we provide.

(5) Inventories

The following table details our inventories and the reduction of certain inventories to a LIFO basis:

	March 31,	December 31,
	2012	2011
Inventories (at FIFO, which approximates replacement value):
Raw materials	$154.7	$154.3
Work in process	140.6	122.8
Finished goods	652.0	574.3

Subtotal (at FIFO)	947.3	851.4
Reduction of certain inventories to LIFO basis	(56.3)	(53.3)

Total	$891.0	$798.1

We determine the value of our legacy Sealed Air non-equipment U.S. inventories by the last-in, first-out or LIFO inventory method. U.S. inventories determined by the LIFO method were $130 million at March 31, 2012 and $121 million at December 31, 2011.

(6) Property and Equipment, net

The following table details our property and equipment, net.

	March 31, 2012	December 31, 2011
Land and improvements	$173.3	$167.7
Buildings	708.8	697.2
Machinery and equipment	2,516.0	2,470.9
Other property and equipment	173.6	170.7
Construction-in-progress	107.9	104.4

	3,679.6	3,610.9
Accumulated depreciation and amortization	(2,349.8)	(2,288.8)

Property and equipment, net	$1,329.8	$1,322.1

The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment.

	Three Months Ended March 31,
	2012	2011
Interest cost capitalized	$1.0	$0.9
Depreciation and amortization expense for property and equipment	48.1	33.5

(7) Goodwill and Identifiable Intangible Assets

Goodwill

The following table shows our goodwill balances by our segment reporting structure.

	Carrying Value at December 31, 2011	Purchase Price Adjustments	Impact of Foreign Currency Translation	Carrying Value at March 31, 2012
Food Packaging	$391.7	$—	$0.7	$392.4
Food Solutions	147.9	—	0.3	148.2
Protective Packaging	1,260.0	—	2.4	1,262.4
Diversey	2,263.6	—	50.4	2,314.0
Other category	157.3	(1.2)	0.3	156.4

Total	$4,220.5	$(1.2)	$54.1	$4,273.4

We test goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and at other times if events or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. During the three months ended March 31, 2012, we determined that there were no events or changes in circumstances that had occurred that would indicate that the fair value of any of our reporting units may be below its carrying value.

Identifiable Intangible Assets

The following tables summarize our identifiable intangible assets with definite and indefinite useful lives.

	March 31,			December 31,
	2012			2011
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Customer Relationships	$1,048.6	$(55.7)	$992.9	$1,028.7	$(37.9)	$990.8
Trademarks and tradenames	884.1	(0.5)	883.6	882.3	(0.8)	881.5
Technology	235.7	(43.8)	191.9	230.2	(33.4)	196.8
Contracts	42.8	(8.3)	34.5	40.2	(6.1)	34.1

Total	$2,211.2	$(108.3)	$2,102.9	$2,181.4	$(78.2)	$2,103.2

These intangible assets include $911 million of intangible assets that we have determined to have indefinite useful lives, which primarily includes intangible assets acquired in connection with the acquisition of Diversey.

Below is the amortization expense of our intangible assets.

	Three Months Ended March 31,
	2012	2011
Amortization expense of intangible assets acquired	$34.2	$2.5

The following table shows the remaining estimated future amortization expense at March 31, 2012.

2012	$101.5
2013	133.8
2014	132.2
2015	104.3
2016	98.5
2017	97.3
Thereafter	524.0

Total	$1,191.6

(8) Accounts Receivable Securitization Program

We and a group of our U.S. subsidiaries maintain an accounts receivable securitization program with a bank and an issuer of commercial paper administered by the bank. As of March 31, 2012, the maximum purchase limit for receivable interests was $125 million, subject to the availability limits described below.

The amounts available from time to time under the program may be less than $125 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. During 2012, the level of eligible assets available under the program was lower than $125 million primarily due to our current credit ratings. As a result, the amount available to us under the program was $93 million at March 31, 2012. Although we do not believe that these restrictive provisions presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.

As of March 31, 2012 and December 31, 2011, we had no amounts outstanding under this program, and we did not utilize this program during 2012.

The program is scheduled to expire in December 2012. We intend to extend the receivables program prior to the expiration date.

Under limited circumstances, the bank and the issuer of commercial paper can end purchases of receivables interests before the above dates. A failure to comply with interest coverage, debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables program. We were in compliance with these ratios at March 31, 2012 and December 31, 2011.

Any transfers of ownership interests in receivables under this program are considered secured borrowings and will be recorded as liabilities on our condensed consolidated balance sheets. Program fees on any outstanding borrowings under this program are included in interest expense, and the costs related to commitment fees on the unused portion of this program are included in other expense, net, on our condensed consolidated statements of operations.

(9) Restructuring Activities

2011-2014 Integration and Optimization Program

In December, 2011, we initiated a restructuring program associated with the integration of Diversey’s business following our acquisition of Diversey on October 3, 2011. The program primarily consists of (i) reduction in headcount, (ii) consolidation of facilities, and (iii) consolidation and streamlining of certain customer and vendor contracts and relationships. This program is expected to be completed by the end of 2014.

The associated costs and related restructuring charges for this program in the three months ended March 31, 2012 are included in the table below.

	Three Months Ended March 31, 2012	Cumulative as of March 31, 2012
Associated costs	$5.8	$5.8
Restructuring charges	47.3	100.2

Total	$53.1	$106.0

The associated costs included in the table above include asset impairments of $5 million, which were included in cost of sales on the condensed consolidated statements of operations and in our Food Packaging segment. The asset impairments relate to a planned facility closure in the U.S., which is considered an asset held for sale and is included in other current assets on our condensed consolidated balance sheet as of March 31, 2012.

The restructuring charges included in the table above primarily consisted of termination and benefits costs, including $7 million of cash-settled stock appreciation rights that were previously issued to Diversey employees as a portion of the total consideration for the acquisition of Diversey. See Note 15, “Stockholders’ Equity,” for further details of these awards. These charges were included in restructuring and other charges on the condensed consolidated statements of operations.

The restructuring accrual, spending and other activity for the three months ended March 31, 2012 and the accrual balance remaining at March 31, 2012 were as follows:

Restructuring accrual at December 31, 2011	$24.3
Additional accrual for termination benefits	46.9
Cash payments during 2012	(26.2)
Effect of changes in foreign currency exchange rates	0.4

Restructuring accrual at March 31, 2012	$45.4

Cumulative cash payments made in connection with this program through March 31, 2012 were $55 million. We expect to pay $34 million of the accrual balance remaining at March 31, 2012 within the next twelve months. This amount is included in other current liabilities on the condensed consolidated balance sheet at March 31, 2012. The remaining accrual of $11 million is expected to be paid after March 31, 2013 and is included in other liabilities on the condensed consolidated balance sheet at March 31, 2012.

European Principal Company (“EPC”)

In May 2011, before the acquisition of Diversey, Diversey approved, subject to successful works council consultations, plans to reorganize its European operations to function under a centralized management and supply chain model. We completed the reorganization on May 3, 2012 and the EPC, based in the Netherlands, is now centrally managing Diversey’s European operations. Diversey’s European subsidiaries are executing sales and distribution locally, and local production companies are acting as toll manufacturers on behalf of the EPC.

As part of the planning for this reorganization, in the first quarter of 2012, we recognized associated costs of $5 million, which are included in marketing, administrative and development expenses in the condensed consolidated statements of operations, and a nominal amount for restructuring charges for termination benefits.

(10) Debt and Credit Facilities

Our total debt outstanding consisted of the amounts included in the table below.

	March 31, 2012	December 31, 2011
Short-term borrowings	$34.5	$34.5

Current portion of long-term debt	1.6	1.9

Total current debt	36.1	36.4

5.625% Senior Notes due July 2013, less unamortized discount of $0.2 in 2012 and $0.3 in 2011(1)	400.8	401.0
12% Senior Notes due February 2014(1)	155.6	156.3
Term Loan A Facility due October 2016, less unamortized lender fees of $20.7 in 2012 and $22.7 in 2011	960.3	989.9
7.875% Senior Notes due June 2017, less unamortized discount of $6.2 in 2012 and $6.5 in 2011	393.8	393.5
Term Loan B Facility due October 2018, less unamortized lender fees of $20.3 in 2012 and $21.3 in 2011 and unamortized discount of $25.7 in 2012 and $26.5 in 2011	1,125.7	1,118.8
8.125% Senior Notes due September 2019	750.0	750.0
8.375% Senior Notes due September 2021	750.0	750.0
6.875% Senior Notes due July 2033, less unamortized discount of $1.4 in 2012 and 2011	448.6	448.6
Other	3.2	2.8

Total long-term debt, less current portion	4,988.0	5,010.9

Total debt	$5,024.1	$5,047.3

(1)	Amount includes adjustments due to interest rate swaps. See “Interest Rate Swaps,” of Note 11, “Derivatives and Hedging Activities,” for further discussion.

Credit Facility

In connection with the funding of the cash consideration for the acquisition and the repayment of existing indebtedness of Diversey and to provide for ongoing liquidity requirements, on October 3, 2011, we entered into a senior secured credit facility (the “Credit Facility”). The Credit Facility consists of: (a) a multicurrency term loan A facility denominated in U.S. dollars, Canadian dollars, euros and Japanese yen, (“Term Loan A Facility”), (b) a multicurrency term loan B facility denominated in U.S. dollars and euros (“Term Loan B Facility”) and (c) a $700 million revolving credit facility available in U.S. dollars, Canadian dollars, euros and Australian dollars (“Revolving Credit Facility”).

The Term Loan A Facility and the Revolving Credit Facility each have a five-year term and bear interest at either LIBOR or base rate (or an equivalent rate in the relevant currency) plus 250 basis points (bps) per annum in the case of LIBOR loans and 150 bps per annum in the case of base rate loans, provided that the interest rates shall be decreased to 225 bps and 125 bps, respectively, upon achievement of specified leverage ratios. The Term Loan B Facility has a seven-year term. The U.S. dollar-denominated tranche of the Term Loan B Facility bears interest at either LIBOR or base rate plus 375 bps per annum in the case of LIBOR loans and 275 bps per annum in the case of base rate loans, and the euro-denominated tranche bears interest at either EURIBOR or base rate plus 450 bps per annum in the case of EURIBOR loans and 350 bps per annum in the case of base rate loans. LIBOR and EURIBOR are subject to a 1.0% floor under the Term Loan B Facility tranches. Our obligations under the Credit Facility have been guaranteed by certain of Sealed Air’s subsidiaries and secured by pledges of certain assets and the capital stock of certain of our subsidiaries.

The U.S. dollar denominated tranche of the Term Loan B Facility was sold to investors at 98% of its principal amount, and the euro-denominated tranche of the Term Loan B Facility was sold to investors at 97% of its principal amount. As a result, we recorded $28 million of original issuance discounts, which are included in the carrying amount of the Term Loan B Facility. We also recorded $48 million of lender fees related to the transactions mentioned above. These fees are also included in the carrying amount of the respective debt instruments. In addition, we recorded $51 million of non-lender fees related to the transactions mentioned above. These fees are included in other assets on our condensed consolidated balance sheet.

The amortization expense of the original issuance discount, and lender and non-lender fees are calculated using the effective interest rate method over the lives of the respective debt instruments. Total amortization expense in the three months ended March 31, 2012 related to the debt instruments above was $6 million and is included in interest expense on our condensed consolidated statements of operations.

Effective October 3, 2011, we terminated our former global credit facility and European credit facility and replaced them with the Revolving Credit Facility. The Revolving Credit Facility may be used for working capital needs and general corporate purposes, including the payment of the amounts required upon effectiveness of the Settlement agreement. We did not use our former global credit facility or European credit facility in the year ended December 31, 2011. We used our Revolving Credit Facility for a short time period in connection with the acquisition of Diversey in the year ended December 31, 2011. We did not use our Revolving Credit Facility in the three months ended March 31, 2012. Interest paid for the year ended December 31, 2011 under the Revolving Credit Facility was immaterial. There were no amounts outstanding under the Revolving Credit Facility at March 31, 2012 or December 31, 2011.

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

Lines of Credit

The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including the Revolving Credit Facility discussed above, and the amounts available under our accounts receivable securitization program. We are not subject to any material compensating balance requirements in connection with our lines of credit.

	March 31, 2012	December 31, 2011
Used lines of credit	$34.5	$34.5
Unused lines of credit	1,021.7	1,028.7

Total available lines of credit	$1,056.2	$1,063.2

Available lines of credit—committed	$704.0	$703.9
Available lines of credit—uncommitted	352.2	359.3

Total available lines of credit	$1,056.2	$1,063.2

Accounts receivable securitization program—committed(1)	$93.0	$92.0

(1)	See Note 8, “Accounts Receivable Securitization Program,” for further details of this program.

Other Lines of Credit

Substantially all our short-term borrowings of $35 million at March 31, 2012 and December 31, 2011 were outstanding under lines of credit available to several of our foreign subsidiaries. The following table details our other lines of credit.

	March 31, 2012	December 31, 2011
Available lines of credit	$356.2	$363.2
Unused lines of credit	321.7	328.7
Weighted average interest rate	6.2%	2.6%

Covenants

Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant to maintain a Consolidated Net Debt to Consolidated EBITDA (as defined in the Credit Facility). We were in compliance with the above financial covenants and limitations at March 31, 2012.

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

Foreign Currency Forward Contracts Not Designated as Hedges

Our subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purposes of our foreign currency hedging activities are to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies and to minimize the impact of the changes in foreign currencies related to foreign currency denominated interest-bearing intercompany loans and receivables and payables. The changes in fair value of these derivative contracts are recognized in other expense, net, on our condensed consolidated statements of operations and are largely offset by the remeasurement of the underlying foreign currency denominated items indicated above. These contracts predominantly have original maturities of less than 12 months.

The estimated fair value of these derivative contracts, which represents the estimated net balance that would be paid or that would be received by us in the event of their termination, based on the then current foreign currency exchange rates, was a net current liability of $0.2 million at March 31, 2012 and a net current asset of $15 million at December 31, 2011.

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

Net unrealized after tax gains (losses) related to these contracts that were included in other comprehensive income for the three months ended March 31, 2012 and 2011 were immaterial. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.

Interest Rate Swaps

From time to time, we may use interest rate swaps to manage our mix of fixed and floating interest rates on our outstanding indebtedness.

At March 31, 2012, we had outstanding interest rate swaps related to our 12% Senior Notes that qualified and were designated as fair value hedges.

We recorded a mark-to-market adjustment to record an increase of $1.9 million at March 31, 2012 in the carrying amount of our 12% Senior Notes due to changes in interest rates and an offsetting increase to other assets at March 31, 2012 to record the fair value of the remaining outstanding interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.

In the fourth quarter of 2011, we terminated or offset interest rate swaps on our 5.625% Senior Notes and our 12% Senior Notes. As a result, we received cash of $7 million related to these terminations and recognized a reduction of interest expense of $1 million and an increase of $6 million in the carrying amount of our 12% Senior Notes and our 5.625% Senior Notes, which is being amortized over the remaining maturities of these notes and included in interest expense on our condensed consolidated statements of operations.

At December 31, 2011, we recorded a mark-to-market adjustment to record an increase of $2 million in the carrying amount of our 12% Senior Notes due to changes in interest rates and an offsetting increase to other assets at December 31, 2011 to record the fair value of the remaining outstanding interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.

As a result of our interest rate swap agreements, interest expense was reduced by $0.3 million in the three months ended March 31, 2012 and $1 million in the three months ended March 31, 2011.

Other Derivative Instruments

We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to foreign exchange rates and interest rate and currency swaps related to access to international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At March 31, 2012 and December 31, 2011, we had no foreign exchange options or interest rate and currency swap agreements outstanding.

See Note 12, “Fair Value Measurements and Other Financial Instruments,” for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments.

Fair Value of Derivative Instruments

The following table details the fair value of our derivative instruments included on our condensed consolidated balance sheets.

	December 31,	December 31,	December 31,	December 31,
	Fair Value of Asset Derivatives(1)		Fair Value of (Liability) Derivatives(1)
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Foreign currency forward contracts (cash flow hedges)	$0.2	$0.5	$(0.2)	$(0.6)
Interest rate swaps (fair value hedges)	2.0	2.1	(0.1)	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	4.1	18.0	(4.3)	(3.0)

Total	$6.3	$20.6	$(4.6)	$(3.6)

(1)	Asset derivatives are included in other assets and liability derivatives are included in other liabilities.

The following table details the effect of our derivative instruments on our condensed consolidated statements of operations.

	Amount of Gain (Loss) Recognized in Earnings on Derivatives(1)
	Three Months Ended March 31,
	2012	2011
Derivatives designated as hedging instruments:
Interest rate swaps	$0.1	$0.8
Foreign currency forward contracts(2)	(0.2)	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(2)	(2.6)	5.1

Total	$(2.7)	$5.9

(1)	Amounts recognized on the foreign currency forward contracts were included in other income (expense), net. Amounts recognized on the interest rate swaps were included in interest expense.
(2)	The net gains and (losses) included above were substantially offset by the net (losses) and gains resulting from the remeasurement of the underlying foreign currency denominated items, which are included in other expense, net, on the condensed consolidated statement of operations. The underlying foreign currency denominated items include third party and intercompany receivables and payables and interest-bearing intercompany loans. See “Foreign Currency Forward Contracts Not Designated as Hedges” above for further information.

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

The following table details the fair value hierarchy of our financial instruments.

	Fair Value	Fair Value	Fair Value	Fair Value
March 31, 2012	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$35.0	$—	$35.0	$—

Derivative financial instruments net asset (liabilities):
Interest rate swaps	$1.9	$—	$1.9	$—

Foreign currency forward contracts	$(0.2)	$—	$(0.2)	$—

December 31, 2011	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$148.9	$—	$148.9	$—

Derivative financial instruments net asset:
Interest rate swaps	$2.1	$—	$2.1	$—

Foreign currency forward contracts	$14.9	$—	$14.9	$—

Cash Equivalents

Our cash equivalents at March 31, 2012 consisted of commercial paper (fair value determined using Level 2 inputs). Our cash equivalents at December 31, 2011 consisted of commercial paper and money market accounts (fair value determined using Level 2 inputs). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

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

Counterparties to these foreign currency forward contracts and interest rate swaps are rated at least A- by Standard & Poor’s and Baa1 by Moody’s. None of these counterparties experienced any significant ratings downgrades in the three months ended March 31, 2012. Credit ratings on some of our counterparties may change during the term of our financial instruments. We closely monitor our counterparties’ credit ratings and if necessary will make any appropriate changes to our financial instruments. The fair value generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date.

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

The table below shows the carrying amounts and estimated fair values of our total debt:

	$5,024.0	$5,024.0	$5,024.0	$5,024.0
	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.625% Senior Notes due July 2013(1)	$400.8	$412.9	$401.0	$414.1
12% Senior Notes due February 2014(1)	155.6	177.7	156.3	179.8
Term Loan A Facility due October 2016(2)	960.3	960.3	989.9	989.9
7.875% Senior Notes due June 2017	393.8	431.3	393.5	426.0
Term Loan B Facility due October 2018(2)	1,125.7	1,125.7	1,118.8	1,118.8
8.125% Senior Notes due September 2019	750.0	827.0	750.0	824.5
8.375% Senior Notes due September 2021	750.0	842.2	750.0	826.9
6.875% Senior Notes due July 2033	448.6	433.0	448.6	389.3
Other foreign loans	38.2	37.8	37.8	37.4
Other domestic loans	1.1	1.0	1.4	1.3

Total debt	$5,024.1	$5,248.9	$5,047.3	$5,208.0

(1)	The carrying value and fair value of such debt include adjustments due to interest rate swaps. See Note 11, “Derivatives and Hedging Activities.”
(2)	Includes non-U.S. dollar tranches.

As of March 31 2012, we did not have any non–financial assets and liabilities that were carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required at March 31, 2012. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are property and equipment, goodwill, intangible assets, and asset retirement obligations.

(13) Income Taxes

Effective Income Tax Rate and Income Tax Provision

Our loss before income taxes was reduced by an income tax benefit of $8 million (an income tax benefit rate of 58.3%) for the three months ended March 31, 2012. Our earnings before income taxes was reduced by an income tax provision of $22 million (an effective tax rate of 27.1%) for the three months ended March 31, 2011.

For the three months ended March 31, 2012, our income tax benefit exceeded the statutory U.S. federal income tax rate of 35% because of losses in jurisdictions, such as the U.S., with high tax rates, while we had earnings in other jurisdictions with low tax rates. We also reached favorable settlements of certain tax disputes during this period.

For the three months ended March 31, 2011, our effective income tax rate was lower than the statutory U.S. federal income tax rate of 35% primarily due to our lower net effective income tax rate on foreign earnings, our domestic manufacturing deduction and certain U.S. tax credits partially offset by state income taxes.

Unrecognized Tax Benefits

There have been no material changes to the Company’s unrecognized tax benefits as reported at March 31, 2012, nor have we changed our policy with regard to the reporting of penalties and interest related to unrecognized tax benefits.

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

We recorded a pre-tax charge of approximately $850 million as a result of the Settlement agreement on our condensed consolidated statement of operations for the year ended December 31, 2002. The charge consisted of the following items:

•

a charge of $513 million covering a cash payment that we will be required to make under the Settlement agreement upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy. Because we cannot predict when a plan of reorganization may become effective, we recorded this liability as a current liability on our consolidated balance sheet at December 31, 2002. Under the terms of the Settlement agreement, this amount accrues interest at a 5.5% annual rate from December 21, 2002 to the date of payment. We have recorded this interest in interest expense on our condensed consolidated statements of operations and in Settlement agreement and related accrued interest on our condensed consolidated balance sheets. The accrued interest, which is compounded annually, was $330 million at March 31, 2012 and $319 million at December 31, 2011.

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

Settlement agreement and related costs reflected legal and related fees for Settlement-related matters of $0.1 million for the three months ended March 31, 2012 and $0.4 million for the three months ended March 31, 2011, which are included in other (expense) income, net, on our condensed consolidated statements of operations.

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

On February 2, 2012, Garlock Sealing Technologies LLC (“Garlock”) filed a motion (the “Garlock Reargument Motion”) with the District Court requesting that the District Court grant reargument, rehearing, or otherwise amend the District Court Opinion and the District Court Confirmation Order insofar as they overrule Garlock’s objections to the PI Settlement Plan. On February 13, 2012, the Company, Cryovac, and Fresenius Medical Care Holdings, Inc. filed a joint motion (the “Sealed Air/Fresenius Motion”) with the District Court. The Sealed Air/Fresenius Motion does not seek to disturb confirmation of the PI Settlement Plan but requests that the District Court amend and clarify certain matters in the District Court Opinion and the District Court Confirmation Order. Also on February 13, 2012, Grace and the other proponents of the PI Settlement Plan filed a motion (the “Plan Proponents’ Motion”) with the District Court requesting certain of the same amendments and clarifications sought by the Sealed Air/Fresenius Motion. On February 27, 2012, certain asbestos claimants known as the “Libby Claimants” filed a response to the Sealed Air/Fresenius Motion and the Plan Proponents’ Motion (the “Libby Response”). The Libby Response does not oppose the Sealed Air/Fresenius Motion or the Plan Proponents’ Motion but indicates, among other things, that: (a) the Libby Claimants have reached a settlement in principle of their objections to the PI Settlement Plan but that this settlement has not become effective and (b) the Libby Claimants reserve their rights with respect to the PI Settlement Plan pending the effectiveness of the Libby Claimants’ settlement. On April 20, 2012, as part of a more global settlement, Grace filed a motion with the Bankruptcy Court seeking, among other things, approval of a settlement with the Libby Claimants and BNSF. If approved by the court and implemented, this settlement should, among other things, result in the Libby Claimants and BNSF withdrawing their opposition to the PI Settlement Plan. On February 27, 2012, the District Court entered an order providing that parties would have 30 days to file a notice of appeal of the District Court Opinion and the District Court Confirmation Order computed from the last date of the District Court’s entry of an order regarding any and/or all of the Garlock Reargument Motion, the Sealed Air/Fresenius Motion, and the Plan Proponents’ Motion. Also, on February 27, 2012, Garlock filed a motion (the “Garlock Stay Motion”) requesting that the District Court stay the District Court Opinion and the District Court Confirmation Order until the later of 14 days after the disposition of the Garlock Reargument Motion or disposition of any timely appeal by Garlock of the District Court Opinion and the District Court Confirmation Order. By order dated April 10, 2012, the District Court (y) denied the Garlock Stay Motion without prejudice based upon Grace’s statement that it would not seek to consummate the PI Settlement Plan while the Garlock Reargument Motion was pending and (z) ordered Grace and Garlock to appear before the District Court to address all issues relating to the Garlock Reargument Motion. The District Court held a hearing on May 8, 2012 to consider the Garlock Reargument Motion. The District Court has not ruled on the Garlock Reargument Motion, the Sealed Air/Fresenius Motion, or the Plan Proponents’ Motion. The District Court has not scheduled a hearing with respect to the Sealed Air/Fresenius Motion or the Plan Proponents’ Motion and the Company does not know whether or when such a hearing may be scheduled, whether the District Court may instead rule on the Sealed Air/Fresenius Motion or the Plan Proponents’ Motion without a hearing, or how or when the District Court may rule with respect to such motions or the Garlock Reargument Motion.

Parties have also appealed the District Court Opinion and the District Court Confirmation Order to the United States Court of Appeals for the Third Circuit (the “Third Circuit Court of Appeals”). By orders dated February 23, 2012, the Third Circuit Court of Appeals stayed appeals of the District Court Opinion and the District Court Confirmation Order pending disposition of motions filed in the District Court with respect to the District Court Opinion and the District Court Confirmation Order. Although we are optimistic that, if it were to become effective, the PI Settlement Plan would implement the terms of the Settlement agreement, we can give no assurance that this will be the case notwithstanding the confirmation of the PI Settlement Plan by the Bankruptcy Court and the District Court. The terms of the PI Settlement Plan remain subject to amendment. Moreover, the PI Settlement Plan is subject to the satisfaction of a number of conditions which are more fully set forth in the PI Settlement Plan and include, without limitation, the availability of exit financing and the approval of the PI Settlement Plan becoming final and no longer subject to appeal. Parties have appealed the District Court Confirmation Order to the Third Circuit Court of Appeals or otherwise challenged the District Court Opinion and the District Court Confirmation Order. Matters relating to the PI Settlement Plan, the Bankruptcy and District Court Opinions, and the Bankruptcy and District Court Confirmation Orders may be subject to further appeal, challenge, and proceedings before the District Court, the Third Circuit Court of Appeals, or other courts. Parties may designate various issues to be considered in challenging the PI Settlement Plan, the Bankruptcy and District Court Opinions, or the Bankruptcy and District Court Confirmation Orders, including, without limitation, issues relating to releases and injunctions contained in the PI Settlement Plan.

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

(15) Stockholders’ Equity

Quarterly Cash Dividends

On April 19, 2012, our Board of Directors declared a quarterly cash dividend of $0.13 per common share. This dividend is payable on June 15, 2012 to stockholders of record at the close of business on June 1, 2012. The estimated amount of this dividend payment is $25 million based on 194 million shares of our common stock issued and outstanding as of April 30, 2012.

On February 16, 2012, our Board of Directors declared a quarterly cash dividend of $0.13 per common share, which was paid on March 16, 2012 to stockholders of record at the close of business on March 2, 2012. We used $25 million of available cash to pay this quarterly cash dividend.

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

Stock Appreciation Rights

In connection with the acquisition of Diversey, Sealed Air exchanged Diversey’s cash-settled stock appreciation rights and stock options that were unvested as of May 31, 2011 and unexercised at October 3, 2011 into cash-settled stock appreciation rights based on Sealed Air common stock (“SARs”). The number of SARs was determined based on the ratio of the per share merger consideration value of $24.50 and the fair value of Sealed Air’s common stock on September 30, 2011 of $16.70, or an exchange fraction of 1.46722. This resulted in granting 13 million SARs.

The fair-value-based measure of the SARs at October 3, 2011 was $100 million based on the assumptions as of the closing date of the acquisition. The fair value of the SARs was calculated using a Black-Scholes valuation model with assumptions with respect to each of the following variables: closing stock price on October 3, 2011; forfeiture rates; risk-free interest rates; expected volatility and a dividend yield. We included the fair value of Diversey cash-settled stock appreciation rights and unvested stock options converted to SARs of $51 million in the consideration transferred for the acquisition that was related to services rendered prior to the acquisition.

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

During the three months ended March 31, 2012, we recognized compensation expense of $12 million related to SARs that were granted to Diversey employees who remained employees as of March 31, 2012. This expense was based on the assumptions mentioned above and is included in marketing, administrative and development expenses on our condensed consolidated statements of operations. Payments due to the exercise of SARs in the three months ended March 31, 2012 were $19 million. As of March 31, 2012, the remaining liability for these SARs was $40 million and is included in other liabilities on our condensed consolidated balance sheet.

        In addition, in the three months ended March 31, 2012, we recognized compensation expense of $7 million for SARs as part of the termination and benefit costs for the Diversey employees that were part of the 2011 – 2014 Integration & Optimization Program. This expense was included in restructuring charges on our condensed consolidated statements of operations. Payments upon the exercise of these SARs were $16 million in the three months ended March 31, 2012. The remaining liability for SARs included in the restructuring plan was $1 million as of March 31, 2012 and is included in accrued restructuring costs on the condensed consolidated balance sheet.

2005 Contingent Stock Plan

The 2005 Contingent Stock Plan is our sole long-term equity compensation program for officers and employees. The 2005 Contingent Stock Plan provides for awards of equity-based compensation, including restricted stock, restricted stock units, performance share units and cash awards measured by share price, to our executive officers and other key employees, as well as U.S.-based key consultants. During the three months ended March 31, 2012, under the 2005 Contingent Stock Plan, we granted restricted stock, restricted stock units and cash awards, in addition to the SLO and PSU awards described below. An employee or consultant selected by the Organization and Compensation Committee of our Board of Directors to receive an award may accept the award during the period specified by us, provided the participant’s relationship to us has not changed.

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

Share-based Incentive Compensation

We record share-based incentive compensation expense in marketing, administrative and development expenses on our condensed consolidated statements of operations with a corresponding credit to additional paid-in capital within stockholders’ equity based on the fair value of the share-based incentive compensation awards at the date of grant. We recognize an expense or credit reflecting the straight-line recognition, net of estimated forfeitures, of the expected cost of the program. For the various PSU awards programs described below, the cumulative amount accrued to date is adjusted up or down to the extent the expected performance against the targets has improved or worsened. These share-based incentive compensation programs are described in more detail below.

The table below shows our total share-based incentive compensation expense.

	Three Months Ended March 31,
	2012	2011
2012 Three-year PSU Awards	$0.7	$—
2011 Three-year PSU Awards	0.3	0.9
2010 Three-year PSU Awards	(0.4)	0.8
2009 Three-year PSU Awards	—	1.5
2012 CEO Incentive Compensation	1.4	—
SLO Awards	0.3	0.4
Other long-term share-based incentive compensation programs	2.3	2.2

Total share-based incentive compensation expense (1)	$4.6	$5.8

(1)	The amounts included above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock as such these contributions are not considered share-based incentive compensation.

The following table shows the estimated amount of total share-based incentive compensation expense expected to be recognized on a straight-line basis over the remaining respective vesting periods by program at March 31, 2012.

	2012	2013	2014	Total
2012 Three-year PSU Awards	$2.2	$2.8	$2.9	$7.9
2011 Three-year PSU Awards	1.9	2.5	—	4.4
2010 Three-year PSU Awards	2.8	—	—	2.8
2012 CEO Incentive Compensation	4.0	—	—	4.0
SLO Awards	0.9	0.3	—	1.2
Other long-term share-based incentive compensation programs	7.8	7.2	3.4	18.4

Total share-based incentive compensation expense (1)	$19.6	$12.8	$6.3	$38.7

(1)	The amounts included above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock as such these contributions are not considered share-based incentive compensation.

For the awards and 2012 CEO Incentive Compensation included above, the estimated amount of future share-based incentive compensation expense will fluctuate based on: 1) the expected level of achievement of the respective goals and measures considered probable in future quarters, which impacts the number of shares that could be issued; and 2) the future price of our common stock, which impacts the expense related to additional discretionary shares.

The discussion that follows provides further details of our share-based incentive compensation programs.

2012 Chief Executive Officer (“CEO”) Incentive Compensation

    On March 27, 2012, the Compensation Committee approved the recommendation of William V. Hickey, our Chief Executive Officer, to place a substantial portion of his compensation at risk by reducing his base salary to $100,000 in 2012 and granting him most of his 2012 compensation as long-term incentive pay in the form of an equity award tied to the achievement of financial goals related to the success of the Diversey transaction. The Compensation Committee determined that Mr. Hickey would not participate in the annual incentive and long-term incentive programs applicable to the Company’s other executive officers. Instead, Mr. Hickey was granted a special award of performance share units. The target amount of Mr. Hickey’s award was set at the number of performance share units equal to $5 million divided by the closing price of our common stock on the grant date of $19.72, rounded up to the next whole share.

    The primary metrics for Mr. Hickey’s performance share units award are 2012 consolidated adjusted EBITDA, weighted at 70%, and 2012 net debt reduction from operations, weighted at 30%. To ensure that achievement of consolidated adjusted EBITDA represents the performance of the core business, non-U.S. GAAP adjusted EBITDA is derived from our U.S. GAAP net earnings by adjusting for specific items approved by the Compensation Committee, including restructuring charges, acquisition related expenses, integration costs and other income/(expense) as included in our condensed consolidated statements of operations. These performance goals are outlined in further detail in the Proxy Statement for our 2012 Annual Meeting of Stockholders.

The expense included in the table above was calculated using a grant date common stock share price of $19.72 per share on March 27, 2012 and is based on management’s estimate as of March 31, 2012 of the level of probable achievement of the performance goals and measures, which was determined to be at the target level, or 100% achievement (273,834 shares). Mr. Hickey will also receive a cash payment in the amount of dividends (without interest) that would have been paid from the beginning of 2012 until shares that he has earned are issued to him.

Due to Mr. Hickey’s retirement eligibility at grant date, the total expense related to these awards will be recognized on a straight-line basis in 2012.

The Performance Share Unit Awards

As part of our long term incentive program adopted in 2008, during the first 90 days of each year, the Organization and Compensation Committee of our Board of Directors, or Compensation Committee, has approved Performance Share Unit (PSU) awards for our executive officers and other selected key executives, which include for each officer or executive a target number of shares of common stock and performance goals and measures that will determine the percentage of the target award that is earned following the end of the performance period. Following the end of the performance period, participants will also receive a cash payment in the amount of the dividends (without interest) that would have been paid during the performance period on the number of shares that they have earned. As of March 31, 2012, we have accrued $1 million for these dividends in other current liabilities on our condensed consolidated balance sheet.

2012 Three-year PSU Awards

In March 2012, the Compensation Committee approved awards with a three-year performance period beginning January 1, 2012 for the named executive officers other than Mr. Hickey and for other officers and key executives. Mr. Hickey’s 2012 Compensation is discussed above under “2012 Chief Executive Officer Incentive Compensation.” The Compensation Committee established principal performance goals, which are 1) three-year average return on invested capital (“ROIC”) weighted at 50%, 2) constant dollar growth of net trade sales weighted at 25% and (3) relative total shareholder return (“TSR”) weighted at 25%. These performance goals are outlined in further detail in the Proxy Statement for our 2012 Annual Meeting of Stockholders. The targeted number of shares of common stock that can be earned is 414,226 shares for these 2012 PSU awards. If the threshold level is achieved for any of the performance goals then the number of shares earned for each participant can be increased (if the additional goal mentioned below is achieved) or decreased (if the additional goal mentioned below is not achieved) by up to 10% of the target level at the discretion of the Compensation Committee, or an aggregate of 41,423 shares for all participants. The additional goal is a 2014 safety result of a total recordable incident rate (a workplace safety indicator) (“TRIR”) of 0.90 or better, excluding facilities acquired during the performance period.

The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares depending on the level of achievement of the performance goals and measures, plus or minus the 41,423 additional discretionary shares mentioned above.

The TSR metric is considered a market condition since it is based on achieving a specified return on the price of Sealed Air common stock. Market conditions must be considered in the estimate of the grant-date fair value of the share-based payments. The fair value of this portion of the award was determined using a Monte Carlo simulation and resulted in a value of $23.40 per share. In addition, the portion of the compensation expense related to the TSR metric will be recognized regardless of whether the market condition is satisfied provided that the requisite service has been provided.

The expense included in the table above was calculated using a grant date common stock share price of $19.72 per share on March 27, 2012 for the ROIC and net trade sales goals and the Monte Carlo valuation of $23.40 per share for the TSR goal. The expense calculation is based on management’s estimate as of March 31, 2012 of the level of probable achievement of the performance goals and measures, which was determined to be at the target level, or 100% achievement (414,226 shares).

2011 Three-year PSU Awards

In March 2011, the Compensation Committee approved awards with a three-year performance period beginning January 1, 2011. The Compensation Committee established principal performance goals, which are 1) three-year cumulative volume growth of net trade sales and 2) three-year average return on invested capital (“ROIC”). These performance goals are outlined in further detail in the Proxy Statement for our 2012 Annual Meeting of Stockholders. The targeted number of shares of common stock that can be earned is 380,617 shares for these 2011 PSU awards. If the threshold level is achieved for either of the two performance goals mentioned above, then the number of shares earned for each participant can be increased (if the additional goal mentioned below is achieved) or decreased (if the additional goal mentioned below is not achieved) by up to 10% of the target level at the discretion of the Compensation Committee, or an aggregate of 38,062 shares for all participants. The additional goal is a 2013 safety result of a total recordable incident rate (a workplace safety indicator) (“TRIR”) of 1.20 or better, excluding facilities acquired during the performance period.

The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares depending on the level of achievement of the performance goals and measures, plus or minus the 38,062 additional discretionary shares mentioned above.

The expense included in the table above was calculated using a grant date common stock share price of $26.18 per share on March 11, 2011 and is based on management’s estimate as of March 31, 2012 of the level of probable achievement of the performance goals and measures, which was determined to be below the target level, or 84% achievement (159,859 shares, net of forfeitures), for the ROIC goal and below the target level, or 67% achievement (127,507 shares, net of forfeitures), for the volume goal.

2010 Three-year PSU Awards

In March 2010, the Compensation Committee approved awards with a three-year performance period beginning January 1, 2010. The Compensation Committee established principal performance goals, which are 1) three-year cumulative volume growth of net trade sales and 2) three-year average ROIC. These performance goals are outlined in further detail in the Proxy Statement for our 2011 Annual Meeting of Stockholders. The targeted number of shares of common stock that can be earned is 413,642 shares for these 2010 PSU awards. If the threshold level is achieved for either of the two performance goals mentioned above, then the number of shares earned for each participant can be increased (if the additional goal mentioned below is achieved) or decreased (if the additional goal mentioned below is not achieved) by up to 10% of the target level at the discretion of the Compensation Committee, or an aggregate of 41,364 shares for all participants. The additional goal is a 2012 safety result of TRIR of 1.20 or better, excluding facilities acquired during the performance period.

The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares depending on the level of achievement of the performance goals and measures, plus or minus the 41,364 additional discretionary shares mentioned above.

The expense included in the table above was calculated using a grant date common stock share price of $20.88 per share on March 8, 2010 and is based on management’s estimate as of March 31, 2012 of the level of probable achievement of the performance goals and measures, which was determined to be at the 166% achievement (343,323, net of forfeitures) for the volume goal and below the target level, or 97% achievement (200,616 shares, net of forfeitures) for the ROIC goal.

2009 Three-year PSU Awards

In February 2012, we issued 1,155,018 shares of common stock for the 2009 three-year PSU awards. These awards were based on the achievement of the operating profit performance goals and measures at the maximum level, or 200% achievement in the three-year performance period of 2009 through 2011. We concurrently acquired 414,210 of these shares of common stock as withholding from employees to satisfy their minimum tax withholding obligations, as provided for in our 2005 contingent stock plan. These acquired shares are held in common stock in treasury at a fair market value of $9 million.

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

The equity award will be made in the form of an award of restricted stock or restricted stock units that will vest on the second anniversary of the grant date or earlier in the event of death, disability or retirement from employment with us, and the shares subject to the award will not be transferable by the recipient until the later of vesting or the second anniversary of the grant date. If the recipient ceases to be employed by us before vesting, then the shares will be forfeited, except for certain circumstances following a change in control. The award will be made in the form of restricted stock unless the award would be taxable to the recipient before the shares become transferable by the recipient, in which case the award will be made in the form of restricted stock units. Recipients who hold SLO awards in the form of restricted stock receive dividends. Recipients who hold SLO awards in the form of restricted stock units receive a cash payment in the amount of the dividends (without interest) on the shares they have earned at about the same time that shares are issued to them following the period of restriction. As of March 31, 2012, we have accrued for these dividends in other current liabilities on our condensed consolidated balance sheet and the amount was immaterial.

For 2012, the Compensation Committee set the SLO award premium at 25%. The 2012 SLO target awards comprise an aggregate of 77,731 restricted stock shares and restricted stock units as of March 31, 2012. For 2011, the Compensation Committee set the SLO award premium at 25%. The 2011 SLO awards that were issued on March 9, 2012 comprised an aggregate of 11,212 restricted stock shares and restricted stock units.

We record compensation expense for these awards in marketing, administrative and development expenses on the condensed consolidated statement of operations with a corresponding credit to additional paid-in-capital within stockholders’ equity, based on the fair value of the awards at the end of each reporting period, which reflects the effects of stock price changes.

For the three months ended March 31, 2012, compensation expense related to the 2012 SLO awards was recognized based on the extent to which the performance goals and measures for our 2012 annual cash bonuses were considered probable of achievement at March 31, 2012. This expense is being recognized over a fifteen month period on a straight-line basis since a majority of the awards will vest at grant date, which will be no later than March 15, 2013, due to the retirement eligibility provision.

For the three months ended March 31, 2011, compensation expense related to the 2011 SLO awards was recognized based on the extent to which the performance goals and measures for 2011 annual cash bonuses were considered probable of achievement at March 31, 2011. This expense was recognized over a fifteen month period on a straight-line basis since a majority of the awards vested at grant date, which was March 9, 2012, due to the retirement eligibility provision.

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

(16) Net (Loss) Earnings Per Common Share

The following table shows the calculation of basic and diluted net earnings per common share under the two-class method.

	Three Months Ended March 31,
	2012	2011
Basic Net (Loss) Earnings Per Common Share:
Numerator
Net (loss) earnings available to common stockholders	$(6.0)	$59.7
Distributed and allocated undistributed net earnings to non-vested restricted stockholders	(0.1)	(0.4)

Distributed and allocated undistributed net (loss) earnings to common stockholders	(6.1)	59.3
Distributed net earnings—dividends paid to common stockholders	(25.1)	(20.7)

Allocation of undistributed net (loss) earnings to common stockholders	$(31.2)	$38.6

Denominator(1)
Weighted average number of common shares outstanding—basic	191.9	158.7

Basic net (loss) earnings per common share:
Distributed net earnings to common stockholders	$0.13	$0.13
Allocated undistributed net earnings to common stockholders	(0.16)	0.24

Basic net (loss) earnings per common share:	$(0.03)	$0.37

Diluted Net (Loss) Earnings Per Common Share:
Numerator
Distributed and allocated undistributed net (loss) earnings to common stockholders	$(6.1)	$59.3
Add: Allocated undistributed net earnings to non-vested restricted stockholders	—	0.2
Less: Undistributed net earnings reallocated to non-vested restricted stockholders	—	(0.2)

Net (loss) earnings available to common stockholders—diluted	$(6.1)	$59.3

Denominator(1) (2)
Weighted average number of common shares outstanding—basic	191.9	158.7
Effect of assumed issuance of Settlement agreement shares	—	18.0
Effect of non-vested restricted stock and restricted stock units	—	0.2

Weighted average number of common shares outstanding—diluted(2)	191.9	176.9

Diluted net (loss) earnings per common share	$(0.03)	$0.34

(1)	Includes the weighted-average impact in the three months ended March 31, 2012 of 31.7 million shares issued as part of the total consideration paid in connection with the acquisition of Diversey on October 3, 2012.
(2)	Provides for the following items if their inclusion is dilutive: (i) the effect of assumed issuance of 18 million shares of common stock reserved for the Settlement agreement as defined in our 2011 Annual Report on Form 10-K and (ii) the effect of non-vested restricted stock and restricted stock units using the treasury stock method. In calculating diluted net earnings per common share for the three months ended March 31, 2012, our diluted weighted average number of common shares outstanding exclude the effect of assumed issuance of Settlement agreement shares and non-vested restricted stock and restricted stock units as the effect was anti-dilutive.

PSU Awards

Since the PSU awards discussed in Note 15, “Stockholders’ Equity,” include contingently issuable shares that are based on a condition other than earnings or market price, they are included in the diluted weighted average number of common shares outstanding when we meet the performance conditions as of that date. However, in the three months ended March 31, 2012, unvested PSU awards that have met the performance conditions as of March 31, 2012 have not been included in the diluted weighted average number of common shares outstanding for the three months ended March 31, 2012 as the effect was anti-dilutive.

SLO Awards

The shares or units associated with the 2012 SLO awards are considered contingently issuable shares and therefore are not included in the basic or diluted weighted average number of common shares outstanding for the three months ended March 31, 2012. These shares or units, discussed in Note 15, “Stockholders’ Equity,” will not be included in the common shares outstanding until the final determination of the amount of annual incentive compensation is made in the first quarter of 2013. Once this determination is made, the shares or units will be included in the basic weighted average number of common shares outstanding if the employee is retirement eligible or in the diluted weighted average number of common shares outstanding if the employee is not retirement eligible if the impact to diluted net earnings per common share is dilutive. The numbers of shares or units associated with SLO awards for the 2011 and earlier fiscal years, although nominal for both the three months ended March 31, 2012 and 2011, were not included in the common shares outstanding for the three months ended March 31, 2012 as the effect was anti-dilutive.

(17) Other Expense, net

The following table provides details of other expense, net.

	Three Months Ended March 31,
	2012	2011
Interest and dividend income	$3.5	$2.0
Net foreign exchange transaction losses	(3.8)	(4.4)
Settlement agreement and related costs	(0.1)	(0.4)
Other, net	(3.7)	(1.1)

Other expense, net	$(4.1)	$(3.9)

(18) Related Party Transactions

Our Diversey segment has related party transactions with S.C. Johnson, Inc. and Unilever and these transactions are not considered material to our condensed consolidated financial statements. For more information regarding our related party transactions, refer to our 2011 Annual Report on Form 10-K.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with our condensed consolidated financial statements and related notes set forth in Item 1 of Part I of this quarterly report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2011 Annual Report on Form 10-K and our consolidated financial statements and related notes set forth in Item 8 of Part II of our Form 10-K. See Part II, Item 1A, “Risk Factors” and “Cautionary Notice Regarding Forward-Looking Statements,” below, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in millions, except per share amounts. When we cross-reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements,” unless the context indicates otherwise.

Cautionary Notice Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition and results of operations. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, costs, plans and objectives are forward-looking statements. The SEC encourages companies to disclose forward-looking statements so that investors can better understand a company’s future prospects and make informed investment decisions. Some of our statements in this report, in documents incorporated by reference into this report and in our future oral and written statements may be forward-looking. These statements reflect our beliefs and expectations as to future events and trends affecting our business, our consolidated financial condition and results of operations. These forward-looking statements are based upon our current expectations concerning future events and discuss, among other things, anticipated future financial performance and future business plans. Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Forward-looking statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will” and similar expressions. Examples of these forward-looking statements include projections regarding our 2012 outlook EPS guidance and other projections relating to our financial performance such as those in the “Components of Change in Net Sales” and “Cost of Sales” sections of our MD&A.

The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: the implementation of our Settlement agreement regarding the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against the Company arising from a 1998 transaction with W. R. Grace & Co.; global economic conditions; changes in our credit ratings; changes in raw material pricing and availability; changes in energy costs; competitive conditions; currency translation and devaluation effects, including in Venezuela; the success of our financial growth, profitability, cash generation and manufacturing strategies and our cost reduction and productivity efforts; the effects of animal and food-related health issues; pandemics; consumer preferences; environmental matters; regulatory actions and legal matters; successful integration of Diversey and the other information referenced below under Item 1A, “Risk Factors.” Except as required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Non-U.S. GAAP Information

In our MD&A, we present financial information in accordance with U.S. GAAP. We also present financial information that does not conform to U.S. GAAP, which we refer to as non-U.S. GAAP, as our management believes it is useful to investors. In addition, non-U.S. GAAP measures are used by management to review and analyze our operating performance and, along with other data, as internal measures for setting annual budgets and forecasts, assessing financial performance, providing guidance and comparing our financial performance with our peers. The non-U.S. GAAP information has limitations as an analytical tool and should not be considered in isolation from or as a substitute for U.S. GAAP information. It does not purport to represent any similarly titled U.S. GAAP information and is not an indicator of our performance under U.S. GAAP. Further, non-U.S. GAAP financial measures that we present may not be comparable with similarly titled measures used by others. Investors are cautioned against placing undue reliance on these non-U.S. GAAP measures. Further, investors are urged to review and consider carefully the adjustments made by management to the most directly comparable U.S. GAAP financial measure to arrive at these non-U.S. GAAP financial measures.

Our management will assess our financial results, such as gross profit, operating profit and diluted net earnings per common share (“EPS”), both on a U.S. GAAP basis and on an adjusted non-U.S. GAAP basis. Examples of some other supplemental financial metrics our management will also use to assess our financial performance include Earnings before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”), Adjusted EBITDA, Adjusted EPS, Adjusted Cash EPS and Free Cash Flow. These non-U.S. GAAP financial measures provide management with additional means to understand and evaluate the core operating results and trends in our ongoing business by eliminating certain one-time expenses and/or gains (which may not occur in each period presented) and other items that management believes might otherwise make comparisons of our ongoing business with prior periods and peers more difficult, obscure trends in ongoing operations or reduce management’s ability to make useful forecasts. Our non-U.S. GAAP financial measures may also be considered in calculations of our performance measures set by the Organization and Compensation Committee of our Board of Directors for purposes of determining incentive compensation.

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

Another non-U.S GAAP financial metric we present is our core income tax rate or provision (“core tax rate”). Our core tax rate is a measure of our U.S. GAAP effective tax rate, adjusted to exclude the tax impact from the special items that are excluded from our Adjusted net earnings and Adjusted EPS metrics. We consider our core tax rate as an indicator of the taxes on our core business. The tax situation and effective tax rate in the specific countries where the excluded or special items occur will determine the impact (positive or negative) to our core tax rate.

In our “Highlights of Financial Performance,” “Net Sales by Segment Reporting Structure,” “Net Sales by Geographic Region” and in some of the discussions and tables that follow, we exclude the impact of foreign currency translation when presenting net sales information, which we define as “constant dollar.” Changes in net sales excluding the impact of foreign currency translation are non-U.S. GAAP financial measures. As a worldwide business, it is important that we take into account the effects of foreign currency translation when we view our results and plan our strategies. Nonetheless, we cannot control changes in foreign currency exchange rates. Consequently, when our management looks at our financial results to measure the core performance of our business, we exclude the impact of foreign currency translation. We also may exclude the impact of foreign currency translation when making incentive compensation determinations. As a result, our management believes that these presentations are useful internally and may be useful to investors.

Recent Events

Dividends

On April 19, 2012, our Board of Directors declared a quarterly cash dividend of $0.13 per common share. This dividend is payable on June 15, 2012 to stockholders of record at the close of business on June 1, 2012. The estimated amount of this dividend payment is $25 million based on 194 million shares of our common stock issued and outstanding as of April 30, 2012.

On February 16, 2012, our Board of Directors declared a quarterly cash dividend of $0.13 per common share, which was paid on March 16, 2012 to stockholders of record at the close of business on March 2, 2012. We used $25 million of available cash to pay this quarterly cash dividend.

Acquisition of Diversey

On October 3, 2011, we completed the acquisition of Diversey. The financial results presented in this MD&A include the financial results of Diversey for the three months ended March 31, 2012. See Note 1, “Organization and Basis of Presentation,” and Note 3, “Acquisition of Diversey Holdings, Inc.,” for further details.

2012 Outlook

We continue to anticipate our 2012 Adjusted EPS to be in the range of $1.50 per share to $1.60 per share.

Our Adjusted EPS range reflects the following revised or updated assumptions:

•

net sales in the lower end of the range of $8.2 billion to $8.3 billion, reflecting current economic conditions in Europe. Our full year net sales assumptions include 3% - 4% constant dollar sales growth in our Food Packaging and Food Solutions segments, 4% - 5% constant dollar sales growth in our Protective Packaging segment and 3% constant dollar sales growth in our Diversey segment compared with legacy Diversey 2011 net sales;

•	non-cash, share-based compensation of $55 million, which now includes an anticipated $30 million for our 2012 U.S. profit sharing contribution in Company stock;

•	a core tax rate of 27%, resulting from a more favorable mix of pre-tax net earnings on an Adjusted EPS basis; and

•	cost synergies from our 2011-2014 Integration and Optimization Program of $70 million in 2012 (See “2011-2014 Integration and Optimization Program” below).

Our Adjusted EPS outlook continues to exclude the accretive impact of the payment of the Settlement agreement, as the timing of the settlement is unknown. Final payment of the Settlement agreement is expected to be accretive to EPS by approximately $0.13 annually following the payment date under the assumption of using a substantial portion of cash on hand for the payment and ceasing to accrue interest on the Settlement agreement amount and using a 35% tax rate.

None of the other assumptions outlined in our 2011 Annual Report on Form 10-K for our Adjusted EPS guidance have changed.

Highlights of Financial Performance

Below are highlights of our financial performance.

	First Quarter of		%
	2012	2011	Change
Net sales	$1,917.5	$1,128.5	70%

Gross profit	$649.7	$309.0	#
As a % of net sales	33.9%	27.4%
Marketing, administrative and development expenses(1)	478.1	183.5	#
As a % of net sales	24.9%	16.3%
Amortization expense of intangible assets acquired	34.2	2.5	#
Costs related to the acquisition of Diversey	1.8	—	#
Restructuring and other charges	48.1	—	#

Operating profit	$87.5	$123.0	(29)%

As a % of net sales	4.6%	10.9%
Interest expense	$(97.8)	$(37.0)	#
Other expense, net	$(4.1)	$(3.9)	5%
Net (loss) earnings available to common stockholders	$(6.0)	$59.7	#

Net (loss) earnings available to common stockholders-diluted	$(6.1)	$59.3	#.

Net (loss) earnings per common share:
Basic	$(0.03)	$0.37	#

Diluted	$(0.03)	$0.34	#

Weighted average number of common shares outstanding:
Basic	191.9	158.7

Diluted	191.9	176.9

Non-U.S. GAAP adjusted diluted net earnings per common share(2)	$0.18	$0.34	(47)%

#	Denotes a variance greater than or equal to 100%.
(1)	The marketing, administrative and development expenses for 2011 have been adjusted to exclude amortization expense of intangible assets acquired to conform to the 2012 presentation.
(2)	See “Diluted Net Earnings per Common Share” below for a reconciliation of our U.S. GAAP EPS to our non-U.S. GAAP adjusted EPS.

Diluted Net Earnings per Common Share

The following table presents a reconciliation of our U.S. GAAP EPS to our non-U.S. GAAP Adjusted EPS.

	First Quarter of
	2012		2011(1)
	Net Earnings	EPS	Net Earnings	EPS
U.S. GAAP net (loss) earnings and EPS available to common stockholders	$(6.0)	$(0.03)	$59.7	$0.34
Items excluded from the calculation of adjusted net earnings available to common stockholders and Adjusted EPS, net of taxes when applicable:
Special items:
Add: 2011-2014 Integration and Optimization Program restructuring charges	32.3	0.15	—	—
Add: Other restructuring charges	0.6	—	—	—
Add: 2011-2014 Integration and Optimization Program associated costs	3.8	0.02	—	—
Add: Non-recurring associated costs from legacy Diversey restructuring programs	5.4	0.03	—	—
Add: Costs related to the acquisition of Diversey	1.3	0.01	—	—
Add: European manufacturing facility closure charges	—	—	0.2	—

Non-U.S. GAAP Adjusted net earnings and EPS	$37.4	$0.18	$59.9	$0.34

(1)	Our 2011 Adjusted EPS calculation has been revised to conform to our 2012 presentation. There was no material impact to our Adjusted EPS results due to this revision.

The following table details the tax effect on special items included above:

	First Quarter of
	2012	2011
2011-2014 Integration and Optimization Program restructuring charges	$15.0	$—
Other restructuring charges	0.2	—
2011-2014 Integration and Optimization Program associated costs	2.0	—
Non-recurring costs associated from legacy Diversey restructuring programs	2.1	—
Costs related to the acquisition of Diversey	0.5	—
European manufacturing facility closure charges	—	0.1

	$19.8	$0.1

Effective Income Tax Rate

The following table presents a reconciliation of U.S. GAAP Effective Income Tax Rate to Non-U.S. GAAP Core Tax Rate for the three months ended March 31, 2012.

	Three Months Ended March 31, 2012
	U.S. GAAP	Special Items	Non-U.S. GAAP
(Loss) earnings before income tax provision	$(14.4)	$63.2	$48.8
Income tax (benefit) provision	(8.4)	19.8	11.4

Net (loss) earnings available to common stockholders	$(6.0)	$43.4	$37.4

Effective income tax rate	58.3%	31.3%	23.4%

See Note 16, “Net Earnings Per Common Share,” for details on the calculation of our U.S. GAAP basic and diluted EPS.

The discussions that follow provide further details about the material factors that contributed to the changes in our EPS in 2012 compared with 2011.

Net Sales by Segment Reporting Structure

The following table presents net sales by our segment reporting structure.

	First Quarter of		%
	2012	2011	Change
Net sales:
Food Packaging	$488.2	$474.9	3%
As a % of net sales	25.5%	42.1%
Food Solutions	238.2	228.8	4
As a % of net sales	12.4%	20.3%
Protective Packaging	345.6	335.1	3
As a % of net sales	18.0%	29.7%
Diversey	750.9	—	—
As a % of net sales	39.2%	—%
Other	94.6	89.7	5
As a % of net sales	4.9%	7.9%

Total	$1,917.5	$1,128.5	70%

#	Denotes a variance greater than 100%.

Net Sales by Geographic Region

The following tables present our net sales by geographic region and the components of change in net sales by geographic region.

	First Quarter of		%
	2012	2011	Change
Net sales:
U.S.	$647.9	$518.9	25%
As a % of net sales	33.8%	46.0%
International	1,269.6	609.6	#
As a % of net sales	66.2%	54.0%

Total net sales	$1,917.5	$1,128.5	70%

First Quarter of 2012	U.S.		International		Total Company
Volume—Units	$10.4	2.0%	$10.4	1.7%	$20.8	1.8%
Volume—Acquired businesses, net of (dispositions)	106.5	20.5	645.3	#	751.8	66.6
Product price/mix	12.1	2.3	9.7	1.6	21.8	1.9
Foreign currency translation	—	—	(5.4)	(0.9)	(5.4)	(0.5)

Total	$129.0	24.8%	$660.0	# %	$789.0	69.8%

#	Denotes a variance greater than 100%.

Foreign Currency Translation Impact on Net Sales

As shown above, 66% of our consolidated net sales in the first three months of 2012 were generated outside the U.S. Since we are a U.S. domiciled company, we translate our foreign currency-denominated net sales into U.S. dollars. Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our net sales from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact. The most significant currencies that contributed to the translation of our net sales and our other consolidated financial results in the first three months of 2012 were the euro, the Australian dollar, the Brazilian real, the Canadian dollar and the British pound.

In the first quarter of 2012, we experienced an unfavorable foreign currency translation impact on net sales of $5 million compared with the same period of 2011 due to the strengthening of the U.S. dollar against most of the foreign currencies that contributed to the translation of our net sales mentioned above. This unfavorable impact was mostly due to the strengthening of the U.S. dollar relative to the euro and the Brazilian real.

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

First Quarter of 2012	Food Packaging		Food Solutions		Protective Packaging		Diversey		Other		Total Company
Volume—Units	$4.5	1.0%	$2.2	1.0%	$9.8	2.9%	$—	—%	$4.3	4.8%	$20.8	1.8%
Volume—Acquired businesses, net of (dispositions)	0.3	0.1	—	—	—	—	750.9	—	0.6	0.7	751.8	66.6
Product price/mix(1)	10.7	2.2	7.4	3.2	2.8	0.8	—	—	0.9	1.0	21.8	1.9
Foreign currency translation	(2.2)	(0.5)	(0.2)	(0.1)	(2.1)	(0.6)	—	—	(0.9)	(1.0)	(5.4)	(0.5)

Total change (U.S. GAAP)	$13.3	2.8%	$9.4	4.1%	$10.5	3.1%	$750.9	—%	$4.9	5.5%	$789.0	69.8%

Impact of foreign currency translation	$2.2	0.5%	$0.2	0.1%	$2.1	0.6%	$—	—%	$0.9	1.0%	$5.4	0.5%

Total constant dollar change (Non-U.S. GAAP)	$15.5	3.3%	$9.6	4.2%	$12.6	3.7%	$750.9	—%	$5.8	6.5%	$794.4	70.3%

(1)	Our product price/mix reported above includes the net impact of our pricing actions and rebates as well as the period-to-period change in the mix of products sold. Also included in our reported product price/mix is the net effect of some of our customers purchasing our products in non-U.S. dollar or euro denominated countries at selling prices denominated in U.S. dollars or euros. This primarily arises when we export products from the U.S. and euro-zone countries. The impact to our reported product price/mix of these purchases in other countries at selling prices denominated in U.S. dollars or euros was not material for the periods included in the tables above.

Food Packaging Segment Net Sales

The $16 million, or 3%, constant dollar increase in net sales in the first quarter of 2012 compared with the same period of 2011 was primarily due to:

•

favorable product price/mix in the U.S. of $6 million, or 3%, and in Latin America of $4 million, or 6%, both from the benefits of pricing actions that were implemented to offset rising raw material costs and formula-based contractual price adjustments;

•

higher unit volumes in Australia/New Zealand of $3 million, or 6%, due to higher demand for our fresh dairy packaging products as a result of an increase in dairy customers’ production rates and, to a lesser extent, new business gains in this region. Also contributing to this region’s higher unit volume results was increased customer production rates for fresh red meat; and

•	higher unit volumes in Europe of $2 million, or 3%, mostly due to higher equipment sales.

These favorable drivers were partially offset by lower unit volumes in the U.S. of $3 million, or 1%, primarily due to lower customer production rates and a customer loss. This customer loss is not considered material to our consolidated net sales.

Food Solutions Segment Net Sales

The $10 million, or 4%, constant dollar increase in net sales in the first quarter of 2012 compared with the same period of 2011 was primarily due to:

•

favorable product price/mix in the U.S. of $4 million, or 4%, and in Australia/New Zealand of $2 million, or 5%, both from the benefits of pricing actions that were implemented to offset rising raw material costs and formula-based contractual price adjustments; and

•	higher unit volumes in the U.S. of $2 million, or 2%, due to an increase in demand for our solutions as a result of higher customer production rates.

Protective Packaging Segment Net Sales

The $13 million, or 4%, constant dollar increase in net sales in the first quarter of 2012 compared with the same period of 2011 was primarily due to higher unit volumes in the U.S. of $9 million, or 5%, due to the ongoing gradual economic recovery, increased demand for e-commerce-orientated solutions and new solutions.

Diversey Segment Net Sales

Reported net sales were $751 million in the first quarter of 2012 and are included in the year over year comparison as volume — acquired businesses, net of (dispositions).

Other Net Sales

The $6 million, or 7%, constant dollar increase in net sales in the first quarter of 2012 compared with the same period of 2011 was primarily due to higher unit volumes in our Specialty Materials business in the U.S. of $2 million, or 8%, and in our Medical Applications business in the Asia-Pacific region of $2 million, or 28%.

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

	First Quarter of		%
	2012	2011	Change
Cost of sales	$1,267.8	$819.5	55%
As a % of net sales	66.1%	72.6%

The $448 million increase in cost of sales in the first quarter of 2012 compared with the same period in 2011 was primarily due to the $425 million incremental impact of Diversey’s cost of sales included in our results in the first quarter of 2012.

Marketing, Administrative and Development Expenses

Marketing, administrative and development expense for the first quarter of 2012 and 2011 are included in the table below. The amount for 2011 has been reclassified to conform to the 2012 presentation of these expenses as we now present the amortization of intangible assets acquired as a separate line item on our condensed consolidated statement of operations.

	First Quarter of		%
	2012	2011	Change
Marketing, administrative and development expenses	$478.1	$183.5	#	%
As a % of net sales	24.9%	16.3%

The $295 million increase in marketing, administrative and development expenses in the first quarter of 2012 compared with the same period in 2011 was primarily due to the $294 million incremental impact of Diversey’s marketing, administrative and development expenses included in our results in the first quarter of 2012.

Amortization Expense of Intangible Assets Acquired

Amortization expense of intangible assets acquired for the first quarter of 2012 and 2011 were as follows:

	First Quarter of		%
	2012	2011	Change
Amortization expense of intangible assets acquired	$34.2	$2.5	#	%

The increase in 2012 compared with 2011 was primarily due to the amortization of the intangible assets acquired in connection with the acquisition of Diversey in the fourth quarter of 2011.

Costs Related to the Acquisition of Diversey

We recorded $2 million of transaction and integration costs directly related to the acquisition of Diversey in the first quarter of 2012. These costs primarily consist of professional and consulting fees. As discussed above, we have excluded these costs from our Adjusted EPS calculations in 2012. See Note 3, “Acquisition of Diversey Holdings, Inc.,” for further discussion of the acquisition.

Restructuring Activities

2011-2014 Integration and Optimization Program

    In December 2011, we initiated a restructuring program associated with the integration of the Diversey business. The program primarily consists of (i) reduction in headcount, (ii) consolidation of facilities, and (iii) consolidation and streamlining of certain customer and vendor contracts and relationships. The program is expected to be completed in 2014.

In the first quarter of 2012, we incurred a pre-tax restructuring charge of $47 million, or $0.15 on an earnings per share basis. This charge was primarily for severance and termination and benefits costs, of which $26 million was paid in the quarter. This restructuring charge includes $7 million related to SARs that were granted as part of the total consideration for the acquisition of Diversey. See Note 15, “Stockholders’ Equity,” for further discussion of SARs. In the first quarter of 2012, we also incurred associated costs for asset impairments of $5 million, which are included in cost of sales on our condensed consolidated statements of operations and were attributable to our Food Packaging segment. See Note 9, “Restructuring Activities,” for further discussion of the 2011-2014 Integration and Optimization Program.

In the first quarter of 2012, we increased the expected estimated cost synergies from the program due to both newly identified opportunities and our ability to accelerate the timing of certain actions under our program. These additional synergies reflect added savings from our existing integration initiatives in supply chain, as well as in administrative functions that benefit from the transition to our planned new business unit structure and the elimination of duplicate roles. We expect the estimated cost synergies to be realized equally in cost of sales and in marketing, administrative and development expenses on our condensed consolidated statements of operations. We expect to recognize a substantial amount of the restructuring costs in 2012 although certain associated costs will be recognized in 2013 and 2014.

The 2011-2014 Integration & Optimization Program is now summarized as:

	First Quarter of 2012		Cumulative through March 31, 2012	Previous 2012 Estimates	Updated 2012 Estimates	Previous 2011-2014 Estimates	Updated 2011-2014 Estimates
Capital expenditures	$1.3		$1.3	$20.0	$20.0	$40.0 – 50.0	$40.0 – 50.0
Restructuring charges and associated costs	53.1		106.0	n/a	n/a	165.0 – 185.0	180.0 – 200.0
Cash payments	26.2		54.8	100.0	115.0	165.0	180.0
Cost synergies	15.0	(1)	15.0	50.0	70.0	110.0 – 115.0	125.0 – 130.0

(1)	Cost synergies in the first quarter of 2012 were largely attributed to the Diversey segment.

We expect to achieve the estimated cost synergies based on the following:

•	$70 million in 2012;

•	incremental $45 million, to achieve annual savings of $115 million in 2013; and

•	incremental $10 million to $15 million, to achieve annual savings of $125 to $130 million in 2014.

The actual timing of future costs and cash payments are subject to change due to a variety of factors that may cause a portion of the costs, spending and benefits to occur later expected. In addition, changes in foreign exchange rates may impact future costs, spending and benefits.

Revenue Synergies

We continue to target $70 million of revenue synergies by the end of 2013, largely from expanded access and presence within our food and beverage processing customers’ businesses and our broader reach in developing regions. In the first quarter, we continued to secure new, smaller accounts, which resulted in estimated annualized synergy revenue of less than $10 million, while we continued our efforts to close additional opportunities with medium- and larger-sized customers.

European Principal Company

In May 2011, before the acquisition of Diversey, Diversey approved, subject to successful works council consultations, plans to reorganize its European operations to function under a centralized management and supply chain model. We completed the reorganization on May 3, 2012 and the EPC, based in the Netherlands, is now centrally managing Diversey’s European operations. Diversey’s European subsidiaries are executing sales and distribution locally, and local production companies are acting as toll manufacturers on behalf of the EPC.

As part of the planning for this reorganization, in the first quarter of 2012, we recognized associated costs of $5 million, which are included in marketing, administrative and development expenses in the condensed consolidated statements of operations.

We anticipate benefits from this reorganization to come from lower overhead costs from a centralized management and supply chain model as well as tax savings. We anticipate additional associated and/or restructuring costs in 2012 and net benefits to begin in 2013. The amount and timing of costs and benefits is subject to change due to a variety of factors such as the overall profitability of Diversey’s European business, administrative efficiency, and foreign currency exchange translation.

Operating Profit

Management evaluates the performance of each reportable segment based on its operating profit, which is detailed in the table below.

	First Quarter of		%
	2012	2011	Change
Food Packaging	$59.9	$62.6	(4)
As a % of Food Packaging net sales	12.3%	13.2%
Food Solutions	26.5	19.4	37
As a % of Food Solutions net sales	11.1%	8.5%
Protective Packaging	46.5	40.0	16
As a % of Protective Packaging net sales	13.5%	11.9%
Diversey	0.8	—	—
As a % of Diversey net sales	0.1%	#
Other	3.7	1.0	#
As a % of Other net sales	3.9%	1.1%

Total segments and other	137.4	123.0	12
As a % of net sales	7.2%	10.9%
Costs related to the acquisition of Diversey	1.8	—	#
Restructuring and other charges(1)	48.1	—	#

Total operating profit	$87.5	$123.0	(29)

As a % of net sales	4.6%	10.9%

#	Denotes a variance greater than or equal to 100%.
(1)	Restructuring and other charges by our segment reporting structure were as follows:

First Quarter of 2012
Food Packaging	$17.5
Food Solutions	3.5
Protective Packaging	3.3
Diversey	20.7
Other	3.1

Total	$48.1

The restructuring and other charges in 2012 primarily relate to the 2011-2014 Integration and Optimization Program.

Food Packaging Segment Operating Profit

First Quarter 2012 as compared with First Quarter 2011

Food Packaging’s operating profit declined 4% to $60 million as compared with $63 million in the prior period. This decline was primarily due to the associated costs related to the 2011 – 2014 Integration and Optimization Program of $5 million mentioned above. Excluding these costs, this segment’s operating profit increased $2 million to $65 million, or 4% higher than the prior period. This increase was primarily due to the favorable impact of increased net sales discussed above. Also, excluding the associated costs mentioned above, this segment’s operating profit was flat as a percentage of net sales, in the first quarter of 2012 as compared with the prior period.

Food Solutions Segment Operating Profit

First Quarter 2012 as compared with First Quarter 2011

Food Solutions’ operating profit increased 37% to $27 million as compared with $19 million in the prior period. This increase was primarily due to the favorable impact of increased net sales discussed above, which also contributed to the increase in this segment’s operating profit as a percentage of net sales. This segment’s operating profit as a percentage of net sales increased to 11.1% from 8.5% in the prior period primarily due to benefits realized from prior pricing actions.

Protective Packaging Segment Operating Profit

First Quarter 2012 as compared with First Quarter 2011

Protective Packaging’s operating profit increased 16% to $47 million as compared with $40 million in the prior period. This increase was primarily due to the favorable impact of increased net sales discussed above, which also contributed to the increase in this segment’s operating profit as a percentage of net sales. This segment’s operating profit as a percentage of net sales increased to 13.5% from 11.9% in the prior period primarily due to benefits realized from prior pricing actions.

Diversey Segment Operating Profit

Our Diversey segment reported a $1 million operating profit in the first quarter of 2012.

In addition to the results of Diversey mentioned above, the segment’s operating profit in the first quarter of 2012 reflected the following items:

•	$31.4 million of amortization of acquired intangibles;

•

$8 million of legacy Diversey non-recurring charges related to prior restructuring programs, including $5 million of associated costs related to the EPC and $3 million of associated costs related to a prior legacy Diversey program to realign certain accounting functions as well as cease manufacturing at its primary U.S. manufacturing facility.

Adjusted Operating Profit

Management also evaluates our performance based on our consolidated adjusted operating profit, which is included in the table below.

	First Quarter of
	2012	2011
U.S. GAAP operating profit	$87.5	$123.0
As a % of total net sales	4.6%	10.9%
Special items(1):
Add: 2011- 2014 Integration and Optimization Program restructuring charges	47.3	—
Add: Other restructuring charges	0.8	—
Add: 2011 - 2014 Integration and Optimization Program associated costs	5.8	—
Add: Non-recurring associated costs from legacy Diversey restructuring programs	7.5	—
Add: Costs related to the acquisition of Diversey	1.8	—
Add: European manufacturing facility closure charges	—	0.3

Total special items	63.2	0.3

Non-U.S. GAAP adjusted operating profit	$150.7	$123.3

As a % of total net sales	7.9%	10.9%

(1)	These items represent special items and certain one-time charges principally associated with restructuring programs for both Sealed Air and Diversey. These charges are not part of our ongoing business and are not expected to have a continuing impact on the consolidated statements of operations and therefore have been excluded from our Non-U.S. GAAP operating profit.

Interest Expense

Interest expense includes the stated interest rate on our outstanding debt, as well as the net impact of capitalized interest, the effects of interest rate swaps and the amortization of capitalized senior debt issuance costs, bond discounts, and terminated treasury locks.

The following table details our interest expense.

	First Quarter of		% Change
	2012	2011
Interest expense on the amount payable for the Settlement agreement	$11.4	$10.8	6
Interest expense on our senior notes:
5.625% Senior Notes due July 2013	5.2	5.4	(4)
12% Senior Notes due February 2014	3.8	3.7	3
Term Loan A due October 2016(1)	9.9	—	#
7.875% Senior Notes due June 2017	8.1	8.3	(2)
Term Loan B due October 2018(1)	17.0	—	#
8.125% Senior Notes due September 2019(1)	15.6	—	#
8.375% Senior Notes due September 2021(1)	15.9	—	#
6.875% Senior Notes due July 2033	7.7	7.7	—
Other interest expense	4.2	2.0	#
Less: capitalized interest	(1.0)	(0.9)	(11)

Total	$97.8	$37.0	#

#	Denotes a variance greater than 100%.

Foreign Currency Exchange Gains (Losses) Related to Venezuelan Subsidiary

Effective January 1, 2010, Venezuela was designated a highly inflationary economy. The foreign currency exchange gains and losses we recorded in 2011 for our Venezuelan subsidiary were the result of two factors: 1) the significant changes in the exchange rates used to settle bolivar-denominated transactions and 2) the significant changes in the exchange rates used to remeasure our Venezuelan subsidiary’s financial statements at the balance sheet date. We believe these gains and losses are attributable to the unstable foreign currency environment in Venezuela. See “Venezuela” in “Foreign Exchange Rates” of Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for further discussion on Venezuela.

Other Expense, net

See Note 17, “Other Expense, net,” for the components and details of other expense, net.

Income Taxes

In the first quarter of 2012, we incurred a loss before income taxes of $14 million. This loss was reduced by an $8 million income tax benefit (an effective tax benefit rate of 58.3%). In the first quarter of 2011, we had income before income taxes of $82 million and an income tax expense of $22 million (an effective tax rate of 27.1%).

For the first quarter of 2012, our income tax benefit exceeded the statutory U.S. federal income tax rate of 35% because of losses and restructuring charges (see Note 9, “Restructuring Activities”) in jurisdictions, such as the U.S., with high tax rates, while we had earnings in other jurisdictions with low tax rates. We also reached favorable settlements of certain tax disputes during this period. For the first quarter of 2011, our effective income tax rate was lower than the statutory U.S. federal income tax rate of 35% primarily due to our lower net effective income tax rate on foreign earnings, our domestic manufacturing deduction and certain U.S. tax credits, partially offset by state income taxes.

We anticipate earnings for the full year 2012. Therefore, our favorable mix of earnings, losses and restructuring charges will reduce our effective tax rate compared to the statutory U.S. federal income tax rate of 35%. Our effective tax rate may be higher or lower than our rate for 2011 depending on, among other factors, the financial results of Diversey, our mix of foreign earnings and the amount of restructuring charges incurred during the year.

Liquidity and Capital Resources

The information in this section sets forth material changes in and updates to material information contained in the Liquidity and Capital Resources section of our MD&A set forth in Item 7 of Part II of our 2011 Annual Report on Form 10-K and should be read in conjunction with that discussion.

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

We currently expect to fund a substantial portion of this payment when it becomes due by using accumulated cash and cash equivalents with the remainder from our committed credit facilities. Our new Credit Facility is available for general corporate purposes, including the payment of the amounts required upon effectiveness of the Settlement agreement. See “Principal Sources of Liquidity” below. The cash payment of $513 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. This accrued interest was $330 million at March 31, 2012 and is recorded in Settlement agreement and related accrued interest on our condensed consolidated balance sheet. The total liability on our condensed consolidated balance sheet was $843 million at March 31, 2012. In addition, the Settlement agreement provides for the issuance of 18 million shares of our common stock. Since the impact of issuing these shares is dilutive to our EPS, under U.S. GAAP, they are included in our diluted weighted average number of common shares outstanding in our calculation of EPS if the impact of including these shares is dilutive. See Note 16, “Net Earnings Per Common Share,” for details of our calculation of EPS.

Tax benefits resulting from the payment made under the Settlement agreement were recorded as a $390 million deferred tax asset on our, condensed consolidated balance sheet as of March 31, 2012. This deferred tax asset reflects the cash portion of the Settlement agreement and related accrued interest and the value of the 18 million shares of our common stock at the post-split price of $17.86 per share, which was the price when the Settlement agreement was reached in 2002. The amount and timing of our future cash tax benefits could vary, depending on the amount of cash we pay and various facts and circumstances at the time of payment under the Settlement agreement, including the price of our common stock, our tax position and the applicable tax codes.

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

As mentioned in “2012 Outlook” above, our full year 2012 diluted net earnings per common share guidance continues to exclude the payment under the Settlement agreement, as the timing is unknown. Payment under the Settlement agreement is expected to be accretive to our post-payment diluted net earnings per common share by approximately $0.13 annually. This amount primarily represents the accretive impact on our net earnings from ceasing to accrue any future interest on the settlement amount following the payment.

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, “Commitments and Contingencies,” under the caption “Settlement Agreement and Related Costs” is incorporated herein by reference.

Cryovac Transaction Commitments and Contingencies

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, “Commitments and Contingencies,” under the caption “Cryovac Transaction Commitments and Contingencies” is incorporated herein by reference.

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

In connection with the funding of the cash consideration for the acquisition and the repayment of existing indebtedness of Diversey, and to provide ongoing liquidity, on October 3, 2011, we entered into the Credit Facility, which consists of: (a) a multicurrency Term Loan A Facility, (b) a multicurrency Term Loan B Facility and (c) a $700 million Revolving Credit Facility. Additionally, on October 3, 2011, we completed an offering of $750 million aggregate principal amount of 8.125% senior notes due 2019 and $750 million aggregate principal amount of 8.375% senior notes due 2021. See Note 10, “Debt and Credit Facilities,” for further details.

Cash and Cash Equivalents

The following table summarizes our accumulated cash and cash equivalents.

	March 31, 2012	December 31, 2011
Cash and cash equivalents	$538.2	$722.8

See “Analysis of Historical Cash Flows” below.

Lines of Credit

Our Revolving Credit Facility may be used for working capital needs and general corporate purposes, including the payment of the amounts required upon effectiveness of the Settlement agreement. We did not use our Credit Facility in the three months ended March 31, 2012 and there were no amounts outstanding under the Revolving Credit Facility at March 31, 2012 and December 31, 2011. See Note 10, “Debt and Credit Facilities,” for further details.

Accounts Receivable Securitization Program

At March 31, 2012, we had $93 million available to us under the program, and we did not utilize this program in 2012. See Note 8, “Accounts Receivable Securitization Program,” for information concerning this program.

Covenants

At March 31, 2012, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 10, “Debt and Credit Facilities.”

Debt Ratings

Our cost of capital and ability to obtain external financing may be affected by our debt ratings, which the credit rating agencies review periodically. The table below details our credit ratings by rating agency.

	00000000000000000	00000000000000000
	Moody’s Investor Services	Standard & Poor’s
Corporate Rating	Ba3	BB
Senior Unsecured Rating	B1	BB
Senior Secured Credit Facility Rating	Ba1	BB+
Outlook	Stable	Stable

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

Analysis of Historical Cash Flows

The following table shows the changes in our consolidated cash flows.

	000000	000000
	First Quarter of
	2012	2011
Net cash (used in) provided by operating activities	$(97.3)	$67.2
Net cash used in investing activities	(27.0)	(18.6)
Net cash used in financing activities	(65.2)	(47.3)

Net Cash (Used in) Provided by Operating Activities

2012

Net cash used in operating activities was $97 million for the first quarter of 2012. Net loss adjusted for non-cash items was $87 million, which included depreciation and amortization of $82 million and share-based incentive compensation of $12 million. Changes in operating assets and liabilities resulted in net cash usage of $184 million primarily due to the following:

•	cash used for other liabilities of $132 million, primarily due to:

•	a decrease in accrued payroll of $36 million, primarily due to payments made for our annual incentive compensation plan;

•

a decrease in accrued interest of $23 million, primarily due to interest payments of $116 million made on our outstanding debt, partially offset by accrued interest on our outstanding debt of $82 million and accrued interest on the Settlement agreement of $11 million;

•	a decrease in other liabilities of $49 million, primarily due to payments of sales and VAT taxes and customer rebates;

•	a decrease in income taxes payable of $25 million, primarily due to payments made.

Also contributing to the net cash usage in 2012 was cash used for inventories of $84 million, primarily due to planned increases in preparation of the launch of our European principal company structure on May 3, 2012 and our normal seasonal increases in our other regions and businesses.

These factors were partially offset by cash generated from receivables of $76 million primarily due to lower net sales in the first quarter of 2012 as compared with the fourth quarter of 2011.

2011

Net cash provided by operating activities was $67 million for the first quarter of 2011 and was primarily attributable to net income adjusted for non-cash items of $111 million, which included depreciation and amortization of $36 million and share-based incentive compensation of $11 million. Changes in operating assets and liabilities resulted in net cash usage of $44 million primarily due to:

•

an increase in inventories of $52 million primarily due to the buildup of inventories in our North American and European food businesses in anticipation of normal seasonal sales increases in the second quarter and the rise in raw material costs. Our days inventory on hand at March 31, 2011 were essentially unchanged as compared with March 31, 2010; and

•

a decrease in other liabilities of $40 million due to the funding of our accrued 2010 annual incentive compensation of $18 million and of our 2010 contribution to our U.S. profit-sharing plan of $18 million.

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

Net Cash Used in Investing Activities

2012

In the first quarter of 2012, we used net cash of $27 million for investing activities, which was primarily for capital expenditures.

2011

In the first quarter of 2011, we used net cash of $19 million for investing activities, which was primarily for capital expenditures including spending on our facility in Brazil of $4 million.

Net Cash Used in Financing Activities

2012

In the first quarter of 2012, we used net cash of $65 million for financing activities primarily for prepayments of our term loan installments of $31 million and dividends paid on our common stock of $25 million.

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

Changes in Working Capital

	000000	000000	000000
	March 31, 2012	December 31, 2011	Increase (Decrease)
Working capital (current assets less current liabilities)	$776.3	$814.3	$(38.0)
Current ratio (current assets divided by current liabilities)	1.3x	1.3x
Quick ratio (current assets, less inventories divided by current liabilities)	0.9x	1.0x

The $38 million, or 5% decrease, in working capital in the first three months of 2012 was primarily due to cash used to pay for non-current items, including the prepayments of our term loan installments and net cash used for investing activities. These factors were offset by net foreign currency translation on working capital of $25 million.

Changes in Stockholders’ Equity

The $90 million, or 3%, increase in stockholders’ equity in the first three months of 2012 was primarily due to net foreign currency translation adjustments of $108 million, partially offset by dividends paid and accrued on our common stock of $25 million.

Derivative Financial Instruments

Interest Rate Swaps

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps” is incorporated herein by reference.

Foreign Currency Forward Contracts

At March 31, 2012, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” under the caption “Foreign Currency Forward Contracts” is incorporated herein by reference.

For further discussion about these contracts and other financial instruments, see Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2011 Annual Report on Form 10-K. For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Part II, Item 7 of our 2011 Annual Report on Form 10-K, which information is incorporated herein by reference.

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

At March 31, 2012, we had outstanding interest rate swaps, but no outstanding collars or options.

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps” is incorporated herein by reference.

See Note 12, “Fair Value Measurements and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $108 million in the fair value of the total debt balance at March 31, 2012. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.

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

As a result of the changes in the exchange rates upon settlement of bolivar-denominated transactions and upon the remeasurement of our Venezuelan subsidiaries’ financial statements in 2011, we recognized net losses of $0.2 million in the first quarter of 2011. We recognized a nominal loss in the first quarter of 2012.

For the three months ended March 31, 2012, less than 1% of our consolidated net sales were derived from our businesses in Venezuela and approximately 2% of our consolidated operating profit was derived from our businesses in Venezuela.

The potential future impact to our consolidated financial condition and results of operations for bolivar-denominated transactions will depend on our access to U.S. dollars and on the exchange rates in effect when we enter into, remeasure and settle transactions. Therefore, it is difficult to predict the future impact until each transaction settles at its applicable exchange rate or is remeasured into U.S. dollars.

Foreign Currency Forward Contracts

We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at March 31, 2012 would have caused us to pay approximately $62 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.

Our foreign currency forward contracts are described in Note 11, “Derivatives and Hedging Activities,” which information is incorporated herein by reference.

We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to changes in foreign exchange rates and interest rate and currency swaps related to certain financing transactions. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At March 31, 2012, we had no foreign exchange options or interest rate and currency swap agreements outstanding.

Outstanding Debt

Our outstanding debt is generally denominated in the functional currency of the borrower. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $670 million at March 31, 2012 and $674 million at December 31, 2011.

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

Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was $2 million for the first quarters of 2012 and 2011. The allowance for doubtful accounts was $19 million at March 31, 2012 and $16 million at December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, “Commitments and Contingencies,” which is incorporated herein by reference. See also Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as well as the information incorporated by reference in that item.

Item 1A. Risk Factors.

See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) In February 2012, we transferred 930,089 shares of our common stock, par value $0.10 per share, to our profit-sharing plan as part of our 2011 contribution to the plan. The issuance of such shares to the plan was not registered under the Securities Act of 1933, as amended, because such transaction did not involve an “offer” or “sale” of securities under Section 2(a)(3) of the Securities Act.

(c) Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended March 31, 2012, the average price paid per share and the maximum number of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Share Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
Balance as of December 31, 2011	—	$—	—	15,546,142
January 1, 2012 through January 31, 2012	7,050	—	—	15,546,142
February 1, 2012 through February 29, 2012	422,901	—	—	15,546,142
March 1, 2012 through March 31, 2012	67,074	—	—	15,546,142

Total	497,025	$—	—	15,546,142

(1)	We did not purchase any shares during the quarter ended March 31, 2012 pursuant to our publicly announced program (described below). We did acquire shares by means of (a) shares withheld from awards under our 2005 contingent stock plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan and (b) shares reacquired pursuant to the forfeiture provision of our 2005 contingent stock plan. (See table below.) We report price calculations in column (b) in the table above only for shares purchased as part of our publicly announced program, when applicable, including commissions. For shares withheld for tax withholding obligations or other legally required charges, we withhold shares at a price equal to their fair market value. We do not make payments for shares reacquired by the Company pursuant to the forfeiture provision of the 2005 contingent stock plan as those shares are simply forfeited.

Period	Shares withheld for tax obligations and charges	Average withholding price for shares in column “a”	Forfeitures under 2005 Contingent Stock Plan	Total
	(a)	(b)	(c)	(d)
January 2012	—	$—	7,050	7,050
February 2012	422,901	20.50	—	422,901
March 2012	66,074	19.55	1,000	67,074

Total	488,975		8,050	497,025

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

Item 6. Exhibits.

Exhibit Number	Description
3.1	Unofficial Composite Amended and Restated Certificate of Incorporation of the Company as currently in effect. (Exhibit 3.1 to the Company’s Registration Statement on Form S-3, Registration No. 333-108544, is incorporated herein by reference.)

3.2	Amended and Restated By-Laws of the Company as currently in effect. (Exhibit 3.1 to the Company’s Current Report on Form 8-K, Date of Report May 20, 2009, File No. 1-12139, is incorporated herein by reference.)

10.1	Form of Sealed Air Corporation Performance Share Units Award Grant 2012-2014.

10.2	Form of Sealed Air Corporation Performance Share Units Award Grant 2012 to the Chief Executive Officer.

10.3	Fees to be paid to the Company’s Non-Employee Directors - 2012. (Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, is incorporated herein by reference.)

31.1	Certification of William V. Hickey pursuant to Rule 13a-14(a), dated May 10, 2012.

31.2	Certification of Tod S. Christie pursuant to Rule 13a-14(a), dated May 10, 2012.

32	Certification of William V. Hickey and Tod S. Christie, pursuant to 18 U.S.C. § 1350, May 10, 2012.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

Sealed Air Corporation

Date: May 10, 2012	By:	/s/ Jeffrey S. Warren
Jeffrey S. Warren
Controller (Duly Authorized Executive Officer and Chief Accounting Officer)