Form 10-Q
period 2012-06-30
SEALED AIR CORP/DE
filed 2012-08-09
CIK 1012100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐		Smaller reporting company ☐
		(Do not check if a smaller reporting company	)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 194,160,105 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of July 31, 2012.

SEALED AIR CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

Cautionary Notice Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition and results of operations. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. The SEC encourages companies to disclose forward-looking statements so that investors can better understand a company’s future prospects and make informed investment decisions. Some of our statements in this report, in documents incorporated by reference into this report and in our future oral and written statements may be forward-looking. These statements reflect our beliefs and expectations as to future events and trends affecting our business, our consolidated financial condition and results of operations. These forward-looking statements are based upon our current expectations concerning future events and discuss, among other things, anticipated future financial performance and future business plans. Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Forward-looking statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will” and similar expressions. Examples of these forward-looking statements include projections regarding our 2012 guidance and other projections relating to our financial performance such as those in the “Components of Change in Net Sales” and “Cost of Sales” sections in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: the implementation of our Settlement agreement (as defined in Note 14, “Commitments and Contingencies”) regarding the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against the Company arising from a 1998 transaction with W. R. Grace & Co.; global economic conditions; changes in our credit ratings; changes in raw material pricing and availability; changes in energy costs; competitive conditions; currency translation and devaluation effects, including in Venezuela; the success of our financial growth, profitability, cash generation and manufacturing strategies and our cost reduction and productivity efforts; the effects of animal and food-related health issues; pandemics; consumer preferences; environmental matters; regulatory actions and legal matters; successful integration of Diversey and the other information referenced below in Part II, Item 1A, “Risk Factors.” Except as required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales:
Food Packaging	$499.7	$501.9	$987.9	$976.8
Food Solutions	247.1	261.9	485.3	490.7
Protective Packaging	344.6	353.5	690.2	688.6
Diversey	816.3	—	1,567.2	—
Other	96.7	95.3	191.4	185.0

Total net sales	2,004.4	1,212.6	3,922.0	2,341.1
Cost of sales	1,341.8	888.3	2,609.6	1,707.8

Gross profit	662.6	324.3	1,312.4	633.3
Marketing, administrative and development expenses	479.1	186.1	957.2	369.6
Amortization of intangible assets	35.3	2.5	69.5	5.0
Costs related to the acquisition of Diversey	1.7	6.6	3.5	6.6
Restructuring and other charges	26.5	—	74.6	—

Operating profit	120.0	129.1	207.6	252.1
Interest expense	(97.6)	(36.9)	(195.4)	(73.9)
Impairment of equity method investment	(23.5)	—	(23.5)	—
Other expense, net	(5.6)	(2.0)	(9.7)	(6.1)

(Loss) earnings before income tax provision	(6.7)	90.2	(21.0)	172.1
Income tax provision (benefit)	7.0	25.2	(1.4)	47.4

Net (loss) earnings available to common stockholders	$(13.7)	$65.0	$(19.6)	$124.7

Net (loss) earnings per common share:
Basic	$(0.07)	$0.41	$(0.10)	$0.78

Diluted	$(0.07)	$0.37	$(0.10)	$0.70

Dividends per common share	$0.13	$0.13	$0.26	$0.26

Weighted average number of common shares outstanding:
Basic	193.0	159.2	192.4	159.0

Diluted	193.0	177.5	192.4	177.2

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net (loss) earnings available to common stockholders	$(13.7)	$65.0	$(19.6)	$124.7
Other comprehensive (loss) income, net of income taxes:
Recognition of deferred pension items, net of taxes of $0.6 for the three months ended June 30, 2012, $0.4 for the three months ended June 30, 2011, $2.1 for the six months ended June 30, 2012 and $0.7 for the six months ended June 30, 2011	2.9	1.0	3.1	2.1
Unrealized losses on derivative instruments, net of taxes of $0.1 for the three months ended June 30, 2011, $0.1 for the six months ended June 30, 2012 and $0.2 for the six months ended June 30, 2011	—	(0.1)	(0.2)	(0.3)
Foreign currency translation adjustments	(149.5)	26.1	(41.7)	85.1

Comprehensive (loss) income, net of income taxes	$(160.3)	$92.0	$(58.4)	$211.6

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$503.9	$722.8
Receivables, net of allowance for doubtful accounts of $20.3 in 2012 and $16.3 in 2011	1,359.9	1,385.8
Inventories	883.3	798.1
Deferred tax assets	148.0	165.5
Prepaid expenses and other current assets	144.0	125.6

Total current assets	3,039.1	3,197.8
Property and equipment, net	1,286.8	1,322.1
Goodwill	4,184.2	4,220.5
Intangible assets, net	2,019.6	2,103.2
Non-current deferred tax assets	126.5	129.3
Other assets, net	452.6	459.0

Total assets	$11,108.8	$11,431.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$50.0	$34.5
Current portion of long-term debt	1.2	1.9
Accounts payable	621.2	619.0
Deferred tax liabilities	19.1	16.0
Settlement agreement and related accrued interest	854.0	831.2
Accrued restructuring costs	54.5	37.1
Other current liabilities	722.8	843.8

Total current liabilities	2,322.8	2,383.5
Long-term debt, less current portion	4,935.6	5,010.9
Non-current deferred tax liabilities	411.5	467.2
Other liabilities	576.8	617.9

Total liabilities	8,246.7	8,479.5

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2012 and 2011	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 204,179,917 in 2012 and 202,528,616 in 2011; shares outstanding; 194,120,605 in 2012 and 192,062,185 in 2011	20.5	20.3
Common stock reserved for issuance related to Settlement agreement, $0.10 par value per share, 18,000,000 shares in 2012 and 2011	1.8	1.8
Additional paid-in capital	1,687.3	1,689.6
Retained earnings	1,696.2	1,766.5
Common stock in treasury, 10,059,312 in 2012 and 10,466,431 in 2011	(353.1)	(375.6)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(40.1)	(43.2)
Cumulative translation adjustment	(145.7)	(104.0)
Unrealized gain on derivative instruments	1.9	2.1

Total accumulated other comprehensive loss, net of taxes	(183.9)	(145.1)

Total parent company stockholders’ equity	2,868.8	2,957.5
Noncontrolling interests	(6.7)	(5.1)

Total stockholders’ equity	2,862.1	2,952.4

Total liabilities and stockholders’ equity	$11,108.8	$11,431.9

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net (loss) earnings available to common stockholders	$(19.6)	$124.7
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	160.1	72.9
Share-based incentive compensation and profit sharing expense	20.1	17.9
Costs related to the acquisition of Diversey	3.5	6.6
Amortization of senior debt related items and other	11.0	0.3
Impairment of equity method investment	25.8	—
Provisions for bad debt	3.2	4.1
Provisions for inventory obsolescence	8.2	5.7
Deferred taxes, net	(32.0)	3.1
Excess tax benefit from share-based incentive compensation	(0.9)	(2.8)
Net gain on disposals of property and equipment and other	(0.3)	(0.2)
Changes in operating assets and liabilities:
Receivables, net	(15.7)	(9.2)
Inventories	(101.6)	(89.3)
Other assets, net	(57.3)	(8.9)
Accounts payable	6.5	23.0
Other liabilities	(71.8)	(27.8)

Net cash (used in) provided by operating activities	(60.8)	120.1

Cash flows from investing activities:
Capital expenditures for property and equipment	(67.8)	(46.5)
Businesses acquired in purchase transactions, net of cash and cash equivalents acquired	(3.6)	—
Proceeds from sales of property and equipment	0.6	0.6
Other investing activities	1.9	1.1

Net cash used in investing activities	(68.9)	(44.8)

Cash flows from financing activities:
Proceeds from short-term borrowings	17.1	1.0
Excess tax benefit from share-based incentive compensation	0.9	2.8
Payments of long-term debt	(61.9)	(5.7)
Acquisition of common stock for tax withholding obligations under our 2005 contingent stock plan	(9.3)	(12.8)
Net payments of short term borrowings	—	(13.7)
Dividends paid on common stock	(50.4)	(41.6)
Other financing payments	—	(1.0)

Net cash used in financing activities	(103.6)	(71.0)

Effect of foreign currency exchange rate changes on cash and cash equivalents	14.4	25.1

Cash and cash equivalents:
Balance, beginning of period	$722.8	$675.6
Net change during the period	(218.9)	29.4

Balance, end of period	$503.9	$705.0

Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$157.5	$53.0

Income tax payments	$69.5	$54.8

Non-cash items:
Transfers of shares of our common stock from treasury as part of our 2011 profit-sharing plan contribution	$18.6	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables are in millions, except per share data)

(1) Organization and Basis of Presentation

Organization

We are a global leader in food safety and security, facility hygiene and product protection. We serve an array of end markets including food and beverage processing, food service, retail, health care and industrial, commercial and consumer applications. We have widely recognized and inventive brands such as Bubble Wrap® brand cushioning, Cryovac® brand food packaging solutions and, as a result of our acquisition of Diversey Holdings, Inc. and its subsidiaries (“Diversey”) on October 3, 2011, Diversey® brand cleaning and hygiene solutions. We offer efficient and sustainable solutions that create business value for customers, enhance the quality of life for consumers and provide a cleaner and healthier environment for future generations.

Throughout this report, when we refer to “Sealed Air,” the “Company,” “we,” “our,” or “us,” we are referring to Sealed Air Corporation and all of our subsidiaries, except where the context indicates otherwise.

We conduct our operations through the following four business segments: Food Packaging, Food Solutions, Protective Packaging, Diversey and an “Other” category. See Note 4, “Segments,” for further details of our segment structure. We conduct substantially all of our business through three wholly-owned subsidiaries, Cryovac, Inc., Sealed Air Corporation (US) and Diversey, Inc.

Basis of Presentation

Our condensed consolidated financial statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our condensed consolidated balance sheet as of June 30, 2012 and our condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 have been made. The results set forth in our condensed consolidated statements of operations for the three and six months ended June 30, 2012 and in our condensed consolidated statements of cash flows for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year. All amounts are in millions, except per share amounts, and approximate due to rounding. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, had no impact on our consolidated financial condition, results of operations and cash flows.

The condensed consolidated financial statements and information included in this Quarterly Report on Form 10-Q (“Form 10-Q”) include the financial results of Diversey for the period beginning January 1, 2012 through June 30, 2012 and as of December 31, 2011 for the condensed consolidated balance sheet. The financial results included in this Form 10-Q related to the acquisition method accounting for the Diversey transaction are subject to change as the acquisition method accounting is not yet finalized and dependent upon the finalization of management’s review of certain independent valuations and studies that are still in process. See Note 3, “Acquisition of Diversey Holdings, Inc.,” for further information about the acquisition.

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

During the three months ended March 31, 2012, we identified a misclassification in our December 31, 2011 consolidated balance sheet included in our 2011 Annual Report on Form 10-K. This misclassification, which has been corrected on our December 31, 2011 consolidated balance sheet included in this Form 10-Q, decreased our current deferred tax assets and non-current deferred tax liabilities by $65 million, decreasing our current deferred tax assets from $230 million to $165 million and decreasing our non-current deferred tax liabilities from $532 million to $467 million. This misclassification had no impact on our net deferred tax liability balance at December 31, 2011 and it did not impact our consolidated statements of operations or cash flows. Accordingly, we do not consider this correction to be material to our consolidated financial condition or results of operations.

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

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income that became effective for us beginning January 1, 2012. This standard eliminates the option to report other comprehensive income and its components in the statement of changes in equity. The adoption of this guidance did not impact our consolidated financial condition and results of operations.

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

Pending Adoption

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This standard, which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment, provides companies with the option to first perform a qualitative assessment before performing the two-step quantitative impairment test. If the company determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not to exceed its carrying amount, then the company would not need to perform the two-step quantitative impairment test. This standard does not revise the requirement to test indefinite-lived intangible assets annually for impairment. This standard becomes effective for annual and interim impairment tests performance for fiscal years beginning after September 15, 2012, with early adoption allowed. We do not expect the adoption of this standard will have a material effect on our consolidated financial condition or results of operations.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which creates new disclosure requirements about the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The new disclosures are designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards. We are currently evaluating the impact of ASU 2011-11 on our Condensed Consolidated Financial Statements.

(3) Acquisition of Diversey Holdings, Inc.

Description of Transaction

On October 3, 2011, we completed the acquisition of 100% of the outstanding stock of Diversey. Under the terms of the acquisition agreement, we paid in aggregate $2.1 billion in cash consideration and an aggregate of approximately 31.7 million shares of Sealed Air common stock to the shareholders of Diversey. We financed the payment of the cash consideration and related fees and expenses through (a) borrowings under our new Credit Facility, (b) proceeds from our issuance of the Notes and (c) cash on hand. In connection with the acquisition, we also used our new borrowings and cash on hand to retire $1.6 billion of existing indebtedness of Diversey. The new Credit Facility and Notes are described in Note 10, “Debt and Credit Facilities.”

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

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Net sales	$2,088.7	$3,980.9

Operating profit	$202.3	$338.6

Net earnings from continuing operations	$68.0	$80.3

Weighted average number of common shares outstanding:
Basic	190.9	190.7

Diluted	209.2	208.9

Net earnings per common share:
Basic	$0.36	$0.42

Diluted	$0.33	$0.38

    There were no material non-recurring pro forma adjustments.

(4) Segments

    The following table shows net sales, depreciation and amortization and operating profit by our segment reporting structure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales
Food Packaging	$499.7	$501.9	$987.9	$976.8
Food Solutions	247.1	261.9	485.3	490.7
Protective Packaging	344.6	353.5	690.2	688.6
Diversey	816.3	—	1,567.2	—
Other	96.7	95.3	191.4	185.0

Total	$2,004.4	$1,212.6	$3,922.0	$2,341.1

Depreciation and amortization on property, plant and equipment and intangible assets
Food Packaging	$16.0	$16.9	$37.3	$33.2
Food Solutions	7.9	8.2	15.8	15.7
Protective Packaging	5.8	6.4	11.7	13.4
Diversey	42.8	—	85.0	—
Other	5.3	5.4	10.3	10.6

Total	$77.8	$36.9	$160.1	$72.9

Operating profit
Food Packaging	$46.4	$62.3	$106.3	$124.9
Food Solutions	26.3	25.2	52.8	44.6
Protective Packaging	42.8	46.3	89.3	86.3
Diversey	29.8	—	30.6	—
Other	2.9	1.9	6.7	2.9

Total segments and other	148.2	135.7	285.7	258.7
Costs related to the acquisition of Diversey	1.7	6.6	3.5	6.6
Restructuring and other charges (1)	26.5	—	74.6	—

Total	$120.0	$129.1	$207.6	$252.1

(1)	Restructuring and other charges by our segment reporting structure were as follows:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Food Packaging	$9.9	$27.4
Food Solutions	2.2	5.7
Protective Packaging	3.4	6.7
Diversey	10.8	31.5
Other	0.2	3.3

Total	$26.5	$74.6

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

	June 30, 2012	December 31, 2011
Assets:
Trade receivables, net, and finished goods inventory, net
Food Packaging	$414.3	$420.4
Food Solutions	202.0	210.1
Protective Packaging	317.8	307.8
Diversey	881.4	842.4
Other	76.4	64.5

Total segments and other	$1,891.9	$1,845.2
Assets not allocated
Cash and cash equivalents	503.9	722.8
Property and equipment, net	1,286.8	1,322.1
Goodwill	4,184.2	4,220.5
Intangibles, net	2,019.6	2,103.2
Other	1,222.4	1,218.1

Total	$11,108.8	$11,431.9

Allocation of Goodwill to Reportable Segments

Our management views goodwill as a corporate asset, so we do not allocate our goodwill balance to the reportable segments. However, we are required to allocate goodwill to each reporting unit to perform our annual impairment review of goodwill, which we do during the fourth quarter of the year. See Note 7, “Goodwill and Identifiable Intangible Assets,” for the allocation of goodwill and the changes in goodwill balances in the six months ended June 30, 2012 by our reporting unit structure.

New Segment Structure

In November 2011, we announced our plans to establish new business units for our segment reporting structure. The new segment reporting structure will consist of three global business units: (1) Food & Beverage, (2) Institutional & Laundry and (3) Protective Packaging. There will also be an “Other” category, which will include our legacy Medical Applications business and New Ventures. This new structure is expected to be implemented by the end of 2012 and will replace our existing seven business unit structure and Diversey’s legacy four region-based structure. Until the new organization is fully implemented, we will continue to report our segment results using our existing segment structure.

(5) Inventories

    The following table details our inventories and the reduction of certain inventories to a LIFO basis:

	June 30, 2012	December 31, 2011
Inventories (at FIFO, which approximates replacement value):
Raw materials	$161.9	$154.3
Work in process	142.2	122.8
Finished goods	635.9	574.3

Subtotal (at FIFO)	940.0	851.4
Reduction of certain inventories to LIFO basis	(56.7)	(53.3)

Total	$883.3	$798.1

We determine the value of our legacy Sealed Air non-equipment U.S. inventories by the last-in, first-out or LIFO inventory method. U.S. inventories determined by the LIFO method were $136 million at June 30, 2012 and $121 million at December 31, 2011.

(6) Property and Equipment, net

    The following table details our property and equipment, net.

	June 30, 2012	December 31, 2011
Land and improvements	$168.8	$167.7
Buildings	686.0	697.2
Machinery and equipment	2,461.9	2,470.9
Other property and equipment	168.6	170.7
Construction-in-progress	116.0	104.4

	3,601.3	3,610.9
Accumulated depreciation and amortization	(2,314.5)	(2,288.8)

Property and equipment, net	$1,286.8	$1,322.1

The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Interest cost capitalized	$1.2	$0.8	$2.2	$1.7
Depreciation and amortization expense for property and equipment	42.5	34.4	90.6	67.9

(7) Goodwill and Identifiable Intangible Assets

Goodwill

The following table shows our goodwill balances by our segment reporting structure.

	Carrying Value at December 31, 2011	Purchase Price Adjustments	Impact of Foreign Currency Translation	Carrying Value at June 30, 2012
Food Packaging	$391.7	$—	$(0.4)	$391.3
Food Solutions	147.9	—	(0.1)	147.8
Protective Packaging	1,260.0	—	(1.6)	1,258.4
Diversey	2,263.6	—	(32.9)	2,230.7
Other category	157.3	(1.2)	(0.1)	156.0

Total	$4,220.5	$(1.2)	$(35.1)	$4,184.2

We test goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and at other times if events or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. During the six months ended June 30, 2012, we determined that there were no events or changes in circumstances that had occurred that would indicate that the fair value of any of our reporting units may be below its carrying value.

Identifiable Intangible Assets

The following tables summarize our identifiable intangible assets with definite and indefinite useful lives.

	June 30, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$1,005.7	$(76.5)	$929.2	$1,028.7	$(37.9)	$990.8
Trademarks and trade names	877.3	(0.5)	876.8	882.3	(0.8)	881.5
Technology	235.6	(55.4)	180.2	230.2	(33.4)	196.8
Contracts	43.8	(10.4)	33.4	40.2	(6.1)	34.1

Total	$2,162.4	$(142.8)	$2,019.6	$2,181.4	$(78.2)	$2,103.2

These intangible assets include $899 million of intangible assets that we have determined to have indefinite useful lives, which primarily include $877 million of trademarks and trade names acquired in connection with the acquisition of Diversey and $22 million of in-process research and development primarily acquired in an acquisition in 2010.

The following table shows the remaining estimated future amortization expense at June 30, 2012.

2012	$67.7
2013	134.3
2014	132.6
2015	104.3
2016	98.8
2017	97.6
Thereafter	485.4

Total	$1,120.7

(8) Accounts Receivable Securitization Program

We and a group of our U.S. subsidiaries maintain an accounts receivable securitization program with a bank and an issuer of commercial paper administered by the bank. As of June 30, 2012, the maximum purchase limit for receivable interests was $125 million, subject to the availability limits described below.

The amounts available from time to time under the program may be less than $125 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. During 2012, the level of eligible assets available under the program was lower than $125 million primarily due to our current credit ratings. As a result, the amount available to us under the program was $92 million at June 30, 2012. Although we do not believe that these restrictive provisions presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.

As of June 30, 2012 and December 31, 2011, we had no amounts outstanding under this program, and we did not utilize this program during 2012.

The program is scheduled to expire in December 2012. We intend to extend the receivables program or enter into a new program prior to the expiration date.

Under limited circumstances, the bank and the issuer of commercial paper can end purchases of receivables interests before the above dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables program. We were in compliance with these ratios at June 30, 2012 and December 31, 2011.

(9) Restructuring Activities

2011-2014 Integration and Optimization Program

In December 2011, we initiated a restructuring program associated with the integration of Diversey’s business following our acquisition of Diversey on October 3, 2011. The program primarily consists of (i) reduction in headcount, (ii) consolidation of facilities, and (iii) supply chain network optimization, and (iv) certain other capital expenditures. This program is expected to be completed by the end of 2014.

The associated costs and related restructuring charges for this program in the three and six months ended June 30, 2012 are included in the table below.

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Cumulative as of June 30, 2012
Associated costs	$1.6	$7.4	$7.4
Restructuring charges	27.1	74.4	127.3

Total	$28.7	$81.8	$134.7

The associated costs included in the table above include asset impairments of $5 million recorded in the three months ended March 31, 2012, which were included in cost of sales on the condensed consolidated statements of operations and in our Food Packaging segment. The asset impairments relate to a planned facility closure in the U.S., which is considered an asset held for sale and is included in other current assets on our condensed consolidated balance sheet as of June 30, 2012.

The restructuring charges included in the table above primarily consisted of termination and benefits costs, including $1 million for the three months ended June 30, 2012 and $8 million for the six months ended June 30, 2012 of cash-settled stock appreciation rights that were previously issued to Diversey employees as a portion of the total consideration for the acquisition of Diversey. See Note 15, “Stockholders’ Equity,” for further details of these awards. These charges were included in restructuring and other charges on the condensed consolidated statements of operations.

The restructuring accrual, spending and other activity for the six months ended June 30, 2012 and the accrual balance remaining at June 30, 2012 were as follows:

Restructuring accrual at December 31, 2011	$24.3
Additional accrual for severance and termination benefits	74.4
Cash payments during 2012	(40.3)
Effect of changes in foreign currency exchange rates	(1.6)

Restructuring accrual at June 30, 2012	$56.8

Cumulative cash payments made in connection with this program through June 30, 2012 were $69 million. We expect to pay $48 million of the accrual balance remaining at June 30, 2012 within the next twelve months. This amount is included in accrued restructuring costs on the condensed consolidated balance sheet at June 30, 2012. The majority of the remaining accrual of $9 million is expected to be paid in 2013 with minimal amounts to be paid out in 2014 and 2015. This amount is included in other liabilities on the condensed consolidated balance sheet at June 30, 2012.

European Principal Company (“EPC”)

In May 2011, before our acquisition of Diversey, Diversey management approved, subject to successful works council consultations, plans to reorganize its European operations to function under a centralized management and supply chain model. We completed the reorganization on May 3, 2012 and the EPC, based in the Netherlands, is now centrally managing Diversey’s European operations. Diversey’s European subsidiaries are executing sales and distribution locally, and local production companies are acting as toll manufacturers.

As part of the planning for this reorganization, we recognized associated costs of $6 million for the three months ended June 30, 2012 and $11 million for the six months ended June 30, 2012, which are included in marketing, administrative and development expenses in the condensed consolidated statements of operations, and nominal amounts for restructuring charges for severance and termination benefits.

(10) Debt and Credit Facilities

Our total debt outstanding consisted of the amounts included in the table below.

	June 30, 2012	December 31, 2011
Short-term borrowings	$50.0	$34.5
Current portion of long-term debt	1.2	1.9

Total current debt	51.2	36.4
5.625% Senior Notes due July 2013, less unamortized discount of $0.2 in 2012 and $0.3 in 2011(1)(2)	400.7	401.0
12% Senior Notes due February 2014(1)	154.9	156.3
Term Loan A Facility due October 2016, less unamortized lender fees of $18.6 in 2012 and $22.7 in 2011(3)	933.8	989.9
7.875% Senior Notes due June 2017, less unamortized discount of $6.0 in 2012 and $6.5 in 2011	394.0	393.5
Term Loan B Facility due October 2018, less unamortized lender fees of $18.9 in 2012 and $21.3 in 2011 and unamortized discount of $24.0 in 2012 and $26.5 in 2011(3)	1,100.7	1,118.8
8.125% Senior Notes due September 2019	750.0	750.0
8.375% Senior Notes due September 2021	750.0	750.0
6.875% Senior Notes due July 2033, less unamortized discount of $1.4 in 2012 and 2011	448.6	448.6
Other	2.9	2.8

Total long-term debt, less current portion	4,935.6	5,010.9

Total debt	$4,986.8	$5,047.3

(1)	Amount includes adjustments due to interest rate swaps. See “Interest Rate Swaps,” of Note 11, “Derivatives and Hedging Activities,” for further discussion.
(2)	Our 5.625% Senior Notes mature in July 2013. Accordingly, we reclassed the carrying value of these notes to current portion of long-term debt from long-term debt, less current portion in July 2012.
(3)	In the six months ended June 30, 2012, we prepaid our 2013 Term Loan A ($55 million) and Term Loan B ($5 million) installments.

Credit Facility

In connection with the funding of the cash consideration for the acquisition and the repayment of existing indebtedness of Diversey and to provide for ongoing liquidity requirements, on October 3, 2011, we entered into a senior secured credit facility (the “Credit Facility”). The Credit Facility consists of: (a) a multicurrency term loan A facility denominated in U.S. dollars, Canadian dollars, euros and Japanese yen, (“Term Loan A Facility”), (b) a multicurrency term loan B facility denominated in U.S. dollars and euros (“Term Loan B Facility”) and (c) a $700 million revolving credit facility available in U.S. dollars, Canadian dollars, euros and Australian dollars (“Revolving Credit Facility”). Our obligations under the Credit Facility have been guaranteed by certain of Sealed Air’s subsidiaries and secured by pledges of certain assets and the capital stock of certain of our subsidiaries. In connection with entering into the Credit Facility, we terminated our former global credit facility and European credit facility.

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

The amortization expense of the original issuance discount and lender and non-lender fees are calculated using the effective interest rate method over the lives of the respective debt instruments. Total amortization expense related to the debt instruments above was $6 million in the three months ended June 30, 2012 and $12 million in the six months ended June 30, 2012. These amounts are included in interest expense on our condensed consolidated statements of operations.

The Revolving Credit Facility may be used for working capital needs and general corporate purposes, including the payment of the amounts required upon effectiveness of the Settlement agreement (defined below in Note 14, “Commitments and Contingencies”). We did not use our Revolving Credit Facility in the six months ended June 30, 2012, and no amounts were outstanding as of June 30, 2012 or December 31, 2011.

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

	June 30, 2012	December 31, 2011
Used lines of credit	$50.0	$34.5
Unused lines of credit	1,004.8	1,028.7

Total available lines of credit	$1,054.8	$1,063.2

Available lines of credit—committed	$702.9	$703.9
Available lines of credit—uncommitted	351.9	359.3

Total available lines of credit	$1,054.8	$1,063.2

Accounts receivable securitization program—committed(1)	$92.0	$92.0

(1)	See Note 8, “Accounts Receivable Securitization Program,” for further details of this program.

Other Lines of Credit

Substantially all our short-term borrowings of $50 million at June 30, 2012 and $35 million at December 31, 2011 were outstanding under lines of credit available to several of our foreign subsidiaries. The following table details our other lines of credit.

	June 30, 2012	December 31, 2011
Available lines of credit	$354.8	$363.2
Unused lines of credit	304.8	328.7
Weighted average interest rate	6.3%	2.6%

Covenants

Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the Credit Facility). We were in compliance with the above financial covenants and limitations at June 30, 2012.

(11) Derivatives and Hedging Activities

We report all derivative instruments on our balance sheet at fair value and establish criteria for designation and effectiveness of transactions entered into for hedging purposes.

As a large global organization, we face exposure to market risks, such as fluctuations in foreign currency exchange rates and interest rates. To manage the volatility relating to these exposures, we enter into various derivative instruments from time to time under our risk management policies. We designate derivative instruments as hedges on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments offset in part or in whole corresponding changes in the fair value or cash flows of the underlying exposures being hedged. We assess the initial and ongoing effectiveness of our hedging relationships in accordance with our policy. We do not purchase, hold or sell derivative financial instruments for trading purposes. Our practice is to terminate derivative transactions if the underlying asset or liability matures or is sold or terminated, or if we determine that the underlying forecasted transaction is no longer probable of occurring.

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

The estimated fair value of these derivative contracts, which represents the estimated net balance that would be paid or that would be received by us in the event of their termination, based on the then current foreign currency exchange rates, was a net current asset of $55 million at June 30, 2012 and a net current asset of $15 million at December 31, 2011.

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

Net unrealized after tax gains (losses) related to these contracts that were included in other comprehensive income for the three and six months ended June 30, 2012 and 2011 were immaterial. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.

Interest Rate Swaps

From time to time, we may use interest rate swaps to manage our mix of fixed and floating interest rates on our outstanding indebtedness.

At June 30, 2012, we had outstanding interest rate swaps related to our 12% Senior Notes that qualified and were designated as fair value hedges.

We recorded a mark-to-market adjustment to record an increase of $2 million at June 30, 2012 in the carrying amount of our 12% Senior Notes due to changes in interest rates and an offsetting increase to other assets at June 30, 2012 to record the fair value of the remaining outstanding interest rate swaps. There was no ineffective portion of the hedges recognized in earnings during the period.

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

As a result of our interest rate swap agreements, interest expense was reduced by $0.2 million in the three months ended June 30, 2012, $1 million in the three months ended June 30, 2011, $0.5 million in the six months ended June 30, 2012 and $2 million in the six months ended June 30, 2011.

Other Derivative Instruments

We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to foreign exchange rates and interest rate and currency swaps related to access to international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At June 30, 2012 and December 31, 2011, we had no foreign exchange options or interest rate and currency swap agreements outstanding.

See Note 12, “Fair Value Measurements and Other Financial Instruments,” for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments.

Fair Value of Derivative Instruments

The following table details the fair value of our derivative instruments included on our condensed consolidated balance sheets.

	Fair Value of Asset Derivatives(1)		Fair Value of (Liability) Derivatives(1)
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Foreign currency forward contracts (cash flow hedges)	$—	$0.5	$—	$(0.6)
Interest rate swaps (fair value hedges)	1.8	2.1	(0.2)	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	59.7	18.0	(5.0)	(3.0)

Total	$61.5	$20.6	$(5.2)	$(3.6)

(1)	Asset derivatives are included in other assets and liability derivatives are included in other liabilities.

The following table details the effect of our derivative instruments on our condensed consolidated statements of operations.

	Amount of Gain (Loss) Recognized in Net Earnings on Derivatives(1)

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
Derivatives designated as hedging instruments:
Interest rate swaps	$0.3	$1.4	$0.4	$2.3
Foreign currency forward contracts(2)	0.1	0.1	(0.1)	0.1
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(2)	(3.0)	(4.5)	(5.6)	0.6

Total	$(2.6)	$(3.0)	$(5.3)	$3.0

(1)	Amounts recognized on the foreign currency forward contracts were included in other income (expense), net. Amounts recognized on the interest rate swaps were included in interest expense.
(2)	The net gains and (losses) included above were substantially offset by the net (losses) and gains resulting from the remeasurement of the underlying foreign currency denominated items, which are included in other expense, net, on the condensed consolidated statement of operations. The underlying foreign currency denominated items include third party and intercompany receivables and payables and interest-bearing intercompany loans. See “Foreign Currency Forward Contracts Not Designated as Hedges” above for further information.

(12) Fair Value Measurements and Other Financial Instruments

Fair Value Measurements

In determining fair value of financial instruments, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and consider counterparty credit risk in our assessment of fair value. We determine fair value of our financial instruments based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

•	Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The following table details the fair value hierarchy of our financial instruments.

June 30, 2012	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$11.3	$—	$11.3	$—

Derivative financial instruments net asset (liabilities):
Interest rate swaps	$1.6	$—	$1.6	$—

Foreign currency forward contracts	$54.7	$—	$54.7	$—

December 31, 2011	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$148.9	$—	$148.9	$—

Derivative financial instruments net asset:
Interest rate swaps	$2.1	$—	$2.1	$—

Foreign currency forward contracts	$14.9	$—	$14.9	$—

Cash Equivalents

Our cash equivalents at June 30, 2012 consisted of commercial paper (fair value determined using Level 2 inputs). Our cash equivalents at December 31, 2011 consisted of commercial paper and money market accounts (fair value determined using Level 2 inputs). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

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

Counterparties to these foreign currency forward contracts and interest rate swaps are rated at least A- by Standard & Poor’s and Baa1 by Moody’s. None of these counterparties experienced any significant ratings downgrades in the six months ended June 30, 2012. Credit ratings on some of our counterparties may change during the term of our financial instruments. We closely monitor our counterparties’ credit ratings and if necessary will make any appropriate changes to our financial instruments. The fair value generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date.

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

The table below shows the carrying amounts and estimated fair values of our total debt:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.625% Senior Notes due July 2013(1)	$400.7	$408.5	$401.0	$414.1
12% Senior Notes due February 2014(1)	154.9	173.4	156.3	179.8
Term Loan A Facility due October 2016(2)	933.8	933.8	989.9	989.9
7.875% Senior Notes due June 2017	394.0	432.0	393.5	426.0
Term Loan B Facility due October 2018(2)	1,100.7	1,100.7	1,118.8	1,118.8
8.125% Senior Notes due September 2019	750.0	830.8	750.0	824.5
8.375% Senior Notes due September 2021	750.0	841.5	750.0	826.9
6.875% Senior Notes due July 2033	448.6	432.3	448.6	389.3
Other foreign loans	53.3	52.8	37.8	37.4
Other domestic loans	0.8	0.8	1.4	1.3

Total debt	$4,986.8	$5,206.6	$5,047.3	$5,208.0

(1)	The carrying value and fair value of such debt include adjustments due to interest rate swaps. See Note 11, “Derivatives and Hedging Activities.”
(2)	Includes non-U.S. dollar tranches.

As of June 30, 2012, we did not have any non–financial assets and liabilities that were carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required at June 30, 2012. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are inventories, net property and equipment, goodwill, intangible assets, and asset retirement obligations.

(13) Income Taxes

Effective Income Tax Rate and Income Tax Provision

Our loss before income taxes for the three months ended June 30, 2012 was increased by an income tax provision of $7 million. Our loss before income taxes for the six months ended June 30, 2012 was reduced by an income tax benefit of $1 million (an effective income tax benefit rate of 6.7%). The tax provision (benefit) for the three and six month periods resulted from restructuring efforts, including both taxes incurred with respect to restructuring and expenses with a zero or low tax benefit. Our tax provision for both the three month and six month periods benefitted from earnings in jurisdictions with low tax rates and losses in jurisdictions, such as the U.S., with high tax rates, as well as favorable settlements of certain tax disputes totaling $5 million in the three months ended June 30, 2012 and $10 million in the six months ended June 30, 2012.

Our annual effective income tax rate was 27.9% for the three months ended June 30, 2011 and 27.8% for the six months ended June 30, 2011. For both the three and six months ended June 30, 2011, our annual effective income tax rate was lower than the statutory U.S. federal income tax rate of 35% primarily due to our lower net effective income tax rate on foreign earnings, our domestic manufacturing deduction and certain U.S. tax credits partially offset by state income taxes and non-deductible acquisition costs related to our acquisition of Diversey incurred during the three months ended June 30, 2011.

Unrecognized Tax Benefits

There have been no material changes to the Company’s unrecognized tax benefits as reported at June 30, 2012, nor have we changed our policy with regard to the reporting of penalties and interest related to unrecognized tax benefits.

(14) Commitments and Contingencies

In the ordinary course of business, we are involved in a number of lawsuits incidental to our business, including litigation related to environmental, intellectual property, product liability, and commercial matters. Although it is difficult to predict the ultimate outcome of these cases, management believes, except as discussed below that any ultimate liability would not have a material adverse effect on our consolidated financial condition or results of operations. However, an unforeseen unfavorable development in any of these cases could have a material adverse effect on our consolidated financial condition, results of operations or cash flows in the period in which it is recorded.

Cryovac Transaction Commitments and Contingencies

Settlement Agreement and Related Costs

On November 27, 2002, we reached an agreement in principle with the Committees appointed to represent asbestos claimants in the bankruptcy case of W. R. Grace & Co., known as Grace, to resolve all current and future asbestos-related claims made against the Company and our affiliates in connection with the Cryovac transaction described below (as memorialized by the parties in the Settlement agreement and as approved by the Bankruptcy Court, the “Settlement agreement”). The Settlement agreement will also resolve the fraudulent transfer claims and successor liability claims, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies, in connection with the Cryovac transaction. On December 3, 2002, our Board of Directors approved the agreement in principle. We received notice that both of the Committees had approved the agreement in principle as of December 5, 2002. The parties subsequently signed the definitive Settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. For a description of the Cryovac transaction, asbestos-related claims and the parties involved, see “Cryovac Transaction,” “Discussion of Cryovac Transaction Commitments and Contingencies,” “Fresenius Claims,” “Canadian Claims” and “Additional Matters Related to the Cryovac Transaction” below.

We recorded a pre-tax charge of approximately $850 million as a result of the Settlement agreement on our condensed consolidated statement of operations for the year ended December 31, 2002. The charge consisted of the following items:

•

a charge of $513 million covering a cash payment that we will be required to make under the Settlement agreement upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy. Because we cannot predict when a plan of reorganization may become effective, we recorded this liability as a current liability on our consolidated balance sheet at December 31, 2002. Under the terms of the Settlement agreement, this amount accrues interest at a 5.5% annual rate from December 21, 2002 to the date of payment. We have recorded this interest in interest expense on our condensed consolidated statements of operations and in Settlement agreement and related accrued interest on our condensed consolidated balance sheets. The accrued interest, which is compounded annually, was $342 million at June 30, 2012 and $319 million at December 31, 2011.

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

Cryovac Transaction

On June 30, 1998, we completed a multi-step transaction that brought the Cryovac packaging business and the former Sealed Air Corporation’s business under the common ownership of the Company. These businesses operate as subsidiaries of the Company, and the Company acts as a holding company. As part of that transaction, the parties separated the Cryovac packaging business, which previously had been held by various direct and indirect subsidiaries of the Company, from the remaining businesses previously held by the Company. The parties then arranged for the contribution of these remaining businesses to a company now known as W. R. Grace & Co., and the Company distributed the Grace shares to the Company’s stockholders. As a result, W. R. Grace & Co. became a separate publicly owned company. The Company recapitalized its outstanding shares of common stock into a new common stock and a new convertible preferred stock. A subsidiary of the Company then merged into the former Sealed Air Corporation, which became a subsidiary of the Company and changed its name to Sealed Air Corporation (US).

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

In January 2005, Grace filed a proposed plan of reorganization (the “Grace Plan”) with the Bankruptcy Court. There were a number of objections filed. The Official Committee of Asbestos Personal Injury Claimants (the “ACC”) and the Asbestos PI Future Claimants’ Representative (the “PI FCR”) filed their proposed plan of reorganization (the “Claimants’ Plan”) with the Bankruptcy Court in November 2007. On April 7, 2008, Grace issued a press release announcing that Grace, the ACC, the PI FCR, and the Official Committee of Equity Security Holders (the “Equity Committee”) had reached an agreement in principle to settle all present and future asbestos-related personal injury claims against Grace (the “PI Settlement”) and disclosed a term sheet outlining certain terms of the PI Settlement and for a contemplated plan of reorganization that would incorporate the PI Settlement (as filed and amended from time to time, the “PI Settlement Plan”).

On September 19, 2008, Grace, the ACC, the PI FCR, and the Equity Committee filed, as co-proponents, the PI Settlement Plan and several exhibits and associated documents, including a disclosure statement (as filed and amended from time to time, the “PI Settlement Disclosure Statement”), with the Bankruptcy Court. Amended versions of the PI Settlement Plan and the PI Settlement Disclosure Statement have been filed with the Bankruptcy Court from time to time. The PI Settlement Plan, which supersedes each of the Grace Plan and the Claimants’ Plan, remains pending and has not become effective. The committee representing general unsecured creditors and the Official Committee of Asbestos Property Damage Claimants are not co-proponents of the PI Settlement Plan. As filed, the PI Settlement Plan would provide for the establishment of two asbestos trusts under Section 524(g) of the United States Bankruptcy Code to which present and future asbestos-related claims would be channeled. The PI Settlement Plan also contemplates that the terms of the Settlement agreement will be incorporated into the PI Settlement Plan and that we will pay the amount contemplated by the Settlement agreement. On March 9, 2009, the Bankruptcy Court entered an order approving the PI Settlement Disclosure Statement (the “DS Order”) as containing adequate information and authorizing Grace to solicit votes to accept or reject the PI Settlement Plan, all as more fully described in the order. The DS Order did not constitute the Bankruptcy Court’s confirmation of the PI Settlement Plan, approval of the merits of the PI Settlement Plan, or endorsement of the PI Settlement Plan. In connection with the plan voting process in the Grace bankruptcy case, we voted in favor of the PI Settlement Plan that was before the Bankruptcy Court. We will continue to review any amendments to the PI Settlement Plan on an ongoing basis to verify compliance with the Settlement agreement.

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

On January 30, 2012, the District Court issued a memorandum opinion (the “Original District Court Opinion”) and confirmation order (the “Original District Court Confirmation Order”) overruling all objections to the PI Settlement Plan and confirming the PI Settlement Plan in its entirety (including the issuance of the injunction under Section 524(g) of the Bankruptcy Code). On February 3, 2012, Garlock Sealing Technologies LLC (“Garlock”) filed a motion (the “Garlock Reargument Motion”) with the District Court requesting that the District Court grant reargument, rehearing, or otherwise amend the Original District Court Opinion and the Original District Court Confirmation Order insofar as they overrule Garlock’s objections to the PI Settlement Plan. On February 13, 2012, the Company, Cryovac, and Fresenius Medical Care Holdings, Inc. filed a joint motion (the “Sealed Air/Fresenius Motion”) with the District Court. The Sealed Air/Fresenius Motion did not seek to disturb confirmation of the PI Settlement Plan but requested that the District Court amend and clarify certain matters in the Original District Court Opinion and the Original District Court Confirmation Order. Also on February 13, 2012, Grace and the other proponents of the PI Settlement Plan filed a motion (the “Plan Proponents’ Motion”) with the District Court requesting certain of the same amendments and clarifications sought by the Sealed Air/Fresenius Motion. On February 27, 2012, certain asbestos claimants known as the “Libby Claimants” filed a response to the Sealed Air/Fresenius Motion and the Plan Proponents’ Motion (the “Libby Response”). The Libby Response did not oppose the Sealed Air/Fresenius Motion or the Plan

Proponents’ Motion but indicated, among other things, that: (a) the Libby Claimants had reached a settlement in principle of their objections to the PI Settlement Plan but that this settlement had not become effective and (b) the Libby Claimants reserved their rights with respect to the PI Settlement Plan pending the effectiveness of the Libby Claimants’ settlement. On April 20, 2012, as part of a more global settlement, Grace filed a motion with the Bankruptcy Court seeking, among other things, approval of settlements with the Libby Claimants and BNSF. The settlements with the Libby Claimants and BNSF were approved by order of the Bankruptcy Court dated June 6, 2012. Upon the implementation, these settlements are, among other things, expected to result in the Libby Claimants and BNSF withdrawing their opposition to the PI Settlement Plan. The District Court held a hearing on May 8, 2012, to consider the Garlock Reargument Motion. On May 29, 2012, Anderson Memorial Hospital (“Anderson Memorial”) filed a motion seeking relief from, and reconsideration of, the Original District Court Opinion and the Original District Court Confirmation Order (the “Anderson Relief Motion”). In the Anderson Relief Motion, Anderson Memorial argued that a May 18, 2012, decision by the United States Court of Appeals for the Third Circuit (the “Third Circuit Court of Appeals”) in a case called Wright v. Owens-Corning undermined the District Court’s conclusion that (a) the PI Settlement Plan was feasible and (b) the asbestos property damage injunction and trust included in the PI Settlement Plan were appropriate. Objections to the Anderson Relief Motion were filed by Grace and the other proponents of the PI Settlement Plan, and by the representative of future asbestos property damage claimants (the “PD FCR”) appointed in the Grace bankruptcy proceedings. On June 11, 2012, the District Court entered a consolidated order (the “Consolidated Order”) granting the Sealed Air/Fresenius Motion, the Plan Proponents’ Motion, and the Garlock Reargument Motion, and providing for amendments to the Original District Court Opinion and the Original District Court Confirmation Order. Although the Consolidated Order granted the Garlock Reargument Motion, it did not constitute the District Court’s agreement with Garlock’s objections to the PI Settlement Plan, which the District Court continued to overrule. Also on June 11, 2012, the District Court entered an amended memorandum opinion (the “Amended District Court Opinion”) and confirmation order (the “Amended District Court Confirmation Order”) overruling all objections to the PI Settlement Plan, reflecting amendments described in the Consolidated Order, and confirming the PI Settlement Plan in its entirety (including the issuance of the injunction under Section 524(g) of the Bankruptcy Code). Thereafter, on July 23, 2012, the District Court issued a memorandum opinion and an order denying the Anderson Relief Motion. Parties have appealed the Amended District Court Opinion and the Amended District Court Confirmation Order to the Third Circuit Court of Appeals.

Although we are optimistic that, if it were to become effective, the PI Settlement Plan would implement the terms of the Settlement agreement, we can give no assurance that this will be the case notwithstanding the confirmation of the PI Settlement Plan by the Bankruptcy Court and the District Court. The terms of the PI Settlement Plan remain subject to amendment. Moreover, the PI Settlement Plan is subject to the satisfaction of a number of conditions which are more fully set forth in the PI Settlement Plan and include, without limitation, the availability of exit financing and the approval of the PI Settlement Plan becoming final and no longer subject to appeal. Parties have appealed the Amended District Court Confirmation Order to the Third Circuit Court of Appeals or otherwise challenged the Amended District Court Opinion and the Amended District Court Confirmation Order. Matters relating to the PI Settlement Plan, the Bankruptcy and Amended District Court Opinions, and the Bankruptcy and Amended District Court Confirmation Orders may be subject to further appeal, challenge, and proceedings before the District Court, the Third Circuit Court of Appeals, or other courts. Parties have designated various issues to be considered in challenging the PI Settlement Plan, the Bankruptcy and Amended District Court Opinions, or the Bankruptcy and Amended District Court Confirmation Orders, including, without limitation, issues relating to releases and injunctions contained in the PI Settlement Plan.

Grace has publicly indicated its decision to seek to emerge from bankruptcy despite the ongoing appeals challenging approval of the PI Settlement Plan. Grace has further indicated that emerging from bankruptcy before the appeals are fully and finally resolved will require consents or waivers from several parties, including the Company. Grace has also indicated that, to be confident of emerging from bankruptcy by the end of 2012, a final decision will need to be made by early September of 2012 regarding Grace’s emergence from bankruptcy with the appeals pending. Consistent with our Settlement agreement, we are prepared to pay the Settlement amount directly to the asbestos trusts to be established under section 524(g) of the Bankruptcy Code once the conditions of the Settlement agreement are fully satisfied. Among those conditions is that approval of an appropriate Grace bankruptcy plan – containing all releases, injunctions, and protections required by the Settlement agreement – be final and not subject to any appeal. Given the pending appeals (which include without limitation challenges to the injunctions and releases in the PI Settlement Plan), the condition that approval of the PI Settlement Plan be final and not subject to any appeal has not been satisfied at this time. The Company has not waived this, or any other, condition of the Settlement agreement. Furthermore, there can be no assurance that each party whose consent or waiver is required for Grace to emerge from bankruptcy while the appeals remain pending will provide such consent or waiver. The Company will continue to monitor the progress of Grace’s bankruptcy proceedings, including appeals.

While the Bankruptcy Court and the District Court have confirmed the PI Settlement Plan, we do not know whether or when the Third Circuit Court of Appeals will affirm the Amended District Court Confirmation Order or the Amended District Court Opinion, whether or when the Bankruptcy and Amended District Court Opinions or the Bankruptcy and Amended District Court Confirmation Orders will become final and no longer subject to appeal, or whether or when a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) will become effective. Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) is confirmed by the Bankruptcy Court and the District Court, and does become effective, we do not know whether the final plan of reorganization will be consistent with the terms of the Settlement agreement or if the other conditions to our obligation to pay the Settlement agreement amount will be met. If these conditions are not satisfied or not waived by us, we will not be obligated to pay the amount contemplated by the Settlement agreement. However, if we do not pay the Settlement agreement amount, we will not be released from the various asbestos related, fraudulent transfer, successor liability, and indemnification claims made against us and all of these claims would remain pending and would have to be resolved through other means, such as through agreement on alternative settlement terms or trials. In that case, we could face liabilities that are significantly different from our obligations under the Settlement agreement. We cannot estimate at this time what those differences or their magnitude may be. In the event these liabilities are materially larger than the current existing obligations, they could have a material adverse effect on our consolidated financial condition and results of operations. We will continue to review the Grace bankruptcy proceedings (including appeals and other proceedings relating to the PI Settlement Plan, the Bankruptcy and Amended District Court Opinions, and the Bankruptcy and Amended District Court Confirmation Orders), as well as any amendments or changes to the PI Settlement Plan or to Bankruptcy and Amended District Court Opinions and Confirmation Orders, to verify compliance with the Settlement agreement.

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

In April 2001, Grace Canada, Inc. had obtained an order of the Superior Court of Justice, Commercial List, Toronto (the “Canadian Court”), recognizing the Chapter 11 actions in the United States of America involving Grace Canada, Inc.’s U.S. parent corporation and other affiliates of Grace Canada, Inc., and enjoining all new actions and staying all current proceedings against Grace Canada, Inc. related to asbestos under the Companies’ Creditors Arrangement Act. That order has been renewed repeatedly. In November 2005, upon motion by Grace Canada, Inc., the Canadian Court ordered an extension of the injunction and stay to actions involving asbestos against the Company and its Canadian affiliate and the Attorney General of Canada, which had the effect of staying all of the Canadian actions referred to above. The parties finalized a global settlement of these Canadian actions (except for claims against the Canadian government). That settlement, which has subsequently been amended (the “Canadian Settlement”), will be entirely funded by Grace. The Canadian Court issued an Order on December 13, 2009 approving the Canadian Settlement. We do not have any positive obligations under the Canadian Settlement, but we are a beneficiary of the release of claims. The release in favor of the Grace parties (including us) will become operative upon the effective date of a plan of reorganization in Grace’s United States Chapter 11 bankruptcy proceeding. As filed, the PI Settlement Plan contemplates that the claims released under the Canadian Settlement will be subject to injunctions under Section 524(g) of the Bankruptcy Code. As indicated above, the Bankruptcy Court entered the Bankruptcy Court Confirmation Order on

January 31, 2011 and the Clarifying Order on February 15, 2011 and the District Court entered the Original District Court Confirmation Order on January 30, 2012 and the Amended District Court Confirmation Order on June 11, 2012. The Canadian Court issued an Order on April 8, 2011 recognizing and giving full effect to the Bankruptcy Court’s Confirmation Order in all provinces and territories of Canada in accordance with the Bankruptcy Court Confirmation Order’s terms. Notwithstanding the foregoing, the PI Settlement Plan has not become effective, and we can give no assurance that the PI Settlement Plan (or any other plan of reorganization) will become effective. Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) does become effective, if the final plan of reorganization does not incorporate the terms of the Canadian Settlement or if the Canadian courts refuse to enforce the final plan of reorganization in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify the Company and its subsidiaries in these cases, then we could be required to pay substantial damages, which we cannot estimate at this time and which could have a material adverse effect on our consolidated financial condition and results of operations.

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

(15) Stockholders’ Equity

Quarterly Cash Dividends

On July 12, 2012, our Board of Directors declared a quarterly cash dividend of $0.13 per common share. This dividend is payable on September 14, 2012 to stockholders of record at the close of business on August 31, 2012. The estimated amount of this dividend payment is $25 million based on 194 million shares of our common stock issued and outstanding as of July 31, 2012.

On April 19, 2012, our Board of Directors declared a quarterly cash dividend of $0.13 per common share. This dividend was paid on June 15, 2012 to stockholders of record at the close of business on June 1, 2012. We used $25 million of available cash to pay this quarterly cash dividend.

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

Stock Appreciation Rights (“SARS”)

In connection with the acquisition of Diversey, Sealed Air exchanged Diversey’s cash-settled stock appreciation rights and stock options that were unvested as of May 31, 2011 and unexercised at October 3, 2011 into cash-settled stock appreciation rights based on Sealed Air common stock.

Since these SARs are settled in cash, the amount of the related future expense will fluctuate based on the forfeiture activity and the changes in the assumptions used in a Black-Scholes valuation model which include Sealed Air’s stock price, risk-free interest rates, expected volatility and a dividend yield. In addition, once vested, the related expense will continue to fluctuate due to the changes in the assumptions used in the Black-Scholes valuation model for any SARs that are not exercised until their respective expiration dates, the last of which is currently in March 2021.

We recognized a reduction to compensation expense of $9 million in the three months ended June 30, 2012 and expense of $3 million in the six months ended June 30, 2012 related to SARs that were granted to Diversey employees who remained employees as of June 30, 2012. These amounts were based on the assumptions mentioned above and are included in marketing, administrative and development expenses on our condensed consolidated statements of operations except for SARs that were included in restructuring and other charges as discussed below. Cash payments due to the exercise of SARs in the six months ended June 30, 2012 were $22 million. As of June 30, 2012, the remaining liability for these SARs except for SARs that were included in restructuring and other charges as discussed below was $27 million and is included in other liabilities on our condensed consolidated balance sheet.

Included in the amounts discussed above, was the recognition of restructuring expense of $1 million in the three months ended June 30, 2012 and $8 million in the six months ended June 30, 2012 for SARs that were part of the termination and benefit costs for Diversey employees under the 2011 – 2014 Integration & Optimization Program. This expense was included in restructuring and other charges on our condensed consolidated statements of operations. Cash payments upon the exercise of these SARs were $18 million in the six months ended June 30, 2012. The remaining liability for SARs included in the restructuring program was $0.1 million as of June 30, 2012 and is included in accrued restructuring costs on the condensed consolidated balance sheet.

2005 Contingent Stock Plan

Share-based Incentive Compensation

We record share-based incentive compensation expense in marketing, administrative and development expenses on our condensed consolidated statements of operations with a corresponding credit to additional paid-in capital within stockholders’ equity based on the fair value of the share-based incentive compensation awards at the date of grant. We recognize an expense or credit reflecting the straight-line recognition, net of estimated forfeitures, of the expected cost of the program. For the various performance share unit (“PSU”) awards programs described below, the cumulative amount accrued to date is adjusted up or down to the extent the expected performance against the targets has improved or worsened. These share-based incentive compensation programs are described in more detail below.

The table below shows our total share-based incentive compensation expense.

		Three Months Ended June 30,			Six Months Ended June 30,

	2012		2011	2012		2011
2012 Three-year PSU Awards	$0.7		$—	$1.4		$—
2011 Three-year PSU Awards	0.5		0.9	0.8		1.8
2010 Three-year PSU Awards	0.7		3.0	0.3		3.8
2009 Three-year PSU Awards	—		0.9	—		2.4
2012 CEO Incentive Compensation	0.9		—	2.3		—
SLO Awards	0.1		0.2	0.4		0.6
Other long-term share-based incentive compensation programs	2.8		2.4	5.1		4.6

Total share-based incentive compensation expense(1)	$5.7		$7.4	$10.3		$13.2

(1)	The amounts included above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock as such these contributions are not considered share-based incentive compensation.

The following table shows the estimated amount of total share-based incentive compensation expense expected to be recognized on a straight-line basis over the remaining respective vesting periods by program at June 30, 2012.

	2012	2013	2014	2015	Total
2012 Three-year PSU Awards	$1.4	$2.8	$2.8	$—	$7.0
2011 Three-year PSU Awards	1.2	2.4	—	—	3.6
2010 Three-year PSU Awards	1.7	—	—	—	1.7
2012 CEO Incentive Compensation	2.3	—	—	—	2.3
SLO Awards	0.4	0.2	—	—	0.6
Other long-term share-based incentive compensation programs	5.2	7.7	3.8	0.5	17.2

Total share-based incentive compensation expense (1)	$12.2	$13.1	$6.6	$0.5	$32.4

(1)	The amounts included above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock as such these contributions are not considered share-based incentive compensation.

The discussion that follows provides further details of our share-based incentive compensation programs.

2012 Three-year PSU Awards

The targeted number of shares of common stock that can be earned is 414,226 shares for these 2012 PSU awards. The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares depending on the level of achievement of the performance goals and measures, plus or minus 41,423 additional shares at the discretion of the Compensation Committee of our Board of Directors (“Compensation Committee”). These performance goals are outlined in further detail in the Proxy Statement for our 2012 Annual Meeting of Stockholders.

The expenses included in the tables above were calculated using a grant date common stock share price of $19.72 per share on March 27, 2012 for the three year average return on invested capital (“ROIC”) goal and net trade sales goals (these are considered performance conditions) and the Monte Carlo valuation of $23.40 per share for the TSR goal (this is considered a market condition). The expense calculation is based on management’s estimate as of June 30, 2012 of the level of probable achievement of the performance goals and measures, which was determined to be at the target level, or 100% achievement (414,226 shares).

2011 Three-year PSU Awards

The targeted number of shares of common stock that can be earned is 380,617 shares for these 2011 PSU awards. The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares depending on the level of achievement of the performance goals and measures, plus or minus 38,062 additional discretionary shares. These performance goals are outlined in further detail in the Proxy Statement for our 2012 Annual Meeting of Stockholders

The expenses included in the tables above were calculated using a grant date common stock share price of $26.18 per share on March 11, 2011 and is based on management’s estimate as of June 30, 2012 of the level of probable achievement of this award’s performance goals and measures, which was determined to be below the target level, or 84% achievement (159,859 shares, net of forfeitures), for the ROIC goal and below the target level, or 66% achievement (125,604 shares, net of forfeitures), for the volume goal.

2010 Three-year PSU Awards

The targeted number of shares of common stock that can be earned is 413,642 shares for these 2010 PSU awards. The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares depending on the level of achievement of the performance goals and measures, plus or minus 41,364 additional discretionary shares. These performance goals are outlined in further detail in the Proxy Statement for our 2011 Annual Meeting of Stockholders

The expenses included in the tables above were calculated using a grant date common stock share price of $20.88 per share on March 8, 2010 and is based on management’s estimate as of June 30, 2012 of the level of probable achievement of the performance goals and measures, which was determined to be below the target level, or 97% achievement (200,616 shares, net of forfeitures) for the ROIC goal and at 159% achievement (328,845, net of forfeitures) for the volume goal.

2012 Chief Executive Officer (“CEO”) Incentive Compensation

The targeted number of shares of common stock that can be earned is 273,834 shares for this 2012 CEO award. The total number of shares to be issued for this award can range from zero to 200% of the target number of shares depending on the level of achievement of the performance goals and measures. These performance goals are outlined in further detail in the Proxy Statement for our 2012 Annual Meeting of Stockholders.

The expense included in the table above was calculated using a grant date common stock share price of $19.72 per share on March 27, 2012 and is based on management’s estimate as of June 30, 2012 of the level of probable achievement of the performance goals and measures, which was determined to be below the target level, or 79% achievement (150,855 shares), for the adjusted EBITDA goal and at the target level, or 100% achievement (82,150 shares), for the net debt reduction goal.

Due to our CEO’s retirement eligibility at grant date, the total expense related to these awards will be recognized on a straight-line basis in the year ended December 31, 2012.

For the awards (excluding the portion of the PSU awards related to the TSR goal) that are discussed above, the estimated amount of future share-based incentive compensation expense will fluctuate based on: 1) the expected level of achievement of the respective goals and measures considered probable in future quarters, which impacts the number of shares that could be issued; and 2) the future price of our common stock, which impacts the expense related to additional discretionary shares. Since the TSR metric is considered a market condition, the portion of the compensation expense related to the TSR metric will be recognized regardless of whether the market condition is satisfied provided that the requisite service has been provided.

For the 2012 CEO award and for all the PSU awards discussed above, each award recipient will receive also a cash payment in the amount of dividends (without interest) that would have been paid from the start of the performance period on the shares that have been earned until the shares are issued.

Stock Leverage Opportunity (“SLO”) Awards

The Compensation Committee set the SLO award premium at 25% for the years ending December 31, 2012 and December 31, 2011. The 2012 SLO target awards comprise an aggregate of 77,731 restricted stock shares and restricted stock units as of June 30, 2012. The 2011 SLO awards that were issued on March 9, 2012 comprised an aggregate of 11,212 restricted stock shares and restricted stock units.

We record compensation expense for these awards in marketing, administrative and development expenses on the condensed consolidated statement of operations with a corresponding credit to additional paid-in-capital within stockholders’ equity, based on the fair value of the awards at the end of each reporting period, which reflects the effects of stock price changes.

For the three and six months ended June 30, 2012, compensation expense related to the 2012 SLO awards was recognized based on the extent to which the performance goals and measures for our 2012 annual cash bonuses were considered probable of achievement at June 30, 2012. This expense is being recognized over a fifteen month period on a straight-line basis since a majority of the awards will vest at grant date, which will be no later than March 15, 2013, due to the retirement eligibility provision.

For the three and six months ended June 30, 2011, compensation expense related to the 2011 SLO awards was recognized based on the extent to which the performance goals and measures for 2011 annual cash bonuses were considered probable of achievement at June 30, 2011. This expense was recognized over a fifteen month period on a straight-line basis since a majority of the awards vested at grant date, which was March 9, 2012, due to the retirement eligibility provision.

Recipients who hold SLO awards in the form of restricted stock receive dividends. Recipients who hold SLO awards in the form of restricted stock units receive a cash payment in the amount of the dividends (without interest) on the shares they have earned at about the same time that shares are issued to them following the period of restriction. As of June 30, 2012, we have accrued for these dividends in other current liabilities on our condensed consolidated balance sheet and the amount was immaterial.

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

(16) Net (Loss) Earnings Per Common Share

The following table shows the calculation of basic and diluted net (loss) earnings per common share under the two-class method.

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
Basic Net (Loss) Earnings Per Common Share:
Numerator
Net (loss) earnings available to common stockholders	$(13.7)	$65.0	$(19.6)	$124.7
Distributed and allocated undistributed net earnings to non-vested restricted stockholders	(0.1)	(0.4)	(0.2)	(0.8)

Distributed and allocated undistributed net (loss) earnings to common stockholders	(13.8)	64.6	(19.8)	123.9
Distributed net earnings—dividends paid to common stockholders	(25.1)	(20.7)	(50.2)	(41.4)

Allocation of undistributed net (loss) earnings to common stockholders	$(38.9)	$43.9	$(70.0)	$82.5

Denominator(1)
Weighted average number of common shares outstanding—basic	193.0	159.2	192.4	159.0

Basic net (loss) earnings per common share:
Distributed net earnings to common stockholders	$0.13	$0.13	$0.26	$0.26
Allocated undistributed net (loss) earnings to common stockholders	(0.20)	0.28	(0.36)	0.52

Basic net (loss) earnings per common share:	$(0.07)	$0.41	$(0.10)	$0.78

Diluted Net (Loss) Earnings Per Common Share:
Numerator
Distributed and allocated undistributed net (loss) earnings to common stockholders	$(13.8)	$64.6	$(19.8)	$123.9
Add: Allocated undistributed net earnings to non-vested restricted stockholders	—	0.3	—	0.5
Less: Undistributed net earnings reallocated to non-vested restricted stockholders	—	(0.3)	—	(0.5)

Net (loss) earnings available to common stockholders—diluted	$(13.8)	$64.6	$(19.8)	$123.9

Denominator(1) (2)
Weighted average number of common shares outstanding—basic	193.0	159.2	192.4	159.0
Effect of assumed issuance of Settlement agreement shares	—	18.0	—	18.0
Effect of non-vested restricted stock and restricted stock units	—	0.3	—	0.2

Weighted average number of common shares outstanding—diluted	193.0	177.5	192.4	177.2

Diluted net (loss) earnings per common share	$(0.07)	$0.37	$(0.10)	$0.70

(1)	Includes the weighted-average share impact in 2012 of 31.7 million shares issued as part of the total consideration paid in connection with the acquisition of Diversey on October 3, 2011.
(2)	Provides for the following items if their inclusion is dilutive: (i) the effect of assumed issuance of 18 million shares of common stock reserved for the Settlement agreement as defined and (ii) the effect of non-vested restricted stock and restricted stock units using the treasury stock method. In calculating diluted net (loss) earnings per common share for 2012, our diluted weighted average number of common shares outstanding excludes the effect of the items mentioned above as the effect was anti-dilutive.

PSU Awards

Since the PSU awards discussed in Note 15, “Stockholders’ Equity,” include contingently issuable shares that are based on a condition other than earnings or market price, they are included in the diluted weighted average number of common shares outstanding when we meet the performance conditions as of that date. However, in 2012, unvested PSU awards that have met the performance conditions as of June 30, 2012 have not been included in the diluted weighted average number of common shares outstanding for the three and six months ended June 30, 2012 as the effect was anti-dilutive.

SLO Awards

The shares or units associated with the 2012 SLO awards are considered contingently issuable shares and therefore are not included in the basic or diluted weighted average number of common shares outstanding for the three and six months ended June 30, 2012. These shares or units, discussed in Note 15, “Stockholders’ Equity,” will not be included in the common shares outstanding until the final determination of the amount of annual incentive compensation is made in the first quarter of 2013. Once this determination is made, the shares or units will be included in the basic weighted average number of common shares outstanding if the employee is retirement eligible or in the diluted weighted average number of common shares outstanding if the employee is not retirement eligible if the impact to diluted net earnings per common share is dilutive. The numbers of shares or units associated with SLO awards for the 2011 and earlier fiscal years, for both the three and six months ended June 30, 2012 and 2011 were nominal and have not been included in the diluted weighted average number of common shares outstanding for the three and six months ended June 30, 2012 as the effect was anti-dilutive.

(17) Other Expense, net

The following table provides details of other expense, net.

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
Interest and dividend income	$3.2	$2.2	$6.6	$4.2
Net foreign exchange transaction losses	(6.3)	(3.1)	(10.1)	(7.5)
Settlement agreement and related costs	(0.1)	(0.2)	(0.2)	(0.6)
Other, net	(2.4)	(0.9)	(6.0)	(2.2)

Other expense, net	$(5.6)	$(2.0)	$(9.7)	$(6.1)

Impairment of Equity Method Investment

In September 2007, we established a joint venture that supports our Food Solutions segment. We account for the joint venture under the equity method of accounting with our proportionate share of net income or losses included in other expense, net, on the consolidated statements of operations.

During 2012, the joint venture performed below expectations, resulting in reduced cash flow and increasing debt obligations. Due to these events, we evaluated our equity method investment for impairment. An equity method investment is impaired if the fair value of the investment is less than its carrying value. If there is no readily determinable fair value, then we are required to test it for impairment whenever an event or change in circumstances occurs that could have a significant impact on the fair value of the investment. If the investment is determined to be impaired, we must also determine if the impairment is other-than-temporary. During the three months ended June 30, 2012, based on reviewing undiscounted cash flow information, we determined that the fair value of our investment was less than its carrying value and that this impairment was other-than-temporary.

In connection with the establishment of the joint venture in 2007, we issued a guarantee in support of an uncommitted credit facility agreement that was entered into by the joint venture. The initial term of the credit facility was two years, which was renewed with the approval of both us and the joint venture. Under the terms of the guarantee, if the joint venture were to default under the terms of the credit facility, the lender would be entitled to seek payment of the amounts due under the credit facility from us. As of June 30, 2012, the joint venture has performed its obligations under the terms of the credit facility. We have previously recorded the fair value of this guarantee as a component of our investment in this joint venture and included a corresponding liability on our condensed consolidated balance sheets. However, as a result of the impairment, we have included the guarantee liability in other current liabilities on the condensed consolidated balance sheet as of June 30, 2012 as we believe it is probable that we will need to perform under this guarantee. As of June 30, 2012, the debt holders have not requested that we perform under the terms of the guarantee.

As a result, we recognized other-than-temporary impairment of $26 million ($18 million, net of taxes, or $0.09 per diluted share). This impairment primarily consisted of the recognition of a current liability for the guarantee of the uncommitted credit facility mentioned above of $20 million. The other component of the impairment was a $4 million write-down of the carrying value of the investment to zero at June 30, 2012. We also recorded provisions for bad debt on receivables due from the joint venture to the Company of $2 million, which is included in marketing, administrative and development expenses and impacted both of our food businesses. As of June 30, 2012, we have no further obligation to support the operations of the joint venture in the future.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with our condensed consolidated financial statements and related notes set forth in Item 1 of Part I of this quarterly report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2011 Annual Report on Form 10-K and our consolidated financial statements and related notes set forth in Item 8 of Part II of our Form 10-K. See Part II, Item 1A, “Risk Factors,” below and “Cautionary Notice Regarding Forward-Looking Statements,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in millions, except per share amounts. When we cross-reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements,” unless the context indicates otherwise.

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

In our “Highlights of Financial Performance,” “Net Sales by Segment Reporting Structure,” “Net Sales by Geographic Region” and in some of the discussions and tables that follow, we exclude the impact of foreign currency translation when presenting net sales information, which we define as “constant dollar.” Changes in net sales excluding the impact of foreign currency translation are non-U.S. GAAP financial measures. As a worldwide business, it is important that we take into account the effects of foreign currency translation when we view our results and plan our strategies. Nonetheless, we cannot control changes in foreign currency exchange rates. Consequently, when our management looks at our financial results to measure the core performance of our business, we exclude the impact of foreign currency translation by translating our current period results at prior period foreign currency exchange rates. We also may exclude the impact of foreign currency translation when making incentive compensation determinations. As a result, our management believes that these presentations are useful internally and may be useful to investors.

Recent Events

Dividends

On July 12, 2012, our Board of Directors declared a quarterly cash dividend of $0.13 per common share. This dividend is payable on September 14, 2012 to stockholders of record at the close of business on August 31, 2012. The estimated amount of this dividend payment is $25 million based on 194 million shares of our common stock issued and outstanding as of July 31, 2012.

During the six months ended June 30, 2012, we declared and paid quarterly cash dividends of $0.13 per common share on March 16, 2012 to stockholders of record at the close of business on March 2, 2012 and on June 15, 2012 to stockholders of record at the close of business on June 1, 2012. We used available cash totaling $50 million to pay these quarterly cash dividends.

2012 Guidance

Our full year 2012 guidance has been revised to an Adjusted EPS of $1.00 to $1.10 compared with $1.50 to $1.60 outlined in our 2011 Annual Report on Form 10-K. Our guidance is based on the following revised assumptions:

•	foreign exchange translation reflecting late July 2012 exchange rates for our basket of currencies, including a U.S. dollar/euro rate of approximately 1.22/1.00;

•

net sales are expected to be approximately $7.7 billion, which includes an unfavorable impact of approximately $400 million from foreign currency translation as compared with full year 2011 (on a pro forma basis reflecting the acquisition of Diversey);

•	cost of sales is expected to be approximately 66% of net sales compared with approximately 65%;

•	2011 – 2014 Integration & Optimization Program benefits of $90 million compared with $70 million;

•	modest raw material costs inflation compared with a 3% to 5% initial estimate;

•	amortization of share-based compensation (including our profit sharing contribution) of $40 million compared with $55 million;

•	capital expenditures of $130 million to $140 million, compared with $180 million to $190 million; and

•	core tax rate of approximately 30%, compared with 27%.

Our Adjusted EPS guidance continues to exclude the accretive impact of the payment of Settlement agreement, as the exact timing of the settlement is unknown. Final payment of the Settlement agreement is expected to be accretive to Adjusted EPS by approximately $0.13 annually following the payment date under the assumption of using a substantial portion of cash on hand for the payment and ceasing to accrue interest on the Settlement amount and using a 35% tax rate. Additionally, guidance excludes any non-operating gains or losses that may be recognized in 2012 due to currency fluctuations in Venezuela.

None of the other assumptions outlined in our 2011 Annual Report on Form 10-K for our Adjusted EPS guidance have changed

Highlights of Financial Performance

Below are highlights of our financial performance. On October 3, 2011, we completed the acquisition of Diversey. The financial results presented in this MD&A include the financial results of Diversey for the three and six months ended June 30, 2012 and as of December 31, 2011. See Note 1, “Organization and Basis of Presentation,” and Note 3, “Acquisition of Diversey Holdings, Inc.,” for further details.

	Three Months Ended June 30,		%		Six Months Ended June 30,		%
	2012	2011	Change		2012	2011	Change
Net sales	$2,004.4	$1,212.6	65%		$3,922.0	$2,341.1	68%

Gross profit	662.6	$324.3	#	%	1,312.4	$633.3	#	%

As a % of net sales	33.1%	26.7%			33.5%	27.1%
Operating profit	$120.0	$129.1	(7)%		$207.6	$252.1	(18)%

As a % of net sales	6.0%	10.6%			5.3%	10.8%
Net (loss) earnings available to common stockholders	$(13.7)	$65.0	#	%	$(19.6)	$124.7	#	%

Net (loss) earnings available to common stockholders-diluted	$(13.7)	$64.6	#	%	$(19.6)	$123.9	#	%

Net (loss) earnings per common share:
Basic	$(0.07)	$0.41	#	%	$(0.10)	$0.78	#	%

Diluted	$(0.07)	$0.37	#	%	$(0.10)	$0.70	#	%

Weighted average number of common shares outstanding:
Basic	193.0	159.2			192.4	159.0

Diluted	193.0	177.5			192.4	177.2

Non-U.S. GAAP adjusted diluted net earnings per common share(1)	$0.20	$0.40	(50)%		$0.37	$0.73	(49)%

#	Denotes a variance greater than or equal to 100%.
(1)	See “Diluted Net Earnings per Common Share” below for a reconciliation of our U.S. GAAP EPS to our non-U.S. GAAP adjusted EPS.

Diluted Net (Loss) Earnings per Common Share

The following table presents a reconciliation of our U.S. GAAP EPS to our non-U.S. GAAP Adjusted EPS.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011(1)		2012		2011(1)
	Net Earnings	EPS	Net Earnings	EPS	Net Earnings	EPS	Net Earnings	EPS
U.S. GAAP net (loss) earnings and EPS available to common stockholders	$(13.7)	$(0.07)	$65.0	$0.37	$(19.6)	$(0.10)	$124.7	$0.70
Items excluded from the calculation of adjusted net earnings available to common stockholders and Adjusted EPS, net of taxes when applicable:
Special items:
Add: 2011-2014 Integration and Optimization Program restructuring charges	19.7	0.09	—	—	52.0	0.25	—	—
Add: Other restructuring charges	(0.4)	—	—	—	0.2	—	—	—
Add: 2011-2014 Integration and Optimization Program associated costs	1.0	—	—	—	4.8	0.02	—	—
Add: Non-recurring associated costs from legacy Diversey restructuring programs	16.4	0.08	—	—	21.8	0.10	—	—
Impairment of equity method investment	18.3	0.09	—	—	18.3	0.09	—	—
Add: Costs related to the acquisition of Diversey	1.1	0.01	5.8	0.03	2.4	0.01	5.8	0.03
Add: European manufacturing facility closure charges	—	—	—	—	—	—	0.2	—

Non-U.S. GAAP Adjusted net earnings and EPS	$42.4	$0.20	$70.8	$0.40	$79.9	$0.37	$130.7	$0.73

(1)	Our 2011 Adjusted EPS calculation has been revised to conform to our 2012 presentation. There was no material impact to our Adjusted EPS results due to this revision.

The following table details the tax effect on special items included above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
2011-2014 Integration and Optimization Program restructuring charges	$7.4	$—	$22.4	$—
Other restructuring charges	(0.2)	—	—	—
2011-2014 Integration and Optimization Program associated costs	0.6	—	2.6	—
Non-recurring costs associated from legacy Diversey restructuring programs	(5.9)	—	(3.8)	—
Impairment of equity method investment	7.5	—	7.5	—
Costs related to the acquisition of Diversey	0.6	0.8	1.1	0.8
European manufacturing facility closure charges	—	—	—	0.1

Total	$10.0	$0.8	$29.8	$0.9

Effective Income Tax Rate

The following table presents a reconciliation of U.S. GAAP Effective Income Tax Rate to Non-U.S. GAAP Core Tax Rate for the three and six months ended June 30, 2012.

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	U.S. GAAP	Special Items	Non-U.S. GAAP	U.S. GAAP	Special Items	Non-U.S. GAAP
(Loss) earnings before income tax provision	$(6.7)	$66.1	$59.4	$(21.0)	$129.3	$108.3
Income tax (benefit) provision	7.0	10.0	17.0	(1.4)	29.8	28.4

Net (loss) earnings available to common stockholders	$(13.7)	$56.1	$42.4	$(19.6)	$99.5	$79.9

Effective income tax rate	-104.5%		28.6%	6.7%		26.2%

See Note 16, “Net (Loss) Earnings Per Common Share,” for details on the calculation of our U.S. GAAP basic and diluted EPS.

The discussions that follow provide further details about the material factors that contributed to the changes in our EPS in 2012 compared with 2011.

Net Sales by Segment Reporting Structure

The following table presents net sales by our segment reporting structure.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2012	2011	Change	2012	2011	Change
Net sales:
Food Packaging	$499.7	$501.9	—%	$987.9	$976.8	1%
As a % of net sales	24.9%	41.4%		25.2%	41.7%
Food Solutions	247.1	261.9	(6)	485.3	490.7	(1)
As a % of net sales	12.3%	21.6%		12.4%	21.0%
Protective Packaging	344.6	353.5	(3)	690.2	688.6	—
As a % of net sales	17.2%	29.2%		17.5%	29.4%
Diversey	816.3	—	#	1,567.2	—	#
As a % of net sales	40.7%	—%		40.0%	—%
Other	96.7	95.3	1	191.4	185.0	3
As a % of net sales	4.9%	7.8%		4.9%	7.9%

Total	$2,004.4	$1,212.6	65%	$3,922.0	$2,341.1	68%

#	Denotes a variance greater than 100%.

Net Sales by Geographic Region

The following tables present our net sales by geographic region and the components of change in net sales by geographic region.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2012	2011	Change	2012	2011	Change
Net sales:
U.S.	$689.9	$546.5	26%	$1,337.7	$1,065.4	26%
As a % of net sales	34.4%	45.1%		34.1%	45.5%
International	1,314.5	666.1	97	2,584.3	1,275.7	#
As a % of net sales	65.6%	54.9%		65.9%	54.5%

Total net sales	$2,004.4	$1,212.6	65%	$3,922.0	$2,341.1	68%

Three Months Ended June 30, 2012	U.S.		International		Total Company
Volume—Units	$3.4	0.6%	$1.8	0.3%	$5.2	0.4%
Volume—Acquired businesses, net of (dispositions)	133.3	24.4	684.0	#	817.3	67.4
Product price/mix	6.6	1.2	8.8	1.3	15.4	1.3
Foreign currency translation	—	—	(46.1)	(6.9)	(46.1)	(3.8)

Total	$143.3	26.2%	$648.5	97.4%	$791.8	65.3%

Six Months Ended June 30, 2012	U.S.		International		Total Company
Volume—Units	$13.8	1.3%	$12.2	1.0%	$26.0	1.1%
Volume—Acquired businesses, net of (dispositions)	239.8	22.5	1,329.3	#	1,569.1	67.0
Product price/mix	18.7	1.8	18.5	1.5	37.2	1.6
Foreign currency translation	—	—	(51.4)	(4.0)	(51.4)	(2.2)

Total	$272.3	25.6%	$1,308.6	# %	$1,580.9	67.5%

#	Denotes a variance greater than 100%.

Foreign Currency Translation Impact on Net Sales

As shown above, 66% of our consolidated net sales in the three and six months ended June 30, 2012 were generated outside the U.S. Since we are a U.S. domiciled company, we translate our foreign currency-denominated net sales into U.S. dollars. Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our net sales from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact. The most significant currencies that contributed to the translation of our net sales and our other consolidated financial results in 2012 were the euro, the Australian dollar, the Brazilian real, the Canadian dollar, the British pound and the Japanese yen.

We experienced an unfavorable foreign currency translation impact on net sales of $46 million in the three months ended June 30, 2012 and $51 million in the six months ended June 30, 2012 compared with the same periods of 2011. This was primarily due to the strengthening of the U.S. dollar against the euro and Brazilian real.

Components of Change in Net Sales

The following table presents the components of change in net sales by our segment reporting structure as compared to the prior year. We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods and assist us in understanding the core performance of our business. See Non-U.S. GAAP Information above for further discussion.

Three Months Ended June 30, 2012	Food Packaging		Food Solutions		Protective Packaging		Diversey			Other		Total Company
Volume—Units	$2.6	0.5%	$(4.6)	(1.8)%	$1.4	0.4%	$—	—%		$5.8	6.1%	$5.2	0.4%
Volume—Acquired businesses, net of (dispositions)	0.3	0.1	—	—	—	—	816.3	#		0.7	0.7	817.3	67.4
Product price/mix (1)	14.5	2.9	0.3	0.1	0.7	0.2	—	—		(0.1)	(0.1)	15.4	1.3
Foreign currency translation	(19.6)	(3.9)	(10.5)	(4.0)	(11.0)	(3.1)	—	—		(5.0)	(5.2)	(46.1)	(3.8)

Total change (U.S. GAAP)	$(2.2)	(0.4)%	$(14.8)	(5.7)%	$(8.9)	(2.5)%	$816.3	#	%	$1.4	1.5%	$791.8	65.3%

Impact of foreign currency translation	19.6	3.9	10.5	4.0	11.0	3.1	—	—		5.0	5.2	46.1	3.8

Total constant dollar change (Non-U.S. GAAP)	$17.4	3.5%	$(4.3)	(1.7)%	$2.1	0.6%	$816.3	#	%	$6.4	6.7%	$837.9	69.1%

Six Months Ended June 30, 2012	Food Packaging		Food Solutions		Protective Packaging		Diversey			Other		Total Company
Volume—Units	$7.1	0.7%	$(2.4)	(0.5)%	$11.2	1.6%	$—	—%		$10.1	5.5%	$26.0	1.1%
Volume—Acquired businesses, net of (dispositions)	0.6	0.1	—	—	—	—	1,567.2	#		1.3	0.7	1,569.1	67.0
Product price/mix (1)	25.2	2.6	7.7	1.6	3.5	0.5	—	—		0.8	0.4	37.2	1.6
Foreign currency translation	(21.8)	(2.2)	(10.7)	(2.2)	(13.1)	(1.9)	—	—		(5.8)	(3.1)	(51.4)	(2.2)

Total change (U.S. GAAP)	$11.1	1.2%	$(5.4)	(1.1)%	$1.6	0.2%	$1,567.2	#	%	$6.4	3.5%	$1,580.9	67.5%

Impact of foreign currency translation	21.8	2.2	10.7	2.2	13.1	1.9	—	—		5.8	3.1	51.4	2.2

Total constant dollar change (Non-U.S. GAAP)	$32.9	3.4%	$5.3	1.1%	$14.7	2.1%	$1.567.2	#	%	$12.2	6.6%	$1,632.3	69.7%

(1)	Our product price/mix reported above includes the net impact of our pricing actions and rebates as well as the period-to-period change in the mix of products sold. Also included in our reported product price/mix is the net effect of some of our customers purchasing our products in non-U.S. dollar or euro denominated countries at selling prices denominated in U.S. dollars or euros. This primarily arises when we export products from the U.S. and euro-zone countries. The impact to our reported product price/mix of these purchases in other countries at selling prices denominated in U.S. dollars or euros was approximately $4 million in the three months ended June 30, 2012 and $6 million in the six months ended June 30, 2012.
(2)	# Denotes a variance greater than 100%.

Food Packaging Segment Net Sales

Three Months Ended June 30, 2012 Compared With the Same Period of 2011

The $17 million, or 4%, constant dollar increase in net sales in 2012 compared with 2011 was primarily due to:

•

favorable product price/mix in the U.S. of $4 million, or 2%, and in Latin America of $9 million, or 12%, both from the benefits of prior pricing actions that were implemented to offset rising raw material costs and from formula-based contractual price adjustments; and

•	higher unit volumes in Latin America of $5 million, or 7%, due to increased customer production rates for fresh red meat.

These favorable drivers were partially offset by lower unit volumes in the U.S. of $3 million, or 1%, primarily due to lower customer production rates and a customer loss. This customer loss is not considered material to our consolidated net sales.

Six Months Ended June 30, 2012 Compared With the Same Period of 2011

The $33 million, or 3%, constant dollar increase in net sales in the 2012 compared with 2011 was primarily due to:

•

favorable product price/mix in the U.S. of $10 million, or 2%, and in Latin America of $13 million, or 9%, both from the benefits of prior pricing actions that were implemented to offset rising raw material costs and from formula-based contractual price adjustments; and

•

higher unit volumes in Latin America of $7 million, or 5% and in Australia/New Zealand of $5 million, or 4%, due to increased customer production rates for fresh red meat in Latin America and higher demand for our fresh dairy packaging products as a result of an increase in dairy customers’ production rates in Australia.

These favorable drivers were partially offset by lower unit volumes in North America of $8 million, or 2%, primarily due to lower customer production rates and a customer loss. This customer loss is not considered material to our consolidated net sales.

Food Solutions Segment Net Sales

Three Months Ended June 30, 2012 Compared With the Same Period of 2011

The $4 million, or 2%, constant dollar decrease in net sales in 2012 compared with 2011 was primarily due to lower unit volumes in Europe of $5 million, or 5%, due to a decrease in equipment sales as a result of some customers limiting their investment in new equipment due to the current economic environment in Europe.

Six Months Ended June 30, 2012 Compared With the Same Period of 2011

The $5 million, or 1%, constant dollar increase in net sales in 2012 compared with 2011 was primarily due to:

•

favorable product price/mix in the U.S. of $6 million, or 3%, and in Latin America of $3 million, or 12%, both from the benefits of prior pricing actions that were implemented to offset rising raw material costs and from formula-based contractual price adjustments; and

•	higher unit volumes in the U.S. of $3 million, or 2%, due to an increase in demand for our solutions as a result of higher customer production rates mainly in the three months ended March 31, 2012.

These favorable drivers were partially offset by lower unit volumes in Europe of $6 million, or 3%, primarily due to the decrease in equipment sales mentioned above.

Protective Packaging Segment Net Sales

Three Months Ended June 30, 2012 Compared With the Same Period of 2011

The $2 million, or 1%, constant dollar increase in net sales in 2012 compared with 2011 was primarily due to higher unit volumes in the U.S. of $4 million, or 2%, due the gradual economic recovery in the region and increased demand for e-commerce-oriented solutions and new solutions. This increase was partially offset by lower unit volumes in Europe of $3 million, or 3%, primarily due to lower customer demand reflecting the current economic challenges in the region.

Six Months Ended June 30, 2012 Compared With the Same Period of 2011

The $15 million, or 2%, constant dollar increase in net sales in 2012 compared with 2011 was primarily due to higher unit volumes in the U.S. of $13 million, or 4%, due to the same factors mentioned above.

Diversey Segment Net Sales

Three Months Ended June 30, 2012

Reported net sales were $816 million in 2012 and are included in the year over year comparison as volume — acquired businesses, net of (dispositions).

Six Months Ended June 30, 2012

Reported net sales were $1,567 million in 2012 and are included in the year over year comparison as volume — acquired businesses, net of (dispositions).

Other Net Sales

Three Months Ended June 30, 2012 Compared With the Same Period of 2011

The $6 million, or 7%, constant dollar increase in 2012 compared with the same period of 2011 was primarily due to higher unit volumes in our Medical Applications business in the Asia-Pacific region of $5 million.

Six Months Ended June 30, 2012 Compared With the Same Period of 2011

The $12 million, or 7%, constant dollar increase in 2012 compared with the same period of 2011 was primarily due to higher unit volumes in our Medical Applications business in the Asia-Pacific region of $7 million, or 56%.

Cost of Sales

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2012	2011	Change	2011	2010	Change
Cost of sales	$1,341.8	$888.3	51%	$2,609.6	$1,707.8	53%
As a % of net sales	66.9%	73.3%		66.5%	73.0%

Three Months Ended June 30, 2012 Compared With the Same Period of 2011

The $454 million increase in cost of sales in 2012 compared with 2011 was primarily due to the $462 million incremental impact of Diversey’s cost of sales included in our results in the three months ended June 30, 2012.

Six Months Ended June 30, 2012 Compared With the Same Period of 2011

The $902 million increase in cost of sales in 2012 compared with 2011 was primarily due to the $887 million incremental impact of Diversey’s cost of sales included in our results in the six months ended June 30, 2012.

Marketing, Administrative and Development Expenses

Marketing, administrative and development expense for the three and six months ended June 30, 2012 and 2011 are included in the table below. The amount for 2011 has been reclassified to conform to the 2012 presentation of these expenses as we now present the amortization of intangible assets as a separate line item on our condensed consolidated statement of operations.

	Three Months Ended June 30,		%		Six Months Ended June 30,		%
	2012	2011	Change		2012	2011	Change
Marketing, administrative and development expenses	$479.1	$186.1	#	%	$957.2	$369.6	#	%
As a % of net sales	23.9%	15.3%			24.4%	15.8%

Three Months Ended June 30, 2012 Compared With the Same Period of 2011

The $293 million increase in marketing, administrative and development expenses in 2012 compared with 2011 was primarily due to the $292 million incremental impact of Diversey’s marketing, administrative and development expenses included in our results in the three months ended June 30, 2012.

Six Months Ended June 30, 2012 Compared With the Same Period of 2011

The $588 million increase in marketing, administrative and development expenses in 2012 compared with 2011 was primarily due to the $586 million incremental impact of Diversey’s marketing, administrative and development expenses included in our results in the six months ended June 30, 2012.

Amortization of Intangible Assets

Amortization of intangible assets for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		%		Six Months Ended June 30,		%
	2012	2011	Change		2012	2011	Change
Amortization of intangible assets	$35.3	$2.5	#	%	$69.5	$5.0	#	%
As a % of net sales	1.8%	0.2%			1.8%	0.2%

Three Months Ended June 30, 2012 Compared With the Same Period of 2011

The increase in 2012 compared with 2011 was primarily due to the amortization of the intangible assets acquired in connection with the acquisition of Diversey in the fourth quarter of 2011.

Six Months Ended June 30, 2012 Compared With the Same Period of 2011

The increase in 2012 compared with 2011 was primarily due to the amortization of the intangible assets acquired in connection with the acquisition of Diversey in the fourth quarter of 2011.

Costs Related to the Acquisition of Diversey

We recorded transaction and integration costs directly related to the acquisition of Diversey of $2 million in the three months ended June 30, 2012 and $4 million in the six months ended June 30, 2012. These costs primarily consist of professional and consulting fees. As discussed above, we have excluded these costs from our Adjusted EPS calculations in 2012. See Note 3, “Acquisition of Diversey Holdings, Inc.,” for further discussion of the acquisition.

Restructuring Activities

2011-2014 Integration and Optimization Program

In December 2011, we initiated a restructuring program associated with the integration of Diversey’s business following our acquisition of Diversey on October 3, 2011. The program primarily consists of (i) reduction in headcount, (ii) consolidation of facilities, and (iii) supply chain network optimization, and (iv) certain other capital expenditures. This program is expected to be completed by the end of 2014.

See Note 9, “Restructuring Activities,” for further discussion of the charges and liabilities associated with this program.

In the three months ended June 30, 2012, we expanded this program to address increasing macroeconomic weakness and have identified additional expense reduction opportunities. We expect these new actions to provide an incremental $20 million of benefits in 2012 and a further $50 million in 2013. We now expect our program to yield annual savings of $195 million to $200 million by the end of 2014.

The actual timing of future costs and cash payments related to this program are subject to change due to a variety of factors that may cause a portion of the costs, spending and benefits to occur later expected. In addition, changes in foreign exchange rates may impact future costs, spending and benefits.

European Principal Company

In May 2011, before the acquisition of Diversey, Diversey management approved, subject to successful works council consultations, plans to reorganize its European operations to function under a centralized management and supply chain model. We completed the reorganization on May 3, 2012 and the EPC, based in the Netherlands, is now centrally managing Diversey’s European operations. Diversey’s European subsidiaries are executing sales and distribution locally, and local production companies are acting as toll manufacturers.

As part of the planning for this reorganization, we recognized associated costs of $6 million in the three months ended June 30, 2012 and $11 million in the six months ended June 30, 2012. These costs are included in marketing, administrative and development expenses in the condensed consolidated statements of operations.

We anticipate benefits from this reorganization to come from lower overhead costs from a centralized management and supply chain model as well as other possible savings. We anticipate additional associated and/or restructuring costs in 2012 and net benefits to begin in 2013. The amount and timing of costs and benefits is subject to change due to a variety of factors such as the overall profitability of Diversey’s European business, administrative efficiency, and foreign currency exchange translation.

Operating Profit

Management evaluates the performance of each reportable segment based on its operating profit, which is detailed in the table below.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2012	2011	Change	2012	2011	Change
Food Packaging	$46.4	$62.3	(26)%	$106.3	$124.9	(15)%
As a % of Food Packaging net sales	9.3%	12.4%		10.8%	12.8%
Food Solutions	26.3	25.2	4	52.8	44.6	18
As a % of Food Solutions net sales	10.6%	9.6%		10.9%	9.1%
Protective Packaging	42.8	46.3	(8)	89.3	86.3	3
As a % of Protective Packaging net sales	12.4%	13.1%		12.9%	12.5%
Diversey	29.8	—	#	30.6	—	#
As a % of Diversey net sales	3.7%	—%		2.0%	—%
Other	2.9	1.9	53	6.7	2.9	#
As a % of Other net sales	3.0%	2.0%		3.5%	1.6%

Total segments and other	148.2	135.7	9%	285.7	258.7	10%
As a % of net sales	7.4%	11.2%		7.3%	11.1%
Costs related to the proposed acquisition of Diversey	1.7	6.6	(74)	3.5	6.6	(47)
Restructuring and other charges(1)	26.5	—	#	74.6	—	#

Total operating profit	120.0	$129.1	(7)%	207.6	$252.1	(18)%

As a % of net sales	6.0%	10.6%		5.3%	10.8%

#	Denotes a variance greater than or equal to 100%.
(1)	Restructuring and other charges by our segment reporting structure were as follows:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Food Packaging	$9.9	$27.4
Food Solutions	2.2	5.7
Protective Packaging	3.4	6.7
Diversey	10.8	31.5
Other	0.2	3.3

Total	$26.5	$74.6

The restructuring and other charges in 2012 primarily relate to the 2011-2014 Integration and Optimization Program.

Food Packaging Segment Operating Profit

Three Months Ended June 30, 2012 Compared With the Same Period of 2011

The 26% decline in Food Packaging’s operating profit was primarily due to the following items which occurred in 2012:

•	unfavorable impact of a negotiated labor agreement in Argentina of $5 million;

•	certain costs associated with manufacturing consolidation activities of $4 million, including additional expenses related to maintenance, employee training and start-up inefficiencies; and

•

higher bad debt provisions of $2 million, including additional bad debt provision of $1 million related to the receivables balances included in the impairment of equity method investment in a joint venture.

The remainder of the decline was attributable to the unfavorable impact of the mix of products sold, which contributed to under absorption of manufacturing costs and inefficiencies in the period.

Six Months Ended June 30, 2012 Compared With the Same Period of 2011

The 15% decline in Food Packaging’s operating profit was primarily due to the factors mentioned above and the associated costs related to the 2011 – 2014 Integration and Optimization Program of $5 million that were recognized in the three months ended March 31, 2012. These factors were partially offset by the favorable impact of the increase in net sales mentioned above.

Food Solutions Segment Operating Profit

Three Months Ended June 30, 2012 Compared With the Same Period of 2011

The 4% increase in Food Solutions’ operating profit was primarily due to the impact of favorable product price/mix mentioned above, which also contributed to the increase in this segment’s operating profit as a percentage of net sales to 10.6% from 9.6%.

Six Months Ended June 30, 2012 Compared With the Same Period of 2011

The 18% increase in Food Solutions’ operating profit was primarily due to the impact of favorable product price/mix mentioned above, which also contributed to the increase in this segment’s operating profit as a percentage of net sales to 10.9% from 9.1%.

Protective Packaging Segment Operating Profit

Three Months Ended June 30, 2012 Compared With the Same Period of 2011

The 8% decline in Protective Packaging’s operating profit was primarily due to the unfavorable impact of foreign currency transaction costs associated with importing U.S. dollar priced products into regions with weakened currencies.

Six Months Ended June 30, 2012 Compared With the Same Period of 2011

The 3% increase in Protective Packaging’s operating profit was primarily due to the favorable impact of increased net sales discussed above, which also contributed to the increase in this segment’s operating profit as a percentage of net sales to 12.9% from 12.5%.

Diversey Segment Operating Profit

Our Diversey segment reported a $30 million operating profit in the three months ended June 30, 2012 and a $31 million operating profit in the six months ended June 30, 2012.

In addition to the results of Diversey mentioned above, the segment’s operating profit results also reflected the following items:

•	amortization of intangible assets of $32.3 million in the three months ended June 30, 2012 and $63.7 million in the six months ended June 30, 2012; and

•

charges related to prior restructuring programs of $11 million in the three months ended June 30, 2012 and $18 million in six months ended June 30, 2012, including associated costs related to the EPC of $6 million in the three months ended June 30, 2012 and $11 million in the six months ended June 30, 2012.

Adjusted Operating Profit

Management also evaluates our performance based on our consolidated adjusted operating profit, which is included in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
U.S. GAAP operating profit	$120.0	$129.1	$207.6	$252.1
As a % of total net sales	6.0%	10.6%	5.3%	10.8%
Special items(1):
Add: 2011- 2014 Integration and Optimization Program restructuring charges(1)	27.1	—	74.4	—
Add: Other restructuring (credits) charges(2)	(0.6)	—	0.2	—
Add: 2011 - 2014 Integration and Optimization Program associated costs(1)	1.6	—	7.4	—
Add: Non-recurring associated costs from legacy Diversey restructuring programs(3)	10.5	—	18.0	—
Add: Costs related to the acquisition of Diversey(4)	1.7	6.6	3.5	6.6
Add: Provisions for bad debt on receivables related to impairment of equity method investment(5)	2.3	—	2.3	—
Add: European manufacturing facility closure charges(2)	—	(0.1)	—	0.2

Total special items	42.6	6.5	105.8	6.8

Non-U.S. GAAP adjusted operating profit	$162.6	$135.6	$313.4	$258.9

As a % of total net sales	8.1%	11.2%	8.0%	11.1%

(1)	See Restructuring Activities above for further details.
(2)	These items represent special items and certain one-time charges principally associated with restructuring programs for both Sealed Air and Diversey. These charges are not part of our ongoing business and are not expected to have a continuing impact on the consolidated statements of operations and therefore have been excluded from our Non-U.S. GAAP operating profit measure.
(3)	These items represent special items and certain one-time charges principally associated with past restructuring programs for Diversey, of which $6.0 million in the three months ended June 30, 2012 and $10.9 million in the six months ended June 30, 2012 were related to Diversey's implementation of a EPC structure as discussed above. These charges are not part of our ongoing business and are not expected to have a continuing impact on the consolidated statements of operations.
(4)	These costs are not considered part of our ongoing business, are considered one-time in nature and will not have a continuing impact on our ongoing business or on the consolidated statements of operations.
(5)	See Impairment of Equity Method Investment below for further details.

Interest Expense

Interest expense includes the stated interest rate on our outstanding debt, as well as the net impact of capitalized interest, the effects of interest rate swaps and the amortization of capitalized senior debt issuance costs, bond discounts, and terminated treasury locks.

The following table details our interest expense.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2012	2011	Change	2012	2011	Change
Interest expense on the amount payable for the Settlement agreement	$11.4	10.8	6	$22.8	$21.6	6
Interest expense on our senior notes:
5.625% Senior Notes due July 2013	5.3	5.0	6	10.6	10.4	2
12% Senior Notes due February 2014(1)	3.8	3.6	6	7.6	7.3	4
Term Loan A due October 2016(1)	8.8	—	#	18.7	—	#
7.875% Senior Notes due June 2017	8.3	8.3	—	16.6	16.6	—
Term Loan B due October 2018(1)	16.2	—	#	33.3	—	#
8.125% Senior Notes due September 2019(1)	15.6	—	#	31.1	—	#
8.375% Senior Notes due September 2021(1)	15.9	—	#	31.9	—	#
6.875% Senior Notes due July 2033	7.8	7.8	—	15.5	15.5	—
Revolving credit facility	1.0	—	#	2.0	—	#
Other interest expense	4.7	2.2	#	7.5	4.2	79
Less: capitalized interest	(1.2)	(0.8)	(50)	(2.2)	(1.7)	(29)

Total	$97.6	$36.9	#	$195.4	$73.9	#

#	Denotes a variance greater than 100%.

Other Expense, net

See Note 17, “Other Expense, net,” for the components and details of other expense, net and discussion of our impairment of equity method investment.

Income Taxes

Our loss before income taxes for the three months ended June 30, 2012 was increased by an income tax provision of $7 million. Our loss before income taxes for the six months ended June 30, 2012 was reduced by an income tax benefit of $1 million (an income tax benefit rate of 6.7%). The tax expense for the three month period and reduced benefit rate for the six month period resulted from restructuring efforts, including both taxes incurred with respect to restructuring and expenses with a zero or low tax benefit. Excluding such items, our tax provision for the three month period would have been a benefit. Our tax provision for both the three month and six month periods benefitted from earnings in jurisdictions with low tax rates and losses in jurisdictions, such as the U.S., with high tax rates, as well as favorable settlements of certain tax disputes.

Our effective income tax rate was 27.9% for the three months ended June 30, 2011 and 27.8% for the six months ended June 30, 2011. For both the three and six months ended June 30, 2011, our effective income tax rate was lower than the statutory U.S. federal income tax rate of 35% primarily due to our lower net effective income tax rate on foreign earnings, our domestic manufacturing deduction and certain U.S. tax credits partially offset by state income taxes and non-deductible acquisition costs related to our acquisition of Diversey incurred during the three months ended June 30, 2011.

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

Our effective tax rate also depends on the realization of our deferred tax assets, net of our valuation allowances. We have deferred tax assets related to the Settlement agreement, other accruals not yet deductible for tax purposes, foreign tax credits, U.S. and foreign net operating loss carry forwards and investment tax allowances, employee benefit items, and other items. Our largest deferred tax asset relates to our Settlement agreement as defined in Note 14, “Commitments and Contingencies.”

We have established valuation allowances to reduce our deferred tax assets to an amount that is more likely than not to be realized. Our ability to utilize our deferred tax assets depends in part upon our ability to generate future taxable income during the periods in which these temporary differences reverse or our ability to carry back any losses created by the deduction of these temporary differences. We expect to realize these assets over an extended period. If we are unable to generate sufficient future taxable income in the U.S. and certain foreign jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. Our tax benefit with respect to the Settlement agreement may be significantly reduced resulting in an increased tax expense if the funding of the Settlement agreement occurs later than anticipated or the price of our common stock at the time of funding of the Settlement agreement is less than $17.86 per share. These conditions could result in a significant increase in our effective tax rate and could have a material adverse effect on our consolidated results of operations in the periods in which these conditions occur. In addition, changes in statutory tax rates or other new legislation or regulation may change our deferred tax assets or liability balances, with either favorable or unfavorable impact on our effective tax rate.

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

We currently expect to fund a substantial portion of this payment when it becomes due by using accumulated cash and cash equivalents with the remainder from our committed credit facilities. Our new Credit Facility is available for general corporate purposes, including the payment of the amounts required upon effectiveness of the Settlement agreement. See “Principal Sources of Liquidity” below. The cash payment of $513 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. This accrued interest was $342 million at June 30, 2012 and is recorded in Settlement agreement and related accrued interest on our condensed consolidated balance sheet. The total liability on our condensed consolidated balance sheet was $854 million at June 30, 2012. In addition, the Settlement agreement provides for the issuance of 18 million shares of our common stock. Since the impact of issuing these shares is dilutive to our EPS, under U.S. GAAP, they are included in our diluted weighted average number of common shares outstanding in our calculation of EPS if the impact of including these shares is dilutive. See Note 16, “Net (Loss) Earnings Per Common Share,” for details of our calculation of EPS.

Tax benefits resulting from the anticipated funding of the Settlement agreement were recorded as a $393 million deferred tax asset on our condensed consolidated balance sheet as of June 30, 2012. This deferred tax asset reflects the cash portion of the Settlement agreement and related accrued interest and the value of the 18 million shares of our common stock at the post-split price of $17.86 per share, which was the price when the Settlement agreement was reached in 2002. The amount and timing of our future potential cash tax benefits could vary depending on when we fund the Settlement agreement, the amount of cash we pay and various facts and circumstances at the time of funding under the Settlement agreement, including the price of our common stock, our tax position and the applicable tax codes. For example, our cash tax benefit may be significantly reduced if the funding of the Settlement agreement occurs later than anticipated or the price of our common stock at the time of funding is less than $17.86 per share. In addition, our ability to utilize this deferred tax asset depends in part upon our future operating results. We expect to realize this asset over an extended period. If we are unable to generate sufficient U.S. taxable income we could be required to increase our valuation allowance against this deferred tax asset and we may not realize the full cash tax benefit relating to this asset. This could result in a significant increase in our effective tax rate and could have a material adverse effect on our consolidated results of operations in the periods in which these conditions occur. Changes in statutory tax rates or other new legislation or regulation may also change our deferred tax assets or liability balances, with either favorable or unfavorable impact on our effective tax rate.

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

As mentioned in “2012 Guidance” above, our full year 2012 diluted net earnings per common share guidance continues to exclude the payment under the Settlement agreement, as the timing is unknown. Payment under the Settlement agreement is expected to be accretive to our post-payment diluted net earnings per common share by approximately $0.13 annually. This amount primarily represents the accretive impact on our net earnings from ceasing to accrue any future interest on the settlement amount following the payment.

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, “Commitments and Contingencies,” is incorporated herein by reference.

Debt Obligations

We plan to use available cash and funds available from our committed liquidity facilities to retire our 5.625% Senior Notes when they come due in July 2013. We may seek additional external financing to supplement these amounts, depending on the timing of cash flows.

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

We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, including all of the items mentioned above, and the cash payment under the Settlement agreement should it become payable within the next 12 months. We also are aligning our core business and planning a portfolio rationalization, which could generate up to $500 million of cash over the next 12 months and create an opportunity to accelerate deleveraging.

In connection with the funding of the cash consideration for the acquisition and the repayment of existing indebtedness of Diversey, and to provide ongoing liquidity, on October 3, 2011, we entered into the Credit Facility. See Note 10, “Debt and Credit Facilities,” for further details.

Cash and Cash Equivalents

The following table summarizes our accumulated cash and cash equivalents.

	June 30, 2012	December 31, 2011
Cash and cash equivalents	$503.9	$722.8

See “Analysis of Historical Cash Flows” below.

Over the past five years, our legacy business and Diversey’s legacy business has generated higher cash flows from operations in the second half of the year as compared with the first half of the year.

Lines of Credit

Our Credit Facility may be used for working capital needs and general corporate purposes, including the payment of the amounts required upon effectiveness of the Settlement agreement. We did not use our Credit Facility in the six months ended June 30, 2012 and there were no amounts outstanding under the Credit Facility at June 30, 2012 and December 31, 2011. See Note 10, “Debt and Credit Facilities,” for further details.

Accounts Receivable Securitization Program

At June 30, 2012, we had $92 million available to us under the program, and we did not utilize this program in 2012. See Note 8, “Accounts Receivable Securitization Program,” for information concerning this program.

Covenants

At June 30, 2012, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 10, “Debt and Credit Facilities.”

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

Analysis of Historical Cash Flows

The following table shows the changes in our consolidated cash flows.

	Six Months Ended June 30
	2012	2011
Net cash (used in) provided by operating activities	$(60.8)	$120.1
Net cash used in investing activities	(68.9)	(44.8)
Net cash used in financing activities	(103.6)	(71.0)

Net Cash (Used in) Provided by Operating Activities

Six Months Ended June 30, 2012

Net cash used in operating activities was $61 million in 2012. Net earnings adjusted for non-cash items was $179 million, which included depreciation and amortization of $160 million and share-based incentive compensation of $20 million. Changes in operating assets and liabilities resulted in net cash usage of $240 million primarily due to the following:

•	increase in inventories, net of $102 million, primarily due to our seasonal increases mainly in North America and Latin America. Our inventory days on hand was 74 days at June 30, 2012; and

•	a decrease in other liabilities of $72 million, primarily due to:

o	a decrease in income taxes payable of $41 million, primarily due to payments made;

o	a decrease in accrued payroll of $25 million, primarily due to payments made for our annual incentive compensation plan in the three months ended March 31, 2012.

Six Months Ended June 30, 2011

Net cash provided by operating activities in 2011 was primarily attributable to net income adjusted for non-cash items of $228 million, which primarily includes depreciation and amortization and share-based incentive compensation. Net cash provided by changes in operating assets and liabilities resulted in net cash use of $108 million. This net cash use was primarily due to an increase in inventories of $89 million which was primarily due to higher inventory levels in North America and Europe mainly in our food businesses. These higher inventory levels reflected the rise in average petrochemical-based raw material costs in 2011 and a buildup in inventories in anticipation of increased sales volumes from normal seasonality in these businesses.

Net Cash Used in Investing Activities

Six Months Ended June 30, 2012

Net cash used in investing activities in 2012 primarily consisted of capital expenditures of $69 million, including $7 million used in connection with our 2011-2014 Integration and Optimization Program.

Six Months Ended June 30, 2011

Net cash used in investing activities in 2011 primarily consisted of capital expenditures of $47 million primarily for the maintenance of property, plant and equipment and expanding existing capacity to improve productivity supporting the growth in net sales.

Net Cash Used in Financing Activities

Six Months Ended June 30, 2012

Net cash used in financing activities in 2012 was $104 million primarily for prepayments of our 2013 term loan installments of $60 million and dividends paid on our common stock of $50 million.

Six Months Ended June 30, 2011

Net cash used in financing activities in 2011 was primarily due to the following:

•	the payment of quarterly dividends of $42 million;
•	the repayment of short-term borrowings of $14 million; and
•

the acquisition of 0.5 million shares of common stock with a fair market value of $13 million that were withheld from employees to satisfy their minimum tax withholding obligations under our 2005 contingent stock plan.

Changes in Working Capital

	June 30, 2012	December 31, 2011	Decrease
Working capital (current assets less current liabilities)	$716.3	$814.3	$(98)
Current ratio (current assets divided by current liabilities)	1.3 x	1.3x
Quick ratio (current assets, less inventories divided by current liabilities)	0.9x	1.0x

The $98 million, or 12% decrease, in working capital in the six months ended June 30, 2012 was primarily due to cash used to pay for non-current items, including the prepayments of our term loan installments, net cash used for investing activities and net foreign currency translation on working capital of $22 million.

Changes in Stockholders’ Equity

The $90 million, or 3%, decrease in stockholders’ equity in the six months ended June 30, 2012 was primarily due to dividends paid and accrued on our common stock of $51 million and net foreign currency translation adjustments of $42 million.

Derivative Financial Instruments

Interest Rate Swaps

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps” is incorporated herein by reference.

Foreign Currency Forward Contracts

At June 30, 2012, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.

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

At June 30, 2012, we had outstanding interest rate swaps, but no outstanding collars or options.

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps” is incorporated herein by reference.

See Note 12, “Fair Value Measurements and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $120 million in the fair value of the total debt balance at June 30, 2012. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.

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

For the six months ended June 30, 2012, less than 1% of our consolidated net sales and operating income were derived from our businesses in Venezuela.

Foreign Currency Forward Contracts

We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at June 30, 2012 would have caused us to pay approximately $2 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.

Our foreign currency forward contracts are described in Note 11, “Derivatives and Hedging Activities,” which information is incorporated herein by reference.

We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to changes in foreign exchange rates and interest rate and currency swaps related to certain financing transactions. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At June 30, 2012, we had no foreign exchange options or interest rate and currency swap agreements outstanding.

Outstanding Debt

Our outstanding debt is generally denominated in the functional currency of the borrower. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $655 million at June 30, 2012 and $674 million at December 31, 2011.

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

Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was $1 million in the three months ended June 30, 2012, $2 million in the three months ended June 30, 2011, $3 million for the six months ended June 30, 2012 and $4 million for the six months ended June 30, 2011 . The allowance for doubtful accounts was $20 million at June 30, 2012 and $16 million at December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the Company's 2011 Annual Report on Form 10-K. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

If the Settlement agreement (as defined in Note 17, “Commitments and Contingencies”) is not implemented, we will not be released from the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against us arising from a 1998 transaction with Grace. We do not control the timing of the cash payment required from us under the Settlement agreement. We are also a defendant in a number of asbestos-related actions in Canada arising from Grace’s activities in Canada prior to the 1998 transaction.

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

On November 27, 2002, we reached an agreement in principle with the Committees to resolve the fraudulent transfer proceeding and all current and future asbestos-related claims made against us and our affiliates in connection with the Cryovac transaction. The Settlement agreement will also resolve the fraudulent transfer claims and successor liability claims, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies in connection with the Cryovac transaction. The parties to the agreement in principle signed the definitive Settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. On June 27, 2005, the Bankruptcy Court signed an order approving the definitive Settlement agreement. Although Grace is not a party to the Settlement agreement, under the terms of the order, Grace is directed to comply with the Settlement agreement subject to limited exceptions. On September 19, 2008, Grace, the Official Committee of Asbestos Personal Injury Claimants, the Asbestos PI Future Claimants’ Representative, and the Official Committee of Equity Security Holders (the “Equity Committee”) filed, as co-proponents, a plan of reorganization (as filed and amended from time to time, the “PI Settlement Plan”) and several exhibits and associated documents, including a disclosure statement (as filed and amended from time to time, the “PI Settlement Disclosure Statement”), with the Bankruptcy Court. As filed, the PI Settlement Plan would provide for the establishment of two asbestos trusts under Section 524(g) of the United States Bankruptcy Code to which present and future asbestos-related claims would be channeled. The PI Settlement Plan also contemplates that the terms of our definitive Settlement agreement will be incorporated into the PI Settlement Plan and that we will pay the amount contemplated by that agreement.

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

Various parties appealed or otherwise challenged the Bankruptcy Court Opinion and the Bankruptcy Court Confirmation Order, including without limitation with respect to issues relating to releases and injunctions contained in the PI Settlement Plan. On June 28 and 29, 2011, the District Court heard oral arguments in connection with appeals of the Bankruptcy Court Opinion and the Bankruptcy Court Confirmation Order. On January 30, 2012, the District Court issued a memorandum opinion (the “Original District Court Opinion”) and confirmation order (the “Original District Court Confirmation Order”) overruling all objections to the PI Settlement Plan and confirming the PI Settlement Plan in its entirety (including the issuance of the injunction under Section 524(g) of the Bankruptcy Code). On February 3, 2012, Garlock Sealing Technologies LLC (“Garlock”) filed a motion (the “Garlock Reargument Motion”) with the District Court requesting that the District Court grant reargument, rehearing, or otherwise amend the Original District Court Opinion and the Original District Court Confirmation Order insofar as they overrule Garlock’s objections to the PI Settlement Plan. On February 13, 2012, the Company, Cryovac, and Fresenius Medical Care Holdings, Inc. filed a joint motion (the “Sealed Air/Fresenius Motion”) with the District Court. The Sealed Air/Fresenius Motion did not seek to disturb confirmation of the PI Settlement Plan but requested that the District Court amend and clarify certain matters in the Original District Court Opinion and the Original District Court Confirmation Order. Also on February 13, 2012, Grace and the other proponents of the PI Settlement Plan filed a motion (the “Plan Proponents’ Motion”) with the District Court requesting certain of the same amendments and clarifications sought by the Sealed Air/Fresenius Motion. On February 27, 2012, certain asbestos claimants known as the “Libby Claimants” filed a response to the Sealed Air/Fresenius Motion and the Plan Proponents’ Motion (the “Libby Response”). The Libby Response did not oppose the Sealed Air/Fresenius Motion or the Plan Proponents’ Motion but indicated, among other things, that: (a) the Libby Claimants had reached a settlement in principle of their objections to the PI Settlement Plan but that this settlement had not become effective and (b) the Libby Claimants reserved their rights with respect to the PI Settlement Plan pending the effectiveness of the Libby Claimants’ settlement. On April 20, 2012, as part of a more global settlement, Grace filed a motion with the Bankruptcy Court seeking, among other things, approval of settlements with the Libby Claimants and BNSF. The settlements with the Libby Claimants and BNSF were approved by order of the Bankruptcy Court dated June 6, 2012. Upon the their implementation, these settlements are, among other things, expected to result in the Libby Claimants and BNSF withdrawing their opposition to the PI Settlement Plan. The District Court held a hearing on May 8, 2012, to consider the Garlock Reargument Motion. On May 29, 2012, Anderson Memorial Hospital (“Anderson Memorial”) filed a motion seeking relief from, and reconsideration of, the Original District Court Opinion and the Original District Court Confirmation Order (the “Anderson Relief Motion”). In the Anderson Relief Motion, Anderson Memorial argued that a May 18, 2012, decision by the United States Court of Appeals for the Third Circuit (the “Third Circuit Court of Appeals”) in a case called Wright v. Owens-Corning undermined the District Court’s conclusion that (a) the PI Settlement Plan was feasible and (b) the asbestos property damage injunction and trust included in the PI Settlement Plan were appropriate. Objections to the Anderson Relief Motion were filed by Grace and the other proponents of the PI Settlement Plan, and by the representative of future asbestos property damage claimants (the “PD FCR”) appointed in the Grace bankruptcy proceedings. On June 11, 2012, the District Court entered a consolidated order (the “Consolidated Order”) granting the Sealed Air/Fresenius Motion, the Plan Proponents’ Motion, and the Garlock Reargument Motion, and providing for amendments to the Original District Court Opinion and the Original District Court Confirmation Order. Although the Consolidated Order granted the Garlock Reargument Motion, it did not constitute the District Court’s agreement with Garlock’s objections to the PI Settlement Plan, which the District Court continued to overrule. Also on June 11, 2012, the

District Court entered an amended memorandum opinion (the “Amended District Court Opinion”) and confirmation order (the “Amended District Court Confirmation Order”) overruling all objections to the PI Settlement Plan, reflecting amendments described in the Consolidated Order, and confirming the PI Settlement Plan in its entirety (including the issuance of the injunction under Section 524(g) of the Bankruptcy Code). Thereafter, on July 23, 2012, the District Court issued a memorandum opinion and an order denying the Anderson Relief Motion. Parties have appealed the Amended District Court Opinion and the Amended District Court Confirmation Order to the Third Circuit Court of Appeals.

If it becomes effective, the PI Settlement Plan may implement the terms of the Settlement agreement, but there can be no assurance that this will be the case notwithstanding the confirmation of the PI Settlement Plan by the Bankruptcy Court and the District Court. The terms of the PI Settlement Plan remain subject to amendment. Moreover, the PI Settlement Plan is subject to the satisfaction of a number of conditions which are more fully set forth in the PI Settlement Plan and include, without limitation, the availability of exit financing and the approval of the PI Settlement Plan becoming final and no longer subject to appeal. Parties have appealed the Amended District Court Confirmation Order to the Third Circuit Court of Appeals or otherwise challenged the Amended District Court Opinion and the Amended District Court Confirmation Order. Matters relating to the PI Settlement Plan, the Bankruptcy and Amended District Court Opinions, and the Bankruptcy and Amended District Court Confirmation Orders may be subject to further appeal, challenge, and proceedings before the District Court, the Third Circuit Court of Appeals, or other courts. Parties have designated various issues to be considered in challenging the PI Settlement Plan, the Bankruptcy and Amended District Court Opinions, or the Bankruptcy and Amended District Court Confirmation Orders, including, without limitation, issues relating to releases and injunctions contained in the PI Settlement Plan.

Grace has publicly indicated its decision to seek to emerge from bankruptcy despite the ongoing appeals challenging approval of the PI Settlement Plan. Grace has further indicated that emerging from bankruptcy before the appeals are fully and finally resolved will require consents or waivers from several parties, including the Company. Grace has also indicated that, to be confident of emerging from bankruptcy by the end of 2012, a final decision will need to be made by early September of 2012 regarding Grace’s emergence from bankruptcy with the appeals pending. Consistent with our Settlement agreement, we are prepared to pay the Settlement amount directly to the asbestos trusts to be established under section 524(g) of the Bankruptcy Code once the conditions of the Settlement agreement are fully satisfied. Among those conditions is that approval of an appropriate Grace bankruptcy plan – containing all releases, injunctions, and protections required by the Settlement agreement – be final and not subject to any appeal. Given the pending appeals (which include without limitation challenges to the injunctions and releases in the PI Settlement Plan), the condition that approval of the PI Settlement Plan be final and not subject to any appeal has not been satisfied at this time. The Company has not waived this, or any other, condition of the Settlement agreement. Furthermore, there can be no assurance that each party whose consent or waiver is required for Grace to emerge from bankruptcy while the appeals remain pending will provide such consent or waiver. The Company will continue to monitor the progress of Grace’s bankruptcy proceedings, including appeals.

While the Bankruptcy Court and the District Court have confirmed the PI Settlement Plan, we do not know whether or when the Third Circuit Court of Appeals will affirm the Amended District Court Confirmation Order or the Amended District Court Opinion, whether or when the Bankruptcy and Amended District Court Opinions or the Bankruptcy and Amended District Court Confirmation Orders will become final and no longer subject to appeal, or whether or when a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) will become effective. Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) is confirmed by the Bankruptcy Court and the District Court, and does become effective, we do not know whether the final plan of reorganization will be consistent with the terms of the Settlement agreement or if the other conditions to our obligation to pay the Settlement agreement amount will be met. If these conditions are not satisfied or not waived by us, we will not be obligated to pay the amount contemplated by the Settlement agreement. However, if we do not pay the Settlement agreement amount, we and our affiliates will not be released from the various claims against us.

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

Since November 2004, the Company and specified subsidiaries have been named as defendants in a number of cases, including a number of putative class actions, brought in Canada as a result of Grace’s alleged marketing, manufacturing or distributing of asbestos or asbestos containing products in Canada prior to the Cryovac transaction in 1998. Grace has agreed to defend and indemnify us and our subsidiaries in these cases. The Canadian cases are currently stayed. A global settlement of these Canadian claims to be funded by Grace has been approved by the Canadian court, and the PI Settlement Plan provides for payment of these claims. We do not have any positive obligations under the Canadian settlement, but we are a beneficiary of the release of claims. The release in favor of the Grace parties (including us) will become operative upon the effective date of a plan of reorganization in Grace’s United States Chapter 11 bankruptcy proceeding. As filed, the PI Settlement Plan contemplates that the claims released under the Canadian settlement will be subject to injunctions under Section 524(g) of the Bankruptcy Code. As indicated above, the Bankruptcy Court entered the Bankruptcy Court Confirmation Order on January 31, 2011 and the Clarifying Order on February 15, 2011 and the District Court entered the Original District Court Confirmation Order on January 30, 2012 and the Amended District Court Confirmation Order on June 11, 2012. The Canadian Court issued an Order on April 8, 2011 recognizing and giving full effect to the Bankruptcy Court’s Confirmation Order in all provinces and territories of Canada in accordance with the Bankruptcy Court Confirmation Order’s terms. Notwithstanding the foregoing, the PI Settlement Plan has not become effective, and we can give no assurance that the PI Settlement Plan (or any other plan of reorganization) will become effective. Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) is confirmed by the Bankruptcy Court and the District Court, and does become effective, if the final plan of reorganization does not incorporate the terms of the Canadian settlement or if the Canadian courts refuse to enforce the final plan of reorganization in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify us and our subsidiaries in these cases, then we could be required to pay substantial damages, which we cannot estimate at this time and which could have a material adverse effect on our consolidated financial condition or results of operations.

For further information concerning these matters, see Note 14, “Commitments and Contingencies.”

The full realization of our deferred tax assets, including primarily those related to the Settlement agreement, may be affected by a number of factors.

We have deferred tax assets related to the Settlement agreement, other accruals not yet deductible for tax purposes, foreign tax credits, U.S. and foreign net operating loss carry forwards and investment tax allowances, employee benefit items, and other items. We have established valuation allowances to reduce those deferred tax assets to an amount that is more likely than not to be realized. Our ability to utilize these deferred tax assets depends in part upon our ability to generate future taxable income during the periods in which these temporary differences reverse or our ability to carryback any losses created by the deduction of these temporary differences. We expect to realize these assets over an extended period. If we are unable to generate sufficient future taxable income in the U.S. and certain foreign jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets.

Our largest deferred tax asset relates to our Settlement agreement. The value of this asset, which was $393 million at June 30, 2012, may be affected by the timing of the funding under the Settlement agreement, our tax situation, including our current and prior U.S. taxable income, losses and credits, at the time of the funding under the Settlement agreement, as well as by the value of our common stock at that time. This deferred tax asset reflects the fair market value of 18 million shares of our common stock at a post-split price of $17.86 per share based on the price when the Settlement agreement was reached in 2002. We will not be able to realize this deferred tax asset and related potential cash tax benefits until we fund our obligation under the Settlement agreement. The timing of our funding of the Settlement agreement is subject to factors beyond our control. Our tax benefit with respect to the Settlement agreement may be significantly reduced resulting in an increased tax expense if the funding of the Settlement agreement occurs later than anticipated or the price of our common stock at the time of funding of the Settlement agreement is less than $17.86 per share. These conditions could result in a significant increase in our effective tax rate and could have a material adverse effect on our consolidated results of operations in the periods in which these conditions occur. In addition, changes in statutory tax rates or other legislation or regulation may change our deferred tax assets or liability balances, with either favorable or unfavorable impact on our effective tax rate.

The relationship with S.C. Johnson & Son, Inc. (“SCJ”) is important to our Diversey business, and any damage to this relationship could have a material adverse effect on the Diversey business.

Our Diversey segment is party to various agreements with SCJ, including a brand license agreement (the “BLA”), a technology disclosure and license agreement, supply and manufacturing agreements and several leases. Under the BLA, Diversey is granted a license in specified territories to sell certain SCJ products and use specified trade names owned by SCJ in the institutional and industrial channels of trade and, subject to certain limitations, in specified channels of trade in which both Diversey’s business and SCJ’s consumer business operate. SCJ and its affiliates supply products under the BLA. Sales of these products have historically been significant to Diversey’s business. In addition, in some countries, Diversey depends on SCJ to produce or sell some of its products. The BLA purports to limit Diversey’s right to market products with non-SCJ brands that SCJ has not approved in certain channels of trade in specified countries. If we default under our agreements with SCJ and the agreements are terminated, SCJ fails to perform its obligations under these agreements, or our relationship with SCJ is otherwise damaged or severed, this could have a material adverse effect on our Diversey business, consolidated financial condition or results of operations.

In many countries Diversey also holds licenses to use some trademarks and technology of Unilever in the market for institutional and industrial cleaning, sanitation and hygiene products and related services. In addition, in certain other countries, Diversey acts as an agent for Unilever companies in the sale of similar products in such markets. We believe that these agreements are significant to our Diversey business and the termination of our rights under any of these agreements may have a material adverse effect on our Diversey business, consolidated financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended June 30, 2012, the average price paid per share and the maximum number of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Share Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
Balance as of March 31, 2012	—	$—	—	15,546,142
April 1, 2012 through April 30, 2012	16,045	—	—	15,546,142
May 1, 2012 through May 31, 2012	9,900	—	—	15,546,142
June 1, 2012 through June 30, 2012	—	—	—	15,546,142

Total	25,945	$—	—	15,546,142

(1)	We did not purchase any shares during the quarter ended June 30, 2012 pursuant to our publicly announced program (described below). We did acquire shares by means of (a) shares withheld from awards under our 2005 contingent stock plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan and (b) shares reacquired pursuant to the forfeiture provision of our 2005 contingent stock plan. (See table below.) We report price calculations in column (b) in the table above only for shares purchased as part of our publicly announced program, when applicable, including commissions. For shares withheld for tax withholding obligations or other legally required charges, we withhold shares at a price equal to their fair market value. We do not make payments for shares reacquired by the Company pursuant to the forfeiture provision of the 2005 contingent stock plan as those shares are simply forfeited.

Period	Shares withheld for tax obligations and charges	Average withholding price for shares in column “a”	Forfeitures under 2005 Contingent Stock Plan	Total
	(a)	(b)	(c)	(d)
April 2012	16,045	$18.92	—	16,045
May 2012	—	—	9,900	9,900
June 2012	—	—	—	—

Total	16,045		9,900	25,945

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

Item 6. Exhibits.

Exhibit Number	Description
3.1	Unofficial Composite Amended and Restated Certificate of Incorporation of the Company as currently in effect. (Exhibit 3.1 to the Company’s Registration Statement on Form S-3, Registration No. 333-108544, is incorporated herein by reference.)

3.2	Amended and Restated By-Laws of the Company as currently in effect. (Exhibit 3.1 to the Company’s Current Report on Form 8-K, Date of Report May 20, 2009, File No. 1-12139, is incorporated herein by reference.)

31.1	Certification of William V. Hickey pursuant to Rule 13a-14(a), dated August 9, 2012.

31.2	Certification of Carol P. Lowe pursuant to Rule 13a-14(a), dated August 9, 2012.

32	Certification of William V. Hickey and Carol P. Lowe, pursuant to 18 U.S.C. § 1350, August 9, 2012.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

Sealed Air Corporation

Date: August 9, 2012	By:	/s/ Jeffrey S. Warren
Jeffrey S. Warren
Controller (Duly Authorized Executive Officer and Chief Accounting Officer)