Form 10-Q
period 2012-09-30
SEALED AIR CORP/DE
filed 2012-11-09
CIK 1012100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 194,513,709 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of October 31, 2012.

SEALED AIR CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: the implementation of our Settlement agreement (as defined in Note 15, “Commitments and Contingencies”) regarding the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against the Company arising from a 1998 transaction with W. R. Grace & Co.; global economic conditions; changes in our credit ratings; changes in raw material pricing and availability; changes in energy costs; competitive conditions; currency translation and devaluation effects, including in Venezuela; the success of our financial growth, profitability, cash generation and manufacturing strategies and our cost reduction and productivity efforts; the effects of animal and food-related health issues; pandemics; consumer preferences; environmental matters; regulatory actions and legal matters; successful integration of Diversey and the other information referenced below in Part II, Item 1A, “Risk Factors.” Except as required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales:
Food Packaging	$509.8	$529.8	$1,497.7	$1,506.6
Food Solutions	254.4	265.5	739.7	756.2
Protective Packaging	344.0	361.2	1,034.2	1,049.8
Diversey	698.5	—	2,113.6	—
Other	93.6	90.6	285.1	275.6

Total net sales	1,900.3	1,247.1	5,670.3	3,588.2
Cost of sales	1,256.7	911.4	3,777.3	2,619.2

Gross profit	643.6	335.7	1,893.0	969.0
Marketing, administrative and development expenses	429.2	179.4	1,343.8	549.0
Amortization of intangible assets	33.0	2.5	99.5	7.5
Impairment of goodwill and other intangible assets	1,334.3	—	1,334.3	—
Costs related to the acquisition of Diversey	1.3	24.1	4.8	30.7
Restructuring and other charges	36.8	(0.2)	110.1	(0.2)

Operating (loss) profit	(1,191.0)	129.9	(999.5)	382.0
Interest expense	(96.5)	(36.6)	(291.2)	(110.5)
Impairment of equity method investment	—	—	(23.5)	—
Other income (expense), net	1.2	6.8	(8.5)	0.7

(Loss) earnings from continuing operations before income tax provision	(1,286.3)	100.1	(1,322.7)	272.2
Income tax (benefit) provision	(48.0)	26.4	(55.4)	73.8

Net (loss) earnings from continuing operations	(1,238.3)	73.7	(1,267.3)	198.4
Net earnings from discontinued operations, net of tax	5.9	—	15.3	—

Net (loss) earnings available to common stockholders	$(1,232.4)	$73.7	$(1,252.0)	$198.4

Net (loss) earnings per common share:
Basic
Continuing operations	$(6.41)	$0.46	$(6.58)	$1.24
Discontinued operations	0.03	—	0.08	—

Net (loss) earnings per common share—basic	$(6.38)	$0.46	$(6.50)	$1.24

Diluted
Continuing operations	$(6.41)	$0.41	$(6.58)	$1.11
Discontinued operations	0.03	—	0.08	—

Net (loss) earnings per common share—diluted	$(6.38)	$0.41	$(6.50)	$1.11

Dividends per common share	$0.13	$0.13	$0.39	$0.39

Weighted average number of common shares outstanding:
Basic	193.2	159.3	192.7	159.1

Diluted	193.2	177.9	192.7	177.5

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss) earnings available to common stockholders	$(1,232.4)	$73.7	$(1,252.0)	$198.4
Other comprehensive (loss) income, net of income taxes:
Recognition of deferred pension items, net of taxes of $0.3 for the three months ended September 30, 2011, $2.1 for the nine months ended September 30, 2012 and $1.0 for the nine months ended September 30, 2011	(0.2)	2.1	2.9	4.2
Unrealized gains (losses) on derivative instruments, net of taxes of $0.1 for the three months ended September 30, 2011, $0.1 for the nine months ended September 30, 2012 and $0.3 for the nine months ended September 30, 2011	0.4	(0.1)	0.2	(0.4)
Foreign currency translation adjustments	90.4	(97.9)	48.7	(12.8)

Comprehensive (loss) income, net of income taxes	$(1,141.8)	$(22.2)	$(1,200.2)	$189.4

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$540.8	$703.6
Receivables, net of allowance for doubtful accounts of $23.3 in 2012 and $16.2 in 2011	1,354.5	1,314.2
Inventories	861.0	777.5
Deferred tax assets	362.4	156.2
Assets held for sale	264.1	279.0
Prepaid expenses and other current assets	99.1	119.7

Total current assets	3,481.9	3,350.2
Property and equipment, net	1,233.9	1,269.2
Goodwill	3,117.4	4,209.6
Intangible assets, net	1,772.4	2,035.7
Non-current deferred tax assets	118.5	112.3
Other assets, net	453.6	455.0

Total assets	$10,177.7	$11,432.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$49.0	$34.5
Current portion of long-term debt	402.0	1.9
Accounts payable	545.9	554.9
Deferred tax liabilities	17.1	16.0
Settlement agreement and related accrued interest	865.5	831.2
Accrued restructuring costs	73.0	36.3
Liabilities held for sale	198.5	216.7
Other current liabilities	764.8	814.7

Total current liabilities	2,915.8	2,506.2
Long-term debt, less current portion	4,486.3	4.966.7
Non-current deferred tax liabilities	528.3	439.7
Other liabilities	546.8	567.0

Total liabilities	8,477.2	8,479.6

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2012 and 2011	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 204,493,191 in 2012 and 202,528,616 in 2011; shares outstanding; 194,422,170 in 2012 and 192,062,185 in 2011	20.5	20.3
Common stock reserved for issuance related to Settlement agreement, $0.10 par value per share, 18,000,000 shares in 2012 and 2011	1.8	1.8
Additional paid-in capital	1,685.6	1,689.6
Retained earnings	438.4	1,766.5
Common stock in treasury, 10,071,021 in 2012 and 10,466,431 in 2011	(353.1)	(375.6)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(40.3)	(43.2)
Cumulative translation adjustment	(55.3)	(104.0)
Unrealized gain on derivative instruments	2.3	2.1

Total accumulated other comprehensive loss, net of taxes	(93.3)	(145.1)

Total parent company stockholders’ equity	1,699.9	2,957.5
Noncontrolling interests	0.6	(5.1)

Total stockholders’ equity	1,700.5	2,952.4

Total liabilities and stockholders’ equity	$10,177.7	$11,432.0

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities from continuing operations:
Net (loss) earnings available to common stockholders	$(1,267.3)	$198.4
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities from continuing operations:
Impairment of goodwill and other intangible assets	1,334.3	—
Depreciation and amortization	230.9	109.6
Share-based incentive compensation and profit sharing expense	31.6	31.7
Costs related to the acquisition of Diversey	4.8	30.7
Gains from foreign currency forward contracts related to the closing of the acquisition of Diversey	—	(6.3)
Amortization of senior debt related items and other	14.6	0.5
Impairment of equity method investment	25.8	—
Provisions for (recovery of) bad debt	12.6	(1.3)
Provisions for inventory obsolescence	10.4	8.8
Deferred taxes, net	(119.8)	(10.9)
Excess tax benefit from share-based incentive compensation	(0.8)	(2.8)
Net gain on disposals of property and equipment and other	(0.9)	(2.4)
Changes in operating assets and liabilities:
Receivables, net	(62.9)	(21.9)
Inventories	(89.0)	(90.9)
Other assets, net	(34.1)	(9.2)
Accounts payable	(17.4)	10.9
Other liabilities	(8.1)	32.1

Net cash provided by operating activities from continuing operations	64.7	277.0

Cash flows from investing activities from continuing operations:
Capital expenditures for property and equipment	(97.8)	(78.1)
Businesses acquired in purchase transactions, net of cash and cash equivalents acquired	(2.6)	—
Proceeds from sales of property and equipment	1.4	5.0
Other investing activities	1.9	1.7

Net cash used in investing activities from continuing operations	(97.1)	(71.4)

Cash flows from financing activities from continuing operations:
Proceeds from long-term debt	18.5	1.4
Excess tax benefit from share-based incentive compensation	0.8	2.8
Payments of long-term debt	(88.6)	(6.2)
Payments of debt issuance costs	—	(5.3)
Acquisition of common stock for tax withholding obligations under our 2005 contingent stock plan	(9.4)	(12.8)
Net payments of short term borrowings	—	(0.9)
Dividends paid on common stock	(75.7)	(62.4)
Other financing payments	(1.7)	(1.0)

Net cash used in financing activities from continuing operations	(156.1)	(84.4)

Effect of foreign currency exchange rate changes on cash and cash equivalents	13.7	3.5

Net change in cash and cash equivalents from continuing operations	(174.8)	124.7

Net cash provided by operating activities from discontinued operations	16.0	—

Net cash used in investing activities from discontinued operations	(0.8)	—

Net cash used in financing activities from discontinued operations	(3.2)	—

Net change in cash and cash equivalents from discontinued operations	12.0	—

Cash and cash equivalents:
Balance, beginning of period	$703.6	$675.6
Net change during the period	(162.8)	124.7

Balance, end of period	$540.8	$800.3

Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$278.2	$89.2

Income tax payments	$92.4	$73.2

Non-cash items:
Transfers of shares of our common stock from treasury as part of our 2011 profit-sharing plan contribution	$18.6	$—

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

We conduct substantially all of our business through three wholly-owned subsidiaries, Cryovac, Inc., Sealed Air Corporation (US) and Diversey, Inc. We historically have conducted our operations through the following four business segments: Food Packaging, Food Solutions, Protective Packaging, Diversey and an “Other” category. See Note 5, “Segments.”

Basis of Presentation

Our condensed consolidated financial statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our condensed consolidated balance sheet as of September 30, 2012 and our condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 have been made. The results set forth in our condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and in our condensed consolidated statements of cash flows for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year. All amounts are in millions, except per share amounts, and approximate due to rounding. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, had no impact on our consolidated financial condition, results of operations and cash flows.

The condensed consolidated financial statements and information included in this Quarterly Report on Form 10-Q (“Form 10-Q”) include the financial results of Diversey for the period beginning January 1, 2012 through September 30, 2012 and as of December 31, 2011. The financial results included in this Form 10-Q related to the acquisition method accounting for the Diversey transaction have been finalized. See Note 4, “Acquisition of Diversey Holdings, Inc.,” for further information about the acquisition.

During the period between when we reported our quarterly earnings on November 2, 2012 and the filing date of this quarterly report on Form 10-Q on November 9, 2012, we revised our estimate of impairment of goodwill and other intangible assets related to our Diversey segment from $1,223.5 million ($1,194.6 million, net of taxes) to $1,334.3 million ($1,261.5 million, net of taxes) primarily due to an increase in the estimated impairment related to the Diversey trademark. See Note 8, “Goodwill and Other Identifiable Intangible Assets,” for further details of this impairment charge.

On October 30, 2012, we signed a definitive agreement to sell our Diversey operations in Japan. As a result, the operating results for Diversey Japan were reclassified to net earnings from discontinued operations, net of tax on the condensed consolidated statements of operations for the three months and nine months ended September 30, 2012, and the assets and liabilities of the Diversey Japan operations were reclassified to assets and liabilities held for sale as of September 30, 2012 and December 31, 2011. See Note 3, “Divestiture”.

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

    During the three months ended March 31, 2012, we identified a misclassification in our December 31, 2011 consolidated balance sheet included in our 2011 Annual Report on Form 10-K. This misclassification, which has been corrected on our December 31, 2011 consolidated balance sheet included in this Form 10-Q, decreased our current deferred tax assets and non-current deferred tax liabilities by $65 million, decreasing our current deferred tax assets from $230 million to $165 million and decreasing our non-current deferred tax liabilities from $532 million to $467 million. These amounts have not been adjusted to reflect the divesture of Diversey Japan. This misclassification had no impact on our net deferred tax liability balance at December 31, 2011 and it did not impact our consolidated statements of operations or cash flows. Accordingly, we do not consider this correction to be material to our consolidated financial condition or results of operations.

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

In September 2011, the FASB issued authoritative guidance on the presentation of comprehensive income that became effective for us beginning January 1, 2012. This standard eliminates the option to report other comprehensive income and its components in the statement of changes in equity. The adoption of this guidance did not impact our consolidated financial condition and results of operations.

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

Pending Adoption

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvement, which makes certain technical corrections (i.e., relatively minor corrections and clarifications) and “conforming fair value amendments”. The amendments affect various codification topics and apply to all reporting entities within the scope of those topics. This standard becomes effective for us upon issuance, except for amendments that are subject to transition guidance, which will be effective for fiscal periods beginning after December 15, 2012. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This standard, which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment, provides companies with the option to first perform a qualitative assessment before performing the two-step quantitative impairment test. If the company determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not to exceed its carrying amount, then the company would not need to perform the two-step quantitative impairment test. This standard does not revise the requirement to test indefinite-lived intangible assets annually for impairment. This standard becomes effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption allowed. We do not expect the adoption of this standard will have a material effect on our consolidated financial condition or results of operations.

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

(3) Divestiture

On October 30, 2012, we signed a definitive agreement to sell our Diversey operations in Japan for gross proceeds of USD equivalent $377 million, subject to customary closing conditions. The transaction is expected to be completed in the fourth quarter of 2012. The transaction is expected to generate approximately $300 million in net cash, on an after tax basis. We intend to use the cash generated from this transaction to prepay a portion of our outstanding debt. We expect to record a pre-tax gain on the sale of approximately $260 million.

We have classified the operating results from this business, together with certain costs related to the divestiture transaction, as discontinued operations, net of tax, in the condensed consolidated statements of operations for the three and nine months ended September 30, 2012. This business was acquired as part of the acquisition of Diversey on October 3, 2011 and therefore no restatement of the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 is necessary. See Note 4, “Acquisition of Diversey Holdings, Inc.” Assets and liabilities of this business are classified as “held for sale” in the condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011.

Summary operating results for this discontinued operation were as follows:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Net sales	$78.9	$230.8

Operating profit	$9.8	$25.9

Earnings before income tax provision	$9.6	$25.0

Income tax provision	$3.7	$9.7

Net earnings from discontinued operations, net of tax	$5.9	$15.3

We do not consider the results of the Diversey Japan to be material to our condensed consolidated financial statements.

The carrying value of the major classes of assets and liabilities for these discontinued operations were as follows:

	September 30, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$12.1	$19.2
Receivables, net	61.0	68.8
Inventories	25.6	20.6
Deferred tax assets	9.4	9.3
Prepaid expenses and other current assets	2.8	8.8
Property and equipment, net	51.7	52.9
Goodwill	11.0	10.9
Intangible assets, net	66.8	69.4
Non-current deferred tax assets	20.1	17.0
Other assets, net	3.6	2.1

Assets held for sale	$264.1	$279.0

Liabilities:
Accounts payable	$59.7	$64.1
Other current liabilities	20.7	29.9
Long-term debt, less current portion	41.0	44.2
Non-current deferred tax liabilities	30.3	27.6
Other liabilities	46.8	50.9

Liabilities held for sale	$198.5	$216.7

In connection with the sale, the Company will enter into several agreements. While those agreements are expected to generate future revenues and cash flows for the Company, the estimated amounts and the Company’s continuing involvement in Diversey operations in Japan are not expected to be significant to the Company as a whole.

(4) Acquisition of Diversey Holdings, Inc.

Description of Transaction

On October 3, 2011, we completed the acquisition of 100% of the outstanding stock of Diversey. Under the terms of the acquisition agreement, we paid in aggregate $2.1 billion in cash consideration and an aggregate of approximately 31.7 million shares of Sealed Air common stock to the shareholders of Diversey. We financed the payment of the cash consideration and related fees and expenses through (a) borrowings under our new Credit Facility, (b) proceeds from our issuance of the Notes and (c) cash on hand. In connection with the acquisition, we also used our new borrowings and cash on hand to retire $1.6 billion of existing indebtedness of Diversey. The new Credit Facility and Notes are described in Note 11, “Debt and Credit Facilities.”

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

Summary Unaudited Pro Forma Financial Information

The following table presents unaudited supplemental pro forma financial information as if the acquisition of Diversey had occurred on January 1, 2010 for the periods presented below. The pro forma results provided below have been revised to reflect the discontinued operations of the Diversey Japan business and the impact of this revision was not material to the results included below.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Net sales	$1,993.4	$5,820.9

Operating profit	$182.6	$507.8

Net earnings from continuing operations	$63.9	$138.7

Weighted average number of common shares outstanding:
Basic	191.0	190.8

Diluted	209.6	209.2

Net earnings per common share:
Basic	$0.33	$0.73

Diluted	$0.30	$0.66

    There were no material non-recurring pro forma adjustments.

(5) Segments

The following table shows net sales, depreciation and amortization and operating profit by our segment reporting structure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales
Food Packaging	$509.8	$529.8	$1,497.7	$1,506.6
Food Solutions	254.4	265.5	739.7	756.2
Protective Packaging	344.0	361.2	1,034.2	1,049.8
Diversey	698.5	—	2,113.6	—
Other	93.6	90.6	285.1	275.6

Total	$1,900.3	$1,247.1	$5,670.3	$3,588.2

Depreciation and amortization on property, plant and equipment and intangible assets
Food Packaging	$16.3	$17.0	$53.6	$50.2
Food Solutions	8.4	8.2	24.2	23.9
Protective Packaging	6.1	6.4	17.8	19.8
Diversey	38.1	—	118.5	—
Other	6.5	5.1	16.8	15.7

Total	$75.4	$36.7	$230.9	$109.6

Operating profit—continuing operations
Food Packaging	$68.5	$75.4	$174.8	$200.3
Food Solutions	31.9	29.4	84.7	74.0
Protective Packaging	48.5	48.5	137.8	134.8
Diversey	29.6	—	42.8	—
Other	2.9	0.5	9.6	3.4

Total segments and other	181.4	153.8	449.7	412.5
Impairment of Diversey goodwill and other intangible assets	1,334.3	—	1,334.3	—
Costs related to the acquisition of Diversey	1.3	24.1	4.8	30.7
Restructuring and other charges (1)	36.8	(0.2)	110.1	(0.2)

Operating (loss) profit	$(1,191.0)	$129.9	$(999.5)	$382.0

(1)	Restructuring and other charges by our segment reporting structure were as follows:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Food Packaging	$6.0	$33.5
Food Solutions	0.9	6.7
Protective Packaging	1.5	8.1
Diversey	26.1	56.2
Other	2.3	5.6

Total	$36.8	$110.1

The restructuring and other charges in 2012 primarily relate to the 2011-2014 Integration and Optimization Program. See Note 10, “Restructuring Activities.”

Assets by Reportable Segments

The following table shows assets allocated by our segment reporting structure. Only assets identifiable by segment and reviewed by our chief operating decision maker by segment are allocated to the reportable segment assets. These assets are trade receivables, net, and finished goods inventories, net. All other assets are included in “Assets not allocated.”

	September 30, 2012	December 31, 2011
Assets:
Trade receivables, net, and finished goods inventory, net
Food Packaging	$443.6	$420.4
Food Solutions	204.6	210.1
Protective Packaging	322.4	307.8
Diversey	820.3	758.3
Other	70.5	64.5

Total segments and other	$1,861.4	$1,761.1
Assets not allocated
Cash and cash equivalents	540.8	703.6
Property and equipment, net	1,233.9	1,269.2
Goodwill	3,117.4	4,209.6
Intangibles, net	1,772.4	2,035.7
Assets held for sale	264.1	279.0
Other	1,387.7	1,173.8

Total	$10,177.7	$11,432.0

Allocation of Goodwill to Reportable Segments

Our management views goodwill as a corporate asset, so we do not allocate our goodwill balance to the reportable segments. However, we are required to allocate goodwill to each reporting unit to perform our annual impairment review of goodwill, which we do during the fourth quarter of the year. See Note 8, “Goodwill and Identifiable Intangible Assets,” for the allocation of goodwill and the changes in goodwill balances in the nine months ended September 30, 2012 by our reporting unit structure.

New Segment Structure

In November 2011, we announced our plans to establish new business units for our segment reporting structure. The new segment reporting structure will consist of three global business units: (1) Food & Beverage, (2) Institutional & Laundry and (3) Protective Packaging. There will also be an “Other” category, which will include our legacy Medical Applications business and New Ventures. This new structure is being implemented for the fourth quarter of 2012 and will replace our existing seven business unit structure and Diversey’s legacy four region-based structure.

(6) Inventories

    The following table details our inventories and the reduction of certain inventories to a LIFO basis:

	September 30, 2012	December 31, 2011
Inventories (at FIFO, which approximates replacement value):
Raw materials	$155.0	$150.8
Work in process	147.0	121.0
Finished goods	614.2	559.0

Subtotal (at FIFO)	916.2	830.8
Reduction of certain inventories to LIFO basis	(55.2)	(53.3)

Total	$861.0	$777.5

We determine the value of our legacy Sealed Air non-equipment U.S. inventories by the last-in, first-out or LIFO inventory method. U.S. inventories determined by the LIFO method were $140 million at September 30, 2012 and $121 million at December 31, 2011.

(7) Property and Equipment, net

    The following table details our property and equipment, net.

	September 30, 2012	December 31, 2011
Land and improvements	$142.0	$139.4
Buildings	712.0	702.3
Machinery and equipment	2,509.3	2,460.7
Other property and equipment	146.3	151.6
Construction-in-progress	97.9	103.9

	3,607.5	3,557.9
Accumulated depreciation and amortization	(2,373.6)	(2,288.7)

Property and equipment, net	$1,233.9	$1,269.2

The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment.

	Three Months Ended September 30,		Nine Months Ended September 30
	2012	2011	2012	2011

Interest cost capitalized	$1.6	$1.2	$3.9	$2.9
Depreciation and amortization expense for property and equipment	42.8	34.2	131.1	102.1

(8) Goodwill and Identifiable Intangible Assets

Goodwill

The following table shows our goodwill balances by our segment reporting structure.

	Carrying Value at December 31, 2011	Purchase Price Adjustments		Impact of Foreign Currency Translation	Goodwill Impairment	Carrying Value at September 30, 2012
Food Packaging	$391.7	$—		$0.7	$—	$392.4
Food Solutions	147.9	—		0.3	—	148.2
Protective Packaging	1,260.0	—		2.2	—	1,262.2
Diversey	2,252.7	38.2	(1)	13.0	(1,145.3)	1,158.6
Other category	157.3	(1.6)		0.3	—	156.0

Total	$4,209.6	$36.6		$16.5	$(1,145.3)	$3,117.4

(1)	Represents the purchase accounting adjustments related to the Diversey acquisition primarily reflecting changes in estimates during the measurement period related to certain legal contingencies that existed as of the acquisition date of October 3, 2011. These adjustments are not considered material to the carrying amount of goodwill or the other offsetting balance sheet line items and these adjustments had no impact to our condensed consolidated statement of operations in 2012. Therefore, we did not revise our previously reported consolidated financial statements for these adjustments.

We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The goodwill impairment test involves a two-step process. In the first step, we compare the fair value of each of our reporting units to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we must perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the reporting unit’s fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit’s goodwill is less than the carrying value, the difference is recorded as an impairment loss.

The reporting units for the legacy Sealed Air business are consistent with the units identified in Note 7 of our 2011 Annual Report. The reporting units for the Diversey segment were defined by the regional geographic businesses previously reported by Diversey before our acquisition of Diversey on October 3, 2011.

During the third quarter of 2012, we determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the North America, Europe and Latin America reporting units of our Diversey segment. These indicators included the recent business performance of those reporting units, combined with the long-term market conditions and business trends within those regions.

We estimated the fair value of these three reporting units using a weighting of fair values derived from the income approach and the market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit.

Due to the complexity and the effort required to estimate the fair value of the reporting units in step one of the impairment test and to estimate the fair value of all assets and liabilities of the reporting units in the second step of the test, the fair value estimates were derived based on preliminary assumptions and analyses that are subject to change. Based on our preliminary analyses, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the three reporting units of the Diversey segment. As a result, we recorded our best estimate of $1.1 billion for the goodwill impairment charge in the three months ended September 30, 2012, which is included in impairment of goodwill and other intangible assets in the Condensed consolidated statements of operations. Any adjustments to the estimated impairment loss following the completion of the measurement of the impairment will be recorded in the fourth quarter of 2012.

During the fourth quarter of 2012, we will perform our annual goodwill impairment review for all of our reporting units as of October 1, 2012. If there are changes in our stock price, or significant changes in the business climate or operating results of our reporting units, we may incur additional goodwill impairment charges.

Identifiable Intangible Assets

The following tables summarize our identifiable intangible assets with definite and indefinite useful lives.

	September 30, 2012				December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Impairment (1)	Net	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$965.1	$(92.0)	—	$873.1	$960.2	$(36.6)	$923.6
Trademarks and trade names	882.3	(0.9)	(189.0)	692.4	882.3	(0.8)	881.5
Technology	242.3	(67.1)	—	175.2	229.9	(33.4)	196.5
Contracts	44.3	(12.6)	—	31.7	40.2	(6.1)	34.1

Total	$2,134.0	$(172.6)	$(189.0)	$1,772.4	$2,112.6	$(76.9)	$2,035.7

(1)	During the third quarter of 2012, we determined that sufficient indicators also existed to require an interim impairment review of our trademarks and trade names. Based on our preliminary analysis, the fair value of the Diversey trademark was lower than the carrying value. As a result, we recorded an impairment of $189 million ($117 million, net of taxes), which is included in impairment of goodwill and other intangible assets on the condensed consolidated statements of operations in the three and nine months ended September 30, 2012.

These intangible assets include $714 million of intangible assets that we have determined to have indefinite useful lives, which primarily include $692 million of trademarks and trade names acquired in connection with the acquisition of Diversey and $22 million of in-process research and development primarily acquired in an acquisition in 2010.

(9) Accounts Receivable Securitization Program

We and a group of our U.S. subsidiaries maintain an accounts receivable securitization program with two banks and issuers of commercial paper administered by these banks. As of September 30, 2012, the maximum purchase limit for receivable interests was $125 million, subject to the availability limits described below.

The program, originally scheduled to mature in December 2012, was renewed in September 2012, and now matures in September 2013. The amounts available from time to time under the program may be less than $125 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. The amount available to us under the program was $118 million at September 30, 2012. Although we do not believe that these restrictive provisions presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.

As of September 30, 2012 and December 31, 2011, we had no amounts outstanding under this program, and we did not utilize this program during 2012.

Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables program. We were in compliance with these ratios at September 30, 2012 and December 31, 2011.

(10) Restructuring Activities

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

The associated costs and related restructuring charges for this program in the three and nine months ended September 30, 2012 are included in the table below.

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Cumulative as of September 30, 2012
Associated costs	$2.9	$10.3	$10.3
Restructuring charges	37.5	110.6	162.9

Total	$40.4	$120.9	$173.2

The associated costs included in the table above include asset impairments of $5 million recorded in the three months ended March 31, 2012, which were included in cost of sales on the condensed consolidated statements of operations and in our Food Packaging segment. The asset impairments relate to a planned facility closure in the U.S., which is considered an asset held for sale and is included in other current assets on our condensed consolidated balance sheet as of September 30, 2012.

The restructuring charges included in the table above primarily consisted of termination and benefits costs, including a nominal amount for the three months ended September 30, 2012 and $8 million for the nine months ended September 30, 2012 of cash-settled stock appreciation rights that were previously issued to Diversey employees as a portion of the total consideration for the acquisition of Diversey. See Note 16, “Stockholders’ Equity,” for further details of these awards. These charges were included in restructuring and other charges on the condensed consolidated statements of operations.

The restructuring accrual, spending and other activity for the nine months ended September 30, 2012 and the accrual balance remaining at September 30, 2012 were as follows:

Restructuring accrual at December 31, 2011	$23.7
Additional accrual and accrual adjustments for severance and termination benefits	110.6
Cash payments during 2012	(57.8)
Effect of changes in foreign currency exchange rates	(1.0)

Restructuring accrual at September 30, 2012	$75.5

Cumulative cash payments made in connection with this program through September 30, 2012 were $86 million. We expect to pay $68 million of the accrual balance remaining at September 30, 2012 within the next twelve months. This amount is included in accrued restructuring costs on the condensed consolidated balance sheet at September 30, 2012. The majority of the remaining accrual of $7 million is expected to be paid in 2013 with minimal amounts to be paid out in 2014 and 2015. This amount is included in other liabilities on the condensed consolidated balance sheet at September 30, 2012.

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

In connection with this reorganization, we recognized associated costs of $1 million for the three months ended September 30, 2012 and $12 million for the nine months ended September 30, 2012, which are included in marketing, administrative and development expenses in the condensed consolidated statements of operations, and nominal amounts for restructuring charges for severance and termination benefits.

(11) Debt and Credit Facilities

Our total debt outstanding consisted of the amounts included in the table below.

	September 30, 2012	December 31, 2011
Short-term borrowings	$49.0	$34.5
Current portion of long-term debt, less unamortized discount of $0.1 in 2012	402.0	1.9

Total current debt	451.0	36.4

5.625% Senior Notes due July 2013, less unamortized discount of $0.3 in 2011(1)(2)	—	401.0
12% Senior Notes due February 2014(1)	154.2	156.3
Term Loan A Facility due October 2016, less unamortized lender fees of $14.7 in 2012 and $19.6 in 2011(3)	875.1	945.7
7.875% Senior Notes due June 2017, less unamortized discount of $5.7 in 2012 and $6.5 in 2011	394.3	393.5
Term Loan B Facility due October 2018, less unamortized lender fees of $18.1 in 2012 and $21.3 in 2011 and unamortized discount of $23.4 in 2012 and $26.5 in 2011(3)	1,111.2	1,118.8
8.125% Senior Notes due September 2019	750.0	750.0
8.375% Senior Notes due September 2021	750.0	750.0
6.875% Senior Notes due July 2033, less unamortized discount of $1.4 in 2012 and 2011	448.6	448.6
Other	2.9	2.8

Total long-term debt, less current portion	4,486.3	4,966.7

Total debt(4)	$4,937.3	$5,003.1

(1)	Amount includes adjustments due to interest rate swaps. See “Interest Rate Swaps,” of Note 12, “Derivatives and Hedging Activities,” for further discussion.
(2)	Our 5.625% Senior Notes mature in July 2013. Accordingly, we reclassed the carrying value of these notes to current portion of long-term debt from long-term debt, less current portion in July 2012.
(3)	In the nine months ended September 30, 2012, we prepaid our 2013 Term Loan A ($78 million) and Term Loan B ($8 million) installments.
(4)	The weighted average interest rate on our outstanding debt was 6.4% as of September 30, 2012 and 2.6% as of December 31, 2011.

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

The amortization expense of the original issuance discount and lender and non-lender fees are calculated using the effective interest rate method over the lives of the respective debt instruments. Total amortization expense related to the debt instruments above was $6 million in the three months ended September 30, 2012 and $17 million in the nine months ended September 30, 2012. These amounts are included in interest expense on our condensed consolidated statements of operations.

The Revolving Credit Facility may be used for working capital needs and general corporate purposes, including the payment of the amounts required upon effectiveness of the Settlement agreement (defined below in Note 15, “Commitments and Contingencies”). We did not use our Revolving Credit Facility in the nine months ended September 30, 2012, and no amounts were outstanding as of September 30, 2012 or December 31, 2011.

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

	September 30, 2012	December 31, 2011
Used lines of credit	$49.0	$34.5
Unused lines of credit	991.3	1,028.7

Total available lines of credit	$1,040.3	$1,063.2

Available lines of credit—committed	$703.0	$703.9
Available lines of credit—uncommitted	337.3	359.3

Total available lines of credit	$1,040.3	$1,063.2

Accounts receivable securitization program—committed(1)	$118.0	$92.0

(1)	See Note 9, “Accounts Receivable Securitization Program,” for further details of this program.

Other Lines of Credit

Substantially all our short-term borrowings of $49 million at September 30, 2012 and $35 million at December 31, 2011 were outstanding under lines of credit available to several of our foreign subsidiaries. The following table details our other lines of credit.

	September 30, 2012	December 31, 2011
Available lines of credit	$340.4	$363.2
Unused lines of credit	291.3	328.7

Covenants

Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the Credit Facility). We were in compliance with the above financial covenants and limitations at September 30, 2012.

(12) Derivatives and Hedging Activities

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

The estimated fair value of these derivative contracts, which represents the estimated net balance that would be paid or that would be received by us in the event of their termination, based on the then current foreign currency exchange rates, was a net current asset of $6 million at September 30, 2012 and a net current asset of $15 million at December 31, 2011.

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

Net unrealized after tax gains (losses) related to these contracts that were included in other comprehensive income for the three and nine months ended September 30, 2012 and 2011 were immaterial. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.

Interest Rate Swaps

From time to time, we may use interest rate swaps to manage our mix of fixed and floating interest rates on our outstanding indebtedness.

In the third quarter of 2012, we terminated the swaps linked to the 12% Senior Notes, although the 12% Senior Notes remained outstanding. We received cash of $2 million resulting from the gain on the termination of the swaps, which is being amortized over the remaining life of the 12% Senior Notes.

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

As a result of our interest rate swap agreements, interest expense was reduced by $0.2 million in the three months ended September 30, 2012, $2 million in the three months ended September 30, 2011, $0.7 million in the nine months ended September 30, 2012 and $4 million in the nine months ended September 30, 2011.

Other Derivative Instruments

We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to foreign exchange rates and interest rate and currency swaps related to access to international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At September 30, 2012 and December 31, 2011, we had no foreign exchange options or interest rate and currency swap agreements outstanding.

See Note 13, “Fair Value Measurements and Other Financial Instruments,” for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments.

Fair Value of Derivative Instruments

The following table details the fair value of our derivative instruments included on our condensed consolidated balance sheets.

	Fair Value of Asset Derivatives(1)		Fair Value of (Liability) Derivatives(1)
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Foreign currency forward contracts (cash flow hedges)	$—	$0.5	$—	$(0.5)
Interest rate swaps (fair value hedges)	—	2.1	—	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	22.8	18.0	(16.8)	(3.0)

Total	$22.8	$20.6	$(16.8)	$(3.5)

(1)	Asset derivatives are included in other assets and liability derivatives are included in other liabilities.

The following table details the effect of our derivative instruments on our condensed consolidated statements of operations.

	Amount of Gain (Loss) Recognized in Net Earnings on Derivatives(1)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$1.3	$0.4	$3.6
Foreign currency forward contracts(2)	—	(0.1)	(0.1)	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(2)	13.6	7.2	8.0	7.8

Total	$13.6	$8.4	$8.3	$11.4

(1)	Amounts recognized on the foreign currency forward contracts were included in other income (expense), net. Amounts recognized on the interest rate swaps were included in interest expense.
(2)	The net gains and (losses) included above were substantially offset by the net (losses) and gains resulting from the remeasurement of the underlying foreign currency denominated items, which are included in other expense, net, on the condensed consolidated statement of operations. The underlying foreign currency denominated items include third party and intercompany receivables and payables and interest-bearing intercompany loans. See “Foreign Currency Forward Contracts Not Designated as Hedges” above for further information.

(13) Fair Value Measurements and Other Financial Instruments

Fair Value Measurements

In determining fair value of financial instruments, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and consider counterparty credit risk in our assessment of fair value. We determine fair value of our financial instruments based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

•	Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The following table details the fair value hierarchy of our financial instruments.

September 30, 2012	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$11.0	$—	$11.0	$—

Derivative financial instruments net asset:
Foreign currency forward contracts	$6.0	$—	$6.0	$—

December 31, 2011	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$148.9	$—	$148.9	$—

Derivative financial instruments net asset:
Interest rate swaps	$2.1	$—	$2.1	$—

Foreign currency forward contracts	$15.0	$—	$15.0	$—

Cash Equivalents

Our cash equivalents at September 30, 2012 consisted of commercial paper (fair value determined using Level 2 inputs). Our cash equivalents at December 31, 2011 consisted of commercial paper and money market accounts (fair value determined using Level 2 inputs). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

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

Counterparties to these foreign currency forward contracts and interest rate swaps are rated at least A- by Standard & Poor’s and Baa2 by Moody’s. Credit ratings on some of our counterparties may change during the term of our financial instruments. We closely monitor our counterparties’ credit ratings and if necessary will make appropriate changes to our financial instruments. The fair value generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date.

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

The table below shows the carrying amounts and estimated fair values of our total debt:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.625% Senior Notes due July 2013(1)	$400.5	$409.2	$401.0	$414.1
12% Senior Notes due February 2014(1)	154.2	172.6	156.3	179.8
Term Loan A Facility due October 2016(2)	875.1	875.1	945.7	945.7
7.875% Senior Notes due June 2017	394.3	430.4	393.5	426.0
Term Loan B Facility due October 2018(2)	1,111.2	1,111.2	1,118.8	1,118.8
8.125% Senior Notes due September 2019	750.0	830.4	750.0	824.5
8.375% Senior Notes due September 2021	750.0	841.2	750.0	826.9
6.875% Senior Notes due July 2033	448.6	425.2	448.6	389.3
Other foreign loans	52.8	52.2	37.8	37.4
Other domestic loans	0.6	0.6	1.4	1.3

Total debt	$4,937.3	$5,148.1	$5,003.1	$5,163.8

(1)	The carrying value of such debt includes adjustments due to interest rate swaps. The fair value of such debt includes adjustments due to outstanding interest rate swaps. See Note 12, “Derivatives and Hedging Activities.”
(2)	Includes non-U.S. dollar tranches.

As of September 30, 2012, we did not have any non–financial assets and liabilities that were carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required at September 30, 2012. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are inventories, net property and equipment, goodwill, intangible assets, and asset retirement obligations.

(14) Income Taxes

Effective Income Tax Rate and Income Tax Provision

Our loss before income taxes from continuing operations for the three month and nine month periods ended September 30, 2012 was reduced by an income tax benefit of $48 million and $55 million, respectively (an effective income tax benefit rate of 4% in each period). The tax benefit for the three month and nine month periods was 4% because our net loss resulted from an impairment charge, substantially all of which related to non-deductible goodwill, with no corresponding tax benefit. Our tax provision for both the three month and nine month periods benefitted from earnings in jurisdictions with low tax rates and losses in jurisdictions, such as the U.S., with high tax rates, as well as favorable settlements of certain tax disputes totaling $2 million in the three months ended September 30, 2012 and $12 million in the nine months ended September 30, 2012. The favorable factors were partially offset by losses in jurisdictions where we did not have any tax benefit due to the applicable tax rate or valuation allowances. In addition, during the three months ended September 30, 2012, we increased our valuation allowances by a total of $36 million to provide for certain foreign tax credits and net operating losses that we currently believe are not likely to be realized. This increase in our valuation allowance was offset by a reduction in our unrecognized tax benefits resulting in no material change to our tax expense for the three months ended September 30, 2012.

Our effective income tax rate was 26% for the three months ended September 30, 2011 and 27% for the nine months ended September 30, 2011. For both the three month and nine month periods ended September 30, 2011, our effective income tax rate was lower than the statutory U.S. federal income tax rate of 35% primarily due to our lower net effective income tax rate on foreign earnings, our domestic manufacturing deduction and certain U.S. tax credits, partially offset by state income taxes and non-deductible acquisition costs related to our acquisition of Diversey.

Unrecognized Tax Benefits

During the three months ended September 30, 2012, we reduced our unrecognized tax benefits by $38 million, primarily with respect to the Settlement agreement. The reduction in our unrecognized tax benefit is a result of a re-assessment of our unrecognized tax benefit position primarily due to our tax situation in the United States following the Diversey acquisition. Substantially all of this reduction was offset by required increases in our valuation allowances so that the net change did not have a material effect on our operating results or financial position. We did not change our policy with regard to the reporting of penalties and interest related to unrecognized tax benefits.

(15) Commitments and Contingencies

Cryovac Transaction Commitments and Contingencies

Settlement Agreement and Related Costs

On November 27, 2002, we reached an agreement in principle with the Committees appointed to represent asbestos claimants in the bankruptcy case of W. R. Grace & Co., known as Grace, to resolve all current and future asbestos-related claims made against the Company and our affiliates in connection with the Cryovac transaction described below (as memorialized by the parties in the Settlement agreement and as approved by the Bankruptcy Court, the “Settlement agreement”). The Settlement agreement will also resolve the fraudulent transfer claims and successor liability claims, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies, in connection with the Cryovac transaction. On December 3, 2002, our Board of Directors approved the agreement in principle. We received notice that both of the Committees had approved the agreement in principle as of December 5, 2002. The parties subsequently signed the definitive Settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. For a description of the Cryovac transaction, asbestos-related claims and the parties involved, see “Cryovac Transaction,”, “Discussion of Cryovac Transaction Commitments and Contingencies,” “Fresenius Claims,” “Canadian Claims” and “Additional Matters Related to the Cryovac Transaction” below.

We recorded a pre-tax charge of approximately $850 million as a result of the Settlement agreement on our condensed consolidated statement of operations for the year ended December 31, 2002. The charge consisted of the following items:

•

a charge of $513 million covering a cash payment that we will be required to make under the Settlement agreement upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy. Because we cannot predict when a plan of reorganization may become effective, we recorded this liability as a current liability on our consolidated balance sheet at December 31, 2002. Under the terms of the Settlement agreement, this amount accrues interest at a 5.5% annual rate from December 21, 2002 to the date of payment. We have recorded this interest in interest expense on our condensed consolidated statements of operations and in Settlement agreement and related accrued interest on our condensed consolidated balance sheets. The accrued interest, which is compounded annually, was $352 million at September 30, 2012 and $319 million at December 31, 2011.

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

On January 30, 2012, the District Court issued a memorandum opinion (the “Original District Court Opinion”) and confirmation order (the “Original District Court Confirmation Order”) overruling all objections to the PI Settlement Plan and confirming the PI Settlement Plan in its entirety (including the issuance of the injunction under Section 524(g) of the Bankruptcy Code). On February 3, 2012, Garlock Sealing Technologies LLC (“Garlock”) filed a motion (the “Garlock Reargument Motion”) with the District Court requesting that the District Court grant reargument, rehearing, or otherwise amend the Original District Court Opinion and the Original District Court Confirmation Order insofar as they overruled Garlock’s objections to the PI Settlement Plan. On February 13, 2012, the Company, Cryovac, and Fresenius Medical Care Holdings, Inc. filed a joint motion (the “Sealed Air/Fresenius Motion”) with the District Court. The Sealed Air/Fresenius Motion did not seek to disturb confirmation of the PI Settlement Plan but requested that the District Court amend and clarify certain matters in the Original District Court Opinion and the Original District Court Confirmation Order. Also on February 13, 2012, Grace and the other proponents of the PI Settlement Plan filed a motion (the “Plan Proponents’ Motion”) with the District Court requesting certain of the same amendments and clarifications sought by the Sealed Air/Fresenius Motion. On February 27, 2012, certain asbestos claimants known as the “Libby Claimants” filed a response to the Sealed Air/Fresenius Motion and the Plan Proponents’ Motion (the “Libby Response”). The Libby Response did not oppose the Sealed Air/Fresenius Motion or the Plan Proponents’ Motion but indicated, among other things, that: (a) the Libby Claimants had reached a settlement in principle of their objections to the PI Settlement Plan but that this settlement had not become effective and (b) the Libby Claimants reserved their rights with respect to the PI Settlement Plan pending the effectiveness of the Libby Claimants’ settlement. On April 20, 2012, as part of a more global settlement, Grace filed a motion with the Bankruptcy Court seeking, among other things, approval of settlements with the Libby Claimants and BNSF. The settlements with the Libby Claimants and BNSF were approved by order of the Bankruptcy Court dated June 6, 2012. Thereafter, the appeals of the Libby Claimants and BNSF with respect to the PI Settlement Plan were dismissed by orders of the United States Court of Appeals for the Third Circuit (the “Third Circuit Court of Appeals”) dated September 24, 2012 and October 4, 2012. The District Court held a hearing on May 8, 2012, to consider the Garlock Reargument Motion. On May 29, 2012, Anderson Memorial Hospital (“Anderson Memorial”) filed a motion seeking relief from, and reconsideration of, the Original District Court Opinion and the Original District Court Confirmation Order (the “Anderson Relief Motion”). In the Anderson Relief Motion, Anderson Memorial argued that a May 18, 2012, decision by the Third Circuit Court of Appeals in a case called Wright v. Owens-Corning undermined the District Court’s conclusion that (a) the PI Settlement Plan was feasible and (b) the asbestos property damage injunction and trust included in the PI Settlement Plan were appropriate. Objections to the Anderson Relief Motion were filed by Grace and the other proponents of the PI Settlement Plan, and by the representative of future asbestos property damage claimants appointed in the Grace bankruptcy proceedings. On June 11, 2012, the District Court entered a consolidated order (the “Consolidated Order”) granting the Sealed Air/Fresenius Motion, the Plan Proponents’ Motion, and the Garlock Reargument Motion, and providing for amendments to the Original District Court Opinion and the Original District Court Confirmation Order. Although the Consolidated Order granted the Garlock Reargument Motion, it did not constitute the District Court’s agreement with Garlock’s objections to the PI Settlement Plan, which the District Court continued to overrule. Also on June 11, 2012, the District Court entered an amended memorandum opinion (the “Amended District Court Opinion”) and confirmation order (the “Amended District Court Confirmation Order”) overruling all objections to the PI Settlement Plan, reflecting amendments described in the Consolidated Order, and confirming the PI Settlement Plan in its entirety (including the issuance of the injunction under Section 524(g) of the Bankruptcy Code). Thereafter, on July 23, 2012, the District Court issued a memorandum opinion and an order denying the Anderson Relief Motion.

Parties have appealed the Amended District Court Opinion and the Amended District Court Confirmation Order to the Third Circuit Court of Appeals. Pursuant to orders entered by the Third Circuit Court of Appeals on September 20, 2012 and October 25, 2012, parties appealing the Amended District Court Opinion and Confirmation Order are to file their briefs by November 29, 2012, with responsive briefs from Grace and the other proponents of the PI Settlement Plan due to be filed thirty (30) days thereafter, and any reply briefs by the appellants being due fourteen (14) days following service of the briefs filed by Grace and the other plan proponents. The Third Circuit Court of Appeals has not scheduled any hearing for oral argument with respect to the appeals and it is uncertain whether any such hearing will be scheduled or, if scheduled, the timing for such a hearing. Although Grace publicly indicated its intent to seek to emerge from bankruptcy before the appeals are fully and finally resolved, it subsequently indicated that it was not able to receive the necessary consents and waivers to do so, including from the Company. Grace has further indicated that, with an appeals process before the Third Circuit Court of Appeals, its target date to emerge from bankruptcy is the fourth quarter of 2013; however, there can be no assurance that this timing for emergence will be correct.

Consistent with our Settlement agreement, we are prepared to pay the Settlement amount directly to the asbestos trusts to be established under section 524(g) of the Bankruptcy Code once the conditions of the Settlement agreement are fully satisfied. Among those conditions is that approval of an appropriate Grace bankruptcy plan – containing all releases, injunctions, and protections required by the Settlement agreement – be final and not subject to any appeal. Given the pending appeals (which include, without limitation, challenges to the injunctions and releases in the PI Settlement Plan), the condition that approval of the PI Settlement Plan be final and not subject to any appeal has not been satisfied at this time. The Company has not waived this or any other condition of the Settlement agreement nor can there be any assurance that each of the parties whose consent or waiver is required for Grace to emerge from bankruptcy while the appeals are pending will provide such consent or waiver. Although we are optimistic that, if it were to become effective, the PI Settlement Plan would implement the terms of the Settlement agreement, we can give no assurance that this will be the case notwithstanding the confirmation of the PI Settlement Plan by the Bankruptcy Court and the District Court. The terms of the PI Settlement Plan remain subject to amendment. Moreover, the PI Settlement Plan is subject to the satisfaction of a number of conditions which are more fully set forth in the PI Settlement Plan and include, without limitation, the availability of exit financing and the approval of the PI Settlement Plan becoming final and no longer subject to appeal. As noted, parties have appealed the Amended District Court Confirmation Order to the Third Circuit Court of Appeals or have otherwise challenged the Amended District Court Opinion and the Amended District Court Confirmation Order. Matters relating to the PI Settlement Plan, the Bankruptcy and Amended District Court Opinions, and the Bankruptcy and Amended District Court Confirmation Orders may be subject to further appeal, challenge, and proceedings before the District Court, the Third Circuit Court of Appeals, or other courts. Parties have designated various issues to be considered in challenging the PI Settlement Plan, the Bankruptcy and Amended District Court Opinions, or the Bankruptcy and Amended District Court Confirmation Orders, including, without limitation, issues relating to releases and injunctions contained in the PI Settlement Plan.

While the Bankruptcy Court and the District Court have confirmed the PI Settlement Plan, we do not know whether or when the Third Circuit Court of Appeals will affirm the Amended District Court Confirmation Order or the Amended District Court Opinion, whether or when the Bankruptcy and Amended District Court Opinions or the Bankruptcy and Amended District Court Confirmation Orders will become final and no longer subject to appeal, or whether or when a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) will become effective. Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) is confirmed by the Bankruptcy Court and the District Court, and does become effective, we do not know whether the final plan of reorganization will be consistent with the terms of the Settlement agreement or if the other conditions to our obligation to pay the Settlement agreement amount will be met. If these conditions are not satisfied or not waived by us, we will not be obligated to pay the amount contemplated by the Settlement agreement. However, if we do not pay the Settlement agreement amount, we will not be released from the various asbestos related, fraudulent transfer, successor liability, and indemnification claims made against us and all of these claims would remain pending and would have to be resolved through other means, such as through agreement on alternative settlement terms or trials. In that case, we could face liabilities that are significantly different from our obligations under the Settlement agreement. We cannot estimate at this time what those differences or their magnitude may be. In the event these liabilities are materially larger than the current existing obligations, they could have a material adverse effect on our consolidated financial condition and results of operations. We will continue to review and monitor the progress of the Grace bankruptcy proceedings (including appeals and other proceedings relating to the PI Settlement Plan, the Bankruptcy and Amended District Court Opinions, and the Bankruptcy and Amended District Court Confirmation Orders), as well as any amendments or changes to the PI Settlement Plan or to Bankruptcy and Amended District Court Opinions and Confirmation Orders, to verify compliance with the Settlement agreement.

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

(16) Stockholders’ Equity

Quarterly Cash Dividends

On October 11, 2012, our Board of Directors declared a quarterly cash dividend of $0.13 per common share. This dividend is payable on December 14, 2012 to stockholders of record at the close of business on November 30, 2012. The estimated amount of this dividend payment is $25 million based on 195 million shares of our common stock issued and outstanding as of October 31, 2012.

On July 12, 2012, our Board of Directors declared a quarterly cash dividend of $0.13 per common share. This dividend was paid on September 14, 2012 to stockholders of record at the close of business on August 31, 2012. We used $25 million of available cash to pay this quarterly cash dividend.

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

We recognized compensation expense of $3 million in the three months ended September 30, 2012 and $13 million in the nine months ended September 30, 2012 related to SARs that were granted to Diversey employees who remained employees as of September 30, 2012. These amounts were based on the assumptions mentioned above and are included in marketing, administrative and development expenses on our condensed consolidated statements of operations except for SARs that were included in restructuring and other charges as discussed below. Cash payments due to the exercise of SARs in the nine months ended September 30, 2012 were $41 million, including $18 million as part of restructuring payments. As of September 30, 2012, the remaining liability for these SARs except for SARs that were included in restructuring and other charges as discussed below was $30 million and is included in other liabilities on our condensed consolidated balance sheet.

Included in the amounts discussed above, was the recognition of restructuring expense of less than $1 million in the three months ended September 30, 2012 and $8 million in the nine months ended September 30, 2012 for SARs that were part of the termination and benefit costs for Diversey employees under the 2011 – 2014 Integration & Optimization Program. This expense was included in restructuring and other charges on our condensed consolidated statements of operations. Cash payments upon the exercise of these SARs were $18 million in the nine months ended September 30, 2012. The remaining liability for SARs included in the restructuring program was less than $1 million as of September 30, 2012.

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

The table below shows our total share-based incentive compensation expense.

		Three Months Ended September 30,			Nine Months Ended September 30,

	2012		2011	2012		2011
2012 Three-year PSU Awards	$0.8		$—	$2.2		$—
2011 Three-year PSU Awards	0.6		0.7	1.4		2.5
2010 Three-year PSU Awards	0.9		0.8	1.2		4.6
2009 Three-year PSU Awards	—		1.2	—		3.6
2012 CEO Incentive Compensation	1.1		—	3.4		—
SLO Awards	0.2		(0.3)	0.6		0.3
Other long-term share-based incentive compensation programs	3.0		2.1	8.1		6.7

Total share-based incentive compensation expense(1)	$6.6		$4.5	$16.9		$17.7

(1)	The amounts included above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock as such these contributions are not considered share-based incentive compensation.

The following table shows the estimated amount of total share-based incentive compensation expense expected to be recognized on a straight-line basis over the remaining respective vesting periods by program at September 30, 2012.

	2012	2013	2014	2015	Total
2012 Three-year PSU Awards	$0.9	$3.7	$3.7	$—	$8.3
2011 Three-year PSU Awards	0.6	2.4	—	—	3.0
2010 Three-year PSU Awards	0.9	—	—	—	0.9
2012 CEO Incentive Compensation	1.1	—	—	—	1.1
SLO Awards	0.2	0.2	—	—	0.4
Other long-term share-based incentive compensation programs	3.0	9.6	5.8	1.6	20.0

Total share-based incentive compensation expense (1)	$6.7	$15.9	$9.5	$1.6	$33.7

(1)	The amounts included above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock as such these contributions are not considered share-based incentive compensation.

The discussion that follows provides further details of our share-based incentive compensation programs.

2012 Three-year PSU Awards

The targeted number of shares of common stock that can be earned is 554,381 shares for these 2012 PSU awards. The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares depending on the level of achievement of the performance goals and measures, plus or minus 55,438 additional shares at the discretion of the Compensation Committee of our Board of Directors (“Compensation Committee”). These performance goals are outlined in further detail in the Proxy Statement for our 2012 Annual Meeting of Stockholders.

The expenses included in the tables above were calculated using a grant date common stock share price of $19.72 per share for the awards granted on March 27, 2012 ($14.27 for the awards granted on September 1, 2012) for the three year average return on invested capital (“ROIC”) goal and net trade sales goals (these are considered performance conditions) and the Monte Carlo valuation of $23.40 per share for the awards granted on March 27, 2012 (an estimated $14.27 for the awards granted on September 1, 2012) for the TSR goal (this is considered a market condition). The expense calculation is based on management’s estimate as of September 30, 2012 of the level of probable achievement of the performance goals and measures, which was determined to be at the target level, or 100% achievement (554,381 shares).

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

The expenses included in the tables above were calculated using a grant date common stock share price of $26.18 per share on March 11, 2011 and is based on management’s estimate as of September 30, 2012 of the level of probable achievement of this award’s performance goals and measures, which was determined to be below the target level, or 84% achievement (159,859 shares, net of forfeitures), for the ROIC goal and below the target level, or 66% achievement (125,604 shares, net of forfeitures), for the volume goal.

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

The expenses included in the tables above were calculated using a grant date common stock share price of $20.88 per share on March 8, 2010 and is based on management’s estimate as of September 30, 2012 of the level of probable achievement of the performance goals and measures, which was determined to be below the target level, or 97% achievement (200,616 shares, net of forfeitures) for the ROIC goal and at 159% achievement (328,845, net of forfeitures) for the volume goal.

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

The expense included in the table above was calculated using a grant date common stock share price of $19.72 per share on March 27, 2012 and is based on management’s estimate as of September 30, 2012 of the level of probable achievement of the performance goals and measures, which was determined to be below the target level, or 79% achievement (150,855 shares), for the adjusted EBITDA goal and at the target level, or 100% achievement (82,150 shares), for the net debt reduction goal.

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

Stock Leverage Opportunity (“SLO”) Awards

The Compensation Committee set the SLO award premium at 25% for the years ending December 31, 2012 and December 31, 2011. The 2012 SLO target awards comprise an aggregate of 77,731 restricted stock shares and restricted stock units as of September 30, 2012. The 2011 SLO awards that were issued on March 9, 2012 comprised an aggregate of 11,212 restricted stock shares and restricted stock units.

We record compensation expense for these awards in marketing, administrative and development expenses on the condensed consolidated statement of operations with a corresponding credit to additional paid-in-capital within stockholders’ equity, based on the fair value of the awards at the end of each reporting period, which reflects the effects of stock price changes.

For the three and nine months ended September 30, 2012, compensation expense related to the 2012 SLO awards was recognized based on the extent to which the performance goals and measures for our 2012 annual cash bonuses were considered probable of achievement at September 30, 2012. This expense is being recognized over a fifteen month period on a straight-line basis since a majority of the awards will vest at grant date, which will be no later than March 15, 2013, due to the retirement eligibility provision.

For the three and nine months ended September 30, 2011, compensation expense related to the 2011 SLO awards was recognized based on the extent to which the performance goals and measures for 2011 annual cash bonuses were considered probable of achievement at September 30, 2011. This expense was recognized over a fifteen month period on a straight-line basis since a majority of the awards vested at grant date, which was March 9, 2012, due to the retirement eligibility provision.

Recipients who hold SLO awards in the form of restricted stock receive dividends. Recipients who hold SLO awards in the form of restricted stock units receive a cash payment in the amount of the dividends (without interest) on the shares they have earned at about the same time that shares are issued to them following the period of restriction. As of September 30, 2012, we have accrued for these dividends in other current liabilities on our condensed consolidated balance sheet and the amount was immaterial.

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

(17) Net (Loss) Earnings Per Common Share

The following table shows the calculation of basic and diluted net (loss) earnings per common share under the two-class method.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
Basic Net (Loss) Earnings Per Common Share:
Numerator
Net (loss) earnings available to common stockholders	$(1,232.4)	$73.7	$(1,252.0)	$198.4
Distributed and allocated undistributed net earnings to non-vested restricted stockholders	(0.1)	(0.4)	(0.4)	(1.2)

Distributed and allocated undistributed net (loss) earnings to common stockholders	(1,232.5)	73.3	(1,252.4)	197.2
Distributed net earnings—dividends paid to common stockholders	(25.1)	(20.7)	(75.3)	(62.1)

Allocation of undistributed net (loss) earnings to common stockholders	$(1,257.6)	$52.6	$(1,327.7)	$135.1

Denominator(1)
Weighted average number of common shares outstanding—basic	193.2	159.3	192.7	159.1

Basic net (loss) earnings per common share:
Distributed net earnings to common stockholders	$0.13	$0.13	$0.39	$0.39
Allocated undistributed net (loss) earnings to common stockholders	(6.51)	0.33	(6.89)	0.85

Basic net (loss) earnings per common share:	$(6.38)	$0.46	$(6.50)	$1.24

Diluted Net (Loss) Earnings Per Common Share:
Numerator
Distributed and allocated undistributed net (loss) earnings to common stockholders	$(1,232.5)	$73.3	$(1,252.4)	$197.2
Add: Allocated undistributed net earnings to non-vested restricted stockholders	—	0.4	—	0.9
Less: Undistributed net earnings reallocated to non-vested restricted stockholders	—	(0.3)	—	(0.8)

Net (loss) earnings available to common stockholders—diluted	$(1,232.5)	$73.4	$(1,252.4)	$197.3

Denominator(1)(2)
Weighted average number of common shares outstanding—basic	193.2	159.3	192.7	159.1
Effect of assumed issuance of Settlement agreement shares	—	18.0	—	18.0
Effect of non-vested restricted stock and restricted stock units	—	0.6	—	0.4

Weighted average number of common shares outstanding—diluted	193.2	177.9	192.7	177.5

Diluted net (loss) earnings per common share	$(6.38)	$0.41	$(6.50)	$1.11

(1)	Includes the weighted-average share impact in 2012 of 31.7 million shares issued as part of the total consideration paid in connection with the acquisition of Diversey on October 3, 2011.
(2)	Provides for the following items if their inclusion is dilutive: (i) the effect of assumed issuance of 18 million shares of common stock reserved for the Settlement agreement as defined and (ii) the effect of non-vested restricted stock and restricted stock units using the treasury stock method. In calculating diluted net (loss) earnings per common share for 2012, our diluted weighted average number of common shares outstanding excludes the effect of the items mentioned above as the effect was anti-dilutive.

PSU Awards

Since the PSU awards discussed in Note 16, “Stockholders’ Equity,” include contingently issuable shares that are based on a condition other than earnings or market price, they are included in the diluted weighted average number of common shares outstanding when we meet the performance conditions as of that date. However, in 2012, unvested PSU awards that have met the performance conditions as of September 30, 2012 have not been included in the diluted weighted average number of common shares outstanding for the three and nine months ended September 30, 2012 as the effect was anti-dilutive.

SLO Awards

The shares or units associated with the 2012 SLO awards are considered contingently issuable shares and therefore are not included in the basic or diluted weighted average number of common shares outstanding for the three and nine months ended September 30, 2012. These shares or units, discussed in Note 16, “Stockholders’ Equity,” will not be included in the common shares outstanding until the final determination of the amount of annual incentive compensation is made in the first quarter of 2013. Once this determination is made, the shares or units will be included in the basic weighted average number of common shares outstanding if the employee is retirement eligible or in the diluted weighted average number of common shares outstanding if the employee is not retirement eligible if the impact to diluted net earnings per common share is dilutive. The numbers of shares or units associated with SLO awards for the 2011 and earlier fiscal years, for both the three and nine months ended September 30, 2012 and 2011 were nominal and have not been included in the diluted weighted average number of common shares outstanding for the three and nine months ended September 30, 2012 as the effect was anti-dilutive.

(18) Other Income (Expense), net

The following table provides details of other income (expense), net.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
Interest and dividend income	$3.5	$1.5	$10.2	$5.7
Net foreign exchange transaction (losses) gains	(0.8)	1.3	(10.8)	(6.2)
Gains from foreign currency forward contracts related to the closing of the acquisition of Diversey.	—	6.3	—	6.3
Settlement agreement related costs	(0.4)	(0.2)	(0.6)	(0.8)
Other, net	(1.1)	(2.1)	(7.3)	(4.3)

Other income (expense), net	$1.2	$6.8	$(8.5)	$0.7

Impairment of Equity Method Investment

In September 2007, we established a joint venture that supports our Food Solutions segment. We account for the joint venture under the equity method of accounting with our proportionate share of net income or losses included in other expense, net, on the consolidated statements of operations.

During the first half of 2012, the joint venture performed below expectations, resulting in reduced cash flow and increasing debt obligations. Due to these events, we evaluated our equity method investment for impairment. An equity method investment is impaired if the fair value of the investment is less than its carrying value. If there is no readily determinable fair value, then we are required to test it for impairment whenever an event or change in circumstances occurs that could have a significant impact on the fair value of the investment. If the investment is determined to be impaired, we must also determine if the impairment is other-than-temporary. During the three months ended June 30, 2012, based on reviewing undiscounted cash flow information, we determined that the fair value of our investment was less than its carrying value and that this impairment was other-than-temporary.

In connection with the establishment of the joint venture in 2007, we issued a guarantee in support of an uncommitted credit facility agreement that was entered into by the joint venture. The initial term of the credit facility was two years, which was renewed with the approval of both us and the joint venture. Under the terms of the guarantee, if the joint venture were to default under the terms of the credit facility, the lender would be entitled to seek payment of the amounts due under the credit facility from us. As of September 30, 2012, the joint venture has performed its obligations under the terms of the credit facility. Before the second quarter of 2012, we recorded the fair value of this guarantee as a component of our investment in this joint venture and included a corresponding liability on our condensed consolidated balance sheets. However, as a result of the impairment, we have included the guarantee liability in other current liabilities on the condensed consolidated balance sheet as of September 30, 2012 as we believe it is probable that we will need to perform under this guarantee. As of September 30, 2012, the debt holders have not requested that we perform under the terms of the guarantee.

As a result, in the second quarter of 2012 we recognized other-than-temporary impairment of $26 million ($18 million, net of taxes, or $0.09 per diluted share). This impairment consisted of the recognition of a current liability for the guarantee of the uncommitted credit facility mentioned above of $20 million and a $4 million write-down of the carrying value of the investment to zero at June 30, 2012. We also recorded provisions for bad debt on receivables due from the joint venture to the Company of $2 million, which is included in marketing, administrative and development expenses and impacted both of our food businesses. We have no further obligation to support the operations of the joint venture in the future.

(19) Related Party Transactions

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

Recent Events

Divestiture

On October 30, 2012, we signed a definitive agreement to sell our Diversey operations in Japan for gross proceeds of USD-equivalent $377 million, subject to customary closing conditions. The transaction is expected to be completed in the fourth quarter of 2012. The transaction is expected to generate approximately $300 million in net cash, on an after tax basis. We intend to use the cash generated from this transaction to prepay a portion of our outstanding debt. We expect to record a pre-tax gain on the sale of approximately $260 million when the transaction is completed. The financial results for this discontinued operation is excluded from the financial results presented in this MD&A for the three and nine months ended September 30, 2012. Furthermore, since these operations were part of the acquisition of Diversey on October 3, 2011, there is no impact of the divestiture on financial results presented in this MD&A for the three and nine months ended September 30, 2011. See Note 3, “Divestiture”.

Dividends

On October 11, 2012, our Board of Directors declared a quarterly cash dividend of $0.13 per common share. This dividend is payable on December 14, 2012 to stockholders of record at the close of business on November 30, 2012. The estimated amount of this dividend payment is $25 million based on 195 million shares of our common stock issued and outstanding as of October 31, 2012.

During the nine months ended September 30, 2012, we declared and paid quarterly cash dividends of $0.13 per common share on March 16, 2012 to stockholders of record at the close of business on March 2, 2012, on June 15, 2012 to stockholders of record at the close of business on June 1, 2012 and on September 14, 2012 to stockholders of record at the close of business on August 31, 2012. We used available cash totaling $75 million to pay these quarterly cash dividends.

Changes in Senior Management

On June 18, 2012, Carol P. Lowe joined the Company as Senior Vice President and Chief Financial Officer. Ms. Lowe, has over twenty years of experience as a senior financial executive with experience in all financial and internal control activities, including financial planning and reporting, accounting, internal audit, investor relations, tax, treasury and risk management. Ms. Lowe is also a Certified Public Accountant and serves on the Board of Directors of Cytec Industries Incorporated.

On August 28, 2012, we announced that the Company’s President and Chief Executive Officer, William V. Hickey, has advised the Board of his intention to retire in March, 2013. In connection with the transition, the Board of Directors has elected Mr. Hickey as Chair of the Board effective September 1, 2012. Until his retirement, Mr. Hickey will continue as Chief Executive Officer of the Company but will no longer serve as President.

In connection with Mr. Hickey’s retirement, on August 27, 2012, the Board of Directors of the Company elected Jerome A. Peribere as President and Chief Operating Officer of the Company and appointed him as a director, effective as of September 1, 2012. Mr. Peribere, worked at The Dow Chemical Company (“Dow”) from 1977 through August 2012. Mr. Peribere served in multiple managerial roles with Dow, most recently as Executive Vice President of Dow and President and Chief Executive Officer, Dow Advanced Materials, a unit of Dow, from 2010 through August 2012. Mr. Peribere currently serves as a board member of BMO Financial Corporation. Mr. Peribere will become Chief Executive Officer upon Mr. Hickey’s retirement.

On October 5, 2012, H. Katherine White, Vice President, General Counsel and Secretary, advised the Company of her decision to retire from the Company in 2013.

Effective November 5, 2012, Jeffrey S. Warren, Controller of Sealed Air Corporation, retired from the Company for personal reasons.

2012 Guidance

We have adjusted our full year 2012 guidance assumptions to reflect the classification of our Diversey operations in Japan as discontinued operations.

•

net sales of approximately $7.7 billion from continuing operations, including $300 million of unfavorable foreign currency translation. This compares with prior guidance of $7.7 billion and an assumption of $400 million of unfavorable foreign currency translation;

•

interest expense of $390 million, of which $320 million is cash interest expense. This compares with prior guidance of $380 million of interest expense, of which $320 million was cash interest. Guidance is revised to reflect the increased rate of amortization due to our prepayment of term loans;

•	core tax rate of 29%. This compares with prior guidance of 30%;

•	adjusted EPS of $0.90 to $1.00 from continuing operations, compared with prior guidance of $1.00 to $1.10.

Except for the changes noted above, our previous full year 2012 guidance assumptions referenced in our quarterly report on Form 10-Q have not changed. Adjusted EPS guidance excludes the payment of the W. R. Grace settlement, as the exact timing of the settlement is unknown. Final payment of the W. R. Grace settlement is expected to be accretive to adjusted EPS by approximately $0.13 annually following the payment date under the assumption of using a substantial portion of cash on hand for the payment and ceasing to accrue interest on the settlement amount. Additionally, our guidance excludes any non-operating gains or losses that may be recognized in 2012 due to currency fluctuations in Venezuela.

Highlights of Financial Performance

Below are highlights of our financial performance. On October 3, 2011, we completed the acquisition of Diversey. The financial results presented in this MD&A include the financial results of Diversey for the three and nine months ended September 30, 2012 and as of December 31, 2011. See Note 1, “Organization and Basis of Presentation,” and Note 4, “Acquisition of Diversey Holdings, Inc.,” for further details.

	Three Months Ended September 30,		%		Nine Months Ended September 30,		%
	2012	2011	Change		2012	2011	Change
Net sales	$1,900.3	$1,247.1	52.4%		$5,670.3	$3,588.2	58.0%

Gross profit	$643.6	$335.7	91.7%		$1,893.0	$969.0	95.4%

As a % of net sales	33.9%	26.9%			33.4%	27.0%
Operating (loss) profit	$(1,191.0)	$129.9	#	%	$(999.5)	$382.0	#	%

As a % of net sales	(62.7)%	10.4%			(17.6)%	10.6%
Net (loss) earnings available to common stockholders from continuing operations	$(1,238.3)	$73.7	#	%	$(1,267.3)	$198.4	#	%

Net earnings available to common stockholders from discontinued operations, net of tax	$5.9	$—	#	%	$15.3	$—	#	%

Net (loss) earnings available to common stockholders	$(1,232.4)	$73.7	#	%	$(1,252.0)	$198.4	#	%

Net (loss) earnings available to common stockholders-diluted	$(1,232.4)	$73.4	#	%	$(1,252.0)	$197.3	#	%

Net (loss) earnings per common share:
Basic:
Continuing operations	$(6.41)	$0.46	#	%	$(6.58)	$1.24	#	%
Discontinued operations	0.03	—	#	%	0.08	—	#	%

Net (loss) earnings per common share—basic	$(6.38)	$0.46	#	%	$(6.50)	$1.24	#	%

Diluted:
Continuing operations	$(6.41)	$0.41	#	%	$(6.58)	$1.11	#	%
Discontinued operations	0.03	—	#	%	0.08	—	#	%

Net (loss) earnings per common share—diluted	$(6.38)	$0.41	#	%	$(6.50)	$1.11	#	%

Weighted average number of common shares outstanding:
Basic	193.2	159.3			192.7	159.1

Diluted	193.2	177.9			192.7	177.5

Non-U.S. GAAP adjusted diluted net earnings per common share—continuing operations(1)	$0.28	$0.48	(41.7)%		$0.62	$1.21	(48.8)%

Non-U.S. GAAP adjusted diluted net earnings per common share—discontinued operations(1)	$0.03	$—	#	%	$0.08	$—	#	%

Non-U.S. GAAP adjusted diluted net earnings per common share(1)	$0.31	$0.48	(35.4)%		$0.70	$1.21	(42.1)%

#	Denotes a variance greater than or equal to 100%.
(1)	See “Diluted Net Earnings per Common Share” below for a reconciliation of our U.S. GAAP EPS to our non-U.S. GAAP adjusted EPS.

Diluted Net (Loss) Earnings per Common Share

The following table presents a reconciliation of our U.S. GAAP EPS to our non-U.S. GAAP Adjusted EPS.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011 (1)		2012		2011 (1)
	Net Earnings	EPS	Net Earnings	EPS	Net Earnings	EPS	Net Earnings	EPS
U.S. GAAP net (loss) earnings and EPS available to common stockholders—continuing operations	$(1,238.3)	$(6.41)	$73.7	$0.41	$(1,267.3)	$(6.58)	$198.4	$1.11
Items excluded from the calculation of adjusted net earnings available to common stockholders and Adjusted EPS, net of taxes when applicable:
Special items:
Add: Impairment of goodwill and other intangible assets	1,262.0	6.53	—	—	1,262.0	6.55	—	—
Add: 2011-2014 Integration and Optimization Program restructuring charges	30.6	0.16	—	—	83.5	0.43	—	—
Add: Other restructuring charges	1.4	0.01	—	—	1.4	0.01	—	—
Add: Costs related to the acquisition of Diversey	0.9	—	16.3	0.09	3.3	0.02	22.1	0.12
Add: Gains from foreign currency forward contracts related to the closing of the acquisition of Diversey	—	—	(3.9)	(0.02)	—	—	(3.9)	(0.02)
Add: 2011-2014 Integration and Optimization Program associated costs	1.8	0.01	—	—	6.6	0.03	—	—
Add: Non-recurring associated costs from legacy Diversey restructuring programs	(0.5)	—	—	—	22.5	0.12	—	—
Add: Impairment of equity method investment and related provision for bad debt	—	—	—	—	18.3	0.09	—	—
Add: European manufacturing facility closure charges	0.1	—	—		0.1	—	0.2	—
Add: Foreign currency exchange losses related to Venezuelan subsidiary	0.1	—	—	—	0.2	—	0.2	—
Impact of dilutive shares on EPS calculation	—	(0.02)	—	—	—	(0.05)	—	—

Non-U.S. GAAP net earnings and related EPS available to common stockholders—continuing operations	$58.1	$0.28	$86.1	$0.48	$130.6	$0.62	$217.0	$1.21
Discontinued operations	5.9	0.03	—	—	15.3	0.08	—	—

Total Non-U.S. GAAP adjusted net earnings and adjusted EPS	$64.0	$0.31	$86.1	$0.48	$145.9	$0.70	$217.0	$1.21

(1)	Our 2011 Adjusted EPS calculation has been revised to conform to our 2012 presentation. There was no material impact to our Adjusted EPS results due to this revision.

The following table details the tax effect on special items included above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Impairment of goodwill and other intangibles	$72.3	$—	$72.3	$—
2011-2014 Integration and Optimization Program restructuring charges	6.0	—	25.9	—
Other restructuring charges	0.7	—	0.4	—
Costs related to the acquisition of Diversey	0.4	7.8	1.5	8.6
Gains from foreign currency forward contracts related to the closing of the acquisition of Diversey	—	(2.4)	—	(2.4)
2011-2014 Integration and Optimization Program associated costs	1.0	—	3.5	—
Non-recurring costs associated from legacy Diversey restructuring programs	—	—	(5.0)	—
Impairment of equity method investment and related provision for bad debt	—	—	7.5	—
European manufacturing facility closure charges	0.1	—	0.1	0.1
Foreign currency exchange losses related to Venezuelan subsidiary	0.1	—	0.1	0.1

Total	$80.6	$5.4	$106.3	$6.4

The discussions that follow provide further details about the material factors that contributed to the changes in our EPS in 2012 compared with 2011.

Net Sales by Segment Reporting Structure

The following table presents net sales by our segment reporting structure.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2012	2011	Change	2012	2011	Change
Net sales:
Food Packaging	$509.8	$529.8	(4)%	$1,497.7	$1,506.6	(1)%
As a % of net sales	26.8%	42.5%		26.4%	42.0%
Food Solutions	254.4	265.5	(4)	739.7	756.2	(2)
As a % of net sales	13.4%	21.3%		13.0%	21.1%
Protective Packaging	344.0	361.2	(5)	1,034.2	1,049.8	(1)
As a % of net sales	18.1%	29.0%		18.2%	29.3%
Diversey	698.5	—	#	2,113.6	—	#
As a % of net sales	36.8%	0%		37.3%	0%
Other	93.6	90.6	3	285.1	275.6	3
As a % of net sales	4.9%	7.3%		5.0%	7.7%

Total	$1,900.3	$1,247.1	52%	$5,670.3	$3,588.2	58%

#	Denotes a variance greater than 100%.

Net Sales by Geographic Region

The following tables present our net sales by geographic region and the components of change in net sales by geographic region.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2012	2011	Change	2012	2011	Change
Net sales:
U.S.	$687.4	$564.8	22%	$2,025.2	$1,630.3	24%
As a % of net sales	36.2%	45.3%		35.7%	45.4%
International	1,212.9	682.3	78%	3,645.1	1,957.9	86%
As a % of net sales	63.8%	54.7%		64.3%	54.6%

Total net sales	$1,900.3	$1,247.1	52%	$5,670.3	$3,588.2	58%

Change in net sales:

Three Months Ended September 30, 2012	U.S.		International		Total Company
Volume—Units	$10.9	1.9%	$13.9	2.0%	$24.8	2.0%
Volume—Acquired businesses, net of (dispositions)	121.8	21.6	577.2	84.7	699.0	56.1
Product price/mix	(10.1)	(1.8)	6.1	0.9	(4.0)	(0.3)
Foreign currency translation	—	—	(66.6)	(9.8)	(66.6)	(5.3)

Total	$122.6	21.7%	$530.6	77.8%	$653.2	52.5%

Nine months Ended September 30, 2012	U.S.		International		Total Company
Volume—Units	$24.7	1.5%	$26.1	1.3%	$50.8	1.4%
Volume—Acquired businesses, net of (dispositions)	361.6	22.2	1,754.5	89.6	2,116.1	59.0
Product price/mix	8.6	0.5	24.6	1.3	33.2	0.9
Foreign currency translation	—	—	(118.0)	(6.0)	(118.0)	(3.3)

Total	$394.9	24.2%	$1,687.2	86.2%	$2,082.1	58.0%

Foreign Currency Translation Impact on Net Sales

As shown above, 64% of our consolidated net sales in the three and nine months ended September 30, 2012 were generated outside the U.S. Since we are a U.S. domiciled company, we translate our foreign currency-denominated net sales into U.S. dollars. Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our net sales from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact. The most significant currencies that affected the translation of our net sales and our other consolidated financial results in 2012 were the euro, the Australian dollar, the Brazilian real, the Canadian dollar, the British pound and the Japanese yen.

We experienced an unfavorable foreign currency translation impact on net sales of $67 million in the three months ended September 30, 2012 and $118 million in the nine months ended September 30, 2012 compared with the same periods of 2011. This was primarily due to the strengthening of the U.S. dollar against the euro and Brazilian real.

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

Three Months Ended September 30, 2012	Food Packaging		Food Solutions		Protective Packaging		Diversey			Other		Total Company
Volume—Units	$9.9	1.9%	$6.0	2.3%	$1.6	0.4%	$—	—%		$7.3	8.1%	$24.8	2.0%
Volume—Acquired businesses, net of (dispositions)	0.1	—	—	—	—	—	698.4	#		0.5	0.6	699.0	56.1
Product price/mix (1)	(0.1)	—	(2.7)	(1.0)	(3.7)	(1.0)	—	—		2.5	2.8	(4.0)	(0.3)
Foreign currency translation	(29.9)	(5.6)	(14.4)	(5.4)	(15.1)	(4.2)	—	—		(7.2)	(7.9)	(66.6)	(5.3)

Total change (U.S. GAAP)	$(20.0)	(3.7)%	$(11.1)	(4.1)%	$(17.2)	(4.8)%	$698.4	#	%	$3.1	3.6%	$653.2	52.5%

Impact of foreign currency translation	29.9	5.6	14.4	5.4	15.1	4.2	—	—		7.2	7.9	66.6	5.3

Total constant dollar change (Non-U.S. GAAP)	$9.9	1.9%	$3.3	1.3%	$(2.1)	(0.6)%	$698.4	#	%	$10.3	11.5%	$719.8	57.8%

Nine Months Ended September 30, 2012	Food Packaging		Food Solutions		Protective Packaging		Diversey			Other		Total Company
Volume—Units	$17.0	1.1%	$3.6	0.5%	$12.8	1.2%	$—	—%		$17.4	6.3%	$50.8	1.4%
Volume—Acquired businesses, net of (dispositions)	0.7	—	—	—	—	—	2,113.6	#		1.8	0.7	2,116.1	59.0
Product price/mix (1)	25.1	1.7	5.0	0.7	(0.2)	—	—	—		3.3	1.2	33.2	0.9
Foreign currency translation	(51.7)	(3.4)	(25.1)	(3.3)	(28.2)	(2.7)	—	—		(13.0)	(4.7)	(118.0)	(3.3)

Total change (U.S. GAAP)	$(8.9)	(0.6)%	$(16.5)	(2.1)%	$(15.6)	(1.5)%	$2,113.6	#	%	$9.5	3.5%	$2,082.1	58.0%

Impact of foreign currency translation	51.7	3.4	25.1	3.3	28.2	2.7	—	—		13.0	4.7	118.0	3.3

Total constant dollar change (Non-U.S. GAAP)	$42.8	2.8%	$8.6	1.2%	$12.6	1.2%	$2,113.6	#	%	$22.5	8.2%	$2,200.1	61.3%

(1)	Our product price/mix reported above includes the net impact of our pricing actions and rebates as well as the period-to-period change in the mix of products sold. Also included in our reported product price/mix is the net effect of some of our customers purchasing our products in non-U.S. dollar or euro denominated countries at selling prices denominated in U.S. dollars or euros. This primarily arises when we export products from the U.S. and euro-zone countries. The impact to our reported product price/mix of these purchases in other countries at selling prices denominated in U.S. dollars or euros was not material in the periods included in the tables above.
#	Denotes a variance greater than 100%.

The following discussion of net sales is presented on a constant dollar basis.

Food Packaging Segment Net Sales

Three Months Ended September 30, 2012 Compared With the Same Period of 2011

The $10 million, or 2%, constant dollar increase in net sales in 2012 compared with 2011 was primarily due to higher unit volumes in most regions from increased customer production rates for fresh red meat. Prior and current pricing actions were fully offset by an unfavorable mix of products sold, particularly in North America.

Nine months Ended September 30, 2012 Compared With the Same Period of 2011

The $43 million, or 3%, constant dollar increase in net sales in the 2012 compared with 2011 was primarily due to:

•

favorable product price/mix in Latin America of $20 million, or 8%, primarily from the benefits of prior pricing actions that were implemented to offset rising raw material costs and from formula-based contractual price adjustments; and

•	higher unit volumes in Latin America of $14 million due to increased customer production rates for fresh red meat.

Food Solutions Segment Net Sales

Three Months Ended September 30, 2012 Compared With the Same Period of 2011

The $3 million, or 3%, constant dollar increase in net sales in 2012 compared with 2011 was primarily due to higher unit volumes in the U.S. of $8 million, or 8%, due to an increase in sales of our fluids packaging products in North America, partially offset by a decline in product price/mix of $3 million, or 1% in the same region.

Nine months Ended September 30, 2012 Compared With the Same Period of 2011

The $9 million, or 1%, constant dollar increase in net sales in 2012 compared with 2011 was primarily due to:

•

favorable product price/mix in the U.S. of $3 million, or 1%, and in Latin America of $4 million, or 10%, both from the benefits of prior pricing actions that were implemented to offset rising raw material costs and from formula-based contractual price adjustments; and

•	higher unit volumes in the U.S. of $10 million, or 4%, due to an increase in demand for our solutions as a result of higher customer production rates.

These factors were partially offset by a decline in unit volumes in Europe of $8 million, or 3%, due to lower customer production rates.

Protective Packaging Segment Net Sales

Three Months Ended September 30, 2012 Compared With the Same Period of 2011

The $2 million, or 1%, constant dollar decrease in net sales in 2012 compared with 2011 was primarily due to a decline in product price/mix of $4 million, or 1%, primarily in the U.S. This decline was partially offset by an increase in unit volumes of $2 million, or 1%, in the U.S., due to an increase customer demand for products and solutions that support e-commerce applications.

Nine months Ended September 30, 2012 Compared With the Same Period of 2011

The $13 million, or 1%, constant dollar increase in net sales in 2012 compared with 2011 was primarily due to an increase in unit volumes of $16 million, or 3%, in the U.S., as a result of an increase demand for products and solutions that support e-commerce applications. This factor was partially offset by lower unit volumes in Europe of $7 million, or 2%, primarily due to lower customer demand reflecting the current economic challenges in the region.

Diversey Segment Net Sales

Three Months Ended September 30, 2012

Reported net sales were $698 million in 2012 and are included in the year over year comparison as volume — acquired businesses, net of (dispositions).

Nine months Ended September 30, 2012

Reported net sales were $2 billion in 2012 and are included in the year over year comparison as volume — acquired businesses, net of (dispositions).

Other Net Sales

Three Months Ended September 30, 2012 Compared With the Same Period of 2011

The $10 million, or 12%, constant dollar increase in 2012 compared with the same period of 2011 was primarily due to higher unit volumes in our Medical Applications business due to expanded market presence in Europe and Asia-Pacific.

Nine months Ended September 30, 2012 Compared With the Same Period of 2011

The $23 million, or 8%, constant dollar increase in 2012 compared with the same period of 2011 was primarily due to higher unit volumes in our Medical Applications business, due to the same factors mentioned above.

Cost of Sales

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2012	2011	Change	2012	2011	Change
Cost of sales	$1,256.7	$911.4	37.9%	$3,777.3	$2,619.2	44.2%
As a % of net sales	66.1%	73.1%		66.6%	73.0%

Three Months Ended September 30, 2012 Compared With the Same Period of 2011

The $345 million increase in cost of sales in 2012 compared with 2011 was primarily due to the $390 million incremental impact of Diversey’s cost of sales included in our results in the three months ended September 30, 2012 as a result of the acquisition of Diversey in the fourth quarter of 2011.

Cost of sales for the three months ended September 30, 2012 was also impacted by favorable foreign currency translation of $50 million. On a constant dollar basis, cost of sales was relatively flat.

Nine months Ended September 30, 2012 Compared With the Same Period of 2011

The $1.2 billion increase in cost of sales in 2012 compared with 2011 was primarily due to the $1.2 billion incremental impact of Diversey’s cost of sales included in our results in the nine months ended September 30, 2012 as a result of the acquisition of Diversey in the fourth quarter of 2011.

Cost of sales for the nine months ended September 30, 2012 was also impacted by favorable foreign currency translation of $90 million. On a constant dollar basis, cost of sales decreased $60 million, including the impact of lower average raw material costs of $25 million.

Marketing, Administrative and Development Expenses

Marketing, administrative and development expense for the three and nine months ended September 30, 2012 and 2011 are included in the table below. The amounts for 2011 has been reclassified to conform to the 2012 presentation of these expenses as we now present the amortization of intangible assets as a separate line item on our condensed consolidated statement of operations.

	Three Months Ended September 30,		%		Nine Months Ended September 30,		%
	2012	2011	Change		2012	2011	Change
Marketing, administrative and development expenses	$429.2	$179.4	#	%	$1,343.8	$549.0	#	%
As a % of net sales	22.6%	14.4%			23.7%	15.3%

#	Denotes a variance greater than 100%.

Three Months Ended September 30, 2012 Compared With the Same Period of 2011

The $250 million increase in marketing, administrative and development expenses in 2012 compared with 2011 was primarily due to the $251 million incremental impact of Diversey’s marketing, administrative and development expenses included in our results in the three months ended September 30, 2012 as a result of the acquisition of Diversey in the fourth quarter of 2011. These expenses for the three months ended September 30, 2012 were also impacted by favorable foreign currency translation of $10 million. On a constant dollar basis, these expenses increased $9 million, including the impact of higher bad debt expense of $3 million and the impact of higher costs to support the increase in net sales mentioned above.

Nine months Ended September 30, 2012 Compared With the Same Period of 2011

The $795 million increase in marketing, administrative and development expenses in 2012 compared with 2011 was primarily due to the $796 million incremental impact of Diversey’s marketing, administrative and development expenses included in our results in the nine months ended September 30, 2012 as a result of the acquisition of Diversey in the fourth quarter of 2011. These expenses for the nine months ended September 30, 2012 were also impacted by favorable foreign currency translation of $17 million. On a constant dollar basis, these expenses increased $22 million including the impact of higher costs to support the increase in net sales mentioned above.

Amortization of Intangible Assets

Amortization of intangible assets for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		%		Nine Months Ended September 30,		%
	2012	2011	Change		2012	2011	Change
Amortization of intangible assets	$33.0	$2.5	#	%	$99.5	$7.5	#	%
As a % of net sales	1.7%	0.2%			1.8%	0.2%

#	Denotes a variance greater than 100%.

Three Months Ended September 30, 2012 Compared With the Same Period of 2011

The $31 million increase in amortization of intangible assets expenses in 2012 compared with 2011 was primarily due to the $29 million incremental impact of Diversey’s amortization of intangible assets, as a result of the acquisition of Diversey in the fourth quarter of 2011.

Nine months Ended September 30, 2012 Compared With the Same Period of 2011

The $92 million increase in amortization of intangible assets expenses in 2012 compared with 2011 was primarily due to the $90 million incremental impact of Diversey’s amortization of intangible assets, as a result of the acquisition of Diversey in the fourth quarter of 2011.

Impairment of Goodwill and Other Intangible Assets

In the three months ended September 30, 2012, we recorded an estimated pre-tax impairment charge of $1,334 million on the goodwill ($1,145 million) and trademark intangible asset ($189 million) related to our Diversey segment. See Note 8, “Goodwill and Identifiable Intangible Assets,” for information of the events and circumstances that lead to this impairment

Costs Related to the Acquisition of Diversey

We recorded transaction and integration costs directly related to the acquisition of Diversey of $1 million in the three months ended September 30, 2012 and $5 million in the nine months ended September 30, 2012. These costs primarily consist of professional and consulting fees. As discussed above, we have excluded these costs from our Adjusted EPS calculations in 2012. See Note 4, “Acquisition of Diversey Holdings, Inc.,” for further discussion of the acquisition.

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

See Note 10, “Restructuring Activities,” for further discussion of the charges and liabilities associated with this program.

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

As part of the planning for this reorganization, we recognized associated costs of $1 million in the three months ended September 30, 2012 and $12 million in the nine months ended September 30, 2012. These costs are included in marketing, administrative and development expenses in the condensed consolidated statements of operations.

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

Operating Profit

Management evaluates the performance of each reportable segment based on its operating profit, which is detailed in the table below.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2012	2011	Change	2012	2011	Change
Food Packaging	$68.5	$75.4	(9.2)%	$174.8	$200.3	(12.7)%
As a % of Food Packaging net sales	13.4%	14.2%		11.7%	13.3%
Food Solutions	31.9	29.4	8.5%	84.7	74.0	14.5%
As a % of Food Solutions net sales	12.5%	11.1%		11.5%	9.8%
Protective Packaging	48.5	48.5	—%	137.8	134.8	2.2%
As a % of Protective Packaging net sales	14.1%	13.4%		13.3%	12.8%
Diversey	29.6	—	# %	42.8	—	# %
As a % of Diversey net sales	4.2%	—%		2.0%	—%
Other	2.9	0.5	# %	9.6	3.4	# %
As a % of Other net sales	3.1%	0.6%		3.4%	1.2%

Total segments and other	181.4	153.8	17.9%	449.7	412.5	9.0%
As a % of net sales	9.5%	12.3%		7.9%	11.5%
Impairment of goodwill and other intangible assets related to the Diversey segment	1,334.3	—	#	1,334.3	—	#
Costs related to the acquisition of Diversey	1.3	24.1	#	4.8	30.7	#
Restructuring and other charges (1)	36.8	(0.2)	#	110.1	(0.2)	#

Operating (loss) profit	$(1,191.0)	$129.9	# %	(999.5)	$382.0	# %

As a % of net sales	(62.7)%	10.4%		(17.6)%	10.6%

#	Denotes a variance greater than or equal to 100%.
(1)	Restructuring and other charges by business segment was primarily in our Diversey segment in the three and nine months ended September 30, 2012.

Food Packaging Segment Operating Profit

Three Months Ended September 30, 2012 Compared With the Same Period of 2011

The 9% decline in Food Packaging’s operating profit was primarily attributable the unfavorable impact of the mix of products sold, which also contributed to under absorption of manufacturing costs in the period.

Nine Months Ended September 30, 2012 Compared With the Same Period of 2011

The 13% decline in Food Packaging’s operating profit was primarily due to the following items, which occurred in the first half of 2012:

•	unfavorable impact of a negotiated labor agreement in Argentina of $5 million;

•	certain costs associated with manufacturing consolidation activities of $4 million, including additional expenses related to maintenance, employee training and start-up inefficiencies; and

•	higher bad debt provisions of $2 million, including $1 million related to the receivables balances included in the impairment of equity method investment in a joint venture.

Food Solutions Segment Operating Profit

Three Months Ended September 30, 2012 Compared With the Same Period of 2011

The 9% increase in Food Solutions’ operating profit was primarily due to the impact of lower raw material costs, which also contributed to the increase in this segment’s operating profit as a percentage of net sales to 13% from 11%.

Nine months Ended September 30, 2012 Compared With the Same Period of 2011

The 15% increase in Food Solutions’ operating profit was primarily due to the impact of favorable product price/mix mentioned above, which also contributed to the increase in this segment’s operating profit as a percentage of net sales to 12% from 10%.

Protective Packaging Segment Operating Profit

Three Months Ended September 30, 2012 Compared With the Same Period of 2011

Protective Packaging’s operating profit was flat.

Nine months Ended September 30, 2012 Compared With the Same Period of 2011

The 2% increase in Protective Packaging’s operating profit was primarily due to the favorable impact of increased net sales discussed above.

Diversey Segment Operating Profit

Our Diversey segment reported a $30 million operating profit in the three months ended September 30, 2012 and a $43 million operating profit in the nine months ended September 30, 2012.

In addition to the results of Diversey mentioned above, the segment’s operating profit results also reflected the following items:

•	amortization of intangible assets of $29 million in the three months ended September 30, 2012 and $90 million in the nine months ended September 30, 2012; and

•

charges related to prior restructuring programs of $18 million in nine months ended September 30, 2012, including associated costs related to the EPC of $12 million in the nine months ended September 30, 2012. These costs were not material in the three months ended September 30, 2012.

In the three months ended September 30, 2012, we recorded an estimated pre-tax charge of $1,334 million for impairment on the goodwill and trademark related to this segment. See Note 9, “Goodwill and Other Intangible Assets,” for further details.

Interest Expense

Interest expense includes the stated interest rate on our outstanding debt, as well as the net impact of capitalized interest, the effects of interest rate swaps and the amortization of capitalized senior debt issuance costs, bond discounts, and terminated treasury locks.

The following table details our interest expense.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2012	2011	Change	2012	2011	Change
Interest expense on the amount payable for the Settlement agreement	$11.4	$10.8	6	$34.3	$32.4	6
Interest expense on our senior notes:
5.625% Senior Notes due July 2013	5.3	5.1	4	15.9	15.5	3
12% Senior Notes due February 2014	3.8	3.6	6	11.4	10.9	5
Term Loan A due October 2016	8.4	—	#	26.4	—	#
7.875% Senior Notes due June 2017	8.3	8.3	—	25.0	24.9	—
Term Loan B due October 2018	16.7	—	#	50.0	—	#
8.125% Senior Notes due September 2019	15.6	—	#	46.7	—	#
8.375% Senior Notes due September 2021	15.9	—	#	47.8	—	#
6.875% Senior Notes due July 2033	7.7	7.7	—	23.2	23.2	—
Revolving credit facility	1.0	—	#	3.0	—	#
Other interest expense	4.0	2.3	74	11.4	6.5	75
Less: capitalized interest	(1.6)	(1.2)	(33)	(3.9)	(2.9)	(34)

Total	$96.5	$36.6	#	$291.2	$110.5	#

#	Denotes a variance greater than 100%.

Other Income (Expense), net

See Note 18, “Other Income (Expense), net,” for the components and details of other expense, net and discussion of our impairment of equity method investment.

Income Taxes

Our loss before income taxes from continuing operations for the three month and nine month periods ended September 30, 2012 was reduced by an income tax benefit of $48 million and $55 million, respectively (an effective income tax benefit rate of 4% in each period). The tax benefit for the three month and nine month periods was 4% because our net loss resulted from an impairment charge, substantially all of which related to non-deductible goodwill, with no corresponding tax benefit. Our core tax rate for the three month and nine month periods was 32% and 28%, respectively. Our tax provision for both the three month and nine month periods benefitted from earnings in jurisdictions with low tax rates and losses in jurisdictions, such as the U.S., with high tax rates, as well as favorable settlements of certain tax disputes totaling $2 million in the three months ended September 30, 2012 and $12 million in the nine months ended September 30, 2012. The favorable factors were partially offset by losses in jurisdictions where we did not have any tax benefit due to the applicable tax rate or valuation allowances.

Our effective income tax rate was 26% for the three months ended September 30, 2011 and 27% for the nine months ended September 30, 2011. For both the three month and nine month periods ended September 30, 2011, our effective income tax rate was lower than the statutory U.S. federal income tax rate of 35% primarily due to our lower net effective income tax rate on foreign earnings, our domestic manufacturing deduction and certain U.S. tax credits, partially offset by state income taxes and non-deductible acquisition costs related to our acquisition of Diversey.

We expect a loss before income taxes from continuing operations for the 2012 year as a result of the non-deductible goodwill impairment charge with a nominal tax benefit. We currently anticipate a core tax rate of approximately 29% for 2012. Our final core rate for the year may be higher or lower than our core rate for the nine months ended September 30, 2012 depending on, among other factors, our mix of foreign earnings and losses.

Our effective tax rate also depends on the realization of our deferred tax assets, net of our valuation allowances. We have deferred tax assets related to the Settlement agreement, other accruals not yet deductible for tax purposes, foreign tax credits, U.S. and foreign net operating loss carry forwards and investment tax allowances, employee benefit items, and other items. Our largest deferred tax asset relates to our Settlement agreement as defined in Note 15, “Commitments and Contingencies.”

We have established valuation allowances to reduce our deferred tax assets to an amount that is more likely than not to be realized. Our ability to utilize our deferred tax assets depends in part upon our ability to generate future taxable income during the periods in which these temporary differences reverse or our ability to carry back any losses created by the deduction of these temporary differences. We expect to realize these assets over an extended period. If we are unable to generate sufficient future taxable income in the U.S. and certain foreign jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. Our tax benefit with respect to the Settlement agreement may be significantly reduced resulting in an increased tax expense if the funding of the Settlement agreement occurs later than 2013 or the price of our common stock at the time of funding of the Settlement agreement is less than $17.86 per share. These conditions could result in a significant increase in our effective tax rate and could have a material adverse effect on our consolidated results of operations in the periods in which these conditions occur. In addition, changes in statutory tax rates or other new legislation or regulation may change our deferred tax assets or liability balances, with either favorable or unfavorable impact on our effective tax rate.

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

We currently expect to fund a substantial portion of this payment when it becomes due by using accumulated cash and cash equivalents with the remainder from our committed credit facilities. Our new Credit Facility is available for general corporate purposes, including the payment of the amounts required upon effectiveness of the Settlement agreement. See “Principal Sources of Liquidity” below. The cash payment of $513 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. This accrued interest was $352 million at September 30, 2012 and is recorded in Settlement agreement and related accrued interest on our condensed consolidated balance sheet. The total liability on our condensed consolidated balance sheet was $866 million at September 30, 2012. In addition, the Settlement agreement provides for the issuance of 18 million shares of our common stock. Since the impact of issuing these shares is dilutive to our EPS, under U.S. GAAP, they are included in our diluted weighted average number of common shares outstanding in our calculation of EPS if the impact of including these shares is dilutive. See Note 17, “Net (Loss) Earnings Per Common Share,” for details of our calculation of EPS.

Tax benefits resulting from the anticipated funding of the Settlement agreement were recorded as a $397 million deferred tax asset on our condensed consolidated balance sheet as of September 30, 2012. This deferred tax asset reflects the cash portion of the Settlement agreement and related accrued interest and the value of the 18 million shares of our common stock at the post-split price of $17.86 per share, which was the price when the Settlement agreement was reached in 2002. The amount and timing of our future potential cash tax benefits could vary depending on when we fund the Settlement agreement, the amount of cash we pay and various facts and circumstances at the time of funding under the Settlement agreement, including the price of our common stock, our tax position and the applicable tax codes. For example, our cash tax benefit may be significantly reduced if the funding of the Settlement agreement occurs later than anticipated or the price of our common stock at the time of funding is less than $17.86 per share. In addition, our ability to utilize this deferred tax asset depends in part upon our future operating results. We expect to realize this asset over an extended period. If we are unable to generate sufficient U.S. taxable income we could be required to increase our valuation allowance against this deferred tax asset and we may not realize the full cash tax benefit relating to this asset. This could result in a significant increase in our effective tax rate and could have a material adverse effect on our consolidated results of operations in the periods in which these conditions occur. Changes in statutory tax rates or other new legislation or regulation may also change our deferred tax assets or liability balances, with either favorable or unfavorable impact on our effective tax rate.

While the Bankruptcy Court and the District Court have confirmed the PI Settlement Plan, parties have appealed or otherwise challenged the PI Settlement Plan and the opinions and orders entered by the Bankruptcy Court and the District Court confirming the PI Settlement Plan. These matters may be subject to further appeal, challenge, and proceedings before the District Court, the Third Circuit Court of Appeals, or other courts. Parties have designated various issues to be considered in challenging the PI Settlement Plan and the opinions and orders entered by the Bankruptcy Court and the District Court, including (without limitation) issues relating to releases and injunctions contained in the PI Settlement Plan. We will continue to review the Grace bankruptcy proceedings (including appeals and other proceedings relating to the PI Settlement Plan or to the opinions and orders entered by the Bankruptcy Court and the District Court confirming the PI Settlement Plan), as well as any amendments or other changes to the PI Settlement Plan or to the opinions and orders entered by the Bankruptcy Court and the District Court confirming the PI Settlement Plan, to verify compliance with the Settlement agreement. We do not know whether or when a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) will become effective or whether the final plan will be consistent with the terms of the Settlement agreement.

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

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 15, “Commitments and Contingencies,” is incorporated herein by reference.

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

We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, including all of the items mentioned above, and the cash payment under the Settlement agreement should it become payable within the next 12 months. We also are aligning our core business and in the process of a portfolio rationalization, which could generate up to $500 million of cash, including the proceeds from the sale of our Diversey operations in Japan, by the third quarter of 2013 and create an opportunity to accelerate deleveraging.

In connection with the funding of the cash consideration for the acquisition and the repayment of existing indebtedness of Diversey, and to provide ongoing liquidity, on October 3, 2011, we entered into the Credit Facility. See Note 11, “Debt and Credit Facilities,” for further details.

We intend to amend and restate our Credit Facility. The proposed changes provide that (i) the term loan B facilities will be refinanced and the interest margins on such loans will decrease, (ii) the Japanese term loan A facility will be refinanced on substantially the same terms, (iii) the financial maintenance covenant of Consolidated Net Debt to Consolidated EBITDA (as defined in the Credit Facility) will be adjusted to provide additional flexibility for the Company and (iv) other amendments to be agreed will be implemented. There can be no assurance that such amendment will occur or that the terms of the amendment will be as we intend. Additionally, if we judge market conditions to be favorable, we intend to refinance certain of our existing notes through new debt financings in the near future, although there can be no assurance that such refinancings will occur at all or will occur on terms favorable to us.

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents.

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$540.8	$703.6

See “Analysis of Historical Cash Flows” below.

Over the past five years, our legacy business and Diversey’s legacy business has generated higher cash flows from operations in the second half of the year as compared with the first half of the year.

Lines of Credit

Our Credit Facility may be used for working capital needs and general corporate purposes, including the payment of the amounts required upon effectiveness of the Settlement agreement. We did not use our Credit Facility in the nine months ended September 30, 2012 and there were no amounts outstanding under the Credit Facility at September 30, 2012 and December 31, 2011. See Note 11, “Debt and Credit Facilities,” for further details.

Accounts Receivable Securitization Program

At September 30, 2012, we had $118 million available to us under the program, and we did not utilize this program in 2012. See Note 9, “Accounts Receivable Securitization Program,” for information concerning this program.

Covenants

At September 30, 2012, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 11, “Debt and Credit Facilities.”

Debt Ratings

Our cost of capital and ability to obtain external financing may be affected by our debt ratings, which the credit rating agencies review periodically. The table below details our credit ratings by rating agency.

	Moody’s Investor Services	Standard & Poor’s
Corporate Rating	Ba3	BB-
Senior Unsecured Rating	B1	BB-
Senior Secured Credit Facility Rating	Ba1	BB
Outlook	Stable	Stable

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

Analysis of Historical Cash Flows

The following table shows the changes in our consolidated cash flows.

	Nine Months Ended September 30
	2012	2011
Net cash provided by operating activities from continuing operations	$64.7	$277.0
Net cash used in investing activities from continuing operations	(97.1)	(71.4)
Net cash used in financing activities from continuing operations	(156.1)	(84.4)

Net Cash Provided by Operating Activities from Continuing Operations

Nine Months Ended September 30, 2012

Net cash provided by operating activities from continuing operations was $65 million in 2012. Net loss adjusted for non-cash items was $276 million, which included depreciation and amortization of $231 million and share-based incentive compensation of $32 million. Changes in operating assets and liabilities resulted in net cash usage of $211 million primarily due to the following:

•	increase in inventories, net of $89 million, primarily due to our seasonal increases mainly in North America and Latin America; and

•	a decrease in operating assets and liabilities of $122 million, primarily due to:

•	a decrease in receivables, net, of $63 million, primarily due to normal seasonal trends; and

•	an increase in accounts payable of $17 million due to timing of payments.

Nine Months Ended September 30, 2011

Net cash provided by operating activities from continuing operations in 2011 was primarily attributable to net earnings adjusted to reconcile to net cash provided by operating activities of $356 million, which primarily includes adjustments for depreciation and amortization, costs related to the acquisition of Diversey and share-based incentive compensation expenses. Net cash provided by changes in operating assets and liabilities resulted in a net cash use of $79 million in 2011. This net cash use was primarily due to an increase in cash used for inventories of $91 million and cash used for receivables, net, of $22 million. The higher inventory level reflected the rise in average petrochemical-based raw material costs in 2011 and a build up in inventories in anticipation of increased sales volumes from normal seasonality in some of our businesses. The increase in cash used for receivables was consistent with our constant dollar net sales growth in 2011. These factors were partially offset by cash provided by income taxes payable and accounts payable, primarily due to the timing of payments.

Net Cash Used in Investing Activities from Continuing Operations

Nine Months Ended September 30, 2012

Net cash used in investing activities from continuing operations in 2012 primarily consisted of capital expenditures of $98 million, including $8 million used in connection with our 2011-2014 Integration and Optimization Program.

Nine Months Ended September 30, 2011

Net cash used in investing activities from continuing operations in 2011 primarily consisted of capital expenditures of $78 million primarily for the maintenance of property, plant and equipment, productivity improvements and capacity expansions to support the growth in net sales.

Net Cash Used in Financing Activities from Continuing Operations

Nine Months Ended September 30, 2012

Net cash used in financing activities from continuing operations in 2012 was $156 million primarily for prepayments of our 2013 term loan installments of $89 million and dividends paid on our common stock of $76 million.

Nine Months Ended September 30, 2011

Net cash used in financing activities from continuing operations in 2011 was primarily due to the following:

•	the cash payment of quarterly dividends of $62 million; and

•

the acquisition of 0.5 million shares of common stock with a fair market value of $13 million that were withheld from employees to satisfy their minimum tax withholding obligations under our 2005 contingent stock plan.

Changes in Working Capital

	September 30, 2012	December 31, 2011	Decrease
Working capital (current assets less current liabilities)	$566.1	$844.0	$(277.9)
Current ratio (current assets divided by current liabilities)	1.2x	1.3x
Quick ratio (current assets, less inventories divided by current liabilities)	0.9x	1.0x

The $278 million, or 33%, decrease in working capital in the nine months ended September 30, 2012 was primarily due to the classification of current maturity of long-term debt, cash used to pay for non-current items, including $183 million of cash used for the prepayments of our term loan installments and net cash used for investing activities.

Changes in Stockholders’ Equity

The $1,252 million, or 42%, decrease in stockholders’ equity in the nine months ended September 30, 2012 was primarily due to the decrease in retained earnings of $1,328 million, which reflects our net loss, including the estimated impairment charge related to goodwill and other intangible assets of $1,262 million, net of taxes, we recorded in the third quarter of 2012.

Derivative Financial Instruments

Interest Rate Swaps

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 12, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps” is incorporated herein by reference.

Foreign Currency Forward Contracts

At September 30, 2012, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 12, “Derivatives and Hedging Activities,” is incorporated herein by reference.

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

At September 30, 2012, we had no outstanding interest rate swaps, outstanding collars or options.

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 12, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps” is incorporated herein by reference.

See Note 13, “Fair Value Measurements and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $116 million in the fair value of the total debt balance at September 30, 2012. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.

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

For the nine months ended September 30, 2012, less than 2% of our consolidated net sales and operating income were derived from our businesses in Venezuela. As of September 30, 2012, we had net assets of $37 million in Venezuela, which primarily consisted of cash and cash equivalents of $29 million. Also, as of September 30, 2012, our Venezuelan subsidiaries had a negative cumulative translation adjustment balance of $52 million.

Foreign Currency Forward Contracts

We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at September 30, 2012 would have caused us to pay approximately $46 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.

Our foreign currency forward contracts are described in Note 12, “Derivatives and Hedging Activities,” which information is incorporated herein by reference.

We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to changes in foreign exchange rates and interest rate and currency swaps related to certain financing transactions. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At September 30, 2012, we had no foreign exchange options or interest rate and currency swap agreements outstanding.

Outstanding Debt

Our outstanding debt is generally denominated in the functional currency of the borrower. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $625 million at September 30, 2012 and $674 million at December 31, 2011.

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

Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was $5 million in the three months ended September 30, 2012, $1 million in the three months ended September 30, 2011, $12 million for the nine months ended September 30, 2012 and $5 million for the nine months ended September 30, 2011. The allowance for doubtful accounts was $23 million at September 30, 2012 and $16 million at December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 15, “Commitments and Contingencies,” which is incorporated herein by reference. See also Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K, as subsequently updated by our Quarterly Reports on Form 10-Q for the fiscal year ended December 31, 2011 as well as the information incorporated by reference in that item.

Item 1A. Risk Factors.

See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the Company’s 2011 Annual Report on Form 10-K. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

If the Settlement agreement (as defined in Note 15, “Commitments and Contingencies”) is not implemented, we will not be released from the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against us arising from a 1998 transaction with Grace. We do not control the timing of the cash payment required from us under the Settlement agreement. We are also a defendant in a number of asbestos-related actions in Canada arising from Grace’s activities in Canada prior to the 1998 transaction.

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

On January 30, 2012, the District Court issued a memorandum opinion (the “Original District Court Opinion”) and confirmation order (the “Original District Court Confirmation Order”) overruling all objections to the PI Settlement Plan and confirming the PI Settlement Plan in its entirety (including the issuance of the injunction under Section 524(g) of the Bankruptcy Code). On February 3, 2012, Garlock Sealing Technologies LLC (“Garlock”) filed a motion (the “Garlock Reargument Motion”) with the District Court requesting that the District Court grant reargument, rehearing, or otherwise amend the Original District Court Opinion and the Original District Court Confirmation Order insofar as they overruled Garlock’s objections to the PI Settlement Plan. On February 13, 2012, the Company, Cryovac, and Fresenius Medical Care Holdings, Inc. filed a joint motion (the “Sealed Air/Fresenius Motion”) with the District Court. The Sealed Air/Fresenius Motion did not seek to disturb confirmation of the PI Settlement Plan but requested that the District Court amend and clarify certain matters in the Original District Court Opinion and the Original District Court Confirmation Order. Also on February 13, 2012, Grace and the other proponents of the PI Settlement Plan filed a motion (the “Plan Proponents’ Motion”) with the District Court requesting certain of the same amendments and clarifications sought by the Sealed Air/Fresenius Motion. On February 27, 2012, certain asbestos claimants known as the “Libby Claimants” filed a response to the Sealed Air/Fresenius Motion and the Plan Proponents’ Motion (the “Libby Response”). The Libby Response did not oppose the Sealed Air/Fresenius Motion or the Plan Proponents’ Motion but indicated, among other things, that: (a) the Libby Claimants had reached a settlement in principle of their objections to the PI Settlement Plan but that this settlement had not become effective and (b) the

Libby Claimants reserved their rights with respect to the PI Settlement Plan pending the effectiveness of the Libby Claimants’ settlement. On April 20, 2012, as part of a more global settlement, Grace filed a motion with the Bankruptcy Court seeking, among other things, approval of settlements with the Libby Claimants and BNSF. The settlements with the Libby Claimants and BNSF were approved by order of the Bankruptcy Court dated June 6, 2012. Thereafter, the appeals of the Libby Claimants and BNSF with respect to the PI Settlement Plan were dismissed by orders of the United States Court of Appeals for the Third Circuit (the “Third Circuit Court of Appeals”) dated September 24, 2012 and October 4, 2012. The District Court held a hearing on May 8, 2012, to consider the Garlock Reargument Motion. On May 29, 2012, Anderson Memorial Hospital (“Anderson Memorial”) filed a motion seeking relief from, and reconsideration of, the Original District Court Opinion and the Original District Court Confirmation Order (the “Anderson Relief Motion”). In the Anderson Relief Motion, Anderson Memorial argued that a May 18, 2012, decision by the Third Circuit Court of Appeals in a case called Wright v. Owens-Corning undermined the District Court’s conclusion that (a) the PI Settlement Plan was feasible and (b) the asbestos property damage injunction and trust included in the PI Settlement Plan were appropriate. Objections to the Anderson Relief Motion were filed by Grace and the other proponents of the PI Settlement Plan, and by the representative of future asbestos property damage claimants appointed in the Grace bankruptcy proceedings. On June 11, 2012, the District Court entered a consolidated order (the “Consolidated Order”) granting the Sealed Air/Fresenius Motion, the Plan Proponents’ Motion, and the Garlock Reargument Motion, and providing for amendments to the Original District Court Opinion and the Original District Court Confirmation Order. Although the Consolidated Order granted the Garlock Reargument Motion, it did not constitute the District Court’s agreement with Garlock’s objections to the PI Settlement Plan, which the District Court continued to overrule. Also on June 11, 2012, the District Court entered an amended memorandum opinion (the “Amended District Court Opinion”) and confirmation order (the “Amended District Court Confirmation Order”) overruling all objections to the PI Settlement Plan, reflecting amendments described in the Consolidated Order, and confirming the PI Settlement Plan in its entirety (including the issuance of the injunction under Section 524(g) of the Bankruptcy Code). Thereafter, on July 23, 2012, the District Court issued a memorandum opinion and an order denying the Anderson Relief Motion. Parties have appealed the Amended District Court Opinion and the Amended District Court Confirmation Order to the Third Circuit Court of Appeals.

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

Although Grace publicly indicated its intent to seek to emerge from bankruptcy before the appeals are fully and finally resolved, it subsequently indicated that it was not able to receive the necessary consents and waivers to do so, including from the Company. Grace has further indicated that, with an appeals process before the Third Circuit Court of Appeals, its target date to emerge from bankruptcy is the fourth quarter of 2013; however, there can be no assurance that this timing for emergence will be correct. Consistent with our Settlement agreement, we are prepared to pay the Settlement amount directly to the asbestos trusts to be established under section 524(g) of the Bankruptcy Code once the conditions of the Settlement agreement are fully satisfied. Among those conditions is that approval of an appropriate Grace bankruptcy plan – containing all releases, injunctions, and protections required by the Settlement agreement – be final and not subject to any appeal. Given the pending appeals (which include, without limitation, challenges to the injunctions and releases in the PI Settlement Plan), the condition that approval of the PI Settlement Plan be final and not subject to any appeal has not been satisfied at this time. The Company has not waived this, or any other, condition of the Settlement agreement nor can there be any assurance that each of the parties whose consent or waiver is required for Grace to emerge from bankruptcy while the appeals are pending will provide such consent or waiver.

While the Bankruptcy Court and the District Court have confirmed the PI Settlement Plan, we do not know whether or when the Third Circuit Court of Appeals will affirm the Amended District Court Confirmation Order or the Amended District Court Opinion, whether or when the Bankruptcy and Amended District Court Opinions or the Bankruptcy and Amended District Court Confirmation Orders will become final and no longer subject to appeal, or whether or when a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) will become effective. Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) is confirmed by the Bankruptcy Court and the District Court, and does become effective, we do not know whether the final plan of reorganization will be consistent with the terms of the Settlement agreement or if the other conditions to our obligation to pay the Settlement agreement amount will be met. If these conditions are not satisfied or not waived by us, we will not be obligated to pay the amount contemplated by the Settlement agreement. However, if we do not pay the Settlement agreement amount, we and our affiliates will not be released from the various claims against us. We will continue to review and monitor the progress of the Grace bankruptcy proceedings (including appeals and other proceedings relating to the PI Settlement Plan, the Bankruptcy and Amended District Court Opinions, and the Bankruptcy and Amended District Court Confirmation Orders), as well as any amendments or changes to the PI Settlement Plan or to Bankruptcy and Amended District Court Opinions and Confirmation Orders, to verify compliance with the Settlement agreement.

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

For further information concerning these matters, see Note 15, “Commitments and Contingencies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended September 30, 2012, the average price paid per share and the maximum number of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Share Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
Balance as of June 30, 2012				15,546,142
July 1, 2012 through July 31, 2012	3,109	—	—	15,546,142
August 1, 2012 through August 31, 2012	8,600	—	—	15,546,142
September 1, 2012 through September 30, 2012	—	—	—	15,546,142

Total	11,709	$—	—	15,546,142

(1)	We did not purchase any shares during the quarter ended September 30, 2012 pursuant to our publicly announced program (described below). We did acquire shares by means of (a) shares withheld from awards under our 2005 contingent stock plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan and (b) shares reacquired pursuant to the forfeiture provision of our 2005 contingent stock plan. (See table below.) We report price calculations in column (b) in the table above only for shares purchased as part of our publicly announced program, when applicable, including commissions. For shares withheld for tax withholding obligations or other legally required charges, we withhold shares at a price equal to their fair market value. We do not make payments for shares reacquired by the Company pursuant to the forfeiture provision of the 2005 contingent stock plan as those shares are simply forfeited.

Period	Shares withheld for tax obligations and charges	Average withholding price for shares in column “a”	Forfeitures under 2005 Contingent Stock Plan	Total
	(a)	(b)	(c)	(d)
July 2012	3,109	$15.54	—	3,109
August 2012	—	—	8,600	8,600
September 2012	—	—	—	—

Total	3,109		8,600	11,709

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

Item 5. Other Information.

Departure of Directors or Certain Officers.

Effective November 5, 2012, Jeffrey S. Warren, Controller of Sealed Air Corporation, retired from the Company for personal reasons.

Amendment to Articles of Incorporation or Bylaws.

Effective September 1, 2012, the Board of Directors of the Company amended the Company’s by-laws to: (a) add a chair of the board position; and (b) grant the chair of the board the right to call special meetings and emergency meetings of the board of directors. The Amended and Restated By-laws are attached to this Quarterly Report on Form 10-Q as Exhibit 3.2.

Item 6.	Exhibits.

Exhibit Number	Description
2.1	Equity Interest Purchase Agreement, dated as of October 30, 2012, by and between Sealed Air Corporation, Sealed Air Netherlands Holdings V B.V., and DC Co., Ltd. (Exhibit 2.1 to the Company’s Current Report on Form 8-K, Date of Report October 30, 2012, File No. 1-12139, is incorporated herein by reference.)

3.1	Unofficial Composite Amended and Restated Certificate of Incorporation of the Company as currently in effect. (Exhibit 3.1 to the Company’s Registration Statement on Form S-3, Registration No. 333-108544, is incorporated herein by reference.)

3.2	Amended and Restated By-Laws of the Company as currently in effect.

3.3	Amendment to Amended and Restated By-Laws of the Company.

10.1	Employment Agreement, dated August 28, 2012 between Jerome A. Peribere and the Company. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report August 29, 2012, File No. 1-12139, is incorporated herein by reference.)

31.1	Certification of William V. Hickey pursuant to Rule 13a-14(a), dated November 9, 2012.

31.2	Certification of Carol P. Lowe pursuant to Rule 13a-14(a), dated November 9, 2012.

32	Certification of William V. Hickey and Carol P. Lowe, pursuant to 18 U.S.C. § 1350, November 9, 2012.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

Sealed Air Corporation

Date: November 9, 2012	By:	/s/ Carol P. Lowe
Carol P. Lowe
Senior Vice President and Chief Financial Officer (Duly Authorized Executive Officer and Principal Financial Officer)