Form 10-K
period 2012-12-31
SEALED AIR CORP/DE
filed 2013-03-01
CIK 1012100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, June 29, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,933,000,000, based on the closing sale price as reported on the New York Stock Exchange.

There were 194,595,896 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of January 31, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders, to be held on May 16, 2013, are incorporated by reference into Part II and Part III of this Form 10-K.

SEALED AIR CORPORATION AND SUBSIDIARIES

Cautionary Notice Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition and results of operations. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, costs, plans and objectives are forward-looking statements. The U.S. Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking statements so that investors can better understand a company’s future prospects and make informed investment decisions. Some of our statements in this report, in documents incorporated by reference into this report and in our future oral and written statements may be forward-looking. These statements reflect our beliefs and expectations as to future events and trends affecting our business, our consolidated financial condition and results of operations. These forward-looking statements are based upon our current expectations concerning future events and discuss, among other things, anticipated future financial performance and future business plans. Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside our control, that could cause actual results to differ materially from these statements. Forward-looking statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will” and similar expressions. Examples of these forward-looking statements include projections regarding our financial performance such as those in the “Components of Change in Net Sales” and “Cost of Sales” sections of our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: the implementation of our Settlement agreement regarding the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against the Company arising from a 1998 transaction with W. R. Grace & Co.; global economic and political conditions; credit ratings; changes in raw material pricing and availability; changes in energy costs; competitive conditions and contract terms; currency translation and devaluation effects, including in Venezuela; the success of our financial growth, profitability, cash generation and manufacturing strategies and our cost reduction and productivity efforts; the effects of animal and food-related health issues; pandemics; consumer preferences; environmental matters; regulatory actions and legal matters; successful integration and the other information referenced below under Item 1A, “Risk Factors.” Except as required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Non-U.S. GAAP Information

In our MD&A, we present financial information in accordance with Generally Accepted Accounting Principles in the United States of America, (“U.S. GAAP”). In addition, we present financial information that does not conform to U.S. GAAP, which we refer to as non-U.S. GAAP, as our management believes it is useful to investors. In addition, non-U.S. GAAP measures are used by management to review and analyze our operating performance and, along with other data, as internal measures for setting annual budgets and forecasts, assessing financial performance, providing guidance and comparing our financial performance with our peers. The non-U.S. GAAP information has limitations as an analytical tool and should not be considered in isolation from or as a substitute for U.S. GAAP information. It does not purport to represent any similarly titled U.S. GAAP information and is not an indicator of our performance under U.S. GAAP. Further, non-U.S. GAAP financial measures that we present may not be comparable with similarly titled measures used by others. Investors are cautioned against placing undue reliance on these non-U.S. GAAP measures. Further, investors are urged to review and consider carefully the adjustments made by management to the most directly comparable U.S. GAAP financial measure to arrive at these non-U.S. GAAP financial measures.

Our management may assess our financial results, such as gross profit, operating profit and diluted net earnings per common share (“EPS”), both on a U.S. GAAP basis and on an adjusted non-U.S. GAAP basis. Examples of some other supplemental financial metrics our management will also use to assess our financial performance include Earnings before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”), Adjusted EBITDA and Adjusted EPS. These non-U.S. GAAP financial measures provide management with additional means to understand and evaluate the core operating results and trends in our ongoing business by eliminating certain one-time expenses and/or gains (which may not occur in each period presented) and other items that management believes might otherwise make comparisons of our ongoing business with prior periods and peers more difficult, obscure trends in ongoing operations or reduce management’s ability to make useful forecasts. Our non-U.S. GAAP financial measures may also be considered in calculations of our performance measures set by the Organization and Compensation Committee of our Board of Directors for purposes of determining incentive compensation.

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

PART I

Item 1. Business

Sealed Air Corporation, a corporation organized under the laws of Delaware, is a global leader in food safety and security, facility hygiene and product protection. We serve an array of end markets including food and beverage processing, food service, retail, health care and industrial, commercial and consumer applications. We have widely recognized and inventive brands such as Bubble Wrap® brand cushioning, Cryovac® brand food packaging solutions and Diversey® brand cleaning and hygiene solutions. Our focus is on achieving net sales growth through geographic expansion, new and expanded relationships with customers and demonstrating the strength of our sustainability value proposition.

Sealed Air was founded in 1960. We conduct substantially all of our business through three wholly-owned subsidiaries, Cryovac, Inc., Sealed Air Corporation (US) and Diversey, Inc. (“Diversey”). Throughout this Annual Report on Form 10-K, when we refer to “Sealed Air,” the “Company,” “we,” “us” or “our,” we are referring to Sealed Air Corporation and all of our subsidiaries, except where the context indicates otherwise. Please refer to Part II, Item 8, “Financial Statements and Supplementary Data” for financial information about the Company and its subsidiaries, which is incorporated herein by reference. Also, when we cross reference to a “Note,” we are referring to our “Notes to Consolidated Financial Statements,” unless the context indicates otherwise.

We are a leading global innovator in the applications we serve and we differentiate ourselves through our:

•	extensive global reach, by which we leverage our strengths across our operations in 62 countries to reach customers in over 175 countries;

•	approximately 25,000 employees representing industry-leading expertise in packaging design, sales, service and engineering, hygiene and sanitation solutions, and in food science;

•

leading brands, such as our Bubble Wrap® brand cushioning, Jiffy® protective mailers, Instapak® foam-in-place systems, Cryovac® packaging technology, and Diversey® and TASKI® brand cleaning and hygiene solutions;

•	technology leadership with an emphasis on proprietary technologies;

•	total systems offering that includes specialty materials and formulations, equipment systems and services; and

•	solid cash flow generation from premium solutions to meet our customers’ needs, productivity improvements, working capital management and an asset-light business model.

In 2012, our operations generated approximately 65% of our revenue from outside the United States, including approximately 24% of our revenue from developing regions. These developing regions are Africa, Asia (excluding Japan and South Korea), Central and Eastern Europe, and Latin America.

Recent Events

Impairment of Goodwill and Other Intangible Assets

During 2012, we recorded non-cash charges for impairment of goodwill and other intangible assets totaling $1.9 billion. This impairment does not result in any future cash expenditures, impact liquidity, affect the ongoing business or financial performance of the Company, or impact compliance with our debt covenants. See Note 8, “Goodwill and Identifiable Intangible Assets,” for further discussion of our goodwill and identifiable intangible assets.

New Segment Structure

During the fourth quarter of 2012, we began to operate under three new business divisions for our segment reporting structure: Food & Beverage, Institutional & Laundry and Protective Packaging, and an “Other” category, which includes our Medical Applications and New Venture Businesses. This new structure replaced our legacy seven business unit structure. See “Segments” below for further details of our segment structure.

Issuance of 6.50% Senior Notes due 2020

On November 28, 2012, we completed an offering of $425 million aggregate principal amount of 6.50% senior notes due 2020 (the “2020 Notes”). We used the net proceeds of the offering, along with cash on hand, to purchase all of our outstanding $400 million 5.625% Senior Notes due 2013 (the “2013 Notes”) pursuant to a tender offer for an aggregate purchase price of $421 million plus accrued and unpaid interest. See Note 12, “Debt and Credit Facilities” for further details of our senior notes activities.

Sale of Diversey G.K.

On November 14, 2012, we completed the sale Diversey G.K. (“Diversey Japan”), an indirect subsidiary of Diversey, Inc. to an investment vehicle of The Carlyle Group (“Carlyle”) for gross proceeds of $323 million, including certain purchase price adjustments. After transaction costs of $10 million, we used substantially all of the net proceeds of $313 million to prepay a portion of our term loans outstanding under our senior secured credit facilities. We recorded a pre-tax gain on the sale of $211 million ($179 million net of tax) which is included in net gain on sale of discontinued operations in the consolidated statement of operations for the year ended December 31, 2012.

The operating results of Diversey Japan were reclassified to discontinued operations, net of tax, on the consolidated statements of operations for the years ended December 31, 2012 and 2011, and the assets and liabilities of the Diversey Japan operations were reclassified to assets and liabilities held for sale as of December 31, 2011. See Note 3, “Divestiture,” for details of our sale of Diversey Japan.

Amended Credit Facility

We amended and refinanced our credit facility to (a) reduce Term Loan B interest rates, (b) gain additional flexibility on financial covenant, and (c) amend certain other terms. See Note 12, “Debt and Credit Facilities,” for further details of our amended credit facility.

Quarterly Cash Dividends

We declared and paid quarterly cash dividends of $0.13 per common share on March 16, 2012 to stockholders of record at the close of business on March 2, 2012, on June 15, 2012 to stockholders of record at the close of business on June 1, 2012, on September 14, 2012 to stockholders of record at the close of business on August 31, 2012 and on December 14, 2012 to stockholders of record at the close of business on November 30, 2012. We used available cash totaling $101 million to pay these quarterly cash dividends.

On February 14, 2013, our Board of Directors declared a quarterly cash dividend of $0.13 per common share payable on March 15, 2013 to stockholders of record at the close of business on March 1, 2013. The estimated amount of this dividend payment is $25 million based on 195 million shares of our common stock issued and outstanding as of January 31, 2013.

Our Business Strategies

We seek to enhance our position as a leading global provider of innovative packaging and hygiene solutions that our customers use to improve safety, efficiency and sustainability within their operations by focusing on six strategic priorities:

1.	Maintaining and extending our technological leadership, expertise and our sustainability value proposition:

We continue to expand our presence in both existing and new end market applications by focusing on innovative products and solutions that bring measurable, sustainable value to our customers while also meeting the demands for cost and performance. Our solutions enhance topline growth for customers; reduce costs through operational efficiency, water reduction and waste prevention; and mitigate risks.

As part of our SmartLife™ initiative, we look beyond the single product or service to consider the value chain where the solution is part of a broader lifecycle involving sourcing, distribution, use and even disposal. In addition, we will leverage the value our internal expertise brings to customers to generate new revenue streams and greater profitability.

2.	Better aligning ourselves with the right customers and markets:

As part of our ongoing business portfolio review, we are committed to identifying earlier and more definitively those customers and markets that offer us the best opportunity to deliver value added solutions and services that are sufficiently differentiated and valued in the marketplace. In addition, we are committed to leveraging our strengths to enhance our position with our food and beverage customers. By doing so, we improve access to a more secure food supply chain – one that is safer and more nutritious; more efficient and less wasteful.

3.	Accelerating our penetration and rate of growth in developing regions:

With an international focus and extensive geographic footprint aligned to our greatest growth opportunities, we will combine our local market knowledge with our broad portfolio and strengths in innovation and customer service to grow in developing regions. Urbanization, global trade, increased protein consumption and the ongoing conversion to safer and hygienically packaged foods and goods are key secular trends that underpin our confidence in our ability to grow rapidly in these parts of the world.

4.	Focusing on cash flow generation and improved return on assets:

We are focused on generating substantial operating cash flow from our existing business so that we can continue to invest in new products and technologies, deleverage our balance sheet, continue to pay a dividend, and support growth in our share price. We believe our ongoing process of critically analyzing our business portfolio and reallocating technical, human, and capital resources to the most promising market sectors from those sectors that are less strategic or have a lower level of financial performance, will enhance our free cash flow generation performance and result in a higher return on assets, thus improving shareholder value.

5.	Optimizing our cost base and operations to maximize profitability:

The size and scale of our global operations affords us a continuing opportunity to derive greater supply chain efficiencies by leveraging our purchasing power, optimizing our manufacturing and logistics footprint, improving our internal processes, and reducing complexity and cost. In addition to reducing the cost of our supply chain operations, we continue to focus on adapting the cost structure of our customer facing and back-office operations to the appropriate level required to adequately support our external customer base and run the business effectively.

6.	Developing our people:

We recognize that a core strength of our business is our people. Therefore, we will continue to invest in the development of key skills in our diverse workforce while improving our ability to attract and retain new employees when we identify gaps in the current workforce.

Segments

During the fourth quarter of 2012, we began to operate under three new business divisions for our segment reporting structure. This new structure replaced our legacy seven business unit structure. Additionally, we report our regional results using the following regions: North America, Europe, Latin America, AMAT (“Asia, Middle East, Africa and Turkey”) and Japan/Australia/New Zealand.

Our new segment reporting structure, which we also refer to as “divisions,” reflects the way management now makes operating decisions and manages the growth and profitability of the business. It also corresponds with management’s current approach of allocating resources and assessing the performance of our segments. We report our segment in accordance with the provision of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.”

Our new reportable segments are:

1. Food & Beverage;

2. Institutional & Laundry; and

3. Protective Packaging.

Our Other category includes:

(a) Medical Applications; and

(b) New Ventures.

Additional financial information concerning our reportable segments appears in Note 5, “Segments.”

Descriptions of the Reportable Segments and Other Category

Food & Beverage (“F&B”) Segment

The F&B division combines Sealed Air’s legacy Food Packaging and Food Solutions packaging businesses with Diversey’s legacy Food & Beverage hygiene solutions business. This division focuses on providing processors, retailers and food service operators a broad range of integrated system solutions that improve the management of contamination risk and facility hygiene during the food and beverage production process, extend product shelf life through packaging technologies, and improve merchandising, ease-of-use, and back-of-house preparation processes. Our systems are designed to be turn-key and reduce customers’ total operating costs through improved operational efficiencies and reduced food waste, as well as lower water and energy use. As a result, processors are able to produce and deliver their products more cost-effectively, safely, efficiently, and with greater confidence through their supply chain with a trusted partner.

The business largely serves perishable food and beverage processors predominately in fresh and processed meats, dairy (solids and liquids) and beverages worldwide, and maintains a leading position in the applications it targets. Solutions are marketed under the Cryovac® and Diversey™ trademarks and under sub-brands such as Cryovac Grip & Tear®, Cryovac Mirabella®, Simple Steps®, Secure Check, AquaCheck and EnergyCheck.

Packaging solutions incorporate equipment systems that are frequently integrated into customers’ operations, consumables such as advanced flexible films, absorbent materials and trays, and a variety of pre- and post-sale services. Packaging equipment systems can incorporate various options for loading, filling and dispensing, and will also accommodate certain retort and aseptic processing conditions. Equipment solutions supported include vacuum shrink bag systems, flow-vac, thermoforming, skin, tray/lid and vertical pouch packaging systems. Services include graphic design, printing, training, field quality assurance and remote diagnostics. Facility hygiene solutions include clean-in-place and open plant systems that integrate cleaning chemicals, lubricants, floor care equipment and cleaning tools. Also offered are a wide range of value-added services such as application and employee training and auditing of hygiene, water and energy management to improve the operational efficiency of customers’ processes and their cleaning efficacy.

F&B focuses on providing comprehensive systems which protect our customers’ products while adding value through increasing operational efficiency and reducing waste throughout the entire food and beverage supply chain. F&B will partner with customers to provide integrated packaging and hygiene solutions that will consistently deliver food safety, shelf life extension, total cost optimization and innovative packaging formats which will enable our customers to enhance their brands in the marketplace.

Institutional & Laundry (“I&L”) Segment

The I&L division represents the broad offering of Diversey™-branded total integrated system solutions for facility hygiene, food safety and security in food service operations, and infection control to customers worldwide. The division is focused on serving five key institutional and industrial sectors globally, which include: food service operators, lodging and laundry establishments, facility management and building service contractors, retail outlets, and healthcare facilities.

I&L integrates cleaning chemicals, floor care equipment, cleaning tools, and a wide range of value-added services based on extensive expertise, including application and employee training, auditing of hygiene and appearance, food safety services, and water and energy management to improve the operational efficiency of customers’ processes and mitigate risk by improving their cleaning methods and reducing the overall environmental footprint of commercial and industrial facilities. These solutions address kitchen hygiene, floor care, housekeeping and restroom care, and professional laundry. The range of Diversey-branded solutions includes fully integrated lines of products and dispensing systems for hard surface cleaning, disinfecting and sanitizing, hand washing, deodorizing, ware washing, hard surface and carpeted floor cleaning systems, cleaning tools and utensils, and fabric care for professional laundry applications that are comprised of detergents, stain removers, bleaches and a broad range of dispensing equipment for process control and management information systems.

I&L is focused on growth in developing regions, where increased urbanization and greater sanitation and hygiene requirements provide growth opportunities with regional and multinational customers across its five targeted market sectors. The business is also focused on expanding its market presence by increasing the measurable value its extensive expertise, integrated solutions and global footprint can provide for large corporate and international accounts.

Protective Packaging Segment

This division combines Sealed Air’s legacy Protective Packaging, Shrink Packaging and the engineered foam portion of the legacy Specialty Materials businesses to provide customers a broad portfolio of protective packaging systems designed for use across a range of applications and industries globally. This division provides customers with a versatile range of protective packaging solutions to meet cushioning, void fill, positioning/block-and-bracing, surface protection, retail display, containment and dunnage needs. Solutions are marketed under industry-leading brands that include Bubble Wrap® and Air Cap® air cellular packaging, Cryovac® performance shrink films, Instapak® polyurethane foam packaging systems, Jiffy® mailers, and Korrvu® suspension and retention packaging and sustainable offers in PakNatural® Loose fill and Restore™ Mushroom Molded Shapes packaging. Solutions are sold globally and supported by a network of 30 ASTM-approved protective packaging design and testing centers, and one of the industry’s largest sales and service team.

Today, Protective Packaging solutions are largely sold through business supply distribution that sells to business/industrial end-users representing over 400 SIC codes. Additionally, solutions are sold directly to fabricators, OEMs/contract manufacturers, e-commerce/fulfillment operations, and at retail centers, where Protective Packaging offers select products for consumer use.

Protective Packaging is focused on sustainability, growth in developing regions, advancements in material science, automation and user ease-of-use interface and features.

Other

We also focus on growth by utilizing our technologies in new market segments. This category includes our medical applications and new ventures businesses.

Medical Applications

The goal of our Medical Applications business is to provide solutions offering superior protection and reliability to the medical, pharmaceutical and medical device industries. We sell medical applications products directly to medical device manufacturers and pharmaceutical companies and to the contract packaging firms that supply them. Medical Applications is focused on growth in the medical device and pharmaceutical solutions packaging markets, utilizing the global brands of Nexcel® and Nelipak®. Our core product lines include customer designed rigid and flexible packaging materials for medical and drug delivery devices, specialty component films for ostomy and colostomy bags and PVC free film to package pharmaceutical solutions.

New Ventures

Our New Ventures business includes several development and innovative projects. These include technologies and solutions sourced from renewable materials, proprietary process technologies that have opportunity for application within our manufacturing processes and for future licensing, and equipment systems that offer an automated packaging service for high-volume fulfillment or pick-and-pack operators.

Outsourced Products

In addition to net sales from products produced in our facilities, we also sell products fabricated by other manufacturers, which we refer to as “outsourced products.” We have strategically opted to use third-party manufacturers for technically less complex products and selected equipment in order to offer customers a broader range of solutions. We have benefited from this strategy with increased net sales and operating profit requiring minimal capital expenditures.

During 2012, total outsourced products sales represented approximately 21% of total net sales, of which 34% related to our F&B division, 61% related to our I&L division and 5% related to our Protective Packaging division. During 2011, total outsourced products sales represented approximately 11% of total net sales in 2011, of which 47% related to our F&B division, 39% related to our I&L division and 14% related to our Protective Packaging division.

Global Operations

We operate through our subsidiaries and have a presence in the United States and the 61 other countries listed below, enabling us to distribute our products to our customers in over 175 countries.

Argentina	Czech Republic	India	Mexico	Portugal	Switzerland
Australia	Denmark	Indonesia	Morocco	Romania	Taiwan
Austria	Dominican Republic	Ireland	Netherlands	Russia	Thailand
Barbados	Egypt	Israel	New Zealand	Singapore	Turkey
Belgium	Finland	Italy	Nigeria	Slovakia	Ukraine
Brazil	France	Jamaica	Norway	Slovenia	United Arab Emirates
Canada	Germany	Japan	Pakistan	South Africa	United Kingdom
Chile	Greece	Kenya	Peru	South Korea	Uruguay
China	Guatemala	Luxembourg	Philippines	Spain	Venezuela
Colombia	Hungary	Malaysia	Poland	Sweden	Vietnam
Costa Rica

In maintaining our foreign operations, we face risks inherent in these operations, such as currency fluctuations, inflation and political instability. Information on currency exchange risk appears in Part II, Item 7A of this Annual Report on Form 10-K, which information is incorporated herein by reference. Other risks attendant to our foreign operations are set forth in Part I, Item 1A. “Risk Factors,” of this Annual Report on Form 10-K, which information is incorporated herein by reference. Information on the impact of currency exchange on our consolidated financial statements appears in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Financial information showing net sales and total long-lived assets by geographic region for each of the three years ended December 31, 2012 appears in Note 4, “Segments,” which information is incorporated herein by reference. We maintain programs to comply with the various laws, rules and regulations related to the protection of the environment that we may be subject to in the many countries in which we operate. See “Environmental Matters,” below.

Employees

As of December 31, 2012, we had approximately 25,000 employees worldwide. Approximately 7,000 of these employees were in the U.S., with approximately 150 of these employees covered by collective bargaining agreements. Of the approximately 18,000 employees who were outside the U.S., approximately 5,800 were covered by collective bargaining agreements. Outside of the U.S., many of the covered employees are represented by works councils or industrial boards, as is customary in the jurisdictions in which they are employed. We believe that our employee relations are satisfactory.

Marketing, Distribution and Customers

At December 31, 2012, we employed approximately 8,400 sales, marketing and customer service personnel throughout the world who sell and market our products to and through a large number of distributors, fabricators, converters, e-commerce and mail order fulfillment firms, and contract packaging firms as well as directly to end-users such as food processors, foodservice businesses, supermarket retailers, lodging, retail, pharmaceutical companies, health care facilities, medical device manufacturers, and other manufacturers.

To support our F&B and New Ventures customers, we operate three Packforum® innovation and learning centers that are located in the U.S., France, and China. At Packforum® Centers, we assist customers in identifying the appropriate packaging materials and systems to meet their needs. We also offer ideation services, educational seminars, employee training and customized graphic design services to our customers.

To assist our marketing efforts for our Protective Packaging products and to provide specialized customer services, we operate 30 industrial Package Design Centers (PDC’s) worldwide within our facilities. These PDC’s are staffed with professional packaging engineers and outfitted with drop-testing and other equipment used to develop, test and validate cost-effective package designs to meet each protective packaging customer’s needs.

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

Our F&B applications are largely sold direct, while our most of our Protective Packaging products and a portion of our I&L products and solutions are sold through business supply distributors.

We have no material long-term contracts for the distribution of our products. In 2012, no customer or affiliated group of customers accounted for 10% or more of our consolidated net sales.

Seasonality

Historically, net sales in our F&B segment have tended to be slightly lower in the first quarter and slightly higher towards the end of the third quarter through the fourth quarter, due to holiday events. Net sales in our I&L segment have tended to be slightly lower in the first quarter, second quarter sales represent a modest seasonal increase due to higher occupancy rates in European lodging, and the third and fourth quarters of the year are relatively the same level as the second quarter. Net sales in our Protective Packaging segment have also tended to be slightly lower in the first quarter and higher in the mid-third quarter and through the fourth quarter due to the holiday shopping season. On a consolidated basis, there is little seasonality in the business, with net sales slightly lower in the first quarter and slightly higher towards the end of the third quarter through the fourth quarter. Our consolidated net earnings typically trend directionally the same as our net sales seasonality. Cash flow from operations has tended to be lower in the first quarter and higher in the fourth quarter, reflecting seasonality of sales and working capital changes, including the timing of certain annual incentive compensation payments.

Other factors may outweigh the effects of seasonal changes in our net earnings results including, but not limited to, changes in raw materials and other costs, foreign exchange rates, interest rates, taxes and the timing and amount of acquisition synergies and restructuring and other non-recurring charges.

Competition

Competition for most of our packaging products is based primarily on packaging performance characteristics, service and price. There are also other companies producing competing products that are well-established. Since competition is also based upon innovations in packaging technology, we maintain ongoing research and development programs to enable us to maintain technological leadership. We invest approximately double the industry average on research and development as a percentage of net sales per year as compared with our packaging peers.

There are other manufacturers of F&B products, some of which are companies offering similar products that operate across regions and others that operate in a single region or single country. Competing manufacturers produce a wide variety of food packaging based on plastic, metals and other materials. We believe that we are one of the leading suppliers of (i) flexible food packaging materials and related systems in the principal geographic areas in which we offer those products, (ii) barrier trays for case-ready meat products in the principal geographic areas in which we offers those trays, and (iii) absorbent pads for food products to supermarkets and to meat and poultry processors in the United States.

Our F&B hygiene solutions and I&L solutions face a wide spectrum of competitors across each product category. Competition is both global and regional in scope and includes numerous small, local competitors with limited product portfolios and geographic reach. We compete globally on premium product offerings and application expertise, innovative product and dispensing equipment offerings, value-added solution delivery, and strong customer service and support. We differentiate our offerings from competitors by becoming the preferred partner to our customers, and by providing innovative, industry-leading products to make their facilities safer and healthier for both maintenance staff and building occupants. We believe our integrated solutions approach, which includes the supply of machines, tools, chemicals, processes and training to customers to drive productivity improvements, reduces risk of food safety events and improve infection control to reduce health care acquired infections, is a unique competitive strength. Additionally, the quality, ease of use and environmental profile of our products are unique and have helped support long-standing, profitable relationships with many top customers.

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

Raw Materials and Sourcing

Suppliers provide raw materials, packaging components, equipment, accessories and contract manufactured goods. Our principal raw materials are polyolefin and other petrochemical-based resins and films, caustic soda, solvents, waxes, phosphates, surfactants, chelates, fragrances and paper and wood pulp products. These raw materials represent approximately 40% of our consolidated cost of sales. We also purchase corrugated materials, cores for rolls of products such as films and Bubble Wrap® brand cushioning, inks for printed materials, bag-in-the-box containers, bottles, drums, pails, totes, aerosol cans, caps, triggers, valves, and blowing agents used in the expansion of foam packaging products. In addition, we offer a wide variety of specialized packaging equipment, some of which we manufacture or have manufactured to our specifications, some of which we assemble and some of which we purchase from suppliers. Equipment and accessories include industrial and food packaging equipment, dilution-control warewashing and laundry equipment, floor care machines and items used in the maintenance of a facility such as air care dispensers, floor care applicators, microfiber mops and cloths, buckets, carts and other cleaning tools and utensils.

The vast majority of the raw materials required for the manufacture of our products and all components related to our equipment and accessories generally have been readily available on the open market, in most cases are available from several suppliers and are available in amounts sufficient to meet our manufacturing requirements. However, we have some sole-source suppliers, and the lack of availability of supplies could have a material negative impact on our consolidated financial condition or results of operations. Natural disasters such as hurricanes, as well as political instability and terrorist activities, may negatively impact the production or delivery capabilities of refineries and natural gas and petrochemical suppliers and suppliers of other raw materials. Due to by-product/co-product chemical relationships to the automotive and housing markets, several materials may become difficult to source. These factors could lead to increased prices for our raw materials, curtailment of supplies and allocation of raw materials by our suppliers. We source some materials used in our packaging products from materials recycled in our manufacturing operations or obtained through participation in recycling programs. Although we purchase some raw materials under long-term supply arrangements with third parties, these arrangements follow market forces and are in line with our overall global sourcing strategy, which seeks to balance the cost of acquisition and availability of supply.

We have a centralized supply chain organization, which includes the centralized management of procurement and logistic activities. Our objective is to leverage our global scale to achieve sourcing efficiencies and reduce our total delivered cost across all our regions. We do this while adhering to strategic performance metrics and stringent sourcing practices.

Research and Development Activities

We maintain a continuing effort to develop new products and improve our existing products and processes, including developing new packaging, non-packaging and chemical equipment and applications using our intellectual property. From time to time, we also acquire and commercialize new packaging and other products or techniques developed by others. Our research and development projects rely on our technical capabilities in the areas of food science, materials science, chemistry, package design and equipment engineering. Our research and development expense was $135 million in 2012, $105 million in 2011 and $88 million in 2010.

Our research and development activities are focused on end-use application. As a result, we operate:

•	two food science laboratories located in the U.S. and Italy;

•	30 industrial Package Design Centers worldwide, which are located within our Protective Packaging facilities. These centers develop, test and validate cost-effective package designs;

•	six research and development laboratories focused on the development of cleaning and sanitation formulations, which are located in the U.S., Germany, the Netherlands, Switzerland, India and Brazil;

•	eight equipment design centers in the U.S., Germany, Switzerland and the U.K. that focus on equipment and parts design and innovation to support the development of comprehensive systems solutions;

•	two medical rigids packaging design centers in the U.S. and the Netherlands; and

•	one medical device packaging validation laboratory in the Netherlands.

Patents and Trademarks

We are the owner or licensee of an aggregate of over 4,900 United States and foreign patents and patent applications, as well as an aggregate of over 9,300 United States and foreign trademark registrations and trademark applications that relate to many of our products, manufacturing processes and equipment. We believe that our patents and trademarks collectively provide a competitive advantage. As such, each year we continue to file, in the aggregate, an average of 320 United States and foreign patent applications and 325 United States and foreign trademark applications. None of our reportable segments is dependent upon any single patent or trademark alone. Rather, we believe that our success depends primarily on our sales and service, marketing, engineering and manufacturing skills and on our ongoing research and development efforts. We believe that the expiration or unenforceability of any of our patents, applications, licenses or trademark registrations would not be material to our business or consolidated financial condition.

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

Various federal, state, local and foreign laws and regulations regulate some of our products and require us to register certain products and comply with specified requirements. In the United States, we must register our sanitizing and disinfecting products with the U.S. Environmental Protection Agency (“EPA”). We are also subject to various federal, state, local and foreign laws and regulations that regulate products manufactured and sold by us for controlling microbial growth on humans, animals and processed foods. In the United States, these requirements are generally administered by the U.S. Food and Drug Administration (“FDA”). To date, the cost of complying with product registration requirements and FDA compliance has not had a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Our emphasis on environmental, health and safety compliance provides us with risk reduction opportunities and cost savings through asset protection and protection of employees. Our website, www.sealedair.com, contains additional detailed information about our corporate citizenship initiatives.

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

Item 1A. Risk Factors

Introduction

The risks described below should be carefully considered before making an investment decision. These are the most significant risk factors, but they are not the only risk factors that should be considered in making an investment decision. This Form 10-K also contains and may incorporate by reference forward-looking statements that involve risks and uncertainties. See the “Cautionary Notice Regarding Forward-Looking Statements,” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K. Our business, consolidated financial condition or results of operations could be materially adversely affected by any of these risks. The trading price of our securities could decline due to any of these risks, and investors in our securities may lose all or part of their investment.

Weakened global economic conditions have had and could continue to have an adverse effect on our consolidated financial condition and results of operations.

Weakened global economic conditions have had and may continue to have an adverse impact on our business in the form of lower net sales due to weakened demand, unfavorable changes in product price/mix, or lower profit margins. For example, the recent global economic downturn has adversely impacted some of our end-users and customers, such as food processors, distributors, supermarket retailers, hotels, restaurants, retail establishments, other retailers, business service contractors and e-commerce and mail order fulfillment firms, and other end-users that are particularly sensitive to business and consumer spending.

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

In addition, there are potential tax inefficiencies and tax costs in repatriating funds from our non-U.S. subsidiaries.

These and other factors may have a material adverse effect on our international operations and, consequently, on our consolidated financial condition or results of operations.

If the Settlement agreement (as defined in Note 18, “Commitments and Contingencies”) is not implemented, we will not be released from the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against us arising from a 1998 transaction with Grace (as defined below). We do not control the timing of the cash payment required from us under the Settlement agreement. We are also a defendant in a number of asbestos-related actions in Canada arising from Grace’s activities in Canada prior to the 1998 transaction.

On March 31, 1998, Sealed Air completed a multi-step transaction (the “Cryovac transaction”) involving W.R. Grace & Co. (“Grace”) which brought the Cryovac packaging business and the former Sealed Air’s business under the common ownership of the Company. As part of that transaction, Grace and its subsidiaries retained all liabilities arising out of their operations before the Cryovac transaction (including asbestos-related liabilities), other than liabilities relating to Cryovac’s operations, and agreed to indemnify the Company with respect to such retained liabilities. Since 2000, the Company has been served with a number of lawsuits alleging that, as a result of the Cryovac transaction, the Company is responsible for the alleged asbestos liabilities of Grace and its subsidiaries. While they vary, these suits all appear to allege that the transfer of the Cryovac business was a fraudulent transfer or gave rise to successor liability. On April 2, 2001, Grace and certain of its subsidiaries filed for Chapter 11 relief in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). In connection with Grace’s Chapter 11 case, the Bankruptcy Court issued orders dated May 3, 2001 and January 22, 2002, staying all asbestos actions against the Company. However, the official committees appointed to represent asbestos claimants in Grace’s Chapter 11 case (the “Committees”) received the court’s permission to pursue fraudulent transfer and other claims against the Company and its subsidiary Cryovac, Inc. based upon the Cryovac transaction. This proceeding was brought in the U.S. District Court for the District of Delaware (the “District Court”) (Adv. No. 02-02210).

On November 27, 2002, we reached an agreement in principle with the Committees to resolve the fraudulent transfer proceeding and all current and future asbestos-related claims made against us and our affiliates in connection with the Cryovac transaction. The Settlement agreement will also resolve the fraudulent transfer claims and successor liability claims, as well as indemnification claims by Fresenius Medical Care Holdings, Inc. and affiliated companies in connection with the Cryovac transaction. The parties to the agreement in principle signed the definitive Settlement agreement as of November 10, 2003 consistent with the terms of the agreement in principle. On June 27, 2005, the Bankruptcy Court signed an order approving the definitive Settlement agreement. Although Grace is not a party to the Settlement agreement, under the terms of the order, Grace is directed to comply with the Settlement agreement subject to limited exceptions. On September 19, 2008, Grace, the Official Committee of Asbestos Personal Injury Claimants, the Asbestos PI Future Claimants’ Representative, and the Official Committee of Equity Security Holders (the “Equity Committee”) filed, as co-proponents, a plan of reorganization (as filed and amended from time to time, the “PI Settlement Plan”) and several exhibits and associated documents, including a disclosure statement, with the Bankruptcy Court. As filed, the PI Settlement Plan would provide for the establishment of two asbestos trusts under Section 524(g) of the United States Bankruptcy Code to which present and future asbestos-related claims would be channeled. The PI Settlement Plan also contemplates that the terms of our definitive Settlement agreement will be incorporated into the PI Settlement Plan and that we will pay the amount contemplated by that agreement.

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

On January 30, 2012, the District Court issued a memorandum opinion (the “Original District Court Opinion”) and confirmation order (the “Original District Court Confirmation Order”) overruling all objections to the PI Settlement Plan and confirming the PI Settlement Plan in its entirety (including the issuance of the injunction under Section 524(g) of the Bankruptcy Code). On February 3, 2012, Garlock Sealing Technologies LLC (“Garlock”) filed a motion (the “Garlock Reargument Motion”) with the District Court requesting that the District Court grant reargument, rehearing, or otherwise amend the Original District Court Opinion and the Original District Court Confirmation Order insofar as they overruled Garlock’s objections to the PI Settlement Plan. On February 13, 2012, the Company, Cryovac, and Fresenius Medical Care Holdings, Inc. filed a joint motion (the “Sealed Air/Fresenius Motion”) with the District Court. The Sealed Air/Fresenius Motion did not seek to disturb confirmation of the PI Settlement Plan but requested that the District Court amend and clarify certain matters in the Original District Court Opinion and the Original District Court Confirmation Order. Also on February 13, 2012, Grace and the other proponents of the PI Settlement Plan filed a motion (the “Plan Proponents’ Motion”) with the District Court requesting certain of the same amendments and clarifications sought by the Sealed Air/Fresenius Motion. On February 27, 2012, certain asbestos claimants known as the Libby Claimants” filed a response to the Sealed Air/Fresenius Motion and the Plan Proponents’ Motion (the “Libby Response”). The Libby Response did not oppose the Sealed Air/Fresenius Motion or the Plan Proponents’ Motion but indicated, among other things, that: (a) the Libby Claimants had reached a settlement in principle of their objections to the PI Settlement Plan but that this settlement had not become effective and (b) the Libby Claimants reserved their rights with respect to the PI Settlement Plan pending the effectiveness of the Libby Claimants’ settlement. On April 20, 2012, as part of a more global settlement, Grace filed a motion with the Bankruptcy Court seeking, among other things, approval of settlements with the Libby Claimants and BNSF. The settlements with the Libby Claimants and BNSF were approved by order of the Bankruptcy Court dated June 6, 2012. Thereafter, the appeals of the Libby Claimants and BNSF with respect to the PI Settlement Plan were dismissed by orders of the United States Court of Appeals for the Third Circuit (the “Third Circuit Court of Appeals”) dated September 24, 2012 and October 4, 2012. The District Court held a hearing on May 8, 2012, to consider the Garlock Reargument Motion. On May 29, 2012, Anderson Memorial Hospital (“Anderson Memorial”) filed a motion seeking relief from, and reconsideration of, the Original District Court Opinion and the Original District Court Confirmation Order (the “Anderson Relief Motion”). In the Anderson Relief Motion, Anderson Memorial argued that a May 18, 2012, decision by the Third Circuit Court of Appeals in a case called Wright v. Owens-Corning undermined the District Court’s conclusion that (a) the PI Settlement Plan was feasible and (b) the asbestos property damage injunction and trust included in the PI Settlement Plan were appropriate. Objections to the Anderson Relief Motion were filed by Grace and the other proponents of the PI Settlement Plan, and by the representative of future asbestos property damage claimants appointed in the Grace bankruptcy proceedings. On June 11, 2012, the District Court entered a consolidated order (the “Consolidated Order”) granting the Sealed Air/Fresenius Motion, the Plan Proponents’ Motion, and the Garlock Reargument Motion, and providing for amendments to the Original District Court Opinion and the Original District Court Confirmation Order. Although the Consolidated Order granted the Garlock Reargument Motion, it did not constitute the District Court’s agreement with Garlock’s objections to the PI Settlement Plan, which the District Court continued to overrule. Also on June 11, 2012, the District Court entered an amended memorandum opinion (the “Amended District Court Opinion”) and confirmation order (the “Amended District Court Confirmation Order”) overruling all objections to the PI Settlement Plan, reflecting amendments described in the Consolidated Order, and confirming the PI Settlement Plan in its entirety (including the issuance of the injunction under Section 524(g) of the Bankruptcy Code). Thereafter, on July 23, 2012, the District Court issued a memorandum opinion and an order denying the Anderson Relief Motion. Parties have appealed the Amended District Court Opinion and the Amended District Court Confirmation Order to the Third Circuit Court of Appeals.

If it becomes effective, the PI Settlement Plan may implement the terms of the Settlement agreement, but there can be no assurance that this will be the case notwithstanding the confirmation of the PI Settlement Plan by the Bankruptcy Court and the District Court. The terms of the PI Settlement Plan remain subject to amendment. Moreover, the PI Settlement Plan is subject to the satisfaction of a number of conditions which are more fully set forth in the PI Settlement Plan and include, without limitation, the availability of exit financing and the approval of the PI Settlement Plan becoming final and no longer subject to appeal. Parties have appealed the Amended District Court Confirmation Order to the Third Circuit Court of Appeals or otherwise challenged the Amended District Court Opinion and the Amended District Court Confirmation Order. Matters relating to the PI Settlement Plan, the Bankruptcy and Amended District Court Opinions, and the Bankruptcy and Amended District Court Confirmation Orders may be subject to further appeal, challenge, and proceedings before the District Court, the Third Circuit Court of Appeals, or other courts. Parties have challenged various issues with respect to the PI Settlement Plan, the Bankruptcy and Amended District Court Opinions, or the Bankruptcy and Amended District Court Confirmation Orders, including, without limitation, issues relating to releases and injunctions contained in the PI Settlement Plan.

Although Grace publicly indicated its intent to seek to emerge from bankruptcy before the appeals are fully and finally resolved, it subsequently indicated that it was not able to receive the necessary consents and waivers to do so, including from the Company. Although Grace has in the past indicated that, with an appeals process before the Third Circuit Court of Appeals, its target date to emerge from bankruptcy was the fourth quarter of 2013, we cannot assure you that this timing for emergence is or will be correct or that the target date for Grace’s emergence has not been or will not be revised. Consistent with our Settlement agreement, we are prepared to pay the Settlement amount directly to the asbestos trusts to be established under section 524(g) of the Bankruptcy Code once the conditions of the Settlement agreement are fully satisfied. Among those conditions is that approval of an appropriate Grace bankruptcy plan—containing all releases, injunctions, and protections required by the Settlement agreement—be final and not subject to any appeal. Given the pending appeals (which include, without limitation, challenges to the injunctions and releases in the PI Settlement Plan), the condition that approval of the PI Settlement Plan be final and not subject to any appeal has not been satisfied at this time. The Company has not waived this, or any other, condition of the Settlement agreement nor can there be any assurance that each of the parties whose consent or waiver is required for Grace to emerge from bankruptcy while the appeals are pending will provide such consent or waiver.

While the Bankruptcy Court and the District Court have confirmed the PI Settlement Plan, we do not know whether or when the Third Circuit Court of Appeals will affirm the Amended District Court Confirmation Order or the Amended District Court Opinion, whether or when the Bankruptcy and Amended District Court Opinions or the Bankruptcy and Amended District Court Confirmation Orders will become final and no longer subject to appeal, or whether or when a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) will become effective. Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) is confirmed by the Bankruptcy Court and the District Court, and does become effective, we do not know whether the final plan of reorganization will be consistent with the terms of the Settlement agreement or if the other conditions to our obligation to pay the Settlement agreement amount will be met. If these conditions are not satisfied or not waived by us, we will not be obligated to pay the amount contemplated by the Settlement agreement. However, if we do not pay the Settlement agreement amount, we and our affiliates will not be released from the various claims against us. We will continue to review and monitor the progress of the Grace bankruptcy proceedings (including appeals and other proceedings relating to the PI Settlement Plan, the Bankruptcy and Amended District Court Opinions, and the Bankruptcy and Amended District Court Confirmation Orders), as well as any amendments or changes to the PI Settlement Plan or to the Bankruptcy and Amended District Court Opinions and Confirmation Orders, to verify compliance with the Settlement agreement.

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

For further information concerning these matters, see Note 18, “Commitments and Contingencies”.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement governing the senior secured credit facilities, the indentures that govern our senior notes and the agreements covering our accounts receivable securitization program restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

In addition, we conduct a substantial portion of our operations through our subsidiaries, certain of which are not guarantors of our indebtedness. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of our indebtedness, our subsidiaries do not have any obligation to pay amounts due on indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indenture governing certain of our senior notes, these notes and the credit agreement governing the senior secured credit facilities limit the ability of certain of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations.

If we cannot make scheduled payments on our debt, we will be in default, the lenders under the senior secured credit facilities could terminate their commitments to loan money, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

The terms of our credit agreement governing our senior secured credit facilities and the indentures governing our senior notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The indentures governing our senior notes and the credit agreement governing our senior secured credit facilities contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

•	incur additional indebtedness;

•	pay dividends or make other distributions or repurchase or redeem capital stock;

•	prepay, redeem or repurchase certain debt;

•	make loans and investments;

•	sell assets;

•	incur liens;

•	enter into transactions with affiliates;

•	alter the businesses we conduct;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•	consolidate, merge or sell all or substantially all of our assets.

In addition, the restrictive covenants in the credit agreement governing our senior credit facilities require us to maintain a specified net leverage ratio. Our ability to meet this financial ratio can be affected by events beyond our control.

A breach of the covenants under the indenture governing our senior notes or under the credit agreement governing our senior secured credit facilities could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our senior secured credit facilities would permit the lenders under our senior secured credit facilities to terminate all commitments to extend further credit under those facilities. Furthermore, if we were unable to repay the amounts due and payable under our senior secured credit facilities, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to respond to changing market conditions;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns or to repay other indebtedness when it becomes due; or

•	unable to compete effectively or to take advantage of new business opportunities.

In addition, amounts available under our accounts receivable securitization program can be impacted by a number of factors, including but not limited to our credit ratings, accounts receivable balances, the creditworthiness of our customers and our receivables collection experience.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2012, we had $1.615 billion of borrowings under our senior secured credit facilities at variable interest rates. A 1/8% increase or decrease in the assumed interest rates on the senior secured credit facilities would result in a $1.1 million increase or a $1.1 million decrease in annual interest expense. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

Raw material pricing, availability and allocation by suppliers as well as energy-related costs may negatively impact our results of operations, including our profit margins.

We use petrochemical-based raw materials to manufacture many of our products. The prices for these raw materials are cyclical, and increases in market demand or fluctuations in the global trade for petrochemical- based raw materials and energy could increase our costs. In addition, the prices of many of the other key raw materials used in our businesses, such as caustic soda, solvents, waxes, phosphates, surfactants, polymers and resins, chelates and fragrances, are cyclical based on numerous supply and demand factors that are beyond our control. If we are unable to minimize the effects of increased raw material costs through sourcing, pricing or other actions, our business, consolidated financial condition or results of operations may be materially adversely affected. We also have some sole-source suppliers, and the lack of availability of supplies could have a material adverse effect on our consolidated financial condition or results of operations.

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

We have deferred tax assets related to the Settlement agreement, other accruals not yet deductible for tax purposes, foreign tax credits, U.S. and foreign net operating loss carry forwards and investment tax allowances, employee benefit items and other items. We have established valuation allowances to reduce those deferred tax assets to an amount that is more likely than not to be realized. Our ability to utilize these deferred tax assets depends in part upon our ability to generate future taxable income during the periods in which these temporary differences reverse or our ability to carryback any losses created by the deduction of these temporary differences. We expect to realize these assets over an extended period. If we are unable to generate sufficient future taxable income in the U.S. and certain foreign jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets.

Our largest deferred tax asset relates to our Settlement agreement. The value of this net asset, which was $401 million at December 31, 2012, reflects our anticipated tax benefit from the cash portion of the Settlement agreement and related accrued interest and the fair market value of 18 million shares of our common stock at a post-split price of $17.86 per share, which was the price when the Settlement agreement was reached in 2002. We will not be able to realize this deferred tax asset and related potential cash tax benefits until we fund our obligation under the Settlement agreement. We intend to carry back a significant portion of the loss resulting from our deduction under the Settlement agreement. The efficiency of any amount carried back and the benefit therefrom, as well as the benefit from the amount carried forward, may depend upon, among other factors, the year when we fund the Settlement agreement. Our tax benefit may be significantly reduced resulting in an increased tax expense if we fund the Settlement agreement later than 2013. The timing of our funding, however, is subject to factors beyond our control. Other facts that will impact our tax benefit include the amount of cash we pay, our tax position and the applicable tax codes, our past and anticipated future earnings in the U.S., as well as the price of our common stock at the time we fund the Settlement agreement. For example, our tax benefit will be reduced, resulting in an increased tax expense, if the price of our common stock at the time of funding is less than $17.86 per share. Conversely, although our cash tax benefit will increase, any additional benefit resulting from an increased price per share will increase our paid in capital and not decrease our tax expense. These conditions could result in a significant increase in our effective tax rate and could have a material adverse effect on our consolidated results of operations in the periods in which these conditions occur. In addition, changes in statutory tax rates or other legislation or regulation may change our deferred tax assets or liability balances, with either favorable or unfavorable impacts on our effective tax rate.

The effects of animal and food-related health issues such as bovine spongiform encephalopathy, also known as “mad cow” disease, foot-and-mouth disease and avian influenza or “bird-flu,” as well as other health issues affecting the food industry, may lead to decreased revenues.

We manufacture and sell food packaging products, among other products. Various health issues affecting the food industry have in the past and may in the future have a negative effect on the sales of food packaging products. In recent years, occasional cases of “mad cow” disease have been confirmed and incidents of bird-flu have surfaced in various countries. Outbreaks of animal diseases may lead governments to restrict exports and imports of potentially affected animals and food products, leading to decreased demand for our products and possibly also to the culling or slaughter of significant numbers of the animal population otherwise intended for food supply. Also, consumers may change their eating habits as a result of perceived problems with certain types of food. These factors may lead to reduced sales of food businesses’ products, which could have a material adverse effect on our consolidated financial condition or results of operations.

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

Customers in the food service, food and beverage processing, building care, lodging, retail and health care sectors have been consolidating in recent years, and we believe this trend may continue. Such consolidation could have an adverse impact on the pricing of our products and services and our ability to retain customers, which could in turn adversely affect our business, consolidated financial condition or results of operations.

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

The market for our hygiene products is highly competitive. Our hygiene products businesses face significant competition from global, national, regional and local companies within some or all of its product lines in each sector that it serves. Barriers to entry and expansion in the institutional and industrial cleaning, sanitation and hygiene industry are low.

Our inability to maintain a competitive advantage could result in lower prices or lower sales volumes for our products, which would have an adverse impact on our consolidated financial condition or results of operations

Concerns about greenhouse gas (“GHG”) emissions and climate change and the resulting governmental and market responses to these issues could increase costs that we incur and could otherwise affect our consolidated financial condition or results of operations.

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

Our principal sources of liquidity are accumulated cash and cash equivalents, short-term investments, cash flow from operations and amounts available under our lines of credit, including our senior secured credit facilities and our accounts receivable securitization program. We may be unable to refinance any of our indebtedness, including our senior notes and our senior secured credit facilities, on commercially reasonable terms or at all.

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

Approximately 65% of our net sales in 2012 were generated outside the United States. We translate sales and other results denominated in foreign currency into U.S. dollars for our consolidated financial statements. During periods of a strengthening U.S. dollar, our reported international sales and net earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.

Also, while we often produce in the same geographic markets as our products are sold, expenses are more concentrated in the U.S. than sales, so that in a time of strengthening of the U.S. dollar, our profit margins could be reduced. While we use financial instruments to hedge certain foreign currency exposures, this does not insulate us completely from foreign currency effects and exposes us to counterparty credit risk for non-performance. See Note 13, “Derivatives and Hedging Activities”.

We have recognized foreign exchange gains and losses related to the currency devaluations in Venezuela and its designation as a highly inflationary economy under U.S. GAAP. See Item 7a.A. Quantitative and Qualitative Disclosures About Market Risk—Foreign Exchange Rates—Venezuela.”

In all jurisdictions in which we operate, we are also subject to laws and regulations that govern foreign investment, foreign trade and currency exchange transactions. These laws and regulations may limit our ability to repatriate cash as dividends or otherwise to the U.S. and may limit our ability to convert foreign currency cash flows into U.S. dollars.

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

If we experienced a natural disaster, such as a hurricane, tornado, earthquake or other severe weather event, or a casualty loss from an event such as a fire or flood, at one of our larger strategic facilities or if such event affected a key supplier, our supply chain or our information systems and telecommunication resources, then there could be a material adverse effect on our consolidated financial condition or results of operations. We are dependent on internal and third party information technology networks and systems, including the Internet, to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for fulfilling and invoicing customer orders, applying cash receipts, and placing purchase orders with suppliers, making cash disbursements, and conducting digital marketing activities, data processing and electronic communications among business locations. We also depend on telecommunication systems for communications between company personnel and our customers and suppliers. Future system disruptions, security breaches or shutdowns could significantly disrupt our operations or result in lost or misappropriated information and may have a material adverse effect on our business, consolidated financial condition or results of operations.

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

We recorded impairment charges related to goodwill and other intangible assets in 2012. See Note 8, “Goodwill and Identifiable Intangible Assets,” for further discussion.

Product liability claims or regulatory actions could adversely affect our financial results or harm our reputation or the value of our brands.

Claims for losses or injuries purportedly caused by some of our products arise in the ordinary course of our business. In addition to the risk of substantial monetary judgments, product liability claims or regulatory actions could result in negative publicity that could harm our reputation in the marketplace or adversely impact the value of our brands or our ability to sell our products in certain jurisdictions. We could also be required to recall possibly defective products, or voluntarily do so, which could result in adverse publicity and significant expenses. Although we maintain product liability insurance coverage, potential product liability claims could be excluded or exceed coverage limits under the terms of our insurance policies or could result in increased costs for such coverage.

The relationship with S.C. Johnson & Son, Inc. (“SCJ”) is important to our Institutional & Laundry segment, and any damage to this relationship could have a material adverse effect on this segment.

Diversey is party to various agreements with SCJ, including a brand license agreement (the “BLA”), a technology disclosure and license agreement, supply and manufacturing agreements and several leases. Under the BLA, Diversey is granted a license in specified territories to sell certain SCJ products and use specified trade names owned by SCJ in the institutional and industrial channels of trade and, subject to certain limitations, in specified channels of trade in which both our I&L segment and SCJ’s consumer business operate. SCJ and its affiliates supply products under the BLA. Sales of these products have historically been significant to our I&L segment. In addition, in some countries, our I&L segment depends on SCJ to produce or sell some of our products. The BLA purports to limit Diversey’s right to market products with non-SCJ brands that SCJ has not approved in certain channels of trade in specified countries. If we default under our agreements with SCJ and the agreements are terminated, SCJ fails to perform its obligations under these agreements, or our relationship with SCJ is otherwise damaged or severed, this could have a material adverse effect on our I&L segment, consolidated financial condition or results of operations

The relationship with Unilever PLC (“Unilever”) is important to our Institutional & Laundry segment and any damage to this relationship could have a material adverse effect on this segment.

In connection with Diversey’s acquisition of the DiverseyLever business Unilever in 2002, Diversey entered into various agreements with Unilever, including a license agreement and agency agreement. Pursuant to the license agreement, Unilever granted 31 Diversey subsidiaries a license to produce and sell professional size packs of Unilever’s consumer brand cleaning products. In four countries (the United Kingdom, Ireland, Portugal and Brazil), the Diversey subsidiaries operate under an agency agreement with Unilever. In addition, Diversey also holds licenses to use some trademarks and technology of Unilever in the market for institutional and industrial cleaning, sanitation and hygiene products and related services. We believe that these agreements are significant to our Institutional & Laundry segment. If we default under our agreements with Unilever and the agreements are terminated, Unilever fails to perform its obligations under these agreements, or our relationship with Unilever is otherwise damaged or severed, this could have a material adverse effect on our Institutional & Laundry segment, consolidated financial condition or results of operations.

If we are unable to retain key employees and other personnel, our consolidated financial condition or results of operations may be adversely affected.

Our success depends largely on the efforts and abilities of our management team and other key personnel. Their experience and industry contacts significantly benefit us, and we need their expertise to execute our business strategies. If any of our senior management or other key personnel cease to work for us and we are unable to successfully replace any departing senior management or key personnel, our business, consolidated financial condition or results of operations may be materially adversely affected.

We could experience disruptions in operations and/or increased labor costs.

In Europe and Latin America, the majority of our employees are represented by either labor unions or workers councils and are covered by collective bargaining agreements that are generally renewable on an annual basis. As is the case with any negotiation, we may not be able to negotiate acceptable new collective bargaining agreements, which could result in strikes or work stoppages by affected workers. Renewal of collective bargaining agreements could also result in higher wages or benefits paid to union members. A disruption in operations or higher ongoing labor costs could materially affect our business.

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

Many jurisdictions require us to have operating permits for our production and warehouse facilities and operations. Any failure to obtain, maintain or comply with the terms of these permits could result in fines or penalties, revocation or nonrenewal of our permits, or orders to cease certain operations, and may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We rely on trade secrets to maintain our competitive position, including protecting the formulation and manufacturing techniques of many of our products. As such, we have not sought U.S. or international patent protection for some of our principal product formulas and manufacturing processes. Accordingly, we may not be able to prevent others from developing products that are similar to or competitive with our products.

We own a large number of patents and pending patent applications on our products, aspects thereof, methods of use and/or methods of manufacturing. There is a risk that our patents may not provide meaningful protection and patents may never be issued for our pending patent applications.

We own, or have licenses to use, all of the material trademark and trade name rights used in connection with the packaging, marketing and distribution of our major products both in the United States and in other countries where our products are principally sold. Trademark and trade name protection is important to our business. Although most of our trademarks are registered in the United States and in the foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. The costs required to protect our trademarks and trade names may be substantial.

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

We may not successfully integrate the Diversey business.

We are continuing our integration of the Diversey business with our legacy business. We are required to devote significant management attention and resources to integrating the two businesses. Our failure to meet the challenges involved in successfully completing the integration of our operations could adversely affect our results of operations. Challenges involved in the integration include:

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

We already have incurred and we may incur additional non-recurring costs associated with combining the operations of the two companies. Some of these costs may be higher than anticipated. We may also incur unanticipated costs, including costs to maintain employee morale, retain key employees and successfully integrate the Diversey business.

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

Cyber risk and the failure to maintain the integrity of our operational or security systems or infrastructure, or those of third parties with which we do business, could have a material adverse effect on our business, financial condition and results of operations.

We are subject to an increasing number of information technology vulnerabilities, threats and targeted computer crimes which pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of our networks or systems could result in the loss of customers and business opportunities, legal liability, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, any of which could materially adversely affect our business, financial condition and results of operations. While we attempt to mitigate these risks our systems, networks, products, solutions and services remain potentially vulnerable to advanced and persistent threats.

We also maintain and have access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws, regulations and customer controls. Despite our efforts to protect such sensitive, confidential or personal data or information, our facilities and systems and those of our customers and third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming and/or human errors that could lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our consolidated, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We manufacture products in 138 facilities, with 31 of those facilities serving more than one of our business segments and our Other category of products. The geographic dispersion of our manufacturing facilities is as follows:

Geographic Region	Number of Manufacturing Facilities
North America	53
Europe	37
Latin America	16
AMAT	20
Japan/Australia/New Zealand	12

Total	138

Manufacturing Facilities by Reportable Segment and Other

Food & Beverage: We produce F&B products in 57 manufacturing facilities, of which 16 are in North America, 16 in Europe, 9 in Latin America, 8 in AMAT and 8 in Japan/Australia/New Zealand.

Institutional & Laundry: We produce I&L products in 25 manufacturing facilities, of which 6 are in North America, 6 in Europe, 3 in Latin America, 8 in AMAT and 2 in Japan/Australia/New Zealand.

Protective Packaging: We produce Protective Packaging products in 78 manufacturing facilities, of which 35 are in North America, 21 in Europe, 7 in Latin America, 12 in AMAT and 3 in Japan/Australia/New Zealand.

Other: We produce Medical products in 9 manufacturing facilities, of which 3 are in North America, 4 in the Europe, 1 in Latin America and 1 in AMAT. We produce Other products in 4 manufacturing facilities, of which 3 are in North America and 1 in Europe.

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

We also occupy facilities containing sales, distribution, technical, warehouse or administrative functions at a number of locations in the U.S. and in many foreign countries. Some of these facilities are located on the manufacturing sites that we own and some on those that we lease. Stand-alone facilities of these types are generally leased. Our global headquarters are located in a leased property in Elmwood Park, New Jersey. For a list of those countries outside of the United States where we have operations, see “Foreign Operations” above. Our website, www.sealedair.com, contains additional information about our worldwide business.

We believe that our manufacturing, warehouse, office and other facilities are well maintained, suitable for their purposes and adequate for our needs.

Item 3. Legal Proceedings

The information set forth in Part II, Item 8 of this Annual Report on Form 10-K in Note 18, “Commitments and Contingencies,” under the caption “Cryovac Transaction Commitments and Contingencies” is incorporated herein by reference.

At December 31, 2012, we were a party to, or otherwise involved in, several federal, state and foreign environmental proceedings and private environmental claims for the cleanup of “Superfund” sites under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and other sites. We may have potential liability for investigation and cleanup of some of these sites. It is our policy to accrue for environmental cleanup costs if it is probable that a liability has been incurred and if we can reasonably estimate an amount or range of costs associated with various alternative remediation strategies, without giving effect to any possible future insurance proceeds. As assessments and cleanups proceed, we review these liabilities periodically and adjust our reserves as additional information becomes available. At December 31, 2012, environmental related reserves were not material to our consolidated financial condition or results of operations. While it is often difficult to estimate potential liabilities and the future impact of environmental matters, based upon the information currently available to us and our experience in dealing with these matters, we believe that our potential future liability with respect to these sites is not material to our consolidated financial condition or results of operations.

We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

The information appearing in the table below sets forth the current position or positions held by each of our executive officers, the officer’s age as of January 31, 2013, the year in which the officer was first elected to the position currently held with us or with the former Sealed Air Corporation, now known as Sealed Air Corporation (US) and a wholly-owned subsidiary of the Company, and the year in which such person was first elected an officer.

All of our officers serve at the pleasure of the Board of Directors. We have employed all officers for more than five years except for Dr. Savoca, who was first elected an officer effective July 23, 2008, Mr. Chammas, who was first elected an officer effective December 16, 2010, Mr. Sagnak, who was first elected an officer effective January 3, 2012, Ms. Lowe, who was first elected an officer effective June 18, 2012, Mr. Peribere, who was first elected an officer effective September 1, 2012, Ms. De Mayo, who was first elected an officer effective December 20, 2012, Mr. Stiehl who was first elected an officer effective January 1, 2013, and Dr. Kadri, who was first elected an officer effective January 1, 2013.

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

Prior to joining the Company in June 2012, Ms. Lowe was the President of Carlisle Food Service Products, a subsidiary of Carlisle Companies Incorporated, a global diversified manufacturing company from August 2011 through June 2012. Ms. Lowe has worked for Carlisle Companies Inc. for over ten years in a number of leadership positions including President of two business units, Vice President and Chief Financial Officer, and Treasurer.

Mr. Peribere worked at The Dow Chemical Company (“Dow”) from 1977 through August 2012. Mr. Peribere served in multiple managerial roles with Dow, most recently as Executive Vice President of Dow and President and Chief Executive Officer, Dow Advanced Materials, a unit of Dow, from 2010 through August 2012. Mr. Peribere currently serves as a board member of BMO Financial Corporation. Mr. Peribere graduated with a degree in business economics and finance from the Institut D’Etudes Politiques in Paris, France.

Prior to joining the Company in December 2012, Ms. De Mayo was an Executive Vice President, Human Resources at Aptuit, Inc., a privately held services company providing drug development and discovery solutions to the pharmaceutical and biotech industry, from 2009 through 2012. Prior to that, Ms. De Mayo was the Vice President, Global Human Resources for Henry Schein, Inc., a global distributor of healthcare products and services to office-based practitioners, from 2005 until 2008.

Prior to joining the Company in January 2013, Mr. Stiehl was a Vice President of Finance and Controller of the Aerostructures business unit of United Technologies Corporation from July 2012 through November 2012. Mr. Stiehl worked at Goodrich Corporation from 2006 through 2012. Mr. Stiehl also served as Senior Audit Manager with Deloitte and has worked in various accounting and finance positions for over twenty-five years with increasing levels of responsibilities. Mr. Stiehl earned a Bachelor of Science in Business Administration from the University of Cincinnati and is a Certified Public Accountant.

Dr. Kadri was the General Manager of the Dow Advanced Materials Division, a specialty materials provider in the Middle East and Africa, and the Europe, Middle East and Africa Commercial Director for Dow Water & Process Solutions, the global leader in sustainable separation and purification technology, from January 2010 until December 2012. Dr. Kadri joined Dow in 2009 as a Marketing Director for Dow Coating Materials, following the acquisition of Rohm and Haas, where she served as a Marketing Director for the construction, the coatings and industrial division, since 2007.

There are no family relationships among any of our officers or directors.

Name and Current Position	Age as of January 31, 2013	First Elected to Current Position*	First Elected an Officer*
Jerome A. Peribere President, Chief Executive Officer and Director	58	2012	2012
William V. Hickey Chairman and Director	68	2000	1980
Carol P. Lowe Senior Vice President and Chief Financial Officer	47	2012	2012
Emile Z. Chammas Senior Vice President	44	2010	2010
Jonathan B. Baker Vice President	59	1994	1994
Philip H. Cook Vice President	50	2012	2012
Mary A. Coventry Vice President	59	1994	1994
Carole M. De Mayo Vice President	56	2012	2012
Karl R. Deily Vice President	55	2006	2006
Jean-Marie Deméautis Vice President	62	2006	2006
J. Ryan Flanagan Vice President	49	2009	2009
Ilham Kadri Vice President	44	2013	2013
Warren J. Kudman Vice President	50	2009	2009
James P. Mix Vice President	61	1994	1994
Manuel Mondragón Vice President	63	1999	1999
Larry Pillote Vice President	58	2010	2010
Ruth Roper Vice President	58	2004	2004
Yagmar Sagnak Vice President	46	2012	2012
Ann C. Savoca Vice President	54	2008	2008
H. Katherine White Vice President, General Counsel and Secretary	67	2003	1996
Tod S. Christie Treasurer	54	1999	1999
William G. Stiehl Controller	51	2013	2013

*	All persons listed in the table who were first elected officers before 1998 were executive officers of the former Sealed Air Corporation, now known as Sealed Air Corporation (US), prior to the Cryovac transaction in March 1998. Ms. White was first elected Vice President in 2003, first elected General Counsel in 1998, and first elected Secretary in 1996.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange under the trading symbol SEE. The table below shows the quarterly high and low closing sales prices of our common stock and cash dividends per share for 2012 and 2011.

2012	High	Low	Dividends
First Quarter	$21.04	$17.38	$0.13
Second Quarter	19.95	14.90	0.13
Third Quarter	16.67	13.11	0.13
Fourth Quarter	17.55	15.24	0.13

2011	High	Low	Dividends
First Quarter	$28.52	$25.15	$0.13
Second Quarter	26.90	21.89	0.13
Third Quarter	23.87	16.70	0.13
Fourth Quarter	18.72	15.61	0.13

As of January 31, 2013, there were approximately 5,580 holders of record of our common stock.

Dividends

Our Amended Credit Facility and the senior notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock.

The following table shows our total cash dividends paid each year since we initiated quarterly cash dividend payments in 2006.

	Total Cash Dividends Paid	Total Cash Dividends Paid per Common Share
	(In millions)
2006	$48.6	$0.30
2007	64.6	0.40
2008	76.4	0.48
2009	75.7	0.48
2010	79.7	0.50
2011	87.4	0.52
2012	100.9	0.52

Total	$533.3

On February 14, 2013, our Board of Directors declared a quarterly cash dividend of $0.13 per common share payable on March 15, 2013 to stockholders of record at the close of business on March 1, 2013. The estimated amount of this dividend payment is $25 million based on 195 million shares of our common stock issued and outstanding as of January 31, 2013.

The dividend payments discussed above are recorded as reductions to cash and cash equivalents and retained earnings on our consolidated balance sheets. From time to time, we may consider other means of returning value to our stockholders based on our consolidated financial condition and results of operations. There is no guarantee that our Board of Directors will declare any further dividends.

Common Stock Performance Comparisons

The following graph shows, for the five years ended December 31, 2012, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2007 in our common stock. The graph compares this return (“SEE”) with that of comparable investments assumed to have been made on the same date in: (a) the Standard & Poor’s 500 Stock Index (“Composite S&P 500”) and (b) a self-constructed peer group.

The peer group includes us and the following companies: Agrium Inc., Air Products & Chemicals, Inc.; Ashland Inc.; Avery Dennison Corporation; Ball Corporation; Bemis Company, Inc.; Celanese Corporation; Crown Holdings, Inc.; Eastman Chemical Company; Ecolab Inc.; Huntsman Corporation; MeadWestvaco Corporation; Monsanto Company; The Mosaic Company; Owens-Illinois, Inc.; PPG Industries, Inc.; Praxair, Inc.; The Sherwin-Williams Company; and Sonoco Products Co.

Total return for each assumed investment assumes the reinvestment of all dividends on December 31 of the year in which the dividends were paid.

5-Year Compound Annual Growth Rate

SEE: (-2.9%)

Composite S&P 500: (+1.7%)

Peer Group: (+5.6%)

Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended December 31, 2012, the average price paid per share and the maximum number of shares that may yet be purchased under our publicly announced plans or programs.

			Total Number of Share	Maximum Number of
	Total Number of	Average Price	Purchased As Part of	Shares that May Yet Be
	Shares Purchased	Paid	Publicly Announced	Purchased Under the
	(1)	Per Share	Plans or Programs	Plans or Programs
Period	(a)	(b)	(c)	(d)
Balance as of September 30, 2012	—	$—	—	15,546,142
October 1, 2012 through October 31, 2012	16,241	—	—	15,546,142
November 1, 2012 through November 30, 2012	7,650	—	—	15,546,142
December 1, 2012 through December 31, 2012	8,040	—	—	15,546,142

Total	31,931	$—	—	15,546,142

(1)	We did not purchase any shares during the quarter ended December 31, 2012 pursuant to our publicly announced program (described below). We did acquire shares by means of (a) shares withheld from awards under our 2005 contingent stock plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan and (b) shares reacquired pursuant to the forfeiture provision of our 2005 contingent stock plan. (See table below.) We report price calculations in column (b) in the table above only for shares purchased as part of our publicly announced program, when applicable, including commissions. For shares withheld for tax withholding obligations or other legally required charges, we withhold shares at a price equal to their fair market value. We do not make payments for shares reacquired by the Company pursuant to the forfeiture provision of the 2005 contingent stock plan as those shares are simply forfeited.

	Shares withheld for tax	Average withholding price	Forfeitures under 2005
	obligations and charges	for shares in column “a”	Contingent Stock Plan	Total
Period	(a)	(b)	(c)	(d)
October 2012	16,241	$16.04	—	16,241
November 2012	—	—	7,650	7,650
December 2012	540	16.13	7,500	8,040

Total	16,781	$—	15,150	31,931

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

Item 6. Selected Financial Data

	Year Ended December 31,
	2012(1)(2)	2011(1)(2)	2010	2009	2008
	(In millions, except per common share data)
Consolidated Statements of Operations Data(3):
Net sales	$7,648.1	$5,550.9	$4,490.1	$4,242.8	$4,843.5
Gross profit	2,544.3	1,600.3	1,252.8	1,218.5	1,236.6
Impairment of goodwill and other intangible assets	1,892.3	—	—	—	—
Operating (loss) profit	(1,417.1)	429.4	535.0	492.3	396.5
Loss on debt redemption	(36.9)	—	(38.5)	(3.4)	—
(Loss) earnings from continuing operations before income tax provision	(1,872.0)	198.0	343.4	329.9	222.3
Net (loss) earnings from continuing operations	(1,610.1)	138.5	255.9	244.3	179.9
Net earnings from discontinued operations	20.9	10.6	—	—	—
Net gain on sale of discontinued operations	178.9	—	—	—	—

Net (loss) earnings available to common stockholders	(1,410.3)	149.1	255.9	244.3	179.9

Basic and diluted net earnings per common share:
Basic
Continuing operations	$(8.35)	$0.83	$1.61	$1.54	$1.13
Discontinued operations	1.04	0.06	—	—	—

Net (loss) earnings per common share—basic	$(7.31)	$0.89	$1.61	$1.54	$1.13

Diluted
Continuing operations	$(8.35)	$0.75	$1.44	$1.35	$0.99
Discontinued operations	1.04	0.05	—	—	—

Net (loss) earnings per common share—diluted	$(7.31)	$0.80	$1.44	$1.35	$0.99

Common stock dividends	$101.4	$88.7	$80.9	$77.5	$76.4
Consolidated Balance Sheets Data:
Cash and cash equivalents	$679.6	$703.6	$675.6	$694.5	$128.9
Goodwill	3,191.4	4,209.6	1,945.9	1,948.7	1,938.1
Intangible assets, net	1,139.7	2,035.7	78.0	58.4	64.2
Total assets	9,437.2	11,432.0	5,399.4	5,420.1	4,986.0
Settlement agreement and related accrued interest	876.9	831.2	787.9	746.8	707.8
Long-term debt, less current portion(4)	4,540.8	4,966.7	1,399.2	1,626.3	1,289.9
Total stockholders’ equity	1,444.3	2,952.4	2,401.6	2,200.3	1,925.6
Working capital (current assets less current liabilities)	888.8	844.0	592.3	639.6	50.5
Consolidated Cash Flows Data:
Net cash provided by operating activities	$404.4	$372.2	$483.1	$552.0	$404.4
Net cash used in investing activities	(116.5)	(2,370.0)	(96.9)	(70.3)	(176.7)
Net cash (used in) provided by financing activities	(585.1)	2,016.4	(373.0)	90.3	(562.9)
Other Financial Data:
Depreciation and amortization	$304.0	$186.7	$154.7	$154.5	$155.0
Share-based incentive compensation	16.9	25.0	30.6	38.8	16.5
Capital expenditures	124.4	123.5	87.6	80.3	180.7

(1)	Includes the financial results of Diversey for the period beginning October 3, 2011. See Note 4, “Acquisition of Diversey Holdings, Inc.,” for further information about the acquisition.
(2)

Operating results for Diversey Japan were reclassified to discontinued operations for the periods beginning October 3, 2011 and related assets and liabilities were reclassified to assets and liabilities held for sale as of December 31, 2011. See Note 3, “Divestiture,” for further information about the sale of Diversey Japan.

(3)

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the factors that contributed to our consolidated operating results for the three years ended December 31, 2012.

(4)	See Note 12, “Debt and Credit Facilities,” for a discussion of our outstanding debt and available lines of credit.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this MD&A should be read together with our consolidated financial statements and related notes set forth in Part II, Item 8, as well as the discussion included in Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10-K. All amounts and percentages are approximate due to rounding and all dollars are in millions, except per share amounts.

During the fourth quarter of 2012, we completed the sale of Diversey Japan in November 2012, and, accordingly the operating results were reclassified to discontinued operations, net of tax, on the consolidated statements of operations for 2012 and 2011. Also, the assets and liabilities of the Diversey Japan operations were reclassified to assets and liabilities held for sale as of December 31, 2011. See Note 3, “Divestiture,” for further details. All results included in this MD&A are presented on a continuing operations basis.

Also during the fourth quarter of 2012, we began to operate under a new business division structure for our segment reporting structure. All prior period segment results and discussions have been revised to conform to the new segment presentation. The results include the operating results of Diversey beginning October 3, 2011 (date of acquisition). All results prior to October 3, 2011 include historical Sealed Air results only. The changes to the segment structure have no effect on the historical consolidated results of operations of the Company.

Overview

We are a global leader in food safety and security, facility hygiene and product protection. We serve an array of end markets including food and beverage processing, food service, retail, health care and industrial, commercial and consumer applications. We have widely recognized and inventive brands such as Bubble Wrap® brand cushioning, Cryovac® brand food packaging solutions and Diversey® brand cleaning and hygiene solutions. Our focus is on achieving net sales growth through geographic expansion, new and expanded relationships with customers and demonstrating the strength of our sustainability value proposition.

As of December 31, 2012, we employed approximately 8,400 sales, marketing and customer service personnel throughout the world who sell and market our products to and through a large number of distributors, fabricators, converters, e-commerce and mail order fulfillment firms, and contract packaging firms as well as directly to end-users such as food processors, foodservice businesses, supermarket retailers, lodging, retail pharmaceutical companies, health care facilities, medical device manufacturers, and other manufacturers. We have no material long-term contracts for the distribution of our products. In 2012, no customer or affiliated group of customers accounted for 10% or more of our consolidated net sales.

Historically, net sales in our F&B segment have tended to be slightly lower in the first quarter and slightly higher towards the end of the third quarter through the fourth quarter, due to holiday events. Net sales in our I&L segment have tended to be slightly lower in the first quarter, second quarter sales represent a modest seasonal increase due to higher occupancy rates in European lodging, and the third and fourth quarters of the year are relatively the same level as the second quarter. Net sales in our Protective Packaging segment have also tended to be slightly lower in the first quarter and higher in the mid-third quarter and through the fourth quarter due to the holiday shopping season. On a consolidated basis, there is little seasonality in the business, with net sales slightly lower in the first quarter and slightly higher towards the end of the third quarter through the fourth quarter. Our consolidated net earnings typically trend directionally the same as our net sales seasonality. Cash flow from operations has tended to be lower in the first quarter and higher in the fourth quarter, reflecting seasonality of sales and working capital changes, including the timing of certain annual incentive compensation payments.

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

2013 Outlook

We expect modest sales and Adjusted EBITDA growth, despite our significant exposure to European markets and a recent increase in raw material costs. We intend to take decisive actions to adjust pricing in product lines impacted by escalating raw material costs. As a result, we estimate 2013 net sales in the range of $7.7–7.9 billion, Adjusted EBITDA of $1.010 billion to $1.030 billion, and Adjusted EPS between $1.10 and $1.20. We also estimate free cash flow for 2013 of approximately $300 million to $350 million, which represents cash flow from operations, less capital expenditures. We expect a core effective tax rate in the range of 25% to 27% in 2013.

Adjusted EPS guidance excludes the payment of the Settlement agreement, as the exact timing of the settlement is unknown. Final payment of the Settlement agreement is expected to be accretive to Adjusted EPS by approximately $0.13 annually following the payment date under the assumption of using a substantial portion of cash on hand for the payment and ceasing to accrue interest on the settlement amount. Additionally, guidance excludes any non-operating gains or losses that may be recognized in 2013 due to currency fluctuations in Venezuela.

Highlights of Financial Performance

Below are the highlights of our financial performance for the three years ended December 31, 2012.

	2012	2011	2010	2012 vs. 2011 % Change		2011 vs. 2010 % Change
Net sales	$7,648.1	$5,550.9	$4,490.1	38%		24%

Gross profit	$2,544.3	$1,600.3	$1,252.8	59%		28%

As a % of net sales	33.3%	28.8%	27.9%
Impairment of goodwill and other intangible assets	$1,892.3	$—	$—	#		#

Operating (loss) profit	$(1,417.1)	$429.4	$535.0	#	%	(20)%

As a % of total net sales	(18.5)%	7.7%	11.9%
Net (loss) earnings from continuing operations	$(1,610.1)	$138.5	$255.9	#	%	(45)%

Net earnings and gain on sale from discontinued operations	$199.8	$10.6	$—	#	%	# %

Net (loss) earnings available to common stockholders	$(1,410.3)	$149.1	$255.9	#	%	(42)%

Net (loss) earnings available to common stockholders-diluted	$(1,410.3)	$148.3	$254.4	#	%	(42)%

Net (loss) earnings per common share:
Basic:
Continuing operations	$(8.35)	$0.83	$1.61	#	%	(48)%
Discontinued operations	1.04	0.06	—	#	%	# %

Net (loss) earnings per common share—basic	$(7.31)	$0.89	$1.61	#	%	(45)%

Diluted:
Continuing operations	$(8.35)	$0.75	$1.44	#	%	(48)%
Discontinued operations	1.04	0.05	—	#	%	# %

Net (loss) earnings per common share—diluted	$(7.31)	$0.80	$1.44	#	%	(44)%

Weighted average number of common shares outstanding:
Basic	192.8	167.0	158.3	15%		5%

Diluted	192.8	185.4	176.7	4%		5%

Non-U.S. GAAP adjusted diluted net earnings per common share—continuing operations(1)	$0.95	$1.26	$1.60	(24)%		(22)%
Non-U.S. GAAP adjusted diluted net earnings per common share—discontinued operations(1)	0.95	0.05	—	#	%	# %

Non-U.S. GAAP adjusted diluted net earnings per common share(1)	$1.90	$1.31	$1.60	45%		(18)%

#	Denotes a variance greater than or equal to 100%, or not meaningful.
(1)	See “Diluted Net Earnings per Common Share” for a reconciliation of our U.S. GAAP EPS to our non-U.S. GAAP adjusted EPS.

Diluted Net Earnings per Common Share

The following table presents a reconciliation of our U.S. GAAP EPS to non-U.S. GAAP adjusted EPS.

	Year Ended December 31,
	2012		2011(1)		2010(1)
	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS
U.S. GAAP net (loss) earnings and EPS from continuing operations	$(1,610.1)	$(8.35)	$138.5	$0.75	$254.4	$1.44
Adjusted net earnings and EPS impact of special items(2)	1,810.6	8.57	94.3	0.51	26.9	0.16
EPS impact of using weighted-average dilutive shares for adjusted EPS calculation(3)	—	0.73	—	—	—	—

Non-U.S. GAAP net earnings and EPS from continuing operations	200.5	0.95	232.8	1.26	281.3	1.60
Discontinued Operations	199.8	0.95	10.6	0.05	—	—

Non-U.S. GAAP adjusted net earnings and EPS	$400.3	$1.90	$243.4	$1.31	$281.3	$1.60

(1)	Our 2011 and 2010 Adjusted EPS calculation has been revised to conform to our 2012 presentation. There was no material impact to our Adjusted EPS results due to this revision.
(2)

Special items are certain one-time costs. For 2012, these items primarily included (i) impairment of goodwill and other intangible assets, (ii) restructuring charges and (iii) loss on debt redemption. For 2011, these items primarily include costs related to the acquisition and integration of Diversey and restructuring charges. In 2010, these items primarily include loss on debt redemption.

(3)

Represents the impact of using diluted weighted average number of common shares outstanding (211.2 million shares in 2012) included in the non-U.S. GAAP adjusted EPS calculation in order to apply the dilutive impact on adjusted net earnings of 18 million shares from the assumed issuance of the Settlement agreement shares and non-vested restricted stock and restricted stock units. This impact occurs when U.S. GAAP net loss is reported and using dilutive shares is antidilutive.

See Note 21, “Net (Loss) Earnings Per Common Share,” for details on the calculation of our U.S. GAAP basic and diluted EPS.

Our U.S. GAAP and non-U.S. GAAP income taxes are as follows:

	Year Ended December 31,
	2012		2011		2010
	(Benefit) Provision	Effective Tax Rate	(Benefit) Provision	Effective Tax Rate	(Benefit) Provision	Effective Tax Rate
U.S. GAAP	$(261.9)	14.0%	$59.5	30.0%	$87.5	25.5%
Non-U.S. GAAP (Core Taxes)	$70.7	26.1%	$94.4	30.9%	$102.0	26.6%

The discussions that follow provide further details about the material factors that contributed to the changes in our EPS for the three years ended December 31, 2012.

Net Sales by Segment Reporting Structure

The following table presents net sales by our segment reporting structure:

	2012	2011	2010	2012 vs. 2011 % Change	2011 vs. 2010 % Change
Net sales:
Food & Beverage	$3,739.6	$3,240.6	$2,858.5	15%	13%
As a % of total net sales	49%	58%	64%
Institution & Laundry	2,131.5	534.0	—	#	#
As a % of total net sales	28%	10%	# %
Protective Packaging	1,578.4	1,594.4	1,469.9	(1)	8
As a % of total net sales	21%	29%	33%
Other	198.6	181.9	161.7	9	12
As a % of total net sales	2%	3%	3%

Total	$7,648.1	$5,550.9	$4,490.1	38%	24%

#	Denotes a variance greater than or equal to 100%, or not meaningful.

Net Sales by Geographic Region

By geographic region, the components of the increase in net sales for 2012 compared with 2011 were as follows:

	North America	Europe	Latin America	AMAT	Japan/ Australia/New Zealand	Total
Change in Net Sales
Volume-Units	$48.2	$(21.1)	$38.8	$33.4	$2.3	$101.6
% change	1.9%	(1.3)%	7.1%	9.6%	0.4%	1.8%
Volume-Acquired businesses, net of (dispositions)	455.3	970.8	234.2	404.5	52.8	2,117.6
% change	18.4%	59.2%	42.9%	#	9.7%	38.2%
Product price/mix	0.8	0.3	33.2	(1.1)	(4.2)	29.0
% change	—	—	6.1%	(0.3)%	(0.7)%	0.5%
Foreign currency translation	(1.2)	(97.7)	(49.9)	(6.0)	3.8	(151.0)
% change	—	(5.9)%	(9.1)%	(1.7)%	0.7%	(2.7)%
Total	$503.1	$852.3	$256.3	$430.8	$54.7	$2,097.2

% change	20.3%	52.0%	47.0%	# %	10.1%	37.8%

#	Denotes a variance greater than or equal to 100%, or not meaningful.

By geographic region, the components of the increase in net sales for 2011 compared with 2010 were as follows:

	North America	Europe	Latin America	AMAT	Japan/ Australia/New Zealand	Total
Change in Net Sales
Volume-Units	$4.1	$35.3	$6.2	$27.1	$4.6	$77.3
% change	0.2%	3.0%	1.4%	13.7%	1.0%	1.7%
Volume-Acquired businesses, net of (dispositions)	145.9	340.7	82.8	120.0	18.0	707.4
% change	6.6%	29.1%	19.1%	60.7%	3.9%	15.8%
Product price/mix	94.0	24.4	9.0	(12.2)	6.1	121.3
% change	4.2%	2.1%	2.1%	(6.3)%	1.3%	2.7%
Foreign currency translation	7.2	68.1	13.4	13.4	52.7	154.8
% change	0.3%	5.8%	3.1%	6.8%	11.5%	3.4%
Total	$251.2	$468.5	$111.4	$148.3	$81.4	$1,060.8

% change	11.3%	40.0%	25.7%	75.0%	17.7%	23.6%

#	Denotes a variance greater than or equal to 100%, or not meaningful.

Foreign Currency Translation Impact on Net Sales

As shown above, 65% of our consolidated net sales in 2012 were generated outside the U.S. Since we are a U.S. domiciled company, we translate our foreign currency-denominated net sales into U.S. dollars. Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our net sales from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact. The most significant currencies that contributed to the translation of our net sales and our other consolidated financial results in 2012 were the euro, the British pound, the Australian dollar, the Brazilian real and the Canadian dollar.

We experienced an unfavorable impact from the translation of our foreign currency-denominated net sales of $151 million in 2012 compared with 2011. This was primarily due to the weakening of the U.S. dollar against the euro and Brazilian real.

In 2011, we experienced a favorable foreign currency translation impact on net sales of $155 million compared with 2010. Approximately $152 million of this favorable impact was experienced in the first nine months of 2011 as the U.S. dollar began to strengthen against most of the significant currencies that contribute to our net sales and other consolidated financial results.

Components of Change in Net Sales

The following tables present the components of change in net sales by our segment reporting structure for 2012 compared with 2011 and 2011 compared with 2010.

We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

2012 Compared with 2011	Food & Beverage		Institutional & Laundry		Protective Packaging		Other		Total Company
Volume — Units	$51.1	1.6%	$2.9	0.5%	$21.5	1.4%	$26.1	14.3%	$101.6	1.8%
Volume — Acquired businesses, net of (dispositions)	516.7	15.9	1,598.6	#	—	—	2.3	1.3	2,117.6	38.2
Product price/mix(1)	22.5	0.7	8.8	1.7	(1.4)	(0.1)	(0.9)	(0.5)	29.0	0.5
Foreign currency translation	(91.1)	(2.8)	(13.0)	(2.4)	(36.1)	(2.3)	(10.8)	(5.9)	(151.0)	(2.7)

Total change (U.S. GAAP)	$499.2	15.4%	$1,597.3	# %	$(16.0)	(1.0)%	$16.7	9.2%	$2,097.2	37.8%

Impact of foreign currency translation	$91.1	2.8%	$13.0	2.4%	$36.1	2.3%	$10.8	5.9%	$151.0	2.7%

Total constant dollar change (Non-U.S. GAAP)	$590.3	18.2%	$1,610.3	# %	$20.1	1.3%	$27.5	15.1%	$2,248.2	40.5%

2011 Compared with 2010	Food & Beverage		Institutional & Laundry			Protective Packaging		Other		Total Company
Volume — Units	$7.6	0.3%	$—	—%		$55.5	3.8%	$14.0	8.6%	$77.1	1.7%
Volume — Acquired businesses, net of (dispositions)	172.5	6.0	534.0	#		1.0	0.1	—	—	707.5	15.8
Product price/mix(1)	96.6	3.4	—	—		25.4	1.7	(0.4)	(0.2)	121.6	2.7
Foreign currency translation	105.4	3.7	—	—		42.8	2.9	6.4	4.0	154.6	3.4

Total change (U.S. GAAP)	$382.1	13.4%	$534.0	#	%	$124.7	8.5%	$20.0	12.4%	$1,060.8	23.6%

Impact of foreign currency translation	$(105.4)	(3.7)%	$—	—%		$(42.8)	(2.9)%	$(6.4)	(4.0)%	$(154.6)	(3.4)%

Total constant dollar change (Non-U.S. GAAP)	$276.7	9.7%	$534.0	#	%	$81.9	5.6%	$13.6	8.4%	$906.2	20.2%

#	Denotes a variance greater than or equal to 100%, or not meaningful.
(1)

Our product price/mix reported above includes the net impact of our pricing actions and rebates as well as the period-to-period change in the mix of products sold. Also included in our reported product price/mix is the net effect of some of our customers purchasing our products in non-U.S. dollar or euro denominated countries at selling prices denominated in U.S. dollars or euros. This primarily arises when we export products from the U.S. and euro-zone countries. The impact to our reported product price/mix of these purchases in other countries at selling prices denominated in U.S. dollars or euros was not material in the periods included in the table above.

The following net sales discussion is on a constant dollar basis.

Food & Beverage Segment Net Sales

2012 compared with 2011

The $590 million, or 18%, constant dollar increase in 2012 compared with 2011 was primarily due to:

•	a $517 million incremental impact of net sales by the acquired businesses from the hygiene solutions business as a result of the acquisition of Diversey in the fourth quarter of 2011;

•	favorable product price/mix in Latin America of $29 million, or 7%, primarily from the benefits of prior pricing actions that were implemented to offset rising raw materials costs and from formula-based contractual price adjustments in the packaging solutions business; and

•	higher unit volumes in Latin America of $28 million, or 7%, due to increased customer production rates for fresh red meat in the packaging solutions business.

2011 compared with 2010

The $277 million, or 10%, constant dollar increase in 2011 compared with 2010 was primarily due to:

•	a $173 million incremental impact of net sales by the acquired businesses from the hygiene solutions business as a result of the acquisition of Diversey in the fourth quarter of 2011;

•	favorable product price/mix in the U.S. of $73 million, or 3%, from the benefits of pricing actions that were implemented to offset rising raw materials costs, as well as formula-based contractual price adjustments in the packaging solutions business; and

•	higher unit volumes in Europe of $19 million, or 1%, from higher equipment sales and case-ready, ready meal and vertical pouch packaging products sales from existing and new customers.

These favorable drivers were partially offset by lower unit volumes in the Canada of $14 million, or 1%, primarily due to a customer loss in the packaging solutions business. This customer loss is not considered material to our consolidated net sales.

Institutional & Laundry Segment Net Sales

2012 compared with 2011

The $1,610 million constant dollar increase in net sales in 2012 compared with 2011 was primarily due to:

•	a $1,599 million incremental impact of net sales by the acquired I&L business as a result of the acquisition of Diversey in the fourth quarter of 2011; and

•	favorable product price/mix of $9 million, or 2% , primarily in Latin America and AMAT regions in the fourth quarter of 2012 compared with the same period of 2011.

These factors were partially offset by a decrease in unit volumes in Europe of $10 million, or 4%, reflecting a decline in consumer brands and lower equipment sales.

2011 compared with 2010

The $534 million constant dollar increase in net sales in 2011 compared with 2010 represents the acquisition of the I&L business as part of the acquisition of Diversey in the fourth quarter of 2011.

Protective Packaging Segment Net Sales

2012 compared with 2011

The $20 million, or 1%, constant dollar increase in net sales in 2012 compared with 2011 was primarily due to higher unit volumes in the U.S. of $25 million, or 3%, due to expanded market presence and strengths in solutions targeting e-commerce applications. This growth was partially offset by lower unit volumes in Europe of $11 million, or 3%, primarily due to lower customer demand reflecting the current economic challenges in the region.

2011 compared with 2010

The $82 million, or 6%, constant dollar increase in 2011 compared with 2010 was primarily due to:

•	higher unit volumes in the U.S. of $27 million, or 3%, due to higher year-over-year industrial production rates, which in turn favorably affected the sales of our protective packaging products to existing customers in the order fulfillment space and our inflatable materials and equipment systems to new and existing customers in the e-commerce space;

•	favorable product price/mix in the U.S. of $17 million, or 2%, and in Europe of $11 million, or 3%, due to the benefits of pricing actions that were implemented to offset rising raw materials costs.

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

Cost of sales for the three years ended December 31, 2012 was as follows:

	2012	2011	2010	2012 vs. 2011 % Change	2011 vs. 2010 % Change
Cost of sales	$5,103.8	$3,950.6	$3,237.3	29%	22%
As a % of net sales	67%	71%	72%

2012 compared with 2011

The $1.2 billion increase in cost of sales in 2012 compared with 2011 was primarily due to the incremental impact of costs of sales from acquired businesses of $1.2 billion from the food and beverage hygiene solutions and I&L businesses as a result of the acquisition of Diversey in the fourth quarter of 2011. Cost of sales for the year ended December 31, 2012 compared with 2011 was also impacted by favorable foreign currency translation of $111 million. Costs for raw materials and freight were $15 million lower in 2012 compared with 2011.

2011 compared with 2010

The $713 million increase in cost of sales in 2011 compared with 2010 was primarily due to:

•	a $423 million incremental impact of costs of sales from acquired businesses from the food and beverage hygiene solutions and I&L businesses as a result of the acquisition of Diversey in the fourth quarter of 2011;

•	higher raw materials costs of $125 million attributable to the increased average cost per pound of resin in 2011;

•	an unfavorable impact of foreign currency translation of $115 million; and

•	higher transportation and energy-related costs of $20 million.

Marketing, Administrative and Development Expenses

Marketing, administrative and development expenses for the three years ended December 31, 2012 are included in the table below. The amounts for 2011 and 2010 have been reclassified to conform to the 2012 presentation of these expenses as we now present the amortization of intangible assets acquired as a separate line item on our consolidated statements of operations.

	2012	2011	2010	2012 vs. 2011 % Change	2011 vs. 2010 % Change
Marketing, administrative and development expenses	$1,785.2	$1,014.4	$699.0	76%	45%
As a % of net sales	23%	18%	16%

2012 compared with 2011

The $771 million increase in marketing, administrative and development expenses in 2012 compared with 2011 was primarily due to a $796 million incremental impact of expenses from acquired businesses from the food and beverage hygiene solutions and I&L businesses as a result of the acquisition of Diversey in the fourth quarter of 2011, partially offset by the impact of favorable foreign currency translation of $27 million and a decrease in share-based compensation of $8 million primarily because we did not achieve some of our 2012 financial performance goals.

2011 compared with 2010

The $315 million increase in marketing, administrative and development expenses in 2011 compared with 2010 was primarily due to:

•	a $275 million incremental impact of expenses from acquired businesses from the food and beverage hygiene solutions and I&L businesses as a result of the acquisition of Diversey in the fourth quarter of 2011;

•	an unfavorable impact of foreign currency translation of $21 million;

•	an increase in selling and marketing expenses of $15 million to support our sales growth; and

•	higher development expenses of $3 million due to additional headcount and increase in project spending to support strategic growth programs.

These factors were partially offset by a decrease in share-based compensation of $6 million primarily because we did not achieve some of our 2011 financial performance goals.

Amortization Expense of Intangible Assets Acquired

Amortization expense of intangible assets acquired for the three years ended December 31, 2012 were as follows:

	2012	2011	2010
Amortization expense of intangible assets acquired	$134.0	$39.5	$11.2

The increase in 2012 compared with both 2011 and 2010 was due to the amortization of the intangible assets acquired in connection with the acquisition of Diversey in the fourth quarter of 2011.

Impairment of Goodwill and Other Intangible Assets

In 2012, we recorded a pre-tax non-cash impairment charge of $1,892.3 million of goodwill and other intangible assets. See Note 8, “Goodwill and Identifiable Intangible Assets,” for information of the events and circumstances that lead to this impairment.

Costs Related to the Acquisition and Integration of Diversey

We recorded transaction and integration costs directly related to the acquisition of Diversey of $7 million in 2012 and $65 million in 2011. The transaction related costs were $55 million and primarily consist of financing commitment, legal, regulatory and appraisal fees. The remainder of the costs in both periods were integration costs primarily consisting of consulting fees. As discussed above, we have excluded these costs from our adjusted EPS calculations. See Note 4, “Acquisition of Diversey Holdings, Inc.,” for further discussion of the acquisition.

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

We estimate that we realized approximately $105 million of benefits from this program in 2012 from headcount reductions, elimination of redundant costs, plant consolidations and procurement and logistics savings. We anticipate realizing an incremental $90 million in benefits in 2013.

The actual timing of future costs and cash payments related to this program are subject to change due to a variety of factors that may cause a portion of the costs, spending and benefits to occur later expected. In addition, changes in foreign exchange rates may impact future costs, spending and benefits.

European Principal Company

In May 2011, before the acquisition of Diversey, Diversey’s management approved, subject to successful works council consultations, plans to reorganize its European operations to function under a centralized management and supply chain model. We completed the reorganization on May 3, 2012 and the EPC, based in the Netherlands, is now centrally managing Diversey’s European operations. Diversey’s European subsidiaries are executing sales and distribution locally, and local production companies are acting as toll manufacturers.

As part of the planning for this reorganization, we recognized associated costs of $12 million in 2012 and $4 million in 2011. These costs are included in marketing, administrative and development expenses in the consolidated statements of operations and in restructuring charges in 2011 related to termination benefits of $1 million.

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

	Year Ended December 31, 2010	Cumulative Through December 31, 2010
Capital expenditures	$3.3	$156.0
Associated costs	3.8	36.2
Restructuring and other charges	4.4	42.7

We estimate that we realized approximately $55 million in benefits in 2010, which were primarily realized in cost of sales.

European Facility Closure

In December 2010, we closed a small shrink packaging factory in Europe. We took this action based on our review of operating costs and technology levels in an effort to simplify our plant network and improve our operating efficiency. We recorded nominal associated costs and restructuring and other charges in 2011 and $7 million in 2010. The associated costs and restructuring and other charges related to the actions described above are considered special items and are excluded from our non-U.S. GAAP EPS calculations. See “Diluted Net Earnings Per Common Share” above for further details.

See Note 10, “Restructuring Activities,” for additional information on our recent restructuring activities.

Operating (Loss) Profit

Management evaluates the performance of each reportable segment based on its operating (loss) profit. Operating (loss) profit by our segment reporting structure for the three years ended December 31, 2012 was as follows:

	2012	2011	2010	2012 vs. 2011 % Change		2011 vs. 2010 % Change
Food & Beverage	$(170.9)	$371.2	$361.9	#	%	3%
As a % of Food & Beverage net sales	(4.6)%	11.5%	12.7%
Institutional & Laundry	(1,278.4)	(14.8)	—	#		#
As a % of Institutional & Laundry net sales	(60.0)%	(2.8)%	—%
Protective Packaging	207.5	201.7	185.1	3		9
As a % of Protective Packaging net sales	13.1%	12.7%	12.6%
Other	(25.4)	(11.7)	(4.4)	#		#
As a % of Other net sales	(12.8)%	(6.4)%	(2.7)%

Total segments and other	(1,267.2)	546.4	542.6	#		1
As a % of net sales	(16.6)%	9.8%	12.1%
Costs related to the acquisition and integration of Diversey	7.4	64.8	—	(89)		#
Restructuring and other charges(1)	142.5	52.2	7.6	#		#

Total operating (loss) profit	$(1,417.1)	$429.4	$535.0	#	%	(20)%

As a % of net sales	(18.5)%	7.7%	11.9%

#	Denotes a variance greater than or equal to 100%, or not meaningful.
(1)	Restructuring and other charges by our segment reporting structure were as follows:

	2012	2011	2010
Food & Beverage	$72.0	$13.1	$3.7
Institutional & Laundry	53.1	39.5	—
Protective Packaging	16.7	(0.4)	3.9
Other	0.7	—	—

Total	$142.5	$52.2	$7.6

See “Restructuring Activities” above for further discussion of restructuring activities.

Food & Beverage Segment Operating (Loss) Profit

2012 compared with 2011

2012 operating loss includes the non-cash impairment charge related to goodwill and other intangible assets of $543 million. See Note 8, “Goodwill and Identifiable Intangible Assets,” for further details. The pre-impairment operating profit remained flat in 2011 and 2012.

2011 compared with 2010

The increase in operating profit in 2011 compared with 2010 was primarily due to the net favorable impacts of the changes in net sales mentioned above, which was partially offset by higher raw materials costs, which we estimate to be $85 million higher in 2011 compared with 2010.

Institutional & Laundry Segment Operating (Loss) Profit

2012 compared with 2011

2012 operating loss includes the non-cash impairment charge related to goodwill and other intangible assets of $1.3 billion. See Note 8, “Goodwill and Identifiable Intangible Assets,” for further details. The pre-impairment operating profit increased by $62 million in 2012 compared to 2011, which was a result of the increase in net sales described above and lower raw materials costs being partially offset by higher marketing and administration costs.

2011 compared with 2010

The increase in operating profit in 2011 compared with 2010 was due to the acquisition of Diversey in the fourth quarter of 2011.

Protective Packaging Segment Operating Profit

2012 compared with 2011

Operating profit remained flat in 2012 when compared to 2011.

2011 compared with 2010

The increase in operating profit in 2011 compared with the same periods in 2010 was primarily due to the net favorable impacts of the changes in net sales mentioned above. These factors were partially offset by higher raw materials costs, which we estimate to be $32 million higher in 2011 compared with 2010.

Other Operating (Loss) Profit

2012 compared with 2011

2012 operating loss includes the non-cash impairment charge of $22 million related to a decision to stop development work on a project included in our new venture business. See Note 8, “Goodwill and Identifiable Intangible Assets,” for further details. A reduction in the pre-impairment operating loss in 2012 compared with 2011 was primarily due to lower development spending.

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

Interest expense for the three years ended December 31, 2012 was as follows:

	2012	2011	2010	2012 vs. 2011 Change	2011 vs. 2010 Change
Interest expense on the amount payable for the Settlement agreement	$45.7	$43.3	$41.1	$2.4	$2.2
Interest expense on our various debt instruments:
5.625% Senior Notes due July 2013(3)	19.2	20.7	21.9	(1.5)	(1.2)
12% Senior Notes due February 2014(1)	15.2	14.7	30.0	0.5	(15.3)
Term Loan A due October 2016(2)	35.8	10.4	—	25.4	10.4
7.875% Senior Notes due June 2017	33.3	33.1	33.0	0.2	0.1
Term Loan B due October 2018(2)	64.0	17.5	—	46.5	17.5
8.125% Senior Notes due September 2019(2)	62.3	15.1	—	47.2	15.1
8.375% Senior Notes due September 2021(2)	63.8	15.4	—	48.4	15.4
6.875% Senior Notes due July 2033	30.9	30.9	30.9	—	—
6.50% Senior Notes due December 2020(3)	2.5	—	—	2.5	—
Revolving Credit Facility(2)	4.1	1.3	—	2.8	1.3
Other interest expense	13.4	18.4	8.4	(5.0)	10.0
Less: capitalized interest	(5.5)	(4.2)	(3.7)	(1.3)	(0.5)

Total	$384.7	$216.6	$161.6	$168.1	$55.0

(1)	We redeemed $150 million of these notes in December 2010. See “Loss on Debt Redemption” below.
(2)

In connection with the acquisition of Diversey on October 3, 2011, we entered into the Credit Facility consisting of: (a) a $1.1 billion multicurrency Term Loan A Facility, (b) a $1.2 billion multicurrency Term Loan B Facility and (c) a $700 million Revolving Credit Facility. We also issued $750 million of 8.125% Senior Notes and $750 million of 8.375% Senior Notes. See Note 12, “Debt and Credit Facilities,” for further details.

(3)

On November 28, 2012, we issued $425 million of 6.50% Senior Notes. A portion of the proceeds from this offering was used to purchase $400 million of the 5.625% Senior Notes due July 2013 (the “5.625% Notes”). See Note 12, “Debt and Credit Facilities,” and “Loss on Debt Redemption” below for further details.

Loss on Debt Redemption

In November 2012, we issued $425 million of 6.50% senior notes and used substantially all of the proceeds to retire the 5.625% senior notes due July 2013. We repurchased the 5.625% Notes at fair value. The aggregate repurchase price was $421 million, which included the principal amount of $400 million, a 3% premium of $13 million and accrued interest of $8 million. We recognized a total net pre-tax loss of $12 million, which included the premiums mentioned above, less a gain of $1 million on the termination of a related interest rate swap.

We amended and refinanced our credit facility to (a) reduce Term Loan B interest rates, (b) gain additional flexibility on financial covenant, and (c) amend certain other terms. As a result, we recognized a pretax loss of $16 million for the accelerated unamortized original issuance discounts of $9 million and the unamortized capitalized lender fees for $7 million. We also recorded new original issuance discount and non-lender fees for a total of $2 million, which are included in the carrying amount of the debt instruments. In addition, we recorded a pre-tax loss of $7 million of non-lender fees related to the transactions mentioned above.

See Note 12, “Debt and Credit Facilities” for details of our debt transactions.

In December 2010, we completed an early redemption of $150 million of the outstanding $300 million principal amount of our 12% Senior Notes due February 14, 2014. We redeemed the notes at 127% of the principal amount plus accrued interest. The aggregate redemption price was $196 million, including $5 million of accrued interest. We funded the redemption with available cash. We recorded a pre-tax loss of $41 million resulting from the 27% premium. We also recognized a gain of $2 million from the termination of a related interest rate swap. As a result, the total net pre-tax loss was $39 million, which equated to a $0.14 per common share decrease to our reported net earnings per common share.

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

Foreign Currency Exchange (Losses) Gains Related to Venezuelan Subsidiaries

Effective January 1, 2010, Venezuela was designated a highly inflationary economy. The foreign currency exchange gains and losses we recorded in 2012, 2011 and 2010 for our Venezuelan subsidiary were the result of two factors: 1) the significant changes in the exchange rates used to settle bolivar-denominated transactions and 2) the significant changes in the exchange rates used to remeasure our Venezuelan subsidiary’s financial statements at the balance sheet date. We believe these gains and losses are attributable to the unstable foreign currency environment in Venezuela. See “Venezuela” in “Foreign Exchange Rates” of Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for further discussion on Venezuela.

Other Expense, Net

See Note 20, “Other Expense, net,” for the components and discussion of other expense, net.

Income Taxes

Our loss before income taxes from continuing operations for 2012 was reduced by an income tax benefit of $262 million. Our effective income tax benefit rate for 2012 was 14% because our net loss resulted from an impairment charge, substantially all of which related to non-deductible goodwill, with no corresponding tax benefit. Our core tax rate for the year was 26%. Our tax provision for the year benefitted from earnings in jurisdictions with low tax rates and losses in jurisdictions, such as the U.S., with high tax rates, as well as favorable settlements of certain tax disputes totaling $12 million in 2012. The favorable factors were partially offset by losses in jurisdictions where we did not have any tax benefit due to the applicable tax rate or valuation allowances.

Our effective income tax rate from continuing operations was 30% for 2011 and 25% for 2010. As described below, the legacy-Diversey operations and the costs of the Diversey acquisition increased our 2011 effective tax rate. For 2011 and 2010, our effective income tax rate was lower than the statutory U.S. federal income tax rate of 35% primarily due to the lower net effective income tax rate on foreign earnings, as well as income tax benefits from tax credits and the domestic manufacturing deduction, partially offset by state income taxes and, in 2011, nondeductible expenses incurred in connection with the Diversey acquisition.

We expect an effective income tax rate in the range of 25% to 27% in 2013.

Our effective tax rate also depends on the realization of our deferred tax assets, net of our valuation allowances. We have deferred tax assets related to the Settlement agreement, other accruals not yet deductible for tax purposes, foreign tax credits, U.S. and foreign net operating loss carry forwards and investment tax allowances, employee benefit items, and other items. Our largest deferred tax asset relates to our Settlement agreement as described in Note 15, “Commitments and Contingencies.”

We have established valuation allowances to reduce our deferred tax assets to an amount that is more likely than not to be realized. Our ability to utilize our deferred tax assets depends in part upon our ability to generate future taxable income during the periods in which these temporary differences reverse or our ability to carry back any losses created by the deduction of these temporary differences. We expect to realize these assets over an extended period. If we are unable to generate sufficient future taxable income in the U.S. and certain foreign jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. Conversely, if we have sufficient future taxable income in jurisdictions where we have valuation allowances, we may be able to reverse those valuation allowances. Our largest deferred tax asset relates to the Settlement agreement. We intend to carry back a significant portion of the loss resulting from our deduction under the Settlement agreement. Our tax benefit with respect thereto may be significantly reduced resulting in an increased tax expense if the funding of the Settlement agreement occurs later than 2013 or the price of our common stock at the time of funding of the Settlement agreement is less than $17.86 per share. These conditions could result in a significant increase in our effective tax rate and could have a material adverse effect on our consolidated results of operations in the periods in which these conditions occur. In addition, changes in statutory tax rates or other new legislation or regulation may change our deferred tax assets or liability balances, with either favorable or unfavorable impacts on our effective tax rate. See, “Material Commitments and Contingencies,” below for further discussion.

See Note 17, “Income Taxes,” for a reconciliation of the U.S. federal statutory rate to our effective tax rate, which also shows the major components of the year over year changes.

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

We currently expect to fund a substantial portion of this payment when it becomes due by using accumulated cash and cash equivalents with the remainder from our committed credit facilities. Our new Credit Facility is available for general corporate purposes, including the payment of the amounts required upon effectiveness of the Settlement agreement. See “Principal Sources of Liquidity” below. The cash payment of $513 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. This accrued interest was $364 million at December 31, 2012 and is recorded in Settlement agreement and related accrued interest on our consolidated balance sheet. The total liability on our consolidated balance sheet was $877 million at December 31, 2012. In addition, the Settlement agreement provides for the issuance of 18 million shares of our common stock. Since the impact of issuing these shares is dilutive to our EPS, under U.S. GAAP, they are included in our diluted weighted average number of common shares outstanding in our calculation of EPS if the impact of including these shares is dilutive. See Note 21, “Net (Loss) Earnings Per Common Share,” for details of our calculation of EPS.

Tax benefits resulting from the anticipated funding of the Settlement agreement were recorded as a $401 million net deferred tax asset on our consolidated balance sheet as of December 31, 2012. This deferred tax asset reflects the cash portion of the Settlement agreement and related accrued interest and the value of the 18 million shares of our common stock at the post-split price of $17.86 per share, which was the price when the Settlement agreement was reached in 2002. We intend to carry back a significant portion of the loss resulting from our deduction under the Settlement agreement. The efficiency of any amount carried back and the benefit therefrom, as well as the benefit from the amount carried forward, may depend upon, among other factors, the year when we fund the Settlement agreement. Our tax benefit may be significantly reduced resulting in an increased tax expense if we fund the Settlement agreement later than 2013. The timing of our funding, however, is subject to factors beyond our control. Other facts that will impact our tax benefit include the amount of cash we pay, our tax position and the applicable tax codes, our past and anticipated future earnings in the U.S., as well as the price or our common stock at the time we fund the Settlement agreement. For example, our tax benefit will be reduced, resulting in an increased tax expense, if the price of our common stock at the time of funding is less than $17.86 per share. Conversely, although our cash tax benefit will increase, any additional benefit resulting from an increased price per share will increase our paid in capital and not decrease our tax expense.

If we are unable to generate sufficient U.S. taxable income we could be required to increase our valuation allowance against this deferred tax asset and we may not realize the full cash tax benefit relating to this asset. This could result in a significant increase in our effective tax rate and could have a material adverse effect on our consolidated results of operations in the periods in which these conditions occur. Changes in statutory tax rates or other new legislation or regulation may also change our deferred tax assets or liability balances, with either favorable or unfavorable impacts on our effective tax rate.

While the Bankruptcy Court and the District Court have confirmed the PI Settlement Plan, parties have appealed or otherwise challenged the PI Settlement Plan and the opinions and orders entered by the Bankruptcy Court and the District Court confirming the PI Settlement Plan. These matters may be subject to further appeal, challenge, and proceedings before the District Court, the Third Circuit Court of Appeals, or other courts. Parties have challenged various issues with respect to the PI Settlement Plan and the opinions and orders entered by the Bankruptcy Court and the District Court, including (without limitation) issues relating to releases and injunctions contained in the PI Settlement Plan. We will continue to review and monitor the progress of the Grace bankruptcy proceedings (including appeals and other proceedings relating to the PI Settlement Plan, the Bankruptcy and the Amended District Court Opinions, and the Bankruptcy and Amended District Court Confirmation Orders), as well as any amendments or changes to the PI Settlement Plan or to the Bankruptcy and the Amended District Court Opinions and Confirmation Orders, to verify compliance with the Settlement agreement. We do not know whether or when a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) will become effective or whether the final plan will be consistent with the terms of the Settlement agreement.

As mentioned in “2013 Outlook” above, our full year 2013 diluted net earnings per common share guidance continues to exclude the payment under the Settlement agreement, as the timing is unknown. Payment under the Settlement agreement is expected to be accretive to our post-payment diluted net earnings per common share by approximately $0.13 annually. This range primarily represents the accretive impact on our net earnings from ceasing to accrue any future interest on the settlement amount following the payment.

The information set forth in Part II, Item 8 of this Annual Report on Form 10-K in Note 18, “Commitments and Contingencies,” under the caption “Settlement Agreement and Related Costs” is incorporated herein by reference.

Cryovac Transaction Commitments and Contingencies

The information set forth in Part II, Item 8 of this Annual Report on Form 10-K in Note 18, “Commitments and Contingencies,” under the caption “Cryovac Transaction Commitments and Contingencies” is incorporated herein by reference.

Contractual Obligations

The following table summarizes our principal contractual obligations and sets forth the amounts of required or contingently required cash outlays in 2013 and future years (amounts in millions):

	Payments Due by Years
Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Short-term borrowings	$39.2	$39.2	$—	$—	$—
Current portion of long-term debt exclusive of debt discounts and lender fees	1.8	1.8	—	—	—
Long-term debt, exclusive of debt discounts and lender fees	4,589.4	—	633.8	814.4	3,141.2

Total debt(1)	4,630.4	41.0	633.8	814.4	3,141.2
Interest payments due on long-term debt(2)	2,233.7	290.8	539.5	481.5	921.9
Operating leases	229.8	68.9	85.8	39.5	35.6
Cash portion of the Settlement agreement and related accrued interest(3)	876.9	876.9	—	—	—
First quarter 2013 quarterly cash dividend declared	25.3	25.3	—	—	—
Other principal contractual obligations	313.8	172.8	102.9	26.1	12.0

Total contractual cash obligations	$8,309.9	$1,475.7	$1,362.0	$1,361.5	$4,110.7

(1)

These amounts include principal maturities (at face value) only. These amounts also include our contractual obligations under capital leases of $1.3 million in 2013, $1.8 million in 2014-2015 and $0.2 million in 2016-2017.

(2)

Includes interest payments required under our senior notes issuances and Amended Credit Facility only. The interest payments included above for our Term Loan A and B were calculated using the following assumptions:

•	interest rates based on stated rates based on LIBOR as of December 31, 2012;
•	all non-U.S. dollar balances are converted using exchange rates as of December 31, 2012; and
•	assumes obligations are repaid when due.
(3)

This liability is reflected as a current liability due to the uncertainty of the timing of payment. Interest accrues on this amount at a rate of 5.5% per annum, compounded annually, until it becomes due and payable.

Current Portion of Long-Term Debt and Long-Term Debt — Represents the principal amount of the debt required to be repaid in each period.

Operating Leases — The contractual operating lease obligations listed in the table above represent estimated future minimum annual rental commitments primarily under non-cancelable real and personal property leases as of December 31, 2012.

Cash Portion of the Settlement Agreement — The Settlement agreement is described more fully in “Settlement Agreement and Related Costs,” of Note 18, “Commitments and Contingencies.”

Other Principal Contractual Obligations — Other principal contractual obligations include agreements to purchase an estimated amount of goods, including raw materials, or services, including energy, in the normal course of business. These obligations are enforceable and legally binding and specify all significant terms, including fixed or minimum quantities to be purchased, minimum or variable price provisions and the approximate timing of the purchase. The amounts included in the table above represent the minimum amounts we are obligated to pay under these agreements. We may purchase additional goods or services above the minimum requirements of these obligations and, as a result use additional cash.

Liability for Unrecognized Tax Benefits

At December 31, 2012, we had liabilities for unrecognized tax benefits and related interest and penalties of $257 million, most of which is included in other liabilities and the remaining balance as a reduction to current deferred tax assets on the consolidated balance sheet. At December 31, 2012, we cannot reasonably estimate the future period or periods of cash settlement of these liabilities. See Note 17, “Income Taxes,” for further discussion.

Off-Balance Sheet Arrangements

We have reviewed our off-balance sheet arrangements and have determined that none of those arrangements has a material current effect or is reasonably likely to have a material future effect on our consolidated financial statements, liquidity, capital expenditures or capital resources.

Income Tax Payments

We currently expect to pay between $95 million and $115 million in income taxes in 2013.

Contributions to Defined Benefit Pension Plans

We maintain defined benefit pension plans for some of our U.S. and our non-U.S. employees. We currently expect our contributions to these plans be approximately $30 million in 2013.

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

Principal Sources of Liquidity

We require cash to fund our operating expenses, capital expenditures, interest, taxes and dividend payments and to pay our debt obligations and other long-term liabilities as they come due. Our principal sources of liquidity are cash flows from operations, accumulated cash and amounts available under our existing lines of credit described below, including the Amended Credit Facility, and our accounts receivable securitization program.

We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, including all of the items mentioned above, and the cash payment under the Settlement agreement should it become payable within the next 12 months.

See Note 12, “Debt and Credit Facilities,” for further details.

Cash and Cash Equivalents

The following table summarizes our accumulated cash and cash equivalents:

	December 31, 2012	December 31, 2011
Cash and cash equivalents	$679.6	$703.6

See “Analysis of Historical Cash Flows” below.

Lines of Credit

Effective November 14, 2012, we amended the Revolving Credit Facility. The Amended Revolving Credit Facility may be used for working capital needs and general corporate purposes, including the payment of the amounts required upon effectiveness of the Settlement agreement. We used our Amended Revolving Credit Facility in connection with the sale of Diversey Japan and the refinancing of Term Loan A in 2012. Interest paid for 2011 and 2012 under the original revolving credit facility and the Amended Revolving Credit Facility was insignificant. There were no amounts outstanding under the original revolving credit facility at December 31, 2011 and the Amended Revolving Credit Facility at December 31, 2012. See Note 12, “Debt and Credit Facilities,” for further details.

Accounts Receivable Securitization Program

At December 31, 2012, we had $112 million available to us under the program. We did not utilize this program in 2012 and 2011. See Note 9, “Accounts Receivable Securitization Program,” for information concerning this program.

Covenants

At December 31, 2012 and 2011, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 12, “Debt and Credit Facilities.”

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

Outstanding Indebtedness

At December 31, 2012 and 2011, our total debt outstanding consisted of the amounts set forth in the following table.

	December 31,
	2012	2011
Short-term borrowings	$39.2	$34.5
Current portion of long-term debt	1.8	1.9

Total current debt	41.0	36.4
Total long-term debt, less current portion	4,540.8	4,966.7

Total debt	$4,581.8	$5,003.1

See Note 12, “Debt and Credit Facilities,” for further details.

Analysis of Historical Cash Flow

The following table shows the changes in our consolidated cash flows from continuing operations in the three years ended December 31, 2012.

	2012	2011	2010
Net cash provided by operating activities	$404.4	$372.2	$483.1
Net cash used in investing activities	(116.5)	(2,370.0)	(96.9)
Net cash (used in) provided by financing activities	(585.1)	2,016.4	(373.0)

Net Cash Provided by Operating Activities

2012

Net cash provided by continuing operating activities in 2012 was primarily attributable to net earnings adjusted to reconcile to net cash provided by operating activities of $419 million, which primarily included adjustments for depreciation and amortization, impairment of goodwill and other intangible assets, and share-based incentive compensation expenses. Net cash provided by changes in operating assets and liabilities resulted in a net cash use of $14 million in 2012.

2011

Net cash provided by continuing operating activities in 2011 was primarily attributable to net earnings adjusted to reconcile to net cash provided by operating activities of $387 million, which primarily included adjustments for depreciation and amortization, costs related to the acquisition of Diversey and share-based incentive compensation expenses. Net cash provided by changes in operating assets and liabilities resulted in a net spending of cash of $14 million in 2011.

Net Cash Used in Investing Activities

2012

In 2012, we used net cash of $117 million in investing activities, which was primarily due to capital expenditures of $124 million.

2011

In 2011, we used net cash of $2.4 billion in investing activities due to capital expenditures of $123 million and the acquisition of Diversey for $2.2 billion. See Note 4, “Acquisition of Diversey Holdings, Inc.” for further information.

We expect to continue to invest capital as we deem appropriate to expand our business, to maintain or replace depreciating property, plant and equipment, to acquire new manufacturing technology and to improve productivity and net sales growth. We expect total capital expenditures in 2013 to be approximately $160 million, which include capital expenditures of $10 million associated with the 2011-2014 Integration and Optimization Program. This projection is based upon our capital expenditure budget for 2013, the status of approved but not yet completed capital projects, anticipated future projects and historic spending trends.

Net Cash (Used in) Provided by Financing Activities

2012

Net cash used in financing activities was primarily due to the following:

•	repurchase of $400 million on 5.625% Senior Notes due July 2013 for $421 million;

•	prepayment of $185 million on Term Loan A;

•	prepayment of $1.1 billion on Term Loan B; and

•	payment of $101 million of quarterly dividends,

partially offset by:

•	issuance of $425 million of 6.50% Senior Notes due December 2020.

•	refinancing of $80 million of Term Loan A; and

•	refinancing of $801 million on Term Loan B.

2011

Net cash provided by financing activities was primarily due to the following:

•	net proceeds of $1.1 billion from Term Loan B;

•	net proceeds of $946 million from Term Loan A;

•	issuance of $750 million of 8.125% Senior Notes due September 2019;

•	issuance of $750 million of 8.375% Senior Notes due September 2021; and

•	changes in restricted cash of $263 million, which was used in connection with the acquisition of Diversey Holdings, Inc.

partially offset by:

•	the repayment of existing indebtedness of Diversey of $1.6 billion, in connection with the acquisition of Diversey;

•	the payment of our required 2011 and prepayment of our required 2012 Term Loan A Facility and Term Loan B Facility amortization payments totaling $97 million;

•	the payment of quarterly dividends of $87 million;

•	net payments of short-term borrowings of $7 million;

•	payments of debt issuance costs of $51 million in connection with the financing of the acquisition of Diversey; and

•	the acquisition of 0.5 million shares of common stock with a fair market value of $13 million that were withheld from employees to satisfy their minimum tax withholding obligations under our 2005 contingent stock plan.

Changes in Working Capital

	December 31, 2012		December 31, 2011		Increase
Working capital (current assets less current liabilities)	$888.8		$844.0		$44.8
Current ratio (current assets divided by current liabilities)	1.4	x	1.3	x
Quick ratio (current assets, less inventories divided by current liabilities)	1.1	x	1.0	x

The $45 million increase, or 5%, in working capital in the year ended December 31, 2012 was primarily due to the following factors:

•	net cash provided by operating activities of $404 million; and

•	net cash received from discontinued operations of $262 million, including the proceeds from the sale of Diversey Japan.

partially offset by:

•	the payment of quarterly dividends of $101 million; and

•	the payments of long-term debt net of proceeds of $453 million.

Changes in Stockholders’ Equity

The $1.5 billion, or 51%, decrease in stockholders’ equity in 2012 compared with 2011 was primarily due to the decrease in retained earnings of $1.5 billion, which reflects our net loss, including the impairment charge related to goodwill and other intangible assets of $1.6 billion, net of taxes. See Note 8, “Goodwill and Identifiable Intangible Assets,” for further details.

Derivative Financial Instruments

Interest Rate Swaps

The information set forth in Part II, Item 8 of this Annual Report on Form 10-K in Note 12, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps” is incorporated herein by reference.

Foreign Currency Forward Contracts

At December 31, 2012, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.

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

The provision for bad debts charged against operating results is based on several factors including, but not limited to, a regular assessment of the collectability of specific customer balances, the length of time a receivable is past due and our historical experience with our customers. In circumstances where a specific customer’s inability to meet its financial obligations is known, we record a specific provision for bad debt against amounts due thereby reducing the receivable to the amount we reasonably assess will be collected. If circumstances change, such as higher than expected defaults or an unexpected material adverse change in a major customer’s ability to pay, our estimates of recoverability could be reduced by a material amount.

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

Our fair value measurements for our financial instruments are subjective and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect our estimates. See Note 14, “Fair Value Measurements and Other Financial Instruments,” for further details on our fair value measurements.

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

Impairment of Long-Lived Assets

For finite-lived intangible assets, such as customer relationships, contracts and intellectual property, and for other long-lived assets, such as property, plant and equipment, whenever impairment indicators are present, we perform a review for impairment. We calculate the undiscounted value of the projected cash flows associated with the asset, or asset group, and compare this estimated amount to the carrying amount. If the carrying amount is found to be greater, we record an impairment loss for the excess of book value over the fair value. In addition, in all cases of an impairment review, we re-evaluate the remaining useful lives of the assets and modify them as appropriate.

For indefinite – lived intangible assets, such as in-process research and development and trademarks and trade names, each year and whenever impairment indicators are present, we determine the fair value of the asset and record an impairment loss for the excess of book value over fair value, if any. In addition, in all cases of an impairment review other than for in-process research and development assets, we re-evaluate whether continuing to characterize the asset as indefinite –lived is appropriate.

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

Market Approaches Used to Determine Fair Values

Each year we consider various relevant market approaches that could be used to determine fair value.

The first market approach estimates the fair value of the reporting unit by applying multiples of operating performance measures to the reporting unit’s operating performance. These multiples are derived from comparable publicly-traded companies with similar investment characteristics to the reporting unit, and such comparables are reviewed and updated as needed annually. We believe that this approach is appropriate because it provides a fair value estimate using multiples from entities with operations and economic characteristics comparable to our reporting units and the Company. The second market approach is based on the publicly traded common stock of the Company, and the estimate of fair value of the reporting unit is based on the applicable multiples of the Company. The third market approach is based on recent mergers and acquisitions of comparable publicly-traded and privately-held companies in the our industries.

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

See Note 8, “Goodwill and Identifiable Intangible Assets,” for details of our goodwill balance and the goodwill review performed in 2012 and other related information.

Pensions

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

At December 31, 2012, the total projected benefit obligation for our U.S. pension plans was $210 million, and the total net periodic benefit cost for the year ended December 31, 2012 was $1 million. At December 31, 2012, the total projected benefit obligation for our international pension plans was $1.0 billion, and the total net periodic benefit cost for the year ended December 31, 2012 was $16 million.

In general, material changes to the principal assumptions could have a material impact on the costs and liabilities recognized on our consolidated financial statements. A 25 basis point change in the assumed discount rate and a 100 basis point change in the expected long-term rate of return on plan assets would have resulted in the following increases (decreases) in the projected benefit obligation at December 31, 2012 and the expected net periodic benefit cost for the year ended December 31, 2013 (in millions).

United States	25 Basis Point Increase	25 Basis Point Decrease
Discount Rate
Effect on 2012 projected benefit obligation	$(5.4)	$5.6
Effect on 2013 expected net periodic benefit cost	—	—

	100 Basis Point Increase	100 Basis Point Decrease
Return on Assets
Effect on 2013 expected net periodic benefit cost	$(1.7)	$1.7

International	25 Basis Point Increase	25 Basis Point Decrease
Discount Rate
Effect on 2012 projected benefit obligation	$(42.6)	$45.4
Effect on 2013 expected net periodic benefit cost	(1.9)	3.3

	100 Basis Point Increase	100 Basis Point Decrease
Return on Assets
Effect on 2013 expected net periodic benefit cost	$(8.1)	$8.1

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with tax authorities. See Note 17, “Income Taxes,” for further discussion.

Summarized Quarterly Financial Information (Unaudited, in millions, except share data)(1)(2)

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,845.4	$1,924.6	$1,900.3	$1,977.8
Gross profit	621.1	628.3	643.6	651.3
Net earnings (loss) from continuing operations	(8.4)	(20.7)	(1,238.3)	(342.7)
Net earnings from discontinued operations	2.4	7.0	5.9	184.5
Net (loss) earnings available to common stockholders	(6.0)	(13.7)	(1,232.4)	(158.2)
Basic net earnings (loss) per common share
Continuing operations	$(0.04)	$(0.11)	$(6.41)	$(1.78)
Discontinued operations	0.01	0.04	0.03	0.95

Net earnings (loss) per common share—basic	$(0.03)	$(0.07)	$(6.38)	$(0.83)

Diluted net earnings per common share
Continuing operations	$(0.04)	$(0.11)	$(6.41)	$(1.78)
Discontinued operations	0.01	0.04	0.03	0.95

Net earnings (loss) per common share—diluted	$(0.03)	$(0.07)	$(6.38)	$(0.83)

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,128.5	$1,212.6	$1,247.1	$1,962.8
Gross profit	309.0	324.3	335.7	631.4
Net earnings (loss) from continuing operations	59.7	65.0	73.7	(59.8)
Net earnings from discontinued operations	—	—	—	10.6
Net earnings (loss) available to common stockholders	59.7	65.0	73.7	(49.2)
Basic net earnings (loss) per common share
Continuing operations	$0.37	$0.41	$0.46	$(0.31)
Discontinued operations	—	—	—	0.06

Net earnings (loss) per common share—basic	$0.37	$0.41	$0.46	$(0.25)

Diluted net earnings (loss) per common share
Continuing operations	$0.34	$0.37	$0.41	$(0.31)
Discontinued operations	—	—	—	0.06

Net earnings (loss) per common share—diluted	$0.34	$0.37	$0.41	$(0.25)

(1)

Includes the financial results of Diversey for the periods beginning October 3, 2011. See Note 4, “Acquisition of Diversey Holdings, Inc.,” for further information about the acquisition and related transactions and the acquisition accounting.

(2)

On November 14, 2012, we completed the sale of Diversey Japan. Operating results for Diversey Japan were reclassified to discontinued operations for the periods beginning October 3, 2011. See Note 3, “Divestiture,” for further information about the sale.

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

At December 31, 2012, we had no outstanding interest rate swaps, collars or options.

The information set forth in Item 8 of Part II of this Annual Report on Form 10-K in Note 13, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps” is incorporated herein by reference.

See Note 14, “Fair Value Measurements and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt. The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $110 million in the fair value of the total debt balance at December 31, 2012. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.

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

As a result of the changes in the exchange rates upon settlement of bolivar-denominated transactions and upon the remeasurement of our Venezuelan subsidiaries’ financial statements, we recognized nominal net losses for the year ended December 31, 2012 and 2011 and net gains of $6 million for the year ended December 31, 2010.

For the year ended December 31, 2012, less than 1% of our consolidated net sales and $5 million of operating profit were derived from our businesses in Venezuela. As of December 31, 2012, we had net assets of $70 million in Venezuela, which primarily consisted of cash and cash equivalents of $31 million. Also, as of December 31, 2012, our Venezuelan subsidiaries had a negative cumulative translation adjustment balance of $46 million.

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

We used the official exchange rate at December 31, 2012 of 4.3 bolivars to the U.S. dollar to re-measure the assets and liabilities of our Venezuelan subsidiaries for U.S GAAP financial statement presentation. On February 8, 2013, the Venezuelan government announced a devaluation of the bolivar to an exchange rate of 6.3 bolivars to the U.S. dollar, an approximate 32% devaluation, which we estimate may result in a pre-tax loss of approximately $10 million to $15 million in the first quarter of 2013. This pre-tax loss, which would be included in other income and expense on our consolidated statements of operations is mainly due to the remeasurement of the cash balances held in bolivars. Continuing restrictions on the foreign currency exchange market could affect our Venezuelan operations’ ability to pay obligations denominated in U.S. dollars as well as our ability to benefit from those operations.

Foreign Currency Forward Contracts

We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at December 31, 2012 would have caused us to pay approximately $87 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.

Our foreign currency forward contracts are described in Note 13, “Derivatives and Hedging Activities,” which is contained in Part II, Item 8, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments — Foreign Currency Forward Contracts,” contained in Part II, Item 7 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to changes in foreign exchange rates and interest rate and currency swaps related to certain financing transactions. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At December 31, 2012, we had no foreign exchange options or interest rate and currency swap agreements outstanding.

Outstanding Debt

Our outstanding debt is generally denominated in the functional currency of the borrower. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $429 million at December 31, 2012 and $633 million at December 31, 2011.

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

Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was $14 million in 2012, $9 million in 2011 and $7 million in 2010. The allowance for doubtful accounts was $26 million at December 31, 2012 and $16 million at December 31, 2011.

Pensions

Recent market conditions have resulted in an unusually high degree of volatility and increased risks and short-term liquidity concerns associated with some of the plan assets held by our defined benefit pension plans, which have impacted the performance of some of the plan assets. Based upon the annual valuation of our defined benefit pension plans at December 31, 2012, we expect our net periodic benefit costs to be approximately $18 million in 2013. See Note 15, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” for further details on our defined benefit pension plans.

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

Sealed Air Corporation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sealed Air Corporation:

We have audited the accompanying consolidated balance sheets of Sealed Air Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, cash flows and comprehensive (loss) income for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II—valuation and qualifying accounts and reserves. We also have audited Sealed Air Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sealed Air Corporation’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sealed Air Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Sealed Air Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Short Hills, New Jersey

March 1, 2013

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2012	2011
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$679.6	$703.6
Receivables, net of allowance for doubtful accounts of $25.9 in 2012 and $16.2 in 2011	1,326.0	1,314.2
Inventories	736.4	777.5
Deferred tax assets	393.0	156.2
Assets held for sale	—	279.0
Prepaid expenses and other current assets	87.4	119.7

Total current assets	3,222.4	3,350.2
Property and equipment, net	1,212.8	1,269.2
Goodwill	3,191.4	4,209.6
Intangible assets, net	1,139.7	2,035.7
Non-current deferred tax assets	255.8	112.3
Other assets, net	415.1	455.0

Total assets	$9,437.2	$11,432.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$39.2	$34.5
Current portion of long-term debt	1.8	1.9
Accounts payable	483.8	554.9
Deferred tax liabilities	10.3	16.0
Settlement agreement and related accrued interest	876.9	831.2
Accrued restructuring costs	72.4	36.3
Liabilities held for sale	—	216.7
Other current liabilities	849.2	814.7

Total current liabilities	2,333.6	2,506.2
Long-term debt, less current portion	4,540.8	4,966.7
Non-current deferred tax liabilities	472.5	439.7
Other liabilities	646.0	567.0

Total liabilities	7,992.9	8,479.6

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2012 and 2011	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 204,660,621 in 2012 and 202,528,616 in 2011; shares outstanding; 194,557,669 in 2012 and 192,062,185 in 2011	20.6	20.3
Common stock reserved for issuance related to Settlement agreement, $0.10 par value per share, 18,000,000 shares in 2012 and 2011	1.8	1.8
Additional paid-in capital	1,684.9	1,689.6
Retained earnings	254.8	1,766.5
Common stock in treasury, 10,102,952 shares in 2012 and 10,466,431 shares in 2011	(353.4)	(375.6)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(142.3)	(43.2)
Cumulative translation adjustment	(24.1)	(104.0)
Unrealized gain on derivative instruments	1.5	2.1

Total accumulated other comprehensive loss, net of taxes	(164.9)	(145.1)

Total parent company stockholders’ equity	1,443.8	2,957.5
Noncontrolling interests	0.5	(5.1)

Total stockholders’ equity	1,444.3	2,952.4

Total liabilities and stockholders’ equity	$9,437.2	$11,432.0

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2012	2011	2010
	(In millions, except per share amounts)
Net sales	$7,648.1	$5,550.9	$4,490.1
Cost of sales	5,103.8	3,950.6	3,237.3

Gross profit	2,544.3	1,600.3	1,252.8
Marketing, administrative and development expenses	1,785.2	1,014.4	699.0
Amortization expense of intangible assets acquired	134.0	39.5	11.2
Impairment of goodwill and other intangible assets	1,892.3	—	—
Costs related to the acquisition and integration of Diversey	7.4	64.8	—
Restructuring and other charges	142.5	52.2	7.6

Operating (loss) profit	(1,417.1)	429.4	535.0
Interest expense	(384.7)	(216.6)	(161.6)
Loss on debt redemption	(36.9)	—	(38.5)
Impairment of equity method investment	(23.5)	—	—
Foreign currency exchange (losses) gains related to Venezuelan subsidiaries	(0.4)	(0.3)	5.5
Net gains on sale (other-than-temporary impairment) of available-for-sale securities	—	—	5.9
Other expense, net	(9.4)	(14.5)	(2.9)

(Loss) earnings from continuing operations before income tax provision	(1,872.0)	198.0	343.4
Income tax (benefit) provision	(261.9)	59.5	87.5

Net (loss) earnings from continuing operations	(1,610.1)	138.5	255.9

Net earnings from discontinued operations	20.9	10.6	—
Net gain on sale of discontinued operations	178.9	—	—

Net (loss) earnings available to common stockholders	$(1,410.3)	$149.1	$255.9

Net (loss) earnings per common share:
Basic
Continuing operations	$(8.35)	$0.83	$1.61
Discontinued operations	1.04	0.06	—

Net (loss) earnings per common share—basic	$(7.31)	$0.89	$1.61

Diluted
Continuing operations	$(8.35)	$0.75	$1.44
Discontinued operations	1.04	0.05	—

Net (loss) earnings per common share—diluted	$(7.31)	$0.80	$1.44

Dividends per common share	$0.52	$0.52	$0.50

Weighted average number of common shares outstanding:
Basic	192.8	167.0	158.3

Diluted	192.8	185.4	176.7

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Net (loss) earnings available to common stockholders	$(1,410.3)	$149.1	$255.9
Other comprehensive (loss) income, net of taxes:
Recognition of deferred pension items, net of taxes of $23.0 in 2012, $1.0 in 2011 and $(1.8) in 2010	(99.1)	4.7	22.5
Unrealized losses on derivative instruments, net of taxes of $0.7 in 2012, $0.7 in 2011 and $0.4 in 2010	(0.6)	(1.4)	(0.6)
Unrealized losses on available-for-sale securities, reclassified to net earnings, net of taxes of $(2.6) in 2010	—	—	(4.4)
Foreign currency translation adjustments	79.9	(38.1)	(15.1)

Comprehensive (loss) income, net of income taxes	$(1,430.1)	$114.3	$258.3

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Common Stock	Common Stock Reserved for Issuance Related to the Settlement Agreement	Additional Paid-in Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive Loss, Net of Taxes	Total Parent Company Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
	(In millions)
Balance at December 31, 2009	$16.9	$1.8	$1,127.1	$1,531.1	$(364.6)	$(112.7)	$2,199.6	$0.7	$2,200.3
Effect of contingent stock transactions, net of taxes	0.1	—	28.3	—	(1.2)	—	27.2	—	27.2
Stock issued for share- based incentive compensation	—	—	(5.2)	—	12.9	—	7.7	—	7.7
Purchases of common stock	—	—	—	—	(9.8)	—	(9.8)	—	(9.8)
Recognition of deferred pension items, net of taxes	—	—	—	—	—	22.5	22.5	—	22.5
Foreign currency translation, net of taxes	—	—	—	—	—	(15.1)	(15.1)	—	(15.1)
Unrecognized loss on derivative instruments, net of taxes	—	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Unrecognized losses on available-for-sale securities, net of taxes	—	—	—	—	—	(4.4)	(4.4)	—	(4.4)
Noncontrolling interests	—	—	2.5	—	—	—	2.5	(3.7)	(1.2)
Net earnings	—	—	—	255.9	—	—	255.9	—	255.9
Dividends on common stock	—	—	—	(80.9)	—	—	(80.9)	—	(80.9)

Balance at December 31, 2010	$17.0	$1.8	$1,152.7	$1,706.1	$(362.7)	$(110.3)	$2,404.6	$(3.0)	$2,401.6
Effect of contingent stock transactions, net of taxes	0.1	—	27.4	—	(12.9)	—	14.6	—	14.6
Stock issued for share- based incentive compensation	—	—	0.7	—	—	—	0.7	—	0.7
Shares issued in connection with Diversey acquisition	3.2	—	509.7	—	—	—	512.9	—	512.9
Recognition of deferred pension items, net of taxes	—	—	—	—	—	4.7	4.7	—	4.7
Foreign currency translation, net of taxes	—	—	—	—	—	(38.1)	(38.1)	—	(38.1)
Unrecognized loss on derivative instruments, net of taxes	—	—	—	—	—	(1.4)	(1.4)	—	(1.4)
Noncontrolling interests	—	—	(0.9)	—	—	—	(0.9)	(2.1)	(3.0)
Net earnings	—	—	—	149.1	—	—	149.1	—	149.1
Dividends on common stock	—	—	—	(88.7)	—	—	(88.7)	—	(88.7)

Balance at December 31, 2011	$20.3	$1.8	$1,689.6	$1,766.5	$(375.6)	$(145.1)	$2,957.5	$(5.1)	$2,952.4
Effect of contingent stock transactions, net of taxes	0.2	—	16.9	—	(10.6)	—	6.5	—	6.5
Stock issued for share- based incentive compensation	0.1	—	(13.3)	—	32.8	—	19.6	—	19.6
Recognition of deferred pension items, net of taxes	—	—	—	—	—	(99.1)	(99.1)	—	(99.1)
Foreign currency translation, net of taxes	—	—	—	—	—	79.9	79.9	—	79.9
Unrecognized loss on derivative instruments, net of taxes	—	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Noncontrolling interests	—	—	(8.3)	—	—	—	(8.3)	5.6	(2.7)
Net loss	—	—	—	(1,410.3)	—	—	(1,410.3)	—	(1,410.3)
Dividends on common stock	—	—	—	(101.4)	—	—	(101.4)	—	(101.4)

Balance at December 31, 2012	$20.6	$1.8	$1,684.9	$254.8	$(353.4)	$(164.9)	$1,443.8	$0.5	$1,444.3

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Cash flows from operating activities from continuing operations:
Net (loss) earnings available to common stockholders from continuing operations	$(1,610.1)	$138.5	$255.9
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities from continuing operations:
Impairment of goodwill and other intangible assets	1,892.3	—	—
Impairment of equity method investment and related debt	23.5	—	—
Depreciation and amortization	304.0	186.7	154.7
Share-based incentive compensation expense	16.9	25.0	30.6
Profit sharing expense	19.0	18.7	18.0
Costs related to the acquisition and integration of Diversey	7.4	64.8	—
Amortization of senior debt related items and other	15.0	4.9	1.7
Loss on debt redemption	36.9	—	38.5
Provisions for bad debt	16.8	8.6	6.4
Provisions for inventory obsolescence	15.6	9.2	2.1
Deferred taxes, net	(318.4)	(60.9)	(3.3)
Excess tax benefit from share-based incentive compensation	(0.4)	(2.6)	—
Net gain on disposals of property and equipment and other	0.3	(6.3)	(0.8)
Net gains on sale other-than-temporary impairment of available-for-sale securities	—	—	(5.9)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Changes in restricted cash	—	(6.3)	—
Receivables, net	(27.2)	(103.0)	(33.9)
Inventories	32.4	(12.9)	(19.4)
Other assets, net	10.2	45.1	16.3
Accounts payable	(83.8)	(28.2)	19.0
Other liabilities	54.0	90.9	3.2

Net cash provided by operating activities from continuing operations	404.4	372.2	483.1

Cash flows from investing activities from continuing operations:
Capital expenditures for property and equipment	(124.4)	(123.5)	(87.6)
Acquisition of Diversey, net of cash and cash equivalents acquired	—	(1,983.7)	—
Investment in Diversey preferred stock	—	(262.9)	—
Other businesses acquired in purchase transactions, net of cash and cash equivalents acquired and equity investment	(2.6)	(12.0)	(24.1)
Proceeds from sale of available-for-sale securities	—	—	12.6
Proceeds from sales of property and equipment	7.8	10.4	4.2
Other investing activities	2.7	1.7	(2.0)

Net cash used in investing activities from continuing operations	(116.5)	(2,370.0)	(96.9)

Cash flows from financing activities from continuing operations:
Changes in restricted cash	—	262.9	—
Payments of long-term debt	(1,759.1)	(1,753.6)	(276.1)
Proceeds from long-term debt, net	1,306.5	3,662.2	—
Dividends paid on common stock	(100.9)	(87.4)	(79.7)
Acquisition of common stock for tax withholding obligations under our 2005 contingent stock plan	(9.6)	(12.2)	—
Net proceeds from (payments of) short-term borrowings	7.2	(7.0)	(4.4)
Payments of debt issuance costs	(29.6)	(51.1)	—
Repurchases of common stock	—	—	(9.8)
Excess tax benefit from share-based incentive compensation	0.4	2.6	—
Other financing activities	—	—	(3.0)

Net cash (used in) provided by financing activities from continuing operations	(585.1)	2,016.4	(373.0)

Effect of foreign currency exchange rate changes on cash and cash equivalents	11.1	2.0	(32.1)

Net change in cash and cash equivalents from continuing operations	(286.1)	20.6	(18.9)

Net cash (used in) provided by operating activities from discontinued operations	(7.4)	7.2	—
Net cash provided by (used in) investing activities from discontinued operations	313.7	(7.1)	—
Net cash (used in) provided by financing activities from discontinued operations	(44.2)	7.3	—

Net change in cash and cash equivalents from discontinued operations	262.1	7.4	—

Cash and cash equivalents:
Balance, beginning of period	$703.6	$675.6	$694.5
Net change during the period	(24.0)	28.0	(18.9)

Balance, end of period	$679.6	$703.6	$675.6

Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$323.0	$134.8	$128.7

Income tax payments	$109.7	$106.9	$86.6

Non-cash items:
Non-cash items associated with the acquisition of Diversey:
31.7 million shares of Sealed Air common stock issued in connection with the Diversey acquisition	$—	$512.9	$—

Fair value of Diversey preferred stock investment	$—	$262.9	$—

Fair-value-based measure of the portion of the SARs attributed to pre-acquisition service	$—	$50.8	$—

Other non-cash items:
Transfers of shares of our common stock from Treasury as part of our 2011 and 2009 profit-sharing plan contributions	$18.7	$—	$7.2

Net unrealized (losses) gains on available-for-sale securities	$—	$—	$(7.0)

See accompanying notes to consolidated financial statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 Organization and Nature of Operations

We are a global leader in food safety and security, facility hygiene and product protection. We serve an array of end markets including food and beverage processing, food service, retail, health care and industrial, commercial and consumer applications. We have widely recognized and inventive brands such as Bubble Wrap® brand cushioning, Cryovac® brand food packaging solutions and Diversey® brand cleaning and hygiene solutions.

Throughout this report, when we refer to “Sealed Air,” the “Company,” “we,” “our,” or “us,” we are referring to Sealed Air Corporation and all of our subsidiaries, except where the context indicates otherwise.

During the fourth quarter of 2012, we began to operate under a new business divisions for our segment reporting structure. The new segment reporting structure consists of three global business divisions: Food & Beverage, Institutional & Laundry and Protective Packaging, and an “Other” category. See Note 5, “Segments,” for further details of our segment structure. We conduct substantially all of our business through three wholly-owned subsidiaries, Cryovac, Inc., Sealed Air Corporation (US) and Diversey, Inc.

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

The consolidated financial statements and information included in this Annual Report on Form 10-K (“Form 10-K”) include the financial results of Diversey for the periods beginning October 3, 2011. The financial results included in this Form 10-K related to the acquisition method accounting for the Diversey transaction have been finalized. See Note 4, “Acquisition of Diversey Holdings, Inc.,” for further information about the acquisition and related transactions and the acquisition accounting.

During the fourth quarter of 2012, we began to operate under three new business divisions for our segment reporting structure. This new structure replaced our legacy seven business unit structure. Our new segment reporting structure, which we also refer to as “divisions”, reflects the way management now makes operating decisions and manages the growth and profitability of the business. It also corresponds with management’s current approach of allocating resources and assessing the performance of our segments. We report our segment in accordance with the provision of Financial Accounting Standards Board Accounting Standards Codification Topic 280, “Segment Reporting.”

The changes to our segment structure have no effect on the historical consolidated results of operations of the Company. Prior period segment results have been revised to the new segment presentation. The results below include the results of Diversey beginning of October 3, 2011 (date of acquisition). All results prior to October 3, 2011 include historical Sealed Air results only.

On November 14, 2012, we completed the sale of Diversey G.K. (“Diversey Japan”) (an indirect subsidiary of Diversey, Inc.). The operating results for Diversey Japan were reclassified to discontinued operations, net of tax, on the consolidated statements of operations for the years ended December 31, 2011 and 2012, and the assets and liabilities of the Diversey Japan operations were reclassified to assets and liabilities held for sale as of December 31, 2011. Prior year disclosures in the Consolidated Statement of Cash Flows and the Notes to Consolidated Financial Statements have been revised accordingly. See Note 3, “Divestiture,” for further information about the sale.

During the three months ended March 31, 2012, we identified a misclassification in our December 31, 2011 consolidated balance sheet included in our 2011 Annual Report on Form 10-K. This misclassification, which has been corrected on our December 31, 2011 consolidated balance sheet included in this Form 10-K, decreased our current deferred tax assets and non-current deferred tax liabilities by $65 million, decreasing our current deferred tax assets from $230 million to $165 million and decreasing our non-current deferred tax liabilities from $532 million to $467 million. These amounts have not been adjusted to reflect the divestiture of Diversey Japan. This misclassification had no impact on our net deferred tax liability balance at December 31, 2011 and it did not impact our consolidated statements of operations or cash flows. Accordingly, we do not consider this correction to be material to our consolidated financial condition or results of operations.

Use of Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including amounts recorded in connection with the acquisition of Diversey, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. These estimates include, among other items, assessing the collectability of receivables, the use and recoverability of inventory, the estimation of fair value of financial instruments, assumptions used in the calculation of income taxes, useful lives and recoverability of tangible and goodwill and other intangible assets, assumptions used in our defined benefit pension plans, estimates related to self-insurance such as the aggregate liability for uninsured claims using historical experience, insurance and actuarial estimates and estimated trends in claim values, costs for incentive compensation and accruals for commitments and contingencies. We review these estimates and assumptions periodically using historical experience and other factors and reflect the effects of any revisions in the consolidated financial statements in the period we determine any revisions to be necessary. Actual results could differ from these estimates.

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

See Note 13, “Derivatives and Hedging Activities,” for further details.

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

Our fair value measurements for our financial instruments are subjective and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect our estimates. See Note 14, “Fair Value Measurements and Other Financial Instruments,” for further details on our fair value measurements.

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

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments impact the amount of net sales recognized by us in the period of adjustment. Charges for rebates and other allowances were approximately 12% of gross sales in 2012, 7% of gross sales in 2011 and less than 5% of gross sales in 2010.

Research and Development

We expense research and development costs as incurred. Research and development costs were $135 million in 2012, $105 million in 2011 and $88 million in 2010.

Share-Based Incentive Compensation

Our primary share-based employee incentive compensation program is the 2005 Contingent Stock Plan. See Note 19, “Stockholders’ Equity,” for further information on this plan.

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

Income Taxes

We file a consolidated U.S. federal income tax return. Our non-U.S. subsidiaries file income tax returns in their respective local jurisdictions. We provide for U.S. income taxes on those portions of our foreign subsidiaries’ accumulated earnings that we believe are not reinvested indefinitely in our businesses. It is not practicable to estimate the amount of tax that might be payable on the portion of those accumulated earnings that we believe are reinvested indefinitely.

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

See Note 17, “Income Taxes,” for further discussion.

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

Accounts Receivable Securitization

Three of our primary U.S. operating subsidiaries are parties to an accounts receivable securitization program under which they sell eligible U.S. accounts receivable to an indirectly wholly-owned subsidiary that was formed for the sole purpose of entering into this program. The wholly-owned subsidiary in turn may sell an undivided fractional ownership interest in these receivables to a participating bank or an issuer of commercial paper administered by the participating banks. The wholly-owned subsidiary retains the receivables it purchases from the three operating subsidiaries.

Effective January 1, 2010, under U.S. GAAP, our current program qualifies as a secured borrowing rather than the sale of an asset. Any future transfers of ownership interests of receivables under our receivables securitization program to the issuer of commercial paper or to the participating banks are no longer considered sales of receivables but are considered secured borrowings and will be recorded as liabilities on our consolidated balance sheet.

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

Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of the aggregate of the following (1) consideration transferred, (2) the fair value of any noncontrolling interest in the acquiree and, (3) if the business combination is achieved in stages, the acquisition-date fair value of our previously held equity interest in the acquiree over the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed.

Identifiable intangible assets consist primarily of patents, licenses, trademarks, trade names, customer lists and relationships, non-compete agreements and technology based intangibles and other contractual agreements. We amortize finite lived identifiable intangible assets over the shorter of their stated or statutory duration or their estimated useful lives, generally ranging from 3 to 15 years, on a straight-line basis to their estimated residual values and periodically review them for impairment. Total identifiable intangible assets comprise 12% in 2012 and 18% in 2011 of our consolidated total assets. See Note 4, “Acquisition of Diversey Holdings, Inc.,” for further information on our acquired intangible assets.

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

See Note 8, “Goodwill and Identifiable Intangible Assets,” for further discussion of our goodwill and identifiable intangible assets.

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

For indefinite – lived intangible assets, such as in-process research and development and trademarks and trade names, each year and whenever impairment indicators are present, we determine the fair value of the asset and record an impairment loss for the excess of book value over the fair value, if any. In addition, in all cases of an impairment review other than for in-process research and development assets, we re-evaluate whether continuing to characterize the asset as indefinite –lived is appropriate. See Note 8, “Goodwill and Identifiable Intangible Assets.”

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

See Note 15, “Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans,” for information about the combined company’s benefit plans.

Net Earnings per Common Share

Basic earnings per common share is calculated by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Non-vested share-based payment awards that contain non-forfeitable rights to dividends are treated as participating securities and therefore included in computing earnings per common share using the “two-class method”. The two-class method is an earnings allocation formula that calculates basic and diluted net earnings per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings. The non-vested restricted stock issued under our 2005 Contingent Stock Plan are considered participating securities since these securities have non-forfeitable rights to dividends when we declare a dividend during the contractual vesting period of the share-based payment award and therefore included in our earnings allocation formula using the two-class method.

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

See Note 21, “Net (Loss) Earnings Per Common Share,” for further discussion.

Recently Issued Accounting Standards

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, that became effective for us beginning January 1, 2012. This standard eliminates the option to report other comprehensive income and its components in the statement of changes in equity. The adoption of this guidance did not impact our consolidated financial condition and results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, that became effective for us beginning January 1, 2012. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The adoption of this guidance did not impact our consolidated financial condition or results of operations.

Pending in 2013

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvement, which makes certain technical corrections (i.e., relatively minor corrections and clarifications) and “conforming fair value amendments”. The amendments affect various codification topics and apply to all reporting entities within the scope of those topics. This standard becomes effective for us upon issuance, except for amendments that are subject to transition guidance, which will be effective for fiscal periods beginning after December 15, 2012. We are currently evaluating the impact of this standard update on our consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This standard update, which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment, provides companies with the option to first perform a qualitative assessment before performing the two-step quantitative impairment test. If the company determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not to exceed its carrying amount, then the company would not need to perform the two-step quantitative impairment test. This standard does not revise the requirement to test indefinite-lived intangible assets annually for impairment. This standard becomes effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption allowed. We do not expect the adoption of this standard will have an effect on our consolidated financial condition or results of operations.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which creates new disclosure requirements about the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. Then in January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, to further clarify the scope of the offsetting disclosures. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The new disclosures are designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards. We are currently evaluating the impact these standard updates on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, a company is required to present either on the statement of operations or in the notes significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The disclosure requirements are effective for annual reporting periods beginning after December 15, 2012, prospectively. We are currently evaluating the impact of this standard update on our consolidated financial statements.

Note 3 Divestiture

On November 14, 2012, we completed the sale of Diversey G.K. (“Diversey Japan”) (an indirect subsidiary of Diversey, Inc.) to an investment vehicle of The Carlyle Group (“Carlyle”) for gross proceeds of $323 million, including certain purchase price adjustments. After transaction costs of $10 million, we used substantially of all the net proceeds of $313 million to prepay a portion of our term loans outstanding under our senior secured credit facilities (see Note 12, “Debt and Credit Facilities”). We recorded a pre-tax gain on the sale of $211 million ($179 million net of tax) which is included in net earnings in the consolidated statement of operations for the year ended December 31, 2012.

Diversey Japan was acquired as part of the acquisition of Diversey on October 3, 2011. See Note 4, “Acquisition of Diversey Holdings, Inc.” The Diversey Japan business was part of the Company’s Diversey reportable segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of the Diversey Japan business are presented as discontinued operations, net of tax, in the consolidated statements of operations for the years ended December 31, 2012 and 2011 and Cash Flows and related disclosures and, as such, have been excluded from both continuing operations and segment results for all years presented. Assets and liabilities of the Diversey Japan business have been segregated as assets and liabilities held for sale in the consolidated balance sheet as of December 31, 2011.

Following is selected financial information included in net earnings from discontinued operations:

	Year Ended December 31,
	2012	2011
Net sales	$273.5	$90.0

Operating profit	$34.1	$17.9

Earnings from discontinued operations before income tax provision	$33.0	$18.1
Income tax provision	12.1	7.5

Net earnings from discontinued operations	$20.9	$10.6

Gain on sale of discontinued operations before income tax provision	$210.8	$—
Income tax provision on sale	31.9	—

Net gain on sale of discontinued operations	$178.9	$—

The carrying value of the major classes of assets and liabilities for these discontinued operations were as follows:

Year Ended December 31, 2011
Assets:
Cash and cash equivalents	$19.2
Receivables, net	68.8
Inventories	20.6
Property and equipment, net	52.9
Goodwill	10.9
Intangible assets, net	69.4
Other assets, net	37.2

Assets held for sale	$279.0

Liabilities:
Accounts payable	$64.1
Other liabilities	152.6

Liabilities held for sale	$216.7

In connection with the sale, the Company entered into several agreements to provide certain supply and transitional services to Diversey Japan after closing of the sale. While those agreements are expected to generate future revenues and cash flows for the Company, the estimated amounts and the Company’s continuing involvement in Diversey operations in Japan are not expected to be significant to the Company as a whole.

Note 4 Acquisition of Diversey Holdings, Inc.

Description of Transaction

On October 3, 2011, we completed the acquisition of 100% of the outstanding stock of Diversey Holdings, Inc. Under the terms of the acquisition agreement, we paid in aggregate $2.1 billion in cash consideration and an aggregate of approximately 31.7 million shares of Sealed Air common stock to the shareholders of Diversey. We financed the payment of the cash consideration and related fees and expenses through (a) borrowings under our new Credit Facility, (b) proceeds from our issuance of the Notes and (c) cash on hand. In connection with the acquisition, we also used our new borrowings and cash on hand to retire $1.6 billion of existing indebtedness of Diversey. The new Credit Facility and Notes are described in Note 12, “Debt and Credit Facilities.”

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

Summary Unaudited Pro Forma Financial Information

The following table presents unaudited supplemental pro forma financial information as if the acquisition of Diversey had occurred on January 1, 2010 for the periods presented below. The pro forma results provided below have been revised to reflect the discontinued operations of the Diversey Japan business as if it had occurred on January 1, 2010 for the periods presented below. The impact of this revision was not material to the results included below.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Net sales	$7,785.0	$7,304.6

Operating profit	$596.0	$659.2

Net earnings from continuing operations	$106.1	$164.6

Weighted average number of common shares outstanding:
Basic	190.8	190.0

Diluted	209.2	208.4

Net earnings per common share:
Basic	$0.56	$0.87

Diluted	$0.51	$0.79

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

Note 5 Segments

During the fourth quarter of 2012, we began to operate under three new business divisions for our segment reporting structure. This new structure replaced our legacy seven business unit structure.

We evaluate the performance of each reportable segment based on operating profit and other financial metrics, which includes allocations for such corporate expenses as business development, customer service, finance, information services, human resources and legal. It does not include restructuring and other charges or interest income and expense and any income or loss amounts recorded in other income (expense). We allocate all depreciation and amortization to our reportable segments and Other category consistent with the accounting policies of the Company.

The following tables show net sales, depreciation and amortization and operating (loss) profit by our new segment reporting structure:

	2012	2011	2010
Net sales
Food & Beverage	$3,739.6	$3,240.6	$2,858.5
Institutional & Laundry	2,131.5	534.0	—
Protective Packaging	1,578.4	1,594.4	1,469.9
Other	198.6	181.9	161.7

Total	$7,648.1	$5,550.9	$4,490.1

Depreciation and amortization
Food & Beverage	$142.2	$122.2	$120.3
Institutional & Laundry	127.3	35.1	—
Protective Packaging	38.3	44.1	53.4
Other	13.1	10.9	11.4

Total	$320.9	$212.3	$185.1

Operating (loss) profit
Food & Beverage	$(170.9)	$371.2	$361.9
Institutional & Laundry	(1,278.4)	(14.8)	—
Protective Packaging	207.5	201.7	185.1
Other	(25.4)	(11.7)	(4.4)

Total segments and other	(1,267.2)	546.4	542.6
Costs related to the acquisition and integration of Diversey	7.4	64.8	—
Restructuring and other charges(1)	142.5	52.2	7.6

Total	$(1,417.1)	$429.4	$535.0

(1)	Restructuring and other charges by our segment reporting structure were as follows:

	2012	2011	2010
Food & Beverage	$72.0	$13.1	$3.7
Institutional & Laundry	53.1	39.5	—
Protective Packaging	16.7	(0.4)	3.8
Other	0.7	—	0.1

Total	$142.5	$52.2	$7.6

The restructuring and other charges in 2011 and 2012 primarily relate to the 2011-2014 Integration and Optimization Program. The restructuring and other charges in 2010 primarily relate to our global manufacturing strategy and our closure of a small factory in Europe. See Note 10, “Restructuring Activities,” for further discussion.

Assets by Reportable Segments

The following table shows assets allocated by our segment reporting structure. Only assets which are identifiable by segment and reviewed by our chief operating decision maker by segment are allocated to the reportable segment assets, which are trade receivables, net, and finished goods inventories, net. All other assets are included in “Assets not allocated.”

	December 31, 2012	December 31, 2011
Assets:
Trade receivables, net, and finished goods inventories, net
Food & Beverage	$811.9	$806.5
Institutional & Laundry	587.8	582.3
Protective Packaging	331.3	337.3
Other	37.0	35.0

Total segments and other	1,768.0	1,761.1
Assets not allocated
Cash and cash equivalents	679.6	703.6
Property and equipment, net	1,212.8	1,269.2
Goodwill	3,191.4	4,209.6
Intangibles, net	1,139.7	2,035.7
Assets held for sale	—	279.0
Other	1,445.7	1,173.8

Total	$9,437.2	$11,432.0

Allocation of Goodwill and Identifiable Intangible Assets to Reportable Segments

Our management views goodwill and identifiable intangible assets as corporate assets, so we do not allocate their balances to the reportable segments. However, we are required to allocate their balances to each reporting unit to perform our annual impairment review, which we do during the fourth quarter of the year. In 2012, we determined that sufficient indicators existed to require an impairment review. See Note 8, “Goodwill and Identifiable Intangible Assets,” for the allocation of goodwill and identifiable intangible assets and the changes in their balances in the year ended December 31, 2012 by our segment reporting structure, and the details of our impairment review.

Geographic Information

	2012	2011	2010
Net sales(1):
United States	$2,713.2	$2,305.2	$2,081.6
Canada	267.7	172.6	145.0
Europe	2,492.2	1,639.9	1,171.4
Latin America	802.0	545.7	434.3
AMAT	776.8	346.0	197.7
Japan/Australia/New Zealand	596.2	541.5	460.1

Total	$7,648.1	$5,550.9	$4,490.1

Total long-lived assets(1)(2):
United States	$3,006.4	$4,558.1
Canada	105.8	48.0
Europe	1,686.5	1,989.8
Latin America	262.0	387.9
AMAT	699.8	815.8
Japan/Australia/New Zealand	198.5	169.9

Total	$5,959.0	$7,969.5

(1)

Net sales attributed to the geographic areas represent net sales to external customers. No non-U.S. country had net sales in excess of 10% of consolidated net sales or long-lived assets in excess of 10% of consolidated long-lived assets at December 31, 2012 and 2011.

(2)	Total long-lived assets are total assets excluding total current assets and deferred tax assets.

Note 6 Inventories

The following table details our inventories and the reduction of certain inventories to a LIFO basis:

	December 31,
	2012	2011
Inventories (at FIFO, which approximates replacement value):
Raw materials	$128.4	$150.8
Work in process	117.0	121.0
Finished goods	542.4	559.0

Subtotal (at FIFO)	787.8	830.8
Reduction of certain inventories to LIFO basis	(51.4)	(53.3)

Total	$736.4	$777.5

We determine the value of our legacy Sealed Air non-equipment U.S. inventories by the last-in, first-out or LIFO inventory method. U.S. inventories determined by the LIFO method were $104 million at December 31, 2012 and $121 million at December 31, 2011.

Note 7 Property and Equipment, net

The following table details our property and equipment, net, at December 31, 2012 and 2011.

	December 31,
	2012	2011
Land and improvements	$142.5	$139.4
Buildings	715.4	702.3
Machinery and equipment	2,548.9	2,460.7
Other property and equipment	154.2	151.6
Construction-in-progress	85.7	103.9

	3,646.7	3,557.9
Accumulated depreciation and amortization	(2,433.9)	(2,288.7)

Property and equipment, net	$1,212.8	$1,269.2

The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment for the three years ended December 31, 2012.

	December 31,
	2012	2011	2010
Interest cost capitalized	$5.5	$4.2	$3.7
Depreciation and amortization expense for property and equipment	170.0	147.2	143.5

Note 8 Goodwill and Identifiable Intangible Assets

Goodwill

We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The goodwill impairment test involves a two-step process. In step one, we compare the fair value of each of our reporting units to its carrying value, including the goodwill allocated to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, there is no indication of impairment and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we must perform step two of the impairment test to measure the amount of impairment loss, if any. In the step two, the reporting unit’s fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit’s goodwill is less than the carrying value, the difference is recorded as an impairment loss.

Third Quarter 2012 Interim Impairment Test

During the third quarter of 2012, we determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for certain of our legacy-Diversey reporting units (North America, Europe and Latin America) included in the legacy-Diversey segment. These indicators included the recent business performance of those reporting units, combined with the long-term market conditions and business trends within the underlying regions. We estimated the fair value of these reporting units using a weighting of fair values derived from an income and market approach. Under the income approach, we determine the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit. Based on the results of the step one impairment test, the fair value of the reporting units was substantially lower than the carrying value for those reporting units (regions mentioned above). As a result, we recorded an estimated $1.1 billion goodwill impairment charge in the three months ended September 30, 2012, which is included in impairment of goodwill and other intangible assets in the consolidated statements of operations. At the time, the charge was included in the legacy-Diversey segment.

In addition, during the third quarter of 2012 and prior to performing the step one impairment test, we considered the same indicators of potential impairment noted above as related to the indefinite lived assets of those reporting units. When indicators of impairment are present, we determine the fair value of the indefinite lived assets and compare them to their carrying values. We estimate the fair value of these assets using a relief from royalty method under an income approach. The key assumptions for this method are a revenue projections, an royalty rate as determined by management in consultations with valuation experts, and a discount rate, established as discussed above. Based on our analysis, the fair values of an indefinite lived tradename was lower than its carrying value. As a result, we recorded a pre-tax impairment charge of $189 million associated with the Diversey tradename in the three months ended September 30, 2012, which is included in impairment of goodwill and other intangible assets in the consolidated statements of operations. At the time, the charge was included in the legacy-Diversey segment.

During the fourth quarter of 2012, we concluded step two of our interim impairment test for the legacy-Diversey reporting units noted above. This process resulted in the reduction of the estimated pre-tax goodwill impairment charge by $326 million. The reduction of the third quarter charge was due to the fair value of certain definite lived assets being less than their carrying value. While the discounted cash flows determined during the step one impairment review were less than the carrying value, the asset groups’ undiscounted cash flows associated with those reporting units were in excess of the carrying values, as such there was no impairment of those reporting units’ definite lived intangibles and long lived assets.

2012 Annual Impairment Test

During the fourth quarter of 2012, we completed step one of our annual goodwill impairment test for our legacy Sealed Air reporting units and Diversey’s Asia Pacific, Africa and Turkey (“APAT”) reporting unit. We concluded that the fair values of these reporting units were above their carrying values and, therefore, for these reporting units there was no indication of impairment.

New Reporting Units

In the fourth quarter of 2012, we began to operate under the new reporting structure, which resulted in a change in the composition of our reporting units. In connection with the new structure, (i) legacy-Diversey was divided into two reporting units, Hygiene Solutions (included in the Food & Beverage segment) and Institutional & Laundry (its own segment). In addition, we combined (i) Sealed Air’s legacy Food Packaging and Food Solutions into new Packaging Solutions reporting unit (included in the Food & Beverage segment), and (ii) Sealed Air’s legacy Protective Packaging, Shrink Packaging and Specialty Foam business of the former Specialty Materials reporting units into the new Protective Packaging Segment (its own segment).

Fourth Quarter 2012 Interim Impairment Test

At the end of the fourth quarter of 2012, based on the operating results under our new reporting structure, we determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for our I&L and Hygiene Solutions reporting units. These indicators included the recent business performance of those reporting units as compared to the projections developed during the third quarter 2012 interim impairment review. We performed steps one and two of the impairment test for each of these two reporting units using the same approach as noted above.

Prior to performing the step one interim impairment test, we first evaluated the indefinite lived intangible assets allocated to the I&L and Hygiene Solutions reporting units. On an annual basis, or when indicators of impairment are present, we determine the fair value of the indefinite lived assets and compare them to their carrying values. We estimate the fair value of these assets using a relief from royalty method under an income approach. Based on our analysis, the fair values of certain indefinite lived trademarks were lower than their carrying values. As a result, we recorded a pre-tax impairment charge of $441 million in the fourth quarter of 2012, which is included in impairment of goodwill and other intangible assets in the consolidated statements of operations and reflected in the F&B ($140 million) and I&L ($301 million) segments.

We also evaluated the recoverability of long lived assets of these reporting units. When indicators of impairment are present, we test definite lived and long lived assets for recoverability by comparing the carrying value of an asset group to their undiscounted cash flows. We considered the lower than expected revenue and profitability levels over a sustained period of time, and downward revisions to our cash flow forecasts for a portion of these reporting units to be indicators of impairment for their long-lived assets. Based on the results of the recoverability test, we determined that the carrying value of certain asset groups of the Hygiene Solutions reporting unit were higher than their undiscounted cash flow. We then looked at specific long-lived assets in those asset groups and determined that the carrying value of the customer relationships intangible assets exceeded their fair value. We estimated the fair value of those assets, primarily using the excess earnings method under an income approach. The key assumptions for this method are a projection of future revenue and profitability as determined by management, the expected survivorship and discount rate, established as discussed above. As a result, we recorded a pre-tax impairment charge of $149 million in the fourth quarter of 2012, which is included in the impairment of goodwill and other intangible assets in the consolidated statement of operations and reflected in the F&B segment.

We also completed steps one and two of the interim goodwill impairment test for these reporting units. As a result, in the fourth quarter of 2012, we recorded an additional goodwill impairment charge for the Hygiene Solutions reporting unit of $174 million and $97 million for the I&L reporting unit, which is included in impairment of goodwill and other intangible assets in the consolidated statements of operations.

Allocation of Goodwill to Reporting Units

Due to the changes in our segment reporting structure during the fourth quarter of 2012, we reassigned goodwill to our new reporting units using a relative fair value approach. Goodwill of the F&B segment combines goodwill of two reporting units: Packaging Solutions, which includes former legacy Sealed Air’s Food Packaging and Food Solutions packaging reporting units, and Hygiene Solutions, which was previously reported in the legacy-Diversey segment. Goodwill of the I&L segment also includes a portion of the goodwill previously reported in the legacy-Diversey segment. Goodwill of the Protective Packaging segment combines goodwill of the former legacy Sealed Air’s Protective Packaging and Shrink Packaging reporting units and the specialty foam business of the former Specialty Materials reporting unit. The goodwill of the Other category is represented by the goodwill of the Medical Applications reporting unit. The following table shows our goodwill balances by our new segment reporting structure:

	Carrying Value at December 31, 2011	Purchase Price Adjustments (1)	Impact of Foreign Currency Translation	Goodwill Impairment	Carrying Value at December 31, 2012
Food & Beverage	$833.7	$3.3	$0.7	$(208.0)	$629.7
Institutional & Laundry	1,958.6	34.3	33.2	(883.0)	1,143.1
Protective Packaging	1,369.9	—	2.8	—	1,372.7
Other category	47.4	(1.6)	0.1	—	45.9

Total	$4,209.6	$36.0	$36.8	$(1,091.0)	$3,191.4

(1)	Purchase price adjustments primarily relate to the Diversey acquisition reflecting changes in estimates during the measurement period primarily related to certain legal contingencies that existed as of the acquisition date of October 3, 2011. These adjustments are not considered material to the carrying amount of goodwill or the other offsetting balance sheet line items and these adjustments had no impact to our consolidated statement of operations in 2012. Therefore, we did not revise our previously reported consolidated financial statements for these adjustments.

The excess of estimated fair values over carrying value, including goodwill and after any impairment charges, for each of our reporting units that had goodwill as of the annual impairment test or the fourth quarter 2012 interim impairment test were the following:

Reporting Unit	% by Which Estimated Fair value exceeds Carrying Value
Food & Beverage – Packaging Solutions	172%
Food & Beverage – Hygiene Solutions	8%
Institutional & Laundry	(12)%
Protective Packaging	33%
Medical Applications	194%

Although we recorded a goodwill impairment charge in 2012, our Hygiene Solutions and Institutional and Laundry reporting units remain at risk for impairment. The fair value of our Institutional and Laundry reporting unit remains below its carrying value because of the reduction in fair value of certain definite lived intangible assets within the reporting unit. The asset groups that contain those definite lived intangible assets continue to have undiscounted cash flows in excess of their carrying value.

The future occurrence of a potential indicator of additional impairment, such as a decrease in expected net earnings, adverse equity market conditions, a decline in current market multiples, a decline in our common stock price, a significant adverse change in legal factors or business climates, an adverse action or assessment by a regulator, unanticipated competition, strategic decisions made in response to economic or competitive conditions, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could require an interim assessment for some or all of the reporting units before the next required annual assessment. In the event of significant adverse changes of the nature described above, we might have to recognize an additional non-cash impairment of goodwill, which could have a material adverse effect on our consolidated financial condition and results of operations.

Identifiable Intangible Assets

The following tables summarize our identifiable intangible assets with definite and indefinite useful lives:

	December 31,2012					December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Impairment		Net	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$978.1	$(112.7)	(148.9	)(1)	$716.5	$960.2	$(36.6)	$923.6
Trademarks and trade names	882.3	(0.9)	(630.2	)(1)	251.2	882.3	(0.8)	881.5
Technology	243.5	(79.1)	(22.2	)(2)	142.2	229.9	(33.4)	196.5
Contracts	44.6	(14.8)	—		29.8	40.2	(6.1)	34.1

Total	$2,148.5	$(207.5)	$(801.3)		$1,139.7	$2,112.6	$(76.9)	$2,035.7

(1)

During the third quarter of 2012, we determined that sufficient indicators existed to require an interim impairment review of our Diversey tradename. Based on our analysis, the fair value of this intangible was lower than the carrying value, which resulted in a pre-tax impairment charge of $189 million. In addition, during the fourth quarter of 2012, we completed our annual impairment test for other indefinite lived intangibles and we performed an interim impairment review of our customer relationships and trademarks and trade names. As a result, we recorded a total impairment charge of $779 million which is included in impairment of goodwill and other intangible assets on the consolidated statements of operations in the year ended December 31, 2012.

(2)

During the fourth quarter of 2012, we made a decision to suspend certain development efforts and abandon future product development work on a project included in our other category. As a result, we recorded an impairment of $22.2 million ($13.7 million, net of taxes), which is included in impairment of goodwill and other intangible assets on the consolidated statements of operations in the year ended December 31, 2012.

The intangible assets include $251 million of trademarks and trade names that we have determined to have indefinite useful lives, acquired in connection with the acquisition of Diversey.

The following table shows the remaining estimated future amortization expense at December 31, 2012.

2013	$111.3
2014	111.6
2015	85.6
2016	83.9
2017	81.4
Thereafter	414.8

Total	$888.6

The remaining weighted average useful life of our finite-lived intangible assets was 10.4 years as of December 31, 2012.

Note 9 Accounts Receivable Securitization Program

We and a group of our U.S. subsidiaries maintain an accounts receivable securitization program with two banks and issuers of commercial paper administered by these banks. As of December 31, 2012, the maximum purchase limit for receivable interests was $125 million, subject to the availability limits described below.

The amounts available from time to time under the program may be less than $125 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. During 2012, the level of eligible assets available under the program was lower than $125 million primarily due to our current credit ratings. As a result, the amount available to us under the program was $112 million at December 31, 2012. Although we do not believe that these restrictive provisions presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.

As of December 31, 2012 and 2011, we had no amounts outstanding under this program, and we did not utilize this program during 2012.

The overall program is scheduled to expire in September 2013. In addition, the program includes a bank financing commitment that must be renewed annually. The bank financing commitment was renewed in September 2012.

Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables program. We were in compliance with these ratios at December 31, 2012 and 2011.

In February 2013, we entered into a European accounts receivable securitization program with two banks. The maximum purchase limit for receivable interests is €95 million, ($125 million USD equivalent) subject to availability limits, and the program is scheduled to expire in February 2014. The terms and provisions of this program are similar to our U.S. program. As of March 1, 2013, the amount available under this program was €40 million ($52 million USD equivalent).

Note 10 Restructuring Activities

The following table details our restructuring activities:

	2012				2011
	2011-2014 Integration and Optimization Program	EPC	Other	Total	2011-2014 Integration and Optimization Program	EPC	Other	Total
Restructuring charges	$144.9	$(1.3)	$(1.1)	$142.5	$52.2	$1.0	$(1.0)	$52.2
Other associated costs	22.2	12.1	—	34.3	—	4.0	—	4.0

Total	$167.1	$10.8	$(1.1)	$176.8	$52.2	$5.0	$(1.0)	$56.2

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

Restructuring Charges

The restructuring charges include mainly termination and benefits costs of which $9 million related to cash-settled stock appreciation rights that were previously issued to Diversey employees as a portion of the total consideration for the acquisition of Diversey. See Note 19, “Stockholders’ Equity,” for further details of these awards.

The restructuring accrual, spending and other activity for the year ended December 31, 2012 and the current and non-current accrual balance remaining at December 31, 2012 were as follows:

Current and non-current restructuring accrual at December 31, 2011	$23.7
Additional accrual and accrual adjustments	144.9
Cash payments during 2012	(81.4)
Effect of changes in foreign currency exchange rates	1.0

Current and non-current restructuring accrual at December 31, 2012	$88.2

Cumulative cash payments made in connection with this program through December 31, 2012 were $110 million. We expect to pay $71 million of the accrual balance remaining at December 31, 2012 within the next twelve months. This amount is included in other current liabilities on the consolidated balance sheet at December 31, 2012. The majority of the remaining accrual of $17 million is expected to be paid out in 2014 and 2015. This amount is included in other liabilities on the consolidated balance sheet at December 31, 2012.

Other Associated Costs

The other associated costs in 2012 include asset impairment charges of $12 million and professional and consulting fees of $6 million and other costs for $4 million. Asset impairment charges include (i) a $4 million charge related to a facility closure in the U.S., reported in cost of sales in our Food & Beverage segment, and (ii) an $8 million charge related to a planned facility closure in France, reported in cost of sales in our I&L segment.

Other Capital Expenditures

Other capital expenditures were $14 million in 2012 and none in 2011. Other capital expenditures are mainly related to purchases for equipment for facility and supply chain network.

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

Costs incurred as part of the EPC included (i) restructuring charges for severance and termination benefits and (ii) other associated costs, reported as part of marketing, administrative and development expenses in our Consolidated Statements of Operations.

Note 11 Other Liabilities

The following tables detail our other current liabilities and other liabilities at December 31, 2012 and 2011:

	December 31,
	2012	2011
Other current liabilities:
Accrued salaries, wages and related costs	$264.8	$269.2
Accrued operating expenses	320.1	229.2
Income taxes payable	23.8	60.8
Accrued customer volume rebates	167.4	180.1
Accrued interest	63.4	65.6
Accrued employee benefit liability	9.7	9.8

Total	$849.2	$814.7

	December 31,
	2012	2011
Other liabilities:
Accrued employee benefit liability	$292.6	$226.2
Other postretirement liability	77.3	68.9
Other various liabilities	276.1	271.9

Total	$646.0	$567.0

Note 12 Debt and Credit Facilities

Our total debt outstanding consisted of the amounts set forth on the following table:

	December 31, 2012	December 31, 2011
Short-term borrowings	$39.2	$34.5
Current portion of long-term debt	1.8	1.9

Total current debt	41.0	36.4
5.625% Senior Notes due July 2013, less unamortized discount of $0.3 in 2011(1)(2)	—	401.0
12% Senior Notes due February 2014(1)	153.4	156.3
Term Loan A Facility due October 2016, less unamortized lender fees of $15.4 in 2012 and $21.7 in 2011(3)	843.9	945.7
7.875% Senior Notes due June 2017, less unamortized discount of $5.5 in 2012 and $6.5 in 2011	394.5	393.5
Term Loan B Facility due October 2018, less unamortized lender fees of $10.7 in 2012 and $21.3 in 2011, and unamortized discount of $15.6 in 2012 and $26.5 in 2011(3)	771.6	1,118.8
8.125% Senior Notes due September 2019	750.0	750.0
6.50% Senior Notes due December 2020	425.0	—
8.375% Senior Notes due September 2021	750.0	750.0
6.875% Senior Notes due July 2033, less unamortized discount of $1.4 in 2012 and $1.4 in 2011	448.6	448.6
Other	3.8	2.8

Total long-term debt, less current portion	4,540.8	4,966.7

Total debt(4)	$4,581.8	$5,003.1

(1)	Amount includes adjustments due to interest rate swaps. See “Interest Rate Swaps,” of Note 13, “Derivatives and Hedging Activities,” for further discussion.
(2)	During 2012, we purchased all of our outstanding $400 million 5.625% Senior Notes due 2013. See below for further discussion.
(3)

In 2012, we prepaid $95 million of euro and U.S. dollar denominated portions of the original Term Loan A. In addition, we prepaid $1.1 billion and refinanced the remaining principal amount of $801 million of the euro and U.S dollar denominated portions of the original Term Loan B at 99.75% of the face value. Also, in connection with the sale of Diversey Japan, we prepaid $90 million and refinanced the remaining principal amount of $80 million of the Japanese yen denominated balances owed under the original Term Loan A. See below for further discussion.

(4) The weighted average interest rate on our outstanding debt was 6.4% as of December 31, 2012 and 6.2% as of December 31, 2011.

Senior Notes

2012 Activity

In November 2012, we issued $425 million of 6.50% Senior Notes and used substantially all of the proceeds to retire the 5.625% senior notes due July 2013. The aggregate repurchase price was $421 million, which included the principal amount of $400 million, a 3% premium of $13 million and accrued interest of $8 million. As a result, we recognized a net pre-tax loss of $12 million, which included the premium mentioned above, less a gain of $1 million on the termination of a related interest rate swap. The loss on debt redemption is included on our consolidated statements of operations.

The 6.50% senior notes due 2020 and their related guarantees were offered only to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons in transactions outside the U.S. under Regulation S of the Securities Act. These notes have not been registered under the Securities Act, and, unless so registered, may not be offered or sold in the U.S. absent registration or an applicable exemption form, or in a transaction not subject to, the registration requirements of the Securities Act and other applicable securities laws.

2011 Activity

On October 3, 2011, we completed an offering of $750 million aggregate principal amount of 8.125% senior notes due 2019 and $750 million aggregate principal amount of 8.375% senior notes due 2021. These notes were sold to investors at 100.0% of their aggregate principal amount, and interest is payable on the notes on March 15 and September 15 of each year, commencing March 15, 2012.

These notes and their related guarantees were offered only to qualified institutional buyers under Rule 144A of the Securities Act, and to non-U.S. persons in transactions outside the United States under Regulation S of the Securities Act. These notes have not been registered under the Securities Act, and, unless so registered, may not be offered or sold in the United States absent registration or an applicable exemption form, or in a transaction not subject to, the registration requirements of the Securities Act and other applicable securities laws.

Credit Facility

2012 Activity

Amended Credit Facility

In connection with the sale of Diversey Japan (see Note 3, “Divestiture”), and the repayment of existing indebtedness of the Company and to provide for ongoing liquidity requirements, on November 14, 2012, we entered into an amended senior secured credit facility (the “Amended Credit Facility”). The Amended Credit Facility consists of: (a) a multicurrency Term Loan A facility denominated in U.S. dollars, Canadian dollars, euros and Japanese yen, (“Amended Term Loan A Facility”), (b) a multicurrency Term Loan B facility denominated in U.S. dollars and euros (“Amended Term Loan B Facility”) and (c) a $700 million revolving credit facility available in U.S. dollars, Canadian dollars, euros, and Australian dollars (“Amended Revolving Credit Facility”). Our obligations under the Amended Credit Facility have been guaranteed by certain of Sealed Air’s subsidiaries and secured by pledges of certain assets and the capital stock of certain subsidiaries.

The Amended Term Loan A Facility and the Amended Revolving Credit Facility each have a five-year term and bear interest at either LIBOR or the base rate (or an equivalent rate in the relevant currency) plus 250 basis points (bps) per annum in the case of LIBOR loans and 150 bps per annum in the case of base rate loans, provided that the interest rates shall be decreased to 225 bps and 125 bps, respectively, upon achievement of a specified leverage ratio. The Amended Term Loan B Facility has a seven-year term. The U.S. dollar-denominated tranche bears interest at either LIBOR or the base rate plus 300 bps per annum in the case of LIBOR loans and 200 bps per annum in the case of base rate loans, and the euro-denominated tranche bears interest at either EURIBOR or the base rate plus 350 bps per annum in the case of EURIBOR loans and 250 bps per annum in the case of base rate loans. LIBOR and EURIBOR are subject to a 1.0% floor under the Amended Term Loan B Facility.

In connection with the sale of Diversey Japan, we prepaid $90 million and refinanced the remaining principal amount of $80 million of Japanese yen denominated balances owned of the original Term Loan A. As a result, we accelerated $1 million of original unamortized lender fees included as a reduction of the pre-tax gain on the sale of Diversey Japan. We also carried forward $1 million of unamortized lender fees in the carrying amount of the debt instrument. Incremental lender fees and non-lender fees related to the transactions mentioned above were insignificant. These non-lender fees are included in other assets on our consolidated balance sheet. We prepaid $95 million of euro and U.S. dollar denominated portions of the original Term Loan A for other Sealed Air companies.

We prepaid $1.1 billion and refinanced the remaining principal amount of $801 million of the euro and U.S. dollars denominated portions of the original Term Loan B at 99.75% of the face value for other Sealed Air companies. As a result, we accelerated unamortized original issuance discounts of $9 million and unamortized lender fees of $7 million, which are included in loss on debt redemption on our consolidated statements of operations. We also recorded new original issuance discount and non-lender fees for a total of $2 million, which are included in the carrying amount of the debt instruments. In addition, we recorded $7 million of non-lender fees related to the transactions mentioned above. Those fees are included in loss on debt redemption on our consolidated statements of operations.

The amortization expense of the original issuance discount and lender and non-lender fees is calculated using the effective interest rate method over the lives of the respective debt instruments. Total amortization expense in 2012 related to the debt instruments above was $23 million and is included in interest expense on our consolidated statements of operations.

The Amended Credit Facility provides for customary events of default, including failure to pay principal or interest when due, failure to comply with covenants, materially false representation or warranty made by the Company, certain insolvency or receivership events and a change in control. For certain events of default, the commitments of the lenders will be automatically terminated, and all outstanding obligations under the Amended Credit Facility may be declared immediately due and payable.

The Amended Revolving Credit Facility may be used for working capital needs and general corporate purposes, including the payment of the amounts required upon effectiveness of the Settlement agreement (defined below in Note 18, “Commitments and Contingencies”). We used our Amended Revolving Facility for a short time period in connection with the sale of Diversey Japan. Interest paid for the year ended December 31, 2012 under the Amended Revolving Credit Facility was insignificant. There were no amounts outstanding under the Amended Credit Facility at December 31, 2012.

2011 Activity

Original Credit Facility

In connection with the funding of the cash consideration for the acquisition and the repayment of existing indebtedness of Diversey and to provide for ongoing liquidity requirements, on October 3, 2011, we entered into a senior secured credit facility (the “Credit Facility”). The Credit Facility consists of: (a) a multicurrency Term Loan A facility denominated in U.S. dollars, Canadian dollars, euros and Japanese yen, (“Term Loan A Facility”), (b) a multicurrency Term Loan B Facility and (c) a $700 million revolving facility available in U.S. dollars, Canadian dollars, euros and Australian dollars (“Revolving Credit Facility”). Our obligations under the Credit Facility have been guaranteed by certain of Sealed Air’s subsidiaries and secured by pledges of certain assets and the capital stock of certain of our subsidiaries. In connection with entering into the Credit Facility, we terminated our former global credit facility and European credit facility.

The U.S. dollar denominated tranche of the Term Loan B Facility was sold to investors at 98% of its principal amount, and the euro-denominated tranche of the Term Loan B Facility was sold to investors at 97% of its principal amount. As a result, we recorded $28 million of original issuance discounts, which were included in the carrying amount of the Term Loan B Facility prior to its refinancing in 2012. We also recorded $48 million of lender fees related to the transactions mentioned above. These fees are also included in the carrying amount of the respective debt instruments. In addition, we recorded $51 million of non-lender fees related to the transactions mentioned above. Those fees were included in other assets on our consolidated balance sheet.

The amortization expense of the original issuance discount and lender and non-lender fees is calculated using the effective interest rate method over the lives of the respective debt instruments. Total amortization expense in 2011 related to the debt instruments above was $7 million and is included in interest expense on our consolidated statements of operations.

Lines of Credit

The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including the Revolving Credit Facility discussed above, and the amounts available under our accounts receivable securitization program. We are not subject to any material compensating balance requirements in connection with our lines of credit.

	December 31, 2012	December 31, 2011
Used lines of credit	$39.2	$34.5
Unused lines of credit	989.5	1,028.7

Total available lines of credit	$1,028.7	$1,063.2

Available lines of credit — committed	$700.5	$703.9
Available lines of credit — uncommitted	328.2	359.3

Total available lines of credit	$1,028.7	$1,063.2

Accounts receivable securitization program — committed(1)	$112.0	$92.0

(1)	See Note 9, “Accounts Receivable Securitization Program,” for further details of this program.

Other Lines of Credit

Substantially all our short-term borrowings of $39 million at December 31, 2012 and $35 million at December 31, 2011 were outstanding under lines of credit available to several of our foreign subsidiaries. The following table details our other lines of credit.

	December 31, 2012	December 31, 2011
Available lines of credit	$328.3	$359.3
Unused lines of credit	289.0	328.7
Weighted average interest rate	10.2%	10.1%

Covenants

Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The Amended Credit Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the Credit Facility). We were in compliance with the above financial covenants and limitations at December 31, 2012 and 2011.

Debt Maturities

The following table summarizes the scheduled annual maturities for the next five years and thereafter of our long-term debt, including the current portion of long-term debt. This schedule excludes debt discounts, interest rate swaps and lender fees.

2013	$1.8
2014	304.0
2015	329.8
2016	406.2
2017	408.2
Thereafter	3,141.2

Total	$4,591.2

Note 13 Derivatives and Hedging Activities

We report all derivative instruments on our consolidated balance sheets at fair value and establish criteria for designation and effectiveness of transactions entered into for hedging purposes.

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

The estimated fair value of these derivative contracts, which represents the estimated net balance that would be paid or that would be received by us in the event of their termination, based on the then current foreign currency exchange rates, was a net current liability of $25 million at December 31, 2012 and was a net current asset of $15 million at December 31, 2011.

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

Net unrealized after tax gains (losses) related to these contracts that were included in other comprehensive income for the years ended December 31, 2012 and 2011 were immaterial. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.

Interest Rate Swaps

From time to time, we may use interest rate swaps to manage our mix of fixed and floating interest rates on our outstanding indebtedness.

In the third quarter of 2012, we terminated the swaps linked to the 12% Senior Notes, although the 12% Senior Notes remained outstanding. We received cash of $2 million resulting from the gain on the termination of the swaps, which is being amortized over the remaining life of the 12% Senior Notes. At December 31, 2012, we had no interest rate swaps outstanding.

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

As a result of our interest rate swap agreements, interest expense was reduced by $1 million in 2012 and $3 million in 2011.

Other Derivative Instruments

We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to foreign exchange rates and interest rate and currency swaps related to access to international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At December 31, 2012 and 2011, we had no foreign exchange options or interest rate and currency swap agreements outstanding.

See Note 14, “Fair Value Measurements and Other Financial Instruments,” for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments.

Fair Value of Derivative Instruments

The following table details the fair value of our derivative instruments included on our consolidated balance sheets.

	Fair Value of Asset Derivatives(1)		Fair Value of (Liability) Derivatives(1)
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Foreign currency forward contracts (cash flow hedges)	$0.5	$0.5	$(0.8)	$(0.5)
Interest rate swaps (fair value hedges)	—	2.1	—	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	4.9	18.0	(29.6)	(3.0)

Total	$5.4	$20.6	$(30.4)	$(3.5)

(1)	Asset derivatives are included in other assets and liability derivatives were included in other liabilities.

The following table details the effect of our derivative instruments on our consolidated statements of operations.

	Amount of Gain (Loss) Recognized in Earnings on Derivatives(1) Year Ended December 31,
	2012	2011
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$4.1
Foreign currency forward contracts(2)	—	0.4
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(2)	4.6	5.3

Total	$4.6	$9.8

(1)	Amounts recognized on the foreign currency forward contracts were included in other expense, net. Amounts recognized on the interest rate swaps were included in interest expense.
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

Note 14 Fair Value Measurements and Other Financial Instruments

Fair Value Measurements

The fair value of our financial instruments, using the fair value hierarchy under U.S. GAAP detailed in “Fair Value Measurements,” of Note 2, “Summary of Significant Accounting Policies and Recently Issued Accounting Standards,” are included in the table below.

December 31, 2012	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$210.0	$—	$210.0	$—

Derivative financial instruments net liability:
Foreign currency forward contracts	$25.0	$—	$25.0	$—

December 31, 2011	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$148.9	$—	$148.9	$—

Derivative financial instrument net asset:
Interest rate swaps	$2.1	$—	$2.1	$—

Foreign currency forward contracts	$15.0	$—	$15.0	$—

Cash Equivalents

Our cash equivalents at December 31, 2012 consisted of commercial paper and time deposits (fair value determined using Level 2 inputs). Our cash equivalents at December 31, 2011 consisted of commercial paper and money market accounts (fair value determined using Level 2 inputs). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

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

Counterparties to these foreign currency forward contracts and interest rate swaps are rated at BBB or higher by Standard & Poor’s and Baa2 or higher by Moody’s. Credit ratings on some of our counterparties may change during the term of our financial instruments. We closely monitor our counterparties’ credit ratings and if necessary, will make any appropriate changes to our financial instruments. The fair value generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date.

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

The table below shows the carrying amounts and estimated fair values of our total debt:

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.625% Senior Notes due July 2013(1)	$—	$—	$401.0	$414.1
12% Senior Notes due February 2014(1)	153.4	172.0	156.3	179.8
Term Loan A Facility due October 2016(2)	843.9	843.9	945.7	945.7
7.875% Senior Notes due June 2017	394.5	424.8	393.5	426.0
Term Loan B Facility due October 2018(2)	771.6	771.6	1,118.8	1,118.8
8.125% Senior Notes due September 2019	750.0	846.8	750.0	824.5
6.50% Senior Notes due December 2020	425.0	463.1	—	—
8.375% Senior Notes due September 2021	750.0	858.5	750.0	826.9
6.875% Senior Notes due July 2033	448.6	421.7	448.6	389.3
Other foreign loans	44.2	44.0	37.8	37.4
Other domestic loans	0.6	0.6	1.4	1.3

Total debt	$4,581.8	$4,847.0	$5,003.1	$5,163.8

(1)	The carrying value and fair value of such debt include adjustments due to interest rate swaps. See Note 13, “Derivatives and Hedging Activities.”
(2)	Includes non-U.S. dollar tranches.

As of December 31, 2012, we did not have any non–financial assets and liabilities that were carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required at December 31, 2012. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are inventories, net property and equipment, goodwill and intangible assets.

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

We do not expect any of our counterparties in derivative transactions to fail to perform as it is our policy to have counterparties to these contracts that are rated at least BBB or higher by Standard & Poor’s and Baa2 or higher by Moody’s. Nevertheless, there is a risk that our exposure to losses arising out of derivative contracts could be material if the counterparties to these agreements fail to perform their obligations. We will replace counterparties if a credit downgrade is deemed to increase our risk to unacceptable levels.

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

Note 15 Profit Sharing, Retirement Savings Plans and Defined Benefit Pension Plans

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

Our contributions to or provisions for the profit sharing plan and retirement savings plans are charged to operations and amounted to $33 million in 2012, $32 million in 2011 and $27 million in 2010. No shares of our common stock were contributed in 2012 and 2011, while 0.3 million shares were contributed in 2010 as part of our contribution to the profit sharing plan. These shares were issued out of treasury stock.

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

United States

A number of our U.S. employees, including some employees who are covered by collective bargaining agreements, participate in defined benefit pension plans. The following table presents our funded status for 2012 and 2011 for our U.S. pension plans. The measurement date for the defined benefit pension plans presented below is December 31 of each period.

	2012	2011
Change in benefit obligation:
Projected benefit obligation at beginning of period	$212.1	$54.8
Service cost	1.2	1.1
Interest cost	9.3	4.8
Actuarial loss	6.4	10.2
Benefits paid	(8.2)	(9.3)
Settlement/curtailment	(10.7)	—
Acquisition of Diversey	—	150.5

Projected benefit obligation at end of period	$210.1	$212.1

Change in plan assets:
Fair value of plan assets at beginning of period	$171.2	$40.8
Actual gain on plan assets	22.0	7.5
Employer contributions	3.3	4.4
Benefits paid	(8.2)	(9.3)
Settlement/curtailment	(10.7)	—
Acquisition of Diversey	—	127.8

Fair value of plan assets at end of period	177.6	171.2

Underfunded status at end of year	$(32.5)	$(40.9)

Amounts included on the consolidated balance sheets consisted of other liabilities of $33 million in 2012 and $41 million in 2011.

The following table shows the components of our net periodic benefit cost for the three years ended December 31, 2012, for our U.S. pension plans charged to operations:

	2012	2011	2010
Components of net periodic benefit cost:
Service cost	$1.2	$1.1	$1.0
Interest cost	9.3	4.8	2.8
Expected return on plan assets	(11.2)	(5.1)	(2.7)
Amortization of net prior service cost	0.2	0.2	0.3
Amortization of net actuarial loss	1.8	1.3	1.2

Net periodic benefit cost	$1.3	$2.3	$2.6

The amounts in accumulated other comprehensive loss, net of taxes, that have not yet been recognized as components of net periodic benefit cost at December 31, 2012, are:

Unrecognized prior service costs	$0.3
Unrecognized net actuarial loss	18.5

Total	$18.8

Changes in plan assets and benefit obligations recognized in other comprehensive loss in 2012 were as follows:

Current year actuarial loss	$(3.5)
Amortization of actuarial loss	(1.8)
Amortization of prior service cost	(0.2)

Total recognized in other comprehensive loss	$(5.5)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2013 are as follows:

Unrecognized prior service costs	$0.2
Unrecognized net actuarial loss	2.3

Total	$2.5

Information for plans with accumulated benefit obligations in excess of plan assets as of December 31, 2012 is as follows:

Accumulated benefit obligation	$205.9
Fair value of plan assets	177.5

Actuarial Assumptions

Weighted average assumptions used to determine benefit obligations at December 31, 2012 and 2011 were as follows:

	2012	2011
Discount rate	3.8%	4.6%
Rate of compensation increase	3.5	3.5

Weighted average assumptions used to determine net periodic benefit cost for the three years ended December 31, 2012 were as follows:

	2012	2011	2010
Discount rate	4.6%	4.9%	5.5%
Expected long-term rate of return	6.7	6.7	7.3
Rate of compensation increase	3.5	3.5	3.5

Estimated Future Benefit Payments

We expect the following estimated future benefit payments, which reflect expected future service as appropriate, to be paid in the years indicated below:

Year	Amount
2013	$13.7
2014	11.0
2015	10.5
2016	12.9
2017	12.2
Thereafter	60.5

Total	$120.8

We expect to contribute less than $1 million of cash to our U.S. defined benefit plans in 2013.

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

The fair values of our U.S. pension plan assets, by asset category and by the level of fair values at December 31, 2012, are as follows:

	2012				2011
Asset Category	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents(1)	$2.7	$—	$2.7	$—	$4.2	$—	$4.2	$—
Fixed income funds (2)	96.2	—	96.2	—	96.4	—	96.4	—
Equity funds (3)	72.2	—	72.2	—	64.8	—	64.8	—
Other (4)	6.5	—	0.2	6.3	5.8	—	0.1	5.7

Total	$177.6	$—	$171.3	$6.3	$171.2	$—	$165.5	$5.7

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

(4)	More than 90% is invested in real estate funds with less than $0.5 million invested in alternative investments such as private equity funds, hedge funds and commodities.

The following table shows the activity of our plan assets, which are measured at fair value using Level 3 inputs:

Balance at December 31, 2011	$5.7
Gains on assets sold during year	1.0
Losses on assets still held at end of year	(0.2)
Purchases, sales, issuance and settlements	(0.2)

Balance at December 31, 2012	$6.3

International

Some of our non-U.S. employees participate in defined benefit pension plans in their respective countries. The following table presents our funded status for 2012 and 2011 for our non-U.S. pension plans. The measurement date for the defined benefit pension plans presented below is December 31 of each period:

	2012	2011
Change in benefit obligation:
Projected benefit obligation at beginning of period	$847.9	$285.9
Service cost	15.3	8.6
Interest cost	38.2	22.8
Actuarial gain loss	158.0	24.3
Settlement/curtailment	(6.8)	(6.9)
Benefits paid	(37.5)	(19.3)
Employee contributions	4.2	2.3
Other	(0.7)	3.0
Foreign exchange impact	18.2	(3.3)
Acquisition	—	530.5

Projected benefit obligation at end of period	$1,036.8	$847.9

Change in plan assets:
Fair value of plan assets at beginning of period	$719.6	$218.3
Actual gain on plan assets	70.6	31.7
Employer contributions	41.3	22.1
Employee contributions	4.2	2.3
Benefits paid	(37.5)	(19.3)
Settlement/curtailment	(6.5)	(7.0)
Other	(1.1)	4.1
Foreign exchange impact	15.0	(2.2)
Acquisition/(divestiture)	—	469.6

Fair value of plan assets at end of period	805.6	719.6

Underfunded status at end of year	$(231.2)	$(128.3)

Amounts included on the consolidated balance sheets consisted of:

	2012	2011
Other assets	$33.4	$62.3
Other current liabilities	(4.5)	(5.1)
Other liabilities	(260.1)	(185.5)

Net amount recognized	$(231.2)	$(128.3)

The following table shows the components of our net periodic benefit cost for the three years ended December 31, 2012 for our non-U.S. pension plans charged to operations:

	2012	2011	2010
Components of net periodic benefit cost:
Service cost	$15.3	$8.6	$5.5
Interest cost	38.2	22.8	15.5
Expected return on plan assets	(42.3)	(21.5)	(13.0)
Amortization of net prior service cost	0.1	0.1	0.1
Amortization of net actuarial loss	5.0	4.2	7.8

Net periodic benefit cost	$16.3	$14.2	$15.9

The amounts in accumulated other comprehensive loss, net of taxes, that have not yet been recognized as components of net periodic benefit cost at December 31, 2012 are:

Unrecognized prior service costs	$0.4
Unrecognized net actuarial loss	188.4

Total	$188.8

Changes in plan assets and benefit obligations recognized in other comprehensive loss in 2012 were as follows:

Current year actuarial loss	$129.5
Amortization of actuarial loss	(5.0)
Amortization of prior service cost	(0.1)
Settlement/curtailment loss	(1.7)
Other	(0.2)
Effects of changes in foreign currency exchange rates	3.8

Total recognized in other comprehensive loss	$126.3

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during 2013 are as follows:

Unrecognized prior service costs	$—
Unrecognized net actuarial loss	8.2

Total	$8.2

Information for plans with accumulated benefit obligations in excess of plan assets as of December 31, 2012 is as follows:

Accumulated benefit obligation	$575.2
Fair value of plan assets	356.2

Actuarial Assumptions

Weighted average assumptions used to determine benefit obligations at December 31, 2012 and 2011 were as follows:

	2012	2011
Discount rate	3.7%	4.3%
Rate of compensation increase	2.8	2.8

Weighted average assumptions used to determine net periodic benefit cost for the three years ended December 31, 2012 were as follows:

	2012	2011	2010
Discount rate	4.3%	4.6%	5.6%
Expected long-term rate of return	5.9	5.8	6.8
Rate of compensation increase	2.8	2.9	3.9

Estimated Future Benefit Payments

We expect the following estimated future benefit payments, which reflect expected future service as appropriate, to be paid in the years indicated:

Year	Amount
2013	$37.2
2014	35.3
2015	40.3
2016	37.9
2017	39.4
Thereafter	224.9

Total	$415.0

We expect to contribute approximately $29 million of cash to our non-U.S. defined benefit plans in 2013.

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

The fair values of our non-U.S. pension plan assets, by asset category and by the level of fair values are as follows:

	December 31, 2012				December 31, 2011
Asset Category	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents(1)	$7.6	$5.8	$1.8	$—	$14.7	$8.2	$6.5	$—
Fixed income funds(2)	404.2	—	404.2	—	360.8	—	360.8	—
Equity funds(3)	290.0	—	290.0	—	249.0	—	249.0	—
Insurance asset(4)	21.6	—	—	21.6	15.4	—	—	15.4
Other(5)	82.2	—	20.4	61.8	79.7	—	48.8	30.9

Total	$805.6	$5.8	$750.2	$83.4	$719.6	$8.2	$665.1	$46.3

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

(5)	The majority of these assets are invested in real estate funds and other alternative investments.

The following table shows the activity of our plan assets, which are measured at fair value using Level 3 inputs.

Balance at December 31, 2011	$46.3
Gains on assets still held at end of year	5.3
Purchases, sales, issuance and settlements	1.3
Transfers into Level 3, net	30.5

Balance at December 31, 2012	$83.4

Note 16 Other Post-Employment Benefits and Other Employee Benefit Plans

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

Contributions made by us, net of Medicare Part D subsidies received in the U.S., are reported below as benefits paid. We may change the benefits at any time. We have elected to amortize the transition obligation over a 20-year period. The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans, follows:

	Year Ended December 31,
	2012	2011
Change in benefit obligations:
Benefit obligation at beginning of period	$71.1	$—
Service cost	1.0	0.3
Interest cost	3.3	0.8
Plan participants’ contributions	—	—
Actuarial loss	9.2	3.9
Benefits paid	(4.4)	(1.2)
Loss due to exchange rate movements	0.1	0.1
Acquisition of Diversey	—	81.2
Plan amendments	(0.4)	(14.0)

Benefit obligation at end of period	$79.9	$71.1

Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contribution	4.4	1.2
Plan participants’ contribution	—	—
Benefits paid	(4.4)	(1.2)

Fair value of plan assets at end of period	$—	$—

Net amount recognized:

Underfunded status	$(79.9)	$(71.1)

Net amount recognized in consolidated balance sheets consists of:
Current liability	(5.2)	(4.7)
Noncurrent liability	(74.7)	(66.4)

Net amount recognized	$(79.9)	$(71.1)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	13.2	3.9
Prior service credit	(13.4)	(13.9)

Total	$(0.2)	$(10.0)

The accumulated post-retirement benefit obligations were determined using a weighted-average discount rate of 3.8% at December 31, 2012 and 4.6% at December 31, 2011. The components of net periodic benefit cost for the two years ended December 31, 2012:

	2012	2011
Service cost	$1.0	$0.3
Interest cost	3.3	0.8
Amortization of net loss	—	—
Amortization of prior service credit	(0.9)	(0.1)
Curtailments, settlements and special termination benefits	—	—

Net periodic benefit cost	$3.4	$1.0

The amounts in accumulated other comprehensive (loss) income at December 31, 2012 that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

Actuarial loss	$0.3
Prior service (credit)	(1.0)
Transition (asset) obligation	—

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

Healthcare Cost Trend Rates

For the year ended December 31, 2012, healthcare cost trend rates were assumed to be 4.0% for Belgian plans, 7.5% for U.S. plans in 2013 and decreasing to 5.0% by 2018, and 7.5% for Canadian plans in 2013 decreasing to 5.0% by 2018. The assumed healthcare cost trend rate has an effect on the amounts reported for the healthcare plans. A one percentage point change on assumed healthcare cost trend rates would have the following effect for the year ended December 31, 2012:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$0.1	$(0.1)
Effect on post-retirement benefit obligation	2.3	(2.6)

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

Expected post-retirement benefits (net of Medicare Part D subsidies) for each of the next five years and succeeding five years are as follows:

Year	Amount
2013	$5.3
2014	5.3
2015	5.2
2016	5.1
2017	5.1
Thereafter	25.6

Total	$51.6

Note 17 Income Taxes

The components of (loss) earnings from continuing operations before income tax provision were as follows:

	2012	2011	2010
Domestic	$(1,422.2)	$(73.6)	$84.0
Foreign	(449.8)	271.6	259.4

Total	$(1,872.0)	$198.0	$343.4

The components of the income tax (benefit) provision were as follows:

	2012	2011	2010
Current tax expense:
Federal	$(6.8)	$37.0	$22.1
State and local	(6.2)	5.9	5.6
Foreign	69.5	77.5	63.1

Total current	56.5	120.4	90.8

Deferred tax (benefit) expense:
Federal	(231.2)	(54.4)	2.1
State and local	(24.8)	(5.3)	(2.1)
Foreign	(62.4)	(1.2)	(3.3)

Total deferred tax benefit	(318.4)	(60.9)	(3.3)

Total (benefit) provision	$(261.9)	$59.5	$87.5

Deferred tax assets (liabilities) consist of the following:

	December 31,
	2012	2011
Settlement agreement and related accrued interest(1)	$442.3	$383.8
Restructuring reserves	8.7	10.8
Accruals not yet deductible for tax purposes	74.1	67.5
Net operating loss carry forwards	132.6	124.5
Foreign, federal and state credits and investment tax allowances	53.2	130.2
Employee benefit items	129.7	125.9
Other	13.2	0.3

Gross deferred tax assets	853.8	843.0
Valuation allowance	(200.0)	(219.1)

Total deferred tax assets	653.8	623.9

Depreciation and amortization	(68.1)	(72.3)
Unremitted foreign earnings	(135.2)	(149.8)
Intangibles	(274.5)	(573.3)
Other	(10.0)	(15.7)

Total deferred tax liabilities	(487.8)	(811.1)

Net deferred tax assets (liabilities)	$166.0	$(187.2)

(1)

This deferred tax asset reflects the cash portion of the Settlement agreement and related accrued interest and the fair market value of 18 million shares of our common stock at a post-split price of $17.86 per share based on the price when the Settlement agreement was reached in 2002. However, the value of this deferred tax asset will depend on the price of our common stock at the time it is issued under the Settlement agreement. See Note 18, “Commitments and Contingencies,” for further discussion.

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

The increase in net deferred tax assets (a change from a net deferred tax liability) is primarily attributable to the impairment of certain indefinite lived intangibles, primarily trademarks, related to the acquisition of Diversey. We also decreased our unrecognized benefits with respect to our deferred tax asset for the Settlement agreement (increasing our net asset) and this increase was largely offset by increases in our valuation allowance. We also used a significant amount of foreign tax credits in connection with our sale of Diversey Japan, which decrease was also largely offset by a decrease in our valuation allowance. We had losses in the U.S. and various other foreign jurisdictions and increased our valuation allowance with respect to our net operating loss carry forwards at various foreign subsidiaries.

Based upon anticipated future results, we have concluded that it is more likely than not that we will realize the $654 million balance of deferred tax assets at December 31, 2012, net of the valuation allowance of $200 million. The valuation allowance primarily relates to the uncertainty of utilizing the following deferred tax assets: $408 million of foreign net operating loss carryforwards, or $70 million on a tax-effected basis, $31 million of foreign and federal tax credits and investment allowances, $1.0 billion of state net operating loss carry forwards, or $43 million on a tax-effected basis, $14 million of state tax credits and $41 million of benefits with respect to the Settlement agreement. For the year ended December 31, 2012, the valuation allowance decreased by $19 million, due to the use of foreign tax credits in connection with the sale of Diversey Japan, offset by an increase with respect to foreign net operating losses and our allowance with respect to the Settlement agreement. For the year ended December 31, 2011, the valuation allowance increased by $176 million primarily due to $162 million related to the acquisition of Diversey, $3 million that was charged to the income tax provision and $11 million resulting from a net increase to deferred tax assets with a 100% valuation allowance. For the year ended December 31, 2010, the valuation allowance decreased by $4 million, which reduced the income tax provision.

As of December 31, 2012, we have foreign net operating loss carryforwards totaling $408 million that expire during the following calendar years (in millions): 2013 - $8; 2014 - $6; 2015 - $18; 2016 - $15; 2017 - $14; 2018 and beyond - $98; and no expiration - $249. The state net operating loss carryforwards totaling $1.0 billion expire in various amounts over one to 20 years.

As of December 31, 2012, we have foreign and federal foreign tax credit carryforwards and investment allowances totaling $39 million that expire during the following calendar years (in millions): 2013 - $1; 2017 - $1; 2018 and beyond - $22; and no expiration - $15. The state tax credit carryforwards, totaling $14 million, expire in various amounts over one to 20 years.

Net deferred income taxes (credited) charged to stockholders’ equity were $(25) million in 2012, $6 million in 2011 and $(5) million in 2010.

The U.S. federal statutory corporate tax rate reconciles to our effective income tax rate as follows:

	2012	2011	2010
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(0.7)	0.4	0.6
Foreign earnings taxed at lower effective rates	(0.6)	(7.5)	(9.2)
Nondeductible acquisition costs	—	2.7	—
U.S. domestic manufacturing deduction	—	(2.6)	(1.1)
Impairment	(20.2)
Net change in unrecognized tax benefits	2.0	0.4	—
Other	(1.5)	1.6	0.2

Effective income tax rate	14.0%	30.0%	25.5%

Unrecognized Tax Benefits

We are providing the following disclosures related to our unrecognized tax benefits and the effect on our effective income tax rate if recognized:

	Gross	Net
Unrecognized tax benefits at January 1, 2012	$254.5	$246.7
Additions relating to the acquisition of Diversey	15.5	12.5
Additions for tax positions of current year	23.5	23.5
Additions for tax positions of prior years	2.9	2.5
Reductions for tax positions of prior years	(63.2)	(55.7)

Unrecognized tax benefits at December 31, 2012	$233.2	$229.5

In 2012, we reduced our unrecognized tax benefit by $56 million, primarily with respect to the Settlement agreement. The reduction with respect to our Settlement Agreement is a result of a reassessment of our unrecognized tax benefit position primarily due to our tax situation in the United States following the Diversey acquisition. Substantially all of this reduction was offset by required increases in our valuation allowances so that the net change did not have a material effect on our operating results or financial position.

If the unrecognized tax benefits at December 31, 2012 were recognized, our income tax provision would decrease by $187 million, resulting in a substantially lower effective tax rate. It is reasonably possible that within the next 12 months our unrecognized tax benefit position will decrease by approximately $46 million, including the recognition of a portion of the unrecognized tax benefits relating to the Settlement agreement. As described in Note 18, “Commitments and Contingencies,” in 2012 the courts have taken various actions with respect to the PI Settlement Plan and we do not know whether or when a final plan of reorganization will become effective.

We recognize interest and penalties related to unrecognized tax benefits in income tax provision on the consolidated statements of operations. We had a liability of approximately $32 million (of which $15 million represents penalties) at January 1, 2012 and a liability of $28 million (of which $14 million represents penalties) at December 31, 2012 for the payment of interest and penalties (before any tax benefit). In 2012, interest and penalties of $3 million (gross) ($3 million (net)) were recognized in connection with the related tax accruals for uncertainties in prior years. In addition, interest and penalties of $9 million (gross) ($7 million (net)) were reversed in connection with the related tax accruals for uncertainties in prior years.

Income Tax Returns

The Internal Revenue Service (the “Service”) has concluded its examination of the legacy Sealed Air U.S. federal income tax returns for all years through 2006. Examination of legacy Diversey U.S. federal income tax returns has also been substantially completed through 2006, but the Service could challenge the Diversey U.S. income tax losses carried forward to subsequent periods. The Service is currently auditing the 2007 and 2010 consolidated U.S. federal income tax returns of legacy Sealed Air and the 2009 and 2010 consolidated U.S. federal income tax returns of legacy Diversey.

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

Note 18 Commitments and Contingencies

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

We recorded a pre-tax charge of approximately $850 million as a result of the Settlement agreement on our consolidated statement of operations for the year ended December 31, 2002. The charge consisted of the following items:

•

a charge of $513 million covering a cash payment that we will be required to make under the Settlement agreement upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy. Because we cannot predict when a plan of reorganization may become effective, we recorded this liability as a current liability on our consolidated balance sheet at December 31, 2002. Under the terms of the Settlement agreement, this amount accrues interest at a 5.5% annual rate from December 21, 2002 to the date of payment. We have recorded this interest in interest expense on our consolidated statements of operations and in Settlement agreement and related accrued interest on our consolidated balance sheets. The accrued interest, which is compounded annually, was $364 million at December 31, 2012 and $319 million at December 31, 2011.

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

Discussion of Cryovac Transaction Commitments and Contingencies

In connection with the Cryovac transaction, Grace and its subsidiaries retained all liabilities arising out of their operations before the Cryovac transaction, whether accruing or occurring before or after the Cryovac transaction, other than liabilities arising from or relating to Cryovac’s operations. Among the liabilities retained by Grace are liabilities relating to asbestos-containing products previously manufactured or sold by Grace’s subsidiaries prior to the Cryovac transaction, including its primary U.S. operating subsidiary, W. R. Grace & Co.-Conn., which has operated for decades and has been a subsidiary of Grace since the Cryovac transaction. The Cryovac transaction agreements provided that, should any claimant seek to hold the Company or any of its subsidiaries responsible for liabilities retained by Grace or its subsidiaries, including the asbestos-related liabilities, Grace and its subsidiaries would indemnify and defend us.

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

Parties have appealed the Amended District Court Opinion and the Amended District Court Confirmation Order to the Third Circuit Court of Appeals. Parties have filed briefs in connection with the appeals but the Third Circuit Court of Appeals has not scheduled any hearing for oral argument with respect to the appeals and it is uncertain whether any such hearing will be scheduled or, if scheduled, the timing for such a hearing. Although Grace publicly indicated its intent to seek to emerge from bankruptcy before the appeals are fully and finally resolved, it subsequently indicated that it was not able to receive the necessary consents and waivers to do so, including from the Company. Although Grace has in the past indicated that, with an appeals process before the Third Circuit Court of Appeals, its target date to emerge from bankruptcy was the fourth quarter of 2013, we cannot assure you that this timing for emergence is or will be correct or that the target date for Grace’s emergence has not been or will not be revised.

Consistent with our Settlement agreement, we are prepared to pay the Settlement amount directly to the asbestos trusts to be established under section 524(g) of the Bankruptcy Code once the conditions of the Settlement agreement are fully satisfied. Among those conditions is that approval of an appropriate Grace bankruptcy plan – containing all releases, injunctions, and protections required by the Settlement agreement – be final and not subject to any appeal. Given the pending appeals (which include, without limitation, challenges to the injunctions and releases in the PI Settlement Plan), the condition that approval of the PI Settlement Plan be final and not subject to any appeal has not been satisfied at this time. The Company has not waived this or any other condition of the Settlement agreement nor can there be any assurance that each of the parties whose consent or waiver is required for Grace to emerge from bankruptcy while the appeals are pending will provide such consent or waiver. Although we are optimistic that, if it were to become effective, the PI Settlement Plan would implement the terms of the Settlement agreement, we can give no assurance that this will be the case notwithstanding the confirmation of the PI Settlement Plan by the Bankruptcy Court and the District Court. The terms of the PI Settlement Plan remain subject to amendment. Moreover, the PI Settlement Plan is subject to the satisfaction of a number of conditions which are more fully set forth in the PI Settlement Plan and include, without limitation, the availability of exit financing and the approval of the PI Settlement Plan becoming final and no longer subject to appeal. As noted, parties have appealed the Amended District Court Confirmation Order to the Third Circuit Court of Appeals or have otherwise challenged the Amended District Court Opinion and the Amended District Court Confirmation Order. Matters relating to the PI Settlement Plan, the Bankruptcy and Amended District Court Opinions, and the Bankruptcy and Amended District Court Confirmation Orders may be subject to further appeal, challenge, and proceedings before the District Court, the Third Circuit Court of Appeals, or other courts. Parties have challenged various issues with respect to the PI Settlement Plan, the Bankruptcy and Amended District Court Opinions, or the Bankruptcy and Amended District Court Confirmation Orders, including, without limitation, issues relating to releases and injunctions contained in the PI Settlement Plan.

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

In April 2001, Grace Canada, Inc. had obtained an order of the Superior Court of Justice, Commercial List, Toronto (the “Canadian Court”), recognizing the Chapter 11 actions in the United States of America involving Grace Canada, Inc.‘s U.S. parent corporation and other affiliates of Grace Canada, Inc., and enjoining all new actions and staying all current proceedings against Grace Canada, Inc. related to asbestos under the Companies’ Creditors Arrangement Act. That order has been renewed repeatedly. In November 2005, upon motion by Grace Canada, Inc., the Canadian Court ordered an extension of the injunction and stay to actions involving asbestos against the Company and its Canadian affiliate and the Attorney General of Canada, which had the effect of staying all of the Canadian actions referred to above. The parties finalized a global settlement of these Canadian actions (except for claims against the Canadian government). That settlement, which has subsequently been amended (the “Canadian Settlement”), will be entirely funded by Grace. The Canadian Court issued an Order on December 13, 2009 approving the Canadian Settlement. We do not have any positive obligations under the Canadian Settlement, but we are a beneficiary of the release of claims. The release in favor of the Grace parties (including us) will become operative upon the effective date of a plan of reorganization in Grace’s United States Chapter 11 bankruptcy proceeding. As filed, the PI Settlement Plan contemplates that the claims released under the Canadian Settlement will be subject to injunctions under Section 524(g) of the Bankruptcy Code. As indicated above, the Bankruptcy Court entered the Bankruptcy Court Confirmation Order on January 31, 2011 and the Clarifying Order on February 15, 2011 and the District Court entered the Original District Court Confirmation Order on January 30, 2012 and the Amended District Court Confirmation Order on June 11, 2012. The Canadian Court issued an Order on April 8, 2011 recognizing and giving full effect to the Bankruptcy Court’s Confirmation Order in all provinces and territories of Canada in accordance with the Bankruptcy Court Confirmation Order’s terms. Notwithstanding the foregoing, the PI Settlement Plan has not become effective, and we can give no assurance that the PI Settlement Plan (or any other plan of reorganization) will become effective. Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) does become effective, if the final plan of reorganization does not incorporate the terms of the Canadian Settlement or if the Canadian courts refuse to enforce the final plan of reorganization in the Canadian courts, and if in addition Grace is unwilling or unable to defend and indemnify the Company and its subsidiaries in these cases, then we could be required to pay substantial damages, which we cannot estimate at this time and which could have a material adverse effect on our consolidated financial condition and results of operations.

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

Guarantees and Indemnification Obligations

We are a party to many contracts containing guarantees and indemnification obligations. These contracts primarily consist of:

•

product warranties with respect to certain products sold to customers in the ordinary course of business. These warranties typically provide that products will conform to specifications. Sealed Air generally does not establish a liability for product warranty based on a percentage of sales or other formula. Sealed Air accrues a warranty liability on a transaction-specific basis depending on the individual facts and circumstances related to each sale. Both the liability and annual expense related to product warranties are immaterial to our consolidated financial position and results of operations, and

•	licenses of intellectual property by us to third parties in which we have agreed to indemnify the licensee against third party infringement claims.

Other Principal Contractual Obligations

At December 31, 2012, we had other principal contractual obligations, which included agreements to purchase an estimated amount of goods, including raw materials, or services in the normal course of business, aggregating to approximately $314 million. The estimated future cash outlays are as follows:

Year	Amount
2013	$172.8
2014	71.0
2015	31.9
2016	15.3
2017	10.8
Thereafter	12.0

Total	$313.8

Leases

We are obligated under the terms of various leases covering primarily warehouse and office facilities and production equipment, as well as smaller manufacturing sites that we occupy. We account for the majority of our leases as operating leases, which may include purchase or renewal options. At December 31, 2012, estimated future minimum annual rental commitments under non-cancelable real and personal property leases were as follows:

Year	Amount
2013	$68.9
2014	51.1
2015	34.7
2016	22.3
2017	17.2
Thereafter	35.6

Total	$229.8

Net rental expense was $84 million in 2012, $52 million in 2011 and $35 million in 2010.

Note 19 Stockholders’ Equity

Dividends

The following table shows our total cash dividends paid in the three years ended December 31, 2012:

	Total Cash Dividends Paid	Total Cash Dividends Paid per Common Share
2010	$79.7	$0.50
2011	87.4	0.52
2012	100.9	0.52

Total	$268.0

On February 14, 2013, our Board of Directors declared a quarterly cash dividend of $0.13 per common share payable on March 15, 2013 to stockholders of record at the close of business on March 1, 2013. The estimated amount of this dividend payment is $25 million based on 195 million shares of our common stock issued and outstanding as of January 31, 2013.

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

Common Stock

The following is a summary of changes during the three years ended December 31, 2012 in shares of our common stock:

	2012	2011	2010
Changes in common stock:
Number of shares, beginning of year	202,528,616	169,272,636	168,749,681
Shares issued as part of the consideration for the Diversey acquisition	—	31,699,946	—
Shares awarded for 2009 Three-Year PSU awards	1,155,018	—	—
Shares awarded for 2009 Two-Year PSU awards	—	1,114,139	—
Restricted stock shares issued for new awards under the 2005 Contingent Stock Plan	703,620	308,650	403,360
Shares granted and issued under the Directors Stock Plan	37,824	18,630	12,500
Restricted stock shares issued for SLO awards	135,343	24,515	12,895
Shares issued for vested restricted stock units	100,200	90,100	94,200

Number of shares issued, end of year	204,660,621	202,528,616	169,272,636

Changes in common stock in treasury:
Number of shares held, beginning of year	10,466,431	9,967,129	9,811,507
Purchase of shares during the period	—	—	429,458
Profit sharing contribution partially paid in stock	(930,089)	—	(346,362)
Restricted stock, withheld or forfeited	566,610	499,302	72,526

Number of shares held, end of year	10,102,952	10,466,431	9,967,129

Stock Appreciation Rights (“SARS”)

In connection with the acquisition of Diversey, Sealed Air exchanged Diversey’s cash-settled stock appreciation rights and stock options that were unvested as of May 31, 2011 and unexercised at October 3, 2011 into cash-settled stock appreciation rights based on Sealed Air common stock. At December 31, 2012, the weighted average remaining vesting life of outstanding SARs was one year.

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

We recognized compensation expense of $19 million in the year ended December 31, 2012 related to SARs that were granted to Diversey employees who remained employees as of December 31, 2012. These amounts were based on the assumptions mentioned above and are included in marketing, administrative and development expenses on our consolidated statements of operations. Cash payments due to the exercise of these SARs in the year ended December 31, 2012 were $24 million. As of December 31, 2012, the remaining liability for these SARs was $41 million and is included in other liabilities on our consolidated balance sheet.

In addition to the amounts discussed above, was the recognition of restructuring expense of $9 million in the year ended December 31, 2012 for SARs that were part of the termination and benefit costs for Diversey employees under the 2011 – 2014 Integration & Optimization Program. This expense was included in restructuring and other charges on our consolidated statements of operations. Cash payments upon the exercise of these SARs were $19 million in the year ended December 31, 2012. The remaining liability for SARs included in the restructuring program was $1 million as of December 31, 2012.

2005 Contingent Stock Plan

The 2005 Contingent Stock Plan is our sole long-term equity compensation program for officers and employees. The 2005 Contingent Stock Plan provides for awards of equity-based compensation, including restricted stock, restricted stock units, performance share units and cash awards measured by share price, to our executive officers and other key employees, as well as U.S.-based key consultants. During the three years ended December 31, 2012, under the 2005 Contingent Stock Plan, we granted restricted stock, restricted stock units and cash awards, in addition to the SLO and PSU awards described below. An employee or consultant selected by the Organization and Compensation Committee of our Board of Directors to receive an award may accept the award during the period specified by us, provided the participant’s relationship to us has not changed.

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

For both restricted stock awards and units, we record compensation expense in marketing, administrative and development expenses on the consolidated statements of operations with a corresponding credit to additional paid-in capital within stockholders’ equity based on the fair value of our common stock at the award grant date. For cash awards, we record a liability that is reflected in other liabilities on the consolidated balance sheets and record compensation expense based on the fair value of the award at the end of each reporting period. The amount of the liability for cash awards is remeasured at each reporting period based on the then current stock price and the effects of the stock price changes are recognized as compensation expense. At December 31, 2012, the liability related to cash awards was $0.8 million.

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

The following tables show the details of the non-vested awards under the 2005 Contingent Stock Plan, excluding SLO and PSU awards:

Non-vested Restricted Stock Shares Awards	2012	Weighted-Average per Share Market Value on Grant Date
Number of non-vested restricted stock shares, beginning of year	1,183,660	$20.45
Restricted stock shares issued for new awards during the year	703,620	17.27
Restricted stock shares vested during the year	(458,750)	18.23
Restricted stock shares forfeited during the year	(41,700)	22.89

Number of non-vested restricted stock shares, end of year	1,386,830	$20.08

The non-vested restricted stock shares included above had a weighted-average remaining contractual life of approximately 1.7 years at December 31, 2012.

Non-vested Restricted Stock Units Awards	2012	Weighted-Average per Share Market Value on Grant Date
Number of non-vested restricted stock units, beginning of year	342,000	$21.17
Restricted stock units issued for new awards during the year	191,700	16.95
Restricted stock units vested during the year	(100,700)	18.08
Restricted stock units forfeited during the year	(12,200)	19.98

Number of non-vested restricted stock units, end of year	420,800	$20.23

The non-vested restricted stock units included above had a weighted-average remaining contractual life of approximately 1.7 years at December 31, 2012.

Non-vested Cash Awards	2012
Number of non-vested cash awards, beginning of year	58,050
Cash awards issued for new awards during the year	91,480
Cash awards vested during the year	(9,850)
Cash awards forfeited during the year	(8,000)

Number of non-vested cash awards, end of year	131,680

The non-vested cash awards included above had a weighted-average remaining contractual life of approximately 2.0 years at December 31, 2012.

The 2005 Contingent Stock Plan permits withholding of taxes and other charges that may be required by law to be paid attributable to awards by withholding a portion of the shares attributable to such awards.

A summary of the changes in common shares available for awards under the 2005 Contingent Stock Plan follows:

	2012(1)	2011(1)	2010(1)
Number of shares available, beginning of year	7,909,064	4,997,297	5,578,005
Additional restricted stock shares available due to 2011 amendment to the 2005 Contingent Stock Plan	—	4,000,000	—
Restricted stock shares issued for new awards	(703,620)	(308,650)	(403,360)
Restricted stock units awarded	(191,700)	(133,650)	(115,150)
Restricted stock shares issued for SLO awards	(3,788)	(6,080)	(12,895)
Restricted stock units awarded for SLO awards	(6,795)	(28,516)	(134,329)
Shares issued for 2009 Two-year PSU awards	—	(1,114,139)	—
Shares issued for 2009 Three-year PSU awards	(1,155,018)	—	—
Restricted stock shares forfeited	41,700	41,400	19,133
Restricted stock units forfeited	12,200	3,500	12,500
Shares withheld for taxes	524,910	457,902	53,393

Number of shares available, end of year	6,426,953	7,909,064	4,997,297

Weighted average per share market value of awards on grant date	$17.19	$24.93	$21.46

(1)	The SLO and PSU awards are discussed below.

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

The 2002 Directors Stock Plan provides for annual grants of shares to non-employee directors, and interim grants of shares to eligible directors elected at times other than at an annual meeting, as all or part of the annual or interim retainer fees for non-employee directors. During 2002, we adopted a plan that permits non-employee directors to elect to defer all or part of their annual retainer until the non-employee director retires from the Board of Directors. The non-employee director can elect to defer the portion of the annual retainer payable in shares of stock. If a non-employee director makes this election, the non-employee director may also elect to defer the portion, if any, of the annual retainer payable in cash. Cash dividends on deferred shares are credited to the non-employee director’s deferred cash account on the applicable dividend payment date. We record the excess of fair value over the price at which shares are issued under this plan in marketing, administrative and development expenses on the consolidated statements of operations, and this expense was $1 million in 2012, $0.7 million in 2011 and $0.5 million in 2010.

A summary of the changes in shares available for the 2002 Directors Stock Plan follows:

	2012	2011	2010
Number of shares available, beginning of year	223,156	49,548	74,120
Additional shares available due to 2011 amendment to the Directors Stock Plan	—	200,000	—
Shares granted and issued	(34,697)	(18,630)	(12,500)
Shares granted and deferred	(27,060)	(7,762)	(12,072)

Number of shares available, end of year	161,399	223,156	49,548

Weighted average per share market value of stock on grant date	$16.26	$25.77	$21.72

Other Common Stock Issuances

We have historically issued shares of our common stock under our 2005 Contingent Stock Plan to selected U.S.-based consultants as compensation under consulting agreements for research and development projects. We record the cost associated with these issuances on a straight-line basis based on each of the issuances’ vesting schedule. Amortization expense related to these issuances was immaterial in each of the three years ended December 31, 2012.

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

These share-based incentive compensation programs are described in more detail below.

The table below shows our total share-based incentive compensation expense:

	2012	2011	2010
2012 Three-year PSU Awards	$1.9	$—	$—
2011 Three-year PSU Awards	1.7	3.0	—
2010 Three-year PSU Awards	0.9	6.0	3.0
2009 Two-year PSU Awards	—	(0.7)	10.4
2009 Three-year PSU Awards	—	7.4	7.0
2012 President & COO Four-year Incentive Compensation(1)	0.2	—	—
SLO Awards	0.7	0.3	1.0
Other long-term share-based incentive compensation programs	11.5	9.0	9.2

Total share-based incentive compensation expense(2)	$16.9	$25.0	$30.6

Associated tax benefits recognized	$6.2	$9.3	$11.3

(1)	The amount includes only the two initial equity awards. See below for further detail.
(2)

The amounts do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock as such these contributions are not considered share-based incentive compensation.

The following table shows the estimated amount of total share-based incentive compensation expense expected to be recognized on a straight-line basis over the remaining respective vesting periods by program at December 31, 2012:

	2013	2014	2015	Total
2012 Three-year PSU Awards	$2.2	$2.2	$—	$4.4
2012 President & COO Four-year Incentive Compensation	0.6	0.4	0.3	1.3
2011 Three-year PSU Awards	2.3	—	—	2.3
SLO Awards	0.2	—	—	0.2
Other long-term share-based incentive compensation programs	10.4	6.6	2.5	19.5

Total share-based incentive compensation expense(1)	$15.7	$9.2	$2.8	$27.7

(1)

The amounts do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock as such these contributions are not considered share-based incentive compensation.

The discussion that follows provides further details of our share-based incentive compensation programs.

PSU Awards

As part of our long term incentive program adopted in 2008, during the first 90 days of each year, the Organization and Compensation Committee of our Board of Directors, or Compensation Committee, has approved PSU awards for our executive officers and other selected key executives, which include for each officer or executive a target number of shares of common stock and performance goals and measures that will determine the percentage of the target award that is earned following the end of the performance period. Following the end of the performance period, participants will also receive a cash payment in the amount of the dividends (without interest) that would have been paid during the performance period on the number of shares that they have earned. As of December 31, 2012, we have accrued $1.2 million for these dividends in other current liabilities on our consolidated balance sheet.

2012 Three-year PSU Awards

In March 2012, the Compensation Committee approved awards with a three-year performance period beginning January 1, 2012 for the named executive officers other than Mr. Hickey and for other officers and key executives. Mr. Hickey’s 2012 Compensation is discussed below under “2012 Chief Executive Officer Incentive Compensation.” The Compensation Committee established principal performance goals, which are (1) three-year average return on invested capital (“ROIC”) weighted at 50%, (2) constant dollar growth of net trade sales weighted at 25% and (3) relative total shareholder return (“TSR”) weighted at 25%. An additional goal is a 2014 safety result of a total recordable incident rate (a workplace safety indicator) (“TRIR”) of 0.90 or better, excluding facilities acquired during the performance period.

The targeted number of shares of common stock that can be earned is 546,689 shares for these 2012 PSU awards (406,534 shares granted on March 27, 2012 and 140,155 shares granted to Jerome A. Peribere on September 1, 2012, as discussed below). The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares depending on the level of achievement of the performance goals and measures, plus or minus 54,669 additional shares at the discretion of the Compensation Committee. These performance goals are outlined in further detail in the Proxy Statement for our 2012 Annual Meeting of Stockholders.

The expenses included in the tables above were calculated using a grant date common stock share price of $19.72 per share for the awards granted on March 27, 2012 ($14.27 for the award granted on September 1, 2012) for the three year average ROIC goal and net trade sales goal (these are considered performance conditions) and the Monte Carlo valuation of $23.40 per share for the awards granted on March 27, 2012 ($12.57 for the award granted on September 1, 2012) for the TSR goal (this is considered a market condition). The expense calculation is based on management’s estimate as of December 31, 2012 of the level of probable achievement of the performance goals and measures, which was determined to be below the target level, or 67% achievement (183,141 shares, net of forfeitures), for the ROIC goal and below the threshold for minimum payment, or 0% achievement (0 shares), for the net trade sales growth goal. The TSR portion of the plan is expensed at 100% (136,672 shares, net of forfeitures) of the grant date fair value as required by US GAAP.

2011 Three-year PSU Awards

In March 2011, the Compensation Committee approved awards with a three-year performance period beginning January 1, 2011. The Compensation Committee established principal performance goals, which are (1) three-year cumulative volume growth of net trade sales and (2) three-year average ROIC. These performance goals are outlined in further detail in the Proxy Statement for our 2011 Annual Meeting of Stockholders. The targeted number of shares of common stock that can be earned is 378,477 shares for these 2011 PSU awards. If the threshold level is achieved for either of the two performance goals, then the number of shares earned for each participant can be increased (if the additional goal mentioned below is achieved) or decreased (if the additional goal mentioned below is not achieved) by up to 10% of the target level at the discretion of the Compensation Committee, or an aggregate of 37,848 shares for all participants. The additional goal is a 2013 safety result of a TRIR (a workplace safety indicator) of 1.20 or better, excluding facilities acquired during the performance period.

The total number of shares to be issued for these awards can range from zero to 200% of the target number of shares depending on the level of achievement of the performance goals and measures, plus or minus the 37,848 additional discretionary shares mentioned above.

The expenses included in the table above were calculated using a grant date common stock share price of $26.18 per share on March 11, 2011 and is based on management’s estimate as of December 31, 2012 of the level of probable achievement of the performance goals, which was determined to be below the target level, or 84% achievement (158,960 shares, net of forfeitures), for the ROIC goal and below the target level, or 58% achievement (109,758 shares, net of forfeitures), for the volume goal.

2010 Three-year PSU Awards

In February 2013, we issued 472,865 shares of common stock for the 2010 three-year PSU awards. These awards were based on the achievement of the performance goals above the target level, or 116.5% achievement, in the three-year performance period of 2010 through 2012. We concurrently acquired 172,204 of these shares of common stock as withholding from employees to satisfy their minimum tax withholding obligations, as provided for in our 2005 contingent stock plan above.

2009 Three-year PSU Awards

In February 2012, we issued 1,155,018 shares of common stock for the 2009 three-year PSU awards. These awards were based on the achievement of the performance goals at the maximum level, or 200% achievement, in the three-year performance period of 2009 through 2011. We concurrently acquired 414,210 of these shares of common stock as withholding from employees to satisfy their minimum tax withholding obligations, as provided for in our 2005 contingent stock plan. These acquired shares are held in common stock in treasury at a fair market value of $9 million.

2009 Two-year PSU Awards

In February 2011, we issued 1,114,139 shares of common stock for the 2009 two-year PSU awards. These awards were based on the achievement of the performance goals at the maximum level, or 200% achievement, in the two-year performance period of 2009 through 2010. We concurrently acquired 408,751 of these shares of common stock as withholding from employees to satisfy their minimum tax withholding obligations, as provided for in our 2005 contingent stock plan. These acquired shares are held in common stock in treasury at a fair market value on the date acquired of $12 million.

2012 Chief Executive Officer (“CEO”) Incentive Compensation

On March 27, 2012, the Compensation Committee approved the recommendation of William V. Hickey, our former Chief Executive Officer, to place a substantial portion of his compensation at risk by reducing his base salary to $100,000 in 2012 and granting him most of his 2012 compensation as long-term incentive pay in the form of an equity award tied to the achievement of financial goals related to the success of the Diversey transaction. The Compensation Committee determined that Mr. Hickey would not participate in the annual incentive and long-term incentive programs applicable to the Company’s other executive officers. Instead, Mr. Hickey was granted a special award of performance share units.

The primary metrics for Mr. Hickey’s performance share units award are 2012 consolidated adjusted EBITDA, weighted at 70%, and 2012 net debt reduction from operations, weighted at 30%. These performance goals and other details are outlined further in the Proxy Statement for our 2012 Annual Meeting of Stockholders.

Since management’s estimate as of December 31, 2012 of the level of probable achievement of both performance goals were determined to be below the threshold for minimum payment, or 0% achievement (0 shares) for both the adjusted EBITDA and net debt reduction goals, no expense was recorded for 2012.

2012 President and Chief Operating Officer (COO) Four-year Incentive Compensation

On September 1, 2012, Jerome A. Peribere started with the Company as President and Chief Operating Officer. Under the terms of his agreement, he was granted equity awards which included the following: (1) initial equity awards under the Company’s 2005 Contingent Stock Plan, which included two awards of performance share units under which he could earn up to 350,000 shares of common stock based on the Company’s performance, (2) restricted stock under the Company’s 2005 Contingent Stock Plan of which 50,000 shares were issued on his start date and 25,000 shares are expected to be issued on his first anniversary of his start date and (3) an award under the Company’s 2012 Three-year PSU Award with a target award of 140,155 units. The awards are described in further detail in Mr. Peribere’s employment agreement filed with the SEC as an exhibit with the Company’s Current Report on Form 8-K dated August 27, 2012.

For the awards (excluding the portions of the PSU awards related to the TSR goal) that are discussed above, the estimated amount of future share-based incentive compensation expense will fluctuate based on: (1) the expected level of achievement of the respective goals and measures considered probable in future quarters, which impacts the number of shares that could be issued; and (2) the future price of our common stock, which impacts the expense related to additional discretionary shares. Since the TSR metric is considered a market condition, the portion of the compensation expense related to the TSR metric will be recognized regardless of whether the market condition is satisfied provided that the requisite service has been provided.

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

The equity award will be made in the form of an award of restricted stock or restricted stock units that will vest on the second anniversary of the grant date or earlier in the event of death, disability or retirement from employment with us, and the shares subject to the award will not be transferable by the recipient until the later of vesting or the second anniversary of the grant date. If the recipient ceases to be employed by us before vesting, then the shares will be forfeited, except for certain circumstances following a change in control. The award will be made in the form of restricted stock unless the award would be taxable to the recipient before the shares become transferable by the recipient, in which case the award will be made in the form of restricted stock units. Recipients who hold SLO awards in the form of restricted stock receive dividends. Recipients who hold SLO awards in the form of restricted stock units receive a cash payment in the amount of the dividends (without interest) on the shares they have earned at about the same time that shares are issued to them following the period of restriction. As of December 31, 2012, we have accrued for these dividends in other current liabilities on our consolidated balance sheet and the amount was immaterial.

The Compensation Committee set the SLO award premium at 25% for the years ending December 31, 2012 and 2011. The 2012 SLO target awards comprise an aggregate of 73,698 restricted stock shares and restricted stock units as of December 31, 2012. The 2011 SLO awards that were issued on March 9, 2012 comprised an aggregate of 11,212 restricted stock shares and restricted stock units.

We record compensation expense for these awards in marketing, administrative and development expenses on the consolidated statement of operations with a corresponding credit to additional paid-in capital within stockholders’ equity, based on the fair value of the awards at the end of each reporting period, which reflects the effects of stock price changes.

For the year ended December 31, 2012, compensation expense related to the 2012 SLO awards was recognized based on the extent to which the performance goals and measures for our 2012 annual cash bonuses were considered probable of achievement at December 31, 2012. This expense is being recognized over a fifteen month period on a straight-line basis since a majority of the awards will vest at grant date, which will be no later than March 15, 2013, due to the retirement eligibility provision.

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

For the year ended December 31, 2010, compensation expense related to the 2010 SLO awards was recognized based on the extent to which the performance goals and measures for our 2010 annual cash bonuses were considered probable of achievement at December 31, 2010. This expense was recognized over a fifteen month period on a straight-line basis since a majority of the awards vested at grant date, which was March 13, 2011, due to the retirement eligibility provision.

Note 20 Other Expense, net

The following table provides details of other expense, net:

	2012	2011	2010
Interest and dividend income	$12.0	$9.0	$8.1
Net foreign exchange transaction losses(1)	(13.4)	(20.2)	(5.9)
Settlement agreement and related costs	(0.7)	(0.9)	(0.6)
Noncontrolling interests	2.6	3.2	2.3
Costs associated with our accounts receivable securitization program	(0.7)	(0.7)	(0.8)
Gain on sale of a North American facility	—	3.9	—
Other, net	(9.2)	(8.8)	(6.0)

Other expense, net	$(9.4)	$(14.5)	$(2.9)

(1)

The non-cash losses in 2011 includes gains and losses from foreign currency forward contracts entered into to hedge certain intercompany loans, as well as gains and losses on the remeasurement of intercompany loans.

Impairment of Equity Method Investment

In September 2007, we established a joint venture that supports our Food & Beverage segment. We account for the joint venture under the equity method of accounting with our proportionate share of net income or losses included in other expense, net, on the consolidated statements of operations.

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

In connection with the establishment of the joint venture in 2007, we issued a guarantee in support of an uncommitted credit facility agreement that was entered into by the joint venture. Under the terms of the guarantee, if the joint venture were to default under the terms of the credit facility, the lender would be entitled to seek payment of the amounts due under the credit facility from us. However, as a result of the impairment, we have included the guarantee liability in other current liabilities on the consolidated balance sheet as of December 31, 2012 as we believe it is probable that we will need to perform under this guarantee. As of December 31, 2012, the joint venture has performed its obligations under the terms of the credit facility and the debt holders have not requested that we perform under the terms of the guarantee.

As a result, in the second quarter of 2012 we recognized other-than-temporary impairment of $26 million ($18 million, net of taxes, or $0.09 per diluted share). This impairment consisted of the recognition of a current liability for the guarantee of the uncommitted credit facility mentioned above of $20 million and a $4 million write-down of the carrying value of the investment to zero at June 30, 2012. We also recorded provisions for bad debt on receivables due from the joint venture to the Company of $2 million, which is included in marketing, administrative and development expenses and impacted our Food & Beverage segment. We have no additional obligations to support the operations of the joint venture in the future.

Note 21 Net (Loss) Earnings per Common Share

The following table sets forth the calculation of basic and diluted net earnings per common share under the two-class method for the three years ended December 31, 2012 in millions, except per share data:

	2012	2011	2010
Basic Net (Loss) Earnings Per Common Share:
Numerator
Net (loss) earnings available to common stockholders	$(1,410.3)	$149.1	$255.9
Distributed and allocated undistributed net (loss) earnings to non-vested restricted stockholders	(0.5)	(0.9)	(1.6)

Distributed and allocated undistributed net (loss) earnings to common stockholders	(1,410.8)	148.2	254.3
Distributed net (loss) earnings — dividends paid to common stockholders	(100.4)	(86.8)	(79.2)

Allocation of undistributed net (loss) earnings to common stockholders	$(1,511.2)	$61.4	$175.1

Denominator(1)
Weighted average number of common shares outstanding — basic	192.8	167.0	158.3

Basic net (loss) earnings per common share:
Distributed net (loss) earnings to common stockholders	$0.52	$0.52	$0.50
Allocated undistributed net (loss) earnings to common stockholders	(7.83)	0.37	1.11

Basic net (loss) earnings per common share:	$(7.31)	$0.89	$1.61

Diluted Net (Loss) Earnings Per Common Share:
Numerator
Distributed and allocated undistributed net (loss) earnings to common stockholders	$(1,410.8)	$148.2	$254.3
Add: Allocated undistributed net (loss) earnings to non-vested restricted stockholders	—	0.4	1.1
Less: Undistributed net (loss) earnings reallocated to non-vested restricted stockholders	—	(0.3)	(1.0)

Net (loss) earnings available to common stockholders — diluted	$(1,410.8)	$148.3	$254.4

Denominator(1)(2)
Weighted average number of common shares outstanding — basic	192.8	167.0	158.3
Effect of assumed issuance of Settlement agreement shares	—	18.0	18.0
Effect of non-vested restricted stock units	—	0.4	0.4

Weighted average number of common shares outstanding — diluted	192.8	185.4	176.7

Diluted net (loss) earnings per common share	$(7.31)	$0.80	$1.44

(1)	Includes the weighted-average share impact in 2012 of 31.7 million shares issued as part of the total consideration paid in connection with the acquisition of Diversey on October 3, 2011.
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

PSU Awards

Since the PSU awards discussed in Note 19, “Stockholders’ Equity,” are contingently issuable shares that are based on a condition other than earnings or market price, these shares will be included in the diluted weighted average number of common shares outstanding when they have met the performance conditions as of these dates. The shares for the 2009 three-year PSU awards and the shares for the 2010 three-year PSU awards are included in the diluted weighted average number of common shares outstanding for the year ended December 31, 2011 because the target levels of their respective performance conditions were met as of December 31, 2011. The shares for the 2011 three-year PSU awards are not included in the diluted weighted average number of common shares outstanding for the year ended December 31, 2011 because they have not met the target levels of their performance conditions as of that date. However, in 2012, unvested PSU awards that have met the performance conditions as of December 31, 2012 have not been included in the diluted weighted average number of common shares outstanding for the year ended December 31, 2012 as the effect was anti-dilutive.

SLO Awards

The shares or units associated with the 2012 SLO awards are considered contingently issuable shares and therefore are not included in the basic or diluted weighted average number of common shares outstanding for the year ended December 31, 2012. These shares or units, discussed in Note 19, “Stockholders’ Equity,” will not be included in the common shares outstanding until the final determination of the amount of annual incentive compensation is made in the first quarter of 2013. Once this determination is made, the shares or units will be included in the basic weighted average number of common shares outstanding if the employee is retirement eligible or in the diluted weighted average number of common shares outstanding regardless of whether the employee is retirement eligible if the impact to diluted net earnings per common share is dilutive. The numbers of shares or units associated with SLO awards for the years ended December 31, 2012, 2011 and 2010 were nominal and have not been included in the diluted weighted average number of common shares outstanding for the year ended December 31, 2012 as the effect was anti-dilutive.

Note 22 Related Party Transactions

As a result of the acquisition of Diversey, as of October 3, 2011, indirect or direct owners of SCJ owned approximately 8% of our outstanding shares of our common stock. These owners sold their holdings of our common stock during November 2012 and therefore our transactions with SCJ are considered related party transactions until November 2012.

The primary related party transactions with SCJ consist of purchases of some raw materials and products. Total inventory purchased from SCJ was $32 million in the ten months ended October 31, 2012 and $11 million in the fourth quarter of 2011. In addition, we lease some facilities from SCJ. Charges for these services and leases totaled $4 million in the ten months ended October 31, 2012 and $3 million in the fourth quarter of 2011. We license the use of certain trade names, house marks and brand names from SCJ. Payments to SCJ under the license agreements governing the names and marks totaled $5 million in the ten months ended October 31, 2012 and $1 million in the fourth quarter of 2011. The SCJ related party receivable and payable were not material to our consolidated balance sheets at December 31, 2012 and 2011.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness, as of the end of our 2012 fiscal year, of our internal control over financial reporting. The suitable recognized control framework on which management’s evaluation of our internal control over financial reporting is based is the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based upon that evaluation under the COSO framework, our management concluded that our internal control over financial reporting as of the end of our 2012 fiscal year was effective at the “reasonable assurance” level.

Our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2012.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Part of the information required in response to this Item is set forth in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” and the balance will be included in our Proxy Statement for our 2013 Annual Meeting of Stockholders under the captions “Election of Directors — Information Concerning Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” except as set forth below. All such information is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required in response to this Item will be set forth in our Proxy Statement for our 2013 Annual Meeting of Stockholders under the captions “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Risks.” Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required in response to this Item will be set forth in our Proxy Statement for our 2013 Annual Meeting of Stockholders under the captions “Equity Compensation Plan Information” and “Voting Securities.” Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in response to this Item will be set forth in our Proxy Statement for our 2013 Annual Meeting of Stockholders under the captions “Independence of Directors” and “Certain Relationships and Related Person Transactions.” Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required in response to this Item will be included in our Proxy Statement for our 2013 Annual Meeting of Stockholders under the captions “Principal Independent Auditor Fees” and “Audit Committee Pre-Approval Policies and Procedures.” Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements

See Index to Consolidated Financial Statements and Schedule of this Annual Report on Form 10-K.

(2) Financial Statement Schedule

See Schedule II — Valuation and Qualifying Accounts and Reserves — Years Ended December 31, 2012, 2011 and 2010 of this Annual Report on Form 10-K.

(3) Exhibits

Exhibit Number	Description

2.1	Distribution Agreement dated as of March 30, 1998 among the Company, W. R. Grace & Co. — Conn., and W. R. Grace & Co. (Exhibit 2.2 to the Company’s Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139, is incorporated herein by reference.)

2.2	Agreement and Plan of Merger, dated as of May 31, 2011, by and among Sealed Air Corporation, Solution Acquisition Corp. and Diversey Holdings, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K; a copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request). (Exhibit 2.1 to the Company’s Current Report on Form 8-K, Date of Report May 31, 2011, File No. 1-12139, is incorporated herein by reference.)

3.1	Unofficial Composite Amended and Restated Certificate of Incorporation of the Company as currently in effect. (Exhibit 3.1 to the Company’s Registration Statement on Form S-3, Registration No. 333-108544, is incorporated herein by reference.)

3.2	Amended and Restated By-Laws of the Company as currently in effect. (Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 1-12139, is incorporated herein by reference.)

4.1	Indenture, dated as of February 6, 2009, of the Company, as Issuer, to U.S. Bank, National Association, as Trustee, regarding 12% Senior Notes Due 2014. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report February 6, 2009, File No. 1-12139, is incorporated herein by reference.)

4.2	Form of Indenture between the Registrant and U.S. Bank, National Association, as Trustee. (Exhibit 4.2 to the Company’s Registration Statement on Form S-3, Registration No. 333-157851, is incorporated herein by reference.)

4.3	Indenture, dated as of June 18, 2009, of the Company, as Issuer, to U.S. Bank, National Association, as Trustee, regarding the Company’s 7.875% Senior Notes Due 2017. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report June 12, 2009, File No. 1-12139, is incorporated herein by reference.)

4.4	Indenture, dated as of October 3, 2011, among Sealed Air, the Guarantors named therein and HSBC Bank USA, National Association, as Trustee, governing the 8.125% Senior Notes Due 2019 and 8.375% Senior Notes Due 2021. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report October 3, 2011, File No. 1-12139, is incorporated herein by reference.)

4.5	Form of 8.125% Senior Note due 2019. (Exhibit 4.2 to the Company’s Current Report on Form 8-K, Date of Report October 3, 2011, File No. 1-12139, is incorporated herein by reference.)

4.6	Form of 8.375% Senior Note due 2021. (Exhibit 4.3 to the Company’s Current Report on Form 8-K, Date of Report October 3, 2011, File No. 1-12139, is incorporated herein by reference.)

10.1	Employee Benefits Allocation Agreement dated as of March 30, 1998 among the Company, W. R. Grace & Co. — Conn. and W. R. Grace & Co. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139, is incorporated herein by reference.)

10.2	Tax Sharing Agreement dated as of March 30, 1998 by and among the Company, W. R. Grace & Co. — Conn. and W. R. Grace & Co. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report March 31, 1998, File No. 1-12139, is incorporated herein by reference.)

10.3	Agreement in Principle, dated November 27, 2002, by and among the Official Committee of Asbestos Personal Injury Claimants, the Official Committee of Asbestos Property Damage Claimants, the Company, and the Company’s subsidiary, Cryovac, Inc. (Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-12139, is incorporated herein by reference.)

10.4	Settlement Agreement and Release, dated November 10, 2003, by and among the Official Committee of Asbestos Personal Injury Claimants, the Official Committee of Asbestos Property Damage Claimants, the Company, and the Company’s subsidiary, Cryovac, Inc. (Exhibit 10.1 to the Company’s Amendment No. 3 to its Registration Statement on Form S-3, Registration No. 333-108544, is incorporated herein by reference.)

10.5	Restricted Stock Plan for Non-Employee Directors of the Company. (Annex E to the Company’s Proxy Statement for the 1998 Annual Meeting of Stockholders, File No. 1-12139, is incorporated herein by reference.)*

10.6	Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors, effective May 17, 2002. (Annex A to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders, File No. 1-12139, is incorporated herein by reference.)*

10.7	Amendment dated April 15, 2004, to the Restricted Stock Plan for Non-Employee Directors of the Company. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-12139, is incorporated herein by reference.)*

10.8	Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors, as amended February 19, 2009. (Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12139, is incorporated herein by reference.)*

10.9	Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors, as amended December 16, 2009. (Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-12139, is incorporated herein by reference.)*

10.10	Sealed Air Corporation 2002 Stock Plan for Non-Employee Directors, as amended April 13, 2010. (Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-12139, is incorporated herein by reference.)*

10.11	Sealed Air Corporation Deferred Compensation Plan for Directors. (Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-12139, is incorporated herein by reference.)*

10.12	Sealed Air Corporation Deferred Compensation Plan for Directors. (Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-12139, is incorporated herein by reference.)*

10.13	Form of Restricted Stock Purchase Agreement. (Exhibit 4.4 to the Company’s Registration Statement on Form S-8, Registration No. 333-59195, is incorporated herein by reference.)*

10.14	Form of Stock Purchase Agreement for use in connection with the Company’s 2002 Stock Plan for Non-Employee Directors. (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-12139, is incorporated herein by reference.)*

10.15	Fees to be paid to the Company’s Non-Employee Directors — 2010. (Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-12139, is incorporated herein by reference.)*

10.16	Fees to be paid to the Company’s Non-Employee Directors — 2011. (Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-12139, is incorporated herein by reference.)*

10.17	Fees to be paid to the Company’s Non-Employee Directors — 2012. (Exhibit 10.18 to the Company’s Annual Report on Form10-K for the year ended December 31, 2011, File No. 1-12139, is incorporated herein by reference.)*

10.18	Fees to be paid to the Company’s Non-Employee Directors — 2013.*

10.19	2005 Contingent Stock Plan of Sealed Air Corporation, as amended February 19, 2009. (Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-12139, is incorporated herein by reference.)*

10.20	2005 Contingent Stock Plan of the Company, as amended effective May 18, 2011 (Annex D to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, File No. 1-12139, is incorporated herein by reference)*

10.21	Sealed Air Corporation Annual Incentive Plan, adopted February 19, 2008 (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report February 19, 2008, File No. 1-12139, is incorporated herein by reference.)*

10.22	Performance-Based Compensation Program of the Company, as amended effective May 20, 2008. (Annex E to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders, File No. 1-12139, is incorporated herein by reference.)*

10.23	Performance-Based Compensation Program of the Company, as amended February 18, 2010. (Exhibit 10.3 to the Company’s Current Report on Form 8-K, Date of Report February 18, 2010, File No. 1-12139, is incorporated herein by reference.)*

10.24	Sealed Air Corporation Policy on Recoupment of Incentive Compensation from Executives in the Event of Certain Restatements, approved March 20, 2008. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report March 20, 2008, File No. 1-12139, is incorporated herein by reference.)*

10.25	Sealed Air Corporation Policy on Recoupment of Incentive Compensation from Executives in the Event of Certain Restatements, as amended February 18, 2010. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report February 18, 2010, File No. 1-12139, is incorporated herein by reference.)*

10.26	Form of Restricted Stock Agreement under amended 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 4.4 to the Company’s Registration Statement on Form S-8, Registration No. 333-152909, is incorporated herein by reference.)*

10.27	Form of Restricted Stock Unit Agreement under amended 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 4.5 to the Company’s Registration Statement on Form S-8, Registration No. 333-152909, is incorporated herein by reference.)*

10.28	Form of Restricted Stock Agreement, approved December 18, 2008, for awards pursuant to the Stock Leverage Opportunity provision of the Company’s annual incentive plan. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report December 18, 2008, File No. 1-12139, is incorporated herein by reference.)*

10.29	Form of Restricted Stock Unit Agreement, approved December 18, 2008, for awards pursuant to the Stock Leverage Opportunity provision of the Company’s annual incentive plan. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report December 18, 2008, File No. 1-12139, is incorporated herein by reference.)*

10.30	Form of Restricted Stock Unit Agreement, approved February 14, 2013, for awards pursuant to the Stock Leverage Opportunity provision of the Company’s annual incentive plan. *

10.31	Form of Restricted Stock Agreement, as amended, under the amended 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 10.3 to the Company’s Current Report on Form 8-K, Date of Report December 18, 2008, File No. 1-12139, is incorporated herein by reference.)*

10.32	Form of Restricted Stock Unit Agreement, as amended, under the amended 2005 Contingent Stock Plan of Sealed Air Corporation. (Exhibit 10.4 to the Company’s Current Report on Form 8-K, Date of Report December 18, 2008, File No. 1-12139, is incorporated herein by reference.)*

10.33	Form of Non-Compete and Confidentiality Agreement for exempt U.S. employees, substantially as executed by Emile Z. Chammas, Senior Vice President, of the Company. (Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-12139, is incorporated herein by reference.)*

10.34	Form of Sealed Air Corporation Performance Share Units Award Grant 2010-2012. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report April 14, 2010, File No. 1-12139, is incorporated herein by reference.)*

10.35	Form of Sealed Air Corporation Performance Share Units Award Grant 2011-2013 (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report April 7, 2011, File No. 1-12139, is incorporated herein by reference.)*

10.36	Form of Sealed Air Corporation Performance Share Units Award Grant 2012-2014 (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, File No. 1-12139, is incorporated herein by reference.)*

10.37	Form of Sealed Air Corporation Performance Share Units Award Grant 2012 to the Chief Executive Officer (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, File No. 1-12139, is incorporated herein by reference.)*

10.38	Commitment Letter, dated as of May 31, 2011, by and among Sealed Air Corporation and Citigroup Global Markets Inc. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report May 31, 2011, File No. 1-12139, is incorporated herein by reference.)

10.39	Amended and Restated Commitment Letter, dated as of June 17, 2011, by and among Sealed Air Corporation, Citigroup Global Markets Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas, BNP Paribas Securities Corp., The Royal Bank of Scotland plc and RBS Securities Inc. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report June 17, 2011, File No. 1-12139, is incorporated herein by reference.)

10.40	Purchase Agreement, dated as of September 16, 2011, by and among the Company, as issuer, and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, for themselves and the other initial purchasers named therein, regarding Sealed Air Corporation’s 8.125% Senior Notes Due 2019 and 8.375% Senior Notes Due 2021 (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report September 16, 2011, File No. 1-12139, is incorporated herein by reference.)

10.41	Syndicated Facility Agreement, dated as of October 3, 2011, by and among Sealed Air, certain subsidiaries of Sealed Air party thereto, the lenders party thereto, Citibank, N.A., as agent and the other agents party thereto. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report October 3, 2011, File No. 1-12139, is incorporated herein by reference.)

10.42	Series A Preferred Stock Purchase Agreement, dated as of October 3, 2011, by and among Diversey Holdings, Inc., Sealed Air and Solution Acquisition Corp. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report October 3, 2011, File No. 1-12139, is incorporated herein by reference.)

10.43	Employment Agreement, dated August 29, 2012 between Jerome A. Peribere and the Company, as supplemented on October 11, 2012. *

10.44	Equity Interest Purchase Agreement, dated as of October 30, 2012, by and between Sealed Air Corporation, Sealed Air Netherlands Holdings V B.V., and DC Co., Ltd., as amended on November 9, 2012, and further amended November 14, 2012.

10.45	Restatement Agreement, dated November 15, 2012, by and among Sealed Air Corporation and certain subsidiaries of Sealed Air Corporation party thereto, the lenders party thereto, Citibank, N.A., as agent and other agents party thereto. (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report November 13, 2012, File No. 1-12139, is incorporated herein by reference.)

10.46	Amended and Restated Syndicated Facility Agreement, dated November 15, 2012, by and among Sealed Air Corporation and certain subsidiaries of Sealed Air Corporation party thereto, the lenders party thereto, Citibank, N.A., as agent and other agents party thereto. (Exhibit 10.2 to the Company’s Current Report on Form 8-K, Date of Report November 13, 2012, File No. 1-12139, is incorporated herein by reference.)

10.47	Employment Arrangement between H. Katherine White and the Company.*

12.1	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Company.

23.1	Consent of KPMG LLP.

31.1	Certification of Jerome A. Peribere, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a), dated March 1, 2013.

31.2	Certification of Carol P. Lowe, Senior Vice President and Chief Financial Officer of the Company, pursuant to Rule 13a-14(a), dated March 1, 2013.

32	Certification of Jerome A. Peribere, President and Chief Executive Officer of the Company, and Carol P. Lowe, Senior Vice President and Chief Financial Officer of the Company, pursuant to 18 U.S.C. § 1350, dated March 1, 2013.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Compensatory plan or arrangement of management required to be filed as an exhibit to this report on Form 10-K.

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

Schedule

SEALED AIR CORPORATION AND SUBSIDIARIES

SCHEDULE II

Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2012, 2011 and 2010

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions		Foreign Currency Translation and Other	Balance at End of Year
	(in millions of dollars)
Year ended December 31, 2012:
Allowance for doubtful accounts	$16.2	$14.3	$(7.8	)(1)	$3.2	$25.9

Inventory obsolescence reserve	$23.5	$14.0	$(14.1	)(2)	$4.4	$27.8

Year ended December 31, 2011:
Allowance for doubtful accounts	$17.0	$8.9	$(8.3	)(1)	$(1.4)	$16.2

Inventory obsolescence reserve	$22.7	$9.5	$(7.9	)(2)	$(0.8)	$23.5

Year ended December 31, 2010:
Allowance for doubtful accounts	$17.5	$6.9	$(6.5	)(1)	$(0.9)	$17.0

Inventory obsolescence reserve	$26.6	$2.1	$(6.5	)(2)	$0.5	$22.7

(1)	Primarily accounts receivable balances written off, net of recoveries.
(2)	Primarily items removed from inventory.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALED AIR CORPORATION (Registrant)

By:	/S/ JEROME A. PERIBERE
Jerome A. Peribere
President and Chief Executive Officer

Date: March 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ JEROME A. PERIBERE Jerome A. Peribere	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2013

By:	/s/ CAROL P. LOWE Carol P. Lowe	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2013

By:	/s/ WILLIAM G. STIEHL William G. Stiehl	Controller (Principal Accounting Officer)	March 1, 2013

By:	/s/ HANK BROWN Hank Brown	Director	March 1, 2013

By:	/s/ MICHAEL CHU Michael Chu	Director	March 1, 2013

By:	/s/ LAWRENCE R. CODEY Lawrence R. Codey	Director	March 1, 2013

By:	/s/ PATRICK DUFF Patrick Duff	Director	March 1, 2013

By:	/s/ T. J. DERMOT DUNPHY T. J. Dermot Dunphy	Director	March 1, 2013

By:	/s/ WILLIAM V. HICKEY William V. Hickey	Director, Chairman of the Board of Directors	March 1, 2013

By:	/s/ JACQUELINE B. KOSECOFF Jacqueline B. Kosecoff	Director	March 1, 2013

By:	/s/ KENNETH P. MANNING Kenneth P. Manning	Director	March 1, 2013

By:	/s/ WILLIAM J. MARINO William J. Marino	Director	March 1, 2013

By:	/s/ RICHARD L.WAMBOLD Richard L. Wambold	Director	March 1, 2013

By:	/s/ JERRY R. WHITAKER Jerry R. Whitaker	Director	March 1, 2013