Form 10-Q
period 2013-03-31
SEALED AIR CORP/DE
filed 2013-05-08
CIK 1012100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

There were 195,838,857 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of April 30, 2013.

SEALED AIR CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

Cautionary Notice Regarding Forward-Looking Statements	2
Non-U.S. GAAP Information	2

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets—March 31, 2013 and December 31, 2012	3
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012	4
Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three Months Ended March 31, 2013 and 2012	5
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 Notes to Condensed Consolidated Financial Statements	6 7
Note 1 Organization and Basis of Presentation	7
Note 2 Recently Issued Accounting Standards	7
Note 3 Divestiture	8
Note 4 Segments	8
Note 5 Inventories	9
Note 6 Property and Equipment, net	9
Note 7 Goodwill and Identifiable Intangible Assets	10
Note 8 Accounts Receivable Securitization Programs	11
Note 9 Restructuring Activities	11
Note 10 Debt and Credit Facilities	12
Note 11 Derivatives and Hedging Activities	13
Note 12 Fair Value Measurements and Other Financial Instruments	14
Note 13 Income Taxes	15
Note 14 Commitments and Contingencies	16
Note 15 Stockholders’ Equity	20
Note 16 Other Income (Expense), net	21
Note 17 Net Earnings (Loss) Per Common Share	22
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	33

PART II. OTHER INFORMATION	34

Item 1. Legal Proceedings	34
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6. Exhibits	35

Signature	36

EX-31.1	37
EX-31.2	38
EX-32	39
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Cautionary Notice Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition and results of operations. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. The Securities and Exchange Commission (SEC) encourages companies to disclose forward-looking statements so that investors can better understand a company’s future prospects and make informed investment decisions. Some of our statements in this report, in documents incorporated by reference into this report and in our future oral and written statements may be forward-looking. These statements reflect our beliefs and expectations as to future events and trends affecting our business, our consolidated financial condition and results of operations. These forward-looking statements are based upon our current expectations concerning future events and discuss, among other things, anticipated future financial performance and future business plans. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Forward-looking statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will” and similar expressions. Examples of these forward-looking statements include projections regarding our 2013 outlook and other projections relating to our financial performance in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following are important factors that we believe could cause actual results to differ materially from those in our forward-looking statements: the implementation of our Settlement agreement (as defined in Note 14, “Commitments and Contingencies”) regarding the various asbestos-related, fraudulent transfer, successor liability, and indemnification claims made against the Company arising from a 1998 transaction with W. R. Grace & Co.; global economic conditions; changes in our credit ratings; changes in raw material pricing and availability; changes in energy costs; competitive conditions; success of our restructuring activities; currency translation and devaluation effects, including in Venezuela; the success of our financial growth, profitability, cash generation and manufacturing strategies and our cost reduction and productivity efforts; the effects of animal and food-related health issues; pandemics; consumer preferences; environmental matters; regulatory actions and legal matters; successful integration of Diversey and the other information referenced below in Part II, Item 1A, “Risk Factors.” Except as required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Non-U.S. GAAP Information

In our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we present financial information in accordance with U.S. GAAP. We also present financial information that does not conform to U.S. GAAP, which we refer to as non-U.S. GAAP, as our management believes it is useful to investors. In addition, non-U.S. GAAP measures are used by management to review and analyze our operating performance and, along with other data, as internal measures for setting annual budgets and forecasts, assessing financial performance, providing guidance and comparing our financial performance with our peers. The non-U.S. GAAP information has limitations as an analytical tool and should not be considered in isolation from or as a substitute for U.S. GAAP information. It does not purport to represent any similarly titled U.S. GAAP information and is not an indicator of our performance under U.S. GAAP. Further, non-U.S. GAAP financial measures that we present may not be comparable with similarly titled measures used by others. Investors are cautioned against placing undue reliance on these non-U.S. GAAP measures. Further, investors are urged to review and consider carefully the adjustments made by management to the most directly comparable U.S. GAAP financial measure to arrive at these non-U.S. GAAP financial measures.

Our management will assess our financial results, such as gross profit, operating profit and diluted net earnings per common share (“EPS”), both on a U.S. GAAP basis and on an adjusted non-U.S. GAAP basis. Examples of some other supplemental financial metrics our management will also use to assess our financial performance include Earnings before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”), Adjusted EBITDA, Adjusted EPS and Free Cash Flow. These non-U.S. GAAP financial measures provide management with additional means to understand and evaluate the core operating results and trends in our ongoing business by eliminating certain one-time expenses and/or gains (which may not occur in each period presented) and other items that management believes might otherwise make comparisons of our ongoing business with prior periods and peers more difficult, obscure trends in ongoing operations or reduce management’s ability to make useful forecasts. Our non-U.S. GAAP financial measures may also be considered in calculations of our performance measures set by the Organization and Compensation Committee of our Board of Directors for purposes of determining incentive compensation.

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

In our “Highlights of Financial Performance,” “Net Sales by Geographic Region,” “Net Sales by Segment Reporting Structure” and in some of the discussions and tables that follow, we exclude the impact of foreign currency translation when presenting net sales information, which we define as “constant dollar,” or “organic.” Changes in net sales excluding the impact of foreign currency translation are non-U.S. GAAP financial measures. As a worldwide business, it is important that we take into account the effects of foreign currency translation when we view our results and plan our strategies. Nonetheless, we cannot control changes in foreign currency exchange rates. Consequently, when our management looks at our financial results to measure the core performance of our business, we exclude the impact of foreign currency translation by translating our current period results at prior period foreign currency exchange rates. We also may exclude the impact of foreign currency translation when making incentive compensation determinations. As a result, our management believes that these presentations are useful internally and may be useful to investors.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$625.8	$679.6
Receivables, net of allowance for doubtful accounts of $27.2 in 2013 and $25.9 in 2012	1,325.3	1,326.0
Inventories	803.9	736.4
Deferred tax assets	398.5	393.0
Prepaid expenses and other current assets	123.2	87.4

Total current assets	3,276.7	3,222.4
Property and equipment, net	1,181.4	1,212.8
Goodwill	3,160.1	3,191.4
Intangible assets, net	1,092.3	1,139.7
Non-current deferred tax assets	150.5	150.3
Other assets, net	412.3	415.1

Total assets	$9,273.3	$9,331.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$77.0	$39.2
Current portion of long-term debt	154.4	1.8
Accounts payable	573.9	483.8
Deferred tax liabilities	17.8	10.3
Settlement agreement and related accrued interest	889.0	876.9
Accrued restructuring costs	60.6	72.4
Other current liabilities	741.1	849.2

Total current liabilities	2,513.8	2,333.6
Long-term debt, less current portion	4,376.5	4,540.8
Non-current deferred tax liabilities	325.5	367.0
Other liabilities	631.5	646.0

Total liabilities	7,847.3	7,887.4

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2013 and 2012	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 205,278,598 in 2013 and 204,660,621 in 2012; shares outstanding; 195,824,192 in 2013 and 194,557,669 in 2012	20.7	20.6
Common stock reserved for issuance related to Settlement agreement, $0.10 par value per share, 18,000,000 shares in 2013 and 2012	1.8	1.8
Additional paid-in capital	1,680.6	1,684.9
Retained earnings	231.9	254.8
Common stock in treasury, 9,454,406 in 2013 and 10,102,952 in 2012	(327.6)	(353.4)

Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(137.2)	(142.3)
Cumulative translation adjustment	(46.0)	(24.1)
Unrealized gain on derivative instruments	1.6	1.5

Total accumulated other comprehensive loss, net of taxes	(181.6)	(164.9)

Total parent company stockholders’ equity	1,425.8	1,443.8
Noncontrolling interests	0.2	0.5

Total stockholders’ equity	1,426.0	1,444.3

Total liabilities and stockholders’ equity	$9,273.3	$9,331.7

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
Net sales	$1,852.8	$1,845.4
Cost of sales	1,234.8	1,224.3

Gross profit	618.0	621.1
Selling, general and administrative expenses	437.4	444.7
Amortization expense of intangible assets acquired	32.2	32.7
Stock appreciation rights expense	18.0	11.8
Costs related to the acquisition and integration of Diversey	0.4	1.8
Restructuring and other (credits) charges	(0.2)	47.0

Operating profit	130.2	83.1
Interest expense	(90.8)	(97.3)
Foreign currency exchange loss related to Venezuelan subsidiaries	(13.1)	(0.1)
Loss on debt redemption	(32.3)	—
Other income (expense), net	0.2	(4.0)

Loss from continuing operations before income tax benefit	(5.8)	(18.3)
Income tax benefit	(8.5)	(9.9)

Net earnings (loss) from continuing operations	2.7	(8.4)
Net earnings from discontinued operations	—	2.4

Net earnings (loss) available to common stockholders	$2.7	$(6.0)

Net earnings (loss) per common share:
Basic
Continuing operations	$0.01	$(0.04)
Discontinued operations	—	0.01

Net earnings (loss) per common share—basic	$0.01	$(0.03)

Diluted
Continuing operations	$0.01	$(0.04)
Discontinued operations	—	0.01

Net earnings (loss) per common share—diluted	$0.01	$(0.03)

Dividends per common share	$0.13	$0.13

Weighted average number of common shares outstanding:
Basic	193.8	191.9

Diluted	212.7	191.9

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In millions)

	Three Months
	Ended
	March 31,
	2013	2012
Net earnings (loss) available to common stockholders	$2.7	$(6.0)
Other comprehensive income, net of taxes:
Recognition of deferred pension items, net of taxes of $1.5 in 2013 and 2012	5.1	0.2
Unrealized gains (losses) on derivative instruments, net of taxes of $0.3 in 2013 and $0.1 in 2012	0.1	(0.2)
Foreign currency translation adjustments	(21.9)	107.8

Comprehensive (loss) income, net of income taxes	$(14.0)	$101.8

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities from continuing operations:
Net earnings (loss) available to common stockholders from continuing operations	$2.7	$(8.4)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities from continuing operations:
Depreciation and amortization	72.8	80.0
Share-based incentive compensation	7.6	4.5
Profit sharing expense	9.9	7.8
Costs related to the acquisition and integration of Diversey	0.4	1.8
Amortization of senior debt related items and other	4.5	3.5
Loss on debt redemption	32.3	—
Provisions for bad debt	2.4	1.8
Provisions for inventory obsolescence	1.9	6.2
Deferred taxes, net	(38.8)	(14.1)
Excess tax benefit from share-based incentive compensation	0.5	(0.8)
Net gain on disposals of property and equipment and other	(0.2)	(0.2)
Changes in operating assets and liabilities:
Receivables, net	(10.6)	63.9
Inventories	(79.9)	(79.7)
Other assets, net	(49.4)	(54.2)
Accounts payable	99.4	(1.5)
Other liabilities	(94.8)	(103.8)

Net cash used in operating activities from continuing operations	(39.3)	(93.2)

Cash flows from investing activities from continuing operations:
Capital expenditures for property and equipment	(25.8)	(31.4)
Proceeds from sales of property and equipment	1.3	0.4
Other investing activities	—	1.8

Net cash used in investing activities from continuing operations	(24.5)	(29.2)

Cash flows from financing activities from continuing operations:
Net proceeds from short-term borrowings	37.7	—
Payments of long-term debt	(428.0)	(27.3)
Proceeds from long-term debt	425.0	0.1
Dividends paid on common stock	(25.4)	(25.2)
Acquisition of common stock for tax withholding obligations under our 2005 contingent stock plan	(3.9)	(10.0)
Payments of debt issuance costs	(7.7)	—
Payments for debt extinguishment costs	(26.2)	—
Excess tax benefit from share-based incentive compensation	(0.5)	0.8

Net cash used in financing activities from continuing operations	(29.0)	(61.6)

Effect of foreign currency exchange rate changes on cash and cash equivalents	39.0	3.9

Net change in cash and cash equivalents from continuing operations	(53.8)	(180.1)

Net cash provided by operating activities from discontinued operations	—	4.1
Net cash provided by investing activities from discontinued operations	—	2.2
Net cash used in financing activities from discontinued operations	—	(3.6)

Net change in cash and cash equivalents from discontinued operations	—	2.7

Cash and cash equivalents:
Balance, beginning of period	679.6	703.6
Net change during the period	(53.8)	(177.4)

Balance, end of period	$625.8	$526.2

Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$109.9	$115.1

Income tax payments	$32.4	$25.0

Restructuring payments	$19.1	$26.2

Non-cash items:
Transfers of shares of our common stock from treasury as part of our 2012 and 2011 profit-sharing plan contribution	$18.7	$18.6

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables are in millions, except per share data)

(1) Organization and Basis of Presentation

Organization

We are a global leader in food safety and security, facility hygiene and product protection. We serve an array of end markets including food and beverage processing, food service, retail, health care and industrial, commercial and consumer applications. We have widely recognized and inventive brands such as Bubble Wrap ® brand cushioning, Cryovac ® brand food packaging solutions and Diversey ® brand cleaning and hygiene solutions. We conduct substantially all of our business through three wholly-owned subsidiaries, Cryovac, Inc., Sealed Air Corporation (US) and Diversey, Inc.

Throughout this report, when we refer to “Sealed Air,” the “Company,” “we,” “our,” or “us,” we are referring to Sealed Air Corporation and all of our subsidiaries, except where the context indicates otherwise.

During the fourth quarter of 2012, we began operating under new business divisions for our segment reporting structure. The new segment reporting structure consists of three global business divisions: Food & Beverage, Institutional & Laundry and Protective Packaging, and an “Other” category. See Note 4, “Segments,” for further details of our segment structure.

Basis of Presentation

Our condensed consolidated financial statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our condensed consolidated balance sheet as of March 31, 2013 and our condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 have been made. The results set forth in our condensed consolidated statements of operations for the three months ended March 31, 2013 and in our condensed consolidated statements of cash flows for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. All amounts are in millions, except per share amounts, and approximate due to rounding. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, had no impact on our consolidated financial condition, results of operations and cash flows.

During the first quarter of 2013, we identified a misclassification in our December 31, 2012 consolidated balance sheet included in our 2012 Annual Report on Form 10-K. This misclassification, which has been corrected on our December 31, 2012 consolidated balance sheet included in this Form 10-Q, decreased our non-current deferred tax assets and non-current deferred tax liabilities by $105.5 million, decreasing our non-current deferred tax assets from $255.8 million to $150.3 million and decreasing our non-current deferred tax liabilities from $472.5 million to $367.0 million. This misclassification had no impact on our net deferred tax asset balance at December 31, 2012 and it did not impact our consolidated statements of operations or cash flows. Accordingly, we do not consider this correction to be material to our consolidated financial condition or results of operations.

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

We are responsible for the unaudited condensed consolidated financial statements and notes included in this report. As these are condensed financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and with the information contained in other publicly-available filings with the SEC.

In November 2012, we completed the sale of Diversey G.K. (“Diversey Japan”) (an indirect subsidiary of Sealed Air). The operating results for Diversey Japan were reclassified to discontinued operations, net of tax, on the consolidated statements of operations for the three months ended March 31, 2012 . Prior year disclosures in the condensed consolidated statement of cash flows and the Notes to Condensed Consolidated Financial Statements have been revised accordingly. See Note 3, “Divestiture”.

(2) Recently Issued Accounting Standards

Adopted in 2013

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvement, which makes certain technical corrections (i.e., relatively minor corrections and clarifications) and “conforming fair value amendments”. The amendments affect various codification topics and apply to all reporting entities within the scope of those topics. This standard becomes effective for us upon issuance, except for amendments that are subject to transition guidance, which was effective for fiscal periods beginning after December 15, 2012. The adoption of this standard did not have any material effect on our consolidated financial condition or results of operations.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This standard update, which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment, provides companies with the option to first perform a qualitative assessment before performing the two-step quantitative impairment test. If the company determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not to exceed its carrying amount, then the company would not need to perform the two-step quantitative impairment test. This standard does not revise the requirement to test indefinite-lived intangible assets annually for impairment. This standard was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption allowed. The adoption of this standard did not have any material effect on our consolidated financial condition or results of operations.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which creates new disclosure requirements about the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The new disclosures are designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards. The adoption of this standard did not have any material effect on our consolidated financial condition or results of operations.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, a company is required to present either on the statement of operations or in the notes significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The disclosure requirements are effective for annual reporting periods beginning after December 15, 2012, prospectively. We have included footnote disclosures for the three months ended March 31, 2013. See Note 11, “Derivatives and Hedging Activities and Note 15, “Stockholders’ Equity” for further details. The adoption of this standard did not have any material effect on our consolidated financial condition or results of operations as they are disclosure requirements only.

Pending in 2013

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, This standard update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This standard becomes effective for fiscal years and interim periods within those years beginning after December 15, 2013. This standard update is required to be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements that existed at the beginning of the fiscal year of adoption. We are currently evaluating the impact of this standard update on our consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This standard update requires an entity to release any cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This standard update becomes effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2013. The impact of this standard update on our consolidated financial statements will be based on any future activity that qualifies within this guidance.

(3) Divestiture

In November 2012, we completed the sale of Diversey Japan to an investment vehicle of The Carlyle Group (“Carlyle”) for gross proceeds of $323 million, including certain purchase price adjustments. After transaction costs of $10 million, we used substantially of all the net proceeds of $313 million to prepay a portion of our term loans outstanding under our senior secured credit facillities in 2012. We recorded a pre-tax gain on the sale of $211 million ($179 million net of tax) which was included in discontinued operations in the consolidated statement of operations for the year ended December 31, 2012.

Diversey Japan was acquired as part of the acquisition of Diversey on October 3, 2011. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of the Diversey Japan business are presented as discontinued operations, net of tax, in the condensed consolidated statements of operations and condensed consolidated statements of cash flows and all related disclosures and, as such, have been excluded from both continuing operations and segment results for three months ended March 31, 2012 presented.

Summary operating results for this discontinued operation were as follows:

Three Months Ended
March 31, 2012
Net sales	$72.1

Operating profit	$4.4

Earnings before income tax provision	$3.9
Income tax provision	1.5

Net earnings from discontinued operations, net of tax	$2.4

In connection with the sale, the Company entered into several agreements. While those agreements are expected to generate future revenues and cash flows for the Company, the estimated amounts and the Company’s continuing involvement in operations in Japan are not expected to be significant to the Company’s consolidated financial condition or results of operations.

(4) Segments

During the fourth quarter of 2012, we began to operate under three new business divisions for our segment reporting structure. This new structure replaced our legacy seven business unit structure. Our new segment reporting structure, which we also refer to as “divisions”, reflects the way management now makes operating decisions and manages the growth and profitability of the business. It also corresponds with management’s current approach of allocating resources and assessing the performance of our segments. We report our segment information in accordance with the provision of Financial Accounting Standards Board Accounting Standards Codification Topic 280, “Segment Reporting.” The changes to our segment structure have no effect on the historical consolidated results of operations of the Company. Prior period segment results have been revised to the new segment presentation.

The following table shows net sales, depreciation and amortization and operating profit by our segment reporting structure:

	Three Months Ended
	March 31,
	2013	2012
Net sales
Food & Beverage	$902.5	$895.1
Institutional & Laundry	512.9	510.2
Protective Packaging	386.6	391.3
Other Category	50.8	48.8

Total	$1,852.8	$1,845.4

Depreciation and amortization(1)
Food & Beverage	$33.6	$41.4
Institutional & Laundry	33.8	30.7
Protective Packaging	10.2	9.7
Other Category	2.8	2.7

Total	$80.4	$84.5

Operating profit
Food & Beverage	$92.8	$82.3
Institutional & Laundry	(8.5)	(0.7)
Protective Packaging	46.7	50.9
Other Category	(0.6)	(0.6)

Total segments and other	130.4	131.9

Costs related to the acquisition and integration of Diversey	0.4	1.8
Restructuring and other (credits) charges(2)	(0.2)	47.0

Total	$130.2	$83.1

(1)	Includes depreciation and amortization of $72.8 million in 2013 and $80.0 million in 2012, and amortization of share-based incentive compensation expense of $7.6 million in 2013 and $4.5 million in 2012.
(2)	Restructuring and other charges (credits) by our segment reporting structure were as follows:

	Three Months Ended
	March 31,
	2013	2012
Food & Beverage	$(1.4)	$35.7
Institutional & Laundry	(0.8)	4.9
Protective Packaging	2.0	6.2
Other Category	—	0.2

Total	$(0.2)	$47.0

The restructuring and other (credits) charges in 2013 primarily relate to the 2011-2014 Integration and Optimization Program. See Note 9, “Restructuring Activities.”

Allocation of Goodwill and Identifiable Intangible Assets to Reportable Segments

Our management views goodwill and identifiable intangible assets as a corporate asset, so we do not allocate their balances to the reportable segments. However, we are required to allocate their balances to each reporting unit to perform our annual impairment review of goodwill. See Note 7, “Goodwill and Identifiable Intangible Assets,” for the allocation of goodwill and identifiable intangible assets and the changes in their balances in the three months ended March 31, 2013 by our reporting unit structure.

(5) Inventories

The following table details our inventories and the reduction of certain inventories to a LIFO basis:

	March 31,	December 31,
	2013	2012
Inventories (at FIFO, which approximates replacement value):
Raw materials	$141.6	$128.4
Work in process	124.4	117.0
Finished goods	590.3	542.4

Subtotal (at FIFO)	856.3	787.8
Reduction of certain inventories to LIFO basis	(52.4)	(51.4)

Total	$803.9	$736.4

We determine the value of our legacy Sealed Air non-equipment U.S. inventories by the last-in, first-out or LIFO inventory method. U.S. inventories determined by the LIFO method were $128 million at March 31, 2013 and $104 million at December 31, 2012.

(6) Property and Equipment, net

The following table details our property and equipment, net.

	March 31,	December 31,
	2013	2012
Land and improvements	$139.6	$142.5
Buildings	706.3	715.4
Machinery and equipment	2,536.5	2,548.9
Other property and equipment	155.1	154.2
Construction-in-progress	89.5	85.7

	3,627.0	3,646.7
Accumulated depreciation and amortization	(2,445.6)	(2,433.9)

Property and equipment, net	$1,181.4	$1,212.8

The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment.

	Three Months Ended
	March 31,
	2013	2012
Interest cost capitalized	$1.4	$1.0

Depreciation and amortization expense for property and equipment	$40.6	$47.5

(7) Goodwill and Identifiable Intangible Assets

Goodwill

The following table shows our goodwill balances by our new segment reporting structure. We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. As of March 31, 2013, we did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

	Gross Carrying Value at December 31, 2012	Accumulated Impairment	Carrying Value at December 31, 2012	Impact of Foreign Currency Translation	Gross Carrying Value at March 31, 2013	Accumulated Impairment	Carrying Value at March 31, 2013
Food & Beverage	$837.7	$(208.0)	$629.7	$(5.8)	$831.9	$(208.0)	623.9
Institutional & Laundry	2,026.1	(883.0)	1,143.1	(24.1)	2,002.0	(883.0)	1,119.0
Protective Packaging	1,372.7	—	1,372.7	(0.5)	1,372.2	—	1,372.2
Other Category	45.9	—	45.9	(0.9)	45.0	—	45.0

Total	$4,282.4	$(1,091.0)	3,191.4	$(31.3)	$4,251.1	$(1,091.0)	3,160.1

Identifiable Intangible Assets

The following tables summarize our identifiable intangible assets with definite and indefinite useful lives. As of March 31, 2013, there were no impairment indicators present.

	March 31, 2013				December 31, 2012
	Gross			Net	Gross			Net
	Carrying	Accumulated	Accumulated	Carrying	Carrying	Accumulated	Accumulated	Carrying
	Value	Amortization	Impairment	Value	Value	Amortization	Impairment	Value
Customer relationships	$962.8	$(129.5)	$(148.9)	$684.4	$978.1	$(112.7)	(148.9)	$716.5
Trademarks and trade names	881.9	(0.5)	(630.2)	251.2	882.3	(0.9)	(630.2)	251.2
Technology	241.9	(90.1)	(22.2)	129.6	243.5	(79.1)	(22.2)	142.2
Contracts	43.7	(16.6)	—	27.1	44.6	(14.8)	—	29.8

Total	$2,130.3	$(236.7)	$(801.3)	$1,092.3	$2,148.5	$(207.5)	$(801.3)	$1,139.7

We have determined that substantially all of the trademarks and trade names had indefinite useful lives as of March 31, 2013.

The following table shows the remaining estimated future amortization expense at March 31, 2013.

2013	$87.5
2014	109.3
2015	83.7
2016	81.9
2017	79.0
Thereafter	399.9

Total	$841.3

(8) Accounts Receivable Securitization Programs

We and a group of our U.S. subsidiaries maintain an accounts receivable securitization program with two banks and issuers of commercial paper administered by these banks. As of March 31, 2013, the maximum purchase limit for receivable interests was $125 million, subject to the availability limits described below.

The amounts available from time to time under this program may be less than $125 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. During the first quarter ended March 31, 2013, the level of eligible assets available under the program was lower than $125 million primarily due to our current credit ratings. As a result, the amount available to us under the program was $102 million at March 31, 2013. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.

This program is scheduled to expire in September 2013. We intend to extend this program prior to the expiration date.

In February 2013, we entered into a European accounts receivable securitization program and purchase agreement with Sealed Air Securitization Limited, a special purpose vehicle, or SPV, two banks and a group of our European subsidiaries and in the second quarter of 2013, we added two additional subsidiaries into the program. The maximum purchase limit for receivable interests was €95 million, ($121 million equivalent at March 31, 2013) subject to availability limits, and the program is scheduled to expire in February 2014. The terms and provisions of this program are similar to our U.S. program. As of March 31, 2013, the amount available under this program was €39 million ($50 million USD equivalent).

The European program is structured to be a securitization of certain trade receivables that are originated by certain of our European subsidiaries. We do not have an equity interest in the SPV. However, since we are considered the primary beneficiary of the SPV, it meets the criteria to be classified as a variable interest entity and is included in our consolidated financial statements. Any activity between the participating subsidiaries and the SPV is eliminated in consolidation. Loans from the banks to the SPV are classified as short-term borrowings in our financial statements.

As of March 31, 2013 and December 31, 2012, we had no amounts outstanding under either the U.S. or European program, and we did not utilize these programs during 2013. Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at March 31, 2013 and December 31, 2012.

(9) Restructuring Activities

2013 Earnings Quality Improvement Program (EQIP)

As announced on May 1, 2013, we commenced with EQIP, which is an initiative to deliver meaningful cost savings and network optimization.

The costs associated with this plan will consist primarily of (i) a reduction in headcount (expected to be approximately 400-500 employees) and other costs associated with divisional realignment and connected profitability improvement programs, including severance and termination benefits for employees, expected to be approximately $90 million to $95 million, (ii) costs associated with incremental supply chain network optimization projects, including facility relocation and closures, expected to be approximately $85 million to $95 million, and (iii) other costs associated with the plan, currently estimated to be approximately $5 million to $10 million. These amounts are preliminary estimates based on the information currently available to management. The plan is expected to be completed by the end of 2015. We currently estimate that we will incur total costs of approximately $180 million to $200 million in connection with implementation of this plan, including capital expenditures of approximately $55 million to $70 million. The above amounts include cash payments of $65 million in 2013.

2011-2014 Integration and Optimization Program (IOP)

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

The associated costs and related restructuring (credits) charges for this program in the three months ended March 31, 2013 and March 31, 2012 are set forth in the table below.

	Three Months Ended
	March 31,
	2013	2012
Associated costs	$5.3	$5.8
Restructuring (credits) charges	(0.2)	47.3

Total	$5.1	$53.1

The associated costs for the three months ended March 31, 2013 in the table above include $2 million of consulting fees and $2 million of other costs included in selling, general and administrative expenses on our condensed consolidated statements of operations. The associated costs for the three months ended March 31, 2012 in the table above include asset impairment charges of $5 million related to a facility closure in the U.S., reported in cost of sales in our F&B segment.

The restructuring (credits) charges included in the table above primarily consisted of termination and benefits costs, including cash-settled stock appreciation rights that were previously issued to Diversey employees as a portion of the total consideration for the acquisition of Diversey of $1 million for the three months ended March 31, 2013 and $7 million for the three months ended March 31, 2012. See Note 15, “Stockholders’ Equity,” for further details of these awards. These charges were included in restructuring and other (credits) charges on our condensed consolidated statements of operations.

The restructuring accrual, spending and other activity for the three months ended March 31, 2013 and the accrual balance remaining at March 31, 2013 were as follows:

Current and non-current restructuring accrual at December 31, 2012	$88.2
Revisions to accrual	(4.5)
Additional accrual	3.8
Cash payments during 2013	(19.1)
Effect of changes in foreign currency exchange rates	(1.7)

Current and non-current restructuring accrual at March 31, 2013	$66.7

Cumulative cash payments made in connection with this program through March 31, 2013 were $129 million. We expect to pay $59 million of the accrual balance remaining at March 31, 2013 within the next twelve months. This amount is included in accrued restructuring costs on the condensed consolidated balance sheet at March 31, 2013. The majority of the remaining accrual of $8 million is expected to be paid in 2014 with minimal amounts to be paid out in 2015. This amount is included in other liabilities on our condensed consolidated balance sheet at March 31, 2013.

(10) Debt and Credit Facilities

Our total debt outstanding consisted of the amounts included in the table below.

	March 31,	December 31,
	2013	2012
Short-term borrowings	$77.0	$39.2
Current portion of long-term debt(1)	154.4	1.8

Total current debt	231.4	41.0

5.25% Senior Notes due April 2023	425.0	—
12% Senior Notes due February 2014(1)	—	153.4
Term Loan A Facility due October 2016, less unamortized lender fees of $13.6 in 2013 and $15.4 in 2012(2)	810.3	843.9
7.875% Senior Notes due June 2017, less unamortized discount of $5.5 in 2012(3)	—	394.5
Term Loan B Facility due October 2018, less unamortized lender fees of $10.1 in 2013 and $10.7 in 2012, and unamortized discount of $14.8 in 2013 and $15.6 in 2012 (2)	764.2	771.6
8.125% Senior Notes due September 2019	750.0	750.0
6.50% Senior Notes due December 2020	425.0	425.0
8.375% Senior Notes due September 2021	750.0	750.0
6.875% Senior Notes due July 2033, less unamortized discount of $1.4 in 2013 and 2012	448.6	448.6
Other	3.4	3.8

Total long-term debt, less current portion	4,376.5	4,540.8

Total debt(4)	$4,607.9	$4,581.8

(1)	These notes were reclassified to current portion of long-term debt in the three months ended March 31, 2013.
(2)	In the three months ended March 31, 2013, we prepaid a portion of our 2014 Term Loan A ($26 million) and Term Loan B ($2 million) installments.
(3)	During 2013, we purchased all of our outstanding $400 million 7.875% Senior Notes due 2017. See below for further discussion.
(4)	The weighted average interest rate on our outstanding debt was 6.2% as of March 31, 2013 and 6.4% as of December 31, 2012.

Senior Notes

2013 Activity

In March 2013, we issued $425 million of 5.25% Senior Notes due April 2023 and used substantially all of the proceeds to retire the 7.875% Senior Notes due June 2017. The aggregate repurchase price was $431 million, which included the principal amount of $400 million, a 6% premium of $23 million and accrued interest of $8 million. As a result, we recognized a net pre-tax loss of $32 million, which included the premium mentioned above, the acceleration of the unamortized debt issuance costs associated with the repurchase of the 7.875% senior notes and certain fees. The loss on debt redemption is included on our condensed consolidated statements of operations.

The 5.25% Senior Notes due April 2023 and their related guarantees were offered only to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons in transactions outside the U.S. under Regulation S of the Securities Act. These notes have not been registered under the Securities Act, and, unless so registered, may not be offered or sold in the U.S. absent registration or an applicable exemption form, or in a transaction not subject to, the registration requirements of the Securities Act and other applicable securities laws.

The 5.25% Senior Notes will mature on April 1, 2023 and interest is payable on April 1 and October 1 of each year, commencing October 1, 2013.

Lines of Credit

The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including our credit facility, and the amounts available under our accounts receivable securitization programs. We are not subject to any material compensating balance requirements in connection with our lines of credit.

	March 31,	December 31,
	2013	2012
Used lines of credit	$77.0	$39.2
Unused lines of credit	962.7	989.5

Total available lines of credit	$1,039.7	$1,028.7

Available lines of credit — committed	$700.5	$700.5
Available lines of credit — uncommitted	339.2	328.2

Total available lines of credit	$1,039.7	$1,028.7

Accounts receivable securitization programs — committed(1)	$152.0	$112.0

(1)	See Note 8, “Accounts Receivable Securitization Programs,” for further details.

Other Lines of Credit

Substantially all our short-term borrowings of $77 million at March 31, 2013 and $39 million at December 31, 2012 were outstanding under lines of credit available to several of our foreign subsidiaries. The following table details our other lines of credit.

	March 31, 2013	December 31, 2012
Available lines of credit	$339.7	$328.3
Unused lines of credit	262.7	289.0
Weighted average interest rate	8.4%	10.2%

Covenants

Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. The credit facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the credit facility). We were in compliance with the above financial covenants and limitations at March 31, 2013.

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

Foreign Currency Forward Contracts Designated as Cash Flow Hedges

The primary purposes of our cash flow hedging activities are to manage the potential changes in value associated with the amounts receivable or payable on equipment and raw material purchases that are denominated in foreign currencies in order to minimize the impact of the changes in foreign currencies. We record gains and losses on foreign currency forward contracts qualifying as cash flow hedges in other comprehensive income to the extent that these hedges are effective and until we recognize the underlying transactions in net earnings, at which time we recognize these gains and losses in other income (expense), net, on our condensed consolidated statements of operations.

Net unrealized after tax gains (losses) related to these contracts that were included in other comprehensive income for the three months ended March 31, 2013 and 2012 and any amounts reclassified to the consolidated statements of operations were immaterial. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.

Foreign Currency Forward Contracts Not Designated as Hedges

Our subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purposes of our foreign currency hedging activities are to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies and to minimize the impact of the changes in foreign currencies related to foreign currency denominated interest-bearing intercompany loans and receivables and payables. The changes in fair value of these derivative contracts are recognized in other income (expense), net, on our condensed consolidated statements of operations and are substantially offset by the remeasurement of the underlying foreign currency denominated items indicated above. These contracts predominantly have original maturities of less than 12 months.

The estimated fair value of these derivative contracts, which represents the estimated net balance that would be paid or that would be received by us in the event of their termination, based on the then current foreign currency exchange rates, was a net current asset of $28 million at March 31, 2013 and a net current liability of $25 million at December 31, 2012.

Interest Rate Swaps

From time to time, we may use interest rate swaps to manage our mix of fixed and floating interest rates on our outstanding indebtedness.

In the third quarter of 2012, we terminated the swaps linked to the 12% Senior Notes due February 2014, although the 12% Senior Notes due February 2014 remained outstanding. We received cash of $2 million resulting from the gain on the termination of the swaps, which is being amortized over the remaining life of the 12% Senior Notes due February 2014. At March 31, 2013, we had no interest rate swaps outstanding. The impact of interest rate swaps was not material in either the three months ended March 31, 2013 and 2012.

Other Derivative Instruments

We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to foreign exchange rates and interest rate and currency swaps related to access to international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At March 31, 2013 and December 31, 2012, we had no foreign exchange options or interest rate and currency swap agreements outstanding.

See Note 12, “Fair Value Measurements and Other Financial Instruments,” for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments.

Fair Value of Derivative Instruments

The following table details the fair value of our derivative instruments included on our condensed consolidated balance sheets.

	Fair Value of Asset		Fair Value of (Liability)
	Derivatives (1)		Derivatives (1)
	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012
Derivatives designated as hedging instruments:
Foreign currency forward contracts (cash flow hedges)	$1.3	$0.5	$(1.5)	$(0.8)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	32.1	4.9	(4.2)	(29.6)

Total	$33.4	$5.4	$(5.7)	$(30.4)

(1)	Asset derivatives are included in other assets and liability derivatives were included in other liabilities.

The following table details the effect of our derivative instruments on our condensed consolidated statements of operations. The net losses on foreign currency forward contracts included below were substantially offset by the net gains resulting from the remeasurement of the underlying foreign currency denominated items, which are included in other income (expense), net, on the condensed consolidated statement of operations. The underlying foreign currency denominated items include third party and intercompany receivables and payables and interest-bearing intercompany loans. See “Foreign Currency Forward Contracts Not Designated as Hedges” above for further information.

	Amount of Gain (Loss)
	Recognized in Earnings on Derivatives (1)
	Three Months Ended March 31,
	2013	2012
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$0.1
Foreign currency forward contracts	(0.3)	(0.2)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	(19.8)	(2.6)

Total	$(20.1)	$(2.7)

(1)	Amounts recognized on the foreign currency forward contracts were included in other income (expense), net. Amounts recognized on the interest rate swaps were included in interest expense.

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

The following table details the fair value hierarchy of our financial instruments.

March 31, 2013	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$314.9	$—	$314.9	$—

Derivative financial instruments net asset:
Foreign currency forward contracts	$27.7	$—	$27.7	$—

December 31, 2012	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$210.0	$—	$210.0	$—

Derivative financial instruments net liability:
Foreign currency forward contracts	$25.0	$—	$25.0	$—

Cash Equivalents

Our cash equivalents at March 31, 2013 and December 31, 2012 consisted of commercial paper and time deposits (fair value determined using Level 2 inputs). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

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

Counterparties to these foreign currency forward contracts are rated at least A- by Standard & Poor’s and Baa2 by Moody’s. Credit ratings on some of our counterparties may change during the term of our financial instruments. We closely monitor our counterparties’ credit ratings and if necessary will make appropriate changes to our financial instruments. The fair value generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date.

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

The table below shows the carrying amounts and estimated fair values of our total debt:

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
12% Senior Notes due February 2014	$152.7	164.0	153.4	$172.0
Term Loan A Facility due October 2016(1)	810.3	810.3	843.9	843.9
7.875% Senior Notes due June 2017	—	—	394.5	424.8
Term Loan B Facility due October 2018(1)	764.2	764.2	771.6	771.6
8.125% Senior Notes due September 2019	750.0	850.8	750.0	846.8
6.50% Senior Notes due December 2020	425.0	464.4	425.0	463.1
8.375% Senior Notes due September 2021	750.0	860.4	750.0	858.5
5.25% Senior Notes due April 2023	425.0	425.7	—	—
6.875% Senior Notes due July 2033	448.6	433.5	448.6	421.7
Other foreign loans	81.5	81.3	44.2	44.0
Other domestic loans	0.6	0.6	0.6	0.6

Total debt	$4,607.9	$4,855.2	$4,581.8	$4,847.0

(1)	Includes borrowings denominated in currencies other than U.S. dollars.

As of March 31, 2013, we did not have any non–financial assets and liabilities that were carried at fair value on a recurring basis in the condensed consolidated financial statements or for which a fair value measurement was required at March 31, 2013. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are inventories, net property and equipment, goodwill, intangible assets, and asset retirement obligations.

(13) Income Taxes

Effective Income Tax Rate and Income Tax Provision

Our loss before income taxes from continuing operations for the three months ended March 31, 2013 was more than offset by an income tax benefit of $9 million (an effective income tax benefit rate of 147%), resulting in net earnings of $3 million. Our tax benefit for the three months ended March 31, 2013 benefitted from earnings in jurisdictions with low tax rates and losses in jurisdictions, such as the U.S., with high tax rates, as well as the retroactive reinstatement of certain tax provisions that were recorded as discrete items during the three months ended March 31, 2013. On January 2, 2013, the President signed the American Taxpayer Relief Act of 2012, retroactively reinstating and extending the research and development tax credit and certain foreign tax provisions from January 1, 2012 through December 31, 2013. The favorable factors were partially offset by an increase in certain foreign tax rates, which increased our deferred tax liabilities and, by losses in jurisdictions where we did not have any tax benefit due to the applicable tax rate or valuation allowances.

We also had a loss before income taxes from continuing operations for the three months ended March 31, 2012, when our effective income tax benefit rate was 54%. For the three months ended March 31, 2012, our income tax benefits exceeded the statutory U.S. federal income tax rate of 35% because of losses in jurisdictions, such as the U.S., with high tax rates, while we had earnings in other jurisdictions with low tax rates.

Unrecognized Tax Benefits

During the three months ended March 31, 2013, we made payments of approximately $10 million (including $2 million of interest) to a foreign jurisdiction, which reduced our unrecognized tax benefits. We have not changed our policy with regard to the reporting of penalties and interest related to unrecognized tax benefits.

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

We recorded a pre-tax charge of approximately $850 million as a result of the Settlement agreement on our condensed consolidated statement of operations for the year ended December 31, 2002. The charge consisted of the following items:

•

a charge of $513 million covering a cash payment that we will be required to make under the Settlement agreement upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy. Because we cannot predict when a plan of reorganization may become effective, we recorded this liability as a current liability on our consolidated balance sheet at December 31, 2002. Under the terms of the Settlement agreement, this amount accrues interest at a 5.5% annual rate from December 21, 2002 to the date of payment. We have recorded this interest in interest expense on our condensed consolidated statements of operations and in Settlement agreement and related accrued interest on our condensed consolidated balance sheets. The accrued interest, which is compounded annually, was $377 million at March 31, 2013 and $364 million at December 31, 2012.

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

Parties have appealed the Amended District Court Opinion and the Amended District Court Confirmation Order to the Third Circuit Court of Appeals. Parties have filed briefs in connection with the appeals, and the Third Circuit Court of Appeals is scheduled to hear oral arguments with respect to the appeals on June 17, 2013. Although Grace publicly indicated its intent to seek to emerge from bankruptcy before the appeals are fully and finally resolved, it subsequently indicated that it was not able to receive the necessary consents and waivers to do so, including from the Company. While Grace has in the past indicated that, with an appeals process before the Third Circuit Court of Appeals, its target date to emerge from bankruptcy was the fourth quarter of 2013, we cannot assure you that this timing for emergence is or will be correct or that the target date for Grace’s emergence has not been or will not be revised.

Consistent with our Settlement agreement, we are prepared to pay the Settlement amount directly to the asbestos trusts to be established under section 524(g) of the Bankruptcy Code once the conditions of the Settlement agreement are fully satisfied. Among those conditions is that approval of an appropriate Grace bankruptcy plan – containing all releases, injunctions, and protections required by the Settlement agreement – be final and not subject to any appeal. Given the pending appeals (which include, without limitation, challenges to injunctions and releases in the PI Settlement Plan), the condition that approval of the PI Settlement Plan be final and not subject to any appeal has not been satisfied at this time. The Company has not waived this or any other condition of the Settlement agreement nor can there be any assurance that each of the parties whose consent or waiver is required for Grace to emerge from bankruptcy while the appeals are pending will provide such consent or waiver. Although we are optimistic that, if it were to become effective, the PI Settlement Plan would implement the terms of the Settlement agreement, we can give no assurance that this will be the case notwithstanding the confirmation of the PI Settlement Plan by the Bankruptcy Court and the District Court. The terms of the PI Settlement Plan remain subject to amendment. Moreover, the PI Settlement Plan is subject to the satisfaction of a number of conditions which are more fully set forth in the PI Settlement Plan and include, without limitation, the availability of exit financing and the approval of the PI Settlement Plan becoming final and no longer subject to appeal. As noted, parties have appealed the Amended District Court Confirmation Order to the Third Circuit Court of Appeals or have otherwise challenged the Amended District Court Opinion and the Amended District Court Confirmation Order. Matters relating to the PI Settlement Plan, the Bankruptcy and Amended District Court Opinions, and the Bankruptcy and Amended District Court Confirmation Orders may be subject to further appeal, challenge, and proceedings before the District Court, the Third Circuit Court of Appeals, or other courts. Parties have challenged various issues with respect to the PI Settlement Plan, the Bankruptcy and Amended District Court Opinions, and the Bankruptcy and Amended District Court Confirmation Orders, including, without limitation, issues relating to releases and injunctions contained in the PI Settlement Plan.

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

Guarantees and Indemnification Obligations

We are a party to many contracts containing guarantees and indemnification obligations. These contracts primarily consist of:

•

product warranties with respect to certain products sold to customers in the ordinary course of business. These warranties typically provide that products will conform to specifications. Sealed Air generally does not establish a liability for product warranty based on a percentage of sales or other formula. Sealed Air accrues a warranty liability on a transaction-specific basis depending on the individual facts and circumstances related to each sale. Both the liability and annual expense related to product warranties are immaterial to our consolidated financial position and results of operations; and

•	licenses of intellectual property by us to third parties in which we have agreed to indemnify the licensee against third party infringement claims.

Development Grant Matter

On May 25, 2010, one of our Italian subsidiaries received a demand from the Italian Ministry of Economic Development for the total repayment of grant monies paid to two of our former subsidiaries in the amount of €5.1 million. The grant monies had previously been certified as payable by the Italian authorities and the grant process was finalized and closed in 2006. We acquired the former subsidiaries in September 2001 as part of an acquisition. The substance of the repayment demand is that the former owners of the subsidiaries made fraudulent claims and used fraudulent documents to support their grant application prior to our acquisition. There is no suggestion that we or our Italian subsidiary were directly involved in the grant process, but as purchaser of the two companies, the Ministry is seeking repayment from our Italian subsidiary. Our Italian subsidiary submitted a total denial of liability in regard to this matter on June 30, 2010. On March 12, 2013, the Ministry notified our Italian subsidiary that despite its denial of liability the Ministry was seeking the immediate repayment of the grant in the amount of €5.1 million plus accrued interest in a total amount of €10.1 million ($13 million equivalent at March 31, 2013). Our Italian subsidiary has filed an appeal against the Ministry’s unilateral determination with the Regional Administrative Court of Puglia, seeking a postponement of the demand for repayment and a full hearing of the merits of the demand as advanced in the original denial of liability. At this interim stage of the proceedings and with our appeal still pending, we are not able to determine the eventual outcome of the case. Accordingly, we have not recorded a liability related to this matter. We do not expect this matter to be material to our full year consolidated financial condition or results of operations, however the amount may be material to an interim reporting period.

(15) Stockholders’ Equity

Quarterly Cash Dividends

On April 11, 2013, our Board of Directors declared a quarterly cash dividend of $0.13 per common share payable on June 21, 2013 to stockholders of record at the close of business on June 7, 2013. The estimated amount of this dividend payment is $25 million based on 196 million shares of our common stock issued and outstanding as of March 31, 2013.

On February 14, 2013, our Board of Directors declared a quarterly cash dividend of $0.13 per common share payable on March 15, 2013 to stockholders of record at the close of business on March 1, 2013. We used $25 million of available cash to pay this quarterly cash dividend.

The dividend payments discussed above are recorded as reductions to cash and cash equivalents and retained earnings on our condensed consolidated balance sheets. Our credit facility and the Notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our consolidated financial condition and results of operations. There is no guarantee that our Board of Directors will declare any further dividends.

Stock Appreciation Rights (“SARs”)

In connection with the acquisition of Diversey, Sealed Air exchanged Diversey’s cash-settled stock appreciation rights and stock options that were unvested as of May 31, 2011 and unexercised at October 3, 2011 (the date of acquisition ) into cash-settled stock appreciation rights based on Sealed Air common stock. As of March 31, 2013, we had 3 million SARs outstanding and the weighted average remaining vesting life of outstanding SARs was slightly greater than one year.

Since these SARs are settled in cash, the amount of the related expense has fluctuated and the related future expense will fluctuate based on exercise and forfeiture activity and the changes in the assumptions used in a Black-Scholes valuation model which include Sealed Air’s stock price, risk-free interest rates, expected volatility and a dividend yield. In addition, once vested, the related expense will continue to fluctuate due to the changes in the assumptions used in the Black-Scholes valuation model for any SARs that are not exercised until their respective expiration dates, the last of which is currently in March 2021.

We recognized SARs expense of $18 million in the three months ended March 31, 2013 and $12 million in the three months ended March 31, 2012, related to SARs that were granted to Diversey employees who remained employees as of March 31, 2013 and 2012, respectively. Cash payments due to the exercise of these SARs in the three months ended March 31, 2013 were $17 million. As of March 31, 2013, the remaining liability for these SARs was $42 million and is included in other current ($15 million) and non-current liabilities ($27 million) on the condensed consolidated balance sheet and we had 3 million SARs outstanding. The weighted average remaining vesting life of outstanding SARs was slightly greater than one year.

In addition to the amounts discussed above, we recognized restructuring expense of less than $1 million in the three months ended March 31, 2013 for SARs payments that were part of the termination and benefit costs for employees under the 2011 – 2014 Integration & Optimization Program. This expense was included in restructuring and other (credits) charges in our condensed consolidated statements of operations. Cash payments upon the exercise of these SARs were $2 million in the three months ended March 31, 2013. The remaining liability for SARs included in the restructuring program was less than $1 million as of March 31, 2013.

Share-based Incentive Compensation

We record share-based incentive compensation expense in selling, general and administrative expenses on our condensed consolidated statements of operations with a corresponding credit to additional paid-in capital within stockholders’ equity based on the fair value of the share-based incentive compensation awards at the date of grant. We recognize an expense or credit reflecting the straight-line recognition, net of estimated forfeitures, of the expected cost of the program. For the various performance share unit (“PSU”) awards programs, the cumulative amount accrued to date is adjusted up or down to the extent the expected performance against the targets has improved or worsened for the performance conditions components of the awards.

The following table shows our total share-based incentive compensation expense.

	Three Months Ended
	March 31,
	2013	2012
Total share-based incentive compensation expense(1) (2)	$7.6	$4.5

The following table shows the estimated amount of total share-based incentive compensation expense expected to be recognized on a straight-line basis over the remaining respective vesting periods at March 31, 2013.

	2013	2014	2015	2016	Total
Total share-based incentive compensation expense (1)	$18.1	$15.2	$8.2	$0.2	$41.7

(1)

The amounts included above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock as such contributions are not considered share-based incentive compensation.

(2)

On February 28, 2013, the Organization and Compensation Committee of our Board of Directors (“O&C Committee”) approved a change in the vesting policy regarding the existing 2011 three-year PSU awards, and the newly granted 2013 three-year PSU awards, for William V. Hickey, our former Chief Executive Officer. The approved change will result in the full vesting of the awards, rather than a pro-rata portion vesting as of the date of his retirement (May 16, 2013). Mr. Hickey’s awards will still be subject to the performance metrics stipulated in the plan documents, and will be paid-out in accordance with the original planned timing. As a result of these approved changes, the expense related to these awards will be accelerated and recognized over the applicable service period up until the date of his retirement). In the three months ended March 31, 2013, we recognized $1 million of share-based compensation expense related to these awards.

Accumulated Other Comprehensive Loss

Included in stockholders’ equity on our condensed consolidated balance sheets is accumulated other comprehensive loss. Accumulated other comprehensive loss includes unrecognized pension items of $137 million as of March 31, 2013.

In the three months ended March 31, 2013, we reclassified $7 million ($5 million, net of taxes) out of accumulated other comprehensive income to other assets and other liabilities on the condensed consolidated balance sheets. Also, see Note 15, “Profit Sharing, Retirement Savings Plans and Defined Benefit Plans,” of the Notes to the Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K for additional information related to unrecognized pension items included in accumulated other comprehensive loss.

Performance-Based Compensation Program

The goals and achievement levels described below are designed to meet the requirements of Section 162(m) of the Internal Revenue Code in order to qualify the compensation paid to the Chief Executive Officer and other specified executive officers named in the summary compensation table in the Company’s proxy statement to be fully deductible as performance-based compensation even if compensation exceeds the $1 million limit of Section 162(m).

During the three months ended March 31, 2013, the O&C Committee approved the following goals and achievement levels under the Performance-Based Compensation Program of Sealed Air Corporation in order to allow the O&C Committee to approve cash bonuses and stock awards up to the limit provided in the Program for 2013. The goals and achievement levels for 2013 are diluted earnings per share (adjusted as describe below) of at least $0.95 per share, operating expenses (as adjusted) equal to or less than $1,993 million, net operating profit after tax (as adjusted) of at least $511 million and either net income (as adjusted) above $200 million, operating profit as a percentage of 2013 net sales equal to or above 8.7% or gross margin as a percentage of 2013 net sales equal to or above 33.5%.

The results will be adjusted for specified restructuring charges, goodwill impairment, specified litigation-related costs, capital market transactions, specified acquisitions and dispositions, specified tax adjustments and specified information systems expenses.

(16) Other Income (Expense), net

The following table provides details of other income (expense), net.

	Three Months Ended
	March 31,
	2013	2012
Interest and dividend income	$3.2	$3.5
Net foreign exchange transaction losses	(1.7)	(3.6)
Settlement agreement and related costs	(0.1)	(0.1)
Noncontrolling interests	0.3	0.7
Other, net	(1.5)	(4.5)

Other income (expense), net	$0.2	$(4.0)

(17) Net Earnings (Loss) Per Common Share

The following table shows the calculation of basic and diluted net earnings (loss) per common share under the two-class method.

	Three Months Ended
	March 31,
	2013	2012
Basic Net Earnings (Loss) Per Common Share:
Numerator
Net earnings (loss) available to common stockholders	$2.7	$(6.0)
Distributed and allocated undistributed net earnings (loss) to non-vested restricted stockholders	(0.1)	(0.1)

Distributed and allocated undistributed net earnings (loss) to common stockholders	2.6	(6.1)
Distributed net earnings (loss) — dividends paid to common stockholders	(25.3)	(25.1)

Allocation of undistributed net earnings (loss) to common stockholders	$(22.7)	$(31.2)

Denominator(1)
Weighted average number of common shares outstanding — basic	193.8	191.9

Basic net earnings (loss) per common share:
Distributed net earnings (loss) to common stockholders	$0.13	$0.13
Allocated undistributed net earnings (loss) to common stockholders	(0.12)	(0.16)

Basic net (loss) earnings per common share:	$0.01	$(0.03)

Diluted Net Earnings (Loss) Per Common Share:
Numerator
Distributed and allocated undistributed net earnings (loss) to common stockholders	$2.6	$(6.1)
Add: Allocated undistributed net earnings (loss) to non-vested restricted stockholders	—	—
Less: Undistributed net earnings (loss) reallocated to non-vested restricted stockholders	—	—

Net earnings (loss) available to common stockholders — diluted	$2.6	$(6.1)

Denominator(1)
Weighted average number of common shares outstanding — basic	193.8	191.9
Effect of assumed issuance of Settlement agreement shares	18.0	—
Effect of non-vested restricted stock units	0.9	—

Weighted average number of common shares outstanding — diluted	212.7	191.9

Diluted net earnings (loss) per common share	$0.01	$(0.03)

(1)	In calculating diluted net earnings (loss) per common share for 2012, our diluted weighted average number of common shares outstanding excludes the effect of assumed issuance of shares under the Settlement agreement and non-vested restricted stock units as the effect was anti-dilutive.

PSU Awards

Since the PSU awards include contingently issuable shares that are based on a condition other than earnings or market price, they are included in the diluted weighted average number of common shares outstanding when we meet the performance conditions as of that date. However, in 2012, unvested PSU awards that met the performance conditions as of March 31, 2012 were not included in the diluted weighted average number of common shares outstanding for the three months ended March 31, 2012 as the effect was anti-dilutive.

SLO Awards

The shares or units associated with the 2013 SLO awards are considered contingently issuable shares and therefore are not included in the basic or diluted weighted average number of common shares outstanding for the three months ended March 31, 2013. These shares or units will not be included in the common shares outstanding until the final determination of the amount of annual incentive compensation is made in the first quarter of 2014. Once this determination is made, the shares or units will be included in both the basic and diluted weighted average number of common shares outstanding if the employee is retirement eligible or in the diluted weighted average number of common shares outstanding if the employee is not retirement eligible if the impact to diluted net earnings per common share is dilutive. The numbers of shares or units associated with SLO awards for the three months ended March 31, 2013 and 2012 were nominal and have not been included in the diluted weighted average number of common shares outstanding for the three months ended March 31, 2012 as the effect was anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with our condensed consolidated financial statements and related notes set forth in Item 1 of Part I of this quarterly report on Form 10-Q, our MD&A set forth in Item 7 of Part II of our 2012 Annual Report on Form 10-K and our consolidated financial statements and related notes set forth in Item 8 of Part II of our Form 10-K. See Part II, Item 1A, “Risk Factors,” below and “Cautionary Notice Regarding Forward-Looking Statements,” above, and the information referenced therein, for a description of risks that we face and important factors that we believe could cause actual results to differ materially from those in our forward-looking statements. All amounts and percentages are approximate due to rounding and all dollars are in millions, except per share amounts. When we cross-reference to a “Note,” we are referring to our “Notes to Condensed Consolidated Financial Statements,” unless the context indicates otherwise.

In November 2012, we completed the sale of Diversey Japan. The operating results of Diversey Japan were reclassified to discontinued operations, net of tax, on the condensed consolidated statements of operations for the three months ended March 31, 2012. See Note 3, “Divestiture,” for details of our sale of Diversey Japan. The following MD&A is on a continuing operations basis unless otherwise noted.

Recent Events

Issuance of 5.25% Senior Notes due 2023 and Retirement of 7.875% Senior Notes due 2017

In March 2013, we issued $425 million of 5.25% Senior Notes and used substantially all of the proceeds to retire the 7.875% Senior Notes due June 2017. See Note 10, “Debt and Credit Facilities” for further details of our senior notes activities.

Quarterly Cash Dividends

On April 11, 2013, our Board of Directors declared a quarterly cash dividend of $0.13 per common share payable on June 21, 2013 to stockholders of record at the close of business on June 7, 2013. The estimated amount of this dividend payment is $25 million based on 196 million shares of our common stock issued and outstanding as of March 31, 2013.

2013 Earnings Quality Improvement Program (EQIP)

As announced on May 1, 2013, we commenced with EQIP, which is an initiative to deliver meaningful cost savings and network optimization. See Note 9, “Restructuring Activities” for further details of the program.

2013 Outlook

We have not made any changes to our expectations for net sales, Adjusted EBITDA and Adjusted EPS results for full year 2013, which were included in our 2012 Annual Report on Form 10-K. We continue to estimate 2013 net sales in the range of $7.7 billion to $7.9 billion, Adjusted EBITDA of $1.010 billion to $1.020 billion, and Adjusted EPS of $1.10 to $1.20. We have revised our estimated free cash flow outlook for 2013 (free cash flow represents cash flow from operations less capital expenditures) to approximately $275 million to $325 million from a previous range of approximately $300 million to $350 million This revised range includes the impact of higher restructuring payments due to the earnings quality improvement program discussed above and higher anticipated cash payments for SARs. We continue to expect a core effective tax rate in the range of 25% to 26% in 2013.

Additional full year outlook information includes:

•	interest expense of $355 million (including $290 million of cash interest payments);

•	depreciation and amortization expense of $325 million (including $170 million for property and equipment, $130 million for intangible assets and $25 million for share-based compensation);

•	cash tax payments of $95 million to $115 million; and

•	cash restructuring payments of $135 million.

Our Adjusted EBITDA and Adjusted EPS outlook excludes the impact of special items. Adjusted EPS also excludes the payment of the Settlement agreement, as the exact timing of the settlement is unknown. Final payment of the Settlement agreement is expected to be accretive to EPS by approximately $0.13 per common share annually following the payment date under the assumption of using a substantial portion of cash on hand for the payment and ceasing to accrue interest on the settlement amount. Additionally, guidance excludes any non-operating gains or losses that may be recognized in 2013 due to currency fluctuations in Venezuela.

Highlights of Financial Performance

Below are highlights of our financial performance.

	Three Months Ended March 31,		%
	2013	2012	Change
Net sales	$1,852.8	$1,845.4	0.4%

Gross profit	$618.0	$621.1	(0.5)%

As a % of net sales	33.4%	33.7%
Operating profit	$130.2	$83.1	56.7%

As a % of net sales	7.0%	4.5%
Net earnings (loss) available to common stockholders from continuing operations	$2.7	$(8.4)	# %

Net earnings (loss) per common share from continuing operations—basic	$0.01	$(0.04)	# %

Net earnings (loss) per common share from continuing operations —diluted	$0.01	$(0.04)	# %

Weighted average number of common shares outstanding:
Basic	193.8	191.9

Diluted	212.7	191.9

Non-U.S. GAAP adjusted diluted net earnings per common share—continuing operations(1)	$0.17	$0.16	6.3%

#	Denotes a variance greater than or equal to 100%.
(1)	See “Diluted Net Earnings per Common Share” below for a reconciliation of our U.S. GAAP EPS to our non-U.S. GAAP adjusted EPS.

Diluted Net Earnings (Loss) per Common Share

The following table presents a reconciliation of our U.S. GAAP EPS to our non-U.S. GAAP Adjusted EPS.

	Three Months Ended March 31,
	2013		2012
	Net Earnings	EPS	Net Earnings	EPS
U.S. GAAP net earnings (loss) and EPS available to common stockholders—continuing operations	$2.7	$0.01	$(8.4)	$(0.04)
Adjusted net earnings and EPS impact of special items(1)	34.0	0.16	42.5	0.20

Non-U.S. GAAP net earnings and related EPS available to common stockholders—continuing operations	$36.7	$0.17	$34.1	$0.16

Weighted average number of common shares outstanding – Diluted		212.7		210.2	(2)

(1)	For 2013, this amount includes loss on debt redemption of $32 million ($20 million, net of taxes), foreign currency exchange losses related to Venezuelan subsidiaries of $13 million ($11 million, net of taxes) and associated costs of $5 million ($3 million, net of taxes) related to our 2011-2014 Integration and Optimization Program. For 2012, this amount primarily includes restructuring and other charges of $47 million ($32 million, net of taxes) and associated costs of $6 million ($4 million, net of taxes), both related to our 2011-2014 Integration and Optimization Program, non-recurring associated costs from Legacy Diversey restructuring programs of $8 million ($5 million, net of taxes) and costs related to the acquisition and integration of Diversey of $2 million ($1 million, net of taxes). See below for further details of these items.
(2)	Represents the impact of using diluted weighted average number of common shares outstanding included in the non-U.S. GAAP adjusted EPS calculation in order to apply the dilutive impact on adjusted net earnings of the assumed issuance of 18 million shares for the Settlement agreement shares and non-vested restricted stock and restricted stock units. This impact occurs when U.S. GAAP net loss is reported and using dilutive shares is antidilutive.

See Note 17, “Net Earnings (Loss) Per Common Share,” for details on the calculation of our U.S. GAAP basic and diluted EPS.

Our U.S. GAAP and non-U.S. GAAP income taxes are as follows:

	Three Months Ended March 31,
	2013		2012
	(Benefit)	Effective	(Benefit)	Effective
	Provision	Tax Rate	Provision	Tax Rate
U.S. GAAP Income Taxes	$(8.5)	146.6%	$(9.9)	54.1%

Non-U.S. GAAP Income Taxes (Core Taxes)	$8.8	19.4%	$9.8	22.3%

The discussions that follow provide further details about the material factors that contributed to the changes in our EPS in 2013 compared with 2012.

Net Sales by Geographic Region

The components of the increase in net sales by our geographic reporting regions for three months ended March 31, 2013 compared with 2012 were as follows:

	North America	Europe	Latin America	AMAT(1)	JANZ(2)	Total
Change in Net Sales
Volume-Units	$2.7	$(15.0)	$16.6	$12.5	$1.9	$18.7
% change	0.4%	(2.4)%	8.9%	6.8%	1.3%	1.0%
Product price/mix	(1.5)	(0.3)	5.7	2.1	(2.9)	3.1
% change	(0.2)%	—%	3.0%	1.2%	(1.9)%	0.2%
Foreign currency translation	0.1	1.7	(12.2)	(1.6)	(2.4)	(14.4)
% change	—	0.3%	(6.5)%	(0.9)%	(1.7)%	(0.8)%

Total	$1.3	$(13.6)	$10.1	$13.0	$(3.4)	$7.4

% change	0.2%	(2.1)%	5.4%	7.1%	(2.3)%	0.4%
Impact of foreign currency translation	(0.1)	(1.7)	12.2	1.6	2.4	14.4

Total constant dollar change (Non-U.S. GAAP)	$1.2	$(15.3)	$22.3	$14.6	$(1.0)	$21.8

Constant dollar % change	0.2%	(2.4)%	11.9%	8.0%	(0.6)%	1.2%

(1)	AMAT = Asia, Middle East, Africa and Turkey
(2)	JANZ = Japan/Australia/New Zealand

Foreign Currency Translation Impact on Net Sales

Approximately 65% of our consolidated net sales in the three months ended March 31, 2013 were generated outside the U.S. Since we are a U.S. domiciled company, we translate our foreign currency-denominated net sales into U.S. dollars. Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our net sales from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our consolidated net sales results. Historically, the most significant currencies that have impacted the translation of our net sales and our other consolidated financial results are the euro, the Australian dollar, the Brazilian real, the Canadian dollar, the British pound and the Japanese yen.

We experienced an unfavorable foreign currency translation impact on net sales of $14 million in the three months ended March 31, 2013 compared with the same periods of 2012. This was primarily due to the strengthening of the U.S. dollar relative to the Brazilian real.

Net Sales by Segment Reporting Structure

The following table presents net sales by our segment reporting structure.

	Three Months Ended March 31,		%
	2013	2012	Change
Net sales:
Food & Beverage	$902.5	$895.1	0.8%
As a % of net sales	48.7%	48.5%
Institution & Laundry	512.9	510.2	0.5%
As a % of net sales	27.7%	27.6%
Protective Packaging	386.6	391.3	(1.2)%
As a % of net sales	20.9%	21.2%
Other Category	50.8	48.8	4.1%
As a % of net sales	2.7%	2.7%

Total	$1,852.8	$1,845.4	0.4%

Components of Change in Net Sales by Segment Reporting Structure

The following table presents the components of change in net sales by our segment reporting structure for three months ended March 31, 2013 compared with 2012.

We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

	Food & Beverage		Institutional & Laundry		Protective Packaging		Other		Total Company

Volume — Units	$16.5	1.8%	$0.7	0.1%	$0.3	0.1%	$1.2	2.5%	$18.7	1.0%
Product price/mix(1)	0.6	0.1	5.3	1.1	(3.6)	(0.9)	0.8	1.6	3.1	0.2
Foreign currency translation	(9.7)	(1.1)	(3.3)	(0.7)	(1.4)	(0.4)	—	—	(14.4)	(0.8)

Total change (U.S. GAAP)	$7.4	0.8%	$2.7	0.5%	$(4.7)	(1.2)%	$2.0	4.1%	$7.4	0.4%

Impact of foreign currency translation	$9.7	1.1%	$3.3	0.7%	$1.4	0.4%	$—	—	$14.4	0.8%

Total constant dollar change (Non-U.S. GAAP)	$17.1	1.9%	$6.0	1.2%	$(3.3)	(0.8)%	$2.0	4.1%	$21.8	1.2%

(1)

Our product price/mix reported above includes the net impact of our pricing actions and rebates as well as the period-to-period change in the mix of products sold. Also included in our reported product price/mix is the net effect of some of our customers purchasing our products in non-U.S. dollar, euro or Latin American currencies denominated countries at selling prices denominated in U.S. dollars, euros or Latin America currencies. This primarily arises when we export products from the U.S., euro-zone and Latin American countries. The impact to our reported product price/mix of these purchases in other countries at selling prices denominated in U.S. dollars, euros, or Latin American currencies was not material in the periods included in the tables above.

The following discussion of net sales is presented on a constant dollar or organic basis.

Food & Beverage Segment Net Sales

The $17 million, or 2%, constant dollar increase in net sales in 2013 compared with 2012 was primarily due to:

•

higher unit volumes in Latin America of $13 million, or 11%, mostly due to higher demand for fresh red meat products, which in turn contributed to higher sales of our shrink bags and higher equipment sales;

•

higher unit volumes in AMAT of $9 million, or 15%, due to an increase in dairy customers’ production rates, which resulted in increased sales of our fresh dairy packaging products and higher growth in the beverage and brewing sector; and

•	favorable product price/mix in Latin America of $4 million, or 4%, partially offset by lower product price/mix in North America of $2 million, or 1%, and Europe of $1 million, or 1%.

These favorable drivers were partially offset by lower unit volumes in Europe of $4 million or 2%, and in North America of $2 million or 1% primarily due to the challenging economic environment.

Institutional & Laundry Segment Net Sales

The $6 million, or 1%, constant dollar increase in net sales in 2013 compared with 2012 was primarily due to:

•	higher unit volumes in AMAT of $6 million, or 7%, due to growth primarily in the hospitality and food service sectors, with over 10% organic growth in China and India;

•

favorable product price/mix of $5 million, or 1%. This increase is primarily due to implementation of average price increases in 2013 in most geographies, which have more than offset input cost increases;

•	higher unit volumes in Latin America of $3 million or, 7%, due to growth in food services and retail sectors, with strong organic growth in Argentina, Brazil and Mexico; and

•	higher unit volumes in North America of $3 million or, 3%, due to pacing of distributor sales.

These favorable drivers were offset by lower unit volumes in Europe of $11 million or 5% due to the economic challenges primarily in Southern European countries.

Protective Packaging Segment Net Sales

The $3 million, or 1%, constant dollar decrease in net sales in 2013 compared with 2012 was primarily due to a decline in product price/mix of $3 million, or 1%, primarily in JANZ, Europe and the U.S. The unfavorable price/mix is attributable to increased sales to consumer-based customers of products with lower selling prices, as well as reduced sales of specialty foam products under government projects. Net sales for e-commerce and third party logistics providers continue to grow, but were offset by global manufacturing weakness, primarily in Southern Europe.

Cost of Sales

	Three Months Ended March 31,		%
	2013	2012	Change
Cost of sales	$1,234.8	$1,224.3	0.9%
As a % of net sales	66.6%	66.3%

Cost of sales for the three months ended March 31, 2013 was impacted by favorable foreign currency translation of $10 million. On a constant dollar basis, cost of sales increased $21 million, primarily due to the unfavorable impact of inflationary costs, including the impact of salaries and benefit increases. Cost of sales benefited from incremental synergies associated with the 2011-2014 Integration and Optimization Program.

Selling, General and Administrative Expenses

Selling, general and administrative expense for the three months ended March 31, 2013 and 2012 are included in the table below.

	Three Months Ended March 31,		%
	2013	2012	Change
Selling, general and administrative expenses	$437.4	$444.7	(1.6)%
As a % of net sales	23.6%	24.1%

Selling, general and administrative expenses were impacted by favorable foreign currency translation of $2 million. On a constant dollar basis, selling, general and administrative expenses increased $5 million, primarily due to higher costs supporting the increased sales volumes mentioned above and the timing of certain expenses.

Amortization of Intangible Assets Acquired

Amortization of intangible assets for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,		%
	2013	2012	Change
Amortization of intangible assets acquired	$32.2	$32.7	(1.5)%
As a % of net sales	1.7%	1.8%

Stock Appreciation Rights Expense

Stock appreciation rights expense for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,		%
	2013	2012	Change
Stock appreciation rights expense	$18.0	$11.8	52.5%
As a % of net sales	1.0%	0.6%

The $6 million increase in SARs expense in 2013 compared with 2012 was primarily due to the increase in the share price of our common stock in the three months ended March 31, 2013 as compared with 2012. We are exploring opportunities to mitigate the impact of the volatility SARs expense is having on our consolidated results of operations. See Note 15, “Shareholders’ Equity,” for further details of our SARs program.

Costs Related to the Acquisition and Integration of Diversey

We recorded transaction and integration costs directly related to the acquisition of Diversey of less than $1 million in the three months ended March 31, 2013 and $2 million in the three months ended March 31, 2012. These costs primarily consist of professional and consulting fees. As discussed above, we have excluded these costs from our Adjusted EPS calculations in 2013 and 2012.

Restructuring Activities

The actual timing of future costs and cash payments related to the programs described below are subject to change due to a variety of factors that may cause a portion of the costs, spending and benefits to occur later expected. In addition, changes in foreign exchange rates may impact future costs, spending and benefits. See Note 9, “Restructuring Activities,” for further discussion of the charges and liabilities associated with these programs.

2013 Earnings Quality Improvement Program (EQIP)

As announced on May 1, 2013, we commenced with EQIP, which is an initiative to deliver meaningful cost savings and network optimization. The plan is estimated to generate annualized savings of approximately $80 million by the end of 2015. Savings for 2013 are expected to be minimal.

2011-2014 Integration and Optimization Program

In December 2011, we initiated a restructuring program associated with the integration of Diversey’s business following our acquisition of Diversey on October 3, 2011. This program is expected to be completed by the end of 2014. We estimate that we achieved $29 million incremental cost synergies in the three months ended March 31, 2013 related to this program. We achieved these synergies in cost of sales and selling, general and administrative expenses mostly in our F&B and I&L divisions.

Operating Profit

Management evaluates the performance of each reportable segment based on its operating profit, which is detailed in the table below.

	Three Months Ended
	March 31,		%
	2013	2012	Change
Food & Beverage	$92.8	$82.3	12.8%
As a % of Food & Beverage net sales	10.3%	9.2%
Institutional & Laundry	(8.5)	(0.7)	# %
As a % of Institutional & Laundry net sales	(1.7)%	(0.1)%
Protective Packaging	46.7	50.9	(8.3)%
As a % of Protective Packaging net sales	12.1%	13.0%
Other Category	(0.6)	(0.6)	—%
As a % of Other Category net sales	(1.2)%	(1.2)%

Total	130.4	131.9	(1.1)%
As a % of net sales	7.0%	7.1%
Costs related to the acquisition and integration of Diversey	0.4	1.8	(77.8)%
Restructuring and other (credits) charges (1)	(0.2)	47.0	# %

Total operating profit	$130.2	$83.1	56.7%

As a % of net sales	7.0%	4.5%

#	Denotes a variance greater than or equal to 100%.
(1)	Restructuring and other (credits) charges by our segment reporting structure were as follows:

	Three Months Ended
	March 31,
	2013	2012
Food & Beverage	$(1.4)	$35.7
Institutional & Laundry	(0.8)	4.9
Protective Packaging	2.0	6.2
Other Category	—	0.2

Total	$(0.2)	$47.0

Food & Beverage Operating Profit

Food & Beverage operating profit increased 13% to $93 million in the first quarter of 2013 from $82 million in the first quarter of 2012. This increase was primarily due to higher volumes, operational efficiencies and reduced expenses. Food & Beverage’s operating profit also benefitted from cost synergies associated with the 2011-2014 Integration and Optimization Program.

Institutional & Laundry Operating Loss

Institutional & Laundry’s operating loss was $9 million in the first quarter of 2013 as compared with $1 million in the first quarter of 2012. This increased operating loss was primarily due to higher SARs expense, unfavorable regional mix, and the timing of certain expenses. These negative factors were partially offset by cost synergies associated with the 2011 – 2014 Integration and Optimization Program.

Protective Packaging Operating Profit

Protective Packaging operating profit declined 8% to $47 million in the first quarter of 2013 from $51 million in the first quarter of 2012. This decrease was primarily due to unfavorable price/cost spread, partially offset by reduced expenses.

Interest Expense

Interest expense includes the stated interest rate on our outstanding debt, as well as the net impact of capitalized interest, the effects of interest rate swaps and the amortization of capitalized senior debt issuance costs, bond discounts, and terminated treasury locks.

The following table details our interest expense.

	Three Months Ended
	March 31,		2013 vs. 2012
	2013	2012	Change
Interest expense on the amount payable for the Settlement agreement	$12.0	$11.4	$0.6
Interest expense on our various debt instruments:
5.625% Senior Notes due July 2013(1)	—	5.2	(5.2)
12% Senior Notes due February 2014	3.8	3.8	—
Term Loan A due October 2016(2)	7.7	9.4	(1.7)
7.875% Senior Notes due June 2017 (1)	7.6	8.1	(0.5)
Term Loan B due October 2018(2)	9.4	17.0	(7.6)
8.125% Senior Notes due September 2019(2)	15.6	15.6	—
8.375% Senior Notes due September 2021(2)	16.0	15.9	0.1
6.875% Senior Notes due July 2033	7.7	7.7	—
6.50% Senior Notes due December 2020(1)	7.1	—	7.1
5.25% Senior Notes due April 2023(1)	0.6	—	0.6
Revolving credit facility(2)	1.0	1.0	—
Other interest expense	3.9	3.2	0.7
Less: capitalized interest	(1.6)	(1.0)	(0.6)

Total	$90.8	$97.3	$(6.5)

(1)	In November 2012, we issued $425 million of 6.50% senior notes. Substantially all of the proceeds from this offering were used to purchase the outstanding amount ($400 million) of the 5.625% Senior Notes due July 2013. In March 2013, we issued $425 million of 5.25% senior notes. Substantially all of the proceeds from this offering were used to purchase the outstanding amount ($400 million) of the 7.875% Senior Notes due July 2017. See Note 12, “Debt and Credit Facilities,” and “Loss on Debt Redemption” below for further details.
(2)	In connection with the acquisition of Diversey on October 3, 2011, we entered into a credit facility consisting of: (a) a $1.1 billion multicurrency Term Loan A Facility, (b) a $1.2 billion multicurrency Term Loan B Facility and (c) a $700 million revolving credit facility. We also issued $750 million of 8.125% Senior Notes and $750 million of 8.375% Senior Notes.

Foreign Currency Exchange Loss Related to Venezuelan Subsidiaries

In February 2013, the Venezuelan government announced a devaluation of the bolivar from an official exchange rate of 4.3 to 6.3 bolivars per U.S. dollar. Due to this devaluation, as of March 31, 2013, we remeasured our bolivar denominated monetary assets and liabilities using the official exchange rate of 6.3 bolivars per U.S. dollar. As a result, we recorded a pre-tax loss of $13 million in the three months ended March 31, 2013 due to this devaluation and other transaction losses. See “Foreign Exchange Rates,” below for further details.

Loss on Debt Redemption

In March 2013, we completed an offering of $425 million aggregate principal amount of 5.25% Senior Notes due April 2023. Substantially all of the net proceeds from these notes were used to repurchase $400 million aggregate principal amount of 7.875% Senior Notes due June 2017. The $32 million pre-tax loss on debt redemption included above consists of a 6% premium, the acceleration of the unamortized debt issuance costs associated with the repurchase of the 7.875% senior notes and certain fees.

Other Income (Expense), net

See Note 16, “Other Income (Expense), net,” for the components and details of other income (expense), net.

Income Taxes

Our loss before income taxes from continuing operations for the three months ended March 31, 2013 was more than offset by an income tax benefit of $9 million (an effective income tax benefit rate of 147%), resulting in net earnings of $3 million. Our tax benefit for the three month benefitted from earnings in jurisdictions with low tax rates and losses in jurisdictions, such as the U.S., with high tax rates, as well as the retroactive reinstatement of certain tax provisions that were recorded as discrete items during the three months ended March 31, 2013. Our core tax rate for the three month period ended March 31, 2013 was 19.4%. On January 2, 2013, the President signed the American Taxpayer Relief Act of 2012, retroactively reinstating and extending the research and development tax credit and certain foreign tax provisions from January 1, 2012 through December 31, 2013. This benefit was partially offset by an increase in certain foreign tax rates which increase our deferred tax liabilities. As a result, our income tax provision for this quarter includes a discrete tax benefit reducing our core effective tax rate to 19.4%. We continue to expect a core effective tax rate of between 25% and 26% for the year. Our final core rate for the year may be higher or lower depending on, among other factors, our mix of foreign earnings and losses.

In the first quarter of 2012, we incurred a loss before income taxes from continuing operations of $18 million. This loss was reduced by a $10 million income tax benefit (an effective tax benefit rate of 54%). Our income tax benefit for that period exceeded the statutory U.S. federal income tax rate of 35% because of losses and restructuring charges in jurisdictions, such as the U.S., with high tax rates, while we had earnings in other jurisdictions with low tax rates. We also reached favorable settlements of certain tax disputes during this period.

We anticipate earnings for the full year 2013. Therefore, our favorable mix of earnings, losses and restructuring and related charges will reduce our effective tax rate compared to the statutory U.S. federal income tax rate of 35%. Our effective tax rate may be higher or lower depending on, among other factors, our mix of foreign earnings and the amount and location of restructuring charges incurred during the year.

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

We have established valuation allowances to reduce our deferred tax assets to an amount that is more likely than not to be realized. Our ability to utilize our deferred tax assets depends in part upon our ability to generate future taxable income during the periods in which these temporary differences reverse or our ability to carry back any losses created by the deduction of these temporary differences. We expect to realize these assets over an extended period. If we are unable to generate sufficient future taxable income in the U.S. and certain foreign jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. Our tax benefit with respect to the Settlement agreement may be significantly reduced resulting in an increased tax expense if the funding of the Settlement agreement occurs later than 2013 or the price of our common stock at the time of funding of the Settlement agreement is less than $17.86 per share. These conditions could result in a significant increase in our effective tax rate and could have a material adverse effect on our consolidated results of operations in the periods in which these conditions occur. For example, a delay in funding the Settlement agreement until 2014, could require us to increase our valuation allowance, resulting in an increased tax expense of as much as $50 million in 2013. In addition, changes in statutory tax rates or other new legislation or regulation may change our deferred tax assets or liability balances, with an either favorable or unfavorable impact on our effective tax rate.

Liquidity and Capital Resources

The information in this section sets forth material changes in and updates to material information contained in the Liquidity and Capital Resources section of our MD&A set forth in Item 7 of Part II of our 2012 Annual Report on Form 10-K and should be read in conjunction with that discussion.

The discussion that follows contains descriptions of:

•	our material commitments and contingencies;

•	our principal sources of liquidity;

•	our outstanding indebtedness;

•	our historical cash flows, free cash flow and changes in working capital;

•	changes in our stockholders’ equity; and

•	our derivative financial instruments.

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

We currently expect to fund a substantial portion of this payment when it becomes due by using accumulated cash and cash equivalents with the remainder from our committed liquidity facilities. Our credit facility is available for general corporate purposes, including the payment of the amounts required upon effectiveness of the Settlement agreement. See “Principal Sources of Liquidity” below. The cash payment of $513 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. This accrued interest was $377 million at March 31, 2013 and is recorded in Settlement agreement and related accrued interest on our consolidated balance sheet. The total liability on our consolidated balance sheet was $889 million at March 31, 2013. In addition, the Settlement agreement provides for the issuance of 18 million shares of our common stock. Since the impact of issuing these shares is dilutive to our EPS, under U.S. GAAP, they are included in our diluted weighted average number of common shares outstanding in our calculation of EPS if the impact of including these shares is dilutive. See Note 17, “Net Earnings (Loss) Per Common Share,” for details of our calculation of EPS.

Tax benefits resulting from the anticipated funding of the Settlement agreement were recorded as a $406 million net deferred tax asset on our consolidated balance sheet as of March 31, 2013. This deferred tax asset reflects the cash portion of the Settlement agreement and related accrued interest and the value of the 18 million shares of our common stock at the post-split price of $17.86 per share, which was the price when the Settlement agreement was reached in 2002. We intend to carry back a significant portion of the loss resulting from our deduction under the Settlement agreement. The efficiency of any amount carried back and the benefit therefrom, as well as the benefit from the amount carried forward, may depend upon, among other factors, the year we fund the Settlement agreement. Our tax benefit may be significantly reduced resulting in an increased tax expense which could have a material adverse effect on our consolidated results of operations if we fund the Settlement agreement later than 2013 or are unable to generate sufficient U.S. taxable income. For example, a delay in funding the Settlement agreement until 2014, could require us to increase our valuation allowance, resulting in an increased tax expense of as much as $50 million in 2013. The timing of our funding, however, is subject to factors beyond our control. Other facts that will impact our tax benefit include the amount of cash we pay, our tax position and the applicable tax codes, our past and anticipated future earnings in the U.S., as well as the price or our common stock at the time we fund the Settlement agreement. Changes in statutory tax rates or other new legislation or regulation may also change our deferred tax assets or liability balances, with either favorable or unfavorable impacts on our effective tax rate.

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

As mentioned in “2013 Outlook” above, our full year 2013 diluted net earnings per common share guidance continues to exclude the payment under the Settlement agreement, as the timing is unknown. Payment under the Settlement agreement is expected to be accretive to our post-payment diluted net earnings per common share by approximately $0.13 per share annually. This amount primarily represents the accretive impact on our net earnings from ceasing to accrue any future interest on the settlement amount following the payment.

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, “Commitments and Contingencies,” under the caption “Settlement Agreement and Related Costs” is incorporated herein by reference.

Cryovac Transaction Commitments and Contingencies

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, “Commitments and Contingencies,” under the caption “Discussion of Cryovac Transaction Commitments and Contingencies” is incorporated herein by reference.

Principal Sources of Liquidity

We require cash to fund our operating expenses, capital expenditures, interest, taxes and dividend payments and to pay our debt obligations and other long-term liabilities as they come due. Our principal sources of liquidity are cash flows from operations, accumulated cash and amounts available under our existing lines of credit described below, including the credit facility, and our accounts receivable securitization programs.

We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, including all of the items mentioned above, and the cash payment under the Settlement agreement should it become payable within the next 12 months.

See Note 10, “Debt and Credit Facilities,” for further details.

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents.

	March 31, 2013	December 31, 2012
Cash and cash equivalents	$625.8	$679.6

See “Analysis of Historical Cash Flows” below.

Cash flow from operations has tended to be lower in the first quarter and higher in the fourth quarter, reflecting seasonality of sales and working capital changes, including the timing of certain annual incentive compensation payments and seasonal inventory builds.

Lines of Credit

There were no amounts outstanding under the credit facility at March 31, 2013 and December 31, 2012. See Note 10, “Debt and Credit Facilities,” for further details.

Accounts Receivable Securitization Programs

At March 31, 2013, we had $152 million available under our programs, and we did not utilize our programs in 2013. See Note 8, “Accounts Receivable Securitization Program,” for further information.

Covenants

At March 31, 2013, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 10, “Debt and Credit Facilities” and in Note 8, “Accounts Receivable Securitization Programs.”

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

Analysis of Historical Cash Flows and Free Cash Flow

The following table shows the changes in our consolidated cash flows.

	Three Months Ended March 31,
	2013	2012
Net cash used in operating activities from continuing operations	$(39.3)	$(93.2)
Net cash used in investing activities from continuing operations	(24.5)	(29.2)
Net cash used in financing activities from continuing operations	(29.0)	(61.6)

Net Cash Used in Operating Activities from Continuing Operations

2013

Net cash used in continuing operating activities in 2013 was primarily attributable to net earnings adjusted to reconcile to net cash provided by operating activities of $96 million, which primarily included adjustments for depreciation and amortization, share-based incentive compensation expenses, profit sharing expenses, loss on debt redemption and deferred taxes. Net cash provided by changes in operating assets and liabilities resulted in a net cash use of $135 million in 2013.

2012

Net cash used in continuing operating activities in 2012 was primarily attributable to net earnings adjusted to reconcile to net cash provided by operating activities of $82 million, which primarily included adjustments for depreciation and amortization, share-based incentive compensation expenses, profit sharing expenses and deferred taxes. Net cash provided by changes in operating assets and liabilities resulted in a net cash use of $175 million in 2012.

Net Cash Used in Investing Activities from Continuing Operations

2013

Net cash used in investing activities from continuing operations in 2013 primarily consisted of capital expenditures related to capacity expansions to support the growth in net sales.

2012

Net cash used in investing activities from continuing operations in 2012 primarily consisted of capital expenditures of $31 million primarily for the maintenance of property, plant and equipment, productivity improvements and capacity expansions to support the growth in net sales.

Net Cash Used in Financing Activities from Continuing Operations

2013

Net cash used in financing activities was primarily due to the following:

•	repurchase of $400 million on 7.875% Senior Notes due June 2017 for $431 million;

•	prepayment of $26 million on Term Loan A;

•	prepayment of $2 million on Term Loan B; and

•	payment of $25 million of quarterly dividends,

partially offset by issuance of $425 million of 5.25% Senior Notes due April 2023 and short term borrowings of $38 million.

2012

Net cash used in financing activities from continuing operations in 2012 was primarily due to the following:

•	the cash payment of quarterly dividends of $25 million; and

•	prepayments of our long term loan installments of $27 million.

Free Cash Flow

In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and as an indication of the strength and ability to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, it should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. Free cash flow does not represent residual cash available for discretionary expenditures, including mandatory debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. The three months ended March 31 is typically our seasonal low point for free cash flow each year. Below find details of free cash flow for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012	Change
Net cash flow used in operating activities from continuing operations	$(39.3)	$(93.2)	$53.9
Capital expenditures for property and equipment	(25.8)	(31.4)	5.6

Free cash flow	$(65.1)	$(124.6)	$59.5

Changes in Working Capital

	March 31, 2013		December 31, 2012		Decrease
Working capital (current assets less current liabilities)	$762.9		$888.8		$(125.9)
Current ratio (current assets divided by current liabilities)	1.3	x	1.4	x
Quick ratio (current assets, less inventories divided by current liabilities)	1.0	x	1.1	x

The $126 million, or 14%, decrease in working capital in the three months ended March 31, 2013 was primarily due to the classification of our 12% Senior Notes due 2014 to current portion of long-term debt from long-term debt, cash used to pay for non-current items, including $53 million of cash used for the prepayments of our term loan installments, and net cash used for investing activities.

Changes in Stockholders’ Equity

The $18 million, or 1%, decrease in stockholders’ equity in the three months ended March 31, 2013 was primarily due to dividends paid and accrued on our common stock of $25 million, partially offset by net earnings of $3 million.

Derivative Financial Instruments

Interest Rate Swaps

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps” is incorporated herein by reference.

Foreign Currency Forward Contracts

At March 31, 2013, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity.

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” is incorporated herein by reference.

For further discussion about these contracts and other financial instruments, see Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2012 Annual Report on Form 10-K. For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Part II, Item 7 of our 2012 Annual Report on Form 10-K, which information is incorporated herein by reference.

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

At March 31, 2013, we had no outstanding interest rate swaps, outstanding collars or options.

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” under the caption “Interest Rate Swaps” is incorporated herein by reference.

The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $114 million in the fair value of the total debt balance at March 31, 2013. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt. See Note 12, “Fair Value Measurements and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt.

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

For the three months ended March 31, 2013, less than 2% of our consolidated net sales and operating income were derived from our businesses in Venezuela. As of March 31, 2013, we had net assets of $46 million in Venezuela, which primarily consisted of cash and cash equivalents of $24 million. Also, as of March 31, 2013, our Venezuelan subsidiaries had a negative cumulative translation adjustment balance of $46 million.

Foreign Currency Forward Contracts

We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at March 31, 2013 would have caused us to pay approximately $36 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.

Our foreign currency forward contracts are described in Note 11, “Derivatives and Hedging Activities,” which information is incorporated herein by reference.

We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to changes in foreign exchange rates and interest rate and currency swaps related to certain financing transactions. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At March 31, 2013, we had no foreign exchange options or interest rate and currency swap agreements outstanding.

Outstanding Debt

Our outstanding debt is generally denominated in the functional currency of the borrower. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $444 million at March 31, 2013 and $429 million at December 31, 2012.

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

Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was $2 million in both the three months ended March 31, 2013 and March 31, 2012. The allowance for doubtful accounts was $27 million at March 31, 2013 and $26 million at December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, “Commitments and Contingencies,” which is incorporated herein by reference. See also Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K, as subsequently updated by our Quarterly Reports on Form 10-Q for the fiscal year ended December 31, 2012 as well as the information incorporated by reference in that item.

We are also involved in various other legal actions incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal proceedings and matters will not have a material effect on our consolidated financial condition or results of operations.

Item 1A. Risk Factors.

See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) In February 2013, we transferred 857,754 shares of our common stock, par value $0.10 per share, to our profit-sharing plan for our 2012 contribution to the plan. The issuance of such shares to the plan was not registered under the Securities Act of 1933, as amended, because such transaction did not involve an “offer” or “sale” of securities under Section 2(a)(3) of the Securities Act.

(b) Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended March 31, 2013, the average price paid per share and the maximum number of shares that may yet be purchased under our publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Share Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
Balance as of December 31, 2012				15,546,142
January 1, 2013 through January 31, 2013	—	$—	—	15,546,142
February 1, 2013 through February 28, 2012	187,714	—	—	15,546,142
March 1, 2013 through March 31, 2013	21,494	—	—	15,546,142

Total	209,208		—	15,546,142

(1)	We did not purchase any shares during the quarter ended March 31, 2013 pursuant to our publicly announced program (described below). We did acquire shares by means of (a) shares withheld from awards under our 2005 contingent stock plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan and (b) shares reacquired pursuant to the forfeiture provision of our 2005 contingent stock plan. (See table below.) We report price calculations in column (b) in the table above only for shares purchased as part of our publicly announced program, when applicable, including commissions. For shares withheld for tax withholding obligations or other legally required charges, we withhold shares at a price equal to their fair market value. We do not make payments for shares reacquired by the Company pursuant to the forfeiture provision of the 2005 contingent stock plan as those shares are simply forfeited.

Period	Shares withheld for tax obligations and charges	Average withholding price for shares in column “a”	Forfeitures under 2005 Contingent Stock Plan	Total
	(a)	(b)	(c)	(d)
January 2013	—	$—	—	—
February 2013	181,564	18.86	6,150	187,714
March 2013	21,494	—	—	21,494

Total	203,058		6,150	209,208

On August 9, 2007, we announced that our Board of Directors had approved a share repurchase program authorizing us to repurchase in the aggregate up to 20 million shares of our issued and outstanding common stock. This program has no set expiration date. This program replaced our prior share repurchase program, which we terminated at that time.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Unofficial Composite Amended and Restated Certificate of Incorporation of the Company as currently in effect. (Exhibit 3.1 to the Company’s Registration Statement on Form S-3, Registration No. 333-108544, is incorporated herein by reference.)

3.2	Amended and Restated By-Laws of the Company as currently in effect. (Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 1-12139, is incorporated herein by reference.)

4.1	Indenture, dated as of March 21, 2013, by and among Sealed Air Corporation, Guarantors party thereto and U.S. Bank National Association. (Exhibit 4.1 to the Company’s Current Report on Form 8-K, Date of Report March 21, 2013, File No. 1-12139, is incorporated herein by reference.)

4.2	Form of 5.25% senior note due 2023. (Exhibit 4.2 to the Company’s Current Report on Form 8-K, Date of Report March 21, 2013, File No. 1-12139, is incorporated herein by reference.)

4.3	Supplemental Indenture, dated as of March 20, 2013, by and among Sealed Air Corporation, Guarantors party thereto and U.S. Bank National Association. (Exhibit 4.3 to the Company’s Current Report on Form 8-K, Date of Report March 21, 2013, File No. 1-12139, is incorporated herein by reference.)

10.1	Form of Sealed Air Corporation Performance Share Units Award Grant 2013-2015.*

10.2	Employment Agreement, dated December 1, 2010, between Yagmur Sagnak and the Company.*

31.1	Certification of Jerome A. Peribere pursuant to Rule 13a-14(a), dated May 8, 2013.

31.2	Certification of Carol P. Lowe pursuant to Rule 13a-14(a), dated May 8, 2013.

32	Certification of Jerome A. Peribere and Carol P. Lowe, pursuant to 18 U.S.C. § 1350, dated May 8, 2013.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

*	Compensatory plan or arrangement of management required to be filed as an exhibit to this report on Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: May 8, 2013	By:	/s/ William G. Stiehl
William G. Stiehl
Controller (Duly Authorized Executive Officer and Principal Accounting Officer)