Form 10-Q
period 2013-06-30
SEALED AIR CORP/DE
filed 2013-08-07
CIK 1012100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There were 195,892,851 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of July 31, 2013.

SEALED AIR CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

Cautionary Notice Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, consolidated financial condition and results of operations. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking statements so that investors can better understand a company’s future prospects and make informed investment decisions. Some of our statements in this report, in documents incorporated by reference into this report and in our future oral and written statements may be forward-looking. These statements reflect our beliefs and expectations as to future events and trends affecting our business, our consolidated financial condition and results of operations. These forward-looking statements are based upon our current expectations concerning future events and discuss, among other things, anticipated future financial performance and future business plans. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Forward-looking statements can be identified by such words as “anticipates,” “believes,” “plan,” “assumes,” “could,” “should,” “estimates,” “expects,” “intends,” “potential,” “seek,” “predict,” “may,” “will” and similar expressions. Examples of these forward-looking statements include projections regarding our 2013 outlook and other projections relating to our financial performance in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

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

In our “Net Sales by Geographic Region,” “Components of Change in Net Sales by Segment Reporting Structure” and in some of the discussions and tables that follow, we exclude the impact of foreign currency translation when presenting net sales information, which we define as “constant dollar,” or “organic.” Changes in net sales excluding the impact of foreign currency translation are non-U.S. GAAP financial measures. As a worldwide business, it is important that we take into account the effects of foreign currency translation when we view our results and plan our strategies. Nonetheless, we cannot control changes in foreign currency exchange rates. Consequently, when our management looks at our financial results to measure the core performance of our business, we exclude the impact of foreign currency translation by translating our current period results at prior period foreign currency exchange rates. We also may exclude the impact of foreign currency translation when making incentive compensation determinations. As a result, our management believes that these presentations are useful internally and may be useful to investors.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$640.1	$679.6
Receivables, net of allowance for doubtful accounts of $29.4 in 2013 and $25.9 in 2012	1,373.4	1,326.0
Inventories	819.4	736.4
Deferred tax assets	384.4	393.0
Prepaid expenses and other current assets	114.9	87.4

Total current assets	3,332.2	3,222.4
Property and equipment, net	1,140.1	1,212.8
Goodwill	3,133.6	3,191.4
Intangible assets, net	1,059.8	1,139.7
Non-current deferred tax assets	153.2	150.3
Other assets, net	400.5	415.1

Total assets	$9,219.4	$9,331.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$76.3	$39.2
Current portion of long-term debt	153.6	1.8
Accounts payable	557.5	483.8
Deferred tax liabilities	20.7	10.3
Settlement agreement and related accrued interest	901.0	876.9
Accrued restructuring costs	57.1	72.4
Other current liabilities	798.5	849.2

Total current liabilities	2,564.7	2,333.6
Long-term debt, less current portion	4,351.7	4,540.8
Non-current deferred tax liabilities	309.6	367.0
Other liabilities	620.1	646.0

Total liabilities	7,846.1	7,887.4

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2013 and 2012	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 205,324,264 in 2013 and 204,660,621 in 2012; shares outstanding; 195,847,923 in 2013 and 194,557,669 in 2012	20.7	20.6
Common stock reserved for issuance related to Settlement agreement, $0.10 par value per share, 18,000,000 shares in 2013 and 2012	1.8	1.8
Additional paid-in capital	1,688.8	1,684.9
Retained earnings	262.4	254.8
Common stock in treasury, 9,476,341 shares in 2013 and 10,102,952 shares in 2012	(327.6)	(353.4)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(136.3)	(142.3)
Cumulative translation adjustment	(141.2)	(24.1)
Unrealized gain on derivative instruments	4.8	1.5

Total accumulated other comprehensive loss, net of taxes	(272.7)	(164.9)

Total parent company stockholders’ equity	1,373.4	1,443.8
Noncontrolling interests	(0.1)	0.5

Total stockholders’ equity	1,373.3	1,444.3

Total liabilities and stockholders’ equity	$9,219.4	$9,331.7

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$1,961.5	$1,924.6	$3,814.3	$3,770.0
Cost of sales	1,296.4	1,296.3	2,531.2	2,520.6

Gross profit	665.1	628.3	1,283.1	1,249.4
Selling, general and administrative expenses	452.4	467.2	889.8	911.9
Amortization expense of intangible assets acquired	31.7	33.8	63.9	66.5
Stock appreciation rights expense (income)	0.1	(9.1)	18.1	2.7
Costs related to the acquisition and integration of Diversey	0.1	1.7	0.5	3.5
Restructuring and other charges	11.9	26.3	11.7	73.3

Operating profit	168.9	108.4	299.1	191.5
Interest expense	(89.7)	(97.3)	(180.5)	(194.6)
Impairment of equity method investment	—	(23.5)	—	(23.5)
Foreign currency exchange losses related to Venezuelan subsidiaries	(0.5)	(0.1)	(13.6)	(0.2)
Loss on debt redemption	(0.1)	—	(32.4)	—
Other expense, net	(3.4)	(5.7)	(3.2)	(9.6)

Earnings (loss) from continuing operations before income tax provision (benefit)	75.2	(18.2)	69.4	(36.4)
Income tax provision (benefit)	18.9	2.5	10.4	(7.4)

Net earnings (loss) from continuing operations	56.3	(20.7)	59.0	(29.0)
Net earnings from discontinued operations	—	7.0	—	9.4

Net earnings (loss) available to common stockholders	$56.3	$(13.7)	$59.0	$(19.6)

Net earnings (loss) per common share:
Basic:
Continuing operations	$0.29	$(0.11)	$0.30	$(0.15)
Discontinued operations	—	0.04	—	0.05

Net earnings (loss) per common share—basic	$0.29	$(0.07)	$0.30	$(0.10)

Diluted:
Continuing operations	$0.26	$(0.11)	$0.28	$(0.15)
Discontinued operations	—	0.04	—	0.05

Net earnings (loss) per common share—diluted	$0.26	$(0.07)	$0.28	$(0.10)

Dividends per common share	$0.13	$0.13	$0.26	$0.26

Weighted average number of common shares outstanding:
Basic	194.8	193.0	194.3	192.4

Diluted	213.6	193.0	213.2	192.4

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net earnings (loss) available to common stockholders	$56.3	$(13.7)	$59.0	$(19.6)
Other comprehensive loss, net of taxes:
Recognition of deferred pension items, net of taxes of $0.2 for the three months ended June 30, 2013, $0.6 for the three months ended June 30, 2012, $1.7 for the six months ended June 30, 2013 and $2.1 for the six months ended June 30, 2012	0.9	2.9	6.0	3.1
Unrealized gains (losses) on derivative instruments, net of taxes of $1.0 for the three months ended June 30, 2013, $1.3 for the six months ended June 30, 2013 and $0.1 for the six months ended June 30, 2012	3.2	—	3.3	(0.2)
Foreign currency translation adjustments	(95.2)	(149.5)	(117.1)	(41.7)

Comprehensive loss, net of taxes	$(34.8)	$(160.3)	$(48.8)	$(58.4)

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2013	2012
Net earnings (loss) available to common stockholders from continuing operations	$59.0	$(29.0)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	148.2	155.2
Share-based incentive compensation	14.9	10.5
Profit sharing expense	19.9	9.6
Costs related to the acquisition and integration of Diversey	0.5	3.5
Amortization of senior debt related items and other	9.8	11.0
Loss on debt redemption	32.4	—
Impairment of equity method investment	—	25.8
Provisions for bad debt	6.5	3.2
Provisions for inventory obsolescence	4.0	8.2
Deferred taxes, net	(42.4)	(31.6)
Excess tax benefit from share-based incentive compensation	—	(0.9)
Net gain on disposals of property and equipment and other	(0.7)	(0.3)
Changes in operating assets and liabilities:
Trade receivables, net	(76.6)	(31.4)
Inventories	(114.7)	(97.5)
Other assets	(62.9)	(56.7)
Accounts payable	88.6	9.9
Other liabilities	(24.1)	(51.2)

Net cash provided by (used in) operating activities from continuing operations	62.4	(61.7)

Cash flows from investing activities from continuing operations:
Capital expenditures for property and equipment	(51.2)	(66.4)
Proceeds from sales of property and equipment	7.2	0.6
Other investing activities	0.3	(1.7)

Net cash used in investing activities from continuing operations	(43.7)	(67.5)

Cash flows from financing activities from continuing operations:
Net proceeds from short-term borrowings	41.7	17.1
Payments of long-term debt	(455.6)	(58.8)
Proceeds from long-term debt	425.0	—
Dividends paid on common stock	(50.9)	(50.4)
Acquisition of common stock for tax withholding obligations under our 2005 contingent stock plan	(3.9)	(9.3)
Payments of debt issuance costs	(7.7)	—
Payments for debt extinguishment costs	(26.2)	—
Excess tax benefit from share-based incentive compensation	—	0.9

Net cash used in financing activities from continuing operations	(77.6)	(100.5)

Effect of foreign currency exchange rate changes on cash and cash equivalents	19.4	12.6

Net change in cash and cash equivalents from continuing operations	(39.5)	(217.1)

Net cash provided by operating activities from discontinued operations	—	9.2
Net cash used in investing activities from discontinued operations	—	(1.4)
Net cash used in financing activities from discontinued operations	—	(3.1)

Net change in cash and cash equivalents from discontinued operations	—	4.7

Cash and cash equivalents:
Balance, beginning of period	679.6	703.6
Net change during the period	(39.5)	(212.4)

Balance, end of period	$640.1	$491.2

Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$141.6	$155.7

Income tax payments	$57.7	$61.7

Restructuring payments	$34.7	$40.3

Stock appreciation rights payments	$27.8	$22.4

Non-cash items:
Transfers of shares of our common stock from treasury as part of our 2012 and 2011 profit-sharing plan contributions	$18.7	$18.6

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts are in millions, except per share data)

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

Basis of Presentation

Our condensed consolidated financial statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our condensed consolidated balance sheet as of June 30, 2013 and our condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 have been made. The results set forth in our condensed consolidated statements of operations for the three and six months ended June 30, 2013 and in our condensed consolidated statements of cash flows for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. All amounts are in millions, except per share amounts, and approximate due to rounding. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, had no impact on our consolidated financial condition, results of operations and cash flows.

During the first quarter of 2013, we identified a misclassification in our December 31, 2012 consolidated balance sheet included in our 2012 Annual Report on Form 10-K. This misclassification, which has been corrected on our December 31, 2012 condensed consolidated balance sheet included in this Form 10-Q, decreased our non-current deferred tax assets and non-current deferred tax liabilities by $105.5 million, decreasing our non-current deferred tax assets from $255.8 million to $150.3 million and decreasing our non-current deferred tax liabilities from $472.5 million to $367.0 million. This misclassification had no impact on our net deferred tax asset balance as of December 31, 2012 and it did not impact our consolidated statements of operations or cash flows. Accordingly, we do not consider this correction to be material to our consolidated financial condition or results of operations.

Our condensed consolidated financial statements were prepared in accordance with the interim reporting requirements of the SEC. As permitted under those rules, annual footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

We are responsible for the unaudited condensed consolidated financial statements and notes included in this report. As these are condensed financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our 2012 Annual Report on Form 10-K and with the information contained in other publicly-available filings with the SEC.

In November 2012, we completed the sale of Diversey G.K. (“Diversey Japan”) (an indirect subsidiary of Sealed Air). The operating results for Diversey Japan were reclassified to discontinued operations, net of tax, on the consolidated statements of operations for the three and six months ended June 30, 2012. Prior year disclosures in the condensed consolidated statement of cash flows and the notes to condensed consolidated financial statements have been revised accordingly. See Note 3, “Divestiture”.

(2) Recently Issued Accounting Standards

Adopted in 2013

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-04, Technical Corrections and Improvement, which makes certain technical corrections (i.e., relatively minor corrections and clarifications) and “conforming fair value amendments”. The amendments affect various codification topics and apply to all reporting entities within the scope of those topics. This standard becomes effective for us upon issuance, except for amendments that are subject to transition guidance, which was effective for fiscal periods beginning after December 15, 2012. The adoption of this standard did not have any material effect on our consolidated financial condition or results of operations.

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, a company is required to present either on the statement of operations or in the notes significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The disclosure requirements are effective for annual reporting periods beginning after December 15, 2012, prospectively. We have included footnote disclosures for the three months and six months ended June 30, 2013. See Note 11, “Derivatives and Hedging Activities and Note 15, “Stockholders’ Equity” for further details. The adoption of this standard did not have any material effect on our consolidated financial condition or results of operations as they are disclosure requirements only.

Pending in 2013

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This standard update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This standard becomes effective for fiscal years and interim periods within those years beginning after December 15, 2013. This standard update is required to be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements that existed at the beginning of the fiscal year of adoption. We are currently evaluating the impact of this standard update on our consolidated financial statements.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists. This standard update provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This standard update becomes effective for fiscal years and interim periods within those years beginning after December 15, 2013. The amendment should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We are currently evaluating the impact of this standard update on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. This standard update permits companies to use the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the U.S. government (UST) and London Interbank Offered Rate. This amendment also removes the restriction on using different benchmark rates for similar hedges. This amendment is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We are currently evaluating the impact of this standard update on our consolidated financial statements.

(3) Divestiture

In November 2012, we completed the sale of Diversey Japan to an investment vehicle of The Carlyle Group (“Carlyle”) for gross proceeds of $323 million, including certain purchase price adjustments. After transaction costs of $10 million, we used substantially of all the net proceeds of $313 million to prepay a portion of our term loans outstanding under our senior secured credit facilities in 2012. We recorded a pre-tax gain on the sale of $211 million ($179 million, net of tax) which was included in discontinued operations in the consolidated statement of operations for the year ended December 31, 2012.

Diversey Japan was acquired as part of the acquisition of Diversey Holdings, Inc. and its subsidiaries, (“Diversey”) on October 3, 2011. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of the Diversey Japan business are presented as discontinued operations, net of tax, in the condensed consolidated statements of operations and condensed consolidated statements of cash flows and all related disclosures and, as such, have been excluded from both continuing operations and segment results for the three and six months ended June 30, 2012 presented.

Summary operating results for this discontinued operation were as follows:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Net sales	$79.8	$152.0

Operating profit	$11.5	$16.0

Earnings before income tax provision	$11.5	$15.4
Income tax provision	4.5	6.0

Net earnings from discontinued operations, net of tax	$7.0	$9.4

In connection with the sale, we entered into several agreements. While those agreements are expected to generate future revenues and cash flows for us, the estimated amounts and our continuing involvement in operations in Japan are not expected to be significant to our consolidated financial condition or results of operations.

(4) Segments

During the fourth quarter of 2012, we began to operate under three new business divisions for our segment reporting structure. This new structure replaced our legacy seven business unit structure. Our new segment reporting structure, which we also refer to as “divisions”, reflects the way management now makes operating decisions and manages the growth and profitability of the business. It also corresponds with management’s current approach of allocating resources and assessing the performance of our segments. We report our segment information in accordance with the provision of FASB ASU Topic 280, “Segment Reporting.” The changes to our segment structure have no effect on the historical consolidated results of operations of the Company. Prior period segment results have been revised to the new segment presentation.

The following table shows net sales, depreciation and amortization and operating profit by our segment reporting structure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales
Food & Beverage	$946.5	$922.6	$1,849.0	$1,817.7
Institutional & Laundry	569.8	560.5	1,082.7	1,070.7
Protective Packaging	394.3	390.8	780.9	782.1
Other Category	50.9	50.7	101.7	99.5

Total	$1,961.5	$1,924.6	$3,814.3	$3,770.0

Depreciation and amortization(1)
Food & Beverage	$32.3	$36.5	$66.0	$77.9
Institutional & Laundry	32.5	32.4	66.3	63.1
Protective Packaging	10.2	9.5	20.4	19.2
Other Category	7.6	2.8	10.4	5.5

Total	$82.6	$81.2	$163.1	$165.7

Operating profit
Food & Beverage	$103.7	$69.8	$196.5	$152.1
Institutional & Laundry	37.2	20.9	28.7	20.2
Protective Packaging	44.0	46.7	90.7	97.6
Other Category	(4.0)	(1.0)	(4.6)	(1.6)

Total segments and other	180.9	136.4	311.3	268.3
Costs related to the acquisition and integration of Diversey	0.1	1.7	0.5	3.5
Restructuring and other charges(2)	11.9	26.3	11.7	73.3

Total	$168.9	$108.4	$299.1	$191.5

(1)	Includes depreciation and amortization of $75.4 million in the three months ended June 30, 2013, $75.3 million in the three months ended June 30, 2012, $148.2 million in the six months ended June 30, 2013 and $155.2 million in the six months ended June 30, 2012, and amortization of share-based incentive compensation expense of $7.2 million in the three months ended June 30, 2013, $5.9 million in the three months ended June 30, 2012, $14.9 million in the six months ended June 30, 2013 and $10.5 million in the six months ended June 30, 2012.
(2)	Restructuring and other charges by our segment reporting structure were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Food & Beverage	$4.9	$20.0	$2.7	$55.7
Institutional & Laundry	5.7	2.7	4.9	7.6
Protective Packaging	1.2	3.4	4.0	9.6
Other Category	0.1	0.2	0.1	0.4

Total	$11.9	$26.3	11.7	$73.3

The restructuring and other charges in 2013 primarily relate to our previously announced 2013 Earnings Quality Improvement Program (EQIP). See Note 9, “Restructuring Activities.”

Allocation of Goodwill to Reportable Segments

Our management views goodwill and identifiable intangible assets as a corporate asset, so we do not allocate their balances to the reportable segments. However, we are required to allocate their balances to each reporting unit to perform our annual impairment review of goodwill. See Note 7, “Goodwill and Identifiable Intangible Assets,” for the allocation of goodwill and the changes in goodwill in the six months ended June 30, 2013 by our reporting unit structure.

(5) Inventories

The following table details our inventories and the reduction of certain inventories to a LIFO basis:

	June 30, 2013	December 31, 2012
Inventories (at FIFO, which approximates replacement value):
Raw materials	$139.3	$128.4
Work in process	132.3	117.0
Finished goods	597.4	542.4

Subtotal (at FIFO)	869.0	787.8
Reduction of certain inventories to LIFO basis	(49.6)	(51.4)

Total	$819.4	$736.4

We determine the value of some of our non-equipment U.S. inventories by the last-in, first-out, or LIFO, inventory method. U.S. inventories determined by the LIFO method were $137 million at June 30, 2013 and $104 million at December 31, 2012.

(6) Property and Equipment, net

The following table details our property and equipment, net:

	June 30,	December 31,
	2013	2012
Land and improvements	$136.2	$142.5
Buildings	724.7	715.4
Machinery and equipment	2,483.2	2,548.9
Other property and equipment	172.6	154.2
Construction-in-progress	76.5	85.7

	3,593.2	3,646.7
Accumulated depreciation and amortization	(2,453.1)	(2,433.9)

Property and equipment, net	$1,140.1	$1,212.8

The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest cost capitalized	$1.3	$1.2	$2.7	$2.2

Depreciation and amortization expense for property and equipment	$43.7	$41.5	$84.3	$88.7

(7) Goodwill and Identifiable Intangible Assets

Goodwill

The following table shows our goodwill balances by our new segment reporting structure. We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. As of June 30, 2013, we did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

	Gross Carrying Value at December 31, 2012	Accumulated Impairment	Carrying Value at December 31, 2012	Impact of Foreign Currency Translation Six Months Ended June 30, 2013	Gross Carrying Value at June 30, 2013	Accumulated Impairment	Carrying Value at June 30, 2013
Food & Beverage	$837.7	$(208.0)	$629.7	$(15.9)	$821.8	$(208.0)	$613.8
Institutional & Laundry	2,026.1	(883.0)	1,143.1	(40.5)	1,985.6	(883.0)	1,102.6
Protective Packaging	1,372.7	—	1,372.7	(0.4)	1,372.3	—	1,372.3
Other category	45.9	—	45.9	(1.0)	44.9	—	44.9

Total	$4,282.4	$(1,091.0)	$3,191.4	$(57.8)	$4,224.6	$(1,091.0)	$3,133.6

Identifiable Intangible Assets

The following tables summarize our identifiable intangible assets with definite and indefinite useful lives. As of June 30, 2013, there were no impairment indicators present.

	June 30, 2013				December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net
Customer relationships	$958.8	$(146.6)	(148.9)	$663.3	$978.1	$(112.7)	$(148.9)	$716.5
Trademarks and trade names	881.9	(0.5)	(630.2)	251.2	882.3	(0.9)	(630.2)	251.2
Technology	244.3	(102.8)	(22.2)	119.3	243.5	(79.1)	(22.2)	142.2
Contracts	44.4	(18.4)	—	26.0	44.6	(14.8)	—	29.8

Total	$2,129.4	$(268.3)	$(801.3)	$1,059.8	$2,148.5	$(207.5)	$(801.3)	$1,139.7

We have determined that substantially all of the trademarks and trade names had indefinite useful lives as of June 30, 2013.

The following table shows the remaining estimated future amortization expense at June 30, 2013:

2013	$54.6
2014	109.7
2015	84.0
2016	81.7
2017	78.7
Thereafter	400.0

Total	$808.7

(8) Accounts Receivable Securitization Programs

U.S. Accounts Receivables Securitization Program

We and a group of our U.S. subsidiaries maintain an accounts receivable securitization program with two banks and issuers of commercial paper administered by these banks. As of June 30, 2013, the maximum purchase limit for receivable interests was $125 million, subject to the availability limits described below.

The amounts available from time to time under this program may be less than $125 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. During the first half of 2013, the level of eligible assets available under the program was lower than $125 million primarily due to our current credit ratings. As a result, the amount available to us under the program was $113 million at June 30, 2013. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.

This program is scheduled to expire in September 2013. We intend to extend this program prior to the expiration date.

European Accounts Receivables Securitization Program

In February 2013, we entered into a European accounts receivable securitization program and purchase agreement with Sealed Air Securitization Limited, a special purpose vehicle, or SPV, two banks and a group of our European subsidiaries and in the second quarter of 2013, we added two additional subsidiaries into the program. The maximum purchase limit for receivable interests was €95 million, ($124 million equivalent at June 30, 2013) subject to availability limits, and the program is scheduled to expire in February 2014. The terms and provisions of this program are similar to our U.S. program. As of June 30, 2013, the amount available under this program was €71 million ($93 million equivalent).

As of June 30, 2013 and December 31, 2012, we had no amounts outstanding under either the U.S. or European program, and we did not utilize these programs during 2013. Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at June 30, 2013 and December 31, 2012, as applicable.

(9) Restructuring Activities

2013 Earnings Quality Improvement Program (EQIP)

In May 2013, we announced the commencement of EQIP, which is an initiative to deliver meaningful cost savings and network optimization. The costs associated with this plan consist primarily of (i) a reduction in headcount (expected to be approximately 400-500 employees) and other costs associated with divisional realignment and connected profitability improvement programs, including severance and termination benefits for employees, expected to be approximately $90 million to $95 million, (ii) costs associated with incremental supply chain network optimization projects, including facility relocation and closures, expected to be approximately $85 million to $95 million, and (iii) other costs associated with the plan, currently estimated to be approximately $5 million to $10 million. These amounts are preliminary estimates based on the information currently available to management. The plan is expected to be completed by the end of 2015. We currently estimate that we will incur total costs of approximately $180 million to $200 million in connection with implementation of this plan, including capital expenditures of approximately $55 million to $70 million. The above amounts include expected cash payments of $65 million in 2013.

The associated costs and related restructuring charges for EQIP in the three and six months ended June 30, 2013 are included in the table below:

Three and Six Months Ended
June 30,2013
Associated costs	$1.8
Restructuring charges	16.7

Total	$18.5

The restructuring charges included in the table above primarily consist of termination and benefit costs.

The restructuring accrual, spending and other activity for the six months ended June 30, 2013 and the accrual balance remaining at June 30, 2013 related to this program were as follows:

EQIP restructuring accrual at December 31, 2012	$—
Accrual and accrual adjustments	16.7
Cash payments during 2013	(1.9)
Effect of changes in foreign currency exchange rates	(0.3)

EQIP restructuring accrual at June 30, 2013	$14.5

We expect to pay $13 million of the accrual balance remaining at June 30, 2013 within the next twelve months. This amount is included in accrued restructuring costs on the condensed consolidated balance sheet at June 30, 2013. The majority of the remaining accrual of $2 million is expected to be paid in 2014 with minimal amounts to be paid out in 2015. This amount is included in other liabilities on our condensed consolidated balance sheet at June 30, 2013.

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

The associated costs and related restructuring charges for IOP in the three and six months ended June 30, 2013 and 2012 are included in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Associated costs	$3.2	$1.6	$8.5	$7.4
Restructuring charges	(4.8)	27.1	(5.0)	74.4

Total	$(1.6)	$28.7	$3.5	$81.8

The associated costs in the table above primarily consist of consulting fees included in selling, general and administrative expenses on the condensed consolidated statements of operations for the three and six months ended June 30, 2013. The associated costs for the six months ended June 30, 2012 include asset impairment charges of $5 million related to a facility closure in the U.S., included in cost of sales in our Food & Beverage segment.

The restructuring charges included in the table above primarily consist of termination and benefits costs, including cash-settled stock appreciation rights that were previously issued to Diversey employees as a portion of the total consideration for the acquisition of Diversey of $1 million for the three and six months ended June 30, 2013. This compares to $1 million for the three months ended June 30, 2012 and $8 million for the six months ended June 30, 2012. See Note 15, “Stockholders’ Equity,” for further details of these awards. These charges were included in restructuring and other charges on our condensed consolidated statements of operations.

The restructuring accrual, spending and other activity for the six months ended June 30, 2013 and the accrual balance remaining at June 30, 2013 related to this program were as follows:

IOP restructuring accrual at December 31, 2012	$88.2
Revision to accrual	(7.7)
Additional accrual	2.7
Cash payments during 2013	(32.8)
Effect of changes in foreign currency exchange rates	(1.9)

IOP restructuring accrual at June 30, 2013	$48.5

Cumulative cash payments made in connection with this program through June 30, 2013 were $143 million. We expect to pay $43 million of the accrual balance remaining at June 30, 2013 within the next twelve months. This amount is included in accrued restructuring costs on the condensed consolidated balance sheet at June 30, 2013. The majority of the remaining accrual of $6 million is expected to be paid in 2014 with minimal amounts to be paid out in 2015. This amount is included in other liabilities on our condensed consolidated balance sheet at June 30, 2013.

(10) Debt and Credit Facilities

Our total debt outstanding consisted of the amounts included in the table below.

	June 30, 2013	December 31, 2012
Short-term borrowings	$76.3	$39.2
Current portion of long-term debt(1)	153.6	1.8

Total current debt	229.9	41.0

5.25% Senior Notes due April 2023	425.0	—
12% Senior Notes due February 2014(1)	—	153.4
Term Loan A Facility due October 2016, less unamortized lender fees of $12.0 in 2013 and $15.4 in 2012(2)	783.5	843.9
7.875% Senior Notes due June 2017, less unamortized discount of $5.5 in 2012(3)	—	394.5
Term Loan B Facility due October 2018, less unamortized lender fees of $9.7 in 2013 and $10.7 in 2012, and unamortized discount of $14.2 in 2013 and $15.6 in 2012 (2)	766.5	771.6
8.125% Senior Notes due September 2019	750.0	750.0
6.50% Senior Notes due December 2020	425.0	425.0
8.375% Senior Notes due September 2021	750.0	750.0
6.875% Senior Notes due July 2033, less unamortized discount of $1.4 in 2013 and 2012	448.6	448.6
Other	3.1	3.8

Total long-term debt, less current portion	4,351.7	4,540.8

Total debt(4)	$4,581.6	$4,581.8

(1)	These notes were reclassified to current portion of long-term debt as of June 30, 2013.
(2)	In the six months ended June 30, 2013, we prepaid a portion of our 2014 Term Loan A ($51 million) and Term Loan B ($4 million) installments.
(3)	During 2013, we purchased all of our outstanding $400 million 7.875% Senior Notes due 2017. See below for further discussion.
(4)	The weighted average interest rate on our outstanding debt was 6.2% as of June 30, 2013 and 6.4% as of December 31, 2012.

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

The 5.25% Senior Notes will mature on April 1, 2023 and interest is payable on April 1 and October 1 of each year, commencing October 1, 2013.

Lines of Credit

The following table summarizes our available lines of credit and committed and uncommitted lines of credit, including our senior secured credit facility, and the amounts available under our accounts receivable securitization programs. We are not subject to any material compensating balance requirements in connection with our lines of credit.

	June 30, 2013	December 31, 2012
Used lines of credit	$76.3	$39.2
Unused lines of credit(1)	948.9	989.5

Total available lines of credit	$1,025.2	$1,028.7

Available lines of credit — committed(1)	$700.5	$700.5
Available lines of credit — uncommitted	324.7	328.2

Total available lines of credit	$1,025.2	$1,028.7

Accounts receivable securitization program — committed(2)	$206.0	$112.0

(1)	Includes a $700 million revolving senior secured credit facility that expires October 2016.
(2)	See Note 8, “Accounts Receivable Securitization Programs,” for further details.

Other Lines of Credit

Substantially all our short-term borrowings of $76 million at June 30, 2013 and $39 million at December 31, 2012 were outstanding under lines of credit available to several of our foreign subsidiaries. The following table details our other lines of credit.

	June 30, 2013	December 31, 2012
Available lines of credit	$325.2	$328.3
Unused lines of credit	248.9	289.0
Weighted average interest rate	12.7%	10.2%

Covenants

Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. Additionally, the senior secured credit facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the credit facility). We were in compliance with the above financial covenants and limitations at June 30, 2013.

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

Foreign Currency Forward Contracts Designated as Cash Flow Hedges

The primary purposes of our cash flow hedging activities are to manage the potential changes in value associated with the amounts receivable or payable on equipment and raw material purchases that are denominated in foreign currencies in order to minimize the impact of the changes in foreign currencies. We record gains and losses on foreign currency forward contracts qualifying as cash flow hedges in other comprehensive income (loss) to the extent that these hedges are effective and until we recognize the underlying transactions in net earnings, at which time we recognize these gains and losses in other expense, net, on our condensed consolidated statements of operations.

Net unrealized after tax gains (losses) related to these contracts that were included in other comprehensive loss for the three and six months ended June 30, 2013 and 2012 and any amounts reclassified to the consolidated statements of operations were not material. The unrealized amounts in other comprehensive income (loss) will fluctuate based on changes in the fair value of open contracts during each reporting period.

Foreign Currency Forward Contracts Not Designated as Hedges

Our subsidiaries have foreign currency exchange exposure from buying and selling in currencies other than their functional currencies. The primary purposes of our foreign currency hedging activities are to manage the potential changes in value associated with the amounts receivable or payable on transactions denominated in foreign currencies and to minimize the impact of the changes in foreign currencies related to foreign currency denominated interest-bearing intercompany loans and receivables and payables. The changes in fair value of these derivative contracts are recognized in other expense, net, on our condensed consolidated statements of operations and are substantially offset by the remeasurement of the underlying foreign currency denominated items indicated above. These contracts predominantly have original maturities of less than 12 months.

Other Derivative Instruments

We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to foreign exchange rates and interest rate and currency swaps related to access to international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At June 30, 2013 and December 31, 2012, we had no foreign exchange options or interest rate and currency swap agreements outstanding.

See Note 12, “Fair Value Measurements and Other Financial Instruments,” for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments.

Fair Value of Derivative Instruments

The following table details the fair value of our derivative instruments included on our condensed consolidated balance sheets.

	Fair Value of Asset		Fair Value of (Liability)
	Derivatives (1)		Derivatives (1)
	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012
Derivatives designated as hedging instruments:
Foreign currency forward contracts (cash flow hedges)	$4.7	$0.5	$(0.3)	$(0.8)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	26.2	4.9	(11.4)	(29.6)

Total	$30.9	$5.4	$(11.7)	$(30.4)

(1)	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the condensed consolidated balance sheets.

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

	Amount of Gain (Loss) Recognized in Earnings on Derivatives(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$0.3	$—	$0.4
Foreign currency forward contracts	0.5	0.1	0.2	(0.1)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	3.6	(3.0)	(16.2)	(5.6)

Total	$4.1	$(2.6)	$(16.0)	$(5.3)

(1)

Amounts recognized on the foreign currency forward contracts were included in other expense, net. Amounts recognized on the interest rate swaps were included in interest expense in the condensed consolidated statements of operations.

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

The following table details the fair value hierarchy of our financial instruments.

June 30, 2013	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$327.7	$—	$327.7	$	—
Derivative financial instruments net asset:
Foreign currency forward contracts	$19.2	$—	$19.2	$	—

December 31, 2012	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$210.0	$—	$210.0	$	—
Derivative financial instruments net liability:
Foreign currency forward contracts	$25.0	$—	$25.0	$	—

Cash Equivalents

Our cash equivalents at June 30, 2013 and December 31, 2012 consisted of commercial paper and time deposits (fair value determined using Level 2 inputs). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

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

The table below shows the carrying amounts and estimated fair values of our total debt:

	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
12% Senior Notes due February 2014	$151.9	$160.0	$153.4	$172.0
Term Loan A Facility due October 2016(1)	783.5	783.5	843.9	843.9
7.875% Senior Notes due June 2017	—	—	394.5	424.8
Term Loan B Facility due October 2018(1)	766.5	766.5	771.6	771.6
8.125% Senior Notes due September 2019	750.0	830.2	750.0	846.8
6.50% Senior Notes due December 2020	425.0	449.3	425.0	463.1
8.375% Senior Notes due September 2021	750.0	843.0	750.0	858.5
5.25% Senior Notes due April 2023	425.0	410.0	—	—
6.875% Senior Notes due July 2033	448.6	429.2	448.6	421.7
Other foreign loans	80.5	80.3	44.2	44.0
Other domestic loans	0.6	0.5	0.6	0.6

Total debt	$4,581.6	$4,752.5	$4,581.8	$4,847.0

(1)	Includes borrowings denominated in currencies other than U.S. dollars.

As of June 30, 2013, we did not have any non–financial assets and liabilities that were carried at fair value on a recurring basis in the condensed consolidated financial statements or for which a fair value measurement was required. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are inventories, net property and equipment, goodwill, intangible assets, and asset retirement obligations.

(13) Income Taxes

Effective Income Tax Rate and Income Tax Provision

Our effective income rate from continuing operations was 25.1% for the three months ended June 30, 2013 and 15.0% for the six months ended June 30, 2013. Our effective income tax rate for both the three and six months ended June 30, 2013 benefited from a favorable earnings mix, with earnings in jurisdictions with low tax rates and losses in jurisdictions, including the U.S. for the six month period, with high tax rates. We also benefited from a favorable settlement of a tax dispute in the three months ended June 30, 2013. The favorable factors were partially offset by losses in jurisdictions where we did not have any tax benefit due to the applicable tax rate or valuation allowances. The effective income tax rate for the six months ended June 30, 2013 benefited from a retroactive reinstatement of certain tax provisions that were recorded as discrete items during the three months ended March 31, 2013. On January 2, 2013, the President signed the American Taxpayer Relief Act of 2012, retroactively reinstating and extending the research and development tax credit and certain foreign tax provisions from January 1, 2012 through December 31, 2013. This favorable factor for the six month period was partially offset by an increase in certain foreign tax rates, which increased our deferred tax liabilities.

We incurred losses from continuing operations during the three month and six month periods ended June 30, 2012. Our loss before income taxes from continuing operations for the three months ended June 30, 2012 was increased by an income tax provision of $3 million. Our loss before income taxes for the six months ended June 30, 2012 was reduced by an income tax benefit of $7 million (an effective income tax benefit rate of 20.3%). The tax provision (benefit) for the three and six month periods resulted from restructuring efforts, including both taxes incurred with respect to restructuring and restructuring expenses with a zero or low tax benefit. Our tax provision for both the three month and six month periods benefited from earnings in jurisdictions with low tax rates and losses in jurisdictions, such as the U.S., with high tax rates, as well as favorable settlements of certain tax disputes totaling $5 million in the three months ended June 30, 2012 and $10 million in the six months ended June 30, 2012.

Unrecognized Tax Benefits

We made payments to foreign jurisdictions of approximately $4 million during the three months ended June 30, 2013 and $14 million (including $2 million of interest) during the six months ended June 30, 2013, which, in both instances, reduced our unrecognized tax benefits. We have not changed our policy with regard to the reporting of penalties and interest related to unrecognized tax benefits.

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

We recorded a pre-tax charge of approximately $850 million as a result of the Settlement agreement on our condensed consolidated statement of operations for the year ended December 31, 2002. The charge consisted of the following items:

•

a charge of $513 million covering a cash payment that we will be required to make under the Settlement agreement upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy. Because we cannot predict when a plan of reorganization may become effective, we recorded this liability as a current liability on our consolidated balance sheet at December 31, 2002. Under the terms of the Settlement agreement, this amount accrues interest at a 5.5% annual rate from December 21, 2002 to the date of payment. We have recorded this interest in interest expense on our condensed consolidated statements of operations and in Settlement agreement and related accrued interest on our condensed consolidated balance sheets. The accrued interest, which is compounded annually, was $388 million at June 30, 2013 and $364 million at December 31, 2012.

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

Parties have appealed the Amended District Court Opinion and the Amended District Court Confirmation Order to the Third Circuit Court of Appeals. Parties have filed briefs in connection with the appeals, and the Third Circuit Court of Appeals heard oral arguments with respect to the appeals on June 17, 2013. The Third Circuit Court of Appeals took these matters under advisement. On July 24, 2013, the Third Circuit Court of Appeals entered an opinion and a judgment relating to Garlock’s appeals (the “Third Circuit Garlock Opinion & Judgment”) affirming the District Court’s decision to overrule Garlock’s objections to the PI Settlement Plan. The Third Circuit Garlock Opinion & Judgment does not rule on the appeals of parties other than Garlock. We do not know when the Third Circuit Court of Appeals will rule on the non-Garlock appeals. While Grace has in the past indicated that, with an appeals process before the Third Circuit Court of Appeals, its target date to emerge from bankruptcy was the fourth quarter of 2013, we cannot make assurances that this timing for emergence is or will be correct or that the target date for Grace’s emergence has not been or will not be revised.

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

While the Bankruptcy Court and the District Court have confirmed the PI Settlement Plan and the Third Circuit Court of Appeals has entered the Third Circuit Garlock Opinion & Judgment, we do not know whether or when the Third Circuit Court of Appeals will affirm the Amended District Court Confirmation Order or the Amended District Court Opinion with respect to the non-Garlock appeals, whether or when the Bankruptcy and Amended District Court Opinions or the Bankruptcy and Amended District Court Confirmation Orders will become final and no longer subject to appeal, or whether or when a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) will become effective. Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) is confirmed by the Bankruptcy Court and the District Court, and does become effective, we do not know whether the final plan of reorganization will be consistent with the terms of the Settlement agreement or if the other conditions to our obligation to pay the Settlement agreement amount will be met. If these conditions are not satisfied or not waived by us, we will not be obligated to pay the amount contemplated by the Settlement agreement. However, if we do not pay the Settlement agreement amount, we will not be released from the various asbestos related, fraudulent transfer, successor liability, and indemnification claims made against us and all of these claims would remain pending and would have to be resolved through other means, such as through agreement on alternative settlement terms or trials. In that case, we could face liabilities that are significantly different from our obligations under the Settlement agreement. We cannot estimate at this time what those differences or their magnitude may be. In the event these liabilities are materially larger than the current existing obligations, they could have a material adverse effect on our consolidated financial condition and results of operations. We will continue to review and monitor the progress of the Grace bankruptcy proceedings (including appeals and other proceedings relating to the PI Settlement Plan, the Bankruptcy and Amended District Court Opinions, and the Bankruptcy and Amended District Court Confirmation Orders), as well as any amendments or changes to the PI Settlement Plan or to Bankruptcy and Amended District Court Opinions and Confirmation Orders, to verify compliance with the Settlement agreement.

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

Development Grant Matter

On May 25, 2010, one of our Italian subsidiaries received a demand from the Italian Ministry of Economic Development for the total repayment of grant monies paid to two of our former subsidiaries in the amount of €5.1 million. With accrued interest the total value of the demand currently stands at €10.1 million ($13 million equivalent at June 30, 2013). The grant monies had previously been certified as payable by the Italian authorities and the grant process was finalized and closed in 2006. We acquired the former subsidiaries in September 2001 as part of an acquisition. The substance of the repayment demand is that the former owners of the subsidiaries made fraudulent claims and used fraudulent documents to support their grant application prior to our acquisition. There is no suggestion that we or our Italian subsidiary were directly involved in the grant process, but as purchaser of the two companies, the Ministry is seeking repayment from our Italian subsidiary. Our Italian subsidiary submitted a total denial of liability in regard to this matter on June 30, 2010. A full hearing of the merits of the demand is scheduled for July 2014. At this interim stage of the proceedings we are not able to determine the eventual outcome of the case. Accordingly, we have not recorded a liability related to this matter. We do not expect this matter to be material to our full year consolidated financial condition or results of operations, however the amount may be material to an interim reporting period.

(15) Stockholders’ Equity

Quarterly Cash Dividends

On July 11, 2013, our Board of Directors declared a quarterly cash dividend of $0.13 per common share payable on September 20, 2013 to stockholders of record at the close of business on September 6, 2013. The estimated amount of this dividend payment is $25 million based on 196 million shares of our common stock issued and outstanding as of June 30, 2013.

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

The dividend payments discussed above are recorded as reductions to cash and cash equivalents and retained earnings on our condensed consolidated balance sheets. Our credit facility and our senior notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our consolidated financial condition and results of operations. There is no guarantee that our Board of Directors will declare any further dividends.

Stock Appreciation Rights (“SARs”)

In connection with the acquisition of Diversey, Sealed Air exchanged Diversey’s cash-settled stock appreciation rights and stock options that were unvested as of May 31, 2011 and unexercised at October 3, 2011 (the date of acquisition) into cash-settled stock appreciation rights based on Sealed Air common stock. As of June 30, 2013, we had 1.9 million SARs outstanding and the weighted average remaining vesting life of outstanding SARs was less than one year.

Since these SARs are settled in cash, the amount of the related expense has fluctuated and the related future expense will fluctuate based on exercise and forfeiture activity and the changes in the assumptions used in a Black-Scholes valuation model, which include Sealed Air’s stock price, risk-free interest rates, expected volatility and a dividend yield. In addition, once vested, the related expense will continue to fluctuate due to the changes in the assumptions used in the Black-Scholes valuation model for any SARs that are not exercised until their respective expiration dates, the last of which is currently in March 2021.

We recognized SARs expense of less than $1 million in the three months ended June 30, 2013 and $18 million in the six months ended June 30, 2013, related to SARs that were granted to Diversey employees who remained employees as of June 30, 2013. We also recognized a reduction of SARs expense of $9 million in the three months ended June 30, 2012 and SARs expense of $3 million in the six months ended June 30, 2012, related to SARs that were granted to Diversey employees who remained employees as of June 30, 2012. Cash payments due to the exercise of these SARs were $28 million in the six months ended June 30, 2013 and $22 million in the six months ended June 30, 2012. As of June 30, 2013, the remaining liability for these SARs was $32 million and is included in other current ($8 million) and non-current liabilities ($24 million) on the condensed consolidated balance sheet.

In addition to the amounts discussed above, we recognized restructuring expense of less than $1 million in the three months ended June 30, 2013 and $1 million in the six months ended June 30, 2013 for SARs payments that were part of the termination and benefit costs for employees under the 2011 – 2014 IOP. This expense was included in restructuring and other charges in our condensed consolidated statements of operations. Cash payments upon the exercise of these SARs were $2 million in the six months ended June 30, 2013. The remaining liability for SARs included in the restructuring program was less than $1 million as of June 30, 2013.

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

The following table shows our total share-based incentive compensation expense.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Total share-based incentive compensation expense(1) (2)	$7.2	$5.9	$14.9	$10.5

The following table shows the estimated amount of total share-based incentive compensation expense expected to be recognized on a straight-line basis over the remaining respective vesting periods at June 30, 2013.

	2013	2014	2015	2016	Total
Total share-based incentive compensation expense (1)	$11.0	$13.2	$6.9	$0.3	$31.4

(1)

The amounts included above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock or the expense or income related to SARS as such contributions are not considered share-based incentive compensation.

(2)

On February 28, 2013, the Organization and Compensation Committee of our Board of Directors (“O&C Committee”) approved a change in the vesting policy regarding the existing 2011 three-year PSU awards, and the newly granted 2013 three-year PSU awards, for William V. Hickey, our former Chairman and Chief Executive Officer. The approved change will result in the full vesting of the awards, rather than a pro-rata portion vesting as of the date of his retirement (May 16, 2013). Mr. Hickey’s awards will still be subject to the performance metrics stipulated in the plan documents, and will be paid-out in accordance with the original planned timing. As a result of these approved changes, the expense related to these awards will be accelerated and recognized over the applicable service period up until the date of his retirement. We recognized share-based compensation expense related to these awards of $1.3 in the three months ended June 30, 2013 and $2.7 in the six months ended June 30, 2013.

Accumulated Other Comprehensive Loss

Included in stockholders’ equity on our condensed consolidated balance sheets is accumulated other comprehensive loss. Accumulated other comprehensive loss includes unrecognized pension items of $136 million as of June 30, 2013.

In the three months ended June 30, 2013, we reclassified $1 million ($1 million, net of taxes) out of accumulated other comprehensive income to other assets and other liabilities on the condensed consolidated balance sheets. In the six months ended June 30, 2013, we reclassified $8 million ($6 million, net of taxes) out of accumulated other comprehensive income to other assets and other liabilities on the condensed consolidated balance sheets. Also, see Note 15, “Profit Sharing, Retirement Savings Plans and Defined Benefit Plans,” of the Notes to the Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K for additional information related to unrecognized pension items included in accumulated other comprehensive loss.

(16) Other Expense, net

The following table provides details of other expense, net:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest and dividend income	$2.3	$3.1	$5.5	$6.6
Net foreign exchange transaction losses	(3.9)	(6.4)	(5.6)	(10.0)
Settlement agreement and related costs	(0.2)	(0.1)	(0.3)	(0.2)
Noncontrolling interests	0.4	0.9	0.7	1.6
Other, net	(2.0)	(3.2)	(3.5)	(7.6)

Other expense, net	$(3.4)	$(5.7)	$(3.2)	$(9.6)

(17) Net Earnings (Loss) Per Common Share

The following table shows the calculation of basic and diluted net earnings (loss) per common share under the two-class method.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic Net Earnings (Loss) Per Common Share:
Numerator
Net earnings (loss) available to common stockholders	$56.3	$(13.7)	$59.0	$(19.6)
Distributed and allocated undistributed net earnings (loss) to non-vested restricted stockholders	(0.2)	(0.1)	(0.3)	(0.2)

Distributed and allocated undistributed net earnings (loss) to common stockholders	56.1	(13.8)	58.7	(19.8)
Distributed net earnings — dividends paid to common stockholders	(25.3)	(25.1)	(50.6)	(50.2)

Allocation of undistributed net earnings (loss) to common stockholders	$30.8	$(38.9)	$8.1	$(70.0)

Denominator(1)
Weighted average number of common shares outstanding — basic	194.8	193.0	194.3	192.4
Basic net earnings (loss) per common share:
Distributed net earnings (loss) to common stockholders	$0.13	$0.13	$0.26	$0.26
Allocated undistributed net earnings (loss) to common stockholders	0.16	(0.20)	0.04	(0.36)

Basic net earnings (loss) per common share:	$0.29	$(0.07)	$0.30	$(0.10)

Diluted Net Earnings (Loss) Per Common Share:
Numerator
Distributed and allocated undistributed net earnings (loss) to common stockholders	$56.1	$(13.8)	$58.7	$(19.8)
Add: Allocated undistributed net earnings (loss) to non-vested restricted stockholders	0.1	—	0.1	—
Less: Undistributed net earnings (loss) reallocated to non-vested restricted stockholders	(0.1)	—	(0.1)	—

Net earnings (loss) available to common stockholders — diluted	$56.1	$(13.8)	$58.7	$(19.8)

Denominator(1)
Weighted average number of common shares outstanding — basic	194.8	193.0	194.3	192.4
Effect of assumed issuance of Settlement agreement shares	18.0	—	18.0	—
Effect of non-vested restricted stock units	0.8	—	0.9	—

Weighted average number of common shares outstanding — diluted	213.6	193.0	213.2	192.4

Diluted net earnings (loss) per common share	$0.26	$(0.07)	$0.28	$(0.10)

(1)

In calculating diluted net earnings (loss) per common share for 2012, our diluted weighted average number of common shares outstanding excludes the effect of assumed issuance of shares under the Settlement agreement and non-vested restricted stock units as the effect was anti-dilutive.

PSU Awards

Since the PSU awards include contingently issuable shares that are based on conditions other than earnings or market price, they are included in the diluted weighted average number of common shares outstanding when we meet the performance conditions as of that date. However, in 2012, unvested PSU awards that met the performance conditions as of June 30, 2012 were not included in the diluted weighted average number of common shares outstanding for the three and six months ended June 30, 2012 as the effect was anti-dilutive.

Stock Leverage Opportunity (SLO) Awards

The shares or units associated with the 2013 SLO awards are considered contingently issuable shares and therefore are not included in the basic or diluted weighted average number of common shares outstanding for the three and six months ended June 30, 2013. These shares or units will not be included in the common shares outstanding until the final determination of the amount of annual incentive compensation is made in the first quarter of 2014. Once this determination is made, the shares or units will be included in both the basic and diluted weighted average number of common shares outstanding if the employee is retirement eligible or in the diluted weighted average number of common shares outstanding if the employee is not retirement eligible if the impact to diluted net earnings per common share is dilutive. The numbers of shares or units associated with SLO awards for the three and six months ended June 30, 2013 and 2012 were nominal and, for the three and six months ended June 30, 2012, have not been included in the diluted weighted average number of common shares outstanding as the effect was anti-dilutive.

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

In November 2012, we completed the sale of Diversey Japan. The operating results of Diversey Japan were reclassified to discontinued operations, net of tax, on the condensed consolidated statements of operations for the three and six months ended June 30, 2012. See Note 3, “Divestiture,” for details of our sale of Diversey Japan. The following MD&A is on a continuing operations basis unless otherwise noted.

Recent Events

Quarterly Cash Dividends

On July 11, 2013, our Board of Directors declared a quarterly cash dividend of $0.13 per common share payable on September 20, 2013 to stockholders of record at the close of business on September 6, 2013. The estimated amount of this dividend payment is $25 million based on 196 million shares of our common stock issued and outstanding as of June 30, 2013.

2013 Earnings Quality Improvement Program (EQIP)

As announced on May 1, 2013, we commenced with EQIP, which is an initiative to deliver meaningful cost savings and network optimization. See Note 9, “Restructuring Activities” for further details of the program.

Egypt and Turkey

Recent political and civil unrest in Egypt and Turkey have led to an increasingly challenging operating environment in these countries. We continue to closely monitor the economic and operating environment in the Middle East and we are continuing to identify actions to mitigate the unfavorable impact, if any, on our second half 2013 consolidated financial position and results of operations.

2013 Outlook

We continue to estimate 2013 net sales in the range of $7.7 billion to $7.9 billion. We expect to be at the high-end of the range for Adjusted EBITDA of $1.010 billion to $1.030 billion, and Adjusted EPS of $1.10 to $1.20. Our estimated free cash flow (free cash flow represents cash flow from operations less capital expenditures) outlook for 2013 continues to be approximately $275 million to $325 million. We expect a core effective tax rate of approximately 25% in 2013.

Additional full year 2013 outlook information includes:

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

Highlights of Financial Performance

Below are highlights of our financial performance.

	Three Months Ended				Six Months Ended
	June 30,		%		June 30,		%
	2013	2012	Change		2013	2012	Change
Net sales	$1,961.5	$1,924.6	1.9%		$3,814.3	$3,770.0	1.2%

Gross profit	$665.1	$628.3	5.9%		$1,283.1	$1,249.4	2.7%

As a % of net sales	33.9%	32.6%			33.6%	33.1%
Operating profit	$168.9	$108.4	55.8%		$299.1	$191.5	56.2%

As a % of net sales	8.6%	5.6%			7.8%	5.1%
Net earnings (loss) available to common stockholders from continuing operations	$56.3	$(20.7)	#	%	$59.0	$(29.0)	# %

Net earnings (loss) per common share from continuing operations—basic	$0.29	$(0.11)	#	%	$0.30	$(0.15)	# %

Net earnings (loss) per common share from continuing operations—diluted	$0.26	$(0.11)	#	%	$0.28	$(0.15)	# %

Weighted average number of common shares outstanding:
Basic	194.8	193.0			194.3	192.4

Diluted	213.6	193.0			213.2	192.4

Non-U.S. GAAP adjusted diluted net earnings per common share—continuing operations(1)	$0.35	$0.16	#	%	$0.53	$0.33	61.0%

#	Denotes a variance greater than or equal to 100%.
(1)	See “Diluted Net Earnings per Common Share” below for a reconciliation of our U.S. GAAP EPS to our non-U.S. GAAP adjusted EPS.

Diluted Net Earnings (Loss) per Common Share

The following table presents a reconciliation of our U.S. GAAP EPS to our non-U.S. GAAP Adjusted EPS.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Net Earnings	EPS	Net Earnings	EPS	Net Earnings	EPS	Net Earnings	EPS
U.S. GAAP net earnings (loss) and EPS available to common stockholders-continuing operations	$56.3	$0.26	$(20.7)	$(0.11)	$59.0	$0.28	$(29.0)	$(0.15)

Adjusted net earnings and EPS impact of special items(1)	19.0	0.09	55.2	0.27	53.1	0.25	98.3	0.48

Non-U.S. GAAP net earnings and related EPS available to common stockholders-continuing operations	$75.3	$0.35	$34.5	$0.16	$112.1	$0.53	$69.3	$0.33

Weighted average number of common shares outstanding-Diluted(2)		213.6		211.4		213.2		210.8

(1)	For the three months ended June 30, 2013, this amount includes primarily restructuring and other charges of $12 million ($10 million, net of taxes) and associated costs of $5 million ($4 million, net of taxes), related to both our EQIP and IOP, write down of non-strategic assets of $6 million ($4 million, net of taxes) and foreign currency exchange losses related to Venezuelan subsidiaries of $1million ($1 million, net of taxes). For the three months ended June 30, 2012, this amount includes primarily restructuring and other charges of $26 million ($19 million, net of taxes) and associated costs of $1 million ($1 million, net of taxes), related to both our IOP, impairment of equity method investment of $26 million ($18 million, net of taxes), non-recurring associated costs from Legacy Diversey restructuring programs of $10 million ($16 million, net of taxes) and costs related to the acquisition and integration of Diversey of $2 million ($1 million, net of taxes).

For the six months ended June 30, 2013, this amount includes primarily restructuring and other charges of $12 million ($9 million, net of taxes) and associated costs of $10 million ($7 million, net of taxes), related to both our EQIP and IOP, loss on debt redemption of $32 million ($21 million, net of taxes), write down of non-strategic assets of $6 million ($4 million, net of taxes) and foreign currency exchange losses related to Venezuelan subsidiaries of $14 million ($12 million, net of taxes). For the six months ended June 30, 2012, this amount includes primarily restructuring and other charges of $73 million ($51 million, net of taxes) and associated costs of $7 million ($5 million, net of taxes), related to our IOP, impairment of equity method investment of $26 million ($18 million, net of taxes), non-recurring associated costs from legacy Diversey restructuring programs of $17 million ($21 million, net of taxes) and costs related to the acquisition and integration of Diversey of $3 million ($2 million, net of taxes).

(2)	For 2012, for purposes of calculating Adjusted EPS, the dilutive impact of: (i) the effect of the assumed issuance of 18 million shares of common stock reserved for the Settlement agreement and (ii) the effect of non-vested restricted stock and restricted stock units using the treasury stock method was included because we reported adjusted net earnings for 2012. These shares differ from the shares used to calculate net loss per common share included in the condensed consolidated statement of operations for U.S. GAAP reporting purposes because we reported a net loss for 2012, which does not include the effect of the items mentioned above as the effect was anti-dilutive.

See Note 17, “Net Earnings (Loss) Per Common Share,” for details on the calculation of our U.S. GAAP basic and diluted EPS.

Our U.S. GAAP and non-U.S. GAAP income taxes are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Provision	Effective Tax Rate	Provision	Effective Tax Rate	Provision	Effective Tax Rate	(Benefit) Provision	Effective Tax Rate
U.S. GAAP Income Taxes	$18.9	25.1%	$2.5	(13.7)%	$10.4	15.0%	$(7.4)	20.3%

Non-U.S. GAAP Income Taxes (Core Taxes)	$23.5	23.8%	$12.8	27.1%	$32.3	22.4%	$22.0	24.1%

Net Sales by Geographic Region

Net sales by geographic region for the three and six months ended June 30, 2013 compared to 2012 were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
North America	$776.0	$759.7	2.1%	$1,486.9	$1,469.3	1.2%
As a % of net sales	39.6%	39.5%		39.0%	39.0%
Europe	621.9	631.1	(1.5)%	1,222.5	1,245.2	(1.9)%
As a % of net sales	31.7%	32.7%		32.1%	33.0%
Latin America	208.6	193.9	7.6%	405.7	380.9	6.5%
As a % of net sales	10.6%	10.1%		10.6%	10.1%
AMAT(1)	222.8	203.6	9.4%	420.9	388.6	8.4%
As a % of net sales	11.4%	10.6%		11.0%	10.3%
JANZ(2)	132.2	136.3	(3.0)%	278.3	286.0	(2.7)%
As a % of net sales	6.7%	7.1%		7.3%	7.6%

Total	$1,961.5	$1,924.6	1.9%	$3,814.3	$3,770.0	1.2%

(1)	AMAT = Asia, Middle East, Africa and Turkey
(2)	JANZ = Japan, Australia and New Zealand

The components of the change in net sales by our geographic reporting regions for three months and six months ended June 30, 2013 compared with 2012 were as follows:

Three Months Ended June 30, 2013	North America	Europe	Latin America	AMAT(1)	JANZ(2)	Total
Change in Net Sales
Volume-Units	$13.2	$(3.7)	$15.9	$18.4	$2.0	$45.8
% change	1.7%	(0.6)%	8.2%	9.0%	1.5%	2.4%
Product price/mix	4.8	3.2	6.9	3.5	(3.9)	14.5
% change	0.6%	0.5%	3.5%	1.8%	(2.8)%	0.8%
Foreign currency translation	(1.6)	(8.6)	(8.0)	(2.8)	(2.4)	(23.4)
% change	(0.2)%	(1.4)%	(4.1)%	(1.4)%	(1.7)%	(1.3)%

Total	$16.4	$(9.1)	$14.8	$19.1	$(4.3)	$36.9

% change	2.1%	(1.5)%	7.6%	9.4%	(3.0)%	1.9%
Impact of foreign currency translation	1.6	8.6	8.0	2.8	2.4	23.4

Total constant dollar change (Non-U.S. GAAP)	$18.0	$(0.5)	$22.8	$21.9	$(1.9)	$60.3

Constant dollar % change	2.3%	(0.1)%	11.7%	10.8%	(1.3)%	3.2%

Six Months Ended June 30, 2013	North America	Europe	Latin America	AMAT(1)	JANZ(2)	Total
Change in Net Sales
Volume-Units	$15.9	$(18.7)	$32.4	$30.8	$4.0	$64.4
% change	1.1%	(1.5)%	8.5%	8.0%	1.4%	1.7%
Product price/mix	3.2	2.8	12.5	5.8	(6.8)	17.5
% change	0.2%	0.2%	3.3%	1.5%	(2.4)%	0.5%
Foreign currency translation	(1.5)	(6.9)	(20.1)	(4.4)	(4.7)	(37.6)
% change	(0.1)%	(0.6)%	(5.3)%	(1.1)%	(1.7)%	(1.0)%

Total	$17.6	$(22.8)	$24.8	$32.2	$(7.5)	$44.3

% change	1.2%	(1.9)%	6.5%	8.4%	(2.7)%	1.2%
Impact of foreign currency translation	1.5	6.9	20.1	4.4	4.7	37.6

Total constant dollar change (Non-U.S. GAAP)	$19.1	$(15.9)	$44.9	$36.6	$(2.8)	$81.9

Constant dollar % change	1.3%	(1.3)%	11.8%	9.5%	(1.0)%	2.2%

(1)	AMAT = Asia, Middle East, Africa and Turkey
(2)	JANZ = Japan, Australia and New Zealand

Foreign Currency Translation Impact on Net Sales

Approximately 65% of our consolidated net sales in the three and six months ended June 30, 2013 were generated outside the U.S. Since we are a U.S. domiciled company, we translate our foreign currency-denominated net sales into U.S. dollars. Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our net sales from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our consolidated net sales results. Historically, the most significant currencies that have impacted the translation of our net sales and our other consolidated financial results are the euro, the Australian dollar, the Brazilian real, the Canadian dollar, the British pound and the Mexican peso.

We experienced an unfavorable foreign currency translation impact on net sales of $23 million in the three months ended June 30, 2013 and $38 million in the six months ended June 30, 2013 compared with the same periods of 2012. This was primarily due to the strengthening of the U.S. dollar relative to the euro, British pound, Australian dollar, Canadian dollar and Brazilian real.

If foreign currency exchange rates remain at July 31, 2013 levels, we estimate the unfavorable effect on full year 2013 net sales compared with 2012 would be approximately $50 million to $60 million.

Net Sales by Segment Reporting Structure

The following table presents net sales by our segment reporting structure.

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2013	2012	Change	2013	2012	Change
Net sales:
Food & Beverage	$946.5	$922.6	2.6%	$1,849.0	$1,817.7	1.7%
As a % of net sales	48.3%	47.9%		48.5%	48.2%
Institution & Laundry	569.8	560.5	1.7%	1,082.7	1,070.7	1.1%
As a % of net sales	29.0%	29.1%		28.4%	28.4%
Protective Packaging	394.3	390.8	0.9%	780.9	782.1	(0.2)%
As a % of net sales	20.1%	20.3%		20.5%	20.7%
Other Category	50.9	50.7	0.4%	101.7	99.5	2.2%
As a % of net sales	2.6%	2.6%		2.7%	2.6%

Total	$1,961.5	$1,924.6	1.9%	$3,814.3	$3,770.0	1.2%

Components of Change in Net Sales by Segment Reporting Structure

The following table presents the components of change in net sales by our segment reporting structure for three and six months ended June 30, 2013 compared with 2012.

We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

Three Months Ended June 30, 2013	Food & Beverage		Institutional & Laundry		Protective Packaging		Other Category		Total Company
Volume — Units	$23.1	2.5%	$8.6	1.5%	$14.7	3.8%	$(0.6)	(1.1)%	$45.8	2.4%
Product price/mix(1)	12.9	1.4	8.3	1.5	(7.8)	(2.0)	1.1	2.1	14.5	0.8
Foreign currency translation	(12.1)	(1.3)	(7.6)	(1.3)	(3.4)	(0.9)	(0.3)	(0.6)	(23.4)	(1.3)

Total change (U.S. GAAP)	$23.9	2.6%	$9.3	1.7%	$3.5	0.9%	$0.2	0.4%	$36.9	1.9%

Impact of foreign currency translation	$12.1	1.3	$7.6	1.3	$3.4	0.9	$0.3	0.6	$23.4	1.3

Total constant dollar change (Non-U.S. GAAP)	$36.0	3.9%	$16.9	3.0%	$6.9	1.8%	$0.5	1.0%	$60.3	3.2%

Six Months Ended June 30, 2013	Food & Beverage		Institutional & Laundry		Protective Packaging		Other Category		Total Company
Volume — Units	$39.6	2.2%	$9.2	0.9%	$15.0	1.9%	$0.6	0.7%	$64.4	1.7%
Product price/mix(1)	13.5	0.7	13.6	1.3	(11.5)	(1.5)	1.9	1.9	17.5	0.5
Foreign currency translation	(21.8)	(1.2)	(10.8)	(1.1)	(4.7)	(0.6)	(0.3)	(0.4)	(37.6)	(1.0)

Total change (U.S. GAAP)	$31.3	1.7%	$12.0	1.1%	$(1.2)	(0.2)%	$2.2	2.2%	$44.3	1.2%

Impact of foreign currency translation	$21.8	1.2	$10.8	1.1	$4.7	0.6	$0.3	0.4	$37.6	1.0

Total constant dollar change (Non-U.S. GAAP)	$53.1	2.9%	$22.8	2.2%	$3.5	0.4%	$2.5	2.6%	$81.9	2.2%

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

Food & Beverage Segment Net Sales

Three Months Ended June 30, 2013 Compared With the Same Period of 2012

The $36 million, or 4%, constant dollar increase in net sales in 2013 compared with 2012 was primarily due to:

•

higher unit volumes in Latin America of $10 million, or 8%, mostly due to higher demand for fresh red meat products, which in turn contributed to higher sales of our shrink bags and higher equipment sales;

•

higher unit volumes in AMAT of $11 million, or 16%, due to an increase in dairy customers’ production rates, which resulted in increased sales of our fresh dairy packaging products and higher growth in the beverage and brewing sector;

•	higher unit volumes in North America of $5 million, or 1%, mainly due to an increase in sales to new and existing customers; and

•

favorable product price/mix in Latin America of $6 million, or 5%, and in North America of $4 million or 1%, in Europe of $4 million, or 2%, and reflecting favorable results from the progression of our pricing initiatives.

These favorable drivers were partially offset by lower unit volumes in Europe of $3 million, or 1%, primarily due to the challenging economic environment and in JANZ due to lower sales in New Zealand of $3 million, or 11%, mostly due to the current drought in this region and its impact on the dairy market.

Six Months Ended June 30, 2013 Compared With the Same Period of 2012

The $53 million, or 3%, constant dollar increase in net sales in 2013 compared with 2012 was primarily due to:

•

higher unit volumes in Latin America of $24 million, or 10%, mostly due to higher demand for fresh red meat products, which in turn contributed to higher sales of our shrink bags and higher equipment sales;

•

higher unit volumes in AMAT of $19 million, or 16%, due to an increase in dairy customers’ production rates, which resulted in increased sales of our fresh dairy packaging products, higher growth in the beverage and brewing sector; and hygiene solutions;

•	higher unit volumes in North America of $3 million, or 0.4%, mainly due to an increase in sales to new and existing customers; and

•	favorable product price/mix in Latin America of $11 million, or 4%, Europe of $3 million, or 1%, and reflecting favorable results from the progression of our pricing initiatives.

These favorable drivers were partially offset by lower unit volumes in Europe of $7 million, or 1%, due to the challenging economic environment.

Institutional & Laundry Segment Net Sales

Three Months Ended June 30, 2013 Compared With the Same Period of 2012

The $17 million, or 3%, constant dollar increase in net sales in 2013 compared with 2012 was primarily due to:

•	higher unit volumes in AMAT of $8 million, or 8%, due to growth primarily in the hospitality, lodging and food service sectors;

•

favorable product price/mix of $8 million, or 2%. This increase is primarily due to implementation of average price increases in 2013 in most geographies, which have more than offset input cost increases. Pricing gains came from pricing initiatives in U.S. and Turkey, primarily in the hospitality sector;

•	higher unit volumes in Latin America of $3 million, or 7%, due to increased sales to new and existing customers in the food service and retail sectors; and

•	higher unit volumes in North America of $1 million or, 1%, due to increased sales to new and existing customers in the healthcare and retail sectors, and to a lesser extent, increased equipment sales.

These favorable drivers were offset by lower unit volumes in Europe of $4 million, or 2%, due to the economic challenges primarily in Southern European countries.

Six Months Ended June 30, 2013 Compared With the Same Period of 2012

The $23 million, or 2%, constant dollar increase in net sales in 2013 compared with 2012 was primarily due to:

•	higher unit volumes in AMAT of $14 million, or 8%, due to growth primarily in the hospitality, lodging and food service sectors;

•

favorable product price/mix of $14 million, or 1%. This increase is primarily due to implementation of average price increases in 2013 in most geographies, which have more than offset input cost increases; Pricing gains came from the ramp of pricing initiatives in U.S. and Turkey, including the hospitality sector;

•	higher unit volumes in Latin America of $7 million, or 7%,, due to growth in food services and retail sectors; and

•	higher unit volumes in North America of $4 million or, 1%, due to increased sales to new and existing customers in the healthcare and retail sectors, and to a lesser extent, increased equipment sales.

These favorable drivers were offset by lower unit volumes in Europe of $16 million, or 3%, due to the economic challenges primarily in Southern European countries.

Protective Packaging Segment Net Sales

Three Months Ended June 30, 2013 Compared With the Same Period of 2012

The $7 million, or 2%, constant dollar increase in net sales in 2013 compared with 2012 was primarily due to the higher unit volumes in North America of $8 million, or 4%, and in Europe of $2 million, or 2%. These increases were partially offset by unfavorable product price/mix of $8 million. These changes were mainly related to increased sales to the e-commerce and retail sectors at lower average selling prices and to a lesser extent, the unfavorable impact of distributors’ inventory destocking.

Six Months Ended June 30, 2013 Compared With the Same Period of 2012

The $4 million, or less than 1%, constant dollar increase in net sales in 2013 compared with 2012 was primarily due to the higher unit volumes in North America of $10 million, or 2%, and in JANZ of $3 million, or 7%. These increases were partially offset by unfavorable product price/mix of $11 million. These changes were mainly related to increased sales to the e-commerce and retail sectors at lower average selling prices and to a lesser extent, the unfavorable impact of distributors’ inventory destocking.

Cost of Sales

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
Cost of sales	$1,296.4	$1,296.3	—%	$2,531.2	$2,520.6	0.4%
As a % of net sales	66.1%	67.4%		66.4%	66.9%

Three Months Ended June 30, 2013 Compared With the Same Period of 2012

Cost of sales was impacted by favorable foreign currency translation of $17 million. On a constant dollar basis, cost of sales increased $18 million, primarily due to the unfavorable impact of inflationary costs, including the impact of salaries and benefit increases. These factors were partially offset by incremental synergies associated with the IOP and manufacturing efficiency improvements.

Six Months Ended June 30, 2013 Compared With the Same Period of 2012

Cost of sales was impacted by favorable foreign currency translation of $27 million. On a constant dollar basis, cost of sales increased $38 million, or 2%, primarily due to the unfavorable impact of inflationary costs, including the impact of salaries and benefit increases and higher raw material costs. These factors were partially offset by incremental synergies associated with the IOP and manufacturing efficiency improvements.

Selling, General and Administrative Expenses

Selling, general and administrative expense for the three and six months ended June 30, 2013 and 2012 are included in the table below.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
Selling, general and administrative expenses	$452.4	$467.2	(3.2)%	$889.8	$911.9	(2.4)%
As a % of net sales	23.1%	24.3%		23.3%	24.2%

Three Months Ended June 30, 2013 Compared With the Same Period of 2012

Selling, general and administrative expenses were impacted by favorable foreign currency translation of $5 million. On a constant dollar basis, selling, general and administrative expenses decreased $9 million, primarily due to incremental synergies associated with the IOP and cost containment efforts.

Six Months Ended June 30, 2013 Compared With the Same Period of 2012

Selling, general and administrative expenses were impacted by favorable foreign currency translation of $8 million. On a constant dollar basis, selling, general and administrative expenses decreased $14 million, primarily due to incremental synergies associated with the IOP and cost containment efforts.

Amortization of Intangible Assets Acquired

Amortization of intangible assets for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
Amortization of intangible assets acquired	$31.7	$33.8	(6.2)%	$63.9	$66.5	(3.9)%
As a % of net sales	1.6%	1.8%		1.7%	1.8%

The decreases in amortization expense in the three and six months ended June 30, 2013 compared with the same periods in 2012 were due to the impact of the impairment charge recorded in 2012, which lowered the carrying value of these assets, which in turn resulted in lower amortization expense.

Stock Appreciation Rights Expense (Income)

Stock appreciation rights expense (income) for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		%		Six Months Ended June 30,		%
	2013	2012	Change		2013	2012	Change
Stock appreciation rights expense (income)	$0.1	$(9.1)	#	%	$18.1	$2.7	#	%
As a % of net sales	—%	(0.5)%			0.5%	0.1%

#	Denotes a variance greater than or equal to 100%.

SARs expense (income) includes the impact of changes in the share price of our common stock. We are exploring opportunities to mitigate the impact of the volatility SARs expense is having on our consolidated results of operations. See Note 15, “Shareholders’ Equity,” for further details of our SARs program.

Costs Related to the Acquisition and Integration of Diversey

We recorded transaction and integration costs directly related to the acquisition of Diversey of less than $1 million in the three and six months ended June 30, 2013. This compares to costs of $2 million in the three months ended June 30, 2012 and $4 million in the six months ended June 30, 2012. These costs primarily consist of professional and consulting fees.

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

We may from time to time implement additional restructuring programs if management determines that they are necessary and will deliver meaningful savings and/or synergies.

2013 Earnings Quality Improvement Program (EQIP)

As announced on May 1, 2013, we commenced with EQIP, which is an initiative to deliver meaningful cost savings and network optimization. The plan is estimated to generate annualized savings of approximately $80 million by the end of 2015. Savings for 2013 are expected to be minimal.

2011-2014 Integration and Optimization Program (IOP)

In December 2011, we initiated a restructuring program associated with the integration of Diversey’s business following our acquisition of Diversey on October 3, 2011. This program is expected to be completed by the end of 2014. We estimate that we achieved $20 million of incremental cost synergies in the three months ended June 30, 2013 and $50 million in the six months ended June 30, 2013 related to this program. We achieved these synergies in cost of sales and selling, general and administrative expenses mostly in our F&B and I&L divisions.

Operating Profit

Management evaluates the performance of each reportable segment based on its operating profit, which is detailed in the table below.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
Food & Beverage	$103.7	$69.8	48.6%	$196.5	$152.1	29.2%
As a % of Food & Beverage net sales	11.0%	7.6%		10.6%	8.4%
Institutional & Laundry	37.2	20.9	78.0%	28.7	20.2	42.1%
As a % of Institutional & Laundry net sales	6.5%	3.7%		2.7%	1.9%
Protective Packaging	44.0	46.7	(5.8)%	90.7	97.6	(7.1)%
As a % of Protective Packaging net sales	11.2%	11.9%		11.6%	12.5%
Other Category	(4.0)	(1.0)	# %	(4.6)	(1.6)	# %
As a % of Other Category net sales	(7.9)%	(2.0)%		(4.5)%	(1.6)%

Total	180.9	136.4	32.6%	311.3	268.3	16.0%
As a % of net sales	9.2%	7.1%		8.2%	7.1%
Costs related to the acquisition and integration of Diversey	0.1	1.7	(94.1)%	0.5	3.5	(85.7)%
Restructuring and other charges(1)	11.9	26.3	(54.8)%	11.7	73.3	(84.0)%

Total operating profit	$168.9	$108.4	55.8%	$299.1	$191.5	56.2%

As a % of net sales	8.6%	5.6%		7.8%	5.1%

#	Denotes a variance greater than or equal to 100%.
(1)	Restructuring and other charges by our segment reporting structure were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Food & Beverage	$4.9	$20.0	$2.7	$55.7
Institutional & Laundry	5.7	2.7	4.9	7.6
Protective Packaging	1.2	3.4	4.0	9.6
Other Category	0.1	0.2	0.1	0.4

Total	$11.9	$26.3	11.7	$73.3

Food & Beverage Operating Profit

Three Months Ended June 30, 2013 Compared With the Same Period of 2012

Food & Beverage operating profit increased 49% to $104 million in the second quarter of 2013 from $70 million in the second quarter of 2012. This increase was primarily due to higher sales and manufacturing efficiency improvements. Food & Beverage’s operating profit also benefited from cost synergies associated with the IOP.

Six Months Ended June 30, 2013 Compared With the Same Period of 2012

Food & Beverage operating profit increased 29% to $197 million in the first six months of 2013 from $152 million in the first six months of 2012. This increase was primarily due to higher sales and manufacturing efficiency improvements. Food & Beverage’s operating profit also benefited from cost synergies associated with the IOP.

Institutional & Laundry Operating Profit

Three Months Ended June 30, 2013 Compared With the Same Period of 2012

Institutional & Laundry’s operating profit was $37 million in the second quarter of 2013 as compared with $21 million in the second quarter of 2012. This increased operating profit was primarily due to higher sales and cost containment efforts. Institutional & Laundry’s operating profit also benefited from cost synergies associated with the IOP.

Six Months Ended June 30, 2013 Compared With the Same Period of 2012

Institutional & Laundry’s operating profit was $29 million in the first six months of 2013 as compared with $20 million in the first six months of 2012. This increased operating profit was primarily due to higher sales and cost containment efforts. Institutional & Laundry’s operating profit also benefited from cost synergies associated with the IOP.

Protective Packaging Operating Profit

Three Months Ended June 30, 2013 Compared With the Same Period of 2012

Protective Packaging operating profit declined 6% to $44 million in the second quarter of 2013 from $47 million in the second quarter of 2012. This decrease was primarily due to unfavorable product price/mix and higher raw material costs.

Six Months Ended June 30, 2013 Compared With the Same Period of 2012

Protective Packaging operating profit declined 7 % to $91million in the first six months of 2013 from $98 million in the first six months of 2012. This decrease was primarily due to unfavorable product price/mix and higher raw material costs.

Interest Expense

Interest expense includes the stated interest rate on our outstanding debt, as well as the net impact of capitalized interest, the effects of interest rate swaps and the amortization of capitalized senior debt issuance costs, bond discounts, and terminated treasury locks.

The following table details our interest expense.

	Three Months Ended			Six Months Ended
	June 30,		2013 vs. 2012	June 30,		2013 vs. 2012
	2013	2012	Change	2013	2012	Change
Interest expense on the amount payable for the Settlement agreement	$12.1	$11.4	$0.7	$24.1	$22.8	$1.3
Interest expense on our various debt instruments:
5.625% Senior Notes due July 2013(1)	—	5.3	(5.3)	—	10.6	(10.6)
12% Senior Notes due February 2014	3.7	3.8	(0.1)	7.5	7.6	(0.1)
Term Loan A due October 2016(2)	7.4	8.5	(1.1)	15.1	17.9	(2.8)
7.875% Senior Notes due June 2017(3)	—	8.3	(8.3)	7.6	16.6	(9.0)
Term Loan B due October 2018(2)	9.4	16.2	(6.8)	18.7	33.3	(14.6)
8.125% Senior Notes due September 2019(2)	15.6	15.6	—	31.2	31.1	0.1
8.375% Senior Notes due September 2021(2)	16.0	15.9	0.1	31.9	31.9	—
6.875% Senior Notes due July 2033	7.8	7.8	—	15.5	15.5	—
6.50% Senior Notes due December 2020(1)	7.1	—	7.1	14.2	—	14.2
5.25% Senior Notes due April 2023(3)	5.6	—	5.6	6.3	—	6.3
Revolving Credit Facility(2)	1.0	1.0	—	2.1	2.0	0.1
Other interest expense	5.3	4.7	0.6	9.0	7.5	1.5
Less: capitalized interest	(1.3)	(1.2)	(0.1)	(2.7)	(2.2)	(0.5)

Total	$89.7	$97.3	$(7.6)	$180.5	$194.6	$(14.1)

(1)	In November 2012, we issued $425 million of 6.50% senior notes due 2020. Substantially all of the proceeds from this offering were used to purchase the outstanding amount ($400 million) of the 5.625% Senior Notes due July 2013.
(2)	In connection with the acquisition of Diversey on October 3, 2011, we entered into a senior credit facility consisting of: (a) a $1.1 billion multicurrency Term Loan A Facility, (b) a $1.2 billion multicurrency Term Loan B Facility and (c) a $700 million revolving credit facility. We also issued $750 million of 8.125% Senior Notes and $750 million of 8.375% Senior Notes.
(3)	In March 2013, we issued $425 million of 5.25% senior notes due 2023. Substantially all of the proceeds from this offering were used to purchase the outstanding amount ($400 million) of the 7.875% Senior Notes due July 2017. See Note 10, “Debt and Credit Facilities,” and “Loss on Debt Redemption” below for further details.

Foreign Currency Exchange Loss Related to Venezuelan Subsidiaries

In February 2013, the Venezuelan government announced a devaluation of the bolivar from an official exchange rate of 4.3 to 6.3 bolivars per U.S. dollar. Due to this devaluation, as of June 30, 2013, we re-measured our bolivar denominated monetary assets and liabilities using the official exchange rate of 6.3 bolivars per U.S. dollar. As a result, we recorded a pre-tax loss of $1 million in the three months ended June 30, 2013 and $14 million in the six months ended June 30, 2013 due to this devaluation and other transaction losses. See “Foreign Exchange Rates,” below for further details.

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

Other Expense, net

See Note 16, “Other Expense, net,” for the components and details of other expense, net.

Income Taxes

Our effective income rate from continuing operations was 25.1% for the three month ended June 30, 2013 and 15.0% for six months ended June 30, 2013. Our effective income tax rate for both the three and six months ended June 30, 2013 benefited from a favorable earnings mix, with earnings in jurisdictions with low tax rates and losses in jurisdictions, including the U.S. for the six month period, with high tax rates. We also benefited from a favorable settlement of a tax dispute in the three months ended June 30, 2013. The favorable factors were partially offset by losses in jurisdictions where we did not have any tax benefit due to the applicable tax rate or valuation allowances. The effective income tax rate for the six months ended June 30, 2013 benefited from a retroactive reinstatement of certain tax provisions that were recorded as discrete items during the three months ended March 31, 2013. On January 2, 2013, the President signed the American Taxpayer Relief Act of 2012, retroactively reinstating and extending the research and development tax credit and certain foreign tax provisions from January 1, 2012 through December 31, 2013. This favorable factor for the six month period was partially offset by an increase in certain foreign tax rates, which increased our deferred tax liabilities.

We incurred losses from continuing operations during the three month and six month periods ended June 30, 2012. Our loss before income taxes from continuing operations for the three months ended June 30, 2012 was increased by an income tax provision of $3 million. Our loss before income taxes for the six months ended June 30, 2012 was reduced by an income tax benefit of $7 million (an effective income tax benefit rate of 20.3%). The tax provision (benefit) for the three and six month periods resulted from restructuring efforts, including both taxes incurred with respect to restructuring and restructuring expenses with a zero or low tax benefit. Our tax provision for both the three month and six month periods benefited from earnings in jurisdictions with low tax rates and losses in jurisdictions, such as the U.S., with high tax rates, as well as favorable settlements of certain tax disputes totaling $5 million in the three months ended June 30, 2012 and $10 million in the six months ended June 30, 2012.

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

We have established valuation allowances to reduce our deferred tax assets to an amount that is more likely than not to be realized. Our ability to utilize our deferred tax assets depends in part upon our ability to generate future taxable income during the periods in which these temporary differences reverse or our ability to carry back any losses created by the deduction of these temporary differences. We expect to realize these assets over an extended period. If we are unable to generate sufficient future taxable income in the U.S. and certain foreign jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. Our tax benefit with respect to the Settlement agreement may be significantly reduced resulting in an increased tax expense if the funding of the Settlement agreement occurs later than 2013 or the price of our common stock at the time we fund the Settlement agreement is less than $17.86 per share. These conditions could result in a significant increase in our effective tax rate and could have a material adverse effect on our consolidated results of operations in the periods in which these conditions occur. For example, a delay in funding the Settlement agreement until 2014, could require us to increase our valuation allowance, resulting in an increased tax expense of as much as $50 million in 2013. In addition, changes in statutory tax rates or other new legislation or regulation may change our deferred tax assets or liability balances, with an either favorable or unfavorable impact on our effective tax rate.

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

We currently expect to fund a substantial portion of this payment when it becomes due by using accumulated cash and cash equivalents with the remainder from our committed liquidity facilities. Our credit facility is available for general corporate purposes, including the payment of the amounts required upon effectiveness of the Settlement agreement. See “Principal Sources of Liquidity” below. The cash payment of $513 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. This accrued interest was $388 million at June 30, 2013 and is recorded in Settlement agreement and related accrued interest on our consolidated balance sheet. The total liability on our consolidated balance sheet was $901 million at June 30, 2013. In addition, the Settlement agreement provides for the issuance of 18 million shares of our common stock. Since the impact of issuing these shares is dilutive to our EPS, under U.S. GAAP, they are included in our diluted weighted average number of common shares outstanding in our calculation of EPS if the impact of including these shares is dilutive. See Note 17, “Net Earnings (Loss) Per Common Share,” for details of our calculation of EPS.

Tax benefits resulting from the anticipated funding of the Settlement agreement were recorded as a $410 million net deferred tax asset on our consolidated balance sheet as of June 30, 2013. This deferred tax asset reflects the cash portion of the Settlement agreement and related accrued interest and the value of the 18 million shares of our common stock at the post-split price of $17.86 per share, which was the price when the Settlement agreement was reached in 2002. We intend to carry back a significant portion of the loss resulting from our deduction under the Settlement agreement. The efficiency of any amount carried back and the benefit therefrom, as well as the benefit from the amount carried forward, may depend upon, among other factors, the year we fund the Settlement agreement. Our tax benefit may be significantly reduced resulting in an increased tax expense which could have a material adverse effect on our consolidated results of operations if we fund the Settlement agreement later than 2013 or are unable to generate sufficient U.S. taxable income. For example, a delay in funding the Settlement agreement until 2014, could require us to increase our valuation allowance, resulting in an increased tax expense of as much as $50 million in 2013. The timing of our funding, however, is subject to factors beyond our control. Other facts that will impact our tax benefit include the amount of cash we pay, our tax position and the applicable tax codes, our past and anticipated future earnings in the U.S., as well as the price or our common stock at the time we fund the Settlement agreement. Changes in statutory tax rates or other new legislation or regulation may also change our deferred tax assets or liability balances, with an either favorable or unfavorable impact on our effective tax rate.

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

Principal Sources of Liquidity

We require cash to fund our operating expenses, cash restructuring payments, capital expenditures, interest, taxes and dividend payments and to pay our debt obligations and other long-term liabilities as they come due. Our principal sources of liquidity are cash flows from operations, accumulated cash and amounts available under our existing lines of credit described below, including the credit facility, and our accounts receivable securitization programs. We plan to repay our 12% senior notes at their maturity in February 2014 with available cash and/or committed liquidity. See Note 10, “Debt and Credit Facilities,” for further details.

We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, including all of the items mentioned above, and the cash payment under the Settlement agreement should it become payable within the next 12 months. We expect to retain approximately $200 million of cash and cash equivalents following payment of the cash portion of the Settlement agreement.

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents.

	June 30, 2013	December 31, 2012
Cash and cash equivalents	$640.1	$679.6

See “Analysis of Historical Cash Flows” below.

Cash flow from operations has tended to be lower in the first quarter and higher in the fourth quarter, reflecting seasonality of sales and working capital changes, including the timing of certain annual incentive compensation payments and seasonal inventory builds.

Lines of Credit

There were no amounts outstanding under the credit facility at June 30, 2013 and December 31, 2012. See Note 10, “Debt and Credit Facilities,” for further details.

Accounts Receivable Securitization Programs

At June 30, 2013, we had $206 million available under our programs, and we did not utilize our programs in 2013. See Note 8, “Accounts Receivable Securitization Program,” for further information.

Covenants

At June 30, 2013, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 10, “Debt and Credit Facilities” and in Note 8, “Accounts Receivable Securitization Programs.”

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

Analysis of Historical Cash Flows and Free Cash Flow

The following table shows the changes in our consolidated cash flows.

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in) operating activities from continuing operations	$62.4	$(61.7)
Net cash used in investing activities from continuing operations	(43.7)	(67.5)
Net cash used in financing activities from continuing operations	(77.6)	(100.5)

Net Cash Provided by (Used in) Operating Activities from Continuing Operations

2013

Net cash provided by operating activities from continuing operations in 2013 of $62 million was primarily attributable to net earnings adjusted to reconcile to net cash provided by operating activities of $252 million, which primarily included adjustments for depreciation and amortization, share-based incentive compensation expenses, profit sharing expenses, loss on debt redemption and deferred taxes. Net changes in operating assets and liabilities resulted in a net cash use of $190 million in 2013. Changes in trade receivables, net, inventories and accounts payable were a net use of cash of $103 million. This activity reflects our seasonality of sales, along with the timing of inventory purchases and the related receipts and payments of cash.

2012

Net cash used in operating activities from continuing operations in 2012 of $62 million was primarily attributable to net loss adjusted to reconcile to net cash used in operating activities of $165 million, which primarily included adjustments for depreciation and amortization, share-based incentive compensation expenses, profit sharing expenses impairment of equity method investment and deferred taxes. Net changes in operating assets and liabilities resulted in a net cash use of $227 million in 2012. Changes in trade receivables, net, inventories and accounts payable were a net use of cash of $119 million. This activity reflects the seasonality of sales, along with the timing of inventory purchases and the related receipts and payments of cash.

Net Cash Used in Investing Activities from Continuing Operations

2013

Net cash used in investing activities from continuing operations in 2013 of $44 million primarily consisted of capital expenditures of $51 million related to capacity expansions to support growth in net sales.

2012

Net cash used in investing activities from continuing operations in 2012 of $68 million primarily consisted of capital expenditures of $66 million primarily for property and equipment, productivity improvements and capacity expansions to support the growth in net sales.

Net Cash Used in Financing Activities from Continuing Operations

2013

Net cash used in financing activities from continuing operations of $78 million was primarily due to the following:

•	repurchase of $400 million on 7.875% Senior Notes due June 2017 for $431 million;

•	prepayment of term loan installments of $55 million;

•	payment of $51 million of quarterly dividends.

These factors were partially offset by issuance of $425 million of 5.25% Senior Notes due April 2023 and short term borrowings of $42 million.

2012

Net cash used in financing activities from continuing operations in 2012 of $101 million was primarily due to the following:

•	the cash payment of quarterly dividends of $50 million; and

•	prepayments of our term loan installments of $59 million.

Free Cash Flow

In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and as an indication of the strength and ability to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, it should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. We typically generate the majority of our annual free cash flow in the second half of the year. Below find details of free cash flow for the six months ended June 30, 2013 and 2012.

	Six Months Ended
	June 30,
	2013	2012	Increase
Cash flow provided by (used in) operating activities—continuing operations	$62.4	$(61.7)	$124.1
Capital expenditures for property and equipment	(51.2)	(66.4)	15.2

Free cash flow	$11.2	$(128.1)	$139.3

Changes in Working Capital

	June 30, 2013		December 31, 2012		Decrease
Working capital (current assets less current liabilities)	$767.		$888.8		$(121.3)
Current ratio (current assets divided by current liabilities)	1.3	x	1.4	x
Quick ratio (current assets, less inventories divided by current liabilities)	1.0	x	1.1	x

The $121 million, or 14%, decrease in working capital in the six months ended June 30, 2013 was primarily due to the classification of our 12% Senior Notes due 2014 to current portion of long-term debt from long-term debt.

Changes in Stockholders’ Equity

The $70 million, or 5%, decrease in stockholders’ equity in the six months ended June 30, 2013 was primarily due to dividends paid and accrued on our common stock of $51 million and cumulative translation adjustment change of $117 million, partially offset by net earnings of $56 million.

Derivative Financial Instruments

Foreign Currency Forward Contracts

At June 30, 2013, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity. The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” is incorporated herein by reference. For further discussion about these contracts and other financial instruments, see Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

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

At June 30, 2013, we had no outstanding interest rate swaps, outstanding collars or options.

The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $114 million in the fair value of the total debt balance at June 30, 2013. This change in the fair value of our fixed rate debt does not alter our obligations to repay the outstanding principal amount or any related interest of such debt. See Note 12, “Fair Value Measurements and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt.

Foreign Exchange Rates

Operations

As a large, global organization, we face exposure to changes in foreign currency exchange rates. These exposures may change over time as the mix of our transactions denominated in currencies other than the U.S. dollar changes and could materially impact our consolidated financial condition and results of operations in the future. See our MD&A above for the impacts foreign currency translation had on our operations.

Venezuela

Economic events in Venezuela have exposed us to heightened levels of foreign currency exchange risk.

The potential future impact to our consolidated financial condition and results of operations for bolivar-denominated transactions will depend on our access to U.S. dollars and on the exchange rates in effect when we enter into, re-measure and settle transactions. Therefore, it is difficult to predict the future impact until each transaction settles at its applicable exchange rate or is re-measured into U.S. dollars.

For the six months ended June 30, 2013, less than 1% of our consolidated net sales and operating income were derived from our businesses in Venezuela. As of June 30, 2013, we had net assets of $49 million in Venezuela, which primarily consisted of cash and cash equivalents of $30 million. Also, as of June 30, 2013, our Venezuelan subsidiaries had a negative cumulative translation adjustment balance of $46 million.

Foreign Currency Forward Contracts

We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at June 30, 2013 would have caused us to pay approximately $43 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.

Our foreign currency forward contracts are described in Note 11, “Derivatives and Hedging Activities,” which information is incorporated herein by reference.

We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to changes in foreign exchange rates and interest rate and currency swaps related to certain financing transactions. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At June 30, 2013, we had no foreign exchange options or interest rate and currency swap agreements outstanding.

Outstanding Debt

Our outstanding debt is generally denominated in the functional currency of the borrower. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $437 million at June 30, 2013 and $429 million at December 31, 2012.

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

Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was $5 million in the three months ended June 30, 2013, $1 million in the three months ended June 30, 2012, $7 million in the six months ended June 30, 2013 and $3 million in the six months ended June 30, 2012. The allowance for doubtful accounts was $29 million at June 30, 2013 and $26 million at December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the three months ended June 30, 2013, we implemented a new consolidation software application. We followed a system development process that required significant pre-implementation planning, design and testing.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 14, “Commitments and Contingencies,” which is incorporated herein by reference. See also Part I, Item 3, “Legal Proceedings,” of our 2012 Annual Report on Form 10-K, as subsequently updated by our Quarterly Reports on Form 10-Q, as well as the information incorporated by reference in that item.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended June 30, 2013, the average price paid per share and the maximum number of shares that may yet be purchased under our publicly announced plans or programs.

			Total Number of Share	Maximum Number of
		Average Price	Purchased As Part of	Shares that May Yet Be
	Total Number of	Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased (1)	Per Share	Plans or Programs	Plans or Programs
	(a)	(b)	(c)	(d)
Balance as of March 31, 2013				15,546,142
April 1, 2013 through April 30, 2013	4,335	—	—	15,546,142
May 1, 2013 through May 31, 2013	—	—	—	15,546,142
June 1, 2013 through June 30, 2013	17,600	—	—	15,546,142

Total	21,935	$—	—	15,546,142

(1)	We did not purchase any shares during the quarter ended June 30, 2013 pursuant to our publicly announced program (described below). We did acquire shares by means of (a) shares withheld from awards under our 2005 contingent stock plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan and (b) shares reacquired pursuant to the forfeiture provision of our 2005 contingent stock plan. (See table below.) We report price calculations in column (b) in the table above only for shares purchased as part of our publicly announced program, when applicable, including commissions. For shares withheld for tax withholding obligations or other legally required charges, we withhold shares at a price equal to their fair market value. We do not make payments for shares reacquired by the Company pursuant to the forfeiture provision of the 2005 contingent stock plan as those shares are simply forfeited.

	Shares withheld for tax	Average withholding price	Forfeitures under 2005
Period	obligations and charges	for shares in column “a”	Contingent Stock Plan	Total
	(a)	(b)	(c)	(d)
April 2013	3,335	$23.82	1,000	4,335
May 2013	—	—	—	—
June 2013	—	—	17,600	17,600

Total	3,335	$—	18,600	21,935

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

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Unofficial Composite Amended and Restated Certificate of Incorporation of the Company as currently in effect. (Exhibit 3.1 to the Company’s Registration Statement on Form S-3, Registration No. 333-108544, is incorporated herein by reference.)

3.2	Amended and Restated By-Laws of the Company as currently in effect. (Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 1-12139, is incorporated herein by reference.)

10.1	Sealed Air Corporation Deferred Compensation Plan for Key Employees (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report June 25, 2013, file No. 1-12139, is incorporated herein by reference.)

10.2	2005 Contingent Stock Plan of Sealed Air Corporation, as amended and restated on July 11, 2013 (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Date of Report June 11, 2013, File No. 1-12139, is incorporated herein by reference.)

31.1	Certification of Jerome A. Peribere pursuant to Rule 13a-14(a), dated August 7, 2013.

31.2	Certification of Carol P. Lowe pursuant to Rule 13a-14(a), dated August 7, 2013.

32	Certification of Jerome A. Peribere and Carol P. Lowe, pursuant to 18 U.S.C. § 1350, dated August 7, 2013.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: August 7, 2013	By:	/s/ William G. Stiehl
William G. Stiehl
Controller (Duly Authorized Executive Officer and Principal Accounting Officer)