Form 10-Q
period 2013-09-30
SEALED AIR CORP/DE
filed 2013-11-08
CIK 1012100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

There were 196,171,435 shares of the registrant’s common stock, par value $0.10 per share, issued and outstanding as of October 31, 2013.

SEALED AIR CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Non-U.S. GAAP Information

In our MD&A, we present financial information in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). We also present financial information that does not conform to U.S. GAAP, which we refer to as non-U.S. GAAP, as our management believes it is useful to investors. In addition, non-U.S. GAAP measures are used by management to review and analyze our operating performance and, along with other data, as internal measures for setting annual budgets and forecasts, assessing financial performance, providing guidance and comparing our financial performance with our peers. The non-U.S. GAAP information has limitations as an analytical tool and should not be considered in isolation from or as a substitute for U.S. GAAP information. It does not purport to represent any similarly titled U.S. GAAP information and is not an indicator of our performance under U.S. GAAP. Further, non-U.S. GAAP financial measures that we present may not be comparable with similarly titled measures used by others. Investors are cautioned against placing undue reliance on these non-U.S. GAAP measures. Investors are also urged to review and consider carefully the adjustments made by management to the most directly comparable U.S. GAAP financial measure to arrive at these non-U.S. GAAP financial measures.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$776.7	$679.6
Trade receivables, net of allowance for doubtful accounts of $35.8 in 2013 and $25.9 in 2012	1,216.4	1,224.7
Other receivables	133.3	101.3
Inventories	829.9	736.4
Deferred tax assets	382.6	393.0
Prepaid expenses and other current assets	95.6	87.4

Total current assets	3,434.5	3,222.4
Property and equipment, net	1,145.4	1,212.8
Goodwill	3,157.1	3,191.4
Intangible assets, net	1,046.7	1,139.7
Non-current deferred tax assets	161.3	150.3
Other assets, net	398.8	415.1

Total assets	$9,343.8	$9,331.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$75.2	$39.2
Current portion of long-term debt	180.0	1.8
Accounts payable	525.0	483.8
Deferred tax liabilities	17.2	10.3
Settlement agreement and related accrued interest	913.1	876.9
Accrued restructuring costs	77.2	72.4
Other current liabilities	844.0	849.2

Total current liabilities	2,631.7	2,333.6
Long-term debt, less current portion	4,335.2	4,540.8
Non-current deferred tax liabilities	314.1	367.0
Other liabilities	646.8	646.0

Total liabilities	7,927.8	7,887.4

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value per share, 50,000,000 shares authorized; no shares issued in 2013 and 2012	—	—
Common stock, $0.10 par value per share, 400,000,000 shares authorized; shares issued: 205,644,531 in 2013 and 204,660,621 in 2012; shares outstanding; 196,148,264 in 2013 and 194,557,669 in 2012	20.6	20.6
Common stock reserved for issuance related to Settlement agreement, $0.10 par value per share, 18,000,000 shares in 2013 and 2012	1.8	1.8
Additional paid-in capital	1,694.0	1,684.9
Retained earnings	274.5	254.8
Common stock in treasury, 9,496,267 shares in 2013 and 10,102,952 shares in 2012	(327.6)	(353.4)
Accumulated other comprehensive loss, net of taxes:
Unrecognized pension items	(137.5)	(142.3)
Cumulative translation adjustment	(112.9)	(24.1)
Unrealized gain on derivative instruments	1.4	1.5

Total accumulated other comprehensive loss, net of taxes	(249.0)	(164.9)

Total parent company stockholders’ equity	1,414.3	1,443.8
Noncontrolling interests	1.7	0.5

Total stockholders’ equity	1,416.0	1,444.3

Total liabilities and stockholders’ equity	$9,343.8	$9,331.7

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$1,935.9	$1,900.3	$5,750.2	$5,670.3
Cost of sales	1,279.5	1,256.7	3,810.7	3,777.3

Gross profit	656.4	643.6	1,939.5	1,893.0
Selling, general and administrative expenses	428.5	426.3	1,318.3	1,338.2
Amortization expense of intangible assets acquired	29.5	33.0	93.4	99.5
Impairment of goodwill and other intangible assets	—	1,334.3	—	1,334.3
Stock appreciation rights expense	8.7	2.9	26.8	5.6
Costs related to the acquisition and integration of Diversey	0.3	1.3	0.8	4.8
Restructuring and other charges	49.5	36.8	61.2	110.1

Operating profit (loss)	139.9	(1,191.0)	439.0	(999.5)
Interest expense	(88.9)	(96.6)	(269.4)	(291.2)
Impairment of equity method investment	(2.1)	—	(2.1)	(23.5)
Foreign currency exchange losses related to Venezuelan subsidiaries	0.7	(0.1)	(12.9)	(0.3)
Loss on debt redemption	—	—	(32.4)	—
Other income (expense), net	0.4	1.4	(2.8)	(8.2)

Earnings (loss) from continuing operations before income tax provision (benefit)	50.0	(1,286.3)	119.4	(1,322.7)
Income tax provision (benefit)	12.3	(48.0)	22.7	(55.4)

Net earnings (loss) from continuing operations	37.7	(1,238.3)	96.7	(1,267.3)
Net earnings from discontinued operations	—	5.9	—	15.3

Net earnings (loss) available to common stockholders	$37.7	$(1,232.4)	$96.7	$(1,252.0)

Net earnings (loss) per common share:
Basic:
Continuing operations	$0.19	$(6.41)	$0.50	$(6.58)
Discontinued operations	—	0.03	—	0.08

Net earnings (loss) per common share—basic	$0.19	$(6.38)	$0.50	$(6.50)

Diluted:
Continuing operations	$0.18	$(6.41)	$0.45	$(6.58)
Discontinued operations	—	0.03	—	0.08

Net earnings (loss) per common share—diluted	$0.18	$(6.38)	$0.45	$(6.50)

Dividends per common share	$0.13	$0.13	$0.39	$0.39

Weighted average number of common shares outstanding:
Basic	194.9	193.2	194.5	192.7

Diluted	213.7	193.2	213.4	192.7

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net earnings (loss) available to common stockholders	$37.7	$(1,232.4)	$96.7	$(1,252.0)
Other comprehensive income (loss), net of taxes:
Recognition of deferred pension items, net of taxes of $0.1 for the three months ended September 30, 2013, $1.8 for the nine months ended September 30, 2013 and $2.1 for the nine months ended September 30, 2012	(1.2)	(0.2)	4.8	2.9
Unrealized (losses) gains on derivative instruments, net of taxes of $0.2 for the nine months ended September 30, 2013 and $0.1 for the nine months ended September 30, 2012	(3.4)	0.4	(0.1)	0.2
Foreign currency translation adjustments	28.3	90.4	(88.8)	48.7

Comprehensive Income (loss), net of taxes	$61.4	$(1,141.8)	$12.6	$(1,200.2)

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2013	2012
Net earnings (loss) available to common stockholders from continuing operations	$96.7	$(1,267.3)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities from continuing operations:
Impairment of goodwill and other intangible assets	—	1,334.3
Depreciation and amortization	216.3	230.9
Share-based incentive compensation	20.3	16.9
Profit sharing expense	29.5	14.4
Costs related to the acquisition and integration of Diversey	0.8	4.8
Amortization of senior debt related items and other	12.3	14.6
Loss on debt redemption	32.4	—
Impairment of equity method investment	2.1	25.8
Provisions for bad debt	9.7	12.6
Provisions for inventory obsolescence	2.2	10.4
Deferred taxes, net	(48.5)	(119.8)
Excess tax benefit from share-based incentive compensation	—	(0.8)
Net gain on disposals of property and equipment and other	(1.3)	(0.9)
Changes in operating assets and liabilities:
Trade receivables, net	(35.5)	(67.0)
Inventories	(107.2)	(89.0)
Other assets	(40.3)	(29.7)
Accounts payable	48.2	(17.4)
Other liabilities	40.5	(8.1)

Net cash provided by operating activities from continuing operations	278.2	64.7

Cash flows from investing activities from continuing operations:
Capital expenditures for property and equipment	(80.0)	(97.8)
Business acquired in purchase transactions, net of cash and cash equivalents acquired	(1.5)	(2.6)
Proceeds from sales of property and equipment	5.8	1.4
Other investing activities	0.3	1.9

Net cash used in investing activities from continuing operations	(75.4)	(97.1)

Cash flows from financing activities from continuing operations:
Net proceeds from short-term borrowings	43.4	—
Payments of long-term debt	(456.1)	(88.6)
Proceeds from long-term debt	425.1	18.5
Dividends paid on common stock	(76.4)	(75.7)
Acquisition of common stock for tax withholding obligations under our 2005 contingent stock plan	(3.9)	(9.4)
Payments of debt issuance costs	(7.7)	—
Payments for debt extinguishment costs	(26.2)	—
Excess tax benefit from share-based incentive compensation	—	0.8
Other financing payments	—	(1.7)

Net cash used in financing activities from continuing operations	(101.8)	(156.1)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(3.9)	13.7

Net change in cash and cash equivalents from continuing operations	97.1	(174.8)

Net cash provided by operating activities from discontinued operations	—	16.0
Net cash used in investing activities from discontinued operations	—	(0.8)
Net cash used in financing activities from discontinued operations	—	(3.2)

Net change in cash and cash equivalents from discontinued operations	—	12.0

Cash and cash equivalents:
Balance, beginning of period	679.6	703.6
Net change during the period	97.1	(162.8)

Balance, end of period	$776.7	$540.8

Supplemental Cash Flow Information:
Interest payments, net of amounts capitalized	$254.0	$278.2

Income tax payments	$78.6	$92.4

Restructuring payments (including associated costs)	$71.7	$62.9

Stock appreciation rights payments (less amounts included in restructuring payments)	$42.8	$22.8

Non-cash items:
Transfers of shares of our common stock from treasury as part of our 2012 and 2011 profit-sharing plan contributions	$18.7	$18.6

See accompanying Notes to Condensed Consolidated Financial Statements.

SEALED AIR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts are in millions, except per share data)

(1) Organization and Basis of Presentation

Organization

We are a global leader in food safety and security, facility hygiene and product protection. We serve an array of end markets including food and beverage processing, food service, retail, health care, hospitality and industrial, commercial and consumer applications. We have widely recognized and inventive brands such as Bubble Wrap® brand cushioning, Cryovac® brand food packaging solutions and Diversey® brand cleaning and hygiene solutions. We conduct substantially all of our business through three wholly-owned subsidiaries, Cryovac, Inc., Sealed Air Corporation (US) and Diversey, Inc.

Throughout this report, when we refer to “Sealed Air,” the “Company,” “we,” “our,” or “us,” we are referring to Sealed Air Corporation and all of our subsidiaries, except where the context indicates otherwise.

During the fourth quarter of 2012, we began operating under new business divisions for our segment reporting structure. The new segment reporting structure consists of three global business divisions. In the third quarter of 2013, we renamed our global business divisions under our segment reporting structure. There was no impact to the reportable segment results. The following are the changes to the names of our three global business divisions:

•	Food Care, which was previously named Food & Beverage;

•	Diversey Care, which was previously named Institutional & Laundry; and

•	Product Care, which was previously named Protective Packaging.

See Note 4, “Segments,” for further details of our segment structure.

Basis of Presentation

Our condensed consolidated financial statements include all of the accounts of the Company and our subsidiaries. We have eliminated all significant intercompany transactions and balances in consolidation. In management’s opinion, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our condensed consolidated balance sheet as of September 30, 2013 and our condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 have been made. The results set forth in our condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and in our condensed consolidated statements of cash flows for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. All amounts are in millions, except per share amounts, and approximate due to rounding. Some prior period amounts have been reclassified to conform to the current year presentation. These reclassifications, individually and in the aggregate, had no impact on our consolidated financial condition, results of operations and cash flows.

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

In November 2012, we completed the sale of Diversey G.K. (“Diversey Japan”) (an indirect subsidiary of Sealed Air). The operating results for Diversey Japan were reclassified to discontinued operations, net of tax, on the consolidated statements of operations for the three and nine months ended September 30, 2012. Prior year disclosures in the condensed consolidated statement of cash flows and the notes to condensed consolidated financial statements have been revised accordingly. See Note 3, “Divestiture”.

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, a company is required to present either on the statement of operations or in the notes significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The disclosure requirements are effective for annual reporting periods beginning after December 15, 2012, prospectively. We have included footnote disclosures for the three months and nine months ended September 30, 2013. See Note 11, “Derivatives and Hedging Activities and Note 15, “Stockholders’ Equity” for further details. The adoption of this standard did not have any material effect on our consolidated financial condition or results of operations as they are disclosure requirements only.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. This standard update permits companies to use the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the U.S. government (UST) and London Interbank Offered Rate. This amendment also removes the restriction on using different benchmark rates for similar hedges. This amendment was effective on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. There was no impact on our condensed consolidated financial statements upon adoption of this standard update.

Pending in 2013

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This standard update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This standard becomes effective for fiscal years and interim periods within those years beginning after December 15, 2013. This standard update is required to be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements that existed at the beginning of the fiscal year of adoption. We do not believe the adoption of this standard will have a material impact to our consolidated financial position or results of operations.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists. This standard update provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This standard update becomes effective for fiscal years and interim periods within those years beginning after December 15, 2013. The amendment should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoptions and retrospective application are permitted. We do not believe the adoption of this standard will have a material impact to our consolidated financial statements.

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

Diversey Japan was acquired as part of the acquisition of Diversey Holdings, Inc. and its subsidiaries, (“Diversey”) on October 3, 2011. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of the Diversey Japan business are presented as discontinued operations, net of tax, in the condensed consolidated statements of operations and condensed consolidated statements of cash flows and all related disclosures and, as such, have been excluded from both continuing operations and segment results for the three and nine months ended September 30, 2012 presented.

Summary operating results for this discontinued operation were as follows:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Net sales	$78.9	$230.8

Operating profit	$9.8	$25.9

Earnings before income tax provision	$9.6	$25.0
Income tax provision	3.7	9.7

Net earnings from discontinued operations, net of tax	$5.9	$15.3

In connection with the sale, we entered into several agreements. While those agreements have generated revenues and cash flows for us, the amounts and our continuing involvement in operations in Japan are not significant to our consolidated financial condition or results of operations.

(4) Segments

During the fourth quarter of 2012, we began to operate under three new business divisions for our segment reporting structure. This new structure replaced our legacy seven business unit structure. We also refer to our new segment reporting structure as “divisions”. The changes to our segment reporting structure did not have any impact on the historical consolidated results of operations of the Company. Prior period segment results have been revised to the new segment presentation.

We report our segment information in accordance with the provisions of FASB ASU Topic 280, “Segment Reporting.” Our segment reporting corresponds with management’s current approach of allocating resources and assessing the performance of our segments. Our segments are aligned with groups of similar products.

In the third quarter of 2013, we renamed our global business divisions under our segment reporting structure, which did not have any impact to the reportable segment results. The following are the changes to the names of our three global business divisions:

•	Food Care, which was previously named Food & Beverage;

•	Diversey Care, which was previously named Institutional & Laundry; and

•	Product Care, which was previously named Protective Packaging.

The following table shows net sales, depreciation and amortization and operating profit by our segment reporting structure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales
Food Care	$950.5	$935.5	$2,799.5	$2,753.2
Diversey Care	531.9	527.2	1,614.6	1,597.9
Product Care	402.7	388.9	1,183.6	1,171.0
Other Category	50.8	48.7	152.5	148.2

Total	$1,935.9	$1,900.3	$5,750.2	$5,670.3

Depreciation and amortization(1)
Food Care	$30.6	$34.9	$96.6	$112.8
Diversey Care	31.1	32.6	97.4	95.7
Product Care	9.5	10.4	29.9	29.6
Other Category	2.3	4.2	12.7	9.7

Total	$73.5	$82.1	$236.6	$247.8

Operating profit (loss)
Food Care	$115.3	$(228.0)	$311.8	$(75.9)
Diversey Care	18.1	(976.2)	46.8	(956.0)
Product Care	52.9	53.0	143.6	150.6
Other Category	3.4	(1.7)	(1.2)	(3.3)

Total segments and other	189.7	(1,152.9)	501.0	(884.6)
Costs related to the acquisition and integration of Diversey	0.3	1.3	0.8	4.8
Restructuring and other charges(2)	49.5	36.8	61.2	110.1

Total	$139.9	$(1,191.0)	$439.0	$(999.5)

(1)	Includes depreciation and amortization of $68.1 million in the three months ended September 30, 2013, $75.4 million in the three months ended September 30, 2012, $216.3 million in the nine months ended September 30, 2013 and $230.9 million in the nine months ended September 30, 2012, and amortization of share-based incentive compensation expense of $5.4 million in the three months ended September 30, 2013, $6.6 million in the three months ended September 30, 2012, $20.3 million in the nine months ended September 30, 2013 and $16.9 million in the nine months ended September 30, 2012.

(2)	Restructuring and other charges by our segment reporting structure were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Food Care	$16.4	$26.6	$19.1	$82.3
Diversey Care	21.4	6.5	26.3	14.1
Product Care	10.4	1.4	14.5	11.0
Other Category	1.3	2.3	1.3	2.7

Total	$49.5	$36.8	61.2	$110.1

The restructuring and other charges in 2013 primarily relate to our previously announced 2013 Earnings Quality Improvement Program (EQIP). See Note 9, “Restructuring Activities.”

Allocation of Goodwill to Reportable Segments

Our management views goodwill and identifiable intangible assets as a corporate asset, so we do not allocate their balances to the reportable segments. However, we are required to allocate their balances to each reporting unit to perform our annual impairment review of goodwill. See Note 7, “Goodwill and Identifiable Intangible Assets,” for the allocation of goodwill and the changes in goodwill in the nine months ended September 30, 2013 by our segment structure.

(5) Inventories

The following table details our inventories and the reduction of certain inventories to a LIFO basis:

	September 30, 2013	December 31, 2012
Inventories (at FIFO, which approximates replacement value):
Raw materials	$133.3	$128.4
Work in process	133.0	117.0
Finished goods	614.0	542.4

Subtotal (at FIFO)	880.3	787.8
Reduction of certain inventories to LIFO basis	(50.4)	(51.4)

Total	$829.9	$736.4

We determine the value of some of our non-equipment U.S. inventories by the last-in, first-out, or LIFO, inventory method. U.S. inventories determined by the LIFO method were $128 million at September 30, 2013 and $104 million at December 31, 2012.

(6) Property and Equipment, net

The following table details our property and equipment, net:

	September 30,	December 31,
	2013	2012
Land and improvements	$139.1	$142.5
Buildings	737.9	715.4
Machinery and equipment	2,511.5	2,548.9
Other property and equipment	176.8	154.2
Construction-in-progress	84.5	85.7

Property and equipment, gross	3,649.8	3,646.7
Accumulated depreciation and amortization	(2,504.4)	(2,433.9)

Property and equipment, net	$1,145.4	$1,212.8

The following table details our interest cost capitalized and depreciation and amortization expense for property and equipment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest cost capitalized	$1.0	$1.6	$3.7	$3.9

Depreciation and amortization expense for property and equipment	$38.6	$42.8	$122.9	$131.1

(7) Goodwill and Identifiable Intangible Assets

Goodwill

The following table shows our goodwill balances by our new segment reporting structure. We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. As of September 30, 2013, we did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

	Gross Carrying Value at December 31, 2012	Accumulated Impairment	Carrying Value at December 31, 2012	Impact of Foreign Currency Translation Nine Months Ended September 30, 2013	Gross Carrying Value at September 30, 2013	Accumulated Impairment	Carrying Value at September 30, 2013
Food Care	$837.7	$(208.0)	$629.7	$(9.3)	$828.4	$(208.0)	$620.4
Diversey Care	2,026.1	(883.0)	1,143.1	(25.0)	2,001.1	(883.0)	1,118.1
Product Care	1,372.7	—	1,372.7	(0.1)	1,372.6	—	1,372.6
Other category	45.9	—	45.9	0.1	46.0	—	46.0

Total	$4,282.4	$(1,091.0)	$3,191.4	$(34.3)	$4,248.1	$(1,091.0)	$3,157.1

Identifiable Intangible Assets

The following tables summarize our identifiable intangible assets with definite and indefinite useful lives. We have determined that substantially all of the trademarks and trade names included below had indefinite useful lives as of September 30, 2013. As of September 30, 2013, there were no impairment indicators present.

	September 30, 2013				December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net
Customer relationships	$970.3	$(158.8)	(148.9)	$662.6	$978.1	$(112.7)	$(148.9)	$716.5
Trademarks and trade names	881.5	(0.1)	(630.2)	251.2	882.3	(0.9)	(630.2)	251.2
Technology	246.7	(115.7)	(22.2)	108.8	243.5	(79.1)	(22.2)	142.2
Contracts	44.0	(19.9)	—	24.1	44.6	(14.8)	—	29.8

Total	$2,142.5	$(294.5)	$(801.3)	$1,046.7	$2,148.5	$(207.5)	$(801.3)	$1,139.7

The following table shows the remaining estimated future amortization expense at September 30, 2013:

2013	$29.3
2014	111.2
2015	85.4
2016	83.0
2017	79.8
Thereafter	406.9

Total	$795.6

(8) Accounts Receivable Securitization Programs

U.S. Accounts Receivables Securitization Program

We and a group of our U.S. subsidiaries maintain an accounts receivable securitization program with two banks and issuers of commercial paper administered by these banks. As of September 30, 2013, the maximum purchase limit for receivable interests was $125 million, subject to the availability limits described below.

The amounts available from time to time under this program may be less than $125 million due to a number of factors, including but not limited to our credit ratings, trade receivable balances, the creditworthiness of our customers and our receivables collection experience. During the nine months ended September 30, 2013, the level of eligible assets available under the program was lower than $125 million primarily due to our current credit ratings. As a result, the amount available to us under the program was $104 million at September 30, 2013. Although we do not believe restrictions under this program presently materially restrict our operations, if an additional event occurs that triggers one of these restrictive provisions, we could experience a further decline in the amounts available to us under the program or termination of the program.

This program expires annually in September and is renewable. In September 2013, before the expiration of the program, we extended the expiration date of the program to September 2014.

European Accounts Receivables Securitization Program

In February 2013, we entered into a European accounts receivable securitization program and purchase agreement with a special purpose vehicle, or SPV, two banks and a group of our European subsidiaries and in the second quarter of 2013, we added two additional subsidiaries into the program. The maximum purchase limit for receivable interests was €95 million, ($128 million equivalent at September 30, 2013) subject to availability limits, and the program is scheduled to expire in February 2014. The terms and provisions of this program are similar to our U.S. program discussed above. As of September 30, 2013, the amount available under this program was €71 million ($96 million equivalent as of September 30, 2013).

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

As of September 30, 2013 and December 31, 2012, we had no amounts outstanding under either the U.S. or European program, and we did not utilize these programs during 2013. Under limited circumstances, the banks and the issuers of commercial paper can end purchases of receivables interests before the above expiration dates. A failure to comply with debt leverage or various other ratios related to our receivables collection experience could result in termination of the receivables programs. We were in compliance with these ratios at September 30, 2013 and December 31, 2012, as applicable.

(9) Restructuring Activities

2013 Earnings Quality Improvement Program (EQIP)

In May 2013, we announced the commencement of EQIP, which is an initiative to deliver meaningful cost savings and network optimization. The costs associated with this plan consist primarily of (i) a reduction in headcount (expected to be approximately 400-500 employees) and other costs associated with divisional realignment and connected profitability improvement programs, including severance and termination benefits for employees, expected to be approximately $90 million to $95 million, (ii) costs and capital expenditures associated with incremental supply chain network optimization projects, including facility relocation and closures, expected to be approximately $85 million to $95 million, and (iii) other costs associated with the plan, currently estimated to be approximately $5 million to $10 million. As a result, we currently estimate that we will incur total costs of approximately $180 million to $200 million in connection with implementation of this plan, including capital expenditures of approximately $55 million to $70 million. The above amounts include anticipated cash payments of $65 million in 2013. These amounts are preliminary estimates based on the information currently available to management. The plan is expected to be completed by the end of 2015.

The associated costs and related restructuring charges for EQIP in the three and nine months ended September 30, 2013 are included in the table below:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Associated costs	$4.8	$6.7
Restructuring charges	48.0	64.7

Total	$52.8	$71.4

The associated costs included in the table above primarily consist of consulting and rebranding costs incurred in connection with the rebranding of the Company and its divisions, which were included in selling, general and administrative expenses on the condensed consolidated statements of operations for the three and nine months ended September 30, 2013. The restructuring charges included in the table above primarily consist of termination and benefit costs.

The restructuring accrual, spending and other activity for the nine months ended September 30, 2013 and the accrual balance remaining at September 30, 2013 related to this program were as follows:

EQIP restructuring accrual at December 31, 2012	$—
Accrual and accrual adjustments	64.7
Cash payments during 2013	(7.1)
Effect of changes in foreign currency exchange rates	0.5

EQIP restructuring accrual at September 30, 2013	$58.1

Cash payments including associated costs were $14 million in the nine months ended September 30, 2013. We expect to pay $42 million of the accrual balance remaining at September 30, 2013 within the next twelve months. This amount is included in accrued restructuring costs on the condensed consolidated balance sheet at September 30, 2013. The majority of the remaining accrual of $16 million is expected to be paid in 2014 and 2015 with minimal amounts to be paid out in 2016. This amount is included in other liabilities on our condensed consolidated balance sheet at September 30, 2013.

2011-2014 Integration and Optimization Program (IOP)

In December 2011, we initiated a restructuring program associated with the integration of Diversey’s business following our acquisition of Diversey on October 3, 2011. The program primarily consists of (i) reduction in headcount, (ii) consolidation of facilities, (iii) supply chain network optimization, and (iv) certain other capital expenditures. This program is expected to be completed by the end of 2014.

The associated costs and related restructuring charges for IOP in the three and nine months ended September 30, 2013 and 2012 are included in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Associated costs	$3.6	$2.9	$12.1	$10.3
Restructuring charges	0.2	37.5	(4.8)	110.6

Total	$3.8	$40.4	$7.3	$120.9

The associated costs in the table above primarily consist of consulting fees included in selling, general and administrative expenses on the condensed consolidated statements of operations for the three and nine months ended September 30, 2013. The associated costs for the nine months ended September 30, 2012 include asset impairment charges of $5 million related to a facility closure in the U.S., included in cost of sales in our Food Care segment.

The restructuring charges included in the table above primarily consist of termination and benefits costs, including cash-settled stock appreciation rights that were previously issued to Diversey employees as a portion of the total consideration for the acquisition of Diversey of $0.2 million and $1 million for the three and nine months ended September 30, 2013. This compares to a nominal amount for the three months ended September 30, 2012 and $8 million for the nine months ended September 30, 2012. See Note 15, “Stockholders’ Equity,” for further details of these awards. These charges were included in restructuring and other charges on our condensed consolidated statements of operations.

The restructuring accrual, spending and other activity for the nine months ended September 30, 2013 and the accrual balance remaining at September 30, 2013 related to this program were as follows:

IOP restructuring accrual at December 31, 2012	$88.2
Revision to accrual	(8.7)
Additional accrual	3.9
Cash payments during 2013	(46.0)
Effect of changes in foreign currency exchange rates	(1.4)

IOP restructuring accrual at September 30, 2013	$36.0

Cumulative cash payments including associated costs made in connection with this program through September 30, 2013 were $190 million. We expect to pay $33 million of the accrual balance remaining at September 30, 2013 within the next twelve months. This amount is included in accrued restructuring costs on the condensed consolidated balance sheet at September 30, 2013. The majority of the remaining accrual of $3 million is expected to be paid in 2014 with minimal amounts to be paid out in 2015. This amount is included in other liabilities on our condensed consolidated balance sheet at September 30, 2013.

(10) Debt and Credit Facilities

Our total debt outstanding consisted of the amounts included in the table below.

	September 30, 2013	December 31, 2012
Short-term borrowings	$75.2	$39.2
Current portion of long-term debt(1)	180.0	1.8
Total current debt	255.2	41.0

5.25% Senior Notes due April 2023	425.0	—
12% Senior Notes due February 2014(1)	—	153.4
Term Loan A Facility due October 2016, less unamortized lender fees of $11.0 in 2013 and $15.4 in 2012(2)	761.5	843.9
7.875% Senior Notes due June 2017, less unamortized discount of $5.5 in 2012(3)	—	394.5
Term Loan B Facility due October 2018, less unamortized lender fees of $9.4 in 2013 and $10.7 in 2012, and unamortized discount of $13.8 in 2013 and $15.6 in 2012(2)	772.5	771.6
8.125% Senior Notes due September 2019	750.0	750.0
6.50% Senior Notes due December 2020	425.0	425.0
8.375% Senior Notes due September 2021	750.0	750.0
6.875% Senior Notes due July 2033, less unamortized discount of $1.4 in 2013 and 2012	448.6	448.6
Other	2.6	3.8

Total long-term debt, less current portion	4,335.2	4,540.8

Total debt(4)	$4,590.4	$4,581.8

(1)

The 12% Senior Notes due February 2014 were reclassified to current portion of long-term debt as of September 30, 2013. In addition, we reclassified the third quarter 2014 Term Loan A and Term Loan B installment payments to current portion of long term debt.

(2)	In the nine months ended September 30, 2013, we prepaid a portion of our 2014 Term Loan A ($51 million) and Term Loan B ($4 million) installments.
(3)	During 2013, we purchased all of our outstanding $400 million 7.875% Senior Notes due 2017. See below for further discussion.
(4)	The weighted average interest rate on our outstanding debt was 6.2% as of September 30, 2013 and 6.4% as of December 31, 2012.

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

	September 30,	December 31,
	2013	2012
Used lines of credit	$75.2	$39.2
Unused lines of credit (1)	1,003.4	989.5

Total available lines of credit	$1,078.6	$1,028.7

Available lines of credit — committed(1)	$700.5	$700.5
Available lines of credit — uncommitted	378.1	328.2

Total available lines of credit	$1,078.6	$1,028.7

Accounts receivable securitization program — committed(2)	$200.0	$112.0

(1)	Includes a $700 million revolving senior secured credit facility that expires October 2016.
(2)	See Note 8, “Accounts Receivable Securitization Programs,” for further details.

Other Lines of Credit

Substantially all our short-term borrowings of $75 million at September 30, 2013 and $39 million at December 31, 2012 were outstanding under lines of credit available to several of our foreign subsidiaries. The following table details our other lines of credit.

	September 30, 2013	December 31, 2012
Available lines of credit	$378.7	$328.3
Unused lines of credit	303.5	289.0
Weighted average interest rate	13.1%	10.2%

Covenants

Each issue of our outstanding senior notes imposes limitations on our operations and those of specified subsidiaries. Additionally, the senior secured credit facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our indebtedness, liens, investments, restricted payments, mergers and acquisitions, dispositions of assets, transactions with affiliates, amendment of documents and sale leasebacks, and a covenant specifying a maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the credit facility). We were in compliance with the above financial covenants and limitations at September 30, 2013.

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

Net unrealized after tax gains (losses) related to these contracts that were included in other comprehensive loss for the three and nine months ended September 30, 2013 and 2012 and any amounts reclassified to the consolidated statements of operations were not material. The unrealized amounts in other comprehensive income (loss) will fluctuate based on changes in the fair value of open contracts during each reporting period.

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

Other Derivative Instruments

We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to foreign exchange rates and interest rate and currency swaps related to access to international financing transactions. These instruments can potentially limit foreign exchange exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At September 30, 2013 and December 31, 2012, we had no foreign exchange options or interest rate and currency swap agreements outstanding.

See Note 12, “Fair Value Measurements and Other Financial Instruments,” for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments.

Fair Value of Derivative Instruments

The following table details the fair value of our derivative instruments included on our condensed consolidated balance sheets.

	Fair Value of Asset Derivatives (1)		Fair Value of (Liability) Derivatives (1)
	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012
Derivatives designated as hedging instruments:
Foreign currency forward contracts (cash flow hedges)	$1.9	$0.5	$(2.0)	$(0.8)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	3.4	4.9	(33.1)	(29.6)

Total	$5.3	$5.4	$(35.1)	$(30.4)

(1)	Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the condensed consolidated balance sheets.

The following table details the effect of our derivative instruments on our condensed consolidated statements of operations. The gains and losses on foreign currency forward contracts included below were substantially offset by the gains and losses resulting from the remeasurement of the underlying foreign currency denominated items, which are included in other expense, net, on the condensed consolidated statement of operations. The underlying foreign currency denominated items include third party and intercompany receivables and payables and interest-bearing intercompany loans. See “Foreign Currency Forward Contracts Not Designated as Hedges” above for further information.

	Amount of Gain (Loss) Recognized in Earnings on Derivatives(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$—	$—	$0.4
Foreign currency forward contracts	1.5	—	1.7	(0.1)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	11.1	13.6	(5.1)	8.0

Total	$12.6	$13.6	$(3.4)	$8.3

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

The following table details the fair value hierarchy of our financial instruments.

September 30, 2013	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$345.1	$—	$345.1	$—
Derivative financial instruments net liability:
Foreign currency forward contracts	$29.8	$—	$29.8	$—

December 31, 2012	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$210.0	$—	$210.0	$—
Derivative financial instruments net liability:
Foreign currency forward contracts	$25.0	$—	$25.0	$—

Cash Equivalents

Our cash equivalents at September 30, 2013 and December 31, 2012 consisted of commercial paper and time deposits (fair value determined using Level 2 inputs). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

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

Counterparties to these foreign currency forward contracts are rated at least A- by Standard & Poor’s and Baa1 by Moody’s. Credit ratings on some of our counterparties may change during the term of our financial instruments. We closely monitor our counterparties’ credit ratings and if necessary will make appropriate changes to our financial instruments. The fair value generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date.

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

The table below shows the carrying amounts and estimated fair values of our total debt:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
12% Senior Notes due February 2014	$151.1	$156.6	$153.4	$172.0
Term Loan A Facility due October 2016(1)	786.9	786.9	843.9	843.9
7.875% Senior Notes due June 2017	—	—	394.5	424.8
Term Loan B Facility due October 2018(1)	774.3	774.3	771.6	771.6
8.125% Senior Notes due September 2019	750.0	837.2	750.0	846.8
6.50% Senior Notes due December 2020	425.0	445.3	425.0	463.1
8.375% Senior Notes due September 2021	750.0	842.8	750.0	858.5
5.25% Senior Notes due April 2023	425.0	404.3	—	—
6.875% Senior Notes due July 2033	448.6	420.0	448.6	421.7
Other foreign loans	79.1	78.9	44.2	44.0
Other domestic loans	0.4	0.4	0.6	0.6

Total debt	$4,590.4	$4,746.7	$4,581.8	$4,847.0

(1)	Includes borrowings denominated in currencies other than U.S. dollars.

As of September 30, 2013, we did not have any non–financial assets and liabilities that were carried at fair value on a recurring basis in the condensed consolidated financial statements or for which a fair value measurement was required. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are inventories, net property and equipment, goodwill, intangible assets, and asset retirement obligations.

(13) Income Taxes

Effective Income Tax Rate and Income Tax Provision

Our effective income rate from continuing operations was 24.6% for the three months ended September 30, 2013 and was 19.0% for the nine months ended September 30, 2013. Our effective income tax rate for both the three and nine months ended September 30, 2013 benefited from a favorable earnings mix, with earnings in jurisdictions with low tax rates and losses in jurisdictions, including the U.S. with high tax rates. The favorable factors were partially offset by losses and restructuring charges in jurisdictions where we did not have any tax benefit due to the applicable tax rate or valuation allowances. The effective income tax rate for the nine months ended September 30, 2013 benefited from a retroactive reinstatement of certain tax provisions that were recorded as discrete items during the three months ended March 31, 2013. On January 2, 2013, the President signed the American Taxpayer Relief Act of 2012, retroactively reinstating and extending the research and development tax credit and certain foreign tax provisions from January 1, 2012 through December 31, 2013.

We incurred losses from continuing operations during the three month and nine month periods ended September 30, 2012. Our loss before income taxes from continuing operations for the three month and nine month periods ended September 30, 2012 was reduced by an income tax benefit of $48 million and $55 million, respectively (an effective income tax benefit rate of 4% in each period). The tax benefit for the three month and nine month periods was 4% because our net loss resulted from an impairment charge, substantially all of which related to non-deductible goodwill, with no corresponding tax benefit. Our tax provision for both the three month and nine month periods benefitted from earnings in jurisdictions with low tax rates and losses in jurisdictions, such as the U.S., with high tax rates, as well as favorable settlements of certain tax disputes totaling $2 million in the three months ended September 30, 2012 and $12 million in the nine months ended September 30, 2012. The favorable factors were partially offset by losses in jurisdictions where we did not have any tax benefit due to the applicable tax rate or valuation allowances. In addition, during the three months ended September 30, 2012, we increased our valuation allowances by a total of $36 million to provide for certain foreign tax credits and net operating losses that we currently believe are not likely to be realized. This increase in our valuation allowance was offset by a reduction in our unrecognized tax benefits resulting in no material change to our tax expense for the three months ended September 30, 2012.

Unrecognized Tax Benefits

We made payments to foreign jurisdictions of approximately $14 million (including $2 million of interest) during the nine months ended September 30, 2013, which reduced our unrecognized tax benefits. We have not changed our policy with regard to the reporting of penalties and interest related to unrecognized tax benefits.

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

We recorded a pre-tax charge of approximately $850 million as a result of the Settlement agreement on our condensed consolidated statement of operations for the year ended December 31, 2002. The charge consisted of the following items:

•

a charge of $513 million covering a cash payment that we will be required to make under the Settlement agreement upon the effectiveness of an appropriate plan of reorganization in the Grace bankruptcy. Because we cannot predict when a plan of reorganization may become effective, we recorded this liability as a current liability on our consolidated balance sheet at December 31, 2002. Under the terms of the Settlement agreement, this amount accrues interest at a 5.5% annual rate from December 21, 2002 to the date of payment. We have recorded this interest in interest expense on our condensed consolidated statements of operations and in Settlement agreement and related accrued interest on our condensed consolidated balance sheets. The accrued interest, which is compounded annually, was $400 million at September 30, 2013 and $364 million at December 31, 2012.

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

Parties appealed the Amended District Court Opinion and the Amended District Court Confirmation Order to the Third Circuit Court of Appeals and filed briefs in connection with their appeals. The Third Circuit Court of Appeals heard oral arguments with respect to the appeals on June 17, 2013 and took these matters under advisement. By separate opinions and judgments entered on July 24, 2013 and September 4, 2013, the Third Circuit Court of Appeals affirmed the District Court’s decision to overrule objections to the PI Settlement Plan by Garlock, Anderson Memorial, the State of Montana, and Her Majesty the Queen in Right of Canada (the “Third Circuit Opinions & Judgments”). The Third Circuit Opinions & Judgments relate to the appeals filed by Garlock Sealing, Anderson Memorial, Montana, and the Queen and do not address an appeal filed by certain holders of Grace’s prepetition bank debt

(the “Bank Lender Appeal”). The Bank Lender Appeal remains pending before the Third Circuit Court of Appeals. We do not know when the Third Circuit Court of Appeals will rule on the Bank Lender Appeal or whether there will be further proceedings with respect to the Bank Lender Appeal or other appeals to the PI Settlement Plan (either in the Third Circuit Court of Appeals or other courts). Recently, Grace indicated that it could not reasonably expect to emerge from bankruptcy in 2013 given the appeals to the PI Settlement Plan. Grace also indicated that it would expect to emerge from bankruptcy by the end of January 2014 if there were a ruling by the Third Circuit Court of Appeals on the Bank Lender Appeal and if there were no further appeals to the United States Supreme Court (the “Supreme Court”). Grace also indicated that if further appeals were filed, it believed that its emergence would probably be delayed by 2 to 3 months. We do not control the appellate timetable, including when or how the Third Circuit Court of Appeals will rule on the Bank Lender Appeal, whether the parties will seek to appeal any Third Circuit ruling to the Supreme Court, whether the Supreme Court will take up any of these appeals, or how any ruling on appeal might impact the PI Settlement Plan. We also cannot make assurances that Grace’s timing for emergence is or will be correct or that the target date for Grace’s emergence has not been or will not be revised.

Consistent with our Settlement agreement, we are prepared to pay the Settlement amount directly to the asbestos trusts to be established under section 524(g) of the Bankruptcy Code once the conditions of the Settlement agreement are fully satisfied. Among those conditions is that approval of an appropriate Grace bankruptcy plan – containing all releases, injunctions, and protections required by the Settlement agreement – be final and not subject to any appeal. Given the appeals that have been filed with respect to the PI Settlement Plan (which include, without limitation, challenges to injunctions and releases in the PI Settlement Plan) and the possibility of further proceedings with respect to such appeals, the condition that approval of the PI Settlement Plan be final and not subject to any appeal has not been satisfied at this time. The Company has not waived this or any other condition of the Settlement agreement nor can there be any assurance that each of the parties whose consent or waiver is required for Grace to emerge from bankruptcy while the appeals are pending will provide such consent or waiver. Although we are optimistic that, if it were to become effective, the PI Settlement Plan would implement the terms of the Settlement agreement, we can give no assurance that this will be the case notwithstanding the confirmation of the PI Settlement Plan by the Bankruptcy Court and the District Court and the Third Circuit Opinions & Judgments. The terms of the PI Settlement Plan remain subject to amendment. Moreover, the PI Settlement Plan is subject to the satisfaction of a number of conditions which are more fully set forth in the PI Settlement Plan and include, without limitation, the availability of exit financing and the approval of the PI Settlement Plan becoming final and no longer subject to appeal. As noted, parties have appealed the Amended District Court Confirmation Order to the Third Circuit Court of Appeals or have otherwise challenged the Amended District Court Opinion and the Amended District Court Confirmation Order. Matters relating to the PI Settlement Plan, the Bankruptcy and Amended District Court Opinions, the Bankruptcy and Amended District Court Confirmation Orders and the Third Circuit Opinions & Judgments may be subject to further appeal, challenge, and proceedings before the Bankruptcy Court, the District Court, the Third Circuit Court of Appeals, the Supreme Court, or elsewhere. Parties have challenged various issues with respect to the PI Settlement Plan, the Bankruptcy and Amended District Court Opinions, and the Bankruptcy and Amended District Court Confirmation Orders, including, without limitation, issues relating to releases and injunctions contained in the PI Settlement Plan.

While the Bankruptcy Court and the District Court have confirmed the PI Settlement Plan and the Third Circuit Court of Appeals has entered the Third Circuit Opinions & Judgments, we do not know whether or when the Third Circuit Court of Appeals will affirm the Amended District Court Confirmation Order or the Amended District Court Opinion with respect to the Bank Lender Appeal, whether or when the Bankruptcy and Amended District Court Opinions or the Bankruptcy and Amended District Court Confirmation Orders will become final and no longer subject to appeal, or whether or when a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) will become effective. Assuming that a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) is confirmed by the Bankruptcy Court and the District Court, and does become effective, we do not know whether the final plan of reorganization will be consistent with the terms of the Settlement agreement or if the other conditions to our obligation to pay the Settlement agreement amount will be met. If these conditions are not satisfied or not waived by us, we will not be obligated to pay the amount contemplated by the Settlement agreement. However, if we do not pay the Settlement agreement amount, we will not be released from the various asbestos related, fraudulent transfer, successor liability, and indemnification claims made against us and all of these claims would remain pending and would have to be resolved through other means, such as through agreement on alternative settlement terms or trials. In that case, we could face liabilities that are significantly different from our obligations under the Settlement agreement. We cannot estimate at this time what those differences or their magnitude may be. In the event these liabilities are materially larger than the current existing obligations, they could have a material adverse effect on our consolidated financial condition and results of operations. We will continue to review and monitor the progress of the Grace bankruptcy proceedings (including any appeals and other proceedings relating to the PI Settlement Plan, the Bankruptcy and Amended District Court Opinions, the Bankruptcy and Amended District Court Confirmation Orders, and the Third Circuit Opinions & Judgments), as well as any amendments or changes to the PI Settlement Plan or to Bankruptcy and Amended District Court Opinions and Confirmation Orders, to verify compliance with the Settlement agreement.

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

Guarantees and Indemnification Obligations

We are a party to many contracts containing guarantees and indemnification obligations. These contracts primarily consist of:

•

product warranties with respect to certain products sold to customers in the ordinary course of business. These warranties typically provide that products will conform to specifications. We generally do not establish a liability for product warranty based on a percentage of sales or other formula. We accrue a warranty liability on a transaction-specific basis depending on the individual facts and circumstances related to each sale. Both the liability and annual expense related to product warranties are immaterial to our consolidated financial position and results of operations; and

•	licenses of intellectual property by us to third parties in which we have agreed to indemnify the licensee against third party infringement claims.

Development Grant Matter

On May 25, 2010, one of our Italian subsidiaries received a demand from the Italian Ministry of Economic Development for the total repayment of grant monies paid to two of our former subsidiaries in the amount of €5.1 million. With accrued interest the total value of the demand currently stands at €10.1 million ($13 million equivalent at September 30, 2013). The grant monies had previously been certified as payable by the Italian authorities and the grant process was finalized and closed in 2006. We acquired the former subsidiaries in September 2001 as part of an acquisition. The substance of the repayment demand is that the former owners of the subsidiaries made fraudulent claims and used fraudulent documents to support their grant application prior to our acquisition. There is no suggestion that we or our Italian subsidiary were directly involved in the grant process, but as purchaser of the two companies, the Ministry is seeking repayment from our Italian subsidiary. Our Italian subsidiary submitted a total denial of liability in regard to this matter on June 30, 2010. A full hearing of the merits of the demand is scheduled for July 2014. At this interim stage of the proceedings we are not able to determine the eventual outcome of the case. Accordingly, we have not recorded a liability related to this matter. We do not expect this matter to be material to our full year consolidated financial condition or results of operations, however the amount may be material to an interim reporting period.

(15) Stockholders’ Equity

Quarterly Cash Dividends

On October 10, 2013, our Board of Directors declared a quarterly cash dividend of $0.13 per common share. This dividend is payable on December 20, 2013 to stockholders of record at the close of business on December 6, 2013. The estimated amount of this dividend payment is $25 million based on 196 million shares of our common stock issued and outstanding as of October 31, 2013.

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

The dividend payments in the nine months ended September 30, 2013 discussed above are recorded as reductions to cash and cash equivalents and retained earnings on our condensed consolidated balance sheets. Our credit facility and our senior notes contain covenants that restrict our ability to declare or pay dividends. However, we do not believe these covenants are likely to materially limit the future payment of quarterly cash dividends on our common stock. From time to time, we may consider other means of returning value to our stockholders based on our consolidated financial condition and results of operations. There is no guarantee that our Board of Directors will declare any further dividends.

Stock Appreciation Rights (“SARs”)

In connection with the acquisition of Diversey, Sealed Air exchanged Diversey’s cash-settled stock appreciation rights and stock options that were unvested as of May 31, 2011 and unexercised at October 3, 2011 (the date of acquisition) into cash-settled stock appreciation rights based on Sealed Air common stock. As of September 30, 2013, we had 1.4 million SARs outstanding and the weighted average remaining vesting life of outstanding SARs was less than one year.

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

We recognized SARs expense of $9 million in the three months ended September 30, 2013 and $27 million in the nine months ended September 30, 2013, related to SARs that were granted to Diversey employees who remained employees as of September 30, 2013. We also recognized SARs expenses of $3 million in the three months ended September 30, 2012 and $6 million in the nine months ended September 30, 2012, related to SARs that were granted to Diversey employees who remained employees as of September 30, 2012. Cash payments due to the exercise of these SARs were $43 million in the nine months ended September 30, 2013 and $23 million in the nine months ended September 30, 2012. As of September 30, 2013, the remaining liability for these SARs was $25 million and is included in other current ($8 million) and non-current liabilities ($17 million) on the condensed consolidated balance sheet.

In addition to the amounts discussed above, we recognized restructuring expense of less than $1 million in the three months ended September 30, 2013 and $1 million in the nine months ended September 30, 2013 for SARs payments that were part of the termination and benefit costs for employees under the 2011 – 2014 IOP. This expense was included in restructuring and other charges on our condensed consolidated statements of operations. Cash payments upon the exercise of these SARs were $2 million in the nine months ended September 30, 2013. The remaining liability for SARs included in the restructuring program was less than $1 million as of September 30, 2013.

Share-based Incentive Compensation

We record share-based incentive compensation expense in selling, general and administrative expenses on our condensed consolidated statements of operations with a corresponding credit to additional paid-in capital within stockholders’ equity based on the fair value of the share-based incentive compensation awards at the date of grant. We recognize an expense or credit reflecting the straight-line recognition, net of estimated forfeitures, of the expected cost of the program. For the various performance share unit (“PSU”) awards programs and our stock leverage opportunity (“SLO”) award programs, the cumulative amount accrued to date is adjusted up or down to the extent the expected performance against the targets has improved or worsened for the performance conditions components of the awards.

The following table shows our total share-based incentive compensation expense.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total share-based incentive compensation expense(1) (2)	$5.4	$6.6	$20.3	$16.9

The following table shows the estimated amount of total share-based incentive compensation expense expected to be recognized on a straight-line basis over the remaining respective vesting periods at September 30, 2013.

	2013	2014	2015	2016	Total
Total share-based incentive compensation expense (1)	$8.4	$16.6	$11.2	$3.4	$39.6

(1)

The amounts included above do not include the expense related to our U.S. profit sharing contributions made in the form of our common stock or the expense or income related to SARS as such contributions are not considered share-based incentive compensation.

(2)

On February 28, 2013, the Organization and Compensation Committee of our Board of Directors (“O&C Committee”) approved a change in the vesting policy regarding the existing 2011 three-year PSU awards, and the newly granted 2013 three-year PSU awards, for William V. Hickey, our former Chairman and Chief Executive Officer. The approved change will result in the full vesting of the awards, rather than a pro-rata portion vesting as of the date of his retirement (May 16, 2013). Mr. Hickey’s awards will still be subject to the performance metrics stipulated in the plan documents, and will be paid-out in accordance with the original planned timing. As a result of these approved changes, the expense related to these awards was accelerated and recognized over the applicable service period up until the date of his retirement. We recognized share-based compensation expense related to these awards of $3 million in the nine months ended September 30, 2013.

Accumulated Other Comprehensive Loss

Included in stockholders’ equity on our condensed consolidated balance sheets is accumulated other comprehensive loss. Accumulated other comprehensive loss includes unrecognized pension items of $137 million as of September 30, 2013.

In the nine months ended September 30, 2013, we reclassified $7 million ($5 million, net of taxes) out of accumulated other comprehensive income to other assets and other liabilities on the condensed consolidated balance sheets. Also, see Note 15, “Profit Sharing, Retirement Savings Plans and Defined Benefit Plans,” of the Notes to the Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K for additional information related to unrecognized pension items included in accumulated other comprehensive loss.

(16) Other Income (Expense), net

The following table provides details of other expense, net:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest and dividend income	$2.6	$3.5	$8.1	$10.2
Net foreign exchange transaction gains (losses)	1.0	(0.8)	(4.6)	(10.8)
Settlement agreement and related costs	(0.3)	(0.4)	(0.6)	(0.6)
Noncontrolling interests	—	0.4	0.7	2.0
Other, net	(2.9)	(1.3)	(6.4)	(9.0)

Other income (expense), net	$0.4	$1.4	$(2.8)	$(8.2)

(17) Net Earnings (Loss) Per Common Share

The following table shows the calculation of basic and diluted net earnings (loss) per common share under the two-class method.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic Net Earnings (Loss) Per Common Share:
Numerator
Net earnings (loss) available to common stockholders	$37.7	$(1,232.4)	$96.7	$(1,252.0)
Distributed and allocated undistributed net earnings (loss) to non-vested restricted stockholders	(0.2)	(0.1)	(0.5)	(0.4)

Distributed and allocated undistributed net earnings (loss) to common stockholders	37.5	(1,232.5)	96.2	(1,252.4)
Distributed net earnings — dividends paid to common stockholders	(25.3)	(25.1)	(75.9)	(75.3)

Allocation of undistributed net earnings (loss) to common stockholders	$12.2	$(1,257.6)	$20.3	$(1,327.7)

Denominator(1)
Weighted average number of common shares outstanding — basic	194.9	193.2	194.5	192.7
Basic net earnings (loss) per common share:
Distributed net earnings (loss) to common stockholders	$0.13	$0.13	$0.39	$0.39
Allocated undistributed net earnings (loss) to common stockholders	0.06	(6.51)	0.11	(6.89)

Basic net earnings (loss) per common share:	$0.19	$(6.38)	$0.50	$(6.50)

Diluted Net Earnings (Loss) Per Common Share:
Numerator
Distributed and allocated undistributed net earnings (loss) to common stockholders	$37.5	$(1,232.5)	$96.2	$(1,252.4)
Add: Allocated undistributed net earnings (loss) to non-vested restricted stockholders	0.1	—	0.1	—
Less: Undistributed net earnings (loss) reallocated to non-vested restricted stockholders	(0.1)	—	(0.1)	—

Net earnings (loss) available to common stockholders — diluted	$37.5	$(1,232.5)	$96.2	$(1,252.4)

Denominator(1)
Weighted average number of common shares outstanding — basic	194.9	193.2	194.5	192.7
Effect of assumed issuance of Settlement agreement shares	18.0	—	18.0	—
Effect of non-vested restricted stock units	0.8	—	0.9	—

Weighted average number of common shares outstanding — diluted	213.7	193.2	213.4	192.7

Diluted net earnings (loss) per common share	$0.18	$(6.38)	$0.45	$(6.50)

(1)

In calculating diluted net earnings (loss) per common share for 2012, our diluted weighted average number of common shares outstanding excludes the effect of assumed issuance of shares under the Settlement agreement and non-vested restricted stock units as the effect was anti-dilutive.

PSU Awards

Since the PSU awards include contingently issuable shares that are based on conditions other than earnings or market price, they are included in the diluted weighted average number of common shares outstanding when we meet the performance conditions as of that date. However, in 2012, unvested PSU awards that met the performance conditions as of September 30, 2012 were not included in the diluted weighted average number of common shares outstanding for the three and nine months ended September 30, 2012 as the effect was anti-dilutive.

Stock Leverage Opportunity Awards

The shares or units associated with the 2013 SLO awards are considered contingently issuable shares and therefore are not included in the basic or diluted weighted average number of common shares outstanding for the three and nine months ended September 30, 2013. These shares or units will not be included in the common shares outstanding until the final determination of the amount of annual incentive compensation is made in the first quarter of 2014. Once this determination is made, the shares or units will be included in both the basic and diluted weighted average number of common shares outstanding if the employee is retirement eligible or in the diluted weighted average number of common shares outstanding if the employee is not retirement eligible if the impact to diluted net earnings per common share is dilutive. The numbers of shares or units associated with SLO awards for the three and nine months ended September 30, 2013 and 2012 were nominal and, for the three and nine months ended September 30, 2012, have not been included in the diluted weighted average number of common shares outstanding as the effect was anti-dilutive.

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

In November 2012, we completed the sale of Diversey Japan. The operating results of Diversey Japan were reclassified to discontinued operations, net of tax, on the condensed consolidated statements of operations for the three and nine months ended September 30, 2012. See Note 3, “Divestiture,” for details of our sale of Diversey Japan. The following MD&A is on a continuing operations basis unless otherwise noted.

Recent Events

Quarterly Cash Dividends

On October 10, 2013, our Board of Directors declared a quarterly cash dividend of $0.13 per common share. This dividend is payable on December 20, 2013 to stockholders of record at the close of business on December 6, 2013. The estimated amount of this dividend payment is $25 million based on 196 million shares of our common stock issued and outstanding as of October 31, 2013.

In the third quarter of 2013, we renamed our global business divisions under our segment reporting structure. There was no impact to the reportable segment results. The following are the changes to the names of our three global business divisions:

•	Food Care, which was previously named Food & Beverage;

•	Diversey Care, which was previously named Institutional & Laundry; and

•	Product Care, which was previously named Protective Packaging.

See Note 4, “Segments,” for further details of our segment structure.

2013 Earnings Quality Improvement Program (EQIP)

As announced on May 1, 2013, we commenced with EQIP, which is an initiative to deliver meaningful cost savings and network optimization. See below, and Note 9, “Restructuring Activities” for further details of the program.

2013 Revised Outlook

We now expect net sales in 2013 to be approximately $7.7 billion (representing a 1% growth, as compared with 2012) and Adjusted EPS to be in the range of $1.25 to $1.30. Adjusted EBITDA is expected to be approximately $1.055 billion and Free Cash Flow (Free Cash Flow represents cash flow from operations less capital expenditures) to be approximately $375 million. Our core tax rate for 2013 is now expected to be in the range of 20% to 23% compared to previously provided guidance of approximately 25%.

Additional full year 2013 outlook information includes:

•	interest expense of approximately $355 million (including $290 million of cash interest payments);

•

depreciation and amortization expense of approximately $310 million (including $170 million for property and equipment, $115 million for intangible assets and $25 million for share-based compensation);

•	cash tax payments of approximately $100 million; and

•	cash restructuring payments of approximately $140 million.

Our Adjusted EBITDA and Adjusted EPS outlook excludes the impact of special items and the payment under the Settlement agreement. Special items are described in more detail below and in Non-U.S. GAAP Information section included in this Quarterly Report on Form 10-Q.

Highlights of Financial Performance

Below are highlights of our financial performance.

	Three Months Ended				Nine Months Ended
	September 30,		%		September 30,		%
	2013	2012	Change		2013	2012	Change
Net sales	$1,935.9	$1,900.3	1.9%		$5,750.2	$5,670.3	1.4%

Gross profit	$656.4	$643.6	2.0%		$1,939.5	$1,893.0	2.5%

As a % of net sales	33.9%	33.9%			33.7%	33.4%
Operating profit (loss)	$139.9	$(1,191.0)	#	%	$439.0	$(999.5)	#	%

As a % of net sales	7.2%	(62.7)%			7.6%	(17.6)%
Net earnings (loss) available to common stockholders from continuing operations	$37.7	$(1,238.3)	#	%	$96.7	$(1,267.3)	#	%

Net earnings (loss) per common share from continuing operations—basic	$0.19	$(6.41)	#	%	$0.50	$(6.58)	#	%

Net earnings (loss) per common share from continuing operations—diluted	$0.18	$(6.41)	#	%	$0.45	$(6.58)	#	%

Weighted average number of common shares outstanding:
Basic	194.9	193.2			194.5	192.7

Diluted	213.7	193.2			213.4	192.7

Non-U.S. GAAP adjusted diluted net earnings per common share—continuing operations(1)	$0.39	$0.28	39.3%		$0.92	$0.62	48.4%

#	Denotes a variance greater than or equal to 100%.
(1)	See “Diluted Net Earnings per Common Share” below for a reconciliation of our U.S. GAAP EPS to our non-U.S. GAAP adjusted EPS.

Diluted Net Earnings (Loss) per Common Share

The following table presents a reconciliation of our U.S. GAAP EPS to our non-U.S. GAAP Adjusted EPS.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Net Earnings	EPS	Net Earnings (Loss)	EPS	Net Earnings	EPS	Net Earnings (Loss)	EPS
U.S. GAAP net earnings (loss) and EPS available to common stockholders—continuing operations	$37.7	$0.18	$(1,238.3)	$(6.41)	$96.7	$0.45	$(1,267.3)	$(6.58)

Adjusted net earnings and EPS impact of special items(1)	46.7	0.21	1,296.8	6.69	99.8	0.47	1,398.1	7.20

Non-U.S. GAAP net earnings and related EPS available to common stockholders—continuing operations	$84.4	$0.39	$58.5	$0.28	$196.5	$0.92	$130.8	$0.62

Weighted average number of common shares outstanding—Diluted(2)		213.7		211.5		213.4		211.0

(1)	For the three months ended September 30, 2013, this amount includes primarily restructuring and other charges of $49 million ($39 million, net of taxes) and associated costs of $9 million ($6 million, net of taxes), related to both our EQIP and IOP, and write down of non-strategic assets of $2 million ($2 million, net of taxes). For the three months ended September 30, 2012, this amount includes primarily impairment of goodwill and other intangible assets of $1,334 million ($1,262 million, net of taxes), restructuring and other charges of $37 million ($31 million, net of taxes) and associated costs of $3 million ($2 million, net of taxes) related to our IOP, non-recurring associated costs from Legacy Diversey restructuring programs of $2 million ($1million, net of taxes) and costs related to the acquisition and integration of Diversey of $1 million ($1 million, net of taxes).

For the nine months ended September 30, 2013, this amount includes primarily restructuring and other charges of $61 million ($47 million, net of taxes) and associated costs of $19 million ($13 million, net of taxes), related to both our EQIP and IOP, loss on debt redemption of $32 million ($21 million, net of taxes), write down of non-strategic assets of $8 million ($6 million, net of taxes) and foreign currency exchange losses related to Venezuelan subsidiaries of $13 million ($11 million, net of taxes). For the nine months ended September 30, 2012, this amount includes primarily impairment of goodwill and other intangible assets of $1,334 million ($1,262 million, net of taxes), restructuring and other charges of $110 million ($84 million, net of taxes) and associated costs of $10 million ($7 million, net of taxes) related to our IOP, impairment of equity method investment of $26 million ($18 million, net of taxes), non-recurring associated costs from legacy Diversey restructuring programs of $19 million ($24 million, net of taxes) and costs related to the acquisition and integration of Diversey of $5 million ($3 million, net of taxes).

(2)	For 2012, for purposes of calculating Adjusted EPS, the dilutive impact of: (i) the effect of the assumed issuance of 18 million shares of common stock reserved for the Settlement agreement and (ii) the effect of non-vested restricted stock and restricted stock units using the treasury stock method was included because we reported adjusted net earnings for 2012. These shares differ from the shares used to calculate net loss per common share included in the condensed consolidated statement of operations for U.S. GAAP reporting purposes because we reported a net loss for 2012, which does not include the effect of the items mentioned above as the effect was anti-dilutive.

See Note 17, “Net Earnings (Loss) Per Common Share,” for details on the calculation of our U.S. GAAP basic and diluted EPS.

Our U.S. GAAP and non-U.S. GAAP income taxes are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Provision	Effective Tax Rate	(Benefit) Provision	Effective Tax Rate	Provision	Effective Tax Rate	(Benefit) Provision	Effective Tax Rate
U.S. GAAP Income Taxes	$12.3	24.6%	$(48.0)	3.7%	$22.7	19.0%	$(55.4)	4.2%

Non-U.S. GAAP Income Taxes (Core Taxes)	$25.6	23.3%	$32.5	35.7%	$57.9	22.8%	$51.5	28.3%

Net Sales by Geographic Region

Net sales by geographic region for the three and nine months ended September 30, 2013 compared to 2012 were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
North America	$768.7	$754.0	1.9%	$2,255.6	$2,223.3	1.5%
As a % of net sales	39.7%	39.7%		39.2%	39.2%
Europe	616.1	595.9	3.4%	1,838.6	1,841.1	(0.1)%
As a % of net sales	31.8%	31.4%		32.0%	32.5%
Latin America	205.4	202.7	1.3%	611.1	583.6	4.7%
As a % of net sales	10.6%	10.7%		10.6%	10.3%
AMAT(1)	215.5	204.1	5.6%	636.4	592.7	7.4%
As a % of net sales	11.3%	10.7%		11.1%	10.5%
JANZ(2)	130.2	143.6	(9.3)%	408.5	429.6	(4.9)%
As a % of net sales	6.7%	7.6%		7.1%	7.6%

Total	$1,935.9	$1,900.3	1.9%	$5,750.2	$5,670.3	1.4%

(1)	AMAT = Asia, Middle East, Africa and Turkey
(2)	JANZ = Japan, Australia and New Zealand

The components of the change in net sales by our geographic reporting regions for three months and nine months ended September 30, 2013 compared with 2012 were as follows:

Three Months Ended September 30, 2013	North America	Europe	Latin America	AMAT(1)	JANZ(2)	Total
Change in Net Sales
Volume-Units	$3.2	1.6	4.8	13.3	0.1	$23.0
% change	0.4%	0.3%	2.4%	6.5%	0.1%	1.2%
Product price/mix	13.9	(4.3)	12.6	4.6	1.1	27.9
% change	1.8%	(0.7)%	6.2%	2.3%	0.8%	1.5%
Foreign currency translation	(2.3)	23.1	(14.7)	(6.7)	(14.7)	(15.3)
% change	(0.3)%	3.9%	(7.3)%	(3.3)%	(10.2)%	(0.8)%

Total	$14.8	$20.4	$2.7	$11.2	$(13.5)	$35.6

% change	1.9%	3.5%	1.3%	5.5%	(9.3)%	1.9%
Impact of foreign currency translation	2.3	(23.1)	14.7	6.7	14.7	15.3

Total constant dollar change (Non-U.S. GAAP)	$17.1	$(2.7)	$17.4	$17.9	$1.2	$50.9

Constant dollar % change	2.2%	(0.4)%	8.6%	8.8%	0.9%	2.7%

Nine Months Ended September 30, 2013	North America	Europe	Latin America	AMAT(1)	JANZ(2)	Total
Change in Net Sales
Volume-Units	$19.1	(17.1)	37.3	44.2	4.0	$87.5
% change	0.9%	(0.9)%	6.4%	7.5%	0.9%	1.5%
Product price/mix	17.1	(1.5)	25.2	10.4	(5.6)	45.6
% change	0.8%	(0.1)%	4.3%	1.8%	(1.3)%	0.8%
Foreign currency translation	(3.8)	16.3	(34.9)	(11.2)	(19.6)	(53.2)
% change	(0.2)%	0.9%	(6.0)%	(1.8)%	(4.5)%	(0.9)%

Total	$32.4	$(2.3)	$27.6	$43.4	$(21.2)	$79.9

% change	1.5%	(0.1)%	4.7%	7.5%	(4.9)%	1.4%
Impact of foreign currency translation	3.8	(16.3)	34.9	11.2	19.6	53.2

Total constant dollar change (Non-U.S. GAAP)	$36.2	$(18.6)	$62.5	$54.6	$(1.6)	$133.1

Constant dollar % change	1.7%	(1.0)%	10.7%	9.3%	(0.4)%	2.3%

(1)	AMAT = Asia, Middle East, Africa and Turkey
(2)	JANZ = Japan, Australia and New Zealand

Foreign Currency Translation Impact on Net Sales

Approximately 60% of our consolidated net sales in the three and nine months ended September 30, 2013 were generated outside the U.S. Since we are a U.S. domiciled company, we translate our foreign currency-denominated net sales into U.S. dollars. Due to the changes in the value of foreign currencies relative to the U.S. dollar, translating our net sales from foreign currencies to U.S. dollars may result in a favorable or unfavorable impact to our consolidated net sales results. Historically, the most significant currencies that have impacted the translation of our net sales and our other consolidated financial results are the euro, the Australian dollar, the Brazilian real, the Canadian dollar, the British pound and the Mexican peso.

We experienced an unfavorable foreign currency translation impact on net sales of $15 million in the three months ended September 30, 2013 and $53 million in the nine months ended September 30, 2013 compared with the same periods of 2012. This was primarily due to the strengthening of the U.S. dollar relative to the Australian dollar, Canadian dollar and Brazilian real, partially offset by the weakening of the U.S. dollar relative to the euro.

We anticipate an unfavorable effect of foreign currency translation of approximately 1% on full year 2013 net sales compared with full year 2012.

Net Sales by Segment Reporting Structure

The following table presents net sales by our segment reporting structure.

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2013	2012	Change	2013	2012	Change
Net sales:
Food Care	$950.5	$935.5	1.6%	$2,799.5	$2,753.2	1.7%
As a % of net sales	49.1%	49.2%		48.7%	48.6%
Diversey Care	531.9	527.2	0.9%	1,614.6	1,597.9	1.0%
As a % of net sales	27.5%	27.7%		28.1%	28.2%
Product Care	402.7	388.9	3.5%	1,183.6	1,171.0	1.1%
As a % of net sales	20.8%	20.5%		20.6%	20.7%
Other Category	50.8	48.7	4.3%	152.5	148.2	2.9%
As a % of net sales	2.6%	2.6%		2.7%	2.6%

Total	$1,935.9	$1,900.3	1.9%	$5,750.2	$5,670.3	1.4%

Components of Change in Net Sales by Segment Reporting Structure

The following table presents the components of change in net sales by our segment reporting structure for three and nine months ended September 30, 2013 compared with 2012.

We also present the change in net sales excluding the impact of foreign currency translation, a non-U.S. GAAP measure, which we define as “constant dollar.” We believe using constant dollar measures aids in the comparability between periods as it eliminates the volatility of changes in foreign currency exchange rates.

Three Months Ended September 30, 2013	Food Care		Diversey Care		Product Care		Other Category		Total Company
Volume — Units	$13.8	1.5%	$(3.7)	(0.7)%	$13.1	3.4%	$(0.2)	(0.5)%	$23.0	1.2%
Product price/mix(1)	15.5	1.7	9.4	1.8	2.2	0.6	0.8	1.6	27.9	1.5
Foreign currency translation	(14.3)	(1.5)	(1.0)	(0.2)	(1.5)	(0.4)	1.5	3.2	(15.3)	(0.8)

Total change (U.S. GAAP)	$15.0	1.7%	$4.7	0.9%	$13.8	3.6%	$2.2	4.3%	$35.6	1.9%

Impact of foreign currency translation	$14.3	1.5	$1.0	0.2	$1.5	0.4	$(1.6)	(3.2)	$15.3	0.8

Total constant dollar change (Non-U.S. GAAP)	$29.3	3.2%	$5.7	1.1%	$15.3	4.0%	$0.6	1.1%	$50.9	2.7%

Nine Months Ended September 30, 2013	Food Care		Diversey Care		Product Care		Other Category		Total Company
Volume — Units	$53.4	1.9%	5.6	0.3%	28.1	2.4%	0.4	0.3%	$87.5	1.5%
Product price/mix(1)	29.0	1.1	23.1	1.4	(9.2)	(0.8)	2.7	1.8	45.6	0.8
Foreign currency translation	(36.1)	(1.3)	(12.0)	(0.7)	(6.3)	(0.5)	1.2	0.8	(53.2)	(0.9)

Total change (U.S. GAAP)	$46.3	1.7%	$16.7	1.0%	$12.6	1.1%	$4.3	2.9%	$79.9	1.4%

Impact of foreign currency translation	$36.1	1.3	$12.0	0.7	$6.3	0.5	$(1.2)	(0.8)	$53.2	0.9

Total constant dollar change (Non-U.S. GAAP)	$82.4	3.0%	$28.7	1.7%	$18.9	1.6%	$3.1	2.1%	$133.1	2.3%

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

Food Care Segment Net Sales

Three Months Ended September 30, 2013 Compared With the Same Period of 2012

The $29 million, or 3%, constant dollar increase in net sales in 2013 compared with 2012 was primarily due to:

•	favorable product price/mix in Latin America of $10 million, or 7%, primarily in Brazil and Argentina as a result of our pricing initiatives implemented to offset increases in raw material costs;

•	favorable product price/mix in North America of $8 million, or 2%, due to increased sales of products with higher average selling prices;

•

higher unit volumes in AMAT of $7 million, or 10%, and in Latin America of $3 million, or 2%, due to an increase in beef production rates, hygiene standards as well as strong customer acceptance of new products; and

•	higher unit volumes in North America of $4 million, or 1%, and in Europe $2.4 million, or 1%, due to increases in equipment sales to new and existing customers.

These favorable factors were partially offset by lower sales in New Zealand of $2 million, or 2%, due to the current drought in this region and its impact on the dairy market.

Nine Months Ended September 30, 2013 Compared With the Same Period of 2012

The $82 million, or 3%, constant dollar increase in net sales in 2013 compared with 2012 was primarily due to:

•

higher unit volumes in Latin America of $27 million, or 7%, and in AMAT of $26 million, or 14%, due to an increase in beef production rates, hygiene standards as well as strong customer acceptance of new products;

•

favorable product price/mix in Latin America of $20 million, or 5%, reflecting favorable results from the progression of our pricing initiatives implemented to offset increases in raw material costs, specifically in Brazil and Argentina; and

•	higher unit volumes in North America of $7 million, or 1%, mainly due to an increase in sales to new and existing customers.

These favorable factors were partially offset by lower unit volumes in Europe of $4 million, or 1%, due to the challenging economic environment, especially in Western Europe.

Diversey Care Segment Net Sales

Three Months Ended September 30, 2013 Compared With the Same Period of 2012

The $6 million, or 1%, constant dollar increase in net sales in 2013 compared with 2012 was primarily due to:

•

favorable product price/mix of $9 million, or 2%. This increase is primarily due to our pricing actions in 2013 in most regions, primarily in the hospitality sector, which have more than offset input cost increases;

•	higher unit volumes in AMAT of $4 million, or 5%, due to growth in primarily in India and Africa in all sectors; and

•	higher unit volumes in Latin America of $3 million, or 6%, due to increased sales to new and existing customers in the retail and channel sectors.

These favorable factors were offset by:

•

lower unit volumes in North America of $7 million, or 5%, due to destocking in the distribution channel as result of inventory buildup in 2012 and decline of the floor care sales in the government and education sector due to budget constraints; and

•	lower unit volumes in Europe of $3 million, or 1%, due to the economic challenges in most European countries, despite the strong performance in Eastern European countries.

Nine Months Ended September 30, 2013 Compared With the Same Period of 2012

The $29 million, or 2%, constant dollar increase in net sales in 2013 compared with 2012 was primarily due to:

•

favorable product price/mix of $23 million, or 1%. This increase is primarily due to our pricing actions in 2013 in most regions, primarily in the hospitality sector, which have more than offset input cost increases;

•	higher unit volumes in AMAT of $19 million, or 7%, due to growth primarily in the hospitality and food service sectors; and

•	higher unit volumes in Latin America of $10 million, or 7%, due to growth in food services, channel and retail sectors.

These favorable factors were offset by:

•	lower unit volumes in Europe of $19 million, or 3%, due to the economic challenges in this region; and

•	lower unit volumes in North America of $4 million, or 1%, due primarily to destocking in the distribution channel.

Product Care Segment Net Sales

Three Months Ended September 30, 2013 Compared With the Same Period of 2012

The $15 million, or 4%, constant dollar increase in net sales in 2013 compared with 2012 was primarily due to higher unit volumes in North America of $6 million, or 3%, and in Europe of $4 million, or 4%, primarily related to increased sales to the e - commerce and retail sectors. There was also a favorable impact from product price/mix of $2 million, or 1%, primarily in North America, as a result of price increases announced in April 2013.

Nine Months Ended September 30, 2013 Compared With the Same Period of 2012

The $19 million, or 2%, constant dollar increase in net sales in 2013 compared with 2012 was primarily due to the higher unit volumes in North America of $16 million, or 2%, and in JANZ of $6 million, or 9%. These increases were partially offset by unfavorable product price/mix of $9 million, or 1%. These factors were mainly related to increased sales of products to the e-commerce and retail sectors at lower average selling prices and to a lesser extent, the unfavorable impact of distributors’ inventory destocking.

Cost of Sales

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
Cost of sales	$1,279.5	$1,256.7	1.8%	$3,810.7	$3,777.3	0.9%
As a % of net sales	66.1%	66.1%		66.3%	66.6%

Three Months Ended September 30, 2013 Compared With the Same Period of 2012

Cost of sales was impacted by favorable foreign currency translation of $15 million. On a constant dollar basis, cost of sales increased $38 million, or 3%, primarily due to the unfavorable impact of:

•	higher raw material costs of $21 million;

•	inflationary costs including salaries and benefit expenses of $11 million;

•	higher freight costs of $3 million;

•	incremental expenses associated with IOP of $1 million; and

•	increased costs to support higher unit volumes.

These factors were partially offset by incremental cost synergies associated with IOP of $9 million.

Nine Months Ended September 30, 2013 Compared With the Same Period of 2012

Cost of sales was impacted by favorable foreign currency translation of $43 million. On a constant dollar basis, cost of sales increased $76 million, or 2%, primarily due to the unfavorable impact of:

•	higher raw material costs of $34 million;

•	inflationary costs including salaries and benefit expenses of $33 million;

•	higher freight costs of $6 million; and

•	increased costs to support higher unit volumes.

These factors were partially offset by the favorable impact of:

•	incremental cost synergies associated with IOP of $27 million; and

•	lower expenses associated with IOP of $4 million.

We anticipate raw material costs continue to have an unfavorable impact on cost of sales in the fourth quarter of 2013 as compared with 2012. We have historically implemented and will continue to implement pricing actions as appropriate to offset increases in raw material costs along with increases in other input costs we may experience.

Selling, General and Administrative Expenses

Selling, general and administrative expense for the three and nine months ended September 30, 2013 and 2012 are included in the table below.

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
Selling, general and administrative expenses	$428.5	$426.3	0.5%	$1,318.3	$1,338.2	(1.5)%
As a % of net sales	22.1%	22.4%		22.9%	23.6%

Three Months Ended September 30, 2013 Compared With the Same Period of 2012

Selling, general and administrative expenses increased $2 million, or 1% on a reported and constant dollar basis, primarily due to the unfavorable impact of:

•	inflationary costs, including the impact of salaries and benefit expenses of $9 million; and

•	incremental expenses associated with EQIP and IOP of $5 million.

These factors were partially offset by incremental cost synergies associated with IOP of $13 million and other cost control measures.

Nine Months Ended September 30, 2013 Compared With the Same Period of 2012

Selling, general and administrative expenses were impacted by favorable foreign currency translation of $8 million. On a constant dollar basis, selling, general and administrative expenses decreased $12 million, or 1%, primarily due to cost synergies associated with IOP of $44 million.

Partially offset by the unfavorable impact of:

•	inflationary costs, including the impact of salaries and benefit expenses of $36 million; and

•	incremental expenses incurred from EQIP and IOP of $13 million.

Amortization of Intangible Assets Acquired

Amortization of intangible assets for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
Amortization of intangible assets acquired	$29.5	$33.0	(10.6)%	$93.4	$99.5	(6.1)%
As a % of net sales	1.5%	1.7%		1.6%	1.8%

The decreases in amortization expense in the three and nine months ended September 30, 2013 as compared with the same periods in 2012 were primarily due to the impact of the impairment charge recorded in 2012, which lowered the carrying value of certain intangible assets acquired, which in turn resulted in lower amortization expense.

Impairment of Goodwill and Other Intangible Assets

In the three months ended September 30, 2012, we recorded an estimated pre-tax impairment charge of $1,334 million on goodwill ($1,145 million) and trademark intangible asset ($189 million) related to our Diversey segment.

During the third quarter of 2012, due to the continuing unfavorable economic conditions primarily in Europe and North America, we re-evaluated the near and long-term expected business performance of our Diversey business. Our Diversey business had experienced operating results that were significantly lower than expected during the first half of 2012 and lower than originally forecasted at the time of the acquisition of Diversey in 2011. Also during the third quarter of 2012, we started our annual multi-year strategic forecasting and planning process, which is prepared for all reporting units in the second half of each year. In connection with this process, we re-evaluated the near and long-term expected business performance of the Diversey business and considered the longterm market conditions and business trends within each of the Diversey regional reporting units. As a result of our re-evaluation, we determined that our European business was not expected to achieve any significant growth until late 2013 or 2014. Additionally, in North America, we were not able to pass along to our customers, increases in raw material costs that began in late 2011 and continued into 2012, consequently causing margins to be significantly lower than originally expected. Also, the impact of lower sales and increases in raw material costs in Latin America caused that region’s operating results to be lower than expected. When we factored the impact of these unfavorable conditions into our strategic forecasting and planning process, we determined that these were significant indicators of potential impairment in accordance with ASC 350, “Intangibles-Goodwill and Other”. Accordingly, we performed an interim impairment test for both the goodwill and long-lived assets of the Diversey European, North American and Latin American reporting units.

During the fourth quarter of 2012, we began to operate under our new business division structure, which created the Institutional & Laundry (“I&L”) (which is included in Diversey Care Segment) and Hygiene Solutions (which is included in the Food Care segment) reporting units from the previous legacy Diversey segment. In connection with this new business division structure, we revised our multi-year forecast under the new reporting unit structure. Included in the revised multi-year forecast was our expectation that there would be further economic weakness in Europe, particularly in Southern Europe, which was more severe than we initially forecasted during our third quarter 2012 interim impairment review at the end of the third quarter of 2012. The I&L and Hygiene Solutions reporting units both derive a significant portion of their revenue from Europe. Also, included in the revised multi-year forecast for the I&L and Hygiene Solutions reporting units were the reported results for these reporting units for the fourth quarter of 2012. The reported results for both the I&L and Hygiene Solutions reporting units were lower than originally forecasted at the end of the third quarter of 2012. In particular, the I&L reporting unit experienced lower unit volumes in its consumer brands and lower equipment sales in Europe as compared with the fourth quarter of 2011. In addition, the I&L reporting unit continued to incur higher sales and marketing expenses compared with the fourth quarter of 2011. During the fourth quarter of 2012, several new members of our senior management team believed that a new and enhanced business strategy was required to successfully operate both the I&L and Hygiene Solutions businesses. The combination of the factors mentioned above unfavorably impacted our near and long-term forecasted revenues and cash flows for the I&L and Hygiene Solutions reporting units.

At December 31, 2012, we considered the factors mentioned above, including our new business division structure, and we determined that further indicators of impairment were present. Accordingly, we performed an interim assessment of impairment of our goodwill and long-lived assets for the I&L and Hygiene Solutions reporting units.

Stock Appreciation Rights Expense

Stock appreciation rights expense for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		%		Nine Months Ended September 30,		%
	2013	2012	Change		2013	2012	Change
Stock appreciation rights expense	$8.7	$2.9	#	%	$26.8	$5.6	#	%
As a % of net sales	0.4%	0.2%			0.5%	0.1%

#	Denotes a variance greater than or equal to 100%.

SARs expense increased $6 million in the three months ended September 30, 2013 and $21 million in the nine months ended September 30, 2013 as compared with the same periods in 2012. SARs expense includes the impact of changes in the share price of our common stock. The share price of our common stock increased approximately 14% in the three months ended September 30, 2013 and approximately 55% in the nine months ended September 30, 2013 as compared with the same periods in 2012. We continue to explore opportunities to mitigate the impact of the volatility SARs expense is having on our consolidated results of operations. See Note 15, “Stockholders’ Equity,” for further details of our SARs program.

As of September 30, 2013, we had 1.4 million SARs outstanding, of which 1.3 million were unvested. The 1.3 million unvested SARs vest as follows: 0.5 million on December 31, 2013, 0.5 million in 2014, and the remainder in the first quarter of 2015. Based on recent experience, we would expect vested SARs to be exercised within a few months of their vesting date.

Costs Related to the Acquisition and Integration of Diversey

We recorded transaction and integration costs directly related to the acquisition of Diversey of less than $1 million in the three and nine months ended September 30, 2013. This compares to costs of $1 million in the three months ended September 30, 2012 and $5 million in the nine months ended September 30, 2012. These costs primarily consist of professional and consulting fees.

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

2011-2014 Integration and Optimization Program (IOP)

In December 2011, we initiated a restructuring program associated with the integration of Diversey’s business following our acquisition of Diversey on October 3, 2011. This program is expected to be completed by the end of 2014. We achieved $22 million of incremental cost synergies in the three months ended September 30, 2013 and $71 million in the nine months ended September 30, 2013 related to this program compared with the same periods in 2012. We achieved these synergies in cost of sales and selling, general and administrative expenses primarily in our Food Care and Diversey Care divisions.

The actual timing of future costs and cash payments related to the programs described above are subject to change due to a variety of factors that may cause a portion of the costs, spending and benefits to occur later than expected. In addition, changes in foreign exchange rates may impact future costs, spending, cost synergies and other benefits. See Note 9, “Restructuring Activities,” for further discussion of the charges and liabilities associated with these programs.

We may from time to time implement additional restructuring programs if management determines that they are necessary and will deliver meaningful savings and/or synergies.

Operating Profit (Loss)

Management evaluates the performance of each reportable segment based on its operating profit, which is detailed in the table below.

	Three Months Ended September 30,		%		Nine Months Ended September 30,		%
	2013	2012	Change		2013	2012	Change
Food Care	$115.3	$(228.0)	#	%	$311.8	$(75.9)	#	%
As a % of Food Care net sales	12.1%	(24.4)%			11.1%	(2.8)%
Diversey Care	18.1	(976.2)	#	%	46.8	(956.0)	#	%
As a % of Diversey Care net sales	3.4%	(185.2)%			2.9%	(59.8)%
Product Care	52.9	53.0	(0.2)%		143.6	150.6	(4.6)%
As a % of Product Care net sales	13.1%	13.6%			12.1%	12.9%
Other Category	3.4	(1.7)	#	%	(1.2)	(3.3)	(63.6)%
As a % of Other Category net sales	6.7%	(3.5)%			(0.8)%	(2.2)%

Total	189.7	(1,152.9)	#	%	501.0	(884.6)	#	%
As a % of net sales	9.8%	(60.7)%			8.7%	(15.6)%
Costs related to the acquisition and integration of Diversey	0.3	1.3	(76.9)%		0.8	4.8	(83.3)%
Restructuring and other charges(1)	49.5	36.8	34.5%		61.2	110.1	(44.4)%

Total operating profit(loss)	$139.9	$(1,191.0)	#	%	$439.0	$(999.5)	#	%

As a % of net sales	7.2%	(62.7)%			7.6%	(17.6)%

#	Denotes a variance greater than or equal to 100%.
(1)	Restructuring and other charges by our segment reporting structure were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Food Care	$16.4	$26.6	$19.1	$82.3
Diversey Care	21.4	6.5	26.3	14.1
Product Care	10.4	1.4	14.5	11.0
Other Category	1.3	2.3	1.3	2.7

Total	$49.5	$36.8	61.2	$110.1

Food Care Operating Profit (Loss)

Three Months Ended September 30, 2013 Compared With the Same Period of 2012

Food Care operating profit was $115 million in the three months ended September 30, 2013, compared with a $228 million operating loss in 2012. The operating loss in 2012 included a $333 million estimated charge for impairment of goodwill and other intangible assets. Excluding the 2012 estimated impairment charge, operating profit increased $10 million in 2013, primarily due to the impact of higher unit volumes of $4 million and cost synergies associated with IOP of $10 million. These factors were partially offset by higher selling, general and administrative expenses of $2 million primarily in support of the increase in net sales and higher SARs expense of $2 million. Raw material cost increases of $11 million, were fully offset by favorable product/price mix and manufacturing efficiency improvements.

Nine Months Ended September 30, 2013 Compared With the Same Period of 2012

Food Care operating profit was $312 million in the nine months ended September 30, 2013 compared with a $76 million operating loss in 2012.The operating loss in 2012 included a $333 million estimated charge for impairment of goodwill and other intangible assets. Excluding the 2012 estimated impairment charge, operating profit increased $55 million in 2013, primarily due to the impact of higher volumes of $19 million, cost synergies associated with IOP of $35 million and manufacturing efficiency improvements of $31 million. These factors were partially offset by higher raw material costs of $14 million, higher SARs expense of $6 million and higher selling, general and administrative expenses of $4 million primarily in support of the increase in net sales.

Diversey Care Operating Profit (Loss)

Three Months Ended September 30, 2013 Compared With the Same Period of 2012

Diversey Care operating profit was $18 million in the three months ended September 30, 2013 compared with a $976 million operating loss in 2012. The operating loss in 2012 included a $1.0 billion estimated charge for impairment of goodwill and other intangible assets. Excluding the 2012 estimated impairment charge, operating profit decreased $7 million in 2013, primarily due to higher raw material costs of $3 million, higher SARs expense of $4 million and higher selling, general and administrative expenses of $6 million as a result of inflationary costs including increases in salaries and benefit expenses, as well as increased inventory obsolescence costs. These factors were partially offset by cost synergies associated with IOP of $8 million.

Nine Months Ended September 30, 2013 Compared With the Same Period of 2012

Diversey Care operating profit was $47 million in the nine months ended September 30, 2013 compared with a $956 million operating loss in the 2012. The operating loss in 2012 included a $1.0 billion estimated impairment charge of goodwill and other intangible assets. Excluding the 2012 estimated impairment charge, operating profit was relatively flat in 2013 as compared with 2012. Raw material costs increases of $8 million, were fully offset by pricing actions and manufacturing efficiency improvements.

Product Care Operating Profit

Three Months Ended September 30, 2013 Compared With the Same Period of 2012

Product Care operating profit of $53 million was flat in the three months ended September 30, 2013 compared to 2012. Raw material cost increases of $7 million, were offset by the impact of higher volumes of $5 million and cost synergies associated with IOP of $3 million and favorable product price/mix of $2 million.

Nine Months Ended September 30, 2013 Compared With the Same Period of 2012

Product Care operating profit declined 5% to $144 million in the nine months ended September 30, 2013 from $151 million in 2012. This decline of $7 million was primarily due to higher raw material costs of $12 million and inflationary costs of $5 million, partially offset by incremental cost synergies associated with IOP of $11 million.

Interest Expense

Interest expense includes the stated interest rate on our outstanding debt, as well as the net impact of capitalized interest, the effects of interest rate swaps and the amortization of capitalized senior debt issuance costs, bond discounts, and terminated treasury locks.

The following table details the changes in interest expense.

	Three Months Ended			Nine Months Ended
	September 30,		2013 vs. 2012	September 30,		2013 vs. 2012
	2013	2012	Change	2013	2012	Change
Interest expense on the amount payable for the Settlement agreement	$12.1	$11.4	$0.7	$36.2	$34.3	$1.9
Interest expense on our various debt instruments:
5.625% Senior Notes due July 2013(1)	—	5.3	(5.3)	—	15.9	(15.9)
12% Senior Notes due February 2014	3.8	3.8	—	11.4	11.4	—
Term Loan A due October 2016(2)	6.9	8.4	(1.5)	22.0	26.4	(4.4)
7.875% Senior Notes due June 2017(3)	—	8.3	(8.3)	7.6	25.0	(17.4)
Term Loan B due October 2018(2)	9.5	16.7	(7.2)	28.2	50.0	(21.8)
8.125% Senior Notes due September 2019(2)	15.6	15.6	—	46.7	46.7	—
8.375% Senior Notes due September 2021(2)	15.9	15.9	—	47.8	47.8	—
6.875% Senior Notes due July 2033	7.7	7.7	—	23.2	23.2	—
6.50% Senior Notes due December 2020(1)	7.1	—	7.1	21.3	—	21.3
5.25% Senior Notes due April 2023(3)	5.7	—	5.7	12.0	—	12.0
Revolving Credit Facility(2)	1.0	1.0	—	3.1	3.0	0.1
Other interest expense	4.6	4.1	0.5	13.6	11.4	2.2
Less: capitalized interest	(1.0)	(1.6)	0.6	(3.7)	(3.9)	0.2

Total	$88.9	$96.6	$(7.7)	$269.4	$291.2	$(21.8)

(1)	In November 2012, we issued $425 million of 6.50% senior notes due 2020. Substantially all of the proceeds from this offering were used to purchase the outstanding amount ($400 million) of the 5.625% Senior Notes due July 2013.
(2)	In connection with the acquisition of Diversey on October 3, 2011, we entered into a senior credit facility consisting of: (a) a $1.1 billion multicurrency Term Loan A Facility, (b) a $1.2 billion multicurrency Term Loan B Facility and (c) a $700 million revolving credit facility. We also issued $750 million of 8.125% Senior Notes and $750 million of 8.375% Senior Notes.
(3)	In March 2013, we issued $425 million of 5.25% senior notes due 2023. Substantially all of the proceeds from this offering were used to purchase the outstanding amount ($400 million) of the 7.875% Senior Notes due July 2017. See Note 10, “Debt and Credit Facilities,” and “Loss on Debt Redemption” below for further details.

Foreign Currency Exchange Loss Related to Venezuelan Subsidiaries

In February 2013, the Venezuelan government announced a devaluation of the bolivar from an official exchange rate of 4.3 to 6.3 bolivars per U.S. dollar. Due to this devaluation, as of September 30, 2013, we re-measured our bolivar denominated monetary assets and liabilities using the official exchange rate of 6.3 bolivars per U.S. dollar. As a result, we recorded a pre-tax gain of $1 million in the three months ended September 30, 2013 and pre-tax loss of $13 million in the nine months ended September 30, 2013 due to this devaluation and other transaction losses. See “Foreign Exchange Rates,” below for further details.

Loss on Debt Redemption

In March 2013, we completed an offering of $425 million aggregate principal amount of 5.25% Senior Notes due April 2023. Substantially all of the net proceeds from these notes were used to repurchase $400 million aggregate principal amount of 7.875% Senior Notes due June 2017. The $32 million pre-tax loss on debt redemption included in our results of operations for the nine months ended September 30, 2013 consists of a 6% premium, the acceleration of the unamortized debt issuance costs associated with the repurchase of the 7.875% senior notes and certain fees.

Impairment of Equity Method Investment

2013

In the three months ended September 30, 2013, we recognized an impairment of $2 million in connection with an equity method investment included in our Other Category. This investment was not material to our consolidated financial position or results of operations.

2012

In September 2007, we established a joint venture that supports our Food Care segment. We account for the joint venture under the equity method of accounting with our proportionate share of net income or losses included in other expense, net, on the consolidated statements of operations.

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

In connection with the establishment of the joint venture in 2007, we issued a guarantee in support of an uncommitted credit facility agreement that was entered into by the joint venture. Under the terms of the guarantee, if the joint venture were to default under the terms of the credit facility, the lender would be entitled to seek payment of the amounts due under the credit facility from us. However, as a result of the impairment, we have included the guarantee liability in other current liabilities on the consolidated balance sheet as of December 31, 2012 as we believe it is probable that we will need to perform under this guarantee. As of September 30, 2013, the joint venture has performed its obligations under the terms of the credit facility and the debt holders have not requested that we perform under the terms of the guarantee.

As a result, in the second quarter of 2012 we recognized other-than-temporary impairment of $26 million ($18 million, net of taxes, or $0.09 per diluted share). This impairment consisted of the recognition of a current liability for the guarantee of the uncommitted credit facility mentioned above of $20 million and a $4 million write-down of the carrying value of the investment to zero at June 30, 2012. We also recorded provisions for bad debt on receivables due from the joint venture to the Company of $2 million, which is included in marketing, administrative and development expenses and impacted our Food Care division. We have no additional obligations to support the operations of the joint venture in the future.

Other Income (Expense), net

See Note 16, “Other Income (Expense), net,” for the components and details of other expense, net.

Income Taxes

Our effective income rate from continuing operations was 24.6% for the three months ended September 30, 2013 and was 19.0% for the nine months ended September 30, 2013. Our effective income tax rate for both the three and nine months ended September 30, 2013 benefited from a favorable earnings mix, with earnings in jurisdictions with low tax rates and losses in jurisdictions, including the U.S. with higher tax rates. The favorable factors were partially offset by losses and restructuring charges in jurisdictions where we did not have any tax benefit due to the applicable tax rate or valuation allowances. The effective income tax rate for the nine months ended September 30, 2013 benefited from a retroactive reinstatement of certain tax provisions that were recorded as discrete items during the three months ended March 31, 2013. On January 2, 2013, the President signed the American Taxpayer Relief Act of 2012, retroactively reinstating and extending the research and development tax credit and certain foreign tax provisions from January 1, 2012 through December 31, 2013. Our effective tax rate for the full year may be higher or lower depending on, among other factors, our mix of foreign earnings and the amount and location of restructuring charges incurred during the year.

We incurred losses from continuing operations during the three month and nine month periods ended September 30, 2012. Our loss before income taxes from continuing operations for the three month and nine month periods ended September 30, 2012 was reduced by an income tax benefit of $48 million and $55 million, respectively (an effective income tax benefit rate of 4% in each period). The tax benefit for the three month and nine month periods was 4% because our net loss resulted from an impairment charge, substantially all of which related to non-deductible goodwill, with no corresponding tax benefit. Our tax provision for both the three month and nine month periods benefitted from earnings in jurisdictions with low tax rates and losses in jurisdictions, such as the U.S., with high tax rates, as well as favorable settlements of certain tax disputes totaling $2 million in the three months ended September 30, 2012 and $12 million in the nine months ended September 30, 2012. The favorable factors were partially offset by losses in jurisdictions where we did not have any tax benefit due to the applicable tax rate or valuation allowances. In addition, during the three months ended September 30, 2012, we increased our valuation allowances by a total of $36 million to provide for certain foreign tax credits and net operating losses that we currently believe are not likely to be realized. This increase in our valuation allowance was offset by a reduction in our unrecognized tax benefits resulting in no material change to our tax expense for the three months ended September 30, 2012.

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

Our tax benefit with respect to the Settlement agreement may be significantly reduced resulting in an increased tax expense if we do not fund a significant portion of the Settlement agreement before the end of 2013 or the price of our common stock at the time we fund the Settlement agreement is less than $17.86 per share. As described in connection with the “Settlement Agreement and Related Costs” portion of the “Material Commitments and Contingencies” section of the “Liquidity and Capital Resources” discussion, these conditions could result in a significant increase in our effective tax rate and could have a material adverse effect on our consolidated financial position and results of operations in the periods in which these conditions occur. For example, a delay in funding a significant portion of the Settlement agreement until 2014, could require us to increase our valuation allowance, resulting in an increased tax expense of as much as $50 million in 2013. In addition, changes in statutory tax rates or other new legislation or regulation may change our deferred tax assets or liability balances, with an either favorable or unfavorable impact on our effective tax rate.

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

Material Commitments and Contingencies

Settlement Agreement and Related Costs

We recorded a pre-tax charge of $850 million in 2002, of which $513 million represents a cash payment that we are required to make (subject to the satisfaction of the terms and conditions of the Settlement agreement) upon the effectiveness of a plan of reorganization in the bankruptcy of W. R. Grace & Co, known as Grace. We did not use cash in any period with respect to this liability.

We currently expect to fund a substantial portion of this payment when it becomes due by using accumulated cash and cash equivalents with the remainder from our committed liquidity facilities. Our credit facility is available for general corporate purposes, including the payment of the amounts required upon effectiveness of the Settlement agreement. See “Principal Sources of Liquidity” below. The cash payment of $513 million accrues interest at a 5.5% annual rate, which is compounded annually, from December 21, 2002 to the date of payment. This accrued interest was $400 million at September 30, 2013 and is recorded in Settlement agreement and related accrued interest on our consolidated balance sheet. The total liability on our consolidated balance sheet was $913 million at September 30, 2013. In addition, the Settlement agreement provides for the issuance of 18 million shares of our common stock. Since the impact of issuing these shares is dilutive to our EPS, under U.S. GAAP, they are included in our diluted weighted average number of common shares outstanding in our calculation of EPS if the impact of including these shares is dilutive. See Note 17, “Net Earnings (Loss) Per Common Share,” for details of our calculation of EPS.

Tax benefits resulting from the anticipated funding of the Settlement agreement were recorded as a $415 million net deferred tax asset on our consolidated balance sheet as of September 30, 2013. This deferred tax asset reflects the cash portion of the Settlement agreement and related accrued interest and the value of the 18 million shares of our common stock at the post-split price of $17.86 per share, which was the price when the Settlement agreement was reached in 2002.

We intend to carry back a significant portion of the loss resulting from our deduction under the Settlement agreement. The efficiency of any amount carried back and the benefit therefrom, as well as the benefit from the amount carried forward, may depend upon, among other factors, the year we fund the Settlement agreement. Our tax benefit may be significantly reduced resulting in an increased tax expense which could have a material adverse effect on our consolidated results of operations if we do not fund a significant portion of the Settlement agreement before the end of 2013 or are unable to generate sufficient U.S. taxable income. For example, a delay in funding a significant portion of the Settlement agreement until 2014, could require us to increase our valuation allowance, resulting in an increased tax expense of as much as $50 million in 2013. The timing of our funding, however, is subject to certain factors beyond our control. Recently, Grace indicated that it could not reasonably expect to emerge from bankruptcy in 2013 given the appeals to its current proposed joint plan of reorganization (the “PI Settlement Plan”). We therefore, understand that Grace may not emerge from bankruptcy in 2013. We are pursuing available options to preserve the full amount of the net deferred tax asset, but no assurances can be given that the full amount of the net deferred tax asset will be preserved. Other facts that will impact our tax benefit include the amount of cash we pay, our tax position and the applicable tax codes, our past and anticipated future earnings in the U.S., as well as the price or our common stock at the time we fund the Settlement agreement. Changes in statutory tax rates or other new legislation or regulation may also change our deferred tax assets or liability balances, with an either favorable or unfavorable impact on our effective tax rate.

While the Bankruptcy Court and the District Court have confirmed the PI Settlement Plan, and the United States Court of Appeals for the Third Circuit (the “Third Circuit Court of Appeals”) has issued opinions and judgments overruling certain objections and appeals to the PI Settlement Plan, the Third Circuit Court of Appeals has not yet ruled on the appeal filed by certain holders of Grace’s prepetition bank debt (the “Bank Lender Appeal”). We do not know when the Third Circuit Court of Appeals will rule on the Bank Lender Appeal or whether there will be further proceedings with respect to the Bank Lender Appeal or other appeals. Matters relating to the PI Settlement Plan may be subject to further appeal, challenge, and proceedings before the Bankruptcy Court, the District Court, the Third Circuit Court of Appeals, the United States Supreme Court (the “Supreme Court”) or elsewhere. Parties have challenged various issues with respect to the PI Settlement Plan and the opinions and orders entered by the Bankruptcy Court and the District Court, including (without limitation) issues relating to releases and injunctions contained in the PI Settlement Plan. We will continue to review and monitor the progress of the Grace bankruptcy proceedings (including appeals and other proceedings relating to the PI Settlement Plan, the Bankruptcy and the Amended District Court Opinions, and the Bankruptcy and Amended District Court Confirmation Orders), as well as any amendments or changes to the PI Settlement Plan or to the Bankruptcy and the Amended District Court Opinions and Confirmation Orders, to verify compliance with the Settlement agreement. We do not control the appellate timetable, including when or how the Third Circuit Court of Appeals will rule on the Bank Lender Appeal, whether the parties will seek to appeal any Third Circuit ruling to the Supreme Court, whether the Supreme Court will take up any of these appeals, or how any ruling on appeal might impact the PI Settlement Plan. We do not know whether or when a final plan of reorganization (whether the PI Settlement Plan or another plan of reorganization) will become effective or whether the final plan will be consistent with the terms of the Settlement agreement.

As mentioned in “2013 Revised Outlook” above, our full year 2013 diluted net earnings per common share guidance continues to exclude the payment under the Settlement agreement, as the timing is unknown.

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

Principal Sources of Liquidity

Our primary sources of cash are the collection of trade receivables generated from the sales of our products and services to our customers and amounts available under our existing lines of credit, including our credit facility, and our accounts receivable securitization programs. Our primary uses of cash are payments for operating expenses, restructuring expenses, investments in working capital, capital expenditures, interest, taxes, dividends, debt obligations and other long-term liabilities. We believe that our current liquidity position and future cash flows from operations will enable us to fund our operations, including all of the items mentioned above, and the cash payment under the Settlement agreement should it become payable in the next 12 months. We expect to retain approximately $200 million of cash and cash equivalents following the payment of the cash portion of the Settlement agreement. We plan to repay our 12% senior notes at their maturity in February 2014 with available cash and/or committed liquidity. See Note 10, “Debt and Credit Facilities,” for further details.

As of September 30, 2013, the Company had cash and cash equivalents of $777 million, of which approximately $411 million, or 53%, was located outside of the U.S. As of September 30, 2013, there were certain foreign government regulations restricting transfers on less than $50 million of the cash located outside of the U.S. As of September 30, 2013, the Company’s U.S. cash balances and committed liquidity facilities available to U.S. borrowers were sufficient to fund its U.S. operating requirements and capital expenditures, current debt obligations and dividends. The Company does not expect that in the near term cash located outside of the U.S. will be needed to satisfy its obligations, dividends and other demands for cash in its U.S. operations, except for the funding of payment of the Settlement agreement if it were to be settled in the near term. Should we need to fund the payment of the Settlement agreement liability and related accrued interest in 2013, the Company expects that it would also repatriate cash from its international operations. The Company believes that the repatriation of its cash located outside of the U.S. would result in cash taxes of approximately $10 million.

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents.

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$776.7	$679.6

See “Analysis of Historical Cash Flows” below.

Cash flow from operations has tended to be lower in the first quarter and higher in the fourth quarter, reflecting seasonality of sales and working capital changes, including the timing of certain annual incentive compensation payments and seasonal inventory builds.

Lines of Credit

There were no amounts outstanding under the credit facility at September 30, 2013 and December 31, 2012. See Note 10, “Debt and Credit Facilities,” for further details.

Accounts Receivable Securitization Programs

At September 30, 2013, we had $200 million available under our programs, and we did not utilize our programs in 2013. See Note 8, “Accounts Receivable Securitization Program,” for further information.

Covenants

At September 30, 2013, we were in compliance with our financial covenants and limitations, as discussed in “Covenants” of Note 10, “Debt and Credit Facilities” and in Note 8, “Accounts Receivable Securitization Programs.”

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

Analysis of Historical Cash Flows and Free Cash Flow

The following table shows the changes in our consolidated cash flows.

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities from continuing operations	$278.2	$64.7
Net cash used in investing activities from continuing operations	(75.4)	(97.1)
Net cash used in financing activities from continuing operations	(101.8)	(156.1)

Net Cash Provided by Operating Activities from Continuing Operations

2013

Net cash provided by operating activities from continuing operations in 2013 of $278 million was primarily attributable to net earnings adjusted to reconcile to net cash provided by operating activities of $372 million, which primarily included adjustments for depreciation and amortization, share-based incentive compensation expenses, profit sharing expense, loss on debt redemption and deferred taxes. Net changes in operating assets and liabilities resulted in a net cash use of $94 million in 2013 primarily in trade receivables, net, inventories and accounts payable. This activity reflects our seasonality of sales and collections, along with the timing of inventory purchases and the related receipts and payments of cash.

2012

Net cash provided by operating activities from continuing operations in 2012 of $65 million was primarily attributable to net loss adjusted to reconcile to net cash provided by operating activities of $276 million, which primarily included adjustments for impairment of goodwill and other intangible assets, depreciation and amortization, share-based incentive compensation expenses, profit sharing expenses impairment of equity method investment and deferred taxes. Net changes in operating assets and liabilities resulted in a net cash use of $211 million in 2012. Changes in trade receivables, net, inventories and accounts payable were a net use of cash of $173 million. This activity reflects the seasonality of sales and collections, along with the timing of inventory purchases and the related receipts and payments of cash.

Net Cash Used in Investing Activities from Continuing Operations

2013

Net cash used in investing activities from continuing operations in 2013 of $75 million primarily consisted of capital expenditures of $80 million related to capacity expansions to support growth in net sales. Capital expenditure related to IOP were $9 million in 2013.

2012

Net cash used in investing activities from continuing operations in 2012 of $97 million primarily consisted of capital expenditures of $98 million primarily for property and equipment, productivity improvements and capacity expansions to support the growth in net sales. Capital expenditure related to IOP were $14 million in 2012.

Net Cash Used in Financing Activities from Continuing Operations

2013

Net cash used in financing activities from continuing operations of $102 million was primarily due to the following:

•	repurchase of $400 million on 7.875% Senior Notes due June 2017 for $431 million;

•	prepayment of term loan installments of $55 million; and

•	payment of $76 million of quarterly dividends.

These factors were partially offset by issuance of $425 million of 5.25% Senior Notes due April 2023 and short term borrowings of $43 million.

2012

Net cash used in financing activities from continuing operations in 2012 of $156 million was primarily due to the following:

•	the cash payment of quarterly dividends of $76 million; and

•	prepayments of our term loan installments of $89 million.

Free Cash Flow

In addition to net cash provided by operating activities, we use free cash flow as a useful measure of performance and as an indication of the strength and ability to generate cash. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow is not defined under U.S. GAAP. Therefore, it should not be considered a substitute for net income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. Free cash flow does not represent residual cash available for discretionary expenditures, including certain debt servicing requirements or non-discretionary expenditures that are not deducted from this measure. We typically generate the majority of our annual free cash flow in the second half of the year. Below find details of free cash flow for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended
	September 30,
	2013	2012	Increase
Cash flow provided by operating activities—continuing operations	$278.2	$64.7	$213.5
Capital expenditures for property and equipment	(80.0)	(97.8)	17.8

Free cash flow	$198.2	$(33.1)	$231.3

Changes in Working Capital

	September 30, 2013	December 31, 2012	Increase
Working capital (current assets less current liabilities)	$802.8	$888.8	$(86.0)
Current ratio (current assets divided by current liabilities)	1.3x	1.4x
Quick ratio (current assets, less inventories divided by current liabilities)	1.0x	1.1x

The $86 million, or 10%, decrease in working capital in the nine months ended September 30, 2013 was primarily due to the classification of our 12% Senior Notes due 2014, and a portion of our Term Loan A and Term Loan B to current portion of long-term debt from long-term debt.

Changes in Stockholders’ Equity

The $28 million, or 2%, decrease in stockholders’ equity in the nine months ended September 30, 2013 was primarily due to dividends paid and accrued on our common stock of $77 million and cumulative translation adjustment of $89 million, partially offset by net earnings of $97 million and an increase in treasury stock of $26 million primarily due to the transfer of common stock from treasury stock as part of our 2012 profit sharing plan contribution.

Derivative Financial Instruments

Foreign Currency Forward Contracts

At September 30, 2013, we were party to foreign currency forward contracts, which did not have a significant impact on our liquidity. The information set forth in Item 1 of Part I of this Quarterly Report on Form 10-Q in Note 11, “Derivatives and Hedging Activities,” is incorporated herein by reference. For further discussion about these contracts and other financial instruments, see Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

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

At September 30, 2013, we had no outstanding interest rate swaps, outstanding collars or options.

The fair value of our fixed rate debt varies with changes in interest rates. Generally, the fair value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical 10% increase in interest rates would result in a decrease of $110 million in the fair value of the total debt balance at September 30, 2013. This change in the fair value of our fixed rate debt does not alter our obligations to repay the outstanding principal amount or any related interest of such debt. See Note 12, “Fair Value Measurements and Other Financial Instruments,” for details of the methodology and inputs used to determine the fair value of our fixed rate debt.

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

For the nine months ended September 30, 2013, less than 1% of our consolidated net sales and operating income were derived from our businesses in Venezuela. As of September 30, 2013, we had net assets of $46 million in Venezuela, which primarily consisted of cash and cash equivalents of $37 million. Also, as of September 30, 2013, our Venezuelan subsidiaries had a negative cumulative translation adjustment balance of $46 million.

Foreign Currency Forward Contracts

We use foreign currency forward contracts to fix the amounts payable or receivable on some transactions denominated in foreign currencies. A hypothetical 10% adverse change in foreign exchange rates at September 30, 2013 would have caused us to pay approximately $151 million to terminate these contracts. Based on our overall foreign exchange exposure, we estimate this change would not materially affect our financial position and liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.

Our foreign currency forward contracts are described in Note 11, “Derivatives and Hedging Activities,” which information is incorporated herein by reference.

We may use other derivative instruments from time to time, such as foreign exchange options to manage exposure to changes in foreign exchange rates and interest rate and currency swaps related to certain financing transactions. These instruments can potentially limit foreign exchange exposure and limit or adjust interest rate exposure by swapping borrowings denominated in one currency for borrowings denominated in another currency. At September 30, 2013, we had no foreign exchange options or interest rate and currency swap agreements outstanding.

Outstanding Debt

Our outstanding debt is generally denominated in the functional currency of the borrower. We believe that this enables us to better match operating cash flows with debt service requirements and to better match the currency of assets and liabilities. The amount of outstanding debt denominated in a functional currency other than the U.S. dollar was $445 million at September 30, 2013 and $429 million at December 31, 2012.

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

Our customers may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our provision for bad debt expense was $3 million in the three months ended September 30, 2013, $1 million in the three months ended September 30, 2012, $10 million in the nine months ended September 30, 2013 and $12 million in the nine months ended September 30, 2012. The allowance for doubtful accounts was $36 million at September 30, 2013 and $26 million at December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

The table below sets forth the total number of shares of our common stock, par value $0.10 per share, that we repurchased in each month of the quarter ended September 30, 2013, the average price paid per share and the maximum number of shares that may yet be purchased under our publicly announced plans or programs.

			Total Number of Share	Maximum Number of
		Average Price	Purchased As Part of	Shares that May Yet Be
	Total Number of	Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased (1)	Per Share	Plans or Programs	Plans or Programs
	(a)	(b)	(c)	(d)
Balance as of June 30, 2013				15,546,142
July 1, 2013 through July 30, 2013	6,422	—	—	15,546,142
August 1, 2013 through August 31, 2013	13,504	—	—	15,546,142
September 1, 2013 through September 30, 2013	—	—	—	15,546,142

Total	19,926	$—	—	15,546,142

(1)	We did not purchase any shares during the quarter ended September 30, 2013 pursuant to our publicly announced program (described below). We did acquire shares by means of (a) shares withheld from awards under our 2005 contingent stock plan pursuant to the provision thereof that permits tax withholding obligations or other legally required charges to be satisfied by having us withhold shares from an award under that plan and (b) shares reacquired pursuant to the forfeiture provision of our 2005 contingent stock plan. (See table below.) We report price calculations in column (b) in the table above only for shares purchased as part of our publicly announced program, when applicable, including commissions. For shares withheld for tax withholding obligations or other legally required charges, we withhold shares at a price equal to their fair market value. We do not make payments for shares reacquired by the Company pursuant to the forfeiture provision of the 2005 contingent stock plan as those shares are simply forfeited.

	Shares withheld for tax	Average withholding price	Forfeitures under 2005
Period	obligations and charges	for shares in column “a”	Contingent Stock Plan	Total
	(a)	(b)	(c)	(d)
July 2013	1,172	$27.61	5,250	6,422
August 2013	2,404	27.61	11,100	13,504
September 2013	—	—	—	—

Total	3,576	$—	16,350	19,926

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

Item 6. Exhibits.

Exhibit Number	Description

3.1	Unofficial Composite Amended and Restated Certificate of Incorporation of the Company as currently in effect. (Exhibit 3.1 to the Company’s Registration Statement on Form S-3, Registration No. 333-108544, is incorporated herein by reference.)

3.2	Amended and Restated By-Laws of the Company as currently in effect. (Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 1-12139, is incorporated herein by reference.)

31.1	Certification of Jerome A. Peribere pursuant to Rule 13a-14(a), dated November 8, 2013.

31.2	Certification of Carol P. Lowe pursuant to Rule 13a-14(a), dated November 8, 2013.

32	Certification of Jerome A. Peribere and Carol P. Lowe, pursuant to 18 U.S.C. § 1350, dated November 8, 2013.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sealed Air Corporation

Date: November 8, 2013	By:	/s/ William G. Stiehl
William G. Stiehl
Chief Accounting Officer and Controller (Duly Authorized Executive Officer and Principal Accounting Officer)